Form 10-Q
period 1993-12-31
HARRIS CORP /DE/
filed 1994-02-11
CIK 202058

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended December 31, 1993                   Commission File Number 1-3863




                               HARRIS CORPORATION
             ======================================================
             (Exact name of registrant as specified in its charter)




             Delaware                                                34-0276860
   ========================                              =================================
   (State of Incorporation)                              (IRS Employer Identification No.)





                            1025 West NASA Boulevard
                            Melbourne, Florida 32919
                    ========================================
                    (Address of principal executive offices)



                                 (407) 727-9100
                        ==============================
                        (Registrant's telephone number)


                        ===============================


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes  X    No_____
                                                                  ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                               39,812,156 Shares
                                                               ----------

PART I.  FINANCIAL INFORMATION

                      HARRIS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME


The following information for the quarters ended December 31, 1993 and December 25, 1992, has not been examined by independent accountants, but in the opinion of management reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the indicated periods. The results of operations for the quarter ended December 31, 1993 are not necessarily indicative of the results for the full fiscal year.


                                            Quarter Ended             Two Quarters Ended
                                     --------------------------   -------------------------
                                     December 31,  December 25,   December 31, December 25,
                                         1993          1992           1993         1992
                                     ------------  ------------   ------------ ------------
                                             (In millions, except per share amounts)
Revenue
  Revenue from sales, rentals
   and services                         $807.5        $768.8        $1,576.6      $1,496.4
  Interest                                 9.1           8.7            17.3          16.8
                                        ------        ------        --------      --------
                                         816.6         777.5         1,593.9       1,513.2

Costs and Expenses
  Cost of sales, rentals and
    services                             550.6         519.3         1,072.8       1,014.6
  Engineering, selling and
    administrative expenses              201.9         202.4           405.8         397.0
  Interest                                14.5          15.3            28.7          30.1
  Other - net                              1.2            .3            (1.6)          (.6)
                                        ------        ------         -------      --------
Income before income taxes                48.4          40.2            88.2          72.1
Income taxes                              18.4          14.8            33.5          26.0
                                        ------        ------         -------      --------

Income before cumulative effect of
 change in accounting principle           30.0          25.4            54.7          46.1
Cumulative effect of change in
 accounting principle                        -             -           (10.1)            -
                                        ------        ------         -------      --------

Net Income                              $ 30.0        $ 25.4         $  44.6      $   46.1
                                        ======        ======         =======      ========

Income per share before cumulative effect
 of change in accounting principle        $.75          $.64           $1.37         $1.17
Cumulative effect of change in
 accounting principle                        -             -            (.25)            -
                                          ----          ----           -----         -----
Net Income Per Common Share (Primary)     $.75          $.64           $1.12         $1.17
                                          ====          ====           =====         =====

Cash Dividends Paid Per Common Share      $.28          $.26            $.56          $.52
                                          ====          ====            ====          ====

                      HARRIS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                    December 31,   June 30,
                                                                       1993          1993
                                                                   ------------- -------------
ASSETS                                                                   (In millions)
Current Assets
  Cash and cash equivalents                                          $   48.8      $  131.7
  Trade accounts and notes receivable - net, less allowance
    for collection losses of $27,200,000 at December 31, 1993
    and $28,200,000 at June 30, 1993                                    603.2         607.6
  Unbilled costs and accrued earnings on fixed price contracts based on percentage-of-completion accounting, less progress payments of $175,400,000 at December 31, 1993 and
    $162,300,000 at June 30, 1993                                       365.8         320.9
  Inventories:
    Work in process and finished products                               414.6         383.0
    Raw materials and supplies                                           53.9          61.4
                                                                      -------       -------
                                                                        468.5         444.4
  Deferred income taxes                                                  86.7          66.0
                                                                      -------       -------
          Total Current Assets                                        1,573.0       1,570.6

Plant and equipment, less allowances for depreciation of
  $1,161,300,000 at December 31, 1993 and $1,128,500,000 at
  June 30, 1993                                                         566.7         564.1

Notes receivable - net                                                  152.5         147.2
Intangibles resulting from acquisitions                                 162.0         162.8
Other assets                                                            101.5          97.3
                                                                     --------      --------
                                                                     $2,555.7      $2,542.0
                                                                     ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                                                    $  104.5      $   35.2
  Trade accounts payable                                                138.5         169.4
  Compensation and benefits                                             148.3         168.0
  Other accrued items                                                   141.0         150.6
  Advance payments and unearned income                                  168.1         176.1
  Income taxes                                                           68.0          77.4
  Current portion of long-term debt                                        .4           1.4
                                                                     --------      --------
          Total Current Liabilities                                     768.8         778.1

Deferred income taxes                                                    12.8          10.6
Long-term debt                                                          612.0         612.0
Shareholders' Equity
  Capital stock:
    Preferred Stock, without par value:
      Authorized - 1,000,000 shares; issued - none                          -          -
    Common Stock, par value $1 per share:
      Authorized - 100,000,000 shares; issued 39,812,156 shares
        at December 31, 1993 and 39,604,496 at June 30, 1993             39.8          39.6
  Other capital                                                         228.1         216.3
  Retained earnings                                                     924.9         906.7
  Unearned compensation                                                  (8.0)         (8.3)
  Cumulative translation adjustments                                    (22.7)        (13.0)
                                                                     --------      --------
          Total Shareholders' Equity                                  1,162.1       1,141.3
                                                                     --------      --------
                                                                     $2,555.7      $2,542.0
                                                                     ========      ========

                      HARRIS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          Two Quarters Ended
                                                     ----------------------------
                                                      December 31,   December 25,
                                                         1993           1992
                                                     -------------  -------------
                                                             (In millions)
Cash flows from operating activities
  Income before cumulative effect of change
    in accounting principle                             $ 54.7        $ 46.1
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation of plant and equipment                   77.7          77.7
    Non-current deferred income tax                        2.2            .1
  Cumulative effect of change in accounting
    principle                                            (10.1)            -
  (Increase) decrease in:
    Accounts and notes receivable                         (1.0)         27.7
    Unbilled costs and inventories                       (69.0)        (39.6)
    Other assets                                          (7.1)        (12.1)
  Increase (decrease) in:
    Trade payables and accrued expenses                  (60.2)        (79.1)
    Advance payments and unearned income                  (7.9)         (3.3)
    Income taxes                                         (30.0)         15.4
  Other                                                   (3.0)          1.0
                                                         -----         -----

Net cash used in operating activities                    (53.7)        (33.9)
                                                         -----         -----

Cash flows from investing activities
  Capital expenditures-net of
    normal disposals                                     (79.6)        (67.5)
  Cash paid for acquired business                            -         (25.9)
                                                         -----         -----

Net cash used in investing activities                    (79.6)        (93.4)
                                                         -----         -----

Cash flows from financing activities
  Increase (decrease) in short-term debt                  68.3           2.6
  Increase (decrease) in long-term debt                      -           (.1)
  Proceeds from sale of Common Stock                       7.3           4.1
  Purchase of Common Stock for treasury                   (5.5)            -
  Cash dividends                                         (22.2)        (20.4)
                                                         -----         -----

Net cash provided by (used in) financing activities       47.9         (13.8)
                                                         -----         -----

Effect of exchange rate changes on cash and cash
  equivalents                                              2.5          (4.9)
                                                         -----         -----

Net decrease in cash and cash equivalents               $(82.9)       $(78.2)
                                                        ======        ======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1993

Note A -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and changes in cash flows in conformity with generally accepted accounting principles.


Note B -- Postretirement Benefits Other Than Pensions

For the quarter ended September 30, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for
Postretirement Benefits Other Than Pensions". Health-care benefits are provided on a limited cost-sharing basis to retirees that had 10 or more years of service. This adoption resulted in a one-time charge of $10,100,000 ($.25 per share), net of income tax credits of $6,400,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS


Sales for the second quarter and the first two quarters increased five percent from the same periods a year ago. Income before cumulative effect of change in accounting principle increased 18 percent in the second quarter and 19 percent for the first two quarters compared to the respective prior year periods.

The Semiconductor segment posted a substantial improvement in earnings for the quarter and year-to-date on moderately higher sales. Second quarter and year-to-date net income for this segment included gains from the ongoing sales of investment securities in both the current and prior fiscal years. Sales and net income increased slightly in the second quarter and year-to-date in the Electronic Systems segment. The Communications segment's earnings were substantially higher for both periods due to significantly higher sales of digital telephone products and improved profit margins on broadcast products. Lanier Worldwide's net income and sales decreased moderately in the second quarter when compared to the prior period. Year-to-date net income, however, was significantly higher on relatively unchanged sales due to reduced losses in Europe.

Cost of sales as a percentage of net sales increased to 68.2 percent in the second quarter and 68.0 percent in the first two quarters of this year compared to 67.5 percent and 67.8 percent for the respective periods last year. The increase is due primarily to decreased gross margins in the Lanier Worldwide segment.

Engineering, selling, and administrative expenses as a percentage of net sales decreased to 25.0 percent in the second quarter and 25.7 percent year-to-date, compared to 26.3 percent and 26.5 percent for the same periods in the prior year. The decrease is due to lower expenses in the Semiconductor and Communications segments.

Interest expense is lower in the quarter and year-to-date due to lower interest rates. "Other-net" includes gains from the sale of investment securities for all periods presented.

The provision for income taxes as a percentage of pre-tax income was 38.0 percent in the second quarter and first two quarters of this year compared to
36.8 percent for the second quarter and 36.0 percent for the first two quarters of the prior year. The increases from the statutory federal tax rate of 35 percent during the current year and 34 percent in the prior year were primarily due to the provision for state income taxes.

Income before cumulative effect of change in accounting principle as a percentage of sales was 3.7 percent and 3.5 percent for the quarter and year-to-date, respectively, compared to 3.3 percent and 3.1 percent in the same periods last year for the previously stated reasons.

Working capital increased $11.7 million from $792.5 million at June 30, 1993 to $804.2 million at the end of the second quarter. The Corporation anticipates that the requirements for funds to finance operations during the remainder of the fiscal year will be met by cash flow from operations.

PART II OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits:

         (10)(a) Trust Agreement dated January 7, 1994 between Harris Corporation and Boston Safe Deposit and Trust Company.

         (11) Statement re:  computation of per share earnings.

     (b) Reports on Form 8-K.

         No reports on Form 8-K have been filed during the quarter for which this report is filed.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HARRIS CORPORATION
                                            ---------------------------------
                                            (Registrant)

Date: February 11, 1994                     By: /s/ Bryan R. Roub
                                               ------------------------------
                                               Bryan R. Roub
                                               Senior Vice President and
                                               Chief Financial Officer