Form 10-Q
period 1994-03-31
HARRIS CORP /DE/
filed 1994-05-12
CIK 202058

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended March 31, 1994                Commission File Number 1-3863




                               HARRIS CORPORATION
            ========================================================
             (Exact name of registrant as specified in its charter)



       Delaware                                    34-0276860
========================                        ==================
(State of Incorporation)               (IRS Employer Identification No.)



                            1025 West NASA Boulevard
                            Melbourne, Florida 32919
                  =============================================
                    (Address of principal executive offices)



                                 (407) 727-9100
                      ===================================
                        (Registrant's telephone number)




                        ===============================


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                               Yes  X    No
                                                                   ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                               39,712,954 Shares
                                                               ----------

PART I.  FINANCIAL INFORMATION
- ------------------------------

                      HARRIS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME


The following information for the quarters ended March 31, 1994 and March 26, 1993, has not been examined by independent accountants, but in the opinion of management reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the indicated periods. The results of operations for the quarter ended March 31, 1994 are not necessarily indicative of the results for the full fiscal year.


                                            QUARTER ENDED            THREE QUARTERS ENDED
                                     --------------------------   -------------------------
                                       March 31,     March 26,      March 31,    March 26,
                                         1994          1993           1994         1993
                                     ------------  ------------   ------------ ------------
                                             (In millions, except per share amounts)
Revenue
  Revenue from sales, rentals
   and services                         $838.3        $744.2        $2,414.9      $2,240.6
  Interest                                 8.3           8.6            25.6          25.4
                                        ------        ------        --------      --------
                                         846.6         752.8         2,440.5       2,266.0

Costs and Expenses
  Cost of sales, rentals and
    services                             579.4         501.1         1,652.2       1,515.7
  Engineering, selling and
    administrative expenses              203.4         197.4           609.2         594.4
  Interest                                14.8          15.3            43.5          45.4
  Other - net                             (2.0)         (3.9)           (3.6)         (4.5)
                                        ------        ------         -------      --------
Income before income taxes                51.0          42.9           139.2         115.0
Income taxes                              18.0          15.4            51.5          41.4
                                        ------        ------         -------      --------

Income before cumulative effect of
 change in accounting principle           33.0          27.5            87.7          73.6
Cumulative effect of change in
 accounting principle                        -             -           (10.1)            -
                                        ------        ------         -------      --------

Net Income                              $ 33.0        $ 27.5         $  77.6      $   73.6
                                        ======        ======         =======      ========

Income per share before cumulative
 effect of change in accounting
 principle                                $.83          $.70           $2.20         $1.87
Cumulative effect of change in
 accounting principle                        -             -            (.25)            -
                                          ----          ----           -----         -----
Net Income Per Common Share (Primary)     $.83          $.70           $1.95         $1.87
                                          ====          ====           =====         =====

Cash Dividends Paid Per Common Share      $.28          $.26            $.84          $.78
                                          ====          ====            ====          ====

                      HARRIS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                      March 31     June 30,
                                                                        1994         1993
                                                                   ------------- -------------
ASSETS                                                                   (In millions)
Current Assets
  Cash and cash equivalents                                          $   50.1      $  131.7
  Trade accounts and notes receivable - net, less allowance
    for collection losses of $27,600,000 at March 31, 1994
    and $28,200,000 at June 30, 1993                                    611.5         607.6
  Unbilled costs and accrued earnings on fixed price contracts based on percentage-of-completion accounting, less progress payments of $191,900,000 at March 31, 1994 and
    $162,300,000 at June 30, 1993                                       378.6         320.9
  Inventories:
    Work in process and finished products                               420.0         383.0
    Raw materials and supplies                                           69.2          61.4
                                                                      -------       -------
                                                                        489.2         444.4
  Deferred income taxes                                                  76.5          66.0
                                                                      -------       -------
          Total Current Assets                                        1,605.9       1,570.6

Plant and equipment, less allowances for depreciation of
  $1,185,300,000 at March 31, 1994 and $1,128,500,000 at
  June 30, 1993                                                         566.9         564.1

Notes receivable - net                                                  156.2         147.2
Intangibles resulting from acquisitions                                 163.4         162.8
Other assets                                                            109.5          97.3
                                                                     --------      --------
                                                                     $2,601.9      $2,542.0
                                                                     ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                                                    $   70.9      $   35.2
  Trade accounts payable                                                130.5         169.4
  Compensation and benefits                                             176.8         168.0
  Other accrued items                                                   150.9         150.6
  Advance payments and unearned income                                  169.6         176.1
  Income taxes                                                           37.5          77.4
  Current portion of long-term debt                                        .5           1.4
                                                                     --------      --------
          Total Current Liabilities                                     736.7         778.1

Deferred income taxes                                                    23.1          10.6
Long-term debt                                                          661.9         612.0
Shareholders' Equity
  Capital stock:
    Preferred Stock, without par value:
      Authorized - 1,000,000 shares; issued - none                          -          -
    Common Stock, par value $1 per share:
      Authorized - 100,000,000 shares; issued 39,712,954 shares
        at March 31, 1994 and 39,604,496 at June 30, 1993                39.7          39.6
  Other capital                                                         231.5         216.3
  Retained earnings                                                     937.9         906.7
  Unearned compensation                                                  (4.6)         (8.3)
  Cumulative translation adjustments                                    (24.3)        (13.0)
                                                                     --------      --------
          Total Shareholders' Equity                                  1,180.2       1,141.3
                                                                     --------      --------
                                                                     $2,601.9      $2,542.0
                                                                     ========      ========

                      HARRIS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                         THREE QUARTERS ENDED
                                                     -----------------------------
                                                        March 31,     March 26,
                                                         1994           1993
                                                     -------------  -------------
                                                             (In millions)
Cash flows from operating activities
  Income before cumulative effect of change
    in accounting principle                             $ 87.7        $ 73.6
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation of plant and equipment                  116.4         117.5
    Non-current deferred income tax                       12.5            .8
  Cumulative effect of change in accounting
    principle                                            (10.1)            -
  (Increase) decrease in:
    Accounts and notes receivable                        (13.0)         38.6
    Unbilled costs and inventories                      (102.4)        (60.2)
    Other assets                                         (18.4)        (12.1)
  Increase (decrease) in:
    Trade payables and accrued expenses                  (29.9)        (76.7)
    Advance payments and unearned income                  (6.5)         (6.4)
    Income taxes                                         (50.3)         20.0
  Other                                                   (2.0)         (2.1)
                                                         -----         -----

Net cash used in operating activities                    (16.0)         93.0
                                                         -----         -----

Cash flows from investing activities
  Capital expenditures-net of
    normal disposals                                    (116.8)       (102.9)
  Cash paid for acquired business                            -         (25.9)
                                                        ------        ------

Net cash used in investing activities                   (116.8)       (128.8)
                                                        ------        ------

Cash flows from financing activities
  Increase (decrease) in short-term debt                  34.8          11.4
  Increase (decrease) in long-term debt                   49.9           (.2)
  Proceeds from sale of Common Stock                      13.3           7.5
  Purchase of Common Stock for treasury                  (16.7)            -
  Cash dividends                                         (33.3)        (30.6)
                                                         -----         -----

Net cash provided by (used in) financing activities       48.0         (11.9)
                                                         -----         -----

Effect of exchange rate changes on cash and cash
  equivalents                                              3.2          (1.1)
                                                         -----         -----

Net decrease in cash and cash equivalents               $(81.6)       $(48.8)
                                                        ======        ======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


March 31, 1994

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
- ------------------------------------

Sales for the third quarter and the first three quarters increased 13 percent and 8 percent from the same respective periods a year ago. Income before cumulative effect of change in accounting principle increased 20 percent in the third quarter and 19 percent for the first three quarters compared to the respective prior year periods.

The Semiconductor segment posted a substantial improvement in earnings for the quarter and year-to-date on higher sales. Third quarter and year-to-date net income for this segment included gains from the ongoing sales of investment securities in both the current and prior fiscal years. Sales and net income increased significantly in the third quarter and moderately year-to-date in the Electronic Systems segment due to the continued success of this segment's diversification strategy and improvement in the segment's commercial computer business. The Communications segment's earnings were substantially higher for both periods due to higher sales and improved profit margins. Lanier Worldwide's sales increased modestly in both periods compared to the prior year. Net income was moderately higher due to significant improvement in this segment's European operations.

Cost of sales as a percentage of net sales increased to 69.1 percent in the third quarter and 68.4 percent in the first three quarters of this year compared to 67.3 percent and 67.6 percent for the respective periods last year. The increase was due primarily to decreased gross margins in the Electronic Systems and Lanier Worldwide segments.

Engineering, selling, and administrative expenses as a percentage of net sales decreased to 24.3 percent in the third quarter and 25.2 percent year-to-date, compared to 26.5 percent for both periods in the prior year. The decrease was due to lower expenses in the Semiconductor, Electronic Systems, and Communications segments.

Interest expense was lower in the quarter and year-to-date due to lower interest rates. "Other-net" was lower in the quarter and year-to-date due to lower gains from the sale of investment securities.

The provision for income taxes as a percentage of pre-tax income was 35.3 percent in the third quarter and 37.0 percent in the first three quarters of this year compared to 36.0 percent for the third quarter and the first three quarters of the prior year. The increases from the statutory federal tax rate of 35 percent during the current year and 34 percent in the prior year were primarily due to the provision for state income taxes.

Income before cumulative effect of change in accounting principle as a percentage of sales was 3.9 percent and 3.6 percent for the quarter and year-to-date, respectively, compared to 3.7 percent and 3.3 percent in the same periods last year for the previously stated reasons.

Working capital increased $76.7 million from $792.5 million at June 30, 1993 to $869.2 million at the end of the third quarter. The Corporation anticipates that the requirements for funds to finance operations during the remainder of the fiscal year will be met by cash flow from operations.

PART II OTHER INFORMATION
- -------------------------

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

     (a) Exhibits:

     (b) Reports on Form 8-K.

         No reports on Form 8-K have been filed during the quarter for which this report is filed.


                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HARRIS CORPORATION
                                            ---------------------------------
                                            (Registrant)

Date:  May 12, 1994                        By: /S/BRYAN R. ROUB
                                               ------------------------------
                                               Bryan R. Roub
                                               Senior Vice President and
                                               Chief Financial Officer