Form 10-K
period 1994-06-30
HARRIS CORP /DE/
filed 1994-09-23
CIK 202058

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1994            COMMISSION FILE NUMBER 1-3863

                               HARRIS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                           DELAWARE                                               34-0276860
- --------------------------------------------------------------------------------------------------------------------
                 (STATE OF INCORPORATION)                             (IRS EMPLOYER IDENTIFICATION NO.)

                             1025 W. NASA Boulevard
                            Melbourne, Florida 32919
                 ---------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (407) 727-9100
                 ---------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                            NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                      ON WHICH REGISTERED
                                               -----------------------------------------------
Common Stock, par value $1 per share                    New York Stock Exchange, Inc.
7 3/4% Sinking Fund Debentures due 2001                 New York Stock Exchange, Inc.
Preferred Stock Purchase Rights                         New York Stock Exchange, Inc.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                   YES X   NO

     Indicate by check mark if disclosure of delinquent filers pursuant to
Section 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of August 31, 1994.

                                                                  $1,642,340,000

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of August 31, 1994.
                                                               39,391,006 Shares

                      DOCUMENTS INCORPORATED BY REFERENCE
                    Proxy Statement dated September 15, 1994
                   (Incorporated by Reference into Part III).

                                     PART I

ITEM 1.  BUSINESS
                                  THE COMPANY

     Harris Corporation was incorporated in Delaware in 1926 as the successor to three companies founded in the 1890's. The executive offices of the Company are located at 1025 W. NASA Boulevard, Melbourne, Florida 32919, and the telephone number is (407) 727-9100.

     Harris Corporation, along with its subsidiaries (hereinafter called "Harris" or the "Company"), is a worldwide company focused on four core businesses: advanced electronic systems, semiconductors, communications and an office equipment distribution network.

     The Company's four core businesses were carried out during fiscal 1994 through three business sectors and a subsidiary, which correspond to its business segments used for financial reporting purposes: Electronic Systems Sector, Semiconductor Sector, Communications Sector and Lanier Worldwide, Inc. Harris structures its operations primarily around the markets it serves. Its operating divisions, which are the basic operating units, have been organized on the basis of technology and markets. For the most part, each operating division has its own marketing, engineering, manufacturing and service organizations. Reference is made to the Note Business Segments in the Notes to Financial Statements for further information with respect to business sectors and the subsidiary.

     Total sales in 1994 increased to $3.3 billion from $3.1 billion a year earlier. Total sales in the United States increased 6.0 percent, and international sales, which amounted to 29 percent of the corporate total, increased 11.9 percent. Net Income increased .6 percent to $111.8 million from $111.1 million. Income from continuing operations before income taxes increased to $193.5 million in 1994 from $169.8 million in 1993. Results for fiscal 1994 included an $11.5 million after-tax charge resulting from the Company's write-off of securities received from the 1990 sale of a discontinued business and a $10.1 million one-time after-tax charge for a cumulative effect of a change in accounting principle.

     The Company's three business sectors and the subsidiary and their principal products are as follows:

     Electronic Systems Sector: engages in advanced research, and develops, designs and produces advanced information processing and communication systems and software for defense applications, air traffic control, avionics, satellite communications, space exploration, mobile radio networks, simulation, energy management, law enforcement, electronic systems testing, and newspaper composition.

     Semiconductor Sector: produces advanced analog, digital and mixed-signal integrated circuits and discrete semiconductors for power, signal processing, data-acquisition, and logic applications for automotive systems, wireless communications, telecommunications line cards, video and imaging systems, industrial equipment, computer peripherals, and military and aerospace systems.

     Communications Sector: produces broadcast, radio-communication, and telecommunication products and systems, including transmitters and studio equipment for radio and TV, HF, VHF and UHF radio-communication equipment, microwave radios, digital telephone switches, telephone subscriber-loop equipment, and in-building paging equipment.

     Lanier Worldwide, Inc.: sells, services, supports and provides supplies for copying systems, facsimile systems and networks, dictation systems, optical-based electronic-image management systems, continuous recording systems and PC-based health care management systems.

     The financial results shown in the tables below are presented to comply with current financial accounting standards relating to business segment reporting. Information concerning the identifiable assets of the Company's business segments is contained in the Note Business Segments in the Notes to Financial Statements. In calculating operating profit, allocations of certain expenses among the business segments involve the exercise of business judgment. Intersegment sales, which are insignificant, are accounted for at prices comparable to those paid by unaffiliated customers.

               NET SALES AND OPERATING PROFIT BY BUSINESS SEGMENT

                             (DOLLARS IN MILLIONS)

                                   NET SALES

           YEAR ENDED         ELECTRONIC      SEMI-       COMMUNI-       LANIER
             JUNE 30           SYSTEMS       CONDUCTOR    CATIONS      WORLDWIDE        TOTAL
     -----------------------  ----------     --------     --------     ----------     ---------
     1992...................   $1,016.9       $584.5       $495.6        $907.0       $ 3,004.0
     1993...................    1,042.1        590.8        544.2         922.0         3,099.1
     1994...................    1,128.9        635.3        628.2         943.7         3,336.1

                                OPERATING PROFIT

           YEAR ENDED        ELECTRONIC   SEMI-      COMMUNI-    LANIER      CORPORATE   INTEREST
             JUNE 30         SYSTEMS     CONDUCTOR   CATIONS     WORLDWIDE   EXPENSE     EXPENSE     TOTAL
     ----------------------- -------     -------     -------     -------     -------     -------     ------
     1992................... $100.9      $(14.4 )     $46.0       $83.9      $(25.4 )    $(66.0 )    $125.0
     1993...................   98.9        44.4        43.9        84.2       (41.7 )     (59.9 )     169.8
     1994...................  101.3        70.2        57.6        89.8       (67.1 )*    (58.3 )     193.5

- ---------------

*Corporate expense in 1994 includes a $17.8 million charge resulting from the write-off of securities received from the 1990 sale of a discontinued business.

ELECTRONIC SYSTEMS

     The Electronic Systems Sector of Harris is composed of several operating divisions and is engaged in advanced research, development, design and production of advanced information processing and communication systems and sub-systems for government and commercial organizations in the United States and overseas. Applications of the sector's state-of-the-art technologies include air traffic control, avionics, communications, space exploration, mobile radio networks, energy management, electronics systems testing, newspaper composition and information management systems.

     The Electronic Systems Sector is a major supplier of advanced-technology and electronic systems to the United States Department of Defense, the Federal Aviation Administration, National Aeronautics and Space Administration, Federal Bureau of Investigation and other federal and local government agencies, aircraft manufacturers, electric utilities, newspapers and publishing houses.

     Sales in fiscal 1994 for this business segment increased 8.3 percent to $1,128.9 million from $1,042.1 million in fiscal 1993. Operating profit of $101.3 million increased from $98.9 million in the previous year. This sector contributed 34 percent of Company sales in 1994 and 1993.

     The sector is the leading supplier of air-traffic control communication systems. The sector is also a major supplier of custom aircraft and spaceborne communication and information processing systems, a leading supplier of terrestrial and satellite communication systems and a preeminent supplier of super-high-frequency military satellite ground terminals for the Department of Defense.

     The sector is a major supplier of custom ground-based systems and software designed to collect, store, retrieve, process, analyze, display and distribute information for government, defense and law enforcement applications, including meteorological data processing systems and range management information systems. The sector also provides computer controlled electronic maintenance, logistic, simulation and test systems for military aircraft, ships and ground vehicles.

     The sector is a worldwide supplier of energy management and distribution automation systems for electric utilities and information-processing systems for newspapers and publishing houses.

     Most of the sales of this sector are made directly or indirectly to the United States government under contracts or subcontracts containing standard government clauses providing for redetermination of profits, if applicable, and for termination for the convenience of the government or for default of the contractor. These sales consist of a variety of contracts and programs with various governmental agencies, with no single program accounting for 10 percent or more of total Harris sales.

     The backlog of unfilled orders for this segment of Harris' business was $530 million at June 30, 1994, substantially all of which is expected to be filled during the 1995 fiscal year, compared with $593 million a year earlier.

SEMICONDUCTOR

     The Semiconductor Sector of the Company produces analog, digital and mixed-signal integrated circuits and discrete and intelligent-power semiconductors for data-acquisition, signal processing, logic and power applications that demand the highest levels of performance in terms of speed, precision, low power consumption and reliability, often in harsh environments.

     Sales in fiscal 1994 for this business segment increased 7.5 percent to $635.3 million from $590.8 million in fiscal 1993. The sector's operating profit was $70.2 million in fiscal 1994, compared with $44.4 milion in fiscal 1993. The sector contributed 19 percent of Company sales in fiscal 1994 and 1993.

     The sector produces discrete-power products, including MOS (metal oxide semiconductors) power devices, transistors, rectifiers, power control circuits and transient suppression products. The sector pioneered development of "intelligent-power" technology which permits the combination of analog, logic and power circuits on the same chip. Such products are widely used in automotive electronic systems, such as automotive fuel injection systems, anti-lock braking and engine control, and industrial motor control.

     The sector is a major supplier of devices which address the needs of signal processing applications, including linears, switches, multiplexers, data conversion and digital signal processing chips. In addition, the sector is a leader in mixed-signal telecommunication line card applications, including SLICs (subscriber line interface circuits), CODECs, and cross-point switches used in private-branch-exchange (PBX) systems and of other circuits for cellular communications, high resolution graphic monitors, broadcast video and military radar systems.

     The sector is a major supplier of integrated circuits and discrete devices to the military and aerospace markets, with an emphasis on commercial and military space applications. The sector is the leading supplier of radiation-hardened circuits. The sector's custom, semicustom and standard integrated circuits are based on CMOS (complementary metal oxide semiconductor), SOS (silicon-on-sapphire), SOI (silicon-on-insulator), bipolar analog and power analog/digital process technologies.

     The sector is also a leading supplier of custom and semicustom integrated circuits, known as application specific integrated circuits (ASICs). These circuits are designed for high-performance military, space, automotive and industrial applications.

     Principal customers for the products of this sector include video imaging, computer, communication, telephone, industrial, medical and other electronic equipment manufacturers, automobile manufacturers, defense contractors and U.S. government agencies. In general, these products are sold directly to customers through a worldwide sales organization, which includes independent manufacturers' representatives, and to distributors, who, in turn, resell to their customers. Internationally, this sector also sells through distributors. See "International Business."

     The integrated circuit manufacturing technology and integrated circuit industry is characterized by rapid advances in product performance technology. Semiconductor technology is vital to the equipment and electronic systems designed and manufactured by the Electronic Systems Sector and Communications Sector of the Company. Harris is a party to technology exchange agreements with other companies to develop new and expanded technologies.

     The backlog of unfilled orders for this segment of Harris' business was $298 million at June 30, 1994, substantially all of which is expected to be filled during the 1995 fiscal year, compared with $300 million a year earlier.

COMMUNICATIONS

     The Communications Sector of the Company designs, manufactures, and sells products characterized by three principal communication technologies: broadcast, including radio and television products and transmission systems; two-way radio, including high-frequency (HF), very high frequency (VHF) and ultra-high frequency (UHF) products, and complete turnkey communication systems; and telecommunications, including microwave systems, digital telephone switches and auxiliary telecommunication products.

     Sales in fiscal 1994 for this business segment increased 15.4 percent to $628.2 million from $544.2 million. The sector recorded operating profit of $57.6 million, up from $43.9 million in fiscal 1993. The sector contributed 19 percent of Company sales in fiscal 1994 and 17 percent in 1993.

     Under the Farinon trademark, the sector is the largest producer of low-and medium-capacity analog and digital microwave systems in North America.

     The sector is the largest supplier of radio and television broadcast transmission equipment and radio-studio equipment in the United States. The sector's products include radio and television transmitters, antennas, and audio, remote-control and video production systems. The sector is also a leading supplier of mobile broadcast units.

     This sector is a leading supplier of two-way HF, VHF and UHF radio equipment and offers a comprehensive line of products and systems for long-and short-distance communications. The sector also designs and installs turnkey communication systems involving a variety of communication technologies, including HF, VHF, microwave, fiber-optics and switching systems with command and control centers. The products are sold to commercial and government customers worldwide.

     The sector is also a worldwide supplier of voice and data digital network switches and private branch exchanges (PBXs) to long-distance carriers, utilities, corporations and government agencies.

     In addition, the sector supplies telecommunication products and systems under the Dracon trademark, including telephone test systems and tools, ISDN terminal adapters and telephone-integrated voice-paging systems for a wide variety of in-plant applications.

     Internationally, particularly in the developing and oil-producing nations, the sector designs, sells, installs and services communication systems involving radio and television broadcasting equipment and long-and short-range radios on both a product and a turnkey basis.

     Principal customers for products of the Communications Sector include foreign and domestic government and military agencies, commercial and industrial firms, radio and TV broadcasters, telephone companies, utilities, construction companies and oil producers.

     In general, these products are sold and serviced domestically directly to customers through the sales organizations of the operating divisions and through established distribution channels. Internationally, the sector markets and sells its products and services through established distribution channels. See "International Business."

     The backlog of unfilled orders for this segment of Harris' business was $300 million at June 30, 1994, substantially all of which is expected to be filled during the 1995 fiscal year, compared with $258 million a year earlier.

LANIER WORLDWIDE

     Lanier Worldwide, Inc. is a wholly-owned subsidiary of Harris which markets, sells, and services office equipment and business communication products on a global basis.

     Sales in fiscal 1994 for this business segment increased 2.4 percent to $943.7 million from $922.0 million. Operating profit was $89.8 million, up from $84.2 million last year. Lanier Worldwide contributed 28 percent of Company sales in fiscal 1994 and 30 percent in 1993.

     Lanier Worldwide markets office products, including copiers, dictation systems, voice-recording products and systems, facsimile units, and information-management systems through a global network of direct sales offices and authorized dealers. Lanier Worldwide also leases certain of these products to customers on a short-term basis.

     Due to the nature of its business, backlog of unfilled orders is not considered significant to an understanding of this segment's business.

INTERNATIONAL BUSINESS

     In fiscal 1994, sales of products exported from the United States or manufactured abroad were $982 million or 29.4 percent of the corporate total, compared with $877 million (28.3 percent) in fiscal 1993 and $861 million (28.7 percent) in fiscal 1992. Exports from the United States, principally to Europe, Asia and Latin America, totalled $388 million or 39.5 percent of the international sales in fiscal 1994, $295 million or 33.7 percent in fiscal 1993 of the international sales, and $273 million or 31.7 percent of the international sales in fiscal 1992.

     Foreign operations represented 17.8 percent of consolidated net sales and
23.8 percent of consolidated total assets as of June 30, 1994. Electronic products and systems are produced principally in the United States and international electronic revenues are derived primarily from exports. Semiconductor assembly facilities are located in Malaysia, Ireland and Singapore and electronic products assembly facilities are located in Canada and England.

     International marketing activities are conducted through subsidiaries which operate in Canada, Europe, Central and South America, Asia and Australia. Reference is made to Exhibit 21 "Subsidiaries of the Registrant" for further information regarding foreign subsidiaries.

     Harris utilizes indirect sales channels, including dealers, distributors and sales representatives, in the marketing and sale of some lines of equipment, both domestically and internationally. These independent representatives may buy for resale, or, in some cases, solicit orders from commercial or governmental customers for direct sales by Harris. Prices to the ultimate customer in many instances may be recommended or established by the independent representative and may be on a basis which is above or below the Company's list prices. Such independent representative generally receives a discount to the Company's list prices and may mark-up such prices in setting the final sales prices paid by the customer. During the fiscal year, orders came from a large number of foreign countries, no one of which accounted for as much as five percent of total orders.

     Certain of Harris' exports are paid for by letters of credit, with the balance either on open account or installment note basis. Advance payments, progress payments or other similar payments received prior to or upon shipment often cover most of the related costs incurred. Performance guarantees are generally required on significant foreign government contracts.

     The particular economic, social and political conditions for business conducted outside the United States differ from those encountered by domestic business. Management believes that the composite business risk for the international business as a whole is somewhat greater than that faced by its domestic operations as a whole. International business may subject the Company to, among other things: the laws and regulations of foreign governments relating to investments, operations, currency exchange controls, revaluations and fluctuations of currencies; uncertainties as to local laws and enforcement of contract and intellectual property rights; and occasional requirements for onerous contract clauses; and, in certain areas, the risk of war, rapid changes in governments and economic policies, the threat of international boycotts and United States anti-boycott legislation. Nevertheless, in the opinion of management, these risks are offset by the diversification of the international business and the protection provided by letters of credit and advance payments.

     Except for inconsequential matters involving road and utility rights-of-way, Harris has never been subjected to threat of government expropriation, either within the United States or abroad.

     Financial information regarding the Company's domestic and international operations is contained in the Note Business Segments in the Notes to Financial Statements.

COMPETITION; PRINCIPAL CUSTOMERS; BACKLOG

     The Company operates in highly competitive businesses that are sensitive to technological advances. While successful product and systems development is not necessarily dependent on total financial resources, some of Harris' competitors in each of the sectors of its business are larger and can maintain higher levels of expenditures for research and development than Harris. Harris concentrates in each of its sectors on the market opportunities which management believes are compatible with its overall technological capabilities and objectives. Principal competitive factors in these sectors are cost-effectiveness, product reliability, service and ability to meet delivery schedules as well as, in international areas, the effectiveness of dealers.

     Sales to the U.S. government, which is the Company's only customer accounting for 10 percent or more of total sales, were 34.8 percent, 35.7 percent, and 37.6 percent of total sales in 1994, 1993 and 1992 respectively. It is not expected that Defense Department budget cutbacks will have a material effect on the profitability of the Company, due in part to the Company's efforts to reduce its reliance on defense contracts.

     Harris' backlog of unfilled orders was approximately $1.1 billion at June 30, 1994 and at June 30, 1993. Substantially all of the backlog orders at June 30, 1994 are expected to be filled by June 30, 1995.

RESEARCH AND ENGINEERING

     Research and engineering expenditures by Harris totaled approximately $624 million in 1994, $564 million in 1993 and $531 million in 1992. Company-sponsored research and product development costs were $128 million in 1994, $121 million in 1993, $122 million in 1992. The balance was funded by government and commercial customers. Company-funded research is directed to the development of new products and to building technological capability in selected semiconductor, communications and electronic systems areas. Government-funded research helps strengthen and broaden the technical capabilities of Harris in its areas of interest. Almost all of the decentralized operating divisions maintain their own engineering and new product development departments, with scientific assistance provided by advanced-technology departments.

     Harris holds numerous patents which it considers, in the aggregate, to constitute an important asset. However, it does not consider its business or any sector to be materially dependent upon any single patent or any group of related patents. The Company is engaged in a pro-active patent licensing program.

ENVIRONMENTAL AND OTHER REGULATIONS

     The manufacturing facilities of Harris, in common with those of industry generally, are subject to numerous laws and regulations designed to protect the environment, particularly in regard to wastes and emissions. In general, Harris has complied with these requirements and such compliance has not had a material adverse effect on its business or financial condition. Expenditures to protect the environment and to comply with current environmental laws and regulations over the next several years are not expected to have a material impact on the Company's competitive or financial position. If future laws and regulations contain more stringent requirements than presently anticipated, expenditures may be higher than the Company's present estimates of potential environmental costs.

     New waste treatment facilities and pollution control equipment are being installed to satisfy legal requirements and to achieve the Company's waste minimization and prevention goals. An estimated $4.7 million was spent on environmental capital projects in fiscal 1994. The Company currently forecasts authorization for environmental-related capital projects totalling $2.5 million in fiscal 1995. Such amounts may increase in future years. The Company anticipates that capital expenditures may be required over the next several years for compliance costs under the new Clean Air Act; however, considerable uncertainty remains with regard to estimates of such capital expenditures because the regulations have not yet been issued.

EMPLOYEES

     As of June 30, 1994, Harris had approximately 28,200 employees.

ITEM 2.  PROPERTIES

     Harris operates approximately 29 plants and approximately 400 offices in the United States, Canada, Europe, Central and South America, Asia and Australia consisting of about 7.1 million square feet of manufacturing, administrative, engineering and office facilities that are owned and about 3.9 million square feet of sales, office and manufacturing facilities that are leased. The leased facilities are occupied under leases for terms ranging from one year to 30 years, a majority of which can be terminated or renewed at no longer than five-year intervals at Harris' option. The location of the principal manufacturing plants owned by the Company in the United States and the sectors which utilize such plants are as follows: Electronic Systems -- Malabar, Melbourne and Palm Bay, Florida; Semiconductor -- Palm Bay, Florida; Findlay, Ohio; and Mountaintop, Pennsylvania; Communications -- Novato and San Carlos, California; Quincy, Illinois; and Rochester, New York; and Lanier Worldwide -- Atlanta, Georgia. Harris considers its facilities to be suitable and adequate for the purposes for which they are used.

     As of June 30, 1994, the following facilities were in productive use by
Harris:

                                                           SQ. FT.       SQ. FT.
                                                            TOTAL         TOTAL
              SECTOR                   FUNCTION             OWNED         LEASED
     -------------------------   ---------------------    ----------    ----------
     Electronic Systems          Office/Manufacturing      3,180,000       552,000
     Semiconductor               Office/Manufacturing      2,621,000       269,000
     Communications              Office/Manufacturing        779,000       647,000
     Lanier Worldwide            Office/Manufacturing        144,000       756,000
     OTHER
     Corporate                   Offices                     384,000           625
     Sales/Service               Offices                      13,700     1,653,000
                                                          ----------    ----------
          TOTALS                                           7,121,700     3,877,625

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, as a normal incident of the nature and kind of business in which the Company is engaged, various claims or charges are asserted and litigation commenced against the Company arising from or related to product liability; patents, trademarks, or trade secrets; breach of warranty; antitrust; distribution; or contractual relations. Claimed amounts may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court awards. In the opinion of management, final judgments, if any, which might be rendered against the Company in such litigation are reserved against, covered by insurance or would not have a material adverse effect on the financial position or the business of the Company as a whole.

     The Company may from time to time be, either individually or in conjunction with other major U.S. manufacturers or defense contractors, the subject of U.S. government investigations for alleged criminal or civil violations of procurement or other federal laws. No criminal charges are presently known to be filed against the Company and the Company is unable to predict the outcome of such investigations or to estimate the amounts of claims or other actions that could be instituted against it, its officers or employees as a result of such investigations. Under present government procurement regulations, indictment could result in a government contractor, such as the Company, being suspended or debarred from eligibility for awards of new government contracts for up to three years. In addition, foreign export control licenses could be suspended or revoked. The Company is currently involved in various investigations and is cooperating with the representatives of the responsible government agencies. Management does not believe that the outcome of these investigations will have any material adverse effect on the financial position or the business of the Company as a whole.

     In addition, the Company is subject to numerous federal and state environmental laws and regulatory requirements and is involved from time to time in investigations or litigation of various potential environmental issues concerning the ongoing conduct of its facilities or the cleanup of contamination by past activities. The Company from time to time receives notices from the United States Environmental Protection Agency

("EPA") and equivalent state environmental agencies that it is a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or the "Superfund Act") and/or equivalent state legislation. Such notices assert potential liability for cleanup costs of various sites, most of which are non-Company owned treatment or disposal sites, allegedly containing hazardous substances attributable to the Company from past operations. The Company has been named as a PRP at only 14 such sites, excluding sites as to which the Company's records disclose no involvement or as to which the Company's liability has been finally determined; the Company expects to resolve most of such exposures on a de minimis basis. The Company is also occasionally a defendant in "toxic tort" litigation involving alleged personal injury or property damage claims resulting from past hazardous waste practices. In the opinion of management, any payments the Company may be required to make as a result of these claims will not have a material adverse effect on the financial condition or the business of the Company as a whole.

     In August 1991, PLS, Inc., a California software company, filed suit against the Company in California Superior Court for San Diego County alleging fraud, breach of contract and other charges in connection with a license agreement the Company had transferred in January 1990 to a third party, which thereafter filed for bankruptcy protection. In December 1992, the jury returned a verdict in favor of the plaintiff. In May 1993, the court reduced the jury award and entered judgment against the Company for $13,379,000 in compensatory damages and $53,424,700 in punitive damages, together with interest and costs of suit. The Company posted a bond to stay enforcement of the judgment and filed a notice of appeal with the California Court of Appeal. The Company is vigorously pursuing its appeal; and in February 1994 filed its appellate brief. Plaintiff's responsive brief was filed in September 1994 seeking, among other things, reinstatement of the jury verdict of $13,379,000 in compensatory damages and $85,000,000 in punitive damage.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF SEPTEMBER 1, 1994.* (SEE ALSO ITEM 10 OF PART III).

                                         EXECUTIVE                BUSINESS EXPERIENCE DURING
         NAME           AGE             OFFICE HELD                     PAST FIVE YEARS
- ------------------------------   -------------------------   -------------------------------------
John T. Hartley          64      Chairman of the             Chairman of the Board since October,
                                   Board of Directors          1987. Chief Executive Officer since
                                   and Chief                   April, 1986. President, 1986 to
                                   Executive Officer           1993. President and Chief Operating
                                                               Officer, 1982 to 1986. President
                                                               and Principal Operating Officer,
                                                               1978 to 1982. Executive Vice
                                                               President, 1976 to 1978. Vice
                                                               President -- Group Executive, 1971
                                                               to 1976. Vice President -- General
                                                               Manager, Electronic Systems
                                                               Division, 1967 to 1971. Director
                                                               since 1976.

- ---------------

*This listing identifies the executive officers of the Company, as defined pursuant to the Securities Exchange Act of 1934, as well as all other corporate officers.

                                         EXECUTIVE                BUSINESS EXPERIENCE DURING
         NAME           AGE             OFFICE HELD                     PAST FIVE YEARS
- ------------------------------   -------------------------   -------------------------------------
Phillip W. Farmer        56      President and Chief         President and Chief Operating Officer
                                   Operating Officer           since April, 1993. Executive Vice
                                                               President and Acting President --
                                                               Semiconductor Sector, 1991 to 1993.
                                                               President -- Electronic Systems
                                                               Sector, 1989 to 1991. Senior Vice
                                                               President -- Sector Executive, 1988
                                                               to 1989. Vice President -- Palm Bay
                                                               Operations, 1986 to 1988. Vice
                                                               President -- General Manager,
                                                               Government Support Systems
                                                               Division, 1982 to 1986. Director
                                                               since 1993.
Wesley E. Cantrell       59      President and               President and Chief Executive
                                   Chief Executive             Officer, Lanier Worldwide, Inc.
                                   Officer,                    since March, 1987. Senior Vice
                                   Lanier Worldwide, Inc.      President -- Sector Executive,
                                                               Lanier Business Products Sector,
                                                               1985 to 1987. President, Lanier
                                                               Business Products, 1977 to 1987.
                                                               Executive Vice President and
                                                               National Sales Manager, Lanier
                                                               Business Products, 1972 to 1977.
                                                               Vice President, Lanier Business
                                                               Products, 1966 to 1972. Employed by
                                                               Lanier Business Products since
                                                               1955.
John C. Garrett          51      President --                President -- Semiconductor Sector
                                   Semiconductor Sector        since April, 1993. Formerly
                                                               Executive Vice President,
                                                               Industrial Business, Square D
                                                               Company 1987 to 1993, and various
                                                               general management assignments with
                                                               General Electric Company 1964 to
                                                               1987.
Allen S. Henry           54      President -- Electronic     President -- Electronic Systems
                                   Systems Sector              Sector since June, 1991. Vice
                                                               President -- General Manager,
                                                               Government Communication Systems
                                                               Division, 1989 to 1991. Vice
                                                               President -- Programs, Aerospace
                                                               Systems Division, 1985 to 1989.
                                                               Vice President -- Engineering,
                                                               Aerospace Systems Division, 1983 to
                                                               1985. Vice President --
                                                               Engineering, Electronic Systems
                                                               Division, 1980 to 1983. Director --
                                                               Engineering, Electronic Systems
                                                               Division, April to December 1980.
                                                               Employed by Harris since 1972.

                                         EXECUTIVE                BUSINESS EXPERIENCE DURING
         NAME           AGE             OFFICE HELD                     PAST FIVE YEARS
- ------------------------------   -------------------------   -------------------------------------
Guy W. Numann            62      President --                President -- Communications Sector
                                   Communications Sector       since August, 1989. Senior Vice
                                                               President -- Sector Executive, 1984
                                                               to 1989. Vice President -- Group
                                                               Executive, RF Communications Group,
                                                               1983 to 1984. Vice President --
                                                               General Manager, RF Communications
                                                               Division, 1974 to 1983. Vice
                                                               President -- Engineering, RF
                                                               Communications Division, 1970 to
                                                               1974.
Frank J. Lewis           63      Senior Vice President --    Senior Vice President -- Assistant to
                                   Assistant to the            the Chairman and Chief Executive
                                   Chairman and Chief          Officer since April, 1988. Sector
                                   Executive Officer           Executive, 1982 to 1988. Vice
                                                               President -- Group Executive, 1979
                                                               to 1982. Vice President -- General
                                                               Manager, Government Communications
                                                               Systems Division, 1978 to 1979.
                                                               Vice
                                                               President -- Programs, Electronic
                                                               Systems Division, 1976 to 1978.
Bryan R. Roub            53      Senior Vice President --    Senior Vice President -- Finance
                                   Chief Financial Officer     since July, 1984. Formerly with
                                                               Midland-Ross Corporation in the
                                                               capacities of Executive Vice
                                                               President -- Finance, 1982 to 1984;
                                                               Senior Vice President, 1981 to
                                                               1982; Vice President and
                                                               Controller, 1977 to 1981; and
                                                               Controller, 1973 to 1977.
Robert E. Sullivan       62      Senior Vice President --    Senior Vice President --
                                   Administration              Administration since September,
                                                               1986. Formerly Senior Vice
                                                               President -- Finance and
                                                               Administration at Harris Graphics
                                                               Corporation, 1983 to 1986. Vice
                                                               President -- Controller at Harris,
                                                               1981 to 1983 and various management
                                                               positions, including Vice President
                                                               -- Treasurer, 1971 to 1981.
Richard L. Ballantyne    54      Vice President -- General   Vice President -- General Counsel and
                                   Counsel and Secretary       Secretary since November, 1989.
                                                               Formerly Vice President -- General
                                                               Counsel and Secretary, Prime
                                                               Computer, Inc., 1982 to 1989.

                                         EXECUTIVE                BUSINESS EXPERIENCE DURING
         NAME           AGE             OFFICE HELD                     PAST FIVE YEARS
- ------------------------------   -------------------------   -------------------------------------
Fayette Brown III        51      Vice President --           Vice President -- Corporate
                                   Corporate Development       Development since August, 1985.
                                                               Director -- Corporate Development,
                                                               February to August 1985. Director
                                                               -- Marketing, Semiconductor Sector,
                                                               1982 to 1985. Director --
                                                               Matra-Harris Liaison, 1979 to 1982.
                                                               Manager -- Corporate Development,
                                                               1976 to 1979. Various financial
                                                               positions, 1967 to 1976.
W. Peter Carney          62      Vice President --           Vice President -- Corporate Relations
                                   Corporate Relations         since October, 1987. Director --
                                                               Corporate Communications, 1981 to
                                                               1987.
James L. Christie        42      Vice President --           Vice President -- Internal Audit
                                   Internal Audit              since August, 1992. Director --
                                                               Internal Audit, 1986 to 1992.
                                                               Formerly Director -- Internal Audit
                                                               and Division Controller at Harris
                                                               Graphics Corporation, 1985 to 1986.
                                                               Various corporate and division
                                                               financial positions at Harris, 1978
                                                               to 1985.
Robert W. Fay            47      Vice President --           Vice President -- Controller since
                                   Controller                  January, 1993. Acting Vice
                                                               President -- Controller,
                                                               Semiconductor Sector, 1991 to 1993.
                                                               Vice President -- Treasurer, 1988
                                                               to 1993. Treasurer, 1985 to 1988.
                                                               Director -- Financial Operations,
                                                               Semiconductor Sector, 1984 to 1985.
                                                               Controller -- Bipolar Digital
                                                               Semiconductor Division, 1981 to
                                                               1984. Manager -- Corporate Finance
                                                               and Cash Management, 1978 to 1981.
Nick E. Heldreth         52      Vice President --           Vice President -- Human Resources
                                   Human Resources             since June, 1986. Formerly Vice
                                                               President -- Personnel and
                                                               Industrial Relations, Commercial
                                                               Products Division, Pratt & Whitney
                                                               and various related assignments
                                                               with
                                                               United Technologies Corporation,
                                                               1974 to 1986.
Herbert N. McCauley      61      Vice President --           Vice President -- Information
                                   Information Management      Management since August, 1980.
                                                               Director -- Management Information
                                                               Systems, 1976 to 1980.

                                         EXECUTIVE                BUSINESS EXPERIENCE DURING
         NAME           AGE             OFFICE HELD                     PAST FIVE YEARS
- ------------------------------   -------------------------   -------------------------------------
Phillip Mighdoll         52      Vice President -- Quality   Vice President -- Quality since
                                   and New Products            January, 1991. Formerly President
                                                               and Chief Executive Officer,
                                                               SWEDtech, Inc., 1990 to 1991.
                                                               Senior Consultant, Arthur D.
                                                               Little, Inc., 1986 to 1989.
David S. Wasserman       51      Vice President --           Vice President -- Treasurer since
                                   Treasurer                   January, 1993. Vice President --
                                                               Taxes 1987 to 1993. Formerly Senior
                                                               Vice President, Midland-Ross
                                                               Corporation, 1979 to 1987.

     There is no family relationship between any of the Company's executive officers or directors. All of the Company's executive officers are elected by and serve at the pleasure of the Board of Directors.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Harris Corporation Common Stock, par value $1 per share (the "Common Stock"), is listed on the New York Stock Exchange, Inc. and is also traded on the Boston, Midwest, Philadelphia and Pacific Stock Exchanges and through the Intermarket Trading System. As of August 31, 1994, there were 10,562 holders of record of the Common Stock.

     The high and low closing prices as reported in the consolidated transaction reporting system and the dividends paid on the Common Stock for each quarterly period in the last two fiscal years are reported below:

                                               PER SHARE AMOUNTS (IN DOLLARS)
                                  --------------------------------------------------------
                                                       QUARTERS ENDED
                                  --------------------------------------------------------
                                    9-30-93       12-31-93        3-31-94        6-30-94         TOTAL
                                  -----------    -----------    -----------    -----------    -----------
Fiscal 1994
  Dividends...................        .28            .28            .28            .28           1.12
  Stock prices (high/low).....    43 3/4-36 3/8  47 3/8-41 1/2   52 1/4-44      49-41 3/4

                                    9-25-92       12-25-92        3-26-93        6-30-93         TOTAL
                                  -----------    -----------    -----------    -----------    -----------
Fiscal 1993
  Dividends...................        .26            .26            .26            .26           1.04
  Stock prices (high/low).....    33 1/4-27 1/4  35 1/2-28 3/4  38 5/8-32 7/8  39 1/4-33 7/8

     In August, 1994, the directors declared a quarterly cash dividend of 31 cents per share. The Company has paid cash dividends in every year since 1941.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes selected financial information of Harris Corporation and its subsidiaries for each year during the five year period ended June 30, 1994. This table should be read in conjunction with other financial information of Harris, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and financial statements included elsewhere herein.

                                              (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                         YEAR ENDED JUNE 30
                                    ------------------------------------------------------------
                                      1994         1993         1992         1991         1990
                                    --------     --------     --------     --------     --------
   Net sales.....................   $3,336.1     $ 3099.1     $3,004.0     $3,040.1     $3,052.7
   Income from continuing
     operations before
     extraordinary item and
     cumulative effect of change
     in accounting principle.....      121.9        111.1         87.5         19.5        130.7
   Discontinued operations.......         --           --         (9.3)          --           --
   Extraordinary loss from early
     retirement of debt..........         --           --         (3.0)          --           --
   Cumulative effect of change in
     accounting principle........      (10.1)          --           --           --           --
   Net income....................      111.8        111.1         75.2         19.5        130.7
   Per share data:
     Income from continuing
        operations before
        extraordinary item and
        cumulative effect of
        change in accounting
        principle................       3.07         2.82         2.24          .50         3.30
     Discontinued operations.....         --           --         (.24)          --           --
     Extraordinary loss..........         --           --         (.08)          --           --
     Cumulative effect of
        accounting change........       (.25)          --           --           --           --
     Net income..................       2.82         2.82         1.92          .50         3.30
     Cash dividends..............       1.12         1.04         1.04         1.04          .96
   Net working capital...........      893.6        792.5        768.9        643.0        390.4
   Total assets..................    2,677.1      2,542.0      2,483.8      2,485.8      2,625.1
   Long-term debt................      661.7        612.0        612.5        563.3        300.8

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The information in this review, along with Business Segment data shown on page 2, reflects the Company's continuing operations.

RESULTS OF OPERATIONS

FISCAL 1994 COMPARED WITH 1993 -- Sales in fiscal 1994 increased 8 percent, while income from continuing operations before cumulative effect of change in accounting principle increased 10 percent. Income from continuing operations for 1994 included a $17.8 million charge ($11.5 million after income taxes) for the Company's write-off of securities received from a prior-year sale of a discontinued business.

     Semiconductor segment sales increased 8 percent while net income was up 85 percent. Strong sales and earnings of commercial products more than offset a decline in military shipments. In 1994, the segment took actions to streamline its manufacturing operations as a response to declining military-related sales. Segment profit margins increased in 1994 due to ongoing cost reduction programs and a larger mix of higher-value products. Results for the year included an after-tax charge of $12.1 million to establish reserves for restructuring actions to be carried out during fiscal 1995. These charges were partially offset by an after-tax gain of $9.9 million from the sale of a fabrication facility. Segment net income in both years also includes comparable gains from ongoing sales of investment securities.

     Communications segment sales increased 15 percent and net income increased 33 percent. Sales growth was principally in international markets. International sales accounted for 53 percent and 48 percent of total sales in 1994 and 1993, respectively. International sales in 1994 were particularly strong in rapidly developing countries such as China, Mexico, and Russia. The segment expects international sales to account for two-thirds of total segment sales within the next few years. International segment sales are transacted on terms that substantially mitigate credit and foreign currency risks. The increase in segment earnings was due to higher sales while maintaining operating expenses at prior-year levels.

     Lanier Worldwide segment sales increased 2 percent and net income increased 17 percent. In the United States, segment sales and net income continued their strong performance. The segment returned to profitability in Europe in the second half of 1994, as a result of restructuring efforts with special emphasis on the French, Italian, and European Headquarters operations. This turnaround occurred despite unfavorable foreign exchange rates and economic conditions that continue in many of the segment's European markets.

     Electronic Systems segment sales increased 8 percent while segment net income decreased 8 percent. Strong sales in the segment's air traffic control business and information systems business were responsible for the sales increase and reflect continuing diversification of the segment's product lines and markets. Changing defense priorities and federal budget pressure are expected to restrain funding of defense-related programs in the future, thereby making the segment's diversification strategy a continuing emphasis of the business. Segment net income declined due to losses incurred in its telecommunications business and costs associated with the close-down of the segment's facilities in Orlando, Florida. In the fourth quarter of 1994, the telecommunications business was downsized and moved to the Company's Communications segment. As a result of these actions, the Company expects the telecommunications business to improve in fiscal 1995.

     Cost of sales, rentals, and services as a percentage of sales increased to
68.2 percent from 67.3 percent in the prior year due to slightly higher cost ratios in all segments. This trend is not expected to continue in fiscal 1995. Engineering, selling, and administrative expenses as a percentage of sales were
24.9 percent in fiscal 1994, compared to 26.5 percent in the prior year. While total operating expenses were higher than 1993, the increase in these expenses was less than the relative increase in sales. Lower marketing expenses for the Lanier Worldwide segment contributed to the 1994 lower expense ratio as this segment began to realize the savings from combining many of its marketing and distribution units. Company-sponsored research and development expenditures were
5.8 percent more than the previous year.

     Interest income and interest expense were slightly lower during fiscal 1994. The increase in income in the "Other-net" category resulted from a gain on the sale of a semiconductor facility, offset in part by higher provisions for doubtful accounts receivable, foreign currency losses, and reductions in gains from the sale of investment securities.

     The provision for income taxes in fiscal 1994 was 37.0 percent of income before income taxes compared to 34.6 percent in the prior year. The increase from the statutory rate in both years resulted from the provision for state income taxes.

CAPITAL EXPENDITURES -- Expenditures for land, buildings, and equipment totaled $117 million in 1994, up from $95 million in the prior year. During fiscal 1994, $51 million was invested in equipment for rental to customers, down from $54 million invested in the prior year. Substantially all of this investment in rental equipment is related to Lanier Worldwide products.

FISCAL 1993 COMPARED WITH 1992 -- Sales in fiscal 1993 increased slightly, while income from continuing operations before extraordinary item increased 27.0 percent.

     Semiconductor segment sales were relatively unchanged; however, the segment posted a significant increase in earnings due to improved operating margins. Operating expense decreased as a result of prior years restructuring activities and improved product mix. Strong growth in strategic products replaced lower revenues that resulted from a downturn in defense sales and a move away from low-value-added products. Segment net income in both years also includes comparable gains from ongoing sales of investment securities.

     Electronic Systems sales increased slightly, while segment net income decreased 9 percent due to lower computer sales and costs associated with the realignment of the segment's government automatic-test and support systems business. Computer sales were down due to vendor-related manufacturing problems associated with a new series of computers.

     Communications segment sales increased 10 percent and net income decreased 7 percent. International sales grew at more than 20 percent while domestic sales remained flat. Earnings increases in several of the segment's business units were more than offset by a significant decline in earnings of the broadcast products unit. Depressed market conditions and new product delays resulted in lower sales and profit margins for this unit.

     Lanier Worldwide's net income decreased significantly on slightly higher sales due to losses in European operations that resulted from recessionary market conditions and currency fluctuations. All international operations were consolidated into one business unit and plans were developed to restructure these operations in 1994.

     Cost of sales, rentals, and services as a percentage of sales decreased to
67.3 percent from 67.7 percent in the prior year due primarily to improved gross margins in the Semiconductor segment. Engineering, selling, and administrative expenses as a percentage of sales were 26.5 percent in fiscal 1993, compared to
27.2 percent in the prior year due to lower operating expenses in the Semiconductor segment. Company-sponsored research and development expenditures were slightly lower than the previous year.

     The $3.7-million decrease in interest income resulted from $4.0 million of interest recognized on a federal tax claim in the previous year. Interest expense was lower in fiscal 1993 due to lower interest rates and a reduced level of borrowing. "Other-net" includes gains from the sale of investment securities in both years. Income was higher in this category primarily due to prior-year foreign currency losses and bad debt expenses.

     The provision for income taxes as a percentage of income before income taxes was 34.6 percent compared to 30.0 percent in the prior year. The increase from the statutory federal tax rate of 34 percent during the current year was primarily due to the provision for state income taxes, which were partially offset by adjustments made to prior tax accruals. The reduction from the statutory federal tax rate in the prior year was primarily due to tax benefits associated with foreign income and adjustments made to prior tax accruals, which were partially offset by the provision for state income taxes.

CAPITAL EXPENDITURES -- Expenditures for land, buildings, and equipment totaled $95 million in 1993, up from $72 million in the prior year. During fiscal 1993, $54 million was invested in equipment for rental to customers, down from $70 million invested in the prior year. Substantially all of this investment related to Lanier Worldwide products.

FINANCIAL CONDITION

     Cash Position. At June 30, 1994, cash, and cash equivalents totaled $139 million, an increase from $132 million at June 30, 1993.

     Receivables, Unbilled Costs, and Inventories. Notes and accounts receivable amounted to $798 million at June 30, 1994, compared to $755 million a year earlier. Unbilled costs and inventories increased $68 million over the prior year to $833 million. The increase in these accounts is proportionate to the increase in revenues.

     Borrowing Arrangements. The Company has available $220 million under revolving credit agreements until December 1, 1998. Under these agreements, no borrowings were outstanding at June 30, 1994. In addition, the Company has $131 million in open bank credit lines, of which $98 million was available at June 30, 1994.

     Capitalization. At June 30, 1994, debt totaled $683 million, representing
36.5 percent of total capitalization (defined as the sum of total debt plus shareholders' equity). A year earlier, debt of $649 million was 36.2 percent of total capitalization. Year-end long-term debt included $150 million of 10 3/8 percent debentures due 2018, $250 million of notes payable to insurance companies, $200 million of notes payable to banks and $35 million of unsecured term notes.

     In 1994, the Company issued 621,560 shares of the Common Stock to employees under the terms of the Company's stock purchase, option and incentive plans.

     The Company expects to maintain operating ratios, fixed-charge coverages, and balance-sheet ratios sufficient for retention of its present debt ratings.

     Retirement Plans. Retirement benefits for substantially all of the Company's employees are provided primarily through a retirement plan having profit-sharing and savings elements. The Company also has non-contributory defined-benefit pension plans. All obligations under the Company's retirement plans have been fully funded by the Company's contributions, the provision for which totaled $70 million during the 1994 fiscal year. The Company provides limited health-care benefits to retirees who have 10 or more years of service. In the first quarter of fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions." The implementation of this accounting standard in relation to the benefits described above resulted in a one-time after-tax charge of $10.1 million. The ongoing impact of this accounting standard is not expected to have a material effect in future years.

     Impact of Foreign Exchange. The U.S. dollar weakened against a majority of international currencies in 1994. Approximately 80 percent of the Company's international business is transacted in local currency environments. The impact of translating the assets and liabilities of these operations to fewer U.S. dollars is included as a component of Shareholders' Equity. At June 30, 1994, the cumulative translation adjustment reduced Shareholders' Equity by $22 million compared to a reduction of $13 million at June 30, 1993.

     The Company utilizes exchange rate agreements with customers and suppliers and foreign currency hedging instruments to minimize the currency risks of international transactions. Gains and losses resulting from currency rate fluctuations did not have a material effect on the Company's result in 1994, 1993, or 1992.

IMPACT OF INFLATION

     To the extent feasible, the Company has consistently followed the practice of adjusting its prices to reflect the impact of inflation on wages and salaries for employees and the cost of purchased materials and services.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by this Item are set forth in the pages indicated in Item 14(a)(1) and (2) below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item, with respect to Directors of the Company, is incorporated herein by reference to the Company's Proxy Statement dated September 15, 1994. See also pages 8 through 11 of Part I above.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item, with respect to compensation of Directors and Executive Officers of the Company, is incorporated herein by reference to the Company's Proxy Statement dated September 15, 1994.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference to the Company's Proxy Statement dated September 15, 1994.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fiscal year ended June 30, 1994, there existed no relationships and there were no transactions reportable under this Item.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report:

                                                                                         PAGE
         (1) Financial Statements:
              Consolidated Statement of Income -- Years ended June 30, 1994, 1993
               and 1992...........................................................        23
              Consolidated Statement of Retained Earnings --
                Years ended June 30, 1994, 1993 and 1992..........................        23
              Consolidated Balance Sheet -- June 30, 1994 and 1993................        24
              Consolidated Statement of Cash Flows --
                Years ended June 30, 1994, 1993 and 1992..........................        25
              Notes to Financial Statements.......................................        26
         (2) Financial Statement Schedules:
              For each of the three years in the period ended June 30, 1994.
                   Schedule   II -- Amounts Receivable from Related Parties and
                                    Underwriters, Promoters and Employees other
                                    than Related Parties..........................        33
                   Schedule   V -- Property, Plant and Equipment..................        34
                   Schedule  VI -- Accumulated Depreciation, Depletion and
                                     Amortization of Property, Plant and
                   Equipment......................................................        37
                   Schedule VIII -- Valuation and Qualifying Accounts.............        40
                   Schedule  IX -- Short-Term Borrowings..........................        41
                   Schedule   X -- Supplementary Income Statement Information.....        42

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

        (3) Exhibits

             (3)(a) Restated Certificate of Incorporation of Harris Corporation (October 1986) is incorporated herein by reference to Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 26, 1986.

             (3)(b) By-laws of Harris Corporation as in effect on the date hereof is incorporated herein by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended June 30, 1986.

             (4)(a) Specimen stock certificate for the Company's Common Stock is incorporated herein by reference to Exhibit 4(c) to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 13, 1982 (Registration Number 2-79308).

             (4)(b) Rights Agreement dated as of November 24, 1986, between Harris Corporation and Ameritrust Company National Association, as Rights Agent, is incorporated herein by reference to Exhibit 1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 1986.

             (4)(c) Registrant by this filing agrees, upon request, to furnish to the Securities and Exchange Commission copies of financial documents evidencing long-term debt.

             (10) Material Contracts:

                *(a) Senior Executive Severance Agreements are incorporated herein by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended June 30, 1987.

                *(b) Harris Corporation Annual Incentive Plan is incorporated herein by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended June 30, 1991.

                *(c) Harris Corporation Stock Incentive Plan.

                *(d) Harris Corporation 1981 Stock Option Plan for Key Employees is incorporated herein by reference to Exhibit 10(d) of the Company's Annual Report on Form 10-K for the year ended June 30, 1991.

                *(e) Lanier Worldwide, Inc. Key Contributor Bonus Plan is incorporated herein by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended June 30, 1992.

                *(f) Lanier Worldwide, Inc. Longer-Term Incentive Plan for Key Employees is incorporated herein by reference to Exhibit 10(f) of the Company's Annual Report on Form 10-K for the year ended June 30, 1991.

                *(g) Harris Corporation Retirement Plan.

                *(h) Revised Harris Corporation Supplemental Executive Retirement Plan.

                *(i) Lanier Worldwide, Inc. Pension Plan.

                *(j) Lanier Worldwide, Inc. Savings Incentive Plan.

                *(k) Lanier Worldwide, Inc. Supplemental Executive Retirement Plan.

                *(l) Directors Retirement Plan is incorporated herein by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended June 30, 1990.

          (11) Statement regarding computation of net income per share.

          (21) Subsidiaries of the Registrant.

          (23) Consent of Ernst & Young.

          (27) Financial Data Schedule.

     (b) Reports on Form 8-K.

          No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 1994.

- ------------------
*Management contract or compensatory plan or arrangement.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            HARRIS CORPORATION
                                            (Registrant)
Dated: September 23, 1994

                                            By /s/  BRYAN R. ROUB
                                                       Bryan R. Roub
                                                Senior Vice President-Chief
                                                     Financial Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

               SIGNATURE                               TITLE                         DATE
- ---------------------------------------------------------------------------    ----------------
/s/  JOHN T. HARTLEY                    Chairman of the Board
     John T. Hartley                      and Chief Executive Officer
                                          (Principal Executive Officer)
/s/  BRYAN R. ROUB                      Senior Vice President -- Chief
     Bryan R. Roub                        Financial Officer
                                          (Principal Financial Officer)
/s/  ROBERT W. FAY                      Vice President -- Controller
     Robert W. Fay                        (Principal Accounting Officer)
/s/  ROBERT CIZIK                       Director
     Robert Cizik
/s/  LESTER E. COLEMAN                  Director
     Lester E. Coleman

                                                           September 23, 1994

/s/  RALPH D. DENUNZIO                  Director
     Ralph D. DeNunzio
/s/  JOSEPH L. DIONNE                   Director
     Joseph L. Dionne
/s/  PHILLIP W. FARMER                  Director
     Phillip W. Farmer
/s/  C. JACKSON GRAYSON, JR.            Director
     C. Jackson Grayson, Jr.
/s/  WALTER F. RAAB                     Director
     Walter F. Raab
/s/  ALEXANDER B. TROWBRIDGE            Director
     Alexander B. Trowbridge

                           ANNUAL REPORT ON FORM 10-K

                                     ITEM 8

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            YEAR ENDED JUNE 30, 1994

                               HARRIS CORPORATION

                               MELBOURNE, FLORIDA

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Harris Directors and Shareholders:

     We have audited the accompanying consolidated balance sheets of Harris Corporation and subsidiaries as of June 30, 1994 and 1993, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended June 30, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harris Corporation and subsidiaries at June 30, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in the Accounting Change note to the financial statements, effective July 1, 1993, the Corporation changed its method of accounting for postretirement benefits other than pensions.

                                            ERNST & YOUNG LLP

Orlando, Florida
August 2, 1994


FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME

                                                            YEARS ENDED JUNE 30
- ---------------------------------------------------------------------------------------
      IN MILLIONS EXCEPT PER SHARE AMOUNTS             1994         1993         1992
- ---------------------------------------------------------------------------------------
REVENUE
Revenue from product sales and rentals               $2,972.0     $2,739.2     $2,658.0
Revenue from services                                   364.1        359.9        346.0
Interest                                                 33.3         34.2         37.9
- ---------------------------------------------------------------------------------------
                                                      3,369.4      3,133.3      3,041.9
COSTS AND EXPENSES
Cost of product sales and rentals                     2,055.7      1,872.7      1,821.0
Cost of services                                        219.1        213.3        211.6
Engineering, selling, and administrative expenses       830.8        822.2        816.5
Interest                                                 58.3         59.9         66.0
Other-net                                                (5.8)        (4.6)         1.8
- ---------------------------------------------------------------------------------------
                                                      3,158.1      2,963.5      2,916.9
- ---------------------------------------------------------------------------------------
Income from continuing operations before
  write-off of securities and income taxes              211.3        169.8        125.0
Write-off of securities received from 1990 sale
  of discontinued data-communications business           17.8           --           --
- ---------------------------------------------------------------------------------------
Income from continuing operations before income
  taxes                                                 193.5        169.8        125.0
Income taxes                                             71.6         58.7         37.5
- ---------------------------------------------------------------------------------------
Income from continuing operations before
  extraordinary item and cumulative effect of
  change in accounting principle                        121.9        111.1         87.5
Discontinued operations net of income taxes                --           --         (9.3)
- ---------------------------------------------------------------------------------------
Income before extraordinary item and cumulative
  effect of change in accounting principle              121.9        111.1         78.2
Extraordinary loss from early retirement of debt
  net of income taxes                                      --           --         (3.0)
Cumulative effect of change in accounting
  principle net of income taxes                         (10.1)          --           --
- ---------------------------------------------------------------------------------------
Net income                                           $  111.8     $  111.1     $   75.2
=======================================================================================
Income per share:
  Continuing operations before extraordinary item
     and cumulative effect of change in
     accounting principle                               $3.07        $2.82        $2.24
  Discontinued operations                                  --           --         (.24)
  Extraordinary loss                                       --           --         (.08)
  Cumulative effect of change in accounting
     principle                                           (.25)          --           --
- ---------------------------------------------------------------------------------------
Net income per share                                    $2.82        $2.82        $1.92
=======================================================================================

CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                                            YEARS ENDED JUNE 30
- ---------------------------------------------------------------------------------------
      IN MILLIONS EXCEPT PER SHARE AMOUNTS             1994         1993         1992
- ---------------------------------------------------------------------------------------
Balance at beginning of year                         $  906.7     $  836.4     $  801.7
Net income for the year                                 111.8        111.1         75.2
Cash dividends ($1.12 per share in 1994,
  $1.04 per share in 1993 and 1992)                     (44.2)       (40.8)       (40.5)
Treasury stock retired                                  (31.2)          --           --
- ---------------------------------------------------------------------------------------
Balance at end of year                                 $943.1       $906.7       $836.4
=======================================================================================

See Notes to Financial Statements.



FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
                                                                                       JUNE 30
- -------------------------------------------------------------------------------------------------------
In millions                                                                     1994             1993
- -------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                      $ 139.1          $ 131.7
Receivables                                                                      647.2            607.6
Unbilled costs and accrued earnings on fixed-price contracts                     369.7            320.9
Inventories                                                                      463.1            444.4
Deferred income taxes                                                             79.2             66.0
- -------------------------------------------------------------------------------------------------------
        Total current assets                                                   1,698.3          1,570.6

OTHER ASSETS
Plant and equipment                                                              551.3            564.1
Notes receivable-net                                                             151.1            147.2
Intangibles resulting from acquisitions                                          166.0            162.8
Other assets                                                                     110.4             97.3
- -------------------------------------------------------------------------------------------------------
                                                                              $2,677.1         $2,542.0
=======================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABLILITIES
Short-term debt                                                               $   19.8          $  35.2
Trade accounts payable                                                           184.5            169.4
Compensation and benefits                                                        188.5            168.0
Other accrued items                                                              164.9            150.6
Advance payments by customers                                                     59.7             55.5
Unearned leasing and service income                                              129.3            120.6
Income taxes                                                                      57.0             77.4
Current portion of long-term debt                                                  1.0              1.4
- -------------------------------------------------------------------------------------------------------
        Total current liabilities                                                804.7            778.1

OTHER LIABILITIES
Deferred  income taxes                                                            22.7             10.6
Long-term debt                                                                   661.7            612.0

STOCKHOLDERS' EQUITY
Preferred Stock, without par value:
  Authorized-1,000,000 shares; issued-none
Common Stock, $1.00 par value:
  Authorized-100,000,000 shares; issued and outstanding
  32,298,118 shares in 1994 and 39,604,496 shares in 1993                         39.3             39.6
Other capital                                                                    230.3            216.3
Retained earnings                                                                943.1            906.7
Unearned compensation                                                             (3.2)            (8.3)
Cumulative translation adjustments                                               (21.5)           (13.0)
- -------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                              1,188.0          1,141.3
- -------------------------------------------------------------------------------------------------------
                                                                              $2,677.1         $2,542.0
=======================================================================================================
See Notes to Financial Statements.


FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     YEARS ENDED JUNE 30
- ------------------------------------------------------------------------------------------------
                       IN MILLIONS                            1994          1993          1992
- ------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Income from continuing operations before extraordinary
     item and cumulative effect of change in accounting
     principle                                               $ 121.9       $ 111.1       $  87.5
  Adjustments to reconcile income to net cash provided by
     operating activities:
     Depreciation                                              145.7         150.0         164.7
     Amortization                                                7.7           7.3           6.6
     Non-current deferred income taxes                          12.1         (27.8)         (2.5)
  Loss from discontinued operations                               --            --          (9.3)
  Extraordinary loss                                              --            --          (3.0)
  Changes in assets and liabilities:
     Receivables                                               (43.6)          8.0          35.9
     Unbilled costs and inventories                            (67.4)        (58.1)        (17.7)
     Trade payables and accrued liabilities                     39.7         (18.8)        (64.1)
     Advance payments and unearned income                       12.9           7.8          21.2
     Income taxes                                              (33.6)         50.6          36.7
  Other                                                        (22.3)        (20.8)         19.2
- ------------------------------------------------------------------------------------------------
          Net cash provided by operating activities            173.1         209.3         275.2
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for acquired business                                 --         (25.9)           --
  Capital expenditures-net of normal disposals                (134.9)       (137.1)       (122.0)
- ------------------------------------------------------------------------------------------------
          Net cash used in investing activities               (134.9)       (163.0)       (122.0)
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from borrowings                                     302.7         362.1         344.5
  Payments of borrowings                                      (267.1)       (373.7)       (391.7)
  Dividends                                                    (44.2)        (40.8)        (40.5)
  Purchase of Common Stock for treasury                        (36.7)           --            --
  Proceeds from sale of Common Stock                            13.5          10.3           2.0
- ------------------------------------------------------------------------------------------------
          Net cash used in financing activities                (31.8)        (42.1)        (85.7)
- ------------------------------------------------------------------------------------------------
Effect of translation on cash equivalents                        1.0           3.3          (1.8)
- ------------------------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                            7.4           7.5          65.7
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                   131.7         124.2          58.5
- ------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                       $ 139.1       $ 131.7       $ 124.2
================================================================================================

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS



SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Corporation and its subsidiaries. Significant intercompany transactions and account have been eliminated.

CASH EQUIVALENTS--Cash equivalents are temporary cash investments with a maturity of three months or less when purchased. These investments include accrued interest and are carried at the lower of cost or market.

INVENTORIES--Inventories are priced at the lower of cost (determined by average and first-in, first-out methods) or market.

PLANT AND EQUIPMENT--Plant and equipment are carried on the basis of cost. Depreciation is computed by straight-line and accelerated methods using estimated useful lives of the assets.

INTANGIBLES--Intangibles resulting from acquisitions are being amortized by the straight-line method principally over 40 years.

INCOME TAXES--The Corporation follows the liability method of account for income taxes.

REVENUE RECOGNITION--Revenue is recognized from sales other than a long-term contracts when a product is shipped, from rentals as they accrue, and from services when performed. Revenue on long-term contracts is accounted for principally by the percentage-of-completion method whereby income is recognized based on the estimated stage of completion of individual contracts. Unearned income on service contracts is amortized by the straight-line method over the term of the contracts.

FUTURES AND FORWARD CONTRACTS--Gains and losses on futures and forward contracts that qualify as hedges are deferred and recognized as an adjustment of the carrying amount of the hedged asset or liability or anticipated transaction.

RETIREMENT BENEFITS--The Corporation and its subsidiaries provide retirement benefits to substantially all employees primarily through a retirement plan having profit-sharing and savings elements. Contributions by the Corporation to the retirement plan are based on profits and employee' savings with no other funding requirements. The Corporation may make additional contributions to the fund at its discretion. The Corporation also has noncontributory defined-benefit pension plans which are fully funded.

        Retirement benefits also include an unfunded limited health-care plan for U.S. based retirees. In 1994, the Corporation began accruing the estimated cost of retiree medical benefits during an employee's active service life. The Corporation previously expensed the cost of these benefits on a pay-as-you-go basis.

EARNINGS PER SHARE--Income per share is based upon the weighted average of common shares outstanding during each year.

RECLASSIFICATIONS--Certain prior year amounts have been reclassified to conform with current-year classifications.

ACCUNTING CHANGE

In 1994, the Corporation adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions." Health-care benefits are provided on a limited cost-sharing basis to retirees who have 10 or more years of service. The cumulative effect at July 1, 1993, of adopting this statement resulted in a one-time charge of $10,100,000, net of income tax benefits of $6,400,000. The impact of this change on income before extraordinary item and cumulative effect of change in accounting principle was not material in fiscal 1994.

DISCONTINUED OPERATIONS

In 1989, the Corporation decided to exit a significant portion of its data-communications and computer-based office systems businesses. In 1992, the Corporation provided $9,300,000 (net of income tax benefits of $5,700,000) for additional losses incurred in the disposal of the computer-based office systems business.

   In 1993, a California state court awarded damages against the Corporation in the amount of $66.9 million to a California software company.
The suit arose from a contract between the plantiff and a discontinued operation of the Corporation. The Corporation believes the judgment is unjustified and has filed an appeal with the California Court of Appeals. The ultimate outcome of this ligitation is unknown. Accordingly, no provisions, beyond those already provided as part of prior discontinued operation charges, have been made in the accompanying consolidated financial statements.

NONRECURRING ITEM

In 1994, the Corporations residual holdings in a company that acquired its 1989 discontinued data-based communication business became impaired. Consequently, the Corporation provided $17,800,000 ($11,500,000 after income taxes or 29 cents per share) to write off its interest in this company.

RECEIVABLES

Receivables are summarized below:
(In millions)                                1994       1993
- -------------------------------------------------------------
Accounts receivable                         $581.8     $547.0
Notes receivable due within one year-net      94.9       88.0
- -------------------------------------------------------------
                                             676.7      635.8
Less allowances for collection losses         29.5       28.2
- --------------------------------------------------------------
                                            $647.2     $607.6
=============================================================

INVENTORIES AND UNBILLED COSTS

Inventories are summarized below:
(In millions)                                1994       1993
- -------------------------------------------------------------
Finished products                           $185.6     $176.9
Work in process                              200.0      206.1
Raw materials and supplies                    77.5       61.4
- -------------------------------------------------------------
                                            $463.1     $444.4
=============================================================
     Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $206.4 million in 1994 and $162.3 million in 1993.

PLANT AND EQUIPMENT

Plant and equipment are summarized below:
(In millions)                                1994       1993
- -------------------------------------------------------------
Land                                      $   30.3   $   35.7
Buildings                                    431.4      442.1
Machinery and equipment                    1,257.1    1,214.8
- -------------------------------------------------------------
                                           1,718.8    1,692.6
Less allowances for depreciation           1,167.5    1,128.5
- -------------------------------------------------------------
                                          $  551.3   $  564.1
=============================================================

INTANGIBLES

Accumulated amortization of intangible assets at June 30 was $33,100,000 for 1994 and $29,100,000 for 1993.

CREDIT ARRANGEMENTS

The Corportion maintains revolving credit agreements which provide for borrowings up to $220,000,000 until December 1, 1998. These agreements provide for various interest rates at the Corporation's election, but in no event above LIBOR plus 0.5 percent. A commitmenet fee of 0.2 percent per annum is payable on the unused portion of the credit. The Corporation is not required to maintain compensation balances in connection with these agreements. No borrowings were outstanding at June 30, 1994 under these agreements.
     The Corporation also has lines of credit for short-term financing aggregating $130,700,000 from various U.S. and foreign banks, of which $97,700,000 was available on June 30, 1994. These arrangements provide for borrowing at various interest rates, are reviewed annually for renewal, and may be used on such terms as the Corporation and the banks mutually agree. These lines do not require compensating balances.
    Short-term debt is summarized below:
(In millions)                                1994       1993
- -------------------------------------------------------------
Bank notes                                   $14.5      $28.4
Other                                          5.3        6.8
- -------------------------------------------------------------
                                             $19.8      $35.2
=============================================================


NOTES TO FINANCIAL STATEMENTS

LONG-TERM DEBT

Long-term debt includes the following:
- ----------------------------------------------------------------------
                (IN MILLIONS)                       1994         1993
- ----------------------------------------------------------------------
Notes payable to insurance companies               $250.0       $250.0
Notes payable to banks                              200.0        150.0
10 3/8% debentures, due 2018                        150.0        150.0
Unsecured term notes                                 34.5         34.5
Other                                                27.2         27.5
- ----------------------------------------------------------------------
                                                   $661.7       $612.0
======================================================================

     Notes payable to insurance companies mature $100,000,000 in 1996, $54,000,000 in 1999, $34,000,000 in 2000, and $62,000,000 in 2001. The weighted average interest rate for this debt is 9.42 percent.

     In 1992, the Corporation refinanced $80,950,000 of its 11.5 percent debentures, due 2010, and a portion of its short-term debt with $150,000,000 of unsecured bank notes. The debenture redemption resulted in an extraordinary loss of $3,020,000, net of income tax benefits of $1,851,000. In 1994, the Corporation borrowed an additional $50,000,000 of unsecured bank notes. These bank notes currently bear an interest rate of LIBOR plus 0.5 percent and mature in fiscal 1999. The fiscal 1994 weighted average interest rate for notes payable to banks is 4.26 percent.

     Indentures and note agreements contain certain financial covenants including maintenance of at least $800,000,000 of tangible net worth and total debt not to exceed 45 percent of total capital.

     Maturities on long-term debt for the five years following 1994 are:
$1,049,000 in 1995. $131,019,000 in 1996, $503,000 in 1997, $4,886,000 in 1998,
and $256,436,000 in 1999.

SHAREHOLDERS' EQUITY

Changes in shareholders' equity accounts other than retained earnings are summarized as follows:

                                                                       COMMON                                  CUMULATIVE
                                                                       STOCK       OTHER        UNEARNED       TRANSLATION
                           (IN MILLIONS)                               AMOUNT     CAPITAL     COMPENSATION     ADJUSTMENTS
- --------------------------------------------------------------------------------------------------------------------------
BALANCE AT JULY 1, 1991                                                $38.9      $196.5         $ (8.9)         $    .2
Shares issued under Stock Option Plan (56,722 shares)                     .1         1.5             --               --
Shares granted under Stock Incentive Plans (214,250 shares)               .2         5.3           (5.5)              --
Compensation expense                                                      --          --            1.6               --
Termination of shares granted under Stock Incentive Plans (39,442
  shares)                                                                 --        (1.3 )          1.3               --
Shares sold under Employee Stock Purchase Plans (23,200 shares)           --          .4             --               --
Foreign currency translation adjustments                                  --          --             --              1.8
- --------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1992                                                39.2       202.4          (11.5)             2.0
Shares issued under Stock Option Plan (299,811 shares)                    .3         9.7             --               --
Shares granted under Stock Incentive Plans (228,750 shares)               .2         6.2           (6.5)              --
Compensation expense                                                      --          --            7.3               --
Termination of shares granted under Stock Incentive Plans (75,192
  shares)                                                                (.1 )      (2.3 )          2.4               --
Shares sold under Employee Stock Purchase Plans (10,294 shares)           --          .3             --               --
Foreign currency translation adjustments                                  --          --             --            (15.0)
- --------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1993                                                39.6       216.3           (8.3)           (13.0)
Shares issued under Stock Option Plan (315,747 shares)                    .3        11.1             --               --
Shares granted under Stock Incentive Plans (257,909 shares)               .3         9.6           (9.8)              --
Compensation expense                                                      --          --           10.7               --
Termination of shares granted under Stock Incentive Plans (126,638
  shares)                                                                (.1 )      (4.1 )          4.2               --
Shares sold under Employee Stock Purchase Plans (47,904 shares)           --         2.1             --               --
Foreign currency translation adjustments                                  --          --             --             (8.5)
Purchase and retirement of Common Stock for treasury (801,300
  shares)                                                                (.8 )      (4.7 )           --               --
- --------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1994                                               $39.3      $230.3         $ (3.2)         $ (21.5)
==========================================================================================================================

PREFERRED STOCK PURCHASE RIGHTS

Each outstanding share of Common Stock includes one preferred share purchase right that entitles the holder to purchase one two-hundredth share of a new series of participating preferred stock at an exercise price of $125. The rights will not be exercisable, or transferrable apart from the Common Stock, until 10 days following an announcement that a person or affiliated group has acquired, or obtained the right to acquire, beneficial ownership of 20 percent or more of the Common Stock or until 10 days following an announcement of a tender or exchange offer for 30 percent or more of the Common Stock. The rights, which do not have voting rights, will be exercisable by all holders except for a holder or affiliated group beneficially owning 20 percent or more of the Common Stock. All rights will expire on November 23, 1996, and may be redeemed by the Corporation at a price of $.01 per right at any time prior to either their expiration or such time that the rights become exercisable.
        In the event the Corporation is acquired in a merger or other business combination or certain other events occur, provision shall be made so that each holder of a right shall have the right to receive, upon exercise thereof at the then current exercise price, that number of shares of common stock of the surviving company which at the time of such transaction would have a market value of two times the exercise price of the right.

STOCK OPTIONS AND AWARDS
The following information relates to stock option and incentive stock awards. Option prices are 100 percent of market value on the date the options are granted. Option grants are for a maximum of ten years after dates of grant and may be exercised in installments.
                                          Number of         Option Prices
                                            Shares           Per Share
- -------------------------------------------------------------------------------
Exercised during the Year:
  1992                                     56,722          $14.38 to $28.38
  1993                                    411,538          $14.38 to $35.69
  1994                                    504,203          $14.38 to $38.63
Granted during 1994                       172,848          $40.88 to $52.25
Expired during 1994                         2,000                    $35.69
Terinations during 1994                    20,546          $14.38 to $42.50
Outstanding at June 30, 1993            1,105,827          $14.38 to $38.63
Outstanding at June 30, 1994              751,926          $14.38 to $52.25
Exercised at June 30, 1993                862,227          $14.38 to $38.63
Exercised at June 30, 1994                581,660          $14.38 to $46.88
===============================================================================
        The Corporation has a stock incentive plan for directors and key employees. Awards under this plan may include the grant of performance shares, restricted stock, stock options, stock appreciation rights, or other stock-based awards. The aggregate number of shares of Common Stock which may be awarded under the plan in each fiscal year is one percent of the total outstanding shares of Common Stock plus shares available from prior years. Performance shares outstanding were 735,966 at June 30, 1994; 608,306 at June
30, 1993; and 454,748 at June 30, 1992. Shares of Common Stock reserved for future awards under the plan were 864,970 at June 30, 1994; 749,169 at June 30, 1993; and 668,841 at June 30, 1992.
        Unearned compensation resulting from the stock incentive plan and charged to shareholders' equity was $10,646,000 in 1994, $6,434,000 in 1993 and $5,490,000 in 1992. Unearned compensation is amortized to expense over the vesting period of the performance shares and is adjusted for changes in the market value of the Common Stock.
        Under the Corporation's domestic retirement plan, employees may purchase a limited amount of the Corporation's Common Stock at 70 percent of current market value. Under employee stock purchase plans, 47,904 shares were issued during fiscal 1994. Shares of Common Stock reserved for future purchases by the retirement plan were 1,460,497 at June 30, 1994.

RESEARCH AND DEVELOPMENT
Corporation-sponsored research and product development costs were $127,770,000 in 1994, $120,600,000 in 1993, and $122,100,000 in 1992.

RETIREMENT PLANS
Retirement and defined-benefit plans expense amounted to $70,200,000 in 1994, $56,900,000 in 1993, and $53,000,000 in 1992.

INTEREST EXPENSE
Total interest was $58,600,000 in 1994, $60,200,000 in 1993, and $66,100,000 in
1992, of which $300,000, $300,000, and $100,000, respectively, was capitalized. Interest paid was $59,000,000 in 1994, $60,800,000 in 1993, and $67,600,000 in
1992.

INCOME TAXES
The provisions for income taxes from continuing operations are summarized as follows:
- -------------------------------------------------------------
 (In millions)                 1994          1993        1992
- -------------------------------------------------------------
Current:
  United States               $50.0         $18.6       $ 4.0
  International                11.3          20.7        16.3
  State and local               4.9           6.0         5.6
- --------------------------------------------------------------
                               66.2          45.3        25.9
- --------------------------------------------------------------
Deferred:
  United States                (2.8)         15.6         7.2
  International                 5.6           (.4)        1.1
  State and local               2.6          (1.8)        3.3
- --------------------------------------------------------------
                                5.4          13.4        11.6
- --------------------------------------------------------------
                              $71.6         $58.7       $37.5
==============================================================

NOTES TO FINANCIAL STATEMENTS

The components of deferred income tax assets (liabilities) at June 30 are as follows:

- -----------------------------------------------------------------------------------
(In millions)                     1994                           1993
- -----------------------------------------------------------------------------------
                        Current         Non-Current     Current         Non-Current
                       Deferred          Deferred      Deferred          Deferred
- -----------------------------------------------------------------------------------
Completed contracts     $(13.2)          $ 20.6         $(22.0)           $ 18.1
Inventory valuations      15.8                -           17.2                 -
Accruals                  73.9              8.5           62.7              22.6
Depreciation                 -            (49.3)             -             (51.4)
Leases                    (1.0)           (18.3)          (1.6)            (13.1)
International tax loss
  carryforwards              -             12.8              -              14.6
All other - net            6.6             15.8           13.0              13.2
- -----------------------------------------------------------------------------------
                          82.1             (9.9)          69.3               4.0
Valuation allowance       (2.9)           (12.8)          (3.3)            (14.6)
- -----------------------------------------------------------------------------------
                         $79.2           $(22.7)        $ 66.0            $(10.6)
===================================================================================



A reconciliation of the effective income tax rate follows:

- -----------------------------------------------------------------------------------
                                        1994            1993            1992
- -----------------------------------------------------------------------------------
Statutory U.S. income tax rate          35.0%           34.0%           34.0%
State taxes                              2.6             1.6             4.7
Adjustment to prior year accruals          -            (3.1)           (4.0)
Interantional incvome                    1.2             2.2            (4.3)
Tax benefits related to export sales    (3.1)           (1.4)           (1.0)
Nondeductible amortization                .9              .7              .9
Other items                               .4              .6             (.3)
- -----------------------------------------------------------------------------------
Effective income tax rate               37.0%           34.6%           30.0%
===================================================================================


        United States income taxes have not been provided on $414,900,000 of undistributed earnings of international subsidiaries because of the Corporation's intention to reinvest these earnings. The determination of unrecognized deferred U.S. tax liability for the undistributed earnings of international subsidiaries is not practicable.

        Pretax income from continuing operations of international subsidiaries was $55,900,000 in 1994, $38,200,000 in 1993, and $47,700,000 in 1992.

BUSINESS SEGMENTS
Descriptions of the Corporation's business segments appear on page 1. Net sales and operating profit by segment are on page 2.

        Sales made to the U.S government by all segments (primarily Electronic Systems segment) were 34.8 percent of total sales in 1994, 35.7 percent of total sales in 1993, and 37.6 percent of total sales in 1992. Intersegment sales, which are insignificant, are accounted for at prices comparable to unaffiliated customers.

        Selected information by business segment and geographical area is summarized below:

- -----------------------------------------------------------------------------------
(In millions)                           1994            1993            1992
- -----------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
Electronic Systems                   $  730.8         $  657.9         $  555.6
Semiconductor                           609.3            643.1            702.0
Communications                          406.2            370.5            359.7
Lanier Worldwide                        738.6            689.2            682.7
Corporate                               192.2            181.3            183.8
- -----------------------------------------------------------------------------------
                                     $2,677.1         $2,542.0         $2,483.8
===================================================================================

CAPITAL EXPENDITURES
Electronic Systems                   $   26.5         $   34.5         $   27.7
Semiconductor                            43.6             27.4             21.8
Communications                           17.5             16.5             13.1
Lanier Worldwide                         14.1              8.9              6.3
Corporate                                14.9              8.1              2.8
- -----------------------------------------------------------------------------------
                                     $  116.6         $   95.4         $   71.7
===================================================================================

DEPRECIATION
Electronic Systems                   $   29.0         $   30.4         $   30.8
Semiconductor                            47.5             52.0             69.0
Communications                           13.9             13.1             13.5
Lanier Worldwide                          7.0              6.9              6.1
Corporate                                 6.5              6.8              7.7
- -----------------------------------------------------------------------------------
                                     $  103.9         $  109.2         $  127.1
===================================================================================

GEOGRAPHICAL INFORMATION
U.S. operations:
  Net sales                          $2,741.8         $2,517.2         $2,415.5
  Operating profit                      137.6            131.6             77.3
  Identifiable assets                 2,041.2          1,951.0          1,913.7

International operations:
  Net sales                            $594.3          $ 581.9          $ 588.5
  Operating profit                       55.9             38.2             47.7
  Identifiable assets                   635.9            591.0            570.1
===================================================================================


        Corporate assets consist primarily of cash, cash equivalents, deferred income taxes, and plant equipment.

        Export sales approximated $387,600,000 in 1994, $295,400,000 in 1993, and $272,700,000 in 1992. Export sales and net sales of international operations were principally to Europe, Asia, and Latin America.

LEASE COMMITMENTS
Total rental expense from continuing operations amounted to $52,900,000 in 1994, $56,100,000 in 1993. Future minimum rental commitments under leases, primarily for land and buildings, amounted to approximately $148,800,000 at June 30, 1994. These commitments for the years following 1994 are: 1995-$41,100,000, 1996-$30,700,000, 1997-$22,900,000, 1998-$13,900,000, 1999-$8,200,000 and
$32,000,000 thereafter.

FINANCIAL INSTRUMENTS

The Corporation uses foreign exchange contracts and options to hedge intercompany accounts and off-balance-sheet foreign currency commitments. Management believes the use of foreign currency financial instruments should not subject the Corporation to undue risk resulting from changes in foreign currency exchange rates. The Corporation had foreign exchange forward and option contracts with a face value of $288,800,000 at June 30, 1994 and $195,500,000 at June 30, 1993. These contracts were primarily agreements to buy or sell Japanese, European and Malaysian currencies for periods consistent with the terms of the underlying transaction, generally one year or less. Foreign exchange forward and option contracts used to hedge off-balance sheet commitments were $165,600,000 at June 30, 1994 and $88,400,000 at June 30,
1993.
     Concentractions of credit risk with respect to trade and notes receivable are limited due to the wide variety of customers and markets into which the Corporation sells its products and services.
     The net carrying amounts of foreign exchange contracts, long-term investments and debt approximates the quoted fair market value of these financial instruments.

QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data is summarized below.

                                                                               QUARTERS ENDED
- ----------------------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS      9-30-93        12-31-93         3-31-94        6-30-94(1)      TOTAL YEAR
- ----------------------------------------------------------------------------------------------------------------------------
FISCAL 1994
Net sales                                           $769.1          $807.5          $838.3          $921.2        $3,336.1
Gross profit                                         248.6           257.8           259.5           295.4         1,061.3
Income before income taxes                            39.8            48.4            51.0            54.3           193.5
Income before cumulative effect of
  change in accounting principle                      24.7            30.0            33.0            34.2           121.9
Cumulative effect of change in
  accounting principle                               (10.1)             --              --              --           (10.1)
Net income                                            14.6            30.0            33.0            34.2           111.8
Per share:
  Income before continuing operations
     before cumulative effect of
     change in accounting principle                    .62             .75             .83             .87            3.07
  Cumulative effect of change in
     accounting principle                             (.25)             --              --              --            (.25)
  Net income                                           .37             .75             .83             .87            2.82
  Dividends                                            .28             .28             .28             .28            1.12
  Stock prices (high/low)                    43 3/4-36 3/8   47 3/8-41 1/2       52 1/4-44       49-41 3/4
===========================================================================================================================

(1) Fiscal 1994 fourth quarter results include a $17.8 million ($11.5 million after income taxes or 29 cents per share) charge for the write-off of securities received from a prior-year sale of a discontinued business.



                                                                               QUARTERS ENDED
- -----------------------------------------------------------------------------------------------------------------------------
DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS       9-25-92        12-25-92         3-26-93         6-30-93        TOTAL YEAR
- -----------------------------------------------------------------------------------------------------------------------------
FISCAL 1993
Net sales                                           $727.6          $768.8          $744.2          $858.5        $3,099.1
Gross profit                                         234.3           251.4           244.7           282.7         1,013.1
Income before income taxes                            31.9            40.2            42.9            54.8           169.8
  Net income                                          20.7            25.4            27.5            37.5           111.1
Per share:
  Net income                                           .53             .64             .70             .95            2.82
  Dividends                                            .26             .26             .26             .26            1.04
  Stock prices (high/low)                    33 1/4-27 1/4   35 1/2-28 3/4   38 5/8-32 7/8   39 1/4-33 7/8
============================================================================================================================

           SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
                     UNDERWRITERS, PROMOTERS, AND EMPLOYEES
                           OTHER THAN RELATED PARTIES
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

       COL. A             COL. B        COL. C                COL. D                       COL. E
- ---------------------------------------------------------------------------------------------------------

                                                                                     BALANCE AT END OF
                                                            DEDUCTIONS                     PERIOD
                          BALANCE                    -------------------------     ----------------------
                            AT                          (1)            (2)                        (2)
                         BEGINNING                    AMOUNTS        AMOUNTS         (1)          NOT
   NAME OF DEBTOR        OF PERIOD     ADDITIONS     COLLECTED     WRITTEN OFF     CURRENT      CURRENT
- ---------------------
YEAR ENDED JUNE 30,
  1994:
  Ricardo A. Diaz....    $773,890                     $ 8,510             --       $9,171       $756,209
  Gerald L. Doyle....    $373,015      $235,907 (C)   $ 4,140             --       $6,107       $598,675
YEAR ENDED JUNE 30,
  1993:
  Ricardo A. Diaz....    $781,141            --       $ 7,251             --       $8,510       $765,380
  Gerald L. Doyle....          --      $375,000 (B)   $ 1,985             --       $3,611       $369,404
YEAR ENDED JUNE 30,
  1992:
  Ricardo A. Diaz....    $786,569 (A)        --       $ 5,428             --       $5,936       $775,205

- ---------------

Note A -- Amount represents a 7.5% Employee Note Receivable due April 1996. Note is secured by employee's real property.

Note B -- Amount represents a 7.5% Employee Note Receivable due December 1997.
          Note is secured by employee's real property.

Note C -- Amount represents a 7.5% Employee Note Receivable due March 1999. Note is secured by employee's real property.

                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT

                      HARRIS CORPORATION AND SUBSIDIARIES

                            YEAR ENDED JUNE 30, 1994
                                 (IN THOUSANDS)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

             COL. A
                                       COL. B        COL. C       COL. D        COL. E          COL. F
- --------------------------------------------------------------------------------------------------------
                                                                                 OTHER
                                                                               CHANGES--
                                     BALANCE AT                                   ADD          BALANCE
                                     BEGINNING      ADDITIONS                 (DEDUCT)--      AT END OF
         CLASSIFICATION              OF PERIOD      AT COST      RETIREMENTS   DESCRIBE         PERIOD
- ---------------------------------
  Plant and Equipment
  Land...........................    $   35,655           --     $  5,388            --       $   30,267
                                                                                $  (131)(A)
  Buildings......................       387,973     $ 14,882       20,738            52(B)       382,038
  Construction in progress.......         5,695         (150)          --            --            5,545
  Land improvements..............        19,910          164           13            --           20,061
                                                                                   (232)(A)
  Leasehold improvements.........        28,611        2,758        7,139          (264)(B)       23,734
                                     ----------     --------     --------     -----------     ----------
     Land and buildings..........       477,844       17,654       33,278          (575)         461,645
                                     ----------     --------     --------     -----------     ----------
                                                                                      5(A)
  Machinery and equipment........       941,667       92,083       63,693          (999)(B)      969,063
                                                                                    (80)(A)
  Rental equipment...............       174,287       50,797       32,432        (4,282)(B)      188,290
  Tools, jigs and fixtures.......         2,518          139           57             4(B)         2,604
  Trucks and automobiles.........         4,732          594          936            27(B)         4,417
                                                                                    438(A)
  Furniture and fixtures.........        66,916        7,246        5,211          (243)(B)       69,146
  Plant orders in progress.......        24,669       (1,019)           8            --           23,642
                                     ----------     --------     --------     -----------     ----------
     Machinery and equipment.....     1,214,789      149,840      102,337        (5,130)       1,257,162
                                     ----------     --------     --------     -----------     ----------
       Totals....................    $1,692,633     $167,494     $135,615       $(5,705)      $1,718,807
                                      =========     ========     ========     ===========      =========

[FN]
Note A -- Transfers between property, plant and equipment classifications.
Note B -- Foreign currency translation gains and losses.
Note C -- The annual provisions for depreciation have been computed principally in accordance with the following rates:

                    Buildings...............................      2% to 20%
                    Land improvements.......................      2% to 33%
                    Leasehold improvements..................      5% to 50%
                    Machinery and equipment.................      5% to 33%
                    Rental equipment........................     20% to 50%
                    Tools, jigs and fixtures................     10% to 33%
                    Trucks and automobiles..................     14% to 33%
                    Furniture and fixtures..................      5% to 33%

                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT

                      HARRIS CORPORATION AND SUBSIDIARIES

                            YEAR ENDED JUNE 30, 1993
                                 (IN THOUSANDS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

             COL. A
                                       COL. B        COL. C      COL. D        COL. E         COL. F
- ------------------------------------------------------------------------------------------------------
                                                                               OTHER
                                                                             CHANGES--
                                     BALANCE AT                                 ADD          BALANCE
                                     BEGINNING      ADDITIONS                (DEDUCT)--     AT END OF
         CLASSIFICATION              OF PERIOD      AT COST      RETIREMENTS  DESCRIBE        PERIOD
- ---------------------------------
  Plant and Equipment
                                                                              $    184(A)
  Land...........................    $   34,614     $    126          --           731(B)   $   35,655
                                                                                  (302)(A)
                                                                                 9,306(B)
  Buildings......................       368,722       13,988     $ 3,310          (431)(C)     387,973
                                                                                   902(A)
  Construction in progress.......         5,788         (998)         --             3(B)        5,695
  Land improvements..............        17,582        1,443           2           887(B)       19,910
                                                                                   412(A)
                                                                                  (605)(C)
  Leasehold improvements.........        28,217        2,552       2,204           239(D)       28,611
                                     ----------     --------     -------     ----------     ----------
     Land and buildings..........       454,923       17,111       5,516        11,326         477,844
                                     ----------     --------     -------     ----------     ----------
                                                                                  (222)(A)
                                                                                 1,609(B)
                                                                                (3,195)(C)
  Machinery and equipment........       911,066       64,700      33,952         1,661(D)      941,667
                                                                                  (969)(A)
                                                                                (5,926)(C)
  Rental equipment...............       163,135       54,059      36,029            17(D)      174,287
                                                                                   (92)(A)
  Tools, jigs and fixtures.......         2,431          298          --          (119)(C)       2,518
                                                                                  (129)(A)
                                                                                   135(B)
                                                                                  (213)(C)
  Trucks and automobiles.........         4,486        1,047         632            38(D)        4,732
                                                                                 1,123(A)
                                                                                 3,064(B)
                                                                                  (612)(C)
  Furniture and fixtures.........        60,618        4,526       2,157           354(D)       66,916
  Plant orders in progress.......        17,987        7,739         150          (907)(A)      24,669
                                     ----------     --------     -------     ----------     ----------
     Machinery and equipment.....     1,159,723      132,369      72,920        (4,383)      1,214,789
                                     ----------     --------     -------     ----------     ----------
       Totals....................    $1,614,646     $149,480     $78,436      $  6,943      $1,692,633
                                      =========     ========     =======     ==========      =========

[FN]
Note A -- Transfers between property, plant and equipment classifications.
Note B -- Transfers (to) from other classifications in the Consolidated Balance
          Sheet.
Note C -- Foreign currency translation gains and losses.
Note D -- Assets acquired in acquisition.
Note E -- The annual provisions for depreciation have been computed principally in accordance with the following rates:

                    Buildings...............................      2% to 20%
                    Land improvements.......................      2% to 33%
                    Leasehold improvements..................      5% to 50%
                    Machinery and equipment.................      5% to 33%
                    Rental equipment........................     20% to 50%
                    Tools, jigs and fixtures................     10% to 33%
                    Trucks and automobiles..................     14% to 33%
                    Furniture and fixtures..................      5% to 33%

                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT

                      HARRIS CORPORATION AND SUBSIDIARIES

                            YEAR ENDED JUNE 30, 1992
                                 (IN THOUSANDS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

             COL. A
                                       COL. B        COL. C      COL. D        COL. E          COL. F
- -------------------------------------------------------------------------------------------------------
                                                                                OTHER
                                                                              CHANGES--
                                     BALANCE AT                                  ADD          BALANCE
                                     BEGINNING      ADDITIONS                (DEDUCT)--      AT END OF
         CLASSIFICATION              OF PERIOD      AT COST      RETIREMENTS  DESCRIBE         PERIOD
- ---------------------------------
  Plant and Equipment
  Land...........................    $   34,988           --     $   338       $   (36)(A)   $   34,614
                                                                                 1,270(A)
  Buildings......................       355,988     $ 12,837       1,687           314(C)       368,722
  Construction in progress.......        12,064       (6,276)         --            --            5,788
  Land improvements..............        17,096          167           9           328(A)        17,582
                                                                                (2,746)(A)
  Leasehold improvements.........        31,902        2,183       3,449           327(C)        28,217
                                     ----------     --------     -------     -----------     ----------
     Land and buildings..........       452,038        8,911       5,483          (543)         454,923
                                     ----------     --------     -------     -----------     ----------
                                                                                 1,172(A)
                                                                                 1,900(B)
  Machinery and equipment........       883,140       63,969      40,324         1,209(C)       911,066
                                                                                    24(A)
  Rental equipment...............       118,394       69,528      31,289         6,478(C)       163,135
                                                                                    (2)(A)
                                                                                     1(B)
  Tools, jigs and fixtures.......         2,205          184          --            43(C)         2,431
                                                                                    43(A)
  Trucks and automobiles.........         4,471          557         755           170(C)         4,486
                                                                                   (82)(A)
  Furniture and fixtures.........        58,461        4,792       3,302           749(C)        60,618
  Plant orders in progress.......        24,719       (6,671)         90            29(A)        17,987
                                     ----------     --------     -------     -----------     ----------
     Machinery and equipment.....     1,091,390      132,359      75,760        11,734        1,159,723
                                     ----------     --------     -------     -----------     ----------
       Totals....................    $1,543,428     $141,270     $81,243       $11,191       $1,614,646
                                      =========     ========     =======     ===========      =========

[FN]
Note A -- Transfers between property, plant and equipment classifications.
Note B -- Transfers (to) from other classifications in the Consolidated Balance Sheet.
Note C -- Foreign currency translation gains and losses.
Note D -- The annual provisions for depreciation have been computed principally in accordance with the following rates:

                    Buildings...............................      2% to 20%
                    Land improvements.......................      2% to 33%
                    Leasehold improvements..................      5% to 50%
                    Machinery and equipment.................      5% to 33%
                    Rental equipment........................     20% to 50%
                    Tools, jigs and fixtures................     10% to 33%
                    Trucks and automobiles..................     14% to 33%
                    Furniture and fixtures..................      5% to 33%

             SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                      HARRIS CORPORATION AND SUBSIDIARIES

                            YEAR ENDED JUNE 30, 1994
                                     ($000)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

             COL. A
                                       COL. B        COL. C       COL. D        COL. E         COL. F
- -------------------------------------------------------------------------------------------------------
                                                                                OTHER
                                                                              CHANGES--
                                     BALANCE AT                                  ADD          BALANCE
                                     BEGINNING      ADDITIONS                 (DEDUCT)--     AT END OF
           DESCRIPTION               OF PERIOD      AT COST      RETIREMENTS   DESCRIBE        PERIOD
- ---------------------------------
Plant and Equipment                                                            $   (245)(A)
  Buildings......................      $178,178      $19,316       $6,992            (4)(B)    $190,253
  Land improvements..............        11,777          852            7            --          12,622
                                                                                   (102)(A)
Leasehold improvements...........        20,816        3,176        6,628          (116)(B)      17,146
                                     ----------     --------     --------     ----------     ----------
     Buildings and
       improvements..............       210,771       23,344       13,627          (467)        220,021
                                     ----------     --------     --------     ----------     ----------
                                                                                    460(A)
Machinery and equipment..........       759,080       74,688       58,215          (670)(B)     775,343
                                                                                   (212)(A)
Rental equipment.................       100,561       41,787       25,962        (2,583)(B)     113,591
                                                                                      2(A)
Tools, jigs and fixtures.........         2,436          215           43             2(B)        2,612
                                                                                    (84)(A)
Trucks and automobiles...........         3,577          514          506            12(B)        3,513
                                                                                    181(A)
Furniture and fixtures...........        52,068        5,099        4,780          (158)(B)      52,410
                                     ----------     --------     --------     ----------     ----------
  Machinery and equipment........       917,722      122,303       89,506        (3,050)        947,469
                                     ----------     --------     --------     ----------     ----------
       Totals....................    $1,128,493     $145,647     $103,133      $ (3,517)     $1,167,490
                                      =========     ========     ========     ==========      =========

Note A -- Transfers between property, plant and equipment classifications.

Note B -- Foreign currency translation gains and losses.

             SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                      HARRIS CORPORATION AND SUBSIDIARIES

                            YEAR ENDED JUNE 30, 1993
                                 (IN THOUSANDS)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

             COL. A
                                       COL. B        COL. C      COL. D       COL. E        COL. F
- ----------------------------------------------------------------------------------------------------
                                                                              OTHER
                                                                             CHANGES--
                                     BALANCE AT                                ADD         BALANCE
                                     BEGINNING      ADDITIONS                (DEDUCT)--   AT END OF
           DESCRIPTION               OF PERIOD      AT COST      RETIREMENTS DESCRIBE       PERIOD
- ---------------------------------
  Plant and Equipment
                                                                              $  (78)(A)
  Buildings......................    $  154,490     $ 20,270     $ 2,280       5,776(C)   $  178,178
  Land improvements..............        10,431          847           1         500(C)       11,777
                                                                                 (39)(A)
  Leasehold improvements.........        20,369        2,821       1,767        (568)(B)      20,816
                                     ----------     --------     -------     --------     ----------
     Buildings and
  improvements...................       185,290       23,938       4,048       5,591         210,771
                                     ----------     --------     -------     --------     ----------
                                                                                 (65)(A)
                                                                              (1,942)(B)
  Machinery and equipment........       710,258       78,940      29,688       1,577(C)      759,080
                                                                                (517)(A)
  Rental equipment...............        94,719       40,834      29,846      (4,629)(B)     100,561
                                                                                 (24)(A)
  Tools, jigs and fixtures.......         2,180          273          --           7(B)        2,436
                                                                                  44(A)
                                                                                (167)(B)
  Trucks and automobiles.........         3,374          697         506         135(C)        3,577
                                                                                 679(A)
                                                                                (300)(B)
  Furniture and fixtures.........        45,769        5,362       1,956       2,514(C)       52,068
                                     ----------     --------     -------     --------     ----------
     Machinery and equipment.....       856,300      126,106      61,996      (2,688)        917,722
                                     ----------     --------     -------     --------     ----------
       Totals....................    $1,041,590     $150,044     $66,044      $2,903      $1,128,493
                                      =========     ========     =======     ========      =========

Note A -- Transfers between property, plant and equipment classifications.

Note B -- Foreign currency translation gains and losses.

Note C -- Transfers (to) from other classifications in the Consolidated Balance Sheet.

             SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                      HARRIS CORPORATION AND SUBSIDIARIES

                            YEAR ENDED JUNE 30, 1992
                                 (IN THOUSANDS)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

             COL. A
                                      COL. B       COL. C      COL. D       COL. E        COL. F
- --------------------------------------------------------------------------------------------------
                                                  ADDITIONS
                                     BALANCE      CHARGED                   OTHER
                                        AT           TO                    CHANGES--
                                     BEGINNING     COSTS                     ADD         BALANCE
                                        OF          AND                    (DEDUCT)--   AT END OF
           DESCRIPTION                PERIOD      EXPENSES     RETIREMENTS DESCRIBE       PERIOD
- ---------------------------------
  Plant and Equipment
                                                                            $ (145)(A)
  Buildings......................    $136,485     $ 19,599     $ 1,455           6(B)   $  154,490
  Land improvements..............       9,707          741           9          (8)(A)      10,431
                                                                              (176)(A)
  Leasehold improvements.........      20,414        3,167       3,311         275(B)       20,369
                                     --------     --------     -------     --------     ----------
     Buildings and
  improvements...................     166,606       23,507       4,775         (48)        185,290
                                     --------     --------     -------     --------     ----------
                                                                               715(A)
  Machinery and equipment........     649,392       96,019      36,616         748(B)      710,258
                                                                              (292)(A)
  Rental equipment...............      69,691       37,606      16,987       4,701(B)       94,719
                                                                                (2)(A)
  Tools, jigs and fixtures.......       1,914          261          --           7(B)        2,180
                                                                                24(A)
  Trucks and automobiles.........       3,126          687         543          80(B)        3,374
                                                                              (116)(A)
  Furniture and fixtures.........      42,030        6,582       3,083         356(B)       45,769
                                     --------     --------     -------     --------     ----------
     Machinery and equipment.....     766,153      141,155      57,229       6,221         856,300
                                     --------     --------     -------     --------     ----------
       Totals....................    $932,759     $164,662     $62,004      $6,173      $1,041,590
                                     ========     ========     =======     ========      =========

Note A -- Transfers between property, plant and equipment classifications.

Note B -- Foreign currency translation gains and losses.


               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                      HARRIS CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

              COL. A
                                        COL. B                COL. C                  COL. D         COL. E
- -------------------------------------------------------------------------------------------------------------
                                                             ADDITIONS
                                                     -------------------------
                                                        (1)            (2)
                                        BALANCE       CHARGED        CHARGED
                                          AT         TO COSTS       TO OTHER                         BALANCE
                                       BEGINNING        AND         ACCOUNTS       DEDUCTIONS--     AT END OF
            DESCRIPTION                OF PERIOD     EXPENSES       DESCRIBE         DESCRIBE        PERIOD
- -----------------------------------
YEAR ENDED JUNE 30, 1994:
Amounts Deducted From
 Respective Asset Accounts                                                           $    891(A)
                                                                                        6,754(B)
                                                                                   ------------
  Allowances for collection
  losses...........................     $28,245       $ 8,790        $   102(C)      $  7,645        $29,492
                                       =========     =========     ===========     ============     ========
YEAR ENDED JUNE 30, 1993:
Amounts Deducted From
 Respective Asset Accounts                                                           $  1,028(A)
                                                                                        8,058(B)
                                                                                   ------------
  Allowances for collection
  losses...........................     $29,638       $ 7,648        $    45(D)      $  9,086        $28,245
                                       =========     =========     ===========     ============     ========
YEAR ENDED JUNE 30, 1992:
Amounts Deducted From
 Respective Asset Accounts                                           $ 1,118(A)      $ 11,583(B)
                                                                          65(D)         1,526(C)
                                                                   -----------     ------------
  Allowances for collection
  losses...........................     $30,545       $11,019        $ 1,183         $ 13,109        $29,638
                                       =========     =========     ===========     ============     ========

Note A -- Foreign currency translation gains and losses.

Note B -- Uncollectible accounts charged off, less recoveries on accounts previously charged off.

Note C -- Amounts reclassified to other accounts in the Consolidated Balance Sheet.

Note D -- Additions resulting from businesses acquired.


                      SCHEDULE IX -- SHORT-TERM BORROWINGS

                      HARRIS CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

               COL. A
                                          COL. B      COL. C      COL. D       COL. E        COL. F
- ----------------------------------------------------------------------------------------------------------
                                                                                            WEIGHTED
                                                                               AVERAGE       AVERAGE
                                                                 MAXIMUM       AMOUNT       INTEREST
                                                                  AMOUNT      OUTSTANDING     RATE
                                         BALANCE      WEIGHTED   OUTSTANDING   DURING        DURING
                                            AT        AVERAGE     DURING         THE           THE
        CATEGORY OF AGGREGATE             END OF      INTEREST     THE         PERIOD        PERIOD
        SHORT-TERM BORROWINGS             PERIOD       RATE       PERIOD         (B)           (C)
- -------------------------------------
YEAR ENDED JUNE 30, 1994:
Short-term debt payable to banks
  (A)................................    $ 19,765       9.4 %    $163,466     $101,977           6.5%
YEAR ENDED JUNE 30, 1993:
Short-term debt payable to banks
  (A)................................    $ 35,222       9.3 %    $103,688     $ 65,157          11.8%
YEAR ENDED JUNE 30, 1992:
Short-term debt payable to banks
  (A)................................    $ 43,043      11.5 %    $206,544     $102,867          10.6%

- ---------------

Note A -- Short-term debt includes borrowings by Harris international subsidiaries from banks under bank overdraft, lines of credit, or short-term note agreements. Maturity dates under bank overdraft arrangements are not formalized but are reviewed periodically -- generally on an annual basis.

Note B -- The average amount outstanding during the period was computed by dividing the total month-end principal balances by 13.

Note C -- The weighted average interest rate during the period was computed by dividing the actual interest expense on short-term debt by the average short-term debt outstanding.


            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION

                      HARRIS CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          COL. A
                                                                              COL. B
- -----------------------------------------------------------------------------------------------
                                                                          CHARGED TO
                                                                      COSTS AND EXPENSES
                                                                     YEARS ENDED JUNE 30,
                                                               --------------------------------
                           ITEM                                  1994        1993        1992
- -----------------------------------------------------------
1.  Maintenance and repairs................................    $56,081     $57,400     $59,847
2.  Depreciation and amortization of intangible assets,
     preoperating costs and similar deferrals..............       A           A           A
3.  Taxes, other than payroll and income taxes.............       A           A           A
4.  Royalties..............................................       A           A           A
5.  Advertising costs......................................       A        $31,859     $34,092

- ---------------

Note A -- Amounts are not presented as such amounts are less than 1% of total sales and revenues.