Form 10-Q
period 1994-09-30
HARRIS CORP /DE/
filed 1994-11-14
CIK 202058

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended September 30, 1994         Commission File Number 1-3863



                               HARRIS CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Delaware                                   34-0276860
     ------------------------               ---------------------------------
     (State of Incorporation)               (IRS Employer Identification No.)





                            1025 West NASA Boulevard
                            Melbourne, Florida 32919
                    ----------------------------------------
                    (Address of principal executive offices)




                                 (407) 727-9100
                        -------------------------------
                        (Registrant's telephone number)




                        -------------------------------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.
                                                           39,416,250 Shares
                                                           ----------

PART I.  FINANCIAL INFORMATION
- - - - - ------------------------------



                      HARRIS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME



The following information for the quarters ended September 30, 1994 and 1993 has not been audited by independent accountants, but in the opinion of management reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the indicated periods. The results of operations for the quarter ended September 30, 1994 are not necessarily indicative of the results for the full fiscal year.


                                                      Quarter Ended
                                               ---------------------------
                                               September 30,  September 30,
                                                   1994           1993
                                               ------------   ------------
                                                (In millions, except per
                                                      share amounts)
Revenue
  Revenue from sales, rentals
   and services                                     $807.3        $769.1
  Interest                                             8.8           8.2
                                                    ------        ------
                                                     816.1         777.3
Costs and Expenses
Cost of sales, rentals and
        services                                     561.5         520.5
  Engineering, selling and
administrative expenses                              195.9         203.5
  Interest                                            14.8          14.2
  Other - net                                          (.4)          (.7)
                                                    ------        ------

Income before income taxes                            44.3          39.8
Income taxes                                          15.5          15.1
                                                    ------        ------

Income before cumulative effect of
 change in accounting principle                       28.8          24.7
Cumulative effect of change in accounting
 principle (Postretirement Benefits Other
 Than Pensions)                                          -         (10.1)
                                                    ------        ------
Net Income                                          $ 28.8        $ 14.6
                                                    ======        ======

Income per share before cumulative effect
 of change in accounting principle                    $.73          $.62
Cumulative effect of change in accounting
 principle                                               -          (.25)
                                                      ----          ----
Net Income Per Common Share (Primary)                 $.73          $.37
                                                      ====          ====

Cash Dividends Paid Per Common Share                  $.31          $.28
                                                      ====          ====

                      HARRIS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                   September 30,   June 30,
                                                                       1994          1994
                                                                   ------------  ------------
ASSETS                                                                   (In millions)
Current Assets
  Cash and cash equivalents                                          $   86.7      $  139.1
  Marketable securities                                                  29.9             -
  Trade accounts and notes receivable - net, less allowance
    for collection losses of $28,700,000 at September 30, 1994
    and $29,500,000 at June 30, 1994                                    608.4         647.2
  Unbilled costs and accrued earnings on fixed price contracts based on percentage-of-completion accounting, less progress payments of $225,700,000 at September 30, 1994 and
    $206,400,000 at June 30, 1994                                       370.6         369.7
  Inventories:
    Work in process and finished products                               387.2         385.6
    Raw materials and supplies                                           78.1          77.5
                                                                      -------       -------
                                                                        465.3         463.1
  Deferred income taxes                                                  68.3          79.2
                                                                      -------       -------
          Total Current Assets                                        1,629.2       1,698.3

Plant and equipment, less allowances for depreciation of
  $1,170,500,000 at September 30, 1994 and $1,167,500,000 at
  June 30, 1994                                                         568.3         551.3

Notes receivable - net                                                  151.3         151.1
Intangibles resulting from acquisitions                                 163.1         166.0
Other assets                                                             94.3         110.4
                                                                     --------      --------
                                                                     $2,602.2      $2,677.1
                                                                     ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                                                    $   24.9      $   19.8
  Trade accounts payable                                                132.0         184.5
  Compensation and benefits                                             161.7         188.5
  Other accrued items                                                   176.6         164.9
  Advance payments and unearned income                                  193.8         189.0
  Income taxes                                                           58.3          57.0
  Current portion of long-term debt                                       1.9           1.0
                                                                     --------      --------
          Total Current Liabilities                                     749.2         804.7

Deferred income taxes                                                    22.4          22.7
Long-term debt                                                          662.2         661.7
Shareholders' Equity
  Capital stock:
    Preferred Stock, without par value:
      Authorized - 1,000,000 shares; issued - none                          -             -
    Common Stock, par value $1 per share:
      Authorized - 100,000,000 shares; issued 39,416,250 shares
        at September 30, 1994 and 39,298,118 at June 30, 1994            39.4          39.3
  Other capital                                                         241.6         230.3
  Retained earnings                                                     902.2         943.1
  Net unrealized gain on securities available-for-sale (net of
    taxes)                                                               11.4             -
  Unearned compensation                                                 (10.0)         (3.2)
  Cumulative translation adjustments                                    (12.2)        (21.5)
                                                                     --------      --------
          Total Shareholders' Equity                                  1,172.4       1,188.0
                                                                     --------      --------
                                                                     $2,602.2      $2,677.1
                                                                     ========      ========

                      HARRIS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS




                                                           Quarter Ended
                                                     ----------------------------
                                                     September 30,  September 30,
                                                         1994           1993
                                                     -------------  -------------
                                                             (In millions)
Cash flows from operating activities
  Income before cumulative effect of change
    in accounting principle                             $ 28.8        $ 24.7
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation of plant and equipment                     41.5          38.3
    Non-current deferred income tax                        (.4)          3.3
(Increase) decrease in:
    Accounts and notes receivable                         14.5          (4.8)
    Unbilled costs and inventories                       (19.5)        (42.7)
    Other assets                                          (2.6)         (1.7)
  Increase (decrease) in:
    Trade payables and accrued expenses                  (59.9)        (63.8)
    Advance payments and unearned income                   5.9          (8.8)
    Income taxes                                           6.3         (36.9)
  Other                                                    (.2)         (3.5)
                                                         -----         -----

Net cash provided by (used in) operating activities       14.4         (95.9)
                                                         -----         -----

Cash flows from investing activities
  Additions of plant and equipment-net of
    normal disposals                                     (56.1)        (37.5)
                                                         -----         -----

Net cash used in investing activities                    (56.1)        (37.5)
                                                         -----         -----

Cash flows from financing activities
  Increase in short-term debt                              6.0          55.9
  Increase (decrease) in long-term debt                     .4           (.2)
  Proceeds from sale of Common Stock                       6.6           5.0
  Purchase of Common Stock for treasury                   (4.3)            -
  Cash dividends                                         (12.1)        (11.1)
  Dividend-in-kind                                        (8.4)            -
                                                         -----         -----

Net cash provided by (used in) financing activities      (11.8)         49.6
                                                         -----         -----

Effect of exchange rate changes on cash and cash
  equivalents                                              1.1           1.4
                                                         -----         -----

Net decrease in cash and cash equivalents               $(52.4)       $(82.4)
                                                        ======        ======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


September 30, 1994

Note A -- Basis of Presentation
- - - - - -------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and changes in cash flows in conformity with generally accepted accounting principles. For further information refer to the financial statements and notes to financial statements included in the Corporation's Form 10K for the fiscal year ended June 30, 1994.


Note B -- Accounting Standards
- - - - - ------------------------------

For the quarter ended September 30, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under the provisions of this standard, the Corporation's marketable securities, all of which are classified as available-for-sale, are reported at fair value, with unrealized gains and losses excluded from net income and reported as a net after-tax amount as a separate component of stockholders' equity until realized. The cost basis of marketable securities at September 30, 1994, was $11.1 million. Realized gains or losses are determined using the specific identification method. Gross realized gains included in net income for the first quarter of fiscal 1995 were not material.


Note C -- Dividend-in-kind
- - - - - --------------------------

During the quarter ended September 30, 1994, the Corporation spun off as a tax free dividend its computer systems business by distributing one share of Harris Computer Systems Corporation common stock for every twenty shares of the Corporation's Common Stock. The distribution ($55.2 million) is included as a charge to retained earnings in the Condensed Consolidated Balance Sheet. In the Condensed Consolidated Statement of Cash Flows, the dividend is presented as a noncash transaction except for $8.4 million which was the cash balance of Harris Computer Systems Corporation at the time of the spin-off.


Note D -- Litigation
- - - - - --------------------

In 1993, a California state court awarded damages against the Corporation in the amount of $66.9 million, together with interest and costs of suit, to a California software company. The suit arose from a contract between the plaintiff and a discontinued operation of the Corporation. The Corporation believes the judgment is unjustified and has filed an appeal with the California Court of Appeals. The ultimate outcome of this litigation is unknown. Accordingly, no provisions, beyond those already provided as part of prior discontinued operation charges, have been made in the accompanying consolidated financial statements. Prior discontinued operations charges included legal costs the Corporation expects to incur in defending itself in this matter.

MANAGEMENT'S DISCUSSION AND ANALYSIS
- - - - - ------------------------------------

Sales and income before cumulative effect of change in accounting principle for the first quarter were higher than the same period last year by 5.0 percent and
16.6 percent, respectively.

The Semiconductor segment reported strong growth in earnings and modestly higher sales for the first quarter. A slightly higher cost of sales ratio was more than offset by lower administrative and general expenses resulting from prior year cost reduction efforts. The segment recognized a $12.1 million charge for cost reduction actions in last year's fourth quarter. Approximately 25 percent of these reserves were used in this year's first quarter primarily for severance payments, with the remaining reserves to be used in the second and third quarters of this year. Segment net income also included gains from the ongoing sales of investment securities in both the current and prior year.

Net income was up moderately in the Electronic Systems segment, while sales were relatively flat compared to the prior year. A higher cost of sales ratio resulting from increased bid and proposal costs were more than offset by significantly lower administrative and general expenses. In the first quarter, this segment's Computer Systems business was spun off to shareholders as an independent public company. The computer systems business was not material to the segment and its operating results.

Communications segment sales and net income were significantly higher than last year's first quarter. Sales were higher at all operating units, while the increase in earnings was led by the segment's broadcast-equipment and microwave-systems businesses. A higher cost of sales ratio due to changes in product mix and markets was offset by a lower operating expense ratio.

Net income at the Lanier Worldwide segment was significantly higher on a slight increase in sales. An increase in the cost of sales ratio resulting from the negative effect of changes in foreign currency was more than offset by reduced operating expenses. Operating expenses continue to decline as the segment benefits from prior year cost reduction efforts. These efforts were most notable in Europe where operating margins improved significantly.

Cost of sales as a percentage of net sales increased to 69.6 percent versus
67.7 percent in last year's first quarter. Cost ratios were up in all segments. The more significant increases were in the Electronic Systems and Communications segments for the above discussed reasons.

Engineering, selling, and administrative expenses as a percentage of net sales decreased from 26.5 percent last year to 24.3 percent in this year's first quarter. The operating expense ratio was lower for all segments. For the Corporation, operating expenditures were lower for all expense categories. These reductions reflect continuing cost reduction initiatives in all segments of the Corporation.

Interest expense in the first quarter increased from the prior year due to higher rates. "Other-net", which includes gains from the sale of investment securities in both the current and prior year, was comparable to last year's first quarter.

The provision for income taxes as a percentage of pre-tax income was 35.0 percent, compared to 38.0 percent in the prior year. The statutory federal tax rate for both periods was 35.0 percent. The decrease in the effective tax rate from the prior year is due to increased foreign tax benefits.

Income before cumulative effect of change in accounting principle as a percentage of sales was 3.6 percent in the first quarter, compared to 3.2 percent in the same period last year for the previously stated reasons.

Working capital decreased slightly from $893.6 million at June 30, 1994 to $880.0 million at the end of the first quarter due to the spin-off of the computer systems business which had working capital of $38.7 million. The Corporation anticipates that the requirement for funds to finance operations during fiscal 1995 will be met by cash flow from operations.

PART II OTHER INFORMATION
- - - - - -------------------------

Item 5.  Other information
         -----------------

         On November 11, 1994 -- the Corporation announced that, in order to maintain its price competitiveness, the Electronic Systems Sector is streamlining operations and reducing employment by approximately 700 people as part of a major reduction in costs and expenses. The sector employs some 7,500, primarily people in Palm Bay and Melbourne, Florida. The cost-reduction actions include a flattening of the sector's management structure, eliminating approximately 35 percent of executive positions, and consolidation of sector and division functions. The sector also plans reductions in other fixed and variable costs and expenses. An early return from these actions is expected, which will be achieved within present operating plans and without the need for a one-time charge.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

     (a) Exhibits:

         (10)(a) Harris Corporation Master Trust dated as of August 1, 1994 between Harris Corporation and Bankers Trust Company, as Trustee.

             (b) Harris Corporation Master Rabbi Trust Agreement dated as of
                 August 1, 1994 between Harris Corporation and Bankers Trust Company, as Trustee.

         (11)    Statement re:  computation of per share earnings.

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

                                           HARRIS CORPORATION
                                           --------------------------------
                                           (Registrant)

Date: November 11, 1994                    By:/s/Bryan R. Roub
                                              -----------------------------
                                              Bryan R. Roub
                                              Senior Vice President - Finance
                                              (Chief Financial Officer)