Form 10-Q
period 1994-12-31
HARRIS CORP /DE/
filed 1995-02-13
CIK 202058

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION


                           Washington, D.C.  20549

                                  Form 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended December 31, 1994                Commission File Number 1-3863



                              HARRIS CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        Delaware                                        34-0276860
- - ------------------------                   ----------------------------------
(State of Incorporation)                   (IRS Employer Identification  No.)




                           1025 West NASA Boulevard
                          Melbourne, Florida  32919
                    --------------------------------------
                   (Address of principal executive offices)



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

                                                     Yes   X     No
                                                         ------     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                      39,115,295 Shares
                                                      ----------





PART I. FINANCIAL INFORMATION
- - -----------------------------

                     HARRIS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME

The following information for the quarters ended December 31, 1994 and December
31, 1993, has not been audited by independent accountants, but in the opinion of management reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the indicated periods. The results of operations for the quarter ended December 31, 1994 are not necessarily indicative of the results for the full fiscal year.

                                                    Quarter Ended                        Two Quarters Ended
                                             -------------------------------       ------------------------------
                                             December 31,       December 31,       December 31,      December 31,
                                                1994               1993               1994              1993
                                             ------------       ------------       -------------     ------------
                                                        (In millions, except per share amounts)
Revenue
  Revenue from sales, rentals
    and services                              $863.1              $807.5             $1,670.4           $1,576.6
  Interest                                       9.2                 9.1                 18.0               17.3
                                              ------              ------             --------           --------
                                               872.3               816.6              1,688.4            1,593.9
Costs and Expenses
  Cost of sales, rentals and
    services                                   590.2               549.7              1,151.7            1,070.2
  Engineering, selling and
    administrative expenses                    209.1               201.3                405.0              404.8
  Interest                                      16.0                14.5                 30.8               28.7
  Other - net                                    3.5                 2.7                  3.1                2.0
                                              ------              ------             --------           --------

Income before income taxes                      53.5                48.4                 97.8               88.2
Income taxes                                    18.7                18.4                 34.2               33.5
                                              ------              ------             --------           --------

Income before cumulative effect of
  change in accounting principle                34.8                30.0                 63.6               54.7
Cumulative effect of change in
  accounting principle (Postretirement
  Benefits Other Than Pensions)                    -                   -                    -              (10.1)
                                              ------              ------             --------           --------
Net Income                                    $ 34.8              $ 30.0             $   63.6           $   44.6
                                              ======              ======             ========           ========

Income per share before cumulative effect
  of change in accounting principle             $.88                $.75                $1.61              $1.37
Cumulative effect of change in
  accounting principle                             -                   -                    -               (.25)
                                              ======              ======             ========           ========
Net Income Per Common Share (Primary)           $.88                $.75                $1.61              $1.12
                                              ======              ======             ========           ========
Cash Dividends Paid Per Common Share            $.31                $.28                $ .62              $ .56
                                              ======              ======             ========           ========




                     HARRIS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                   December 31,         June 30,
                                                                                       1994               1994
                                                                                   -----------------------------
                                                                                           (In millions)
ASSETS
Current Assets
  Cash and cash equivalents                                                           $   59.2          $  139.1
  Marketable securities                                                                   25.2                --
  Trade accounts and notes receivable -- net, less allowance for collection losses
   of $28,800,000 at December 31, 1994 and $29,500,000 at June 30, 1994                  643.6             647.2
  Unbilled costs and accrued earnings on fixed price contracts based on percentage-
   of-completion accounting, less progress payments of $216,200,000 at December 31,
   1994 and $206,400,000 at June 30, 1994                                                386.3             369.7
  Inventories:
    Work in process and finished products                                                391.4             385.6
    Raw materials and supplies                                                            80.8              77.5
                                                                                      --------          --------
                                                                                         472.2             463.1
  Deferred income taxes                                                                   88.7              79.2
                                                                                      --------          --------
        Total Current Assets                                                           1,675.2           1,698.3

Plant and equipment, less allowances for depreciation of $1,193,000,000 at
 December 31, 1994 and $1,167,500,000 at June 30, 1994                                   574.6             551.3

Notes receivable -- net                                                                  156.0             151.1
Intangibles resulting from acquisitions                                                  163.4             166.0
Other assets                                                                              96.7             110.4
                                                                                      --------          --------
                                                                                      $2,665.9          $2,677.1
                                                                                      ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                                                                     $   63.2          $   19.8
  Trade accounts payable                                                                 135.8             184.5
  Compensation and benefits                                                              163.3             188.5
  Other accrued items                                                                    178.5             164.9
  Advance payments and unearned income                                                   206.9             189.0
  Income taxes                                                                            73.7              57.0
  Current portion of long-term debt                                                        1.8               1.0
                                                                                      --------          --------
        Total Current Liabilities                                                        823.2             804.7

Deferred income taxes                                                                     14.9              22.7
Long-term debt                                                                           654.4             661.7
Shareholders' Equity
  Capital stock:
    Preferred Stock, without par value:
      Authorized -- 1,000,000 shares; issued -- none                                        --                --
   Common Stock, par value $1 per share:
      Authorized -- 100,000,000 shares; issued 39,115,295 shares at December 31,
       1994 and 39,298,118 at June 30, 1994                                               39.1              39.3
Other capital                                                                            240.0             230.3
Retained earnings                                                                        912.9             943.1
Net unrealized gain on securities available-for-sale (net of taxes)                        8.7                --
Unearned compensation                                                                    (11.8)             (3.2)
Cumulative transaction adjustments                                                       (15.5)            (21.5)
                                                                                      --------          --------
        Total Shareholders' Equity                                                     1,173.4           1,188.0
                                                                                      --------          --------
                                                                                      $2,665.9          $2,677.1
                                                                                      ========          ========


                     HARRIS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                         Two Quarters Ended
                                                     ---------------------------
                                                     December 31,   December 31,
                                                         1994          1993
                                                     ------------   ------------
                                                            (In millions)
Cash flows from operating activities
  Income before cumulative effect of change
    in accounting principle                               $ 63.6       $ 54.7
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
    Depreciation of plant and equipment                     72.4         77.7
    Non-current deferred income tax                         (7.8)         2.2
  Cumulative effect of change in accounting principle          -        (10.1)
  (Increase) decrease in:
    Accounts and notes receivable                          (25.3)        (1.0)
    Unbilled costs and inventories                         (42.0)       (69.0)
    Other assets                                            (7.6)        (7.1)
  Increase (decrease) in:
    Trade payables and accrued expenses                    (54.0)       (60.2)
    Advance payments and unearned income                    19.0         (7.9)
    Income taxes                                             2.9        (30.0)
  Other                                                     (3.2)        (3.0)
                                                          ------       ------
Net cash provided by (used in) operating activities         18.0        (53.7)
                                                          ------       ------

Cash flows from investing activities
  Additions of plant and equipment-net of
    normal disposals                                       (89.9)       (79.6)

Net cash used in investing activities                      (89.9)       (79.6)
                                                          ------       ------

Cash flows from financing activities
  Increase in short-term debt                               44.2         68.3
  Increase (decrease) in long-term debt                     (7.3)           -
  Proceeds from sale of Common Stock                         2.9          7.3
  Purchase of Common Stock for treasury                    (17.2)        (5.5)
  Cash dividends                                           (24.3)       (22.2)
  Dividend-in-kind                                          (8.4)           -
                                                          ------       ------

Net cash provided by (used in) financing activities        (10.1)        47.9
                                                          ------       ------

Effect of exchange rate changes on cash and cash
  equivalents                                                2.1         (2.5)
                                                          ------       ------

Net decrease in cash and cash equivalents                 $(79.9)      $(82.9)
                                                          ======       ======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1994

Note A -- Basis of Presentation
- - -------------------------------

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

Note B -- Accounting Standards
- - ------------------------------

In the first quarter of fiscal 1995, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under the provisions of this standard, the Corporation's marketable securities, all of which are classified as available-for-sale, are reported at fair value, with unrealized gains and losses excluded from net income and reported as a net after-tax amount as a separate component of shareholder's equity until realized. The cost basis of marketable securities at December 31, 1994, was $10.9 million. Realized gains or losses are determined using the specific identification method. Gross realized gains included in net income for the first two quarters of fiscal 1995 were not material.

Note C -- Dividend-in-kind
- - --------------------------

In the first quarter of the fiscal 1995, the Corporation spun off as a tax free dividend its computer systems business by distributing one share of Harris Computer Systems Corporation common stock for every twenty shares of the Corporation's Common Stock. The distribution ($55.2 million) is included as a charge to retained earnings in the Condensed Consolidated Balance Sheet. In the Condensed Consolidated Statement of Cash Flows, the dividend is presented as a noncash transaction except for $8.4 million which was the cash balance of Harris Computer Systems Corporation at the time of the spin-off.

Note D -- Litigation
- - --------------------

In 1993, a jury in a California State Court awarded a California software company $13.4 million in compensatory damages and $85.0 million in punitive damages against the Corporation. The court reduced the punitive damages to $53.4 million, and entered judgment for the compensatory and punitive damages, together with interests and costs of suit. The suit arose from a contract between the plaintiff and a discontinued operation of the Corporation. The Corporation believes the judgment is unjustified and has appealed to the California Court of Appeals. The plaintiff has filed a separate appeal seeking reinstatement of the original punitive damage award. The Appeals Court is expected to render its decision by June 1996. No provisions beyond those already provided as part of prior discontinued operation charges have been made in the accompanying consolidated financial statements. Prior discontinued operations charges included legal costs the Corporation expects to incur in defending itself in this matter.

Note E -- Restructuring
- - -----------------------

In the fourth quarter of fiscal 1994, the Corporation recorded a $12.1 million (after-tax) restructuring charge to exit certain existing Semiconductor operations. This charge was included in "Other-net" expense in the Consolidated Statement of Income. The components of this charge were $10.7 million for employee termination payments and $1.4 million for the relocation and write-off of fixed assets. At December 31, 1994, $7.0 (after-tax) of reserves remain. Due to local statutory requirements, the closure of a Singapore facility and the usage of remaining reserves will not be completed until the third and fourth quarters of 1995.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1994

Note F -- Foreign Currency Contracts
- - ------------------------------------

The Corporation uses foreign exchange contracts and options to hedge intercompany accounts and off-balance-sheet foreign currency commitments. Specifically, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers, and firm committed operating expenses. Management believes that use of foreign currency financial instruments should reduce the risks which arise from doing business in international markets. Contracts are for periods consistent with the terms of the underlying transaction, generally one year or less. At December 31, 1994, open foreign exchange contracts were $267.1 million (as described below) of which $201.0 million were to hedge off-balance-sheet commitments. Additionally, for the two quarters ended December 31, 1994, the Corporation purchased and sold $384.9 million of foreign exchange forward and option contracts.

Deferred gains and losses are included on a net basis in the Condensed Consolidated Balance Sheet as other assets. They are recorded in income as part of the underlying transaction when it is recognized.

At December 31, 1994, the Corporation had no open option contracts. Open foreign exchange contracts at December 31, 1994, are described in the table below.

COMMITMENTS TO BUY U.S. DOLLARS (in millions):
                              CONTRACT AMOUNT
                            --------------------   DEFERRED GAINS
                            FOREIGN                 AND (LOSSES)    MATURITIES
CURRENCY                    CURRENCY       U.S.         U.S.        (in months)
- - --------                    --------     -------      -------     -------------
Australian Dollar                4.3      $ 3.2        $ 0.1          1 to 5
Singapore Dollar                 9.3        6.2          0.2          1 to 3
Canadian Dollar                 13.0        9.5         (0.2)         1 to 5
Belgium Franc                  120.0        3.8         (0.1)         1 to 4
Irish Punt                       7.7       10.9          0.8          1 to 9
Japanese Yen                 1,921.7       19.4         (0.2)         1 to 5
Malaysian Ringgit              118.0       44.2          1.9          1 to 10
British Pound                    2.1        3.3          0.0          1 to 6

COMMITMENTS TO SELL U.S. DOLLARS (in millions):
                              CONTRACT AMOUNT
                            --------------------   DEFERRED GAINS
                            FOREIGN                 AND (LOSSES)    MATURITIES
CURRENCY                    CURRENCY       U.S.         U.S.        (in months)
- - --------                    --------     -------      -------     -------------
Australian Dollar                3.3      $ 2.4        $(0.1)         1 to 5
Canadian Dollar                  3.5        2.6          0.1             1
French Franc                    70.9       13.0          0.0          1 to 3
German Mark                     79.5       51.0          0.5          1 to 5
Italian Lira                21,800.0       13.6          0.4          1 to 11
Japanese Yen                 2,519.1       25.6          0.5          1 to 8
Malaysian Ringgit               16.0        6.3          0.0             1
British Pound                   33.8       52.1         (0.2)         1 to 9

MANAGEMENT'S DISCUSSION AND ANALYSIS
- - ------------------------------------

Sales and net income for the second quarter increased 6.9 percent and 16 percent, respectively, over last year's second quarter. Sales for the first two quarters increased 6.0 percent over the same period a year ago, while income before cumulative effect of change in accounting principle increased
16.3 percent.

The Semiconductor segment reported a modest increase in sales and a significant increase in net income for both second quarter and year-to-date results. Significant growth in sales of core commercial products more than offset an anticipated decline in military sales. Improved cost of sales ratios and operating expense ratios resulted from higher sales and cost reduction efforts undertaken in last year's fourth quarter. Of the $12.1 million charge for cost reduction actions taken in the prior year, $7.0 million of reserves remain and are expected to be used in the second half of the current fiscal year.

Sales and net income were up significantly in the Communications segment for the quarter and first two quarters to date. The increases in sales and earnings resulted from growth in the segment's radio communications, broadcast equipment, and microwave systems businesses. A higher cost of sales ratio in the current year due to changes in product mix and markets was offset by a lower operating expense ratio.

The Lanier Worldwide segment, benefiting from strong domestic and international shipments, reported record quarterly sales for the second quarter. Segment net income for the quarter and the year increased significantly due to increased sales and increased profitability in the segment's European operations.

Second quarter net income was signficiantly lower for the Electronic Systems segment. For the year, net income is moderately lower while sales are relatively flat for both periods. Disruptions resulting from segment-wide streamlining actions and delays in shipment of a new energy management system for electric utilities were primarily responsible for the decline in quarterly earnings.

Cost of sales as a percentage of net sales increased to 68.4 percent in the second quarter and 68.9 percent in the first two quarters of this year compared to 68.1 percent and 67.9 percent for the respective periods last year. These increases were due to decreased gross margins in the Electronic Systems and Communications segments.

Engineering, selling, and administrative expenses as a percentage of net sales decreased to 24.2 percent in both the second quarter and the first two quarters compared to 24.9 percent in last year's second quarter and 25.7 percent in last year's two quarters to date. The operating expense ratio was lower for all segments and reflects continuing cost reduction initiatives of the Corporation.

Interest expense in the quarter and the year increased due to higher interest rates. "Other-net" expense was higher for the second quarter and the first two quarters due to reduced gains from the sale of investment securities in the current year.

The provision for income taxes as a percentage of pre-tax income was 35 percent in the second quarter and the first two quarters of this year, compared to 38 percent for the same periods last year. The decrease in the effective tax rate from the prior year is due to increased foreign tax benefits.

Income before cumulative effect of change in accounting principle as a percentage of sales was 4.0 percent and 3.8 percent for the quarter and year-to-date, compared to 3.7 percent and 3.5 percent in the same periods last year for the previously stated reasons.

Working capital decreased $41.6 million from $893.6 million at June 30, 1994 to $852.0 million at the end of the second quarter due to the spin-off of a computer systems business which had working capital of $38.7 million. The Corporation anticipates that the requirement for funds to finance operations during the remainder of the fiscal year will be met by cash flow from operations.

PART II OTHER INFORMATION
- - -------------------------

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

                                            HARRIS CORPORATION
                                            --------------------------------
                                            (Registrant)

Date: February 10, 1995                 By: /s/ Bryan R. Roub
                                            --------------------------------
                                            Bryan R. Roub
                                            Senior Vice President and
                                             Chief Financial Officer