Form 10-Q
period 1995-03-31
HARRIS CORP /DE/
filed 1995-05-15
CIK 202058

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended March 31, 1995               Commission File Number 1-3863




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




                             1025 West NASA Boulevard
                              Melbourne, Florida 32919
                      =======================================
                     (Address of principal executive offices)



                                   (407) 727-9100
                          ===============================
                          (Registrant's telephone number)




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

                                                               Yes  X    No
                                                                   ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.
                                                               38,884,031 Shares
                                                               ----------

PART I.  FINANCIAL INFORMATION
- - ------------------------------

                      HARRIS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME


The following information for the quarters ended March 31, 1995 and March 31, 1994, has not been audited by independent accountants, but in the opinion of management reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the indicated periods. The results of operations for the quarter ended March 31, 1995 are not necessarily indicative of the results for the full fiscal year.


                                            Quarter Ended           Three Quarters Ended
                                     --------------------------   -------------------------
                                       March 31,     March 31,      March 31,    March 31,
                                         1995          1994           1995         1994
                                     ------------  ------------   ------------ ------------
                                             (In millions, except per share amounts)

Revenue
  Revenue from sales, rentals
   and services                         $850.4        $838.3        $2,520.8      $2,414.9
  Interest                                 9.5           8.3            27.5          25.6
                                        ------        ------        --------      --------
                                         859.9         846.6         2,548.3       2,440.5

Costs and Expenses
  Cost of sales, rentals and
    services                             578.6         578.8         1,730.3       1,649.0
  Engineering, selling and
    administrative expenses              201.2         202.6           606.2         607.4
  Interest                                17.3          14.8            48.1          43.5
  Other - net                              4.3           (.6)            7.4           1.4
                                        ------        ------         -------      --------

Income before income taxes                58.5          51.0           156.3         139.2
Income taxes                              20.5          18.0            54.7          51.5
                                        ------        ------         -------      --------

Income before cumulative effect of
 change in accounting principle           38.0          33.0           101.6          87.7
Cumulative effect of change in
 accounting principle (Postretirement
 Benefits Other Than Pensions)               -             -               -         (10.1)
                                        ------        ------         -------      --------
Net Income                              $ 38.0        $ 33.0         $ 101.6      $   77.6
                                        ======        ======         =======      ========

Income per share before cumulative effect
 of change in accounting principle        $.98          $.83           $2.59         $2.20
Cumulative effect of change in
 accounting principle                        -             -               -          (.25)
                                          ----          ----           -----         -----
Net Income Per Common Share (Primary)     $.98          $.83           $2.59         $1.95
                                          ====          ====           =====         =====

Cash Dividends Paid Per Common Share      $.31          $.28            $.93          $.84
                                          ====          ====            ====          ====

                      HARRIS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                     March 31,     June 30,
                                                                       1995          1994
                                                                   ------------- -------------
                                                                           (In millions)
ASSETS
Current Assets
  Cash and cash equivalents                                          $   57.2      $  139.1
  Marketable securities                                                  25.7             -
  Trade accounts and notes receivable - net, less allowance
    for collection losses of $29,100,000 at March 31, 1995
    and $29,500,000 at June 30, 1994                                    650.4         647.2
  Unbilled costs and accrued earnings on fixed price contracts based on percentage-of-completion accounting, less progress payments of $226,600,000 at March 31, 1995 and
    $206,400,000 at June 30, 1994                                       406.4         369.7
  Inventories:
    Work in process and finished products                               410.5         385.6
    Raw materials and supplies                                           82.5          77.5
                                                                      -------       -------
                                                                        493.0         463.1
  Deferred income taxes                                                 112.1          79.2
                                                                      -------       -------
          Total Current Assets                                        1,744.8       1,698.3

Plant and equipment, less allowances for depreciation of
  $1,208,600,000 at March 31, 1995 and $1,167,500,000 at
  June 30, 1994                                                         574.8         551.3

Notes receivable - net                                                  160.4         151.1
Intangibles resulting from acquisitions                                 167.4         166.0
Other assets                                                            101.0         110.4
                                                                     --------      --------
                                                                     $2,748.4      $2,677.1
                                                                     ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                                                    $   82.8      $   19.8
  Trade accounts payable                                                130.5         184.5
  Compensation and benefits                                             185.0         188.5
  Other accrued items                                                   178.2         164.9
  Advance payments and unearned income                                  211.8         189.0
  Income taxes                                                           60.8          57.0
  Current portion of long-term debt                                       2.0           1.0
                                                                     --------      --------
          Total Current Liabilities                                     851.1         804.7

Deferred income taxes                                                    44.6          22.7
Long-term debt                                                          653.8         661.7
Shareholders' Equity
  Capital stock:
    Preferred Stock, without par value:
      Authorized - 1,000,000 shares; issued - none                          -          -
    Common Stock, par value $1 per share:
      Authorized - 100,000,000 shares; issued 38,884,031 shares
        at March 31, 1995 and 39,298,118 at June 30, 1994                38.9          39.3
  Other capital                                                         239.7         230.3
  Retained earnings                                                     929.5         943.1
  Net unrealized gain on securities available-for-sale (net
    of taxes)                                                             9.1             -
  Unearned compensation                                                  (6.5)         (3.2)
  Cumulative translation adjustments                                    (11.8)        (21.5)
                                                                     --------      --------
          Total Shareholders' Equity                                  1,198.9       1,188.0
                                                                     --------      --------
                                                                     $2,748.4      $2,677.1
                                                                     ========      ========

                      HARRIS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS




                                                        Three Quarters Ended
                                                     ----------------------------
                                                       March 31,      March 31,
                                                         1995           1994
                                                     -------------  -------------
                                                             (In millions)

Cash flows from operating activities
  Income before cumulative effect of change
    in accounting principle                             $101.6        $ 87.7
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
    Depreciation of plant and equipment                  112.2         116.4
    Non-current deferred income tax                       21.9          12.5
  Cumulative effect of change in accounting
    principle                                                -         (10.1)
  (Increase) decrease in:
    Accounts and notes receivable                        (36.6)        (13.0)
    Unbilled costs and inventories                       (82.9)       (102.4)
    Other assets                                         (18.2)        (18.4)
  Increase (decrease) in:
    Trade payables and accrued expenses                  (37.9)        (29.9)
    Advance payments and unearned income                  24.0          (6.5)
    Income taxes                                         (33.5)        (50.3)
  Other                                                   15.9          (2.0)
                                                         -----         -----

Net cash provided by (used in) operating activities       66.5         (16.0)
                                                         -----         -----

Cash flows from investing activities
  Additions of plant and equipment-net of
    normal disposals                                    (137.4)       (116.8)
                                                        ------        ------

Net cash used in investing activities                   (137.4)       (116.8)
                                                        ------        ------

Cash flows from financing activities
  Increase in short-term debt                             64.0          34.8
  Increase (decrease) in long-term debt                   (7.9)         49.9
  Proceeds from sale of Common Stock                       4.8          13.3
  Purchase of Common Stock for treasury                  (29.0)        (16.7)
  Cash dividends                                         (36.2)        (33.3)
  Dividend-in-kind                                        (8.4)            -
                                                         -----         -----

Net cash provided by (used in) financing activities      (12.7)         48.0
                                                         -----         -----

Effect of exchange rate changes on cash and cash
  equivalents                                              1.7           3.2
                                                         -----         -----

Net decrease in cash and cash equivalents                (81.9)        (81.6)

Cash and cash equivalents, beginning of year             139.1         131.7
                                                        ------        ------
Cash and cash equivalents, at end of third quarter      $ 57.2        $ 50.1
                                                        ======        ======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


March 31, 1995

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


Note B -- Accounting Standards
- - ------------------------------

In the first quarter of fiscal 1995, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under the provisions of this standard, the Corporation's marketable securities, all of which are classified as available-for-sale, are reported at fair value, with unrealized gains and losses excluded from net income. The net after-tax amount is reported as a separate component of shareholder's equity until realized. The cost basis of marketable securities at March 31, 1995, was $10.8 million. Realized gains or losses are determined using the specific identification method. Gross realized gains included in net income for the first three quarters of fiscal 1995 were not material.


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


Note D -- Litigation
- - --------------------

In 1993, a jury in a California State Court awarded a California software company $13.4 million in compensatory damages and $85.0 million in punitive damages against the Corporation. The court reduced the punitive damages to $53.4 million, and entered judgment for the compensatory and punitive damages, together with interests and costs of suit. The suit arose from a contract between the plaintiff and a discontinued operation of the Corporation. The Corporation believes the judgment is unjustified and has appealed to the California Court of Appeal. The plaintiff has filed a separate appeal seeking reinstatement of the original punitive damage award. The Appeal Court is expected to render its decision by June 1996. No provisions beyond those already provided as part of prior discontinued operation charges have been made in the accompanying consolidated financial statements. Prior discontinued operations charges included legal costs the Corporation expects to incur in defending itself in this matter.


Note E -- Restructuring
- - -----------------------

In the fourth quarter of fiscal 1994, the Corporation recorded a $12.1 million (after-tax) restructuring charge to exit certain existing Semiconductor operations. This charge was included in "Other-net" expense in the Consolidated Statement of Income. The components of this charge were $10.7 million for employee termination payments and $1.4 million for the relocation and write-off of fixed assets. At March 31, 1995, $2.0 million (after-tax) of reserves remain. Due to local statutory requirements, the closure of a Singapore facility and the usage of remaining reserves will not be completed until the fourth quarter of 1995.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 1995


Note F -- Foreign Currency Contracts
- - ------------------------------------

The Corporation uses foreign exchange contracts and options to hedge intercompany accounts and off-balance-sheet foreign currency commitments. Specifically, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers, and firm committed operating expenses. Management believes the use of foreign currency financial instruments should reduce the risks which arise from doing business in international markets. Contracts are for periods consistent with the terms of the underlying transaction, generally one year or less. At March 31, 1995, open foreign exchange contracts were $264.6 million (as described below) of which $232.8 million were to hedge off-balance-sheet commitments. Additionally, for the quarter ended March 31, 1995, the Corporation purchased and sold $183.7 million of foreign exchange forward and option contracts.

Deferred gains and losses are included on a net basis in the Condensed Consolidated Balance Sheet as other assets. They are recorded in income as part of the underlying transaction when it is recognized.

At March 31, 1995, the Corporation had $9.2 million in open option contracts. Total open foreign exchange contracts at March 31, 1995, are described in the table below.

COMMITMENTS TO BUY FOREIGN CURRENCIES (in millions):

                           CONTRACT AMOUNT
                         -------------------
                         FOREIGN                  DEFERRED GAINS
                         -------                  AND <LOSSES>       MATURITIES
CURRENCY                 CURRENCY      U.S.             U.S.         (in months)
- - --------                 --------     ------      --------------     -----------

Australian Dollar             6.5      $ 4.8         $(0.1)             1 to 10
Canadian Dollar               5.3        3.8           0.0              1 to 2
Belgium Franc                42.0        1.3            .1              1 to 4
Irish Punt                    6.0        8.6           1.0              1 to 7
Japanese Yen              3,111.5       33.7           1.2              1 to 9
Malaysian Ringgit           120.9       46.5           1.1              1 to 9
British Pound                  .8        1.2           0.0              1 to 3
German Mark                  20.6       14.2            .5              1 to 10

COMMITMENTS TO SELL FOREIGN CURRENCIES (in millions):

                           CONTRACT AMOUNT
                         -------------------
                         FOREIGN                  DEFERRED GAINS
                         -------                  AND <LOSSES>       MATURITIES
CURRENCY                 CURRENCY      U.S.             U.S.         (in months)
- - --------                 --------     ------      --------------     -----------

Australian Dollar             5.4      $ 4.0         $ 0.0              1 to 12
Canadian Dollar               7.4        5.2           0.0              1 to 3
French Franc                 68.8       12.9          (1.0)             1 to 12
German Mark                  75.9       49.5          (4.8)             1 to 13
Italian Lira             20,700.0       12.3           0.0              1 to 9
Japanese Yen              1,510.6       15.4          (1.5)             1 to 5
British Pound                32.5       50.7          (1.3)             1 to 22
Chilean Peso                209.6         .5           0.0                 3

MANAGEMENT'S DISCUSSION AND ANALYSIS
- - ------------------------------------

Sales and net income for the third quarter increased 1.4 percent and 15.2 percent, respectively, over last year's third quarter. Sales for the first three quarters increased 4.4 percent over the same period a year ago, while income before cumulative effect of change in accounting principle increased
15.8 percent.

The Semiconductor segment reported a significant increase in net income on level sales for both third quarter and year-to-date results. Segment earnings benefited from the increased sales of core commercial products. Results continue to be adversely affected by a decline in military shipments. Cost reduction efforts undertaken in last year's fourth quarter continue to result in improved cost of sales and operating expense ratios. Of the $12.1 million charge for cost reduction actions taken in the prior year, $2.0 million of reserves remain and are expected to be used in the fourth quarter of the current year.

Sales and net income were up significantly in the Communications segment for the quarter and first three quarters to date. The increases in sales and earnings resulted from growth in the segment's radio communications, broadcast equipment, and microwave systems businesses. A higher cost of sales ratio in the current year due to changes in product mix and markets was offset by a lower operating expense ratio.

The Lanier Worldwide segment reported higher sales and net income for the third quarter and the first three quarters as a result of strong domestic and international shipments. Operating expense ratios continue to improve as the segment benefits from prior year cost reduction efforts. While this segment sources most of its products in Japan, the recent strengthening of the Japanese yen against the U.S. dollar is not expected to have a significant impact on near term results due to foreign exchange contracts and vendor agreements that mitigate the risk of foreign currency changes.

Electronic Systems segment sales were substantially lower for the third quarter and moderately lower for the year-to-date. Prior year results included a computer systems business which was spun off to shareholders in the first quarter of Fiscal 1995. Segment earnings are significantly lower than prior year periods and have been adversely affected by lower than anticipated shipments of a new energy-management system. Segment-wide streamlining actions begun in the second quarter of the current year contributed to an improved operating expense ratio.

Cost of sales as a percentage of net sales decreased to 68.0 percent in the third quarter from 69.0 percent in last year's third quarter due to improved gross margins in the Semiconductor segment.

Engineering, selling, and administrative expenses as a percentage of net sales decreased to 23.7 percent in the third quarter and 24.0 percent year-to-date compared to 24.2 percent for the third quarter last year and 25.2 percent for the prior year-to-date. The lower operating expense ratios for all segments reflects the Corporation's continuing cost reduction initiatives.

Interest expense in the quarter and the year increased due to higher interest rates. Other-net expense was higher for the third quarter and year-to-date due to reduced gains from the sale of investment securities and increased losses on foreign currency transactions in the current year.

Increased foreign tax benefits reduced the provision for income taxes as a percentage of pre-tax income from 35.3 percent in the third quarter of last year and 37.0 percent for the three quarters last year to 35.0 percent for both periods in the current year.

Income before cumulative effect of change in accounting principle as a percentage of sales was 4.5 percent and 4.0 percent for the quarter and year-to-date, compared to 3.9 percent and 3.6 percent in the same periods last year for the previously stated reasons.

Working capital was unchanged from June 30, 1994. The Corporation anticipates that the requirement for funds to finance operations during the remainder of the fiscal year will be met by cash flow from operations.

PART II OTHER INFORMATION
- - -------------------------

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

     (a) Exhibits:

         (11)    Statement re:  computation of per share earnings.
         (27)    Financial Data Schedule

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

                                            HARRIS CORPORATION
                                            ---------------------------------
                                            (Registrant)

Date:  May 10, 1995                      By:/s/Bryan R. Roub
                                            ---------------------------------
                                            Bryan R. Roub
                                            Senior Vice President and
                                             Chief Financial Officer