Form 10-K
period 1995-06-30
HARRIS CORP /DE/
filed 1995-09-08
CIK 202058

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1995            COMMISSION FILE NUMBER 1-3863

                               HARRIS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                           DELAWARE                                               34-0276860
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

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                   YES X   NO
     Indicate by check mark if disclosure of delinquent filers pursuant to
Section 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 31, 1995 is $2,222,850.00.

     The number of shares outstanding of the registrant's class of common stock, as of August 31, 1995 is 39,122,312.

                      DOCUMENTS INCORPORATED BY REFERENCE
                 Proxy Statement to be filed September 15, 1995
                   (Incorporated by Reference into Part III).

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

     The Company's four core businesses were carried out during fiscal 1995 through three business sectors and a subsidiary, which correspond to its business segments used for financial reporting purposes: Communications Sector, Semiconductor Sector, Lanier Worldwide, Inc. and Electronic Systems Sector. Harris structures its operations primarily around the markets it serves. Its operating divisions, which are the basic operating units, have been organized on the basis of technology and markets. For the most part, each operating division has its own marketing, engineering, manufacturing and service organizations. Reference is made to the Note Business Segments in the Notes to Financial Statements for further information with respect to business sectors and the subsidiary.

     Total sales in fiscal 1995 increased to $3.4 billion from $3.3 billion a year earlier. Total sales in the United States increased 3.1 percent, and international sales, which amounted to 30 percent of the corporate total, increased 3.5 percent. Net Income increased 38.2 percent to $154.5 million from $111.8 million. Results for fiscal 1994 included an $11.5 million after-tax charge resulting from the Company's write-off of securities received from the 1990 sale of a discontinued business and a $10.1 million one-time after-tax charge for a cumulative effect of a change in accounting principle.

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

     Electronic Systems Sector: engages in advanced research, and develops, designs and produces advanced information processing and communication systems and software for defense applications, air traffic control, avionics, satellite communications, space exploration, public safety, simulation, energy management, law enforcement, electronic systems testing, airports, and newspaper composition.

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

               NET SALES AND OPERATING PROFIT BY BUSINESS SEGMENT

                             (DOLLARS IN MILLIONS)

                                   NET SALES

           YEAR ENDED          COMMUNI-       SEMI-        LANIER      ELECTRONIC
             JUNE 30           CATIONS       CONDUCTOR    WORLDWIDE     SYSTEMS         TOTAL
     -----------------------  ----------     --------     --------     ----------     ---------
     1993...................    $544.2        $590.8      $ 922.0       $1,042.1      $ 3,099.1
     1994...................     628.2         635.3        943.7        1,128.9        3,336.1
     1995...................     724.8         658.7      1,024.8        1,035.8        3,444.1

                                OPERATING PROFIT

           YEAR ENDED        COMMUNI-     SEMI-      LANIER      ELECTRONIC  CORPORATE   INTEREST
             JUNE 30         CATIONS     CONDUCTOR   WORLDWIDE   SYSTEMS     EXPENSE     EXPENSE     TOTAL
     ----------------------- -------     -------     -------     -------     -------     -------     ------
     1993...................  $43.9       $44.4      $ 84.2      $ 98.9      $(41.7 )    $(59.9 )    $169.8
     1994...................   57.6        70.2        89.8       101.3       (67.1 )*    (58.3 )     193.5
     1995...................   68.5        83.0       105.7        95.5       (49.7 )     (65.4 )     237.6

---------------

*Corporate expense in 1994 includes a $17.8 million charge resulting from the write-off of securities received from the 1990 sale of a discontinued business.

COMMUNICATIONS

     The Communications Sector of the Company designs, manufactures, and sells products characterized by three principal communication technologies: telecommunications, including microwave products and systems, digital telephone switches, telephone test equipment and auxiliary telecommunication products; broadcast, including radio and television products and transmission systems; and two-way radio, including high-frequency (HF), very high frequency (VHF) and ultra-high frequency (UHF) products, and complete turnkey communication systems.

     Sales in fiscal 1995 for this business segment increased 15.4 percent to $724.8 million from $628.2 million. The sector recorded operating profit of $68.5 million, up from $57.6 million in fiscal 1994. The sector contributed 21 percent of Company sales in fiscal 1995 and 19 percent in fiscal 1994.

     The sector is a worldwide supplier of voice and data digital network switches and private-branch exchanges (PBXs) to long-distance carriers, utilities, corporations and government agencies.

     The sector also supplies telecommunication products and systems under the Dracon trademark, including telephone test systems and tools, ISDN terminal adapters and telephone-integrated voice-paging systems for a wide variety of in-plant applications.

     Under the Farinon trademark, the sector is the largest producer of low- and medium-capacity analog and digital microwave systems in North America.

     The sector is the largest supplier of radio and television broadcast transmission equipment and radio-studio equipment in the United States. The sector's products include radio and television transmitters, antennas, and audio, remote-control and video production systems. The sector is also a leading supplier of mobile broadcast units.

     This sector is a leading supplier of two-way HF, VHF and UHF radio equipment and offers a comprehensive line of products and systems for long- and short-distance communications. The sector also designs and installs turnkey communication systems involving a variety of communication technologies, including HF, VHF, microwave, fiber-optics and switching systems with command and control centers. The products are sold to commercial and government customers worldwide.

     Internationally, particularly in the developing and oil-producing nations, the sector designs, sells, installs and services communication systems involving radio and television broadcasting equipment and long- and short-range radios on both a product and a turnkey basis.

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

     The backlog of unfilled orders for this segment of Harris' business was $309 million at June 30, 1995, substantially all of which is expected to be filled during the 1996 fiscal year, compared with $300 million a year earlier.

SEMICONDUCTOR

     The Semiconductor Sector of the Company produces advanced analog, digital, power and mixed-signal integrated circuits and discrete semiconductors for data-acquisition, signal processing, logic and power applications that demand the highest levels of performance in terms of speed, precision, low power consumption and reliability, often in harsh environments.

     Sales in fiscal 1995 for this business segment increased 3.7 percent to $658.7 million from $635.3 million in fiscal 1994. The sector's operating profit was $83.0 million in fiscal 1995, compared with $70.2 milion in fiscal 1994. The sector contributed 19 percent of Company sales in fiscal 1995 and 1994.

     The sector produces discrete-power products, including MOS (metal oxide semiconductors) power devices, transistors, rectifiers, power control circuits and transient suppression products. The sector pioneered development of "intelligent-power" technology which permits the combination of analog, logic and power circuits on the same chip. Such products are widely used in automotive electronic systems, such as automotive ignition systems, anti-lock braking and engine control, and instrument display.

     The sector is a major supplier of devices which address the communications market through the provision of complex functions, including wireless, broadband and data conversion components. In addition, the sector is a leader in mixed-signal telecommunication line card applications, including SLICs (subscriber line interface circuits), CODECs (Coder/Decoder), and cross-point switches used in private-branch-exchange (PBX) systems and of other circuits for cellular communications, high resolution medical imaging, broadcast and interactive cable video and military radar systems.

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

     The backlog of unfilled orders for this segment of Harris' business was $354 million at June 30, 1995, substantially all of which is expected to be filled during the 1996 fiscal year, compared with $298 million a year earlier.

LANIER WORLDWIDE

     Lanier Worldwide, Inc. is a wholly-owned subsidiary of Harris which markets, sells, and services office equipment and business communication products on a global basis.

     Sales in fiscal 1995 for this business segment increased 8.6 percent to $1,024.8 million from $943.7 million in fiscal year 1994. Operating profit was $105.7 million, up from $89.8 million last year. Lanier Worldwide contributed 30 percent of Company sales in fiscal 1995 and 28 percent in 1994.

     Lanier Worldwide provides copying, dictation, continuous recording, facsimile systems and multi-functional devices, as new management solutions, facilities management operations and other services through a global network of direct sales and service centers and authorized dealers. Lanier Worldwide also leases certain of these products to customers on a short-term basis.

     Due to the nature of its business, backlog of unfilled orders is not considered significant to an understanding of this segment's business.

ELECTRONIC SYSTEMS

     The Electronic Systems Sector of Harris is composed of several operating divisions and is engaged in advanced research, development, design and production of advanced information processing and communication systems and sub-systems for government and commercial organizations in the United States and overseas. Applications of the sector's state-of-the-art technologies include air traffic control, avionics, communications, space exploration, energy management, electronics systems testing, newspaper composition and information management systems.

     The Electronic Systems Sector is a major supplier of advanced-technology and electronic systems to the United States Department of Defense, the Federal Aviation Administration, National Aeronautics and Space Administration, Federal Bureau of Investigation and other federal and local government agencies, aircraft manufacturers, airports, electric utilities, newspapers and publishing houses.

     Sales in fiscal 1995 for this business segment decreased 8.2 percent to $1,035.8 million from $1,128.9 million in fiscal 1994. Sales in fiscal 1994 included a computer systems business which was spun off to shareholders in fiscal 1995. Excluding the sales of this business in 1994, sales decreased 2.7 percent. Operating profit of $95.5 million decreased from $101.3 million in the previous year. This sector contributed 30 percent of Company sales in fiscal 1995 and 34 percent in 1994.

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

     The backlog of unfilled orders for this segment of Harris' business was $568 million at June 30, 1995, substantially all of which is expected to be filled during the 1996 fiscal year, compared with $530 million a year earlier.

INTERNATIONAL BUSINESS

     In fiscal 1995, sales of products exported from the United States or manufactured abroad were $1,016 million or 29.5 percent of the corporate total, compared with $982 million or 29.4 percent of the corporate total in fiscal 1994 and $877 million (28.3 percent) in fiscal 1993. Exports from the United States, principally to Europe and Asia, totalled $525 million or 51.6 percent of the international sales in fiscal 1995, $388 million or 39.5 percent of the international sales in fiscal 1994 and $295 million or 33.7 percent in fiscal 1993 of the international sales.

     Foreign operations represented 14.3 percent of consolidated net sales and
22.7 percent of consolidated total assets as of June 30, 1995. Electronic products and systems are produced principally in the United States and international electronic revenues are derived primarily from exports. Semiconductor assembly facilities are located in Malaysia and Ireland and electronic products assembly facilities are located in Canada and England.

     International marketing activities are conducted through subsidiaries which operate in Canada, Europe, Central and South America, Asia and Australia. Reference is made to Exhibit 21 "Subsidiaries of the Registrant" for further information regarding foreign subsidiaries.

     Harris utilizes indirect sales channels, including dealers, distributors and sales representatives, in the marketing and sale of some lines of equipment, both domestically and internationally. These independent representatives may buy for resale, or, in some cases, solicit orders from commercial or governmental customers for direct sales by Harris. Prices to the ultimate customer in many instances may be recommended or established by the independent representative and may be on a basis which is above or below the Company's list prices. Such independent representative generally receives a discount from the Company's list prices and may mark-up such prices in setting the final sales prices paid by the customer. During the fiscal year, orders came from a large number of foreign countries, no one of which accounted for as much as five percent of total orders.

     Certain of Harris' exports are paid for by letters of credit, with the balance either on open account or installment note basis. Advance payments, progress payments or other similar payments received prior to or upon shipment often cover most of the related costs incurred. Performance guarantees are generally required on significant foreign government contracts.

     The particular economic, social and political conditions for business conducted outside the United States differ from those encountered by domestic business. Management believes that the composite business risk for the international business as a whole is somewhat greater than that faced by its domestic operations as a whole. International business may subject the Company to, among other things: the laws and regulations of foreign governments relating to investments, operations, currency exchange controls, revaluations, taxes, and fluctuations of currencies; uncertainties as to local laws and enforcement of contract and intellectual property rights; and occasional requirements for onerous contract clauses; and, in certain areas, the risk of war, rapid changes in governments and economic and political policies, the threat of international boycotts and United States anti-boycott legislation. Nevertheless, in the opinion of management, these risks are offset by the diversification of the international business and the protection provided by letters of credit and advance payments.

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

COMPETITION; PRINCIPAL CUSTOMERS; BACKLOG

     The Company operates in highly competitive businesses that are sensitive to technological advances. While successful product and systems development is not necessarily dependent on total financial resources, some of Harris' competitors in each of the sectors of its business are larger and can maintain higher levels of expenditures for research and development than Harris. Harris concentrates in each of its sectors on the market opportunities which management believes are compatible with its overall technological capabilities and objectives. Principal competitive factors in these sectors are cost-effectiveness, product quality and reliability, service and ability to meet delivery schedules as well as, in international areas, the effectiveness of dealers.

     Sales to the U.S. government, which is the Company's only customer accounting for 10 percent or more of total sales, were 30.4 percent, 34.8 percent, and 35.7 percent of total sales in 1995, 1994 and 1993 respectively. It is not expected that Defense Department budget cutbacks will have a material effect on the profitability of the Company, due in part to the Company's efforts to diversify and reduce its reliance on defense contracts.

     Harris' backlog of unfilled orders was approximately $1.2 billion at June 30, 1995 and $1.1 billion at June 30, 1994. Substantially all of the backlog orders at June 30, 1995 are expected to be filled by June 30, 1996.

RESEARCH AND ENGINEERING

     Research and engineering expenditures by Harris totaled approximately $601 million in 1995, $624 million in 1994 and $564 million in 1993. Company-sponsored research and product development costs were $134 million in 1995, $128 million in 1994 and $121 million in 1993. The balance was funded by government and commercial customers. Company-funded research is directed to the development of new products and to building technological capability in selected semiconductor, communications and electronic systems areas. Government-funded research helps strengthen and broaden the technical capabilities of Harris in its areas of interest. Almost all of the decentralized operating divisions maintain their own engineering and new product development departments, with scientific assistance provided by advanced-technology departments.

     Harris holds numerous patents which it considers, in the aggregate, to constitute an important asset. However, it does not consider its business or any sector to be materially dependent upon any single patent or any group of related patents. The Company is engaged in a pro-active patent licensing program and has entered into a number of license agreements which generate royalty income. Although existing license agreements have generated income in past years and will do so in the future, there can be no assurances the Company will enter into additional income producing agreements.

ENVIRONMENTAL AND OTHER REGULATIONS

     The manufacturing facilities of Harris, in common with those of industry generally, are subject to numerous laws and regulations designed to protect the environment, particularly in regard to wastes and emissions. Harris has complied with these requirements and such compliance has not had a material adverse effect on its business or financial condition. Expenditures to protect the environment and to comply with current environmental laws and regulations over the next several years are not expected to have a material impact on the Company's competitive or financial position. If future laws and regulations contain more stringent requirements than presently anticipated, expenditures may be higher than the Company's present estimates of potential capital expenses.

     Waste treatment facilities and pollution control equipment have been installed to satisfy legal requirements and to achieve the Company's waste minimization and prevention goals. An estimated $.9 million was spent on environmental capital projects in fiscal 1995. The Company currently forecasts authorization for environmental-related capital projects totalling $1.2 million in fiscal 1996. Such amounts may increase in future years. The Company anticipates that capital expenditures may be required over the next several years for compliance costs under the new Clean Air Act; however, considerable uncertainty remains with regard to estimates of such capital expenditures because the regulations have not yet been issued.

EMPLOYEES

     As of June 30, 1995, Harris had approximately 26,600 employees.

ITEM 2.  PROPERTIES

     Harris operates approximately 29 plants and approximately 400 offices in the United States, Canada, Europe, Central and South America, Asia and Australia consisting of about 7.0 million square feet of manufacturing, administrative, engineering and office facilities that are owned and about 3.5 million square feet of sales, office and manufacturing facilities that are leased. The leased facilities are occupied under leases for terms ranging from one year to 30 years, a majority of which can be terminated or renewed at no longer than five-year intervals at Harris' option. The location of the principal manufacturing plants owned by the Company in the United States and the sectors which utilize such plants are as follows: Electronic Systems -- Malabar, Melbourne and Palm Bay, Florida; Semiconductor -- Palm Bay, Florida; Findlay, Ohio; and Mountaintop, Pennsylvania; Communications -- Novato and San Carlos, California; Quincy, Illinois; and Rochester, New York; and Lanier Worldwide -- Atlanta, Georgia. Harris considers its facilities to be suitable and adequate for the purposes for which they are used.

     As of June 30, 1995, the following facilities were in productive use by
Harris:

                                                        SQ. FT. TOTAL  SQ. FT. TOTAL
              SECTOR                   FUNCTION             OWNED         LEASED
              ------                   --------         -------------  -------------
     Electronic Systems          Office/Manufacturing      2,866,000       457,000
     Semiconductor               Office/Manufacturing      2,067,000        52,000
     Communications              Office/Manufacturing        750,000       628,000
     Lanier Worldwide            Office/Manufacturing        144,000       592,000

     OTHER
     Corporate                   Offices                   1,188,000       121,000
     Sales/Service               Offices                      13,700     1,690,000
                                                          ----------    ----------
          TOTALS                                           7,028,700     3,540,000

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, as a normal incident of the nature and kind of business in which the Company is engaged, various claims or charges are asserted and litigation commenced against the Company arising from or related to product liability; patents, trademarks, or trade secrets; breach of warranty; antitrust; distribution; or contractual relations. Claimed amounts may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court awards. In the opinion of management, final judgments, if any, which might be rendered against the Company in such litigation are reserved against or would not have a material adverse effect on the financial position or the business of the Company as a whole.

     The Company may from time to time be, either individually or in conjunction with other major U.S. manufacturers or defense contractors, the subject of U.S. government investigations for alleged criminal or civil violations of procurement or other federal laws. No criminal charges are presently known to be filed against the Company and the Company is unable to predict the outcome of such investigations or to estimate the amounts of claims or other actions that could be instituted against it, its officers or employees as a result of such investigations. Under present government procurement regulations, indictment could result in a government contractor, such as the Company, being suspended or debarred from eligibility for awards of new government contracts for up to three years. In addition, the Company's foreign export control licenses could be suspended or revoked. The Company is currently involved in various investigations and is cooperating with the representatives of the responsible government agencies. Management does not believe that the outcome of these investigations will have any material adverse effect on the financial position or the business of the Company as a whole.

     In addition, the Company is subject to numerous federal and state environmental laws and regulatory requirements and is involved from time to time in investigations or litigation of various potential environmental issues concerning the ongoing conduct of its facilities or the remediation as a result of past activities. The Company from time to time receives notices from the United States Environmental Protection Agency and equivalent state environmental agencies that it is a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the "Superfund Act") and/or equivalent state legislation. Such notices assert potential liability for cleanup costs of various sites, most of which are non-Company owned treatment or disposal sites, allegedly containing hazardous substances attributable to the Company from past operations. The Company has been named as a PRP at only 14 such sites, excluding sites as to which the Company's records disclose no involvement or as to which the Company's liability has been finally determined; the Company expects to resolve most of such exposures on a de minimis basis. The Company is also occasionally a defendant in "toxic tort" litigation involving alleged personal injury or property damage claims resulting from past hazardous waste management practices. In the opinion of management, any payments the Company may be required to make as a result of these claims will not have a material adverse effect on the financial condition or the business of the Company as a whole.

     In August 1991, PLS, Inc., a California software company, filed suit against the Company in California Superior Court for San Diego County alleging fraud, breach of contract and other charges in connection with a license agreement the Company had transferred in January 1990 to a third party, which thereafter filed for bankruptcy protection. In December 1992, the jury returned a verdict in favor of the plaintiff. In May 1993, the court reduced the jury award and entered judgment against the Company for $13,379,000 in compensatory damages and $53,424,700 in punitive damages, together with interest and costs of suit. The Company posted a bond to stay enforcement of the judgment and filed a notice of appeal with the California Court of Appeal. The Company is vigorously pursuing its appeal. All appellate briefs have been filed and a decision is expected mid-calendar year 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF SEPTEMBER 1, 1995.* (SEE ALSO ITEM 10 OF PART III).

                                         EXECUTIVE                BUSINESS EXPERIENCE DURING
         NAME           AGE             OFFICE HELD                     PAST FIVE YEARS
         ----           ---             -----------               --------------------------
Phillip W. Farmer        57      Chairman, President and     Chairman of the Board and Chief
                                   Chief Executive Officer     Executive Officer since July, 1995.
                                                               President since April, 1993. Chief
                                                               Operating Officer 1993-95.
                                                               Executive Vice President and Acting
                                                               President -- Semiconductor Sector,
                                                               1991 to 1993. President --
                                                               Electronic Systems Sector, 1989 to
                                                               1991. Senior Vice President --
                                                               Sector Executive, 1988 to 1989.
                                                               Vice President -- Palm Bay
                                                               Operations, 1986 to 1988. Vice
                                                               President -- General Manager,
                                                               Government Support Systems
                                                               Division, 1982 to 1986. Director
                                                               since 1993.
Wesley E. Cantrell       60      President and               President and Chief Executive
                                   Chief Executive Officer     Officer, Lanier Worldwide, Inc.
                                   Lanier Worldwide, Inc.      since March, 1987. Senior Vice
                                                               President -- Sector Executive,
                                                               Lanier Business Products Sector,
                                                               1985 to 1987. President, Lanier
                                                               Business Products, 1977 to 1987.
                                                               Executive Vice President and
                                                               National Sales Manager, Lanier
                                                               Business Products, 1972 to 1977.
                                                               Vice President, Lanier Business
                                                               Products, 1966 to 1972. Employed by
                                                               Lanier Business Products since
                                                               1955.
John C. Garrett          52      President -- Semiconductor  President -- Semiconductor Sector
                                   Sector                      since April, 1993. Formerly
                                                               Executive Vice President,
                                                               Industrial Business, Square D
                                                               Company 1987 to 1993, and various
                                                               general management assignments with
                                                               General Electric Company 1964 to
                                                               1987.

---------------

*This listing identifies the executive officers of the Company, as defined pursuant to the Securities Exchange Act of 1934, as well as all other corporate officers.

                                         EXECUTIVE                BUSINESS EXPERIENCE DURING
         NAME           AGE             OFFICE HELD                     PAST FIVE YEARS
         ----           ---             -----------               --------------------------
Allen S. Henry           55      President -- Electronic     President -- Electronic Systems
                                   Systems Sector              Sector since June, 1991. Vice
                                                               President -- General Manager,
                                                               Government Communication Systems
                                                               Division, 1989 to 1991. Vice
                                                               President -- Programs, Aerospace
                                                               Systems Division, 1985 to 1989.
                                                               Vice President -- Engineering,
                                                               Aerospace Systems Division, 1983 to
                                                               1985. Vice President --
                                                               Engineering, Electronic Systems
                                                               Division, 1980 to 1983. Director --
                                                               Engineering, Electronic Systems
                                                               Division, April to December 1980.
                                                               Employed by Harris since 1972.
Guy W. Numann            63      President --                President -- Communications Sector
                                   Communications Sector       since August, 1989. Senior Vice
                                                               President -- Sector Executive, 1984
                                                               to 1989. Vice President -- Group
                                                               Executive, RF Communications Group,
                                                               1983 to 1984. Vice President --
                                                               General Manager, RF Communications
                                                               Division, 1974 to 1983. Vice
                                                               President -- Engineering, RF
                                                               Communications Division, 1970 to
                                                               1974.
Bryan R. Roub            54      Senior Vice President --    Senior Vice President -- Finance
                                   Chief Financial Officer     since July, 1984. Formerly with
                                                               Midland-Ross Corporation in the
                                                               capacities of Executive Vice
                                                               President -- Finance, 1982 to 1984;
                                                               Senior Vice President, 1981 to
                                                               1982; Vice President and
                                                               Controller, 1977 to 1981; and
                                                               Controller, 1973 to 1977.
Robert E. Sullivan       63      Senior Vice President --    Senior Vice President --
                                   Administration              Administration since September,
                                                               1986. Formerly Senior Vice
                                                               President -- Finance and
                                                               Administration at Harris Graphics
                                                               Corporation, 1983 to 1986. Vice
                                                               President -- Controller at Harris,
                                                               1981 to 1983 and various management
                                                               positions, including Vice President
                                                               -- Treasurer, 1971 to 1981.

                                         EXECUTIVE                BUSINESS EXPERIENCE DURING
         NAME           AGE             OFFICE HELD                     PAST FIVE YEARS
         ----           ---             -----------               --------------------------
Richard L. Ballantyne    55      Vice President -- General   Vice President -- General Counsel and
                                   Counsel and Secretary       Secretary since November, 1989.
                                                               Formerly Vice President -- General
                                                               Counsel and Secretary, Prime
                                                               Computer, Inc., 1982 to 1989.
W. Peter Carney          63      Vice President --           Vice President -- Corporate Relations
                                   Corporate Relations         since October, 1987. Director --
                                                               Corporate Communications, 1981 to
                                                               1987.
James L. Christie        43      Vice President --           Vice President -- Internal Audit
                                   Internal Audit              since August, 1992. Director --
                                                               Internal Audit, 1986 to 1992.
                                                               Formerly Director -- Internal Audit
                                                               and Division Controller at Harris
                                                               Graphics Corporation, 1985 to 1986.
                                                               Various corporate and division
                                                               financial positions at Harris, 1978
                                                               to 1985.
Robert W. Fay            48      Vice President --           Vice President -- Controller since
                                   Controller                  January, 1993. Acting Vice
                                                               President -- Controller,
                                                               Semiconductor Sector, 1991 to 1993.
                                                               Vice President -- Treasurer, 1988
                                                               to 1993. Treasurer, 1985 to 1988.
                                                               Director -- Financial Operations,
                                                               Semiconductor Sector, 1984 to 1985.
                                                               Controller -- Bipolar Digital
                                                               Semiconductor Division, 1981 to
                                                               1984. Manager -- Corporate Finance
                                                               and Cash Management, 1978 to 1981.
Nick E. Heldreth         53      Vice President --           Vice President -- Human Resources
                                   Human Resources             since June, 1986. Formerly Vice
                                                               President -- Personnel and
                                                               Industrial Relations, Commercial
                                                               Products Division, Pratt & Whitney
                                                               and various related assignments
                                                               with
                                                               United Technologies Corporation,
                                                               1974 to 1986.
Herbert N. McCauley      62      Vice President --           Vice President -- Information
                                   Information Management      Management since August, 1980.
                                                               Director -- Management Information
                                                               Systems, 1976 to 1980.

                                         EXECUTIVE                BUSINESS EXPERIENCE DURING
         NAME           AGE             OFFICE HELD                     PAST FIVE YEARS
         ----           ---             -----------               --------------------------
Ronald R. Spoehel        37     Vice President --            Vice President -- Corporate
                                  Corporate Development        Development since October, 1994.
                                                               Formerly, Senior Vice President,
                                                               ICF Kaiser International, Inc., in
                                                               various general management
                                                               assignments including member of the
                                                               office of the chairman, chief
                                                               financial officer, and treasurer,
                                                               1990 to 1994; and, Vice President,
                                                               Investment Banking, Lehman Brothers
                                                               (formerly Shearson Lehman Hutton
                                                               Inc.), 1985 to 1990.
David S. Wasserman       52     Vice President -- Treasurer  Vice President -- Treasurer since
                                                               January, 1993. Vice President --
                                                               Taxes 1987 to 1993. Formerly Senior
                                                               Vice President, Midland-Ross
                                                               Corporation, 1979 to 1987.

     There is no family relationship between any of the Company's executive officers or directors. All of the Company's executive officers are elected by and serve at the pleasure of the Board of Directors.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Harris Corporation Common Stock, par value $1 per share (the "Common Stock"), is listed on the New York Stock Exchange, Inc. and is also traded on the Boston, Chicago, Philadelphia and Pacific Stock Exchanges and through the Intermarket Trading System. As of August 31, 1995, there were 9,845 holders of record of the Common Stock.

     The high and low closing prices as reported in the consolidated transaction reporting system and the dividends paid on the Common Stock for each quarterly period in the last two fiscal years are reported below:

                                               PER SHARE AMOUNTS (IN DOLLARS)
                                  --------------------------------------------------------
                                                       QUARTERS ENDED
                                  --------------------------------------------------------
                                    9-30-94       12-31-94        3-31-95        6-30-95         TOTAL
                                  -----------    -----------    -----------    -----------    -----------
Fiscal 1995
  Dividends...................       $.31           $.31           $.31           $.31           $1.24
  Stock Prices (high/low).....    49 1/8-41 3/8   48 7/8-38     48 3/8-40 1/2  53 3/8-46 3/8

                                    9-30-93       12-31-93        3-31-94        6-30-94         TOTAL
                                  -----------    -----------    -----------    -----------    -----------
Fiscal 1994
  Dividends...................       $.28           $.28           $.28           $.28           $1.12
  Stock prices (high/low).....    43 3/4-36 3/8  47 3/8-41 1/2   52 1/4-44      49-41 3/4

     In August, 1995, the directors declared a quarterly cash dividend of 34 cents per share. The Company has paid cash dividends in every year since 1941.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes selected financial information of Harris Corporation and its subsidiaries for each year during the five year period ended June 30, 1995. This table should be read in conjunction with other financial information of Harris, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and financial statements included elsewhere herein.

                                              (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                         YEAR ENDED JUNE 30
                                    ------------------------------------------------------------
                                      1995         1994         1993         1992         1991
                                    --------     --------     --------     --------     --------
   Net sales.....................   $3,444.1     $3,336.1     $3,099.1     $3,004.0     $3,040.1
   Income from continuing
     operations before
     extraordinary item and
     cumulative effect of change
     in accounting principle.....      154.5        121.9        111.1         87.5         19.5
   Discontinued operations.......         --           --           --         (9.3)          --
   Extraordinary loss from early
     retirement of debt..........         --           --           --         (3.0)          --
   Cumulative effect of change in
     accounting principle........         --        (10.1)          --           --           --
   Net income....................      154.5        111.8        111.1         75.2         19.5
   Per share data:
     Income from continuing
        operations before
        extraordinary item and
        cumulative effect of
        change in accounting
        principle................       3.95         3.07         2.82         2.24          .50
     Discontinued operations.....         --           --           --         (.24)          --
     Extraordinary loss..........         --           --           --         (.08)          --
     Cumulative effect of
        accounting change........         --         (.25)          --           --           --
     Net income..................       3.95         2.82         2.82         1.92          .50
     Cash dividends..............       1.24         1.12         1.04         1.04         1.04
   Net working capital...........      755.4        893.6        792.5        768.9        643.0
   Total assets..................    2,836.0      2,677.1      2,542.0      2,483.8      2,485.8
   Long-term debt................      475.9        661.7        612.0        612.5        563.3

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The information in this review, along with Business Segment data shown on page 2, reflects the Company's continuing operations.

RESULTS OF OPERATIONS

FISCAL 1995 COMPARED WITH 1994 -- Sales in fiscal 1995 increased 3 percent while income before cumulative effect of change in accounting principle increased 27 percent. Income for 1994 included a $17.8 million charge ($11.5 million after income taxes) for the Corporation's write-off of securities received from a prior-year sale of a discontinued business.

     Semiconductor segment sales increased 4 percent despite a significant decline in defense business. Strong sales of commercial products more than offset the decline in military shipments. The segment reported a 37 percent increase in net income for the year. Segment earnings benefited from increased sales of core commercial products, continuing improvements in operating margins, and increased patent royalty income. These increases were partially offset by reduced gains from the ongoing sales of investment securities.

     Communications segment sales increased 15 percent and net income increased 19 percent. The increase in sales and earnings resulted from growth in the segment's radio communications, broadcast equipment, and telecommunication systems businesses. Domestic sales were up sharply for the year and international sales were maintained despite economic disruptions in certain major markets such as Mexico.

     Sales in the Lanier Worldwide segment increased 9 percent while net income increased 27 percent. Sales were strong in both domestic and international markets. Segment earnings benefited from the increased profitability of Lanier's European and other international operations.

     Electronic Systems sales and net income decreased 8 and 12 percent, respectively. Prior-year results included a computer systems business which was spun off to shareholders in the first quarter of fiscal 1995. Excluding the computer systems business from fiscal 1994 results, sales and net income decreased 3 and 9 percent, respectively. Segment results were adversely impacted by lower sales to the U.S. Government and by delays in shipments of a new energy management system.

     Cost of sales, rentals, and services as a percentage of sales decreased to
67.6 percent from 68.2 percent in the prior year. Continuing margin improvement in the Semiconductor and Communications segments was offset in part by a higher cost ratio in the Electronic Systems segment. Engineering, selling, and administrative expenses as a percentage of sales were 24.3 percent in fiscal 1995, compared to 24.9 percent in the prior year. Electronic Systems segment operating expenses were sharply lower due to cost reduction efforts begun in the second quarter of fiscal 1995. Corporation-sponsored research and development expenditures were 4.9 percent more than the previous year's expenditures.

     Interest income and interest expense were higher in fiscal 1995 due to higher interest rates. "Other-net" expense was higher in fiscal 1995 because 1994 included a $15.6 million gain from the sale of a facility.

     The provision for income taxes in fiscal 1995 was 35.0 percent of income before income taxes compared to 37.0 percent in fiscal 1994. The lower rate in fiscal 1995 resulted from increased tax benefits associated with foreign income.

CAPITAL EXPENDITURES -- Expenditures for land, buildings, and equipment totaled $140 million in 1995, up from $117 million in the prior year. In addition, during fiscal 1995, $65 million was invested in equipment for rental to customers, up from $51 million invested in the prior year. Substantially all of this investment in rental equipment is related to Lanier Worldwide products.

FISCAL 1994 COMPARED WITH 1993 -- Sales in fiscal 1994 increased 8 percent, while income before cumulative effect of change in accounting principle increased 10 percent. Income from operations for 1994 included a $17.8 million charge ($11.5 million after income taxes) for the Company's write-off of securities received from a prior-year sale of a discontinued business.

     Semiconductor segment sales increased 8 percent while net income was up 85 percent. Strong sales and earnings of commercial products more than offset a decline in military shipments. In 1994, the segment took actions to streamline its manufacturing operations as a response to declining military-related sales. Segment profit margins increased in 1994 due to ongoing cost reduction programs and a larger mix of higher-value products. Results for the year included an after-tax charge of $12.1 million to establish reserves for restructuring actions completed during fiscal 1995. Restructuring actions resulted primarily from a decision to close a facility in Singapore and related employee-termination costs. Restructuring charges were partially offset by an after-tax gain of $9.9 million from the sale of a fabrication facility. The sale of this facility will not materially impact segment operations. Segment net income in both years also includes comparable gains from ongoing sales of investment securities.

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

CAPITAL EXPENDITURES -- Expenditures for land, buildings, and equipment totaled $117 million in 1994, up from $95 million in the prior year. In addition, during fiscal 1994, $51 million was invested in equipment for rental to customers, down from $54 million invested in the prior year. Substantially all of this investment in rental equipment is related to Lanier Worldwide products.

FINANCIAL CONDITION

     Cash Position. At June 30, 1995, cash, and cash equivalents totaled $119 million, a decrease from $139 million at June 30, 1994. Marketable securities were $22 million at June 30, 1995.

     Receivables, Unbilled Costs, and Inventories. Notes and accounts receivable amounted to $824 million at June 30, 1995, compared to $798 million a year earlier. Unbilled costs and inventories increased $37 million over the prior year to $870 million. The increase in these accounts is proportionate to the increase in revenues.

     Borrowing Arrangements. The Company has available $500 million under revolving credit agreements until May 1, 2000. Under these agreements, $160 million was outstanding at June 30, 1995. In addition, the Company has $143 million in open bank credit lines, of which $106 million was available at June 30, 1995.

     Capitalization. At June 30, 1995, debt totaled $646 million, representing
34.1 percent of total capitalization (defined as the sum of total debt plus shareholders' equity). A year earlier, debt of $683 million was 36.5 percent of total capitalization. Year-end long-term debt included $150 million of 10 3/8 percent debentures due 2018, $300 million of notes payable to banks and insurance companies and $26 million of other long-term debt.

     In 1995, the Company issued 484,937 shares of the Common Stock to employees under the terms of the Company's stock purchase, option and incentive plans.

     The Company expects to maintain operating ratios, fixed-charge coverages, and balance-sheet ratios sufficient for retention of its present debt ratings.

     Retirement Plans. Retirement benefits for substantially all of the Company's employees are provided primarily through a retirement plan having profit-sharing and savings elements. The Company also has non-contributory defined-benefit pension plans. All obligations under the Company's retirement plans have been fully funded by the Company's contributions, the provision for which totaled $71 million during the 1995 fiscal year. The Company provides limited health-care benefits to retirees who have 10 or more years of service. In 1994, the Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions." The implementation of this accounting standard resulted in a one-time after-tax charge of $10.1 million. The ongoing impact of this accounting standard is not expected to have a material effect in future years.

     Impact of Foreign Exchange. Approximately 80 percent of the Company's international business is transacted in local currency environments. The impact of translating the assets and liabilities of these operations to U.S. dollars is included as a component of Shareholders' Equity. At June 30, 1995, the cumulative translation adjustment reduced Shareholders' Equity by $10 million compared to a reduction of $22 million at June 30, 1994.

     The Company utilizes exchange rate agreements with customers and suppliers and foreign currency hedging instruments to minimize the currency risks of international transactions. Gains and losses resulting from currency rate fluctuations did not have a material effect on the Company's result in 1995, 1994, or 1993.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item, with respect to Directors of the Company, is incorporated herein by reference to the Company's Proxy Statement to be filed September 15, 1995. See also pages 8 through 11 of Part I above.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item, with respect to compensation of Directors and Executive Officers of the Company, is incorporated herein by reference to the Company's Proxy Statement to be filed September 15, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference to the Company's Proxy Statement to be filed September 15, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fiscal year ended June 30, 1995, there existed no relationships and there were no transactions reportable under this Item.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report:

                                                                                         PAGE
         (1) Financial Statements:
              Consolidated Statement of Income -- Years ended June 30, 1995, 1994
               and 1993...........................................................        23
              Consolidated Statement of Retained Earnings --
                Years ended June 30, 1995, 1994 and 1993..........................        23
              Consolidated Balance Sheet -- June 30, 1995 and 1994................        24
              Consolidated Statement of Cash Flows --
                Years ended June 30, 1995, 1994 and 1993..........................        25
              Notes to Financial Statements.......................................        26
         (2) Financial Statement Schedules:
              For each of the three years in the period ended June 30, 1995.
                   Schedule II -- Valuation and Qualifying Accounts...............        33

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

                *(c) Harris Corporation Stock Incentive Plan is incorporated herein by reference to Exhibit 10(c) of the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

                *(d) Harris Corporation 1981 Stock Option Plan for Key Employees is incorporated herein by reference to Exhibit 10(d) of the Company's Annual Report on Form 10-K for the year ended June 30, 1991.

                *(e) Lanier Worldwide, Inc. Key Contributor Bonus Plan.

                *(f) Lanier Worldwide, Inc. Long-Term Incentive Plan for Key Employees.

                *(g) Harris Corporation Retirement Plan.

                *(h) Harris Corporation Supplemental Executive Retirement Plan is incorporated by reference to Exhibit 10(h) of the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

                 (h)(i) Amendment to Harris Corporation Supplemental Executive Retirement Plan.

                *(i) Lanier Worldwide, Inc. Pension Plan is incorporated herein by reference to Exhibit 10(i) of the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

                *(j) Lanier Worldwide, Inc. Savings Incentive Plan is incorporated herein by reference to Exhibit 10(j) of the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

                *(k) Lanier Worldwide, Inc. Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit 10(k) of the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

                *(l) Directors Retirement Plan is incorporated herein by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended June 30, 1990.

          (11) Statement regarding computation of net income per share.

          (12) Ratio of Earning to Fixed Charges.

          (21) Subsidiaries of the Registrant.

          (23) Consent of Ernst & Young LLP.

          (27) Financial Data Schedule.

     (b) Reports on Form 8-K.

          No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 1995.

------------------
*Management contract or compensatory plan or arrangement.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            HARRIS CORPORATION
                                            (Registrant)
Dated: September 8, 1995

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

               SIGNATURE                               TITLE                         DATE
---------------------------------------------------------------------------    ----------------
/s/  PHILLIP W. FARMER                  Chairman of the Board, President
     Phillip W. Farmer                    and Chief Executive Officer
                                          (Principal Executive Officer)
/s/  BRYAN R. ROUB                      Senior Vice President -- Chief
     Bryan R. Roub                        Financial Officer
                                          (Principal Financial Officer)
/s/  ROBERT W. FAY                      Vice President -- Controller
     Robert W. Fay                        (Principal Accounting Officer)
/s/  ROBERT CIZIK                       Director
     Robert Cizik
/s/  LESTER E. COLEMAN                  Director
     Lester E. Coleman
/s/  RALPH D. DENUNZIO                  Director

                                                           September 8, 1995

     Ralph D. DeNunzio
/s/  JOSEPH L. DIONNE                   Director
     Joseph L. Dionne
/s/  C. JACKSON GRAYSON, JR.            Director
     C. Jackson Grayson, Jr.
/s/  JOHN T. HARTLEY                    Director
     John T. Hartley
/s/  KAREN KATEN                        Director
     Karen Katen
/s/  WALTER F. RAAB                     Director
     Walter F. Raab
/s/  ALEXANDER B. TROWBRIDGE            Director
     Alexander B. Trowbridge

                          ANNUAL REPORT ON FORM 10-K



                                    ITEM 8

                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           YEAR ENDED JUNE 30, 1995



                              HARRIS CORPORATION

                              MELBOURNE, FLORIDA

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Harris Directors and Shareholders:

     We have audited the accompanying consolidated balance sheet of Harris Corporation and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended June 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harris Corporation and subsidiaries at June 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in the Accounting Change note to the financial statements, effective July 1, 1993, the Corporation changed its method of accounting for postretirement benefits other than pensions.

                                            ERNST & YOUNG LLP

Orlando, Florida
July 27, 1995

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF INCOME
                                                                         Years ended June 30
-------------------------------------------------------------------------------------------------------
In millions except per share amounts                               1995         1994         1993
-------------------------------------------------------------------------------------------------------
REVENUE
Revenue from product sales and rentals                            $3,032.2     $2,972.0     $2,739.2
Revenue from services                                                411.9        364.1        359.9
Interest                                                              36.8         33.3         34.2
-------------------------------------------------------------------------------------------------------
                                                                   3,480.9      3,369.4      3,133.3
COSTS AND EXPENSES
Cost of product sales and rentals                                  2,075.9      2,055.7       1,872.7
Cost of services                                                     252.6        219.1         213.3
Engineering, selling, and administrative expenses                    835.8        830.8         822.2
Interest                                                              65.4         58.3          59.9
Write-off of securities                                                  -         17.8             -
Other-net                                                             13.6         (5.8)         (4.6)
-------------------------------------------------------------------------------------------------------
                                                                   3,243.3      3,175.9       2,963.5
-------------------------------------------------------------------------------------------------------
Income before income taxes                                           237.6        193.5         169.8
Income taxes                                                          83.1         71.6          58.7
-------------------------------------------------------------------------------------------------------
Income before cumulative effect of change
  in accounting principle                                            154.5        121.9         111.1
Cumulative effect of change in accounting principle -
  net of income taxes                                                    -        (10.1)            -
-------------------------------------------------------------------------------------------------------
Net income                                                        $  154.5     $  111.8      $  111.1
=======================================================================================================
Income per share:
  Before cumulative effect of change in accounting principle         $3.95        $3.07         $2.82
  Cumulative effect of change in accounting principle                    -         (.25)            -
-------------------------------------------------------------------------------------------------------
Net income per share                                                 $3.95        $2.82         $2.82
=======================================================================================================

Consolidated Statement of Retained Earnings
                                                                         Years ended June 30
-------------------------------------------------------------------------------------------------------
In millions except per share amounts                               1995         1994         1993
-------------------------------------------------------------------------------------------------------
Balance at beginning of year                                        $943.1       $906.7        $836.4
Net income for the year                                              154.5        111.8         111.1
Cash dividends ($1.24 per share in 1995,
  $1.12 per share in 1994 and $1.04 per share in 1993)               (48.2)       (44.2)        (40.8)
Non-cash dividend                                                    (55.2)           -             -
Treasury stock retired                                               (24.8)       (31.2)            -
-------------------------------------------------------------------------------------------------------
Balance at end of year                                              $969.4       $943.1        $906.7
=======================================================================================================

See Notes to Financial Statement

                                                        Harris Corporation

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
                                                                                June 30
-----------------------------------------------------------------------------------------------------
In millions                                                                1995             1994
-----------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                 $ 119.3          $ 139.1
Marketable securities                                                        22.3                -
Receivables                                                                 657.1            647.2
Unbilled costs and accrued earnings on fixed-price contracts                374.9            369.7
Inventories                                                                 494.9            463.1
Deferred income taxes                                                       142.2             79.2
-----------------------------------------------------------------------------------------------------
      Total current assets                                                1,810.7          1,698.3

OTHER ASSETS
Plant and equipment                                                         581.0            551.3
Notes receivable-net                                                        166.6            151.1
Intangibles resulting from acquisitions                                     166.6            166.0
Other assets                                                                111.1            110.4
-----------------------------------------------------------------------------------------------------
                                                                         $2,836.0         $2,677.1
=====================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt                                                           $  37.7          $  19.8
Trade accounts payable                                                      168.7            184.5
Compensation and benefits                                                   193.4            188.5
Other accrued items                                                         168.4            164.9
Advance payments by customers                                                89.4             59.7
Unearned leasing and service income                                         174.6            129.3
Income taxes                                                                 90.5             57.0
Current portion of long-term debt                                           132.6              1.0
-----------------------------------------------------------------------------------------------------
      Total current liabilities                                           1,055.3            804.7

OTHER LIABILITIES
Deferred income taxes                                                        56.0             22.7
Long-term debt                                                              475.9            661.7

SHAREHOLDERS' EQUITY
Preferred Stock, without par value:
  1,000,000 shares authorized; none issued
Common Stock, $1.00 par value:
  100,000,000 shares authorized; issued and outstanding
  38,877,019 shares in 1995 and 39,298,118 shares in 1994                    38.9             39.3
Other capital                                                               240.3            230.3
Retained earnings                                                           969.4            943.1
Net unrealized gain on securities available for sale                         12.2                -
Unearned compensation                                                        (1.7)            (3.2)
Cumulative translation adjustments                                          (10.3)           (21.5)
-----------------------------------------------------------------------------------------------------
      Total shareholders' equity                                          1,248.8          1,188.0
-----------------------------------------------------------------------------------------------------
                                                                         $2,836.0         $2,677.1
=====================================================================================================

See Notes to Financial Statements.

Harris Corporation

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                        Years ended June 30
------------------------------------------------------------------------------------------------------
In millions                                                        1995           1994          1993
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Income before cumulative effect of change in
    accounting principle                                          $154.5         $121.9        $111.1
  Adjustments to reconcile income to net cash provided by
    operating activities:
    Depreciation                                                   155.0          145.7         150.0
    Amortization                                                    10.3            7.7           7.3
    Non-current deferred income taxes                               33.3           12.1         (27.8)
  Changes in assets and liabilities:
    Receivables                                                    (49.5)         (43.6)          8.0
    Unbilled costs and inventories                                 (53.4)         (67.4)        (58.1)
    Trade payables and accrued liabilities                          (1.0)          39.7         (18.8)
    Advance payments and unearned income                            76.0           12.9           7.8
    Income taxes                                                   (35.9)         (33.6)         50.6
  Other                                                              (.3)         (22.3)        (20.8)
------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                 289.0          173.1         209.3

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for acquired business                                      -              -         (25.9)
  Capital expenditures-net of normal disposals                    (194.5)        (134.9)       (137.1)
------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                    (194.5)        (134.9)       (163.0)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                                         750.0          302.7         362.1
  Payments of borrowings                                          (787.8)        (267.1)       (373.7)
  Cash dividends                                                   (56.6)         (44.2)        (40.8)
  Purchase of Common Stock for treasury                            (29.8)         (36.7)            -
  Proceeds from sale of Common Stock                                 8.6           13.5          10.3
------------------------------------------------------------------------------------------------------
         Net cash used in financing activities                    (115.6)         (31.8)        (42.1)
------------------------------------------------------------------------------------------------------
Effect of translation on cash and cash equivalents                   1.3            1.0           3.3
------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (19.8)           7.4           7.5
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       139.1          131.7         124.2
------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                            $119.3         $139.1        $131.7
======================================================================================================

See Notes to Financial Statements.

                                      25
                                                              Harris Corporation

Notes to Financial Statements

SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION-The consolidated financial statements include the accounts of the Corporation and its subsidiaries. Significant intercompany transactions and accounts have been eliminated.

CASH EQUIVALENTS-Cash equivalents are temporary cash investments with a maturity of three months or less when purchased. These investments include accrued interest and are carried at the lower of cost or market.

MARKETABLE SECURITIES-Marketable securities are stated at fair value, with the unrealized gains and losses, net of tax, included as a separate component of shareholders' equity. Realized gains and losses from marketable securities are determined using the specific identification method.

INVENTORIES-Inventories are priced at the lower of cost (determined by average and first-in, first-out methods) or market.

PLANT AND EQUIPMENT-Plant and equipment is carried on the basis of cost. Depreciation of buildings, machinery and equipment is computed by straight-line and accelerated methods. The estimated useful lives of buildings range between 5 and 50 years. The estimated useful lives of machinery and equipment range between 3 and 10 years. Depreciation of rental equipment is computed by the straight-line method using estimated useful lives between 3 and 5 years.

INTANGIBLES-Intangibles resulting from acquisitions are being amortized by the straight-line method principally over 40 years. Recoverability of intangibles is assessed using estimated undiscounted cash flows of related operations.

INCOME TAXES-The Corporation follows the liability method of accounting for income taxes.

REVENUE RECOGNITION-Revenue is recognized from sales other than on long-term contracts when a product is shipped, from rentals as they accrue, and from services when performed. Revenue on long-term contracts is accounted for principally by the percentage-of-completion method whereby income is recognized based on the estimated stage of completion of individual contracts. Unearned income on service contracts is amortized by the straight-line method over the term of the contracts.

FUTURES AND FORWARD CONTRACTS-Gains and losses on futures and forward contracts that qualify as hedges are deferred and recognized as an adjustment of the carrying amount of the hedged asset or liability or anticipated transaction.

RETIREMENT BENEFITS-The Corporation and its subsidiaries provide retirement benefits to substantially all employees primarily through a retirement plan having profit-sharing and savings elements. Contributions by the Corporation to the retirement plan are based on profits and employees' savings with no other funding requirements. The Corporation may make additional contributions to the fund at its discretion. The Corporation also has non-contributory defined-benefit pension plans which are fully funded.
  Retirement benefits also include an unfunded limited health-care plan for U.S.-based retirees. In 1994, the Corporation began accruing the estimated cost of retiree medical benefits during an employee's active service life. The Corporation previously expensed the cost of these benefits on a pay-as-you-go basis.

UNEARNED COMPENSATION-Compensation resulting from performance shares granted under the Corporation's long-term incentive plan is amortized to expense over the vesting period of the performance shares and is adjusted for changes in the market value of the Common Stock.

EARNINGS PER SHARE-Income per share is based upon the weighted average number of common shares outstanding during each year.

ACCOUNTING CHANGES
In 1995, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under the provisions of this standard, the Corporation's marketable securities, all of which are classified as available-for-sale, are reported at fair value, with unrealized gains and losses excluded from net income. The net after-tax amount of unrealized gains and losses is reported as a separate component of shareholders' equity until realized. The cost basis of marketable securities at June 30, 1995, was $2.3 million. The amount of gross realized gains included in net income in 1995 was not material.
  In 1994, the Corporation adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Health-care benefits are provided on a limited cost-sharing basis to retirees who have 10 or more years of service. The cumulative effect at July 1, 1993, of adopting this statement resulted in a one-time charge of $10.1 million net of income tax benefits of $6.4 million. The impact of this change on income before cumulative effect of change in accounting principle was not material in 1994.

Harris Corporation

NONRECURRING ITEMS
In 1994, the Corporation's residual holding in a company that acquired its 1989 discontinued data-communication business became impaired due to bankruptcy proceedings. Consequently, the Corporation provided $17.8 million ($11.5 million after income taxes or 29 cents per share) to write off its interest in equity securities and promissory notes of this company. Also in 1994, the Corporation sold a Semiconductor fabrication facility for $35.5 million in cash. This sale resulted in a gain of $15.6 million ($9.9 million after income taxes or 25 cents per share) and is included in "Other-net" expense in the Consolidated Statement of Income.

CONTINGENCIES RESULTING FROM
DISCONTINUED OPERATION
In 1993, a jury in a California state court awarded a California software company $13.4 million in compensatory damages and $85.0 million in punitive damages against the Corporation. The court reduced the punitive damages to $53.4 million, and entered judgment for the compensatory and punitive damages, together with interest and costs of suit. The suit arose from a contract between the plaintiff and a discontinued operation of the Corporation. The Corporation believes the judgment is unjustified and has appealed to the California Court of Appeals. The plaintiff has filed a separate appeal seeking reinstatement of the original punitive damage award. The appeals court is expected to render its decision by June 1996. No provisions beyond those already provided as part of prior discontinued operation charges have been made in the accompanying consolidated financial statements. Prior discontinued operation charges included legal costs the Corporation expects to incur in defending itself in this matter.

RECEIVABLES
Receivables are summarized below:
--------------------------------------------------------------
(In millions)                                   1995    1994
--------------------------------------------------------------
Accounts receivable                            $588.3  $581.8
Notes receivable due within one year-net         98.8    94.9
--------------------------------------------------------------
                                                687.1   676.7
Less allowances for collection losses            30.0    29.5
--------------------------------------------------------------
                                               $657.1  $647.2
==============================================================

INVENTORIES AND UNBILLED COSTS
Inventories are summarized below:
--------------------------------------------------------------
(In millions)                                   1995    1994
--------------------------------------------------------------
Finished products                              $184.4  $185.6
Work in process                                 226.8   200.0
Raw materials and supplies                       83.7    77.5
--------------------------------------------------------------
                                               $494.9  $463.1
==============================================================

   Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $240.2 million in 1995 and $206.4 million in 1994.

PLANT AND EQUIPMENT
Plant and equipment are summarized below:
-------------------------------------------------------------------
(In millions)                                   1995       1994
-------------------------------------------------------------------
Land                                           $  30.2    $  30.3
Buildings                                        441.9      431.4
Machinery and equipment                        1,133.4    1,068.8
Rental equipment                                 211.7      188.3
-------------------------------------------------------------------
                                               1,817.2    1,718.8
Less allowances for depreciation               1,236.2    1,167.5
-------------------------------------------------------------------
                                               $ 581.0    $ 551.3
===================================================================

INTANGIBLES
Accumulated amortization of intangible assets at June 30 was $43.1 million for 1995 and $33.1 million for 1994.

CREDIT ARRANGEMENTS
The Corporation maintains revolving credit agreements which provide for borrowing up to $500.0 million until May 1, 2000. These agreements provide for advances under a competitive advance facility and a committed facility at various interest rates, but in no event above LIBOR plus 0.225 percent. A facility fee of 0.125 percent per annum is payable on the credit. The Corporation is not required to maintain compensating balances in connection with these agreements. Under these agreements, $160.0 million was outstanding at June 30, 1995, $150.0 million of which has been classified as long-term based on the Corporation's intent to maintain borrowings of at least that amount for the next year.

   The Corporation also has lines of credit for short-term financing aggregating $142.6 million from various U.S. and foreign banks, of which $105.8 million was available on June 30, 1995. These arrangements provide for borrowing at various interest rates, are reviewed annually for renewal, and may be used on such terms as the Corporation and the banks mutually agree. These lines do not require compensating balances.

   Short-term debt is summarized below:

-------------------------------------------------------------------
(In millions)                                   1995       1994
-------------------------------------------------------------------
Bank notes                                    $33.1       $14.5
Other                                           4.6         5.3
-------------------------------------------------------------------
                                              $37.7       $19.8
===================================================================

LONG-TERM DEBT
Long-term debt includes the following:
-------------------------------------------------------------------
(In millions)                                   1995       1994
-------------------------------------------------------------------
Notes payable to banks                         $150.0     $200.0
10 3/8% debentures, due 2018                    150.0      150.0
Notes payable to insurance companies            150.0      250.0
Unsecured term notes                              4.5       34.5
Other                                            21.4       27.2
-------------------------------------------------------------------
                                               $475.9     $661.7
===================================================================



                                                              Harris Corporation

NOTES TO FINANCIAL STATEMENTS

   The weighted average interest rate for notes payable to banks was 6.2 percent in 1995 and 4.8 percent in 1994. The weighted average interest rate for notes payable to insurance companies was 9.7 percent in 1995 and 9.4 percent in 1994. Indentures and note agreements contain certain financial covenants including maintenance of at least $800.0 million of tangible net worth and total debt not to exceed 45 percent of total capital. Maturities on long-term debt for the five years following 1995 are: $132.6 million in 1996, $1.5 million in 1997, $5.6 million in 1998, $57.0 million in 1999, and $187.7 million in 2000.


SHAREHOLDERS' EQUITY
Changes in shareholders' equity accounts other than retained earnings are summarized as follows:
------------------------------------------------------------------------------------------------------------------------------------
                                                              Common                 Net Unrealized                    Cumulative
                                                              Stock         Other        Gain on       Unearned        Translation
(In millions)                                                 Amount       Capital      Securities    Compensation     Adjustments
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JULY 1, 1992                                        $39.2         $202.4        $  -           $(11.5)          $ 2.0
Shares issued under Stock Option Plan (299,811 shares)            .3            9.7           -                -               -
Shares granted under Stock Incentive Plans (228,750 shares)       .2            6.2           -             (6.5)              -
Compensation expense                                               -              -           -              7.3               -
Termination of shares granted under Stock Incentive Plans
  (75,192 shares)                                                (.1)          (2.3)          -              2.4               -
Shares sold under Employee Stock Purchase Plans
  (10,294 shares)                                                  -             .3           -                -               -
Foreign currency translation adjustments                           -              -           -                -           (15.0)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1993                                        39.6          216.3           -             (8.3)          (13.0)
Shares issued under Stock Option Plan (315,747 shares)            .3           11.1           -                -               -
Shares granted under Stock Incentive Plans (257,909 shares)       .3            9.6           -             (9.8)              -
Compensation expense                                               -              -           -             10.7               -
Termination of shares granted under Stock Incentive Plans
  (126,638 shares)                                               (.1)          (4.1)          -              4.2               -
Shares sold under Employee Stock Purchase Plans
  (47,904 shares)                                                  -            2.1           -                -               -
Foreign currency translation adjustments                           -              -           -                -            (8.5)
Purchase and retirement of Common Stock for treasury
  (801,300 shares)                                               (.8)          (4.7)          -                -               -
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1994                                        39.3          230.3           -             (3.2)          (21.5)
Adjustment to beginning balance for change in accounting
  method, net  of income taxes of $7.1                             -              -        11.1                -               -
Shares issued under Stock Option Plan (136,058 shares)            .1            4.0           -                -               -
Shares granted under Stock Incentive Plans (249,950 shares)       .3           10.6           -            (10.9)              -
Compensation expense                                               -              -           -             11.8               -
Termination and award of shares granted under
  Stock Incentive Plans (202,536 shares)                         (.2)          (4.7)          -               .6               -
Shares sold under Employee Stock Purchase Plans
  (98,929 shares)                                                 .1            4.4           -                -               -
Change in unrealized gains on securities, net of
  income taxes of $.7                                              -              -         1.1                -               -
Foreign currency translation adjustments                           -              -           -                -            11.2
Purchase and retirement of Common Stock for treasury
  (703.500 shares)                                               (.7)          (4.3)          -                -               -
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1995                                       $38.9          $240.3      $12.2            $(1.7)         $(10.3)
------------------------------------------------------------------------------------------------------------------------------------

PREFERRED STOCK PURCHASE RIGHTS
Each outstanding share of Common Stock includes one preferred share purchase right that entitles the holder to purchase one two-hundredth share of a new series of participating preferred stock at an exercise price of $125. The rights will not be exercisable, or transferable apart from the Common Stock, until 10 days following an announcement that a person or affiliated group has acquired, or obtained the right to acquire, beneficial ownership of 20 percent or more of the Common Stock or until 10 days following an announcement of a tender or exchange offer for 30 percent or more of the Common Stock. The rights, which do not have voting rights, will be exercisable by all holders except for a holder or affiliated group beneficially owning 20 percent or more of the Common Stock. All rights will expire on November 23, 1996, and may be redeemed by the Corporation at a price of $.01 per right at any time prior to either their expiration or such time that the rights become exercisable. In the event that the Corporation is acquired in a merger or other business combination or certain other events occur, provision shall be made so that each holder of a right shall have the right to receive, upon exercise thereof at the then-current exercise price, that number of shares of common stock of the surviving company which at the time of such transaction would have a market value of two times the exercise price of the right.

NON-CASH DIVIDEND
In 1995, the Corporation spun off as a tax-free dividend its computer systems business by distributing one share of Harris Computer Systems Corporation common stock for every 20 shares of the Corporation's Common Stock. Cash dividends shown in the Consolidated Statement of Cash Flows includes the $8.4 million cash balance of the Harris Computer System Corporation at the time of the spin-off; the remainder of the dividend is a non-cash transaction.


STOCK OPTIONS AND AWARDS
The following information relates to stock option and incentive stock awards. Option prices are 100 percent of market value on the date the options are granted. Option grants are for a maximum of ten years after dates of grant and may be exercised in installments.


--------------------------------------------------------------
                                 Number of      Option Prices
                                  Shares          Per Share
--------------------------------------------------------------
Exercised during the year:
 1993                             411,538     $14.38 to $35.69
 1994                             504,203     $14.38 to $38.63
 1995                             283,604     $23.75 to $50.50
Granted during 1995               159,994     $40.63 to $52.88
Expired during 1995                20,750     $30.88 to $52.25
Terminations during 1995            2,074     $21.88 to $48.50
Outstanding at June 30, 1994      751,926     $14.38 to $52.25
Outstanding at June 30, 1995      605,492     $21.88 to $52.88
Exercisable at June 30, 1994      581,660     $14.38 to $46.88
Exercisable at June 30, 1995      508,251     $21.88 to $51.00
==============================================================

   The Corporation has a stock incentive plan for directors and key employees. Awards under this plan may include the grant of performance shares, restricted stock, stock options, stock appreciation rights or other stock-based awards. The aggregate number of shares of Common Stock which may be awarded under the plan in each fiscal year is one percent of the total outstanding shares of Common Stock plus shares available from prior years. Performance shares outstanding were 625,551 at June 30, 1995; 735,966 at June 30, 1994; and 608,306 at June 30, 1993. Shares of Common Stock reserved for future awards under the plan were 1,046,717 at June 30, 1995; 864,970 at June 30, 1994; and
749,169 at June 30, 1993.
   Under the Corporation's domestic retirement plan, employees may purchase a limited amount of the Corporation's Common Stock at 70 percent of current market value. Under employee stock purchase plans, 98,929 shares were issued during fiscal 1995. Shares of Common Stock reserved for future purchases by the retirement plan were 1,361,568 at June 30, 1995.


RETIREMENT PLANS
Retirement and defined-benefit plans expense amounted to $71.2 million in 1995, $70.2 million in 1994, and $56.9 million in 1993.


RESEARCH AND DEVELOPMENT
Corporation-sponsored research and product development costs were $133.9 million in 1995, $127.7 million in 1994, and $120.6 million in 1993.


INTEREST EXPENSE
Total interest was $65.4 million in 1995, $58.6 million in 1994, and $60.2 million in 1993, of which $.3 million was capitalized in 1994 and 1993. Interest paid was $64.8 million in 1995, $59.0 million in 1994, and $60.8 million in 1993.


LEASE COMMITMENTS
Total rental expense amounted to $52.7 million in 1995, $52.9 million in 1994, and $56.1 million in 1993. Future minimum rental commitments under leases, primarily for land and buildings, amounted to approximately $185.9 million at June 30, 1995. These commitments for the years following 1995 are: 1996-$48.5 million; 1997-$36.0 million; 1998- $23.4 million; 1999-$17.7 million;
2000-$12.0 million; and $48.3 million thereafter.


INCOME TAXES
The provisions for income taxes are summarized as follows:


--------------------------------------------------------------
(In millions)                1995          1994         1993
--------------------------------------------------------------
Current:
 United States              $ 89.0        $ 50.0       $ 18.6
 International                19.9          11.3         20.7
 State and local              11.7           4.9          6.0
--------------------------------------------------------------
                             120.6          66.2         45.3
--------------------------------------------------------------
Deferred:
 United States               (32.5)         (2.8)        15.6
 International                (4.7)          5.6          (.4)
 State and local               (.3)          2.6         (1.8)
--------------------------------------------------------------
                             (37.5)          5.4         13.4
--------------------------------------------------------------
                            $ 83.1        $ 71.6       $ 58.7
==============================================================


   The components of deferred income tax assets (liabilities) at June 30 are as follows:


--------------------------------------------------------------------------
(In millions)                1995                1994
--------------------------------------------------------------------------
                      CURRENT       NON-CURRENT     Current    Non-Current
                      DEFERRED       DEFERRED      Deferred     Deferred
--------------------------------------------------------------------------
Completed contracts    $  7.1         $    -        $(13.2)       $ 20.6
Inventory valuations     13.5              -          15.8             -
Accruals                117.6            7.3          73.9           8.5
Depreciation                -          (54.3)            -         (49.3)
Leases                    (.5)         (19.8)         (1.0)        (18.3)
International tax loss
 carryforwards              -            9.7             -          12.8
All other net             4.5           16.8           6.6          15.8
--------------------------------------------------------------------------
                        142.2          (40.3)         82.1          (9.9)
Valuation allowance         -          (15.7)         (2.9)        (12.8)
--------------------------------------------------------------------------
                       $142.2         $(56.0)       $ 79.2        $(22.7)
==========================================================================

                                                        Harris Corporation

NOTES TO FINANCIAL STATEMENTS

   A reconciliation of the the statutory United States income tax rate to the effective income tax rate follows:

--------------------------------------------------------------------
(In millions)                            1995       1994       1993
--------------------------------------------------------------------
Statutory U.S. income tax rate           35.0%      35.0%      34.0%
State taxes                               3.1        2.6        1.6
Adjustment to prior-year accruals           -          -       (3.1)
International income                     (4.0)       1.2        2.2
Tax benefits related to export sales     (1.4)      (3.1)      (1.4)
Nondeductible amortization                 .8         .9         .7
Other items                               1.5         .4         .6
--------------------------------------------------------------------
Effective income tax rate                35.0%      37.0%      34.6%
====================================================================

   United States income taxes have not been provided on $440.2 million of undistributed earnings of international subsidiaries because of the Corporation's intention to reinvest these earnings. The determination of unrecognized deferred U.S. tax liability for the undistributed earnings of international subsidiaries is not practicable.
   Pretax income of international subsidiaries was $63.2 million in 1995, $55.9 million in 1994, and $38.2 million in 1993.
   Income taxes paid were $79.2 million in 1995, $80.2 million in 1994, and $24.4 million in 1993.

BUSINESS SEGMENTS
Descriptions of the Corporation's business segments appear on page 1. Net sales and operating profit by segment are on page 2. These pages are an integral part of these financial statements.
   Sales made to the U.S. government by all segments (primarily Electronic Systems segment) were 30.4 percent of total sales in 1995, 34.8 percent of total sales in 1994, and 35.7 percent of total sales in 1993. Intersegment sales, which are insignificant, are accounted for at prices comparable to unaffiliated customers.
   Selected information by business segment and geographical area is summarized below:

------------------------------------------------------------
(In millions)               1995         1994         1993
------------------------------------------------------------
IDENTIFIABLE ASSETS
Communications            $  442.5     $  406.2     $  370.5
Semiconductor                639.2        609.3        643.1
Lanier Worldwide             831.6        738.6        689.2
Electronic Systems           672.3        730.8        657.9
Corporate                    250.4        192.2        181.3
------------------------------------------------------------
                          $2,836.0     $2,677.1     $2,542.0
============================================================
CAPITAL EXPENDITURES
Communications            $   22.6     $   17.5     $   16.5
Semiconductor                 80.4         43.6         27.4
Lanier Worldwide              13.0         14.1          8.9
Electronic Systems            18.6         26.5         34.5
Corporate                      5.4         14.9          8.1
------------------------------------------------------------
                          $  140.0     $  116.6     $   95.4
============================================================
DEPRECIATION
Communications            $   14.8     $   13.9     $   13.1
Semiconductor                 44.5         47.5         52.0
Lanier Worldwide              10.0          7.0          6.9
Electronic Systems            25.7         29.0         30.4
Corporate                     10.2          6.5          6.8
------------------------------------------------------------
                          $  105.2     $  103.9     $  109.2
============================================================
GEOGRAPHICAL
 INFORMATION
U.S. operations:
 Net sales                $2,952.4     $2,741.8     $2,517.2
 Operating profit            174.4        137.6        131.6
 Identifiable assets       2,191.9      2,041.2      1,951.0
International operations:
 Net sales                $  491.7     $  594.3     $  581.9
 Operating profit             63.2         55.9         38.2
 Identifiable assets         644.1        635.9        591.0
============================================================

   Corporate assets consist primarily of cash, cash equivalents, deferred income taxes, and plant and equipment.
   Export sales were approximately $524.6 million in 1995, $387.6 million in 1994, and $295.4 million in 1993. Export sales and net sales of international operations were made principally to Europe and Asia.

FINANCIAL INSTRUMENTS
The Corporation uses foreign exchange contracts and options to hedge intercompany accounts and off-balance-sheet foreign currency commitments. Specifically, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from--and future committed sales to--customers, and firm committed operating expenses. Management believes the use of foreign currency financial instruments should reduce the risks that arise from doing business in international markets. Contracts are for periods consistent with the terms of the underlying transaction, generally one year or less.

Harris Corporation

   At June 30, 1995, open foreign exchange contracts were $270.7 million (as described below), of which $179.9 million were to hedge off-balance-sheet commitments. Additionally, for the year ended June 30, 1995, the Corporation purchased and sold $787.8 million of foreign exchange forward and option contracts.
  Deferred gains and losses are included on a net basis in the Consolidated Balance Sheet as "Other assets" and are recorded in income as part of the underlying transaction when it is recognized.
  At June 30, 1995, the Corporation had $14.5 million in open option contracts. Total open foreign exchange contracts at June 30, 1995, are described in the table below.

COMMITMENTS TO BUY
FOREIGN CURRENCIES:

----------------------------------------------------------------------------------
                               Contract Amount
                               ---------------
                          Foreign                  Deferred Gains    Maturities
(In millions)             Currency         U.S.     and (Losses)     (in months)
----------------------------------------------------------------------------------
Australian Dollar             7.2        $ 5.3         $(.1)           1 to 8
Canadian Dollar              16.6         12.0            -            1 to 4
Belgian Franc                72.0          2.4           .1            1 to 5
Irish Punt                    5.8          8.8           .7            1 to 12
Japanese Yen              5,271.0         61.9           .8            1 to 6
Malaysian Ringgit           103.7         40.7          1.8            1 to 6
British Pound                  .4           .6            -               1
German Mark                  12.7          8.5           .7               7
Italian Lira              1,000.0           .6            -               3
----------------------------------------------------------------------------------

COMMITMENTS TO SELL
FOREIGN CURRENCIES:

----------------------------------------------------------------------------------
                               Contract Amount
                               ---------------
                          Foreign                  Deferred Gains    Maturities
(In millions)             Currency         U.S.     and (Losses)     (in months)
----------------------------------------------------------------------------------
Australian Dollar             6.0        $ 4.4         $  -            1 to 10
Canadian Dollar               3.5          2.5            -               1
French Franc                 82.4         15.9         (1.0)           1 to 12
German Mark                  74.4         50.1         (3.7)           1 to 13
Italian Lira             22,945.0         13.3          (.8)           1 to 12
Japanese Yen                624.3          6.9          (.5)           1 to 3
British Pound                23.5         36.8          (.4)           1 to 19
----------------------------------------------------------------------------------

QUARTERLY FINANCIAL DATA (UNAUDITED)

      Selected quarterly financial data is summarized below.

                                                                                    Quarters ended
      ----------------------------------------------------------------------------------------------------------------------------
      Dollars in millions except per share amounts         9-30-94     12-31-94         3-31-95          6-30-95        TOTAL YEAR
      ----------------------------------------------------------------------------------------------------------------------------
      FISCAL 1995
      Net sales                                           $ 807.3       $ 863.1         $ 850.4           $ 923.3      $3,444.1
      Gross profit                                          245.8         272.9           271.8             325.1       1,115.6
      Income before income taxes                             44.3          53.5            58.5              81.3         237.6
      Net income                                             28.8          34.8            38.0              52.9         154.5
      Per share:
          Net income                                          .73           .88             .98              1.36          3.95
          Cash dividends                                      .31           .31             .31               .31          1.24
          Stock prices (high/low)                  49-1/8 - 41-3/8  48-7/8 - 38  48-3/8 - 40-1/2  53-3/8 - 46-3/8
      ----------------------------------------------------------------------------------------------------------------------------

                                                                                    Quarters ended
      ----------------------------------------------------------------------------------------------------------------------------
      Dollars in millions except per share amounts         9-30-93     12-31-93         3-31-94          6-30-94(1)     TOTAL YEAR
      ----------------------------------------------------------------------------------------------------------------------------
      FISCAL 1994
      Net sales                                           $ 769.1       $ 807.5         $ 838.3           $ 921.2      $3,336.1
      Gross profit                                          248.6         257.8           259.5             295.4       1,061.3
      Income before income taxes                             39.8          48.4            51.0              54.3         193.5
      Income before cumulative effect
        of change in accounting principle                    24.7          30.0            33.0              34.2         121.9
      Cumulative effect of change
        in accounting principle                             (10.1)            -               -                 -         (10.1)
      Net income                                             14.6          30.0            33.0              34.2         111.8
      Per share:
        Income before cumulative effect of
          change in accounting principle                      .62           .75             .83               .87          3.07
       Cumulative effect of change
          in accounting principle                            (.25)            -               -                 -          (.25)
       Net income                                             .37           .75             .83               .87          2.82
       Cash dividends                                         .28           .28             .28               .28          1.12
       Stock prices (high/low)                     43-3/4 - 36-3/8  47-3/8 - 41-1/2  52-1/4 - 44  49 - 41-3/4
----------------------------------------------------------------------------------------------------------------------------------

(1)   Fiscal 1994 fourth quarter results include a $17.8 million ($11.5 million after income taxes or 29 cents per share) charge for the write-off of securities received from a prior-year sale of a discontinued business.


                                                                32

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                      HARRIS CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)

=================================================================================================================
              COL. A                       COL. B                COL. C                  COL. D         COL. E
-----------------------------------------------------------------------------------------------------------------
                                                                ADDITIONS
                                                        -------------------------
                                                           (1)            (2)
                                           BALANCE       CHARGED        CHARGED
                                             AT         TO COSTS       TO OTHER                         BALANCE
                                          BEGINNING        AND         ACCOUNTS       DEDUCTIONS--     AT END OF
            DESCRIPTION                   OF PERIOD     EXPENSES       DESCRIBE         DESCRIBE        PERIOD
-----------------------------------------------------------------------------------------------------------------
YEAR ENDED JUNE 30, 1995:

Amounts Deducted From
 Respective Asset Accounts                                                              $  7,746(B)
                                                                                             257(C)
                                                                                        --------
  Allowances for collection losses...      $29,492       $ 7,897        $   590(A)      $  8,003        $29,976
                                           =======       =======        =======         ========        =======

YEAR ENDED JUNE 30, 1994:

Amounts Deducted From
 Respective Asset Accounts                                                              $    891(A)
                                                                                           6,754(B)
                                                                                        --------
  Allowances for collection losses...      $28,245       $ 8,790        $   102(C)      $  7,645        $29,492
                                           =======       =======        =======         ========        =======

YEAR ENDED JUNE 30, 1993:

Amounts Deducted From
 Respective Asset Accounts                                                              $  1,028(A)
                                                                                           8,058(B)
                                                                                        --------
  Allowances for collection losses...      $29,638       $ 7,648        $    45(D)      $  9,086        $28,245
                                           =======       =======        =======         ========        =======

Note A -- Foreign currency translation gains and losses.

Note B -- Uncollectible accounts charged off, less recoveries on accounts previously charged off.

Note C -- Amounts reclassified to other accounts in the Consolidated Balance Sheet.

Note D -- Additions resulting from businesses acquired.

                                       33