Form 10-Q
period 1995-09-30
HARRIS CORP /DE/
filed 1995-11-14
CIK 202058

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended September 30, 1995              Commission File Number 1-3863



                               HARRIS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                         34-0276860
------------------------                            ------------------
(State of Incorporation)                     (IRS Employer Identification No.)



                            1025 West NASA Boulevard
                            Melbourne, Florida 32919
                    ---------------------------------------
                    (Address of principal executive offices)



                                 (407) 727-9100
                        -------------------------------
                        (Registrant's telephone number)




                        _______________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes   X     No
                                                             ------     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                                                          39,217,858 Shares
                                                          ----------

PART I.  FINANCIAL INFORMATION
------------------------------


                      HARRIS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME



The following information for the quarters ended September 30, 1995 and September 30, 1994 has not been audited by independent accountants, but in the opinion of management reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the indicated periods. The results of operations for the quarter ended September 30, 1995 are not necessarily indicative of the results for the full fiscal year.


                                                      Quarter Ended
                                               ---------------------------
                                               September 30,  September 30,
                                                   1995           1994
                                               ------------   ------------
                                                (In millions, except per
                                                     share amounts)
Revenue
  Revenue from sales, rentals
   and services                                     $816.7        $807.3
  Interest                                             9.0           8.8
                                                    ------        ------
                                                     825.7         816.1
Costs and Expenses
  Cost of sales, rentals and
    services                                         545.1         561.5
  Engineering, selling and
    administrative expenses                          211.5         195.9
  Interest                                            15.3          14.8
  Other - net                                          2.2           (.4)
                                                    ------        ------

Income before income taxes                            51.6          44.3
Income taxes                                          18.1          15.5
                                                    ------        ------

Net Income                                          $ 33.5        $ 28.8
                                                    ------        ------

Net Income Per Common Share (Primary)                 $.86          $.73
                                                      ----          ----

Cash Dividends Paid Per Common Share                  $.34          $.31
                                                      ----          ----

                      HARRIS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                   September 30,   June 30,
                                                                       1995          1995
                                                                  --------------   ---------
                                                                         (In millions)
ASSETS
Current Assets
  Cash and cash equivalents                                          $   43.1      $  119.3
  Marketable securities                                                  21.2          22.3
  Trade accounts and notes receivable - net, less allowance
    for collection losses of $31,100,000 at September 30, 1995
    and $30,000,000 at June 30, 1995                                    627.9         657.1
  Unbilled costs and accrued earnings on fixed price contracts based on percentage-of-completion accounting, less progress payments of $253,800,000 at September 30, 1995 and
    $240,200,000 at June 30, 1995                                       386.7         374.9
  Inventories:
   Work in process and finished products                                446.7         411.2
   Raw materials and supplies                                            93.0          83.7
                                                                      -------       -------
                                                                        539.7         494.9
  Deferred income taxes                                                 139.4         142.2
                                                                      -------       -------
          Total Current Assets                                        1,758.0       1,810.7

Plant and equipment, less allowances for depreciation of
  $1,251,500,000 at September 30, 1995 and $1,236,200,000 at
  June 30, 1995                                                         592.5         581.0

Notes receivable - net                                                  164.4         166.6
Intangibles resulting from acquisitions                                 179.7         166.6
Other assets                                                            136.6         111.1
                                                                     --------      --------
                                                                     $2,831.2      $2,836.0
                                                                     ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                                                    $   50.4      $   37.7
  Trade accounts payable                                                147.6         168.7
  Compensation and benefits                                             167.0         193.4
  Other accrued items                                                   188.5         168.4
  Advance payments and unearned income                                  262.3         264.0
  Income taxes                                                           64.0          90.5
  Current portion of long-term debt                                     131.9         132.6
                                                                     --------      --------
          Total Current Liabilities                                   1,011.7       1,055.3

Deferred income taxes                                                    62.5          56.0
Long-term debt                                                          476.0         475.9
Shareholders' Equity
  Capital stock:
    Preferred Stock, without par value:
      Authorized - 1,000,000 shares; issued - none                          -             -
    Common Stock, par value $1 per share:
      Authorized - 100,000,000 shares; issued 39,217,858 shares
       at September 30, 1995 and 38,877,019 at June 30, 1995             39.2          38.9
  Other capital                                                         263.0         240.3
  Retained earnings                                                     988.2         969.4
  Net unrealized gain on securities available-for-sale (net of
    taxes)                                                               11.7          12.2
  Unearned compensation                                                  (9.7)         (1.7)
  Cumulative translation adjustments                                    (11.4)        (10.3)
                                                                     --------      --------
  Total Shareholders' Equity                                          1,281.0       1,248.8
                                                                     --------      --------
                                                                     $2,831.2      $2,836.0
                                                                     ========      ========

                      HARRIS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           Quarter Ended
                                                     ----------------------------
                                                     September 30,  September 30,
                                                         1995           1994
                                                     -------------  -------------
                                                             (In millions)
Cash flows from operating activities
  Net income                                            $ 33.5        $ 28.8
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation of plant and equipment                   41.3          41.5
    Non-current deferred income tax                        6.5           (.4)
  (Increase) decrease in:
    Accounts and notes receivable                         32.4          14.5
    Unbilled costs and inventories                       (55.4)        (19.5)
    Other assets                                         (26.3)         (2.6)
  Increase (decrease) in:
    Trade payables and accrued expenses                  (30.7)        (59.9)
    Advance payments and unearned income                  (1.7)          5.9
    Income taxes                                         (21.5)          6.3
  Other                                                   (4.0)          (.2)
                                                         -----         -----

Net cash provided by (used in) operating activities      (25.9)         14.4
                                                         -----         -----

Cash flows from investing activities
  Additions of plant and equipment-net of
   normal disposals                                      (50.5)        (56.1)
                                                         -----         -----

Net cash used in investing activities                    (50.5)        (56.1)
                                                         -----         -----

Cash flows from financing activities
  Increase in short-term debt                             12.0           6.0
  Increase (decrease) in long-term debt                     .1            .4
  Proceeds from sale of Common Stock                       2.6           6.6
  Purchase of Common Stock for treasury                   (1.7)         (4.3)
  Cash dividends                                         (13.3)        (20.5)
                                                         -----         -----

Net cash used in financing activities                      (.3)        (11.8)
                                                         -----         -----

Effect of exchange rate changes on cash and cash
  equivalents                                               .5           1.1
                                                         -----         -----

Net decrease in cash and cash equivalents               $(76.2)       $(52.4)
                                                        ======        ======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


September 30, 1995

Note A -- Basis of Presentation
-------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and changes in cash flows in conformity with generally accepted accounting principles. For further information refer to the financial statements and notes to financial statements included in the Corporation's Form 10-K for the fiscal year ended June 30, 1995.


Note B -- Litigation
--------------------

In 1993, a California state court awarded damages against the Corporation in the amount of $66.9 million, together with interest and costs of suit, to a California software company. The suit arose from a contract between the plaintiff and a discontinued operation of the Corporation. The Corporation believes the judgment is unjustified and has filed an appeal with the California Court of Appeals. The appeals court is expected to render its decision by June 1996. The ultimate outcome of this litigation is unknown. Accordingly, no provisions, beyond those already provided as part of prior discontinued operation charges, have been made in the accompanying consolidated financial statements. Prior discontinued operations charges included legal costs the Corporation expects to incur in defending itself in this matter.

MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------

Net sales and net income for the first quarter were higher than the same period last year by 1.2 percent and 16.3 percent, respectively.

Segment net sales, operating profit, and net income were as follows:

                                      Quarter Ended
                              -------------------------------
                               September 30,    September 30,       Percent
                                   1995             1994             Change
                              --------------   --------------      ---------
         NET SALES
         Communications          $180.6            $159.6              13%
         Semiconductor            172.6             155.7              11%
         Lanier Worldwide         249.8             228.6               9%
         Electronic Systems       213.7             263.4             -19%
                                 ------            ------
                 Total           $816.7            $807.3               1%
                                 ======            ======

         OPERATING PROFIT
         Communications           $15.8             $12.1              31%
         Semiconductor             19.1              12.5              53%
         Lanier Worldwide          21.4              18.5              16%
         Electronic Systems        20.4              25.8             -21%
         Corporate Expense         -9.8              -9.8               0%
         Interest Expense         -15.3             -14.8               3%
                                 ------            ------
                 Total            $51.6             $44.3              16%
                                 ======            ======

         NET INCOME
         Communications           $7.6               $5.5              38%
         Semiconductor             9.4                5.2              81%
         Lanier Worldwide          8.9                7.1              25%
         Electronic Systems        7.6               11.0             -31%
                                 ------            ------
                 Total            $33.5             $28.8              16%
                                 ======            ======

Increases in the Communications segment sales and earnings were led by the segment's microwave, broadcast and telephone test equipment businesses. An increase in the segment's gross margin was partially offset by increases in research and development and marketing expenses.

Semiconductor segment earnings continue to benefit from increased sales of power control products, continuing improvements in operating margins and patent
royalty income.   Increased research and development expenses partially offset the increase in the gross margin.

Strong sales in both domestic and international markets resulted in increased sales in the Lanier Worldwide segment. Earnings benefited from increased sales and lower income taxes.

The decreases in sales and earnings in the Electronic Systems segment were caused by unexpected delays in several government awards, the performance of the energy management systems business and a one-time write-off on a development program whose production follow-on now appears unlikely. Cost of sales and operating expense ratios were relatively level with respective ratios for last year's first quarter.

Cost of sales as a percentage of net sales decreased to 66.7 percent versus
69.6 percent in last year's first quarter. Cost of sales ratios were down in the Semiconductor and Communications segments.

Engineering, selling, and administrative expenses as a percentage of net sales increased from 24.3 percent last year to 25.9 percent in this year's first quarter. Higher research and development and marketing expenditures in the Semiconductor and Communications segments caused the higher operating expense ratio.

Interest expense in the first quarter increased from the prior year due to higher interest rates. The increase in "other net" resulted from higher provisions for doubtful accounts and foreign currency losses.

The provision for income taxes as a percentage of pretax income was 35.0 percent in both years. The statutory federal tax rates for both periods was
35.0 percent.

Income as a percentage of sales was 4.1 percent in the first quarter, compared to 3.6 percent in the same period last year for the previously stated reasons.

Working capital decreased slightly from 755.4 to 746.3 at the end of the first quarter due to a reduction in cash and trade receivables. In September 1995, the Corporation announced plans to invest $250 million in its power semiconductor business. The Corporation anticipates that the requirement for funds to finance this investment and other operational requirements during fiscal 1996 will be met by cash flow from operations and unused borrowing capacity.

PART II OTHER INFORMATION
-------------------------

Item 5.  Other Information
         -----------------

         On October 12, 1995, the Registrant filed with the Securities and Exchange Commission (the "Commission"), pursuant to Rule 424(b)(5) under the Securities Act of 1933, as amended, a Prospectus and Prospectus Supplement, both dated October 12, 1995, relating to the proposed offer and sale of up to $162,500,000 aggregate principal amount of the Registrant's Medium-Term Notes. The Prospectus and Prospectus Supplement form part of the Registrant's Registration Statement on Form S-3 (Commission File No. 33-35315) (the "Registration Statement") that was declared effective by the Commission on October 3, 1990, which Registration Statement originally registered $200,000,000 aggregate principal amount of the Registrant's Medium-Term Notes.

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

                                            HARRIS CORPORATION
                                            ------------------------------
                                            (Registrant)


Date: November 14, 1995                 By: /s/ Bryan R. Roub
                                            ------------------------------
                                            Bryan R. Roub
                                            Senior Vice President & Chief
                                                  Financial Officer