Form 10-Q
period 1995-12-31
HARRIS CORP /DE/
filed 1996-02-09
CIK 202058

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended December 31, 1995               Commission File Number 1-3863




                               HARRIS CORPORATION
      ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




        Delaware                                          34-0276860
------------------------                      ---------------------------------
(State of Incorporation)                      (IRS Employer Identification No.)




                            1025 West NASA Boulevard
                            Melbourne, Florida 32919
               -----------------------------------------------
                    (Address of principal executive offices)



                                 (407) 727-9100
                   ----------------------------------------
                        (Registrant's telephone number)




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

                                                               39,059,596 Shares
                                                               ----------

PART I.  FINANCIAL INFORMATION
------------------------------

                      HARRIS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME


The following information for the quarters ended December 31, 1995 and December 31, 1994, has not been audited by independent accountants, but in the opinion of management reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the indicated periods. The results of operations for the quarter ended December 31, 1995 are not necessarily indicative of the results for the full fiscal year.


                                            Quarter Ended             Two Quarters Ended
                                     --------------------------   -------------------------
                                     December 31,  December 31,   December 31, December 31,
                                         1995          1994           1995         1994
                                     ------------  ------------   ------------ ------------
                                             (In millions, except per share amounts)
Revenue
  Revenue from sales, rentals
   and services                         $916.6        $863.1        $1,733.3      $1,670.4
  Interest                                10.2           9.2            19.2          18.0
                                        ------        ------        --------      --------
                                         926.8         872.3         1,752.5       1,688.4

Costs and Expenses
  Cost of sales, rentals and
    services                             615.5         590.2         1,160.6       1,151.7
  Engineering, selling and
    administrative expenses              223.0         209.1           434.5         405.0
  Interest                                16.6          16.0            31.9          30.8
  Other - net                              9.6           3.5            11.8           3.1
                                        ------        ------         -------      --------

Income before income taxes                62.1          53.5           113.7          97.8
Income taxes                              21.7          18.7            39.8          34.2
                                        ------        ------         -------      --------

Net Income                              $ 40.4        $ 34.8         $  73.9      $   63.6
                                        ======        ======         =======      ========

Net Income Per Common Share (Primary)    $1.03          $.88           $1.89         $1.61
                                         =====          ====           =====         =====

Cash Dividends Paid Per Common Share      $.34          $.31            $.68          $.62
                                          ====          ====            ====          ====

                      HARRIS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                    December 31,    June 30,
                                                                       1995           1995
                                                                   -------------  -----------
ASSETS                                                                    (In millions)
Current Assets
  Cash and cash equivalents                                          $   64.0      $  119.3
  Marketable securities                                                  21.2          22.3
  Trade accounts and notes receivable - net, less allowance
    for collection losses of $34,400,000 at December 31, 1995
    and $30,000,000 at June 30, 1995                                    684.1         657.1
  Unbilled costs and accrued earnings on fixed price contracts based on percentage-of-completion accounting, less progress payments of $232,500,000 at December 31, 1995 and
    $240,200,000 at June 30, 1995                                       384.9         374.9
  Inventories:
    Work in process and finished products                               465.6         411.2
    Raw materials and supplies                                           95.4          83.7
                                                                      -------       -------
                                                                        561.0         494.9
  Deferred income taxes                                                 146.2         142.2
                                                                      -------       -------
          Total Current Assets                                        1,861.4       1,810.7

Plant and equipment, less allowances for depreciation of
  $1,264,500,000 at December 31, 1995 and $1,236,200,000 at
  June 30, 1995                                                         625.9         581.0

Notes receivable - net                                                  164.5         166.6
Intangibles resulting from acquisitions                                 200.2         166.6
Other assets                                                            155.3         111.1
                                                                     --------      --------
                                                                     $3,007.3      $2,836.0
                                                                     ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                                                    $  178.6      $   37.7
  Trade accounts payable                                                149.9         168.7
  Compensation and benefits                                             168.4         193.4
  Other accrued items                                                   200.8         168.4
  Advance payments and unearned income                                  277.9         264.0
  Income taxes                                                           78.2          90.5
  Current portion of long-term debt                                     101.8         132.6
                                                                     --------      --------
          Total Current Liabilities                                   1,155.6       1,055.3

Deferred income taxes                                                    58.2          56.0
Long-term debt                                                          488.4         475.9
Shareholders' Equity
  Capital stock:
    Preferred Stock, without par value:
      Authorized - 1,000,000 shares; issued - none                          -             -
    Common Stock, par value $1 per share:
      Authorized - 250,000,000 shares; issued 39,059,596 shares
        at December 31, 1995 and 38,877,019 at June 30, 1995             39.1          38.9
  Other capital                                                         263.9         240.3
  Retained earnings                                                   1,007.2         969.4
  Net unrealized gain on securities available-for-sale (net
    of taxes)                                                            11.7          12.2
  Unearned compensation                                                  (7.1)         (1.7)
  Cumulative translation adjustments                                     (9.7)        (10.3)
                                                                     --------      --------
          Total Shareholders' Equity                                  1,305.1       1,248.8
                                                                     --------      --------
                                                                     $3,007.3      $2,836.0
                                                                     ========      ========

                      HARRIS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          Two Quarters Ended
                                                     ----------------------------
                                                      December 31,    December 31,
                                                         1995            1994
                                                     -------------   -------------
                                                             (In millions)
Cash flows from operating activities
  Net income                                            $ 73.9        $ 63.6
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
       Depreciation of plant and equipment                81.1          72.4
    Non-current deferred income tax                        2.2          (7.8)
  (Increase) decrease in:
    Accounts and notes receivable                        (23.9)        (25.3)
    Unbilled costs and inventories                       (75.0)        (42.0)
    Other assets                                         (68.5)         (7.6)
  Increase (decrease) in:
    Trade payables and accrued expenses                  (14.8)        (54.0)
    Advance payments and unearned income                  14.0          19.0
    Income taxes                                         (14.1)          2.9
  Other                                                    2.9          (3.2)
                                                         -----         -----

Net cash provided by (used in) operating activities      (22.2)         18.0
                                                         -----          ----

Cash flows from investing activities
  Additions of plant and equipment-net of
    normal disposals                                    (118.9)        (89.9)
                                                        ------         -----

Net cash used in investing activities                   (118.9)        (89.9)
                                                        ------         -----

Cash flows from financing activities
  Increase in short-term debt                            110.1          44.2
  Increase (decrease) in long-term debt                   12.4          (7.3)
  Proceeds from sale of Common Stock                       4.0           2.9
  Purchase of Common Stock for treasury                  (11.1)        (17.2)
  Cash dividends                                         (26.5)        (24.3)
  Dividend-in-kind                                           -          (8.4)
                                                         -----         -----

Net cash provided by (used in) financing activities       88.9         (10.1)
                                                         -----         -----

Effect of exchange rate changes on cash and cash
  equivalents                                             (3.1)          2.1
                                                         -----         -----

Net decrease in cash and cash equivalents               $(55.3)       $(79.9)
                                                        ======        ======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1995

Note A -- Basis of Presentation
-------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and changes in cash flows in conformity with generally accepted accounting principles. For further information refer to the financial statements and notes to financial statements included in the Corporation's Form 10K for the fiscal year ended June 30, 1995.


Note B -- Litigation
--------------------

In 1993, a California state court awarded damages against the Corporation in the amount of $66.9 million, together with interest and costs of suit, to a California software company. The suit arose from a contract between the plaintiff and a discontinued operation of the Corporation. The Corporation believes the judgment is unjustified and has filed an appeal with the California Court of Appeals. The appeals court is expected to render its decision by February 1997. The ultimate outcome of this litigation is unknown. Accordingly, no provisions, beyond those already provided as part of prior discontinued operation charges, have been made in the accompanying consolidated financial statements. Prior discontinued operations charges included legal costs the Corporation expects to incur in defending itself in this matter.


Note C -- Subsequent Event
--------------------------

On January 16, 1996, the Corporation issued $100 million 7% debentures, due January 15, 2026. Proceeds from the issuance were used for general corporate purposes, including the refinancing of a portion of its long-term debt.

MANAGEMENT'S DISCUSSION AND ANALYSIS
------------------------------------

Sales and net income for the second quarter were higher than the same period last year by 6.2 percent and 16.1 percent, respectively. Sales for the first two quarters increased 3.8 percent over the same period a year ago, while net income increased by 16.2 percent.

Segment sales, operating profit, and net income are as follows:



                                                Quarter Ended                               Two Quarters Ended
                                   ---------------------------------------       ----------------------------------------
                                    Dec. 31      Dec. 31         Percent           Dec. 31       Dec. 31         Percent
                                     1995          1994         Inc./(Dec)           1995          1994         Inc./(Dec)
                                   ---------------------------------------       ----------------------------------------
                                                                  (Dollars in millions)
NET SALES
Semiconductor                       $180.1         $158.2           13.9           $  352.7       $  313.9         12.4
Communications                       212.8          184.1           15.6              393.4          343.7         14.5
Lanier Worldwide                     287.5          262.5            9.5              537.3          491.1          9.4
Electronic Systems                   236.2          258.3           (8.6)             449.9          521.7        (13.8)
                                     -----          -----                           -------        -------
  Total                             $916.6         $863.1            6.2           $1,733.3       $1,670.4          3.8
                                     =====          =====                           =======        =======

OPERATING PROFIT
Semiconductor                       $ 20.3         $ 16.6           22.3             $ 39.4         $ 29.1         35.4
Communications                        20.2           17.8           13.5               36.0           29.9         20.4
Lanier Worldwide                      32.0           27.9           14.7               53.4           46.4         15.1
Electronic Systems                    17.0           22.3          (23.8)              37.4           48.1        (22.2)
Corporate Expense                    (10.8)         (15.1)         (28.5)             (20.6)         (24.9)       (17.3)
Interest Expense                     (16.6)         (16.0)           3.8              (31.9)         (30.8)         3.6
                                     -----          -----                             -----          -----
  Total                             $ 62.1         $ 53.5           16.1             $113.7         $ 97.8         16.3
                                     =====          =====                             =====          =====

NET INCOME
Semiconductor                        $10.0          $ 7.6           31.6              $19.4          $12.8         51.6
Communications                         9.4            8.5           10.6               17.0           14.0         21.4
Lanier Worldwide                      14.7           11.3           30.1               23.6           18.4         28.3
Electronic Systems                     6.3            7.4          (14.9)              13.9           18.4        (24.5)
                                      ----           ----                              ----           ----
  Total                              $40.4          $34.8           16.1              $73.9          $63.6         16.2
                                      ====           ====                              ====           ====

Semiconductor segment earnings for the second quarter and first two quarters benefited from increased sales of power control products, stabilization of the market for military products, improvements in gross margins and patent royalty income. An increase in research and development expenses partially offset the improvement in gross margin.

Second quarter and year-to-date increases in the Communications segment sales and earnings were led by the segment's telecommunications business, particularly microwave systems, and the segment's broadcast products business. An improvement in gross margin was partially offset by increases in research and development and marketing expenses.

Strong sales in both domestic and international markets resulted in increased sales for the Lanier Worldwide segment. Earnings increases in the second quarter and the first two quarters have resulted from increased sales and reduced operating expenses.

Decreases in second quarter and year-to-date sales and earnings at the Electronic Systems segment were caused by the cost impact of the energy management systems business and continued competitive pressure in parts of the defense-related businesses. Year-to-date earnings were also impacted by a write-off on a development program . An increase in the segment's cost of sales ratio was partially offset by a decrease in the operating expense ratio.

Cost of sales as a percentage of net sales decreased to 67.2 percent in the second quarter and 67.0 percent in the first two quarters of this year compared
to 68.4 percent and 68.9 percent for the respective periods last year.   The
decreases were due to improved gross margins in the Semiconductor and Communications segments.

Engineering, selling, and administrative expenses as a percentage of net sales increased to 24.3 percent in the second quarter and 25.1 percent year-to-date compared to 24.2 percent for both periods last year. Compared to last year, operating expense ratios were higher for the Semiconductor and Communications segments and lower for the Electronic Systems and Lanier Worldwide segments. Company funded research and development for the first two quarters of the current year is $8 million higher than the same period a year ago.

Interest expense in the quarter and the year increased from the prior year due to higher interest rates. "Other net" expenses were higher for the second quarter and the first two quarters due to increased provisions for doubtful accounts, reduced gains from the sale of investment securities and foreign currency losses.

The provision for income taxes as a percentage of pretax income was 35.0 percent in the second quarter and year-to-date for both years. The statutory federal tax rates for both periods was 35.0 percent.

Income as a percentage of sales was 4.4 percent and 4.3 percent for the second quarter and year-to-date, compared to 4.0 percent and 3.8 percent in the same periods last year for the previously stated reasons.

Working capital decreased $49.6 million from $755.4 million at June 30, 1995 to $705.8 million at the end of the second quarter due to an increase in
short-term debt.   On January 15, 1996, the Corporation refinanced a portion of its long-term debt with $100 million, 7% debentures due January 15, 2026. The Corporation anticipates that the requirement for funds to finance operations during the remainder of fiscal 1996 will be met by cash flow from operations.

PART II OTHER INFORMATION
-------------------------

Item 5.  Other Information
         -----------------

         On October 12, 1995, the Registrant filed with the Securities and Exchange Commission (the "Commission"), pursuant to Rule 424(b)(5) under the Securities Act of 1933, as amended, a Prospectus and Prospectus Supplement, both dated October 12, 1995, relating to the proposed offer and sale of up to $162,500,000 aggregate principal amount of the Registrant's Medium-Term Notes. The Prospectus and Prospectus Supplement form part of the Registrant's Registration Statement on Form S-3 (Commission File No. 33-35315) (the "Registration Statement") that was declared effective by the Commission on October 3, 1990, which Registration Statement originally registered $200,000,000 aggregate principal amount of the Registrant's debt securities.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

     (a) Exhibits:

         (11)    Statement re:  computation of per share earnings.

         (27)    Financial Data Schedule

     (b) Reports on Form 8-K.

         On October 18, 1995, the Registrant filed with the Commission a
         Current Report on    Form 8-K relating to the proposed offer and sale
         of the Registrant's Medium-Term   Notes described in Item 5.



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



                                          HARRIS CORPORATION
                                          ---------------------------------
                                          (Registrant)


Date:  February 7, 1996               By: /s/Bryan R. Roub
                                          ---------------------------------
                                          Bryan R. Roub
                                          Senior Vice President and
                                           Chief Financial Officer