Form 10-Q
period 1996-03-31
HARRIS CORP /DE/
filed 1996-05-02
CIK 202058

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended March 31, 1996                   Commission File Number 1-3863




                               HARRIS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




       Delaware                                            34-0276860
- - ------------------------                             -----------------------
(State of Incorporation)                       (IRS Employer Identification No.)





                            1025 West NASA Boulevard
                            Melbourne, Florida 32919
                    ----------------------------------------
                    (Address of principal executive offices)



                                 (407) 727-9100
                        ------------------------------
                        (Registrant's telephone number)




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

                                                         Yes  X    No
                                                            -------   -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.
                                                            38,838,858 Shares

PART I.  FINANCIAL INFORMATION
- - ------------------------------

                      HARRIS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME


The following information for the quarters ended March 31, 1996 and March 31, 1995, has not been audited by independent accountants, but in the opinion of management reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the indicated periods. The results of operations for the quarter ended March 31, 1996 are not necessarily indicative of the results for the full fiscal year.


                                            Quarter Ended           Three Quarters Ended
                                     --------------------------   -------------------------
                                       March 31,     March 31,      March 31,    March 31,
                                         1996          1995           1996         1995
                                     ------------  ------------   ------------ ------------
                                             (In millions, except per share amounts)
Revenue
  Revenue from sales, rentals
   and services                         $875.9        $850.4        $2,609.2      $2,520.8
  Interest                                12.1           9.5            31.3          27.5
                                        ------        ------        --------      --------
                                         888.0         859.9         2,640.5       2,548.3

Costs and Expenses
  Cost of sales, rentals and
    services                             577.7         578.6         1,738.3       1,730.3
  Engineering, selling and
    administrative expenses              229.1         201.2           663.6         606.2
  Interest                                17.6          17.3            49.5          48.1
  Other - net                             (4.4)          4.3             7.4           7.4
                                        ------        ------         -------      --------

Income before income taxes                68.0          58.5           181.7         156.3
Income taxes                              23.8          20.5            63.6          54.7
                                        ------        ------         -------      --------

Net Income                              $ 44.2        $ 38.0        $  118.1      $  101.6
                                        ======        ======        ========      ========

Net Income Per Common Share (Primary)   $ 1.14        $  .98        $   3.03      $   2.59
                                         =====        ======        ========      ========

Cash Dividends Paid Per Common Share    $  .34        $  .31        $  1.02       $    .93
                                          ====        ======        ========      ========

                                        HARRIS CORPORATION AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEET

                                                                      March 31,    June 30,
                                                                       1996          1995
                                                                   ------------- -----------
                                                                          (In millions)
ASSETS
Current Assets
  Cash and cash equivalents                                          $   42.5      $  119.3
  Marketable securities                                                  22.0          22.3
  Trade accounts and notes receivable - net, less allowance
    for collection losses of $32,700,000 at March 31, 1996
    and $30,000,000 at June 30, 1995                                    683.9         657.1
  Unbilled costs and accrued earnings on fixed price contracts based on percentage-of-completion accounting, less progress payments of $244,000,000 at March 31, 1996 and
    $240,200,000 at June 30, 1995                                       366.3         374.9
  Inventories:
    Work in process and finished products                               486.2         411.2
    Raw materials and supplies                                           99.6          83.7
                                                                      -------       -------
                                                                        585.8         494.9
  Deferred income taxes                                                 153.7         142.2
                                                                      -------       -------
          Total Current Assets                                        1,854.2       1,810.7

Plant and equipment, less allowances for depreciation of
  $1,268,500,000 at March 31, 1996 and $1,236,200,000 at
  June 30, 1995                                                         661.4         581.0

Notes receivable - net                                                  177.2         166.6
Intangibles resulting from acquisitions                                 207.2         166.6
Other assets                                                            170.2         111.1
                                                                     --------      --------
                                                                     $3,070.2      $2,836.0
                                                                     ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                                                    $  173.5      $   37.7
  Trade accounts payable                                                157.9         168.7
  Compensation and benefits                                             199.8         193.4
  Other accrued items                                                   211.9         168.4
  Advance payments and unearned income                                  267.1         264.0
  Income taxes                                                           86.3          90.5
  Current portion of long-term debt                                       1.5         132.6
                                                                     --------      --------
          Total Current Liabilities                                   1,098.0       1,055.3

Deferred income taxes                                                    57.5          56.0
Long-term debt                                                          588.3         475.9
Shareholders' Equity
  Capital stock:
    Preferred Stock, without par value:
      Authorized - 1,000,000 shares; issued - none                          -             -
    Common Stock, par value $1 per share:
      Authorized - 250,000,000 shares; issued 38,838,858 shares
        at March 31, 1996 and 38,877,019 at June 30, 1995                38.8          38.9
  Other capital                                                         263.9         240.3
  Retained earnings                                                   1,025.6         969.4
  Net unrealized gain on securities available-for-sale (net
    of taxes)                                                            12.0          12.2
  Unearned compensation                                                  (2.0)         (1.7)
  Cumulative translation adjustments                                    (11.9)        (10.3)
                                                                     --------      --------
          Total Shareholders' Equity                                  1,326.4       1,248.8
                                                                     --------      --------
                                                                     $3,070.2      $2,836.0
                                                                     ========      ========

                      HARRIS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                         Three Quarters Ended
                                                     ----------------------------
                                                       March 31,      March 31,
                                                         1996           1995
                                                     -------------  -------------
                                                             (In millions)
Cash flows from operating activities
  Net income                                            $118.1        $101.6
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                     124.9         112.2
    Non-current deferred income tax                        1.5          21.9
  (Increase) decrease in:
    Accounts and notes receivable                        (36.4)        (36.6)
    Unbilled costs and inventories                       (81.2)        (82.9)
    Other assets                                         (93.8)        (18.2)
  Increase (decrease) in:
    Trade payables and accrued expenses                   35.6         (37.9)
    Advance payments and unearned income                   3.1          24.0
    Income taxes                                         (13.8)        (33.5)
  Other                                                    4.9          15.9
                                                        ------        ------

Net cash provided by operating activities                 62.9          66.5
                                                        ------        ------

Cash flows from investing activities
  Additions of plant and equipment-net of
    normal disposals                                    (195.9)       (137.4)
                                                        ------        ------

Net cash used in investing activities                   (195.9)       (137.4)
                                                        ------        ------

Cash flows from financing activities
  Increase in short-term debt                              4.7          64.0
  Increase (decrease) in long-term debt                  112.4          (7.9)
  Proceeds from sale of Common Stock                       6.8           4.8
  Purchase of Common Stock for treasury                  (25.9)        (29.0)
  Cash dividends                                         (39.6)        (36.2)
  Dividend-in-kind                                           -          (8.4)
                                                        ------        ------

Net cash provided by (used in) financing activities       58.4         (12.7)
                                                        ------        ------

Effect of exchange rate changes on cash and cash
  equivalents                                             (2.2)          1.7
                                                        ------        ------

Net decrease in cash and cash equivalents                (76.8)        (81.9)
Cash and cash equivalents, beginning of year             119.3         139.1
                                                        ------        ------
Cash and cash equivalents, end of quarter               $ 42.5        $ 57.2
                                                        ======        ======

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 1996

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


Note B -- Litigation
- - --------------------

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


Note C -- Long-Term Debt
- - ------------------------

On January 16, 1996, the Corporation issued $100 million 7% debentures, due January 15, 2026. Proceeds from the issuance were used for general corporate purposes, including the refinancing of a portion of long-term debt.

MANAGEMENT'S DISCUSSION AND ANALYSIS
- - ------------------------------------

Sales and net income for the third quarter were higher than the same period last year by 3.0 percent and 16.3 percent, respectively. Sales for the first three quarters increased 3.5 percent over the same period a year ago, while net income increased by 16.2 percent.

Segment sales, operating profit, and net income are as follows:



                                                 Quarter Ended                              Three Quarters Ended
                                   ---------------------------------------         ---------------------------------------
                                   March 31      March 31       Percent            March 31      March 31        Percent
                                     1996          1995         Inc./(Dec)           1996          1995         Inc./(Dec)
                                   ---------------------------------------         ---------------------------------------
                                                                    (Dollars in millions)
NET SALES
Electronic Systems                  $234.1         $250.5           (6.5)          $  683.9       $  772.2        (11.4)
Semiconductor                        169.5          160.8            5.4              522.2          474.7         10.0
Communications                       196.7          189.0            4.1              590.1          532.7         10.8
Lanier Worldwide                     275.6          250.1           10.2              813.0          741.2          9.7
                                    ------         ------                          --------       --------
Total                               $875.9         $850.4            3.0           $2,609.2       $2,520.8          3.5
                                    ======         ======                          ========       ========
OPERATING PROFIT
Electronic Systems                  $ 19.6         $ 23.5          (16.6)            $ 57.0         $ 71.6        (20.4)
Semiconductor                         29.0           17.9           62.0               68.4           47.0         45.5
Communications                        19.0           17.0           11.8               55.0           46.9         17.3
Lanier Worldwide                      27.1           23.9           13.4               80.5           70.3         14.5
Corporate Expense                     (9.1)          (6.5)          40.0              (29.7)         (31.4)        (5.4)
Interest Expense                     (17.6)         (17.3)           1.7              (49.5)         (48.1)         2.9
                                    ------         ------                          --------       --------
  Total                             $ 68.0         $ 58.5           16.2             $181.7         $156.3         16.3
                                    ======         ======                          ========       ========

NET INCOME
Electronic Systems                   $ 6.7          $ 9.7          (30.9)            $ 20.6         $ 28.1        (26.7)
Semiconductor                         16.0           10.2           56.9               35.4           23.0         53.9
Communications                         9.3            7.6           22.4               26.3           21.6         21.8
Lanier Worldwide                      12.2           10.5           16.2               35.8           28.9         23.9
                                    ------         ------                          --------       --------
Total                                $44.2          $38.0           16.3             $118.1         $101.6         16.2
                                    ======         ======                          ========       ========

Third quarter and year-to-date sales and earnings at the Electronic Systems segment were adversely affected by lower sales and losses in the energy management systems business and continued competitive pressure in parts of the defense-related businesses. Year-to-date earnings were also impacted by a write-off on a development program.

Semiconductor segment sales and earnings for the third quarter and the year have benefited from strong performance of power control products and military and space products. The segment reported continuing improvement in operating margins and increased patent royalty income.

Third quarter and year-to-date increases in Communications segment sales and earnings were led by the segment's telecommunications and wireless businesses, particularly microwave systems, broadcast products, and the telephone test equipment business.

Strong sales in the domestic office products business resulted in increased sales and earnings at the Lanier Worldwide segment for the third quarter and year-to-date.

Cost of sales as a percentage of net sales decreased to 66.0 percent in the third quarter and 66.6 percent year-to-date compared to 68.0 percent and 68.6
percent for the respective periods last year.   The decreases were due to
higher gross margins in the Semiconductor and Communications segments.

Engineering, selling, and administrative expenses as a percentage of net sales increased to 26.2 percent in the third quarter and 25.4 percent year-to-date compared to 23.7 and 24.0 for the same periods last year. Increases within the Semiconductor and Communications segments in research and development and marketing expenditures contributed to the higher operating expense ratios.

A slight increase in interest rates and higher levels of borrowing resulted in increased interest expense for the quarter and year-to-date. "Other-net" expense for the third quarter decreased due to foreign currency gains and increased gains on the sale of investment securities.

The provision for income taxes as a percentage of pretax income was 35.0 percent in the third quarter and year-to-date for both years. The statutory federal tax rates for both periods was 35.0 percent.

Income as a percentage of sales was 5.0 percent and 4.5 percent for the third quarter and year-to-date, compared to 4.5 percent and 4.0 percent in the same periods last year for the previously stated reasons.

Working capital increased slightly from $755.4 million at June 30, 1995 to $756.2 million at the end of the third quarter. The Corporation anticipates that the requirement for funds to finance operations during the remainder of fiscal 1996 will be met by cash flow from operations and borrowing capacity. The Corporation also anticipates refinancing a portion of its short-term debt with long-term borrowings prior to June 30, 1996.

PART II OTHER INFORMATION
- - -------------------------

Item 5.  Other Information
         -----------------

             On January 10, 1996, the Registrant filed with the Securities and Exchange Commission (the "Commission"), pursuant to Rule 424(b)(5) under the Securities Act of 1933, as amended, a Prospectus, dated January 10, 1996, relating to the offer and sale of $100,000,000 aggregate principal amount of the Registrant's 7% Debentures, due January 15, 2026. The Prospectus and Prospectus Supplement form part of the Registrant's Registration Statement on Form S-3 (Commission File No. 33-35315) (the "Registration Statement") that was declared effective by the Commission on October 3, 1990, which Registration Statement originally registered $200,000,000 aggregate principal amount of the Registrant's debt securities.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

     (a) Exhibits:

   (3(i)) Restated Certificate of Incorporation of Harris Corporation (1995)

  (3(ii)) By-Laws of Harris Corporation as in effect February 23, 1996

    (11)  Statement re:  computation of per share earnings.

    (27)  Financial Data Schedule

     (b) Reports on Form 8-K.

         The Registrant filed with the Commission two Current Reports on Form 8-K dated January 4 and January 10, 1996, respectively, relating to the offer and sale of the Registrant's 7% Debentures described in Item 5.



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

                                            HARRIS CORPORATION
                                            ---------------------------------
                                            (Registrant)

Date:  May 1, 1996                       By:/s/Bryan R. Roub
                                            ---------------------------------
                                            Bryan R. Roub
                                            Senior Vice President and
                                             Chief Financial Officer