Form 10-K405
period 1996-06-30
HARRIS CORP /DE/
filed 1996-09-18
CIK 202058

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1996            COMMISSION FILE NUMBER 1-3863

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

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                   YES X   NO __

     Indicate by check mark if disclosure of delinquent filers pursuant to
Section 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of August 30, 1996 is $2,370,000,000.

     The number of shares outstanding of the registrant's class of common stock, as of August 30, 1996 is 38,955,394.

                      DOCUMENTS INCORPORATED BY REFERENCE
                    Proxy Statement filed September 16, 1996
                   (Incorporated by Reference into Part III).

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

     The Company's four core businesses were carried out during fiscal 1996 through three business sectors and a subsidiary, which correspond to its business segments used for financial reporting purposes: Communications Sector, Semiconductor Sector, Lanier Worldwide, Inc. and Electronic Systems Sector. Harris structures its operations primarily around the markets it serves. Its operating divisions, which are the basic operating units, have been organized on the basis of technology and markets. For the most part, each operating division has its own marketing, engineering, manufacturing and service organizations. Reference is made to the Note Business Segments in the Notes to Financial Statements for further information with respect to business sectors and the subsidiary.

     Total sales in fiscal 1996 increased to $3.6 billion from $3.4 billion a year earlier. Total sales in the United States were relatively unchanged while international sales, which amounted to 33 percent of the corporate total, increased 19 percent. Net income increased 15 percent to $178.4 million from $154.5 million.

     The Company's three business sectors and the subsidiary and their principal products are as follows:

     Communications Sector: produces broadcast, radio-communication, and telecommunication products and systems, including transmitters and studio equipment for radio and television, Digital TV (formerly HDTV), HF, VHF and UHF radio-communication equipment, microwave radios, digital telephone switches, telephone subscriber-loop equipment, and in-building paging equipment.

     Semiconductor Sector: produces advanced analog, digital and mixed-signal integrated circuits and discrete semiconductors for power, signal processing, data-acquisition, and logic applications for automotive systems, wireless communications, telecommunications line cards, video and imaging systems, industrial equipment, computer peripherals, and military and aerospace systems.

     Lanier Worldwide, Inc.: sells, distributes, services, supports and provides supplies for copying systems, facsimile systems and networks, dictation systems, optical-based electronic-image management systems, continuous recording systems and PC-based health care management systems.

     Electronic Systems Sector: engages in advanced design and development, and produces leading-edge information processing and communication systems and software for defense, air traffic, aerospace, energy management, law enforcement, and newspaper composition market applications.

     The financial results shown in the tables on page 2 are presented to comply with current financial accounting standards relating to business segment reporting. Information concerning the identifiable assets of the Company's business segments is contained in the Note Business Segments in the Notes to Financial Statements. In calculating operating profit, allocations of certain expenses among the business segments involve the exercise of business judgment. Intersegment sales are accounted for at prices comparable to those paid by unaffiliated customers.

               NET SALES AND OPERATING PROFIT BY BUSINESS SEGMENT

                             (DOLLARS IN MILLIONS)

                                   NET SALES

           YEAR ENDED          COMMUNI-       SEMI-        LANIER      ELECTRONIC
             JUNE 30           CATIONS       CONDUCTOR    WORLDWIDE     SYSTEMS         TOTAL
     -----------------------  ----------     --------     --------     ----------     ---------
     1994...................    $628.2        $635.3     $  943.7       $1,128.9      $ 3,336.1
     1995...................     724.8         658.7      1,024.8        1,035.8        3,444.1
     1996...................     841.6         707.7      1,117.2          954.7        3,621.2

                                OPERATING PROFIT

           YEAR ENDED        COMMUNI-     SEMI-      LANIER      ELECTRONIC  CORPORATE   INTEREST
             JUNE 30         CATIONS     CONDUCTOR   WORLDWIDE   SYSTEMS     EXPENSE     EXPENSE     TOTAL
     ----------------------- -------     -------     -------     -------     -------     -------     ------
     1994...................  $57.6      $ 70.2      $ 89.8      $101.3      $(67.1 )*   $(58.3 )    $193.5
     1995...................   68.5        83.0       105.7        95.5       (49.7 )     (65.4 )     237.6
     1996...................   82.4       101.0       120.7        76.7       (43.9 )     (62.5 )     274.4

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

     Sales in fiscal 1996 for this business segment increased 16 percent to $841.6 million from $724.8 million. The sector recorded operating profit of $82.4 million, up from $68.5 million in fiscal 1995. The sector contributed 23 percent of Company sales in fiscal 1996 and 21 percent in fiscal 1995.

     The sector is a worldwide supplier of voice and data digital network switches and private-branch exchanges (PBXs) to long-distance carriers, utilities, corporations and government agencies.

     The sector also supplies telecommunication products and systems under the Dracon trademark, including telephone test systems and tools.

     Under the Farinon trademark, the sector is the largest producer of low- and medium-capacity analog and digital microwave systems in North America.

     The sector is the leading supplier of radio and television broadcast transmission equipment and radio-studio equipment in the United States and provided the nation's first advanced television transmitter to broadcast digital television. The sector's products include radio and television transmitters, antennas, and audio, remote-control and video production systems. The sector is also a leading supplier of mobile broadcast units.

     The sector is a leading supplier of two-way HF, VHF and UHF radio equipment and offers a comprehensive line of products and systems for long- and short-distance communications. The sector also designs and installs turnkey communication systems involving a variety of communication technologies, including HF, VHF, microwave, and switching systems with command and control centers. The products are sold to commercial and government customers worldwide.

     Internationally, particularly in the emerging markets, the sector designs, sells, installs and services communication systems involving radio and television broadcasting equipment and long- and short-range radios on both a product and a turnkey system basis.

     Principal customers for products of the Communications Sector include foreign and domestic commercial and industrial firms, radio and TV broadcasters, telephone companies, governmental and military agencies, utilities, construction companies and oil producers.

     In general, these products are sold and serviced domestically directly to customers through the sales organizations of the operating divisions and through established distribution channels. Internationally, the sector markets and sells its products and services through established distribution channels. See "International Business."

     The backlog of unfilled orders for this segment of Harris' business was $343 million at June 30, 1996, substantially all of which is expected to be filled during the 1997 fiscal year, compared with $309 million a year earlier.

SEMICONDUCTOR

     The Semiconductor Sector of the Company produces advanced analog, digital, power and mixed-signal integrated circuits and discrete semiconductors for data-acquisition, signal processing, logic and power applications that demand the highest levels of performance in terms of speed, precision, low power consumption and reliability, often in harsh environments.

     Sales in fiscal 1996 for this business segment increased 7 percent to $707.7 million from $658.7 million in fiscal 1995. The sector's operating profit was $101.0 million in fiscal 1996, compared with $83.0 million in fiscal 1995. The sector contributed 20 percent of Company sales in fiscal 1996 and 19 percent of Company sales in fiscal 1995.

     The sector produces discrete-power products, including MOS (metal oxide semiconductors) power devices, transistors, rectifiers, power control circuits and transient suppression products. The sector pioneered development of "intelligent-power" technology which permits the combination of analog, logic and power circuits on the same chip. In addition to industrial and electronic data processing (EDP) applications for motor controllers and power supplies, these products are widely used in automotive electronic systems, such as automotive ignition systems, anti-lock braking and engine controls, and instrument displays.

     The sector is a major supplier of devices addressing the communications market through the provision of complex functions, including wireless, broadband and data conversion components. In addition, the sector is a leader in mixed-signal telecommunication line card applications, including SLICs (subscriber line interface circuits), CODECs (Coder/Decoder), and cross-point switches used in private-branch-exchange (PBX) systems and of other circuits for cellular communications, high resolution medical imaging, broadcast and interactive cable video, and military radar systems.

     The sector is a major supplier of integrated circuits and discrete devices to the military and aerospace markets, with an emphasis on commercial and military space applications, and radiation hardened circuits. The sector also supplies custom and semicustom integrated circuits, known as application specific integrated circuits (ASICs), designed for high-performance commercial and military applications. The sector's circuits are based on CMOS (complementary metal oxide semiconductor), bipolar analog, power analog/digital and other process technologies.

     Principal customers for the sector's products include video imaging, EDP, communications, telephone, industrial, medical and other electronic equipment manufacturers, automobile manufacturers, defense contractors and U.S. government agencies. In general, these products are sold directly to customers through a worldwide sales organization, which includes independent manufacturers' representatives, and to distributors, who, in turn, resell to their customers. Internationally, this sector also sells through distributors. See "International Business."

     The integrated circuit industry and technology are characterized by intense competition and rapid advances in product performance. In addition to its own research and development, Harris is a party to technology development and exchange agreements with other companies to develop new and expanded technologies.

     The backlog of unfilled orders for this segment of Harris' business was $356 million at June 30, 1996, substantially all of which is expected to be filled during the 1997 fiscal year, compared with $354 million a year earlier.

LANIER WORLDWIDE

     Lanier Worldwide, Inc. is a wholly-owned subsidiary of Harris which markets, sells, and services office equipment and business communication products.

     Sales in fiscal 1996 for this business segment increased 9 percent to $1,117.2 million from $1,024.8 million in fiscal year 1995. Operating profit was $120.7 million, up from $105.7 million last year. Lanier Worldwide contributed 31 percent of Company sales in fiscal 1996 and 30 percent in 1995.

     Through a global network of direct sales and service centers and authorized dealers, Lanier Worldwide provides copying, dictation, continuous recording, facsimile products and systems and multi-functional devices. The subsidiary also provides facilities management operations and other related services. Lanier Worldwide leases certain of these products to customers on a short-term basis.

     Due to the nature of its business, backlog of unfilled orders is not considered significant to an understanding of this segment's business.

ELECTRONIC SYSTEMS

     The Electronic Systems Sector of Harris is composed of several operating divisions and is engaged in advanced research, design, development and production of advanced information processing and communication systems and sub-systems for government and commercial organizations in the United States and overseas. Applications of the sector's state-of-the-art technologies include air traffic control, advanced aerospace products, energy management systems, testing of complex electronics systems, newspaper composition and information management systems.

     The Electronic Systems Sector is a major supplier of advanced-technology and electronic systems to the United States Department of Defense, the Federal Aviation Administration, National Aeronautics and Space Administration, Federal Bureau of Investigation and other federal and local government agencies, aircraft manufacturers, airports, electric utilities, newspapers and publishing houses.

     Sales in fiscal 1996 for this business segment decreased 8 percent to $954.7 million from $1,035.8 million in fiscal 1995. Operating profit of $76.7 million decreased from $95.5 million in the previous year. This sector contributed 26 percent of Company sales in fiscal 1996 and 30 percent in 1995.

     The sector is a leading supplier of air-traffic control communication systems. The sector is also a major supplier of custom aircraft and spaceborne communication and information processing systems, a leading supplier of terrestrial and satellite communication systems and a preeminent supplier of super-high-frequency military satellite ground terminals for the Department of Defense.

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

     The backlog of unfilled orders for this segment of Harris' business was $607 million at June 30, 1996, substantially all of which is expected to be filled during the 1997 fiscal year, compared with $568 million a year earlier.

INTERNATIONAL BUSINESS

     Sales in fiscal 1996 of products exported from the United States or manufactured abroad were $1,206 million or 33 percent of the corporate total, compared with $1,016 million or 30 percent of the corporate total in fiscal 1995 and $982 million (29 percent) in fiscal 1994. Exports from the United States, principally to Europe and Asia, totalled $632 million or 52 percent of the international sales in fiscal 1996, $525 million or 52 percent of the international sales in fiscal 1995 and $388 million or 40 percent in fiscal 1994 of the international sales.

     Foreign operations represented 16 percent of consolidated net sales and 21 percent of consolidated total assets as of June 30, 1996. Electronic products and systems are produced principally in the United States and international electronic revenues are derived primarily from exports. Semiconductor assembly facilities are located in Malaysia and Ireland and electronic products assembly facilities are located in Canada and England.

     International marketing activities are conducted through subsidiaries which operate in Canada, Europe, Central and South America, Asia and Australia. Reference is made to Exhibit 21 "Subsidiaries of the Registrant" for further information regarding foreign subsidiaries.

     Harris utilizes indirect sales channels, including dealers, distributors and sales representatives, in the marketing and sale of some lines of products and equipment, both domestically and internationally. These independent representatives may buy for resale, or, in some cases, solicit orders from commercial or governmental customers for direct sales by Harris. Prices to the ultimate customer in many instances may be recommended or established by the independent representative and may be on a basis which is above or below the Company's list prices. Such independent representative generally receives a discount from the Company's list prices and may mark-up such prices in setting the final sales prices paid by the customer. During the fiscal year, orders came from a large number of foreign countries, no one of which accounted for five percent of total orders.

     Certain of Harris' exports are paid for by letters of credit, with the balance either on an open account or installment note basis. Advance payments, progress payments or other similar payments received prior to or upon shipment often cover most of the related costs incurred. Performance guarantees by the Company are generally required on significant foreign government contracts.

     The particular economic, social and political conditions for business conducted outside the United States differ from those encountered by domestic business. Management believes that the composite business risk for the international business as a whole is somewhat greater than that faced by its domestic operations as a whole. International business may subject the Company to such risks as the laws and regulations of foreign governments relating to investments, operations, currency exchange controls, revaluations, taxes, and fluctuations of currencies; uncertainties as to local laws and enforcement of contract and intellectual property rights; occasional requirements for onerous contract clauses; and, in certain areas, rapid changes in governments and economic and political policies, the threat of international boycotts and United States anti-boycott legislation. Nevertheless, in the opinion of management, these risks are offset by the diversification of the international business and the protection provided by letters of credit and advance payments.

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

COMPETITION; PRINCIPAL CUSTOMERS; BACKLOG

     The Company operates in highly competitive businesses that are sensitive to technological advances. While successful product and systems development is not necessarily dependent on substantial financial resources, some of Harris' competitors in each of the sectors of its business are larger and can maintain higher levels of expenditures for research and development than Harris. Harris concentrates in each of its sectors on the market opportunities which management believes are compatible with its resources, overall technological capabilities and objectives. Principal competitive factors in these sectors are cost-effectiveness, product quality and reliability, service and ability to meet delivery schedules as well as, in international areas, the effectiveness of dealers.

     Sales to the U.S. government, which is the Company's only customer accounting for 10 percent or more of total sales, were 26 percent, 30 percent, and 35 percent of total sales in 1996, 1995 and 1994 respectively. It is not expected that Defense Department budget cutbacks will have a material effect on the profitability of the Company due in part to the Company's efforts to diversify and reduce its reliance on defense contracts.

     Harris' backlog of unfilled orders was approximately $1.3 billion at June 30, 1996 and $1.2 billion at June 30, 1995. Substantially all of the backlog orders at June 30, 1996 are expected to be filled by June 30, 1997.

RESEARCH AND ENGINEERING

     Research and engineering expenditures by Harris totaled approximately $603 million in 1996, $601 million in 1995 and $624 million in 1994. Company-sponsored research and product development costs were $160 million in 1996, $134 million in 1995 and $128 million in 1994. The balance was funded by government and commercial customers. Company-funded research is directed to the development of new products and to building technological capability in selected semiconductor, communications and electronic systems areas. Government-funded research helps strengthen and broaden the technical capabilities of Harris in its areas of interest. Almost all of the decentralized operating divisions maintain their own engineering and new product development departments, with scientific assistance provided by advanced-technology departments.

     Harris holds numerous patents which it considers, in the aggregate, to constitute an important asset. However, it does not consider its business or any sector to be materially dependent upon any single patent or any group of related patents. The Company is engaged in a pro-active patent licensing program especially in the Semiconductor Sector, and has entered into a number of unilateral license and cross-license agreements, many of which generate royalty income. Although existing license agreements have generated income in past years and will do so in the future, there can be no assurances the Company will enter into additional income producing agreements.

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

     Waste treatment facilities and pollution control equipment have been installed to satisfy legal requirements and to achieve the Company's waste minimization and prevention goals. An estimated $.3 million was spent on environmental capital projects in fiscal 1996. The Company currently forecasts authorization for environmental-related capital projects totalling $2.2 million in fiscal 1997. Such amounts may increase in future years. The Company anticipates that capital expenditures may be required over the next several years for compliance costs under the new Clean Air Act; however, considerable uncertainty remains with regard to estimates of such capital expenditures because the regulations have not yet been issued.

EMPLOYEES

     As of June 30, 1996, Harris had approximately 27,600 employees.

ITEM 2.  PROPERTIES

     Harris operates approximately 41 plants and approximately 400 offices in the United States, Canada, Europe, Central and South America, Asia and Australia consisting of about 7.1 million square feet of manufacturing, administrative, engineering and office facilities that are owned and about 3.4 million square feet of sales, office and manufacturing facilities that are leased. The leased facilities are occupied under leases for terms ranging from one year to 30 years, a majority of which can be terminated or renewed at no longer than five-year intervals at Harris' option. The location of the principal manufacturing plants owned by the Company in the United States and the sectors which utilize such plants are as follows: Electronic Systems -- Malabar, Melbourne and Palm Bay, Florida; Semiconductor -- Palm Bay, Florida; Findlay, Ohio; and Mountaintop, Pennsylvania; Communications -- Novato and Redwood Shores, California; San Antonio, Texas; Quincy, Illinois; and Rochester, New York; and Lanier Worldwide -- Atlanta, Georgia. Harris considers its facilities to be suitable and adequate for the purposes for which they are used.

     As of June 30, 1996, the following facilities were in productive use by
Harris:

                                                          SQ. FT. TOTAL     SQ. FT. TOTAL
              SECTOR                   FUNCTION               OWNED            LEASED
     -------------------------   ---------------------    -------------     -------------
     Electronic Systems          Office/Manufacturing       2,832,000           434,000
     Semiconductor               Office/Manufacturing       2,067,000            44,000
     Communications              Office/Manufacturing         855,000           671,000
     Lanier Worldwide            Office/Manufacturing         144,000           556,000

     OTHER
     Corporate                   Offices                    1,235,000            58,000
     Sales/Service               Offices                       13,700         1,684,000
                                                          -------------     -------------
          TOTALS                                            7,146,700         3,447,000

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, as a normal incident of the nature and kind of business in which the Company is engaged, various claims or charges are asserted and litigation commenced against the Company arising from or related to product liability; patents, trademarks, or trade secrets; breach of warranty; antitrust; distribution; or contractual relations. Claimed amounts may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court awards. In the opinion of management, final judgments, if any, which might be rendered against the Company in such litigation are reserved against or would not have a material adverse effect on the financial position or the business of the Company as a whole.

     Government contractors, such as the Company, engaged in supplying goods and services to the U.S. government are dependent on congressional appropriations and administrative allotment of funds and may be affected by changes in U.S. government policies. U.S. government contracts typically involve long-lead times for design and development and are subject to significant changes in contract scheduling and may be unilaterally modified or cancelled by the government. Often these contracts call for successful design and production of complex and technologically advanced items. The Company may participate in supplying goods and services to the U.S. government as either a prime contractor or a subcontractor to a prime contractor. Disputes may arise between the prime contractor and the government and the prime contractor and its subcontractor and may result in litigation between the contracting parties.

     From time to time, the Company, either individually or in conjunction with other U.S. government contractors, may be the subject of U.S. government investigations for alleged criminal or civil violations of procurement or other federal laws. These investigations may be conducted without the Company's knowledge. The Company is currently cooperating with certain government representatives in potential violations of the federal procurement laws. The Company is unable to predict the outcome of such investigations or to estimate the amounts of resulting claims or other actions that could be instituted against it, its officers or employees. Under present government procurement regulations, if indicted or adjudged in violation of procurement or other federal civil laws, a government contractor could be suspended or debarred from eligibility for awards of new government contracts for up to three years. In addition, a government contractor's foreign export control licenses could be suspended or revoked. Management does not believe that the outcome of these disputes or investigations will have any material adverse effect on the financial position or the business of the Company as a whole.

     In addition, the Company is subject to numerous federal and state environmental laws and regulatory requirements and is involved from time to time in investigations or litigation of various potential environmental issues concerning the ongoing conduct of its facilities or the remediation as a result of past activities. The Company from time to time receives notices from the United States Environmental Protection Agency and equivalent state environmental agencies that it is a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the "Superfund Act") and/or equivalent state legislation. Such notices assert potential liability for cleanup costs at various sites, most of which are non-Company owned treatment or disposal sites, allegedly containing hazardous substances attributable to the Company from past operations. The Company has been named as a PRP at only 10 such sites, excluding sites as to which the Company's records disclose no involvement or as to which the Company's liability has been finally determined; the Company expects to resolve most of such exposures on a de minimis basis. In the opinion of management, any payments the Company may be required to make as a result of these claims will not have a material adverse effect on the financial condition or the business of the Company as a whole.

     In August 1991, PLS, Inc., a California software company, filed suit against the Company in the Superior Court of California for San Diego County, alleging fraud, breach of contract and other charges. In December 1992, the jury returned a verdict in favor of the plaintiff. In May 1993, the court entered judgment against the Company for $13,379,000 in compensatory damages for eight years of lost profits, i.e. through September 1997 and $53,424,700 in punitive damages, together with attorney fees, interest and costs of suit. On July 23, 1996, the California Court of Appeal concluded there was insufficient evidence to support a finding of fraud and reversed the award of punitive damages. The Court of Appeal remanded the breach of contract matter to the lower court for retrial solely on the issue of compensatory damages with directions to limit the period of time for which damages can be awarded from approximately October 1989 to July 15, 1991. In light of the Court of Appeal's opinion, it is management's belief that the ultimate outcome of this litigation will not have a material effect on the Company's financial results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF SEPTEMBER 1, 1996.* (SEE ALSO ITEM 10 OF PART III).

                                         EXECUTIVE                BUSINESS EXPERIENCE DURING
         NAME           AGE             OFFICE HELD                     PAST FIVE YEARS
- ------------------------------   -------------------------   -------------------------------------
Phillip W. Farmer        58      Chairman, President and     Chairman of the Board and Chief
                                   Chief Executive Officer     Executive Officer since July, 1995.
                                                               President since April, 1993. Chief
                                                               Operating Officer 1993-95.
                                                               Executive Vice President and Acting
                                                               President -- Semiconductor Sector,
                                                               1991 to 1993. President --
                                                               Electronic Systems Sector, 1989 to
                                                               1991. Senior Vice President --
                                                               Sector Executive, 1988 to 1989.
                                                               Vice President -- Palm Bay
                                                               Operations, 1986 to 1988. Vice
                                                               President -- General Manager,
                                                               Government Support Systems
                                                               Division, 1982 to 1986. Director
                                                               since 1993.

Wesley E. Cantrell       61      President and               President and Chief Executive
                                   Chief Executive             Officer, Lanier Worldwide, Inc.
                                   Officer,                    since March, 1987. Senior Vice
                                   Lanier Worldwide, Inc.      President -- Sector Executive,
                                                               Lanier Business Products Sector,
                                                               1985 to 1987. President, Lanier
                                                               Business Products, 1977 to 1987.
                                                               Executive Vice President and
                                                               National Sales Manager, Lanier
                                                               Business Products, 1972 to 1977.
                                                               Vice President, Lanier Business
                                                               Products, 1966 to 1972. Employed by
                                                               Lanier Business Products since
                                                               1955.

John C. Garrett          53      President --                President -- Semiconductor Sector
                                   Semiconductor Sector        since April, 1993. Formerly
                                                               Executive Vice President,
                                                               Industrial Business, Square D
                                                               Company 1987 to 1993, and various
                                                               general management assignments with
                                                               General Electric Company 1964 to
                                                               1987.

Guy W. Numann            64      President --                President -- Communications Sector
                                   Communications Sector       since August, 1989. Senior Vice
                                                               President -- Sector Executive, 1984
                                                               to 1989. Vice President -- Group
                                                               Executive, RF Communications Group,
                                                               1983 to 1984. Vice President --
                                                               General Manager, RF Communications
                                                               Division, 1974 to 1983. Vice
                                                               President -- Engineering, RF
                                                               Communications Division, 1970 to
                                                               1974.

- ---------------

*This listing identifies the executive officers of the Company, as defined pursuant to the Securities Exchange Act of 1934, as well as all other corporate officers.

                                         EXECUTIVE                BUSINESS EXPERIENCE DURING
         NAME           AGE             OFFICE HELD                     PAST FIVE YEARS
- ------------------------------   -------------------------   -------------------------------------
Albert E. Smith          46      President -- Electronics    President -- Electronics System
                                   System Sector               Sector since April, 1996. Formerly
                                                               President -- Space Systems
                                                               Division, Lockheed Martin, June
                                                               1994 to April 1996. Various
                                                               management assignments with
                                                               Lockheed Corporation, 1985 to June
                                                               1994.

Bryan R. Roub            55      Senior Vice President --    Senior Vice President -- Finance
                                   Chief Financial Officer     since July, 1984. Formerly with
                                                               Midland-Ross Corporation in the
                                                               capacities of Executive Vice
                                                               President -- Finance, 1982 to 1984;
                                                               Senior Vice President, 1981 to
                                                               1982; Vice President and
                                                               Controller, 1977 to 1981; and
                                                               Controller, 1973 to 1977.

Richard L. Ballantyne    56      Vice President -- General   Vice President -- General Counsel and
                                   Counsel and Secretary       Secretary since November, 1989.
                                                               Formerly Vice President -- General
                                                               Counsel and Secretary, Prime
                                                               Computer, Inc., 1982 to 1989.

James L. Christie        44      Vice President --           Vice President -- Internal Audit
                                   Internal Audit              since August, 1992. Director --
                                                               Internal Audit, 1986 to 1992.
                                                               Formerly Director -- Internal Audit
                                                               and Division Controller at Harris
                                                               Graphics Corporation, 1985 to 1986.
                                                               Various corporate and division
                                                               financial positions at Harris, 1978
                                                               to 1985.

Robert W. Fay            49      Vice President --           Vice President -- Controller since
                                   Controller                  January, 1993. Acting Vice
                                                               President -- Controller,
                                                               Semiconductor Sector, 1991 to 1993.
                                                               Vice President -- Treasurer, 1988
                                                               to 1993. Treasurer, 1985 to 1988.
                                                               Director -- Financial Operations,
                                                               Semiconductor Sector, 1984 to 1985.
                                                               Controller -- Bipolar Digital
                                                               Semiconductor Division, 1981 to
                                                               1984. Manager -- Corporate Finance
                                                               and Cash Management, 1978 to 1981.

Nick E. Heldreth         54      Vice President --           Vice President -- Human Resources
                                   Human Resources             since June, 1986. Formerly Vice
                                                               President -- Personnel and
                                                               Industrial Relations, Commercial
                                                               Products Division, Pratt & Whitney
                                                               and various related assignments
                                                               with United Technologies Corporation,
                                                               1974 to 1986.

                                         EXECUTIVE                BUSINESS EXPERIENCE DURING
         NAME           AGE             OFFICE HELD                     PAST FIVE YEARS
- ------------------------------   -------------------------   -------------------------------------
John G. Johnson          60      Vice President --           Vice President -- Quality and New
                                   Quality and                 Processes since 1994. Formerly Vice
                                   New Processes               President and Program Manager of
                                                               Core Program. Various management
                                                               assignments with the Electronic
                                                               Systems Sector, 1962-1994.

Herbert N. McCauley      63      Vice President --           Vice President -- Information
                                   Information Management      Management since August, 1980. In
                                                               July 1996, also Vice President --
                                                               General Manager, Telecommunications
                                                               Systems Division. Director --
                                                               Management Information Systems,
                                                               1976 to 1980.

Ronald R. Spoehel        38      Vice President --           Vice President -- Corporate
                                   Corporate Development       Development since October, 1994.
                                                               Formerly, Senior Vice President,
                                                               ICF Kaiser International, Inc., in
                                                               various general management
                                                               assignments including member of the
                                                               office of the chairman, chief
                                                               financial officer, and treasurer,
                                                               1990 to 1994; and, Vice President,
                                                               Investment Banking, Lehman Brothers
                                                               (formerly Shearson Lehman Hutton
                                                               Inc.), 1985 to 1990.

David S. Wasserman       53      Vice President --           Vice President -- Treasurer since
                                   Treasurer                   January, 1993. Vice President --
                                                               Taxes 1987 to 1993. Formerly Senior
                                                               Vice President, Midland-Ross
                                                               Corporation, 1979 to 1987.

     There is no family relationship between any of the Company's executive officers or directors. All of the Company's executive officers are elected by and serve at the pleasure of the Board of Directors.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Harris Corporation Common Stock, par value $1 per share (the "Common Stock"), is listed on the New York Stock Exchange, Inc. and is also traded on the Boston, Chicago, Philadelphia and Pacific Stock Exchanges and through the Intermarket Trading System. As of August 30, 1996, there were 9,125 holders of record of the Common Stock.

     The high and low closing prices as reported in the consolidated transaction reporting system and the dividends paid on the Common Stock for each quarterly period in the last two fiscal years are reported below:

                                               PER SHARE AMOUNTS (IN DOLLARS)
                                  --------------------------------------------------------
                                                       QUARTERS ENDED
                                  --------------------------------------------------------
                                    9-30-95       12-31-95        3-31-96        6-30-96         TOTAL
                                  -----------    -----------    -----------    -----------    -----------
Fiscal 1996
  Dividends...................       $.34           $.34           $.34           $.34           $1.36
  Stock prices (high/low).....    61 3/8-51 1/2  60 5/8-50 3/4  68 7/8-48 7/8   68-57 5/8

                                    9-30-94       12-31-94        3-31-95        6-30-95         TOTAL
                                  -----------    -----------    -----------    -----------    -----------
Fiscal 1995
  Dividends...................       $.31           $.31           $.31           $.31           $1.24
  Stock Prices (high/low).....    49 1/8-41 3/8   48 7/8-38     48 3/8-40 1/2  53 3/8-46 3/8

     In August, 1996, the directors declared a quarterly cash dividend of 38 cents per share. The Company has paid cash dividends in every year since 1941.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes selected financial information of Harris Corporation and its subsidiaries for each year during the five year period ended June 30, 1996. This table should be read in conjunction with other financial information of Harris, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and financial statements included elsewhere herein.

                                              (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                         YEAR ENDED JUNE 30
                                    ------------------------------------------------------------
                                      1996         1995         1994         1993         1992
                                    --------     --------     --------     --------     --------
   Net sales.....................   $3,621.2     $3,444.1     $3,336.1     $3,099.1     $3,004.0
   Income from continuing
     operations before
     extraordinary item and
     cumulative effect of change
     in accounting principle.....      178.4        154.5        121.9        111.1         87.5
   Discontinued operations.......         --           --           --           --         (9.3)
   Extraordinary loss from early
     retirement of debt..........         --           --           --           --         (3.0)
   Cumulative effect of change in
     accounting principle........         --           --        (10.1)          --           --
   Net income....................      178.4        154.5        111.8        111.1         75.2
   Per share data:
     Income from continuing
        operations before
        extraordinary item and
        cumulative effect of
        change in accounting
        principle................       4.58         3.95         3.07         2.82         2.24
     Discontinued operations.....         --           --           --           --         (.24)
     Extraordinary loss..........         --           --           --           --         (.08)
     Cumulative effect of
        accounting change........         --           --         (.25)          --           --
     Net income..................       4.58         3.95         2.82         2.82         1.92
     Cash dividends..............       1.36         1.24         1.12         1.04         1.04
   Net working capital...........      757.8        755.4        893.6        792.5        768.9
   Total assets..................    3,206.7      2,836.0      2,677.1      2,542.0      2,483.8
   Long-term debt................      588.5        475.9        661.7        612.0        612.5

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The information in this review, along with Business Segment data shown on page 2, reflects the Company's continuing operations.

RESULTS OF OPERATIONS

FISCAL 1996 COMPARED WITH 1995 -- Sales in fiscal 1996 increased 5 percent while net income increased 15 percent.

     Communications segment sales increased 16 percent and net income increased 31 percent. The segment's strong growth in sales and earnings reflected strong demand in the segment's telecommunication and wireless businesses, particularly microwave systems, broadcast products, and telephone test equipment. International sales were higher than the previous year and account for 49 percent of total segment sales in fiscal 1996.

     Semiconductor segment sales increased 7 percent despite an industry-wide slowdown in new orders during the second half of the fiscal year. Strong sales of the segment's power control products, improved margins on military products, and increased royalty income contributed to the segment's 24 percent earnings growth.

     Sales in the Lanier Worldwide segment increased 9 percent while net income increased 24 percent. Sales and earnings were strong in both domestic and international markets.

     Electronic Systems segment sales and net income decreased 8 and 19 percent, respectively. Segment results were impacted by write-offs on development programs, whose production follow-on is unlikely, and significantly lower sales and losses in the segment's energy management business.

     Cost of sales, rentals, and services as a percentage of sales decreased to
66.4 percent from 67.6 percent in the prior year. Continuing margin improvement in the Semiconductor and Communications segments was offset in part by higher costs in the Electronic Systems segment. Engineering, selling, and administrative expenses as a percentage of sales increased to 25.2 percent from
24.3 percent last year. Higher marketing expenses and a 19 percent increase in corporation-sponsored research and development expenditures contributed to higher operating expenses.

     Interest income increased in 1996 due to an increase in the balance of notes receivable from customers. Interest expense decreased due to lower interest rates and an increase in the amount of interest capitalized. "Other-net" expense was $7.7 million lower in fiscal 1996 due to gains from foreign currency transactions.

     The provision for income taxes in fiscal 1996 and 1995 was 35.0 percent of income before income taxes.

CAPITAL EXPENDITURES -- Expenditures for land, buildings, and equipment totaled $225 million in 1996, up from $139 million in the prior year. In addition, during fiscal 1996, $68 million was invested in equipment for rental to customers, up from $65 million invested in the prior year. Substantially all of this investment in rental equipment is related to Lanier Worldwide products.

FISCAL 1995 COMPARED WITH 1994 -- Sales in fiscal 1995 increased 3 percent while income before cumulative effect of change in accounting principle increased 27 percent. Income for 1994 included a $17.8 million charge ($11.5 million after income taxes) for the Corporation's write-off of securities received from a prior-year sale of a discontinued business.

     Semiconductor segment sales increased 4 percent despite a significant decline in defense business. Strong sales of high-margin, commercial products more than offset the decline in military shipments. The segment reported a 37 percent increase in net income for the year. Segment earnings benefited from increased sales of core commercial products, continuing improvements in operating margins, and increased patent royalty income. These increases were partially offset by reduced gains from the ongoing sales of investment securities.

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

     Cost of sales, rentals, and services as a percentage of sales decreased to
67.6 percent from 68.2 percent in the prior year. Continuing margin improvement in the Semiconductor and Communications segments was offset in part by a higher cost ratio in the Electronic Systems segment. Engineering, selling, and administrative expenses as a percentage of sales were 24.3 percent in fiscal 1995, compared to 24.9 percent in the prior year. Electronic Systems segment operating expenses were sharply lower due to cost reduction efforts begun in the second quarter of fiscal 1995. Corporation-sponsored research and development expenditures were 5 percent more than the previous year's expenditures.

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

CAPITAL EXPENDITURES -- Expenditures for land, buildings, and equipment totaled $139 million in 1995 up from $115 million in the prior year. In addition, during fiscal 1995, $65 million was invested in equipment for rental to customers, up from $51 million invested in the prior year. Substantially all of this investment in rental equipment is related to Lanier Worldwide products.

FINANCIAL CONDITION

     Cash Position -- At June 30, 1996, cash and cash equivalents totaled $75 million, a decrease from $119 million at June 30, 1995. Marketable securities were $25 million at June 30, 1996.

     Receivables, Unbilled Costs, and Inventories -- Notes and accounts receivable amounted to $919 million at June 30, 1996, compared to $824 million a year earlier. The increase in receivables is proportionate with the increase in fourth quarter revenues. Unbilled costs and inventories increased $72 million over the prior year to $942 million. The increase in inventories and unbilled costs will support planned sales growth in fiscal 1997.

     Borrowing Arrangements -- The Corporation has available $500 million under revolving credit agreements until May 1, 2000. Under these agreements $208 million was outstanding at June 30, 1996. The Corporation also has available $238 million in open bank credit lines, of which $163 million was available at June 30, 1996. In addition, the Corporation filed a Registration Statement effective May 15, 1996 for $250 million of medium-term notes. No amounts are outstanding at June 30, 1996 for these notes; however, they may be offered to the public from time to time on terms to be determined by market conditions.

     Capitalization -- At June 30, 1996, debt totaled $772 million, representing
36.0 percent of total capitalization (defined as the sum of total debt plus shareholders' equity). A year earlier, debt of $646 million was 34.1 percent of total capitalization. Year-end long-term debt included $250 million of debentures, $317 million of notes payable to banks and insurance companies, and $22 million of other long-term debt.

     In 1996, the Corporation issued 319,902 shares of the Common Stock to employees under the terms of the Corporation's stock purchase, option, and incentive plans.

     The Corporation expects to maintain operating ratios, fixed-charge coverages, and balance-sheet ratios sufficient for retention of its present debt ratings.

     Retirement Plans -- Retirement benefits for substantially all of the Corporation's employees are provided primarily through a retirement plan having profit-sharing and savings elements. The Corporation also has non-contributory defined-benefit pension plans and provides limited health-care benefits to retirees who have 10 or more years of service. All obligations under the Corporation's retirement plans have been fully funded by the Corporation's contributions, the provision for which totaled $78 million during the 1996 fiscal year.

     Deferred Income Taxes -- The liability for non-current deferred income taxes was $62 million at June 30, 1996, up from $56 million a year earlier.

     Impact of Foreign Exchange -- Approximately 80 percent of the Corporation's international business is transacted in local currency environments. The impact is included as a component of Shareholders' Equity. At June 30, 1996, the cumulative translation adjustment reduced Shareholders' Equity by $16 million compared to a reduction of $10 million at June 30, 1995.

     The Corporation utilizes exchange rate agreements with customers and suppliers and foreign currency hedging instruments to minimize the currency risks of international transactions. Gains and losses resulting from currency rate fluctuations did not have a material effect on the Corporation's results in 1996, 1995, or 1994.

     Impact of Inflation -- To the extent feasible, the Corporation has consistently followed the practice of adjusting its prices to reflect the impact of inflation on wages and salaries for employees and the cost of purchased materials and services.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item, with respect to Directors of the Company, is incorporated herein by reference to the Company's Proxy Statement filed September 16, 1996. See also pages 9 through 11 of Part I above.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item, with respect to compensation of Directors and Executive Officers of the Company, is incorporated herein by reference to the Company's Proxy Statement filed September 16, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference to the Company's Proxy Statement filed September 16, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fiscal year ended June 30, 1996, there existed no relationships and there were no transactions reportable under this Item.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this report:

                                                                                         PAGE
         (1) Financial Statements:
              Consolidated Statement of Income -- Years ended June 30, 1996, 1995
               and 1994...........................................................        23
              Consolidated Statement of Retained Earnings --
                Years ended June 30, 1996, 1995 and 1994..........................        23
              Consolidated Balance Sheet -- June 30, 1996 and 1995................        24
              Consolidated Statement of Cash Flows --
                Years ended June 30, 1996, 1995 and 1994..........................        25
              Notes to Financial Statements.......................................        26
         (2) Financial Statement Schedules:
              For each of the three years in the period ended June 30, 1996.
                   Schedule II -- Valuation and Qualifying Accounts...............        33

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

        (3) Exhibits

             (3)(a) Restated Certificate of Incorporation of Harris Corporation (December 1995) is incorporated by reference to Exhibit 3(i) to the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1996.

             (3)(b) By-Laws of Harris Corporation as in effect February 23, 1996 are incorporated by reference to Exhibit 3(ii) to the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1996.

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

        (10) Material Contracts:

                *(a) Form of Senior Executive Severance Agreement.

                *(b) Harris Corporation Annual Incentive Plan.

                *(c) Harris Corporation Stock Incentive Plan and Form of Performance Share Award Agreement.

                *(d) Harris Corporation 1981 Stock Option Plan for Key Employees is incorporated herein by reference to Exhibit 10(d) of the Company's Annual Report on Form 10-K for the year ended June 30, 1991.

                *(e) Lanier Worldwide, Inc. Key Contributor Bonus Plan is incorporated herein by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

                *(f) Lanier Worldwide, Inc. Long-Term Incentive Plan for Key Employees is incorporated herein by reference to Exhibit 10(f) of the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

                *(g) Harris Corporation Retirement Plan.

                *(h) Harris Corporation Supplemental Executive Retirement Plan.

                *(i) Lanier Worldwide, Inc. Pension Plan is incorporated herein by reference to Exhibit 10(i) of the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

                *(j) Lanier Worldwide, Inc. Savings Incentive Plan is incorporated herein by reference to Exhibit 99 of the Company's Report on Form S-8, Commission file number 333-01747 filed March 15, 1996.

                *(k) Lanier Worldwide, Inc. Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit 10(k) of the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

                *(l) Directors Retirement Plan.

          (11) Statement regarding computation of net income per share.

          (21) Subsidiaries of the Registrant.

          (23) Consent of Ernst & Young LLP.

          (27) Financial Data Schedule.

     (b) Reports on Form 8-K.

           (1) On May 23, 1996, the Registrant filed with the Commission a Current Report on Form 8-K containing an Item 5 report with respect to certain litigation.

- ------------------
*Management contract or compensatory plan or arrangement.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            HARRIS CORPORATION
                                            (Registrant)
Dated: September 16, 1996

                                            By /s/  BRYAN R. ROUB
                                               ----------------------------
                                                       Bryan R. Roub
                                                Senior Vice President-Chief
                                                     Financial Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

               SIGNATURE                               TITLE                         DATE
- ---------------------------------------------------------------------------    ----------------
/s/  PHILLIP W. FARMER                  Chairman of the Board, President        September 16, 1996
- --------------------------------          and Chief Executive Officer
     Phillip W. Farmer                    (Principal Executive Officer)


/s/  BRYAN R. ROUB                      Senior Vice President -- Chief
- --------------------------------          Financial Officer
     Bryan R. Roub                        (Principal Financial Officer)


/s/  ROBERT W. FAY                      Vice President -- Controller
- --------------------------------          (Principal Accounting Officer)
     Robert W. Fay

/s/  ROBERT CIZIK                       Director
- --------------------------------
     Robert Cizik

/s/  LESTER E. COLEMAN                  Director
- --------------------------------
     Lester E. Coleman

/s/  ALFRED C. DECRANE, JR.             Director
- --------------------------------
     Alfred C. DeCrane, Jr.

/s/  RALPH D. DENUNZIO                  Director
- --------------------------------
     Ralph D. DeNunzio

/s/  JOSEPH L. DIONNE                   Director
- --------------------------------
     Joseph L. Dionne

/s/  JOHN T. HARTLEY                    Director
- --------------------------------
     John T. Hartley

/s/  KAREN KATEN                        Director
- --------------------------------
     Karen Katen

/s/  WALTER F. RAAB                     Director
- --------------------------------
     Walter F. Raab

/s/  ALEXANDER B. TROWBRIDGE            Director
- --------------------------------
     Alexander B. Trowbridge

                           ANNUAL REPORT ON FORM 10-K

                                     ITEM 8

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            YEAR ENDED JUNE 30, 1996

                               HARRIS CORPORATION

                               MELBOURNE, FLORIDA

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Harris Directors and Shareholders:

     We have audited the accompanying consolidated balance sheet of Harris Corporation and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, retained earnings, and cash flows for each of the three years in the period ended June 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harris Corporation and subsidiaries at June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in the Accounting Changes note to the financial statements, effective July 1, 1993, the Corporation changed its method of accounting for postretirement benefits other than pensions.

                                            ERNST & YOUNG LLP

Orlando, Florida
July 23, 1996

FINANCIAL STATEMENTS


CONSOLIDATED STATEMENT OF INCOME

                                                                       Years ended June 30
                                                                ---------------------------------
In millions except per share amounts                               1996        1995        1994
- -------------------------------------------------------------------------------------------------
REVENUE
Revenue from product sales and rentals                          $ 3,189.2   $ 3,032.2   $ 2,972.0
Revenue from services                                               432.0       411.9       364.1
Interest                                                             38.1        36.8        33.3
                                                                ---------------------------------
                                                                  3,659.3     3,480.9     3,369.4
COSTS AND EXPENSES
Cost of product sales and rentals                                 2,151.9     2,075.9     2,055.7
Cost of services                                                    252.7       252.6       219.1
Engineering, selling, and administrative expenses                   911.9       835.8       830.8
Interest                                                             62.5        65.4        58.3
Write-off of securities                                                --          --        17.8
Other-net                                                             5.9        13.6        (5.8)
                                                                ---------------------------------
                                                                  3,384.9     3,243.3     3,175.9
                                                                ---------------------------------
Income before income taxes                                          274.4       237.6       193.5
Income taxes                                                         96.0        83.1        71.6
                                                                ---------------------------------
Income before cumulative effect of change
   in accounting principle                                          178.4       154.5       121.9
Cumulative effect of change in accounting
   principle--net of income taxes                                      --          --       (10.1)
                                                                ---------------------------------
Net income                                                      $   178.4   $   154.5   $   111.8
                                                                =================================
Income per share:

   Before cumulative effect of change in accounting principle   $    4.58   $    3.95   $    3.07
   Cumulative effect of change in accounting principle                 --          --        (.25)
                                                                ---------------------------------
Net income per share                                            $    4.58   $    3.95   $    2.82
                                                                =========


CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                                                 Years ended June 30
                                                          -------------------------------
In millions except per share amounts                         1996        1995       1994
- -----------------------------------------------------------------------------------------

Balance at beginning of year                              $  969.4    $  943.1   $  906.7
Net income for the year                                      178.4       154.5      111.8
Cash dividends ($1.36 per share in 1996,
   $1.24 per share in 1995 and $1.12 per share in 1994)      (52.8)      (48.2)     (44.2)
Non-cash dividend                                               --       (55.2)        --
Treasury stock retired                                       (22.3)      (24.8)     (31.2)
                                                          -------------------------------
Balance at end of year                                    $1,072.7    $  969.4   $  943.1
                                                          ========

See Notes to Financial Statements



                                                          Harris Corporation  23

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET

                                                                      June 30
                                                               --------------------
In millions                                                      1996        1995
- -----------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                      $   74.6    $  119.3
Marketable securities                                              24.8        22.3
Receivables                                                       727.8       657.1
Unbilled costs and accrued earnings on fixed-price contracts      397.8       374.9
Inventories                                                       544.1       494.9
Deferred income taxes                                             171.8       142.2
                                                               --------------------
     Total current assets                                       1,940.9     1,810.7

OTHER ASSETS
Plant and equipment                                               721.7       581.0
Notes receivable--net                                             190.7       166.6
Intangibles resulting from acquisitions                           212.8       166.6
Other assets                                                      140.6       111.1
                                                               --------------------
                                                               $3,206.7    $2,836.0
                                                               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt                                                $  181.3    $   37.7
Trade accounts payable                                            209.0       168.7
Compensation and benefits                                         209.3       193.4
Other accrued items                                               190.8       168.4
Advance payments by customers                                      95.2        89.4
Unearned leasing and service income                               192.6       174.6
Income taxes                                                      102.7        90.5
Current portion of long-term debt                                   2.2       132.6
                                                               --------------------
     Total current liabilities                                  1,183.1     1,055.3

OTHER LIABILITIES
Deferred income taxes                                              62.2        56.0
Long-term debt                                                    588.5       475.9

SHAREHOLDERS' EQUITY
Preferred Stock, without par value:
   1,000,000 shares authorized; none issued
Common Stock, $1.00 par value: 250,000,000 shares
   authorized; issued and outstanding 38,871,603 shares
   in 1996 and 38,877,019 shares in 1995                           38.9        38.9
Other capital                                                     266.0       240.3
Retained earnings                                               1,072.7       969.4
Net unrealized gain on securities available for sale               11.1        12.2
Unearned compensation                                                .3        (1.7)
Cumulative translation adjustments                                (16.1)      (10.3)
                                                               --------------------
     Total Shareholders' Equity                                 1,372.9     1,248.8
                                                               --------------------
                                                               $3,206.7    $2,836.0
                                                               ========

See Notes to Financial Statements

24  Harris Corporation

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  Years ended June 30
                                                             -------------------------------
In millions                                                    1996        1995       1994
- --------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Income before cumulative effect
     of change in accounting principle                       $  178.4    $  154.5   $  121.9
   Adjustments to reconcile income to net cash
     provided by operating activities:
     Depreciation                                               158.1       155.0      145.7
     Amortization                                                12.6        10.3        7.7
     Non-current deferred income taxes                            7.4        33.3       12.1
   Changes in assets and liabilities:
     Receivables                                                (88.1)      (47.0)     (41.5)
     Unbilled costs and inventories                             (65.0)      (52.3)     (64.6)
     Trade payables and accrued liabilities                      63.7        (1.2)      39.5
     Advance payments and unearned income                        23.3        76.0       12.9
     Income taxes                                               (14.8)      (35.9)     (33.7)
   Other                                                        (13.8)       17.4       20.8
                                                             -------------------------------
       Net cash provided by operating activities                261.8       310.1      220.8

INVESTING ACTIVITIES
   Cash paid for acquired businesses                            (69.9)      (11.4)     (16.6)
   Capital expenditures:
     Plant and equipment                                       (225.4)     (139.3)    (115.2)
     Rental equipment                                           (67.5)      (64.9)     (50.8)
                                                             -------------------------------
       Net cash used in investing activities                   (362.8)     (215.6)    (182.6)

FINANCING ACTIVITIES
   Proceeds from borrowings                                   1,152.2       750.0      302.7
   Payments of borrowings                                    (1,025.3)     (787.8)    (267.1)
   Cash dividends                                               (52.8)      (56.6)     (44.2)
   Purchase of Common Stock for treasury                        (26.0)      (29.8)     (36.7)
   Proceeds from sale of Common Stock                             9.2         8.6       13.5
                                                             -------------------------------
       Net cash provided by (used in) financing activities       57.3      (115.6)     (31.8)
                                                             -------------------------------
Effect of translation on cash and cash equivalents               (1.0)        1.3        1.0
                                                             -------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (44.7)      (19.8)       7.4
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    119.3       139.1      131.7
                                                             -------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                       $   74.6    $  119.3   $  139.1
                                                             ========

See Notes to Financial Statements

                                                          Harris Corporation  25

NOTES TO FINANCIAL STATEMENTS

SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Corporation and its subsidiaries. These statements have been prepared in conformity with generally accepted accounting principles and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant intercompany transactions and accounts have been eliminated.

CASH EQUIVALENTS--Cash equivalents are temporary cash investments with a maturity of three months or less when purchased. These investments include accrued interest and are carried at the lower of cost or market.

MARKETABLE SECURITIES--Marketable securities are stated at fair value, with unrealized gains and losses, net of tax, included as a separate component of shareholders' equity. Realized gains and losses from marketable securities are determined using the specific identification method. The cost basis of marketable securities was $6.6 million at June 30, 1996, and $2.3 million at June 30, 1995. The amount of gross realized gains included in net income in 1996 and 1995 was not material.

INVENTORIES--Inventories are priced at the lower of cost (determined by average and first-in, first-out methods) or market.

PLANT AND EQUIPMENT--Plant and equipment are carried on the basis of cost. Depreciation of buildings, machinery, and equipment is computed by straight-line and accelerated methods. The estimated useful lives of buildings range between 5 and 50 years. The estimated useful lives of machinery and equipment range between 3 and 10 years. Depreciation of rental equipment is computed by the straight-line method using estimated useful lives between 3 and 5 years.

INTANGIBLES--Intangibles resulting from acquisitions are being amortized by the straight-line method principally over periods between 15 and 40 years. Recoverability of intangibles is assessed using estimated undiscounted cash flows of related operations.

INCOME TAXES--The Corporation follows the liability method of accounting for income taxes.

REVENUE RECOGNITION--Revenue is recognized from sales other than on long-term contracts when a product is shipped, from rentals as they accrue, and from services when performed. Revenue on long-term contracts is accounted for principally by the percentage-of-completion method whereby income is recognized based on the estimated stage of completion of individual contracts. Unearned income on service contracts is amortized by the straight-line method over the term of the contracts.

RETIREMENT BENEFITS--The Corporation and its subsidiaries provide retirement benefits to substantially all employees primarily through a retirement plan having profit-sharing and savings elements. Contributions by the Corporation to the retirement plan are based on profits and employees' savings with no other funding requirements. The Corporation may make additional contributions to the fund at its discretion. The Corporation also has non-contributory defined benefit pension plans which are fully funded.

Retirement benefits also include an unfunded limited healthcare plan for U.S.-based retirees and employees on long-term disability. In 1994, the Corporation began accruing the estimated cost of these medical benefits during an employee's active service life. The Corporation previously expensed the cost of these benefits on a pay-as-you-go basis.

FUTURES AND FORWARD CONTRACTS--Gains and losses on futures and forward contracts that qualify as hedges are deferred and recognized as an adjustment of the carrying amount of the hedged asset or liability or anticipated transaction.

FOREIGN CURRENCY TRANSLATION--The functional currency for most international subsidiaries is the local currency. Assets and liabilities are translated at current rates of exchange, and income and expense items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are recorded as a separate component of shareholders' equity.

UNEARNED COMPENSATION--Compensation resulting from performance shares granted under the Corporation's long-term incentive plan is amortized to expense over the vesting period of the performance shares and is adjusted for changes in the market value of the Common Stock.

EARNINGS PER SHARE--Income per share is based upon the weighted average number of common shares outstanding during each year.

RECLASSIFICATIONS--Certain prior-year amounts have been reclassified to conform with current year classifications.

26    Harris Corporation

ACCOUNTING CHANGES

In 1996, the Corporation adopted Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This standard establishes the method for evaluating and measuring possible write-downs of the carrying value of long-lived assets and certain intangibles. The adoption of this standard had no effect on the consolidated financial statements.

     In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." Under this standard, companies can elect, but are not required, to recognize compensation expense for all stock-based awards, using a fair value methodology. The Corporation intends to continue with its present method of providing compensation expense for certain stock-based performance awards while not providing compensation expense for stock options, and as required by the standard, in 1997 the Corporation will make pro forma disclosures of net income and earnings per share as if the new method had been applied.

     In 1994, the Corporation adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Healthcare benefits are provided on a limited cost-sharing basis to retirees who have 10 or more years of service and to employees on long-term disability. The cumulative effect at July 1, 1993, of adopting this standard resulted in a one-time charge of $10.1 million net of income tax benefits of $6.4 million.

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

CONTINGENCIES RESULTING FROM
DISCONTINUED OPERATION

In 1993, a jury in a California state court awarded a California software company $13.4 million in compensatory damages and $85.0 million in punitive damages against the Corporation. The court reduced the punitive damages to $53.4 million, and entered judgment for the compensatory and punitive damages, together with interest and costs of suit. The suit arose from an August 11, 1989, contract between the plaintiff and a discontinued operation of the Corporation. The Corporation appealed the award to the California Court of Appeal and on July 23, 1996, the court rendered its opinion. The court reversed the award of punitive damages. The breach of contract judgment was affirmed but remanded to the trial court solely on the issue of compensatory damages with directions to limit the period of time for which damages can be awarded. In light of the appeals court opinion, it is unlikely that the ultimate outcome of this litigation will have a material effect on the Corporation's financial results.

RECEIVABLES

Receivables are summarized below:

                                           -------------------
(In millions)                                1996         1995
- --------------------------------------------------------------
Accounts receivable                        $653.5       $588.3
Notes receivable due within one year--net   105.6         98.8
                                           ------
                                            759.1        687.1

Less allowances for collection losses        31.3         30.0
                                           ------
                                           $727.8       $657.1
                                           ======



INVENTORIES AND UNBILLED COSTS
Inventories are summarized below:

                                           -------------------
(In millions)                                1996         1995
- --------------------------------------------------------------

Finished products                          $160.9       $184.4
Work in process                             251.8        226.8
Raw materials and supplies                  131.4         83.7
                                           ------
                                           $544.1       $494.9
                                           ======


   Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $216.6 million in 1996 and $240.2 million in 1995.

PLANT AND EQUIPMENT

Plant and equipment are summarized below:

                                           -------------------
(In millions)                                1996         1995
- --------------------------------------------------------------
Land                                      $  31.5      $  30.2
Buildings                                   490.5        441.9
Machinery and equipment                   1,241.1      1,133.4
Rental equipment                            236.7        211.7
                                          -------
                                          1,999.8      1,817.2

Less allowances for depreciation          1,278.1      1,236.2
                                          -------
                                          $ 721.7      $ 581.0
                                          =======


INTANGIBLES

Accumulated amortization of intangible assets at June 30 was $52.3 million for 1996 and $43.1 million for 1995.

CREDIT ARRANGEMENTS

The Corporation maintains revolving credit agreements which provide for borrowing up to $500.0 million until May 2000. These agreements provide for advances under a competitive advance facility and a committed facility at various interest rates, as determined by a pricing matrix based upon the Corporation's long-term debt ratings


                                                        Harris Corporation    27

NOTES TO FINANCIAL STATEMENTS

assigned by Standard and Poor's Ratings Group and Moody's Investors Service. A facility fee is payable on the credit and determined in the same manner as the interest rates. The Corporation is not required to maintain compensating balances in connection with these agreements. Under these agreements, $208.3 million was outstanding at June 30, 1996, $100 million of which has been classified as long-term based on the Corporation's intent to maintain borrowings of at least that amount for the next year.

     The Corporation also has lines of credit for short-term financing aggregating $238.2 million from various U.S. and foreign banks, of which $163.0 million was available on June 30, 1996. These arrangements provide for borrowing at various interest rates, are reviewed annually for renewal, and may be used on such terms as the Corporation and the banks mutually agree. These lines do not require compensating balances.

   Short-term debt is summarized below:

                                           -------------------
(In millions)                                1996         1995
- --------------------------------------------------------------
Bank notes                                 $168.1        $33.1
Other                                        13.2          4.6
                                          -------
                                           $181.3        $37.7
                                          =======

LONG-TERM DEBT

Long-term debt includes the following:

                                           -------------------
(In millions)                                1996         1995
- --------------------------------------------------------------
Notes payable to bank                      $167.0       $150.0
10 3/8% debentures, due 2018                150.0        150.0
7% debenture, due 2028                      100.0           --
Notes payable to insurance companies        150.0        150.0
Other                                        21.5         25.9
                                          -------
                                           $588.5       $475.9
                                          =======      =======

     The weighted average interest rate for notes payable to banks was 6.5 percent in 1996 and 6.2 percent in 1995. The weighted average interest rate for notes payable to insurance companies was 9.7 percent in 1996 and 1995.

     Indentures and note agreements contain certain financial covenants including maintenance of at least $800.0 million of tangible net worth and total debt not to exceed 45 percent of total capital.

     Maturities on long-term debt for the five years following 1996 are: $2.2 million in 1997, $6.2 million in 1998, $57.4 million in 1999, $170.0 million in 2000, and $65.5 million in 2001.




SHAREHOLDERS' EQUITY

Changes in shareholders' equity accounts other than retained earnings are summarized as follows:

                                                        -----------------------------------------------------------------
                                                        Common                  Net Unrealized                Cumulative
                                                         Stock        Other        Gain on       Unearned     Translation
(In millions)                                           Amount       Capital      Securities   Compensation   Adjustments
- -------------------------------------------------------------------------------------------------------------------------
BALANCE AT JULY 1, 1993                                 $ 39.6       $216.3            --        $ (8.3)        $(13.0)
Shares issued under Stock Option Plan
  (315,747 shares)                                          .3         11.1            --            --             --
Shares granted under Stock Incentive Plans
  (257,909 shares)                                          .3          9.6            --          (9.8)            --
Compensation expense                                        --           --            --          10.7             --
Termination of shares granted under Stock
  Incentive Plans (126,638 shares)                         (.1)        (4.1)           --           4.2             --
Shares sold under Employee Stock Purchase
  Plans (47,904 shares)                                     --          2.1            --            --             --
Foreign currency translation adjustments                    --           --            --            --           (8.5)
Purchase and retirement of Common Stock for
  treasury (801,300 shares)                                (.8)        (4.7)           --            --             --
                                                        ---------------------------------------------------------------
BALANCE AT JUNE 30, 1994                                  39.3        230.3            --          (3.2)         (21.5)
Adjustment to beginning balance for change
  in accounting method, net of income taxes of $7.1         --           --          11.1            --             --
Shares issued under Stock Option Plan
  (136,058 shares)                                          .1          4.0            --            --             --
Shares granted under Stock Incentive Plans
  (249,950 shares)                                          .3         10.6            --         (10.9)            --
Compensation expense                                        --           --            --          11.8             --
Termination and award of shares granted
  under Stock Incentive Plans (202,536 shares)             (.2)        (4.7)           --            .6             --
Shares sold under Employee Stock Purchase
  Plans (98,929 shares)                                     .1          4.4            --            --             --
Change in unrealized gain on securities, net
  of income taxes of $.7                                    --           --           1.1            --             --
Foreign currency translation adjustments                    --           --            --            --           11.2
Purchase and retirement of Common Stock for
  treasury (703,500 shares)                                (.7)        (4.3)           --            --             --
                                                        ---------------------------------------------------------------
BALANCE AT JUNE 30, 1995                                  38.9        240.3          12.2          (1.7)         (10.3)

Shares issued under Stock Option Plan
  (110,945 shares)                                          .1          3.6            --            --             --
Shares granted under Stock Incentive
  Plans (122,750 shares)                                    .1          6.2            --          (6.3)            --
Compensation expense                                        --           --            --          10.0             --
Termination and award of shares granted
  under Stock Incentive Plans (131,692 shares)             (.1)        (2.1)           --          (1.7)            --
Shares sold under Employee Stock Purchase
  Plans (86,207 shares)                                     .1          5.0            --            --             --
Change in unrealized gain on securities,
  net of income taxes of $(.8)                              --           --          (1.1)           --             --
Foreign currency translation adjustments                    --           --            --            --           (5.8)
Purchase and retirement of Common Stock for
  treasury (481,000 shares)                                (.5)        (3.2)           --            --             --
Shares issued for acquisition of purchased
  company (287,374 shares)                                  .3         16.2            --            --             --
                                                        ---------------------------------------------------------------
BALANCE AT JUNE 30, 1996                                $ 38.9       $266.0        $ 11.1        $   .3         $(16.1)
                                                        ===============================================================

28   Harris Corporation

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

NON-CASH DIVIDEND

In 1995, the Corporation spun off as a tax-free dividend its computer systems business by distributing one share of Harris Computer Systems Corporation common stock for every twenty shares of the Corporation's Common Stock. Cash dividends shown in the Consolidated Statement of Cash Flows includes the $8.4 million cash balance of the Harris Computer System Corporation at the time of the spin-off; the remainder of the dividend was a non-cash transaction.

STOCK OPTIONS AND AWARDS

The following information relates to stock option and incentive stock awards. Option prices are 100 percent of market value on the date the options are granted. Option grants are for a maximum of ten years after dates of grant and may be exercised in installments.

                                 --------------------------------
                                 Number of        Option Prices
                                  Shares            Per Share
- -----------------------------------------------------------------
Exercised during the year:
  1994                            504,203        $14.38 to $38.63
  1995                            283,604        $23.75 to $50.50
  1996                            224,807        $14.38 to $57.75
Granted during 1996               353,251        $50.75 to $67.13
Expired during 1996                     -
Terminations during 1996           46,717        $24.88 to $61.25
Outstanding at June 30, 1995      605,492        $21.88 to $52.88
Outstanding at June 30, 1996      687,219        $14.38 to $67.13
Exercisable at June 30, 1995      508,251        $21.88 to $51.00
Exercisable at June 30, 1996      354,243        $14.38 to $61.25
                                 ================================

   The Corporation has a stock incentive plan for directors and key employees. Awards under this plan may include the grant of performance shares, restricted stock, stock options, stock appreciation rights, or other stock-based awards. The aggregate number of shares of Common Stock which may be awarded under the plan in each fiscal year is one percent of the total outstanding shares of Common Stock plus shares available from prior years. Performance shares outstanding were 502,611 at June 30, 1996; 625,551 at June 30, 1995; and 735,966
at June 30, 1994. Shares of Common Stock reserved for future awards under the plan were 1,148,818 at June 30, 1996; 1,046,717 at June 30, 1995; and 864,970 at
June 30, 1994.

   Under the Corporation's domestic retirement plan, employees may purchase a limited amount of the Corporation's Common Stock at 70 percent of current market value. Shares of Common Stock reserved for future purchases by the retirement plan were 1,275,361 at June 30, 1996.

RETIREMENT PLANS

Retirement and defined-benefit plans expense amounted to $77.6 million in 1996, $71.2 million in 1995, and $70.2 million in 1994.

RESEARCH AND DEVELOPMENT

Corporation-sponsored research and product development costs were $159.8 million in 1996, $133.9 million in 1995, and $127.7 million in 1994.

INTEREST EXPENSE

Total interest was $64.0 million in 1996, $65.4 million in 1995, and $58.6 million in 1994, of which $1.5 million was capitalized in 1996, and $.3 million was capitalized in 1994. Interest paid was $64.2 million in 1996, $64.8 million in 1995, and $59.0 million in 1994.

LEASE COMMITMENTS

Total rental expense amounted to $49.8 million in 1996, $52.7 million in 1995, and $52.9 million in 1994. Future minimum rental commitments under leases, primarily for land and buildings, amounted to approximately $156.0 million at June 30, 1996. These commitments for the years following 1996 are: 1997--$42.3 million, 1998--$26.4 million, 1999--$19.6 million, 2000--$14.5 million,
2001--$9.9 million, and $43.3 million thereafter.


                                                         Harris Corporation   29

NOTES TO FINANCIAL STATEMENTS


INCOME TAXES

The provisions for income taxes are summarized as follows:

                            ---------------------------------
(In millions)                 1996          1995         1994
- -------------------------------------------------------------
Current:
  United States             $ 82.3        $ 89.0        $50.0
  International               19.3          19.9         11.3
  State and local             17.3          11.7          4.9
                            ------
                             118.9         120.6         66.2
                            ------
Deferred:
  United States              (19.3)        (32.5)        (2.8)
  International                -            (4.7)         5.6
  State and local             (3.6)          (.3)         2.6
                            ------
                             (22.9)        (37.5)         5.4
                            ------
                            $ 96.0        $ 83.1        $71.6
                            ======


   The components of deferred income tax assets (liabilities) at June 30 are as follows:

                         ----------------------------------------------
                                1996                   1995
                         ----------------------------------------------
                         Current    Non-Current  Current    Non-Current
(In millions)            Deferred    Deferred    Deferred    Deferred
- -----------------------------------------------------------------------
Completed contracts      $ 18.7      $   --      $  7.1      $   --
Inventory valuations       16.8          --        13.5          --
Accruals                  133.4         8.6       117.6         7.3
Depreciation                 --       (61.6)         --       (54.3)
Leases                      (.8)      (20.5)        (.5)      (19.8)
International tax loss
  carryforwards              --         6.5          --         9.7
All other-net               3.7        11.3         4.5        16.8
                         ------------------
                          171.8       (55.7)      142.2       (40.3)
Valuation allowance          --        (6.5)         --       (15.7)
                         ------------------
                         $171.8      $(62.2)     $142.2      $(56.0)
                         ==================


   A reconciliation of the statutory United States income tax rate to the effective income tax rate follows:

                              -------------------------------
(In millions)                  1996         1995         1994
- -------------------------------------------------------------
Statutory U.S. income
  tax rate                    35.0%         35.0%        35.0%
State taxes                    3.2           3.1          2.6
International income          (3.2)         (4.0)         1.2
Tax benefits related
  to export sales             (2.1)         (1.4)        (3.1)
Nondeductible amortization      .7            .8           .9
Other items                    1.4           1.5           .4
                              ----
Effective income tax rate     35.0%         35.0%        37.0%
                              ====

   United States income taxes have not been provided on $479.1 million of undistributed earnings of international subsidiaries because of the Corporation's intention to reinvest these earnings. The determination of unrecognized deferred U.S. tax liability for the undistributed earnings of international subsidiaries is not practicable.

   Pretax income of international subsidiaries was $74.2 million in 1996, $63.2 million in 1995, and $55.9 million in 1994.

   Income taxes paid were $95.6 million in 1996, $79.2 million in 1995, and $80.2 million in 1994.

BUSINESS SEGMENTS

The Corporation is structured primarily around the markets it serves and operates in four business segments: Communications, Semiconductor, Lanier Worldwide, and Electronic Systems. The Communications segment produces broadcast, radio communications and telecommunications products and systems. The Semiconductor segment produces advanced analog, digital and mixed signal integrated circuits and discrete semiconductors for power, signal processing, data-acquisition, and logic applications. Lanier Worldwide sells and services copying and facsimile products, and PC-based healthcare management systems. The Electronic Systems segment engages in advanced research and develops, designs and produces advanced information processing and communication systems.

   Communication and electronic products and systems are produced principally in the United States with international revenues derived primarily from exports. Copying and facsimile products are produced principally in Asia with international revenues derived from the Corporation's international subsidiaries.

     Net sales and operating profit by segment are on page 34. That information is an integral part of these financial statements.

   Sales made to the U.S. Government by all segments (primarily Electronic Systems segment) were 25.7 percent of total sales in 1996, 30.4 percent of total sales in 1995, and 34.8 percent of total sales in 1994. Intersegment sales, which are insignificant, are accounted for at prices comparable to unaffiliated customers.



30    Harris Corporation

   Selected information by business segment and geographical area is summarized below:

                                 ------------------------------
(In millions)                        1996       1995       1994
- ---------------------------------------------------------------
IDENTIFIABLE ASSETS
Communications                   $  691.5   $  442.5   $  406.2
Semiconductor                       746.6      639.2      609.3
Lanier Worldwide                    867.1      831.6      738.6
Electronic Systems                  658.1      672.3      730.8
Corporate                           243.4      250.4      192.2
                                 --------
                                 $3,206.7   $2,836.0   $2,677.1
                                 ========

CAPITAL EXPENDITURES
Communications                   $   33.8   $   22.6   $   17.5
Semiconductor                       146.8       80.4       43.6
Lanier Worldwide                     11.7       12.3       12.9
Electronic Systems                   28.1       18.6       26.3
Corporate                             5.0        5.4       14.9
                                 --------
                                 $  225.4   $  139.3   $  115.2
                                 ========
DEPRECIATION
Communications                   $   17.9   $   14.8   $   13.9
Semiconductor                        47.6       44.5       47.5
Lanier Worldwide                     10.3       10.0        7.0
Electronic Systems                   24.2       25.7       29.0
Corporate                             8.9       10.2        6.5
                                 --------
                                 $  108.9   $  105.2   $  103.9
                                 ========
GEOGRAPHICAL INFORMATION
U.S. operations:
  Net sales                      $3,046.4   $2,952.4   $2,741.8
  Operating profit                  200.2      174.4      137.6
  Identifiable assets             2,544.4    2,191.9    2,041.2
International operations:
  Net sales                      $  574.8   $  491.7   $  594.3
  Operating profit                   74.2       63.2       55.9
  Identifiable assets               662.3      644.1      635.9
                                 ========

   Capital expenditures and depreciation do not include equipment for rental to customers. Corporate assets consist primarily of cash, marketable securities, deferred income taxes, and plant and equipment.

   Export sales approximated $631.6 million in 1996, $524.6 million in 1995, and $387.6 million in 1994. Export sales and net sales of international operations were principally to Europe and Asia.

FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable, and short-term debt approximates fair value. The fair value of long-term debt was $618.6 million at June 30, 1996.

     The Corporation uses foreign exchange contracts and options to hedge intercompany accounts and off-balance-sheet foreign currency commitments. Specifically, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from--and future committed sales to--customers, and firm committed operating expenses. Management believes the use of foreign currency financial instruments should reduce the risks which arise from doing business in international markets. Contracts are for periods consistent with the terms of the underlying transaction, generally one year or less. At June 30, 1996, open foreign exchange contracts were $232.7 million (as described below), of which $194.6 million were to hedge off-balance-sheet commitments. Additionally, for the year ended June 30, 1996, the Corporation purchased and sold $809.7 million of foreign exchange forward and option contracts.

   Deferred gains and losses are included on a net basis in the Consolidated Balance Sheet as other assets and are recorded in income as part of the underlying transaction when it is recognized.

   At June 30, 1996, the Corporation had $11.8 million in open option contracts. Total open foreign exchange contracts at June 30, 1996, are described in the table below.

COMMITMENTS TO BUY FOREIGN CURRENCIES

                     Contract Amount
                     ---------------
                      Foreign         Deferred Gains   Maturities
(In millions)         Currency   U.S.  and (Losses)   (In months)
- -----------------------------------------------------------------
Malaysian Ringgit        238.6  $92.0      $3.5          1-12
Irish Punt                13.2   20.8        .1          1-10
Swiss Franc                8.0    6.4       (.1)         1-5
German Mark                6.6    4.3       -            1-3
Japanese Yen             460.0    4.3       (.1)         1-4
Australian Dollar          3.2    2.4        .1          1-9
British Pound               .9    1.3       -            1-6
                         =======================================

COMMITMENTS TO SELL FOREIGN CURRENCIES

                     Contract Amount
                     ---------------
                      Foreign         Deferred Gains   Maturities
(In millions)         Currency   U.S.  and (Losses)   (In months)
- -----------------------------------------------------------------
British Pound             26.8  $40.9    $(.4)          1-23
German Mark               38.4   26.8       1.8         1-11
French Franc              61.1   12.3        .5         1-11
Italian Lira          13,265.0    8.3       (.4)        1-4
Japanese Yen             654.4    6.3        .3         1-6
Canadian Dollar            5.7    4.2       -           1
Australian Dollar          1.8    1.4       -           1-10
Malaysian Ringgit          1.2     .5       -           1
European Currency Units     .3     .3       -           1-3
Norwegian Krone            1.5     .2       -           1
                         =======================================



                                                        Harris Corporation    31

QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data is summarized below.

                                                                         Quarters Ended
                                               ---------------------------------------------------------------------
Dollars in millions except per share amounts   9-30-95      12-31-95     3-31-96           6-30-96        Total Year
- --------------------------------------------------------------------------------------------------------------------
Fiscal 1996
Net sales                                      $ 816.7      $ 916.6      $ 875.9      $    1,012.0      $    3,621.2
Gross profit                                     271.6        301.1        298.2             345.7           1,216.6
Income before income taxes                        51.6         62.1         68.0              92.7             274.4
Net income                                        33.5         40.4         44.2              60.3             178.4
Per share:
   Net income                                      .86         1.03         1.14              1.55              4.58
   Cash dividends                                  .34          .34          .34               .34              1.36
   Stock prices (high/low)                 61 3/8-51 1/2  60 5/8-50 3/4  68 7/8-48 7/8     68-57 5/8
                                           =========================================================================

                                                                         Quarters Ended
                                               ---------------------------------------------------------------------
Dollars in millions except per share amounts   9-30-94      12-31-94     3-31-95           6-30-95        Total Year
- --------------------------------------------------------------------------------------------------------------------
Fiscal 1995
Net sales                                      $ 807.3      $ 863.1      $ 850.4      $      923.3      $    3,444.1
Gross profit                                     245.8        272.9        271.8             325.1           1,115.6
Income before income taxes                        44.3         53.5         58.5              81.3             237.6
Net income                                        28.8         34.8         38.0              52.9             154.5
Per share:
   Net income                                      .73          .88          .98              1.36              3.95
   Cash dividends                                  .31          .31          .31               .31              1.24
   Stock prices (high/low)                   49 1/8-41 3/8  48 7/8-38    48 3/8-40 1/2   53 3/8-46 3/8
                                             =======================================================================








                                                        Harris Corporation    32

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                      HARRIS CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

              COL. A
                                        COL. B                COL. C                  COL. D         COL. E
- -------------------------------------------------------------------------------------------------------------
                                                             ADDITIONS
                                                     -------------------------
                                                        (1)            (2)
                                        BALANCE       CHARGED        CHARGED
                                          AT         TO COSTS       TO OTHER                         BALANCE
                                       BEGINNING        AND         ACCOUNTS       DEDUCTIONS--     AT END OF
            DESCRIPTION                OF PERIOD     EXPENSES       DESCRIBE         DESCRIBE        PERIOD
- -------------------------------------------------------------------------------------------------------------
YEAR ENDED JUNE 30, 1996:
Amounts Deducted From                                                $    40(A)
 Respective Asset Accounts                                               132(C)
                                                                   -----------
  Allowances for collection
  losses...........................     $29,976       $ 8,407        $   172         $  7,175(B)     $31,380
                                       =========     =========     ===========     ============     ========
YEAR ENDED JUNE 30, 1995:
Amounts Deducted From
 Respective Asset Accounts                                                           $  7,746(B)
                                                                                          257(C)
                                                                                   ------------
  Allowances for collection
  losses...........................     $29,492       $ 7,897        $   590(A)      $  8,003        $29,976
                                       =========     =========     ===========     ============     ========
YEAR ENDED JUNE 30, 1994:
Amounts Deducted From
 Respective Asset Accounts                                                           $    891(A)
                                                                                        6,754(B)
                                                                                   ------------
  Allowances for collection
  losses...........................     $28,245       $ 8,790        $   102(C)      $  7,645        $29,492
                                       =========     =========     ===========     ============     ========

Note A -- Foreign currency translation gains and losses.

Note B -- Uncollectible accounts charged off, less recoveries on accounts previously charged off.

Note C -- Amounts reclassified to other accounts in the Consolidated Balance Sheet.