Form 10-Q
period 1996-09-30
HARRIS CORP /DE/
filed 1996-11-08
CIK 202058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form l0-Q

               [X] QUARTERLY REPORT PURSUANT TO SECTION l3 or l5(d)
                     OF THE SECURITIES EXCHANGE ACT OF l934

                For the quarterly period ended September 30, 1996

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from           to
                                              -----------  ------------

                          Commission File Number l-3863

                               HARRIS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       34-0276860
  =========================                            ==================
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

                            l025 West NASA Boulevard
                            Melbourne, Florida 329l9
                     =====================================
                    (Address of principal executive offices)

                                 (407) 727-9l00
                         ===============================
              (Registrant's telephone number, including area code)


                         ===============================


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5 (d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                               Yes X  No
                                                                  ---   ---

The number of shares outstanding of the registrant's common stock, as of October 29, 1996 was 38,969,998 shares.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements
-----------------------------

                            HARRIS CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENT OF INCOME

The following information for the quarters ended September 30, 1996 and September 30, 1995 has not been audited by independent accountants, but in the opinion of management reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the indicated periods. The results of operations for the quarter ended September 30, 1996 are not necessarily indicative of the results for the full fiscal year.

                                                 Quarter Ended
                                          ---------------------------
                                          September 30, September 30,
                                              1996           1995
                                          ------------- -------------
                                            (In millions, except per
                                                  share amounts)
Revenue
 Revenue from sales, rentals
  and services                               $ 883.4        $ 816.7
 Interest                                        9.1            8.7
                                             -------        -------
                                               892.5          825.4
Costs and Expenses
 Cost of sales, rentals and
  services                                     585.7          545.1

 Engineering, selling and
   administrative expenses                     230.9          211.5
  Interest                                      14.8           15.0
  Other - net                                    2.9            2.2
                                             -------        -------
Income before income taxes                      58.2           51.6
Income taxes                                    20.1           18.1
                                             -------        -------
Net Income                                   $  38.1        $  33.5
                                             =======        =======
Net Income Per Common Share (Primary)        $   .98        $   .86
                                             =======        =======
Cash Dividends Paid Per Common Share         $   .38        $   .34
                                             =======        =======










                        See Notes to Financial Statements

                                       (2)

                       HARRIS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                     September 30,     June 30,
                                                                         1996            1996
                                                                     -------------     --------
ASSETS                                                                        (In millions)
Current Assets
  Cash and cash equivalents                                            $   67.7         $   74.6
  Marketable securities                                                    26.4             24.8
  Trade accounts and notes receivable - net, less allowance
    for collection losses of $32,200,000 at September 30, 1996
    and $31,300,000 at June 30, 1996                                      705.3            727.8
  Unbilled costs and accrued earnings on fixed price contracts based on percentage-of-completion accounting, less progress payments of $225,600,000 at September 30, 1996 and
    $216,600,000 at June 30, 1996                                         399.3            397.8
  Inventories:
   Work in process and finished products                                  462.5            412.7
   Raw materials and supplies                                             133.6            131.4
                                                                       --------         --------
                                                                          596.1            544.1
  Deferred income taxes                                                   165.3            171.8
                                                                       --------         --------
          Total Current Assets                                          1,960.1          1,940.9

Plant and equipment, less allowances for depreciation of
  $1,299,600,000 at September 30, 1996 and $1,278,100,000 at
  June 30, 1996                                                           780.8            721.7

Notes receivable - net                                                    199.8            190.7
Intangibles resulting from acquisitions                                   208.8            212.8
Other assets                                                              177.1            140.6
                                                                       --------         --------
                                                                       $3,326.6         $3,206.7
                                                                       ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                                                      $  174.4         $  181.3
  Trade accounts payable                                                  170.2            209.0
  Compensation and benefits                                               215.7            209.3
  Other accrued items                                                     220.0            190.8
  Advance payments and unearned income                                    295.3            287.8
  Income taxes                                                            100.1            102.7
  Current portion of long-term debt                                         2.0              2.2
                                                                       --------         --------
          Total Current Liabilities                                     1,177.7          1,183.1

Deferred income taxes                                                      60.5             62.2
Long-term debt                                                            688.8            588.5
Shareholders' Equity
  Capital stock:
    Preferred Stock, without par value:
      Authorized - 1,000,000 shares; issued - none                         --               --
    Common Stock, par value $1 per share:
      Authorized - 250,000,000 shares; issued 38,961,770 shares
       at September 30, 1996 and 38,871,603 at June 30, 1996               39.0             38.9
  Other capital                                                           275.4            266.0
  Retained earnings                                                     1,096.1          1,072.7
  Net unrealized gain on securities available-for-sale (net of
    taxes)                                                                 12.1             11.1
  Unearned compensation                                                    (8.5)              .3
  Cumulative translation adjustments                                      (14.5)           (16.1)
                                                                       --------         --------
  Total Shareholders' Equity                                            1,399.6          1,372.9
                                                                       --------         --------
                                                                       $3,326.6         $3,206.7
                                                                       ========         ========



                        See Notes to Financial Statements

                                       (3)

                       HARRIS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 Quarter Ended
                                                         ----------------------------
                                                         September 30,  September 30,
                                                             1996           1995
                                                         -------------  -------------
                                                               (In millions)
Cash flows from operating activities
  Net income                                                 $ 38.1         $ 33.5
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation of plant and equipment                        41.8           41.3
    Non-current deferred income tax                            (1.7)           6.5
  (Increase) decrease in:
    Accounts and notes receivable                              13.4           32.8
    Unbilled costs and inventories                            (53.5)         (54.2)
    Other assets                                              (37.1)         (16.3)
  Increase (decrease) in:
    Trade payables and accrued expenses                        (3.2)         (40.7)
    Advance payments and unearned income                        7.5           (2.2)
    Income taxes                                                3.9          (21.8)
  Other                                                         5.3           (2.2)
                                                             ------         ------
Net cash provided by (used in) operating activities            14.5          (23.3)

Cash flows from investing activities
  Cash paid for acquisition of business                        --             (8.1)
  Additions of plant and equipment                           (101.6)         (45.0)
                                                             ------         ------
Net cash used in investing activities                        (101.6)         (53.1)
                                                             ------         ------
Cash flows from financing activities
  Increase (decrease) in short-term debt                       (7.1)          12.0
  Increase in long-term debt                                  100.3             .1
  Proceeds from sale of Common Stock                            2.4            2.6
  Purchase of Common Stock for treasury                        --             (1.7)
  Cash dividends                                              (14.7)         (13.3)
                                                             ------         ------
Net cash provided by (used in) financing activities            80.9            (.3)
                                                             ------         ------
Effect of exchange rate changes on cash and cash
  equivalents                                                   (.7)            .5
                                                             ------         ------
Net decrease in cash and cash equivalents                      (6.9)         (76.2)

Cash and cash equivalents, beginning of year                   74.6          119.3
                                                             ------         ------
Cash and cash equivalents, end of quarter                    $ 67.7         $ 43.1
                                                             ======         ======



                        See Notes to Financial Statements

                                       (4)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1996

Note A -- Basis of Presentation
-------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and changes in cash flows in conformity with generally accepted accounting principles. For further information refer to the financial statements and notes to financial statements included in the Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

Note B -- Reclassifications
---------------------------

Prior year amounts have been reclassified to conform with current year classifications.

Note C -- Litigation
--------------------

In December 1992, a jury in a California state court awarded a California software company $13.4 million in compensatory damages and $85.0 million in punitive damages against the Corporation. In May 1993, the court reduced the punitive damages to $53.4 million, and entered judgment for the compensatory and punitive damages, together with interest and costs of suit. The suit arose from an August 11, 1989 contract between the plaintiff and a discontinued operation of the Corporation. The Corporation appealed the award to the California Court of Appeal and on July 23, 1996, the court rendered its opinion. The Court of Appeal reversed the award of punitive damages. The breach of contract judgment was affirmed but remanded to the trial court for retrial solely on the issue of compensatory damages with directions to limit the period of time for which damages can be awarded. The plaintiff's petitions for rehearing by the California Court of Appeal and for review by the California Supreme Court have been denied. In light of the Court of Appeal's opinion, it is management's belief that the ultimate outcome of this litigation will not have a material effect on the Corporation's financial results.

                                       (5)

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operation
------------

Net sales, operating profit and net income for the first quarter were higher than the same period last year by 8.2 percent, 12.8 percent and 13.7 percent, respectively.

Segment net sales, operating profit and net income were as follows:

                             Quarter Ended
                      ---------------------------
                      September 30,  September 30,    Percent
                         1996           1995           Change
                      ------------   -------------    -------
                         (Dollars in Millions)
NET SALES
Electronic Systems        $254.4         $213.7          19
Semiconductor              161.5          172.6          (6)
Communications             208.1          180.6          15
Lanier Worldwide           259.4          249.8           4
                          ------         ------
         Total            $883.4         $816.7           8
                          ======         ======

OPERATING PROFIT
Electronic Systems        $ 19.3         $ 20.4          (5)
Semiconductor               20.7           19.1           8
Communications              19.6           15.8          24
Lanier Worldwide            22.7           21.4           6
Corporate Expense           (9.3)         (10.1)         (8)
Interest Expense           (14.8)         (15.0)         (1)
                          ------         ------
         Total            $ 58.2         $ 51.6          13
                          ======         ======

NET INCOME
Electronic Systems        $  8.0         $  7.6           5
Semiconductor               10.0            9.4           6
Communications               9.6            7.6          26
Lanier Worldwide            10.5            8.9          18
                          ------         ------
         Total            $ 38.1         $ 33.5          14
                          ======         ======

Sales were up strongly in the Electronic Systems segment while operating profit was marginally lower and net income was marginally higher. This year's first quarter included write-offs on certain programs where follow-on business now appears unlikely. Additionally, net income benefited from lower income tax rates compared to last year's first quarter.

Semiconductor segment sales were moderately lower as sales of commodity products declined due to an industry-wide downturn in orders. Segment operating profit and net income increased on significantly higher royalty income and improved margins in military and space products and intelligent power circuits compared to the same period last year.

Increases in the Communications segment sales and earnings were led by strong growth in the segment's microwave and telephone test equipment businesses. The 24 percent increase in operating profit and 26 percent increase in net income reflected increasing gross margin and slightly lower income tax rates.

Lanier Worldwide reported a small increase in sales for both domestic and international operations. Earnings in this year's first quarter benefited from the strength of the U.S. dollar verses the Japanese Yen, resulting in lower product costs and higher operating margins.

Cost of sales as a percentage of net sales decreased to 66.3 percent versus 66.7 percent in last year's first quarter. Cost ratios were lower in the Semiconductor segment due to increased royalties and in the Lanier segment due to favorable foreign exchange rates.

                                       (6)

Engineering, selling, and administrative expenses as a percentage of net sales increased from 25.9 percent last year to 26.1 percent in this year's first quarter. Higher research and development in all four segments contributed to higher operating expenses.

Interest expense in the first quarter decreased from the prior year due to capitalization of interest on plant and equipment under construction and lower interest rates. This decrease was partially offset by higher average borrowings.

The provision for income taxes as a percentage of pretax income was 34.5 percent in the first quarter, compared to 35.0 percent in the prior year's first quarter. The statutory federal tax rates for both periods was 35.0 percent. The tax rates on foreign source income and export sales benefited both periods.

Income as a percentage of sales was 4.3 percent in the first quarter, compared to 4.1 percent in the same period last year for the previously stated reasons.

Working capital increased from 757.8 at June 30, 1996, to 782.4 at the end of the first quarter due to higher inventories. The Corporation continues to invest heavily in the capital expansion of its Semiconductor business. Total capital expenditures for the Corporation in fiscal 1997 are expected to be between $300-$400 million. The requirement for funds to finance this investment and other operational requirements during fiscal 1997 will be met by cash flow from operations and unused borrowing capacity.

From time to time, the Corporation invests in emerging technology companies that complement existing product lines. These investments are normally accounted for on a cost basis. One such investment, Advanced Fiber Communications, Inc., undertook an initial public offering of its common stock on October 1, 1996. Because of certain restrictions, the Corporation cannot sell any of its approximately 5% interest until April 1, 1997. Based upon the quoted market price of AFC on October 31, 1996, the unrealized gain on this investment was $59.6 million after tax. At the present time, the Corporation has no definitive plans to sell this investment when the restrictions expire.

                                       (7)

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1.  Legal Proceedings.
         ------------------

         See Notes to Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

     (a) Exhibits:

         (11)    Statement re:  computation of per share earnings.

         (27)    Financial Data Schedule

     (b) Reports on Form 8-K.

         The Registrant filed with the Commission a Current Report on Form 8-K on July 23, 1996 relating to the decision of the California Court of Appeal dicussed under "Note C -- Litigation" of the Notes to the Condensed Consolidated Financial Statements, the announcement of its financial results for the fiscal year ended June 30, 1996 and the declaration of effectiveness of the Registrant's Registration Statement on Form S-3.

         Items 2, 3, 4, and 5 of Part II are not applicable and have been omitted.

                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HARRIS CORPORATION
                                            -------------------------------
                                              (Registrant)

Date: November 8, 1996                   By:/s/Bryan R. Roub
                                            -------------------------------
                                             Bryan R. Roub
                                             Senior Vice President & Chief
                                             Financial Officer (principal
                                             financial officer and duly
                                             authorized officer)

                                       (8)