Form 10-Q
period 1996-12-31
HARRIS CORP /DE/
filed 1997-02-11
CIK 202058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form l0-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION l3 or l5(d)
                     OF THE SECURITIES EXCHANGE ACT OF l934

                For the quarterly period ended December 31, 1996

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ____ to ____

                          Commission File Number l-3863

                               HARRIS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                  34-0276860
---------------------------             ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                            l025 West NASA Boulevard
                           Melbourne, Florida            32919
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                 (407) 727-9100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

The number of shares outstanding of the registrant's common stock, as of January 30, 1997 was 39,002,938 shares.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  Financial Statements
-----------------------------

                            HARRIS CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENT OF INCOME

The following information for the quarters ended December 31, 1996 and December 31, 1995, has not been audited by independent accountants, but in the opinion of management reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the indicated periods. The results of operations for the quarter ended December 31, 1996 are not necessarily indicative of the results for the full fiscal year.

                                            Quarter Ended             Two Quarters Ended
                                     --------------------------   -------------------------
                                     December 31,  December 31,   December 31, December 31,
                                         1996          1995           1996         1995
                                     ------------  ------------   ------------ ------------
                                             (In millions, except per share amounts)

Revenue
  Revenue from sales, rentals
   and services                         $945.9        $916.6        $1,829.3      $1,733.3
  Interest                                 9.1           9.3            18.2          18.0
                                        ------        ------        --------      --------
                                         955.0         925.9         1,847.5       1,751.3

Costs and Expenses
  Cost of sales, rentals and
    services                             634.3         615.5         1,220.0       1,160.6
  Engineering, selling and
    administrative expenses              239.0         223.0           469.9         434.5
  Interest                                16.0          15.7            30.8          30.7
  Other - net                             (3.8)          9.6             (.9)         11.8
                                        ------        ------         -------      --------

Income before income taxes                69.5          62.1           127.7         113.7
Income taxes                              24.0          21.7            44.1          39.8
                                        ------        ------         -------      --------

Net Income                              $ 45.5        $ 40.4         $  83.6      $   73.9
                                        ======        ======         =======      ========

Net Income Per Common Share (Primary)    $1.17         $1.03           $2.15         $1.89
                                         =====         =====           =====         =====

Cash Dividends Paid Per Common Share      $.38          $.34            $.76          $.68
                                          ====          ====            ====          ====





                        See Notes to Financial Statements

                                       (2)


                       HARRIS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                                                                    June 30,
                                                                    December 31,      1996
                                                                       1996        (audited)
                                                                    ------------   ---------
ASSETS                                                                   (In millions)
Current Assets
  Cash and cash equivalents                                          $   61.4      $   74.6
  Marketable securities                                                 117.2          24.8
  Trade accounts and notes receivable - net, less allowance for collection losses of $32,800,000 at December 31, 1996
    and $31,300,000 at June 30, 1996                                    756.1         727.8
  Unbilled costs and accrued earnings on fixed price contracts based on percentage-of-completion accounting, less progress payments of $238,200,000 at December 31, 1996 and
    $216,600,000 at June 30, 1996                                       401.1         397.8
  Inventories:
    Work in process and finished products                               472.9         412.7
    Raw materials and supplies                                          133.9         131.4
                                                                      -------       -------
                                                                        606.8         544.1
  Deferred income taxes                                                 138.9         171.8
                                                                      -------       -------
          Total Current Assets                                        2,081.5       1,940.9

Plant and equipment, less allowances for depreciation of
  $1,270,400,000 at December 31, 1996 and $1,278,100,000 at
  June 30, 1996                                                         827.3         721.7

Notes receivable - net                                                  217.9         190.7
Intangibles resulting from acquisitions                                 210.9         212.8
Other assets                                                            175.0         140.6
                                                                     --------      --------
                                                                     $3,512.6      $3,206.7
                                                                     ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                                                    $  270.2      $  181.3
  Trade accounts payable                                                214.8         209.0
  Compensation and benefits                                             193.6         209.3
  Other accrued items                                                   209.6         190.8
  Advance payments and unearned income                                  296.8         287.8
  Income taxes                                                           83.6         102.7
  Current portion of long-term debt                                       2.1           2.2
                                                                     --------      --------
          Total Current Liabilities                                   1,270.7       1,183.1

Deferred income taxes                                                    70.6          62.2
Long-term debt                                                          689.0         588.5
Shareholders' Equity
  Capital stock:
    Preferred Stock, without par value:
      Authorized - 1,000,000 shares; issued - none                          -             -
    Common Stock, par value $1 per share:
      Authorized - 250,000,000 shares; issued 39,002,888 shares
        at December 31, 1996 and 38,871,603 at June 30, 1996             39.0          38.9
  Other capital                                                         277.6         266.0
  Retained earnings                                                   1,126.9       1,072.7
  Net unrealized gain on securities available-for-sale (net
    of taxes)                                                            65.5          11.1
  Unearned compensation                                                  (5.9)           .3
  Cumulative translation adjustments                                    (20.8)        (16.1)
                                                                     --------      --------
          Total Shareholders' Equity                                  1,482.3       1,372.9
                                                                     --------      --------
                                                                     $3,512.6      $3,206.7
                                                                     ========      ========

                        See Notes to Financial Statements

                                       (3)

                       HARRIS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                        Two Quarters Ended
                                                     --------------------------
                                                     December 31,  December 31,
                                                         1996          1995
                                                     ------------- ------------
                                                           (In millions)
Cash flows from operating activities
  Net income                                            $ 83.6        $ 73.9
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation of plant and equipment                 85.5          81.1
    Non-current deferred income tax                        8.4           3.5
  (Increase) decrease in:
    Accounts and notes receivable                        (54.8)        (20.3)
    Unbilled costs and inventories                       (65.4)        (69.7)
    Other assets                                         (37.4)        (44.6)
  Increase (decrease) in:
    Trade payables and accrued expenses                    8.6         (26.0)
    Advance payments and unearned income                   9.0          13.4
    Income taxes                                         (21.0)        (14.4)
  Other                                                    8.8           3.2
                                                         -----         -----

Net cash provided by operating activities                 25.3            .1
                                                         -----         -----
Cash flows from investing activities
  Cash paid for acquisitions                              (5.6)        (34.5)
  Additions of plant and equipment                      (197.5)       (106.7)
                                                        ------        ------

Net cash used in investing activities                   (203.1)       (141.2)
                                                        ------        ------

Cash flows from financing activities
  Increase in short-term debt                             88.8         110.1
  Increase in long-term debt                             100.4          12.4
  Proceeds from sale of Common Stock                       5.0           4.0
  Purchase of Common Stock for treasury                      -         (11.1)
  Cash dividends                                         (29.5)        (26.5)
                                                         -----         -----

Net cash provided by financing activities                164.7          88.9
                                                         -----         -----

Effect of exchange rate changes on cash and cash
  equivalents                                              (.1)         (3.1)
                                                         -----         -----

Net decrease in cash and cash
  equivalents                                           $(13.2)       $(55.3)

Cash and cash equivalents, beginning of year              74.6         119.3
                                                        ------        ------

Cash and cash equivalents, end of period                $ 61.4        $ 64.0
                                                        ======        ======





                        See Notes to Financial Statements

                                       (4)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1996

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

Note C -- Credit Arrangements
-----------------------------

In November 1996, the Corporation replaced its existing $500 million revolving credit agreement with an $800 million syndicated credit facility consisting of a 364-Day $300 million facility and a five year $500 million facility. These agreements provide for drawings at interest rates determined by a pricing matrix based upon the Corporation's long-term debt rating.

                                       (5)

ITEM 2. Management's Discussion & Analysis of Financial Condition & Results of
------------------------------------------------------------------------------
Operations
----------

Results for the second quarter and first two quarters were higher than the comparable periods a year ago. Segment net sales, operating profit and net income were as follows:

                                                 Quarter Ended                                   Two Quarters Ended
                                    ----------------------------------------            -------------------------------------
                                    Dec. 31          Dec. 31        Percent             Dec. 31       Dec. 31       Percent
                                      1996             1995        Inc./(Dec)             1996          1995       Inc./(Dec)
                                    ----------------------------------------            -------------------------------------
                                                                   (Dollars in millions)
NET SALES
Communications                        $248.4          $212.8           17              $  456.5       $  393.4         16
Lanier Worldwide                       294.1           287.5            2                 553.5          537.3          3
Electronic Systems                     242.1           236.2            2                 496.5          449.9         10
Semiconductor                          161.3           180.1          (10)                322.8          352.7         (8)
                                       -----           -----                            -------        -------
Total                                 $945.9          $916.6            3              $1,829.3       $1,733.3          4
                                       =====           =====                            =======        =======

OPERATING PROFIT
Communications                        $ 22.0          $ 20.2            9                $ 41.6         $ 36.0         16
Lanier Worldwide                        33.0            32.0            3                  55.6           53.4          4
Electronic Systems                      17.3            17.0            2                  36.6           37.4         (2)
Semiconductor                           19.1            20.3           (6)                 39.8           39.4          1
Corporate Expense                       (5.9)          (11.7)         (48)                (15.1)         (21.8)       (31)
Interest Expense                       (16.0)          (15.7)           2                 (30.8)         (30.7)         -
                                       -----           -----                               ----          -----
  Total                               $ 69.5          $ 62.1           12                $127.7         $113.7         12
                                       =====           =====                              =====          =====

NET INCOME
Communications                         $11.2           $ 9.4           19                 $20.8          $17.0         22
Lanier Worldwide                        16.7            14.7           14                  27.2           23.6         15
Electronic Systems                       8.0             6.3           27                  16.0           13.9         15
Semiconductor                            9.6            10.0           (4)                 19.6           19.4          1
                                        ----            ----                               ----           ----
  Total                                $45.5           $40.4           13                 $83.6          $73.9         13
                                        ====            ====                               ====           ====

Communications segment sales and earnings were up strongly over the prior year periods, led by strong demand for the segment's microwave and broadcast products. Net income benefited from lower tax rates resulting from tax benefits of foreign operations.

Sales and operating profit were up slightly in the Lanier Worldwide segment, while net income was up 14 percent for the quarter and 15 percent year-to-date. Lower interest expense, favorable foreign exchange rates and lower income taxes contributed to the strong increase in net income.

Electronic Systems segment sales were up slightly in the second quarter and moderately for the year, while operating profit was relatively unchanged. Net income was up sharply for the quarter as the segment recognized tax benefits associated with the sale of a building. The first two quarters include write-offs on certain programs that have been substantially offset by the gain on the sale of a building.

Sales were moderately lower for the Semiconductor segment for both the quarter and the year due to an industry-wide downturn. Earnings were somewhat lower for the quarter and slightly higher for the year as the impact of lower sales has been offset by higher royalty income and improved margins in military and space products and intelligent power circuits.

Cost of sales as a percentage of net sales decreased to 67.1 percent in the second quarter and 66.7 percent in the first two quarters of this year compared to 67.2 percent and 67.0 percent for the respective periods last year. For the year, cost ratios were lower in the Semiconductor segment due to increased royalties and in the Lanier segment due to favorable exchange rates.

                                       (6)

Engineering, selling, and administrative expenses as a percentage of net sales increased to 25.3 percent in the second quarter and 25.7 percent for the year compared to 24.3 percent and 25.1 percent for the comparable prior year periods. Operating expenses were somewhat higher in all expense categories, including research and development, which is $12 million higher for the current year.

Interest expense is only slightly higher for the quarter and the year despite higher average borrowings as additional interest on borrowings has been capitalized as a component of plant and equipment under construction. "Other-net" expenses were significantly lower for the quarter and the year due to a gain on the sale of a building and foreign currency gains.

The provision for income taxes as a percentage of pretax income was 34.5 percent in both the second quarter and the first two quarters compared to 35.0 percent for the same periods a year ago. The statutory federal tax rate for all periods was 35.0 percent. Tax rates on foreign source income and export sales benefited the current year periods.

Net income as a percentage of sales was 4.8 percent and 4.6 percent for the second quarter and year-to-date, compared to 4.4 percent and 4.3 percent in the same periods last year for the previously stated reasons.

Working capital increased from 757.8 at June 30, 1996, to 810.8 at the end of the second quarter. The Corporation continues to invest heavily in the capital expansion of its Semiconductor business. Total capital expenditures for the Corporation in fiscal 1997 are expected to be between $300-$400 million. The requirement for funds to finance this investment and other operational requirements during fiscal 1997 will be met by cash flow from operations and unused borrowing capacity. In January 1997, the Corporation's long-term debt rating was raised by Standard and Poor's Ratings Group to A- from BBB+ and was reaffirmed by Moody's Investors Service as A3.

From time to time, the Corporation invests in emerging technology companies that complement existing product lines. These investments are normally accounted for on a cost basis. One such investment, Advanced Fibre Communications, Inc., (AFC) undertook an initial public offering of its common stock on October 1, 1996. Based upon the quoted market price of AFC on December 31, 1996, the unrealized gain on this investment was $57.3 million after tax. On January 24, 1997, AFC filed a registration statement with the SEC relating to a proposed secondary public offering. The Corporation has indicated that it intends to sell up to 300,000 AFC shares pursuant to this offering. Based upon certain agreements entered into with the underwriters, the Corporation will not sell any of its other AFC shares for the ninety-day period following the closing of the proposed secondary public offering. At the present time the Corporation has no definitive plans to sell other AFC shares when the restrictions expire.

                                       (7)

                           PART II. OTHER INFORMATION
                           --------------------------

Item 4. Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

          At the Annual meeting of shareholders held on October 25, 1996, the following proposals were adopted by the margins indicated.

          1. To elect three nominees to the Board of Directors:

             NOMINEES                     NUMBER OF SHARES
             --------                     ----------------
                                         FOR          WITHHELD
                                         ---          --------
             Robert Cizik             33,248,734       94,439
             John T. Hartley          33,248,298       94,875
             Karen Katen              33,243,666       99,507

          2. To ratify the selection of Ernst & Young LLP as the independent public auditors of the Company for the current fiscal year.

             For                      33,230,049
             Against                      44,818
             Abstain                      68,306

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

     (a) Exhibits:

         (10) Material Contracts

              Harris Corporation Bank Credit Agreements:

               (i) $300,000,000 364-Day Credit Agreement, dated as of November 6, 1996.

               (ii) $500,000,000 5-Year Credit Agreement, dated as of November 6, 1996.

         (11) Statement re:  computation of per share earnings.

         (27) Financial Data Schedule.

     (b) Reports on Form 8-K.

         The Registrant filed with the Commission a Current Report on Form 8-K on October 23, 1996, relating to the filing of a Prospectus Supplement concerning the proposed offer and sale of up to $150,000,000 aggregate initial public offering price of the Registrant's Medium Term Notes and the issuance of a press release announcing its financial results for the fiscal quarter ended September 30, 1996.

         The Registrant filed with the Commission a Current Report on Form 8-K on December 6, 1996, relating the adoption of a new Stockholder Protection Rights Plan and the related declaration of a dividend of one Right for each outstanding share of Common Stock of the Registrant held of record at the close of business on December 6, 1996.

         Items 2, 3 and 5 of Part II are not applicable and have been omitted.


                                       (8)

                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HARRIS CORPORATION
                                            ----------------------------------
                                            (Registrant)

Date:  February 11, 1997                 By:/s/Bryan R. Roub
                                            ----------------------------------
                                            Bryan R. Roub
                                            Senior Vice President & Chief
                                            Financial Officer (principal
                                            financial officer and duly
                                            authorized officer)


                                     (9)

                                  EXHIBIT INDEX
                                  -------------

               Exhibit No.
               Under Reg.
              S-K, Item 601                            Description
              --------------                           -----------
[S]                                          [C]
                  (10)(i) Harris Corporation $300,000,000 364-Day Credit Agreement, dated as of November 6, 1996.


                  (10)(ii) Harris Corporation $500,000,000 5-Year Credit Agreement, dated as of November 6, 1996.


                  (11)                         Statement re:  computation of per
                                               share earnings.

                  (27)                         Financial Data Schedule.