Form 10-Q
period 1997-03-31
HARRIS CORP /DE/
filed 1997-05-09
CIK 202058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM l0-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION l3 or l5(d)
               OF THE SECURITIES EXCHANGE ACT OF l934

                  For the quarterly period ended March 31, 1997

                                       or

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from              to
                                           --------------  ----------------

                          Commission File Number l-3863

                               HARRIS CORPORATION
             ======================================================
             (Exact name of registrant as specified in its charter)

           Delaware                                     34-0276860
================================            ===================================
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                            l025 West NASA Boulevard
                            Melbourne, Florida           32919
               =================================================
               (Address of principal executive offices)(Zip Code)

                                 (407) 727-9l00
                      ====================================
             (Registrant's telephone number, including area code)


                      ====================================

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5 (d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            Yes  X   No
                                                               -----   -----

The number of shares outstanding of the registrant's common stock, as of April 29, 1997 was 39,790,719 shares.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements.
------------------------------

                            HARRIS CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENT OF INCOME

The following information for the quarters ended March 31, 1997 and March 31, 1996, has not been audited by independent accountants, but in the opinion of management reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the indicated periods. The results of operations for the quarter and the three quarters ended March 31, 1997 are not necessarily indicative of the results for the full fiscal year.

                                               Quarter Ended            Three Quarters Ended
                                          -----------------------     ------------------------
                                          March 31,    March 31,      March 31,      March 31,
                                            1997         1996           1997           1996
                                          ---------    ----------     ---------      ---------
                                                 (In millions, except per share amounts)
Revenue
  Revenue from sales, rentals
   and services                           $   921.4    $   875.9      $ 2,750.7      $ 2,609.2
  Interest                                      9.5         11.1           27.7           29.1
                                          ---------    ---------      ---------      ---------
                                              930.9        887.0        2,778.4        2,638.3
Costs and Expenses
  Cost of sales, rentals and
    services                                  609.8        577.7        1,829.8        1,738.3
  Engineering, selling and
    administrative expenses                   231.5        229.1          701.4          663.6
  Interest                                     16.5         16.6           47.3           47.3
  Other - net                                 (10.2)        (4.4)         (11.1)           7.4
                                          ---------    ---------      ---------      ---------
Income before income taxes                     83.3         68.0          211.0          181.7
Income taxes                                   27.7         23.8           71.7           63.6
                                          ---------    ---------      ---------      ---------

Net Income                                $    55.6    $    44.2      $   139.3      $   118.1
                                          =========    =========      =========      =========
Net Income Per Common Share (Primary)     $    1.40    $    1.14      $    3.55      $    3.03
                                          =========    =========      =========      =========
Cash Dividends Paid Per Common Share      $     .38    $     .34      $    1.14      $    1.02
                                          =========    =========      =========      =========
Primary Average Shares Outstanding             39.7         38.9           39.3           39.0
                                          =========    =========      =========      =========


                        See Notes to Financial Statements

                                       (2)

                       HARRIS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                    June 30,
                                                                       March 31,      1996
                                                                        1997        (audited)
                                                                       --------     --------
ASSETS                                                                    (In millions)
Current Assets
  Cash and cash equivalents                                          $   60.2      $   74.6
  Marketable securities                                                  68.1          24.8
  Trade accounts and notes receivable - net, less allowance
    for collection losses of $29,500,000 at March 31, 1997
    and $31,300,000 at June 30, 1996                                    733.2         727.8
  Unbilled costs and accrued earnings on fixed price contracts based on percentage-of-completion accounting, less progress payments of $236,100,000 at March 31, 1997 and
    $216,600,000 at June 30, 1996                                       343.3         397.8
  Inventories:
    Work in process and finished products                               485.6         412.7
    Raw materials and supplies                                          141.3         131.4
                                                                      -------       -------
                                                                        626.9         544.1
  Deferred income taxes                                                 158.9         171.8
                                                                      -------       -------
          Total Current Assets                                        1,990.6       1,940.9

Plant and equipment, less allowances for depreciation of
  $1,279,800,000 at March 31, 1997 and $1,278,000,000 at
  June 30, 1996                                                         857.3         721.7

Notes receivable - net                                                  218.4         190.7
Intangibles resulting from acquisitions                                 222.3         212.8
Other assets                                                            216.3         140.6
                                                                     --------      --------
                                                                     $3,504.9      $3,206.7
                                                                     ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                                                    $  252.7      $  181.3
  Trade accounts payable                                                159.6         209.0
  Compensation and benefits                                             208.9         209.3
  Other accrued items                                                   207.0         190.8
  Advance payments and unearned income                                  304.9         287.8
  Income taxes                                                           81.8         102.7
  Current portion of long-term debt                                       5.3           2.2
                                                                     --------      --------
          Total Current Liabilities                                   1,220.2       1,183.1

Deferred income taxes                                                    89.6          62.2
Long-term debt                                                          692.6         588.5
Shareholders' Equity
  Capital stock:
    Preferred Stock, without par value:
      Authorized - 1,000,000 shares; issued - none                          -             -
    Common Stock, par value $1 per share:
      Authorized - 250,000,000 shares; issued 39,767,088 shares
        at March 31 1997 and 38,871,603 at June 30, 1996                 39.8          38.9
  Other capital                                                         287.4         266.0
  Retained earnings                                                   1,166.7       1,072.7
  Net unrealized gain on securities available-for-sale (net
    of taxes)                                                            38.3          11.1
  Unearned compensation                                                   (.5)           .3
  Cumulative translation adjustments                                    (29.2)        (16.1)
                                                                     --------      --------
          Total Shareholders' Equity                                  1,502.5       1,372.9
                                                                     --------      --------
                                                                     $3,504.9      $3,206.7
                                                                     ========      ========

                        See Notes to Financial Statements

                                       (3)

                       HARRIS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    Three Quarters Ended
                                                    --------------------
                                                    March 31,   March 31,
                                                      1997        1996
                                                     ------      ------
                                                        (In millions)
Cash flows from operating activities
 Net income                                          $139.3      $118.1
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation of plant and equipment                 134.0       124.9
  Non-current deferred income tax                      27.4         2.8

 (Increase) decrease in:
    Accounts and notes receivable                     (31.8)      (31.3)
    Unbilled costs and inventories                    (27.7)      (75.6)
    Other assets                                      (85.7)      (63.3)
 Increase (decrease) in:
    Trade payables and accrued expenses               (34.0)       24.1
    Advance payments and unearned income               16.9         2.5
    Income taxes                                      (23.4)      (13.8)
  Other                                                20.7         9.9
                                                     ------      ------
Net cash provided by operating activities             135.7        98.3
                                                     ------      ------
Cash flows from investing activities
  Cash paid for acquisitions                          (12.4)      (43.9)
  Additions of plant and equipment                   (280.9)     (187.3)
                                                     ------      ------
Net cash used in investing activities                (293.3)     (231.2)
                                                     ------      ------
Cash flows from financing activities
  Increase in short-term debt                          74.5         4.7
  Increase in long-term debt                          104.0       112.4
  Proceeds from sale of Common Stock                    8.7         6.8
  Purchase of Common Stock for treasury                  --       (26.0)
  Cash dividends                                      (45.3)      (39.6)
                                                     ------      ------
Net cash provided by financing activities             141.9        58.3
                                                     ------      ------
Effect of exchange rate changes on cash and cash
  equivalents                                           1.3        (2.2)
                                                     ------      ------
Net decrease in cash and cash equivalents             (14.4)      (76.8)

Cash and cash equivalents, beginning of year           74.6       119.3
                                                     ------      ------

Cash and cash equivalents, end of period             $ 60.2      $ 42.5
                                                     ======      ======





                        See Notes to Financial Statements

                                       (4)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 1997

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

Note C -- Credit Arrangements
-----------------------------

In November 1996, the Corporation replaced its existing $500 million revolving credit agreement with an $800 million syndicated credit facility consisting of a 364-Day $300 million facility and a five year $500 million facility syndicated credit agreement. These agreements provide for drawings at interest rates determined by a pricing matrix based upon the Corporation's long-term debt rating.

                                       (5)

Item 2. Management's Discussion & Analysis of Financial Condition & Results of
------------------------------------------------------------------------------
Operations.
-----------

Sales and net income for the third quarter were higher than the same period last year by 5.2 percent and 25.8 percent, respectively. Sales for the first three quarters increased 5.4 percent over the same period a year ago, while net income increased by 18.0 percent. Segment net sales, operating profit and net income were as follows:

                                Quarter Ended                  Three Quarters Ended
                       ------------------------------   -----------------------------------
                       March 31,   March 31,  Percent   March 31,     March 31,    Percent
                         1997        1996   Inc./(Dec.)   1997          1996     Inc./(Dec.)
                       ------------------------------   -----------------------------------
                                             (Dollars in millions)
NET SALES
Electronic Systems     $  251.8    $  234.1      8      $  748.3      $  683.9        9
Semiconductor             169.0       169.5     --         491.8         522.2       (6)
Communications            216.5       196.7     10         673.0         590.1       14
Lanier Worldwide          284.1       275.6      3         837.6         813.0        3
                       --------    --------             --------      --------
Total                  $  921.4    $  875.9      5      $2,750.7      $2,609.2        5
                       ========    ========             ========      ========
OPERATING PROFIT
Electronic Systems     $   23.6    $   19.6     20      $   60.2      $   57.0        6
Semiconductor              32.3        29.0     11          72.1          68.4        5
Communications             20.9        19.0     10          62.5          55.0       14
Lanier Worldwide           31.0        27.1     14          86.7          80.5        8
Corporate Expense          (8.1)      (10.1)   (20)        (23.2)        (31.9)     (27)
Interest Expense          (16.4)      (16.6)     1         (47.3)        (47.3)      --
                       --------    --------             --------      --------
  Total                $   83.3    $   68.0     23      $  211.0      $  181.7       16
                       ========    ========             ========      ========
NET INCOME
Electronic Systems     $   10.8    $    6.7     61      $   26.9      $   20.6       31
Semiconductor              17.1        16.0      7          36.7          35.4        4
Communications             11.7         9.3     26          32.4          26.3       23
Lanier Worldwide           16.0        12.2     31          43.3          35.8       21
                       --------    --------             --------      --------
  Total                $   55.6    $   44.2     26      $  139.3      $  118.1       18
                       ========    ========             ========      ========

Electronic Systems segment sales were moderately higher for the quarter and the first three quarters due to growth in its information systems business. Segment third quarter profits were up sharply on higher revenues and increased margins for the segment's core defense products, particularly information and aerospace systems and reduced losses in its energy management business. Net income for the first three quarters includes a gain from the sale of a building which was substantially offset by write-offs on certain programs.

Sales in the Semiconductor segment were flat for the quarter and down year-to-date. Earnings were moderately higher for the quarter and slightly higher for the year as the impact of flat sales has been offset by higher royalty income and improved margins for intelligent power and digital products.

Communications segment sales and earnings were up for both the third quarter and the first three quarters. In the third quarter the segment benefited from strong sales growth and increased earnings in its microwave systems business, as well as from lower tax rates. A significant gain from the sale of an investment security (described below) was substantially offset by very poor performance in its digital switch business. This poor performance, which is expected to continue in the fourth quarter, relates to high margin orders expected this fiscal year which were delayed until fiscal 1998, while product development costs continued at high levels.

Sales in the Lanier Worldwide segment were slightly higher than the comparable periods a year ago despite being adversely affected by currency fluctuations in European markets. Earnings were significantly higher due to improved margins in the U.S. and lower income taxes.

Cost of sales as a percentage of net sales were 66.2 percent in the third quarter and 66.5 percent in the first three quarters of this year compared to
66.0 percent and 66.6 percent for the respective periods last year. For the year, cost ratios were lower in the Semiconductor segment due to increased royalties and in the Lanier segment due to favorable exchange rates.

                                       (6)

Engineering, selling, and administrative expenses as a percentage of net sales decreased to 25.1 percent in the third quarter and 25.5 percent for the year compared to 26.2 percent and 25.4 percent for the comparable prior year periods. The decrease in operating expenses for the third quarter was primarily due to lower administrative costs which were offset in part by higher research and development expenditures. For the first three quarters research and development was $17 million higher than last year's comparable period.

Interest expense was relatively unchanged for the quarter and the year despite higher average borrowings as additional interest on a portion of new construction related borrowings has been capitalized as a component of plant and equipment under construction. "Other-net" expenses were significantly lower for the quarter due to gains from the sale of investment securities. For the first three quarters, "Other-net" expense also includes a gain on the sale of a building and foreign currency gains.

The provision for income taxes as a percentage of pretax income was 33.3 percent in the third quarter and 34.0 percent for the first three quarters compared to
35.0 percent for the same periods a year ago. The statutory federal tax rate for all periods was 35.0 percent. Tax rates on foreign source income and export sales benefited the current year periods.

Net income as a percentage of sales was 6.0 percent for the third quarter and
5.1 percent for the year-to-date, compared to 5.0 percent and 4.5 percent in the same periods last year for the previously stated reasons.

Working capital increased from $757.8 million at June 30, 1996, to $770.4 million at the end of the third quarter. The Corporation continues to invest heavily in the capital expansion of its Semiconductor business. Total capital expenditures for the Corporation in fiscal 1997 are expected to be between $350-$400 million. The requirement for funds to finance this investment and other operational requirements during fiscal 1997 will be met by cash flow from operations and unused borrowing capacity. In January 1997, the Corporation's long-term debt rating was raised by Standard and Poor's Ratings Group to A- from BBB+ and was reaffirmed by Moody's Investors Service as A3.

From time to time, the Corporation invests in emerging technology companies that complement existing product lines. These investments are normally accounted for on a cost basis. One such investment, Advanced Fibre Communications, Inc. (AFCI), undertook an initial public offering of its common stock on October 1, 1996. In the third quarter, the Corporation sold 237,248 AFCI shares. At the present time, the Corporation has no definitive plans to sell other AFCI shares. Based upon the quoted market price of AFCI on March 31, 1997, the unrealized gain on this investment was $33.2 million after tax.

                                      (7)

                           PART II. OTHER INFORMATION
                           --------------------------

Item 2.  Changes in Securities.
-------------------------------

         Recent Sales of Unregistered Securities.

              On March 28, 1997, in connection with the acquisition of all shares of Quorum Group, Inc., a privately held Minnesota corporation, the Corporation issued an aggregate of 695,305 shares of its Common Stock to the eight former shareholders of Quorum Group, Inc. Based upon the closing price of the shares of Common Stock on the New York Stock Exchange, Inc., the 695,305 shares delivered at the closing of the acquisition had a market value of approximately $54 million.

              The sale and issuance of the securities in connection with the acquisition of Quorum Group, Inc. were deemed to be exempt from registration under the Securities Act of 1933 (the "Securities Act") in reliance upon Section 4(2) of the Securities Act or Regulation D promulgated thereunder, as transactions by an issuer not involving any public offering. The eight former shareholders of Quorum Group, Inc. receiving shares of Common Stock of the Corporation each represented their intentions to acquire the shares for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transaction. All recipients had adequate access, through their relationship to the Corporation, to information about the Corporation.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

    (a)  Exhibits:

        (11) Statement re: Computation of Per Share Earnings.

        (27) Financial Data Schedule.

    (b)  Reports on form 8-K.

         The Registrant filed with the Commission a Current Report on Form 8-K on February 28, 1997, relating to the rescission of its previously announced stock repurchase program.

Items 1, 3, 4 and 5 of Part II are not applicable and have been omitted.

                                       (8)

                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HARRIS CORPORATION
                                            -----------------------------
                                            (Registrant)

Date: May 8, 1997                           By:/s/Bryan R. Roub
                                               --------------------------
                                               Bryan R. Roub
                                               Senior Vice President & Chief
                                               Financial Officer (principal
                                               financial officer and duly
                                               authorized officer)

                                       (9)

                                  EXHIBIT INDEX
                                  -------------

               Exhibit No.
               Under Reg.
              S-K, Item 601                            Description
              -------------                            -----------

                  (11)                         Statement re: Computation of Per
                                               Share Earnings.

                  (27)                         Financial Data Schedule.