Form 10-K405
period 1997-06-27
HARRIS CORP /DE/
filed 1997-08-29
CIK 202058

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K
(MARK ONE)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED JUNE 27, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from

    ------------------------------- to -------------------------------

                         Commission File Number 1-3863

                               HARRIS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                           DELAWARE                                               34-0276860
     (STATE OR OTHER JURISDICTION OF INCORPORATION OR
                       ORGANIZATION)                                 (I.R.S. EMPLOYER IDENTIFICATION NO.)

                 1025 WEST NASA BOULEVARD
                    MELBOURNE, FLORIDA                                              32919
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                 (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (407) 727-9100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                            NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                      ON WHICH REGISTERED
                 -------------------------    -----------------------------------------------
Common Stock, par value $1 per share                       New York Stock Exchange
7 3/4% Sinking Fund Debentures due 2001                    New York Stock Exchange
Preferred Stock Purchase Rights                            New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                              ---      ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value (based upon the closing price on the New York Stock Exchange) of the voting stock held by non-affiliates of the registrant as of August 21, 1997 was $3,406,757,000.

     The number of outstanding shares of the registrant's Common Stock, on August 21, 1997 was 39,831,053.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on October 24, 1997 are incorporated by reference into
Part III of this Report on Form 10-K

================================================================================

                               HARRIS CORPORATION

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                                        PAGE NO.
                                                                                        --------
         PART I:
            ITEM   1. Business.......................................................       1
            ITEM   2. Properties.....................................................       7
            ITEM   3. Legal Proceedings..............................................       8
            ITEM   4. Submission of Matters to a Vote of Security Holders............       9

        PART II:
            ITEM   5. Market for the Registrant's Common Equity and Related
                      Stockholder Matters............................................      13
            ITEM   6. Selected Financial Data........................................      14
            ITEM   7. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations............................      15
            ITEM  7A. Quantitative and Qualitative Disclosure About Market Risk......      17
            ITEM   8. Financial Statements and Supplementary Data....................      18
            ITEM   9. Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure...........................................      18

       PART III:
            ITEM  10. Directors and Executive Officers of the Registrant.............      19
            ITEM  11. Executive Compensation.........................................      19
            ITEM  12. Security Ownership of Certain Beneficial Owners
                      and Management.................................................      19
            ITEM  13. Certain Relationships and Related Transactions.................      19

        PART IV:
            ITEM  14. Exhibits, Financial Statement Schedules and Reports on Form
                      8-K............................................................      20

SIGNATURES...........................................................................      22

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................      23

                                     PART I

ITEM 1.  BUSINESS.
                                  THE COMPANY

GENERAL

     Harris Corporation was incorporated in Delaware in 1926 as the successor to three companies founded in the 1890's. The principal executive offices of the Company are located at 1025 West NASA Boulevard, Melbourne, Florida 32919, and the telephone number is (407) 727-9100.

     Harris Corporation, along with its subsidiaries (hereinafter called "Harris" or the "Company"), is a worldwide company focused on four core businesses: communications, semiconductors, office systems and equipment, and advanced electronic systems.

     The Company's four core businesses were carried out during fiscal 1997 through three business sectors and a subsidiary, which correspond to the Company's business segments used for financial reporting purposes:
Communications Sector, Semiconductor Sector, Lanier Worldwide, Inc. and Electronic Systems Sector. Harris structures its operations primarily around the markets it serves. The operating divisions within each of the sectors and the subsidiary, which are the basic operating units, have been organized on the basis of technology and markets. For the most part, each operating division has its own marketing, engineering, manufacturing and service organization. Reference is made to the Note Business Segments in the Notes to Financial Statements for further information with respect to business sectors and the subsidiary.

     Total sales in fiscal 1997 increased to $3.8 billion from $3.6 billion a year earlier. Total sales in the United States increased 11 percent from a year earlier while international sales, which amounted to 29 percent of the corporate total, decreased 7 percent. Net income increased 16 percent to $207.5 million from $178.4 million.

     The markets served and principal products of the Company's three business sectors and Lanier Worldwide, Inc. are as follows:

     COMMUNICATIONS SECTOR: produces a comprehensive line of communications equipment and systems for broadcast, radio-communication, telecommunication, and network systems, including: transmitters and studio equipment for analog television and digital television (formerly HDTV); analog and digital AM and FM radio, HF, VHF, UHF radio-communication equipment; air traffic communication systems; microwave radios and transmission equipment; digital telephone switches; telephone subscriber-loop and test systems equipment; office wireless systems; and in-building paging equipment.

     SEMICONDUCTOR SECTOR: produces standard, custom and semi-custom integrated circuits and discrete devices for analog, digital, mixed-signal, and power control and protection applications. These products are used in signal processing, data-acquisition, and logic applications for automotive systems, wireless communications, telecommunications line cards, video and imaging systems, multimedia, industrial equipment, computer peripherals, and military and aerospace systems.

     LANIER WORLDWIDE, INC.: markets, sells, distributes, services, supports and provides supplies for copying systems, facsimile systems and networks, dictation systems, multi-function devices, optical-based electronic image management systems, document productivity solutions, continuous recording systems and computer-based healthcare information management systems and provides a variety of outsourcing services including transcription, systems integration, reprographics, binding and mailroom management.

     ELECTRONIC SYSTEMS SECTOR: engages in the design, development and production of state-of-the-art electronic, communication and information systems for defense, air traffic, aerospace, telecommunications, law enforcement and newspaper composition markets. Applications of the sector's technologies include advanced avionics systems, terrestrial and satellite communication terminals and networks, global positioning system-based controls systems, signal and image processing, weather support systems, civil and military air traffic control systems and integrated airport communication and management systems.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

     The financial results shown in the following tables are presented to comply with current financial accounting standards relating to business segment reporting. Information concerning the identifiable assets of the Company's business segments is contained in the Note Business Segments in the Notes to Financial Statements. In calculating operating profit, allocation of certain expenses among the business segments involves the exercise of business judgment. Intersegment sales, which are insignificant, are accounted for at prices comparable to those paid by unaffiliated customers.

               NET SALES AND OPERATING PROFIT BY BUSINESS SEGMENT

                             (DOLLARS IN MILLIONS)

                                   NET SALES

                               COMMUNI-       SEMI-        LANIER      ELECTRONIC
        FISCAL YEAR ENDED      CATIONS       CONDUCTOR    WORLDWIDE     SYSTEMS         TOTAL
     -----------------------  ----------     --------     --------     ----------     ---------
     June 30, 1995..........    $724.8        $658.7     $1,024.8       $1,035.8      $ 3,444.1
     June 30, 1996..........     841.6         707.7      1,117.2          954.7        3,621.2
     June 27, 1997..........     948.0         679.7      1,171.7          997.8        3,797.2

                                OPERATING PROFIT

                             COMMUNI-     SEMI-      LANIER      ELECTRONIC  CORPORATE   INTEREST
        FISCAL YEAR ENDED    CATIONS     CONDUCTOR   WORLDWIDE   SYSTEMS     EXPENSE     EXPENSE     TOTAL
     ----------------------- -------     -------     -------     -------     -------     -------     ------
     June 30, 1995..........  $68.5      $ 83.0      $105.7       $95.5      $(49.7)     $(65.4)     $237.6
     June 30, 1996..........   82.4       101.0       120.7        76.7       (43.9)      (62.5)      274.4
     June 27, 1997..........   83.5       111.9       129.3        84.4       (37.2)      (59.9)      312.0

DESCRIPTION OF BUSINESS

COMMUNICATIONS

     The Communications Sector of the Company, which is composed of seven operating divisions, designs, manufactures, and sells products characterized by three principal communication technologies: (i) telecommunications, including microwave radio products and systems, digital telephone switches, telephone test equipment, wireless cellular, local loop and turnkey telecommunication network management systems; (ii) broadcast, including digital and analog television and radio studio and transmission systems; and (iii) wireless radio, including high-frequency (HF), very high frequency (VHF) and ultra-high frequency (UHF) products, and complete turnkey communication systems.

     Sales in fiscal 1997 for this business segment increased 13 percent to $948.0 million from $841.6 million for the prior year. The sector recorded operating profit of $83.5 million, up from $82.4 million in fiscal 1996. The sector contributed 25 percent of Company total sales in fiscal 1997 and 23 percent in fiscal 1996.

     The sector is a worldwide supplier of voice and data digital network switches, private-branch exchanges (PBXs), automatic call distributors and standards-based computer telephone integration products to long-distance carriers, local carriers, utilities, corporations and government agencies.

     The sector also supplies telecommunication products and systems, including telephone test systems and tools and operational support systems to manage telephone subscriber loops.

     Under the Farinon trademark, the sector is the largest producer of analog and digital microwave communication systems in North America.

     The sector is the leading supplier of analog and digital radio and television broadcast transmission equipment and radio-studio equipment in the United States and provided the nation's first advanced television transmitter to broadcast digital television as well as the first commercial digital television application. The sector's products include radio and television transmitters, antennas, and audio, remote-control and video production systems. The sector is also a leading supplier of mobile broadcast units.

     The sector is a leading supplier of secure wireless radio communication products, systems and services including two-way HF, VHF and UHF radio equipment and offers a comprehensive line of products including ground-to-air avionics radios and systems for long- and short-distance communications for commercial, military, law enforcement and government applications.

     The sector designs, manufactures and markets cellular and wireless local loop telephony equipment for private, government and public phone system customers operating worldwide.

     The sector also designs and installs turnkey communication systems involving a variety of communication technologies, including HF, VHF, microwave, and switching systems with command and control centers.

     Internationally, particularly in the emerging markets, the sector designs, sells, installs and services communication systems involving radio and television broadcasting equipment, rural telecommunication networks and long- and short-range radios on both a product and a turnkey system basis.

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

     The backlog of unfilled orders for this segment of Harris' business was $351 million at July 25, 1997, substantially all of which is expected to be filled during the 1998 fiscal year, compared with $360 million a year earlier.

SEMICONDUCTOR

     The Semiconductor Sector of the Company produces standard, custom and semi-custom integrated circuits and discrete semiconductors for analog, digital, mixed signal, power control and protection applications and produces devices for data-acquisition, signal processing, logic and power applications that demand the highest levels of performance in terms of speed, precision, low power consumption and reliability, often in harsh environments.

     Sales in fiscal 1997 for this business segment decreased 4 percent to $679.7 million from $707.7 million in fiscal 1996. The sector's operating profit was $111.9 million in fiscal 1997, compared with $101.0 million in fiscal 1996. The sector contributed 18 percent of Company total sales in fiscal 1997 and 20 percent of Company total sales in fiscal 1996.

     The sector produces discrete-power products, including metal oxide semiconductor power devices, transistors, rectifiers, power control circuits and transient suppression products. The sector pioneered development of "intelligent-power" technology which permits the combination of analog, logic and power circuits on the same chip. In addition to industrial and electronic data processing applications for motor controllers and power supplies, these products are widely used in automotive electronic systems, such as automotive ignition systems, anti-lock braking and engine controls, and instrument displays.

     The sector is a major supplier of devices addressing the communications market through the provision of complex functions, including wireless, broadband and data conversion components. In addition, the sector is a leader in mixed-signal telecommunication line card applications, including SLICs (subscriber line interface circuits), coder/decoder and filter products, and cross-point switches used in private-branch-exchange systems and of other circuits for cellular communications, high resolution medical imaging, broadcast and interactive cable, video, multimedia and military radar systems.

     The sector is a major supplier of integrated circuits and discrete devices to the military and aerospace markets, with an emphasis on commercial and military space applications, and other applications for radiation hardened circuits. The sector also supplies custom and semi-custom integrated circuits, known as application specific integrated circuits, designed for high-performance commercial, space and military applications.

     The sector's circuits are based primarily on complementary metal oxide semiconductor, bipolar analog, power analog/digital, metal oxide varistors, radiation hardening and other process technologies.

     Principal customers for the sector's products include video imaging, electronic data processing, communications, telephone, industrial, medical and other electronic equipment manufacturers, automobile manufacturers, defense contractors and U.S. government agencies.

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

     The backlog of unfilled orders for this segment of Harris' business was $294 million at July 25, 1997, substantially all of which is expected to be filled during the 1998 fiscal year, compared with $352 million a year earlier.

LANIER WORLDWIDE

     Lanier Worldwide, Inc. is a wholly-owned subsidiary of Harris which markets, sells, and services office equipment and business communication products and offers a variety of outsourcing services, including transcription, systems integration, reprographics, binding and mailroom management.

     Sales in fiscal 1997 for this business segment increased 5 percent to $1,171.7 million from $1,117.2 million in fiscal year 1996. Operating profit was $129.3 million, up from $120.7 million last year. Lanier Worldwide contributed 31 percent of Company total sales in both fiscal 1997 and fiscal 1996.

     Through a global network of direct sales, national accounts and service centers and authorized dealers, Lanier Worldwide provides copying, dictation, continuous recording, facsimile products and systems, multi-functional devices, document productivity systems and computer-based healthcare information management systems. Lanier also provides facilities management operations and other related outsourcing services. Lanier Worldwide leases certain of its products to customers on a short-term basis.

     Due to the nature of its business, backlog of unfilled orders is not considered significant to an understanding of this segment's business.

ELECTRONIC SYSTEMS

     The Electronic Systems Sector of Harris is composed of several operating divisions and is engaged in advanced research, design, development and production of advanced electronic, information processing and communication systems and sub-systems for government and commercial organizations in the United States and internationally. Applications of the sector's state-of-the-art technologies include air traffic control, advanced aerospace products, weather support systems, image processing, testing of complex electronics systems, newspaper composition, law enforcement and communication and information management systems.

     The Electronic Systems Sector is a major supplier of advanced-technology and electronic systems to the United States Department of Defense, Federal Aviation Administration, National Aeronautics and Space Administration, Federal Bureau of Investigation and other federal and local government agencies, aircraft manufacturers, airports and newspapers and publishing houses.

     Sales in fiscal 1997 for this business segment increased 5 percent to $997.8 million from $954.7 million in fiscal 1996. Operating profit was $84.4 million, an increase from $76.7 million in the previous fiscal year. This sector contributed 26 percent of Company total sales in both fiscal 1997 and fiscal 1996.

     The sector is a leading supplier of air-traffic control communication systems. The sector is also a major supplier of custom aircraft and spaceborne communication and information processing systems, a leading supplier of terrestrial and satellite communication systems and a preeminent supplier of super-high-frequency military satellite ground terminals for the Department of Defense.

     The sector is a major supplier of custom ground-based systems and software designed to collect, store, retrieve, process, analyze, display and distribute information for government, defense and law enforcement applications, including meteorological data processing systems and range management information systems. The sector also provides computer controlled electronic maintenance, logistic, simulation and test systems for military aircraft, ships and ground vehicles. The sector's electronic products enable high speed communications for platforms such as the USAF F-22 air superiority fighter and the Army's Commanche advanced armed reconnaissance helicopter.

     The sector is a worldwide supplier of information-processing systems for newspapers and publishing houses.

     The sector has recently formed two joint ventures with the General Electric Company. One relates to an energy control and management system and distribution automation system business for electric and other utilities; a second venture relates to transportation and electronic systems for railways, OEM and freight shipping customers worldwide.

     Most of the sales of this sector are made directly or indirectly to the United States government under contracts or subcontracts containing standard government contract clauses providing for redetermination of profits, if applicable, and for termination for the convenience of the government or for default of the contractor. These sales consist of a variety of contracts and programs with various governmental agencies, with no single program accounting for 10 percent or more of total Harris sales.

     The backlog of unfilled orders for this segment of Harris' business was $470 million at July 25, 1997, a substantial portion of which is expected to be filled during the 1998 fiscal year, compared with $592 million a year earlier.

INTERNATIONAL BUSINESS

     Sales in fiscal 1997 of products exported from the United States or manufactured abroad were $1,119 million or 29 percent of the Company's total sales, compared with $1,206 million or 33 percent of the Company's total sales in fiscal 1996 and $1,016 million or 30 percent in fiscal 1995. Exports from the United States, principally to Europe and Asia, totalled $550 million or 49 percent of the international sales in fiscal 1997, $632 million or 52 percent of the international sales in fiscal 1996 and $525 million or 52 percent in fiscal 1995 of the international sales.

     Foreign operations represented 15 percent of consolidated net sales and 20 percent of consolidated total assets as of the end of fiscal 1997. Electronic products and systems are produced principally in the United States, and international electronic revenues are derived primarily from exports. Copying and facsimile products are produced primarily in Asia. Semiconductor assembly and test facilities are located in Malaysia and Ireland; and communication products assembly facilities are located in Canada and England.

     International marketing activities are conducted through subsidiaries which operate in Canada, Europe, Central and South America, Asia and Australia. Reference is made to Exhibit 21 "Subsidiaries of the Registrant" for further information regarding foreign subsidiaries.

     Harris utilizes indirect sales channels, including dealers, distributors and sales representatives, in the marketing and sale of some lines of products and equipment, both domestically and internationally. These independent representatives may buy for resale, or, in some cases, solicit orders from commercial or governmental customers for direct sales by Harris. Prices to the ultimate customer in many instances may be recommended or established by the independent representative and may be on a basis which is above or below the Company's list prices. Such independent representatives generally receive a discount from the Company's list prices and may mark-up such prices in setting the final sales prices paid by the customer. During the 1997 fiscal year, orders came from a large number of foreign countries, no one of which accounted for five percent of the Company's total orders.

     Certain of Harris' exports are paid for by letters of credit, with the balance carried either on an open account or installment note basis. Advance payments, progress payments or other similar payments received prior to or upon shipment often cover most of the related costs incurred. Performance guarantees by the Company are generally required on significant foreign government contracts.

     The particular economic, social and political conditions for business conducted outside the United States differ from those encountered by domestic business. Management believes that the composite business risk for the international business as a whole is somewhat greater than that faced by its domestic operations as a whole. International business may subject the Company to such risks as the laws and regulations of foreign governments relating to investments, operations, currency exchange controls, revaluations, taxes, and fluctuations of currencies; uncertainties as to local laws and enforcement of contract and intellectual property rights; occasional requirements for onerous contract clauses; and, in certain areas, rapid changes in governments and economic and political policies, political or civil unrest or the threat of international boycotts and United States anti-boycott legislation. Nevertheless, in the opinion of management, these risks are offset by the diversification of the international business and the protection provided by letters of credit and advance payments.

     Except for inconsequential matters involving road and utility rights-of-way, Harris has never been subjected to threat of government expropriation, either within the United States or abroad.

     Financial information regarding the Company's domestic and international operations is contained in the Note Business Segments in the Notes to Financial Statements.

COMPETITION

     The Company operates in highly competitive businesses that are sensitive to technological advances. Although successful product and systems development is not necessarily dependent on substantial financial resources, some of Harris' competitors in each of the sectors of its business are larger and can maintain higher levels of expenditures for research and development than Harris. Harris concentrates in each of its sectors on the market opportunities which management believes are compatible with its resources, overall technological capabilities and objectives. Principal competitive factors in these sectors are cost-effectiveness, product quality and reliability, service and ability to meet delivery schedules as well as, in international areas, the effectiveness of dealers.

PRINCIPAL CUSTOMERS

     Sales to the U.S. government, which is the Company's only customer accounting for 10 percent or more of total sales, were 23 percent, 26 percent, and 30 percent of the Company's total sales in fiscal 1997, 1996 and 1995 respectively. It is not expected that Defense Department budget cutbacks will have a material effect on the profitability of the Company due in part to the Company's continuing efforts to diversify and reduce its reliance on defense contracts.

BACKLOG

     Harris' backlog of unfilled orders was approximately $1.1 billion at July 25, 1997 and $1.3 billion at July 26, 1996. Substantially all of the backlog orders at July 25, 1997 are expected to be filled by June 30, 1998.

RESEARCH, DEVELOPMENT AND ENGINEERING

     Research and engineering expenditures by Harris totaled approximately $680 million in fiscal 1997, $603 million in fiscal 1996 and $601 million in fiscal 1995. Company-sponsored research and product development costs were $175 million in fiscal 1997, $160 million in fiscal 1996 and $134 million in fiscal 1995. The balance was funded by government and commercial customers. Company-funded research is directed to the development of new products and to building technological capability in selected semiconductor, communications and electronic systems areas. Government-funded research helps strengthen and broaden the technical capabilities of Harris in its areas of interest. Almost all of the operating divisions within the Company's sectors maintain their own engineering and new product development departments, with scientific assistance provided by advanced-technology departments.

PATENTS AND INTELLECTUAL PROPERTY

     Harris holds numerous patents which it considers, in the aggregate, to constitute an important asset. However, the Company does not consider its business or any sector to be materially dependent upon any single patent or any group of related patents. The Company is engaged in a pro-active patent licensing program, especially in the Semiconductor Sector, and has entered into a number of unilateral license and cross-license agreements, many of which generate substantial royalty income. Although existing license agreements have generated income in past years and will do so in the future, there can be no assurances the Company will enter into additional income producing license agreements. Numerous trademarks used on or in connection with Harris products are considered to be a valuable asset of Harris.

ENVIRONMENTAL AND OTHER REGULATIONS

     The manufacturing facilities of Harris, in common with those of industry generally, are subject to numerous laws and regulations designed to protect the environment, particularly in regard to wastes and emissions. Harris believes that it has materially complied with these requirements, and such compliance has not had a material adverse effect on its business or financial condition. Expenditures to protect the environment and to comply with current environmental laws and regulations over the next several years are not expected to have a material impact on the Company's competitive or financial position. If future laws and regulations contain more stringent requirements than presently anticipated, expenditures may be higher than the Company's present estimates of future expenditures.

     Waste treatment facilities and pollution control equipment have been installed to satisfy legal requirements and to achieve the Company's waste minimization and prevention goals. An estimated $.4 million was spent on environmental capital projects in fiscal 1997 and $.3 million in fiscal 1996. The Company currently forecasts authorization for environmental-related capital projects totalling $3.3 million in fiscal 1998. Such amounts may increase in future years.

EMPLOYEES

     As of June 27, 1997, Harris had approximately 29,000 employees. Harris believes that its relations with its employees are good.

ITEM 2.  PROPERTIES.

     Harris operates approximately 37 plants and approximately 430 offices in the United States, Canada, Europe, Central and South America, Asia and Australia consisting of about 7.2 million square feet of manufacturing, administrative, engineering and office facilities that are owned and about 3.9 million square feet of sales, office and manufacturing facilities that are leased. The leased facilities are occupied under leases for terms ranging from one year to 30 years, a majority of which can be terminated or renewed at no longer than five-year intervals at Harris' option. The location of the principal manufacturing plants owned by the Company in the United States and the sectors which utilize such plants are as follows: Electronic Systems -- Malabar, Melbourne and Palm Bay, Florida; Semiconductor -- Palm Bay, Florida; Findlay, Ohio; and Mountaintop, Pennsylvania; Communications -- Camarillo, Novato and Redwood Shores, California; Greensboro, North Carolina; San Antonio, Texas; Quincy, Illinois; and Rochester, New York; and Lanier Worldwide -- Atlanta, Georgia. The location of the principal manufacturing plants owned by the Company outside of the United States, and the sectors which utilize such plants are as follows: Semiconductor -- Dundalk, Ireland; and Kuala Lumpur, Malaysia; and Communications -- Calgary and Montreal, Canada, and Shenzhen Guangdong, China, and Cambridge, U.K.

     Harris considers its facilities to be suitable and adequate for the purposes for which they are used.

     As of June 27, 1997, the following facilities were in productive use by
Harris:

                                                          SQ. FT. TOTAL     SQ. FT. TOTAL
              SECTOR                   FUNCTION               OWNED            LEASED
     -------------------------   ---------------------    -------------     -------------
     Communications              Office/Manufacturing         885,010           757,086
     Semiconductor               Office/Manufacturing       2,213,084            44,344
     Lanier Worldwide            Office/Manufacturing         204,912           710,166
     Electronic Systems          Office/Manufacturing       2,895,112           296,690

     OTHER
     Corporate                   Offices                      959,549            93,659
     Sales/Service               Offices                       13,700         1,967,874
                                                          -------------     -------------
          TOTALS                                            7,171,367         3,869,819

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time, as a normal incident of the nature and kind of business in which the Company is engaged, various claims or charges are asserted and litigation commenced against the Company arising from or related to product liability; patents, trademarks, or trade secrets; breach of warranty; antitrust; distribution; or contractual relations. Claimed amounts may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court awards. In the opinion of management, final judgments, if any, which might be rendered against the Company in currently existing litigation are reserved against or would not have a material adverse effect on the financial condition or the business of the Company as a whole.

     Government contractors, such as the Company, engaged in supplying goods and services to the U.S. government are dependent on congressional appropriations and administrative allotment of funds and may be affected by changes in U.S. government policies. U.S. government contracts typically involve long lead times for design and development and are subject to significant changes in contract scheduling and may be unilaterally modified or cancelled by the government. Often these contracts call for successful design and production of complex and technologically advanced products or systems. The Company may participate in supplying goods and services to the U.S. government as either a prime contractor or a subcontractor to a prime contractor. Disputes may arise between the prime contractor and the government and the prime contractor and its subcontractor and may result in litigation between the contracting parties.

     From time to time, the Company, either individually or in conjunction with other U.S. government contractors, may be the subject of U.S. government investigations for alleged criminal or civil violations of procurement or other federal laws. These investigations may be conducted without the Company's knowledge. The Company is currently cooperating with certain government representatives in investigations relating to potential violations of the federal procurement laws. The Company is unable to predict the outcome of such investigations or to estimate the amounts of resulting claims or other actions that could be instituted against it, its officers or employees. Under present government procurement regulations, if indicted or adjudged in violation of procurement or other federal civil laws, a government contractor could be suspended or debarred from eligibility for awards of new government contracts for up to three years. In addition, a government contractor's foreign export control licenses could be suspended or revoked. Management does not believe that the outcome of these disputes or investigations will have a material adverse effect on the financial condition or the business of the Company as a whole.

     In addition, the Company is subject to numerous federal and state environmental laws and regulatory requirements and is involved from time to time in investigations or litigation of various potential environmental issues concerning ongoing activities at its facilities or remediation as a result of past activities. The Company from time to time receives notices from the United States Environmental Protection Agency and equivalent state environmental agencies that it is a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the "Superfund Act") and/or equivalent state legislation. Such notices assert potential liability for cleanup costs at various sites, most of which are non-Company owned treatment or disposal sites, allegedly containing hazardous substances attributable to the Company from past operations. The Company has been named as a PRP at 10 such sites, excluding sites as to which the Company's records disclose no involvement or as to which the Company's liability has been finally determined. In the opinion of management, any payments the Company may be required to make as a result of currently existing claims will not have a material adverse effect on the financial condition or the business of the Company as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF AUGUST 29, 1997*).

                                     EXECUTIVE OFFICE
     NAME               AGE           CURRENTLY HELD               PAST BUSINESS EXPERIENCE
------------------    -------    -------------------------   -------------------------------------
Phillip W. Farmer        58      Chairman of the Board,      Chairman of the Board and Chief
                                   President and Chief         Executive Officer since July, 1995.
                                   Executive Officer           President since April, 1993. Chief
                                                               Operating Officer 1993-95.
                                                               Executive Vice President and Acting
                                                               President -- Semiconductor Sector,
                                                               1991 to 1993. President --
                                                               Electronic Systems Sector, 1989 to
                                                               1991. Senior Vice President --
                                                               Sector Executive, 1988 to 1989.
                                                               Vice President -- Palm Bay
                                                               Operations, 1986 to 1988. Vice
                                                               President -- General Manager,
                                                               Government Support Systems
                                                               Division, 1982 to 1986. Director
                                                               since 1993.

Wesley E. Cantrell       62      President and               President and Chief Executive
                                   Chief Executive             Officer, Lanier Worldwide, Inc.
                                   Officer,                    since March, 1987. Senior Vice
                                   Lanier Worldwide, Inc.      President -- Sector Executive,
                                                               Lanier Business Products Sector,
                                                               1985 to 1987. President, Lanier
                                                               Business Products, 1977 to 1987.
                                                               Executive Vice President and
                                                               National Sales Manager, Lanier
                                                               Business Products, 1972 to 1977.
                                                               Vice President, Lanier Business
                                                               Products, 1966 to 1972. Employed by
                                                               Lanier Business Products since
                                                               1955.

E. Van Cullens           51      President --                President -- Communications Sector
                                   Communications Sector       since June, 1997. Formerly Senior
                                                               Vice President and Head of Internet
                                                               Business Unit of Siemens Public
                                                               Communication Networks Group,
                                                               Siemens Stromberg-Carlson, 1996 to
                                                               June 1997. Senior Vice President of
                                                               Marketing and Business Development
                                                               of Siemens Stromberg-Carlson from
                                                               1991 to 1996. Various management
                                                               assignments with Stromberg-Carlson,
                                                               1984 to 1991.

John C. Garrett          54      President --                President -- Semiconductor Sector
                                   Semiconductor Sector        since April, 1993. Formerly
                                                               Executive Vice President,
                                                               Industrial Business, Square D
                                                               Company 1987 to 1993, and various
                                                               general management assignments with
                                                               General Electric Company 1964 to
                                                               1987.

---------------

*This listing identifies the executive officers of the Company, as defined pursuant to the Securities Exchange Act of 1934, as well as all other corporate vice presidents.

                                     EXECUTIVE OFFICE
      NAME              AGE           CURRENTLY HELD               PAST BUSINESS EXPERIENCE
--------------------  -------    -------------------------   -------------------------------------
Albert E. Smith          47      President -- Electronic     President -- Electronic Systems
                                   Systems Sector              Sector since April, 1996. Formerly
                                                               President -- Space Systems
                                                               Division, Lockheed Martin, June
                                                               1994 to April 1996. Various
                                                               management assignments with
                                                               Lockheed Corporation, 1985 to June
                                                               1994.

Bryan R. Roub            56      Senior Vice President --    Senior Vice President -- Chief
                                   Chief Financial Officer     Financial Officer since October,
                                                               1993. Senior Vice
                                                               President -- Finance July, 1984 to
                                                               October, 1993. Formerly with
                                                               Midland-Ross Corporation in the
                                                               capacities of Executive Vice
                                                               President -- Finance, 1982 to 1984;
                                                               Senior Vice President, 1981 to
                                                               1982; Vice President and
                                                               Controller, 1977 to 1981; and
                                                               Controller, 1973 to 1977.

Richard L. Ballantyne    57      Vice President -- General   Vice President -- General Counsel and
                                   Counsel and Secretary       Secretary since November, 1989.
                                                               Formerly Vice President -- General
                                                               Counsel and Secretary, Prime
                                                               Computer, Inc., 1982 to 1989.

James L. Christie        45      Vice President --           Vice President -- Internal Audit
                                   Internal Audit              since August, 1992. Director --
                                                               Internal Audit, 1986 to 1992.
                                                               Formerly Director -- Internal Audit
                                                               and Division Controller at Harris
                                                               Graphics Corporation, 1985 to 1986.
                                                               Various corporate and division
                                                               financial positions at Harris, 1978
                                                               to 1985.

Robert W. Fay            50      Vice President --           Vice President -- Controller since
                                   Controller                  January, 1993. Acting Vice
                                                               President -- Controller,
                                                               Semiconductor Sector, 1991 to 1993.
                                                               Vice President -- Treasurer, 1988
                                                               to 1993. Treasurer, 1985 to 1988.
                                                               Director -- Financial Operations,
                                                               Semiconductor Sector, 1984 to 1985.
                                                               Controller -- Bipolar Digital
                                                               Semiconductor Division, 1981 to
                                                               1984. Manager -- Corporate Finance
                                                               and Cash Management, 1978 to 1981.

                                     EXECUTIVE OFFICE
      NAME               AGE          CURRENTLY HELD               PAST BUSINESS EXPERIENCE
-------------------   ---------  -------------------------   -------------------------------------
Nick E. Heldreth         55      Vice President --           Vice President -- Human Resources and
                                   Human Resources and         Corporate Relations since July,
                                   Corporate Relations         1996. Vice President -- Human
                                                               Resources since June, 1986.
                                                               Formerly Vice President -- Personnel
                                                               and Industrial Relations, Commercial
                                                               Products Division, Pratt & Whitney
                                                               and various related assignments
                                                               with United Technologies Corporation,
                                                               1974 to 1986.

John G. Johnson          61      Vice President --           Vice President -- Quality and New
                                   Quality and                 Processes since 1994. Formerly Vice
                                   New Processes               President and Program Manager of
                                                               Core Program. Various management
                                                               assignments with the Electronic
                                                               Systems Sector, 1962 to 1994.

Herbert N. McCauley      64      Vice President --           Vice President -- Information
                                   Information Management      Management since August, 1980. In
                                                               July 1996, also Vice President --
                                                               General Manager, Telecommunications
                                                               Systems Division. Director --
                                                               Management Information Systems,
                                                               1976 to 1980.

Ronald R. Spoehel        39      Vice President --           Vice President -- Corporate
                                   Corporate Development       Development since October, 1994.
                                                               Formerly, Senior Vice President,
                                                               ICF Kaiser International, Inc., in
                                                               various general management
                                                               assignments including member of the
                                                               office of the chairman, chief
                                                               financial officer, and treasurer,
                                                               1990 to 1994; and, Vice President,
                                                               Investment Banking, Lehman Brothers
                                                               (formerly Shearson Lehman Hutton
                                                               Inc.), 1985 to 1990.

David S. Wasserman       54      Vice President --           Vice President -- Treasurer since
                                   Treasurer                   January, 1993. Vice President --
                                                               Taxes 1987 to 1993. Formerly Senior
                                                               Vice President, Midland-Ross
                                                               Corporation, 1979 to 1987.

     There is no family relationship between any of the Company's executive officers or directors and there are no arrangements or understandings between any of the Company's executive officers or directors and any other person pursuant to which any of them was elected as an officer or director, other than arrangements or understandings with directors or officers of the Company acting solely in their capacities as such. All of the Company's executive officers are elected annually and serve at the pleasure of the Board of Directors.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     Harris Corporation Common Stock, par value $1 per share (the "Common Stock"), is listed on the New York Stock Exchange, Inc. ("NYSE"), under the ticker symbol "HRS," and is also traded on the Boston, Chicago, Philadelphia and Pacific Stock Exchanges and through the Intermarket Trading System. As of August 21, 1997, there were approximately 10,694 holders of record of the Common Stock.

     The high and low sales prices as reported in the consolidated transaction reporting system and the dividends paid on the Common Stock for each quarterly period in the last two fiscal years are reported below:

                                                            CASH
                                         HIGH     LOW     DIVIDENDS
                                         ----     ---     ---------
FISCAL 1996
  First Quarter......................    $61 3/8  $51 1/2    $0.34
  Second Quarter.....................     60 5/8   50 3/4    $0.34
  Third Quarter......................     68 7/8   48 7/8    $0.34
  Fourth Quarter.....................     68       57 5/8    $0.34
                                                           -------
                                                             $1.36
                                                           =======
FISCAL 1997
  First Quarter......................    $65 7/8  $50 1/4    $0.38
  Second Quarter.....................    $71 3/8  $61 3/4    $0.38
  Third Quarter......................    $80      $67 3/8    $0.38
  Fourth Quarter.....................    $92 1/8  $72 5/8    $0.38
                                                           -------
                                                             $1.52
                                                           =======

     In August, the Board declared a quarterly cash dividend of $.44 per share. The Company has paid cash dividends in every year since 1941 and currently expects that cash dividends will continue to be paid in the future; however, there can be no assurances as to future dividend payments.

     On August 23, 1997, the Board of Directors approved a two-for-one stock split to shareholders of record on September 4, 1997. The additional shares will be distributed on or around September 26, 1997. ALL INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K (INCLUDING THE FINANCIAL STATEMENTS AND COVER PAGE) IS ON A PRE-SPLIT BASIS.

SALES OF UNREGISTERED SECURITIES

     On March 28, 1997, in connection with the acquisition of all shares of Quorum Group, Inc., a privately-held Minnesota corporation, the Company issued an aggregate of 695,305 shares of its Common Stock to the eight shareholders of Quorum Group, Inc. Based upon the closing price of the shares of Common Stock on the NYSE, the 695,305 shares delivered at the closing of the acquisition had a market value of approximately $54 million. The sale and issuance of the securities in connection with the acquisition of Quorum Group, Inc. were deemed to be exempt from registration under the Securities Act of 1933 (the "Securities Act") in reliance upon Section 4(2) of the Securities Act or Regulation D promulgated thereunder, as transactions by an issuer not involving any public offering. The eight former shareholders of Quorum Group, Inc. receiving shares of Common Stock of the Company each represented his or her intention to acquire the shares for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in such transaction. All recipients had adequate access through their relationship to the Company to information about the Company.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table summarizes selected financial information of Harris Corporation and its subsidiaries for each of the last five fiscal years. This table should be read in conjunction with other financial information of Harris, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and financial statements included elsewhere herein.

                                                           FISCAL YEARS ENDED
                                      ------------------------------------------------------------
                                        1997         1996         1995         1994         1993
                                      --------     --------     --------     --------     --------
                                      (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenue from sales, rentals, and
  services.........................   $3,797.2     $3,621.2     $3,444.1     $3,336.1     $3,099.1
Cost of sales, rentals, and
  services.........................    2,519.2      2,404.6      2,328.5      2,274.8      2,086.0
Interest expense...................       59.9         62.5         65.4         58.3         59.9
Income before income taxes.........      312.0        274.4        237.6        193.5        169.8
Income taxes.......................      104.5         96.0         83.1         71.6         58.7
Income before cumulative effect of
  change in accounting principle...      207.5        178.4        154.5        121.9        111.1
Cumulative effect of change in
  accounting principle.............         --           --           --        (10.1)          --
Net income.........................      207.5        178.4        154.5        111.8        111.1
Average shares outstanding.........       39.4         39.0         39.1         39.7         39.4
Per share data:
  Income before cumulative effect
     of change in accounting
     principle.....................       5.27         4.58         3.95         3.07         2.82
  Cumulative effect of change in
     accounting principle..........         --           --           --         (.25)          --
  Net income.......................       5.27         4.58         3.95         2.82         2.82
  Cash dividends...................       1.52         1.36         1.24         1.12         1.04
Net working capital................      774.9        757.8        755.4        893.6        792.5
Net plant and equipment............      878.3        721.7        581.0        551.3        564.1
Long-term debt.....................      686.7        588.5        475.9        661.7        612.0
Total assets.......................    3,637.9      3,206.7      2,836.0      2,677.1      2,542.0
Shareholders' equity...............    1,578.2      1,372.9      1,248.8      1,188.0      1,141.3
Book value per share...............      39.64        35.32        32.12        30.23        28.82

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information in this review, along with the Business Segment data shown on page 2, reflects the Company's continuing operations.

RESULTS OF OPERATIONS

FISCAL 1997 COMPARED WITH 1996 -- Sales in fiscal 1997 increased 4.9 percent while net income increased 16.3 percent.

     Communications segment sales increased 12.6 percent and net income increased 7.9 percent. The segment benefited from strong sales and earnings growth in its microwave systems business, as well as lower tax rates. Significant gains from the sale of investment securities were substantially offset by very poor performance in the segment's digital switch business. This poor performance relates to high margin orders expected in fiscal 1997 which were delayed until fiscal 1998. Improvement in the digital switch business coupled with expected strong performance in the microwave systems and broadcast products businesses should result in higher sales and earnings in fiscal 1998.

     Semiconductor segment sales were 4.0 percent lower than last year while net income increased 10.7 percent. Lower earnings for the segment's discrete power and digital products were offset by improved margins for intelligent power products and significantly increased royalty income. Improving market conditions for the industry and increased manufacturing capacity is expected to result in a significant increase in fiscal 1998 sales, and higher earnings.

     Lanier Worldwide segment sales and net income increased 4.9 percent and
17.1 percent, respectively. Sales in European markets were adversely affected by currency fluctuations, while both domestic and international margins increased due to the favorable impact of sourcing yen-based products. This segment expects both improved sales and earnings in fiscal 1998.

     Sales for the Electronic Systems segment were 4.5 percent higher than the prior year due to growth in its information systems business. Net income for the year increased 37.2 percent over last year due to higher margins for the segment's core defense products and reduced losses in its energy management business which was transferred to a joint venture in January of 1997. Earnings in fiscal 1997 include a gain from the sale of a building which was substantially offset by write-offs on certain long-term contracts. While the segment continues to adjust to reduced appropriations in its core defense business, fiscal 1998 sales are expected to be slightly higher than the prior year with a moderate decrease in earnings.

     Cost of sales, rentals, and services as a percentage of sales decreased to
66.3 percent from 66.4 percent in the prior year. For the current year, cost ratios were lower in the Semiconductor segment due to significantly increased royalty income and the Lanier segment due to favorable currency exchange rates. Engineering, selling, and administrative expenses as a percentage of sales increased from 25.2 percent in fiscal 1996 to 25.4 percent in the current year. Lower administrative costs were offset by increased marketing expenses and Company-sponsored research and development.

     Interest income and expense were slightly lower for the year as additional interest on borrowed funds used for major new construction projects has been capitalized as a component of plant and equipment under construction. "Other-net" expense was $26.2 million lower in fiscal 1997 due to gains resulting from the sale of investment securities and a gain on the sale of a building.

     The provision for income taxes in fiscal 1997 was 33.5 percent of income before income taxes compared to 35.0 percent in fiscal 1996. The reduction from the statutory U.S. income tax rate of 35.0 percent in 1997 resulted from tax benefits associated with foreign income and export sales.

CAPITAL EXPENDITURES -- Expenditures for land, buildings, and equipment totaled $279 million in 1997, up from $225 million in the prior year. In addition, during fiscal 1997, $71 million was invested in equipment for rental to customers, up from $68 million invested in the prior year. Substantially all of this investment in rental equipment is related to Lanier Worldwide products.

FISCAL 1996 COMPARED WITH 1995 -- Sales in fiscal 1996 increased 5.1 percent while net income increased 15.5 percent.

     Communications segment sales increased 16.1 percent and net income increased 30.7 percent. The segment's strong growth in sales and earnings reflected strong demand in the segment's telecommunications and wireless businesses, particularly microwave systems, broadcast products, and telephone test equipment. International sales were higher than the previous year and accounted for 49 percent of total segment sales in fiscal 1996.

     Semiconductor segment sales increased 7.4 percent despite an industry-wide slowdown in new orders during the second half of the fiscal year. Strong sales of the segment's power control products, improved margins on military products, and increased royalty income contributed to the segment's 23.7 percent earnings growth.

     Sales in the Lanier Worldwide segment increased 9.0 percent while net income increased 24.2 percent. Sales and earnings were strong in both domestic and international markets.

     Electronic Systems segment sales and net income decreased 7.8 and 19.3 percent, respectively. Segment results were impacted by write-offs on development programs, whose production follow-on is unlikely, and significantly lower sales and losses in the segment's energy management business.

     Cost of sales, rentals, and services as a percentage of sales decreased to
66.4 percent from 67.6 percent in the prior year. Continuing margin improvement in the Semiconductor and Communications segments was offset in part by higher costs in the Electronic Systems segment. Engineering, selling, and administrative expenses as a percentage of sales increased to 25.2 percent from
24.3 percent last year. Higher marketing expenses and a 19.4 percent increase in Company-sponsored research and development expenditures contributed to higher operating expenses.

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

CAPITAL EXPENDITURES -- Expenditures for land, buildings, and equipment totaled $225 million in fiscal 1996, up from $139 million in the prior year. In addition, during fiscal 1996, $68 million was invested in equipment for rental to customers, up from $65 million invested in the prior year. Substantially all of this investment in rental equipment is related to Lanier Worldwide products.

FINANCIAL CONDITION

CASH POSITION -- At June 27, 1997, cash and cash equivalents totaled $71 million, a decrease from $75 million at June 30, 1996. Marketable securities were $91 million at June 27, 1997.

RECEIVABLES, UNBILLED COSTS, AND INVENTORIES -- Notes and accounts receivable amounted to $1,038 million at June 27, 1997, compared to $919 million a year earlier. The increase in receivables reflects increased fourth quarter revenues and a substantial increase in notes from customer leasing. Unbilled costs and inventories decreased $6 million from the prior year to $936 million.

BORROWING ARRANGEMENTS -- The Company has available $800 million syndicated credit facilities. Under these agreements $347 million was outstanding at June 27, 1997. The Company also has available $142 million in open bank credit lines, of which $99 million was available at June 27, 1997. In addition, Harris filed a Registration Statement effective May 1996 for $250 million of medium-term notes and subsequently issued $100 million of 6.65% Notes due 2006. Additional amounts under the Registration Statement may be offered to the public from time to time on terms to be determined by market conditions.

CAPITALIZATION -- At June 27, 1997, debt totaled $983 million, representing 38.4 percent of total capitalization (defined as the sum of total debt plus shareholders' equity). A year earlier, debt of $772 million was 36.0 percent of total capitalization. Year-end long-term debt included $350 million of debentures, $313 million of notes payable to banks and insurance companies, and $24 million of other long-term debt.

     In 1997, the Company issued 346,151 shares of the Common Stock to employees under the terms of the Company's stock purchase, option and incentive plans and 695,305 shares for the acquisition of Quorum Group, Inc.

     The Company expects to maintain operating ratios, fixed-charge coverages, and balance-sheet ratios sufficient for retention of its present debt ratings.

RETIREMENT PLANS -- Retirement benefits for substantially all of the Company's employees are provided primarily through a retirement plan having profit-sharing and savings elements. The Company also has non-contributory defined benefit pension plans and provides limited health-care benefits to retirees who have 10 or more years of service. All obligations under the Company's retirement plans have been fully funded by the Company's contributions, the provision for which totaled $80 million during the 1997 fiscal year.

DEFERRED INCOME TAXES -- The liability for non-current deferred income taxes was $84 million at June 27, 1997, up from $62 million a year earlier.

IMPACT OF FOREIGN EXCHANGE -- Approximately 80 percent of the Company's international business is transacted in local currency environments. The impact of translating the assets and liabilities of these operations to U.S. dollars is included as a component of Shareholders' Equity. At June 27, 1997 the cumulative translation adjustment reduced Shareholders' Equity by $30 million compared to a reduction of $16 million at June 30, 1996.

     The Company utilizes exchange rate agreements with customers and suppliers and foreign currency hedging instruments to minimize the currency risks of international transactions. Gains and losses resulting from currency rate fluctuations did not have a material effect on the Company's results in 1997, 1996 or 1995.

IMPACT OF INFLATION -- To the extent feasible, the Company has consistently followed the practice of adjusting its prices to reflect the impact of inflation on wages and salaries for employees and the cost of purchased materials and services.

FORWARD-LOOKING INFORMATION

     This report contains forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those stated or implied by the forward-looking statements.

     The Company's consolidated results and the forward-looking statements could be affected by, among other things, general economic conditions in the markets in which the Company operates; successful execution of management's internal operating plans; fluctuations in foreign currency exchange rates; worldwide demand for integrated semiconductor circuits, particularly power products; reductions in the U.S. and worldwide defense and space budgets, consolidations within the defense industry and recovery of costs incurred on fixed price contracts; termination of customer contracts; continued development and market acceptance of new products, especially digital television broadcast products and semiconductor wireless and multi-media products; continued success of the patent licensing program; and the successful resolution of patent infringement and other general litigation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The Company uses foreign exchange contracts and options to hedge foreign currency commitments. Specifically, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from Japanese suppliers, intercompany loans, firm committed operating expenses in Malaysia and Ireland, and accounts receivable from and future committed sales to customers. Management believes the use of foreign currency financial instruments should reduce the risks which arise from doing business in international markets. At June 27, 1997, the Company had open foreign exchange contracts with a notional amount of $259 million. The use of foreign exchange contracts did not have a material effect on income or cash flows in fiscal 1997 and prior years and, based on open contracts at June 27, 1997, the Company does not expect a material effect on income or cash flows in fiscal 1998.

     The Company also maintains a portfolio of marketable equity securities available for sale. These investments result from the funding of start-up companies that have technology or products that are of interest to the Company. The fair market value of these securities at June 27, 1997, was $91.3 million with the corresponding unrealized gain included as a component of shareholders' equity. These investments have historically had higher volatility than most market indices. If the quoted market price of marketable equity securities was to increase or decrease 10 percent, the fair market value of these securities would correspondingly increase or decrease $9.1 million.

     The Company utilizes both fixed-rate and variable-rate debt as described in the Notes to Financial Statements. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data required by this Item are set forth in the pages indicated in Item 14(a)(1) and (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item, with respect to Directors of the Company, is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on October 24, 1997, which proxy statement is expected to be filed within 120 days after the end of the Company's 1997 fiscal year. Certain information regarding executive officers of the Company is included in Part I hereof in accordance with General Instruction G(3) of Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item, with respect to compensation of Directors and Executive Officers of the Company, is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on October 24, 1997, which proxy statement is expected to be filed within 120 days after the end of the Company's 1997 fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item, with respect to security ownership of certain beneficial owners and management of the Company, is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on October 24, 1997, which proxy statement is expected to be filed within 120 days after the end of the Company's 1997 fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the fiscal year ended June 27, 1997, there existed no relationships and there were no transactions reportable under this Item.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this report:

                                                                                         PAGE
         (1) Financial Statements:
              Report of Independent Accountants...................................        24
              Consolidated Statement of Income -- Years ended June 27, 1997, June
               30, 1996 and June 30, 1995.........................................        25
              Consolidated Statement of Retained Earnings --
                Years ended June 27, 1997, June 30, 1996 and June 30, 1995........        25
              Consolidated Balance Sheet -- June 27, 1997 and June 30, 1996.......        26
              Consolidated Statement of Cash Flows --
                Years ended June 27, 1997, June 30, 1996 and June 30, 1995........        27
              Notes to Financial Statements.......................................        28

         (2) Financial Statement Schedules:
              For each of the years ended June 27, 1997, June 30, 1996 and June
               30, 1995
                   Schedule II -- Valuation and Qualifying Accounts...............        35

     All other schedules are omitted because they are not applicable, the amounts are not significant or the required information is shown in the financial statements or the notes thereto.

        (3) Exhibits

             (3)(i) Restated Certificate of Incorporation of Harris Corporation (December 1995), incorporated herein by reference to Exhibit 3(i) to the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1996.

             (3)(ii) By-Laws of Harris Corporation as in effect February 23, 1996, incorporated herein by reference to Exhibit 3(ii) to the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 1996.

             (4)(a) Specimen stock certificate for the Company's Common Stock.

             (4)(b) Stockholder Protection Rights Agreement, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, dated as of December 6, 1996, incorporated herein by reference to Exhibit 1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 1996.

             (4)(c) Indenture, dated as of May 1, 1996, between the Company and Chemical Bank, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company's Board of Directors or a Committee of the Board, incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-3, Registration Statement No. 333-03111.

             (4)(d) Pursuant to Regulation S-K Item 601(b)(iii), Registrant by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Company.

             (10) Material Contracts:

             *(a) Form of Senior Executive Severance Agreement, incorporated herein by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

             *(b) Harris Corporation Annual Incentive Plan, incorporated herein by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

             *(c) Harris Corporation Stock Incentive Plan.

                *(d) Harris Corporation 1981 Stock Option Plan for Key Employees, incorporated herein by reference to Exhibit 10(d) of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.

                *(e) Lanier Worldwide, Inc. Key Contributor Bonus Plan, incorporated herein by reference to Exhibit 10(e) of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

                *(f) Lanier Worldwide, Inc. Long-Term Incentive Plan for Key Employees, incorporated herein by reference to Exhibit 10(f) of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

                *(g) Harris Corporation Retirement Plan, incorporated herein by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

                *(h) Harris Corporation Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

                *(i) Lanier Worldwide, Inc. Pension Equity Plan.

                *(j) Lanier Worldwide, Inc. Savings Incentive Plan.

                *(k) Lanier Worldwide, Inc. Supplemental Executive Retirement Plan.

                *(l) Lanier Worldwide, Inc. Supplemental Executive Retirement Savings Plan.

                *(m) Directors Retirement Plan, incorporated herein by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

                *(n) Harris Corporation 1997 Deferred Compensation Plan for Outside Directors.

                 (o) Harris Corporation $300,000,000 364-Day Credit Agreement, dated as of November 6, 1996, incorporated herein by reference to
           Exhibit 10(i) to the Company's Form 10-Q Quarterly Report for the quarter ended December 31, 1996.

                 (p) Harris Corporation $500,000,000 5-Year Credit Agreement, dated as of November 6, 1996, incorporated herein by reference to
           Exhibit 10(ii) to the Company's Form 10-Q Quarterly Report for the quarter ended December 31, 1996.

          (11) Statement regarding computation of net income per share.

          (21) Subsidiaries of the Registrant.

          (23) Consent of Ernst & Young LLP.

          (27) Financial Data Schedule.

     (b) Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended June 27, 1997.

------------------
*Management contract or compensatory plan or arrangement.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            HARRIS CORPORATION
                                            (Registrant)
Dated: August 29, 1997

                                            By /s/ BRYAN R. ROUB
                                             -----------------------------------
                                                        Bryan R. Roub
                                                 Senior Vice President-Chief
                                                       Financial Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

        SIGNATURE                                   TITLE                       DATE
------------------------                 ------------------------------    ----------------

/s/ PHILLIP W. FARMER                    Chairman of the Board,
----------------------------------------   President
      Phillip W. Farmer                    and Chief Executive Officer
                                           (Principal Executive
                                           Officer)

/s/ BRYAN R. ROUB                        Senior Vice President -- Chief
----------------------------------------   Financial Officer
      Bryan R. Roub                        (Principal Financial
                                           Officer)

/s/ ROBERT W. FAY                        Vice President -- Controller
----------------------------------------   (Principal Accounting
      Robert W. Fay                        Officer)

/s/ ROBERT CIZIK                         Director
----------------------------------------
      Robert Cizik

/s/ LESTER E. COLEMAN                    Director                           August 29, 1997
----------------------------------------
      Lester E. Coleman

/s/ ALFRED C. DECRANE, JR.               Director
----------------------------------------
      Alfred C. DeCrane, Jr.

/s/ RALPH D. DENUNZIO                    Director
----------------------------------------
      Ralph D. DeNunzio

/s/ JOSEPH L. DIONNE                     Director
----------------------------------------
      Joseph L. Dionne

/s/ JOHN T. HARTLEY                      Director
----------------------------------------
      John T. Hartley

/s/ KAREN KATEN                          Director
----------------------------------------
      Karen Katen

/s/ ALEXANDER B. TROWBRIDGE              Director
----------------------------------------
      Alexander B. Trowbridge

                           ANNUAL REPORT ON FORM 10-K

                                     ITEM 8

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        FISCAL YEAR ENDED JUNE 27, 1997

                               HARRIS CORPORATION

                               MELBOURNE, FLORIDA

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Harris Directors and Shareholders:

     We have audited the accompanying consolidated balance sheets of Harris Corporation and subsidiaries as of June 27, 1997 and June 30, 1996, and the related consolidated statements of income, retained earnings, and cash flows for each of the three fiscal years in the period ended June 27, 1997. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harris Corporation and subsidiaries at June 27, 1997 and June 30, 1996, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended June 27, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth herein.




                                          ERNST & YOUNG LLP

Orlando, Florida
July 23, 1997

FINANCIAL STATEMENTS

                     CONSOLIDATED STATEMENT OF INCOME

                                                                                                 Fiscal years ended
                                                                                    --------------------------------------------
                               (In millions except per share amounts)                  1997              1996              1995
                    -------------------------------------------------------------------------------------------------------------
                    REVENUE
                    Revenue from product sales and rentals                           $ 3,335.7         $3,189.2          $3,032.2
                    Revenue from services                                                461.5            432.0             411.9
                    Interest                                                              37.4             38.1              36.8
                                                                                     --------------------------------------------
                                                                                       3,834.6          3,659.3           3,480.9
                    COSTS AND EXPENSES
                    Cost of product sales and rentals                                  2,267.4          2,151.9           2,075.9
                    Cost of services                                                     251.8            252.7             252.6
                    Engineering, selling and administrative expenses                     963.8            911.9             835.8
                    Interest                                                              59.9             62.5              65.4
                    Other -- net                                                         (20.3)             5.9              13.6
                                                                                    ---------------------------------------------
                                                                                       3,522.6          3,384.9           3,243.3
                                                                                    ---------------------------------------------
                    Income before income taxes                                           312.0            274.4             237.6
                    Income taxes                                                         104.5             96.0              83.1
                                                                                    ---------------------------------------------
                    Net income                                                       $   207.5         $  178.4          $  154.5
                                                                                    ---------------------------------------------
                    Net income per share                                             $    5.27         $   4.58          $   3.95
                                                                                    ----------

                     CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                                                                                 Fiscal years ended
                                                                                    --------------------------------------------
                               (In millions except per share amounts)                  1997              1996              1995
                    -------------------------------------------------------------------------------------------------------------
                    Balance at beginning of year                                     $ 1,072.7         $  969.4          $  943.1
                    Net income for the year                                              207.5            178.4             154.5
                    Cash dividends ($1.52 per share in 1997, $1.36 per share in
                      1996 and $1.24 per share in 1995)                                  (60.3)           (52.8)            (48.2)
                    Non-cash dividend                                                       --               --             (55.2)
                    Treasury stock retired                                                  --            (22.3)            (24.8)
                                                                                     --------------------------------------------
                    Balance at end of year                                           $ 1,219.9         $1,072.7          $  969.4
                                                                                    ----------

                     See Notes to Financial Statements.

FINANCIAL STATEMENTS

                     CONSOLIDATED BALANCE SHEET

                                                                                                       June 27          June 30
                                                                                                     --------------------------
                                                    (In millions)                                       1997              1996
                    ------------------------------------------------------------------------------------------------------------
                    ASSETS
                    CURRENT ASSETS
                    Cash and cash equivalents                                                         $    70.7         $   74.6
                    Marketable securities                                                                  91.3             24.8
                    Receivables                                                                           820.6            727.8
                    Unbilled costs and accrued earnings on fixed price contracts                          324.8            397.8
                    Inventories                                                                           611.1            544.1
                    Deferred income taxes                                                                 145.0            171.8
                                                                                                      --------------------------
                        Total current assets                                                            2,063.5          1,940.9
                    OTHER ASSETS
                    Plant and equipment                                                                   878.3            721.7
                    Notes receivable-net                                                                  217.7            190.7
                    Intangibles resulting from acquisitions                                               227.5            212.8
                    Other assets                                                                          250.9            140.6
                                                                                                     ---------------------------
                                                                                                      $ 3,637.9         $3,206.7
                                                                                                     ---------------------------
                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    CURRENT LIABILITIES
                    Short-term debt                                                                   $   288.5         $  181.3
                    Accounts payable                                                                      196.8            209.0
                    Compensation and benefits                                                             216.9            209.3
                    Other accrued items                                                                   191.7            190.8
                    Advance payments by customers                                                          99.3             95.2
                    Unearned leasing and service income                                                   191.6            192.6
                    Income taxes                                                                           96.0            102.7
                    Current portion of long-term debt                                                       7.8              2.2
                                                                                                     ---------------------------
                        Total current liabilities                                                       1,288.6          1,183.1
                    OTHER LIABILITIES
                    Deferred income taxes                                                                  84.4             62.2
                    Long-term debt                                                                        686.7            588.5
                    SHAREHOLDERS' EQUITY
                    Preferred Stock, without par value; 1,000,000 shares authorized; none issued
                    Common Stock, $1.00 par value; 250,000,000 shares authorized; issued and
                      outstanding 39,812,835 shares in 1997 and 38,871,603 shares in 1996                  39.8             38.9
                    Other capital                                                                         289.9            266.0
                    Retained earnings                                                                   1,219.9          1,072.7
                    Net unrealized gain on securities available for sale                                   53.8             11.1
                    Unearned compensation                                                                   4.4               .3
                    Cumulative translation adjustments                                                    (29.6)           (16.1)
                                                                                                     ---------------------------
                        Total Shareholders' Equity                                                      1,578.2          1,372.9
                                                                                                     ---------------------------
                                                                                                      $ 3,637.9         $3,206.7
                                                                                                     ---------------------------

                     See Notes to Financial Statements.

FINANCIAL STATEMENTS

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                Fiscal years ended
                                                                                  ----------------------------------------------
                                          (In millions)                               1997              1996              1995
                    ------------------------------------------------------------------------------------------------------------
                    OPERATING ACTIVITIES
                    Net income                                                      $  207.5          $   178.4          $ 154.5
                    Adjustments to reconcile income to net cash provided by
                      operating activities:
                      Depreciation                                                     170.3              158.1            155.0
                      Amortization                                                      13.2               12.6             10.3
                      Non-current deferred income taxes                                 22.2                7.4             33.3
                    Changes in assets and liabilities:
                        Receivables                                                   (188.8)             (88.1)           (47.0)
                        Unbilled costs and inventories                                   7.1              (65.0)           (52.3)
                        Accounts payable and accrued liabilities                        (7.2)              63.7             (1.2)
                        Advance payments and unearned income                             2.4               23.3             76.0
                        Income taxes                                                    (3.9)             (14.8)           (35.9)
                    Other                                                              (18.4)             (13.8)            17.4
                                                                                  ----------------------------------------------
                        Net cash provided by operating activities                      204.4              261.8            310.1
                    INVESTING ACTIVITIES
                    Cash paid for acquired businesses                                  (24.3)             (69.9)           (11.4)
                    Capital expenditures:
                      Plant and equipment                                             (279.4)            (225.4)          (139.3)
                      Rental equipment                                                 (70.5)             (67.5)           (64.9)
                                                                                    --------------------------------------------
                        Net cash used in investing activities                         (374.2)            (362.8)          (215.6)
                    FINANCING ACTIVITIES
                    Proceeds from borrowings                                         6,519.4            1,152.2            750.0
                    Payments of borrowings                                          (6,305.4)          (1,025.3)          (787.8)
                    Cash dividends                                                     (60.3)             (52.8)           (56.6)
                    Purchase of Common Stock for treasury                                 --              (26.0)           (29.8)
                    Proceeds from sale of Common Stock                                  10.9                9.2              8.6
                                                                                    --------------------------------------------
                        Net cash used in (provided by) financing activities            164.6               57.3           (115.6)
                                                                                    --------------------------------------------
                    Effect of translation on cash and cash equivalents.                  1.3               (1.0)             1.3
                                                                                    --------------------------------------------
                    DECREASE IN CASH AND CASH EQUIVALENTS                               (3.9)             (44.7)           (19.8)
                    CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        74.6              119.3            139.1
                                                                                    --------------------------------------------
                    CASH AND CASH EQUIVALENTS, END OF YEAR                          $   70.7          $    74.6          $ 119.3
                                                                                    --------------------------------------------

                     See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Corporation and its subsidiaries. These statements have been prepared in conformity with generally accepted accounting principles and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant intercompany transactions and accounts have been eliminated.

FISCAL YEAR -- In 1997, the Corporation changed its fiscal year to end on the Friday nearest June 30. Fiscal years prior to 1997 ended on June 30. Each of the years presented consist of 52 weeks.

CASH EQUIVALENTS -- Cash equivalents are temporary cash investments with a maturity of three months or less when purchased. These investments include accrued interest and are carried at the lower of cost or market.

MARKETABLE SECURITIES -- Marketable equity securities are stated at fair value, with unrealized gains and losses, net of tax, included as a separate component of shareholders' equity. Realized gains and losses from marketable securities are determined using the specific identification method. The cost basis of marketable securities was $5.8 million at June 27, 1997, and $6.6 million at June 30, 1996. The amount of gross realized gains included in operating profit in 1997 was $24.6 million. Gross realized gains for 1996 and 1995 were not material.

INVENTORIES -- Inventories are priced at the lower of cost (determined by average and first-in, first-out methods) or market.

PLANT AND EQUIPMENT -- Plant and equipment are carried on the basis of cost. Depreciation of buildings, machinery and equipment is computed by straight-line and accelerated methods. The estimated useful lives of buildings range between 5 and 50 years. The estimated useful lives of machinery and equipment range between 3 and 10 years. Depreciation of rental equipment is computed by the straight-line method using estimated useful lives from 3 to 5 years.

INTANGIBLES -- Intangibles resulting from acquisitions are being amortized by the straight-line method principally over periods between 15 and 40 years. Recoverability of intangibles is assessed using estimated undiscounted cash flows of related operations.

INCOME TAXES -- The Corporation follows the liability method of accounting for income taxes.

REVENUE RECOGNITION -- Revenue is recognized from sales other than on long-term contracts when a product is shipped, from rentals as they accrue, and from services when performed. Revenue on long-term contracts is accounted for principally by the percentage-of-completion method, whereby income is recognized based on the estimated stage of completion of individual contracts. Unearned income on service contracts is amortized by the straight-line method over the term of the contracts. Royalty income is included as a component of cost of product sales and rental and is recognized on the basis of terms specified in contractual settlement agreements.

RETIREMENT BENEFITS -- The Corporation and its subsidiaries provide retirement benefits to substantially all employees primarily through a retirement plan having profit-sharing and savings elements. Contributions by the Corporation to the retirement plan are based on profits and employees' savings with no other funding requirements. The Corporation may make additional contributions to the fund at its discretion. The Corporation also has non-contributory defined benefit pension plans which are fully funded.
  Retirement benefits also include an unfunded limited healthcare plan for U.S. based retirees and employees on long-term disability. The Corporation accrues the estimated cost of these medical benefits, which are not material, during an employee's active service life.

FUTURES AND FORWARD CONTRACTS -- Gains and losses on foreign currency exchange and option contracts that qualify as hedges are deferred and recognized as an adjustment of the carrying amount of the hedged asset or liability or identifiable foreign currency firm commitment. Gains and losses on foreign currency exchange and option contracts that do not qualify as hedges are recognized in income based on the fair market value of the contract.

FOREIGN CURRENCY TRANSLATION -- The functional currency for most international subsidiaries is the local currency. Assets and liabilities are translated at current rates of exchange, and income and expense items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are recorded as a separate component of shareholders' equity.

UNEARNED COMPENSATION -- Compensation resulting from performance shares granted under the Corporation's long-term incentive plan is amortized to expense over the vesting period of the performance shares and is adjusted for changes in the market value of the Common Stock.

NET INCOME PER SHARE -- Net income per share is based upon the weighted average number of common shares outstanding during each year.

ACCOUNTING CHANGE
In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This statement establishes standards for computing and presenting earnings per share and is effective beginning in the third quarter of fiscal 1998. It is expected that implementation will not result in a material difference from earnings per share as currently reported.
                                       28

RECEIVABLES
Receivables are summarized below:

                                               -----------------------
               (In millions)                      1997           1996
   -------------------------------------------------------------------
Accounts receivable                              $734.0         $653.5
Notes receivable due within one year -- net       114.9          105.6
                                                 ------
                                                  848.9          759.1
Less allowances for collection losses              28.3           31.3
                                                 ------
                                                 $820.6         $727.8
                                                 ------

INVENTORIES AND UNBILLED COSTS
Inventories are summarized below:

                                               -----------------------
               (In millions)                      1997           1996
   -------------------------------------------------------------------
Finished products                                $238.0         $160.9
Work in process                                   255.1          251.8
Raw materials and supplies                        118.0          131.4
                                                 ------
                                                 $611.1         $544.1
                                                 ------

  Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $187.8 million in 1997 and $216.6 million in 1996.

PLANT AND EQUIPMENT
Plant and equipment are summarized below:

                                            ---------------------------
              (In millions)                     1997             1996
    -------------------------------------------------------------------
Land                                          $   31.6         $   31.5
Buildings                                        514.0            490.5
Machinery and equipment                        1,364.3          1,241.1
Rental equipment                                 250.7            236.7
                                              --------
                                               2,160.6          1,999.8
Less allowances for depreciation               1,282.3          1,278.1
                                              --------
                                              $  878.3         $  721.7
                                              --------

INTANGIBLES
Accumulated amortization of intangible assets was $60.8 million at June 27, 1997, and $52.3 million at June 30, 1996.

CREDIT ARRANGEMENTS
The Corporation maintains syndicated credit facilities with various banks which provide for borrowings up to $800 million. These facilities consist of a 364-day $300 million facility which expires November 1997 and a five-year $500 million facility which expires November 2001. Interest rates on borrowings under these facilities are determined by a pricing matrix based upon the Corporation's long-term debt rating assigned by Standard and Poor's Ratings Group and Moody's Investors Service. A facility fee is payable on the credit and determined in the same manner as the interest rates. The Corporation is not required to maintain compensating balances in connection with these agreements. Under these agreements, $346.7 million was outstanding at June 27, 1997, $100 million of which has been classified as long-term based on the Corporation's intent to maintain borrowings of at least that amount for the next year.
  The Corporation also has lines of credit for short-term financing aggregating $141.5 million from various U.S. and foreign banks, of which $99 million was available on June 27, 1997. These arrangements provide for borrowing at various interest rates, are reviewed annually for renewal, and may be used on such terms as the Corporation and the banks mutually agree. These lines do not require compensating balances.
  Short-term debt is summarized below:

                                               -----------------------
               (In millions)                      1997           1996
   -------------------------------------------------------------------
Bank notes                                       $278.0         $168.1
Other                                              10.5           13.2
                                                 ------
                                                 $288.5         $181.3
                                                 ------

The weighted average interest rate for bank notes was 6.0 percent at June 27, 1997 and 6.5 percent at June 30, 1996.

LONG-TERM DEBT
Long-term debt includes the following:

                                               -----------------------
               (In millions)                      1997           1996
   -------------------------------------------------------------------
Notes payable to banks, due from 2001 to
 2016                                            $162.5         $167.0
10 3/8% debentures, due 2018                      150.0          150.0
7% debenture, due 2026                            100.0          100.0
6.65% debenture, due 2006                         100.0             --
Notes payable to insurance companies, due
 from 1999 to 2001.                               150.0          150.0
Other                                              24.2           21.5
                                                 ------
                                                 $686.7         $588.5
                                                 ------

  The weighted average interest rate for notes payable to banks was 6.5 percent at June 27, 1997, and June 30, 1996. The weighted average interest rate for notes payable to insurance companies was 9.7 percent at June 27, 1997, and June 30, 1996.
  Indentures and note agreements contain certain financial covenants including maintenance of at least $800 million of tangible net worth and total debt not to exceed 45 percent of total capital.
  Maturities of long-term debt for the five years following 1997 are: $7.8 million in 1998, $58.6 million in 1999, $38.5 million in 2000, $98.0 million in 2001, and $108.7 million in 2002.

NOTES TO FINANCIAL STATEMENTS

SHAREHOLDERS' EQUITY
Changes in shareholders' equity accounts other than retained earnings are summarized as follows:

                                                           ----------------------------------------------------------------------
                                                           Common                 Net Unrealized                      Cumulative
                                                           Stock       Other         Gain On           Unearned       Translation
                     (In millions)                         Amount     Capital       Securities       Compensation     Adjustments
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JULY 1, 1994                                    $39.3      $ 230.3             --            $ (3.2)         $ (21.5)
Adjustment to beginning balance for change in accounting
 method, net of income taxes of $7.1                          --           --         $ 11.1                --               --
Shares issued under Stock Option Plan (136,058 shares)        .1          4.0             --                --               --
Shares granted under Stock Incentive Plans (249,950
 shares)                                                      .3         10.6             --             (10.9)              --
Compensation expense                                          --           --             --              11.8               --
Termination and award of shares granted under Stock
 Incentive Plans (202,536 shares)                            (.2)        (4.7)            --                .6               --
Shares sold under Employee Stock Purchase Plans (98,929
 shares)                                                      .1          4.4             --                --               --
Change in unrealized gain on securities, net of income
 taxes of $.7                                                 --           --            1.1                --               --
Foreign currency translation adjustments                      --           --             --                --             11.2
Purchase and retirement of Common Stock for treasury
 (703,500 shares)                                            (.7)        (4.3)            --                --               --
                                                           ----------------------------------------------------------------------
BALANCE AT JUNE 30, 1995                                    38.9        240.3           12.2              (1.7)           (10.3)
Shares issued under Stock Option Plans (110,945 shares)       .1          3.6             --                --               --
Shares granted under Stock Incentive Plans (122,750
 shares)                                                      .1          6.2             --              (6.3)              --
Compensation expense                                          --           --             --              10.0               --
Termination and award of shares granted under Stock
 Incentive Plans (131,692 shares)                            (.1)        (2.1)            --              (1.7)              --
Shares sold under Employee Stock Purchase Plans (86,207
 shares)                                                      .1          5.0             --                --               --
Change in unrealized gain on securities, net of income
 taxes of $(.8)                                               --           --           (1.1)               --               --
Foreign currency translation adjustments                      --           --             --                --             (5.8)
Purchase and retirement of Common Stock for treasury
 (481,000 shares)                                            (.5)        (3.2)            --                --               --
Shares issued for acquisition of company (287,374
 shares)                                                      .3         16.2             --                --               --
                                                           ----------------------------------------------------------------------
BALANCE AT JUNE 30, 1996                                    38.9        266.0           11.1                .3            (16.1)
Shares issued under Stock Option Plan (127,345 shares)        .1          4.4             --                --               --
Shares granted under Stock Incentive Plans (125,950
 shares)                                                      .1          7.5             --              (7.6)              --
Compensation expense                                          --           --             --              12.9               --
Termination and award of shares granted under Stock
 Incentive Plans (100,225 shares)                            (.1)         (.9)            --              (1.2)              --
Shares sold under Employee Stock Purchase Plans (92,856
 shares)                                                      .1          6.2             --                --               --
Change in unrealized gain on securities, net of income
 taxes of $24.5                                               --           --           42.7                --               --
Foreign currency translation adjustments                      --           --             --                --            (13.5)
Shares issued for acquisition of company (695,305
 shares)                                                      .7          6.7             --                --               --
                                                           ----------------------------------------------------------------------
BALANCE AT JUNE 27, 1997                                   $39.8       $289.9          $53.8            $  4.4           $(29.6)
                                                           ----------------------------------------------------------------------

PREFERRED STOCK PURCHASE RIGHTS
On December 6, 1996, the Corporation declared a dividend of one preferred share purchase right for each outstanding share of Common Stock. These rights, which expire on December 6, 2006, are evidenced by Common Stock share certificates and trade with the Common Stock until they become exercisable, entitle the holder to purchase one two-hundredth of a share of Participating Preferred Stock for $250, subject to adjustment. The rights are not exercisable until the earlier of 10 business days (or such later date fixed by the Board) after a party commences a tender or exchange offer to acquire a beneficial interest of at least 15% of the Corporation's outstanding Common Stock, or the first date of public announcement by the Corporation that a person has acquired a beneficial interest of at least 15% of the Corporation's outstanding Common Stock or such later date fixed by the Board of Directors of the Corporation.
    Upon the first date of public announcement by the Corporation that a person has acquired a beneficial interest of at least 15% of the Corporation's outstanding Common Stock, or such later date fixed by the Board of Directors of the Corporation, each right (other than rights beneficially owned by an acquiring person or any affiliate or associate thereof) would entitle the holder to purchase shares of Common Stock of the Corporation having a market value equal to twice the exercise price of the right. In addition, each right (other than rights beneficially owned by an acquiring person or any affiliate or associate thereof) would entitle the rightholder to exercise the right and receive shares of common stock of the acquiring company, upon a merger or other business combination, having a market value of twice the exercise price of the right.
    Under certain circumstances after the rights become exercisable, the Board of Directors may elect to exchange all of the then outstanding rights for shares of Common Stock at an exchange ratio of one share of Common Stock per right, subject to adjustment. The rights have no voting privileges and may be redeemed by the Board of Directors at a price of $.01 per right at any time prior to the acquisition of a beneficial ownership of 15% of the outstanding Common Stock.

NON-CASH DIVIDEND
In 1995, the Corporation spun off as a tax-free dividend its computer systems business by distributing one share of Harris Computer Systems Corporation common stock for every twenty shares of the Corporation's Common Stock. Cash dividends shown in the Consolidated Statement of Cash Flows include the $8.4 million cash balance of the Harris Computer System Corporation at the time of the spin-off; the remainder of the dividend was a non-cash transaction.

STOCK OPTIONS AND AWARDS
The following information relates to stock option and incentive stock awards. Option prices are 100 percent of market value on the date the options are granted. Option grants are for a maximum of ten years after dates of grant and may be exercised in installments.

                                                                            ---------------------------------------------------
                                                                            Number of      Weighted Average       Option Prices
                                                                             Shares         Exercise Price          Per Share
          ---------------------------------------------------------------------------------------------------------------------
         Exercised during the year:
          1995                                                               283,604            $34.22           $23.75 to $50.50
          1996                                                               224,807            $39.18           $14.38 to $57.75
          1997                                                               236,104            $42.24           $14.38 to $69.75
         Granted during 1997                                                 358,894            $65.01           $59.75 to $91.00
         Expired during 1997                                                  13,752            $64.80           $62.25 to $66.00
         Terminations during 1997                                             24,943            $57.81           $24.44 to $66.88
         Outstanding at June 30, 1996                                        687,219            $46.98           $14.38 to $67.13
         Outstanding at June 27, 1997                                        771,314            $56.15           $14.38 to $91.00
         Exercisable at June 30, 1996                                        354,243            $36.76           $14.38 to $61.25
         Exercisable at June 27, 1997                                        297,377            $45.21           $14.38 to $67.13
                                                                            ---------------------------------------------------

    Price ranges of outstanding and exercisable options as of June 27, 1997 are summarized below:

                             --------------------------------------------------------------------------------
                                           Outstanding Options                       Exercisable Options
                             -----------------------------------------------     ----------------------------
                                              Average            Weighted                         Weighted
                             Number of     Remaining Life        Average         Number of        Average
Range of Exercise Prices      Options         (Years)         Exercise Price      Options      Exercise Price
-------------------------------------------------------------------------------------------------------------
     $ 14.38-$37.75           121,484             4               $31.78          121,484          $31.78
     $ 41.00-$65.88           578,494             5               $58.38          169,452          $54.06
     $ 66.00-$91.00            71,336             5               $79.45            6,441          $66.12
                             ---------                                           ---------
                              771,314                             $56.15          297,377          $45.21
                             =========                                           =========

  Pro forma information regarding net income and net income per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and has been determined as if the Corporation had accounted for stock options using the fair value method of that statement. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997 and 1996, respectively: risk-free interest rates of 6.3% and 6.4%, expected dividend yields of 2.1% in each year, expected volatility of 22.4% and 20.8%, and expected lives of 4 years each.
  For purposes of pro forma disclosure, the estimated fair value of options is amortized to expense over their 3 year vesting period. Under the fair value method, the Corporation's net income and net income per share would have been reduced as follows:

                                                    -------------------
    (In millions, except per share amounts)         1997          1996
    -------------------------------------------------------------------
Net income                                          $ 2.7         $ 1.4
Net income per share                                $0.07         $0.04
                                                  ---------

  Because the fair value method of accounting for options applies only to options granted subsequent to June 30, 1995, the pro forma effect will not be fully reflected until 1999.
  The Corporation has a stock incentive plan for directors and key employees. Awards under this plan may include the grant of performance shares, restricted stock, stock options, stock appreciation rights or other stock-based awards. The aggregate number of shares of Common Stock which may be awarded under the plan in each fiscal year is one percent of the total outstanding shares of Common Stock plus shares available from prior years. Performance shares outstanding were 413,555 at June 27, 1997; 502,611 at June 30, 1996, and 625,551 at June 30,
1995. Shares of Common Stock reserved for future awards under the plan were 1,190,258 at June 27, 1997; 1,148,818 at June 30, 1996, and 1,046,717 at June
30, 1995.
  Under the Corporation's domestic retirement plan, employees may purchase a limited amount of the Corporation's Common Stock at 70 percent of current market value. Shares of Common Stock reserved for future purchases by the retirement plan were 1,182,505 at June 27, 1997.

NOTES TO FINANCIAL STATEMENTS

RETIREMENT PLANS
Retirement and defined benefit plans expense amounted to $79.7 million in 1997, $77.6 million in 1996, and $71.2 million in 1995.

RESEARCH AND DEVELOPMENT
Corporation-sponsored research and product development costs were $174.9 million in 1997, $159.8 million in 1996, and $133.9 million in 1995.

INTEREST EXPENSE
Total interest was $68.9 million in 1997, $64.0 million in 1996, and $65.4 million in 1995, of which $9.0 million was capitalized in 1997, and $1.5 million was capitalized in 1996. Interest paid was $65.6 million in 1997, $64.2 million in 1996, and $64.8 million in 1995.

LEASE COMMITMENTS
Total rental expense amounted to $56.0 million in 1997, $49.8 million in 1996, and $52.7 million in 1995. Future minimum rental commitments under leases, primarily for land and buildings, amounted to approximately $174.4 million at June 27, 1997. These commitments for the years following 1997 are: 1998 -- $53.1 million, 1999 -- $36.2 million, 2000 -- $21.6 million, 2001 -- $14.9 million,
2002 -- $12.7 million, and $35.9 million, thereafter.

INCOME TAXES
The provisions for income taxes are summarized as follows:

                                    ------------------------------------
          (In millions)                1997           1996         1995
    --------------------------------------------------------------------
Current:
 United States                        $ 33.8         $ 82.3       $ 89.0
 International                          33.5           19.3         19.9
 State and local                         6.7           17.3         11.7
                                      --------
                                        74.0          118.9        120.6
                                      --------
Deferred:
 United States                          30.2          (19.3)       (32.5)
 International                          (2.9)            --         (4.7)
 State and local                         3.2           (3.6)         (.3)
                                    ---------
                                        30.5          (22.9)       (37.5)
                                    ---------
                                      $104.5         $ 96.0       $ 83.1
                                    ---------

  The components of deferred income tax assets (liabilities) are as follows:

                          -------------------------------------------------
                                   1997                       1996
                          -------------------------------------------------
    (In millions)         Current   Non-Current      Current    Non-Current
---------------------------------------------------------------------------
Completed contracts            --          --        $ 18.7            --
Inventory valuations      $  64.9          --          16.8            --
Accruals                     96.0      $  8.8         133.4       $   8.6
Depreciation                   --       (85.0)           --         (61.6)
Leases                       (2.0)      (19.3)          (.8)        (20.5)
International tax loss
 carryforwards                 --         6.7            --           6.5
All other -- net            (13.9)       11.1           3.7          11.3
                          -------------------
                            145.0       (77.7)        171.8         (55.7)
Valuation allowance            --        (6.7)           --          (6.5)
                          -------------------
                          $ 145.0      $(84.4)       $171.8       $ (62.2)
                          -------------------

  A reconciliation of the statutory United States income tax rate to the effective income tax rate follows:

                                  -----------------------------------
                                      1997          1996        1995
---------------------------------------------------------------------
Statutory U.S. income tax rate         35.0%         35.0%       35.0%
State taxes                             2.0           3.2         3.1
International income                   (2.4)         (3.2)       (4.0)
Tax benefits related to export
 sales                                 (1.7)         (2.1)       (1.4)
Nondeductible amortization               .8            .7          .8
Other items                             (.2)          1.4         1.5
                                   --------
Effective income tax rate              33.5%         35.0%       35.0%
                                   --------

  United States income taxes have not been provided on $511.4 million of undistributed earnings of international subsidiaries because of the Corporation's intention to reinvest these earnings. The determination of unrecognized deferred U.S. tax liability for the undistributed earnings of international subsidiaries is not practicable.
  Pretax income of international subsidiaries was $76.4 million in 1997, $74.2 million in 1996, and $63.2 million in 1995.
  Income taxes paid were $75.1 million in 1997, $95.6 million in 1996, and $79.2 million in 1995.

BUSINESS SEGMENTS
The Corporation is structured primarily around the markets it serves and operates in four business segments: Communications, Semiconductor, Lanier Worldwide, and Electronic Systems. The Communications segment produces broadcast, radio communications, and telecommunications products and systems. The Semiconductor segment produces advanced analog, digital, and mixed signal integrated circuits and discrete semiconductors for power, signal processing, data-acquisition, and logic applications. Lanier Worldwide sells and services copying and facsimile products, and PC-based healthcare management systems. The Electronic Systems segment engages in advanced research and develops, designs, and produces advanced communication and information processing systems.
  Communication and electronic products and systems are produced principally in the United States with international revenues derived primarily from exports. Copying and facsimile products are produced principally in Asia with international revenues derived from the Corporation's international subsidiaries.
  Net sales and operating profit by segment are on page 2. That information is an integral part of these financial statements.
  Sales made to the U.S. government by all segments (primarily Electronic Systems segment) were 22.7 percent of total sales in 1997, 25.7 percent of total sales in 1996, and 30.4 percent of total sales in 1995. Intersegment sales, which are insignificant, are accounted for at prices comparable to unaffiliated customers.

  Selected information by business segment and geographical area is summarized below:

                             ------------------------------------------
      (In millions)              1997              1996           1995
    -------------------------------------------------------------------
IDENTIFIABLE ASSETS
Communications                 $   756.0         $  691.5       $  442.5
Semiconductor                      964.2            746.6          639.2
Lanier Worldwide                 1,034.6            867.1          831.6
Electronic Systems                 605.1            658.1          672.3
Corporate                          278.0            243.4          250.4
                             -------------
                               $ 3,637.9         $3,206.7       $2,836.0
                             -------------
CAPITAL EXPENDITURES
Communications                 $    29.2         $   33.8       $   22.6
Semiconductor                      176.4            146.8           80.4
Lanier Worldwide                    35.9             11.7           12.3
Electronic Systems                  24.1             28.1           18.6
Corporate                           13.8              5.0            5.4
                             -------------
                               $   279.4         $  225.4       $  139.3
                             -------------
DEPRECIATION
Communications                 $    20.5         $   17.9       $   14.8
Semiconductor                       50.2             47.6           44.5
Lanier Worldwide                    16.8             10.3           10.0
Electronic Systems                  25.2             24.2           25.7
Corporate                            9.0              8.9           10.2
                             -------------
                               $   121.7         $  108.9       $  105.2
                             -------------
GEOGRAPHICAL INFORMATION
U.S. operations:
 Net sales                     $ 3,227.8         $3,046.4       $2,952.4
 Operating profit                  235.6            200.2          174.4
 Identifiable assets             2,914.3          2,544.4        2,191.9
International operations:
 Net sales                     $   569.4         $  574.8       $  491.7
 Operating profit                   76.4             74.2           63.2
 Identifiable assets               723.6            662.3          644.1
                             -------------

  Capital expenditures and depreciation do not include equipment for rental to customers. Corporate assets consist primarily of cash, marketable securities, deferred income taxes and plant and equipment.
  Export sales approximated $550.0 million in 1997, $631.6 million in 1996, and $524.6 million in 1995. Export sales and net sales of international operations were principally to Europe and Asia.

FINANCIAL INSTRUMENTS
The carrying values of cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and short-term debt approximates fair value. The fair value of long-term debt was $701.0 million at June 27, 1997 and $618.6 million at June 30, 1996.
  The Corporation uses foreign exchange contracts and options to hedge intercompany accounts and off-balance-sheet foreign currency commitments. Specifically, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers, and firm committed operating expenses. Management believes the use of foreign currency financial instruments should reduce the risks which arise from doing business in international markets. Contracts are for periods consistent with the terms of the underlying transaction, generally one year or less. At June 27, 1997, open foreign exchange contracts were $259.3 million (as described below), of which $166.1 million were to hedge off-balance-sheet commitments. Additionally, for the year ended June 27, 1997, the Corporation purchased and sold $1,069.2 million of foreign exchange forward and option contracts.
  Deferred gains and losses are included on a net basis in the Consolidated Balance Sheet as other assets and are recorded in income as part of the underlying transaction when it is recognized.

  At June 27, 1997, the Corporation had $7.8 million in open option contracts. Total open foreign exchange contracts at June 27, 1997, are described in the table below.

COMMITMENTS TO BUY FOREIGN CURRENCIES

                         -------------------------------------------------
                         Contract Amount
                         ---------------
                        Foreign               Deferred Gains    Maturities
    (In millions)       Currency     U.S.      and (Losses)     (in months)
     ---------------------------------------------------------------------
CURRENCY
Malaysian Ringgit         267.2     $106.0           --             1-16
Irish Punt                 24.2       37.3         $(.7)            1-9
Japanese Yen            1,600.0       13.6           .3             1-5
German Mark                17.7       10.5          (.2)            1-3
Swiss Franc                 8.3        6.0          (.2)            2
British Pound               1.9        3.1           .1             1-5
Norwegian Krone            13.5        1.9          (.1)            1
Dutch Guilder               3.5        1.9          (.1)            1-12
French Franc               11.0        1.9           --            12
Belgian Franc              50.0        1.7          (.3)            2
Italian Lira            2,000.0        1.3          (.1)            2-12
Spanish Peseta             50.0         .3           --             3
                        -------------------------------------------------

COMMITMENTS TO SELL FOREIGN CURRENCIES

                         -------------------------------------------------
                         Contract Amount
                         ---------------
                        Foreign               Deferred Gains    Maturities
    (In millions)       Currency     U.S.      and (Losses)     (in months)
     ---------------------------------------------------------------------
CURRENCY
British Pound              15.9     $ 25.8         $(.8)            1-11
German Mark                37.6       23.4          1.6             1-13
Canadian Dollar            20.6       15.0           .2             1-2
French Franc               24.1        4.2           .1             1-6
Japanese Yen              320.0        2.8           --             1-6
Belgian Franc              60.7        1.8           .1             1-3
Italian Lira              500.0         .3           --             2
Dutch Guilder                .6         .3           --             3
Norwegian Krone             1.5         .2           --             1
                        --------------------------------------------------

QUARTERLY FINANCIAL DATA (UNAUDITED)

                     Selected quarterly financial data is summarized below.

                                                                                Quarters Ended
                      Dollars in Millions Except Per
                               Share Amounts                 9-30-96       12-31-96        3-31-97        6-27-97      Total Year
                    --------------------------------------------------------------------------------------------------------------
                    FISCAL 1997
                    Net sales                                   $883.4         $945.9         $921.4       $1,046.5       $3,797.2
                    Gross profit                                 297.7          311.6          311.6          357.1        1,278.0
                    Income before income taxes                    58.2           69.5           83.3          101.0          312.0
                    Net income                                    38.1           45.5           55.6           68.3          207.5
                    Per share:
                      Net income                                   .98           1.17           1.40           1.72           5.27
                      Cash dividends                               .38            .38            .38            .38           1.52
                      Stock prices (high/low)                65 7/8-50 1/4  71 3/8-61 3/4      80-67 3/8  92 1/8-72 5/8
                                                             ---------------------------------------------------------------------
                                                                                Quarters Ended
                      Dollars in Millions Except Per
                               Share Amounts                 9-30-95       12-31-95        3-31-96        6-30-96      Total Year
                    --------------------------------------------------------------------------------------------------------------
                    FISCAL 1996
                    Net sales                                   $816.7         $916.6         $875.9       $1,012.0       $3,621.2
                    Gross profit                                 271.6          301.1          298.2          345.7        1,216.6
                    Income before income taxes                    51.6           62.1           68.0           92.7          274.4
                    Net income                                    33.5           40.4           44.2           60.3          178.4
                    Per share:
                      Net income                                   .86           1.03           1.14           1.55           4.58
                      Cash dividends                               .34            .34            .34            .34           1.36
                      Stock prices (high/low)                61 3/8-51 1/2  60 5/8-50 3/4  68 7/8-48 7/8    68-57 5/8
                                                             ---------------------------------------------------------------------

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                      HARRIS CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)

----------------------------------------------------------------------------------------------------------------------------
                     COL. A                         COL. B                 COL. C                 COL. D          COL. E
----------------------------------------------------------------------------------------------------------------------------
                                                                         ADDITIONS
                                                                ----------------------------
                                                                   (1)             (2)
                                                  BALANCE AT    CHARGED TO      CHARGED TO
                                                  BEGINNING     COSTS AND     OTHER ACCOUNTS    DEDUCTIONS--    BALANCE AT
                  DESCRIPTION                     OF PERIOD      EXPENSES        DESCRIBE        DESCRIBE      END OF PERIOD
----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED JUNE 27, 1997:
Amounts Deducted From Respective Asset Accounts                                                   $   812(A)
                                                                                                   11,838(B)
                                                                                                -----------
     Allowances for collection losses...........   $ 31,380      $  8,880        $    656(C)      $12,650         $28,266
                                                   ========      ========     ===========       ==========     ==========
YEAR ENDED JUNE 30, 1996:
Amounts Deducted From Respective Asset Accounts                                  $     40(A)
                                                                                      132(C)
                                                                              --------------
     Allowances for collection losses...........   $ 29,976      $  8,407        $    172         $ 7,175(B)      $31,380
                                                   ========      ========     ===========       ==========     ==========
YEAR ENDED JUNE 30, 1995:
Amounts Deducted From Respective Asset Accounts                                                   $ 7,746(B)
                                                                                                      257(C)
                                                                                                -----------
     Allowances for collection losses...........   $ 29,492      $  7,897        $    590(A)      $ 8,003         $29,976
                                                   ========      ========     ===========       ==========     ==========

Note A -- Foreign currency translation gains and losses.

Note B  -- Uncollectible accounts charged off, less recoveries on accounts previously charged off.

Note C  -- Amounts reclassified to (from) other accounts in the Consolidated
           Balance Sheets.

                                 EXHIBIT INDEX

  EXHIBIT NO.
UNDER REG. S-K,
   ITEM 601                                        DESCRIPTION
---------------   ------------------------------------------------------------------------------
        4(a)      Specimen stock certificate for the Company's Common Stock.
       10         Material Contracts:
      *10(c)      Harris Corporation Stock Incentive Plan.
      *10(i)      Lanier Worldwide, Inc. Pension Equity Plan.
      *10(j)      Lanier Worldwide, Inc. Savings Incentive Plan.
      *10(k)      Lanier Worldwide, Inc. Supplemental Executive Retirement Plan.
      *10(l)      Lanier Worldwide, Inc. Supplemental Executive Retirement Savings Plan.
      *10(n)      Harris Corporation 1997 Deferred Compensation Plan for Outside Directors.
       11         Statement regarding computation of net income per share.
       21         Subsidiaries of the Registrant.
       23         Consent of Ernst & Young LLP.
       27         Financial Data Schedule.