Form 10-K405/A
period 1997-06-27
HARRIS CORP /DE/
filed 1997-09-04
CIK 202058

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                  FORM 10-K/A


                                AMENDMENT NO. 1

(MARK ONE)


[X] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


    FOR THE FISCAL YEAR ENDED JUNE 27, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from

    -------------------------------- to ----------------------------------

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

                                                            NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                      ON WHICH REGISTERED
                                               -----------------------------------------------
Common Stock, par value $1 per share                       New York Stock Exchange
7 3/4% Sinking Fund Debentures due 2001                    New York Stock Exchange
Preferred Stock Purchase Rights                            New York Stock Exchange

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

================================================================================

                               HARRIS CORPORATION

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                                        PAGE NO.
                                                                                        --------
         PART I:
            ITEM   1. Business.......................................................       1
            ITEM   2. Properties.....................................................       7
            ITEM   3. Legal Proceedings..............................................       8
            ITEM   4. Submission of Matters to a Vote of Security Holders............       9

        PART II:
            ITEM   5. Market for the Registrant's Common Equity and Related
                      Stockholder Matters............................................      13
            ITEM   6. Selected Financial Data........................................      14
            ITEM   7. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations............................      15
            ITEM  7A. Quantitative and Qualitative Disclosure About Market Risk......      17
            ITEM   8. Financial Statements and Supplementary Data....................      18
            ITEM   9. Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure...........................................      18

       PART III:
            ITEM  10. Directors and Executive Officers of the Registrant.............      19
            ITEM  11. Executive Compensation.........................................      19
            ITEM  12. Security Ownership of Certain Beneficial Owners
                      and Management.................................................      19
            ITEM  13. Certain Relationships and Related Transactions.................      19

        PART IV:
            ITEM  14. Exhibits, Financial Statement Schedules and Reports on Form
                      8-K............................................................      20

SIGNATURES               ............................................................      22

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .........................................      23

                                     PART I


     INTRODUCTORY NOTE: Harris Corporation has declared a two-for-one stock split to be effected in the form of a 100% stock dividend to be paid on or about September 26, 1997 to holders of record as of the close of business on September 4, 1997. Except for information on the cover page, all share and per-share amounts described in this Annual Report on Form 10-K/A (including the financial statements included herein) have been restated to give effect to such stock split.


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

     LANIER WORLDWIDE, INC.: markets, sells, distributes, services, supports and provides supplies for copying systems, facsimile systems and networks, dictation systems, multi-function devices, optical-based electronic-image management systems, document productivity solutions, continuous recording systems and computer-based healthcare information management systems and provides a variety of outsourcing services including transcription, systems integration, reprographics, binding and mailroom management.

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

EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF SEPTEMBER 1, 1997*).



                                     EXECUTIVE OFFICE
         NAME           AGE           CURRENTLY HELD               PAST BUSINESS EXPERIENCE
------------------------------   -------------------------   -------------------------------------
Phillip W. Farmer        59      Chairman of the Board,      Chairman of the Board and Chief
                                   President and Chief         Executive Officer since July, 1995.
                                   Executive Officer           President since April, 1993. Chief
                                                               Operating Officer 1993-95.
                                                               Executive Vice President and Acting
                                                               President -- Semiconductor Sector,
                                                               1991 to 1993. President --
                                                               Electronic Systems Sector, 1989 to
                                                               1991. Senior Vice President --
                                                               Sector Executive, 1988 to 1989.
                                                               Vice President -- Palm Bay
                                                               Operations, 1986 to 1988. Vice
                                                               President -- General Manager,
                                                               Government Support Systems
                                                               Division, 1982 to 1986. Director
                                                               since 1993.
Wesley E. Cantrell       62      President and               President and Chief Executive
                                   Chief Executive             Officer, Lanier Worldwide, Inc.
                                   Officer,                    since March, 1987. Senior Vice
                                   Lanier Worldwide, Inc.      President -- Sector Executive,
                                                               Lanier Business Products Sector,
                                                               1985 to 1987. President, Lanier
                                                               Business Products, 1977 to 1987.
                                                               Executive Vice President and
                                                               National Sales Manager, Lanier
                                                               Business Products, 1972 to 1977.
                                                               Vice President, Lanier Business
                                                               Products, 1966 to 1972. Employed by
                                                               Lanier Business Products since
                                                               1955.

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

                                     EXECUTIVE OFFICE
         NAME           AGE           CURRENTLY HELD               PAST BUSINESS EXPERIENCE
------------------------------   -------------------------   -------------------------------------
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

                                     EXECUTIVE OFFICE
         NAME           AGE           CURRENTLY HELD               PAST BUSINESS EXPERIENCE
------------------------------   -------------------------   -------------------------------------
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

     The high and low sales prices as reported in the consolidated transaction reporting system and the dividends paid on the Common Stock for each quarterly period in the last two fiscal years are reported below:


                                                            CASH
                                         HIGH     LOW     DIVIDENDS
                                         ----     ---     ---------
FISCAL 1996
  First Quarter......................  $30 11/16  $25 3/4     $0.17
  Second Quarter.....................  $30 5/16   $25 3/8     $0.17
  Third Quarter......................  $34 7/16   $24 7/16    $0.17
  Fourth Quarter.....................  $34        $28 13/16   $0.17
                                                              -----
                                                              $0.68
                                                              =====
FISCAL 1997
  First Quarter......................  $32 15/16  $25 1/8     $0.19
  Second Quarter.....................  $35 11/16  $30 7/8     $0.19
  Third Quarter......................  $40        $33 11/16   $0.19
  Fourth Quarter.....................  $46 1/16   $36 5/16    $0.19
                                                              -----
                                                              $0.76
                                                              =====



     In August, the Board declared a quarterly cash dividend of $.22 per share. The Company has paid cash dividends in every year since 1941 and currently expects that cash dividends will continue to be paid in the future; however, there can be no assurances as to future dividend payments.



     On August 23, 1997, the Board of Directors approved a two-for-one stock split to shareholders of record at the close of business on September 4, 1997. The additional shares will be distributed on or around September 26, 1997. EXCEPT FOR THE COVER PAGE, ALL INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K/A (INCLUDING THE FINANCIAL STATEMENTS AND NOTES) HAS BEEN RESTATED TO REFLECT THE STOCK SPLIT.


SALES OF UNREGISTERED SECURITIES


     On March 28, 1997, in connection with the acquisition of all shares of Quorum Group, Inc., a privately-held Minnesota corporation, the Company issued an aggregate of 1,390,610 shares of its Common Stock to the eight shareholders of Quorum Group, Inc. Based upon the closing price of the shares of Common Stock on the NYSE, the 1,390,610 shares delivered at the closing of the acquisition had a market value of approximately $54 million. The sale and issuance of the securities in connection with the acquisition of Quorum Group, Inc. were deemed to be exempt from registration under the Securities Act of 1933 (the "Securities Act") in reliance upon Section 4(2) of the Securities Act or Regulation D promulgated thereunder, as transactions by an issuer not involving any public offering. The eight former shareholders of Quorum Group, Inc. receiving shares of Common Stock of the Company each represented his or her intention to acquire the shares for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in such transaction. All recipients had adequate access through their relationship to the Company to information about the Company.

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


                                                           FISCAL YEARS ENDED
                                      ------------------------------------------------------------
                                        1997         1996         1995         1994         1993
                                      --------     --------     --------     --------     --------
                                      (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenue from sales, rentals, and
  services.........................   $3,797.2     $3,621.2     $3,444.1     $3,336.1     $3,099.1
Cost of sales, rentals, and
  services.........................    2,519.2      2,404.6      2,328.5      2,274.8      2,086.0
Interest expense...................       59.9         62.5         65.4         58.3         59.9
Income before income taxes.........      312.0        274.4        237.6        193.5        169.8
Income taxes.......................      104.5         96.0         83.1         71.6         58.7
Income before cumulative effect of
  change in accounting principle...      207.5        178.4        154.5        121.9        111.1
Cumulative effect of change in
  accounting principle.............         --           --           --        (10.1)          --
Net income.........................      207.5        178.4        154.5        111.8        111.1
Average shares outstanding.........       78.8         78.0         78.3         79.4         78.9
Per share data:
  Income before cumulative effect
     of change in accounting
     principle.....................       2.63         2.29         1.97         1.53         1.41
  Cumulative effect of change in
     accounting principle..........         --           --           --         (.13)          --
  Net income.......................       2.63         2.29         1.97         1.41         1.41
  Cash dividends...................        .76          .68          .62          .56          .52
Net working capital................      774.9        757.8        755.4        893.6        792.5
Net plant and equipment............      878.3        721.7        581.0        551.3        564.1
Long-term debt.....................      686.7        588.5        475.9        661.7        612.0
Total assets.......................    3,637.9      3,206.7      2,836.0      2,677.1      2,542.0
Shareholders' equity...............    1,578.2      1,372.9      1,248.8      1,188.0      1,141.3
Book value per share...............      19.82        17.66        16.06        15.12        14.41

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

     In 1997, the Company issued 692,302 shares of the Common Stock to employees under the terms of the Company's stock purchase, option and incentive plans and 1,390,610 shares for the acquisition of Quorum Group, Inc.


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

Dated: September 4, 1997


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

                                          ERNST & YOUNG LLP

Orlando, Florida

July 23, 1997, except for
  the information under "Stock Split" on page 28, as to which the date is August 23, 1997

FINANCIAL STATEMENTS

                     CONSOLIDATED STATEMENT OF INCOME


                                                                                                 Fiscal years ended
                                                                                    --------------------------------------------
                               (In millions except per share amounts)                  1997              1996              1995
                    -------------------------------------------------------------------------------------------------------------
                    REVENUE
                    Revenue from product sales and rentals                           $ 3,335.7         $3,189.2          $3,032.2
                    Revenue from services                                                461.5            432.0             411.9
                    Interest                                                              37.4             38.1              36.8
                                                                                     --------------------------------------------
                                                                                       3,834.6          3,659.3           3,480.9
                    COSTS AND EXPENSES
                    Cost of product sales and rentals                                  2,267.4          2,151.9           2,075.9
                    Cost of services                                                     251.8            252.7             252.6
                    Engineering, selling and administrative expenses                     963.8            911.9             835.8
                    Interest                                                              59.9             62.5              65.4
                    Other -- net                                                         (20.3)             5.9              13.6
                                                                                    ---------------------------------------------
                                                                                       3,522.6          3,384.9           3,243.3
                                                                                    ---------------------------------------------
                    Income before income taxes                                           312.0            274.4             237.6
                    Income taxes                                                         104.5             96.0              83.1
                                                                                    ---------------------------------------------
                    Net income                                                       $   207.5         $  178.4          $  154.5
                                                                                    ---------------------------------------------
                    Net income per share                                             $    2.63         $   2.29          $   1.97
                                                                                    ----------


                     CONSOLIDATED STATEMENT OF RETAINED EARNINGS


                                                                                                 Fiscal years ended
                                                                                    --------------------------------------------
                               (In millions except per share amounts)                  1997              1996              1995
                    -------------------------------------------------------------------------------------------------------------
                    Balance at beginning of year                                     $ 1,072.7         $  969.4          $  943.1
                    Net income for the year                                              207.5            178.4             154.5
                    Cash dividends ($.76 per share in 1997, $.68 per share in
                      1996 and $.62 per share in 1995)                                   (60.3)           (52.8)            (48.2)
                    Non-cash dividend                                                       --               --             (55.2)
                    Treasury stock retired                                                  --            (22.3)            (24.8)
                                                                                     --------------------------------------------
                    Balance at end of year                                           $ 1,219.9         $1,072.7          $  969.4
                                                                                    ----------


                     See Notes to Financial Statements.

FINANCIAL STATEMENTS

                     CONSOLIDATED BALANCE SHEET


                                                                                                       June 27          June 30
                                                                                                     --------------------------
                                                    (In millions)                                       1997              1996
                    ------------------------------------------------------------------------------------------------------------
                    ASSETS
                    CURRENT ASSETS
                    Cash and cash equivalents                                                         $    70.7         $   74.6
                    Marketable securities                                                                  91.3             24.8
                    Receivables                                                                           820.6            727.8
                    Unbilled costs and accrued earnings on fixed price contracts                          324.8            397.8
                    Inventories                                                                           611.1            544.1
                    Deferred income taxes                                                                 145.0            171.8
                                                                                                      --------------------------
                        Total current assets                                                            2,063.5          1,940.9
                    OTHER ASSETS
                    Plant and equipment                                                                   878.3            721.7
                    Notes receivable-net                                                                  217.7            190.7
                    Intangibles resulting from acquisitions                                               227.5            212.8
                    Other assets                                                                          250.9            140.6
                                                                                                     ---------------------------
                                                                                                      $ 3,637.9         $3,206.7
                                                                                                     ---------------------------
                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    CURRENT LIABILITIES
                    Short-term debt                                                                   $   288.5         $  181.3
                    Accounts payable                                                                      196.8            209.0
                    Compensation and benefits                                                             216.9            209.3
                    Other accrued items                                                                   191.7            190.8
                    Advance payments by customers                                                          99.3             95.2
                    Unearned leasing and service income                                                   191.6            192.6
                    Income taxes                                                                           96.0            102.7
                    Current portion of long-term debt                                                       7.8              2.2
                                                                                                     ---------------------------
                        Total current liabilities                                                       1,288.6          1,183.1
                    OTHER LIABILITIES
                    Deferred income taxes                                                                  84.4             62.2
                    Long-term debt                                                                        686.7            588.5
                    SHAREHOLDERS' EQUITY
                    Preferred Stock, without par value; 1,000,000 shares authorized; none issued
                    Common Stock, $1.00 par value; 250,000,000 shares authorized; issued and outstanding 79,625,670 shares in 1997 and 77,743,206 shares in 1996 (shares
                      adjusted to reflect September 1997 two-for-one stock split)                          39.8             38.9
                    Other capital                                                                         289.9            266.0
                    Retained earnings                                                                   1,219.9          1,072.7
                    Net unrealized gain on securities available for sale                                   53.8             11.1
                    Unearned compensation                                                                   4.4               .3
                    Cumulative translation adjustments                                                    (29.6)           (16.1)
                                                                                                     ---------------------------
                        Total Shareholders' Equity                                                      1,578.2          1,372.9
                                                                                                     ---------------------------
                                                                                                      $ 3,637.9         $3,206.7
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


STOCK SPLIT -- On August 23, 1997, the Board of Directors authorized a two-for-one stock split to be distributed on or around September 26, 1997, to shareholders of record on September 4, 1997. All references in the financial statements and notes to financial statements to number of shares, per share amounts, and market prices of the Corporation's Common Stock have been restated to reflect the increased number of shares outstanding.


ACCOUNTING CHANGE
In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earn-ings per Share." This statement establishes standards for computing and presenting earnings per share and is effective beginning in the third quarter of fiscal 1998. It is expected that implementation will not result in a material difference from earnings per share as currently reported.

RECEIVABLES
Receivables are summarized below:

                                               -------------------
               (In millions)                      1997           1996
   ---------------------------------------------------------------
Accounts receivable                              $734.0         $653.5
Notes receivable due within one year -- net       114.9          105.6
                                                 --------
                                                  848.9          759.1
Less allowances for collection losses              28.3           31.3
                                                ---------
                                                 $820.6         $727.8
                                               ---------

INVENTORIES AND UNBILLED COSTS
Inventories are summarized below:

                                               -------------------
               (In millions)                      1997           1996
   ---------------------------------------------------------------
Finished products                                $238.0         $160.9
Work in process                                   255.1          251.8
Raw materials and supplies                        118.0          131.4
                                               ----------
                                                 $611.1         $544.1
                                               ---------

  Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $187.8 million in 1997 and $216.6 million in 1996.

PLANT AND EQUIPMENT
Plant and equipment are summarized below:

                                            ----------------------
              (In millions)                     1997             1996
    ---------------------------------------------------------------
Land                                          $   31.6         $   31.5
Buildings                                        514.0            490.5
Machinery and equipment                        1,364.3          1,241.1
Rental equipment                                 250.7            236.7
                                            ------------
                                               2,160.6          1,999.8
Less allowances for depreciation               1,282.3          1,278.1
                                             -----------
                                              $  878.3         $  721.7
                                            -----------

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

CREDIT ARRANGEMENTS
The Corporation maintains syndicated credit facilities with various banks which provide for borrowings up to $800 million. These facilities consist of a 364-day $300 million facility which expires November 1997 and a five-year $500 million facility which expires November 2001. Interest rates on borrowings under these facilities are determined by a pricing matrix based upon the Corporation's long-term debt rating assigned by Standard and Poor's Ratings Group and Moody's Investors Service. A facility fee is payable on the credit and determined in the same manner as the interest rates. The Corporation is not required to maintain compensating balances in connection with these agreements. Under these agreements, $346.7 million was outstanding at June 27, 1997, $100 million of which has been classified as long-term based on the Corporation's intent to maintain borrowings of at least that amount for the next year.
  The Corporation also has lines of credit for short-term financing aggregating $141.5 million from various U.S. and foreign banks, of which $99 million was available on June 27, 1997. These arrangements provide for borrowing at various interest rates, are reviewed annually for renewal, and may be used on such terms as the Corporation and the banks mutually agree. These lines do not require compensating balances.
  Short-term debt is summarized below:

                                               -------------------
               (In millions)                      1997           1996
   ---------------------------------------------------------------
Bank notes                                       $278.0         $168.1
Other                                              10.5           13.2
                                               ----------
                                                 $288.5         $181.3
                                               ---------

The weighted average interest rate for bank notes was 6.0 percent at June 27, 1997 and 6.5 percent at June 30, 1996.

LONG-TERM DEBT
Long-term debt includes the following:

                                               -------------------
               (In millions)                      1997           1996
   ---------------------------------------------------------------
Notes payable to banks, due from 2001 to
 2016                                            $162.5         $167.0
10 3/8% debentures, due 2018                      150.0          150.0
7% debenture, due 2026                            100.0          100.0
6.65% debenture, due 2006                         100.0             --
Notes payable to insurance companies, due
 from 1999 to 2001.                               150.0          150.0
Other                                              24.2           21.5
                                               ----------
                                                 $686.7         $588.5
                                               ---------

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

NOTES TO FINANCIAL STATEMENTS

SHAREHOLDERS' EQUITY
Changes in shareholders' equity accounts other than retained earnings are summarized as follows:


                                                                -----------------------------------------------------------
                                                           Common                 Net Unrealized                      Cumulative
                                                           Stock       Other         Gain On           Unearned       Translation
                     (In millions)                         Amount     Capital       Securities       Compensation     Adjustments
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JULY 1, 1994                                    $39.3      $ 230.3             --            $ (3.2)         $ (21.5)
Adjustment to beginning balance for change in accounting
 method, net of income taxes of $7.1                          --           --         $ 11.1                --               --
Shares issued under Stock Option Plan (272,116 shares)        .1          4.0             --                --               --
Shares granted under Stock Incentive Plans (499,900
 shares)                                                      .3         10.6             --             (10.9)              --
Compensation expense                                          --           --             --              11.8               --
Termination and award of shares granted under Stock
 Incentive Plans (405,072 shares)                            (.2)        (4.7)            --                .6               --
Shares sold under Employee Stock Purchase Plans (197,858
 shares)                                                      .1          4.4             --                --               --
Change in unrealized gain on securities, net of income
 taxes of $.7                                                 --           --            1.1                --               --
Foreign currency translation adjustments                      --           --             --                --             11.2
Purchase and retirement of Common Stock for treasury
 (1,407,000 shares)                                          (.7)        (4.3)            --                --               --
                                                                      -----------------------------------------------------------
BALANCE AT JUNE 30, 1995                                    38.9        240.3           12.2              (1.7)           (10.3)
Shares issued under Stock Option Plans (221,890 shares)       .1          3.6             --                --               --
Shares granted under Stock Incentive Plans (245,500
 shares)                                                      .1          6.2             --              (6.3)              --
Compensation expense                                          --           --             --              10.0               --
Termination and award of shares granted under Stock
 Incentive Plans (263,384 shares)                            (.1)        (2.1)            --              (1.7)              --
Shares sold under Employee Stock Purchase Plans (172,414
 shares)                                                      .1          5.0             --                --               --
Change in unrealized gain on securities, net of income
 taxes of $(.8)                                               --           --           (1.1)               --               --
Foreign currency translation adjustments                      --           --             --                --             (5.8)
Purchase and retirement of Common Stock for treasury
 (962,000 shares)                                            (.5)        (3.2)            --                --               --
Shares issued for acquisition of company (574,748
 shares)                                                      .3         16.2             --                --               --
                                                                      -----------------------------------------------------------
BALANCE AT JUNE 30, 1996                                    38.9        266.0           11.1                .3            (16.1)
Shares issued under Stock Option Plan (254,690 shares)        .1          4.4             --                --               --
Shares granted under Stock Incentive Plans (251,900
 shares)                                                      .1          7.5             --              (7.6)              --
Compensation expense                                          --           --             --              12.9               --
Termination and award of shares granted under Stock
 Incentive Plans (200,450 shares)                            (.1)         (.9)            --              (1.2)              --
Shares sold under Employee Stock Purchase Plans (185,712
 shares)                                                      .1          6.2             --                --               --
Change in unrealized gain on securities, net of income
 taxes of $24.5                                               --           --           42.7                --               --
Foreign currency translation adjustments                      --           --             --                --            (13.5)
Shares issued for acquisition of company (1,390,610
 shares)                                                      .7          6.7             --                --               --
                                                                      -----------------------------------------------------------
BALANCE AT JUNE 27, 1997                                   $39.8       $289.9          $53.8            $  4.4           $(29.6)
                                                                      -----------------------------------------------------------


PREFERRED STOCK PURCHASE RIGHTS

On December 6, 1996, the Corporation declared a dividend of one preferred share purchase right for each outstanding share of Common Stock. These rights, which expire on December 6, 2006, are evidenced by Common Stock share certificates, trade with the Common Stock until they become exercisable and giving effect to the stock split described above, entitle the holder to purchase one two-hundredth of a share of Participating Preferred Stock for $125, subject to adjustment. The rights are not exercisable until the earlier of 10 business days (or such later date fixed by the Board) after a party commences a tender or exchange offer to acquire a beneficial interest of at least 15% of the Corporation's outstanding Common Stock, or the first date of public announcement by the Corporation that a person has acquired a beneficial interest of at least 15% of the Corporation's outstanding Common Stock or such later date fixed by the Board of Directors of the Corporation.

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


                                                                               ----------------------------------------------
                                                                            Number of      Weighted Average       Option Prices
                                                                             Shares         Exercise Price          Per Share
          ---------------------------------------------------------------------------------------------------------------------
         Exercised during the year:
          1995                                                               567,208            $17.11           $11.88 to $25.25
          1996                                                               449,614            $19.59           $ 7.19 to $28.88
          1997                                                               472,208            $21.12           $ 7.19 to $34.88
         Granted during 1997                                                 717,788            $32.51           $29.88 to $45.50
         Expired during 1997                                                  27,504            $32.40           $31.13 to $33.00
         Terminations during 1997                                             49,886            $28.91           $12.22 to $33.44
         Outstanding at June 30, 1996                                      1,374,438            $23.49           $ 7.19 to $33.57
         Outstanding at June 27, 1997                                      1,542,628            $28.08           $ 7.19 to $45.50
         Exercisable at June 30, 1996                                        708,486            $18.38           $ 7.19 to $30.63
         Exercisable at June 27, 1997                                        594,754            $22.61           $ 7.19 to $33.57
                                                                            -----------------------------------------------------


    Price ranges of outstanding and exercisable options as of June 27, 1997 are summarized below:


                             --------------------------------------------------------------------------------
                                           Outstanding Options                       Exercisable Options
                             -----------------------------------------------     ----------------------------
                                              Average            Weighted                         Weighted
                             Number of     Remaining Life        Average         Number of        Average
Range of Exercise Prices      Options         (Years)         Exercise Price      Options      Exercise Price
-------------------------------------------------------------------------------------------------------------
     $  7.19-$18.88           242,968             4               $15.89          242,968          $15.89
     $ 20.50-$32.94          1,156,988            5               $29.19          338,904          $27.03
     $ 33.00-$45.50           142,672             5               $39.73           12,882          $33.06
                             ---------                                           ---------
                             1,542,628                            $28.08          594,754          $22.61
                             =========                                           =========


  Pro forma information regarding net income and net income per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and has been determined as if the Corporation had accounted for stock options using the fair value method of that statement. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997 and 1996, respectively: risk-free interest rates of 6.3% and 6.4%, expected dividend yields of 2.1% in each year, expected volatility of 22.4% and 20.8%, and expected lives of 4 years each.
  For purposes of pro forma disclosure, the estimated fair value of options is amortized to expense over their 3 year vesting period. Under the fair value method, the Corporation's net income and net income per share would have been reduced as follows:


                                                  ---------------------
    (In millions, except per share amounts)         1997          1996
    --------------------------------------------------------------------
Net income                                          $ 2.7         $ 1.4
Net income per share                                $0.03         $0.02
                                                  ---------


  Because the fair value method of accounting for options applies only to options granted subsequent to June 30, 1995, the pro forma effect will not be fully reflected until 1999.

  The Corporation has a stock incentive plan for directors and key employees. Awards under this plan may include the grant of performance shares, restricted stock, stock options, stock appreciation rights or other stock-based awards. The aggregate number of shares of Common Stock which may be awarded under the plan in each fiscal year is one percent of the total outstanding shares of Common Stock plus shares available from prior years. Performance shares outstanding were 827,110 at June 27, 1997; 1,005,222 at June 30, 1996, and 1,251,102 at June
30, 1995. Shares of Common Stock reserved for future awards under the plan were 2,380,516 at June 27, 1997; 2,297,636 at June 30, 1996, and 2,093,434 at June
30, 1995.


  Under the Corporation's domestic retirement plan, employees may purchase a limited amount of the Corporation's Common Stock at 70 percent of current market value. Shares of Common Stock reserved for future purchases by the retirement plan were 2,365,010 at June 27, 1997.

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

INCOME TAXES
The provisions for income taxes are summarized as follows:

                                    ------------------------------
          (In millions)                1997           1996         1995
    ---------------------------------------------------------------
Current:
 United States                        $ 33.8         $ 82.3       $ 89.0
 International                          33.5           19.3         19.9
 State and local                         6.7           17.3         11.7
                                      --------
                                        74.0          118.9        120.6
                                      --------
Deferred:
 United States                          30.2          (19.3)       (32.5)
 International                          (2.9)            --         (4.7)
 State and local                         3.2           (3.6)         (.3)
                                    ---------
                                        30.5          (22.9)       (37.5)
                                    ---------
                                      $104.5         $ 96.0       $ 83.1
                                    ---------

  The components of deferred income tax assets (liabilities) are as follows:

                         ----------------------------------------
                                   1997                       1996
                              ----------------------------------------

    (In millions)         Current   Non-Current      Current    Non-Current
      ---------------------------------------------------------------
Completed contracts            --          --        $ 18.7            --
Inventory valuations      $  64.9          --          16.8            --
Accruals                     96.0      $  8.8         133.4       $   8.6
Depreciation                   --       (85.0)           --         (61.6)
Leases                       (2.0)      (19.3)          (.8)        (20.5)
International tax loss
 carryforwards                 --         6.7            --           6.5
All other -- net            (13.9)       11.1           3.7          11.3
                             --------------------
                            145.0       (77.7)        171.8         (55.7)
Valuation allowance            --        (6.7)           --          (6.5)
                             --------------------
                          $ 145.0      $(84.4)       $171.8       $ (62.2)
                             --------------------

  A reconciliation of the statutory United States income tax rate to the effective income tax rate follows:

                                  ------------------------------
                                     1997           1996        1995
    -------------------------------------------------------------
Statutory U.S. income tax rate         35.0%         35.0%       35.0%
State taxes                             2.0           3.2         3.1
International income                   (2.4)         (3.2)       (4.0)
Tax benefits related to export
 sales                                 (1.7)         (2.1)       (1.4)
Nondeductible amortization               .8            .7          .8
Other items                             (.2)          1.4         1.5
                                   ----------
Effective income tax rate              33.5%         35.0%       35.0%
                                   ----------

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

  Selected information by business segment and geographical area is summarized below:

                             -------------------------------------
      (In millions)              1997              1996           1995
    ---------------------------------------------------------------
IDENTIFIABLE ASSETS
Communications                 $   756.0         $  691.5       $  442.5
Semiconductor                      964.2            746.6          639.2
Lanier Worldwide                 1,034.6            867.1          831.6
Electronic Systems                 605.1            658.1          672.3
Corporate                          278.0            243.4          250.4
                             -------------
                               $ 3,637.9         $3,206.7       $2,836.0
                             -------------
CAPITAL EXPENDITURES
Communications                 $    29.2         $   33.8       $   22.6
Semiconductor                      176.4            146.8           80.4
Lanier Worldwide                    35.9             11.7           12.3
Electronic Systems                  24.1             28.1           18.6
Corporate                           13.8              5.0            5.4
                             -------------
                               $   279.4         $  225.4       $  139.3
                             -------------
DEPRECIATION
Communications                 $    20.5         $   17.9       $   14.8
Semiconductor                       50.2             47.6           44.5
Lanier Worldwide                    16.8             10.3           10.0
Electronic Systems                  25.2             24.2           25.7
Corporate                            9.0              8.9           10.2
                             -------------
                               $   121.7         $  108.9       $  105.2
                             -------------
GEOGRAPHICAL INFORMATION
U.S. operations:
 Net sales                     $ 3,227.8         $3,046.4       $2,952.4
 Operating profit                  235.6            200.2          174.4
 Identifiable assets             2,914.3          2,544.4        2,191.9
International operations:
 Net sales                     $   569.4         $  574.8       $  491.7
 Operating profit                   76.4             74.2           63.2
 Identifiable assets               723.6            662.3          644.1
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

COMMITMENTS TO BUY FOREIGN CURRENCIES

                             -----------------------------------------
                         Contract Amount
                         ---------------
                        Foreign               Deferred Gains    Maturities
    (In millions)       Currency     U.S.      and (Losses)     (in months)
      ---------------------------------------------------------------
CURRENCY
Malaysian Ringgit         267.2     $106.0           --             1-16
Irish Punt                 24.2       37.3         $(.7)            1-9
Japanese Yen            1,600.0       13.6           .3             1-5
German Mark                17.7       10.5          (.2)            1-3
Swiss Franc                 8.3        6.0          (.2)            2
British Pound               1.9        3.1           .1             1-5
Norwegian Krone            13.5        1.9          (.1)            1
Dutch Guilder               3.5        1.9          (.1)            1-12
French Franc               11.0        1.9           --            12
Belgian Franc              50.0        1.7          (.3)            2
Italian Lira            2,000.0        1.3          (.1)            2-12
Spanish Peseta             50.0         .3           --             3
                                  -----------------------------------------

COMMITMENTS TO SELL FOREIGN CURRENCIES

                             -----------------------------------------
                         Contract Amount
                         ---------------
                        Foreign               Deferred Gains    Maturities
    (In millions)       Currency     U.S.      and (Losses)     (in months)
      ---------------------------------------------------------------
CURRENCY
British Pound              15.9     $ 25.8         $(.8)            1-11
German Mark                37.6       23.4          1.6             1-13
Canadian Dollar            20.6       15.0           .2             1-2
French Franc               24.1        4.2           .1             1-6
Japanese Yen              320.0        2.8           --             1-6
Belgian Franc              60.7        1.8           .1             1-3
Italian Lira              500.0         .3           --             2
Dutch Guilder                .6         .3           --             3
Norwegian Krone             1.5         .2           --             1
                                  -----------------------------------------

QUARTERLY FINANCIAL DATA (UNAUDITED)

                     Selected quarterly financial data is summarized below.

[CAPTION]

                                                                              Quarters Ended
                     Dollars in Millions Except Per
                             Share Amounts                9-30-96        12-31-96         3-31-97         6-27-97      Total Year
                    --------------------------------------------------------------------------------------------------------------
                    FISCAL 1997
                    Net sales                                 $883.4          $945.9          $921.4        $1,046.5      $3,797.2
                    Gross profit                               297.7           311.6           311.6           357.1       1,278.0
                    Income before income taxes                  58.2            69.5            83.3           101.0         312.0
                    Net income                                  38.1            45.5            55.6            68.3         207.5
                    Per share:
                      Net income                                 .49             .58             .70             .86          2.63
                      Cash dividends                             .19             .19             .19             .19           .76
                      Stock prices (high/low)          32 15/16-25 1/8 35 11/16-30 7/8   40-33 11/16   46 1/16-36 5/16
                                                               -------------------------------------------------------------------


                                                                              Quarters Ended

                     Dollars in Millions Except Per
                             Share Amounts                9-30-95        12-31-95         3-31-96         6-30-96      Total Year
                    --------------------------------------------------------------------------------------------------------------
                    FISCAL 1996
                    Net sales                                 $816.7          $916.6          $875.9        $1,012.0      $3,621.2
                    Gross profit                               271.6           301.1           298.2           345.7       1,216.6
                    Income before income taxes                  51.6            62.1            68.0            92.7         274.4
                    Net income                                  33.5            40.4            44.2            60.3         178.4
                    Per share:
                      Net income                                 .43             .52             .57             .78          2.29
                      Cash dividends                             .17             .17             .17             .17           .68
                      Stock prices (high/low)          30 11/16-25 3/4 30 5/16-25 3/8  34 7/16-24 7/16   34-28 13/16
                                                               -------------------------------------------------------------------

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

Note C  -- Amounts reclassified to (from) other accounts in the Consolidated
           Balance Sheets.

                                 EXHIBIT INDEX


  EXHIBIT NO.
UNDER REG. S-K,
   ITEM 601                                        DESCRIPTION
---------------   ------------------------------------------------------------------------------
       11         Statement regarding computation of net income per share.
       23         Consent of Ernst & Young LLP.
       27         Financial Data Schedule.