Form 10-Q
period 1997-10-03
HARRIS CORP /DE/
filed 1997-11-10
CIK 202058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    Form l0-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION l3 or l5(d)
                     OF THE SECURITIES EXCHANGE ACT OF l934

                 For the quarterly period ended October 3, 1997

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________


                          Commission File Number l-3863

                               HARRIS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                    34-0276860
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)





                           l025 West NASA Boulevard
                           Melbourne, Florida 329l9
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)




                                 (407) 727-9l00
                       ----------------------------------
              (Registrant's telephone number, including area code)



                       ----------------------------------



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

The number of shares outstanding of the registrant's common stock, as of October 31, 1997 was 79,826,777 shares.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements.
------------------------------


                       HARRIS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME



The following information for the quarters ended October 3, 1997 and September 30, 1996 has not been audited by independent accountants, but in the opinion of management reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the indicated periods. The results of operations for the quarter ended October 3, 1997 are not necessarily indicative of the results for the full fiscal year.


                                                          Quarter Ended
                                                    ----------------------------
                                                    October 3,     September 30,
                                                       1997             1996
                                                    -----------    -------------
                                                    (In millions, except per
                                                          share amounts)

Revenue
  Revenue from sales, rentals
    and services                                      $ 979.6          $ 883.4
  Interest                                                9.8              9.1
                                                      -------          -------
                                                        989.4            892.5
Costs and Expenses
  Cost of sales, rentals and services                   655.8            585.7
  Engineering, selling and administrative
    expenses                                            250.9            230.9
  Interest                                               16.9             14.8
  Other - net                                             (.3)             2.9
                                                      -------          -------

Income before income taxes                               66.1             58.2
Income taxes                                             22.5             20.1
                                                      -------          -------

Net Income                                            $  43.6          $  38.1
                                                      =======          =======

Net Income Per Common Share (Primary)                 $   .55          $   .49
                                                      =======          =======

Cash Dividends Paid Per Common Share                  $   .22          $   .19
                                                      =======          =======

Primary Average Shares Outstanding                       79.7             77.9
                                                      =======          =======




                        See Notes to Financial Statements

                                       (2)

                       HARRIS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                         June 27,
                                                                       October 3,           1997
                                                                           1997          (audited)
                                                                       ----------        ----------
ASSETS                                                                         (In millions)
Current Assets
  Cash and cash equivalents                                             $   66.4          $   70.7
  Marketable securities                                                    118.4              91.3
  Accounts and notes receivable - net, less allowance
    for collection losses of $27,100,000 at October 3, 1997
    and $28,300,000 at June 27, 1997                                       796.9             820.6
  Unbilled costs and accrued earnings on fixed price contracts based on percentage-of-completion accounting, less progress payments of $198,400,000 at October 3, 1997 and
    $187,800,000 at June 27, 1997                                          295.9             324.8
  Inventories:
   Work in process and finished products                                   506.3             493.1
   Raw materials and supplies                                              122.8             118.0
                                                                        --------          --------
                                                                           629.1             611.1
  Deferred income taxes                                                    122.4             145.0
                                                                        --------          --------
          Total Current Assets                                           2,029.1           2,063.5

Plant and equipment, less allowances for depreciation of
  $1,294,500,000 at October 3, 1997 and $1,282,300,000 at
  June 27, 1997                                                            903.6             878.3

Notes receivable - net                                                     218.5             217.7
Intangibles resulting from acquisitions                                    223.8             227.5
Other assets                                                               278.4             250.9
                                                                        --------          --------
                                                                        $3,653.4          $3,637.9
                                                                        ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                                                       $  367.5          $  296.3
  Accounts payable                                                         167.4             196.8
  Compensation and benefits                                                181.9             216.9
  Other accrued items                                                      188.3             191.7
  Advance payments and unearned income                                     272.3             290.9
  Income taxes                                                              88.1              96.0
                                                                        --------          --------
          Total Current Liabilities                                      1,265.5           1,288.6

Deferred income taxes                                                       84.0              84.4
Long-term debt                                                             686.2             686.7
Shareholders' Equity
  Capital stock:
    Preferred Stock, without par value:
      Authorized - 1,000,000 shares; issued - none                             -                 -
    Common Stock, par value $1 per share:
      Authorized - 250,000,000 shares; issued 79,812,147 shares
       at October 3, 1997 and 77,743,206 at June 27, 1997                   79.8              39.8
       (shares adjusted to reflect September 1997 two-for-one
        stock split)
  Other capital                                                            264.8             289.9
  Retained earnings                                                      1,246.0           1,219.9
  Net unrealized gain on securities available-for-sale (net of
    taxes)                                                                  70.9              53.8
  Unearned compensation                                                     (9.3)              4.4
  Cumulative translation adjustments                                       (34.5)            (29.6)
                                                                        --------          --------
  Total Shareholders' Equity                                             1,617.7           1,578.2
                                                                        --------          --------
                                                                        $3,653.4          $3,637.9
                                                                        ========          ========

                        See Notes to Financial Statements

                                       (3)

                       HARRIS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS




                                                            Quarter Ended
                                                       -------------------------
                                                       October 3,    September 30,
                                                          1997           1996
                                                       ----------     ----------
                                                             (In millions)

OPERATING ACTIVITIES
  Net income                                             $ 43.6         $ 38.1
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation of plant and equipment                    47.3           41.8
    Non-current deferred income tax                         (.4)          (1.7)
  (Increase) decrease in:
    Accounts and notes receivable                          24.6           13.4
    Unbilled costs and inventories                         11.9          (53.5)
    Other assets                                          (20.4)         (37.1)
  Increase (decrease) in:
    Trade payables and accrued expenses                   (69.0)          (3.2)
    Advance payments and unearned income                  (18.6)           7.5
    Income taxes                                           14.7            3.9
  Other                                                   (13.1)           5.3
                                                         ------         ------

Net cash provided by operating activities                  20.6           14.5

INVESTING ACTIVITIES
  Cash paid for acquired businesses                        (8.9)             -
  Additions of plant and equipment                        (72.6)        (101.6)
                                                         ------         ------

Net cash used in investing activities                     (81.5)        (101.6)

FINANCING ACTIVITIES
  Increase (decrease) in short-term debt                   71.2           (7.1)
  Increase (decrease) in long-term debt                     (.5)         100.3
  Proceeds from sale of Common Stock                        4.0            2.4
  Cash dividends                                          (17.6)         (14.7)
                                                         ------         ------

Net cash provided by financing activities                  57.1           80.9
                                                         ------         ------

Effect of exchange rate changes on cash and cash
  equivalents                                               (.5)           (.7)
                                                         ------         ------
Net decrease in cash and cash
equivalents                                                (4.3)          (6.9)

Cash and cash equivalents, beginning of year               70.7           74.6
                                                         ------         ------

Cash and cash equivalents, end of quarter                $ 66.4         $ 67.7
                                                         ======         ======



                        See Notes to Financial Statements


                                       (4)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


October 3, 1997

Note A -- Basis of Presentation
-------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and changes in cash flows in conformity with generally accepted accounting principles. For further information refer to the financial statements and notes to financial statements included in the Corporation's Annual Report on Form 10-K/A for the fiscal year ended June 27, 1997.


Note B -- Stock Split
---------------------

On August 23, 1997, the Board of Directors authorized a two-for-one stock split to shareholders of record on September 4, 1997. All reference in the financial statements and exhibits to number of shares and per share amounts of the Corporation's Common Stock have been restated to reflect the increased number of shares outstanding.


Note C -- Reclassification
--------------------------

Certain prior year amounts have been reclassified to conform with current year classifications.


Note D -- Credit Arrangements
-----------------------------

In October 1997, the Corporation extended the 364-Day $300 million portion of the $800 million syndicated credit facility for an additional 364-Day period. The $800 facility provides for drawings at interest rates determined by a pricing matrix based upon the Corporation's long-term debt rating.



                                       (5)

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
--------------

RESULTS OF OPERATIONS

Net sales, operating profit and net income for the first quarter of fiscal 1998 were higher than the same period last year by 10.9 percent, 13.6 percent and
14.4 percent, respectively.

Segment net sales, operating profit and net income were as follows:

                               Quarter Ended
                          ---------------------------
                          October 3,    September 30,     Percent
                            1997            1996         Inc./(Dec.)
                          ----------    -------------    -----------
                                (In Millions)

NET SALES
Electronic Systems         $261.4          $254.4            3
Semiconductor               180.7           161.5           12
Communications              240.3           208.1           15
Lanier Worldwide            297.2           259.4           15
                           ------          ------
         Total             $979.6          $883.4           11
                           ======          ======

OPERATING PROFIT
Electronic Systems         $ 20.6          $ 19.3            7
Semiconductor                22.0            20.7            6
Communications               24.2            19.6           23
Lanier Worldwide             28.1            22.7           24
Corporate Expense           (11.9)           (9.3)         (28)
Interest Expense            (16.9)          (14.8)         (14)
                           ------          ------
         Total             $ 66.1          $ 58.2           14
                           ======          ======

NET INCOME
Electronic Systems         $  8.4          $  8.0            5
Semiconductor                10.7            10.0            7
Communications               12.3             9.6           28
Lanier Worldwide             12.2            10.5           16
                           ------          ------
         Total             $ 43.6          $ 38.1           14
                           ======          ======

The Electronic Systems segment reported higher sales, operating profit and net income over last year's first quarter. Results for the segment were led by increased demand for information systems products and services. Revenue for the remainder of fiscal 1998 is expected to be flat with moderately lower earnings due to reduced margins from the segment's core defense products.

Semiconductor segment sales were up strongly, while operating profit and net income were moderately higher in this year's first quarter compared to the prior year period. While significantly lower industry-wide product pricing continues for commodity semiconductors, the segment is shipping products at a record volume. Royalty income included in earnings was significant and was at the same level as the prior year. The expectation of a recovery in product prices and increased manufacturing capacity is expected to result in increased sales and earnings for fiscal 1998.

Sales, operating profit and net income in the Communications segment were significantly higher than last year's first quarter. Growth in all but one of the segment's major product lines, plus gains from the sale of investment securities contributed to the first quarter earnings increase. Improvement in the segment's digital switch business, coupled with growth in the segment's microwave systems, broadcast products, and telephone test equipment businesses, is expected to result in higher sales and earnings in fiscal 1998.

Lanier Worldwide segment sales, operating profit and net income were significantly higher than the first quarter of last year. A significant increase in domestic sales and improved performance in the segment's international operations contributed to the

                                       (6)
increases in sales and earnings. Strength in both domestic and international markets is expected to result in improved sales and earnings for the current fiscal year.

Cost of sales as a percentage of net sales increased to 66.9 percent versus 66.3 percent in last year's first quarter. Cost ratios were higher for the Communications and Lanier segments.

Engineering, selling, and administrative expenses as a percentage of net sales decreased from 26.1 percent last year to 25.6 percent in this year's first quarter due to lower operating expense ratios for the Lanier Worldwide and Electronic Systems segments. Company funded research and development increased $3.2 million from the prior year's first quarter to $46.5 million. Total research and development, which includes both Company funded and customer sponsored research and development, increased $29.8 million to $185.9 million for the current year's first quarter.

Interest expense in the first quarter increased from the prior year due to higher average borrowings. The decrease in "Other-net" expense was due to gains resulting from the sale of investment securities.

The provision for income taxes as a percentage of pretax income was 34.0 percent in the first quarter, compared to 34.5 percent in the prior year's first quarter. The reduction from the statutory federal tax rate of 35.0 percent for both years was due to tax rates on foreign source income and export sales.

Income as a percentage of sales was 4.5 percent in the first quarter, compared to 4.3 percent in the same period last year for the previously stated reasons.

LIQUIDITY AND FINANCIAL POSITION

Working capital decreased from $774.9 million at June 27, 1997, to $763.6 million at the end of the first quarter due to lower receivables and unbilled costs on fixed price contracts. The Company continues to invest in the capital expansion of its semiconductor business. Total capital expenditures in fiscal 1998, including expenditures for customer rental equipment, are expected to be approximately $300 million. The requirement for funds to finance this investment and other operational requirements are expected to be met by cash flow from operations and unused borrowing capacity.

FORWARD-LOOKING STATEMENTS

This report contains, and certain of the Company's other public documents and statements contain and will contain, forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements.

The Company's consolidated results and the forward-looking statements could be affected by, among other things, general economic conditions in the markets in which the Company operates; economic developments that have a particularly adverse effect on one or more of the markets served by the Company; ability to execute management's internal operating plans; fluctuations in foreign currency exchange rates; worldwide demand for integrated semiconductor circuits, particularly power products; reductions in the U.S. and worldwide defense and space budgets; effect of continuing consolidation in the U.S. defense industry on the Company's direct and indirect business with the U.S. government; the Company's ability to recover costs incurred on fixed price contracts; termination of customer contracts; continued development and market acceptance of new products, especially digital television broadcast products and semiconductor wireless and multi-media products; continued success of the Company's patent licensing programs, particularly as it relates to the Semiconductor segment; and the successful resolution of patent infringement and other general litigation.


                                       (7)

                           PART II. OTHER INFORMATION
                           --------------------------


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

     (a) Exhibits:

         (10)  Material Contracts
              (i) Harris Corporation 1997 Directors' Deferred Compensation and
                  Annual Stock Unit Award Plan (Amended and Restated Effective October 24, 1997).
             (ii) Amendment to Directors' Retirement Plan.
            (iii) Amendment No. 1 to 364-Day Credit Agreement, dated as of
                  October 21, 1997.
             (iv) Amendment No. 1 to 5-Year Credit Agreement, dated as of
                  October 21, 1997.
              (v) Forms of Stock Option Agreements and Performance Share
                  Agreements under the Harris Corporation Stock Incentive Plan.

         (11) Statement re: Computation of Per Share Earnings.

         (27)  Financial Data Schedule.

     (b) Reports on Form 8-K.

          (i) The Registrant filed with the Commission a Current Report on
                 Form 8-K on July 18, 1997 relating to forward-looking statements.
         (ii) The Registrant filed with the Commission a Current Report on
                 Form 8-K on August 25, 1997 relating to the declaration of a two-for-one stock split and the increase in the indicated annual dividend rate.
        (iii) The Registrant filed with the Commission a Current Report on Form 8-K on September 29, 1997 relating to the number of additional Common Stock shares issued in connection with the two-for-one stock split and the impact of the stock split on the Company's Stockholder Protection Rights Agreement.


        Items 1, 2, 3, 4, and 5 of Part II are not applicable and have been omitted.


                                    SIGNATURE
                                    ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HARRIS CORPORATION
                                         ---------------------------------------
                                         (Registrant)

Date: November 10, 1997                  By:/s/Bryan R. Roub
                                            ----------------
                                            Bryan R. Roub
                                            Senior Vice President & Chief
                                            Financial Officer (principal
                                            financial officer and duly
                                            authorized officer)






                                       (8)

                                  EXHIBIT INDEX



          Exhibit No.
          Under Reg.
         S-K, Item 601                               Description
         -------------                               -----------

             (10)                          Material Contracts

            10(i) Harris Corporation 1997 Directors' Deferred Compensation and Annual Stock Unit Award Plan (Amended and Restated Effective October 24, 1997).

           10(ii)                          Amendment to Directors' Retirement
                                           Plan.

          10(iii) Amendment No. 1 to 364-Day Credit Agreement, dated as of October 21, 1997.

           10(iv) Amendment No. 1 to 5-Year Credit Agreement, dated as of October 21, 1997.

            10(v) Forms of Stock Option Agreements and Performance Share Agreements under the Harris Corporation Stock
                                           Incentive Plan.

             (11)                          Statement re: Computation of Per
                                           Share Earnings.

             (27)                          Financial Data Schedule.