Form 10-Q
period 1998-01-02
HARRIS CORP /DE/
filed 1998-02-04
CIK 202058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM l0-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION l3 or l5(d)
                     OF THE SECURITIES EXCHANGE ACT OF l934

                 For the quarterly period ended January 2, 1998

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________


                          Commission File Number l-3863

                               HARRIS CORPORATION
             ======================================================
             (Exact name of registrant as specified in its charter)



         Delaware                                       34-0276860
==============================               ==================================
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)





                            l025 West NASA Boulevard
                               Melbourne, Florida        32919
                ================================================
               (Address of principal executive offices)(Zip Code)




                                 (407) 727-9l00
                        =================================
              (Registrant's telephone number, including area code)




                        =================================




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

The number of shares outstanding of the registrant's common stock, as of January 30, 1998 was 79,895,841 shares.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------




Item 1.  Financial Statements.
-------  ---------------------

                            HARRIS CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENT OF INCOME


The following information for the quarters ended January 2, 1998 and December 31, 1996, has not been audited by independent accountants, but in the opinion of management reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the indicated periods. The results of operations for the quarter ended January 2, 1998 are not necessarily indicative of the results for the full fiscal year.


                                            Quarter Ended            Two Quarters Ended
                                       -----------------------     ------------------------
                                       January 2,   December 31,   January 2,  December 31,
                                         1998          1996           1998         1996
                                       ----------   -----------    ----------  ------------
                                             (In millions, except per share amounts)

Revenue
  Revenue from sales, rentals
   and services                         $970.0        $945.9        $1,949.6      $1,829.3
  Interest                                 9.7           9.1            19.5          18.2
                                         -----         -----         -------       -------
                                         979.7         955.0         1,969.1       1,847.5

Costs and Expenses
  Cost of sales, rentals and
    services                             641.0         634.3         1,296.8       1,220.0
  Engineering, selling and
    administrative expenses              245.6         239.0           496.5         469.9
  Interest                                16.4          16.0            33.3          30.8
  Other - net                             (3.1)         (3.8)           (3.4)          (.9)
                                         -----         -----          ------       -------

Income before income taxes                79.8          69.5           145.9         127.7
Income taxes                              27.1          24.0            49.6          44.1
                                         -----         -----          ------       -------

Net Income                              $ 52.7        $ 45.5         $  96.3      $   83.6
                                        ======        ======         =======      ========

Net Income Per Common Share
  Basic                                   $.67          $.59           $1.22         $1.08
                                          ====          ====           =====         =====
  Diluted                                 $.66          $.58           $1.20         $1.07
                                          ====          ====           =====         =====

Average Shares Outstanding
  Basic                                   79.2          77.1            79.2          77.2
                                          ====          ====            ====          ====
  Diluted                                 80.2          78.2            80.1          78.2
                                          ====          ====            ====          ====

Cash Dividends Paid Per Common Share      $.22          $.19           $ .44         $ .38
                                          ====          ====           =====         =====



                        See Notes to Financial Statements




                                       (2)

                       HARRIS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                   June 27,
                                                                     January 2,      1997
                                                                       1998        (audited)
                                                                     ----------    ---------
                                                                          (In millions)
ASSETS
Current Assets
  Cash and cash equivalents                                          $   30.8      $   70.7
  Marketable securities                                                  73.9          91.3
  Accounts and notes receivable - net, less allowance for
    collection losses of $26,500,000 at January 2, 1998
    and $28,300,000 at June 27, 1997                                    786.3         820.6
  Unbilled costs and accrued earnings on fixed price contracts based on percentage-of-completion accounting, less progress payments of $191,400,000 at January 2, 1998 and
    $187,800,000 at June 27, 1997                                       309.7         324.8
  Inventories:
    Work in process and finished products                               508.4         493.1
    Raw materials and supplies                                          122.1         118.0
                                                                      -------       -------
                                                                        630.5         611.1
  Deferred income taxes                                                 130.9         145.0
                                                                      -------       -------
          Total Current Assets                                        1,962.1       2,063.5

Plant and equipment, less allowances for depreciation of
  $1,318,400,000 at January 2, 1998 and $1,282,300,000 at
  June 27, 1997                                                         918.4         878.3

Notes receivable - net                                                  213.2         217.7
Intangibles resulting from acquisitions                                 219.5         227.5
Other assets                                                            302.7         250.9
                                                                     --------      --------
                                                                     $3,615.9      $3,637.9
                                                                     ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                                                    $  315.1      $  296.3
  Accounts payable                                                      170.3         196.8
  Compensation and benefits                                             198.9         216.9
  Other accrued items                                                   189.7         191.7
  Advance payments and unearned income                                  258.1         290.9
  Income taxes                                                           93.6          96.0
                                                                     --------      --------
          Total Current Liabilities                                   1,225.7       1,288.6

Deferred income taxes                                                    80.9          84.4
Long-term debt                                                          686.4         686.7
Shareholders' Equity
  Capital stock:
    Preferred Stock, without par value:
      Authorized - 1,000,000 shares; issued - none                          -             -
    Common Stock, par value $1 per share:
      Authorized - 250,000,000 shares; issued 79,834,460 shares
        at January 2, 1998 and 79,625,670 at June 27, 1997               79.8          39.8
        (shares adjusted to reflect September 1997 two-for-one
         stock split)
  Other capital                                                         266.9         289.9
  Retained earnings                                                   1,281.2       1,219.9
  Net unrealized gain on securities available-for-sale (net
    of taxes)                                                            43.2          53.8
  Unearned compensation                                                  (7.7)          4.4
  Cumulative translation adjustments                                    (40.5)        (29.6)
                                                                     --------      --------
  Total Shareholders' Equity                                          1,622.9       1,578.2
                                                                     --------      --------
                                                                     $3,615.9      $3,637.9
                                                                     ========      ========


                        See Notes to Financial Statements


                                       (3)

                       HARRIS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS




                                                         Two Quarters Ended
                                                      --------------------------
                                                      January 2,    December 31,
                                                         1998          1996
                                                      ----------    ------------
                                                           (In millions)

OPERATING ACTIVITIES
  Net income                                            $ 96.3        $ 83.6
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation of plant and equipment                 97.3          85.5
    Non-current deferred income tax                       (3.4)          8.4
  (Increase) decrease in:
    Accounts and notes receivable                         40.9         (54.8)
    Unbilled costs and inventories                        (3.0)        (65.4)
    Other assets                                         (43.6)        (37.4)
  Increase (decrease) in:
    Trade payables and accrued expenses                  (47.7)          8.6
    Advance payments and unearned income                 (32.7)          9.0
    Income taxes                                          11.3         (21.0)
  Other                                                    4.9           8.8
                                                        ------        ------

Net cash provided by operating activities                120.3          25.3
                                                        ------        ------

INVESTING ACTIVITIES
  Cash paid for acquisitions                              (9.9)         (5.6)
  Additions of plant and equipment                      (140.7)       (197.5)
                                                        ------        ------

Net cash used in investing activities                   (150.6)       (203.1)
                                                        ------        ------

FINANCING ACTIVITIES
  Increase in short-term debt                             18.8          88.8
  (Increase) decrease in long-term debt                    (.2)        100.4
  Proceeds from sale of Common Stock                       6.3           5.0
  Cash dividends                                         (35.0)        (29.5)
                                                        ------        ------

Net cash provided by (used in) financing activities      (10.1)        164.7
                                                        ------        ------

Effect of exchange rate changes on cash and cash
  equivalents                                               .5           (.1)
                                                        ------        ------

Net decrease in cash and cash equivalents                (39.9)        (13.2)

Cash and cash equivalents, beginning of year              70.7          74.6
                                                        ------        ------

Cash and cash equivalents, end of period                $ 30.8        $ 61.4
                                                        ======        ======





                        See Notes to Financial Statements


                                       (4)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


January 2, 1998

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


Note B -- Stock Split
---------------------

On August 23, 1997, the Board of Directors authorized a two-for-one stock split to shareholders of record on September 4, 1997. All references in the financial statements and exhibits to number of shares and per share amounts (except for the number of shares shown in Item 4 of this 10-Q) of the Corporation's Common Stock have been restated to reflect the increased number of shares outstanding.


Note C -- Accounting Change
---------------------------

For the quarter ended January 2, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share". This standard requires reporting of both "basic" and "diluted" earnings per share. For periods presented, these amounts do not differ materially from amounts previously shown as "primary" and "fully diluted" earnings per share. Prior year results have been restated to conform with the new standard.


Note D -- Credit Arrangements
-----------------------------

In October 1997, the Corporation extended the 364-Day $300 million portion of the $800 million syndicated credit facility for an additional 364-Day period. The $800 facility provides for drawings at interest rates determined by a pricing matrix based upon the Corporation's long-term debt rating.

Note E -- Financial Instruments
-------------------------------

The Company uses foreign exchange contracts to hedge off-balance sheet foreign currency commitments and anticipated transactions. The Company has significant manufacturing operations in Malaysia and has a hedging program in place to set the exchange rates on the Company's foreign currency operating commitments in Malaysia. Under this hedging program, increases or decreases in the Company's local currency manufacturing costs and operating expenses are partially offset by realized gains and losses, respectively, on the hedging instruments. Malaysian Ringgit contracts at January 2, 1998 were as follows:

                             Contract Amount
                             ---------------           Deferred Gains        Maturities
In millions               Ringgits  U.S. Dollars        and (Losses)         (in months)
----------------------------------------------------------------------------------------

 Commitments to Buy         563.6      $203.5             $(61.7)               1-21
 Commitments to Sell         10.3         2.6                 .1                1-6



                                       (5)

Item 2. Management's Discussion & Analysis of Financial Condition & Results of
------------------------------------------------------------------------------
Operations.
-----------

RESULTS OF OPERATIONS

Results for the second quarter and first two quarters were higher than the comparable periods a year ago. Segment net sales, operating profit and net income were as follows:

                                                   Quarter Ended                                 Two Quarters Ended
                                      -----------------------------------------        ---------------------------------------
                                      Jan. 2,        Dec. 31,       Percent             Jan. 2,        Dec. 31,     Percent
                                       1998            1996        Inc./(Dec.)            1998           1996      Inc./(Dec.)
                                      -----------------------------------------        ---------------------------------------
                                                                   (Dollars in millions)
NET SALES
Communications                        $238.8          $248.4           (4)              $ 479.0       $  456.5          5
Semiconductor                          174.7           161.3            8                 355.5          322.8         10
Lanier Worldwide                       318.9           294.1            8                 616.1          553.5         11
Electronic Systems                     237.6           242.1           (2)                499.0          496.5         (1)
                                       -----           -----                            -------        -------
Total                                 $970.0          $945.9            3              $1,949.6       $1,829.3          7
                                       =====           =====                            =======        =======

OPERATING PROFIT
Communications                        $ 29.3          $ 22.0           33                $ 53.5         $ 41.6         29
Semiconductor                           23.0            19.1           20                  44.9           39.8         13
Lanier Worldwide                        35.8            33.0            8                  64.0           55.6         15
Electronic Systems                      18.7            17.3            8                  39.4           36.6          8
Corporate Expense                      (10.6)           (5.9)          80                 (22.6)         (15.1)        50
Interest Expense                       (16.4)          (16.0)           3                 (33.3)         (30.8)         8
                                       -----           -----                              -----          -----
  Total                               $ 79.8          $ 69.5           15                $145.9         $127.7         14
                                       =====           =====                              =====          =====

NET INCOME
Communications                         $15.7           $11.2           40                $ 28.0         $ 20.8         35
Semiconductor                           12.1             9.6           26                  22.7           19.6         16
Lanier Worldwide                        17.2            16.7            3                  29.4           27.2          8
Electronic Systems                       7.7             8.0           (4)                 16.2           16.0          1
                                        ----            ----                              -----          -----
  Total                                $52.7           $45.5           16                $ 96.3         $ 83.6         15
                                        ====            ====                              =====          =====

Communications segment sales were slightly lower in the second quarter compared to a very strong prior year second quarter. Segment sales for the current quarter were negatively impacted by difficult market conditions associated with the Asian economy and the deferral of the use of microwave radios in the PCS rollout in the U.S. For the first two quarters sales were modestly higher. Earnings for the segment were significantly higher for the second quarter and year-to-date primarily due to gains from the sale of an investment security (Advanced Fibre Communications, Inc.), which was partially offset by the significant marketing expenses associated with the rollout of the segment's digital television product line. Net after-tax gains from the sale of AFCI securities in the current quarter were $7.4 million. Improvement in the segment's digital switch business, coupled with growth in the segment's microwave systems, broadcast products and telephone test equipment businesses, is expected to result in higher sales and earnings in fiscal 1998.

Semiconductor segment sales were moderately higher for the quarter and year-to-date, while earnings were up sharply for the second quarter and moderately higher year-to-date. Improved sales and margins in the segment's power product line and productivity improvements throughout the business have helped offset the impact of industry-wide pricing pressure and the downturn in Asian markets. Royalty income continues to be significant for all periods presented. For the second half of fiscal 1998, the segment expects increased sales of higher margin products that should result in increased sales and earnings.

The Lanier Worldwide segment had strong domestic sales for both the second quarter and the year-to-date compared to the prior year periods. Segment earnings did not keep pace with the increase in sales due to higher than anticipated product discounting which resulted in part from the weakening Japanese yen. For the second half of the fiscal year, the segment expects continuing strong sales growth and improving margins.

Electronic Systems segment reported relatively flat sales for both the second quarter and the first two quarters reflecting declines in FAA programs and the spin-out of sales to a joint venture. Operating profit was modestly higher for both periods, while net income was slightly lower for the second quarter and flat for the year-to-date compared to last year's results.


                                       (6)

Segment results were bolstered by strong performance from the segment's information systems business. Revenue for the year is expected to be flat with moderately lower earnings, due to reduced margins from the segment's core defense products.

Corporate expense increased significantly in the second quarter compared to the prior year's second quarter due to foreign currency gains included in the prior year results.

Cost of sales as a percentage of net sales decreased to 66.1 percent in the second quarter and 66.5 percent in the first two quarters of this year, compared to 67.1 percent and 66.7 percent for the respective periods last year. Cost ratios were lower for the Communications and Electronic Systems segments.

Engineering, selling, and administrative expenses as a percentage of net sales were unchanged for the second quarter and decreased to 25.5 percent for the year, compared to 25.7 percent last year due to lower operating expense ratios for the Lanier Worldwide and Electronic Systems segments. Total research and development expense, which includes both Company funded and customer sponsored, increased $24.1 million to $346.1 million for the first two quarters.

Interest expense is higher for the second quarter and the first two quarters due to higher borrowings. The decrease in "Other-net" expense for the first two quarters compared to the prior year period resulted from increased gains from the sale of investment securities which were offset in part by losses on foreign currency transactions.

The provision for income taxes as a percentage of pretax income was 34.0 percent in both the second quarter and the first two quarters, compared to 34.5 percent for the same periods a year ago. The statutory federal tax rate for all periods was 35.0 percent. All periods benefited from lower tax rates on foreign source income and export sales.

Net income as a percentage of sales was 5.4 percent for the second quarter and
4.9 percent for the year-to-date, compared to 4.8 percent and 4.6 percent in the same periods last year for the previously stated reasons.

LIQUIDITY AND FINANCIAL POSITION

Working capital decreased from $774.9 million at June 27, 1997, to $736.4 million at the end of the second quarter due to lower receivables and unbilled costs on fixed price contracts. The Company continues to invest in the capital expansion of its semiconductor business. Total capital expenditures in fiscal 1998, including expenditures for customer rental equipment, are expected to be approximately $300 million. The requirement for funds to finance this investment and other operational requirements are expected to be met by cash flow from operations and unused borrowing capacity.

YEAR 2000 ISSUE

Certain software and hardware systems are time sensitive. Older time sensitive systems often use a two digit dating convention (e.g., "00" rather than "2000") that could result in system failure and disruption of operations as the Year 2000 approaches. The Year 2000 problem will impact the Company, its vendors and suppliers, customers, and other third parties that interface with the Company.

The Company determined it needed to replace or modify many of its software applications so that these applications function properly in the future. The Company has replaced, or is in the process of replacing, many of its software applications that are time sensitive. The Company has programs for testing and reprogramming all other time sensitive software programs and equipment and anticipates completing its Year 2000 projects during fiscal 1999.

The Company has also initiated communications with significant suppliers, customers and other relevant third parties to minimize disruptions to the Company's operations and to ensure that Year 2000 issues are satisfactorily resolved. However, there can be no certainty that the systems and products of other companies on which the Company relies will not have an adverse effect on the Company's operations. The Company has initiated formal programs to advise and work with customers to resolve Year 2000 problems; however, the Company believes it has no material exposure to contingencies related to the Year 2000 issue for the products it has sold.


                                       (7)

The Company believes that it will satisfactorily resolve all significant Year 2000 problems and that related costs will not be material. Estimates of Year 2000 related costs are based on numerous assumptions and there is no certainty that estimates will be achieved and actual costs could materially differ from those anticipated. Specific factors that might cause such differences include, but are not limited to, the continuing availability of personnel trained in this area, the ability to identify and correct all relevant computer programs, and similar uncertainties.

FORWARD-LOOKING STATEMENTS

This report contains, and certain of the Company's other public documents and statements and oral statements contain and will contain, forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements.

The Company's consolidated results and the forward-looking statements could be affected by, among other things, general economic conditions in the markets in which the Company operates; economic developments that have a particularly adverse effect on one or more of the markets served by the Company; ability to execute management's internal operating plans; fluctuation in foreign currency exchange rates and the effectiveness of the Company's currency hedging program; worldwide demand for integrated semiconductor circuits, particularly power products; reductions in the U.S. and worldwide defense and space budgets; effect of continuing consolidation in the U.S. defense industry on the Company's direct and indirect business with the U.S. government; the Company's ability to recover costs incurred on fixed price contracts; termination of customer contracts; continued development and market acceptance of new products, especially digital television broadcast products and semiconductor wireless products; continued success of the Company's patent licensing programs, particularly as it relates to the Semiconductor segment; and the successful resolution of patent infringement and other general litigation.






                                       (8)

                           PART II. OTHER INFORMATION
                           --------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

              At the Annual Meeting of Shareholders held on October 24, 1997, the following proposals were adopted by the margins indicated.

              1.  To elect three nominees to the Board of Directors:

                      Nominee                         Number of Shares
                      -------                         ----------------
                                                      For         Withheld
                                                      ---         --------

                   Ralph D. DeNuzio                34,375,322      266,769
                   Joseph L. Dionne                34,371,970      270,121
                   Alexander B. Trowbridge         34,375,122      266,969

              2. To ratify the selection of Ernst & Young LLP as the independent public auditors of the Company for fiscal 1998:

                          For          34,378,265
                          Against         199,628
                          Abstain          64,190


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

    (a)  Exhibits:

        (10) Material Contracts.

             (i) Supplemental Executive Retirement Plan (amended and restated
                 effective January 1, 1998).

        (11) Statement re: Computation of Per Share Earnings.

        (27) Financial Data Schedule.

    (b) Reports on Form 8-K.

         No Current Reports on form 8-K were filed during the fiscal quarter ended January 2, 1998.


Items 1, 2, 3 and 5 of Part II are not applicable and have been omitted.






                                       (9)

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

Date: February 4, 1998                   By:/s/Bryan R. Roub
                                            -------------------------------
                                            Bryan R. Roub
                                            Senior Vice President & Chief
                                            Financial Officer (principal
                                            financial officer and duly
                                            authorized officer)







                                      (10)

                                 EXHIBIT INDEX
                                 -------------



Exhibit No.
Under Reg.
S-K, Item 601                    Description
-------------                    -----------



   10(i)                     Supplemental Executive
                             Retirement Plan (amended and
                             restated effective January 1,
                             1998).


   (11)                      Statement re: Computation of
                             Per Share Earnings.

   (27)                      Financial Data Schedule.