Form 10-Q
period 1998-03-03
HARRIS CORP /DE/
filed 1998-05-12
CIK 202058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 3, 1998

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________


                          Commission File Number 1-3863

                               HARRIS CORPORATION
             ======================================================
             (Exact name of registrant as specified in its charter)



           Delaware                                        34-0276860
===============================             ====================================
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)




                            1025 West NASA Boulevard
                            Melbourne, Florida              32919
               ===================================================
               (Address of principal executive offices)(Zip Code)




                                 (407) 727-9100
                            =========================
              (Registrant's telephone number, including area code)





                            =========================

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


The number of shares outstanding of the registrant's common stock, as of April 29, 1998 was 80,004,843 shares.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------




Item 1.  Financial Statements.
------------------------------

                            HARRIS CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENT OF INCOME


The following information for the quarters ended April 3, 1998 and March 31, 1997, has not been audited by independent accountants, but in the opinion of management reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the indicated periods. The results of operations for the quarter and the three quarters ended April 3, 1998 are not necessarily indicative of the results for the full fiscal year.


                                            Quarter Ended           Three Quarters Ended
                                       -----------------------     -----------------------
                                       April 3,      March 31,      April 3,     March 31,
                                         1998          1997           1998         1997
                                       --------      ---------     ---------     ---------
                                             (In millions, except per share amounts)

Revenue
  Revenue from sales, rentals
   and services                         $961.6        $921.4        $2,911.2      $2,750.7
  Interest                                14.6           9.5            34.1          27.7
                                         -----         -----         -------       -------
                                         976.2         930.9         2,945.3       2,778.4

Costs and Expenses
  Cost of sales, rentals and
    services                             627.5         609.8         1,924.3       1,829.8
  Engineering, selling and
    administrative expenses              246.0         231.5           742.5         701.4
  Interest                                19.9          16.5            53.2          47.3
  Other - net                             (8.0)        (10.2)          (11.4)        (11.1)
                                         -----         -----          ------       -------

Income before income taxes                90.8          83.3           236.7         211.0
Income taxes                              30.9          27.7            80.5          71.7
                                         -----         -----          ------       -------

Net Income                              $ 59.9        $ 55.6         $ 156.2      $  139.3
                                        ======        ======         =======      ========

Net Income Per Common Share
   Basic                                 $ .76         $ .71           $1.97         $1.80
                                         =====         =====           =====         =====
   Diluted                               $ .75         $ .70           $1.95         $1.77
                                         =====         =====           =====         =====

Cash Dividends Paid Per Common Share      $.22          $.19           $ .66         $ .57
                                          ====          ====           =====         =====

Average Shares Outstanding
   Basic                                  79.3          78.3            79.2          77.6
                                          ====          ====            ====          ====
   Diluted                                80.3          79.8            80.2          78.8
                                          ====          ====            ====          ====








                        See Notes to Financial Statements

                                       (2)

                       HARRIS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                                    June 27,
                                                                      April 3,       1997
                                                                        1998       (audited)
                                                                     ---------     ----------
                                                                           (In millions)
ASSETS
Current Assets
  Cash and cash equivalents                                          $   41.3      $   70.7
  Marketable securities                                                  84.4          91.3
  Accounts and notes receivable - net, less allowance
    for collection losses of $26,400,000 at April 3, 1998
    and $28,300,000 at June 27, 1997                                    768.9         820.6
  Unbilled costs and accrued earnings on fixed price contracts based on percentage-of-completion accounting, less progress payments of $183,600,000 at April 3, 1998 and
    $187,800,000 at June 27, 1997                                       304.5         324.8
  Inventories:
    Work in process and finished products                               539.6         493.1
    Raw materials and supplies                                          125.1         118.0
                                                                      -------       -------
                                                                        664.7         611.1
  Deferred income taxes                                                 119.0         145.0
                                                                      -------       -------
          Total Current Assets                                        1,982.8       2,063.5

Plant and equipment, less allowances for depreciation of
  $1,346,900,000 at April 3, 1998 and $1,282,300,000 at
  June 27, 1997                                                         947.9         878.3

Notes receivable - net                                                  231.7         217.7
Intangibles resulting from acquisitions                                 216.2         227.5
Other assets                                                            330.0         250.9
                                                                     --------      --------
                                                                     $3,708.6      $3,637.9
                                                                     ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                                                    $  202.8      $  288.5
  Accounts payable                                                      181.1         196.8
  Compensation and benefits                                             205.7         216.9
  Other accrued items                                                   175.4         191.7
  Advance payments and unearned income                                  246.8         290.9
  Income taxes                                                           97.7          96.0
  Current portion of long-term debt                                       3.0           7.8
                                                                     --------      --------
          Total Current Liabilities                                   1,112.5       1,288.6

Deferred income taxes                                                    81.0          84.4
Long-term debt                                                          836.4         686.7
Shareholders' Equity
  Capital stock:
    Preferred Stock, without par value:
      Authorized - 1,000,000 shares; issued - none                          -             -
    Common Stock, par value $1 per share:
      Authorized - 250,000,000 shares; issued 80,001,928 shares
        at April 3, 1998 and 79,625,670 at June 27, 1997 (shares
        adjusted to reflect September 1997 two-for-one stock split)      80.0          39.8
  Other capital                                                         270.9         289.9
  Retained earnings                                                   1,323.6       1,219.9
  Net unrealized gain on securities available-for-sale (net
    of taxes)                                                            50.0          53.8
  Unearned compensation                                                  (2.4)          4.4
  Cumulative translation adjustments                                    (43.4)        (29.6)
                                                                     --------      --------
          Total Shareholders' Equity                                  1,678.7       1,578.2
                                                                     --------      --------
                                                                     $3,708.6      $3,637.9
                                                                     ========      ========


                        See Notes to Financial Statements

                                       (3)

                       HARRIS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS




                                                        Three Quarters Ended
                                                       April 3,     March 31,
                                                     ------------------------
                                                         1998           1997
                                                     -------------  --------
                                                           (In millions)

OPERATING ACTIVITIES
  Net income                                            $156.2        $139.3
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation of plant and equipment                  155.0         134.0
    Non-current deferred income tax                       (3.4)         27.4
  (Increase) decrease in:
    Accounts and notes receivable                         39.6         (31.8)
    Unbilled costs and inventories                       (32.2)        (27.7)
    Other assets                                         (71.1)        (85.7)
  Increase (decrease) in:
    Accounts payable and accrued expenses                (44.3)        (34.0)
    Advance payments and unearned income                 (44.0)         16.9
    Income taxes                                          27.7         (23.4)
  Other                                                   10.8          20.7
                                                        ------        ------

Net cash provided by operating activities                194.3         135.7
                                                        ------        ------

INVESTING ACTIVITIES
  Cash paid for acquisitions                              (9.9)        (12.4)
  Additions of plant and equipment                      (226.5)       (280.9)
                                                        ------        ------

Net cash used in investing activities                   (236.4)       (293.3)
                                                        ------        ------

FINANCING ACTIVITIES
  Increase (decrease) in short-term debt                 (90.4)         74.5
  Increase in long-term debt                             149.7         104.0
  Proceeds from sale of Common Stock                      11.5           8.7
  Cash dividends                                         (52.5)        (45.3)
                                                        ------        ------

Net cash provided by financing activities                 18.3         141.9
                                                        ------        ------

Effect of exchange rate changes on cash and cash
  equivalents                                             (5.6)          1.3
                                                        ------        ------

Net decrease in cash and cash equivalents                (29.4)        (14.4)

Cash and cash equivalents, beginning of year              70.7          74.6
                                                        ------        ------

Cash and cash equivalents, end of period                $ 41.3        $ 60.2
                                                        ======        ======





                        See Notes to Financial Statements


                                       (4)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


April 3, 1998

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

Note C -- Accounting Change
---------------------------

In the second quarter of this year, the Corporation adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." This standard requires reporting of both "basic" and "diluted" earnings per share. For periods presented, these amounts do not differ materially from amounts previously shown as "primary" and "fully diluted" earnings per share. Prior year results have been restated to conform with the new standard.

Note D -- Credit Arrangements
-----------------------------

In October 1997, the Corporation extended the 364-Day $300 million portion of the $800 million syndicated credit facility for an additional 364-Day period. The $800 million facility provides for drawings at interest rates determined by a pricing matrix based upon the Corporation's long-term debt rating.

Note E -- Long-term Debt
------------------------

In February 1998, the Corporation issued $150 million of debentures due February 1, 2028. The interest rate for these debentures is 6.35 percent and they are redeemable as a whole or in part, at the option of holders thereof on February 1, 2008 at 100% of their principal amount plus accrued interest and at the option of the Corporation at any time on or after February 2, 2008.

Note F -- Financial Instruments
-------------------------------

The Company uses foreign exchange contracts to hedge off-balance sheet foreign currency commitments and anticipated transactions. The Company has significant manufacturing operations in Malaysia and has a hedging program in place to set the exchange rates on the Company's foreign currency operating commitments in Malaysia. Under this hedging program, increases in the Company's local currency manufacturing costs and operating expenses are partially offset by realized gains and losses, respectively, on the hedging instruments. Malaysian Ringgit contracts at April 3, 1998 were as follows:


                             Contract Amount           Deferred Gains        Maturities
                          ----------------------
In millions               Ringgits  U.S. Dollars        and (Losses)         (in months)
----------------------------------------------------------------------------------------
 Commitments to Buy         476.2      $169.5             $(45.5)               1-18
 Commitments to Sell          6.4         1.7                 .1                  3




                                       (5)

Item 2. Management's Discussion & Analysis of Financial Condition & Results of
------------------------------------------------------------------------------
        Operations.
        -----------

RESULTS OF OPERATIONS

Sales and net income for the third quarter were higher than the same period last year by 4.4 percent and 7.7 percent, respectively. Sales for the first three quarters increased 5.8 percent over the same period a year ago, while net income increased by 12.1 percent. Segment net sales, operating profit and net income were as follows:


                                           Quarter Ended                                  Three Quarters Ended
                            ------------------------------------------      ---------------------------------------------
                            April 3,         March 31,      Percent           April 3,          March 31,       Percent
                              1998             1997        Inc./(Dec.)          1998              1997         Inc./(Dec.)
                            --------         --------      -----------       ----------         ----------     -----------
                                                                   (Dollars in millions)
NET SALES
Electronic Systems          $  231.0         $  251.8          (8)          $    730.0         $    748.3          (2)
Semiconductor                  175.8            169.0           4                531.3              491.8           8
Communications                 239.0            216.5          10                718.0              673.0           7
Lanier Worldwide               315.8            284.1          11                931.9              837.6          11
                            --------         --------                       ----------         ----------
Total                       $  961.6         $  921.4           4           $  2,911.2         $  2,750.7           6
                            ========         ========                       ==========         ==========

OPERATING PROFIT
Electronic Systems          $   19.8         $   23.6         (16)          $     59.2         $     60.2          (2)
Semiconductor                   31.6             32.3          (2)                76.5               72.1           6
Communications                  31.4             20.9          50                 84.9               62.5          36
Lanier Worldwide                35.6             31.0          15                 99.6               86.7          15
Corporate Expense               (7.7)            (8.0)         (5)               (30.3)             (23.2)         31
Interest Expense               (19.9)           (16.5)        (21)               (53.2)             (47.3)         12
                            --------         --------                       ----------         ----------
  Total                     $   90.8         $   83.3           9           $    236.7         $    211.0          12
                            ========         ========                       ==========         ==========

NET INCOME
Electronic Systems          $    7.9         $   10.8         (27)          $     24.1         $     26.9         (10)
Semiconductor                   17.5             17.1           2                 40.2               36.7          10
Communications                  17.1             11.7          46                 45.1               32.4          39
Lanier Worldwide                17.4             16.0           9                 46.8               43.3           8
                            --------         --------                       ----------         ----------
  Total                     $   59.9         $   55.6           8           $    156.2         $    139.3          12
                            ========         ========                       ==========         ==========

The Electronic Systems segment reported lower sales for both the third quarter and the first three quarters reflecting declines in Federal Aviation Administration programs and the spin-out of sales to a joint venture. Sales for the segment also were lower as increased demand for the segment's communications and information systems products and services was more than offset by reduction in FAA and aerospace business. Operating profit and segment net income were substantially lower for the third quarter primarily because of the completion of programs with the FAA. Revenue and operating profit are expected to be relatively flat for the fiscal year with a substantial decrease in net income due to lower margins and higher tax rates.

Sales in the Semiconductor segment were up slightly for the quarter and were moderately higher for the first three quarters. Net income was moderately higher for the year despite relatively flat sales in the third quarter. Royalty income, which is significant for all periods presented, was slightly higher in the third quarter and higher for the first three quarters. While segment sales are expected to be somewhat higher for the year, continued losses in the segment's logic product line are likely to dampen earnings. The Company is currently evaluating strategic alternatives in the logic product line, including the possible sale, downsizing, exiting or any combination of the above.

Communications segment sales were 10 percent higher for the third quarter and the first three quarters. Segment earnings were up significantly due to improved profitability in the segment's digital telephone switch business. The segment also benefited from stronger performance in its high-frequency radio business and from royalty income. Partially offsetting these higher results were lower gains from the sale of investment securities in the third quarter as compared to the year earlier quarter and substantially lower earnings in the segment's microwave radio business. Improvement in the segment's digital switch business, coupled with growth in the segment's radio communications, broadcast products and telephone test equipment businesses, is expected to result in higher sales and earnings for the year.


                                       (6)

Lanier Worldwide segment sales were 11 percent higher in the third quarter and the first three quarters due primarily to growth in both domestic and international markets. Higher sales resulted in higher earnings in both periods. Segment sales and earnings are expected to show continuing growth for the remainder of the fiscal year.

Cost of sales as a percentage of net sales were 65.3 percent in the third quarter and 66.1 percent in the first three quarters of this year compared to
66.2 percent and 66.5 percent for the respective periods a year ago. Improved cost ratios were largely due to higher royalty income and improved operating margins in the Communications segment.

Engineering, selling, and administrative expenses as a percentage of net sales increased to 25.6 percent in the third quarter and 25.5 percent for the first three quarters compared to 25.1 percent and 25.5 percent for the comparable prior year periods. The increase in operating expenses for the third quarter was primarily due to higher administrative costs related mostly to relocation expenses for the Broadcast Division. Company funded research and development expense increased $8.4 million to $135.9 million for the first three quarters. Customer funded research and development, which is included in cost of sales, increased $15.6 million to $385.3 million for the first three quarters.

Interest income was higher in the third quarter due to interest due from the Internal Revenue Service. Interest expense increased in the third quarter due to higher average borrowings and a lower amount of capitalized interest in comparison to the prior year's third quarter. Capitalized interest is included as a component of plant and equipment on the balance sheet. "Other-net" expenses were higher in the third quarter due to the lower level of gains from the sale of investment securities in the quarter as compared to the year earlier period. For the first three quarters, higher gains from the sale of investment securities were offset by foreign currency losses.

The provision for income taxes as a percentage of pretax income was 34.0 percent in both the third quarter and for the first three quarters compared to 33.3 percent in last year's third quarter and 34.0 for three quarters-to-date last year. The statutory federal income tax rate for all periods was 35.0 percent. Tax rates on foreign source income and export sales benefited the provision for income taxes for all periods.

Net income as a percentage of sales was 6.2 percent for the third quarter and
5.4 percent for the year-to-date, compared to 6.0 percent and 5.1 percent in the same periods last year for the previously stated reasons.

LIQUIDITY AND FINANCIAL POSITION

Working capital increased from $774.9 million at June 27, 1997, to $870.3 million at the end of the third quarter. The increase in working capital resulted from a decrease in short-term debt in the third quarter as the Company refinanced $150 million of short-term debt with long-term debt. The Corporation continues to invest in the capital expansion of its Semiconductor business. Total capital expenditures for the Corporation in fiscal 1998, including expenditures for customer rental equipment, are expected to be approximately $300 million. On April 22, 1998, the company announced that its Lanier Worldwide, Inc. subsidiary has signed a definitive agreement to acquire the assets of a copying systems business and will pay approximately $160 million in cash and assume certain liabilities. This acquisition is expected to be consummated in July. The requirement for funds to finance capital expenditures, acquisitions of new businesses and other operational requirements during fiscal 1998 will be met by cash flow from operations and unused borrowing capacity.

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




                                       (7)

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

The Company's consolidated results and the forward-looking statements could be affected by, among other things, general economic conditions in the markets in which the Company operates; economic developments that have a particularly adverse effect on one or more of the markets served by the Company; ability to execute management's internal operating plans; fluctuation in foreign currency exchange rates and the effectiveness of the Company's currency hedging program; worldwide demand and product pricing for integrated semiconductor circuits, particularly power products; reductions in the U.S. and worldwide defense and space budgets; effect of continuing consolidation in the U.S. defense industry on the Company's direct and indirect business with the U.S. government; the Company's ability to recover costs incurred on fixed price contracts; termination of customer contracts; continued development and market acceptance of new products, especially digital television broadcast products and semiconductor wireless products; continued success of the Company's patent licensing programs, particularly as it relates to the Semiconductor and Communications segments; and the successful resolution of patent infringement and other general litigation.









                                       (8)

                           PART II. OTHER INFORMATION
                           --------------------------


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

    (a)  Exhibits:

        (10) Material Contracts.

         (i) Harris Corporation Retirement Plan (amended and restated effective January 1, 1998).

        (ii) Harris Corporation Union Retirement Plan (amended and restated effective January 1, 1998).

        (11) Statement re: Computation of Per Share Earnings.

        (27) Financial Data Schedule.

    (b) Reports on form 8-K.

        The Registrant filed with the Commission a Current Report on Form 8-K on February 3, 1998, relating to the announcement of its financial results for the fiscal quarter ended January 2, 1998 and for purposes of amending the Registrant's Registration Statement on Form S-3 (Commission File No. 333-3111) to add certain exhibits thereto in connection with the sale of its 6.35% Debentures due February 1, 2028.


Items 1, 2, 3, 4 and 5 of Part II are not applicable and have been omitted.















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

                                            HARRIS CORPORATION
                                            ----------------------------------
                                            (Registrant)

Date:  May 12, 1998                      By: /s/ Bryan R. Roub
                                            ----------------
                                            Bryan R. Roub
                                            Senior Vice President & Chief
                                            Financial Officer (principal
                                            financial officer and duly
                                            authorized officer)





                                      (10)

                                  EXHIBIT INDEX
                                  -------------


               Exhibit No.
               Under Reg.
              S-K, Item 601                            Description
              -------------                            -----------



                 10(i)                      Harris Corporation Retirement Plan
                                            (amended and restated effective
                                            January 1, 1998)

                10(ii)                      Harris Corporation Union Retirement Plan
                                            (amended and restated effective
                                            January 1, 1998)

                  (11)                      Statement re: Computation of Per
                                            Share Earnings


                  (27)                      Financial Data Schedule
