Form 10-K
period 1998-07-03
HARRIS CORP /DE/
filed 1998-09-02
CIK 202058

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED JULY 3, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                     to
                                   -------------------   --------------------

                         Commission File Number 1-3863

                               HARRIS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                          DELAWARE                                               34-0276860
    (STATE OR OTHER JURISDICTION OF INCORPORATION OR
                       ORGANIZATION)                                (I.R.S. EMPLOYER IDENTIFICATION NO.)

                1025 WEST NASA BOULEVARD
                   MELBOURNE, FLORIDA                                               32919
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                 (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (407) 727-9100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                          NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                                        ON WHICH REGISTERED
                --------------------                                      ---------------------
Common Stock, par value $1 per share                                     New York Stock Exchange
Preferred Stock Purchase Rights                                          New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X   NO
                                             ---     ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value (based upon the closing price on the New York Stock Exchange) of the voting stock held by non-affiliates of the registrant as of August 21, 1998 was $3,015,835,040.

     The number of outstanding shares of the registrant's Common Stock on August 21, 1998 was 80,027,778.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on October 23, 1998 are incorporated by reference into
Part III of this Annual Report on Form 10-K to the extent described therein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               HARRIS CORPORATION

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                                        PAGE NO.
                                                                                        --------
            PART I:
               ITEM   1.  Business....................................................      1
               ITEM   2.  Properties..................................................      8
               ITEM   3.  Legal Proceedings...........................................      9
               ITEM   4.  Submission of Matters to a Vote of Security Holders.........     10
               Executive Officers of the Registrant...................................     11

           PART II:
               ITEM   5.  Market for the Registrant's Common Equity and Related
                          Stockholder Matters.........................................     15
               ITEM   6.  Selected Financial Data.....................................     16
               ITEM   7.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations.........................     17
               ITEM  7A.  Quantitative and Qualitative Disclosure About Market Risk...     21
               ITEM   8.  Financial Statements and Supplementary Data.................     22
               ITEM   9.  Changes in and Disagreements with Accountants on Accounting
                          and Financial Disclosure....................................     22

          PART III:
               ITEM  10.  Directors and Executive Officers of the Registrant..........     23
               ITEM  11.  Executive Compensation......................................     23
               ITEM  12.  Security Ownership of Certain Beneficial Owners
                          and Management..............................................     23
               ITEM  13.  Certain Relationships and Related Transactions..............     23

           PART IV:
               ITEM  14.  Exhibits, Financial Statement Schedules, and Reports on Form
                          8-K.........................................................     24
               SIGNATURES.............................................................     27

               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................     29

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

     The Company's four core businesses were carried out during fiscal 1998 through three business sectors and a subsidiary, which correspond to the Company's business segments used for financial reporting purposes:
Communications Sector, Semiconductor Sector, Lanier Worldwide, Inc. and Electronic Systems Sector. Harris structures its operations primarily around the markets it serves. The operating divisions within each of the sectors and the subsidiary, which divisions are the basic operating units, have been organized on the basis of technology and markets. For the most part, each operating division has its own marketing, engineering, manufacturing and service organization. Reference is made to the Note Business Segments in the Notes to Financial Statements for further information with respect to business sectors and the subsidiary.

     Total revenues in fiscal 1998 increased to $3.9 billion from $3.8 billion a year earlier. Total sales in the United States decreased 1 percent from a year earlier while international sales, which amounted to 32 percent of the corporate total, increased 12 percent. Net income for fiscal 1998 was $133.0 million, down from $207.5 million for fiscal 1997. The reduction in earnings was due in large part to restructuring and other one-time charges in the amount of $142.0 million pre-tax taken during the fourth quarter. Before the charges, net income increased 10 percent to $227.4 million.

     The markets served and principal products of the Company's three business sectors and Lanier Worldwide, Inc. are as follows:

     COMMUNICATIONS SECTOR: produces a comprehensive line of communications equipment and systems and application solutions for television and radio broadcast, radio-communication and telecommunication, including: transmitters and studio equipment for analog television and digital television (formerly
HDTV); analog and digital AM and FM radio equipment; HF, VHF, UHF radio-communication equipment; air traffic and national law enforcement communication systems; microwave radios and transmission equipment; digital telephone switches; telephone subscriber-loop and test systems equipment; and network management and workforce management systems.

     SEMICONDUCTOR SECTOR: produces standard, custom and semi-custom integrated circuits and discrete devices for analog, digital, mixed-signal, and power control and protection applications. These products are used in signal processing, data-acquisition, and logic applications for automotive systems, wireless communications, telecommunication line cards, video and imaging systems, multimedia, industrial equipment, personal computers and computer peripherals, and military and aerospace systems.

     LANIER WORLDWIDE, INC.: markets, sells, distributes, services, supports and provides supplies for copying systems, facsimile systems and networks, dictation systems, multi-function devices, optical-based electronic-image management systems, document productivity solutions, continuous recording systems and computer-based healthcare information management systems and provides a variety of outsourcing services including transcription, systems integration, reprographics, litigation support services, binding and mailroom management.

     ELECTRONIC SYSTEMS SECTOR: engages in the design, development and production of state-of-the-art electronic, communication and information systems for defense, air traffic, aerospace, telecommunications, law enforcement and newspaper composition markets. Applications of the sector's technologies and products include advanced avionics systems; aircraft, spacecraft and missile communications; terrestrial and satellite communication antennas, terminals and networks; command, control, communication and intelligence systems, products and services; global positioning system-based controls systems; signal and image processing; weather support systems; electronic warfare simulation; civil and military air traffic control systems; and integrated airport communication and management systems.

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

               NET SALES AND OPERATING PROFIT BY BUSINESS SEGMENT

                             (DOLLARS IN MILLIONS)

                                   NET SALES

                                      COMMUNI-      SEMI-      LANIER     ELECTRONIC
            FISCAL YEAR ENDED         CATIONS     CONDUCTOR   WORLDWIDE    SYSTEMS      TOTAL
            -----------------         --------    ---------   ---------   ----------    -----
       June 30, 1996...............    $841.6      $707.7     $1,117.2      $954.7     $3,621.2
       June 27, 1997...............     948.0       679.7      1,171.7       997.8      3,797.2
       July 3, 1998................     970.5       710.2      1,256.5       953.0      3,890.2

                                OPERATING PROFIT

                                     COMMUNI-     SEMI-      LANIER     ELECTRONIC   CORPORATE   INTEREST
            FISCAL YEAR ENDED        CATIONS    CONDUCTOR   WORLDWIDE    SYSTEMS      EXPENSE    EXPENSE    TOTAL
            -----------------        --------   ---------   ---------   ----------   ---------   --------   -----
       June 30, 1996...............   $ 82.4      $101.0      $120.7      $76.7        $(43.9)    $(62.5)   $274.4
       June 27, 1997...............     83.5       111.9       129.3       84.4         (37.2)     (59.9)    312.0
       July 3, 1998*...............    105.1        14.1       129.2       63.5         (38.7)     (73.2)    200.0

---------------

* Fiscal 1998 results include a $130.0 million ($86.4 million after income taxes or $1.08 per share) restructuring charge and a $12.0 million ($8.0 million after income taxes or 10 cents per share) provision for costs associated with an international contract.

DESCRIPTION OF BUSINESS

COMMUNICATIONS

     The Communications Sector of the Company, which has recently been restructured to consist of four operating divisions, designs, manufactures, and sells products characterized by three principal communication technologies: (i) communications products and systems, including digital telephone switches, enhanced services systems, telephone test equipment and systems, and telecommunication network management systems; (ii) broadcast, including digital and analog television and radio studio and transmission systems; and (iii) wireless radio, including microwave radio products and systems, high-frequency
(HF), very high frequency (VHF) and ultra-high frequency (UHF) products, and air traffic and national law enforcement systems.

     Sales in fiscal 1998 for this business segment increased 2 percent to $970.5 million from $948.0 million for the prior year. Sector operating profit, which included a $23.3 million restructuring charge, increased to $105.1 million, up from $83.5 million in fiscal 1997. The sector contributed 25 percent of Company total sales in both fiscal 1998 and fiscal 1997.

     The sector is a worldwide supplier of voice and data digital network switches, private-branch exchanges (PBXs), automatic call distributors and standards-based computer telephone integration products to long-distance carriers, local carriers, utilities, corporations and government agencies. The sector also offers a pre-paid calling card system.

     The sector also supplies telecommunication products and systems, including telephone test systems and tools (including portable and remote test units), operational support systems to manage telephone subscriber loops, and workforce and network management systems.

     The sector is the largest producer of analog and digital microwave communication products and systems in North America and is expanding its international presence in such markets, particularly in Latin America. The sector is also a leading supplier of multiband and secure wireless radio communication products, systems and services including two-way HF, VHF and UHF radio equipment and offers a comprehensive line of products including ground-to-air avionics radios and systems for long- and short-distance communications for commercial, military, law enforcement and government applications.

     The sector designs, manufactures and markets wireless local loop telephony equipment for private, government and public phone system customers operating worldwide.

     The sector is a leading manufacturer and supplier of analog and digital radio and television broadcast encoding and transmission equipment, systems and services and radio-studio equipment, systems and services in the United States and provided the nation's first advanced television transmitter to broadcast digital television as well as the first commercial digital television application. The sector's products include radio and television transmitters, antennas, encoders and audio, remote-control and video production systems. The sector is also a leading supplier of mobile broadcast units and provides comprehensive studio integration services.

     Principal customers for products of the Communications Sector include foreign and domestic commercial and industrial firms, radio and television broadcasters, telephone companies, governmental and military agencies, utilities, construction companies and oil producers. In general, the sector's products are sold and serviced domestically directly to customers through the sales organizations of the operating divisions and through established distribution channels. Internationally, the sector markets and sells its products and services through established distribution channels and has recently increased its focus in South America and other promising international markets, particularly in the microwave radio area. See "International Business."

     The backlog of unfilled orders for this segment of Harris' business was $311 million at July 31, 1998, substantially all of which is expected to be filled during the 1999 fiscal year, compared with $351 million a year earlier.

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

     Sales in fiscal 1998 for this business segment increased 4 percent to $710.2 million from $679.7 million in fiscal 1997. The sector's operating profit, which included restructuring charges of $90.4 million, was $14.1 million in fiscal 1998, compared with $111.9 million in fiscal 1997. The sector contributed 18 percent of Company total sales in both fiscal 1998 and fiscal 1997.

     The sector produces discrete-power products, including metal oxide semiconductor power devices, transistors, rectifiers, power control circuits and transient suppression products. The sector pioneered development of "intelligent-power" technology which permits the combination of analog, logic and power circuits on the same chip. In addition to industrial and electronic data processing applications for motor controllers, personal computers, computer peripherals and power supplies, these products are widely used in automotive electronic systems, such as automotive ignition systems, anti-lock braking and engine controls, and instrument displays.

     The sector is a major supplier of devices addressing the communications market through the provision of complex functions, including wireless, broadband and data conversion components. In addition, the sector is a leader in mixed-signal telecommunication line card applications, including SLICs (subscriber line interface circuits), coder/decoder and filter products, and cross-point switches used in private-branch-exchange systems and of other circuits for wireless communications, high resolution medical imaging, broadcast and interactive cable, video, multimedia and military radar systems.

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

     Principal customers for the sector's products include electronic data processing, communications, telephone, industrial, medical, video imaging and other electronic equipment manufacturers, automobile manufacturers, defense contractors and U.S. government agencies.

     In general, the sector's products are sold directly to customers through a worldwide sales organization, which includes independent manufacturers' representatives, and to distributors, who, in turn, resell to their customers. Internationally, this sector also sells through distributors. See "International Business."

     The integrated circuit industry and technology are characterized by intense competition and rapid advances in product performance. In addition to its own research and development, Harris is a party to technology development and exchange agreements with other companies to develop new and expanded technologies.

     The backlog of unfilled orders for this segment of Harris' business was $216 million at July 31, 1998, substantially all of which is expected to be filled during the 1999 fiscal year, compared with $294 million a year earlier.

     As a response to difficult conditions in the semiconductor industry, particularly the logic product line, and in an effort to reduce costs, the sector has recently announced a restructuring which includes a reduction of approximately 1,900 employees, or about 25 percent of the sector's workforce, and a structured phase-out of the logic product line.

LANIER WORLDWIDE

     Lanier Worldwide, Inc. is a wholly-owned subsidiary of Harris which, together with its subsidiaries and affiliated companies, markets, sells, and services office equipment and business communication products and computer based healthcare information systems and offers a variety of outsourcing services, including transcription, systems integration, reprographics, litigation support services, binding and mailroom management.

     Sales in fiscal 1998 for this business segment increased 7 percent to $1,256.5 million from $1,171.7 million in fiscal year 1997. Operating profit, which includes an $8.5 million restructuring charge, was $129.2 million, compared to $129.3 million last year. Lanier Worldwide contributed 32 percent of Company total sales in fiscal 1998 and 31 percent in fiscal 1997.

     Lanier Worldwide is one of the world's largest providers of office products and document management solutions, services and support, with more than 1,600 sales and service centers in nearly 100 countries. Through its global network of direct sales, national and global accounts, service centers and authorized dealers, Lanier Worldwide provides copying, dictation, continuous recording, facsimile products and systems, multi-functional devices, document productivity systems and computer-based healthcare information management systems. Lanier has also increased its product line focus on digital products, color copiers and print-on-demand. Additionally, Lanier provides facilities management operations and other related outsourcing services and also provides legal support services. Lanier Worldwide leases certain of its products to customers on a short-term basis. Lanier sources substantially all of its products from a variety of manufacturers.

     Due to the nature of its business, backlog of unfilled orders is not considered significant to an understanding of this segment's business.

     During the first quarter of fiscal 1999 Lanier completed the acquisition of the Copying Systems Business Unit of the Agfa-Gevaert Group, which is a member of the Bayer Group. The acquired business, which had annual sales of approximately $250 million for 1997, will double Lanier Worldwide's sales and market size in the European office equipment market.

ELECTRONIC SYSTEMS

     The Electronic Systems Sector of Harris is composed of three operating divisions and is engaged in advanced research, design, development and production of advanced electronic, information processing and communication products, services, systems and sub-systems for government and commercial organizations in the United States and internationally. Applications of the sector's state-of-the-art technologies include air traffic control; advanced aerospace products; terrestrial and satellite communications terminals and networks; weather support systems; image processing; testing of complex electronics systems; newspaper composition; law enforcement; and communication and information management systems.

     The Electronic Systems Sector is a major supplier of advanced-technology and electronic systems to the United States Department of Defense, Federal Aviation Administration, National Aeronautics and Space Administration, Federal Bureau of Investigation and other federal and local government agencies, aircraft manufacturers, airports and newspapers and publishing houses.

     Sales in fiscal 1998 for this business segment decreased 4 percent to $953.0 million from $997.8 million in fiscal 1997. Operating profit, which included a $7.8 million restructuring charge and a $12.0 million provision for an international contract, was $63.5 million, a decrease from $84.4 million in the previous fiscal year. This sector contributed 25 percent of Company total sales in fiscal 1998 and 26 percent in fiscal 1997.

     The sector is a leading supplier of air-traffic control communication systems. The sector is also a major supplier of custom aircraft and spaceborne communication and information processing systems, a leading supplier of terrestrial and satellite communication systems, including large deployable satellite antenna systems and flat panel phased array and single mission antenna, and is a preeminent supplier of super-high-frequency military satellite ground terminals for the Department of Defense. The sector is also diversifying into the commercial satellite business and has recently been awarded a contract to supply the communications payload for a series of next generation broadband satellites to GE Americomm.

     The sector is a major supplier of custom ground-based systems and software designed to collect, store, retrieve, process, analyze, display and distribute information for government, defense and law enforcement applications, including meteorological data processing systems and range management information systems. The sector also provides computer controlled electronic maintenance, logistic, simulation and test systems for military aircraft, ships and ground vehicles and provides sophisticated ground based and shipboard command, control, communication and intelligence systems, products and services for many government end-users. The sector's electronic products enable high speed communications for platforms such as the USAF F-22 air superiority fighter and the Army's Commanche advanced armed reconnaissance helicopter.

     The sector is a worldwide supplier of information-processing systems for newspapers and publishing houses.

     The sector has formed three joint ventures with the General Electric Company. GE Harris Energy Controls Systems is a leading supplier of intelligent energy management systems and services the electric utilities. GE-Harris Railway Electronics is a leader in communication based electronic planning, scheduling and control systems for railways worldwide. GE Harris Aviation Information Solutions provides information systems and services that enable airlines to monitor and analyze aircraft and engine performance data easier and faster, helping to improve airline efficiency and safety. The sector has, also formed a joint venture with BE Aerospace, Inc. to provide live television transmission to individual seats on commercial airliners.

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

     The backlog of unfilled orders for this segment of Harris' business was $430 million at July 31, 1998, a substantial portion of which is expected to be filled during the 1999 fiscal year, compared with $470 million a year earlier.

INTERNATIONAL BUSINESS

     Sales in fiscal 1998 of products exported from the United States or manufactured abroad were $1,248.2 million or 32 percent of the Company's total sales, compared with $1,119.4 million or 29 percent of the Company's total sales in fiscal 1997 and $1,206.4 million or 33 percent in fiscal 1996. Exports from the United States, principally to Europe, Latin America and Asia, totalled $646.0 million or 52 percent of the international sales in fiscal 1998, $550.0 million or 49 percent of the international sales in fiscal 1997 and $631.6 million or 52 percent of the international sales in fiscal 1996.

     Foreign operations represented 15 percent of consolidated net sales and 24 percent of consolidated total assets as of the end of fiscal 1998. Electronic products and systems are produced principally in the United States, and international electronic revenues are derived primarily from exports. Copying and facsimile products are produced primarily in Asia. Semiconductor assembly and test facilities are located in Malaysia and Ireland; and communication products assembly facilities are located in Brazil, Canada and England.

     International marketing activities are conducted through subsidiaries which operate in Canada, Europe, Central and South America, Asia and Australia. Reference is made to Exhibit 21 "Subsidiaries of the Registrant" for further information regarding foreign subsidiaries.

     Harris utilizes indirect sales channels, including dealers, distributors and sales representatives, in the marketing and sale of some lines of products and equipment, both domestically and internationally. These independent representatives may buy for resale, or, in some cases, solicit orders from commercial or governmental customers for direct sales by Harris. Prices to the ultimate customer in many instances may be recommended or established by the independent representative and may be on a basis which is above or below the Company's list prices. Such independent representatives generally receive a discount from the Company's list prices and may mark-up such prices in setting the final sales prices paid by the customer. During the 1998 fiscal year, orders came from a large number of foreign countries, no one of which accounted for five percent of the Company's total orders.

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

COMPETITION

     The Company operates in highly competitive businesses that are sensitive to technological advances. Although successful product and systems development is not necessarily dependent on substantial financial resources, some of Harris' competitors in each of its businesses are larger and can maintain higher levels of expenditures for research and development than Harris. Harris concentrates in each of its sectors on the market opportunities which management believes are compatible with its resources, overall technological capabilities and objectives. Principal competitive factors in these sectors are cost-effectiveness, product quality and reliability, service and ability to meet delivery schedules as well as, in international areas, the effectiveness of dealers.

PRINCIPAL CUSTOMERS

     Sales to the U.S. government, which is the Company's only customer accounting for 10 percent or more of total sales, were 24 percent, 23 percent and 26 percent of the Company's total sales in fiscal 1998, 1997 and 1996 respectively. It is not expected that Defense Department budget cutbacks will have a material effect on the profitability of the Company in fiscal 1999 due in part to the Company's continuing efforts to diversify and reduce its reliance on defense contracts.

BACKLOG

     Harris' backlog of unfilled orders was approximately $1.0 billion at July 31, 1998, $1.1 billion at July 25, 1997 and $1.3 billion at July 26, 1996.
Substantially all of the backlog orders at July 31, 1998 are expected to be filled during fiscal 1999.

RESEARCH, DEVELOPMENT AND ENGINEERING

     Research and engineering expenditures by Harris totaled approximately $686 million in fiscal 1998, $680 million in fiscal 1997 and $603 million in fiscal 1996. Company-sponsored research and product development costs were $183 million in fiscal 1998, $175 million in fiscal 1997 and $160 million in fiscal 1996. The balance was funded by government and commercial customers. Company-funded research is directed to the development of new products and to building technological capability in selected semiconductor, communications and electronic systems areas. Government-funded research helps strengthen and broaden the technical capabilities of Harris in its areas of interest. Almost all of the operating divisions within the Company's sectors maintain their own engineering and new product development departments, with scientific assistance provided by advanced-technology departments.

PATENTS AND INTELLECTUAL PROPERTY

     Harris holds numerous patents which it considers, in the aggregate, to constitute an important asset. However, the Company does not consider its business or any sector to be materially dependent upon any single patent or any group of related patents. The Company is engaged in a pro-active patent licensing program, especially in the Semiconductor Sector and the Communications Sector, and has entered into a number of unilateral license and cross-license agreements, many of which generate substantial royalty income. Although existing license agreements have generated income in past years and will do so in the future, there can be no assurances the Company will enter into additional income producing license agreements. Numerous trademarks used on or in connection with Harris products are considered to be a valuable asset of Harris. Harris has recently adopted a new trademark.

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

     Waste treatment facilities and pollution control equipment have been installed to satisfy legal requirements and to achieve the Company's waste minimization and prevention goals. An estimated $1.7 million was spent on environmental capital projects in fiscal 1998 and $.4 million in fiscal 1997. The Company currently forecasts authorization for environmental-related capital projects totalling $2.0 million in fiscal 1999. Such amounts may increase in future years.

RAW MATERIALS

     Because of the diversity of the Company's products and services, as well as the wide geographic dispersion of its facilities, the Company uses numerous sources for the wide array of raw materials needed for its operations and for products that it sells. To date, the Company has not been materially adversely affected by the inability to obtain raw materials or products.

EMPLOYEES

     As of July 3, 1998, Harris had approximately 28,500 employees, of whom approximately 19,400 were located in the United States. In general, Harris believes that its relations with its employees are good. During the first quarter of fiscal 1999, Harris announced that it is reducing its workforce by approximately 2,300 or about 8 percent of its worldwide workforce, and of that reduction about 1,900 will be Semiconductor Sector employees.

ITEM 2.  PROPERTIES.

     Harris operates approximately 40 plants and approximately 290 offices in the United States, Canada, Europe, Central and South America, Asia and Australia consisting of about 7.3 million square feet of manufacturing, administrative, warehousing, engineering and office facilities that are owned and about 4.1 million square feet of sales, office and manufacturing facilities that are leased. The leased facilities are for the most part occupied under leases for terms ranging from one year to 30 years, a majority of which can be terminated or renewed at no longer than five-year intervals at Harris' option. The Company's corporate headquarters are owned and located in Melbourne, Florida. The location of the principal manufacturing plants owned by the Company in the United States, and the sectors which utilize such plants are as follows:
Electronic Systems -- Malabar, Melbourne and Palm Bay, Florida; Semiconductor -- Palm Bay, Florida; Findlay, Ohio; and Mountaintop, Pennsylvania; Communications -- Camarillo, Novato and Redwood Shores, California; Greensboro, North Carolina; San Antonio, Texas; Quincy, Illinois; and Rochester, New York; and Lanier Worldwide -- Atlanta, Georgia. The location of the principal manufacturing plants owned by the Company outside of the United States, and the sectors which utilize such plants are as follows: Semiconductor -- Dundalk, Ireland; and Kuala Lumpur, Malaysia; and Communications -- Calgary and Montreal, Canada; Shenzhen Guangdong, China; and Cambridge, U.K.

     In the opinion of management, the Company's facilities are suitable and adequate for their intended purposes and have capacities adequate for current and projected needs. Unused or under-utilized facilities are not considered significant.

     As of July 3, 1998, the following facilities were in productive use by
Harris:

                                                                                 APPROXIMATE     APPROXIMATE
                                                                                SQ. FT. TOTAL   SQ. FT. TOTAL
                  SECTOR                              FUNCTION                      OWNED          LEASED
                  ------                              --------                  -------------   -------------
      Communications                   Office/Manufacturing                         874,510       1,026,589
      Semiconductor                    Office/Manufacturing                       2,213,084          44,344
      Lanier Worldwide                 Office/Manufacturing/Warehouse               204,912         759,908
      Electronic Systems               Office/Manufacturing                       2,997,657         312,707

      OTHER
      Corporate                        Offices                                      959,549          93,034
      Sales/Service                    Offices                                       13,700       1,870,247
                                                                                  ---------      ----------
           TOTALS                                                                 7,263,412       4,106,829

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time, as a normal incident of the nature and kind of business in which the Company is engaged, various claims or charges are asserted and litigation commenced against the Company arising from or related to product liability; patents, trademarks, or trade secrets; labor and employee disputes; breach of warranty; antitrust; distribution; or contractual relations. Claimed amounts may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court awards. While it is not feasible to predict the outcome of these matters with certainty, in the opinion of management, final judgments, if any, which might be rendered against the Company in currently existing litigation are reserved against, covered by insurance or would not have a material adverse effect on the financial condition or the business of the Company as a whole.

     Government contractors, such as the Company, engaged in supplying goods and services to the U.S. government and its various agencies are dependent on congressional appropriations and administrative allotment of funds and may be affected by changes in U.S. government policies. U.S. government contracts typically involve long lead times for design and development and are subject to significant changes in contract scheduling and may be unilaterally modified or cancelled by the government. Often these contracts call for successful design and production of complex and technologically advanced products or systems. The Company may participate in supplying goods and services to the U.S. government as either a prime contractor or a subcontractor to a prime contractor. Disputes may arise between the prime contractor and the government and the prime contractor and its subcontractor and may result in litigation between the contracting parties.

     From time to time, the Company, either individually or in conjunction with other U.S. government contractors, may be the subject of U.S. government investigations for alleged criminal or civil violations of procurement or other federal laws. These investigations may be conducted without the Company's knowledge. The Company is currently cooperating with certain government representatives in investigations relating to potential violations of the federal procurement laws. The Company is unable to predict the outcome of such investigations or to estimate the amounts of resulting claims or other actions that could be instituted against it, its officers or employees. Under present government procurement regulations, if indicted or adjudged in violation of procurement or other federal civil laws a contractor, such as the Company, or one or more of its operating sectors or divisions, could be suspended or debarred from eligibility for awards of new government contracts for up to three years. In addition, a government contractor's foreign export control licenses could be suspended or revoked. Management does not believe that the outcome of these current disputes or investigations will have a material adverse effect on the financial condition or the business of the Company as a whole.

     In addition, the Company is subject to numerous federal and state environmental laws and regulatory requirements and is involved from time to time in investigations or litigation of various potential environmental issues concerning ongoing activities at its facilities or remediation as a result of past activities. The Company from time to time receives notices from the United States Environmental Protection Agency and equivalent state environmental agencies that it is a potentially responsible party ("PRP") under the Comprehensive

Environmental Response, Compensation and Liability Act (commonly known as the "Superfund Act") and/or equivalent state legislation. Such notices assert potential liability for cleanup costs at various sites, most of which are non-Company owned treatment or disposal sites, allegedly containing hazardous substances attributable to the Company from past operations. The Company has been named as a PRP at 9 such sites, excluding sites as to which the Company's records disclose no involvement or as to which the Company's liability has been finally determined. While it is not feasible to predict the outcome of many of these proceedings, in the opinion of management, any payments the Company may be required to make as a result of currently existing claims will not have a material adverse effect on the financial condition or the business of the Company as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF SEPTEMBER 1, 1998*).

                                             EXECUTIVE OFFICE
          NAME               AGE              CURRENTLY HELD                       PAST BUSINESS EXPERIENCE
          ----               ---             ----------------                      ------------------------
Phillip W. Farmer            60       Chairman of the Board,             Chairman of the Board and Chief Executive
                                        President and Chief Executive      Officer since July, 1995. President since
                                        Officer                            April, 1993. Chief Operating Officer, 1993
                                                                           to 1995. Executive Vice President and
                                                                           Acting President -- Semiconductor Sector,
                                                                           1991 to 1993. President -- Electronic
                                                                           Systems Sector, 1989 to 1991. Senior Vice
                                                                           President -- Sector Executive, 1988 to
                                                                           1989. Vice President -- Palm Bay
                                                                           Operations, 1986 to 1988. Vice President --
                                                                           General Manager, Government Support Systems
                                                                           Division, 1982 to 1986. Director since
                                                                           1993.

Wesley E. Cantrell           63       President and                      President and Chief Executive Officer, Lanier
                                        Chief Executive Officer,           Worldwide, Inc. since March, 1987. Senior
                                        Lanier Worldwide, Inc.             Vice President -- Sector Executive, Lanier
                                                                           Business Products Sector, 1985 to 1987.
                                                                           President, Lanier Business Products, 1977
                                                                           to 1987. Executive Vice President and
                                                                           National Sales Manager, Lanier Business
                                                                           Products, 1972 to 1977. Vice President,
                                                                           Lanier Business Products, 1966 to 1972.
                                                                           Employed by Lanier Business Products since
                                                                           1955.

E. Van Cullens               52       President -- Communications        President -- Communications Sector since
                                        Sector                             June, 1997. Formerly Senior Vice President
                                                                           and Head of Internet Business Unit of
                                                                           Siemens Public Communication Networks
                                                                           Group, Siemens Stromberg-Carlson, 1996 to
                                                                           June, 1997. Senior Vice President of
                                                                           Marketing and Business Development of
                                                                           Siemens Stromberg-Carlson from 1991 to
                                                                           1996. Various management assignments with
                                                                           Stromberg-Carlson, 1984 to 1991.

---------------

*This listing identifies the executive officers of the Company, as defined pursuant to the Securities Exchange Act of 1934, as well as all other corporate vice presidents.

                                             EXECUTIVE OFFICE
          NAME               AGE              CURRENTLY HELD                       PAST BUSINESS EXPERIENCE
          ----               ---             ----------------                      ------------------------
John C. Garrett              55       President -- Semiconductor         President -- Semiconductor Sector since
                                        Sector                             April, 1993. Formerly Executive Vice
                                                                           President, Industrial Business, Square D
                                                                           Company, 1987 to 1993, and various general
                                                                           management assignments with General
                                                                           Electric Company, 1964 to 1987. Mr. Garrett
                                                                           has announced that effective September 30,
                                                                           1998 he will be retiring from the Company.

Charles J. Herbert           62       Acting President -- Electronic     Acting President -- Electronic Systems Sector
                                        Systems Sector                     since February, 1998. Vice President
                                                                           Melbourne Operations -- Electronic Systems
                                                                           Sector since July, 1997. Vice President --
                                                                           General Manager, Government Aerospace
                                                                           Systems Division, 1981 to 1997. Various
                                                                           product line and management assignments
                                                                           with the Electronic Systems Sector from
                                                                           1960 to 1981.

Bryan R. Roub                57       Senior Vice President -- Chief     Senior Vice President -- Chief Financial
                                        Financial Officer                  Officer since October, 1993. Senior Vice
                                                                           President -- Finance July, 1984 to October,
                                                                           1993. Formerly with Midland-Ross
                                                                           Corporation in the capacities of Executive
                                                                           Vice President -- Finance, 1982 to 1984;
                                                                           Senior Vice President, 1981 to 1982; Vice
                                                                           President and Controller, 1977 to 1981; and
                                                                           Controller, 1973 to 1977.

Richard L. Ballantyne        58       Vice President -- General          Vice President -- General Counsel and
                                        Counsel and Secretary              Secretary since November, 1989. Formerly
                                                                           Vice President -- General Counsel and
                                                                           Secretary, Prime Computer, Inc., 1982 to
                                                                           1989.

James L. Christie            46       Vice President --                  Vice President -- Internal Audit since
                                        Internal Audit                     August, 1992. Director -- Internal Audit,
                                                                           1986 to 1992. Formerly Director -- Internal
                                                                           Audit and Division Controller at Harris
                                                                           Graphics Corporation, 1985 to 1986. Various
                                                                           corporate and division financial positions
                                                                           at Harris, 1978 to 1985.

                                             EXECUTIVE OFFICE
          NAME               AGE              CURRENTLY HELD                       PAST BUSINESS EXPERIENCE
          ----               ---             ----------------                      ------------------------
Robert W. Fay                51       Vice President --                  Vice President -- Controller since January,
                                        Controller                         1993. Acting Vice President -- Controller,
                                                                           Semiconductor Sector, 1991 to 1993. Vice
                                                                           President -- Treasurer, 1988 to 1993.
                                                                           Treasurer, 1985 to 1988. Director --
                                                                           Financial Operations, Semiconductor Sector,
                                                                           1984 to 1985. Controller -- Bipolar Digital
                                                                           Semiconductor Division, 1981 to 1984.
                                                                           Manager -- Corporate Finance and Cash
                                                                           Management, 1978 to 1981.

Nick E. Heldreth             56       Vice President --                  Vice President -- Human Resources and
                                        Human Resources and Corporate      Corporate Relations since July, 1996. Vice
                                        Relations                          President -- Human Resources since June,
                                                                           1986. Formerly Vice
                                                                           President -- Personnel and
                                                                           Industrial Relations, Commercial
                                                                           Products Division, Pratt & Whitney
                                                                           and various related assignments with
                                                                           United Technologies Corporation,
                                                                           1974 to 1986.
John G. Johnson              62       Vice President --                  Vice President -- Quality and New Processes
                                        Quality and                        since 1994. Formerly Vice President and
                                        New Processes                      Program Manager of Core Program. Various
                                                                           management assignments with the Electronic
                                                                           Systems Sector, 1962 to 1994.

Pamela Padgett               42       Vice President -- Investor         Vice President -- Investor Relations since
                                        Relations                          December, 1996. Formerly Vice President --
                                                                           Mergers and Acquisitions MC Financial
                                                                           Services Ltd., a subsidiary of Mitsubishi
                                                                           Corporation, 1990 to December 1996.

Ronald R. Spoehel            40       Vice President -- Corporate        Vice President -- Corporate Development since
                                        Development                        October, 1994. Formerly, Senior Vice
                                                                           President, ICF Kaiser International, Inc.,
                                                                           in various general management assignments
                                                                           including member of the office of the
                                                                           chairman, chief financial officer, and
                                                                           treasurer, 1990 to 1994; and Vice
                                                                           President, Investment Banking, Lehman
                                                                           Brothers (formerly Shearson Lehman Hutton
                                                                           Inc.), 1985 to 1990.

                                             EXECUTIVE OFFICE
          NAME               AGE              CURRENTLY HELD                       PAST BUSINESS EXPERIENCE
          ----               ---             ----------------                      ------------------------
David S. Wasserman           55       Vice President -- Treasurer        Vice President -- Treasurer since January,
                                                                           1993. Vice President -- Taxes, 1987 to
                                                                           1993. Formerly Senior Vice President,
                                                                           Midland-Ross Corporation, 1979 to 1987.

Raymon M. White              60       Vice President -- Washington       Vice President -- Washington Operations since
                                        Operations                         July, 1995. Vice President -- Congressional
                                                                           Relations, November, 1994 to July, 1995.
                                                                           Corporate Director Congressional Relations,
                                                                           August, 1988 to 1994. Director
                                                                           Congressional Relations, Harris Electronic
                                                                           Systems Sector, July, 1986 to 1988.

Greg L. Williams             45       To become President --             Vice President -- General Manager -- Power
                                        Semiconductor Sector               Products Business, Semiconductor Sector
                                        (effective October 1, 1998)        since January, 1998. Formerly with
                                                                           Motorola, Inc. (July 1984 to January 1998)
                                                                           in various positions including Vice
                                                                           President -- Assistant General Manager,
                                                                           Semiconductor Components Group, Vice
                                                                           President and General Manager, Power
                                                                           Products Division and Vice President --
                                                                           Director, Automotive World Marketing. With
                                                                           General Electric Company from 1977 to 1984,
                                                                           positions included sales management,
                                                                           consulting, software support and
                                                                           development positions for global data
                                                                           communications network.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

     Harris Corporation Common Stock, par value $1 per share (the "Common Stock"), is listed and traded on the New York Stock Exchange, Inc. ("NYSE"), under the ticker symbol "HRS," and is also traded on the Boston, Chicago, Pacific and Philadelphia Stock Exchanges and through the Intermarket Trading System. As of August 21, 1998, there were approximately 10,656 holders of record of the Common Stock.

     The high and low sales prices as reported in the consolidated transaction reporting system and the dividends paid on the Common Stock for each quarterly period in the last two fiscal years are reported below:

                                                                         CASH
                                               HIGH           LOW      DIVIDENDS
                                               ----           ---      ---------
FISCAL 1997
  First Quarter..............................  $ 32 15/16  $ 25 1/8      $0.19
  Second Quarter.............................  $ 35 11/16  $ 30 7/8      $0.19
  Third Quarter..............................  $ 40        $ 33 11/16    $0.19
  Fourth Quarter.............................  $ 46 1/16   $ 36 5/16     $0.19
                                                                         -----
                                                                         $0.76
                                                                         =====
FISCAL 1998
  First Quarter..............................  $ 49        $ 40 3/16     $0.22
  Second Quarter.............................  $ 50        $ 40 3/4      $0.22
  Third Quarter..............................  $ 55 5/16   $ 41 3/4      $0.22
  Fourth Quarter.............................  $ 53        $ 40 3/8      $0.22
                                                                         -----
                                                                         $0.88
                                                                         =====

     On August 21, 1998, the last sale price of the Common Stock as reported in the consolidated transaction reporting system was $38.00 per share.

     On August 29, 1998, the Board declared a quarterly cash dividend of $.24 per share which will be paid on September 23, 1998 to holders of record on September 14, 1998. The Company has paid cash dividends every year since 1941 and currently expects that cash dividends will continue to be paid in the future; however, there can be no assurances as to future dividend payments because they are dependent upon future operating results, capital requirements and financial condition. The Board also authorized the Company to repurchase up to 1,000,000 shares of its Common Stock periodically in the open-market.

     On August 23, 1997, the Board of Directors approved a two-for-one stock split to shareholders of record at the close of business on September 4, 1997. All share information in this Annual Report on Form 10-K has been restated to reflect the stock split.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table summarizes selected historical financial information of Harris Corporation and its subsidiaries for each of the last five fiscal years. The selected financial information shown below has been derived from the Company's audited consolidated financial statements. This table should be read in conjunction with other financial information of Harris, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements included elsewhere herein.

                                                          FISCAL YEARS ENDED
                                         ----------------------------------------------------
                                           1998       1997       1996       1995       1994
                                         --------   --------   --------   --------   --------
                                               (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenue from sales, rentals, and
  services.............................  $3,890.2   $3,797.2   $3,621.2   $3,444.1   $3,336.1
Cost of sales, rentals, and services...   2,585.2    2,519.2    2,404.6    2,328.5    2,274.8
Restructuring expense..................     130.0         --         --         --         --
Interest expense.......................      73.2       59.9       62.5       65.4       58.3
Income before income taxes.............     200.0      312.0      274.4      237.6      193.5
Income taxes...........................      67.0      104.5       96.0       83.1       71.6
Income before cumulative effect of
  change in accounting principle.......     133.0      207.5      178.4      154.5      121.9
Cumulative effect of change in
  accounting principle.................        --         --         --         --      (10.1)
Net income.............................     133.0      207.5      178.4      154.5      111.8
Average shares outstanding (diluted)*..      80.0       78.8       77.8       78.2       79.4
Per share data (diluted)*:
  Income before cumulative effect of
     change in accounting principle....      1.66       2.63       2.29       1.98       1.54
  Cumulative effect of change in
     accounting principle..............        --         --         --         --       (.13)
  Net income...........................      1.66       2.63       2.29       1.98       1.41
  Cash dividends.......................       .88        .76        .68        .62        .56
Net working capital....................     837.9      774.9      757.8      755.4      893.6
Net plant and equipment................     947.0      878.3      721.7      581.0      551.3
Long-term debt.........................     768.6      686.7      588.5      475.9      661.7
Total assets...........................   3,784.0    3,637.9    3,206.7    2,836.0    2,677.1
Shareholders' equity...................   1,609.3    1,578.2    1,372.9    1,248.8    1,188.0
Book value per share*..................     20.11      19.82      17.66      16.06      15.12

---------------

* All per share data reflect the two-for-one stock split in September, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information in this review, along with the Business Segment data shown on page 2, reflects the Company's continuing operations.

RESULTS OF OPERATIONS

FISCAL 1998 COMPARED WITH 1997 -- Sales in fiscal 1998 increased 2.4 percent while net income decreased 35.9 percent. Net income for fiscal 1998 included fourth quarter restructuring and other one-time charges of $142.0 million ($94.4 million after tax). Excluding these charges, net income increased 9.6 percent. Restructuring charges of $130 million ($86.4 million after tax) were incurred for reduction of personnel and write-off or write-down of assets related to the exit of several product lines. In connection with the restructure, the Company currently expects a total work force reduction of approximately 2,300 employees. Of that number, 209 were terminated prior to year end. Fiscal 1998 income also includes a provision of $12.0 million ($8.0 million after tax) for costs related to an international contract of the Electronic Systems segment. This provision relates to additional contract costs incurred in the fourth quarter and Asian currency problems. Segment results, as discussed below, exclude the fiscal 1998 restructuring and one-time charge.

     Communications segment sales increased 2.4 percent while net income increased 53.1 percent. Significant sales and earnings improvement in the segment's digital switch and telephone test equipment businesses helped offset the impact of substantially lower earnings in the segment's microwave radio business, due to the slowdown in the PCS market. Segment earnings also benefited from substantially higher gains from the sale of investment securities and higher royalty income.

     Semiconductor segment sales increased 4.5 percent as record volume shipments were offset in part by lower product prices. Excluding restructuring expense, segment net income increased 3.8 percent. Royalty income, which is significant for both years, was lower in fiscal 1998. Restructuring actions will reduce the segment's workforce by approximately 25 percent and once completed, these actions should reduce annual operating costs by $70.0 to $80.0 million, much of which should occur in time to benefit fiscal 1999.

     Lanier Worldwide segment sales increased 7.2 percent in fiscal 1998 due to growth in both domestic and international markets. Segment net income increased
2.3 percent due to higher sales. In the fourth quarter of fiscal 1998, Lanier Worldwide entered into a definitive agreement to acquire the copying systems business of the Agfa-Gevaert Group. The transaction was completed in the first quarter of fiscal 1999 and should increase the segment's sales by more than $250 million annually. The acquisition will double Lanier's presence and market share in the European office equipment market.

     Electronic Systems segment sales were 4.5 percent lower in fiscal 1998, while net income declined 19.7 percent. Reduced sales in the segment's air traffic control and aerospace systems businesses more than offset growth in the segment's information systems business. Lower sales, higher interest expense and gain from the sale of a building in fiscal 1997 contributed to the fiscal 1998 earnings decline.

     Cost of sales, rentals and services as a percentage of sales increased to
66.5 percent from 66.3 percent in the prior year. Both the Electronic Systems and Lanier Worldwide segments had lower operating margins in the current fiscal year. Engineering, selling, and administrative expenses as a percentage of sales decreased from 25.4 percent in fiscal 1997 to 25.1 percent in the current year. Lower marketing expense helped offset a small increase in company-sponsored research and development.

     Interest income was higher in fiscal 1998 due to interest received from the Internal Revenue Service. Interest expense was also higher in fiscal 1998 due to higher average borrowings and a lower amount of interest capitalized on new construction projects. "Other-net" expense was $5.9 million lower in fiscal 1998 due to gains resulting from the sale of investment securities.

     The provision for income taxes in both fiscal 1998 and 1997 was 33.5 percent of income before income taxes. The reduction from the statutory U.S. income tax rate of 35.0 percent in fiscal 1998 resulted from tax benefits associated with foreign income and export sales.

CAPITAL EXPENDITURES -- Expenditures for land, buildings, and equipment totaled $207 million in 1998, down from $279 million in the prior year. In addition, during fiscal 1998, $78 million was invested in equipment for rental to customers, up from $71 million invested in the prior year. Substantially all of this investment in rental equipment is related to Lanier Worldwide products.

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

     Cost of sales, rentals, and services as a percentage of sales decreased to
66.3 percent from 66.4 percent in the prior year. For the current year, cost ratios were lower in the Semiconductor segment due to significantly increased royalty income, and the Lanier segment due to favorable currency exchange rates. Engineering, selling, and administrative expenses as a percentage of sales increased from 25.2 percent in fiscal 1996 to 25.4 percent in the current year. Lower administrative costs were offset by increased marketing expenses and company-sponsored research and development.

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

FINANCIAL CONDITION

CASH POSITION -- At July 3, 1998, cash and cash equivalents totaled $184 million, an increase from $71 million at June 27, 1997. Marketable securities were $45 million at July 3, 1998.

RECEIVABLES, UNBILLED COSTS, AND INVENTORIES -- Notes and accounts receivable amounted to $1,038 million at July 3, 1998, unchanged from a year earlier. Unbilled costs and inventories decreased $85 million from the prior year to $851 million. This decrease reflects a substantial reduction in unbilled costs within the Electronic Systems segment.

BORROWING ARRANGEMENTS -- The Company currently has available $800 million syndicated credit facilities. Under these agreements $243 million was outstanding at July 3, 1998. The Company also has available $151 million in open bank credit lines, of which $62 million was available at July 3, 1998.

CAPITALIZATION -- At July 3, 1998, debt totaled $1,056 million, representing
39.6 percent of total capitalization (defined as the sum of total debt plus shareholders' equity). A year earlier, debt of $983 million was 38.4 percent of total capitalization. Year-end long-term debt included $500 million of debentures, $259 million of notes payable to banks and insurance companies, and $10 million of other long-term debt.

     In 1998, the Company issued 590,733 shares of the Common Stock to employees under the terms of the Company's stock purchase, option and incentive plans.

     The Company expects to maintain operating ratios, fixed-charge coverages, and balance-sheet ratios sufficient for retention of its present debt ratings.

RETIREMENT PLANS -- Retirement benefits for substantially all of the Company's employees are provided primarily through a retirement plan having profit-sharing and savings elements. The Company also has non-contributory defined benefit pension plans and provides limited health-care benefits to retirees who have 10 or more years of service. All obligations under the Company's retirement plans have been fully funded by the Company's contributions, the provision for which totaled $82.3 million during the 1998 fiscal year.

DEFERRED INCOME TAXES -- The liability for non-current deferred income taxes was $144 million at July 3, 1998, up from $84 million a year earlier.

IMPACT OF FOREIGN EXCHANGE -- Approximately 80 percent of the Company's international business is transacted in local currency environments. The impact of translating the assets and liabilities of these operations to U.S. dollars is included as a component of Shareholders' Equity. At July 3, 1998, the cumulative translation adjustment reduced Shareholders' Equity by $47 million compared to a reduction of $30 million at June 27, 1997.

     The Company utilizes exchange rate agreements with customers and suppliers and foreign currency hedging instruments to minimize the currency risks of international transactions. Gains and losses resulting from currency rate fluctuations did not have a material effect on the Company's results in 1998, 1997 or 1996.

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

     With regard to the Year 2000 problem, more than 400 project initiatives of varying magnitudes have been identified throughout the Company and its various business segments. Each project has been assigned a leader and prioritized based on the size of the task and the perceived business risk. A steering team comprised of senior management in key functional areas including: accounting, finance, legal, quality & new processes and information management has been established to monitor and oversee the progress of each project. Some of these projects have been completed and a substantial number are steadily progressing.

     The Company has determined it needs to replace or modify several of its software systems and is in the process of replacing or outsourcing many of its time sensitive software systems. In addition, the Company has software programs for reprogramming other time sensitive software and equipment.

     The Company has initiated formal programs to advise and work with customers to resolve Year 2000 problems. However, the Company believes it has no material exposure to contingencies related to the Year 2000 issue for the products it has sold. The Company has Year 2000 exposure in its operating systems and business systems; including engineering, manufacturing, order fulfillment, program management, financial and administrative functions. It is the Company's belief that the greatest potential risk from the Year 2000 issue could be its inability to meet commitment dates on delivery of product and has focused the majority of the Company's effort and dedicated resources to address this issue. In addition, the Company believes that a limited number of the non-information technology systems, such as manufacturing machinery, equipment and test equipment with date sensitive software and embedded microprocessors may be affected, and evaluation and remediation are underway.

     The Company has also initiated communications with significant suppliers, customers and other relevant third parties to identify and minimize disruptions to the Company's operations and to assist in resolving Year 2000 issues. However, there can be no certainty that the systems and products of other companies on which the Company relies will not have an adverse effect on the Company's operations.

     The Company believes it is diligently addressing the Year 2000 issues and that it will satisfactorily resolve significant Year 2000 problems. The Company anticipates completing substantially all of its Year 2000 projects during fiscal 1999, with major completion milestones being targeted for the second and fourth quarters of fiscal 1999. In the event the Company falls short of these milestones, additional internal resources will be focused on completing these projects or developing contingency plans. The estimated cost for resolving Year 2000 issues is approximately $42 million with approximately $20 million planned for fiscal 1999. These costs are generally not incremental to existing information technology budgets; internal resources were re-deployed and time tables for implementation of replacement systems were accelerated. The largest portion of this expenditure is being used to replace existing software and hardware. Estimates of Year 2000 related costs are based on numerous assumptions and there is no certainty that estimates will be achieved and actual costs could be materially greater than anticipated. Specific factors that might cause such differences include, but are not limited to, the continuing availability of personnel trained in this area, the ability to timely identify and correct all relevant computer programs, and similar uncertainties.

EURO CONVERSION

     On January 1, 1999, certain member nations of the European Economic and Monetary Union ("EMU") will adopt a common currency, the Euro. For a three-year transition period, both the Euro and individual participants' currencies will remain in circulation. After January 1, 2002, the Euro will be the sole legal tender for EMU countries. The adoption of the Euro will affect a multitude of financial systems and business applications as the commerce of these nations will be transacted in the Euro and the existing national currency. For the year ended July 3, 1998, approximately 9 percent of the Company's revenues were derived from EMU countries.

     The Company is currently addressing Euro related issues and its impact on information systems, currency exchange rate risk, taxation, contracts, competition and pricing. Action plans currently being implemented are expected to result in compliance with all laws and regulations; however, there can be no certainty that such plans will be successfully implemented or that external factors will not have an adverse effect on the Company's operations. Any costs associated with the adoption of the Euro will be expensed as incurred and the Company does not expect these costs to be material to its results of operations, financial condition or liquidity.

OUTLOOK

     Overall, the Company believes the fourth quarter restructuring actions, along with continuing investment in new products and services, should enable the Company to grow revenues and earnings in fiscal 1999. However, revenue growth will be difficult in the first half due to on-going weakness in the semiconductor market, softness in the North American microwave radio market, and economic instability in the international markets served by the Company's communications businesses.

     In the Communications segment, continuing improvement in the digital switch business coupled with expected strong performance in its other businesses, particularly microwave and broadcast products, should result in higher sales in fiscal 1999. Earnings in this segment are expected to be relatively flat as higher operating income is expected to be offset by lower gains from the sale of investment securities. Restructuring actions are expected to help the Semiconductor segment remain profitable in the face of difficult market conditions and be well positioned when the industry eventually turns around. Lower operating costs in the Lanier segment, resulting from fiscal 1998 restructuring actions, and higher sales are expected to result in improved earnings. The Electronic Systems segment expects relatively flat sales and a strong increase in fiscal 1999 earnings.

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

     The Company's consolidated results and the forward-looking statements could be affected by, among other things, general economic conditions in the markets in which the Company operates; economic developments that have a particularly adverse effect on one or more of the markets served by the Company; the ability to execute management's internal operating plans (specifically, management's announced restructuring plan which includes employee reductions, cost reductions in its commodity semiconductor lines, particularly Logic products, consolidation of administrative, technical, sales and marketing functions, and manufacturing facilities, and the successful exit of several product lines and a program); stability of key markets for communications products, particularly Asia, Brazil and Russia; fluctuation in foreign currency exchange rates and the effectiveness of the Company's currency hedging program; worldwide demand and product pricing for integrated semiconductor circuits, particularly power products; reductions in the U.S. and worldwide defense and space budgets; effect of continuing consolidation in the U.S. defense industry on the Company's direct and indirect business with the U.S. government; the Company's ability to recover costs incurred on fixed price contracts; continued development and market acceptance of new products, especially digital television broadcast products and semiconductor wireless products; continued success of the Company's patent licensing programs, particularly as it relates to the Semiconductor and Communications segments; and the successful resolution of patent infringement and other general litigation. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates, fluctuations in the market value of its equity securities available for sale, and changes in interest rates. The Company employs established policies and procedures governing the use of financial instruments to manage its exposure to such risks.

     The Company uses foreign exchange contracts and options to hedge both balance sheet and off-balance sheet foreign currency commitments. Specifically, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers, intercompany loans, and firm committed operating expenses in Malaysia and Ireland. Management believes the use of foreign currency financial instruments should reduce the risks which arise from doing business in international markets. Contracts are generally one year or less. At July 3, 1998, the Company had open foreign exchange contracts with a notional amount of $434 million, of which $222.7 million were to hedge off-balance sheet commitments. Additionally, for the fiscal year ended July 3, 1998, the Company purchased and sold $1,474.5 million of foreign exchange forward and option contracts. Reference is made to the Note Financial Instruments in the Notes to Financial Statements for further information with respect to commitments to buy or sell foreign currencies. The Company's hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of the Company's hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for the Company's foreign currency derivatives held July 3, 1998, would have an impact of approximately $4.3 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of the Company's foreign denominated assets, liabilities and firm commitments.

     The Company also maintains a portfolio of marketable equity securities available for sale. These investments result from the funding of start-up companies that have technology or products that are of interest to the Company. The fair market value of these securities at July 3, 1998, was $45 million with the corresponding unrealized gain included as a component of shareholders' equity. These investments have historically had higher volatility than most market indices. A 10 percent adverse change in the quoted market price of marketable equity securities would have an impact of approximately $4.0 million on the fair market value of these securities.

     The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 1999, although there can be no assurances that interest rates will not significantly change.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary financial information and data required by this Item are set forth in the pages indicated in Item 14(a)(1) and
(2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item, with respect to Directors of the Company, is incorporated herein by reference to the discussion under the heading Board of Directors in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on October 23, 1998, which proxy statement is expected to be filed within 120 days after the end of the Company's 1998 fiscal year. Certain information regarding executive officers of the Company is included in
Part I hereof in accordance with General Instruction G(3) of Form 10-K. Reference is also made to the information relating to Section 16(a) compliance which is presented under the heading Section 16(a) Beneficial Ownership Reporting Compliance in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item, with respect to compensation of Directors and Executive Officers of the Company, is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on October 23, 1998, which proxy statement is expected to be filed within 120 days after the end of the Company's 1998 fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item, with respect to security ownership of certain beneficial owners and management of the Company, is incorporated herein by reference to the discussion under the heading Security Ownership of Directors and Executive Officers and Certain Beneficial Owners in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on October 23, 1998, which proxy statement is expected to be filed within 120 days after the end of the Company's 1998 fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the fiscal year ended July 3, 1998, there existed no relationships and there were no transactions reportable under this Item.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this report:

                                                                             PAGE
           (1) Financial Statements:
                Report of Independent Certified Public Accountants.....       30
                Consolidated Statement of Income -- Fiscal Years ended
                 July 3, 1998, June 27, 1997 and June 30, 1996.........       31
                Consolidated Statement of Retained Earnings --
                  Fiscal Years ended July 3, 1998, June 27, 1997 and
                 June 30, 1996.........................................       31
                Consolidated Balance Sheet -- July 3, 1998 and June 27,
                 1997..................................................       32
                Consolidated Statement of Cash Flows --
                  Fiscal Years ended July 3, 1998, June 27, 1997 and
                 June 30, 1996.........................................       33
                Notes to Financial Statements..........................       34

           (2) Financial Statement Schedules:
                For each of the years ended July 3, 1998, June 27, 1997
                 and June 30, 1996
                     Schedule II -- Valuation and Qualifying
                      Accounts.........................................       42

     All other schedules are omitted because they are not applicable, the amounts are not significant or the required information is shown in the financial statements or the notes thereto.

        (3) Exhibits:

             (3)(i) Restated Certificate of Incorporation of Harris Corporation (December 1995), incorporated herein by reference to Exhibit 3(i) to the Company's Form 10-Q Quarterly Report for the fiscal quarter ended March 31, 1996.

             (3)(ii) By-Laws of Harris Corporation as in effect February 23, 1996, incorporated herein by reference to Exhibit 3(ii) to the Company's Form 10-Q Quarterly Report for the fiscal quarter ended March 31, 1996.

             (4)(a) Specimen stock certificate for the Company's Common Stock, incorporated herein by reference to Exhibit 4(a) to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1997.

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

            *(c)(i) Harris Corporation Stock Incentive Plan, incorporated herein by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1997.

                (ii) Forms of Stock Option Agreement and Performance Share Agreement under the Harris Corporation Stock Incentive Plan, incorporated herein by reference to Exhibit 10(v) to the Company's Form 10-Q Quarterly Report for the fiscal quarter ended October 3, 1997.

               (iii) Form of Outside Directors' Stock Option Agreement.

                *(d) Harris Corporation 1981 Stock Option Plan for Key Employees, incorporated herein by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.

                *(e) Lanier Worldwide, Inc. Key Contributor Bonus Plan, incorporated herein by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

                *(f) Lanier Worldwide, Inc. Long-Term Incentive Plan for Key Employees, incorporated herein by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

                *(g) Harris Corporation Retirement Plan (amended and restated effective January 1, 1998), incorporated herein by reference to
           Exhibit 10(i) to the Company's Form 10-Q Quarterly Report for the fiscal quarter ended April 3, 1998.

                *(h) Harris Corporation Supplemental Executive Retirement Plan (amended and restated effective January 1, 1998), incorporated herein by reference to Exhibit 10(i) to the Company's Form 10-Q Quarterly Report for the fiscal quarter ended January 2, 1998.

                *(i)(i) Lanier Worldwide, Inc. Pension Equity Plan, incorporated herein by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1997.

                (ii) Amendment No. One to the Lanier Worldwide, Inc. Pension Equity Plan.

                (iii) Amendment No. Two to the Lanier Worldwide, Inc. Pension Equity Plan.

                *(j) Lanier Worldwide, Inc. Savings Incentive Plan, incorporated herein by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1997.

                *(k)(i) Lanier Worldwide, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1997.

                (ii) Amendment No. One to the Lanier Worldwide, Inc. Supplemental Executive Retirement Plan.

                *(l) Lanier Worldwide, Inc. Supplemental Executive Retirement Savings Plan, incorporated herein by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1997.

                *(m)(i) Directors Retirement Plan, incorporated herein by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

                (ii) Amendment to Director's Retirement Plan, incorporated herein by reference to Exhibit 10(ii) to the Company's Form 10-Q Quarterly Report for the fiscal quarter ended October 3, 1997.

                *(n) Harris Corporation 1997 Directors' Deferred Compensation and Annual Stock Unit Award Plan (amended and restated effective October 24, 1997), incorporated herein by reference to Exhibit 10(i) to the Company's Form 10-Q Quarterly Report for the fiscal quarter ended October 3, 1997.

                 (o)(i) Harris Corporation $300,000,000 364-Day Credit Agreement, dated as of November 6, 1996, incorporated herein by reference to Exhibit 10(i) to the Company's Form 10-Q Quarterly Report for the fiscal quarter ended December 31, 1996.

                     (ii) Amendment No. One to 364-Day Credit Agreement, dated as of October 21, 1997, incorporated herein by reference to Exhibit 10(iii) to the Company's Form 10-Q Quarterly Report for the fiscal quarter ended October 3, 1997.

                 (p)(i) Harris Corporation $500,000,000 5-Year Credit Agreement, dated as of November 6, 1996, incorporated herein by reference to
           Exhibit 10(ii) to the Company's Form 10-Q Quarterly Report for the fiscal quarter ended December 31, 1996.

                     (ii) Amendment No. One to 5-Year Credit Agreement, dated as of October 21, 1997, incorporated herein by reference to Exhibit 10(iv) to the Company's Form 10-Q Quarterly Report for the fiscal quarter ended October 3, 1997.

                *(q) Harris Corporation Union Retirement Plan (amended and restated effective January 1, 1998), incorporated herein by reference to Exhibit 10(ii) to the Company's Form 10-Q Quarterly Report for the fiscal quarter ended April 3, 1998.

                *(r) Form of Director and Executive Officer Indemnification Agreement.

          (12) Statement regarding computation of earnings to fixed charges.

          (21) Subsidiaries of the Registrant.

          (23) Consent of Ernst & Young LLP.

          (27) (i) Financial Data Schedule.

          (27) (ii) Restated Financial Data Schedule.

     (b) Reports on Form 8-K.

          The Company filed with the Commission a Current Report on Form 8-K on April 22, 1998 relating the announcement of its impending acquisition of the assets of the Copying Systems Division of the Agfa-Gevaert Group.

------------------
*Management contract or compensatory plan or arrangement.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            HARRIS CORPORATION
                                            (Registrant)
Dated: August 29, 1998

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

                   SIGNATURE                                      TITLE                        DATE
                   ---------                                      -----                        ----

             /s/ PHILLIP W. FARMER                  Chairman of the Board, President      August 29, 1998
------------------------------------------------      and Chief Executive Officer
               Phillip W. Farmer                      (Principal Executive Officer)

               /s/ BRYAN R. ROUB                    Senior Vice President -- Chief        August 29, 1998
------------------------------------------------      Financial Officer
                 Bryan R. Roub                        (Principal Financial Officer)

               /s/ ROBERT W. FAY                    Vice President -- Controller          August 29, 1998
------------------------------------------------      (Principal Accounting Officer)
                 Robert W. Fay

                /s/ ROBERT CIZIK                    Director                              August 29, 1998
------------------------------------------------
                  Robert Cizik

             /s/ LESTER E. COLEMAN                  Director                              August 29, 1998
------------------------------------------------
               Lester E. Coleman

           /s/ ALFRED C. DECRANE, JR.               Director                              August 29, 1998
------------------------------------------------
             Alfred C. DeCrane, Jr.

             /s/ RALPH D. DENUNZIO                  Director                              August 29, 1998
------------------------------------------------
               Ralph D. DeNunzio

              /s/ JOSEPH L. DIONNE                  Director                              August 29, 1998
------------------------------------------------
                Joseph L. Dionne

              /s/ JOHN T. HARTLEY                   Director                              August 29, 1998
------------------------------------------------
                John T. Hartley

                /s/ KAREN KATEN                     Director                              August 29, 1998
------------------------------------------------
                  Karen Katen

          /s/ ALEXANDER B. TROWBRIDGE               Director                              August 29, 1998
------------------------------------------------
            Alexander B. Trowbridge

                      (This page intentionally left blank)

                           ANNUAL REPORT ON FORM 10-K

                                     ITEM 8

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         FISCAL YEAR ENDED JULY 3, 1998

                               HARRIS CORPORATION

                               MELBOURNE, FLORIDA

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Harris Directors and Shareholders:

     We have audited the accompanying consolidated balance sheets of Harris Corporation and subsidiaries as of July 3, 1998 and June 27, 1997, and the related consolidated statements of income, retained earnings, and cash flows for each of the three fiscal years in the period ended July 3, 1998. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harris Corporation and subsidiaries at July 3, 1998 and June 27, 1997, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended July 3, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

                                          ERNST & YOUNG LLP

Orlando, Florida
July 29, 1998

FINANCIAL STATEMENTS

               CONSOLIDATED STATEMENT OF INCOME

                                                                                                Fiscal years ended
                                                                                    -------------------------------------------
                                (In millions except per share amounts)                    1998             1997            1996
                      ---------------------------------------------------------------------------------------------------------
                      REVENUE
                      Revenue from product sales and rentals                          $3,226.7         $3,335.7        $3,189.2
                      Revenue from services                                              663.5            461.5           432.0
                      Interest                                                            48.9             37.4            38.1
                                                                                    -------------------------------------------
                                                                                       3,939.1          3,834.6         3,659.3
                      COSTS AND EXPENSES
                      Cost of product sales and rentals                                2,164.5          2,267.4         2,151.9
                      Cost of services                                                   420.7            251.8           252.7
                      Engineering, selling and administrative expenses                   976.9            963.8           911.9
                      Restructuring expenses                                             130.0               --              --
                      Interest                                                            73.2             59.9            62.5
                      Other-net                                                          (26.2)           (20.3)            5.9
                                                                                      -----------------------------------------
                                                                                       3,739.1          3,522.6         3,384.9
                                                                                      -----------------------------------------
                      Income before income taxes                                         200.0            312.0           274.4
                      Income taxes                                                        67.0            104.5            96.0
                                                                                      -----------------------------------------
                      Net income                                                      $  133.0         $  207.5        $  178.4
                                                                                      =========================================
                      Net income per share
                        Basic                                                         $   1.68         $   2.66        $   2.32
                        Diluted                                                       $   1.66         $   2.63        $   2.29
                                                                                      =========

               CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                                                                                Fiscal years ended
                                                                                    -------------------------------------------
                                (In millions except per share amounts)                    1998             1997            1996
                      ---------------------------------------------------------------------------------------------------------
                      Balance at beginning of year                                    $1,219.9         $1,072.7        $  969.4
                      Net income for the year                                            133.0            207.5           178.4
                      Cash dividends ($.88 per share in 1998, $.76 per share in
                        1997 and $.68 per share in 1996)                                 (70.1)           (60.3)          (52.8)
                      Treasury stock retired                                                --               --           (22.3)
                                                                                    -------------------------------------------
                      Balance at end of year                                          $1,282.8         $1,219.9        $1,072.7
                                                                                    ===========

                     See Notes to Financial Statements.

FINANCIAL STATEMENTS


                     CONSOLIDATED BALANCE SHEET

                                                                                         July 3         June 27
                                                                                     --------------------------
                      (In millions)                                                        1998            1997
                      -----------------------------------------------------------------------------------------
                      ASSETS
                      CURRENT ASSETS
                      Cash and cash equivalents                                        $  184.3        $   70.7
                      Marketable securities                                                44.5            91.3
                      Receivables                                                         805.1           820.6
                      Unbilled costs and accrued earnings on fixed price contracts        247.0           324.8
                      Inventories                                                         603.6           611.1
                      Deferred income taxes                                               215.2           145.0
                                                                                     --------------------------
                          Total current assets                                          2,099.7         2,063.5
                      OTHER ASSETS
                      Plant and equipment                                                 947.0           878.3
                      Notes receivable-net                                                232.5           217.7
                      Intangibles resulting from acquisitions                             214.4           227.5
                      Other assets                                                        290.4           250.9
                                                                                      -------------------------
                                                                                       $3,784.0        $3,637.9
                                                                                      =========================
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      CURRENT LIABILITIES
                      Short-term debt                                                  $  231.0        $  288.5
                      Accounts payable                                                    190.3           196.8
                      Compensation and benefits                                           230.0           216.9
                      Other accrued items                                                 241.9           191.7
                      Advance payments by customers                                        71.5            99.3
                      Unearned leasing and service income                                 156.7           191.6
                      Income taxes                                                         83.9            96.0
                      Current portion of long-term debt                                    56.5             7.8
                                                                                      -------------------------
                          Total current liabilities                                     1,261.8         1,288.6
                      OTHER LIABILITIES
                      Deferred income taxes                                               144.3            84.4
                      Long-term debt                                                      768.6           686.7
                      SHAREHOLDERS' EQUITY
                      Preferred Stock, without par value; 1,000,000 shares
                        authorized; none issued
                      Common Stock, $1.00 par value; 250,000,000 shares
                        authorized; issued and outstanding 80,012,625 shares in
                        1998 and 79,625,670 shares in 1997 (shares adjusted to
                        reflect September 1997 two-for-one stock split)                    80.0            39.8
                      Other capital                                                       271.3           289.9
                      Retained earnings                                                 1,282.8         1,219.9
                      Net unrealized gain on securities available for sale                 25.3            53.8
                      Unearned compensation                                                (3.2)            4.4
                      Cumulative translation adjustments                                  (46.9)          (29.6)
                                                                                      -------------------------
                          Total Shareholders' Equity                                    1,609.3         1,578.2
                                                                                      -------------------------
                                                                                       $3,784.0        $3,637.9
                                                                                      =========================

                     See Notes to Financial Statements.

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                              Fiscal years ended
                                                                                 ---------------------------------------------
                                           (In millions)                             1998             1997             1996
                      --------------------------------------------------------------------------------------------------------
                      OPERATING ACTIVITIES
                      Net income                                                   $  133.0         $   207.5        $   178.4
                      Adjustments to reconcile income to net cash provided by
                        operating activities:
                        Depreciation                                                  196.6             170.3            158.1
                        Amortization                                                   13.6              13.2             12.6
                        Non-current deferred income taxes                              59.9              22.2              7.4
                      Changes in assets and liabilities:
                        Receivables                                                    (3.7)           (188.8)           (88.1)
                        Unbilled costs and inventories                                 87.1               7.1            (65.0)
                        Accounts payables and accrued liabilities                      53.6              (7.2)            63.7
                        Advance payments and unearned income                          (62.9)              2.4             23.3
                        Income taxes                                                  (82.3)             (3.9)           (14.8)
                      Other                                                            (3.3)            (18.4)           (13.8)
                                                                                 ---------------------------------------------
                          Net cash provided by operating activities                   391.6             204.4            261.8
                      INVESTING ACTIVITIES
                      Cash paid for acquired businesses                               (12.9)            (24.3)           (69.9)
                      Capital expenditures:
                        Plant and equipment                                          (206.9)           (279.4)          (225.4)
                        Rental equipment                                              (78.0)            (70.5)           (67.5)
                                                                                   -------------------------------------------
                          Net cash used in investing activities                      (297.8)           (374.2)          (362.8)
                      FINANCING ACTIVITIES
                      Proceeds from borrowings                                      5,454.9           6,519.4          1,152.2
                      Payments of borrowings                                       (5,379.6)         (6,305.4)        (1,025.3)
                      Cash dividends                                                  (70.1)            (60.3)           (52.8)
                      Purchase of Common Stock for treasury                              --                --            (26.0)
                      Proceeds from sale of Common Stock                               12.1              10.9              9.2
                                                                                   -------------------------------------------
                          Net cash provided by financing activities                    17.3             164.6             57.3
                                                                                   -------------------------------------------
                      Effect of translation on cash and cash equivalents                2.5               1.3             (1.0)
                                                                                   -------------------------------------------
                      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                113.6              (3.9)           (44.7)
                      CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     70.7              74.6            119.3
                                                                                   -------------------------------------------
                      CASH AND CASH EQUIVALENTS, END OF YEAR                       $  184.3         $    70.7        $    74.6
                                                                                   -------------------------------------------

                     See Notes to Financial Statements.

FINANCIAL STATEMENTS

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

FISCAL YEAR -- In 1997, the Corporation changed its fiscal year to end on the Friday nearest June 30. Fiscal years prior to 1997 ended on June 30. The 1998 fiscal year includes 53 weeks, while 1997 and 1996 fiscal years include 52 weeks.

CASH EQUIVALENTS -- Cash equivalents are temporary cash investments with a maturity of three months or less when purchased. These investments include accrued interest and are carried at the lower of cost or market.

MARKETABLE SECURITIES -- Marketable equity securities are stated at fair value, with unrealized gains and losses, net of tax, included as a separate component of shareholders' equity. Realized gains and losses from marketable securities are determined using the specific identification method. The cost basis of marketable securities was $4.4 million at July 3, 1998, and $5.8 million at June 27, 1997. The amount of gross realized gains included in operating profit was $44.7 million in 1998 and $24.6 million in 1997. Gross realized gains for 1996 were not material.

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

STOCK SPLIT
On August 23, 1997, the Board of Directors authorized a two-for-one stock split to shareholders of record on September 4, 1997. All references in financial statements and notes to financial statements to number of shares, per share amounts, and market prices of the Corporation's Common Stock have been restated to reflect the increased number of shares outstanding.

NOTES TO FINANCIAL STATEMENTS

SUBSEQUENT EVENT
In July 1998, the Corporation completed the acquisition of the Copying Systems Business Unit of the Agfa-Gevaert Group, which is a member of the Bayer Group, Leverkusen, Germany. The acquisition which had 1997 annual sales of approximately $250 million will double the Lanier Worldwide segment's sales and market size in the European office equipment market.
  The cash purchase price of the acquisition was approximately $162 million.

ACCOUNTING CHANGES
Effective January 2, 1998, the Corporation adopted Statement of Financial Accounting Standards (FAS) No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share. All prior years have been restated to conform with the provisions of the new Statement.
  In fiscal 1999, the Corporation will implement two accounting standards issued by the Financial Accounting Standards Board in June 1997. FAS No. 130, "Reporting Comprehensive Income," and FAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," will not impact results of operation, cash flows or financial position as they require only changes in or additions to current disclosures.

RESTRUCTURING
In fiscal 1998, the Corporation recorded a $130.0 million charge ($86.4 million after income tax) for the restructuring of its operations. Restructuring actions included a reduction of approximately 2,300 employees, primarily manufacturing and administrative, and provisions for the write-down of equipment, inventory, intangible assets, and other assets associated with the exit from certain nonstrategic product lines.
  The components and utilization of reserves are summarized below:

                                     Use of Reserve
                          Original   ---------------   Reserve Balance
     (In millions)        Reserve    Cash   Non-Cash   at July 3, 1998
----------------------------------------------------------------------
Severance benefits         $ 50.3    $2.2    $  --          $48.1
Asset write-downs            69.8      --     69.8             --
Other exit costs              9.9      --       --            9.9
                           ------    ----    -----          -----
                           $130.0    $2.2    $69.8          $58.0
                           ======================================

RECEIVABLES
Receivables are summarized below:

                                                --------------------
                (In millions)                         1998      1997
--------------------------------------------------------------------
Accounts receivable                             $    711.0    $734.0
Notes receivable due within one year-net             124.7     114.9
                                                  --------
                                                     835.7     848.9
Less allowances for collection losses                 30.6      28.3
                                                  --------
                                                $    805.1    $820.6
                                                  ========

INVENTORIES AND UNBILLED COSTS
Inventories are summarized below:

                                              ---------------------
               (In millions)                      1998         1997
-------------------------------------------------------------------
Finished products                               $209.5       $238.0
Work in process                                  271.7        255.1
Raw materials and supplies                       122.4        118.0
                                               --------
                                                $603.6       $611.1
                                               ========

  Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $179.0 million at July 3, 1998 and $187.8 million at June 27, 1997.

PLANT AND EQUIPMENT
Plant and equipment are summarized below:

                                           -------------------------
              (In millions)                      1998           1997
--------------------------------------------------------------------
Land                                         $   30.8       $   31.6
Buildings                                       535.5          514.0
Machinery and equipment                       1,471.7        1,364.3
Rental equipment                                269.9          250.7
                                             --------
                                              2,307.9        2,160.6
Less allowances for depreciation              1,360.9        1,282.3
                                            ----------
                                             $  947.0       $  878.3
                                            ==========

INTANGIBLES
Accumulated amortization of intangible assets was $66.0 million at July 3, 1998, and $60.8 million at June 27, 1997.

CREDIT ARRANGEMENTS
The Corporation maintains syndicated credit facilities with various banks which provide for borrowings up to $800 million. These facilities consist of a 364-day $300 million facility which expires November 1998 and a five-year $500 million facility which expires November 2001. Interest rates on borrowings under these facilities are determined by a pricing matrix based upon the Corporation's long-term debt rating assigned by Standard and Poor's Ratings Group and Moody's Investors Service. A facility fee is payable on the credit and determined in the same manner as the interest rates. The Corporation is not required to maintain compensating balances in connection with these agreements. Under these agreements, $243.0 million was outstanding at July 3, 1998, $100 million of which has been classified as long-term based on the Corporation's intent to maintain borrowings of at least that amount for the next year.
  The Corporation also has lines of credit for short-term financing aggregating $150.9 million from various U.S. and foreign banks, of which $62.2 million was available on July 3, 1998. These arrangements provide for borrowing at various interest rates, are reviewed annually for renewal, and may be used on such terms as the Corporation and the banks mutually agree. These lines do not require compensating balances.

  Short-term debt is summarized below:

                                              ---------------------
               (In millions)                     1998         1997
-------------------------------------------------------------------
Bank notes                                      $182.1       $278.0
Other                                             48.9         10.5
                                               --------
                                                $231.0       $288.5
                                              ---------

The weighted average interest rate for bank notes was 6.2 percent at July 3, 1998 and 6.0 percent at June 27, 1997.

LONG-TERM DEBT
Long-term debt includes the following:

                                              ---------------------
               (In millions)                     1998         1997
-------------------------------------------------------------------
Notes payable to banks, due from 2001 to
 2016.                                          $162.5       $162.5
10 3/8% debentures, due 2018                     150.0        150.0
6.35% debentures, due 2028.                      150.0           --
7% debentures, due 2026                          100.0        100.0
6.65% debentures, due 2006                       100.0        100.0
Notes payable to insurance companies, due
 from 1999 to 2001.                               96.0        150.0
Other                                             10.1         24.2
                                               --------
                                                $768.6       $686.7
                                              ---------

  The weighted average interest rate for notes payable to banks was 6.0 percent at July 3, 1998 and 6.5 percent at June 27, 1997. The weighted average interest rate for notes payable to insurance companies was 9.7 percent at July 3, 1998 and at June 27, 1997.
  Indentures and note agreements contain certain financial covenants including maintenance of at least $800 million of tangible net worth and total debt not to exceed 45 percent of total capital.
  Maturities of long-term debt for the five years following 1998 are: $56.5 million in 1999, $36.6 million in 2000, $95.5 million in 2001, $100.9 million in 2002, and $31.3 million in 2003.

SHAREHOLDERS' EQUITY
Changes in shareholders' equity accounts other than retained earnings are summarized as follows:

                                                              ----------------------------------------------------------
                                                                                    Net
                                                              Common             Unrealized                  Cumulative
                                                              Stock     Other     Gain On       Unearned     Translation
                       (In millions)                          Amount   Capital   Securities   Compensation   Adjustments
------------------------------------------------------------------------------------------------------------------------
BALANCE AT JULY 1, 1995                                       $38.9    $240.3      $12.2         $(1.7)        $(10.3)
Shares issued under Stock Option Plan (221,890 shares)           .1       3.6         --            --             --
Shares granted under Stock Incentive Plans (245,500 shares)      .1       6.2         --          (6.3)            --
Compensation expense                                             --        --         --          10.0             --
Termination and award of shares granted under Stock
 Incentive Plans (263,384 shares)                               (.1)     (2.1)        --          (1.7)            --
Shares sold under Employee Stock Purchase Plans (172,414
 shares)                                                         .1       5.0         --            --             --
Change in unrealized gain on securities, net of income taxes
 of $(.8)                                                        --        --       (1.1)           --             --
Foreign currency translation adjustments                         --        --         --            --           (5.8)
Purchase and retirement of Common Stock for treasury
 (962,000 shares)                                               (.5)     (3.2)        --            --             --
Shares issued for acquisition of company (574,748 shares)        .3      16.2         --            --             --
                                                              ----------------------------------------------------------
BALANCE AT JUNE 30, 1996                                       38.9     266.0       11.1            .3          (16.1)
Shares issued under Stock Option Plan (254,690 shares)           .1       4.4         --            --             --
Shares granted under Stock Incentive Plans (251,900 shares)      .1       7.5         --          (7.6)            --
Compensation expense                                             --        --         --          12.9             --
Termination and award of shares granted under Stock
 Incentive Plans (200,450 shares)                               (.1)      (.9)        --          (1.2)            --
Shares sold under Employee Stock Purchase Plans (185,712
 shares)                                                         .1       6.2         --            --             --
Change in unrealized gain on securities, net of income taxes
 of $24.5                                                        --        --       42.7            --             --
Foreign currency translation adjustments                         --        --         --            --          (13.5)
Shares issued for acquisition of company (1,390,610 shares)      .7       6.7         --            --             --
                                                              ----------------------------------------------------------
BALANCE AT JUNE 27, 1997                                       39.8     289.9       53.8           4.4          (29.6)
Two-for-one stock split (39,949,231 shares)                    39.9     (39.9)        --            --             --
Shares issued under Stock Option Plan (237,476 shares)           .2       5.6         --            --             --
Shares granted under Stock Incentive Plans (238,550 shares)      .3      10.1         --         (10.3)            --
Compensation expense                                             --        --         --           7.8             --
Termination and award of shares under Stock Incentive Plans
 (340,174 shares)                                               (.3)      (.5)        --          (5.1)            --
Shares sold under Employee Stock Purchase Plans (114,707
 shares)                                                         .1       6.1         --            --             --
Change in unrealized gain on securities net of income taxes
 of $(16.7)                                                      --        --      (28.5)           --             --
Foreign Currency translation adjustments                         --        --         --            --          (17.3)
                                                              ----------------------------------------------------------
BALANCE AT JULY 3, 1998                                       $80.0    $271.3      $25.3         $(3.2)        $(46.9)
                                                              ----------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

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

NET INCOME PER SHARE
Average outstanding shares used in the computation of net income per share are summarized below:

                                      -----------------------------
           (In millions)                 1998        1997      1996
-------------------------------------------------------------------
Basic:
 Weighted average shares outstanding     79.9        78.8      78.0
 Contingently issuable shares             (.6)        (.7)     (1.0)
                                        -------
                                         79.3        78.1      77.0
Diluted:
 Weighted average shares outstanding     79.9        78.8      78.0
 Dilutive stock options                    .3          .3        .2
 Contingently issuable shares             (.2)        (.3)      (.4)
                                      -------
                                         80.0        78.8      77.8
                                      =======

STOCK OPTIONS AND AWARDS
The following information relates to stock option and incentive stock awards. Option prices are 100 percent of market value on the date the options are granted. Option grants are for a maximum of ten years after dates of grant and may be exercised in installments.

                                                              -------------------------------------------------
                                                              Number of    Weighted Average     Option Prices
                                                               Shares       Exercise Price        Per Share
---------------------------------------------------------------------------------------------------------------
Exercised during the year:
 1996                                                          449,614          $19.59         $ 7.19 to $28.88
 1997                                                          472,208          $21.12         $ 7.19 to $34.88
 1998                                                          439,703          $26.46         $10.94 to $45.50
Granted during 1998                                            751,300          $44.14         $41.31 to $53.63
Terminations during 1998                                       119,782          $36.64         $29.31 to $49.94
Outstanding at June 27, 1997                                 1,542,628          $28.08         $ 7.19 to $45.50
Outstanding at July 3, 1998                                  1,734,443          $34.83         $ 7.19 to $53.63
Exercisable at June 27, 1997                                   594,754          $22.61         $ 7.19 to $33.57
Exercisable at July 3, 1998                                    683,297          $27.68         $ 7.19 to $49.88

    Price ranges of outstanding and exercisable options as of July 3, 1998 are summarized below:

                           ------------------------------------------------------------------------
                                       Outstanding Options                  Exercisable Options
                           -------------------------------------------   --------------------------
                                          Average          Weighted                     Weighted
                           Number of   Remaining Life      Average       Number of      Average
Range of Exercise Prices    Options       (Years)       Exercise Price    Options    Exercise Price
---------------------------------------------------------------------------------------------------
     $ 7.19-$29.31          534,889          4              $25.11        430,358        $24.21
     $30.69-$42.69          479,194          5              $31.62        217,850        $31.64
     $43.19-$53.63          720,360          4              $44.18         35,089        $45.62
                           ---------                                      -------
                           1,734,443                                      683,297
                           =========                                      =======

  Presented below is pro forma information regarding net income and net income per share. It has been determined as if the Corporation had accounted for stock options using the fair value method of accounting for stock options. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                     -------------------------------
                                        1998         1997      1996
--------------------------------------------------------------------
Expected dividend yield                   2.1%         2.1%      2.1%
Expected stock price volatility          20.4%        22.4%     20.8%
Risk-free interest rate                   5.8%         6.3%      6.4%
Expected life (years)                       4            4         4

  For purposes of pro forma disclosure, the estimated fair value of options is amortized to expense over their 3 year vesting period. Under the fair value method, the Corporation's net income and net income per share would have been reduced as follows:

                                         -----------------------------
(In millions, except per share amounts)    1998        1997      1996
----------------------------------------------------------------------
Net income                                 $ 4.9       $ 2.7     $ 1.4
Basic net income per share                 $ .06       $ .04     $ .02
Diluted net income per share               $ .06       $ .03     $ .02

  Because the fair value method of accounting for options applies only to options granted subsequent to June 30, 1995, the pro forma effect will not be fully reflected until 1999.
  The Corporation has a stock incentive plan for directors and key employees. Awards under this plan may include the grant of performance shares, restricted stock, stock options, stock appreciation rights or other stock-based awards. The aggregate number of shares of Common Stock which may be awarded under the plan in each fiscal year is one percent of the total outstanding shares of Common Stock plus shares available from prior years. Performance shares outstanding were 625,365 at July 3, 1998; 827,110 at June 27, 1997; and 1,005,222 at June
30, 1996. Shares of Common Stock reserved for future awards under the plan were 2,509,002 at July 3, 1998; 2,380,516 at June 27, 1997; and 2,297,636 at June 30,
1996.
  Under the Corporation's domestic retirement plan, employees may purchase a limited amount of the Corporation's Common Stock at 70 percent of current market value. Shares of Common Stock reserved for future purchases by the retirement plan were 2,250,303 at July 3, 1998.

RETIREMENT PLANS
Retirement and defined benefit plans expense amounted to $82.3 million in 1998, $79.7 million in 1997 and $77.6 million in 1996.

RESEARCH AND DEVELOPMENT
Corporation-sponsored research and product development costs were $182.7 million in 1998, $174.9 million in 1997 and $159.8 million in 1996.
INTEREST EXPENSE
Total interest was $80.7 million in 1998, $68.9 million in 1997 and $64.0 million in 1996, of which $7.5 million was capitalized in 1998, $9.0 million was capitalized in 1997, and $1.5 million in 1996. Interest paid was $58.6 million in 1998, $65.6 million in 1997, and $64.2 million in 1996.

LEASE COMMITMENTS
Total rental expense amounted to $66.6 million in 1998, $56.0 million in 1997, and $49.8 million in 1996. Future minimum rental commitments under leases, primarily for land and buildings, amounted to approximately $181.5 million at July 3, 1998. These commitments for the years following 1998 are: 1999 -- $50.8 million, 2000 -- $34.7 million, 2001 -- $25.6 million, 2002 -- $19.6 million,
2003 -- $13.3 million, and $37.5 million thereafter.

INCOME TAXES
The provisions for income taxes are summarized as follows:

                                    -------------------------------
          (In millions)               1998         1997       1996
-------------------------------------------------------------------
Current:
 United States                       $ 43.7       $ 33.8     $ 82.3
 International                          8.9         33.5       19.3
 State and local                        8.0          6.7       17.3
                                    -------
                                       60.6         74.0      118.9
                                    -------
Deferred:
 United States                          6.5         30.2      (19.3)
 International                          (.2)        (2.9)        --
 State and local                         .1          3.2       (3.6)
                                    -------
                                        6.4         30.5      (22.9)
                                    -------
                                     $ 67.0       $104.5     $ 96.0
                                    -------

  The components of deferred income tax assets (liabilities) are as follows:

                        -------------------------------------------------
                                  1998                      1997
                            ----------------------------------------

    (In millions)        Current    Non-Current     Current   Non-Current
-------------------------------------------------------------------------
Inventory valuations      $ 46.5           --       $ 64.9          --
Accruals                   163.1      $ (21.7)        96.0      $  8.8
Depreciation                  --       (125.2)          --       (85.0)
Leases                      (2.9)       (12.6)        (2.0)      (19.3)
International tax loss
 carryforwards                --          8.7           --         6.7
All other-net                8.5         14.6        (13.9)       11.1
                          -----------------------
                           215.2       (136.2)       145.0       (77.7)
Valuation allowance           --         (8.1)          --        (6.7)
                          -----------------------
                          $215.2      $(144.3)      $145.0      $(84.4)
                          -----------------------

  A reconciliation of the statutory United States income tax rate to the effective income tax rate follows:

                                       ----------------------------
                                          1998        1997     1996
-------------------------------------------------------------------
Statutory U.S. income tax rate            35.0%       35.0%    35.0%
State taxes                                2.6         2.0      3.2
International income                      (4.6)       (2.4)    (3.2)
Tax benefits related to export sales      (2.8)       (1.7)    (2.1)
Nondeductible amortization                 1.3          .8       .7
Other items                                2.0         (.2)     1.4
                                       ----------
Effective income tax rate                 33.5%       33.5%    35.0%
                                       ----------

  United States income taxes have not been provided on $544 million of undistributed earnings of international subsidiaries because of the Corporation's intention to reinvest these earnings. The determination of unrecognized deferred

NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

U.S. tax liability for the undistributed earnings of international subsidiaries is not practicable.
  Pretax income of international subsidiaries was $13.5 million in 1998, $76.4 million in 1997 and $74.2 million in 1996.
  Income taxes paid were $44.6 million in 1998, $75.1 million in 1997 and $95.6 million in 1996.

BUSINESS SEGMENTS
The Corporation is structured primarily around the markets it serves and operates in four business segments: Communications, Semiconductor, Lanier Worldwide, and Electronic Systems. The Communications segment produces broadcast, radio communications, and telecommunications products and systems. The Semiconductor segment produces advanced analog, digital, and mixed signal integrated circuits and discrete semiconductors for power, signal processing, data-acquisition, and logic applications. Lanier Worldwide sells and services copying and facsimile products, and PC-based healthcare management systems. The Electronic Systems segment engages in advanced research and develops, designs, and produces advanced communication and information processing systems.
  Communication and electronic products and systems are produced principally in the United States with international revenues derived primarily from exports. Copying and facsimile products are produced principally in Asia with international revenues derived from the Corporation's international subsidiaries.
  Net sales and operating profit by segment are on page 2. That information is an integral part of these financial statements.
  Sales made to the U.S. government by all segments (primarily Electronic Systems segment) were 24.0 percent of total sales in 1998, 22.7 percent of total sales in 1997 and 25.7 percent of total sales in 1996. Intersegment sales, which are insignificant, are accounted for at prices comparable to unaffiliated customers.
  Selected information by business segment and geographical area is summarized below:

                            ----------------------------------------
      (In millions)                1998            1997         1996
--------------------------------------------------------------------
IDENTIFIABLE ASSETS
Communications                 $  716.7        $  756.0     $  691.5
Semiconductor                   1,022.0           964.2        746.6
Lanier Worldwide                1,166.5         1,034.6        867.1
Electronic Systems                545.7           605.1        658.1
Corporate                         333.1           278.0        243.4
                             -----------
                               $3,784.0        $3,637.9     $3,206.7
                             ===========
CAPITAL EXPENDITURES
Communications                 $   32.7        $   29.2     $   33.8
Semiconductor                     103.8           176.4        146.8
Lanier Worldwide                   16.3            35.9         11.7
Electronic Systems                 24.9            24.1         28.1
Corporate                          29.2            13.8          5.0
                            -------------
                               $  206.9        $  279.4     $  225.4
                            =============
DEPRECIATION
Communications                 $   23.9        $   20.5     $   17.9
Semiconductor                      67.0            50.2         47.6
Lanier Worldwide                   19.9            16.8         10.3
Electronic Systems                 23.9            25.2         24.2
Corporate                           8.4             9.0          8.9
                            -------------
                               $  143.1        $  121.7     $  108.9
                            =============
GEOGRAPHICAL INFORMATION
U.S. operations:
Net sales                      $3,288.0        $3,227.8     $3,046.4
 Operating profit                 186.5           235.6        200.2
 Identifiable assets            2,867.5         2,914.3      2,544.4
International operations:
 Net sales                     $  602.2        $  569.4     $  574.8
 Operating profit                  13.5            76.4         74.2
 Identifiable assets              916.5           723.6        662.3

  Capital expenditures and depreciation do not include equipment for rental to customers. Corporate assets consist primarily of cash, marketable securities, deferred income taxes and plant and equipment.
  Export sales approximated $646.0 million in 1998, $550.0 million in 1997, and $631.6 million in 1996. Export sales and net sales of international operations were principally to Europe, Asia and Latin America.

FINANCIAL INSTRUMENTS
The carrying values of cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and short-term debt approximates fair value. The fair value of long-term debt was $787.2 million at July 3, 1998 and $701.0 million at June 27, 1997.
  The Corporation uses foreign exchange contracts and options to hedge intercompany accounts and off-balance-sheet foreign currency commitments. Specifically, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers, and firm committed operating expenses. Management believes the use of foreign currency financial instruments should reduce the risks which arise from doing business in international markets. Contracts are generally one year or less. At July 3, 1998, open foreign exchange contracts were $433.6 million (as described below), of which $222.7 million were to hedge off-balance-sheet commitments. Additionally, for the year ended July 3, 1998, the Corporation purchased and sold $1,474.5 million of foreign exchange forward and option contracts.

NOTES TO FINANCIAL STATEMENTS

  Deferred gains and losses are included on a net basis in the Consolidated Balance Sheet as other assets and are recorded in income as part of the underlying transaction when it is recognized.
  At July 3, 1998, the Corporation had $6.5 million in open option contracts. Total open foreign exchange contracts at July 3, 1998, are described in the table below.

COMMITMENTS TO BUY FOREIGN CURRENCIES

                       ------------------------------------------------
                        Contract Amount
                       -----------------
                       Foreign             Deferred Gains   Maturities
    (In millions)      Currency    U.S.     and (Losses)    (in months)
-----------------------------------------------------------------------
CURRENCY
Malaysian Ringgit        417.8    $145.8       $(45.0)         1-15
Belgian Franc          1,402.3      37.9         (0.4)         1-9
Irish Punt                13.0      19.1          (.9)         1-5
German Mark               31.3      17.5         (0.2)         3-9
French Franc             103.9      17.1          0.1          1-3
Swiss Franc                8.7       6.3         (0.6)         3
Japanese Yen             601.0       4.8         (0.4)         1-3
Norwegian Krone           23.6       3.1           --          6
Canadian Dollar            4.5       3.1           --          1-6
British Pound              1.9       3.1          0.1          1-6
Netherlands Guilder        3.1       1.5           --          9
Italian Lira           1,692.6       1.0           --         12
South African Rand         5.2       0.9           --          1
Hungarian Forint         192.9       0.8           --          6
Australian Dollar          0.2       0.1           --          8

COMMITMENTS TO SELL FOREIGN CURRENCIES

                        -----------------------------------------------
                        Contract Amount
                        ----------------
                        Foreign            Deferred Gains   Maturities
    (In millions)       Currency   U.S.     and (Losses)    (in months)
-----------------------------------------------------------------------
CURRENCY
Swiss Franc...........     91.9    $60.7         0.2        1-3
British Pound.........     25.6     42.0        (0.6)       1-23
German Mark...........     37.8     21.4         0.5        1-9
Belgian Franc.........    345.8      9.4         0.1        9
Canadian Dollar.......     13.0      9.3         0.4        6-8
French Franc..........     47.2      7.9         0.1        1-8
Malaysian Ringgit.....     19.7      4.8          --        3-4
Italian Lira..........  6,100.0      3.5          --        1-6
Danish Krone..........     18.4      2.7          --        9
Korean Won............  1,501.3      1.5         0.4        13-14
Netherlands Guilder...      2.9      1.4          --        9
Swedish Krona.........     10.3      1.3          --        12
Finnish Markka........      6.4      1.2          --        9
Irish Punt............      0.8      1.2          --        9
Hungarian Forint......    192.9      0.8          --        6
Czech Republic
 Koruna...............     25.0      0.7          --        6
Norwegian Krone.......      5.1      0.7          --        6
Spanish Peseta........     78.3      0.5          --        3
Australian Dollar.....      0.7      0.5          --        6-8

QUARTERLY FINANCIAL DATA (UNAUDITED)

                     Selected quarterly financial data is summarized below.

[CAPTION]

                                                                                 Quarters Ended
                       Dollars in Millions Except Per Share                                                            Total
                                      Amounts                       10-3-97      1-2-98       4-3-98      7-3-98(1)     Year
                      ------------------------------------------------------------------------------------------------------
                      FISCAL 1998
                      Net sales..............................       $979.6       $970.0       $961.6       $979.0   $3,890.2
                      Gross profit...........................        323.8        329.0        334.1        318.1    1,305.0
                      Income before income taxes.............         66.1         79.8         90.8        (36.7)     200.0
                      Net income.............................         43.6         52.7         59.9        (23.2)     133.0
                      Per share:
                        Basic net income.....................          .55          .67          .76        (.29)       1.68
                        Diluted net income...................          .55          .66          .75        (.29)       1.66
                        Cash dividends.......................          .22          .22          .22          .22        .88
                        Stock prices (high/low)..............     49-40.19     50-40.75  55.31-41.75     53-40.38
                                                               =============================================================

                     (1) Fiscal 1998 fourth quarter results include a $130.0
                         million ($86.4 million after income taxes or $1.08 per share) restructuring charge and a $12.0 million ($8.0 million after income taxes or 10 cents per share) provision for costs associated with an international contract.

[CAPTION]

                                                                                 Quarters Ended
                       Dollars in Millions Except Per Share                                                            Total
                                      Amounts                       9-30-96     12-31-96      3-31-97      6-27-97      Year
                      ------------------------------------------------------------------------------------------------------
                      FISCAL 1997
                      Net sales..............................       $883.4       $945.9       $921.4     $1,046.5   $3,797.2
                      Gross profit...........................        297.7        311.6        311.6        357.1    1,278.0
                      Income before income taxes.............         58.2         69.5         83.3        101.0      312.0
                      Net income.............................         38.1         45.5         55.6         68.3      207.5
                      Per share:
                        Basic net income.....................          .49          .59          .71          .86       2.66
                        Diluted net income...................          .49          .58          .70          .86       2.63
                        Cash dividends.......................          .19          .19          .19          .19        .76
                        Stock prices (high/low)..............  32.94-25.13  35.69-30.88     40-33.69  46.06-36.31
                                                               =============================================================

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                      HARRIS CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------------------
                     COL. A                         COL. B               COL. C                 COL. D         COL. E
-------------------------------------------------------------------------------------------------------------------------
                                                                        ADDITIONS
                                                               ---------------------------
                                                                  (1)            (2)
                                                  BALANCE AT   CHARGED TO     CHARGED TO
                                                  BEGINNING    COSTS AND    OTHER ACCOUNTS   DEDUCTIONS--    BALANCE AT
                  DESCRIPTION                     OF PERIOD     EXPENSES       DESCRIBE        DESCRIBE     END OF PERIOD
-------------------------------------------------------------------------------------------------------------------------
YEAR ENDED JULY 3, 1998:
Amounts Deducted From Respective Asset Accounts                                                $   515(A)
                                                                                               $ 7,477(B)
                                                                                               -------
     Allowances for collection losses...........   $28,266      $10,383        $    --         $ 7,992         $30,657
                                                   =======      =======        =======         =======         =======
YEAR ENDED JUNE 27, 1997:
Amounts Deducted From Respective Asset Accounts                                                $   812(A)
                                                                                                11,838(B)
                                                                                               -------
     Allowances for collection losses...........   $31,380      $ 8,880        $   656(C)      $12,650         $28,266
                                                   =======      =======        =======         =======         =======
YEAR ENDED JUNE 30, 1996:
Amounts Deducted From Respective Asset Accounts                                $    40(A)
                                                                                   132(C)
                                                                               -------
     Allowances for collection losses...........   $29,976      $ 8,407        $   172         $ 7,175(B)      $31,380
                                                   =======      =======        =======         =======         =======

Note A -- Foreign currency translation gains and losses.

Note B  -- Uncollectible accounts charged off, less recoveries on accounts previously charged off.

Note C -- Amounts reclassified from other accounts in the consolidated balance sheet.