Form 10-Q
period 1998-10-02
HARRIS CORP /DE/
filed 1998-11-12
CIK 202058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    Form l0-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION l3 or l5(d)
                     OF THE SECURITIES EXCHANGE ACT OF l934

                 For the quarterly period ended October 2, 1998

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to
                                    ------------------  ------------------

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


                                 (407) 727-9l00
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                        -------------------------------


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

The number of shares outstanding of the registrant's common stock, as of November 6, 1998 was 80,045,340 shares.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements.
------------------------------


                       HARRIS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME



The following information for the quarters ended October 2, 1998 and October 3, 1997 has not been audited by independent accountants, but in the opinion of management reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the indicated periods. The results of operations for the quarter ended October 2, 1998 are not necessarily indicative of the results for the full fiscal year.

                                                    Quarter Ended
                                               ------------------------
                                               October 2,   October 3,
                                                  1998         1997
                                               ----------   ----------
                                               (In millions, except per
                                                    share amounts)
Revenue
  Revenue from sales, rentals
   and services                                  $888.4       $979.6
  Interest                                         14.7          9.8
                                                 ------       ------
                                                  903.1        989.4
Costs and Expenses
Cost of sales, rentals and services               608.0        655.8
  Engineering, selling and administrative
   expenses                                       221.4        250.9
  Interest                                         21.1         16.9
  Special charge for litigation costs              20.6           --
  Other - net                                     (11.1)         (.3)
                                                 ------       ------

Income before income taxes                         43.1         66.1
Income taxes                                       14.7         22.5
                                                 ------       ------

Net Income                                       $ 28.4       $ 43.6
                                                 ======       ======

Net Income Per Common Share
    Basic                                        $  .36       $  .55
                                                 ======       ======
    Diluted                                      $  .36       $  .55
                                                 ======       ======

Cash Dividends Paid Per Common Share             $  .24       $  .22
                                                 ======       ======

Average Shares Outstanding
    Basic                                          79.5         79.1
                                                 ======       ======
    Diluted                                        79.9         79.7
                                                 ======       ======

                        See Notes to Financial Statements

                                       (2)

                               HARRIS CORPORATION AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEET
                                                                                       July 3,
                                                                      October 2,        1998
                                                                         1998         (audited)
                                                                      ----------      ---------
ASSETS                                                                    (In millions)
Current Assets
  Cash and cash equivalents                                            $  111.2       $  184.3
  Marketable securities                                                    18.0           44.5
  Accounts and notes receivable - net, less allowance
    for collection losses of $39,300,000 at October 2, 1998
    and $30,600,000 at July 3, 1998                                       853.0          805.1
  Unbilled costs and accrued earnings on fixed price contracts based on percentage-of-completion accounting, less progress payments of $177,900,000 at October 2, 1998 and
    $179,000,000 at July 3, 1998                                          223.5          247.0
  Inventories:
   Work in process and finished products                                  515.5          481.2
   Raw materials and supplies                                             111.4          122.4
                                                                       --------       --------
                                                                          626.9          603.6
  Deferred income taxes                                                   199.0          215.2
                                                                       --------       --------
          Total Current Assets                                          2,031.6        2,099.7
                                                                       ========       ========

Plant and equipment, less allowances for depreciation of
  $1,391,500,000 at October 2, 1998 and $1,360,900,000 at
  July 3, 1998                                                          1,005.3          947.0

Notes receivable - net                                                    222.5          232.5
Intangibles resulting from acquisitions                                   289.8          214.4
Other assets                                                              354.3          290.4
                                                                       --------       --------
                                                                       $3,903.5       $3,784.0
                                                                       ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                                                      $  361.0       $  231.0
  Accounts payable                                                        217.0          190.3
  Compensation and benefits                                               211.8          230.0
  Other accrued items                                                     293.1          241.9
  Advance payments and unearned income                                    216.8          228.2
  Income taxes                                                             26.9           83.9
  Current portion of long-term debt                                        56.6           56.5
                                                                       --------       --------
          Total Current Liabilities                                     1,383.2        1,261.8

Deferred income taxes                                                     133.1          144.3
Long-term debt                                                            783.4          768.6
Shareholders' Equity
  Capital stock:
    Preferred Stock, without par value:
      Authorized - 1,000,000 shares; issued - none                           --             --
    Common Stock, par value $1 per share:
      Authorized - 250,000,000 shares; issued 80,010,371 shares
       at October 2, 1998 and 80,012,625 at July 3, 1998                   80.0           80.0
  Other capital                                                           272.6          271.3
  Retained earnings                                                     1,292.1        1,282.8
  Unearned compensation                                                   (10.1)          (3.2)
  Accumulated other comprehensive loss                                    (30.8)         (21.6)
                                                                       --------       --------
  Total Shareholders' Equity                                            1,603.8        1,609.3
                                                                       --------       --------
                                                                       $3,903.5       $3,784.0
                                                                       ========       ========

                        See Notes to Financial Statements

                                       (3)

                       HARRIS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                           Quarter Ended
                                                      ------------------------
                                                      October 2,    October 3,
                                                         1998          1997
                                                      ----------    ----------
                                                            (In millions)
OPERATING ACTIVITIES
  Net income                                            $  28.4       $ 43.6
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation and amortization                            53.3         47.3
    Non-current deferred income tax                       (11.2)         (.4)
  (Increase) decrease in:
  Accounts and notes receivable                            23.0         24.6
    Unbilled costs and inventories                         26.9         11.9
    Other assets                                          (57.8)       (20.4)
  Increase (decrease) in:
    Trade payables and accrued expenses                   (23.4)       (69.0)
    Advance payments and unearned income                  (15.8)       (18.6)
    Income taxes                                          (21.8)        14.7
  Other                                                    14.8        (13.1)
                                                        -------       ------

Net cash provided by operating activities                  16.4         20.6

INVESTING ACTIVITIES
  Cash paid for acquired businesses                      (171.1)        (8.9)
  Additions of plant and equipment                        (47.4)       (72.6)
                                                        -------       ------

Net cash used in investing activities                    (218.5)       (81.5)

FINANCING ACTIVITIES
  Increase in short-term debt                             130.0         71.2
  Increase (decrease) in long-term debt                    14.8          (.5)
  Proceeds from sale of Common Stock                         .8          4.0
  Cash dividends                                          (19.1)       (17.6)
                                                        -------       ------

Net cash provided by financing activities                 126.5         57.1
                                                        -------       ------

Effect of exchange rate changes on cash and cash
  equivalents                                               2.5          (.5)
                                                        -------       ------
Net decrease in cash and cash equivalents                 (73.1)        (4.3)

Cash and cash equivalents, beginning of year              184.3         70.7
                                                        -------       ------

Cash and cash equivalents, end of quarter               $ 111.2       $ 66.4
                                                        =======       ======

                        See Notes to Financial Statements

                                       (4)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


October 2, 1998

Note A -- Basis of Presentation
-------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and changes in cash flows in conformity with generally accepted accounting principles. For further information refer to the financial statements and notes to financial statements included in the Corporation's Annual Report on Form 10-K for the fiscal year ended July 3, 1998.


Note B -- Accounting Changes
----------------------------

For the first quarter ended October 2, 1998, the Corporation adopted Statement of Financial Accounting Standards (FAS) No. 130, "Reporting Comprehensive Income". This Statement requires reporting of changes in shareholders' equity that do not result directly from transactions with shareholders. These changes include the fair value adjustment to certain cost-based investments and foreign currency translation adjustments. Comprehensive earnings for the quarters ended October 2, 1998 and October 3, 1997 were $19.2 million and $55.8 million, respectively. Prior year financial statements have been reclassified to conform to the requirements of FAS No. 130.

The components of accumulated other comprehensive loss, net of related tax, at October 2, 1998 and July 3, 1998 are as follows:

                                                       October 2,    July 3,
        (in millions)                                     1998        1998
        --------------------------------------------------------------------
        Net unrealized gains on securities
         available-for-sale                              $  8.6      $ 25.3
        Foreign currency translation adjustments          (39.4)      (46.9)
                                                          -----       -----
                                                         $(30.8)     $(21.6)

The Corporation also adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", as of the first quarter ended October 2, 1998. This statement establishes new rules for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. The Corporation was substantially in compliance with the provisions of the new statement and, therefore, will not be required to restate prior year business segment data.

Net sales, operating profit and net income by segment are on page 7. That information is an integral part of these financial statements. Intersegment revenues are not material and there is no material change in segment total assets from prior fiscal year-end amounts.

                                       (5)

Note C -- Net Income Per Share
------------------------------

Average outstanding shares used in the computation of net income per share are as follows:

                                                    Quarter Ended
                                               October 2,    October 3,
     (in millions)                                1998          1997
     ------------------------------------------------------------------
      Basic:
        Weighted average shares
         outstanding                               80.0          79.7
          Contingently issuable shares              (.5)          (.6)
                                                   ----          ----
                                                   79.5          79.1
                                                   ====          ====

        Diluted:
          Weighted average shares
           outstanding                             80.0          79.7
          Dilutive stock options                     .2            .3
          Contingently issuable shares              (.3)          (.3)
                                                   ----          ----
                                                   79.9          79.7
                                                   ====          ====

Note D -- Restructuring
-----------------------

In fiscal 1998, the Corporation recorded a $130.0 million charge ($86.4 million after income taxes) for the restructuring of its operations. Reserve usage for the quarter end October 2, 1998 is summarized below:

                                           Use of Reserves
                     Reserve Balance      -----------------        Reserve Balance
(in millions)        at July 3, 1998      Cash     Non-Cash       at October 2, 1998
------------------------------------------------------------------------------------
Severance benefits        $48.1           $6.9          -               $41.2
Other exit costs            9.9            1.9          -                 8.0
                          -----           ----       ----               -----
                          $58.0           $8.8          -               $49.2
                          =====           ====       ====               =====

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

At October 2, 1998, the Company had foreign currency exchange contracts to buy
319.7 million Malaysian Ringgits for $99.6 million. The maturity period for these contracts is 1 to 12 months. Deferred losses resulting from ringgit contracts is $32.5 million.

                                       (6)

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
--------------

RESULTS OF OPERATIONS

Net sales, operating profit and net income for the first quarter of fiscal 1999 were lower than the same period last year by 9.3 percent, 34.8 percent and 34.9 percent, respectively. Fiscal 1999 first quarter results include a $20.6 million ($13.6 million after tax) provision related to a patent litigation judgment.

Segment net sales, operating profit and net income were as follows:

                                             Quarter Ended
                                       -------------------------
                                       October 2,     October 3,      Percent
                                         1998           1997        Inc./(Dec.)
                                       ----------     ----------    -----------
                                             (In Millions)
         NET SALES
         Electronic Systems              $211.0         $261.4         (19)
         Semiconductor                    143.3          180.7         (21)
         Communications                   202.8          240.3         (16)
         Lanier Worldwide                 331.3          297.2          11
                                         ------         ------
                  Total                  $888.4         $979.6          (9)
                                         ======         ======

         OPERATING PROFIT
         Electronic Systems              $ 22.9         $ 20.6          11
         Semiconductor                     18.3           22.0         (17)
         Communications                    (6.3)          24.2        (126)
         Lanier Worldwide                  28.9           28.1           3
         Corporate Expense                   .4          (11.9)        103
         Interest Expense                 (21.1)         (16.9)        (25)
                                         ------         ------
                  Total                  $ 43.1         $ 66.1         (35)
                                         ======         ======

         NET INCOME
         Electronic Systems              $ 11.9         $  8.4          42
         Semiconductor                      9.1           10.7         (15)
         Communications                    (6.4)          12.3        (152)
         Lanier Worldwide                  13.8           12.2          13
                                         ------         ------
                  Total                  $ 28.4         $ 43.6         (35)
                                         ======         ======

Sales in the Electronic Systems segment were 19 percent lower than last year's first quarter, while segment operating profit and net income increased 11 percent and 42 percent respectively. Lower sales resulted from reduced demand in all segment product lines. Segment earnings benefited from higher margin program mix, income from joint ventures and higher interest income.

Semiconductor segment sales were sharply lower for the quarter due to industry-wide pricing pressure and weak demand. Continuing price pressures, weak demand, and lower royalty income impacted operating profit and net income which declined 17 percent and 15 percent, respectively. Lower operating expenses resulting from prior year restructuring actions, ongoing cost controls, and gains from the sale of investment securities helped to preserve margins.

Sales in the Communications segment were 16 percent lower than last year's comparable quarter due to weakness in the international economy, reduced demand and dampened pricing for some of the segment's products. Segment operating profit, which was adversely impacted by a $20.6 million provision related to a patent litigation judgement, declined significantly. Lower gains on the sale of investment securities also contributed to a lower earnings.

Lanier Worldwide segment net sales increased 11 percent and was driven by the successful first quarter acquisition and integration of the Agfa-Gevaert Group's copying systems business. The acquisition doubles Lanier's market share in the European office equipment market. Both domestic and international net income increased due to improved operating profit margin in its domestic business and higher international sales.

                                       (7)

Cost of sales as a percentage of net sales was 68.4 percent in the first quarter compared to 66.9 percent for the comparable prior year period. The increase in the cost ratio was primarily due to a declining gross margin in the Semiconductor segment. Declining unit volumes, continuing price pressures, the continuing decline in royalties and losses in the logic business that the segment is exiting under previously announced restructuring actions all contributed to the lower gross margin.

Engineering, selling, and administrative expenses as a percentage of net sales decreased to 24.9 percent in the first quarter from 25.6 percent in last year's first quarter. The decrease in the operating expense ratio was due to lower administrative expenses resulting from restructuring actions and lower expenses associated with employee benefit plans.

Interest income was higher in the first quarter because of interest earned on amounts due from the Internal Revenue Service. Interest expense also increased in the first quarter of fiscal 1999, due to higher average borrowings and a lower amount of capitalized interest compared to the prior year's first quarter. Capitalized interest is included as a component of plant and equipment on the balance sheet. "Other-net" expense was lower due primarily to gains on foreign currency and higher earnings from joint ventures.

The provision for income taxes as a percentage of pretax income was 34.0 percent in both the first quarter and prior year comparable period. The statutory federal income tax rate for both periods was 35.0 percent. Both periods benefited from tax rates on foreign source income and export sales.

Net income as a percentage of sales was 3.2 percent for the first quarter of fiscal 1999, and 4.5 percent for last year's first quarter for the previously stated reasons.

LIQUIDITY AND FINANCIAL POSITION

Working capital decreased from $837.9 million at July 3, 1998, to $648.4 million at the end of the first quarter largely due to cash and short-term debt used to fund Lanier Worldwide's acquisition of the Agfa-Gevaert copying systems business. Capital expenditures are down substantially from last year's first quarter due to completion of several semiconductor related projects. Total capital expenditures for the Corporation in fiscal 1999, including expenditures for customer rental equipment, are expected to be approximately $220 million. On October 28, 1998, the Corporation filed a $500 million "shelf" debt registration statement with the Securities and Exchange Commission. After this statement becomes effective, debt securities may be issued from time to time under a prospectus supplement that will contain specific information about the terms of an offering. Proceeds from the sale of debt securities will be used for general corporate purposes, including the repayment of existing indebtedness and additions to working capital. In November 1998, the Company's 364-day $300 million credit facility expires and it is the Company's intention not to replace this facility due to sufficient other borrowing capacity. The requirement for funds to finance capital expenditures, acquisitions of new businesses and other operational requirements during fiscal 1999 will be met by cash flow from operations, potential sales of debt securities and other available borrowing capacity.

YEAR 2000 ISSUE

For the fiscal year-end July 3, 1998, the Company discussed in its Annual Report on Form 10-K programs underway to address the Year 2000 issue. At October 2, 1998, the Company had completed over 100 of its remediation programs and was actively working on more than an additional 250 programs. The focus of these in-process programs is to replace or modify time-sensitive software systems and equipment. The Company has provided Year 2000 internet web pages to communicate general and product specific issues and has initiated formal programs with customers to resolve certain Year 2000 problems. However, the Company believes it has no material exposure to contingencies related to the Year 2000 issue for the products it has sold.

                                       (8)

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

The Company believes it is diligently addressing the Year 2000 issues and that it will satisfactorily resolve significant Year 2000 problems. The Company anticipates completing most of its Year 2000 projects during fiscal 1999, with major completion milestones being targeted for the second and fourth quarters of fiscal 1999. In the event the Company falls short of these milestones, additional internal resources will be focused on completing these projects or developing contingency plans. The estimated cost for resolving Year 2000 issues is approximately $46 million with approximately $26 million planned for fiscal 1999. These costs are generally not incremental to existing information technology budgets. Rather, internal resources were re-deployed and timetables for implementation of replacement systems were accelerated. The largest portion of this expenditure is being used to replace existing software and hardware. Estimates of Year 2000 related costs are based on numerous assumptions and there is no certainty that estimates will be achieved and actual costs could be materially greater than anticipated. Specific factors that might cause such difference include, but are not limited to, the continuing availability of personnel trained in this area, the ability to timely identify and correct all relevant computer programs, and similar uncertainties.

EURO CONVERSION

On January 1, 1999, certain members of the European Economic and Monetary Union will adopt a common currency, the Euro. The adoption of the Euro will affect a multitude of financial and business applications within the Company. Programs to address changes needed to comply with all laws and regulations are underway and are expected to be completed or substantially completed by January 1, 1999; however, there can be no certainty that such plans will be successfully implemented or that external factors will not have an adverse effect on the Company's operations. Costs associated with these programs are expensed as incurred and are not expected to be material to results of operations, financial condition or liquidity.

OUTLOOK

The Company believes that revenues will be relatively flat in the second quarter and by the second half of the fiscal year will show increases over comparable prior year periods. On September 23, 1998, the Company announced that fiscal 1999 earnings from operations are expected to be slightly below fiscal 1998 results before restructuring provisions. The ongoing semiconductor industry downturn and general market weaknesses for communications products throughout Asia, eastern Europe and South America continue to impact earnings from operations.

The fiscal 1998 restructuring program is being vigorously implemented to reduce costs and maintain profit margins. Restructuring actions and other ongoing cost controls will help balance near-term results and long-term positioning to retain and grow market share in all business segments.

                                       (9)

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

The Company's consolidated results and the forward-looking statements could be affected by, among other things, general economic conditions in the markets in which the Company operates; economic developments that have a particularly adverse effect on one or more of the markets served by the Company; the ability to execute management's internal operating plans (specifically, management's restructuring plan announced in July 1998 which includes employee reductions, cost reductions in its commodity semiconductor lines, particularly Logic products, consolidation of administrative, technical, sales and marketing functions, and manufacturing facilities, and the successful exit of several product lines and a program); stability of key markets for communications products, particularly Asia, eastern Europe and South America; fluctuations in foreign currency exchange rates and the effectiveness of the Company's currency hedging program; worldwide demand and product pricing for integrated semiconductor circuits, particularly power products; reductions in the U.S. and worldwide defense and space budgets; continuing consolidation in the U.S. defense industry; the Company's ability to recover costs incurred on fixed price contracts; termination of customer contracts; continued development and market acceptance of new products, especially digital television broadcast products and semiconductor wireless products; continued success of the Company's patent licensing programs, particularly as it relates to the Semiconductor and Communications segments; and the successful resolution of general litigation. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

                                      (10)

                           PART II. OTHER INFORMATION
                           --------------------------

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

     (a) Exhibits:

         (10)  Material Contracts

               (i)   Amendment to the Harris Corporation Retirement Plan.
               (ii)  Amendment to the Harris Corporation Union Retirement Plan.
               (iii) Amendment No. 1 to Harris Corporation 1997 Directors'
                     Deferred Compensation and Annual Stock Unit Award Plan.


         (12)  Ratios of Earnings to Fixed Charges.
         (27)  Financial Data Schedule.

     (b) Reports on Form 8-K.

          (i) The Registrant filed with the Commission a Current Report on Form 8-K dated July 14, 1998 relating to certain restructuring charges and the consummation of the acquisition of the assets of the Copying Systems Business Unit of the Agfa-Geveart Group.
         (ii) The Registrant filed with the Commission a Current Report on Form 8-K dated August 31, 1998 relating to its 1,000,000 share repurchase program and increased quarterly dividend rate.
        (iii) The Registrant filed with the Commission a Current Report on Form 8-K dated September 23, 1998 relating to announced lower than expected earnings for the first quarter of fiscal 1998.



         Items 1, 2, 3, 4, and 5 of Part II are not applicable and have been omitted.


                                    SIGNATURE
                                    ---------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HARRIS CORPORATION
                                        -------------------------------------
                                        (Registrant)

Date: November 12, 1998                 By: /s/ Bryan R. Roub
                                            ---------------------------------
                                            Bryan R. Roub
                                            Senior Vice President & Chief
                                            Financial Officer (principal
                                            financial officer and duly
                                            authorized officer)

                                      (11)

                                 EXHIBIT INDEX


 Exhibit No.
 Under Reg.
S-K, Item 601                         Description
-------------                         -----------

   10(i)        Amendment to the Harris Corporation Retirement Plan.

   10(ii)       Amendment to the Harris Corporation Union Retirement Plan.

   10(iii) Amendment No. 1 to Harris Corporation 1997 Directors' Deferred Compensation and Annual Stock Unit Award Plan.

    (12)        Ratios of Earnings to Fixed Charges.

    (27)        Financial Data Schedule.