Form 10-Q
period 1999-01-01
HARRIS CORP /DE/
filed 1999-02-16
CIK 202058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM l0-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION l3 or l5(d)
                     OF THE SECURITIES EXCHANGE ACT OF l934

                 For the quarterly period ended January 1, 1999

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from       to


                          Commission File Number l-3863

                               HARRIS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                        34-0276860
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)





                            l025 West NASA Boulevard
                            Melbourne, Florida           32919
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)




                                 (407) 727-9l00
                          ----------------------------
              (Registrant's telephone number, including area code)




                          ----------------------------



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

The number of shares outstanding of the registrant's common stock, par value $1.00 per share, as of February 12, 1999 was 78,875,164 shares.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------




Item 1.  Financial Statements.
------------------------------

                       HARRIS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME


The following information for the quarter and two quarters ended January 1, 1999 and January 2, 1998, has not been audited by independent accountants, but in the opinion of management reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the indicated periods. The results of operations for the quarter and two quarters ended January 1, 1999 are not necessarily indicative of the results for the full fiscal year.

                                            Quarter Ended            Two Quarters Ended
                                       -----------------------      ----------------------
                                       January 1,   January 2,      January 1,  January 2,
                                         1999          1998           1999         1998
                                       ----------   ----------      ----------  ----------
                                             (In millions, except per share amounts)

Revenue
  Revenue from sales, rentals
   and services                         $919.4        $970.0        $1,807.8      $1,949.6
  Interest                                 9.8           9.7            24.5          19.5
                                         -----         -----         -------       -------
                                         929.2         979.7         1,832.3       1,969.1

Costs and Expenses
  Cost of sales, rentals and
    services                             610.0         641.0         1,218.0       1,296.8
  Engineering, selling and
    administrative expenses              237.3         245.6           458.7         496.5
  Interest                                21.2          16.4            42.3          33.3
  Restructuring expense                  (11.0)            -           (11.0)            -
  Special charge for litigation costs        -             -            20.6             -
  Other - net                             (8.1)         (3.1)          (19.2)         (3.4)
                                         -----         -----          ------       -------

Income before income taxes                79.8          79.8           122.9         145.9
Income taxes                              27.0          27.1            41.7          49.6
                                         -----         -----          ------       -------

Net Income                              $ 52.8        $ 52.7         $  81.2      $   96.3
                                        ======        ======         =======      ========

Net Income Per Common Share
  Basic                                   $.66          $.67           $1.02         $1.22
                                          ====          ====           =====         =====
  Diluted                                 $.66          $.66           $1.02         $1.21
                                          ====          ====           =====         =====

Cash Dividends Paid Per Common Share      $.24          $.22           $ .48         $ .44
                                          ====          ====           =====         =====

Average Shares Outstanding
  Basic                                   79.5          79.2            79.5          79.2
                                          ====          ====            ====          ====
  Diluted                                 79.8          80.2            79.8          80.1
                                          ====          ====            ====          ====








                        See Notes to Financial Statements




                                       (2)

                       HARRIS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                      July 3,
                                                                      January 1,       1998
                                                                        1999        (audited)
                                                                      -------       -------
ASSETS                                                                      (In millions)
Current Assets
  Cash and cash equivalents                                          $  127.8      $  184.3
  Marketable securities                                                  24.9          44.5
  Accounts and notes receivable - net,
    less allowance for collection losses of
    $46,900,000 at January 1, 1999
    and $30,600,000 at July 3, 1998                                     879.0         805.1
  Unbilled costs and accrued earnings on fixed price contracts based on percentage-of-completion accounting, less progress payments of $170,900,000 at January 1, 1999 and
    $179,000,000 at July 3, 1998                                        214.6         247.0
  Inventories:
    Work in process and finished products                               477.0         481.2
    Raw materials and supplies                                          109.0         122.4
                                                                      -------       -------
                                                                        586.0         603.6
  Deferred income taxes                                                 192.4         215.2
                                                                      -------       -------
          Total Current Assets                                        2,024.7       2,099.7

Plant and equipment, less allowances for depreciation of
  $1,433,900,000 at January 1, 1999 and $1,360,900,000 at
  July 3, 1998                                                          981.2         947.0

Notes receivable - net                                                  220.5         232.5
Intangibles resulting from acquisitions                                 283.1         214.4
Other assets                                                            386.8         290.4
                                                                     --------      --------
                                                                     $3,896.3      $3,784.0
                                                                     --------      --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                                                    $  367.1      $  231.0
  Accounts payable                                                      192.7         190.3
  Compensation and benefits                                             211.1         230.0
  Other accrued items                                                   281.6         241.9
  Advance payments and unearned income                                  201.4         228.2
  Income taxes                                                           38.5          83.9
  Current portion of long-term debt                                      58.2          56.5
                                                                     --------      --------
          Total Current Liabilities                                   1,350.6       1,261.8

Deferred income taxes                                                   134.1         144.3
Long-term debt                                                          770.5         768.6
Shareholders' Equity
  Capital stock:
    Preferred Stock, without par value:
      Authorized - 1,000,000 shares; issued - none                          -             -
    Common Stock, par value $1 per share:
      Authorized - 250,000,000 shares; issued 79,842,964 shares
        at January 1, 1999 and 80,012,625 at July 3, 1998                79.8          80.0
  Other capital                                                         271.2         271.3
  Retained earnings                                                   1,321.3       1,282.8
  Unearned compensation                                                  (6.8)         (3.2)
  Accumulated other comprehensive loss                                  (24.4)        (21.6)
                                                                     --------      --------
  Total Shareholders' Equity                                          1,641.1       1,609.3
                                                                     --------      --------
                                                                     $3,896.3      $3,784.0
                                                                     ========      ========


                        See Notes to Financial Statements


                                       (3)

                       HARRIS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS



                                                        Two Quarters Ended
                                                      January 1,   January 2,
                                                         1999         1998
                                                     ------------   --------
                                                            (In millions)

OPERATING ACTIVITIES
  Net income                                            $ 81.2        $ 96.3
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                      139.2          97.3
      Non-current deferred income tax                   (10.2)          (3.4)
  (Increase) decrease in:
    Accounts and notes receivable                           .3          40.9
    Unbilled costs and inventories                        77.7          (3.0)
    Other assets                                         (73.7)        (43.6)
  Increase (decrease) in:
    Trade payables and accrued expenses                  (59.5)        (47.7)
    Advance payments and unearned income                 (31.2)        (32.7)
    Income taxes                                          (5.3)         11.3
  Other                                                   21.2           4.9
                                                        ------        ------

Net cash provided by operating activities                139.7         120.3
                                                        ------        ------

INVESTING ACTIVITIES
  Cash paid for acquisitions                            (186.4)         (9.9)
  Additions of plant and equipment                      (116.6)       (140.7)
                                                        ------        ------

Net cash used in investing activities                   (303.0)       (150.6)
                                                        ------        ------

FINANCING ACTIVITIES
  Increase in short-term debt                            137.8          18.8
  Increase (decrease) in long-term debt                    1.9           (.2)
  Proceeds from sale of Common Stock                       1.6           6.3
  Purchase of Common Stock for Treasury                   (5.5)            -
  Cash dividends                                         (38.3)        (35.0)
                                                        ------        ------

Net cash provided by (used in) financing activities       97.5         (10.1)
                                                        ------        ------

Effect of exchange rate changes on cash and cash
  equivalents                                              9.3            .5
                                                        ------        ------

Net decrease in cash and cash equivalents                (56.5)        (39.9)

Cash and cash equivalents, beginning of year             184.3          70.7
                                                        ------        ------

Cash and cash equivalents, end of period                $127.8        $ 30.8
                                                        ======        ======





                        See Notes to Financial Statements


                                       (4)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


January 1, 1999

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

Note B -- Accounting Changes
----------------------------

For the first quarter ended October 2, 1998, the Corporation adopted Statement of Financial Accounting Standards (FAS) No. 130, "Reporting Comprehensive Income". This Statement requires reporting of changes in shareholders' equity that do not result directly from transactions with shareholders. These changes include the fair value adjustment to certain cost-based investments and foreign currency translation adjustments. Comprehensive earnings for the quarter and the first two quarters ended January 1, 1999 were $59.1 million and $78.3 million, respectively. Prior fiscal year comprehensive earnings for the quarter and the first two quarters ended January 2, 1998 were $19.0 million and $74.8 million, respectively. Prior year financial statements have been reclassified to conform to the requirements of FAS No. 130.

The components of accumulated other comprehensive loss, net of related tax, at January 1, 1999 and July 3, 1998 are as follows:

                                                          January 1,    July 3,
        (in millions)                                        1999        1998
        -----------------------------------------------------------------------

        Net unrealized gains on securities
         available-for-sale                                 $ 13.0      $ 25.3
        Foreign currency translation adjustments             (37.4)      (46.9)
                                                             -----       -----
                                                            $(24.4)     $(21.6)
                                                             ======      ======

The Corporation also adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", as of the first quarter ended October 2, 1998. This statement establishes new rules for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. The Corporation was in compliance with the provisions of the new statement and, therefore, will not be required to restate prior year business segment data.

Net sales, operating profit and net income by segment are on page 7. That information is an integral part of these financial statements. Intersegment revenues are not material.

Total assets by segment are as follows:

                                          January 1,        July 3,
              (in millions)                  1999            1998
              ------------------------------------------------------

              Electronic Systems          $  405.3         $  545.7
              Semiconductor                  764.4          1,022.0
              Communications                 734.0            716.7
              Lanier Worldwide             1,678.5          1,166.5
              Corporate                      314.1            333.1
                                          --------         --------
                                          $3,896.3         $3,784.0
                                          ========         ========



                                       (5)

Note C -- Net Income Per Share

Average outstanding shares used in the computation of net income per share are as follows:

                                           Quarter Ended            Two Quarters Ended
                                      January 1,    January 2,     January 1,   January 2,
   (in millions)                        1999          1998           1999          1998
-------------------------------------------------------------------------------------------
Basic:
  Weighted average shares
   outstanding                            80.0         79.9         80.0         79.8
  Contingently issuable shares             (.5)         (.7)         (.5)         (.6)
                                          ----         ----         ----         ----
                                          79.5         79.2         79.5         79.2
                                          ====         ====         ====         ====

Diluted:
  Weighted average shares
   outstanding                            80.0         79.9         80.0         79.8
  Dilutive stock options                    .2           .3           .1           .3
  Contingently issuable shares             (.4)           -          (.3)           -
                                          ----         ----         ----         ----
                                          79.8         80.2         79.8         80.1
                                          ====         ====         ====         ====

Note D -- Restructuring
-----------------------

In fiscal 1998, the Corporation recorded a $127.6 million charge ($84.9 million after income taxes) for the restructuring of its operations. Restructuring actions included a work force reduction of approximately 2,300 employees and the exit of six product lines, the most significant being the semiconductor commercial logic product line. At January 1, 1999 1,450 employees have been terminated with the remainder to be terminated before the end of fiscal 1999. During the second quarter ended January 1, 1999, the Corporation completed the sale of its Semiconductor commercial logic product line. This sale resulted in a gain before income taxes of $11.0 million. Other smaller product lines are in the process of being discontinued through the fulfillment of sales backlog and commitments, collection of receivables and the liquidation of inventory.

Reserve usage for the two quarters ended January 1, 1999 is summarized below:


                     Reserve Balance    Use of Reserves      Reserve Balance
(in millions)        at July 3, 1998   Cash     Non-Cash    at January 1, 1999
------------------------------------------------------------------------------

Severance benefits        $48.1        $16.5                       $31.6
Other exit costs           20.7          1.9       $6.3             12.5
                          -----        -----       ----            -----
                          $68.8        $18.4       $6.3            $44.1
                          =====        =====       ====            =====


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

At January 1, 1999, the Company had foreign currency exchange contracts to buy
192.1 million Malaysian Ringgits for $50.5 million. The maturity period for these contracts is 1 to 8 months. Deferred losses resulting from ringgit contracts are $33.3 million.








                                       (6)

Item 2. Management's Discussion & Analysis of Financial Condition & Results of
------------------------------------------------------------------------------
        Operations.
        -----------

RESULTS OF OPERATIONS

Net sales for the second quarter and first two quarters were lower than the comparable periods a year ago while earnings were flat for the current quarter and down for the first two quarters. Fiscal 1999 second quarter results include a restructuring gain of $11.0 million ($6.7 million after tax) from the sale of a product line and results for the first two quarters include a $20.6 million ($13.6 million after tax) provision related to a patent litigation judgment. Segment net sales, operating profit and net income were as follows:

                                               Quarter Ended                                   Two Quarters Ended
                                    ---------------------------------------     -----------------------------------------------
                                      Jan. 1,         Jan. 2,      Percent               Jan. 1,        Jan. 2,     Percent
                                       1999            1998       Inc./(Dec.)             1999           1998      Inc./(Dec.)
                                    ---------------------------------------     -----------------------------------------------
                                                                     (Dollars in millions)
NET SALES
Electronic Systems                    $187.6          $237.6          (21)             $  398.6       $  499.0        (20)
Semiconductor                          136.2           174.7          (22)                279.5          355.5        (21)
Communications                         233.0           238.8           (2)                435.8          479.0         (9)
Lanier Worldwide                       362.6           318.9           14                 693.9          616.1         13
                                       -----           -----                            -------        -------
Total                                 $919.4          $970.0           (5)             $1,807.8       $1,949.6         (7)
                                       =====           =====                            =======        =======

OPERATING PROFIT
Electronic Systems                    $ 19.4          $ 18.7            4              $   42.3       $   39.3          8
Semiconductor                           25.9            23.0           13                  44.1           45.0         (2)
Communications                          15.0            29.3          (49)                  8.7           53.5        (84)
Lanier Worldwide                        46.0            35.8           28                  75.0           64.0         17
Corporate Expense                       (5.3)          (10.6)         (50)                 (4.9)         (22.6)       (78)
Interest Expense                       (21.2)          (16.4)          29                 (42.3)         (33.3)        27
                                       -----           -----                              -----          -----
  Total                               $ 79.8          $ 79.8            -              $  122.9       $  145.9        (16)
                                       =====           =====                              =====          =====

NET INCOME
Electronic Systems                    $  9.3          $  7.7           21              $   21.2       $   16.2         31
Semiconductor                           11.2            12.1           (7)                 20.3           22.7        (11)
Communications                           7.8            15.7          (50)                  1.4           28.0        (95)
Lanier Worldwide                        24.5            17.2           42                  38.3           29.4         30
                                        ----            ----                              -----          -----
Total                                 $ 52.8          $ 52.7            -              $   81.2       $   96.3        (16)
                                        ====            ====                              =====          =====

The Electronic Systems segment reported lower sales for both the second quarter and the first two quarters because new program starts have not kept pace with the wind-down of ongoing defense and other government programs. Notwithstanding lower sales, segment earnings were higher for both the second quarter and the first two quarters compared to prior year periods due to higher margins and higher award fees in ongoing government and commercial projects, and higher first quarter interest income.

Semiconductor segment sales were lower for the quarter and the first two quarters due to industry-wide pricing pressure for commodity products and weak demand. Continuing pricing pressure, weak demand, and lower royalty income negatively impacted operating profit and net income while lower operating expenses resulting from prior year restructuring actions and ongoing cost controls helped to preserve margins. Operating profit in this year's second quarter also includes an $11.0 million gain from the sale of technology associated with the segment's exit of its commercial logic product line.

Sales in the Communications segment were 2 percent lower in the second quarter and 9 percent lower for the first two quarters compared to the prior year periods. Continuing weakness in its international markets, reduced demand, and dampened pricing for some of the segment's products, particularly its microwave systems product line, contributed to lower sales. Segment earnings were significantly lower for both the quarter and year-to-date compared to the prior year periods because of lower sales and lower gains from the sale of investment securities. Earnings for the first two quarters also were adversely impacted by a $20.6 million ($13.6 million after tax) provision for a patent litigation judgment.



                                       (7)

Lanier Worldwide segment sales increased in both the second quarter and the first two quarters over prior year periods and were driven by the successful first quarter acquisition and integration of the Agfa-Gevaert Group's copying systems business. The acquisition doubles Lanier's market share in the European office equipment market. Both domestic and international net income increased due to improved operating profit margin as a result of ongoing cost reductions in its domestic business and higher international sales.

Corporate expense decreased significantly for the most recent quarter and the first two quarters in fiscal 1999 due primarily to lower expenses associated with employee benefit and retirement plans.

Cost of sales as a percentage of net sales increased to 66.3 percent in the second quarter and 67.4 percent in the first two quarters of this year, compared to 66.1 percent and 66.5 percent for the respective periods last year. The increase in the cost ratio was primarily due to declining unit volumes, continuing price pressures, and a continuing decline in royalty income in the Semiconductor segment.

Engineering, selling, and administrative expenses as a percentage of net sales were 25.8 percent for the second quarter and 25.4 percent for the first two quarters compared to 25.3 percent and 25.5 percent for the respective prior year periods. The increase in the second quarter ratio was due to a higher proportion of administrative and general expenses.

Interest income was higher in the first two quarters because of interest earned on amounts due from the Internal Revenue Service. Interest expense also increased in both the second quarter and the first two quarters of fiscal 1999, due to higher average borrowings and a lower amount of capitalized interest compared to the prior year's periods. Capitalized interest is included as a component of plant and equipment on the balance sheet. "Other-net" expense was lower due primarily to gains on foreign currency and gains from the sale of assets.

The provision for income taxes as a percentage of pretax income was 34.0 percent in all periods. The statutory federal tax rate for all periods was 35.0 percent. All periods benefited from lower tax rates on foreign source income and export sales.

Net income as a percentage of sales was 5.7 percent for the second quarter and
4.5 percent for the year-to-date, compared to 5.4 percent and 4.9 percent in the same periods last year for the previously stated reasons.

LIQUIDITY AND FINANCIAL POSITION

Working capital decreased from $837.9 million at July 3, 1998, to $674.1 million at the end of the second quarter largely due to cash and short-term debt used to fund Lanier Worldwide's acquisition of the Agfa-Gevaert copying systems business. Capital expenditures are down substantially from last year's first two quarters due to completion of several semiconductor related projects. Total capital expenditures for the Corporation in fiscal 1999, including expenditures for customer rental equipment, are expected to be approximately $239 million compared to $285 million for fiscal 1998. Cash expenditures during the first two quarters for restructuring actions were $18 million with an additional $32 million expected in the second half of fiscal 1999. On October 28, 1998, the Corporation filed a $500 million "shelf" debt registration statement with the Securities and Exchange Commission. After this statement becomes effective, debt securities may be issued from time to time under a prospectus supplement that will contain specific information about the terms of an offering. Proceeds from the sale of debt securities will be used for general corporate purposes, including the repayment of existing indebtedness and additions to working capital. In November 1998, the Company's 364-day $300 million credit facility expired and it is the Company's intention not to replace this facility due to sufficient other borrowing capacity. The requirement for funds to finance capital expenditures, acquisitions of new businesses and other operational requirements during fiscal 1999 will be met by cash flow from operations, potential sales of debt securities and other available borrowing capacity.




                                       (8)

YEAR 2000 ISSUE

For the fiscal year-end July 3, 1998, the Company discussed in its Annual Report on Form 10-K programs underway to address the Year 2000 issue. At January 1, 1999, the Company had completed over 117 of its remediation programs and was actively working on more than an additional 269 programs. The focus of these in-process programs is to replace or modify time-sensitive software systems and equipment. The Company has provided Year 2000 internet web pages to communicate general and product specific issues and has initiated formal programs with customers to resolve certain Year 2000 problems. However, the Company believes it has no material exposure to contingencies related to the Year 2000 issue for the products it has sold.

The Company has Year 2000 exposure in its operating systems and business systems; including engineering, manufacturing, order fulfillment, program management, financial and administrative functions. It is the Company's belief that the greatest potential risk from the Year 2000 issue could be its inability to meet commitment dates on delivery of product and has focused the majority of the Company's effort and dedicated resources to address this issue. In addition, the Company believes that a limited number of the non-information technology systems, such as manufacturing machinery, equipment and test equipment with date sensitive software and embedded microprocessors may be affected, and evaluation and remediation are continuing.

The Company believes it is diligently addressing the Year 2000 issues and that it will satisfactorily resolve significant Year 2000 problems. The Company anticipates completing most of its Year 2000 projects during fiscal 1999, with major completion milestones being targeted for the fourth quarter of fiscal 1999. In the event the Company falls short of these milestones, additional internal resources will be focused on completing these projects or developing contingency plans. The estimated cost for resolving Year 2000 issues is approximately $46 million with approximately $26 million planned for fiscal 1999. These costs are generally not incremental to existing information technology budgets. Rather, internal resources were re-deployed and timetables for implementation of replacement systems were accelerated. The largest portion of this expenditure is being used to replace existing software and hardware.

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

EURO CONVERSION

On January 1, 1999, certain members of the European Economic and Monetary Union adopted a common currency, the Euro. The adoption of the Euro affects a multitude of financial and business applications within the Company. Programs to address changes needed to comply with all laws and regulations have been implemented with no adverse effect on the Company's operations. Costs associated with these programs were expensed as incurred and were not material to results of operations, financial condition or liquidity.

OUTLOOK

The Company believes that revenue will be relatively flat for the fiscal year. Earnings for the third quarter and the fiscal year are expected to be lower than fiscal 1998 results before restructuring provisions. Lower royalty income and an ongoing industry downturn in the Company's semiconductor business and general market weakness for communications products continue to adversely impact earnings from operations.

The fiscal 1998 restructuring program is being vigorously implemented to reduce cost and maintain profit margins. Restructuring actions and other ongoing cost controls will help balance near-term results and long-term positioning to retain and grow market share in all business segments.


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

The Company's consolidated results and the forward-looking statements could be affected by, among other things, general economic conditions in the markets in which the Company operates; economic developments that have a particularly adverse effect on one or more of the markets served by the Company; the ability to execute management's internal operating plans (specifically management's announced restructuring plan, which includes employee reductions, cost reduction in its commodity semiconductor product lines, consolidation of administrative, technical, sales and marketing functions, and manufacturing facilities, and the successful exit of several product lines and a program); stability of key markets for communications products, particularly Asia, Brazil and Russia; fluctuation in foreign currency exchange rates and the effectiveness of the Company's currency hedging program; worldwide demand for integrated semiconductor circuits, particularly power products; reductions in the U.S. and worldwide defense and space budgets; effect of continuing consolidation in the U.S. defense industry on the Company's direct and indirect business with the U.S. government; the Company's ability to recover costs incurred on fixed price contracts; continued development and market acceptance of new products, especially digital television broadcast products and semiconductor wireless products; continued success of the Company's patent licensing programs, particularly as it relates to the Semiconductor and Communications segments; the ability of Harris, its customers and suppliers to become Year 2000 compliant; and the successful resolution of patent infringement and other general litigation. Harris disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.











                                      (10)

PART II. OTHER INFORMATION
--------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

              At the Annual Meeting of Shareholders held on October 23, 1998, the following proposals were adopted by the margins indicated.

              1. To elect three nominees to the Board of Directors:

                      Nominee                          Number of Shares
                      -------                          ----------------
                                                      For         Withheld
                                                      ---         --------

                   Phillip W. Farmer               63,718,958      427,550
                   Lester E. Coleman               63,741,866      404,642
                   Alfred C. DeCrane, Jr.          63,707,364      439,144

              2. To ratify the selection of Ernst & Young LLP as the independent public auditors of the Company for fiscal 1999:

                          For          63,878,526
                          Against         157,984
                          Abstain         109,998


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

    (a)  Exhibits:

         (12) Ratio of Earnings to Fixed Charges.

         (27) Financial Data Schedule.

    (b)  Reports on Form 8-K.

         No Current Reports on form 8-K were filed during the fiscal quarter ended January 1, 1999.


Items 1, 2, 3 and 5 of Part II are not applicable and have been omitted.






















                                      (11)

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

Date:  February 16, 1999                   By: /s/ Bryan R. Roub
                                              ------------------------------
                                               Bryan R. Roub
                                               Senior Vice President & Chief
                                               Financial Officer (principal
                                               financial officer and duly
                                               authorized officer)















                                      (12)

                                  EXHIBIT INDEX



          Exhibit No.
          Under Reg.
          S-K, Item 601                                Description
          -------------                                -----------


             (12)                            Ratios of Earnings to Fixed
                                             Charges.

             (27)                            Financial Data schedule.