Form 10-K/A
period 1998-07-03
HARRIS CORP /DE/
filed 1999-04-09
CIK 202058

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                          NAME OF EACH EXCHANGE
                                                                           ON WHICH REGISTERED
                  TITLE OF EACH CLASS                                     ---------------------
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               HARRIS CORPORATION

                                   FORM 10-K

                               TABLE OF CONTENTS


                                                                                        PAGE NO.
                                                                                        --------
           PART I:
               ITEM   1.  Business....................................................      1
               ITEM   2.  Properties..................................................      8
               ITEM   3.  Legal Proceedings...........................................      9
               ITEM   4.  Submission of Matters to a Vote of Security Holders.........     10
               Executive Officers of the Registrant...................................     11

           PART II:
               ITEM   5.  Market for the Registrant's Common Equity and Related
                          Stockholder Matters.........................................     15
               ITEM   6.  Selected Financial Data.....................................     16
               ITEM   7.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations.........................     17
               ITEM  7A.  Quantitative and Qualitative Disclosure About Market Risk...     23
               ITEM   8.  Financial Statements and Supplementary Data.................     24
               ITEM   9.  Changes in and Disagreements with Accountants on Accounting
                          and Financial Disclosure....................................     24

           PART III:
               ITEM  10.  Directors and Executive Officers of the Registrant..........     25
               ITEM  11.  Executive Compensation......................................     25
               ITEM  12.  Security Ownership of Certain Beneficial Owners
                          and Management..............................................     25
               ITEM  13.  Certain Relationships and Related Transactions..............     25

           PART IV:
               ITEM  14.  Exhibits, Financial Statement Schedules, and Reports on Form
                          8-K.........................................................     26

           SIGNATURES.................................................................     29

           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................     31

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


     The Company's four core businesses were carried out during fiscal 1998 through three business sectors and a subsidiary, which correspond to the Company's business segments used for financial reporting purposes:
Communications Sector, Semiconductor Sector, Lanier Worldwide, Inc. and Electronic Systems Sector. Harris structures its operations primarily around the markets it serves. The operating divisions within each of the sectors and the subsidiary, which divisions are the basic operating units, have been organized on the basis of technology and markets. For the most part, each operating division has its own marketing, engineering, manufacturing and service organization. The Company produces most of the products it sells, except for a majority of products sold by Lanier Worldwide and certain broadcast products of the Communications Sector, which products are sourced from a variety of manufacturers. Reference is made to the Note Business Segments in the Notes to Financial Statements for further information with respect to business sectors and the subsidiary.



     Total revenues in fiscal 1998 increased to $3.9 billion from $3.8 billion a year earlier. Total sales in the United States decreased 2 percent from a year earlier while international sales, which amounted to 32 percent of the corporate total, increased 12 percent. Net income for fiscal 1998 was $133.0 million, down from $207.5 million for fiscal 1997. The reduction in earnings was due in large part to restructuring and other one-time charges in the amount of $95.8 million pre-tax taken during the fourth quarter. Before the charges, net income decreased 5 percent to $196.7 million.


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

               NET SALES AND OPERATING PROFIT BY BUSINESS SEGMENT

                             (DOLLARS IN MILLIONS)

                                   NET SALES


                                      COMMUNI-      SEMI-      LANIER     ELECTRONIC
            FISCAL YEAR ENDED         CATIONS     CONDUCTOR   WORLDWIDE    SYSTEMS      TOTAL
            -----------------         --------    ---------   ---------   ----------    -----
       June 30, 1996...............    $841.6      $707.7     $1,117.2      $954.7     $3,621.2
       June 27, 1997...............     948.0       679.7      1,171.7       997.8      3,797.2
       July 3, 1998................     970.5       697.4      1,256.5       953.0      3,877.4


                                OPERATING PROFIT

                                     COMMUNI-     SEMI-      LANIER     ELECTRONIC   CORPORATE   INTEREST
            FISCAL YEAR ENDED        CATIONS    CONDUCTOR   WORLDWIDE    SYSTEMS      EXPENSE    EXPENSE    TOTAL
            -----------------        --------   ---------   ---------   ----------   ---------   --------   -----
       June 30, 1996...............   $ 82.4      $101.0      $120.7      $76.7        $(43.9)    $(62.5)   $274.4
       June 27, 1997...............     83.5       111.9       129.3       84.4         (37.2)     (59.9)    312.0
       July 3, 1998*...............    105.1        14.1       129.2       63.5         (38.7)     (73.2)    200.0

---------------


* Fiscal 1998 results include a $83.8 million ($55.7 million after income taxes or $.70 per share) restructuring charge and a $12.0 million ($8.0 million after income taxes or 10 cents per share) provision for costs associated with an international contract.


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


     Sales in fiscal 1998 for this business segment increased 2 percent to $970.5 million from $948.0 million for the prior year. Sector operating profit, which included a $8.3 million restructuring charge, increased to

$105.1 million, up from $83.5 million in fiscal 1997. The sector contributed 25 percent of Company total sales in both fiscal 1998 and fiscal 1997.

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


     Sales in fiscal 1998 for this business segment increased 3 percent to $697.4 million from $679.7 million in fiscal 1997. The sector's operating profit, which included restructuring charges of $59.2 million, was $14.1 million in fiscal 1998, compared with $111.9 million in fiscal 1997. The sector contributed 18 percent of Company total sales in both fiscal 1998 and fiscal 1997.


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

     Lanier Worldwide is one of the world's largest providers of office products and document management solutions, services and support, with more than 1,600 sales and service centers in nearly 100 countries. Through its global network of direct sales, national and global accounts, service centers and authorized dealers, Lanier Worldwide provides copying, dictation, continuous recording, facsimile products and systems, multi-functional devices, document productivity systems and computer-based healthcare information manage-ment systems. Lanier has also increased its product line focus on digital products, color copiers and print-on-demand. Additionally, Lanier provides facilities management operations and other related outsourcing services and also provides legal support services. Lanier Worldwide leases certain of its products to customers on a short-term basis. Lanier sources substantially all of its products from a variety of manufacturers.

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

INTERNATIONAL BUSINESS


     Sales in fiscal 1998 of products exported from the United States or manufactured abroad were $1,248.2 million or 32 percent of the Company's total sales, compared with $1,119.4 million or 29 percent of the Company's total sales in fiscal 1997 and $1,206.4 million or 33 percent in fiscal 1996. The Company's international sales include both direct exports from the United States and sales from foreign subsidiaries. Direct export sales are primarily denominated in U.S. dollars, whereas sales from foreign subsidiaries are generally denominated in the local currency of the subsidiary. Exports from the United States, principally to Europe, Latin America and Asia, totalled $646.0 million or 52 percent of the international sales in fiscal 1998, $550.0 million or 49 percent of the international sales in fiscal 1997 and $631.6 million or 52 percent of the international sales in fiscal 1996.


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


     Harris utilizes indirect sales channels, including dealers, distributors and sales representatives, in the marketing and sale of some lines of products and equipment, both domestically and internationally. These independent representatives may buy for resale, or, in some cases, solicit orders from commercial or governmental customers for direct sales by Harris. Prices to the ultimate customer in many instances may be recommended or established by the independent representative and may be on a basis which is above or below the Company's list prices. Such independent representatives generally receive a discount from the Company's list prices and may mark-up such prices in setting the final sales prices paid by the customer. During the 1998 fiscal year, sales from indirect sales channels represented 22% of total Company sales and 41% of the Company's international sales. Fiscal year 1998 orders came from a large number of foreign countries, no one of which accounted for five percent of the Company's total orders.


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

PATENTS AND INTELLECTUAL PROPERTY

     Harris holds numerous patents which it considers, in the aggregate, to constitute an important asset. However, the Company does not consider its business or any sector to be materially dependent upon any single patent or any group of related patents. The Company is engaged in a pro-active patent licensing program, especially in the Semiconductor Sector and the Communications Sector, and has entered into a number of unilateral license and cross-license agreements, many of which generate substantial royalty income. Although existing license agreements have generated income in past years and will do so in the future, there can be no assurances the Company will enter into additional income producing license agreements. Numerous trade-marks used on or in connection with Harris products are considered to be a valuable asset of Harris. Harris has recently adopted a new trademark.

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


     Additional information regarding environmental matters is set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations."


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

     In addition, the Company is subject to numerous federal and state environmental laws and regulatory requirements and is involved from time to time in investigations or litigation of various potential environmental issues concerning ongoing activities at its facilities or remediation as a result of past activities. The Company from time to time receives notices from the United States Environmental Protection Agency and equivalent state environmental agencies that it is a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the "Superfund Act") and/or equivalent state legislation. Such notices assert potential liability for cleanup costs at various sites, which include Company-owned sites and non-Company owned treatment or disposal sites, allegedly containing hazardous substances attributable to the Company from past operations. The Company has been named as a PRP at 9 such sites, excluding sites as to which the Company's records disclose no involvement or as to which the Company's liability has been finally determined. While it is not feasible to predict the outcome of many of these proceedings, in the opinion of management, any payments the Company may be required to make as a result of currently existing claims will not have a material adverse effect on the financial condition or the business of the Company as a whole.



     Additional information regarding environmental matters is set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations."


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


     On August 23, 1997, the Board of Directors approved a two-for-one stock split to shareholders of record at the close of business on September 4, 1997. All share information in this Annual Report on Form 10-K/A has been restated to reflect the stock split.

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


                                                          FISCAL YEARS ENDED
                                         ----------------------------------------------------
                                           1998       1997       1996       1995       1994
                                         --------   --------   --------   --------   --------
                                               (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenue from sales, rentals, and
  services.............................  $3,877.4   $3,797.2   $3,621.2   $3,444.1   $3,336.1
Cost of sales, rentals, and services...   2,616.2    2,519.2    2,404.6    2,328.5    2,274.8
Restructuring expense..................      83.8         --         --         --         --
Interest expense.......................      73.2       59.9       62.5       65.4       58.3
Income before income taxes.............     200.0      312.0      274.4      237.6      193.5
Income taxes...........................      67.0      104.5       96.0       83.1       71.6
Income before cumulative effect of
  change in accounting principle.......     133.0      207.5      178.4      154.5      121.9
Cumulative effect of change in
  accounting principle.................        --         --         --         --      (10.1)
Net income.............................     133.0      207.5      178.4      154.5      111.8
Average shares outstanding (diluted)*..      80.0       78.8       77.8       78.2       79.4
Per share data (diluted)*:
  Income before cumulative effect of
     change in accounting principle....      1.66       2.63       2.29       1.98       1.54
  Cumulative effect of change in
     accounting principle..............        --         --         --         --       (.13)
  Net income...........................      1.66       2.63       2.29       1.98       1.41
  Cash dividends.......................       .88        .76        .68        .62        .56
Net working capital....................     837.9      774.9      757.8      755.4      893.6
Net plant and equipment................     947.0      878.3      721.7      581.0      551.3
Long-term debt.........................     768.6      686.7      588.5      475.9      661.7
Total assets...........................   3,784.0    3,637.9    3,206.7    2,836.0    2,677.1
Shareholders' equity...................   1,609.3    1,578.2    1,372.9    1,248.8    1,188.0
Book value per share*..................     20.11      19.82      17.66      16.06      15.12


---------------

* All per share data reflect the two-for-one stock split in September, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information in this review, along with the Business Segment data shown on page 2, reflects the Company's continuing operations.

RESULTS OF OPERATIONS


FISCAL 1998 COMPARED WITH 1997 -- Sales in fiscal 1998 increased 2.1 percent while net income decreased 35.9 percent. Revenue from services, which are derived principally from the Lanier Worldwide facility management business, increased 43.8 percent due primarily to sales associated with acquired businesses, which had higher costs as a percentage of their sales. Net income for fiscal 1998 included fourth quarter restructuring and other one-time charges of $95.8 million ($63.7 million after tax). Excluding these charges, net income decreased 5.2 percent. Restructuring charges of $83.8 million ($55.7 million after tax) were incurred for reduction of personnel and write-off or write-down of assets related to the exit of several product lines. Restructuring expenses are discussed below in more detail. Fiscal 1998 income also includes a provision of $12.0 million ($8.0 million after tax) for costs related to a contract of the Electronic Systems Sector with an agency of the Malaysian government. This provision relates to additional contract costs incurred in the fourth quarter and the effect of the Malaysian monetary crisis. The Malaysian monetary crisis was primarily driven by a high level of domestic indebtedness. The Malaysian government's solution was to cut expenditures thus putting pressure on all government agencies to constrain their spending. The crisis, which negatively impacted the Company's contract in the fourth quarter of fiscal 1998, culminated in the Malaysian government's decision to impose capital controls in September 1998 which further disrupted Asian financial markets. At that time, the official exchange rate to the dollar was fixed at 3.8 Ringgits and foreign exchange trade was severely limited. The Malaysian government's intent was to prevent capital from flowing out of the country. Since the agency was required to constrict expenditures due to the economic crisis, the resulting environment makes contract negotiations difficult. Segment results, as discussed below, exclude the fiscal 1998 restructuring and one-time charge.



     Communications segment sales increased 2.4 percent while net income increased 30.9 percent. Significant sales and earnings improvement in the segment's digital switch and telephone test equipment businesses helped offset the impact of substantially lower earnings in the segment's microwave radio business, due to the slowdown in the PCS market. Segment earnings also benefited from substantially higher gains from the sale of investment securities and higher royalty income.



     Semiconductor segment sales increased 2.6 percent as record volume shipments were offset in part by lower product prices caused by industry-wide price reductions. The volume of units shipped increased 15 percent over the prior year while average selling prices decreased 9 percent over the same period. Excluding restructuring expense, segment net income decreased 32.0 percent. Royalty income, which is significant for both years, was lower in fiscal 1998. Restructuring actions will reduce the segment's workforce by approximately 25 percent and once completed, these actions should reduce annual operating costs by $70.0 to $80.0 million, much of which should occur in time to benefit fiscal 1999.


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


     Cost of sales, rentals and services as a percentage of sales increased to
67.5 percent from 66.3 percent in the prior year. The Semiconductor, Electronic Systems and Lanier Worldwide segments had lower operating margins in the current fiscal year. Cost of product sales and rentals includes a write-down of $31.0 million for inventory relating to the product lines which are being exited and $12.0 million for costs associated with the Malaysian contract. Cost of services as a percentage of service revenue increased to 63.4 percent from 54.7 percent in the prior year due primarily to higher costs associated with service revenue from acquired businesses, which had higher costs as a percentage of their sales. Engineering, selling, and administrative expenses as a percentage of sales decreased from 25.4 percent in fiscal 1997 to
25.3 percent in the current year. Lower marketing expense helped offset a small increase in company-sponsored research and development.


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


RESTRUCTURING



     In fiscal 1998, the Company recorded restructuring charges of $83.8 million ($55.7 million after tax) for the reduction of personnel and the write-off or write-down of assets related to the exit of several product lines. Components of the restructuring charge include $50.3 million for work force reductions and $33.5 million for costs associated with the exit of product lines.



     The Company has targeted work force reductions of approximately 2,300 employees, of which 209 were terminated prior to the end of the fiscal year. Reductions are primarily focused in the Semiconductor segment where approximately 1,900 employees will be terminated before the end of fiscal 1999. Reductions result from the Company's decision to exit several product lines and from the Company's objective to rationalize its remaining work force. Employee severance benefits are expected to be paid ratably over the next fiscal year from existing cash sources. Labor costs savings are expected to be approximately $95.0 million per full fiscal year, with a $55.0 million expected savings in fiscal 1999.



     Product line exit costs include $13.8 million for the write-off of capitalized software, $9.7 million for equipment write-offs and $10.0 million for facility write-downs and other exit costs. Product line exit expenses are for the most part noncash charges. Anticipated cost savings from reduced depreciation and amortization will approximate $5.0 million in fiscal 1999 and 2000 and will decrease thereafter.



     Within the Company's semiconductor business, product line exits include commercial logic, multimedia and custom telecom products. In the first half of fiscal 1999, the Company intends to complete the sale of its commercial logic product line and, by the end of fiscal 1999, to discontinue the multimedia and custom telecom product lines. The Company anticipates gains from the sale of commercial logic technology and will include any such gains as a component of restructuring expenses in the period a sale occurs. Other manufacturing assets associated with these product lines may be sold, scrapped or be redeployed within the semiconductor business.



     Associated with the exit of semiconductor product lines are charges for the disposal of a semiconductor facility in Somerville, New Jersey. The facility will be vacated in the second quarter of fiscal 1999, with the sale expected to be completed in the fourth quarter of fiscal 1999. Proceeds from the sale are expected to be approximately $15 million.



     Product line exits in other than the Semiconductor segment include analog base stations, wirefree communication devices and transportation tracking systems. The transportation tracking systems business is expected to be sold in the second half of fiscal 1999, while the other two product lines will be discontinued in the first half of the fiscal year. Manufacturing assets associated with these businesses are not significant and will be redeployed to other product lines.

     Sales from product lines to be exited were $72.6 million in 1998, $91.8 million in 1997, and $90.1 million in 1996. Operating losses from these product lines, which include allocation of manufacturing overhead costs, were $33.6 million in 1998, $26.6 million in 1997 and $7.6 million in 1996.


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


CASH FLOWS -- Cash provided by operating activities in fiscal 1998 was $392 million, up from $204 million from the prior year due primarily to a decrease in unbilled costs and a significant increase in accrued liabilities. Accrued liabilities include current year restructuring reserves that will be used by the Company in fiscal 1999. Partially offsetting cash provided by operating activities was a $63 million decrease in advanced payments from customers and reduced levels of unearned income in the Company's Lanier Worldwide copier business. Cash used in investing activities in fiscal 1998 was $298 million, which was $76 million lower than the prior year when the Semiconductor segment completed its capital expansion program. Cash provided by financing activities in fiscal 1998 included a net $75 million increase in borrowings used to help finance $285 million in capital additions and a $63 million increase in working capital.


RECEIVABLES, UNBILLED COSTS, AND INVENTORIES -- Notes and accounts receivable amounted to $1,038 million at July 3, 1998, unchanged from a year earlier. Unbilled costs and inventories decreased $85 million from the prior year to $851 million. This decrease reflects a substantial reduction in unbilled costs within the Electronic Systems segment.


BORROWING ARRANGEMENTS -- As at July 3, 1998, the Company had available $800 million of domestic credit agreements with 33 banks for general corporate purposes, of which $300 million expires in November 1998. Under these agreements $243 million was outstanding at July 3, 1998. The Company also had $151 million in open foreign bank credit lines, of which $62 million was available at July 3, 1998.



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

ENVIRONMENTAL MATTERS -- Harris is actively engaged in complying with environmental protection laws. In addition to ongoing internal compliance programs, an estimated $1.7 million was spent on environmental capital projects in fiscal 1998 and $.4 million in fiscal 1997. The Company estimates that it will authorize $2.0 million in fiscal 1999 for environmental-related capital projects. Under the Superfund Act or similar state environmental laws, the Company also has potential liability at various waste sites designated for clean-up. The Company is named as a potentially responsible party at nine such sites where future liabilities could exist. These sites include four Company owned sites and five non-Company owned treatment or disposal sites, allegedly contain hazardous substances attributable to the Company from past operations. The Company routinely assesses its contingencies, obligations and commitments to clean up and monitor sites in light of in-depth studies, analysis by environmental experts and legal reviews. At the four Company owned sites, the Company is involved primarily in monitoring and remediation programs that have been implemented in cooperation with various environmental agencies. At the other sites, the Company is involved as one of numerous partially responsible parties. In ascertaining environmental exposures, management must assess the extent of contamination, the nature of remedial actions, continually evolving governmental standards, the number, participation level and financial viability of any other PRPs and other similar variables. Based upon internal and third party studies, as well as the remediation and monitoring expense history at the four Company owned sites, the number and solvency of PRPs at the other sites and an assessment of other relevant factors, the Company has estimated that its "discounted" liability under the Superfund Act and other environmental statutes and regulations for identified sites, using a 6% discount rate, is approximately $4.5 million. The Company has not accrued these discounted liabilities because they are not material to the financial position or results of operations. The expected aggregate undiscounted amount that will be incurred over the next 20 to 30 years (depending on the number of years for each site) is approximately $8.6 million. The expected payments for each of the next five years are approximately $.3 million per year and the aggregate amount thereafter is approximately $7.0 million.


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

FORWARD-LOOKING STATEMENTS

     This report contains, and certain of the Company's other public documents and statements and oral statements contain and will contain, forward-looking statements that reflect management's current assump-tions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this report:


                                                                             PAGE
           (1) Financial Statements:
                Report of Independent Certified Public Accountants.....       32
                Consolidated Statement of Income -- Fiscal Years ended
                 July 3, 1998, June 27, 1997 and June 30, 1996.........       33
                Consolidated Statement of Retained Earnings --
                  Fiscal Years ended July 3, 1998, June 27, 1997 and
                 June 30, 1996.........................................       33
                Consolidated Balance Sheet -- July 3, 1998 and June 27,
                 1997..................................................       34
                Consolidated Statement of Cash Flows --
                  Fiscal Years ended July 3, 1998, June 27, 1997 and
                 June 30, 1996.........................................       35
                Notes to Financial Statements..........................       36

           (2) Financial Statement Schedules:
                For each of the years ended July 3, 1998, June 27, 1997
                 and June 30, 1996
                     Schedule II -- Valuation and Qualifying
                      Accounts.........................................       45


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


               (iii) Form of Outside Directors' Stock Option Agreement, incorporated herein by reference to Exhibit 10(c)(iii) to the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1998.


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


                (ii) Amendment No. One to the Lanier Worldwide, Inc. Pension Equity Plan, incorporated herein by reference to Exhibit 10(i)(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1998.



                (iii) Amendment No. Two to the Lanier Worldwide, Inc. Pension Equity Plan, incorporated herein by reference to Exhibit 10(i)(iii) to the Company's annual Report on Form 10-K for the fiscal year ended July 3, 1998.


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


                (ii) Amendment No. One to the Lanier Worldwide, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10(k)(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1998.


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

                (ii) Amendment to Director's Retirement Plan, incorporated herein by reference to Exhibit 10(ii) to the Company's Form 10-Q Quarterly Report for the fiscal quarter ended October 3, 1997, incorporated herein by reference to Exhibit 10(m)(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1998.


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


                *(r) Form of Director and Executive Officer Indemnification Agreement, incorporated herein by reference to Exhibit 10(r) to the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1998.


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

Dated: April 9, 1999


                                            By /s/ BRYAN R. ROUB
                                             -----------------------------------
                                                        Bryan R. Roub

                                                 Senior Vice President-Chief
                                                       Financial Officer

                      (This page intentionally left blank)

                          ANNUAL REPORT ON FORM 10-K/A


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

                                          ERNST & YOUNG LLP

Orlando, Florida

July 29, 1998

FINANCIAL STATEMENTS

                     CONSOLIDATED STATEMENT OF INCOME


                                                                                                Fiscal years ended
                                                                                    -------------------------------------------
                                (In millions except per share amounts)                  1998             1997            1996
                      ---------------------------------------------------------------------------------------------------------
                      REVENUE
                      Revenue from product sales and rentals                          $3,213.9         $3,335.7        $3,189.2
                      Revenue from services                                              663.5            461.5           432.0
                      Interest                                                            48.9             37.4            38.1
                                                                                    -------------------------------------------
                                                                                       3,926.3          3,834.6         3,659.3
                      COSTS AND EXPENSES
                      Cost of product sales and rentals                                2,195.5          2,267.4         2,151.9
                      Cost of services                                                   420.7            251.8           252.7
                      Engineering, selling and administrative expenses                   979.3            963.8           911.9
                      Restructuring expenses                                              83.8               --              --
                      Interest                                                            73.2             59.9            62.5
                      Other-net                                                          (26.2)           (20.3)            5.9
                                                                                      -----------------------------------------
                                                                                       3,726.3          3,522.6         3,384.9
                                                                                      -----------------------------------------
                      Income before income taxes                                         200.0            312.0           274.4
                      Income taxes                                                        67.0            104.5            96.0
                                                                                      -----------------------------------------
                      Net income                                                      $  133.0         $  207.5        $  178.4
                                                                                      -----------------------------------------
                      Net income per share
                        Basic                                                         $   1.68         $   2.66        $   2.32
                        Diluted                                                       $   1.66         $   2.63        $   2.29
                                                                                    -----------


                     CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                                                                                Fiscal years ended
                                                                                    -------------------------------------------
                                (In millions except per share amounts)                  1998             1997            1996
                      ---------------------------------------------------------------------------------------------------------
                      Balance at beginning of year                                    $1,219.9         $1,072.7        $  969.4
                      Net income for the year                                            133.0            207.5           178.4
                      Cash dividends ($.88 per share in 1998, $.76 per share in
                        1997 and $.68 per share in 1996)                                 (70.1)           (60.3)          (52.8)
                      Treasury stock retired                                                --               --           (22.3)
                                                                                    -------------------------------------------
                      Balance at end of year                                          $1,282.8         $1,219.9        $1,072.7
                                                                                    -----------

                     See Notes to Financial Statements.

FINANCIAL STATEMENTS

                     CONSOLIDATED BALANCE SHEET

                                                                                        July 3         June 27
                                                                                     --------------------------
                                             (In millions)                               1998            1997
                      -----------------------------------------------------------------------------------------
                      ASSETS
                      CURRENT ASSETS
                      Cash and cash equivalents                                        $  184.3        $   70.7
                      Marketable securities                                                44.5            91.3
                      Receivables                                                         805.1           820.6
                      Unbilled costs and accrued earnings on fixed price contracts        247.0           324.8
                      Inventories                                                         603.6           611.1
                      Deferred income taxes                                               215.2           145.0
                                                                                     --------------------------
                          Total current assets                                          2,099.7         2,063.5
                      OTHER ASSETS
                      Plant and equipment                                                 947.0           878.3
                      Notes receivable-net                                                232.5           217.7
                      Intangibles resulting from acquisitions                             214.4           227.5
                      Other assets                                                        290.4           250.9
                                                                                      -------------------------
                                                                                       $3,784.0        $3,637.9
                                                                                      -------------------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      CURRENT LIABILITIES
                      Short-term debt                                                  $  231.0        $  288.5
                      Accounts payable                                                    190.3           196.8
                      Compensation and benefits                                           230.0           216.9
                      Other accrued items                                                 241.9           191.7
                      Advance payments by customers                                        71.5            99.3
                      Unearned leasing and service income                                 156.7           191.6
                      Income taxes                                                         83.9            96.0
                      Current portion of long-term debt                                    56.5             7.8
                                                                                      -------------------------
                          Total current liabilities                                     1,261.8         1,288.6
                      OTHER LIABILITIES
                      Deferred income taxes                                               144.3            84.4
                      Long-term debt                                                      768.6           686.7
                      SHAREHOLDERS' EQUITY
                      Preferred Stock, without par value; 1,000,000 shares
                        authorized; none issued
                      Common Stock, $1.00 par value; 250,000,000 shares
                        authorized; issued and outstanding 80,012,625 shares in
                        1998 and 79,625,670 shares in 1997 (shares adjusted to
                        reflect September 1997 two-for-one stock split)                    80.0            39.8
                      Other capital                                                       271.3           289.9
                      Retained earnings                                                 1,282.8         1,219.9
                      Net unrealized gain on securities available for sale                 25.3            53.8
                      Unearned compensation                                                (3.2)            4.4
                      Cumulative translation adjustments                                  (46.9)          (29.6)
                                                                                      -------------------------
                          Total Shareholders' Equity                                    1,609.3         1,578.2
                                                                                      -------------------------
                                                                                       $3,784.0        $3,637.9
                                                                                      -------------------------

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


INTANGIBLES -- Intangibles resulting from acquisitions are being amortized by the straight-line method principally over periods between 15 and 40 years. Recoverability of intangibles is assessed using estimated undiscounted cash flows of related operations. Intangibles that are not expected to be recovered through future undiscounted cash flows are charged to expense when identified. Amounts charged to expense are amounts in excess of the fair value of the intangible asset. Fair value is determined as the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.


INCOME TAXES -- The Corporation follows the liability method of accounting for income taxes.


REVENUE RECOGNITION -- Revenue is recognized from sales other than on long-term contracts when a product is shipped, from rentals as they accrue, and from services when performed. Unearned income on service contracts is amortized by the straight-line method over the term of the contract.


  Revenue and anticipated profits under long-term contracts are recorded on a percentage-of-completion basis, generally using the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. Contracts are combined when specific aggregation criteria are met. Criteria generally include closely interrelated activities performed for a single customer within the same economic environment. Contracts generally are not segmented.


  Amounts representing contract change orders, claims or other items are included in sales only when they can be reliably estimated and realization is probable. Incentives or penalties and awards applicable to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions which increase or decrease earnings based solely on a single significant event are generally not recognized until the event occurs.


  When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period. Anticipated losses on contracts or programs in progress are charged to earnings when identified.

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


ENVIRONMENTAL EXPENDITURES -- The Corporation capitalizes environmental expenditures that increase the life or efficiency of property or that reduce or prevent environmental contamination. The Corporation accrues environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable.


  Based on an assessment of relevant factors, the Corporation has estimated that its discounted liability under the Superfund Act and other environmental statutes and regulations for identified sites, using a 6% discount rate, is approximately $4.5 million and, accordingly, will not have a material

NOTES TO FINANCIAL STATEMENTS


adverse effect on the Corporation's financial position or results of operation. The expected aggregate undiscounted amount that will be incurred over the next 20 to 30 years (depending on the number of years for each site) is approximately $8.6 million. The expected payments for each of the next five years are approximately $.3 million per year and the aggregate amount thereafter is approximately $7.0 million.



FUTURES AND FORWARD CONTRACTS -- When the Corporation sells products outside the United States or enters into purchase commitments, transactions are frequently denominated in currencies other than U.S. dollars. To minimize the impact on revenue and cost from currency fluctuations, the Corporation enters into currency exchange agreements that qualify for hedge accounting treatment. It is the Corporation's policy not to speculate in foreign currencies. Currency exchange agreements are designated as, and are effective as, hedges of foreign currency commitments. In addition, these agreements are consistent with the designated currency of the underlying transaction and mature on or before the underlying transaction. Gains and losses on currency exchange agreements that qualify as hedges are deferred and recognized as an adjustment of the carrying amount of the hedged asset, liability or commitment. Gains and losses on currency exchange agreements that do not qualify as hedges are recognized in income based on changes in the fair market value of the currency exchange agreement.


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

  In June 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes standards for recording derivative financial instruments and the recognition of gains or losses resulting from changes in the fair values of those instruments. The Corporation plans to adopt the new standard in fiscal 2000, however, the Corporation has not determined the anticipated impact of FAS No. 133.


RESTRUCTURING

In fiscal 1998, the Corporation recorded a $83.8 million charge ($55.7 million after income tax) for the restructuring of its operations. Restructuring actions included a reduction of approximately 2,300 employees, primarily manufacturing and administrative, and provisions for the write-down of equipment, intangible assets, and other assets associated with the exit from certain nonstrategic product lines.


  At July 3, 1998, 209 employees had been terminated with the balance to be terminated in fiscal 1999. Within the Corporation's semiconductor business, product line exits include commercial logic, multimedia and custom telecom products. Within the Corporation's other businesses, product line exits include analog base stations, wirefree communication devices and transportation tracking systems. It is the Corporation's intention to sell its semiconductor commercial logic and its transportation tracking systems businesses during fiscal 1999. The remaining product lines will be discontinued during fiscal 1999. Gains or losses from sale of restructured product lines will be included in restructuring expenses in the period the sale occurs. Estimated discounted cash flows were used in determining the fair value of assets and liabilities in recording the restructuring charge. Cash outlays for restructuring actions will be primarily for severance benefits and are expected to be paid ratably during fiscal 1999 from currently available cash sources. Sales from product lines to be exited were $72.6 million in 1998, $91.8 million in 1997, and $90.1 million in 1996. Operating

NOTES TO FINANCIAL STATEMENTS


losses from these product lines, which include allocation of manufacturing overhead costs, were $33.6 million in 1998, $26.6 million in 1997 and $7.6 million in 1996.


  The components and use of restructuring reserves are summarized below:



                                     Use of Reserve
                          Original   ---------------   Reserve Balance
     (In millions)        Reserve    Cash   Non-Cash   at July 3, 1998
----------------------------------------------------------------------
Severance benefits         $50.3     $2.2    $  --          $48.1
Capitalized software
 write-offs                 13.8       --     13.8             --
Equipment write-offs         9.7       --      9.7             --
Facility write-offs          3.3       --      2.1            1.2
Other exit costs             6.7       --       --            6.7
                           -----     ----    -----          -----
                           $83.8     $2.2    $25.6          $56.0
                           -------------------------------------------


RECEIVABLES
Receivables are summarized below:

                                                --------------------
                (In millions)                      1998        1997
--------------------------------------------------------------------
Accounts receivable                             $    711.0    $734.0
Notes receivable due within one year-net             124.7     114.9
                                                  --------
                                                     835.7     848.9
Less allowances for collection losses                 30.6      28.3
                                                  --------
                                                $    805.1    $820.6
                                                  --------

INVENTORIES AND UNBILLED COSTS
Inventories are summarized below:

                                              ---------------------
               (In millions)                     1998         1997
-------------------------------------------------------------------
Finished products                               $209.5       $238.0
Work in process                                  271.7        255.1
Raw materials and supplies                       122.4        118.0
                                               --------
                                                $603.6       $611.1
                                              ---------

  Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $179.0 million at July 3, 1998 and $187.8 million at June 27, 1997.

PLANT AND EQUIPMENT
Plant and equipment are summarized below:

                                           -------------------------
              (In millions)                    1998           1997
--------------------------------------------------------------------
Land                                         $   30.8       $   31.6
Buildings                                       535.5          514.0
Machinery and equipment                       1,471.7        1,364.3
Rental equipment                                269.9          250.7
                                             --------
                                              2,307.9        2,160.6
Less allowances for depreciation              1,360.9        1,282.3
                                            ----------
                                             $  947.0       $  878.3
                                           -----------

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

NOTES TO FINANCIAL STATEMENTS

SHAREHOLDERS' EQUITY
Changes in shareholders' equity accounts other than retained earnings are summarized as follows:

                                                              ----------------------------------------------------------
                                                                                    Net
                                                              Common             Unrealized                  Cumulative
                                                              Stock     Other     Gain On       Unearned     Translation
                       (In millions)                          Amount   Capital   Securities   Compensation   Adjustments
------------------------------------------------------------------------------------------------------------------------
BALANCE AT JULY 1, 1995                                       $38.9    $240.3      $12.2         $(1.7)        $(10.3)
Shares issued under Stock Option Plan (221,890 shares)           .1       3.6         --            --             --
Shares granted under Stock Incentive Plans (245,500 shares)      .1       6.2         --          (6.3)            --
Compensation expense                                             --        --         --          10.0             --
Termination and award of shares granted under Stock
 Incentive Plans (263,384 shares)                               (.1)     (2.1)        --          (1.7)            --
Shares sold under Employee Stock Purchase Plans (172,414
 shares)                                                         .1       5.0         --            --             --
Change in unrealized gain on securities, net of income taxes
 of $(.8)                                                        --        --       (1.1)           --             --
Foreign currency translation adjustments                         --        --         --            --           (5.8)
Purchase and retirement of Common Stock for treasury
 (962,000 shares)                                               (.5)     (3.2)        --            --             --
Shares issued for acquisition of company (574,748 shares)        .3      16.2         --            --             --
                                                              ----------------------------------------------------------
BALANCE AT JUNE 30, 1996                                       38.9     266.0       11.1            .3          (16.1)
Shares issued under Stock Option Plan (254,690 shares)           .1       4.4         --            --             --
Shares granted under Stock Incentive Plans (251,900 shares)      .1       7.5         --          (7.6)            --
Compensation expense                                             --        --         --          12.9             --
Termination and award of shares granted under Stock
 Incentive Plans (200,450 shares)                               (.1)      (.9)        --          (1.2)            --
Shares sold under Employee Stock Purchase Plans (185,712
 shares)                                                         .1       6.2         --            --             --
Change in unrealized gain on securities, net of income taxes
 of $24.5                                                        --        --       42.7            --             --
Foreign currency translation adjustments                         --        --         --            --          (13.5)
Shares issued for acquisition of company (1,390,610 shares)      .7       6.7         --            --             --
                                                              ----------------------------------------------------------
BALANCE AT JUNE 27, 1997                                       39.8     289.9       53.8           4.4          (29.6)
Two-for-one stock split (39,949,231 shares)                    39.9     (39.9)        --            --             --
Shares issued under Stock Option Plan (237,476 shares)           .2       5.6         --            --             --
Shares granted under Stock Incentive Plans (238,550 shares)      .3      10.1         --         (10.3)            --
Compensation expense                                             --        --         --           7.8             --
Termination and award of shares under Stock Incentive Plans
 (340,174 shares)                                               (.3)      (.5)        --          (5.1)            --
Shares sold under Employee Stock Purchase Plans (114,707
 shares)                                                         .1       6.1         --            --             --
Change in unrealized gain on securities net of income taxes
 of $(16.7)                                                      --        --      (28.5)           --             --
Foreign Currency translation adjustments                         --        --         --            --          (17.3)
                                                              ----------------------------------------------------------
BALANCE AT JULY 3, 1998                                       $80.0    $271.3      $25.3         $(3.2)        $(46.9)
                                                              ==========================================================

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

NET INCOME PER SHARE
Average outstanding shares used in the computation of net income per share are summarized below:

                                      -----------------------------
           (In millions)                1998        1997      1996
-------------------------------------------------------------------
Basic:
 Weighted average shares outstanding     79.9        78.8      78.0
 Contingently issuable shares             (.6)        (.7)     (1.0)
                                        -------
                                         79.3        78.1      77.0
Diluted:
 Weighted average shares outstanding     79.9        78.8      78.0
 Dilutive stock options                    .3          .3        .2
 Contingently issuable shares             (.2)        (.3)      (.4)
                                      -------
                                         80.0        78.8      77.8
                                      --------

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

NOTES TO FINANCIAL STATEMENTS

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

  Because the fair value method of accounting for options applies only to options granted subsequent to June 30, 1995, the pro forma effect will not be fully reflected until 1999.
  The Corporation has a stock incentive plan for directors and key employees. Awards under this plan may include the grant of performance shares, restricted stock, stock options, stock appreciation rights or other stock-based awards. The aggregate number of shares of Common Stock which may be awarded under the plan in each fiscal year is one percent of the total outstanding shares of Common Stock plus shares available from prior years. Performance shares outstanding were 625,365 at July 3, 1998; 827,110 at June 27, 1997; and 1,005,222 at June
30, 1996. Shares of Common Stock reserved for future awards under the plan were 2,509,002 at July 3, 1998; 2,380,516 at June 27, 1997; and 2,297,636 at June 30,
1996.

  Under the Corporation's domestic retirement plan, employees may purchase a limited amount of the Corporation's Common Stock at 70 percent of current market value. The discounts from fair market value on Common Stock purchased by employees under the domestic retirement plans are charged to compensation expense in the period of the related purchase. Shares of Common Stock reserved for future purchases by the retirement plan were 2,250,303 at July 3, 1998.


RETIREMENT PLANS
Retirement and defined benefit plans expense amounted to $82.3 million in 1998, $79.7 million in 1997 and $77.6 million in 1996.

RESEARCH AND DEVELOPMENT

Corporation-sponsored research and development costs are expensed as incurred. These costs were $182.7 million in 1998, $174.9 million in 1997 and $159.8 million in 1996. Customer-sponsored research and development costs are incurred pursuant to long-term contractual arrangements and are accounted for principally by the percentage-of-completion method. Customer-sponsored research and development costs incurred under government-sponsored contracts require the Corporation to provide a product or service meeting certain defined performance or other specifications (such as designs).


INTEREST EXPENSE

Total interest was $80.7 million in 1998, $68.9 million in 1997 and $64.0 million in 1996. Interest attributable to funds used to finance major long-term construction projects is capitalized as an additional cost of the related asset. Interest capitalized was $7.5 million in 1998, $9.0 million in 1997 and $1.5 million in 1996. Interest paid was $58.6 million in 1998, $65.6 million in 1997 and $64.2 million in 1996.


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

INCOME TAXES
The provisions for income taxes are summarized as follows:

                                    -------------------------------
          (In millions)               1998         1997       1996
-------------------------------------------------------------------
Current:
 United States                       $ 43.7       $ 33.8     $ 82.3
 International                          8.9         33.5       19.3
 State and local                        8.0          6.7       17.3
                                    -------
                                       60.6         74.0      118.9
                                    -------
Deferred:
 United States                          6.5         30.2      (19.3)
 International                          (.2)        (2.9)        --
 State and local                         .1          3.2       (3.6)
                                    -------
                                        6.4       30.5..      (22.9)
                                    -------
                                     $ 67.0       $104.5..   $ 96.0
                                    -------

  The components of deferred income tax assets (liabilities) are as follows:

                        -------------------------------------------------
                                  1998                      1997
                            ----------------------------------------
    (In millions)        Current    Non-Current     Current   Non-Current
-------------------------------------------------------------------------
Inventory valuations      $ 46.5           --       $ 64.9          --
Accruals                   163.1      $ (21.7)        96.0      $  8.8
Depreciation                  --       (125.2)          --       (85.0)
Leases                      (2.9)       (12.6)        (2.0)      (19.3)
International tax loss
 carryforwards                --          8.7           --         6.7
All other-net                8.5         14.6        (13.9)       11.1
                          --------------------
                           215.2       (136.2)       145.0       (77.7)
Valuation allowance           --         (8.1)          --        (6.7)
                          --------------------
                          $215.2      $(144.3)      $145.0      $(84.4)
                          --------------------

NOTES TO FINANCIAL STATEMENTS

  A reconciliation of the statutory United States income tax rate to the effective income tax rate follows:

                                       ----------------------------
                                          1998        1997     1996
-------------------------------------------------------------------
Statutory U.S. income tax rate            35.0%       35.0%    35.0%
State taxes                                2.6         2.0      3.2
International income                      (4.6)       (2.4)    (3.2)
Tax benefits related to export sales      (2.8)       (1.7)    (2.1)
Nondeductible amortization                 1.3          .8       .7
Other items                                2.0         (.2)     1.4
                                         --------
Effective income tax rate                 33.5%       33.5%    35.0%
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

BUSINESS SEGMENTS
The Corporation is structured primarily around the markets it serves and operates in four business segments: Communications, Semiconductor, Lanier Worldwide, and Electronic Systems. The Communications segment produces broadcast, radio communications, and telecommunications products and systems. The Semiconductor segment produces advanced analog, digital, and mixed signal integrated circuits and discrete semiconductors for power, signal processing, data-acquisition, and logic applications. Lanier Worldwide sells and services copying and facsimile products, and PC-based healthcare management systems. The Electronic Systems segment engages in advanced research and develops, designs, and produces advanced communication and information processing systems.
  Communication and electronic products and systems are produced principally in the United States with international revenues derived primarily from exports. Copying and facsimile products are produced principally in Asia with international revenues derived from the Corporation's international subsidiaries.
  Net sales and operating profit by segment are on page 2. That information is an integral part of these financial statements.
  Sales made to the U.S. government by all segments (primarily Electronic Systems segment) were 24.0 percent of total sales in 1998, 22.7 percent of total sales in 1997 and 25.7 percent of total sales in 1996. Intersegment sales, which are insignificant, are accounted for at prices comparable to unaffiliated customers.
  Selected information by business segment and geographical area is summarized below:


                            ----------------------------------------
      (In millions)              1998            1997         1996
--------------------------------------------------------------------
IDENTIFIABLE ASSETS
Communications                 $  716.7        $  756.0     $  691.5
Semiconductor                   1,022.0           964.2        746.6
Lanier Worldwide                1,166.5         1,034.6        867.1
Electronic Systems                545.7           605.1        658.1
Corporate                         333.1           278.0        243.4
                             -----------
                               $3,784.0        $3,637.9     $3,206.7
                            -------------
CAPITAL EXPENDITURES
Communications                 $   32.7        $   29.2     $   33.8
Semiconductor                     103.8           176.4        146.8
Lanier Worldwide                   16.3            35.9         11.7
Electronic Systems                 24.9            24.1         28.1
Corporate                          29.2            13.8          5.0
                            -------------
                               $  206.9        $  279.4     $  225.4
                            -------------
DEPRECIATION
Communications                 $   23.9        $   20.5     $   17.9
Semiconductor                      67.0            50.2         47.6
Lanier Worldwide                   19.9            16.8         10.3
Electronic Systems                 23.9            25.2         24.2
Corporate                           8.4             9.0          8.9
                            -------------
                               $  143.1        $  121.7     $  108.9
                            -------------
GEOGRAPHICAL INFORMATION
U.S. operations:
Net sales                      $3,275.2        $3,227.8     $3,046.4
 Operating profit                 186.5           235.6        200.2
 Identifiable assets            2,867.5         2,914.3      2,544.4
International operations:
 Net sales                     $  602.2        $  569.4     $  574.8
 Operating profit                  13.5            76.4         74.2
 Identifiable assets              916.5           723.6        662.3


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

FINANCIAL INSTRUMENTS

The carrying values of cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and short-term debt approximates fair value. The fair value of long-term debt as determined by quotes from financial institutions was $787.2 million at July 3, 1998 and $701.0 million at June 27, 1997.


  The Corporation uses foreign exchange contracts and options to hedge intercompany accounts and off-balance-sheet foreign currency commitments. Specifically, these foreign currency denominated financial instruments offset exchange rate changes in foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers, and firm committed operating expenses. Management believes the use of foreign currency financial instruments should reduce the risks which arise from doing business in international markets. Contracts are generally one year or less. At July 3, 1998, open foreign exchange contracts were $433.6 million (as described below), of which $222.7 million were to hedge off-balance-sheet commitments. The fair value of foreign exchange contracts and options as determined by quoted market indices and quotes

NOTES TO FINANCIAL STATEMENTS


from financial institutions was $433.7 million at July 3, 1998. Additionally, for the year ended July 3, 1998, the Corporation purchased and sold $1,474.5 million of foreign exchange forward and option contracts.

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

-----------------------------------------------------------------------
                       ------------------------------------------------
                        Contract Amount
                       -----------------
                       Foreign             Deferred Gains   Maturities
    (In millions)      Currency    U.S.     and (Losses)    (in months)
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

[CAPTION]

                                                                                 Quarters Ended
                       Dollars in Millions Except Per Share                                                          Total
                                      Amounts                    10-3-97      1-2-98       4-3-98      7-3-98(1)     Year
                      ------------------------------------------------------------------------------------------------------
                      FISCAL 1998
                      Net sales..............................       $979.6       $970.0       $961.6       $966.2   $3,877.4
                      Gross profit...........................        323.8        329.0        334.1        274.3    1,261.2
                      Income before income taxes.............         66.1         79.8         90.8       (36.7)      200.0
                      Net income.............................         43.6         52.7         59.9       (23.2)      133.0
                      Per share:
                        Basic net income.....................          .55          .67          .76        (.29)       1.68
                        Diluted net income...................          .55          .66          .75        (.29)       1.66
                        Cash dividends.......................          .22          .22          .22          .22        .88
                        Stock prices (high/low)..............     49-40.19     50-40.75  55.31-41.75     53-40.38
                                                               -------------------------------------------------------------



                  (1) Fiscal 1998 fourth quarter results include a $83.8 million
                      ($55.7 million after income taxes or $.70 per share) restructuring charge and a $12.0 million ($8.0 million after income taxes or 10 cents per share) provision for costs associated with an international contract.


[CAPTION]

                                                                                 Quarters Ended
                       Dollars in Millions Except Per Share                                                          Total
                                      Amounts                    9-30-96     12-31-96      3-31-97      6-27-97      Year
                      ------------------------------------------------------------------------------------------------------
                      FISCAL 1997
                      Net sales..............................       $883.4       $945.9       $921.4     $1,046.5   $3,797.2
                      Gross profit...........................        297.7        311.6        311.6        357.1    1,278.0
                      Income before income taxes.............         58.2         69.5         83.3        101.0      312.0
                      Net income.............................         38.1         45.5         55.6         68.3      207.5
                      Per share:
                        Basic net income.....................          .49          .59          .71          .86       2.66
                        Diluted net income...................          .49          .58          .70          .86       2.63
                        Cash dividends.......................          .19          .19          .19          .19        .76
                        Stock prices (high/low)..............  32.94-25.13  35.69-30.88     40-33.69  46.06-36.31
                                                               -------------------------------------------------------------

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