Form 10-Q/A
period 1998-10-02
HARRIS CORP /DE/
filed 1999-04-09
CIK 202058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549




                                   Form 10-Q/A


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 2, 1998

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


                          Commission File Number 1-3863

                               HARRIS CORPORATION
             ======================================================
             (Exact name of registrant as specified in its charter)



         Delaware                                         34-0276860
===============================             ====================================
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)





                            l025 West NASA Boulevard
                            Melbourne, Florida           32919
               ==================================================
               (Address of principal executive offices)(Zip Code)




                                 (407) 727-9100
                        =================================
              (Registrant's telephone number, including area code)




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


                                                      Quarter Ended
                                                -------------------------
                                                 October 2,    October 3,
                                                   1998           1997
                                                -----------    ----------
                                                (In millions, except per
                                                     share amounts)

Revenue
  Revenue from sales, rentals
   and services                                     $888.4        $979.6
  Interest                                            14.7           9.8
                                                    ------        ------
                                                     903.1         989.4

Costs and Expenses
  Cost of sales, rentals
   services                                          608.0         655.8
  Engineering, selling and
   administrative expenses                           221.4         250.9
  Interest                                            21.1          16.9
  Special charge for litigation costs                 20.6             -
  Other - net                                        (11.1)          (.3)
                                                    ------        -------

Income before income taxes                            43.1          66.1
Income taxes                                          14.7          22.5
                                                    ------        ------

Net Income                                          $ 28.4        $ 43.6
                                                    ======        ======

Net Income Per Common Share
    Basic                                             $.36          $.55
                                                      ====          ====
    Diluted                                           $.36          $.55
                                                      ====          ====

Cash Dividends Paid Per Common Share                  $.24          $.22
                                                      ====          ====

Average Shares Outstanding
    Basic                                             79.5          79.1
                                                      ====          ====
    Diluted                                           79.9          79.7
                                                      ====          ====




                        See Notes to Financial Statements

                                       (2)

                       HARRIS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                     July 3,
                                                                     October 2,       1998
                                                                        1998       (audited)
                                                                     ----------    ---------
                                                                           (In millions)
ASSETS
Current Assets
  Cash and cash equivalents                                          $  111.2      $  184.3
  Marketable securities                                                  18.0          44.5
  Accounts and notes receivable - net, less allowance
    for collection losses of $39,300,000 at October 2, 1998
    and $30,600,000 at July 3, 1998                                     853.0         805.1
  Unbilled costs and accrued earnings on fixed price contracts based on percentage-of-completion accounting, less progress payments of $177,900,000 at October 2, 1998 and
    $179,000,000 at July 3, 1998                                        223.5         247.0
  Inventories:
   Work in process and finished products                                515.5         481.2
   Raw materials and supplies                                           111.4         122.4
                                                                      --------      -------
                                                                        626.9         603.6
  Deferred income taxes                                                 199.0         215.2
                                                                      -------       -------
          Total Current Assets                                        2,031.6       2,099.7

Plant and equipment, less allowances for depreciation of
  $1,391,500,000 at October 2, 1998 and $1,360,900,000 at
  July 3, 1998                                                        1,005.3         947.0

Notes receivable - net                                                  222.5         232.5
Intangibles resulting from acquisitions                                 289.8         214.4
Other assets                                                            354.3         290.4
                                                                     --------      --------
                                                                     $3,903.5      $3,784.0
                                                                     ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                                                    $  361.0      $  231.0
  Accounts payable                                                      217.0         190.3
  Compensation and benefits                                             211.8         230.0
  Other accrued items                                                   293.1         241.9
  Advance payments and unearned income                                  216.8         228.2
  Income taxes                                                           26.9          83.9
  Current portion of long-term debt                                      56.6          56.5
                                                                      -------       -------
          Total Current Liabilities                                   1,383.2       1,261.8

Deferred income taxes                                                   133.1         144.3
Long-term debt                                                          783.4         768.6
Shareholders' Equity
  Capital stock:
    Preferred Stock, without par value:
      Authorized - 1,000,000 shares; issued - none                          -             -
    Common Stock, par value $1 per share:
      Authorized - 250,000,000 shares; issued 80,010,371 shares
       at October 2, 1998 and 80,012,625 at July 3, 1998                 80.0          80.0
  Other capital                                                         272.6         271.3
  Retained earnings                                                   1,292.1       1,282.8
  Unearned compensation                                                 (10.1)         (3.2)
  Accumulated other comprehensive loss                                  (30.8)        (21.6)
                                                                     --------      --------
  Total Shareholders' Equity                                          1,603.8       1,609.3
                                                                     --------      --------
                                                                     $3,903.5      $3,784.0
                                                                     ========      ========

                        See Notes to Financial Statements

                                       (3)

                       HARRIS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS




                                                            Quarter Ended
                                                     -------------------------
                                                      October 2,    October 3,
                                                         1998          1997
                                                     -----------   -----------
                                                            (In millions)

OPERATING ACTIVITIES
  Net income                                            $ 28.4        $ 43.6
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                         53.3          47.3
    Non-current deferred income tax                      (11.2)          (.4)
  (Increase) decrease in:
    Accounts and notes receivable                         23.0          24.6
    Unbilled costs and inventories                        26.9          11.9
    Other assets                                         (57.8)        (20.4)
  Increase (decrease) in:
    Trade payables and accrued expenses                  (23.4)        (69.0)
    Advance payments and unearned income                 (15.8)        (18.6)
    Income taxes                                         (21.8)         14.7
  Other                                                   14.8         (13.1)
                                                        ------        ------

Net cash provided by operating activities                 16.4          20.6

INVESTING ACTIVITIES
  Cash paid for acquired businesses                     (171.1)         (8.9)
  Additions of plant and equipment                       (47.4)        (72.6)
                                                        ------        ------

Net cash used in investing activities                   (218.5)        (81.5)

FINANCING ACTIVITIES
  Increase in short-term debt                            130.0          71.2
  Increase (decrease) in long-term debt                   14.8           (.5)
  Proceeds from sale of Common Stock                        .8           4.0
  Cash dividends                                         (19.1)        (17.6)
                                                        ------        ------

Net cash provided by financing activities                126.5          57.1
                                                        ------        ------

Effect of exchange rate changes on cash and cash
  equivalents                                              2.5           (.5)
                                                        ------        ------
Net decrease in cash and cash equivalents                (73.1)         (4.3)

Cash and cash equivalents, beginning of year             184.3          70.7
                                                        ------        ------

Cash and cash equivalents, end of quarter               $111.2        $ 66.4
                                                        ======        ======



                        See Notes to Financial Statements


                                       (4)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


October 2, 1998

Note A -- Basis of Presentation
-------------------------------


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and changes in cash flows in conformity with generally accepted accounting principles. For further information refer to the financial statements and notes to financial statements included in the Corporation's Annual Report on Form 10-K/A for the fiscal year ended July 3, 1998.



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

The components of accumulated other comprehensive loss, net of related tax, at October 2, 1998 and July 3, 1998 are as follows:

                                                          October 2,    July 3,
        (in millions)                                        1998        1998
        ------------------------------------------------------------------------

        Net unrealized gains on securities
         available-for-sale                                 $  8.6      $ 25.3
        Foreign currency translation adjustments             (39.4)      (46.9)
                                                             -----       -----
                                                            $(30.8)     $(21.6)
                                                             =====       =====

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




                                       (5)

Note C -- Net Income Per Share
------------------------------

Average outstanding shares used in the computation of net income per share are as follows:

                                                    Quarter Ended
                                               October 2,    October 3,
      (in millions)                              1998          1997
-----------------------------------------------------------------------

      Basic:
        Weighted average shares
         outstanding                             80.0          79.7
        Contingently issuable shares              (.5)          (.6)
                                                 ----          ----
                                                 79.5          79.1
                                                 ====          ====

      Diluted:
        Weighted average shares
         outstanding                             80.0          79.7
        Dilutive stock options                     .2            .3
        Contingently issuable shares              (.3)          (.3)
                                                 ----          ----
                                                 79.9          79.7
                                                 ====          ====

Note D -- Restructuring
-----------------------


In fiscal 1998, the Corporation recorded a $83.8 million charge ($55.7 million after income taxes) for the restructuring of its operations. Restructuring actions included a work force reduction of approximately 2,300 employees and the exit of six product lines, the most significant being the semiconductor commercial logic product line. At October 2, 1998, 735 employees have been terminated with the remainder to be terminated before the end of fiscal 1999. The Corporation is currently negotiating the sale of its semiconductor commercial product line. Other smaller product lines are in the process of being discontinued through the fulfillment of sales backlog and commitments, collection of receivables and the liquidation of inventory.


Reserve usage for the quarter ended October 2, 1998 is summarized below:



                     Reserve Balance     Use of Reserves      Reserve Balance
(in millions)        at July 3, 1998    Cash     Non-Cash    at October 2, 1998
-------------------------------------------------------------------------------

Severance benefits        $48.1         $6.9          -            $41.2
Facility write-offs         1.2           .5          -               .7
Other exit costs            6.7          1.4          -              5.3
                          -----         ----       ----            -----
                          $56.0         $8.8          -            $47.2
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





                                       (6)

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
--------------

RESULTS OF OPERATIONS


Net sales, operating profit and net income for the first quarter of fiscal 1999 were lower than the same period last year by 9.3 percent, 34.8 percent and 34.9 percent, respectively. Fiscal 1999 first quarter results include a $20.6 million ($13.6 million after tax) provision related to a patent litigation judgment. The provision relates to the potential settlement of a lawsuit in which the Federal Circuit Court of Appeals on September 9, 1998 upheld a lower court ruling that the Company had infringed a competitor's patent for an analog television transmitter circuit. The award totaled $15.4 million plus attorneys fees and interest and relates to an older product no longer manufactured by the Company.


Segment net sales, operating profit and net income were as follows:


                                                  Quarter Ended
                                        ----------------------------------
                                        October 2,              October 3,             Percent
                                          1998                     1997              Inc./(Dec.)
                                        ----------              ----------           -----------
                                                  (In Millions)
         NET SALES
         Electronic Systems              $211.0                   $261.4                (19)
         Semiconductor                    143.3                    180.7                (21)
         Communications                   202.8                    240.3                (16)
         Lanier Worldwide                 331.3                    297.2                 11
                                         ------                   ------
                  Total                  $888.4                   $979.6                 (9)
                                         ======                   ======

         OPERATING PROFIT
         Electronic Systems               $22.9                    $20.6                 11
         Semiconductor                     18.3                     22.0                (17)
         Communications                    (6.3)                    24.2               (126)
         Lanier Worldwide                  28.9                     28.1                  3
         Corporate Expense                   .4                    (11.9)               103
         Interest Expense                 (21.1)                   (16.9)               (25)
                                          -----                    -----
                  Total                   $43.1                    $66.1                (35)
                                          =====                    =====

         NET INCOME
         Electronic Systems               $11.9                    $ 8.4                 42
         Semiconductor                      9.1                     10.7                (15)
         Communications                    (6.4)                    12.3               (152)
         Lanier Worldwide                  13.8                     12.2                 13
                                          -----                    -----
                  Total                   $28.4                    $43.6                (35)
                                          =====                    =====

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



                                       (7)

Sales in the Communications segment were 16 percent lower than last year's comparable quarter due to weakness in the international economy, reduced demand and dampened pricing for some of the segment's products. Segment operating profit, which was adversely impacted by a $20.6 million provision related to a patent litigation judgment, declined significantly. Lower gains on the sale of investment securities also contributed to lower earnings.

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

LIQUIDITY AND FINANCIAL POSITION

Working capital decreased from $837.9 million at July 3, 1998, to $648.4 million at the end of the first quarter largely due to cash and short-term debt used to fund Lanier Worldwide's acquisition of the Agfa-Gevaert copying systems business. Capital expenditures are down substantially from last year's first quarter due to completion of several semiconductor related projects. Total capital expenditures for the Corporation in fiscal 1999, including expenditures for customer rental equipment, are expected to be approximately $220 million. On October 28, 1998, the Corporation filed a $500 million "shelf" debt registration statement with the Securities and Exchange Commission. After this statement becomes effective, debt securities may be issued from time to time under a prospectus supplement that will contain specific information about the terms of an offering. Proceeds from the sale of debt securities will be used for general corporate purposes, including the repayment of existing indebtedness and additions to working





                                       (8)
capital. In November 1998, the Company's 364-day $300 million credit facility expires and it is the Company's intention not to replace this facility due to sufficient other borrowing capacity. The requirement for funds to finance capital expenditures, acquisitions of new businesses and other operational requirements during fiscal 1999 will be met by cash flow from operations, potential sales of debt securities and other available borrowing capacity.


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



                                       (9)

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






                                      (10)

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




                                      (11)

                           PART II. OTHER INFORMATION
                           --------------------------


Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

     (a) Exhibits:

         *(10)  Material Contracts

                (i)  Amendment to the Harris Corporation Retirement Plan.
               (ii)  Amendment to the Harris Corporation Union Retirement Plan.
              (iii) Amendment No. 1 to Harris Corporation 1997 Directors' Deferred Compensation and Annual Stock Unit Award Plan.


         *(12)  Ratios of Earnings to Fixed Charges.
         *(27)  Financial Data Schedule.

         * Previously filed with the Company's Form 10-Q Quarterly Report for the fiscal quarter ended October 2, 1998.


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

                                            HARRIS CORPORATION
                                            ------------------
                                            (Registrant)


Date: April 9, 1999                         By:  /s/ Bryan R. Roub
                                               --------------------------
                                            Bryan R. Roub
                                            Senior Vice President & Chief
                                            Financial Officer (principal
                                            financial officer and duly
                                            authorized officer)




                                      (12)