Form 10-Q/A
period 1999-01-01
HARRIS CORP /DE/
filed 1999-04-09
CIK 202058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM l0-Q/A
                                        ------

              [X] QUARTERLY REPORT PURSUANT TO SECTION l3 or l5(d)
                     OF THE SECURITIES EXCHANGE ACT OF l934

                 For the quarterly period ended January 1, 1999

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period _________ from to _________


                          Commission File Number l-3863

                               HARRIS CORPORATION
             ======================================================
             (Exact name of registrant as specified in its charter)



           Delaware                                     34-0276860
================================           =====================================
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)





                            l025 West NASA Boulevard
                            Melbourne, Florida             32919
                ================================================
               (Address of principal executive offices) (Zip Code)




                                 (407) 727-9l00
                    =======================================
              (Registrant's telephone number, including area code)



               ==================================================



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

The number of shares outstanding of the registrant's common stock, par value $1.00 per share, as of February 12, 1999 was 79,875,164 shares.

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


                                            Quarter Ended            Two Quarters Ended
                                        ---------------------        ---------------------
                                       January 1,   January 2,      January 1,  January 2,
                                         1999          1998           1999         1998
                                         ----          ----           ----         ----
                                             (In millions, except per share amounts)

Revenue
  Revenue from sales, rentals
   and services                         $919.4        $970.0        $1,807.8      $1,949.6
  Interest                                 9.8           9.7            24.5          19.5
                                         -----         -----         -------       -------
                                         929.2         979.7         1,832.3       1,969.1

Costs and Expenses
  Cost of sales, rentals and
    services                             610.0         641.0         1,218.0       1,296.8
  Engineering, selling and
    administrative expenses              237.3         245.6           458.7         496.5
  Interest                                21.2          16.4            42.3          33.3
  Restructuring expense                  (11.0)            -           (11.0)            -
  Special charge for litigation costs        -             -            20.6             -
  Other - net                             (8.1)         (3.1)          (19.2)         (3.4)
                                         -----         -----          ------       -------

Income before income taxes                79.8          79.8           122.9         145.9
Income taxes                              27.0          27.1            41.7          49.6
                                         -----         -----          ------       -------

Net Income                              $ 52.8        $ 52.7         $  81.2      $   96.3
                                        ======        ======         =======      ========

Net Income Per Common Share
  Basic                                   $.66          $.67           $1.02         $1.22
                                          ====          ====           =====         =====
  Diluted                                 $.66          $.66           $1.02         $1.21
                                          ====          ====           =====         =====

Cash Dividends Paid Per Common Share      $.24          $.22           $ .48         $ .44
                                          ====          ====           =====         =====

Average Shares Outstanding
  Basic                                   79.5          79.2            79.5          79.2
                                          ====          ====            ====          ====
  Diluted                                 79.8          80.2            79.8          80.1
                                          ====          ====            ====          ====








                        See Notes to Financial Statements




                                       (2)


                       HARRIS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                                                                    July 3,
                                                                    January 1,       1998
                                                                       1999        (audited)
                                                                       ----        ---------
ASSETS                                                                   (In millions)
Current Assets
  Cash and cash equivalents                                          $  127.8      $  184.3
  Marketable securities                                                  24.9          44.5
  Accounts and notes receivable - net, less allowance for collection losses of $46,900,000 at January 1, 1999
    and $30,600,000 at July 3, 1998                                     879.0         805.1
  Unbilled costs and accrued earnings on fixed price contracts based on percentage-of-completion accounting, less progress payments of $170,900,000 at January 1, 1999 and
    $179,000,000 at July 3, 1998                                        214.6         247.0
  Inventories:
    Work in process and finished products                               477.0         481.2
    Raw materials and supplies                                          109.0         122.4
                                                                      -------       -------
                                                                        586.0         603.6
  Deferred income taxes                                                 192.4         215.2
                                                                      -------       -------
          Total Current Assets                                        2,024.7       2,099.7

Plant and equipment, less allowances for depreciation of
  $1,433,900,000 at January 1, 1999 and $1,360,900,000 at
  July 3, 1998                                                          981.2         947.0

Notes receivable - net                                                  220.5         232.5
Intangibles resulting from acquisitions                                 283.1         214.4
Other assets                                                            386.8         290.4
                                                                     --------      --------
                                                                     $3,896.3      $3,784.0
                                                                     ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                                                    $  367.1      $  231.0
  Accounts payable                                                      192.7         190.3
  Compensation and benefits                                             211.1         230.0
  Other accrued items                                                   281.6         241.9
  Advance payments and unearned income                                  201.4         228.2
  Income taxes                                                           38.5          83.9
  Current portion of long-term debt                                      58.2          56.5
                                                                     --------      --------
          Total Current Liabilities                                   1,350.6       1,261.8

Deferred income taxes                                                   134.1         144.3
Long-term debt                                                          770.5         768.6
Shareholders' Equity
  Capital stock:
    Preferred Stock, without par value:
      Authorized - 1,000,000 shares; issued - none                          -             -
    Common Stock, par value $1 per share:
      Authorized - 250,000,000 shares; issued 79,842,964 shares
        at January 1, 1999 and 80,012,625 at July 3, 1998                79.8          80.0
  Other capital                                                         271.2         271.3
  Retained earnings                                                   1,321.3       1,282.8
  Unearned compensation                                                  (6.8)         (3.2)
  Accumulated other comprehensive loss                                  (24.4)        (21.6)
                                                                     --------      --------
  Total Shareholders' Equity                                          1,641.1       1,609.3
                                                                     --------      --------
                                                                     $3,896.3      $3,784.0
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

The components of accumulated other comprehensive loss, net of related tax, at January 1, 1999 and July 3, 1998 are as follows:

                                                          January 1,    July 3,
        (in millions)                                        1999        1998
        ---------------------------------------------------------------------

        Net unrealized gains on securities
         available-for-sale                                 $ 13.0      $ 25.3
        Foreign currency translation adjustments             (37.4)      (46.9)
                                                             -----       -----
                                                            $(24.4)     $(21.6)
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

Total assets by segment are as follows:

                                          January 1,        July 3,
              (in millions)                  1999            1998
              ---------------------------------------------------

              Electronic Systems          $  405.3         $  545.7
              Semiconductor                  764.4          1,022.0
              Communications                 734.0            716.7
              Lanier Worldwide             1,678.5          1,166.5
              Corporate                      314.1            333.1
                                          --------         --------
                                          $3,896.3         $3,784.0
                                          ========         ========



                                       (5)

Note C -- Net Income Per Share
------------------------------

Average outstanding shares used in the computation of net income per share are as follows:

                                           Quarter Ended              Two Quarters Ended
                                      January 1,    January 2,     January 1,   January 2,
 --------------------------------------------------------------------------------------------
   (in millions)                           1999          1998            1999          1998

  Basic:
    Weighted average shares
     outstanding                        80.0          79.9            80.0          79.8
    Contingently issuable shares         (.5)          (.7)            (.5)          (.6)
                                        ----          ----            ----          ----
                                        79.5          79.2            79.5          79.2
                                        ====          ====            ====          ====

  Diluted:
    Weighted average shares
     outstanding                        80.0          79.9            80.0          79.8
    Dilutive stock options                .2            .3              .1            .3
    Contingently issuable shares         (.4)            -             (.3)            -
                                        ----          ----            ----          ----
                                        79.8          80.2            79.8          80.1
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


Reserve usage for the two quarters ended January 1, 1999 is summarized below:



                     Reserve Balance       USE OF RESERVES         Reserve Balance
(in millions)        at July 3, 1998      Cash     Non-Cash       at January 1, 1999
------------------------------------------------------------------------------------

Severance benefits        $48.1           $16.5          -               $31.6
Facility write-offs         1.2              .5          -                  .7
Other exit costs            6.7             1.4          -                 5.3
                          -----           -----       ----               -----
                          $56.0           $18.4          -               $37.6
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


                                               Quarter Ended                         Two Quarters Ended
                                               -------------                         ------------------
                                      Jan. 1,       Jan. 2,        Percent            Jan. 1,        Jan. 2,        Percent
                                        1999          1998       Inc./(Dec.)           1999            1998        Inc./(Dec.)
                                        ----          ----       -----------           ----            ----        -----------
                                                                   (Dollars in millions)
NET SALES
Electronic Systems                    $187.6          $237.6          (21)             $  398.6       $  499.0        (20)
Semiconductor                          136.2           174.7          (22)                279.5          355.5        (21)
Communications                         233.0           238.8           (2)                435.8          479.0         (9)
Lanier Worldwide                       362.6           318.9           14                 693.9          616.1         13
                                       -----           -----                            -------        -------
Total                                 $919.4          $970.0           (5)             $1,807.8       $1,949.6         (7)
                                       =====           =====                            =======        =======

OPERATING PROFIT
Electronic Systems                    $ 19.4          $ 18.7            4              $   42.3       $   39.3          8
Semiconductor                           25.9            23.0           13                  44.1           45.0         (2)
Communications                          15.0            29.3          (49)                  8.7           53.5        (84)
Lanier Worldwide                        46.0            35.8           28                  75.0           64.0         17
Corporate Expense                       (5.3)          (10.6)         (50)                 (4.9)         (22.6)       (78)
Interest Expense                       (21.2)          (16.4)          29                 (42.3)         (33.3)        27
                                       -----           -----                              -----          -----
  Total                               $ 79.8          $ 79.8            -              $  122.9       $  145.9        (16)
                                       =====           =====                              =====          =====

NET INCOME
Electronic Systems                    $  9.3          $  7.7           21              $   21.2       $   16.2         31
Semiconductor                           11.2            12.1           (7)                 20.3           22.7        (11)
Communications                           7.8            15.7          (50)                  1.4           28.0        (95)
Lanier Worldwide                        24.5            17.2           42                  38.3           29.4         30
                                        ----            ----                              -----          -----
Total                                 $ 52.8          $ 52.7            -              $   81.2       $   96.3        (16)
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

Corporate expense decreased significantly for the most recent quarter and the first two quarters of fiscal 1999 due primarily to lower expenses associated with employee benefit and retirement plans.

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

EURO CONVERSON

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


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

    (a)  Exhibits:

         *(12) Ratio of Earnings to Fixed Charges.

         *(27) Financial Data Schedule.

         * Previously filed with the Company's Form 10-Q Quarterly Report for the fiscal quarter ended January 1, 1999.


    (b) Reports on Form 8-K.

         No Current Reports on form 8-K were filed during the fiscal quarter ended January 1, 1999.


Items 1, 2, 3 and 5 of Part II are not applicable and have been omitted.



                                      (11)

                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                            HARRIS CORPORATION
                                            -----------------------------------
                                            (Registrant)


Date:  April 9, 1999                        By:  /s/ Bryan R. Roub
      -------------                            --------------------------------
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