Form 10-Q
period 1999-04-02
HARRIS CORP /DE/
filed 1999-05-13
CIK 202058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM l0-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION l3 or l5(d)
                     OF THE SECURITIES EXCHANGE ACT OF l934

                  For the quarterly period ended April 2, 1999

                                       or

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



                        ===============================




Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes   X   No
                                                           -----   -----


The number of shares outstanding of the registrant's common stock, as of May 7, 1999 was 79,733,164 shares.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------




Item 1.  Financial Statements.
------------------------------

                            HARRIS CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENT OF INCOME


The following information for the quarters ended April 2, 1999 and April 3, 1998, has not been audited by independent accountants, but in the opinion of management reflects all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the indicated periods. The results of operations for the quarter and the three quarters ended April 2, 1999 are not necessarily indicative of the results for the full fiscal year.


                                               Quarter Ended        Three Quarters Ended
                                          ----------------------   ---------------------
                                           April 2,     April 3,   April 2,     April 3,
                                            1999         1998        1999         1998
                                          ----------- ----------   ---------- ----------
                                             (In millions, except per share amounts)

Revenue
  Revenue from sales, rentals
   and services                           $ 949.6      $ 961.6    $ 2,757.4    $ 2,911.2
  Interest                                   15.3         14.6         39.8         34.1
                                          -------      -------    ---------    ---------
                                            964.9        976.2      2,797.2      2,945.3

Costs and Expenses
  Cost of sales, rentals and
    services                                658.6        627.5      1,876.6      1,924.3
  Engineering, selling and
    administrative expenses                 234.3        246.0        693.0        742.5
  Interest                                   21.6         19.9         63.9         53.2
  Restructuring expense                      --           --          (11.0)        --
  Special charge for litigation costs        --           --           20.6         --
  Other - net                               (12.4)        (8.0)       (31.6)       (11.4)
                                          -------      -------    ---------    ---------

Income before income taxes                   62.8         90.8        185.7        236.7
Income taxes                                 21.4         30.9         63.1         80.5
                                          -------      -------    ---------    ---------

Net Income                                $  41.4      $  59.9    $   122.6    $   156.2
                                          =======      =======    =========    =========

Net Income Per Common Share
   Basic                                  $   .52      $   .76    $    1.54    $    1.97
                                          =======      =======    =========    =========
   Diluted                                $   .52      $   .75    $    1.54    $    1.96
                                          =======      =======    =========    =========

Cash Dividends Paid Per Common Share      $   .24      $   .22    $     .72    $     .66
                                          =======      =======    =========    =========

Average Shares Outstanding
   Basic                                     79.4         79.4         79.5         79.2
                                          =======      =======    =========    =========
   Diluted                                   79.7         79.9         79.8         79.7
                                          =======      =======    =========    =========



                        See Notes to Financial Statements

                                       (2)

                       HARRIS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                                     July 3,
                                                                      April 2,        1998
                                                                        1999        (audited)
                                                                     ------------ -----------
ASSETS                                                                    (In millions)
Current Assets
  Cash and cash equivalents                                          $  116.1      $  184.3
  Marketable securities                                                  17.4          44.5
  Accounts and notes receivable - net, less allowance
    for collection losses of $44,300,000 at April 2, 1999
    and $30,600,000 at July 3, 1998                                     891.0         805.1
  Unbilled costs and accrued earnings on fixed price contracts based on percentage-of-completion accounting, less progress payments of $182,200,000 at April 2, 1999 and
    $179,000,000 at July 3, 1998                                        202.9         247.0
  Inventories:
    Work in process and finished products                               433.1         481.2
    Raw materials and supplies                                          145.9         122.4
                                                                      -------       -------
                                                                        579.0         603.6
  Deferred income taxes                                                 195.8         215.2
                                                                      -------       -------
          Total Current Assets                                        2,002.2       2,099.7

Plant and equipment, less allowances for depreciation of
  $1,445,900,000 at April 2, 1999 and $1,360,900,000 at
  July 3, 1998                                                          962.9         947.0

Notes receivable - net                                                  220.2         232.5
Intangibles resulting from acquisitions                                 276.9         214.4
Other assets                                                            398.1         290.4
                                                                     --------      --------
                                                                     $3,860.3      $3,784.0
                                                                     ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                                                    $  366.5      $  231.0
  Accounts payable                                                      197.8         190.3
  Compensation and benefits                                             208.3         230.0
  Other accrued items                                                   245.8         241.9
  Advance payments and unearned income                                  187.5         228.2
  Income taxes                                                           49.1          83.9
  Current portion of long-term debt                                      58.1          56.5
                                                                     --------      --------
          Total Current Liabilities                                   1,313.1       1,261.8

Deferred income taxes                                                   132.7         144.3
Long-term debt                                                          774.8         768.6
Shareholders' Equity
  Capital stock:
    Preferred Stock, without par value:
      Authorized - 1,000,000 shares; issued - none                          -             -
    Common Stock, par value $1 per share:
      Authorized - 250,000,000 shares; issued 79,773,790 shares
        at April 2, 1999 and 80,012,625 at July 3, 1998                  79.8          80.0
  Other capital                                                         271.2         271.3
  Retained earnings                                                   1,340.8       1,282.8
  Unearned compensation                                                  (8.1)         (3.2)
  Accumulated other comprehensive loss                                  (44.0)        (21.6)
                                                                     --------      --------
          Total Shareholders' Equity                                  1,639.7       1,609.3
                                                                     --------      --------
                                                                     $3,860.3      $3,784.0
                                                                     ========      ========






                        See Notes to Financial Statements

                                       (3)

                       HARRIS CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS




                                                       Three Quarters Ended
                                                     -----------------------
                                                      April 2,       April 3,
                                                        1999           1998
                                                     -------------  --------
                                                            (In millions)

OPERATING ACTIVITIES
  Net income                                            $122.6        $156.2
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                        205.2         155.0
    Non-current deferred income tax                      (11.6)         (3.4)
  (Increase) decrease in:
    Accounts and notes receivable                         (9.7)         39.6
    Unbilled costs and inventories                       109.1         (32.2)
    Other assets                                         (77.8)        (71.1)
  Increase (decrease) in:
    Accounts payable and accrued expenses                (90.6)        (44.3)
    Advance payments and unearned income                 (45.0)        (44.0)
    Income taxes                                           1.9          27.7
  Other                                                   (2.8)         10.8
                                                        ------        ------

Net cash provided by operating activities                201.3         194.3
                                                        ------        ------

INVESTING ACTIVITIES
  Cash paid for acquisitions                            (213.0)         (9.9)
  Additions of plant and equipment                      (143.3)       (226.5)
                                                        ------        ------

Net cash used in investing activities                   (356.3)       (236.4)
                                                        ------        ------

FINANCING ACTIVITIES
  Increase (decrease) in short-term debt                 137.0         (90.4)
  Increase in long-term debt                               6.3         149.7
  Proceeds from sale of Common Stock                       2.7          11.5
  Purchase of Treasury Stock                              (8.9)            -
  Cash dividends                                         (57.4)        (52.5)
                                                        ------        ------

Net cash provided by financing activities                 79.7          18.3
                                                        ------        ------

Effect of exchange rate changes on cash and cash
  equivalents                                              7.1          (5.6)
                                                        ------        ------

Net decrease in cash and cash equivalents                (68.2)        (29.4)

Cash and cash equivalents, beginning of year             184.3          70.7
                                                        ------        ------

Cash and cash equivalents, end of period                $116.1        $ 41.3
                                                        ======        ======





                        See Notes to Financial Statements


                                       (4)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


April 2, 1999

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

Note B -- Accounting Changes
----------------------------

For the first quarter ended October 2, 1998, the Corporation adopted Statement of Financial Accounting Standards (FAS) No. 130, "Reporting Comprehensive Income". This Statement requires reporting of changes in shareholders' equity that do not result directly from transactions with shareholders. These changes include the fair value adjustment to certain cost-based investments and foreign currency translation adjustments. Comprehensive earnings for the quarter and the first three quarters ended April 2, 1999 were $21.9 million and $100.2 million, respectively. Prior fiscal year comprehensive earnings for the quarter and the first three quarters ended April 3, 1998 were $63.8 million and $138.5 million, respectively. Prior year financial statements have been reclassified to conform to the requirements of FAS No. 130.

The components of accumulated other comprehensive loss, net of related tax, at April 2, 1999 and July 3, 1998 are as follows:


                                                            April 2,   July 3,
        (in millions)                                        1999       1998
        ----------------------------------------------------------------------

        Net unrealized gains on securities
         available-for-sale                                 $  8.3      $ 25.3
        Foreign currency translation adjustments             (52.3)      (46.9)
                                                            ------      ------
                                                            $(44.0)     $(21.6)
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

Net sales, operating profit and net income by segment are on page 8. That information is an integral part of these financial statements. Intersegment revenues are not material.

Total assets by segment are as follows:

                                           April 2,         July 3,
              (in millions)                  1999            1998
              -----------------------------------------------------

              Electronic Systems          $  563.8         $  545.7
              Semiconductor                  929.5          1,022.0
              Communications                 759.6            716.7
              Lanier Worldwide             1,292.4          1,166.5
              Corporate                      315.0            333.1
                                          --------         --------
                                          $3,860.3         $3,784.0
                                          ========         ========






                                       (5)

Note C -- Net Income Per Share
------------------------------

Average outstanding shares used in the computation of net income per share are as follows:


                                             Quarter Ended             Three Quarters Ended
                                         April 2,      April 3,       April 2,      April 3,
   (in millions)                          1999          1998            1999          1998
--------------------------------------------------------------------------------------------
  Basic:
    Weighted average shares
     outstanding                          79.8          80.0            79.9          79.8
    Contingently issuable shares           (.4)          (.6)            (.4)          (.6)
                                          ----          ----            ----          ----
                                          79.4          79.4            79.5          79.2
                                          ====          ====            ====          ====

  Diluted:
    Weighted average shares
     outstanding                          79.8          80.0            79.9          79.8
    Dilutive stock options                  .1            .3              .2            .3
    Contingently issuable shares           (.2)          (.4)            (.3)          (.4)
                                          ----          ----            ----          ----
                                          79.7          79.9            79.8          79.7
                                          ====          ====            ====          ====


Note D -- Restructuring
-----------------------

In fiscal 1998, the Corporation recorded a $83.8 million charge ($55.7 million after income taxes) for the restructuring of its operations. Restructuring actions included a work force reduction of approximately 2,300 employees and the exit of six product lines, the most significant being the semiconductor commercial logic product line. At April 2, 1999, 1,670 employees have been terminated with the remainder to be terminated before the end of fiscal 1999. During the second quarter of fiscal 1999, the Corporation completed the sale of its Semiconductor commercial logic product line. This sale resulted in a gain before income taxes of $11.0 million. Other smaller product lines are in the process of being discontinued through the fulfillment of sales backlog and commitments, collection of receivables and the liquidation of inventory.


Reserve usage for the three quarters ended April 2, 1999 is summarized below:


                                           Use of Reserves
                     Reserve Balance      -----------------        Reserve Balance
(in millions)        at July 3, 1998      Cash     Non-Cash       at April 2, 1999
----------------------------------------------------------------------------------

Severance benefits        $48.1           $25.0          -               $23.1
Facility write-offs         1.2             1.2          -                   -
Other exit costs            6.7             6.7          -                   -
                          -----           -----         ---              -----
                          $56.0           $32.9          -               $23.1
                          =====           =====                          =====

Note E -- Reclassifications
---------------------------

Based upon certain restructuring actions taken during fiscal 1998, the Company recorded restructuring expenses of $130.0 million. These charges were for employee terminations and certain product line exits, including provisions for inventory write-offs and product to be returned from distributors. Pursuant to comments from the Securities and Exchange Commission, the Company's Consolidated Statement of Income for fiscal 1998 has been amended by reclassifying $31.0 million of inventory write-offs to cost of sales and rentals, $12.8 million of distributor returns to a reduction of revenue from product sales and rentals, and $2.4 million from restructuring to administrative expenses. Reference is made to the Company's financial statements included in Form 10-K/A.


                                      (6)

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

At April 2, 1999, the Company had foreign currency exchange contracts to buy
117.6 million Malaysian Ringgits for $37.5 million. The maturity period for these contracts is 1 to 5 months. Deferred losses resulting from ringgit contracts are $29.2 million.

Note G -- Subsequent Event
--------------------------

On April 13, 1999, the Company announced its intention to spin off its Lanier Worldwide subsidiary as an independent, publicly traded company and its intention to sell its Semiconductor power product line. The spin-off is expected to take the form of a tax-free stock dividend of Lanier stock and is subject to final approval of Harris' Board of Directors and formal declaration of the dividend. The sale of the Semiconductor power product line is expected to be completed during the summer of 1999. The Company also announced its intention to undertake specific actions to become a pure communications equipment company and to undertake other repositioning actions.



                                       (7)

Item 2. Management's Discussion & Analysis of Financial Condition & Results of
------------------------------------------------------------------------------
Operations.
-----------

RESULTS OF OPERATIONS

Sales and net income for the third quarter were lower than the same period last year by 1.2 percent and 30.9 percent, respectively. Sales for the first three quarters decreased 5.3 percent over the same period a year ago, while net income declined by 21.5 percent. Fiscal 1999 results for the first three quarters include a restructuring gain of $11.0 million ($6.7 million after tax) from the sale of a product line and a $20.6 million ($13.6 million after tax) provision related to a patent litigation judgment. The provision relates to the settlement of a lawsuit in which the Federal Circuit Court of Appeals on September 9, 1998 upheld a lower court ruling that the Company had infringed a competitor's patent for an analog television transmitter circuit. The award totaled $15.4 million plus attorneys fees and interest and relates to an older product no longer manufactured by the Company. Segment net sales, operating profit and net income were as follows:


                                 Quarter Ended                   Three Quarters Ended
                      ----------------------------------  -----------------------------------
                       April 2,     April 3,   Percent    April 2,      April 3,    Percent
                        1999         1998    Inc./(Dec.)    1999          1998    Inc./(Dec.)
                      ----------------------------------  -----------------------------------
                                              (Dollars in millions)
NET SALES
Electronic Systems   $  222.6     $  231.0      (4)      $    621.2    $    730.0     (15)
Semiconductor           153.2        175.8     (13)           432.7         531.3     (19)
Communications          219.3        239.0      (8)           655.1         718.0      (9)
Lanier Worldwide        354.5        315.8      12          1,048.4         931.9      13
                     --------     --------               ----------    ----------
Total                $  949.6     $  961.6      (1)      $  2,757.4    $  2,911.2      (5)
                     ========     ========               ==========    ==========

OPERATING PROFIT
Electronic Systems   $   23.6     $   19.8      19       $     65.9    $     59.2      11
Semiconductor            12.3         31.6     (61)            56.4          76.5     (26)
Communications           10.9         31.4     (65)            19.6          84.9     (77)
Lanier Worldwide         30.8         35.6     (13)           105.8          99.6       6
Corporate Expense         6.8         (7.7)     --              1.9         (30.3)     --
Interest Expense        (21.6)       (19.9)      9            (63.9)        (53.2)     20
                     --------     --------               ----------    ----------
  Total              $   62.8     $   90.8     (31)      $    185.7    $    236.7     (22)
                     ========     ========               ==========    ==========

NET INCOME
Electronic Systems   $   13.4     $    7.9      70       $     34.6    $     24.1      44
Semiconductor             6.2         17.5     (65)            26.5          40.2     (34)
Communications            5.3         17.1     (69)             6.7          45.1     (85)
Lanier Worldwide         16.5         17.4      (5)            54.8          46.8      17
                     --------     --------               ----------    ----------
  Total              $   41.4     $   59.9     (31)      $    122.6    $    156.2     (22)
                     ========     ========               ==========    ==========


The Electronic Systems segment reported lower sales for both the third quarter and the first three quarters as new program starts in the segment's information and aerospace product lines have not kept pace with the wind-down of ongoing programs. Notwithstanding, segment earnings were substantially higher for the third quarter and the first three quarters compared to prior year periods due primarily to the final settlement with the U.S. Government of overhead rates for previous years and continued strength in the segment's communications systems business.

Semiconductor segment sales were lower for the third quarter and the first three quarters compared to prior year periods due to continuing weak demand in many of the segment's product lines. Sales did increase, however, by 29 percent over current year second quarter sales due to stronger demand for the segment's power products. Continuing pricing pressure, weak demand, and significantly lower royalty income negatively impacted operating profit and net income while lower operating expenses resulting from prior year restructuring actions and ongoing cost controls helped to preserve margins. Operating profit for the first three quarters of this year also includes an $11.0 million gain from the sale of technology associated with the segment's exit of its commercial logic product line.



                                      (8)

Sales in the Communications segment were moderately lower for both the quarter and the first three quarters compared to the prior year periods as weakness in the segment's international markets were in part offset by gains in the domestic broadcast and communications products businesses. Segment earnings were significantly lower for the third quarter and the three quarters to date due to lower sales volume and pricing pressures attributed to weak conditions in the segment's international markets, along with lower gains from the sale of marketable securities and lower royalty income. Earnings for the first three quarters also were adversely impacted by the previously described $20.6 million ($13.6 million after tax) provision for a patent litigation judgment.

Lanier Worldwide segment sales increased in both the third quarter and the first three quarters over prior year periods and were driven by the successful first quarter acquisition and integration of the Agfa-Gevaert Group's copying systems business. The acquisition doubled Lanier's market share in the European office equipment market. Lower third quarter domestic sales and lower operating margins caused primarily by pricing pressures on analog products in the U.S. resulted in moderately lower third quarter earnings. For the first three quarters earnings were moderately higher compared to the prior year period primarily due to higher sales associated with acquisitions. The segment's earnings in the third quarter and the first three quarters were also negatively impacted by charges related to accounting irregularities by a former employee over several years at one of its foreign subsidiaries. Based on preliminary information, the magnitude is believed to be approximately $10 million before income taxes and any potential recovery. The Company has reserves for the problem of approximately $5 million at April 2, 1999.

Corporate expense decreased significantly for both the third quarter and the year-to-date due to gains from investment securities, foreign currency exchange gains, and lower expenses associated with employee benefit and retirement plans.

Cost of sales as a percentage of net sales were 69.4 percent in the third quarter and 68.1 percent in the first three quarters of this year compared to
65.3 percent and 66.1 percent for the respective periods a year ago. The increase in the cost ratio was primarily due to lower royalty income in the Semiconductor segment and reduced operating margins in the Semiconductor power products line, the Communications microwave systems product line and the Lanier domestic analog copier product line.

Engineering, selling, and administrative expenses as a percentage of net sales were 24.7 percent for the third quarter and 25.1 percent for the first three quarters compared to 25.6 percent and 25.5 percent for the comparable prior year periods. The decrease in the third quarter ratio was due to a lower proportion of administrative and general expenses.

Interest income was higher in the first three quarters because of interest earned on notes receivable and on amounts due from the Internal Revenue Service. Interest expense also increased in both the third quarter and the first three quarters of fiscal 1999, due to higher average borrowings and a lower amount of capitalized interest compared to the prior year's periods. Capitalized interest is included as a component of plant and equipment on the balance sheet. "Other-net" expense was lower due primarily to gains on foreign currency and gains from the sale of assets.

The provision for income taxes as a percentage of pretax income was 34.0 percent in all periods. The statutory federal income tax rate for all periods was 35.0 percent. All periods benefited from lower tax rates on foreign source income and export sales.

Net income as a percentage of sales was 4.4 percent for the third quarter and
4.4 percent for the year-to-date, compared to 6.2 percent and 5.4 percent in the same periods last year for the previously stated reasons.






                                       (9)

LIQUIDITY AND FINANCIAL POSITION

Working capital decreased from $837.9 million at July 3, 1998, to $689.1 million at the end of the third quarter largely due to cash and short-term debt used to fund Lanier Worldwide's acquisition of the Agfa-Gevaert copying systems business. Capital expenditures are down substantially from last year's first three quarters due to completion of several semiconductor related projects. Total capital expenditures for the Corporation in fiscal 1999, including expenditures for customer rental equipment, are expected to be approximately $200 million compared to $285 million for fiscal 1998. Cash expenditures during the first three quarters for restructuring actions were $32.9 million. In October 1998, the Corporation filed a $500 million "shelf" debt registration statement with the Securities and Exchange Commission. This statement became effective in April 1999. Debt securities may be issued from time to time under a prospectus supplement that will contain specific information about the terms of an offering. Proceeds from the sale of debt securities will be used for general corporate purposes, including the repayment of existing indebtedness and additions to working capital. In November 1998, the Company's 364-day $300 million credit facility expired. The Company is currently negotiating with banks new short-term credit facilities of approximately $250 million which is intended to redeem and prepay higher interest borrowings. It is anticipated that cash received from the proposed sale of non-core businesses will be used to retire this new short-term facility. The requirement for funds to finance capital expenditures, acquisitions of new businesses and other operational requirements during the remainder of fiscal 1999 will be met by cash flow from operations, potential sales of debt securities and other available borrowing capacity.

In April 1999, the Company announced its intention to spin off its Lanier Worldwide subsidiary. Associated with this transaction the Company expects to include a significant portion of its existing debt as part of the spin-off, resulting in a total debt to capital ratio less than the 42 percent ratio at April 2, 1999. As a result of the spin-off announcement, the Company was advised that it is on a "credit watch" relative to its present debt ratings. This is considered customary in the circumstances.

YEAR 2000 ISSUE

Certain software and hardware systems are time sensitive. Older time-sensitive systems often use a two-digit dating convention (e.g., "00" rather than "2000") that could result in system failure and disruption of operations as the year 2000 approaches. The Year 2000 problem will impact the Company, its vendors and suppliers, customers, and other third parties that interface with the Company.

With regard to the Year 2000 problem, project initiatives of varying magnitudes have been identified throughout the Company and its various business segments. Each project has been assigned a leader and prioritized based on the size of the task and the perceived business risk. A steering committee comprised of senior management in key functional areas including: accounting, finance, legal, quality and new processes and information management has been established to monitor and oversee the progress of each project. The Board of Directors is briefed on the Company's Year 2000 state of readiness at it regular meetings and is actively monitoring and advising the Company.

At April 2, 1999, the Company had completed over 202 of its remediation programs and was actively working on an additional 189 programs. The focus of these completed and in-process programs is to replace or modify time-sensitive software systems and equipment. The Company has provided Year 2000 internet web pages to communicate general and product specific issues and has initiated formal programs with significant suppliers, customers and other relevant third parties to resolve certain Year 2000 problems. However, the Company believes it has no material exposure to contingencies related to the Year 2000 issue for the products it has sold.

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


                                      (10)

The Company believes it is diligently addressing the Year 2000 issues and that it will satisfactorily resolve significant Year 2000 problems. The Company anticipates completing most of its Year 2000 projects during fiscal 1999, with major completion milestones being targeted for the fourth quarter of fiscal 1999. In the event the Company falls short of these milestones, additional internal resources will be focused on completing these projects or implementing contingency plans. The estimated cost for resolving Year 2000 issues is approximately $46 million with approximately $32 million expended to date. These costs are generally not incremental to existing information technology budgets. Rather, internal resources were re-deployed and timetables for implementation of replacement systems were accelerated. The largest portion of this expenditure is being used to replace existing software and hardware.

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

As part of the Year 2000 program, detailed contingency plans are being formalized as the target date for completion approaches. Contingency plans address both internal and external issues to the extent possible. Business disruption scenarios are currently being identified and appropriate strategies and detailed plans are being evaluated and tested. The Company believes the most reasonably likely worst case scenario would be the inability of third parties, including utilities, to deliver supplies and services that are critical to the Company's operations and that could not readily be replaced by other suppliers or internally. In such a circumstance, the Company's operations could be interrupted, with adverse effects on financial results.

OUTLOOK

The Company believes that revenue for the current year will be slightly lower than fiscal 1998. Earnings for the fourth quarter and the fiscal year are expected to be lower than fiscal 1998 results before restructuring provisions and other one-time related charges. Lower royalty income and an ongoing industry downturn in the Company's semiconductor business and general market weakness for communications products continue to adversely impact earnings from operations.

The fiscal 1998 restructuring program is being vigorously implemented to reduce cost and maintain profit margins. The Company's recently announced plan to reposition the Company as a pure communications company, modify its internal structure and divest non-core business will result in substantially lower future consolidated net sales. Related costs associated with streamlining the Company's overhead structure will negatively impact short-term earnings but are expected to benefit profit margins for the repositioned Company.

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

The Company's consolidated results and the forward-looking statements could be affected by, among other things, general economic conditions in the markets in which the Company operates; economic developments that have a particularly adverse effect on one or more of the markets served by the Company; the ability to execute management's repositioning as a pure communications company (including management's plan to modify its internal structure



                                      (11)
and divest non-core businesses); stability of key markets for communications products, particularly Asia and South America; fluctuation in foreign currency exchange rates and the effectiveness of the Company's currency hedging program; worldwide demand for integrated semiconductor circuits; reductions in the U.S. and worldwide defense and space budgets; effect of continuing consolidation in the U.S. defense industry on the Company's direct and indirect business with the U.S. government; the Company's ability to receive contract awards; continued development and market acceptance of new products, especially digital television broadcast products and semiconductor wireless products; continued success of the Company's patent licensing programs; the ability of Harris, its customers and suppliers to become Year 2000 compliant; and the successful resolution of patent infringement and other general litigation. Harris disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.





                                      (12)

PART II. OTHER INFORMATION.
---------------------------

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

    (a)  Exhibits:

         (12) Ratio of Earnings to Fixed Charges.

         (27) Financial Data Schedule.

    (b)  Reports on form 8-K.

         No Current Reports on Form 8-K were filed during the fiscal quarter ended April 2, 1999.


Items 1, 2, 3, 4 and 5 of Part II are not applicable and have been omitted.




                                      (13)

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

Date:  May 13, 1999                      By:/s/Bryan R. Roub
                                            -----------------------------
                                            Bryan R. Roub
                                            Senior Vice President & Chief
                                            Financial Officer (principal
                                            financial officer and duly
                                            authorized officer)




                                      (14)

                                  EXHIBIT INDEX
                                  -------------


               Exhibit No.
               Under Reg.
              S-K, Item 601                          Description
              -------------                          -----------



                  (12)                     Ratio of Earnings to Fixed Charges


                  (27)                     Financial Data Schedule