Form 10-K405
period 1999-07-02
HARRIS CORP /DE/
filed 1999-09-13
CIK 202058

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

    FOR THE FISCAL YEAR ENDED JULY 2, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________________ to __________________

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                          NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                                      ON WHICH REGISTERED
                  -------------------                                     ---------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value (based upon the closing price on the New York Stock Exchange) of the voting stock held by non-affiliates of the registrant as of August 20, 1999 was $2,196,210,730.

     The number of outstanding shares of the registrant's Common Stock on August 20, 1999 was 79,701,784.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on October 22, 1999 are incorporated by reference into
Part III of this Annual Report on Form 10-K to the extent described therein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               HARRIS CORPORATION

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                                        PAGE NO.
                                                                                        --------
            PART I:
               ITEM   1.  Business....................................................      1
               ITEM   2.  Properties..................................................      9
               ITEM   3.  Legal Proceedings...........................................     10
               ITEM   4.  Submission of Matters to a Vote of Security Holders.........     11
           Executive Officers of the Registrant.......................................     12

           PART II:
               ITEM   5.  Market for the Registrant's Common Equity and Related
                          Stockholder Matters.........................................     15
               ITEM   6.  Selected Financial Data.....................................     16
               ITEM   7.  Management's Discussion and Analysis of Financial Condition
                          and Results of Operations...................................     17
               ITEM  7A.  Quantitative and Qualitative Disclosure About Market Risk...     25
               ITEM   8.  Financial Statements and Supplementary Data.................     25
               ITEM   9.  Changes in and Disagreements with Accountants on Accounting
                          and Financial Disclosure....................................     25

          PART III:
               ITEM  10.  Directors and Executive Officers of the Registrant..........     26
               ITEM  11.  Executive Compensation......................................     26
               ITEM  12.  Security Ownership of Certain Beneficial Owners and
                          Management..................................................     26
               ITEM  13.  Certain Relationships and Related Transactions..............     26

           PART IV:
               ITEM  14.  Exhibits, Financial Statement Schedules, and Reports on Form
                          8-K.........................................................     27

SIGNATURES............................................................................     30

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................     31

                                     PART I

ITEM 1.  BUSINESS.
                                  THE COMPANY

     Harris Corporation is an international company focused on communications equipment for voice, data and video applications. Harris was incorporated in Delaware in 1926 as the successor to three companies founded in the 1890's. The principal executive offices of the Company are located at 1025 West NASA Boulevard, Melbourne, Florida 32919, and the telephone number is (407) 727-9100.

DISCONTINUED OPERATIONS

     Lanier Worldwide. In April 1999, the board of directors of Harris approved a plan to spin-off its Lanier Worldwide, Inc. subsidiary as an independent publicly owned company. The transaction will be effected through the distribution of approximately 90% of the outstanding shares of common stock of Lanier to Harris shareholders. The distribution is expected to be tax free to Harris and its shareholders and is expected to be formally approved by the Harris board of directors and be completed during the second quarter of fiscal year 2000.

     Lanier and its subsidiaries form one of the world's largest independent suppliers of copiers, facsimiles and other related office automation equipment. With over 1,600 sales and service locations in more than 100 countries, Lanier markets these products and related services, parts and supplies to customers both on a direct sales basis and through a worldwide network of independent dealers. Lanier provides customers with a wide array of customized document management solutions including black and white digital and analog copiers, color copiers, facsimile machines, multifunction devices, dictation equipment, computer based health care information management systems, associated parts and supplies, and a variety of related outsourcing services, including legal support services. Lanier's fiscal year 1999 net sales were $1,430.5 million with net income for the year of $71.3 million.

     Semiconductor Sector. In April 1999, the board of directors of Harris approved a plan to sell the power products business of its semiconductor business. In an effort to maximize the value to Harris of the semiconductor operations, in June 1999, the board of directors approved the sale of the entire semiconductor business of Harris. On June 2, 1999, Harris entered into an agreement to sell substantially all of the semiconductor business to Intersil Corporation, a subsidiary of Sterling Holding Company, LLC, a Citicorp Venture Capital, Ltd. investment portfolio company. Upon consummation of the sale which was completed on August 13, 1999, Harris received $520 million in cash, $90 million of subordinated notes, and a 10% equity interest in Intersil. Harris also retained certain receivables. In connection with the transaction, Intersil also assumed most of the liabilities associated with the semiconductor business. The suppression semiconductor business, which was not purchased by Intersil, is expected to be sold by Harris during the second quarter of fiscal year 2000.

     The semiconductor business produces standard, custom and semi-custom integrated circuits and discrete devices for analog, digital, mixed signal, and power control and protection applications. These products are used in signal processing, data-acquisition, and logic applications for automotive systems, wireless communications, telecommunication line card, video and imaging systems, multimedia, industrial equipment, personal computers and computer peripherals, and military and aerospace systems. Fiscal 1999 net sales for the semiconductor business were $602 million with net income for the year of $25.5 million. Harris recorded an after-tax loss of $61.3 million in fiscal 1999 for the disposal of the semiconductor business.

     REPOSITIONING. In addition to the planned spinoff of Lanier, in April 1999, Harris announced plans to reposition itself to become a pure communications equipment company and to undertake an internal reorganization. The repositioning actions, which included the sale of the semiconductor operations, also include the elimination of the sector organization level and realignment of the commercial and government businesses into one company with five operating divisions, each focused on a specific communications market.

     As a result of the plans to spin-off Lanier Worldwide and to sell all of the semiconductor business, Harris' consolidated financial statements and notes report these businesses as discontinued operations and accordingly, prior periods have been restated. In addition, as a result of its internal reorganization, the continuing operations of Harris are reported under two segments: (1) the Government Communications segment, which is comprised of the operations of the former Electronic Systems Sector, and (2) the Commercial Communications segment, which is comprised of the operations of the former Communications Sector. Various corporate assets and corporate overhead expenses are not assigned to the segments.

GENERAL

     Harris Corporation, along with its subsidiaries (hereinafter called "Harris" or the "Company"), is a worldwide company focused on the worldwide market for voice, data and video communications equipment.

     Harris structures its operations around five operating divisions, which divisions have been organized on the basis of specific communications technology and markets. For the most part, each operating division has its own marketing, engineering, manufacturing and service organization. Harris produces most of the products it sells, except for certain broadcast products sold by the Broadcast Communications Division, which products are sourced from a variety of manufacturers. Reference is made to the Note Business Segments in the Notes to Financial Statements for further information with respect to business segments.

     Total revenues in fiscal 1999 from continuing operations decreased to $1.74 billion from $1.92 billion a year earlier. Total sales in the United States decreased 5 percent from a year earlier while international sales, which amounted to 26 percent of the total for continuing operations decreased 19 percent. Net income for fiscal 1999 from continuing operations before an extraordinary item decreased to $49.9 million from $66.4 million in fiscal 1998.

     The markets served and principal products of the Company's business segments are as follows:

COMMERCIAL COMMUNICATIONS SEGMENT

     The Commercial Communications segment is comprised of four operating divisions: (1) the Broadcast Communications Division, (2) the Communications Products Division, (3) the Microwave Communications Division and (4) the RF Communications Division. These operating divisions produce a comprehensive line of communications equipment and systems and application solutions for television and radio broadcast, radio-communication and telecommunication. Products include:

     - transmitters and studio equipment for digital and analog television,

     - digital and analog AM and FM studio and transmission systems,

     - digital telephone switches,

     - telephone subscriber-loop test systems equipment,

     - telecommunications tools and test sets,

     - network management and workforce management systems,

     - microwave communications products and systems,

     - high frequency (HF), very high frequency (VHF) and ultra-high frequency
       (UHF) radio communication equipment, and

     - air traffic and national law enforcement communication systems.

GOVERNMENT COMMUNICATIONS SEGMENT

     The Government Communications segment, which operates through the Government Communications Systems Division, designs, develops and produces state-of-the-art communication, information processing and electronic systems for the defense, air traffic, aerospace, telecommunications, law enforcement and newspaper composition markets. Applications of this segment's technologies and products include:

     - advanced avionics systems,

     - aircraft, spacecraft and missile communications,

     - terrestrial and satellite communication antennas, terminals and networks,

     - command, control, communication and intelligence systems, products and services,

     - global positioning system-based control systems,

     - signal and image processing,

     - weather support systems,

     - electronic warfare simulation,

     - civil and military air traffic control systems, and

     - integrated airport communication and management systems.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

     The financial results shown in the following table are presented to comply with current financial accounting standards relating to the Company's new business segment reporting of its continuing operations. Information concerning the identifiable assets of the Company's business segments is contained in the Note Business Segments in the Notes to Financial Statements. In calculating operating profit, allocation of certain expenses among the business segments involves the exercise of business judgment. Intersegment sales, which are insignificant, are accounted for at prices comparable to those paid by unaffiliated customers.

              NET SALES AND OPERATING PROFIT BY BUSINESS SEGMENT*

                             (DOLLARS IN MILLIONS)

                                                              FISCAL YEAR ENDED
                                                ---------------------------------------------
                                                JULY 2, 1999    JULY 3, 1998    JUNE 27, 1997
                                                ------------    ------------    -------------
NET SALES
Government Communications.....................    $  813.2        $  951.1        $  999.6
Commercial Communications.....................       930.3           973.7           952.0
                                                  --------        --------        --------
Total.........................................    $1,743.5        $1,924.8        $1,948.6
                                                  ========        ========        ========
OPERATING PROFIT
Government Communications.....................    $   52.1        $   43.9        $   84.7
Commercial Communications.....................        34.1            60.0            73.7
Headquarters Expense..........................       (31.0)          (59.4)          (70.4)
Interest Income...............................        13.3            14.1             4.2
Interest Expense..............................        (9.8)          (12.5)          (23.8)
Other Income..................................        19.3            57.6            30.8
                                                  --------        --------        --------
Total.........................................    $   78.0        $  103.7        $   99.2
                                                  ========        ========        ========

---------------

* Results include a fourth quarter $5.1 million restructuring charge in fiscal 1999 and a $16.1 million restructuring charge in fiscal 1998. The fiscal 1999 restructuring charge is included in Headquarters expense. In fiscal 1998, a $7.8 million restructuring charge is allocated to the Government Communications segment and a $8.3 million restructuring charge is allocated to the Commercial Communications segment. Commercial Communications segment results also include a $20.6 million special charge for litigation costs in fiscal 1999.

DESCRIPTION OF BUSINESS

COMMERCIAL COMMUNICATIONS SEGMENT

     The Commercial Communications segment designs, manufactures, and sells products characterized by three principal communication technologies:

          (1) communications products and systems, including digital telephone switches, enhanced services systems, telephone test equipment and systems, and telecommunication network management and workforce management systems;

          (2) broadcast, including digital and analog television and radio studio and transmission systems; and

          (3) wireless radio, including microwave radio products and systems, HF, VHF and UHF products, and air traffic and national law enforcement communications systems.

     Sales in fiscal 1999 for this business segment decreased 4.5 percent to $930.3 million from $973.7 million for the prior year. Segment operating profit decreased to $34.1 million, down from $60.0 million in fiscal 1998.

The segment contributed 53 percent of Harris' total sales from continuing operations in fiscal 1999 and 51 percent in fiscal 1998.

     The Communications Products Division provides a complete range of products and systems to test, manage and enhance communications network infra-structures. The division is a worldwide supplier of voice and data digital network switches, private-branch exchanges (PBXs), automatic call distributors and interactive voice response applications and standards-based computer telephone integration products to long-distance carriers, local carriers, utilities, corporations and government agencies. The division also supplies telecommunication products and systems, including automated line and telephone test systems and tools (including portable and remote test units), operational support systems to manage telephone subscriber loops, and network and workforce management systems. Additionally, this division offers support for pre-paid and debit calling card systems and services.

     The Microwave Communications Division is a leading producer of digital and analog microwave communication products and systems in North America and is expanding its international presence in such markets, particularly in Latin America. This division focuses on two primary applications for microwave: (1) links to connect cellular and PCS sites, and (2) private network applications. Private network applications include electric utilities, railroads, local governments, and emergency service operations where the public telephone network is not reliable or not sufficiently secure or non-existent. Additionally, this division designs, manufactures and markets wireless local loop telephony equipment for private, government and public phone system customers operating worldwide. This division also focuses on high-frequency communications and provides broadband wireless access to the latest voice, data and video applications, including millimeter wave technology.

     The RF Communications Division is a leading supplier of multiband and secure wireless radio communication products, systems and services, including two-way HF, VHF and UHF radio equipment, and offers a comprehensive line of products, including ground-to-air avionics radios and systems for long-distance and short-distance communications for commercial, military, law enforcement and government applications. This division is a leader in lightweight, man-portable and mobile radios for law enforcement and military forces around the world. Its radio products include a secure, mobile communications platform that also provides law enforcement agents with access to the national crime information database for fingerprint matching.

     The Broadcast Communications Division is a leading manufacturer and supplier of digital and analog radio and television broadcast encoding and transmission equipment, systems and services and radio studio equipment, systems and services in the United States. This division provided the nation's first advanced television transmitter to broadcast digital television as well as the first commercial digital television application. The division is also expanding its efforts in the digital radio area. The division's products include radio and television transmitters, antennas, encoders and audio, remote-control and video production systems. The division is also a leading supplier of mobile broadcast units and provides comprehensive television and radio studio integration services.

     Principal customers for products of the Commercial Communications segment include foreign and domestic commercial and industrial firms, radio and television broadcasters, telephone companies, governmental and military agencies, utilities, construction companies and oil producers.

     In general, the segment's products are sold and serviced domestically directly to customers through the sales organizations of the operating divisions and through established distribution channels. Internationally, the segment markets and sells its products and services through newly created regional sales offices and established distribution channels and has increased its focus in South America and other promising international markets, particularly in the microwave radio area. See "International Business."

     The backlog of unfilled orders for this segment of Harris' business was $366 million at July 31, 1999, substantially all of which is expected to be filled during the 2000 fiscal year, compared with approximately $311 million a year earlier.

GOVERNMENT COMMUNICATIONS SEGMENT

     The Government Communications segment of Harris, which operates through the Government Communications Systems Division, is engaged in advanced research, design, development and production of advanced communication, information processing and electronic products, services, systems and sub-systems for government and commercial organizations in the United States and internationally. The division specializes in airborne, spaceborne, and ground communications for the United States government. Applications of the segment's state-of-the-art technologies include:

     - communication and information management systems,

     - terrestrial and satellite communication antennas, terminals and networks,

     - signal and image processing,

     - advanced aerospace and avionics products,

     - command, control, communication and intelligence systems, products and services,

     - electronic warfare simulation,

     - air traffic control,

     - weather support systems,

     - law enforcement,

     - testing of complex electronics systems, and

     - newspaper composition.

     The Government Communications Systems Division is a major supplier of advanced-technology communications and information processing systems to the United States Department of Defense, Federal Aviation Administration, National Aeronautics and Space Administration, Federal Bureau of Investigation and other federal and local government agencies, aircraft manufacturers, airports and newspapers and publishing houses.

     Sales in fiscal 1999 for this business segment decreased 14.5 percent to $813.2 million from $951.1 million in fiscal 1998. Excluding prior year restructuring charges and unusual contract charges in both years, operating profit increased 10 percent. This segment contributed 47 percent of Harris' total sales from continuing operations in fiscal 1999 and 49 percent in fiscal 1998.

     The Government Communications Systems Division is a leading supplier of air-traffic control communication systems and is also a major supplier of custom aircraft and spaceborne communication and information processing systems, a leading supplier of terrestrial and satellite communication systems, including large deployable satellite antenna systems and flat panel phased array and single mission antenna, and is a preeminent supplier of super-high-frequency military satellite ground terminals for the Department of Defense. The segment is also diversifying into the commercial satellite business and has been awarded contracts to provide antennas for programs such as the Asian Cellular System.

     The division is a major supplier of custom ground-based systems and software designed to collect, store, retrieve, process, analyze, display and distribute information for government, defense and law enforcement applications, including meteorological data processing systems and range management information systems. The segment also provides computer controlled electronic maintenance, logistic, simulation and test systems for military aircraft, ships and ground vehicles and provides sophisticated ground based and shipboard command, control, communication and intelligence systems, products and services for many government end-users. The division's electronic products enable high speed communications for platforms such as the USAF F-22 air superiority fighter and the Army's Commanche advanced armed reconnaissance helicopter.

     Specific examples of technology developed by the division include the development of a family of wideband digital links to support the transmission of radar, imagery, and video from reconnaissance aircraft, unmanned aerial vehicles, and satellites and the development of a digital map that electronically displays real-time terrain, flight paths, and target locations for fighter helicopters. The division also has extensive expertise in microelectronics and advanced wireless tracking technology. While classified projects are not discussed in this report, the operating results relating to classified projects are included in Harris' consolidated financial statements, and the business risks associated with such projects do not differ materially from those of other projects for the United States government.

     The division is also a worldwide supplier of information-processing systems for newspapers and publishing houses.

     The segment has formed three joint ventures with the General Electric Company. GE Harris Energy Controls Systems is a leading supplier of intelligent energy management systems and services electric utilities. GE-Harris Railway Electronics is a leader in communication-based electronic planning, scheduling and control systems for railways worldwide. GE Harris Aviation Information Solutions provides information systems and services that enable airlines to monitor and analyze aircraft and engine performance data easier and faster, helping to improve airline efficiency and safety. The segment also has a joint venture with Sextant In-flight Systems to provide live television transmission to individual seats on commercial airlines.

     Most of the sales of this segment are made directly or indirectly to the United States government under contracts or subcontracts containing standard government contract clauses providing for redetermination of profits, if applicable, and for termination for the convenience of the government or for default of the contractor. These sales consist of a variety of contracts and programs with various governmental agencies, with no single program accounting for 10 percent or more of total Harris sales.

     The backlog of unfilled orders for this segment of Harris' business was $420 million at July 31, 1999, a substantial portion of which is expected to be filled during the 2000 fiscal year, compared with $430 million a year earlier.

INTERNATIONAL BUSINESS

     Net sales in fiscal 1999 of products exported from the United States or manufactured abroad were $448.5 million or 26 percent of the Company's total sales from continuing operations, compared with $556.4 million or 29 percent of the Company's total sales from continuing operations in fiscal 1998 and $461.8 million or 24 percent in fiscal 1997. The Company's international sales include both direct exports from the United States and sales from foreign subsidiaries. Most of the international sales are derived from the Commercial Communications segment. Direct export sales are primarily denominated in U.S. dollars, whereas sales from foreign subsidiaries are generally denominated in the local currency of the subsidiary. Exports from the United States from continuing operations, principally to Europe, Latin America and Asia, totaled $242.2 million or 54 percent of the international sales from continuing operations in fiscal 1999, $320.6 million or 58 percent of the international sales from continuing operations in fiscal 1998 and $238.5 million or 52 percent of the international sales from continuing operations in fiscal 1997.

     Foreign operations represented 12 percent of net sales from continuing operations and 14 percent of long-lived assets from continuing operations as of the end of fiscal 1999. Electronic products and systems are produced principally in the United States, and international electronic revenues are derived primarily from exports. Communication products assembly facilities are located in Brazil, Canada, China and the United Kingdom.

     International marketing activities are conducted through subsidiaries which operate in Canada, Europe, Central and South America and Asia. Harris has also established a new international marketing organization and several regional sales offices. Reference is made to Exhibit 21 "Subsidiaries of the Registrant" for further information regarding foreign subsidiaries.

     Harris utilizes indirect sales channels, including dealers, distributors and sales representatives, in the marketing and sale of some lines of products and equipment, both domestically and internationally. These independent representatives may buy for resale, or, in some cases, solicit orders from commercial or governmental customers for direct sales by Harris. Prices to the ultimate customer in many instances may be recommended or established by the independent representative and may be on a basis which is above or below the Company's list prices. These independent representatives generally receive a discount from the Company's list prices and may mark-up those prices in setting the final sales prices paid by the customer. During the 1999 fiscal year, sales from indirect sales channels represented 16% of Harris' total sales and 58% of Harris' international sales. Fiscal year 1999 orders came from a large number of foreign countries, no one of which accounted for five percent of the Company's total orders.

     Certain of Harris' exports are paid for by letters of credit, with the balance carried either on an open account or installment note basis. Advance payments, progress payments or other similar payments received prior to or upon shipment often cover most of the related costs incurred. Performance guarantees by the Company are generally required on significant foreign government contracts. In order to stay competitive in international markets, the Company also enters into recourse financing in order to facilitate sales to certain customers.

     The particular economic, social and political conditions for business conducted outside the United States differ from those encountered by domestic business. Management believes that the composite business risk for the international business as a whole is somewhat greater than that faced by its domestic operations as a whole. International business may subject the Company to risks such as:

     - the laws and regulations of foreign governments relating to investments and operations,

     - currency exchange controls, fluctuation of currency and currency revaluations,

     - taxes,

     - uncertainties as to local laws and enforcement of contract and intellectual property rights and occasional requirements for onerous contract clauses, and

     - rapid changes in governments and economic and political policies, political or civil unrest or the threat of international boycotts and United States anti-boycott legislation.

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

COMPETITION

     Harris operates in highly competitive businesses that are sensitive to technological advances. Although successful product and systems development is not necessarily dependent on substantial financial resources, some of Harris' competitors in each of its businesses are larger and can maintain higher levels of expenditures for research and development than Harris. Harris' competitors in the Commercial Communications segment include large multinational communications companies as well as smaller companies with developing technology expertise. Harris' competition for U.S. government contracts typically are large, technically competent firms with substantial assets, some of whom have become considerably larger in recent years. Harris concentrates in each of its businesses on the market opportunities which management believes are compatible with its resources, overall technological capabilities and objectives. Principal competitive factors in these businesses are cost-effectiveness, product quality and reliability, service and ability to meet delivery schedules as well as, in international areas, the effectiveness of dealers.

PRINCIPAL CUSTOMERS

     Sales to the U.S. government, which is the Company's only customer accounting for 10 percent or more of total sales, were 42 percent, 47 percent and 43 percent of the Company's total sales from continuing operations in fiscal 1999, 1998 and 1997 respectively. All U.S. government contracts are terminable at the convenience of the U.S. government, as well as for default. Under contracts terminable at the convenience of the U.S. government, a contractor is entitled to receive payments for its allowable costs and, in general, the proportionate share of fees or earnings for the work done. Contracts which are terminable for default generally provide that the U.S. government only pays for the work it has accepted and may require the contractor to pay for the incremental cost of reprocurement and may hold the contractor liable for damages.

     Companies engaged in supplying goods and services to the U.S. government are dependent on congressional appropriations and administrative allotment of funds, and may be affected by changes in U.S.

government policies resulting from various military and political developments. In many cases there is also additional uncertainty relating to the complexity of designs, necessity for design improvements, and difficulty in forecasting costs and schedules when bidding on developmental and highly sophisticated technical work. For further discussion of risks relating to U.S. government contracts see "Legal Proceedings." It is not expected that Department of Defense budget cutbacks will have a material effect on the profitability of Harris in fiscal 2000.

BACKLOG

     Harris' backlog of unfilled orders from continuing operations was approximately:

        - $786 million at July 31, 1999,
        - $741 million at July 31, 1998, and
        - $821 million at July 25, 1997.

     Substantially all of the backlog orders at July 31, 1999 are expected to be filled during fiscal 2000. The determination of backlog involves substantial estimating, particularly with respect to customer requirements contracts and long-term contracts of a cost-reimbursement or incentive nature.

RESEARCH, DEVELOPMENT AND ENGINEERING

     Research and engineering expenditures by Harris for its continuing operations totaled approximately:

        - $500 million in fiscal 1999,
        - $591 million in fiscal 1998, and
        - $582 million in fiscal 1997.

     Company-sponsored research and product development costs for its continuing operations were approximately:

        - $92 million in fiscal 1999,
        - $94 million in fiscal 1998, and
        - $86 million in fiscal 1997.

     The balance was funded by government and commercial customers. Company-funded research is directed to the development of new products and to building technological capability in selected communications and electronic systems areas. Government-funded research helps strengthen and broaden the technical capabilities of Harris in its areas of interest. Almost all of the operating divisions maintain their own engineering and new product development departments, with scientific assistance provided by advanced-technology departments.

PATENTS AND INTELLECTUAL PROPERTY

     Harris holds numerous patents which it considers, in the aggregate, to constitute an important asset. However, Harris does not consider its business or any business segment to be materially dependent upon any single patent or any group of related patents. Harris is engaged in a pro-active patent licensing program, especially in the Commercial Communications segment, and has entered into a number of unilateral license and cross-license agreements, many of which generate significant royalty income. Although existing license agreements have generated income in past years and will do so in the future, there can be no assurances Harris will enter into additional income producing license agreements. With regard to patents relating to the Government Communications segment, however, the U.S. government often has an irrevocable, non-exclusive, royalty-free license, pursuant to which the government may use or authorize others to use the inventions covered by such patents. Pursuant to similar arrangements, the government may consent to Harris' use of inventions covered by patents owned by other persons.

     Numerous trademarks used on or in connection with Harris products are considered to be a valuable asset of Harris.

ENVIRONMENTAL AND OTHER REGULATIONS

     The manufacturing facilities of Harris, in common with those of industry generally, are subject to numerous laws and regulations designed to protect the environment, particularly in regard to wastes and emissions. Harris believes that it has materially complied with these requirements, and such compliance has not had a material adverse effect on its business or financial condition. Expenditures to protect the environment and to comply with current environmental laws and regulations over the next several years are not expected to have a material impact on the Company's competitive or financial position. If future laws and regulations contain more stringent requirements than presently anticipated, actual expenditures may be higher than the Company's present estimates of those expenditures.

     Waste treatment facilities and pollution control equipment have been installed to satisfy legal requirements and to achieve the Company's waste minimization and prevention goals. An estimated $0.3 million was spent on environmental capital projects in fiscal 1999 and $1.7 million in fiscal 1998. A significant portion of these expenditures related to discontinued operations, however, the Company has retained certain environmental liabilities with respect to those discontinued operations. The Company currently forecasts authorization for environmental-related capital projects totaling $0.1 million in fiscal 2000. These amounts may increase in future years.

     Additional information regarding environmental matters is set forth in "Legal Proceedings" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RAW MATERIALS AND SUPPLIES

     Because of the diversity of the Company's products and services, as well as the wide geographic dispersion of its facilities, the Company uses numerous sources for the wide array of raw materials needed for its operations and for products that it sells. The Company is dependent upon suppliers and subcontractors for a large number of components and the ability of its suppliers and subcontractors to meet performance and quality specifications and delivery schedules. In some instances, the Company is dependent upon one or a few sources, either because of the specialized nature of a particular item or because of domestic preference requirements pursuant to which it operates on a given project. To date, the Company has not been materially adversely affected by the inability to obtain raw materials or products.

EMPLOYEES

     As of July 2, 1999, Harris' continuing operations had approximately 10,500 employees, of whom approximately 9,100 were located in the United States. In general, Harris believes that its relations with its employees are good. During the fourth quarter of fiscal 1999, Harris determined that in connection with its repositioning it would reduce its workforce by approximately 700 to 800 positions.

ITEM 2.  PROPERTIES.

     Harris' continuing operations operate approximately 31 plants and approximately 60 offices in the United States, Canada, Europe, Central and South America and Asia, consisting of about 4.3 million square feet of manufacturing, administrative, warehousing, engineering and office facilities that are owned and about 1.7 million square feet of sales, office and manufacturing facilities that are leased. The leased facilities are for the most part occupied under leases for terms ranging from one year to 30 years, a majority of which can be terminated or renewed at no longer than five-year intervals at Harris' option. The Company's corporate headquarters are owned and located in Melbourne, Florida. The location of the principal manufacturing plants of the continuing operations owned by the Company in the United States, and the business segments which utilize such plants are as follows: Government Communications segment -- Malabar, Melbourne and Palm Bay, Florida; and Commercial Communications segment -- Camarillo, Novato and Redwood Shores, California; Quincy, Illinois; Littleton, Massachusetts; Cincinnati, Ohio; San Antonio, Texas; and Rochester, New York. The Commercial Communications segment also has principal manufacturing plants which are owned by Harris and located outside of the United States including plants in: Sao Paulo, Brazil; Calgary and Montreal, Canada; Shenzhen Guangdong, China; and Cambridge, U.K.

     In the opinion of management, Harris' facilities are suitable and adequate for their intended purposes and have capacities adequate for current and projected needs. Unused or under-utilized facilities are not considered significant.

     As of July 2, 1999, the following facilities were in productive use by Harris in its continuing operations:

                                                                          APPROXIMATE      APPROXIMATE
                                                                         SQ. FT. TOTAL    SQ. FT. TOTAL
                  SEGMENT                          FUNCTION                  OWNED           LEASED
                  -------                          --------              -------------    -------------
      Commercial Communications         Office/Manufacturing                 992,894        1,137,328
      Government Communications         Office/Manufacturing               2,821,359          360,134

      OTHER
      Corporate                         Offices                              502,939           95,143
      Sales/Service                     Offices                               13,700          101,753
                                                                           ---------       ----------
           TOTALS                                                          4,330,892        1,694,358

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time, as a normal incident of the nature and kind of business in which the Company is engaged, various claims or charges are asserted and litigation commenced against the Company arising from or related to: product liability; patents, trademarks, or trade secrets; labor and employee disputes; breach of warranty; antitrust; distribution; or contractual relations. Claimed amounts may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court awards. While it is not feasible to predict the outcome of these matters with certainty, in the opinion of management, final judgments, if any, which might be rendered against the Company in existing litigation are reserved against, covered by insurance or would not have a material adverse effect on the financial condition or the business of the Company as a whole.

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

     From time to time, the Company, either individually or in conjunction with other U.S. government contractors, may be the subject of U.S. government investigations for alleged criminal or civil violations of procurement or other federal laws. These investigations may be conducted without the Company's knowledge. The Company is currently cooperating with certain government representatives in investigations relating to potential violations of the federal procurement laws. The Company is unable to predict the outcome of such investigations or to estimate the amounts of resulting claims or other actions that could be instituted against it, its officers or employees. Under present government procurement regulations, if indicted or adjudged in violation of procurement or other federal civil laws a contractor, such as the Company, or one or more of its operating divisions, could be suspended or debarred from eligibility for awards of new government contracts for up to three years. In addition, a government contractor's foreign export control licenses could be suspended or revoked. Management does not believe that the outcome of these current disputes or investigations will have a material adverse effect on the financial condition or the business of the Company as a whole.

     In addition, the Company is subject to numerous federal and state environmental laws and regulatory requirements and is involved from time to time in investigations or litigation of various potential environmental issues concerning ongoing activities at its facilities or remediation as a result of past activities. The Company from time to time receives notices from the United States Environmental Protection Agency and equivalent state environmental agencies that it is a potentially responsible party ("PRP") under the Comprehensive

Environmental Response, Compensation and Liability Act (commonly known as the "Superfund Act") and/or equivalent state legislation. Such notices assert potential liability for cleanup costs at various sites, which include Company-owned sites and non-Company owned treatment or disposal sites, allegedly containing hazardous substances attributable to the Company from past operations. The Company has been named as a PRP at nine such sites, excluding sites as to which the Company's records disclose no involvement or as to which the Company's liability has been finally determined. While it is not feasible to predict the outcome of many of these proceedings, in the opinion of management, any payments the Company may be required to make as a result of currently existing claims will not have a material adverse effect on the financial condition or the business of the Company as a whole.

     Additional information regarding environmental matters is set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders of Harris during the fourth quarter of fiscal 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT (AS OF SEPTEMBER 1, 1999).

                                             EXECUTIVE OFFICE
          NAME               AGE              CURRENTLY HELD                       PAST BUSINESS EXPERIENCE
          ----               ---             ----------------                      ------------------------
Phillip W. Farmer            61       Chairman of the Board and Chief    Chairman of the Board and Chief Executive
                                        Executive Officer                  Officer since July 1995. President from
                                                                           April 1993 to July 1999. Chief Operating
                                                                           Officer, 1993 to 1995. Executive Vice
                                                                           President and Acting President --
                                                                           Semiconductor Sector, 1991 to 1993.
                                                                           President -- Electronic Systems Sector,
                                                                           1989 to 1991. Senior Vice President --
                                                                           Sector Executive, 1988 to 1989. Vice
                                                                           President -- Palm Bay Operations, 1986 to
                                                                           1988. Vice President -- General Manager,
                                                                           Government Support Systems Division, 1982
                                                                           to 1986. Director since 1993.

E. Van Cullens               53       President and                      President and Chief Operating Officer since
                                        Chief Operating Officer            July 1, 1999. President -- Communications
                                                                           Sector from June 1997 to June 1999.
                                                                           Formerly Senior Vice President and Head of
                                                                           Internet Business Unit of Siemens Public
                                                                           Communication Networks Group, 1996 to June
                                                                           1997. Senior Vice President of Marketing
                                                                           and Business Development of Siemens
                                                                           Stromberg-Carlson from 1991 to 1996.
                                                                           Various management assignments with
                                                                           GPT/Stromberg-Carlson, 1984 to 1991.

Wesley E. Cantrell           64       President and Chief Executive      President and Chief Executive Officer, Lanier
                                        Officer, Lanier Worldwide,         Worldwide, Inc. since March 1987. Senior
                                        Inc.                               Vice President -- Sector Executive, Lanier
                                                                           Business Products Sector, 1985 to 1987.
                                                                           President, Lanier Business Products, 1977
                                                                           to 1987. Executive Vice President and
                                                                           National Sales Manager, Lanier Business
                                                                           Products, 1972 to 1977. Vice President,
                                                                           Lanier Business Products, 1966 to 1972.
                                                                           Employed by Lanier Business Products since
                                                                           1955.

                                             EXECUTIVE OFFICE
          NAME               AGE              CURRENTLY HELD                       PAST BUSINESS EXPERIENCE
          ----               ---             ----------------                      ------------------------
Bryan R. Roub                58       Senior Vice President -- Chief     Senior Vice President -- Chief Financial
                                        Financial Officer                  Officer since October 1993. Senior Vice
                                                                           President -- Finance, July 1984 to October
                                                                           1993. Formerly with Midland-Ross
                                                                           Corporation in the capacities of Executive
                                                                           Vice President -- Finance, 1982 to 1984;
                                                                           Senior Vice President, 1981 to 1982; Vice
                                                                           President and Controller, 1977 to 1981; and
                                                                           Controller, 1973 to 1977.

Richard L. Ballantyne        59       Vice President -- General          Vice President -- General Counsel and
                                        Counsel and Secretary              Secretary since November 1989. Formerly
                                                                           Vice President -- General Counsel and
                                                                           Secretary, Prime Computer, Inc., 1982 to
                                                                           1989.

James L. Christie            47       Vice President -- Acting           Vice President -- Acting Controller since
                                        Controller                         July 1999. Vice President -- Internal
                                                                           Audit, August 1992 to June 1999. Director
                                                                           -- Internal Audit, 1986 to 1992. Formerly
                                                                           Director -- Internal Audit and Division
                                                                           Controller at Harris Graphics Corporation,
                                                                           1985 to 1986. Various corporate and
                                                                           division financial positions at Harris,
                                                                           1978 to 1985.

Nick E. Heldreth             57       Vice President -- Human            Vice President -- Human Resources and
                                        Resources and Corporate            Corporate Relations since July 1996. Vice
                                        Relations                          President -- Human Resources since June
                                                                           1986. Formerly Vice President -- Personnel
                                                                           and Industrial Relations, Commercial
                                                                           Products Division, Pratt & Whitney and
                                                                           various related assignments with United
                                                                           Technologies Corporation, 1974 to 1986.

Ronald R. Spoehel            41       Vice President -- Corporate        Vice President -- Corporate Development since
                                        Development                        October 1994. Formerly, Senior Vice
                                                                           President, ICF Kaiser International, Inc.,
                                                                           in various general management assignments
                                                                           including member of the office of the
                                                                           chairman, chief financial officer, and
                                                                           treasurer, 1990 to 1994; and Vice
                                                                           President, Investment Banking, Lehman
                                                                           Brothers (formerly Shearson Lehman Hutton
                                                                           Inc.), 1985 to 1990.

                                             EXECUTIVE OFFICE
          NAME               AGE              CURRENTLY HELD                       PAST BUSINESS EXPERIENCE
          ----               ---             ----------------                      ------------------------
David S. Wasserman           56       Vice President -- Treasurer        Vice President -- Treasurer since January
                                                                           1993. Vice President -- Taxes, 1987 to
                                                                           1993. Formerly Senior Vice President,
                                                                           Midland-Ross Corporation, 1979 to 1987.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

     Harris Corporation common stock, par value $1 per share, is listed and traded on the New York Stock Exchange, Inc. ("NYSE"), under the ticker symbol "HRS," and is also traded on the Boston, Chicago, Pacific and Philadelphia Stock Exchanges and through the Intermarket Trading System. As of August 20, 1999, there were approximately 10,310 holders of record of the common stock.

     The high and low sales prices as reported in the consolidated transaction reporting system and the dividends paid on the common stock for each quarterly period in the last two fiscal years are reported below:

                                                                       CASH
                                               HIGH       LOW        DIVIDENDS
                                               ----       ---        ---------
FISCAL 1998
  First Quarter..............................  $49        $40 3/16     $0.22
  Second Quarter.............................  $50        $40 3/4      $0.22
  Third Quarter..............................  $55 5/16   $41 3/4      $0.22
  Fourth Quarter.............................  $53        $40 3/8      $0.22
                                                                       -----
                                                                       $0.88
                                                                       =====
FISCAL 1999
  First Quarter..............................  $44 1/4    $29 15/16    $0.24
  Second Quarter.............................  $39 11/16  $27 9/16     $0.24
  Third Quarter..............................  $39 15/16  $27 13/16    $0.24
  Fourth Quarter.............................  $40 5/8    $27 5/16     $0.24
                                                                       -----
                                                                       $0.96
                                                                       =====

     On August 20, 1999, the last sale price of the common stock as reported in the consolidated transaction reporting system was $27.75 per share.

     On August 28, 1999, the board declared a quarterly cash dividend of $0.24 per share which will be paid on September 24, 1999 to holders of record on September 10, 1999. The Company has paid cash dividends every year since 1941 and currently expects that cash dividends will continue to be paid in the future. However, following the spin-off of Lanier, Harris intends to pay quarterly dividends at an initial annual rate expected to be substantially below Harris' current annual dividend rate of $0.96 per share. No determination has been made by Harris' board of directors with respect to the initial dividend rate that will be paid following the spin-off. The declaration of dividends and the amount thereof will depend on a number of factors, including Harris' financial condition, capital requirements, results of operations, future business prospects and other factors the board of directors may deem relevant.

     On August 29, 1998, the board authorized the Company to repurchase up to 1,000,000 shares of its common stock periodically in the open-market. During fiscal year 1999, the Company repurchased 430,200 shares in open-market transactions.

     On August 23, 1997, the board of directors of Harris approved a two-for-one stock split to shareholders of record at the close of business on September 4, 1997. All share information in this Annual Report on Form 10-K has been restated to reflect the stock split.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table summarizes selected historical financial information of Harris Corporation and its subsidiaries for each of the last five fiscal years. All amounts presented have been restated on a continuing operations basis. Discontinued operations and the restructuring charges are more fully discussed in the Notes to Financial Statements. The selected financial information shown below has been derived from Harris' audited consolidated financial statements. This table should be read in conjunction with other financial information of Harris, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements included elsewhere herein.

                                                            FISCAL YEARS ENDED
                                         --------------------------------------------------------
                                           1999        1998        1997        1996        1995
                                         --------    --------    --------    --------    --------
                                                 (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenue from sales and services........  $1,743.5    $1,924.8    $1,948.6    $1,797.1    $1,760.2
Cost of sales and services.............   1,278.3     1,443.5     1,460.7     1,325.6     1,311.0
Interest expense.......................       9.8        12.5        23.8        33.3        44.4
Income from continuing operations
  before income taxes..................      78.0       103.7        99.2        77.3        62.7
Income taxes...........................      28.1        37.3        34.9        27.7        22.5
Income from continuing operations
  before extraordinary item............      49.9        66.4        64.3        49.6        40.2
Discontinued operations net of income
  taxes................................      12.4        66.6       143.2       128.8       114.3
Income before extraordinary item.......      62.3       133.0       207.5       178.4       154.5
Extraordinary loss from early
  retirement of debt net of income
  taxes................................      (9.2)         --          --          --          --
Net income.............................      53.1       133.0       207.5       178.4       154.5
Average shares outstanding (diluted)...      79.7        80.0        78.8        77.8        78.2
Per share data (diluted):
  Income from continuing operations
     before extraordinary item.........      0.63        0.83        0.81        0.64        0.52
  Discontinued operations..............      0.16        0.83        1.82        1.65        1.46
  Extraordinary loss...................     (0.12)         --          --          --          --
  Net income...........................      0.67        1.66        2.63        2.29        1.98
  Cash dividends.......................      0.96         .88         .76         .68         .62
Net working capital....................     224.1       268.6       310.6       386.0       310.8
Net plant and equipment................     291.6       314.8       293.1       293.9       267.6
Long-term debt.........................     514.5       761.0       681.4       584.4       471.7
Total assets...........................   2,958.6     3,230.4     3,075.7     2,677.9     2,420.4
Shareholders' equity...................   1,589.5     1,637.4     1,593.9     1,372.8     1,248.9
Book value per share...................     19.96       20.46       20.02       17.66       16.06

---------------

* Results for fiscal 1999 include after-tax charges of $3.3 million (4 cents per share) for restructuring expenses and a $13.6 million (17 cents per share) special charge for litigation costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis provides information that management believes is useful in understanding the Company's operating results, cash flows, and financial condition. The discussion is based on the Company's continuing operations and should be read in conjunction with, and is qualified in its entirety by reference to, our Consolidated Financial Statements and related notes appearing elsewhere in this report. Except for the historical information contained here, the discussions in this document contain forward-looking statements that involve risks and uncertainties. Harris' actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under "Forward-Looking Statements" below.

RESULTS OF OPERATIONS

     In April 1999, Harris announced that it intends to spin off its Lanier Worldwide, Inc. subsidiary as an independent, publicly owned company. Additionally, in April 1999, Harris announced a plan to sell its semiconductor power business and, in an effort to maximize the value to the Company of the semiconductor operations, in June 1999, the board approved the sale of the entire semiconductor business. The sale of the semiconductor business was completed on August 13, 1999. As a result of these actions, the Lanier and semiconductor businesses are presented as discontinued operations within the financial statements and notes for all periods presented. Continuing operations are reported under two segments: the Government Communications segment, which is comprised of the operations of the former Electronic Systems Sector, and the Commercial Communications segment, which is comprised of the operations of the former Communications Sector. The following discussion is on a continuing operations basis and reflects the new segment reporting. In addition, the operating income of these new segments no longer include equity income, royalties, and gains/losses from the sale of securities and other investments which are now included in "Other income." Headquarters expense that was partially allocated to the operating income of these segments is now reflected entirely in "Headquarters expense."

FISCAL 1999 COMPARED WITH 1998

     Net Sales and Operating Income. Revenue from product sales and services decreased 9.4 percent to $1.74 billion in fiscal 1999, from $1.92 billion in fiscal 1998. Income from continuing operations before extraordinary item was $49.9 million, down 24.8 percent from $66.4 million in fiscal 1998. Income from continuing operations before extraordinary item in fiscal 1999 included a restructuring charge for employee reductions of $5.1 million, a one-time $20.6 million charge for litigation costs for the settlement of a patent litigation relating to an older product no longer manufactured by the Company, and an $18.0 million charge for settlement of claims and unrecoverable contract development costs on two contracts. Prior-year income from continuing operations includes $16.1 million of restructuring expenses and a $12.0 million provision for costs associated with a Malaysian contract. Excluding all of the above items for both years, income from continuing operations declined approximately 8 percent in fiscal 1999.

     Net sales for the Government Communications segment in fiscal 1999 were $813.2 million, 14.5 percent lower than the prior year, while operating profit increased 18.7 percent to $52.1 million. Excluding prior-year restructuring charges and unusual long-term contract charges in both years ($18.0 million in fiscal 1999 and $19.8 million in fiscal 1998), operating profit increased 10.0 percent in fiscal 1999. Lower sales in the segment's information systems and aerospace systems product lines more than offset growth in the communications systems product line. Lower sales in information systems and aerospace systems was primarily attributable to declining order backlog. The increase in operating profit was related to final settlement of prior-year's overhead rates and to increased gross margins resulting from a more favorable contract mix.

     Commercial Communications segment sales decreased 4.5 percent to $930.3 million in fiscal 1999, from $973.7 million in fiscal 1998. Excluding a fiscal 1999 one-time $20.6 million charge for litigation costs and a fiscal 1998 restructuring charge of $8.3 million, operating profit declined 19.9 percent to $54.7 million from $68.3 million in fiscal 1998. Significantly lower sales and gross margins in the segment's microwave radio and digital switch product lines offset modest improvement in sales and earnings for the segment's broadcast equipment product line. Lower sales in microwave product lines resulted primarily from weak international markets and lower than expected PCS growth in the North American market. As a result, overcapacity in the industry caused severe pricing pressures and margin erosion. There also was a significant reduction in foreign sales for digital switch products. Sales for the segment's radio communication product line were marginally higher than the prior year while operating profit was relatively unchanged.

     Cost of Sales and Services. Cost of sales and services was $1.28 billion in fiscal 1999. Costs as a percentage of sales decreased from 75.0 percent in fiscal 1998 to 73.3 percent in fiscal 1999. The decrease was primarily attributable to improved gross margins in the Company's Government Communications segment, which were partially offset by the decline in the gross margins in the Commercial Communications segment.

     Operating Expenses. Engineering, selling, and administrative expenses as a percentage of sales were 22 percent in 1999, up slightly from 21.9 percent in the prior year. Higher expenditures for marketing and Company-sponsored research and development were offset by lower administrative expenses for the year. Headquarters expense, which is included in administrative expenses, was $28.4 million lower than fiscal 1998 due to lower expenses associated with employee benefit plans and a continued emphasis on cost controls.

     Other Income and Expense. Interest expense was lower in fiscal 1999 due to a lower level of borrowing from continuing operations in fiscal 1999 compared to fiscal 1998. Interest expense is allocated to the Company's discontinued operations based upon the capital employed by the business. Interest expense before allocations to discontinued operations increased from $73.2 million to $84.0 million due to higher borrowings and higher interest rates.

     "Other income" was $38.3 million lower in fiscal 1999 due primarily to lower amounts of gains from the sale of investment securities and lower royalty income compared to fiscal 1998.

     The provision for income taxes from continuing operations as a percentage of income before income taxes was 36.0 percent in both fiscal 1999 and fiscal 1998. The increase from the statutory U.S. income tax rate of 35.0 percent in both years was due primarily to provisions for state income taxes.

     Selected financial information relating to geographical regions and export sales is set forth in the note Business Segments in the Notes to Financial Statements.

FISCAL 1998 COMPARED WITH 1997

     Net Sales and Operating Income. Sales in fiscal 1998 decreased 1.2 percent while income from continuing operations increased 3.3 percent. Income from continuing operations for fiscal 1998 included fourth quarter restructuring and other one-time charges of $28.1 million ($18.1 million after tax). Excluding these charges, income from continuing operations increased 31.4 percent to $84.5 million. Restructuring charges of $16.1 million ($10.1 million after tax) were incurred for reduction of personnel and write-off of assets related to the exit of several product lines. These charges are discussed below in more detail. Fiscal 1998 income also included a provision of $12.0 million ($8.0 million after tax) for costs related to a contract of the Government Communications segment with an agency of the Malaysian government. This provision related to additional contract costs incurred in the fourth quarter and the effect of the Malaysian monetary crisis. The Malaysian monetary crisis was primarily driven by a high level of domestic indebtedness. The Malaysian government's solution was to cut expenditures, thus putting pressure on all government agencies to constrain their spending. The crisis, which negatively impacted the Company's contract in the fourth quarter of fiscal 1998, culminated in the Malaysian government's decision to impose capital controls in September 1998 which further disrupted Asian financial markets. At that time, the official exchange rate to the dollar was fixed at 3.8 Ringgits and foreign exchange trade was severely limited. The Malaysian government's intent was to prevent capital from flowing out of the country. Since the agency was required to constrict expenditures due to the economic crisis, the resulting environment makes contract negotiations difficult. Segment results, as discussed below, exclude the fiscal 1998 restructuring and other one-time charges.

     Government Communications segment net sales were $951.1 million, 4.6 percent lower than fiscal 1997, while operating profit before restructuring and other one-time charges declined 24.8 percent to $63.7 million.

Reduced sales in the segment's air traffic control and aerospace systems businesses more than offset growth in the segment's information systems business.

     Commercial Communications segment sales increased 2.3 percent to $973.7 million in fiscal 1998, while operating profit before restructuring expenses declined by 7.3 percent to $68.3 million from $73.7 million in fiscal 1997. Significant sales and earnings improvement in the segment's digital switch and telephone test equipment businesses helped offset the impact of substantially lower earnings in the segment's microwave radio business, due to the slowdown in the PCS market. Sales of the segment's broadcast equipment products were slightly ahead of fiscal 1997 while operating profit was relatively unchanged. Operating profit for the segment's radio communications products was slightly ahead of the prior year on flat sales. Segment earnings also benefited from substantially higher gains from the sale of investment securities and higher royalty income.

     Cost of Sales and Services. Cost of sales and services as a percentage of sales was 75.0 percent in both fiscal 1998 and 1997. Cost of product sales and services in fiscal 1998 includes a write-down of $15.0 million for inventory relating to product lines that were exited and $12.0 million for cost associated with the Malaysian contract. Improved operating margins in the Company's Commercial Communications segment offset lower margins in the Government Communications segment.

     Operating Expenses. Engineering, selling, and administrative expenses as a percentage of sales increased from 20.5 percent in fiscal 1997 to 21.9 percent in fiscal 1998. Higher marketing expense and an increase in company-sponsored research and development resulted in the increased operating expense ratio. Headquarters expense, which is included in administrative expenses, was $11.0 million lower than fiscal 1997 due primarily to lower employee benefit plan expenses.

     Other Income and Expenses. Interest expense was lower in fiscal 1998 due to a lower level of borrowings from continued operations in fiscal 1998 compared to fiscal 1997. Interest expense is allocated to the Company's discontinued operations based upon the capital employed by the business. Interest expense before allocations to discontinued operations increased $13.3 million due to higher average borrowings and a lower amount of interest capitalized on new construction projects.

     "Other income" was $26.8 million higher in fiscal 1998 due to gains resulting from the sale of investment securities, higher royalty income, and higher interest income.

     The provision for income taxes from continuing operations was 36.0 percent of income before income taxes in fiscal 1998 and 35.2 percent in fiscal 1997. The increase from the statutory U.S. income tax rate of 35.0 percent in both years was due primarily to state income taxes.

RESTRUCTURING

     In fiscal 1999, the Company announced the pending sale of its semiconductor business and the intended spin-off of its Lanier Worldwide subsidiary. These businesses represent approximately half of the Company's fiscal 1998 revenues. To properly align the Company's administrative and support functions to the remaining businesses, management announced a reduction in workforce of 738 employees, for which a restructuring charge of $5.1 million was recorded ($3.3 million after tax). The Company plans to substantially complete these reductions during the first half of fiscal year 2000. Employee severance benefits are expected to be paid ratably over the fiscal year from existing cash sources. Labor cost savings are expected to be approximately $29 million per full fiscal year, most of which should be realized in fiscal 2000. These savings will be partially offset by other expenditures (e.g., consulting fees) relating to the Company's repositioning efforts.

     In fiscal 1998, the Company recorded restructuring charges of $16.1 million ($10.1 million after tax) for the reduction of personnel and the write-off of assets related to the exit of several product lines. Components of the restructuring charge include $3.8 million for workforce reductions and $12.3 million for costs associated with the exit of product lines.

     Product line exit costs include $9.0 million for the write-off of capitalized software, $1.0 million for equipment write-offs, and $2.3 million for other exit costs. Product line exit costs are primarily noncash charges. Anticipated cost savings from reduced depreciation and amortization will be approximately $3.0 million in fiscal 1999 through 2001.

     Product line exits include analog base stations, wirefree communication devices, and transportation tracking systems. The Company discontinued these businesses in fiscal 1999. Manufacturing assets associated with these businesses were not significant and were redeployed to other product lines.

     Sales from exited product lines were $13.4 million in 1998 and $23.1 million in 1997. Operating profit from these product lines was not material.

FINANCIAL CONDITION

     Cash Position. At July 2, 1999, cash and cash equivalents totaled $86 million, a decrease from $102 million at July 3, 1998. Marketable securities were $16 million at July 2, 1999.

     Cash Flows. Cash provided by operating activities in fiscal 1999 was $253 million, down from $445 million in the prior year due to decreased income from discontinued operations (net of items not affecting cash) and payments of income taxes. Partially offsetting this decrease in operating cash flow was positive cash flow from other working capital accounts. Net cash used in investing activities in fiscal 1999 was $27 million, which was $385 million lower than fiscal 1998 primarily due to a decrease of cash used for discontinued operations. Cash used for financing activities was $244 million, which was significantly higher than fiscal 1998 due to payments on borrowings.

     Receivables, Unbilled Costs, and Inventories. Receivables amounted to $412 million at July 2, 1999, an increase of $65 million from July 3, 1998. Unbilled costs and inventories decreased $73 million from the prior year to $390 million. This decrease reflects a substantial reduction in unbilled costs within the Government Communications segment.

     Borrowing Arrangements. At July 2, the Company had available $750 million syndicated credit facilities. Under these agreements $404.2 million was outstanding at July 2, 1999. The Company also has available $77.3 million in open bank credit lines, of which $57.8 million was available July 2, 1999. Some of these syndicated credit facilities were repaid in the first quarter of fiscal 2000 from proceeds of the sale of the semiconductor business.

     Capitalization. At July 2, 1999, debt totaled $839 million, representing
34.5 percent of total capitalization (defined as the sum of total debt plus shareholders' equity). A year earlier, debt of $995 million was 37.8 percent of total capitalization. Year-end long-term debt included $350 million of debentures, $163 million of notes payable to banks, and $2 million of other long-term debt. In fiscal 1999, the Company retired $150 million of publicly traded debentures and prepaid about $96 million of insurance syndicate debt.

     In 1999, the Company issued 222,307 shares of common stock to employees under the terms of the Company's stock purchase, option, and incentive plans.

     The Company debt is currently rated "A" (or its equivalent) by the debt rating services; however, the Company expects that, after the disposition of discontinued operations, debt ratings will be lowered. The Company expects to maintain operating ratios, fixed charge coverage ratios, and balance sheet ratios sufficient for retention of its expected new lower debt ratings.

     Cash received from the sale of the discontinued semiconductor business is expected to be used to reduce indebtedness and for other general corporate purposes including acquisitions and repurchases of the Company's common stock. The Company also anticipates a significant reduction in total debt as a result of the spin-off of the Lanier Worldwide business. Cash received in the spin-off also will be used for acquisitions, repurchases of stock, tax payments that will exceed income tax expense in fiscal 2000, and for general corporate purposes.

     Retirement Plans. Retirement benefits for substantially all of the Company's employees are provided primarily through a retirement plan having profit-sharing and savings elements. The Company also provides limited health-care benefits to retirees who have 10 or more years of service. All obligations under the Company's retirement plans have been fully funded by the Company's contributions, the provision for which totaled $43.0 million during fiscal 1999.

     Deferred Income Taxes. The liability for non-current deferred income taxes was $47 million at July 2, 1999, unchanged from a year earlier.

     Impact of Foreign Exchange. Approximately 50 percent of the Company's international business is transacted in local currency environments. The impact of translating the assets and liabilities of these operations to U.S. dollars is included as a component of shareholders' equity. At July 2, 1999, the cumulative translation adjustment reduced shareholders' equity by $12 million compared to a reduction of $10 million at July 3, 1998.

     The Company utilizes foreign currency hedging instruments to minimize the currency risk of international transactions. Gains and losses resulting from currency rate fluctuations did not have a material effect on the Company's results in 1999, 1998, or 1997.

     Impact of Inflation. To the extent feasible, the Company has consistently followed the practice of adjusting its prices to reflect the impact of inflation on wages and salaries for employees and the cost of purchased materials and services.

     Capital Expenditures. Capital expenditures were $27 million lower in fiscal 1999 due to decreased expenditures at the headquarters, where prior year expenditures included the purchase of an aircraft.

MARKET RISK MANAGEMENT

     The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates, fluctuations in the market value of its marketable equity securities available for sale, and changes in the interest rates. The Company employs established policies and procedures governing the use of financial instruments to manage its exposure to such risks.

     The Company uses foreign exchange contracts and options to hedge both balance sheet and off-balance sheet foreign currency commitments. Specifically, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, and accounts receivable from, and future committed sales to customers, and intercompany loans. Management believes the use of foreign currency financial instruments should reduce the risks that arise from doing business in international markets. Contracts are generally one year or less. At July 2, 1999, the Company had open foreign exchange contracts with a notional amount of $37 million, of which $8 million was to hedge off-balance sheet commitments. At July 3, 1998, the Company had open foreign exchange contracts with a notional amount of $27 million, of which $22 million was to hedge off-balance sheet commitments. Additionally, for the fiscal year ended July 2, 1999, the Company purchased and sold $366 million of foreign exchange forward and option contracts, compared to $257 million for the prior year. Reference is made to the note Financial Instruments in the Notes to Financial Statements for further information with respect to commitments to buy or sell foreign currencies. The Company's hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of the Company's hedging programs include accuracy of sales estimates, volatility of currency markets, and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for the Company's foreign currency derivatives held July 2, 1999, would have an impact of approximately $3.5 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of the Company's foreign denominated assets, liabilities, and firm commitments.

     The Company also maintains a portfolio of marketable equity securities available for sale. These investments result from the funding of start-up companies that have technology or products that are of interest to the Company. The fair market value of these securities at July 2, 1999, was $16 million, compared to $30 million in the prior year. This reduction was due to a decrease in these securities' quoted market price and the Company's partial liquidation of these investments. The corresponding unrealized gain is included as a component of shareholders' equity. These investments have historically had higher volatility than most market indices. A 10 percent adverse change in the quoted market price of marketable equity securities would have an impact of approximately $1.6 million on the fair market value of these securities.

     The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposure to changes in interest rates. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2000, although there can be no assurances that interest rates will not significantly change.

ENVIRONMENTAL MATTERS

     Harris is actively engaged in complying with environmental protection laws. In addition to ongoing internal compliance programs, an estimated $0.3 million was spent on environmental capital projects in fiscal 1999 and $1.7 million in fiscal 1998. The Company estimates that it will authorize $0.1 million in fiscal 2000 for environmental-related capital projects. Under the Superfund Act or similar state environmental laws, the Company also has potential liability at various waste sites designated for clean-up. The Company is named as a PRP at nine such sites where future liabilities could exist. These sites include four Company owned sites and five non-Company owned treatment or disposal sites, allegedly containing hazardous substances attributable to the Company from past operations. The Company routinely assesses its contingencies, obligations, and commitments to clean up and monitor sites in light of in-depth studies, analysis by environmental experts, and legal reviews. At the four Company owned sites, the Company is involved primarily in monitoring and remediation programs that have been implemented in cooperation with various environmental agencies. At the other sites, the Company is involved as one of numerous PRPs. In ascertaining environmental exposures, management must assess the extent of contamination, the nature of remedial actions, continually evolving governmental standards, and the number, participation level and financial viability of other PRPs and other similar variables. Based upon internal and third-party studies, as well as the remediation and monitoring expense history at the four Company owned sites, the number and solvency of PRPs at the other sites and an assessment of other relevant factors, the Company has estimated that its "undiscounted" liability under the Superfund Act and other environmental statues and regulations for identified sites, using a 6 percent discount rate, is approximately $5.1 million. The Company has accrued these discounted liabilities. The expected aggregate undiscounted amount that will be incurred over the next 20 to 30 years (depending on the number of years for each site) is approximately $9.3 million. The expected payments for each of the next five years are approximately $0.4 million per year; the aggregate amount thereafter is approximately $7.3 million.

YEAR 2000 ISSUE

     The year 2000 statements set forth below are designated as "Year 2000 Readiness Disclosures" pursuant to the Year 2000 Information and Readiness Disclosure Act.

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

     With regard to the Year 2000 problem, 234 project initiatives of varying magnitudes have been identified throughout the Company and its continuing businesses. These initiatives relate to four basic aspects of the Company and its business operations: (1) internal information technology systems, including sales order processing, contract management, financial systems, and service management; (2) internal non-information technology systems, including office equipment and test equipment; (3) products and services; and (4) material third-party relationships. Each project has been assigned a leader and prioritized based on the size of the task and the perceived business risk. A steering team comprised of senior management in key functional areas including accounting, finance, legal, quality and new processes, and information management, has been established to monitor and oversee the progress of each project. Most of these projects have been completed, including projects with the greatest complexity and impact.

     Internal Information Technology Systems. The Company is in the process of replacing or outsourcing many of its time-sensitive software systems and has software programs for reprogramming other time-sensitive software and equipment.

     Internal Non-Information Technology Systems. The Company believes that a limited number of its non-information technology systems, such as office equipment and machinery, and date-sensitive software and embedded microprocessors may be affected. The Company believes that the exposure related to non-information technology is minimal and disruption of any of these systems will not materially inhibit the Company's ability to conduct business operations.

     Products. The Company has initiated formal programs to advise and work with customers to resolve Year 2000 problems. However, the Company believes it has no material exposure to contingencies related to the Year 2000 issue for the products it has sold. The Company has Year 2000 exposure in its operating systems and business systems including engineering, manufacturing, order fulfillment, program management, financial, and administrative functions. The greatest potential risk from the Year 2000 issue could be the Company's inability to meet commitment dates on delivery of products. The Company has focused the majority of its efforts and dedicated resources to address this issue. In addition, the Company believes that a limited number of non-information technology systems, such as manufacturing machinery, equipment, and test equipment with date-sensitive software and embedded microprocessors, may be affected and evaluation and remediation are underway.

     Material Third-Party Relationships. The Company also has initiated communications with significant suppliers, customers, and other relevant third parties to identify and minimize disruptions to operations and to assist in resolving Year 2000 issues. However, there can be no certainty that the systems and products of companies on which the Company relies will not have an adverse effect on the Company's operations.

     The Company believes it is diligently addressing the Year 2000 issues and will satisfactorily resolve significant Year 2000 problems. Final remediation action is approaching closure on certain secondary projects and is scheduled for completion during the first half of fiscal 2000. Although all projects are scheduled for near-term completion, general and specific contingency plans are being developed to mitigate risks. The estimated cost incurred for resolving Year 2000 issues was approximately $20 million for continuing businesses. These costs were generally not incremental to existing information technology budgets. The largest portion of this expenditure was used to replace existing software and hardware. Estimates of Year 2000 related costs are based on numerous assumptions, and there is no certainty that estimates will be achieved. Actual costs could be materially greater than anticipated. Specific factors that might cause such differences include, but are not limited to, the continuing availability of personnel trained in this area, the ability to timely identify and correct all relevant computer programs in a timely manner, and similar uncertainties.

     The Company is working to identify and analyze the most likely worst-case scenarios, any of which could have a material adverse effect on the Company's ability to provide products and services to its customers. These possible scenarios include the failure of water and power supplies, the failure of communications and financial systems, major transportation disruptions, and lack of Year 2000 readiness of third-party vendors and customers. The Company continues to develop contingency plans to address potential Year 2000 problems relating to the infrastructure and the Company's business partners. These plans are expected to be completed during the first quarter of fiscal 2000. Despite such efforts, an infrastructure problem or combination of the above-mentioned Year 2000 problems not within the Company's control could have a material adverse impact on the Company's business and its results of operations.

EURO CONVERSION

     On January 1, 1999, certain member nations of the EMU adopted a common currency, the Euro. For a three-year transition period, both the Euro and individual participants' currencies will remain in circulation. After January 1, 2002, the Euro will be the sole legal tender for EMU countries. The adoption of the Euro affects a multitude of financial systems and business applications as the commerce of these nations will be transacted in the Euro and the existing national currency. For fiscal year 1999, approximately 2 percent of the Company's revenues were derived from EMU countries.

     The Company is currently addressing Euro-related issues and their impact on information systems, currency exchange rate risk, taxation, contracts, competition, and pricing. For the fiscal year ended July 2, 1999, the Company did not experience an adverse impact or material expense related to the adoption of the Euro. All costs associated with the adoption of the Euro have been expensed by the Company as incurred. The Company expects to complete the Euro-related systems conversion during the quarter ending October 1, 1999.

OUTLOOK

     With focus shifting to a pure communication business, the Company believes that its fourth quarter repositioning actions will result in both revenue and earnings growth in fiscal 2000. These actions include both the reduction of administrative cost and the realignment of the Company's continuing operations. Excluding fiscal 1999 unusual charges, the Company expects revenue and operating profit to be lower in the first half of the year due to continuing weakness in the Government Communications segment. For the full fiscal year 2000, the Company expects that the Government Communications segment will experience a moderate decline in operating profit on higher revenues. Significant growth in the broadcast products business and continuing improvement in the microwave products and communications products businesses should result in earnings and sales growth during fiscal 2000 for the Commercial Communications segment.

FORWARD-LOOKING STATEMENTS

     This report contains, and certain of the Company's other public documents and statements and oral statements contain and will contain, forward-looking statements that reflect management's current expectations, assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements.

     The Company's consolidated results and the forward-looking statements could be affected by many factors, including general economic conditions in the markets in which the Company operates; economic developments that have a particularly adverse effect on one or more of the markets served by the Company; the ability to execute management's repositioning as a pure communications company (including management's plan to modify its internal structure and divest non-core businesses); the ability to realize cost savings from the Company's internal reorganization; stability of key markets for communications products, particularly Asia and Brazil; fluctuation in foreign currency exchange rates and the effectiveness of the Company's currency hedging program; reductions in the U.S. and worldwide defense and space budgets; effect of continuing consolidation in the U.S. defense industry on the Company's direct and indirect business with the U.S. government; the Company's ability to receive contract awards; continued development and market acceptance of new products, especially digital television broadcast products; continued success of the Company's patent licensing programs; the ability of the Company, its customers, and suppliers to become Year 2000 compliant; and the successful resolution of patent infringement and other general litigation. Other factors that may impact the Company's results and forward-looking statements may be disclosed in the Company's filings with the SEC. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

     The Company uses foreign exchange contracts and options to hedge both balance sheet and off-balance sheet foreign currency commitments. Specifically, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, and accounts receivable from and future committed sales to customers, and intercompany loans. Management believes the use of foreign currency financial instruments should reduce the risks which arise from doing business in international markets. Contracts are generally one year or less. At July 2, 1999, the Company had open foreign exchange contracts with a notional amount of $37 million, of which $8 million were to hedge off-balance sheet commitments. At July 3, 1998, the Company had open foreign exchange contracts with a notional amount of $27 million, of which $22 million was to hedge off-balance sheet commitments. Additionally, for the fiscal year ended July 2, 1999, the Company purchased and sold $366 million of foreign exchange forward and option contracts, compared to $257 million for the prior year. Reference is made to the Note Financial Instruments in the Notes to Financial Statements for further information with respect to commitments to buy or sell foreign currencies. The Company's hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of the Company's hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for the Company's foreign currency derivatives held July 2, 1999, would have an impact of approximately $3.5 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of the Company's foreign denominated assets, liabilities and firm commitments.

     The Company also maintains a portfolio of marketable equity securities available for sale. These investments result from the funding of start-up companies that have technology or products that are of interest to the Company. The fair market value of these securities at July 2, 1999, was $16 million, compared to $30 million in the prior year. This reduction was due to a decrease in these securities' quoted market price and the Company's partial liquidation of these investments. The corresponding unrealized gain is included as a component of shareholders' equity. These investments have historically had higher volatility than most market indices. A 10 percent adverse change in the quoted market price of marketable equity securities would have an impact of approximately $1.6 million on the fair market value of these securities.

     The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. The Company does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2000, although there can be no assurances that interest rates will not significantly change.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item, with respect to directors of the Company, is incorporated herein by reference to the discussion under the headings Proposal 1: Election of Directors -- Term Expiring In 2002 and Current Directors Not Up For Election in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on October 22, 1999, which proxy statement is expected to be filed within 120 days after the end of the Company's 1999 fiscal year. Certain information regarding executive officers of the Company is included in Part I hereof in accordance with General Instruction G(3) of Form 10-K. Reference is also made to the information relating to Section 16(a) compliance which is presented under the heading Section 16(a) Beneficial Ownership Reporting Compliance in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders to be held on October 22, 1999, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item, with respect to compensation of directors and executive officers of the Company, is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on October 22, 1999, which proxy statement is expected to be filed within 120 days after the end of the Company's 1999 fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item, with respect to security ownership of certain beneficial owners and management of the Company, is incorporated herein by reference to the discussion under the headings Our Largest Shareholders and Shares Held By Directors and Executive Officers in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on October 22, 1999, which proxy statement is expected to be filed within 120 days after the end of the Company's 1999 fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the fiscal year ended July 2, 1999, there existed no relationships and there were no transactions reportable under this Item.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this report:

                                                                             PAGE
           (1) Financial Statements:
                Report of Independent Certified Public Accountants.....       32
                Consolidated Statement of Income -- Fiscal Years ended
                 July 2, 1999, July 3, 1998 and June 27, 1997..........       33
                Consolidated Balance Sheet -- July 2, 1999 and July 3,
                 1998..................................................       34
                Consolidated Statement of Cash Flows --
                  Fiscal Years ended July 2, 1999, July 3, 1998 and
                 June 27, 1997.........................................       35
                Consolidated Statement of Comprehensive Income and
                 Shareholders' Equity -- Fiscal Years ended July 2,
                 1999, July 3, 1998 and June 27, 1997..................       36
                Notes to Financial Statements..........................       37

           (2) Financial Statement Schedules:
                For each of the years ended July 2, 1999, July 3, 1998,
                 and June 27, 1997
                     Schedule II -- Valuation and Qualifying
                      Accounts.........................................       45

     All other schedules are omitted because they are not applicable, the amounts are not significant or the required information is shown in the financial statements or the notes thereto.

        (3) Exhibits:

             (3)(i) Restated Certificate of Incorporation of Harris Corporation (December 1995), incorporated herein by reference to Exhibit 3(i) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996.

             (3)(ii) By-Laws of Harris Corporation as in effect February 23, 1996, incorporated herein by reference to Exhibit 3(ii) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996.

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

             (4)(c) Indenture, dated as of May 1, 1996, between the Company and Chemical Bank, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company's Board of Directors or a Committee of the Board, incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-3, Registration Statement No. 333-03111, filed on May 3, 1996.

             (4)(d) Indenture, dated as of October 1, 1990, between the Company and National City Bank, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company's Board of Directors or a Committee of the Board, incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-3, Registration Statement No. 33-35315, filed on June 8, 1990.

             (4)(e) Pursuant to Regulation S-K Item 601(b)(4)(iii), Registrant by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Company.

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

                  (ii) Forms of Stock Option Agreement and Performance Share Agreement under the Harris Corporation Stock Incentive Plan, incorporated herein by reference to Exhibit 10(v) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1997.

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

              *(g)(i) Harris Corporation Retirement Plan (amended and restated effective January 1, 1998), incorporated herein by reference to Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 1998.

                  (ii) Amendment to the Harris Corporation Retirement Plan, incorporated herein by reference to Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 1998.

             *(h) Harris Corporation Supplemental Executive Retirement Plan (amended and restated effective January 1, 1998), incorporated herein by reference to Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 1998.

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

                   (ii) Amendment to Director's Retirement Plan, incorporated herein by reference to Exhibit 10(ii) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1997.

             (n)(i) Harris Corporation 1997 Directors' Deferred Compensation and Annual Stock Unit Award Plan (amended and restated effective October 24,
        1997), incorporated herein by reference to Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1997.

                   (ii) Amendment No. 1 to Harris Corporation 1997 Directors Deferred Compensation and Annual Stock Unit Award Plan, incorporated herein by reference to Exhibit 10(iii) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 1998.

             (o)(i) Harris Corporation $500,000,000 5-Year Credit Agreement, dated as of November 6, 1996, incorporated herein by reference to
        Exhibit 10(ii) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996.

                   (ii) Amendment No. One to 5-Year Credit Agreement, dated as of October 21, 1997, incorporated herein by reference to Exhibit 10(iv) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1997.

             *(p) Form of Director and Executive Officer Indemnification Agreement, incorporated herein by reference to Exhibit 10(r) to the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1998.

             (q) Amended and Restated Master Transaction Agreement, made as of June 2, 1999 among the Company, Intersil Holding Corporation and Intersil Corporation, incorporated by reference to Exhibit 10(i) to the Company's Current Report on Form 8-K filed on August 25, 1999.

          (12) Statement regarding computation of earnings to fixed charges.

          (21) Subsidiaries of the Registrant.

          (23)(a) Consent of Ernst & Young LLP.

           (b) Consent of KPMG LLP.

          (27)(a) Financial Data Schedule.

           (b) Restated Financial Data Schedules for prior periods.

          (99) Independent Auditor's Report of KPMG LLP.

     (b) Reports on Form 8-K.

          The Company filed with the Commission a Current Report on Form 8-K on April 14, 1999 relating to the announcement that the Company intends to spin-off its Lanier Worldwide, Inc. subsidiary and to undertake specific actions to reposition itself to become a pure communications equipment company.

          The Company filed with the Commission a Current Report on Form 8-K on June 3, 1999 relating to the announcement that it entered into a definitive agreement to sell substantially all of its semiconductor business to a subsidiary of Sterling Holding Company, LLC, a Citicorp Venture Capital, Ltd. investment portfolio company.
------------------
*Management contract or compensatory plan or arrangement.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                            HARRIS CORPORATION
                                            (Registrant)
Dated:  August 28, 1999

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

SIGNATURE                                         TITLE                                     DATE
---------                                         -----                                     ----
/s/ PHILLIP W. FARMER                             Chairman of the Board and            August 28, 1999
------------------------------------------------  Chief Executive Officer
Phillip W. Farmer                                 (Principal Executive Officer)

/s/ E. VAN CULLENS                                President and Chief Operating        August 28, 1999
------------------------------------------------  Officer
E. Van Cullens

/s/ BRYAN R. ROUB                                 Senior Vice President -              August 28, 1999
------------------------------------------------  Chief Financial Officer
Bryan R. Roub                                     (Principal Financial Officer)

/s/ JAMES L. CHRISTIE                             Vice President - Acting Controller   August 28, 1999
------------------------------------------------  (Principal Accounting Officer)
James L. Christie

/s/ ROBERT CIZIK                                  Director                             August 28, 1999
------------------------------------------------
Robert Cizik

/s/ LESTER E. COLEMAN                             Director                             August 28, 1999
------------------------------------------------
Lester E. Coleman

/s/ ALFRED C. DECRANE, JR.                        Director                             August 28, 1999
------------------------------------------------
Alfred C. DeCrane, Jr.

/s/ RALPH D. DENUNZIO                             Director                             August 28, 1999
------------------------------------------------
Ralph D. DeNunzio

/s/ JOSEPH L. DIONNE                              Director                             August 28, 1999
------------------------------------------------
Joseph L. Dionne

/s/ JOHN T. HARTLEY                               Director                             August 28, 1999
------------------------------------------------
John T. Hartley

/s/ KAREN KATEN                                   Director                             August 28, 1999
------------------------------------------------
Karen Katen

/s/ ALEXANDER B. TROWBRIDGE                       Director                             August 28, 1999
------------------------------------------------
Alexander B. Trowbridge

                           ANNUAL REPORT ON FORM 10-K

                                     ITEM 8

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         FISCAL YEAR ENDED JULY 2, 1999

                               HARRIS CORPORATION
                               MELBOURNE, FLORIDA

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Harris Directors and Shareholders:

     We have audited the accompanying consolidated balance sheets of Harris Corporation and subsidiaries as of July 2, 1999 and July 3, 1998, and the related consolidated statements of income, cash flows and comprehensive income and shareholders' equity for each of the three fiscal years in the period ended July 2, 1999. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of GE-Harris Railway Electronics, LLC and subsidiaries (a company in which the Corporation has a 49% interest), have been audited by other auditors, whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for GE-Harris Railway Electronics, LLC and subsidiaries, it is based solely on their report.

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

     In our opinion, based on our audit and report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harris Corporation and subsidiaries at July 2, 1999 and July 3, 1998, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended July 2, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

                                            ERNST & YOUNG LLP

Orlando, Florida
July 28, 1999

FINANCIAL STATEMENTS

                     CONSOLIDATED STATEMENT OF INCOME

                                                                                                Fiscal Years Ended
                                                                                    -------------------------------------------
                                (In millions except per share amounts)                  1999             1998            1997
                      ---------------------------------------------------------------------------------------------------------
                      REVENUE
                      Revenue from product sales and services                         $1,743.5         $1,924.8        $1,948.6
                      COSTS AND EXPENSES
                      Cost of product sales and services                               1,278.3          1,443.5         1,460.7
                      Engineering, selling and administrative expenses                   384.3            420.7           399.9
                      Restructuring expenses                                               5.1             16.1              --
                      Special charge for litigation costs                                 20.6               --              --
                      Interest expense                                                     9.8             12.5            23.8
                      Interest income                                                    (13.3)           (14.1)           (4.2)
                      Other income                                                       (19.3)           (57.6)          (30.8)
                                                                                    -------------------------------------------
                                                                                       1,665.5          1,821.1         1,849.4
                                                                                      -----------------------------------------
                      Income from continuing operations before income taxes               78.0            103.7            99.2
                      Income taxes                                                        28.1             37.3            34.9
                                                                                      -----------------------------------------
                      Income from continuing operations before extraordinary item         49.9             66.4            64.3
                      Discontinued operations net of income taxes                         12.4             66.6           143.2
                                                                                      -----------------------------------------
                      Income before extraordinary item                                    62.3            133.0           207.5
                      Extraordinary loss from early retirement of debt net of
                        income taxes                                                      (9.2)              --              --
                                                                                      -----------------------------------------
                      Net income                                                      $   53.1         $  133.0        $  207.5
                                                                                      =========================================
                      NET INCOME PER COMMON SHARE
                        Basic:
                          Continuing operations before extraordinary item             $   0.63         $   0.84        $   0.82
                          Discontinued operations                                         0.16             0.84            1.84
                          Extraordinary loss                                             (0.12)              --              --
                                                                                      -----------------------------------------
                                                                                      $   0.67         $   1.68        $   2.66
                                                                                      =========================================
                        Diluted:
                          Continuing Operations                                       $   0.63         $   0.83        $   0.81
                          Discontinued Operations                                         0.16             0.83            1.82
                          Extraordinary loss                                             (0.12)              --              --
                                                                                      -----------------------------------------
                                                                                      $   0.67         $   1.66        $   2.63
                                                                                      =========================================

                     See Notes to Financial Statements

FINANCIAL STATEMENTS

                     CONSOLIDATED BALANCE SHEET

                                                                                       July 2,         July 3,
                                                                                     --------------------------
                      (In millions)                                                      1999            1998
                      -----------------------------------------------------------------------------------------
                      ASSETS
                      CURRENT ASSETS
                      Cash and cash equivalents                                        $   85.7        $  101.5
                      Marketable securities                                                15.5            30.0
                      Receivables                                                         411.7           347.0
                      Unbilled costs and accrued earnings on fixed price contracts        184.4           247.0
                      Inventories                                                         205.7           216.4
                      Deferred income taxes                                               128.4           111.3
                                                                                     --------------------------
                          Total current assets                                          1,031.4         1,053.2
                      OTHER ASSETS
                      Plant and equipment                                                 291.6           314.8
                      Intangibles resulting from acquisitions                              72.8            69.8
                      Net assets of discontinued operations                             1,293.2         1,534.5
                      Other assets                                                        269.6           258.1
                                                                                      -------------------------
                                                                                        1,927.2         2,177.2
                                                                                      -------------------------
                                                                                       $2,958.6        $3,230.4
                                                                                      =========================
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      CURRENT LIABILITIES
                      Short-term debt                                                  $  323.7        $  180.0
                      Accounts payable                                                    154.3           121.7
                      Compensation and benefits                                           103.2           126.9
                      Other accrued items                                                 113.9           117.8
                      Unearned income and advance payments by customers                    84.9           102.9
                      Income taxes                                                         26.8            81.1
                      Current portion of long-term debt                                     0.5            54.2
                                                                                      -------------------------
                          Total current liabilities                                       807.3           784.6
                      OTHER LIABILITIES
                      Deferred income taxes                                                47.3            47.4
                      Long-term debt                                                      514.5           761.0
                      SHAREHOLDERS' EQUITY
                      Preferred Stock, without par value; 1,000,000 shares
                        authorized; none issued                                              --              --
                      Common Stock, $1.00 par value; 250,000,000 shares
                        authorized; issued and outstanding 79,650,994 shares in
                        1999 and 80,012,625 shares in 1998                                 79.7            80.0
                      Other capital                                                       271.5           271.3
                      Retained earnings                                                 1,246.7         1,282.8
                      Unearned compensation                                                (4.0)           (3.2)
                      Accumulated other comprehensive income                               (4.4)            6.5
                                                                                      -------------------------
                          Total Shareholders' Equity                                    1,589.5         1,637.4
                                                                                      -------------------------
                                                                                       $2,958.6        $3,230.4
                                                                                      =========================

                     See Notes to Financial Statements

FINANCIAL STATEMENTS

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                              Fiscal years ended
                                                                                 ---------------------------------------------
                      (In millions)                                                  1999             1998             1997
                      --------------------------------------------------------------------------------------------------------
                      OPERATING ACTIVITIES
                      Income from continuing operations                            $   49.9         $    66.4        $    64.3
                      Adjustments to reconcile net income to net cash provided
                        by operating activities:
                        Depreciation and amortization                                  63.5              61.9             62.8
                        Non-current deferred income tax                                (0.1)             28.5              4.4
                        Extraordinary loss                                             (9.2)               --               --
                        Income from discontinued operations-net of items not
                          effecting cash                                              184.7             246.4            281.7
                      (Increase) decrease in:
                        Accounts and notes receivable                                 (55.1)            (12.6)          (113.8)
                        Unbilled costs and inventories                                 87.0              59.9             75.7
                      Increase (decrease) in:
                        Accounts payables and accrued expenses                          5.4              29.7            (16.6)
                        Advance payments and unearned income                          (18.0)            (43.2)             1.7
                        Income taxes                                                  (73.1)              0.2             (0.9)
                      Other                                                            17.6               7.8             (3.1)
                                                                                 ---------------------------------------------
                          Net cash provided by operating activities                   252.6             445.0            356.2
                      INVESTING ACTIVITIES
                      Cash paid for acquired businesses                               (35.7)               --            (11.9)
                      Additions of plant and equipment                                (60.4)            (87.3)           (67.6)
                      Net assets of discontinued operations                            69.1            (324.2)          (433.2)
                                                                                   -------------------------------------------
                          Net cash used in investing activities                       (27.0)           (411.5)          (512.7)
                      FINANCING ACTIVITIES
                      Proceeds from borrowings                                      9,301.4           5,391.1          6,416.8
                      Payment of borrowings                                        (9,457.9)         (5,332.7)        (6,213.9)
                      Proceeds from sale of Common Stock                                4.4              12.1             10.8
                      Purchase of Common Stock for treasury                           (15.7)               --               --
                      Cash dividends                                                  (76.5)            (70.1)           (60.3)
                                                                                   -------------------------------------------
                          Net cash provided by (used in) financing activities        (244.3)              0.4            153.4
                                                                                   -------------------------------------------
                      Effect of exchange rate changes on cash and cash
                        equivalents                                                     2.9               0.4              1.3
                                                                                   -------------------------------------------
                      NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (15.8)             34.3             (1.8)
                      CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                  101.5              67.2             69.0
                                                                                   -------------------------------------------
                      CASH AND CASH EQUIVALENTS AT END OF YEAR                     $   85.7         $   101.5        $    67.2
                                                                                   ===========================================

                     See Notes to Financial Statements

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY

                                                 --------------------------------------------------------------------------------
                                                                                                 Accumulated Other
                                                                                                Comprehensive Income
                                                                                              ------------------------
                                                                                                 Net
                                                                                              Unrealized   Cumulative
                                                 Common    Other    Retained     Unearned      Gain on     Translation
(In millions)                                    Stock    Capital   Earnings   Compensation   Securities   Adjustments    Total
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JULY 1, 1996                          $38.9    $266.0    $1,072.7      $ 0.3         $(1.4)       $ (3.7)     $1,372.8
Net income                                          --        --       207.5         --            --            --         207.5
Foreign currency translation                        --        --          --         --            --          (1.7)         (1.7)
Net unrealized gains on securities net of
 income taxes of $27.4                              --        --          --         --          46.7            --          46.7
                                                                                                                          -------
Comprehensive income                                                                                                        252.5
Shares issued under Stock Option Plan (254,690
 shares)                                           0.1       4.4          --         --            --            --           4.5
Shares granted under Stock Incentive Plans
 (251,900 shares)                                  0.1       7.5          --       (7.6)           --            --            --
Compensation expense                                --        --          --       12.9            --            --          12.9
Termination and award of shares granted under
 Stock Incentive Plans (200,450 shares)           (0.1)     (0.9)         --       (1.2)           --            --          (2.2)
Shares sold under Employee Stock Purchase Plans
 (185,712 shares)                                  0.1       6.2          --         --            --            --           6.3
Shares issued for acquisition of company
 (1,390,610 shares)                                0.7       6.7          --         --            --            --           7.4
Cash dividends ($.76 per share)                     --        --       (60.3)        --            --            --         (60.3)
                                                 --------------------------------------------------------------------------------
BALANCE AT JUNE 27, 1997                          39.8     289.9     1,219.9        4.4          45.3          (5.4)      1,593.9
Net income                                          --        --       133.0         --            --            --         133.0
Foreign currency translation                        --        --          --         --            --          (4.4)         (4.4)
Net unrealized loss on securities net of income
 taxes of $(17.0)                                   --        --          --         --         (29.0)           --         (29.0)
                                                                                                                         --------
Comprehensive income                                                                                                         99.6
Two-for-one stock split (39,949,231 shares)       39.9     (39.9)         --         --            --            --            --
Shares issued under Stock Option Plan (237,476
 shares)                                           0.2       5.6          --         --            --            --           5.8
Shares granted under Stock Incentive Plans
 (238,550 shares)                                  0.3      10.1          --      (10.3)           --            --           0.1
Compensation expense                                --        --          --        7.8            --            --           7.8
Termination and award of shares granted under
 Stock Incentive Plans (340,174 shares)           (0.3)     (0.5)         --       (5.1)           --            --          (5.9)
Shares sold under Employee Stock Purchase Plans
 (114,707 shares)                                  0.1       6.1          --         --            --            --           6.2
Cash dividends ($.88 per share)                     --        --       (70.1)        --            --            --         (70.1)
                                                 --------------------------------------------------------------------------------
BALANCE AT JULY 3, 1998                           80.0     271.3     1,282.8       (3.2)         16.3          (9.8)      1,637.4
Net income                                          --        --        53.1         --            --            --          53.1
Foreign currency translation                        --        --          --         --            --          (1.9)         (1.9)
Net unrealized loss on securities net of income
 taxes of $(5.3)                                    --        --          --         --          (9.0)           --          (9.0)
                                                                                                                         -------
Comprehensive income                                --        --          --         --            --            --          42.2
Shares issued under Stock Option Plan (100,945
 shares)                                           0.1       2.5          --         --            --            --           2.6
Shares granted under Stock Incentive Plans
 (67,400 shares)                                   0.1       2.2          --       (2.3)           --            --            --
Compensation expense                                --        --          --       (0.2)           --            --          (0.2)
Termination and award of shares granted under
 Stock Incentive Plans (153,738 shares)           (0.2)     (3.6)         --        1.7            --            --          (2.1)
Shares sold under Employee Stock Purchase Plans
 (53,962 shares)                                   0.1       1.7          --         --            --            --           1.8
Purchase and retirement of Common Stock for
 treasury (430,200 shares)                        (0.4)     (2.6)      (12.7)        --            --            --         (15.7)
Cash dividends ($.96 per share)                     --        --       (76.5)        --            --            --         (76.5)
                                                 --------------------------------------------------------------------------------
BALANCE AT JULY 2, 1999                          $79.7    $271.5    $1,246.7      $(4.0)        $ 7.3        $(11.7)     $1,589.5
                                                 ================================================================================

See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS


SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and its subsidiaries. These statements have been prepared in conformity with generally accepted accounting principles and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant intercompany transactions and accounts have been eliminated.

FISCAL YEAR -- In 1997, the Company changed its fiscal year to end on the Friday nearest June 30. Fiscal years prior to 1997 ended on June 30. Fiscal years 1999 and 1997 include 52 weeks, while 1998 fiscal year includes 53 weeks.

CASH EQUIVALENTS -- Cash equivalents are temporary cash investments with a maturity of three months or less when purchased. These investments include accrued interest and are carried at the lower of cost or market.

MARKETABLE SECURITIES -- Marketable equity securities are stated at fair value, with unrealized gains and losses, net of tax, included as a separate component of shareholders' equity. Realized gains and losses from marketable securities are determined using the specific identification method. The cost basis of marketable securities was $3.9 million at July 2, 1999, and $4.2 million at July 3, 1998. The amount of gross realized gains included in income from continuing operations was $9.6 million in 1999, $38.8 million in 1998 and $19.4 million in 1997.

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

INTANGIBLES -- Intangibles resulting from acquisitions are being amortized by the straight-line method principally over 15 years. Recoverability of intangibles is assessed using estimated undiscounted cash flows of related operations. Intangibles that are not expected to be recovered through future undiscounted cash flows are charged to expense when identified. Amounts charged to expense are amounts in excess of the fair value of the intangible asset. Fair value is determined as the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.
INCOME TAXES -- The Company follows the liability method of accounting for income taxes.

REVENUE RECOGNITION -- Revenue is recognized from sales other than on long-term contracts when a product is shipped, from rentals as they accrue, and from services when performed. Unearned income on service contracts is amortized by the straight-line method over the term of the contracts.
    Revenue and anticipated profits under long-term contracts are recorded on a percentage-of-completion basis, generally using the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. Contracts are combined when specific aggregation criteria are met. Criteria generally include closely interrelated activities performed for a single customer within the same economic environment. Contracts generally are not segmented.
    Amounts representing contract change orders, claims or other items are included in sales only when they can be reliably estimated and realization is probable. Incentives or penalties and awards applicable to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions which increase or decrease earnings based solely on a single significant event are generally not recognized until the event occurs.
    When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period. Anticipated losses on contracts or programs in progress are charged to earnings when identified.
    Royalty income is included as a component of "Other income" and is recognized on the basis of terms specified in contractual settlement agreements.

RETIREMENT BENEFITS -- The Company and its subsidiaries provide retirement benefits to substantially all employees primarily through a retirement plan having profit-sharing and savings elements. Contributions by the Company to the retirement plan are based on profits and employees' savings with no other funding requirements. The Company may make additional contributions to the fund at its discretion.
    Retirement benefits also include an unfunded limited healthcare plan for U.S. based retirees and employees on long-term disability. The Company accrues the estimated cost of these medical benefits, which are not material, during an employee's active service life.

ENVIRONMENTAL EXPENDITURES -- The Company capitalizes environmental expenditures that increase the life or efficiency of property or that reduce or prevent environmental contamination. The Company accrues environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable.
    Based on an assessment of relevant factors, the Company has estimated that its discounted liability under the Superfund Act and other environmental statutes and regulations for identified sites, using a 6 percent discount rate, is approximately $5.1 million. This liability is accrued in the July 2, 1999 consolidated balance sheet. The expected aggregate undiscounted amount that will be incurred over the next 20 to 30 years (depending on the number of years for each site) is approximately $9.3 million. The expected payments for each of the next five years are approximately

NOTES TO FINANCIAL STATEMENTS


$0.4 million per year and the aggregate amount thereafter is approximately $7.3 million.

FUTURES AND FORWARD CONTRACTS -- When the Company sells products outside the United States or enters into purchase commitments, transactions are frequently denominated in currencies other than U.S. dollars. To minimize the impact on revenue and cost from currency fluctuations, the Company enters into currency exchange agreements that qualify for hedge accounting treatment. It is the Company's policy not to speculate in foreign currencies. Currency exchange agreements are designated as, and are effective as, hedges of foreign currency assets and liabilities. In addition, these agreements are consistent with the designated currency of the underlying asset or liability. Gains and losses on currency exchange agreements that qualify as hedges are deferred and recognized as an adjustment of the carrying amount of the hedged asset or liability. Gains and losses on currency exchange agreements that do not qualify as hedges are recognized in income based on changes in the fair market value of the currency exchange agreement.

FOREIGN CURRENCY TRANSLATION -- The functional currency for most international subsidiaries is the local currency. Assets and liabilities are translated at current rates of exchange, and income and expense items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are recorded as a separate component of shareholders' equity.

UNEARNED COMPENSATION -- Compensation resulting from performance shares granted under the Company's long-term incentive plan is amortized to expense over the performance period and is adjusted for changes in the market value of the Common Stock.

NET INCOME PER SHARE -- Net income per share is based upon the weighted average number of common shares outstanding during each year.

STOCK SPLIT
On August 23, 1997, the Board of Directors authorized a two-for-one stock split to shareholders of record on September 4, 1997. All references in financial statements and notes to financial statements to number of shares, per share amounts, and market prices of the Company's Common Stock have been restated to reflect the increased number of shares outstanding.

ACCOUNTING CHANGES
In fiscal 1999, the Company adopted two accounting standards issued by the Financial Accounting Standards Board in June 1997. FAS No. 130, "Reporting Comprehensive Income," and FAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". These standards required changes to current disclosures and did not impact results of operations, cash flows or financial position.
  In June 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes standards for recording derivative financial instruments and the recognition of gains or losses resulting from changes in the fair values of those instruments. The Company plans to adopt the new standard in fiscal 2001, however, the Company has not determined the anticipated impact of FAS No. 133.

DISCONTINUED OPERATIONS
In fiscal 1999, the Company decided to sell its Semiconductor business and spin off its Lanier Worldwide subsidiary. Accordingly, the results of operations and the net assets of these business segments have been reclassified as discontinued operations.
    Summarized financial information for the discontinued operations follows:

                               -------------------------------------
        (In millions)              1999          1998         1997
--------------------------------------------------------------------
Net Sales                        $2,032.4      $1,952.6     $1,848.6
                               ----------
Income before income taxes       $  133.1      $   96.3     $  212.8
Income taxes                         43.7          29.7         69.6
                               ----------
Income from discontinued
 operations                          89.4          66.6        143.2
Provision for disposal of
 discontinued operations
 after income tax benefits of
 $5.8 million                       (77.0)           --           --
                               ----------
Discontinued operations net
 of income taxes                 $   12.4      $   66.6     $  143.2
                              -----------

                                              July 2,       July 3,
                                            ------------------------
              (In millions)                     1999          1998
--------------------------------------------------------------------
Current assets                                $  930.6      $1,066.8
                                            ----------
Total assets                                   1,994.5       2,088.5
Current liabilities                              660.8         477.5
Total liabilities                                743.2         581.9
Accumulated comprehensive income                 (41.9)        (27.9)
Net assets of discontinued operations         $1,293.2      $1,534.5
                                            ----------

The information set forth in the remaining Notes to the Financial Statements relates to continuing operations unless otherwise specified.

RESTRUCTURING
In fiscal 1999, the Company recorded a $5.1 million charge ($3.3 million after income tax) for severance costs associated with the restructuring of the Company. The Company has identified employee reductions of 738, most of which will occur during the first half of fiscal 2000.
  In fiscal 1998, the Company recorded a $16.1 million charge ($10.1 million after income taxes) for severance and other product line exit costs. Severance reserves were established for the reduction of 101 employees within the Company's U.S. operations. Other restructuring actions included the write-off of capitalized software and other long-term assets associated with the exit from the Company's analog base station, wirefree communication devices and transportation tracking systems product lines. Estimated discounted cash flows were used in determining the fair value of assets and liabilities in recording the restructuring charge. Cash outlays for restructuring actions were for severance benefits. Sales from exited product lines were $13.4 million in 1998 and $23.1 million in 1997. Operating profit from these product lines was not material.

  In fiscal 1999, all prior year restructuring actions were completed.
    The components and use of restructuring reserves are summarized below:

                                     Use of Reserve
                          Original   ---------------   Reserve Balance
(In millions)             Reserve    Cash   Non-Cash   at July 2, 1999
----------------------------------------------------------------------
Fiscal 1998:
 Severance benefits        $ 3.8     $3.8       --            --
 Capitalized software
   write-offs                9.0       --    $ 9.0            --
 Equipment write-offs        1.0       --      1.0            --
 Other long-term asset
   write-offs                2.3       --      2.3            --
                           -----     ----    -----          ----
                           $16.1     $3.8    $12.3            --
                                --------------------------------------
Fiscal 1999:
 Severance benefits        $ 5.1     $ --    $  --          $5.1
                                --------------------------------------

JOINT VENTURES
The Company has investments in joint ventures (less than 50% owned) which are accounted for using the equity method of accounting. Condensed balance sheets as of July 2, 1999, and July 3, 1998, and condensed statements of income for fiscal years 1999, 1998, and 1997 for these joint ventures follows. The Company has adjustments to income related to these investments that are not pushed down to these condensed financial statements. The amount of income before taxes included in "Other income" related to these joint ventures is $7.5 million in 1999, $4.0 million in 1998, and $2.5 million in 1997.

Condensed Balance Sheet                      -----------------------
(In millions)                                    1999          1998
--------------------------------------------------------------------
Assets
 Current assets                                 $127.5        $ 89.3
 Non-current assets                               60.0          43.5
                                               ----------
                                                $187.5        $132.8
                                               ----------
Liabilities and Shareholders' Equity
 Current liabilities                            $102.7        $ 61.2
 Non-current liabilities                           9.1            .2
 Shareholders' equity                             75.7          71.4
                                               ----------
                                                $187.5        $132.8
                                               ----------

                                             Fiscal Year
CONDENSED STATEMENTS OF INCOME    ---------------------------------
(In millions)                         1999          1998      1997
-------------------------------------------------------------------
Revenue                              $212.2        $165.8     $81.7
Costs and expenses                    195.6         139.8      76.4
                                    ----------
Income before income taxes             16.6          26.0       5.3
Income taxes                            4.7           2.2        .7
                                    ----------
Net Income                           $ 11.9        $ 23.8     $ 4.6
                                    ----------

EXTRAORDINARY LOSS
In June 1999, the Company retired $150.0 million of 10 3/8% debentures due in 2018 and $96.0 million of notes payable to insurance companies due from 1999 to 2001. Debt retirement resulted in an extraordinary loss of $9.2 million ($.12 per share), net of related income taxes of $4.7 million.

RECEIVABLES
Receivables are summarized below:

                                             -----------------------
(In millions)                                    1999          1998
--------------------------------------------------------------------
Accounts receivable                             $416.6        $353.0
Notes receivable due within one year-net          17.0          12.8
                                               ----------
                                                 433.6         365.8
Less allowances for collection losses             21.9          18.8
                                               ----------
                                                $411.7        $347.0
                                               ----------

INVENTORIES AND UNBILLED COSTS
Inventories are summarized below:

                                             -----------------------
(In millions)                                    1999          1998
--------------------------------------------------------------------
Finished products                               $ 34.7        $ 30.6
Work in process                                   66.0          83.5
Raw materials and supplies                       105.0         102.3
                                               ----------
                                                $205.7        $216.4
                                               ----------

  Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $171.1 million at July 2, 1999 and $179.0 million at July 3, 1998.

PLANT AND EQUIPMENT
Plant and equipment are summarized below:

                                             -----------------------
(In millions)                                    1999          1998
--------------------------------------------------------------------
Land                                            $ 13.6        $ 23.7
Buildings                                        255.0         257.2
Machinery and equipment                          547.3         556.2
                                               ----------
                                                 815.9         837.1
Less allowances for depreciation                 524.3         522.3
                                               ----------
                                                $291.6        $314.8
                                               ----------

INTANGIBLES
Accumulated amortization of intangible assets was $22.3 million at July 2, 1999, and $19.5 million at July 3, 1998.

CREDIT ARRANGEMENTS
At July 2, 1999, the Company had available syndicated credit facilities with various banks that provide for borrowings up to $750 million. A $500 million facility expires November 2001. The remaining $250 million facilities were repaid and terminated in August 1999. Interest rates on borrowings under the $500 million facility are determined by a pricing matrix based upon the Company's long-term debt rating assigned by Standard and Poor's Ratings Group and Moody's Investors Service. A facility fee is payable on the credit and determined in the same manner as the interest rates. The Company is not required to maintain compensating balances in connection with these agreements. Under its credit facilities, $404.2 million was outstanding at July 2, 1999, $100 million of which has been classified as long-term based on the Company's intent to maintain borrowings of at least that amount for the next year.
  The Company also has lines of credit for short-term financing aggregating $77.3 million from various U.S. and foreign banks, of which $57.8 million was available on July 2, 1999. These arrangements provide for borrowing at various interest rates, are reviewed annually for renewal, and may be used on such terms as the Company and the banks mutually

NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

agree. These lines do not require compensating balances. These agreements contain certain financial covenants including maintenance of at least $900 million of tangible net worth and total debt not to exceed 50 percent of total capital. Approximately $149.8 million worth of debt was included in net assets of discontinued operations on the July 2, 1999, consolidated balance sheet.

SHORT-TERM DEBT
Short-term debt is summarized below:

                                             -----------------------
(In millions)                                    1999          1998
--------------------------------------------------------------------
Bank notes                                      $323.7        $144.5
Other                                               --          35.5
                                               -------
                                                $323.7        $180.0
                                               =======

  The weighted average interest rate for bank notes was 6.3% at July 2, 1999 and 5.8% at July 3, 1998.

LONG-TERM DEBT
Long-term debt includes the following:

                                             -----------------------
(In millions)                                    1999          1998
--------------------------------------------------------------------
Notes payable to banks, due from 2001 to
 2016.                                          $162.5        $162.5
10 3/8% debentures, due 2018                        --         150.0
6.35% debentures, due 2028.                      150.0         150.0
7% debentures, due 2026                          100.0         100.0
6.65% debentures, due 2006                       100.0         100.0
Notes payable to insurance companies, due
 from 1999 to 2001                                  --          96.0
Other                                              2.0           2.5
                                               -------
                                                $514.5        $761.0
                                               =======

  The weighted average interest rate for notes payable to banks was 6.3% at July 2, 1999 and 6.0% at July 3, 1998.
  Maturities of long-term debt for the five years following 1999 are: $0.5 million in 2000, $32.4 million in 2001, $100.4 million in 2002, $30.9 million in 2003, and $0.4 million in 2004.

PREFERRED STOCK PURCHASE RIGHTS
On December 6, 1996, the Company declared a dividend of one preferred share purchase right for each outstanding share of Common Stock. These rights, which expire on December 6, 2006, are evidenced by Common Stock share certificates and trade with the Common Stock until they become exercisable, entitle the holder to purchase one two-hundredth of a share of Participating Preferred Stock for $250, subject to adjustment. The rights are not exercisable until the earlier of 10 business days (or such later date fixed by the Board) after a party commences a tender or exchange offer to acquire a beneficial interest of at least 15% of the Company's outstanding Common Stock, or the first date of public announcement by the Company that a person has acquired a beneficial interest of at least 15% of the Company's outstanding Common Stock or such later date fixed by the Board of Directors of the Company.
  Upon the first date of public announcement by the Company that a person has acquired a beneficial interest of at least 15% of the Company's outstanding Common Stock, or such later date fixed by the Board of Directors of the Company, each right (other than rights beneficially owned by an acquiring person or any affiliate or associate thereof) would entitle the holder to purchase shares of Common Stock of the Company having a market value equal to twice the exercise price of the right. In addition, each right (other than rights beneficially owned by an acquiring person or any affiliate or associate thereof) would entitle the rightholder to exercise the right and receive shares of common stock of the acquiring company, upon a merger or other business combination, having a market value of twice the exercise price of the right.
  Under certain circumstances after the rights become exercisable, the Board of Directors may elect to exchange all of the then outstanding rights for shares of Common Stock at an exchange ratio of one share of Common Stock per right, subject to adjustment. The rights have no voting privileges and may be redeemed by the Board of Directors at a price of $.01 per right at any time prior to the acquisition of a beneficial ownership of 15% of the outstanding Common Stock.

STOCK OPTIONS AND AWARDS
The following information relates to stock option and incentive stock awards. Option prices are 100 percent of market value on the date the options are granted. Option grants are for a maximum of ten years after dates of grant and may be exercised in installments.

                                                              ---------------------------------------
                                                                          Weighted
                                                                          Average
                                                              Number of   Exercise    Option Prices
                                                               Shares      Price        Per Share
-----------------------------------------------------------------------------------------------------
Exercised during the year:
 1997                                                          472,208     $21.12    $ 7.19 to $34.88
 1998                                                          439,703     $26.46    $10.94 to $45.50
 1999                                                          132,574     $24.17    $ 7.19 to $35.63
Granted during 1999                                            789,340     $34.16    $29.88 to $42.00
Terminations during 1999                                       212,188     $38.53    $24.00 to $51.00
Outstanding at July 3, 1998                                   1,734,443    $34.83    $ 7.19 to $53.63
Outstanding at July 2, 1999                                   2,179,523    $34.88    $ 7.19 to $53.63
Exercisable at July 3, 1998                                    683,297     $27.68    $ 7.19 to $49.88
Exercisable at July 2, 1999                                   1,096,045    $33.64    $ 7.19 to $53.63

NOTES TO FINANCIAL STATEMENTS

  Price ranges of outstanding and exercisable options as of July 2, 1999 are summarized below:

                                                      ---------------------------------------------------------------------------
                                                                 Outstanding Options                       Exercisable Options
                                                      ------------------------------------------        -------------------------
                                                                        Average         Weighted                         Weighted
                                                                       Remaining        Average                          Average
                                                      Number of          Life           Exercise        Number of        Exercise
              Range of Exercise Prices                 Options          (years)          Price           Options          Price
---------------------------------------------------------------------------------------------------------------------------------
$7.19 - $29.88                                         433,003             3             $25.98          432,403          $25.97
$30.69 - $42.00                                       1,135,778            6             $33.25          304,450          $31.50
$42.34 - $53.63                                        610,742             5             $44.21          359,192          $44.70
                                                       --------                                          --------
                                                      2,179,523                                         1,096,045
                                                      =========                                         =========

  Presented below is pro forma information regarding net income and net income per share. It has been determined as if the Company had accounted for stock options using the fair value method of accounting for stock options. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

                                      ----------------------------
                                         1999        1998     1997
------------------------------------------------------------------
Expected dividend yield                   2.1%        2.1%     2.1%
Expected stock price volatility          24.5%       20.4%    22.4%
Risk-free interest rate                   5.0%        5.8%     6.3%
Expected life (years)                       4           4        4

  For purposes of pro forma disclosure, the estimated fair value of options is amortized to expense over their three year vesting period. Under the fair value method, the Company's net income and net income per share would have been reduced as follows:

                                        -------------------------------
(In millions, except per share amounts)    1999         1998      1997
-----------------------------------------------------------------------
Net income                                 $ 5.3        $ 4.9     $ 2.7
Basic net income per share                 $ .07        $ .06     $ .04
Diluted net income per share               $ .07        $ .06     $ .03

  Because the fair value method of accounting for options applies only to options granted subsequent to June 30, 1995, the pro forma effect was not fully reflected until 1999.
  The Company has a stock incentive plan for directors and key employees. Awards under this plan may include the grant of performance shares, restricted stock, stock options, stock appreciation rights or other stock-based awards. The aggregate number of shares of Common Stock which may be awarded under the plan in each fiscal year is one percent of the total outstanding shares of Common Stock plus shares available from prior years. Performance shares outstanding were 429,869 at July 2, 1999; 625,365 at July 3, 1998; and 827,110 at June 27,
1997. Shares of Common Stock reserved for future awards under the plan were 2,296,417 at July 2, 1999; 2,509,002 at July 3, 1998; and 2,380,516 at June 27,
1997.
  Under the Company's domestic retirement plan, employees may purchase a limited amount of the Company's Common Stock at 70 percent of current market value. The discounts from fair market value on Common Stock purchased by employees under the domestic retirement plans are charged to compensation expense in the period of the related purchase. Shares of Common Stock reserved for future purchases by the retirement plan were 2,196,341 at July 2, 1999.

NET INCOME PER SHARE
Average outstanding shares used in the computation of net income per share are summarized below:

                                  ---------------------------------
(In millions)                        1999          1998       1997
-------------------------------------------------------------------
Basic:
 Weighted average shares
   outstanding                        79.9          79.9       78.8
 Contingently issuable shares          (.5)          (.6)       (.7)
                                    ---------
                                      79.4          79.3       78.1
Diluted:
 Weighted average shares
   outstanding                        79.9          79.9       78.8
 Dilutive stock options                 .1            .3         .3
 Contingently issuable shares          (.3)          (.2)       (.3)
                                  ---------
                                      79.7          80.0       78.8

RETIREMENT PLANS
Retirement and defined benefit plans expense from continuing operations amounted to $43.0 million in 1999, $55.0 million in 1998 and $50.8 million in 1997.

RESEARCH AND DEVELOPMENT
Company-sponsored research and product development costs from continuing operations are expensed as incurred. These costs were $92.4 million in 1999, $94.0 million in 1998, and $85.6 million in 1997.
  Customer-sponsored research and development costs are incurred pursuant to long-term contractual arrangements and are accounted for principally by the percentage-of-completion method. Customer-sponsored research and development costs incurred under government-sponsored contracts require the Company to provide a product or service meeting certain defined performance or other specifications (such as designs).

INTEREST EXPENSE
Total interest from continuing operations was $9.9 million in 1999, $13.5 million in 1998, and $23.8 million in 1997. Interest attributable to funds used to finance major long-term construction projects is capitalized as an additional cost of the related asset. Interest capitalized was $0.1 million in 1999, $1.0 million in 1998, and $0.0 million in 1997. Interest paid was $14.6 million in 1999, $9.9 million in 1998 and $20.7 million in 1997.

NOTES TO FINANCIAL STATEMENTS

LEASE COMMITMENTS
Total rental expense from continuing operations amounted to $21.8 million in 1999, $19.3 million in 1998 and $16.2 million in 1997. Future minimum rental commitments under leases, primarily for land and buildings, amounted to approximately $63.6 million at July 2, 1999. These commitments for the years following 1999 are: 2000 -- $16.7 million, 2001 -- $13.0 million, 2002 -- $9.6 million, 2003 -- $7.0 million, 2004 -- $5.3 million, and $12.0 million, thereafter.

INCOME TAXES
The provisions for income taxes from continuing operations are summarized as follows:

                                  ---------------------------------
(In millions)                        1999          1998       1997
-------------------------------------------------------------------
Current:
 United States                      $ 38.5        $ 17.3     $  4.7
 International                        (3.4)          6.3        5.7
 State and local                       5.0           5.1        (.8)
                                    ---------
                                      40.1          28.7        9.6
                                    ---------
Deferred:
 United States                        (8.1)         11.9       24.3
 International                        (3.3)         (2.0)      (3.0)
 State and local                       (.6)         (1.3)       4.0
                                    ---------
                                     (12.0)          8.6       25.3
                                    ---------
                                    $ 28.1        $ 37.3     $ 34.9
                                   ==========

  The components of deferred income tax assets (liabilities) are as follows:

                        -------------------------------------------------
                                  1999                      1998
                        -------------------------------------------------

(In millions)            Current    Non-Current     Current   Non-Current
-------------------------------------------------------------------------
Inventory valuations      $ 16.8           --       $ 12.9          --
Accruals                   107.1      $ (30.7)        93.8      $(23.3)
Depreciation                  --        (20.8)          --       (29.6)
Leases                        --         (1.0)          --         1.6
International tax loss
 carryforwards                --          5.0           --          --
All other-net                4.5          2.9          4.6         5.5
                          -----------------------
                           128.4        (44.6)       111.3       (45.8)
                          ------
Valuation allowance           --         (2.7)          --        (1.6)
                          -----------------------
                          $128.4      $ (47.3)      $111.3      $(47.4)
                          =======================

  A reconciliation of the statutory United States income tax rate to the effective income tax rate follows:

                                  ---------------------------------
                                     1999          1998       1997
-------------------------------------------------------------------
Statutory U.S. income tax rate        35.0%         35.0%      35.0%
State taxes                            3.6           2.4        2.0
International income                    --            --        3.1
Tax benefits related to export
 sales                                (4.0)         (3.8)      (4.8)
Nondeductible amortization             1.6           1.0        1.0
Other items                            (.2)          1.4       (1.1)
                                   ---------
Effective income tax rate             36.0%         36.0%      35.2%
                                   =========

  United States income taxes have not been provided on $76 million of undistributed earnings of international subsidiaries because of the Company's intention to reinvest these earnings. The determination of unrecognized deferred U.S. tax liability for the undistributed earnings of international subsidiaries is not practicable.
  Pretax income (loss) from continuing operations of international subsidiaries was $2.7 million in 1999, $(3.4) million in 1998 and $2.1 million in 1997.
  Income taxes paid were $35.5 million in 1999, $29.2 million in 1998 and $57.8 million in 1997.

BUSINESS SEGMENTS
In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information". The new standard changes the information the Company reports about its operating segments. Operating segment information for prior years has been restated to conform to the 1999 presentation.
  The Company is structured primarily around the markets it serves and operates in two business segments -- Government Communications and Commercial Communications. The Government Communications segment engages in advanced research and develops, designs and produces advanced communication and information processing systems. The Commercial Communications segment produces broadcast, radio communications, and telecommunications products and systems. The Company's products and systems are produced principally in the United States with international revenues derived primarily from exports.
  The accounting policies of the operating segments are the same as those described in the Significant Accounting Policies footnote. The Company evaluates performance based on profit or loss from operations before income taxes excluding interest income and expense, equity income, and gains or losses from securities and other investments. Intersegment sales, which are insignificant, are accounted for at prices comparable to unaffiliated customers. Net sales and operating profit by segment are on page 3. That information is an integral part of these financial statements.
  Sales made to the U.S. government by all segments (primarily the Government Communications segment) were 42.3 percent of total sales from continuing operations in 1999, 47.2 percent of sales from continuing operations in 1998, and 43.4 percent of sales from continuing operations in 1997.

NOTES TO FINANCIAL STATEMENTS

  Selected information by business segment and geographical area is summarized below:

                              -------------------------------------
(In millions)                    1999           1998         1997
-------------------------------------------------------------------
TOTAL ASSETS
Government Communications      $  463.5       $  517.7     $  570.8
Commercial Communications         736.7          731.0        699.1
Headquarters                    1,758.4        1,981.7      1,805.8
                                ---------
                               $2,958.6       $3,230.4     $3,075.7
                               ==========
CAPITAL EXPENDITURES
Government Communications      $   19.5       $   24.9     $   24.0
Commercial Communications          35.5           32.7         29.8
Headquarters                        5.4           29.7         13.8
                                ---------
                               $   60.4       $   87.3     $   67.6
                               ==========
DEPRECIATION AND
 AMORTIZATION
Government Communications      $   20.9       $   23.8     $   25.5
Commercial Communications          32.9           28.3         24.9
Headquarters                        9.7            9.8         12.4
                               ----------
                               $   63.5       $   61.9     $   62.8
                               ==========
GEOGRAPHICAL INFORMATION
U.S. operations:
 Net sales                     $1,537.2       $1,689.0     $1,725.3
 Long-lived assets                546.7          571.4        507.6
International operations:
 Net sales                     $  206.3       $  235.8     $  223.3
 Long-lived assets                 87.3           71.3         85.8

  Headquarters assets consist primarily of cash, marketable securities, deferred income taxes, plant and equipment, and net assets of discontinued operations.
  Export sales were $242.2 million in 1999, $320.6 million in 1998 and $238.5 million in 1997. Export sales and net sales of international operations were principally to Europe, Asia and Latin America.

FINANCIAL INSTRUMENTS
The carrying values of cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable, short-term debt and long-term debt approximates fair value. The fair value of long-term debt, as determined by quotes from financial institutions, was $493.5 million at July 2, 1999, and $779.6 million at July 3, 1998.
  The Company uses foreign exchange contracts and options to hedge intercompany accounts and off-balance-sheet foreign currency commitments. Specifically, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers, and firm committed operating expenses. Management believes the use of foreign currency financial instruments should reduce the risks which arise from doing business in international markets. Contracts are for periods consistent with the terms of the underlying transaction, generally one year or less. At July 2, 1999, open foreign exchange contracts were $37.0 million (as described below), of which $7.7 million were to hedge off-balance-sheet commitments. The fair market value of foreign exchange contracts and options as determined by quoted market indices and quotes from financial institutions was $37.0 million. Additionally, for the year ended July 2, 1999, the Company purchased and sold $366.1 million of foreign exchange forward and option contracts.
  Deferred gains and losses are included on a net basis in the Consolidated Balance Sheet as other assets and are recorded in income as part of the underlying transaction when it is recognized.
  At July 2, 1999, the Company had no open option contracts. Total open foreign exchange contracts at July 2, 1999, are described in the table below.

COMMITMENTS TO BUY FOREIGN CURRENCIES

                        -----------------------------------------------
                        Contract Amount
                        ----------------
                        Foreign            Deferred Gains   Maturities
(In millions)           Currency   U.S.     and (Losses)    (in months)
-----------------------------------------------------------------------
CURRENCY
Canadian Dollar.......    33.8     $23.0        $ --           1
British Pound.........     2.2       3.5          --           1-7

COMMITMENTS TO SELL FOREIGN CURRENCIES

                        ------------------------------------------------
                         Contract Amount
                        -----------------
                        Foreign             Deferred Gains   Maturities
(In millions)           Currency    U.S.     and (Losses)    (in months)
------------------------------------------------------------------------
CURRENCY
British Pound.........      5.5     $9.0         $.3            2-10
Korean Won............  1,501.3      1.5          .2            1-2

QUARTERLY FINANCIAL DATA (UNAUDITED)

                     Selected quarterly financial data is summarized below.

                                                                            Quarters Ended                        Total
           (Dollars in millions except per share amounts)  10-2-98(1)    1-1-99       4-2-99      7-2-99(2)       Year
           -------------------------------------------------------------------------------------------------------------
           FISCAL 1999
           Net sales                                            $412.6       $417.5       $445.4       $468.0   $1,743.5
           Gross profit                                          110.0        120.6        118.1        116.5      465.2
           Income from continuing operations before
             income taxes                                         11.3         27.2         34.7          4.8       78.0
           Income from continuing operations before
             extraordinary item                                    7.2         17.4         22.2          3.1       49.9
           Discontinued operations                                21.2         35.4         19.2        (63.4)
           Extraordinary loss                                       --           --           --         (9.2)      (9.2)
           Net income                                             28.4         52.8         41.4        (69.5)      53.1
           Per share (Basic):
             Continuing operations before extraordinary
               loss                                               0.09         0.22         0.28         0.04       0.63
             Discontinued operations                              0.27         0.44         0.24        (0.80)      0.16
             Extraordinary loss                                     --           --           --        (0.12)     (0.12)
             Net income                                           0.36         0.66         0.52        (0.88)      0.67
           Per share (Diluted):
             Continuing operations before extraordinary
               loss                                               0.09         0.22         0.28         0.04       0.63
             Discontinued operations                              0.27         0.44         0.24        (0.80)      0.16
             Extraordinary loss                                     --           --           --        (0.12)     (0.12)
             Net income                                           0.36         0.66         0.52        (0.88)      0.67
             Cash dividends                                        .24          .24          .24          .24       0.96
             Stock prices (high/low)                       44.25-29.94  39.69-27.56  39.94-27.81  40.63-27.31
                                                           =============================================================


                                                                             Quarters Ended                      Total
           (Dollars in millions except per share amounts)    10-3-97      1-2-98       4-3-98      7-3-98(3)      Year
           ------------------------------------------------------------------------------------------------------------
           FISCAL 1998
           Net sales                                            $502.1       $476.6       $470.5       $475.6   $1,924.8
           Gross profit                                          121.8        123.8        132.3        103.4      481.3
           Income from continuing operations before
             income taxes                                         28.0         32.3         34.1          9.3      103.7
           Income from continuing operations                      17.9         20.7         21.8          6.0       66.4
           Discontinued operations                                25.7         32.0         38.1        (29.2)      66.6
           Net income                                             43.6         52.7         59.9        (23.2)     133.0
           Per share (Basic):
             Continuing operations                                0.23         0.26         0.28         0.08       0.84
             Discontinued operations                              0.32         0.41         0.48        (0.37)      0.84
             Net income                                           0.55         0.67         0.76        (0.29)      1.68
           Per share (Diluted):
             Continuing operations                                0.23         0.26         0.28         0.08       0.83
             Discontinued operations                              0.32         0.40         0.47        (0.37)      0.83
             Net income                                           0.55         0.66         0.75        (0.29)      1.66
             Cash dividends                                        .22          .22          .22          .22        .88
             Stock prices (high/low)                          49-40.19     50-40.75  55.31-41.75     53-40.38
                                                           =============================================================

                     (1) Income from continuing operations includes a $20.6
                         million ($13.6 million after tax) special charge for litigation costs.

                     (2) Income from continuing operations includes a $5.1
                         million ($3.3 million after tax) restructuring charge. Discontinued operations includes $82.8 million ($77.0 million after tax) provision for disposal of discontinued operations.

                     (3) Income from continuing operations includes a $16.1
                         million ($10.1 million after tax) restructuring charge.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                      HARRIS CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------------------
                     COL. A                         COL. B               COL. C                 COL. D         COL. E
-------------------------------------------------------------------------------------------------------------------------
                                                                        ADDITIONS
                                                               ---------------------------
                                                                  (1)            (2)
                                                  BALANCE AT   CHARGED TO     CHARGED TO
                                                  BEGINNING    COSTS AND    OTHER ACCOUNTS   DEDUCTIONS--    BALANCE AT
                  DESCRIPTION                     OF PERIOD     EXPENSES       DESCRIBE        DESCRIBE     END OF PERIOD
-------------------------------------------------------------------------------------------------------------------------
YEAR ENDED JULY 2, 1999:
Amounts Deducted From Respective Asset Accounts
     Allowances for collection losses...........   $18,843      $ 5,594                        $ 2,538(B)      $21,899
                                                   =======      =======        =======         =======         =======
YEAR ENDED JULY 3, 1998:
Amounts Deducted From Respective Asset Accounts                                                $   133(A)
                                                                                               $ 1,143(B)
                                                                                               -------
     Allowances for collection losses...........   $12,553      $ 7,567        $    --         $ 1,276         $18,844
                                                   =======      =======        =======         =======         =======
YEAR ENDED JUNE 27, 1997:
Amounts Deducted From Respective Asset Accounts                                                $    (8)(A)
                                                                                                 6,563(B)
                                                                                               -------
     Allowances for collection losses...........   $15,116      $ 3,336        $   656(C)      $ 6,555         $12,553
                                                   =======      =======        =======         =======         =======

Note A -- Foreign currency translation gains and losses.

Note B  -- Uncollectible accounts charged off, less recoveries on accounts previously charged off.

Note C -- Amounts reclassified from other accounts in the consolidated balance sheet.