Form 10-Q
period 1999-10-01
HARRIS CORP /DE/
filed 1999-11-09
CIK 202058

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    Form l0-Q
              [X] QUARTERLY REPORT PURSUANT TO SECTION l3 or l5(d)
                     OF THE SECURITIES EXCHANGE ACT OF l934

                 For the quarterly period ended October 1, 1999

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from___________to_________


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





                            l025 West NASA Boulevard
                            Melbourne, Florida 329l9
               ==================================================
               (Address of principal executive offices)(Zip Code)




                                 (321) 727-9l00
              ===================================================
              (Registrant's telephone number, including area code)




                              ====================


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

The number of shares outstanding of the registrant's common stock, as of November 1, 1999 was 79,068,788 shares.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1. Financial Statements.
-----------------------------


                       HARRIS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (unaudited)

The following information for the quarters ended October 1, 1999 and October 2, 1998 has not been audited by independent accountants, but in the opinion of management reflects all adjustments (consisting only of normal, recurring items) necessary for a fair presentation of the results for the indicated periods. The results of operations for the quarter ended October 1, 1999 are not necessarily indicative of the results for the full fiscal year.


                                                        Quarter Ended
                                                  ------------------------
                                                   October 1,   October 2,
                                                     1999          1998
                                                  ------------  ----------
                                                  (In millions, except per
                                                      share amounts)

Revenue
  Revenue from product sales and services           $398.8        $412.6

Costs and Expenses
  Cost of product sales and services                 299.5         302.6
  Engineering, selling and
   administrative expenses                            92.0          86.5
Special charge for litigation costs                      -          20.6
  Other income                                        (7.4)         (5.9)
                                                    ------        ------
                                                     384.1         403.8

Operating income                                      14.7           8.8

Interest income                                        1.3           5.3
Interest expense                                      (1.7)         (2.8)
                                                    ------        ------
Income from continuing operations
  before income taxes                                 14.3          11.3
Income taxes                                           5.0           4.1
                                                    ------        ------
Income from continuing operations                      9.3           7.2
Discontinued operations net of income taxes           (8.0)         21.2
                                                    ------        ------

Net Income                                          $  1.3        $ 28.4
                                                    ======        ======

Net Income (Loss) Per Common Share
 Basic:
   Continuing operations                            $  .12        $  .09
   Discontinued operations                            (.10)          .27
                                                    ------        ------
                                                    $  .02        $  .36
                                                    ======        ======

Diluted:
   Continuing operations                            $  .12        $  .09
   Discontinued operations                            (.10)          .27
                                                    ------        ------
                                                    $  .02        $  .36
                                                    ======        ======

Cash Dividends Paid Per Common Share                $  .24        $  .24
                                                    ======        ======

Average Shares Outstanding
    Basic                                             79.2          79.5
                                                    ======        ======
    Diluted                                           79.4          79.9
                                                    ======        ======


                        See Notes to Financial Statements

                                       (2)

                       HARRIS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                     October 1,     July 2,
                                                                        1999         1999
                                                                     (unaudited)   (audited)
                                                                     -----------   ---------
ASSETS                                                                    (In millions)
Current Assets
  Cash and cash equivalents                                          $  251.7      $   85.7
  Marketable securities                                                  31.8          15.5
  Receivables - net, less allowance for collection
    losses of $20,600,000 at October 1, 1999 and
    $21,900,000 at July 2, 1999                                         406.1         411.7
  Unbilled costs and accrued earnings on fixed price contracts based on percentage-of-completion accounting, less progress payments of $177,800,000 at October 1, 1999 and
    $171,100,000 at July 2, 1999                                        168.7         184.4
  Inventories:
   Work in process and finished products                                101.9         100.7
   Raw materials and supplies                                           108.2         105.0
                                                                     --------      --------
                                                                        210.1         205.7
  Deferred income taxes                                                 144.8         128.4
                                                                     --------      --------
          Total Current Assets                                        1,213.2       1,031.4

Plant and equipment, less allowances for depreciation of
  $538,300,000 at October 1, 1999 and $524,300,000 at
  July 2, 1999                                                          302.7         291.6

Non-current notes receivable                                             93.3          13.5
Intangibles resulting from acquisitions                                  82.2          72.8
Net assets of discontinued operations                                   729.2       1,293.2
Other assets                                                            260.2         256.1
                                                                     --------      --------
                                                                     $2,680.8      $2,958.6
                                                                     --------      --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt                                                    $  247.8      $  323.7
  Accounts payable                                                      120.1         154.3
  Compensation and benefits                                              71.6         103.2
  Other accrued items                                                   111.0         113.9
  Advance payments and unearned income                                   93.4          84.9
  Income taxes                                                           13.0          26.8
  Current portion of long-term debt                                         -            .5
                                                                     --------      --------
          Total Current Liabilities                                     656.9         807.3

Deferred income taxes                                                    54.3          47.3
Long-term debt                                                          415.0         514.5
Shareholders' Equity
  Capital stock:
    Preferred Stock, without par value:
      Authorized - 1,000,000 shares; issued - none                          -             -
    Common Stock, par value $1 per share:
      Authorized - 250,000,000 shares; issued 79,056,746 shares
       at October 1, 1999 and 79,650,994 at July 2, 1999                 79.1          79.7
  Other capital                                                         267.6         271.5
  Retained earnings                                                   1,217.4       1,246.7
  Unearned compensation                                                  (6.5)         (4.0)
  Accumulated other comprehensive loss                                   (3.0)         (4.4)
                                                                     --------      --------
  Total Shareholders' Equity                                          1,554.6       1,589.5
                                                                     --------      --------
                                                                     $2,680.8      $2,958.6
                                                                     ========      ========


                        See Notes to Financial Statements

                                       (3)

                       HARRIS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                            Quarter Ended
                                                      ------------------------
                                                      October 1,    October 2,
                                                         1999          1998
                                                      ----------    ----------
                                                          (In millions)

OPERATING ACTIVITIES
 Income from continuing operations                     $   9.3        $  7.2
 Adjustments to reconcile net income to net
  cash used in operating activities:
  Depreciation and amortization                           15.9          15.2
  Non-current deferred income tax                          7.0           4.9
  Income from discontinued operations-net
   of items not affecting cash                            24.1          43.2
(Increase) decrease in:
 Accounts and notes receivable                             7.0          (6.6)
 Unbilled costs and inventories                           13.3          29.4
 Increase (decrease) in:
  Accounts payable and accrued expenses                  (74.8)        (53.8)
  Advance payments and unearned income                     7.9          (2.7)
  Income taxes                                           (30.2)        (59.1)
Other                                                    (27.3)        (20.2)
                                                       -------        ------

Net cash used in operating activities                    (47.8)        (42.5)

INVESTING ACTIVITIES
  Cash paid for acquired businesses                       (5.1)            -
  Additions of plant and equipment                       (24.8)        (13.4)
  Net assets of discontinued operations                  451.9         (34.4)
                                                       -------        ------

Net cash provided by (used in) investing
 activities                                              422.0         (47.8)

FINANCING ACTIVITIES
  Increase (decrease) in short-term debt                 (76.3)         46.2
  Increase (decrease) in long-term debt                  (99.5)            -
  Proceeds from sale of Common Stock                       1.0            .8
  Purchase of Common Stock for treasury                  (14.5)            -
  Cash dividends                                         (19.1)        (19.2)
                                                       -------        ------

Net cash (used in) provided by financing
  activities                                            (208.4)         27.8
                                                       -------        -------

Effect of exchange rate changes on cash and cash
  equivalents                                               .2           1.7
                                                       -------        ------

Net increase (decrease) in cash and cash
  equivalents                                            166.0         (60.8)

Cash and cash equivalents, beginning of year              85.7         101.5
                                                       -------        ------

Cash and cash equivalents, end of quarter              $ 251.7        $ 40.7
                                                       =======        ======



                        See Notes to Financial Statements

                                       (4)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 1, 1999

Note A -- Basis of Presentation
-------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and changes in cash flows in conformity with generally accepted accounting principles. For further information refer to the financial statements and notes to financial statements included in the Corporation's Annual Report on Form 10-K for the fiscal year ended July 2, 1999.


Note B -- Discontinued Operations
---------------------------------

In fiscal 1999, Harris decided to sell its semiconductor business and spin off its Lanier Worldwide subsidiary. Accordingly, the results of operations and the net assets of these business segments have been reclassified as discontinued operations.

On August 13, 1999, Harris completed the sale of substantially all of its semiconductor business to Intersil Corporation and its affiliates. Intersil Corporation is a newly formed company owned by Sterling Holding Company, LLC, a Citicorp Venture Capital Ltd. investment portfolio company, along with certain management investors, and affiliates of Credit Suisse First Boston Corporation.

The Harris assets disposed of consisted primarily of land, buildings, equipment, inventory, receivables, technology and other assets related to the operation of the semiconductor business.

In addition to acquiring a 10 percent equity interest in Intersil for which Harris paid $9 million, Harris received cash of $520 million, a promissory note of $90 million and Intersil assumed certain liabilities. Harris has also retained certain receivables and patent rights. Harris recorded an after-tax loss of $73.5 million for the disposal of its entire semiconductor business including the portion sold to Intersil. The promissory note received from Intersil has been classified on the balance sheet as a non-current note receivable and is being accounted for as a security that is available for sale.

Also, see Note F - Subsequent Events for recent developments related to the spin-off of the Lanier Worldwide subsidiary.

Summarized financial information for the discontinued operations follows:


                                                           Quarter Ended
(in millions)                                    October 1, 1999     October 2, 1998
------------------------------------------------------------------------------------
Net sales                                            $371.2              $475.8
                                                     ======              ======
Income before taxes                                  $  6.7              $ 31.8
Income taxes                                            2.5                10.6
                                                     ------              ------
Income from discontinued operations                     4.2                21.2
Provision for disposal of discontinued
 operations after income tax benefits of
 $6.1 million                                         (12.2)                  -
                                                     ------              ------
Discontinued operations net of income taxes          $ (8.0)             $ 21.2
                                                     ======              ======





                                       (5)


                                                            Period Ended
(in millions)                                    October 1, 1999     July 2, 1999
------------------------------------------------------------------------------------

Current assets                                       $  545.2           $  930.6
Total assets                                          1,143.0            1,994.5
Current liabilities                                     429.5              660.8
Total debt                                              146.5              149.8
Total liabilities                                       449.1              743.2
Accumulated comprehensive income (loss)                 (35.4)             (41.9)
Net assets of discontinued operations                $  729.3           $1,293.2



Note C -- Comprehensive Earnings and Accumulated Other Comprehensive Income
---------------------------------------------------------------------------

Comprehensive earnings for the quarters ended October 1, 1999 and October 2, 1998 were $2.7 million and $9.2 million, respectively.

The components of accumulated other comprehensive loss, net of related tax, at October 1, 1999 and July 2, 1999 are as follows:

                                                    October 1,    July 2,
        (in millions)                                  1999        1999
        -----------------------------------------------------------------

        Net unrealized gains on securities
         available-for-sale                           $ 11.5      $  7.3
        Foreign currency translation adjustments       (14.5)      (11.7)
                                                      ------      ------
                                                      $ (3.0)     $ (4.4)
                                                      ======      ======

Note D -- Net Income Per Share
------------------------------

Average outstanding shares used in the computation of net income per share are as follows:

                                                            Quarter Ended
                                                       October 1,    October 2,
       (in millions)                                      1999          1998
    ----------------------------------------------------------------------------
      Basic:
          Weighted average shares outstanding             79.5          80.0
          Contingently issuable shares                     (.3)          (.5)
                                                          ----          ----
                                                          79.2          79.5
                                                          ====          ====
      Diluted:
          Weighted average shares outstanding             79.5          80.0
          Dilutive stock options                            .1            .2
          Contingently issuable shares                     (.2)          (.3)
                                                          ----          ----
                                                          79.4          79.9
                                                          ====          ====

Note E -- Restructuring
-----------------------

In fiscal 1999, Harris recorded a $5.1 million charge ($3.3 million after income taxes) for severance costs associated with the restructuring of its operations. Restructuring actions included a work force reduction of approximately 738 employees. At October 1, 1999, 478 employees have been terminated with the remainder to be terminated before the end of fiscal 2000.

Reserve usage for the quarter ended October 1, 1999 is summarized below:


                                           Use of Reserves
                     Reserve Balance      -----------------        Reserve Balance
(in millions)        at July 2, 1999      Cash     Non-Cash       at October 1, 1999
------------------------------------------------------------------------------------

Severance benefits        $5.1            $1.9          -               $3.2




                                       (6)

Note F - Subsequent Events
--------------------------

On October 22, 1999, Harris announced that its Board of Directors formally approved the spin-off of its Lanier Worldwide subsidiary as an independent publicly traded company. The Board declared a dividend of one share of Lanier common stock for each share of Harris common stock to Harris shareholders of record on November 1, 1999. The distribution of the dividend was completed on November 5, 1999. Harris retained approximately 10 percent of the outstanding shares of Lanier. Lanier trades on the New York Stock Exchange under the symbol "LR".

Harris also announced that its Board of Directors authorized the repurchase of up to 15 million shares of Harris common stock. These repurchases may be made in the open-market, in negotiated or block transactions or pursuant to tender offers.



                                       (7)

      Item 2. Management's Discussion and Analysis of Financial Condition and
      -----------------------------------------------------------------------
      Results of Operations.
      ----------------------

      RESULTS OF OPERATIONS

      In April 1999, Harris announced that it intended to spin off its Lanier Worldwide, Inc. subsidiary as an independent, publicly owned company. Additionally, in April 1999, Harris announced a plan to sell its semiconductor power business and, in an effort to maximize the value to the Company of the semiconductor operations, in June 1999, the board of directors approved the sale of the entire semiconductor business. The sale of the semiconductor business was completed on August 13, 1999. The spin-off of Lanier was completed on November 5, 1999. As a result of these actions, the Lanier and semiconductor businesses are presented as discontinued operations for all periods presented. Continuing operations are reported under two segments: the Government Communications segment, which is comprised of the operations of the former Electronic Systems Sector, and the Commercial Communications segment, which is comprised of the operations of the former Communications Sector. The following discussion is on a continuing operations basis.

      NET REVENUE AND OPERATING INCOME   Net revenue for the first quarter of
      fiscal 2000 of $398.8 million was 3.3 percent lower than the same period last year. Fiscal 1999 first quarter results included a $20.6 million ($13.6 million after tax) provision related to a patent litigation settlement. Excluding the prior year's special charge for litigation, operating income and income from continuing operations decreased by 50.0 percent and 55.3 percent respectively, from the same period last year.

      Segment revenue and operating income were as follows:

                                                              Quarter Ended
                                                    --------------------------------
                                                    October 1,            October 2,       Percent
                                                      1999                  1998         Inc./(Dec.)
                                                    --------              --------       -------------
                                                             (In Millions)
               REVENUE
               Government Communications            $  195.3              $  211.2           (8)
               Commercial Communications               203.5                 201.4            1
                                                    --------              --------
                        Total                       $  398.8              $  412.6           (3)
                                                    ========              ========

               OPERATING INCOME
               Government Communications            $   11.8              $   14.2          (17)
               Commercial Communications                 2.1                  (8.6)(1)      ---
               Headquarters Expense                     (6.6)                 (2.7)         144
               Other Income                              7.4                   5.9           25
                                                    --------              --------
                        Total                       $   14.7              $    8.8           67
                                                    ========              ========

             (1) Includes $20.6 million special charge for a litigation settlement.


      Revenue in the Government Communications segment was $195 million or 8 percent lower than last year's first quarter, while segment operating income decreased 17 percent to $11.8 million. Lower revenue and operating income reflect the continuing impact of lower government spending. Despite improved operating margins on more recent contract wins, margin pressure in the first quarter compared to prior year continues to reflect the completion of substantially poorer performing older contracts. Recent wins and evidence of increased opportunities provide encouragement that Harris' government business is showing signs of improvement.

      Revenue in the Commercial Communications segment of $204 million was 1 percent higher than last year's comparable quarter while operating income declined to $2.1 million from $12.0 million in the prior period after excluding the $20.6 million provision described above. Sales growth in broadcast products and tactical radio products was overshadowed by the significant decline in microwave sales. The reduction in operating income was primarily due to a significant decline in microwave sales and margins. Although less severe than in the fourth quarter of fiscal 1999, pricing pressures from industry-wide overcapacity continue to erode microwave margins.


                                       (8)

      Unfavorable product mix and unit volume decline which resulted from delayed orders, together with new product introductions, also contributed to the decline in microwave margins. Domestic demand and some strengthening in international markets for TV and radio equipment drove growth in broadcast products. New product roll-outs and strengthening international markets helped drive strong growth for tactical radio products. Growth also continued in line test systems and other network support products, while demand for switching products remained weak.

      COST OF REVENUE. Cost of revenue as a percentage of net revenue was 75.1 percent in the first quarter compared to 73.3 percent for the comparable prior year period. The increase in the cost ratio was due to reduced gross margins in the RF Communications and Microwave portions of the Commercial Communications segment. The exceptionally strong prior year first quarter gross margin in RF Communications, which related to favorable program close-outs, was the most significant contributor to the decline in gross margin from the prior year first quarter.

      OPERATING EXPENSES. Engineering, selling, and administrative expenses as a percentage of net revenue increased to 23.1 percent in the first quarter from 21.0 percent in last year's first quarter. The increase in the operating expense ratio was due to higher research and development and marketing spending as well as higher administrative expenses resulting from the repositioning effort. Although implementation costs were incurred in the first quarter of fiscal 2000, the benefits of the recent repositioning efforts to reduce costs have not been fully realized.

      OTHER INCOME. Other income was $1.5 million higher in the first quarter due to higher royalty income, which was partially offset by lower equity income from joint ventures and equity investments.

      INTEREST. Interest income was lower in the first quarter of fiscal 2000 when compared to the first quarter of fiscal 1999 because first quarter fiscal 1999 included interest earned on amounts due from the Internal Revenue Service. Interest expense decreased in the first quarter of fiscal 2000, due to lower average borrowings. Lower borrowings resulted primarily from the repayment of debt with the proceeds of the sale of the semiconductor business.

      INCOME TAXES. The provision for income taxes as a percentage of pretax income was 35.0 percent in the first quarter and 36.0 percent in the prior year's comparable period. The statutory federal income tax rate for both periods was 35.0 percent. Both periods benefited from tax rates on foreign source income and export sales, which offset the additional provision needed for state income taxes.

      Income from continuing operations as a percentage of revenue was 2.3 percent for the first quarter of fiscal 2000, and 1.7 percent for last year's first quarter for the previously stated reasons.

      LIQUIDITY AND FINANCIAL POSITION

      Working capital increased from $224.1 million at July 2, 1999, to $556.3 million at the end of the first quarter largely due to cash received from the sale of substantially all of the Company's semiconductor operation. The cash received from the sale of the semiconductor business to Intersil was $520 million. Also, approximately $546 million was received from Lanier in connection with the spin-off of Lanier which was completed on November 5, 1999. Harris plans to use this cash to reduce indebtedness and for other general corporate purposes including acquisitions and repurchases of the Company's Common Stock. Harris' Board of Directors has approved a share repurchase program which authorizes the repurchase of up to 15,000,000 shares through open market transactions, in negotiated or block transactions or pursuant to tender offers. As a result of the spin-off, the $146.5 million debt classified in net assets from discontinued operations will also be lowered as Lanier is responsible for such debt. Also, see Note F Subsequent Events for recent developments related to the spin-off of the Lanier Worldwide subsidiary and stock repurchases. Capital expenditures are up substantially from last year's first quarter due to the purchase of a new headquarters building for the Company's Broadcast Communications products in Mason, Ohio. Total capital expenditures for Harris in fiscal 2000, including expenditures for customer rental equipment, are expected to be approximately $80 million.


                                      (9)

      The Year 2000 statements set forth below are designated as "Year 2000 Readiness Disclosures" pursuant to the Year 2000 Information and Readiness Disclosure Act.

      Certain software and hardware systems are time sensitive. Older time-sensitive systems often use a two-digit dating convention (e.g., "00" rather than "2000") that could result in system failure and disruption of operations as the year 2000 approaches. The Year 2000 problem will impact Harris, its vendors and suppliers, customers, and other third parties that interface with Harris.

      With regard to the Year 2000 problem, 235 project initiatives of varying magnitudes have been identified throughout Harris and its continuing businesses. These initiatives relate to four basic aspects of Harris and its business operations: (1) internal information technology systems, including sales order processing, contract management, financial systems, and service management; (2) internal non-information technology systems, including office equipment and test equipment; (3) products and services; and (4) material third-party relationships. Each project has been assigned a leader and prioritized based on the size of the task and the perceived business risk. A steering team comprised of senior management in key functional areas including accounting, finance, legal, quality and new processes, and information management, has been established to monitor and oversee the progress of each project. Almost all of these projects have been completed, including projects with the greatest complexity and impact.

      INTERNAL INFORMATION TECHNOLOGY SYSTEMS. Harris is in the process of replacing or outsourcing many of its time-sensitive software systems and has software programs for reprogramming other time-sensitive software and equipment.

      INTERNAL NON-INFORMATION TECHNOLOGY SYSTEMS. Harris believes that a limited number of its non-information technology systems, such as office equipment and machinery, and date-sensitive software and embedded microprocessors may be affected. Harris believes that the exposure related to non-information technology is minimal and disruption of any of these systems will not materially inhibit Harris' ability to conduct business operations.

      PRODUCTS. Harris has implemented formal programs to advise and work with customers to resolve Year 2000 problems. However, Harris believes it has no material exposure to contingencies related to the Year 2000 issue for the products it has sold. Harris has Year 2000 exposure in its operating systems and business systems including engineering, manufacturing, order fulfillment, program management, financial, and administrative functions. The greatest potential risk from the Year 2000 issue could be Harris' inability to meet commitment dates on delivery of products. Harris has focused the majority of its efforts and dedicated resources to address this issue. In addition, Harris believes that a limited number of non-information technology systems, such as manufacturing machinery, equipment, and test equipment with date-sensitive software and embedded microprocessors, may be affected and final remediation is essentially complete.

      MATERIAL THIRD-PARTY RELATIONSHIPS. Harris also initiated communications with significant suppliers, customers, and other relevant third parties to identify and minimize disruptions to operations and to assist in resolving Year 2000 issues. However, there can be no certainty that the systems and products of companies on which Harris relies will not have an adverse effect on Harris' operations.

      Harris believes it is diligently addressing the Year 2000 issues and will satisfactorily resolve significant Year 2000 problems. Final remediation action is approaching closure on certain secondary projects and is scheduled for completion prior to the end of the second quarter of fiscal 2000. Although all projects are scheduled for near-term completion, general and specific contingency plans and carefully designed calendar year-end cut over procedures are being finalized to mitigate risks. The estimated cost incurred for resolving Year 2000 issues was approximately $20 million for continuing businesses. These costs were generally not incremental to existing information


                                      (10)
      technology budgets. The largest portion of this expenditure was used to replace existing software and hardware. Estimates of Year 2000 related costs are based on numerous assumptions, and there is no certainty that estimates will be achieved. Actual costs could be materially greater than anticipated due to unanticipated internal or external exposures or uncertainties.

      Harris is working to identify and analyze the most likely worst-case scenarios, any of which could have a material adverse effect on Harris' ability to provide products and services to its customers. These possible scenarios include the failure of water and power supplies, the failure of communications and financial systems, major transportation disruptions, and lack of Year 2000 readiness of third-party vendors and customers. Harris continues to develop contingency plans to address potential Year 2000 problems relating to the infrastructure and Harris' business partners. These plans are nearing completion. Despite such efforts, an infrastructure problem or combination of the above-mentioned Year 2000 problems not within Harris' control could have a material adverse impact on Harris' business and its results of operations.

      EURO CONVERSION

      On January 1, 1999, certain members of the European Economic and Monetary Union adopted a common currency, the Euro. The adoption of the Euro affected a multitude of financial and business applications within Harris. Programs to address changes needed to comply with all laws and regulations are complete and Harris did not experience an adverse impact or material expense related to the adoption of the Euro. Costs associated with these programs were expensed as incurred and are not expected to be material to results of operations, financial condition or liquidity.

      OUTLOOK

      Harris believes that revenue will be relatively flat and that income will be significantly lower than the prior year in the second quarter of fiscal 2000. Harris also believes that the second half of the fiscal year will show increases over comparable prior year periods.



                                      (11)

      FORWARD-LOOKING STATEMENTS

      This report contains, and certain of Harris' other public documents and statements contain and will contain, forward-looking statements that reflect management's current expectations, assumptions and estimates of future performance and economic conditions. Such statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Harris cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by such forward-looking statements. When used herein, the words "will", "anticipate", "believes", "estimate", "expect", "objective", and similar expressions are intended to identify forward-looking statements.

      Harris' consolidated results and the forward-looking statements could be affected by, among other things, general economic conditions in the markets in which Harris operates; economic developments that have a particularly adverse effect on one or more of the markets served by Harris; the ability to execute management's repositioning as a pure communications company; the ability to realize cost savings from Harris' internal reorganization; stability of key markets for communications products, particularly Asia and Brazil; fluctuations in foreign currency exchange rates and the effectiveness of the Company's currency hedging program; reductions in the U.S. and worldwide defense and space budgets; continuing consolidation in the U.S. defense industry; Harris' ability to receive contract awards; continued development and market acceptance of new products, especially digital television broadcast products and broadband wireless access products; continued success of the Company's patent licensing programs; the ability of Harris, its customers, and suppliers to become Year 2000 compliant; and the successful resolution of patent infringement and general litigation. The foregoing list of factors that could cause actual results and future trends to differ from those projected, stated or implied by forward-looking statements should not be construed as exhaustive. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.


                                      (12)

                           PART II. OTHER INFORMATION
                           --------------------------


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

     (a) Exhibits:


         (12)  Ratio of Earnings to Fixed Charges.
         (27) Financial Data Schedule (submitted electronically to the Securities and Exchange Commission for information only and not filed).

     (b) Reports on Form 8-K.

         (i) Harris filed with the Commission a Current Report on Form 8-K dated July 2, 1999 relating to the announced filing of a Registration Statement in connection with the spin-off of Lanier Worldwide, Inc.

         (ii) Harris filed with the Commission a Current Report on Form 8-K dated July 28, 1999 relating to its sales and earnings for fiscal 1999.

         (iii) Harris filed with the Commission a Current Report on Form 8-K dated July 30, 1999 providing quarterly information for the first three quarters of fiscal year 1999 as restated to reflect continuing operations.

         (iv) Harris filed with the Commission a Current Report on Form 8-K dated August 13, 1999 announcing the completion of the sale of substantially all of its semiconductor business and providing pro forma financial information giving effect to such sale.


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

                                     HARRIS CORPORATION
                                     -----------------------------
                                     (Registrant)

Date: November 8, 1999               By:/s/ Bryan R. Roub
                                        --------------------------

                                     Bryan R. Roub
                                     Senior Vice President & Chief
                                     Financial Officer (principal
                                     financial officer and duly
                                     authorized officer)




                                      (13)

                                  EXHIBIT INDEX
                                  -------------


               Exhibit No.
               Under Reg.
              S-K, Item 601                     Description
              -------------                     -----------



                  (12)                  Ratio of Earnings to Fixed Charges


                  (27) Financial Data Schedule (submitted electronically to the Securities and Exchange Commission for information only and not filed).