Form 10-Q
period 1999-12-31
HARRIS CORP /DE/
filed 2000-02-04
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

or

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
(Address of principal executive offices)(Zip Code)

                                      (321)-727-9100
(Registrant’s telephone number, including area code)

===================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                                                                     Yes X     No

The number of shares outstanding of the registrant’s common stock, as of February 1, 2000 was 69,144,199 shares.

HARRIS CORPORATION

FORM 10-Q

For the Quarter Ended December 31, 1999

INDEX

Part I	Financial Information:

Item 1	–	Financial Statements:

Condensed Consolidated Statement of Income for the Quarter and Two Quarters ended December 31, 1999 and January 1, 1999

Condensed Consolidated Balance Sheet at December 31, 1999 and July 2, 1999

Condensed Consolidated Statement of Cash Flows for the Two Quarters Ended December 31, 1999 and January 1, 1999

Notes to Condensed Consolidated Financial Statements

Item 2	–	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II	Other Information:

Item 4	–	Submission of Matters to a Vote of Security Holders

Item 6	–	Exhibits and Reports on Form 8-K

Signatures

Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(unaudited)

The following information for the quarter and two quarters ended December 31,
1999 and January 1, 1999 has not been audited by independent accountants, but in the opinion of management reflects all adjustments (consisting only of normal, recurring items) necessary for a fair presentation of the results for the indicated periods. The results of operations for the quarter and two fiscal quarters ended December 31, 1999 are not necessarily indicative of the results for the full fiscal year.

Quarter Ended

Two Quarters Ended

December 31,

January 1,

December 31,

January 1,

1999

1999

1999

1999

(In millions, except per share amounts)

Revenue

        Revenue from product
sales and services

$
441.0

$
417.5

$
839.8

$
830.1

Costs and Expenses

        Cost of product sales and
services

329.2

296.9

628.7

599.5

        Engineering, selling and
administrative expenses

96.5

98.7

188.5

185.2

        Special charge for litigation
costs

—

—

—

20.6

Other income

(3.8
)

(5.1
)

(11.2
)

(11.0
)

421.9

390.5

806.0

794.3

Operating income

19.1

27.0

33.8

35.8

Interest income

8.8

—

10.1

5.3

Interest expense

(6.9
)

.2

(8.6
)

(2.6
)

        Income from continuing operations
before income taxes

21.0

27.2

35.3

38.5

Income taxes

7.4

9.8

12.4

13.9

Income from continuing operations

13.6

17.4

22.9

24.6

        Discontinued operations net of
income taxes

1.0

35.4

(7.0
)

56.6

Net Income

$
14.6

$
52.8

$
15.9

$
81.2

        Net Income (Loss) Per Common Share
Basic:

Continuing operations

$
.18

$
.22

$
.30

$
.31

Discontinued operations

.01

.44

(.09
)

.71

$
.19

$
.66

$
.21

$
1.02

Diluted:

Continuing operations

$
.18

$
.22

$
.30

$
.31

Discontinued operations

.01

.44

(.09
)

.71

$
.19

$
.66

$
.21

$
1.02

        Cash Dividends Paid Per Common
Share

$
.05

$
.24

$
.29

$
.48

        Average Shares Outstanding

Basic

75.0

79.5

76.9

79.5

Diluted

75.1

79.8

77.0

79.8

See Notes to Financial Statements

(2)

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

December 31,

July 2,

1999

1999

(unaudited)

(audited)

(In millions)

ASSETS

Current Assets

Cash and cash equivalents

$
365.5

$
85.7

Marketable securities

216.0

15.5

        Receivables – net, less allowance for collection
losses of $21,700,000 at December 31, 1999 and
$21,900,000 at July 2, 1999

447.7

411.7

        Unbilled costs and accrued earnings on fixed price contracts based on percentage-of-completion accounting, less progress
payments of $174,800,000 at December 31, 1999 and
$171,100,000 at July 2, 1999

165.4

184.4

Inventories:

Work in process and finished products

91.2

100.7

Raw materials and supplies

103.1

105.0

194.3

205.7

Deferred income taxes

61.6

128.4

Total Current Assets

1,450.5

1,031.4

        Plant and equipment, less allowances for depreciation of
$547,800,000 at December 31, 1999 and $524,300,000 at
July 2, 1999

304.7

291.6

Non-current notes receivable

97.0

13.5

Intangibles resulting from acquisitions

79.0

72.8

Net assets of discontinued operations

—

1,293.2

Other assets

247.0

256.1

$2,178.2

$
2,958.6

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Short-term debt

$
68.8

$
323.7

Accounts payable

97.6

154.3

Compensation and benefits

79.0

103.2

Other accrued items

147.2

113.9

Advance payments and unearned income

85.4

84.9

Income taxes

8.7

26.8

Current portion of long-term debt

—

.5

Total Current Liabilities

486.7

807.3

Deferred income taxes

33.1

47.3

Long-term debt

415.6

514.5

        Shareholders’
Equity

Capital stock:

Preferred Stock, without par value:

Authorized - 1,000,000 shares; issued — none

—

—

Common Stock, par value $1 per share:

        Authorized - 250,000,000 shares; issued 69,135,086 shares
at December 31, 1999 and 79,650,994 at July 2, 1999

69.1

79.7

Other capital

229.6

271.5

Retained earnings

864.4

1,246.7

Unearned compensation

(5.6
)

(4.0
)

Accumulated other comprehensive income (loss)

85.3

(4.4
)

Total Shareholders’ Equity

1,242.8

1,589.5

$
2,178.2

$
2,958.6

See Notes to Financial Statements

(3)

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

Two Quarters Ended

December 31,

January 1,

1999

1999

(In millions)

OPERATING ACTIVITIES

Income from continuing operations

$
22.9

$
24.6

        Adjustments to reconcile net income to net
cash (used in) and provided by
operating activities:

Depreciation and amortization

31.7

31.6

Non-current deferred income tax

(14.2
)

2.3

        Income from discontinued operations-net
of items not affecting cash

(41.6
)

151.7

(Increase) decrease in:

Accounts and notes receivable

(38.3
)

(34.3
)

Unbilled costs and inventories

32.5

41.8

Increase (decrease) in:

Accounts payable and accrued expenses

(54.0
)

(44.7
)

Advance payments and unearned income

—

(6.1
)

Income taxes

(4.9
)

(45.4
)

Other

(33.9
)

(30.1
)

        Net cash (used in) and provided by
operating activities

(99.8
)

91.4

INVESTING ACTIVITIES

Cash paid for acquired businesses

(5.8
)

(15.3
)

Additions of plant and equipment

(39.1
)

(27.2
)

Net assets of discontinued operations

1,028.1

(146.1
)

        Net cash provided by (used in) investing
activities

983.2

(188.6
)

FINANCING ACTIVITIES

Increase (decrease) in short-term debt

(255.3
)

110.3

Increase (decrease) in long-term debt

(98.9
)

.3

Proceeds from sale of Common Stock

1.3

1.6

Purchase of Common Stock for treasury

(227.5
)

(5.5
)

Cash dividends

(22.9
)

(38.3
)

        Net cash (used in) provided by financing
activities

(603.3
)

68.4

        Effect of exchange rate changes on cash and cash
equivalents

(.3
)

1.4

        Net increase (decrease) in cash and cash
equivalents

279.8

(27.4
)

Cash and cash equivalents, beginning of year

85.7

101.5

Cash and cash equivalents, end of quarter

$
365.5

$
74.1

See Notes to Financial Statements

(4)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999

Note A — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and changes in cash flows in conformity with generally accepted accounting principles. For further information refer to the financial statements and notes to financial statements included in Harris’
Annual Report on Form 10-K for the fiscal year ended July 2, 1999.

Note B -– Discontinued Operations

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

In addition to acquiring a 10 percent equity interest in Intersil for which
Harris paid $9 million, Harris received cash of $520 million, a promissory note of $90 million and Intersil assumed certain liabilities. Harris has also retained certain receivables and patent rights. Harris recorded an after-tax loss of $76.1 million for the disposal of its entire semiconductor business including the portion sold to Intersil. The promissory note received from Intersil has been classified on the balance sheet as a non-current note receivable and is being accounted for as a security that is available for sale.

On October 22, 1999, Harris announced that its Board of Directors formally approved the spin-off of its Lanier Worldwide subsidiary as an independent publicly traded company. The Board declared a dividend of one share of
Lanier common stock for each share of Harris common stock to Harris shareholders of record on November 1, 1999. The distribution of the dividend was completed on November 5, 1999. Harris retained approximately 10 percent of the outstanding shares of Lanier. Lanier trades on the New York Stock
Exchange under the symbol “LR”. Harris intends to sell all of its retained
Lanier shares by November 5, 2001. Summarized financial information for the discontinued operations follows:

Quarter Ended

Two Quarters Ended

December 31,

January 1,

December 31,

January 1,

(in millions)

1999

1999

1999

1999

Net sales

$
141.8

$
501.9

$
512.1

$
977.7

======

======

=====

======

Income before taxes

$
1.5

$
52.6

$
8.2

$
84.4

Income taxes

.5

17.2

3.0

27.8

        Income from discontinued
operations

1.0

35.4

5.2

56.6

        Provision for disposal of
discontinued operations
after income tax benefits of
$6.1 million

—

—

(12.2
)

—

        Discontinued operations net
of income taxes

$
1.0

$
35.4

$
(7.0
)

$
56.6

(5)

Note C –- Comprehensive Earnings and Accumulated Other Comprehensive Income

Comprehensive earnings for the quarters ended December 31, 1999 and January
1, 1999 were $102.9 million and $55.0 million, respectively. Comprehensive income for the two quarters ended December 31, 1999 and January 1, 1999 were
$105.6 million and $64.3 million, respectively.

The components of accumulated other comprehensive loss, net of related tax, at December 31, 1999 and July 2, 1999 are as follows:

December 31,

July 2,

(in millions)

1999

1999

        Net unrealized gains on securities
available-for-sale

$
100.1

$
7.3

Foreign currency translation adjustments

(14.8
)

(11.7
)

$
85.3

$
(4.4
)

Note D — Net Income Per Share

Average outstanding shares used in the computation of net income per share are as follows:

Quarter Ended

Two Quarters Ended

December 31,

January 1,

December 31,

January 1,

(in millions)

1999

1999

1999

1999

Basic:

Weighted average shares outstanding

75.3

80.0

77.2

80.0

Contingently issuable shares

(.3
)

(.5
)

(.3
)

(.5
)

75.0

79.5

76.9

79.5

Diluted:

Weighted average shares outstanding

75.3

80.0

77.2

80.0

Dilutive stock options

—

.2

—

.1

Contingently issuable shares

(.2
)

(.3
)

(.2
)

(.3
)

75.1

79.9

77.0

79.8

Note E — Restructuring

In fiscal 1999, Harris recorded a $5.1 million charge ($3.3 million after income taxes) for severance costs associated with the restructuring of its operations. Restructuring actions included a work force reduction of approximately 714 employees. At December 31, 1999, 603 employees have been terminated with the remainder to be terminated before the end of fiscal 2000.

Reserve usage for the quarter ended December 31, 1999 is summarized below:

Reserve Balance

Use of Reserves

Reserve Balance

(in millions)

        at
July 2, 1999

Cash

Non-Cash

at December 31, 1999

Severance benefits

$
5.1

$
3.4

—

$
1.7

Note F – Non Cash Investing and Financing Activities

Two Quarters Ended

December 31, 1999

January 1, 1999

        Increase (decrease) in the fair value
of marketable securities due to initial
public offerings and market fluctuations

$
152.4

$
(9.1
)

        (Decrease) in equity resulting from stock
dividend to Harris shareholders from
Lanier spin-off

$
(197.4
)

$
—

(6)

Note G – Subsequent Events

In January, Harris announced that its telecom switch manufacturing and the headquarters of its Communications Products Division will be moved to
Melbourne, Florida from Marin County, California to decrease costs and improve labor retention. A wide range of actions related to the telecom switching business are under active consideration. The financial impact of these potential actions is not yet known; however the Company believes that there will be a one-time negative impact to earnings over the remainder of fiscal 2000.

In January, Harris purchased Louth Automation, a leading supplier of advanced automation systems for radio and television broadcasters. Harris paid cash in the net amount of approximately $90 million. The final
determination of the purchase price is subject to adjustment and its allocation is in process, however, the amount of goodwill related to the acquisition is expected to be in the range of $80 million to $90 million.

(7)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results

of Operations.

RESULTS OF OPERATIONS

On November 5, 1999, Harris completed the spin-off of its Lanier Worldwide,
Inc. subsidiary as an independent, publicly owned company. Additionally, on
August 13, 1999, Harris completed the sale of its Semiconductor business. As a result of these actions, the Lanier and semiconductor businesses are presented as discontinued operations for all periods presented. Continuing operations are reported under two segments: the Government Communications segment, which is comprised of the operations of the former Electronic
Systems Sector, and the Commercial Communications segment, which is comprised of the operations of the former Communications Sector. The following discussion is on a continuing operations basis.

Net Revenue and Operating Income by Segment

Net revenue for the quarter ended December 31, 1999 was $441 million, an increase of 6 percent compared to the prior year, and an 11 percent increase over the quarter ended October 31, 1999. Operating income in the second quarter was $19.1 million, versus $27.0 million during the prior year.

Segment revenue and operating income were as follows:

Quarter Ended

%

Two Quarters Ended

%

December 31,

January 1,

Inc./

December 31,

January 1,

Inc./

(Dollars In Millions)

1999

1999

(Dec.)

1999

1999

(Dec.)

Revenue

Government Communications

$
194.3

$
189.3

3

$
389.6

$
400.5

(3
)

Commercial Communications

246.7

228.2

8

450.2

429.6

5

Total

$
441.0

$
417.5

6

$
839.8

$
830.1

1

Operating Income

Government Communications

$
15.0

$
19.8

(24
)

$
26.8

$
34.0

(21
)

% of revenue

7.7
%

10.5
%

6.9
%

8.5
%

Commercial Communications

11.3

14.1

(20
)

13.4

5.5
(1)

144

% of revenue

4.6
%

6.2
%

3.0
%

1.3
%

Headquarters expense

(11.0
)

(12.0
)

(8
)

(17.6
)

(14.7
)

20

Other income

3.8

5.1

(25
)

11.2

11.0

2

Total

$
19.1

$
27.0

(29
)

$
33.8

$
35.8

(6
)

(1)

Includes $20.6 million special charge for a litigation settlement.

Government Communications Segment: Government Communications segment revenue in the quarter ended December 31, 1999 increased three percent over last year’s second quarter, while operating income decreased 24 percent. Despite improved operating margins on more recent contract wins, margin pressure in the second quarter compared to the prior year continues to reflect the completion of poorer performing older contracts. Recent contract
awards and evidence of increased contract opportunities provide encouragement that Harris’ government business is improving.

Commercial Communications Segment: Commercial Communications segment revenue in the quarter ended December 31, 1999 increased eight percent over last year’s second quarter reflecting growth in the Company’s tactical radio products, microwave, broadcast and network support products. Lower operating margins, mainly in the company’s telecom switching business, reduced operating income to
$11.3 million, compared to $14.1 million last year. Harris made good progress in reducing G&A costs. Those reductions, however, were partially offset by planned increases in marketing and research and development. As expected, operating income was substantially above the $2.1 million recorded in the first quarter of this fiscal year.

(8)

Orders increased for microwave equipment during the quarter as markets rebounded in China, Brazil, and Latin America. Orders also increased substantially for telecom line test systems used by competitive local exchange carriers (CLEC’s) to deploy digital subscriber lines (DSL’s) for applications such as high-speed internet service. Harris’ tactical radio products business had continued strong performance in the second quarter due primarily to expanding sales of a broadened multiband radio product line to military customers and law enforcement agencies.

Harris’ broadcast communications business reported a strong increase in sales.
Following the end of the quarter, Harris purchased Louth Automation, a leading supplier of advanced automation systems for radio and TV broadcasters. The acquisition strengthens Harris’ position in global traditional broadcast markets and will enable Harris to enter cable and satellite markets.

Harris also made several key moves to improve its cost structure in the
Commercial Communications segment. Printed circuit board manufacturing for this segment will be outsourced to Sanmina Corporation. Additionally, in an effort to reduce operating costs, Harris is relocating the Communications Products
Division headquarters and switching business to Melbourne, Florida. The relocation is expected to be completed by July 1, 2000. A wide-range of related actions are under consideration. The financial impact of these potential actions is not yet known. However, Harris believes that there will be a one-time negative impact to earnings over the remainder of the fiscal year. Harris has a large customer base in the telecom switching business that will need support and is evaluating alternatives to provide that support.

First Two Quarters Ended December 31, 1999: Revenue for the first two quarters ended December 31, 1999 was relatively flat when compared to the first two quarters of last year while operating income, before the $20.6 million special charge for a litigation settlement in the first quarter of fiscal 1999, decreased 40 percent during the same period. The decline in operating income was consistent with management’s expectations for a weak first half due to lower margins on older government contracts that are now being completed, poor performance in the Harris’ telecom switching business and a significant decline in microwave sales and margins in the first quarter of fiscal 2000.

Comparative Statement of Income

Harris’ comparative statement of income is as follows:

Quarter Ended

%

Two Quarters Ended

%

December 31,

January 1,

Inc./

December 31,

January 1,

Inc./

(Dollars In Millions)

1999

1999

(Dec.)

1999

1999

(Dec.)

Revenue

$
441.0

$
417.5

6

$
839.8

$
830.1

1

Cost of revenue

329.2

296.9

11

628.7

599.5

5

Gross margin

111.8

120.6

(7
)

211.1

230.6

(8
)

% of revenue

25.4
%

28.9
%

25.1
%

27.8
%

Operating expenses

96.5

98.7

(2
)

188.5

185.2

2

% of revenue

21.9
%

23.6
%

22.4
%

22.3
%

Special charge for litigation

—

—

—

20.6

Other Income

3.8

5.1

(25
)

11.2

11.0

2

Operating income

19.1

27.0

(29
)

33.8

35.8

(6
)

% of revenue

4.3
%

6.5
%

4.0
%

4.3
%

Interest income

8.8

—

10.1

5.3

91

Interest expense

(6.9
)

.2

(8.6
)

(2.6
)

231

        Income from continuing
operations before taxes

21.0

27.2

(23
)

35.3

38.5

(8
)

Income taxes

7.4

9.8

(24
)

12.4

13.9

(11
)

        Income from continuing
operations

$
13.6

$
17.4

(22
)

$
22.9

$
24.6

(7
)

% of revenue

3.1
%

4.2
%

2.7
%

3.0
%

(9)

Gross Margin: The gross margin as a percent of revenue was 25.4% in the quarter ended December 31, 1999 and 25.1% for the two quarters ended December 31, 1999, which compares to 28.9% and 27.8% for the prior year’s respective periods. The decline in gross margins in the second quarter was primarily due to reduced gross margins in the telecom switching business, which were partially offset by better margins in the microwave business. The decline in gross margins in the first two quarters of fiscal 2000 was also due to reduced margins in the
Commercial Communications segment’s tactical radio products due to exceptionally strong margins in the prior year as a result of program close outs.

Operating Expenses: Operating expenses as a percent of revenue improved to
21.9% in the second quarter of fiscal 2000 compared to 23.6% in the prior year.
Lower operating margins, mainly in the company’s telecom switching business, reduced operating income to $19.1 million, compared to $27.0 million last year.
Harris made good progress in reducing G&A costs. Those reductions, however, were partially offset by planned increases in marketing and research and development. As expected, operating income was substantially above the $14.7
million recorded in the first quarter of this fiscal year. Operating expenses as a percent of revenue for the two quarters ended December 31, 1999 was relatively unchanged from the prior year.

Other Income: Other income for the quarter ended December 31, 1999 was $1.3 million lower than the prior year’s second quarter due to lower royalty income, which was partially offset by higher gains from investments. The prior year also benefited from gains on the sale of property. Other income for the two quarters ended December 31, 1999 was relatively unchanged from the prior year.

Interest Income and Interest Expense: Interest income was higher in the quarter and two quarters ended December 31, 1999 due to higher cash balances that resulted from the sale of the semiconductor business and the spin-off of the Lanier subsidiary. Interest expense increased in both the quarter ended and two quarters ended December 31, 1999 when compared to the prior year due to a higher allocation of interest expense to the results of discontinued
operations in the prior year. Total interest expense from both continuing operations and discontinued operations is lower for both the quarter ended and two quarters ended December 31, 1999 when compared to the prior year. This decrease is due to the repayment of short-term debt from the cash received from the sale of the semiconductor business and the spin-off of the Lanier subsidiary as well as lower interest rates.

Income Taxes: The provision for income taxes as a percentage of pretax income was 35.0 percent in both the quarter and two quarters ended December 31, 1999 and 36.0 percent in the prior year’s comparable period. All periods presented benefited from tax rates on foreign source income and export sales, which offset the additional provision needed for state income taxes.

Return on Revenue: Income from continuing operations as a percentage of revenue was 3.1 percent for the quarter ended December 31, 1999 and 2.7 percent for the two quarters ended December 31, 1999 versus 4.2 percent and 3.0 percent for the prior year’s comparable periods. The variances were due to the previously stated reasons.

(10)

LIQUIDITY AND FINANCIAL POSITION

Harris’ comparative financial position is as follows:

%

December 31,
January 1,
Inc./

(Dollars In Millions)

1999

1999

(Dec.)

Cash and marketable securities

$
581.5

$
101.2

475

Other current assets

869.0

930.2

(7
)

Current liabilities

486.7

807.3

(40
)

Working capital

$
963.8

$
224.1

330

Net assets of discontinued operations

$
—

$
1,293.2

(100
)

Total debt

$
484.4

$
838.7

(42
)

Total shareholders’ equity

$
1,242.8

$
1,589.5

(22
)

Additions of plant and equipment

39.1

27.2

44

Total debt to total capitalization

28.0
%

34.5
%

Book value per share

$
17.98

$
19.96

(10
)

Working Capital/Total Debt: Working capital increased from $224.1 million as of
July 2, 1999 to $963.8 million as of December 31, 1999. Also, total debt decreased from $838.7 million to $484.4 million for the same periods. These changes were largely due to cash received from the sale of Harris’
semiconductor operation and the spin-off of the Lanier subsidiary.

Significant Cash Receipts: The cash received from the sale of the semiconductor business was $548 million, and approximately $546 million was received from Lanier in connection with the spin-off. Harris has used a portion of this cash to reduce indebtedness, repurchase Harris’ Common Stock and for other general corporate purposes such as the acquisition of Louth
Automation.

In addition, Harris expects to receive full payment of its $90 million note receivable from Intersil when Intersil completes its recently announced initial public offering. Harris also has approximately 10% equity ownership in
Intersil.

The Company plans to use its remaining cash balances for similar general corporate purposes in the future such as acquisitions, repurchases of its
Common Stock and the relocation of its telecom switching operations.

Purchase of Common Stock for Treasury: For the two quarters ended December 31,
1999 the Company had used $227.5 million to repurchase 9.9 million shares of its Common Stock. Harris’ Board of Directors has approved a share repurchase program which authorizes the repurchase of up to 15 million shares through open market transactions, in negotiated block transactions or pursuant to tender offers.

Marketable Securities: Marketable securities increased from $15.5 million as of
July 2, 1999 to $216.0 million as of December 31, 1999. The increase was primarily due to the Company’s investment in AirNet Communications Corporation, which conducted an initial public offering during the quarter, and Harris’
retention of approximately ten percent of the shares of Lanier.

Additions of Plant and Equipment: Additions of plant and equipment for the two quarters ended December 31, 1999 were $39.1 million versus $27.2 million for the comparable period in the prior year. The increase is due to the purchase of a new headquarters building for the Company’s broadcast communications operation in Mason, Ohio. Total additions for Harris in fiscal 2000, including expenditures for customer rental equipment, are expected to be approximately
$80 million.

(11)

YEAR 2000 ISSUE

The Year 2000 statements set forth below are designated as “Year 2000
Readiness Disclosures” pursuant to the Year 2000 Information and Readiness
Disclosure Act.

Certain software and hardware systems are time sensitive. Older time-sensitive systems often use a two-digit dating convention (e.g., “00” rather than “2000”)
that could result in system failure and disruption of operations as the year
2000 approaches.

Harris diligently addressed the potential Year 2000 problem by undertaking 235 remediation project initiatives relating to four basic aspects of Harris and its business operations: (1) internal information technology systems, including sales order processing, contract management, financial systems, and service management; (2) internal non-information technology systems, including office equipment and test equipment; (3) products and services; and (4) material third-party relationships. The Company completed all these initiatives at the estimated cost of $20 million dollars. This cost was generally not incremental to existing information technology budgets.

As of the date hereof, Harris has not experienced any significant business disruptions or system failures as a result of Year 2000 issues. There has been no substantial Year 2000 related issues reported from our major suppliers or customers.

Although the Year 2000 event has occurred, and while there can be no assurance that there will be no problems related to the Year 2000 for a period of time after January 1, 2000, Harris believes it will not be adversely impacted by
Year 2000 issues.

OUTLOOK

Harris’ outlook is promising. We are continuing to reduce manufacturing and administrative costs and invest to expand our core communications business. We believe we are in a good position to take advantage of the upturn in both commercial and government businesses and expect sales and earnings, excluding the potential impact of charges associated with the telecom switching business, to continue to improve in the second half of the year.

(12)

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that reflect management’s current expectations, assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section
21E of the Securities Exchange Act of 1934. Harris cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those matters expressed in or implied by such forward-looking statements. Harris’
consolidated results and the forward-looking statements could be affected by many factors, including general economic conditions in the markets in which
Harris operates; economic developments that have a particularly adverse effect on one or more of the markets served by Harris; the ability to execute management’s repositioning as a pure communications company; the ability to realize cost savings from Harris’ internal reorganization;
continuing challenges in its telecom switching business; stability of key markets for communications products, particularly Asia and Brazil;
fluctuation in foreign currency exchange rates and the effectiveness of
Harris’ currency hedging program; reductions in the U.S. and worldwide defense and space budgets; effect of continuing consolidation in the U.S.
defense industry on Harris’ direct and indirect business with the U.S.
government; Harris’ ability to receive contract awards; continued
development and market acceptance of new products, especially digital television broadcast products and broadband wireless access products;
continued success of Harris’ patent licensing programs; and the successful resolution of patent infringement and other general litigation. Other factors that may impact Harris’ results and forward-looking statements may be disclosed in Harris’ filings with the SEC. Harris disclaims and intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

(13)

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders of Harris held on October 22,
1999, the following proposals were adopted by the margins indicated.

      1. To elect two nominees to the Board of Directors:

Nominee

Number of Shares

For

Withheld

John T. Hartley

70,716,045

789,861

Karen Katen

70,722,705

783,201

      2. To ratify the selection of Ernst & Young LLP as the independent public auditors of Harris for fiscal 2000.

For
71,020,159

Against
248,250

Abstain
237,495

Item 6. Exhibits and Reports on Form 8-K.

(a)

Exhibits:

(12)
Ratio of Earnings to Fixed Charges.

(27)
Financial Data Schedule (submitted electronically to the
Securities and Exchange Commission for information only
and not filed).

(b)

Reports on Form 8-K.

(i)
On October 22, 1999, Harris filed with the Commission a Current
Report on Form 8-K relating to the formal approval of the
spin-off of Lanier Worldwide, Inc., the approval of a new 15 million share repurchase authorization and a lowered dividend rate.

(ii)
On November 8, 1999, Harris filed with the Commission a Current
Report Form 8-K relating to the completion of the spin-off of
Lanier Worldwide, Inc. and the move of Harris from the S&P 500
Index to the S&P Midcap 400 Index.

(iii)
On November 19, 1999, Harris filed with the Commission a Current
Report on Form 8-K disclosing information about the spin-off of
Lanier Worldwide, Inc. and providing pro forma financial
information giving effect to the spin-off.

(iv)
On December 6, 1999, Harris filed with the Commission a Current
Report on Form 8-K relating to the amendment and restatement of Harris’ By-laws.

      Items 1, 2, 3, and 5 of Part II are not applicable and have been omitted.

(14)

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant
has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS CORPORATION

(Registrant)

Date: February 4, 2000

By: /s/Bryan R. Roub

Bryan R. Roub
Senior Vice President & Chief
Financial Officer (principal
financial officer and duly
authorized officer)

(15)

EXHIBIT INDEX

Exhibit No.

Under Reg.

S-K, Item 601

Description

(12)

Ratio of Earnings to Fixed Charges

(27)

Financial Data Schedule (submitted
electronically to the Securities
and Exchange Commission for
information Only and not filed).