Form 10-Q
period 2000-03-31
HARRIS CORP /DE/
filed 2000-05-09
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form l0-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION l3 or l5(d)
OF THE SECURITIES EXCHANGE ACT OF l934

For the quarterly period ended March 31, 2000

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number l-3863

HARRIS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	34-0276860

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

l025 West NASA Boulevard
                Melbourne, Florida               329l9

(Address of principal executive offices)(Zip Code)

                              (321)727-9l00

(Registrant’s telephone number, including area code)

        ----------------------------------------------

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5 (d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No

The number of shares outstanding of the registrant’s common stock, as of May 1, 2000 was 69,167,814 shares.

HARRIS CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2000

INDEX

Part I		Financial Information:

	Item 1 -	Financial Statements:

		Condensed Consolidated Statement of Income for the Quarter and

		Three Quarters ended March 31, 2000 and April 2, 1999	2

		Condensed Consolidated Balance Sheet at March 31, 2000 and

		July 2, 1999	3

		Condensed Consolidated Statement of Cash Flows for the Three

		Quarters Ended March 31, 2000 and April 2, 1999	4

		Notes to Condensed Consolidated Financial Statements	5

	Item 2 -	Management’s Discussion and Analysis of Financial Condition

		and Results of Operations	9

	Item 3 -	Quantitative and Qualitative Disclosure About Market Risk	16

Part II		Other Information:

	Item 6 -	Exhibits and Reports on Form 8-K	17

Signatures

Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)

The following information for the quarter and three quarters ended March 31, 2000 and April 2, 1999 has not been audited by independent accountants, but in the opinion of management reflects all adjustments (consisting only of normal, recurring items) necessary for a fair presentation of the results for the indicated periods. The results of operations for the quarter and three fiscal quarters ended March 31, 2000 are not necessarily indicative of the results for the full fiscal year.

	Quarter Ended		Three Quarters Ended

	March 31,	April 2,	March 31,	April 2,
	2000	1999	2000	1999

	(In millions, except per share amounts)
Revenue

Revenue from product sales and services	$455.2	$445.4	$1,295.0	$1,275.5

Costs and Expenses

Cost of product sales and services	342.6	327.3	971.3	926.8

Engineering, selling and administrative expenses	108.3	86.3	294.6	269.4

Amortization of goodwill and purchased intangible assets	3.8	1.1	6.0	3.2

Restructuring expenses	40.0	—	40.0	—

Purchased in-process research & development	10.7	—	10.7	—

Special charge for litigation costs	—	—	—	20.6

Other income	(28.6)	(4.3)	(39.8)	(15.3)

	476.8	410.4	1,282.8	1,204.7

Operating income (loss)	(21.6)	35.0	12.2	70.8

Interest income	7.5	4.9	17.6	10.2

Interest expense	(8.0)	(5.2)	(16.6)	(7.8)

Income (loss) from continuing operations before income taxes	(22.1)	34.7	13.2	73.2

Income taxes	(7.8)	12.5	4.6	26.4

Income (loss) from continuing operations	(14.3)	22.2	8.6	46.8

Discontinued operations net of income taxes	—	19.2	(7.0)	75.8

Net income (loss)	$(14.3)	$41.4	$1.6	$122.6

Net income (loss) per common share

Basic:

Continuing operations	$(.21)	$.28	$.11	$.59

Discontinued operations	.00	.24	(.09)	.95

	$(.21)	$.52	$.02	$1.54

Diluted:

Continuing operations	$(.21)	$.28	$.11	$.59

Discontinued operations	.00	.24	(.09)	.95

	$(.21)	$.52	$.02	$1.54

Cash dividends paid per common share	$.05	$.24	$.34	$.72

Average basic shares outstanding	68.9	79.4	74.5	79.5

Average diluted shares outstanding	68.9	79.7	74.8	79.8

See Notes to Financial Statements

(2)

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	July 2,
	2000	1999
	(unaudited)	(audited)

	(In millions)
ASSETS

Current Assets Cash and cash equivalents	$411.9	$85.7

Marketable securities	482.0	15.5

Receivables – net, less allowance for collection losses of $31,900,000 at March 31, 2000 and $21,900,000 at July 2, 1999	456.6	411.7

Unbilled costs and accrued earnings on fixed price contracts based on percentage-of-completion accounting, less progress payments of $174,600,000 at March 31, 2000 and $171,100,000 at July 2, 1999	139.5	184.4

Inventories:

Work in process and finished products	81.8	100.7

Raw materials and supplies	116.0	105.0

	197.8	205.7

Deferred income taxes	—	128.4

Total Current Assets	1,687.8	1,031.4

Plant and equipment, less allowances for depreciation of $545,600,000 at March 31, 2000 and $524,300,000 at July 2, 1999	298.2	291.6

Non-current notes receivable	17.9	13.5

Intangibles resulting from acquisitions	148.3	72.8

Net assets of discontinued operations	—	1,293.2

Other assets	231.1	256.1

	$2,383.3	$2,958.6

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities Short-term debt	$70.9	$323.7

Accounts payable	119.5	154.3

Compensation and benefits	89.0	103.2

Other accrued items	127.1	113.9

Advance payments and unearned income	94.0	84.9

Income taxes	20.1	26.8

Current deferred income taxes	15.8	—

Current portion of long-term debt	—	.5

Total Current Liabilities	536.4	807.3
Deferred income taxes	28.1	47.3

Long-term debt	415.6	514.5

Shareholders’ Equity Capital stock:

Preferred Stock, without par value:

Authorized - 1,000,000 shares; issued — none	—	—

Common Stock, par value $1 per share:

Authorized - 250,000,000 shares; issued 69,164,217 shares at March 31, 2000 and 79,650,994 at July 2, 1999	69.2	79.7

Other capital	230.4	271.5

Retained earnings	857.8	1,246.7

Unearned compensation	(4.1)	(4.0)

Accumulated other comprehensive income (loss)	249.9	(4.4)

Total Shareholders’ Equity	1,403.2	1,589.5

	$2,383.3	$2,958.6

See Notes to Financial Statements

(3)

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three Quarters Ended

	March 31,	April 2,
	2000	1999

	(In millions)
OPERATING ACTIVITIES

Income from continuing operations	$8.6	$46.8

Adjustments to reconcile net income to net cash (used in) and provided by operating activities:

Depreciation and amortization	50.5	47.8

Non-current deferred income tax	(19.2)	7.9

Purchased in-process research & development	10.7	—

Income from discontinued operations-net of items not affecting cash	(41.6)	213.6

(Increase) decrease in:

Accounts and notes receivable	40.9	(48.9)

Unbilled costs and inventories	55.5	49.2

Increase (decrease) in:

Accounts payable and accrued expenses	(46.0)	(37.8)

Advance payments and unearned income	1.0	(12.7)

Income taxes	(12.9)	(66.5)

Other	6.0	(59.1)

Net cash provided by operating activities	53.5	140.3

INVESTING ACTIVITIES

Cash paid for acquired businesses	(92.8)	(35.6)

Additions of plant and equipment	(70.5)	(42.4)

Net assets of discontinued operations	1,040.8	(78.5)

Net cash provided by (used in) investing activities	877.5	(156.5)

FINANCING ACTIVITIES

Increase (decrease) in short-term debt	(253.2)	30.7

Increase (decrease) in long-term debt	(98.9)	.4

Proceeds from sale of Common Stock	2.5	2.7

Purchase of Common Stock for treasury	(227.3)	(8.9)

Cash dividends	(26.4)	(57.4)

Net cash used in financing activities	(603.3)	(32.5)

Effect of exchange rate changes on cash and cash equivalents	(1.5)	.5

Net increase (decrease) in cash and cash equivalents	326.2	(48.2)

Cash and cash equivalents, beginning of year	85.7	101.5

Cash and cash equivalents, end of quarter	$411.9	$53.3

See Notes to Financial Statements

(4)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2000

Note A — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and changes in cash flows in conformity with generally accepted accounting principles. In the opinion of management such financials reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for such period. For further information refer to the financial statements and notes to financial statements included in Harris’ Annual Report on Form 10-K for the fiscal year ended July 2, 1999.

Note B — Recent Accounting Pronouncements

In February 1998, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” which is effective for fiscal years beginning after December 15, 1998. This SOP requires capitalization of certain costs incurred in the development of internal-use software, including external direct material and service costs, employee payroll and payroll-related costs, and interest. Harris has adopted SOP 98-1 for fiscal 2000. The adoption did not have a material effect on Harris’ financial statements.

In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those investments at fair value. Implementation of this standard has been delayed by the FASB for a twelve month period. Harris will be required to adopt SFAS 133 in the first quarter of fiscal 2001. Management does not believe this will have a material effect on Harris’ operations or financial position.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements”. SAB 101 summarizes the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. Harris is required to adopt SAB 101 in the first quarter of fiscal 2001. Management does not expect the adoption of SAB 101 to have a material effect on Harris’ operations or financial position.

Note C — Restructuring

In the third quarter of fiscal 2000, Harris recorded a $40 million charge ($26.0 million after income tax) for the restructuring of its operations. Restructuring actions included a reduction of approximately 161 employees and provisions for the write-down of intangible assets, equipment and other assets associated with the exit from Harris’ telephone switching and alarm management product lines.

In the third quarter of fiscal 2000, 161 switching business employees were notified that their employment would be terminated and the specifics of their severance benefits. These employees worked in the marketing, sales, manufacturing and administrative areas and were primarily located in Marin County, California. As of March 31, 2000, 36 employees had been terminated with the balance to be terminated by September 30, 2000.

(5)

It is Harris’ intention to sell the core switch business and other portions of this product line including the alarm management, call center and international activities. Gains or losses from the sale of these operations will be included in restructuring expenses in the period the sale occurs. Estimated discounted cash flows were used in determining the fair value of assets and liabilities in recording the restructuring charge.

Cash outlays for restructuring actions will be primarily for severance benefits. Harris expects to pay these benefits ratably over the next two quarters from currently available cash sources. Sales from this product line were $18 million in the quarter ended March 31, 2000 and $62 million for the three quarters ended March 31, 2000. This compares to $28 million and $91 million for the comparable prior year periods. Operating losses from these product lines were $5.6 million in the quarter ended March 31, 2000 and $17.2 million for the three quarters ended March 31, 2000. This compares to $1.3 million and $2.3 million operating losses for the comparable prior year periods.

The components and use of restructuring reserves related to the exit from Harris’ telephone switching and alarm management product lines are summarized below:

		Use of Reserve		Reserve Balance
(In millions)	Reserve	Cash	Non-Cash	at March 31, 2000

Severance benefits	$ 4.7	$0.1	$ —	$ 4.6

Capitalized software write-offs	14.1	—	14.1	—

Intangible asset write-offs	4.4	—	4.4	—

Equipment write-downs	6.2	—	6.2	—

Other exit costs	10.6	—	—	10.6

	$40.0	$0.1	$24.7	$15.2

In fiscal 1999, Harris recorded a $5.1 million charge ($3.3 million after income taxes) for severance costs associated with the restructuring of its operations. Restructuring actions included a work force reduction of approximately 626 employees. At March 31, 2000, 606 employees have been terminated with the remainder to be terminated before the end of fiscal 2000.

Reserve usage related to the 1999 restructuring costs for the three quarters ended March 31, 2000 is summarized below:

	Reserve Balance	Use of Reserves		Reserve Balance
(In millions)	at July 2, 1999	Cash	Non-Cash	at March 31, 2000

Severance benefits	$5.1	$4.3	—	$0.8

Note D — Business Combinations

In January 1999, Harris purchased Louth Automation, a leading supplier of advanced automation systems for radio and television broadcasters. Pro forma results of operations have not been presented because the effect of this acquisition was not material. Harris paid cash in the net amount of approximately $90 million. The final determination of the purchase price is subject to adjustment. The amount allocated to purchased in-process research and development was $10.7 million. The purchased in-process research and development expenses were determined through established valuation techniques in the technology communications industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the products from the acquired company to technological feasibility are not expected to have a material impact on the Company’s future results of operations or cash flows. Amounts allocated to goodwill and purchased intangible assets are amortized on a straight-line basis over periods not exceeding ten years.

(6)

Note E — Discontinued Operations

In fiscal 1999, Harris decided to sell its semiconductor business and spin off its Lanier Worldwide subsidiary. Accordingly, the results of operations and the net assets of these business segments have been reclassified as discontinued operations.

On August 13, 1999, Harris completed the sale of substantially all of its semiconductor business to Intersil Corporation and its affiliates. Intersil Corporation was a newly formed company owned by Sterling Holding Company, LLC, a Citicorp Venture Capital Ltd. investment portfolio company, along with certain management investors, and affiliates of Credit Suisse First Boston Corporation. This company had an initial public offering during the third quarter of fiscal 2000. Intersil trades on the NASDAQ under the symbol “ISIL”.

The Harris assets disposed of consisted primarily of land, buildings, equipment, inventory, receivables, technology and other assets related to the operation of the semiconductor business.

In addition to acquiring a 10 percent equity interest in Intersil for which Harris paid $9 million, Harris received cash of $520 million, a promissory note of $90 million and Intersil assumed certain liabilities. Harris also retained certain receivables and patent rights. Harris recorded an after-tax loss of $76.1 million for the disposal of its entire semiconductor business including the portion sold to Intersil. Intersil Corporation underwent an initial public offering (IPO) in February, 2000. The promissory note mentioned above was paid as was the accrued interest. Harris also participated in the IPO and sold one million of its Intersil shares at a gain of $21.9 million.

On October 22, 1999, Harris announced that its Board of Directors formally approved the spin-off of its Lanier Worldwide subsidiary as an independent publicly traded company. The Board declared a dividend of one share of Lanier common stock for each share of Harris common stock to Harris shareholders of record on November 1, 1999. The distribution of the dividend was completed on November 5, 1999. Harris retained approximately 10 percent of the outstanding shares of Lanier. Lanier trades on the New York Stock Exchange under the symbol “LR”. Harris intends to sell all of its retained shares by November 5, 2001. Summarized financial information for the discontinued operations follows:

	Quarter Ended		Three Quarters Ended

	March 31,	April 2,	March 31,	April 2,
(In millions)	2000	1999	2000	1999

Net sales	$—	$504.2	$512.1	$1,481.9

Income before taxes	$—	$28.1	$8.2	$112.5

Income taxes	—	8.9	3.0	36.7

Income from discontinued operations	—	19.2	5.2	75.8

Provision for disposal of discontinued operations after income tax benefits of $6.1 million	—	—	(12.2)	—

Discontinued operations net of income taxes	$—	$19.2	$(7.0)	$75.8

Note F — Comprehensive Earnings and Accumulated Other Comprehensive Income (Loss)

Comprehensive earnings for the quarters ended March 31, 2000 and April 2, 1999 were $150.3 million and $36.6 million, respectively. Comprehensive earnings for the three quarters ended March 31, 2000 and April 2, 1999 were $255.9 million and $100.8 million, respectively.

(7)

The components of accumulated other comprehensive income (loss), net of related tax, at March 31, 2000 and July 2, 1999 are as follows:

	March 31,	July 2,
(In millions)	2000	1999

Net unrealized gains on securities available-for-sale	$263.4	$7.3

Foreign currency translation adjustments	(13.5)	(11.7)

	$249.9	$(4.4)

Note G — Net Income Per Share

Average outstanding shares used in the computation of net income (loss) per share are as follows:

	Quarter Ended		Three Quarters Ended

	March 31,	April 2,	March 31,	April 2,
(In millions)	2000	1999	2000	1999

Basic:

Weighted average shares outstanding	69.1	79.8	74.7	79.9

Contingently issuable shares	(.2)	(.4)	(.2)	(.4)

	68.9	79.4	74.5	79.5

Diluted:

Weighted average shares outstanding	69.1	79.8	74.7	79.9

Dilutive stock options	—	.1	.2	.2

Contingently issuable shares	(.2)	(.2)	(.1)	(.3)

	68.9	79.7	74.8	79.8

Note H — Non Cash Investing and Financing Activities

	Three Quarters Ended

	March 31, 2000	April 2, 1999

Increase (decrease) in the fair value of marketable securities due to initial public offerings and market fluctuations	$310.3	$(10.8)

(Decrease) in equity resulting from stock dividend to Harris shareholders from Lanier spin-off	$(186.3)	$—

Note I — Reclassifications

Certain prior-year amounts have been reclassified on the financial statements to conform with current year classifications.

Note J — Subsequent Events

Marketable Securities – Harris accounts for investments in marketable equity securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”). Harris classifies its securities as available-for-sale. Marketable securities are stated at fair value on the balance sheet, with unrealized gains and losses, net of tax, included as a separate component of shareholders’ equity within accumulated other comprehensive income, until realized. Realized gains and losses from marketable securities are determined using the specific identification method.

As of the quarter ended March 31, 2000, the unrealized gains on marketable securities approximated $263.4 million, net of taxes. As of April 26, 2000 unrealized gains had decreased to $152.1 million, net of taxes, representing approximately a $111.3 million decline, net of taxes, in unrealized gains subsequent to the quarter end.

Also, in the fourth quarter of fiscal 2000 Harris reached an agreement to pay $4.8 million to settle a customer dispute related to Harris’ energy control business which is currently part of a joint venture with General Electric.

(8)

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

Restructuring

In the third quarter of fiscal 2000, Harris recorded a $40 million charge ($26.0 million after income tax) for the restructuring of its operations. Restructuring actions included a reduction in workforce of approximately 161 employees and provisions for the write-down of intangible assets, equipment and other assets associated with the exit from Harris’ telephone switching and alarm management product lines.

In the third quarter of fiscal 2000, 161 switching business employees were notified that their employment would be terminated and the specifics of their severance benefits. These employees worked in the marketing, sales, manufacturing and administrative areas and were primarily located in Marin County, California. As of March 31, 2000, 36 employees had been terminated with the balance to be terminated by September 30, 2000.

It is Harris’ intention to sell the core switch business and other portions of this product line including the alarm management, call center and international activities. Gains or losses from the sale of these operations will be included in restructuring expenses in the period the sale occurs. Estimated discounted cash flows were used in determining the fair value of assets and liabilities in recording the restructuring charge.

Cash outlays for restructuring actions will be primarily for severance benefits. Harris expects to pay these benefits ratably over the next two quarters from currently available cash sources. Revenues from the telephone switching and alarm management product lines were $18 million in the quarter ended March 31, 2000 and $62 million for the three quarters ended March 31, 2000. This compares to revenues of $28 million and $91 million for the comparable prior year periods. Operating losses from these product lines were $5.6 million in the quarter ended March 31, 2000 and $17.2 million for the three quarters ended March 31, 2000. This compares to $1.3 million and $2.3 million of operating losses for the comparable prior year periods.

Harris does not anticipate any further restructuring charges in the fourth quarter other than gains or losses that may come from the sale of the exited product lines as noted above. Additional operating losses and transition costs related to these exited product lines are anticipated, however, and will be classified in their respective line items within the income statement including revenue from product sales and services, cost of product sales and services and engineering, selling and administrative expenses.

(9)

Purchased In-Process Research and Development

In January 1999, Harris purchased Louth Automation, a leading supplier of advanced automation systems for radio and television broadcasters. Harris paid cash in the net amount of approximately $90 million. The amount allocated to purchased in-process research and development expenses was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

Net Revenue and Operating Income by Segment

Net revenue for the quarter ended March 31, 2000 was $455 million, an increase of 2 percent compared to the prior year. Operating income (loss) in the third quarter was $(21.6) million, versus $35.0 million during the prior year.

Segment revenue and operating income (loss) were as follows:

	Quarter Ended				Three Quarters Ended
				%				%
	March 31,		April 2,	Inc./	March 31,		April 2,	Inc./
(Dollars In Millions)	2000		1999	(Dec.)	2000		1999	(Dec.)

Revenue Government Communications	$203.1		$222.6	(9)	$592.7		$623.1	(5)

Commercial Communications	252.1		222.8	13	702.3		652.4	8

Total	$455.2		$445.4	2	$1,295.0		$1,275.5	2

Operating Income (loss) Government Communications	$15.7		$21.7	(28)	$42.5		$55.7	(24)

% of revenue	7.7%		9.7%		7.2%		8.9%

Commercial Communications	(57.6	)(2)	13.1	—	(44.2	)(2)	18.6 (1)	—

% of revenue	(22.8)%		5.9%		(6.3)%		2.9%

Headquarters expense	(8.3)		(4.1)	102	(25.9)		(18.8)	38

Other income	28.6		4.3	565	39.8		15.3	160

Total	$(21.6)		$35.0	—	$12.2		$70.8	(83)

(1)	Includes $20.6 million special charge for a litigation settlement.

(2)	Includes $40.0 million restructuring charge and $10.7 million purchased in-process research and development write-off.

Government Communications Segment: Government Communications segment revenue in the quarter ended March 31, 2000 decreased 9 percent from last year’s third quarter and operating income decreased 28 percent. Despite improved operating margins on more recent contract wins, margin pressure has continued from poorer-performing older contracts. Although revenue declined this quarter due to slower government spending, new wins of government programs continue to increase Harris’ government backlog and provide encouragement that Harris’ government business is improving.

Commercial Communications Segment: Commercial Communications segment revenue in the quarter ended March 31, 2000 increased 13 percent over last year’s third quarter due to double-digit growth in all four of the Company’s major commercial product lines: tactical radio, microwave, broadcast and network support. These revenue increases were partially offset by a 34 percent decrease in revenue from the recently exited telephone switching and alarm management product lines.

(10)

Operating loss for the quarter ended March 31, 2000 was impacted by the $40.0 million restructuring charge and the $10.7 million purchased in-process research and development write-off mentioned previously as well as a $9.7 million write-down of inventory related to the telephone switching and alarm management product lines that were exited. These product lines also incurred an additional $5.6 million in operating losses in the quarter ended March 31, 2000 and $17.2 million in the three quarters ended March 31, 2000. The operating losses in the third quarter also include transition costs of $10.1 million associated with exiting these product lines. Such costs included relocation of the Communications Products Division headquarters from Marin County, California to Melbourne, Florida; collection losses on accounts receivable; excess manufacturing costs related to idle capacity in Marin County and the temporary movement of manufacturing capability to Melbourne to complete backlog. Harris ceased all marketing, sales and research and development for the telephone switching and alarm management product lines as of February 2000. The operating losses through February 2000 included a significant amount of marketing and sales expenses as well as research and development costs in the telephone switching product line.

Excluding these items in both the current and prior year, as well as a $20.6 million special charge for a litigation settlement in the prior year, the Commercial Communications Segment’s operating income was $18.5 million for the quarter ended March 31, 2000 and $43.5 million for the three quarters ended March 31, 2000 versus $14.4 million and $41.5 million for the comparable prior year periods. The 28% increase in the third quarter’s operating income was driven mainly by 20% sales growth in Harris’ commercial product lines other than the telephone switching and alarm management product lines.

Orders increased for microwave equipment during the quarter as markets continued to rebound in China, Brazil, and Latin America. Orders also increased substantially for telecom line test systems used by competitive local exchange carriers (CLEC’s) to deploy digital subscriber lines (DSL’s) for applications such as high-speed internet service. Harris’ tactical radio products business also had a significant increase in orders and had continued strong performance in the third quarter due primarily to expanding sales of a broadened multiband radio product line to military customers and law enforcement agencies.

Harris’ broadcast communications business reported a strong increase in sales and orders due mainly to its purchase of Louth Automation, the leading supplier of advanced automation systems for digital television (DTV), over-the-air broadcast, cable and industrial applications. The acquisition of Louth Automation brings competencies in automation and control to complement Harris’ leadership position in broadcast transmission and digital encoding, thus broadening Harris’ global position in the broadcast markets.

Harris announced in April, 2000 that it entered into a definitive agreement to acquire the point-to-point microwave business of TRT Lucent Technologies. The acquisition provides for a five-year preferred supplier agreement to serve the worldwide point-to-point microwave needs of Lucent’s wireless divisions. The transaction is expected to be completed in June.

First Three Quarters Ended March 31, 2000: Revenue for the first three quarters ended March 31, 2000 was relatively flat when compared to the first three quarters of last year while operating income decreased 83 percent during the same period. The decline in operating income was primarily due to the $40.0 million restructuring charge and $10.7 million purchased in-process research and development write-off mentioned previously as well as lower margins on older government contracts that are now being completed and poor performance in the Harris’ telecom switching business.

(11)

Comparative Statement of Income

Harris’ comparative statement of income is as follows:

	Quarter Ended			Three Quarters Ended
			%			%
	March 31,	April 2,	Inc./	March 31,	April 2,	Inc./
(Dollars In Millions)	2000	1999	(Dec.)	2000	1999	(Dec.)

Revenue	$455.2	$445.4	2	$1,295.0	$1,275.5	2

Cost of revenue	342.6	327.3	5	971.3	926.8	5

Gross margin	112.6	118.1	5	323.7	348.7	7

% of revenue	24.7%	26.5%		25.0%	27.3%

Amortization of goodwill	3.8	1.1		6.0	3.2

Restructuring expenses	40.0	—		40.0	—

Purchased in-process R&D	10.7	—		10.7	—

Operating expenses	108.3	86.3	25	294.6	269.4	9

% of revenue	23.8%	19.4%		22.8%	21.1%

Special charge for litigation	—	—		—	20.6

Other Income	28.6	4.3	565	39.8	15.3	160

Operating income (loss)	(21.6)	35.0	—	12.2	70.8	(83)

% of revenue	(4.8)%	7.9%		0.9%	5.6%

Interest income	7.5	4.9	53	17.6	10.2	73

Interest expense	(8.0)	(5.2)	54	(16.6)	(7.8)	113

Income (loss) from continuing operations before taxes	(22.1)	34.7	—	13.2	73.2	(82)

Income taxes	(7.8)	12.5	—	4.6	26.4	(83)

Income (loss) from continuing operations	$(14.3)	$22.2	—	$8.6	$46.8	(82)

% of revenue	(3.1)%	5.0%		0.7%	3.7%

Gross Margin: The gross margin as a percent of revenue was 24.7 percent in the quarter ended March 31, 2000 and 25.0 percent for the three quarters ended March 31, 2000, which compares to 26.5 percent and 27.3 percent for the prior year’s respective periods. The decline in gross margins was primarily due to a $9.7 million write-down of inventory and lower gross margins related to the telephone switching product line that was exited.

Excluding the impact of this exited product line, gross margin as a percent of revenue was 27.5 percent and 25.9 percent for the quarter ended and three quarters ended March 31, 2000, which compares to 25.7 percent and 26.5 percent for the prior year’s comparable period. The third quarter increase is due to improved margins in Harris’ tactical radio, broadcast and microwave commercial product lines.

Operating Expenses: Operating expenses as a percent of revenue were 23.8 percent in the quarter ended March 31, 2000 and 22.8 percent for the three quarters ended March 31, 2000, which compares to 19.4 percent and 21.1 percent for the prior year’s respective periods. The increase in the third quarter operating expenses is primarily due to $10.1 million of transition costs associated with exiting the telephone switching product line. Such costs include relocation of the Communications Products Division headquarters from Marin County, California to Melbourne, Florida; collection losses on accounts receivable; excess manufacturing costs related to idle capacity in Marin County and the temporary movement of manufacturing capability to Melbourne to complete backlog. The year-to-date operating expenses are also impacted by administrative and general, marketing and sales and research and development expenses in the telephone switching product line in the first half of the fiscal year.

(12)

Excluding the impact of the exited product line, operating expenses as a percent of revenue were 20.7 percent for the quarter ended March 31, 2000 and 20.6 percent for the three quarters ended March 31, 2000, which compares to 17.8 percent and 19.6 percent for the prior year’s respective periods. These increases were primarily due to planned increases in marketing and research and development expenses as well as increased headquarters expenses. The increased headquarters expenses were primarily attributable to lower executive compensation in fiscal 1999 and costs associated with the centralization of company-wide shared services.

Goodwill Amortization: Goodwill amortization increased to $3.8 million for the quarter ended March 31, 2000 and $6.0 million for the three quarters ended March 31, 2000 from $1.1 million and $3.2 million for the prior year’s comparable period. The increase was due to acquisitions made in Harris’ broadcast systems product line during fiscal 2000, primarily the acquisition of Louth Automation.

Other Income: Other income increased $24.3 million from $4.3 million in the quarter ended April 2, 1999 to $28.6 million in the quarter ended March 31, 2000. The increase was primarily due to a $21.9 million gain from the sale of 1,000,000 shares of Intersil stock as a part of Intersil’s initial public offering. The remaining increase was due primarily to higher gains on the sale and redemption of other securities which were partially offset by lower income from the Company’s equity investments. Other income for the three quarters ended March 31, 2000 was $39.8 million or $24.5 million higher than the prior year’s comparable period for the same reasons as those noted above.

Interest Income and Interest Expense: Interest income was higher in the quarter and three quarters ended March 31, 2000 due to higher cash balances that resulted from the sale of the semiconductor business and the spin-off of the Lanier subsidiary. Interest expense increased in both the quarter ended and three quarters ended March 31, 2000 when compared to the prior year due to a higher allocation of interest expense to the results of discontinued operations in the prior year. Total interest expense from both continuing operations and discontinued operations is lower for both the quarter ended and three quarters ended March 31, 2000 when compared to the prior year. This decrease is due to the repayment of short-term debt from the cash received from the sale of the semiconductor business and the spin-off of the Lanier subsidiary as well as lower interest rates.

Income Taxes: The provision for income taxes as a percentage of pretax income was 35.0 percent in both the quarter and three quarters ended March 31, 2000 and 36.0 percent in the prior year’s comparable period. All periods presented benefited from tax rates on foreign source income and export sales, which offset the additional provision needed for state income taxes.

Return on Revenue: Income (loss) from continuing operations as a percentage of revenue was (3.1) percent for the quarter ended March 31, 2000 and 0.7 percent for the three quarters ended March 31, 2000 versus 5.0 percent and 3.7 percent for the prior year’s comparable periods. The variances were primarily due to restructuring expenses, purchased in-process research and development, the transition costs and operating losses of exited product lines which was partially offset by the gain from the sale of Harris’ Intersil stock.

(13)

LIQUIDITY AND FINANCIAL POSITION
Harris’ comparative financial position is as follows:

			%
	March 31,	July 2,	Inc./
(Dollars In Millions, except per share amounts)	2000	1999	(Dec.)

Cash and marketable securities	$893.9	$101.2	783

Other current assets	793.9	930.2	(15)

Current liabilities	536.4	807.3	(34)

Working capital	$1,151.4	$224.1	414

Net assets of discontinued operations	$—	$1,293.2	(100)

Total debt	$486.5	$838.7	(42)

Total shareholders’ equity	$1,403.2	$1,589.5	(12)

Total debt to total capitalization	25.7%	34.5%

Book value per share	$20.29	$19.96	2

Working Capital and Total Debt: Working capital increased from $224.1 million as of July 2, 1999 to $1,151.4 million as of March 31, 2000. Also, total debt decreased from $838.7 million to $486.5 million for the same periods. These changes were largely due to cash received from the sale of Harris’ semiconductor operation and the spin-off of the Lanier subsidiary.

Significant Cash Receipts: Harris had several transactions that resulted in significant cash receipts including $520 million from the sale of it semiconductor business to Intersil Corporation, approximately $546 million was received from Lanier in connection with the spin-off, and approximately $120 million was received from the payment of a note and the sale of Intersil shares as a result of the IPO of Intersil Corporation. Harris has used a portion of this cash to reduce indebtedness, repurchase Harris’ Common Stock and for other general corporate purposes such as the acquisition of Louth Automation.

Harris plans to use its remaining cash balances for similar general corporate purposes in the future such as acquisitions and repurchases of its Common Stock.

Harris also has available a $500 million syndicated credit facility. Management currently believes that existing cash, together with funds generated from operations and sales of marketable securities and its credit facilities will be sufficient to provide for Harris’ anticipated working capital and capital expenditure requirements for the next twelve months, as well as any additional stock repurchases under the current repurchase program.

Purchase of Common Stock for Treasury: For the three quarters ended March 31, 2000 Harris had used $227.3 million to repurchase 9.9 million   shares of its Common Stock. Harris’ Board of Directors has approved a share repurchase program which authorizes the repurchase of up to 15 million shares through open market transactions, in negotiated block transactions or pursuant to tender offers.

Marketable Securities: Marketable securities increased from $15.5 million as of July 2, 1999 to $482.0 million as of March 31, 2000. The increase was primarily due to Harris’ investments in Intersil Corporation and AirNet Communications Corporation, which conducted initial public offerings during the year.

(14)

Additions of Plant and Equipment: Additions of plant and equipment for the three quarters ended March 31, 2000 were $70.5 million versus $42.4 million for the comparable period in the prior year. The increase is due to the purchase of a new headquarters building for the Company’s broadcast communications operation in Mason, Ohio and the buyout of a lease on a PC board manufacturing plant in San Antonio, Texas. Harris has outsourced this manufacturing process and is leasing the space to the new manufacturer. Total additions for Harris in fiscal 2000, including expenditures for customer rental equipment, are expected to be approximately $86 million.

OUTLOOK

During the third quarter, Harris continued to invest in its future in key areas including information systems and the expansion of the worldwide sales organization. Harris expects to complete the bulk of these investments, which are necessary to the successful repositioning of the Company, by fiscal year end. Harris expects the overall improvement in its financial performance will continue during the fourth quarter of fiscal 2000, although there will be some residual effects associated with the exit of the telephone switching product line. Looking further, Harris believes this year’s repositioning actions will permit fiscal 2001 to begin with strong growth in both sales and income.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that reflect management’s current expectations, assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements may be identified by the use of forward-looking terminology, such as “believes”, “expects”, “may”, “should”, “would”, “will”, “intends”, “plans”, “estimates”, “anticipates”, and similar words. Harris cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those matters expressed in or implied by such forward-looking statements. Harris’ consolidated results and the forward-looking statements could be affected by many factors, including general economic conditions in the markets in which Harris operates; economic developments that have a particularly adverse effect on one or more of the markets served by Harris; the ability to execute management’s repositioning as a pure communications company; the ability to realize cost savings from Harris’ internal reorganization; continuing challenges in its telecom switching business; stability of key markets for communications products, particularly Asia and Brazil; the impact of competition and downward pricing pressures in the communications market; fluctuation in foreign currency exchange rates and the effectiveness of Harris’ currency hedging program; reductions in the U.S. and worldwide defense and space budgets; effect of continuing consolidation in the U.S. defense industry on Harris’ direct and indirect business with the U.S. government; Harris’ ability to receive contract awards; continued development and market acceptance of new products, especially digital television broadcast products and broadband wireless access products; continued success of Harris’ patent licensing programs; and the successful resolution of patent infringement and other general litigation. Other factors that may impact Harris’ results and forward-looking statements may be disclosed in Harris’ filings with the SEC. The forward-looking statements contained in this report are made as of the date hereof and Harris disclaims and intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

(15)

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Harris, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates, fluctuations in the market value of its equity securities available for sale, and changes in interest rates. Harris employs established policies and procedures governing the use of financial instruments to manage its exposure to such risks.

Harris uses foreign exchange contracts and options to hedge both balance sheet and off-balance sheet foreign currency commitments. Specifically, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, and accounts receivable from and future committed sales to customers, and intercompany loans. Management believes the use of foreign currency financial instruments should reduce the risks which arise from doing business in international markets. Contracts are generally one year or less. At March 31, 2000, Harris had open foreign exchange contracts with a notional amount of $49 million, of which $11 million were to hedge off-balance sheet commitments. At July 2, 1999, Harris had open foreign exchange contracts with a notional amount of $37 million, of which $8 million was to hedge off-balance sheet commitments. Harris’ hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of Harris’ hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for Harris’ foreign currency derivatives held March 31, 2000 would have an impact of approximately $3.9 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of Harris’ foreign denominated assets, liabilities and firm commitments.

Harris also maintains a portfolio of marketable equity securities available for sale. These investments result from the retained interest in sold or spun-off businesses and the funding of start-up companies that have technology or products that are of interest to Harris. The fair market value of these securities at March 31, 2000 was $482 million, compared to $16 million as of July 2, 1999. This increase was due to the initial public offerings of two of these investments and an increase in these securities quoted market prices. The corresponding unrealized gain is included as a component of shareholders’ equity. These investments have historically had higher volatility than most market indices. A 10 percent adverse change in the quoted market price of marketable equity securities would have an impact of approximately $48 million on the fair market value of these securities.

Harris utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. Harris does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2001, although there can be no assurances that interest rates will not significantly change.

(16)

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

(12) Ratio of Earnings to Fixed Charges.

(27) Financial Data Schedule (submitted electronically to the Securities and Exchange Commission for information only and not filed).

(b)	Reports on Form 8-K.

No Current Reports on Form 8-K were filed during the fiscal quarter ended March 31, 2000.

Items 1, 2, 3, and 5 of Part II are not applicable and have

been omitted.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS CORPORATION (Registrant)

Date: May 9, 2000	By: /s/ Bryan R. Roub

Bryan R. Roub Senior Vice President & Chief Financial Officer (principal financial officer and duly authorized officer)

(17)

EXHIBIT INDEX

Exhibit No.
Under Reg.
S-K, Item 601	Description

(12)	Ratio of Earnings to Fixed Charges

(27)	Financial Data Schedule (submitted

electronically to the Securities and

Exchange Commission for information

only and not filed).