Form 10-K
period 2000-06-30
HARRIS CORP /DE/
filed 2000-08-30
CIK 202058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2000
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

Registrant’s telephone number, including area code: (321) 727-9100

Securities Registered Pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, par value $1 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   x    No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

      The aggregate market value (based upon the closing price on the New York Stock Exchange) of the voting stock held by non-affiliates of the registrant as of August 25, 2000 was $1,993,597,775. For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates.

      The number of outstanding shares of the registrant’s Common Stock on August 25, 2000 was 68,995,754.

      Documents Incorporated by Reference:

      Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on October 27, 2000 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

HARRIS CORPORATION AND SUBSIDIARY COMPANIES

ANNUAL REPORT ON FORM 10-K

			Page No.

Part I:

ITEM	1.	Business	1

ITEM	2.	Properties	10

ITEM	3.	Legal Proceedings	10

ITEM	4.	Submission of Matters to a Vote of Security Holders	11

Executive Officers of the Registrant			12

Part II:

ITEM	5.	Market for the Registrant’s Common Equity and Related Stockholder Matters	14

ITEM	6.	Selected Financial Data	15

ITEM	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM	7A.	Quantitative and Qualitative Disclosure About Market Risk	28

ITEM	8.	Financial Statements and Supplementary Data	28

ITEM	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	28

Part III:

ITEM	10.	Directors and Executive Officers of the Registrant	29

ITEM	11.	Executive Compensation	29

ITEM	12.	Security Ownership of Certain Beneficial Owners and Management	29

ITEM	13.	Certain Relationships and Related Transactions	29

Part IV:

ITEM	14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	30

Signatures			33

Financial Statements and Supplementary Data			34

PART  I

Item  1.  BUSINESS.

THE COMPANY

      Harris Corporation is an international company focused on communications equipment for voice, data and video applications. Harris was incorporated in Delaware in 1926 as the successor to three companies founded in the 1890’s. The principal executive offices of Harris Corporation (hereinafter called “Harris” or the “Company”) are located at 1025 West NASA Boulevard, Melbourne, Florida 32919, and the telephone number is (321) 727-9100.

Recent Development of Business

      During fiscal 2000, Harris continued its repositioning as a pure communications equipment company. Harris completed the spin-off of Lanier Worldwide, Inc. and the sale of Harris’ semiconductor business. Additionally, Harris announced its exit from the telephone switching and alarm management product lines. Harris also completed several acquisitions designed to strengthen its position in the communications markets.

      Spin-off of Lanier Worldwide. In November 1999, Harris completed the spin-off of its Lanier Worldwide, Inc. subsidiary as an independent publicly owned company. The transaction was effected through the distribution of approximately 90% of the outstanding shares of common stock of Lanier to Harris shareholders. Harris retained the remaining 10% of Lanier’s outstanding shares.

      Sale of Semiconductor Business. In August 1999, Harris completed the sale of substantially all of its semiconductor business to Intersil Corporation, a subsidiary of Sterling Holding Company, LLC, a Citicorp Venture Capital, Ltd. investment portfolio company. Upon consummation of the sale, Harris received $520 million in cash, $90 million of subordinated notes, and a 10% equity interest in Intersil Holding Corporation. In connection with the transaction, Intersil also assumed most of the liabilities associated with the semiconductor business. Intersil Holding Corporation completed its initial public offering in February 2000 and is now a publicly traded company. Harris also sold its suppression semiconductor business to Littlefuse, Inc. during fiscal 2000.

      Repositioning. In addition to the spin-off of Lanier and the sale of the semiconductor business, Harris completed additional steps to reposition itself as a pure communications equipment company and also undertook an internal reorganization. The internal reorganization included the elimination of the sector organization level, reduction of general and administrative expenses and the realignment of the commercial and government businesses into one company focused on the communications market. Harris also decided to exit the telephone switching and alarm management product lines.

      Acquisition of Louth Automation. In January 2000, Harris purchased Louth Automation, a leading supplier of advanced automation systems for digital television, over-the-air broadcast, and cable and industrial applications. Harris paid cash in the net amount of approximately $87 million. The acquisition of Louth Automation brings Harris competencies in automation and control to complement Harris’ leadership position in broadcast transmission and digital encoding, thus further broadening Harris’ global position in the broadcast markets.

      Acquisition of TRT Lucent Technologies’ Point-to-Point Microwave Business. In June 2000, Harris purchased the point-to-point microwave business of TRT Lucent Technologies to enhance our capabilities in microwave communication product offerings. The acquisition also provides for a five-year preferred supplier agreement for Harris to serve the worldwide point-to-point microwave needs of Lucent’s wireless divisions.

      As a result of the spin-off of Lanier Worldwide and the sale of all of the semiconductor business, Harris’ consolidated financial statements and notes for prior periods report these businesses as discontinued operations and accordingly, prior periods have been restated. In addition, as a result of its internal reorganization, the continuing operations of Harris are reported under two segments: (1) the Government Communications segment, which is comprised of the operations of the former Electronic Systems Sector, and (2) the Commercial Communications segment, which is comprised of the operations of the former Communications Sector. Various corporate assets, other income, interest income, interest expense and corporate overhead expenses are not assigned to the segments.

General

      Harris, along with its subsidiaries, is a worldwide company focused on the worldwide market for voice, data and video communications equipment.

      Harris structures its operations around two segments: the Government Communications segment and the Commercial Communications segment, which has four divisions. Each of Harris’ divisions have been organized on the basis of specific communications technology and markets. For the most part, each operating division has its own marketing, engineering, manufacturing and service organization. Harris produces most of the products it sells, except for certain broadcast products sold by the Broadcast Communications Division, which products are sourced from a variety of manufacturers. Reference is made to the Note Business Segments in the Notes to Financial Statements for further information with respect to business segments.

      Total revenues in fiscal 2000 increased to approximately $1.81 billion from approximately $1.74 billion a year earlier. Total sales in the United States increased approximately 2 percent from a year earlier while international sales, which amounted to approximately 27 percent of the total from continuing operations, increased approximately 9 percent. Net income from continuing operations for fiscal 2000 before an extraordinary item decreased to $25.0 million from $49.9 million in fiscal 1999.

      The markets served and principal products of the Company’s business segments are as follows:

Commercial Communications Segment

      The Commercial Communications segment serves four primary markets: (1) broadcast communications, (2) microwave communications, (3) network support, and (4) RF communications. This segment produces a comprehensive line of communications equipment and systems and application solutions for television and radio broadcast, radio-communication, wireless access and telecommunication. Products include:

•	transmitters and studio equipment for digital and analog television,

•	digital and analog AM and FM studio and transmission systems and products,

•	telephone subscriber-loop test systems equipment,

•	telecommunications tools and test sets,

•	network management and workforce management systems,

•	microwave communications products and systems, including broadband wireless access systems for high-speed Internet, data, video and voice services,

•	secure communications systems,

•	high frequency (HF), very high frequency (VHF) and ultra-high frequency (UHF) radio communication equipment, and

•	air traffic and national law enforcement communication systems.

Government Communications Segment

      The Government Communications segment designs, develops and produces state-of-the-art communication, information processing and electronic systems for the defense, air traffic, aerospace, telecommunications, and law enforcement markets. Applications of this segment’s technologies and products include:

•	advanced avionics systems,

•	aircraft, shipboard, spacecraft and missile communications,

•	terrestrial and satellite communication antennas, terminals and networks,

•	command, control, communication and intelligence systems, products and services,

•	global positioning system-based control systems,

•	signal and image processing,

•	weather support systems,

•	electronic warfare simulation,

•	civil and military air traffic control systems, and

•	integrated airport communication and management systems.

Financial Information About Business Segments

      The financial results shown in the following table are presented to comply with current financial accounting standards relating to the Company’s business segment reporting. Information concerning the identifiable assets of the Company’s business segments is contained in the Note Business Segments in the Notes to Financial Statements. In calculating operating profit, allocation of certain expenses among the business segments involves the exercise of business judgment. Intersegment sales, which are insignificant, are accounted for at prices comparable to those paid by unaffiliated customers.

NET SALES AND OPERATING PROFIT BY BUSINESS SEGMENT*

(Dollars in millions)

	Fiscal Year Ended

	June 30, 2000	July 2, 1999	July 3, 1998

Net Sales

Government Communications	$815.9	$813.2	$951.1

Commercial Communications	991.5	930.3	973.7

Total	$1,807.4	$1,743.5	$1,924.8

Operating Income

Government Communications	$58.1	$52.1	$43.9

Commercial Communications	(33.3)	34.1	60.0

Headquarters Expense	(36.7)	(31.0)	(59.4)

Other Income	48.2	19.3	57.6

Total	$36.3	$74.5	$102.1

*	Results include a $41 million restructuring expense and a $10.7 million write-off of purchased in-process research and development for fiscal 2000 which are both included in the Commercial Communications segment. Fiscal 2000 Other income includes a $21.9 million gain from the sale of Intersil Holding Corporation stock. Results include a $5.1 million restructuring expense in fiscal 1999 and a $16.1 million restructuring expense in fiscal 1998. The fiscal 1999 restructuring expense is included in Headquarters expense. In fiscal 1998, a $7.8 million restructuring expense is allocated to the Government Communications segment and a $8.3 million restructuring expense is allocated to the Commercial Communications segment. Commercial Communications segment results also include a $20.6 million special charge for litigation costs in fiscal 1999.

Description of Business

Commercial Communications Segment

      The Commercial Communications segment designs, manufactures, and sells products characterized by three principal communication technologies:

(1) wireless radio and broadband wireless access, including microwave radio products and systems, secure communications systems, HF, VHF and UHF products, and air traffic and national law enforcement communications systems;

(2) broadcast, including digital and analog television and radio studio and transmission systems and products, automation and control systems, and systems integration; and

(3) network support products and systems, including telephone test equipment and systems, and telecommunication network management and workforce management systems.

      Sales in fiscal 2000 for the Commercial Communications segment increased 6.6 percent over fiscal 1999. Excluding sales from the recently exited telephone switching product line, the Commercial Communications segment sales increased from $803.7 million to $918.0 million or 14.2 percent. Segment operating loss of $33.3 million, down from profit of $34.1 million in fiscal 1999 was impacted by the $41.0 million restructuring charge and the $10.7 million purchased in-process research and development write-off in connection with the acquisition of Louth Automation as well as a $12.0 million write-down of inventory related to the exited telephone switching and alarm management product lines. The segment contributed 55 percent of Harris’ total sales from continuing operations in fiscal 2000 and 53 percent in fiscal 1999.

      The Broadcast Communications Division is a leading manufacturer and supplier of digital and analog radio and television broadcast encoding and transmission equipment, systems and services, and radio studio equipment, systems and services. This division provided the nation’s first advanced television transmitter to broadcast digital television as well as the first commercial digital television application. The division is also expanding its efforts in the digital radio area and is developing the next wave of radio-broadcasting including In-Band/On Channel digital radio. The division’s products include (1) radio and television transmitters, antennas, and encoders and (2) audio, remote-control and video production systems. The division is also a leading supplier of mobile broadcast units and provides comprehensive television and radio studio integration services. Following the acquisition of Louth Automation, the division also supplies advanced automation systems for digital television, over-the-air broadcast, and cable and industrial applications.

      The Microwave Communications Division is a leading producer of digital and analog microwave communication products and systems in North America and is expanding its international presence in such markets, particularly in Latin America and Europe. This division focuses on two primary applications for microwave: (1) links to connect cellular and PCS sites, and (2) private network applications. Private network applications include electric utilities, railroads, local governments, and emergency service operations where the public telephone network is not reliable, does not exist, or is not sufficiently secure. Additionally, this division designs, manufactures, and markets wireless local loop telephony equipment for private, government, and public phone system customers operating worldwide. This division also focuses on high-frequency communications and provides broadband wireless access to the latest Internet, voice, data and video applications, including millimeter wave technology. The division’s broadband wireless access products have dynamic bandwith-on-demand allocation capabilities which allow a single wireless link to serve many subscribers. The division has recently expanded its international offerings through the acquisition of the point-to-point microwave business of TRT Lucent Technologies. It is also anticipated that the division will be a leader in point-to-multipoint microwave applications following the closing of the acquisition of Wavtrace, Inc., a privately-held leading developer of broadband wireless access systems.

      The Network Support Division provides a complete range of products and systems to test, manage, and enhance communications network infra-structures. The division supplies telecommunication products and systems, including automated line and telephone test systems and tools (including portable and remote test units), operational support systems to manage telephone subscriber loops, and network and workforce management systems. The division provides network management systems and services for large, multimedia communications networks. The division has recently exited the telephone switching and alarm management product businesses.

      The RF Communications Division is a leading supplier of multiband and secure wireless radio communication products, systems and services, including two-way HF, VHF and UHF radio equipment, and offers a comprehensive line of products, including ground-to-air avionics radios and systems for long-distance and short-distance communications for commercial, military, law enforcement and government applications. This division is a leader in lightweight, man-portable and mobile radios for law enforcement, tactical and military forces around the world. Its radio products include a secure, mobile communications platform that also provides law enforcement agents with access to the national crime information database for fingerprint matching.

      Principal customers for products of the Commercial Communications segment include foreign and domestic commercial and industrial firms, radio and television broadcasters, communication companies, telephone companies, governmental and military agencies, utilities, railroads, construction companies and oil producers.

      In general, the segment’s domestic products are sold and serviced directly to customers through the sales organizations of the operating divisions and through established distribution channels. Internationally, the segment markets and sells its products and services through established and newly created regional sales offices and established distribution channels and has increased its focus in South America and other promising international markets, particularly in the microwave radio area. See “International Business.”

      The backlog of unfilled orders for this segment of Harris’ business was $367 million at July 31, 2000, substantially all of which is expected to be filled during the 2001 fiscal year, compared with approximately $366 million a year earlier.

Government Communications Segment

      The Government Communications segment of Harris is engaged in advanced research, design, development and production of advanced communication, information processing and electronic products, services, systems and sub-systems for government and commercial organizations in the United States and internationally. The segment specializes in airborne, spaceborne, shipboard, and ground communications for the United States government. Applications of the segment’s state-of-the-art technologies include:

•	communication and information management systems,

•	advanced avionics systems,

•	aircraft, shipboard, spacecraft and missile communications,

•	terrestrial and satellite communication antennas, terminals and networks,

•	display, signal and image processing,

•	advanced aerospace and avionics products,

•	command, control, communication and intelligence systems, products and services,

•	electronic warfare simulation,

•	air traffic control,

•	weather support systems,

•	law enforcement, and

•	testing of complex electronics systems.

      The Government Communications segment is a major supplier of advanced-technology communications and information processing systems to the United States Department of Defense, Federal Aviation Administration, National Aeronautics and Space Administration, Federal Bureau of Investigation and other federal and local government agencies, aircraft manufacturers, and airports.

      Sales in fiscal 2000 for this business segment increased 0.3 percent to $815.9 million from $813.2 million in fiscal 1999. Operating profit increased 11.5 percent. These results were impacted by an $18.0 million write-off in fiscal 1999 for the settlement of claims and unrecoverable contract development costs on two contracts. Excluding this write-off, sales decreased one percent, and operating income declined 17.1 percent. This segment contributed 45 percent of Harris’ total sales from continuing operations in fiscal 2000 and 47 percent in fiscal 1999.

      The Government Communications segment is a leading supplier of air-traffic control communication systems and is also a major supplier of custom aircraft and spaceborne communication and information processing systems, cockpit digital moving maps, controls and display processors, a leading supplier of terrestrial and satellite communication systems, including large deployable satellite antenna systems and flat panel phased array and single mission antennas, and is a preeminent supplier of super-high-frequency military satellite ground terminals for the Department of Defense. The segment is also diversifying into the commercial satellite business and has been awarded contracts to provide antennas for programs such as the Asian Cellular System.

      The division is a major supplier of custom ground-based systems and software designed to collect, store, retrieve, process, analyze, display and distribute information for government, defense and law enforcement applications, including meteorological data processing systems and range management information systems. The segment also provides computer controlled electronic maintenance, logistic, simulation and test systems for military aircraft, ships and ground vehicles and provides sophisticated ground-based and shipboard command, control, communication and intelligence systems, products and services for many government end-users. The division’s electronic products enable high speed communications for platforms such as the USAF F-22 air superiority fighter and the Army’s Commanche advanced armed reconnaissance helicopter.

      Specific examples of technology developed by the division include the development of a family of wideband digital links to support the transmission of radar, imagery, and video from reconnaissance aircraft, unmanned aerial vehicles, and satellites and the development of a digital map that electronically displays real-time terrain, flight paths, and target locations for fighter helicopters. The division also has extensive expertise in microelectronics and advanced wireless tracking technology. While classified projects are not discussed in this report, the operating results relating to classified projects are included in Harris’ consolidated financial statements, and the business risks associated with such projects do not differ materially from those of other projects for the United States government.

      The segment has formed three joint ventures with the General Electric Company. GE-Harris Railway Electronics is a leader in communication-based electronic planning, scheduling and control systems for railways worldwide. GE Harris Energy Controls Systems is a leading supplier of intelligent energy management systems and services electric utilities. GE Harris Aviation Information Solutions provides information systems and services that enable airlines to monitor and analyze aircraft and engine performance data easier and faster, helping to improve airline efficiency and safety. The segment also has a joint venture with Sextant In-flight Systems to provide live television transmission to individual seats on commercial airlines.

      Most of the sales of the Government Communications segment are made directly or indirectly to the United States government under contracts or subcontracts containing standard government contract clauses providing for redetermination of profits, if applicable, and for termination for the convenience of the government or for default of the contractor. These sales consist of a variety of contracts and programs with various governmental agencies, with no single program accounting for 10 percent or more of total Harris sales.

      The backlog of unfilled orders for this segment of Harris’ business was $360 million at July 31, 2000, a substantial portion of which is expected to be filled during the 2001 fiscal year, compared with $420 million a year earlier.

International Business

      Net sales in fiscal 2000 of products exported from the United States or manufactured abroad were $487.3 million or 27 percent of the Company’s total sales from continuing operations, compared with $448.5 million or 26 percent of the Company’s total sales from continuing operations in fiscal 1999 and $556.4 or 29 percent in fiscal 1998. The Company’s international sales include both direct exports from the United States and sales from foreign subsidiaries. Most of the international sales are derived from the Commercial Communications segment. Direct export sales are primarily denominated in U.S. dollars, whereas sales from foreign subsidiaries are generally denominated in the local currency of the subsidiary. Exports from the United States from continuing operations, principally to Europe, Latin America and Asia, totaled $229.7 million or 47 percent of the international sales from continuing operations in fiscal 2000, $242.2 million or 54 percent of the international sales from continuing operations in fiscal 1999 and $320.6 million or 58 percent of the international sales from continuing operations in fiscal 1998.

      Foreign operations represented 14 percent of net sales from continuing operations and 17 percent of long-lived assets from continuing operations as of the end of fiscal 2000. Electronic products and systems are produced principally in the United States, and international electronic revenues are derived primarily from exports. Communication products assembly facilities are located in Brazil, Canada, China and the United Kingdom.

      International marketing activities are conducted through subsidiaries which operate in Canada, Europe, Central and South America and Asia. Harris has also established a new international marketing organization and several regional sales offices. Reference is made to Exhibit 21 “Subsidiaries of the Registrant” for further information regarding foreign subsidiaries.

      Harris utilizes indirect sales channels, including dealers, distributors and sales representatives, in the marketing and sale of some lines of products and equipment, both domestically and internationally. These independent representatives may buy for resale, or, in some cases, solicit orders from commercial or governmental customers for direct sales by Harris. Prices to the ultimate customer in many instances may be recommended or established by the independent representative and may be on a basis which is above or below the Company’s list prices. These independent representatives generally receive a discount from the Company’s list prices and may mark-up those prices in setting the final sales prices paid by the customer. During the 2000 fiscal year, sales from indirect sales channels represented 16 percent of Harris’ total sales and 19 percent of Harris’ international sales. Fiscal year 2000 orders came from a large number of foreign countries, no one of which accounted for five percent or more of the Company’s total orders.

      Certain of Harris’ exports are paid for by letters of credit, with the balance carried either on an open account or installment note basis. Advance payments, progress payments or other similar payments received prior to or upon shipment often cover most of the related costs incurred. Performance guarantees by the Company are generally required on significant foreign government contracts. In order to stay competitive in international markets, the Company also enters into recourse financing in order to facilitate sales to certain customers.

      The particular economic, social and political conditions for business conducted outside the United States differ from those encountered by domestic businesses. Management believes that the composite business risk for the international business as a whole is somewhat greater than that faced by its domestic operations as a whole. International business may subject the Company to risks such as:

•	the laws and regulations of foreign governments relating to investments and operations,

•	currency exchange controls, fluctuation of currency and currency revaluations,

•	taxes,

•	uncertainties as to local laws and enforcement of contract and intellectual property rights and occasional requirements for onerous contract clauses, and

•	rapid changes in governments and economic and political policies, political or civil unrest or the threat of international boycotts and United States anti-boycott legislation.

      Nevertheless, in the opinion of management, these risks are offset by the diversification of the international business and the protection provided by letters of credit and advance payments.

      Except for inconsequential matters, such as matters involving road and utility rights-of-way, Harris has never been subjected to threat of government expropriation, either within the United States or abroad.

      Financial information regarding the Company’s domestic and international operations is contained in the Note Business Segments in the Notes to Financial Statements.

Competition

      Harris operates in highly competitive businesses that are sensitive to technological advances. Although successful product and systems development is not necessarily dependent on substantial financial resources, some of Harris’ competitors in each of its businesses are larger and can maintain higher levels of expenditures for research and development than Harris. Harris’ competitors in the Commercial Communications segment include large multinational communications companies as well as smaller companies with developing technology expertise. Harris’ competition for U.S. government contracts typically are large, technically competent firms with substantial assets. Harris concentrates in each of its businesses on the market opportunities which management believes are compatible with its resources, overall technological capabilities, and objectives. Principal competitive factors in these businesses are cost-effectiveness, product quality and reliability, service, ability to meet delivery schedules, and the effectiveness of dealers in international areas.

Principal Customers

      Sales to the U.S. government, which is the Company’s only customer accounting for 10 percent or more of total sales, were 41 percent, 42 percent and 47 percent of the Company’s total sales from continuing operations in fiscal 2000, 1999 and 1998 respectively. All U.S. government contracts are terminable at the convenience of the U.S. government, as well as for default. Under contracts terminable at the convenience of the U.S. government a contractor is entitled to receive payments for its allowable costs and, in general, the proportionate share of fees or earnings for the work done. Contracts which are terminable for default generally provide that the U.S. government only pays for the work it has accepted and may require the contractor to pay for the incremental cost of reprocurement and may hold the contractor liable for damages.

      Companies engaged in supplying goods and services to the U.S. government are dependent on congressional appropriations and administrative allotment of funds, and may be affected by changes in U.S. government policies resulting from various military and political developments. In many cases there is also additional uncertainty relating to the complexity of designs, necessity for design improvements, and difficulty in forecasting costs and schedules when bidding on developmental and highly sophisticated technical work. For further discussion of risks relating to U.S. government contracts see “Legal Proceedings.” It is not expected that changes to the Department of Defense budget will have a material effect on the profitability of Harris in fiscal 2001.

Backlog

      Harris’ backlog of unfilled orders from continuing operations was approximately:

•	$727 million at July 31, 2000,
•	$786 million at July 31, 1999, and
•	$741 million at July 31, 1998.

      Substantially all of the backlog orders at July 31, 2000 are expected to be filled during fiscal 2001. The determination of backlog involves substantial estimating, particularly with respect to customer requirements contracts, and long-term contracts of a cost-reimbursement or incentive nature.

Research, Development and Engineering

      Research and engineering expenditures by Harris for its continuing operations totaled approximately:

•	$480 million in fiscal 2000,
•	$500 million in fiscal 1999, and
•	$591 million in fiscal 1998.

      Company-sponsored research and product development costs for its continuing operations were approximately:

•	$100 million in fiscal 2000,
•	$92 million in fiscal 1999, and
•	$94 million in fiscal 1998.

      The portion of total research and engineering expenditures not Company-sponsored was funded by government and commercial customers. Company-funded research is directed to the development of new products and to building technological capability in selected communications and electronic systems areas. Government-funded research helps strengthen and broaden the technical capabilities of Harris in its areas of interest. Almost all of the operating divisions maintain their own engineering and new product development departments, with scientific assistance provided by advanced-technology departments.

Patents and Intellectual Property

      Harris holds numerous patents which it considers, in the aggregate, to constitute an important asset. However, Harris does not consider its business or any business segment to be materially dependent upon any single patent or any group of related patents. Harris is engaged in a pro-active patent licensing program, especially in the Commercial Communications segment, and has entered into a number of unilateral license and cross-license agreements, many of which generate significant royalty income. Although existing license agreements have generated income in past years and will do so in the future, there can be no assurances Harris will enter into additional income producing license agreements. With regard to patents relating to the Government Communications segment, however, the U.S. government often has an irrevocable, non-exclusive, royalty-free license, pursuant to which the government may use or authorize others to use the inventions covered by such patents. Pursuant to similar arrangements, the government may consent to Harris’ use of inventions covered by patents owned by other persons.

      Numerous trademarks used on or in connection with Harris products are considered to be a valuable asset of Harris.

Environmental and Other Regulations

      The manufacturing facilities of Harris, in common with those of industry generally, are subject to numerous laws and regulations designed to protect the environment, particularly in regard to wastes and emissions. Harris believes that it has materially complied with these requirements and that such compliance has not had a material adverse effect on its business or financial condition. Expenditures to protect the environment and to comply with current environmental laws and regulations over the next several years are not expected to have a material impact on the Company’s competitive or financial position. If future laws and regulations contain more stringent requirements than presently anticipated, actual expenditures may be higher than the Company’s present estimates of those expenditures.

      Waste treatment facilities and pollution control equipment have been installed to satisfy legal requirements and to achieve the Company’s waste minimization and prevention goals. An estimated $0.1 million was spent on environmental capital projects in fiscal 2000, $0.3 million in fiscal 1999 and $1.7 million in fiscal 1998. A significant portion of these expenditures related to discontinued operations; however, the Company has retained certain environmental liabilities with respect to those discontinued operations. The Company currently forecasts authorization for environmental-related capital projects totaling $0.1 million in fiscal 2001. These amounts may increase in future years.

      Additional information regarding environmental matters is set forth in “Legal Proceedings” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Raw Materials and Supplies

      Because of the diversity of the Company’s products and services, as well as the wide geographic dispersion of its facilities, the Company uses numerous sources for the wide array of raw materials needed for its operations and for products that it sells. The Company is dependent upon suppliers and subcontractors for a large number of components and the ability of its suppliers and subcontractors to meet performance and quality specifications and delivery schedules. In some instances, the Company is dependent upon one or a few sources, either because of the specialized nature of a particular item or because of domestic preference requirements pursuant to which it operates on a given project. To date, the Company has not been materially adversely affected by the inability to obtain raw materials or products.

Employees

      As of June 30, 2000, Harris had approximately 10,000 employees, of whom approximately 8,500 were located in the United States. In general, Harris believes that its relations with its employees are good.

Item  2.  PROPERTIES.

      Harris operates approximately 22 plants and approximately 66 offices in the United States, Canada, Europe, Central and South America and Asia, consisting of about 3.9 million square feet of manufacturing, administrative, warehousing, engineering and office facilities that are owned and about 1.1 million square feet of sales, office and manufacturing facilities that are leased. The leased facilities are for the most part occupied under leases for terms ranging from one year to 30 years, a majority of which can be terminated or renewed at no longer than five-year intervals at Harris’ option. The Company’s corporate headquarters are owned and located in Melbourne, Florida. The location of the principal manufacturing plants owned by the Company in the United States, and the business segments which utilize such plants are as follows: Government Communications segment — Malabar, Melbourne and Palm Bay, Florida; and Commercial Communications segment — Camarillo, Redwood Shores and Sunnyvale, California; Quincy, Illinois; Littleton, Massachusetts; Cincinnati, Ohio; San Antonio, Texas; and Rochester, New York. The Commercial Communications segment also has principal manufacturing plants which are owned by Harris and located outside of the United States including plants in: Sao Paulo, Brazil; Montreal, Canada; and Cambridge, U.K.

      In the opinion of management, Harris’ facilities are suitable and adequate for their intended purposes and have capacities adequate for current and projected needs. Unused or under-utilized facilities are not considered significant.

      As of June 30, 2000, the following facilities were in productive use by Harris in its operations:

		Approximate	Approximate
		Sq. Ft. Total	Sq. Ft. Total
Segment	Function	Owned	Leased

Commercial Communications	Office/Manufacturing	840,694	602,986
Government Communications	Office/Manufacturing	2,610,828	352,533

Other
Corporate	Offices	432,293	2,225
Sales/Service	Offices	0	171,015

TOTALS		3,883,815	1,128,759

Item  3.  LEGAL PROCEEDINGS.

      From time to time, as a normal incident of the nature and kind of business in which the Company is engaged, various claims or charges are asserted and litigation commenced against the Company arising from or related to: product liability; patents, trademarks, or trade secrets; labor and employee disputes; breach of warranty; antitrust; distribution; or contractual relations. Claimed amounts may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court awards. While it is not feasible to predict the outcome of these matters with certainty, in the opinion of management, settlements and final judgments, if any, which might be rendered against the Company in existing litigation are reserved against, covered by insurance or would not have a material adverse effect on the financial condition or the business of the Company as a whole.

      Government contractors, such as the Company, engaged in supplying goods and services to the U.S. government and its various agencies are dependent on congressional appropriations and administrative allotment of funds and may be affected by changes in U.S. government policies. U.S. government contracts typically involve long lead times for design and development and are subject to significant changes in contract scheduling and may be unilaterally modified or cancelled by the government. Often these contracts call for successful design and production of complex and technologically advanced products or systems. The Company may participate in supplying goods and services to the U.S. government as either a prime contractor or as a subcontractor to a prime contractor. Disputes may arise between the prime contractor and the government and the prime contractor and its subcontractors and may result in litigation between the contracting parties.

      From time to time, the Company, either individually or in conjunction with other U.S. government contractors, may be the subject of U.S. government investigations for alleged criminal or civil violations of procurement or other federal laws. These investigations may be conducted without the Company’s knowledge. The Company is currently cooperating with certain government representatives in investigations relating to potential violations of federal procurement and other laws. The Company is unable to predict the outcome of such investigations or to estimate the amounts of resulting claims or other actions that could be instituted against it, its officers or employees. Under present government procurement regulations, if indicted or adjudged in violation of procurement or other federal civil laws a contractor, such as the Company, or one or more of its operating divisions, could be suspended or debarred from eligibility for awards of new government contracts for up to three years. In addition, a government contractor’s foreign export control licenses could be suspended or revoked. As an international company, Harris is, from time to time, the subject of investigations relating to its international operations, including under the Foreign Corrupt Practices Act and similar laws. Management does not believe that the outcome of these current disputes or investigations will have a material adverse effect on the financial condition or the business of the Company as a whole.

      In addition, the Company is subject to numerous federal and state environmental laws and regulatory requirements and is involved from time to time in investigations or litigation of various potential environmental issues concerning ongoing activities at its facilities or remediation as a result of past activities. The Company from time to time receives notices from the United States Environmental Protection Agency and equivalent state environmental agencies that it is a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state legislation. Such notices assert potential liability for cleanup costs at various sites, which include Company-owned sites, previously owned sites and non-Company owned treatment or disposal sites, allegedly containing hazardous substances attributable to the Company from past operations. The Company has been named as a PRP at eleven such sites, excluding sites as to which the Company’s records disclose no involvement or as to which the Company’s liability has been finally determined. While it is not feasible to predict the outcome of many of these proceedings, in the opinion of management, any payments the Company may be required to make as a result of currently existing claims will not have a material adverse effect on the financial condition or the business of the Company as a whole.

      Additional information regarding environmental matters is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders of Harris during the fourth quarter of fiscal 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT (As of August 31, 2000).

		Executive Office
Name	Age	Currently Held	Past Business Experience

Phillip W. Farmer	62	Chairman of the Board, President and Chief Executive Officer	Chairman of the Board and Chief Executive Officer since July 1995. President from April 1993 to July 1999 and reappointed President in June 2000. Chief Operating Officer, 1993 to 1995. Executive Vice President and Acting President — Semiconductor Sector, 1991 to 1993. President — Electronic Systems Sector, 1989 to 1991. Senior Vice President — Sector Executive, 1988 to 1989. Vice President — Palm Bay Operations, 1986 to 1988. Vice President — General Manager, Government Support Systems Division, 1982 to 1986. Director since 1993.

Bryan R. Roub	59	Senior Vice President — Chief Financial Officer	Senior Vice President — Chief Financial Officer since October 1993. Senior Vice President — Finance, July 1984 to October 1993. Formerly with Midland-Ross Corporation in the capacities of: Executive Vice President — Finance, 1982 to 1984; Senior Vice President, 1981 to 1982; Vice President and Controller, 1977 to 1981; and Controller, 1973 to 1977.

Richard L. Ballantyne	60	Vice President — General Counsel and Secretary	Vice President — General Counsel and Secretary since November 1989. Formerly Vice President — General Counsel and Secretary, Prime Computer, Inc., 1982 to 1989.

James L. Christie	48	Vice President — Controller	Vice President — Controller since October 1999 and Vice President — Acting Controller from July 1999 to October 1999. Vice President — Internal Audit, August 1992 to June 1999. Director — Internal Audit, 1986 to 1992. Formerly Director — Internal Audit and Division Controller at Harris Graphics Corporation, 1985 to 1986. Various corporate and division financial positions at Harris, 1978 to 1985.

Nick E. Heldreth	58	Vice President — Human Resources and Corporate Relations	Vice President — Human Resources and Corporate Relations since July 1996. Vice President — Human Resources since June 1986. Formerly Vice President — Personnel and Industrial Relations, Commercial Products Division, Pratt & Whitney and various related assignments with United Technologies Corporation, 1974 to 1986.

		Executive Office
Name	Age	Currently Held	Past Business Experience

Robert K. Henry	53	President — Government Communications Systems Division	President — Government Communications Systems Division since July 1999. Vice President-General Manager of Communications Systems Division of the Electronic Systems Sector from November 1997 to July 1999. Formerly with Sanders, a Lockheed Martin company, in various capacities of increasing responsibility, including: Vice President of Engineering from May 1997 to November 1997; and Vice President-General Manager Information Systems from June 1995 to April 1997. Technical Operations Director, Martin Marietta from 1993 to June 1995. Business Interface South Manager, GE Aerospace, 1990 to 1993.

Ronald R. Spoehel	42	Vice President — Corporate Development	Vice President — Corporate Development since October 1994. Formerly, Senior Vice President, ICF Kaiser International, Inc., in various general management assignments including member of the office of the chairman, chief financial officer, and treasurer, 1990 to 1994; and Vice President, Investment Banking, Lehman Brothers (formerly Shearson Lehman Hutton Inc.), 1985 to 1990.

David S. Wasserman	57	Vice President — Treasurer	Vice President — Treasurer since January 1993. Vice President — Taxes, 1987 to 1993. Formerly Senior Vice President, Midland-Ross Corporation, 1979 to 1987.

      There is no family relationship between any of the Company’s executive officers or directors, and there are no arrangements or understandings between any of the Company’s executive officers or directors and any other person pursuant to which any of them was elected as an officer or director, other than arrangements or understandings with directors or officers of the Company acting solely in their capacities as such.

      All of the Company’s executive officers are elected annually and serve at the pleasure of the board of directors.

PART II

Item 5.                              MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

      Harris Corporation Common Stock, par value $1 per share, is listed and traded on the New York Stock Exchange, Inc. (“NYSE”), under the ticker symbol “HRS,” and is also traded on the Boston, Chicago, Pacific and Philadelphia Stock Exchanges and through the Intermarket Trading System. As of August 25, 2000, there were approximately 9,817 holders of record of the Common Stock.

      The high and low sales prices as reported in the consolidated transaction reporting system and the dividends paid on the Common Stock for each quarterly period in the last two fiscal years are reported below:

					Cash
	High		Low		Dividends

Fiscal 1999

First Quarter	$44	1/4	$29	15/16	$0.24

Second Quarter	$39	11/16	$27	9/16	$0.24

Third Quarter	$39	15/16	$27	13/16	$0.24

Fourth Quarter	$40	5/8	$27	5/16	$0.24

					$0.96

Fiscal 2000

First Quarter	$39	11/16	$23	5/8	$0.24

Second Quarter	$28	15/16	$18	1/4	$0.05

Third Quarter	$39	3/8	$23	3/4	$0.05

Fourth Quarter	$36	3/4	$26	5/8	$0.05

					$0.39

      On August 25, 2000, the last sale price of the Harris Common Stock as reported in the consolidated transaction reporting system was $29.125 per share.

      On August 26, 2000, the board declared a quarterly cash dividend of $0.05 per share which will be paid on September 22, 2000 to holders of record on September 8, 2000. The Company has paid cash dividends every year since 1941 and currently expects that cash dividends will continue to be paid in the future. Following the spin-off of Lanier, Harris reduced its annual dividend rate from $0.96 per share to its current annual level of $0.20 per share. The declaration of dividends and the amount thereof will depend on a number of factors, including Harris’ financial condition, capital requirements, results of operations, future business prospects and other factors the board of directors may deem relevant.

      On October 22, 1999, the board authorized the Company to repurchase up to 15,000,000 shares of its Common Stock periodically in the open-market, in negotiated or block transactions or pursuant to tender offers. During fiscal year 2000, the Company repurchased approximately 10.7 million of its shares in open-market transactions.

      On August 23, 1997, the board of directors of Harris approved a two-for-one stock split to shareholders of record at the close of business on September 4, 1997. All share information in this Annual Report on Form 10-K has been restated to reflect the stock split.

Item  6.  SELECTED FINANCIAL DATA.

      The following table summarizes selected historical financial information of Harris Corporation and its subsidiaries for each of the last five fiscal years. All amounts presented have been restated on a continuing operations basis. Discontinued operations and the restructuring charges are more fully discussed in the Notes to Financial Statements. The selected financial information shown below has been derived from Harris’ audited consolidated financial statements. This table should be read in conjunction with other financial information of Harris, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included elsewhere herein.

	Fiscal Years Ended

	2000 (1)	1999 (2)	1998 (3)	1997	1996

	(In millions, except per share amounts)

Revenue from sales and services	$1,807.4	$1,743.5	$1,924.8	$1,948.6	$1,797.1

Cost of sales and services	1,352.6	1,278.3	1,443.5	1,460.7	1,325.6

Interest expense	25.2	9.8	12.5	23.8	33.3

Income from continuing operations before income taxes	38.5	78.0	103.7	99.2	77.3

Income taxes	13.5	28.1	37.3	34.9	27.7

Income from continuing operations before extraordinary item	25.0	49.9	66.4	64.3	49.6

Discontinued operations net of income taxes	(7.0)	12.4	66.6	143.2	128.8

Income before extraordinary item	18.0	62.3	133.0	207.5	178.4

Extraordinary loss from early retirement of debt net of income taxes	—	(9.2)	—	—	—

Net income	18.0	53.1	133.0	207.5	178.4

Average shares outstanding (diluted)	73.4	79.7	80.0	78.8	77.8

Per share data (diluted):

Income from continuing operations before extraordinary item	0.34	0.63	0.83	0.81	0.64

Discontinued operations	(0.09)	0.16	0.83	1.82	1.65

Extraordinary loss	—	(0.12)	—	—	—

Net income	0.25	0.67	1.66	2.63	2.29

Cash dividends	0.39	0.96	.88	.76	.68

Net working capital	1,073.1	224.1	268.6	310.6	386.0

Net plant and equipment	295.4	291.6	314.8	293.1	293.9

Long-term debt	382.6	514.5	761.0	681.4	584.4

Total assets	2,326.9	2,958.6	3,230.4	3,075.7	2,677.9

Shareholders’ equity	1,374.3	1,589.5	1,637.4	1,593.9	1,372.8

Book value per share	19.93	19.96	20.46	20.02	17.66

(1)	Results for fiscal 2000 include after-tax charges of $26.7 million ($0.36 cents per share) for restructuring expenses and a $7.0 million ($0.10 cents per share) write-off of purchased in-process research and development.

(2)	Results for fiscal 1999 include after-tax charges of $3.3 million ($0.04 cents per share) for restructuring expenses and a $13.1 million ($0.16 cents per share) special charge for litigation costs.

(3)	Results for fiscal 1998 include an after-tax charge of $10.3 million ($0.13 cents per share) for restructuring expenses.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion and analysis provides information that management believes is useful in understanding Harris’ operating results, cash flows, and financial condition. The discussion is based on Harris’ continuing operations and should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and related notes appearing elsewhere in this report. Except for the historical information contained here, the discussions in this document contain forward-looking statements that involve risks and uncertainties. Harris’ actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under “Forward-Looking Statements” below.

Results of Operations

      On November 5, 1999, Harris completed the spin-off of its Lanier Worldwide, Inc. subsidiary as an independent, publicly owned company. Additionally, on August 13, 1999, Harris completed the sale of substantially all of its semiconductor business. As a result of these actions, the Lanier and semiconductor businesses are presented as discontinued operations for all periods presented. Continuing operations are reported under two segments: the Government Communications segment, which is comprised of the operations of the former Electronic Systems Sector, and the Commercial Communications segment, which is comprised of the operations of the former Communications Sector. The following discussion is on a continuing operations basis.

Restructuring

      In fiscal 2000, Harris recorded a $41 million charge ($26.7 million after income tax) for the restructuring of its operations. Restructuring actions included a reduction in workforce of approximately 161 employees and provisions for the write-down of intangible assets, equipment, and other assets associated with the exit from Harris’ telephone switching and alarm management product lines.

      In the third quarter of fiscal 2000, 161 switching business employees were notified that their employment would be terminated and what their specific severance benefits would be. These employees worked in the marketing, sales, manufacturing, and administrative areas and were primarily located in Marin County, California. As of June 30, 2000, 62 employees had been terminated with the balance to be terminated by September 30, 2000.

      In June 2000, Harris sold the core switch business to Teltronics, Inc. Harris also sold the alarm management business to Mediation Technology Corporation in August 2000. Harris also intends to sell other portions of this product line, including the international activities, during fiscal 2001. Gains or losses from the sale of these operations are included or will be included in restructuring expenses in the period the sale occurs. Estimated discounted cash flows were used in determining the fair value of assets and liabilities in recording the restructuring charge.

      Cash outlays for restructuring actions will be primarily for severance benefits. Harris expects to pay these benefits ratably over the first two quarters of fiscal 2001 from currently available cash sources. Sales from these product lines were $73.5 million in 2000, $126.6 million in 1999, and $140.4 million in 1998. Operating losses from these product lines were $18.9 million in 2000, $3.6 million in 1999, and $2.9 million in 1998.

      In fiscal 1999, Harris recorded a $5.1 million charge ($3.3 million after income tax) for severance costs associated with the restructuring of Harris. In connection with this restructuring, Harris identified employee reductions of 606, all of which occurred during fiscal 2000.

      Harris does not anticipate any further restructuring charges with respect to the items noted above in fiscal 2001 other than gains or losses that may result from the sale of the exited product lines or restructuring noted above. For further information, see the “Restructuring” footnote in the Notes to Financial Statements.

Purchased In-Process Research and Development

      In January 2000, Harris purchased Louth Automation, a leading supplier of advanced automation systems for radio and television broadcasters. Harris paid cash in the net amount of approximately $87 million. The final determination of the purchase price is subject to adjustment.

      In connection with the acquisition, Harris allocated $10.7 million of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete products. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the in-process research and development had no alternative future uses. Accordingly, these costs were expensed as a one-time charge to earnings in the third quarter of fiscal 2000.

      In making the purchase price allocation to in-process research and development, Harris relied on present value calculations of income, an analysis of project accomplishments and completion costs, and an assessment of overall contribution and project risk. The amounts assigned to the in-process research and development were determined by identifying significant research projects for which technological feasibility had not been established. The fair values assigned to each of the significant projects and the stage of completion are reported below:

		Stage of
Product	Fair Value	Completion

	(In millions)

Version 9.5 of ADC Software	$6.8	80%

Media Browser	1.7	70%

News	1.0	70%

All others	1.2	50% to 90%

Total	$10.7

      A discussion of the three most significant projects follows:

Version 9.5 of the Automated Device Controller (“ADC”) Software:

•	Base ADC product is an all-purpose program/commercial automation system with the ability to integrate a wide variety of broadcast devices.

•	Version 9.5 provides a link between traffic, engineering, and on-air broadcasting operations.

•	The primary functions under development include:

•	The implementation of Network Device Control Protocall and control of hardware and video servers across the network;

•	The ability to use TCP/IP and other remote configurations;

•	Creation of a driver that will function with proprietary Sony Protocall;

•	Other specific functionality such as Spencer Still Store and DUET; and

•	Creation of video disk enhancements.

•	The development of Version 9.5 was initiated in early calendar 1998 (conceptualization of features, etc.).

•	The amount of completion is estimated at 80% (considering time-based, cost-based, and milestone-based completion measures).

•	Version 9.5 incorporates significant leverage on existing technology from ADC version 9.4. The degree of leverage was estimated to be 50%.

Media Browser:

•	Media Browser will provide scaleable infrastructure that will expedite the simultaneous browsing of broadcast media clips from servers at different locations. This new functionality will equip the control room with new traffic management and scheduling capabilities.

•	The development of Media Browser was initiated in July 1998 (conceptualization of features, etc.).

•	The amount of completion is estimated at 70% (considering time-based, cost-based, and milestone-based completion measures).

•	Media Browser’s leverage on existing technology base is estimated at 25%.

News:

•	News will provide new functionality related to three major areas of news broadcast operations: news transmission, material acquisition, and material management.

•	The development of News was initiated in July 1999.

•	The amount of completion is estimated at 70% (considering time-based, cost-based, and milestone-based completion measures).

•	News has minimal leverage on existing technology base from ADC version 9.4. The degree of leverage was estimated at 10%. There is no previous version of the News product.

      The value assigned to purchased in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products and discounting the net cash flows to their present value using a discount rate of 28 percent.

      Remaining development efforts for these in-process research and development projects include various phases of design, development, and testing. The anticipated completion dates for the in-process research and development projects will occur within the next twelve months, after which Harris expects to begin generating economic benefits from the technologies over a seven-year life cycle. Expenditures to complete these projects are expected to total $0.9 million.

      These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. We expect to continue these development efforts and believe we have a reasonable chance of successfully completing the research and development programs. However, there is a risk associated with the completion of the projects and there is no assurance that any will attain either technological or commercial success.

Fiscal 2000 Compared with 1999

Revenue and Operating Income by Segment

      Revenue for fiscal 2000 was $1,807.4 million, an increase of 3.7 percent compared to the prior year. Operating income in fiscal 2000 was $36.3 million versus $74.5 million for the prior year.

      Segment revenue and operating income were as follows:

			Percent
			Increase/
	2000	1999	(Decrease)

	(In millions)

Revenue

Government Communications	$815.9	$813.2	0.3%

Commercial Communications	991.5	930.3	6.6%

Total Revenue	$1,807.4	$1,743.5	3.7%

Operating Income

Government Communications	$58.1	$52.1	11.5%

% of revenue	7.1%	6.4%

Commercial Communications(1)	(33.3)	34.1	—

% of revenue	(3.4)%	3.7%

Headquarters expense(2)	(36.7)	(31.0)	18.4%

Other income(3)	48.2	19.3	149.7%

Total Operating Income	$36.3	$74.5	(51.3)%

% of revenue	2.0%	4.3%

(1)	Fiscal 2000 includes a $41 million restructuring expense and a $10.7 million write-off of purchased in-process research and development. Fiscal 1999 includes a $20.6 million special charge for a litigation settlement.

(2)	Fiscal 1999 includes a $5.1 million restructuring expense.

(3)	Fiscal 2000 includes a $21.9 million gain from the sale of Intersil Holding Corporation stock.

      Government Communications Segment: Government Communications segment revenue in fiscal 2000 increased 0.3 percent from the prior year, and operating income increased 11.5 percent. These results were impacted by an $18.0 million write-off in fiscal 1999 for the settlement of claims and unrecoverable contract development costs on two contracts. Excluding this write-off, revenues declined one percent and operating income declined 17.1 percent from fiscal 1999. Despite improved operating margins on more recent contract awards in 2000, operating income has been impacted by margin pressure from poorer-performing older contracts. Revenue growth and operating income improved significantly in the fourth quarter compared to the third quarter of fiscal 2000. Backlog continued to build reflecting a robust win rate percentage and increased spending by the U.S. government for defense.

      Commercial Communications Segment: Commercial Communications segment revenue in fiscal 2000 increased 6.6 percent over 1999. Excluding sales from the recently exited telephone switching product line, the Commercial Communications segment’s sales increased from $803.7 million to $918.0 million, or 14.2 percent. This segment experienced double-digit growth in all four of the segment’s major continuing commercial product lines: microwave, network support, broadcast, and tactical radio. These revenue increases were partially offset by a 41.9 percent decrease in revenue from the recently exited telephone switching and alarm management product lines.

      The segment’s operating loss for 2000 was impacted by the $41.0 million restructuring charge and the $10.7 million purchased in-process research and development write-off mentioned previously, as well as a $12.0 million write-down of inventory related to the telephone switching and alarm management product lines that were exited. These product lines also incurred an additional $18.9 million in operating losses in 2000 compared to a loss of $3.6 million in 1999. The segment’s fiscal 2000 operating loss also includes transition costs of $16.5 million associated with exiting these product lines. Such costs included relocation of the network support business unit’s headquarters from Marin County, California to Melbourne, Florida; collection losses on accounts receivable; and excess manufacturing costs related to idle capacity in Marin County. Harris ceased all marketing, sales, and research and development for the telephone switching and alarm management product lines as of February 2000. The operating losses through February 2000 included a significant amount of marketing and sales expenses, as well as research and development costs in the telephone switching product line.

      Excluding the items mentioned above in both the current and prior year, as well as a $20.6 million special charge for a patent litigation settlement in the prior year, the Commercial Communications segment’s operating income increased from $58.3 million in 1999 to $65.8 million in 2000, or 12.9 percent. The increase in operating income was driven mainly by the 14.2 percent sales growth in the Commercial Communications segment’s continuing commercial product lines.

      Orders and revenue increased for microwave radios during the year as markets continued to rebound in North America, Latin America, and China. In June 2000, Harris completed the acquisition of the point-to-point microwave business of TRT Lucent Technologies. The acquisition provides for a five-year preferred supplier agreement to serve the worldwide point-to-point microwave needs of Lucent’s wireless divisions.

      In the first quarter of fiscal 2001, Harris also entered into agreements to acquire Wavtrace, Inc., a privately-held, leading developer of broadband wireless access systems. The acquisition when completed is expected to support Harris’ initiative to lead the world in the delivery of point-to-point and point-to-multipoint broadband wireless access solutions for microwave and millimeter wave frequencies.

      The broadcast communications business reported a strong increase in revenues due primarily to its new studio automation business, which was bolstered by the purchase of Louth Automation, the leading supplier of advanced automation systems for digital television, over-the-air broadcast, and cable and industrial applications. The acquisition of Louth Automation brings competencies in automation and control to complement Harris’ leadership position in broadcast transmission and digital encoding. This acquisition further broadens Harris’ global position in the broadcast markets.

      The tactical radio product line experienced a significant increase in sales as it continues to benefit from the market’s enthusiasm for its high data rate, multiband, secure radios which were introduced in fiscal 2000 to meet the growing bandwidth requirement as digital technology is embraced by the military.

      Orders and revenues also increased substantially for the network support business. This increase was aided by increased demand for the telecom line test systems used by competitive local exchange carriers (CLECs) to deploy digital subscriber lines (DSLs) for applications such as high-speed Internet service and other broadband communication services for voice, data, and video.

Comparative Statement of Income

      Harris’ comparative statement of income is as follows:

			Percent
			Increase/
	2000	1999	(Decrease)

	(In millions)

Revenue from product sales and services	$1,807.4	$1,743.5	3.7%

Cost of product sales and services	1,352.6	1,278.3	5.8%

Gross margin	454.8	465.2	(2.2)%

% of revenue	25.2%	26.7%

Engineering, selling and administrative expenses	404.5	380.0	6.4%

% of revenue	22.4%	21.8%

Amortization of goodwill and purchased intangible assets	10.5	4.3	144.2%

Restructuring expenses	41.0	5.1	703.9%

Purchased in-process research and development	10.7	—	—

Special charge for litigation	—	20.6	—

Other income	(48.2)	(19.3)	149.7%

Operating income	36.3	74.5	(51.3)%

% of revenue	2.0%	4.3%

Interest income	27.4	13.3	106.0%

Interest expense	(25.2)	(9.8)	157.1%

Income from continuing operations before taxes	38.5	78.0	(50.6)%

% of revenue	2.1%	4.5%

Income taxes	13.5	28.1	(52.0)%

Income from continuing operations before extraordinary item	$25.0	$49.9	(49.9)%

% of revenue	1.4%	2.9%

      Gross Margin: The gross margin as a percent of revenue was 25.2 percent in fiscal 2000 compared to 26.7 percent in 1999. The decline in gross margins was primarily due to a $12.0 million write-down of inventory and lower gross margin related to the telephone switching product line that was exited.

      Excluding the impact of this exited product line, gross margin as a percent of revenue was 26.2 percent in 2000 compared to 25.8 percent in 1999. The increase is due to improved gross margins in Harris’ Commercial Communications segment’s broadcast, network support, and microwave radio product lines.

      Engineering, Selling and Administrative Expenses:  Engineering, selling, and administrative expenses as a percent of revenue were 22.4 percent in fiscal 2000 versus 21.8 percent in 1999. Fiscal 2000 operating expenses were impacted by $16.5 million of transition costs associated with exiting the telephone switching product line. Such costs include relocation of the network support business unit’s headquarters from Marin County, California to Melbourne, Florida; collection losses on accounts receivable; and excess manufacturing costs related to idle capacity in Marin County. The operating expenses were also impacted by administrative and general, marketing and sales, and research and development expenses in the telephone switching product line in the first half of the fiscal year.

      Excluding the impact of the exited product line, operating expenses as a percent of revenue were 20.6 percent in 2000 versus 20.3 percent in 1999. The increase was primarily due to planned increases in selling and engineering, research and development expenses, as well as increased headquarters expenses. The increased headquarters expenses were primarily attributable to unusually low executive compensation in fiscal 1999 and costs associated with the centralization of company-wide shared services in fiscal 2000.

      Goodwill Amortization:  Goodwill amortization increased from $4.3 million in fiscal 1999 to $10.5 million in fiscal 2000. The increase was due to acquisitions made in Harris’ broadcast systems product line during fiscal 2000, primarily the acquisition of Louth Automation.

      Other Income:  Other income increased from $19.3 million in 1999 to $48.2 million in 2000 due primarily to a $21.9 million gain from the sale of one million shares of Intersil Holding Corporation stock as a part of Intersil Holding Corporation’s initial public offering. The remaining increase was due to gains on the sale and redemption of other securities partially offset by lower income from Harris’ equity investments.

      Interest Income and Interest Expense:  Interest income increased from $13.3 million in 1999 to $27.4 million in 2000 due to higher cash balances that resulted from the sale of the semiconductor business and the spin-off of Lanier Worldwide, Inc. Interest expense increased from $9.8 million in 1999 to $25.2 million in 2000 due to a higher allocation of interest expense to the results of discontinued operations in the prior year. Total interest expense from both continuing operations and discontinued operations decreased from $84.0 million in 1999 to $41.7 million in 2000. This decrease is due to the repayment of short-term debt with the cash received from the sale of the semiconductor business and the spin-off of Lanier Worldwide, Inc. and lower interest rates.

      Income Taxes:  The provision for income taxes as a percentage of pretax income was 35.0 percent in fiscal 2000 versus 36.0 percent in the prior year. Both 2000 and 1999 benefited from tax rates on foreign source income and export sales, which offset the additional provision needed for state income taxes.

      Return on Revenue:  Income from continuing operations as a percentage of revenue was 1.4 percent in 2000 versus 2.9 percent in 1999. The reduction was primarily due to restructuring expenses, purchased in-process research and development, and the transition costs and operating losses of exited product lines which were partially offset by the gain from sales of Intersil Holding Corporation stock. Excluding these items, income from continuing operations as a percentage of revenue increased from 4.2 percent in 1999 to 4.3 percent in 2000.

      Selected financial information relating to geographical regions and export sales is set forth in the note “Business Segments” in the Notes to Financial Statements.

Fiscal 1999 Compared with 1998

      Net Sales and Operating Income:  Revenue from product sales and services decreased 9.4 percent to $1.74 billion in fiscal 1999, from $1.92 billion in fiscal 1998. Income from continuing operations before extraordinary item was $49.9 million, down 24.8 percent from $66.4 million in fiscal 1998. Income from continuing operations before extraordinary item in fiscal 1999 included a restructuring charge for employee reductions of $5.1 million, a one-time $20.6 million charge for litigation costs for the settlement of a patent litigation relating to an older product no longer manufactured by the Company, and an $18.0 million charge for settlement of claims and unrecoverable contract development costs on two contracts. Prior-year income from continuing operations includes $16.1 million of restructuring expenses and a $12.0 million provision for costs associated with a Malaysian contract. Excluding all of the above items for both years, income from continuing operations declined approximately 8 percent in fiscal 1999.

      Net sales for the Government Communications segment in fiscal 1999 were $813.2 million, 14.5 percent lower than the prior year, while operating profit increased 18.7 percent to $52.1 million. Excluding prior year restructuring charges and unusual long-term contract charges in both years ($18.0 million in fiscal 1999 and $19.8 million in fiscal 1998), operating profit increased 10.0 percent in fiscal 1999. Lower sales in the segment’s information systems and aerospace systems product lines more than offset growth in the communications systems product line. Lower sales in information systems and aerospace systems was primarily attributable to declining order backlog. The increase in operating profit was related to final settlement of prior year’s overhead rates and to increased gross margins resulting from a more favorable contract mix.

      Commercial Communications segment sales decreased 4.5 percent to $930.3 million in fiscal 1999, from $973.7 million in fiscal 1998. Excluding a fiscal 1999 one-time $20.6 million charge for litigation costs and a fiscal 1998 restructuring charge of $8.3 million, operating profit declined 19.9 percent to $54.7 million from $68.3 million in fiscal 1998. Significantly lower sales and gross margins in the segment’s microwave radio and digital switch product lines offset modest improvement in sales and earnings for the segment’s broadcast equipment product line. Lower sales in the microwave product lines resulted primarily from weak international markets and lower than expected PCS growth in the North American market. As a result, overcapacity in the industry caused severe pricing pressures and margin erosion. There also was a significant reduction in foreign sales for digital switch products. Sales for the segment’s radio communication product line were marginally higher than the prior year while operating profit was relatively unchanged.

      Cost of Sales and Services:  Cost of sales and services was $1.28 billion in fiscal 1999. Costs as a percentage of sales decreased from 75.0 percent in fiscal 1998 to 73.3 percent in fiscal 1999. The decrease was primarily attributable to improved gross margins in the Company’s Government Communications segment which were partially offset by the decline in the gross margins in the Commercial Communications segment.

      Operating Expenses:  Engineering, selling, and administrative expenses as a percentage of sales were 22 percent in 1999, up slightly from 21.9 percent in the prior year. Higher expenditures for marketing and Company-sponsored research and development were offset by lower administrative expenses for the year. Headquarters expense, which is included in administrative expenses, was $28.4 million lower than fiscal 1998 due to lower expenses associated with the employee benefit plans and a continued emphasis on cost controls.

      Other Income and Expense:  Interest expense was lower in fiscal 1999 due to a lower level of borrowings from continuing operations in fiscal 1999 compared to fiscal 1998. Interest expense is allocated to the Company’s discontinued operations based upon the capital employed by the business. Interest expense before allocations to discontinued operations increased from $73.2 million to $84.0 million due to higher borrowings and higher interest rates.

      “Other income” was $38.3 million lower in fiscal 1999 due primarily to lower amounts of gains from the sale of investment securities and lower royalty income compared to fiscal 1998.

      The provision for income taxes from continuing operations as a percentage of income before income taxes was 36.0 percent in both fiscal 1999 and fiscal 1998. The increase from the statutory U.S. income tax rate of 35.0 percent in both years was due primarily to provisions for state income taxes.

Liquidity and Financial Position

      Harris’ comparative financial position is as follows:

			Percent
			Increase/
	2000	1999	(Decrease)

	(In millions except per share amounts)

Cash and marketable securities	$810.7	$101.2	701.1%

Other current assets	818.3	930.2	(12.0)%

Current liabilities	555.9	807.3	(31.1)%

Working capital	$1,073.1	$224.1	378.8%

% of revenue	59.4%	12.9%

Intangibles resulting from acquisitions	$166.2	$72.8	128.3%

Non-current deferred income taxes	$14.1	$47.3	(70.2)%

Total debt	$491.0	$838.7	(41.5)%

Total shareholders’ equity	$1,374.3	$1,589.5	(13.5)%

Total debt as a % of total capital	26.3%	34.5%

Book value per share	$19.93	$19.96	(0.2)%

Purchase of Common Stock for treasury	$232.8	$15.7	1,382.8%

Additions of plant and equipment	$81.3	$60.4	34.6%

      Cash and marketable securities:  Harris completed several transactions that resulted in significant cash receipts including $520 million from the sale of it semiconductor business to Intersil Corporation, $546 million from the Lanier Worldwide, Inc. spin-off, and $120 million from the payment of a note and the sale of Intersil Holding Corporation shares as a result of the initial public offering of Intersil Holding Corporation. Harris has used a portion of this cash to reduce total debt by $347.7 million, to repurchase Harris’ Common Stock, and for other general corporate purposes, such as the acquisitions of Louth Automation and TRT Lucent Technologies’ point-to-point microwave radio business.

      Harris plans to use its remaining cash balances for similar general corporate purposes in the future, such as acquisitions and repurchases of its Common Stock.

      Marketable securities increased from $15.5 million as of July 2, 1999 to $432.5 million as of June 30, 2000. The increase was primarily due to Harris’ holdings in Intersil Holding Corporation and AirNet Communications Corporation, each of which completed initial public offerings during fiscal 2000.

      Harris also has available a $500 million syndicated credit facility and a $500 million shelf registration. Management currently believes that existing cash, funds generated from operations, sales of marketable securities, the credit facility, and access to the public debt markets will be sufficient to provide for Harris’ anticipated requirements for working capital, capital expenditures, and any additional stock repurchases under the current repurchase program for the next twelve months.

      Working capital:  Working capital increased $849.0 million from $224.1 million as of July 2, 1999 to $1,073.1 million as of June 30, 2000. Also, total debt decreased from $838.7 million to $491.0 million for the same periods. These changes were largely due to a $292.5 million increase in cash and cash equivalents, a $248.1 million decrease in short-term debt due to the sale of Harris’ semiconductor operation and the spin-off of Lanier Worldwide, Inc., and a $417.0 million increase in marketable securities noted above. These increases were partially offset by a $142.9 million change in current deferred income taxes related primarily to unrealized gains on marketable securities, increased receivables due to more extended terms in Harris’ Commercial Communications segment, and a decrease in accounts payable.

      Intangibles resulting from acquisitions:  Intangibles resulting from acquisitions increased from $72.8 million as of July 2, 1999 to $166.2 million as of June 30, 2000. The increase was due primarily to goodwill recorded as a result of the Louth Automation acquisition and intellectual property associated with the TRT Lucent Technologies’ point-to-point microwave radio business acquisition.

      Non-current deferred income taxes:  The liability for non-current deferred income taxes was $14.1 million as of June 30, 2000 versus $47.3 million as of July 2, 1999. The decrease was due primarily to lower amounts of timing differences related to accruals and depreciation partially offset by more timing differences related to international tax loss carryforwards.

      Total debt and capitalization:  At June 30, 2000, debt totaled $491.0 million, representing 26.3 percent of total capital (defined as the sum of total debt plus shareholders’ equity). A year earlier, debt of $838.7 million was 34.5 percent of total capital. Cash received from the sale of Harris’ semiconductor operation and the spin-off of Lanier Worldwide, Inc. was used to decrease the debt balance. Year-end long-term debt included $350.0 million of debentures, $30.5 million of notes payable to banks, and $2.1 million of other long-term debt.

      In 2000, Harris issued 161,545 shares of Common Stock to employees under the terms of Harris’ stock purchase, option, and incentive plans.

      Harris’ debt is currently rated “BBB” by Standard and Poor’s Ratings Group and “Baa1” by Moody’s Investors Service. Harris expects to maintain operating ratios, fixed charge coverage ratios, and balance sheet ratios sufficient for retention of these debt ratings.

      Purchase of Common Stock for Treasury:  Harris used $232.8 million to repurchase 10.7 million shares of its Common Stock in fiscal 2000 compared to $15.7 million to purchase 0.4 million shares in fiscal 1999. Harris’ board of directors has approved a share repurchase program which authorizes the repurchase of up to 15 million shares through open market transactions, in negotiated block transactions or pursuant to tender offers.

      Additions of Plant and Equipment:  Additions of plant and equipment for 2000 were $81.3 million versus $60.4 million in 1999. The increase is due to the purchase of a new headquarters building for Harris’ broadcast communications operation in Mason, Ohio and the buyout of a lease on a PC board manufacturing plant in San Antonio, Texas. Harris has outsourced this manufacturing process and is leasing the space to the new manufacturer. Total additions for Harris in fiscal 2001 are expected to be approximately $80 million.

Retirement Plans

      Retirement benefits for substantially all of Harris’ employees are provided primarily through a retirement plan having profit sharing and savings elements. Harris also provides limited health-care benefits to retirees who have 10 or more years of service. All obligations under Harris’ retirement plans have been fully funded by Harris’ contributions, the provision for which totaled $37.4 million in fiscal 2000.

Impact of Foreign Exchange

      Approximately 50 percent of Harris’ international business is transacted in local currency environments. The impact of translating the assets and liabilities of these operations to U.S. dollars is included as a component of shareholders’ equity. At June 30, 2000, the cumulative translation adjustment reduced shareholders’ equity by $16.5 million compared to a reduction of $11.7 million at July 2, 1999.

      Harris utilizes foreign currency hedging instruments to minimize the currency risk of international transactions. Gains and losses resulting from currency rate fluctuations did not have a material effect on Harris’ results in 2000, 1999, or 1998.

Impact of Inflation

      To the extent feasible, Harris has consistently followed the practice of adjusting its prices to reflect the impact of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services.

Market Risk Management

      Harris, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates, fluctuations in the market value of its equity securities available for sale, and changes in interest rates. Harris employs established policies and procedures governing the use of financial instruments to manage its exposure to such risks.

      Harris uses foreign exchange contracts and options to hedge both balance sheet and off-balance sheet foreign currency commitments. Specifically, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, and accounts receivable from and future committed sales to customers, and intercompany loans. Management believes the use of foreign currency financial instruments should reduce the risks, which arise from doing business in international markets. Contracts are generally one year or less. At June 30, 2000, Harris had open foreign exchange contracts with a notional amount of $28.5 million, of which $4.0 million were to hedge off-balance sheet commitments. At July 2, 1999, Harris had open foreign exchange contracts with a notional amount of $37.0 million, of which $7.7 million was to hedge off-balance sheet commitments. Additionally, for the fiscal year ended June 30, 2000, Harris purchased and sold $432.3 million of foreign exchange forward and option contracts, compared to $366.1 million for the comparable prior year period. Harris’ hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of Harris’ hedging programs include accuracy of sales estimates, volatility of currency markets, and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for Harris’ foreign currency derivatives held at June 30, 2000 would have an impact of approximately $1.7 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of Harris’ foreign denominated assets, liabilities and firm commitments.

      Harris also maintains a portfolio of marketable equity securities available for sale. These investments result from the retained interest in sold or spun-off businesses and the investment in start-up companies that have technology or products that are of interest to Harris. The fair market value of these securities at June 30, 2000 was $432.5 million, compared to $15.5 million as of July 2, 1999. This increase was due to the initial public offerings of two of these investments and an increase in these securities’ quoted market prices. The corresponding unrealized gain is included as a component of shareholders’ equity. These investments have historically had higher volatility than most market indices. A 10 percent adverse change in the quoted market price of marketable equity securities would have an impact of approximately $43.3 million on the fair market value of these securities.

      Harris utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. Harris does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2001, although there can be no assurances that interest rates will not significantly change.

Environmental Matters

      Harris is actively engaged in complying with environmental protection laws. In addition to ongoing internal compliance programs, an estimated $0.1 million was spent on environmental capital projects in fiscal 2000 and $0.3 million in fiscal 1999. Harris estimates that it will authorize $0.1 million in fiscal 2001 for environmental-related capital projects. Under the Superfund Act or similar state environmental laws, Harris also has potential liability at various waste sites designated for clean-up. Harris is named as a potentially responsible party at eleven such sites where future liabilities could exist. These sites include two Harris-owned sites, four sites associated with former Harris locations, and five non-Harris owned treatment or disposal sites, allegedly containing hazardous substances attributable to Harris from past operations. Harris routinely assesses its contingencies, obligations, and commitments to clean up and monitor sites in light of in-depth studies, analysis by environmental experts, and legal reviews. At the two Harris-owned sites and four sites associated with former Harris locations, Harris is involved primarily in monitoring and remediation programs that have been implemented in cooperation with various environmental agencies. At the other sites, Harris is involved as one of numerous potentially responsible parties (PRPs). In ascertaining environmental exposures, management must assess the extent of contamination, the nature of remedial actions, continually evolving governmental standards, and the number, participation level, and financial viability of other PRPs and other similar variables. Based upon internal and third-party studies, as well as the remediation and monitoring expense history at the two Harris-owned sites and four sites associated with former Harris locations, the number and solvency of PRPs at the other sites, and an assessment of other relevant factors, Harris has estimated that its discounted liability under the Superfund Act and other environmental statutes and regulations for identified sites, using a 9.5 percent discount rate, is approximately $5.5 million. Harris has accrued these discounted liabilities. The expected aggregate undiscounted amount that will be incurred over the next 20 to 25 years (depending on the number of years for each site) is approximately $11.1 million. The expected payments for the next five years are: 2001 — $1.4 million; 2002 — $0.9 million; 2003 — $0.6 million; 2004 — $0.6 million; 2005 — $0.6 million; and the aggregate amount thereafter is approximately $7.0 million.

Year 2000 Issue

      The Year 2000 statements set forth below are designated as “Year 2000 Readiness Disclosures” pursuant to the Year 2000 Information and Readiness Disclosure Act.

      Certain software and hardware systems are time sensitive. Older time-sensitive systems often use a two-digit dating convention (e.g., “00” rather than “2000”) that could result in system failure and disruption of operations in 2000 and later years.

      During the past several years Harris diligently addressed the potential Year 2000 problem by undertaking 235 remediation project initiatives relating to four basic aspects of Harris and its business operations: (1) internal information technology systems, including sales order processing, contract management, financial systems, and service management; (2) internal non-information technology systems, including office equipment and test equipment; (3) products and services; and (4) material third-party relationships. Harris completed all these initiatives at the originally estimated cost of $20 million dollars. This cost was generally not incremental to existing information technology budgets.

      Harris did not experience any significant business disruptions or system failures as a result of Year 2000 issues. Further, there have been no substantial Year 2000 related issues reported from our major suppliers or customers.

      Although the Year 2000 event has occurred, and while there can be no assurance that there will be no problems related to the Year 2000 for a period of time after January 1, 2000, Harris believes it has not and will not be adversely impacted by Year 2000 issues.

Outlook

      The outlook for fiscal 2001 is for strong growth in sales and earnings, building on the momentum established during the past year. The major repositioning actions have been completed, yielding reductions in overhead costs and much tighter integration of Harris. Although profit margins are low by historical standards as Harris ends the repositioning period, Harris expects to see continued improvement, quarter by quarter, during the coming year. Harris also expects to accomplish additional acquisitions to further strengthen Harris’ position in markets that it serves.

Forward-Looking Statements

      This report contains forward-looking statements that reflect management’s current expectations, assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements may be identified by their use of forward-looking terminology, such as “believes”, “expects”, “may”, “should”, “would”, “will”, “intends”, “plans”, “estimates”, “anticipates”, and similar words. Harris cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those matters expressed in or implied by such forward-looking statements. Harris’ consolidated results and the forward-looking statements could be affected by many factors, including:

•	general economic conditions in the markets in which Harris operates;

•	economic developments that have a particularly adverse effect on one or more of the markets served by Harris;

•	continuing challenges and the exit of its telecom switching business;

•	stability of key markets for communications products, particularly Asia and Brazil;

•	fluctuation in foreign currency exchange rates and the effectiveness of Harris’ currency hedging program;

•	fluctuations in the U.S. and worldwide defense and space budgets;

•	effect of the consolidation in the U.S. defense industry on Harris’ direct and indirect business with the U.S. government;

•	Harris’ ability to receive U.S. government contract awards;

•	continued development and market acceptance of new products, especially digital television broadcast products and broadband wireless access products;

•	continued success in the management and integration of acquired businesses;

•	continued success in product cost reductions and efficiencies in Harris’ commercial manufacturing operations;

•	ability to continue the liquidation of its marketable securities portfolio; and

•	the successful resolution of patent infringement and other general litigation.

The forward-looking statements contained in this report are made as of the date hereof and Harris disclaims any intention or obligation to update or revise any forward-looking statements or to update the reasons why actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events, or otherwise.

Item  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

      Harris, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates, fluctuations in the market value of its marketable equity securities available for sale, and changes in the interest rates. Harris employs established policies and procedures governing the use of financial instruments to manage its exposure to such risks. For a discussion of such policies and procedures and the related risks, see “Market Risk Management” in Item 7, which is incorporated by reference into this Item 7A.

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

      The information required by this Item, with respect to directors of Harris, is incorporated herein by reference to the discussion under the headings Proposal 1: Election of Directors — Term Expiring In 2003 and Current Directors Not Up For Election in the Harris’ Proxy Statement for the Annual Meeting of Shareholders to be held on October 27, 2000, which proxy statement is expected to be filed within 120 days after the end of Harris’ 2000 fiscal year. Certain information regarding executive officers of Harris is included in Part I hereof in accordance with General Instruction G(3) of Form 10-K. Reference is also made to the information relating to Section 16(a) compliance which is presented under the heading Section 16(a) Beneficial Ownership Reporting Compliance in Harris’ Proxy Statement for the Annual Meeting of Shareholders to be held on October 27, 2000, which information is incorporated herein by reference.

Item  11.  EXECUTIVE COMPENSATION.

      The information required by this Item, with respect to compensation of directors and executive officers of Harris, is incorporated herein by reference to Harris’ Proxy Statement for the Annual Meeting of Shareholders to be held on October 27, 2000, which proxy statement is expected to be filed within 120 days after the end of Harris’ 2000 fiscal year.

Item  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by this Item, with respect to security ownership of certain beneficial owners and management of Harris, is incorporated herein by reference to the discussion under the headings Our Largest Shareholders and Shares Held By Directors and Executive Officers in Harris’ Proxy Statement for the Annual Meeting of Shareholders to be held on October 27, 2000, which proxy statement is expected to be filed within 120 days after the end of Harris’ 2000 fiscal year.

Item  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      During the fiscal year ended June 30, 2000, there existed no relationships and there were no transactions reportable under this Item.

PART  IV

Item  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a)  The following documents are filed as a part of this report:

Page

(1) Financial Statements:

Report of Independent Certified Public Accountants	35

Consolidated Statement of Income — Fiscal Years ended June 30, 2000, July 2, 1999 and July 3, 1998	36

Consolidated Balance Sheet — June 30, 2000 and July 2, 1999	37

Consolidated Statement of Cash Flows — Fiscal Years ended June 30, 2000, July 2, 1999 and July 3, 1998	38

Consolidated Statement of Comprehensive Income and Shareholders’ Equity — Fiscal Years ended June 30, 2000, July 2, 1999 and July 3, 1998	39

Notes to Financial Statements	40

(2) Financial Statement Schedules:
For each of the fiscal years ended June 30, 2000, July 2, 1999 and July 3, 1998

Schedule II — Valuation and Qualifying Accounts	49

      All other schedules are omitted because they are not applicable, the amounts are not significant or the required information is shown in the financial statements or the notes thereto.

           (3)  Exhibits:

(3)(i) Restated Certificate of Incorporation of Harris Corporation (December 1995), incorporated herein by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996.

(3)(ii) By-Laws of Harris Corporation as in effect December 3, 1999, incorporated herein by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 3, 1999.

(3)(iii) Amendment to By-Laws of Harris Corporation adopted on June 23, 2000.

(4)(a) Specimen stock certificate for the Company’s Common Stock, incorporated herein by reference to Exhibit 4(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 1997.

(4)(b) Stockholder Protection Rights Agreement, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, dated as of December 6, 1996, incorporated herein by reference to Exhibit 1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 1996.

(4)(c) Indenture, dated as of May 1, 1996, between the Company and Chemical Bank, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a Committee of the Board, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-03111, filed with the Securities and Exchange Commission on May 3, 1996.

(4)(d) Indenture, dated as of October 1, 1990, between the Company and National City Bank, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a Committee of the Board, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-3, Registration Statement No. 33-35315, filed with the Securities and Exchange Commission on June 8, 1990.

(4)(e) Pursuant to Regulation S-K Item 601(b)(4)(iii), Registrant by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Company.

(10) Material Contracts:

*(a) Form of Senior Executive Severance Agreement, incorporated herein by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

*(b) Harris Corporation Annual Incentive Plan, incorporated herein by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

*(c)(i) Harris Corporation Stock Incentive Plan, incorporated herein by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 1997.

(ii) Forms of Stock Option Agreement and Performance Share Agreement under the Harris Corporation Stock Incentive Plan, incorporated herein by reference to Exhibit 10(v) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1997.

(iii) Form of Outside Directors’ Stock Option Agreement, incorporated herein by reference to Exhibit 10(c)(iii) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 1998.

*(d)(i) Harris Corporation Retirement Plan (amended and restated effective June 23, 2000).

*(e) Harris Corporation Supplemental Executive Retirement Plan (amended and restated effective January 1, 1998), incorporated herein by reference to Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 1998.

*(f)(i) Directors Retirement Plan, incorporated herein by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

(ii) Amendment to Director’s Retirement Plan, incorporated herein by reference to Exhibit 10(ii) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1997.

*(g)(i) Harris Corporation 1997 Directors’ Deferred Compensation and Annual Stock Unit Award Plan (amended and restated effective October 24, 1997), incorporated herein by reference to Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1997.

(ii) Amendment No. 1 to Harris Corporation 1997 Directors Deferred Compensation and Annual Stock Unit Award Plan, incorporated herein by reference to Exhibit 10(iii) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 1998.

(h)(i) Harris Corporation $500,000,000 5-Year Credit Agreement, dated as of November 6, 1996, incorporated herein by reference to Exhibit 10(ii) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996.

(ii) Amendment No. One to 5-Year Credit Agreement, dated as of October 21, 1997, incorporated herein by reference to Exhibit 10(iv) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1997.

*(i) Form of Director and Executive Officer Indemnification Agreement, incorporated herein by reference to Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 1998.

(j) Amended and Restated Master Transaction Agreement, made as of June 2, 1999 among the Company, Intersil Holding Corporation and Intersil Corporation, incorporated herein by reference to Exhibit 10(i) to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 1999.

(k)(i) Agreement and Plan of Distribution, dated as of October 22, 1999, by and between Harris Corporation and Lanier Worldwide, Inc., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 1999.

(ii) Tax Disaffiliation Agreement, dated as of November 5, 1999, by and between Harris Corporation and Lanier Worldwide, Inc., incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 1999.

(iii) Employee Benefits and Compensation Allocation Agreement, dated as of November 5, 1999, by and between Harris Corporation and Lanier Worldwide, Inc., incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 1999.

(iv) Intellectual Property License Agreement, dated as of November 5, 1999, by and between Harris Corporation and Lanier Worldwide, Inc., incorporated herein by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 1999.

(v) Registration Rights Agreement, dated November 5, 1999, between Harris Corporation and Lanier Worldwide, Inc., incorporated herein by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 1999.

(12) Statement regarding computation of earnings to fixed charges.

(21) Subsidiaries of the Registrant.

(23)(a) Consent of Ernst & Young LLP.

                (b)  Consent of KPMG LLP.

(27)(a) Financial Data Schedule.

(99) Independent Auditor’s Report of KPMG LLP.

      (b)  Reports on Form 8-K.

The Company filed with the Commission a Current Report on Form 8-K on May 9, 2000 relating to the announcement that E. Van Cullens, President and Chief Operating Officer was leaving the Company for personal reasons.

*Management contract or compensatory plan or arrangement.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRIS CORPORATION
(Registrant)

Dated:  August 26, 2000

By	/s/ BRYAN R. ROUB

Bryan R. Roub
Senior Vice President-Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILLIP W. FARMER Phillip W. Farmer	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 26, 2000

/s/ BRYAN R. ROUB Bryan R. Roub	Senior Vice President – Chief Financial Officer (Principal Financial Officer)	August 26, 2000

/s/ JAMES L. CHRISTIE James L. Christie	Vice President – Controller (Principal Accounting Officer)	August 26, 2000

/s/ LESTER E. COLEMAN Lester E. Coleman	Director	August 26, 2000

/s/ ALFRED C. DECRANE, JR. Alfred C. DeCrane, Jr.	Director	August 26, 2000

/s/ RALPH D. DENUNZIO Ralph D. DeNunzio	Director	August 26, 2000

/s/ JOSEPH L. DIONNE Joseph L. Dionne	Director	August 26, 2000

/s/ JOHN T. HARTLEY John T. Hartley	Director	August 26, 2000

/s/ KAREN KATEN Karen Katen	Director	August 26, 2000

/s/ STEPHEN P. KAUFMAN Stephen P. Kaufman	Director	August 26, 2000

/s/ GREGORY T. SWIENTON Gregory T. Swienton	Director	August 26, 2000

/s/ ALEXANDER B. TROWBRIDGE Alexander B. Trowbridge	Director	August 26, 2000

ANNUAL REPORT ON FORM 10-K

Item 8

Financial Statements and Supplementary Data

Fiscal Year Ended June 30, 2000

HARRIS CORPORATION

MELBOURNE, FLORIDA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Harris Directors and Shareholders:

      We have audited the accompanying consolidated balance sheets of Harris Corporation and its subsidiaries as of June 30, 2000 and July 2, 1999, and the related consolidated statements of income, cash flows and comprehensive income and shareholders’ equity for each of the three fiscal years in the period ended June 30, 2000. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of GE-Harris Railway Electronics, LLC and subsidiaries (a company in which the Corporation has a 49% interest), have been audited by other auditors, whose report has been furnished to us; insofar as our opinion on the consolidated financial statements as of and for the year ended July 2, 1999, relates to data included for GE-Harris Railway Electronics, LLC and subsidiaries, it is based solely on their report.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the report of other auditors (as of and for the year ended July 2, 1999), the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harris Corporation and subsidiaries at June 30, 2000 and July 2, 1999, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

ERNST & YOUNG LLP

Orlando, Florida

July 26, 2000

Financial Statements

Consolidated Statement of Income

	Fiscal Years Ended

(In millions except per share amounts)	2000	1999	1998

Revenue
Revenue from product sales and services	$1,807.4	$1,743.5	$1,924.8

Costs and Expenses
Cost of product sales and services	1,352.6	1,278.3	1,443.5
Engineering, selling and administrative expenses	404.5	380.0	416.0
Amortization of goodwill and purchased intangible assets	10.5	4.3	4.7
Restructuring expenses	41.0	5.1	16.1
Purchased in-process research and development	10.7	—	—
Special charge for litigation costs	—	20.6	—
Other income	(48.2)	(19.3)	(57.6)

	1,771.1	1,669.0	1,822.7

Operating income	36.3	74.5	102.1
Interest income	27.4	13.3	14.1
Interest expense	(25.2)	(9.8)	(12.5)

Income from continuing operations before income taxes	38.5	78.0	103.7
Income taxes	13.5	28.1	37.3

Income from continuing operations before extraordinary item	25.0	49.9	66.4
Discontinued operations net of income taxes	(7.0)	12.4	66.6

Income before extraordinary item	18.0	62.3	133.0
Extraordinary loss from early retirement of debt net of income taxes	—	(9.2)	—

Net income	$18.0	$53.1	$133.0

Net income per common share

Basic:
Continuing operations	$.34	$.63	$.84
Discontinued operations	(.09)	.16	.84
Extraordinary item	—	(.12)	—

	$.25	$.67	$1.68

Diluted:
Continuing operations	$.34	$.63	$.83
Discontinued operations	(.09)	.16	.83
Extraordinary item	—	(.12)	—

	$.25	$.67	$1.66

See Notes to Financial Statements

Financial Statements

Consolidated Balance Sheet

	June 30,	July 2,

(In millions)	2000	1999

Assets

Current Assets
Cash and cash equivalents	$378.2	$85.7
Marketable securities	432.5	15.5
Receivables	466.5	411.7
Unbilled costs and accrued earnings on fixed price contracts	154.6	184.4
Inventories	197.2	205.7
Deferred income taxes	—	128.4

Total current assets	1,629.0	1,031.4

Other Assets
Plant and equipment	295.4	291.6
Intangibles resulting from acquisitions	166.2	72.8
Net assets of discontinued operations	—	1,293.2
Other assets	236.3	269.6

	697.9	1,927.2

	$2,326.9	$2,958.6

Liabilities and Shareholders’ Equity

Current Liabilities
Short-term debt	$75.6	$323.7
Accounts payable	109.5	154.3
Compensation and benefits	86.3	103.2
Other accrued items	148.0	113.9
Advance payments and unearned income	73.7	84.9
Income taxes	15.5	26.8
Deferred income taxes	14.5	—
Current portion of long-term debt	32.8	0.5

Total current liabilities	555.9	807.3

Other Liabilities
Non-current deferred income taxes	14.1	47.3
Long-term debt	382.6	514.5

Shareholders’ Equity
Preferred Stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common Stock, $1.00 par value; 250,000,000 shares authorized; issued and outstanding 68,957,761 shares at June 30, 2000 and 79,650,994 shares at July 2, 1999	69.0	79.7
Other capital	228.4	271.5
Retained earnings	864.1	1,246.7
Unearned compensation	(3.2)	(4.0)
Accumulated other comprehensive income (loss)	216.0	(4.4)

Total shareholders’ equity	1,374.3	1,589.5

	$2,326.9	$2,958.6

See Notes to Financial Statements

Financial Statements

Consolidated Statement of Cash Flows

	Fiscal Years Ended

(In millions)	2000	1999	1998

Operating Activities
Income from continuing operations	$25.0	$49.9	$66.4

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68.6	63.5	61.9
Non-current deferred income tax	(33.2)	(0.1)	28.5
Extraordinary loss	—	(9.2)	—
Purchased in-process research & development	10.7	—	—
Income (loss) from discontinued operations-net of items not affecting cash	(41.6)	184.7	246.4

(Increase) decrease in:
Accounts and notes receivable	41.4	(55.1)	(12.6)
Unbilled costs and inventories	52.6	87.0	59.9

Increase (decrease) in:
Accounts payable and accrued expenses	(38.8)	5.4	29.7
Advance payments and unearned income	(20.7)	(18.0)	(43.2)
Income taxes	(0.7)	(67.8)	17.3
Other	2.5	12.3	(9.3)

Net cash provided by operating activities	65.8	252.6	445.0

Investing Activities
Acquisitions of businesses, net of cash acquired	(123.9)	(35.7)	—
Additions of plant and equipment	(81.3)	(60.4)	(87.3)
Net assets of discontinued operations	1,038.2	69.1	(324.2)

Net cash provided by (used in) investing activities	833.0	(27.0)	(411.5)

Financing Activities
Proceeds from borrowings	8,215.4	9,301.4	5,391.1
Payment of borrowings	(8,563.3)	(9,457.9)	(5,332.7)
Proceeds from sale of Common Stock	2.6	4.4	12.1
Purchase of Common Stock for treasury	(232.8)	(15.7)	—
Cash dividends	(29.9)	(76.5)	(70.1)

Net cash (used in) provided by financing activities	(608.0)	(244.3)	0.4

Effect of exchange rate changes on cash and cash equivalents	1.7	2.9	0.4

Net increase (decrease) in cash and cash equivalents	292.5	(15.8)	34.3

Cash and cash equivalents at beginning of year	85.7	101.5	67.2

Cash and cash equivalents at end of year	$378.2	$85.7	$101.5

                      See Notes to Financial Statements

Financial Statements

Consolidated Statement of Comprehensive Income and Shareholders’ Equity

					Accumulated Other
					Comprehensive Income

					Net
					Unrealized	Cumulative
	Common	Other	Retained	Unearned	Gain on	Translation
(In millions)	Stock	Capital	Earnings	Compensation	Securities	Adjustments	Total

Balance at June 27, 1997	$39.8	$289.9	$1,219.9	$4.4	$45.3	$(5.4)	$1,593.9
Net income	—	—	133.0	—	—	—	133.0
Foreign currency translation	—	—	—	—	—	(4.4)	(4.4)
Net unrealized loss on securities net of income taxes of $(17.0)	—	—	—	—	(29.0)	—	(29.0)

Comprehensive income							99.6
Two-for-one stock split (39,949,231 shares)	39.9	(39.9)	—	—	—	—	—
Shares issued under Stock Option Plan (237,476 shares)	.2	5.6	—	—	—	—	5.8
Shares granted under Stock Incentive Plans (238,550 shares)	.3	10.1	—	(10.3)	—	—	.1
Compensation expense	—	—	—	7.8	—	—	7.8
Termination and award of shares granted under Stock Incentive Plans (340,170 shares)	(.3)	(.5)	—	(5.1)	—	—	(5.9)
Shares sold under Employee Stock Purchase Plans (114,707 shares)	.1	6.1	—	—	—	—	6.2
Cash dividends ($.88 per share)	—	—	(70.1)	—	—	—	(70.1)

Balance at July 3, 1998	80.0	271.3	1,282.8	(3.2)	16.3	(9.8)	1,637.4
Net income	—	—	53.1	—	—	—	53.1
Foreign currency translation	—	—	—	—	—	(1.9)	(1.9)
Net unrealized loss on securities net of income taxes of $(5.3)	—	—	—	—	(9.0)	—	(9.0)

Comprehensive income							42.2
Shares issued under Stock Option Plan (100,945 shares)	.1	2.5	—	—	—	—	2.6
Shares granted under Stock Incentive Plans (67,400 shares)	.1	2.2	—	(2.3)	—	—	—
Compensation expense	—	—	—	(.2)	—	—	(.2)
Termination and award of shares granted under Stock Incentive Plans (153,738 shares)	(.2)	(3.6)	—	1.7	—	—	(2.1)
Shares sold under Employee Stock Purchase Plans (53,962 shares)	.1	1.7	—	—	—	—	1.8
Purchase and retirement of Common Stock for treasury (430,200 shares)	(.4)	(2.6)	(12.7)	—	—	—	(15.7)
Cash dividends ($.96 per share)	—	—	(76.5)	—	—	—	(76.5)

Balance at July 2, 1999	79.7	271.5	1,246.7	(4.0)	7.3	(11.7)	1,589.5
Net income	—	—	18.0	—	—	—	18.0
Foreign currency translation	—	—	—	—	—	(4.8)	(4.8)
Net unrealized gain on securities net of income taxes of $(132.3)	—	—	—	—	225.2	—	225.2

Comprehensive income							238.4
Shares issued under Stock Option Plan (74,392 shares)	.1	1.9	—	—	—	—	2.0
Shares granted under Stock Incentive Plans (63,500 shares)	.1	1.6	—	(1.7)	—	—	—
Compensation expense	—	—	—	(3.6)	—	—	(3.6)
Termination and award of shares granted under Stock Incentive Plans (202,768 shares)	(.2)	(7.2)	—	6.1	—	—	(1.3)
Shares sold under Employee Stock Purchase Plans (23,653 shares)	—	.7	—	—	—	—	.7
Purchase and retirement of Common Stock for treasury (10,652,100 shares)	(10.7)	(40.1)	(182.0)	—	—	—	(232.8)
Cash dividends ($.39 per share)	—	—	(29.9)	—	—	—	(29.9)
Non-cash dividends related to the spin-off of Lanier Worldwide	—	—	(188.7)	—	—	—	(188.7)

Balance at June 30, 2000	$69.0	$228.4	$864.1	$(3.2)	$232.5	$(16.5)	$1,374.3

See Notes to Financial Statements

Notes to Financial Statements

Significant Accounting Policies

Principles of Consolidation  — The consolidated financial statements include the accounts of Harris Corporation and its subsidiaries (“Harris”). These statements have been prepared in conformity with accounting principles generally accepted in the United States and require management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant intercompany transactions and accounts have been eliminated.

Fiscal Year  — Harris’ fiscal year ends on the Friday nearest June 30. Fiscal Years 2000 and 1999 include 52 weeks, while the 1998 fiscal year includes 53 weeks.

Cash Equivalents  — Cash equivalents are temporary cash investments with a maturity of three months or less when purchased. These investments include accrued interest and are carried at the lower of cost or market.

Marketable Securities  — Marketable equity securities are stated at fair value, with unrealized gains and losses, net of tax, included as a separate component of shareholders’ equity. Realized gains and losses from marketable securities are determined using the specific identification method. The cost basis of marketable securities was $63.5 million at June 30, 2000, and $3.9 million at July 2, 1999. The proceeds from the sale of marketable securities was $52.6 million in 2000, $9.9 million in 1999, and $39.6 million in 1998. The amount of gross realized gains included in “Other income” was $49.6 million in 2000, $9.6 million in 1999, and $38.8 million in 1998. The fiscal 2000 gross realized gains included a $21.9 million gain from the sale of one million shares of Intersil Holding Corporation stock as a part of Intersil Holding Corporation’s initial public offering.

Inventories  — Inventories are priced at the lower of cost (determined by average and first-in, first-out methods) or market.

Plant and Equipment  — Plant and equipment are carried on the basis of cost. Depreciation of buildings, machinery and equipment is computed by the straight-line and accelerated methods. The estimated useful lives of buildings range between 5 and 50 years. The estimated useful lives of machinery and equipment range between 3 and 10 years.

Intangibles  — Intangibles resulting from acquisitions are being amortized by the straight-line method principally over 10 to 15 years. Recoverability of intangibles is assessed using estimated undiscounted cash flows of related operations. Intangibles that are not expected to be recovered through future undiscounted cash flows are charged to expense when identified. Amounts charged to expense are amounts in excess of the fair value of the intangible asset. Fair value is determined as the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

Income Taxes  — Harris follows the liability method of accounting for income taxes.

Revenue Recognition  — Revenue is recognized from sales other than on long-term contracts when a product is shipped, from rentals as they accrue, and from services when performed. Unearned income on service contracts is amortized by the straight-line method over the term of the contracts.

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
     Amounts representing contract change orders, claims or other items are included in sales only when they can be reliably estimated and realization is probable. Incentives or penalties and awards applicable to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions, which increase or decrease earnings based solely on a single significant event, are generally not recognized until the event occurs.
     When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period. Anticipated losses on contracts or programs in progress are charged to earnings when identified.
     Royalty income is included as a component of “Other income” and is recognized on the basis of terms specified in contractual agreements.

Retirement Benefits  — Harris and its subsidiaries provide retirement benefits to substantially all employees primarily through a retirement plan having profit-sharing and savings elements. Contributions by Harris to the retirement plan are based on profits and employees’ savings with no other funding requirements. Harris may make additional contributions to the fund at its discretion.

     Retirement benefits also include an unfunded limited healthcare plan for U.S. based retirees and employees on long-term disability. Harris accrues the estimated cost of these medical benefits, which are not material, during an employee’s active service life.

Environmental Expenditures  — Harris capitalizes environmental expenditures that increase the life or efficiency of property or that reduce or prevent environmental contamination. Harris accrues environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable.

     Based on an assessment of relevant factors, Harris has estimated that its discounted liability under the Superfund Act and other environmental statutes and regulations for identified sites, using a 9.5 percent discount rate, is approximately $5.5 million. This liability is accrued in the June 30, 2000 consolidated balance sheet. The expected aggregate undiscounted amount that will be incurred over the next 20 to 25 years (depending on the number of years for each site)

Notes to Financial Statements

is approximately $11.1 million. The expected payments for the next five years are: 2001 — $1.4 million; 2002 — $0.9 million; 2003 — $0.6 million; 2004 — $0.6 million; 2005 — $0.6 million; and the aggregate amount thereafter is approximately $7.0 million.
Futures and Forward Contracts  — When Harris sells products outside the United States or enters into purchase commitments, transactions are sometimes denominated in currencies other than U.S. dollars. To minimize the impact on revenue and cost from currency fluctuations, Harris enters into currency exchange agreements that qualify for hedge accounting treatment. It is Harris’ policy not to speculate in foreign currencies. Currency exchange agreements are designated as, and are effective as, hedges of foreign currency assets and liabilities. In addition, these agreements are consistent with the designated currency of the underlying asset or liability. Gains and losses on currency exchange agreements that qualify as hedges are deferred and recognized as an adjustment of the carrying amount of the hedged asset or liability. Gains and losses on currency exchange agreements that do not qualify as hedges are recognized in income based on changes in the fair market value of the currency exchange agreement.

Foreign Currency Translation  — The functional currency for most international subsidiaries is the local currency. Assets and liabilities are translated at current rates of exchange, and income and expense items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are recorded as a separate component of shareholders’ equity.

Unearned Compensation  — Compensation resulting from performance shares granted under Harris’ long-term incentive plan is amortized to expense over the performance period and is adjusted for changes in the market value of Harris’ Common Stock.

Net Income Per Share  — Net income per share is based upon the weighted average number of common shares outstanding during each year.

Reclassifications  — Certain prior-year amounts have been reclassified on the financial statements to conform with current year classifications.

Stock Split

On August 23, 1997, the Board of Directors authorized a two-for-one stock split to shareholders of record on September 4, 1997. All references in the financial statements and notes to financial statements to number of shares, per share amounts, and market prices of Harris’ Common Stock have been restated to reflect the increased number of shares outstanding.

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
     In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity to recognize that all derivatives are either assets or liabilities in the balance sheet and measure those investments at fair value. Implementation of this standard has been delayed by the FASB for a twelve-month period. Harris will be required to adopt SFAS 133 in the first quarter of fiscal 2001. This will not have a material effect on Harris’ results of operations or financial position.
     In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 101 summarizes the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. Harris is required to adopt SAB 101 in the fourth quarter of fiscal 2001. Management does not believe the adoption of SAB 101 will have a material effect on Harris’ results of operations or financial position.

Discontinued Operations

In fiscal 1999, Harris decided to sell its semiconductor business and spin off its Lanier Worldwide, Inc. subsidiary. Accordingly, the results of operations and the net assets of these business segments have been reclassified as discontinued operations.
     On August 13, 1999, Harris completed the sale of substantially all of its semiconductor business to Intersil Corporation and its affiliates. Intersil Corporation was a newly formed company owned by Sterling Holding Company, LLC, a Citicorp Venture Capital Ltd. investment portfolio company, along with certain management investors, and affiliates of Credit Suisse First Boston Corporation.
     The assets disposed of consisted primarily of land, buildings, equipment, inventory, receivables, technology, and other assets related to the operation of the semiconductor business.
     In addition to acquiring a 10 percent equity interest in Intersil Holding Corporation for which Harris paid $9 million, Harris received cash of $520 million, a promissory note of $90 million, and Intersil Corporation assumed certain liabilities. Harris also retained receivables and patent rights. Harris recorded an after-tax loss of $76 million for the disposal of its entire semiconductor business including the portion sold to Intersil Corporation. Intersil Holding Corporation undertook an initial public offering (IPO) in February, 2000. At that time, the promissory note was paid as was the accrued interest. Harris also participated in the IPO and sold one million of its Intersil Holding Corporation shares at a gain of $21.9 million.

Notes to Financial Statements

     On October 22, 1999, Harris announced that its Board of Directors formally approved the spin-off of its Lanier Worldwide, Inc. subsidiary as an independent publicly traded company. The Board declared a dividend of one share of Lanier common stock for each share of Harris Common Stock to Harris shareholders of record on November 1, 1999. The distribution of the dividend was completed on November 5, 1999. Harris retained approximately 10 percent of the outstanding shares of Lanier.
     Summarized financial information for the discontinued operations follows:

(In millions)	2000	1999	1998

Net revenues	$512.1	$2,032.4	$1,952.6

Income before income taxes	$8.2	$133.1	$96.3
Income taxes	3.0	43.7	29.7

Income from discontinued operations	5.2	89.4	66.6
Provision for disposal of discontinued operations after income tax benefits of $6.1 million in fiscal 2000 and $5.8 million in fiscal 1999	(12.2)	(77.0)	—

Discontinued operations net of income taxes	$(7.0)	$12.4	$66.6

(In millions)	2000	1999

Current assets	$—	$930.6
Total assets	—	1,994.5
Current liabilities	—	660.8
Total liabilities	—	743.2
Accumulated comprehensive income	—	(41.9)
Net assets of discontinued operations	$—	$1,293.2

The information set forth in the remaining notes to the financial statements relates to continuing operations unless otherwise specified.

Restructuring

In fiscal 2000, Harris recorded a $41 million charge ($26.7 million after income tax) for the restructuring of its operations. Restructuring actions include a reduction of approximately 161 employees and provisions for the write-down of intangible assets, equipment, and other assets associated with the exit from Harris’ Commercial Communications Segment’s telephone switching and alarm management product lines.
     In the third quarter of fiscal 2000, 161 switching business employees were notified that their employment would be terminated and what their specific severance benefit would be. These employees worked in the marketing, sales, manufacturing, and administrative areas and were primarily located in Marin County, California. As of June 30, 2000, 62 employees had been terminated with the balance to be terminated by September 30, 2000.
     In June of 2000, Harris sold the core switch business to Teltronics, Inc. Harris also intends to sell other portions of this product line, including the alarm management and international activities, during fiscal 2001. Gains or losses from the sale of these operations are included or will be included in restructuring expenses in the period the sale occurs. Estimated discounted cash flows were used in determining the fair value of assets and liabilities in recording the restructuring charge.
   Cash outlays for restructuring actions will be primarily for severance benefits. Harris expects to pay these benefits ratably over the first two quarters of fiscal 2001 from currently available cash sources. Sales from this product line were $73.5 million in 2000, $126.6 million in 1999, and $140.4 million in 1998. Operating losses from these product lines were $18.9 million in 2000, $3.6 million in 1999, and $2.9 million in 1998.
   In fiscal 1999, Harris recorded a $5.1 million charge ($3.3 million after income taxes) for severance costs associated with the restructuring of its operations. Restructuring actions included a work force reduction of approximately 606 employees. At June 30, 2000, all of these employees have been terminated.
   The components and use of restructuring reserves are summarized below:

		Use of Reserve
	Original			Reserve Balance
(In millions)	Reserve	Cash	Non-Cash	at June 30, 2000

Fiscal 1999:
Severance benefits	$5.1	$5.1	$—	$—

Fiscal 2000:
Severance benefits	$4.7	$0.4	$—	$4.3
Capitalized software write-offs	14.1	—	14.1	—
Intangible asset write-offs	4.4	—	4.4	—
Equipment write-downs	6.2	—	6.2	—
Other exit costs	11.6	2.3	—	9.3

	$41.0	$2.7	$24.7	$13.6

Business Combinations

In January 2000, Harris purchased Louth Automation, a leading supplier of advanced automation systems for radio and television broadcasters. Also, on June 30, 2000, Harris purchased the assets of TRT Lucent Technologies’ point-to-point microwave radio business. These acquisitions have been accounted for under the purchase method of accounting and, accordingly, the results of operations of these acquired entities have been included in Harris’ consolidated income statement since the date of acquisition. Pro forma results of operations have not been presented because the effect of these acquisitions was not material. Harris paid cash in the net amount of approximately $87 million for Louth Automation and $30 million for TRT Lucent Technologies’ point-to-point microwave radio business. The final determination of these purchase prices is subject to adjustment. The amount allocated to purchased in-process research and development on the Louth Automation acquisition was $10.7 million. The purchased in-process research and development expenses were determined through established valuation techniques in the technology communications industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the products from the acquired company to technological feasi-

Notes to Financial Statements

bility are not expected to have a material impact on Harris’ future results of operations or cash flows. Amounts allocated to goodwill and purchased intangible assets for Louth Automation are amortized on a straight-line basis over periods not exceeding ten years. The amortization period for purchased intangible assets in the TRT Lucent Technologies’ point-to-point microwave radio business has not been finalized.

Extraordinary Loss

In June 1999, Harris retired $150.0 million of 10 3/8% debentures due in 2018 and $96.0 million of notes payable to insurance companies due from 1999 to 2001. Debt retirement resulted in an extraordinary loss of $9.2 million ($.12 per share), net of related income taxes of $4.7 million.

Joint Ventures

Harris has investments in joint ventures (less than 50% owned), which are accounted for using the equity method of accounting. Condensed balance sheets as of June 30, 2000 and July 2, 1999, and condensed statements of income for fiscal years 2000, 1999, and 1998 for these joint ventures follows. Harris has adjustments to income related to these investments that are not pushed down to these condensed financial statements. The amount of income (loss) before taxes included in “Other income” related to these joint ventures is $(7.5) million in 2000, $7.5 million in 1999, and $4.0 million in 1998.

Condensed Balance Sheets of Joint Ventures

(In millions)	2000	1999

Assets
Current assets	$122.9	$127.5
Non-current assets	68.4	60.0

	$191.3	$187.5
Liabilities and Shareholders’ Equity
Current liabilities	$122.8	$102.7
Non-current liabilities	7.6	9.1
Shareholders’ equity	60.9	75.7

	$191.3	$187.5

Condensed Statements of Income
	Fiscal Year

of Joint Ventures
(In millions)	2000	1999	1998

Revenue	$252.4	$212.2	$165.8
Costs and expenses	256.7	195.6	139.8

Income (loss) before income taxes	(4.3)	16.6	26.0
Income taxes	4.6	4.7	2.2

Net income (loss)	$(8.9)	$11.9	$23.8

Receivables

Receivables are summarized below:

(In millions)	2000	1999

Accounts receivable	$479.5	$416.6
Notes receivable due within one year-net	17.7	17.0

	497.2	433.6
Less allowances for collection losses	30.7	21.9

	$466.5	$411.7

Inventories and Unbilled Costs

Inventories are summarized below:

(In millions)	2000	1999

Finished products	$39.4	$34.7
Work in process	61.9	66.0
Raw materials and supplies	95.9	105.0

	$197.2	$205.7

   Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $180.0 million at June 30, 2000 and $171.1 million at July 2, 1999.

Plant and Equipment

Plant and equipment are summarized below:

(In millions)	2000	1999

Land	$11.5	$13.6
Buildings	264.7	255.0
Machinery and equipment	556.1	547.3

	832.3	815.9
Less allowances for depreciation	536.9	524.3

	$295.4	$291.6

Intangibles

Accumulated amortization of intangible assets was $52.1 million at June 30, 2000 and $22.3 million at July 2, 1999.

Credit Arrangements

Harris has available a syndicated credit facility with various banks that provides for borrowings up to $500 million. This facility expires in November 2001. Interest rates on borrowings under the $500 million facility are determined by a pricing matrix based upon Harris’ long-term debt ratings assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. A facility fee is payable on the credit and determined in the same manner as the interest rates. Harris is not required to maintain compensating balances in connection with this agreement. Under the credit facility, none was outstanding at June 30, 2000. This agreement contains certain financial covenants including maintenance of at least $900 million of tangible net worth and total debt not to exceed 50 percent of total capital.
   Harris also has lines of credit for short-term financing aggregating $98.8 million from various U.S. and foreign banks, of which $23.2 million was available on June 30, 2000. These arrangements provide for borrowing at various interest rates, are reviewed annually for renewal, and may be used on such terms as Harris and the banks mutually agree. These lines do not require compensating balances. Approximately $149.8 million worth of debt was included in net assets of discontinued operations on the July 2, 1999, consolidated balance sheet.

Short-Term Debt

Short-term debt of $75.6 million in 2000 and $323.7 million in 1999 is entirely made up of notes payable to banks in both years. As of June 30, 2000, $26.0 million of these bank notes were with Brazilian banks at a weighted-average interest rate of 18.1 percent. The weighted-average interest rate for bank notes other than those with Brazilian banks was

Notes to Financial Statements

6.4 percent as of June 30, 2000 and 6.3 percent as of July 2, 1999.

Long-Term Debt

Long-term debt includes the following:

(In millions)	2000	1999

Notes payable to banks	$30.5	$162.5
6.35% debentures, due 2028	150.0	150.0
7% debentures, due 2026	100.0	100.0
6.65% debentures, due 2006	100.0	100.0
Other	2.1	2.0

	$382.6	$514.5

   The weighted-average interest rate for notes payable to banks was 6.4 percent as of June 30, 2000 and 6.3 percent as of July 2, 1999. Maturities of long-term debt for the five years following 2000 are: $32.8 million in 2001, $0.6 million in 2002, $31.0 million in 2003, $0.5 million in 2004, and $0.3 million in 2005.

Preferred Stock Purchase Rights

On December 6, 1996, Harris declared a dividend of one preferred share purchase right for each outstanding share of Common Stock. These rights, which expire on December 6, 2006, are evidenced by the Common Stock share certificates and trade with the Common Stock until they become exercisable, entitle the holder to purchase one two-hundredth of a share of Participating Preferred Stock for $125, subject to adjustment. The rights are not exercisable until the earlier of 10 business days (or such later date fixed by the Board) after a party commences a tender or exchange offer to acquire a beneficial interest of at least 15% of Harris’ outstanding Common Stock, or the first date of public announcement by Harris that a person has acquired a beneficial interest of at least 15% of Harris’ outstanding Common Stock or such later date fixed by the Board of Directors of Harris.
   Upon the first date of public announcement by Harris that a person has acquired a beneficial interest of at least 15% of Harris’ outstanding Common Stock, or such later date fixed by the Board of Directors of Harris, each right (other than rights beneficially owned by an acquiring person or any affiliate or associate thereof) would entitle the holder to purchase shares of Common Stock of Harris having a market value equal to twice the exercise price of the right. In addition, each right (other than rights beneficially owned by an acquiring person or any affiliate or associate thereof) would entitle the rightholder to exercise the right and receive shares of common stock of the acquiring company, upon a merger or other business combination, having a market value of twice the exercise price of the right.
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

Stock Options and Awards

The following information relates to stock option and incentive stock awards. Option prices are 100 percent of market value on the date the options are granted. Option grants are for a maximum of ten years after dates of grant and may be exercised in installments. As a result of the spin-off of Lanier Worldwide, Inc. on November 5, 1999 Harris adjusted the option price and the number of shares on all of its outstanding options so that the fair value of each option holders’ option would be the same before and after the distribution.

		Weighted
		Average
	Number	Exercise	Option Prices
	of Shares	Price	Per Share

Exercised during:
1998	439,708	$26.46	$10.94 to $45.50
1999	132,574	$24.17	$7.19 to $35.63
July 3, 1999 to November 5, 1999	25,607	$18.59	$11.88 to $33.44
Granted July 3, 1999 to November 5, 1999	682,284	$27.20	$24.00 to $37.75
Terminations from July 3, 1999 to November 5, 1999	506,900	$34.53	$11.88 to $53.63
Outstanding at July 2, 1999	2,179,523	$34.88	$7.19 to $53.63
Outstanding at November 5, 1999	2,329,300	$32.90	$7.19 to $53.63
Outstanding at November 6, 1999 after adjustment for Lanier Worldwide, Inc. spin-off	2,566,889	$29.85	$6.52 to $48.66
Exercisable at July 2, 1999	1,096,045	$33.64	$7.19 to $53.63
Exercisable at November 5, 1999	1,266,162	$34.78	$7.19 to $53.63
Exercisable at November 6, 1999 after adjustment for Lanier Worldwide, Inc. spin-off	1,395,311	$31.56	$6.52 to $48.66
Exercised from November 6, 1999 to June 30, 2000	55,490	$27.52	$13.33 to $34.26
Granted from November 6, 1999 to June 30, 2000	89,214	$27.78	$20.63 to $39.00
Terminations from November 6, 1999 to June 30, 2000	318,072	$31.07	$21.78 to $48.04
Outstanding at June 30, 2000	2,282,541	$29.65	$6.52 to $48.66
Exercisable at June 30, 2000	1,205,283	$31.60	$6.52 to $48.66

Notes to Financial Statements

   Price ranges of outstanding and exercisable options as of June 30, 2000 are summarized below:

	Outstanding Options			Exercisable Options

		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Life	Exercise	Number of	Exercise
Range of Exercise Prices	Options	(years)	Price	Options	Price

$ 6.52 - $27.11	1,006,394	7.89	$24.59	283,839	$24.45
$27.85 - $38.11	829,634	7.51	$30.19	558,481	$29.64
$38.42 - $48.67	446,513	6.83	$40.07	362,963	$40.22

   Presented below is pro forma information regarding net income and net income per share. It has been determined as if Harris had accounted for stock options using the fair value method of accounting for stock options. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	2000	1999	1998

Expected dividend yield	0.5%	2.1%	2.1%
Expected stock price volatility	36.3%	24.5%	20.4%
Risk-free interest rate	6.0%	5.0%	5.8%
Expected life (years)	4	4	4

   For purposes of pro forma disclosure, the estimated fair value of options is amortized to expense over their three-year vesting period. Under the fair value method, Harris’ net income and net income per share would have been reduced as follows:

(In millions, except per share amounts)	2000	1999	1998

Net income	$5.7	$5.3	$4.9
Basic net income per share	$.08	$.07	$.06
Diluted net income per share	$.08	$.07	$.06

   Because the fair value method of accounting for options applies only to options granted subsequent to June 30, 1995, the pro forma effect was not fully reflected until 1999.

   Harris has a stock incentive plan for directors and key employees. Awards under this plan may include the grant of performance shares, restricted stock, stock options, stock appreciation rights, or other stock-based awards. The aggregate number of shares of Common Stock which may be awarded under the plan in each fiscal year is one percent of the total outstanding shares of Common Stock plus shares available from prior years. Performance shares outstanding were 209,716 at June 30, 2000, 429,869 at July 2, 1999, and 625,365 at July 3, 1998. Shares of Common Stock reserved for future awards under the plan were 3,242,441 at June 30, 2000, 2,296,417 at July 2, 1999, and 2,509,002 at July 3, 1998.
   Under Harris’ domestic retirement plan, employees may purchase a limited amount of Harris’ Common Stock at 70 percent of current market value. The discounts from fair market value on Common Stock purchased by employees under the domestic retirement plan are charged to compensation expense in the period of the related purchase. Shares of Common Stock reserved for future purchases by the retirement plan were 2,172,688 at June 30, 2000.

Net Income Per Share

Average outstanding shares used in the computation of net income per share are summarized below:

(In millions)	2000	1999	1998

Basic:
Weighted average shares outstanding	73.5	79.9	79.9
Contingently issuable shares	(0.3)	(0.5)	(0.6)

	73.2	79.4	79.3

Diluted:
Weight average shares outstanding	73.5	79.9	79.9
Dilutive stock options	0.2	0.1	0.3
Contingently issuable shares	(0.3)	(0.3)	(0.2)

	73.4	79.7	80.0

Retirement Plans

Retirement and defined benefit plans expense from continuing operations amounted to $37.4 million in 2000, $43.0 million in 1999 and $55.0 million in 1998.

Research and Development

Company-sponsored research and product development costs from continuing operations are expensed as incurred. These costs were $99.9 million in 2000, $92.4 million in 1999, and $94.0 million in 1998.
   Customer-sponsored research and development costs are incurred pursuant to long-term contractual arrangements and are accounted for principally by the percentage-of-completion method. Customer-sponsored research and development costs incurred under government-sponsored contracts require Harris to provide a product or service meeting certain defined performance or other specifications (such as designs).

Interest Expense

Total interest from continuing operations was $25.2 million in 2000, $9.9 million in 1999, and $13.5 million in 1998. Interest attributable to funds used to finance major long-term construction projects is capitalized as an additional cost of the related asset. No interest was capitalized in fiscal 2000. Interest capitalized was $0.1 million in 1999 and $1.0 million in 1998. Interest paid was $25.5 million in 2000, $14.6 million in 1999, and $9.9 million in 1998.

Lease Commitments

Total rental expense from continuing operations amounted to $21.7 million in 2000, $21.8 million in 1999, and $19.3 million in 1998. Future minimum rental commitments under leases,

Notes to Financial Statements

primarily for land and buildings, amounted to approximately $60.9 million at June 30, 2000. These commitments for the years following 2000 are: 2001 — $16.3 million; 2002 — $12.4 million; 2003 — $8.9 million; 2004 — $7.0 million; 2005 — $6.4 million; and $9.9 million, thereafter.

Income Taxes

The provisions for income taxes from continuing operations are summarized as follows:

(In millions)	2000	1999	1998

Current:
United States	$9.7	$38.5	$17.3
International	25.4	(3.4)	6.3
State and local	(2.3)	5.0	5.1

	32.8	40.1	28.7

Deferred:
United States	(0.2)	(8.1)	11.9
International	(21.2)	(3.3)	(2.0)
State and local	2.1	(0.6)	(1.3)

	(19.3)	(12.0)	8.6

	$13.5	$28.1	$37.3

   A reconciliation of the statutory United States income tax rate to the effective income tax rate follows:

	2000	1999	1998

Statutory U.S. income tax rate	35.0%	35.0%	35.0%
State taxes	(0.7)	3.6	2.4
International income	(1.7)	—	—
Tax benefits related to export sales	(7.0)	(4.0)	(3.8)
Nondeductible amortization	5.1	1.6	1.0
Other items	4.3	(0.2)	1.4

Effective income tax rate	35.0%	36.0%	36.0%

   The components of deferred income tax assets (liabilities) are as follows:

	2000		1999

(In millions)	Current	Non-Current	Current	Non-Current

Inventory valuations	$19.2	—	$16.8	—
Accruals	72.7	$(17.6)	107.1	$(30.7)
Depreciation	—	(17.0)	—	(20.8)
Leases	—	—	—	(1.0)
International tax loss carryforwards	—	8.5	—	5.0
Unrealized gains on securities	(136.5)	—	(5.2)	—
All other-net	30.1	12.0	9.7	2.9

	(14.5)	(14.1)	128.4	(44.6)
Valuation allowance	—	—	—	(2.7)

	$(14.5)	$(14.1)	$128.4	$(47.3)

   United States income taxes have not been provided on $346 million of undistributed earnings of international subsidiaries because of Harris’ intention to reinvest these earnings. The determination of unrecognized deferred U.S. tax liability for the undistributed earnings of international subsidiaries is not practicable.

   Pretax income (loss) from continuing operations of international subsidiaries was $1.0 million in 2000, $2.7 million in 1999, and $(3.4) million in 1998.
   Income taxes paid were $47.4 million in 2000, $35.5 million in 1999, and $29.2 million in 1998.

Business Segments

Harris is structured primarily around the markets it serves and operates in two business segments — Government Communications and Commercial Communications. The Government Communications segment engages in advanced research and develops, designs, and produces advanced communication and information processing systems. The Commercial Communications segment produces broadcast, radio communications, and telecommunications products and systems. Harris’ products and systems are produced principally in the United States with international revenues derived primarily from exports.
   The accounting policies of the operating segments are the same as those described in the Significant Accounting Policies footnote. Harris evaluates performance based on profit or loss from operations before income taxes excluding interest income and expense, equity income, and gains or losses from securities and other investments. Intersegment sales, which are insignificant, are accounted for at prices comparable to unaffiliated customers.
   Sales made to the U.S. government by all segments (primarily the Government Communications segment) were 40.6 percent of total revenues from continuing operations in 2000, 42.3 percent of total revenues from continuing operations in 1999, and 47.2 percent of revenues from continuing operations in 1998.

Notes to Financial Statements

   Selected information by business segment and geographical area is summarized below:

(In millions)	2000	1999	1998

Total Assets
Government Communications	$402.8	$463.5	$517.7
Commercial Communications	868.0	736.7	731.0
Headquarters	1,056.1	1,758.4	1,981.7

	$2,326.9	$2,958.6	$3,230.4

Capital Expenditures
Government Communications	$19.1	$19.5	$24.9
Commercial Communications	51.0	35.5	32.7
Headquarters	11.2	5.4	29.7

	$81.3	$60.4	$87.3

Depreciation and Amortization
Government Communications	$22.9	$20.9	$23.8
Commercial Communications	38.4	32.9	28.3
Headquarters	7.3	9.7	9.8

	$68.6	$63.5	$61.9

Geographical Information

U.S. operations:
Revenue	$1,549.8	$1,537.2	$1,689.0
Long-lived assets	$581.6	$546.7	$571.4

International operations:
Revenue	$257.6	$206.3	$235.8
Long-lived assets	$116.3	$87.3	$71.3

   Corporate assets consist primarily of cash, marketable securities, plant and equipment, and net assets of discontinued operations.

   Export sales were $229.7 million in 2000, $242.2 million in 1999, and $320.6 million in 1998. Export sales and net sales of international operations were principally to Europe, Asia, and Latin America.
   Revenue and operating income by segment follows:

(In millions)	2000	1999	1998

Revenue (continuing operations)
Government Communications	$815.9	$813.2	$951.1
Commercial Communications	991.5	930.3	973.7

	$$1,807.4	$1,743.5	$1,924.8

(In millions)	2000(1)	1999(2)	1998(3)

Operating Profit (continuing operations)
Government Communications	$58.1	$52.1	$43.9
Commercial Communications	(33.3)	34.1	60.0
Headquarters Expense	(36.7)	(31.0)	(59.4)
Other Income(4)	48.2	19.3	57.6

	$36.3	$74.5	$102.1

(1)	Fiscal 2000 Commercial Communications segment includes restructuring expenses of $41.0 million and a write-off of purchased in-process research and development of $10.7 million. Other income includes the $21.9 million gain from the sale of Intersil Holding Corporation stock.

(2)	Fiscal 1999 Headquarters expense includes restructuring expenses of $5.1 million. Commercial Communications segment results include a $20.6 million charge for litigation costs.

(3)	Fiscal 1998 results include restructuring expenses of $16.1 million of which $7.8 million is allocated to the Government Communications segment and $8.3 million is allocated to the Commercial Communications segment.

(4)	“Other Income” includes equity income, royalties, and gains and losses from the sale of securities and other investments.

Financial Instruments

The carrying values of cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable, short-term debt, and long-term debt approximates fair value. The fair value of long-term debt, as determined by quotes from financial institutions, was $351.3 million at June 30, 2000 and $493.5 million at July 2, 1999.
   Harris uses foreign exchange contracts and options to hedge intercompany accounts and off-balance sheet foreign currency commitments. Specifically, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers, and firm committed operating expenses. Management believes the use of foreign currency financial instruments should reduce the risks, which arise from doing business in international markets. Contracts are for periods consistent with the terms of the underlying transaction, generally one year or less. At June 30, 2000, open foreign exchange contracts were $28.5 million, of which $4.0 million were to hedge off-balance sheet commitments. The fair market value of foreign exchange contracts and options as determined by quoted market indices and quotes from financial institutions was $28.5 million. Additionally, for the year ended June 30, 2000, Harris purchased and sold $432.3 million of foreign exchange forward and option contracts.
   Deferred gains and losses are included on a net basis in the Consolidated Balance Sheet as other assets and are recorded in income as part of the underlying transaction when it is recognized.
   At June 30, 2000, Harris had no open option contracts. Total open foreign exchange contracts at June 30, 2000, are described in the table below:

Commitments to Buy Foreign Currencies

	Contract Amount

	Foreign		Deferred Gains	Maturities
(In millions)	Currency	U.S.	and (Losses)	(in months)

Currency

Canadian Dollar	13.3	$9.0	$—	1

Brazilian Real	6.4	$3.6	$(0.1)	1 to 3

British Pound	1.4	$2.2	$(0.1)	1 to 6

Commitments to Sell Foreign Currencies

	Contract Amount

	Foreign		Deferred Gains	Maturities
(In millions)	Currency	U.S.	and (Losses)	(in months)

Currency

Brazilian Real	15.3	$8.4	$—	2 to 10

British Pound	3.2	$4.9	$0.2	1 to 4

Korean Won	475.3	$0.4	$—	1 to 3

Quarterly Financial Data (Unaudited)

Selected quarterly financial data is summarized below:

(In millions except per share	Quarters Ended				Total
amounts)	10-1-99	12-31-99	3-31-00(1)	6-30-00(2)	Year

Fiscal 2000
Revenue	$398.8	$441.0	$455.2	$512.4	$1,807.4
Gross profit	99.3	111.8	112.6	131.1	454.8
Income (loss) from continuing operations before income taxes	14.3	21.0	(22.1)	25.3	38.5
Income (loss) from continuing operations	9.3	13.6	(14.3)	16.4	25.0
Discontinued operations	(8.0)	1.0	—	—	(7.0)
Net income (loss)	1.3	14.6	(14.3)	16.4	18.0

Per share (Basic):
Continuing operations	.12	.18	(.21)	.24	.34
Discontinued operations	(.10)	.01	—	—	(.09)
Net income (loss)	.02	.19	(.21)	.24	.25

Per share (Diluted):
Continuing operations	.12	.18	(.21)	.24	.34
Discontinued operations	(.10)	.01	—	—	(.09)
Net income (loss)	.02	.19	(.21)	.24	.25
Cash dividends	.24	.05	.05	.05	.39
Stock prices — high	39.69	28.94	39.38	36.75
low	23.63	18.25	23.75	26.63

(In millions except per share	Quarters Ended				Total
amounts)	10-2-98(3)	1-1-98	4-2-99	7-2-99(4)	Year

Fiscal 1999
Revenue	$412.6	$417.5	$445.4	$468.0	$1,743.5
Gross profit	110.0	120.6	118.1	116.5	465.2
Income from continuing operations before income taxes	11.3	27.2	34.7	4.8	78.0
Income from continuing operations before extraordinary item	7.2	17.4	22.2	3.1	49.9
Discontinued operations	21.2	35.4	19.2	(63.4)	12.4
Extraordinary loss	—	—	—	(9.2)	(9.2)
Net income (loss)	28.4	52.8	41.4	(69.5)	53.1

Per share (Basic):
Continuing operations before extraordinary loss	.09	.22	.28	.04	.63
Discontinued operations	.27	.44	.24	(.80)	.16
Extraordinary loss	—	—	—	(.12)	(.12)
Net income (loss)	.36	.66	.52	(.88)	.67

Per share (Diluted):
Continuing operations before extraordinary loss	.09	.22	.28	.04	.63
Discontinued operations	.27	.44	.24	(.80)	.16
Extraordinary loss	—	—	—	(.12)	(.12)
Net income (loss)	.36	.66	.52	(.88)	.67
Cash dividends	.24	.24	.24	.24	.96
Stock prices — high	44.25	39.69	39.94	40.63
low	29.94	27.56	27.81	27.31

(1)	Income from continuing operations includes a $40.0 million ($26.0 million after tax) restructuring expense, a $21.9 million ($14.2 million after tax) gain on the sale of Intersil Holding Corporation stock, and a $10.7 million ($7.0 million after tax) write-off of purchased in-process research and development.

(2)	Income from continuing operations includes a $1.0 million ($0.7 million after tax) restructuring expense.

(3)	Income from continuing operations includes a $20.6 million ($13.1 million after tax) special charge for litigation costs.

(4)	Income from continuing operations includes a $5.1 million ($3.3 million after tax) restructuring expense. Discontinued operations includes a $82.8 million ($77.0 million after tax) provision for disposal of discontinued operations.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

HARRIS CORPORATION AND SUBSIDIARIES

(in thousands)

Col. A	Col. B	Col. C		Col. D		Col. E

		Additions

		(1)	(2)
	Balance at	Charged to	Charged to
	Beginning	Costs and	Other Accounts	Deductions—		Balance at
Description	of Period	Expenses	Describe	Describe		End of Period

Year ended June 30, 2000:				$46	(A)
Amounts Deducted From				4,882	(B)
Respective Asset Accounts				(1,082	)(C)

Allowances for collection losses	$21,899	$12,622	$—	$3,846		$30,675

Year ended July 2, 1999:
Amounts Deducted From Respective Asset Accounts

Allowances for collection losses	$18,843	$5,594	$—	$2,538	(B)	$21,899

Year ended July 3, 1998:
Amounts Deducted From Respective Asset Accounts				$133	(A)
				$1,143	(B)

Allowances for collection losses	$12,553	$7,567	$—	$1,276		$18,844

Note A — Foreign currency translation gains and losses.

Note B — Uncollectible accounts charged off, less recoveries on accounts previously charged off.

Note C — Acquisitions