Form 10-Q
period 2000-09-29
HARRIS CORP /DE/
filed 2000-11-07
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form l0-Q

                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION l3 or l5(d)
OF THE SECURITIES EXCHANGE ACT OF l934

For the quarterly period ended September 29, 2000

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number l-3863

HARRIS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	34-0276860

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

l025 West NASA Boulevard
                Melbourne, Florida                329l9

(Address of principal executive offices)(Zip Code)

(321) 727-9l00

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5 (d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

The number of shares outstanding of the registrant’s common stock as of November 2, 2000 was 67,168,786 shares.

HARRIS CORPORATION

FORM 10-Q

For the Quarter Ended September 29, 2000

INDEX

Part I		Financial Information:
	Item 1 -	Financial Statements (unaudited):
		Condensed Consolidated Statement of Income for the Quarters ended September 29, 2000 and October 1, 1999	2

		Condensed Consolidated Balance Sheet at September 29, 2000 and June 30, 2000	3

		Condensed Consolidated Statement of Cash Flows for the Quarters ended September 29, 2000 and October 1, 1999	4

		Notes to Condensed Consolidated Financial Statements	5

	Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 3 -	Quantitative and Qualitative Disclosure About Market Risk	18

Part II		Other Information:

	Item 6 -	Exhibits and Reports on Form 8-K	19

Signatures
Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)

The following information for the quarters ended September 29, 2000 and October 1, 1999 has not been audited by independent accountants, but in the opinion of management reflects all adjustments (consisting only of normal, recurring items) necessary for a fair presentation of the results for the indicated periods. The results of operations for the quarter ended September 29, 2000 are not necessarily indicative of the results for the full fiscal year.

	Quarter Ended

(In millions, except per share amounts)	September 29,	October 1,
	2000	1999

Revenue
Revenue from product sales and services	$460.4	$398.8

Costs and Expenses

Cost of product sales and services	335.6	299.5

Engineering, selling and administrative expenses	100.8	90.9

Amortization of goodwill and purchased intangible assets	4.5	1.1

Purchased in-process research and development	73.5	—

Other income	(43.9)	(7.4)

	470.5	384.1

Operating income (loss)	(10.1)	14.7

Interest income	4.3	1.3

Interest expense	(8.1)	(1.7)

Income (loss) from continuing operations before income taxes	(13.9)	14.3

Income taxes	20.9	5.0

Income (loss) from continuing operations	(34.8)	9.3

Discontinued operations net of income taxes	—	(8.0)

Net income (loss)	$(34.8)	$1.3

Net income (loss) per common share

Basic:

Continuing operations	$(.51)	$.12

Discontinued operations	—	(.10)

	$(.51)	$.02

Diluted:

Continuing operations	$(.51)	$.12

Discontinued operations	—	(.10)

	$(.51)	$.02

Cash dividends paid per common share	$.05	$.24

Average basic shares outstanding	68.3	79.2

Average diluted shares outstanding	68.3	79.4

See Notes to Condensed Consolidated Financial Statements

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	September 29,	June 30,
	2000	2000
	(unaudited)	(audited)

Assets

Current Assets

Cash and cash equivalents	$157.5	$378.2

Marketable securities	340.1	432.5

Receivables, net	460.2	466.5

Unbilled costs and accrued earnings on fixed price contracts	166.8	154.6

Inventories	215.3	197.2

Current deferred income taxes	42.2	—

Total current assets	1,382.1	1,629.0

Other Assets

Plant and equipment, net	297.3	295.4

Intangibles resulting from acquisitions, net	217.3	166.2

Non-current notes receivable	25.4	8.7

Non-current deferred income taxes	1.0	—

Other assets	226.8	227.6

	$2,149.9	$2,326.9

Liabilities and Shareholders’ Equity

Current Liabilities

Short-term debt	$30.2	$75.6

Accounts payable	115.5	109.5

Compensation and benefits	64.7	86.3

Other accrued items	166.7	148.0

Advance payments and unearned income	76.8	73.7

Income taxes	49.4	15.5

Current deferred income taxes	—	14.5

Current portion of long-term debt	33.4	32.8

Total current liabilities	536.7	555.9

Other Liabilities

Non-current deferred income taxes	—	14.1

Long-term debt	385.8	382.6

Shareholders’ Equity

Preferred Stock, without par value; 1,000,000 shares authorized; none issued	—	—

Common Stock, $1.00 par value; 250,000,000 shares authorized; issued and outstanding 67,158,354 shares at September 29, 2000 and 68,957,761 shares at June 30, 2000	67.2	69.0

Other capital	223.0	228.4

Retained earnings	786.6	864.1

Unearned compensation	(7.1)	(3.2)

Accumulated other comprehensive income	157.7	216.0

Total shareholders’ equity	1,227.4	1,374.3

	$2,149.9	$2,326.9

See Notes to Condensed Consolidated Financial Statements

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Quarter Ended

(In millions)	September 29,	October 1,
	2000	1999

Operating Activities

Income (loss) from continuing operations	$(34.8)	$9.3

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	17.4	15.9

Non-current deferred income tax	9.9	7.0

Purchased in-process research & development	73.5	—

Gain on the sale of securities available for sale	(52.0)	(0.1)

Income from discontinued operations-net of items not affecting cash	—	24.1

(Increase) decrease in:

Accounts and notes receivable	(10.4)	7.0

Unbilled costs and inventories	(30.4)	13.3

Increase (decrease) in:

Accounts payable and accrued expenses	(1.5)	(74.8)

Advance payments and unearned income	3.1	7.9

Income taxes	10.8	(32.7)

Other	(17.9)	(26.3)

Net cash used in operating activities	(32.3)	(49.4)

Investing Activities

Acquisitions of businesses, net of cash acquired	(126.1)	(5.1)

Additions of plant and equipment	(13.9)	(24.8)

Proceeds from the sale of securities available for sale	53.7	1.6

Net assets of discontinued operations	—	451.9

Net cash provided by (used in) investing activities	(86.3)	423.6

Financing Activities

Increase (decrease) in debt	(47.6)	(175.8)

Proceeds from sale of Common Stock	1.1	1.0

Purchase of Common Stock for treasury	(51.6)	(14.5)

Cash dividends	(3.4)	(19.1)

Net cash used in financing activities	(101.5)	(208.4)

Effect of exchange rate changes on cash and cash equivalents	(0.6)	0.2

Net increase (decrease) in cash and cash equivalents	(220.7)	166.0

Cash and cash equivalents at beginning of quarter	378.2	85.7

Cash and cash equivalents at end of quarter	$157.5	$251.7

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2000

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and changes in cash flows in conformity with generally accepted accounting principles. In the opinion of management such financials reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for such period. For further information refer to the financial statements and notes to financial statements included in Harris’ Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

Note B – Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 101 summarizes the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. Harris is required to adopt SAB 101 in the fourth quarter of fiscal 2001. Management does not believe the adoption of SAB 101 will have a material effect on Harris’ operations or financial position.

In April 2000, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 44 (“FIN No. 44”), “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25.” Among other issues, this interpretation clarifies the definition of employees for purposes of applying Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. Harris has adopted FIN No. 44 for fiscal 2001. The adoption did not have a material effect on Harris’ financial statements.

Note C – Financial Instruments and Risk Management

As part of Harris’ risk management program, Harris uses or used a variety of financial instruments, including foreign currency options and foreign currency forward contracts. Harris does not hold or issue derivative financial instruments for trading purposes.

Effective July 1, 2000, Harris adopted Statement of Financial Accounting Standards No. 133 – “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 requires Harris to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The adoption of SFAS 133 on July 1, 2000 did not have a material impact on operations; however, it resulted in a $0.3 million after tax gain recorded in cost of product sales and services in the consolidated statement of income and a $0.2 million after tax gain being recognized in other comprehensive income. This comprehensive income will be recognized on the consolidated statement of income during fiscal 2001.

Contract Amounts and Credit Exposure of Derivatives

The contract amounts of derivative financial instruments summarized below do not represent amounts exchanged between parties and, therefore, are not a measure of Harris’ exposure resulting from its use of derivatives. The amounts exchanged are calculated based upon the notional amounts as well as other terms of the instruments, which related to interest rates, exchange rates or other indices.

Harris is exposed to credit losses in the event of non-performance by counterparties to these financial instruments, but it does not expect any of the counterparties to fail to meet their obligations. To manage credit risks, Harris selects counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines, and monitors the market position with each counterparty.

Foreign Currency Exchange Risk Management

Harris uses a combination of foreign currency call options and forward contracts to hedge against the currency risk associated with anticipated cash flows that are probable of occurring in the future and cash flows that are fixed or firmly committed over the next twelve months. The call options and forward contracts have only nominal intrinsic value at the time of purchase.

Harris accounts for its instruments used to hedge against the currency risk associated with anticipated or forecasted cash flows that are probable of occurring in the future as cash flow hedges. In accordance with SFAS 133, such financial instruments are marked-to-market using forward prices and fair market value quotes with the offset to other comprehensive income, net of hedge ineffectiveness and then subsequently recognized as a component of cost of product sales and services when the underlying net cash flows are realized. Unrealized losses are recorded in other accrued items with the offset to other comprehensive income, net of hedge ineffectiveness. Unrealized gains are recorded as other assets with the offset to other comprehensive income, net of hedge ineffectiveness. All of the unrealized gains and losses at September 29, 2000 will be recognized in earnings within the next twelve months. During the first quarter of fiscal 2001 Harris recognized a $0.3 million gain related to entering into an option to sell 785.4 million Greek Drachmas at a strike price that that was above the spot rate when the transaction was entered into. This amount was recognized as a component of cost of product sales and services and was excluded from the assessment of hedge ineffectiveness.

At September 29, 2000, Harris had the following forward contracts outstanding related to cash flow hedges:

(In millions)
	Contract Amount

	Foreign		Fair Value
	Currency	U.S.	Gain (Loss)

Commitments to Buy Foreign Currencies:

Mexican Peso	22.0	$2.2	$0.0

Euro Dollar	3.9	$3.6	$(0.2)

Options to Sell Foreign Currencies:

Greek Drachma	785.4	$2.0	$0.0

Commitments to Sell Foreign Currencies:

Brazilian Real	13.8	$7.6	$0.0

British Pound	1.4	$2.1	$0.1

Harris accounts for its instruments used to hedge against the currency risk associated with cash flows that are fixed or firmly committed as fair value hedges. In accordance with SFAS 133, such financial instruments are marked-to-market using forward prices and fair market value quotes with the offset reflected in the income statement as cost of product sales and services. At September 29, 2000, Harris had the following forward contracts outstanding related to fair value hedges:

(In millions)
	Contract Amount

	Foreign		Fair Value
	Currency	U.S.	Gain (Loss)

Commitments to Buy Foreign Currencies:

Canadian Dollar	32.4	$21.9	$(0.3)

British Pound	1.2	$1.8	$0.0

Commitments to Sell Foreign Currencies:

Euro Dollar	2.6	$2.3	$0.0

Accumulated Derivative Gains or Losses

The following table summarizes activity in other comprehensive income related to derivatives classified as cash flow hedges held by Harris during the period of July 1, 2000 (the date of Harris’ adoption of SFAS 133) through September 29, 2000:

(In millions)

Cumulative effect of adopting SFAS 133 as of July 1, 2000	$0.2

(Gains)/losses reclassified into earnings from other comprehensive income	(0.3)

Change in fair value of derivatives	(0.3)

Accumulated loss included in other comprehensive income	$(0.4)

Note D – Restructuring

In fiscal 2000, Harris recorded a $41 million charge ($26.7 million after income tax) for the restructuring of its operations. Restructuring actions include a reduction of approximately 161 employees and provisions for the write-down of intangible assets, equipment and other assets associated with the exit from Harris Commercial Communications segments’ telephone switching and alarm management product lines.

In the third quarter of fiscal 2000, 161 switching business employees were notified that their employment would be terminated and what their specific severance benefit would be. These employees worked in the marketing, sales, manufacturing and administrative areas and were primarily located in Marin County, California. As of September 29, 2000, the employment of all 161 employees had been terminated.

In June 2000, Harris sold the core switch business to Teltronics, Inc. and in August 2000, Harris sold the alarm management portion of this product line. Harris also intends to sell the international activities of this product line during fiscal 2001. Gains or losses from the sale of these operations are included or will be included in restructuring expenses in the period the sale occurs. Estimated discounted cash flows were used in determining the fair value of assets and liabilities in recording the restructuring charge.

Cash outlays for restructuring actions will be primarily for severance benefits. Harris expects to pay the remaining benefits during the second quarter of fiscal 2001 from currently available cash sources. Sales from this product line were $19.9 million in the first quarter of fiscal 2000. The operating loss from these product lines was $3.7 million in the first quarter of fiscal 2000.

The components and use of restructuring reserves are summarized below:

		Use of Reserve
	Original			Reserve Balance at
(In millions)	Reserve	Cash	Non-Cash	September 29, 2000

Severance benefits	$4.7	$3.2	—	$1.5

Capitalized software write-offs	14.1	—	$14.1	—

Intangible asset write-offs	4.4	—	4.4	—

Equipment write-downs	6.2	—	6.2	—

Other exit costs	11.6	3.9	—	7.7

	$41.0	$7.1	$24.7	$9.2

Note E – Business Combinations

In August 2000, Harris purchased Wavtrace, Inc. (“Wavtrace”), a developer of broadband wireless access systems for high speed wireless access to the Internet and other data, voice, and video services. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations of Wavtrace have been included in Harris’ consolidated income statement since the date of acquisition. Prior to the acquisition, Harris owned slightly less than 20 percent of Wavtrace. The purchase price for the remaining approximately 80 percent is valued at $135.0 million. The purchase price is calculated as follows:

(In millions)

Cash consideration paid to former Wavtrace shareholders	$126.1

Cash paid for acquisition costs	2.6

Unvested Wavtrace options converted to Harris options	1.4

Assumed debt	7.3

Less cash acquired	(2.4)

$135.0

The amount of consideration to the former shareholders and option holders of Wavtrace was determined by arm’s-length negotiation between the parties and was paid out of interest bearing cash and cash equivalents. The amount allocated to purchased in-process research and development on the Wavtrace acquisition was $73.5 million. The purchased in-process research and development expenses were determined through established valuation techniques in the technology communications industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the products from the acquired company to technological feasibility are expected to cost $8.4 million in fiscal 2001. The acquisition resulted in goodwill of $49.8 million and other intangible assets of $1.3 million. These items are being amortized on a straight-line basis over periods between four and eight years.

The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if Wavtrace had been acquired as of the beginning of the periods presented, after including the impact of adjustments such as: amortization of intangibles, decreased interest income from the use of cash and cash equivalents, compensation expense from converted options, and the related income tax effects.

	Quarter Ended

(In millions, except per share amounts)	September 29,	October 1,
	2000	1999

Revenue from product sales and services	$460.4	$398.8

Income (loss) from continuing operations	$(41.4)	$4.1

Income (loss) from continuing operations per common share – diluted	$(.61)	$.05

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

Note F – Comprehensive Earnings (Loss) and Accumulated Other Comprehensive Income

Comprehensive earnings (loss) for the quarters ended September 29, 2000 and October 1, 1999 were $(93.1) million and $2.7 million, respectively.

The components of accumulated other comprehensive income, net of related tax, at September 29, 2000 and June 30, 2000 are as follows:

(In millions)	September 29,	June 30,
	2000	2000

Net unrealized gains on securities available-for-sale	$175.3	$232.5

Foreign currency translation adjustments	(17.2)	(16.5)

Net unrealized gain (loss) on hedging activity	(0.4)	—

	$157.7	$216.0

Note G — Receivables

Receivables are summarized below:

(In millions)	September 29,	June 30,
	2000	2000

Accounts receivable	$471.3	$479.5

Notes receivable due within one year-net	19.7	17.7

	491.0	497.2

Less allowances for collection losses	30.8	30.7

	$460.2	$466.5

Note H – Inventories and Unbilled Costs

Inventories are summarized below:

(In millions)	September 29,	June 30,
	2000	2000

Finished products	$40.2	$39.4

Work in process	62.4	61.9

Raw materials and supplies	112.7	95.9

	$215.3	$197.2

Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $196.8 million at September 29, 2000 and $180.0 million at June 30, 2000.

Note I – Plant and Equipment

Plant and equipment are summarized below:

(In millions)	September 29,	June 30,
	2000	2000

Land	$11.5	$11.5

Buildings	267.0	264.7

Machinery and equipment	565.0	556.1

	843.5	832.3

Less allowances for depreciation	546.2	536.9

	$297.3	$295.4

Note J – Net Income Per Share

Average outstanding shares used in the computation of net income (loss) per share are as follows:

	Quarter Ended

(In millions)	September 29,	October 1,
	2000	1999

Basic:

Weighted average shares outstanding	68.5	79.5

Contingently issuable shares	(0.2)	(0.3)

	68.3	79.2

Diluted:

Weighted average shares outstanding	68.5	79.5

Dilutive stock options	—	0.1

Contingently issuable shares	(0.2)	(0.2)

	68.3	79.4

The effect of dilutive stock options is not included in the computation for the quarter ended September 29, 2000 because to do so would be antidilutive.

Note K – Reclassifications

Certain prior-year amounts have been reclassified on the financial statements to conform to current year classifications.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes is useful in understanding Harris’ operating results, cash flows, and financial condition. The discussion is based on Harris’ continuing operations and should be read in conjunction with, and is qualified in its entirety by reference to, the Condensed Consolidated Financial Statements and related notes appearing elsewhere in this report. Except for the historical information contained here, the discussions in this document contain forward-looking statements that involve risks and uncertainties. Harris’ actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under “Forward-Looking Statements” below.

RESULTS OF OPERATIONS

On November 5, 1999, Harris completed the spin-off of its Lanier Worldwide, Inc. subsidiary as an independent, publicly owned company. Additionally, on August 13, 1999, Harris completed the sale of substantially all of its semiconductor business. As a result of these actions, the Lanier and semiconductor businesses are presented as discontinued operations for all periods presented. Continuing operations are reported under two segments: the Government Communications segment and the Commercial Communications segment. The following discussion is on a continuing operations basis.

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

In the third quarter of fiscal 2000, 161 switching business employees were notified that their employment would be terminated and what their specific severance benefit would be. These employees worked in the marketing, sales, manufacturing and administrative areas and were primarily located in Marin County, California. As of September 29, 2000, the employment of all 161 employees had been terminated.

In June 2000, Harris sold the core switch business to Teltronics, Inc. and in August 2000, Harris sold the alarm management portion of this product line. Harris also intends to sell the international activities of this product line during fiscal 2001. Gains or losses from the sale of these operations are included or will be included in restructuring expenses in the period the sale occurs. Estimated discounted cash flows were used in determining the fair value of assets and liabilities in recording the restructuring charge.

Cash outlays for restructuring actions will be primarily for severance benefits. Harris expects to pay the remaining benefits during the second quarter of fiscal 2001 from currently available cash sources.

Sales from this product line were $19.9 million in the first quarter of fiscal 2000. The operating loss from these product lines was $3.7 million in the first quarter of fiscal 2000.

Harris does not anticipate any further restructuring charges with respect to the items noted above in fiscal 2001 other than gains or losses that may come from the sale of the exited product lines noted above. For further information see the “Restructuring” footnote in the Notes to Condensed Consolidated Financial Statements.

Purchased In-Process Research and Development

In August 2000, Harris purchased Wavtrace, Inc. (“Wavtrace”), a developer of broadband microwave radio systems for high speed wireless access to the Internet and other data, voice, and video services. Prior to the acquisition, Harris owned slightly less than 20 percent of Wavtrace. The purchase price for the remaining approximately 80 percent is valued at $135.0 million. The purchase price is calculated as follows:

(In millions)

Cash consideration paid to former Wavtrace shareholders	$126.1

Cash paid for acquisition costs	2.6

Unvested Wavtrace options converted to Harris options	1.4

Assumed debt	7.3

Less cash acquired	(2.4)

$135.0

In connection with the acquisition, Harris allocated $73.5 million of the purchase price to an in-process research and development project. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete products. At the date of acquisition, the development of this project had not yet reached technological feasibility and the in-process research and development had no alternative future uses. Accordingly, these costs were expensed as a one-time charge to earnings in the first quarter of fiscal 2001.

In making the purchase price allocation to in-process research and development, Harris relied on present value calculations of income, an analysis of project accomplishments and completion costs, and an assessment of overall contribution and project risk. The amounts assigned to the in-process research and development were associated with one significant research project for which technological feasibility had not been established. This project was for the development of the ClearBurst 2000 product (formerly known as the PM 2000).

ClearBurst 2000 is a point-to-multipoint microwave radio system that is a wireless broadband option to deliver the Internet and other multimedia services at speeds up to 180 MBPS per user. The ClearBurst 2000 with BigBurst airlink will use adaptive time division duplexing (TDD), which is expected to allow for 100% efficient use of the available spectrum. ClearBurst 2000 will also use dynamic asymmetry to adjust for the different data traffic levels of small and large customers. The technology allocates bandwidth between the uplink and downlink of a frequency channel to accommodate traffic. As a result, adaptive TDD is expected to provide greater efficiency than predecessor technologies and support 15 times more customers than previous technologies. The estimated stage of completion of the ClearBurst 2000 project at the time of the acquisition was 80% (considering time-based, cost-based, and milestone-based completion measures). ClearBurst 2000 does not have any significant leverage on any existing technology developed outside of this project.

The value assigned to purchased in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products and discounting the net cash flows to their present value using a discount rate of 35 percent.

Remaining development efforts for this in-process research and development project include various phases of design, development, and testing. The anticipated completion date for the in-process research and development project will occur within the next twelve months, after which Harris expects to begin generating economic benefits from the technology over a seven-year life cycle. Expenditures to complete this project are expected to total $8.4 million.

These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. We expect to continue these development efforts and believe we have a reasonable chance of successfully completing the research and development programs. However, there is a risk associated with the completion of the project and there is no assurance that the project will attain either technological or commercial success.

Net Revenue and Operating Income by Segment

Net revenue for the first quarter of fiscal 2001 was $460.4 million, an increase of 15.4 percent compared to the prior year. Operating income (loss) in the first quarter of fiscal 2001 was $(10.1) million versus $14.7 million for the prior year.

Segment revenue and operating income were as follows:

	Quarter Ended
			Percent
	September 29,	October 1,	Increase/
(In millions)	2000	1999	(Decrease)

REVENUE

Government Communications	$198.3	$195.3	1.5%

Commercial Communications	262.1	203.5	28.8%

Total Revenue	$460.4	$398.8	15.4%

OPERATING INCOME (LOSS)

Government Communications	$15.5	$11.8	31.4%

% of revenue	7.8%	6.0%

Commercial Communications(1)	(61.7)	2.1	—

% of revenue	(23.5)%	1.0%

Headquarters expense	(7.8)	(6.6)	18.2%

Other income	43.9	7.4	493.2%

Total Operating Income (Loss)	$(10.1)	$14.7	—

% of revenue	(2.2)%	3.7%

(1)	The quarter ended September 29, 2000 includes a $73.5 million write-off of purchased in-process research and development.

Government Communications Segment: Government Communications segment revenue in the first quarter of fiscal 2001 increased 1.5 percent from the prior year and operating income increased 31.4 percent. Revenue growth in this segment is driven by the pace of government spending. Operating margins improved as the mix of business continues to improve, with the addition of new, more profitable programs and the phasing out of older, less profitable fixed-price programs.

Commercial Communications Segment: Commercial Communications segment revenue in the first quarter of fiscal 2001 increased 28.8 percent from the prior year. Excluding sales from the exited telephone switching product line in the prior year, the Commercial Communications segment’s sales increased from $183.6 million in the first quarter of fiscal 2000 to $262.1 million in the first quarter of fiscal 2001 or 42.8 percent. All of this segment’s high-growth businesses (microwave, network support, and broadcast) showed significant improvements in revenues.

The segment’s operating loss for the first quarter of fiscal 2001 was impacted by the $73.5 million purchased in-process research and development write-off mentioned previously. The segment’s operating income in the first quarter of fiscal 2000 was impacted by a $3.7 million operating loss from Harris’s exited telephone switching product line. Operating income was also impacted by increased amortization of goodwill and purchased intangible assets from $1.1 million in the first quarter of fiscal 2000 to $4.5 million in the first quarter of 2001. Excluding the write-off of in-process research and development, exited product line results, and the amortization of goodwill and purchased intangible assets, the Commercial Communications segment’s operating income increased from $6.9 million in the first quarter of 2000 to $16.3 million in the first quarter of 2001 or 136.2 percent. This increase was primarily driven by increased revenues and stronger operating margins in the microwave radio and RF communications products.

Harris’ microwave business posted record quarterly sales, growing over 100 percent. The microwave business is experiencing an increase in overall market demand with strength in the targeted regional markets of North America, Latin America, and Asia. In the U.S., the microwave business experienced strong demand for cellular/PCS backhaul upgrades to meet increased capacity requirements.

The segment’s network support business also had record sales for the quarter, growing 45 percent. Continued strength came from growth in access test and management systems that enable the deployment and ongoing testing of digital subscriber lines as well as growth in its hand-held tools and test set business.

Sales in the broadcast business increased 22 percent, reflecting the transition of TV stations to digital equipment and the business’s expansion last year into the broadcast automation market with its acquisition of Louth Automation. Harris is the leading North American supplier of TV and radio broadcast equipment and, over this last year, was successful in broadening its product line to accommodate total solutions for the delivery of broadcast, cable and Internet services.

In the segment’s RF communications business, sales were up 2 percent, compared to record sales last year when a major product upgrade cycle for the business’s high-data-rate, multi-band secure radios was introduced.

Comparative Statement of Income

Harris’ comparative statement of income is as follows:

	Quarter Ended

			Percent
	September 29,	October 1,	Increase/
(In millions)	2000	1999	(Decrease)

Revenue from product sales and services	$460.4	$398.8	15.5%

Cost of product sales and services	335.6	299.5	12.1%

Gross margin	124.8	99.3	25.7%

% of revenue	27.1%	24.9%

Engineering, selling and administrative expenses	100.8	90.9	10.9%

% of revenue	21.9%	22.8%

Amortization of goodwill and purchased intangible assets	4.5	1.1	309.1%

Purchased in-process research and development	73.5	—	—

Other income	(43.9)	(7.4)	493.2%

Operating income (loss)	(10.1)	14.7	—

% of revenue	(2.2)%	3.7%

Interest income	4.3	1.3	230.8%

Interest expense	(8.1)	(1.7)	376.5%

Income (loss) from continuing operations before taxes	(13.9)	14.3	—

% of revenue	(3.0)%	3.6%

Income taxes	20.9	5.0	318.0%

Income (loss) from continuing operations	$(34.8)	$9.3	—

% of revenue	(7.6)%	2.3%

Gross Margin: The gross margin as a percent of revenue was 27.1 percent in the first quarter of fiscal 2001 compared to 24.9 percent in the first quarter of 2000. Excluding the impact of the exited telephone switching product line, gross margin as a percent of revenue increased from 24.2 percent in the first quarter of fiscal 2000 to 27.1 percent in the first quarter of fiscal 2001. The increase is primarily due to improved gross margins in Harris’ Government Communication segment and the Commercial Communication segment’s broadcast and

RF communications product lines and a higher mix of sales in the Commercial Communications segment’s high margin network support product line.

Engineering, Selling and Administrative Expenses: Engineering, selling, and administrative expenses as a percent of revenue were 21.9 percent in the first quarter of fiscal 2001 versus 22.8 percent in the first quarter of fiscal 2000. Fiscal 2000 operating expenses were impacted by administrative and general, marketing and sales, and research and development expenses in the exited telephone switching product line. Excluding the impact of the exited product line, engineering, selling, and administrative expenses as a percent of revenue were 21.0 percent in the first quarter of fiscal 2000 versus 21.9 percent in the first quarter of fiscal 2001. The increase was primarily due to planned increases in selling and engineering, research, and development expenses in the Commercial Communications segment related to the acquisition of Louth Automation and the development of the ClearBurst 2000 product in the microwave businesses and the development and introduction of the NetBoss product in the network support business. Corporate headquarters expense was also higher when compared to the prior year. The increase in corporate headquarters expense was primarily attributable to unusually low executive compensation in the first quarter of fiscal 2000.

Goodwill Amortization: Amortization of goodwill and purchased intangible assets increased from $1.1 million in the first quarter of fiscal 2000 to $4.5 million in the first quarter of fiscal 2001. The increase was due to the amortization of goodwill related to the acquisitions of Louth Automation, TRT Lucent Technologies’ point-to-point microwave radio business and Wavtrace made in the Commercial Communications segment.

Other Income: Other income increased from $7.4 million in the first quarter of fiscal 2000 to $43.9 million in the first quarter of fiscal 2001 due primarily to a $52.0 million gain from the sale of marketable securities. Most of the securities sold during the quarter were from Harris’ retained interest in Intersil Holding Corporation. These higher stock gains were partially offset by lower amounts of royalty income when compared to the prior year and losses realized from Harris’ equity investments during the first quarter of fiscal 2001.

Interest Income and Interest Expense: Interest income increased from $1.3 million in the first quarter of fiscal 2000 to $4.3 million in the first quarter of fiscal 2001 due to higher cash balances that resulted from the sale of the semiconductor business and the spin-off of Lanier Worldwide, Inc. Interest expense increased from $1.7 million in the first quarter of fiscal 2000 to $8.1 million in the first quarter of fiscal 2001 due to an allocation of interest expense to the results of discontinued operations in the prior year. Total interest expense from both continuing operations and discontinued operations decreased from $14.8 million in the first quarter of fiscal 2000 to $8.1 million in the first quarter of fiscal 2001. This decrease is due to the repayment of short-term debt with the cash received from the sale of the semiconductor business and the spin-off of Lanier Worldwide, Inc. and lower interest rates.

Income Taxes: The provision for income taxes as a percentage of pretax income was 35.0 percent in both fiscal 2001 and fiscal 2000. Both fiscal 2001 and 2000 benefited from tax rates on foreign source income and export sales, which offset the additional provision needed for state income taxes.

Return on Revenue: Income (loss) from continuing operations as a percentage of revenue was (7.6) percent in the first quarter of fiscal 2001 versus 2.3 percent in the first quarter of fiscal 2000. The reduction was primarily due to the $73.5 million after-tax write-off of purchased in-process research and development in the first quarter of fiscal 2001, which was partially offset by a $23.7 million after-tax increase in other income due primarily to increased gains from sale of marketable securities. The write-off of purchased in-process research and development was also offset by improved operating margins in both the Government Communications and Commercial Communications segments after eliminating the effect of the results of exited product lines and the amortization of goodwill and purchased intangible assets.

Liquidity and Financial Position

Harris’ comparative financial position is as follows:

			Percent
	September 29,	June 30,	Increase/
(In millions except per share amounts)	2000	2000	(Decrease)

Cash and cash equivalents	$157.5	$378.2	(58.4)%

Marketable securities	340.1	432.5	(21.4)%

Other current assets	884.5	818.3	8.1%

Current liabilities	536.7	555.9	(3.5)%

Working capital	$845.4	$1,073.1	(21.2)%

Intangibles resulting from acquisitions	$217.3	$166.2	30.7%

Non-current deferred income taxes (asset)/liability	$(1.0)	$14.1	—

Total debt	$449.4	$491.0	(8.5)%

Total shareholders’ equity	$1,227.4	$1,374.3	(10.7)%

Total debt as a % of total capital	26.8%	26.3%

Book value per share	$18.28	$19.93	(8.3)%

Cash and cash equivalents: Harris had several transactions that resulted in significant cash outlays in the first quarter of fiscal 2001 including $128.7 million for the purchase of Wavtrace, $51.6 million for the purchase of treasury stock and $41.6 million for the reduction of debt. Harris plans to use remaining portion of its cash and marketable securities balances for similar general corporate purposes in the future such as acquisitions and repurchases of its common stock.

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

Marketable securities: Marketable securities decreased from $432.5 million as of June 30, 2000 to $340.1 million as of September 29, 2000. The decrease was primarily due to Harris’ sale of a portion of its holdings in Intersil Holding Corporation and AirNet Communications Corporation and a decrease in the quoted market prices of these securities.

Working capital: Working capital decreased from $1,073.1 million as of June 30, 2000 to $845.4 million as of September 29, 2000. This change was largely due to a $220.7 million decrease in cash and cash equivalents and a $92.4 million decrease in marketable securities for the reasons noted above. These decreases were partially offset by a $45.4 million reduction of short-term debt noted above and a $22.8 million increase in working capital due to income taxes. The change in current deferred income taxes and income taxes payable was mainly driven by the change in unrealized gains on marketable securities.

Intangibles resulting from acquisitions: Intangibles resulting from acquisitions increased from $166.2 million as of June 30, 2000 to $217.3 million as of September 29, 2000. The increase was due primarily to goodwill and other purchased intangibles recorded as a result of the Wavtrace acquisition.

Non-current deferred income taxes: The liability for non-current deferred income taxes was $14.1 million as of June 30, 2000 versus a $1.0 million asset as of September 29, 2000. The change was due primarily to tax loss carryforwards resulting from the Wavtrace acquisition.

Total debt: Total debt decreased from $491.0 million as of June 30, 2000, representing 26.3 percent of total capital (defined as the sum of total debt plus shareholders’ equity) to $449.4 million as of September 29, 2000, representing 26.8 percent of total capital. The decrease was due to the repayment of debt.

Purchase of Common Stock for treasury: Harris used $51.6 million to repurchase 1.8 million shares of its common stock in the first quarter of fiscal 2001 compared to $14.5 million to purchase 0.6 million shares in the first quarter of fiscal 2000. Harris’ Board of Directors has approved a share repurchase program which authorizes the repurchase of up to 15 million shares through open market transactions, in negotiated block transactions or pursuant to tender offers. Harris still has a remaining authorization to repurchase an additional 3.1 million shares under this repurchase program.

Additions of plant and equipment: Additions of plant and equipment in the first quarter of fiscal 2001 were $13.9 million versus $24.8 million in the first quarter of fiscal 2000. The decrease is due to the purchase of a new headquarters building for Harris’ broadcast communications operation in Mason, Ohio in the prior year. Total additions for Harris in fiscal 2001 are expected to be approximately $70 million.

Outlook

Results for the first quarter of fiscal 2001 indicate that we are focused on the right communications markets to achieve sales growth and improvement in profitability. For Harris overall, the outlook in fiscal 2001 is improving.

Forward-Looking Statements

This report contains forward-looking statements that reflect management’s current expectations, assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements may be identified by their use of forward-looking terminology, such as “believes”, “expects”, “may”, “should”, “would”, “will”, “intends”, “plans”, “estimates”, “anticipates”, and similar words. Harris cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those matters expressed in or implied by such forward-looking statements. Harris’ consolidated results and the forward-looking statements could be affected by many factors, including:

•	general economic conditions in the markets in which Harris operates;

•	economic developments that have a particularly adverse effect on one or more of the markets served by Harris;

•	continuing challenges and the exit of its telecom switching business;

•	stability of key markets for communications products, particularly Asia and Brazil;

•	fluctuation in foreign currency exchange rates and the effectiveness of Harris’ currency hedging program;

•	fluctuations in the U.S. and worldwide defense and space budgets;

•	effect of the consolidation in the U.S. defense industry on Harris’ direct and indirect business with the U.S. government;

•	Harris’ ability to receive contract awards;

•	continued development and market acceptance of new products, especially digital television broadcast products and broadband wireless access products;

•	ability to be successful in the management and integration of acquired businesses;

•	ability to achieve further product cost reductions and efficiencies in Harris’ commercial manufacturing operations;

•	ability to continue the liquidation of its marketable securities portfolio; and

•	the successful resolution of patent infringement and other general litigation.

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

Harris uses a combination of foreign currency call options and forward contracts to hedge against the currency risk associated with anticipated cash flows that are probable of occurring in the future and cash flows that are fixed or firmly committed over the next twelve months. Specifically, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, and accounts receivable from and future committed sales to customers, and intercompany loans. Management believes the use of foreign currency financial instruments should reduce the risks, which arise from doing business in international markets. Contracts are generally one year or less. At September 29, 2000, Harris had open foreign exchange contracts with a notional amount of $43.5 million, of which $17.5 million were classified as cash flow hedges and $26.0 million were classified as fair value hedges. All of these derivatives were recorded at their fair value on the balance sheet as of September 29, 2000 in accordance with FAS 133. Factors that could impact the effectiveness of Harris’ hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for Harris’ foreign currency derivatives held at September 29, 2000 would have an impact of approximately $3.5 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of Harris’ foreign denominated assets, liabilities and firm commitments.

Harris also maintains a portfolio of marketable equity securities available for sale. These investments result from the retained interest in sold or spun-off businesses and the investment into start-up companies that have technology or products that are of interest to Harris. The fair market value of these securities at September 29, 2000 was $340.1 million, compared to $432.5 million as of June 30, 2000. This decrease was primarily due to the sale of some of these investments in the first quarter of fiscal 2001 and a decrease in the quoted market prices of these securities. The corresponding unrealized gain is included as a component of shareholders’ equity. These investments have historically had higher volatility than most market indices. A 10 percent adverse change in the quoted market price of marketable equity securities would have an impact of approximately $34.0 million on the fair market value of these securities.

Harris utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. Harris does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2001, although there can be no assurances that interest rates will not significantly change.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

(10)	Material Contracts

(i)	Stock Option Terms and Conditions for grants under the Harris Corporation Stock Incentive Plan.

(ii)	Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 4(b) to Harris' Registration Statement on Form S-8, Registration Statement No. 333-49006, filed with the Commission on October 31, 2000.

(12)	Ratio of Earnings to Fixed Charges.

(27)	Financial Data Schedule (submitted electronically to the Securities and Exchange Commission for information only and not filed).

(b)	Reports on Form 8-K.

(i)	Harris filed a Current Report on Form 8-K with the Commission on July 31, 2000, relating to the announcement that it had signed a definitive agreement to purchase Wavtrace, Inc.

(ii)	Harris filed a Current Report on Form 8-K with the Commission on September 14, 2000 (date of event August 31, 2000) relating to the consummation of the acquisition of Wavtrace, Inc. Harris also filed an amendment to this Form 8-K with the Commission on September 14, 2000.

Items 1, 2, 3, 4, and 5 of Part II are not applicable and have been omitted.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS CORPORATION

(Registrant)

Date: November 7, 2000	By:	/s/Bryan R. Roub

Bryan R. Roub

Senior Vice President & Chief

Financial Officer (principal financial officer

and duly authorized officer)

EXHIBIT INDEX

Exhibit No.
Under Reg.
S-K, Item 601	Description

(10)(i)	Stock Option Terms and Conditions for grants under the Harris Corporation Stock Incentive Plan

(10)(ii)	Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 4(b) to Harris’ Registration Statement on Form S-8, Registration Statement No. 333-49006, filed with the Commission on October 31, 2000

(12)	Ratio of Earnings to Fixed Charges

(27)	Financial Data Schedule (submitted electronically to the Securities and Exchange Commission for information only and not filed).