Form 10-Q
period 2000-12-29
HARRIS CORP /DE/
filed 2001-02-08
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2000

or

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

(321) 727-9100

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

Yes   X   No ___

The number of shares outstanding of the registrant’s common stock, as of February 1, 2001 was 65,829,359 shares.

HARRIS CORPORATION

FORM 10-Q

For the Quarter Ended December 29, 2000

INDEX

Part I		Financial Information:	Page

	Item 1 -	Financial Statements (unaudited):
		Condensed Consolidated Statement of Income for the Quarter and
		Two Quarters ended December 29, 2000 and December 31, 1999	2

		Condensed Consolidated Balance Sheets at December 29, 2000
		and June 30, 2000	3

		Condensed Consolidated Statement of Cash Flows for the Two
		Quarters ended December 29, 2000 and December 31, 1999	4

		Notes to Condensed Consolidated Financial Statements	5

	Item 2 -	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	9

	Item 3 -	Quantitative and Qualitative Disclosure About Market Risk	18

Part II		Other Information:

	Item 4 -	Submission of Matters to a Vote of Security Holders	19

	Item 6 -	Exhibits and Reports on Form 8-K	20

Signature
Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)

The following information for the quarter and two quarters ended December 29, 2000 and December 31, 1999 has not been audited by independent accountants, but in the opinion of management reflects all adjustments (consisting only of normal, recurring items) necessary for a fair presentation of the results for the indicated periods. The results of operations for the quarter and two quarters ended December 29, 2000 are not necessarily indicative of the results for the full fiscal year.

	Quarter Ended		Two Quarters Ended

	December 29,	December 31,	December 29,	December 31,
	2000	1999	2000	1999

	(In millions, except per share amounts)
Revenue

Revenue from product sales and

services	$486.9	$441.0	$947.3	$839.8

Costs and Expenses

Cost of product sales and services	362.5	329.2	698.1	628.7

Engineering, selling and

administrative expenses	95.7	95.4	196.5	186.3

Amortization of goodwill and

other intangible assets	5.7	1.1	10.2	2.2

Purchased in-process research and

development	—	—	73.5	—

Other income	(7.9)	(3.8)	(51.8)	(11.2)

	456.0	421.9	926.5	806.0

Operating income	30.9	19.1	20.8	33.8

Interest income	3.2	8.8	7.5	10.1

Interest expense	(9.5)	(6.9)	(17.6)	(8.6)

Income from continuing

operations before income taxes	24.6	21.0	10.7	35.3

Income taxes	8.6	7.4	29.5	12.4

Income (loss) from continuing

operations	16.0	13.6	(18.8)	22.9

Discontinued operations net of income

taxes	—	1.0	—	(7.0)

Net income (loss)	$16.0	$14.6	$(18.8)	$15.9

Net income (loss) per common share

Basic:

Continuing operations	$.24	$.18	$(.28)	$.30

Discontinued operations	.00	.01	.00	(.09)

	$.24	$.19	$(.28)	$.21

Diluted:

Continuing operations	$.24	$.18	$(.28)	$.30

Discontinued operations	.00	.01	.00	(.09)

	$.24	$.19	$(.28)	$.21

Cash dividends paid per common

share	$.05	$.05	$.10	$.29

Average basic shares outstanding	66.4	75.0	67.4	76.9

Average diluted shares outstanding	66.6	75.1	67.4	77.0

See Notes to Condensed Consolidated Financial Statements

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	December 29,	June 30,
	2000	2000
	(unaudited)	(audited)

Assets

Current Assets

Cash and cash equivalents	$109.0	$378.2

Marketable securities	182.0	432.5

Receivables, net	449.7	466.5

Unbilled costs and accrued earnings on fixed price contracts	165.3	154.6

Inventories	220.5	197.2

Current deferred income taxes	76.1	—

Total current assets	1,202.6	1,629.0

Other Assets

Plant and equipment, net	287.5	295.4

Intangibles resulting from acquisitions, net	189.4	166.2

Non-current notes receivable	33.3	8.7

Non-current deferred income taxes	27.3	—

Other assets	222.1	227.6

	$1,962.2	$2,326.9

Liabilities and Shareholders’ Equity

Current Liabilities

Short-term debt	$79.5	$75.6

Accounts payable	102.1	109.5

Compensation and benefits	85.5	86.3

Other accrued items	113.1	148.0

Advance payments and unearned income	74.7	73.7

Income taxes	33.5	15.5

Current deferred income taxes	—	14.5

Current portion of long-term debt	101.5	32.8

Total current liabilities	589.9	555.9

Other Liabilities

Non-current deferred income taxes	—	14.1

Long-term debt	285.1	382.6

Shareholders’ Equity

Preferred Stock, without par value; 1,000,000 shares authorized; none issued	—	—

Common Stock, $1.00 par value; 250,000,000 shares authorized; issued and outstanding 65,828,716 shares at December 29, 2000

and 68,957,761 shares at June 30, 2000	65.8	69.0

Other capital	213.9	228.4

Retained earnings	768.8	864.1

Unearned compensation	(5.5)	(3.2)

Accumulated other comprehensive income	44.2	216.0

Total shareholders’ equity	1,087.2	1,374.3

	$1,962.2	$2,326.9

See Notes to Condensed Consolidated Financial Statements

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Two Quarters Ended

(In millions)	December 29,	December 31,
	2000	1999

Operating Activities

Income (loss) from continuing operations	$(18.8)	$22.9

Adjustments to reconcile net income to net cash used in operating activities:

Depreciation and amortization	37.5	31.7

Non-current deferred income tax	(16.4)	(14.2)

Purchased in-process research & development	73.5	—

Gain on the sale of securities available for sale	(65.8)	(4.1)

Income from discontinued operations-net of items not affecting cash	—	(41.6)

(Increase) decrease in:

Accounts and notes receivable	(14.7)	(38.3)

Unbilled costs and inventories	(37.6)	32.5

Increase (decrease) in:

Accounts payable and accrued expenses	(30.6)	(54.0)

Advance payments and unearned income	1.9	—

Income taxes	28.5	(4.9)

Other	(9.6)	(36.2)

Net cash used in operating activities	(52.1)	(106.2)

Investing Activities

Acquisitions of businesses, net of cash acquired	(125.9)	(5.8)

Additions of plant and equipment	(26.4)	(39.1)

Proceeds from the sale of securities available for sale	67.9	6.4

Net assets of discontinued operations	—	1,028.1

Net cash provided by (used in) investing activities	(84.4)	989.6

Financing Activities

Increase (decrease) in debt	(35.9)	(354.2)

Proceeds from sale of Common Stock	1.7	1.3

Purchase of Common Stock for treasury	(92.1)	(227.5)

Cash dividends	(6.7)	(22.9)

Net cash used in financing activities	(133.0)	(603.3)

Effect of exchange rate changes on cash and cash equivalents	0.3	(0.3)

Net increase (decrease) in cash and cash equivalents	(269.2)	279.8

Cash and cash equivalents at beginning of year	378.2	85.7

Cash and cash equivalents at end of quarter	$109.0	$365.5

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 29, 2000

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and changes in cash flows in conformity with accounting principles generally accepted in the United States. In the opinion of management such financials reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for such period. For further information refer to the financial statements and notes to financial statements included in Harris’ Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

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

In April 2000, the Financial Accounting Standards Board (“FASB’) issued FASB Interpretation No. 44 (“FIN No. 44”), “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25.” Among other issues, this interpretation clarifies the definition of employees for purposes of applying Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. Harris has adopted FIN No. 44 for fiscal 2001. The adoption did not have a material effect on Harris’ financial statements.

Note C – Financial Instruments and Risk Management

As part of Harris’ risk management program, Harris uses or used a variety of financial instruments, including foreign currency options and foreign currency forward contracts. Harris does not hold or issue derivative financial instruments for trading purposes.

Effective July 1, 2000, Harris adopted Statement of Financial Accounting Standards No. 133 – “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 requires Harris to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The adoption of SFAS 133 on July 1, 2000 did not have a material impact on results of operations but resulted in the cumulative effect of an accounting change of $0.2 million after tax being recognized as income in other comprehensive income. This comprehensive income will be recognized on the consolidated statement of income during fiscal 2001.

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

In June 2000, Harris sold the core switch business to Teltronics, Inc. and in August 2000, Harris sold the alarm management portion of the product line. Harris also intends to sell the international activities of the switch product line during fiscal 2001. Gains or losses from the sale of these operations are included or will be included in restructuring expenses in the period the sale occurs. Estimated discounted cash flows were used in determining the fair value of assets and liabilities in recording the restructuring charge.

Harris paid all remaining severance benefits during the second quarter of fiscal 2001. No further cash outlays from these restructuring actions are expected.

Sales from these product lines were $23.6 million for the quarter ended December 31, 1999 and $43.5 million for the two quarters ended December 31, 1999. The operating loss from these product lines were $7.9 million for the quarter ended December 31, 1999 and $11.6 million for the two quarters ended December 31, 1999.

The components and use of restructuring reserves are summarized below:

		Use of Reserve
	Original			Reserve Balance at
(In millions)	Reserve	Cash	Non-Cash	December 29, 2000

Severance benefits	$4.7	$4.7	$—	$—

Capitalized software write-offs	14.1	—	14.1	—

Intangible asset write-offs	4.4	—	4.4	—

Equipment write-downs	6.2	—	6.2	—

Other exit costs	11.6	5.5	6.1	—

	$41.0	$10.2	$30.8	$—

Note E – Business Combinations

In August 2000, Harris purchased Wavtrace, Inc. (“Wavtrace”), a developer of broadband wireless access systems for high speed wireless access to the Internet and other data, voice, and video services. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations of Wavtrace have been included in Harris’ consolidated income statement since the date of acquisition. Prior to the acquisition, Harris owned slightly less than 20 percent of Wavtrace. The purchase price for the remaining approximately 80 percent is valued at $137.2 million. The purchase price is calculated as follows:

(In millions)

Cash consideration paid to former Wavtrace shareholders	$125.9

Cash paid for acquisition costs	2.6

Unvested Wavtrace options converted to Harris options	1.4

Assumed debt	9.7

Less cash acquired	(2.4)

$137.2

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

	Quarter Ended		Two Quarters Ended

(In millions, except per	December 29,	December 31,	December 29,	December 31,
share amounts)	2000	1999	2000	1999

Revenue from product sales and services	$486.9	$441.0	$947.3	$839.8
Income (loss) from continuing operations	$16.0	$8.0	$(25.4)	$12.2

Income (loss) from continuing operations per

common share-diluted	$.24	$.11	$(.38)	$.16

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

Note F – Comprehensive Earnings (Loss) and Accumulated Other Comprehensive Income

Comprehensive earnings (loss) for the quarters ended December 29, 2000 and December 31, 1999 were $(97.5) million and $102.9 million, respectively. Comprehensive earnings (loss) for the two quarters ended December 29, 2000 and December 31, 1999 were $(190.6) million and $105.6 million, respectively.

The components of accumulated other comprehensive income, net of related tax, at December 29, 2000 and June 30, 2000 are as follows:

(In millions)	December 29,	June 30,
	2000	2000

Net unrealized gains on securities available-for-sale	$60.5	$232.5

Foreign currency translation adjustments	(16.4)	(16.5)

Net unrealized gain on hedging activity	0.1	—

	$44.2	$216.0

Note G — Receivables

Receivables are summarized below:

(In millions)	December 29,	June 30,
	2000	2000

Accounts receivable	$462.3	$479.5

Notes receivable due within one year-net	16.7	17.7

	479.0	497.2

Less allowances for collection losses	29.3	30.7

	$449.7	$466.5

Note H – Inventories and Unbilled Costs

Inventories are summarized below:

(In millions)	December 29,	June 30,
	2000	2000

Finished products	$50.5	$39.4

Work in process	51.6	61.9

Raw materials and supplies	118.4	95.9

	$220.5	$197.2

Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $205.4 million at December 29, 2000 and $180.0 million at June 30, 2000.

Note I – Plant and Equipment

Plant and equipment are summarized below:

(In millions)	December 29,	June 30,
	2000	2000

Land	$12.6	$11.5

Buildings	267.7	264.7

Machinery and equipment	561.5	556.1

	841.8	832.3

Less allowances for depreciation	554.3	536.9

	$287.5	$295.4

Note J – Net Income Per Share

Average outstanding shares used in the computation of net income (loss) per share are as follows:

	Quarter Ended		Two Quarters Ended

(In millions)	December 29,	December 31,	December 29,	December 31,
	2000	1999	2000	1999

Basic:

Weighted average shares outstanding	66.6	75.3	67.6	77.2

Contingently issuable shares	(0.2)	(0.3)	(0.2)	(0.3)

	66.4	75.0	67.4	76.9

Diluted:

Weighted average shares outstanding	66.6	75.3	67.6	77.2

Dilutive stock options	0.2	—	—	—

Contingently issuable shares	(0.2)	(0.2)	(0.2)	(0.2)

	66.6	75.1	67.4	77.0

The effect of dilutive stock options is not included in the computation for the two quarters ended December 29, 2000 because to do so would be antidilutive.

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

In June 2000, Harris sold the core switch business to Teltronics, Inc. and in August 2000, Harris sold the alarm management portion of this product line. Harris also intends to sell the international activities of the switch product line during fiscal 2001. Gains or losses from the sale of these operations are included or will be included in restructuring expenses in the period the sale occurs. Estimated discounted cash flows were used in determining the fair value of assets and liabilities in recording the restructuring charge.

Harris paid all remaining severance benefits during the second quarter of fiscal 2001. No further cash outlays from these restructuring actions are expected.

Sales from these product lines were $23.6 million for the quarter ended December 31, 1999 and $43.5 million for the two quarters ended December 31, 1999. The operating loss from these product lines were $7.9 million for the quarter ended December 31, 1999 and $11.6 million for the two quarters ended December 31, 1999.

Harris does not anticipate any further restructuring charges with respect to the exit of the telephone switching and alarm management product lines in fiscal 2001 other than gains or losses that may come from the sale of the exited product lines noted above. For further information see the “Restructuring” footnote in the Notes to Condensed Consolidated Financial Statements.

Purchased In-Process Research and Development

In August 2000, Harris purchased Wavtrace, Inc. (“Wavtrace”), a developer of broadband microwave radio systems for high speed wireless access to the Internet and other data, voice, and video services. Prior to the acquisition, Harris owned slightly less than 20 percent of Wavtrace. The purchase price for the remaining approximately 80 percent is valued at $137.2 million. The purchase price is calculated as follows:

(In millions)

Cash consideration paid to former Wavtrace shareholders	$125.9

Cash paid for acquisition costs	2.6

Unvested Wavtrace options converted to Harris options	1.4

Assumed debt	9.7

Less cash acquired	(2.4)

$137.2

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

Remaining development efforts for this in-process research and development project include various phases of design, development and testing. The anticipated completion date for the in-process research and development project will occur within the next twelve months, after which Harris expects to begin generating economic benefits from the technology over a seven-year life cycle. Expenditures to complete this project are expected to total $8.4 million.

These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. It is expected that these development efforts will continue and that there is a reasonable chance of successfully completing the research and development programs. However, there is a risk associated with the completion of the project and there is no assurance that the project will attain either technological or commercial success.

Net Revenue and Operating Income by Segment

Net revenue for the second quarter of fiscal 2001 was $486.9 million, an increase of 10.4 percent compared to the prior year. Operating income in the second quarter of fiscal 2001 was $30.9 million versus $19.1 million for the prior year.

Segment revenue and operating income were as follows:

	Quarter Ended			Two Quarters Ended

			%			%
	Dec. 29,	Dec. 31,	Inc./	Dec. 29,	Dec. 31,	Inc./
(Dollars in millions)	2000	1999	(Dec.)	2000	1999	(Dec.)

REVENUE

Government Communications	$210.1	$194.3	8.1%	$408.4	$389.6	4.8%

Commercial Communications	276.8	246.7	12.2%	538.9	450.2	19.7%

Total Revenue	$486.9	$441.0	10.4%	$947.3	$839.8	12.8%

OPERATING INCOME

Government Communications	$17.0	$15.0	13.3%	$32.5	$26.8	21.3%

% of revenue	8.1%	7.7%		8.0%	6.9%

Commercial Communications (1)	15.1	11.3	33.6%	(46.6)	13.4	—

% of revenue	5.5%	4.6%		(8.6)%	3.0%

Headquarters expense	(9.1)	(11.0)	(17.3)%	(16.9)	(17.6)	(4.0)%

Other income	7.9	3.8	107.9%	51.8	11.2	362.5%

Total	$30.9	$19.1	61.8%	$20.8	$33.8	(38.5)%

% of revenue	6.3%	4.3%		2.2%	4.0%

(1)   The two quarters ended December 29, 2000 includes a $73.5 million write-off of purchased in-process research and development.

Government Communications Segment: Government Communications segment revenue in the second quarter of fiscal 2001 increased 8.1 percent from the prior year and operating income increased 13.3 percent. The segment is benefiting from increased government spending for research and development and procurement to upgrade the country’s high-level defense communications infrastructure. Operating margins improved as a result of improved program performance, which results in a higher amount of award fees.

Commercial Communications Segment: Commercial Communications segment revenue in the second quarter of fiscal 2001 increased 12.2 percent from the prior year. Excluding sales from the exited telephone switching product line in the prior year, the Commercial Communications segment’s sales increased from $223.1 million in the second quarter of fiscal 2000 to $276.8 million in the second quarter of fiscal 2001 or 24.1 percent. This growth was primarily driven by a strong demand for microwave radios and digital broadcast systems.

The segment’s operating income was impacted by increased amortization of goodwill and other intangible assets from $1.1 million in the second quarter of fiscal 2000 to $5.7 million in the second quarter of 2001. The operating income in the second quarter of fiscal 2000 included a $7.9 million operating loss from Harris’ exited telephone switching product line. Excluding the exited product line results, and the amortization of goodwill and other intangible assets, the Commercial Communications segment’s operating income increased from $20.3 million in the second quarter of fiscal 2000 to $20.8 million in the second quarter of fiscal 2001 or 2.5 percent. The slower growth rate in operating income when compared to sales was primarily driven by the segment’s heavy investment in developing its point-to-multipoint microwave radio products and by lower operating income in line test products. Line test products are used in the digital subscriber line rollout, which had an abrupt slowdown during the second quarter of fiscal 2001 as competitive local exchange carrier service providers encountered financing shortfalls. Excluding the line test products, operating income for the rest of the Commercial Communications segment was in line with its sales growth.

Harris’ microwave business posted a 47 percent increase in quarterly sales from the comparable quarter of fiscal 2000. The growth was driven by requirements for wireless infrastructure and capacity upgrades. Strong worldwide demand continued for point-to-point microwave radios, and once again showed strength in the regions of Latin America, Asia and North America. The point-to-multipoint product development programs are on target and field tests have met all technical milestones while receiving positive customer feedback. These new point-to-multipoint products will initially target high-speed Internet access for businesses and home offices. Harris expects to introduce these products later in calendar year 2001.

Sales in the broadcast business increased 21 percent during the quarter, led by an acceleration of the transition of TV stations to digital transmitters and encoding equipment and the business’ expansion last year into the broadcast automation market with its acquisition of Louth Automation. Orders for the quarter were at record levels. Significant contracts to provide digital equipment were received during the quarter from several leading broadcasters, including Gray Communications, Belo Corporation and Hearst-Argyle. In this early stage of digital deployment, Harris has delivered more than 125 digital television transmitters to U.S. stations.

Sales in the segment’s RF communications business increased slightly compared to record sales last year. Successful deployment of the Falcon II high-data-rate, multiband, secure radios are driving orders higher and yielding strong profitability improvement.

Sales in the segment’s network support business grew 3 percent. Hand-held tools and test sets and network management product lines offset much of the previously mentioned weakness experienced in line test products.

First Two Quarters Ended December 29, 2000: Revenue for the first two quarters ended December 29, 2000 increased 12.8 percent when compared to the first two quarters of the prior year while operating income decreased 38.5 percent. After eliminating the effect of the results of the exited telephone switching product line and the amortization of goodwill and other intangible assets, revenues increased 19.0 percent and operating income decreased 34.9 percent in the first two quarters of fiscal 2001 when compared to the prior year. The sales increase was primarily from the Commercial Communications segment, which increased 32.5 percent in the first two quarters of 2001 versus the first two quarters of fiscal 2000. The decrease in operating income was primarily due to the $73.5 million write-off of purchased in-process research and development related to the acquisition of Wavtrace, Inc in the first quarter of fiscal 2001. The purchased in-process research and development write-off was partially offset by an increase in other income from $11.2 million in the first two quarters of fiscal 2000 to $51.8 million in the first two quarters of fiscal 2001. This increase in other income was primarily due to gains from the sale of securities available for sale from $4.1 million in the first two quarters of 2000 to $65.8 million in the first two quarters of 2001. The increase in gains from the sale of securities was partially offset by investments made in marketing and technology projects, lower royalty income and losses realized from Harris’ equity investments during the first two quarters of fiscal 2001.

Comparative Statement of Income

Harris’ comparative statement of income is as follows:

	Quarter Ended			Two Quarters Ended

			%			%
	Dec. 29,	Dec. 31,	Inc./	Dec. 29,	Dec. 31,	Inc./
(Dollars in millions)	2000	1999	(Dec.)	2000	1999	(Dec.)

Revenue	$486.9	$441.0	10.4%	$947.3	$839.8	12.8%

Cost of revenue	362.5	329.2	10.1%	698.1	628.7	11.0%

Gross margin	124.4	111.8	11.3%	249.2	211.1	18.0%

% of revenue	25.5%	25.4%		26.3%	25.1%

Engineering, selling and administrative expenses	95.7	95.4	0.3%	196.5	186.3	5.5%

% of revenue	19.7%	21.6%		20.7%	22.2%

Amortization of goodwill and other intangible assets	5.7	1.1	418.2%	10.2	2.2	363.6%

Purchased in-process research and development	—	—	—	73.5	—	—

Other income	(7.9)	(3.8)	107.9%	(51.8)	(11.2)	362.5%

Operating income	30.9	19.1	61.8%	20.8	33.8	(38.5)%

% of revenue	6.3%	4.3%		2.2%	4.0%
Interest income	3.2	8.8	(63.6)%	7.5	10.1	(25.7)%

Interest expense	(9.5)	(6.9)	37.7%	(17.6)	(8.6)	104.7%

Income from continuing operations before taxes	24.6	21.0	17.1%	10.7	35.3	(69.7)%

% of revenue	5.1%	4.8%		1.1%	4.2%
Income taxes	8.6	7.4	16.2%	29.5	12.4	137.9%

Income(loss) from continuing operations	$16.0	$13.6	17.6%	$(18.8)	$22.9	—

% of revenue	3.3%	3.1%		(2.0)%	2.7%

Gross Margin: The gross margin as a percent of revenue was 25.5 percent in the second quarter of fiscal 2001 compared to 25.4 percent in the second quarter of fiscal 2000. Excluding the impact of the exited telephone switching product line in fiscal 2000, gross margin as a percent of revenue decreased from 25.9 percent in the second quarter of fiscal 2000 to 25.5 percent in the second quarter of fiscal 2001. The decrease is primarily due to the reduced demand for the Commercial Communications segment’s historically higher margin line test products and the related overhead absorption and factory underutilization.

Engineering, Selling and Administrative Expenses: Engineering, selling, and administrative expenses as a percent of revenue were 19.7 percent in the second quarter of fiscal 2001 versus 21.6 percent in the second quarter of fiscal 2000. Fiscal 2000 operating expenses were impacted by the exited telephone switching product line. Excluding the impact of the exited telephone switching product line in fiscal 2000, engineering, selling, and administrative expenses as a percent of revenue decreased from 20.1 percent in the second quarter of fiscal 2000 to 19.7 percent in the second quarter of fiscal 2001. Marketing and research and development costs increased as expected due to the development of the Commercial Communications segment’s ClearBurst 2000 point-to-multipoint microwave radio products. General and administrative expenses in the second quarter of fiscal 2001 were steady when compared with the prior year and down as a percentage of revenue as initiatives to centralize administrative functions within Harris began to take hold.

Goodwill Amortization: Amortization of goodwill and other intangible assets increased from $1.1 million in the second quarter of fiscal 2000 to $5.7 million in the second quarter of fiscal 2001. The increase was due to the amortization of goodwill related to the acquisitions in the Commercial Communications segment: namely, Wavtrace, Inc., Louth Automation, and TRT Lucent Technologies’ point-to-point microwave radio business.

Other Income: Other income increased from $3.8 million in the second quarter of fiscal 2000 to $7.9 million in the second quarter of fiscal 2001 due primarily to higher gains from the sale of marketable securities and larger amounts of royalty income.

The higher stock gains and royalty income were partially offset by investments made in marketing and technology projects and losses realized from Harris’ equity investments during the second quarter of fiscal 2001.

Interest Income and Interest Expense: Interest income decreased from $8.8 million in the second quarter of fiscal 2000 to $3.2 million in the second quarter of fiscal 2001 due primarily to lower cash balances in the current year that resulted from the repurchase of Harris stock, and the acquisitions of Louth Automation, TRT Lucent Technologies’ point-to-point microwave radio business, and Wavtrace Inc. Interest expense increased from $6.9 million in the second quarter of fiscal 2000 to $9.5 million in the second quarter of fiscal 2001 due to an allocation of interest expense to the results of discontinued operations in the prior year. Total interest expense from both continuing operations and discontinued operations decreased from $10.3 million in the second quarter of fiscal 2000 to $9.5 million in the second quarter of fiscal 2001.

Income Taxes: The provision for income taxes as a percentage of pretax income was 35.0 percent in both fiscal 2001 and fiscal 2000. Both fiscal 2001 and 2000 benefited from tax rates on foreign source income and export sales, which offset the additional provision needed for state income taxes.

Return on Revenue: Income from continuing operations as a percentage of revenue was 3.3 percent in the second quarter of fiscal 2001 versus 3.1 percent in the second quarter of fiscal 2000. After eliminating the effect of the results of the exited telephone switching product line and the amortization of goodwill and other intangible assets, the return on revenue was 4.0 percent in the second quarter of fiscal 2001 versus 4.7 percent in the second quarter of fiscal 2000. The decrease was primarily due to the decrease in interest income and increase in interest expense mentioned above.

First Two Quarters Ended December 29, 2000: The gross margin as a percent of revenue was 26.3 percent in the first two quarters of fiscal 2001 compared to 25.1 percent in the first two quarters of fiscal 2000. The increase was primarily due to improved gross margins in the Government Communications segment and the Commercial Communications segment’s broadcast and RF communications product lines in the first quarter of fiscal 2001 versus the same period in the prior year.

Engineering, selling, and administrative expenses as a percent of revenue were 20.7 percent in the first two quarters of fiscal 2001 versus 22.2 percent in the first two quarters of fiscal 2000. Excluding the impact of the exited telephone switching product line in fiscal 2000, the engineering, selling and administrative expenses as a percent of revenue increased slightly from 20.5 percent in the first two quarters of fiscal 2000 to 20.7 percent in the first two quarters of fiscal 2001.

The first two quarters of fiscal 2001 showed a loss from continuing operations of $18.8 million versus income in the prior year of $22.9 million. This decrease was primarily due to the change in operating income discussed under the “Net Revenue and Operating Income by Segment” caption above as well as a change in net interest from income of $1.5 million in the first two quarters of fiscal 2000 to an expense of $10.1 million in the first two quarters of fiscal 2001. This variance was due to lower cash balances in the current year that resulted from the repurchase of Harris stock and the acquisitions of Louth Automation, TRT Lucent Technologies’ point-to-point microwave radio business, and Wavtrace Inc. as well as an allocation of interest expense to the results of discontinued operations in the prior year. Excluding the impact of the one time write off of purchased in-process research and development in the first quarter of fiscal 2001, the provision for income taxes as a percentage of pretax income was 35.0 percent in the first quarter of both fiscal 2001 and 2000. The write off of purchased in-process research and development is not deductible for income tax purposes.

LIQUIDITY AND FINANCIAL POSITION

Harris’ comparative financial position is as follows:

			Percent
	December 29,	June 30,	Increase/
(In millions except per share amounts)	2000	2000	(Decrease)

Cash and cash equivalents	$109.0	$378.2	(71.2)%

Marketable securities	182.0	432.5	(57.9)%

Other current assets	911.6	818.3	11.4%

Current liabilities	589.9	555.9	6.1%

Working capital	$612.7	$1,073.1	(42.9)%

Intangibles resulting from acquisitions	$189.4	$166.2	14.0%

Non-current deferred income taxes (asset)/liability	$(27.3)	$14.1	—

Total debt	$466.1	$491.0	(5.1)%

Total shareholders’ equity	$1,087.2	$1,374.3	(20.9)%

Total debt as a % of total capital	30.0%	26.3%

Book value per share	$16.52	$19.93	(17.1)%

Cash and cash equivalents: Harris had several transactions that resulted in significant cash outlays in the first two quarters of fiscal 2001 including $126.1 million for the purchase of Wavtrace, $92.1 million for the purchase of treasury stock, $35.9 million for the reduction of debt, cash used in operating activities of $52.1 million and additions of plant and equipment of $26.4 million. Harris plans to use its cash and marketable securities balances for general corporate purposes in the future including marketing and technology projects, acquisitions, and repurchases of its common stock.

Harris has available a $500 million syndicated credit facility which expires in November of 2001 and a $500 million shelf registration. Harris anticipates that it will enter into a new credit facility this fiscal year. Management currently believes that existing cash, funds generated from operations, sales of marketable securities, the credit facility or a replacement facility, and access to the public debt markets will be sufficient to provide for Harris’ anticipated requirements for working capital, capital expenditures, and any additional stock repurchases under the current repurchase program for the next twelve months.

Marketable securities: Marketable securities decreased from $432.5 million as of June 30, 2000 to $182.0 million as of December 29, 2000. The decrease was primarily due to the reduction of quoted market prices for Harris’ holdings in Intersil Holding Corporation and AirNet Communications Corporation as well as the sales of $68 million worth of these securities during the current fiscal year.

Working capital: Working capital decreased from $1,073.1 million as of June 30, 2000 to $612.7 million as of December 29, 2000. This change was largely due to a $269.2 million decrease in cash and cash equivalents and a $250.5 million decrease in marketable securities for the reasons noted above. Also, the current portion of long-term debt increased $68.7 million. These decreases were partially offset by a $72.6 million increase in working capital due to income taxes. The change in current deferred income taxes and income taxes payable was mainly driven by the change in unrealized gains on marketable securities.

Intangibles resulting from acquisitions: Intangibles resulting from acquisitions increased from $166.2 million as of June 30, 2000 to $189.4 million as of December 29, 2000. The increase was due primarily to goodwill and other purchased intangibles recorded as a result of the Wavtrace acquisition.

Non-current deferred income taxes: The liability for non-current deferred income taxes was $14.1 million as of June 30, 2000 versus a $27.3 million asset as of December 29, 2000. The change was due primarily to tax loss carryforwards resulting from the Wavtrace acquisition.

Total debt: Total debt decreased from $491.0 million as of June 30, 2000, representing 26.3 percent of total capital (defined as the sum of total debt plus shareholders’ equity) to $466.1 million as of December 29, 2000, representing 30.0 percent of total capital. The decrease in total debt was due to the repayment of debt while the increase in the total debt to total capital ratio was due to the purchase of treasury stock noted below.

Purchase of Common Stock for treasury: Harris used $92.1 million to repurchase 3.2 million shares of its common stock in the first two quarters of fiscal 2001. Harris’ Board of Directors has approved a share repurchase program which authorizes the repurchase of up to 15 million shares through open market transactions, in negotiated block transactions or pursuant to tender offers. Harris still has a remaining authorization to repurchase an additional 1.7 million shares under this repurchase program.

Additions of plant and equipment: Additions of plant and equipment in the first two quarters of fiscal 2001 were $26.4 million versus $39.1 million in the first two quarters of fiscal 2000. The decrease was due to a prior year purchase of a new headquarters building for Harris’ broadcast communications operation in Mason, Ohio. Total additions for Harris in fiscal 2001 are expected to be approximately $70 million.

Outlook

The strong results for the second quarter and first half of our fiscal year indicate that Harris is well positioned in its selected communications equipment markets. By serving multiple communications markets, Harris is able to dampen the impact of specific problems, such as the softness in the rollout of competitive local exchange carrier digital subscriber line services. Harris is concerned about deteriorating economic indicators and Harris is hopeful that actions by the Federal Reserve and other government entities will facilitate a soft landing. A negative growth rate in gross domestic product, should it occur, would affect Harris along with the rest of U.S. industry. Thus far, however, many of the signs are encouraging for Harris. Harris expects that strong growth will continue in its point-to-point microwave business and that the introduction of new point-to-multipoint products will add to that growth in the next fiscal year. Recent positive rulings by the Federal Communications Commission will accelerate the digital television broadcast transition, which is already underway. Harris’ Government Communications segment is successfully providing state-of-the-art technology and engineering expertise to help create advanced products for our commercial businesses, while continuing to raise its own performance in the steadily-improving government market.

Forward-Looking Statements

This report contains forward-looking statements that reflect management’s current expectations, assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements may be identified by their use of forward-looking terminology, such as “believes”, “expects”, “may”, “should”, “would”, “will”, “intends”, “plans”, “estimates”, “anticipates”, and similar words. Harris cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those matters expressed in or implied by such forward-looking statements. Harris’ consolidated results and the forward-looking statements could be affected by many factors, including:

•	general economic conditions in the markets in which Harris operates;

•	economic developments that have a particularly adverse effect on one or more of the markets served by Harris;

•	continuing challenges in the exit of its telephone switching business;

•	stability of key markets for communications products, particularly Asia and Brazil;

•	fluctuation in foreign currency exchange rates and the effectiveness of Harris’ currency hedging program;

•	fluctuations in the U.S. and worldwide defense and space budgets;

•	effect of the consolidation in the U.S. defense industry on Harris’ direct and indirect business with the U.S. Government;

•	Harris’ ability to receive government contract awards;

•	continued development and market acceptance of new products, especially digital television broadcast products and broadband wireless access products;

•	ability to be successful in the management and integration of acquired businesses;

•	ability to achieve further product cost reductions and efficiencies in Harris’ commercial manufacturing operations;

•	ability to continue the orderly liquidation of its marketable securities portfolio; and

•	the successful resolution of patent infringement and other general litigation.

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

Harris uses a combination of foreign currency call options and forward contracts to hedge against the currency risk associated with anticipated cash flows that are probable of occurring in the future and cash flows that are fixed or firmly committed over the next twelve months. Specifically, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, and accounts receivable from and future committed sales to customers, and intercompany loans. Management believes the use of foreign currency financial instruments should reduce the risks, which arise from doing business in international markets. Contracts are generally one year or less. At December 29, 2000, Harris had open foreign exchange contracts with a notional amount of $26.2 million, of which $6.2 million were classified as cash flow hedges and $20.0 million were classified as fair value hedges. All of these derivatives were recorded at their fair value on the balance sheet as of December 29, 2000 in accordance with FAS 133. Factors that could impact the effectiveness of Harris’ hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for Harris’ foreign currency derivatives held at December 29, 2000 would have an impact of approximately $2.3 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of Harris’ foreign denominated assets, liabilities and firm commitments.

Harris also maintains a portfolio of marketable equity securities available for sale. These investments result from the retained interest in sold or spun-off businesses and the investment into start-up companies that have technology or products that are of interest to Harris. The fair market value of these securities at December 29, 2000 was $182.0 million, compared to $432.5 million as of June 30, 2000. This decrease was primarily due to a decrease in these securities quoted market prices and the sale of some of these investments in the first two quarters of fiscal 2001. The corresponding unrealized gain is included as a component of shareholders’ equity. These investments have historically had higher volatility than most market indices. A 10 percent adverse change in the quoted market price of marketable equity securities would have an impact of approximately $18.2 million on the fair market value of these securities.

Harris utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. Harris does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2001, although there can be no assurances that interest rates will not significantly change.

PART II. OTHER INFORMATION

Item 4. Submissions of Matters to a Vote of Security Holders.

      At the Annual Meeting of Shareholders of Harris held on October 27, 2000, the following proposals were adopted by the margins indicated.

1.	To elect four nominees to the Board of Directors:

	Nominee	Number of Shares

		For		Withheld

	Ralph D. DeNunzio		60,918,053	1,563,346
	Joseph L. Dionne		60,913,296	1,568,103
	Gregory T. Swienton		60,939,149	1,542,250
	Alexander B. Trowbridge		60,921,264	1,560,135

2.	To approve the Harris Corporation 2000 Stock Incentive Plan:

		For	44,637,441
		Against	9,492,762
		Abstain	305,666

3.	To reapprove the Harris Corporation Annual Incentive Plan:

		For	58,149,420
		Against	4,012,304
		Abstain	319,675

4.	To ratify the appointment of Ernst & Young LLP as the independent public auditors for fiscal 2001:

		For	62,094,962
		Against	165,110
		Abstain	221,327

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

(12) Ratio of Earnings to Fixed Charges.

(b)	Reports on Form 8-K.

No Current Reports on Form 8-K were filed during the fiscal quarter ended December 29, 2000.

Items 1, 2, 3, and 5 of Part II are not applicable and have been omitted.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS CORPORATION

(Registrant)

Date: February 7, 2001	By:	/s/ Bryan R. Roub

Bryan R. Roub
Senior Vice President & Chief
Financial Officer (principal financial officer
and duly authorized officer)

EXHIBIT INDEX

Exhibit No
Under Reg
S-K, Item 601	Description

(12)	Ratio of Earnings to Fixed Charges