Form 10-Q
period 2001-03-30
HARRIS CORP /DE/
filed 2001-05-14
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form l0-Q

                             (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION l3 or l5(d)
OF THE SECURITIES EXCHANGE ACT OF l934

For the quarterly period ended March 30, 2001

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

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
Yes    X       No

The number of shares outstanding of the registrant’s common stock, as of May 9, 2001 was 65,839,331 shares.

HARRIS CORPORATION

FORM 10-Q

For the Quarter Ended March 30, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)

The following information for the quarter and three quarters ended March 30, 2001 and March 31, 2000 has not been audited by independent accountants, but in the opinion of management reflects all adjustments (consisting only of normal, recurring items) necessary for a fair presentation of the results for the indicated periods. The results of operations for the quarter and three quarters ended March 30, 2001 are not necessarily indicative of the results for the full fiscal year.

	Quarter Ended		Three Quarters Ended

	March 30,	March 31,	March 30,	March 31,
	2001	2000	2001	2000

	(In millions, except per share amounts)
Revenue

Revenue from product sales and services	$479.3	$455.2	$1,426.6	$1,295.0

Costs and Expenses

Cost of product sales and services	352.6	342.6	1,050.7	971.3

Engineering, selling and administrative expenses	104.8	108.3	301.3	294.6

Amortization of goodwill and other intangible assets	6.0	3.8	16.2	6.0

Restructuring expense	—	40.0	—	40.0

Purchased in-process research and development	—	10.7	73.5	10.7

Other income	(7.6)	(28.6)	(59.4)	(39.8)

	455.8	476.8	1,382.3	1,282.8

Operating income (loss)	23.5	(21.6)	44.3	12.2

Interest income	2.5	7.5	10.0	17.6

Interest expense	(9.0)	(8.0)	(26.6)	(16.6)

Income (loss) from continuing operations before income taxes	17.0	(22.1)	27.7	13.2

Income taxes	5.9	(7.8)	35.4	4.6

Income (loss) from continuing operations	11.1	(14.3)	(7.7)	8.6

Discontinued operations net of income taxes	—	—	—	(7.0)

Net income (loss)	$11.1	$(14.3)	$(7.7)	$1.6

Net income (loss) per common share

Basic:

Continuing operations	$.17	$(.21)	$(.12)	$.11

Discontinued operations	.00	.00	.00	(.09)

	$.17	$(.21)	$(.12)	$.02

Diluted:

Continuing operations	$.17	$(.21)	$(.12)	$.11

Discontinued operations	.00	.00	.00	(.09)

	$.17	$(.21)	$(.12)	$.02

Cash dividends paid per common share	$.05	$.05	$.15	$.34

Average basic shares outstanding	65.7	68.9	66.9	74.5

Average diluted shares outstanding	65.8	68.9	66.9	74.8

See Notes to Condensed Consolidated Financial Statements

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	March 30,	June 30,
	2001	2000
	(unaudited)	(audited)

Assets

Current Assets

Cash and cash equivalents	$115.5	$378.2

Marketable securities	107.0	432.5

Receivables, net	450.4	466.5

Unbilled costs and accrued earnings on fixed price contracts	167.3	154.6

Inventories	247.5	197.2

Current deferred income taxes	85.1	—

Total current assets	1,172.8	1,629.0

Other Assets

Plant and equipment, net	284.5	295.4

Intangibles resulting from acquisitions, net	183.6	166.2

Non-current notes receivable	29.6	8.7

Non-current deferred income taxes	30.5	—

Other assets	224.1	227.6

	$1,925.1	$2,326.9

Liabilities and Shareholders’ Equity

Current Liabilities

Short-term debt	$89.0	$75.6

Accounts payable	123.6	109.5

Compensation and benefits	92.0	86.3

Other accrued items	92.4	148.0

Advance payments and unearned income	78.3	73.7

Income taxes	13.4	15.5

Current deferred income taxes	—	14.5

Current portion of long-term debt	1.4	32.8

Total current liabilities	490.1	555.9

Other Liabilities

Non-current deferred income taxes	—	14.1

Long-term debt	384.6	382.6

Shareholders’ Equity

Preferred Stock, without par value; 1,000,000 shares authorized; none issued	—	—

Common Stock, $1.00 par value; 250,000,000 shares authorized; issued and outstanding 65,834,781 shares at March 30, 2001 and 68,957,761 shares at June 30, 2000	65.8	69.0

Other capital	213.9	228.4

Retained earnings	776.5	864.1

Unearned compensation	(5.4)	(3.2)

Accumulated other comprehensive income	(0.4)	216.0

Total shareholders’ equity	1,050.4	1,374.3

	$1,925.1	$2,326.9

See Notes to Condensed Consolidated Financial Statements

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three Quarters Ended

(In millions)	March 30,	March 31,
	2001	2000

Operating Activities

Income (loss) from continuing operations	$(7.7)	$8.6

Adjustments to reconcile net income to net cash provided by and (used in) operating activities:

Depreciation and amortization	58.5	50.5

Non-current deferred income tax	(19.5)	(19.2)

Purchased in-process research & development	73.5	10.7

Gain on the sale of securities available for sale	(84.1)	(34.5)

Income from discontinued operations-net of items not affecting cash	—	(41.6)

(Increase) decrease in:

Accounts and notes receivable	(11.7)	40.9

Unbilled costs and inventories	(66.7)	55.5

Increase (decrease) in:

Accounts payable and accrued expenses	(23.3)	(46.0)

Advance payments and unearned income	5.5	1.0

Income taxes	19.1	(12.9)

Other	1.7	28.3

Net cash provided by and (used in) operating activities	(54.7)	41.3

Investing Activities

Acquisitions of businesses, net of cash acquired	(125.9)	(92.8)

Additions of plant and equipment	(40.8)	(70.5)

Cash paid for strategic investments	(23.0)	(24.6)

Proceeds from the sale of securities available for sale	108.1	36.8

Net assets of discontinued operations	—	1,040.8

Net cash provided by and (used in) investing activities	(81.6)	889.7

Financing Activities

Increase (decrease) in debt	(27.0)	(352.1)

Proceeds from sale of Common Stock	1.7	2.5

Purchase of Common Stock for treasury	(92.2)	(227.3)

Cash dividends	(10.0)	(26.4)

Net cash used in financing activities	(127.5)	(603.3)

Effect of exchange rate changes on cash and cash equivalents	1.1	(1.5)

Net increase (decrease) in cash and cash equivalents	(262.7)	326.2

Cash and cash equivalents at beginning of year	378.2	85.7

Cash and cash equivalents at end of quarter	$115.5	$411.9

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 30, 2001

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and changes in cash flows in conformity with accounting principles generally accepted in the United States. In the opinion of management such financial statements reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for such period. For further information refer to the financial statements and notes to financial statements included in Harris’ Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

Note B – Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 101 summarizes the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. Harris is required to adopt SAB 101 in the fourth quarter of fiscal 2001. Management has determined that the adoption of SAB 101 will not have an impact on Harris’ operations or financial position.

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

Effective July 1, 2000, Harris adopted Statement of Financial Accounting Standards No. 133 – “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133 requires Harris to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The adoption of SFAS 133 on July 1, 2000 did not have a material impact on results of operations but resulted in the cumulative effect of an accounting change of $0.2 million after tax being recognized as income in other comprehensive income. This comprehensive income was subsequently recognized on the consolidated statement of income during fiscal 2001.

Note D – Restructuring

In fiscal 2000, Harris recorded a $41 million charge ($26.7 million after income tax) for the restructuring of its operations. Restructuring actions included a reduction of approximately 161 employees and provisions for the write-down of intangible assets, equipment and other assets associated with the exit from Harris Commercial Communications segment’s telephone switching and alarm management product lines.

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

In June 2000, Harris sold the core switch business to Teltronics, Inc. and in August 2000, Harris sold the alarm management product line. Harris also sold the international activities of these product lines during fiscal 2001. There were no gains or losses from the sale of these operations. Estimated discounted cash flows were used in determining the fair value of assets and liabilities in recording the restructuring charge.

Harris paid all severance benefits during the second quarter of fiscal 2001. No further cash outlays from these restructuring actions are expected.

Sales from these product lines were $18.2 million for the quarter ended March 31, 2000 and $61.7 million for the three quarters ended March 31, 2000. Operating losses from these product lines were $5.6 million for the quarter ended March 31, 2000 and $17.2 million for the three quarters ended March 31, 2000.

The components and use of restructuring reserves are summarized below:

		Use of Reserve
	Original			Reserve Balance at
(In millions)	Reserve	Cash	Non-Cash	March 30, 2001

Severance benefits	$4.7	$4.7	—	$—

Capitalized software write-offs	14.1	—	$14.1	—

Intangible asset write-offs	4.4	—	4.4	—

Equipment write-downs	6.2	—	6.2	—

Other exit costs	11.6	5.5	6.1	—

	$41.0	$10.2	$30.8	$—

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

The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if Wavtrace had been acquired as of the beginning of the periods presented, after including the impact of adjustments such as: amortization of intangibles, interest expense, compensation expense from converted options, and the related income tax effects.

	Quarter Ended		Three Quarters Ended

(In millions, except per	March 30,	March 31,	March 30,	March 31,
share amounts)	2001	2000	2001	2000

Revenue from product sales and services	$479.3	$455.2	$1,426.6	$1,295.0

Income (loss) from continuing operations	$11.1	$(19.9)	$(14.3)	$(7.7)

Income (loss) from continuing operations per common share-diluted	$.17	$(.29)	$(.21)	$(.10)

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

Note F – Comprehensive Earnings (Loss) and Accumulated Other Comprehensive Income (Loss)

Comprehensive earnings (loss) for the quarters ended March 30, 2001 and March 31, 2000 were $(33.5) million and $150.3 million, respectively. Comprehensive earnings (loss) for the three quarters ended March 30, 2001 and March 31, 2000 were $(224.1) million and $255.9 million, respectively.

The components of accumulated other comprehensive income (loss), net of related tax, at March 30, 2001 and June 30, 2000 are as follows:

(In millions)	March 30,	June 30,
	2001	2000

Net unrealized gains on securities available-for-sale	$26.9	$232.5

Foreign currency translation adjustments	(27.3)	(16.5)

Net unrealized gain (loss) on hedging activity	—	—

	$(0.4)	$216.0

Note G – Receivables

Receivables are summarized below:

(In millions)	March 30,	June 30,
	2001	2000

Accounts receivable	$455.4	$479.5

Notes receivable due within one year-net	22.4	17.7

	477.8	497.2

Less allowances for collection losses	27.4	30.7

	$450.4	$466.5

Note H – Inventories and Unbilled Costs

Inventories are summarized below:

(In millions)	March 30,	June 30,
	2001	2000

Finished products	$50.5	$39.4

Work in process	20.6	27.3

Raw materials and supplies	176.4	130.5

	$247.5	$197.2

Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $207.4 million at March 30, 2001 and $180.0 million at June 30, 2000.

Note I – Plant and Equipment

Plant and equipment are summarized below:

(In millions)	March 30,	June 30,
	2001	2000

Land	$12.6	$11.5

Buildings	271.1	264.7

Machinery and equipment	561.5	556.1

	845.2	832.3

Less allowances for depreciation	560.7	536.9

	$284.5	$295.4

Note J – Net Income (Loss) Per Share

Average outstanding shares used in the computation of net income (loss) per share are as follows:

	Quarter Ended		Three Quarters Ended

(In millions)	March 30,	March 31,	March 30,	March 31,
	2001	2000	2001	2000

Basic:

Weighted average shares outstanding	65.8	69.1	67.0	74.7

Contingently issuable shares	(0.1)	(0.2)	(0.1)	(0.2)

	65.7	68.9	66.9	74.5

Diluted:

Weighted average shares outstanding	65.8	69.1	67.0	74.7

Dilutive stock options	0.1	—	—	0.2

Contingently issuable shares	(0.1)	(0.2)	(0.1)	(0.1)

	65.8	68.9	66.9	74.8

The effect of dilutive stock options is not included in the computation for the quarter ended March 31, 2000 and the three quarters ended March 30, 2001 because to do so would be antidilutive.

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

In June 2000, Harris sold the core switch business to Teltronics, Inc. and in August 2000, Harris sold the alarm management product line. Harris also sold the international activities of these product lines during fiscal 2001. There were no gains or losses from the sale of these operations. Estimated discounted cash flows were used in determining the fair value of assets and liabilities in recording the restructuring charge.

Harris paid all remaining severance benefits during the second quarter of fiscal 2001. No further cash outlays from these restructuring actions are expected.

Sales from these product lines were $18.2 million for the quarter ended March 31, 2000 and $61.7 million for the three quarters ended March 31, 2000. Operating losses from these product lines were $5.6 million for the quarter ended March 31, 2000 and $17.2 million for the three quarters ended March 31, 2000.

Harris does not anticipate any further restructuring charges with respect to the exit of the telephone switching and alarm management product lines in fiscal 2001. For further information see the “Restructuring” footnote in the Notes to Condensed Consolidated Financial Statements.

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

In making the purchase price allocation to in-process research and development, Harris relied on present value calculations of income, an analysis of project accomplishments and completion costs, and an assessment of overall contribution and project risk. The amounts assigned to the in-process research and development were associated with one significant research project for which technological feasibility had not been established. This project was for the development of the ClearBurst GB product (formerly known as the PM 2000).

ClearBurst GB is a point-to-multipoint microwave radio system that is a wireless broadband option to deliver the Internet and other multimedia services at speeds up to 180 MBPS per user. The ClearBurst GB with BigBurst airlink will use adaptive time division duplexing (TDD), which is expected to allow for 100% efficient use of the available spectrum. ClearBurst GB will also use dynamic asymmetry to adjust for the different data traffic levels of small and large customers. The technology allocates bandwidth between the uplink and downlink of a frequency channel to accommodate traffic. As a result, adaptive TDD is expected to provide greater efficiency than predecessor technologies and support 15 times more customers than previous technologies. The estimated stage of completion of the ClearBurst GB project at the time of the acquisition was 80% (considering time-based, cost-based, and milestone-based completion measures). ClearBurst GB does not have any significant leverage on any existing technology developed outside of this project.

The value assigned to purchased in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products and discounting the net cash flows to their present value using a discount rate of 35 percent.

Remaining development efforts for this in-process research and development project include various phases of design, development and testing. The anticipated completion date for the in-process research and development project will occur within twelve months of the acquisition date, after which Harris expects to begin generating economic benefits from the technology over a seven-year life cycle. Expenditures to complete this project are expected to total $8.4 million.

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

In January 2000, Harris purchased Louth Automation, a leading supplier of advanced automation systems for radio and television broadcasters. Harris paid cash in the net amount of $87 million. The amount allocated to purchased in-process research and development expenses was $10.7 million. This amount was expensed upon acquisition because technological feasibility had not been established and no future alternataive uses existed.

Net Revenue and Operating Income by Segment

Net revenue for the third quarter of fiscal 2001 was $479.3 million, an increase of 5.3 percent compared to the prior year. Operating income in the third quarter of fiscal 2001 was $23.5 million versus an operating loss of $21.6 million for the prior year.

Segment revenue and operating income were as follows:

	Quarter Ended			Three Quarters Ended

			%			%
	March 30,	March 31,	Inc./	March 30,	March 31,	Inc./
(Dollars in millions)	2001	2000	(Dec.)	2001	2000	(Dec.)

REVENUE

Government Communications	$210.6	$203.1	3.7%	$619.0	$592.7	4.4%

Commercial Communications	268.7	252.1	6.6%	807.6	702.3	15.0%

Total Revenue	$479.3	$455.2	5.3%	$1,426.6	$1,295.0	10.2%

OPERATING INCOME

Government Communications	$18.9	$15.7	20.4%	$51.4	$42.5	20.9%

% of revenue	9.0%	7.7%		8.3%	7.2%

Commercial Communications(1)	9.2	(57.6)	—	(37.4)	(44.2)	(15.4)%

% of revenue	3.4%	(22.8)%		(4.6)%	(6.3)%

Headquarters expense	(12.2)	(8.3)	47.0%	(29.1)	(25.9)	12.4%

Other income	7.6	28.6	(73.4)%	59.4	39.8	49.2%

Total	$23.5	$(21.6)	—	$44.3	$12.2	263.1%

% of revenue	4.9%	(4.7)%		3.1%	0.9%

(1)	The three quarters ended March 30, 2001 includes a $73.5 million write-off of purchased in-process research and development. The quarter ended and three quarters ended March 31, 2000 include a $10.7 million write-off of purchased in-process research and development.

Government Communications Segment: Government Communications segment revenue in the third quarter of fiscal 2001 increased 3.7 percent from the prior year and operating income increased 20.4 percent. The segment is benefiting from increased government spending. Operating margins improved as a result of strong performance on defense and other government programs. Strong performance on these programs has resulted in a higher amount of award fees.

On April 3, 2001, Harris announced the signing of an agreement to acquire Exigent International, which provides software and services to government markets. Exigent develops and services satellite, telecommunications, and information technology systems and had revenues of approximately $38 million in calendar 2000. The tender is expected to be completed in May, 2001.

Commercial Communications Segment: Commercial Communications segment revenue in the third quarter of fiscal 2001 increased 6.6 percent from the prior year. Excluding sales from the exited product lines in the prior year, the Commercial Communications segment’s sales increased from $233.9 million in the third quarter of fiscal 2000 to $268.7 million in the third quarter of fiscal 2001 or 14.9 percent. This growth was primarily driven by a strong demand for microwave radios and digital broadcast systems.

The segment’s operating income was impacted by increased amortization of goodwill and other intangible assets from $3.8 million in the third quarter of fiscal 2000 to $6.0 million in the third quarter of fiscal 2001. The operating loss in the third quarter of fiscal 2000 was impacted by a $40.0 million restructuring charge related to Harris’ exited product lines and a $10.7 million write-off of purchased in-process research and development related to Harris’ acquisition of Louth Automation. The operating loss was also impacted by a $9.7 million inventory write-down, $5.6 million operating loss and $10.1 million of transition costs related to the product lines that were exited. Excluding the impact of exited product lines, goodwill amortization, and purchased in-process research and development write-offs, the Commercial Communications segment’s operating income decreased from $22.3 million in the third quarter of fiscal 2000 to $15.2 million in the third quarter of fiscal 2001 or 31.8 percent. The decrease in operating income was a result of the weakness in the network support business and the expected dilution resulting from the segment’s heavy investment in developing its point-to-multipoint microwave radio products.

Sales in the segment’s broadcast business increased 25 percent during the third quarter when compared to the prior year. The transition to digital technology in the U.S. gained pace during the quarter, boosted in part by positive rulings from the FCC that support that the change to digital technology will progress as planned. The transition is still in the early stages, as more than 1,200 TV broadcast stations have yet to invest in digital technology. Harris has strengthened its position as the leader in DTV technology, supplying more than 60 percent of the digital transmitters currently being used in the U.S. Harris is also expanding its reach in international markets with the introduction of its first European-standard digital transmitter and encoder. On April 19, 2001, Harris announced that it has entered into a definitive agreement to acquire the assets of Hirschmann Multimedia Communications Networks (“Hirschmann MCN”), the broadcast business of Hirschmann Austria, a member of Aditron AG, the Electronics sector of Rheinmetall, Germany. Hirschmann MCN is a leading provider of European-standard DVB-T digital television and DAB digital radio transmitters, digital cable systems, and low-power analog television transmitters.

In the segment’s microwave communications business, sales increased 35 percent during the third quarter when compared to the prior year with the strength in targeted regional markets of North America and Latin America. Harris once again experienced strong demand in the U.S. from cellular and PCS service providers for backhaul upgrades to meet increased capacity requirements. In international markets, shipments were strong. International orders were below sales, however, Harris expects that continued strong opportunities will drive a recovery in international orders in the fourth quarter. Furthermore, Harris remains on track with the development of new point-to-multipoint products, which are expected to add to sales growth when they are introduced in the next fiscal year.

Sales in the segment’s network support business declined 32 percent during the third quarter when compared to the prior year. This business was impacted by the abrupt slowdown in the domestic DSL services market. Harris has taken actions to reduce costs in the line test business and has seen early successes in its efforts to expand its tools and network management business into Europe and Latin America. In addition, Harris continued to leverage its strong presence in the domestic ILEC market with new products that integrate voice and data testing into one tool.

Sales in the segment’s RF communications business increased modestly compared to record sales last year. New orders exceeded sales in the quarter and new Falcon II high-data-rate, multiband, secure radios have received wide acceptance from military forces around the world.

Three Quarters Ended March 30, 2001: Revenue for the first three quarters ended March 30, 2001 increased 10.2 percent when compared to the first three quarters of the prior year while operating income increased 263.1 percent. Excluding the impact of the exited product lines, goodwill amortization, and purchased in-process research and development write-offs, revenues increased 15.7 percent and operating income increased 26.5 percent in the first three quarters of fiscal 2001 when compared to the prior year. The sales increase was primarily from the Commercial Communications segment which, excluding the impact of the exited product lines, increased 26.1 percent in the first three quarters of 2001 versus the first three quarters of fiscal 2000. The increase in operating income was primarily due to higher other income in the current year and higher operating margins in the Government Communications segment and the Commercial Communications segment’s point-to-point microwave radio and broadcast communications products. These increases were partially offset by the previously mentioned weakness in the Commercial Communication segment’s network support business and the dilution resulting from the segment’s heavy investment in developing its point-to-multipoint microwave radio products. The higher other income was primarily due to an increase in gains from the sale of securities available for sale from $34.5 million in the first three quarters of fiscal 2000 to $84.1 million in the first three quarters of fiscal 2001. The increase in gains from the sale of securities available for sale was partially offset by investments in marketing and technology projects, lower royalty income and losses realized from Harris’ equity and strategic investments in the current year.

Comparative Statement of Income

Harris’ comparative statement of income is as follows:

	Quarter Ended			Three Quarters Ended

			%			%
	March 30,	March 31,	Inc./	March 30,	March 31,	Inc./
(Dollars in millions)	2001	2000	(Dec.)	2001	2000	(Dec.)

Revenue	$479.3	$455.2	5.3%	$1,426.6	$1,295.0	10.2%

Cost of revenue	352.6	342.6	2.9%	1,050.7	971.3	8.2%

Gross margin	126.7	112.6	12.5%	375.9	323.7	16.1%

% of revenue	26.4%	24.7%		26.3%	25.0%

Engineering, selling and administrative expenses	104.8	108.3	(3.2)%	301.3	294.6	2.3%

% of revenue	21.9%	23.8%		21.1%	22.7%

Amortization of goodwill and other intangible assets	6.0	3.8	57.9%	16.2	6.0	170.0%

Restructuring expenses	—	40.0	—	—	40.0	—

Purchased in-process research and development	—	10.7	—	73.5	10.7	586.9%

Other income	(7.6)	(28.6)	(73.4)%	(59.4)	(39.8)	49.2%

Operating income (loss)	23.5	(21.6)	—	44.3	12.2	263.1%

% of revenue	4.9%	(4.7)%		3.1%	0.9%

Interest income	2.5	7.5	(66.7)%	10.0	17.6	(43.2)%

Interest expense	(9.0)	(8.0)	12.5%	(26.6)	(16.6)	60.2%

Income (loss)from continuing operations before taxes	17.0	(22.1)	—	27.7	13.2	109.8%

% of revenue	3.5%	(4.9)%		1.9%	1.0%

Income taxes	5.9	(7.8)	—	35.4	4.6	669.6%

Income(loss) from continuing operations	$11.1	$(14.3)	—	$(7.7)	$8.6	—

% of revenue	2.3%	(3.1)%		(0.5)%	0.7%

Gross Margin: The gross margin as a percent of revenue was 26.4 percent in the third quarter of fiscal 2001 compared to 24.7 percent in the third quarter of fiscal 2000. Excluding the impact of the exited product lines in fiscal 2000, gross margin as a percent of revenue decreased from 27.5 percent in the third quarter of fiscal 2000 to 26.4 percent in the third quarter of fiscal 2001. The decrease is primarily due to the reduced demand for the Commercial Communication segment’s historically high margin network support products and the related overhead absorption and factory underutilization.

Engineering, Selling and Administrative Expenses: Engineering, selling, and administrative expenses as a percent of revenue were 21.9 percent in the third quarter of fiscal 2001 versus 23.8 percent in the third quarter of fiscal 2000. Exited product lines impacted fiscal 2000 operating expenses. Excluding the impact of the exited product lines in fiscal 2000, engineering, selling, and administrative expenses as a percent of revenue increased from 20.7 percent in the third quarter of fiscal 2000 to 21.9 percent in the third quarter of fiscal 2001. Marketing and research and development costs increased as expected due to the development of the Commercial Communication segment’s ClearBurst point-to-multipoint microwave radio products.

Goodwill Amortization: Amortization of goodwill and other intangible assets increased from $3.8 million in the third quarter of fiscal 2000 to $6.0 million in the third quarter of fiscal 2001. The increase was due to the amortization of goodwill related to the acquisitions in the Commercial Communications segment: Wavtrace, Inc., Louth Automation, and TRT Lucent Technologies’ point-to-point microwave radio business.

Other Income: Other income decreased from $28.6 million in the third quarter of fiscal 2000 to $7.6 million in the third quarter of fiscal 2001. The decrease was due primarily to a $21.9 million gain from the sale of 1,000,000 shares of Intersil stock, which was part of Intersil’s initial public offering in the third quarter of fiscal 2000.

Interest Income and Interest Expense: Interest income decreased from $7.5 million in the third quarter of fiscal 2000 to $2.5 million in the third quarter of fiscal 2001 due primarily to lower cash balances in the current year. The lower cash balances were the result of repurchases of Harris stock as well as the acquisitions of TRT Lucent Technologies’ point-to-point microwave radio business and Wavtrace Inc. Interest expense increased from $8.0 million in the third quarter of fiscal 2000 to $9.0 million in the third quarter of fiscal 2001 due to increased short-term borrowings and rates.

Income Taxes: The provision for income taxes as a percentage of pretax income was 35.0 percent in both fiscal 2001 and fiscal 2000. Both fiscal 2001 and 2000 benefited from tax rates on foreign source income and export sales, which offset the additional provision needed for state income taxes.

Return on Revenue: Income (loss) from continuing operations as a percentage of revenue was 2.3 percent in the third quarter of fiscal 2001 versus (3.1) percent in the third quarter of fiscal 2000. The return on revenue was 3.1 percent in the third quarter of fiscal 2001 versus 5.3 percent in the third quarter of fiscal 2000 after excluding the amortization of goodwill in both years and the prior year impact of exited product line results, sale of Intersil stock, and write-off of purchased in-process research and development. The decrease was primarily due to the reduced demand for the Commercial Communication segment’s network support products, the expected increase in marketing and research and development costs related to the Commercial Communication segment’s ClearBurst point-to-multipoint products, and decrease in interest income mentioned above.

Three Quarters Ended March 30, 2001: The gross margin as a percent of revenue was 26.3 percent in the first three quarters of fiscal 2001 compared to 25.0 percent in the first three quarters of fiscal 2000. Excluding the impact of the exited product lines in fiscal 2000, gross margin as a percent of revenue increased slightly from 25.9 percent in the first three quarters of fiscal 2000 to 26.3 percent in the first three quarters of fiscal 2001. The increase was primarily due to improved gross margins in the Government Communications segment and the Commercial Communication segment’s broadcast and RF communications products, which was partially offset by lower margins in the Commercial Communication segment’s network support products.

Engineering, selling, and administrative expenses as a percent of revenue were 21.1 percent in the first three quarters of fiscal 2001 versus 22.7 percent in the first three quarters of fiscal 2000. Excluding the impact of the exited telephone switching product line in fiscal 2000 the engineering, selling and administrative expenses as a percent of revenue increased slightly from 20.6 percent in the first three quarters of fiscal 2000 to 21.1 percent in the first three quarters of fiscal 2001. The increase was primarily due to the expected increase in marketing and research and development costs from the development of the Commercial Communication segment’s ClearBurst point-to-multipoint microwave radio products.

The first three quarters of fiscal 2001 showed a loss from continuing operations of $7.7 million versus income in the prior year of $8.6 million. Income from continuing operations as a percentage of revenue decreased slightly from 5.6% in the first three quarters of fiscal 2000 to 5.3% in the first three quarters of fiscal 2001 excluding the impact of goodwill amortization and purchased in-process research and development write-offs in both years and excluding the prior year impact of the exited product line. The decrease was primarily due to the reduced demand for the Commercial Communication segment’s network support products, the expected dilution from the development of the Commercial Communication segment’s ClearBurst point-to-multipoint products, lower interest income, and higher interest expense.

LIQUIDITY AND FINANCIAL POSITION

Harris’ comparative financial position is as follows:

			Percent
	March 30,	June 30,	Increase/
(In millions except per share amounts)	2001	2000	(Decrease)

Cash and cash equivalents	$115.5	$378.2	(69.5)%

Marketable securities	107.0	432.5	(75.3)%

Other current assets	950.3	818.3	16.1%

Current liabilities	490.1	555.9	(11.8)%

Working capital	$682.7	$1,073.1	(36.4)%

Intangibles resulting from acquisitions	$183.6	$166.2	10.5%

Non-current deferred income taxes (asset)/liability	$(30.5)	$14.1	—

Total debt	$475.0	$491.0	(3.3)%

Total shareholders’ equity	$1,050.4	$1,374.3	(23.6)%

Total debt as a % of total capital	31.1%	26.3%

Book value per share	$15.96	$19.93	(19.9)%

Cash and cash equivalents: Harris had several transactions that resulted in significant cash outlays in the first three quarters of fiscal 2001 including $126.1 million for the purchase of Wavtrace, $92.2 million for the purchase of treasury stock, $27.0 million for the reduction of debt, cash used in operating activities of $54.7 million, $23.0 million paid for strategic investments, and additions of plant and equipment of $40.8 million. Harris plans to use its cash and marketable securities balances for general corporate purposes in the future including marketing and research and development projects, acquisitions, and repurchases of its common stock.

      On May 10, 2001, Harris terminated its $500 million syndicated credit facility which was scheduled to expire in November 2001 and entered into new syndicated credit facilities which provide for committed borrowings of up to $340 million and which may be increased to $400 million. The new credit facilities consist of a 3-Year Credit Agreement which expires in May of 2004 and a 364-Day Credit Agreement. Interest rates on borrowings under these facilities and related fees are determined by a pricing matrix based upon Harris’ long-term debt rating assigned by Standard & Poors and Moodys. The covenants included in these facilities include, among others, maintenance of consolidated tangible net worth of not less than $700 million, maintenance of a debt to earnings ratio, and a limit on total debt to $800 million. Harris also has an effective shelf registration filed with the Securities and Exchange Commission which provides for the issuance of debt securities of up to $500 million. Management currently believes that existing cash, funds generated from operations, sales of marketable securities, the credit facility, and access to the public debt markets will be sufficient to provide for Harris’ anticipated requirements for working capital, capital expenditures, and any additional stock repurchases under the current repurchase program for the next twelve months.

Marketable securities: Marketable securities decreased from $432.5 million as of June 30, 2000 to $107.0 million as of March 30, 2001. The decrease was primarily due to the reduction of quoted market prices for Harris’ holdings in Intersil Holding Corporation and AirNet Communications Corporation as well as the sales of $108.1 million worth of these securities during the current fiscal year.

Working capital: Working capital decreased from $1,073.1 million as of June 30, 2000 to $682.7 million as of March 30, 2001. This change was largely due to a $262.7 million decrease in cash and cash equivalents and a $325.5 million decrease in marketable securities for the reasons noted above. These decreases were partially offset by a $101.7 million increase in working capital due to income taxes. The change in current deferred income taxes and income taxes payable was mainly driven by the change in unrealized gains on marketable securities.

Intangibles resulting from acquisitions: Intangibles resulting from acquisitions increased from $166.2 million as of June 30, 2000 to $183.6 million as of March 30, 2001. The increase was due primarily to goodwill and other purchased intangibles recorded as a result of the Wavtrace acquisition.

Non-current deferred income taxes: The liability for non-current deferred income taxes was $14.1 million as of June 30, 2000 versus a $30.5 million asset as of March 30, 2001. The change was due primarily to tax loss carryforwards resulting from the Wavtrace acquisition.

Total debt: Total debt decreased from $491.0 million as of June 30, 2000, representing 26.3 percent of total capital (defined as the sum of total debt plus shareholders’ equity) to $475.0 million as of March 30, 2001, representing 31.1 percent of total capital. The increase in the total debt to total capital ratio was due primarily to the purchase of treasury stock noted below.

Purchase of Common Stock for treasury: Harris used $92.2 million to repurchase 3.2 million shares of its common stock in the first three quarters of fiscal 2001. Harris’ Board of Directors has approved a share repurchase program which authorizes the repurchase of up to 15 million shares through open market transactions, in negotiated block transactions or pursuant to tender offers. Harris still has a remaining authorization to repurchase an additional 1.7 million shares under this repurchase program.

Additions of plant and equipment: Additions of plant and equipment in the first three quarters of fiscal 2001 were $40.8 million versus $70.5 million in the first three quarters of fiscal 2000. The decrease is due to a prior year purchase of a new headquarters building for Harris’ broadcast communications operation in Mason, Ohio and the buyout of a lease on a PC board manufacturing plant in San Antonio, Texas. Total additions for Harris in fiscal 2001 are expected to be approximately $70 million.

Outlook

The results for the third quarter and first three quarters of fiscal 2001 indicate that Harris is well positioned in its selected communications equipment markets. Despite the dampening effects of a slowdown in telecom markets worldwide, Harris achieved 15 percent sales growth in its Commercial Communications segment during the quarter when compared to the prior year after excluding the impact of exited product lines. In the Government Communications segment, Harris achieved 4 percent sales growth, and most encouragingly, operating income increased 20 percent when compared to the prior year. Harris continues to enjoy a good market balance between government and commercial businesses. Although near-term economic conditions are challenging for companies providing communications equipment, Harris remains committed to its strategy and is investing significant research and development in emerging areas, including broadband wireless access and digital television. The market transition to the new era of digital television is on track, and the record orders booked by Harris’ broadcast business during the quarter bode well for growth prospects for Harris within that market.

Forward-Looking Statements

This report contains forward-looking statements that reflect management’s current expectations, assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements may be identified by their use of forward-looking terminology, such as “believes”, “expects”, “may”, “should”, “would”, “will”, “intends”, “plans”, “estimates”, “anticipates”, and similar words. Harris cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those matters expressed in or implied by such forward-looking statements. Harris’ consolidated results and the forward-looking statements could be affected by many factors, including:

•	general economic conditions in the markets in which Harris operates;

•	economic developments that have a particularly adverse effect on one or more of the markets served by Harris;

•	continuing weakness in the telecom market;

•	continuing challenges in the exit of its telecom switching business;

•	stability of key markets for communications products, particularly Asia and Latin America;

•	fluctuation in foreign currency exchange rates and the effectiveness of Harris’ currency hedging program;

•	fluctuations in the U.S. and worldwide defense and space budgets;

•	effect of the consolidation in the U.S. defense industry on Harris’ direct and indirect business with the U.S. Government;

•	Harris’ ability to receive government contract awards;

•	continued development and market acceptance of new products, especially digital television broadcast products and broadband wireless access products;

•	ability to be successful in the management and integration of acquired businesses;

•	ability to achieve further product cost reductions and efficiencies in Harris’ commercial manufacturing operations;

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

Harris uses a combination of foreign currency call options and forward contracts to hedge against the currency risk associated with anticipated cash flows that are probable of occurring in the future and cash flows that are fixed or firmly committed over the next twelve months. Specifically, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, and accounts receivable from and future committed sales to customers, and intercompany loans. Management believes the use of foreign currency financial instruments should reduce the risks, which arise from doing business in international markets. Contracts are generally one year or less. At March 30, 2001, Harris had open foreign exchange contracts with a notional amount of $28.9 million, of which $5.2 million were classified as cash flow hedges and $23.7 million were classified as fair value hedges. All of these derivatives were recorded at their fair value on the balance sheet as of March 30, 2001 in accordance with FAS 133. Factors that could impact the effectiveness of Harris’ hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for Harris’ foreign currency derivatives held at March 30, 2001 would have an impact of approximately $2.7 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of Harris’ foreign denominated assets, liabilities and firm commitments.

Harris also maintains a portfolio of marketable equity securities available for sale. These investments result from the retained interest in sold or spun-off businesses and the investment into start-up companies that have technology or products that are of interest to Harris. The fair market value of these securities at March 30, 2001 was $107.0 million, compared to $432.5 million as of June 30, 2000. This decrease was primarily due to a decrease in these securities quoted market prices and the sale of some of these investments in the first three quarters of fiscal 2001. The corresponding unrealized gain is included as a component of shareholders’ equity. These investments have historically had higher volatility than most market indices. A 10 percent adverse change in the quoted market price of marketable equity securities would have an impact of approximately $10.7 million on the fair market value of these securities.

Harris utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage it exposures to changes in interest rates. Harris does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2001, although there can be no assurances that interest rates will not significantly change.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

(10)	Material Contracts:

(i) Credit Agreement (3-Year), dated as of May 10, 2001 among Harris Corporation, as Borrower, SunTrust Bank, as Administrative Agent and L/C Issuer, Bank of America, N.A., as Syndication Agent and the other lenders party thereto.

(ii) Credit Agreement (364-Day), dated as of May 10, 2001, among Harris Corporation, as Borrower, SunTrust Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and the other lenders party thereto.

(12) Ratio of Earnings to Fixed Charges.

(b)	Reports on Form 8-K.

Harris filed with the Commission a Current Report on Form 8-K on February 26, 2001 relating to its announced lowered earnings estimates for fiscal 2001.

Items 1, 2, 3, 4, and 5 of Part II are not applicable and have been omitted.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS CORPORATION

(Registrant)

Date: May 11, 2001	By:/s/Bryan R. Roub

Bryan R. Roub

Senior Vice President & Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No.
Under Reg.
S-K, Item 601	Description

(10)	Material Contracts:

(i) Credit Agreement (3-Year), dated as of May 10, 2001 among Harris Corporation, as Borrower, SunTrust Bank, as Administrative Agent and L/C Issuer, Bank of America, N.A., as Syndication Agent and the other lenders party thereto.

(ii) Credit Agreement (364-Day), dated as of May 10, 2001, among Harris Corporation, as Borrower, SunTrust Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and the other lenders party thereto.

(12)	Ratio of Earnings to Fixed Charges