Form 10-K405
period 2001-06-29
HARRIS CORP /DE/
filed 2001-08-31
CIK 202058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2001
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File Number 1-3863

HARRIS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	34-0276860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1025 West NASA Boulevard Melbourne, Florida	32919

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (321) 727-9100

Securities Registered Pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, par value $1 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  x    No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

      The aggregate market value (based upon the closing price on the New York Stock Exchange) of the voting stock held by non-affiliates of the registrant as of August 24, 2001 was $1,947,849,673. For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates.

      The number of outstanding shares of the registrant’s Common Stock on August 24, 2001 was 65,878,669.

      Documents Incorporated by Reference:

      Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on October 26, 2001 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

HARRIS CORPORATION AND SUBSIDIARY COMPANIES

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 29, 2001

			Page No.

Part I:

ITEM	1.	Business	1

ITEM	2.	Properties	12

ITEM	3.	Legal Proceedings	12

ITEM	4.	Submission of Matters to a Vote of Security Holders	13

Executive Officers of the Registrant			14

Part II:

ITEM	5.	Market for the Registrant’s Common Equity and Related Stockholder Matters	17

ITEM	6.	Selected Financial Data	18

ITEM	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM	7A.	Quantitative and Qualitative Disclosure About Market Risk	33

ITEM	8.	Financial Statements and Supplementary Data	33

ITEM	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	33

Part III:

ITEM	10.	Directors and Executive Officers of the Registrant	34

ITEM	11.	Executive Compensation	34

ITEM	12.	Security Ownership of Certain Beneficial Owners and Management	34

ITEM	13.	Certain Relationships and Related Transactions	34

Part IV:

ITEM	14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	35

Signatures			38

Financial Statements and Supplementary Data			39

Forward-Looking Statements

      The Business section and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Harris Corporation and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements of the plans, strategies, and objectives of management for future operations; any statements concerning new products, services, or developments; any statements regarding future economic conditions, performance, or outlook; statements of belief or expectation; and any statement of assumptions underlying any of the foregoing. Factors that might cause such difference include, but are not limited to, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

PART  I

ITEM  1.  BUSINESS.

THE COMPANY

      Harris Corporation, along with its subsidiaries, is an international company focused on the worldwide market for voice, data, and video communications equipment for wireless, broadcast, network support, and government markets. Harris was incorporated in Delaware in 1926 as the successor to three companies founded in the 1890’s. The principal executive offices of Harris Corporation (hereinafter called “Harris” or the “Company”) are located at 1025 West NASA Boulevard, Melbourne, Florida 32919, and the telephone number is (321) 727-9100.

Recent Development of Business

      During fiscal 2001 Harris undertook several acquisitions and dispositions designed to strengthen its position in the communications markets.

      Acquisition of WavTrace, Inc. In August 2000, Harris acquired WavTrace, Inc., a developer of broadband microwave radio systems for high-speed wireless access to the Internet and other data, voice, and video services. Prior to the acquisition, Harris owned slightly less than 20 percent of WavTrace. The purchase price for the remaining 80 percent was valued at $144.0 million. For a discussion of WavTrace and its technology, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

      Acquisition of Exigent International, Inc. In May 2001, Harris acquired Exigent International, Inc., a provider of professional services and software support to government agencies for the management of satellite command and control, telecommunications and information technology programs. The purchase price was $34.7 million.

      Acquisition of Hirschmann Multimedia Communications Network Business. In fiscal 2001, Harris entered into agreements to acquire the Hirschmann Multimedia Communications Network Business, a leader in European-standard digital video television and digital audio broadcast radio transmitters and digital cable systems with annual sales of $26.0 million. The transaction was completed at the start of the first quarter of fiscal 2002.

      Sale of Joint Venture Interests. In the fourth quarter of fiscal 2001, Harris sold its minority interest in GE-Harris Railway Electronics to General Electric for $50.0 million.

      Additionally, in the first quarter of fiscal 2002, Harris sold its minority interest in GE-Harris Energy Controls Systems to General Electric. This sale and related transactions resulted in proceeds to Harris of approximately $29.0 million.

      During fiscal 2000, Harris completed its repositioning as a company focused on communications and communications equipment. During fiscal 2000, Harris completed the spin-off of its Lanier Worldwide, Inc. subsidiary and the sale of Harris’ semiconductor business and also exited from the telephone switching and alarm management product lines. As a result of these actions, Harris’ consolidated financial statements and notes for prior periods report the Lanier Worldwide, Inc. and semiconductor businesses as discontinued operations and, accordingly, prior periods have been restated.

General

      Harris structures its operations around two segments: (1) the Government Communications segment, which is comprised of the Government Communications Systems Division, and (2) the Commercial Communications segment, which is comprised of four divisions. Each of Harris’ five divisions have been organized on the basis of specific communications markets. For the most part, each operating division has its own marketing, engineering, manufacturing, and product service and maintenance organization. Harris produces most of the products it sells, except for certain broadcast products sold by the Broadcast Communications Division, which products are sourced from a variety of manufacturers. Reference is made to the Note Business Segments in the Notes to Financial Statements for further information with respect to business segments.

      Total revenues in fiscal 2001 increased to approximately $1.96 billion from approximately $1.81 billion a year earlier. Total sales in the United States increased approximately 5 percent from a year earlier while international sales, which amounted to approximately 29 percent of the total from continuing operations, increased approximately 18 percent. Net income from continuing operations for fiscal 2001 decreased to $21.4 million from $25.0 million in fiscal 2000.

      The markets served and principal products of the Company’s business segments are as follows:

Commercial Communications Segment

      The Commercial Communications segment serves four primary markets: (1) broadcast communications, (2) microwave communications, (3) network support, and (4) tactical radios. The Commercial Communications segment produces a comprehensive line of communications equipment, systems, and application solutions for television and radio broadcast, radio-communication, wireless access, and telecommunication. Products include:

•	transmitters and studio equipment for digital and analog television,

•	digital and analog AM and FM radio studio and transmission systems and products,

•	network automation solutions,

•	telephone line test systems and subscriber-loop test systems equipment,

•	telecommunications tools and test sets,

•	integrated communications management solutions,

•	microwave communications products and systems, including broadband wireless access systems for high-speed Internet, data, video, and voice services,

•	secure communications systems,

•	high frequency (HF), very high frequency (VHF), and ultra-high frequency (UHF) radio and radio communication equipment, and

•	law enforcement communication systems.

Government Communications Segment

      The Government Communications segment conducts advanced research studies, develops prototypes, and designs, develops, and produces state-of-the-art airborne, spaceborne, and terrestrial communications, information processing, and electronic systems for the defense, air traffic, aerospace, telecommunications, and law enforcement markets. Applications of this segment’s technologies and products include:

•	advanced avionics systems,

•	aircraft, shipboard, spacecraft, and missile communications,

•	airborne and spaceborne systems for processing, displaying, and communicating information,

•	terrestrial and satellite communication antennas, terminals, and networks,

•	command, control, communication and intelligence systems, products, and services,

•	global positioning system-based control systems,

•	signal and image processing,

•	weather support systems,

•	electronic warfare simulation,

•	information assurance and security systems, products, and services,

•	information technology systems and support, and

•	civil and military air traffic control systems.

Financial Information About Business Segments

      The financial results shown in the following table are presented to comply with current financial accounting standards relating to Harris’ business segment reporting. Information concerning the identifiable assets of Harris’ business segments is contained in the Note Business Segments in the Notes to Financial Statements. In calculating operating income, allocation of certain expenses among the business segments involves the exercise of business judgment. Intersegment sales, which are insignificant, are accounted for at prices comparable to those paid by unaffiliated customers.

REVENUE AND OPERATING INCOME BY BUSINESS SEGMENT*

(Dollars in millions)

	Fiscal Year Ended

	June 29, 2001	June 30, 2000	July 2, 1999

Revenue

Government Communications	$848.3	$815.9	$813.2

Commercial Communications	1,106.8	991.5	930.3

Total	$1,955.1	$1,807.4	$1,743.5

Operating Income

Government Communications	$70.9	$58.1	$52.1

Commercial Communications	(14.1)	(33.3)	34.1

Headquarters Expense	(42.9)	(36.7)	(31.0)

Other Income (net)	80.0	48.2	19.3

Total	$93.9	$36.3	$74.5

*	Fiscal 2001 Other Income (net) includes a $33.4 million gain from the sale of Harris’ minority interest in its GE-Harris Railway Electronics, LLC joint venture and a $20.1 million write-down of marketable securities. The results for the Commercial Communications segment include a $73.5 million purchased in-process research and development write-off in fiscal 2001. Fiscal 2000 results include a $41 million restructuring expense and a $10.7 million purchased in-process research and development write-off which is included in the Commercial Communications segment. Results include a $5.1 million restructuring expense in fiscal 1999 which is included in Headquarters Expense. Commercial Communications segment results also include a $20.6 million special charge for litigation settlement costs in fiscal 1999.

Description of Business

Commercial Communications Segment

      The Commercial Communications segment designs, manufactures, and sells products characterized by three principal communication technologies:

(1) wireless radio and broadband wireless access, including microwave radio products and systems, secure communications systems, HF, VHF and UHF products, and law enforcement and secure communications systems;

(2) broadcast, including digital and analog television and radio studio and transmission systems and products, automation and control systems, and systems integration; and

(3) network support products and systems, including telephone tools and test sets and line test and management systems, and integrated telecommunication network management systems.

      Sales in fiscal 2001 for the Commercial Communications segment increased 11.6 percent over fiscal 2000. Excluding sales from the exited telephone switching product line, the Commercial Communications segment sales increased from $918.0 million in fiscal 2000 to $1,106.8 million in fiscal 2001 or 20.6 percent. Segment operating loss was $14.1 million in fiscal 2001, compared to an operating loss of $33.3 million in fiscal 2000. The fiscal 2001 operating loss was impacted by a $73.5 million write-off of in-process research and development related to the acquisition of WavTrace. Fiscal 2000 was impacted by the $41.0 million restructuring charge and $12.0 million write-down of inventory related to the exited telephone switching and alarm management product lines as well as a $10.7 million write-off of purchased in-process research and development related to the acquisition of Louth Automation.

      The Commercial Communications segment contributed 57 percent of Harris’ total sales from continuing operations in fiscal 2001, 55 percent in fiscal 2000, and 53 percent in fiscal 1999.

Broadcast Communications Division

      The Broadcast Communications Division is a leading manufacturer and supplier of (1) digital and analog radio and television broadcast encoding and transmission equipment, systems, and services, (2) radio and television studio equipment, systems, and services, and (3) automation solutions enabling television stations, groups, and networks to monitor and control hardware, software, and related elements from a central location and to otherwise automate systems for television, over-the-air broadcast, and cable and industrial applications. This division provided the nation’s first advanced television transmitter to broadcast digital television as well as the first commercial digital television application. The division is also expanding its efforts in the digital radio area and is developing the next wave of radio-broadcasting including In-Band/On Channel digital radio.

      The Broadcast Communications Division has expanded its presence in international digital broadcast markets. At the start of fiscal 2002, Harris acquired the Hirschmann Multimedia Communications Network business, a leader in European-standard digital video television and digital audio broadcast radio transmitters and digital cable systems.

      Major products, systems, and services offered by the Broadcast Communications Division include:

•	digital solid state AM, FM, VHF, and UHF transmission systems,

•	digital television, encoding, master control and monitoring systems,

•	in-band/on-channel (IBOC) digital radio compatible transmitters,

•	analog radio and television transmission systems,

•	digital audio broadcast transmission systems including encoders, multiplexers, modulators, and operating software,

•	datacasting systems,

•	automation systems, including device control hardware and software,

•	analog and digital audio consoles and radio studio products,

•	mobile broadcast units and production vehicles, and

•	comprehensive television and radio studio integration services and products.

Microwave Communications Division

      The Microwave Communications Division is a leading producer of digital and analog microwave communication products and systems in North America and is expanding its international presence in such markets, particularly in Latin America and Europe. This division focuses on two primary applications for microwave: (1) links to connect cellular and PCS sites, and (2) private network and competitive network applications. Private network applications include electric utilities, railroads, local governments, and emergency service operations where the public telephone network is not reliable, does not exist, or is not sufficiently secure. This division also focuses on high-frequency communications and provides broadband wireless access to the latest Internet, voice, data, and video applications, including millimeter wave technology. The division’s broadband wireless access products have dynamic bandwith-on-demand allocation capabilities which allow a single wireless link to serve many subscribers. The division’s broadband wireless access products include both point-to-point and point-to-multipoint platforms.

      Major products, systems, and services offered by the Microwave Communications Division include:

•	the MicroStar® and Galaxy™ families of digital point-to-point microwave radios ranging from low-frequency products to high-frequency, high-capacity systems,

•	the ClearBurst™ MB broadband wireless access point-to-multipoint digital radio which operates in the 3.5 and 10.5 GHz frequencies, which is well suited for high-speed data and telephony applications for the small and medium enterprise and small office and home office customers seeking wireless “last mile” access to high-quality voice and high-speed Internet service,

•	the MegaStar® digital radio operating in the 5, 6, 7, 8, and 11 GHz frequencies with features that eliminate test equipment requirements and reduce network installation and operation costs,

•	the Constellation™ family of point-to-point digital radios designed for low cost network applications,

•	high-capacity radios compatible with SONET/ SDH standards, and

•	the Aurora™ family of spread-spectrum radios designed to meet customer needs for unlicensed frequency bands and which is well suited for LAN/WAN, cellular, PCS/PCN, private wireless, and Internet access systems.

      The division is an industry leader in microwave systems and service capabilities. The division designs and implements total network solutions to include integration, site surveys, RF planning, and training.

      The division is also developing a high-frequency, point-to-multipoint product, the ClearBurst™ GB, which is intended to deliver broadband wireless service to businesses requiring a large number of access channels for data and voice traffic.

Network Support Division

      The Network Support Division provides a complete range of products and systems to test, manage, and enhance communications network infrastructures. The division supplies telecommunication products and systems, including automated line and telephone test systems and tools (including portable and remote test units), operational support systems to manage telephone subscriber loops, and integrated communication network management systems. The division provides network management systems and services for large, multimedia communications networks.

      Major products, systems, and services offered by the Network Support Division include:

•	the NetBoss™ integrated communications network management platform that supports wireless, wireline, and Internet services and helps service providers manage, streamline, and automate associated business functions such as billing,

•	stand-alone line test systems that provide tools needed to address installation, maintenance, and fault management requirements,

•	portable records verification and correction systems that test cable plant records,

•	telecommunications services management software applications for enterprises,

•	handheld test sets for qualification and testing, and

•	industry-standard installation and maintenance tools and test sets for telecommunication technicians.

      The division is also offering a new Enterprise Solution with MetaSolv Software and Telesoft Corp., which is an integrated software solution designed to help medium to large businesses reduce costs and more efficiently manage their communications networks. The Enterprise Solution enables IT managers to rapidly configure services from a central location.

RF Communications Division

      The RF Communications Division is a leading supplier of radio communication products, systems, and services. The division offers a comprehensive line of radios and products for commercial, military, and government applications. This division is a leader in lightweight, man-portable, and mobile radios for tactical radio product and services worldwide.

      Major products and services offered by the RF Communications Division include:

•	HF, VHF, UHF, and multiband radio equipment and systems for man-transportable, mobile, strategic fixed-site, and shipboard applications,

•	the Falcon II™ family of multiband, HF, VHF, and UHF software-driven tactical radios which support a variety of wireless communications protocol for high-data-rate applications,

•	information security products and systems including custom integrated circuits and encryption modules,

•	tactical networking systems, and

•	systems integration.

Commercial Communications Segment Customers, Sales Channels, and Backlog

      Principal customers for products of the Commercial Communications segment include foreign and domestic commercial and industrial firms, radio and television broadcasters, communication companies, telephone companies, governmental and military agencies, law enforcement agencies, utilities, railroads, construction companies, and oil producers.

      In general, the segment’s domestic products are sold and serviced directly to customers through the sales organizations of the operating divisions and through established distribution channels. Internationally, the segment markets and sells its products and services through regional sales offices and established distribution channels and has increased its focus in South America and other promising international markets, particularly in the microwave radio area. See “International Business.”

      The backlog of unfilled orders for this segment of Harris’ business was $370 million at July 27, 2001, substantially all of which is expected to be filled during the 2002 fiscal year, compared with approximately $367 million a year earlier.

Government Communications Segment

      The Government Communications segment of Harris is engaged in advanced research, design, development, and production of communication, information processing, and electronic products, services, systems, and sub-systems for government and commercial organizations in the United States and internationally, and for Harris’ Commercial Communications segment. The Government Communications segment specializes in airborne, spaceborne, shipboard, and ground communications for military and government agencies and their prime contractors. Applications of the segment’s state-of-the-art technologies include:

•	communication and information management systems,

•	advanced avionics systems,

•	aircraft, shipboard, spacecraft, and missile communications,

•	terrestrial and satellite communication antennas, terminals, and networks,

•	display, signal, and image processing,

•	advanced aerospace and avionics products,

•	command, control, communication, and intelligence systems, products, and services,

•	electronic warfare simulation,

•	air traffic control,

•	weather support systems,

•	information assurance and security systems, products, and services,

•	information technology systems and support,

•	law enforcement, and

•	testing of complex electronics systems.

      The Government Communications segment is a major supplier of advanced-technology communications and information processing systems to the United States Department of Defense, Federal Aviation Administration, National Aeronautics and Space Administration, and other federal and local government agencies, and aircraft manufacturers.

      Sales in fiscal 2001 for this business segment increased 4 percent to $848.3 million from $815.9 million in fiscal 2000. Operating income increased 22 percent. This segment contributed 43 percent of Harris’ total sales from continuing operations in fiscal 2001, 45 percent in fiscal 2000, and 47 percent in fiscal 1999.

      The Government Communications segment is a leading supplier of air-traffic control communication systems and is also a major supplier of custom aircraft and spaceborne communication and information processing systems, cockpit digital moving maps, controls and display processors, a leading supplier of terrestrial and satellite communication systems, including large deployable satellite antenna systems and flat panel, phased-array and single-mission antennas, and is a preeminent supplier of super-high-frequency military satellite ground terminals for the Department of Defense. The segment is also diversifying into the commercial satellite business and has been awarded contracts to provide antennas for commercial programs such as the Asian Cellular System.

      The division is a major supplier of custom ground-based systems and software designed to collect, store, retrieve, process, analyze, display, and distribute information for government, defense, and law enforcement applications, including meteorological data processing systems and range management information systems. The segment also provides computer controlled electronic maintenance, logistic, simulation, and test systems for military aircraft, ships, and ground vehicles and provides sophisticated ground-based and shipboard command, control, communication, and intelligence systems, products, and services for many government end-users. The division’s electronic products enable high-speed communications for platforms such as the USAF F-22 air superiority fighter and the Army’s Commanche advanced armed reconnaissance helicopter. The division is also supplying portions of the communications systems for the U.S. National Missile Defense program and has won follow-on awards for the U.S. Army’s Multiple Launch Rocket system program.

      Specific examples of technology developed by the division include the development of a family of wideband digital links to support the transmission of radar, imagery, and video from reconnaissance aircraft, unmanned aerial vehicles, and satellites and the development of a digital map that electronically displays real-time terrain, flight paths, and target locations for fighter helicopters. The division also has extensive expertise in microelectronics, microelectronic machines, and advanced wireless tracking technology and is developing secure wireless LAN products for battlefield applications and advanced modems for use in high-bandwidth efficient systems.

      While classified projects are not discussed in this report, the operating results relating to classified projects are included in Harris’ consolidated financial statements, and the business risks associated with such projects do not differ materially from those of other projects for the United States government.

      The Government Communications segment is also expanding its capabilities and offerings in the government services business. During fiscal 2001, Harris acquired Exigent International, Inc., a provider of professional services and software support to government agencies for the management of satellite command and control, telecommunications, and information technology programs.

      Harris recently concluded the sale of its minority interest in two joint ventures with the General Electric Company. Harris sold its interest in GE-Harris Railway Electronics to General Electric in the fourth quarter of fiscal 2001 and concluded the sale of its interest in GE-Harris Energy Controls Systems to General Electric in the first quarter of fiscal 2002. In fiscal 2001, General Electric and Harris also terminated the GE-Harris Aviation Information Solutions joint venture.

      In August 2001, Harris also completed the sale of 90 percent of its interest in its Harris Publishing Systems and Baseview Products subsidiaries. The sale price of $8.5 million is subject to adjustment. These subsidiaries had revenues of approximately $21 million in fiscal 2001.

      Most of the sales of the Government Communications segment are made directly or indirectly to the United States government under contracts or subcontracts containing standard government contract clauses providing for redetermination of profits, if applicable, and for termination for the convenience of the government or for default of the contractor. These sales consist of a variety of contracts and programs with various governmental agencies, with no single program accounting for 10 percent or more of total Harris sales. The segments contracts and backlog include both cost reimbursement and fixed priced contracts.

      The backlog of unfilled orders for this segment of Harris’ business was $405 million at July 27, 2001, a substantial portion of which is expected to be filled during the 2002 fiscal year, compared with $360 million a year earlier.

International Business

      Revenues in fiscal 2001 from products exported from the United States or manufactured abroad were $572.8 million or 29 percent of the Company’s total sales, compared with $487.3 million or 27 percent of the Company’s total sales from continuing operations in fiscal 2000 and $448.5 million or 26 percent in fiscal 1999. The Company’s international sales include both direct exports from the United States and sales from foreign subsidiaries. Most of the international sales are derived from the Commercial Communications segment. Direct export sales are primarily denominated in U.S. dollars, whereas sales from foreign subsidiaries are generally denominated in the local currency of the subsidiary. Exports from the United States, principally to Europe, Latin America, and Asia, totaled $227.1 million or 40 percent of the international sales in fiscal 2001, $229.7 million or 47 percent of the international sales from continuing operations in fiscal 2000 and $242.2 million or 54 percent of the international sales from continuing operations in fiscal 1999.

      Foreign operations represented 18 percent of revenues and 12 percent of long-lived assets as of June 29, 2001. Government communication systems are produced principally in the United States. International revenues are derived primarily from exports. International manufacturing facilities for commercial products are located in Brazil, Canada, China, and the United Kingdom.

      International marketing activities are conducted through subsidiaries which operate in Canada, Europe, Central and South America, and Asia. Harris has also established an international marketing organization and several regional sales offices. Reference is made to Exhibit 21 “Subsidiaries of the Registrant” for further information regarding foreign subsidiaries.

      Harris utilizes indirect sales channels, including dealers, distributors, and sales representatives, in the marketing and sale of some lines of products and equipment, both domestically and internationally. These independent representatives may buy for resale or, in some cases, solicit orders from commercial or governmental customers for direct sales by Harris. Prices to the ultimate customer in many instances may be recommended or established by the independent representative and may be on a basis which is above or below the Company’s list prices. These independent representatives generally receive a discount from the Company’s list prices and may mark-up those prices in setting the final sales prices paid by the customer. During the 2001 fiscal year, sales from indirect sales channels represented 9 percent of Harris’ total sales and 27 percent of Harris’ international sales.

      Fiscal year 2001 orders came from a large number of foreign countries, no one of which accounted for five percent or more of the Company’s total orders.

      Certain of Harris’ exports are paid for by letters of credit, with the balance carried either on an open account or installment note basis. Advance payments, progress payments, or other similar payments received prior to or upon shipment often cover most of the related costs incurred. Performance guarantees by the Company are generally required on significant foreign government contracts. In order to stay competitive in international markets, the Company also enters into recourse and vendor financing to facilitate sales to certain customers.

      The particular economic, social, and political conditions for business conducted outside the United States differ from those encountered by domestic businesses. Management believes that the overall business risk for the international business as a whole is somewhat greater than that faced by its domestic operations as a whole. International business may subject the Company to risks such as:

•	the laws and regulations of foreign governments relating to investments and operations,

•	currency exchange controls, fluctuation of currency, and currency revaluations,

•	taxes,

•	uncertainties as to local laws and enforcement of contract and intellectual property rights and occasional requirements for onerous contract clauses, and

•	rapid changes in governments and economic and political policies, political or civil unrest, or the threat of international boycotts and United States anti-boycott legislation.

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

Competition

      Harris operates in highly competitive businesses that are sensitive to technological advances. Although successful product and systems development is not necessarily dependent on substantial financial resources, some of Harris’ competitors in each of its businesses are larger and can maintain higher levels of expenditures for research and development than Harris. Harris’ competitors in the Commercial Communications segment include large multinational communications companies, as well as smaller companies with developing technology expertise. Harris’ competition for U.S. government contracts typically are large, technically competent firms with substantial assets. Harris concentrates in each of its businesses on the market opportunities which management believes are compatible with its resources, overall technological capabilities, and objectives. Principal competitive factors in these businesses are cost-effectiveness, product quality and reliability, technological capabilities, service, ability to meet delivery schedules, and the effectiveness of dealers in international areas.

Principal Customers

      Sales to the U.S. government, which is the Company’s only customer accounting for 10 percent or more of total sales, were 42 percent, 41 percent and 42 percent of the Company’s total sales from continuing operations in fiscal 2001, 2000, and 1999, respectively. All U.S. government contracts are terminable at the convenience of the U.S. government, as well as for default. Under contracts terminable at the convenience of the U.S. government, a contractor is entitled to receive payments for its allowable costs and, in general, the proportionate share of fees or earnings for the work done. Contracts which are terminable for default generally provide that the U.S. government only pays for the work it has accepted and may require the contractor to pay for the incremental cost of reprocurement and may hold the contractor liable for damages.

      Companies engaged in supplying goods and services to the U.S. government are dependent on congressional appropriations and administrative allotment of funds and may be affected by changes in U.S. government policies resulting from various military and political developments. In many cases, there is also additional uncertainty relating to the complexity of designs, necessity for design improvements, and difficulty in forecasting costs and schedules when bidding on developmental and highly sophisticated technical work. For further discussion of risks relating to U.S. government contracts see “Legal Proceedings.” It is not expected that changes to the Department of Defense budget will have a material effect on the profitability of Harris in fiscal 2002.

Backlog

      Harris’ backlog of unfilled orders from continuing operations was approximately:

•	$775 million at July 27, 2001,
•	$727 million at July 31, 2000, and
•	$786 million at July 31, 1999.

      Substantially all of the backlog orders at July 27, 2001 are expected to be filled during fiscal 2002. The determination of backlog involves substantial estimating, particularly with respect to customer requirements contracts and long-term contracts of a cost-reimbursement or incentive nature.

Research, Development, and Engineering

      Research, development, and engineering expenditures by Harris for its continuing operations totaled approximately:

•	$486 million in fiscal 2001,
•	$480 million in fiscal 2000, and
•	$500 million in fiscal 1999.

      Company-sponsored research and product development costs for its continuing operations were approximately:

•	$114 million in fiscal 2001,
•	$100 million in fiscal 2000, and
•	$92 million in fiscal 1999.

      The portion of total research, development, and engineering expenditures not Company-sponsored was funded by government and commercial customers. Company-funded research is directed to the development of new products and to building technological capability in selected communications and electronic systems areas. Government-funded research helps strengthen and broaden the technical capabilities of Harris in its areas of interest. Almost all of the operating divisions maintain their own engineering and new product development departments, with scientific assistance provided by advanced-technology departments.

      Harris currently employs about 4,000 engineers and scientists and is making efforts to make the technologies developed in any of our divisions available for all other divisions.

Patents and Intellectual Property

      Harris holds numerous patents which it considers, in the aggregate, to constitute an important asset. However, Harris does not consider its business or any business segment to be materially dependent upon any single patent or any group of related patents. Harris is engaged in a pro-active patent licensing program, especially in the Commercial Communications segment, and has entered into a number of unilateral license and cross-license agreements, many of which generate royalty income. Although existing license agreements have generated income in past years and will do so in the future, there can be no assurances Harris will enter into additional income producing license agreements. With regard to patents relating to the Government Communications segment, the U.S. government often has an irrevocable, non-exclusive, royalty-free license, pursuant to which the government may use or authorize others to use the inventions covered by such patents. Pursuant to similar arrangements, the government may consent to Harris’ use of inventions covered by patents owned by other persons.

      Numerous trademarks used on or in connection with Harris products are considered to be a valuable asset of Harris.

Environmental and Other Regulations

      The manufacturing facilities of Harris, in common with those of industry generally, are subject to numerous laws and regulations designed to protect the environment, particularly with regard to wastes and emissions. Harris believes that it has materially complied with these requirements and that such compliance has not had a material adverse effect on its business or financial condition. Expenditures to protect the environment and to comply with current environmental laws and regulations over the next several years are not expected to have a material impact on the Company’s competitive or financial position. If future laws and regulations contain more stringent requirements than presently anticipated, actual expenditures may be higher than the Company’s present estimates of those expenditures.

      Waste treatment facilities and pollution control equipment have been installed to satisfy legal requirements and to achieve the Company’s waste minimization and prevention goals. An estimated $0.1 million was spent on environmental capital projects in each of fiscal 2001 and fiscal 2000, and $0.3 million was spent in fiscal 1999. A significant portion of these expenditures related to discontinued operations; however, the Company has retained certain environmental liabilities with respect to some of its discontinued operations. The Company currently forecasts authorization for environmental-related capital projects totaling $0.1 million in fiscal 2002. These amounts may increase in future years.

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

Employees

      As of June 29, 2001, Harris had approximately 10,100 employees, of whom approximately 8,800 were located in the United States. Approximately 4,000 employees were employed in the Commercial Communications segment and 5,400 were employed in the Government Communications segment, with the remainder employed in headquarters or other support or service functions. In general, Harris believes that its relations with its employees are good.

ITEM  2.  PROPERTIES.

      Harris operates approximately 18 plants and approximately 55 offices in the United States, Canada, Europe, Central and South America, and Asia, consisting of about 3.9 million square feet of manufacturing, administrative, warehousing, engineering, and office facilities that are owned and about 1.2 million square feet of sales, office, and manufacturing facilities that are leased. The leased facilities are for the most part occupied under leases for terms ranging from one year to 30 years, a majority of which can be terminated or renewed at no longer than five-year intervals at Harris’ option. The Company’s corporate headquarters are owned and located in Melbourne, Florida. The location of the principal manufacturing plants owned by the Company in the United States, and the business segments which utilize such plants are as follows: Government Communications segment — Malabar, Melbourne, and Palm Bay, Florida; and Commercial Communications segment — Camarillo, Redwood Shores, and Sunnyvale, California; Quincy, Illinois; Littleton, Massachusetts; Cincinnati, Ohio; San Antonio, Texas; and Rochester, New York. The Commercial Communications segment also has principal manufacturing plants that are owned by Harris and located outside the United States, including plants in Sao Paulo, Brazil; Montreal, Canada; and Cambridge, U.K.

      In the opinion of management, Harris’ facilities are suitable and adequate for their intended purposes and have capacities adequate for current and projected needs. Unused or under-utilized facilities are not considered significant.

      As of June 29, 2001, the following facilities were in productive use by Harris in its operations:

		Approximate	Approximate
		Sq. Ft. Total	Sq. Ft. Total
Segment	Function	Owned	Leased

Commercial Communications	Office/Manufacturing	589,038	561,302
Government Communications	Office/Manufacturing	2,949,484	531,393

Other
Corporate	Offices	432,293	2,225
Sales/Service	Offices	—	123,460

TOTALS		3,970,815	1,218,380

ITEM  3.  LEGAL PROCEEDINGS.

      From time to time, as a normal incident of the nature and kind of business in which the Company is engaged, various claims or charges are asserted and litigation commenced against the Company arising from or related to: product liability; patents, trademarks, or trade secrets; labor and employee disputes; breach of warranty; antitrust; distribution; or contractual relations. Claimed amounts may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court awards. While it is not feasible to predict the outcome of these matters with certainty, in the opinion of management, settlements and final judgments, if any, which might be rendered against the Company in existing litigation are reserved against, covered by insurance, or would not have a material adverse effect on the financial condition or the business of the Company as a whole.

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

      From time to time, the Company, either individually or in conjunction with other U.S. government contractors, may be the subject of U.S. government investigations for alleged criminal or civil violations of procurement or other federal laws. These investigations may be conducted without the Company’s knowledge. The Company is unable to predict the outcome of such investigations or to estimate the amounts of resulting claims or other actions that could be instituted against it, its officers or employees. Under present government procurement regulations, if indicted or adjudged in violation of procurement or other federal civil laws a contractor, such as the Company, or one or more of its operating divisions, could be suspended or debarred from eligibility for awards of new government contracts for up to three years. In addition, a government contractor’s foreign export control licenses could be suspended or revoked. As an international company, Harris is, from time to time, the subject of investigations relating to its international operations, including under the Foreign Corrupt Practices Act and similar laws. The Company is currently cooperating with certain government representatives in investigations relating to potential violations of federal procurement, foreign corrupt practices and other laws. Management does not believe that the outcome of these current disputes or investigations will have a material adverse effect on the financial condition or the business of the Company as a whole.

      In addition, the Company is subject to numerous federal and state environmental laws and regulatory requirements and is involved from time to time in investigations or litigation of various potential environmental issues concerning ongoing activities at its facilities or remediation as a result of past activities. The Company from time to time receives notices from the United States Environmental Protection Agency and equivalent state environmental agencies that it is a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state legislation. Such notices assert potential liability for cleanup costs at various sites, which include Company-owned sites, previously owned sites, and non-Company owned treatment or disposal sites, allegedly containing hazardous substances attributable to the Company from past operations. The Company has been named as a PRP at twelve such sites, excluding sites as to which the Company’s records disclose no involvement or as to which the Company’s liability has been finally determined. While it is not feasible to predict the outcome of many of these proceedings, in the opinion of management, any payments the Company may be required to make as a result of currently existing claims will not have a material adverse effect on the financial condition or the business of the Company as a whole.

      Additional information regarding environmental matters is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders of Harris during the fourth quarter of fiscal 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT (As of August 31, 2001).

		Executive Office
Name	Age	Currently Held	Past Business Experience

Phillip W. Farmer	63	Chairman of the Board, President and Chief Executive Officer
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

Bryan R. Roub	60	Senior Vice President and Chief Financial Officer
Senior Vice President and Chief Financial Officer since October 1993. Senior Vice President — Finance, July 1984 to October 1993. Formerly with Midland-Ross Corporation in the capacities of: Executive Vice President — Finance, 1982 to 1984; Senior Vice President, 1981 to 1982; Vice President and Controller, 1977 to 1981; and Controller, 1973 to 1977.

Bruce M. Allan	56	President — Broadcast Communications Division
President — Broadcast Communications Division since July 1999. Vice President — General Manager of the Broadcast Systems Division of the Communications Sector from July 1997 to July 1999. Formerly with Thomson in various capacities of increasing responsibility, including Vice President — Technology and Business Development from 1994 to 1997.

Richard L. Ballantyne	61	Vice President — General Counsel and Secretary	Vice President — General Counsel and Secretary since November 1989. Formerly Vice President — General Counsel and Secretary, Prime Computer, Inc., 1982 to 1989.

James L. Christie	49	Vice President — Controller
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

		Executive Office
Name	Age	Currently Held	Past Business Experience

Allen E. Dukes	54	President — Microwave Communications Division
President — Microwave Communications Division since October 2000. Vice President — General Manager of the Aerospace and Ground Communications Systems business of the Government Communications Systems Division from July 1999 to October 2000. Vice President — General Manger of the Harris Information Systems Division from September 1995 to June 1999. Mr.  Dukes joined Harris in 1969 and has held various positions of increasing responsibility.

Nick E. Heldreth	59	Vice President — Human Resources and Corporate Relations
Vice President — Human Resources and Corporate Relations since July 1996. Vice President — Human Resources since June 1986. Formerly Vice President — Personnel and Industrial Relations, Commercial Products Division, Pratt & Whitney and various related assignments with United Technologies Corporation, 1974 to 1986.

Robert K. Henry	54	President — Government Communications Systems Division
President — Government Communications Systems Division since July 1999. Vice President — General Manager of the Communications Systems Division of the Electronic Systems Sector from November 1997 to July 1999. Formerly with Sanders, a Lockheed Martin company, in various capacities of increasing responsibility, including: Vice President of Engineering from May 1997 to November 1997; and Vice President-General Manager Information Systems from June 1995 to April 1997. Technical Operations Director, Martin Marietta from 1993 to June 1995. Business Interface South Manager, GE Aerospace, 1990 to 1993.

Chester A. Massari	59	President — RF Communications Division
President — RF Communications Division since July 1999. Vice President — General Manager of the RF Communications Division of the Communications Sector from January 1997 to July 1999. Vice President — General Manager of the Broadcast Division of the Communications Sector from September 1995 to January 1997. Mr. Massari has been with Harris since 1970 and has held positions of increasing responsibility.

		Executive Office
Name	Age	Currently Held	Past Business Experience

Gary L. McArthur	41	Vice President — Corporate Development
Vice President — Corporate Development since January 2001. Director — Corporate Development from March 1997 to December 2000. Formerly, Chief Financial Officer of 3D/ EYE Inc. from 1996 to 1997. Executive Director-Mexico, Nextel from 1995 to 1996. Director — Mergers and Acquisitions, Nextel from 1993 to 1995. Prior to 1993 he held various positions with Lehman Brothers, Inc., Cellcom Corp., and Deloitte & Touche.

Daniel R. Pearson	49	President — Network Support Division
President — Network Support Division since January 2000. Vice President — Strategic Management and Business for the Government Communications Systems Division from July 1999 to January 2000. Vice President — General Manager of the Government Aerospace Systems Division from January 1999 to June 1999. Mr. Pearson joined Harris in 1977 and has held positions in various capacities of increasing responsibility.

David S. Wasserman	58	Vice President — Treasurer	Vice President — Treasurer since January 1993. Vice President — Taxes, 1987 to 1993. Formerly Senior Vice President, Midland-Ross Corporation, 1979 to 1987.

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

      Harris Corporation Common Stock, par value $1 per share, is listed and traded on the New York Stock Exchange, Inc. (“NYSE”), under the ticker symbol “HRS,” and is also traded on the Boston, Chicago, Pacific and Philadelphia Stock Exchanges and through the Intermarket Trading System. As of August 24, 2001, there were approximately 9,220 holders of record of the Common Stock.

      The high and low sales prices as reported in the consolidated transaction reporting system and the dividends paid on the Common Stock for each quarterly period in the last two fiscal years are reported below:

			Cash
	High	Low	Dividends

Fiscal 2000

First Quarter	$39.69	$23.63	$0.24

Second Quarter	$28.94	$18.25	$0.05

Third Quarter	$39.38	$23.75	$0.05

Fourth Quarter	$36.75	$26.63	$0.05

			$0.39

Fiscal 2001

First Quarter	$37.88	$24.75	$0.05

Second Quarter	$33.25	$20.75	$0.05

Third Quarter	$31.50	$22.38	$0.05

Fourth Quarter	$32.20	$20.80	$0.05

			$0.20

      On August 24, 2001, the last sale price of the Harris Common Stock as reported in the consolidated transaction reporting system was $29.80 per share.

      On August 25, 2001, the board declared a quarterly cash dividend of $0.05 per share, which will be paid on September 21, 2001 to holders of record on September 7, 2001. The Company has paid cash dividends every year since 1941 and currently expects that cash dividends will continue to be paid in the future; however, there can be no assurances that this will be the case. Following the spin-off of Lanier Worldwide, Inc. in November 1999, Harris reduced its annual dividend rate from $0.96 per share to its current annual level of $0.20 per share. The declaration of dividends and the amount thereof will depend on a number of factors, including Harris’ financial condition, capital requirements, results of operations, future business prospects and other factors the board of directors may deem relevant.

      On October 22, 1999, the board authorized the Company to repurchase up to 15 million shares of its Common Stock periodically in the open-market, in negotiated or block transactions or pursuant to tender offers. During fiscal year 2001, the Company repurchased approximately 3.2 million of its shares in open-market transactions. In fiscal year 2000, the Company repurchased approximately 10.7 million of its shares in open-market transactions. Harris has a remaining authorization to purchase an additional 1.7 million shares under its repurchase program.

      On August 23, 1997, the board of directors of Harris approved a two-for-one stock split to shareholders of record at the close of business on September 4, 1997. All share information in this Annual Report on Form 10-K has been restated to reflect the stock split.

ITEM  6.  SELECTED FINANCIAL DATA.

      The following table summarizes selected historical financial information of Harris Corporation and its subsidiaries for each of the last five fiscal years. All amounts presented have been restated on a continuing operations basis. Discontinued operations and the restructuring charges are more fully discussed in the Notes to Financial Statements. The selected financial information shown below has been derived from Harris’ audited consolidated financial statements. This table should be read in conjunction with other financial information of Harris, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included elsewhere in this Annual Report on Form 10-K.

	Fiscal Years Ended

	2001 (1)	2000 (2)	1999 (3)	1998 (4)	1997

	(In millions, except per share amounts)

Revenue from sales and services	$1,955.1	$1,807.4	$1,743.5	$1,924.8	$1,948.6

Cost of sales and services	1,431.1	1,352.6	1,278.3	1,443.5	1,460.7

Interest expense	34.8	25.2	9.8	12.5	23.8

Income from continuing operations before income taxes	72.4	38.5	78.0	103.7	99.2

Income taxes	51.0	13.5	28.1	37.3	34.9

Income from continuing operations before extraordinary item	21.4	25.0	49.9	66.4	64.3

Discontinued operations net of income taxes	—	(7.0)	12.4	66.6	143.2

Income before extraordinary item	21.4	18.0	62.3	133.0	207.5

Extraordinary loss from early retirement of debt net of income taxes	—	—	(9.2)	—	—

Net income	$21.4	$18.0	$53.1	$133.0	$207.5

Average shares outstanding (diluted)	67.0	73.4	79.7	80.0	78.8

Per share data (diluted):

Income from continuing operations before extraordinary item	$0.32	$0.34	$0.63	$0.83	$0.81

Discontinued operations	—	(0.09)	0.16	0.83	1.82

Extraordinary loss	—	—	(0.12)	—	—

Net income	0.32	0.25	0.67	1.66	2.63

Cash dividends	0.20	0.39	0.96	0.88	0.76

Net working capital	761.7	1,073.1	224.1	268.6	310.6

Net plant and equipment	281.9	295.4	291.6	314.8	293.1

Long-term debt	384.4	382.6	514.5	761.0	681.4

Total assets	1,959.9	2,326.9	2,958.6	3,230.4	3,075.7

Shareholders’ equity	1,115.2	1,374.3	1,589.5	1,637.4	1,593.9

Book value per share	$16.94	$19.93	$19.96	$20.46	$20.02

(1)	Results for fiscal 2001 include after-tax charges of $73.5 million ($1.10 per share) for the write-off of purchased in-process research and development, $21.7 million after-tax gain ($0.32 per share) on the sale of Harris’ minority interest in its GE-Harris Railway Electronics, LLC joint venture, and a $13.1 million after tax ($0.20 per share) write-down of marketable securities.

(2)	Results for fiscal 2000 include after-tax charges of $26.7 million ($0.36 per share) for restructuring expenses and a $7.0 million ($0.10 per share) write-off of purchased in-process research and development.

(3)	Results for fiscal 1999 include after-tax charges of $3.3 million ($0.04 per share) for restructuring expenses and a $13.1 million ($0.16 per share) special charge for litigation settlement costs.

(4)	Results for fiscal 1998 include an after-tax charge of $10.3 million ($0.13 per share) for restructuring expenses.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion and analysis provides information that management believes is useful in understanding Harris’ operating results, cash flows, and financial condition. The discussion is based on Harris’ continuing operations and should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Except for the historical information contained here, the discussions in this document contain forward-looking statements that involve risks and uncertainties. Harris’ actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under “Forward-Looking Statements” below.

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

Fiscal 2001 Compared with Fiscal 2000

Revenue and Operating Income by Segment

      Net revenue for fiscal 2001 was $1,955.1 million, an increase of 8.2 percent compared to the prior year. Operating income in fiscal 2001 was $93.9 million versus $36.3 million for the prior year.

      Segment revenue and operating income were as follows:

			Percent
			Increase/
	2001	2000	(Decrease)

	(In millions)

Revenue

Government Communications	$848.3	$815.9	4.0%

Commercial Communications	1,106.8	991.5	11.6%

Total Revenue	$1,955.1	$1,807.4	8.2%

Operating Income

Government Communications	$70.9	$58.1	22.0%

% of revenue	8.4%	7.1%

Commercial Communications (1)	(14.1)	(33.3)	57.7%

% of revenue	(1.3)%	(3.4)%

Headquarters expense	(42.9)	(36.7)	(16.9)%

Other income (net) (2)	80.0	48.2	66.0%

Total Operating Income	$93.9	$36.3	158.7%

% of revenue	4.8%	2.0%

(1)	Fiscal 2001 includes a $73.5 million write-off of purchased in-process research and development. Fiscal 2000 includes a $41 million restructuring expense and a $10.7 million write-off of purchased in-process research and development.

(2)	Fiscal 2001 includes a $33.4 million gain from the sale of Harris’ minority interest in its GE-Harris Railway Electronics, LLC joint venture and a $20.1 million write-down of marketable securities.

      Government Communications Segment: Government Communications segment revenue in fiscal 2001 increased 4.0 percent from the prior year and operating income increased 22.0 percent as Harris had outstanding technical and management performance on defense and other government contracts that resulted in favorable award fees. Backlog continued to build reflecting a continued stream of significant contract wins and increased defense spending by the federal government.

      During the fourth quarter of fiscal 2001, Harris concluded its acquisition of Exigent International, Inc., a provider of software and services for satellite command and control, telecommunications, and information technology.

      Commercial Communications Segment: Commercial Communications segment revenue in fiscal 2001 increased 11.6 percent over fiscal 2000. Excluding sales from the telephone switching product line that was exited in fiscal 2000, the Commercial Communications segment’s sales increased from $918.0 million to $1,106.8 million or 20.6 percent. This segment experienced significant sales growth in its microwave communications and broadcast communications markets of 39 percent and 31 percent, respectively, over the prior fiscal year. These revenue increases were partially offset by a decline of 11 percent for the segment’s network support products.

      The segment’s operating loss for fiscal 2001 included a $73.5 million write-off of purchased in-process research and development related to the acquisition of WavTrace, Inc. and goodwill amortization of $22.2 million. The segment’s operating loss for fiscal 2000 included a $41.0 million restructuring charge, a $10.7 million purchased in-process research and development write-off related to its Louth acquisition, goodwill amortization of $10.5 million, and $47.4 million of losses and write-downs related to the exited telephone switching and alarm management product lines.

      Excluding the items mentioned above in both fiscal 2001 and fiscal 2000, the Commercial Communications segment’s operating income increased from $76.3 million in fiscal 2000 to $81.6 million in fiscal 2001, or 6.9 percent. The increase in operating income was driven mainly by improved margins and sales growth in its broadcast communications business. The segment also experienced modest margin improvements in its tactical radio and microwave communications businesses, which was partially offset by poor performance in the segment’s network support business.

      The segment reported a 31 percent increase in revenues for its broadcast communication products as the transition to digital technology and the sale of digital television transmitters gained pace during fiscal 2001. This acceleration was boosted in part by positive rulings from the FCC affirming the mandated transition to digital technology. The broadcast communications business has also become a leading supplier of studio and automation solutions in the U.S. with the help of the Louth acquisition made in fiscal 2000.

      Following the close of fiscal 2001, Harris acquired the Hirschmann Multimedia Communications Network business, an Austrian-based leader in European-standard digital television and radio transmitters, and digital cable systems with annual sales of approximately $26 million.

      Revenues increased 39 percent for microwave communications products during fiscal 2001 as markets strengthened in North America and demand remained high for digital microwave radios used in cellular, PCS, and private telecom infrastructure systems. Harris is a leading provider of point-to-point microwave products and its Megastar™ and Constellation™ family of products exhibited strong customer acceptance.

      In August 2000, Harris completed the acquisition of WavTrace, a developer of broadband wireless access (“BWA”) systems for high-speed wireless access to the Internet and other data, voice, and video services. The microwave communications business invested in BWA technology during the year on its ClearBurst™ GB product. In addition, Harris is planning further cost reduction actions in our Microwave Communications business to improve margins and to better position the business for the expected resumption in market growth. These actions will include a facility closing and headcount reductions in several locations and will result in a one-time charge of approximately $10.0 million in fiscal 2002.

      The revenue from tactical radio products increased 2 percent in fiscal 2001 versus record revenue levels in fiscal 2000. This business continues to benefit from the market’s enthusiasm for its Falcon II™ high data rate, multiband, secure radios that were introduced in fiscal 2000 to meet the growing bandwidth requirement in the networked digital on-the-move battlefield being embraced by military groups in both the U.S. and internationally.

      Demand for the segment’s network support products declined 11 percent during fiscal 2001 when compared to the prior year. This market was impacted by the abrupt slowdown in the domestic DSL services market. Harris has taken actions to reduce costs in the line test business and began to concentrate more on its core business of tools and network management products.

  Comparative Statement of Income

      Harris’ comparative statement of income is as follows:

			Percent
			Increase/
	2001	2000	(Decrease)

	(In millions)

Revenue from product sales and services	$1,955.1	$1,807.4	8.2%

Cost of product sales and services	1,431.1	1,352.6	5.8%

Gross margin	524.0	454.8	15.2%

% of revenue	26.8%	25.2%

Engineering, selling and administrative expenses	414.4	404.5	2.4%

% of revenue	21.2%	22.4%

Amortization of goodwill	22.2	10.5	111.4%

Restructuring expenses	—	41.0	—

Purchased in-process research and development	73.5	10.7	586.9%

Other income (net)	80.0	48.2	66.0%

Operating income	93.9	36.3	158.7%

% of revenue	4.8%	2.0%

Interest income	13.3	27.4	(51.5)%

Interest expense	(34.8)	(25.2)	38.1%

Income from continuing operations before income taxes	72.4	38.5	88.1%

% of revenue	3.7%	2.1%

Income taxes	51.0	13.5	277.8%

Net income from continuing operations	$21.4	$25.0	(14.4)%

% of revenue	1.1%	1.4%

      Gross Margin: Gross margin as a percent of revenue was 26.8 percent in fiscal 2001 compared to 25.2 percent in fiscal 2000. The fiscal 2000 gross margin was impacted by a $12.0 million write-down of inventory and lower gross margins related to the telephone switching product line that was exited in fiscal 2000. Excluding the impact of this exited product line, gross margin as a percent of revenue was 26.2 percent in fiscal 2000. The increase from 26.2 percent gross margin in fiscal 2000 to 26.8 percent gross margin in fiscal 2001 is primarily due to improved gross margins in the Commercial Communication segment’s broadcast and tactical radio products as well as in the Government Communications segment.

      Engineering, Selling and Administrative Expenses: Engineering, selling, and administrative expenses as a percent of revenue were 21.2 percent in fiscal 2001 versus 22.4 percent in fiscal 2000. Engineering, selling, and administrative expenses in fiscal 2000 were impacted by $16.5 million of transition costs associated with exiting the telephone switching product line and by administrative and general, marketing and sales, and research and development expenses in the telephone switching product line in the first half of fiscal 2000. Excluding the impact of the exited product line, engineering, selling, and administrative expenses as a percent of revenue were 20.6 percent in fiscal 2000. The increase from 20.6 percent in fiscal 2000 to 21.2 percent in fiscal 2001 was due to increased spending in research and development related to the ClearBurst™ GB microwave radio product in fiscal 2001.

      Goodwill Amortization: Goodwill amortization increased from $10.5 million in fiscal 2000 to $22.2 million in fiscal 2001. The increase was due to the WavTrace acquisition made in fiscal 2001 and the Louth and TRT Lucent Technologies acquisitions made during the second half of fiscal 2000. Intangibles resulting from acquisitions are being amortized by the straight-line method principally over 8 to 15 years. In establishing the amortization period of intangibles resulting from acquisitions Harris considered such factors as future expected cash flows, technological life spans, customer relationships, and distribution channels. Harris continues to monitor these factors and believes that no material portion of its intangibles resulting from acquisitions will dissipate over a shorter period than the amortization period being used.

      In June 2001, the FASB issued Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”). Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). Harris will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the nonamortization provisions of Statement 142 is expected to result in an increase in net income of $15.6 million ($0.24 per diluted share) per year. During fiscal 2002, Harris will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of July 1, 2001, and has not yet determined what the effect of these tests will be on Harris’ operations or financial position.

      Other Income (net): Other income increased from $48.2 million in fiscal 2000 to $80.0 million in fiscal 2001. Other income in fiscal 2001 includes a $33.4 million gain from the sale of Harris’ minority interest in its GE-Harris Railway Electronics, LLC joint venture which is partially offset by a $20.1 million write-down of marketable securities available for sale due to a decline in market value. The remaining increase in other income is primarily a result of gains from the sale of shares in Intersil Holding Corporation which were acquired in August 1999 in connection with the sale of Harris’ semiconductor operations. These gains were partially offset by investments made in marketing and technology products and lower levels of royalty income in fiscal 2001 when compared to the prior year.

      Interest Income and Interest Expense: Interest income decreased from $27.4 million in fiscal 2000 to $13.3 million in fiscal 2001 due to reduced cash balances that resulted from cash paid for acquired businesses and the repurchase of Common Stock during fiscal 2000 and fiscal 2001. Interest expense increased from $25.2 million in 2000 to $34.8 million in fiscal 2001 due to an allocation of interest expense to the results of discontinued operation in fiscal 2000. Total interest expense from both continuing and discontinued operations in fiscal 2000 was $41.7 million versus $34.8 million in fiscal 2001. The decrease was largely due to a reduction of total debt from $491.0 million at June 30, 2000 to $419.4 million at June 29, 2001.

      Income Taxes: The provision for income taxes as a percentage of pretax income was 70.4 percent in fiscal 2001 versus 35.0 percent in the prior year. The increase is a result of the non-deductibility of the write-off of purchased in-process research and development. Excluding the impact of the write-off of purchased in-process research and development, the provision for income taxes as a percentage of pretax income was 35.0 percent in fiscal 2001. Both fiscal 2001 and 2000 benefited from tax rates on foreign source income and export sales, which offset the additional provision needed for state income taxes. Fiscal 2001 also benefited from stock sales that had a higher tax basis than the basis used in calculating gains for financial accounting purposes.

      Return on Revenue: Income from continuing operations as a percentage of revenue was 1.1 percent in fiscal 2001 versus 1.4 percent in fiscal 2000. The reduction was primarily due to the reasons previously discussed.

      Selected financial information relating to geographical regions and export sales is set forth in the Note Business Segments in the Notes to Financial Statements.

Fiscal 2000 Compared with Fiscal 1999

  Revenue and Operating Income by Segment

      Revenue for fiscal 2000 was $1,807.4 million, an increase of 3.7 percent compared to the prior year. Operating income in fiscal 2000 was $36.3 million versus $74.5 million for the prior year.

      Segment revenue and operating income were as follows:

			Percent
			Increase/
	2000	1999	(Decrease)

	(In millions)

Revenue

Government Communications	$815.9	$813.2	0.3%

Commercial Communications	991.5	930.3	6.6%

Total Revenue	$1,807.4	$1,743.5	3.7%

Operating Income

Government Communications	$58.1	$52.1	11.5%

% of revenue	7.1%	6.4%

Commercial Communications (1)	(33.3)	34.1	—

% of revenue	(3.4)%	3.7%

Headquarters expense (2)	(36.7)	(31.0)	18.4%

Other income (net) (3)	48.2	19.3	149.7%

Total Operating Income	$36.3	$74.5	(51.3)%

% of revenue	2.0%	4.3%

(1)	Fiscal 2000 includes a $41 million restructuring expense and a $10.7 million write-off of purchased in-process research and development. Fiscal 1999 includes a $20.6 million special charge for a litigation settlement.

(2)	Fiscal 1999 includes a $5.1 million restructuring expense.

(3)	Fiscal 2000 includes a $21.9 million gain from the sale of Intersil Holding Corporation stock.

      Government Communications Segment: Government Communications segment revenue in fiscal 2000 increased 0.3 percent from the prior year and operating income increased 11.5 percent. These results were impacted by an $18.0 million write-off in fiscal 1999 for the settlement of claims and unrecoverable contract development costs on two contracts. Excluding this write-off, revenues declined 1.0 percent and operating income declined 17.1 percent from fiscal 1999. Despite improved operating margins on more recent contract wins in fiscal 2000, operating income has been impacted by margin pressure from poorer-performing older contracts. Revenue growth and operating income improved significantly in the fourth quarter compared to the third quarter of fiscal 2000. Backlog continued to build, reflecting a robust win rate percentage and increased spending by the U.S. government for defense.

      Commercial Communications Segment: Commercial Communications segment revenue in fiscal 2000 increased 6.6 percent over fiscal 1999. Excluding sales from the recently exited telephone switching product line, the Commercial Communications segment’s sales increased from $803.7 million to $918.0 million or 14.2 percent. This segment experienced double-digit growth in all four of the segment’s major continuing commercial product lines: microwave, network support, broadcast, and tactical radio. These revenue increases were partially offset by a 41.9 percent decrease in revenue from the recently exited telephone switching and alarm management product lines.

      The segment’s operating loss for fiscal 2000 was impacted by the $41.0 million restructuring charge and the $10.7 million purchased in-process research and development write-off mentioned previously, as well as a $12.0 million write-down of inventory related to the telephone switching and alarm management product lines that were exited. These product lines also incurred an additional $18.9 million in operating losses in fiscal 2000 compared to a loss of $3.6 million in fiscal 1999. The segment’s fiscal 2000 operating loss also includes transition costs of $16.5 million associated with exiting these product lines. Such costs included relocation of the network support business unit’s headquarters from Marin County, California to Melbourne, Florida; collection losses on accounts receivable; and excess manufacturing costs related to idle capacity in Marin County. Harris ceased all marketing, sales, and research and development for the telephone switching and alarm management product lines as of February 2000. The operating losses through February 2000 included a significant amount of marketing and sales expenses as well as research and development costs in the telephone switching product line.

      Excluding the items mentioned above in both the current and prior year, as well as a $20.6 million special charge for a patent litigation settlement in the prior year, the Commercial Communications segment’s operating income increased from $58.3 million in fiscal 1999 to $65.8 million in fiscal 2000, or 12.9 percent. The increase in operating income was driven mainly by the 14.2 percent sales growth in the Commercial Communications segment’s continuing commercial product lines.

      Orders and revenues increased for microwave radios during the year as markets continued to rebound in North America, Latin America, and China. In June 2000, Harris completed the acquisition of the point-to-point microwave business of TRT Lucent Technologies. The acquisition provides for a five-year preferred supplier agreement to serve the worldwide point-to-point microwave needs of Lucent’s wireless divisions.

      In the first quarter of fiscal 2001, Harris also completed the acquisition of WavTrace, Inc., a privately-held, leading developer of broadband wireless access systems. The acquisition supports Harris’ initiative to lead the world in the delivery of point-to-point and point-to-multipoint broadband wireless access solutions for microwave and millimeter wave frequencies.

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

      The tactical radio product line experienced a significant increase in sales as it continues to benefit from the market’s enthusiasm for its high data rate, multiband, secure radios, which were introduced in fiscal 2000 to meet the growing bandwidth requirement as the digital technology is embraced by the military.

      Orders and revenues also increased substantially for the network support business. This increase was aided by increased demand for the telecom line test systems used by competitive local exchange carriers (CLEC’s) to deploy digital subscriber lines (DSLs) for applications such as high-speed Internet service and the other broadband communication services for voice, data, and video.

  Comparative Statement of Income

      Harris’ comparative statement of income is as follows:

			Percent
			Increase/
	2000	1999	(Decrease)

	(In millions)

Revenue from product sales and services	$1,807.4	$1,743.5	3.7%

Cost of product sales and services	1,352.6	1,278.3	5.8%

Gross margin	454.8	465.2	(2.2)%

% of revenue	25.2%	26.7%

Engineering, selling and administrative expenses	404.5	380.0	6.4%

% of revenue	22.4%	21.8%

Amortization of goodwill and purchased intangible assets	10.5	4.3	144.2%

Restructuring expenses	41.0	5.1	703.9%

Purchased in-process research and development	10.7	—	—

Special charge for litigation	—	20.6	—

Other income (net)	(48.2)	(19.3)	149.7%

Operating income	36.3	74.5	(51.3)%

% of revenue	2.0%	4.3%

Interest income	27.4	13.3	106.0%

Interest expense	(25.2)	(9.8)	157.1%

Income from continuing operations before income taxes	38.5	78.0	(50.6)%

% of revenue	2.1%	4.5%

Income taxes	13.5	28.1	(52.0)%

Income from continuing operations before extraordinary item	$25.0	$49.9	(49.9)%

% of revenue	1.4%	2.9%

      Gross Margin: The gross margin as a percent of revenue was 25.2 percent in fiscal 2000 compared to 26.7 percent in fiscal 1999. The decline in gross margin was primarily due to a $12.0 million write-down of inventory and lower gross margin related to the telephone switching product line that was exited.

      Excluding the impact of this exited product line, gross margin as a percent of revenue was 26.2 percent in fiscal 2000 compared to 25.8 percent in fiscal 1999. The increase is due to improved gross margins in Harris’ Commercial Communication segment’s broadcast, network support, and microwave radio product lines.

      Engineering, Selling and Administrative Expenses: Engineering, selling, and administrative expenses as a percent of revenue were 22.4 percent in fiscal 2000 versus 21.8 percent in fiscal 1999. Fiscal 2000 operating expenses were impacted by $16.5 million of transition costs associated with exiting the telephone switching product line. Such costs include relocation of the network support business unit’s headquarters from Marin County, California to Melbourne, Florida; collection losses on accounts receivable; and excess manufacturing costs related to idle capacity in Marin County. The operating expenses were also impacted by administrative and general, marketing and sales, and research and development expenses in the telephone switching product line in the first half of the fiscal year.

      Excluding the impact of the exited product line, operating expenses as a percent of revenue were 20.6 percent in fiscal 2000 versus 20.3 percent in fiscal 1999. The increase was primarily due to planned increases in selling and engineering, research and development expenses, as well as increased headquarters expenses. The increased headquarters expenses were primarily attributable to unusually low executive compensation in fiscal 1999 and costs associated with the centralization of company-wide shared services in fiscal 2000.

      Goodwill Amortization: Goodwill amortization increased from $4.3 million in fiscal 1999 to $10.5 million in fiscal 2000. The increase was due to acquisitions made in Harris’ broadcast systems product line during fiscal 2000, primarily the acquisition of Louth Automation.

      Other Income (net): Other income increased from $19.3 million in fiscal 1999 to $48.2 million in fiscal 2000 due primarily to a $21.9 million gain from the sale of one million shares of Intersil Holding Corporation stock as a part of Intersil Holding Corporation’s initial public offering. The remaining increase was due to gains on the sale and redemption of other securities partially offset by lower income from Harris’ equity investments.

      Interest Income and Interest Expense: Interest income increased from $13.3 million in fiscal 1999 to $27.4 million in fiscal 2000 due to higher cash balances that resulted from the sale of the semiconductor business and the spin-off of Lanier Worldwide, Inc. Interest expense increased from $9.8 million in fiscal 1999 to $25.2 million in fiscal 2000 due to a higher allocation of interest expense to the results of discontinued operations in the prior year. Total interest expense from both continuing operations and discontinued operations decreased from $84.0 million in fiscal 1999 to $41.7 million in fiscal 2000. This decrease is due to the repayment of short-term debt with the cash received from the sale of the semiconductor business and the spin-off of Lanier Worldwide, Inc., and lower interest rates.

      Income Taxes: The provision for income taxes as a percentage of pretax income was 35.0 percent in fiscal 2000 versus 36.0 percent in the prior year. Both fiscal 2000 and fiscal 1999 benefited from tax rates on foreign source income and export sales, which offset the additional provision needed for state income taxes.

      Return on Revenue: Income from continuing operations as a percentage of revenue was 1.4 percent in fiscal 2000 versus 2.9 percent in fiscal 1999. The reduction was primarily due to restructuring expenses, purchased in-process research and development, and the transition costs and operating losses of exited product lines which were partially offset by the gain from sales of Intersil Holding Corporation stock. Excluding these items, income from continuing operations as a percentage of revenue increased from 4.2 percent in fiscal 1999 to 4.3 percent in fiscal 2000.

Liquidity and Financial Position

      Harris’ comparative financial position at the end of fiscal 2001 and fiscal 2000 is as follows:

			Percent
			Increase/
	2001	2000	(Decrease)

	(In millions except per share amounts)

Cash and cash equivalents	$103.0	$378.2	(72.8)%

Marketable securities	146.8	432.5	(66.1)%

Other current assets	972.2	818.3	18.8%

Current liabilities	460.3	555.9	(17.2)%

Working capital	$761.7	$1,073.1	(29.0)%

% of revenue	39.0%	59.4%

Intangibles resulting from acquisitions	$215.1	$166.2	29.4%

Non-current deferred income tax (asset)/liability	$(19.5)	$14.1	—

Total debt	$419.4	$491.0	(14.6)%

Total shareholders’ equity	$1,115.2	$1,374.3	(18.9)%

Total debt as a % of total capital	27.3%	26.3%

Book value per share	$16.94	$19.93	(15.0)%

Purchase of Common Stock for treasury	$92.2	$232.8	(60.4)%

Additions of plant and equipment	$55.2	$81.3	(32.1)%

      Cash and cash equivalents: Harris had several transactions that resulted in significant cash uses during fiscal 2001 including $147.6 million of cash paid for acquisitions, $83.7 million reduction in debt, and $92.2 million of cash used to repurchase Harris’ Common Stock. Harris plans to use its remaining cash balances for similar general corporate purposes in the future including marketing and technology projects, acquisitions, and repurchases of its Common Stock.

      Marketable securities: Marketable securities decreased from $432.5 million at June 30, 2000 to $146.8 million at June 29, 2001. The decrease was primarily due to the reduction of quoted market prices for

Harris’ holdings in Intersil Holding Corporation and AirNet Communications Corporation as well as the sales of $127.4 million worth of marketable securities during fiscal 2001.

      Credit arrangements: Harris has available syndicated credit facilities with various banks that provide for borrowings up to $400 million. The credit facilities consist of a 3-Year Credit Agreement which expires in May of 2004 and a 364-Day Credit Agreement that expires in May of 2002. Interest rates on borrowings under these facilities and related fees are determined by a pricing matrix based upon Harris’ long-term debt rating assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. Harris is not required to maintain compensating balances in connection with these agreements. Under these facilities, none was outstanding at June 29, 2001. The covenants included in these facilities include, among others, maintenance of consolidated tangible net worth of not less than $700 million (which amount is subject to increase), maintenance of a debt to earnings ratio, and a limit on total debt to $800 million.

      Working capital: Working capital decreased $311.4 million from $1,073.1 million at June 30, 2000 to $761.7 million at June 29, 2001. The change was largely due to the $275.2 million decrease in cash and cash equivalents and the $285.7 million decrease in marketable securities described previously. These decreases were partially offset by an $84.8 million change in current deferred income taxes related primarily to unrealized gains on marketable securities; a $102.0 million increase in inventories and unbilled costs primarily in Harris’ Commercial Communications segment; and a $73.4 million decrease in current liabilities due to the payment of short-term debt and the current portion of long-term debt.

      Intangibles resulting from acquisitions: Intangibles resulting from acquisitions increased from $166.2 million at June 30, 2000 to $215.1 million at June 29, 2001. Total intangibles from acquisitions in fiscal 2001 are 11.0 percent of total assets and 19.3 percent of shareholder’s equity compared to 7.1 percent of total assets and 12.1 percent of shareholder’s equity in fiscal 2000. The increase was due primarily to goodwill recorded as a result of the WavTrace and Exigent acquisitions. In determining the amount of purchase price allocated to intangibles from acquisitions, Harris has used established valuation techniques used in the communications industry, which include present value calculations of future cash flows.

      Non-current deferred income taxes: The liability for non-current deferred income taxes was $14.1 million at June 30, 2000 versus a $19.5 million asset at June 29, 2001. The change was due primarily to tax loss carryforwards resulting from the WavTrace acquisition.

      Total debt and capitalization: At June 29, 2001, debt totaled $419.4 million, representing 27.3 percent of total capital (defined as the sum of total debt plus shareholders’ equity). A year earlier, debt of $491.0 million was 26.3 percent of total capital. The increase in this ratio was due primarily to the decrease in unrealized gains on marketable securities available for sale as described previously.

      In fiscal 2001, Harris issued 137,745 shares of Common Stock to employees under the terms of Harris’ stock purchase, option, and incentive plans.

      Harris’ debt is currently rated “BBB” by Standard and Poor’s Ratings Group and “Baa2” by Moody’s Investors Service. Harris expects to maintain operating ratios, fixed charge coverage ratios, and balance sheet ratios sufficient for retention of these debt ratings.

      Purchase of Common Stock for treasury: Harris used $92.2 million to repurchase 3.2 million shares of its Common Stock in fiscal 2001. Harris’ Board of Directors has approved a share repurchase program which authorizes the repurchase of up to 15 million shares through open market transactions, in negotiated block transactions or pursuant to tender offers. Harris still has a remaining authorization to repurchase an additional 1.7 million shares under this repurchase program.

      Additions of plant and equipment: Additions of plant and equipment in fiscal 2001 were $55.2 million versus $81.3 million in fiscal 2000. The decrease is due to a prior year purchase of a new headquarters building for Harris’ broadcast communications operation in Mason, Ohio and the buyout of a lease on a PC board manufacturing plant in San Antonio, Texas. Total additions for Harris in fiscal 2002 are expected to be approximately $60 million.

Restructuring

      In fiscal 1999, Harris recorded a $5.1 million charge ($3.3 million after income taxes) for severance costs associated with the restructuring of its operations. Restructuring actions included a work force reduction of approximately 606 employees. All of these employees were terminated by June 30, 2000.

      In fiscal 2000, Harris recorded a $41 million charge ($26.7 million after income tax) for the restructuring of its operations. Restructuring actions included a reduction of approximately 161 employees and provisions for the write-down of intangible assets, equipment and other assets associated with the exit from the Commercial Communications segment’s telephone switching and alarm management product lines.

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

      Harris completed the payment of all severance benefits during the second quarter of fiscal 2001. No further cash outlays from these restructuring actions are expected.

      Sales from these product lines were none in fiscal 2001, $73.5 million in fiscal 2000, and $126.6 million in fiscal 1999. Operating losses from these product lines were none in fiscal 2001, $18.9 million in fiscal 2000, and $3.6 million in fiscal 1999.

Purchased In-Process Research and Development

  WavTrace

      In August 2000, Harris purchased WavTrace, a developer of broadband microwave radio systems for high-speed wireless access to the Internet and other data, voice, and video services. Prior to the acquisition, Harris owned slightly less than 20 percent of WavTrace. The purchase price for the remaining approximately 80 percent is valued at $144.0 million. The purchase price is calculated as follows:

(In millions)

Cash consideration paid to former WavTrace shareholders	$125.9

Cash paid for acquisition costs	2.6

Unvested WavTrace options converted to Harris options	1.2

Assumed liabilities	16.7

Less cash acquired	(2.4)

$144.0

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

      In making the purchase price allocation to in-process research and development, Harris relied on present value calculations of income, an analysis of project accomplishments and completion costs, and an assessment of overall contribution and project risk. The amounts assigned to the in-process research and development were associated with one significant research project for which technological feasibility had not been established. This project was for the development of the ClearBurst™ GB product (formerly known as the PM 2000).

      ClearBurst™ GB is a point-to-multipoint microwave radio system that is a wireless broadband option to deliver the Internet and other multimedia services at speeds up to 180 MBPS per user. The ClearBurst™ GB with BigBurst airlink will use adaptive time division duplexing (TDD), which is expected to allow for 100% efficient use of the available spectrum. ClearBurst™ GB will also use dynamic asymmetry to adjust for the different data traffic levels of small and large customers. The technology allocates bandwidth between the uplink and downlink of a frequency channel to accommodate data traffic. As a result, adaptive TDD is expected to provide greater efficiency than predecessor technologies and support 15 times more customers than current technologies. The estimated stage of completion of the ClearBurst™ GB project at the time of the acquisition was 80% (considering time-based, cost-based, and milestone-based completion measures). ClearBurst™ GB does not have any significant leverage on any existing technology developed outside of this project.

      The value assigned to purchased in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products and discounting the net cash flows to their present value using a discount rate of 35 percent.

      Remaining development efforts for this in-process research and development project include various phases of design, development, and testing. The anticipated completion date for the in-process research and development project will occur during fiscal 2003, after which Harris expects to begin generating economic benefits from the technology over a seven-year life cycle. Expenditures to complete this project are not expected to have a material impact on the Harris’ future results of operations or cash flows.

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

  Louth Automation

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

		Stage of
Product	Fair Value	Completion

	(In millions)

Version 9.5 of ADC Software	$6.8	80%

Media Browser	1.7	70%

News	1.0	70%

All others	1.2	50% to 90%

Total	$10.7

      A discussion of the most significant project follows:

      Version 9.5 of the Automated Device Controller (“ADC”) Software:

•	Base ADC product is an all-purpose program/commercial automation system with the ability to integrate a wide variety of broadcast devices.

•	Version 9.5 provides a link between traffic, engineering, and on-air broadcasting operations.

•	The primary functions under development include:

•	The implementation of Network Device Control Protocall and control of hardware and video servers across the network;

•	The ability to use TCP/ IP and other remote configurations;

•	Creation of a driver that will function with proprietary Sony Protocall;

•	Other specific functionality such as Spencer Still Store and DUET; and

•	Creation of video disk enhancements.

•	The development of Version 9.5 was initiated in early calendar 1998 (conceptualization of features, etc.).

•	The amount of completion was estimated at 80% (considering time-based, cost-based, and milestone-based completion measures).

•	Version 9.5 incorporates significant leverage on existing technology from ADC version 9.4. The degree of leverage was estimated to be 50%.

      The value assigned to purchased in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products and discounting the net cash flows to their present value using a discount rate of 28 percent.

      Remaining development efforts for these in-process research and development projects included various phases of design, development, and testing. The completion of the in-process research and development projects occurred within twelve months of acquisition. Harris is currently generating economic benefits from the technologies and expects to generate them over a seven-year life cycle. Expenditures to complete these projects did not have a material impact on the Harris’ results of operations or cash flows.

Retirement Plans

      Retirement benefits for substantially all of Harris’ employees are provided primarily through a retirement plan having profit sharing and savings elements. Harris also provides limited health-care benefits to retirees who have 10 or more years of service. All obligations under Harris’ retirement plans have been fully funded by Harris’ contributions, the provision for which totaled $30.9 million in fiscal 2001.

Impact of Foreign Exchange

      Approximately 50 percent of Harris’ international business is transacted in local currency environments. The impact of translating the assets and liabilities of these operations to U.S. dollars is included as a component of shareholders’ equity. At June 29, 2001, the cumulative translation adjustment reduced shareholders’ equity by $28.5 million compared to a reduction of $16.5 million at June 30, 2000.

      Harris utilizes foreign currency hedging instruments to minimize the currency risk of international transactions. Gains and losses resulting from currency rate fluctuations did not have a material effect on Harris’ results in fiscal 2001, 2000, or 1999.

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

      Harris uses foreign exchange contracts and options to hedge both balance sheet and off-balance sheet foreign currency commitments. Specifically, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers, and intercompany loans. Management believes the use of foreign currency financial instruments should reduce the risks which arise from doing business in international markets. Contracts are generally for one year or less. At June 29, 2001, Harris had open foreign exchange contracts with a notional amount of $43.0 million, of which $6.3 million were classified as cash flow hedges and $36.7 million were classified as fair value hedges. This compares to total foreign exchange contracts with a notional amount of $20.1 million as of June 30, 2000, of which $4.0 million were classified as cash flow hedges and $16.1 million were classified as fair value hedges. All of these derivatives were recorded at their fair value on the balance sheet as of June 29, 2001, in accordance with FAS 133. Factors that could impact the effectiveness of Harris’ hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for Harris’ foreign currency derivatives held at June 29, 2001 would have an impact of approximately $3.8 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of Harris’ foreign denominated assets, liabilities, and firm commitments.

      Harris also maintains a portfolio of marketable equity securities available for sale. These investments result from the retained interest in sold or spun-off businesses and the investment into start-up companies that have technology or products that are of interest to Harris. The fair market value of these securities at June 29, 2001, was $146.8 million, compared to $432.5 million at June 30, 2000. This decrease was primarily due to the sale of some of these investments in fiscal 2001 and a decrease in these securities’ quoted market prices. The corresponding unrealized gain is included as a component of shareholders’ equity. These investments have historically had higher volatility than most market indices. A 10 percent adverse change in the quoted market price of marketable equity securities would have an impact of approximately $14.7 million on the fair market value of these securities.

      Harris utilizes option contracts in the form of cashless collars to hedge anticipated cash flows from the sale of marketable securities. Contracts are generally for one year or less. At June 29, 2001, Harris had open option contracts for 850,000 shares of Intersil Holding Corporation stock at a weighted average strike price of $32.35, which were classified as cash flow hedges. All of these derivatives were recorded at their fair value on the balance sheet as of June 29, 2001, in accordance with FAS 133. Factors that could impact the effectiveness of Harris’ hedging programs include accuracy of cash flow estimates, volatility of security markets, and the cost and availability of hedging instruments. A 10 percent adverse change in quoted market price of marketable equity securities would have an impact of approximately $3 million on the fair value of such instruments.

      Harris utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposure to changes in interest rates. Harris does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2002, although there can be no assurances that interest rates will not significantly change.

Environmental Matters

      Harris is actively engaged in complying with environmental protection laws. In addition to ongoing internal compliance programs, an estimated $0.1 million was spent on environmental capital projects in fiscal 2001 and 2000. Harris estimates that it will authorize $0.1 million in 2002 for environmental-related capital projects. Under the Superfund Act or similar state environmental laws, Harris also has potential liability at various waste sites designated for clean-up. Harris is named as a potentially responsible party at twelve such sites where future liabilities could exist. These sites include two Harris-owned sites, five sites associated with former Harris locations, and five non-Harris owned treatment or disposal sites, allegedly containing hazardous substances attributable to Harris from past operations. Harris routinely assesses its contingencies, obligations, and commitments to clean up and monitor sites in light of in-depth studies, analysis by environmental experts, and legal reviews. At the two Harris owned-sites and four sites associated with former Harris locations, Harris is involved primarily in monitoring and remediation programs that have been implemented in cooperation with various environmental agencies. At the other sites, Harris is involved as one of numerous potentially responsible parties (PRPs). In ascertaining environmental exposures, management must assess the extent of contamination, the nature of remedial actions, continually evolving governmental standards, and the number, participation level, and financial viability of other PRPs and other similar variables. Based upon internal and third-party studies, as well as the remediation and monitoring expense history at the two Harris-owned sites and five sites associated with former Harris locations, the number and solvency of PRPs at the other sites and an assessment of other relevant factors, Harris has estimated that its discounted liability under the Superfund Act and other environmental statutes and regulations for identified sites, using a 7.5 percent discount rate, is approximately $5.9 million. Harris has accrued these discounted liabilities. The expected aggregate undiscounted amount that will be incurred over the next 20 to 25 years (depending on the number of years for each site) is approximately $9.9 million. The expected payments for the next five years are: 2002 — $0.9 million; 2003 — $1.0 million; 2004 — $1.3 million; 2005 — $0.4 million; 2006 — $0.4 million; and the aggregate amount thereafter is approximately $5.9 million.

Outlook

      Harris is encouraged by its performance during difficult market conditions for many technology and communication companies. Harris has leadership positions in broadcast, microwave, and tactical radio systems that have allowed Harris to outperform many peer companies in the commercial market, and Harris has a growing government business that provides good market balance. The repositioning actions and strategies implemented over the past two years have helped Harris grow profitably under difficult market conditions and are expected to further drive operating leverage when economic conditions improve. In addition, we are planning further cost reduction actions in our Microwave Communications business to improve margins and to better position the business for the expected resumption in market growth.

Forward-Looking Statements

      This report contains forward-looking statements that reflect management’s current expectations, assumptions, and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements may be identified by their use of forward-looking terminology, such as “believes”, “expects”, “may”, “should”, “would”, “will”, “intends”, “plans”, “estimates”, “anticipates”, and similar words. Harris cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those matters expressed in or implied by such forward-looking statements. Harris’ consolidated results and the forward-looking statements could be affected by many factors, including:

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

      The information required by this Item, with respect to directors of Harris, is incorporated herein by reference to the discussion under the headings Proposal 1: Election of Directors — Term Expiring In 2004 and Current Directors Not Up For Election in the Harris’ Proxy Statement for the Annual Meeting of Shareholders to be held on October 26, 2001, which proxy statement is expected to be filed within 120 days after the end of Harris’ 2001 fiscal year. Certain information regarding executive officers of Harris is included in Part I hereof in accordance with General Instruction G(3) of Form 10-K. Reference is also made to the information relating to Section 16(a) compliance which is presented under the heading Section 16(a) Beneficial Ownership Reporting Compliance in Harris’ Proxy Statement for the Annual Meeting of Shareholders to be held on October 26, 2001, which information is incorporated herein by reference.

ITEM  11.  EXECUTIVE COMPENSATION.

      The information required by this Item, with respect to compensation of directors and executive officers of Harris, is incorporated herein by reference to Harris’ Proxy Statement for the Annual Meeting of Shareholders to be held on October 26, 2001, which proxy statement is expected to be filed within 120 days after the end of Harris’ 2001 fiscal year.

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by this Item, with respect to security ownership of certain beneficial owners and management of Harris, is incorporated herein by reference to the discussion under the headings Our Largest Shareholders and Shares Held By Directors and Executive Officers in Harris’ Proxy Statement for the Annual Meeting of Shareholders to be held on October 26, 2001, which proxy statement is expected to be filed within 120 days after the end of Harris’ 2001 fiscal year.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      During the fiscal year ended June 29, 2001, there existed no relationships and there were no transactions reportable under this Item.

PART  IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a)  The following documents are filed as a part of this report:

      All other schedules are omitted because they are not applicable, the amounts are not significant or the required information is shown in the financial statements or the notes thereto.

           (3)  Exhibits:

(3)(i) Restated Certificate of Incorporation of Harris Corporation (1995), incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996.

(3)(ii) By-Laws of Harris Corporation as in effect December 3, 1999, incorporated herein by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 1999.

(3)(iii) Amendment to By-Laws of Harris Corporation adopted on June 23, 2000, incorporated herein by reference to Exhibit (3)(iii) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

(4)(a) Specimen stock certificate for the Company’s Common Stock, incorporated herein by reference to Exhibit 4(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 1997.

(4)(b) Stockholder Protection Rights Agreement, between the Company and Mellon Investor Services, LLC (formerly ChaseMellon Shareholder Services, L.L.C.) as Rights Agent, dated as of December 6, 1996, incorporated herein by reference to Exhibit 1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 1996.

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

(10) Material Contracts:

*(10)(a) Form of Senior Executive Severance Agreement, incorporated herein by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

*(10)(b) Harris Corporation Annual Incentive Plan (amended as of June 28, 1996), incorporated herein by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

*(10)(c)(i) Harris Corporation Stock Incentive Plan (amended as of August 23, 1997), incorporated herein by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 1997.

(ii) Stock Option Agreement Terms and Conditions (as of 8/22/97) and Harris Corporation Executive Performance Share Award Agreement for grants under the Harris Corporation Stock Incentive Plan, incorporated herein by reference to Exhibit 10(v) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1997.

(iii) Form of Outside Directors’ Stock Option Agreement (as of 10/24/97) for grants under the Harris Corporation Stock Incentive Plan, incorporated herein by reference to Exhibit 10(c)(iii) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 1998.

(iv) Stock Option Agreement Terms and Conditions (as of 8/25/00) for grants under the Harris Corporation Stock Incentive Plan, incorporated herein by reference to Exhibit (10)(i) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2000.

(10)(d)(i) Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 4(b) to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-49006, filed with Securities and Exchange Commission on October 31, 2000.

(ii) Stock Option Agreement Terms and Conditions (as of 10/27/2000) for grants under the Harris Corporation 2000 Stock Incentive Plan.

(iii) Form of Outside Director Stock Option Agreement (as of 10/27/2000) for grants under the Harris Corporation 2000 Stock Incentive Plan.

*(10)(e)(i) Harris Corporation Retirement Plan (amended and restated effective June 23, 2000), incorporated herein by reference to Exhibit 10(d)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

(ii) Amendment Number One to the Harris Corporation Retirement Plan.

*(10)(f)(i) Harris Corporation Supplemental Executive Retirement Plan (amended and restated effective January 1, 1998), incorporated herein by reference to Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 1998.

(ii) Amendment No. 1 to Supplemental Executive Retirement Plan.

*(10)(g)(i) Directors Retirement Plan, incorporated herein by reference to Exhibit 10(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

(ii) Amendment to Director’s Retirement Plan, incorporated herein by reference to Exhibit 10(ii) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1997.

*(10)(h)(i) Harris Corporation 1997 Directors’ Deferred Compensation and Annual Stock Unit Award Plan (amended and restated effective October 24, 1997), incorporated herein by reference to Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1997.

(ii) Amendment No. 1 to Harris Corporation 1997 Directors’ Deferred Compensation and Annual Stock Unit Award Plan, incorporated herein by reference to Exhibit 10(iii) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 1998.

(10)(i)(i) Credit Agreement (3-Year), dated as of May 10, 2001, among Harris Corporation, as Borrower, SunTrust Bank, as Administrative Agent and L/ C Issuer, Bank of America, N.A., as Syndication Agent and the other lenders party thereto.

(ii) Credit Agreement (364-Day), dated as of May 10, 2001, among Harris Corporation, as Borrower, SunTrust Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and the other lenders party thereto.

*(10)(j) Form of Director and Executive Officer Indemnification Agreement, incorporated herein by reference to Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 1998.

(10)(k) Amended and Restated Master Transaction Agreement, made as of June 2, 1999 among the Company, Intersil Holding Corporation and Intersil Corporation, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 1999.

(10)(l)(i) Agreement and Plan of Distribution, dated as of October 22, 1999, by and between Harris Corporation and Lanier Worldwide, Inc., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 1999.

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

(21) Subsidiaries of the Registrant.

(23)(a) Consent of Ernst & Young LLP.

                  (b)  Consent of KPMG LLP.

(99) Independent Auditor’s Report of KPMG LLP.

      (b)  Reports on Form 8-K.

The Company filed with the Commission a Current Report on Form 8-K on May 9, 2001 relating to the announcement it had entered into a definitive agreement to sell its minority membership interest in GE-Harris Railway Electronics LLC to General Electric Company.

*Management contract or compensatory plan or arrangement.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRIS CORPORATION
(Registrant)

Dated:  August 25, 2001

By	/s/ BRYAN R. ROUB

Bryan R. Roub
Senior Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILLIP W. FARMER Phillip W. Farmer	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 25, 2001
/s/ BRYAN R. ROUB Bryan R. Roub	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 25, 2001
/s/ JAMES L. CHRISTIE James L. Christie	Vice President – Controller (Principal Accounting Officer)	August 25, 2001
/s/ THOMAS A. DATTILO Thomas A. Dattilo	Director	August 25, 2001
/s/ ALFRED C. DECRANE, JR. Alfred C. DeCrane, Jr.	Director	August 25, 2001
/s/ RALPH D. DENUNZIO Ralph D. DeNunzio	Director	August 25, 2001
/s/ JOSEPH L. DIONNE Joseph L. Dionne	Director	August 25, 2001
/s/ JOHN T. HARTLEY John T. Hartley	Director	August 25, 2001
/s/ KAREN KATEN Karen Katen	Director	August 25, 2001
/s/ STEPHEN P. KAUFMAN Stephen P. Kaufman	Director	August 25, 2001
/s/ GREGORY T. SWIENTON Gregory T. Swienton	Director	August 25, 2001
/s/ ALEXANDER B. TROWBRIDGE Alexander B. Trowbridge	Director	August 25, 2001

ANNUAL REPORT ON FORM 10-K

Item 8

Financial Statements and Supplementary Data

Fiscal Year Ended June 29, 2001

HARRIS CORPORATION

MELBOURNE, FLORIDA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Harris Directors and Shareholders:

      We have audited the accompanying consolidated balance sheets of Harris Corporation and its subsidiaries as of June 29, 2001 and June 30, 2000 and the related consolidated statements of income, cash flows, and comprehensive income and shareholders’ equity for each of the three fiscal years in the period ended June 29, 2001. Our audits also include the financial statement schedule listed in the index Item 14(a). These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of GE-Harris Railway Electronics, LLC and subsidiaries (a company in which the Corporation had a 49% interest) have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements for the year ended July 2, 1999, relates to data included for GE-Harris Railway Electronics, LLC and subsidiaries, it is based solely on their report.

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

      In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harris Corporation and subsidiaries at June 29, 2001 and June 30, 2000, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended June 29, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statement taken as a whole, presents fairly in all material respects the information set forth herein.

/s/     ERNST & YOUNG LLP

Orlando, Florida

July 25, 2001

CONSOLIDATED STATEMENT OF INCOME

	Fiscal Years Ended

	2001	2000	1999

	(In millions except
	per share amounts)

Revenue

Revenue from product sales and services	$1,955.1	$1,807.4	$1,743.5

Costs and Expenses

Cost of product sales and services	1,431.1	1,352.6	1,278.3

Engineering, selling and administrative expenses	414.4	404.5	380.0

Amortization of goodwill	22.2	10.5	4.3

Restructuring expenses	—	41.0	5.1

Purchased in-process research and development	73.5	10.7	—

Special charge for litigation costs	—	—	20.6

Other income (net)	(80.0)	(48.2)	(19.3)

	1,861.2	1,771.1	1,669.0

Operating income	93.9	36.3	74.5

Interest income	13.3	27.4	13.3

Interest expense	(34.8)	(25.2)	(9.8)

Income from continuing operations before income taxes	72.4	38.5	78.0

Income taxes	51.0	13.5	28.1

Income from continuing operations before extraordinary item	21.4	25.0	49.9

Discontinued operations net of income taxes	—	(7.0)	12.4

Income before extraordinary item	21.4	18.0	62.3

Extraordinary loss from early retirement of debt net of income taxes	—	—	(9.2)

Net income	$21.4	$18.0	$53.1

Net Income Per Common Share

Basic:

Continuing operations	$.32	$.34	$.63

Discontinued operations	—	(.09)	.16

Extraordinary item	—	—	(.12)

	$.32	$.25	$.67

Diluted:

Continuing operations	$.32	$.34	$.63

Discontinued operations	—	(.09)	.16

Extraordinary item	—	—	(.12)

	$.32	$.25	$.67

See Notes to Financial Statements

CONSOLIDATED BALANCE SHEET

	June 29,	June 30,
	2001	2000

	(In millions)

Assets
Current Assets

Cash and cash equivalents	$103.0	$378.2

Marketable securities	146.8	432.5

Receivables	451.6	466.5

Unbilled costs and accrued earnings on fixed price contracts	182.6	154.6

Inventories	267.7	197.2

Current deferred income taxes	70.3	—

Total current assets	1,222.0	1,629.0
Other Assets

Plant and equipment	281.9	295.4

Intangibles resulting from acquisitions	215.1	166.2

Non-current notes receivable	36.9	8.7

Non-current deferred income taxes	19.5	—

Other assets	184.5	227.6

	737.9	697.9

	$1,959.9	$2,326.9

Liabilities and Shareholders’ Equity
Current Liabilities

Short-term debt	$33.2	$75.6

Accounts payable	125.5	109.5

Compensation and benefits	110.5	86.3

Other accrued items	103.8	148.0

Advance payments and unearned income	74.3	73.7

Income taxes	11.2	15.5

Current deferred income taxes	—	14.5

Current portion of long-term debt	1.8	32.8

Total current liabilities	460.3	555.9
Other Liabilities

Non-current deferred income taxes	—	14.1

Long-term debt	384.4	382.6
Shareholders’ Equity

Preferred Stock, without par value; 1,000,000 shares authorized; none issued	—	—

Common Stock, $1.00 par value; 250,000,000 shares authorized; issued and outstanding 65,845,902 shares at June 29, 2001 and 68,957,761 shares at June 30, 2000	65.8	69.0

Other capital	214.0	228.4

Retained earnings	802.3	864.1

Unearned compensation	(4.5)	(3.2)

Accumulated other comprehensive income	37.6	216.0

Total shareholders’ equity	1,115.2	1,374.3

	$1,959.9	$2,326.9

See Notes to Financial Statements

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Years Ended

	2001	2000	1999

	(In millions)

Operating Activities

Income from continuing operations	$21.4	$25.0	$49.9

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	79.7	68.6	63.5

Non-current deferred income tax	(8.6)	(33.2)	(0.1)

Extraordinary loss	—	—	(9.2)

Purchased in-process research & development	73.5	10.7	—

Gain on the sale of securities available for sale	(82.4)	(49.6)	(9.6)

Gain on the sale of GE-Harris Railway Electronics, LLC	(33.4)	—	—

Income (loss) from discontinued operations-net of items not affecting cash	—	(41.6)	184.7

(Increase) decrease in:

Accounts and notes receivable	(12.2)	41.4	(55.1)

Unbilled costs and inventories	(102.0)	52.6	87.0

Increase (decrease) in:

Accounts payable and accrued expenses	0.8	(38.8)	5.4

Advance payments and unearned income	(0.4)	(20.7)	(18.0)

Income taxes	8.7	(0.7)	(67.8)

Other	27.6	31.0	31.4

Net cash provided by (used in) operating activities	(27.3)	44.7	262.1

Investing Activities

Cash paid for acquired businesses	(147.6)	(123.9)	(35.7)

Additions of plant and equipment	(55.2)	(81.3)	(60.4)

Cash paid for strategic investments	(34.2)	(31.5)	(19.4)

Proceeds from the sale of securities available for sale	127.4	52.6	9.9

Proceeds from the sale of GE-Harris Railway Electronics, LLC	50.0	—	—

Net assets of discontinued operations	—	1,038.2	69.1

Net cash provided by (used in) investing activities	(59.6)	854.1	(36.5)

Financing Activities

Proceeds from borrowings	8,689.2	8,215.4	9,301.4

Payment of borrowings	(8,772.9)	(8,563.3)	(9,457.9)

Proceeds from sale of Common Stock	1.9	2.6	4.4

Purchase of Common Stock for treasury	(92.2)	(232.8)	(15.7)

Cash dividends	(13.3)	(29.9)	(76.5)

Net cash used in financing activities	(187.3)	(608.0)	(244.3)

Effect of exchange rate changes on cash and cash equivalents	(1.0)	1.7	2.9

Net increase (decrease) in cash and cash equivalents	(275.2)	292.5	(15.8)

Cash and cash equivalents at beginning of year	378.2	85.7	101.5

Cash and cash equivalents at end of year	$103.0	$378.2	$85.7

See Notes to Financial Statements

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME AND SHAREHOLDERS’ EQUITY

					Accumulated Other Comprehensive
					Income (Loss)

					Net Unrealized Gain (Loss) from

	Common	Other	Retained	Unearned	Marketable	Hedging	Currency
	Stock	Capital	Earnings	Comp.	Securities	Derivatives	Translation	Total

	(In millions)

Balance at July 3, 1998	$80.0	$271.3	$1,282.8	$(3.2)	$16.3	$—	$(9.8)	$1,637.4

Net income	—	—	53.1	—	—	—	—	53.1

Foreign currency translation	—	—	—	—	—	—	(1.9)	(1.9)

Net unrealized loss on securities net of income taxes of $(5.3)	—	—	—	—	(9.0)	—	—	(9.0)

Comprehensive income								42.2

Shares issued under Stock Option Plan (100,945 shares)	0.1	2.5	—	—	—	—	—	2.6

Shares granted under Stock Incentive Plans (67,400 shares)	0.1	2.2	—	(2.3)	—	—	—	—

Compensation expense	—	—	—	(0.2)	—	—	—	(0.2)

Termination and award of shares granted under Stock Incentive Plans(153,738 shares)	(0.2)	(3.6)	—	1.7	—	—	—	(2.1)

Shares sold under Employee Stock Purchase Plans (53,962 shares)	0.1	1.7	—	—	—		—	1.8

Purchase and retirement of Common Stock for Treasury (430,200 shares)	(0.4)	(2.6)	(12.7)	—	—	—	—	(15.7)

Cash dividends ($.96 per share)	—	—	(76.5)	—	—	—	—	(76.5)

Balance at July 2, 1999	79.7	271.5	1,246.7	(4.0)	7.3	—	(11.7)	1,589.5

Net income	—	—	18.0	—	—	—	—	18.0

Foreign currency translation	—	—	—	—	—	—	(4.8)	(4.8)

Net unrealized gain on securities net of income taxes of $132.3	—	—	—	—	225.2	—	—	225.2

Comprehensive income								238.4

Shares issued under Stock Option Plan (74,392 shares)	0.1	1.9	—	—	—	—	—	2.0

Shares granted under Stock Incentive Plans(63,500 shares)	0.1	1.6	—	(1.7)	—	—	—	—

Compensation expense	—	—	—	(3.6)	—	—	—	(3.6)

Termination and award of shares granted under Stock Incentive Plans (202,768 shares)	(0.2)	(7.2)	—	6.1	—	—	—	(1.3)

Shares sold under Employee Stock Purchase Plans (23,653 shares)	—	0.7	—	—	—	—	—	0.7

Purchase and retirement of Common Stock for Treasury (10,652,100 shares)	(10.7)	(40.1)	(182.0)	—	—	—	—	(232.8)

Cash dividends ($.39 per share)	—	—	(29.9)	—	—		—	(29.9)

Non-cash dividends related to the spin-off of Lanier Worldwide	—	—	(188.7)	—	—	—	—	(188.7)

Balance at June 30, 2000	69.0	228.4	864.1	(3.2)	232.5	—	(16.5)	1,374.3

Net income	—	—	21.4	—	—	—	—	21.4

Foreign currency translation	—	—	—	—	—	—	(12.0)	(12.0)

Net unrealized loss on hedging derivatives net of income taxes of $(0.6)	—	—	—	—	—	(1.0)	—	(1.0)

Net unrealized loss on securities net of income taxes of $(97.1)	—	—	—	—	(165.4)	—	—	(165.4)

Comprehensive loss								(157.0)

Shares issued under Stock Option Plan (80,245 shares)	0.1	1.9	—	—	—	—	—	2.0

Shares granted under Stock Incentive Plans (57,500 shares)	—	1.6	—	(1.6)	—	—	—	—

Compensation expense	—	—	—	1.1	—	—	—	1.1

Options granted in connection with the WavTrace acquisition (179,900 shares)	—	4.9	—	(3.7)	—	—	—	1.2

Termination and award of shares granted under Stock Incentive Plans (73,803 shares)	(0.1)	(3.7)	—	2.9	—	—	—	(0.9)

Purchase and retirement of Common Stock for Treasury (3,175,800 shares)	(3.2)	(19.1)	(69.9)	—	—	—	—	(92.2)

Cash dividends ($.20 per share)	—	—	(13.3)	—	—	—	—	(13.3)

Balance at June 29, 2001	$65.8	$214.0	$802.3	$(4.5)	$67.1	$(1.0)	$(28.5)	$1,115.2

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

      Fiscal Year — Harris’ fiscal year ends on the Friday nearest June 30. Fiscal Years 2001, 2000, and 1999 include 52 weeks.

      Cash Equivalents — Cash equivalents are temporary cash investments with a maturity of three months or less when purchased. These investments include accrued interest and are carried at the lower of cost or market.

      Marketable Securities — Marketable equity securities are stated at fair value, with unrealized gains and losses, net of tax, included as a separate component of shareholders’ equity. Realized gains and losses from marketable securities are determined using the specific identification method. The cost basis of marketable securities was $40.3 million at June 29, 2001, and $63.5 million at June 30, 2000. The proceeds from the sale of marketable securities were $127.4 million in fiscal 2001, $52.6 million in fiscal 2000, and $9.9 million in fiscal 1999. The amount of realized gains included in “Other income (net)” was $82.4 million in fiscal 2001, $49.6 million in fiscal 2000, and $9.6 million in fiscal 1999. Included in these realized gains were write-downs for other than temporary decreases in the market value of $20.1 million in fiscal 2001.

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

      Intangibles — Intangibles resulting from acquisitions are being amortized by the straight-line method principally over 8 to 15 years. Recoverability of intangibles is assessed using estimated undiscounted cash flows of related operations. Intangibles that are not expected to be recovered through future undiscounted cash flows are charged to expense when identified. Amounts charged to expense are amounts in excess of the fair value of the intangible asset. Fair value is determined as the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

      Income Taxes — Harris follows the liability method of accounting for income taxes.

      Revenue Recognition — Revenue is recognized from sales other than long-term contracts when a product is delivered, from rentals as they accrue and from services when performed. Unearned income on service contracts is amortized by the straight-line method over the term of the contracts. If uncertainty exists about customer acceptance after the delivery of a product or performance of a service, revenues are not recognized until acceptance occurs. Further, if an arrangement other than long-term contracts requires the delivery or performance of multiple deliverables, or “elements,” the delivery of an individual element is considered not to have occurred if there are undelivered elements that are essential to the functionality of the delivered element.

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

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

      Royalty income is included as a component of “Other income (net)” on the consolidated statement of income and is recognized on the basis of terms specified in contractual agreements.

      Shipping and handling fees billed to customers are classified on the consolidated statement of income as “Revenue from product sales and services” and the associated costs are classified in “Cost of product sales and services.”

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

      Harris is named as a potentially responsible party at twelve sites where future liabilities could exist. These sites include two Harris-owned sites, five sites associated with former Harris locations, and five non-Harris owned treatment or disposal sites, allegedly containing hazardous substances attributable to Harris from past operations. Based on an assessment of relevant factors, Harris has estimated that its discounted liability under the Superfund Act and other environmental statutes and regulations for identified sites, using a 7.5 percent discount rate, is approximately $5.9 million. This liability is accrued in the June 29, 2001 consolidated balance sheet. The expected aggregate undiscounted amount that will be incurred over the next 20 to 25 years (depending on the number of years for each site) is approximately $9.9 million. The expected payments for the next five years are: 2002 — $0.9 million; 2003 — $1.0 million; 2004 — $1.3 million; 2005 — $0.4 million; 2006 — $0.4 million; and the aggregate amount thereafter is approximately $5.9 million.

      Financial Instruments and Risk Management — As part of Harris’ risk management program, Harris uses a combination of foreign currency call options, foreign currency forward contracts, and option contracts in the form of cashless collars for marketable securities to hedge against risks associated with anticipated cash flows that are probable of occurring in the future and cash flows that are fixed or firmly committed over the next twelve months. These derivatives have only nominal intrinsic value at the time of purchase. Harris does not hold or issue derivative financial instruments for trading purposes.

      Harris accounts for its instruments used to hedge against the currency risk and market fluctuation risk associated with anticipated or forecasted cash flows that are probable of occurring in the future as cash flow hedges. In accordance with Statement of Financial Accounting Standards No. 133 “— Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”), such financial instruments are marked-to-market using forward prices and fair market value quotes with the offset to other comprehensive income, net of hedge ineffectiveness. The foreign currency call options and forward contracts are subsequently recognized as a component of “Cost of product sales and services” on the consolidated statement of income when the underlying net cash flows are realized. The cashless collars for marketable securities are subsequently recognized as a component of “Other income (net)” on the consolidated statement of income when the underlying net cash flows are realized. Unrealized losses are recorded in “Other accrued items” on the consolidated balance sheet with the offset to other comprehensive income, net of hedge ineffectiveness.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Unrealized gains are recorded as “Other assets” on the consolidated balance sheet with the offset to other comprehensive income, net of hedge ineffectiveness.

      Harris is exposed to credit losses in the event of non-performance by counterparties to these financial instruments, but it does not expect any of the counterparties to fail to meet their obligations. To manage credit risks, Harris selects counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines, and monitors the market position with each counterparty. In the event of the termination of a derivative designated as a hedge, the settlement would be charged to the consolidated income statement as a component of “Other income (net).”

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

ACCOUNTING CHANGES

      Effective July 1, 2000, Harris adopted Statement of Financial Accounting Standards No. 133 — “Accounting for Derivative Instruments and Hedging Activities”. Statement 133 requires Harris to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The adoption of Statement 133 on July 1, 2000 did not have a material impact on results of operations but resulted in the cumulative effect of an accounting change of $0.2 million after tax being recognized as income in other comprehensive income. This comprehensive income was recognized on the consolidated statement of income during fiscal 2001.

      In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 101 summarizes the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. In September 2000, the Emerging Issues Task Force (“EITF”), issued EITF 00-10 “Accounting for Shipping and Handling Fees and Costs.” EITF 00-10 states that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenue. Harris adopted both SAB 101 and EITF 00-10 in the fourth quarter of fiscal 2001 with no material effect on Harris’ operations or financial position.

      In April 2000, the Financial Accounting Standards Board (“FASB”), issued FASB Interpretation No. 44 (“FIN No. 44”), “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25.” Among other issues, this interpretation clarifies the definition of employees for purposes of applying Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. Harris adopted FIN No. 44 as of July 1, 2000. The adoption did not have a material effect on Harris’ operations or financial position.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, “Business Combinations” (“Statement 141”), and No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”). These Statements significantly change the accounting for business combinations, goodwill, and intangible assets. Statement 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001 (i.e., fiscal 2003 for Harris). Early adoption is permitted for companies with fiscal years beginning after March 15, 2001, provided that their first quarter financial statements have not been issued.

      Harris will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the nonamortization provisions of Statement 142 is expected to result in an increase in net income of $15.6 million ($0.24 per diluted share) per year. During fiscal 2002, Harris will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of July 1, 2001, and has not yet determined what the effect of these tests will be on Harris’ operations or financial position.

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

      In addition to acquiring a 10 percent equity interest in Intersil Holding Corporation for which Harris paid $9 million, Harris received cash of $520 million, a promissory note of $90 million and Intersil Corporation assumed certain liabilities. Harris also retained receivables and patent rights. Harris recorded an after-tax loss of $76 million for the disposal of its entire semiconductor business including the portion sold to Intersil Corporation. Intersil Holding Corporation undertook an initial public offering (IPO) in February of 2000. At that time, the promissory note mentioned above was paid as was the accrued interest. Harris has sold portions of its holdings in Intersil.

      On October 22, 1999, Harris announced that its Board of Directors formally approved the spin-off of its Lanier Worldwide, Inc. subsidiary as an independent publicly traded company. The Board declared a dividend of one share of Lanier common stock for each share of Harris Common Stock to Harris shareholders of record on November 1, 1999. The distribution of the dividend was completed on November 5, 1999. Harris retained approximately 10 percent of the outstanding shares of Lanier all of which shares were sold in fiscal 2001.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Summarized financial information for the discontinued operations follows:

	2000	1999

	(In millions)

Net revenues	$512.1	$2,032.4

Income before income taxes	$8.2	$133.1

Income taxes	3.0	43.7

Income from discontinued operations	5.2	89.4

Provision for disposal of discontinued operations after income tax benefits of $6.1 million in fiscal 2000 and $5.8 million in fiscal 1999	(12.2)	(77.0)

Discontinued operations net of income taxes	$(7.0)	$12.4

      The income from discontinued operations includes an allocation of interest expense of $16.5 million in fiscal 2000 and $74.1 million in fiscal 1999. This allocation is based on the assigned debt balances of the discontinued operations.

RESTRUCTURING

      In fiscal 1999, Harris recorded a $5.1 million charge ($3.3 million after income taxes) for severance costs associated with the restructuring of its operations. Restructuring actions included a work force reduction of approximately 606 employees. All of these employees were terminated by June 30, 2000.

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

      In June of 2000, Harris sold the core switch business to Teltronics, Inc. and in August of 2000, Harris sold the alarm management product line. Harris also sold the international activities of these product lines during fiscal 2001. Estimated discounted cash flows were used in determining the fair value of assets and liabilities in recording the restructuring charge.

      Harris completed the payment of all severance benefits during the second quarter of fiscal 2001. No further cash outlays from these restructuring actions are expected.

      Sales from these product lines were none in fiscal 2001, $73.5 million in fiscal 2000, and $126.6 million in fiscal 1999. Operating losses from these product lines were none in fiscal 2001, $18.9 million in fiscal 2000, and $3.6 million in fiscal 1999.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The components and use of restructuring reserves are summarized below:

		Use of Reserve
	Original			Reserve Balance
	Reserve	Cash	Non-Cash	at June 29, 2001

	(In millions)

Fiscal 1999:

Severance benefits	$5.1	$5.1	$—	$—

Fiscal 2000:

Severance benefits	$4.7	$4.7	—	$—

Capitalized software write-offs	14.1	—	$14.1	—

Intangible asset write-offs	4.4	—	4.4	—

Equipment write-downs	6.2	—	6.2	—

Other exit costs	11.6	5.5	6.1	—

	$41.0	$10.2	$30.8	$—

BUSINESS COMBINATIONS

      In August 2000, Harris purchased WavTrace, Inc. (“WavTrace”), a developer of broadband wireless access systems for high speed wireless access to the Internet and other data, voice, and video services. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations of WavTrace have been included in Harris’ consolidated income statement since the date of acquisition. Prior to the acquisition, Harris owned slightly less than 20 percent of WavTrace. The purchase price for the remaining approximately 80 percent is valued at $144.0 million. The purchase price is calculated as follows:

(In millions)

Cash consideration paid to former WavTrace shareholders	$125.9

Acquisition costs	2.6

Unvested WavTrace options converted to Harris options	1.2

Assumed liabilities	16.7

Less cash acquired	(2.4)

$144.0

      The amount of consideration to the former shareholders and option holders of WavTrace was determined by arm’s-length negotiation between the parties and was paid out of interest-bearing cash and cash equivalents. The amount allocated to purchased in-process research and development on the WavTrace acquisition was $73.5 million. The purchased in-process research and development expenses were determined through established valuation techniques in the technology communications industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the products from the acquired company to technological feasibility are not expected to have a material impact on the Harris’ future results of operations or cash flows. The WavTrace acquisition resulted in goodwill of $49.6 million and other intangible assets of $1.3 million. These items are being amortized on a straight-line basis over periods between four and eight years.

      In May 2001, Harris purchased Exigent International, Inc. (“Exigent”), a software and service provider for satellite command and control, telecommunications, and information technology, primarily for government markets. This acquisition has been accounted for under the purchase method of accounting and, accordingly,

NOTES TO FINANCIAL STATEMENTS — (Continued)

the results of operations of Exigent have been included in Harris’ consolidated income statement since the date of acquisition. The purchase price of Exigent was $34.7 million, which is calculated as follows:

(In millions)

Cash consideration paid to former Exigent shareholders	$23.0

Acquisition costs	0.6

Assumed liabilities	12.5

Less cash acquired	(1.4)

$34.7

      The amount of consideration to the former shareholders and option holders of Exigent was determined by arm’s-length negotiation between the parties and was paid out of interest-bearing cash and cash equivalents. The Exigent acquisition resulted in goodwill of $18.1 million and other intangible assets of $2.9 million. These items are being amortized on a straight-line basis over periods between five and fifteen years. The final determination and allocation of the purchase price and goodwill has not been completed and the amounts are subject to change. Harris expects to finalize this allocation during the next six months.

      The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if WavTrace and Exigent had been acquired as of the beginning of the periods presented, after including the impact of adjustments such as: amortization of intangibles, decreased interest income from the use of cash and cash equivalents, compensation expense from converted options, and the related income tax effects.

	2001	2000	1999

	(In millions, except per share
	amounts)

Revenue from product sales and services	$1,987.8	$1,844.6	$1,776.4

Income (loss) from continuing operations and extraordinary item	$9.0	$(13.4)	$19.4

Income (loss) from continuing operations per common share — diluted	$.13	$(.18)	$.24

      The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

      In January 2000, Harris purchased Louth Automation, a leading supplier of advanced automation systems for radio and television broadcasters. Also, on June 30, 2000, Harris purchased the assets of TRT Lucent Technologies’ point-to-point microwave radio business. These acquisitions have been accounted for under the purchase method of accounting and, accordingly, the results of operations of these acquired entities have been included in Harris’ consolidated statement of income since the date of acquisition. Pro forma results of operations have not been presented because the effect of these acquisitions was not material. Harris paid cash in the net amount of approximately $90 million for Louth Automation and $23 million for TRT Lucent Technologies’ point-to-point microwave radio business. The final determination of the Louth Automation purchase price is subject to adjustment. The amount allocated to purchased in-process research and development on the Louth Automation acquisition was $10.7 million. The purchased in-process research and development expenses were determined through established valuation techniques in the technology communications industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the products from the acquired company to technological feasibility are not expected to have a material impact on Harris’ future results of operations or cash flows. The goodwill and purchased intangible assets in the Louth Automation and the TRT Lucent Technologies’ point-to-point microwave radio business acquisitions are amortized on a straight-line basis over periods between 5 and 16 years.

EXTRAORDINARY LOSS

      In June 1999, Harris retired $150.0 million of 10  3/8% debentures due in 2018 and $96.0 million of notes payable to insurance companies due from 1999 to 2001. Debt retirement resulted in an extraordinary loss of $9.2 million ($.12 per share), net of related income taxes of $4.7 million.

NOTES TO FINANCIAL STATEMENTS — (Continued)

JOINT VENTURES

      Harris has investments in joint ventures (less than 50% owned), which are accounted for using the equity method of accounting. Condensed balance sheets as of June 29, 2001 and June 30, 2000, and condensed statements of income for fiscal years 2001, 2000, and 1999 for these joint ventures follows. Harris has adjustments to income related to these investments that are not pushed down to these condensed financial statements. The amount of income (loss) before taxes included in “Other income (net)” related to these joint ventures is $(9.5) million in fiscal 2001, $(7.5) million in fiscal 2000, and $7.5 million in fiscal 1999. In June of 2001 Harris sold its minority interest in the GE-Harris Railway Electronics, LLC joint venture for $50.0 million cash, which resulted in a pretax gain of $33.4 million.

Condensed Balance Sheets of Joint Ventures

	2001	2000

	(In millions)
Assets

Current assets	$73.6	$122.9

Non-current assets	48.5	68.4

	$122.1	$191.3

Liabilities and Shareholders’ Equity

Current liabilities	$86.3	$122.8

Non-current liabilities	35.2	7.6

Shareholders’ equity	0.6	60.9

	$122.1	$191.3

Condensed Statements of Income of Joint Ventures

	2001	2000	1999

	(In millions)

Revenue	$100.9	$252.4	$212.2

Costs and expenses	117.4	256.7	195.6

Income (loss) before income taxes	(16.5)	(4.3)	16.6

Income taxes	0.5	4.6	4.7

Net income (loss)	$(17.0)	$(8.9)	$11.9

RECEIVABLES

      Receivables are summarized below:

	2001	2000

	(In millions)

Accounts receivable	$443.5	$479.5

Notes receivable due within one year — net	31.0	17.7

	474.5	497.2

Less allowances for collection losses	22.9	30.7

	$451.6	$466.5

INVENTORIES AND UNBILLED COSTS

      Inventories are summarized below:

	2001	2000

	(In millions)

Finished products	$52.9	$39.4

Work in process	25.8	27.3

Raw materials and supplies	189.0	130.5

	$267.7	$197.2

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $193.8 million at June 29, 2001 and $180.0 million at June 30, 2000.

PLANT AND EQUIPMENT

      Plant and equipment are summarized below:

	2001	2000

	(In millions)

Land	$12.3	$11.5

Buildings	273.1	264.7

Machinery and equipment	566.4	556.1

	851.8	832.3

Less allowances for depreciation	569.9	536.9

	$281.9	$295.4

INTANGIBLES

      Accumulated amortization of intangible assets was $52.3 million at June 29, 2001 and $52.1 million at June 30, 2000.

CREDIT ARRANGEMENTS

      Harris has available syndicated credit facilities with various banks that provide for borrowings up to $400 million. The credit facilities consist of a 3-Year Credit Agreement, which expires in May of 2004, and a 364-Day Credit Agreement that expires in May of 2002. Interest rates on borrowings under these facilities and related fees are determined by a pricing matrix based upon Harris’ long-term debt rating assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. Harris is not required to maintain compensating balances in connection with these agreements. Under these facilities, none was outstanding at June 29, 2001. The covenants included in these facilities include, among others, maintenance of consolidated tangible net worth of not less than $700 million (which amount is subject to increase), maintenance of a debt to earnings ratio, and a limit on total debt to $800 million.

      Harris also has lines of credit for short-term financing aggregating $78.4 million from various U.S. and foreign banks, of which $45.2 million was available on June 29, 2001. These arrangements provide for borrowing at various interest rates, are reviewed annually for renewal, and may be used on such terms as Harris and the banks mutually agree. These lines do not require compensating balances.

SHORT-TERM DEBT

      Short-term debt of $33.2 million at June 29, 2001 and $75.6 million at June 30, 2000 is entirely made up of notes payable to banks in both years. Bank notes with Brazilian banks amounted to $10.0 million at June 29, 2001 with a weighted-average interest rate of 18.9 percent, and $26.0 million at June 30, 2000 with a weighted-average interest rate of 18.1 percent. The weighted-average interest rate for bank notes other than those with Brazilian banks was 4.9 percent at June 29, 2001 and 6.4 percent at June 30, 2000.

LONG-TERM DEBT

      Long-term debt includes the following:

	2001	2000

	(In millions)

Notes payable to banks	$30.5	$30.5

6.35% debentures, due 2028	150.0	150.0

7% debentures, due 2026	100.0	100.0

6.65% debentures, due 2006	100.0	100.0

Other	3.9	2.1

	$384.4	$382.6

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The weighted-average interest rate for notes payable to banks was 6.6 percent at June 29, 2001 and 6.4 percent at June 30, 2000. Maturities of long-term debt for the five years following fiscal 2001 are: $1.8 million in fiscal 2002, $32.4 million in fiscal 2003, $1.1 million in fiscal 2004, $0.5 million in fiscal 2005, and $0.1 million in fiscal 2006.

      In Fiscal 2002, Harris expects to refinance the 6.65% debentures, which are due 2006. The expected refinancing results from the debenture holders’ call option and is not expected to have a material impact on Harris’ results of operations. It is management’s intent to maintain this debt for longer than one year. Thus, this amount has not been classified in current liabilities and remains in long-term debt on the balance sheet.

PREFERRED STOCK PURCHASE RIGHTS

      On December 6, 1996, Harris declared a dividend of one preferred share purchase right for each outstanding share of Common Stock. These rights, which expire on December 6, 2006, are evidenced by Common Stock share certificates and trade with the Common Stock until they become exercisable and entitle the holder to purchase one two-hundredth of a share of Participating Preferred Stock for $125, subject to adjustment. The rights are not exercisable until the earlier of 10 business days (or such later date fixed by the Board) after a party commences a tender or exchange offer to acquire a beneficial interest of at least 15% of Harris’ outstanding Common Stock, or the first date of public announcement by Harris that a person has acquired a beneficial interest of at least 15% of Harris’ outstanding Common Stock, or such later date fixed by the Board of Directors of Harris.

      Upon the first date of public announcement by Harris that a person has acquired a beneficial interest of at least 15% of the Harris’ outstanding Common Stock, or such later date fixed by the Board of Directors of Harris, each right (other than rights beneficially owned by an acquiring person or any affiliate or associate thereof) would entitle the holder to purchase shares of Common Stock of Harris having a market value equal to twice the exercise price of the right. In addition, each right (other than rights beneficially owned by an acquiring person or any affiliate or associate thereof) would entitle the rightholder to exercise the right and receive shares of common stock of the acquiring company, upon a merger or other business combination, having a market value of twice the exercise price of the right.

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

		Weighted
		Average
	Number	Exercise	Option Prices
	of Shares	Price	Per Share

Exercised during:

Fiscal 1999	132,574	$24.17	$7.19 to $35.63

Fiscal 2000	81,097	$24.70	$11.88 to $34.26

Fiscal 2001	83,709	$21.85	$2.63 to $30.91

Granted during fiscal 2001	1,650,860	$23.61	$2.63 to $33.50

Terminations during fiscal 2001	412,911	$27.86	$2.63 to $46.28

Outstanding at June 30, 2000	2,282,541	$29.65	$6.52 to $48.66

Outstanding at June 29, 2001	3,440,736	$27.16	$2.63 to $48.66

Exercisable at June 30, 2000	1,205,283	$31.60	$6.52 to $48.66

Exercisable at June 29, 2001	1,493,718	$30.54	$2.63 to $48.66

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Price ranges of outstanding and exercisable options at June 29, 2001 are summarized below:

	Outstanding Options			Exercisable Options

					Weighted
Range of	Number of	Average Remaining	Weighted Average	Number of	Average
Exercise Prices	Options	Life (years)	Exercise Price	Options	Exercise Price

$ 2.63 — $27.11	1,886,309	8.10	$22.88	518,048	$24.41

$27.85 — $38.11	1,181,211	7.55	$29.89	602,954	$29.90

$38.42 — $48.66	373,216	5.84	$40.09	372,716	$40.10

      Presented below is pro forma information regarding net income and net income per share. It has been determined as if Harris had accounted for stock options using the fair value method of accounting for stock options. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	2001	2000	1999

Expected dividend yield	0.5%	0.5%	2.1%

Expected stock price volatility	36.3%	36.3%	24.5%

Risk-free interest rate	5.8%	6.0%	5.0%

Expected life (years)	4	4	4

      For purposes of pro forma disclosure, the estimated fair value of options is amortized to expense over their three-year vesting period. Under the fair value method, Harris’ net income and net income per share would have been reduced as follows:

	2001	2000	1999

	(In millions, except
	per share amounts)

Net income	$6.6	$5.7	$5.3

Basic net income per share	$.10	$.08	$.07

Diluted net income per share	$.10	$.08	$.07

      Harris has stock incentive plans for directors and employees. Awards under these plans may include the grant of performance shares, restricted stock, stock options, stock appreciation rights or other stock-based awards. Performance shares outstanding under the stock incentive plans were 139,342 at June 29, 2001, 209,716 at June 30, 2000, and 429,869 at July 2, 1999. Shares of Common Stock reserved for future awards under the stock incentive plan were 11,505,987 at June 29, 2001, 3,242,441 at June 30, 2000, and 2,296,417 at July 2, 1999.

      Under Harris’ domestic retirement plan, employees may purchase a limited amount of Harris’ Common Stock at 70 percent of current market value. The discounts from fair market value on Common Stock purchased by employees under the domestic retirement plans are charged to compensation expense in the period of the related purchase. Shares of Common Stock reserved for future purchases by the retirement plan were 2,172,688 at June 29, 2001.

NOTES TO FINANCIAL STATEMENTS — (Continued)

NET INCOME PER SHARE

      Average outstanding shares used in the computation of net income per share are summarized below:

	2001	2000	1999

	(In millions)

Basic:

Weighted average shares outstanding	66.8	73.5	79.9

Contingently issuable shares	(0.2)	(0.3)	(0.5)

	66.6	73.2	79.4

Diluted:

Weighted average shares outstanding	66.8	73.5	79.9

Dilutive stock options	0.4	0.2	0.1

Contingently issuable shares	(0.2)	(0.3)	(0.3)

	67.0	73.4	79.7

RETIREMENT PLANS

      Retirement and defined benefit plans expense from continuing operations amounted to $30.9 million in fiscal 2001, $37.4 million in fiscal 2000, and $43.0 million in fiscal 1999.

RESEARCH AND DEVELOPMENT

      Company-sponsored research and product development costs from continuing operations are expensed as incurred. These costs were $113.8 million in fiscal 2001, $99.9 million in fiscal 2000, and $92.4 million in fiscal 1999.

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

INTEREST EXPENSE

      Total interest from continuing operations was $34.8 million in fiscal 2001, $25.2 million in fiscal 2000, and $9.9 million in fiscal 1999. Interest attributable to funds used to finance major long-term construction projects is capitalized as an additional cost of the related asset. No interest was capitalized in fiscal 2001 and fiscal 2000. Interest capitalized was $0.1 million in fiscal 1999. Interest paid was $35.3 in fiscal 2001, $25.5 million in fiscal 2000, and $14.6 million in fiscal 1999.

LEASE COMMITMENTS

      Total rental expense from continuing operations amounted to $20.9 million in fiscal 2001, $21.7 million in fiscal 2000, and $21.8 million in fiscal 1999. Future minimum rental commitments under leases, primarily for land and buildings, amounted to approximately $69.1 million at June 29, 2001. These commitments for the years following fiscal 2001 are: fiscal 2002 — $17.1 million; fiscal 2003 — $13.2 million; fiscal 2004 — $9.5 million; fiscal 2005 — $8.8 million; fiscal 2006 — $6.7 million; and $13.8 million, thereafter.

NOTES TO FINANCIAL STATEMENTS — (Continued)

INCOME TAXES

      The provisions for income taxes from continuing operations are summarized as follows:

	2001	2000	1999

	(In millions)

Current:

United States	$34.6	$9.7	$38.5

International	4.6	25.4	(3.4)

State and local	3.4	(2.3)	5.0

	42.6	32.8	40.1

Deferred:

United States	3.9	(0.2)	(8.1)

International	5.4	(21.2)	(3.3)

State and local	(0.9)	2.1	(0.6)

	8.4	(19.3)	(12.0)

	$51.0	$13.5	$28.1

      The components of deferred income tax assets (liabilities) are as follows:

	2001		2000

	Current	Non-Current	Current	Non-Current

	(In millions)

Inventory valuations	$17.9	—	$19.2	—

Accruals	79.6	$(24.0)	72.7	$(17.6)

Depreciation	—	(15.1)	—	(17.0)

Domestic tax loss carryforwards	—	22.1	—	—

International tax loss and credit carryforwards	—	17.8	—	8.5

Unrealized gains on securities	(39.4)	—	(136.5)	—

All other — net	12.2	18.7	30.1	12.0

	$70.3	$19.5	$(14.5)	$(14.1)

      A reconciliation of the statutory United States income tax rate to the effective income tax rate follows:

	2001	2000	1999

Statutory U.S. income tax rate	35.0%	35.0%	35.0%

State taxes	2.2	(0.7)	3.6

International income	3.4	(1.7)	—

Tax benefits related to export sales	(2.7)	(7.0)	(4.0)

Nondeductible amortization	4.8	5.1	1.6

Purchased in-process research & development	35.5	—	—

Stock sales	(9.7)	—	—

Other items	1.9	4.3	(0.2)

Effective income tax rate	70.4%	35.0%	36.0%

      United States income taxes have not been provided on $365.4 million of undistributed earnings of international subsidiaries because of Harris’ intention to reinvest these earnings. The determination of unrecognized deferred U.S. tax liability for the undistributed earnings of international subsidiaries is not practicable.

      Tax loss and credit carryforwards have expiration dates ranging between 3 and 20 years.

      Pretax income from continuing operations of international subsidiaries was $4.5 million in fiscal 2001, $1.0 million in fiscal 2000, and $2.7 million in fiscal 1999.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Income taxes paid were $33.7 million in fiscal 2001, $47.4 million in fiscal 2000, and $35.5 million in fiscal 1999.

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

      Sales made to the U.S. government by all segments (primarily the Government Communications segment) as a percent of total revenues from continuing operations were 41.8 percent in fiscal 2001, 40.6 percent in fiscal 2000, and 42.3 percent in fiscal 1999.

      Selected information by business segment and geographical area is summarized below:

	2001	2000	1999

	(In millions)

Total Assets

Government Communications	$413.7	$402.8	$463.5

Commercial Communications	1,100.6	868.0	736.7

Headquarters	445.6	1,056.1	1,758.4

	$1,959.9	$2,326.9	$2,958.6

Capital Expenditures

Government Communications	$25.4	$19.1	$19.5

Commercial Communications	22.8	51.0	35.5

Headquarters	7.0	11.2	5.4

	$55.2	$81.3	$60.4

Depreciation and Amortization

Government Communications	$24.3	$22.9	$20.9

Commercial Communications	46.1	38.4	32.9

Headquarters	9.3	7.3	9.7

	$79.7	$68.6	$63.5

Geographical Information

U.S. operations:

Revenue	$1,609.4	$1,549.8	$1,537.2

Long-lived assets	$652.5	$581.6	$546.7

International operations:

Revenue	$345.7	$257.6	$206.3

Long-lived assets	$85.4	$116.3	$87.3

      Corporate assets consist primarily of cash, marketable securities, plant and equipment, joint ventures, strategic investments, and net assets of discontinued operations.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Export sales were $ 227.1 million in fiscal 2001, $229.7 million in fiscal 2000, and $242.2 million in fiscal 1999. Export sales and net sales of international operations were principally to Europe, Asia, and Latin America.

      Revenue and operating income by segment follows:

Revenue (continuing operations)

Fiscal	Government	Commercial
Year	Communications	Communications	Total

	(In millions)

1997	$996.6	$952.0	$1,948.6

1998	951.1	973.7	1,924.8

1999	813.2	930.3	1,743.5

2000	815.9	991.5	1,807.4

2001	$848.3	$1,106.8	$1,955.1

Operating Income (continuing operations)

				Other
Fiscal	Government	Commercial	Headquarters	Income
Year	Communications	Communications	Expense	(net)(1)	Total

	(In millions)

1997	$84.7	$73.7	$(70.4)	$30.8	$118.8

1998(2)	43.9	60.0	(59.4)	57.6	102.1

1999(3)	52.1	34.1	(31.0)	19.3	74.5

2000(4)	58.1	(33.3)	(36.7)	48.2	36.3

2001(5)	$70.9	$(14.1)	$(42.9)	$80.0	$93.9

(1)	“Other Income (net)” includes equity income, royalties, gains and losses from the sale of securities available for sale, write-downs of securities available for sale, and other investments made in marketing and technology projects.

(2)	Fiscal 1998 results include restructuring expense of $16.1 million, of which $7.8 million is allocated to the Government Communications segment, and $8.3 million is allocated to the Commercial Communications segment.

(3)	Fiscal 1999 Headquarters expense includes restructuring expense of $5.1 million. Commercial Communications segment results include a $20.6 million charge for litigation settlement costs.

(4)	Fiscal 2000 Commercial Communications segment includes restructuring expense of $41.0 million and a write-off of purchased in-process research and development of $10.7 million.

(5)	Fiscal 2001 Commercial Communications segment includes a write-off of purchased in-process research and development of $73.5 million. Other income (net) includes a $33.4 million gain from the sale of Harris’ minority interest in its GE-Harris Railway Electronics, LLC joint venture and a $20.1 million write-down of marketable securities.

NOTES TO FINANCIAL STATEMENTS — (Continued)

QUARTERLY FINANCIAL DATA (UNAUDITED)

      Selected quarterly financial data is summarized below.

	Quarters Ended
					Total
	9-29-00(1)	12-29-00	3-30-01	6-29-01(2)	Year

	(In millions except per share amounts)

Fiscal 2001

Revenue	$460.4	$486.9	$479.3	$528.5	$1,955.1

Gross profit	124.8	124.4	126.7	148.1	524.0

Income (loss) before income taxes	(13.9)	24.6	17.0	44.7	72.4

Net income (loss)	(34.8)	16.0	11.1	29.1	21.4

Per share data:

Basic net income (loss)	(.51)	.24	.17	.44	.32

Diluted net income (loss)	(.51)	.24	.17	.44	.32

Cash dividends	.05	.05	.05	.05	.20

Stock prices — high	37.88	33.25	31.50	32.20

low	24.75	20.75	22.38	20.80

	Quarters Ended
					Total
	10-1-99	12-31-99	3-31-00(3)	6-30-00(4)	Year

	(In millions except per share amounts)

Fiscal 2000

Revenue	$398.8	$441.0	$455.2	$512.4	$1,807.4

Gross profit	99.3	111.8	112.6	131.1	454.8

Income (loss) from continuing operations before income taxes	14.3	21.0	(22.1)	25.3	38.5

Income (loss) from continuing operations	9.3	13.6	(14.3)	16.4	25.0

Discontinued operations	(8.0)	1.0	—	—	(7.0)

Net income (loss)	1.3	14.6	(14.3)	16.4	18.0

Per share (Basic):

Continuing operations	.12	.18	(.21)	.24	.34

Discontinued operations	(.10)	.01	—	—	(.09)

Net income (loss)	.02	.19	(.21)	.24	.25

Per share (Diluted):

Continuing operations	.12	.18	(.21)	.24	.34

Discontinued operations	(.10)	.01	—	—	(.09)

Net income (loss)	.02	.19	(.21)	.24	.25

Cash dividends per share	.24	.05	.05	.05	.39

Stock prices — high	39.69	28.94	39.38	36.75

low	23.63	18.25	23.75	26.63

(1)	Income before taxes includes $73.5 million ($73.5 million after tax) write-off of purchased in-process research and development.

(2)	Income before taxes includes a $33.4 million ($21.7 million after tax) gain from the sale of Harris’ interest in its GE-Harris Railway Electronics, LLC joint venture, and a $20.1 million ($13.1 million after tax) write-down of marketable securities.

(3)	Income from continuing operations includes a $40 million ($26.0 million after tax) restructuring expense and a $10.7 million ($7.0 million after tax) write-off of purchased in-process research and development.

(4)	Income from continuing operations includes a $1.0 million ($0.7 million after tax) restructuring expense.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

HARRIS CORPORATION AND SUBSIDIARIES

(in thousands)

Col. A	Col. B	Col. C		Col. D		Col. E

		Additions

		(1)	(2)
	Balance at	Charged to	Charged to
	Beginning	Costs and	Other Accounts	Deductions—		Balance at
Description	of Period	Expenses	Describe	Describe		End of Period

Year ended June 29, 2001:				$78	(A)
Amounts Deducted From				10,976	(B)
Respective Asset Accounts				(239	)(C)

Allowances for collection losses	$30,675	$3,003	$—	$10,815		$22,863

Year ended June 30, 2000:				$46	(A)
Amounts Deducted From				4,882	(B)
Respective Asset Accounts				(1,082	)(C)

Allowances for collection losses	$21,899	$12,622	$—	$3,846		$30,675

Year ended July 2, 1999:
Amounts Deducted From Respective Asset Accounts

Allowances for collection losses	$18,843	$5,594	$—	$2,538	(B)	$21,899

Note A — Foreign currency translation gains and losses.

Note B — Uncollectible accounts charged off, less recoveries on accounts previously charged off.

Note C — Acquisitions