Form 10-Q
period 2001-09-28
HARRIS CORP /DE/
filed 2001-11-06
CIK 202058

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HARRIS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF INCOME
HARRIS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEET
HARRIS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosure About Market Risk.
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURE
EX-10(I) 2000 Stock Investment Plan
EX-10(II) Executive Performance Share Award Agrmt.
EX-10(III) Retirement Plan
EX-12 Ratio of Earnings to Fixed Charges

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form l0-Q

                                       (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION l3 or l5(d)
OF THE SECURITIES EXCHANGE ACT OF l934

For the quarterly period ended September 28, 2001

or

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

Yes   X         No

The number of shares outstanding of the registrant’s common stock, as of November 5, 2001 was 66,061,771 shares.

HARRIS CORPORATION

FORM 10-Q

For the Quarter Ended September 28, 2001

INDEX

Part I	Financial Information:

	Item 1 — Financial Statements (unaudited):

	Condensed Consolidated Statement of Income for the Quarters ended September 28, 2001 and September 29, 2000	2

	Condensed Consolidated Balance Sheets at September 28, 2001 and June 29, 2001	3

	Condensed Consolidated Statement of Cash Flows for the Quarters ended September 28, 2001 and September 29, 2000	4

	Notes to Condensed Consolidated Financial Statements	5

	Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

	Item 3 — Quantitative and Qualitative Disclosure About Market Risk	14

Part II	Other Information:

	Item 6 — Exhibits and Reports on Form 8-K	15
Signatures Exhibits

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME

(unaudited)

The following information for the quarters ended September 28, 2001 and September 29, 2000 has not been audited by independent accountants, but in the opinion of management reflects all adjustments (consisting only of normal, recurring items) necessary for a fair presentation of the results for the indicated periods. The results of operations for the quarter ended September 28, 2001 are not necessarily indicative of the results for the full fiscal year.

	Quarter Ended

	September 28,	September 29,
	2001	2000

	(In millions, except per share amounts)
Revenue
Revenue from product sales and services	$443.4	$460.4

Costs and Expenses

Cost of product sales and services	330.8	335.6

Engineering, selling and administrative expenses	99.6	100.8

Purchased in-process research and development	—	73.5

Other income (net)	(17.9)	(43.9)

	412.5	466.0

Operating income (loss)	30.9	(5.6)

Interest income	3.2	4.3

Interest expense	(8.2)	(8.1)

Income (loss) before income taxes and goodwill amortization	25.9	(9.4)

Income taxes	8.8	22.5

Income (loss) before goodwill amortization	17.1	(31.9)

Goodwill amortization net of income taxes	—	(2.9)

Net income (loss)	$17.1	$(34.8)

Net income (loss) per common share
Basic:
Before goodwill amortization	$.26	$(.47)

Goodwill amortization	—	(.04)

	$.26	$(.51)

Diluted:
Before goodwill amortization	$.26	$(.47)

Goodwill amortization	—	(.04)

	$.26	$(.51)

Cash dividends paid per common share	$.05	$.05

Average basic shares outstanding	65.7	68.3

Average diluted shares outstanding	66.0	68.3

See Notes to Condensed Consolidated Financial Statements.

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

(In millions)	September 28,	June 29,
	2001	2001
	(unaudited)	(audited)

Assets
Current Assets
Cash and cash equivalents	$92.8	$103.0

Marketable securities	93.4	146.8

Receivables, net	404.0	451.6

Unbilled costs and accrued earnings on fixed price contracts	205.8	182.6

Inventories	263.1	267.7

Current deferred income taxes	91.9	70.3

Total current assets	1,151.0	1,222.0

Other Assets
Plant and equipment, net	276.0	281.9

Goodwill	209.4	215.1

Non-current notes receivable	40.9	36.9

Non-current deferred income taxes	16.4	19.5

Other assets	177.2	184.5

	719.9	737.9

	$1,870.9	$1,959.9

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$0.3	$33.2

Accounts payable	98.2	125.5

Compensation and benefits	92.6	110.5

Other accrued items	100.8	103.8

Advance payments and unearned income	78.3	74.3

Income taxes	16.6	11.2

Current portion of long-term debt	1.6	1.8

Total current liabilities	388.4	460.3

Other Liabilities
Long-term debt	383.7	384.4

Shareholders’ Equity
Preferred Stock, without par value; 1,000,000 shares authorized; none issued	—	—

Common Stock, $1.00 par value; 250,000,000 shares authorized; issued and outstanding 65,979,333 shares at September 28, 2001 and 65,845,902 shares at June 29, 2001	66.0	65.8

Other capital	215.7	214.0

Retained earnings	816.1	802.3

Unearned compensation	(5.0)	(4.5)

Accumulated other comprehensive income	6.0	37.6

Total shareholders’ equity	1,098.8	1,115.2

	$1,870.9	$1,959.9

See Notes to Condensed Consolidated Financial Statements.

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Quarter Ended

(In millions)	September 28,	September 29,
	2001	2000

Operating Activities

Net income (loss)	$17.1	$(34.8)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	13.6	17.4

Non-current deferred income tax	3.1	9.9

Purchased in-process research & development	—	73.5

Gain on the sale of securities available for sale	(16.7)	(52.0)

Gain on the sale of GE Harris Energy Systems, LLC	(10.3)	—

(Increase) decrease in:

Accounts and notes receivable	43.7	(10.4)

Unbilled costs and inventories	(16.3)	(30.4)

Increase (decrease) in:

Accounts payable and accrued expenses	(50.4)	(1.5)

Advance payments and unearned income	3.9	3.1

Income taxes	1.4	10.8

Other	16.4	(16.9)

Net cash provided by (used in) operating activities	5.5	(31.3)

Investing Activities

Cash paid for acquired businesses	(8.6)	(126.1)

Additions of plant and equipment	(9.5)	(13.9)

Cash paid for strategic investments	(2.1)	(1.0)

Proceeds from the sale of securities available for sale	17.5	53.7

Proceeds from the sale of GE Harris Energy Systems, LLC	23.0	—

Net cash provided by (used in) investing activities	20.3	(87.3)

Financing Activities

Decrease in debt	(33.8)	(47.6)

Proceeds from sale of Common Stock	0.8	1.1

Purchase of Common Stock for treasury	—	(51.6)

Cash dividends	(3.3)	(3.4)

Net cash used in financing activities	(36.3)	(101.5)

Effect of exchange rate changes on cash and cash equivalents	0.3	(0.6)

Net decrease in cash and cash equivalents	(10.2)	(220.7)

Cash and cash equivalents at beginning of quarter	103.0	378.2

Cash and cash equivalents at end of quarter	$92.8	$157.5

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2001

Note A — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and changes in cash flows in conformity with accounting principles generally accepted in the United States. In the opinion of management such financial statements reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for such period. For further information refer to the financial statements and notes to financial statements included in Harris’ Annual Report on Form 10-K for the fiscal year ended June 29, 2001.

Note B — Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“Statement 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”). Statement 141 eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Harris adopted this accounting standard for all business combinations initiated after June 30, 2001.

As of the beginning of the first quarter of fiscal 2002, Harris also adopted Statement 142, which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. Statement 142 requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. The provisions of Statement 142 also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. Harris is in the process of completing its transitional impairment test and does not believe it will have an adverse impact on Harris’ operations or financial position.

In accordance with Statement 142, Harris discontinued the amortization of goodwill as of the beginning of the first quarter of fiscal 2002. A reconciliation of previously reported net income (loss) and net income (loss) per common share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

	Quarter Ended

	September 28,	September 29,
	2001	2000

	(In millions, except per share amounts)
Reported net income (loss)	$17.1	$(34.8)

Exclude goodwill amortization, net of income taxes of $1.6	—	2.9

Adjusted net income (loss)	$17.1	$(31.9)

Basic net income (loss) per common share:

Reported net income loss	$.26	$(.51)

Exclude goodwill amortization, net of income taxes	—	.04

	$.26	$(.47)

Diluted net income (loss) per common share:

Reported net income loss	$.26	$(.51)

Exclude goodwill amortization, net of income taxes	—	.04

	$.26	$(.47)

Note C — Comprehensive Loss and Accumulated Other Comprehensive Income

Comprehensive losses for the quarters ended September 28, 2001 and September 29, 2000 were $14.5 million and $93.1 million, respectively.

The components of accumulated other comprehensive income, net of related tax, at September 28, 2001 and June 29, 2001 are as follows:

(In millions)	September 28,	June 29,
	2001	2001

Net unrealized gains on securities available-for-sale	$33.9	$67.1

Foreign currency translation adjustments	(30.1)	(28.5)

Net unrealized gain (loss) on hedging activity	2.2	(1.0)

	$6.0	$37.6

Note D — Receivables

Receivables are summarized below:

(In millions)	September 28,	June 29,
	2001	2001

Accounts receivable	$395.9	$443.5

Notes receivable due within one year-net	26.6	31.0

	422.5	474.5

Less allowances for collection losses	18.5	22.9

	$404.0	$451.6

Note E — Inventories and Unbilled Costs

Inventories are summarized below:

(In millions)	September 28,	June 29,
	2001	2001

Finished products	$57.0	$52.9

Work in process	23.6	25.8

Raw materials and supplies	182.5	189.0

	$263.1	$267.7

Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $205.1 million at September 28, 2001 and $193.8 million at June 29, 2001.

Note F — Plant and Equipment

Plant and equipment are summarized below:

(In millions)	September 28,	June 29,
	2001	2001

Land	$12.3	$12.3

Buildings	273.3	273.1

Machinery and equipment	562.7	566.4

	848.3	851.8

Less allowances for depreciation	572.3	569.9

	$276.0	$281.9

Note G — Goodwill

Changes in the carrying amount of goodwill for the quarter ended September 28, 2001, by operating segment, are as follows:

(In millions)	Government	Commercial
	Communications	Communications	Other	Total

Balance as of June 30, 2001	$24.7	$179.7	$10.7	$215.1

Goodwill related to operations that were sold during the period	(3.3)	—	(10.7)	(14.0)

Goodwill acquired during the period	—	7.7	—	7.7

Other (including translation and true-ups of previously estimated purchase price allocations)	(1.3)	1.9	—	0.6

	$20.1	$189.3	$—	$209.4

Harris has other identifiable intangible assets related primarily to technology acquired through acquisition. These other intangible assets included in “Other assets” on the condensed consolidated balance sheet were $13.6 million at September 28, 2001 and $11.6 million at June 29, 2001. Accumulated amortization on these intangible assets was $1.1 million at September 28, 2001 and $0.8 million at June 29, 2001. Amortization expense on these intangible assets was $0.3 million for the quarter ended September 28, 2001 and $0.2 million for the quarter ended September 29, 2000. The estimated amortization expense for the five fiscal years following fiscal 2001 is $1.4 million for each year and $6.9 million thereafter.

Note H — Net Income Per Share

Average outstanding shares used in the computation of net income (loss) per share are as follows:

	Quarter Ended

(In millions)	September 28,	September 29,
	2001	2000

Basic:

Weighted average shares outstanding	65.9	68.5

Contingently issuable shares	(0.2)	(0.2)

	65.7	68.3

Diluted:

Weighted average shares outstanding	65.9	68.5

Dilutive stock options	0.3	—

Contingently issuable shares	(0.2)	(0.2)

	66.0	68.3

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes is useful in understanding Harris’ operating results, cash flows, and financial condition. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Condensed Consolidated Financial Statements and related notes appearing elsewhere in this report. Except for the historical information contained here, the discussions in this report contain forward-looking statements that involve risks and uncertainties. Harris’ actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under “Forward-Looking Statements” below.

RESULTS OF OPERATIONS

Revenue and Operating Income by Segment

Revenue for the first quarter of fiscal 2002 was $443.4 million, a decrease of 3.7 percent compared to the prior year. Operating income in the first quarter of fiscal 2002 was $30.9 million versus an operating loss of $5.6 million for the prior year.

Segment revenue and operating income were as follows:

	Quarter Ended

			Percent
	September 28,	September 29,	Increase/
(In millions)	2001	2000	(Decrease)

REVENUE
Government Communications	$216.0	$198.3	8.9%

Commercial Communications	227.4	262.1	(13.2)%

Total Revenue	$443.4	$460.4	(3.7)%

OPERATING INCOME (LOSS)
Government Communications	$18.7	$15.5	20.6%

% of revenue	8.7%	7.8%

Commercial Communications(1)	6.2	(57.2)	—

% of revenue	2.7%	(21.8)%

Headquarters expense	(11.9)	(7.8)	52.6%

Other income (net)	17.9	43.9	(59.2)%

Total Operating Income (Loss)	$30.9	$(5.6)	—

% of revenue	7.0%	(1.2)%

(1)    The quarter ended September 29, 2000 includes a $73.5 million write-off of purchased in-process research and development.

Government Communications Segment: Government Communications segment revenue in the first quarter of fiscal 2002 increased 8.9 percent from the prior year and operating income increased 20.6 percent. The segment continued its favorable technical and management performance on defense and other government contracts. Growth in the Government Communications segment continued on an upward trend begun in the second quarter of fiscal 2001, aided by increased U.S. government procurement. During the quarter, Harris sold its publishing systems business, which was part of the Government Communications segment. Harris realized a small gain on this sale.

Commercial Communications Segment: Commercial Communications segment revenue in the first quarter of fiscal 2002 decreased 13.2 percent from the prior year due to slow demand in worldwide telecom markets that have impacted the segment’s microwave communication and network support product sales.

The segment’s operating income for the first quarter of fiscal 2002 was $6.2 million compared to a loss in the prior year of $57.2 million. The fiscal 2001 operating loss includes a $73.5 million purchased in-process research and development write-off. Excluding the write-off of purchased in-process research and development, the Commercial Communications segment’s operating income decreased from $16.3 million in the first quarter of 2001 to $6.2 million in the first quarter of 2002 or 62.0 percent. This decrease was primarily driven by costs associated with a workforce reduction and other one-time expenses incurred in the microwave business and the decline in revenue noted above.

In the segment’s RF communications business, revenues were up 13 percent in the first quarter of fiscal 2002 when compared to the first quarter of fiscal 2001. Harris is the leading supplier of secure tactical radio communication for defense and other peacekeeping forces worldwide. Demand for Harris’ family of Falcon II radios including a new multiband, software reprogrammable radio with VHF for short-range ground-to-ground communications, UHF for ground-to-air, and SATCOM links for GPS and other satellite communications has been strong. In July 2001, the Falcon II was selected as a major component in the $2.4 billion U.K. Bowman Programme by CDC Systems U.K. Limited, the prime contractor for the program, which is one of the largest land-based military projects in recent U.K. history.

Revenues in the broadcast business increased 14 percent compared to the first quarter of the prior year. The continuing growth in broadcast revenues is directly related to the U.S. transition to digital television. The industry transition remains on track, and Harris is continuing to capture a large share of digital infrastructure sales. Harris is also taking a stronger position in the on-going digital transition in European-standard countries. In the first quarter of fiscal 2002, Harris acquired the Austrian-based Hirschmann Multimedia Communications Network, which positions Harris as the leading provider of international digital broadcasting equipment.

Slow demand in worldwide telecom markets led to decreasing revenues for both microwave communications and network support products. Although microwave communications revenues decreased 25 percent in the first quarter when compared to the prior year’s comparable period and network support revenues decreased 65% during the same period, Harris continued to outperform its competition in the microwave communications portion of its business. Capital spending constraints are significantly reducing telecom infrastructure buildouts in most international markets. In response, Harris took further steps during the quarter to reduce costs to improve the profitability of these businesses on lower revenue.

Comparative Statement of Income

Harris’ comparative statement of income is as follows:

	Quarter Ended

			Percent
	September 28,	September 29,	Increase/
(In millions)	2001	2000	(Decrease)

Revenue from product sales and services	$443.4	$460.4	(3.7)%

Cost of product sales and services	330.8	335.6	(1.4)%

Gross margin	112.6	124.8	(9.8)%

% of revenue	25.4%	27.1%

Engineering, selling and administrative expenses	99.6	100.8	(1.2)%

% of revenue	22.5%	21.9%

Purchased in-process research and development	—	73.5	—

Other income (net)	(17.9)	(43.9)	(59.2)%

Operating income(loss)	30.9	(5.6)	—

% of revenue	7.0%	(1.2)%

Interest income	3.2	4.3	(25.6)%

Interest expense	(8.2)	(8.1)	1.2%

Income(loss) before goodwill amortization & taxes	25.9	(9.4)	—

% of revenue	5.8%	(2.0)%

Income taxes	8.8	22.5	(60.9)%

Income (loss) before goodwill amortization	$17.1	$(31.9)	—

% of revenue	3.9%	(6.9)%

Gross Margin: The gross margin as a percent of revenue decreased from 27.1 percent in the first quarter of fiscal 2001 to 25.4 percent in the first quarter of 2002. The decrease is primarily due to a lower mix of sales in the Commercial Communications segment’s high margin network support products as well as a reduction in overall network support margins, which also resulted from the decline in revenues for these products.

Engineering, Selling and Administrative Expenses: Engineering, selling, and administrative expenses as a percent of revenue were 22.5 percent in the first quarter of fiscal 2002 versus 21.9 percent in the first quarter of fiscal 2001. The increase as a percentage of revenue was primarily due to costs associated with a planned workforce reduction in Harris’ microwave communications product line and increased corporate headquarters expense as a result of higher expenses from Harris’ supplemental executive retirement plan, which fluctuate as a function of the U.S. stock market. These increased expenses were partially offset by lower engineering, selling and administrative expenses in the Commercial Communications segment resulting from cost-cutting efforts primarily in the microwave communications and network support product areas.

Other Income (net): Other income decreased from $43.9 million in the first quarter of fiscal 2001 to $17.9 million in the first quarter of fiscal 2002 due primarily to a $35.3 million decrease in gains from the sale of marketable securities. This decrease was partially offset by a $10.3 million gain from the sale of Harris’ minority interest in its GE Harris Energy Systems, LLC joint venture in the first quarter of fiscal 2002.

Interest Income and Interest Expense: Interest income decreased from $4.3 million in the first quarter of fiscal 2001 to $3.2 million in the first quarter of fiscal 2002 due to lower cash balances and lower interest rates in the current year. Interest expense remained relatively flat from $8.1 million in the first quarter of fiscal 2001 to $8.2 million in the first quarter of fiscal 2002.

Income Taxes: The provision for income taxes as a percentage of pretax income was 34.0 percent in the first quarter of fiscal 2002 compared to income tax expense of $22.5 million on a pretax loss of $9.4 million in the first quarter of fiscal 2001. The fiscal 2001 pretax loss included a $73.5 million write-off of purchased in-process research and development that was non-deductible. Excluding the impact of this write-off, the provision for income taxes as a percentage of pretax income was 35.0 percent in the first quarter of fiscal 2001. Both fiscal 2002 and fiscal 2001 benefited from tax rates on foreign source income and export sales, which offset the additional provision needed for state income taxes. The fiscal 2002 rate is lower due to lower state income tax.

Return on Revenue: Income (loss) before goodwill amortization as a percentage of revenue was 3.9 percent in the first quarter of fiscal 2002 versus (6.9) percent in the first quarter of fiscal 2001. Excluding the impact of the $73.5 million after-tax write-off of purchased in-process research and development in the first quarter of fiscal 2001, income (loss) before goodwill amortization as a percentage of revenue was 9.0 percent. The remaining decrease was due primarily to the reasons previously discussed.

Liquidity and Financial Position

Harris’ comparative financial position is as follows:

	As of
	September 28,	As of	Percent
(In millions except per share amounts)	2001	June 29,	Increase/
	(unaudited)	2001	(Decrease)

Cash and cash equivalents	$92.8	$103.0	(9.9)%

Marketable securities	93.4	146.8	(36.4)%

Other current assets	964.8	972.2	(0.8)%

Current liabilities	388.4	460.3	(15.6)%

Working capital	$762.6	$761.7	0.1%

Goodwill	$209.4	$215.1	(2.6)%

Non-current deferred income taxes	$16.4	$19.5	(15.9)%

Total debt	$385.6	$419.4	(8.1)%

Total shareholders’ equity	$1,098.8	$1,115.2	(1.5)%

Total debt as a % of total capital	26.0%	27.3%

Book value per share	$16.65	$16.94	(1.7)%

Cash and cash equivalents: Significant cash receipts in the first quarter of fiscal 2002 related to the sale of Harris’ minority interest in its GE Harris Energy Systems, LLC joint venture of $23.0 million and the sale of securities available for sale of $17.5 million. These receipts were more than offset by a $33.8 million reduction in debt and $8.6 million paid for the acquisition of Hirschmann Multimedia Communications Network. Harris plans to use its cash and marketable securities for general corporate purposes in the future including marketing and research and development projects, acquisitions and repurchases of its common stock.

Credit arrangements: Harris has available syndicated credit facilities with various banks that provide for borrowings up to $400 million. The credit facilities consist of a $212.5 million 3-Year Credit Agreement, which expires in May of 2004 and a $187.5 million 364-Day Credit Agreement that expires in May of 2002. Interest rates on borrowings under these facilities and related fees are determined by a pricing matrix based upon Harris’ long-term debt rating assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. Harris is not required to maintain compensating balances in connection with these agreements. At September 28, 2001 no amounts were borrowed under these facilities. The covenants contained in these facilities include, among others, maintenance of consolidated tangible net worth of not less than $700 million

(which amount is subject to increase), maintenance of a debt to earnings ratio, and a limit on total debt to $800 million. Harris also has an effective shelf registration filed with the Securities and Exchange Commission, which provides for the issuance of debt securities of up to $500 million.

Management currently believes that existing cash, funds generated from operations, sales of marketable securities, the credit facility, and access to the public and private debt markets will be sufficient to provide for Harris' anticipated requirements for working capital, capital expenditures, and any stock repurchases under the current repurchase program for the next twelve months.

Marketable securities: Marketable securities decreased from $146.8 million as of June 29, 2001 to $93.4 million as of September 28, 2001. The decrease was primarily due to Harris’ sale of a portion of its holdings in Intersil Corporation and a reduction in the quoted market price of Intersil Corporation stock.

Working capital: Working capital remained relatively flat from $761.7 million as of June 29, 2001 to $762.6 million as of September 28, 2001. The $10.2 million decrease in cash and cash equivalents and $53.4 million decrease in marketable securities noted above were offset by a $32.9 million reduction of short-term debt and a $39.0 million reduction in other current liabilities. The decrease in current liabilities resulted primarily from a reduction in accounts payable on lower volumes and a reduction in accrued salaries and wages due to the timing of payroll and annual incentive payments in the first quarter of fiscal 2002.

Goodwill: Goodwill decreased from $215.1 million as of June 29, 2001 to $209.4 million as of September 28, 2001. The decrease was due primarily to the write-off of goodwill associated with Harris’ minority interest in its GE Harris Energy Systems, LLC joint venture, which was sold during the first quarter of fiscal 2002. This decrease was partially offset by goodwill recorded as a result of the acquisition of Hirschmann Multimedia Communications Network. In determining the amount of goodwill associated with the Hirschmann Multimedia Communications Network acquisition, estimates were used pending a final allocation of the purchase price, which should be completed before the end of fiscal 2002. In determining the amount of purchase price allocated to intangibles from acquisitions, Harris uses established valuation techniques used in the communications technology industry, which include present value calculations of future cash flows.

Non-current deferred income taxes: The asset related to non-current deferred income taxes was $19.5 million as of June 29, 2001 versus a $16.4 million asset as of September 28, 2001.

Total debt and capitalization: Total debt decreased from $419.4 million as of June 29, 2001, representing 27.3 percent of total capital (defined as the sum of total debt plus shareholders’ equity) to $385.6 million as of September 28, 2001, representing 26.0 percent of total capital.

Purchase of Common Stock for treasury: Harris used $51.6 million to repurchase 1.8 million shares of its common stock in the first quarter of fiscal 2001. Harris did not repurchase any shares of its common stock in the first quarter of fiscal 2002. Harris’ Board of Directors has approved a share repurchase program which authorizes the repurchase of up to 15 million shares through open market transactions, in negotiated block transactions or pursuant to tender offers. Harris still has a remaining authorization to repurchase an additional 1.7 million shares under this repurchase program.

Additions of plant and equipment: Additions of plant and equipment in the first quarter of fiscal 2002 were $9.5 million versus $13.9 million in the first quarter of fiscal 2001 with no single large items accounting for the reduction. Total additions for Harris in fiscal 2002 are expected to be approximately $60 million.

Outlook

A good balance among Harris’ government and commercial businesses allowed Harris to achieve most of its quarterly financial targets during very difficult economic and political conditions around the globe. The Government Communications segment and the Commercial Communications segment’s secure tactical radio products are performing well in an improving marketplace. We expect these businesses to keep growing and provide a positive impact on Harris’ results over the foreseeable future. Both businesses are well positioned to support the war against terrorism. Harris also expects continued good performance from its broadcast business with the rollout of digital equipment over the next several years.

Before September 11th, worldwide market conditions were weak for commercial telecommunications equipment. Since September 11th, markets appear to have worsened. This is unfavorably impacting Harris’ microwave and network support businesses and has added risk to Harris’ fiscal 2002 sales and income. This risk will be increased if international markets do not improve early in calendar 2002. Start-up technology companies in which Harris has passive investments have also been impacted by these events. Although it is too early to reasonably estimate the impact, Harris anticipates that an impairment could be recognized before the end of fiscal 2002 in one or more of these investments.

While the microwave and network support businesses have been adversely impacted by the weak market for commercial telecommunications equipment, the current environment is driving higher growth in our government communications and secure tactical radio businesses. Additionally, we believe that long term, both Harris’ microwave and network support businesses are well positioned in their respective markets with excellent products, and are expected to respond quickly to improved economic conditions.

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

Harris uses foreign exchange contracts and options to hedge both balance sheet and off-balance sheet foreign currency commitments. Specifically, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers, and intercompany loans. Management believes the use of foreign currency financial instruments should reduce the risks, which arise from doing business in international markets. Contracts are generally for one year or less. At September 28, 2001, Harris had open foreign exchange contracts with a notional amount of $96.8 million, of which $30.6 million were classified as cash flow hedges and $66.2 million were classified as fair value hedges. This compares to total foreign exchange contracts with a notional amount of $43.0 million as of June 29, 2001, of which $6.3 million were classified as cash flow hedges and $36.7 million were classified as fair value hedges. All of these derivatives were recorded at their fair value on the balance sheet in accordance with FAS 133. Factors that could impact the effectiveness of Harris’ hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for Harris’ foreign currency derivatives held at September 28, 2001 would have an impact of approximately $9.3 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of Harris’ foreign denominated assets, liabilities, and firm commitments.

Harris also maintains a portfolio of marketable equity securities available for sale. These investments result from the retained interest in sold or spun-off businesses and the investment into start-up companies that have technology or products that are of interest to Harris. The fair market value of these securities at September 28, 2001 was $93.4 million, compared to $146.8 million at June 29, 2001. This decrease was primarily due to the sale of some of these investments in the first quarter of fiscal 2002 and a decrease in these securities’ quoted market prices. The corresponding unrealized gain is included as a component of shareholders’ equity. These investments have historically had higher volatility than most market indices. A 10 percent adverse change in the quoted market price of marketable equity securities would have an impact of approximately $9.3 million on the fair market value of these securities.

Harris utilizes option contracts in the form of cashless collars to hedge anticipated cash flows from the sale of marketable securities. Contracts are generally one year or less. At September 28, 2001, Harris had open option contracts for 825,000 shares of Intersil Corporation stock at a weighted average strike price of $32.87, which compares to 850,000 shares at a weighted average strike price of $32.35 as of June 29, 2001. All of these collars were classified as cash flow hedges and recorded at their fair value on the balance sheet in accordance with FAS 133. The fair market value of these collars reflected in other assets on the condensed consolidated balance sheet was $4.1 million at September 28, 2001 and $1.8 million at June 29, 2001. Factors that could impact the effectiveness of Harris’ hedging programs include accuracy of cash flow estimates, volatility of security markets, and the cost and availability of hedging instruments. A 10 percent adverse change in the quoted market price of marketable equity securities would have an impact of approximately $1.4 million on the fair value of such instruments.

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

(10) Material Contracts:

(i) Stock Option Agreement Terms and Conditions (as of 8/24/01) for grants under the Harris Corporation 2000 Stock Incentive Plan.

(ii) Executive Performance Share Award Terms and Conditions (as of 8/24/01) for grants under the Harris Corporation 2000 Stock Incentive Plan.

(iii) Harris Corporation Retirement Plan (amended and restated effective April 1, 2001)

(12) Ratio of Earnings to Fixed Charges.

(b)	Reports on Form 8-K.

No Current Reports on Form 8-K were filed during the fiscal quarter ended September 28, 2001.

Items 1, 2, 3, 4, and 5 of Part II are not applicable and have been omitted.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS CORPORATION

(Registrant)

Date: November 6, 2001	By:/s/Bryan R. Roub

Bryan R. Roub Senior Vice President & Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Description

(10) Material Contracts:

(i)	Stock Option Agreement Terms and Conditions (as of 8/24/01) for grants under the Harris Corporation 2000 Stock Incentive Plan.

(ii)	Executive Performance Share Award Terms and Conditions (as of 8/24/01) for grants under the Harris Corporation 2000 Stock Incentive Plan.

(iii)	Harris Corporation Retirement Plan (amended and restated effective April 1, 2001).

(12) Ratio of Earnings to Fixed Charges