Form 10-Q
period 2001-12-28
HARRIS CORP /DE/
filed 2002-02-04
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form l0-Q

                                       (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION l3 or l5(d)
OF THE SECURITIES EXCHANGE ACT OF l934

For the quarterly period ended December 28, 2001

or

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

Yes   X         No

The number of shares outstanding of the registrant’s common stock, as of January 30, 2002 was 66,131,133 shares.

HARRIS CORPORATION

FORM 10-Q

For the Quarter Ended December 28, 2001

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

The following information for the quarter and two quarters ended December 28, 2001 and December 29, 2000 has not been audited by independent accountants, but in the opinion of management reflects all adjustments (consisting only of normal, recurring items) necessary for a fair presentation of the results for the indicated periods. The results of operations for the quarter and two quarters ended December 28, 2001 are not necessarily indicative of the results for the full fiscal year.

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)

	Quarter Ended		Two Quarters Ended

	December 28,	December 29,	December 28,	December 29,
	2001	2000	2001	2000

	(In millions, except per share amounts)
Revenue
Revenue from product sales and services	$451.5	$486.9	$894.9	$947.3

Costs and Expenses
Cost of product sales and services	333.8	362.5	664.6	698.1

Engineering, selling and administrative expenses	97.5	95.7	197.1	196.5

Purchased in-process research and development	—	—	—	73.5

Other income (net)	(7.8)	(7.9)	(25.7)	(51.8)

	423.5	450.3	836.0	916.3

Operating income	28.0	36.6	58.9	31.0

Interest income	3.5	3.2	6.7	7.5

Interest expense	(6.7)	(9.5)	(14.9)	(17.6)

Income before income taxes and goodwill amortization	24.8	30.3	50.7	20.9

Income taxes	8.4	10.6	17.2	33.1

Income (loss) before goodwill amortization	16.4	19.7	33.5	(12.2)

Goodwill amortization net of income taxes	—	(3.7)	—	(6.6)

Net income (loss)	$16.4	$16.0	$33.5	$(18.8)

Net income (loss) per common share
Basic:

Before goodwill amortization	$.25	$.30	$.51	$(.18)

Goodwill amortization	—	(.06)	—	(.10)

	$.25	$.24	$.51	$(.28)

Diluted:

Before goodwill amortization	$.25	$.30	$.51	$(.18)

Goodwill amortization	—	(.06)	—	(.10)

	$.25	$.24	$.51	$(.28)

Cash dividends paid per common share	$.05	$.05	$.10	$.10

Average basic shares outstanding	65.9	66.4	65.8	67.4

Average diluted shares outstanding	66.3	66.6	66.2	67.4

See Notes to Condensed Consolidated Financial Statements.

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	December 28,	June 29,
	2001	2001
	(unaudited)	(audited)

Assets
Current Assets
Cash and cash equivalents	$84.4	$103.0

Marketable securities	100.8	146.8

Receivables, net	453.5	451.6

Unbilled costs and accrued earnings on fixed price contracts	181.9	182.6

Inventories	257.5	267.7

Current deferred income taxes	94.6	70.3

Income taxes receivable	9.5	—

Total current assets	1,182.2	1,222.0

Other Assets
Plant and equipment, net	273.1	281.9

Goodwill	209.0	215.1

Non-current notes receivable	35.8	36.9

Non-current deferred income taxes	6.7	19.5

Other assets	158.6	184.5

	683.2	737.9

	$1,865.4	$1,959.9

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$2.1	$33.2

Accounts payable	77.2	125.5

Compensation and benefits	87.9	110.5

Other accrued items	106.6	103.8

Advance payments and unearned income	82.7	74.3

Income taxes payable	—	11.2

Current portion of long-term debt	1.3	1.8

Total current liabilities	357.8	460.3

Other Liabilities
Long-term debt	383.5	384.4

Shareholders’ Equity
Preferred Stock, without par value; 1,000,000 shares authorized; none issued	—	—

Common Stock, $1.00 par value; 250,000,000 shares authorized; issued and outstanding 66,105,654 shares at December 28, 2001 and 65,845,902 shares at June 29, 2001	66.1	65.8

Other capital	218.8	214.0

Retained earnings	829.1	802.3

Unearned compensation	(4.2)	(4.5)

Accumulated other comprehensive income	14.3	37.6

Total shareholders’ equity	1,124.1	1,115.2

	$1,865.4	$1,959.9

See Notes to Condensed Consolidated Financial Statements.

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Two Quarters Ended

(In millions)	December 28,	December 29,
	2001	2000

Operating Activities
Net income (loss)	$33.5	$(18.8)

Adjustments to reconcile net income to net cash provided by and (used in) operating activities:

Depreciation and amortization	26.4	37.5

Non-current deferred income tax	12.8	(16.4)

Purchased in-process research & development	—	73.5

Gain on the sale of securities available for sale	(30.8)	(65.8)

Gain on the sale of GE Harris Energy Control Systems, LLC	(10.3)	—

(Increase) decrease in:

Accounts and notes receivable	(0.8)	(14.7)

Unbilled costs and inventories	13.1	(37.6)

Increase (decrease) in:

Accounts payable and accrued expenses	(70.2)	(30.6)

Advance payments and unearned income	8.3	1.9

Income taxes	(31.9)	28.5

Other	35.2	0.2

Net cash used in operating activities	(14.7)	(42.3)

Investing Activities
Cash paid for acquired businesses	(8.6)	(125.9)

Additions of plant and equipment	(19.4)	(26.4)

Cash paid for strategic investments	(2.2)	(9.8)

Proceeds from the sale of securities available for sale	37.5	67.9

Proceeds from the sale of GE Harris Energy Control Systems, LLC	23.0	—

Net cash provided by (used in) investing activities	30.3	(94.2)

Financing Activities
Decrease in debt	(32.5)	(35.9)

Proceeds from sale of Common Stock	4.0	1.7

Purchase of Common Stock for treasury	—	(92.1)

Cash dividends	(6.6)	(6.7)

Net cash used in financing activities	(35.1)	(133.0)

Effect of exchange rate changes on cash and cash equivalents	0.9	0.3

Net decrease in cash and cash equivalents	(18.6)	(269.2)

Cash and cash equivalents at beginning of year	103.0	378.2

Cash and cash equivalents at end of quarter	$84.4	$109.0

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 28, 2001

Note A — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and changes in cash flows in conformity with accounting principles generally accepted in the United States. In the opinion of management such financial statements reflect all adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for such period. For further information refer to the financial statements and notes to financial statements included in Harris’ Annual Report on Form 10-K for the fiscal year ended June 29, 2001.

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

As of the beginning of the first quarter of fiscal 2002, Harris also adopted Statement 142, which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. Statement 142 requires that goodwill be disclosed separately from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. The provisions of Statement 142 also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. Harris has completed its transitional impairment test, which resulted in no adverse impact on Harris’ operations or financial position.

In accordance with Statement 142, Harris discontinued the amortization of goodwill as of the beginning of the first quarter of fiscal 2002. A reconciliation of previously reported net income (loss) and net income (loss) per common share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

	Quarter Ended		Two Quarters Ended

	December 28,	December 29,	December 28,	December 29,
	2001	2000	2001	2000

	(In millions, except per share amounts)
Reported net income (loss)	$16.4	$16.0	$33.5	$(18.8)
Exclude goodwill amortization, net of income taxes of $2.0 and $3.6 for the quarter and two quarters ended December 29, 2000, respectively	—	3.7	—	6.6

Adjusted net income (loss)	$16.4	$19.7	$33.5	$(12.2)

Basic net income (loss) per common share:
Reported net income (loss)	$.25	$.24	$.51	$(.28)
Exclude goodwill amortization, net of income taxes	—	.06	—	.10

	$.25	$.30	$.51	$(.18)

Diluted net income (loss) per common share:
Reported net income (loss)	$.25	$.24	$.51	$(.28)
Exclude goodwill amortization, net of income taxes	—	.06	—	.10

	$.25	$.30	$.51	$(.18)

Note C – Comprehensive Earnings (Loss) and Accumulated Other Comprehensive Income

Comprehensive earnings (loss) for the quarters ended December 28, 2001 and December 29, 2000 were $24.7 million and $(97.5) million, respectively. Comprehensive earnings (loss) for the two quarters ended December 28, 2001 and December 29, 2000 were $10.2 million and $(190.6) million, respectively.

The components of accumulated other comprehensive income, net of related tax, at December 28, 2001 and June 29, 2001 are summarized below:

	December 28,	June 29,
(In millions)	2001	2001

Net unrealized gains on securities available for sale	$42.2	$67.1

Foreign currency translation adjustments	(29.2)	(28.5)

Net unrealized gain (loss) on hedging activity	1.3	(1.0)

	$14.3	$37.6

Note D — Receivables

Receivables are summarized below:

(In millions)	December 28,	June 29,
	2001	2001

Accounts receivable	$443.9	$443.5
Notes receivable due within one year-net	27.4	31.0

	471.3	474.5
Less allowances for collection losses	17.8	22.9

	$453.5	$451.6

Note E — Inventories and Unbilled Costs

Inventories are summarized below:

(In millions)	December 28,	June 29,
	2001	2001

Finished products	$49.3	$52.9
Work in process	26.2	25.8
Raw materials and supplies	182.0	189.0

	$257.5	$267.7

Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $212.5 million at December 28, 2001 and $193.8 million at June 29, 2001.

Note F — Plant and Equipment

Plant and equipment are summarized below:

(In millions)	December 28,	June 29,
	2001	2001

Land	$12.3	$12.3
Buildings	274.2	273.1
Machinery and equipment	560.5	566.4

	847.0	851.8
Less allowances for depreciation	573.9	569.9

	$273.1	$281.9

Note G — Goodwill

     Changes in the carrying amount of goodwill for the two quarters ended December 28, 2001, by operating segment, are as follows:

(In millions)	Government	Commercial
	Communications	Communications	Other	Total

Balance as of June 30, 2001	$24.7	$179.7	$10.7	$215.1
Goodwill related to operations that were sold during the period	(3.3)	—	(10.7)	(14.0)
Goodwill acquired during the period	—	7.7	—	7.7
Other (including translation and true-ups of previously estimated purchase price allocations)	(1.3)	1.5	—	0.2

Balance as of December 28, 2001	$20.1	$188.9	$—	$209.0

Harris has other identifiable intangible assets related primarily to technology acquired through acquisitions. These other intangible assets included in “Other assets” on the condensed consolidated balance sheet were $13.1 million at December 28, 2001 and $11.6 million at June 29, 2001. Accumulated amortization on these intangibles was $1.6 million at December 28, 2001 and $0.8 million at June 29, 2001. Amortization expense related to identifiable intangible assets was $0.5 million for the quarter ended December 28, 2001 and $0.2 million for the quarter ended December 29, 2000. Amortization expense related to identifiable intangible assets was $0.8 million for the two quarters ended December 28, 2001 and $0.4 million for the two quarters ended December 29, 2000. The estimated amortization expense for the five fiscal years following fiscal 2001 is $1.4 million for each year and $6.9 million thereafter.

Note H — Net Income Per Share

     Average outstanding shares used in the computation of net income (loss) per share are as follows:

	Quarter Ended		Two Quarters Ended

(In millions)	December 28,	December 29,	December 28,	December 29,
	2001	2000	2001	2000

Basic:
Weighted average shares outstanding	66.1	66.6	66.0	67.6
Contingently issuable shares	(0.2)	(0.2)	(0.2)	(0.2)

	65.9	66.4	65.8	67.4

Diluted:
Weighted average shares outstanding	66.1	66.6	66.0	67.6
Dilutive stock options	0.4	0.2	0.4	—
Contingently issuable shares	(0.2)	(0.2)	(0.2)	(0.2)

	66.3	66.6	66.2	67.4

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes is useful in understanding Harris’ operating results, cash flows, and financial condition. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Condensed Consolidated Financial Statements and related notes appearing elsewhere in this report. Except for the historical information contained here, the discussions in this document contain forward-looking statements that involve risks and uncertainties. Harris’ actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under “Forward-Looking Statements.”

RESULTS OF OPERATIONS

Revenue and Operating Income by Segment

Revenue for the second quarter of fiscal 2002 was $451.5 million, a decrease of 7.3 percent compared to the second quarter of fiscal 2001. Operating income in the second quarter of fiscal 2002 was $28.0 million compared to $36.6 million for the second quarter of fiscal 2001.

Segment revenue and operating income were as follows:

	Quarter Ended			Two Quarters Ended

			%			%
	Dec. 28,	Dec. 29,	Inc./	Dec. 28,	Dec. 29,	Inc./
(In millions)	2001	2000	(Dec.)	2001	2000	(Dec.)

REVENUE
Government Communications	$220.5	$210.1	5.0%	$436.5	$408.4	6.9%

Commercial Communications	231.0	276.8	(16.5)%	458.4	538.9	(14.9)%

Total Revenue	$451.5	$486.9	(7.3)%	$894.9	$947.3	(5.5)%

OPERATING INCOME
Government Communications	$20.2	$17.0	18.8%	$38.9	$32.5	19.7%

% of revenue	9.2%	8.1%		8.9%	8.0%

Commercial Communications(1)	12.6	20.8	(39.4)%	18.8	(36.4)	—

% of revenue	5.5%	7.5%		4.1%	(6.8)%

Headquarters expense	(12.6)	(9.1)	38.5%	(24.5)	(16.9)	45.0%

Other income (net)	7.8	7.9	(1.3)%	25.7	51.8	(50.4)%

Total Operating Income	$28.0	$36.6	(23.5)%	$58.9	$31.0	90.0%

% of revenue	6.2%	7.5%		6.6%	3.3%

(1)	The two quarters ended December 29, 2000 includes a $73.5 million write-off of purchased in-process research and development.

Government Communications Segment: Government Communications segment revenue in the second quarter of fiscal 2002 of $220.5 million increased 5.0 percent from the second quarter of fiscal 2001 and operating income of $20.2 million represented an increase of 18.8 percent from the second quarter of fiscal 2001. Growth in the Government Communications segment continued on an upward trend begun in the second quarter of fiscal 2001, aided by increased U.S. government procurement. The segment’s operating margin continues to benefit from higher performance award fees from customers as well as the sale of Harris’ publishing systems business in the first quarter of fiscal 2002.

During the quarter, Harris was awarded the first phase of a $2 billion contract for work on the Lockheed Martin Joint Strike Fighter (“JSF”). The first-phase, three-year contract is valued at $55 million and will include work on the JSF’s avionics infrastructure.

Commercial Communications Segment: Commercial Communications segment revenue in the second quarter of fiscal 2002 decreased 16.5 percent from the second quarter of fiscal 2001. This decline is attributable, in great part, to a 55 percent drop in revenues from Harris’ network support products and services. In the second quarter of fiscal 2001, sales for these products and services were still benefiting from the DSL build-out before that market collapsed in the third quarter of fiscal 2001. The decline in segment sales also reflects the weak international market demand, which is adversely impacting sales for Harris’ microwave communications products and services.

The segment’s operating income for the second quarter of fiscal 2002 was $12.6 million, which is down 39.4 percent from operating income of $20.8 million for the second quarter of fiscal 2001. This decrease was driven primarily by approximately $5.0 million of severance costs associated with a workforce reduction in the microwave business and the decline in revenue for international microwave and network support products and services. The fiscal 2002 second quarter operating income of $12.6 million represents sequential improvement over the first quarter of fiscal 2002, which had operating income of $6.2 million. Cost-cutting actions in the microwave and network support product areas, as well as improved operating leverage from broadcast and tactical radio products, are beginning to improve performance and increase profitability of the Commercial Communications segment.

Revenues from tactical radio products grew 15 percent in the second quarter of fiscal 2002 when compared to the same quarter last year. Harris also set new quarterly sales and orders records for tactical radio products. Harris expects that its technically superior Falcon II secure radio product family will continue to drive very strong results related to tactical radio products. During the quarter, Harris booked a $168 million order from the United Kingdom Bowman Programme, one of the largest land-based military projects in recent U.K. history. Deliveries will start in fiscal 2003 and are expected to stretch over a five-year period.

Revenues from broadcast communications products and services increased 7 percent in the second quarter of fiscal 2002 versus the prior year’s comparable period. The U.S. transition to digital standards remains on track. Sales of Harris’ digital television products continued to grow significantly. At the same time, U.S. broadcasters have postponed near-term investments in automation and other software infrastructure systems as a result of disappointing advertising revenues associated with the economic downturn. Highlights of the quarter for Harris included the win of an $85 million contract to modernize 90 radio broadcast sites for Romania’s state-owned broadcast organization. The contract includes transmission systems, microwave links, and centralized network management systems. Work on the contract is expected to begin in the fourth quarter of this fiscal year and to cover a two-year period.

Revenues from microwave communications products and services in the second quarter of fiscal 2002 decreased 36 percent from last year’s very strong second quarter. The North American market for cellular, PCS, and private networks remained healthy. Economic conditions in the international telecom market weakened further in the quarter.

As discussed above, revenue from network support products and services declined 55 percent when compared to the second quarter of fiscal 2001.

Two Quarters Ended December 28, 2001: Revenue for the two quarters ended December 28, 2001 decreased 5.5 percent when compared to the two quarters ended December 29, 2000. The Commercial Communications segment’s revenue decreased 14.9 percent, which was partially offset by a 6.9 percent increase in revenue for the Government Communications segment. Operating income for the first two quarters of fiscal 2002 of $58.9 million increased 90.0 percent from $31.0 million in the first two quarters of fiscal 2001. The Government Communications segment’s operating income increased 19.7 percent from $32.5 million for the two quarters ended December 29, 2000 to $38.9 million for the two quarters ended December 28, 2001. The remaining increase in operating income was due primarily to a $73.5 million write-off of purchased in-process research and development in fiscal 2001 related to Harris’ acquisition of WavTrace, Inc., which was reflected in the Commercial Communications segment. These increases were partially offset by higher other income in the prior year related to excess gains from the sale of marketable securities available for sale and lower operating income in the Commercial Communications segment, excluding the impact of the $73.5 million purchased in-process research and development write-off. Excluding this write-off, the Commercial Communications segment’s operating income decreased 49.3 percent from $37.1 million for the two quarters ended December 29, 2000 to $18.8 million for the two quarters ended December 28, 2001.

Comparative Statement of Income

Harris’ comparative statement of income is as follows:

	Quarter Ended			Two Quarters Ended

			%			%
	Dec. 28,	Dec. 29,	Inc./	Dec. 28,	Dec. 29,	Inc./
(In millions)	2001	2000	(Dec.)	2001	2000	(Dec.)

Revenue	$451.5	$486.9	(7.3)%	$894.9	$947.3	(5.5)%

Cost of revenue	333.8	362.5	(7.9)%	664.6	698.1	(4.8)%

Gross margin	117.7	124.4	(5.4)%	230.3	249.2	(7.6)%

% of revenue	26.1%	25.5%		25.7%	26.3%

Engineering, selling and administrative expenses	97.5	95.7	1.9%	197.1	196.5	0.3%

% of revenue	21.6%	19.7%		22.0%	20.7%

Purchased in-process research and development	—	—	—	—	73.5	—

Other income (net)	(7.8)	(7.9)	(1.3)%	(25.7)	(51.8)	(50.4)%

Operating income	28.0	36.6	(23.5)%	58.9	31.0	90.0%

% of revenue	6.2%	7.5%		6.6%	3.3%

Interest income	3.5	3.2	9.4%	6.7	7.5	(10.7)%

Interest expense	(6.7)	(9.5)	(29.5)%	(14.9)	(17.6)	(15.3)%

Income before goodwill amortization and taxes	24.8	30.3	(18.2)%	50.7	20.9	142.6%

% of revenue	5.5%	6.2%		5.7%	2.2%

Income taxes	8.4	10.6	(20.8)%	17.2	33.1	(48.0)%

Income(loss) before goodwill amortization	$16.4	$19.7	(16.8)%	$33.5	$(12.2)	—

% of revenue	3.6%	4.0%		3.7%	(1.3)%

Gross Margin: Gross margin as a percent of revenue was 26.1 percent in the second quarter of fiscal 2002 compared to 25.5 percent in the second quarter of fiscal 2001. The increase is due primarily to improved margins as a percent of sales related to Harris’ tactical radio, broadcast communication, and microwave communication products. These increases were offset partially by lower sales volume in microwave communications and high margin network support products.

Engineering, Selling and Administrative Expenses: Engineering, selling, and administrative expenses increased $1.8 million and as a percent of revenue increased from 19.7 percent in the second quarter of fiscal 2001 to 21.6 percent in the second quarter of fiscal 2002. The increase was due primarily to planned costs associated with a workforce reduction in Harris’ microwave communications product line and increased corporate headquarters expense. These increases were partially offset by lower engineering, selling, and administrative expenses resulting from cost-cutting efforts in the microwave communications and network support product areas.

Other Income (net): Other income (net) was flat at $7.8 million in the second quarter of fiscal 2002 compared to $7.9 million in the second quarter of fiscal 2001. Increased gains from the sale of marketable securities available for sale and increased income from equity investments were essentially offset by a further write-down of Harris’ investment in Airnet Communications Corporation, a public company, and a write-down of Harris’ passive investment interest in a start-up technology company, Terion, Inc. (“Terion”).

Recent worldwide economic weakness has had a significant negative impact across many high-tech markets. As a result of these difficult economic times, Terion’s business was adversely affected. Consequently, Harris established a $10 million provision during the second quarter of fiscal 2002 to write-down its investment interest in Terion. In Harris’ third quarter, Terion successfully completed negotiations with suppliers and customers that are key to the future success of the business and initiated a reorganization plan under Chapter 11 bankruptcy proceedings. Harris’ investment interest in Terion has a remaining net carrying value of $21 million and reflects the value of the business based on Terion’s plan of reorganization. Terion is expected to emerge from Chapter 11 during the first six months of calendar 2002.

If Terion is not successful in its plan of reorganization, or should business conditions deteriorate further, Harris could be faced with an additional write-down of its investment interest.

Interest Income and Interest Expense: Interest income of $3.5 million in the second quarter of fiscal 2002 was relatively unchanged from interest income in the second quarter of fiscal 2001. Interest expense decreased from $9.5 million in the second quarter of fiscal 2001 to $6.7 million in the second quarter of fiscal 2002 due to lower borrowings and interest rates on short-term debt.

Income Taxes: The provision for income taxes as a percentage of pretax income was 34.0 percent in the second quarter of fiscal 2002 compared to 35.0 percent in the second quarter of fiscal 2001. Both fiscal 2002 and fiscal 2001 tax rates were lower than the federal and state statutory rate and benefited from tax rates on foreign source income and export sales, which offset the additional provision needed for state income taxes.

Return on Revenue: Income before goodwill amortization as a percentage of revenue was 3.6 percent in the second quarter of fiscal 2002 versus 4.0 percent in the second quarter of fiscal 2001. The decrease was due primarily to the reasons previously discussed.

Two Quarters Ended December 28, 2001: The gross margin as a percent of revenue was 25.7 percent in the first two quarters of fiscal 2002 compared to 26.3 percent in the first two quarters of fiscal 2001. The decrease was due primarily to a lower mix of sales in the Commercial Communications segment’s high margin network support products as well as a reduction in overall network support margins, which also resulted from the drop off in revenues for these products.

Engineering, selling, and administrative expenses as a percent of revenue were 22.0 percent in the first two quarters of fiscal 2002 versus 20.7 percent in the first two quarters of fiscal 2001. The increase as a percentage of revenue was due primarily to planned costs associated with a workforce reduction in Harris’ microwave communications product line.

The first two quarters of fiscal 2002 showed income before goodwill amortization of $33.5 million versus a loss in the first two quarters of fiscal 2001 of $12.2 million. This change was due primarily to the changes in operating income discussed under the “Revenue and Operating Income By Segment” caption above as well as a change in net interest expense to $8.2 million in the first two quarters of fiscal 2002 from an expense of $10.1 million in the first two quarters of fiscal 2001 due primarily to lower borrowings and interest rates on short-term debt.

Liquidity and Financial Position

Harris’ comparative financial position is as follows:

	As of	As of
	December 28,	June 29,	Percent
	2001	2001	Increase/
(In millions, except per share amounts)	(Unaudited)	(Audited)	(Decrease)

Cash and cash equivalents	$84.4	$103.0	(18.1)%

Marketable securities	100.8	146.8	(31.3)%

Other current assets	997.0	972.2	2.6%

Current liabilities	357.8	460.3	(22.3)%

Working capital	$824.4	$761.7	8.2%

Goodwill	$209.0	$215.1	(2.8)%

Non-current deferred income taxes	$6.7	$19.5	(65.6)%

Total debt	$386.9	$419.4	(7.7)%

Total shareholders’ equity	$1,124.1	$1,115.2	0.8%

Total debt as a % of total capital	25.6%	27.3%

Book value per share	$17.00	$16.94	0.4%

Net cash used in operating activities: Net cash used in operating activities was $14.7 million for the first two quarters of fiscal 2002 compared to net cash used in operating activities of $42.3 million for the first two quarters of fiscal 2001. The decrease in net cash used in operating activities is due primarily to improved cash flows related to unbilled costs, inventories, and notes receivable. The build up of unbilled costs, inventories, and notes receivable in the first two quarters of fiscal 2001 resulted primarily from the Commercial Communications segment’s sales volume increases. During the first two quarters of fiscal 2002, sales volume decreased in the Commercial Communications segment, as did unbilled costs, inventories, and notes receivable. This improvement was partially offset by a reduction in cash flows as a result of lower accounts payable on lower volumes, and a reduction in accrued salaries and wages due to the timing of payroll, profit sharing, and annual incentive payments in the first two quarters of fiscal 2002.

Free cash flow for Harris (cash used in operating activities combined with proceeds from the sales of securities available for sale and reduced by additions of plant and equipment) was a positive $3.4 million for the first two quarters of fiscal 2002, which is comparable to a negative $0.8 million in the prior year. Harris expects free cash flow for the 2002 fiscal year to be positive with a strong second half performance.

Net cash provided by (used in) investing activities: Net cash provided by investing activities was $30.3 million for the first two quarters of fiscal 2002 compared to net cash used in investing activities of $94.2 million for the first two quarters of fiscal 2001. Cash provided by investing activities in the first two quarters of fiscal 2002 was due primarily to the proceeds from the sale of securities available for sale of $37.5 million and $23.0 million of proceeds from the sale of Harris’ minority interest in the GE Harris Energy Controls Systems, LLC. The increase in cash provided by investing activities for the first two quarters of fiscal 2002 when compared to cash used in investing activities for the first two quarters of fiscal 2001 is due primarily to the cash paid for the acquisition of WavTrace, Inc. of $125.9 million, which was partially offset by proceeds from the sale of securities available for sale of $67.9 million.

Net cash used in financing activities: Net cash used in financing activities decreased from $133.0 million for the first two quarters of fiscal 2001 to $35.1 million for the first two quarters of fiscal 2002. In fiscal 2001, Harris used $92.1 million to repurchase shares of its common stock.

Cash and cash equivalents: Significant cash receipts in the first two quarters of fiscal 2002 related to the sale of Harris’ minority interest in its GE Harris Energy Controls Systems, LLC joint venture of $23.0 million and the sale of securities available for sale of $37.5 million. These receipts were more than offset by a $32.5 million reduction in debt, $8.6 million paid for the acquisition of Hirschmann Multimedia Communications Network, and a decrease in current liabilities. The decrease in current liabilities resulted primarily from a reduction in accounts payable on lower volumes and a reduction in accrued salaries and wages due to the timing of payroll, profit sharing, and annual incentive payments in the first two quarters of fiscal 2002. Harris plans to use its cash and marketable securities for general corporate purposes in the future, including marketing and research and development projects, acquisitions, and repurchases of its common stock.

Credit arrangements: Harris has available syndicated credit facilities with various banks that provide for borrowings up to $400 million. The credit facilities consist of a $212.5 million 3-Year Credit Agreement, which expires in May of 2004 and a $187.5 million 364-Day Credit Agreement that expires in May of 2002. Interest rates on borrowings under these facilities and related fees are determined by a pricing matrix based upon Harris’ long-term debt rating assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. Harris is not required to maintain compensating balances in connection with these agreements. At December 28, 2001 no amounts were borrowed under these facilities. The covenants contained in these facilities include, among others, maintenance of consolidated tangible net worth of not less than $700 million (which amount is subject to increase), maintenance of a debt to earnings ratio, and a limit on total debt to $800 million. Harris also has an effective shelf registration filed with the Securities and Exchange Commission, which provides for the issuance of debt securities of up to $500 million.

Management currently believes that existing cash, funds generated from operations, sales of marketable securities, the credit facilities, and access to the public and private debt markets will be sufficient to provide for Harris’ anticipated requirements for working capital, capital expenditures, and any stock repurchases under the current repurchase program for the next twelve months.

Marketable securities: Marketable securities decreased from $146.8 million as of June 29, 2001 to $100.8 million as of December 28, 2001. The decrease was primarily due to Harris’ sale of a portion of its holdings in Intersil Corporation, a reduction in the quoted market price of Intersil Corporation stock, and a further write-down of Harris’ investment in Airnet Communications Corporation, a public company.

Working capital: Working capital increased 8.2 percent from $761.7 million as of June 29, 2001 to $824.4 million as of December 28, 2001. The $62.7 million increase was due primarily to a $102.5 million decrease in current liabilities, which was partially offset by the decreases in cash and cash equivalents and marketable securities noted above. The decrease in current liabilities resulted primarily from a reduction in short-term debt, accounts payable on lower volumes, and a reduction in accrued salaries and wages due to the timing of payroll, profit sharing, and annual incentive payments in the first two quarters of fiscal 2002.

Goodwill: Goodwill decreased from $215.1 million as of June 29, 2001 to $209.0 million as of December 28, 2001. The decrease was due primarily to the write-off of goodwill associated with Harris’ minority interest in its GE Harris Energy Controls Systems, LLC joint venture, which was sold during the first quarter of fiscal 2002. This decrease was partially offset by goodwill recorded as a result of the acquisition of Hirschmann Multimedia Communications Network. In determining the amount of goodwill associated with the Hirschmann Multimedia Communications Network acquisition, estimates were used pending a final allocation of the purchase price, which should be completed before the end of fiscal 2002. In determining the amount of the purchase price allocated to intangibles from acquisitions, Harris uses established valuation techniques used in the communications technology industry, which include present value calculations of future cash flows.

Non-current deferred income taxes: The asset related to non-current deferred income taxes was $19.5 million as of June 29, 2001 versus a $6.7 million asset as of December 28, 2001.

Total debt and capitalization: Total debt decreased from $419.4 million as of June 29, 2001, representing 27.3 percent of total capital (defined as the sum of total debt plus shareholders’ equity) to $386.9 million as of December 28, 2001, representing 25.6 percent of total capital.

Purchase of Common Stock for treasury: Harris used $92.1 million to repurchase 3.2 million shares of its common stock in the first two quarters of fiscal 2001. Harris did not repurchase any shares of its common stock in the first two quarters of fiscal 2002. Harris’ Board of Directors has approved a share repurchase program which authorizes the repurchase of up to 15 million shares through open market transactions, in negotiated block transactions or pursuant to tender offers. Harris still has a remaining authorization to repurchase an additional 1.7 million shares under this repurchase program.

Additions of plant and equipment: Additions of plant and equipment in the first two quarters of fiscal 2002 were $19.4 million versus $26.4 million in the first two quarters of fiscal 2001 with no single large items accounting for the reduction. Total additions for Harris in fiscal 2002 are expected to be approximately $60 million.

Outlook

Operating results for Harris in the second quarter were encouraging, particularly given the continued weakness in telecom equipment markets. Harris’ cost reduction activities are showing positive results. And, most significantly, the continued growth in Government Communications segment, broadcast, and the secure radio products area has allowed Harris to overcome much of the downturn effects of the current U.S. recession and the severe capital spending constraints in international markets.

The sequential quarterly improvement in operating earnings was on track, and earnings comparisons against last year’s second quarter results, which benefited from a very strong economy, provide further evidence of improved operating performance. During the quarter, Harris was able to continue a robust research and development program and made further inroads to capturing larger market shares in many of its product lines. In general, Harris believes that its positions in the market areas it serves are strong.

In looking ahead, Harris, like other companies, is concerned that improvements in the economy are not yet visible, particularly in international markets, but Harris still expects to achieve sequential sales and earnings increases in the second half of fiscal 2002.

Forward-Looking Statements

This report contains forward-looking statements that reflect management’s current expectations, assumptions, and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements may be identified by their use of forward-looking terminology, such as “believes”, “expects”, “may”, “should”, “would”, “will”, “intends”, “plans”, “estimates”, “anticipates”, and similar words. Harris cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those matters expressed in or implied by such forward-looking statements. Harris’ consolidated results and the forward-looking statements could be affected by many factors, including:

•	general economic conditions in the markets in which Harris operates;
•	economic developments that have a particularly adverse effect on one or more of the markets served by Harris;
•	continuing weakness in the telecom market;
•	continuing challenges relating to Harris’ exit from the telecom switching business in fiscal 2000;
•	stability of key markets for communications products, particularly Asia and Latin America;
•	fluctuation in foreign currency exchange rates and the effectiveness of Harris’ currency hedging program;
•	fluctuations in the U.S. and worldwide defense and space budgets;
•	effect of the consolidation in the U.S. defense industry on Harris’ direct and indirect business with the U.S. Government;
•	Harris’ ability to receive government contract awards;
•	continued development and market acceptance of new products, especially digital television broadcast products and broadband wireless access products;
•	ability to be successful in the management and integration of acquired businesses;
•	ability to achieve further product cost reductions and efficiencies in Harris’ commercial manufacturing operations;
•	ability to continue the liquidation of its marketable securities portfolio;
•	the impact of the economy and other factors on Harris’ passive investments; and
•	the successful resolution of patent infringement and other general litigation.

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

Harris uses foreign exchange contracts and options to hedge both balance sheet and off-balance sheet foreign currency commitments. Specifically, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers, and intercompany loans. Management believes the use of foreign currency financial instruments should reduce the risks, which arise from doing business in international markets. Contracts are generally for one year or less. At December 28, 2001, Harris had open foreign exchange contracts with a notional amount of $93.6 million, of which $40.6 million were classified as cash flow hedges and $53.0 million were classified as fair value hedges. This compares to total foreign exchange contracts with a notional amount of $43.0 million as of June 29, 2001, of which $6.3 million were classified as cash flow hedges and $36.7 million were classified as fair value hedges. All of these derivatives were recorded at their fair value on the balance sheet in accordance with FAS 133. Factors that could impact the effectiveness of Harris’ hedging programs include accuracy of sales estimates, volatility of currency markets, and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for Harris’ foreign currency derivatives held at December 28, 2001 would have an impact of approximately $7.1 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of Harris’ foreign denominated assets, liabilities, and firm commitments.

Harris also maintains a portfolio of marketable equity securities available for sale. These investments result from the retained interest in sold or spun-off businesses and the investment into start-up companies that have technology or products that are of interest to Harris. The fair market value of these securities at December 28, 2001 was $100.8 million, compared to $146.8 million at June 29, 2001. This decrease was due primarily to the sale of some of these investments in the first two quarters of fiscal 2002 and a decrease in these securities’ quoted market prices. The corresponding unrealized gain is included as a component of shareholders’ equity. These investments historically have had higher volatility than most market indices. A 10 percent adverse change in the quoted market price of marketable equity securities would have an impact of approximately $10.1 million on the fair market value of these securities.

Harris utilizes option contracts in the form of cashless collars to hedge anticipated cash flows from the sale of marketable securities. Contracts are generally one year or less. At December 28, 2001, Harris had open option contracts for 775,000 shares of Intersil Corporation stock at a weighted average strike price of $33.12, which compares to 850,000 shares at a weighted average strike price of $32.35 as of June 29, 2001. All of these collars were classified as cash flow hedges and recorded at their fair value on the balance sheet in accordance with FAS 133. The fair market value of these collars reflected in other assets on the condensed consolidated balance sheet was $1.9 million at December 28, 2001 and $1.8 million at June 29, 2001. Factors that could impact the effectiveness of Harris’ hedging programs include accuracy of cash flow estimates, volatility of security markets, and the cost and availability of hedging instruments. A 10 percent adverse change in the quoted market price of marketable equity securities would have an impact of approximately $3.3 million on the fair value of such instruments.

Harris utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposures to changes in interest rates. Harris does not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2002, although there can be no assurances that interest rates will not change significantly.

PART II. OTHER INFORMATION

Item 4. Submissions of Matters to a Vote of Security Holders.

         At the Annual Meeting of Shareholders of Harris held on October 26, 2001, the following proposals were adopted by the margins indicated.

1.	To elect three nominees to the Board of Directors for a three-year term expiring in 2004:

Nominee	Number of Shares

	For	Withheld

Phillip W. Farmer Thomas A. Dattilo Alfred C. DeCrane, Jr.	56,490,313 56,592,124 56,594,924	659,750 557,939 555,139

                  The terms of the following directors also continued after the annual meeting:

•	Ralph D. DeNunzio
•	Joseph L. Dionne
•	John T. Hartley
•	Karen Katen
•	Stephen P. Kaufman
•	Gregory T. Swienton
•	Alexander B. Trowbridge (Mr. Trowbridge retired effective December 31, 2001)

2.	To ratify the appointment of Ernst & Young LLP as the independent public auditors for fiscal 2002:

For Against Abstain	56,981,696 102,932 65,434

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

(10)	Material Contracts:

(i) Amendment No. 2 to Harris Corporation 1997 Directors’ Deferred Compensation and Annual Stock Unit Award Plan.

(12)	Ratio of Earnings to Fixed Charges.

(b)	Reports on Form 8-K:

No Current Reports on form 8-K were filed during the fiscal quarter ended December 28, 2001.

Items 1, 2, 3, and 5 of Part II are not applicable and have been omitted.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS CORPORATION (Registrant)

Date: February 4, 2002	By:/s/Bryan R. Roub Bryan R. Roub Senior Vice President & Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No.
Under Reg.
S-K, Item 601		Description

(10)		Material Contracts:

	(i)	Amendment No. 2 to Harris Corporation 1997 Directors’ Deferred Compensation and Annual Stock Unit Award Plan.

(12)		Ratio of Earnings to Fixed Charges