Form 10-Q
period 2002-03-29
HARRIS CORP /DE/
filed 2002-05-10
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

                                       (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION l3 or l5(d)
OF THE SECURITIES EXCHANGE ACT OF l934

For the quarterly period ended March 29, 2002

or

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

Yes   X         No

The number of shares outstanding of the registrant’s common stock, as of May 7, 2002 was 66,256,023 shares.

HARRIS CORPORATION

FORM 10-Q

For the Quarter Ended March 29, 2002

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

The following information for the quarter and three quarters ended March 29, 2002 and March 30, 2001 has not been audited by independent accountants, but in the opinion of management reflects all adjustments (consisting only of normal, recurring items) necessary for a fair presentation of the results for the indicated periods. The results of operations for the quarter and three quarters ended March 29, 2002 are not necessarily indicative of the results for the full fiscal year.

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)

	Quarter Ended		Three Quarters Ended

	March 29,	March 30,	March 29,	March 30,
	2002	2001	2002	2001

	(In millions, except per share amounts)
Revenue from product sales and services	$483.3	$479.3	$1,378.2	$1,426.6

Cost of product sales and services	(354.3)	(352.6)	(1,018.9)	(1,050.7)

Engineering, selling and administrative expenses	(99.3)	(104.8)	(296.4)	(301.3)

Amortization of goodwill	—	(6.0)	—	(16.2)

Purchased in-process research and development	—	—	—	(73.5)

Non-operating income	7.6	7.6	33.3	59.4
Interest income	2.9	2.5	9.6	10.0

Interest expense	(6.1)	(9.0)	(21.0)	(26.6)

Income before income taxes	34.1	17.0	84.8	27.7

Income taxes	(11.6)	(5.9)	(28.8)	(35.4)

Net income (loss)	$22.5	$11.1	$56.0	$(7.7)

Net income (loss) per common share
Basic	$.34	$.17	$.85	$(.12)

Diluted	$.34	$.17	$.85	$(.12)

Cash dividends paid per common share	$.05	$.05	$.15	$.15

Average basic shares outstanding	66.0	65.7	65.9	66.9

Average diluted shares outstanding	66.3	65.8	66.2	66.9

See Notes to Condensed Consolidated Financial Statements.

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	March 29,	June 29,
	2002	2001
	(unaudited)	(audited)

Assets

Current Assets

Cash and cash equivalents	$130.9	$103.0

Marketable securities	78.2	146.8

Receivables, net	418.6	451.6

Unbilled costs and accrued earnings on fixed price contracts	169.5	182.6

Inventories	250.6	267.7

Current deferred income taxes	93.4	70.3

Income taxes receivable	12.6	—

Total current assets	1,153.8	1,222.0

Other Assets

Plant and equipment, net	269.6	281.9

Goodwill	211.9	215.1

Non-current notes receivable	25.8	36.9

Non-current deferred income taxes	—	19.5

Other assets	172.8	184.5

	680.1	737.9

	$1,833.9	$1,959.9

Liabilities and Shareholders’ Equity

Current Liabilities

Short-term debt	$—	$33.2

Accounts payable	89.7	125.5

Compensation and benefits	94.1	110.5

Other accrued items	110.0	103.8

Advance payments and unearned income	92.8	74.3

Income taxes payable	—	11.2

Current portion of long-term debt	—	1.8

Total current liabilities	386.6	460.3

Other Liabilities

Non-current deferred income taxes	2.6	—

Long-term debt	310.5	384.4

Shareholders’ Equity

Preferred Stock, without par value; 1,000,000 shares authorized; none issued	—	—

Common Stock, $1.00 par value; 250,000,000 shares authorized; issued and outstanding 66,183,807 shares at March 29, 2002 and 65,845,902 shares at June 29, 2001	66.2	65.8

Other capital	220.3	214.0

Retained earnings	848.3	802.3

Unearned compensation	(3.0)	(4.5)

Accumulated other comprehensive income	2.4	37.6

Total shareholders’ equity	1,134.2	1,115.2

	$1,833.9	$1,959.9

See Notes to Condensed Consolidated Financial Statements.

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three Quarters Ended

(In millions)	March 29,	March 30,
	2002	2001

Operating Activities
Net income (loss)	$56.0	$(7.7)
Adjustments to reconcile net income (loss) to net cash provided by and (used in) operating activities:
Depreciation and amortization	40.2	58.5
Non-current deferred income tax	22.1	(19.5)
Purchased in-process research & development	—	73.5
Gain on the sale of securities available for sale	(46.6)	(84.1)
Gain on the sale of GE Harris Energy Control Systems, LLC	(10.3)	—
(Increase) decrease in:
Accounts and notes receivable	44.2	(11.7)
Unbilled costs and inventories	32.5	(66.7)
Increase (decrease) in:
Accounts payable and accrued expenses	(48.2)	(23.3)
Advance payments and unearned income	18.4	5.5
Income taxes	(26.6)	19.1
Other	26.2	1.7

Net cash provided by (used in) operating activities	107.9	(54.7)

Investing Activities
Cash paid for acquired businesses	(8.6)	(125.9)
Additions of plant and equipment	(29.8)	(40.8)
Cash paid for strategic investments	(7.2)	(23.0)
Proceeds from the sale of securities available for sale	54.5	108.1
Proceeds from the sale of GE Harris Energy Control Systems, LLC	23.0	—

Net cash provided by (used in) investing activities	31.9	(81.6)

Financing Activities
Decrease in debt	(108.9)	(27.0)
Proceeds from sale of Common Stock	5.6	1.7
Purchase of Common Stock for treasury	—	(92.2)
Cash dividends	(9.9)	(10.0)

Net cash used in financing activities	(113.2)	(127.5)

Effect of exchange rate changes on cash and cash equivalents	1.3	1.1

Net increase (decrease) in cash and cash equivalents	27.9	(262.7)

Cash and cash equivalents at beginning of year	103.0	378.2

Cash and cash equivalents at end of quarter	$130.9	$115.5

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 29, 2002

Note A — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and changes in cash flows in conformity with accounting principles generally accepted in the United States. In the opinion of management, such financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the quarter and three quarters ended March 29, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information refer to the financial statements and notes to financial statements included in Harris’ Annual Report on Form 10-K for the fiscal year ended June 29, 2001.

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

In accordance with Statement 142, Harris discontinued the amortization of goodwill as of the beginning of the first quarter of fiscal 2002. A reconciliation of previously reported net income (loss) and net income (loss) per common share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

	Quarter Ended		Three Quarters Ended

	March 29,	March 30,	March 29,	March 30,
	2002	2001	2002	2001

	(In millions, except per share amounts)
Reported net income (loss)	$22.5	$11.1	$56.0	$(7.7)
Exclude goodwill amortization, net of income taxes of $2.1 and $5.7 for the quarter and three quarters ended March 30, 2001, respectively	—	3.9	—	10.5

Adjusted net income	$22.5	$15.0	$56.0	$2.8

Basic net income per common share:
Reported net income (loss)	$.34	$.17	$.85	$(.12)
Exclude goodwill amortization, net of income taxes	—	.06	—	.16

	$.34	$.23	$.85	$.04

Diluted net income per common share:
Reported net income (loss)	$.34	$.17	$.85	$(.12)
Exclude goodwill amortization, net of income taxes	—	.06	—	.16

	$.34	$.23	$.85	$.04

Note C — Non-Operating Income

The components of non-operating income are as follows:

	Quarter Ended		Three Quarters Ended

(In millions)	March 29,	March 30,	March 29,	March 30,
	2002	2001	2002	2001

Gains from the sale of securities available for sale	$16.2	$18.3	$50.3	$84.1

Write-downs of securities available for sale for other than temporary decreases in market value	(0.4)	—	(3.7)	—

Gain on the sale of GE Harris Energy Control Systems, LLC	—	—	10.3	—

Write-down of investment interest in Terion, Inc.	—	—	(10.0)	—

Royalty income (expense)	1.3	0.7	(3.7)	3.5

Equity income (loss)	—	(3.4)	7.3	(8.5)

Investments in marketing and technology projects and other items	(9.5)	(8.0)	(17.2)	(19.7)

	$7.6	$7.6	$33.3	$59.4

Note D — Comprehensive Earnings (Loss) and Accumulated Other Comprehensive Income

Comprehensive earnings (loss) for the quarter ended March 29, 2002 and March 30, 2001 were $10.6 million and $(33.5) million, respectively. Comprehensive earnings (loss) for the three quarters ended March 29, 2002 and March 30, 2001 were $20.8 million and $(224.1) million, respectively.

The components of accumulated other comprehensive income, net of related tax, at March 29, 2002 and June 29, 2001 are as follows:

(In millions)	March 29,	June 29,
	2002	2001

Net unrealized gains on securities available for sale	$28.8	$67.1

Foreign currency translation adjustments	(29.1)	(28.5)

Net unrealized gain (loss) on hedging activity	2.7	(1.0)

	$2.4	$37.6

Note E — Receivables

Receivables are summarized below:

(In millions)	March 29,	June 29,
	2002	2001

Accounts receivable	$415.0	$443.5

Notes receivable due within one year-net	22.4	31.0

	437.4	474.5

Less allowances for collection losses	18.8	22.9

	$418.6	$451.6

Note F — Inventories and Unbilled Costs

Inventories are summarized below:

(In millions)	March 29,	June 29,
	2002	2001

Finished products	$47.0	$52.9

Work in process	32.9	25.8

Raw materials and supplies	170.7	189.0

	$250.6	$267.7

Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $217.8 million at March 29, 2002 and $193.8 million at June 29, 2001.

Note G — Plant and Equipment

Plant and equipment are summarized below:

(In millions)	March 29,	June 29,
	2002	2001

Land	$12.3	$12.3

Buildings	274.7	273.1

Machinery and equipment	560.6	566.4

	847.6	851.8

Less allowances for depreciation	578.0	569.9

	$269.6	$281.9

Note H — Goodwill

Changes in the carrying amount of goodwill for the three quarters ended March 29, 2002, by operating segment, are as follows:

(In millions)	Government	RF	Microwave	Network	Broadcast
	Communications	Communications	Communications	Support	Communications	Other	Total

Balance as of June 30, 2001	$24.7	$6.0	$67.7	$13.4	$92.6	$10.7	$215.1

Goodwill related to operations that were sold during the period	(3.3)	—	—	—	—	(10.7)	(14.0)

Goodwill acquired during the period	—	—	—	—	7.7	—	7.7

Other (including translation and true-ups of previously estimated purchase price allocations)	(1.3)	—	1.7	—	2.7	—	3.1

Balance as of March 29, 2002	$20.1	$6.0	$69.4	$13.4	$103.0	$—	$211.9

Harris has other identifiable intangible assets related primarily to technology acquired through acquisitions. These other intangible assets included in “Other assets” on the condensed consolidated balance sheet were $12.7 million at March 29, 2002 and $11.6 million at June 29, 2001. Accumulated amortization related to identifiable intangibles was $2.0 million at March 29, 2002 and $0.8 million at June 29, 2001. Amortization expense related to identifiable intangible assets was $0.4 million for the quarter ended March 29, 2002 and $0.2 million for the quarter ended March 30, 2001. Amortization expense on these intangible assets was $1.2 million for the three quarters ended March 29, 2002 and $0.6 million for the three quarters ended March 30, 2001. The estimated amortization expense for the five fiscal years following fiscal 2001 is $1.6 million for each year and $5.9 million thereafter.

Note I — Net Income Per Share

Average outstanding shares used in the computation of net income (loss) per share are as follows:

	Quarter Ended		Three Quarters Ended

(In millions)	March 29,	March 30,	March 29,	March 30,
	2002	2001	2002	2001

Basic:

Weighted average shares outstanding	66.1	65.8	66.0	67.0

Contingently issuable shares	(0.1)	(0.1)	(0.1)	(0.1)

	66.0	65.7	65.9	66.9

Diluted:

Weighted average shares outstanding	66.1	65.8	66.0	67.0

Dilutive stock options	0.3	0.1	0.3	—

Contingently issuable shares	(0.1)	(0.1)	(0.1)	(0.1)

	66.3	65.8	66.2	66.9

The effect of dilutive stock options is not included in the computation for the three quarters ended March 30, 2001 because to do so would be antidilutive.

Note J — Reclassifications

Certain prior-year amounts have been reclassified on the financial statements to conform to current year classifications.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes is useful in understanding Harris’ operating results, cash flows and financial condition. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Condensed Consolidated Financial Statements and related notes appearing elsewhere in this report. Except for the historical information contained here, the discussions in this document contain forward-looking statements that involve risks and uncertainties. Harris’ actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under “Forward-Looking Statements.”

RESULTS OF OPERATIONS

Revenue for the third quarter of fiscal 2002 was $483.3 million, an increase of 0.8 percent compared to the third quarter of fiscal 2001. The increase in revenues resulted primarily from increased revenues in the Broadcast Communications, RF Communications, and Government Communications segments partially offset by decreased revenues in the Microwave Communications and Network Support segments. Income before income taxes in the third quarter of fiscal 2002 was $34.1 million compared to $17.0 million for the third quarter of fiscal 2001. The increase in earnings resulted primarily from growth in revenue and income in the Government Communications, RF Communications, and Broadcast Communications segments. Also, there is no amortization of goodwill in fiscal 2002 due to Harris’ implementation of FAS 142.

Revenue and Income Before Income Taxes by Segment

Harris is structured primarily around the markets it serves and operates in five business segments, which are Government Communications, RF Communications, Microwave Communications, Network Support and Broadcast Communications. “Corporate eliminations” represent the elimination of inter-segment sales.

Segment revenue and income before income taxes are as follows:

	Quarter Ended			Three Quarters Ended

			%			%
	March 29,	March 30,	Inc./	March 29,	March 30,	Inc./
(In millions)	2002	2001	(Dec.)	2002	2001	(Dec.)

REVENUE
Government Communications	$239.0	$210.6	13.5%	$675.5	$619.0	9.1%

RF Communications	67.3	57.5	17.0%	184.5	160.2	15.2%

Microwave Communications	71.8	108.9	(34.1)%	224.3	328.8	(31.8)%

Network Support	13.7	25.3	(45.8)%	43.0	98.3	(56.3)%

Broadcast Communications	93.3	77.8	19.9%	255.0	224.2	13.7%

Corporate eliminations	(1.8)	(0.8)	—	(4.1)	(3.9)	—

Total Revenue	$483.3	$479.3	0.8%	$1,378.2	$1,426.6	(3.4)%

INCOME BEFORE INCOME TAXES
Government Communications	$21.4	$18.9	13.2%	$60.3	$51.4	17.3%

% of revenue	9.0%	9.0%		8.9%	8.3%

RF Communications	13.3	7.9	68.4%	33.1	22.1	49.8%

% of revenue	19.8%	13.7%		17.9%	13.8%

Microwave Communications(1)	0.2	5.9	(96.6)%	(11.6)	(63.6)	(81.8)%

% of revenue	0.3%	5.4%		(5.2)%	(19.3)%

Network Support	(0.8)	(2.5)	(68.0)%	(7.2)	2.1	—

% of revenue	(5.8)%	(9.9)%		(16.7)%	2.1%

Broadcast Communications	8.2	3.9	110.3%	25.4	18.2	39.6%

% of revenue	8.8%	5.0%		10.0%	8.1%

Headquarters expense	(12.6)	(12.2)	3.3%	(37.1)	(29.1)	27.5%

Non-operating income	7.6	7.6	—	33.3	59.4	(43.9)%

Amortization of goodwill	—	(6.0)	—	—	(16.2)	—

Net interest	(3.2)	(6.5)	(50.8)%	(11.4)	(16.6)	(31.3)%

Total Income Before Income Taxes	$34.1	$17.0	100.6%	$84.8	$27.7	206.1%

% of revenue	7.1%	3.5%		6.2%	1.9%

(1)	The three quarters ended March 30, 2001 includes a $73.5 million write-off of purchased in-process research and development.

Government Communications Segment: Government Communications segment revenue in the third quarter of fiscal 2002 of $239.0 million increased 13.5 percent from the third quarter of fiscal 2001 and income before income taxes of $21.4 million represented an increase of 13.2 percent from the third quarter of fiscal 2001. Growth in the Government Communications segment underscores the general health of this business, which is expanding across all areas of airborne, spaceborne and ground communications. The segment’s operating margin continues to benefit from higher performance award fees from customers as well as the sale of Harris’ publishing systems business in the first quarter of fiscal 2002.

RF Communications Segment: Revenues from the RF Communications segment increased 17.0 percent in the third quarter of fiscal 2002 when compared to the same quarter of fiscal 2001. The business reported another record quarter due to the worldwide success of its Falcon II™ family of secure tactical radios, which has become a standard in many countries. In the quarter, the business won a $17 million contract from the U.S. Special Operations Command for high frequency (HF) radios from its Falcon II family of tactical radios. Other third quarter orders included a $21 million contract from the Uzbekistan Ministry of Defence and a $13 million contract from the Lithuanian Ministry of Defence. Through the first three quarters of the fiscal year, the business has posted orders of more than $50 million from Partnership of Peace countries. Income before income taxes increased from $7.9 million in the third quarter of fiscal 2001 to $13.3 million in the third quarter of fiscal 2002. The increase was due primarily to the higher sales volume and improved margins from the sales of Falcon II radios as these products gained manufacturing efficiencies.

Microwave Communications Segment: Revenues from the Microwave Communications segment decreased 34.1 percent in the third quarter of fiscal 2002 compared to the same quarter last year. In the Microwave Communications segment, economic conditions remained depressed in international markets, but Harris maintained its leadership position in a steady North American market. Sales were down sharply in international markets compared to a strong third quarter in the prior year as the lack of capital availability has stalled the buildout of telecom infrastructure. In spite of weak market conditions, Harris reported level sales in the North American market. Aggressive cost-reduction efforts implemented earlier in the year have taken hold, allowing the business to maintain its leading market position and continue a strong research and development program. This segment had $0.2 million of income before income taxes in the third quarter of fiscal 2002 versus losses of $11.8 million in the first two quarters of fiscal 2002. The improvement is primarily due to cost-cutting actions implemented in the first half of fiscal 2002.

Network Support Segment: Revenue from the Network Support segment declined 45.8 percent in the third quarter of fiscal 2002 when compared to the third quarter of fiscal 2001 as this segment continues to suffer from the collapse of the DSL build-out and weakened international markets. This segment had a $0.8 million loss before income taxes in the third quarter of fiscal 2002 compared to a loss of $2.5 million in the third quarter of fiscal 2001. Losses for the third quarter of fiscal 2002 were lower than the losses experienced in the first half of fiscal 2002 due to cost reduction programs implemented in this segment earlier in the fiscal year.

Broadcast Communications Segment: Revenues from the Broadcast Communications segment increased 19.9 percent in the third quarter of fiscal 2002 compared to the same quarter of fiscal 2001, largely as a result of the continuing transition of U.S. broadcasters to digital standards. Harris had strong sales of digital TV equipment, including the segment’s new low-power Ranger transmitters that are helping many smaller TV stations meet their entry-level FCC guidelines for new digital standards. Orders remained soft for automation and studio systems as broadcasters continued to delay discretionary purchases in response to low advertising revenues. In international markets, Harris provided digital transmitters and combiners to Nozema, the Netherlands Broadcasting Transmission Company, and installed a Harris automation system at 2nd Channel Authority, the organization responsible for all commercial television and radio channels in Israel. Income before income taxes for this segment increased from $3.9 million in the third quarter of fiscal 2001 to $8.2 million in the third quarter of fiscal 2002 due to the increased sales volume and higher margins on the segment’s digital television products.

Three Quarters Ended March 29, 2002: Revenue for the three quarters ended March 29, 2002 decreased 3.4 percent when compared to the three quarters ended March 30, 2001. The Network Support and Microwave Communications segments’ revenue decreased 56.3 percent and 31.8 percent, respectively, which was partially offset by revenue increases in the RF Communications, Broadcast Communications and Government Communications segments of 15.2 percent, 13.7 percent and 9.1 percent, respectively. Income before income taxes for the first three quarters of fiscal 2002 of $84.8 million increased 206.1 percent from $27.7 million in the first three quarters of fiscal 2001. The Government Communications segment’s income before income taxes increased 17.3 percent from $51.4 million for the three quarters ended March 30, 2001 to $60.3 million for the three quarters ended March 29, 2002. RF Communications segment’s income before income taxes increased 49.8 percent from $22.1 million for the three quarters ended March 30, 2001 to $33.1 million for the three quarters ended March 29, 2002. Broadcast Communications segment’s income before income taxes increased 39.6 percent from $18.2 million for the three quarters ended March 30, 2001 to $25.4 million for the three quarters ended March 29, 2002. Net interest expense of $11.4 million in the first three quarters of fiscal 2002 was also lower than an expense of $16.6 million in the first three quarters of fiscal 2001 due primarily to lower borrowings and interest rates on short-term debt. The remaining increase in income before income taxes was due primarily to a $73.5 million write-off of purchased in-process research and development in fiscal 2001 related to Harris’ acquisition of WavTrace, Inc., which was reflected in the Microwave Communications segment. Also, there is no amortization of goodwill in fiscal 2002 due to Harris’ implementation of FAS 142. These increases in income before income taxes were partially offset by lower income before income taxes in the Network Support and Microwave Communications segments, excluding the impact of the $73.5 million purchased in-process research and development write-off. The results for the first three fiscal quarters of 2001 also benefited from higher non-operating income related to excess gains from the sale of marketable securities.

Comparative Statement of Income

Harris’ comparative statement of income is as follows:

	Quarter Ended			Three Quarters Ended

			%			%
	March 29,	March 30,	Inc./	March 29,	March 30,	Inc./
(In millions)	2002	2001	(Dec.)	2002	2001	(Dec.)

Revenue	$483.3	$479.3	0.8%	$1,378.2	$1,426.6	(3.4)%

Cost of revenue	(354.3)	(352.6)	0.5%	(1,018.9)	(1,050.7)	(3.0)%

Gross margin	129.0	126.7	1.8%	359.3	375.9	(4.4)%

% of revenue	26.7%	26.4%		26.1%	26.3%

Engineering, selling and administrative expenses	(99.3)	(104.8)	(5.2)%	(296.4)	(301.3)	(1.6)%

% of revenue	20.5%	21.9%		21.5%	21.1%

Amortization of goodwill	—	(6.0)	—	—	(16.2)	—

Purchased in-process research and development	—	—	—	—	(73.5)	—

Non-operating income	7.6	7.6	—	33.3	59.4	(43.9)%

Interest income	2.9	2.5	16.0%	9.6	10.0	(4.0)%

Interest expense	(6.1)	(9.0)	(32.2)%	(21.0)	(26.6)	(21.1)%

Income before income taxes	34.1	17.0	100.6%	84.8	27.7	206.1%

% of revenue	7.1%	3.5%		6.2%	1.9%

Income taxes	(11.6)	(5.9)	96.6%	(28.8)	(35.4)	(18.6)%

Net income (loss)	$22.5	$11.1	102.7%	$56.0	$(7.7)	—

% of revenue	4.7%	2.3%		4.1%	(0.5)%

Gross Margin: Gross margin as a percent of revenue was 26.7 percent in the third quarter of fiscal 2002 compared to 26.4 percent in the third quarter of fiscal 2001. The increase is due primarily to improved margins as a percent of sales related to the RF Communications, Broadcast Communications and Network Support segments’ products. These increases were offset partially by lower sales volume in the high margin Network Support segment’s products.

Engineering, Selling and Administrative Expenses: Engineering, selling and administrative expenses decreased $5.5 million and as a percent of revenue decreased from 21.9 percent in the third quarter of fiscal 2001 to 20.5 percent in the third quarter of fiscal 2002. The decrease was due primarily to cost reduction measures implemented earlier in fiscal 2002 in the Microwave Communications and Network Support segments.

Non-Operating Income: Non-operating income was flat at $7.6 million in the third quarter of fiscal 2002 and fiscal 2001. Although there were lower gains from the sale of marketable securities available for sale in the third quarter of fiscal 2002 versus the third quarter of fiscal 2001 there were losses from equity investments in the third quarter of fiscal 2001 of $3.4 million while there were no such losses in the third quarter of fiscal 2002.

Interest Income and Interest Expense: Interest income of $2.9 million in the third quarter of fiscal 2002 increased 16.0 percent from interest income of $2.5 million in the third quarter of fiscal 2001. Interest expense decreased from $9.0 million in the third quarter of fiscal 2001 to $6.1 million in the third quarter of fiscal 2002 due to the lower borrowing and interest rates on short-term debt.

Income Taxes: The provision for income taxes as a percentage of pretax income was 34.0 percent in the third quarter of fiscal 2002 compared to 35.0 percent in the third quarter of fiscal 2001. Both fiscal 2002 and fiscal 2001 tax rates were lower than the federal and state statutory rate and benefited from tax rates on foreign source income and export sales, which offset the additional provision needed for state income taxes.

Return on Revenue: Net income as a percentage of revenue was 4.7 percent in the third quarter of fiscal 2002 versus 2.3 percent in the third quarter of fiscal 2001. The improvement was due primarily to the reasons previously discussed.

Three Quarters Ended March 29, 2002: The gross margin as a percent of revenue was 26.1 percent in the first three quarters of fiscal 2002 compared to 26.3 percent in the first three quarters of fiscal 2001. The decrease was due primarily to a lower mix of sales in the Network Support segment’s products as well as a reduction in overall Network Support segment’s margins, which also resulted from the drop off in revenues for these products.

Engineering, selling and administrative expenses as a percent of revenue were 21.5 percent in the first three quarters of fiscal 2002 versus 21.1 percent in the first three quarters of fiscal 2001. The increase as a percentage of revenue was due primarily to planned costs expensed in the first two quarters of fiscal 2002 associated with a workforce reduction in the Microwave Communications segment.

The first three quarters of fiscal 2002 showed net income of $56.0 million versus a net loss in the first three quarters of fiscal 2001 of $7.7 million. This change was due primarily to the changes discussed under the “Revenue and Income Before Income Taxes by Segment” caption above.

Liquidity and Financial Position

Harris’ comparative financial position is as follows:

	As of	As of
	March 29,	June 29,	Percent
	2002	2001	Increase/
(In millions, except per share amounts)	(unaudited)	(audited)	(Decrease)

Cash and cash equivalents	$130.9	$103.0	27.1%

Marketable securities	78.2	146.8	(46.7)%

Other current assets	944.7	972.2	(2.8)%

Current liabilities	386.6	460.3	(16.0)%

Working capital	$767.2	$761.7	0.7%

Goodwill	$211.9	$215.1	(1.5)%

Non-current deferred income taxes (asset)/liability	$2.6	$(19.5)	—

Total debt	$310.5	$419.4	(26.0)%

Total shareholders’ equity	$1,134.2	$1,115.2	1.7%

Total debt as a % of total capital	21.5%	27.3%

Book value per share	$17.14	$16.94	1.2%

Net cash provided by (used in) operating activities: Net cash provided by operating activities was $107.9 million for the first three quarters of fiscal 2002 compared to net cash used in operating activities of $54.7 million for the first three quarters of fiscal 2001. The improvement in cash flows from operating activities is due primarily to improved cash flows related to unbilled costs, inventories and accounts and notes receivable. During the first three quarters of fiscal 2002, working capital reduction programs as well as sales volume decreases in the Network Support and Microwave Communications segments led to decreases in inventories and accounts and notes receivable. The increase in unbilled costs, inventories and notes receivable in the first three quarters of fiscal 2001 resulted primarily from the Broadcast Communications and Microwave Communications segments’ sales volume increases. This improvement was partially offset by a reduction in cash flows as a result of lower accounts payable on lower volumes, and a reduction in accrued salaries and wages due to the timing of payroll, profit sharing and annual incentive payments in the first three quarters of fiscal 2002.

Free cash flow for Harris (cash from operating activities combined with proceeds from the sales of securities available for sale and reduced by additions of plant and equipment) was a positive $132.6 million for the first three quarters of fiscal 2002, which is comparable to a positive $12.6 million for the first three quarters of the prior year.

Net cash provided by (used in) investing activities: Net cash provided by investing activities was $31.9 million for the first three quarters of fiscal 2002 compared to net cash used in investing activities of $81.6 million for the first three quarters of fiscal 2001. Cash provided by investing activities in the first three quarters of fiscal 2002 was due primarily to the proceeds from the sale of securities available for sale of $54.5 million and $23.0 million of proceeds from the sale of Harris’ minority interest in its GE Harris Energy Controls Systems, LLC joint venture. The improvement in cash flows from investing activities for the first three quarters of fiscal 2002 when compared to the first three quarters of fiscal 2001 is due primarily to the $125.9 million cash paid for the acquisition of WavTrace, Inc. in fiscal 2001 and the $23.0 million of proceeds from the sale of Harris’ minority interest in its GE Harris Energy Controls Systems, LLC joint venture in fiscal 2002. These improvements were partially offset by a $53.6 million decrease in the proceeds from the sale of securities available for sale.

Net cash used in financing activities: Net cash used in financing activities decreased from $127.5 million for the first three quarters of fiscal 2001 to $113.2 million for the first three quarters of fiscal 2002. The decrease is attributable to Harris using $92.2 million to repurchase shares of its common stock during fiscal 2001. Also, the proceeds from the sale of common stock increased $3.9 million, which was offset by a larger decrease in debt in the first three quarters of fiscal 2002 ($108.9 million) versus the first three quarters of fiscal 2001 ($27.0 million).

Cash and cash equivalents: Cash increased from $103.0 million as of June 29, 2001 to $130.9 million as of March 29, 2002 due primarily to cash provided by operating activities as noted above as well as cash receipts related to the sale of Harris’ minority interest in its GE Harris Energy Controls Systems, LLC joint venture of $23.0 million and the sale of securities available for sale of $54.5 million. These increases were partially offset by a $108.9 million reduction in debt, $29.8 million additions of plant and equipment, $9.9 million cash dividends paid and $8.6 million paid for the acquisition of Hirschmann Multimedia Communications Network. Harris plans to use its cash and marketable securities for general corporate purposes in the future, including marketing and research and development projects, acquisitions and repurchases of its common stock.

Credit arrangements: Harris has available syndicated credit facilities with various banks that provide for borrowings up to $325.5 million. The credit facilities consist of a $212.5 million 3-Year Credit Agreement, which expires in May of 2004 and a $113.0 million 364-Day Credit Agreement, which expires in May of 2003. Harris recently extended its 364-Day Credit Agreement and also lowered the commitments thereunder as its cash position has continued to strengthen. Interest rates on borrowings under these facilities and related fees are determined by a pricing matrix based upon Harris’ long-term debt rating assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. Harris is not required to maintain compensating balances in connection with these agreements. At March 29, 2002 no amounts were borrowed under its credit facilities, however, availability of borrowings under these facilities are required in order for Harris to be able to issue commercial paper. The covenants contained in these facilities include, among others, maintenance of consolidated tangible net worth of not less than $747 million (which amount was initially $700 million and is subject to further increase), maintenance of a debt to earnings ratio and a limit on total debt to $800 million. Harris also has an effective shelf registration filed with the Securities and Exchange Commission, which provides for the issuance of debt securities of up to $500 million.

Management currently believes that existing cash, funds generated from operations, sales of marketable securities, the credit facilities and access to the public and private debt markets will be sufficient to provide for

Harris’ anticipated requirements for working capital, capital expenditures and any stock repurchases under the current repurchase program for the next twelve months. Harris’ debt is currently rated “BBB” by Standard and Poor’s Rating Group and “Baa2” by Moody’s Investors Service. There are no assurances that our credit ratings will not be reduced in the future. If Harris’ credit rating is lowered below “investment grade” then Harris may not be able to issue short-term commercial paper, but would instead need to borrow under its other credit facilities or to look for other alternatives.

Marketable securities: Marketable securities decreased from $146.8 million as of June 29, 2001 to $78.2 million as of March 29, 2002. The decrease was primarily due to Harris’ sale of a portion of its holdings in Intersil Corporation and a reduction in the quoted market price of Intersil Corporation stock.

Working capital: Working capital increased 0.7 percent from $761.7 million as of June 29, 2001 to $767.2 million as of March 29, 2002. The $5.5 million increase was due primarily to increases in cash and cash equivalents and a reduction of current liabilities, which were partially offset by reductions in marketable securities, receivables, unbilled costs and inventories.

Goodwill: Goodwill decreased from $215.1 million as of June 29, 2001 to $211.9 million as of March 29, 2002. The decrease was due primarily to the write-off of goodwill associated with Harris’ minority interest in its GE Harris Energy Controls Systems, LLC joint venture, which was sold during the first quarter of fiscal 2002. This decrease was partially offset by goodwill recorded as a result of the acquisition of Hirschmann Multimedia Communications Network. In determining the amount of goodwill associated with the Hirschmann Multimedia Communications Network acquisition, estimates were used pending a final allocation of the purchase price, which should be completed before the end of fiscal 2002. In determining the amount of the purchase price allocated to intangibles from acquisitions, Harris uses established valuation techniques used in the communications technology industry, which include present value calculations of future cash flows.

Non-current deferred income taxes: The asset related to non-current deferred income taxes was $19.5 million as of June 29, 2001 versus a $2.6 million liability as of March 29, 2002.

Total debt and capitalization: Total debt decreased from $419.4 million as of June 29, 2001, representing 27.3 percent of total capital (defined as the sum of total debt plus shareholders’ equity) to $310.5 million as of March 29, 2002, representing 21.5 percent of total capital.

Purchase of Common Stock for treasury: Harris used $92.2 million to repurchase 3.2 million shares of its common stock in the first three quarters of fiscal 2001. Harris did not repurchase any shares of its common stock in the first three quarters of fiscal 2002. Harris’ Board of Directors has approved a share repurchase program which authorizes the repurchase of up to 15 million shares through open market transactions, in negotiated block transactions or pursuant to tender offers. Harris still has a remaining authorization to repurchase an additional 1.7 million shares under this repurchase program.

Additions of plant and equipment: Additions of plant and equipment in the first three quarters of fiscal 2002 were $29.8 million versus $40.8 million in the first three quarters of fiscal 2001 with no single large items accounting for the reduction. Total additions for Harris in fiscal 2002 are expected to be approximately $60 million.

Outlook

Harris continues to benefit from a good balance between government and commercial communications businesses. Strong performance in the Government Communications, RF Communications and Broadcast Communications segments has helped Harris overcome the downturn in markets for Microwave Communications and Network Support segments’ products. International telecom markets remain weak and recovery is likely to be slow. However, a sustained buildup in U.S. government spending is now underway and the rollout of digital television and related equipment upgrades are expected to continue for the next several years. These market factors, combined with Harris’ product positioning and aggressive cost reduction programs, provide Harris with good market visibility and the confidence to achieve growth in earnings.

Forward-Looking Statements

This report contains forward-looking statements that reflect management’s current expectations, assumptions, and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements may be identified by their use of forward-looking terminology, such as “believes”, “expects”, “may”, “should”, “would”, “will”, “intends”, “plans”, “estimates”, “anticipates” and similar words. Harris cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those matters expressed in or implied by such forward-looking statements. Harris’ consolidated results and the forward-looking statements could be affected by many factors, including:

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

The forward-looking statements contained in this report are made as of the date of filing of this Form 10-Q and Harris disclaims any intention or obligation to update or revise any forward-looking statements or to update the reasons why actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Harris, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates, fluctuations in the market value of its equity securities available for sale and changes in interest rates. Harris employs established policies and procedures governing the use of financial instruments to manage its exposure to such risks.

Harris uses foreign exchange contracts and options to hedge both balance sheet and off-balance sheet foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers, and intercompany loans. Management believes the use of foreign currency financial instruments should reduce the risks, which arise from doing business in international markets. Contracts are generally for one year or less. At March 29, 2002, Harris had open foreign exchange contracts with a notional amount of $64.6 million, of which $32.0 million were classified as cash flow hedges and $32.6 million were classified as fair value hedges. This compares to total foreign exchange contracts with a notional amount of $43.0 million as of June 29, 2001, of which $6.3 million were classified as cash flow hedges and $36.7 million were classified as fair value hedges.

More specifically, the foreign exchange contracts classified as cash flow hedges as of March 29, 2002 are primarily being used to hedge currency exposures from cash flows anticipated from the United Kingdom Bowman Programme in Harris’ RF Communications segment. This contract was awarded in the second quarter of fiscal 2002 for Harris’ tactical radio products. Under the contract, the customer pays in Pounds Sterling (“GBP”). Harris also has payments to local suppliers in GBP on this program. Harris has hedged the forecasted sales and vendor payments denominated in GBP to maintain Harris’ anticipated profit margin in U.S. dollars. As of March 29, 2002, Harris estimated that a pretax gain of $0.8 million would be reclassified into earnings from comprehensive income within the next twelve months related to these transactions. The net gain or loss included in our earnings for the first three quarters of fiscal 2002 and 2001 representing the amount of fair value and cash flow hedges’ ineffectiveness was not material. No amounts were recognized in our earnings for the first three quarters of fiscal 2002 and 2001 related to the component of the derivatives instruments’ gain or loss excluded from the assessment of hedge effectiveness. In addition, no amounts were recognized in our earnings for the first three quarters of fiscal 2002 and 2001 related to hedged firm commitments that no longer qualify as fair value hedges. No material reclassification of gains and losses into earnings from comprehensive income is expected to result from transactions or events related to commitments to customers or suppliers within the next twelve months. All of these derivatives were recorded at their fair value on the balance sheet as of March 29, 2002 in accordance with FAS 133.

Factors that could impact the effectiveness of Harris’ hedging programs include accuracy of sales estimates, volatility of currency markets, and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for Harris’ foreign currency derivatives held at March 29, 2002 would have an impact of approximately $4.7 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of Harris’ foreign denominated assets, liabilities and firm commitments.

Harris has a portfolio of marketable equity securities available for sale. These investments result from the retained interest in sold or spun-off businesses and the investment into start-up companies that have technology or products that are of interest to Harris. The fair market value of these securities at March 29, 2002 was $78.2 million, compared to $146.8 million at June 29, 2001. This decrease was due primarily to the sale of some of these investments in the first three quarters of fiscal 2002 and a decrease in these securities’ quoted market prices. The corresponding unrealized gain is included as a component of shareholders’ equity. These investments historically have had higher volatility than most market indices. A 10 percent adverse change in the quoted market price of marketable equity securities would have an impact of approximately $7.8 million on the fair market value of these securities.

Harris utilizes option contracts in the form of cashless collars to hedge anticipated cash flows from the sale of marketable securities. Contracts are generally one year or less. At March 29, 2002, Harris had open option contracts for 475,000 shares of Intersil Corporation stock at a weighted average strike price of $34.73, which compares to 850,000 shares at a weighted average strike price of $32.35 as of June 29, 2001. All of these collars were classified as cash flow hedges and recorded at their fair value on the balance sheet in accordance with FAS 133. The fair market value of these collars reflected in other assets on the condensed consolidated balance sheet was $3.4 million at March 29, 2002 and $1.8 million at June 29, 2001. Factors that could impact the effectiveness of Harris’ hedging programs include accuracy of cash flow estimates, volatility of security markets, and the cost and availability of hedging instruments. A 10 percent adverse change in the quoted market price of marketable equity securities would have an impact of approximately $1.1 million on the fair value of such instruments.

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

(i) First Amendment to Credit Agreement (364-Day), dated as of May 8, 2002, among Harris Corporation as Borrower, SunTrust Bank as Administrative Agent and lender and the other lender’s party thereto.

(ii) Acknowledgment Letter Regarding Maturity Extension of Credit Agreement (364-Day), dated as of May 8, 2002, between SunTrust Bank as Administrative Agent and Harris Corporation as Borrower.

(12)	Ratio of Earnings to Fixed Charges.

(b)	Reports on Form 8-K:

Harris filed with the Commission a Current Reports on Form 8-K on March 8, 2002 relating to earnings per share guidance for the fiscal year ended June 28, 2002 and earnings per share guidance for 2003.

Items 1, 2, 3, 4, and 5 of Part II are not applicable and have been omitted.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS CORPORATION (Registrant)

Date: May 10, 2002	By:/s/ Bryan R. Roub Bryan R. Roub Senior Vice President & Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No.
Under Reg.
S-K, Item 601	Description

(10)	Material Contracts:
(i) First Amendment to Credit Agreement (364-Day), dated as of May 8, 2002, among Harris Corporation as Borrower, SunTrust Bank as Administrative Agent and lender and the other lender’s party thereto.

(ii) Acknowledgment Letter Regarding Maturity Extension of Credit Agreement (364-Day), dated as of May 8, 2002, between SunTrust Bank as Administrative Agent and Harris Corporation as Borrower.

(12)	Ratio of Earnings to Fixed Charges