Form 10-K/A
period 2001-06-29
HARRIS CORP /DE/
filed 2002-06-04
CIK 202058

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

      Documents Incorporated by Reference:

      Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on October 26, 2001 are incorporated by reference into Part III of this Annual Report on Form 10-K/A to the extent described therein.

HARRIS CORPORATION AND SUBSIDIARY COMPANIES

ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR ENDED JUNE 29, 2001

			Page No.

Part I:
ITEM	1.	Business	1
ITEM	2.	Properties	13
ITEM	3.	Legal Proceedings	14
ITEM	4.	Submission of Matters to a Vote of Security Holders	15
Executive Officers of the Registrant			16

Part II:
ITEM	5.	Market for the Registrant’s Common Equity and Related Stockholder Matters	19
ITEM	6.	Selected Financial Data	20
ITEM	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
ITEM	7A.	Quantitative and Qualitative Disclosure About Market Risk	37
ITEM	8.	Financial Statements and Supplementary Data	37
ITEM	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	37

Part III:
ITEM	10.	Directors and Executive Officers of the Registrant	38
ITEM	11.	Executive Compensation	38
ITEM	12.	Security Ownership of Certain Beneficial Owners and Management	38
ITEM	13.	Certain Relationships and Related Transactions	38

Part IV:
ITEM	14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	39

Signatures			43

Financial Statements and Supplementary Data			44

Forward-Looking Statements

      The Business section and other parts of this Annual Report on Form 10-K/A contain forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Harris Corporation and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements of the plans, strategies, and objectives of management for future operations; any statements concerning new products, services, or developments; any statements regarding future economic conditions, performance, or outlook; statements of belief or expectation; and any statement of assumptions underlying any of the foregoing. Factors that might cause such difference include, but are not limited to, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

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

      Acquisition of WavTrace, Inc. In August 2000, Harris acquired WavTrace, Inc., a developer of broadband microwave radio systems for high-speed wireless access to the Internet and other data, voice, and video services. Prior to the acquisition, Harris owned slightly less than 20 percent of WavTrace. The purchase price for the remaining 80 percent was valued at $144.0 million. For a discussion of WavTrace and its technology, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. This business is being operated within Harris’ Microwave Communications segment.

      Acquisition of Exigent International, Inc. In May 2001, Harris acquired Exigent International, Inc., a provider of professional services and software support to government agencies for the management of satellite command and control, telecommunications and information technology programs. The purchase price was $34.7 million. This business is being operated within Harris’ Government Communications segment.

      Acquisition of Hirschmann Multimedia Communications Network Business. In fiscal 2001, Harris entered into agreements to acquire the Hirschmann Multimedia Communications Network Business, a leader in European-standard digital video television and digital audio broadcast radio transmitters and digital cable systems with annual sales of $26.0 million. The transaction was completed at the start of the first quarter of fiscal 2002. This business is being operated within Harris’ Broadcast Communications segment.

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

General

      Harris structures its operations around five segments: the Government Communications segment, the RF Communications segment, the Microwave Communications segment, the Network Support segment and the Broadcast Communications segment. Each of Harris’ five segments, which are referred to by Harris as “divisions”, have been organized on the basis of specific communications markets. For the most part, each operating segment has its own marketing, engineering, manufacturing, and product service and maintenance organization. Harris produces most of the products it sells, except for certain broadcast products sold by the Broadcast Communications segment, which products are sourced from a variety of manufacturers. Reference is made to the Note Business Segments in the Notes to Financial Statements for further information with respect to business segments.

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

RF Communications Segment

      The RF Communications segment serves the tactical radio market and sells primarily to domestic governmental and law enforcement agencies and foreign governments’ defense agencies through the U.S. government’s foreign military sales (FMS) program. The RF Communications segment’s principal products and services include:

•	high frequency (HF), very high frequency (VHF), ultra-high frequency (UHF), and multiband radio equipment and systems for man-transportable, mobile, strategic fixed-site, and shipboard applications,

•	the Falcon IITM, family of multiband, HF, VHF, and UHF software-driven tactical radios which support a variety of wireless communications protocol for high-data-rate applications,

•	information security products and systems including custom integrated circuits and encryption modules for secure radio communications, and

•	tactical networking systems.

Microwave Communications Segment

      The Microwave Communications segment serves the microwave communications market in both North America and international markets, particularly in Latin America, Europe and Asia Pacific. Customers include cellular and PCS service providers as well as private network users such as electric utilities, railroads, local governments, and emergency service operations. The Microwave Communications segment’s principal products and services include:

•	the MicroStar® and GalaxyTM, families of digital point-to-point microwave radios ranging from low-frequency products to high-frequency, high-capacity systems,

•	the ClearBurstTM, MB broadband wireless access point-to-multipoint digital radio which operates in the 3.5 and 10.5 GHz frequencies, which is well suited for high-speed data and telephony applications for the small and medium enterprise and small office and home office customers seeking wireless “last mile” access to high-quality voice and high-speed Internet service,

•	the MegaStar® digital radio operating in the 5, 6, 7, 8, and 11 GHz frequencies with features that eliminate test equipment requirements and reduce network installation and operations costs,

•	the ConstellationTM, family of point-to-point digital radios designed for low cost network applications,

•	high-capacity radios compatible with SONET/SDH standards, and

•	the AuroraTM, family of spread-spectrum radios designed to meet customer needs for unlicensed frequency bands and which is well suited for LAN/WAN, cellular, PCS/PCN, private wireless, and Internet access systems.

Network Support Segment

      The Network Support segment serves the telephone test systems and tools and network management systems market. Customers are companies that have primarily large, multimedia communications networks such as telecom service providers. The Network Support segment’s principal products and services include:

•	the NetBoss® integrated communications network management platform that supports wireless, wireline, and Internet services and helps service providers manage, streamline, and automate associated business functions such as billing,

•	stand-alone line test systems that provide tools needed to address installation, maintenance, and fault management requirements,

•	portable records verification and correction systems that test cable plant records,

•	telecommunications services management software applications for enterprises,

•	handheld test sets for qualification and testing,

•	industry-standard installation and maintenance tools and test sets for telecommunication technicians, and

•	Enterprise Solution, which is an integrated software solution designed to help medium to large businesses reduce costs and more efficiently manage their communications networks and enables IT managers to rapidly configure services from a central location.

Broadcast Communications Segment

      The Broadcast Communications segment serves the digital and analog television and radio transmission products and systems, automation and control systems, and studio products and services markets. Customers are television and radio broadcasters. The Broadcast Communications segment’s principal products and services include:

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

Financial Information About Business Segments

      The financial results shown in the following table are presented to comply with current financial accounting standards relating to Harris’ business segment reporting. Information concerning the identifiable assets of Harris’ business segments is contained in the Note Business Segments in the Notes to Financial Statements. In calculating income before income taxes, allocation of certain expenses among the business segments involves the exercise of business judgment. Intersegment sales, which are insignificant, are accounted for at prices comparable to those paid by unaffiliated customers. For prior periods, Harris reported on a two-segment basis. To conform to the current five-segment basis, prior period segment financial information contained in this report has been restated.

REVENUE AND INCOME BEFORE INCOME TAXES BY BUSINESS SEGMENT*

(In millions)

	Fiscal Year Ended

	June 29, 2001	June 30, 2000	July 2, 1999

Revenue
Government Communications	$848.3	$815.9	$813.2
RF Communications	223.1	220.4	187.0
Microwave Communications	430.0	309.4	281.4
Network Support	122.0	211.6	238.4
Broadcast Communications	336.7	257.7	233.4
Corporate Eliminations	(5.0)	(7.6)	(9.9)

Total	$1,955.1	$1,807.4	$1,743.5

Income Before Income Taxes
Government Communications	$70.9	$58.1	$52.1
RF Communications	32.5	27.3	21.6
Microwave Communications	(58.8)	9.1	6.3
Network Support	(0.6)	(67.1)	13.3
Broadcast Communications	35.0	7.9	(2.8)
Headquarters Expense	(42.9)	(36.7)	(31.0)
Non-Operating Income	80.0	48.2	19.3
Amortization of Goodwill	(22.2)	(10.5)	(4.3)
Net Interest	(21.5)	2.2	3.5

Total	$72.4	$38.5	$78.0

*	Fiscal 2001 Non-Operating Income includes a $33.4 million gain from the sale of Harris’ minority interest in its GE-Harris Railway Electronics, LLC joint venture and a $20.1 million write-down of marketable securities. The results for the Microwave Communications segment include a $73.5 million purchased in-process research and development write-off in fiscal 2001. Network Support segment’s fiscal 2000 results include a $41.0 million restructuring expense. Broadcast Communications segment’s fiscal 2000 results include a $10.7 million purchased in-process research and development write-off. Broadcast Communications segment results also include a $20.6 million special charge for litigation settlement costs in fiscal 1999. Results include a $5.1 million restructuring expense in fiscal 1999 which is included in Headquarters Expense.

Description of Business

Government Communications Segment

      The Government Communications segment of Harris is engaged in advanced research, design, development, and production of communication, information processing, and electronic products, services, systems, and sub-systems for government and commercial organizations in the United States and internationally, and for Harris’ commercial segments. The Government Communications segment specializes in airborne, spaceborne, shipboard, and ground communications for military and government agencies and their prime contractors. Applications of the segment’s state-of-the-art technologies include:

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

      Sales in fiscal 2001 for this business segment increased 4.0 percent to $848.3 million from $815.9 million in fiscal 2000. Income before income taxes increased 22.0 percent. This segment contributed 43 percent of Harris’ total sales from continuing operations in fiscal 2001, 45 percent in fiscal 2000, and 47 percent in fiscal 1999.

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

      The segment is a major supplier of custom ground-based systems and software designed to collect, store, retrieve, process, analyze, display, and distribute information for government, defense, and law enforcement applications, including meteorological data processing systems and range management information systems. The segment also provides computer controlled electronic maintenance, logistic, simulation, and test systems for military aircraft, ships, and ground vehicles and provides sophisticated ground-based and shipboard command, control, communication, and intelligence systems, products, and services for many government end-users. The segment’s electronic products enable high-speed communications for platforms such as the USAF F-22 air superiority fighter and the Army’s Commanche advanced armed reconnaissance helicopter. The segment is also supplying portions of the communications systems for the U.S. National Missile Defense program and has won follow-on awards for the U.S. Army’s Multiple Launch Rocket system program.

      Specific examples of technology developed by the segment include the development of a family of wideband digital links to support the transmission of radar, imagery, and video from reconnaissance aircraft, unmanned aerial vehicles, and satellites and the development of a digital map that electronically displays real-time terrain, flight paths, and target locations for fighter helicopters. The segment also has extensive expertise in microelectronics, microelectronic machines, and advanced wireless tracking technology and is developing secure wireless LAN products for battlefield applications and advanced modems for use in high-bandwidth efficient systems.

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

      Harris recently concluded the sale of its minority interest in two joint ventures with the General Electric Company. Harris sold its interest in GE-Harris Railway Electronics, LLC to General Electric in the fourth quarter of fiscal 2001 and concluded the sale of its interest in GE-Harris Energy Controls Systems, LLC to General Electric in the first quarter of fiscal 2002. In fiscal 2001, General Electric and Harris also terminated the GE-Harris Aviation Information Solutions, LLC joint venture.

      In August 2001, Harris also completed the sale of 90 percent of its interest in its Harris Publishing Systems and Baseview Products subsidiaries. The sale price of $8.5 million is subject to adjustment. These subsidiaries had revenues of approximately $21 million in fiscal 2001.

      Most of the sales of the Government Communications segment are made directly or indirectly to the United States government under contracts or subcontracts containing standard government contract clauses providing for redetermination of profits, if applicable, and for termination for the convenience of the government or for default of the contractor. These sales consist of a variety of contracts and programs with various governmental agencies, with no single program accounting for 10 percent or more of total Harris sales. The segment’s contracts and backlog include both cost reimbursement and fixed priced contracts.

      The backlog of unfilled orders for this segment of Harris’ business was $405 million at July 27, 2001, a substantial portion of which is expected to be filled during the 2002 fiscal year, compared with $360 million a year earlier.

RF Communications Segment

      The RF Communications segment is a leading supplier of radio communication products, systems, and services. The segment offers a comprehensive line of radios and products for commercial, military, and government applications. This segment is a leader in lightweight, man-portable, and mobile radios for tactical radio product and services worldwide.

      Principal customers for the segment’s products and services include foreign and domestic governmental and law enforcement agencies and foreign governments’ defense agencies.

      Major products and services offered by the RF Communications segment include:

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

      Sales in fiscal 2001 for the RF Communications segment increased 1.2 percent over fiscal 2000. Segment income before income taxes was $32.5 million in fiscal 2001, compared to $27.3 million in fiscal 2000. The RF Communications segment contributed 12 percent of Harris’ total sales from continuing operations in fiscal 2001, 12 percent in fiscal 2000, and 11 percent in fiscal 1999.

      In general, the segment’s domestic products are sold and serviced directly to customers through its sales organizations and through established distribution channels. Internationally, the segment markets and sells its products and services through regional sales offices and established distribution channels. See “International Business.”

      The backlog of unfilled orders for this segment of Harris’ business was $136 million at July 27, 2001, substantially all of which is expected to be filled during the 2002 fiscal year, compared with $127 million a year earlier.

Microwave Communications Segment

      The Microwave Communications segment is a leading producer of digital and analog microwave communication products and systems in North America and is expanding its international presence in such markets, particularly in Latin America, Europe and Asia Pacific. This segment focuses on two primary applications for microwave: (1) links to connect cellular and PCS sites, and (2) private network and competitive network applications. Private network applications include electric utilities, railroads, local governments, and emergency service operations where the public telephone network is not reliable, does not exist, or is not sufficiently secure. This segment also focuses on high-frequency communications and provides broadband wireless access to the latest Internet, voice, data, and video applications, including millimeter wave technology. The segment’s broadband wireless access products have dynamic bandwith-on-demand allocation capabilities which allow a single wireless link to serve many subscribers. The segment’s broadband wireless access products include both point-to-point and point-to-multipoint platforms.

      Principal customers for the segment’s products and services include domestic and international cellular and PCS service providers as well as private network users.

      Major products, systems, and services offered by the Microwave Communications segment include:

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

      The segment is an industry leader in microwave systems and service capabilities. The segment designs and implements total network solutions to include integration, site surveys, RF planning, and training.

      The segment is also developing a high-frequency, point-to-multipoint product, the ClearBurst™ GB, which is intended to deliver broadband wireless service to businesses requiring a large number of access channels for data and voice traffic.

      Sales in fiscal 2001 for the Microwave Communications segment increased 39.0 percent over fiscal 2000. The segment’s loss before income taxes was $58.8 million in fiscal 2001, compared to $9.1 million income before income taxes in fiscal 2000. The fiscal 2001 loss was impacted by a $73.5 million purchased in-process research and development write-off related to the acquisition of WavTrace. The Microwave Communications segment contributed 22 percent of Harris’ total sales from continuing operations in fiscal 2001, 17 percent in fiscal 2000, and 16 percent in fiscal 1999.

      In general, the segment’s domestic products are sold and serviced directly to customers through its sales organizations and through established distribution channels. Internationally, the segment markets and sells its products and services through regional sales offices and established distribution channels. See “International Business.”

      The backlog of unfilled orders for this segment of Harris’ business was $113 million at July 27, 2001, substantially all of which is expected to be filled during the 2002 fiscal year, compared with $138 million a year earlier.

Network Support Segment

      The Network Support segment provides a complete range of products and systems to test, manage, and enhance communications network infrastructures. The segment supplies telecommunication products and systems, including automated line and telephone test systems and tools (including portable and remote test units), operational support systems to manage telephone subscriber loops, and integrated communication network management systems. The segment provides network management systems and services for large, multimedia communications networks.

      Principal customers for the segment’s products and services include companies that have primarily large, multimedia communications networks such as telecom service providers.

      Major products, systems, and services offered by the Network Support segment include:

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

      The segment is also offering a new Enterprise Solution with MetaSolv Software and Telesoft Corp., which is an integrated software solution designed to help medium to large businesses reduce costs and more efficiently manage their communications networks. The Enterprise Solution enables IT managers to rapidly configure services from a central location.

      Sales in fiscal 2001 for the Network Support segment decreased 42.3 percent compared to fiscal 2000. Segment loss before income taxes was $0.6 million in fiscal 2001, compared to a $67.1 million loss in fiscal 2000. The fiscal 2000 loss was impacted by a $41.0 million restructuring charge and a $12.0 million write-down of inventory related to the exited telephone switching and alarm management product lines. The Network Support segment contributed 6 percent of Harris’ total sales from continuing operations in fiscal 2001, 12 percent in fiscal 2000, and 13 percent in fiscal 1999.

      In general, the segment’s domestic products are sold and serviced directly to customers through its sales organizations and through established distribution channels. Internationally, the segment markets and sells its products and services through regional sales offices and established distribution channels. See “International Business.”

      The backlog of unfilled orders for this segment of Harris’ business was $18 million at July 27, 2001, substantially all of which is expected to be filled during the 2002 fiscal year, compared with $23 million a year earlier.

Broadcast Communications Segment

      The Broadcast Communications segment is a leading manufacturer and supplier of (1) digital and analog radio and television broadcast encoding and transmission equipment, systems, and services, (2) radio and television studio equipment, systems, and services, and (3) automation solutions enabling television stations, groups, and networks to monitor and control hardware, software, and related elements from a central location and to otherwise automate systems for television, over-the-air broadcast, and cable and industrial applications. This segment provided the nation’s first advanced television transmitter to broadcast digital television as well as the first commercial digital television application. The segment is also expanding its efforts in the digital radio area and is developing the next wave of radio-broadcasting including In-Band/On Channel digital radio.

      The Broadcast Communications segment has expanded its presence in international digital broadcast markets. At the start of fiscal 2002, Harris acquired the Hirschmann Multimedia Communications Network business, a leader in European-standard digital video television and digital audio broadcast radio transmitters and digital cable systems.

      Principal customers for the segment’s products and services include domestic and international television and radio broadcasters.

      Major products, systems, and services offered by the Broadcast Communications segment include:

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

      Sales in fiscal 2001 for the Broadcast Communications segment increased 30.7 percent over fiscal 2000. Segment income before income taxes was $35.0 million in fiscal 2001, compared to $7.9 million in fiscal 2000.

The fiscal 2000 income was impacted by a $10.7 million write-off of purchased in-process research and development related to the acquisition of Louth Automation. The Broadcast Communications segment contributed 17 percent of Harris’ total sales from continuing operations in fiscal 2001, 14 percent in fiscal 2000, and 13 percent in fiscal 1999.

      In general, the segment’s domestic products are sold and serviced directly to customers through its sales organizations and through established distribution channels. Internationally, the segment markets and sells its products and services through regional sales offices and established distribution channels. See “International Business.”

      The backlog of unfilled orders for this segment of Harris’ business was $103 million at July 27, 2001, substantially all of which is expected to be filled during the 2002 fiscal year, compared with $79 million a year earlier.

International Business

      Revenues in fiscal 2001 from products exported from the United States or manufactured abroad were $572.8 million or 29 percent of the Company’s total sales, compared with $487.3 million or 27 percent of the Company’s total sales from continuing operations in fiscal 2000 and $448.5 million or 26 percent in fiscal 1999. The Company’s international sales include both direct exports from the United States and sales from foreign subsidiaries. Most of the international sales are derived from the Microwave Communications, RF Communications, and Broadcast Communications segments. Direct export sales are primarily denominated in U.S. dollars, whereas sales from foreign subsidiaries are generally denominated in the local currency of the subsidiary. Exports from the United States, principally to Europe, Latin America, and Asia, totaled $227.1 million or 40 percent of the international sales in fiscal 2001, $229.7 million or 47 percent of the international sales from continuing operations in fiscal 2000 and $242.2 million or 54 percent of the international sales from continuing operations in fiscal 1999.

      Foreign operations represented 18 percent of revenues and 12 percent of long-lived assets as of June 29, 2001. Government Communication segment systems are produced principally in the United States. International revenues are derived primarily from exports. International manufacturing facilities are located in Brazil, Canada, China, and the United Kingdom.

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

Competition

      Harris operates in highly competitive businesses that are sensitive to technological advances. Although successful product and systems development is not necessarily dependent on substantial financial resources, some of Harris’ competitors in each of its businesses are larger and can maintain higher levels of expenditures for research and development than Harris. Harris’ competitors in the RF Communications, Microwave Communications, Network Support, and Broadcast Communications segments include large multinational communications companies, as well as smaller companies with developing technology expertise. Harris’ competition for U.S. government contracts typically are large, technically competent firms with substantial assets. Harris concentrates in each of its businesses on the market opportunities which management believes are compatible with its resources, overall technological capabilities, and objectives. Principal competitive factors in these businesses are cost-effectiveness, product quality and reliability, technological capabilities, service, ability to meet delivery schedules, and the effectiveness of dealers in international areas.

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

      The portion of total research, development, and engineering expenditures not Company-sponsored was funded by government and commercial customers. Company-funded research is directed to the development of new products and to building technological capability in selected communications and electronic systems areas. Government-funded research helps strengthen and broaden the technical capabilities of Harris in its areas of interest. Almost all of the segments maintain their own engineering and new product development departments, with scientific assistance provided by advanced-technology departments.

      Harris currently employs about 4,000 engineers and scientists and is making efforts to make the technologies developed in any of our segments available for all other segments.

Patents and Intellectual Property

      Harris holds numerous patents which it considers, in the aggregate, to constitute an important asset. However, Harris does not consider its business or any business segment to be materially dependent upon any single patent or any group of related patents. Harris is engaged in a pro-active patent licensing program, especially in the RF Communications, Microwave Communications, Network Support, and Broadcast Communications segments, and has entered into a number of unilateral license and cross-license agreements, many of which generate royalty income. Although existing license agreements have generated income in past years and will do so in the future, there can be no assurances Harris will enter into additional income producing license agreements. With regard to patents relating to the Government Communications segment, the U.S. government often has an irrevocable, non-exclusive, royalty-free license, pursuant to which the government may use or authorize others to use the inventions covered by such patents. Pursuant to similar arrangements, the government may consent to Harris’ use of inventions covered by patents owned by other persons.

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

Employees

      As of June 29, 2001, Harris had approximately 10,100 employees, of whom approximately 8,800 were located in the United States. Approximately 1,000 employees were employed in the RF Communications segment, 1,600 in the Microwave Communications segment, 300 in the Network Support segment, 1,100 in the Broadcast Communications segment, and 5,400 in the Government Communications segment, with the remainder employed in headquarters or other support or service functions. In general, Harris believes that its relations with its employees are good.

ITEM 2.  PROPERTIES.

      Harris operates approximately 18 plants and approximately 55 offices in the United States, Canada, Europe, Central and South America, and Asia, consisting of about 4.4 million square feet of manufacturing, administrative, warehousing, engineering, and office facilities that are owned and about 1.2 million square feet of sales, office, and manufacturing facilities that are leased. The leased facilities are for the most part occupied under leases for terms ranging from one year to 30 years, a majority of which can be terminated or renewed at no longer than five-year intervals at Harris’ option. The Company’s corporate headquarters are owned and located in Melbourne, Florida. The location of the principal manufacturing plants owned by the Company, and the business segments which utilize such plants are as follows: Government Communications segment — Malabar, Melbourne, and Palm Bay, Florida; RF Communications segment — Rochester, New York; Microwave Communications segment — Redwood Shores, California; San Antonio, Texas; Sao Paulo, Brazil; Montreal, Canada; and Shenzhen, China; Network Support segment — Camarillo, California; and Melbourne, Florida; and Broadcast Communications segment — Quincy, Illinois; Sunnyvale, California; Littleton, Massachusetts; Cincinnati, Ohio; Rennes, France; and Cambridge, U.K.

      In the opinion of management, Harris’ facilities are suitable and adequate for their intended purposes and have capacities adequate for current and projected needs. Unused or under-utilized facilities are not considered significant.

      As of June 29, 2001, the following facilities were in productive use by Harris in its operations:

		Approximate	Approximate
		Sq. Ft. Total	Sq. Ft. Total
Segment	Function	Owned	Leased

Government Communications	Office/Manufacturing	2,587,828	466,522
RF Communications	Office/Manufacturing	391,656	64,841
Microwave Communications	Office/Manufacturing	160,944	361,617
Network Support	Office/Manufacturing	66,000	27,552
Broadcast Communications	Office/Manufacturing	332,094	172,133

Other
Corporate	Offices	432,293	2,225
Sales/Service	Offices	—	123,460

TOTALS		4,423,227	1,218,380

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

ITEM 6.  SELECTED FINANCIAL DATA.

      The following table summarizes selected historical financial information of Harris Corporation and its subsidiaries for each of the last five fiscal years. All amounts presented have been restated on a continuing operations basis. Discontinued operations and the restructuring charges are more fully discussed in the Notes to Financial Statements. The selected financial information shown below has been derived from Harris’ audited consolidated financial statements. This table should be read in conjunction with other financial information of Harris, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included elsewhere in this Annual Report on Form 10-K/A.

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

      The following discussion and analysis provides information that management believes is useful in understanding Harris’ operating results, cash flows, and financial condition. The discussion is based on Harris’ continuing operations and should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and related notes appearing elsewhere in this Annual Report on Form 10-K/A. Except for the historical information contained here, the discussions in this document contain forward-looking statements that involve risks and uncertainties. Harris’ actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under “Forward-Looking Statements” below.

Results of Operations

      On November 5, 1999, Harris completed the spin-off of its Lanier Worldwide, Inc. subsidiary as an independent, publicly owned company. Additionally, on August 13, 1999, Harris completed the sale of substantially all of its semiconductor business. As a result of these actions, the Lanier and semiconductor businesses are presented as discontinued operations for all periods presented. Continuing operations are reported under five segments: the Government Communications segment, RF Communications segment, Microwave Communications segment, Network Support segment, and Broadcast Communications segment. For prior periods, Harris reported on a two-segment basis. To conform to the current five-segment basis, prior period segment financial information has been restated. The following discussion is on a continuing operations basis.

Fiscal 2001 Compared with Fiscal 2000

      Net revenue for fiscal 2001 was $1,955.1 million, an increase of 8.2 percent compared to the prior year. Increased revenues in the Government Communications, RF Communications, Microwave Communications, and Broadcast Communications segments were partially offset by decreased revenue in the Network Support segment. Income before income taxes in fiscal 2001 was $72.4 million versus $38.5 million for the prior year. This increase was primarily due to increased fiscal 2001 income before income taxes in the Government Communications, RF Communications and Broadcast Communications segments when compared to fiscal 2000, as well as lower fiscal 2001 losses before income taxes in the Network Support segment and higher fiscal 2001 non-operating income when compared to fiscal 2000. These income improvements were partially offset by the $73.5 million write-off of purchased in-process research and development related to the acquisition of WavTrace, Inc. in fiscal 2001, higher fiscal 2001 headquarters expense and higher fiscal 2001 goodwill amortization when compared to fiscal 2000 as well as net interest expense in fiscal 2001 versus net interest income in fiscal 2000.

Revenue and Income Before Income Taxes by Segment

          Segment revenue and income before income taxes are as follows:

			Percent
			Increase/
	2001	2000	(Decrease)

	(In millions)
Revenue
Government Communications	$848.3	$815.9	4.0%
RF Communications	223.1	220.4	1.2%
Microwave Communications	430.0	309.4	39.0%
Network Support	122.0	211.6	(42.3)%
Broadcast Communications	336.7	257.7	30.7%
Corporate eliminations	(5.0)	(7.6)	—

Total Revenue	$1,955.1	$1,807.4	8.2%

Income Before Income Taxes
Government Communications	$70.9	$58.1	22.0%
% of revenue	8.4%	7.1%
RF Communications	32.5	27.3	19.0%
% of revenue	14.6%	12.4%
Microwave Communications (1)	(58.8)	9.1	—
% of revenue	(13.7)%	2.9%
Network Support (2)	(0.6)	(67.1)	(99.1)%
% of revenue	(0.5)%	(31.7)%
Broadcast Communications (3)	35.0	7.9	343.0%
% of revenue	10.4%	3.1%
Headquarters expense	(42.9)	(36.7)	16.9%
Non-operating income (4)	80.0	48.2	66.0%
Amortization of goodwill	(22.2)	(10.5)	111.4%
Net interest	(21.5)	2.2	—

Total income before income taxes	$72.4	$38.5	88.1%

% of revenue	3.7%	2.1%

(1)	Fiscal 2001 includes a $73.5 million write-off of purchased in-process research and development.
(2)	Fiscal 2000 includes a $41.0 million restructuring expense.
(3)	Fiscal 2000 includes a $10.7 million write-off of purchased in-process research and development.
(4)	Fiscal 2001 includes a $33.4 million gain from the sale of Harris’ minority interest in its GE-Harris Railway Electronics, LLC joint venture and a $20.1 million write-down of marketable securities.

      Government Communications Segment: Government Communications segment revenue in fiscal 2001 increased 4.0 percent from the prior year and income before income taxes increased 22.0 percent as Harris had outstanding technical and management performance on defense and other government contracts that resulted in favorable award fees. Backlog continued to build reflecting a continued stream of significant contract wins and increased defense spending by the federal government.

      During the fourth quarter of fiscal 2001, Harris concluded its acquisition of Exigent International, Inc., a provider of software and services for satellite command and control, telecommunications, and information technology.

      RF Communications Segment: The revenue from this segment increased 1.2 percent in fiscal 2001 versus record revenue levels in fiscal 2000. This business continues to benefit from the market’s enthusiasm for its Falcon II™ high data rate, multiband, secure radios that were introduced in fiscal 2000 to meet the growing bandwidth requirement in the networked digital on-the-move battlefield being embraced by military groups in both the U.S. and internationally. Income before income taxes increased from $27.3 million in fiscal 2000 to $32.5 million in fiscal 2001 as this segment experienced higher margins on its Falcon IITM product.

      Microwave Communications Segment: Revenues from this segment increased 39.0 percent during fiscal 2001 as worldwide market demand strengthened in North America and demand remained high for digital microwave radios used in cellular, PCS, and private telecom infrastructure systems. Harris is a leading provider of point-to-point microwave products and its Megastar™ and Constellation™ family of products exhibited strong customer acceptance. The segment’s results for fiscal 2001 included a $73.5 million write-off of purchased research in-process and development related to the acquisition of WavTrace. Excluding this write-off, the segment’s income before income taxes increased from $9.1 million in fiscal 2000 to $14.7 million in fiscal 2001. The increase was primarily due to the higher sales volume.

      In August 2000, Harris completed the acquisition of WavTrace, a developer of broadband wireless access (“BWA”) systems for high-speed wireless access to the Internet and other data, voice, and video services. The microwave communications business invested in BWA technology during the year on its ClearBurst™ GB product. In addition, Harris is planning further cost reduction actions in our Microwave Communications segment to improve margins and to better position the business for the expected resumption in market growth. These actions will include a facility closing and headcount reductions in several locations and will result in a one-time charge of approximately $10.0 million in fiscal 2002.

      Network Support Segment: Revenue from this segment decreased 42.3 percent in fiscal 2001 compared to fiscal 2000. The segment’s fiscal 2000 results included the impact of its exited telephone switching and alarm management product lines including a $41.0 million restructuring expense. Excluding the impact of these exited product lines, revenues for the segment decreased 11.7 percent in fiscal 2001 versus fiscal 2000 and loss before income taxes was $0.6 million in fiscal 2001 versus income before taxes of $21.3 million in fiscal 2000. The reduction of income was due to lower sales volume and margins related to the segment’s line test products. This segment was impacted by the abrupt slowdown in the domestic Digital Subscriber Lines, (“DSL”) services market. Harris has taken actions to reduce costs in the line test business and began to concentrate more on its core business of tools and test sets and network management products.

      Broadcast Communications Segment: The segment reported a 30.7 percent increase in revenues as the transition from analog to digital technology and the sale of digital television transmitters gained pace during fiscal 2001. This acceleration was boosted in part by positive rulings from the FCC affirming the mandated transition to digital technology. The Broadcast Communications segment also became a leading supplier of automation solutions in the U.S. with the help of the Louth acquisition made in fiscal 2000. The segment’s results for fiscal 2000 included a $10.7 million write-off of purchased in-process research and development related to the acquisition of Louth Automation. Excluding this write-off, the segment’s income before income taxes increased from $18.6 million in fiscal 2000 to $35.0 million in fiscal 2001. The increase was primarily due to higher sales volume and higher margins from its automation and digital television products.

      Following the close of fiscal 2001, Harris acquired the Hirschmann Multimedia Communications Network business, an Austrian-based leader in European-standard digital television and radio transmitters, and digital cable systems with annual sales of approximately $26 million.

  Comparative Statement of Income

      Harris’ comparative statement of income is as follows:

			Percent
			Increase/
	2001	2000	(Decrease)

	(In millions)
Revenue from product sales and services	$1,955.1	$1,807.4	8.2%
Cost of product sales and services	(1,431.1)	(1,352.6)	5.8%

Gross margin	524.0	454.8	15.2%
% of revenue	26.8%	25.2%
Engineering, selling and administrative expenses	(414.4)	(404.5)	2.4%
% of revenue	21.2%	22.4%
Amortization of goodwill	(22.2)	(10.5)	111.4%
Restructuring expenses	—	(41.0)	—
Purchased in-process research and development	(73.5)	(10.7)	586.9%
Non-operating income	80.0	48.2	66.0%
Interest income	13.3	27.4	(51.5)%
Interest expense	(34.8)	(25.2)	38.1%

Income from continuing operations before income taxes	72.4	38.5	88.1%
% of revenue	3.7%	2.1%
Income taxes	(51.0)	(13.5)	277.8%

Net income from continuing operations	$21.4	$25.0	(14.4)%

% of revenue	1.1%	1.4%

      Gross Margin: Gross margin as a percent of revenue was 26.8 percent in fiscal 2001 compared to 25.2 percent in fiscal 2000. The fiscal 2000 gross margin was impacted by a $12.0 million write-down of inventory and lower gross margins related to the Network Support segment’s telephone switching product line that was exited in fiscal 2000. Excluding the impact of this exited product line, gross margin as a percent of revenue was 26.2 percent in fiscal 2000. The increase from 26.2 percent gross margin in fiscal 2000 to 26.8 percent gross margin in fiscal 2001 is primarily due to improved gross margins in the Broadcast Communications, RF Communications, and Government Communications segments.

      Engineering, Selling and Administrative Expenses: Engineering, selling, and administrative expenses as a percent of revenue were 21.2 percent in fiscal 2001 versus 22.4 percent in fiscal 2000. Engineering, selling, and administrative expenses in fiscal 2000 were impacted by $16.5 million of transition costs associated with exiting the telephone switching product line and by administrative and general, marketing and sales, and research and development expenses in the telephone switching product line in the first half of fiscal 2000. Excluding the impact of the exited product line, engineering, selling, and administrative expenses as a percent of revenue were 20.6 percent in fiscal 2000. The increase from 20.6 percent in fiscal 2000 to 21.2 percent in fiscal 2001 was due primarily to increased spending in research and development related to the Microwave Communications segment’s ClearBurst™ GB microwave radio product in fiscal 2001.

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

      Non-Operating Income: Non-operating income increased from $48.2 million in fiscal 2000 to $80.0 million in fiscal 2001. Non-operating income in fiscal 2001 includes a $33.4 million gain from the sale of Harris’ minority interest in its GE-Harris Railway Electronics, LLC joint venture which is partially offset by a $20.1 million write-down of marketable securities available for sale due to a decline in market value. The remaining increase in non-operating income is primarily a result of gains from the sale of shares in Intersil Holding Corporation which were acquired in August 1999 in connection with the sale of Harris’ semiconductor operations. These gains were partially offset by investments made in marketing and technology products and lower levels of royalty income in fiscal 2001 when compared to the prior year.

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

Fiscal 2000 Compared with Fiscal 1999

      Revenue for fiscal 2000 was $1,807.4 million, an increase of 3.7 percent compared to the prior year. Increased revenues in the Government Communications, RF Communications, Microwave Communications, and Broadcast Communications segments were partially offset by decreased revenue in the Network Support segment. Income before income taxes in fiscal 2000 was $38.5 million versus $78.0 million for the prior year. This decrease was primarily due to fiscal 2000 losses associated with the exit of Harris telephone switching and alarm management product lines as well as higher fiscal 2000 headquarters expense, higher fiscal 2000 goodwill amortization and lower fiscal 2000 net interest income when compared to fiscal 1999. These decreases were partially offset by increased fiscal 2000 income before income taxes in the Government Communications, RF Communications, Microwave Communications and Broadcast Communications segments when compared to fiscal 1999 as well as higher fiscal 2000 non-operating income when compared to fiscal 1999.

  Revenue and Income Before Income Taxes by Segment

      Segment revenue and income before income taxes are as follows:

			Percent
			Increase/
	2000	1999	(Decrease)

	(In millions)
Revenue
Government Communications	$815.9	$813.2	0.3%
RF Communications	220.4	187.0	17.9%
Microwave Communications	309.4	281.4	10.0%
Network Support	211.6	238.4	(11.2)%
Broadcast Communications	257.7	233.4	10.4%
Corporate eliminations	(7.6)	(9.9)	—

Total Revenue	$1,807.4	$1,743.5	3.7%

Income Before Income Taxes
Government Communications	$58.1	$52.1	11.5%
% of revenue	7.1%	6.4%
RF Communications	27.3	21.6	26.4%
% of revenue	12.4%	11.6%
Microwave Communications	9.1	6.3	44.4%
% of revenue	2.9%	2.2%
Network Support (1)	(67.1)	13.3	—
% of revenue	(31.7)%	5.6%
Broadcast Communications (2)	7.9	(2.8)	—
% of revenue	3.1%	(1.2)%
Headquarters expense (3)	(36.7)	(31.0)	18.4%
Non-operating income (4)	48.2	19.3	149.7%
Amortization of goodwill	(10.5)	(4.3)	144.2%
Net interest	2.2	3.5	(37.1)%

Total income before income taxes	$38.5	$78.0	(50.6)%

% of revenue	2.1%	4.5%

(1)	Fiscal 2000 includes a $41.0 million restructuring expense.
(2)	Fiscal 2000 includes a $10.7 million write-off of purchased in-process research and development. Fiscal 1999 includes a $20.6 million special charge for a litigation settlement.
(3)	Fiscal 1999 includes a $5.1 million restructuring expense.
(4)	Fiscal 2000 includes a $21.9 million gain from the sale of Intersil Holding Corporation stock.

      Government Communications Segment: Government Communications segment revenue in fiscal 2000 increased 0.3 percent from the prior year and income before income taxes increased 11.5 percent. These results were impacted by an $18.0 million write-off in fiscal 1999 for the settlement of claims and unrecoverable contract development costs on two contracts. Excluding this write-off, revenues declined 1.0 percent and income before income taxes declined 17.1 percent from fiscal 1999. Despite improved operating margins on more recent contract wins in fiscal 2000, income before income taxes has been impacted by margin pressure from poorer-performing older contracts. Revenue growth and income before income taxes improved significantly in the fourth quarter compared to the third quarter of fiscal 2000. Backlog continued to build, reflecting a robust win rate percentage and increased spending by the U.S. government for defense.

      RF Communications Segment: The RF Communications segment experienced a 17.9 percent increase in revenues in fiscal 2000 compared to fiscal 1999 as it continues to benefit from the market’s enthusiasm for its high data rate, multiband, secure radios, which were introduced in fiscal 2000 to meet the growing bandwidth requirement as the digital technology is embraced by the military. Income before income taxes increased from $21.6 million in fiscal 1999 to $27.3 million in fiscal 2000. The increase in income was primarily due to the increased sales volume.

      Microwave Communications Segment: Revenues increased 10.0 percent for this segment during fiscal 2000 when compared to fiscal 1999 as markets continued to rebound in North America, Latin America, and China. In June 2000, Harris completed the acquisition of the point-to-point microwave business of TRT Lucent Technologies. The acquisition provides for a five-year preferred supplier agreement to serve the worldwide point-to-point microwave needs of Lucent’s wireless divisions. Income before income taxes for the segment increased from $6.3 million in fiscal 1999 to $9.1 million in fiscal 2000. The increase in income was primarily due to increased sales volume and gross margins on point-to-point microwave radio products.

      In the first quarter of fiscal 2001, Harris also completed the acquisition of WavTrace, Inc., a privately-held, leading developer of broadband wireless access systems. The acquisition supports Harris’ initiative to lead the world in the delivery of point-to-point and point-to-multipoint broadband wireless access solutions for microwave and millimeter wave frequencies.

      Network Support Segment: Revenues decreased 11.2 percent for this segment during fiscal 2000 when compared to the prior year. Excluding revenues from the recently exited telephone switching and alarm management product lines, revenues increased 23.5 percent in fiscal 2000 when compared to the prior year. This increase was aided by increased demand for the telecom line test systems used by competitive local exchange carriers (CLEC’s) to deploy digital subscriber lines (DSLs) for applications such as high-speed Internet service and the other broadband communication services for voice, data, and video.

      The segment’s loss for fiscal 2000 of $67.1 million was impacted by the $41.0 million restructuring charge as well as a $12.0 million write-down of inventory related to the telephone switching and alarm management product lines that were exited. These product lines also incurred an additional $18.9 million in losses in fiscal 2000 compared to a loss of $3.6 million in fiscal 1999. The segment’s fiscal 2000 loss also includes transition costs of $16.5 million associated with exiting these product lines. Such costs included relocation of the Network Support segment’s headquarters from Marin County, California to Melbourne, Florida; collection losses on accounts receivable; and excess manufacturing costs related to idle capacity in Marin County. Harris ceased all marketing, sales, and research and development for the telephone switching and alarm management product lines as of February 2000. The losses through February 2000 included a significant amount of marketing and sales expenses as well as research and development costs in the telephone switching product line. Excluding the impact of the exited product lines, income before incomes taxes increased from $16.9 million in fiscal 1999 to $21.3 million in fiscal 2000. The increase in income was primarily due to the increased sales volume.

      Broadcast Communications Segment: The Broadcast Communications segment reported a 10.4 percent increase in revenues in fiscal 2000 compared to fiscal 1999 due primarily to its new studio automation business, which was bolstered by the purchase of Louth Automation, the leading supplier of advanced automation systems for digital television, over-the-air broadcast, and cable and industrial applications. The acquisition of Louth Automation brings competencies in automation and control to complement Harris’ leadership position in broadcast transmission and digital encoding. This acquisition further broadens Harris’ global position in the broadcast markets. The segment’s results for fiscal 2000 included a $10.7 million write-off of purchased in-process research and development related to the acquisition of Louth Automation. Also, the segment’s results for fiscal 1999 include a $20.6 million special charge for a litigation settlement. Excluding the write-off and special charge, income before income taxes was $18.6 million in fiscal 2000 versus $17.8 million in fiscal 1999. The higher income was due primarily to increased sales volume, which was partially offset by increased expenses associated with the marketing and development of the segment’s digital television products.

  Comparative Statement of Income

      Harris’ comparative statement of income is as follows:

			Percent
			Increase/
	2000	1999	(Decrease)

	(In millions)
Revenue from product sales and services	$1,807.4	$1,743.5	3.7%
Cost of product sales and services	(1,352.6)	(1,278.3)	5.8%

Gross margin	454.8	465.2	(2.2)%
% of revenue	25.2%	26.7%
Engineering, selling and administrative expenses	(404.5)	(380.0)	6.4%
% of revenue	22.4%	21.8%
Amortization of goodwill	(10.5)	(4.3)	144.2%
Restructuring expenses	(41.0)	(5.1)	703.9%
Purchased in-process research and development	(10.7)	—	—
Special charge for litigation	—	(20.6)	—
Non-operating income	48.2	19.3	149.7%
Interest income	27.4	13.3	106.0%
Interest expense	(25.2)	(9.8)	157.1%

Income from continuing operations before income taxes	38.5	78.0	(50.6)%
% of revenue	2.1%	4.5%
Income taxes	(13.5)	(28.1)	(52.0)%

Income from continuing operations before extraordinary item	$25.0	$49.9	(49.9)%

% of revenue	1.4%	2.9%

      Gross Margin: The gross margin as a percent of revenue was 25.2 percent in fiscal 2000 compared to 26.7 percent in fiscal 1999. The decline in gross margin was primarily due to a $12.0 million write-down of inventory and lower gross margin related to the Network Support segment’s telephone switching product line that was exited.

      Excluding the impact of this exited product line, gross margin as a percent of revenue was 26.2 percent in fiscal 2000 compared to 25.8 percent in fiscal 1999. The increase is due to improved gross margins in Harris’ Broadcast Communications, Network Support, and Microwave Communications segments.

      Engineering, Selling and Administrative Expenses: Engineering, selling, and administrative expenses as a percent of revenue were 22.4 percent in fiscal 2000 versus 21.8 percent in fiscal 1999. Fiscal 2000 operating expenses were impacted by $16.5 million of transition costs associated with exiting the telephone switching product line. Such costs include relocation of the Network Support segment’s headquarters from Marin County, California to Melbourne, Florida; collection losses on accounts receivable; and excess manufacturing costs related to idle capacity in Marin County. The operating expenses were also impacted by administrative and general, marketing and sales, and research and development expenses in the telephone switching product line in the first half of the fiscal year.

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

      Goodwill Amortization: Goodwill amortization increased from $4.3 million in fiscal 1999 to $10.5 million in fiscal 2000. The increase was due to acquisitions made in Harris’ Broadcast Communications segment during fiscal 2000, primarily the acquisition of Louth Automation.

      Non-Operating Income: Non-operating income increased from $19.3 million in fiscal 1999 to $48.2 million in fiscal 2000 due primarily to a $21.9 million gain from the sale of one million shares of Intersil Holding Corporation stock in fiscal 2000, as a part of Intersil Holding Corporation’s initial public offering. The remaining increase was due to gains on the sale and redemption of other securities partially offset by lower income from Harris’ equity investments.

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

      Working capital: Working capital decreased $311.4 million from $1,073.1 million at June 30, 2000 to $761.7 million at June 29, 2001. The change was largely due to the $275.2 million decrease in cash and cash equivalents and the $285.7 million decrease in marketable securities described previously. These decreases were partially offset by an $84.8 million change in current deferred income taxes related primarily to unrealized gains on marketable securities; a $102.0 million increase in inventories and unbilled costs primarily in Harris’ Microwave Communications and Broadcast Communications segments; and a $73.4 million decrease in current liabilities due to the payment of short-term debt and the current portion of long-term debt.

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

      Additions of plant and equipment: Additions of plant and equipment in fiscal 2001 were $55.2 million versus $81.3 million in fiscal 2000. The decrease is due to a prior year purchase of a new headquarters building for Harris’ Broadcast Communications segment’s operation in Mason, Ohio and the buyout of a lease on a Microwave Communications segment PC board manufacturing plant in San Antonio, Texas. Total additions for Harris in fiscal 2002 are expected to be approximately $60 million.

Restructuring

      In fiscal 1999, Harris recorded a $5.1 million charge ($3.3 million after income taxes) for severance costs associated with the restructuring of its operations. Restructuring actions included a work force reduction of approximately 606 employees. All of these employees were terminated by June 30, 2000.

      In fiscal 2000, Harris recorded a $41.0 million charge ($26.7 million after income tax) for the restructuring of its operations. Restructuring actions included a reduction of approximately 161 employees and provisions for the write-down of intangible assets, equipment and other assets associated with the exit from the Network Support segment’s telephone switching and alarm management product lines.

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

      Sales from these product lines were none in fiscal 2001, $73.5 million in fiscal 2000, and $126.6 million in fiscal 1999. The loss before income taxes from these product lines were none in fiscal 2001, $18.9 million in fiscal 2000, and $3.6 million in fiscal 1999.

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

$144.0

      This business is being operated within Harris’ Microwave Communications segment.

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

      This business is being operated within Harris’ Broadcast Communications segment.

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

      More specifically, the foreign exchange contracts classified as cash flow hedges as of June 29, 2001 are primarily being used to hedge the following two currency exposures: (1) Harris had two long-term contracts in the Government Communications segment with customers in Great Britain. The customer pays in Pounds Sterling (“GBP”) and Harris will have payments to local suppliers that are also in GBP. Harris hedged the forecasted sales and vendor payments denominated in GBP to maintain its anticipated profit margins in U.S. dollars, and (2) Harris sells microwave radio products and services to certain international customers that pay in Euros for sales in Europe, Africa and Asia. Harris also purchases microwave radio products for resale in Europe. Harris pays the vendor of these products in Euros. Harris has hedged the anticipated sales and anticipated vendor payments that will be denominated in Euros to maintain its anticipated profit margins in U.S. dollars. As of June 29, 2001, Harris estimated that a total $0.2 million pretax gain would be reclassified into earnings from comprehensive income within the next twelve months related to these transactions. The net gain or loss included in Harris’ earnings in fiscal 2001 representing the amount of fair value and cash flow hedges’ ineffectiveness was not material. No amounts were recognized in Harris’ earnings for fiscal 2001 related to the component of the derivatives instruments’ gain or loss excluded from the assessment of hedge effectiveness. In addition, no amounts were recognized in Harris’ earnings for fiscal 2001 related to hedged firm commitments that no longer qualify as fair value hedges. No material reclassification of gains and losses into earnings from comprehensive income is expected to result from transactions or events related to commitments to customers or suppliers within the next twelve months. All of these derivatives were recorded at their fair value on the balance sheet as of June 29, 2001 in accordance with FAS 133.

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

      Harris utilizes option contracts in the form of cashless collars to hedge anticipated cash flows from the sale of marketable securities. Contracts are generally for one year or less. At June 29, 2001, Harris had open option contracts for 850,000 shares of Intersil Holding Corporation stock at a weighted average strike price of $32.35, which were classified as cash flow hedges. All of these derivatives were recorded at their fair value on the balance sheet as of June 29, 2001 in accordance with FAS 133. Factors that could impact the effectiveness of Harris’ hedging programs include accuracy of cash flow estimates, volatility of security markets, and the cost and availability of hedging instruments. A 10 percent adverse change in quoted market price of marketable equity securities would have an impact of approximately $3 million on the fair value of such instruments.

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

2003 — $1.0 million; 2004 — $1.3 million; 2005 — $0.4 million; 2006 — $0.4 million; and the aggregate amount thereafter is approximately $5.9 million.

Outlook

      Harris is encouraged by its performance during difficult market conditions for many technology and communication companies. Harris has leadership positions in broadcast, microwave, and tactical radio systems that have allowed Harris to outperform many peer companies in the commercial market, and Harris has a growing government business that provides good market balance. The repositioning actions and strategies implemented over the past two years have helped Harris grow profitably under difficult market conditions and are expected to further drive operating leverage when economic conditions improve. In addition, we are planning further cost reduction actions in our Microwave Communications segment to improve margins and to better position the business for the expected resumption in market growth.

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

(ii) Stock Option Agreement Terms and Conditions (as of 10/27/2000) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit (10)(d)(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001.

(iii) Form of Outside Director Stock Option Agreement (as of 10/27/2000) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit (10)(d)(iii) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001.

*(10)(e)(i) Harris Corporation Retirement Plan (amended and restated effective June 23, 2000), incorporated herein by reference to Exhibit 10(d)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

(ii) Amendment Number One to the Harris Corporation Retirement Plan, incorporated herein by reference to Exhibit (10)(e)(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001.

*(10)(f)(i) Harris Corporation Supplemental Executive Retirement Plan (amended and restated effective January 1, 1998), incorporated herein by reference to Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 1998.

(ii) Amendment No. 1 to Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit (10)(f)(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001.

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

(10)(i)(i) Credit Agreement (3-Year), dated as of May 10, 2001, among Harris Corporation, as Borrower, SunTrust Bank, as Administrative Agent and L/ C Issuer, Bank of America, N.A., as Syndication Agent and the other lenders party thereto, incorporated herein by reference to Exhibit (10)(i)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001.

(ii) Credit Agreement (364-Day), dated as of May 10, 2001, among Harris Corporation, as Borrower, SunTrust Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and the other lenders party thereto, incorporated herein by reference to Exhibit (10)(i)(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001.

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

Dated:  June 3, 2002

By	/s/ BRYAN R. ROUB

Bryan R. Roub
Senior Vice President and Chief Financial Officer
(principal financial officer and
duly authorized officer)

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

      As discussed in the footnote “BUSINESS SEGMENTS — Restated” to the consolidated financial statements, the Company has restated its segment information.

/s/     ERNST & YOUNG LLP

Orlando, Florida

July 25, 2001,
except for Note “BUSINESS SEGMENTS — Restated” as to which the date is
May 31, 2002

CONSOLIDATED STATEMENT OF INCOME

	Fiscal Years Ended

	2001	2000	1999

	(In millions except
	per share amounts)
Revenue from product sales and services	$1,955.1	$1,807.4	$1,743.5
Cost of product sales and services	(1,431.1)	(1,352.6)	(1,278.3)
Engineering, selling and administrative expenses	(414.4)	(404.5)	(380.0)
Amortization of goodwill	(22.2)	(10.5)	(4.3)
Restructuring expenses	—	(41.0)	(5.1)
Purchased in-process research and development	(73.5)	(10.7)	—
Special charge for litigation costs	—	—	(20.6)
Non-operating income	80.0	48.2	19.3
Interest income	13.3	27.4	13.3
Interest expense	(34.8)	(25.2)	(9.8)

Income from continuing operations before income taxes	72.4	38.5	78.0
Income taxes	(51.0)	(13.5)	(28.1)

Income from continuing operations before extraordinary item	21.4	25.0	49.9
Discontinued operations net of income taxes	—	(7.0)	12.4

Income before extraordinary item	21.4	18.0	62.3
Extraordinary loss from early retirement of debt net of income taxes	—	—	(9.2)

Net income	$21.4	$18.0	$53.1

Net Income Per Common Share
Basic:
Continuing operations	$.32	$.34	$.63
Discontinued operations	—	(.09)	.16
Extraordinary item	—	—	(.12)

	$.32	$.25	$.67

Diluted:
Continuing operations	$.32	$.34	$.63
Discontinued operations	—	(.09)	.16
Extraordinary item	—	—	(.12)

	$.32	$.25	$.67

See Notes to Financial Statements

CONSOLIDATED BALANCE SHEET

	June 29,	June 30,
	2001	2000

	(In millions)
Assets
Current Assets
Cash and cash equivalents	$103.0	$378.2
Marketable securities	146.8	432.5
Receivables	451.6	466.5
Unbilled costs and accrued earnings on fixed price contracts	182.6	154.6
Inventories	267.7	197.2
Current deferred income taxes	70.3	—

Total current assets	1,222.0	1,629.0
Other Assets
Plant and equipment	281.9	295.4
Intangibles resulting from acquisitions	215.1	166.2
Non-current notes receivable	36.9	8.7
Non-current deferred income taxes	19.5	—
Other assets	184.5	227.6

	737.9	697.9

	$1,959.9	$2,326.9

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$33.2	$75.6
Accounts payable	125.5	109.5
Compensation and benefits	110.5	86.3
Other accrued items	103.8	148.0
Advance payments and unearned income	74.3	73.7
Income taxes	11.2	15.5
Current deferred income taxes	—	14.5
Current portion of long-term debt	1.8	32.8

Total current liabilities	460.3	555.9
Other Liabilities
Non-current deferred income taxes	—	14.1
Long-term debt	384.4	382.6
Shareholders’ Equity
Preferred Stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common Stock, $1.00 par value; 250,000,000 shares authorized; issued and outstanding 65,845,902 shares at June 29, 2001 and 68,957,761 shares at June 30, 2000	65.8	69.0
Other capital	214.0	228.4
Retained earnings	802.3	864.1
Unearned compensation	(4.5)	(3.2)
Accumulated other comprehensive income	37.6	216.0

Total shareholders’ equity	1,115.2	1,374.3

	$1,959.9	$2,326.9

See Notes to Financial Statements

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Years Ended

	2001	2000	1999

	(In millions)
Operating Activities
Income from continuing operations	$21.4	$25.0	$49.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79.7	68.6	63.5
Non-current deferred income tax	(8.6)	(33.2)	(0.1)
Extraordinary loss	—	—	(9.2)
Purchased in-process research & development	73.5	10.7	—
Gain on the sale of securities available for sale	(82.4)	(49.6)	(9.6)
Gain on the sale of GE-Harris Railway Electronics, LLC	(33.4)	—	—
Income (loss) from discontinued operations-net of items not affecting cash	—	(41.6)	184.7
(Increase) decrease in:
Accounts and notes receivable	(12.2)	41.4	(55.1)
Unbilled costs and inventories	(102.0)	52.6	87.0
Increase (decrease) in:
Accounts payable and accrued expenses	0.8	(38.8)	5.4
Advance payments and unearned income	(0.4)	(20.7)	(18.0)
Income taxes	8.7	(0.7)	(67.8)
Other	27.6	31.0	31.4

Net cash provided by (used in) operating activities	(27.3)	44.7	262.1

Investing Activities
Cash paid for acquired businesses	(147.6)	(123.9)	(35.7)
Additions of plant and equipment	(55.2)	(81.3)	(60.4)
Cash paid for strategic investments	(34.2)	(31.5)	(19.4)
Proceeds from the sale of securities available for sale	127.4	52.6	9.9
Proceeds from the sale of GE-Harris Railway Electronics, LLC	50.0	—	—
Net assets of discontinued operations	—	1,038.2	69.1

Net cash provided by (used in) investing activities	(59.6)	854.1	(36.5)

Financing Activities
Proceeds from borrowings	8,689.2	8,215.4	9,301.4
Payment of borrowings	(8,772.9)	(8,563.3)	(9,457.9)
Proceeds from sale of Common Stock	1.9	2.6	4.4
Purchase of Common Stock for treasury	(92.2)	(232.8)	(15.7)
Cash dividends	(13.3)	(29.9)	(76.5)

Net cash used in financing activities	(187.3)	(608.0)	(244.3)

Effect of exchange rate changes on cash and cash equivalents	(1.0)	1.7	2.9

Net increase (decrease) in cash and cash equivalents	(275.2)	292.5	(15.8)
Cash and cash equivalents at beginning of year	378.2	85.7	101.5

Cash and cash equivalents at end of year	$103.0	$378.2	$85.7

See Notes to Financial Statements

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME AND SHAREHOLDERS’ EQUITY

					Accumulated Other Comprehensive
					Income (Loss)

					Net Unrealized Gain (Loss) from

	Common	Other	Retained	Unearned	Marketable	Hedging	Currency
	Stock	Capital	Earnings	Comp.	Securities	Derivatives	Translation	Total

	(In millions)
Balance at July 3, 1998	$80.0	$271.3	$1,282.8	$(3.2)	$16.3	$—	$(9.8)	$1,637.4
Net income	—	—	53.1	—	—	—	—	53.1
Foreign currency translation	—	—	—	—	—	—	(1.9)	(1.9)
Net unrealized loss on securities net of income taxes of $(5.3)	—	—	—	—	(9.0)	—	—	(9.0)

Comprehensive income								42.2
Shares issued under Stock Option Plan (100,945 shares)	0.1	2.5	—	—	—	—	—	2.6
Shares granted under Stock Incentive Plans (67,400 shares)	0.1	2.2	—	(2.3)	—	—	—	—
Compensation expense	—	—	—	(0.2)	—	—	—	(0.2)
Termination and award of shares granted under Stock Incentive Plans (153,738 shares)	(0.2)	(3.6)	—	1.7	—	—	—	(2.1)
Shares sold under Employee Stock Purchase Plans (53,962 shares)	0.1	1.7	—	—	—		—	1.8
Purchase and retirement of Common Stock for Treasury (430,200 shares)	(0.4)	(2.6)	(12.7)	—	—	—	—	(15.7)
Cash dividends ($.96 per share)	—	—	(76.5)	—	—	—	—	(76.5)

Balance at July 2, 1999	79.7	271.5	1,246.7	(4.0)	7.3	—	(11.7)	1,589.5
Net income	—	—	18.0	—	—	—	—	18.0
Foreign currency translation	—	—	—	—	—	—	(4.8)	(4.8)
Net unrealized gain on securities net of income taxes of $132.3	—	—	—	—	225.2	—	—	225.2

Comprehensive income								238.4
Shares issued under Stock Option Plan (74,392 shares)	0.1	1.9	—	—	—	—	—	2.0
Shares granted under Stock Incentive Plans (63,500 shares)	0.1	1.6	—	(1.7)	—	—	—	—
Compensation expense	—	—	—	(3.6)	—	—	—	(3.6)
Termination and award of shares granted under Stock Incentive Plans (202,768 shares)	(0.2)	(7.2)	—	6.1	—	—	—	(1.3)
Shares sold under Employee Stock Purchase Plans (23,653 shares)	—	0.7	—	—	—	—	—	0.7
Purchase and retirement of Common Stock for Treasury (10,652,100 shares)	(10.7)	(40.1)	(182.0)	—	—	—	—	(232.8)
Cash dividends ($.39 per share)	—	—	(29.9)	—	—		—	(29.9)
Non-cash dividends related to the spin-off of Lanier Worldwide	—	—	(188.7)	—	—	—	—	(188.7)

Balance at June 30, 2000	69.0	228.4	864.1	(3.2)	232.5	—	(16.5)	1,374.3
Net income	—	—	21.4	—	—	—	—	21.4
Foreign currency translation	—	—	—	—	—	—	(12.0)	(12.0)
Net unrealized loss on hedging derivatives net of income taxes of $(0.6)	—	—	—	—	—	(1.0)	—	(1.0)
Net unrealized loss on securities net of income taxes of $(97.1)	—	—	—	—	(165.4)	—	—	(165.4)

Comprehensive loss								(157.0)
Shares issued under Stock Option Plan (80,245 shares)	0.1	1.9	—	—	—	—	—	2.0
Shares granted under Stock Incentive Plans (57,500 shares)	—	1.6	—	(1.6)	—	—	—	—
Compensation expense	—	—	—	1.1	—	—	—	1.1
Options granted in connection with the WavTrace acquisition (179,900 shares)	—	4.9	—	(3.7)	—	—	—	1.2
Termination and award of shares granted under Stock Incentive Plans (73,803 shares)	(0.1)	(3.7)	—	2.9	—	—	—	(0.9)
Purchase and retirement of Common Stock for Treasury (3,175,800 shares)	(3.2)	(19.1)	(69.9)	—	—	—	—	(92.2)
Cash dividends ($.20 per share)	—	—	(13.3)	—	—	—	—	(13.3)

Balance at June 29, 2001	$65.8	$214.0	$802.3	$(4.5)	$67.1	$(1.0)	$(28.5)	$1,115.2

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

      Marketable Securities — Marketable equity securities are stated at fair value, with unrealized gains and losses, net of tax, included as a separate component of shareholders’ equity. Realized gains and losses from marketable securities are determined using the specific identification method. The cost basis of marketable securities was $40.3 million at June 29, 2001, and $63.5 million at June 30, 2000. The proceeds from the sale of marketable securities were $127.4 million in fiscal 2001, $52.6 million in fiscal 2000, and $9.9 million in fiscal 1999. The amount of realized gains included in “Non-operating income” was $82.4 million in fiscal 2001, $49.6 million in fiscal 2000, and $9.6 million in fiscal 1999. Included in these realized gains were write-downs for other than temporary decreases in the market value of $20.1 million in fiscal 2001.

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

      Revenue Recognition — Harris’ segments have the following revenue recognition policies:

      Government Communications segment: Revenue in the Government Communications segment primarily relates to long-term contracts. Revenue and anticipated profits under long-term contracts are recorded on a percentage-of-completion basis, generally using the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. Contracts are combined when specific aggregation criteria are met. Criteria generally includes closely interrelated activities performed for a single customer within the same economic environment. Contracts generally are not segmented as defined in the American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Long-Term Contracts.”

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

NOTES TO FINANCIAL STATEMENTS — (Continued)

When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period. Anticipated losses on contracts or programs in progress are charged to earnings when identified.

      RF Communications segment: Revenue in the RF Communications segment primarily relates to product sales. Revenue is recognized from sales other than long-term contracts when a product is delivered and from services when performed. Unearned income on service contracts is amortized by the straight-line method over the term of the contracts. This segment recognizes revenue when contractual obligations related to customer acceptance of a product or performance are satisfied.

      Microwave Communications segment: Revenue in the Microwave Communications segment primarily relates to product and services sales. Revenue is recognized from sales other than long-term contracts when a product is delivered, from rentals as they accrue and from services when performed. Unearned income on service contracts is amortized by the straight-line method over the term of the contracts. This segment recognizes revenue when contractual obligations related to customer acceptance of a product or performance are satisfied. Further, if an arrangement other than long-term contracts requires the delivery or performance of multiple deliverables, or “elements,” the delivery of an individual element is considered not to have occurred if there are undelivered elements that are essential to the functionality of the delivered element.

      Network Support segment: Revenue in the Network Support segment primarily relates to product and services sales. Revenue is recognized from sales when a product is delivered and from services when performed. Unearned income on service contracts is amortized by the straight-line method over the term of the contracts. This segment recognizes revenue when contractual obligations related to customer acceptance of a product or performance are satisfied. Further, if an arrangement other than long-term contracts requires the delivery or performance of multiple deliverables, or “elements,” the delivery of an individual element is considered not to have occurred if there are undelivered elements that are essential to the functionality of the delivered element.

      Broadcast Communications segment: Revenue in the Broadcast Communications segment primarily relates to product and services sales. Revenue is recognized from sales other than long-term contracts when a product is delivered and from services when performed. Unearned income on service contracts is amortized by the straight-line method over the term of the contracts. This segment recognizes revenue when contractual obligations related to customer acceptance of a product or performance are satisfied. Further, if an arrangement other than long-term contracts requires the delivery or performance of multiple deliverables, or “elements,” the delivery of an individual element is considered not to have occurred if there are undelivered elements that are essential to the functionality of the delivered element.

      Other: Royalty income is included as a component of “Non-operating income” on the consolidated statement of income and is recognized on the basis of terms specified in contractual agreements.

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

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

      Harris accounts for its instruments used to hedge against the currency risk and market fluctuation risk associated with anticipated or forecasted cash flows that are probable of occurring in the future as cash flow hedges. In accordance with Statement of Financial Accounting Standards No. 133 “— Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”), such financial instruments are marked-to-market using forward prices and fair market value quotes with the offset to other comprehensive income, net of hedge ineffectiveness. The foreign currency call options and forward contracts are subsequently recognized as a component of “Cost of product sales and services” on the consolidated statement of income when the underlying net cash flows are realized. The cashless collars for marketable securities are subsequently recognized as a component of “Non-operating income” on the consolidated statement of income when the underlying net cash flows are realized. Unrealized losses are recorded in “Other accrued items” on the consolidated balance sheet with the offset to other comprehensive income, net of hedge ineffectiveness. Unrealized gains are recorded as “Other assets” on the consolidated balance sheet with the offset to other comprehensive income, net of hedge ineffectiveness.

      Harris is exposed to credit losses in the event of non-performance by counterparties to these financial instruments, but it does not expect any of the counterparties to fail to meet their obligations. To manage credit risks, Harris selects counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines, and monitors the market position with each counterparty. In the event of the termination of a derivative designated as a hedge, the settlement would be charged to the consolidated income statement as a component of “Non-operating income.”

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

      Stock Options — In accordance with APB Opinion No. 25, Harris uses the intrinsic-value method of accounting for stock options and incentive stock awards granted to employees and, accordingly, does not recognize compensation expense for its stock options and incentive stock awards to employees in the

NOTES TO FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Income. See “Stock Options and Awards” footnote for pro forma information on the impact of the fair-value method of accounting for stock options.

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

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

      In fiscal 2000, Harris recorded a $41.0 million charge ($26.7 million after income tax) for the restructuring of its operations. Restructuring actions included a reduction of approximately 161 employees and provisions for the write-down of intangible assets, equipment and other assets associated with the exit from the Network Support segment’s telephone switching and alarm management product lines.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

      Sales from these product lines were none in fiscal 2001, $73.5 million in fiscal 2000, and $126.6 million in fiscal 1999. The loss before income taxes from these product lines were none in fiscal 2001, $18.9 million in fiscal 2000, and $3.6 million in fiscal 1999.

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

$144.0

      WavTrace is being operated within the Microwave Communications segment.

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

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

      In May 2001, Harris purchased Exigent International, Inc. (“Exigent”), a software and service provider for satellite command and control, telecommunications, and information technology, primarily for government markets. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations of Exigent have been included in Harris’ consolidated income statement since the date of acquisition. The purchase price of Exigent was $34.7 million, which is calculated as follows:

(In millions)

Cash consideration paid to former Exigent shareholders	$23.0
Acquisition costs	0.6
Assumed liabilities	12.5
Less cash acquired	(1.4)

$34.7

      Exigent is being operated within the Government Communications segment.

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

      In January 2000, Harris purchased Louth Automation, a leading supplier of advanced automation systems for radio and television broadcasters. Also, on June 30, 2000, Harris purchased the assets of TRT Lucent Technologies’ point-to-point microwave radio business. These acquisitions have been accounted for under the purchase method of accounting and, accordingly, the results of operations of these acquired entities have been included in Harris’ consolidated statement of income since the date of acquisition. Pro forma results of operations have not been presented because the effect of these acquisitions was not material. Harris paid cash in the net amount of approximately $90 million for Louth Automation and $23 million for TRT Lucent Technologies’ point-to-point microwave radio business. The final determination of the Louth Automation purchase price is subject to adjustment. The amount allocated to purchased in-process research and development on the Louth Automation acquisition was $10.7 million. The purchased in-process research and development expenses were determined through established valuation techniques in the technology communi-

NOTES TO FINANCIAL STATEMENTS — (Continued)

cations industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the products from the acquired company to technological feasibility are not expected to have a material impact on Harris’ future results of operations or cash flows. The goodwill and purchased intangible assets in the Louth Automation and the TRT Lucent Technologies’ point-to-point microwave radio business acquisitions are amortized on a straight-line basis over periods between 5 and 16 years. Louth is being operated within the Broadcast Communications segment and TRT Lucent Technologies’ point-to-point microwave radio business is being operated within the Microwave Communications segment.

EXTRAORDINARY LOSS

      In June 1999, Harris retired $150.0 million of 10 3/8% debentures due in 2018 and $96.0 million of notes payable to insurance companies due from 1999 to 2001. Debt retirement resulted in an extraordinary loss of $9.2 million ($.12 per share), net of related income taxes of $4.7 million.

JOINT VENTURES

      Harris has investments in joint ventures (less than 50% owned), which are accounted for using the equity method of accounting. Condensed balance sheets as of June 29, 2001 and June 30, 2000, and condensed statements of income for fiscal years 2001, 2000, and 1999 for these joint ventures follows. Harris has adjustments to income related to these investments that are not pushed down to these condensed financial statements. The amount of income (loss) before taxes included in “Non-operating income” related to these joint ventures is $(9.5) million in fiscal 2001, $(7.5) million in fiscal 2000, and $7.5 million in fiscal 1999. In June of 2001 Harris sold its minority interest in the GE-Harris Railway Electronics, LLC joint venture for $50.0 million cash, which resulted in a pretax gain of $33.4 million.

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

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

      In accordance with APB Opinion No. 25, Harris uses the intrinsic-value method of accounting for stock options and incentive stock awards granted to employees and, accordingly, does not recognize compensation expense for its stock options and incentive stock awards to employees in the Consolidated Statement of Income. This footnote includes pro forma information on the impact of the fair-value method of accounting for stock options.

	Fiscal 2001		Fiscal 2000		Fiscal 1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Stock options outstanding at the beginning of the year	2,282,541	$29.65	2,179,523	$34.88	1,734,443	$34.83
Stock options forfeited	(407,207)	$27.78	(794,528)	$32.76	(200,090)	$37.99
Stock options expired	(1,749)	$41.60	(30,444)	$44.61	(11,596)	$48.06
Stock options granted	1,650,860	$23.61	771,498	$27.27	789,340	$34.16
Increase in options from the Lanier Worldwide, Inc. spin-off	—	—	237,589	$29.85	—	—
Stock options exercised	(83,709)	$21.85	(81,097)	$24.70	(132,574)	$24.17

Stock options outstanding at the end of the year	3,440,736	$27.16	2,282,541	$29.65	2,179,523	$34.88

Stock options exercisable at the end of the year	1,493,718	$30.54	1,205,283	$31.60	1,096,045	$33.64

      Price ranges of outstanding and exercisable options at June 29, 2001 are summarized below:

	Outstanding Options			Exercisable Options

					Weighted
Range of	Number of	Average Remaining	Weighted Average	Number of	Average
Exercise Prices	Options	Life (years)	Exercise Price	Options	Exercise Price

$ 2.63 — $27.11	1,886,309	8.10	$22.88	518,048	$24.41
$27.85 — $38.11	1,181,211	7.55	$29.89	602,954	$29.90
$38.42 — $48.66	373,216	5.84	$40.09	372,716	$40.10

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

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

      The weighted average fair value of options at their grant date during 2001, 2000, and 1999, where the exercise price equaled the market price on the grant date, were $9.40, $8.53, and $7.32, respectively.

      Harris has stock incentive plans for directors and employees. Awards under these plans may include the grant of performance shares, restricted stock, stock options, stock appreciation rights or other stock-based awards. Performance shares outstanding under the stock incentive plans were 139,342 at June 29, 2001, 209,716 at June 30, 2000, and 429,869 at July 2, 1999. Shares of Common Stock reserved for future awards under the stock incentive plan were 11,505,987 at June 29, 2001, 3,242,441 at June 30, 2000, and 2,296,417 at July 2, 1999. The weighted average fair values of performance shares at their grant date during 2001, 2000, and 1999, were $27.83, $26.77, and $34.12, respectively. Total compensation income (expense) recognized from performance shares were ($1.1) million in fiscal 2001, $3.6 million in fiscal 2000, and $0.2 million in fiscal 1999.

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

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Customer-sponsored research and development costs are incurred pursuant to long-term contractual arrangements and are accounted for principally by the percentage-of-completion method. Customer-sponsored research and development costs incurred under government-sponsored contracts require Harris to provide a product or service meeting certain defined performance or other specifications (such as designs). Customer-sponsored research and development costs were $372.5 million in fiscal 2001, $379.8 million in fiscal 2000, and $407.9 million in fiscal 1999.

INTEREST EXPENSE

      Total interest from continuing operations was $34.8 million in fiscal 2001, $25.2 million in fiscal 2000, and $9.9 million in fiscal 1999. Interest attributable to funds used to finance major long-term construction projects is capitalized as an additional cost of the related asset. No interest was capitalized in fiscal 2001 and fiscal 2000. Interest capitalized was $0.1 million in fiscal 1999. Interest paid was $35.3 million in fiscal 2001, $25.5 million in fiscal 2000, and $14.6 million in fiscal 1999.

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

NON-OPERATING INCOME

      The components of non-operating income are as follows:

	2001	2000	1999

	(In millions)
Gains from the sale of securities available for sale	$102.5	$49.6	$9.6
Write-downs of securities available for sale for other than temporary decreases in market value	(20.1)	—	—
Gain on the sale of GE-Harris Railway Electronics, LLC	33.4	—	—
Royalty income (expense)	(0.1)	9.5	3.7
Equity income (loss)	(9.5)	(7.5)	7.5
Investments in marketing and technology projects and other items	(26.2)	(3.4)	(1.5)

	$80.0	$48.2	$19.3

INCOME TAXES

      The provisions for income taxes from continuing operations are summarized as follows:

	2001	2000	1999

	(In millions)
Current:
United States	$34.6	$9.7	$38.5
International	4.6	25.4	(3.4)
State and local	3.4	(2.3)	5.0

	42.6	32.8	40.1

Deferred:
United States	3.9	(0.2)	(8.1)
International	5.4	(21.2)	(3.3)
State and local	(0.9)	2.1	(0.6)

	8.4	(19.3)	(12.0)

	$51.0	$13.5	$28.1

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The components of deferred income tax assets (liabilities) are as follows:

	2001		2000

	Current	Non-Current	Current	Non-Current

	(In millions)
Inventory valuations	$17.9	—	$19.2	—
Accruals	79.6	$(24.0)	72.7	$(17.6)
Depreciation	—	(15.1)	—	(17.0)
Domestic tax loss carryforwards	—	22.1	—	—
International tax loss and credit carryforwards	—	17.8	—	8.5
Unrealized gains on securities	(39.4)	—	(136.5)	—
All other — net	12.2	18.7	30.1	12.0

	$70.3	$19.5	$(14.5)	$(14.1)

      A reconciliation of the statutory United States income tax rate to the effective income tax rate follows:

	2001	2000	1999

Statutory U.S. income tax rate	35.0%	35.0%	35.0%
State taxes	2.2	(0.7)	3.6
International income	3.4	(1.7)	—
Tax benefits related to export sales	(2.7)	(7.0)	(4.0)
Nondeductible amortization	4.8	5.1	1.6
Purchased in-process research & development	35.5	—	—
Stock sales	(9.7)	—	—
Other items	1.9	4.3	(0.2)

Effective income tax rate	70.4%	35.0%	36.0%

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

BUSINESS SEGMENTS — Restated

      Harris is structured primarily around the markets it serves and operates in five business segments — Government Communications, RF Communications, Microwave Communications, Network Support, and Broadcast Communications. On May 31, 2002, Harris restated its presentation of segment data for the financial statements included in this Annual Report on Form 10-K/A from a two segment format to the current five-segment format. The Government Communications segment engages in advanced research and develops, designs, and produces advanced communication and information processing systems. The RF Communications segment sells tactical radio products and services. The Microwave Communications segment sells microwave radio products and services. The Network Support segment sells telephone test equipment and systems and network management systems and related services. The Broadcast Communications segment sells television and radio transmission products and services, automation and control systems and studio products and services. Harris’ products and systems are produced principally in the United States with international revenues derived primarily from exports.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The accounting policies of the operating segments are the same as those described in the Significant Accounting Policies footnote. Harris evaluates performance based on profit or loss from operations before income taxes excluding interest income and expense, equity income, goodwill amortization and gains or losses from securities and other investments. Intersegment sales, which are insignificant, are accounted for at prices comparable to unaffiliated customers. “Corporate eliminations” below represent the elimination of intersegment sales.

      Sales made to the U.S. government by all segments (primarily the Government Communications segment) as a percent of total revenues from continuing operations were 41.8 percent in fiscal 2001, 40.6 percent in fiscal 2000, and 42.3 percent in fiscal 1999.

      Selected information by business segment and geographical area is summarized below:

	2001	2000	1999

	(In millions)
Total Assets — Restated
Government Communications	$413.7	$402.8	$463.5
RF Communications	115.0	109.9	125.2
Microwave Communications	540.6	360.9	263.1
Network Support	123.1	135.1	224.9
Broadcast Communications	321.9	262.1	123.5
Headquarters	445.6	1,056.1	1,758.4

	$1,959.9	$2,326.9	$2,958.6

Capital Expenditures — Restated
Government Communications	$25.4	$19.1	$19.5
RF Communications	4.5	3.4	4.4
Microwave Communications	12.0	21.7	17.6
Network Support	2.7	5.4	6.6
Broadcast Communications	3.6	20.5	6.9
Headquarters	7.0	11.2	5.4

	$55.2	$81.3	$60.4

Depreciation and Amortization — Restated
Government Communications	$24.3	$22.9	$20.9
RF Communications	4.2	4.8	4.9
Microwave Communications	10.4	10.8	11.5
Network Support	3.0	7.2	8.9
Broadcast Communications	6.3	5.1	3.3
Amortization of goodwill	22.2	10.5	4.3
Headquarters	9.3	7.3	9.7

	$79.7	$68.6	$63.5

Geographical Information
U.S. operations:
Revenue	$1,609.4	$1,549.8	$1,537.2
Long-lived assets	$652.5	$581.6	$546.7
International operations:
Revenue	$345.7	$257.6	$206.3
Long-lived assets	$85.4	$116.3	$87.3

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

      Revenue and income before income taxes by segment follows:

Revenue (continuing operations) — Restated

	2001	2000	1999

	(In millions)
Government Communications	$848.3	$815.9	$813.2
RF Communications	223.1	220.4	187.0
Microwave Communications	430.0	309.4	281.4
Network Support	122.0	211.6	238.4
Broadcast Communications	336.7	257.7	233.4
Corporate eliminations	(5.0)	(7.6)	(9.9)

Total	$1,955.1	$1,807.4	$1,743.5

Income Before Income Taxes (continuing operations) — Restated

	2001(2)	2000(3)	1999(4)

	(In millions)
Government Communications	$70.9	$58.1	$52.1
RF Communications	32.5	27.3	21.6
Microwave Communications	(58.8)	9.1	6.3
Network Support	(0.6)	(67.1)	13.3
Broadcast Communications	35.0	7.9	(2.8)
Headquarters expense	(42.9)	(36.7)	(31.0)
Non-operating income(1)	80.0	48.2	19.3
Amortization of goodwill	(22.2)	(10.5)	(4.3)
Net interest	(21.5)	2.2	3.5

Total	$72.4	$38.5	$78.0

(1)	“Non-operating income” includes equity income, royalties, gains and losses from the sale of securities available for sale, write-downs of securities available for sale, and other investments made in marketing and technology projects. Additional information regarding non-operating income is set forth in the “Non-Operating Income” footnote.

(2)	Fiscal 2001 Microwave Communications segment income before income taxes includes a write-off of purchased in-process research and development of $73.5 million. Non-operating income includes a $33.4 million gain from the sale of Harris’ minority interest in its GE-Harris Railway Electronics, LLC joint venture and a $20.1 million write-down of marketable securities.

(3)	Fiscal 2000 Network Support segment income before income taxes includes restructuring expense of $41.0 million and Broadcast Communications segment income before income taxes includes a write-off of purchased in-process research and development of $10.7 million.

(4)	Fiscal 1999 Headquarters expense includes restructuring expense of $5.1 million. Broadcast Communications segment income before income taxes results include a $20.6 million charge for litigation settlement costs.

NOTES TO FINANCIAL STATEMENTS — (Continued)

QUARTERLY FINANCIAL DATA (UNAUDITED)

      Selected quarterly financial data is summarized below.

	Quarters Ended
					Total
	9-29-00(1)	12-29-00	3-30-01	6-29-01(2)	Year

	(In millions except per share amounts)
Fiscal 2001
Revenue	$460.4	$486.9	$479.3	$528.5	$1,955.1
Gross profit	124.8	124.4	126.7	148.1	524.0
Income (loss) before income taxes	(13.9)	24.6	17.0	44.7	72.4
Net income (loss)	(34.8)	16.0	11.1	29.1	21.4
Per share data:
Basic net income (loss)	(.51)	.24	.17	.44	.32
Diluted net income (loss)	(.51)	.24	.17	.44	.32
Cash dividends	.05	.05	.05	.05	.20
Stock prices — high	37.88	33.25	31.50	32.20
low	24.75	20.75	22.38	20.80

	Quarters Ended
					Total
	10-1-99	12-31-99	3-31-00(3)	6-30-00(4)	Year

	(In millions except per share amounts)
Fiscal 2000
Revenue	$398.8	$441.0	$455.2	$512.4	$1,807.4
Gross profit	99.3	111.8	112.6	131.1	454.8
Income (loss) from continuing operations before income taxes	14.3	21.0	(22.1)	25.3	38.5
Income (loss) from continuing operations	9.3	13.6	(14.3)	16.4	25.0
Discontinued operations	(8.0)	1.0	—	—	(7.0)
Net income (loss)	1.3	14.6	(14.3)	16.4	18.0
Per share (Basic):
Continuing operations	.12	.18	(.21)	.24	.34
Discontinued operations	(.10)	.01	—	—	(.09)
Net income (loss)	.02	.19	(.21)	.24	.25
Per share (Diluted):
Continuing operations	.12	.18	(.21)	.24	.34
Discontinued operations	(.10)	.01	—	—	(.09)
Net income (loss)	.02	.19	(.21)	.24	.25
Cash dividends per share	.24	.05	.05	.05	.39
Stock prices — high	39.69	28.94	39.38	36.75
low	23.63	18.25	23.75	26.63

(1)	Income before taxes includes $73.5 million ($73.5 million after tax) write-off of purchased in-process research and development.

(2)	Income before taxes includes a $33.4 million ($21.7 million after tax) gain from the sale of Harris’ interest in its GE-Harris Railway Electronics, LLC joint venture, and a $20.1 million ($13.1 million after tax) write-down of marketable securities.

(3)	Income from continuing operations includes a $40.0 million ($26.0 million after tax) restructuring expense and a $10.7 million ($7.0 million after tax) write-off of purchased in-process research and development.

(4)	Income from continuing operations includes a $1.0 million ($0.7 million after tax) restructuring expense.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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