Form 10-Q/A
period 2001-09-28
HARRIS CORP /DE/
filed 2002-06-04
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form l0-Q/A
AMENDMENT NO. 1

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

HARRIS CORPORATION

FORM 10-Q/A

For the Quarter Ended September 28, 2001

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

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)

	Quarter Ended

	September 28,	September 29,
	2001	2000

	(In millions, except per share amounts)

Revenue from product sales and services	$443.4	$460.4

Cost of product sales and services	(330.8)	(335.6)

Engineering, selling and administrative expenses	(99.6)	(100.8)

Amortization of goodwill	—	(4.5)

Purchased in-process research and development	—	(73.5)

Non-operating income	17.9	43.9

Interest income	3.2	4.3

Interest expense	(8.2)	(8.1)

Income (loss) before income taxes	25.9	(13.9)

Income taxes	(8.8)	(20.9)

Net income (loss)	$17.1	$(34.8)

Net income (loss) per common share

Basic	$.26	$(.51)

Diluted	$.26	$(.51)

Cash dividends paid per common share	$.05	$.05

Average basic shares outstanding	65.7	68.3

Average diluted shares outstanding	66.0	68.3

See Notes to Condensed Consolidated Financial Statements.

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

(In millions)	September 28,	June 29,
	2001	2001
	(unaudited)	(audited)

Assets
Current Assets
Cash and cash equivalents	$92.8	$103.0

Marketable securities	93.4	146.8

Receivables, net	404.0	451.6

Unbilled costs and accrued earnings on fixed price contracts	205.8	182.6

Inventories	263.1	267.7

Current deferred income taxes	91.9	70.3

Total current assets	1,151.0	1,222.0

Other Assets
Plant and equipment, net	276.0	281.9

Goodwill	209.4	215.1

Non-current notes receivable	40.9	36.9

Non-current deferred income taxes	16.4	19.5

Other assets	177.2	184.5

	719.9	737.9

	$1,870.9	$1,959.9

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$0.3	$33.2

Accounts payable	98.2	125.5

Compensation and benefits	92.6	110.5

Other accrued items	100.8	103.8

Advance payments and unearned income	78.3	74.3

Income taxes	16.6	11.2

Current portion of long-term debt	1.6	1.8

Total current liabilities	388.4	460.3

Other Liabilities
Long-term debt	383.7	384.4

Shareholders’ Equity
Preferred Stock, without par value; 1,000,000 shares authorized; none issued	—	—

Common Stock, $1.00 par value; 250,000,000 shares authorized; issued and outstanding 65,979,333 shares at September 28, 2001 and 65,845,902 shares at June 29, 2001	66.0	65.8

Other capital	215.7	214.0

Retained earnings	816.1	802.3

Unearned compensation	(5.0)	(4.5)

Accumulated other comprehensive income	6.0	37.6

Total shareholders’ equity	1,098.8	1,115.2

	$1,870.9	$1,959.9

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

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2001

Note A — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and changes in cash flows in conformity with accounting principles generally accepted in the United States. In the opinion of management such financial statements reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for such period. For further information refer to the financial statements and notes to financial statements included in Harris’ Annual Report on Form 10-K/A for the fiscal year ended June 29, 2001.

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

In accordance with Statement 142, Harris discontinued the amortization of goodwill as of the beginning of the first quarter of fiscal 2002. A reconciliation of previously reported net income (loss) and net income (loss) per common share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

	Quarter Ended

	September 28,	September 29,
	2001	2000

	(In millions, except per share amounts)
Reported net income (loss)	$17.1	$(34.8)

Exclude goodwill amortization, net of income taxes of $1.6	—	2.9

Adjusted net income (loss)	$17.1	$(31.9)

Basic net income (loss) per common share:

Reported net income (loss)	$.26	$(.51)

Exclude goodwill amortization, net of income taxes	—	.04

	$.26	$(.47)

Diluted net income (loss) per common share:

Reported net income (loss)	$.26	$(.51)

Exclude goodwill amortization, net of income taxes	—	.04

	$.26	$(.47)

Note C — Comprehensive Loss and Accumulated Other Comprehensive Income

Comprehensive losses for the quarters ended September 28, 2001 and September 29, 2000 were $14.5 million and $93.1 million, respectively.

The components of accumulated other comprehensive income, net of related tax, at September 28, 2001 and June 29, 2001 are as follows:

(In millions)	September 28,	June 29,
	2001	2001

Net unrealized gains on securities available for sale	$33.9	$67.1

Foreign currency translation adjustments	(30.1)	(28.5)

Net unrealized gain (loss) on hedging activity	2.2	(1.0)

	$6.0	$37.6

Note D — Receivables

Receivables are summarized below:

(In millions)	September 28,	June 29,
	2001	2001

Accounts receivable	$395.9	$443.5

Notes receivable due within one year-net	26.6	31.0

	422.5	474.5

Less allowances for collection losses	18.5	22.9

	$404.0	$451.6

Note E — Inventories and Unbilled Costs

Inventories are summarized below:

(In millions)	September 28,	June 29,
	2001	2001

Finished products	$57.0	$52.9

Work in process	23.6	25.8

Raw materials and supplies	182.5	189.0

	$263.1	$267.7

Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $205.1 million at September 28, 2001 and $193.8 million at June 29, 2001.

Note F — Plant and Equipment

Plant and equipment are summarized below:

(In millions)	September 28,	June 29,
	2001	2001

Land	$12.3	$12.3

Buildings	273.3	273.1

Machinery and equipment	562.7	566.4

	848.3	851.8

Less allowances for depreciation	572.3	569.9

	$276.0	$281.9

Note G — Goodwill

Changes in the carrying amount of goodwill for the quarter ended September 28, 2001, by operating segment, are as follows:

(In millions)	Government	RF	Microwave	Network	Broadcast
	Communications	Communications	Communications	Support	Communications	Other	Total

Balance as of June 30, 2001	$24.7	$6.0	$67.7	$13.4	$92.6	$10.7	$215.1

Goodwill related to operations that were sold during the period	(3.3)	—	—	—	—	(10.7)	(14.0)

Goodwill acquired during the period	—	—	—	—	7.7	—	7.7

Other (including translation and true-ups of previously estimated purchase price allocations)	(1.3)	—	(1.2)	—	3.1	—	0.6

Balance as of September 28, 2001	$20.1	$6.0	$66.5	$13.4	$103.4	$—	$209.4

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

Note J — Non-Operating Income

The components of non-operating income are as follows:

	Quarter Ended

(In millions)	September 28,	September 29,
	2001	2000

Gains from the sale of securities available for sale	$16.7	$52.0

Gain on the sale of GE Harris Energy Control Systems, LLC	10.3	—

Royalty income (expense)	(2.1)	(0.5)

Equity income (loss)	—	(3.5)

Investments in marketing and technology projects and other items	(7.0)	(4.1)

	$17.9	$43.9

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

RESULTS OF OPERATIONS

Revenue for the first quarter of fiscal 2002 was $443.4 million, a decrease of 3.7 percent compared to the first quarter of fiscal 2001. The decrease in revenues resulted primarily from the drop in Network Support and Microwave Communications segments' revenues, which was partially offset by increased revenues in the Government Communications, RF Communications, and Broadcast Communications segments. Income before income taxes in the first quarter of fiscal 2002 was $25.9 million versus a loss before income taxes of $13.9 million for the first quarter of fiscal 2001. The improvement in income before income taxes was due primarily to a $73.5 million write-off of purchased in-process research and development in the first quarter of fiscal 2001 related to Harris' acquisition of WavTrace, Inc. as well as increased income from the Government Communications, RF Communications and Broadcast Communications segments. Also, there is no amortization of goodwill in fiscal 2002 due to Harris’ implementation of FAS 142. These improvements were partially offset by lower non-operating income and losses incurred in the Microwave Communications and Network Support segments as well as higher headquarters expense and net interest expense.

Revenue and Income Before Income Taxes by Segment

Harris is structured primarily around the markets it serves and operates in five business segments, which are Government Communications, RF Communications, Microwave Communications, Network Support and Broadcast Communications. “Corporate eliminations” represent the elimination of inter-segment sales.

Segment revenue and income (loss) before income taxes are as follows:

	Quarter Ended

			Percent
	September 28,	September 29,	Increase/
(In millions)	2001	2000	(Decrease)

REVENUE
Government Communications	$216.0	$198.3	8.9%

RF Communications	53.1	47.0	13.0%

Microwave Communications	79.8	106.5	(25.1)%

Network Support	13.4	37.9	(64.6)%

Broadcast Communications	82.3	72.4	13.7%

Corporate eliminations	(1.2)	(1.7)	—

Total Revenue	$443.4	$460.4	(3.7)%

INCOME (LOSS) BEFORE INCOME TAXES
Government Communications	$18.7	$15.5	20.6%

% of revenue	8.7%	7.8%

RF Communications	8.4	5.7	47.4%

% of revenue	15.8%	12.1%
Microwave Communications(1)	(5.4)	(72.8)	(92.6)%

% of revenue	(6.8)%	(68.4)%

Network Support	(4.3)	3.3	—

% of revenue	(32.1)%	8.7%

Broadcast Communications	7.5	6.6	13.6%

% of revenue	9.1%	9.1%
Headquarters expense	(11.9)	(7.8)	52.6%

Non-operating income	17.9	43.9	(59.2)%

Amortization of goodwill	—	(4.5)	—

Net interest	(5.0)	(3.8)	31.6%

Total Income (Loss) Before Income Taxes	$25.9	$(13.9)	—

% of revenue	5.8%	(3.0)%

(1)    The quarter ended September 29, 2000 includes a $73.5 million write-off of purchased in-process research and development.

Government Communications Segment: Government Communications segment revenue in the first quarter of fiscal 2002 increased 8.9 percent from the first quarter of fiscal 2001 and income before income taxes increased 20.6 percent. The segment continued its favorable technical and management performance on defense and other government contracts. Growth in the Government Communications segment continued on an upward trend begun in the second quarter of fiscal 2001, aided by increased U.S. government procurement. During the quarter, Harris sold its publishing systems business, which was part of the Government Communications segment. Harris realized a small gain on this sale.

RF Communications Segment: The RF Communications segment revenues were up 13.0 percent in the first quarter of fiscal 2002 when compared to the first quarter of fiscal 2001. Harris is the leading supplier of secure tactical radio communications for defense and other peacekeeping forces worldwide. Demand for Harris’ family of Falcon II radios including a new multiband, software reprogrammable radio with VHF for short-range ground-to-ground communications, UHF for ground-to-air, and SATCOM links for GPS and other satellite communications has been strong. In July 2001, the Falcon II was selected as a major component in the $2.4 billion U.K. Bowman Programme by CDC Systems U.K. Limited, the prime contractor for the program, which is one of the largest land-based military projects in recent U.K. history. Income before income taxes increased from $5.7 million in the first quarter of fiscal 2001 to $8.4 million in the first quarter of fiscal 2002. The increase was due to the higher sales volume and improved margins on Falcon II radios as these products gained manufacturing efficiencies.

Microwave Communications Segment: Slow demand in worldwide telecom markets led to decreasing revenues for Harris’ Microwave Communications segment’s products and services. Microwave Communications segment revenues decreased 25.1 percent in the first quarter of fiscal 2002 when compared to the first quarter of fiscal 2001. Harris continued to outperform its competition in the Microwave Communications segment. Capital spending constraints are significantly reducing telecom infrastructure buildouts in most international markets. In response, Harris took further steps during the quarter to reduce costs to improve the profitability of the segment on lower revenue. The fiscal 2002 first quarter loss before income taxes was $5.4 million for the Microwave Communications segment, which compares to $0.7 million income before income taxes in the first quarter of fiscal 2001 after excluding the $73.5 million write-off of purchased in-process research and development related to the Microwave Communications segment’s acquisition of WavTrace, Inc. The first quarter of fiscal 2002 loss was due to the lower sales volume and one-time expenses incurred as a result of cost-cutting actions in the segment.

Network Support Segment: Slow demand in the worldwide telecom markets also led to decreasing revenues for Harris’ Network Support segment’s products and services. Network Support segment revenues decreased 64.6 percent in the first quarter of fiscal 2002 when compared to the first quarter of fiscal 2001. In the first quarter of fiscal 2001, sales for these products and services were still benefiting from the DSL build-out before that market collapsed in the third quarter of fiscal 2001. The fiscal 2002 first quarter loss before income taxes was $4.3 million for the Network Support segment, which compares to $3.3 million income before income taxes in the first quarter of fiscal 2001. In response, Harris took further steps during the quarter to reduce costs to improve the profitability of the segment on lower revenue. The first quarter of fiscal 2002 loss was due to the lower sales volume and under absorption of overhead costs on lower volume.

Broadcast Communications Segment: Revenues in the Broadcast Communications segment increased 13.7 percent compared to the first quarter of fiscal 2001. The continuing growth in Broadcast Communications segment's revenues is directly related to the U.S. transition to digital television. The industry transition remains on track, and Harris is continuing to capture a large share of digital infrastructure sales. Harris is also taking a stronger position in the on-going digital transition in European-standard countries. In the first quarter of fiscal 2002, Harris acquired the Austrian-based Hirschmann Multimedia Communications Network, which positions Harris as the leading provider of international digital broadcasting equipment. Income before income taxes increased from $6.6 million in the first quarter of fiscal 2001 to $7.5 million in the first quarter of fiscal 2002 due to the increased sales volume for digital television products, which was dampened by lower sales volume on high margin automation products.

Comparative Statement of Income

Harris’ comparative statement of income is as follows:

	Quarter Ended

			Percent
	September 28,	September 29,	Increase/
(In millions)	2001	2000	(Decrease)

Revenue	$443.4	$460.4	(3.7)%

Cost of revenue	(330.8)	(335.6)	(1.4)%

Gross margin	112.6	124.8	(9.8)%

% of revenue	25.4%	27.1%

Engineering, selling and administrative expenses	(99.6)	(100.8)	(1.2)%

% of revenue	22.5%	21.9%

Amortization of goodwill	—	(4.5)	—

Purchased in-process research and development	—	(73.5)	—

Non-operating income	17.9	43.9	(59.2)%

Interest income	3.2	4.3	(25.6)%

Interest expense	(8.2)	(8.1)	1.2%

Income (loss) before income taxes	25.9	(13.9)	—

% of revenue	5.8%	(3.0)%

Income taxes	(8.8)	(20.9)	(57.9)%

Net income (loss)	$17.1	$(34.8)	—

% of revenue	3.9%	(7.6)%

Gross Margin: The gross margin as a percent of revenue decreased from 27.1 percent in the first quarter of fiscal 2001 to 25.4 percent in the first quarter of 2002. The decrease is primarily due to lower sales volume in what historically was high margin Network Support segment’s products, a reduction in Network Support segment margins due to under absorption of overhead and also from lower sales volume in the Microwave Communications segment.

Engineering, Selling and Administrative Expenses: Engineering, selling, and administrative expenses as a percent of revenue were 22.5 percent in the first quarter of fiscal 2002 versus 21.9 percent in the first quarter of fiscal 2001. The increase as a percentage of revenue was primarily due to costs associated with a planned workforce reduction in Harris’ Microwave Communications segment and increased corporate headquarters expense as a result of higher expenses from Harris’ supplemental executive retirement plan, which fluctuate as a function of the U.S. stock market. These increased expenses were partially offset by lower engineering, selling and administrative expenses resulting from cost-cutting efforts primarily in the Microwave Communications and Network Support segments.

Non-Operating Income: Non-operating income decreased from $43.9 million in the first quarter of fiscal 2001 to $17.9 million in the first quarter of fiscal 2002 due primarily to a $35.3 million decrease in gains from the sale of marketable securities. This decrease was partially offset by a $10.3 million gain from the sale of Harris’ minority interest in its GE Harris Energy Systems, LLC joint venture in the first quarter of fiscal 2002.

Interest Income and Interest Expense: Interest income decreased from $4.3 million in the first quarter of fiscal 2001 to $3.2 million in the first quarter of fiscal 2002 due to lower cash balances and lower interest rates in the current year. Interest expense remained relatively flat from $8.1 million in the first quarter of fiscal 2001 to $8.2 million in the first quarter of fiscal 2002.

Income Taxes: The provision for income taxes as a percentage of pretax income was 34.0 percent in the first quarter of fiscal 2002 compared to income tax expense of $20.9 million on a pretax loss of $13.9 million in the first quarter of fiscal 2001. The fiscal 2001 pretax loss included a $73.5 million write-off of purchased in-process research and development that was non-deductible. Excluding the impact of this write-off, the provision for income taxes as a percentage of pretax income was 35.0 percent in the first quarter of fiscal 2001. Both fiscal 2002 and fiscal 2001 benefited from tax rates on foreign source income and export sales, which offset the additional provision needed for state income taxes. The fiscal 2002 rate is lower due to lower state income tax.

Return on Revenue: Net income (loss) as a percentage of revenue was 3.9 percent in the first quarter of fiscal 2002 versus (7.6) percent in the first quarter of fiscal 2001. The improvement was due primarily to the reasons previously discussed.

Liquidity and Financial Position

Harris’ comparative financial position is as follows:

	As of	As of
	September 28,	June 29,	Percent
	2001	2001	Increase/
(In millions, except per share amounts)	(unaudited)	(audited)	(Decrease)

Cash and cash equivalents	$92.8	$103.0	(9.9)%

Marketable securities	93.4	146.8	(36.4)%

Other current assets	964.8	972.2	(0.8)%

Current liabilities	388.4	460.3	(15.6)%

Working capital	$762.6	$761.7	0.1%

Goodwill	$209.4	$215.1	(2.6)%

Non-current deferred income taxes	$16.4	$19.5	(15.9)%

Total debt	$385.6	$419.4	(8.1)%

Total shareholders’ equity	$1,098.8	$1,115.2	(1.5)%

Total debt as a % of total capital	26.0%	27.3%

Book value per share	$16.65	$16.94	(1.7)%

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

Outlook

A good balance among Harris’ government and commercial businesses allowed Harris to achieve most of its quarterly financial targets during very difficult economic and political conditions around the globe. The Government Communications segment’s programs and the RF Communications segment’s secure tactical radio products are performing well in an improving marketplace. We expect these businesses to keep growing and provide a positive impact on Harris’ results over the foreseeable future. Both businesses are well positioned to support the war against terrorism. Harris also expects continued good performance from its Broadcast Communications segment with the rollout of digital equipment over the next several years.

Before September 11th, worldwide market conditions were weak for commercial telecommunications equipment. Since September 11th, markets appear to have worsened. This is unfavorably impacting Harris’ Microwave Communications and Network Support segments’ results and has added risk to Harris’ fiscal 2002 sales and income. This risk will be increased if international markets do not improve early in calendar 2002. Start-up technology companies in which Harris has passive investments have also been impacted by these events. Although it is too early to reasonably estimate the impact, Harris anticipates that an impairment could be recognized before the end of fiscal 2002 in one or more of these investments.

While the Microwave Communications and Network Support segments have been adversely impacted by the weak market for commercial telecommunications equipment, the current environment is driving higher growth in our Government Communications and RF Communications segments. Additionally, we believe that long term, both Harris’ Microwave Communications and Network Support segments are well positioned in their respective markets with excellent products, and are expected to respond quickly to improved economic conditions.

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

More specifically, the foreign exchange contracts classified as cash flow hedges as of September 28, 2001 are primarily being used to hedge currency exposures from cash flows anticipated from two long-term contracts in the Government Communications segment with customers in Great Britain. The customer pays in Pounds Sterling (“GBP”) and Harris has payments to local suppliers that are also in GBP. Harris hedged the forecasted sales and vendor payments denominated in GBP to maintain its anticipated profit margins in U.S. dollars. Harris also sells microwave radio products and services to certain international customers that pay in Euros for sales in Europe, Africa and Asia. Harris also purchases microwave radio products for resale in Europe. Harris pays the vendor of these products in Euros. Harris had hedged the anticipated sales and anticipated vendor payments that will be denominated in Euros to maintain its anticipated profit margins in U.S. dollars. As of September 28, 2001, Harris estimated that a total $0.2 million pretax loss would be reclassified into earnings from comprehensive income within the next twelve months related to these transactions. The net gain or loss included in Harris’ earnings for the first quarter of fiscal 2002 and fiscal 2001 representing the amount of fair value and cash flow hedges’ ineffectiveness was not material. No amounts were recognized in Harris’ earnings for the first quarter of fiscal 2002 and fiscal 2001 related to the component of the derivatives instruments’ gain or loss excluded from the assessment of hedge effectiveness. In addition, no amounts were recognized in Harris’ earnings for the first quarter of fiscal 2002 and fiscal 2001 related to hedged firm commitments that no longer qualify as fair value hedges. No material reclassification of gains and losses into earnings from comprehensive income is expected to result from transactions or events related to commitments to customers or suppliers within the next twelve months. All of these derivatives were recorded at their fair value on the balance sheet as of September 28, 2001 in accordance with FAS 133.

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

(10) Material Contracts:

(i) Stock Option Agreement Terms and Conditions (as of 8/24/01) for grants under the Harris Corporation 2000 Stock Incentive Plan.*

(ii) Executive Performance Share Award Terms and Conditions (as of 8/24/01) for grants under the Harris Corporation 2000 Stock Incentive Plan.*

(iii) Harris Corporation Retirement Plan (amended and restated effective April 1, 2001)*

(12) Ratio of Earnings to Fixed Charges.*

*	Previously filed with the Company’s Form 10-Q Quarterly Report for the fiscal quarter ended September 28, 2001.

(b)	Reports on Form 8-K.

No Current Reports on Form 8-K were filed during the fiscal quarter ended September 28, 2001.

Items 1, 2, 3, 4, and 5 of Part II are not applicable and have been omitted.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS CORPORATION

(Registrant)

Date: June 3, 2002	By:/s/Bryan R. Roub

Bryan R. Roub Senior Vice President & Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Description

(10) Material Contracts:

(i)	Stock Option Agreement Terms and Conditions (as of 8/24/01) for grants under the Harris Corporation 2000 Stock Incentive Plan.*

(ii)	Executive Performance Share Award Terms and Conditions (as of 8/24/01) for grants under the Harris Corporation 2000 Stock Incentive Plan.*

(iii)	Harris Corporation Retirement Plan (amended and restated effective April 1, 2001).*

(12) Ratio of Earnings to Fixed Charges*

* Previously filed with the Company’s Form 10-Q Quarterly Report for the fiscal quarter ended September 28, 2001.