Form 10-Q/A
period 2001-12-28
HARRIS CORP /DE/
filed 2002-06-04
CIK 202058

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

FORM 10-Q/A

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

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)

	Quarter Ended		Two Quarters Ended

	December 28,	December 29,	December 28,	December 29,
	2001	2000	2001	2000

	(In millions, except per share amounts)
Revenue from product sales and services	$451.5	$486.9	$894.9	$947.3

Cost of product sales and services	(333.8)	(362.5)	(664.6)	(698.1)

Engineering, selling and administrative expenses	(97.5)	(95.7)	(197.1)	(196.5)

Amortization of goodwill	—	(5.7)	—	(10.2)

Purchased in-process research and development	—	—	—	(73.5)

Non-operating income	7.8	7.9	25.7	51.8

Interest income	3.5	3.2	6.7	7.5

Interest expense	(6.7)	(9.5)	(14.9)	(17.6)

Income before income taxes	24.8	24.6	50.7	10.7

Income taxes	(8.4)	(8.6)	(17.2)	(29.5)

Net income (loss)	$16.4	$16.0	$33.5	$(18.8)

Net income (loss) per common share

Basic	$.25	$.24	$.51	$(.28)

Diluted	$.25	$.24	$.51	$(.28)

Cash dividends paid per common share	$.05	$.05	$.10	$.10

Average basic shares outstanding	65.9	66.4	65.8	67.4

Average diluted shares outstanding	66.3	66.6	66.2	67.4

See Notes to Condensed Consolidated Financial Statements.

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	December 28,	June 29,
	2001	2001
	(unaudited)	(audited)

Assets
Current Assets
Cash and cash equivalents	$84.4	$103.0

Marketable securities	100.8	146.8

Receivables, net	453.5	451.6

Unbilled costs and accrued earnings on fixed price contracts	181.9	182.6

Inventories	257.5	267.7

Current deferred income taxes	94.6	70.3

Income taxes receivable	9.5	—

Total current assets	1,182.2	1,222.0

Other Assets
Plant and equipment, net	273.1	281.9

Goodwill	209.0	215.1

Non-current notes receivable	35.8	36.9

Non-current deferred income taxes	6.7	19.5

Other assets	158.6	184.5

	683.2	737.9

	$1,865.4	$1,959.9

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$2.1	$33.2

Accounts payable	77.2	125.5

Compensation and benefits	87.9	110.5

Other accrued items	106.6	103.8

Advance payments and unearned income	82.7	74.3

Income taxes payable	—	11.2

Current portion of long-term debt	1.3	1.8

Total current liabilities	357.8	460.3

Other Liabilities
Long-term debt	383.5	384.4

Shareholders’ Equity
Preferred Stock, without par value; 1,000,000 shares authorized; none issued	—	—

Common Stock, $1.00 par value; 250,000,000 shares authorized; issued and outstanding 66,105,654 shares at December 28, 2001 and 65,845,902 shares at June 29, 2001	66.1	65.8

Other capital	218.8	214.0

Retained earnings	829.1	802.3

Unearned compensation	(4.2)	(4.5)

Accumulated other comprehensive income	14.3	37.6

Total shareholders’ equity	1,124.1	1,115.2

	$1,865.4	$1,959.9

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

Note F — Plant and Equipment

Plant and equipment are summarized below:

(In millions)	December 28,	June 29,
	2001	2001

Land	$12.3	$12.3
Buildings	274.2	273.1
Machinery and equipment	560.5	566.4

	847.0	851.8
Less allowances for depreciation	573.9	569.9

	$273.1	$281.9

Note G — Goodwill

     Changes in the carrying amount of goodwill for the two quarters ended December 28, 2001, by operating segment, are as follows:

(In millions)	Government	RF	Microwave	Network	Broadcast
	Communications	Communications	Communications	Support	Communications	Other	Total

Balance as of June 30, 2001	$24.7	$6.0	$67.7	$13.4	$92.6	$10.7	$215.1
Goodwill related to operations that were sold during the period	(3.3)	—	—	—	—	(10.7)	(14.0)
Goodwill acquired during the period	—	—	—	—	7.7	—	7.7
Other (including translation and true-ups of previously estimated purchase price allocations)	(1.3)	—	(1.4)	—	2.9	—	0.2

Balance as of December 28, 2001	$20.1	$6.0	$66.3	$13.4	$103.2	$—	$209.0

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

Note I — Reclassifications

Certain prior-year amounts have been reclassified on the financial statements to conform to current year classifications.

Note J — Non-Operating Income

The components of non-operating income are as follows:

	Quarter Ended		Two Quarters Ended

(In millions)	December 28,	December 29,	December 28,	December 29,
	2001	2000	2001	2000

Gains from the sale of securities available for sale	$17.4	$13.8	$34.1	$65.8
Write-down of securities available for sale for other than temporary decreases in market value	(3.3)	—	(3.3)	—
Gain on the sale of GE Harris Energy Control
Systems, LLC	—	—	10.3	—
Write-down of investment interest in Terion, Inc.	(10.0)	—	(10.0)	—
Royalty income (expense)	(2.9)	3.3	(5.0)	2.8
Equity income (loss)	7.3	(1.6)	7.3	(5.1)
Investments in marketing and technology projects and other items	(0.7)	(7.6)	(7.7)	(11.7)

	$7.8	$7.9	$25.7	$51.8

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

RESULTS OF OPERATIONS

Revenue for the second quarter of fiscal 2002 was $451.5 million, a decrease of 7.3 percent compared to the second quarter of fiscal 2001. The decrease in revenues resulted primarily from the drop in the Network Support and Microwave Communications segments’ revenues, which was partially offset by increased revenues in the Government Communications, RF Communications and Broadcast Communications segments’ revenues. Income before income taxes in the second quarter of fiscal 2002 was $24.8 million compared to $24.6 million for the second quarter of fiscal 2001. This slight increase in income before income taxes resulted primarily from increases in income for the Government Communications, RF Communications, and Broadcast Communications segments as well as lower net interest expense. Also, there is no amortization of goodwill in fiscal 2002 due to Harris’ implementation of FAS 142. These improvements were partially offset by losses incurred in the Microwave Communications and Network Support segments as well as increased headquarters expense.

Revenue and Income Before Income Taxes by Segment

Harris is structured primarily around the markets it serves and operates in five business segments, which are Government Communications, RF Communications, Microwave Communications, Network Support and Broadcast Communications. “Corporate eliminations” represent the elimination of inter-segment sales.

Segment revenue and income before income taxes are as follows:

	Quarter Ended			Two Quarters Ended

			%			%
	Dec. 28,	Dec. 29,	Inc./	Dec. 28,	Dec. 29,	Inc./
(In millions)	2001	2000	(Dec.)	2001	2000	(Dec.)

REVENUE
Government Communications	$220.5	$210.1	5.0%	$436.5	$408.4	6.9%
RF Communications	64.1	55.7	15.1%	117.2	102.7	14.1%
Microwave Communications	72.7	113.4	(35.9)%	152.5	219.9	(30.7)%
Network Support	15.9	35.1	(54.7)%	29.3	73.0	(59.9)%
Broadcast Communications	79.4	74.0	7.3%	161.7	146.4	10.5%
Corporate eliminations	(1.1)	(1.4)	—	(2.3)	(3.1)	—

Total Revenue	$451.5	$486.9	(7.3)%	$894.9	$947.3	(5.5)%

INCOME BEFORE INCOME TAXES
Government Communications	$20.2	$17.0	18.8%	$38.9	$32.5	19.7%
% of revenue	9.2%	8.1%		8.9%	8.0%
RF Communications	11.4	8.5	34.1%	19.8	14.2	39.4%
% of revenue	17.8%	15.3%		16.9%	13.8%
Microwave Communications(1)	(6.4)	3.3	—	(11.8)	(69.5)	(83.0)%
% of revenue	(8.8)%	2.9%		(7.7)%	(31.6)%
Network Support	(2.1)	1.3	—	(6.4)	4.6	—
% of revenue	(13.2)%	3.7%		(21.8)%	6.3%
Broadcast Communications	9.7	7.7	26.0%	17.2	14.3	20.3%
% of revenue	12.2%	10.4%		10.6%	9.8%
Headquarters expense	(12.6)	(9.1)	38.5%	(24.5)	(16.9)	45.0%
Non-operating income	7.8	7.9	(1.3)%	25.7	51.8	(50.4)%
Amortization of goodwill	—	(5.7)	—	—	(10.2)	—
Net interest	(3.2)	(6.3)	(49.2)%	(8.2)	(10.1)	(18.8)%

Total Income Before Income Taxes	$24.8	$24.6	0.8%	$50.7	$10.7	373.8%

% of revenue	5.5%	5.1%		5.7%	1.1%

(1)	The two quarters ended December 29, 2000 includes a $73.5 million write-off of purchased in-process research and development.

Government Communications Segment: Government Communications segment revenue in the second quarter of fiscal 2002 of $220.5 million increased 5.0 percent from the second quarter of fiscal 2001 and income before income taxes of $20.2 million represented an increase of 18.8 percent from the second quarter of fiscal 2001. Growth in the Government Communications segment continued on an upward trend begun in the second quarter of fiscal 2001, aided by increased U.S. government procurement. The segment’s margins continue to benefit from higher performance award fees from customers as well as the sale of Harris’ publishing systems business in the first quarter of fiscal 2002.

During the quarter, Harris was awarded the first phase of a $2 billion contract for work on the Lockheed Martin Joint Strike Fighter (“JSF”). The first-phase, three-year contract is valued at $55 million and will include work on the JSF’s avionics infrastructure.

RF Communications Segment: Revenues from the RF Communications segment grew 15.1 percent in the second quarter of fiscal 2002 when compared to the same quarter of fiscal 2001. Harris also set new quarterly sales and orders records for the products of this segment. Harris expects that its technically superior Falcon II secure radio product family will continue to drive very strong results related to tactical radio products. During the quarter, Harris booked a $168 million order from the United Kingdom Bowman Programme, one of the largest land-based military projects in recent U.K. history. Deliveries will start in fiscal 2003 and are expected to stretch over a five-year period. Income before income taxes increased from $8.5 million in the second quarter of fiscal 2001 to $11.4 million in the second quarter of fiscal 2002. The increase was due to the higher sales volume and improved margins on Falcon II radios as these products gained manufacturing efficiencies.

Microwave Communications Segment: Revenues from the Microwave Communications segment in the second quarter of fiscal 2002 decreased 35.9 percent from a very strong second quarter in fiscal 2001. The North American market for cellular, PCS, and private networks remained healthy. Economic conditions in the international telecom market weakened further in the quarter. This segment experienced a loss before income taxes of $6.4 million in the second quarter of fiscal 2002 compared to income before income taxes of $3.3 million for the second quarter of fiscal 2001. This loss was due to the low international sales volume and one-time expenses incurred as a result of cost-cutting actions in this segment.

Network Support Segment: Revenue from the Network Support segment declined 54.7 percent when compared to the second quarter of fiscal 2001. In the second quarter of fiscal 2001, sales for these products and services were still benefiting from the DSL build-out before that market collapsed in the third quarter of fiscal 2001. This segment experienced a loss before income taxes of $2.1 million in the second quarter of fiscal 2002 compared to income before income taxes of $1.3 million for the second quarter of fiscal 2001. The loss in the second quarter of fiscal 2002 was due to the lower sales volume and under absorption of overhead costs on lower volume.

Broadcast Communications Segment: Revenues from the Broadcast Communications segment increased 7.3 percent in the second quarter of fiscal 2002 versus the prior year’s comparable period. The U.S. transition to digital standards remains on track. Sales of Harris’ digital television products continued to grow significantly. At the same time, U.S. broadcasters have postponed near-term investments in automation and other software infrastructure systems as a result of disappointing advertising revenues associated with the economic downturn. Highlights of the quarter for Harris included the win of an $85 million contract to modernize 90 radio broadcast sites for Romania’s state-owned broadcast organization. The contract includes transmission systems, microwave links, and centralized network management systems. Work on the contract is expected to cover a two-year period. Income before income taxes increased from $7.7 million in the second quarter of fiscal 2001 to $9.7 million in the second quarter of fiscal 2002 due to the increased sales volume and higher margins on the segments’s digital television products, which was dampened by lower sales volume on high margin automation products.

Two Quarters Ended December 28, 2001: Revenue for the two quarters ended December 28, 2001 decreased 5.5 percent when compared to the two quarters ended December 29, 2000. Decreases in the Microwave Communications and Network Support segments’ revenue were partially offset by increases in revenue for the RF Communications, Broadcast Communications and Government Communications segments. Income before income taxes for the first two quarters of fiscal 2002 of $50.7 million increased from $10.7 million in the first two quarters of fiscal 2001. The Government Communications segment’s income before income taxes increased 19.7 percent from $32.5 million for the two quarters ended December 29, 2000 to $38.9 million for the two quarters ended December 28, 2001. RF Communications segment’s income before income taxes increased 39.4 percent from $14.2 million for the two quarters ended December 29, 2000 to $19.8 million for the two quarters ended December 28, 2001. Broadcast Communications segment’s income before income taxes increased 20.3 percent from $14.3 million for the two quarters ended December 29, 2000 to $17.2 million for the two quarters ended December 28, 2001. The remaining increase in income before income taxes was due primarily to a $73.5 million write-off of purchased in-process research and development in fiscal 2001 related to Harris’ acquisition of WavTrace, Inc., which was reflected in the Microwave Communications segment. Also, there is no amortization of goodwill in fiscal 2002 due to Harris' implementation of FAS 142. These increases were partially offset by higher non-operating income in the prior year related to excess gains from the sale of marketable securities available for sale, higher headquarters expense in the current year and lower income before income taxes in the Network Support and Microwave Communications segments after excluding the impact of the $73.5 million purchased in-process research and development write-off.

Comparative Statement of Income

Harris’ comparative statement of income is as follows:

	Quarter Ended			Two Quarters Ended

			%			%
	Dec. 28,	Dec. 29,	Inc./	Dec. 28,	Dec. 29,	Inc./
(In millions)	2001	2000	(Dec.)	2001	2000	(Dec.)

Revenue	$451.5	$486.9	(7.3)%	$894.9	$947.3	(5.5)%

Cost of revenue	(333.8)	(362.5)	(7.9)%	(664.6)	(698.1)	(4.8)%

Gross margin	117.7	124.4	(5.4)%	230.3	249.2	(7.6)%

% of revenue	26.1%	25.5%		25.7%	26.3%

Engineering, selling and administrative expenses	(97.5)	(95.7)	1.9%	(197.1)	(196.5)	0.3%

% of revenue	21.6%	19.7%		22.0%	20.7%

Amortization of goodwill	—	(5.7)	—	—	(10.2)	—

Purchased in-process research and development	—	—	—	—	(73.5)	—

Non-operating income	7.8	7.9	(1.3)%	25.7	51.8	(50.4)%

Interest income	3.5	3.2	9.4%	6.7	7.5	(10.7)%

Interest expense	(6.7)	(9.5)	(29.5)%	(14.9)	(17.6)	(15.3)%

Income before income taxes	24.8	24.6	0.8%	50.7	10.7	373.8%

% of revenue	5.5%	5.1%		5.7%	1.1%

Income taxes	(8.4)	(8.6)	(2.3)%	(17.2)	(29.5)	(41.7)%

Net income (loss)	$16.4	$16.0	2.5%	$33.5	$(18.8)	—

% of revenue	3.6%	3.3%		3.7%	(2.0)%

Gross Margin: Gross margin as a percent of revenue was 26.1 percent in the second quarter of fiscal 2002 compared to 25.5 percent in the second quarter of fiscal 2001. The increase is due primarily to improved margins as a percent of sales related to Harris’ RF Communications, Broadcast Communications, and Microwave Communications segments’ products. These increases were offset partially by declining margins and sales volume in the Network Support segment.

Engineering, Selling and Administrative Expenses: Engineering, selling, and administrative expenses increased $1.8 million and as a percent of revenue increased from 19.7 percent in the second quarter of fiscal 2001 to 21.6 percent in the second quarter of fiscal 2002. The increase was due primarily to planned costs associated with a workforce reduction in Harris’ Microwave Communications segment and increased corporate headquarters expense. These increases were partially offset by lower engineering, selling, and administrative expenses resulting from cost-cutting efforts in the Microwave Communications and Network Support segments.

Non-operating Income: Non-operating income was flat at $7.8 million in the second quarter of fiscal 2002 compared to $7.9 million in the second quarter of fiscal 2001. Increased gains from the sale of marketable securities available for sale and increased income from equity investments were essentially offset by a further write-down of Harris’ investment in Airnet Communications Corporation, a public company, and a write-down of Harris’ passive investment interest in a start-up technology company, Terion, Inc. (“Terion”).

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

Return on Revenue: Net income as a percentage of revenue was 3.6 percent in the second quarter of fiscal 2002 versus 3.3 percent in the second quarter of fiscal 2001. The increase was due primarily to the reasons previously discussed.

Two Quarters Ended December 28, 2001: The gross margin as a percent of revenue was 25.7 percent in the first two quarters of fiscal 2002 compared to 26.3 percent in the first two quarters of fiscal 2001. The decrease was due primarily to a lower mix of sales in the high margin Network Support segment’s products as well as a reduction in overall Network Support segment’s margins, which also resulted from the drop off in revenues for these products.

Engineering, selling, and administrative expenses as a percent of revenue were 22.0 percent in the first two quarters of fiscal 2002 versus 20.7 percent in the first two quarters of fiscal 2001. The increase as a percentage of revenue was due primarily to planned costs associated with a workforce reduction in Harris’ Microwave Communications segment.

The first two quarters of fiscal 2002 showed net income of $33.5 million versus a net loss in the first two quarters of fiscal 2001 of $18.8 million. This change was due primarily to the changes discussed under the “Revenue and Income Before Income Taxes By Segment” caption above as well as a change in net interest expense to $8.2 million in the first two quarters of fiscal 2002 from an expense of $10.1 million in the first two quarters of fiscal 2001 due primarily to lower borrowings and interest rates on short-term debt.

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

Net cash used in operating activities: Net cash used in operating activities was $14.7 million for the first two quarters of fiscal 2002 compared to net cash used in operating activities of $42.3 million for the first two quarters of fiscal 2001. The decrease in net cash used in operating activities is due primarily to improved cash flows related to unbilled costs, inventories, and notes receivable. The build up of unbilled costs, inventories, and notes receivable in the first two quarters of fiscal 2001 resulted primarily from the Broadcast Communications and Microwave Communications segments’ sales volume increases. During the first two quarters of fiscal 2002, sales volume decreased in the Network Support and Microwave Communications segments, as did unbilled costs, inventories, and notes receivable. This improvement was partially offset by a reduction in cash flows as a result of lower accounts payable on lower volumes, and a reduction in accrued salaries and wages due to the timing of payroll, profit sharing, and annual incentive payments in the first two quarters of fiscal 2002.

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

Outlook

Operating results for Harris in the second quarter were encouraging, particularly given the continued weakness in telecom equipment markets. Harris’ cost reduction activities are showing positive results. And, most significantly, the continued growth in Government Communications, Broadcast Communications, and the RF Communications segments has allowed Harris to overcome much of the downturn effects of the current U.S. recession and the severe capital spending constraints in international markets.

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

More specifically, the foreign exchange contracts classified as cash flow hedges as of December 28, 2001 are primarily being used to hedge currency exposures from cash flows anticipated from the United Kingdom Bowman Programme in Harris’ RF Communications segment. This contract was awarded in the second quarter of fiscal 2002 for Harris’ tactical radio products. Under the contract, the customer pays in Pounds Sterling (“GBP”). Harris also has payments to local suppliers in GBP on this program. Harris has hedged the forecasted sales and vendor payments denominated in GBP to maintain Harris’ anticipated profit margin in U.S. dollars. As of December 28, 2001, Harris estimated that a total $0.2 million pretax gain would be reclassified into earnings from comprehensive income within the next twelve months related to these transactions. The net gain or loss included in Harris’ earnings for the first two quarters of fiscal 2002 and fiscal 2001 representing the amount of fair value and cash flow hedges’ ineffectiveness was not material. No amounts were recognized in Harris’ earnings for the first two quarters of fiscal 2002 and fiscal 2001 related to the component of the derivatives instruments’ gain or loss excluded from the assessment of hedge effectiveness. In addition, no amounts were recognized in Harris’ earnings for the first two quarters of fiscal 2002 and fiscal 2001 related to hedged firm commitments that no longer qualify as fair value hedges. No material reclassification of gains and losses into earnings from comprehensive income is expected to result from transactions or events related to commitments to customers or suppliers within the next twelve months. All of these derivatives were recorded at their fair value on the balance sheet as of December 28, 2001 in accordance with FAS 133.

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

PART II. OTHER INFORMATION

Item 4. Submissions of Matters to a Vote of Security Holders.

         At the Annual Meeting of Shareholders of Harris held on October 26, 2001, the following proposals were adopted by the margins indicated.

1.	To elect three nominees to the Board of Directors for a three-year term expiring in 2004:

Nominee	Number of Shares

	For	Withheld

Phillip W. Farmer Thomas A. Dattilo Alfred C. DeCrane, Jr.	56,490,313 56,592,124 56,594,924	659,750 557,939 555,139

                  The terms of the following directors also continued after the annual meeting:

•	Ralph D. DeNunzio
•	Joseph L. Dionne
•	John T. Hartley
•	Karen Katen
•	Stephen P. Kaufman
•	Gregory T. Swienton
•	Alexander B. Trowbridge (Mr. Trowbridge retired effective December 31, 2001)

2.	To ratify the appointment of Ernst & Young LLP as the independent public auditors for fiscal 2002:

For Against Abstain	56,981,696 102,932 65,434

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

(10)	Material Contracts:

(i) Amendment No. 2 to Harris Corporation 1997 Directors’ Deferred Compensation and Annual Stock Unit Award Plan.*

(12)	Ratio of Earnings to Fixed Charges.*

*	Previously filed with the Company’s Form 10-Q Quarterly Report for the fiscal quarter ended December 28, 2001.

(b)	Reports on Form 8-K:

No Current Reports on form 8-K were filed during the fiscal quarter ended December 28, 2001.

Items 1, 2, 3, and 5 of Part II are not applicable and have been omitted.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS CORPORATION (Registrant)

Date: June 3, 2002	By:/s/Bryan R. Roub Bryan R. Roub Senior Vice President & Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No.
Under Reg.
S-K, Item 601		Description

(10)		Material Contracts:

	(i)	Amendment No. 2 to Harris Corporation 1997 Directors’ Deferred Compensation and Annual Stock Unit Award Plan.*

(12)		Ratio of Earnings to Fixed Charges*

* Previously filed with the Company’s Form 10-Q Quarterly Report for the fiscal quarter ended December 28, 2001.