Form 10-K
period 2002-06-28
HARRIS CORP /DE/
filed 2002-09-03
CIK 202058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 28, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to

Commission File Number 1-3863

HARRIS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	34-0276860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1025 West NASA Boulevard Melbourne, Florida	32919
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (321) 727-9100

Securities Registered Pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, par value $1.00 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x   No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      The aggregate market value (based upon the closing price on the New York Stock Exchange) of the voting stock held by non-affiliates of the registrant as of August 23, 2002 was $2,214,267,013. For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates.

      The number of outstanding shares of the registrant’s Common Stock on August 23, 2002 was 66,355,628.

      Documents Incorporated by Reference:

      Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on October 25, 2002 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

HARRIS CORPORATION

ANNUAL REPORT FOR THE FISCAL YEAR ENDED JUNE 28, 2002

			Page No.

Part I:
ITEM	1.	Business	1
ITEM	2.	Properties	15
ITEM	3.	Legal Proceedings	16
ITEM	4.	Submission of Matters to a Vote of Security Holders	17
Executive Officers of the Registrant			18

Part II:
ITEM	5.	Market for the Registrant’s Common Equity and Related Stockholder Matters	21
ITEM	6.	Selected Financial Data	22
ITEM	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
ITEM	7A.	Quantitative and Qualitative Disclosure About Market Risk	52
ITEM	8.	Financial Statements and Supplementary Data	52
ITEM	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	52

Part III:
ITEM	10.	Directors and Executive Officers of the Registrant	53
ITEM	11.	Executive Compensation	53
ITEM	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	53
ITEM	13.	Certain Relationships and Related Transactions	54
ITEM	14.	Controls and Procedures	54

Part IV:
ITEM	15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	55

Signatures			59

Certifications			60

Financial Statements and Supplementary Data			61

Forward-Looking Statements

      The Business section and other parts of this Annual Report contain forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements of our plans, strategies and objectives for future operations; any statements concerning new products, services or developments; any statements regarding future economic conditions, performance or outlook; statements as to the outcome of contingencies; statements as to the value of our contract awards and programs; statements of belief or expectation; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates” and similar words. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Annual Report. Factors that might cause such difference include, but are not limited to, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

PART I

ITEM 1.  BUSINESS.

HARRIS

      Harris Corporation, along with our subsidiaries, is an international communications equipment company focused on providing product, system and service solutions for commercial and government customers. Our five operating divisions serve markets for government communications and information processing, tactical radios, microwave, network support and broadcast.

      We were incorporated in Delaware in 1926 as the successor to three companies founded in the 1890s. Our principal executive offices are located at 1025 West NASA Boulevard, Melbourne, Florida 32919, and our telephone number is (321) 727-9100. Our web site address is www.harris.com. The information posted on our web site is not incorporated into this Annual Report. Worldwide sales in fiscal 2002 were $1.88 billion. On August 23, 2002, we employed about 9,700 people. We sell products in more than 90 countries.

      During fiscal 2000, we completed our repositioning as a company focused on communications and communications equipment. During fiscal 2000, we (1) completed the spin-off of our Lanier Worldwide, Inc. office products subsidiary, (2) completed the sale of our semiconductor business, and (3) exited from the telephone switching and alarm management product lines. As a result of these actions, our consolidated financial statements and notes for fiscal 2000 and prior periods report the Lanier Worldwide, Inc. and semiconductor businesses as discontinued operations and, accordingly, prior periods have been restated.

General

      We structure our operations around the following five business segments:

•	Government Communications Systems,

•	RF Communications,

•	Microwave Communications,

•	Network Support, and

•	Broadcast Communications.

      Financial information with respect to all of our other activities is reported as part of Headquarters Expense or Non-Operating Income.

      Each of our five business segments, which are also referred to by us as “divisions,” has been organized on the basis of specific communications markets. For the most part, each operating segment has its own marketing, engineering, manufacturing and product service and maintenance organization. We produce most of the products we sell. Reference is made to the note Business Segments in the Notes to Financial Statements for further information with respect to our business segments.

      Our total revenues in fiscal 2002 were approximately $1.88 billion compared to approximately $1.96 billion a year earlier. Total sales in the United States increased approximately 2 percent from a year earlier while international sales, which amounted to approximately 22 percent of our total from continuing operations in fiscal 2002, decreased approximately 27 percent. Our net income for fiscal 2002 was $82.6 million compared to $21.4 million in fiscal 2001.

      Following is a brief description of the business and products of each of our business segments:

Government Communications Systems

      Our Government Communications Systems segment conducts advanced research studies, develops prototypes and designs, develops and produces state-of-the-art airborne, spaceborne and terrestrial communications, information processing equipment and systems for the U.S. Department of Defense, FAA, and other government agencies and also for other large aerospace and defense companies serving the defense industry. This segment also develops and produces information processing and communications systems to collect, store, retrieve, process, analyze, display and distribute information for the U.S. Government, its agencies and its prime contractors.

RF Communications

      Our RF Communications segment is a leading supplier of secure wireless voice and data communications products, systems and networks to the U.S. Department of Defense and other Federal and state agencies and to foreign governments’ defense agencies. This segment supplies a comprehensive line of secure radio products and systems for man-transportable, mobile, strategic fixed-site and shipboard applications.

Microwave Communications

      Our Microwave Communications segment serves the worldwide microwave communications markets. This segment supplies a broad range of digital microwave and millimeter-wave radios for use in wireless telecommunications markets. These products are used by cellular and PCS/ PCN operators, government agencies, public safety agencies, utilities, pipelines, railroads, industrial companies, private businesses and telecommunications operators worldwide. This segment provides complete point-to-point and point-to-multipoint microwave systems, including broadband wireless access systems.

Network Support

      Our Network Support segment provides test, management and maintenance solutions to public and private communications service providers and network operators around the world. Products range from a comprehensive suite of network management, operation support systems (“OSS”) and testing systems to handheld test sets and tools for maintenance and installation technicians.

Broadcast Communications

      Our Broadcast Communications segment serves the digital and analog television and radio infrastructure markets, providing transmission, automation, studio and network management equipment and systems. Customers are primarily television and radio broadcasters.

Financial Information About Our Business Segments

      The financial results shown in the following table are presented to comply with current financial accounting standards relating to our business segment reporting. Information concerning the total assets of our business segments is contained in the note Business Segments in the Notes to Financial Statements. In calculating income before income taxes, allocation of certain expenses among the business segments involves the exercise of business judgment. Intersegment sales, which are insignificant, are accounted for at prices comparable to those paid by unaffiliated customers. We previously reported on a two-segment basis. To conform to our current segment reporting, prior period segment financial information contained in this Annual Report has been restated to reflect our five-segment reporting basis.

REVENUE AND INCOME BEFORE INCOME TAXES BY BUSINESS SEGMENT*

(In millions)

	Fiscal Year Ended

	June 28, 2002	June 29, 2001	June 30, 2000

Revenue
Government Communications Systems	$924.4	$848.3	$815.9
RF Communications	258.3	223.1	220.4
Microwave Communications	288.9	430.0	309.4
Network Support	57.2	122.0	211.6
Broadcast Communications	355.1	336.7	257.7
Corporate Eliminations	(8.1)	(5.0)	(7.6)

Total	$1,875.8	$1,955.1	$1,807.4

Income Before Income Taxes
Government Communications Systems	$85.5	$70.9	$58.1
RF Communications	51.6	32.5	27.3
Microwave Communications	(17.4)	(58.8)	9.1
Network Support	(10.3)	(0.6)	(67.1)
Broadcast Communications	37.2	35.0	7.9
Headquarters Expense	(49.1)	(42.9)	(36.7)
Non-Operating Income	41.0	80.0	48.2
Amortization of Goodwill	—	(22.2)	(10.5)
Net Interest	(13.4)	(21.5)	2.2

Total	$125.1	$72.4	$38.5

*	Fiscal 2002 Non-Operating Income includes a $10.3 million gain from the sale of our minority interest in our GE Harris Energy Control Systems, LLC joint venture, a $10.0 million write-down of our investment interest in Terion, Inc. and a $3.7 million write-down of marketable securities. Fiscal 2001 Non-Operating Income includes a $33.4 million gain from the sale of our minority interest in our GE-Harris Railway Electronics, LLC joint venture and a $20.1 million write-down of marketable securities. The results for our Microwave Communications segment include a $73.5 million purchased in-process research and development write-off in fiscal 2001. Network Support segment’s fiscal 2000 results include a $41.0 million restructuring expense. Broadcast Communications segment’s fiscal 2000 results include a $10.7 million purchased in-process research and development write-off. Reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding the results of our business segments.

Description of Business by Segment

Government Communications Systems

      Our Government Communications Systems segment conducts advanced research studies, develops prototypes and designs, develops and produces state-of-the-art airborne, spaceborne and terrestrial communications, information processing equipment and systems for the U.S. Department of Defense, FAA and other government agencies and also for other large aerospace and defense companies serving the defense industry. The Government Communications Systems segment specializes in ground communications, aerospace communications and avionics; optical solutions, image collection, storage, retrieval and processing; information technology systems and communications; and engineering and technical services. Applications of this segment’s state-of-the-art technologies include:

Aerospace Communications Systems:

•	communication and information management systems,

•	advanced avionics systems,

•	advanced aerospace and avionics products,

•	cockpit controls and display processors for military aircraft,

•	cockpit digital moving maps for enhanced situation awareness,

•	intelligence, surveillance and reconnaissance,

•	high-speed data and fiber-optic networks and interfaces,

•	datalinks and wireless area networks for deployed munitions,

•	wideband datalinks that deliver sensor imagery to soldiers via unmanned aerial vehicles and other aircraft,

•	unfurlable mesh satellite antennas for regional mobile wire communications, and

•	phased array antennas for spacecraft that enable mobile and broadband communications.

Ground Communications Systems:

•	terrestrial and satellite communication antennas, terminals and networks,

•	command, control, communication, computer and intelligence systems, products and services,

•	tactical communications terminals for ground and shipboard environments,

•	fire control systems for mobile-fired artillery,

•	large-aperture fixed satellite communications terminals,

•	electronic threat and warfare simulation,

•	communications-on-the-move systems that operate in the C through Q bands, and

•	wireless local area network products for battlespace networks and secure communications.

Information, Technical Services and Communications Systems:

•	information technology systems and support,

•	air traffic control and related communications,

•	military and commercial weather support systems,

•	display, signal and image processing,

•	network and information assurance and security systems, products and services, and

•	wideband data handling systems.

      The Government Communications Systems segment is a supplier of advanced-technology communications and information processing systems to the U.S. Department of Defense (including Air Force, Army and Navy customers), FAA, NASA, National Imaging and Mapping Agency, Census Bureau, other Federal and local government agencies and aircraft manufacturers and prime contractors.

      The Government Communications Systems segment is a leading supplier of air-traffic control communication systems and is also a major supplier of custom aircraft and spaceborne communication and information processing systems, cockpit digital moving maps, controls and display processors, a leading supplier of terrestrial and satellite communication systems, including large deployable satellite antenna systems and flat panel, phased-array and single-mission antennas and is a preeminent supplier of super-high-frequency military satellite ground terminals for the U.S. Department of Defense.

      This segment is a major supplier of custom ground-based systems and software designed to collect, store, retrieve, process, analyze, display and distribute information for government, defense and law enforcement applications, including meteorological data processing systems and range management information systems. This segment also provides computer controlled electronic maintenance, logistic, simulation and test systems for military aircraft, ships and ground vehicles and provides sophisticated ground-based and shipboard command, control, communication, computer and intelligence systems, products and services for many government end-users. This segment’s electronic products enable high-speed communications for platforms such as the USAF F-22 Raptor air-dominance fighter and the Army’s Commanche advanced armed reconnaissance helicopter. The segment is also supplying portions of the communications systems for the Ground-based Midcourse Defense program (formerly known as National Missile Defense) and has won follow-on awards for the U.S. Army’s Multiple Launch Rocket system program.

      Specific examples of technology developed by this segment include a family of wideband digital links to support the transmission of radar, imagery and video from reconnaissance aircraft, unmanned aerial vehicles and satellites and the development of a digital map that electronically displays real-time terrain, flight paths and target locations for fighter helicopters. The segment also has extensive expertise in microelectronics, microelectronic machines and advanced wireless tracking technology, and is developing secure wireless LAN products for battlefield applications, and advanced modems for use in high-bandwidth efficient systems.

      Major program milestones for the segment in fiscal 2002 included:

•	obtaining a major role in providing advanced avionics systems design, development and production work for the Lockheed Martin Joint Strike Fighter aircraft. We currently expect to provide more than $2 billion in avionics work over the anticipated 20-year life of the program,

•	an award of an eight-year contract by the U.S. Census Bureau for the Master Address File/ Topologically Integrated Geographic Encoding and Referencing Accuracy Improvement Project, currently anticipated to provide total revenue of $200 million. This program will provide a computer database of all addresses and locations where people live or work, covering an estimated 115 million residences and 60 million businesses in the U.S.,

•	an award of a $222 million production contract by the U.S. Army Communications Command for 205 lightweight multiband satellite terminals, and

•	an award of a six-year, $70 million contract by TRW Inc. for development of the In-Flight Interceptor Communications System for the Ground-based Midcourse Defense program.

      In addition, in July of 2002, we were awarded a 15-year, $1.7 billion contract to integrate and modernize the FAA’s Telecommunications Infrastructure. The total contract amount of the program including options could reach $3.5 billion through 2017. This program will consolidate telecommunications at more than 5,000 FAA facilities nationwide, while reducing operating costs, enhancing network security and improving service.

      In July 2002, we were also awarded a one-year, $43 million contract to provide operations and maintenance services for the U.S. Air Force Satellite Control Network’s communications functions at Schriever AFB, Colorado, and Onizuka AFS, California. The contract contains options that could increase the overall contract amount for us to $355 million through 2009.

      A significant portion of this segment’s business involves classified programs. While classified projects are not discussed in this Annual Report, the operating results relating to classified projects are included in our consolidated financial statements, and the business risks associated with such projects do not differ materially from those of other projects for the U.S. Government.

      The Government Communications Systems segment is expanding its capabilities and offerings in the government services business. In the fourth quarter of fiscal 2001, we acquired Exigent International, Inc., a provider of professional services and software support to government agencies for the management of satellite command and control, telecommunications and information technology programs.

      We also concluded the sale of our minority interest in two joint ventures with the General Electric Company. We sold our interest in GE-Harris Railway Electronics, LLC to General Electric in the fourth quarter of fiscal 2001 and concluded the sale of our interest in GE Harris Energy Controls Systems, LLC to General Electric in the first quarter of fiscal 2002.

      In August 2001, we also completed the sale of 90 percent of our interest in our Harris Publishing Systems and Baseview Products subsidiaries. The sale price was $5.4 million. These subsidiaries had revenues of approximately $21 million in fiscal 2001. We completed the sale of our remaining 10 percent interest in these subsidiaries in the first quarter of fiscal 2003 for $0.6 million to bring the total sales price to $6.0 million.

      Revenue in fiscal 2002 for this business segment increased 9.0 percent to $924.4 million from $848.3 million in fiscal 2001. Income before income taxes increased 20.6 percent to $85.5 million.

      This segment contributed 49 percent of our total sales from continuing operations in fiscal 2002, 43 percent in fiscal 2001 and 45 percent in fiscal 2000.

      Most of the sales of the Government Communications Systems segment are made directly or indirectly to the U.S. Government under contracts or subcontracts containing standard government contract clauses providing for redetermination of profits, if applicable, and for termination for the convenience of the U.S. Government or for default of the contractor. These sales consist of a variety of contracts and programs with various governmental agencies, with no single program accounting for 10 percent or more of our total sales. In fiscal 2002, U.S. Government customers accounted for approximately 94 percent of the segment’s total revenues.

      The funded backlog of unfilled orders for this segment of our business was $426 million at July 26, 2002, compared with $405 million a year earlier.

      The segment’s backlog includes both cost reimbursement and fixed-price contracts. Cost reimbursement contracts generally have lower profit margins than fixed-price contracts. Production contracts are mainly fixed-price contracts and development contracts are generally cost reimbursement contracts. Although a fixed-price contract generally enables us to retain profits if the total actual contract costs are less than the estimated contract costs, we bear the risk that increased or unexpected costs may reduce our profit or result in losses on a contract. For fiscal 2002, 61 percent of the revenues of this segment were generated from cost-reimbursement contracts and 39 percent from fixed-price contracts.

      For a discussion of certain risks affecting our government business, see “Principal Customers,” “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RF Communications

      Our RF Communications segment is a leading supplier of secure wireless voice and data communications products, systems and networks to the U.S. Department of Defense and other Federal and state agencies and to foreign government defense agencies, to which a significant portion is through the U.S. Government’s foreign military sales program, as well as through system integrators. This segment supplies a comprehensive line of secure radio products and systems for man-portable, mobile, strategic fixed-site and shipboard applications.

      Major products and services offered by our RF Communications segment include:

•	the Falcon® II family of multiband, HF, VHF and UHF software-based tactical radios, which support a variety of wireless communications protocols for high-data-rate applications,

•	HF, VHF, UHF and multiband radio equipment and systems for man-transportable, mobile, strategic fixed-site and shipboard applications,

•	information security products and systems including custom integrated circuits and encryption modules,

•	tactical networking systems, and

•	systems integration.

      The segment’s Falcon® II family of HF, VHF and UHF radios share common operation, logistics and accessories and are built on a software-defined radio platform which is reprogrammable to add features or software upgrades. These radios also have military-strength embedded encryption and can be linked to computers, providing network capabilities on the battlefield.

      Applications for the segments products include:

•	tactical and strategic command and control,

•	battlefield communications,

•	lightweight tactical manpacks and systems for U.S. and Allied Special Operations forces,

•	HF radio communications systems for naval surface ships, and

•	secure turnkey systems and products for embassy radio communications networks.

      During fiscal 2002, the segment won a key position on the U.S. Department of Defense Joint Tactical Radio System. We were selected as part of a team to provide system design, development and production work for the first “cluster” of a four-cluster development program that will provide advanced radio communications for all U.S. military forces. The anticipated revenue from this program could be as much as $500 million through full production over 15 years.

      During fiscal 2002, the segment also signed a contract valued at approximately $200 million to supply the high frequency subsystems for the U.K. Ministry of Defence’s Bowman Radio Programme. Under the terms of this contract, we expect to provide upwards of 10,000 radio units over the course of the five-year program.

      Revenues in fiscal 2002 for the RF Communications segment increased 15.8 percent over fiscal 2001 to $258.3 million. Segment income before income taxes was $51.6 million in fiscal 2002 compared to $32.5 million in fiscal 2001.

      The RF Communications segment contributed 14 percent of our total sales from continuing operations in fiscal 2002, 12 percent in fiscal 2001 and 12 percent in fiscal 2000.

      Approximately 61 percent of the sales of this segment were made outside of the United States in fiscal 2002. A significant portion of these sales were made to NATO and Partnership for Peace forces.

      In general, the segment’s domestic products are sold and serviced directly to customers through its sales organizations and through established distribution channels. Internationally, the segment markets and sells its products and services through regional sales offices and established distribution channels often through the U.S. Government’s Foreign Military Sales Program. See “International Business.”

      The backlog of unfilled orders for this segment of our business was $320 million at July 26, 2002 compared with $136 million a year earlier. Approximately $123 million of the backlog of unfilled orders at July 26, 2002 is expected to be filled during fiscal 2003.

Microwave Communications

      Our Microwave Communications segment designs, manufactures and markets a broad range of digital microwave and millimeter-wave radios for use in worldwide wireless communication markets, including telephone interconnection and broadband wireless access. The segment offers a wide range of access products to serve the needs of competitive service providers and Internet service providers. The segment’s business demands are primarily driven by the worldwide demand for high-performance and high-capacity broadband access, mobile voice telephony, high-speed data communications and the increasing use of cellular telephone and other wireless services and devices. In general, wireless networks are constructed using microwave radios and other equipment to connect all sites, fixed-access facilities, switching systems and other similar systems. For many applications, microwave and millimeter systems offer a lower cost alternative to competing transmission technologies such as fiber or “wired” systems. This segment focuses on two primary applications for microwave: (1) links to connect cellular and PCS sites, and (2) private network and competitive network applications.

      Private network applications include utilities, pipelines, railroads, industrial companies, local governments and emergency service operations where the public telephone network is not reliable, does not exist or is not sufficiently secure. This segment also focuses on high-frequency communications and provides broadband wireless access to the latest Internet, voice, data and video applications, including millimeter wave technology. The segment’s broadband wireless access products have dynamic bandwith-on-demand allocation capabilities which allow a single wireless link to serve many subscribers. The segment’s broadband wireless access products include both point-to-point and point-to-multipoint microwave systems.

      Principal customers for the segment’s products and services include domestic and international cellular and PCS service providers, original equipment manufacturers and base station suppliers, as well as private network users.

      Major products offered by our Microwave Communications segment include:

•	the MicroStar® and Galaxy™ families of digital point-to-point microwave radios ranging from low-frequency products to high-frequency, high-capacity systems,

•	the MegaStar® high-capacity, carrier class digital radio operating in the 5, 6, 7, 8 and 11 GHz frequencies with features designed to eliminate test equipment requirements and reduce network installation and operation costs,

•	the Constellation™ medium to high-capacity family of point-to-point digital radios operating in the 5, 6, 7, 8 and 11 GHz frequencies, which are designed for network applications,

•	the Aurora™ family of spread-spectrum digital microwave radios designed to meet customer needs for unlicensed frequency bands and which is well suited for LAN/WAN, cellular, PCS/PCN, private wireless and Internet access systems,

•	the ClearBurst™ MB broadband wireless access point-to-multipoint digital radio which operates in the 3.5 and 10.5 GHz frequencies, and is suited for high-speed data and telephony applications for the small and medium enterprise and small office and home office customers seeking wireless “last mile” access to high-quality voice and high-speed Internet service, and

•	The ClearBurst™ GB which is currently being developed and is a high-frequency, point-to-multipoint product intended to deliver broadband wireless service to businesses requiring a large number of access channels for data and voice traffic.

      In addition to the above products, the segment is also an industry leader in turnkey microwave systems and service capabilities. The segment designs and implements total network solutions to include integration, site surveys, RF planning and training.

      The segment is the largest supplier of microwave radio systems in North America. Approximately 53 percent of the sales of the segment were made outside of North America in fiscal 2002.

      Revenues in fiscal 2002 for our Microwave Communications segment decreased 32.8 percent from $430.0 million to $288.9 million. The segment’s loss before income taxes was $17.4 million in fiscal 2002, compared to a loss before income taxes of $58.8 million in fiscal 2001. The fiscal 2001 loss was impacted by a $73.5 million purchased in-process research and development write-off related to our acquisition of WavTrace.

      The Microwave Communications segment contributed 15 percent of our total sales from continuing operations in fiscal 2002, 22 percent in fiscal 2001 and 17 percent in fiscal 2000.

      In general, the segment’s domestic products are sold and serviced directly to customers or original equipment manufacturers through its sales organizations and through established distribution channels. Internationally, the segment markets and sells its products and services through regional sales offices and established distribution channels. See “International Business.”

      The backlog of unfilled orders for this segment of our business was $45 million at July 26, 2002, substantially all of which is expected to be filled during the 2003 fiscal year compared with $113 million a year earlier.

Network Support

      Our Network Support segment provides a complete range of products and systems to support network infrastructures. The segment’s products enable service providers to test, manage and enhance communications network infrastructures. The segment supplies telecommunication products and systems, including:

•	technician handheld tools and test sets, ranging from industry standard impact tools, crimpers, wire and cable strippers, to butt-in style test sets for installation, maintenance and troubleshooting,

•	network management solutions and operational support systems to manage telephone subscriber loops, and

•	access test and management systems, including a stand-alone line test system providing a full suite of tools to address installation, maintenance and fault management requirements.

      The segment’s broad product offering enables it to service the entire communications network from a network operation center to the field technicians. Principal customers for the segment’s products and services include international telephone companies, Regional Bell Operating Companies (“RBOCs”), independent and competitive local exchange voice and data carriers, utilities and government agencies.

      Major products, systems and services offered by our Network Support segment include:

•	handheld ADSL and ISDN test sets for qualification and testing for both “plain-old-telephone” (“POTs”) and digital subscriber loops (“DSL”),

•	international testing products for EuroISDN and E1 circuit and voice testing,

•	industry-standard structured cabling tools to simplify digital line installation and maintenance, as well as tool kits to meet the needs of service technicians,

•	the NetBoss™ integrated communications network management platform that supports wireless, wireline and Internet services and helps service providers manage, streamline and automate associated business functions such as billing,

•	stand-alone line test systems that provide tools needed to address installation, maintenance and fault management requirements,

•	a copper access switch matrix that provides remote access to analog or digital circuits, and

•	portable records verification and correction systems that test cable plant records.

      The segment offers an enterprise solution product called Genre™, which is an integrated software solution designed to help medium to large businesses reduce costs and more efficiently manage their voice and data operations while confirming the accuracy of service provider billing and circuit reconciliation. The Genre™ product enables IT managers to rapidly configure services from a central location.

      Sales in fiscal 2002 for the Network Support segment decreased 53.1 percent compared to fiscal 2001 to $57.2 million. Segment loss before income taxes was $10.3 million in fiscal 2002, compared to a $0.6 million loss before income taxes in fiscal 2001.

      The Network Support segment contributed 3 percent of our total sales from continuing operations in fiscal 2002, 6 percent in fiscal 2001 and 12 percent in fiscal 2000.

      In general, the segment’s domestic products are sold and serviced directly to customers through its sales organizations and through established distribution channels. Internationally, the segment markets and sells its products and services through regional sales offices and established distribution channels. See “International Business.” Approximately 24 percent of the sales of the segment were made outside of the United States in fiscal 2002.

      The backlog of unfilled orders for this segment of our business was $9 million at July 26, 2002, substantially all of which is expected to be filled during the 2002 fiscal year compared with $18 million a year earlier.

Broadcast Communications

      Our Broadcast Communications segment serves the digital and analog television and radio infrastructure markets, providing transmission, studio, automation and network management equipment and systems to over-the-air broadcasters.

      Our Broadcast Communications segment is a leading developer, manufacturer and supplier of:

•	digital and analog radio and television broadcast encoding and transmission equipment, systems and services,

•	radio and television studio equipment, systems and services, and

•	automation and network management equipment and systems enabling television stations, groups and networks to monitor and control hardware, software and related elements from a central location and to otherwise automate systems for television, over-the-air broadcast and cable and industrial applications.

      Our Broadcast Communications segment provided the nation’s first advanced digital television transmitter as well as the first commercial digital television application. This segment is the industry’s leader in providing digital equipment to the over-the-air broadcasters. The segment is also expanding its efforts in the digital radio area and is developing the next wave of radio broadcasting equipment including In-Band/On Channel (“IBOC”) digital radio as well as Digital Audio Broadcast (“DAB”) and Digital Radio Mondiale (“DRM”) international standards.

      The Broadcast Communications segment has expanded its presence in international digital broadcast markets. At the start of fiscal 2002, we acquired the Hirschmann Multimedia Communications Network business, a leader in European-standard digital video television and digital audio broadcast radio transmitters and digital cable systems.

      Principal customers for the segment’s products and services include domestic and international television and radio broadcasters.

      Major products, systems and services offered by our Broadcast Communications segment include:

•	digital solid state AM, FM, VHF and UHF transmission systems,

•	digital television (“DTV”), encoding, master control and monitoring systems,

•	IBOC as well as DAB and DRM digital radio-compatible transmitters,

•	analog radio and television transmission systems,

•	digital audio broadcast transmission systems including encoders, data interfaces, multiplexers, modulators, transmitters and operating software,

•	cable head end systems,

•	datacasting systems,

•	automation systems, including device control hardware and software,

•	analog and digital audio consoles and radio studio products,

•	mobile broadcast and news gathering units and production vehicles, and

•	comprehensive television and radio studio integration services and products.

      This segment has provided digital television transmitters to many U.S. broadcasters as they comply with the U.S. Government-mandated transition from analog to digital transmission.

      In connection with the transition of broadcasting from analog to digital technologies and the trend toward centralized operations, broadcasters have more opportunities to expand channel and service offerings and for automation of many processes. Following the acquisition of Louth Automation in fiscal 2000, we have become a leading supplier of automation solutions for broadcasters. In the automation area, our product offerings include master control-play-out systems for single- and multi-channel applications, wide-area automation solutions, media asset management systems, program management services and related support and training.

      Our Broadcast Communications segment is North America’s largest supplier of radio and television broadcast equipment. Approximately 19 percent of the sales of the segment were made outside of the United States in fiscal 2002.

      Revenues in fiscal 2002 for the Broadcast Communications segment increased 5.5 percent over fiscal 2001 to $355.1 million. Segment income before income taxes was $37.2 million in fiscal 2002 compared to $35.0 million in fiscal 2001.

      The Broadcast Communications segment contributed 19 percent of our total sales from continuing operations in fiscal 2002, 17 percent in fiscal 2001 and 14 percent in fiscal 2000.

      In general, the segment’s domestic products are sold and serviced directly to customers through its sales organizations and through established distribution channels. Internationally, the segment markets and sells its products and services through regional sales offices and established distribution channels. See “International Business.”

      The backlog of unfilled orders for this segment of our business was $88 million at July 26, 2002, substantially all of which is expected to be filled during the 2003 fiscal year compared with $103 million a year earlier.

International Business

      Revenues in fiscal 2002 from products exported from the United States or manufactured abroad were $416.7 million or 22 percent of our total sales, compared with $572.8 million or 29 percent of our total sales from continuing operations in fiscal 2001, and $487.3 million or 27 percent in fiscal 2000. Our international sales include both direct exports from the United States and sales from foreign subsidiaries. Most of the international sales are derived from the Microwave Communications, RF Communications, and Broadcast Communications segments. Direct export sales are primarily denominated in U.S. dollars, whereas sales from foreign subsidiaries are generally denominated in the local currency of the subsidiary. Exports from the United States, principally to Europe, Latin America and Asia, totaled $185.1 million or 44 percent of our international sales in fiscal 2002, $227.1 million or 40 percent of our international sales in fiscal 2001, and $229.7 million or 47 percent of our international sales from continuing operations in fiscal 2000.

      Foreign operations represented 12 percent of revenues in fiscal 2002 and 18 percent in fiscal 2001, and 12 percent of long-lived assets as of June 28, 2002 and as of June 29, 2001. Government Communication Systems segment systems are produced principally in the United States. International revenues are derived primarily from exports.

      Principal international manufacturing facilities are located in Canada, China and the United Kingdom. International marketing activities are conducted through subsidiaries which operate in Canada, Europe,

Central and South America and Asia. We have also established an international marketing organization and several regional sales offices. Reference is made to Exhibit 21 “Subsidiaries of the Registrant” for further information regarding our foreign subsidiaries.

      We utilize indirect sales channels, including dealers, distributors and sales representatives, in the marketing and sale of some lines of products and equipment, both domestically and internationally. These independent representatives may buy for resale or, in some cases, solicit orders from commercial or governmental customers for direct sales by us. Prices to the ultimate customer in many instances may be recommended or established by the independent representative and may be on a basis which is above or below our list prices. These independent representatives generally receive a discount from our list prices and may mark-up those prices in setting the final sales prices paid by the customer. During the 2002 fiscal year, sales from indirect sales channels represented 8 percent of our total sales and 34 percent of our international sales compared to sales from indirect sales channels in fiscal year 2001 representing 9 percent of our total sales and 27 percent of our international sales.

      Fiscal year 2002 sales came from a large number of foreign countries, no one of which accounted for five percent or more of our total orders.

      Certain of our exports are paid for by letters of credit, with the balance carried either on an open account or installment note basis. Advance payments, progress payments or other similar payments received prior to or upon shipment often cover most of the related costs incurred. Performance guarantees by us are generally required on significant foreign government contracts. In order to stay competitive in international markets, we also enter into recourse and vendor financing to facilitate sales to certain customers.

      The particular economic, social and political conditions for business conducted outside the United States differ from those encountered by domestic businesses. Our management believes that the overall business risk for the international business as a whole is somewhat greater than that faced by its domestic operations as a whole. A description of the types of risks for which we are subject in international business is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

      Nevertheless, in the opinion of our management, these risks are offset by the diversification of the international business and the protection provided by letters of credit and advance payments.

      Except for inconsequential matters, such as matters involving road and utility rights-of-way, we have never been subjected to threat of government expropriation, either within the United States or abroad.

      Financial information regarding our domestic and international operations is contained in the note Business Segments in the Notes to Financial Statements.

Competition

      We operate in highly competitive businesses that are sensitive to technological advances. Although successful product and systems development is not necessarily dependent on substantial financial resources, some of our competitors in each of our businesses are larger than we are, and can maintain higher levels of expenditures for research and development. Our competitors in the RF Communications, Microwave Communications, Network Support and Broadcast Communications segments include large multinational communications companies, as well as smaller companies with developing technology expertise.

      In the Microwave Communications segment our existing and potential competitors include: Alcatel Networks, Inc., DMC Stratex Networks, Inc., Ericsson Inc., Fujitsu Compound Semiconductor, Inc., Marconi Corporation, Microwave Networks Incorporated, NEC America (Radio Communications Systems), Nera Telecommunications, Inc., Nokia Networks, P-Com, Inc. and Siemens AG (Information and Communications Mobile) as well as other companies which are in the development stage. Several of our competitors are original equipment manufacturers through which we distribute and sell products and services.

      In the Broadcast Communications segment our existing and potential competitors include: Broadcast Electronics, Inc., Encoda Systems, Inc., Nautel Limited, NEC Networks, Rhode & Schwarz GmbH, Tandberg Television ASA, Thales Broadcast & Multimedia, as well as other private companies and divisions of large companies.

      In the Network Support segment our existing and potential competitors include: Agilent Technologies, Inc., TTI Telecom International, Inc., Hewlett-Packard Company, Turnstone Systems, Inc., Spirent PLC, Teradyne, Inc., Tollgrade Communications, Inc., Textron, Inc., Fluke (a subsidiary of Danaher Corporation) and Sunrise Telecom, Incorporated as well as numerous other small and larger companies.

      Our competition in the Government Communications Systems segment and the RF Communications segment, including for U.S. Government contracts, typically are large, technically competent firms with substantial assets.

      We concentrate in each of our businesses on the market opportunities which our management believes are compatible with its resources, overall technological capabilities and objectives. Principal competitive factors in these businesses are cost-effectiveness, product quality and reliability, technological capabilities, service, ability to meet delivery schedules and the effectiveness of dealers in international areas.

Principal Customers

      Sales to the U.S. Government, which is our only customer accounting for 10 percent or more of total sales, were 54 percent, 42 percent and 41 percent of our total sales from continuing operations in fiscal 2002, 2001 and 2000, respectively.

      Our U.S. Government sales are predominantly derived from contracts and agencies of, and prime contractors to, the U.S. Government. U.S. Government contracts are terminable at the convenience of the U.S. Government, as well as for default. Under contracts terminable at the convenience of the U.S. Government, a contractor is entitled to receive payments for its allowable costs and, in general, the proportionate share of fees or earnings for the work done. Contracts which are terminable for default generally provide that the U.S. Government only pays for the work it has accepted and may require the contractor to pay for the incremental cost of reprocurement and may hold the contractor liable for damages.

      Companies engaged in supplying goods and services to the U.S. Government are dependent on congressional appropriations and administrative allotment of funds and may be affected by changes in U.S. Government policies resulting from various military and political developments. In many cases, there is also additional uncertainty relating to the complexity of designs, necessity for design improvements, and difficulty in forecasting costs and schedules when bidding on developmental and highly sophisticated technical work. For further discussion of risks relating to U.S. Government contracts see “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Backlog

      Our funded backlog of unfilled orders was approximately:

•	$888 million at July 26, 2002,

•	$775 million at July 27, 2001, and

•	$727 million at July 31, 2000.

      The determination of backlog involves substantial estimating, particularly with respect to customer requirements contracts and long-term contracts of a cost-reimbursement or incentive nature.

      We define funded backlog as the value of contract awards received from the U.S. Government for which the U.S. Government has appropriated funds and the appropriating agency has given us authorization to spend these funds under the contract, plus the amount of contract awards and orders received from customers other than the U.S. Government, which have yet to be recognized as sales. We expect to record as sales during fiscal 2003 most of our funded backlog as of July 26, 2002. However, there can be no assurance that our funded backlog will become sales in any particular period, if at all. Our funded backlog does not include the full amount of our contract awards including those pertaining to multi-year, cost-reimbursable contracts, which are generally funded on an annual basis. Funded backlog also excludes the sales amount of unexercised contract options that may be exercised by customers under existing contracts and the sales amount of purchase orders that may be issued under indefinite quantity contracts or basic ordering agreements.

Research, Development and Engineering

      Research, development and engineering expenditures by us for our continuing operations totaled approximately:

•	$516 million in fiscal 2002,

•	$486 million in fiscal 2001, and

•	$480 million in fiscal 2000.

      Company-sponsored research and product development costs for our continuing operations which included research and development for commercial products and independent research and development related to government products and services were approximately:

•	$104 million in fiscal 2002,

•	$114 million in fiscal 2001, and

•	$100 million in fiscal 2000.

      The portion of total research, development and engineering expenditures not company-sponsored was funded by government and commercial customers. Company-funded research is directed to the development of new products and to building technological capability in selected communications and electronic systems areas. Government-funded research helps strengthen and broaden our technical capabilities in areas of interest. Almost all of our segments maintain their own engineering and new product development departments, with scientific assistance provided by advanced-technology departments.

      We currently employ about 4,000 engineers and scientists and are making efforts to make the technologies developed in any of our business segments available for all other business segments.

Patents and Intellectual Property

      We hold numerous patents which we consider, in the aggregate, to constitute an important asset. However, we do not consider our business or any business segment to be materially dependent upon any single patent or any group of related patents. We are engaged in a pro-active patent licensing program, and have entered into a number of unilateral license and cross-license agreements, many of which generate royalty income. Although existing license agreements have generated income in past years and will do so in the future, there can be no assurances we will enter into additional income-producing license agreements. With regard to patents relating to our Government Communications Systems segment, the U.S. Government often has an irrevocable, non-exclusive, royalty-free license, pursuant to which the U.S. Government may use or authorize others to use the inventions covered by such patents. Pursuant to similar arrangements, the U.S. Government may consent to our use of inventions covered by patents owned by other persons.

      Numerous trademarks used on or in connection with our products are considered to be a valuable asset.

Environmental and Other Regulations

      Our manufacturing facilities, in common with those of industry generally, are subject to numerous laws and regulations designed to protect the environment, particularly with regard to wastes and emissions. We believe that we have materially complied with these requirements and that such compliance has not had a material adverse effect on our business or financial condition. Expenditures to protect the environment and to comply with current environmental laws and regulations over the next several years are not expected to have a material impact on our competitive or financial position. If future laws and regulations contain more stringent requirements than presently anticipated, actual expenditures may be higher than our present estimates of those expenditures.

      Waste treatment facilities and pollution control equipment have been installed by us to satisfy legal requirements and to achieve our waste minimization and prevention goals. No material amounts were spent by us on environmental capital projects in each of fiscal 2002, 2001 or fiscal 2000. A portion of our environmental expenditures relate to discontinued operations for which we have retained certain environmental liabilities. We currently expect that amounts to be spent for environmental-related capital projects will not be material in fiscal 2003. These amounts may increase in future years.

      Additional information regarding environmental matters is set forth in “Legal Proceedings” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Raw Materials and Supplies

      Because of the diversity of our products and services, as well as the wide geographic dispersion of our facilities, we use numerous sources for the wide array of raw materials needed for our operations and for our products. We are dependent upon suppliers and subcontractors for a large number of components and the ability of our suppliers and subcontractors to meet performance and quality specifications and delivery schedules. In some instances, we are dependent upon one or a few sources, either because of the specialized nature of a particular item or because of domestic preference requirements pursuant to which we operate on a given project. To date, we have not been materially adversely affected by the inability to obtain raw materials or products.

Seasonality

      No material portion of our business is considered to be seasonal, although in recent years our revenues in the second half of our fiscal year have generally exceeded revenues in the first half.

Employees

      As of June 28, 2002, we had approximately 9,700 employees, of whom approximately 8,700 were located in the United States. Approximately 1,100 employees were employed in the RF Communications segment, 1,200 in the Microwave Communications segment, 200 in the Network Support segment, 1,200 in the Broadcast Communications segment, and 5,400 in the Government Communications Systems segment, with the remainder employed in headquarters or other support or service functions.

      None of our employees in the United States are represented by a labor union; however, in certain international subsidiaries, our employees are represented by workers councils or statutory labor unions.

      In general, we believe that our relations with our employees are good.

Additional Information

      Additional information relating to our businesses, including our operating segments, is set forth in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

ITEM 2.  PROPERTIES.

      We operate approximately 77 office and manufacturing facilities in the United States, Canada, Europe, Central and South America and Asia, consisting of about 3.9 million square feet of manufacturing, administrative, warehousing, engineering and office facilities that are owned and about 1.1 million square feet of sales, office and manufacturing facilities that are leased. The leased facilities are for the most part occupied under leases for terms ranging from one year to 30 years, a majority of which can be terminated or renewed at no longer than five-year intervals at our option. Our corporate headquarters, which are owned by us, are located in Melbourne, Florida. The location of our principal office and manufacturing facilities, and the business segments which utilize such facilities are as follows:

Government Communications Systems:

•  Malabar, Florida*
•  Melbourne, Florida*
•  Palm Bay, Florida*

RF Communications:

•  Rochester, New York*

Microwave Communications:

•  Redwood Shores, California
•  San Antonio, Texas*
•  Montreal, Canada
•  Shenzhen, China

Network Support:

•  Camarillo, California*
•  Melbourne, Florida*

Broadcast Communications:

•  Quincy, Illinois*
•  Sunnyvale, California
•  Littleton, Massachusetts
•  Cincinnati, Ohio*
•  Rennes, France
•  Huntingdon, United Kingdom
•  Rankweil, Austria

The locations identified by * are owned by us.

      As of June 28, 2002, the following facilities were in productive use by us in our operations:

		Approximate	Approximate
		Sq. Ft. Total	Sq. Ft. Total
Segment	Function	Owned	Leased

Government Communications Systems	Office/Manufacturing	2,587,828	363,302
RF Communications	Office/Manufacturing	391,656	74,401
Microwave Communications	Office/Manufacturing	50,944	369,039
Network Support	Office/Manufacturing	66,000	26,992
Broadcast Communications	Office/Manufacturing	332,094	308,632
Other
Corporate	Offices	432,293	6,225

TOTALS		3,860,815	1,148,591

      In the opinion of management, our facilities are suitable and adequate for their intended purposes and have capacities adequate for current and projected needs. While we do have some unused or under-utilized facilities, they are not considered significant. For more information about our lease obligations, see the “Lease Commitments” footnote in the Notes to Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS.

      General. From time to time, as a normal incident of the nature and kind of business in which we are engaged, various claims or charges are asserted and litigation commenced against us arising from or related to: product liability; patents, trademarks or trade secrets; labor and employee disputes; the sale or use of products containing asbestos; breach of warranty; antitrust; distribution; or contractual relations. Claimed amounts may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court awards. While it is not feasible to predict the outcome of these matters with certainty, in the opinion of management, settlements and final judgments, if any, which might be rendered against us in existing litigation are reserved against, covered by insurance or would not have a material adverse effect on our financial condition or our business taken as a whole.

      Government Business. Government contractors, such as us, engaged in supplying goods and services to the U.S. Government and its various agencies are dependent on congressional appropriations and administrative allotment of funds and may be affected by changes in U.S. Government policies. U.S. Government contracts typically involve long lead times for design and development and are subject to significant changes in contract scheduling and may be unilaterally modified or cancelled by the government. Often these contracts call for successful design and production of complex and technologically advanced products or systems. We may participate in supplying goods and services to the U.S. Government as either a prime contractor or as a subcontractor to a prime contractor. Disputes may arise between the prime contractor and the government and the prime contractor and its subcontractors and may result in litigation between the contracting parties.

      From time to time, we may either individually or in conjunction with other U.S. Government contractors, be the subject of U.S. Government investigations for alleged criminal or civil violations of procurement or other federal laws. These investigations may be conducted without our knowledge. We are unable to predict the outcome of such investigations or to estimate the amounts of resulting claims or other actions that could be instituted against us, our officers or employees. Under present government procurement regulations, if indicted or adjudged in violation of procurement or other federal civil laws a contractor, such as us, or one or more of our operating divisions, could be suspended or debarred from eligibility for awards of new government contracts for up to three years. In addition, a government contractor’s foreign export control licenses could be suspended or revoked.

      International. As an international company, we are, from time to time, the subject of investigations relating to our international operations, including under the Foreign Corrupt Practices Act and similar laws. We are currently cooperating with certain government representatives in investigations relating to potential violations of foreign corrupt practices and other laws. Our management does not believe that the outcome of these current disputes or investigations will have a material adverse effect on our financial condition or our business taken as a whole.

      Environmental. We are subject to numerous Federal and state environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning ongoing activities at our facilities or remediation as a result of past activities. From time to time we receive notices from the United States Environmental Protection Agency and equivalent state environmental agencies that we are a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state legislation. Such notices assert potential liability for cleanup costs at various sites, which include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. We have been named as a PRP at 14 such sites, excluding sites as to which our records disclose no involvement or as to which our liability has been finally determined. While it is not feasible to predict the outcome of many of these proceedings, in the opinion of our management, any payments we may be required to make as a result of currently existing claims will not have a material adverse effect on our financial condition or our business taken as a whole.

      In April 2002, 43 plaintiffs filed suit against 23 defendants, including us, in the United States District Court for the Eastern District of New York. The plaintiffs claim that they suffered personal injuries and property damage due to the disposal of nuclear materials and hazardous waste by defendants in and near the Hicksville, Long Island, New York area. The defendants are divided into two categories, the so-called “Verizon defendants,” consisting of Verizon and its predecessors who operated a facility known as the Sylvania facility, at which the plaintiffs claim nuclear materials were processed and disposed of, and the “non-Verizon defendants,” consisting of all the other defendants, including us, who the plaintiffs claim either caused or permitted non-nuclear hazardous waste to be disposed of at their facilities. The plaintiffs claim that the disposal of the nuclear materials by the Verizon defendants and the disposal of the non-nuclear hazardous wastes by the non-Verizon defendants contaminated the groundwater utilized by the plaintiffs. The plaintiffs appear to be claiming damages from the defendants in excess of $360 million. On July 22, 2002, the Court held a preliminary conference at which the plaintiffs advised that within 30 days they would be filing an amended complaint naming perhaps as many as 87 additional defendants. Once the amended complaint is filed, we will have 30 days to respond, and we anticipate filing a motion to dismiss. An order will be sent documenting future deadlines, and there is a hearing scheduled on September 17, 2002 before the magistrate to address discovery issues. We plan to defend this action vigorously. We believe that the claimed damages do not bear a reasonable relationship to our ultimate liability.

      Additional information regarding environmental matters is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted by us to a vote of our security holders during the fourth quarter of fiscal 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT (As of August 31, 2002).

      Our executive officers are as follows:

		Executive Office
Name	Age	Currently Held	Past Business Experience

Phillip W. Farmer	64	Chairman of the Board, President and Chief Executive Officer
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

Bryan R. Roub	61	Senior Vice President and Chief Financial Officer
Senior Vice President and Chief Financial Officer since October 1993. Senior Vice President — Finance, July 1984 to October 1993. Formerly with Midland-Ross Corporation in the capacities of: Executive Vice President — Finance, 1982 to 1984; Senior Vice President, 1981 to 1982; Vice President and Controller, 1977 to 1981; and Controller, 1973 to 1977.

Bruce M. Allan	57	President — Broadcast Communications Division
President — Broadcast Communications Division since July 1999. Vice President — General Manager of the Broadcast Systems Division of the Communications Sector from July 1997 to July 1999. Formerly with Thomson in various capacities of increasing responsibility, including Vice President — Technology and Business Development from 1994 to 1997.

Richard L. Ballantyne	62	Vice President — General Counsel and Secretary	Vice President — General Counsel and Secretary since November 1989. Formerly Vice President — General Counsel and Secretary, Prime Computer, Inc., 1982 to 1989.

		Executive Office
Name	Age	Currently Held	Past Business Experience

James L. Christie	50	Vice President — Controller
Vice President — Controller since October 1999 and Vice President — Acting Controller from July 1999 to October 1999. Vice President — Internal Audit, August 1992 to June 1999. Director — Internal Audit, 1986 to 1992. Formerly Director — Internal Audit and Division Controller at Harris Graphics Corporation, 1985 to 1986. Mr. Christie joined Harris in 1978 and has held various positions of increasing responsibility.

Allen E. Dukes	55	President — Microwave Communications Division
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

Nick E. Heldreth	60	Vice President — Human Resources and Corporate Relations
Vice President — Human Resources and Corporate Relations since July 1996. Vice President — Human Resources since June 1986. Formerly Vice President — Personnel and Industrial Relations, Commercial Products Division, Pratt & Whitney and various related assignments with United Technologies Corporation, 1974 to 1986.

Robert K. Henry	55	President — Government Communications Systems Division
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

		Executive Office
Name	Age	Currently Held	Past Business Experience

Chester A. Massari	60	President — RF Communications Division
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

Gary L. McArthur	42	Vice President — Corporate Development
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

Daniel R. Pearson	50	President — Network Support Division
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

David S. Wasserman	59	Vice President — Treasurer	Vice President — Treasurer since January 1993. Vice President — Taxes, 1987 to 1993. Formerly Senior Vice President, Midland-Ross Corporation, 1979 to 1987.

      There is no family relationship between any of our executive officers or directors, and there are no arrangements or understandings between any of our executive officers or directors and any other person pursuant to which any of them was elected as an officer or director, other than arrangements or understandings with our directors or officers acting solely in their capacities as such.

      All of our executive officers are elected annually and serve at the pleasure of our board of directors.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

      Our common stock, par value $1.00 per share, is listed and traded on the New York Stock Exchange, Inc. (“NYSE”), under the ticker symbol “HRS,” and is also traded on the Boston, Chicago, Pacific and Philadelphia Stock Exchanges and through the Intermarket Trading System. According to the records of our transfer agent, as of August 23, 2002, there were approximately 8,755 holders of record of our common stock.

      The high and low sales prices as reported in the consolidated transaction reporting system and the dividends paid on our common stock for each quarterly period in the last two fiscal years are reported below:

			Cash
	High	Low	Dividends

Fiscal 2001
First Quarter	$37.88	$24.75	$0.05
Second Quarter	$33.25	$20.75	$0.05
Third Quarter	$31.50	$22.38	$0.05
Fourth Quarter	$32.20	$20.80	$0.05

			$0.20

Fiscal 2002
First Quarter	$33.20	$25.40	$0.05
Second Quarter	$37.00	$27.90	$0.05
Third Quarter	$38.00	$29.69	$0.05
Fourth Quarter	$38.70	$33.85	$0.05

			$0.20

      On August 23, 2002, the last sale price of the our common stock as reported in the consolidated transaction reporting system was $33.65 per share.

Dividends

      On August 24, 2002, our board declared a quarterly cash dividend of $0.08 per share, which will be paid on September 20, 2002 to holders of record on September 6, 2002. We have paid cash dividends every year since 1941 and currently expect that cash dividends will continue to be paid in the near future; however, there can be no assurances that this will be the case. On August 24, 2002, our board increased our annual dividend rate from $0.20 per share to $0.32 per share. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our board of directors may deem relevant.

Repurchases

      On October 22, 1999, our board authorized us to repurchase up to 15 million shares of our common stock periodically in the open-market, in negotiated or block transactions or pursuant to tender offers. We did not repurchase any shares of our common stock in fiscal 2002. During fiscal 2001, we repurchased approximately 3.2 million of our shares in open-market transactions. In fiscal 2000, we repurchased approximately 10.7 million of our shares in open-market transactions (a portion of which was repurchased under our board’s prior authorization). We have a remaining authorization to purchase an additional 1.7 million shares under our repurchase program.

Stock Split

      On August 23, 1997, our board of directors approved a two-for-one stock split to shareholders of record at the close of business on September 4, 1997. All share information in this Annual Report for periods prior to such date has been restated to reflect the stock split.

Sale of Securities

      On August 26, 2002, we completed a private placement offering of $150 million of our 3.5% Convertible Debentures due 2022. Morgan Stanley & Co. Incorporated, Salomon Smith Barney Inc., SunTrust Capital Markets, Inc. and Wachovia Securities, Inc. acted as the initial purchasers of the debentures. The debentures were offered and sold to the initial purchasers in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). In connection with this offering and sale, we paid the initial purchasers a commission equal to 2.5 percent of the principal amount of the debentures.

      The debentures will initially bear interest at an annual rate of 3.5% per year, which will be reset on August 15, 2007, August 15, 2012, and August 15, 2017, to a rate per annum equal to the interest rate payable 120 days prior to such reset date on 5-year U.S. Treasury Notes. In no event, however, will the interest rate be reset below 3.5% or above 5.5% per year.

      Holders of the debentures will have the right to convert each of their debentures into shares of our common stock prior to the stated maturity under any of the following circumstances:

(i)	during any calendar quarter if the closing sale price of our common stock, for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the previous calendar quarter, is more than 110 percent of the applicable conversion price per share of our common stock on such last trading day,

(ii)	debentures called for redemption may be surrendered for conversion until the close of business on the business day immediately preceding the redemption date,

(iii)	during any period that the long-term credit rating assigned to the debentures by either of Moody’s Investors Service Inc. or Standard & Poor’s Ratings Group is at or below Bal or BB+, respectively, or if the debentures no longer are rated by either of these ratings services, or if the ratings for the debentures has been suspended by either of these ratings services, or

(iv)	upon the occurrence of specified corporate transactions, including if we make a significant distribution to holders of our common stock or if we are a party to specified consolidations, mergers, or transfers of all or substantially all of our properties and assets.

      For each $1,000 of debentures surrendered for conversion, a holder initially will receive 22.0994 shares of our common stock. This represents an initial conversion price of $45.25 per share of our common stock based on the issue price of the debentures. The conversion rate may be adjusted for certain reasons.

      We may redeem the convertible debentures commencing August 18, 2007 at a price equal to 100 percent of the principal amount plus accrued interest, if any. Holders may require us to repurchase the debentures, in whole or in part, on specified dates in 2007, 2012 and 2017 or upon the occurrence of certain other events including a change of control, at a price equal to 100 percent of the principal amount plus accrued interest, if any.

ITEM 6.	SELECTED FINANCIAL DATA.

      The following table summarizes our selected historical financial information for each of the last five fiscal years. All amounts presented have been restated on a continuing operations basis. Discontinued operations and the items discussed in the footnotes below are more fully discussed in our Notes to Financial Statements. The selected financial information shown below has been derived from our audited consolidated financial statements. This table should be read in conjunction with our other financial information, including “Management’s Discussion and Analysis of Financial Condition and Results of

Operations” and the Consolidated Financial Statements and Notes to Financial Statements included elsewhere in this Annual Report.

	Fiscal Years Ended

	2002(1)	2001(2)	2000(3)	1999(4)	1998(5)

	(In millions, except per share amounts)
Revenue from product sales and services	$1,875.8	$1,955.1	$1,807.4	$1,743.5	$1,924.8
Cost of product sales and services	1,378.1	1,431.1	1,352.6	1,278.3	1,443.5
Interest expense	26.7	34.8	25.2	9.8	12.5
Income from continuing operations before income taxes	125.1	72.4	38.5	78.0	103.7
Income taxes	42.5	51.0	13.5	28.1	37.3
Income from continuing operations before extraordinary item	82.6	21.4	25.0	49.9	66.4
Discontinued operations net of income taxes	—	—	(7.0)	12.4	66.6
Income before extraordinary item	82.6	21.4	18.0	62.3	133.0
Extraordinary loss from early retirement of debt net of income taxes	—	—	—	(9.2)	—
Net income	$82.6	$21.4	$18.0	$53.1	$133.0
Average shares outstanding (diluted)	66.3	67.0	73.4	79.7	80.0
Per share data (diluted):
Income from continuing operations before extraordinary item	$1.25	$.32	$.34	$.63	$.83
Discontinued operations	—	—	(.09)	.16	.83
Extraordinary loss	—	—	—	(.12)	—
Net income	1.25	.32	.25	.67	1.66
Cash dividends	.20	.20	.39	.96	.88
Net working capital	727.9	761.7	1,073.1	224.1	268.6
Net plant and equipment	270.6	281.9	295.4	291.6	314.8
Long-term debt	283.0	384.4	382.6	514.5	761.0
Total assets	1,858.5	1,959.9	2,326.9	2,958.6	3,230.4
Shareholders’ equity	1,149.9	1,115.2	1,374.3	1,589.5	1,637.4
Book value per share	$17.33	$16.94	$19.93	$19.96	$20.46

(1)	Results for fiscal 2002 include a $6.8 million after-tax ($0.10 per share) gain on the sale of our minority interest in our GE Harris Energy Control Systems, LLC joint venture, a $6.6 million after tax ($0.10 per share) write-down of our investment interest in Terion, Inc. and a $2.4 million after tax ($0.04 per share) write-down of marketable securities.

(2)	Results for fiscal 2001 include an after-tax charge of $73.5 million ($1.10 per share) for the write-off of purchased in-process research and development, a $21.7 million after-tax ($0.32 per share) gain on the sale of our minority interest in our GE-Harris Railway Electronics, LLC joint venture and a $13.1 million after-tax ($0.20 per share) write-down of marketable securities.

(3)	Results for fiscal 2000 include an after-tax charge of $26.7 million ($0.36 per share) for restructuring expenses and a $7.0 million ($0.10 per share) write-off of purchased in-process research and development.

(4)	Results for fiscal 1999 include an after-tax charge of $3.3 million ($0.04 per share) for restructuring expenses and a $13.1 million ($0.16 per share) special charge for litigation costs.

(5)	Results for fiscal 1998 include an after-tax charge of $10.3 million ($0.13 per share) for restructuring expenses.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion and analysis provides information that management believes is useful in understanding our operating results, cash flows and financial condition. The discussion is based on our continuing operations and should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and related Notes to Financial Statements appearing elsewhere in this Annual Report. Except for the historical information contained here, the discussions in this document contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under “Forward-Looking Statements and Factors that May Affect Future Results” below.

Application of Critical Accounting Policies

      In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in our Notes to Financial Statements. We consider the policies discussed below as critical to an understanding of our financial statements because their application places the most significant demands on our judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. The impact and any associated risks related to these policies on our business operations are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, see the “Significant Accounting Policies” footnote in our Notes to Financial Statements. Senior management has discussed the development and selection of the critical accounting policies and the related disclosure included herein with the Audit Committee of our board of directors. Preparation of this Annual Report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Revenue Recognition on Long-Term Contracts and Contract Estimates

      A significant portion of our business is derived from long-term development and production contracts, which are accounted for under the provisions of the American Institute of Certified Public Accountants’ (“AICPA”) audit and accounting guide, “Audits of Federal Government Contractors,” and the AICPA’s Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). Revenues related to long-term contracts are recorded using the percentage-of-completion method generally measured by the costs incurred on each contract to-date against estimated total contract costs at completion (cost-to-cost) with consideration given for risk of performance and estimated profit. The percentage-of-completion method of revenue recognition is used in our Government Communications Systems, RF Communications, Broadcast Communications and Microwave Communications segments. Revenues are recorded on certain long-term production contracts within our RF Communications segment using the units of delivery method rather than the cost-to-cost method. Under the units of delivery method, sales and profits are recorded based on the ratio of actual units delivered to estimated total units to be delivered under the contract. Amounts representing contract change orders, claims or other items that may change the scope of a contract are included in sales only when they can be reliably estimated and realization is probable. Incentives or penalties and award fees applicable to performance on contracts are considered in estimating sales and profit rates and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions, which increase or decrease earnings based solely on a single significant event, generally are not recognized until the event occurs. Contracts generally are not segmented. If contracts are segmented, they meet the segmenting criteria stated in SOP 81-1.

      Recognition of profit on long-term contracts requires estimates of: the contract value or total contract revenue; the total cost at completion; and the measurement of progress towards completion. The estimated profit or loss on a contract is equal to the difference between the estimated contract value and the estimated total cost at completion. Due to the long-term nature of our programs, developing the estimated total cost at completion often requires significant judgment. Factors that must be considered in estimating the work to be completed include labor productivity and availability of labor, the nature and complexity of the work to be performed, availability of materials, subcontractor performance, the impact of delayed performance, availability and timing of funding from the customer and the recoverability of claims outside the original contract included in any estimate to complete. We review cost performance and estimates to complete on our ongoing and acquired contracts at least quarterly and in many cases more frequently. If a change in estimated cost to complete a contract is determined to have an impact on contract earnings, we will record a positive or negative adjustment to estimated earnings when identified. We record contracts acquired in connection with a business combination at remaining contract value less our estimate of costs to complete and a profit margin commensurate with the profit margin we earn on similar contracts. Revisions to cost estimates subsequent to the date of acquisition may be recorded as an adjustment to goodwill or earnings, depending on the nature and timing of the revision. A significant change in an estimate on one or more programs could have a material effect on our statement of financial position and results of operations.

Provisions for Excess and Obsolete Inventory Losses

      We value our inventory at the lower of cost or market. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. The review of excess and obsolete inventory primarily relates to our Microwave Communications, Broadcast Communications, Network Support and RF Communications segments. Several factors may influence the sale and use of our inventories, including our decisions to exit a product line, technological change and new product development. These factors could result in a change in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if we determine that our inventory was overvalued, we would be required to recognize such costs in “Cost of product sales and services” in our Consolidated Statement of Income at the time of such determination. Likewise, if we determine that our inventory is undervalued, we may have overstated “Cost of product sales and services” in previous periods and would be required to recognize such additional income. Therefore, although we make every reasonable effort to ensure the accuracy of our forecasts of future product demand, including the impact of planned future product launches, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results. We recorded $20.6 million, $10.5 million and $25.1 million in inventory write-down charges for the fiscal years 2002, 2001 and 2000, respectively. In fiscal 2002 inventory write-downs are primarily due to the slow-down in demand for our Microwave Communications segment’s products as a result of weak international markets where a lack of capital has radically reduced the expansion of telecom infrastructure. The fiscal 2000 write-down includes a $14.1 million inventory write-down associated with the exit of our telephone switching product line. At this time, management does not believe that anticipated product launches would have a material effect on the recovery of our existing net inventory balances.

Accounts and Finance Receivables Allowance for Doubtful Accounts and Credit Losses

      In our Government Communications Systems and RF Communications segments, a substantial majority of our revenues and, consequently, our outstanding accounts receivables, are directly or indirectly with the U.S. Government. Therefore, our risk of not collecting amounts due us under such arrangements is minimal. In our Microwave Communications, Broadcast Communications and Network Support segments, our revenues are supported by contractual arrangements specifying the timing and amounts of payments. In addition, we often require letters of credit or deposit payments prior to the commencement of work or obtain progress payments from our customers upon the achievement of certain milestones. We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness, as determined by our review of our customers’ current credit information. We have also obtained credit insurance for some international customers that we have determined to be a credit risk. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and financial health of specific customers. We historically have experienced and expect to continue to experience a minimal amount of uncollectible accounts receivable. We recorded $6.0 million, $3.0 million and $12.6 million in provisions for doubtful accounts for both our accounts and finance receivables in our Consolidated Statement of Income for fiscal 2002, 2001 and 2000, respectively.

Valuation of Marketable Securities and Strategic Investments

      Marketable securities and strategic investments included in our Consolidated Balance Sheet are reflected in the financial statements at fair value or amounts that approximate fair value. Unrealized gains and losses related to these financial instruments are reflected in net earnings or other comprehensive income, depending on the underlying purpose of the instrument. Where available, we use prices from independent sources such as listed market prices or broker or dealer price quotations. For investments in illiquid and privately held securities that do not have readily determinable fair values, the determination of fair value requires management to estimate the value of the securities based upon available information such as projected cash flows and a review of the financial and market conditions of the underlying company. In instances where a security is subject to transfer restrictions, the value of the security is based primarily on the quoted price of the same security without restriction but may be reduced by an amount estimated to reflect such restrictions. In addition, even where the value of a security is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. For instance, we generally assume that the size of positions in securities that we hold would not be large enough to affect the quoted price of the securities if we sell them and that any such sale would happen in an orderly manner. However, these assumptions may be incorrect and the actual value realized upon disposition could be different from the current carrying value. We evaluate our securities for “other than temporary” impairment. Impairment may exist when the fair value of an investment security has been below the current value for an extended period of time, which we generally define as six months. If an “other than temporary” impairment is determined to exist, the difference between the value of the investment security recorded on the financial statements and our current fair value is recognized as a charge to earnings in the period in which the impairment is determined. As of June 28, 2002, we own approximately $52.2 million of marketable securities, which have prices from independent sources such as listed market prices and $89.7 million of strategic investments, which are included in the “Other assets” caption in our Consolidated Balance Sheet, and which are valued solely on our assumptions or estimates. In fiscal 2002 “Non-operating income” in our Consolidated Statement of Income included a $10.0 million write-down of our investment interest in Terion, Inc. and a $3.7 million write-down of marketable securities for “other than temporary” impairments.

Goodwill and Other Acquired Intangible Assets

      We have made acquisitions in the past that included the recognition of a significant amount of goodwill and other intangible assets. Under generally accepted accounting principles in effect through June 29, 2001, these assets were amortized over their estimated useful lives and were tested periodically to determine if they were recoverable from estimated future pre-tax cash flows on an undiscounted basis over their useful lives. Effective in fiscal 2002, we implemented Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”). Under Statement 142, goodwill is no longer amortized but is subject to an annual (or under certain circumstances more frequent) impairment test based on our estimated fair value. We completed impairment tests as of June 30, 2001 and March 29, 2002 with no adjustment to the carrying value of goodwill. Other intangible assets that meet certain criteria continue to be amortized over their useful lives and are also subject to an impairment test based on estimated fair value. Estimated fair value is typically less than values based on undiscounted operating earnings because fair value estimates include a discount factor in valuing future cash flows. There are many assumptions and estimates underlying the determination of an impairment loss. Goodwill in our Consolidated Balance Sheet as of June 28, 2002 and June 29, 2001 was $215.2 million and

$215.1 million, respectively. Other acquired intangibles are included in the “Other assets” caption in our Consolidated Balance Sheet. Future changes in our estimates or assumptions of fair value could result in the recording of an impairment loss.

Business Considerations

      Government and Defense Industry: Few developments have had a profound effect on the defense and security environment of the United States as much as the events of September 11, 2001. In response to that tragedy, the United States has committed itself to the War on Terrorism. Homeland security has become central to this strategy. At the same time, the United States and its allies have undertaken to transform military capabilities from defending against threats posed by the former Soviet Union to focus upon regional conflicts and proactive threat identification. Such endeavors may require unilateral or coordinated activities ranging from surveillance to engagement, policing or peacekeeping. As a result of these trends and technology developments, the United States and its allies are placing more reliance on (i) sophisticated weapon systems that provide long-range surveillance and intelligence, (ii) battlefield management and precision strike expertise, and (iii) the ability to quickly and efficiently deploy complete defensive platforms globally. The Quadrennial Defense Review, which focused on military changes of the future, emphasized the need for advanced technology and government electronics to meet the new and emerging threats, from protecting the homeland against terrorism and missile attack, to using information and communications as a distinct battle area advantage, to protecting power globally by using intelligence and long-range weaponry.

      The budget for the U.S. Department of Defense for fiscal 2003 and beyond reflects the above-mentioned transformation of national defense policy and responds to increased needs for homeland security and defeating terrorism. Budget increases are projected for operational readiness and personnel needs, as well as for procurement and for research and development. Although the ultimate size of future defense budgets remain uncertain, current indications are that the defense budget will increase over the next several years.

      Our management believes that our experience and capabilities are well aligned with the United States’ defense priorities and initiatives. In addition, increased emphasis on homeland defense may increase demand for usage of our capabilities in areas such as imaging, intelligence and surveillance, secure communications and information technology systems.

      While these developments have had a positive impact on our Government Communications Systems and RF Communications segments, we remain subject to other risks associated with U.S. Government business, including technological uncertainties, dependence on annual appropriations and allotment of funds, extensive regulations and other risks which are discussed elsewhere in this Annual Report.

      Telecommunications Industry: The telecommunications networking and equipment industry has experienced a very challenging period in which business activity has changed substantially. Service providers and Competitive Local Exchange Carriers (“CLECs”) have experienced significantly reduced revenue growth, significantly reduced access to capital and the need to manage cash flow and profitability. In response to these challenges, service providers have reduced capital expenditures and are re-evaluating plans to expand infrastructures and networks.

      Prior to this slowdown, the telecommunications and wireless networking and equipment industry was experiencing significant growth. This growth and the markets were driven by the demand for broadband access, high-speed data and fixed and mobile cellular communications. Such demand was impacted by the rapid build-out of telecommunications infrastructures in developing regions, demand for Internet broadband access from businesses and individuals, the evolution of private communications networks and the availability of capital.

      Our management believes that demand for wireless telecommunications equipment and network support products will eventually rebound and that our microwave products will be used to continue infrastructure upgrades and build-outs. However, our Microwave Communications and Network Support

segments currently remain subject to the general economic slowdown and limited access to capital as well as the other risks associated with these businesses, which are discussed elsewhere in this Annual Report.

      Broadcast Industry: The worldwide over-the-air broadcast equipment industry is currently experiencing a transition from analog to digital broadcasting. This transition is occurring most rapidly for television broadcasting in the United States, where the conversion to digital has been mandated at the direction of Congress and under the management of the Federal Communications Commission (“FCC”).

      The new digital television technology allows better-quality TV pictures, a significant increase in the amount of TV programming available to consumers, and an array of new services provided by broadcasters. In addition, moving to the new system will free up the current broadcasting spectrum which will be auctioned by the FCC for new commercial uses.

      On November 8, 2001, the FCC and Congress affirmed the 2006 deadline for the transition from analog to digital television. Additionally, to encourage a larger number of broadcasters to get up and running, the FCC is allowing broadcasters to go on the air initially with a lower-power signal to reduce their initial equipment requirements and operating costs, and then to expand coverage throughout their entire service area as the DTV transition progresses. Television stations must provide, at a minimum, a digital signal during prime time hours.

      Also in support of its original schedule, the FCC declined to issue blanket extensions for remaining DTV construction deadlines (May 1, 2002 for commercial stations, May 1, 2003 for non-commercial stations) and followed the originally envisioned waiver process. The FCC adopted a hard line approach to granting “waivers,” which would allow broadcast stations to postpone their transitions. The FCC denied or dismissed 136 waiver requests and granted six-month extensions for 771. The FCC also set out specific penalties for noncompliance.

      The transition to digital television has moved into full swing in the domestic broadcast industry. Currently, more than 800 of the nation’s 1,600 commercial and public broadcasters have ordered equipment that would allow them to meet at least the minimum, first-step requirements of the FCC’s mandated rollout schedule. Nearly 90 percent of U.S. households now have access to at least one digital TV signal and approximately 2 million high-definition receivers have been sold in the U.S. On the content side, approximately 50 percent of all major network (defined as ABC, NBC, CBS, Fox and PBS) prime-time programming is now available in high-definition.

      On August 8, 2002, the FCC adopted a plan that required digital television tuners in nearly all new television sets by 2007. By enacting a five-year rollout schedule that starts with larger, more expensive TV sets, the FCC believes that costs for equipment manufacturers and consumers will be minimized. This action marks another step in the FCC’s progress toward making the digital television transition a reality.

      It is also anticipated that domestic radio broadcasters will soon begin the transition from analog to digital technology. The proposed United States digital radio standard, which has support of the radio broadcasting industry, is awaiting approval from the FCC. It is expected that more than 50 percent of the American public should be able to receive a digital radio signal by next spring. There are approximately 12,000 radio stations in the United States and the timing of the domestic digital radio rollout will be market driven.

      Internationally, the transition to digital technologies, for both radio and television, is in various stages of implementation. In general, digital television and radio adoption has been slow across global markets, as there are very few mandated conversion policies in the international arena. Consequently, the international market remains an analog market.

      While the domestic digital television equipment rollout has been robust, the economic downturn has slowed advertising revenues and prompted some broadcasters to delay purchases of automation and studio systems. Like the domestic market, the international market has been similarly impacted.

      The industry trend in both television and radio toward consolidation and multiple-location operations is continuing and should drive increased future demand for automation, studio systems, network management and services to manage the consolidated facilities. Similarly, broadcasters’ desire to find new nontraditional revenue streams such as datacasting should also drive industry trends.

      Our management believes that our experience and capabilities are well aligned and poised to take advantage of the industry trends noted above. While we believe that these developments generally will have a positive impact on our Broadcast Communications segment, we remain subject to general economic conditions, which adversely impact the broadcasters, as well as other risks associated with the broadcast industry, including technological uncertainties, changes in the FCC’s rollout of digital television, slower market adoption of digital radio, and other risks which are discussed in this Annual Report.

Results of Operations

      On November 5, 1999, we completed the spin-off of our Lanier Worldwide, Inc. subsidiary as an independent, publicly owned company. Additionally, on August 13, 1999, we completed the sale of substantially all of our semiconductor business. As a result of these actions, the Lanier and semiconductor businesses are presented as discontinued operations for all periods presented. Continuing operations are reported under five segments: our Government Communications Systems segment, RF Communications segment, Microwave Communications segment, Network Support segment and Broadcast Communications segment. The following discussion is on a continuing operations basis.

Fiscal 2002 Compared with Fiscal 2001

      Our revenue from product sales and services for fiscal 2002 was $1,875.8 million, a decrease of 4.1 percent compared to fiscal 2001. Decreased revenues in our Microwave Communications and Network Support segments were partially offset by increased revenue in our Government Communications Systems, RF Communications and Broadcast Communications segments. Our income before income taxes in fiscal 2002 was $125.1 million compared to $72.4 million for the prior year. This increase was primarily due to increased fiscal 2002 income before income taxes in our Government Communications Systems, RF Communications and Broadcast Communications segments when compared to fiscal 2001; lower net interest expense in fiscal 2002 when compared to fiscal 2001; and the impact of the $73.5 million write-off of purchased in-process research and development related to the acquisition of WavTrace, Inc. in fiscal 2001. Income before income taxes also increased due to goodwill amortization in fiscal 2001 that was not evident in fiscal 2002 pursuant to our implementation of Statement 142, which requires goodwill to no longer be amortized but rather tested for impairment on a periodic basis. These increases in income before income taxes were partially offset by greater losses before income taxes in our Network Support segment in fiscal 2002 when compared to fiscal 2001; lower non-operating income in fiscal 2002 when compared to fiscal 2001; and higher headquarters expense in fiscal 2002 when compared to fiscal 2001. Additionally, our Microwave Communications segment experienced a loss before income taxes of $17.4 million in fiscal 2002 compared to income of $14.7 million in fiscal 2001 after excluding the impact of the above mentioned $73.5 million write-off of purchased in-process research and development.

Revenue and Income Before Income Taxes by Segment

      Our segment revenue and income before income taxes are as follows:

			Percent
			Increase/
	2002	2001	(Decrease)

	(In millions)
Revenue
Government Communications Systems	$924.4	$848.3	9.0%
RF Communications	258.3	223.1	15.8%
Microwave Communications	288.9	430.0	(32.8)%
Network Support	57.2	122.0	(53.1)%
Broadcast Communications	355.1	336.7	5.5%
Corporate eliminations	(8.1)	(5.0)	—

Total Revenue	$1,875.8	$1,955.1	(4.1)%

Income Before Income Taxes
Government Communications Systems	$85.5	$70.9	20.6%
% of revenue	9.2%	8.4%
RF Communications	51.6	32.5	58.8%
% of revenue	20.0%	14.6%
Microwave Communications(1)	(17.4)	(58.8)	(70.4)%
% of revenue	(6.0)%	(13.7)%
Network Support	(10.3)	(0.6)	1,616.7%
% of revenue	(18.0)%	(0.5)%
Broadcast Communications	37.2	35.0	6.3%
% of revenue	10.5%	10.4%
Headquarters expense	(49.1)	(42.9)	14.5%
Non-operating income(2)	41.0	80.0	(48.8)%
Amortization of goodwill	—	(22.2)	—
Net interest	(13.4)	(21.5)	(37.7)%

Total Income Before Income Taxes	$125.1	$72.4	72.8%

% of revenue	6.7%	3.7%

(1)	Fiscal 2001 includes a $73.5 million write-off of purchased in-process research and development.

(2)	Fiscal 2002 includes a $10.3 million gain from the sale of our minority interest in our GE Harris Energy Controls Systems, LLC joint venture, a $10.0 million write-down of our investment interest in Terion, Inc. and a $3.7 million write-down of marketable securities. Fiscal 2001 includes a $33.4 million gain from the sale of our minority interest in our GE-Harris Railway Electronics, LLC joint venture and a $20.1 million write-down of marketable securities.

      Government Communications Systems Segment: Government Communications Systems segment revenue in fiscal 2002 increased 9.0 percent from fiscal 2001, and income before income taxes in fiscal 2002 increased 20.6 percent from fiscal 2001. Growth in our Government Communications Systems segment revenues underscores the general health of this business, which continues to expand its customer base with significant new contracts across all areas of airborne, spaceborne and ground communications. The segment’s operating margin continues to benefit from higher performance award fees as well as lower operating costs due to the sale of our Harris Publishing Systems and Baseview Products subsidiaries (“Publishing Business”) in the first quarter of fiscal 2002.

      In July 2002, our Government Communications Systems segment won its largest contract ever — a 15-year, $1.7 billion contract to integrate and modernize the FAA’s Telecommunications Infrastructure (“FTI”). Total value of the program including options could reach $3.5 billion through 2017. The FTI program will consolidate telecommunications at more than 5,000 FAA facilities nationwide while reducing operating costs, enhancing network security and improving service and reliability. In the second quarter we won a position on the Joint Strike Fighter program, which we consider the second largest program win in our history. We currently expect to provide more than $2 billion in avionics work over the anticipated 20-year life of the program.

      Also in July 2002, our Government Communications Systems segment was awarded a one-year, $43 million contract to provide operations and maintenance services for the U.S. Air Force Satellite Control Network’s (“AFSCN”) communications functions at Schriever AFB, Colorado and Onizuka AFS, California. The contract contains options that could increase the potential revenue to $355 million by 2009.

      In addition, our Government Communications Systems segment was awarded an eight-year, $200 million contract with the U.S. Census Bureau, a new customer for us. The program will provide a computer database of all addresses and locations where people live or work, covering an estimated 115 million residences and 60 million businesses in the United States. For fiscal 2002, the segment booked firm orders for $950 million.

      RF Communications Segment: RF Communications segment revenue in fiscal 2002 increased 15.8 percent from fiscal 2001, and income before income taxes in fiscal 2002 increased 58.8 percent from fiscal 2001. This success is related in great part to our ongoing support of the War on Terrorism with our leading edge Falcon® II family of secure tactical radios. Increases in income outpaced revenue growth as manufacturing efficiencies, product cost reductions in our Falcon® II family of products and favorable pricing conditions were reflected in the operating results.

      During the second quarter of 2002 our RF Communications segment won a contract with potential revenues of more than $200 million to supply high-frequency radios for the United Kingdom’s Bowman Tactical Radio Programme, one of the most important land-based military projects in recent U.K. history. During the fourth quarter of fiscal 2002, this segment won a key position on a program that the U.S. Department of Defense calls its “Radio of the Future” — the Joint Tactical Radio System (“JTRS”). We were selected as part of a team to provide system design, development and production for the first “cluster” of a four-cluster development program that will provide advanced radio communications for all U.S. military forces. RF Communications also plans to bid on the JTRS Clusters 2-4, which will be awarded over the next 12-24 months. The remaining clusters have a total value of approximately $5 billion.

      Microwave Communications Segment: Microwave Communications segment revenue in fiscal 2002 decreased 32.8 percent from fiscal 2001, and the segment recognized a loss before income taxes in fiscal 2002 of $17.4 million compared to a loss before income taxes in fiscal 2001 of $58.8 million. In fiscal 2001 our Microwave Communications segment’s results include a $73.5 million write-off of purchased in-process research and development. Without this write-off our Microwave Communications segment had income before income taxes of $14.7 million in fiscal 2001. Revenue and income are down in this segment primarily as a result of weak international markets where a lack of capital has radically reduced the expansion of telecom infrastructure. The North American microwave market remained healthy, driven by capacity upgrades to accommodate increased cellular usage and the expansion of cellular infrastructure to rural areas. We continue to maintain our leading market position in North America, while aggressively lowering costs to cope with the near-term market downturn in international business.

      Network Support Segment: Network Support segment revenue in fiscal 2002 decreased 53.1 percent from fiscal 2001, and the segment recognized a loss before income taxes in fiscal 2002 of $10.3 million compared to a loss before income taxes in fiscal 2001 of $0.6 million. This segment continues to suffer from the collapse of the DSL build-out and weakened international markets. Cost reduction programs implemented in this segment earlier in fiscal 2002 helped to limit the losses of this segment in fiscal 2002.

      Broadcast Communications Segment: Broadcast Communications segment revenue in fiscal 2002 increased 5.5 percent from fiscal 2001, and income before income taxes in fiscal 2002 increased 6.3 percent from the prior year. These increases were largely a result of the continuing transition of U.S. broadcasters to digital standards including medium to small commercial TV stations as well as PBS stations that have to meet their FCC mandated guidelines for the conversion from analog to digital broadcasting. Sales remained soft for automation and studio systems as broadcasters continued to delay discretionary purchases in response to low advertising revenues.

      In the first quarter of fiscal 2002, we acquired the Hirschmann Multimedia Communications Network (“Hirschmann”) business, an Austria-based leader in European-standard digital television and radio transmitters, for $8.6 million.

Comparative Statement of Income

      Our comparative statement of income is as follows:

			Percent
			Increase/
	2002	2001	(Decrease)

	(In millions)
Revenue from product sales and services	$1,875.8	$1,955.1	(4.1)%
Cost of product sales and services	(1,378.1)	(1,431.1)	(3.7)%

Gross margin	497.7	524.0	(5.0)%
% of revenue	26.5%	26.8%
Engineering, selling and administrative expenses	(400.2)	(414.4)	(3.4)%
% of revenue	21.3%	21.2%
Amortization of goodwill	—	(22.2)	—
Purchased in-process research and development	—	(73.5)	—
Non-operating income	41.0	80.0	(48.8)%
Interest income	13.3	13.3	—
Interest expense	(26.7)	(34.8)	(23.3)%

Income before income taxes	125.1	72.4	72.8%
% of revenue	6.7%	3.7%
Income taxes	(42.5)	(51.0)	(16.7)%

Net income	$82.6	$21.4	286.0%

% of revenue	4.4%	1.1%

      Gross Margin: Our gross margin as a percentage of revenue was 26.5 percent in fiscal 2002 compared to 26.8 percent in fiscal 2001, a decrease of 0.3 percentage points. Both gross margin improvement and higher sales volume in our RF Communications and Broadcast Communications segments was offset mainly by lower revenue and lower gross margin in our Network Support segment due to the collapse of the DSL build-out and weakened international market. The improved gross margin in our RF Communications and Broadcast Communications segments came from product cost reductions, improved manufacturing processes and efficiencies gained on higher sales volume and favorable pricing conditions. Our Government Communications Systems segment gross margin was also slightly lower than the prior year due to the August 2001 sale of our Publishing Business, which had high margins. Additionally, the lower sales volume due to depressed international markets in our Microwave Communications segment in fiscal 2002 compared to fiscal 2001 negatively impacted our gross margin in fiscal 2002.

      Engineering, Selling and Administrative Expenses: Our engineering, selling and administrative expenses declined from $414.4 million in fiscal 2001 to $400.2 million in fiscal 2002. As a percentage of revenue, it remained relatively flat at 21.2 percent of revenue in fiscal 2001 compared to 21.3 percent of revenue in fiscal 2002. Engineering, selling and administrative expenses were significantly lower in our Government Communications Systems segment due to the August 2001 sale of our Publishing Business. Engineering, selling and administrative expenses were also significantly lower in our Network Support and Microwave Communications segments due to cost-cutting actions in response to international market weakness in the microwave radio market and general market weakness for our network support products. Engineering, selling and administrative expenses would have declined even more in our Microwave Communications segment had it not been for planned one-time costs associated with the cost-cutting actions, which included a facility closing and headcount reductions in several locations. The reductions in engineering, selling and administrative expenses were partially offset by increased headquarters expense as well as increases in engineering, selling and administrative expenses in our Broadcast Communications segment due to our acquisition of Hirschmann and in our RF Communications segment to support substantially higher sales volume. The increase in headquarters expenses was associated with idle facility costs and higher expenses from our supplemental executive retirement plan, which fluctuates as a function of the U.S. stock market.

      Overall company-sponsored research and product development costs were $103.9 million in fiscal 2002 versus $113.8 million in fiscal 2001. The decrease was primarily due to a slow-down of spending in our Microwave Communications segment in correlation with the market delay in demand for our pending new product introductions such as our broadband wireless access products.

      Customer-sponsored research and development, which does not impact engineering, selling and administrative expenses, increased from $372.5 million in fiscal 2001 to $412.3 million in fiscal 2002 primarily as a result of the U.S. Government continuing significant new spending for the War on Terrorism.

      Goodwill Amortization: In June 2001, the FASB issued Statement 142. Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives (but with no maximum life). We applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Thus, there was no goodwill amortization in fiscal 2002 compared to $22.2 million in fiscal 2001.

      Non-Operating Income: Our non-operating income decreased from $80.0 million in fiscal 2001 to $41.0 million in fiscal 2002. Non-operating income in fiscal 2001 includes a $33.4 million gain from the sale of our minority interest in our GE-Harris Railway Electronics, LLC joint venture and a $20.1 million write-down of marketable securities. Non-operating income in fiscal 2002 includes a $10.3 million gain from the sale of our minority interest in our GE Harris Energy Controls Systems, LLC joint venture, a $10.0 million write-down of our investment interest in Terion, Inc. and a $3.7 million write-down of marketable securities. Non-operating income also decreased as a result of gains from the sale of securities available for sale, decreasing from $102.5 million in fiscal 2001 to $64.2 million in fiscal 2002, and higher legal expenses incurred in our offensive patent infringement pursuits. The gains from the sale of securities available for sale in both years result primarily from the sale of shares in Intersil Corporation, which were acquired in August 1999 in connection with the sale of our semiconductor operations. Partially offsetting these decreases was $7.3 million income from our equity investments in fiscal 2002 compared to a loss from equity investments of $9.5 million in fiscal 2001. As of June 28, 2002, we only have one remaining investment that we account for under the equity method of accounting, which is our minority position in LiveTV, LLC. Investments made in marketing and technology projects and other items reduced non-operating income by $22.8 million in fiscal 2002 and $26.2 million in fiscal 2001.

      Interest Income and Interest Expense: Our interest income was unchanged at $13.3 million in fiscal 2002 and 2001. Our interest expense decreased from $34.8 million in fiscal 2001 to $26.7 million in fiscal 2002 primarily due to a $110.5 million reduction of total debt from $419.4 million at June 29, 2001 to $308.9 million at June 28, 2002.

      Income Taxes: Our provision for income taxes as a percentage of pretax income was 70.4 percent in fiscal 2001 versus 34.0 percent in fiscal 2002. The high rate in fiscal 2001 was a result of the non-deductibility of the write-off of purchased in-process research and development resulting from our WavTrace acquisition. Excluding the impact of the write-off of purchased in-process research and development, the provision for income taxes as a percentage of pretax income was 35.0 percent in fiscal 2001. In both fiscal 2001 and fiscal 2002, the impact of export sales reduced our total tax rate below the statutory rate, including state income taxes. Fiscal 2002 also benefited from the favorable resolution of certain outstanding state tax liabilities, for which we had previously provided. The tax impact of foreign source income and losses increased our tax rates in fiscal 2002 and fiscal 2001. Fiscal 2001 also benefited from stock sales that had a higher tax basis than the basis used in calculating gains for financial accounting purposes. Non-deductible goodwill amortization increased our tax rate in fiscal 2001.

      Return on Revenue: Our net income as a percentage of revenue increased from 1.1 percent in fiscal 2001 to 4.4 percent in fiscal 2002. The increase was primarily due to the reasons previously discussed.

      Selected financial information relating to geographical regions and export sales is set forth in the note Business Segments in the Notes to Financial Statements.

Fiscal 2001 Compared with Fiscal 2000

      Our net revenue for fiscal 2001 was $1,955.1 million, an increase of 8.2 percent compared to fiscal 2000. Increased revenues in our Government Communications Systems, RF Communications, Microwave Communications and Broadcast Communications segments were partially offset by decreased revenue in our Network Support segment. Our income before income taxes in fiscal 2001 was $72.4 million versus $38.5 million for the prior year. This increase was primarily due to increased fiscal 2001 income before income taxes in our Government Communications Systems, RF Communications and Broadcast Communications segments when compared to fiscal 2000, as well as lower fiscal 2001 losses before income taxes in our Network Support segment and higher fiscal 2001 non-operating income when compared to fiscal 2000. These income improvements were partially offset by the $73.5 million write-off of purchased in-process research and development related to the acquisition of WavTrace, Inc. in fiscal 2001, higher fiscal 2001 headquarters expense and higher fiscal 2001 goodwill amortizations when compared to fiscal 2000 as well as net interest expense in fiscal 2001 versus net interest income in fiscal 2000.

Revenue and Income Before Income Taxes by Segment

      Our segment revenue and income before income taxes are as follows:

			Percent
			Increase/
	2001	2000	(Decrease)

	(In millions)
Revenue
Government Communications Systems	$848.3	$815.9	4.0%
RF Communications	223.1	220.4	1.2%
Microwave Communications	430.0	309.4	39.0%
Network Support	122.0	211.6	(42.3)%
Broadcast Communications	336.7	257.7	30.7%
Corporate eliminations	(5.0)	(7.6)	—

Total Revenue	$1,955.1	$1,807.4	8.2%

Income Before Income Taxes
Government Communications Systems	$70.9	$58.1	22.0%
% of revenue	8.4%	7.1%
RF Communications	32.5	27.3	19.0%
% of revenue	14.6%	12.4%
Microwave Communications(1)	(58.8)	9.1	—
% of revenue	(13.7)%	2.9%
Network Support(2)	(0.6)	(67.1)	(99.1)%
% of revenue	(0.5)%	(31.7)%
Broadcast Communications(3)	35.0	7.9	343.0%
% of revenue	10.4%	3.1%
Headquarters expense	(42.9)	(36.7)	16.9%
Non-operating income(4)	80.0	48.2	66.0%
Amortization of goodwill	(22.2)	(10.5)	111.4%
Net interest	(21.5)	2.2	—

Total Income Before Income Taxes	$72.4	$38.5	88.1%

% of revenue	3.7%	2.1%

(1)	Fiscal 2001 includes a $73.5 million write-off of purchased in-process research and development.
(2)	Fiscal 2000 includes a $41.0 million restructuring expense.
(3)	Fiscal 2000 includes a $10.7 million write-off of purchased in-process research and development.
(4)	Fiscal 2001 includes a $33.4 million gain from the sale of our minority interest in our GE-Harris Railway Electronics, LLC joint venture and a $20.1 million write-down of marketable securities.

      Government Communications Systems Segment: Government Communications Systems segment revenue in fiscal 2001 increased 4.0 percent from the prior year and income before income taxes increased 22.0 percent as we had outstanding technical and management performance on defense and other government contracts that resulted in favorable award fees. Backlog continued to build, reflecting a continued stream of significant contract wins and increased defense spending by the Federal government.

      During the fourth quarter, we concluded our acquisition of Exigent International, Inc. (“Exigent”), a provider of software and services for satellite command and control, telecommunications and information technology.

      RF Communications Segment: The revenue from this segment increased 1.2 percent in fiscal 2001 versus record revenue levels in fiscal 2000. This business continues to benefit from the market’s enthusiasm for our Falcon® II high data rate, multiband, secure radios that were introduced in fiscal 2000 to meet the growing bandwidth requirement in the networked digital on-the-move battlefield being embraced by military groups in both the United States and internationally. Income before income taxes increased from $27.3 million in fiscal 2000 to $32.5 million in fiscal 2001 as this segment experienced higher margins on our Falcon® II products.

      Microwave Communications Segment: Revenues from this segment increased 39.0 percent during fiscal 2001 as worldwide market demand strengthened in North America and demand remained high for digital microwave radios used in cellular, PCS and private telecom infrastructure systems. We are a leading provider of point-to-point microwave products and our Megastar™ and Constellation™ family of products exhibited strong customer acceptance. The segment’s results for fiscal 2001 included a $73.5 million write-off of purchased in-process research and development related to the acquisition of WavTrace. Excluding this write-off, the segment’s income before income taxes increased from $9.1 million in fiscal 2000 to $14.7 million in fiscal 2001. The increase was primarily due to the higher sales volume.

      In August 2000, we completed the acquisition of WavTrace, a developer of broadband wireless access (“BWA”) systems for high-speed wireless access to the Internet and other data, voice and video services. Our microwave communications business invested in BWA technology during the year on our ClearBurst™ GB product. In addition, we planned further cost reduction actions in our Microwave Communications segment to improve margins and to better position the business for the expected resumption in market growth. These actions, which were taken in fiscal 2002, included a facility closing and headcount reductions in several locations and will result in a one-time charge of approximately $10.0 million in fiscal 2002.

      Network Support Segment: Revenue from this segment decreased 42.3 percent in fiscal 2001 compared to fiscal 2000. The segment’s fiscal 2000 results included the impact of our exited telephone switching and alarm management product lines, including a $41.0 million restructuring expense. Excluding the impact of these exited product lines, revenues for the segment decreased 11.7 percent in fiscal 2001 versus fiscal 2000 and loss before income taxes was $0.6 million in fiscal 2001 versus income before taxes of $21.3 million in fiscal 2000. The reduction of income was due to lower sales volume and margins related to the segment’s line test products. This segment was impacted by the abrupt slowdown in the domestic DSL services market. We have taken actions to reduce costs in the line test business and began to concentrate more on our core business of tools and test sets and network management products.

      Broadcast Communications Segment: The segment reported a 30.7 percent increase in revenues as the transition from analog to digital technology and the sale of digital television transmitters gained pace during fiscal 2001. This acceleration was boosted in part by positive rulings from the FCC affirming the mandated transition to digital technology. Our Broadcast Communications segment also became a leading supplier of automation solutions in the U.S. with the help of the Louth acquisition made in fiscal 2000. The segment’s results for fiscal 2000 included a $10.7 million write-off of purchased in-process research and development related to the acquisition of Louth. Excluding this write-off, the segment’s income before income taxes increased from $18.6 million in fiscal 2000 to $35.0 million in fiscal 2001. The increase was primarily due to higher sales volume and higher margins from our automation and digital television products.

      Following the close of fiscal 2001, we acquired the Hirschmann Multimedia Communications Network business, an Austria-based leader in European-standard digital television and radio transmitters and digital cable systems with annual sales of approximately $26 million.

Comparative Statement of Income

      Our comparative statement of income is as follows:

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

      Gross Margin: Our gross margin as a percent of revenue was 26.8 percent in fiscal 2001 compared to 25.2 percent in fiscal 2000. The fiscal 2000 gross margin was impacted by a $12.0 million write-down of inventory and lower gross margins related to our Network Support segment’s telephone switching product line that was exited in fiscal 2000. Excluding the impact of this exited product line, gross margin as a percent of revenue was 26.2 percent in fiscal 2000. The increase from 26.2 percent gross margin in fiscal 2000 to 26.8 percent gross margin in fiscal 2001 is primarily due to improved gross margins in our Broadcast Communications, RF Communications and Government Communications Systems segments.

      Engineering, Selling and Administrative Expenses: Our engineering, selling and administrative expenses as a percent of revenue were 21.2 percent in fiscal 2001 versus 22.4 percent in fiscal 2000. Engineering, selling and administrative expenses in fiscal 2000 were impacted by $16.5 million of transition costs associated with exiting the telephone switching product line and by administrative and general, marketing and sales and research and development expenses in the telephone switching product line in the first half of fiscal 2000. Excluding the impact of the exited product line, engineering, selling and administrative expenses as a percent of revenue were 20.6 percent in fiscal 2000. The increase from 20.6 percent in fiscal 2000 to 21.2 percent in fiscal 2001 was due primarily to increased spending in research and development related to our Microwave Communications segment’s ClearBurstTM GB microwave radio product in fiscal 2001.

      Goodwill Amortization: Our goodwill amortization increased from $10.5 million in fiscal 2000 to $22.2 million in fiscal 2001. The increase was due to the WavTrace acquisition made in fiscal 2001 and the Louth and TRT Lucent Technologies acquisitions made during the second half of fiscal 2000. Intangibles resulting from acquisitions are being amortized by the straight-line method principally over 8 to 15 years. In establishing the amortization period of intangibles resulting from acquisitions, we considered such factors as future expected cash flows, technological life spans, customer relationships and distribution channels. We continue to monitor these factors and we believe that no material portion of our intangibles resulting from acquisitions will dissipate over a shorter period than the amortization period being used.

      In June 2001, the FASB issued Statement 142. Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the nonamortization provisions of Statement 142 is expected to result in an increase in net income of $15.6 million ($0.24 per diluted share) per year. During fiscal 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of July 1, 2001, and we have not yet determined what the effect of these tests will be on our operations or financial position.

      Non-Operating Income: Our non-operating income increased from $48.2 million in fiscal 2000 to $80.0 million in fiscal 2001. Non-operating income in fiscal 2001 includes a $33.4 million gain from the sale of our minority interest in our GE-Harris Railway Electronics, LLC joint venture that is partially offset by a $20.1 million write-down of marketable securities available for sale due to a decline in market value. The remaining increase in non-operating income is primarily a result of gains from the sale of shares in Intersil Corporation, which were acquired in August 1999 in connection with the sale of our semiconductor operations. These gains were partially offset by investments made in marketing and technology products and lower levels of royalty income in fiscal 2001 when compared to the prior year.

      Interest Income and Interest Expense: Our interest income decreased from $27.4 million in fiscal 2000 to $13.3 million in fiscal 2001 due to reduced cash balances that resulted from cash paid for acquired businesses and the purchase of common stock for treasury during fiscal 2000 and fiscal 2001. Our interest expense increased from $25.2 million in 2000 to $34.8 million in fiscal 2001 due to an allocation of interest expense to the results of discontinued operation in fiscal 2000. Total interest expense from both continuing and discontinued operations in fiscal 2000 was $41.7 million versus $34.8 million in fiscal 2001. The decrease was due to a reduction of total debt from $491.0 million at June 30, 2000 to $419.4 million at June 29, 2001.

      Income Taxes: Our provision for income taxes as a percentage of pretax income was 70.4 percent in fiscal 2001 versus 35.0 percent in the prior year. The increase is a result of the non-deductibility of the write-off of purchased in-process research and development. Excluding the impact of the write-off of purchased in-process research and development the provision for income taxes, as a percentage of pretax income was 35.0 percent in fiscal 2001. Both fiscal 2001 and 2000 benefited from tax rates on foreign source income and export sales, which offset the additional provision needed for state income taxes. Fiscal 2001 also benefited from stock sales that had a higher tax basis than the basis used in calculating gains for financial accounting purposes.

      Return on Revenue: Our income from continuing operations, as a percentage of revenue was 1.1 percent in fiscal 2001 versus 1.4 percent in fiscal 2000. The reduction was primarily due to the reasons previously discussed.

Liquidity and Financial Position

      Net cash provided by (used in) operating activities: Our net cash provided by operating activities was $206.6 million in fiscal 2002 compared to net cash used in operating activities of $27.3 million in fiscal 2001. The improvement in cash flows from operating activities is due primarily to improved cash flows related to unbilled costs, inventories and accounts and notes receivable. During fiscal 2002, working capital reduction programs in all of our segments as well as sales volume decreases in our Network Support and

Microwave Communications segments led to decreases in inventories and accounts and notes receivable. This improvement was partially offset by a reduction in cash flows as a result of lower accounts payable on lower volumes in fiscal 2002. The increase in unbilled costs, inventories and notes receivable in fiscal 2001 resulted primarily from our Broadcast Communications and Microwave Communications segments’ sales volume increases.

      Net cash provided by (used in) investing activities: Our net cash provided by investing activities was $29.3 million in fiscal 2002 compared to net cash used in investing activities of $59.6 million in fiscal 2001. Cash provided by investing activities in fiscal 2002 was due primarily to the proceeds from the sale of securities available for sale of $69.1 million and the $23.0 million of proceeds from the sale of our minority interest in our GE Harris Energy Controls Systems, LLC joint venture. The increase in cash flows from investing activities in fiscal 2002 when compared to fiscal 2001 is due primarily to $147.6 million cash paid for acquisitions in fiscal 2001 versus $9.4 million in fiscal 2002; $34.2 million cash paid for strategic investments in fiscal 2001 versus $7.5 million in fiscal 2002; and the $23.0 million of proceeds from the sale of our minority interest in our GE Harris Energy Controls Systems, LLC joint venture in fiscal 2002. These increases were partially offset by a $58.3 million decrease in the proceeds from the sale of securities available for sale and the $50.0 million of proceeds from the sale of our minority interest in our GE-Harris Railway Electronics, LLC joint venture in fiscal 2001.

      Our additions of plant and equipment in fiscal 2002 were $45.9 million compared to $55.2 million in fiscal 2001 with no single large items accounting for the reduction. Our total additions in fiscal 2003 are expected to be in the $75 million to $80 million range.

      Net cash used in financing activities: Our net cash used in financing activities decreased from $187.3 million in fiscal 2001 to $114.3 million in fiscal 2002. The decrease is attributable to our use of $92.2 million to repurchase shares of our common stock during fiscal 2001. Also the proceeds from the sale of common stock increased $7.5 million, which was offset by a $110.5 million decrease in debt in fiscal 2002 versus an $83.7 million decrease in debt in fiscal 2001.

      In fiscal 2000, our board of directors approved a share repurchase program, which authorizes us to repurchase up to 15 million shares through open market transactions, in negotiated block transactions or pursuant to tender offers. In fiscal 2001, we used $92.2 million to repurchase 3.2 million shares of our common stock. In fiscal 2002, we did not repurchase any shares of our common stock. An authorization to repurchase an additional 1.7 million shares under this repurchase program still exists. At this time it has not been determined whether or not we will repurchase any of our stock under the remaining authorization within the next twelve months.

      Free Cash Flow: We use “free cash flow” as a measure of performance. The calculation of free cash flow begins with net cash provided by (used in) operating activities from the Consolidated Statement of Cash Flows. This amount is then decreased by additions of plant and equipment and increased by proceeds from the sales of securities available for sale. Free cash flow was a positive $229.8 million in fiscal 2002, which is comparable to a positive $44.9 million in fiscal 2001.

      Capital Structure and Resources: We have available committed syndicated credit facilities with various banks that currently provide for borrowings up to $325.5 million. The credit facilities consist of a $212.5 million 3-Year Credit Agreement, which expires in May of 2004 and a $113 million 364-Day Credit Agreement that expires in May of 2003. Customarily we have extended our 364-Day Credit Agreement when it expires and currently have no reason to believe we will not again extend it when it expires. Interest rates on borrowings under these facilities and related fees are determined by a pricing matrix based upon our long-term debt rating assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. The availability of these facilities is not contingent upon our debt rating. We are not required to maintain compensating balances in connection with these agreements. At June 28, 2002 no amounts were borrowed under these facilities, however, availability of borrowings under these facilities is required for us to be eligible to issue commercial paper. The financial covenants contained in these facilities include, among others, maintenance of consolidated tangible net worth of not less than $777 million (which amount was initially $700 million and is subject to further increase), maintenance of a total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio of not more than 3.0 and a limit on total debt to $800 million. These credit facilities also include negative covenants (i) limiting the creation of liens or other encumbrances, (ii) limiting certain sale and leaseback transactions, and (iii) limiting certain sales or other dispositions of assets other than in the ordinary course of business. In addition, these facilities include certain provisions for acceleration of maturity in the case of a (a) “cross default” with other indebtedness in an amount in excess of $25 million, (b) final uninsured judgment in excess of $25 million which remains unpaid or discharged, or (c) change of control, including if a person or group of persons acquires more than 25 percent of our voting stock.

      We have uncommitted short-term lines of credit aggregating $79.2 million from various domestic and international banks, of which $54.6 million was available on June 28, 2002. These lines provide for borrowings at various rates and typically may be terminated upon notice and are reviewed annually for renewal or modification. We have a short-term commercial paper program in place, which we may utilize during the year to satisfy short-term cash requirements. There were no borrowings under the commercial paper program at June 28, 2002.

      We also have an effective shelf registration filed with the Securities and Exchange Commission, which provides for the issuance of debt securities of up to $500 million. We also have outstanding unsecured long-term debt of $250 million which we issued in public offerings in the mid-1990s and which have final maturities in excess of 20 years.

      At June 28, 2002 we had contractual cash obligations to repay debt (including capital lease obligations, which are immaterial) and to make payments under operating leases. Payments due under these long-term obligations are as follows:

		Obligations Due by Fiscal Year

			2004	2006
			and	and	After
	Total	2003	2005	2007	2007

	(In millions)
Long-term debt	$284.3	$31.8	$1.1	$1.4	$250.0
Operating lease commitments	69.7	19.1	26.1	15.5	9.0

Total Contractual Cash Obligations	$354.0	$50.9	$27.2	$16.9	$259.0

      We have entered into surety bonds, standby letter of credit agreements and other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers and to obtain insurance policies with our insurance carriers.

      At June 28, 2002 we had commitments related to contingent liabilities on outstanding letters of credit, guarantees and other arrangements, as follows:

		Expiration of Commitments
		by Fiscal Year

					After
	Total	2003	2004	2005	2005

	(In millions)
Standby Letters of Credit used for:
Bids	$1.4	$1.4	$—	$—	$—
Down payments	15.1	14.0	1.1	—	—
Performance	20.4	10.8	5.9	3.3	0.4
Financial assurances	2.2	2.2	—	—	—

	39.1	28.4	7.0	3.3	0.4
Surety Bonds used for:
Bids	0.4	0.4	—	—	—
Performance	31.5	28.8	2.3	—	0.4
Financial assurances	7.9	7.9	—	—	—

	39.8	37.1	2.3	—	0.4
Guarantees	21.2	1.2	0.3	19.1	0.6

Total Commitments	$100.1	$66.7	$9.6	$22.4	$1.4

      We have guaranteed up to $19.6 million in borrowings of LiveTV, LLC, a joint venture in which we hold a 49 percent ownership of the voting interest. The amount of LiveTV, LLC borrowings outstanding as of June 28, 2002 for which we were guarantor was approximately $16.8 million. This amount is included in the amounts related to guarantees above. Our investment in LiveTV, LLC is accounted for under the equity method of accounting. At June 28, 2002, our investment in LiveTV, LLC had no cost basis.

      In fiscal 2002, we issued 523,219 shares of common stock to employees under the terms of our option and incentive plans.

      We use the intrinsic-value method of accounting for stock option awards granted to employees. If we prospectively adopted the fair value method of accounting for these options in fiscal 2003, we estimate that the impact on our diluted earnings per common share would be $0.03.

      Management currently believes that existing cash, funds generated from operations, sales of marketable securities, the credit facilities and access to the public and private debt markets will be sufficient to provide for our anticipated requirements for working capital, capital expenditures and stock repurchases, if any, under the current repurchase program for the next 12 months and the foreseeable future.

      Our debt is currently rated “BBB” by Standard and Poor’s Rating Group and “Baa2” by Moody’s Investors Service. We expect to maintain operating ratios, fixed-charge coverage ratios and balance sheet ratios sufficient for retention of these debt ratings. There are no assurances that our credit ratings will not be reduced in the future; however, our ratings have been recently affirmed by these agencies. If our credit rating is lowered below “investment grade” then we may not be able to issue short-term commercial paper, but would instead need to borrow under our other credit facilities or look for other alternatives. As of June 28, 2002, we had no commercial paper outstanding.

      On August 26, 2002, we completed the private placement of $150 million of our 3.5% Convertible Debentures due 2022. The debentures are unsecured obligations convertible into shares of our common stock at an initial conversion price of $45.25 per share, subject to adjustment. The debentures were issued at 100 percent of the principal amount, less a discount of 2.5 percent to the initial purchasers. We may redeem the debentures commencing August 2007 at 100 percent of the principal amount plus accrued interest. Holders may require us to repurchase the debentures, in whole or in part, on specified dates in 2007, 2012 and 2017 or upon the occurrence of certain other events at 100 percent of the principal amount plus accrued interest. The debentures initially bear interest at an annual rate of 3.5 percent. The interest rate will be reset in August 2007, 2012, and 2017, but in no event will it be reset below 3.5 percent or above 5.5 percent per annum. More information regarding the terms of the debentures can be found in the related Indenture, dated August 26, 2002 incorporated by reference as an exhibit to this Annual Report.

Comparative Financial Position:

      Our comparative financial position is as follows:

	As of	As of	Percent
	June 28,	June 29,	Increase/
	2002	2001	(Decrease)

	(In millions, except per share amounts)
Cash and cash equivalents	$226.2	$103.0	119.6%
Marketable securities	52.2	146.8	(64.4)%
Other current assets	875.1	972.2	(10.0)%
Current liabilities	425.6	460.3	(7.5)%

Working capital	$727.9	$761.7	(4.4)%
Goodwill	$215.2	$215.1	—
Non-current deferred income tax asset	$26.0	$19.5	33.3%
Total debt	$308.9	$419.4	(26.3)%
Total shareholders’ equity	$1,149.9	$1,115.2	3.1%
Total debt as a % of total capital	21.2%	27.3%
Book value per share	$17.33	$16.94	2.3%

      Cash and Cash Equivalents: Our cash increased in fiscal 2002 due primarily to cash provided by operating activities as well as cash receipts related to the sale of our minority interest in our GE Harris Energy Controls Systems, LLC joint venture of $23.0 million and the proceeds from the sale of securities available for sale of $69.1 million. These increases were partially offset by a $110.5 million reduction in debt, $45.9 million additions of plant and equipment, $13.2 million cash dividends paid and $9.4 million cash paid for acquired businesses, which included the acquisition of Hirschmann Multimedia Communications Network.

      Marketable Securities: Our marketable securities decreased from $146.8 million as of June 29, 2001 to $52.2 million as of June 28, 2002. The decrease was primarily due to our sale of a portion of our holdings in Intersil Corporation and a reduction in the quoted market price of Intersil Corporation stock.

      Working Capital: Our working capital decreased 4.4 percent from $761.7 million as of June 29, 2001 to $727.9 million as of June 28, 2002. The $33.8 million decrease was due primarily to decreases in marketable securities, receivables and inventories, which were partially offset by increases in cash and cash equivalents and a reduction of current liabilities.

      Goodwill: Our goodwill increased slightly from $215.1 million as of June 29, 2001 to $215.2 million as of June 28, 2002. The increase was due primarily to goodwill recorded as a result of the acquisition of Hirschmann Multimedia Communications Network. This increase was partially offset by the write-off of goodwill associated with our minority interest in our GE Harris Energy Controls Systems, LLC joint venture, which was sold during the first quarter of fiscal 2002. In determining the amount of the purchase price allocated to intangibles from acquisitions, we use established valuation techniques used in the communications technology industry, which include present value calculations of future cash flows.

      Non-Current Deferred Income Tax Asset: Our asset related to non-current deferred income taxes was $19.5 million as of June 29, 2001 versus a $26.0 million as of June 28, 2002. The increase is primarily due to the reduction of non-current deferred tax liabilities arising from accruals.

      Total Debt and Capitalization: Our total debt decreased from $419.4 million as of June 29, 2001, representing 27.3 percent of total capital (defined as the sum of total debt plus shareholders’ equity) to $308.9 million as of June 28, 2002, representing 21.2 percent of total capital.

Restructuring

      In fiscal 2000, we recorded a $41.0 million charge ($26.7 million after income tax) for the restructuring of our operations. Restructuring actions included a reduction of approximately 161 employees and provisions for the write-down of intangible assets, equipment and other assets associated with the exit from our Network Support segment’s telephone switching and alarm management product lines.

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

      In June of 2000, we sold the core switch business to Teltronics, Inc. and in August of 2000, we sold the alarm management product line. We also sold the international activities of these product lines during fiscal 2001. Estimated discounted cash flows were used in determining the fair value of assets and liabilities in recording the restructuring charge.

      We completed the payment of all severance benefits during the second quarter of fiscal 2001. No further cash outlays from these restructuring actions are expected.

      Sales from these product lines were none in fiscal 2002 and fiscal 2001 and $73.5 million in fiscal 2000. The loss before income taxes from these product lines were none in fiscal 2002 and fiscal 2001 and $18.9 million in fiscal 2000.

Purchased In-Process Research and Development

     WavTrace

      In August 2000, we purchased WavTrace, a developer of broadband microwave radio systems for high-speed wireless access to the Internet and other data, voice and video services. Prior to the acquisition, we owned slightly less than 20 percent of WavTrace. The purchase price for the remaining approximately 80 percent is valued at $144.0 million. The purchase price is calculated as follows:

(In millions)

Cash consideration paid to former WavTrace shareholders	$125.9
Cash paid for acquisition costs	2.6
Unvested WavTrace options converted to Harris options	1.2
Assumed liabilities	16.7
Less cash acquired	(2.4)

$144.0

      This business is being operated within our Microwave Communications segment.

      In connection with the acquisition, we allocated $73.5 million of the purchase price to an in-process research and development project. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete products. At the date of acquisition, the development of this project had not yet reached technological feasibility and the in-process research and development had no alternative future uses. Accordingly, these costs were expensed as a one-time charge to earnings in the first quarter of fiscal 2001.

      In making the purchase price allocation to in-process research and development, we relied on present value calculations of income, an analysis of project accomplishments and completion costs and an assessment of overall contribution and project risk. The amounts assigned to the in-process research and development were associated with one significant research project for which technological feasibility had not been established. This project was for the development of the ClearBurst™ GB product (formerly known as the PM 2000).

      ClearBurst™ GB is a point-to-multipoint microwave radio system that is a wireless broadband option to deliver the Internet and other multimedia services at speeds up to 180 Mbp/s per user. The ClearBurst™ GB with BigBurst airlink will use adaptive time division duplexing (“TDD”), which is expected to allow for 100 percent efficient use of the available spectrum. ClearBurst™ GB will also use dynamic asymmetry to adjust for the different data traffic levels of small and large customers. The technology allocates bandwidth between the uplink and downlink of a frequency channel to accommodate traffic. As a result, adaptive TDD is expected to provide greater efficiency than predecessor technologies and support 15 times more customers than previous technologies. The estimated stage of completion of the ClearBurst™ GB project at the time of the acquisition was 80 percent (considering time-based, cost-based and milestone-based completion measures). ClearBurst™ GB does not have any significant leverage on any existing technology developed outside of this project.

      The value assigned to purchased in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products and discounting the net cash flows to their present value using a discount rate of 35 percent.

      Remaining development efforts for this in-process research and development project include various phases of design, development and testing. The anticipated completion date for the in-process research and development project will occur during fiscal 2003, after which we expect to begin generating economic benefits from the technology over a seven-year life cycle. Expenditures to complete this project did not have a material impact on our results of operations or cash flows.

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

     Louth

      In January 2000, we purchased Louth, a leading supplier of advanced automation systems for radio and television broadcasters. We paid cash in the net amount of approximately $90 million.

      In connection with the acquisition, we allocated $10.7 million of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete products. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the in-process research and development had no alternative future uses. Accordingly, these costs were expensed as a one-time charge to earnings in the third quarter of fiscal 2000.

      This business is being operated within our Broadcast Communications segment.

      In making the purchase price allocation to in-process research and development, we relied on present value calculations of income, an analysis of project accomplishments and completion costs, and an assessment of overall contribution and project risk. The amounts assigned to the in-process research and development were determined by identifying significant research projects for which technological feasibility had not been established. The fair values assigned to each of the significant projects and the stage of completion are reported below:

		Stage of
Product	Fair Value	Completion

	(In millions)
Version 9.5 of ADC Software	$6.8	80%
Media Browser	1.7	70%
News	1.0	70%
All others	1.2	50% to 90%

Total	$10.7

      A discussion of the most significant project follows:

     Version 9.5 of the Automated Device Controller (“ADC”) Software:

•	Base ADC product is an all-purpose program/commercial automation system with the ability to integrate a wide variety of broadcast devices.

•	Version 9.5 provides a link between traffic, engineering and on-air broadcasting operations.

•	The primary functions under development include:

•	The implementation of Network Device Control Protocall and control of hardware and video servers across the network,

•	The ability to use TCP/ IP and other remote configurations,

•	Creation of a driver that will function with proprietary Sony Protocall,

•	Other specific functionality such as Spencer Still Store and DUET, and

•	Creation of video disk enhancements.

•	The development of Version 9.5 was initiated in early calendar 1998 (conceptualization of features, etc.).

•	The amount of completion was estimated at 80 percent (considering time-based, cost-based and milestone-based completion measures).

•	Version 9.5 incorporates significant leverage on existing technology from ADC version 9.4. The degree of leverage was estimated to be 50 percent.

      The value assigned to purchased in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products and discounting the net cash flows to their present value using a discount rate of 28 percent.

      Remaining development efforts for these in-process research and development projects included various phases of design, development and testing. The completion of the in-process research and development projects occurred within twelve months of acquisition. We are currently generating economic benefits from the technologies and expect to generate them over a seven-year life cycle. Expenditures to complete these projects did not have a material impact on our results of operations or cash flows.

Retirement Plans

      Retirement benefits for substantially all of our employees are provided primarily through a retirement plan having profit sharing and savings elements. We also provide limited health-care benefits to retirees who have 10 or more years of service. All of our obligations under our retirement plans have been fully funded by our contributions, the provision for which totaled $46.1 million in fiscal 2002.

Impact of Foreign Exchange

      Approximately 56 percent of our international business is transacted in local currency environments. The impact of translating the assets and liabilities of these operations to U.S. dollars is included as a component of shareholders’ equity. At June 28, 2002, the cumulative translation adjustment reduced shareholders’ equity by $22.8 million compared to a reduction of $28.5 million at June 29, 2001.

      We utilize foreign currency hedging instruments to minimize the currency risk of international transactions. Gains and losses resulting from currency rate fluctuations did not have a material effect on our results in fiscal 2002, 2001 or 2000.

Impact of Inflation

      To the extent feasible, we have consistently followed the practice of adjusting our prices to reflect the impact of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services.

Market Risk Management

      In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates, fluctuations in the market value of our equity securities available for sale and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.

      Foreign Exchange and Currency:     We use foreign exchange contracts and options to hedge both balance sheet and future foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers and intercompany loans. We believe the use of foreign currency financial instruments should reduce the risks, which arise from doing business in international markets. At June 28, 2002, we had open foreign exchange contracts with a notional amount of $83.5 million, of which $44.8 million were classified as cash flow hedges and $38.7 million were classified as fair value hedges. This compares to total foreign exchange contracts with a notional amount of $43.0 million as of June 29, 2001, of which $6.3 million were classified as cash flow hedges and $36.7 million were classified as fair value hedges. At June 28, 2002 contract expiration dates range from less than one month to three years with a weighted average contract life of 0.5 years.

      More specifically, the foreign exchange contracts classified as cash flow hedges are primarily being used to hedge currency exposures from cash flows anticipated from the United Kingdom Bowman Programme in our RF Communications segment. This contract for our tactical radio products was awarded in the second quarter of fiscal 2002. Under the contract, the customer pays in Pounds Sterling (“GBP”). We also have payments to local suppliers in GBP on this program. We have hedged the forecasted sales and vendor payments denominated in GBP to maintain our anticipated profit margin in U.S. dollars. As of June 28, 2002, we estimated that a pretax loss of $1.8 million would be reclassified into earnings from comprehensive income within the next three years related to these transactions. The net gain or loss included in our earnings in fiscal 2002 and 2001 representing the amount of fair value and cash flow hedges’ ineffectiveness was $0.7 million and $1.1 million, respectively. No amounts were recognized in our earnings in fiscal 2002 and 2001 related to the component of the derivatives instruments’ gain or loss excluded from the assessment of hedge effectiveness. In addition, no amounts were recognized in our earnings in fiscal 2002 and 2001 related to hedged firm commitments that no longer qualify as fair value hedges. All of these derivatives were recorded at their fair value on the balance sheet in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”).

      Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for our foreign currency derivatives held at June 28, 2002 would have an impact of approximately $7.8 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.

      Marketable Securities: We also currently have a portfolio of marketable equity securities available for sale. These investments result from the retained interest in sold or spun-off businesses and the investment into start-up companies that have technology or products that are of interest to us. The fair market value of these securities at June 28, 2002 was $52.2 million compared to $146.8 million at June 29, 2001. This decrease was due primarily to the sale of some of these investments in fiscal 2002 and a decrease in these securities’ quoted market prices. The corresponding unrealized gain is included as a component of shareholders’ equity. These investments historically have had higher volatility than most market indices. A 10 percent adverse change in the quoted market price of marketable equity securities would have an impact of approximately $5.2 million on the fair market value of these securities.

      We utilize option contracts in the form of cashless collars to hedge anticipated cash flows from the sale of marketable securities. Contracts are generally one year or less. At June 28, 2002, we had open option contracts for 175,000 shares of Intersil Corporation stock at a weighted average strike price of $32.26, which compares to 850,000 shares at a weighted average strike price of $32.35 as of June 29, 2001. All of these collars were classified as cash flow hedges and recorded at their fair value on the balance sheet in accordance with Statement 133. The fair market value of these collars reflected in the caption “Other assets” in our Consolidated Balance Sheet at June 28, 2002 was $1.9 million. The fair market value of these collars reflected in the caption “Other accrued items” in our Consolidated Balance Sheet at June 29, 2001 was $1.8 million.

      Factors that could impact the effectiveness of our hedging programs for marketable securities include accuracy of cash flow estimates, volatility of security markets and the cost and availability of hedging instruments. A 10 percent adverse change in the quoted market price of marketable equity securities would have an impact of approximately $0.4 million on the fair value of such instruments.

      Interest Rates: We utilize a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage our exposures to changes in interest rates. We do not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2003, although there can be no assurances that interest rates will not change significantly.

Environmental Matters

      We are actively engaged in complying with environmental protection laws. In addition to ongoing internal compliance programs, an immaterial amount was spent on environmental capital projects in fiscal 2002 and 2001. We estimate that we will authorize an immaterial amount in fiscal 2003 for environmental-related capital projects. Under the Superfund Act or similar state environmental laws, we also have potential liability at various waste sites designated for clean up. We are named as a PRP at 14 such sites where future liabilities could exist. These sites include two sites owned by us, eight sites associated with our former graphics or semiconductor locations, four of which were sold to Intersil Corporation, and four treatment or disposal sites not owned by us that contain hazardous substances allegedly attributable to us from past operations. We routinely assess our contingencies, obligations and commitments to clean up and monitor sites in light of in-depth studies, analysis by environmental experts and legal reviews. At the two sites we own and at six sites associated with our former locations, we are involved primarily in monitoring and remediation programs that have been implemented in cooperation with various environmental agencies. At one of the sites associated with our former locations, we have provided indemnification to the purchaser for potential undiscovered future liabilities, and at another we have provided indemnification to the purchaser for liabilities for which we, in turn, have been indemnified by a prior owner. At the other sites, we are involved as one of numerous PRPs.

      In ascertaining environmental exposures, we must assess the extent of contamination, the nature of remedial actions, continually evolving governmental standards and the number, participation level and financial viability of other PRPs and other similar variables. Based upon internal and third-party studies, as well as the remediation and monitoring expense history at the two sites we own and at five sites associated with our former locations, the number and solvency of PRPs at the other sites and an assessment of other relevant factors, we have estimated that our discounted liability under the Superfund Act and other environmental statutes and regulations for identified sites, using a 7.5 percent discount rate, is approximately $5.7 million. This liability is accrued in the June 28, 2002 Consolidated Balance Sheet. The expected aggregate undiscounted amount that will be incurred over the next 20 to 25 years (depending on the number of years for each site) is approximately $8.9 million. The expected payments for the next five years are: fiscal 2003 — $1.8 million; fiscal 2004 — $0.8 million; fiscal 2005 — $0.6 million; fiscal 2006 — $0.6 million; fiscal 2007 — $0.4 million; and the aggregate amount thereafter is approximately $4.7 million.

Outlook

      Our government-related businesses had an outstanding year in fiscal 2002. Our selection for key programs by the FAA, the Census Bureau, the U.S. Department of Defense, and the U.K. Ministry of Defence represent a wonderful tribute to our employees, the quality of our technology, products, programs and services, and our ability to build long-term relationships with valued customers. Clearly, it was a rewarding year in which our customers expressed great confidence in us. Our Broadcast Communications segment had an outstanding year with record sales and income. We have provided in excess of 60 percent of the transmission equipment to U.S. TV broadcasters who have already complied with requirements for new digital standards. We intend to continue to lead the digital transition in TV and radio, in the United States and around the world. Our diversified mix of businesses is allowing us to overcome the current downturn in telecommunications.

Forward-Looking Statements and Factors that May Affect Future Results

      This Annual Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Such statements reflect management’s current expectations, assumptions and estimates of future performance and economic conditions. Such statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934.

      The following are some of the factors we believe could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect us.

We currently are experiencing uncertain economic conditions, which makes it difficult to estimate growth in our markets and, as a result, future income and expenditures.

      Current conditions in the domestic and global economies are extremely uncertain. As a result, it is difficult to estimate the level of growth for the economy as a whole. It is even more difficult to estimate growth in various parts of the economy, including some of the markets in which we participate. Because all components of our budgeting and forecasting are dependent upon estimates of growth in the markets we serve, the prevailing economic uncertainty renders estimates of future income and expenditures even more difficult than usual. As a result, we may make significant investments and expenditures but never realize the anticipated benefits, which could affect adversely our results of operations. The future direction of the overall domestic and global economies will have a significant impact on our overall performance.

The severe telecommunications slowdown has had a negative impact on our telecom businesses and continued weakness could further hurt our operations.

      During the past year there has been a severe downturn and tightening of capital markets for the telecommunication, cellular and wireless telephone industry in general. Additionally, the CLEC business has experienced a severe downturn and many CLECs have ceased operations or have scaled back operations significantly. This slowdown has had an adverse impact upon our network support and microwave businesses and continued weakness may have an adverse impact on the development of the market for our broadband wireless access products.

We depend on the U.S. Government for a significant portion of our sales, and the loss of this relationship or a shift in government funding could have adverse consequences on our business.

      Approximately 54 percent of our net sales in fiscal 2002 were to the U.S. Government. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government could significantly reduce our revenues. Our U.S. Government programs must compete with programs managed by other defense contractors for a limited number of programs and for uncertain levels of funding. Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government and likely will continue these efforts in the future. The U.S. Government may choose to use other defense contractors for its limited number of defense programs. In addition, the funding of defense programs also competes with nondefense spending of the U.S. Government. Budget decisions made by the U.S. Government are outside of our control and have long-term consequences for our business. A shift in government defense spending to other programs in which we are not involved, or a reduction in U.S. Government defense spending generally, could have adverse consequences on our business.

We derive a significant portion of our revenues from international sales and are subject to the risks of doing business in foreign countries including fluctuations in foreign currency exchange rates.

      In fiscal 2002, revenues from products exported from the U.S. or manufactured abroad were 22 percent of our total sales. Approximately 56 percent of our international business in fiscal 2002 was transacted in local currency environments. Losses resulting from currency rate fluctuations can adversely affect our results. We expect that international sales will continue to account for a significant portion of our total sales. As a result, we are subject to risks of doing business internationally, including:

•	currency exchange controls, fluctuations of currency and currency revaluations,

•	the laws, regulations and policies of foreign governments relating to investments and operations, as well as U.S. laws affecting the activities of U.S. companies abroad,

•	changes in regulatory requirements, including imposition of tariffs or embargoes, export controls and other trade restrictions,

•	uncertainties and restrictions concerning the availability of funding, credit or guarantees,

•	the difficulty of managing an organization doing business in many countries,

•	import and export licensing requirements and regulations,

•	taxes,

•	uncertainties as to local laws and enforcement of contract and intellectual property rights and occasional requirements for onerous contract clauses, and

•	rapid changes in government, economic and political policies, political or civil unrest or the threat of international boycotts or U.S. anti-boycott legislation.

While these factors or the impact of these factors are difficult to predict, any one or more of them could adversely affect our operations in the future.

The fair values of our portfolio of passive investments are subject to significant price volatility or erosion.

      We maintain portfolio holdings of various issuers and types of securities. These securities generally are classified as available-for-sale and, consequently, are recorded on our balance sheet at fair value. Part of our portfolio includes minority equity investments in several publicly-traded companies. Because the majority of these securities represent investments in technology companies, the fair market values of these securities are subject to significant price volatility and, in general, suffered a significant decline during fiscal 2002. In addition, the realizable value of these securities is subject to market and other conditions. We also have invested in numerous privately held companies, many of which still can be considered in the start-up or developmental stages. These investments are illiquid and are inherently risky as the markets for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in these companies.

Our future success will depend on our ability to develop new products that achieve market acceptance.

      Both our commercial and defense businesses are characterized by rapidly changing technologies and evolving industry standards. Accordingly, our future performance depends on a number of factors, including our ability to:

•	identify emerging technological trends in our target markets,

•	develop and maintain competitive products,

•	enhance our products by adding innovative features that differentiate our products from those of our competitors, and

•	manufacture and bring cost-effective products to market quickly.

      We believe that, in order to remain competitive in the future, we will need to continue to develop new products, which will require the investment of significant financial resources in new product development. The need to make these expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures ultimately will lead to the timely development of new products. Due to the design complexity of some of our products, we may experience delays in completing development and introducing new products in the future. Any delays could result in increased costs of development or redirect resources from other projects. In addition, we cannot provide assurances that the markets for our products, especially our broadband wireless access products, will develop as we currently anticipate. The failure of our products to gain market acceptance could reduce significantly our revenues and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing products that gain market acceptance in advance of our products or that our competitors may develop new products that cause our existing products to become obsolete. If we fail in our new product development efforts or our products fail to achieve market acceptance more rapidly than those of our competitors, our revenues will decline and our business, financial condition and results of operations will be adversely affected.

We cannot predict the consequences of future terrorist activities, but they may affect adversely the markets in which we operate, our ability to insure against risks, our operations or our profitability.

      The terrorist attacks in the United States on September 11, 2001, as well as the U.S.-led response and the potential for future terrorist activities, have created economic and political uncertainties that could have a material adverse effect on our business and the prices of our securities. These matters have caused uncertainty in the world’s financial and insurance markets and may increase significantly the political, economic and social instability in the geographic areas in which we operate. These matters also have caused the premiums charged for our insurance coverages to increase and may cause some coverages to be unavailable altogether. While our government businesses have benefitted from the War on Terrorism these developments may affect adversely our business and profitability and the prices of our securities in ways that we cannot predict at this time.

We have made, and may continue to make, strategic acquisitions that involve significant risks and uncertainties.

      We have made, and we may continue to make, strategic acquisitions that involve significant risks and uncertainties. These risks and uncertainties include:

•	the difficulty in integrating newly-acquired businesses and operations in an efficient and cost-effective manner and the risk that we encounter significant unanticipated costs or other problems associated with integration,

•	the challenges in achieving strategic objectives, cost savings and other benefits expected from acquisitions,

•	the risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets,

•	the risk that we assume significant liabilities that exceed the limitations of any applicable indemnification provisions or the financial resources of any indemnifying parties,

•	the potential loss of key employees of the acquired businesses, and

•	the risk of diverting the attention of senior management from our existing operations.

We depend significantly on our government contracts, which are only partially funded, subject to immediate termination, and heavily regulated and audited. The termination or failure to fund one or more of these contracts could have an adverse impact on our business.

      Over its lifetime, a government program may be implemented by the award of many different individual contracts and subcontracts. The funding of government programs in the United States is subject to Congressional appropriations. Although multi-year contracts may be authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs often receive only partial funding initially, and additional funds are committed only as Congress makes further appropriations. The termination of funding for a government program would result in a loss of anticipated future revenues attributable to that program. That could have an adverse impact on our operations. In addition, the termination of a program or the failure to commit additional funds to a program that already has been started could result in lost revenue.

      Generally, government contracts are subject to oversight audits by government representatives. In addition, the contracts generally contain provisions permitting termination, in whole or in part, without prior notice at the government’s convenience upon the payment of compensation only for work done and commitments made at the time of termination. We can give no assurance that one or more of our government contracts will not be terminated under these circumstances. Also, we can give no assurance that we would be able to procure new government contracts to offset the revenues lost as a result of any termination of our government contracts. Because a significant portion of our revenues are dependent on our procurement, performance and payment under our government contracts, the loss of one or more large contracts could have an adverse impact on our financial condition.

      Our government business also is subject to specific procurement regulations and a variety of socioeconomic and other requirements. These requirements, although customary in government contracts, increase our performance and compliance costs. These costs might increase in the future, thereby reducing our margins, which could have an adverse effect on our financial condition. Failure to comply with these regulations and requirements could lead to suspension or debarment, from government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to procurement integrity, export control, government security regulations, employment practices, protection of the environment, accuracy of records and recording of costs. The termination of a government contract or relationship as a result of any of these acts would have an adverse impact on our operations and could have an adverse effect on our reputation and ability to procure other government contracts in the future. We currently are cooperating with certain government representatives in investigations relating to potential violations of foreign corrupt practices, export controls and other laws. No assurance can be given that the outcome of these investigations will not have a material adverse effect on our financial condition or our business as a whole.

We enter into fixed-price contracts that could subject us to losses in the event that we have cost overruns.

      Sometimes, we enter into contracts on a firm, fixed-price basis. During fiscal 2002 approximately 33 percent of our total Government Communications Systems and RF Communications segments’ sales were from fixed-price contracts. This allows us to benefit from cost savings, but it carries the burden of potential cost overruns since we assume all of the cost risk. If our initial estimates are incorrect, we can lose money on these contracts. Government contracts can expose us to potentially large losses because the government can compel us to complete a project or, in certain circumstances, pay the entire cost of its replacement by another provider regardless of the size or foreseeability of any cost overruns that occur over the life of the contract. Because many of these projects involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, problems with other contractors and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet project deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts we may not realize their full benefits. Our results of operations are dependent on our ability to maximize our earnings from our contracts. Lower earnings caused by cost overruns and cost controls would have an adverse impact on our financial results.

Third parties have claimed in the past and may claim in the future that we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling products.

      Third parties have claimed in the past and may claim in the future that we are infringing their intellectual property rights, and we may be found to infringe those intellectual property rights. While we do not believe that any of our products infringe the valid intellectual property rights of third parties, we may be unaware of intellectual property rights of others that may cover some of our technology, products and services.

      Any litigation regarding patents or other intellectual property could be costly and time-consuming and could divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. Moreover, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of certain of our products.

      We often rely on licenses of intellectual property useful for our businesses. We cannot assure you that these licenses will be available in the future on favorable terms or at all.

Third parties may infringe our intellectual property, and we may expend significant resources enforcing our rights or suffer competitive injury.

      Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our financial condition.

      Our pending patent and trademark registration applications may not be allowed, or competitors may challenge the validity or scope of these patents or trademark registrations. In addition, our patents may not provide us a significant competitive advantage.

      We may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect infringement and our competitive position may be harmed before we do so. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share.

The outcome of litigation in which we have been named as a defendant is unpredictable and an adverse decision in any such matter could have a material adverse affect on our financial position and results of operations.

      We are defendants in a number of litigation matters. These claims may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in each and all of the litigation matters to which we have been named a party, and intend to contest each lawsuit vigorously, no assurances can be given that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits could have a material adverse affect on our financial position.

We are subject to customer demand for financing and customer credit risk.

      The competitive environment in which we operate historically has required us, and many of our principal competitors, to provide medium-term and long-term customer financing. Customer financing arrangements may include all or a portion of the purchase price for our products and services, as well as working capital. We also may assist customers in obtaining financing from banks and other sources. Our success for some of our businesses may be dependent, in part, upon our ability to provide customer financing on competitive terms. While we generally have been able to place a portion of our customer financings with third-party lenders or to otherwise insure a portion of this risk, a portion of these financings is provided directly by us. There can be higher risks associated with some of these financings, particularly when provided to start-up operations such as local network providers, to customers in developing countries or to customers in specific financing-intensive areas of the telecommunications industry. If customers fail to meet their obligations, losses could be incurred and such losses could have an adverse effect on us. Our losses could be much greater if it becomes more difficult to place or insure against these risks with third parties. This also may put us at a competitive disadvantage to competitors with greater financial resources. We have various programs in place to monitor and mitigate customer credit risk; however, we cannot assure you that such measures will be effective in reducing our exposure to our customers’ credit risk. Continued weakness in the general economy, and the telecommunications industry in particular, may result in increased defaults by customers and increased losses.

We operate in highly competitive businesses.

      We operate in highly competitive businesses that are sensitive to technological advances. Although successful product and systems development is not dependent necessarily on substantial financial resources, some of our competitors in each of our businesses are larger and can maintain higher levels of expenditures for research and development than we can. Our competitors in our commercial communications businesses include large multinational communications companies, as well as smaller companies with developing technology expertise. Our competitors for U.S. Government contracts typically are large, technically competent firms with substantial assets. We concentrate in each of our businesses on the market opportunities that we believe are compatible with our resources, overall technological capabilities and objectives. Principal competitive factors in these businesses are cost-effectiveness, product quality and reliability, technological capabilities, service, ability to meet delivery schedules and the effectiveness of dealers in international areas. We cannot assure you that we will be able to compete successfully against our current or future competitors or that the competitive pressures that we face will not result in reduced revenues and market share.

We depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could affect adversely our business.

      Due to the specialized nature of some of our businesses, our future performance is dependent upon the continued services of our executive officers and key engineering personnel. Our prospects depend upon our ability to attract and retain qualified engineering, manufacturing, marketing, sales and management personnel for our operations. Competition for personnel, particularly people with key technology skills, is intense, and we may not be successful in attracting or retaining qualified personnel. Our failure to successfully compete for these personnel or the cost of competing for these personnel could seriously harm our business, results of operations and financial condition.

      The forward-looking statements contained in this report are made as of the date hereof and we disclaim any intention or obligation to update or revise any forward-looking statements or to update the reasons why actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

      In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates, fluctuations in the market value of our marketable equity securities available for sale, and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks. For a discussion of such policies and procedures and the related risks, see “Market Risk Management” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” which is incorporated by reference into this Item 7A.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The financial statements and supplementary financial information and data required by this Item are set forth in the pages indicated in Item 15(a)(1) and (2).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required by this Item, with respect to our directors, is incorporated herein by reference to the discussion under the headings Proposal 1: Election of Directors — Term Expiring In 2005 and Current Directors Not Up For Election in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 25, 2002, which proxy statement is expected to be filed within 120 days after the end of our 2002 fiscal year. Certain information regarding our executive officers is included in Part I hereof under the heading “Executive Officers of the Registrant” in accordance with General Instruction G(3) of Form 10-K. Reference is also made to the information relating to Section 16(a) of the Securities and Exchange Act compliance which is presented under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 25, 2002, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

      The information required by this Item, with respect to compensation of our directors and executive officers, is incorporated herein by reference to our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 25, 2002, which proxy statement is expected to be filed within 120 days after the end of our 2002 fiscal year. The information specified in Item 402(k) and (l) of Regulation S-K and set forth in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 25, 2002, is not incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table provides information as of June 28, 2002 about our common stock that may be issued upon the exercise of options, warrants and rights under all our equity compensation plans.

Equity Compensation Plan Information

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)*	(b)	(c)

Equity compensation plans approved by stockholders	3,703,661	$29.01	8,503,111
Equity compensation plans not approved by stockholders**	-0-	N/ A	-0-

Total	3,703,661	$29.01	8,503,111

*	Includes outstanding options for 83,768 shares of our common stock assumed in connection with our acquisition of WavTrace in fiscal 2001. No additional awards can be granted under the plans pursuant to which these options were initially issued.

**	Under the Harris Corporation 2000 Stock Incentive Plan, we may grant an aggregate of not more than 2,500,000 shares in the form of performance share awards, restricted stock awards, or other similar types of share awards. As of June 28, 2002, we have issued 66,500 of such awards under this plan. An additional 105,000 of such outstanding performance share awards were granted under our prior Harris Corporation Stock Incentive Plan.

      Please see Note “Stock Options and Awards” in the Notes to Financial Statements for a general description of the Harris Corporation Stock Incentive Plan and the Harris Corporation 2000 Stock Incentive Plan.

      The other information required by this Item, with respect to security ownership of certain of our beneficial owners and management, is incorporated herein by reference to the discussion under the heading Shares Held By Directors and Executive Officers and Certain Beneficial Owners in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 25, 2002, which proxy statement is expected to be filed within 120 days after the end of our 2002 fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      During the fiscal year ended June 28, 2002, there existed no relationships and there were no transactions reportable under this Item.

ITEM 14.  CONTROLS AND PROCEDURES.

      We currently have in place systems relating to internal controls and procedures with respect to our financial information. Our management periodically reviews and evaluates these internal control systems with our internal auditors and our independent accountants. We have completed such a review and evaluation in connection with the preparation of this Annual Report. We have determined that there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to our most recent evaluation. While we believe our internal controls and procedures are effective, we understand that the SEC may be promulgating additional rules relating to internal controls. We cannot provide assurance that our current internal controls will not change in the future to reflect potential new rules of the SEC.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a) The following documents are filed as a part of this report:

      All other schedules are omitted because they are not applicable, the amounts are not significant, or the required information is shown in the financial statements or the notes thereto.

           (3) Exhibits:

The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:

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

(4)(b) Stockholder Protection Rights Agreement, between Harris Corporation and Mellon Investor Services, LLC (formerly ChaseMellon Shareholder Services, L.L.C.) as Rights Agent, dated as of December 6, 1996, incorporated herein by reference to Exhibit 1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 1996.

(4)(c) Indenture, dated as of May 1, 1996, between Harris Corporation and JPMorgan Chase (formerly Chemical Bank), as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a Committee of the Board, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-03111, filed with the Securities and Exchange Commission on May 3, 1996.

(4)(d) Indenture, dated as of October 1, 1990, between Harris Corporation and National City Bank, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a Committee of the Board, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-3, Registration Statement No. 33-35315, filed with the Securities and Exchange Commission on June 8, 1990.

(4)(e) Indenture, dated as of August 26, 2002, between Harris Corporation and The Bank of New York, as Trustee, relating to $150,000,000 of 3.5% Convertible Debentures due 2022, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2002.

(4)(f) Pursuant to Regulation S-K Item 601(b)(4)(iii), Registrant by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Company.

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

*(10)(d)(i) Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 4(b) to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-49006, filed with Securities and Exchange Commission on October 31, 2000.

(ii) Stock Option Agreement Terms and Conditions (as of 10/27/2000) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit (10)(d)(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001.

(iii) Stock Option Agreement Terms and Conditions (as of 8/24/01) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit (10)(i) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001.

(iv) Executive Performance Share Award Terms and Conditions (as of 8/24/01) for grants under the Harris Corporation 2000 Stock Incentive Plan incorporated herein by reference to Exhibit (10)(ii) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001.

(v) Form of Outside Director Stock Option Agreement (as of 10/27/2000) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit (10)(d)(iii) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001.

*(10)(e)(i) Harris Corporation Retirement Plan (amended and restated effective April 1, 2001), incorporated herein by reference to Exhibit 10(iii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2001.

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

(iii) Amendment No. 2 to Harris Corporation 1997 Directors’ Deferred Compensation and Annual Stock Unit Award Plan, incorporated herein by reference to exhibit (10)(i) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2001.

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

(iii) First Amendment to Credit Agreement (364-Day), dated as of May 8, 2002, among Harris Corporation as Borrower, SunTrust Bank as Administrative Agent and Lender and the other lender’s party thereto, incorporated herein by reference to Exhibit (10)(i) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002.

(iv) Acknowledgment Letter regarding Maturity Extension of Credit Agreement (364-Day), dated as of May 8, 2002, between SunTrust Bank as Administrative Agent and Harris Corporation as Borrower, incorporated herein by reference to Exhibit 10(ii) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002.

*(10)(j) Form of Director and Executive Officer Indemnification Agreement, incorporated herein by reference to Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 1998.

(10)(k) Amended and Restated Master Transaction Agreement, made as of June 2, 1999 among Harris Corporation, Intersil Holding Corporation and Intersil Corporation, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 1999.

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

(10)(m) Registration Rights Agreement, dated as of August 26, 2002, by and between Harris Corporation and each of Morgan Stanley & Co. Incorporated, Salomon Smith Barney, Inc., SunTrust Capital Markets, Inc., and Wachovia Securities, Inc., incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2002.

(10)(n) Purchase Agreement, dated as of August 20, 2002, by and between Harris Corporation and each of Morgan Stanley & Co. Incorporated, Salomon Smith Barney, Inc., SunTrust Capital Markets, Inc., and Wachovia Securities, Inc., incorporated herein by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2002.

(12) Statement regarding computation of earnings to fixed charges.

(21) Subsidiaries of the Registrant.

(23) Consent of Ernst & Young LLP.

(99) Additional Exhibits:

(99.1) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.2) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K.

We submitted to the Commission a Current Report on Form 8-K on May 10, 2002 relating to our change from a two-segment reporting basis to a five-segment basis and including summary quarterly information for our five segments for each of the quarterly periods of fiscal 2000 and fiscal 2001, and for the first three quarters of fiscal 2002, and for fiscal 2000 and 2001. This Form 8-K was furnished under Item 9 (Regulation FD Disclosure) of Form 8-K.

* Management contract or compensatory plan or arrangement.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRIS CORPORATION
(Registrant)

Dated:  September 3, 2002

By	/s/BRYAN R. ROUB

Bryan R. Roub
Senior Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILLIP W. FARMER Phillip W. Farmer	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	September 3, 2002
/s/ BRYAN R. ROUB Bryan R. Roub	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	September 3, 2002
/s/ JAMES L. CHRISTIE James L. Christie	Vice President – Controller (Principal Accounting Officer)	September 3, 2002
/s/ THOMAS A. DATTILO Thomas A. Dattilo	Director	September 3, 2002
/s/ ALFRED C. DECRANE, JR. Alfred C. DeCrane, Jr.	Director	September 3, 2002
/s/ RALPH D. DENUNZIO Ralph D. DeNunzio	Director	September 3, 2002
/s/ JOSEPH L. DIONNE Joseph L. Dionne	Director	September 3, 2002
/s/ LEWIS HAY III Lewis Hay III	Director	September 3, 2002
/s/ KAREN KATEN Karen Katen	Director	September 3, 2002
/s/ STEPHEN P. KAUFMAN Stephen P. Kaufman	Director	September 3, 2002
/s/ DAVID B. RICKARD David B. Rickard	Director	September 3, 2002
/s/ GREGORY T. SWIENTON Gregory T. Swienton	Director	September 3, 2002

CERTIFICATIONS

      I, Phillip W. Farmer, certify that:

      1. I have reviewed this annual report on Form 10-K of Harris Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 3, 2002

/s/ PHILLIP W. FARMER

Phillip W. Farmer
Chairman of the Board, President
and Chief Executive Officer

      I, Bryan R. Roub, certify that:

      1. I have reviewed this annual report on Form 10-K of Harris Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 3, 2002

/s/ BRYAN R. ROUB

Bryan R. Roub
Senior Vice President
and Chief Financial Officer

ANNUAL REPORT ON FORM 10-K

Item 8

Financial Statements and Supplementary Data

Fiscal Year Ended June 28, 2002

HARRIS CORPORATION

MELBOURNE, FLORIDA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Harris Directors and Shareholders:

      We have audited the accompanying consolidated balance sheets of Harris Corporation and its subsidiaries as of June 28, 2002 and June 29, 2001 and the related consolidated statements of income, cash flows and comprehensive income and shareholders’ equity for each of the three fiscal years in the period ended June 28, 2002. Our audits also include the financial statement schedule listed in the index Item 15(a). These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harris Corporation and subsidiaries at June 28, 2002 and June 29, 2001, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended June 28, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

      As discussed in Significant Accounting Policies and Accounting Changes notes to the consolidated financial statements, in the fiscal year ended June 28, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/     ERNST & YOUNG LLP

Orlando, Florida

July 23, 2002,
except for Note “SUBSEQUENT EVENT”, as to which the date is
August 26, 2002

CONSOLIDATED STATEMENT OF INCOME

	Fiscal Years Ended

	2002	2001	2000

	(In millions, except per share amounts)
Revenue from product sales and services	$1,875.8	$1,955.1	$1,807.4

Cost of product sales and services	(1,378.1)	(1,431.1)	(1,352.6)
Engineering, selling and administrative expenses	(400.2)	(414.4)	(404.5)
Amortization of goodwill	—	(22.2)	(10.5)
Restructuring expenses	—	—	(41.0)
Purchased in-process research and development	—	(73.5)	(10.7)
Non-operating income	41.0	80.0	48.2
Interest income	13.3	13.3	27.4
Interest expense	(26.7)	(34.8)	(25.2)

Income from continuing operations before income taxes	125.1	72.4	38.5
Income taxes	(42.5)	(51.0)	(13.5)

Income from continuing operations	82.6	21.4	25.0
Discontinued operations net of income taxes	—	—	(7.0)

Net income	$82.6	$21.4	$18.0

Net Income Per Common Share
Basic:
Continuing operations	$1.25	$.32	$.34
Discontinued operations	—	—	(.09)

	$1.25	$.32	$.25

Diluted:
Continuing operations	$1.25	$.32	$.34
Discontinued operations	—	—	(.09)

	$1.25	$.32	$.25

See Notes to Financial Statements

CONSOLIDATED BALANCE SHEET

	June 28,	June 29,
	2002	2001

	(In millions)
Assets
Current Assets
Cash and cash equivalents	$226.2	$103.0
Marketable securities	52.2	146.8
Receivables	380.3	451.6
Unbilled costs and accrued earnings on fixed-price contracts	178.6	182.6
Inventories	233.2	267.7
Current deferred income taxes	82.3	70.3
Income taxes receivable	0.7	—

Total current assets	1,153.5	1,222.0
Other Assets
Plant and equipment	270.6	281.9
Goodwill	215.2	215.1
Non-current notes receivable	30.9	36.9
Non-current deferred income taxes	26.0	19.5
Other assets	162.3	184.5

	705.0	737.9

	$1,858.5	$1,959.9

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$24.6	$33.2
Accounts payable	99.2	125.5
Compensation and benefits	111.8	110.5
Other accrued items	106.6	103.8
Advance payments and unearned income	82.1	74.3
Income taxes payable	—	11.2
Current portion of long-term debt	1.3	1.8

Total current liabilities	425.6	460.3
Other Liabilities
Long-term debt	283.0	384.4
Shareholders’ Equity
Preferred Stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common Stock, $1.00 par value; 250,000,000 shares authorized; issued and outstanding 66,342,340 shares at June 28, 2002 and 65,845,902 shares at June 29, 2001	66.3	65.8
Other capital	223.9	214.0
Retained earnings	871.7	802.3
Unearned compensation	(2.1)	(4.5)
Accumulated other comprehensive income	(9.9)	37.6

Total shareholders’ equity	1,149.9	1,115.2

	$1,858.5	$1,959.9

See Notes to Financial Statements

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Years Ended

	2002	2001	2000

	(In millions)
Operating Activities
Income from continuing operations	$82.6	$21.4	$25.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	55.1	79.7	68.6
Non-current deferred income tax	(6.4)	(8.6)	(33.2)
Purchased in-process research and development	—	73.5	10.7
Gain on the sale of securities available for sale	(60.5)	(82.4)	(49.6)
Gain on the sale of GE Harris Energy Control Systems, LLC	(10.3)	—	—
Gain on the sale of GE-Harris Railway Electronics, LLC	—	(33.4)	—
Loss from discontinued operations – net of items not affecting cash	—	—	(41.6)
(Increase) decrease in:
Accounts and notes receivable	77.3	(12.2)	41.4
Unbilled costs and inventories	40.9	(102.0)	52.6
Increase (decrease) in:
Accounts payable and accrued expenses	(24.4)	0.8	(38.8)
Advance payments and unearned income	7.7	(0.4)	(20.7)
Income taxes	7.2	8.7	(0.7)
Other	37.4	27.6	31.0

Net cash provided by (used in) operating activities	206.6	(27.3)	44.7

Investing Activities
Cash paid for acquired businesses	(9.4)	(147.6)	(123.9)
Additions of plant and equipment	(45.9)	(55.2)	(81.3)
Cash paid for strategic investments	(7.5)	(34.2)	(31.5)
Proceeds from the sale of securities available for sale	69.1	127.4	52.6
Proceeds from the sale of GE Harris Energy Control Systems, LLC	23.0	—	—
Proceeds from the sale of GE-Harris Railway Electronics, LLC	—	50.0	—
Net assets of discontinued operations	—	—	1,038.2

Net cash provided by (used in) investing activities	29.3	(59.6)	854.1

Financing Activities
Proceeds from borrowings	8,272.0	8,689.2	8,215.4
Payment of borrowings	(8,382.5)	(8,772.9)	(8,563.3)
Proceeds from sale of Common Stock	9.4	1.9	2.6
Purchase of Common Stock for treasury	—	(92.2)	(232.8)
Cash dividends	(13.2)	(13.3)	(29.9)

Net cash used in financing activities	(114.3)	(187.3)	(608.0)

Effect of exchange rate changes on cash and cash equivalents	1.6	(1.0)	1.7

Net increase (decrease) in cash and cash equivalents	123.2	(275.2)	292.5
Cash and cash equivalents at beginning of year	103.0	378.2	85.7

Cash and cash equivalents at end of year	$226.2	$103.0	$378.2

See Notes to Financial Statements

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME AND SHAREHOLDERS’ EQUITY

					Accumulated Other Comprehensive
					Income (Loss)

					Net Unrealized Gain (Loss) from

	Common	Other	Retained	Unearned	Marketable	Hedging	Currency
	Stock	Capital	Earnings	Comp.	Securities	Derivatives	Translation	Total

	(In millions except per share amounts)
Balance at July 2, 1999	$79.7	$271.5	$1,246.7	$(4.0)	$7.3	$—	$(11.7)	$1,589.5
Net income	—	—	18.0	—	—	—	—	18.0
Foreign currency translation	—	—	—	—	—	—	(4.8)	(4.8)
Net unrealized gain on securities net of income taxes of $132.3	—	—	—	—	225.2	—	—	225.2

Comprehensive income								238.4
Shares issued under Stock Option Plan (74,392 shares)	0.1	1.9	—	—	—	—	—	2.0
Shares granted under Stock Incentive Plans (63,500 shares)	0.1	1.6	—	(1.7)	—	—	—	—
Compensation expense	—	—	—	(3.6)	—	—	—	(3.6)
Termination and award of shares granted under Stock Incentive Plans (202,768 shares)	(0.2)	(7.2)	—	6.1	—	—	—	(1.3)
Shares sold under Employee Stock Purchase Plans (23,653 shares)	—	0.7	—	—	—	—	—	0.7
Purchase and retirement of Common Stock for Treasury (10,652,100 shares)	(10.7)	(40.1)	(182.0)	—	—	—	—	(232.8)
Cash dividends ($.39 per share)	—	—	(29.9)	—	—	—	—	(29.9)
Non-cash dividends related to the spin-off of Lanier Worldwide	—	—	(188.7)	—	—	—	—	(188.7)

Balance at June 30, 2000	69.0	228.4	864.1	(3.2)	232.5	—	(16.5)	1,374.3
Net income	—	—	21.4	—	—	—	—	21.4
Foreign currency translation	—	—	—	—	—	—	(12.0)	(12.0)
Net unrealized loss on hedging derivatives net of income taxes of $(0.6)	—	—	—	—	—	(1.0)	—	(1.0)
Net unrealized loss on securities net of income taxes of $(97.1)	—	—	—	—	(165.4)	—	—	(165.4)

Comprehensive loss								(157.0)
Shares issued under Stock Option Plan (80,245 shares)	0.1	1.9	—	—	—	—	—	2.0
Shares granted under Stock Incentive Plans (57,500 shares)	—	1.6	—	(1.6)	—	—	—	—
Compensation expense	—	—	—	1.1	—	—	—	1.1
Options granted in connection with the WavTrace acquisition (179,900 shares)	—	4.9	—	(3.7)	—	—	—	1.2
Termination and award of shares granted under Stock Incentive Plans (73,803 shares)	(0.1)	(3.7)	—	2.9	—	—	—	(0.9)
Purchase and retirement of Common Stock for Treasury (3,175,800 shares)	(3.2)	(19.1)	(69.9)	—	—	—	—	(92.2)
Cash dividends ($.20 per share)	—	—	(13.3)	—	—	—	—	(13.3)

Balance at June 29, 2001	65.8	214.0	802.3	(4.5)	67.1	(1.0)	(28.5)	1,115.2
Net income	—	—	82.6	—	—	—	—	82.6
Foreign currency translation	—	—	—	—	—	—	5.7	5.7
Net unrealized gain on hedging derivatives net of income taxes of $0.7	—	—	—	—	—	1.1	—	1.1
Net unrealized loss on securities net of income taxes of $(31.9)	—	—	—	—	(54.3)	—	—	(54.3)

Comprehensive income								35.1
Shares issued under Stock Option Plan (458,719 shares)	0.5	8.9	—	—	—	—	—	9.4
Shares granted under Stock Incentive Plans (64,500 shares)	—	1.9	—	(1.9)	—	—	—	—
Compensation expense	—	—	—	3.6	—	—	—	3.6
Termination and award of shares granted under Stock Incentive Plans (26,782 shares)	—	(0.9)	—	0.7	—	—	—	(0.2)
Cash dividends ($.20 per share)	—	—	(13.2)	—	—	—	—	(13.2)

Balance at June 28, 2002	$66.3	$223.9	$871.7	$(2.1)	$12.8	$0.1	$(22.8)	$1,149.9

See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation — The consolidated financial statements include the accounts of Harris Corporation and its subsidiaries. As used in these notes, the terms “Harris”, “we,” “our” and “us” refer to Harris Corporation and its consolidated subsidiaries. These statements have been prepared in conformity with accounting principles generally accepted in the United States and require management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant intercompany transactions and accounts have been eliminated.

      Fiscal Year — Our fiscal year ends on the Friday nearest June 30. Fiscal Years 2002, 2001 and 2000 include 52 weeks.

      Cash Equivalents — Cash equivalents are temporary cash investments with a maturity of three months or less when purchased. These investments include accrued interest and are carried at the lower of cost or market.

      Marketable Securities — Marketable equity securities are stated at fair value, with unrealized gains and losses, net of tax, included as a separate component of shareholders’ equity. Realized gains and losses from marketable securities are determined using the specific identification method. The cost basis of marketable securities was $31.8 million at June 28, 2002 and $40.3 million at June 29, 2001. The proceeds from the sale of marketable securities were $69.1 million in fiscal 2002, $127.4 million in fiscal 2001 and $52.6 million in fiscal 2000. The amount of realized gains included in “Non-operating income” was $60.5 million in fiscal 2002, $82.4 million in fiscal 2001 and $49.6 million in fiscal 2000. Included in these realized gains were write-downs for other than temporary decreases in the market value of $3.7 million in fiscal 2002 and $20.1 million in fiscal 2001.

      Fair Value of Financial Instruments — The carrying amounts reflected in our Consolidated Balance Sheet for cash, cash equivalents, marketable securities, cost method investments, receivables, notes receivables, and short-term and long-term debt approximate their fair values. Fair values are based primarily on quoted market prices for those or similar instruments. A discussion of fair values for our derivative financial instruments are included under the caption “Financial Instruments and Risk Management” in this Significant Accounting Policies note.

      Inventories — Inventories are priced at the lower of cost (determined by average and first-in, first-out methods) or market. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements.

      Plant and Equipment — Plant and equipment are carried on the basis of cost. Depreciation of buildings, machinery and equipment is computed by the straight-line and accelerated methods. The estimated useful lives of buildings range between 5 and 50 years. The estimated useful lives of machinery and equipment range between 3 and 10 years.

      Income Taxes — We follow the liability method of accounting for income taxes.

      Goodwill and Identifiable Intangible Assets — Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”), indefinite-life identifiable intangible assets and goodwill are not amortized. We periodically review our identifiable intangible assets and goodwill, considering factors such as projected cash flows and revenue and earnings multiples, to determine whether the value of the assets are impaired and the amortization periods are appropriate. If an asset is impaired, the difference between the value of the asset reflected on the financial statements and its current fair value is recognized as an expense in the period in which the impairment occurs. Goodwill is impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. We have defined our reporting units to be the same as our business segments. For identifiable intangible assets with indefinite lives, fair value is determined based on anticipated discounted

NOTES TO FINANCIAL STATEMENTS — (Continued)

cash flows. See the “Goodwill and Other Intangible Assets” footnote for additional information regarding intangible assets and goodwill.

      Impairment of Long-Lived Assets and Identifiable Intangible Assets — We assess the recoverability of the carrying value of our long-lived assets and identifiable intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We evaluate the recoverability of such assets based upon the expectations of undiscounted cash flows from such assets. If the sum of the expected future undiscounted cash flows were less than the carrying amount of the asset, a loss would be recognized for the difference between the fair value and the carrying amount.

Revenue Recognition

      Our segments have the following revenue recognition policies:

      Government Communications Systems segment: Revenue in our Government Communications Systems segment primarily relates to long-term contracts. Revenue and anticipated profits under long-term contracts are recorded on a percentage-of-completion basis, generally using the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. Contracts are combined when specific aggregation criteria stated in the American Institute of Certified Public Accountant’s Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”) are met. Criteria generally include closely interrelated activities performed for a single customer within the same economic environment. Contracts generally are not segmented. If contracts are segmented, they meet the segmenting criteria stated in SOP 81-1. Amounts representing contract change orders, claims or other items are included in sales only when they can be reliably estimated and realization is probable. Incentives or penalties and awards applicable to performance on contracts are considered in estimating sales and profit rates and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions, which increase or decrease earnings based solely on a single significant event, are generally not recognized until the event occurs. When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period. Anticipated losses on contracts or programs in progress are charged to earnings when identified.

      RF Communications segment: Revenue in our RF Communications segment primarily relates to product and services sales. Revenue is recognized from sales other than long-term contracts when a product is delivered and from services when performed. Long-term contract sales follow the same policies as stated under our Government Communications Systems segment’s revenue recognition policy above except that our RF Communications segment sometimes uses the units of delivery method of accounting rather than the cost-to-cost method of accounting for production contracts that call for the delivery of larger quantities of products. Under the units of delivery method, sales and profits are recorded based on the ratio of actual units delivered to estimated total units to be delivered under the contract. Unearned income on service contracts is amortized by the straight-line method over the term of the contracts. This segment recognizes revenue when contractual obligations related to customer acceptance of a product or performance are satisfied.

      Microwave Communications segment: Revenue in our Microwave Communications segment primarily relates to product and services sales. Revenue is recognized from sales other than long-term contracts when a product is delivered, from rentals as they accrue and from services when performed. Long-term contract sales follow the same policies as stated under our Government Communications Systems segment’s revenue recognition policy above. Unearned income on service contracts is amortized by the straight-line method over the term of the contracts. This segment recognizes revenue when contractual obligations related to customer acceptance of a product or performance are satisfied. Further, if an arrangement other than a long-term contract requires the delivery or performance of multiple deliverables, or “elements,” the delivery of an individual element is considered not to have occurred if there are undelivered elements that are essential to the functionality of the delivered element.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Network Support segment: Revenue in our Network Support segment primarily relates to product and service sales. Revenue is recognized from sales when a product is delivered and from services when performed. Unearned income on service contracts is amortized by the straight-line method over the term of the contracts. This segment recognizes revenue when contractual obligations related to customer acceptance of a product or performance are satisfied. Further, if an arrangement requires the delivery or performance of multiple deliverables, or “elements,” the delivery of an individual element is considered not to have occurred if there are undelivered elements that are essential to the functionality of the delivered element.

      Broadcast Communications segment: Revenue in our Broadcast Communications segment primarily relates to product and service sales. Revenue is recognized from sales other than long-term contracts when a product is delivered and from services when performed. Long-term contract sales follow the same policies as stated under our Government Communications Systems segment’s revenue recognition policy above. Unearned income on service contracts is amortized by the straight-line method over the term of the contracts. This segment recognizes revenue when contractual obligations related to customer acceptance of a product or performance are satisfied. Further, if an arrangement other than a long-term contract requires the delivery or performance of multiple deliverables, or “elements,” the delivery of an individual element is considered not to have occurred if there are undelivered elements that are essential to the functionality of the delivered element.

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

      Revenue from services was less than 10 percent of total revenues during fiscal 2002, fiscal 2001 and fiscal 2000.

      Retirement Benefits — We provide retirement benefits to substantially all employees primarily through a retirement plan having profit sharing, matching and savings elements. Contributions by us to the retirement plan are based on profits and employees’ savings with no other funding requirements. We may make additional contributions to the fund at our discretion.

      Retirement benefits also include an unfunded limited healthcare plan for U.S.-based retirees and employees on long-term disability. We accrue the estimated cost of these medical benefits, which are not material, during an employee’s active service life.

      Environmental Expenditures — We capitalize environmental expenditures that increase the life or efficiency of property or that reduce or prevent environmental contamination. We accrue environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable.

      We are named as a potentially responsible party at 14 sites where future liabilities could exist. These sites include two sites owned by us, eight sites associated with our former graphics or semiconductor locations, four of which were sold to Intersil Corporation, and four treatment or disposal sites not owned by us that allegedly contain hazardous substances attributable to us from past operations. Based on an assessment of relevant factors, we have estimated that our discounted liability under the Superfund Act and other environmental statutes and regulations for identified sites, using a 7.5 percent discount rate, is approximately $5.7 million. This liability is accrued in the June 28, 2002 Consolidated Balance Sheet. The expected aggregate undiscounted amount that will be incurred over the next 20 to 25 years (depending on the number of years for each site) is approximately $8.9 million. The expected payments for the next five years are: fiscal 2003 — $1.8 million; fiscal 2004 — $0.8 million; fiscal 2005 — $0.6 million; fiscal 2006 — $0.6 million; fiscal 2007 — $0.4 million; and the aggregate amount thereafter is approximately $4.7 million.

      Financial Instruments and Risk Management — Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”) requires us

NOTES TO FINANCIAL STATEMENTS — (Continued)

to recognize all derivatives on the Consolidated Balance Sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

      As part of our risk management program we use a combination of foreign currency call options, foreign currency forward contracts and option contracts in the form of cashless collars for marketable securities to hedge against risks associated with anticipated cash flows that are probable of occurring in the future and cash flows that are fixed or firmly committed. These derivatives have only nominal intrinsic value at the time of purchase and have a high degree of correlation to the anticipated cash flows they are designated to hedge. Hedge effectiveness is determined by the correlation of the anticipated cash flows and the maturity dates of the derivatives used to hedge these cash flows. We do not hold or issue derivative financial instruments for trading purposes.

      We account for our instruments used to hedge against the currency risk and market fluctuation risk associated with anticipated or forecasted cash flows that are probable of occurring in the future as cash flow hedges. In accordance with Statement 133, such financial instruments are marked-to-market using forward prices and fair market value quotes with the offset to other comprehensive income, net of hedge ineffectiveness. The foreign currency call options and forward contracts are subsequently recognized as a component of “Cost of product sales and services” on the Consolidated Statement of Income when the underlying net cash flows are realized. The cashless collars for marketable securities are subsequently recognized as a component of “Non-operating income” on the Consolidated Statement of Income when the underlying net cash flows are realized. Unrealized losses are recorded in “Other accrued items” on the Consolidated Balance Sheet with the offset to other comprehensive income, net of hedge ineffectiveness. Unrealized gains are recorded as “Other assets” on the Consolidated Balance Sheet with the offset to other comprehensive income, net of hedge ineffectiveness.

      We are exposed to credit losses in the event of non-performance by counterparties to these financial instruments, but we do not expect any of the counterparties to fail to meet their obligations. To manage credit risks, we select counterparties based on credit ratings, limit our exposure to a single counterparty under defined guidelines and monitor the market position with each counterparty. In the event of the termination of a derivative designated as a hedge, the settlement would be charged to the Consolidated Statement of Income as a component of “Non-operating income.”

      Foreign Currency Translation — The functional currency for most international subsidiaries is the local currency. Assets and liabilities are translated at current rates of exchange and income and expense items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are recorded as a separate component of shareholders’ equity.

      Unearned Compensation — Compensation resulting from performance shares granted under our long-term incentive plan is amortized to expense over the performance period and is adjusted for changes in the market value of our Common Stock.

      Net Income Per Share — Net income per share is based upon the weighted average number of common shares outstanding during each year.

      Reclassifications — Certain prior-year amounts have been reclassified on the consolidated financial statements to conform with current year classifications.

      Other Accrued Items and Other Assets — No accrued liabilities or expenses within the caption “Other accrued items” on our Consolidated Balance Sheet exceed five percent of our total current liabilities as of June 28, 2002 and as of June 29, 2001. No current assets other than those already disclosed on the Consolidated Balance Sheet exceed five percent of our total current assets as of June 28, 2002 and as of June 29, 2001. No assets within the caption “Other assets” on the Consolidated Balance Sheet exceed five percent of total assets as of June 28, 2002 and as of June 29, 2001.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Stock Options — In accordance with APB Opinion No. 25, we use the intrinsic-value method of accounting for stock option awards to employees and, accordingly, do not recognize compensation expense for our stock option awards to employees in the Consolidated Statement of Income. See “Stock Options and Awards” footnote for pro forma information on the impact of the fair-value method of accounting for stock options.

ACCOUNTING CHANGES

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“Statement 141”) and Statement 142. Statement 141 eliminates the pooling method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. We adopted this accounting standard for all business combinations initiated after June 30, 2001.

      As of the beginning of the first quarter of fiscal 2002, we also adopted Statement 142, which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. Statement 142 requires that goodwill be disclosed separately from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. The provisions of Statement 142 also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. We have completed our impairment tests, which resulted in no adverse impact on our operations or financial position.

      In accordance with Statement 142, we discontinued the amortization of goodwill as of the beginning of the first quarter of fiscal 2002. A reconciliation of previously reported net income and net income per common share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

	2002	2001	2000

	(In millions, except per
	share amounts)
Reported net income	$82.6	$21.4	$18.0
Exclude goodwill amortization, net of income taxes of $7.8 and $3.7 for 2001 and 2000, respectively	—	14.4	6.8

Adjusted proforma net income	$82.6	$35.8	$24.8

Basic net income per common share:
Reported net income	$1.25	$.32	$.25
Exclude goodwill amortization, net of income taxes	—	.22	.09

Adjusted proforma basic net income per common share	$1.25	$.54	$.34

Diluted net income per common share:
Reported net income	$1.25	$.32	$.25
Exclude goodwill amortization, net of income taxes	—	.21	.09

Adjusted proforma diluted net income per common share	$1.25	$.53	$.34

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Retirement Obligations” (“Statement 143”). Statement 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. Statement 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. We currently are evaluating the provisions of Statement 143, but we expect that the provisions will not have a material impact on our consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”). Statement 144 supersedes Statement of Financial Accounting Standards No. 121, but retains its fundamental provisions for the (a) recognition and measurement of impairment of long-lived assets to be held and used, and (b) measurement of long-lived assets to be disposed of by sale. Statement 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 for segments of a business to be disposed of, but retains the requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. We are required to adopt Statement 144, effective for fiscal 2003. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“Statement 145”). Statement 145 updates, clarifies and simplifies existing accounting pronouncements. Statement 145 rescinds Statement of Financial Accounting Standards No. 4 (“Statement 4”), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses because Statement 4 has been rescinded. Statement of Financial Accounting Standards No. 44 (“Statement 44”) was issued to establish accounting requirements for the effects of transition to provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement 44 is no longer necessary. Statement 145 amends Statement of Financial Accounting Standards No. 13 (“Statement 13”) to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. Statement 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. We are required to adopt Statement 145, effective for fiscal 2003. We do not expect the adoption of Statement 145 to have a material impact on our consolidated financial statements.

      In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“Statement 146”). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“Issue 94-3”). The principal difference between Statement 146 and Issue 94-3 relates to Statement 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in this Statement is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We are still assessing whether the adoption of Statement 146 will have a material impact on our consolidated financial statements.

DISCONTINUED OPERATIONS

      In fiscal 1999, we decided to sell our semiconductor business and to spin off our Lanier Worldwide, Inc. subsidiary. Accordingly, the results of operations and the net assets of these business segments have been reclassified as discontinued operations.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      On August 13, 1999, we completed the sale of substantially all of our semiconductor business to Intersil Corporation and its affiliates. Intersil Corporation was a newly formed company owned by Sterling Holding Company, LLC, a Citicorp Venture Capital Ltd. investment portfolio company, along with certain management investors and affiliates of Credit Suisse First Boston Corporation.

      The assets disposed of consisted primarily of land, buildings, equipment, inventory, receivables, technology and other assets related to the operation of our semiconductor business.

      In addition to acquiring a 10 percent equity interest in Intersil Corporation for which we paid $9 million, we received cash of $520 million, a promissory note of $90 million and Intersil Corporation assumed certain liabilities. We also retained receivables and patent rights. We recorded an after-tax loss of $76 million for the disposal of our entire semiconductor business including the portion sold to Intersil Corporation. Intersil Corporation undertook an initial public offering (IPO) in February of 2000. At that time, the promissory note mentioned above was paid as was the accrued interest. We have sold most of our holdings in Intersil.

      On October 22, 1999, we announced that our Board of Directors formally approved the spin-off of our Lanier Worldwide, Inc. subsidiary as an independent publicly traded company. The Board declared a dividend of one share of Lanier common stock for each share of our Common Stock to our shareholders of record on November 1, 1999. The distribution of the dividend was completed on November 5, 1999. We retained approximately 10 percent of the outstanding shares of Lanier, all of which were sold in fiscal 2001.

      Summarized financial information for the discontinued operations follows:

2000

(In millions)
Net revenues	$512.1

Income before income taxes	$8.2
Income taxes	3.0

Income from discontinued operations	5.2
Provision for disposal of discontinued operations after income tax benefits of $6.1 million	(12.2)

Discontinued operations net of income taxes	$(7.0)

      The income from discontinued operations includes an allocation of interest expense of $16.5 million in fiscal 2000. This allocation is based on the assigned debt balances of the discontinued operations.

RESTRUCTURING

      In fiscal 2000, we recorded a $41.0 million charge ($26.7 million after income tax) for the restructuring of our operations. Restructuring actions included a reduction of approximately 161 employees and provisions for the write-down of intangible assets, equipment and other assets associated with the exit from our Network Support segment’s telephone switching and alarm management product lines.

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

      In June of 2000, we sold the core switch business to Teltronics, Inc. and in August of 2000, we sold the alarm management product line. We also sold the international activities of these product lines during fiscal 2001. Estimated discounted cash flows were used in determining the fair value of assets and liabilities in recording the restructuring charge.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      We completed the payment of all severance benefits during the second quarter of fiscal 2001. No further cash outlays from these restructuring actions are expected.

      Sales from these product lines were none in fiscal 2002 and fiscal 2001, and $73.5 million in fiscal 2000. The losses before income taxes from these product lines were none in fiscal 2002 and fiscal 2001, and $18.9 million in fiscal 2000.

      The components and use of restructuring reserves are summarized below:

		Use of Reserve
	Original			Reserve Balance
	Reserve	Cash	Non-Cash	at June 28, 2002

	(In millions)
Severance benefits	$4.7	$4.7	$—	$—
Capitalized software write-offs	14.1	—	14.1	—
Intangible asset write-offs	4.4	—	4.4	—
Equipment write-downs	6.2	—	6.2	—
Other exit costs	11.6	5.5	6.1	—

	$41.0	$10.2	$30.8	$—

BUSINESS COMBINATIONS

      In August 2000, we purchased WavTrace, Inc. (“WavTrace”), a developer of broadband wireless access systems for high-speed wireless access to the Internet and other data, voice and video services. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations of WavTrace have been included in the Consolidated Statement of Income since the date of acquisition. Prior to the acquisition, we owned slightly less than 20 percent of WavTrace. The purchase price for the remaining approximately 80 percent is valued at $144.0 million. The purchase price is calculated as follows:

(In millions)

Cash consideration paid to former WavTrace shareholders	$125.9
Acquisition costs	2.6
Unvested WavTrace options converted to Harris options	1.2
Assumed liabilities	16.7
Less cash acquired	(2.4)

$144.0

      Wavtrace is being operated within our Microwave Communications segment.

      The amount of consideration to the former shareholders and option holders of WavTrace was determined by arm’s-length negotiation between the parties and was paid out of interest-bearing cash and cash equivalents. The amount allocated to purchased in-process research and development on the WavTrace acquisition was $73.5 million. The purchased in-process research and development expenses were determined through established valuation techniques in the technology communications industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the products from the acquired company to technological feasibility did not have a material impact on our results of operations or cash flows. The WavTrace acquisition resulted in goodwill of $53.9 million.

      In May 2001, we purchased Exigent International, Inc. (“Exigent”), a software and service provider for satellite command and control, telecommunications and information technology, primarily for government markets. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations of Exigent have been included in the Consolidated Statement of

NOTES TO FINANCIAL STATEMENTS — (Continued)

Income since the date of acquisition. The purchase price of Exigent was $34.7 million, which is calculated as follows:

(In millions)

Cash consideration paid to former Exigent shareholders	$23.0
Acquisition costs	0.6
Assumed liabilities	12.5
Less cash acquired	(1.4)

$34.7

      Exigent is being operated within our Government Communications Systems segment.

      The amount of consideration to the former shareholders and option holders of Exigent was determined by arm’s-length negotiation between the parties and was paid out of interest-bearing cash and cash equivalents. The Exigent acquisition resulted in goodwill of $19.7 million and other identifiable intangible assets of $4.1 million. The other identifiable intangible assets are being amortized on a straight-line basis over periods between four and eight years.

      The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if WavTrace and Exigent had been acquired as of the beginning of the periods presented, after including the impact of adjustments such as: amortization of intangibles, decreased interest income from the use of cash and cash equivalents, compensation expense from converted options and the related income tax effects.

	2001	2000

	(In millions, except per
	share amounts)
Revenue from product sales and services	$1,987.8	$1,844.6
Income (loss) from continuing operations	$9.0	$(13.4)
Income (loss) from continuing operations per common share—diluted	$.13	$(.18)

      The pro forma results are not necessarily indicative of what actually would have occurred had we acquired WavTrace and Exigent for the entire periods presented. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

      In January 2000, we purchased Louth Automation (“Louth”), a leading supplier of advanced automation systems for radio and television broadcasters. On June 30, 2000, which was in fiscal 2000, we purchased the assets of TRT Lucent Technologies’ point-to-point microwave radio business (“TRT”). On June 30, 2001, which was in fiscal 2002, we purchased the assets of Hirschmann Multimedia Communications Network (“Hirschmann”). These acquisitions have been accounted for under the purchase method of accounting and, accordingly, the results of operations of these acquired entities have been included in the Consolidated Statement of Income since the date of acquisition. Pro forma results of operations have not been presented because the effect of these acquisitions was not material. We paid cash in the net amount of approximately $90 million for Louth, $23 million for TRT and $8.6 million for Hirschmann. The amount allocated to purchased in-process research and development in the Louth acquisition was $10.7 million. The purchased in-process research and development expenses were determined through established valuation techniques in the communications technology industry and were expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the products from the acquired company to technological feasibility are not expected to have a material impact on our future results of operations or cash flows. The Louth acquisition resulted in goodwill of $81.0 million. The TRT acquisition resulted in goodwill of $19.0 million and other identifiable intangible assets of $7.3 million. The other identifiable intangible assets are being amortized on a straight-line basis over fifteen years. The Hirschmann acquisition resulted in goodwill of $7.6 million. The final determination and allocation of the purchase price and goodwill for the Hirschmann acquisition has not been completed and the amounts are subject to change. We expect to finalize this allocation in the first quarter of fiscal 2003.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Louth and Hirschmann are being operated within our Broadcast Communications segment, and TRT is being operated within our Microwave Communications segment.

JOINT VENTURES

      We have investments in joint ventures (less than 50% owned), which are accounted for using the equity method of accounting. Condensed balance sheets as of June 28, 2002 and June 29, 2001, and condensed statements of income for fiscal years 2002, 2001 and 2000 for these joint ventures follows. In June of 2001, we sold our minority interest in our GE-Harris Railway Electronics, LLC joint venture for $50.0 million cash, which resulted in a pretax gain of $33.4 million. In August 2001, we sold our minority interest in our GE Harris Energy Controls Systems, LLC joint venture for $23.0 million cash, which resulted in a pretax gain of $10.3 million.

Condensed Balance Sheets of Joint Ventures

	2002	2001

	(In millions)
Assets
Current assets	$10.7	$73.6
Non-current assets	25.7	48.5

	$36.4	$122.1

Liabilities and Shareholders’ Equity
Current liabilities	$25.7	$86.3
Non-current liabilities	18.5	35.2
Shareholders’ equity	(7.8)	0.6

	$36.4	$122.1

Condensed Statements of Income of Joint Ventures

	2002	2001	2000

	(In millions)
Revenue	$9.5	$100.9	$252.4
Costs and expenses	(9.0)	(117.4)	(256.7)

Income (loss) before income taxes	0.5	(16.5)	(4.3)
Income taxes	—	(0.5)	(4.6)

Net income (loss)	$0.5	$(17.0)	$(8.9)

      We have guaranteed up to $19.6 million in borrowings of LiveTV, LLC, a joint venture in which we hold a 49 percent ownership of the voting interest. The amount of borrowings outstanding as of June 28, 2002 for which we were guarantor was approximately $16.8 million.

RECEIVABLES

      Receivables are summarized below:

	2002	2001

	(In millions)
Accounts receivable	$383.7	$443.5
Notes receivable due within one year — net	13.3	31.0

	397.0	474.5
Less allowances for collection losses	(16.7)	(22.9)

	$380.3	$451.6

NOTES TO FINANCIAL STATEMENTS — (Continued)

INVENTORIES AND UNBILLED COSTS

      Inventories are summarized below:

	2002	2001

	(In millions)
Finished products	$42.9	$52.9
Work in process	28.2	25.8
Raw materials and supplies	162.1	189.0

	$233.2	$267.7

      Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $217.8 million at June 28, 2002 and $193.8 million at June 29, 2001.

PLANT AND EQUIPMENT

      Plant and equipment are summarized below:

	2002	2001

	(In millions)
Land	$12.3	$12.3
Buildings	274.2	273.1
Machinery and equipment	563.2	566.4

	849.7	851.8
Less allowances for depreciation	(579.1)	(569.9)

	$270.6	$281.9

GOODWILL AND OTHER INTANGIBLE ASSETS

      Changes in the carrying amount of goodwill for the fiscal year ended June 28, 2002, by business segment, are as follows:

	Government
	Communications	RF	Microwave	Network	Broadcast
	Systems	Communications	Communications	Support	Communications	Other	Total

	(In millions)
Balance as of June 29, 2001	$24.7	$6.0	$67.7	$13.4	$92.6	$10.7	$215.1
Goodwill related to operations that were sold during the period	(3.3)	—	—	—	—	(10.7)	(14.0)
Goodwill acquired during the period	—	—	—	0.4	7.6	—	8.0
Other (including translation and true-ups of previously estimated purchase price allocations)	(0.3)	—	2.8	—	3.6	—	6.1

Balance as of June 28, 2002	$21.1	$6.0	$70.5	$13.8	$103.8	$—	$215.2

      We have other identifiable intangible assets related primarily to technology acquired through acquisition. These other identifiable intangible assets included in “Other assets” on the Consolidated Balance Sheet were $12.6 million at June 28, 2002 and $11.6 million at June 29, 2001. Accumulated amortization related to other identifiable intangibles was $4.0 million at June 28, 2002 and $2.3 million at June 29, 2001. Our other identifiable intangible assets are being amortized over their useful economic lives, which range from five years to 17 years. The weighted average useful life of our other identifiable intangible assets is 12.0 years. Amortization expense related to other identifiable intangible assets was $1.7 million in fiscal 2002, $0.8 million in fiscal 2001 and $0.2 million in fiscal 2000. The estimated amortization expense for the five fiscal years following fiscal 2002 are: $1.9 million in fiscal 2003, $1.9 million in fiscal 2004, $1.8 million in fiscal 2005, $1.2 million in fiscal 2006, $1.1 million in fiscal 2007 and $4.7 million thereafter.

NOTES TO FINANCIAL STATEMENTS — (Continued)

CREDIT ARRANGEMENTS

      We have available committed syndicated credit facilities with various banks that provide for borrowings up to $325.5 million. The credit facilities consist of a $212.5 million 3-Year Credit Agreement, which expires in May of 2004, and a $113 million 364-Day Credit Agreement that expires in May of 2003. Interest rates on borrowings under these facilities and related fees are determined by a pricing matrix based upon our long-term debt rating assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. The availability of these facilities is not contingent upon our debt rating. We are not required to maintain compensating balances in connection with these agreements. At June 28, 2002 no amounts were borrowed under our credit facilities, however, availability of borrowings under these facilities are required in order for us to be eligible to issue commercial paper. The financial covenants contained in these facilities include, among others, maintenance of consolidated tangible net worth of not less than $777 million (which amount was initially $700 million and is subject to further increase), maintenance of a total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio of not more than 3.0 and a limit on total debt to $800 million. These credit facilities also include negative covenants (i) limiting the creation of liens or other encumbrances, (ii) limiting certain sale and leaseback transactions and (iii) limiting certain sales or other dispositions of assets other than in the ordinary course of business. In addition, these facilities include certain provisions for acceleration of maturity in the case of a (a) “cross default” with other indebtedness in an amount in excess of $25 million, (b) final uninsured judgment in excess of $25 million which remains unpaid or discharged or (c) change of control, including if a person or group of persons acquires more than 25 percent of our voting stock.

      We also have an effective shelf registration filed with the Securities and Exchange Commission, which provides for the issuance of debt securities of up to $500 million.

      We also have lines of credit for short-term financing aggregating $79.2 million from various U.S. and foreign banks, of which $54.6 million was available on June 28, 2002. These arrangements provide for borrowing at various interest rates, are reviewed annually for renewal, and may be used on such terms as mutually agreed to by the banks and us. These lines do not require compensating balances.

SHORT-TERM DEBT

      Short-term debt of $24.6 million at June 28, 2002 and $33.2 million at June 29, 2001 is entirely made up of notes payable to banks in both years. Bank notes with Brazilian banks amounted to $11.4 million at June 28, 2002 with a weighted-average interest rate of 19.2 percent and $10.0 million at June 29, 2001 with a weighted-average interest rate of 18.9 percent. The weighted-average interest rate for bank notes other than those with Brazilian banks was 4.3 percent at June 28, 2002 and 4.9 percent at June 29, 2001.

LONG-TERM DEBT

      Long-term debt includes the following:

	2002	2001

	(In millions)
6.38% notes payable to banks due fiscal 2003	$30.5	$30.5
6.35% debentures, due fiscal 2028	150.0	150.0
7% debentures, due fiscal 2026	100.0	100.0
6.65% debentures, due fiscal 2007	1.4	100.0
Other	1.1	3.9

	$283.0	$384.4

      The weighted-average interest rate for other long-term debt to banks was 3.0 percent at June 28, 2002 and 8.4 percent at June 29, 2001. Maturities of long-term debt for the five years following fiscal 2002 are: $31.8 million in fiscal 2003, $0.9 million in fiscal 2004, $0.2 million in fiscal 2005, none in fiscal 2006 and $1.4 million in fiscal 2007.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      We expect to refinance the 6.38% notes payable to bank, which are due in fiscal 2003. It is our intent to maintain this debt for longer than one year. Thus, this amount has not been classified in current liabilities and remains in long-term debt on the balance sheet.

PREFERRED STOCK PURCHASE RIGHTS

      On December 6, 1996, we declared a dividend of one preferred share purchase right for each outstanding share of Common Stock. These rights, which expire on December 6, 2006, are evidenced by the Common Stock share certificates, trade with the Common Stock until they become exercisable, and entitle the holder to purchase one two-hundredth of a share of Participating Preferred Stock for $125, subject to adjustment. The rights are not exercisable until the earlier of 10 business days (or such later date fixed by the Board) after a party commences a tender or exchange offer to acquire a beneficial interest of at least 15 percent of our outstanding Common Stock, or the first date of public announcement by us that a person has acquired a beneficial interest of at least 15 percent of our outstanding Common Stock, or such later date fixed by our Board of Directors.

      Upon the first date of public announcement by us that a person has acquired a beneficial interest of at least 15 percent of our outstanding Common Stock, or such later date fixed by our Board of Directors, each right (other than rights beneficially owned by an acquiring person or any affiliate or associate thereof) would entitle the holder to purchase shares of our Common Stock having a market value equal to twice the exercise price of the right. In addition, each right (other than rights beneficially owned by an acquiring person or any affiliate or associate thereof) would entitle the rightholder to exercise the right and receive shares of common stock of the acquiring company, upon a merger or other business combination, having a market value of twice the exercise price of the right.

      Under certain circumstances after the rights become exercisable, the Board of Directors may elect to exchange all of the then outstanding rights for shares of Common Stock at an exchange ratio of one share of Common Stock per right, subject to adjustment. The rights have no voting privileges and may be redeemed by the Board of Directors at a price of $.01 per right at any time prior to the acquisition of a beneficial ownership of 15 percent of the outstanding Common Stock.

STOCK OPTIONS AND AWARDS

      The following information relates to stock option and incentive stock awards. Option prices are 100 percent of market value on the date the options are granted. Option grants are for a maximum of 10 years after dates of grant and may be exercised in installments.

      In accordance with APB Opinion No. 25, we use the intrinsic-value method of accounting for stock option awards granted to employees and, accordingly, do not recognize compensation expense for our stock option awards to employees in the Consolidated Statement of Income. This footnote includes pro forma information on the impact of the fair-value method of accounting for stock options.

NOTES TO FINANCIAL STATEMENTS — (Continued)

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Stock options outstanding at the beginning of the year	3,440,736	$27.16	2,282,541	$29.65	2,179,523	$34.88
Stock options forfeited	(148,226)	$27.59	(407,207)	$27.78	(794,528)	$32.76
Stock options expired	(2,379)	$34.76	(1,749)	$41.60	(30,444)	$44.61
Stock options granted	1,140,258	$30.81	1,650,860	$23.61	771,498	$27.27
Increase in options from the Lanier Worldwide, Inc. spin-off	—	—	—	—	237,589	$29.85
Stock options exercised	(726,728)	$23.35	(83,709)	$21.85	(81,097)	$24.70

Stock options outstanding at the end of the year	3,703,661	$29.01	3,440,736	$27.16	2,282,541	$29.65

Stock options exercisable at the end of the year	1,712,486	$30.16	1,493,718	$30.54	1,205,283	$31.60

      Price ranges of outstanding and exercisable options at June 28, 2002 are summarized below:

	Outstanding Options			Exercisable Options

Range of	Number of	Average Remaining	Weighted Average	Number of	Weighted Average
Exercise Prices	Options	Life (Years)	Exercise Price	Options	Exercise Price

$ 2.63 — $25.31	1,232,155	7.73	$23.62	566,939	$24.45
$26.03 — $33.22	1,866,640	7.71	$29.58	745,835	$29.58
$33.50 — $48.66	604,866	5.26	$38.21	399,712	$39.33

      Presented below is pro forma information regarding net income and net income per share. It has been determined as if we had accounted for stock options using the fair value method of accounting for stock options. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000

Expected dividend yield	0.5%	0.5%	0.5%
Expected stock price volatility	35.0%	36.3%	36.3%
Risk-free interest rate	3.7%	5.8%	6.0%
Expected life (years)	4	4	4

      For purposes of pro forma disclosure, the estimated fair value of options is amortized to expense over their three-year vesting period. Under the fair value method, our net income and net income per share would have been reduced by the following amounts:

	2002	2001	2000

	(In millions, except
	per share amounts)
Net income	$6.6	$5.9	$5.0
Basic net income per share	$.10	$.09	$.07
Diluted net income per share	$.10	$.09	$.07

      The weighted average fair value of options at their grant date during fiscal 2002, fiscal 2001 and fiscal 2000, where the exercise price equaled the market price on the grant date, were $9.66, $9.41 and $8.95, respectively.

      We have stock incentive plans for directors and employees. Awards under these plans may include the grant of performance shares, restricted stock, stock options, stock appreciation rights or other stock-based awards. Performance shares outstanding under the stock incentive plan were 167,000 at June 28, 2002, 139,342 at June 29, 2001 and 209,716 at June 30, 2000. Shares of Common Stock reserved for future

NOTES TO FINANCIAL STATEMENTS — (Continued)

awards under the stock incentive plan were 8,503,111 at June 28, 2002, 9,534,413 at June 29, 2001 and 3,242,441 at June 30, 2000.

      The weighted average fair values of performance shares at their grant date during fiscal 2002, fiscal 2001 and fiscal 2000, were $29.80, $27.83 and $26.77, respectively.

      Total compensation income (expense) recognized from performance shares was $3.6 million in fiscal 2002, ($1.1) million in fiscal 2001 and $3.6 million in fiscal 2000.

      Under our domestic retirement plan, employees may purchase a limited amount of our Common Stock at 70 percent of current market value. The discounts from fair market value on Common Stock purchased by employees under the domestic retirement plans are charged to compensation expense in the period of the related purchase. Shares of Common Stock reserved for future purchases by the retirement plan were 2,172,688 at June 28, 2002.

NET INCOME PER SHARE

      Average outstanding shares used in the computation of net income per share are summarized below:

	2002	2001	2000

	(In millions)
Basic:
Weighted average shares outstanding	66.1	66.8	73.5
Contingently issuable shares	(0.2)	(0.2)	(0.3)

	65.9	66.6	73.2

Diluted:
Weighted average shares outstanding	66.1	66.8	73.5
Dilutive stock options	0.4	0.4	0.2
Contingently issuable shares	(0.2)	(0.2)	(0.3)

	66.3	67.0	73.4

RETIREMENT PLANS

      Retirement plan expense from continuing operations amounted to $46.1 million in fiscal 2002, $30.9 million in fiscal 2001 and $37.4 million in fiscal 2000.

RESEARCH AND DEVELOPMENT

      Company-sponsored research and product development costs from continuing operations are expensed as incurred. These costs were $103.9 million in fiscal 2002, $113.8 million in fiscal 2001 and $99.9 million in fiscal 2000.

      Customer-sponsored research and development costs are incurred pursuant to long-term contractual arrangements and are accounted for principally by the percentage-of-completion method. Customer-sponsored research and development costs incurred under government-sponsored contracts require us to provide a product or service meeting certain defined performance or other specifications (such as designs). Customer-sponsored research and development costs were $412.3 million in fiscal 2002, $372.5 million in fiscal 2001 and $379.8 million in fiscal 2000.

INTEREST EXPENSE

      Total interest from continuing operations was $26.7 million in fiscal 2002, $34.8 million in fiscal 2001 and $25.2 million in fiscal 2000. Interest attributable to funds used to finance major long-term construction projects can be capitalized as an additional cost of the related asset. No interest was capitalized in fiscal 2002, fiscal 2001 or fiscal 2000. Interest paid was $29.4 million in fiscal 2002, $35.3 million in fiscal 2001 and $25.5 million in fiscal 2000.

NOTES TO FINANCIAL STATEMENTS — (Continued)

LEASE COMMITMENTS

      Total rental expense from continuing operations amounted to $22.3 million in fiscal 2002, $20.9 million in fiscal 2001 and $21.7 million in fiscal 2000. Future minimum rental commitments under leases, primarily for land and buildings, amounted to approximately $69.7 million at June 28, 2002. These commitments for the years following fiscal 2002 are: fiscal 2003 — $19.1 million; fiscal 2004 — $14.3 million; fiscal 2005 — $11.8 million; fiscal 2006 — $8.8 million; fiscal 2007 — $6.7 million; and $9.0 million, thereafter.

DERIVATIVES INSTRUMENTS AND HEDGING ACTIVITY

      Foreign Exchange and Currency: We use foreign exchange contracts and options to hedge both balance sheet and future foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers and intercompany loans. We believe the use of foreign currency financial instruments should reduce the risks, which arise from doing business in international markets. At June 28, 2002, we had open foreign exchange contracts with a notional amount of $83.5 million, of which $44.8 million were classified as cash flow hedges and $38.7 million were classified as fair value hedges. This compares to total foreign exchange contracts with a notional amount of $43.0 million as of June 29, 2001, of which $6.3 million were classified as cash flow hedges and $36.7 million were classified as fair value hedges. At June 28, 2002, contract expiration dates range from less than one month to three years with a weighted average contract life of 0.5 years.

      More specifically, the foreign exchange contracts classified as cash flow hedges are primarily being used to hedge currency exposures from cash flows anticipated from the United Kingdom Bowman Programme in our RF Communications segment. This contract for our tactical radio products was awarded in the second quarter of fiscal 2002. Under the contract, the customer pays in Pounds Sterling (“GBP”). We also have payments to local suppliers in GBP on this program. We have hedged the forecasted sales and vendor payments denominated in GBP to maintain our anticipated profit margin in U.S. dollars. As of June 28, 2002, we estimated that a pretax loss of $1.8 million would be reclassified into earnings from comprehensive income within the next three years related to these transactions. The net gain or loss included in our earnings in fiscal 2002 and 2001 representing the amount of fair value and cash flow hedges’ ineffectiveness was $0.7 million and $1.1 million, respectively. No amounts were recognized in our earnings in fiscal 2002 and 2001 related to the component of the derivatives instruments’ gain or loss excluded from the assessment of hedge effectiveness. In addition, no amounts were recognized in our earnings in fiscal 2002 and 2001 related to hedged firm commitments that no longer qualify as fair value hedges. All of these derivatives were recorded at their fair value on the balance sheet in accordance with Statement 133.

      Marketable Securities: We utilize option contracts in the form of cashless collars to hedge anticipated cash flows from the sale of marketable securities. Contracts are generally one year or less. At June 28, 2002, we had open option contracts for 175,000 shares of Intersil Corporation stock at a weighted average strike price of $32.26, which compares to 850,000 shares at a weighted average strike price of $32.35 as of June 29, 2001. All of these collars were classified as cash flow hedges and recorded at their fair value on the balance sheet in accordance with Statement 133. The fair market value of these collars reflected in the caption “Other assets” in our Consolidated Balance Sheet at June 28, 2002 was $1.9 million. The fair market value of these collars reflected in the caption “Other accrued items” in our Consolidated Balance Sheet at June 29, 2001 was $1.8 million.

NOTES TO FINANCIAL STATEMENTS — (Continued)

NON-OPERATING INCOME

      The components of non-operating income are as follows:

	2002	2001	2000

	(In millions)
Gains from the sale of securities available for sale	$64.2	$102.5	$49.6
Write-downs of securities available for sale for other than temporary decreases in market value	(3.7)	(20.1)	—
Gain on the sale of GE-Harris Railway Electronics, LLC	—	33.4	—
Gain on the sale of GE Harris Energy Control Systems, LLC	10.3	—	—
Write-down of investment interest in Terion, Inc.	(10.0)	—	—
Royalty income (expense)	(4.3)	(0.1)	9.5
Equity income (loss)	7.3	(9.5)	(7.5)
Investments in marketing and technology projects and other items	(22.8)	(26.2)	(3.4)

	$41.0	$80.0	$48.2

INCOME TAXES

      The provisions for income taxes from continuing operations are summarized as follows:

	2002	2001	2000

	(In millions)
Current:
United States	$33.2	$34.6	$9.7
International	6.1	4.6	25.4
State and local	(9.1)	3.4	(2.3)

	30.2	42.6	32.8

Deferred:
United States	14.9	3.9	(0.2)
International	(4.6)	5.4	(21.2)
State and local	2.0	(0.9)	2.1

	12.3	8.4	(19.3)

	$42.5	$51.0	$13.5

      The components of deferred income tax assets (liabilities) are as follows:

	2002		2001

	Current	Non-Current	Current	Non-Current

	(In millions)
Inventory valuations	$18.4	$—	$17.9	$—
Accruals	66.2	(10.2)	79.6	(24.0)
Depreciation	—	(22.8)	—	(24.2)
Domestic tax loss carryforwards	—	18.5	—	22.1
International tax loss and credit carryforwards	—	22.1	—	17.8
International research and development expense deferrals	—	15.7	—	9.1
Unrealized gains on securities	(7.6)	—	(39.4)	—
All other — net	5.5	9.0	12.2	18.7

	82.5	32.3	70.3	19.5
Valuation Allowance	(0.2)	(6.3)	—	—

	$82.3	$26.0	$70.3	$19.5

NOTES TO FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the statutory United States income tax rate to the effective income tax rate follows:

	2002	2001	2000

Statutory U.S. income tax rate	35.0%	35.0%	35.0%
State taxes	(3.7)	2.2	(0.7)
International income	3.7	3.4	(1.7)
Tax benefits related to export sales	(1.3)	(2.7)	(7.0)
Non-deductible amortization	—	4.8	5.1
Purchased in-process research and development	—	35.5	—
Stock sales	—	(9.7)	—
Other items	0.3	1.9	4.3

Effective income tax rate	34.0%	70.4%	35.0%

      United States income taxes have not been provided on $377.2 million of undistributed earnings of international subsidiaries because of our intention to reinvest these earnings. The determination of unrecognized deferred U.S. tax liability for the undistributed earnings of international subsidiaries is not practicable.

      Tax loss and credit carryforwards have expiration dates ranging between 2 and 20 years.

      Pretax income from continuing operations of international subsidiaries was $1.2 million in fiscal 2002, $4.5 million in fiscal 2001 and $1.0 million in fiscal 2000.

      Income taxes paid were $20.7 million in fiscal 2002, $33.7 million in fiscal 2001 and $47.4 million in fiscal 2000.

      The state income tax benefit for fiscal 2002 relates principally to the favorable resolution of certain outstanding state tax liabilities, for which we had previously provided.

      During fiscal 2002, a valuation allowance of $6.5 million was established for financial reporting purposes, to offset certain domestic and foreign deferred tax assets due to uncertainty regarding our ability to realize them in the future.

BUSINESS SEGMENTS

      We are structured primarily around the markets we serve and operate in five business segments — Government Communications Systems, RF Communications, Microwave Communications, Network Support and Broadcast Communications. Our Government Communications Systems segment engages in advanced research and develops, designs and produces advanced communication and information processing systems. Our RF Communications segment performs advance research and develops, designs, manufactures and sells tactical radio products and provides services related to tactical radio products. Our Microwave Communications segment designs, manufactures and sells microwave radio products and provides services related to microwave radio products. Our Network Support segment designs, manufactures and sells telephone test equipment and systems; develops, designs, produces and sells network management systems; and provides services related to these products and systems. Our Broadcast Communications segment designs, manufactures and sells television and radio transmission products; develops, designs, produces and sells automation and control systems and studio products; and provides services related to these products and systems.

      Our products and systems are produced principally in the United States with international revenues derived primarily from exports. No revenues earned from any individual foreign country exceeded 3 percent of our total revenue during fiscal 2002, fiscal 2001 or fiscal 2000.

      The accounting policies of the operating segments are the same as those described in the “Significant Accounting Policies” footnote. We evaluate performance based on income or loss before income taxes excluding interest income and expense, equity income, goodwill amortization and gains or losses from securities and other investments. Intersegment sales, which are insignificant, are accounted for at prices

NOTES TO FINANCIAL STATEMENTS — (Continued)

comparable to unaffiliated customers. “Corporate eliminations” below represent the elimination of intersegment sales.

      Sales made to the U.S. Government by all segments (primarily our Government Communications Systems segment and to a lesser extent our RF Communications segment) as a percent of total revenues from continuing operations were 54.0 percent in fiscal 2002, 41.8 percent in fiscal 2001 and 40.6 percent in fiscal 2000.

      Selected information by business segment and geographical area is summarized below:

	2002	2001	2000

	(In millions)
Total Assets
Government Communications Systems	$401.1	$413.7	$402.8
RF Communications	119.4	115.0	109.9
Microwave Communications	457.4	540.6	360.9
Network Support	91.1	123.1	135.1
Broadcast Communications	336.0	321.9	262.1
Headquarters	453.5	445.6	1,056.1

	$1,858.5	$1,959.9	$2,326.9

Capital Expenditures
Government Communications Systems	$26.3	$25.4	$19.1
RF Communications	6.9	4.5	3.4
Microwave Communications	3.7	12.0	21.7
Network Support	0.4	2.7	5.4
Broadcast Communications	4.9	3.6	20.5
Headquarters	3.7	7.0	11.2

	$45.9	$55.2	$81.3

Depreciation and Amortization
Government Communications Systems	$22.5	$24.3	$22.9
RF Communications	3.9	4.2	4.8
Microwave Communications	10.3	10.4	10.8
Network Support	1.8	3.0	7.2
Broadcast Communications	5.9	6.3	5.1
Amortization of goodwill	—	22.2	10.5
Headquarters	10.7	9.3	7.3

	$55.1	$79.7	$68.6

Geographical Information
U.S. operations:
Revenue	$1,644.2	$1,609.4	$1,549.8
Long-lived assets	$617.6	$652.5	$581.6
International operations:
Revenue	$231.6	$345.7	$257.6
Long-lived assets	$87.4	$85.4	$116.3

      Corporate assets consist primarily of cash, marketable securities, plant and equipment, joint ventures, strategic investments and net assets of discontinued operations.

      Export sales were $185.1 million in fiscal 2002, $227.1 million in fiscal 2001 and $229.7 million in fiscal 2000. Export sales and net sales of international operations were principally to Europe, Asia and Latin America.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Revenue and income before income taxes by segment follows:

Revenue (continuing operations)

	2002	2001	2000

	(In millions)
Government Communications Systems	$924.4	$848.3	$815.9
RF Communications	258.3	223.1	220.4
Microwave Communications	288.9	430.0	309.4
Network Support	57.2	122.0	211.6
Broadcast Communications	355.1	336.7	257.7
Corporate eliminations	(8.1)	(5.0)	(7.6)

	$1,875.8	$1,955.1	$1,807.4

Income Before Income Taxes (continuing operations)

	2002(2)	2001(3)	2000(4)

	(In millions)
Government Communications Systems	$85.5	$70.9	$58.1
RF Communications	51.6	32.5	27.3
Microwave Communications	(17.4)	(58.8)	9.1
Network Support	(10.3)	(0.6)	(67.1)
Broadcast Communications	37.2	35.0	7.9
Headquarters expense	(49.1)	(42.9)	(36.7)
Non-operating income(1)	41.0	80.0	48.2
Amortization of goodwill	—	(22.2)	(10.5)
Net interest	(13.4)	(21.5)	2.2

	$125.1	$72.4	$38.5

(1)	“Non-operating income” includes equity income, royalties, gains and losses from the sale of securities available for sale, write-downs of securities available for sale and other investments made in marketing and technology projects. Additional information regarding non-operating income is set forth in the “Non-Operating Income” footnote.

(2)	Fiscal 2002 Non-operating income includes a $10.3 million gain from the sale of our minority interest in our GE Harris Energy Control Systems, LLC joint venture, a $10.0 million write-down of our investment interest in Terion, Inc. and a $3.7 million write-down of marketable securities.

(3)	Fiscal 2001 Microwave Communications segment’s income before income taxes includes a $73.5 million write-off of purchased in-process research and development. Non-operating income includes a $33.4 million gain from the sale of our minority interest in our GE-Harris Railway Electronics, LLC joint venture and a $20.1 million write-down of marketable securities.

(4)	Fiscal 2000 Network Support segment’s income before income taxes includes restructuring expense of $41.0 million. Broadcast Communications segment’s income before income taxes includes a $10.7 million write-off of purchased in-process research and development.

SUBSEQUENT EVENT

      On August 26, 2002, we completed the private placement of $150 million of our 3.5% Convertible Debentures due 2022. The debentures initially carry an annual interest rate of 3.5 percent. The Convertible Debentures offering was made only to qualified institutional buyers under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and outside the United States pursuant to Regulation S under the Securities Act. The interest rate on the convertible debentures will be reset, within a specified range, in 2007, 2012 and 2017. These debentures are unsecured obligations convertible into shares of our common stock at an initial conversion price of $45.25 per share, subject to adjustment, under any of the following circumstances: (i) during any calendar quarter if the closing sale price of our common stock, for

NOTES TO FINANCIAL STATEMENTS — (Continued)

at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the previous calendar quarter, is more than 110 percent of the applicable conversion price per share of our common stock on such last trading day, (ii) if we have called the debentures for redemption, (iii) upon the occurrence of specified credit rating events with respect to the debentures or (iv) upon the occurrence of specified corporate transactions. The debentures were issued at 100 percent of the principal amount, less a discount of 2.5 percent to the initial purchasers. We may redeem the debentures commencing August 2007 at 100 percent of the principal amount plus accrued interest, if any. Holders may require us to repurchase the debentures, in whole or in part, on specified dates in 2007, 2012 and 2017 or upon the occurrence of certain other events at 100 percent of the principal amount plus accrued interest, if any.

NOTES TO FINANCIAL STATEMENTS — (Continued)

QUARTERLY FINANCIAL DATA (UNAUDITED)

      Selected quarterly financial data is summarized below.

	Quarters Ended
					Total
	9-28-01(1)	12-28-01(2)	3-29-02	6-28-02	Year

	(In millions, except per share amounts)
Fiscal 2002
Revenue	$443.4	$451.5	$483.3	$497.6	$1,875.8
Gross profit	112.6	117.7	129.0	138.4	497.7
Income before income taxes	25.9	24.8	34.1	40.3	125.1
Net income	17.1	16.4	22.5	26.6	82.6
Per share data:
Basic net income	.26	.25	.34	.40	1.25
Diluted net income	.26	.25	.34	.40	1.25
Cash dividends	.05	.05	.05	.05	.20
Stock prices — high	33.20	37.00	38.00	38.70
low	25.40	27.90	29.69	33.85

	Quarters Ended
					Total
	9-29-00(3)	12-29-00	3-30-01	6-29-01(4)	Year

	(In millions, except per share amounts)
Fiscal 2001
Revenue	$460.4	$486.9	$479.3	$528.5	$1,955.1
Gross profit	124.8	124.4	126.7	148.1	524.0
Income (loss) before income taxes	(13.9)	24.6	17.0	44.7	72.4
Net income (loss)	(34.8)	16.0	11.1	29.1	21.4
Per share data:
Basic net income (loss)	(.51)	.24	.17	.44	.32
Diluted net income (loss)	(.51)	.24	.17	.44	.32
Cash dividends	.05	.05	.05	.05	.20
Stock prices — high	37.88	33.25	31.50	32.20
low	24.75	20.75	22.38	20.80

(1)	Income before income taxes includes a $10.3 million ($6.8 million after tax) gain from the sale of our minority interest in our GE Harris Energy Control Systems, LLC joint venture.

(2)	Income before income taxes includes a $10.0 million ($6.6 million after tax) write-down of our investment interest in Terion, Inc. and a $3.3 million ($2.2 million after tax) write-down of marketable securities.

(3)	Income before income taxes includes $73.5 million ($73.5 million after tax) write-off of purchased in-process research and development.

(4)	Income before income taxes includes a $33.4 million ($21.7 million after tax) gain from the sale of our minority interest in our GE-Harris Railway Electronics, LLC joint venture and a $20.1 million ($13.1 million after tax) write-down of marketable securities.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

HARRIS CORPORATION AND SUBSIDIARIES

(in thousands)

Col. A	Col. B	Col. C		Col. D		Col. E

		Additions

		(1)	(2)
	Balance at	Charged to	Charged to
	Beginning	Costs and	Other Accounts	Deductions—		Balance at
Description	of Period	Expenses	Describe	Describe		End of Period

Year ended June 28, 2002:				$(459	)(A)
Amounts Deducted From				12,286	(B)
Respective Asset Accounts				347	(D)

Allowances for collection losses	$22,863	$5,981	$—	$12,174		$16,670

Year ended June 29, 2001:				$78	(A)
Amounts Deducted From				10,976	(B)
Respective Asset Accounts				(239	)(C)

Allowances for collection losses	$30,675	$3,003	$—	$10,815		$22,863

Year ended June 30, 2000:				$46	(A)
Amounts Deducted From				4,882	(B)
Respective Asset Accounts				(1,082	)(C)

Allowances for collection losses	$21,899	$12,622	$—	$3,846		$30,675

Note A — Foreign currency translation gains and losses.

Note B — Uncollectible accounts charged off, less recoveries on accounts previously charged off.

Note C — Acquisitions

Note D — Divestitures