Form 10-Q
period 2002-09-27
HARRIS CORP /DE/
filed 2002-11-06
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form l0-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION l3 or l5(d) OF THE SECURITIES EXCHANGE ACT OF l934

For the quarterly period ended September 27, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number l-3863

HARRIS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	34-0276860

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

l025 West NASA Boulevard Melbourne, Florida	32919

(Address of principal executive offices)	(Zip Code)

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

Yes   X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes   X   No

The number of shares outstanding of the registrant’s common stock, as of November 4, 2002 was 66,432,190 shares.

HARRIS CORPORATION

FORM 10-Q

For the Quarter Ended September 27, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The following information for the quarters ended September 27, 2002 and September 28, 2001 has not been audited by independent accountants, but in the opinion of management reflects all adjustments (consisting only of normal, recurring items) necessary for a fair presentation of the results for the indicated periods. The results of operations for the quarter ended September 27, 2002 are not necessarily indicative of the results for the full fiscal year.

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)

	Quarter Ended

	September 27,	September 28,
	2002	2001

	(In millions, except per share amounts)

Revenue from product sales and services	$450.2	$443.4

Cost of product sales and services	(335.3)	(330.8)

Engineering, selling and administrative expenses	(96.8)	(99.6)

Non-operating income	16.2	17.9

Interest income	1.6	3.2

Interest expense	(5.7)	(8.2)

Income before income taxes	30.2	25.9

Income taxes	(10.3)	(8.8)

Net income	$19.9	$17.1

Net income per common share

Basic	$.30	$.26

Diluted	$.30	$.26

Cash dividends paid per common share	$.08	$.05

Average basic shares outstanding	66.2	65.7

Average diluted shares outstanding	66.6	66.0

See Notes to Condensed Consolidated Financial Statements

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	September 27,	June 28,
	2002	2002
	(unaudited)	(audited)

Assets

Current Assets

Cash and cash equivalents	$363.3	$226.2

Marketable securities	34.5	52.2

Receivables	366.8	380.3

Unbilled costs and accrued earnings on fixed-price contracts	175.6	178.6

Inventories	231.9	233.2

Current deferred income taxes	92.6	82.3

Income taxes receivable	—	0.7

Total current assets	1,264.7	1,153.5

Other Assets

Plant and equipment	267.1	270.6

Goodwill	221.5	215.2

Non-current notes receivable	32.8	30.9

Non-current deferred income taxes	23.8	26.0

Other assets	162.2	162.3

	707.4	705.0

	$1,972.1	$1,858.5

Liabilities and Shareholders’ Equity

Current Liabilities

Short-term debt	$13.7	$24.6

Accounts payable	99.8	99.2

Compensation and benefits	99.7	111.8

Other accrued items	104.0	106.6

Advance payments and unearned income	88.8	82.1

Income taxes payable	11.3	—

Current portion of long-term debt	1.1	1.3

Total current liabilities	418.4	425.6

Other Liabilities

Long-term debt	402.3	283.0

Shareholders’ Equity

Preferred Stock, without par value; 1,000,000 shares authorized; none issued	—	—

Common Stock, $1.00 par value; 250,000,000 shares authorized; issued and outstanding 66,410,088 shares at September 27, 2002 and 66,342,340 shares at June 28, 2002	66.4	66.3

Other capital	225.4	223.9

Retained earnings	886.2	871.7

Unearned compensation	(3.7)	(2.1)

Accumulated other comprehensive income (loss)	(22.9)	(9.9)

Total shareholders’ equity	1,151.4	1,149.9

	$1,972.1	$1,858.5

See Notes to Condensed Consolidated Financial Statements

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Quarter Ended

(In millions)	September 27,	September 28,
	2002	2001

Operating Activities

Net income	$19.9	$17.1

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	13.5	13.6

Non-current deferred income tax	2.2	3.1

Gain on the sale of securities available for sale	(4.4)	(16.7)

Gain on the sale of LiveTV, LLC	(18.8)	—

Gain on the sale of GE Harris Energy Systems, LLC	—	(10.3)

(Increase) decrease in:

Accounts and notes receivable	11.6	43.7

Unbilled costs and inventories	4.3	(16.3)

Increase (decrease) in:

Accounts payable and accrued expenses	(14.1)	(50.4)

Advance payments and unearned income	6.7	3.9

Income taxes	8.5	1.4

Other	(3.6)	16.4

Net cash provided by operating activities	25.8	5.5

Investing Activities

Cash paid for acquired businesses	—	(8.6)

Additions of plant and equipment	(9.8)	(9.5)

Cash paid for strategic investments	(2.2)	(2.1)

Proceeds from the sale of securities available for sale	5.3	17.5

Proceeds from the sale of LiveTV, LLC	19.0	—

Proceeds from the sale of GE Harris Energy Systems, LLC	—	23.0

Net cash provided by investing activities	12.3	20.3

Financing Activities

Increase (decrease) in debt, net	103.5	(33.8)

Proceeds from sale of common stock	0.4	0.8

Cash dividends	(5.3)	(3.3)

Net cash provided by (used in) financing activities	98.6	(36.3)

Effect of exchange rate changes on cash and cash equivalents	0.4	0.3

Net increase (decrease) in cash and cash equivalents	137.1	(10.2)

Cash and cash equivalents at beginning of quarter	226.2	103.0

Cash and cash equivalents at end of quarter	$363.3	$92.8

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2002

Note A — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and changes in cash flows in conformity with accounting principles generally accepted in the United States. In the opinion of management, such financial statements reflect all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the quarter ended September 27, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information refer to the Consolidated Financial Statements and related Notes to Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2002 (“Fiscal 2002 Form 10-K”).

Note B — Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting for Retirement Obligations” (“Statement 143”). Statement 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. We have adopted the provisions of Statement 143 for fiscal 2003, which did not result in a material impact to our financial position.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”). Statement 144 supersedes Statement of Financial Accounting Standards No. 121, but retains its fundamental provisions for the (a) recognition and measurement of impairment of long-lived assets to be held and used, and (b) measurement of long-lived assets to be disposed of by sale. Statement 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 for segments of a business to be disposed of, but retains the requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. We have adopted the provisions of Statement 144 for fiscal 2003, which did not result in a material impact to our financial position.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“Statement 145”). Statement 145 updates, clarifies and simplifies existing accounting pronouncements. Statement 145 rescinds Statement of Financial Accounting Standards No. 4 (“Statement 4”), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses because Statement 4 has been rescinded. Statement 145 amends Statement of Financial Accounting Standards No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. Statement 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. We have adopted the provisions of Statement 145 for fiscal 2003, which did not result in a material impact to our financial position.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“Statement 146”). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“Issue 94-3”). The principal difference between Statement 146 and Issue 94-3 relates to Statement 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in Statement 146 is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, this Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. We are assessing whether or not the adoption of Statement 146 will have a material impact on our consolidated financial statements.

Note C — Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

Comprehensive income (loss) for the quarters ended September 27, 2002 and September 28, 2001 were $6.9 million and $(14.5) million, respectively.

The components of accumulated other comprehensive income (loss), net of related tax, at September 27, 2002 and June 28, 2002 are as follows:

(In millions)	September 27,	June 28,
	2002	2002

Net unrealized gains on securities available for sale	$2.3	$12.8

Foreign currency translation adjustments	(24.5)	(22.8)

Net unrealized gain (loss) on hedging activity	(0.7)	0.1

	$(22.9)	$(9.9)

Note D — Receivables

Receivables are summarized below:

(In millions)	September 27,	June 28,
	2002	2002

Accounts receivable	$369.3	$383.7

Notes receivable due within one year-net	13.3	13.3

	382.6	397.0

Less allowances for collection losses	(15.8)	(16.7)

	$366.8	$380.3

Note E — Inventories and Unbilled Costs

Inventories are summarized below:

(In millions)	September 27,	June 28,
	2002	2002

Finished products	$49.1	$42.9

Work in process	26.8	28.2

Raw materials and supplies	156.0	162.1

	$231.9	$233.2

Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $215.7 million at September 27, 2002 and $217.8 million at June 28, 2002.

Note F — Plant and Equipment

Plant and equipment are summarized below:

(In millions)	September 27,	June 28,
	2002	2002

Land	$12.3	$12.3

Buildings	275.5	274.2

Machinery and equipment	561.7	563.2

	849.5	849.7

Less allowances for depreciation	(582.4)	(579.1)

	$267.1	$270.6

Note G — Net Income Per Share

Average outstanding shares used in the computation of net income per share are as follows:

	Quarter Ended

(In millions)	September 27,	September 28,
	2002	2001

Basic:

Weighted average shares outstanding	66.4	65.9

Contingently issuable shares	(0.2)	(0.2)

	66.2	65.7

Diluted:

Weighted average shares outstanding	66.4	65.9

Dilutive stock options	0.4	0.3

Contingently issuable shares	(0.2)	(0.2)

	66.6	66.0

Note H — Non-Operating Income

The components of non-operating income are as follows:

	Quarter Ended

(In millions)	September 27,	September 28,
	2002	2001

Gains from the sale of securities available for sale	$5.1	$16.7

Write-downs of securities available for sale for other than temporary decreases in market value	(0.7)	—

Gain on the sale of LiveTV, LLC	18.8	—

Gain on the sale of GE Harris Energy Control Systems, LLC	—	10.3

Royalty income (expense)	(0.9)	(2.1)

Investments in marketing and technology projects and other items	(6.1)	(7.0)

	$16.2	$17.9

On September 27, 2002, we completed the sale of our minority ownership in our LiveTV, LLC (“LiveTV”) venture to JetBlue Airways Corporation (“JetBlue”). Pursuant to the Membership Interest Purchase Agreement entered into between us, the other owners of the equity of LiveTV and JetBlue, JetBlue acquired all of the equity interests in LiveTV. Under the terms of the agreement, JetBlue paid us $19 million cash for our interest in LiveTV. JetBlue also repaid approximately $40 million of LiveTV debt, roughly half of which was guaranteed by us. We recorded a gain of $18.8 million for this transaction.

Note I — Long-Term Debt

On August 26, 2002, we completed the private placement of $150 million of our 3.5% Convertible Debentures due 2022. The debentures initially carry an annual interest rate of 3.5 percent. The Convertible Debentures offering was made only to qualified institutional buyers under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and outside the United States pursuant to Regulation S under the Securities Act. The interest rate on the convertible debentures will be reset, within a specified range, in 2007, 2012 and 2017. These debentures are unsecured obligations convertible into shares of our common stock at an initial conversion price of $45.25 per share, subject to adjustment, under any of the following circumstances: (i) during any calendar quarter if the closing sale price of our common stock, for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the previous calendar quarter, is more than 110 percent of the applicable conversion price per share of our common stock on such last trading day, (ii) if we have called the debentures for redemption, (iii) upon the occurrence of specified credit rating events with respect to the debentures, or (iv) upon the occurrence of specified corporate transactions. The debentures were issued at 100 percent of the principal amount, less a discount of 2.5 percent to the initial purchasers. We may redeem the debentures commencing August 2007 at 100 percent of the principal amount plus accrued interest, if any. Holders may require us to repurchase the debentures, in whole or in part, on specified dates in 2007, 2012 and 2017 or upon the occurrence of certain other events at 100 percent of the principal amount plus accrued interest, if any. We incurred $4.7 million in debt issuance costs related to the issuance of the Convertible Debentures, which costs are being amortized on a straight-line basis over a five-year period and reflected as a portion of interest expense in the Condensed Consolidated Statement of Income.

Also, during the quarter ended September 27, 2002, we paid $30.5 million to retire our 6.38% notes due 2002.

Note J — Business Segments

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

The accounting policies of the operating segments are the same as those described in the “Significant Accounting Policies” footnote in our Fiscal 2002 Form 10-K. We evaluate each segment’s performance based on their “operating income,” which we define as their profit or loss from operations before income taxes excluding interest income and expense, equity income, goodwill amortization and gains or losses from securities and other investments. Intersegment sales, which are insignificant, are accounted for at prices comparable to unaffiliated customers. “Corporate eliminations” below represent the elimination of intersegment sales.

Total assets by business segment are summarized below:

(In millions)	September 27,	June 28,
	2002	2002

Total Assets

Government Communications Systems	$399.9	$401.1

RF Communications	119.5	119.4

Microwave Communications	436.1	457.4

Network Support	84.1	91.1

Broadcast Communications	352.4	336.0

Headquarters	580.1	453.5

	$1,972.1	$1,858.5

Segment revenue, segment operating income and a reconciliation of segment operating income to income before income taxes follows:

	Quarter Ended

(In millions)	September 27,	September 28,
	2002(2)	2001(3)

Revenue

Government Communications Systems	$252.0	$216.0

RF Communications	63.8	53.1

Microwave Communications	56.0	79.8

Network Support	13.2	13.4

Broadcast Communications	67.9	82.3

Corporate eliminations	(2.7)	(1.2)

Total Revenue	$450.2	$443.4

Income Before Income Taxes

Segment Operating Income (Loss):

Government Communications Systems	$23.7	$18.7

RF Communications	14.8	8.4

Microwave Communications	(7.3)	(5.4)

Network Support	(2.7)	(4.3)

Broadcast Communications	1.9	7.5

Headquarters expense	(12.3)	(11.9)

Non-operating income (1)	16.2	17.9

Net interest	(4.1)	(5.0)

Total Income Before Income Taxes	$30.2	$25.9

(1)	“Non-operating income” includes equity income, royalties, gains and losses from the sale of securities available for sale, write-downs of securities available for sale and other investments, and investments made in marketing and technology projects. Additional information regarding non-operating income is set forth in Note H “Non-Operating Income.”

(2)	First quarter fiscal 2003 Non-operating income includes an $18.8 million pretax gain on the sale of our minority interest in our LiveTV, LLC venture.

(3)	First quarter fiscal 2002 Non-operating income includes a $10.3 million pretax gain from the sale of our minority interest in our GE Harris Energy Control Systems, LLC joint venture.

Note K — Reclassifications

Certain prior-year amounts have been reclassified on the financial statements to conform to current year classifications.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Condensed Consolidated Financial Statements and related Notes to Financial Statements appearing elsewhere in this report. Except for the historical information contained here, the discussions in this document contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under “Forward-Looking Statements and Factors that May Affect Future Results.”

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in our Notes to Financial Statements included in our Fiscal 2002 Form 10-K. Critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies for us include: (i) revenue recognition on long-term contracts and contract estimates, (ii) provisions for excess and obsolete inventory losses, (iii) accounts and finance receivables allowance for doubtful accounts and credit losses, (iv) valuation of marketable securities and strategic investments, and (v) impairment testing of goodwill and other acquired intangible assets. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2002 Form 10-K.

RESULTS OF OPERATIONS

Revenue for the first quarter of fiscal 2003 was $450.2 million, an increase of 1.5 percent compared to the first quarter of fiscal 2002. The increase in revenues resulted primarily from increased revenues in the Government Communications Systems and RF Communications segments, which were partially offset by decreased revenues in the Microwave Communications and Broadcast Communications segments. Income before income taxes in the first quarter of fiscal 2003 was $30.2 million compared to $25.9 million for the first quarter of fiscal 2002. The increase in income before income taxes resulted primarily from growth in operating income in our Government Communications Systems and RF Communications segments, which was partially offset by lower operating income in our Broadcast Communications segment and a greater operating loss in our Microwave Communications segment.

Comparative Statement of Income

Our comparative statement of income is as follows:

	Quarter Ended
			Percent
	September 27,	September 28,	Increase/
(In millions)	2002	2001	(Decrease)

Revenue from product sales and services	$450.2	$443.4	1.5%

Cost of product sales and services	(335.3)	(330.8)	1.4%

Gross margin	114.9	112.6	2.0%

% of revenue	25.5%	25.4%

Engineering, selling and administrative expenses	(96.8)	(99.6)	(2.8)%

% of revenue	21.5%	22.5%

Non-operating income	16.2	17.9	(9.5)%

Interest income	1.6	3.2	(50.0)%

Interest expense	(5.7)	(8.2)	(30.5)%

Income before income taxes	30.2	25.9	16.6%

% of revenue	6.7%	5.8%

Income taxes	(10.3)	(8.8)	17.0%

Net income	$19.9	$17.1	16.4%

% of revenue	4.4%	3.9%

Gross Margin: Gross margin as a percent of revenue was 25.5 percent in the first quarter of fiscal 2003 compared to 25.4 percent in the first quarter of fiscal 2002. The increase was due primarily to an improved gross margin as a percent of sales related to our RF Communications segment, which was offset by lower gross margins in our Broadcast Communications and Network Support segments’ products.

Engineering, Selling and Administrative Expenses: Engineering, selling and administrative expenses decreased $2.8 million and as a percent of revenue decreased from 22.5 percent in the first quarter of fiscal 2002 to 21.5 percent in the first quarter of fiscal 2003. The decrease was due primarily to non-recurring charges that were incurred in the first quarter of fiscal 2002 related to a workforce reduction in our Microwave Communications segment. Also, the impact of cost reductions taken in fiscal 2002 in our Microwave Communications and Network Support segments resulted in reduced engineering, selling and administrative expenses in the first quarter of fiscal 2003 when compared to the prior year’s first quarter. These decreases were partially offset by increased engineering, selling and administrative expenses in our RF Communications segment primarily related to increased research and development spending.

Non-operating Income: Non-operating income decreased from $17.9 million in the first quarter of fiscal 2002 to $16.2 million in the first quarter of fiscal 2003. Non-operating income in the first quarter of fiscal 2002 included a $10.3 million gain from the sale of our minority interest in our GE Harris Energy Control Systems, LLC joint venture and $16.7 million in gains from the sale of marketable securities available for sale. Non-operating income in the first quarter of fiscal 2003 included an $18.8 million gain from the sale of our minority interest in our LiveTV venture and $5.1 million in gains from the sale of marketable securities available for sale. The gain from the sale of our minority interest in our LiveTV venture represents an example of how Harris, over the years, has realized commercial value from technology developed in the Government Communications Systems segment.

Interest Income and Interest Expense: Interest income of $1.6 million in the first quarter of fiscal 2003 decreased 50.0 percent from interest income of $3.2 million in the first quarter of fiscal 2002 primarily due to interest received from the U.S. government in the prior year that resulted from the overpayment of taxes. Interest expense decreased from $8.2 million in the first quarter of fiscal 2002 to $5.7 million in the first quarter of fiscal 2003 due to lower short-term debt borrowings and interest rates.

Income Taxes: The provision for income taxes as a percentage of pretax income remained unchanged at 34.0 percent in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. Both fiscal 2003 and fiscal 2002 tax rates were lower than the federal and state statutory rate and benefited from the impact of export sales.

Return on Revenue: Income before income taxes as a percentage of revenue was 6.7 percent in the first quarter of fiscal 2003 versus 5.8 percent in the first quarter of fiscal 2002. The increase was due primarily to the reasons previously discussed.

Segment Revenue, Segment Operating Income and Income Before Income Taxes

We are structured primarily around the markets we serve and operate in five business segments, which are Government Communications Systems, RF Communications, Microwave Communications, Network Support and Broadcast Communications. “Corporate eliminations” represent the elimination of inter-segment sales.

Segment revenue, segment operating income and a reconciliation of segment operating income to income before income taxes are as follows:

	Quarter Ended
			Percent
	September 27,	September 28,	Increase/
(In millions)	2002	2001	(Decrease)

REVENUE

Government Communications Systems	$252.0	$216.0	16.7%

RF Communications	63.8	53.1	20.2%

Microwave Communications	56.0	79.8	(29.8)%

Network Support	13.2	13.4	(1.5)%

Broadcast Communications	67.9	82.3	(17.5)%

Corporate eliminations	(2.7)	(1.2)	—

Total Revenue	$450.2	$443.4	1.5%

INCOME BEFORE INCOME TAXES

Segment Operating Income (Loss):

Government Communications Systems	$23.7	$18.7	26.7%

% of revenue	9.4%	8.7%

RF Communications	14.8	8.4	76.2%

% of revenue	23.2%	15.8%

Microwave Communications	(7.3)	(5.4)	35.2%

% of revenue	(13.0)%	(6.8)%

Network Support	(2.7)	(4.3)	(37.2)%

% of revenue	(20.5)%	(32.1)%

Broadcast Communications	1.9	7.5	(74.7)%

% of revenue	2.8%	9.1%

Headquarters expense	(12.3)	(11.9)	3.4%

Non-operating income (1)	16.2	17.9	(9.5)%

Interest income	1.6	3.2	(50.0)%

Interest expense	(5.7)	(8.2)	(30.5)%

Total Income Before Income Taxes	$30.2	$25.9	16.6%

% of revenue	6.7%	5.8%

(1)	First quarter fiscal 2003 includes an $18.8 million pretax gain on the sale of our minority interest in our LiveTV venture. First quarter fiscal 2002 includes a $10.3 million pretax gain from the sale of our minority interest in our GE Harris Energy Control Systems, LLC joint venture.

Government Communications Systems Segment: Revenues from the Government Communications Systems segment in the first quarter of fiscal 2003 of $252.0 million increased 16.7 percent from the first quarter of fiscal 2002 and operating income of $23.7 million increased 26.7 percent from the first quarter of fiscal 2002. An outstanding contract win rate and increased government spending are driving excellent results. Also, the strong sales and earnings growth underscores the general health of this segment across its major business areas including airborne, spaceborne and ground communications. The segment’s operating margin continues to benefit from higher performance award fees.

During the quarter, we won a 15-year, $1.7 billion contract to integrate and modernize the FAA’s Telecommunications Infrastructure. Total value of the program, including options, could reach $3.5 billion through 2017. The program, for which we are the prime contractor, will consolidate telecommunications at more than 5,000 FAA facilities nationwide. Also during the quarter, we were awarded a contract to provide operations and maintenance services for the U.S. Air Force Satellite Control Network’s communications functions at Schriever AFB, Colorado and Onizuka AFS, California. Contract options could increase the overall value for us to $355 million through 2009. We were also awarded a subcontract from Lockheed Martin to design and test the wireless transmission system architecture for the U.S. Army’s Warfighter Information Network. The production phase of the program, if awarded to the Lockheed Martin team in 2005, could increase our total value of the program to $1 billion over a 15-year period. In addition, we have contracted with The Boeing Company for an initial six-year, $90 million military satellite communications hardware design, development, and integration project for the U.S. Air Force’s Family of Beyond Line-of-Sight Terminal (“FAB-T”) program. FAB-T will provide the warfighter with protected wideband satellite communications on strategic aircraft and at remote ground terminals. An extensive production phase is expected to follow this design and development phase.

RF Communications Segment: Revenues from the RF Communications segment increased 20.2 percent in the first quarter of fiscal 2003 when compared to the same quarter last year. The War on Terrorism continues to drive these outstanding results. The business is responding to urgent requirements for its industry-leading Falcon® II tactical radios from a broad base of government customers, including the U.S. Special Operations Command, the U.S. Army Communications-Electronics Command, United Kingdom Ministry of Defence and other allied nations. Operating income increased from $8.4 million in the first quarter of fiscal 2002 to $14.8 million in the first quarter of fiscal 2003. The increase was due primarily to the higher sales volume and improved margins from the sale of
Falcon® II radios.

Design and development activities for two major contracts are now fully underway in the RF Communications segment where we are providing systems architecture for programs that are redefining the world’s tactical radios of the future—the U.S. Joint Tactical Radio System Program and the United Kingdom’s Bowman Tactical Radio Programme.

Microwave Communications Segment: Revenues from the Microwave Communications segment decreased 29.8 percent in the first quarter of fiscal 2003 compared to the prior-year quarter. This segment had an operating loss of $7.3 million in the first quarter of fiscal 2003 compared to an operating loss of $5.4 million in the first quarter of fiscal 2002. While the segment’s North American microwave business was again solid, there was further weakening in international wireless telecom markets. Additionally, a supplier ceased operations, which resulted in a reduction in international sales in the quarter by about $5 million. The supplier has since been replaced.

Over the last several quarters, capital constraints in the international arena have significantly limited the number of economically sound microwave opportunities and, in general, are limiting the procurement ability of our international customers. In reaction to this market weakness, the segment’s breakeven level of sales was lowered considerably during the last fiscal year through cost-cutting actions. With the timing of a market rebound still unclear, additional actions are now planned to further reduce costs and drive greater efficiencies. The actions include the consolidation of research and development in the U.S. from three locations to one East Coast location and a related reduction in engineering staff. Other non-engineering cost reduction actions also are planned across the segment. With these planned actions, this segment is targeting quarterly breakeven sales of approximately $65 million. We anticipate non-recurring costs of $7-to-$8 million related to these actions during fiscal 2003.

Network Support Segment: Revenues from the Network Support segment decreased 1.5 percent in the first quarter of fiscal 2003 when compared to the first quarter of fiscal 2002 as this segment continues to suffer from the collapse of the DSL build-out and lower spending from the Regional Bell Operating Companies. This segment had a $2.7 million operating loss in the first quarter of fiscal 2003 compared to an operating loss of $4.3 million in the first quarter of fiscal 2002. Cost cutting programs are helping to minimize losses in this telecom business and additional cost reductions are planned.

Broadcast Communications Segment: Although typically not a seasonally strong quarter, first quarter results for the Broadcast Communications segment were weaker than expected. Many of the smaller-market broadcasters are installing the minimum amount of equipment necessary to temporarily comply with the FCC’s digital conversion mandate, thereby delaying purchases of more expensive systems that eventually will be required. Revenues from the Broadcast Communications segment decreased 17.5 percent in the first quarter of fiscal 2003 compared to the same quarter last year. The decline in sales volume reduced operating income in the first quarter of fiscal 2003 to $1.9 million, compared to $7.5 million operating income in the first quarter of fiscal 2002.

While our results in this segment were a disappointment in the first quarter, the fundamentals in the business remain strong. We are the infrastructure vendor of choice and we continue to maintain a significant market position. The Federal Communications Commission and the U.S. Congress are holding firm to schedules to convert from analog to digital TV broadcasting. Deadlines for broadcasters to achieve full-power requirements are expected to be established within the next twelve months. In addition, the digital conversion for radio broadcasting is now underway. During the first quarter, we booked an order from Digital One, Inc., one of the nation’s premier radio broadcast groups, for the first major commercial high-definition radio implementation of In-Band On-Channel (“IBOC”) digital audio technology.

LIQUIDITY AND FINANCIAL POSITION

Net cash provided by operating activities: Net cash provided by operating activities was $25.8 million for the first quarter of fiscal 2003 compared to $5.5 million for the first quarter of fiscal 2002. In the first quarter of fiscal 2003, strong capital management, particularly in our Government Communications Systems and RF Communications segments, primarily drove positive cash flows from operating activities. In the first quarter of fiscal 2002, operating losses and lower sales volumes in our Microwave Communications and Network Support segments resulted in negative cash flows particularly in accounts payable and inventory, which were partially offset by positive cash flows in accounts receivable. Also, in the prior year an increase in working capital needs on a higher sales volume generated negative cash flow in our Broadcast Communications segment.

Net cash provided by investing activities: Net cash provided by investing activities was $12.3 million for the first quarter of fiscal 2003 compared to $20.3 million for the first quarter of fiscal 2002. Cash provided by investing activities in the first quarter of fiscal 2003 was due primarily to the receipt of proceeds from the sale of securities available for sale of $5.3 million and the $19.0 million of proceeds from the sale of our interest in our LiveTV venture. Cash provided by investing activities in the first quarter of fiscal 2002 included $17.5 million in proceeds from the sale of securities available for sale and $23.0 million in proceeds from the sale of our minority interest in our GE Harris Energy Systems, LLC joint venture, which was partially offset by $8.6 million cash paid for acquisitions.

Additions of plant and equipment in the first quarter of fiscal 2003 were $9.8 million versus $9.5 million in the first quarter of fiscal 2002 with no single large item accounting for the change. Total additions for us in fiscal 2003 are expected to be in the $70 million to $75 million range.

Net cash provided by (used in) financing activities: Net cash provided by financing activities was $98.6 million for the first quarter of fiscal 2003 compared to net cash used by financing activities of $36.3 million for the first quarter of fiscal 2002. The increase is attributable to the receipt of $146.3 million in net proceeds from the private placement of our $150 million 3.5% Convertible Debentures due 2022 during the first quarter of fiscal 2003, which was offset by the repayment of our $30.5 million 6.38% notes due 2002.

In fiscal 2000, our Board of Directors approved a share repurchase program, which authorizes us to repurchase up to 15 million shares of our common stock periodically in the open market, in negotiated or block transactions or pursuant to tender offers. In fiscal 2002 and the first quarter of fiscal 2003, we did not repurchase any shares of our common stock. An authorization to repurchase an additional 1.7 million shares under this repurchase program still exists. At this time, we have not determined whether or not we will repurchase any of our stock under the remaining authorization during the remainder of fiscal 2003.

Our comparative financial position is as follows:

	As of	As of
	September 27,	June 28,	Percent
	2002	2002	Increase/
(In millions, except per share amounts)	(Unaudited)	(Audited)	(Decrease)

Cash and cash equivalents	$363.3	$226.2	60.6%
Marketable securities	34.5	52.2	(33.9)%
Other current assets	866.9	875.1	(0.9)%
Current liabilities	418.4	425.6	(1.7)%

Working capital	$846.3	$727.9	16.3%
Goodwill	$221.5	$215.2	2.9%
Non-current deferred income tax asset	$23.8	$26.0	8.5%
Total debt	$417.1	$308.9	35.0%
Total shareholders’ equity	$1,151.4	$1,149.9	0.1%
Total debt as a % of total capital	26.6%	21.2%
Book value per share	$17.34	$17.33	0.1%

Cash and cash equivalents: Cash increased $137.1 million in the first quarter of fiscal 2003 due primarily to the net receipt of $146.3 million from the private placement of convertible debentures, cash provided by operating activities of $25.8 million as noted above, cash receipts related to the sale of our interest in our LiveTV venture of $19.0 million and the sale of securities available for sale of $5.3 million. These increases were partially offset by a $30.5 million reduction in debt, $9.8 million in additions of plant and equipment and $5.3 million cash dividends paid.

Marketable securities: Marketable securities decreased from $52.2 million as of June 28, 2002 to $34.5 million as of September 27, 2002. The decrease was primarily due to the sale of a portion of our holdings in Intersil Corporation and Advanced Fibre Communications, Inc., and a reduction in the quoted market price of Intersil Corporation stock.

Working capital: Working capital increased 16.3 percent from $727.9 million as of June 28, 2002 to $846.3 million as of September 27, 2002. The $118.4 million increase was due primarily to increases in cash and cash equivalents as discussed above.

Goodwill: Goodwill increased from $215.2 million as of June 28, 2002 to $221.5 million as of September 27, 2002. The increase was due primarily to the final allocation of the purchase price related to the acquisition of Hirschmann Multimedia Communications Network.

Non-current deferred income taxes: The asset related to non-current deferred income taxes was $26.0 million as of June 28, 2002 versus a $23.8 million as of September 27, 2002.

Total debt and capitalization: Total debt increased from $308.9 million as of June 28, 2002, representing 21.2 percent of total capital (defined as the sum of total debt plus shareholders’ equity) to $417.1 million as of September 27, 2002, representing 26.6 percent of total capital. The increase was primarily due to the private placement of our $150 million 3.5% convertible debentures during the first quarter of fiscal 2003, which was offset by the repayment of our $30.5 million 6.38% notes.

Capital Structure and Resources: We have available committed syndicated credit facilities with various banks that currently provide for borrowings up to $325.5 million. The credit facilities consist of a $212.5 million 3-Year Credit Agreement, which expires in May of 2004 and a $113 million 364-Day Credit Agreement that expires in May of 2003. Interest rates on borrowings under these facilities and related fees are determined by a pricing matrix based upon our long-term debt rating assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. The availability of these facilities is not contingent upon our debt rating. We are not required to maintain compensating balances in connection with these agreements. At September 27, 2002 no amounts were borrowed under these facilities, but availability of borrowings under these facilities does enable us to issue commercial paper. The financial covenants contained in these facilities include, among others, maintenance of consolidated tangible net worth of not less than $779 million (which amount was initially $700 million and is subject to further increase), maintenance of a total debt to earnings before interest, taxes, depreciation and amortization ratio of not more than 3.0 and a limit on total debt to $800 million. These credit facilities also include negative covenants (i) limiting the creation of liens or other encumbrances, (ii) limiting certain sale and leaseback transactions, and (iii) limiting certain sales or other dispositions of assets other than in the ordinary course of business. In addition, these facilities include certain provisions for acceleration of maturity in the case of a (a) “cross default” with other indebtedness in an amount in excess of $25 million, (b) final uninsured judgment in excess of $25 million which remains unpaid or discharged, or (c) change of control, including if a person or group of persons acquires more than 25 percent of our voting stock.

We also have an effective shelf registration statement filed with the Securities and Exchange Commission, which provides for the issuance of debt securities of up to $500 million. We also have outstanding unsecured long-term debt of $250 million which we issued in public offerings in the mid-1990s and which have final maturities in excess of 20 years.

Management currently believes that existing cash, funds generated from operations, sales of marketable securities, the credit facilities and access to the public and private debt markets will be sufficient to provide for our anticipated requirements for working capital, capital expenditures and any stock repurchases, if any, under the current repurchase program for the next 12 months and the foreseeable future.

Our debt is currently rated “BBB” by Standard and Poor’s Rating Group and “Baa2” by Moody’s Investors Service. We expect to maintain operating ratios, fixed-charge coverage ratios and balance sheet ratios sufficient for retention of these debt ratings. There are no assurances that our credit ratings will not be reduced in the future; however, our ratings have been recently affirmed by these agencies. If our credit rating is lowered below “investment grade” then we may not be able to issue short-term commercial paper, but would instead need to borrow under our other credit facilities or look for other alternatives. As of September 27, 2002, we had no commercial paper outstanding.

On August 26, 2002, we completed the private placement of $150 million of our 3.5% Convertible Debentures due 2022. The debentures are unsecured obligations convertible into shares of our common stock at an initial conversion price of $45.25 per share, subject to adjustment. The debentures were issued at 100 percent of the principal amount, less a discount of 2.5 percent to the initial purchasers. We may redeem the debentures commencing August 2007 at 100 percent of the principal amount plus accrued interest. Holders may require us to repurchase the debentures, in whole or in part, on specified dates in 2007, 2012 and 2017 or upon the occurrence of certain other events at 100 percent of the principal amount plus accrued interest. The debentures initially bear interest at an annual rate of 3.5 percent. The interest rate will be reset in August 2007, 2012 and 2017, but in no event will it be reset below 3.5 percent or above 5.5 percent per annum. More information regarding the terms of the debentures can be found in the related Indenture, dated August 26, 2002. On October 29, 2002, we filed a Registration Statement on Form S-3 relating to the potential resale of the debentures and underlying common stock by the holders.

Off-Balance Sheet Items: In the first quarter of fiscal 2003, we repaid our $30.5 million 6.38% notes payable to banks, which had come due, and completed the private placement of our 3.5% convertible debt securities, which is previously described. No other material changes occurred in our contractual cash obligations to repay debt and to make payments under operating leases from those disclosed in our Fiscal 2002 Form 10-K. Also, our commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements have not changed materially from those disclosed in our Fiscal 2002 Form 10-K except for our release from our guarantee of borrowings for our LiveTV venture. This release was received in connection with the sale of our interest in LiveTV, which took place during the first quarter of fiscal 2003.

OUTLOOK

Our two government businesses are performing exceptionally well in markets driven by increased government spending. Continued solid performance is expected from these businesses. Our broadcast business is expanding its footprint in domestic and international markets and is the market leader in the worldwide conversion to digital standards. Although the continuing decline in international telecom spending is very disappointing, we believe that the wireless infrastructure build-out for cellular systems will eventually resume. We also believe that we are taking all the steps needed to ensure our ability to take full advantage of our leadership position in the market when it recovers. With the international telecom market showing no signs of near-term recovery, however, our outlook for the rest of fiscal year 2003 has dampened. We are confident that the additional actions we are taking in our telecom businesses will help ensure a significant improvement in earnings as the market recovers.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they prove incorrect or never materialize, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements of our plans, strategies and objectives for future operations; any statements concerning new products, services or developments; any statements regarding future economic conditions, performance or outlook; statements as to the outcome of contingencies; statements as to the value of our contract awards and programs; statements of belief or expectation; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates” and similar words. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this report. Such statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Our consolidated results and the forward-looking statements could be affected by many factors, including:

•	uncertain economic conditions, which make it difficult to estimate growth in our markets and, as a result, future income and expenditures;
•	the severe telecommunications slow-down, which has had and may continue to have a negative affect on our telecom businesses;
•	our ability to meet cost reduction goals;
•	financial and government and regulatory risks relating to international sales and operations, including fluctuations in foreign currency exchange rates and the effectiveness of our currency hedging program;
•	government import and export policies and other government regulations;
•	the fair values of our portfolio of passive investments, which values are subject to significant volatility or erosion;
•	our ability to continue to develop new products that achieve market acceptance;
•	strategic acquisitions and the risks and uncertainties related thereto, including our ability to manage and integrate acquired businesses;
•	potential changes in government or customer priorities due to program reviews or revisions to strategic objectives, including potential failure to fund government contracts;
•	risks inherent with large long-term fixed price contracts, particularly the ability to contain cost overruns;
•	termination of government contracts;
•	the performance of critical subcontractors or suppliers;
•	potential claims that we are infringing the intellectual property rights of third parties;
•	the successful resolution of patent infringement claims and the ultimate outcome of other litigation and legal matters;
•	the affect of competitive products and pricing;
•	the ability to recruit and retain qualified personnel; and
•	general economic conditions in the markets in which we operate.

The forward-looking statements contained in this report are made as of the date hereof and we disclaim any intention or obligation to update or revise any forward-looking statements or to update the reasons why actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events, or otherwise.

Additional details and discussions concerning some of the factors that could effect our forward-looking statements or results are set forth in Exhibit 99.1 of this report, entitled “Forward-Looking Statements and Factors that May Affect Future Results,” which Exhibit is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates, fluctuations in the market value of our equity securities available for sale and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.

Foreign Exchange and Currency: We use foreign exchange contracts and options to hedge both balance sheet and off-balance sheet foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers and intercompany loans. We believe the use of foreign currency financial instruments should reduce the risks, which arise from doing business in international markets. At September 27, 2002, we had open foreign exchange contracts with a notional amount of $92.3 million, of which $43.6 million were classified as cash flow hedges and $48.7 million were classified as fair value hedges. This compares to total foreign exchange contracts with a notional amount of $83.5 million as of June 28, 2002, of which $44.8 million were classified as cash flow hedges and $38.7 million were classified as fair value hedges. At September 27, 2002, contract expiration dates range from less than one month to thirty-four months with a weighted average contract life of 0.6 years.

More specifically, the foreign exchange contracts classified as cash flow hedges are primarily being used to hedge currency exposures from cash flows anticipated from the United Kingdom Bowman Programme in our RF Communications segment. This contract for our tactical radio products was awarded in the second quarter of fiscal 2002. Under the contract, the customer pays in Pounds Sterling (“GBP”). We also have payments to local suppliers in GBP on this program. We have hedged the forecasted sales and vendor payments denominated in GBP to maintain our anticipated profit margin in U.S. dollars. As of September 27, 2002, we estimate that a pretax loss of $2.4 million would be reclassified into earnings from comprehensive income within the next thirty-four months related to these transactions. The net gain or loss included in our earnings for the first quarter of fiscal 2003 and 2002 representing the amount of fair value and cash flow hedges’ ineffectiveness was not material. No amounts were recognized in our earnings for the first quarter of fiscal 2003 and 2002 related to the component of the derivatives instruments’ gain or loss excluded from the assessment of hedge effectiveness. In addition, no amounts were recognized in our earnings for the first quarter of fiscal 2003 and 2002 related to hedged firm commitments that no longer qualify as fair value hedges. No material reclassification of gains and losses into earnings from comprehensive income is expected to result from transactions or events related to commitments to customers or suppliers within the next twelve months. All of these derivatives were recorded at their fair value on the balance sheet in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”).

Factors that could impact the effectiveness of our hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for our foreign currency derivatives held at September 27, 2002 would have an impact of approximately $8.6 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.

Marketable Securities: We also currently have a portfolio of marketable equity securities available for sale. These investments result from the retained interest in sold or spun-off businesses and the investment into start-up companies that have technology or products that are of interest to us. The fair market value of these securities at September 27, 2002 was $34.5 million, compared to $52.2 million at June 28, 2002. This decrease was due primarily to the sale of some of these investments in the first quarter of fiscal 2003 and a decrease in these securities’ quoted market prices. The corresponding unrealized gain is included as a component of shareholders’ equity. These investments historically have had higher volatility than most market indices. A 10 percent adverse change in the quoted market price of marketable equity securities would have an impact of approximately $3.4 million on the fair market value of these securities.

We utilize option contracts in the form of cashless collars to hedge anticipated cash flows from the sale of marketable securities. Contracts are generally one year or less. At September 27, 2002, we had open option contracts for 75,000 shares of Intersil Corporation stock at a weighted average strike price of $29.74, which compares to 175,000 shares at a weighted average strike price of $32.26 as of June 28, 2002. All of these collars were classified as cash flow hedges and recorded at their fair value on the balance sheet in accordance with Statement 133. The fair market value of these collars reflected in the caption “Other assets” on the Condensed Consolidated Balance Sheet was $1.3 million at September 27, 2002 and $1.9 million at June 28, 2002.

Factors that could impact the effectiveness of our hedging programs include accuracy of cash flow estimates, volatility of security markets, and the cost and availability of hedging instruments. A 10 percent adverse change in the quoted market price of Intersil Corporation stock would have an impact of approximately $0.2 million on the fair value of such instruments.

Interest Rates: We utilize a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage our exposures to changes in interest rates. We do not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2003, although there can be no assurances that interest rates will not change significantly.

Item 4. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In April 2002, 43 plaintiffs filed suit against 23 defendants, including us, in the United States District Court for the Eastern District of New York (the “Schwinger” matter). The complaint seeks redress for injuries suffered by the plaintiffs as a result of defendants allegedly emitting toxins into the environment located in and near Hicksville, New York. Five defendants are classified as “Verizon” defendants and have allegedly released radioactive and toxic materials. The remaining defendants, including us, have been accused of releasing non-radioactive materials. The plaintiffs claimed damages that exceeded $360.0 million. In September, we received an amended complaint, which added approximately 141 plaintiffs bringing the number of plaintiffs to 184. The claim for damages in the amended complaint appears to have doubled from the original complaint. A court order is expected setting forth future deadlines and addressing discovery issues. We believe that our liability in this matter, if any, is not significant. While not formally served, we received a copy of a class action complaint related to the Schwinger matter naming the same defendants. The case was brought by nine nominative plaintiffs and contains allegations identical to the Schwinger matter. The complaint requests unspecified damages that will be determined at trial. We anticipate filing a motion to dismiss in each case and to vigorously defend each action.

On July 29, 2002, we received a demand letter from Bourdex Telecommunications Limited (“Bourdex”), a Nigeria-based Microwave Communications Division customer, alleging (i) breach of contract for microwave products and services, and (ii) deceit. A meeting was held on August 19 in London involving our counsel, Bourdex, and Bourdex’s counsel. Based upon this meeting and our analysis, it is our belief that there is little legal basis for Bourdex’s claim of $22.3 million in damages. In accordance with the contract, we submitted an arbitration request pursuant to the International Chamber of Commerce’s Procedural Rules asking for a determination that we fully complied with the contract. The arbitration will take place in Geveva, Switzerland. On October 22, 2002, we received documents from the International Court of Arbitration advising that Bourdex has submitted an arbitration claim increasing its damage demand from $22.3 million to $130.0 million. No date has been set for arbitration. We intend to vigorously defend against this demand.

Item 2. Changes in Securities and Use of Proceeds.

On August 26, 2002, we completed a private placement of $150 million of our 3.5% Convertible Debentures due 2022. Morgan Stanley & Co. Incorporated, Salomon Smith Barney Inc., SunTrust Capital Markets, Inc. and Wachovia Securities, Inc. acted as the initial purchasers of the debentures. The debentures were offered and sold to the initial purchasers in reliance upon Section 4(2) of the Securities Act. In connection with this offering and sale, we paid the initial purchasers a commission equal to 2.5 percent of the principal amount of the debentures.

The debentures will initially bear interest at an annual rate of 3.5 percent per year, which will be reset on August 15, 2007, August 15, 2012, and August 15, 2017, to a rate per annum equal to the interest rate payable 120 days prior to such reset date on 5-year U.S. Treasury Notes. In no event, however, will the interest rate be reset below 3.5 percent or above 5.5 percent per year.

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

(iii)	during any period that the long-term credit rating assigned to the debentures by either of Moody’s Investors Service Inc. or Standard & Poor’s Ratings Group is at or below Bal or BB+, respectively, or if the debentures are no longer rated by either of these ratings services, or if the rating for the debentures has been suspended by either of these ratings services, or

(iv)	upon the occurrence of specified corporate transactions, including if we make a significant distribution to holders of our common stock or if we are a party to specified consolidations or mergers or to a transfer of all or substantially all of our properties and assets.

For each $1,000 of debentures surrendered for conversion, a holder initially will receive 22.0994 shares of our common stock. This represents an initial conversion price of $45.25 per share of our common stock based on the issue price of the debentures. The conversion rate may be adjusted for certain reasons.

We may redeem the convertible debentures commencing August 18, 2007, at a price equal to 100 percent of the principal amount plus accrued interest, if any. Holders may require us to repurchase the debentures, in whole or in part, on specified dates in 2007, 2012, and 2017 or upon the occurrence of certain other events including a change of control, at a price equal to 100 percent of the principal amount plus accrued interest, if any.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

	(12)	Computation of Ratio of Earnings to Fixed Charges.

	(99.1)	Forward-Looking Statements and Factors that May Affect Future Results.

	(99.2)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(99.3)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(99.4)	Instrument of Resignation from Trustee and Appointment and Acceptance of Successor Trustee among Harris Corporation, JPMorgan Chase Bank, as Resigning Trustee, and The Bank of New York, as Successor Trustee, dated as of November 1, 2002 (effective November 15, 2002).

(b)	Reports on Form 8-K:

	(i)	We filed with the Commission a Current Report on Form 8-K on August 21, 2002, relating to the details of our private placement of convertible debentures under Rule 144A and outside the United States pursuant to Regulation S under the Securities Act of 1933, as amended.

	(ii)	We filed with the Commission a Current Report on Form 8-K on August 26, 2002, relating to the completion of our private placement of $150 million of 3.5% Convertible Debentures due 2022.

	(iii)	We submitted to the Commission a Current Report on Form 8-K on September 3, 2002, relating to the filing of our Annual Report on Form 10-K for the fiscal year ended June 28, 2002, and the certifications of our principal executive officer and our principal financial officer. This Form 8-K was furnished under Item 9 (Regulation FD Disclosure) of Form 8-K.

(iv)	We filed with the Commission a Current Report on Form 8-K on September 9, 2002, relating to the agreement to sell our equity interest in LiveTV, LLC to JetBlue Airways Corporation.

(v)	We filed with the Commission a Current Report on Form 8-K on September 27, 2002, relating to the closing of the sale of our equity interest in LiveTV, LLC to JetBlue Airways Corporation.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS CORPORATION (Registrant)

Date: November 5, 2002	By:/s/Bryan R. Roub
Bryan R. Roub Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

I, Phillip W. Farmer, Chairman, President, and Chief Executive Officer of Harris Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Harris Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 5, 2002	/s/ Phillip W. Farmer
NAME: PHILLIP W. FARMER
TITLE: CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

I, Bryan R. Roub, Senior Vice President and Chief Financial Officer of Harris Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Harris Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 5, 2002	/s/ Bryan R. Roub
NAME: BRYAN R. ROUB
TITLE: SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

Exhibit No.
Under Reg.
S-K, Item 601	Description

(12)	Computation of Ratio of Earnings to Fixed Charges

(99)	Additional Exhibits:

	(99.1)	Forward-Looking Statements and Factors that May Affect Future Results.

	(99.2)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(99.3)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(99.4)	Instrument of Resignation of Trustee and Appointment and Acceptance of Successor Trustee among Harris Corporation, JPMorgan Chase Bank, as Resigning Trustee, and The Bank of New York, as Successor Trustee, dated as of November 1, 2002 (effective November 15, 2002)