Form 10-Q
period 2002-12-27
HARRIS CORP /DE/
filed 2003-01-23
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form l0-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION l3 or l5(d) OF THE SECURITIES EXCHANGE ACT OF l934

For the quarterly period ended December 27, 2002

or

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

Yes      X        No

The number of shares outstanding of the registrant’s common stock, as of January 22, 2003 was 66,351,581 shares.

HARRIS CORPORATION

FORM 10-Q

For the Quarter Ended December 27, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The following information for the quarter and two quarters ended December 27, 2002 and December 28, 2001 has not been audited by independent accountants, but in the opinion of management reflects all adjustments (consisting only of normal, recurring items) necessary for a fair presentation of the results for the indicated periods. The results of operations for the quarter and two quarters ended December 27, 2002 are not necessarily indicative of the results for the full fiscal year.

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)

	Quarter Ended		Two Quarters Ended

	December 27,	December 28,	December 27,	December 28,
	2002	2001	2002	2001

	(In millions, except per share amounts)
Revenue from product sales and services	$523.9	$451.5	$974.1	$894.9

Cost of product sales and services	(388.7)	(333.8)	(724.0)	(664.6)

Engineering, selling and administrative expenses	(108.9)	(97.5)	(205.7)	(197.1)

Non-operating income	3.1	7.8	19.3	25.7

Interest income	1.9	3.5	3.5	6.7

Interest expense	(6.6)	(6.7)	(12.3)	(14.9)

Income before income taxes	24.7	24.8	54.9	50.7

Income taxes	(8.4)	(8.4)	(18.7)	(17.2)

Net income	$16.3	$16.4	$36.2	$33.5

Net income per common share
Basic	$.25	$.25	$.55	$.51

Diluted	$.25	$.25	$.55	$.51

Cash dividends paid per common share	$.08	$.05	$.16	$.10

Average basic shares outstanding	66.2	65.9	66.2	65.8

Average diluted shares outstanding	66.3	66.3	66.4	66.2

See Notes to Condensed Consolidated Financial Statements

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 27,	June 28,
	2002	2002
	(unaudited)	(audited)

	(In millions)
Assets

Current Assets

Cash and cash equivalents	$379.9	$226.2

Marketable securities	30.5	52.2

Receivables	372.7	380.3

Unbilled costs and accrued earnings on fixed-price contracts	189.7	178.6

Inventories	229.4	233.2

Current deferred income taxes	98.7	82.3

Income taxes receivable	—	0.7

Total current assets	1,300.9	1,153.5

Other Assets

Plant and equipment	274.6	270.6

Goodwill	222.6	215.2

Non-current notes receivable	29.3	30.9

Non-current deferred income taxes	22.6	26.0

Other assets	158.6	162.3

	707.7	705.0

	$2,008.6	$1,858.5

Liabilities and Shareholders’ Equity

Current Liabilities

Short-term debt	$13.0	$24.6

Accounts payable	106.1	99.2

Compensation and benefits	105.8	111.8

Other accrued items	103.2	106.6

Advance payments and unearned income	106.5	82.1

Income taxes payable	8.6	—

Current portion of long-term debt	0.7	1.3

Total current liabilities	443.9	425.6

Other Liabilities

Long-term debt	401.9	283.0

Shareholders’ Equity

Preferred Stock, without par value; 1,000,000 shares authorized; none issued	—	—

Common Stock, $1.00 par value; 250,000,000 shares authorized; issued and outstanding 66,331,862 shares at December 27, 2002 and 66,342,340 shares at June 28, 2002	66.3	66.3

Other capital	225.5	223.9

Retained earnings	895.4	871.7

Unearned compensation	(3.7)	(2.1)

Accumulated other comprehensive income (loss)	(20.7)	(9.9)

Total shareholders’ equity	1,162.8	1,149.9

	$2,008.6	$1,858.5

See Notes to Condensed Consolidated Financial Statements

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Two Quarters Ended

	December 27,	December 28,
	2002	2001

	(In millions)
Operating Activities

Net income	$36.2	$33.5

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	26.2	26.4

Non-current deferred income tax	3.4	12.8

Gain on the sale of securities available for sale	(9.4)	(30.8)

Gain on the sale of LiveTV, LLC	(18.8)	—

Gain on the sale of GE Harris Energy Systems, LLC	—	(10.3)

(Increase) decrease in:

Accounts and notes receivable	9.2	(0.8)

Unbilled costs and inventories	(7.3)	13.1

Increase (decrease) in:

Accounts payable and accrued expenses	(2.4)	(70.2)

Advance payments and unearned income	24.4	8.3

Income taxes	0.8	(31.9)

Other	1.2	35.2

Net cash provided by (used in) operating activities	63.5	(14.7)

Investing Activities

Cash paid for acquired businesses	—	(8.6)

Additions of plant and equipment	(29.6)	(19.4)

Cash paid for strategic investments	(2.3)	(2.2)

Proceeds from the sale of securities available for sale	12.4	37.5

Proceeds from the sale of LiveTV, LLC	19.0	—

Proceeds from the sale of GE Harris Energy Systems, LLC	—	23.0

Net cash provided by (used in) investing activities	(0.5)	30.3

Financing Activities

Increase (decrease) in debt, net	102.0	(32.5)

Proceeds from sale of common stock	0.9	4.0

Purchase of common stock for treasury	(2.4)	—

Cash dividends	(10.6)	(6.6)

Net cash provided by (used in) financing activities	89.9	(35.1)

Effect of exchange rate changes on cash and cash equivalents	0.8	0.9

Net increase (decrease) in cash and cash equivalents	153.7	(18.6)

Cash and cash equivalents at beginning of year	226.2	103.0

Cash and cash equivalents at end of quarter	$379.9	$84.4

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 27, 2002

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Harris Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and changes in cash flows in conformity with accounting principles generally accepted in the United States. In the opinion of management, such financial statements reflect all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the quarter and two quarters ended December 27, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information refer to the Consolidated Financial Statements and related Notes to Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2002 (“Fiscal 2002 Form 10-K”). Certain reclassifications have been made to prior year’s amounts to conform to the current period presentation.

Note B – Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“Statement 143”). Statement 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. We have adopted the provisions of Statement 143 for fiscal 2003, which did not result in a material impact to our financial position, cash flows or results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”). Statement 144 supersedes Statement of Financial Accounting Standards No. 121, but retains its fundamental provisions for the (a) recognition and measurement of impairment of long-lived assets to be held and used, and (b) measurement of long-lived assets to be disposed of by sale. Statement 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 for segments of a business to be disposed of, but retains the requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. We have adopted the provisions of Statement 144 for fiscal 2003, which did not result in a material impact to our financial position, cash flows or results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“Statement 145”). Statement 145 updates, clarifies and simplifies existing accounting pronouncements. Statement 145 rescinds Statement of Financial Accounting Standards No. 4 (“Statement 4”), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses because Statement 4 has been rescinded. Statement 145 amends Statement of Financial Accounting Standards No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. Statement 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. We have adopted the provisions of Statement 145 for fiscal 2003, which did not result in a material impact to our financial position, cash flows or results of operations.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“Statement 146”). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“Issue 94-3”). The principal difference between Statement 146 and Issue 94-3 relates to Statement 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in Statement 146 is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, Statement 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3. Statement 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of Statement 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of Statement 146 will have a material impact on our financial position, cash flows or results of operations.

In November 2002, the EITF reached a consensus on Issue 00-21, “Multiple-Deliverable Revenue Arrangements” (“EITF 00-21”). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are “separate units of accounting.” The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. We are assessing, but at this point do not believe the adoption of EITF 00-21 will have a material impact on our financial position, cash flows or results of operations.

In November 2002, the FASB issued Interpretation Number 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods after December 15, 2002 and we have adopted those requirements for our financial statements included in this Form 10-Q. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002.We are assessing, but at this point do not believe the adoption of the recognition and initial measurement requirements of FIN 45 will have a material impact on our financial position, cash flows or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“Statement 148”). Statement 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“Statement 123”) and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure requirements of Statement 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Adoption of Statement 148 is not expected to materially impact our Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation Number 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. Based on the recent release of FIN 46, we have not completed our assessment as to whether or not the adoption of FIN 46 will have a material impact on our financial position, cash flows or results of operations.

Note C – Warranties and Financial Guarantees

Warranties:

On product sales in our RF Communications, Microwave Communications, Broadcast Communications and Network Support segments we provide for future warranty costs upon product delivery. The specific terms and conditions of those warranties vary depending upon the product sold and country in which we do business. In the case of hardware manufactured by us, our warranties generally start from the delivery date and continue as follows:

Segment	Warranty Periods

RF Communications	One to five years

Microwave Communications	Two to three years

Broadcast Communications	Two to five years

Network Support	18 months to three years

Longer warranty periods are provided on a limited basis including some “lifetime” warranties on some of our small tools in the Network Support segment.

Software products in our Broadcast Communications and Network Support segments generally carry a 90 day warranty from the date of acceptance. Our liability under these warranties is to provide a corrected copy of any portion of the software found not to be in substantial compliance with the specifications previously agreed to. This may result in, but does not guarantee, the customer receiving a free upgrade to a new release of our software.

Because our products are manufactured, in many cases, to customer specifications and their acceptance is based on meeting those specifications, we historically have experienced minimal warranty costs. Factors that affect our warranty liability include the number of installed units, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. We assess the adequacy of our recorded warranty liabilities every quarter and make adjustments to the liability if necessary.

Changes in our warranty liability, which is included as a component of “Other accrued items” on the Condensed Consolidated Balance Sheet, during the period are as follows:

(In millions)
Balance as of June 28, 2002	$17.1

Provision for warranty liability for sales made during the two quarters ended December 27, 2002	8.0

Settlements made during the two quarters ended December 27, 2002	(7.4)

Other adjustments to the liability including those for translation during the two quarters ended December 27, 2002	(0.1)

Balance as of December 27, 2002	$17.6

On long-term contract sales in our Government Communications Systems and RF Communications segments, the value or price of our warranty is generally included in the contract and funded by the customer. A provision is built into the estimated program costs when determining the profit rate to accrue when applying the cost-to-cost percentage of completion revenue recognition method. Warranty costs, if incurred, are charged to the specific program’s cost and both revenue and cost is recognized at that time. Factors that affect the estimated program cost for warranty include terms of the contract, number of installed units, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim.

Financial Guarantees:

Guarantees are contingent commitments issued to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper issuances, bond financing and similar transactions. The term of the guarantee is equal to the remaining term of the related debt, which ranges from one to three years. The maximum potential amount of future payments we could be required to make under our guarantees at December 27, 2002 is $2.7 million. At December

27, 2002, the carrying value of our guarantees, which is included as a component of “Other accrued items” on the Condensed Consolidated Balance Sheet, is $0.2 million. We also hold insurance policies with third parties to mitigate the risk of loss on a portion of these guarantees.

Note D – Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

Comprehensive income (loss) for the quarters ended December 27, 2002 and December 28, 2001 were $18.5 million and $24.7 million, respectively. Comprehensive income (loss) for the two quarters ended December 27, 2002 and December 28, 2001 were $25.4 million and $10.2 million, respectively.

The components of accumulated other comprehensive income (loss), net of related tax, at December 27, 2002 and June 28, 2002 are as follows:

	December 27,	June 28,
	2002	2002

	(In millions)
Net unrealized gains on securities available for sale	$1.0	$12.8

Foreign currency translation adjustments	(20.2)	(22.8)

Net unrealized gain (loss) on hedging activity	(1.5)	0.1

	$(20.7)	$(9.9)

Note E – Receivables

Receivables are summarized below:

	December 27,	June 28,
	2002	2002

	(In millions)
Accounts receivable	$375.7	$383.7

Notes receivable due within one year-net	13.1	13.3

	388.8	397.0

Less allowances for collection losses	(16.1)	(16.7)

	$372.7	$380.3

Note F – Inventories and Unbilled Costs

Inventories are summarized below:

	December 27,	June 28,
	2002	2002

	(In millions)
Finished products	$43.3	$42.9

Work in process	27.0	28.2

Raw materials and supplies	159.1	162.1

	$229.4	$233.2

Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $233.4 million at December 27, 2002 and $217.8 million at June 28, 2002.

Note G – Plant and Equipment

Plant and equipment are summarized below:

	December 27,	June 28,
	2002	2002

	(In millions)
Land	$12.3	$12.3

Buildings	277.4	274.2

Machinery and equipment	579.6	563.2

	869.3	849.7

Less allowances for depreciation	(594.7)	(579.1)

	$274.6	$270.6

Note H – Net Income Per Share

Average outstanding shares used in the computation of net income per share are as follows:

	Quarter Ended		Two Quarters Ended

	December 27,	December 28,	December 27,	December 28,
	2002	2001	2002	2001

		(In millions)
Basic:

Weighted average shares outstanding	66.4	66.1	66.4	66.0

Contingently issuable shares	(0.2)	(0.2)	(0.2)	(0.2)

	66.2	65.9	66.2	65.8

Diluted:

Weighted average shares outstanding	66.4	66.1	66.4	66.0

Dilutive stock options	0.1	0.4	0.2	0.4

Contingently issuable shares	(0.2)	(0.2)	(0.2)	(0.2)

	66.3	66.3	66.4	66.2

Note I – Non-Operating Income

The components of non-operating income are as follows:

	Quarter Ended		Two Quarters Ended

	December 27,	December 28,	December 27,	December 28,
	2002	2001	2002	2001

		(In millions)
Gains from the sale of securities

available for sale	$5.0	$17.4	$10.1	$34.1

Write-downs of securities available for sale for other than temporary decreases in market value	—	(3.3)	(0.7)	(3.3)

Gain on the sale of LiveTV, LLC	—	—	18.8	—

Gain on the sale of GE Harris Energy Control Systems, LLC	—	—	—	10.3

Write-down of investment interest in Terion, Inc.	—	(10.0)	—	(10.0)

Royalty income (expense)	(0.6)	(2.9)	(1.5)	(5.0)

Equity income	—	7.3	—	7.3

Investments in marketing and technology projects and other items	(1.3)	(0.7)	(7.4)	(7.7)

	$3.1	$7.8	$19.3	$25.7

On September 27, 2002, we completed the sale of our minority ownership in our LiveTV, LLC (“LiveTV”) venture to JetBlue Airways Corporation (“JetBlue”). Pursuant to the Membership Interest Purchase Agreement entered into between us, the other owners of the equity of LiveTV and JetBlue, JetBlue acquired all of the equity interests in LiveTV. Under the terms of the agreement, JetBlue paid us $19.0 million cash for our interest in LiveTV. JetBlue also repaid approximately $40 million of LiveTV debt, roughly half of which was guaranteed by us. We recorded a gain of $18.8 million for this transaction.

Note J – Long-Term Debt

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

Note K – Business Segments

We are structured primarily around the markets we serve and operate in five business segments — Government Communications Systems, RF Communications, Microwave Communications, Network Support and Broadcast Communications. Our Government Communications Systems segment engages in advanced research and develops, designs and produces advanced communication and information processing systems. Our RF Communications segment performs advanced research and develops, designs, manufactures and sells tactical radio products and provides services related to tactical radio products. Our Microwave Communications segment designs, manufactures and sells microwave radio products and provides services related to microwave radio products. Our Network Support segment designs, manufactures and sells telephone test equipment and systems; develops, designs, produces and sells network management systems; and provides services related to these products and systems. Our Broadcast Communications segment designs, manufactures and sells television and radio transmission products; develops, designs, produces and sells automation and control systems and studio products; and provides services related to these products and systems.

The accounting policies of the operating segments are the same as those described in the “Significant Accounting Policies” footnote in our Fiscal 2002 Form 10-K. We evaluate each segment’s performance based on their “operating income,” which we define as their profit or loss from operations before income taxes excluding interest income and expense, equity income, goodwill amortization and gains or losses from securities and other investments. Intersegment sales, which are insignificant, are accounted for at prices comparable to those provided to unaffiliated customers. “Corporate eliminations” represent the elimination of intersegment sales.

Total assets by business segment and for headquarters are summarized below:

	December 27,	June 28,
	2002	2002

	(In millions)
Total Assets

Government Communications Systems	$420.8	$401.1

RF Communications	135.1	119.4

Microwave Communications	436.3	457.4

Network Support	81.1	91.1

Broadcast Communications	346.8	336.0

Headquarters	588.5	453.5

	$2,008.6	$1,858.5

Segment revenue, segment operating income and a reconciliation of segment operating income to income before income taxes follows:

	Quarter Ended		Two Quarters Ended

	December 27,	December 28,	December 27,	December 28,
	2002	2001(3)	2002(2)	2001(3)

		(In millions)
Revenue

Government Communications Systems	$272.7	$220.5	$524.7	$436.5

RF Communications	75.3	64.1	139.1	117.2

Microwave Communications	75.6	72.7	131.6	152.5

Network Support	12.1	15.9	25.3	29.3

Broadcast Communications	94.2	79.4	162.1	161.7

Corporate eliminations	(6.0)	(1.1)	(8.7)	(2.3)

Total Revenue	$523.9	$451.5	$974.1	$894.9

Income Before Income Taxes

Segment Operating Income (Loss):

Government Communications Systems	$24.5	$20.2	$48.2	$38.9

RF Communications	19.1	11.4	33.9	19.8

Microwave Communications	(8.2)	(6.4)	(15.5)	(11.8)

Network Support	(2.5)	(2.1)	(5.2)	(6.4)

Broadcast Communications	6.0	9.7	7.9	17.2

Headquarters expense	(12.6)	(12.6)	(24.9)	(24.5)

Non-operating income (1)	3.1	7.8	19.3	25.7

Net interest	(4.7)	(3.2)	(8.8)	(8.2)

Total Income Before Income Taxes	$24.7	$24.8	$54.9	$50.7

(1)	“Non-operating income” includes equity income, royalty income (expense), gains and losses from the sale of securities available for sale, write-downs of securities available for sale and other investments, and investments made in marketing and technology projects. Additional information regarding non-operating income is set forth in Note I “Non-Operating Income.”

(2)	Non-operating income for the two quarters ended December 27, 2002 includes an $18.8 million pretax gain on the sale of our minority interest in our LiveTV, LLC venture.

(3)	Non-operating income for the two quarters and quarter ended December 28, 2001 includes a $10.0 million write-down of our investment interest in Terion, Inc. Non-operating income for the two quarters ended December 28, 2001 also includes a $10.3 million pretax gain from the sale of our minority interest in our GE Harris Energy Control Systems, LLC joint venture.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Condensed Consolidated Financial Statements and related Notes to Financial Statements appearing elsewhere in this report. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our Fiscal 2002 Form 10-K.

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

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in our Notes to Financial Statements included in our Fiscal 2002 Form 10-K. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting estimates for us include: (i) revenue recognition on long-term contracts and contract estimates, (ii) provisions for excess and obsolete inventory losses, (iii) allowance for doubtful accounts and credit losses for accounts and finance receivables, (iv) valuation of marketable securities and strategic investments, and (v) impairment testing of goodwill and other acquired intangible assets. For additional discussion of our critical accounting estimates, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2002 Form 10-K.

RESULTS OF OPERATIONS

Quarter Ended December 27, 2002: Revenue for the second quarter of fiscal 2003 was $523.9 million, an increase of $72.0 million or 16.0 percent compared to the second quarter of fiscal 2002. The increase in revenues resulted from increased revenues in the Government Communications Systems, RF Communications, Broadcast Communications and Microwave Communications segments, which was partially offset by a $3.8 million decrease in revenues in the Network Support segment.

Income before income taxes in the second quarter of fiscal 2003 was $24.7 million compared to $24.8 million for the second quarter of fiscal 2002. Operating income increases in our Government Communications Systems and RF Communications segments were offset by expenses associated with cost reduction actions in our Microwave Communications segment, lower operating income in our Broadcast Communications segment, a small increase in our Network Support segment’s operating loss, a decrease in non-operating income from $7.8 million in the second quarter of fiscal 2002 to $3.1 million in the second quarter of fiscal 2003 and an increase in net interest expense from $3.2 million in the second quarter of fiscal 2002 to $4.7 million in the second quarter of fiscal 2003.

Comparative Statement of Income

Our comparative statement of income is as follows:

	Quarter Ended			Two Quarters Ended

			%			%
	Dec. 27,	Dec. 28,	Inc./	Dec. 27,	Dec. 28,	Inc./
	2002	2001	(Dec.)	2002	2001	(Dec.)

	(In millions)
Revenue from product sales and services	$523.9	$451.5	16.0%	$974.1	$894.9	8.9%

Cost of product sales and services	(388.7)	(333.8)	16.4%	(724.0)	(664.6)	8.9%

Gross margin	135.2	117.7	14.9%	250.1	230.3	8.6%

% of revenue	25.8%	26.1%		25.7%	25.7%

Engineering, selling and administrative expenses	(108.9)	(97.5)	11.7%	(205.7)	(197.1)	4.4%

% of revenue	20.8%	21.6%		21.1%	22.0%

Non-operating income	3.1	7.8	(60.3)%	19.3	25.7	(24.9)%

Interest income	1.9	3.5	(45.7)%	3.5	6.7	(47.8)%

Interest expense	(6.6)	(6.7)	(1.5)%	(12.3)	(14.9)	(17.4)%

Income before income taxes	24.7	24.8	—	54.9	50.7	8.3%

% of revenue	4.7%	5.5%		5.6%	5.7%

Income taxes	(8.4)	(8.4)	—	(18.7)	(17.2)	8.7%

Net income	$16.3	$16.4	(0.6)%	$36.2	$33.5	8.1%

% of revenue	3.1%	3.6%		3.7%	3.7%

Gross Margin: Gross margin as a percent of revenue was 25.8 percent in the second quarter of fiscal 2003 compared to 26.1 percent in the second quarter of fiscal 2002. The lower gross margin resulted primarily from the lower gross margin in our Network Support segment and from a shift in product mix that included a higher proportion of lower-margin analog products sold primarily in the international market in our Broadcast Communications segment, which were partially offset by improved gross margin from higher sales volume and manufacturing efficiencies in our RF Communications segment and from cost reductions made prior to this quarter in our Microwave Communications segment.

Engineering, Selling and Administrative Expenses: Engineering, selling and administrative expenses increased $11.4 million. Engineering, selling and administrative expenses as a percent of revenue was 20.8 percent in the second quarter of fiscal 2003 compared to 21.6 percent in the second quarter of fiscal 2002. The $11.4 million increase was due primarily to increased revenues and costs related to actions made to further reduce costs and drive greater efficiencies in our Microwave Communications segment. Also, we had increased research and development expenses and selling and marketing expenses in our RF Communications segment, increased selling and marketing expenses in our Government Communications Systems segment and increased expenses related to enhancements to the order administration, manufacturing and financial systems in our Broadcast Communications segment. These additional costs were partially offset by the impact of cost reductions taken in fiscal 2002 in our Microwave Communications and Network Support segments.

Non-operating Income: Non-operating income decreased from $7.8 million in the second quarter of fiscal 2002 to $3.1 million in the second quarter of fiscal 2003 due primarily to a decrease in gains from the sale of marketable securities available for sale. Non-operating income in the second quarter of fiscal 2002 included $17.4 million in gains from the sale of marketable securities available for sale compared to $5.0 million in the second quarter of fiscal 2003. Non-operating income in the second quarter of fiscal 2002 also included equity income of $7.3 million and was reduced by a $10.0 million write-down of our investment interest in Terion, Inc.

Interest Income and Interest Expense: Interest income of $ 1.9 million in the second quarter of fiscal 2003 decreased from $3.5 million in the second quarter of fiscal 2002 primarily due to interest received from the U.S. government in the prior year that resulted from the overpayment of taxes. Interest expense was relatively flat at $6.6 million in the second quarter of fiscal 2003 versus $6.7 million in the second quarter of fiscal 2002.

Income Taxes: The provision for income taxes as a percentage of pretax income remained unchanged at 34.0 percent in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. Both fiscal 2003 and fiscal 2002 tax rates were lower than the federal and state statutory rate and benefited from the impact of export sales.

Return on Revenue: Income before income taxes as a percentage of revenue was 4.7 percent in the second quarter of fiscal 2003 versus 5.5 percent in the second quarter of fiscal 2002. The decrease was due primarily to the reasons previously discussed.

Two Quarters Ended December 27, 2002: Revenue for the two quarters ended December 27, 2002 was $974.1 million compared to $894.9 million for the first two quarters of fiscal 2002. The gross margin as a percent of revenue was unchanged at 25.7 percent in the first two quarters of fiscal 2003 and the first two quarters of fiscal 2002. Improved gross margin as a percent of sales was realized in our RF Communications and Microwave Communications segments, which was offset by lower gross margins in our Broadcast Communications and Network Support segments.

Engineering, selling and administrative expenses increased $8.6 million from $197.1 million in the first two quarters of fiscal 2002 to $205.7 million in the first two quarters of fiscal 2003. Engineering, selling and administrative expenses as a percent of revenue was 21.1 percent in the first two quarters of fiscal 2003 compared to 22.0 percent in the first two quarters of fiscal 2002. The $8.6 million increase was primarily due to increased research and development expenses and selling and marketing expenses in our RF Communications segment and increased selling and marketing expenses in our Government Communications Systems segment.

Non-operating income decreased from $25.7 million in the first two quarters of fiscal 2002 to $19.3 million in the first two quarters of fiscal 2003 due primarily to a decrease in gains from the sale of marketable securities available for sale. Non-operating income in the first two quarters of fiscal 2002 included $34.1 million in gains from the sale of marketable securities available for sale compared to $10.1 million in the first two quarters of fiscal 2003. Non-operating income in the first two quarters of fiscal 2002 also included a $10.3 million gain on the sale of our minority interest in GE Harris Energy Control Systems, LLC, joint venture, equity income of $7.3 million and was reduced by a $10.0 million write-down of our investment interest in Terion, Inc. Non-operating income in the first two quarters of fiscal 2003 included an $18.8 million gain on the sale of our minority interest in our LiveTV, LLC venture.

Income before income taxes for the first two quarters of fiscal 2003 increased $4.2 million to $54.9 million or 5.6 percent of revenue from $50.7 million or 5.7 percent of revenue for the first two quarters of fiscal 2002. The $4.2 million increase in income before income taxes was due primarily to the reasons previously discussed.

Segment Revenue, Segment Operating Income and Income Before Income Taxes

We are structured primarily around the markets we serve and operate in five business segments, which are Government Communications Systems, RF Communications, Microwave Communications, Network Support and Broadcast Communications. “Corporate eliminations” represent the elimination of inter-segment sales.

Segment revenue, segment operating income and a reconciliation of segment operating income to income before income taxes are as follows:

	Quarter Ended			Two Quarters Ended

			%			%
	Dec. 27,	Dec. 28,	Inc./	Dec. 27,	Dec. 28,	Inc./
	2002	2001	(Dec.)	2002	2001	(Dec.)

	(In millions)
REVENUE

Government Communications Systems	$272.7	$220.5	23.7%	$524.7	$436.5	20.2%

RF Communications	75.3	64.1	17.5%	139.1	117.2	18.7%

Microwave Communications	75.6	72.7	4.0%	131.6	152.5	(13.7)%

Network Support	12.1	15.9	(23.9)%	25.3	29.3	(13.7)%

Broadcast Communications	94.2	79.4	18.6%	162.1	161.7	0.2%

Corporate eliminations	(6.0)	(1.1)	—	(8.7)	(2.3)	—

Total Revenue	$523.9	$451.5	16.0%	$974.1	$894.9	8.9%

INCOME BEFORE INCOME TAXES

Segment Operating Income (Loss):

Government Communications Systems	$24.5	$20.2	21.3%	$48.2	$38.9	23.9%

% of revenue	9.0%	9.2%		9.2%	8.9%

RF Communications	19.1	11.4	67.5%	33.9	19.8	71.2%

% of revenue	25.4%	17.8%		24.4%	16.9%

Microwave Communications	(8.2)	(6.4)	28.1%	(15.5)	(11.8)	31.4%

% of revenue	(10.8)%	(8.8)%		(11.8)%	(7.7)%

Network Support	(2.5)	(2.1)	19.0%	(5.2)	(6.4)	(18.8)%

% of revenue	(20.7)%	(13.2)%		(20.6)%	(21.8)%

Broadcast Communications	6.0	9.7	(38.1)%	7.9	17.2	(54.1)%

% of revenue	6.4%	12.2%		4.9%	10.6%

Headquarters expense	(12.6)	(12.6)	—	(24.9)	(24.5)	1.6%

Non-operating income (1)	3.1	7.8	(60.3)%	19.3	25.7	(24.9)%

Interest income	1.9	3.5	(45.7)%	3.5	6.7	(47.8)%

Interest expense	(6.6)	(6.7)	(1.5)%	(12.3)	(14.9)	(17.4)%

Total Income Before Income Taxes	$24.7	$24.8	—	$54.9	$50.7	8.3%

% of revenue	4.7%	5.5%		5.6%	5.7%

(1)	Non-operating income for the two quarters ended December 27, 2002 includes an $18.8 million pretax gain on the sale of our minority interest in our LiveTV venture. Non-operating income for the two quarters and quarter ended December 28, 2001 includes a $10.0 million write-down of our investment interest in Terion, Inc. Non-operating income for the two quarters ended December 28, 2001 also includes a $10.3 million pretax gain from the sale of our minority interest in our GE Harris Energy Control Systems, LLC joint venture.

Government Communications Systems Segment: Revenues from the Government Communications Systems segment in the second quarter of fiscal 2003 of $272.7 million increased 23.7 percent from the second quarter of fiscal 2002 and operating income of $24.5 million increased 21.3 percent from the second quarter of fiscal 2002. Sales growth was all organic in that neither the current or prior year quarter were affected by acquisitions. Sales growth was also across all areas of the business. The outstanding financial performance resulted from our broad spectrum of recent contract wins, solid government funding and excellent execution by our management team. The segment’s backlog continues to expand and includes contracts with the Department of Defense, FAA and other government agencies. This segment is providing communication and information products and systems for the nation’s increased emphasis on defense and security. New business during the second quarter included contracts for classified programs, digital maps systems for new aircraft, satellite GPS systems and technical service contracts.

RF Communications Segment: The RF communications segment reported record revenue and operating income levels for the quarter. Revenues from the RF Communications segment increased 17.5 percent in the second quarter of fiscal 2003 when compared to the same quarter last year. Operating income increased from $11.4 million in the second quarter of fiscal 2002 to $19.1 million in the second quarter of fiscal 2003 due to increased sales volume and manufacturing efficiencies. The War on Terrorism has created unparalleled demand for Harris’ industry-leading Falcon® II tactical radios. The division has expanded capacity to meet continuing new demands for its product line from the U.S., NATO and Partnership for Peace countries around the world. Development activities at the division also continue on schedule for two programs that are redefining the world’s tactical radios of the future—the U.S. Joint Tactical Radio System Program and the United Kingdom’s Bowman Tactical Radio Programme.

Microwave Communications Segment: Revenues from the Microwave Communications segment increased 4.0 percent in the second quarter of fiscal 2003 compared to the prior-year quarter. This segment had an operating loss of $8.2 million in the second quarter of fiscal 2003 compared to an operating loss of $6.4 million in the second quarter of fiscal 2002. Strength continued in North America where sales increased as a result of capacity upgrades by cellular and PCS providers and from Harris’ solid position in the private network business. While capital constraints still remain a concern in the international market, improvement in the international market for microwave products was encouraging. Eastern Europe, Africa and Asia all showed relative strength compared to the prior-year quarter. Included in the $8.2 million operating loss were $8.3 million of expenses related to previously announced cost-reduction actions in the quarter. The actions included the consolidation of research and development in the U.S. from three locations to one location in North Carolina and a related reduction in engineering staff. Excluding these expenses, this segment was essentially breakeven during the second quarter of fiscal 2003.

Network Support Segment: Revenues from the Network Support segment decreased 23.9 percent in the second quarter of fiscal 2003 when compared to the second quarter of fiscal 2002. This segment had a $2.5 million operating loss in the second quarter of fiscal 2003 compared to an operating loss of $2.1 million in the second quarter of fiscal 2002 as this segment continues to suffer from the collapse of the DSL build-out and lower spending from the Regional Bell Operating Companies. Continued cost cutting programs helped to minimize losses in this telecom business.

Broadcast Communications Segment: Revenues from the Broadcast Communications segment increased 18.6 percent in the second quarter of fiscal 2003 compared to the same quarter last year. As anticipated, new opportunities materialized in international markets, including China, Germany, Romania and the Middle East. During the second quarter, we won international contracts for analog transmission, automation and studio integration products and services and received a $64 million order for the radio broadcast infrastructure for S.N. Radiocomunicatii S.A., Romania’s state-owned broadcast organization.

Digital equipment sales in the U.S. increased modestly compared to the prior year second quarter. While there was some recovery of average selling prices for digital transmitters compared to the first quarter of fiscal 2003, smaller-market broadcasters continue to install the minimum amount of equipment necessary to temporarily comply with the FCC’s digital conversion mandate. These purchases of lower-power equipment continue to seed the market for the full digital transition and support our current formidable market position for the long-term.

The segment reported operating income of $6.0 million, up sharply from $1.9 million in the first quarter of fiscal 2003, but down 38.1 percent from operating income of $9.7 million in the second quarter of fiscal 2002. The decrease is due to a lower gross margin that reflects a shift in product mix that included a higher proportion of lower-margin analog products sold primarily in the international market and increased engineering, selling and administrative expenses related to enhancements to the order administration, manufacturing and financial systems.

LIQUIDITY AND FINANCIAL POSITION

Cash Flows

Net cash provided by (used in) operating activities: Net cash provided by operating activities was $63.5 million for the first two quarters of fiscal 2003 compared to net cash used in operating activities of $14.7 million for the first two quarters of fiscal 2002. In the first two quarters of fiscal 2003, strong working capital management, particularly in our Government Communications Systems and RF Communications segments, primarily drove positive cash flows from operating activities.

Net cash provided by (used in) investing activities: Net cash used in investing activities was $0.5 million for the first two quarters of fiscal 2003 compared to net cash provided by investing activities of $30.3 million for the first two quarters of fiscal 2002. The decrease in cash provided by investing activities was due primarily to the decrease in proceeds from the sale of securities available for sale from $37.5 million in the first two quarters of fiscal 2002 to $12.4 million for the first two quarters of fiscal 2003. Also, additions of plant and equipment in the first two quarters of fiscal 2003 were $29.6 million versus $19.4 million in the first two quarters of fiscal 2002. The increase was primarily due to additions related to our Government Communications Systems segment’s recently won contract to integrate and modernize the FAA’s telecommunications infrastructure. Total additions of plant and equipment for us in fiscal 2003 are expected to be in the $70 million to $75 million range.

Cash provided by investing activities in the first two quarters of fiscal 2002 included $23.0 million in proceeds from the sale of our minority interest in our GE Harris Energy Systems, LLC joint venture, which was partially offset by $8.6 million cash paid for acquisitions. Cash used in investing activities in the first two quarters of fiscal 2003 benefited from $19.0 million in proceeds from the sale of our interest in our LiveTV venture.

Net cash provided by (used in) financing activities: Net cash provided by financing activities was $89.9 million for the first two quarters of fiscal 2003 compared to net cash used in financing activities of $35.1 million for the first two quarters of fiscal 2002. The increase is attributable to the receipt of $146.3 million in net proceeds from the private placement of our $150 million 3.5% Convertible Debentures due 2022 which was completed in the first quarter of fiscal 2003, which was offset by the repayment of our $30.5 million 6.38% notes due 2002.

In fiscal 2000, our Board of Directors approved a share repurchase program, which authorizes us to repurchase up to 15 million shares of our common stock periodically in the open market, in negotiated or block transactions or pursuant to tender offers. In the second quarter of fiscal 2003, we repurchased 100,000 shares of our common stock at an average price per share of $24.40. An authorization to repurchase an additional 1.6 million shares under this repurchase program still exists.

Comparative Financial Position

Our comparative financial position is as follows:

	As of	As of
	December 27,	June 28,	Percent
	2002	2002	Increase/
	(Unaudited)	(Audited)	(Decrease)

	(In millions, except per share amounts)
Cash and cash equivalents	$379.9	$226.2	67.9%

Marketable securities	30.5	52.2	(41.6)%

Other current assets	890.5	875.1	1.8%

Current liabilities	(443.9)	(425.6)	4.3%

Working capital	$857.0	$727.9	17.7%

Goodwill	$222.6	$215.2	3.4%

Non-current deferred income tax asset	$22.6	$26.0	(13.1)%

Total debt	$415.6	$308.9	34.5%

Total shareholders’ equity	$1,162.8	$1,149.9	1.1%

Total debt as a % of total capital	26.3%	21.2%

Book value per share	$17.53	$17.33	1.2%

Cash and cash equivalents: Cash increased $153.7 million in the first two quarters of fiscal 2003 due primarily to the net receipt of $146.3 million from the private placement of convertible debentures, cash provided by operating activities of $63.5 million as noted above, cash receipts related to the sale of our interest in our LiveTV venture of $19.0 million and the sale of securities available for sale of $12.4 million. These increases were partially offset by a $30.5 million reduction in debt, $29.6 million in additions of plant and equipment, $10.6 million cash dividends paid and $2.4 million to repurchase 100,000 shares of our common stock.

Marketable securities: Marketable securities decreased from $52.2 million as of June 28, 2002 to $30.5 million as of December 27, 2002. The decrease was primarily due to the sale of a portion of our holdings in Intersil Corporation and the remainder of our holdings in Advanced Fibre Communications, Inc. and a decrease in the quoted market price of Intersil Corporation stock.

Working capital: Working capital increased 17.7 percent from $727.9 million as of June 28, 2002 to $857.0 million as of December 27, 2002. The $129.1 million increase was due primarily to increases in cash and cash equivalents as discussed above.

Goodwill: Goodwill increased from $215.2 million as of June 28, 2002 to $222.6 million as of December 27, 2002. The increase was due primarily to the final allocation of the purchase price related to the acquisition of Hirschmann Multimedia Communications Network.

Non-current deferred income taxes: The asset related to non-current deferred income taxes was $26.0 million as of June 28, 2002 versus a $22.6 million as of December 27, 2002.

Total debt and capitalization: Total debt increased from $308.9 million as of June 28, 2002, representing 21.2 percent of total capital (defined as the sum of total debt plus shareholders’ equity), to $415.6 million as of December 27, 2002, representing 26.3 percent of total capital. The increase was primarily due to the private placement of our $150 million 3.5% convertible debentures in the first quarter of fiscal 2003, which was offset by the repayment of our $30.5 million 6.38% notes.

Capital Structure and Resources: We have available committed syndicated credit facilities with various banks that currently provide for borrowings up to $325.5 million. The credit facilities consist of a $212.5 million 3-Year Credit Agreement, which expires in May of 2004 and a $113 million 364-Day Credit Agreement that expires in May of 2003. Interest rates on borrowings under these facilities and related fees are determined by a pricing matrix based upon our long-term debt rating assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. The availability of these facilities is not contingent upon our debt rating. We are not required to maintain compensating balances in connection with these agreements. At December 27, 2002 no amounts were borrowed under these facilities, but availability of borrowings under these facilities does enable us to issue commercial paper. The financial covenants contained in these facilities include, among others, maintenance of consolidated tangible net worth of not less than $785 million (which amount was initially $700 million and is subject to further increase), maintenance of a total debt to earnings before interest, taxes, depreciation and amortization ratio of not more than 3.0 and a limit on total debt to $800 million. These credit facilities also include negative covenants (i) limiting the creation of liens or other encumbrances, (ii) limiting certain sale and leaseback transactions, and (iii) limiting certain sales or other dispositions of assets other than in the ordinary course of business. In addition, these facilities include certain provisions for acceleration of maturity in the case of a (a) “cross default” with other indebtedness in an amount in excess of $25 million, (b) final uninsured judgment in excess of $25 million which remains unpaid or discharged, or (c) change of control, including if a person or group of persons acquires more than 25 percent of our voting stock.

We have an effective shelf registration statement filed with the Securities and Exchange Commission, which provides for the issuance of debt securities of up to $500 million. We have outstanding unsecured long-term debt of $250 million which we issued in public offerings in the mid-1990s and which have final maturities in excess of 20 years.

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

Our debt is currently rated “BBB” by Standard and Poor’s Rating Group and “Baa2” by Moody’s Investors Service. We expect to maintain operating ratios, fixed-charge coverage ratios and balance sheet ratios sufficient for retention of these debt ratings. There are no assurances that our credit ratings will not be reduced in the future. If our credit rating is lowered below “investment grade” then we may not be able to issue short-term commercial paper, but would instead need to borrow under our other credit facilities or look for other alternatives. As of December 27, 2002, we had no commercial paper borrowings outstanding.

On August 26, 2002, we completed the private placement of $150 million of our 3.5% Convertible Debentures due 2022. The debentures are unsecured obligations convertible into shares of our common stock at an initial conversion price of $45.25 per share, subject to adjustment. The debentures were issued at 100 percent of the principal amount, less a discount of 2.5 percent to the initial purchasers. We may redeem the debentures commencing August 2007 at 100 percent of the principal amount plus accrued interest. Holders may require us to repurchase the debentures, in whole or in part, on specified dates in 2007, 2012 and 2017 or upon the occurrence of certain other events at 100 percent of the principal amount plus accrued interest. The debentures initially bear interest at an annual rate of 3.5 percent. The interest rate will be reset in August 2007, 2012 and 2017, but in no event will it be reset below 3.5 percent or above 5.5 percent per annum. More information regarding the terms of the debentures can be found in the related Indenture, dated August 26, 2002. A Registration Statement on Form S-3 relating to the potential resale of the debentures and underlying common stock by the holders was declared effective by the SEC in November.

Off-Balance Sheet Arrangements and Contractual Obligations

We have contractual cash obligations to repay debt and to make payments under operating leases. We also have commitments related to contingent liabilities on outstanding letters of credit and surety bonds that are used to guarantee bids, down payments, performance and financial assurances. Guarantees are contingent commitments issued to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper issuances, bond financing, and similar transactions. The term of the guarantee is equal to the remaining term of the related debt, which ranges from one to three years. The maximum potential amount of future payments we could be required to make under our guarantees at December 27, 2002 is $2.7 million. At December 27, 2002, the carrying value of our guarantees, which is included in “other accrued items” in the Condensed Consolidated Balance Sheet, is $0.2 million. We also hold insurance policies with third parties to mitigate the risk of loss on a portion of these guarantees.

The amounts disclosed in our Fiscal 2002 Form 10-K include all of our off-balance sheet arrangements and contractual obligations that we consider to have a more than remote future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

No material changes occurred in our contractual cash obligations to repay debt and to make payments under operating leases or our commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our Fiscal 2002 Form 10-K except that in the first quarter of fiscal 2003, we repaid our $30.5 million 6.38% notes payable to banks, which had come due, and completed the private placement of our 3.5% convertible debt securities, which is previously described. Also, we received a release from our guarantee of borrowings for our LiveTV venture. This release was received in connection with the sale of our interest in LiveTV, which took place during the first quarter of fiscal 2003.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As noted in Note B “Recent Accounting Pronouncements” in the Notes to the Condensed Consolidated Financial Statements, there are accounting pronouncements that have been recently issued but not yet implemented by us. Note B describes the potential impact that these pronouncements are expected to have on our financial position, cash flows or results of operations.

OUTLOOK

Performance in our two government businesses continues to accelerate, responding to national and worldwide requirements for defense and other secure communications. The growth in these businesses is entirely organic and builds on the vast communications technologies that represent our core strength. We continue to lead the infrastructure transition to digital TV and radio, and we are encouraged by this quarter’s improvement in our international microwave business. Our team in microwave has been relentless in driving down costs and, as a result, we have now achieved a breakeven cost structure in the microwave business. We are now more confident in our future outlook given the outstanding performance in our government businesses and we are encouraged by the improvement in our international microwave business.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they prove incorrect or never materialize, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements of our plans, strategies and objectives for future operations; any statements concerning new products, services or developments; any statements regarding future economic conditions, performance or outlook; statements as to fiscal 2003 net income; statements as to the outcome of contingencies; statements as to the value of our contract awards and programs; statements of cash flows; statements of belief or expectation; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,”

“intends,” “plans,” “estimates,” “anticipates” and similar words. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this report. Such statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Our consolidated results and the forward-looking statements could be affected by many factors, including:

•	uncertain economic conditions, which make it difficult to estimate growth in our markets and, as a result, future income and expenditures;

•	the severe telecommunications slow-down, which has had and may continue to have a negative affect on our telecom businesses;

•	our ability to meet cost reduction goals;

•	financial and government and regulatory risks relating to international sales and operations, including fluctuations in foreign currency exchange rates and the effectiveness of our currency hedging program;

•	government import and export policies and other government regulations;

•	the fair values of our portfolio of passive investments, which values are subject to significant volatility or erosion;

•	our ability to continue to develop new products that achieve market acceptance;

•	strategic acquisitions and the risks and uncertainties related thereto, including our ability to manage and integrate acquired businesses;

•	potential changes in government or customer priorities due to program reviews or revisions to strategic objectives, including potential failure to fund government contracts;

•	risks inherent with large long-term fixed price contracts, particularly the ability to contain cost overruns;

•	termination of government contracts;

•	the performance of critical subcontractors or suppliers;

•	potential claims that we are infringing the intellectual property rights of third parties;

•	the successful resolution of patent infringement claims and litigation and the ultimate outcome of other litigation and legal matters;

•	the impact of competitive products and pricing;

•	the ability to recruit and retain qualified personnel; and

•	general economic conditions in the markets in which we operate.

Additional details and discussions concerning some of the factors that could affect our forward-looking statements or results are set forth in Exhibit 99.1 of this report, entitled “Forward-Looking Statements and Factors that May Affect Future Results,” which Exhibit is incorporated herein by reference. The foregoing list is not exhaustive. Additional risks and uncertainties not known to us or that we currently believe not to be material also may adversely impact our operations and financial position. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition, and results of operation.

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

Foreign Exchange and Currency: We use foreign exchange contracts and options to hedge both balance sheet and off-balance sheet foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers and intercompany loans. We believe the use of foreign currency financial instruments should reduce the risks, which arise from doing business in international markets. At December 27, 2002, we had open foreign exchange contracts with a notional amount of $94.1 million, of which $43.3 million were classified as cash flow hedges and $50.8 million were classified as fair value hedges. This compares to total foreign exchange contracts with a notional amount of $83.5 million as of June 28, 2002, of which $44.8 million were classified as cash flow hedges and $38.7 million were classified as fair value hedges. At December 27, 2002, contract expiration dates range from less than one month to thirty-one months with a weighted average contract life of 0.3 years.

More specifically, the foreign exchange contracts classified as cash flow hedges are primarily being used to hedge currency exposures from cash flows anticipated from the United Kingdom Bowman Programme in our RF Communications segment. This contract for our tactical radio products was awarded in the second quarter of fiscal 2002. Under the contract, the customer pays in Pounds Sterling (“GBP”). We also have payments to local suppliers in GBP on this program. We have hedged the forecasted sales and vendor payments denominated in GBP to maintain our anticipated profit margin in U.S. dollars. As of December 27, 2002, we estimate that a pretax loss of $3.2 million would be reclassified into earnings from comprehensive income within the next thirty-one months related to these transactions. The net gain or loss included in our earnings for the first two quarters of fiscal 2003 and 2002 representing the amount of fair value and cash flow hedges’ ineffectiveness was not material. No amounts were recognized in our earnings for the first two quarters of fiscal 2003 and 2002 related to the component of the derivatives instruments’ gain or loss excluded from the assessment of hedge effectiveness. In addition, no amounts were recognized in our earnings for the first two quarters of fiscal 2003 and 2002 related to hedged firm commitments that no longer qualify as fair value hedges. No material reclassification of gains and losses into earnings from comprehensive income is expected to result from transactions or events related to commitments to customers or suppliers within the next twelve months. All of these derivatives were recorded at their fair value on the balance sheet in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”).

Factors that could impact the effectiveness of our foreign exchange and currency hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for our foreign currency derivatives held at December 27, 2002 would have an impact of approximately $8.3 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.

Marketable Securities: We also currently have a portfolio of marketable equity securities available for sale. These investments result from the retained interest in sold or spun-off businesses and the investment into start-up companies that have technology or products that are of interest to us. The fair market value of these securities at December 27, 2002 was $30.5 million, compared to $52.2 million at June 28, 2002. This decrease was due primarily to the sale of some of these investments in the first two quarters of fiscal 2003 and a decrease in these securities’ quoted market prices. The corresponding unrealized gain is included as a component of shareholders’ equity. These investments historically have had higher volatility than most market indices. A 10 percent adverse change in the quoted market price of marketable equity securities would have an impact of approximately $3.0 million on the fair market value of these securities.

We utilize option contracts in the form of cashless collars to hedge anticipated cash flows from the sale of marketable securities. Contracts are generally one year or less. At December 27, 2002, we had open option contracts for 50,000 shares of Intersil Corporation stock at a weighted average strike price of $29.68, which compares to 175,000 shares at a weighted average strike price of $32.26 as of June 28, 2002. All of these collars were classified as cash flow hedges and recorded at their fair value on the balance sheet in accordance with Statement 133. The fair market value of these collars reflected in the caption “Other assets” on the Condensed Consolidated Balance Sheet was $0.7 million at December 27, 2002 and $1.9 million at June 28, 2002.

Factors that could impact the effectiveness of our hedging programs for marketable securities include accuracy of cash flow estimates, volatility of security markets, and the cost and availability of hedging instruments. A 10 percent adverse change in the quoted market price of Intersil Corporation stock would have an impact of approximately $0.1 million on the fair value of such instruments.

Interest Rates: We utilize a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage our exposures to changes in interest rates. We do not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2003, although there can be no assurances that interest rates will not change significantly.

Item 4. Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures: As required by Rule 13a-15 under the Exchange Act of 1934, within the 90 days prior to the filing date of this quarterly report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective.

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

(b)  Changes in internal controls: There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation referenced in paragraph (a) above.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In April 2002, 43 plaintiffs filed suit against 23 defendants, including us, in the United States District Court for the Eastern District of New York (the “Schwinger” matter). The complaint seeks redress for injuries suffered by the plaintiffs as a result of defendants allegedly emitting toxins into the environment located in and near Hicksville, New York. Five defendants are classified as “Verizon” defendants and have allegedly released radioactive and toxic materials. The remaining defendants, including us, have been accused of releasing non-radioactive materials. The plaintiffs claimed damages that exceeded $360.0 million. In September 2002, we received an amended complaint, which added approximately 141 plaintiffs bringing the number of plaintiffs to 184. The claim for damages in the amended complaint appeared to double from the original complaint. In December 2002, the judge presiding over the Schwinger matter administratively dismissed the action and required the plaintiffs to refile their claims through three nominative plaintiffs. Those plaintiffs will be required to show how we and other defendants contributed to their losses before the remaining plaintiffs are allowed to proceed. We have been served with that refiled complaint which includes claims for compensatory and punitive damages. We were also served with a related complaint by a single plaintiff (the “Astuto” matter) who alleges losses similar to the three plaintiffs in the Schwinger matter but makes no monetary demand. The plaintiff in the Astuto matter will be required to show how we contributed to certain losses before eight other plaintiffs are able to join in that action. We believe that our liability in these related matters, if any, is not significant. We anticipate filing a motion to dismiss in each case and to vigorously defend each action. Further information is contained in Part II, Item 1. Legal Proceedings of our Quarterly Report on Form 10-Q for the period ended September 27, 2002.

On July 29, 2002, we received a demand letter from Bourdex Telecommunications Limited (“Bourdex”), a Nigerian-based Microwave Communications Division customer, alleging (i) breach of contract for microwave products and services and (ii) deceit. A meeting was held on August 19, 2002 in London involving our counsel, Bourdex and Bourdex’s counsel. Based upon this meeting and our analysis, it is our belief that there is little legal basis for Bourdex’s claim of $22.3 million in damages. In accordance with the contract, we submitted an arbitration request pursuant to the International Chamber of Commerce’s Procedural Rules asking for a determination that we fully complied with the contract. The arbitration will take place in Geneva, Switzerland. On October 22, 2002, we received documents from the International Court of Arbitration advising that Bourdex had submitted an arbitration claim increasing its damage demand from $22.3 million to $130.0 million. In January 2003, Bourdex reduced its demand to $22.3 million claiming the $130 million demand was a currency conversion mistake. No date has been set for arbitration. We intend to vigorously defend against this demand. Further information is contained in Part II, Item 1. Legal Proceedings of our Quarterly Report on Form 10-Q for the period ended September 27, 2002.

We previously filed a patent infringement claim against Ericsson, Inc. in the United States Federal District Court for the Northern District of Texas. On October 29, 2002, a jury rendered a verdict in our favor against Ericsson, Inc. and its parent company. The jury awarded us approximately $61 million in compensatory damages and found that Ericsson’s conduct was “willful.” We have filed a motion to treble the damages and Ericsson has filed motions to (i) decrease the damage award, (ii) order a new trial, and (iii) for non-infringement and invalidity of the patent notwithstanding the jury’s verdict. The court’s decision on these motions is expected to be rendered during our third fiscal quarter. Decisions on these motions will be subject to potential appeals.

Item 2. Changes in Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

At our Annual Meeting of Shareholders held on October 25, 2002, the following proposals were adopted by the margins indicated.

1.	To elect three nominees to the Board of Directors for a three-year term expiring in 2005:

Nominee	Number of Shares

	For	Withheld

Lewis Hay III	58,787,178	355,555

Karen Katen	58,791,942	350,791

Stephen P. Kaufman	58,488,901	653,832

     The terms of the following directors also continued after the annual meeting:

•	Thomas A. Dattilo

•	Alfred C. DeCrane, Jr.

•	Ralph D. DeNunzio

•	Joseph L. Dionne

•	Phillip W. Farmer

•	David B. Rickard

•	Gregory T. Swienton

2.	To ratify the appointment of Ernst & Young LLP as the independent auditors for the fiscal year ending June 27, 2003:

For	57,596,151

Against	1,419,906

Abstain	126,676

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

(3)	(i) Restated Certificate of Incorporation of Harris Corporation (1995), incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996.

(ii) By-Laws of Harris Corporation as in effect December 3, 1999, incorporated herein by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 1999.

(iii) Amendment to By-Laws of Harris Corporation adopted on June 23, 2000, incorporated herein by reference to Exhibit (3)(iii) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

(4)	(a) Specimen stock certificate for the Company’s Common Stock, incorporated herein by reference to Exhibit 4(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 1997.

(b) Stockholder Protection Rights Agreement, between Harris Corporation and Mellon Investor Services, LLC (formerly ChaseMellon Shareholder Services, L.L.C.) as Rights Agent, dated as of December 6, 1996, incorporated herein by reference to Exhibit 1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 1996.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(99.1)	Forward-Looking Statements and Factors that May Affect Future Results.

(99.2)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.3)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

(i)	We filed with the Commission a Current Report on Form 8-K on October 16, 2002, relating to our announcement of revenues and earnings for our fiscal quarter ending September 27, 2002.

(ii)	We filed with the Commission a Current Report on Form 8-K on October 30, 2002, relating to the rendering of a favorable jury verdict in our patent infringement case against Ericsson, Inc.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS CORPORATION (Registrant)

Date: January 23, 2003	By:/s/Bryan R. Roub Bryan R. Roub Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

I, Phillip W. Farmer, Chairman, President, and Chief Executive Officer of Harris Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Harris Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 23, 2003	/s/ Phillip W. Farmer NAME: PHILLIP W. FARMER TITLE: CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER

I, Bryan R. Roub, Senior Vice President and Chief Financial Officer of Harris Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Harris Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 23, 2003	/s/ Bryan R. Roub NAME: BRYAN R. ROUB TITLE: SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

Exhibit No.
Under Reg.
S-K, Item 601	Description

(3)	(i) Restated Certificate of Incorporation of Harris Corporation (1995), incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996.

(ii) By-Laws of Harris Corporation as in effect December 3, 1999, incorporated herein by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 1999.

(iii) Amendment to By-Laws of Harris Corporation adopted on June 23, 2000, incorporated herein by reference to Exhibit (3)(iii) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

(4)	(a) Specimen stock certificate for the Company’s Common Stock, incorporated herein by reference to Exhibit 4(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 1997.

(b) Stockholder Protection Rights Agreement, between Harris Corporation and Mellon Investor Services, LLC (formerly ChaseMellon Shareholder Services, L.L.C.) as Rights Agent, dated as of December 6, 1996, incorporated herein by reference to Exhibit 1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 1996.

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