Form 10-Q
period 2003-03-28
HARRIS CORP /DE/
filed 2003-05-06
CIK 202058

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form l0-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION l3 or l5(d) OF THE SECURITIES EXCHANGE ACT OF l934

For the quarterly period ended March 28, 2003

or

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

Yes      X        No

The number of shares outstanding of the registrant’s common stock, as of May 1, 2003 was 66,473,158 shares.

HARRIS CORPORATION

FORM 10-Q

For the Quarter Ended March 28, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The following information for the quarter and three quarters ended March 28, 2003 and March 29, 2002 has not been audited by independent accountants, but in the opinion of management reflects all adjustments (consisting only of normal, recurring items) necessary for a fair presentation of the results for the indicated periods. The results of operations for the quarter and three quarters ended March 28, 2003 are not necessarily indicative of the results for the full fiscal year.

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)

	Quarter Ended		Three Quarters Ended

	March 28,	March 29,	March 28,	March 29,
	2003	2002	2003	2002

	(In millions, except per share amounts)
Revenue from product sales and services	$538.9	$483.3	$1,513.0	$1,378.2

Cost of product sales and services	(404.9)	(354.3)	(1,128.9)	(1,018.9)

Engineering, selling and administrative expenses	(97.6)	(99.3)	(303.3)	(296.4)

Non-operating income	2.8	7.6	22.1	33.3

Interest income	1.5	2.9	5.0	9.6

Interest expense	(6.5)	(6.1)	(18.8)	(21.0)

Income before income taxes	34.2	34.1	89.1	84.8

Income taxes	(11.6)	(11.6)	(30.3)	(28.8)

Net income	$22.6	$22.5	$58.8	$56.0

Net income per common share

Basic	$.34	$.34	$.89	$.85

Diluted	$.34	$.34	$.89	$.85

Cash dividends paid per common share	$.08	$.05	$.24	$.15

Average basic shares outstanding	66.2	66.0	66.2	65.9

Average diluted shares outstanding	66.4	66.3	66.4	66.2

See Notes to Condensed Consolidated Financial Statements

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 28,	June 28,
	2003	2002
	(unaudited)	(audited)

	(In millions)
Assets

Current Assets

Cash and cash equivalents	$396.5	$226.2

Marketable securities	24.9	52.2

Receivables	381.7	380.3

Unbilled costs and accrued earnings on fixed-price contracts	193.4	178.6

Inventories	236.9	233.2

Current deferred income taxes	92.2	82.3

Income taxes receivable	—	0.7

Total current assets	1,325.6	1,153.5

Other Assets

Plant and equipment	280.0	270.6

Goodwill	224.7	215.2

Non-current notes receivable	30.6	30.9

Non-current deferred income taxes	20.6	26.0

Other assets	161.8	162.3

	717.7	705.0

	$2,043.3	$1,858.5

Liabilities and Shareholders’ Equity

Current Liabilities

Short-term debt	$13.7	$24.6

Accounts payable	120.9	99.2

Compensation and benefits	110.5	111.8

Other accrued items	100.9	106.6

Advance payments and unearned income	109.3	82.1

Income taxes payable	2.0	-—

Current portion of long-term debt	0.5	1.3

Total current liabilities	457.8	425.6

Other Liabilities

Long-term debt	402.1	283.0

Shareholders’ Equity

Preferred Stock, without par value; 1,000,000 shares authorized; none issued	-—	-—

Common Stock, $1.00 par value; 250,000,000 shares authorized; issued and outstanding 66,470,117 shares at March 28, 2003 and 66,342,340 shares at June 28, 2002	66.5	66.3

Other capital	229.8	223.9

Retained earnings	912.3	871.7

Unearned compensation	(6.4)	(2.1)

Accumulated other comprehensive income (loss)	(18.8)	(9.9)

Total shareholders’ equity	1,183.4	1,149.9

	$2,043.3	$1,858.5

See Notes to Condensed Consolidated Financial Statements

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three Quarters Ended

	March 28,	March 29,
	2003	2002

	(In millions)
Operating Activities

Net income	$58.8	$56.0

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	40.8	40.2

Non-current deferred income tax	5.3	22.1

Gain on the sale of securities available for sale	(15.7)	(46.6)

Gain on the sale of LiveTV, LLC	(18.8)	-—

Gain on the sale of GE Harris Energy Systems, LLC	-—	(10.3)

(Increase) decrease in:

Accounts and notes receivable	(1.1)	44.2

Unbilled costs and inventories	(18.4)	32.5

Increase (decrease) in:

Accounts payable and accrued expenses	14.7	(48.2)

Advance payments and unearned income	27.3	18.4

Income taxes	2.0	(26.6)

Other	5.9	26.2

Net cash provided by operating activities	100.8	107.9

Investing Activities

Cash paid for acquired businesses	-—	(8.6)

Additions of plant and equipment	(47.6)	(29.8)

Cash paid for strategic investments	(4.4)	(7.2)

Proceeds from the sale of securities available for sale	19.3	54.5

Proceeds from the sale of LiveTV, LLC	19.0	-—

Proceeds from the sale of GE Harris Energy Systems, LLC	-—	23.0

Net cash provided by (used in) investing activities	(13.7)	31.9

Financing Activities

Increase (decrease) in debt, net	102.5	(108.9)

Proceeds from sale of common stock	1.7	5.6

Purchase of common stock for treasury	(2.9)	-—

Cash dividends	(15.9)	(9.9)

Net cash provided by (used in) financing activities	85.4	(113.2)

Effect of exchange rate changes on cash and cash equivalents	(2.2)	1.3

Net increase in cash and cash equivalents	170.3	27.9

Cash and cash equivalents at beginning of year	226.2	103.0

Cash and cash equivalents at end of quarter	$396.5	$130.9

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 28, 2003

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Harris Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and changes in cash flows in conformity with accounting principles generally accepted in the United States. In the opinion of management, such financial statements reflect all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the quarter and three quarters ended March 28, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information refer to the Consolidated Financial Statements and related Notes to Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2002 (“Fiscal 2002 Form 10-K”). Certain reclassifications have been made to prior year’s amounts to conform to the current period presentation.

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

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“Statement 146”). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“Issue 94-3”). The principal difference between Statement 146 and Issue 94-

3 relates to Statement 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in Statement 146 is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, Statement 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3. Statement 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of Statement 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We have adopted the provisions of Statement 146 for the quarter ending March 28, 2003, which did not result in a material impact to our financial position, cash flows or results of operations.

In November 2002, the EITF reached a consensus on Issue 00-21, “Multiple-Deliverable Revenue Arrangements” (“EITF 00-21”). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are “separate units of accounting.” The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. We have adopted the provisions of EITF 00-21 for the quarter ended March 28, 2003, which did not result in a material impact to our financial position, cash flows or results of operations.

In November 2002, the FASB issued Interpretation Number 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002 and we have adopted those requirements. We have also adopted the initial recognition and initial measurement requirements of FIN 45 prospectively for guarantees issued or modified after December 31, 2002, which did not result in a material impact to our financial position, cash flows or results of operations.

In November 2002, the EITF reached a consensus on Issue 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). The consensus was reached that cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should be treated as a reduction of cost of sales when recognized in the customer’s income statement. This presumption can be overcome if the consideration can be shown to represent either a payment for assets or services delivered to the vendor or a reimbursement of costs incurred by the reseller to sell the vendor’s products. The EITF also reached consensus on when a customer should recognize a rebate or refund that is payable only if the customer completes a specified level of purchases. Recognition should occur when the rebate or refund is probable or reasonably estimable and should be based on a systematic and rational method. This consensus is to be applied to fiscal periods beginning after December 15, 2002. We already account for such consideration as a reduction of cost of sales when the vendor rebate is probable and reasonably estimable and based on a systematic and rational allocation of the cash consideration to be received; therefore, EITF 02-16 has no material impact on our financial position, cash flows or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“Statement 148”). Statement 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“Statement 123”) and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure requirements of Statement 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have adopted the disclosure provisions of Statement 148 for our financial statements included in this Form 10-Q.

In January 2003, the FASB issued Interpretation Number 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN

46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. We do not expect the adoption of FIN 46 to have an impact on our financial position, cash flows or results of operations.

Note C – Warranties and Financial Guarantees

Warranties:

On product sales in our RF Communications, Microwave Communications, Network Support and Broadcast Communications segments we provide for future warranty costs upon product delivery. The specific terms and conditions of those warranties vary depending upon the product sold and country in which we do business. In the case of hardware manufactured by us, our warranties generally start from the delivery date and continue as follows:

Segment	Warranty Periods

RF Communications	One to five years

Microwave Communications	Two to three years

Network Support	18 months to three years

Broadcast Communications	One to five years

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

Changes in our warranty liability, which is included as a component of “Other accrued items” on the Condensed Consolidated Balance Sheet, during the first three quarters of fiscal 2003 are as follows:

(In millions)
Balance as of June 28, 2002	$17.1

Warranty provision for sales made during the three quarters ended March 28, 2003	11.7

Settlements made during the three quarters ended March 28, 2003	(10.8)

Other adjustments to the liability including those for translation during the three quarters ended March 28, 2003	0.1

Balance as of March 28, 2003	$18.1

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

Financial Guarantees:

Guarantees are contingent commitments issued to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper issuances, bond financings and similar transactions. The term of the guarantee is equal to the remaining term of the related debt, which ranges from one to three years. The maximum potential amount of future payments we could be required to make under our guarantees at March 28, 2003 is $1.6 million. At March 28, 2003, there are no guarantees accrued for in our Condensed Consolidated Balance Sheet. We also hold insurance policies with third parties to mitigate the risk of loss on a portion of these guarantees.

Note D – Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

Comprehensive income for the quarters ended March 28, 2003 and March 29, 2002 was $24.5 million and $10.6 million, respectively. Comprehensive income for the three quarters ended March 28, 2003 and March 29, 2002 was $49.9 million and $20.8 million, respectively.

The components of accumulated other comprehensive income (loss), net of related tax, at March 28, 2003 and June 28, 2002 are as follows:

	March 28,	June 28,
	2003	2002

	(In millions)
Net unrealized gain (loss) on securities available for sale	$(2.1)	$12.8

Foreign currency translation adjustments	(16.3)	(22.8)

Net unrealized gain (loss) on hedging activity	(0.4)	0.1

	$(18.8)	$(9.9)

Note E – Receivables

Receivables are summarized below:

	March 28,	June 28,
	2003	2002

	(In millions)
Accounts receivable	$381.8	$383.7

Notes receivable due within one year-net	13.1	13.3

	394.9	397.0

Less allowances for collection losses	(13.2)	(16.7)

	$381.7	$380.3

Note F – Inventories and Unbilled Costs

Inventories are summarized below:

	March 28,	June 28,
	2003	2002

	(In millions)
Finished products	$41.6	$42.9

Work in process	26.6	28.2

Raw materials and supplies	168.7	162.1

	$236.9	$233.2

Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $148.6 million at March 28, 2003 and $217.8 million at June 28, 2002.

Note G – Plant and Equipment

Plant and equipment are summarized below:

	March 28,	June 28,
	2003	2002

	(In millions)
Land	$12.3	$12.3

Buildings	280.6	274.2

Machinery and equipment	593.5	563.2

	886.4	849.7

Less allowances for depreciation	(606.4)	(579.1)

	$280.0	$270.6

Note H – Net Income Per Share

Average outstanding shares used in the computation of net income per share are as follows:

	Quarter Ended		Three Quarters Ended

	March 28,	March 29,	March 28,	March 29,
	2003	2002	2003	2002

	(In millions)
Basic:

Weighted average shares outstanding	66.4	66.1	66.4	66.0

Contingently issuable shares	(0.2)	(0.1)	(0.2)	(0.1)

	66.2	66.0	66.2	65.9

Diluted:

Weighted average shares outstanding	66.4	66.1	66.4	66.0

Dilutive stock options	0.2	0.3	0.2	0.3

Contingently issuable shares	(0.2)	(0.1)	(0.2)	(0.1)

	66.4	66.3	66.4	66.2

Diluted earnings per share excludes 3,314,917 million shares related to our 3.5% Convertible Debenture due 2022 because conversion conditions have not been met.

Note I – Stock Options

In accordance with APB Opinion No. 25, we use the intrinsic-value method of accounting for stock option awards granted to employees and, accordingly, do not recognize compensation expense for our stock option awards to employees in the Condensed Consolidated Statement of Income, as all option prices are 100 percent of market value on the date the options are granted. Options may be exercised for a maximum of 10 years after the date of grant.

The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Statement 123 to all previously granted stock-based awards after giving consideration to potential forfeitures. The fair value of each option grant is estimated using the Black-Scholes option-pricing model. The estimated fair value of options granted is amortized to expense over their vesting period, which is generally three years.

			Three
	Quarter Ended		Quarters Ended

	March 28,	March 29,	March 28,	March 29,
	2003	2002	2003	2002

	(In millions)
Net income, as reported	$22.6	$22.5	$58.8	$56.0

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.4)	(1.7)	(4.9)	(4.8)

Pro forma net income	$21.2	$20.8	$53.9	$51.2

Net income per common share, as reported

Basic	$.34	$.34	$.89	$.85

Diluted	$.34	$.34	$.89	$.85

Pro forma net income per common share

Basic	$.32	$.32	$.81	$.78

Diluted	$.32	$.31	$.81	$.77

Total compensation expense recognized from performance and restricted shares during the quarters ended March 28, 2003 and March 29, 2002 was $1.1 million and $1.2 million, respectively. Total compensation expense recognized from performance and restricted shares during the three quarters ended March 28, 2003 and March 29, 2002 was $1.3 million and $2.7 million, respectively

Note J – Non-Operating Income

The components of non-operating income are as follows:

			Three
	Quarter Ended		Quarters Ended

	March 28,	March 29,	March 28,	March 29,
	2003	2002	2003	2002

	(In millions)
Gains from the sale of securities available for sale	$6.3	$16.2	$16.4	$50.3

Write-downs of securities available for sale for other than temporary decreases in market value	—	(0.4)	(0.7)	(3.7)

Gain on the sale of LiveTV, LLC	—	—	18.8	—

Gain on the sale of GE Harris Energy Control Systems, LLC	—	—	—	10.3

Write-down of investment interest in Terion, Inc.	—	—	—	(10.0)

Royalty income (expense)	(1.1)	1.3	(2.6)	(3.7)

Equity income (loss)	—	—	—	7.3

Investments in marketing and technology projects and other items	(2.4)	(9.5)	(9.8)	(17.2)

	$2.8	$7.6	$22.1	$33.3

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

Note K – Long-Term Debt

On August 26, 2002, we completed the private placement of $150 million of our 3.5% Convertible Debentures due 2022. The debentures initially carry an annual interest rate of 3.5 percent. The Convertible Debenture offering was made only to qualified institutional buyers under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”) and outside the United States pursuant to Regulation S under the Securities Act. The interest rate on the convertible debentures will be reset, within a specified range, in 2007, 2012 and 2017. These debentures are unsecured obligations convertible into shares of our common stock at an initial conversion price of $45.25 per share, subject to adjustment, under any of the following circumstances: (i) during any calendar quarter if the closing sale price of our common stock, for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the previous calendar quarter, is more than 110 percent of the applicable conversion price per share of our common stock on such last trading day, (ii) if we have called the debentures for redemption, (iii) upon the occurrence of specified credit rating events with respect to the debentures, or (iv) upon the occurrence of specified corporate transactions. The debentures were issued at 100 percent of the principal amount, less a discount of 2.5 percent to the initial purchasers. We may redeem the debentures commencing August 2007 at 100 percent of the principal amount plus accrued interest, if any. Holders may require us to repurchase the debentures, in whole or in part, on specified dates in 2007, 2012 and 2017 or upon the occurrence of certain other events at 100 percent of the principal amount plus accrued interest, if any. We incurred $4.8 million in debt issuance costs related to the issuance of the Convertible Debentures, which costs are being amortized on a straight-line basis over a five-year period and reflected as a portion of interest expense in the Condensed Consolidated Statement of Income.

Also, during the quarter ended September 27, 2002, we paid $30.5 million to retire our 6.38% notes due 2002.

Note L – Business Segments

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

The accounting policies of the operating segments are the same as those described in the “Significant Accounting Policies” footnote in our Fiscal 2002 Form 10-K. We evaluate each segment’s performance based on its “operating income,” which we define as profit or loss from operations before income taxes excluding interest income and expense, equity income, goodwill amortization and gains or losses from securities and other investments. Intersegment sales, which are insignificant, are accounted for at prices comparable to those provided to unaffiliated customers. “Corporate eliminations” represent the elimination of intersegment sales.

Total assets by business segment and for headquarters are summarized below:

	March 28,	June 28,
	2003	2002

	(In millions)
Total Assets

Government Communications Systems	$427.0	$401.1

RF Communications	151.6	119.4

Microwave Communications	430.4	457.4

Network Support	78.3	91.1

Broadcast Communications	358.5	336.0

Headquarters	597.5	453.5

	$2,043.3	$1,858.5

Segment revenue, segment operating income and a reconciliation of segment operating income to income before income taxes follows:

	Quarter Ended		Three Quarters Ended

	March 28,	March 29,	March 28,	March 29,
	2003	2002	2003 (2)	2002 (3)

	(In millions)
Revenue

Government Communications Systems	$296.0	$239.0	$820.7	$675.5

RF Communications	87.6	67.3	226.7	184.5

Microwave Communications	72.2	71.8	203.8	224.3

Network Support	11.9	13.7	37.2	43.0

Broadcast Communications	75.9	93.3	238.0	255.0

Corporate eliminations	(4.7)	(1.8)	(13.4)	(4.1)

Total Revenue	$538.9	$483.3	$1,513.0	$1,378.2

Income Before Income Taxes

Segment Operating Income (Loss):

Government Communications Systems	$26.6	$21.4	$74.8	$60.3

RF Communications	23.8	13.3	57.7	33.1

Microwave Communications	(0.8)	0.2	(16.3)	(11.6)

Network Support	(1.4)	(0.8)	(6.6)	(7.2)

Broadcast Communications	2.5	8.2	10.4	25.4

Headquarters expense	(14.3)	(12.6)	(39.2)	(37.1)

Non-operating income (1)	2.8	7.6	22.1	33.3

Net interest	(5.0)	(3.2)	(13.8)	(11.4)

Total Income Before Income Taxes	$34.2	$34.1	$89.1	$84.8

(1)	“Non-operating income” includes equity income, royalty income (expense), gains and losses from the sale of securities available for sale, write-downs of securities available for sale and other investments, and investments made in marketing and technology projects. Additional information regarding non-operating income is set forth in Note J “Non-Operating Income.”

(2)	Non-operating income for the three quarters ended March 28, 2003 includes an $18.8 million pretax gain on the sale of our minority interest in our LiveTV venture.

(3)	Non-operating income for the three quarters ended March 29, 2002 includes a $10.0 million write-down of our investment interest in Terion, Inc. and a $10.3 million pretax gain from the sale of our minority interest in our GE Harris Energy Control Systems, LLC joint venture.

Note M – Subsequent Events

In the fourth quarter of fiscal 2003 we began implementing cost reduction actions aimed at reducing corporate overhead expenses and increasing operating income in our commercial businesses. Actions in the fourth quarter will include reductions in labor and facility costs, discontinuation of several low-margin telecom products and disposal of assets remaining from the previously exited telecom switch business.

Approximately 230 positions are being eliminated at our Corporate Headquarters location and the Broadcast Communications Division. Product lines to be exited include the wireless local loop WinRoll and RapidNet products, which were principally designed for international market applications. Also being discontinued is our digital subscriber line test product aimed at the domestic CLEC market.

As a result of these cost reduction actions, we expect pre-tax charges in the range of $30 to $35 million, or approximately $.30 to $.35 per share in the fourth quarter of fiscal 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Condensed Consolidated Financial Statements and related Notes to Financial Statements appearing elsewhere in this report. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our Fiscal 2002 Form 10-K.

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

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in the “Significant Accounting Policies” footnote in our Notes to Financial Statements included in our Fiscal 2002 Form 10-K. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting estimates for us include: (i) revenue recognition on long-term contracts and contract estimates, (ii) provisions for excess and obsolete inventory losses, (iii) allowance for doubtful accounts and credit losses for accounts and finance receivables, (iv) valuation of marketable securities and strategic investments, and (v) impairment testing of goodwill and other acquired intangible assets. For additional discussion of our critical accounting estimates, see our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2002 Form 10-K.

RESULTS OF OPERATIONS

Quarter Ended March 28, 2003: Revenue for the third quarter of fiscal 2003 was $538.9 million, an increase of $55.6 million or 11.5 percent compared to the third quarter of fiscal 2002. The increase in revenues resulted primarily from increased volume in the Government Communications Systems and RF Communications segments, which was partially offset by a decrease in revenues in the Broadcast Communications segment.

Income before income taxes in the third quarter of fiscal 2003 was $34.2 million compared to $34.1 million for the third quarter of fiscal 2002. Operating income increases in our RF Communications and Government Communications Systems segments were offset primarily by a decrease in non-operating income from $7.6 million in the third quarter of fiscal 2002 to $2.8 million in the third quarter of fiscal 2003 and lower operating income in our Broadcast Communications segment. Additionally, there was an increase in net interest expense from $3.2 million in the third quarter of fiscal 2002 to $5.0 million in the third quarter of fiscal 2003.

Comparative Statement of Income

Our comparative statement of income is as follows:

	Quarter Ended			Three Quarters Ended

			%			%
	March 28,	March 29,	Inc./	March 28,	March 29,	Inc./
	2003	2002	(Dec.)	2003	2002	(Dec.)

	(In millions)
Revenue from product sales and services	$538.9	$483.3	11.5%	$1,513.0	$1,378.2	9.8%

Cost of product sales and services	(404.9)	(354.3)	14.3%	(1,128.9)	(1,018.9)	10.8%

Gross margin	134.0	129.0	3.9%	384.1	359.3	6.9%

% of revenue	24.9%	26.7%		25.4%	26.1%

Engineering, selling and administrative expenses	(97.6)	(99.3)	(1.7)%	(303.3)	(296.4)	2.3%

% of revenue	18.1%	20.5%		20.0%	21.5%

Non-operating income	2.8	7.6	(63.2)%	22.1	33.3	(33.6)%

Interest income	1.5	2.9	(48.3)%	5.0	9.6	(47.9)%

Interest expense	(6.5)	(6.1)	6.6%	(18.8)	(21.0)	(10.5)%

Income before income taxes	34.2	34.1	0.3%	89.1	84.8	5.1%

% of revenue	6.3%	7.1%		5.9%	6.2%

Income taxes	(11.6)	(11.6)	—	(30.3)	(28.8)	5.2%

Net income	$22.6	$22.5	0.4%	$58.8	$56.0	5.0%

% of revenue	4.2%	4.7%		3.9%	4.1%

Gross Margin: Gross margin as a percent of revenue was 24.9 percent in the third quarter of fiscal 2003 compared to 26.7 percent in the third quarter of fiscal 2002. The lower gross margin resulted primarily from our Broadcast Communications segment, which had lower volume and a shift in product mix away from higher margin digital television (“DTV”) equipment to lower-margin analog products. Gross margins in our Microwave Communications and Network Support segments also decreased in the third quarter when compared to the prior-year quarter because of a change in revenue mix and its impact on capacity. These gross margin decreases were partially offset by improved gross margins from higher sales volume and manufacturing efficiencies in our RF Communications segment.

Engineering, Selling and Administrative Expenses: Engineering, selling and administrative expenses decreased $1.7 million and also decreased as a percent of revenue. These expenses were 18.1 percent of revenue in the third quarter of fiscal 2003 compared to 20.5 percent in the third quarter of fiscal 2002. As a result of cost-cutting actions, engineering, selling and administrative expenses declined significantly in our Microwave Communications, Network Support and Broadcast Communications segments. These decreases in engineering, selling and administrative expenses were partially offset by increased supplemental executive retirement plan related headquarters expense and higher research and development and marketing and selling expenses in the RF Communications segment related to new product development for the Joint Tactical Radio System (“JTRS”) as well as other multiband handheld radios. The Government Communications Systems segment also had increased marketing and selling expenses due to increased volume and bid opportunities for the segment.

Non-operating Income: Non-operating income decreased from $7.6 million in the third quarter of fiscal 2002 to $2.8 million in the third quarter of fiscal 2003 due primarily to a decrease in gains from the sale of marketable securities available for sale. Non-operating income in the third quarter of fiscal 2002 included $16.2 million in gains from the sale of marketable securities available for sale compared to $6.3 million in the third quarter of fiscal 2003. The decrease in gains from the sale of marketable securities was partially offset by lower costs related to marketing and technology projects in the third quarter of fiscal 2003 versus the prior-year quarter.

Interest Income and Interest Expense: Interest income of $1.5 million in the third quarter of fiscal 2003 decreased from $2.9 million in the third quarter of fiscal 2002 primarily due to interest received from the U.S. government in the prior year that resulted from the overpayment of taxes. Interest expense increased slightly to $6.5 million in the third quarter of fiscal 2003 versus $6.1 million in the third quarter of fiscal 2002 due to increased borrowings.

Income Taxes: The provision for income taxes as a percentage of pretax income remained unchanged at 34.0 percent in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. Both fiscal 2003 and fiscal 2002 tax rates were lower than the federal and state statutory rate and benefited from the impact of export sales.

Return on Revenue: Income before income taxes as a percentage of revenue was 6.3 percent in the third quarter of fiscal 2003 versus 7.1 percent in the third quarter of fiscal 2002. The decrease was due primarily to the reasons previously discussed.

Three Quarters Ended March 28, 2003: Revenue for the three quarters ended March 28, 2003 was $1,513.0 million compared to $1,378.2 million for the first three quarters of fiscal 2002 due primarily to the increase in volume at the RF Communications and Government Communications Systems segments. The gross margin as a percent of revenue decreased to 25.4 percent in the first three quarters of fiscal 2003 from 26.1 percent in the first three quarters of fiscal 2002. Decreased gross margin as a percent of sales was primarily due to the decreased margins realized in our Broadcast Communications segment, which had a shift in product mix away from higher margin DTV equipment to lower-margin analog products. This decrease was offset by an increase in our RF Communications segment’s gross margin due to higher volumes and manufacturing efficiencies.

Engineering, selling and administrative expenses increased $6.9 million from $296.4 million in the first three quarters of fiscal 2002 to $303.3 million in the first three quarters of fiscal 2003. Engineering, selling and administrative expenses as a percent of revenue was 20.0 percent in the first three quarters of fiscal 2003 compared to 21.5 percent in the first three quarters of fiscal 2002. The $6.9 million increase was primarily due to $8.3 million of implementation costs associated with cost-cutting actions taken at our Microwave Communications segment in the second quarter of fiscal 2003. There were also increased research and development expenses and selling and marketing expenses in our RF Communications segment related to increased volume and new product development for JTRS and other multiband handheld radios and increased selling and marketing expenses in our Government Communications Systems segment due to increased volumes and bid opportunities. Excluding the $8.3 million implementation costs noted above, engineering, selling and administrative expenses in the Microwave Communications and Network Support segments decreased due to ongoing cost reductions that have been implemented in these segments.

Non-operating income decreased from $33.3 million in the first three quarters of fiscal 2002 to $22.1 million in the first three quarters of fiscal 2003 due primarily to a decrease in gains from the sale of marketable securities available for sale. Non-operating income in the first three quarters of fiscal 2002 included $50.3 million in gains from the sale of marketable securities available for sale compared to $16.4 million in the first three quarters of fiscal 2003. Non-operating income in the first three quarters of fiscal 2002 also included a $10.3 million gain on the sale of our minority interest in GE Harris Energy Control Systems, LLC, joint venture, equity income of $7.3 million and was reduced by a $10.0 million write-down of our investment interest in Terion, Inc. Non-operating income in the first three quarters of fiscal 2003 included an $18.8 million gain on the sale of our minority interest in our LiveTV venture.

Income before income taxes for the first three quarters of fiscal 2003 increased $4.3 million to $89.1 million or 5.9 percent of revenue from $84.8 million or 6.2 percent of revenue for the first three quarters of fiscal 2002. The $4.3 million increase in income before income taxes was due primarily to the reasons previously discussed.

Segment Revenue, Segment Operating Income and Income Before Income Taxes

We are structured primarily around the markets we serve and operate in five business segments, which are Government Communications Systems, RF Communications, Microwave Communications, Network Support and Broadcast Communications. “Corporate eliminations” represent the elimination of inter-segment sales.

Segment revenue, segment operating income and a reconciliation of segment operating income to income before income taxes are as follows:

	Quarter Ended			Three Quarters Ended

			%			%
	March 28,	March 29,	Inc./	March 28,	March 29,	Inc./
	2003	2002	(Dec.)	2003	2002	(Dec.)

	(In millions)
REVENUE

Government Communications Systems	$296.0	$239.0	23.8%	$820.7	$675.5	21.5%

RF Communications	87.6	67.3	30.2%	226.7	184.5	22.9%

Microwave Communications	72.2	71.8	0.6%	203.8	224.3	(9.1)%

Network Support	11.9	13.7	(13.1)%	37.2	43.0	(13.5)%

Broadcast Communications	75.9	93.3	(18.6)%	238.0	255.0	(6.7)%

Corporate eliminations	(4.7)	(1.8)	—	(13.4)	(4.1)	—

Total Revenue	$538.9	$483.3	11.5%	$1,513.0	$1,378.2	9.8%

INCOME BEFORE INCOME TAXES

Segment Operating Income (Loss):

Government Communications Systems	$26.6	$21.4	24.3%	$74.8	$60.3	24.0%

% of revenue	9.0%	9.0%		9.1%	8.9%

RF Communications	23.8	13.3	78.9%	57.7	33.1	74.3%

% of revenue	27.2%	19.8%		25.5%	17.9%

Microwave Communications	(0.8)	0.2	(500.0)%	(16.3)	(11.6)	40.5%

% of revenue	(1.1)%	0.3%		(8.0)%	(5.2)%

Network Support	(1.4)	(0.8)	75.0%	(6.6)	(7.2)	(8.3)%

% of revenue	(11.8)%	(5.8)%		(17.7)%	(16.7)%

Broadcast Communications	2.5	8.2	(69.5)%	10.4	25.4	(59.1)%

% of revenue	3.3%	8.8%		4.4%	10.0%

Headquarters expense	(14.3)	(12.6)	—	(39.2)	(37.1)	—

Non-operating income (1)	2.8	7.6	(63.2)%	22.1	33.3	(33.6)%

Interest income	1.5	2.9	(48.3)%	5.0	9.6	(47.9)%

Interest expense	(6.5)	(6.1)	6.6%	(18.8)	(21.0)	(10.5)%

Total Income Before Income Taxes	$34.2	$34.1	0.3%	$89.1	$84.8	5.1%

% of revenue	6.3%	7.1%		5.9%	6.2%

(1)	Non-operating income for the three quarters ended March 28, 2003 includes an $18.8 million pretax gain on the sale of our minority interest in our LiveTV venture. Non-operating income for the three quarters ended March 29, 2002 includes a $10.0 million write-down of our investment interest in Terion, Inc. and a $10.3 million pretax gain from the sale of our minority interest in our GE Harris Energy Control Systems, LLC joint venture.

Government Communications Systems Segment: Revenues from the Government Communications Systems segment in the third quarter of fiscal 2003 increased 23.8 percent when compared to the third quarter of fiscal 2002 and operating income of $26.6 million increased 24.3 percent from the third quarter of fiscal 2002. Growth was all organic and resulted from a broad spectrum of defense and non-defense federal government contract wins and add-ons to previous awards. The U.S. Department of Defense transformation towards integrated communications and network-centric warfare continues and has significantly expanded opportunities for our technology, services and systems integration.

During the third quarter of fiscal 2003, Government Communications Systems won a three-year contract from the U.S. Air Force to develop and demonstrate a prototype radar payload for Space-Based Radar, a critical national defense program. The initial value of this contract with options is $88 million. Harris also received a 20-month, $21 million development contract from the FAA for the Next Generation Air/Ground Communications (“NEXCOM”) program. Harris is leading one of three NEXCOM teams vying for a potential $400 million contract. Also, during the quarter, we received a 10-year, $750 million indefinite delivery/indefinite quantity production contract from the National Imagery and Mapping Agency to supply geospatial and imagery-derived products for the Global Geospatial Intelligence program.

Government Communications Systems also won additional contracts for on-going programs, including telemetry modules supporting the U.S. Air Force Advanced Medium-Range Air-to-Air Missile. During the quarter, this segment completed its first hardware deliveries for the Joint Strike Fighter program as part of a $68 million advanced avionics design contract. In addition, this segment was awarded a 30-month, $55 million development contract for avionics supporting the U.S. Army’s RAH-66 Comanche helicopter.

RF Communications Segment: The RF communications segment reported record revenue and operating income levels for the quarter. Revenues from the RF Communications segment increased 30.2 percent in the third quarter of fiscal 2003 when compared to the same quarter last year. Operating income increased from $13.3 million in the third quarter of fiscal 2002 to $23.8 million in the third quarter of fiscal 2003. Continuing strong growth was driven by requirements for current products and next-generation tactical radio programs. We are continuing to benefit from our reputation as the technology leader and the most reliable and responsive supplier of secure tactical radios to the U.S. Military and our allies. The increased demand was for products that we either had in stock or could quickly produce with an increase in our production capabilities. Thus, we could meet the increased demand without additional fixed-costs.

During the quarter, RF Communications won contracts for its industry-leading Falcon® II radios from Romania, Macedonia, Uzbekistan, Tunisia and the U.K. Ministry of Defense. Development programs are well underway on next-generation tactical radio programs for the U.K. and U.S. military. This segment began shipping initial production quantities of high-frequency radio systems for integration into the U.K. Bowman Tactical Radio Program and, during the third quarter, was awarded a $10 million contract for cryptographic software development in support of the U.S. radio of the future – the JTRS.

Microwave Communications Segment: Revenues from the Microwave Communications segment increased 0.6 percent in the third quarter of fiscal 2003 compared to the prior-year quarter. This segment had an operating loss of $0.8 million in the third quarter of fiscal 2003 compared to operating income of $0.2 million in the third quarter of fiscal 2002. Microwave Communications revenue grew approximately 20 percent in North America in the third quarter of fiscal 2003 compared to the prior-year quarter primarily as a result of capacity upgrades by cellular and PCS providers. This segment also continued to benefit from a strong position in the private network business. This segment continues to increase its market share in North America through focused customer relationships, attention to product quality and expanded product features. Our new Constellation 155 radio, designed for rapid expansion and deployment of wireless services, has been well received by North American customers. Gross margin in our Microwave Communications segment decreased in the third quarter when compared to the prior-year quarter because of a change in revenue mix and its impact on capacity.

As expected, international markets remained weak and revenue declined compared to the prior-year quarter. Ongoing geo-political turmoil and capital constraints continue to plague infrastructure expansion programs. Eastern Europe, Asia and Africa did, however, continue to show relative strength. During the quarter, this segment won a $17 million contract from Odu’a Telecoms, a wireless broadband service provider in Nigeria. The program includes a five-state service deployment of point-to-multipoint radios and could expand if equipment and related service options are exercised.

Network Support Segment: Revenues from the Network Support segment decreased 13.1 percent in the third quarter of fiscal 2003 when compared to the third quarter of fiscal 2002. This segment had a $1.4 million operating loss in the third quarter of fiscal 2003 compared to an operating loss of $0.8 million in the third quarter of fiscal 2002 as this segment continues to suffer from the collapse of the DSL build-out and lower spending from the Regional Bell Operating Companies. Continued cost cutting programs helped to reduce losses on a sequential quarterly basis.

The business introduced a new Direct Access Test Unit for telecom central offices and field technicians. This product is designed to significantly reduce operating costs for service providers by reducing repeat visits required to diagnose and repair service problems or initiate new services. Initial field trials of this new solution are continuing and have exceeded customer expectations. Following the end of the third quarter we received a $5.1 million purchase order for this new product.

Broadcast Communications Segment: Revenues from the Broadcast Communications segment decreased 18.6 percent in the third quarter of fiscal 2003 compared to the same quarter last year. As anticipated, revenue was lower as U.S. TV broadcast stations delayed planned capital spending. Coverage of the war in Iraq has temporarily disrupted programming and, consequently, reduced advertising revenues and increased operating costs. As a result, many digital studio upgrades and automation projects were put on hold. Also, as previously reported, recent comments by the FCC that it is considering extending the timetable for digital upgrades to full-power requirements are dampening near-term capital spending for additional DTV transmission equipment.

In international markets, this segment won contracts during the quarter to provide a European standard (“DVB-T”) digital transmitter to Ho Chi Minh City Television in Vietnam, and a U.S. standard (“ATSC”) digital transmitter for the Korean Broadcasting System’s nationwide TV network. In radio markets, this segment expanded its leadership in HD radio, with sales of transmitters and exciters to a number of U.S. radio stations making the transition to digital standards.

The segment reported operating income of $2.5 million, down from $8.2 million in the third quarter of fiscal 2002. The decrease is due to lower revenues and a lower gross margin that reflects a shift in product mix away from higher margin DTV equipment to lower-margin analog products.

LIQUIDITY AND FINANCIAL POSITION

Cash Flows

Net cash provided by operating activities: Net cash provided by operating activities was $100.8 million for the first three quarters of fiscal 2003 compared to $107.9 million for the first three quarters of fiscal 2002. In the first three quarters of fiscal 2003, strong profits and working capital management in our Government Communications Systems and RF Communications segments primarily drove positive cash flows from operating activities.

Net cash provided by (used in) investing activities: Net cash used in investing activities was $13.7 million for the first three quarters of fiscal 2003 compared to net cash provided by investing activities of $31.9 million for the first three quarters of fiscal 2002. The decrease in cash provided by investing activities was due primarily to the decrease in proceeds from the sale of securities available for sale from $54.5 million in the first three quarters of fiscal 2002 to $19.3 million for the first three quarters of fiscal 2003. Also, additions of plant and equipment in the first three quarters of fiscal 2003 were $47.6 million versus $29.8 million in the first three quarters of fiscal 2002. The increase was primarily due to additions related to our Government Communications Systems segment’s recently won contract to integrate and modernize the FAA’s telecommunications infrastructure. Total additions of plant and equipment for us in fiscal 2003 are expected to be in the $80 million to $85 million range.

Cash provided by investing activities in the first three quarters of fiscal 2002 included $23.0 million in proceeds from the sale of our minority interest in our GE Harris Energy Systems, LLC joint venture, which was partially offset by $8.6 million cash paid for acquisitions. Cash used in investing activities in the first three quarters of fiscal 2003 benefited from $19.0 million in proceeds from the sale of our interest in our LiveTV venture.

Net cash provided by (used in) financing activities: Net cash provided by financing activities was $85.4 million for the first three quarters of fiscal 2003 compared to net cash used in financing activities of $113.2 million for the first three quarters of fiscal 2002. The increase is attributable to the receipt of $146.3 million in net proceeds from the private placement of our $150 million 3.5% Convertible Debentures due 2022 which was completed in the first quarter of fiscal 2003, which was offset by the repayment of our $30.5 million 6.38% notes due 2002.

In fiscal 2000, our Board of Directors approved a share repurchase program, which authorizes us to repurchase up to 15 million shares of our common stock periodically in the open market, in negotiated or block transactions or pursuant to tender offers. In the third quarter of fiscal 2003, we repurchased 17,500 shares of our common stock at an average price per share of $25.84. In the first three quarters of fiscal 2003, we have repurchased a total of 117,500 shares of our common stock at an average price of $24.61. An authorization to repurchase an additional 1.6 million shares under this repurchase program still exists.

Comparative Financial Position

Our comparative financial position is as follows:

	As of	As of
	March 28,	June 28,	Percent
	2003	2002	Increase/
	(Unaudited)	(Audited)	(Decrease)

	(In millions, except per share amounts)
Cash and cash equivalents	$396.5	$226.2	75.3%

Marketable securities	24.9	52.2	(52.3)%

Other current assets	904.2	875.1	3.3%

Current liabilities	(457.8)	(425.6)	7.6%

Working capital	$867.8	$727.9	19.2%

Goodwill	$224.7	$215.2	4.4%

Non-current deferred income tax asset	$20.6	$26.0	(20.8)%

Total debt	$416.3	$308.9	34.8%

Total shareholders’ equity	$1,183.4	$1,149.9	2.9%

Total debt as a % of total capital	26.0%	21.2%

Book value per share	$17.80	$17.33	2.7%

Cash and cash equivalents: Cash increased $170.3 million in the first three quarters of fiscal 2003 due primarily to the net receipt of $146.3 million from the private placement of convertible debentures, cash provided by operating activities of $100.8 million as noted above, cash receipts related to the sale of our interest in our LiveTV venture of $19.0 million and the sale of securities available for sale of $19.3 million. These increases were partially offset by the repayment of our $30.5 million 6.38% notes, $47.6 million in additions of plant and equipment, $15.9 million cash dividends paid and $2.9 million to repurchase 117,500 shares of our common stock.

Marketable securities: Marketable securities decreased from $52.2 million as of June 28, 2002 to $24.9 million as of March 28, 2003. The decrease was primarily due to the sale of a portion of our holdings in Intersil Corporation, the sale of the remainder of our holdings in Advanced Fibre Communications, Inc. and a decrease in the quoted market price of Intersil Corporation stock.

Working capital: Working capital increased 19.2 percent from $727.9 million as of June 28, 2002 to $867.8 million as of March 28, 2003. The $139.9 million increase was due primarily to increases in cash and cash equivalents as discussed above.

Goodwill: Goodwill increased from $215.2 million as of June 28, 2002 to $224.7 million as of March 28, 2003. The increase was due primarily to the final allocation of the purchase price related to the Broadcast Communication segment’s acquisition of Hirschmann Multimedia Communications Network.

Non-current deferred income taxes: The asset related to non-current deferred income taxes was $26.0 million as of June 28, 2002 versus $20.6 million as of March 28, 2003.

Total debt and capitalization: Total debt increased from $308.9 million as of June 28, 2002, representing 21.2 percent of total capital (defined as the sum of total debt plus shareholders’ equity), to $416.3 million as of March 28, 2003, representing 26.0 percent of total capital. The increase was primarily due to the private placement of our $150 million 3.5% convertible debentures in the first quarter of fiscal 2003, which was offset by the repayment of our $30.5 million 6.38% notes.

Capital Structure and Resources: We have available committed syndicated credit facilities with various banks that currently provide for borrowings up to $325.5 million. The credit facilities consist of a $212.5 million 3-Year Credit Agreement, which expires in May 2004 and a $113 million 364-Day Credit Agreement that expires in May 2003. We have determined not to renew the 364-Day Credit Agreement as it is not necessary to meet our current business needs. Interest rates on borrowings under these facilities and related fees are determined by a pricing matrix based upon our long-term debt rating assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. The availability of these facilities is not contingent upon our debt rating. We are not required to maintain compensating balances in connection with these agreements. At March 28, 2003 no amounts were borrowed under these facilities, but availability of borrowings under these facilities does enable us to issue commercial paper. The financial covenants contained in these facilities include, among others, maintenance of consolidated tangible net worth of not less than $801 million (which amount was initially $700 million and is subject to further increase), maintenance of a total debt to earnings before interest, taxes, depreciation and amortization ratio of not more than 3.0 and a limit on total debt to $800 million. These credit facilities also include negative covenants (i) limiting the creation of liens or other encumbrances, (ii) limiting certain sale and leaseback transactions, and (iii) limiting certain sales or other dispositions of assets other than in the ordinary course of business. In addition, these facilities include certain provisions for acceleration of maturity in the case of a (a) “cross default” with other indebtedness in an amount in excess of $25 million, (b) final uninsured judgment in excess of $25 million which remains unpaid or discharged, or (c) change of control, including if a person or group of persons acquires more than 25 percent of our voting stock.

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

We have outstanding unsecured long-term debt of $250 million, which we issued in public offerings. The earliest maturity of any long-term debt is more than four years away.

Our debt is currently rated “BBB” by Standard and Poor’s Rating Group and “Baa2” by Moody’s Investors Service. We expect to maintain operating ratios, fixed-charge coverage ratios and balance sheet ratios sufficient for retention of these debt ratings. However, there are no assurances that our credit ratings will not be reduced in the future. If our credit rating is lowered below “investment grade” then we may not be able to issue short-term commercial paper, but would instead need to borrow under our other credit facilities or look for other alternatives. As of March 28, 2003, we had no commercial paper borrowings outstanding.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We have contractual cash obligations to repay debt and to make payments under operating leases. We also have commitments related to contingent liabilities on outstanding letters of credit and surety bonds that are used to guarantee bids, down payments and performance and financial assurances. Guarantees are contingent commitments issued to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper issuances, bond financings, and similar transactions. The term of the guarantee is equal to the remaining term of the related debt, which ranges from one to three years. The maximum potential amount of future payments we could be required to make under our guarantees at March 28, 2003 is $1.6 million. At March 28, 2003, there are no guarantees accrued for in our Condensed Consolidated Balance Sheet. We also hold insurance policies with third parties to mitigate the risk of loss on a portion of these guarantees.

The amounts disclosed in our Fiscal 2002 Form 10-K include all of our off-balance sheet arrangements and contractual obligations that we consider to have a more than remote future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

No material changes occurred in our contractual cash obligations to repay debt and to make payments under operating leases or our commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our Fiscal 2002 Form 10-K except that in the first quarter of fiscal 2003, we repaid our $30.5 million 6.38% notes payable to banks and completed the private placement of our 3.5% convertible debt securities, which is previously described. Also, we received a release from our guarantee of borrowings for our LiveTV venture. This release was received in connection with the sale of our interest in LiveTV, which took place during the first quarter of fiscal 2003.

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

OUTLOOK

We have begun implementing cost reduction actions aimed at reducing corporate overhead expenses and increasing operating income in our commercial businesses. Actions in the fourth quarter will include reductions in labor and facility costs, discontinuation of several low-margin telecom products and disposal of assets remaining from the previously exited telecom switch business.

Approximately 230 positions are being eliminated at our Corporate Headquarters location and the Broadcast Communications Division. Product lines to be exited include the wireless local loop WinRoll and RapidNet products, which were principally designed for international market applications. These markets remain relatively weak. Further, our new point-to-multipoint products now offer a superior solution. Also being discontinued is our digital subscriber line test product aimed at the domestic CLEC market, which is unlikely to recover in the near term.

As a result of these cost reduction actions, we expect pre-tax charges in the range of $30 to $35 million, or approximately $.30 to $.35 per share in the fourth quarter of fiscal 2003.

We are pleased with the company’s solid financial performance and continue to have outstanding results in our two government communications businesses, but our commercial division results have been lagging. Our two telecom businesses appear to have stabilized and will benefit as a result of these cost reductions. Actions being implemented in our Broadcast Communications Division will reduce costs and improve profitability at that segment’s current level of business and position it for growth as the transition to digital technology regains momentum. Although non-operating income is likely to be lower than traditional levels in the near term, we have several important opportunities in the pipeline that will allow us to continue to capitalize on our large warehouse of technology and intellectual property. We remain committed to using our technology assets to create additional shareholder value in the future.

The cost reduction actions we have taken will assist in helping the company achieve significant operating margin improvement in fiscal 2004. The company’s financial position remains strong, and we will continue to invest in new technologies and products. At the same time, we will be persistent in reducing costs and driving efficiencies. As our global commercial markets return to normal conditions, these actions will position us for growth and improved performance.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they prove incorrect or never materialize, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements of our plans, strategies and objectives for future operations; any statements concerning new products, services or developments; any statements regarding future economic conditions, performance or outlook; statements as to the outcome of contingencies; statements as to the value of our contract awards and programs; statements of cash flows; statements of belief or expectation; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates” and similar words. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this report. Such statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Our consolidated results and the forward-looking statements could be affected by many factors, including:

•	uncertain economic conditions, which make it difficult to estimate growth in our markets and, as a result, future income and expenditures;

•	the severe telecommunications slow-down, which has had and may continue to have a negative effect on our telecom businesses;

•	our ability to meet cost reduction goals;

•	financial and government and regulatory risks relating to international sales and operations, including fluctuations in foreign currency exchange rates and the effectiveness of our currency hedging program;

•	government import and export policies and other government regulations;

•	the fair values of our portfolio of passive investments, which values are subject to significant volatility or erosion;

•	our ability to continue to develop new products that achieve market acceptance;

•	strategic acquisitions and the risks and uncertainties related thereto, including our ability to manage and integrate acquired businesses;

•	potential changes in government or customer priorities due to program reviews or revisions to strategic objectives, including potential failure to fund government contracts;

•	risks inherent with large long-term fixed price contracts, particularly the ability to contain cost overruns;

•	termination of government contracts;

•	the performance of critical subcontractors or suppliers;

•	potential claims that we are infringing the intellectual property rights of third parties;

•	the successful resolution of patent infringement claims and litigation and the ultimate outcome of other litigation and legal matters;

•	the impact of competitive products and pricing;

•	the ability to recruit and retain qualified personnel; and

•	general economic conditions in the markets in which we operate.

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

Foreign Exchange and Currency: We use foreign exchange contracts and options to hedge both balance sheet and off-balance sheet foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers and intercompany loans. We believe the use of foreign currency financial instruments should reduce the risk that arises from doing business in international markets. At March 28, 2003, we had open foreign exchange contracts with a notional amount of $110.4 million, of which $24.9 million were classified as cash flow hedges and $85.5 million were classified as fair value hedges. This compares to total foreign exchange contracts with a notional amount of $83.5 million as of June 28, 2002, of which $44.8 million were classified as cash flow hedges and $38.7 million were classified as fair value hedges. At March 28, 2003, contract expiration dates range from less than one month to twenty-eight months with a weighted average contract life of 0.3 years.

More specifically, the foreign exchange contracts classified as cash flow hedges are primarily being used to hedge currency exposures from cash flows anticipated from the United Kingdom Bowman Programme in our RF Communications segment. This contract for our tactical radio products was awarded in the third quarter of fiscal 2002. Under the contract, the customer pays in Pounds Sterling (“GBP”). We also have payments to local suppliers in GBP on this program. We have hedged the forecasted sales and vendor payments denominated in GBP to maintain our anticipated profit margin in U.S. dollars. As of March 28, 2003, we estimate that a pretax loss of $1.4 million would be reclassified into earnings from comprehensive income within the next twenty-eight months related to these transactions. The net gain or loss included in our earnings for the first three quarters of fiscal 2003 and 2002 representing the amount of fair value and cash flow hedges’ ineffectiveness was not material. No amounts were recognized in our earnings for the first three quarters of fiscal 2003 and 2002 related to the component of the derivatives instruments’ gain or loss excluded from the assessment of hedge effectiveness. In addition, no amounts were recognized in our earnings for the first three quarters of fiscal 2003 and 2002 related to hedged firm commitments that no longer qualify as fair value hedges. No material reclassification of gains and losses into earnings from comprehensive income is expected to result from transactions or events related to commitments to customers or suppliers within the next twelve months. All of these derivatives were recorded at their fair value on the balance sheet in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”).

Factors that could impact the effectiveness of our foreign exchange and currency hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for our foreign currency derivatives held at March 28, 2003 would have an impact of approximately $10.7 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.

Marketable Securities: We currently have a portfolio of marketable equity securities available for sale. These investments result from the retained interest in sold or spun-off businesses and the investment into start-up companies that have technology or products that are of interest to us. The fair market value of these securities at March 28, 2003 was $24.9 million, compared to $52.2 million at June 28, 2002. This decrease was due primarily to the sale of some of these investments in the first three quarters of fiscal 2003 and a decrease in these securities’ quoted market prices. The corresponding unrealized gain or loss is included as a component of shareholders’ equity. These investments historically have had higher volatility than most market indices. A 10 percent adverse change in the quoted market price of marketable equity securities would have an impact of approximately $2.5 million on the fair market value of these securities.

We utilize option contracts in the form of cashless collars to hedge anticipated cash flows from the sale of marketable securities. Contracts are generally one year or less. At March 28, 2003, we had open option contracts for 25,000 shares of Intersil Corporation stock at a weighted average strike price of $29.71, which compares to 175,000 shares at a weighted average strike price of $32.26 as of June 28, 2002. All of these collars were classified as cash flow hedges and recorded at their fair value on the balance sheet in accordance with Statement 133. The fair market value of these collars reflected in the caption “Other assets” on the Condensed Consolidated Balance Sheet was $0.4 million at March 28, 2003 and $1.9 million at June 28, 2002.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In April 2002, 43 plaintiffs filed suit against 23 defendants, including us, in the United States District Court for the Eastern District of New York (the “Schwinger” matter). The complaint seeks redress for injuries suffered by the plaintiffs as a result of defendants allegedly emitting toxins into the environment located in and near Hicksville, New York. Five related defendants are classified as “Verizon” defendants and are alleged to have released radioactive and toxic materials. The remaining defendants, including us, have been accused of releasing non-radioactive materials. The plaintiffs claimed damages that exceeded $360.0 million. In September 2002, we received an amended complaint, which added approximately 141 plaintiffs bringing the number of plaintiffs to 184. The claim for damages in the amended complaint appeared to double from the original complaint. In December 2002, the judge presiding over the Schwinger matter administratively dismissed the action and required the plaintiffs to refile their claims through three nominative plaintiffs. Those plaintiffs will be required to show how we and other defendants caused their losses before the remaining plaintiffs are allowed to proceed. We have been served with that refiled complaint which includes claims for compensatory and punitive damages. We were also served with a related complaint by a single plaintiff (the “Astuto” matter) who alleges losses similar to the three plaintiffs in the Schwinger matter but makes no monetary demand. The plaintiff in the Astuto matter will be required to show how we caused certain losses before eight other plaintiffs are able to join in that action. We have also been served with a complaint in a third related matter (the “Bennet” matter) where 44 plaintiffs are alleging claims similar to those brought by the Schwinger and Astuto plaintiffs against a similar group of defendants, including us. The Bennet plaintiffs are claiming $135.0 million in damages. We believe that our liability in these related matters, if any, is not significant. We anticipate filing appropriate motions in each case and to vigorously defend each action.

We previously filed a patent infringement claim against Ericsson, Inc. in the United States Federal District Court for the Northern District of Texas. On October 29, 2002, a jury rendered a verdict in our favor against Ericsson, Inc. and its parent company. The jury awarded us approximately $61 million in compensatory damages and found that Ericsson’s conduct was “willful.” We have filed a motion to treble the damages and Ericsson has filed motions (i) to decrease the damage award, (ii) to order a new trial, and (iii) for non-infringement and invalidity of the patent notwithstanding the jury’s verdict. Post trial motions were completed in January and we are awaiting the court’s decision. Decisions on these motions will be subject to potential appeals.

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

(10)	(a) Harris Corporation Retirement Plan (Amended and Restated effective January 1, 2003).

(b) (i) Harris Corporation Supplemental Executive Retirement Plan (amended and restated effective March 1, 2003).

(b) (ii) Amendment No. 1 to Supplemental Executive Retirement Plan.

(12)	Computation of Ratio of Earnings to Fixed Charges

(99)	Additional Exhibits:

(99.1)	Forward-Looking Statements and Factors that May Affect Future Results.

(99.2)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.3)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

(i)	On January 15, 2003, we filed with the Commission a Current Report on Form 8-K, pursuant to “Item 5. Other Events and Regulation FD Disclosure,” relating to our announcement of revenues and earnings for our fiscal quarter ending December 27, 2002.

(ii)	On January 21, 2003, we filed with the Commission a Current Report on Form 8-K, pursuant to “Item 5. Other Events and Regulation FD Disclosure,” relating to the announcement of the naming of Howard L. Lance as President and Chief Executive Officer of Harris.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS CORPORATION (Registrant)

Date: May 6, 2003	By: /s/ Bryan R. Roub Bryan R. Roub Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

I, Howard L. Lance, President and Chief Executive Officer of Harris Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Harris Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

May 6, 2003

/s/ Howard L. Lance NAME: HOWARD L. LANCE TITLE: PRESIDENT AND CHIEF EXECUTIVE OFFICER

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

May 6, 2003

/s/ Bryan R. Roub NAME: BRYAN R. ROUB TITLE: SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

EXHIBIT INDEX

Exhibit No.
Under Reg
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

(10)	(a) Harris Corporation Retirement Plan (Amended and Restated effective January 1, 2003).

(b) (i) Harris Corporation Supplemental Executive Retirement Plan (amended and restated effective March 1, 2003).

(b) (ii) Amendment No. 1 to Supplemental Executive Retirement Plan.

(12)	Computation of Ratio of Earnings to Fixed Charges

(99)	Additional Exhibits:

(99.1)	Forward-Looking Statements and Factors that May Affect Future Results.

(99.2)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.3)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.