Form 10-K
period 2003-06-27
HARRIS CORP /DE/
filed 2003-08-28
CIK 202058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 27, 2003
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

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x   No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).Yes x   No

      The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,684,742,209 (based upon the closing price on the New York Stock Exchange) on the last business day of the registrant’s most recently completed second fiscal quarter (December 27, 2002). For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates.

      The number of outstanding shares of the registrant’s common stock as of August 22, 2003 was 66,412,649.

      Documents Incorporated by Reference:

      Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on October 24, 2003, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended June 27, 2003, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

HARRIS CORPORATION

ANNUAL REPORT FOR THE FISCAL YEAR ENDED JUNE 27, 2003

Cautionary Statement Regarding Forward-Looking Statements

      The “Business” section and other parts of this Annual Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements of our plans, strategies and objectives for future operations; any statements concerning new products, services or developments; any statements regarding future economic conditions, performance or outlook; statements as to the outcome of contingencies; statements as to the value of our contract awards and programs; statements of belief or expectation; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates” and similar words. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Annual Report. Factors that might cause such differences include, but are not limited to, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. Such statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we undertake no obligation to update forward-looking statements to reflect further developments or information obtained after the date hereof and disclaim any obligation to do so.

PART I

ITEM 1.  BUSINESS.

HARRIS

      Harris Corporation, along with our subsidiaries, is an international communications equipment company focused on providing product, system and service solutions for commercial and government customers. Our five operating divisions serve markets for government communications and information processing, secure tactical radios, microwave, network support and broadcast.

      We were incorporated in Delaware in 1926 as the successor to three companies founded in the 1890s. Our principal executive offices are located at 1025 West NASA Boulevard, Melbourne, Florida 32919 and our telephone number is (321) 727-9100. Our common stock is listed on the New York Stock Exchange under the symbol “HRS.” On August 22, 2003, we employed about 10,300 people. We sell products in more than 90 countries.

General

      We structure our operations around the following five business segments: (1) Government Communications Systems, (2) RF Communications, (3) Microwave Communications, (4) Network Support, and (5) Broadcast Communications. Financial information with respect to all of our other activities, including corporate costs not allocated to the operating segments, is reported as part of Headquarters Expense or Non-Operating Income.

      Each of our five business segments, which are also referred to by us as “divisions,” has been organized on the basis of specific communications markets. For the most part, each operating segment has its own marketing, engineering, manufacturing and product service and maintenance organization. We produce most of the products we sell.

      Our total revenues in fiscal 2003 were approximately $2.09 billion compared to approximately $1.88 billion a year earlier. Total revenues in the United States increased approximately 14 percent from a year earlier while international revenues, which amounted to approximately 20 percent of our total revenues in fiscal 2003, increased approximately 3 percent. Our net income for fiscal 2003 was $59.5 million compared to $82.6 million in fiscal 2002.

Web Site Access to Company’s Reports

      We maintain an Internet web site at http://www.harris.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our web site as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). We will also provide the reports in electronic or paper form free of charge upon request. Our Internet web site and the information posted therein is not incorporated into this Annual Report on Form 10-K. All reports we file with the SEC are also available free of charge via EDGAR through the SEC’s web site at http://www.sec.gov.

Financial Information About Our Business Segments

      Financial information with respect to our business segments, including revenues, operating income or loss and total assets, is contained under the caption “Discussion of Business Segments” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 23: Business Segments in the Notes to Financial Statements and is incorporated herein by reference. Financial information with respect to our operations outside the United States is contained in Note 23: Business Segments and is incorporated herein by reference.

Description of Business by Segment

Government Communications Systems

      Our Government Communications Systems segment conducts advanced research studies, develops prototypes and designs, develops and produces state-of-the-art airborne, spaceborne and terrestrial communications and information processing equipment and systems for the U.S. Department of Defense, Federal Aviation Administration and other U.S. Government agencies and also for other large aerospace and defense companies serving the U.S. Government marketplace. This segment also develops and produces information processing and communications systems to collect, store, retrieve, process, analyze, display and distribute information for the U.S. Government, its agencies and its prime contractors. The Government Communications Systems segment specializes in aerospace communications, avionics and ground communications; optical solutions; image collection, storage, retrieval and processing; information and transportation technology systems and communications; and communications engineering and technical services. This segment’s state-of-the-art technologies, products, systems and services include:

Aerospace Communications Systems:

•	communication and information management systems,

•	advanced avionics systems,

•	advanced aerospace and avionics products,

•	cockpit controls and display processors for military aircraft,

•	cockpit digital moving maps for enhanced situational awareness for military pilots,

•	intelligence, surveillance and reconnaissance products, systems and services,

•	high-speed fiber-optic networking and switches for military aircraft,

•	datalinks and wireless area networks for deployed munitions,

•	wideband datalinks that deliver intelligence, surveillance and reconnaissance to soldiers in the field via unmanned aerial vehicles and other aircraft,

•	unfurlable mesh satellite antennas for regional mobile wireless communications and improved navigational capabilities,

•	phased-array antennas for spacecraft that enable mobile and broadband communications,

•	weapon datalinks, anti-jam GPS and telemetry electronics that ensure the accuracy of precision strike missiles,

•	radiation-hardened processors for communications satellite payloads, and

•	spaceborne switches, modems and cross-links.

Ground Communications Systems:

•	tactical/mobile satellite terminals for communications at C-, X-, Ku-, Ka- and Q-1 bands, as well as multiband systems,

•	command, control, communication, computer and intelligence systems, products and services,

•	tactical communications terminals for ground and shipboard environments,

•	fire control systems for mobile-fired artillery,

•	large-aperture fixed satellite communications terminals,

•	electronic threat and warfare simulation and training,

•	communications-on-the-move systems that operate in the C through Q bands,

•	wireless local area network products for battlespace networks and secure communications, and

•	network security software.

Information, Technical Services and Communications Systems:

•	custom data and image processing systems and software,

•	laser image recorders,

•	meteorological weather processing systems,

•	high-reliability air traffic control communications,

•	telecommunications system design and integration,

•	government technical support and information technology,

•	satellite network control and support, and

•	wideband data handling systems.

      The Government Communications Systems segment is a supplier of advanced-technology communications and information processing systems to the U.S. Department of Defense (including Air Force, Army and Navy customers), Federal Aviation Administration, NASA, National Imaging and Mapping Agency, U.S. Census Bureau, other Federal and local government agencies and aircraft manufacturers and prime contractors. In fiscal 2003, approximately 38 percent of the revenues for this segment were under contracts with prime contractors and approximately 62 percent were direct with the customer.

      The Government Communications Systems segment is a leading supplier of air-traffic control communication systems and is also a major supplier of custom aircraft and spaceborne communication and information processing systems; cockpit digital moving maps, controls and display processors; a leading supplier of terrestrial and satellite communication systems, including large deployable satellite antenna systems and flat panel, phased-array and single-mission antennas; and a preeminent supplier of super-high-frequency military satellite ground terminals for the U.S. Department of Defense.

      This segment is a major supplier of custom ground-based systems and software designed to collect, store, retrieve, process, analyze, display and distribute information for government, defense and law enforcement applications, including meteorological data processing systems and range management information systems. This segment also provides computer-controlled electronic maintenance, logistic, simulation and test systems for military aircraft, ships and ground vehicles, and provides sophisticated ground-based and shipboard command, control, communication, computer and intelligence systems, products and services for many government end-users. This segment’s electronic products enable high-speed communications for platforms such as the USAF F/A-22 Raptor air-dominance fighter, the F/ A-18 Super Hornet and the Army’s RAH-66 Comanche advanced armed reconnaissance helicopter. The segment is also supplying portions of the communications systems for the Ground-based Midcourse Defense program (formerly known as National Missile Defense) and has won follow-on awards for the U.S. Army’s Multiple Launch Rocket System program.

      Specific examples of technology developed by this segment include a family of wideband digital links to support the transmission of radar, imagery and video from reconnaissance aircraft, unmanned aerial vehicles and satellites and the development of a digital map that electronically displays real-time terrain, flight paths and target locations for fighter helicopters. The segment also has extensive expertise in microelectronics, microelectronic machines and advanced wireless tracking technology and is developing secure wireless LAN products for battlefield applications and advanced modems for use in high-bandwidth efficient systems.

      Major program milestones for the segment in fiscal 2003 included:

•	an award of a 15-year, $1.7 billion contract to integrate and modernize the FAA’s Telecommunications Infrastructure (“FTI”). The total contract amount of the FTI program, including options, could reach $3.5 billion through 2017. This program, for which we are the prime contractor, will consolidate telecommunications at more than 5,000 FAA facilities nationwide, while reducing operating costs, enhancing network security and improving service,

•	an award from the Air Force for its Mission Communications Operations and Maintenance (“MCOM”) program. The MCOM program, which was awarded to Harris during the first quarter of fiscal 2003 under a one-year contract with six one-year options, provides operations and maintenance services for the U.S. Air Force Satellite Control Network’s communications functions at Schriever AFB, Colorado and Onizuka AFS, California. During the fourth quarter, the Air Force awarded a $9.7 million addition to the program, bringing MCOM’s total potential value for Harris to $365 million by 2009,

•	an award in late June of 2002 of an eight-year contract by the U.S. Census Bureau for the Master Address File/ Topologically Integrated Geographic Encoding and Referencing Accuracy Improvement Project (“MAF/TIGER”), currently anticipated to provide total revenue of $200 million over an eight-year period. This program will provide a computer database of all addresses and locations where people live or work, covering an estimated 115 million residences and 60 million businesses in the U.S.,

•	a contract with The Boeing Company for an initial six-year, $90 million military satellite communications hardware design, development and integration project for the U.S. Air Force’s Family of Beyond Line of Sight Terminal (“FAB-T”) program. FAB-T will provide the warfighter with protected wideband satellite communications on strategic aircraft and at remote ground terminals. Harris is conducting terminal and antenna hardware integration and operator interface development for aircraft and ground terminals. An extensive production phase is expected to follow this design and development phase,

•	an award of a three-year contract from the U.S. Air Force Space and Missile Systems Center and the National Reconnaissance Office to develop and demonstrate a prototype radar payload for Space-Based Radar (“SBR”), a critical national defense program. The initial value of this contract with options could be $88 million. The final payload design, development, production and support program for all SBR spacecraft could reach $1 billion by 2013 for the winning company, which is to be selected following the prototype phase,

•	an award of a 20-month, $21 million development contract from the FAA for the Next Generation Air/ Ground Communications (“NEXCOM”) program. NEXCOM will enable the FAA to increase Air Traffic Control air-to-ground channels to meet the rapid growth requirements of the nation’s air traffic system. Harris is also leading one of three NEXCOM teams vying for the NEXCOM Full Scale Development program in 2005, which could generate revenues up to $400 million over nine years, and

•	an award of an indefinite delivery/indefinite quantity (“IDIQ”) production contract from the National Imagery and Mapping Agency (“NIMA”) to supply geospatial and imagery-derived products for the Global Geospatial Intelligence (“GGI”) program. Under this contract, Harris will supply NIMA with foundation data products, mapping and charting production services, surveying services and production management in support of GGI. Harris is currently providing NIMA with similar products and services under a program called OMNIBUS. GGI is the next-generation, follow-on program to OMNIBUS and could be worth several hundred million dollars.

      The awards and milestones in fiscal 2003 are in addition to significant awards and contracts awarded to the segment during fiscal 2002 which included:

•	obtaining a major role in providing advanced avionics systems design, development and production work for the Lockheed Martin Joint Strike Fighter (“JSF”) aircraft. We currently expect to provide more than $2 billion in avionics infrastructure, image processing digital map software and fiber optics work over the anticipated 20-year life of the program,

•	an award of a $222 million production contract by the U.S. Army Communications Command for 205 lightweight multiband satellite terminals (“LMST”), and

•	an award of a six-year, $70 million contract by TRW Inc. for development of the In-Flight Interceptor Communications System for the Ground-based Midcourse Defense (“GMD”) program.

      A significant portion of this segment’s business involves classified programs. While classified programs are not discussed in this Annual Report, the operating results relating to classified programs are included in our consolidated financial statements and the business risks associated with such programs do not differ materially from those of other programs for the U.S. Government. Under many of our programs, we are required to maintain facility and personnel security clearances complying with U.S. Department of Defense and other Federal agency requirements.

      Revenue in fiscal 2003 for this business segment increased 23.0 percent to $1,137.4 million from $924.4 million in fiscal 2002. Segment operating income increased 22.7 percent to $104.9 million. This segment contributed 54 percent of our total revenues in fiscal 2003, 49 percent in fiscal 2002 and 43 percent in fiscal 2001.

      Most of the sales of the Government Communications Systems segment are made directly or indirectly to the U.S. Government under contracts or subcontracts containing standard government contract clauses providing for redetermination of profits, if applicable, and for termination at the convenience of the U.S. Government or for default of the contractor. Some of our Government Communications Systems segment’s significant programs by revenue in fiscal 2003 included LMST, FTI, MCOM, GMD, JSF, F/A-22, and several classified programs. Our largest program represented less than five percent of the segment’s revenues for fiscal 2003. Our 10 largest programs by revenue in fiscal 2003 represented less than 30 percent of the segment’s revenues in fiscal 2003. This segment currently has a diverse portfolio of approximately 250 programs, each having a value over $1 million. In fiscal 2003, U.S. Government customers, whether directly or through prime contractors, accounted for approximately 94 percent of the segment’s total revenues.

      The funded backlog of unfilled orders for this segment of our business was $389 million at July 25, 2003, compared with $426 million a year earlier.

      The segment’s contracts include both cost-reimbursement and fixed-price contracts. Cost-reimbursement contracts provide for the reimbursement of allowable costs plus the payment of a fee. These contracts fall into three basic types: (i) cost-plus fixed-fee contracts, which provide for the payment of a fixed fee irrespective of the final cost of performance; (ii) cost-plus incentive-fee contracts, which provide for increases or decreases in the fee, within specified limits, based upon actual results compared to contractual targets relating to such factors as cost, performance and delivery schedule; and (iii) cost-plus award-fee contracts, which provide for the payment of an award fee determined at the discretion of the customer based upon the performance of the contractor against pre-established criteria. Under cost-reimbursement type contracts, we are reimbursed periodically for allowable costs and are paid a portion of the fee based on contract progress.

      Our fixed-price contracts are either firm fixed-price contracts or fixed-price incentive contracts. Under firm fixed-price contracts, we agree to perform a specific scope of work for a fixed price and as a result, benefit from cost savings and carry the burden of cost overruns. Under fixed-price incentive contracts, we share with the U.S. Government savings accrued from contracts performed for less than target costs and costs incurred in excess of targets up to a negotiated ceiling price (which is higher than the target cost) and carry the entire burden of costs exceeding the negotiated ceiling price. Accordingly, under such incentive contracts, our profit may also be adjusted up or down depending upon whether specified performance objectives are met. Under firm fixed-price and fixed-price incentive contracts, we usually receive either milestone payments equaling 100 percent of the contract price or monthly progress payments from the U.S. Government in amounts equaling 75 percent of costs incurred under U.S. Government contracts. The remaining amounts, including profits or incentive fees, are billed upon delivery and final acceptance of end items and deliverables under the contract.

      Cost-reimbursement contracts generally have lower profit margins than fixed-price contracts. Production contracts are mainly fixed-price contracts and development contracts are generally cost-reimbursement contracts. For fiscal 2003, 62 percent of the revenues of this segment were generated from cost-reimbursement contracts and 38 percent from fixed-price contracts.

      For a discussion of certain risks affecting our government business, see “Principal Customers,” “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RF Communications

      Our RF Communications segment is a leading supplier of secure wireless voice and data communications products, systems and networks to the U.S. Department of Defense and other Federal and state agencies and to foreign government defense agencies, of which a significant portion is sold through the U.S. Government’s foreign military sales program, as well as through system integrators. This segment supplies a comprehensive line of secure radio products and systems for man-portable, mobile, strategic fixed-site and shipboard applications. This segment develops and sells radio systems that are highly flexible, interoperable and capable of supporting the diverse mission requirements of our modern military.

      Major products and services offered by our RF Communications segment include:

•	the Falcon® II family of secure multiband, HF, VHF and UHF software-defined tactical radios, which support a variety of wireless communications protocols for high-data-rate applications,

•	HF, VHF, UHF and multiband radio equipment and systems for man-transportable, mobile, strategic fixed-site and shipboard applications,

•	information security products and systems including custom integrated circuits and encryption modules, including the Sierra™ cryptographic modules and the CITADEL® and Presidio™ modules,

•	tactical networking systems, including network hubs and local/wide area networks,

•	systems integration,

•	a wireless electronic mail system that delivers data across multiple transmission media, and

•	antennas for short-, intermediate- and long-range communications for use in manpack, transportable, vehicular and fixed applications.

      The segment’s Falcon® II family of HF, VHF and UHF radios share common operation, logistics and accessories and are built on a software-defined radio platform which is reprogrammable to add features or software upgrades. Software-defined radio technology offers significantly increased flexibility in supporting a variety of wireless communications protocols without the need to change hardware. The Falcon® II family covers the frequency range of 1.6 to 512 MHz. These radios also have military-strength embedded encryption and can be linked to computers, providing network capabilities on the battlefield.

      The segment’s Sierra™II cryptographic subsystem is a miniaturized programmable module that can be integrated into radios and other voice and data communications devices to encrypt classified information prior to transmission and storage. The segment’s encryption modules currently meet or exceed the highest security standards established by the U.S. Government.

      Applications for the segment’s products include:

•	tactical and strategic command and control,

•	battlefield communications,

•	lightweight tactical manpacks and systems for U.S. and Allied Special Operations forces,

•	HF radio communications systems for naval surface ships, and

•	secure turnkey systems and products for embassy radio communications networks.

      Harris is a leader in the development of the next-generation tactical radio programs. During the third quarter of fiscal 2003, the RF Communications segment was awarded a $10 million contract for cryptographic software development in support of the U.S. Department of Defense Joint Tactical Radio System program, and in the fourth quarter Harris was selected to incorporate the Sierra™-based Cryptographic Subsystems into all radios to be manufactured under the first cluster of the Joint Tactical Radio System program. Under the Joint Tactical Radio System program, the U.S. Department of Defense is seeking to develop a family of software programmable radios that share a common digital architecture that can be applied to multiple platforms and support multiple radio waveforms. The segment won a key position on the Joint Tactical Radio System program during fiscal 2002. We were selected as part of a team to provide system design, development and production work for the first “cluster” of a five-cluster development program that will provide advanced radio communications for all U.S. military forces. The anticipated revenue from this program could be as much as $500 million through full production over 15 years.

      In fiscal 2003, the segment shipped the first low-rate initial-production units for the U.K. Ministry of Defence’s Bowman Radio Programme and also shipped the first of its radio systems for the Bowman Radio Programme manufactured at the Harris operation located in Basingstoke, United Kingdom. In fiscal 2002 the segment signed a contract, now valued at approximately $220 million, to supply the high-frequency subsystems for the Bowman Radio Programme. Under the terms of this contract with General Dynamics United Kingdom Limited, we expect to provide upwards of 10,000 radio units over the course of the five-year program.

      The War on Terrorism, as well as Homeland Defense operations, continue to drive positive results for the segment. In fiscal 2003, the business responded to urgent requirements for its industry-leading Falcon® II radios from a broad base of government customers, including the U.S. Special Operations Command, the U.S. Army Communications – Electronics Command and the U.K. Ministry of Defence. The segment’s radios are also becoming the standard of NATO and Partnership for Peace countries. Sales in fiscal 2003 were made to Romania, Macedonia, Uzbekistan, Tunisia, Turkey, Oman, Algeria, United Arab Emirates, Venezuela, Chile and Estonia. Contracts also included a $10 million order from the Defense Early Response Fund, which provides funding for the U.S. National Guard and other agencies that provide quick response in times of national emergencies.

      Revenues in fiscal 2003 for the RF Communications segment increased 26.1 percent over fiscal 2002 to $325.7 million. Segment operating income was $84.3 million in fiscal 2003 compared to $51.6 million in fiscal 2002. The RF Communications segment contributed 16 percent of our total revenues in fiscal 2003, 14 percent in fiscal 2002 and 12 percent in fiscal 2001. Approximately 52 percent of the sales of this segment were made outside of the United States in fiscal 2003. A significant portion of these sales were made to NATO and Partnership for Peace forces.

      In general, the segment’s domestic products are sold and serviced directly to customers through its sales organizations and through established distribution channels. Internationally, the segment markets and sells its products and services through regional sales offices and established distribution channels, including through the U.S. Government’s Foreign Military Sales program. See “International Business.”

      The backlog of unfilled orders for this segment of our business was $346 million at July 25, 2003 compared with $320 million a year earlier. Approximately $158 million of the backlog of unfilled orders at July 25, 2003 is expected to be filled during fiscal 2004.

Microwave Communications

      Our Microwave Communications segment designs, manufactures and sells a broad range of digital microwave and millimeter-wave radios for use in worldwide wireless communication networks. The segment offers a wide range of transport and access products to serve the needs of companies ranging from mobile service providers to state, local and Federal users, private network users and Internet service providers. The segment’s business demands are driven primarily by the worldwide demand for high-performance and high-capacity broadband access, mobile voice telephony, high-speed data communications and the increasing use of cellular telephone and other wireless services and devices. In general, wireless networks are constructed using microwave radios and other equipment to connect all sites, fixed-access facilities, switching systems and other similar systems. For many applications, microwave and millimeter systems offer a lower-cost alternative to competing transmission technologies such as fiber or “wired” systems. This segment focuses on three primary applications for microwave radio: (1) links to interconnect mobile base station and controller sites, (2) transport and access links to support both private networks and public networks, and (3) “last mile” broadband access links which bring voice, data and video to small and medium enterprises.

      Private network users include utilities, pipelines, railroads, industrial companies, state, local and Federal governments and emergency service operations where the public telephone network is not reliable, does not exist or is not sufficiently secure. This segment also focuses on high-frequency communications and provides broadband wireless access to the latest Internet, voice, data and video applications, including millimeter-wave technology. The segment’s point to multi-point products have dynamic bandwidth-on-demand allocation capabilities that allow a single wireless system to serve many subscribers. The segment’s product line spans 2-38 GHz.

      Major products offered by our Microwave Communications segment include:

•	the Constellation™ medium to high-capacity family of point-to-point digital radios operating in the 6, 7/8 and 10/11 GHz frequencies, which are designed for network applications, which supports both PDH and SONET platforms,

•	the MicroStar® family of PDH digital point-to-point radios ranging from low-frequency/ low capacity products to high-frequency/medium-capacity systems in the 6-38 GHz frequency bands,

•	the Galaxy™ family of digital point-to-point SONET/ SDH radios,

•	the MegaStar® high-capacity, carrier-class digital point-to-point radio operating in the 5, 6, 7/8 and 11 GHz frequencies with features designed to eliminate test equipment requirements and reduce network installation and operation costs and which conform to PDH, SONET and SDH standards,

•	the Aurora™ family of spread-spectrum digital point-to-point radios designed to meet customer needs while operating in unlicensed frequency bands, and which are well-suited for LAN/WAN, mobile, private network and Internet access systems,

•	the ClearBurst™ MB point-to-multipoint digital radio system which operates in the 3.5 and 10.5 GHz frequency bands and is suited for high-speed data and voice applications for the small and medium enterprise and small office/home office customers, private network operators and Internet service providers seeking wireless “last mile” broadband access, and

•	the Starview™ element management solution for networks.

      In addition to the above products, the segment also is an industry leader in turnkey microwave systems and service capabilities. The segment designs and implements total network solutions to include integration, site surveys, and RF planning and training.

      Applications of the segment’s products include: mobile network backhaul and backbone applications; access and transport solutions for urban, rural and inter-city communication networks; point-to-point access solutions for wireless and wireline operators, competitive service providers and Internet service providers; and communications and network control solutions for industrial, public safety, utility and transportation network applications.

      Principal customers for the segment’s products and services include domestic and international mobile service providers, original equipment manufacturers and base station suppliers, as well as private network users. The segment is the largest supplier of microwave radio systems in North America and one of the largest suppliers of fixed wireless solutions worldwide. Approximately 42 percent of the sales of the segment were made outside of North America in fiscal 2003.

      Revenues in fiscal 2003 for our Microwave Communications segment decreased 2.5 percent from $288.9 million in fiscal 2002 to $281.6 million in fiscal 2003. The segment’s operating loss was $26.9 million in fiscal 2003, compared to an operating loss of $17.4 million in fiscal 2002. The Microwave Communications segment contributed 13 percent of our total revenues in fiscal 2003, 15 percent in fiscal 2002 and 22 percent in fiscal 2001.

      In general, the segment’s domestic products and services are sold directly to customers or original equipment manufacturers through its sales organizations and through established distribution channels. Internationally, the segment markets and sells its products and services through regional sales offices and established distribution channels. See “International Business.”

      The backlog of unfilled orders for this segment of our business was $69 million at July 25, 2003, substantially all of which is expected to be filled during the 2004 fiscal year, compared with $45 million a year earlier.

Network Support

      Our Network Support segment provides a complete range of products and systems to support network infrastructures. The segment’s products enable service providers to test, manage and enhance communications network infrastructures. The segment supplies telecommunication products and systems, including technician handheld tools and test sets, ranging from industry standard impact tools, crimpers, wire and cable strippers, to butt-in style test sets for installation, maintenance and troubleshooting, and global network management solutions and operational support systems to optimize multivendor, multiprotocol networks.

      The segment’s broad product offerings enable it to service the entire communications network from a network operations center to the field technicians. Principal customers for the segment’s products and services include international telephone companies, Regional Bell Operating Companies, independent and competitive local exchange voice and data carriers, utilities and government agencies.

      Major products, systems and services offered by our Network Support segment include:

•	handheld ADSL and ISDN test sets for qualification and testing for both telephone and digital subscriber lines (“DSL”),

•	international testing products for EuroISDN and E1 circuit and voice testing,

•	industry-standard structured cabling tools to simplify digital line installation and maintenance, as well as tool kits to meet the needs of service technicians, and

•	the NetBoss™ integrated communications network management platform that supports wireless, wireline and Internet services and helps service providers manage, streamline and automate associated business functions such as billing.

      In fiscal 2003, the segment introduced a new real-time workflow management and loop test solution designed to assist managers of telecom central offices to more effectively coordinate field technicians. This product, called the EXP™, is designed to significantly reduce operating costs for service providers by reducing repeat visits required to diagnose and repair service problems or initiate new services. In the fourth quarter of fiscal 2003 we received a $5 million purchase order for this new product. Field trials of this new solution with additional telecom customers also continued through fiscal 2003.

      Revenues in fiscal 2003 for the Network Support segment decreased 13.1 percent to $49.7 million compared to $57.2 million in fiscal 2002. Segment operating loss was $15.5 million in fiscal 2003, compared to an operating loss of $10.3 million in fiscal 2002. The Network Support segment contributed 2 percent of our total revenues in fiscal 2003, 3 percent in fiscal 2002 and 6 percent in fiscal 2001.

      In general, the segment’s domestic products are sold and serviced directly to customers through its sales organizations and through established distribution channels. Internationally, the segment markets and sells its products and services through regional sales offices and established distribution channels. See “International Business.” Approximately 21 percent of the sales of the segment were made outside of the United States in fiscal 2003.

      The backlog of unfilled orders for this segment of our business was $15 million at July 25, 2003, substantially all of which is expected to be filled during the 2004 fiscal year, compared with $9 million a year earlier.

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

      Our Broadcast Communications segment provided the nation’s first advanced digital television transmitter as well as the first commercial digital television application and is the market leader with the U.S. digital standard known as “ATSC.” This segment is the industry’s leader in providing digital equipment to over-the-air broadcasters. The segment is also expanding its efforts in the digital radio area and is developing the next wave of radio broadcasting equipment, including In-Band/ On Channel digital radio as well as Digital Audio Broadcast and Digital Radio Mondiale international standards.

      The Broadcast Communications segment has expanded its presence in international digital broadcast markets. At the start of fiscal 2002, we acquired the Hirschmann Multimedia Communications Network business, a leader in European-standard digital video television, digital audio broadcast radio transmitters and digital cable systems.

      Principal customers for the segment’s products and services include domestic and international television and radio broadcasters. Major products, systems and services offered by our Broadcast Communications segment include:

•	digital solid-state AM, FM, VHF and UHF transmission systems,

•	ATSC digital television, encoding, master control and monitoring systems,

•	high-definition digital radio-compatible transmitters,

•	analog radio and television transmission systems,

•	digital audio broadcast radio systems, including encoders, data interfaces, multiplexers, modulators, transmitters and operating software,

•	cable head-end systems,

•	datacasting systems,

•	automation systems, including device control hardware and software, wide-area automation solutions, newsroom automation to control content in real-time and media asset management systems,

•	analog and digital audio consoles and radio studio products,

•	mobile broadcast and news gathering units and production vehicles, and

•	comprehensive television and radio studio integration services and products.

      This segment has provided digital television transmitters to many U.S. broadcasters as they comply with the U.S. Government-mandated transition from analog to digital transmission. In connection with the transition of broadcasting from analog to digital technologies and the trend toward centralized operations, broadcasters have more opportunities to expand channel and service offerings and for automation of many processes. Following the acquisition of Louth Automation in fiscal 2000, we have become a leading supplier of automation solutions for broadcasters. Our automation product offerings include master control-play-out systems for single- and multi-channel applications, wide-area automation solutions, media asset management systems, program management services and related support and training.

      Our Broadcast Communications segment is North America’s largest supplier of radio and television broadcast equipment. Approximately 35 percent of the revenues of the segment were made outside of the United States in fiscal 2003.

      Revenues in fiscal 2003 for the Broadcast Communications segment decreased 11.2 percent from fiscal 2002 to $315.2 million. Segment operating income was $8.0 million in fiscal 2003 compared to $37.2 million in fiscal 2002. The Broadcast Communications segment contributed 15 percent of our total revenues in fiscal 2003, 19 percent in fiscal 2002 and 17 percent in fiscal 2001.

      In general, the segment’s domestic products are sold and serviced directly to customers through its sales organizations and through established distribution channels. Internationally, the segment markets and sells its products and services through regional sales offices and established distribution channels. See “International Business.”

      The backlog of unfilled orders for this segment of our business was $93 million at July 25, 2003, substantially all of which is expected to be filled during the 2004 fiscal year, compared with $88 million a year earlier.

International Business

      Revenues in fiscal 2003 from products exported from the United States (including foreign military sales) or manufactured abroad were $427.4 million or 20 percent of our total revenues, compared with $416.7 million or 22 percent of our total revenues in fiscal 2002 and $572.8 million or 29 percent of our total revenues in fiscal 2001. Our international sales include both direct exports from the United States and sales from foreign subsidiaries. Most of the international sales are derived from the Microwave Communications, RF Communications and Broadcast Communications segments. Direct export sales are primarily denominated in U.S. dollars, whereas sales from foreign subsidiaries are generally denominated in the local currency of the subsidiary. Exports from the United States, principally to Europe and Asia, totaled $227.3 million or 53 percent of our international sales in fiscal 2003, $185.1 million or 44 percent of our international sales in fiscal 2002 and $227.1 million or 40 percent of our international sales in fiscal 2001.

      Foreign operations represented 10 percent of revenues in fiscal 2003, 12 percent of revenues in fiscal 2002 and 18 percent in fiscal 2001; and 15 percent of long-lived assets as of June 27, 2003 and 12 percent of long-lived assets as of June 28, 2002. Government Communication Systems segment systems are produced principally in the United States. International revenues are derived primarily from exports.

      Principal international manufacturing facilities are located in Canada, China and the United Kingdom. International marketing activities are conducted through subsidiaries which operate in Canada, Europe, Central and South America and Asia. We have also established international marketing organizations and several regional sales offices. Reference is made to Exhibit 21 “Subsidiaries of the Registrant” for further information regarding our foreign subsidiaries.

      We utilize indirect sales channels, including dealers, distributors and sales representatives, in the marketing and sale of some lines of products and equipment, both domestically and internationally. These independent representatives may buy for resale or, in some cases, solicit orders from commercial or governmental customers for direct sales by us. Prices to the ultimate customer in many instances may be recommended or established by the independent representative and may be on a basis which is above or below our list prices. These independent representatives generally receive a discount from our list prices and may mark-up those prices in setting the final sales prices paid by the customer. During the 2003 fiscal year, revenues from indirect sales channels represented 8 percent of our total revenues and 35 percent of our international revenues compared to revenues from indirect sales channels in fiscal year 2002 representing 8 percent of our total revenues and 34 percent of our international revenues.

      Fiscal year 2003 revenues came from a large number of foreign countries, no one of which accounted for 5 percent or more of our total revenues. Certain of our exports are paid for by letters of credit, with the balance carried either on an open account or installment note basis. Advance payments, progress payments or other similar payments received prior to or upon shipment often cover most of the related costs incurred. Performance guarantees by us are generally required on significant foreign government contracts. In order to stay competitive in international markets, we also enter into recourse and vendor financing to facilitate sales to certain customers.

      The particular economic, social and political conditions for business conducted outside the United States differ from those encountered by domestic businesses. Our management believes that the overall business risk for the international business as a whole is somewhat greater than that faced by its domestic operations as a whole. A description of the types of risks to which we are subject in international business is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Nevertheless, in the opinion of our management, these risks are offset by the diversification of the international business and the protection provided by letters of credit and advance payments.

      Financial information regarding our domestic and international operations is contained in Note 23: Business Segments in the Notes to Financial Statements.

Competition

      We operate in highly competitive businesses that are sensitive to technological advances. Although successful product and systems development is not necessarily dependent on substantial financial resources, some of our competitors in each of our businesses are larger than we are and can maintain higher levels of expenditures for research and development.

      In the Microwave Communications segment our existing and potential competitors include: Alcatel Networks, Inc., Stratex Networks, Inc., Ericsson, Inc., NEC and Nera Telecommunications, Inc. as well as other companies which are in the development stage. Several of our competitors are original equipment manufacturers through which we distribute and sell products and services to end-users.

      In the Broadcast Communications segment our existing and potential competitors include: Broadcast Electronics, Inc., Encoda Systems, Inc., Rhode & Schwarz GmbH, Tandberg Television ASA, Thales Broadcast & Multimedia, as well as other private companies and divisions of large companies.

      In the Network Support segment our existing and potential competitors include: TTI Telecom International, Inc., Turnstone Systems, Inc., Spirent PLC, Teradyne, Inc., Tollgrade Communications, Inc., Textron, Inc., Fluke (a subsidiary of Danaher Corporation) and Sunrise Telecom, Inc. as well as numerous other small and larger companies.

      In the RF Communications segment our existing and potential competitors include: Thales Communications, Inc., General Dynamics Corporation, ITT Aerospace and Communications Division and Raytheon Company as well as numerous other small and larger companies.

      Our competition in the Government Communications Systems segment, including for U.S. Government contracts, typically is large, technically competent firms with substantial assets. The on-going consolidation of the U.S. and global defense, space and aerospace and related industries continues to intensify competition. Consolidation among U.S. defense and aerospace companies has resulted in a reduction in the number of principal prime contractors. As a result of this consolidation, we frequently “partner” with the major prime contractors such as The Boeing Company, Lockheed Martin Corporation, General Dynamics Corporation and Northrop Grumman Corporation, some of which are, from time to time, competitors on other programs.

      We concentrate in each of our businesses on the market opportunities which our management believes are compatible with our resources, overall technological capabilities and objectives. Principal competitive factors in these businesses are cost-effectiveness, product quality and reliability, technological capabilities, service, ability to meet delivery schedules and the effectiveness of dealers in international areas.

Principal Customers

      Sales to the U.S. Government, which is our only customer accounting for 10 percent or more of total revenues, were 62 percent, 54 percent and 42 percent of our total revenues in fiscal 2003, 2002 and 2001, respectively.

      Our U.S. Government sales are predominantly derived from contracts with agencies of, and prime contractors to, the U.S. Government. U.S. Government contracts are terminable at the convenience of the U.S. Government, as well as for default. Under contracts terminable at the convenience of the U.S. Government, a contractor is entitled to receive payments for its allowable costs and, in general, the proportionate share of fees or earnings for the work done. Contracts which are terminable for default generally provide that the U.S. Government only pays for the work it has accepted and may require the contractor to pay for the incremental cost of reprocurement and may hold the contractor liable for damages.

      Companies engaged in supplying goods and services to the U.S. Government are dependent on congressional appropriations and administrative allotment of funds and may be affected by changes in U.S. Government policies resulting from various military and political developments. In many cases, there is also additional uncertainty relating to the complexity of designs, necessity for design improvements and difficulty in forecasting costs and schedules when bidding on developmental and highly sophisticated technical work. For further discussion of risks relating to U.S. Government contracts, see “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Backlog

      Our funded backlog of unfilled orders was approximately:

•	$912 million at July 25, 2003,

•	$888 million at July 26, 2002, and

•	$775 million at July 27, 2001.

      The determination of backlog involves substantial estimating, particularly with respect to customer requirements contracts and long-term contracts of a cost-reimbursement or incentive nature.

      We define funded backlog as the value of contract awards received from the U.S. Government for which the U.S. Government has appropriated funds and the appropriating agency has given us authorization to spend these funds under the contract, plus the amount of contract awards and orders received from customers other than the U.S. Government which have yet to be recognized as revenues. We expect to fill approximately 90 percent of our current backlog in fiscal 2004. However, there can be no assurance that our funded backlog will become sales in any particular period, if at all. Our funded backlog does not include the full amount of our contract awards, including those pertaining to multi-year, cost-reimbursable contracts, which are generally funded on an annual basis. Funded backlog also excludes the sales amount of unexercised contract options that may be exercised by customers under existing contracts and the sales amount of purchase orders that may be issued under indefinite quantity contracts or basic ordering agreements.

Research, Development and Engineering

      Research, development and engineering expenditures by us totaled approximately:

•	$600 million in fiscal 2003,

•	$516 million in fiscal 2002, and

•	$486 million in fiscal 2001.

      Company-sponsored research and product development costs, which included research and development for commercial products and independent research and development related to government products and services, were approximately:

•	$100 million in fiscal 2003,

•	$104 million in fiscal 2002, and

•	$114 million in fiscal 2001.

      The portion of total research, development and engineering expenditures not company-sponsored was funded by government and commercial customers. Company-funded research is directed to the development of new products and to building technological capability in selected communications and electronic systems areas. U.S. Government-funded research helps strengthen and broaden our technical capabilities. Almost all of our segments maintain their own engineering and new product development departments, with scientific assistance provided by advanced-technology departments. We currently employ about 5,000 engineers and scientists and are continuing efforts to make the technologies developed in any of our business segments available for all other business segments.

Patents and Intellectual Property

      We consider our patents and other intellectual property rights, in the aggregate, to constitute an important asset. We own a large and valuable portfolio of intellectual property; we also license intellectual property to and from third parties. As of June 27, 2003, we held approximately 712 U.S. patents and 244 foreign patents, and had approximately 345 U.S. patent applications pending and 798 foreign patent applications pending. However, we do not consider our business or any business segment to be materially dependent upon any single patent, license or other intellectual property rights, or any group of related patents or other intellectual property rights. We are engaged in a pro-active patent licensing program, and have entered into a number of unilateral license and cross-license agreements, many of which generate royalty income. Although existing license agreements have generated income in past years and will do so in the future, there can be no assurances we will enter into additional income-producing license agreements. With regard to patents relating to our Government Communications Systems segment, the U.S. Government often has an irrevocable, non-exclusive, royalty-free license, pursuant to which the U.S. Government may use or authorize others to use the inventions covered by such patents. Pursuant to similar arrangements, the U.S. Government may consent to our use of inventions covered by patents owned by other persons. Numerous trademarks used on or in connection with our products are considered to be a valuable asset.

Environmental and Other Regulations

      Our manufacturing facilities, in common with those of industry in general, are subject to numerous laws and regulations designed to protect the environment, particularly with regard to wastes and emissions. We believe that we have materially complied with these requirements and that such compliance has not had a material adverse effect on our business or financial condition. Expenditures to protect the environment and to comply with current environmental laws and regulations over the next several years are not expected to have a material impact on our competitive or financial position. If future laws and regulations contain more stringent requirements than presently anticipated, actual expenditures may be higher than our present estimates of those expenditures.

      We have installed waste treatment facilities and pollution control equipment to satisfy legal requirements and to achieve our waste minimization and prevention goals. We did not spend any material amounts on environmental capital projects in fiscal 2003, 2002 or 2001. A portion of our environmental expenditures relate to discontinued operations for which we have retained certain environmental liabilities. We currently expect that amounts to be spent for environmental-related capital projects will not be material in fiscal 2004. These amounts may increase in future years. Additional information regarding environmental matters is set forth in “Legal Proceedings” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      Radio communications are subject to governmental regulation. Equipment produced by our Broadcast Communications and Microwave Communications segments, in particular, is subject to domestic and international requirements to avoid interference among users of radio and television frequencies and to permit interconnection of telecommunications equipment. We believe that we have complied with such rules and regulations with respect to our existing products. Reallocation of frequency spectrum also could impact our business, financial condition and results of operations.

Raw Materials and Supplies

      Because of the diversity of our products and services, as well as the wide geographic dispersion of our facilities, we use numerous sources for the wide array of raw materials needed for our operations and for our products. We are dependent upon suppliers and subcontractors for a large number of components and the ability of our suppliers and subcontractors to meet performance and quality specifications and delivery schedules. In some instances, we are dependent upon one or a few sources, either because of the specialized nature of a particular item or because of domestic preference requirements pursuant to which we operate on a given project. To date, while we have been impacted by financial and performance issues of some of our suppliers and subcontractors, we have not been materially adversely affected by the inability to obtain raw materials or products.

Seasonality

      No material portion of our business is considered to be seasonal, although in recent years our revenues in the second half of our fiscal year have generally exceeded revenues in the first half. Various factors can affect the distribution of our revenue between accounting periods, including the timing of U.S. Government awards, the availability of funding, product deliveries and customer acceptance.

Employees

      As of June 27, 2003, we had approximately 10,200 employees, of whom approximately 9,200 were located in the United States. Approximately 1,200 employees were employed in the RF Communications segment, 1,100 in the Microwave Communications segment, 200 in the Network Support segment, 1,100 in the Broadcast Communications segment and 6,200 in the Government Communications Systems segment, with the remainder employed in headquarters or other support or service functions. None of our employees in the United States are represented by a labor union; however, in certain international subsidiaries, our employees are represented by workers’ councils or statutory labor unions. In general, we believe that our relations with our employees are good.

Additional Information

      Additional information relating to our businesses, including our operating segments, is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 2.  PROPERTIES.

      We operate approximately 83 office and manufacturing facilities in the United States, Canada, Europe, Central and South America and Asia, consisting of about 5.4 million square feet of manufacturing, administrative, warehousing, engineering and office space of which about 4.2 million square feet are owned and about 1.2 million square feet are leased. The leased facilities are for the most part occupied under leases for terms ranging from one month to 10 years, a majority of which can be terminated or renewed at no longer than five-year intervals at our option. As of June 27, 2003, the locations of each segment’s principal office and manufacturing facilities in productive use were as follows:

		Approximate	Approximate
		Sq. Ft. Total	Sq. Ft. Total
Location	Major Activities	Owned	Leased

Government Communications Systems:
• Palm Bay, Florida	Office/ Manufacturing	1,796,476	93,633
• Melbourne, Florida	Office/ Manufacturing	668,404	42,400
• Malabar, Florida	Office/ Manufacturing	295,775	—
• Alexandria, Virginia	Office	—	54,944
• Bellevue, Nebraska	Office/ Manufacturing	—	54,847
• Annapolis Junction, Maryland	Office/ Manufacturing	—	40,587
• Chantilly, Virginia	Office	—	40,305
• Colorado Springs, Colorado	Office/ Manufacturing	—	30,390
• Calgary, Alberta	Office/ Manufacturing	—	26,030
• Other	Office/ Manufacturing	—	38,303

		2,760,655	421,439
RF Communications:
• Rochester, New York	Office/ Manufacturing	504,656	29,600
• Winnersh, United Kingdom	Office	—	92,000
• Other	Office/ Manufacturing	—	24,217

		504,656	145,817
Microwave Communications:
• San Antonio, Texas	Office/ Manufacturing	184,422	—
• Montreal, Canada	Office/ Manufacturing	—	113,846
• Redwood Shores, California	Office/ Manufacturing	—	75,402
• Durham, North Carolina	Office/ Manufacturing	—	42,174
• Shenzhen, China	Office/ Manufacturing	—	27,706
• Chatenay-Malabry, France	Office/ Manufacturing	—	20,580
• Other	Office	—	32,467

		184,422	312,175
Network Support:
• Camarillo, California	Office/ Manufacturing	65,408	24,794
• Melbourne, Florida	Office	29,270	—
• Other	Office	—	1,563

		94,678	26,357
Broadcast Communications:
• Quincy, Illinois	Office/ Manufacturing	213,710	92,284
• Mason, Ohio	Office/ Manufacturing	118,384	—
• Rankweil, Austria	Office/ Manufacturing	—	60,375
• Huntingdon, United Kingdom	Office/ Manufacturing	—	38,555
• Sunnyvale, California	Office	—	35,552
• Rennes, France	Office/ Manufacturing	—	8,933
• Other	Office/ Manufacturing	—	35,328

		332,094	271,027
Corporate:
• Melbourne, Florida	Office	358,405	961

		4,234,910	1,177,776

      In the opinion of management, our facilities, whether owned or leased, are suitable and adequate for their intended purposes and have capacities adequate for current and projected needs. While we do have some unused or under-utilized facilities, they are not considered significant. For more information about our lease obligations, see Note 19: Lease Commitments in the Notes to Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS.

      General. From time to time, as a normal incident of the nature and kind of businesses in which we are engaged, various claims or charges are asserted and litigation commenced against us arising from or related to: product liability; patents, trademarks or trade secrets; labor and employee disputes; the sale or use of products containing asbestos; breach of warranty; antitrust; distribution; or contractual relations. Claimed amounts may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court awards. While it is not feasible to predict the outcome of these matters with certainty, and some lawsuits, claims or proceedings may be disposed or decided unfavorably to us, based upon available information, in the opinion of management, settlements and final judgments, if any, which might be rendered against us in existing litigation are reserved against, covered by insurance or would not have a material adverse effect on our financial condition or our business taken as a whole.

      U.S. Government Business. U.S. Government contractors, such as us, engaged in supplying goods and services to the U.S. Government and its various agencies are dependent on congressional appropriations and administrative allotment of funds and may be affected by changes in U.S. Government policies. U.S. Government contracts typically involve long lead times for design and development, are subject to significant changes in contract scheduling and may be unilaterally modified or cancelled by the U.S. Government. Often these contracts call for successful design and production of complex and technologically advanced products or systems. We may participate in supplying goods and services to the U.S. Government as either a prime contractor or as a subcontractor to a prime contractor. Disputes may arise between the prime contractor and the U.S. Government and the prime contractor and its subcontractors and may result in litigation between the contracting parties.

      As a defense contractor, our contract costs are audited and reviewed on a continual basis by the Defense Contract Audit Agency. In addition to these routine audits, from time to time, we may, either individually or in conjunction with other U.S. Government contractors, be the subject of audits and investigations by other agencies of the U.S. Government. These audits and investigations are conducted to determine if our performance and administering of our U.S. Government contracts are compliant with applicable contractual requirements, procurement and other applicable Federal statutes and regulations. These investigations may be conducted without our knowledge. We are unable to predict the outcome of such investigations or to estimate the amounts of resulting claims or other actions that could be instituted against us, our officers or employees. Under present U.S. Government procurement regulations, if indicted or adjudged in violation of procurement or other Federal civil laws, a contractor, such as us, or one or more of our operating divisions, could be subject to fines, penalties, repayments or compensatory or treble damages. U.S. Government regulations also provide that certain findings against a contractor may lead to suspension or debarment from eligibility for awards of new U.S. Government contracts for up to three years. In addition, a U.S. Government contractor’s foreign export privileges could be suspended or revoked. Suspension or debarment could have a material adverse effect on us because of our reliance on U.S. Government contracts.

      International. As an international company, we are, from time to time, the subject of investigations relating to our international operations, including under the Foreign Corrupt Practices Act and similar laws. We are currently cooperating with certain U.S. Government representatives in investigations relating to potential violations of foreign corrupt practices and other laws. Our management does not believe that the outcome of these current disputes or investigations will have a material adverse effect on our financial condition or our business taken as a whole.

      Environmental. We are subject to numerous Federal and state environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities, former facilities or remediation as a result of past activities. From time to time we receive notices from the United States Environmental Protection Agency and equivalent state environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state legislation. Such notices assert potential liability for cleanup costs at various sites, which include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. We have been named as a potentially responsible party at 14 such sites, excluding sites as to which our records disclose no involvement or as to which our liability has been finally determined. While it is not feasible to predict the outcome of many of these proceedings, in the opinion of our management, any payments we may be required to make as a result of currently existing claims will not have a material adverse effect on our financial condition or our business taken as a whole.

      In April 2002, 43 plaintiffs filed suit against 23 defendants, including us, in the United States District Court for the Eastern District of New York (the “Schwinger” matter). The complaint seeks redress for injuries suffered by the plaintiffs as a result of defendants allegedly emitting toxins into the environment located in and near Hicksville, New York. Five related defendants are classified as “Verizon” defendants and are alleged to have released radioactive and toxic materials. The remaining defendants, including us, have been accused of releasing non-radioactive materials. The plaintiffs claimed damages that exceeded $360 million. In September 2002, we received an amended complaint, which added approximately 141 plaintiffs, bringing the number of plaintiffs to 184. The claim for damages in the amended complaint appeared to double from the original complaint. In December 2002, the judge presiding over the Schwinger matter administratively dismissed the action and required the plaintiffs to refile their claims through three nominative plaintiffs. Those plaintiffs will be required to show how we and the other named defendants caused their losses before the remaining plaintiffs are allowed to proceed. We have been served with that refiled complaint which includes claims for compensatory and punitive damages. We also were served with a related complaint by a single plaintiff (the “Astuto” matter) who alleges losses similar to the three plaintiffs in the Schwinger matter but makes no monetary demand. The plaintiff in the Astuto matter will be required to show how we and the other named defendants caused certain losses before eight other plaintiffs are able to join in that action. We also have been served with a complaint in a third related matter (the “Bennet” matter), where 44 plaintiffs are alleging claims similar to those brought by the Schwinger and Astuto plaintiffs against a similar group of defendants, including us. The Bennet plaintiffs are claiming $135 million in damages. Proceedings in the Bennet matter have been stayed pending the outcome of the Schwinger and Astuto matters. We believe that our liability in these related matters, if any, is not significant. We anticipate filing appropriate motions in each case and intend to vigorously defend each action.

      Additional information regarding environmental matters is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      Other Matters. We previously filed a patent infringement claim against Ericsson, Inc. in the United States Federal District Court for the Northern District of Texas. On October 29, 2002, a jury rendered a verdict in our favor against Ericsson, Inc. and its parent company. The jury awarded us approximately $61 million in compensatory damages and found that Ericsson’s conduct was “willful.” Following the rendering of such verdict, we filed a motion to treble the damages and Ericsson filed motions (i) to decrease the damage award, (ii) to order a new trial, and (iii) for non-infringement and invalidity of the patent notwithstanding the jury’s verdict. On July 17, 2003, the Court issued a ruling on these motions denying Ericsson’s motions for non-infringement and invalidity of the patent, but did rule that unless we agreed to a lowered damage award of $43 million in compensatory damages within 30 days, it was granting Ericsson’s motion for a new trial on the issue of damages. Harris has agreed to the lowered damages and thus, a judgment was entered for Harris in the amount of $43 million plus $1 million for enhanced damages and $1 million for attorneys’ fees, as well as pre-judgment interest, which we currently estimate to be approximately $8 million. The judgment is subject to appeal.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted by us to a vote of our security holders during the fourth quarter of fiscal 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT (As of August 28, 2003).

      Our executive officers are as follows:

Name and Age	Executive Office Currently Held and Past Business Experience

Howard L. Lance, 47	Chairman of the Board, President and Chief Executive Officer since June 2003. President and Chief Executive Officer since January 2003. Formerly President of NCR Corporation and Chief Operating Officer of its Retail and Financial Group from July 2001 until October 2002. Prior to this, 17 years with Emerson Electric Company where he held increasingly senior management positions with different divisions of the company, and was named executive vice president for Emerson’s Electronics and Telecommunications businesses in 1999.

Bryan R. Roub, 62	Senior Vice President and Chief Financial Officer since October 1993. Senior Vice President — Finance, July 1984 to October 1993. Formerly with Midland-Ross Corporation in the capacities of: Executive Vice President — Finance, 1982 to 1984; Senior Vice President, 1981 to 1982; Vice President and Controller, 1977 to 1981; and Controller, 1973 to 1977.

Name and Age	Executive Office Currently Held and Past Business Experience

Robert K. Henry, 56	Senior Vice President of Harris since March 2003. President — Government Communications Systems Division since July 1999. Vice President — General Manager of the Communications Systems Division of the Electronic Systems Sector from November 1997 to July 1999. Formerly with Sanders, a Lockheed Martin company, in various capacities of increasing responsibility, including: Vice President of Engineering from May 1997 to November 1997; and Vice President — General Manager Information Systems from June 1995 to April 1997. Technical Operations Director, Martin Marietta from 1993 to June 1995. Business Interface South Manager, GE Aerospace, 1990 to 1993.

Bruce M. Allan, 58	President — Broadcast Communications Division since July 1999. Vice President — General Manager of the Broadcast Systems Division of the Communications Sector from July 1997 to July 1999. Formerly with Thomson in various capacities of increasing responsibility, including Vice President — Technology and Business Development from 1994 to 1997.

Richard L. Ballantyne, 63	Vice President — General Counsel and Secretary since November 1989. Formerly Vice President — General Counsel and Secretary, Prime Computer, Inc., 1982 to 1989.

James L. Christie, 51	Vice President — Controller since October 1999. Vice President — Acting Controller from July 1999 to October 1999. Vice President — Internal Audit, August 1992 to June 1999. Director — Internal Audit, 1986 to 1992. Formerly Director — Internal Audit and Division Controller at Harris Graphics Corporation, 1985 to 1986. Mr. Christie joined Harris in 1978 and has held various positions of increasing responsibility.

Allen E. Dukes, 56	President — Microwave Communications Division since October 2000. Vice President — General Manager of the Aerospace and Ground Communications Systems business of the Government Communications Systems Division from July 1999 to October 2000. Vice President — General Manager of the Harris Information Systems Division of the Electronics Systems Sector from September 1995 to June 1999. Mr. Dukes joined Harris in 1969 and has held various positions of increasing responsibility.

Nick E. Heldreth, 61	Vice President — Human Resources and Corporate Relations since July 1996. Vice President — Human Resources since June 1986. Formerly Vice President — Personnel and Industrial Relations, Commercial Products Division, Pratt & Whitney and various related assignments with United Technologies Corporation, 1974 to 1986.

Chester A. Massari, 61	President — RF Communications Division since July 1999. Vice President — General Manager of the RF Communications Division of the Communications Sector from January 1997 to July 1999. Vice President — General Manager of the Broadcast Division of the Communications Sector from September 1995 to January 1997. Mr. Massari has been with Harris since 1970 and has held various positions of increasing responsibility.

Gary L. McArthur, 43	Vice President — Corporate Development since January 2001. Director — Corporate Development from March 1997 to December 2000. Formerly, Chief Financial Officer of 3D/EYE Inc. from 1996 to 1997. Executive Director — Mexico, Nextel from 1995 to 1996. Director — Mergers and Acquisitions, Nextel from 1993 to 1995. Prior to 1993 he held various positions with Lehman Brothers, Inc., Cellcom Corp. and Deloitte & Touche.

Daniel R. Pearson, 51	President — Network Support Division since January 2000. Vice President — Strategic Management and Business for the Government Communications Systems Division from July 1999 to January 2000. Vice President — General Manager of the Government Aerospace Systems Division of the Electronics Systems Sector from January 1999 to June 1999. Mr. Pearson joined Harris in 1977 and has held various positions of increasing responsibility.

David S. Wasserman, 60	Vice President — Treasurer since January 1993. Vice President — Taxes, 1987 to 1993. Formerly Senior Vice President, Midland-Ross Corporation, 1979 to 1987.

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

Market Information

      Our common stock, par value $1.00 per share, is listed and traded on the New York Stock Exchange, Inc. (“NYSE”), under the ticker symbol “HRS,” and also is traded on the Boston, Chicago, Pacific and Philadelphia Stock Exchanges and through the Intermarket Trading System. According to the records of our transfer agent, as of August 22, 2003, there were approximately 8,425 holders of record of our common stock.

      The high and low sales prices as reported in the consolidated transaction reporting system and the dividends paid on our common stock for each quarterly period in the last two fiscal years are reported below:

			Cash
	High	Low	Dividends

Fiscal 2003
First Quarter	$37.20	$29.46	$0.08
Second Quarter	$34.85	$24.09	0.08
Third Quarter	$31.98	$25.35	0.08
Fourth Quarter	$32.82	$26.85	0.08

			$0.32

Fiscal 2002
First Quarter	$33.20	$25.40	$0.05
Second Quarter	$37.00	$27.90	0.05
Third Quarter	$38.00	$29.69	0.05
Fourth Quarter	$38.70	$33.85	0.05

			$0.20

      On August 22, 2003, the last sale price of our common stock as reported in the consolidated transaction reporting system was $32.55 per share.

Dividends

      On August 23, 2003, our board declared a quarterly cash dividend of $0.10 per share, which will be paid on September 19, 2003 to holders of record on September 5, 2003. We have paid cash dividends every year since 1941 and currently expect that cash dividends will continue to be paid in the near future; however, there can be no assurances that this will be the case. On August 23, 2003 our board increased our annual dividend rate from $0.32 per share to its current $0.40 per share. This increase follows the increase of our annual dividend rate from $0.20 per share to $0.32 per share in August of 2002. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our board of directors may deem relevant.

Repurchases

      On October 22, 1999, our board authorized us to repurchase up to 15 million shares of our common stock periodically in the open market, in negotiated or block transactions or pursuant to tender offers. During fiscal 2003, we repurchased 217,500 of our shares in open-market transactions, at an average price per share of $27.36. We did not repurchase any shares of our common stock in fiscal 2002. We have a remaining authorization to purchase an additional 1.5 million shares under our currently authorized repurchase program.

Sale of Securities

      On August 26, 2002, we completed a private placement offering of $150 million of our 3.5% Convertible Debentures due 2022. Morgan Stanley & Co. Incorporated, Salomon Smith Barney, Inc., SunTrust Capital Markets, Inc. and Wachovia Securities, Inc. acted as the initial purchasers of the debentures. The debentures were offered and sold to the initial purchasers in reliance upon Section 4(2) of the Securities Act of 1933, as amended. In connection with this offering and sale, we paid the initial purchasers a commission equal to 2.5 percent of the principal amount of the debentures.

      The debentures initially bear interest at an annual rate of 3.5 percent per year, which will be reset on August 15, 2007, August 15, 2012, and August 15, 2017, to a rate per annum equal to the interest rate payable

120 days prior to such reset date on 5-year U.S. Treasury Notes. In no event, however, will the interest rate be reset below 3.5 percent or above 5.5 percent per year.

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

(iii)	during any period that the long-term credit rating assigned to the debentures by either of Moody’s Investors Service Inc. or Standard & Poor’s Ratings Group is at or below Ba1 or BB+, respectively, or if the debentures no longer are rated by either of these ratings services, or if the ratings for the debentures have been suspended by either of these ratings services, or

(iv)	upon the occurrence of specified corporate transactions, including if we make a significant distribution to holders of our common stock or if we are a party to specified consolidations, mergers or transfers of all or substantially all of our properties and assets.

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

Equity Compensation Plan Information

      The following table provides information as of June 27, 2003 about our common stock that may be issued upon the exercise of options, warrants and rights under all our equity compensation plans.

Equity Compensation Plan Information

Number of shares
	Number of shares to		remaining available
	be issued upon	Weighted-average	for future issuance
	exercise of	exercise price of	under equity
	outstanding	outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities
	and rights	and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by stockholders**	4,284,862 *	$30.00	7,613,616
Equity compensation plans not approved by stockholders	-0-	N/A	-0-

Total	4,284,862	$30.00	7,613,616

*	Includes outstanding options for 35,752 shares of our common stock which were assumed in connection with our acquisition of WavTrace, Inc. in fiscal 2001. No additional awards can be granted under the plans pursuant to which these options were initially issued.

**	Under the Harris Corporation 2000 Stock Incentive Plan, we may grant an aggregate of not more than 2,500,000 shares in the form of performance share awards, restricted stock awards, or other similar types of share awards. As of June 27, 2003, there are issued and outstanding 240,500 of such awards under this plan. An additional 55,000 of such outstanding performance share awards were granted under our prior Harris Corporation Stock Incentive Plan.

     See Note 15: Stock Options and Awards in the Notes to Financial Statements for a general description of the Harris Corporation Stock Incentive Plan and the Harris Corporation 2000 Stock Incentive Plan.

ITEM 6.	SELECTED FINANCIAL DATA.

      The following table summarizes our selected historical financial information for each of the last five fiscal years. The selected financial information shown below has been derived from our audited consolidated financial statements, which for data presented for fiscal years 2003 and 2002 are included elsewhere herein. This table should be read in conjunction with our other financial information, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to Financial Statements included elsewhere in this Annual Report.

	Fiscal Years Ended

	2003(1)	2002(2)	2001(3)	2000(4)	1999(5)

	(In millions, except per share amounts)
Revenue from product sales and services	$2,092.7	$1,875.8	$1,955.1	$1,807.4	$1,743.5
Cost of product sales and services	1,575.6	1,378.1	1,431.1	1,352.6	1,278.3
Interest expense	24.9	26.7	34.8	25.2	9.8
Income from continuing operations before income taxes	90.1	125.1	72.4	38.5	78.0
Income taxes	30.6	42.5	51.0	13.5	28.1
Income from continuing operations before extraordinary item	59.5	82.6	21.4	25.0	49.9
Discontinued operations net of income taxes	—	—	—	(7.0)	12.4
Income before extraordinary item	59.5	82.6	21.4	18.0	62.3
Extraordinary loss from early retirement of debt net of income taxes	—	—	—	—	(9.2)
Net income	$59.5	$82.6	$21.4	$18.0	$53.1
Average shares outstanding (diluted)	66.4	66.3	67.0	73.4	79.7
Per share data (diluted):
Income from continuing operations before extraordinary item	$.90	$1.25	$.32	$.34	$.63
Discontinued operations	—	—	—	(.09)	.16
Extraordinary loss	—	—	—	—	(.12)
Net income	.90	1.25	.32	.25	.67
Cash dividends	.32	.20	.20	.39	.96
Net working capital	862.2	727.9	761.7	1,073.1	224.1
Net plant and equipment	289.2	270.6	281.9	295.4	291.6
Long-term debt	401.6	283.0	384.4	382.6	514.5
Total assets	2,080.3	1,858.5	1,959.9	2,326.9	2,958.6
Shareholders’ equity	1,183.2	1,149.9	1,115.2	1,374.3	1,589.5
Book value per share	$17.82	$17.33	$16.94	$19.93	$19.96

(1)	Results for fiscal 2003 include a $12.4 million after-tax ($0.19 per share) gain on the sale of our minority interest in our LiveTV, LLC venture, an $11.6 million after-tax ($.17 per share) write-down of inventory related to our exit of unprofitable products in our Microwave Communications and Network Support segments and the shutdown of our Brazilian manufacturing plant in the Microwave Communications segment, an $8.2 million after-tax ($.12 per share) charge related to our disposal of assets remaining from our telecom switch business and an $11.0 million after-tax ($.17 per share) charge for cost-cutting measures taken in our Microwave Communications and Broadcast Communications segments as well as our corporate headquarters.

(2)	Results for fiscal 2002 include a $10.4 million after-tax charge ($0.15 per share) in our Microwave Communications segment related to cost reduction actions taken in its international operations and collection losses related to the bankruptcy of a customer in Latin America, a $6.8 million after-tax ($0.10 per share) gain on the sale of our minority interest in our GE Harris Energy Control Systems, LLC joint venture, a $6.6 million after-tax ($0.10 per share) write-down of our investment interest in Terion, Inc. and a $2.4 million after-tax ($0.04 per share) write-down of marketable securities.

(3)	Results for fiscal 2001 include an after-tax charge of $73.5 million ($1.10 per share) for the write-off of purchased in-process research and development, a $21.7 million after-tax ($0.32 per share) gain on the sale of our minority interest in our GE-Harris Railway Electronics, LLC joint venture and a $13.1 million after-tax ($0.20 per share) write-down of marketable securities.

(4)	Results for fiscal 2000 include an after-tax charge of $26.7 million ($0.36 per share) for restructuring expenses and a $7.0 million ($0.10 per share) write-off of purchased in-process research and development.

(5)	Results for fiscal 1999 include an after-tax charge of $3.3 million ($0.04 per share) for restructuring expenses and a $13.1 million ($0.16 per share) special charge for litigation costs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Business Considerations

      Government and Defense Industry: Few developments have had as profound an effect on the defense and security environment of the United States as the events of September 11, 2001. In response to that tragedy, the United States has committed itself to the War on Terrorism including actions taken in Afghanistan and the War in Iraq. Homeland security has become central to this strategy. Markets for defense and advanced technology systems were, during fiscal 2003 and in the foreseeable future will continue to be, impacted by the worldwide War on Terrorism and threats created by widespread availability of weapons of mass destruction. At the same time, the United States and its allies have undertaken to transform military capabilities from defending against threats posed by the former Soviet Union to focus upon regional conflicts and proactive threat identification. Such endeavors may require unilateral or coordinated activities ranging from surveillance to engagement, policing or peacekeeping. As a result of these trends and technology developments, the United States and its allies are placing more reliance on (i) sophisticated weapon systems that provide long-range surveillance and intelligence, (ii) battlefield management and precision strike expertise, and (iii) the ability to quickly and efficiently deploy complete defensive platforms globally. The U.S. Department of Defense continues to emphasize the need for advanced technology and electronics to meet the new and emerging threats, to protect the homeland against terrorism and missile attack, to use information and communications as a distinct battle area advantage and to protect power globally by using intelligence and long-range weaponry.

      The budget for the U.S. Department of Defense for fiscal 2003 and beyond reflects the above-mentioned transformation of national defense policy and response to increased needs for homeland security and defeating terrorism. Budget increases are projected for operational readiness and personnel needs, as well as for procurement and for research and development. Although the ultimate size of future defense budgets remains uncertain, current indications suggest the defense budget will continue to increase over the next several years. Our management believes our experience and capabilities are well aligned with the United States’ defense priorities and initiatives which may increase the demand for our capabilities in areas such as imaging, intelligence and surveillance, secure communications and information technology systems.

      While these developments have had a positive impact on our Government Communications Systems and RF Communications segments, we remain subject to other risks associated with U.S. Government business, including technological uncertainties, dependence on annual appropriations and allotment of funds, extensive regulations and other risks, which are discussed elsewhere in this Annual Report.

      Telecommunications Equipment Industry: The telecommunications equipment industry has experienced a very challenging period in which business activity has changed substantially. Service providers have experienced significantly reduced revenue growth, significantly reduced access to capital and the need to manage cash flow and focus on profitability. In response to these challenges, service providers have reduced capital expenditures. As a result, our Microwave Communications and Network Support segments currently remain subject to the general economic slowdown and limited access to capital as well as the other risks associated with these businesses, which are discussed elsewhere in this Annual Report.

      Prior to this slowdown, the telecommunications equipment industry was experiencing significant growth driven by the demand for Internet broadband access from businesses and individuals, mobile cellular communications, the build-out of telecommunications infrastructures in developing regions, the evolution of private communications networks and the availability of capital. Our management believes the availability of capital will improve and the demand for wireless telecommunications equipment and network support products eventually will rebound.

      Broadcast Industry: The worldwide over-the-air broadcast equipment industry is currently transitioning from analog to digital broadcasting. At the same time, the broadcast industry has been affected by delays in capital spending by the broadcasters due to the weak economy.

      The digital transition is occurring most rapidly for television broadcasting in the United States, where the conversion to digital has been mandated by Congress and is under the management of the Federal Communications Commission (“FCC”). The new digital television technology provides higher-quality TV pictures, a significant increase in the amount of TV programming that can be delivered to consumers and the opportunity for the broadcasters to provide an array of new services. In addition, moving to the new system will make broadcast spectrum available to be auctioned by the FCC for new commercial uses.

      The FCC recently proposed new deadlines that would require stations in larger markets to comply with near full-power transmission requirements by July 2005. All other markets would be required to comply one year later. When enacted, the deadlines would help bring more certainty to the timing of increased demand for digital TV equipment. Previously, to encourage a larger number of broadcasters to commence digital television broadcasting, the FCC initially allowed broadcasters to go on the air with a lower-power signal.

      Currently, more than 1,300 of the nation’s 1,688 commercial and public broadcasters have ordered equipment that would allow them to meet at least the minimum, first-step requirements of the FCC’s mandated digital television rollout schedule. Nearly 98 percent of U.S. households now have access to at least one digital TV signal and approximately 6.2 million high-definition receivers have been sold in the U.S. On August 8, 2002, the FCC adopted a plan that requires digital television tuners in nearly all new television sets by 2007. By enacting a five-year rollout schedule that starts with larger, more expensive TV sets, the FCC believes that costs for equipment manufacturers and consumers will be minimized. These actions mark additional steps in the progress toward making the completion of the digital television transition a reality.

      Domestic radio broadcasters also have taken the first steps in transitioning from analog to digital technology. There are approximately 12,000 radio stations in the United States and the timing of the domestic digital radio conversion will be market driven.

      Internationally, the transition to digital technologies, for both radio and television, is in various stages of implementation. In general, digital television and radio adoption has been slow across global markets, as there are very few mandated conversions in the international arena. Consequently, many international markets remain primarily analog replacement markets.

      The industry trend in both television and radio toward consolidation and multiple-location operations is continuing and should drive increased future demand for automation, studio systems, network management and services to manage the consolidated facilities. Similarly, broadcasters’ desire to find new nontraditional revenue streams, such as datacasting, should also drive increased spending on equipment and services.

      Our management believes that our experience and capabilities are well aligned with, and that we are poised to take advantage of, the industry trends noted above. While we believe that these developments generally will have a positive impact on our Broadcast Communications segment, we remain subject to general economic conditions which adversely impact the broadcasters. We also remain subject to other risks associated with the broadcast industry, including technological uncertainties, changes in the FCC’s rollout of digital television, slow market adoption of digital radio and other risks which are discussed elsewhere in this Annual Report.

Results of Operations

Fiscal 2003 Compared with Fiscal 2002

      Our revenue from product sales and services for fiscal 2003 was $2,092.7 million, an increase of 11.6 percent compared to fiscal 2002. Increased revenues in our RF Communications and Government Communications Systems segments were partially offset by decreased revenues in our Broadcast Communications, Network Support and Microwave Communications segments. Net income for fiscal 2003 was $59.5 million, or $.90 per diluted share, compared to $82.6 million, or $1.25 per diluted share in fiscal 2002.

      The decrease in net income was due to decreased operating income in our Broadcast Communications segment when compared to fiscal 2002, higher segment operating losses in our Microwave Communications and Network Support segments when compared to these segments’ operating losses in fiscal 2002, lower non-operating income when compared to fiscal 2002 and increased net interest expense and headquarters expense when compared to fiscal 2002. These decreases to net income were partially offset by increased fiscal 2003 segment operating income in our RF Communications and Government Communications Systems segments when compared to fiscal 2002.

      Net income was impacted in fiscal 2003 by $30.8 million of after-tax charges associated with reductions in labor, facility shutdowns, discontinuation of low-margin telecom products and disposal of assets remaining from the previously exited telecom switch business as well as a $12.4 million after-tax gain on the sale of our minority interest in our LiveTV, LLC venture. Net income was impacted in fiscal 2002 by $10.4 million of after-tax charges associated with reductions in labor, facility shutdowns and collection losses related to the bankruptcy of a customer in Latin America as well as a $6.8 million after-tax gain from the sale of our minority interest in our GE Harris Energy Controls Systems, LLC joint venture.

Comparative Statement of Income

      Our comparative statement of income is:

			Percent
			Increase/
	2003	2002	(Decrease)

	(In millions)
Revenue from product sales and services	$2,092.7	$1,875.8	11.6%
Cost of product sales and services	(1,575.6)	(1,378.1)	14.3%

Gross margin	517.1	497.7	3.9%
% of revenue	24.7%	26.5%
Engineering, selling and administrative expenses	(431.9)	(400.2)	7.9%
% of revenue	20.6%	21.3%
Non-operating income	23.7	41.0	(42.2)%
Interest income	6.1	13.3	(54.1)%
Interest expense	(24.9)	(26.7)	(6.7)%

Income before income taxes	90.1	125.1	(28.0)%
% of revenue	4.3%	6.7%
Income taxes	(30.6)	(42.5)	(28.0)%

Net income	$59.5	$82.6	(28.0)%

% of revenue	2.8%	4.4%
Net income per diluted share	$.90	$1.25	(28.0)%

      Gross Margin: Our gross margin as a percentage of revenue was 24.7 percent in fiscal 2003 compared to 26.5 percent in fiscal 2002. Fiscal 2003 gross margin was impacted by $17.6 million of inventory write-offs associated with the exit of our Microwave Communications segment’s WinRoLL and RapidNet wireless local loop products ($5.8 million), our Microwave Communications segment’s MDL microwave radio products ($1.3 million), our Network Support segment’s access test and management products ($9.0 million) and the shut-down of our Microwave Communications segment’s manufacturing plant in Brazil ($1.5 million). The lower gross margin also resulted from our Broadcast Communications segment, which had lower volume and a shift in product mix away from higher-margin digital television equipment to lower-margin analog products. To a lesser extent, our Microwave Communications segment’s gross margin also was impacted by weak international markets and supply chain issues including the bankruptcy of a major supplier in France and other disruptions that increased our costs to deliver systems on time to our customers. These gross margin decreases were partially offset by improved gross margin from higher revenue and manufacturing efficiencies in our RF Communications segment. Gross margin in our Government Communications Systems segment was slightly lower than the prior year due to favorable contract closeouts experienced in fiscal 2002.

      Engineering, Selling and Administrative Expenses: Our engineering, selling and administrative expenses increased from $400.2 million in fiscal 2002 to $431.9 million in fiscal 2003. As a percentage of revenue, it decreased from 21.3 percent of revenue in fiscal 2002 to 20.6 percent of revenue in fiscal 2003.

      Fiscal 2003 engineering, selling and administrative expenses were impacted by $29.1 million of expenses associated with cost reduction actions aimed at reducing infrastructure costs in our corporate headquarters ($4.0 million) and Broadcast Communications segment ($4.4 million), cost reduction actions in our Microwave Communications segment including the consolidation of its research and development activities in the U.S. from three locations to one location in Durham, North Carolina and the reduction of infrastructure costs in some of its international locations ($8.3 million) as well as write-downs related to the disposal of assets remaining from our previously exited telephone switch business ($12.4 million). The $29.1 million of charges included severance, relocation and facility shut-down costs of $9.0 million, $5.6 million and $2.1 million, respectively, as well as the $12.4 million write-down of assets mentioned above. Fiscal 2002 engineering, selling and administrative expenses were impacted by $15.8 million of costs associated with the cost-cutting actions primarily related to the shut-down of the Microwave Communications segment’s Calgary, Canada facility and cost reductions at its Chatenay-Malabry, France location ($8.8 million) and collection losses related to the bankruptcy of a customer in Latin America ($7.0 million). The $15.8 million of charges included severance, relocation and facility shut-down costs of $7.1 million, $0.6 million and $1.1 million, respectively, as well as the $7.0 million of collection losses mentioned above.

      Engineering, selling and administrative expenses increased in our Government Communications Systems segment due to increased volume and bid opportunities and in our RF Communications segment due to increased volume and new product development primarily related to the Joint Tactical Radio System program opportunities. Headquarters expense, which is included in engineering, selling and administration expenses, also increased in fiscal 2003 when compared to fiscal 2002 mostly due to a $4.2 million contribution to our retiring Chairman of the Board, President and Chief Executive Officer’s supplemental executive retirement plan account. Engineering, selling and administrative expenses in our Network Support, Microwave Communications and Broadcast Communications segments also were impacted by on-going cost reduction actions at these segments.

      Overall company-sponsored research and product development costs, which are included in engineering, selling and administrative expenses, were $99.6 million in fiscal 2003 versus $103.9 million in fiscal 2002. The decrease was primarily due to a relatively high level of spending on the development of our broadband wireless access products in fiscal 2002. This decrease was partially offset by increased spending by our RF Communications segment for the development of Joint Tactical Radio System-related products.

      Customer-sponsored research and development, which does not impact engineering, selling and administrative expenses, increased from $412.3 million in fiscal 2002 to $499.9 million in fiscal 2003, primarily as a result of the U.S. Government continuing significant new spending for the War on Terrorism.

      Non-Operating Income: Our non-operating income decreased from $41.0 million in fiscal 2002 to $23.7 million in fiscal 2003. The decrease in non-operating income is primarily due to a $42.3 million reduction in gains from the sale of securities related to technology investments available-for-sale from $64.2 million in fiscal 2002 to $21.9 million in fiscal 2003. The decrease in non-operating income also was due to a $10.3 million gain from the sale of our minority interest in our GE Harris Energy Controls Systems, LLC joint venture in fiscal 2002. These reductions were partially offset by an $18.8 million gain from the sale of our minority interest in our LiveTV, LLC venture in fiscal 2003. We also experienced a $10.0 million write-down of our investment interest in Terion, Inc. in fiscal 2002 related to an impairment to this investment that was other than temporary. The gains from the sale of securities available-for-sale in both years resulted primarily from the sale of shares in Intersil Corporation, which were acquired in August 1999 in connection with the sale of our semiconductor operations. There was no equity income or loss from investments in fiscal 2003 compared to equity income of $7.3 million in fiscal 2002. In September 2002, we sold our remaining investment that we accounted for under the equity method of accounting, which was our minority interest in LiveTV, LLC. Expenses and fees associated with marketing and technology projects, our selected investments and other items reduced non-operating income by $13.5 million in fiscal 2003 and $22.8 million in fiscal 2002.

      Interest Income and Interest Expense: Our interest income decreased from $13.3 million in fiscal 2002 to $6.1 million in fiscal 2003. Fiscal 2002 benefited from interest received from the overpayment of income taxes. Our interest expense decreased from $26.7 million in fiscal 2002 to $24.9 million in fiscal 2003, primarily due to the repayment of $98.6 million of our 6.65 percent debentures in the first quarter of fiscal 2002, the retirement of our $30.5 million 6.38 percent notes payable to banks in the first quarter of fiscal 2003 and a $6.9 million reduction during fiscal 2003 in high interest rate notes with Brazilian banks. These actions were partially offset by an increase in interest expense due to the private placement of $150 million of our 3.5 percent convertible debentures in the first quarter of fiscal 2003.

      Income Taxes: Our provision for income taxes as a percentage of pretax income was 34.0 percent in both fiscal 2003 and fiscal 2002. In both fiscal 2003 and fiscal 2002, the impact of export sales reduced our total tax rate below the statutory rate, including state income taxes. Fiscal 2002 also benefited from the favorable resolution of certain outstanding state tax liabilities, for which we had previously provided. Fiscal 2003 also benefited from research and development tax credits. The mix of foreign tax rates and sources of foreign income and losses increased our tax rates in fiscal 2003 and fiscal 2002.

      Return on Revenue: Our net income as a percentage of revenue decreased from 4.4 percent in fiscal 2002 to 2.8 percent in fiscal 2003. The decrease was primarily due to the reasons previously discussed.

      Selected financial information relating to geographical regions and export sales is set forth in Note 23: Business Segments in the Notes to Financial Statements.

Discussion of Business Segments

     Government Communications Systems Segment

			Percent
			Increase/
	2003	2002	(Decrease)

	(In millions)
Revenue from product sales and services	$1,137.4	$924.4	23.0%
Segment operating income	$104.9	$85.5	22.7%
% of revenue	9.2%	9.2%

      Government Communications Systems segment revenue increased 23.0 percent and segment operating income increased 22.7 percent from fiscal 2002 to fiscal 2003. Growth in our Government Communications Systems segment revenues was all organic and resulted from a broad spectrum of defense and other U.S. Government agencies’ continued investment in new integrated and assured network communications systems that had a positive impact across all areas of this segment. Our strong performance and technological capabilities in communications, imaging and systems integration have positioned this segment to take full advantage of the robust U.S. Government procurement climate. Gross margins as a percentage of revenue in our Government Communications Systems segment were slightly lower than the prior year due to favorable contract closeouts experienced in fiscal 2002. Engineering, selling and administrative expenses increased in our Government Communications Systems segment due to increased volume and bid opportunities but were lower as a percentage of revenue.

      Approximately 40 percent of the $213.0 million increase in revenue from fiscal 2002 to fiscal 2003 came from classified programs, and approximately 30 percent of the increase was attributed to three programs that were awarded in the last 18 months: the Mission Communications Operations and Maintenance program for the Air Force satellite network; the Joint Strike Fighter program, which provides next-generation avionics infrastructure, image processing, digital map software and fiber optic components to the prime contractor, Lockheed Martin Corporation; and a program to integrate and modernize the FAA Telecommunications Infrastructure, which is comprised of approximately 5,000 FAA sites.

      Other recently won programs that are beginning to produce increased revenue include the MAF/TIGER program for the U.S. Census Bureau, the U.S. Air Force’s Family of Beyond Line of Sight Terminals program, the U.S. Air Force and National Reconnaissance Office’s Space-Based Radar program and the National Imagery Mapping Agency’s Global Geospatial Intelligence program.

     RF Communications Segment

			Percent
			Increase/
	2003	2002	(Decrease)

	(In millions)
Revenue from product sales and services	$325.7	$258.3	26.1%
Segment operating income	$84.3	$51.6	63.4%
% of revenue	25.9%	20.0%

      RF Communications segment revenue increased 26.1 percent and segment operating income increased 63.4 percent from fiscal 2002 to fiscal 2003. This improvement is related in great part to the strong demand from U.S. and foreign military customers for our radios due to the ongoing focus on combating terrorism and supporting homeland security. Mission-critical requirements on the networked battlefield are well-served by our leading-edge Falcon® II family of secure tactical radios.

      Increases in segment operating income outpaced revenue growth. Higher revenue and favorable product mix drove gross margins higher as we met the increased demand for our products without incurring significant additional fixed costs. Engineering, selling and administrative expenses increased in this segment due to increased volume and new product development for products related to the Joint Tactical Radio System program. Engineering, selling and administrative expenses as a percent of revenue, however, decreased due to the increased volume.

      The segment has a strong position on two next-generation tactical radio programs. During the second quarter of fiscal 2002, our RF Communications segment won a contract with potential revenues of more than $220 million over six years to supply high-frequency radios for the United Kingdom’s Bowman Tactical Radio Programme, one of the most important land-based military projects in recent U.K. history. In the fourth quarter of fiscal 2003, the segment met a major milestone on the Bowman Tactical Radio Programme by shipping the first production units of its high-performance, HF radio systems, which are being manufactured at its operations in Basingstoke, United Kingdom.

      During the fourth quarter of fiscal 2003, this segment also was selected to incorporate its recently developed Sierra™-based Cryptographic Subsystem into 100 percent of the radios to be ordered under the first “cluster” of the five-cluster program that the U.S. Department of Defense calls its “Radio of the Future” — the Joint Tactical Radio System. We expect this selection to result in approximately $100 million of revenue over the next ten years and we expect to provide more than $500 million in system design, development and production for the Joint Tactical Radio System program as part of the Boeing team on Cluster 1. Also, we now are positioned to become the encryption standard for other Joint Tactical Radio System clusters. We expect to bid on Joint Tactical Radio System Clusters 2-5, which could have a total value of approximately $5 billion. The latest schedule indicates awards for Cluster 5 and Cluster 3 in the summer of calendar year 2004.

      Also in the fourth quarter of fiscal 2003, the RF Communications segment received a $10 million order from the U.S. Army Defense Early Response Fund (“DERF”), which is the segment’s first significant order for Homeland Defense. DERF provides funding that allows agencies such as the National Guard to purchase new radio equipment.

      Growth in this segment, in general, and the Joint Tactical Radio System development in particular, created a need to expand our facilities and we purchased during the fourth quarter of fiscal 2003 a building adjacent to one of our existing facilities in Rochester, New York.

     Microwave Communications Segment

			Percent
			Increase/
	2003	2002	(Decrease)

	(In millions)
Revenue from product sales and services	$281.6	$288.9	(2.5)%
Segment operating loss	$(26.9)	$(17.4)	54.6%
% of revenue	(9.6)%	(6.0)%

      Microwave Communications segment revenue decreased 2.5 percent from fiscal 2002 to fiscal 2003. The segment’s operating loss increased from $17.4 million in fiscal 2002 to $26.9 million in fiscal 2003.

      The fiscal 2003 operating loss was impacted by $16.9 million of inventory write-offs associated with the exit of this segment’s WinRoLL and RapidNet wireless local loop products ($5.8 million), the exit of this segment’s MDL microwave radio products ($1.3 million), the shut-down of this segment’s Brazilian manufacturing plant ($1.5 million), as well as cost reductions actions including the consolidation of its research and development activities in the U.S. from three locations to one location in Durham, North Carolina and the reduction of infrastructure costs in some of its international locations ($8.3 million). The fiscal 2002 operating loss was impacted by $15.8 million of costs associated with the cost-cutting actions primarily related to the shut-down of the Microwave Communications segment’s Calgary, Canada facility and cost reductions at its Chatenay-Malabry, France location ($8.8 million) and collection losses related to the bankruptcy of a customer in Latin America ($7.0 million).

      Revenue is down and segment operating losses are up in this segment primarily as a result of continued capital spending constraints in the international telecom equipment markets and from continuing competitive pressures among international equipment vendors. The segment maintained its leadership position in North America. Strong sales continued for our Constellation™ 155 radios, which are designed specifically for the high-performance requirements of North American mobile service providers, utility networks and state and local governments.

      Gross margins decreased in this segment in fiscal 2003 compared to fiscal 2002, mainly due to weak international markets noted above and supply chain issues including the bankruptcy of a major supplier in

France and other disruptions that increased our costs to deliver systems on time to our customers. Going forward, we have solidified our supply chain by moving to more reliable and lower-cost vendors and have redesigned our international products to reduce product cost. Engineering, selling and administrative expenses in this segment were relatively flat as increased provisions for collection losses offset savings experienced from on-going cost reduction activities. It is unclear to us when significant strengthening in international market conditions for this segment will occur. We, however, remain focused on reducing our product and overhead costs and improving segment operating income.

      The $8.3 million charge mentioned above included severance, relocation and facility shutdown costs of $2.6 million, $3.6 million and $2.1 million, respectively. We estimate that these actions will result in annual pretax cost savings of $7.5 million.

      The severance costs resulted from the layoff of 137 employees from the following functions: engineering – 76; services – 29; management and administration – 26; and sales and marketing – 6. Geographically, the individuals were from our locations in: Bellevue, Washington – 38; Redwood Shores, California – 25; Montreal, Canada – 18; Sao Paulo, Brazil – 15; Torrance, California – 12; Shenzhen, China – 12; Mexico City, Mexico – 7; Calgary, Canada – 4; San Antonio, Texas – 3; and Other – 3. All of these individuals were notified of their employment status and the terms of their severance benefit prior to December 27, 2002, and they all received severance benefits prior to February 26, 2003.

      The facility shut-down costs of $2.1 million related to our vacating facilities in Sao Paulo, Brazil ($1.1 million); Bellevue, Washington ($0.8 million); and Torrance, California ($0.2 million) and included the write-off of assets such as leasehold improvements ($1.0 million); lease termination costs ($0.8 million); and forfeited export tax credits ($0.3 million). All of these facilities were vacated prior to December 27, 2002.

     Network Support Segment

			Percent
			Increase/
	2003	2002	(Decrease)

	(In millions)
Revenue from product sales and services	$49.7	$57.2	(13.1)%
Segment operating loss	$(15.5)	$(10.3)	50.5%
% of revenue	(31.2)%	(18.0)%

      Network Support segment revenue decreased 13.1 percent from fiscal 2002 to fiscal 2003. The segment’s operating loss of $10.3 million in fiscal 2002 increased to $15.5 million in fiscal 2003. The fiscal 2003 operating loss includes a $9.0 million inventory write-off associated with the exit of this segment’s access and test management products. Revenue and gross margin both decreased in this segment as it continues to suffer from weak international markets and lower spending by the Regional Bell Operating Companies. Engineering, selling and administrative expenses were lower in fiscal 2003 when compared to fiscal 2002 in this segment due to the cumulative effect of its on-going cost reduction programs.

      During the fourth quarter, this segment received from a major telecom service provider the first order, in the amount of $5 million, for its newly developed EXP™ field technician test system. The EXP™ system is designed to improve field technician productivity and performance by reducing repeat visits required to diagnose and repair telecom problems or initiate new services. Field trials of this new solution are ongoing with additional telecom customers.

     Broadcast Communications Segment

			Percent
			Increase/
	2003	2002	(Decrease)

	(In millions)
Revenue from product sales and services	$315.2	$355.1	(11.2)%
Segment operating income	$8.0	$37.2	(78.5)%
% of revenue	2.5%	10.5%

      Broadcast Communications segment revenue decreased 11.2 percent from fiscal 2002 to fiscal 2003 and segment operating income decreased from $37.2 million in fiscal 2002 to $8.0 million in fiscal 2003. Fiscal 2003 operating income includes $4.4 million of costs associated with cost-cutting actions aimed at reducing infrastructure costs. Most of the decrease in revenue came from a decline in digital television equipment sales.

Analog television transmitter and studio systems revenues also decreased. These decreases were partially offset by an increase in analog radio transmitter sales that related in large part to a $64 million order to provide products and services for the radio broadcast infrastructure of S.N. Radiocomunicatii S.A., Romania’s state-owned broadcast organization. The continued delay in capital spending by customers was the result of continued weak advertising revenue, smaller-market broadcasters installing the minimum amount of equipment necessary to temporarily comply with the FCC’s digital conversion mandates and disruption costs associated with the news coverage of the War in Iraq.

      This segment had significantly lower gross margins in fiscal 2003 when compared to fiscal 2002 due to the lower volume and the shift in product mix away from higher margin digital television equipment to lower margin analog radio products. This segment’s engineering, selling and administrative expenses were lower in fiscal 2003 when compared to fiscal 2002, due to the lower volume and ongoing cost-cutting actions. Engineering, selling and administrative expenses as a percent of revenue, however, increased in fiscal 2003 when compared to fiscal 2002, as cost-cutting measures did not keep pace with the 11.2 percent reduction in revenue.

      The FCC has recently proposed new deadlines that would require stations in major markets to comply with full-power digital television transmission requirements by July 2005. All other markets would comply one year later. These proposed deadlines are bringing more certainty to the timing of increased demand for our digital television equipment. Many broadcasters now are budgeting transmission and studio system upgrades to full digital capability. We also are taking steps to improve the Broadcast Communications segment operating income at the current revenue levels through ongoing focus on cost controls.

      The $4.4 million charge mentioned above included severance and relocation costs of $2.4 million and $2.0 million, respectively. We estimate that these actions will result in annual pretax cost savings of $12.0 million.

      The severance costs resulted from the layoff of 94 employees from the following functions: engineering – 36; manufacturing – 26; management and administration – 20; and sales and marketing – 12. Geographically, the individuals were from our locations in: Littleton, Massachusetts – 26; Rennes, France – 23; Mason, Ohio – 16; Quincy, Illinois – 12; Sunnyvale, California – 7; Winnersh, U.K. – 6; and
Other – 4. All of these individuals were notified of their termination prior to June 27, 2003, and all will receive severance benefits prior to August 31, 2003.

Headquarters Expense

			Percent
			Increase/
	2003	2002	(Decrease)

	(In millions)
Headquarters expense	$69.6	$49.1	41.8%

      Headquarters expense increased 41.8 percent from $49.1 million in fiscal 2002 to $69.6 million in fiscal 2003. Fiscal 2003 headquarters expense includes severance costs associated with cost-cutting actions aimed at reducing infrastructure costs ($4.0 million) and write-downs related to the disposal of assets remaining from our previously exited telephone switch business ($12.4 million). The increase in headquarters expense was also due to a $4.2 million contribution to our retiring Chairman of the Board, President and Chief Executive Officer’s supplemental executive retirement plan account.

      We estimate these cost-cutting actions mentioned above will result in annual pretax cost savings of $13.0 million. Since much of the gross expenses incurred at our corporate headquarters are billed to our operating segments, a large portion of these cost savings will be recognized in the operating income of our commercial segments rather than in headquarters expense.

      The severance costs resulted from the layoff of 73 employees who were all from management and administrative functions. Geographically, the individuals were from our locations in: Melbourne, Florida – 70 and Other – 3. All of these individuals were notified of their termination prior to June 27, 2003, and all will receive severance benefits prior to August 31, 2003.

Fiscal 2002 Compared with Fiscal 2001

      Our revenue from product sales and services for fiscal 2002 was $1,875.8 million, a decrease of 4.1 percent compared to fiscal 2001. Decreased revenues in our Microwave Communications and Network Support segments were partially offset by increased revenue in our Government Communications Systems, RF Communications

and Broadcast Communications segments. Our income before income taxes in fiscal 2002 was $125.1 million compared to $72.4 million for the prior year. This increase was primarily due to increased fiscal 2002 income before income taxes in our Government Communications Systems, RF Communications and Broadcast Communications segments when compared to fiscal 2001; lower net interest expense in fiscal 2002 when compared to fiscal 2001; and the impact of the $73.5 million write-off of purchased in-process research and development related to the acquisition of WavTrace, Inc. (“WavTrace”) in fiscal 2001. Income before income taxes also increased due to goodwill amortization in fiscal 2001 that was not evident in fiscal 2002 pursuant to our implementation of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”), which requires goodwill to no longer be amortized but rather tested for impairment on a periodic basis. These increases in income before income taxes were partially offset by greater losses before income taxes in our Network Support segment in fiscal 2002 when compared to fiscal 2001; lower non-operating income in fiscal 2002 when compared to fiscal 2001; and higher headquarters expense in fiscal 2002 when compared to fiscal 2001. Additionally, our Microwave Communications segment experienced a loss before income taxes of $17.4 million in fiscal 2002 compared to a loss of $58.8 million in fiscal 2001, which includes the impact of the above mentioned $73.5 million write-off of purchased in-process research and development.

Comparative Statement of Income

      Our comparative statement of income is as follows:

			Percent
			Increase/
	2002	2001	(Decrease)

	(In millions)
Revenue from product sales and services	$1,875.8	$1,955.1	(4.1)%
Cost of product sales and services	(1,378.1)	(1,431.1)	(3.7)%

Gross margin	497.7	524.0	(5.0)%
% of revenue	26.5%	26.8%
Engineering, selling and administrative expenses	(400.2)	(414.4)	(3.4)%
% of revenue	21.3%	21.2%
Amortization of goodwill	—	(22.2)	—
Purchased in-process research and development	—	(73.5)	—
Non-operating income(1)	41.0	80.0	(48.8)%
Interest income	13.3	13.3	—
Interest expense	(26.7)	(34.8)	(23.3)%

Income before income taxes	125.1	72.4	72.8%
% of revenue	6.7%	3.7%
Income taxes	(42.5)	(51.0)	(16.7)%

Net income	$82.6	$21.4	286.0%

% of revenue	4.4%	1.1%

(1)	Fiscal 2002 includes a $10.3 million gain from the sale of our minority interest in our GE Harris Energy Controls Systems, LLC joint venture, a $10.0 million write-down of our investment interest in Terion, Inc. and a $3.7 million write-down of marketable securities. Fiscal 2001 includes a $33.4 million gain from the sale of our minority interest in our GE-Harris Railway Electronics, LLC joint venture and a $20.1 million write-down of marketable securities.

     Gross Margin: Our gross margin as a percentage of revenue was 26.5 percent in fiscal 2002 compared to 26.8 percent in fiscal 2001, a decrease of 0.3 percentage points. Both gross margin improvement and higher sales volume in our RF Communications and Broadcast Communications segments was offset mainly by lower revenue and lower gross margin in our Network Support segment due to the collapse of the DSL build-out and weakened international market. The improved gross margin in our RF Communications and Broadcast Communications segments came from product cost reductions, improved manufacturing processes and efficiencies gained on higher sales volume and favorable pricing conditions. Our Government Communications Systems segment gross margin also was slightly lower than the prior year due to the August 2001 sale of our Harris Publishing Systems and Baseview Product Subsidiaries (“Publishing Business”), which had high margins. Additionally, the lower sales volume due to depressed international markets in our Microwave Communications segment in fiscal 2002 compared to fiscal 2001 negatively impacted our gross margin in fiscal 2002.

      Engineering, Selling and Administrative Expenses: Our engineering, selling and administrative expenses declined from $414.4 million in fiscal 2001 to $400.2 million in fiscal 2002. As a percentage of revenue, they remained relatively flat at 21.2 percent of revenue in fiscal 2001 compared to 21.3 percent of revenue in fiscal 2002. Engineering, selling and administrative expenses were significantly lower in our Government Communications Systems segment due to the August 2001 sale of our Publishing Business. Engineering, selling and administrative expenses also were significantly lower in our Network Support and Microwave Communications segments due to cost-cutting actions in response to international market weakness in the microwave radio market and general market weakness for our network support products. Engineering, selling and administrative expenses would have declined even more in our Microwave Communications segment had it not been for planned costs associated with the cost-cutting actions, which included a facility closing and headcount reductions in several locations. The reductions in engineering, selling and administrative expenses were partially offset by increased headquarters expense as well as increases in engineering, selling and administrative expenses in our Broadcast Communications segment due to our acquisition of Hirschmann Multimedia Communications Network and in our RF Communications segment to support substantially higher sales volume. The increase in headquarters expenses was associated with idle facility costs and higher expenses from our supplemental executive retirement plan, which fluctuates as a function of the U.S. stock market.

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

      Non-Operating Income: Our non-operating income decreased from $80.0 million in fiscal 2001 to $41.0 million in fiscal 2002. Non-operating income in fiscal 2001 includes a $33.4 million gain from the sale of our minority interest in our GE-Harris Railway Electronics, LLC joint venture and a $20.1 million write-down of marketable securities. Non-operating income in fiscal 2002 includes a $10.3 million gain from the sale of our minority interest in our GE Harris Energy Controls Systems, LLC joint venture, a $10.0 million write-down of our investment interest in Terion, Inc. and a $3.7 million write-down of marketable securities. Non-operating income also decreased as a result of gains from the sale of securities available for sale, decreasing from $102.5 million in fiscal 2001 to $64.2 million in fiscal 2002, and higher legal expenses incurred in our offensive patent infringement pursuits. The gains from the sale of securities available for sale in both years result primarily from the sale of shares in Intersil Corporation, which were acquired in August 1999 in connection with the sale of our semiconductor operations. Partially offsetting these decreases was $7.3 million in income from our equity investments in fiscal 2002 compared to a loss from equity investments of $9.5 million in fiscal 2001. As of June 28, 2002, we only have one remaining investment that we account for under the equity method of accounting, which is our minority position in LiveTV, LLC. Expenses and fees associated with marketing and technology projects, our selected investments and other items reduced non-operating income by $22.8 million in fiscal 2002 and $26.2 million in fiscal 2001.

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

      Selected financial information relating to geographical regions and export sales is set forth in Note 23: Business Segments in the Notes to Financial Statements.

Discussion of Business Segments

      Government Communications Systems Segment

			Percent
			Increase/
	2002	2001	(Decrease)

	(In millions)
Revenue from product sales and services	$924.4	$848.3	9.0%
Segment operating income	$85.5	$70.9	20.6%
% of revenue	9.2%	8.4%

      Government Communications Systems segment revenue in fiscal 2002 increased 9.0 percent from fiscal 2001, and income before income taxes in fiscal 2002 increased 20.6 percent from fiscal 2001. Growth in our Government Communications Systems segment revenues underscores the general health of this business, which continues to expand its customer base with significant new contracts across all areas of airborne, spaceborne and ground communications. The segment’s operating margin continues to benefit from higher performance award fees as well as lower operating costs due to the sale of our Harris Publishing Systems and Baseview Products subsidiaries in the first quarter of fiscal 2002.

      In July 2002, our Government Communications Systems segment won its largest contract ever — a 15-year, $1.7 billion contract to integrate and modernize the FAA’s Telecommunications Infrastructure. Total value of the program including options could reach $3.5 billion through 2017. The FAA Telecommunications Infrastructure program will consolidate telecommunications at more than 5,000 FAA facilities nationwide while reducing operating costs, enhancing network security and improving service and reliability. In the second quarter, we won a position on the Joint Strike Fighter program, which we consider the second largest program win in our history. We currently expect to provide more than $2 billion in avionics work over the anticipated 20-year life of the program.

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

RF Communications Segment

			Percent
			Increase/
	2002	2001	(Decrease)

	(In millions)
Revenue from product sales and services	$258.3	$223.1	15.8%
Segment operating income	$51.6	$32.5	58.8%
% of revenue	20.0%	14.6%

      RF Communications segment revenue in fiscal 2002 increased 15.8 percent from fiscal 2001, and income before income taxes in fiscal 2002 increased 58.8 percent from fiscal 2001. This success is related in great part to our ongoing support of the War on Terrorism with our leading-edge Falcon® II family of secure tactical radios. Increases in income outpaced revenue growth as manufacturing efficiencies, product cost reductions in our Falcon® II family of products and favorable pricing conditions were reflected in the operating results.

      During the second quarter of 2002, our RF Communications segment won a contract with potential revenues of more than $200 million to supply high-frequency radios for the United Kingdom’s Bowman Tactical Radio Programme, one of the most important land-based military projects in recent U.K. history. During the fourth quarter of fiscal 2002, this segment won a key position on a program that the U.S. Department of Defense calls its “Radio of the Future” — the Joint Tactical Radio System. We were selected as part of a team to provide system design, development and production for the first “cluster” of a five-cluster development program that will provide advanced radio communications for all U.S. military forces. RF Communications also plans to bid on the Joint Tactical Radio System Clusters 2-4, which will be awarded over the next 12-24 months. The remaining clusters have a total value of approximately $5 billion.

Microwave Communications Segment

			Percent
			Increase/
	2002	2001	(Decrease)

	(In millions)
Revenue from product sales and services	$288.9	$430.0	(32.8)%
Segment operating loss	$(17.4)	$(58.8)	(70.4)%
% of revenue	(6.0)%	(13.7)%

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

Network Support Segment

			Percent
			Increase/
	2002	2001	(Decrease)

	(In millions)
Revenue from product sales and services	$57.2	$122.0	(53.1)%
Segment operating loss	$(10.3)	$(0.6)	1,616.7%
% of revenue	(18.0)%	(0.5)%

      Network Support segment revenue in fiscal 2002 decreased 53.1 percent from fiscal 2001, and the segment recognized a loss before income taxes in fiscal 2002 of $10.3 million compared to a loss before income taxes in fiscal 2001 of $0.6 million. This segment continues to suffer from the collapse of the Digital Subscriber Line build-out and weakened international markets. Cost-reduction programs implemented in this segment earlier in fiscal 2002 helped to limit the losses of this segment in fiscal 2002.

Broadcast Communications Segment

			Percent
			Increase/
	2002	2001	(Decrease)

	(In millions)
Revenue from product sales and services	$355.1	$336.7	5.5%
Segment operating income	$37.2	$35.0	6.3%
% of revenue	10.5%	10.4%

      Broadcast Communications segment revenue in fiscal 2002 increased 5.5 percent from fiscal 2001, and income before income taxes in fiscal 2002 increased 6.3 percent from the prior year. These increases were largely a result of the continuing transition of U.S. broadcasters to digital standards, including medium to small commercial TV stations as well as PBS stations that have to meet their FCC-mandated guidelines for the conversion from analog to digital broadcasting. Sales remained soft for automation and studio systems as broadcasters continued to delay discretionary purchases in response to low advertising revenues.

      In the first quarter of fiscal 2002, we acquired the Hirschmann Multimedia Communications Network business, an Austria-based leader in European-standard digital television and radio transmitters, for $8.6 million.

Liquidity and Financial Position

      Net cash provided by operating activities: Our net cash provided by operating activities was $152.8 million in fiscal 2003 compared to $206.6 million in fiscal 2002. The positive cash flows from operating activities in fiscal 2003 are due to continuing improved asset management in all of our segments and strong profits and exceptional asset management performance in our Government Communications Systems and RF Communications segments. During fiscal 2003 the improved asset management resulted in positive cash flows from inventory, unbilled costs, trade payables, advance payments and unearned income and accrued compensation and benefits. These improvements were partially offset by negative cash flows from increased accounts and notes receivable that were driven by higher fourth quarter revenues in our RF Communications, Government Communications Systems and Microwave Communications segments. During fiscal 2002, working capital reduction programs in all of our segments as well as sales volume decreases in our Network Support and Microwave Communications segments led to decreases in inventories and accounts and notes receivable. This improvement was partially offset by a reduction in cash flows as a result of lower accounts payable on lower volumes in fiscal 2002.

      Net cash provided by (used in) investing activities: Our net cash used in investing activities was $29.3 million in fiscal 2003 compared to net cash provided by investing activities of $29.3 million in fiscal 2002. Cash used in investing activities in fiscal 2003 was due to additions of plant and equipment of $73.0 million and cash paid for selected investments of $5.4 million, which was partially offset by proceeds from the sale of our minority interest in our LiveTV, LLC venture of $19.0 million and proceeds from the sale of securities available for sale of $30.1 million. Cash provided by investing activities in fiscal 2002 was due to the proceeds from the sale of securities available for sale of $69.1 million and $23.0 million of proceeds from the sale of our minority interest in our GE Harris Energy Controls Systems, LLC joint venture, which was partially offset by additions of plant and equipment of $45.9 million, $9.4 million of cash paid for our acquisition of the Hirschmann Multimedia Communications Network business and $7.5 million of cash paid for selected investments.

      The increase in our additions of plant and equipment from $45.9 million in fiscal 2002 to $73.0 million in fiscal 2003 was primarily due to our investment in a network operations command center for our FAA Telecommunications Infrastructure program and the purchase of a building in Rochester, New York to support the growth in our RF Communications segment. Our total additions in fiscal 2004 are expected to be in the $80 million to $85 million range.

      Net cash provided by (used in) financing activities: Our net cash provided by financing activities in fiscal 2003 was $95.0 million compared to net cash used in financing activities in fiscal 2002 of $114.3 million. The net cash provided by financing activities in fiscal 2003 was primarily due to net proceeds from debt borrowings of $119.9 million, which reflects the net receipt of $145.2 million from the private placement of $150.0 million of our 3.5 percent convertible debentures and the retirement of $30.5 million our 6.38 percent notes payable during fiscal 2003. Other items included in net cash provided by financing activities in fiscal 2003 were cash dividends of $21.2 million, cash paid for the purchase and retirement of common stock of $6.0 million and proceeds from the issuance of common stock of $2.3 million upon the exercise of options. In fiscal 2003, we issued 289,975 shares of common stock to employees under the terms of our option and incentive plans.

      The net cash used in financing activities in fiscal 2002 was primarily due to net payments of debt borrowings of $110.5 million, which were primarily attributable to the payment of $98.6 million of our 6.65 percent debentures in fiscal 2002. Other items included in net cash used in financing activities in fiscal 2002 were cash dividends of $13.2 million and proceeds from the issuance of common stock of $9.4 million upon the exercise of options. In fiscal 2002, we issued 523,219 shares of common stock to employees under the terms of our option and incentive plans.

      In fiscal 2000, our board of directors approved a share repurchase program, which authorizes us to repurchase up to 15 million shares through open market transactions, in negotiated block transactions or pursuant to tender offers. In fiscal 2003, we used $6.0 million to repurchase 217,500 shares of our common stock. In fiscal 2002, we did not repurchase any shares of our common stock. An authorization to repurchase an additional 1.5 million shares under this repurchase program still exists. We currently expect that we will repurchase shares of common stock to offset the dilutive effect of shares issued under our stock incentive plans. Additionally, if warranted by market conditions, we will consider accelerating our purchases.

      Capital Structure and Resources: We have available a committed syndicated credit facility with various banks that currently provides for borrowings up to $212.5 million under a 3-Year Credit Agreement, which expires in May 2004. A pricing matrix based upon our long-term debt rating assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service determines interest rates on borrowings under this facility and related fees. The availability of this facility is not contingent upon our debt rating. We are not required to maintain compensating balances in connection with this agreement. At June 27, 2003 no amounts were borrowed under this facility, but availability of borrowings under this facility does enable us to issue commercial paper. The financial covenants contained in this facility include, among others, maintenance of consolidated tangible net worth of not less than $813.2 million (which amount was initially $700 million and is subject to further increase), maintenance of a total debt to earnings before interest, taxes, depreciation and amortization ratio of not more than 3.0 and a limit on total debt to $800 million. This credit facility also includes negative covenants (i) limiting the creation of liens or other encumbrances, (ii) limiting certain sale and leaseback transactions, and (iii) limiting certain sales or other dispositions of assets other than in the ordinary course of business. In addition, this facility includes certain provisions for acceleration of maturity in the case of a (a) “cross default” with other indebtedness in an amount in excess of $25 million, (b) final uninsured judgment in excess of $25 million which remains unpaid or discharged, or (c) change of control, including if a person or group of persons acquires more than 25 percent of our voting stock. Given the impending expiration of this facility, we are assessing entering into a new facility.

      We have an effective shelf registration statement filed with the Securities and Exchange Commission, which provides for the issuance of debt securities of up to $500 million.

      On August 26, 2002, we completed the private placement of $150 million of our 3.5% Convertible Debentures due 2022. The debentures are unsecured obligations convertible, following certain events, into shares of our common stock at an initial conversion price of $45.25 per share, subject to adjustment. The debentures were issued at 100 percent of the principal amount, less a discount of 2.5 percent to the initial purchasers. We may redeem the debentures commencing August 2007 at 100 percent of the principal amount plus accrued interest. Holders may require us to repurchase the debentures, in whole or in part, on specified dates in 2007, 2012 and 2017 or upon the occurrence of certain other events at 100 percent of the principal amount plus accrued interest. The debentures bear interest at an annual rate of 3.5 percent. The interest rate will be reset in August 2007, 2012 and 2017, but in no event will it be reset below 3.5 percent or above 5.5 percent per annum.

      In addition to our $150 million 3.5% convertible debentures, we have outstanding unsecured long-term debt of $251.6 million. The earliest scheduled maturity of any long-term debt is 2007.

      We have uncommitted short-term lines of credit aggregating $54.8 million from various U.S. and international banks, of which $23.6 million was available on June 27, 2003. These lines provide for borrowings at various interest rates, typically may be terminated upon notice, may be used on such terms as mutually agreed to by the banks and us and are reviewed annually for renewal or modification. These lines do not require compensating balances. We have a short-term commercial paper program in place, which we may utilize to satisfy short-term cash requirements. This program has not been used since the private placement on August 26, 2002 of $150 million of our 3.5% convertible debentures. There were no borrowings under the commercial paper program at June 27, 2003.

      Our debt is currently rated “BBB” by Standard and Poor’s Rating Group and “Baa2” by Moody’s Investors Service. We expect to maintain operating ratios, fixed-charge coverage ratios and balance sheet ratios sufficient for retention of these debt ratings. However, there are no assurances that our credit ratings will not be reduced in the future. If our credit rating is lowered below “investment grade,” we may not be able to issue short-term commercial paper, but would instead need to borrow under our other credit facilities or look for other alternatives.

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

      At June 27, 2003 we had contractual cash obligations to repay debt (including capital lease obligations, which are immaterial), to purchase goods and services and to make payments under operating leases. Payments due under these long-term obligations are as follows:

		Obligations Due by Fiscal Year

			2005	2007
			and	and	After
	Total	2004	2006	2008	2008

	(In millions)
Long-term debt	$402.4	$0.8	$0.2	$151.4	$250.0
Purchase obligations	347.2	272.0	50.0	8.7	16.5
Operating lease commitments	68.7	17.8	25.9	15.7	9.3

Total contractual cash obligations	$818.3	$290.6	$76.1	$175.8	$275.8

      The purchase obligations of $347.2 million noted above include $267.7 million of purchase obligations related to our Government Communications Systems segment, which are fully funded under contracts with the U.S. Government.

      Off-Balance Sheet Arrangements: We have entered into surety bonds, standby letter of credit agreements and other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers and to obtain insurance policies with our insurance carriers.

      At June 27, 2003 we had commitments related to contingent liabilities on outstanding letters of credit, guarantees and other arrangements, as follows:

		Expiration of Commitments
		by Fiscal Year

					After
	Total	2004	2005	2006	2006

	(In millions)
Standby letters of credit used for:
Bids	$2.7	$2.3	$—	$0.4	$—
Down payments	18.5	16.0	2.5	—	—
Performance	26.6	19.9	5.4	0.9	0.4
Financial assurances	7.2	6.8	0.4	—	—

	55.0	45.0	8.3	1.3	0.4
Surety bonds used for:
Bids	0.1	0.1	—	—	—
Performance	30.9	30.5	—	0.4	—
Financial assurances	3.1	3.0	0.1	—	—

	34.1	33.6	0.1	0.4	—
Guarantees	1.9	0.6	0.4	0.4	0.5

Total commitments	$91.0	$79.2	$8.8	$2.1	$0.9

      We do not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. In addition, we do not have any related party transactions that materially affect our results of operations, cash flow or financial condition.

Comparative Financial Position:

      Our comparative financial position is as follows:

	As of	As of	Percent
	June 27,	June 28,	Increase/
	2003	2002	(Decrease)

	(In millions, except per share amounts)
Cash and cash equivalents	$442.6	$226.2	95.7%
Marketable securities	23.1	52.2	(55.7)%
Other current assets	892.0	875.1	1.9%
Current liabilities	(495.5)	(425.6)	16.4%

Working capital	$862.2	$727.9	18.5%
Goodwill	$228.1	$215.2	6.0%
Non-current deferred income tax asset	$20.4	$26.0	(21.5)%
Long-term debt	$401.6	$283.0	41.9%
Total shareholders’ equity	$1,183.2	$1,149.9	2.9%
Book value per share	$17.82	$17.33	2.8%

      Cash and Cash Equivalents: Our cash and cash equivalents increased $216.4 million in fiscal 2003 due primarily to the net receipt of $145.2 million from the private placement of convertible debentures, cash provided by operating activities of $152.8 million as discussed above, cash receipts related to the sale of our minority interest in our LiveTV, LLC venture of $19.0 million and proceeds from the sale of securities available for sale of $30.1 million. These increases were partially offset by the repayment of our $30.5 million 6.38 percent notes payable to banks, $73.0 million in additions of plant and equipment, $21.2 million of cash dividends paid and $6.0 million paid to repurchase 217,500 shares of our common stock.

      Marketable Securities: Our marketable securities decreased from $52.2 million as of June 28, 2002 to $23.1 million as of June 27, 2003. The decrease was primarily due to our sale of a portion of our holdings in Intersil Corporation and the sale of the remainder of our holdings in Advanced Fibre Communications, Inc. and Synopsis, Inc.

      Working Capital: Our working capital increased 18.5 percent from $727.9 million as of June 28, 2002 to $862.2 million as of June 27, 2003. The $134.3 million increase was due primarily to increases in cash and cash equivalents as discussed above.

      Goodwill: Our goodwill increased from $215.2 million as of June 28, 2002 to $228.1 million as of June 27, 2003. The increase was due primarily to the final allocation of the purchase price related to the Broadcast Communications segment’s acquisition of Hirschmann Multimedia Communications Network business and foreign currency translation adjustments.

      Non-Current Deferred Income Tax Asset: Our non-current deferred income tax asset was $26.0 million as of June 28, 2002 versus $20.4 million as of June 27, 2003. The decrease is primarily due to lower amounts of tax loss and credit carryforwards net of valuation allowances. For additional information, see Note 22: Income Taxes in our Notes to Financial Statements.

Purchased In-Process Research and Development

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

      ClearBurst™ GB is a point-to-multipoint microwave radio system that is a broadband wireless option to deliver the Internet and other multimedia services at speeds up to 180 Mbp/s per user. The ClearBurst™ GB with BigBurst airlink will use adaptive time division duplexing, which is expected to allow for 100 percent efficient use of the available spectrum. ClearBurst™ GB will also use dynamic asymmetry to adjust for the different data traffic levels of small and large customers. The technology allocates bandwidth between the uplink and downlink of a frequency channel to accommodate traffic. As a result, adaptive time division duplexing is expected to provide greater efficiency than predecessor technologies and support 15 times more customers than previous technologies. The estimated stage of completion of the ClearBurst™ GB project at the time of the acquisition was 80 percent (considering time-based, cost-based and milestone-based completion measures). ClearBurst™ GB does not have any significant leverage on any existing technology developed outside of this project.

      The value assigned to purchased in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products and discounting the net cash flows to their present value using a discount rate of 35 percent.

      During fiscal 2003, primary development efforts for this in-process research and development project were completed and the business responsibility and project engineers were transferred from the Microwave Communications segment to the Government Communications Systems segment. We believe this technology will generate economic benefits over several years within the Government Communications Systems segment.

Retirement Plans

      Retirement benefits for substantially all of our employees are provided primarily through a defined contribution retirement plan having profit sharing and savings elements. We also provide limited health-care benefits to retirees who have 10 or more years of service. All of our obligations under our retirement plans have been fully funded by our contributions, the provision for which totaled $58.0 million in fiscal 2003.

Impact of Foreign Exchange

      Approximately 47 percent of our international business is transacted in local currency environments. The impact of translating the assets and liabilities of these operations to U.S. dollars is included as a component of shareholders’ equity. At June 27, 2003, the cumulative translation adjustment reduced shareholders’ equity by $13.0 million compared to a reduction of $22.8 million at June 28, 2002.

      We utilize foreign currency hedging instruments to minimize the currency risk of international transactions. Gains and losses resulting from currency rate fluctuations did not have a material effect on our results in fiscal 2003, 2002 or 2001.

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

      Foreign Exchange and Currency: We use foreign exchange contracts and options to hedge both balance sheet and future foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers and intercompany loans. We believe the use of foreign currency financial instruments should reduce the risks that arise from doing business in international markets. At June 27, 2003, we had open foreign exchange contracts with a notional amount of $95.7 million, of which $18.1 million were classified as cash flow hedges and $77.6 million were classified as fair value hedges. This compares to total foreign exchange contracts with a notional amount of $83.5 million as of June 28, 2002, of which $44.8 million were classified as cash flow hedges and $38.7 million were classified as fair value hedges. At June 27, 2003, contract expiration dates range from less than one month to two years with a weighted average contract life of 0.3 years.

      More specifically, the foreign exchange contracts classified as cash flow hedges are primarily being used to hedge currency exposures from cash flows anticipated from the United Kingdom Bowman Programme in our RF Communications segment. This contract for our tactical radio products was awarded in the second quarter of fiscal 2002. Under the contract, the customer pays in Pounds Sterling (“GBP”). We also have payments to local suppliers in GBP on this program. We have hedged the forecasted sales and vendor payments denominated in GBP to maintain our anticipated profit margin in U.S. dollars. As of June 27, 2003, we estimated that a pretax loss of $0.1 million would be reclassified into earnings from comprehensive income within the next two years related to these transactions.

      The net gain included in our earnings in fiscal 2003 and 2002 representing the amount of fair value and cash flow hedges’ ineffectiveness was $0.2 million and $0.7 million, respectively. No amounts were recognized in our earnings in fiscal 2003 and 2002 related to the component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. In addition, no amounts were recognized in our earnings in fiscal 2003 and 2002 related to hedged firm commitments that no longer qualify as fair value hedges. All of these derivatives were recorded at their fair value on the balance sheet in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”).

      Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for our foreign currency derivatives held at June 27, 2003 would have an impact of approximately $9.3 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.

      Marketable Securities: We currently have a portfolio of marketable equity securities available for sale. These investments result from the retained interest in sold or spun-off businesses and the investment into start-up companies that have technology or products that are of interest to us. The fair market value of these securities at June 27, 2003, was $23.1 million compared to $52.2 million at June 28, 2002. This decrease was due primarily to the sale of some of these investments in fiscal 2003. The unrealized gains and losses related to our marketable securities are included as a component of shareholders’ equity. These investments historically have had higher volatility than most market indices. A 10 percent adverse change in the quoted market price of marketable equity securities would have an impact of approximately $2.3 million on the fair market value of these securities.

      We utilize option contracts from time to time in the form of cashless collars to hedge anticipated cash flows from the sale of marketable securities. Contracts are generally one year or less. At June 27, 2003, we had no open option contracts, which compares to open option contracts for 175,000 shares of Intersil Corporation stock at a weighted average strike price of $32.26 as of June 28, 2002. These collars were classified as cash flow hedges and recorded at their fair value on the balance sheet in accordance with Statement 133. The fair market value of these collars, reflected in the caption “Other assets” in our Consolidated Balance Sheet at June 28, 2002, was $1.9 million. Factors that could impact the effectiveness of our hedging programs for marketable securities include accuracy of cash flow estimates, volatility of security markets and the cost and availability of hedging instruments.

      Interest Rates: We utilize a balanced mix of debt maturities along with both fixed-rate and variable-rate debt and available lines of credit to manage our exposures to changes in interest rates. We do not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2004, although there can be no assurances that interest rates will not change significantly.

Environmental Matters

      We are actively engaged in complying with environmental protection laws and we have ongoing internal compliance programs. The cost of environmental capital projects in fiscal 2003 and 2002 was immaterial. We estimate that the cost in fiscal 2004 for environmental-related capital projects also will be immaterial. Under the Superfund Act or similar state environmental laws, we also have potential liability at various waste sites designated for clean up. We are named as a potentially responsible party at 14 such sites where future liabilities could exist. These sites include two sites owned by us, eight sites associated with our former graphics or semiconductor locations and four treatment or disposal sites not owned by us that contain hazardous substances allegedly attributable to us from past operations. Four of the eight sites associated with our former graphics or semiconductor sites were sold to Intersil Corporation. We routinely assess our contingencies, obligations and commitments to clean up and monitor sites in light of in-depth studies, analysis by environmental experts and legal reviews. At the two sites we own and at five sites associated with our former locations, we are involved primarily in monitoring and remediation programs that have been implemented in cooperation with various environmental agencies. At one of the sites associated with our former locations, we have provided indemnification to the purchaser for potential undiscovered future liabilities, and at another we have provided indemnification to the purchaser for liabilities for which we, in turn, have been indemnified by a prior owner. At the other sites, we are involved as one of numerous potentially responsible parties.

      In ascertaining environmental exposures, we must assess the extent of contamination, the nature of remedial actions, continually evolving governmental standards and the number, participation level and financial viability of other potentially responsible parties and other similar variables. Based upon internal and third-party studies, as well as the remediation and monitoring expense history at the two sites we own and at six of the eight sites associated with our former locations, the number and solvency of potentially responsible parties at the other sites and an assessment of other relevant factors, we have estimated that our discounted liability under the Superfund Act and other environmental statutes and regulations for identified sites, using a 7.5 percent discount rate, is approximately $3.9 million. This liability is accrued in the June 27, 2003 Consolidated Balance Sheet. The expected aggregate undiscounted amount that will be incurred over the next 20 to 25 years (depending on the number of years for each site) is approximately $6.4 million. The expected payments for the next five years are: fiscal 2004 — $0.4 million; fiscal 2005 — $0.6 million; fiscal 2006 — $0.6 million; fiscal 2007 — $0.6 million; fiscal 2008 — $0.4 million; and the aggregate amount thereafter is approximately $3.8 million. For additional information regarding environmental matters, see Item 3 “Legal Proceedings.”

Impact of Recently Issued Accounting Pronouncements

      As described in Note 2: Accounting Changes in our Notes to Financial Statements, there are accounting pronouncements that have recently been issued but not yet implemented by us. Note 2 describes the potential impact that these pronouncements are expected to have on our financial position, cash flows or results of operations.

Outlook

      Our two government communications businesses are driving outstanding growth, and we expect continuing strong performance from both in fiscal 2004. Growth in these two businesses is driven not only by significant new communications infrastructure programs by the U.S. and other countries around the world, but also by our ability to understand customer needs, to apply leading-edge technology to system requirements and to outperform expectations on a regular basis.

      We continue to believe in the long-term potential of the telecom and broadcast markets. Operating income in each of our commercial businesses is expected to show noticeable improvement in fiscal 2004, as a result of the cumulative effects of cost-reduction actions at the divisions and at the corporate headquarters. We also have maintained aggressive research and development activities, and each business has extensive product and market leadership positions. As the markets improve in fiscal 2004 and beyond, we are on solid footing to serve a growing customer base.

      Non-operating income will likely be minimal, compared to $23.7 million in fiscal 2003. However, we have received recent positive rulings in two intellectual property litigation cases, against Sanyo North America Corporation and Ericsson, Inc., with an approximate combined net value of $50 million. Awards in these cases could increase non-operating income in fiscal 2004, but the results of appeals, ultimate outcome and the timing of any potential payments cannot be predicted. We remain strongly committed to using our technology assets to create additional shareholder returns in the future.

Application of Critical Accounting Policies

      In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in our Notes to Financial Statements. We consider the policies discussed below as critical to an understanding of our financial statements because their application places the most significant demands on our judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. The impact and any associated risks related to these policies on our business operations are discussed throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. For a detailed discussion of the application of these and other accounting policies, see Note 1: Significant Accounting Policies in our Notes to Financial Statements. Senior management has discussed the development and selection of the critical accounting policies and the related disclosure included herein with the Audit Committee of our board of directors. Preparation of this Annual Report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

      Besides estimates that meet the “critical” accounting policy criteria, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses as well as disclosures of contingent assets and liabilities. Estimates are based on experience and other information available prior to the issuance of the financial statements. Materially different results can occur as circumstances change and additional information becomes known, including for estimates that we do not deem “critical.”

Revenue Recognition on Long-Term Contracts and Contract Estimates
      A significant portion of our business is derived from long-term development and production contracts, which are accounted for under the provisions of the American Institute of Certified Public Accountants’ (“AICPA”) audit and accounting guide, “Audits of Federal Government Contractors,” and the AICPA’s Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”). Revenues related to long-term contracts are recorded using the percentage-of-completion method generally measured by the costs incurred on each contract to-date against estimated total contract costs at completion (“cost-to-cost”) with consideration given for risk of performance and estimated profit. The percentage-of-completion method of revenue recognition is used in our Government Communications Systems, RF Communications, Broadcast Communications and Microwave Communications segments. Revenues are recorded on certain long-term production contracts within our RF Communications segment using the units of delivery method rather than the cost-to-cost method. Under the units of delivery method, sales and profits are recorded based on the ratio of actual units delivered to estimated total units to be delivered under the contract. Amounts representing contract change orders, claims or other items that may change the scope of a contract are included in sales only when they can be reliably estimated and realization is probable. Incentives or penalties and award fees applicable to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions, which increase or decrease earnings based solely on a single significant event, generally are not recognized until the event occurs. Contracts generally are not segmented. If contracts are segmented, they meet the segmenting criteria stated in SOP 81-1.

      Recognition of profit on long-term contracts requires estimates of: the contract value or total contract revenue; the total cost at completion; and the measurement of progress toward completion. The estimated profit or loss on a contract is equal to the difference between the estimated contract value and the estimated total cost at completion. Due to the long-term nature of many of our programs, developing the estimated total cost at completion often requires significant judgment. Factors that must be considered in estimating the work to be completed include labor productivity and availability of labor, the nature and complexity of the work to be performed, availability of materials, subcontractor performance, the impact of delayed performance, availability and timing of funding from the customer and the recoverability of claims outside the original contract included in any estimate to complete. We review cost performance and estimates to complete on our ongoing and acquired contracts at least quarterly and in many cases more frequently. If a change in estimated cost to complete a contract is determined to have an impact on contract earnings, we will record a positive or negative adjustment to estimated earnings when identified. As of June 27, 2003 the amount of unbilled costs and accrued earnings on fixed-price contracts on our Consolidated Balance Sheet was $164.8 million compared to $178.6 million as of June 28, 2002. These amounts include gross costs and accrued income, which is netted against billings and progress payments. A significant change in an estimate on one or more programs could have a material effect on our statement of financial position and results of operations. For example, a one percent variance in our estimate of accrued income booked as of June 27, 2003 on all open fixed-price contracts would impact our pretax income and our cost of product sales and services by $4.3 million.

Provisions for Excess and Obsolete Inventory Losses
      We value our inventory at the lower of cost or market. We balance the need to maintain prudent inventory levels to ensure competitive delivery performance with the risk of excess or obsolete inventory due to changing technology and customer requirements. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. The review of excess and obsolete inventory primarily relates to our Microwave Communications, Broadcast Communications, Network Support and RF Communications segments. Several factors may influence the sale and use of our inventories, including our decisions to exit a product line, technological change and new product development. These factors could result in a change in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if we determine that our inventory was overvalued, we would be required to recognize such costs in “Cost of product sales and services” in our Consolidated Statement of Income at the time of such determination. Likewise, if we determine our inventory is undervalued, we may have overstated “Cost of product sales and services” in previous periods and would be required to recognize such additional income. As of June 27, 2003, our reserve for obsolete and excess inventory was $43.7 million or 17 percent of our gross inventory balance, which compares to our reserve of $38.5 million or 14 percent of the gross inventory balance as of June 28, 2002. We recorded $24.4 million, $20.6 million and $10.5 million in inventory write-down charges during fiscal 2003, 2002 and 2001, respectively. In fiscal 2003, inventory write-downs of $17.6 million related to our exit of unprofitable products in our Microwave Communications and Network Support segments and the shutdown of our Brazilian manufacturing plant in the Microwave Communications segment. In fiscal 2002, inventory write-downs were primarily due to the slow-down in demand for our Microwave Communications segment’s products as a result of weak international markets where a lack of capital radically reduced the expansion of telecom infrastructure. Although we make every reasonable effort to ensure the accuracy of our forecasts of future product demand, including the impact of planned future product launches, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results. For example, a 10 percent variance in our estimate of the amount of excess and obsolete inventory would impact our pretax income and our cost of product sales and services by $4.4 million.

Accounts and Finance Receivables Allowance for Doubtful Accounts and Credit Losses
      In our Government Communications Systems and RF Communications segments, a substantial majority of our revenues and, consequently, our outstanding accounts receivable, are directly or indirectly with the U.S. Government. Therefore, our risk of not collecting amounts due us under such arrangements is minimal. In our Microwave Communications, Broadcast Communications and Network Support segments, our revenues are supported by contractual arrangements specifying the timing and amounts of payments. In addition, we often require letters of credit or deposit payments prior to the commencement of work or obtain progress payments from our customers upon the achievement of certain milestones. We perform ongoing credit evaluations of our customers and adjust credit limits based upon customer payment history and current creditworthiness, as determined by our review of our customers’ current credit information. We also have obtained credit insurance for some international customers that we have determined to be a credit risk. We continuously monitor collections and payments from our customers and maintain a provision for estimated collection losses based upon our historical experience and any specific customer collection issues we have identified. While such credit losses have generally been within our expectations and the provisions established, we cannot guarantee we will continue to experience the same credit loss rates we have in the past. Measurement of such losses requires consideration of historical loss experience, including the need to adjust for current conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and financial health of specific customers. We historically have experienced and expect to continue to experience a minimal amount of uncollectible accounts receivable. As of June 27, 2003, our allowance for collection losses was $13.2 million or 3 percent of our gross trade receivable balance compared to an allowance for collection losses as of June 28, 2002 of $16.7 million or 4 percent of our gross trade receivable balance. We recorded $9.2 million, $6.0 million and $3.0 million in provisions for doubtful accounts for both our accounts and finance receivables in our Consolidated Statement of Income for fiscal 2003, 2002 and 2001, respectively. Although we make every reasonable effort to ensure the accuracy of our estimate of future collection losses, any significant unanticipated changes in our customers’ credit-worthiness could have a significant impact on these estimates. For example, a 10 percent variance in our estimate of future collection losses would impact our pretax income and our engineering, selling and administrative expenses by $1.3 million.

Valuation of Marketable Securities and Selected Investments
      Marketable securities included in our Consolidated Balance Sheet are reflected in the financial statements at fair value or amounts that approximate fair value. Unrealized gains and losses related to marketable securities are reflected in other comprehensive income unless unrealized losses are considered to be other than temporary. Where available, we use prices from independent sources, such as listed market prices or broker or dealer price quotations. Selected investments are accounted for using the cost method of accounting and are evaluated for impairment if cost exceeds fair value. For these investments that are illiquid and privately held securities that do not have readily determinable fair values, the determination of fair value requires management to obtain independent appraisals, or to estimate the value of the securities without an independent appraisal based upon available information such as projected cash flows, comparable market prices of similar companies, recent acquisitions of similar companies made in the marketplace and a review of the financial and market conditions of the underlying company. We use judgment in estimating the fair value based on our evaluation of the investee and establishing an appropriate discount rate, terminal value and perpetuity rate to apply in our calculations. In instances where a security is subject to transfer restrictions, the value of the security is based primarily on the quoted price of the same security without restriction but may be reduced by an amount estimated to reflect such restrictions. In addition, even where the value of a security is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine the fair value. For instance, we generally assume the size of positions in securities we hold would not be large enough to affect the quoted price of the securities if we sell them and any such sale would happen in an orderly manner. These assumptions, however, may be incorrect and the actual value realized upon disposition could be different from the current carrying value. We evaluate our securities for “other than temporary” impairment. Impairment may exist when the fair value of an investment security has been below the current value for an extended period of time, which we generally define as nine months. If an “other than temporary” impairment is determined to exist, the difference between the value of the investment security recorded on the financial statements and our current fair value is recognized as a charge to earnings in the period in which the impairment is determined to be other than temporary. As of June 27, 2003, we own approximately $23.1 million of marketable securities, which have prices from independent sources such as listed market prices and $38.8 million of selected investments that are included in the “Other assets” caption in our Consolidated Balance Sheet, for which we have obtained independent appraisals. We make every reasonable effort to ensure the accuracy of our estimate of the value of our marketable securities and selected investments. Any significant unanticipated changes in listed market prices, broker or dealer price quotations, or in the underlying assumptions used by independent appraisers or us could have a significant impact on these estimates. For example, a 10 percent decrease in our estimate in the fair value of our marketable securities and selected investments that was other than temporary would impact our pretax income and our non-operating income by $5.4 million.

Goodwill
      Under the provision of Statement 142, we are required to perform an annual (or under certain circumstances more frequent) impairment test of our goodwill. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as our business segments, with its net book value or carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

      There are many assumptions and estimates underlying the determination of the fair value of the reporting unit. These assumptions include projected cash flows, discount rates, comparable market prices of similar businesses, recent acquisitions of similar businesses made in the marketplace and a review of the financial and market conditions of the underlying business. We completed impairment tests as of March 28, 2003 with no adjustment to the carrying value of goodwill. Goodwill in our Consolidated Balance Sheet as of June 27, 2003 and June 28, 2002 was $228.1 million and $215.2 million, respectively. Although we make every reasonable effort to ensure the accuracy of our estimate of the fair value of our reporting units, future changes in the assumptions used to make these estimates could result in the recording of an impairment loss. For example, a 10 percent variance in our estimate of our Microwave Communications segment’s fair value could result in us performing the second step of the impairment test as described above for the $24.1 million of goodwill carried in this segment. A 10 percent decrease, however, in our estimate of any of our other reporting units would not lead to any further tests for impairment.

Income Taxes and Tax Valuation Allowances
      We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in our Consolidated Balance Sheet, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the balance sheet and provide necessary valuation allowances as required. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. Our valuation allowance related to deferred income taxes, which is reflected in our Consolidated Balance Sheet, was $20.1 million as of June 27, 2003 and $6.5 million as of June 28, 2002. If we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results. For example, a 10 percent variance in our estimate of valuation allowance related to deferred income taxes would impact our provision for income taxes and net income by $2.0 million.

Forward-Looking Statements and Factors that May Affect Future Results

      The following are some of the factors we believe could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here also could adversely affect us.

We currently are experiencing uncertain economic conditions, which makes it difficult to estimate growth in our markets and, as a result, future income and expenditures.

      Current conditions in the domestic and global economies are extremely uncertain. As a result, it is difficult to estimate the level of growth for the economy as a whole. It is even more difficult to estimate growth in various parts of the economy, including some of the markets in which we participate. Because all components of our budgeting and forecasting are dependent upon estimates of growth in the markets we serve, the prevailing economic uncertainty renders estimates of future income and expenditures even more difficult than usual. As a result, we may make significant investments and expenditures but never realize the anticipated benefits, which could adversely affect our results of operations. The future direction of the overall domestic and global economies will have a significant impact on our overall performance.

The severe telecommunications slowdown has had a negative impact on our telecom businesses and continued weakness could further hurt our operations.

      During the past several years there has been a severe downturn and tightening of international capital markets for the telecommunication, cellular and wireless telephone industry in general. Additionally, the competitive local exchange carrier business has experienced a severe downturn and many competitive local exchange carriers have ceased operations or have scaled back operations significantly. This slowdown has had an adverse impact upon our network support and microwave communications businesses.

We depend on the U.S. Government for a significant portion of our revenues, and the loss of this relationship or a shift in U.S. Government funding could have adverse consequences on our future business.

      We are highly dependent on sales to the U.S. Government. Approximately 62 percent, 54 percent and 42 percent of our net revenues in fiscal 2003, 2002 and 2001 were derived from sales to the U.S. Government. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government could significantly reduce our revenues. Our U.S. Government programs must compete with programs managed by other defense contractors for a limited number of programs and for uncertain levels of funding. Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government and will continue these efforts in the future. The U.S. Government may choose to use other defense contractors for its limited number of defense programs. In addition, the funding of defense programs also competes with nondefense spending of the U.S. Government. Budget decisions made by the U.S. Government are outside of our control and have long-term consequences for our business. A shift in U.S. Government defense spending to other programs in which we are not involved, or a reduction in U.S. Government defense spending generally, could have adverse consequences on our business.

We derive a significant portion of our revenues from international revenues and are subject to the risks of doing business in foreign countries including fluctuations in foreign currency exchange rates.

      We are highly dependent on sales to customers outside the United States. In fiscal 2003, 2002 and 2001, revenues from products exported from the U.S. or manufactured abroad were 20 percent, 22 percent and 29 percent, respectively, of our total revenues. Approximately 47 percent of our international business in fiscal 2003 was transacted in local currency environments. Losses resulting from currency rate fluctuations can adversely affect our results. We expect that international revenues will continue to account for a significant portion of our total revenues. Also, a significant portion of our international revenues are in less developed countries. As a result, we are subject to risks of doing business internationally, including:

•	currency exchange controls, fluctuations of currency and currency revaluations,

•	the laws, regulations and policies of foreign governments relating to investments and operations, as well as U.S. laws affecting the activities of U.S. companies abroad,

•	changes in regulatory requirements, including imposition of tariffs or embargoes, export controls and other trade restrictions,

•	uncertainties and restrictions concerning the availability of funding, credit or guarantees,

•	the difficulty of managing an organization doing business in many countries,

•	import and export licensing requirements and regulations, as well as unforeseen changes in export regulations,

•	taxes,

•	uncertainties as to local laws and enforcement of contract and intellectual property rights and occasional requirements for onerous contract clauses, and

•	rapid changes in government, economic and political policies, political or civil unrest or the threat of international boycotts or U.S. anti-boycott legislation.

      While these factors or the impact of these factors are difficult to predict, any one or more of them could adversely affect our operations in the future.

The fair values of our portfolio of passive investments are subject to significant price volatility or erosion.

      We maintain portfolio holdings of various issuers and types of securities. These securities generally are classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheet at fair value. Part of our portfolio includes minority equity investments in several publicly-traded companies. Because the majority of these securities represent investments in technology companies, the fair market values of these securities are subject to significant price volatility and, in general, suffered a significant decline during fiscal 2002 and 2003. In addition, the realizable value of these securities is subject to market and other conditions. We also have invested in numerous privately held companies, many of which still can be considered in the start-up or developmental stages. These investments are illiquid and are inherently risky as the markets for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in these companies.

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

      We believe that, in order to remain competitive in the future, we will need to continue to develop new products, which will require the investment of significant financial resources in new product development. The need to make these expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures ultimately will lead to the timely development of new products. Due to the design complexity of some of our products, we may experience delays in completing development and introducing new products in the future. Any delays could result in increased costs of development or redirect resources from other projects. In addition, we cannot provide assurances that the markets for our products will develop as we currently anticipate. The failure of our products to gain market acceptance could reduce significantly our revenues and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing products that gain market acceptance in advance of our products or that our competitors will not develop new products that cause our existing products to become obsolete. If we fail in our new product development efforts or our products fail to achieve market acceptance more rapidly than those of our competitors, our revenues will decline and our business, financial condition and results of operations will be adversely affected.

We cannot predict the consequences of future geo-political events, but they may affect adversely the markets in which we operate, our ability to insure against risks, our operations or our profitability.

      The terrorist attacks in the United States on September 11, 2001, the subsequent U.S.-led military response and the potential for future terrorist activities and other recent geo-political events, have created economic and political uncertainties that could have a material adverse effect on our business and the prices of our securities. These matters have caused uncertainty in the world’s financial and insurance markets and may increase significantly the political, economic and social instability in the geographic areas in which we operate. These matters also have caused the premiums charged for our insurance coverages to increase and may cause some coverages to be unavailable altogether. While our government businesses have benefited from homeland defense initiatives and the War on Terrorism, these developments may affect adversely our business and profitability and the prices of our securities in ways that we cannot predict at this time.

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

We depend significantly on our U.S. Government contracts, which are only partially funded, subject to immediate termination, and heavily regulated and audited. The termination or failure to fund one or more of these contracts could have an adverse impact on our business.

      Over its lifetime, a U.S. Government program may be implemented by the award of many different individual contracts and subcontracts. The funding of U.S. Government programs is subject to Congressional appropriations. Although multi-year contracts may be planned or authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs often receive only partial funding initially, and additional funds are committed only as Congress makes further appropriations. The termination of funding for a U.S. Government program would result in a loss of anticipated future revenues attributable to that program. That could have an adverse impact on our operations. In addition, the termination of a program or the failure to commit additional funds to a program that already has been started could result in lost revenue and increase our overall costs of doing business.

      Generally, U.S. Government contracts are subject to oversight audits by U.S. Government representatives. In addition, the contracts generally contain provisions permitting termination, in whole or in part, without prior notice at the U.S. Government’s convenience upon the payment of compensation only for work done and commitments made at the time of termination. We can give no assurance that one or more of our U.S. Government contracts will not be terminated under these circumstances. Also, we can give no assurance that we would be able to procure new contracts to offset the revenues lost as a result of any termination of our U.S. Government contracts. Because a significant portion of our revenues are dependent on our procurement, performance and payment under our U.S. Government contracts, the loss of one or more large contracts could have an adverse impact on our financial condition.

      Our government business also is subject to specific procurement regulations and a variety of socioeconomic and other requirements. These requirements, although customary in U.S. Government contracts, increase our performance and compliance costs. These costs might increase in the future, thereby reducing our margins, which could have an adverse effect on our financial condition. Failure to comply with these regulations and requirements could lead to suspension or debarment from U.S. Government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to procurement integrity, export control, U.S. Government security regulations, employment practices, protection of the environment, accuracy of records and the recording of costs and foreign corruption. The termination of a U.S. Government contract or relationship as a result of any of these acts would have an adverse impact on our operations and could have an adverse effect on our reputation and ability to procure other U.S. Government contracts in the future. We currently are cooperating with certain U.S. Government representatives in investigations relating to potential violations of foreign corrupt practices, export controls and other laws. No assurance can be given that the outcome of these investigations will not have a material adverse effect on our financial condition or our business as a whole.

We enter into fixed-price contracts that could subject us to losses in the event that we have cost overruns.

      Sometimes, we enter into contracts on a firm, fixed-price basis. During fiscal 2003 approximately 70 percent of our total Government Communications Systems and RF Communications segments’ sales were from fixed-price contracts. This allows us to benefit from cost savings, but it carries the burden of potential cost overruns since we assume all of the cost risk. If our initial estimates are incorrect, we can lose money on these contracts. U.S. Government contracts can expose us to potentially large losses because the U.S. Government can compel us to complete a project or, in certain circumstances, pay the entire cost of its replacement by another provider regardless of the size or foreseeability of any cost overruns that occur over the life of the contract. Because many of these projects involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, problems with other contractors and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet project deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts we may not realize their full benefits. Our results of operations are dependent on our ability to maximize our earnings from our contracts. Lower earnings caused by cost overruns and cost controls would have an adverse impact on our financial results.

The inability of our subcontractors to perform, or our key suppliers to manufacture and deliver our components or products, could cause our products to be produced in an untimely or unsatisfactory manner.

      On several of our U.S. government contracts, we engage subcontractors. In addition, there are certain parts or components, which we source from other manufacturers. Some of our suppliers from time to time experience financial and operational difficulties, which may impact their ability to supply the materials, components and subsystems that we require. Any inability to develop alternative sources of supply on a cost-effective basis could materially impair our ability to manufacture and deliver our products to customers in a timely manner. We cannot give assurances that we will not experience material supply problems or component or subsystems problems in the future. Also, our subcontractors may not be able to maintain the quality of our products, which might result in greater product returns and could harm our business, financial condition and results of operations.

Third parties have claimed in the past and may claim in the future that we are infringing upon their intellectual property rights, and third parties may infringe upon our intellectual property rights.

      Many of the markets we serve are characterized by vigorous protection and pursuit of intellectual property, which has resulted in often protracted and expensive litigation. Third parties have claimed in the past and may claim in the future that we are infringing their intellectual property rights, and we may be found to infringe those intellectual property rights. We do not believe that existing claims of infringement will have a material impact on us; however, we may be unaware of intellectual property rights of others that may cover some of our technology, products and services.

      Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. Moreover, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of certain of our products.

      Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer. Our pending patent and trademark registration applications may not be allowed, or competitors may challenge the validity or scope of these patents or trademark registrations. In addition, our patents may not provide us a significant competitive advantage.

      We may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect infringement and our competitive position may be harmed before we do so. In addition, competitors may design around our technology or develop competing technologies.

We are subject to customer demand for financing and customer credit risk.

      The competitive environment in which we operate historically has required us, and many of our principal competitors, to provide medium-term and long-term customer financing. Customer financing arrangements may include all or a portion of the purchase price for our products and services, as well as working capital. We also may assist customers in obtaining financing from banks and other sources on a recourse or non-recourse basis. Our success for some of our businesses may be dependent, in part, upon our ability to provide customer financing on competitive terms. While we generally have been able to place a portion of our customer financings with third-party lenders, or to otherwise insure a portion of this risk, a portion of these financings is provided directly by us. There can be higher risks associated with some of these financings, particularly when provided to start-up operations such as local network providers, to customers in developing countries or to customers in specific financing-intensive areas of the telecommunications industry. If customers fail to meet their obligations, losses could be incurred and such losses could have an adverse effect on us. Our losses could be much greater if it becomes more difficult to place or insure against these risks with third parties. This also may put us at a competitive disadvantage to competitors with greater financial resources. We have various programs in place to monitor and mitigate customer credit risk; however, we cannot provide assurances that such measures will be effective in reducing our exposure to our customers’ credit risk. Continued weakness in the general economy, and the telecommunications industry in particular, may result in increased defaults by customers and increased losses.

We have undertaken cost reductions, which may not yield the benefits we expect and could have adverse effects on our future business.

      We are implementing cost-cutting measures throughout our Company. There are risks inherent in our efforts to reduce costs. These include the risk that we will not be able to reduce expenditures quickly enough or to sustain the reductions at a level necessary to improve profitability and that we may have to undertake additional cost-cutting measures. In addition, there is the risk that cost-cutting initiatives will impair our ability to effectively develop and market products and remain competitive. Any of these measures could have a long-term effect on our businesses by reducing our pool of technical talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, and limiting our ability to hire and retain key personnel.

Developing new technologies entails significant risks and uncertainties.

      We are exposed to liabilities that are unique to the products and services we provide. A significant portion of our business relates to designing, developing and manufacturing advanced defense and technology systems and products. New technologies associated with these systems and products may be untested or unproven. Components of certain of the defense systems and products we develop are inherently dangerous. Failures of satellites, missile systems, air-traffic control systems, homeland security applications and aircraft have the potential to cause loss of life and extensive property damage. In most circumstances we may receive indemnification from the U.S. Government. While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs from an accident. It also is not possible to obtain insurance to protect against all operational risks and liabilities. Substantial claims resulting from an accident in excess of U.S. Government indemnity and our insurance coverage could harm our financial condition and operating results. Moreover, any accident or incident for which we are liable, even if fully insured, could negatively affect our reputation among our customers and the public, thereby making it more difficult for us to compete effectively, and could significantly impact the cost and availability of adequate insurance in the future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

      In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates, fluctuations in the market value of our marketable equity securities available for sale and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks. For a discussion of such policies and procedures and the related risks, see “Market Risk Management” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated by reference into this Item 7A.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The financial statements and supplementary financial information and data required by this Item are set forth in the pages indicated in Item 15(a)(1) and (2).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

      (a) Evaluation of disclosure controls and procedures: As required by rule 13a-15 under the Securities Exchange Act of 1934, as of the end of fiscal 2003 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective.

      Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange

Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

      (b) Changes in internal controls: There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during fiscal 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required by this Item, with respect to our directors, is incorporated herein by reference to the discussion under the headings Proposal 1: Election of Directors — Term Expiring In 2006 and Current Directors Not Up For Election in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 24, 2003, which proxy statement is expected to be filed within 120 days after the end of our 2003 fiscal year. Certain information regarding our executive officers is included in Part I hereof under the heading “Executive Officers of the Registrant” in accordance with General Instruction G(3) of Form 10-K. The information relating to compliance with Section 16(a) of the Securities and Exchange Act which is presented under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 24, 2003, also is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

      The information required by this Item, with respect to compensation of our directors and executive officers, is incorporated herein by reference to our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 24, 2003, which proxy statement is expected to be filed within 120 days after the end of our 2003 fiscal year. The information specified in Item 402(k) and (l) of Regulation S-K and set forth in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 24, 2003, is not incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      For information about our common stock that may be issued upon the exercise of options, warrants and rights under all our equity compensation plans, see “Equity Compensation Plan Information,” in Item 5 “Market for the Registrant’s Common Equity and Related Stockholder Matters,” which is incorporated by reference into this Item 12.

      The other information required by this Item, with respect to security ownership of certain of our beneficial owners and management, is incorporated herein by reference to the discussion under the headings Our Largest Shareholders and Shares Held By Our Directors and Executive Officers in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 24, 2003, which proxy statement is expected to be filed within 120 days after the end of our 2003 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      During the fiscal year ended June 27, 2003, there existed no relationships and there were no transactions reportable under this Item.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The information required by this Item is incorporated herein by reference to the discussion under the heading Proposal 2: Ratification of Appointment of Independent Auditors in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 24, 2003, which proxy statement is expected to be filed within 120 days after the end of our 2003 fiscal year.

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

(4)(c)(i) Indenture, dated as of May 1, 1996, between Harris Corporation and The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a Committee of the Board, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-03111, filed with the Securities and Exchange Commission on May 3, 1996.

(4)(c)(ii) Instrument of Resignation from Trustee and Appointment and Acceptance of Successor Trustee among Harris Corporation, JP Morgan Chase Bank, as Resigning Trustee and The Bank of New York, as Successor Trustee, dated as of November 1, 2002 (effective November 15, 2002), incorporated by reference to Exhibit 99.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2002.

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

(vi) Restoration Stock Option Agreement Terms and Conditions (as of 8/24/01) for grants under the Harris Corporation 2000 Stock Incentive Plan.

(vii) Restoration Stock Option Agreement Terms and Conditions (as of 10/27/01) for grants under the Harris Corporation 2000 Stock Incentive Plan.

(viii) Executive Restricted Stock Award Agreement Terms and Conditions for grants under the Harris Corporation 2000 Stock Incentive Plan.

*(10)(e)(i) Harris Corporation Retirement Plan (amended and restated effective January 1, 2003), incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2003.

*(10)(f)(i) Harris Corporation Supplemental Executive Retirement Plan (amended and restated effective March 1, 2003), incorporated herein by reference to Exhibit 10(b)(i) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2003.

(ii) Amendment No. 1 to Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit (10)(b)(ii) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2003.

*(10)(g)(i) Directors Retirement Plan, incorporated herein by reference to Exhibit 10(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

(ii) Amendment to Directors Retirement Plan, incorporated herein by reference to Exhibit 10(ii) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1997.

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

(10)(i) Credit Agreement (3-Year), dated as of May 10, 2001, among Harris Corporation, as Borrower, SunTrust Bank, as Administrative Agent and L/ C Issuer, Bank of America, N.A., as Syndication Agent and the other lenders party thereto, incorporated herein by reference to Exhibit (10)(i)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001.

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

(10)(m) Registration Rights Agreement, dated as of August 26, 2002, by and between Harris Corporation and each of Morgan Stanley & Co. Incorporated, Salomon Smith Barney, Inc., SunTrust Capital Markets, Inc. and Wachovia Securities, Inc., incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2002.

(10)(n) Purchase Agreement, dated as of August 20, 2002, by and between Harris Corporation and each of Morgan Stanley & Co. Incorporated, Salomon Smith Barney, Inc., SunTrust Capital Markets, Inc. and Wachovia Securities, Inc., incorporated herein by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2002.

*10(o) Executive Employment Agreement, dated as of January 20, 2003, by and between Harris Corporation and Howard L. Lance, incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2003.

(12) Statement regarding computation of earnings to fixed charges.

(21) Subsidiaries of the Registrant.

(23) Consent of Ernst & Young LLP.

(31) Rule 13a-14(a)/15d-14(a) Certifications.

(32) Section 1350 Certifications.

(99) Additional Exhibits: n/a

      (b) Reports on Form 8-K.

We submitted to the Commission a Current Report on Form 8-K on April 16, 2003, relating to our announcement of revenues and earnings for our third fiscal quarter of fiscal 2003. This Form 8-K was furnished pursuant to Item 12 (Results of Operations and Financial Condition) of Form 8-K.

* Management contract or compensatory plan or arrangement.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRIS CORPORATION
(Registrant)

Dated:  August 28, 2003

By	/s/BRYAN R. ROUB

Bryan R. Roub
Senior Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HOWARD L. LANCE Howard L. Lance	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 28, 2003

/s/ BRYAN R. ROUB Bryan R. Roub	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 28, 2003

/s/ JAMES L. CHRISTIE James L. Christie	Vice President — Controller (Principal Accounting Officer)	August 28, 2003

/s/ THOMAS A. DATTILO Thomas A. Dattilo	Director	August 28, 2003

/s/ RALPH D. DENUNZIO Ralph D. DeNunzio	Director	August 28, 2003

/s/ JOSEPH L. DIONNE Joseph L. Dionne	Director	August 28, 2003

/s/ LEWIS HAY III Lewis Hay III	Director	August 28, 2003

/s/ KAREN KATEN Karen Katen	Director	August 28, 2003

/s/ STEPHEN P. KAUFMAN Stephen P. Kaufman	Director	August 28, 2003

/s/ DAVID B. RICKARD David B. Rickard	Director	August 28, 2003

/s/ GREGORY T. SWIENTON Gregory T. Swienton	Director	August 28, 2003

ANNUAL REPORT ON FORM 10-K

Item 8

Financial Statements and Supplementary Data

Fiscal Year Ended June 27, 2003

HARRIS CORPORATION

MELBOURNE, FLORIDA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Harris Directors and Shareholders:

      We have audited the accompanying consolidated balance sheet of Harris Corporation and its subsidiaries as of June 27, 2003 and June 28, 2002 and the related consolidated statements of income, cash flows and comprehensive income and shareholders’ equity for each of the three fiscal years in the period ended June 27, 2003. Our audits also include the financial statement schedule listed in the index Item 15(a). These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harris Corporation and subsidiaries at June 27, 2003 and June 28, 2002, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended June 27, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/     ERNST & YOUNG LLP

Orlando, Florida

July 21, 2003

CONSOLIDATED STATEMENT OF INCOME

	Fiscal Years Ended

	2003	2002	2001

	(In millions, except per share amounts)
Revenue from product sales and services	$2,092.7	$1,875.8	$1,955.1
Cost of product sales and services	(1,575.6)	(1,378.1)	(1,431.1)
Engineering, selling and administrative expenses	(431.9)	(400.2)	(414.4)
Amortization of goodwill	—	—	(22.2)
Purchased in-process research and development	—	—	(73.5)
Non-operating income	23.7	41.0	80.0
Interest income	6.1	13.3	13.3
Interest expense	(24.9)	(26.7)	(34.8)

Income before income taxes	90.1	125.1	72.4
Income taxes	(30.6)	(42.5)	(51.0)

Net income	$59.5	$82.6	$21.4

Net Income Per Common Share
Basic	$.90	$1.25	$.32
Diluted	$.90	$1.25	$.32

See Notes to Financial Statements

CONSOLIDATED BALANCE SHEET

	June 27,	June 28,
	2003	2002

	(In millions)
Assets
Current Assets
Cash and cash equivalents	$442.6	$226.2
Marketable securities	23.1	52.2
Receivables	420.0	380.3
Unbilled costs and accrued earnings on fixed-price contracts	164.8	178.6
Inventories	213.9	233.2
Current deferred income taxes	88.1	82.3
Income taxes receivable	5.2	0.7

Total current assets	1,357.7	1,153.5
Other Assets
Plant and equipment	289.2	270.6
Goodwill	228.1	215.2
Non-current notes receivable	28.2	30.9
Non-current deferred income taxes	20.4	26.0
Other assets	156.7	162.3

	722.6	705.0

	$2,080.3	$1,858.5

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$31.2	$24.6
Accounts payable	114.0	99.2
Compensation and benefits	138.5	111.8
Other accrued items	104.6	106.6
Advance payments and unearned income	106.4	82.1
Current portion of long-term debt	0.8	1.3

Total current liabilities	495.5	425.6
Other Liabilities
Long-term debt	401.6	283.0
Shareholders’ Equity
Preferred Stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common Stock, $1.00 par value; 250,000,000 shares authorized; issued and outstanding 66,391,032 shares at June 27, 2003 and 66,342,340 shares at June 28, 2002	66.4	66.3
Other capital	229.7	223.9
Retained earnings	905.3	871.7
Unearned compensation	(5.2)	(2.1)
Accumulated other comprehensive income	(13.0)	(9.9)

Total shareholders’ equity	1,183.2	1,149.9

	$2,080.3	$1,858.5

See Notes to Financial Statements

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Years Ended

	2003	2002	2001

	(In millions)
Operating Activities
Net income	$59.5	$82.6	$21.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	56.4	55.1	79.7
Non-current deferred income tax	5.6	(6.4)	(8.6)
Purchased in-process research and development	—	—	73.5
Gain on the sale of securities available for sale	(21.2)	(60.5)	(82.4)
Gain on the sale of LiveTV, LLC	(18.8)	—	—
Gain on the sale of GE Harris Energy Control Systems, LLC	—	(10.3)	—
Gain on the sale of GE-Harris Railway Electronics, LLC	—	—	(33.4)
(Increase) decrease in:
Accounts and notes receivable	(37.0)	77.3	(12.2)
Unbilled costs and inventories	33.1	40.9	(102.0)
Increase (decrease) in:
Accounts payable and accrued expenses	39.5	(24.4)	0.8
Advance payments and unearned income	24.3	7.7	(0.4)
Income taxes	(2.7)	7.2	8.7
Other	14.1	37.4	27.6

Net cash provided by (used in) operating activities	152.8	206.6	(27.3)

Investing Activities
Cash paid for acquired businesses	—	(9.4)	(147.6)
Additions of plant and equipment	(73.0)	(45.9)	(55.2)
Cash paid for selected investments	(5.4)	(7.5)	(34.2)
Proceeds from the sale of securities available for sale	30.1	69.1	127.4
Proceeds from the sale of LiveTV, LLC	19.0	—	—
Proceeds from the sale of GE Harris Energy Control Systems, LLC	—	23.0	—
Proceeds from the sale of GE-Harris Railway Electronics, LLC	—	—	50.0

Net cash provided by (used in) investing activities	(29.3)	29.3	(59.6)

Financing Activities
Proceeds from borrowings	182.8	8,272.0	8,689.2
Payment of borrowings	(62.9)	(8,382.5)	(8,772.9)
Proceeds from sale of common stock	2.3	9.4	1.9
Purchase of common stock for treasury	(6.0)	—	(92.2)
Cash dividends	(21.2)	(13.2)	(13.3)

Net cash provided by (used in) financing activities	95.0	(114.3)	(187.3)

Effect of exchange rate changes on cash and cash equivalents	(2.1)	1.6	(1.0)

Net increase (decrease) in cash and cash equivalents	216.4	123.2	(275.2)
Cash and cash equivalents at beginning of year	226.2	103.0	378.2

Cash and cash equivalents at end of year	$442.6	$226.2	$103.0

See Notes to Financial Statements

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME AND SHAREHOLDERS’ EQUITY

					Accumulated Other Comprehensive
					Income (Loss)

					Net Unrealized Gain (Loss) from

	Common	Other	Retained	Unearned	Marketable	Hedging	Currency
	Stock	Capital	Earnings	Comp.	Securities	Derivatives	Translation	Total

	(In millions except per share amounts)
Balance at June 30, 2000	$69.0	$228.4	$864.1	$(3.2)	$232.5	$—	$(16.5)	$1,374.3
Net income	—	—	21.4	—	—	—	—	21.4
Foreign currency translation	—	—	—	—	—	—	(12.0)	(12.0)
Net unrealized loss on hedging derivatives net of income taxes of $(0.6)	—	—	—	—	—	(1.0)	—	(1.0)
Net unrealized loss on securities net of income taxes of $(97.1)	—	—	—	—	(165.4)	—	—	(165.4)

Comprehensive loss								(157.0)
Shares issued under Stock Incentive Plan (80,245 shares)	0.1	1.9	—	—	—	—	—	2.0
Shares granted under Stock Incentive Plans (57,500 shares)	—	1.6	—	(1.6)	—	—	—	—
Compensation expense	—	—	—	1.1	—	—	—	1.1
Options granted in connection with the WavTrace acquisition (179,900 shares)	—	4.9	—	(3.7)	—	—	—	1.2
Termination and award of shares granted under Stock Incentive Plans (73,803 shares)	(0.1)	(3.7)	—	2.9	—	—	—	(0.9)
Purchase and retirement of common stock for treasury (3,175,800 shares)	(3.2)	(19.1)	(69.9)	—	—	—	—	(92.2)
Cash dividends ($.20 per share)	—	—	(13.3)	—	—	—	—	(13.3)

Balance at June 29, 2001	65.8	214.0	802.3	(4.5)	67.1	(1.0)	(28.5)	1,115.2
Net income	—	—	82.6	—	—	—	—	82.6
Foreign currency translation	—	—	—	—	—	—	5.7	5.7
Net unrealized gain on hedging derivatives net of income taxes of $0.7	—	—	—	—	—	1.1	—	1.1
Net unrealized loss on securities net of income taxes of $(31.9)	—	—	—	—	(54.3)	—	—	(54.3)

Comprehensive income								35.1
Shares issued under Stock Incentive Plan (458,719 shares)	0.5	8.9	—	—	—	—	—	9.4
Shares granted under Stock Incentive Plans (64,500 shares)	—	1.9	—	(1.9)	—	—	—	—
Compensation expense	—	—	—	3.6	—	—	—	3.6
Termination and award of shares granted under Stock Incentive Plans (26,782 shares)	—	(0.9)	—	0.7	—	—	—	(0.2)
Cash dividends ($.20 per share)	—	—	(13.2)	—	—	—	—	(13.2)

Balance at June 28, 2002	66.3	223.9	871.7	(2.1)	12.8	0.1	(22.8)	1,149.9
Net income	—	—	59.5	—	—	—	—	59.5
Foreign currency translation	—	—	—	—	—	—	9.8	9.8
Net unrealized gain on hedging derivatives net of income taxes of $(0.1)	—	—	—	—	—	(0.2)	—	(0.2)
Net unrealized loss on securities net of income taxes of $(7.4)	—	—	—	—	(12.7)	—	—	(12.7)

Comprehensive income								56.4
Shares issued under Stock Incentive Plan (112,975 shares)	0.1	2.2	—	—	—	—	—	2.3
Shares granted under Stock Incentive Plans (177,000 shares)	0.2	5.4	—	(5.6)	—	—	—	—
Compensation expense	—	—	—	2.5	—	—	—	2.5
Termination and award of shares granted under Stock Incentive Plans (23,783 shares)	—	(0.7)	—	—	—	—	—	(0.7)
Purchase and retirement of common stock for treasury (217,500 shares)	(0.2)	(1.1)	(4.7)	—	—	—	—	(6.0)
Cash dividends ($.32 per share)	—	—	(21.2)	—	—	—	—	(21.2)

Balance at June 27, 2003	$66.4	$229.7	$905.3	$(5.2)	$0.1	$(0.1)	$(13.0)	$1,183.2

See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation — The consolidated financial statements include the accounts of Harris Corporation and its subsidiaries. As used in these notes, the terms “Harris”, “we,” “our” and “us” refer to Harris Corporation and its consolidated subsidiaries. Significant intercompany transactions and accounts have been eliminated.

      Use of Estimates — These statements have been prepared in conformity with accounting principles generally accepted in the United States and require management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Fiscal Year — Our fiscal year ends on the Friday nearest June 30. Fiscal years 2003, 2002 and 2001 include 52 weeks.

      Cash Equivalents — Cash equivalents are temporary cash investments with a maturity of three months or less when purchased. These investments include accrued interest and are carried at the lower of cost or market.

      Marketable Securities — Marketable equity securities are stated at fair value, with unrealized gains and losses, net of tax, included as a separate component of shareholders’ equity. Realized gains and losses from marketable securities are determined using the specific identification method. In instances where a security is subject to transfer restrictions, the value of the security is based primarily on the quoted price of the same security without restriction but may be reduced by an amount estimated to reflect such restrictions. If an “other than temporary” impairment is determined to exist, the difference between the value of the investment security recorded on the financial statements and our current estimate of fair value is recognized as a charge to earnings in the period in which the impairment is determined. The cost basis of marketable securities was $22.8 million at June 27, 2003 and $31.8 million at June 28, 2002. The proceeds from the sale of marketable securities were $30.1 million in fiscal 2003, $69.1 million in fiscal 2002 and $127.4 million in fiscal 2001. The amount of realized gains included in “Non-operating income” was $21.2 million in fiscal 2003, $60.5 million in fiscal 2002 and $82.4 million in fiscal 2001. Included in these realized gains were write-downs for other than temporary decreases in the market value of $0.7 million in fiscal 2003, $3.7 million in fiscal 2002 and $20.1 million in fiscal 2001.

      Selected Investments — Selected investments are equity investments in privately held securities that do not have readily determinable fair values. Selected investments are accounted for using the cost method of accounting and are evaluated for impairment if cost exceeds fair value. The determination of fair value requires management to obtain independent appraisals, or to estimate the value of the securities without an independent appraisal based upon available information such as projected cash flows, comparable market prices of similar companies, recent acquisitions of similar companies made in the marketplace and a review of the financial and market conditions of the underlying company. In fiscal 2002 “Non-operating income” in our Consolidated Statement of Income included a $10.0 million write-down related to an impairment of our investment in Terion, Inc. As of June 27, 2003, we own approximately $38.8 million of selected investments that are included in the “Other assets” caption in our Consolidated Balance Sheet, for which we have obtained independent appraisals. See Note 9: Selected Investments for additional information regarding selected investments.

      Fair Value of Financial Instruments — The carrying amounts reflected in our Consolidated Balance Sheet for cash, cash equivalents, marketable securities, cost method investments, receivables, notes receivables and short-term and long-term debt approximate their fair values. Fair values are based primarily on quoted market prices for those or similar instruments or independent appraisals. A discussion of fair values for our derivative financial instruments is included under the caption “Financial Instruments and Risk Management” in this Significant Accounting Policies note.

      Inventories — Inventories are priced at the lower of cost (determined by average and first-in, first-out methods) or market. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. See Note 5: Inventories and Unbilled Costs for additional information regarding inventories.

      Plant and Equipment — Plant and equipment are carried on the basis of cost. Depreciation of buildings, machinery and equipment is computed by the straight-line and accelerated methods. The estimated useful lives

NOTES TO FINANCIAL STATEMENTS — (Continued)

of buildings range between 5 and 50 years. The estimated useful lives of machinery and equipment range between 3 and 10 years. See Note 6: Plant and Equipment for additional information regarding plant and equipment.

      Income Taxes — We follow the liability method of accounting for income taxes. We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in our Consolidated Balance Sheet, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the balance sheet and provide necessary valuation allowances as required. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. See Note 22: Income Taxes for additional information regarding income taxes.

      Goodwill — Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”), indefinite-life identifiable intangible assets and goodwill are not amortized. Under the provisions of Statement 142, we are required to perform an annual (or under certain circumstances more frequent) impairment test of our goodwill. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as our business segments, with its net book value or carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. See Note 7: Goodwill and Other Intangible Assets for additional information regarding goodwill.

      Impairment of Long-Lived Assets and Identifiable Intangible Assets — We assess the recoverability of the carrying value of our long-lived assets and identifiable intangible assets with finite useful lives whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. We evaluate the recoverability of such assets based upon the expectations of undiscounted cash flows from such assets. If the sum of the expected future undiscounted cash flows were less than the carrying amount of the asset, a loss would be recognized for the difference between the fair value and the carrying amount. See Note 7: Goodwill and Other Intangible Assets for additional information regarding identifiable intangible assets.

      Other Accrued Items and Other Assets — No accrued liabilities or expenses within the caption “Other accrued items” on our Consolidated Balance Sheet exceed 5 percent of our total current liabilities as of June 27, 2003 and as of June 28, 2002. No current assets other than those already disclosed on the Consolidated Balance Sheet exceed 5 percent of our total current assets as of June 27, 2003 or as of June 28, 2002. No assets within the caption “Other assets” on the Consolidated Balance Sheet exceed 5 percent of total assets as of June 27, 2003 or as of June 28, 2002.

      Warranties — On product sales in our RF Communications, Microwave Communications, Network Support and Broadcast Communications segments, we provide for future warranty costs upon product delivery. The specific terms and conditions of those warranties vary depending upon the product sold and country in which we do business. In the case of hardware manufactured by us, our warranties generally start from the delivery date and continue as follows:

Segment	Warranty Periods

RF Communications	One to five years
Microwave Communications	Two to three years
Network Support	18 months to three years
Broadcast Communications	One to five years

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Longer warranty periods are provided on a limited basis including some “lifetime” warranties on some of our small tools in the Network Support segment.

      Software products in our Broadcast Communications and Network Support segments generally carry a 90-day warranty from the date of acceptance. Our liability under these warranties is to provide a corrected copy of any portion of the software found not to be in substantial compliance with the specifications previously agreed to. This may result in, but does not guarantee, the customer receiving a free upgrade to a new release of our software.

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

      On long-term contract sales in our Government Communications Systems and RF Communications segments, the value or price of our warranty is generally included in the contract and funded by the customer. A provision is built into the estimated program costs when determining the profit rate to accrue when applying the cost-to-cost percentage of completion revenue recognition method. Warranty costs, if incurred, are charged to the specific program’s cost and both revenue and cost are recognized at that time. Factors that affect the estimated program cost for warranty include terms of the contract, number of installed units, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim.

      See Note 10: Accrued Warranties for additional information regarding warranties.

      Foreign Currency Translation — The functional currency for most international subsidiaries is the local currency. Assets and liabilities are translated at current rates of exchange and income and expense items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are recorded as a separate component of shareholders’ equity.

      Unearned Compensation — Compensation resulting from performance shares granted under our stock incentive plans is amortized to expense over the performance period and is adjusted for changes in the market value of our common stock.

      Compensation resulting from restricted shares granted under our stock incentive plan is amortized to expense over the vesting period based on the price of our common stock on the grant date.

      Stock Options — In accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” we use the intrinsic-value method of accounting for stock option awards to employees and, accordingly, do not recognize compensation expense for our stock option awards to employees in the Consolidated Statement of Income. See Note 15: Stock Options and Awards for additional information regarding stock options including pro forma information on the impact of the fair-value method of accounting for stock options.

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

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

      Microwave Communications segment: Revenue in our Microwave Communications segment primarily relates to product and services sales. Revenue is recognized from sales other than long-term contracts when a product is delivered, from rentals as they accrue and from services when performed. Long-term contract sales follow the same policies as stated under our Government Communications Systems segment’s revenue recognition policy above. Unearned income on service contracts is amortized by the straight-line method over the term of the contracts. This segment recognizes revenues when contractual obligations related to customer acceptance of a product or performance are satisfied. Further, if an arrangement other than a long-term contract requires the delivery or performance of multiple deliverables or elements, such as the sale of equipment and installation, under a bundled sale, we determine whether the individual elements represent “separate units of accounting” under the requirements of Emerging Issues Task Force Issue 00-21, “Multiple-Deliverable Revenue Arrangements” (“EITF 00-21”). If the separate elements meet the requirements listed in EITF 00-21, we recognize the revenue associated with each element separately. If the elements within a bundled sale are not considered separate units of accounting, the delivery of an individual element is considered not to have occurred if there are undelivered elements that are essential to the functionality.

      Network Support segment: Revenue in our Network Support segment primarily relates to product and services sales. Revenue is recognized from sales when a product is delivered and from services when performed. Unearned income on service contracts is amortized by the straight-line method over the term of the contracts. This segment recognizes revenue when contractual obligations related to customer acceptance of a product or performance are satisfied. Further, if an arrangement other than a long-term contract requires the delivery or performance of multiple deliverables or elements, such as the sale of equipment and installation, under a bundled sale, we determine whether the individual elements represent “separate units of accounting” under the requirements of EITF 00-21. If the separate elements meet the requirements listed in EITF 00-21, we recognize the revenue associated with each element separately. If the elements within a bundled sale are not considered separate units of accounting, the delivery of an individual element is considered not to have occurred if there are undelivered elements that are essential to the functionality.

      Broadcast Communications segment: Revenue in our Broadcast Communications segment primarily relates to product and services sales. Revenue is recognized from sales other than long-term contracts when a product is delivered and from services when performed. Long-term contract sales follow the same policies as stated under our Government Communications Systems segment’s revenue recognition policy above. Unearned income on service contracts is amortized by the straight-line method over the term of the contracts. This segment recognizes revenue when contractual obligations related to customer acceptance of a product or performance are satisfied. Further, if an arrangement other than a long-term contract requires the delivery or performance of multiple deliverables or elements, such as the sale of equipment and installation, under a bundled sale, we determine whether the individual elements represent “separate units of accounting” under the requirements of EITF 00-21. If the separate elements meet the requirements listed in EITF 00-21, we recognize the revenue associated with each element separately. If the elements within a bundled sale are not considered separate units of accounting, the delivery of an individual element is considered not to have occurred if there are undelivered elements that are essential to the functionality.

      Other: Royalty income is included as a component of “Non-operating income” on the Consolidated Statement of Income and is recognized on the basis of terms specified in contractual agreements.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Shipping and handling fees billed to customers are classified on the Consolidated Statement of Income as “Revenue from product sales and services” and the associated costs are classified in “Cost of product sales and services.”

      Revenue from services was less than 10 percent of total revenues during fiscal 2003, fiscal 2002 and fiscal 2001.

      Retirement Benefits — We provide retirement benefits to substantially all employees primarily through a defined contribution retirement plan having profit sharing, matching and savings elements. Contributions by us to the retirement plan are based on profits and employees’ savings with no other funding requirements. We may make additional contributions to the fund at our discretion.

      Retirement benefits also include an unfunded limited healthcare plan for U.S.-based retirees and employees on long-term disability. We accrue the estimated cost of these medical benefits, which are not material, during an employee’s active service life.

      Retirement plan expense amounted to $58.0 million in fiscal 2003, $46.1 million in fiscal 2002 and $30.9 million in fiscal 2001.

      Environmental Expenditures — We capitalize environmental expenditures that increase the life or efficiency of property or that reduce or prevent environmental contamination. We accrue environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable.

      We are named as a potentially responsible party at 14 sites where future liabilities could exist. These sites include two sites owned by us, eight sites associated with our former graphics or semiconductor locations and four treatment or disposal sites not owned by us that contain hazardous substances allegedly attributable to us from past operations. Four of the eight sites associated with our former graphics or semiconductor sites were sold to Intersil Corporation. Based on an assessment of relevant factors, we have estimated that our discounted liability under the Superfund Act and other environmental statutes and regulations for identified sites, using a 7.5 percent discount rate, is approximately $3.9 million. This liability is accrued in the June 27, 2003 Consolidated Balance Sheet. The expected aggregate undiscounted amount that will be incurred over the next 20 to 25 years (depending on the number of years for each site) is approximately $6.4 million. The expected payments for the next five years are: fiscal 2004 — $0.4 million; fiscal 2005 — $0.6 million; fiscal 2006 — $0.6 million; fiscal 2007 — $0.6 million; fiscal 2008 — $0.4 million; and the aggregate amount thereafter is approximately $3.8 million.

      Financial Guarantees — Guarantees are contingent commitments issued to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper issuances, bond financings and similar transactions. The term of the guarantee is equal to the remaining term of the related debt, which ranges from one to three years. The maximum potential amount of future payments we could be required to make under our guarantees at June 27, 2003 is $1.9 million. At June 27, 2003, there are no guarantees accrued for in our Consolidated Balance Sheet. We also hold insurance policies with third parties to mitigate the risk of loss on a portion of these guarantees.

      Financial Instruments and Risk Management — Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”), requires us to recognize all derivatives on the Consolidated Balance Sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

      As part of our risk management program we use a combination of foreign currency call options and foreign currency forward contracts to hedge against risks associated with anticipated cash flows that are probable of occurring in the future and cash flows that are fixed or firmly committed. These derivatives have only nominal intrinsic value at the time of purchase and have a high degree of correlation to the anticipated cash flows they are designated to hedge. Hedge effectiveness is determined by the correlation of the anticipated cash flows and the maturity dates of the derivatives used to hedge these cash flows. We do not hold or issue derivative financial instruments for trading purposes.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

      Net Income Per Share — Net income per share is based upon the weighted average number of common shares outstanding during each year. See Note 16: Net Income Per Share for additional information regarding net income per share.

      Reclassifications — Certain prior-year amounts have been reclassified on the consolidated financial statements to conform with current year classifications.

NOTE 2: ACCOUNTING CHANGES

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

      In accordance with Statement 142, we discontinued the amortization of goodwill as of the beginning of the first quarter of fiscal 2002. A reconciliation of previously reported net income and net income per common share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

	2003	2002	2001

	(In millions, except per
	share amounts)
Reported net income	$59.5	$82.6	$21.4
Exclude goodwill amortization, net of income taxes of $7.8 for 2001	—	—	14.4

Adjusted net income	$59.5	$82.6	$35.8

Basic net income per common share:
Reported net income	$.90	$1.25	$.32
Exclude goodwill amortization, net of income taxes	—	—	.22

Adjusted basic net income per common share	$.90	$1.25	$.54

Diluted net income per common share:
Reported net income	$.90	$1.25	$.32
Exclude goodwill amortization, net of income taxes	—	—	.21

Adjusted diluted net income per common share	$.90	$1.25	$.53

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“Statement 143”). Statement 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“Statement 145”). Statement 145 updates, clarifies and simplifies existing accounting pronouncements. Statement 145 rescinds Statement of Financial Accounting Standards No. 4 (“Statement 4”), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses because Statement 4 has been rescinded. Statement 145 amends Statement of Financial Accounting Standards No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB’s goal of requiring similar accounting treatment for transactions that have similar economic effects. Statement 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances they may change accounting practice. We have adopted the provisions of Statement 145 for fiscal 2003, which did not result in a material impact to our financial position, cash flows or results of operations.

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

      In November 2002, the EITF reached a consensus on Issue 00-21, “Multiple-Deliverable Revenue Arrangements.” EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are “separate units of accounting.” The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. We have adopted the provisions of EITF 00-21 for the quarter ended March 28, 2003, which did not result in a material impact to our financial position, cash flows or results of operations.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      In November 2002, the FASB issued Interpretation Number 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective for interim and annual periods ending after December 15, 2002 and we have adopted those requirements. We also have adopted the initial recognition and initial measurement requirements of FIN 45 prospectively for guarantees issued or modified after December 31, 2002, which did not result in a material impact to our financial position, cash flows or results of operations.

      In November 2002, the EITF reached a consensus on Issue 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). The consensus was reached that cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should be treated as a reduction of cost of sales when recognized in the customer’s income statement. This presumption can be overcome if the consideration can be shown to represent either a payment for assets or services delivered to the vendor or a reimbursement of costs incurred by the reseller to sell the vendor’s products. The EITF also reached consensus on when a customer should recognize a rebate or refund that is payable only if the customer completes a specified level of purchases. Recognition should occur when the rebate or refund is probable or reasonably estimable and should be based on a systematic and rational method. This consensus is to be applied to fiscal periods beginning after December 15, 2002. We already account for such consideration as a reduction of cost of sales when the vendor rebate is probable or reasonably estimable and based on a systematic and rational allocation of the cash consideration to be received; therefore, EITF 02-16 has no material impact on our financial position, cash flows or results of operations.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“Statement 148”). Statement 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”), and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure requirements of Statement 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We adopted the disclosure provisions of Statement 148 for our financial statements in our Form 10-Q for the quarter ended March 28, 2003.

      In January 2003, the FASB issued Interpretation Number 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. We do not expect the adoption of FIN 46 to have a material impact on our financial position, cash flows or results of operations.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“Statement 149”). Statement 149 amends and clarifies the definition of a derivative, expands the nature of exemptions from Statement 133, clarifies the application of hedge accounting when using certain instruments, clarifies the application of Statement 133 to

NOTES TO FINANCIAL STATEMENTS — (Continued)

embedded derivatives and modifies the cash flow presentation of derivative instruments containing financing elements. Statement 149 is effective for contracts entered into or modified after June 30, 2003. We will adopt Statement 149 beginning in the first quarter of fiscal 2004. We do not expect the adoption of Statement 149 to have a material impact to our financial position, cash flows or results of operations.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“Statement 150”). Statement 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity and requires certain financial instruments that frequently are used in connection with share repurchase programs to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity. Statement 150 became effective for public companies for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. We adopted Statement 150 in the fourth quarter of fiscal 2003 with no impact to our financial position, cash flows or results of operations.

      In July 2003, the EITF reached a consensus on Issue 03-5, “Applicability of AICPA Statement of Position 97-2 (“SOP 97-2”) to Non-Software Deliverables” (“EITF 03-5”). The consensus was reached that non-software deliverables are included within the scope of SOP 97-2 if they are included in an arrangement that contains software that is essential to the non-software deliverables’ functionality. This consensus is to be applied to fiscal periods beginning after August 13, 2003. We do not expect the adoption of EITF 03-5 to have a material impact on our financial position, cash flows or results of operations.

NOTE 3: BUSINESS COMBINATIONS

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

$144.0

      During fiscal 2003, the business responsibility, project engineers, technology, products and goodwill previously associated with WavTrace were transferred from our Microwave Communications segment to our Government Communications Systems segment.

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

      In May 2001, we purchased Exigent International, Inc. (“Exigent”), a software and service provider for satellite command and control, telecommunications and information technology, primarily for U.S. Government markets. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the

NOTES TO FINANCIAL STATEMENTS — (Continued)

results of operations of Exigent have been included in the Consolidated Statement of Income since the date of acquisition. The purchase price of Exigent was $34.7 million, which is calculated as follows:

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

      The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if WavTrace and Exigent had been acquired as of the beginning of the period presented, after including the impact of adjustments such as: amortization of intangibles, decreased interest income from the use of cash and cash equivalents, compensation expense from converted options and the related income tax effects.

2001

(In millions, except
per share amounts)
Revenue from product sales and services	$1,987.8
Net income	$9.0
Net income per common share—diluted	$.13

      The pro forma results are not necessarily indicative of what actually would have occurred had we acquired WavTrace and Exigent for the entire period presented.

      On June 30, 2001, which was in fiscal 2002, we purchased the assets of Hirschmann Multimedia Communications Network (“Hirschmann”). This acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of Hirschmann have been included in the Consolidated Statement of Income since the date of acquisition. Pro forma results of operations have not been presented because the effect of this acquisition was not material. We paid cash in the net amount of $8.6 million for Hirschmann. The Hirschmann acquisition resulted in goodwill of $14.3 million. Hirschmann is being operated within our Broadcast Communications segment.

NOTE 4: RECEIVABLES

      Receivables are summarized below:

	2003	2002

	(In millions)
Accounts receivable	$422.9	$383.7
Notes receivable due within one year — net	10.3	13.3

	433.2	397.0
Less allowances for collection losses	(13.2)	(16.7)

	$420.0	$380.3

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 5: INVENTORIES AND UNBILLED COSTS

      Inventories are summarized below:

	2003	2002

	(In millions)
Finished products	$48.2	$42.9
Work in process	20.0	28.2
Raw materials and supplies	145.7	162.1

	$213.9	$233.2

      Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $150.9 million at June 27, 2003 and $217.8 million at June 28, 2002.

NOTE 6: PLANT AND EQUIPMENT

      Plant and equipment are summarized below:

	2003	2002

	(In millions)
Land	$14.0	$12.3
Buildings	288.9	274.2
Machinery and equipment	600.9	563.2

	903.8	849.7
Less allowances for depreciation	(614.6)	(579.1)

	$289.2	$270.6

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

      Changes in the carrying amount of goodwill for the fiscal years ended June 27, 2003 and June 28, 2002, by business segment, are as follows:

	Government
	Communications	RF	Microwave	Network	Broadcast
	Systems	Communications	Communications	Support	Communications	Other	Total

	(In millions)
Balance as of June 29, 2001	$24.7	$6.0	$67.7	$13.4	$92.6	$10.7	$215.1
Goodwill related to operations that were sold during the period	(3.3)	—	—	—	—	(10.7)	(14.0)
Goodwill acquired during the period	—	—	—	0.4	7.6	—	8.0
Other (including translation and true-ups of previously estimated purchase price allocations)	(0.3)	—	2.8	—	3.6	—	6.1

Balance as of June 28, 2002	21.1	6.0	70.5	13.8	103.8	—	215.2
Transfer of WavTrace goodwill between segments	48.5	—	(48.5)	—	—	—	—
Other (including translation and true-ups of previously estimated purchase price allocations)	—	—	2.1	—	10.8	—	12.9

Balance as of June 27, 2003	$69.6	$6.0	$24.1	$13.8	$114.6	$—	$228.1

      We have other identifiable intangible assets related primarily to technology acquired through acquisition. These other identifiable intangible assets, included in “Other assets” on the Consolidated Balance Sheet, were $18.7 million at June 27, 2003 and $12.6 million at June 28, 2002. Accumulated amortization related to other identifiable intangibles was $5.8 million at June 27, 2003 and $4.0 million at June 28, 2002. Our other identifiable intangible assets are being amortized over their useful economic lives, which range from four years to 17 years. The weighted average useful life of our other identifiable intangible assets is 13.6 years. Amortization expense related to other identifiable intangible assets was $1.8 million in fiscal 2003, $1.7 million

NOTES TO FINANCIAL STATEMENTS — (Continued)

in fiscal 2002 and $0.8 million in fiscal 2001. The estimated amortization expense for the five fiscal years following fiscal 2003 is: $2.5 million in fiscal 2004, $2.4 million in fiscal 2005, $2.0 million in fiscal 2006, $1.6 million in fiscal 2007, $1.5 in fiscal 2008 and $8.7 million thereafter.

NOTE 8: JOINT VENTURES

      As of June 27, 2003 we did not have any investments in joint ventures (less than 50% owned) accounted for using the equity method of accounting. In June of 2001, we sold our minority interest in our GE-Harris Railway Electronics, LLC joint venture for $50.0 million cash, which resulted in a pretax gain of $33.4 million. In August 2001, we sold our minority interest in our GE Harris Energy Controls Systems, LLC joint venture for $23.0 million cash, which resulted in a pretax gain of $10.3 million. In September 2002 we sold our minority interest in our LiveTV, LLC venture for $19.0 million cash, which resulted in a pretax gain of $18.8 million. Condensed balance sheets as of June 28, 2002, and condensed statements of income for fiscal years 2002 and 2001 for these joint ventures follows:

Condensed Balance Sheets of Joint Ventures

2002

(In millions)
Assets
Current assets	$10.7
Non-current assets	25.7

$36.4

Liabilities and Shareholders’ Equity
Current liabilities	$25.7
Non-current liabilities	18.5
Shareholders’ equity	(7.8)

$36.4

Condensed Statements of Income of Joint Ventures

	2002	2001

	(In millions)
Revenue	$9.5	$100.9
Costs and expenses	(9.0)	(117.4)

Income (loss) before income taxes	0.5	(16.5)
Income taxes	—	(0.5)

Net income (loss)	$0.5	$(17.0)

NOTE 9: SELECTED INVESTMENTS

      We have equity investments in technology companies, which are accounted for using the cost method of accounting. These investments are included in the “Other assets” caption in our Consolidated Balance Sheet. These selected investments are summarized below:

	2003	2002
Investments (ownership interest)

	(In millions)
Terion, Inc. (18.43%)	$21.7	$19.7
AuthenTec, Inc. (19.97%)	15.8	14.8
Teltronics, Inc. (see below)	1.3	1.3

	$38.8	$35.8

      The investment in Teltronics, Inc. (“Teltronics”) is Series C Preferred Stock, which is convertible into Teltronics’ common stock. In no case will this Series C Preferred Stock be exercisable for more than 19.9 percent of the total combined voting power of all classes of Teltronics’ capital stock that is entitled to vote. In addition to the equity investments noted above we also have notes receivable from Terion, Inc. (“Terion”) and Teltronics of $6.9 million and $8.8 million, respectively.

      Terion is a privately held company that is a wireless data communication and information solution provider for mobile and remote business-to-business applications focusing on the transportation industry. It has sold units to customers such as J.B. Hunt Transport Services, Inc. and XTRA Lease, a division of XTRA Corporation. None of Terion’s revenue is generated from Harris or its affiliates. We have invested technology and cash in Terion since fiscal 1994 and we currently occupy one of Terion’s five board of director seats. The maximum exposure to loss we have with our interest in Terion is $28.6 million.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      AuthenTec, Inc. (“AuthenTec”) is a privately held company that provides advanced biometric fingerprint sensors to the PC, wireless, PDA, access control and automotive markets. AuthenTec has shipped over one million of its TruePrint® technology-based sensors to several customers in a multitude of countries worldwide. AuthenTec’s revenues generated from Harris or its affiliates have not been material. We have invested technology and cash in AuthenTec since 1998 and none of our current employees sit on AuthenTec’s board of directors. The maximum exposure to loss we have with our interest in AuthenTec is $15.8 million.

      Teltronics is a publicly held company that is traded on the Over-the-Counter Bulletin Board under the symbol “TELT.” Teltronics is a global provider of communications solutions with revenues of $54.4 million in calendar 2002. Teltronics’ revenues generated from Harris or its affiliates have not been material. On June 30, 2000 we sold certain equipment, inventory and intellectual property rights related to our 20-20® switching technology and associated products from our telecom switch business to Teltronics in exchange for a promissory note, a portion of which was converted to Series C Preferred Stock in March 2002 under a Master Restructuring Agreement. None of our current employees sit on Teltronics’ board of directors. The maximum exposure to loss we have with our interest in Teltronics is $10.1 million.

      We have reviewed whether the requirements of FIN 46 will have a material impact on our financial position, cash flows or results of operations due to our variable interests in these selected investments. Based on that review, we do not believe that the requirements of FIN 46 will have a material impact on our financial position, cash flows or results of operations.

NOTE 10: ACCRUED WARRANTIES

      Changes in our warranty liability, which is included as a component of “Other accrued items” on the Consolidated Balance Sheet, during fiscal 2003 are as follows:

(In millions)

Balance as of June 28, 2002	$17.1
Warranty provision for sales made during fiscal 2003	14.5
Settlements made during fiscal 2003	(13.5)
Other adjustments to the liability including those for translation during fiscal 2003	0.5

Balance as of June 27, 2003	$18.6

NOTE 11: CREDIT ARRANGEMENTS

      We have available a committed syndicated credit facility with various banks that currently provides for borrowings up to $212.5 million under a 3-Year Credit Agreement, which expires in May 2004. Interest rates on borrowings under this facility and related fees are determined by a pricing matrix based upon our long-term debt rating assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. The availability of this facility is not contingent upon our debt rating. We are not required to maintain compensating balances in connection with this agreement. At June 27, 2003, no amounts were borrowed under this facility, but availability of borrowings under this facility does enable us to issue commercial paper. The financial covenants contained in this facility include, among others, maintenance of consolidated tangible net worth of not less than $813.2 million (which amount was initially $700 million and is subject to further increase), maintenance of a total debt to earnings before interest, taxes, depreciation and amortization ratio of not more than 3.0 and a limit on total debt to $800 million. This credit facility also includes negative covenants (i) limiting the creation of liens or other encumbrances, (ii) limiting certain sale and leaseback transactions, and (iii) limiting certain sales or other dispositions of assets other than in the ordinary course of business. In addition, this facility includes certain provisions for acceleration of maturity in the case of a (a) “cross default” with other indebtedness in an amount in excess of $25 million, (b) final uninsured judgment in excess of $25 million which remains unpaid or discharged, or (c) change of control, including if a person or group of persons acquires more than 25 percent of our voting stock.

      We have an effective shelf registration statement filed with the Securities and Exchange Commission, which provides for the issuance of debt securities of up to $500 million.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      We have uncommitted short-term lines of credit aggregating $54.8 million from various U.S. and international banks, of which $23.6 million was available on June 27, 2003. These lines provide for borrowings at various interest rates, typically may be terminated upon notice, may be used on such terms as mutually agreed to by the banks and us and are reviewed annually for renewal or modification. We have a short-term commercial paper program in place, which we may utilize to satisfy short-term cash requirements. There were no borrowings under the commercial paper program at June 27, 2003. These lines do not require compensating balances.

NOTE 12: SHORT-TERM DEBT

      Short-term debt of $31.2 million at June 27, 2003 and $24.6 million at June 28, 2002 is entirely made up of notes payable to banks in both years. Bank notes with Brazilian banks amounted to $4.5 million at June 27, 2003 with a weighted-average interest rate of 24.3 percent and $11.4 million at June 28, 2002 with a weighted-average interest rate of 19.2 percent. The weighted-average interest rate for bank notes other than those with Brazilian banks was 4.0 percent at June 27, 2003 and 4.3 percent at June 28, 2002.

NOTE 13: LONG-TERM DEBT

      Long-term debt includes the following:

	2003	2002

	(In millions)
3.5% convertible debentures, due fiscal 2023	$150.0	$—
6.35% debentures, due fiscal 2028	150.0	150.0
7% debentures, due fiscal 2026	100.0	100.0
6.65% debentures, due fiscal 2007	1.4	1.4
6.38% notes payable to banks, due fiscal 2003	—	30.5
Other	0.2	1.1

	$401.6	$283.0

      The weighted-average interest rate for other long-term debt to banks was 3.0 percent at June 28, 2002. The other long-term debt to banks at June 27, 2003, was interest free. Maturities of long-term debt, including the current portion, for the five years following fiscal 2003 are: $0.8 million in fiscal 2004, $0.2 million in fiscal 2005, none in fiscal 2006, $1.4 million in fiscal 2007, $150.0 million in fiscal 2008 and $250.0 million thereafter.

      On August 26, 2002, we completed the private placement of $150 million of our 3.5% Convertible Debentures due 2022. The debentures are unsecured obligations convertible, in certain instances, into shares of our common stock at an initial conversion price of $45.25 per share, subject to adjustment. The debentures were issued at 100 percent of the principal amount, less a discount of 2.5 percent to the initial purchasers. We may redeem the debentures commencing August 2007 at 100 percent of the principal amount plus accrued interest. Holders may require us to repurchase the debentures, in whole or in part, on specified dates in 2007, 2012 and 2017 or upon the occurrence of certain other events at 100 percent of the principal amount plus accrued interest. The debentures bear interest at an annual rate of 3.5 percent. The interest rate will be reset in August 2007, 2012 and 2017, but in no event will it be reset below 3.5 percent or above 5.5 percent per annum. We incurred $4.8 million in debt issuance costs related to the issuance of the convertible debentures, which costs are being amortized on a straight-line basis over a five-year period and reflected as a portion of interest expense in the Consolidated Statement of Income.

NOTE 14: PREFERRED STOCK PURCHASE RIGHTS

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

NOTES TO FINANCIAL STATEMENTS — (Continued)

common stock, or the first date of public announcement by us that a person has acquired a beneficial interest of at least 15 percent of our outstanding common stock, or such later date fixed by our Board of Directors.

      Upon the first date of public announcement by us that a person has acquired a beneficial interest of at least 15 percent of our outstanding common stock, or such later date fixed by our Board of Directors, each right (other than rights beneficially owned by an acquiring person or any affiliate or associate thereof) would entitle the holder to purchase shares of our common stock having a market value equal to twice the exercise price of the right. In addition, each right (other than rights beneficially owned by an acquiring person or any affiliate or associate thereof) would entitle the holder to exercise the right and receive shares of common stock of the acquiring company, upon a merger or other business combination, having a market value of twice the exercise price of the right.

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

NOTE 15: STOCK OPTIONS AND AWARDS

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

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Stock options outstanding at the beginning of the year	3,703,661	$29.01	3,440,736	$27.16	2,282,541	$29.65
Stock options forfeited	(154,332)	$29.72	(148,226)	$27.59	(407,207)	$27.78
Stock options expired	(15,930)	$46.71	(2,379)	$34.76	(1,749)	$41.60
Stock options granted	882,676	$32.98	1,140,258	$30.81	1,650,860	$23.61
Stock options exercised	(131,213)	$20.44	(726,728)	$23.35	(83,709)	$21.85

Stock options outstanding at the end of the year	4,284,862	$30.00	3,703,661	$29.01	3,440,736	$27.16

Stock options exercisable at the end of the year	2,681,326	$29.73	1,712,486	$30.16	1,493,718	$30.54

      Price ranges of outstanding and exercisable options at June 27, 2003 are summarized below:

	Outstanding Options			Exercisable Options

Range of	Number of	Average Remaining	Weighted Average	Number of	Weighted Average
Exercise Prices	Options	Life (Years)	Exercise Price	Options	Exercise Price

$ 2.63 — $25.31	1,104,596	6.79	$24.25	885,574	$24.70
$26.03 — $33.22	1,909,349	6.96	$29.67	1,237,335	$29.64
$33.40 — $48.66	1,270,917	7.04	$35.48	558,417	$37.92

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of Statement 123 to all previously granted stock-based awards after giving consideration to potential forfeitures. The estimated fair value of options granted is amortized to expense over their vesting period, which is generally three years.

	2003	2002	2001

	(In millions, except
	per share amounts)
Net income, as reported	$59.5	$82.6	$21.4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6.3)	(6.6)	(5.9)

Pro forma net income	$53.2	$76.0	$15.5

Net income per common share, as reported
Basic	$.90	$1.25	$.32
Diluted	$.90	$1.25	$.32
Pro forma net income per common share
Basic	$.80	$1.15	$.23
Diluted	$.80	$1.15	$.23

      The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001

Expected dividend yield	0.8%	0.5%	0.5%
Expected stock price volatility	36.4%	35.0%	36.3%
Risk-free interest rate	2.2%	3.7%	5.8%
Expected life (years)	4	4	4

      The weighted average fair value of options at their grant date during fiscal 2003, fiscal 2002 and fiscal 2001, where the exercise price equaled the market price on the grant date, was $9.69, $9.66 and $9.41, respectively.

      We have stock incentive plans for directors and employees. Awards under these plans may include the grant of performance shares, restricted stock, stock options, stock appreciation rights or other stock-based awards. Restricted shares outstanding under the stock incentive plan were 125,000 at June 27, 2003 and none at June 28, 2002 and June 29, 2001. Performance shares outstanding under the stock incentive plans were 169,833 at June 27, 2003, 167,000 at June 28, 2002 and 139,342 at June 29, 2001. Shares of common stock reserved for future awards under the stock incentive plan were 7,613,616 at June 27, 2003, 8,503,111 at June 28, 2002 and 9,534,413 at June 30, 2001.

      The weighted average fair values of restricted and performance shares at their grant date during fiscal 2003, fiscal 2002 and fiscal 2001, were $31.81, $29.80 and $27.83, respectively.

      Total compensation expense recognized from restricted and performance shares during fiscal 2003, fiscal 2002 and fiscal 2001 was $2.5 million, $3.6 million and $1.1 million, respectively.

      Under our domestic retirement plan, employees may purchase a limited amount of our common stock at 70 percent of current market value. The discounts from fair market value on common stock purchased by employees under the domestic retirement plans are charged to compensation expense in the period of the related purchase.

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 16: NET INCOME PER SHARE

      Average outstanding shares used in the computation of net income per share are summarized below:

	2003	2002	2001

	(In millions)
Basic:
Weighted average shares outstanding	66.4	66.1	66.8
Contingently issuable shares	(0.2)	(0.2)	(0.2)

	66.2	65.9	66.6

Diluted:
Weighted average shares outstanding	66.4	66.1	66.8
Dilutive stock options	0.2	0.4	0.4
Contingently issuable shares	(0.2)	(0.2)	(0.2)

	66.4	66.3	67.0

NOTE 17: RESEARCH AND DEVELOPMENT

      Company-sponsored research and product development costs are expensed as incurred. These costs were $99.6 million in fiscal 2003, $103.9 million in fiscal 2002 and $113.8 million in fiscal 2001.

      Customer-sponsored research and development costs are incurred pursuant to long-term contractual arrangements and are accounted for principally by the percentage-of-completion method. Customer-sponsored research and development costs incurred under U.S. Government-sponsored contracts require us to provide a product or service meeting certain defined performance or other specifications (such as designs). Customer-sponsored research and development costs were $499.9 million in fiscal 2003, $412.3 million in fiscal 2002 and $372.5 million in fiscal 2001.

NOTE 18: INTEREST EXPENSE

      Total interest was $24.9 million in fiscal 2003, $26.7 million in fiscal 2002 and $34.8 million in fiscal 2001. Interest attributable to funds used to finance major long-term construction projects can be capitalized as an additional cost of the related asset. No interest was capitalized in fiscal 2003, fiscal 2002 or fiscal 2001. Interest paid was $23.7 million in fiscal 2003, $29.4 million in fiscal 2002 and $35.3 million in fiscal 2001.

NOTE 19: LEASE COMMITMENTS

      Total rental expense amounted to $20.6 million in fiscal 2003, $22.3 million in fiscal 2002 and $20.9 million in fiscal 2001. Future minimum rental commitments under leases, primarily for land and buildings, amounted to approximately $68.7 million at June 27, 2003. These commitments for the years following fiscal 2003 are: fiscal 2004 — $17.8 million; fiscal 2005 — $15.5 million; fiscal 2006 — $10.4 million; fiscal 2007 — $9.0 million; fiscal 2008 — $6.7 million; and $9.3 million thereafter.

NOTE 20: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

      Foreign Exchange and Currency: We use foreign exchange contracts and options to hedge both balance sheet and future foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers and intercompany loans. We believe the use of foreign currency financial instruments should reduce the risks that arise from doing business in international markets. At June 27, 2003, we had open foreign exchange contracts with a notional amount of $95.7 million, of which $18.1 million were classified as cash flow hedges and $77.6 million were classified as fair value hedges. This compares to total foreign exchange contracts with a notional amount of $83.5 million as of June 28, 2002, of which $44.8 million were classified as cash flow hedges and $38.7 million were classified as fair value hedges. At June 27, 2003, contract expiration dates range from less than one month to two years with a weighted average contract life of 0.3 years.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      More specifically, the foreign exchange contracts classified as cash flow hedges are primarily being used to hedge currency exposures from cash flows anticipated from the United Kingdom Bowman Programme in our RF Communications segment. This contract for our tactical radio products was awarded in the second quarter of fiscal 2002. Under the contract, the customer pays in Pounds Sterling (“GBP”). We also have payments to local suppliers in GBP on this program. We have hedged the forecasted sales and vendor payments denominated in GBP to maintain our anticipated profit margin in U.S. dollars. As of June 27, 2003, we estimated that a pretax loss of $0.1 million would be reclassified into earnings from comprehensive income within the next two years related to these transactions.

      The net gain included in our earnings in fiscal 2003 and 2002 representing the amount of fair value and cash flow hedges’ ineffectiveness was $0.2 million and $0.7 million, respectively. No amounts were recognized in our earnings in fiscal 2003 and 2002 related to the component of the derivatives instruments’ gain or loss excluded from the assessment of hedge effectiveness. In addition, no amounts were recognized in our earnings in fiscal 2003 and 2002 related to hedged firm commitments that no longer qualify as fair value hedges. All of these derivatives were recorded at their fair value on the balance sheet in accordance with Statement 133.

      Marketable Securities: We utilize option contracts from time to time in the form of cashless collars to hedge anticipated cash flows from the sale of marketable securities. Contracts are generally one year or less. At June 27, 2003, we had no open option contracts, which compares to open option contracts for 175,000 shares of Intersil Corporation stock at a weighted average strike price of $32.26 as of June 28, 2002. These collars were classified as cash flow hedges and recorded at their fair value on the balance sheet in accordance with Statement 133. The fair market value of these collars reflected in the caption “Other assets” in our Consolidated Balance Sheet at June 28, 2002 was $1.9 million.

NOTE 21: NON-OPERATING INCOME

      The components of non-operating income are as follows:

	2003	2002	2001

	(In millions)
Gains from the sale of securities available for sale	$21.9	$64.2	$102.5
Write-downs of securities available for sale for other than temporary decreases in market value	(0.7)	(3.7)	(20.1)
Gain on the sale of GE-Harris Railway Electronics, LLC	—	—	33.4
Gain on the sale of GE Harris Energy Control Systems, LLC	—	10.3	—
Gain on the sale of LiveTV, LLC	18.8	—	—
Write-down of investment interest in Terion, Inc.	—	(10.0)	—
Royalty income (expense)	(2.8)	(4.3)	(0.1)
Equity income (loss)	—	7.3	(9.5)
Expenses and fees associated with marketing and technology projects, our selected investments and other items	(13.5)	(22.8)	(26.2)

	$23.7	$41.0	$80.0

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 22: INCOME TAXES

      The provisions for income taxes are summarized as follows:

	2003	2002	2001

	(In millions)
Current:
United States	$21.2	$33.2	$34.6
International	0.5	6.1	4.6
State and local	1.7	(9.1)	3.4

	23.4	30.2	42.6

Deferred:
United States	10.6	14.9	3.9
International	(4.5)	(4.6)	5.4
State and local	1.1	2.0	(0.9)

	7.2	12.3	8.4

	$30.6	$42.5	$51.0

      The components of deferred income tax assets (liabilities) are as follows:

	2003		2002

	Current	Non-Current	Current	Non-Current

	(In millions)
Inventory valuations	$21.3	$—	$18.4	$—
Accruals	62.8	(8.4)	66.2	(10.2)
Depreciation	—	(24.5)	—	(22.8)
Domestic tax loss and credit carryforwards	—	14.8	—	18.5
International tax loss and credit carryforwards	—	29.0	—	22.1
International research and development expense deferrals	—	19.1	—	15.7
Unrealized gains on securities	(0.1)	—	(7.6)	—
All other — net	4.7	9.9	5.5	9.0

	88.7	39.9	82.5	32.3
Valuation allowance	(0.6)	(19.5)	(0.2)	(6.3)

	$88.1	$20.4	$82.3	$26.0

      A reconciliation of the statutory United States income tax rate to the effective income tax rate follows:

	2003	2002	2001

Statutory U.S. income tax rate	35.0%	35.0%	35.0%
State taxes	1.5	(3.7)	2.2
International income	1.5	3.7	3.4
Tax benefits related to export sales	(3.1)	(1.3)	(2.7)
Non-deductible amortization	0.1	—	4.8
Interest accruals	0.8	—	—
Research and development tax credit	(1.9)	(1.6)	—
Purchased in-process research and development	—	—	35.5
Stock sales	—	—	(9.7)
Other items	0.1	1.9	1.9

Effective income tax rate	34.0%	34.0%	70.4%

      United States income taxes have not been provided on $342.1 million of undistributed earnings of international subsidiaries because of our intention to reinvest these earnings. The determination of unrecognized deferred U.S. tax liability for the undistributed earnings of international subsidiaries is not practicable.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Tax loss and credit carryforwards have expiration dates ranging between 1 and 19 years.

      Pretax income (loss) of international subsidiaries was $(23.9) million in fiscal 2003, $1.2 million in fiscal 2002 and $4.5 million in fiscal 2001.

      Income taxes paid were $23.0 million in fiscal 2003, $20.7 million in fiscal 2002 and $33.7 million in fiscal 2001.

      The valuation allowance increased $13.6 million from $6.5 million in fiscal 2002 to $20.1 million in fiscal 2003. The valuation allowance has been established for financial reporting purposes, to offset certain domestic and foreign deferred tax assets due to uncertainty regarding our ability to realize them in the future.

NOTE 23: BUSINESS SEGMENTS

      We are structured primarily around the markets we serve and operate in five business segments — Government Communications Systems, RF Communications, Microwave Communications, Network Support and Broadcast Communications. Our Government Communications Systems segment engages in advanced research and develops, designs and produces advanced communication and information processing systems. Our RF Communications segment performs advanced research and develops, designs, manufactures and sells secure tactical radio products and provides services related to secure tactical radio products. Our Microwave Communications segment designs, manufactures and sells microwave radio products and provides services related to microwave radio products. Our Network Support segment designs, manufactures and sells telephone test equipment and systems; develops, designs, produces and sells network management systems; and provides services related to these products and systems. Our Broadcast Communications segment designs, manufactures and sells television and radio transmission products; develops, designs, produces and sells automation and control systems and studio products; and provides services related to these products and systems.

      Our products and systems are produced principally in the United States with international revenues derived primarily from exports. No revenues earned from any individual foreign country exceeded 3 percent of our total revenue during fiscal 2003, fiscal 2002 or fiscal 2001.

      The accounting policies of the operating segments are the same as those described in Note 1: Significant Accounting Policies. We evaluate each segment’s performance based on its “operating income or loss,” which we define as profit or loss from operations before income taxes excluding interest income and expense, equity income, goodwill amortization and gains or losses from securities and other investments. Intersegment sales, which are disclosed below as “corporate eliminations,” are accounted for at prices comparable to those provided to unaffiliated customers. “Corporate eliminations” represent the elimination of intersegment sales. “Headquarters expense” represents the portion of corporate expenses not allocated to the business segments.

      Sales made to the U.S. Government by all segments (primarily our Government Communications Systems segment and to a lesser extent our RF Communications segment) as a percent of total revenues were 61.5 percent in fiscal 2003, 54.0 percent in fiscal 2002 and 41.8 percent in fiscal 2001.

      Selected information by business segment and geographical area is summarized below:

	2003	2002	2001

	(In millions)
Total Assets
Government Communications Systems	$488.2	$401.1	$413.7
RF Communications	173.3	119.4	115.0
Microwave Communications	393.8	457.4	540.6
Network Support	68.4	91.1	123.1
Broadcast Communications	339.7	336.0	321.9
Headquarters	616.9	453.5	445.6

	$2,080.3	$1,858.5	$1,959.9

NOTES TO FINANCIAL STATEMENTS — (Continued)

	2003	2002	2001

	(In millions)
Capital Expenditures
Government Communications Systems	$46.6	$26.3	$25.4
RF Communications	14.7	6.9	4.5
Microwave Communications	3.5	3.7	12.0
Network Support	0.4	0.4	2.7
Broadcast Communications	4.0	4.9	3.6
Headquarters	3.8	3.7	7.0

	$73.0	$45.9	$55.2

Depreciation and Amortization
Government Communications Systems	$24.2	$22.5	$24.3
RF Communications	4.3	3.9	4.2
Microwave Communications	9.5	10.3	10.4
Network Support	1.3	1.8	3.0
Broadcast Communications	5.8	5.9	6.3
Amortization of goodwill	—	—	22.2
Headquarters	11.3	10.7	9.3

	$56.4	$55.1	$79.7

Geographical Information
U.S. operations:
Revenue	$1,892.6	$1,644.2	$1,609.4
Long-lived assets	$616.8	$617.6	$652.5
International operations:
Revenue	$200.1	$231.6	$345.7
Long-lived assets	$105.8	$87.4	$85.4

      Headquarters assets consist primarily of cash, marketable securities, plant and equipment, joint ventures and selected investments.

      Export revenues were $227.3 million in fiscal 2003, $185.1 million in fiscal 2002 and $227.1 million in fiscal 2001. Export revenues and revenues of international operations were principally from Europe and Asia.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Revenue and income before income taxes by segment follows:

Revenue

	2003	2002	2001

	(In millions)
Government Communications Systems	$1,137.4	$924.4	$848.3
RF Communications	325.7	258.3	223.1
Microwave Communications	281.6	288.9	430.0
Network Support	49.7	57.2	122.0
Broadcast Communications	315.2	355.1	336.7
Corporate eliminations	(16.9)	(8.1)	(5.0)

	$2,092.7	$1,875.8	$1,955.1

Income Before Income Taxes

	2003(2)	2002(3)	2001(4)

	(In millions)
Segment Operating Income (Loss):
Government Communications Systems	$104.9	$85.5	$70.9
RF Communications	84.3	51.6	32.5
Microwave Communications	(26.9)	(17.4)	(58.8)
Network Support	(15.5)	(10.3)	(0.6)
Broadcast Communications	8.0	37.2	35.0
Headquarters expense	(69.6)	(49.1)	(42.9)
Non-operating income(1)	23.7	41.0	80.0
Amortization of goodwill	—	—	(22.2)
Net interest	(18.8)	(13.4)	(21.5)

	$90.1	$125.1	$72.4

(1)	“Non-operating income” includes equity income (loss), royalties and related intellectual property expenses, gains and losses from the sale of securities available for sale, write-downs of securities available for sale and expenses and fees associated with marketing and technology projects, our selected investments and other items. Additional information regarding non-operating income is set forth in Note 21: Non-Operating Income.

(2)	Fiscal 2003 Microwave Communications segment’s operating loss includes an $8.6 million write-down of inventory related to the exit of unprofitable products and the shut-down of its Brazilian manufacturing plant, as well as $8.3 million of expenses related to cost- cutting measures. Network Support segment’s operating loss includes a $9.0 million write-down of inventory related to the exit of unprofitable products. Broadcast Communications segment’s operating income and corporate headquarters expense includes $4.4 million and $4.0 million, respectively, of expenses related to cost-cutting measures. Headquarters expense also includes a $12.4 million charge related to our disposal of assets remaining from our telecom switch business. Non-operating income includes an $18.8 million gain on the sale of our minority interest in our LiveTV, LLC venture.

(3)	Fiscal 2002 Microwave Communications segment’s operating loss includes a $15.8 million charge related to cost reduction actions taken in its international operations and collection losses related to the bankruptcy of a customer in Latin America. Non-operating income includes a $10.3 million gain from the sale of our minority interest in our GE Harris Energy Control Systems, LLC joint venture, a $10.0 million write-down of our investment interest in Terion, Inc. and a $3.7 million write-down of marketable securities.

(4)	Fiscal 2001 Microwave Communications segment’s operating income includes a $73.5 million write-off of purchased in-process research and development. Non-operating income includes a $33.4 million gain from the sale of our minority interest in our GE-Harris Railway Electronics, LLC joint venture and a $20.1 million write-down of marketable securities.

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 24: LEGAL PROCEEDINGS

      From time to time, as a normal incident of the nature and kind of businesses in which we are engaged, various claims or charges are asserted and litigation commenced against us arising from or related to: product liability; patents, trademarks or trade secrets; labor and employee disputes; the sale or use of products containing asbestos; breach of warranty; antitrust; distribution; or contractual relations. Claimed amounts may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court awards. While it is not feasible to predict the outcome of these matters with certainty, and some lawsuits, claims or proceedings may be disposed or decided unfavorably to us, based upon available information, in the opinion of management, settlements and final judgments, if any, which might be rendered against us in existing litigation are reserved against, covered by insurance or would not have a material adverse effect on our financial condition or our business taken as a whole.

      In April 2002, 43 plaintiffs filed suit against 23 defendants, including us, in the United States District Court for the Eastern District of New York (the “Schwinger” matter). The complaint seeks redress for injuries suffered by the plaintiffs as a result of defendants allegedly emitting toxins into the environment located in and near Hicksville, New York. Five related defendants are classified as “Verizon” defendants and are alleged to have released radioactive and toxic materials. The remaining defendants, including us, have been accused of releasing non-radioactive materials. The plaintiffs claimed damages that exceeded $360 million. In September 2002, we received an amended complaint, which added approximately 141 plaintiffs, bringing the number of plaintiffs to 184. The claim for damages in the amended complaint appeared to double from the original complaint. In December 2002, the judge presiding over the Schwinger matter administratively dismissed the action and required the plaintiffs to refile their claims through three nominative plaintiffs. Those plaintiffs will be required to show how we and the other named defendants caused their losses before the remaining plaintiffs are allowed to proceed. We have been served with that refiled complaint which includes claims for compensatory and punitive damages. We also were served with a related complaint by a single plaintiff (the “Astuto” matter) who alleges losses similar to the three plaintiffs in the Schwinger matter but makes no monetary demand. The plaintiff in the Astuto matter will be required to show how we and the other named defendants caused certain losses before eight other plaintiffs are able to join in that action. We also have been served with a complaint in a third related matter (the “Bennet” matter), where 44 plaintiffs are alleging claims similar to those brought by the Schwinger and Astuto plaintiffs against a similar group of defendants, including us. The Bennet plaintiffs are claiming $135 million in damages. Proceedings in the Bennet matter have been stayed pending the outcome of the Schwinger and Astuto matters. We believe that our liability in these related matters, if any, is not significant. We anticipate filing appropriate motions in each case and intend to vigorously defend each action.

      We previously filed a patent infringement claim against Ericsson, Inc. in the United States Federal District Court for the Northern District of Texas. On October 29, 2002, a jury rendered a verdict in our favor against Ericsson, Inc. and its parent company. The jury awarded us approximately $61 million in compensatory damages and found that Ericsson’s conduct was “willful.” Following the rendering of such verdict, we filed a motion to treble the damages and Ericsson filed motions (i) to decrease the damage award, (ii) to order a new trial, and (iii) for non-infringement and invalidity of the patent notwithstanding the jury’s verdict. On July 17, 2003, the Court issued a ruling on these motions denying Ericsson’s motions for non-infringement and invalidity of the patent, but did rule that unless we agreed to a lowered damage award of $43 million in compensatory damages within 30 days, it was granting Ericsson’s motion for a new trial on the issue of damages. Harris has agreed to the lowered damages and thus, a judgment was entered for Harris in the amount of $43 million plus $1 million for enhanced damages and $1 million for attorneys’ fees, as well as pre-judgment interest, which we currently estimate to be approximately $8 million. The judgment is subject to appeal. Furthermore, since the amount of damages, if any, which we may receive cannot be quantified until the legal process is complete, no gain has been recorded in our Consolidated Statement of Income related to this matter.

NOTES TO FINANCIAL STATEMENTS — (Continued)

QUARTERLY FINANCIAL DATA (UNAUDITED)

      Selected quarterly financial data is summarized below.

	Quarter Ended
					Total
	9-27-02(1)	12-27-02(2)	3-28-03	6-27-03(3)	Year

	(In millions, except per share amounts)
Fiscal 2003
Revenue	$450.2	$523.9	$538.9	$579.7	$2,092.7
Gross profit	114.9	135.2	134.0	133.0	517.1
Income before income taxes	30.2	24.7	34.2	1.0	90.1
Net income	19.9	16.3	22.6	0.7	59.5
Per share data:
Basic net income	.30	.25	.34	.01	.90
Diluted net income	.30	.25	.34	.01	.90
Cash dividends	.08	.08	.08	.08	.32
Stock prices — high	37.20	34.85	31.98	32.82
low	29.46	24.09	25.35	26.85

	Quarter Ended
					Total
	9-28-01(4)	12-28-01(5)	3-29-02	6-28-02	Year

	(In millions, except per share amounts)
Fiscal 2002
Revenue	$443.4	$451.5	$483.3	$497.6	$1,875.8
Gross profit	112.6	117.7	129.0	138.4	497.7
Income before income taxes	25.9	24.8	34.1	40.3	125.1
Net income	17.1	16.4	22.5	26.6	82.6
Per share data:
Basic net income	.26	.25	.34	.40	1.25
Diluted net income	.26	.25	.34	.40	1.25
Cash dividends	.05	.05	.05	.05	.20
Stock prices — high	33.20	37.00	38.00	38.70
low	25.40	27.90	29.69	33.85

(1)	Income before income taxes includes an $18.8 million ($12.4 million after-tax) gain on the sale of our minority interest in our LiveTV, LLC venture.

(2)	Income before income taxes includes $8.3 million ($5.5 million after-tax) of expenses for cost-cutting measures taken in our Microwave Communications segment.

(3)	Gross profit and income before income taxes includes a $17.6 million ($11.6 million after-tax) write-down of inventory related to our exit of unprofitable products in our Microwave Communications and Network Support segments and the shut-down of our Brazilian manufacturing plant in our Microwave Communications segment. Income before income taxes also includes $8.8 million ($5.8 million after-tax) of expenses related to cost-cutting measures at our Broadcast Communications segment and corporate headquarters and a $12.4 million ($8.2 million after-tax) charge related to our disposal of assets remaining from our telecom switch business.

(4)	Income before income taxes includes a $10.8 million ($7.1 million after-tax) charge related to cost reduction actions taken in the Microwave Communications segment and collection losses related to the bankruptcy of a Microwave Communications segment’s customer in Latin America and a $10.3 million ($6.8 million after-tax) gain from the sale of our minority interest in our GE Harris Energy Control Systems, LLC joint venture.

(5)	Income before income taxes includes a $10.0 million ($6.6 million after-tax) write-down of our investment interest in Terion, Inc., a $5.0 million ($3.3 million after-tax) charge related to cost reduction actions taken in the Microwave Communications segment and a $3.3 million ($2.2 million after-tax) write-down of marketable securities.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

HARRIS CORPORATION AND SUBSIDIARIES

(In thousands)

Col. A	Col. B	Col. C		Col. D		Col. E

		Additions

		(1)	(2)
	Balance at	Charged to	Charged to
	Beginning	Costs and	Other Accounts	Deductions —		Balance at
Description	of Period	Expenses	Describe	Describe		End of Period

Year ended June 27, 2003:
Amounts Deducted From				$(259	)(A)
Respective Asset Accounts:				12,870	(B)

Allowances for collection losses	$16,670	$9,178	$—	$12,611		$13,237

Allowances for deferred tax assets	$6,522	$13,615	$—	$—		$20,137

Year ended June 28, 2002:				$(459	)(A)
Amounts Deducted From				12,286	(B)
Respective Asset Accounts:				347	(D)

Allowances for collection losses	$22,863	$5,981	$—	$12,174		$16,670

Allowances for deferred tax assets	$—	$6,522	$—	$—		$6,522

Year ended June 29, 2001:				$78	(A)
Amounts Deducted From				10,976	(B)
Respective Asset Accounts:				(239	)(C)

Allowances for collection losses	$30,675	$3,003	$—	$10,815		$22,863

Allowances for deferred tax assets	$—	$—	$—	$—		$—

Note A — Foreign currency translation gains and losses.

Note B — Uncollectible accounts charged off, less recoveries on accounts previously charged off.

Note C — Acquisitions.

Note D — Divestitures.