Form 10-Q
period 2003-09-26
HARRIS CORP /DE/
filed 2003-10-22
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form l0-Q

                                                             (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION l3 or l5(d)
OF THE SECURITIES EXCHANGE ACT OF l934

For the quarterly period ended September 26, 2003

or

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

Yes      X        No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes      X        No

The number of shares outstanding of the registrant’s common stock as of October 17, 2003 was 66,594,951 shares.

HARRIS CORPORATION

FORM 10-Q

For the Quarter Ended September 26, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The following information for the quarters ended September 26, 2003 and September 27, 2002 has not been audited by independent accountants, but in the opinion of management reflects all adjustments (consisting only of normal, recurring items) necessary for a fair presentation of the results for the indicated periods. The results of operations for the quarter ended September 26, 2003 are not necessarily indicative of the results for the full fiscal year.

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)

	Quarter Ended

	September 26,	September 27,
	2003	2002

	(In millions, except per share amounts)
Revenue from product sales and services	$559.2	$450.2

Cost of product sales and services	(419.7)	(335.3)

Engineering, selling and administrative expenses	(95.7)	(96.8)

Non-operating income	—	16.2

Interest income	1.3	1.6

Interest expense	(6.3)	(5.7)

Income before income taxes	38.8	30.2

Income taxes	(12.8)	(10.3)

Net income	$26.0	$19.9

Net income per common share

Basic	$.39	$.30

Diluted	$.39	$.30

Cash dividends paid per common share	$.10	$.08

Average basic shares outstanding	66.3	66.2

Average diluted shares outstanding	66.6	66.6

See Notes to Condensed Consolidated Financial Statements

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	September 26,	June 27,
	2003	2003
	(unaudited)	(audited)

	(In millions)
Assets

Current Assets

Cash and cash equivalents	$506.6	$442.6

Marketable securities	22.1	23.1

Receivables	426.1	420.0

Unbilled costs and accrued earnings on fixed-price contracts	143.9	164.8

Inventories	216.1	213.9

Current deferred income taxes	91.9	88.1

Income taxes receivable	—	5.2

Total current assets	1,406.7	1,357.7

Other Assets

Plant and equipment	289.9	289.2

Goodwill	227.3	228.1

Non-current notes receivable	27.1	28.2

Non-current deferred income taxes	20.3	20.4

Other assets	157.3	156.7

	721.9	722.6

	$2,128.6	$2,080.3

Liabilities and Shareholders’ Equity

Current Liabilities

Short-term debt	$29.8	$31.2

Accounts payable	126.2	114.0

Compensation and benefits	130.1	138.5

Other accrued items	103.5	104.6

Advance payments and unearned income	121.2	106.4

Income taxes payable	10.5	—

Current portion of long-term debt	0.8	0.8

Total current liabilities	522.1	495.5

Other Liabilities

Long-term debt	401.6	401.6

Shareholders’ Equity

Preferred Stock, without par value; 1,000,000 shares authorized; none issued	—	—

Common Stock, $1.00 par value; 250,000,000 shares authorized; issued and outstanding 66,612,619 shares at September 26, 2003 and 66,391,032 shares at June 27, 2003	66.6	66.4

Other capital	235.9	229.7

Retained earnings	924.7	905.3

Unearned compensation	(7.9)	(5.2)

Accumulated other comprehensive income (loss)	(14.4)	(13.0)

Total shareholders’ equity	1,204.9	1,183.2

	$2,128.6	$2,080.3

See Notes to Condensed Consolidated Financial Statements

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Quarter Ended

	September 26,	September 27,
	2003	2002

	(In millions)
Operating Activities

Net income	$26.0	$19.9

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	13.4	13.5

Non-current deferred income tax	0.1	2.2

Gain on the sale of securities available-for-sale	(0.8)	(4.4)

Gain on the sale of LiveTV, LLC	—	(18.8)

(Increase) decrease in:

Accounts and notes receivable	(5.0)	11.6

Unbilled costs and inventories	18.7	4.3

Increase (decrease) in:

Accounts payable and accrued expenses	2.7	(14.1)

Advance payments and unearned income	14.8	6.7

Income taxes	12.2	8.5

Other	(0.6)	(3.6)

Net cash provided by operating activities	81.5	25.8

Investing Activities

Additions of plant and equipment	(14.3)	(9.8)

Cash paid for selected investments	—	(2.2)

Proceeds from the sale of securities available-for-sale	1.4	5.3

Proceeds from the sale of LiveTV, LLC	—	19.0

Net cash provided by (used in) investing activities	(12.9)	12.3

Financing Activities

Increase (decrease) in debt, net	(1.4)	103.5

Proceeds from sale of common stock	3.4	0.4

Cash dividends	(6.6)	(5.3)

Net cash provided by (used in) financing activities	(4.6)	98.6

Effect of exchange rate changes on cash and cash equivalents	—	0.4

Net increase in cash and cash equivalents	64.0	137.1

Cash and cash equivalents at the beginning of the year	442.6	226.2

Cash and cash equivalents at the end of the quarter	$506.6	$363.3

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 26, 2003

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Harris Corporation and its consolidated subsidiaries have been prepared in accordance with accounting principles generally accepted for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and changes in cash flows in conformity with accounting principles generally accepted in the United States. In the opinion of management, such financial statements reflect all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the quarter ended September 26, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information refer to the Consolidated Financial Statements and related Notes to Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2003 (“Fiscal 2003 Form 10-K”). Certain reclassifications have been made to prior year amounts to conform to the current period presentation.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note B – Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation Number 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. Initially, FIN 46 was to apply in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. At its October 8, 2003 meeting, the FASB agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. The deferral will require that public companies adopt the provisions of FIN 46 at the end of periods ending after December 15, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. We intend to adopt FIN 46 as of our second fiscal quarter ended January 2, 2004, and we do not expect the adoption of FIN 46 to have a material impact on our financial position, cash flows or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“Statement 149”). Statement 149 amends and clarifies the definition of a derivative, expands the nature of exemptions from Statement 133, clarifies the application of hedge accounting when using certain instruments, clarifies the application of Statement 133 to embedded derivatives and modifies the cash flow presentation of derivative instruments containing financing elements. Statement 149 is effective for contracts entered into or modified after June 30, 2003. We adopted Statement 149 beginning in the first quarter of fiscal 2004 and it did not have a material impact on our financial position, cash flows or results of operations.

In July 2003, the EITF reached a consensus on Issue 03-5, “Applicability of AICPA Statement of Position 97-2 “Software Revenue Recognition” (“SOP 97-2”) to Non-Software Deliverables” (“EITF 03-5”). The consensus was reached that non-software deliverables are included within the scope of SOP 97-2 if they are included in an arrangement that contains software that is essential to the non-software deliverables’ functionality. This consensus is to be applied to fiscal periods beginning after August 13, 2003. We do not expect the adoption of EITF 03-5 to have a material impact on our financial position, cash flows or results of operations.

Note C – Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

Comprehensive income for the quarters ended September 26, 2003 and September 27, 2002 was $24.6 million and $6.9 million, respectively.

The components of accumulated other comprehensive income (loss), net of related tax, at September 26, 2003 and June 27, 2003 are as follows:

	September 26,	June 27,
	2003	2003

	(In millions)
Net unrealized gain (loss) on securities available-for-sale	$(0.1)	$0.1

Foreign currency translation adjustments	(14.2)	(13.0)

Net unrealized loss on hedging activity	(0.1)	(0.1)

	$(14.4)	$(13.0)

Note D — Receivables

Receivables are summarized below:

	September 26,	June 27,
	2003	2003

	(In millions)
Accounts receivable	$430.5	$422.9

Notes receivable due within one year-net	9.3	10.3

	439.8	433.2

Less allowances for collection losses	(13.7)	(13.2)

	$426.1	$420.0

Note E – Inventories and Unbilled Costs

Inventories are summarized below:

	September 26,	June 27,
	2003	2003

	(In millions)
Finished products	$47.5	$48.2

Work in process	20.7	20.0

Raw materials and supplies	147.9	145.7

	$216.1	$213.9

Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $158.8 million at September 26, 2003 and $150.9 million at June 27, 2003.

Note F – Plant and Equipment

Plant and equipment are summarized below:

	September 26,	June 27,
	2003	2003

	(In millions)
Land	$13.9	$14.0

Buildings	288.6	288.9

Machinery and equipment	608.9	600.9

	911.4	903.8

Less allowances for depreciation	(621.5)	(614.6)

	$289.9	$289.2

Note G – Selected Investments

We have equity investments in technology companies, which are accounted for using the cost method of accounting. These investments are included in the “Other assets” caption in our Condensed Consolidated Balance Sheet. These selected investments are summarized below:

	September 26,	June 27,
	2003	2003

	(In millions)
Investments (ownership interest)

Terion, Inc. (18.43%)	$21.7	$21.7

AuthenTec, Inc. (19.97%)	15.8	15.8

Teltronics, Inc. (see below)	1.3	1.3

	$38.8	$38.8

The investment in Teltronics, Inc. (“Teltronics”) is Series C Preferred Stock, which is convertible into Teltronics’ common stock. In no case will this Series C Preferred Stock be exercisable for more than 19.9 percent of the total combined voting power of all classes of Teltronics’ capital stock that is entitled to vote. In addition to the equity investments noted above we also have notes receivable from Terion, Inc. (“Terion”) and Teltronics of $6.9 million and $8.7 million, respectively.

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

Teltronics is a publicly held company that is traded on the Over-the-Counter Bulletin Board under the symbol “TELT.” Teltronics is a global provider of communications solutions with revenues of $54.4 million in calendar 2002. Teltronics’ revenues generated from Harris or its affiliates have not been material. On June 30, 2000 we sold certain equipment, inventory and intellectual property rights related to our 20-20® switching technology and associated products from our telecom switch business to Teltronics in exchange for a promissory note, a portion of which was converted to Series C Preferred Stock in March 2002 under a Master Restructuring Agreement. None of our current employees sit on Teltronics’ board of directors. The maximum exposure to loss we have with our interest in Teltronics is $10.0 million.

We have reviewed whether the requirements of FIN 46 will have a material impact on our financial position, cash flows or results of operations due to our variable interests in these selected investments. Based on that review, we do not believe that the requirements of FIN 46 will have a material impact on our financial position, cash flows or results of operations.

Note H – Warranties and Financial Guarantees

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

Software products in our Broadcast Communications and Network Support segments generally carry a 90-day warranty from the date of acceptance. Our liability under these warranties is to provide a corrected copy of any portion of the software found not to be in substantial compliance with the specifications previously agreed to. This may result in, but does not guarantee, customers receiving a free upgrade to a new release of our software.

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

Changes in our warranty liability, which are included as a component of “Other accrued items” on the Condensed Consolidated Balance Sheet, during the first quarter of fiscal 2004 are as follows:

(In millions)

Balance as of June 27, 2003	$18.6

Warranty provision for sales made during the quarter ended September 26, 2003	5.0

Settlements made during the quarter ended September 26, 2003	(3.2)

Other adjustments to the liability including those for translation during the quarter ended September 26, 2003	(0.1)

Balance as of September 26, 2003	$20.3

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

Financial Guarantees:

Guarantees are contingent commitments issued to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper issuances, bond financings and similar transactions. The term of the guarantee is equal to the remaining term of the related debt, which ranges from one to three years. The maximum potential amount of future payments we could be required to make under our guarantees at September 26, 2003 is $1.6 million. At September 26, 2003, there are no guarantees accrued for in our Condensed Consolidated Balance Sheet. We also hold insurance policies with third parties to mitigate the risk of loss on a portion of these guarantees.

Note I – Net Income Per Share

Average outstanding shares used in the computation of net income per share are as follows:

	Quarter Ended

	September 26,	September 27,
	2003	2002

	(In millions)
Basic:

Weighted average shares outstanding	66.5	66.4

Contingently issuable shares	(0.2)	(0.2)

	66.3	66.2

Diluted:

Weighted average shares outstanding	66.5	66.4

Dilutive stock options	0.3	0.4

Contingently issuable shares	(0.2)	(0.2)

	66.6	66.6

Note J – Stock Options and Stock-Based Compensation

In accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” we use the intrinsic-value method of accounting for stock option awards granted to employees and, accordingly, do not recognize compensation expense for our stock option awards to employees in the Condensed Consolidated Statement of Income, as all option exercise prices are 100 percent of market value on the date the options are granted. Options may be exercised for a maximum of 10 years after the date of grant.

The following table illustrates the pro forma effect on net income and earnings per share assuming we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to all previously granted stock-based awards after giving consideration to potential forfeitures. The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model. The estimated fair value of options granted is amortized to expense over their vesting period, which is generally three years.

	Quarter Ended

	September 26,	September 27,
	2003	2002

	(In millions, except per share amounts)
Net income, as reported	$26.0	$19.9

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.4)	(1.9)

Pro forma net income	$24.6	$18.0

Net income per common share, as reported

Basic	$0.39	$0.30

Diluted	$0.39	$0.30

Pro forma net income per common share

Basic	$0.37	$0.27

Diluted	$0.37	$0.27

Total compensation expense recognized from performance and restricted shares during the quarter ended September 26, 2003 and September 27, 2002 was $1.0 million and $0.2 million, respectively.

Note K – Non-Operating Income

The components of non-operating income are as follows:

	Quarter Ended

	September 26,	September 27,
	2003	2002

	(In millions)
Gains from the sale of securities available-for-sale	$0.8	$5.1

Write-downs of securities available-for-sale for other than temporary decreases in market value	—	(0.7)

Gain on the sale of LiveTV, LLC	—	18.8

Royalty income (expense)	(0.5)	(0.9)

Expenses and fees associated with marketing and technology projects, selected investments and other items	(0.3)	(6.1)

	$—	$16.2

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

The accounting policies of the operating segments are the same as those described in the “Significant Accounting Policies” footnote in our Fiscal 2003 Form 10-K. We evaluate each segment’s performance based on its “operating income or loss,” which we define as profit or loss from operations before income taxes excluding interest income and expense, equity income and gains or losses from securities and other investments. In fiscal 2003, intersegment sales were transferred at prices comparable to those provided to unaffiliated customers. In fiscal 2004, intersegment sales were transferred at cost to the buying division. The sourcing division recognizes a normal profit that is eliminated within headquarters expense. This change in the intersegment policy resulted in an elimination of intercompany profit, which was $1.3 million in the first quarter of fiscal 2004 and is included in headquarters expense. “Corporate eliminations” below represent the elimination of intersegment sales.

Total assets by business segment are summarized below:

	September 26,	June 27,
	2003	2003

	(In millions)
Total Assets

Government Communications Systems	$491.5	$488.2

RF Communications	177.0	173.3

Microwave Communications	386.4	393.8

Network Support	58.9	68.4

Broadcast Communications	322.0	339.7

Headquarters	692.8	616.9

	$2,128.6	$2,080.3

Segment revenue, segment operating income (loss) and a reconciliation of segment operating income (loss) to income before income taxes follows:

	Quarter Ended

	September 26,	September 27,
	2003	2002(2)

	(In millions)
Revenue

Government Communications Systems	$334.4	$252.0

RF Communications	89.2	63.8

Microwave Communications	65.6	56.0

Network Support	15.1	13.2

Broadcast Communications	58.4	67.9

Corporate eliminations	(3.5)	(2.7)

Total Revenue	$559.2	$450.2

Income Before Income Taxes

Segment Operating Income (Loss):

Government Communications Systems	$31.9	$23.7

RF Communications	25.0	14.8

Microwave Communications	(2.2)	(7.3)

Network Support	1.8	(2.7)

Broadcast Communications	1.1	1.9

Headquarters expense	(13.8)	(12.3)

Non-operating income (1)	—	16.2

Net interest	(5.0)	(4.1)

Total Income Before Income Taxes	$38.8	$30.2

(1)	“Non-operating income” includes royalties and related intellectual property expenses, gains and losses from the sale of securities available-for-sale, write-downs of securities available-for-sale and expenses and fees associated with our selected investments and other items. Additional information regarding non-operating income is set forth in Note K “Non-Operating Income.”

(2)	Non-operating income for the quarter ended September 27, 2002 includes an $18.8 million pretax gain on the sale of our minority interest in our LiveTV, LLC venture.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Condensed Consolidated Financial Statements and related Notes to Condensed Consolidated Financial Statements appearing elsewhere in this report. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto and related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Fiscal 2003 Form 10-K.

Except for the historical information contained herein, the discussions in this report contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under “Forward-Looking Statements and Factors that May Affect Future Results.”

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in “Note 1: Significant Accounting Policies” in our Notes to Financial Statements included in our Fiscal 2003 Form 10-K. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies for us include: (i) revenue recognition on long-term contracts and contract estimates, (ii) provisions for excess and obsolete inventory losses, (iii) accounts and finance receivables allowance for doubtful accounts and credit losses, (iv) valuation of marketable securities and selected investments, (v) impairment testing of goodwill, and (vi) income taxes and tax valuation allowances. For additional discussion of our critical accounting estimates, see our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2003 Form 10-K.

RESULTS OF OPERATIONS

Revenue for the first quarter of fiscal 2004 was $559.2 million, an increase of 24.2 percent compared to the first quarter of fiscal 2003. The increase in revenue resulted primarily from increased revenue in the RF Communications, Government Communications Systems, Microwave Communications and Network Support segments, which was partially offset by decreased revenue in the Broadcast Communications segment. Income before income taxes in the first quarter of fiscal 2004 was $38.8 million compared to $30.2 million for the first quarter of fiscal 2003. The increase in income before income taxes resulted primarily from growth in operating income in our RF Communications and Government Communications Systems segments, which was partially offset by lower operating income in our Broadcast Communications segment and a $16.2 million decrease in non-operating income. Also, the operating loss in our Microwave Communications segment decreased from $7.3 million in the first quarter of fiscal 2003 to $2.2 million in the first quarter of fiscal 2004. The Network Support segment had operating income of $1.8 million in the first quarter of fiscal 2004 compared to an operating loss of $2.7 million in the prior-year quarter.

Comparative Statement of Income

Our comparative statement of income is as follows:

	Quarter Ended

			Percent
	September 26,	September 27,	Increase/
	2003	2002	(Decrease)

	(In millions)
Revenue from product sales and services	$559.2	$450.2	24.2%

Cost of product sales and services	(419.7)	(335.3)	25.2%

Gross margin	139.5	114.9	21.4%

% of revenue	24.9%	25.5%

Engineering, selling and administrative expenses	(95.7)	(96.8)	(1.1)%

% of revenue	17.1%	21.5%

Non-operating income	—	16.2	—

Interest income	1.3	1.6	(18.8)%

Interest expense	(6.3)	(5.7)	10.5%

Income before income taxes	38.8	30.2	28.5%

% of revenue	6.9%	6.7%

Income taxes	(12.8)	(10.3)	24.3%

Net income	$26.0	$19.9	30.7%

% of revenue	4.6%	4.4%

Gross Margin: Gross margin as a percent of revenue was 24.9 percent in the first quarter of fiscal 2004 compared to 25.5 percent in the first quarter of fiscal 2003. The decrease was due primarily to a larger portion of our revenue coming from the Government Communications Systems segment, which historically has had lower gross margins than our commercial segments. Government Communications Systems segment revenue was 60 percent of our total revenue in the first quarter of fiscal 2004 compared to 56 percent in the prior year quarter. Also, gross margin as a percent of revenue related to our Broadcast Communications products was lower due to less demand for our higher margin digital transmitter products. These decreases in gross margin were partially offset by improved gross margins as a percentage of revenue in our RF Communications, Microwave Communications and Network Support segments’ products.

Engineering, Selling and Administrative Expenses: Engineering, selling and administrative expenses decreased $1.1 million and as a percent of revenue decreased from 21.5 percent in the first quarter of fiscal 2003 to 17.1 percent in the first quarter of fiscal 2004. The decrease was due primarily to the impact of cost reduction actions taken in fiscal 2003 at our corporate headquarters as well as separate cost-cutting actions taken in our Broadcast Communications, Microwave Communications and Network Support segments. Since most of the gross expenses incurred at our corporate headquarters are allocated to our operating segments, a large portion of the cost savings is being recognized in the operating income of our commercial segments rather than in headquarters expense. The 24.2 percent increase in revenue in the first fiscal quarter of fiscal 2004 when compared to the prior-year quarter also contributed to the decrease in engineering, selling and administrative expenses as a percent of revenue. These decreases were partially offset by increased engineering, selling and administrative expenses in our Government Communications and RF Communications segments primarily related to selling and marketing activities. Headquarters expense increased from $12.3 million in the first quarter of fiscal 2003 to $13.8 million in the first quarter of fiscal 2004 due primarily to a new intersegment sales policy that was implemented in the first quarter of fiscal 2004.

Non-operating Income: Non-operating income decreased from $16.2 million in the first quarter of fiscal 2003 to none in the first quarter of fiscal 2004. Non-operating income in the first quarter of fiscal 2003 included an $18.8 million gain from the sale of our minority interest in our LiveTV, LLC venture and $5.1 million in gains from the sale of marketable securities available-for-sale. Non-operating income in the first quarter of fiscal 2004 included a $0.8 million gain from the sale of marketable securities available-for-sale.

Interest Income and Interest Expense: Interest income of $1.3 million in the first quarter of fiscal 2004 decreased from interest income of $1.6 million in the first quarter of fiscal 2003 due primarily to lower interest rates. Interest expense increased from $5.7 million in the first quarter of fiscal 2003 to $6.3 million in the first quarter of fiscal 2004 due primarily to interest on our $150 million 3.5% convertible debentures issued on August 26, 2002.

Income Taxes: The provision for income taxes as a percentage of pretax income decreased from 34.0 percent in the first quarter of fiscal 2003 to 33.0 percent in the first quarter of fiscal 2004. Both fiscal 2004 and fiscal 2003 tax rates were lower than the federal and state statutory rate and benefited from the impact of export sales. The 2004 rate includes a larger benefit from the use of state and local income tax loss carryforwards.

Return on Revenue: Our net income as a percentage of revenue was 4.6 percent in the first quarter of fiscal 2004 versus 4.4 percent in the first quarter of fiscal 2003. The increase was due primarily to the reasons previously discussed.

Discussion of Business Segments

Government Communications Systems Segment
	Quarter Ended

			Percent
	September 26,	September 27,	Increase/
	2003	2002	(Decrease)

	(In millions)
Revenue from product sales and services	$334.4	$252.0	32.7%

Segment operating income	31.9	23.7	34.6%

% of revenue	9.5%	9.4%

Revenue from the Government Communications Systems segment in the first quarter of fiscal 2004 of $334.4 million increased 32.7 percent from the first quarter of fiscal 2003 and operating income of $31.9 million in the first quarter of fiscal 2004 increased 34.6 percent from the first quarter of fiscal 2003. Operating margin improved as a result of program execution and performance award fees.

Revenue growth continued to be driven by classified programs in which we are supporting a number of U.S. Government agencies. Growth also came from new strategic programs won during the past two years, including Joint Strike Fighter in the defense market, Space-Based Radar (“SBR”) in the national market, the FAA Telecommunications Infrastructure and U.S. Census Bureau (“MAF/TIGER”) programs in the civil market, and the U.S. Air Force Mission Communications Operations and Maintenance (“MCOM”) program in the technical services market.

Awards during the quarter included numerous new wins in the classified area. In addition, this segment won contracts for satellite communications equipment for the U.S. Missile Defense Agency’s Sea-Based X-band Radar program and for anti-jam electronics for the U.S. Air Force Small Diameter Bomb program. We received a $38 million option on SBR and a $47 million option on MCOM. During the quarter, we were named to the Northrop Grumman Corporation team that is pursuing the Battle Management Command and Control II program for the E-10A multi-sensor aircraft, and to the Lockheed Martin Corporation team pursuing Aerial Common Sensor, which is a next-generation surveillance and reconnaissance program.

To support this growth this segment has hired more than 1,000 engineers and scientists in the past 15 months, a 20 percent increase in personnel. We recently reorganized this business to better focus our resources on key customer markets where we have technical strength and effective customer relationships.

RF Communications Segment
	Quarter Ended

			Percent
	September 26,	September 27,	Increase/
	2003	2002	(Decrease)

	(In millions)
Revenue from product sales and services	$89.2	$63.8	39.8%

Segment operating income	25.0	14.8	68.9%

% of revenue	28.0%	23.2%

Revenue from the RF Communications segment increased 39.8 percent in the first quarter of fiscal 2004 when compared to the first quarter of fiscal 2003 and operating income of $25.0 million in the first quarter of fiscal 2004 increased 68.9 percent from the first quarter of fiscal 2003. The global War on Terrorism continues to drive strong domestic and international demand for Harris’ Falcon® II tactical radio.

New orders during the quarter included the U.S. Army’s 10th Mountain Division and 2nd Infantry Division, and the U.S. Navy Seabees construction force. International orders included radios for defense forces in Poland, Slovenia, Estonia, and Turkey.

During the quarter, we joined with ITT Industries, Inc. and The Boeing Company to pursue contracts under Cluster 5 of the U.S. Joint Tactical Radio System (“JTRS”) program, which has a potential value to us in excess of $500 million. Our RF Communications and Government Communications Systems segments have combined resources to support JTRS Cluster 5. Led by the U.S. Army Communications and Electronics Command (“CECOM”), Cluster 5 will encompass the U.S. Department of Defense’s next generation of tactical systems that require manpack and handheld radios. The contract is expected to be awarded in calendar 2004. In 2002, we were awarded a contract for Cluster 1 of JTRS and are expecting to provide approximately $600 million in hardware development, security architecture and cryptography over the next 15 years.

Microwave Communications Segment
	Quarter Ended

			Percent
	September 26,	September 27,	Increase/
	2003	2002	(Decrease)

	(In millions)
Revenue from product sales and services	$65.6	$56.0	17.1%

Segment operating loss	(2.2)	(7.3)	(69.9)%

% of revenue	(3.4)%	(13.0)%

Revenue from the Microwave Communications segment increased 17.1 percent in the first quarter of fiscal 2004 when compared to the first quarter of fiscal 2003. This segment had an operating loss of $2.2 million in the first quarter of fiscal 2004 compared to an operating loss of $7.3 million in the first quarter of fiscal 2003. Increased sales volume and cost reduction actions improved the results of this segment during the quarter.

North American orders and sales increased significantly, compared to the first quarter of fiscal 2003. There was some improvement in international orders and revenue this quarter, however, the international markets are still relatively weak.

In October 2003, this segment introduced a new microwave radio platform, called TRuepoint™. TRuepoint™ will provide our customers with a scalable platform that can easily adapt to meet current and future requirements. TRuepoint™ is currently in trial with a cellular network operator and shipments to customers are expected to begin in the third quarter of fiscal 2004.

Network Support Segment
	Quarter Ended

			Percent
	September 26,	September 27,	Increase/
	2003	2002	(Decrease)

	(In millions)
Revenue from product sales and services	$15.1	$13.2	14.4%

Segment operating income (loss)	1.8	(2.7)	—

% of revenue	11.9%	(20.5)%

Revenue from the Network Support segment increased 14.4 percent in the first quarter of fiscal 2004 when compared to the first quarter of fiscal 2003. This segment had operating income of $1.8 million in the first quarter of fiscal 2004 compared to an operating loss of $2.7 million in the first quarter of fiscal 2003. Revenue improvement in the quarter was driven primarily by initial deliveries of our new field technician test system, called EXP™. We also saw modest revenue improvement in our tools and test-set business. Higher revenue and cost-reduction actions taken over the past two years in this segment have resulted in strong operating margin improvement.

Broadcast Communications Segment
	Quarter Ended

			Percent
	September 26,	September 27,	Increase/
	2003	2002	(Decrease)

	(In millions)
Revenue from product sales and services	$58.4	$67.9	(14.0)%

Segment operating income	1.1	1.9	(42.1)%

% of revenue	1.9%	2.8%

Revenue from the Broadcast Communications segment decreased 14.0 percent in the first quarter of fiscal 2004 when compared to the first quarter of fiscal 2003. Operating income in the first quarter of fiscal 2004 was $1.1 million, compared to $1.9 million of operating income in the first quarter of fiscal 2003. The first quarter tends to be a seasonally weak revenue quarter in this segment. Demand, however, was especially weak for our studio products and systems offerings.

Capital spending by both TV and radio broadcasters did not pick up during the first quarter. Digital Television (“DTV”) equipment sales continued to be weak, but were partially offset by increased sales of international analog radio transmitters. Cost reduction actions taken in fiscal 2003 are helping to improve operating margins in this segment and we will continue to assess additional cost-reduction opportunities.

Although we are currently experiencing a lull in broadcaster spending, improvement in DTV equipment sales eventually will be driven by the requirement for full-power conversion, which is scheduled to be completed by the end of 2006. Consumer demand continues to increase as indicated by growing sales of DTV sets, additional hours of DTV programming and the more than 1,000 stations currently transmitting digital signals. We believe that we are well positioned to take advantage of the digital conversion as capital spending resumes.

LIQUIDITY AND FINANCIAL POSITION

Cash Flows

Net cash provided by operating activities: Net cash provided by operating activities was $81.5 million for the first quarter of fiscal 2004 compared to $25.8 million for the first quarter of fiscal 2003. Strong capital management and profitability in our Government Communications Systems and RF Communications segments drove positive cash flows from operating activities in the first quarter of both fiscal 2003 and fiscal 2004. The higher cash flow from operations in fiscal 2004 when compared to fiscal 2003 was primarily due to improved cash flows in our Broadcast Communications segment and increased profitability in our Government Communications Systems and RF Communications segments. The improved cash flows in our Broadcast Communications segment was primarily due to increased collections.

Net cash provided by (used in) investing activities: Net cash used in investing activities was $12.9 million for the first quarter of fiscal 2004 compared to net cash provided by investing activities of $12.3 million for the first quarter of fiscal 2003. Cash provided by investing activities in the first quarter of fiscal 2003 included $5.3 million in proceeds from the sale of securities available-for-sale and $19.0 million in proceeds from the sale of our interest in our LiveTV, LLC venture. Cash used in investing activities in the first quarter of fiscal 2004 included the receipt of proceeds from the sale of securities available-for-sale of $1.4 million.

Additions of plant and equipment in the first quarter of fiscal 2004 were $14.3 million versus $9.8 million in the first quarter of fiscal 2003 due primarily to additions made in our Government Communications Systems segment related to the FTI program’s network operating center and the expansion of facilities. Total additions of plant and equipment in fiscal 2004 are expected to be in the $80 million to $85 million range.

Net cash provided by (used in) financing activities: Net cash used in financing activities was $4.6 million for the first quarter of fiscal 2004 compared to cash provided by financing activities of $98.6 million for the first quarter of fiscal 2003. The decrease is attributable to the receipt of $146.3 million in net proceeds from the private placement of our $150 million 3.5% Convertible Debentures due 2022 during the first quarter of fiscal 2003, which was offset by the repayment during the first quarter of fiscal 2003 of our $30.5 million 6.38% notes due 2002.

In fiscal 2000, our Board of Directors approved a share repurchase program, which authorizes us to repurchase up to 15 million shares of our common stock periodically in the open market, in negotiated or block transactions or pursuant to tender offers. In the first quarter of fiscal 2004 and the first quarter of fiscal 2003, we did not repurchase any shares of our common stock. An authorization to repurchase an additional 1.5 million shares under this repurchase program still exists. We currently expect that we will repurchase shares of common stock to offset the dilutive effect of shares issued under our stock incentive plans. Additionally, if warranted by market conditions, we will consider accelerating our purchases.

Capital Structure and Resources

On October 15, 2003, we terminated our existing Credit Agreement and entered into a new committed Revolving Credit Agreement that provides for unsecured borrowings of up to $300 million. The new facility expires in October 2007. Each bank’s obligation to make loans to us under this credit facility is subject to, among other things, our compliance with various representations, warranties and covenants. Interest rates on borrowings under this credit facility and related fees are determined by a pricing matrix based upon our long-term debt rating assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. The availability of borrowing under this credit facility is not contingent upon our debt rating. We are not required to maintain compensating balances in connection with this agreement. Availability of borrowings under this new revolving credit facility enables us to issue commercial paper. The financial covenants contained in this credit facility include, among others, maintenance of consolidated tangible net worth of not less than $789.2 million (which amount is subject to adjustment), maintenance of a total debt to adjusted earnings before interest, taxes, depreciation and amortization ratio of not more than 3.0 to 1, and maintenance of an adjusted earnings before interest, taxes, depreciation and amortization to interest charges ratio of not less than 3.0 to 1. This credit facility also includes negative covenants (i) limiting the creation of liens or other encumbrances, (ii) limiting certain sale and leaseback transactions, and (iii) limiting certain sales or other dispositions of assets other than in the ordinary course of business. In addition, this facility includes certain provisions for acceleration of maturity in the case of a (a) “cross default” with other indebtedness in an amount in excess of $50 million, (b) final uninsured judgment in excess of $50 million which remains unpaid or discharged, or (c) change of control, including if a person or group of persons acquires more than 25 percent of our voting stock.

During the first quarter of fiscal 2004, we filed a “universal” shelf registration statement with the SEC related to the potential future issuance of up to $500 million of securities including debt securities, preferred stock, common stock, fractional interests in preferred stock represented by depositary shares and warrants to purchase debt securities, preferred stock or common stock. This universal shelf registration statement was declared effective by the SEC and replaces our prior $500 million debt shelf registration.

In addition to our $150 million of 3.5 percent convertible debentures due 2022, we also have outstanding unsecured long-term debt of $250 million. The earliest scheduled maturity of any long-term debt is 2007.

Our debt is currently rated “BBB” by Standard and Poor’s Rating Group and “Baa2” by Moody’s Investors Service. We expect to maintain operating ratios, fixed-charge coverage ratios and balance sheet ratios sufficient for retention of these debt ratings. There are no assurances that our credit ratings will not be reduced in the future. If our credit rating is lowered below “investment grade,” then we may not be able to issue short-term commercial paper, but would instead need to borrow under our other credit facilities or pursue other alternatives. As of September 26, 2003, we had no commercial paper outstanding.

Management currently believes that existing cash, funds generated from operations, sales of marketable securities, our credit facilities and access to the public and private debt markets will be sufficient to provide for our anticipated requirements for working capital, capital expenditures and any stock repurchases under the current repurchase program for the next 12 months and the foreseeable future.

Comparative Financial Position

Our comparative financial position is as follows:

	As of	As of	Percent
	September 26,	June 27,	Increase/
	2003	2003	(Decrease)

	(In millions, except per share
	amounts)
Cash and cash equivalents	$506.6	$442.6	14.5%

Other current assets	900.1	915.1	(1.6)%

Current liabilities	(522.1)	(495.5)	5.4%

Working capital	$884.6	$862.2	2.6%

Goodwill	$227.3	$228.1	(0.4)%

Non-current deferred income tax asset	$20.3	$20.4	(0.5)%

Long-term debt	$401.6	$401.6	—

Total shareholders’ equity	$1,204.9	$1,183.2	1.8%

Book value per share	$18.09	$17.82	1.5%

Cash and cash equivalents: Cash increased $64.0 million in the first quarter of fiscal 2004 due primarily to cash provided by operating activities of $81.5 million as noted above. These increases were partially offset by $14.3 million in additions of plant and equipment and $6.6 million cash dividends paid.

Working capital: Working capital increased 2.6 percent from $862.2 million as of June 27, 2003 to $884.6 million as of September 26, 2003. The $22.4 million increase was due primarily to increases in cash and cash equivalents as discussed above.

Goodwill: Goodwill decreased from $228.1 million as of June 27, 2003 to $227.3 million as of September 26, 2003 due to changes in foreign exchange rates.

Non-current deferred income taxes: The asset related to non-current deferred income taxes was $20.4 million as of June 27, 2003 versus $20.3 million as of September 26, 2003.

Off-Balance Sheet Arrangements and Contractual Obligations

We have contractual cash obligations to repay debt and to make payments under operating leases. We also have commitments related to contingent liabilities on outstanding letters of credit and surety bonds that are used to guarantee bids, down payments and performance and financial assurances. Guarantees are contingent commitments issued to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper issuances, bond financings and similar transactions. The term of the guarantee is equal to the remaining term of the related debt, which ranges from one to three years. The maximum potential amount of future payments we could be required to make under our guarantees at September 26, 2003 is $1.6 million. At September 26, 2003, there are no guarantees accrued for in our Condensed Consolidated Balance Sheet. We also hold insurance policies with third parties to mitigate the risk of loss on a portion of these guarantees.

The amounts disclosed in our Fiscal 2003 Form 10-K include all of our off-balance sheet arrangements and contractual obligations that we consider to have a more than remote potential future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

No material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our Fiscal 2003 Form 10-K.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As described in Note B – Recent Accounting Pronouncements in our Notes to Condensed Consolidated Financial Statements, there are accounting pronouncements that have recently been issued but not yet implemented by us. Note B describes the potential impact that these pronouncements are expected to have on our financial position, cash flows and results of operations.

OUTLOOK

We believe that we are off to a very good start in our first fiscal quarter. Revenue and net income exceeded our expectations due to the outstanding performance in our Government Communications Systems and RF Communications segments and we anticipate strong results to continue for these two segments. First quarter results give us increased confidence in achieving our fiscal year 2004 earnings per share guidance of $1.50 to $1.65 per diluted share.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they prove incorrect or never materialize, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements of our plans, strategies and objectives for future operations; any statements concerning new products, services or developments; any statements regarding future economic conditions, performance or outlook including statements relating to earnings guidance for fiscal 2004; statements as to the outcome of contingencies; statements as to the value of our contract awards and programs; statements of expected cash flows; statements of belief or expectation; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates” and similar words. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this report. Such statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our consolidated results and the forward-looking statements could be affected by many factors, including:

•	uncertain economic conditions, which make it difficult to estimate growth in our markets and, as a result, future income and expenditures;

•	the severe telecommunications slow-down, which has had and may continue to have a negative effect on our telecom businesses;

•	our dependence on the U.S. Government for a significant portion of our revenue, as the loss of this relationship or a shift in U.S. Government funding could have adverse consequences on our future business;

•	financial and government and regulatory risks relating to international sales and operations, including fluctuations in foreign currency exchange rates and the effectiveness of our currency hedging program;

•	the fair values of our portfolio of passive investments, which values are subject to significant price volatility or erosion;

•	our ability to continue to develop new products that achieve market acceptance;

•	the consequences of future geo-political events, which may affect adversely the markets in which we operate, our ability to insure against risks, our operations or our profitability;

•	strategic acquisitions and the risks and uncertainties related thereto, including our ability to manage and integrate acquired businesses;

•	potential changes in U.S. Government or customer priorities due to program reviews or revisions to strategic objectives, including termination of or potential failure to fund U.S. Government contracts;

•	risks inherent with large long-term fixed price contracts, particularly the ability to contain cost overruns;

•	the performance of critical subcontractors or suppliers;

•	potential claims that we are infringing the intellectual property rights of third parties;

•	the successful resolution of patent infringement claims and the ultimate outcome of other contingencies, litigation and legal matters;

•	customer demand for financing and customer credit risk;

•	cost reductions, which may not yield the benefits we expect and could have adverse effects on our future business;

•	the impact of competitive products and pricing;

•	risks inherent in developing new technologies;

•	the ability to recruit and retain qualified personnel; and

•	general economic conditions in the markets in which we operate.

Additional details and discussions concerning some of the factors that could affect our forward-looking statements or results are set forth in Exhibit 99.1 of this report, entitled “Forward-Looking Statements and Factors that May Affect Future Results,” which Exhibit is incorporated herein by reference. The foregoing list is not exhaustive. Additional risks and uncertainties not known to us or that we currently believe not to be material also may adversely impact our operations and financial position. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates, fluctuations in the market value of our equity securities available-for-sale and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.

Foreign Exchange and Currency: We use foreign exchange contracts and options to hedge both balance sheet and off-balance sheet foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers and intercompany loans. We believe the use of foreign currency financial instruments should reduce the risks, which arise from doing business in international markets. At September 26, 2003, we had open foreign exchange contracts with a notional amount of $110.7 million, of which $20.7 million were classified as cash flow hedges and $90.0 million were classified as fair value hedges. This compares to total foreign exchange contracts with a notional amount of $95.7 million as of June 27, 2003, of which $18.1 million were classified as cash flow hedges and $77.6 million were classified as fair value hedges. At September 26, 2003, contract expiration dates range from less than one month to 27 months with a weighted average contract life of 0.1 years.

More specifically, the foreign exchange contracts classified as cash flow hedges are primarily being used to hedge currency exposures from cash flows anticipated from the United Kingdom Bowman Programme in our RF Communications segment. This contract for our tactical radio products was awarded in the second quarter of fiscal 2002. Under the contract, the customer pays in Pounds Sterling (“GBP”). We also have payments to local suppliers required to be made in GBP on this program. We have hedged the forecasted net cash flows related to sales and vendor payments denominated in GBP to maintain our anticipated profit margin in U.S. dollars. As of September 26, 2003, we estimate that a pretax loss of $0.1 million would be reclassified into earnings from comprehensive income within the next 22 months related to these transactions. The net gain or loss included in our earnings for the first quarter of fiscal 2004 and 2003 representing the amount of fair value and cash flow hedges’ ineffectiveness was not material. No amounts were recognized in our earnings for the first quarter of fiscal 2004 and 2003 related to the component of the derivatives instruments’ gain or loss excluded from the assessment of hedge effectiveness. In addition, no amounts were recognized in our earnings for the first quarter of fiscal 2004 and 2003 related to hedged firm commitments that no longer qualify as fair value hedges. No material reclassification of gains and losses into earnings from comprehensive income is expected to result from transactions or events related to commitments to customers or suppliers within the next twelve months. All of these derivatives were recorded at their fair value on the balance sheet in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”).

Factors that could impact the effectiveness of our hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for our foreign currency derivatives held at September 26, 2003 would have an impact of approximately $11.1 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.

Marketable Securities: We also currently have a portfolio of marketable equity securities available-for-sale. These investments result from the retained interest in sold or spun-off businesses and the investment into start-up companies that have technology or products that are of interest to us. The fair market value of these securities at September 26, 2003 was $22.1 million, compared to $23.1 million at June 27, 2003. This decrease was due primarily to the sale of some of these investments in the first quarter of fiscal 2004. The corresponding unrealized gain is included as a component of shareholders’ equity. These investments historically have had higher volatility than most market indices. A 10 percent adverse change in the quoted market price of marketable equity securities would have an impact of approximately $2.2 million on the fair market value of these securities.

Interest Rates: We utilize a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage our exposures to changes in interest rates. We do not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2004, although there can be no assurances that interest rates will not change significantly.

Item 4. Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures: As of the end of the fiscal quarter ended September 26, 2003, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are adequate and effective and provide reasonable assurance that such disclosure controls and procedures are effective in providing them with timely material information relating to the company and its subsidiaries required to be included in our periodic filings.

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

(b)  Changes in internal controls: There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 26, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In April 2002, 43 plaintiffs filed suit against 23 defendants, including us, in the United States District Court for the Eastern District of New York (the “Schwinger” matter). The complaint seeks redress for injuries suffered by the plaintiffs as a result of defendants allegedly emitting toxins into the environment located in and near Hicksville, New York. Five related defendants are classified as “Verizon” defendants and are alleged to have released radioactive and toxic materials. The remaining defendants, including us, have been accused of releasing non-radioactive materials. The plaintiffs claimed damages that exceeded $360 million. In September 2002, we received an amended complaint, which added approximately 141 plaintiffs, bringing the number of plaintiffs to 184. The claim for damages in the amended complaint appeared to double from the original complaint. In December 2002, the judge presiding over the Schwinger matter administratively dismissed the action and required the plaintiffs to refile their claims through three nominative plaintiffs. Those plaintiffs will be required to show how we and the other named defendants caused their losses before the remaining plaintiffs are allowed to proceed. We were served with that refiled complaint which includes claims for compensatory and punitive damages. We also were served with a related complaint by a single plaintiff (the “Astuto” matter) who alleges losses similar to the three plaintiffs in the Schwinger matter but makes no monetary demand. The plaintiff in the Astuto matter was directed to show how we and the other named defendants caused certain losses before eight other plaintiffs are able to join in that action. We were also served with a complaint in a third related matter (the “Bennet” matter), where 44 plaintiffs are alleging claims similar to those brought by the Schwinger and Astuto plaintiffs against a similar group of defendants, including us. The Bennet plaintiffs are claiming $135 million in damages. Proceedings in the Bennet matter have been stayed pending the outcome of the Schwinger and Astuto matters. We believe, and have been able to convince the plaintiffs in each of these cases, that our liability in these related matters, if any, is not significant. As a result, during the first fiscal quarter of 2004, the plaintiffs in each case have stipulated to the dismissal of their cases against Harris but have reserved a limited right to reopen the cases under certain circumstances.

We previously filed a patent infringement claim against Ericsson, Inc. in the United States Federal District Court for the Northern District of Texas. On October 29, 2002, a jury rendered a verdict in our favor against Ericsson, Inc. The jury awarded us approximately $61 million in compensatory damages and found that Ericsson’s conduct was “willful.” Following the rendering of such verdict, we filed a motion to enhance the damages based upon the finding of willfulness and Ericsson filed motions (i) to decrease the damage award, (ii) to order a new trial, and (iii) for non-infringement and invalidity of the patent notwithstanding the jury’s verdict. On July 17, 2003, the Court issued a ruling on these motions denying Ericsson’s motions for non-infringement and invalidity of the patent, but did rule that unless we agreed to a lowered damage award of $43 million in compensatory damages within 30 days, it was granting Ericsson’s motion for a new trial on the issue of damages. Harris agreed to the lowered damages and thus, a judgment was entered for Harris in the amount of $43 million plus $1 million for enhanced damages and $1 million for attorneys’ fees, as well as pre-judgment interest, which we currently estimate to be approximately $8 million. During the first fiscal quarter of fiscal 2004, Ericsson filed a Notice to Appeal appealing the judgment of the District Court. Harris has filed a Cross-Notice of Appeal.

Item 2. Changes in Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

	(3)	(i) Restated Certificate of Incorporation of Harris Corporation (1995), incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report of Form 10-Q for the fiscal quarter ended March 31, 1996.

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

	(4)	(a) Specimen stock certificate for the Company’s Common Stock, incorporated herein by reference to Exhibit 4(a) to the Company’s Annual Report on From 10-K for the fiscal year ended June 27, 1997.

(b) Stockholder Protection Rights Agreement, between Harris Corporation and Mellon Investor Services, LLC (Formerly ChaseMellon Shareholder Services, LLC) as Rights Agent, dated as of December 6, 1996, incorporated herein by reference to Exhibit 1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 1996.

(c) (i) Indenture, dated as of May 1, 1996, between Harris Corporation and The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-03111, filed with the Securities and Exchange Commission on May 3, 1996.

(c) (ii) Instrument of Resignation from Trustee and Appointment and Acceptance of Successor Trustee among Harris Corporation, JP Morgan Chase Bank, as Resigning Trustee and The Bank of New York, as Successor Trustee, dated as of November 1, 2002 (effective November 15, 2002), incorporated herein by reference to Exhibit 99.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2002.

(d) Indenture, dated as of October 1, 1990, between Harris Corporation and National City Bank, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-3, Registration Statement No. 33-35315, filed with the Securities and Exchange Commission on June 8, 1990.

(e) Indenture, dated as of August 26, 2002, between Harris Corporation and The Bank of New York, as Trustee, relating to $150,000,000 of 3.5% Convertible Debentures due 2022, incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2002.

(f) Indenture, dated as of September 3, 2003, between Harris Corporation and The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a committee of the Board, incorporated herein by reference to Exhibit 4(b) to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-108486, filed with the Securities and Exchange Commission on September 3, 2003.

(g) Subordinated Indenture, dated as of September 3, 2003, between Harris Corporation and The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a committee of the Board, incorporated herein by reference to Exhibit 4(c) to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-108486, filed with the Securities and Exchange Commission on September 3, 2003.

(h) Pursuant to Regulation S-K Item 601 (b) (4) (iii), Registrant by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Company.

	(10)	(a) Amendment Number One to the Harris Corporation Retirement Plan, dated October 2, 2003.

(b) Stock Option Agreement Terms and Conditions (as of 8/22/03) for grants under the Harris Corporation 2000 Stock Incentive Plan.

(c) Restoration Stock Option Agreement Terms and Conditions (as of 8/22/03) for grants under the Harris Corporation 2000 Stock Incentive Plan.

(d) Revolving Credit Agreement, dated as of October 15, 2003, among Harris Corporation as Borrower, SunTrust Bank as Administrative Agent, L/C Issuer and Swingline Lender and the other lenders party thereto.

	(12)	Computation of Ratio of Earnings to Fixed Charges.

	(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

	(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

	(32.1)	Section 1350 Certification of Chief Executive Officer.

	(32.2)	Section 1350 Certification of Chief Financial Officer.

	(99.1)	Forward-Looking Statements and Factors that May Affect Future Results.

(b)	Reports on Form 8-K:

	(i)	We filed with the Commission a Current Report on Form 8-K on June 30, 2003, relating to the announcement that Howard L. Lance was elected Chairman of the Board and that Phillip W. Farmer had retired as Chairman and as a Director and that Alfred C. DeCrane had also retired from the Board.

	(ii)	We submitted to the Commission a Current Report on Form 8-K on July 23, 2003, relating to our announcement of earnings and financial results for our fourth fiscal quarter of fiscal 2003 and for fiscal year 2003. This Form 8-K was furnished pursuant to Item 12 “Results of Operations and Financial Condition” of Form 8-K.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS CORPORATION (Registrant)

Date: October 22, 2003	By: /s/ Bryan R. Roub

Bryan R. Roub Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No.
Under Reg.
S-K, Item 601	Description

(3)	(i) Restated Certificate of Incorporation of Harris Corporation (1995), incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report of Form 10-Q for the fiscal quarter ended March 31, 1996.

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

(4)	(a) Specimen stock certificate for the Company’s Common Stock, incorporated herein by reference to Exhibit 4(a) to the Company’s Annual Report on From 10-K for the fiscal year ended June 27, 1997.

(b) Stockholder Protection Rights Agreement, between Harris Corporation and Mellon Investor Services, LLC (Formerly ChaseMellon Shareholder Services, LLC) as Rights Agent, dated as of December 6, 1996, incorporated herein by reference to Exhibit 1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 1996.

(c) (i) Indenture, dated as of May 1, 1996, between Harris Corporation and The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-03111, filed with the Securities and Exchange Commission on May 3, 1996.

(c) (ii) Instrument of Resignation from Trustee and Appointment and Acceptance of Successor Trustee among Harris Corporation, JP Morgan Chase Bank, as Resigning Trustee and The Bank of New York, as Successor Trustee, dated as of November 1, 2002 (effective November 15, 2002), incorporated herein by reference to Exhibit 99.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2002.

(d) Indenture, dated as of October 1, 1990, between Harris Corporation and National City Bank, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-3, Registration Statement No. 33-35315, filed with the Securities and Exchange Commission on June 8, 1990.

(e) Indenture, dated as of August 26, 2002, between Harris Corporation and The Bank of New York, as Trustee, relating to $150,000,000 of 3.5% Convertible Debentures due 2022, incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2002.

(f) Indenture, dated as of September 3, 2003, between Harris Corporation and The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a committee of the Board, incorporated herein by reference to Exhibit 4(b) to the Company’s Registration

Exhibit No.
Under Reg.
S-K, Item 601	Description

Statement on Form S-3, Registration Statement No. 333-108486, filed with the Securities and Exchange Commission on September 3, 2003.

(g) Subordinated Indenture, dated as of September 3, 2003, between Harris Corporation and The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a committee of the Board, incorporated herein by reference to Exhibit 4(c) to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-108486, filed with the Securities and Exchange Commission on September 3, 2003.

(h) Pursuant to Regulation S-K Item 601 (b) (4) (iii), Registrant by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of other instruments defining the rights of holders of long-term debt of the Company.

(10)	(a) Amendment Number One to the Harris Corporation Retirement Plan, dated October 2, 2003.

(b) Stock Option Agreement Terms and Conditions (as of 8/22/03) for grants under the Harris Corporation 2000 Stock Incentive Plan.

(c) Restoration Stock Option Agreement Terms and Conditions (as of 8/22/03) for grants under the Harris Corporation 2000 Stock Incentive Plan.

(d) Revolving Credit Agreement, dated as of October 15, 2003, naming Harris Corporation as Borrower, SunTrust Bank as Administrative Agent, L/C Issuer and Swingline Lender and the other lenders party thereto.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

(99.1)	Forward-Looking Statements and Factors that May Affect Future Results.