Form 10-Q
period 2004-01-02
HARRIS CORP /DE/
filed 2004-01-28
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form l0-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION l3 or l5(d) OF THE SECURITIES EXCHANGE ACT OF l934
For the quarterly period ended January 2, 2004 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock as of January 23, 2004 was 66,738,375 shares.

HARRIS CORPORATION

FORM 10-Q

For the Quarter Ended January 2, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The following information for the quarter and two quarters ended January 2, 2004 and December 27, 2002 and at January 2, 2004, has not been audited by independent accountants, but in the opinion of management reflects all adjustments (consisting only of normal, recurring items) necessary for a fair presentation of the results for the indicated periods. The results of operations for the quarter and two quarters ended January 2, 2004, are not necessarily indicative of the results for the full fiscal year.

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)

	Quarter Ended		Two Quarters Ended
	January 2,	December 27,	January 2,	December 27,
	2004	2002	2004	2002
	(In millions, except per share amounts)
Revenue from product sales and services	$608.6	$523.9	$1,167.8	$974.1

Cost of product sales and services	(449.7)	(388.7)	(869.4)	(724.0)
Engineering, selling and administrative expenses	(104.9)	(108.9)	(200.6)	(205.7)
Non-operating income (loss)	(6.0)	3.1	(6.0)	19.3
Interest income	1.5	1.9	2.8	3.5
Interest expense	(6.3)	(6.6)	(12.6)	(12.3)

Income before income taxes	43.2	24.7	82.0	54.9
Income taxes	(10.1)	(8.4)	(22.9)	(18.7)

Net income	$33.1	$16.3	$59.1	$36.2

Net income per common share
Basic	$.50	$.25	$.89	$.55
Diluted	$.50	$.25	$.89	$.55

Cash dividends paid per common share	$.10	$.08	$.20	$.16

Average basic shares outstanding	66.3	66.2	66.3	66.2
Average diluted shares outstanding	66.8	66.3	66.7	66.4

See Notes to Condensed Consolidated Financial Statements

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

	January 2,	June 27,
	2004	2003
	(unaudited)	(audited)
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$493.9	$442.6
Marketable securities	21.6	23.1
Receivables	418.5	420.0
Unbilled costs and accrued earnings on fixed-price contracts	128.3	164.8
Inventories	231.8	213.9
Current deferred income taxes	96.9	88.1
Income taxes receivable	9.9	5.2

Total current assets	1,400.9	1,357.7

Other Assets
Plant and equipment	292.1	289.2
Goodwill	236.8	228.1
Non-current notes receivable	24.1	28.2
Non-current deferred income taxes	15.4	20.4
Other assets	153.2	156.7

	721.6	722.6

	$2,122.5	$2,080.3

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$7.6	$31.2
Accounts payable	106.9	114.0
Compensation and benefits	120.7	138.5
Other accrued items	122.4	104.6
Advance payments and unearned income	139.1	106.4
Current portion of long-term debt	0.8	0.8

Total current liabilities	497.5	495.5

Other Liabilities
Long-term debt	401.4	401.6

Shareholders’ Equity
Preferred Stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common Stock, $1.00 par value; 250,000,000 shares authorized; issued and outstanding 66,289,262 shares at January 2, 2004 and 66,391,032 shares at June 27, 2003	66.3	66.4
Other capital	236.7	229.7
Retained earnings	936.2	905.3
Unearned compensation	(6.6)	(5.2)
Accumulated other comprehensive income (loss)	(9.0)	(13.0)

Total shareholders’ equity	1,223.6	1,183.2

	$2,122.5	$2,080.3

See Notes to Condensed Consolidated Financial Statements

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Two Quarters Ended
	January 2,	December 27,
	2004	2002
	(In millions)
Operating Activities
Net income	$59.1	$36.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27.1	26.2
Non-current deferred income tax	5.0	3.4
Gain on the sale of securities available-for-sale	(2.1)	(9.4)
Gain on the sale of LiveTV, LLC	—	(18.8)
(Increase) decrease in:
Accounts and notes receivable	5.6	9.2
Unbilled costs and inventories	18.6	(7.3)
Increase (decrease) in:
Accounts payable and accrued expenses	(7.0)	(2.4)
Advance payments and unearned income	32.7	24.4
Income taxes	(12.2)	0.8
Other	0.6	1.2

Net cash provided by operating activities	127.4	63.5

Investing Activities
Additions of plant and equipment	(28.9)	(29.6)
Cash paid for selected investments	—	(2.3)
Proceeds from the sale of securities available-for-sale	3.1	12.4
Proceeds from the sale of LiveTV, LLC	—	19.0

Net cash used in investing activities	(25.8)	(0.5)

Financing Activities
Increase (decrease) in debt, net	(25.2)	102.0
Proceeds from sale of common stock	8.0	0.9
Repurchase of common stock	(19.1)	(2.4)
Cash dividends	(13.3)	(10.6)

Net cash provided by (used in) financing activities	(49.6)	89.9

Effect of exchange rate changes on cash and cash equivalents	(0.7)	0.8

Net increase in cash and cash equivalents	51.3	153.7

Cash and cash equivalents at the beginning of the year	442.6	226.2

Cash and cash equivalents at the end of the quarter	$493.9	$379.9

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 2, 2004

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Harris Corporation and its consolidated subsidiaries have been prepared in accordance with accounting principles generally accepted for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and changes in cash flows in conformity with accounting principles generally accepted in the United States. In the opinion of management, such financial statements reflect all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the quarter and two quarters ended January 2, 2004, are not necessarily indicative of the results that may be expected for the full fiscal year. For further information refer to the Consolidated Financial Statements and related Notes to Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2003 (“Fiscal 2003 Form 10-K”). Certain reclassifications have been made to prior year amounts to conform to the current period presentation.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note B – Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation Number 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” provides guidance for identifying a controlling interest in a variable interest entity (“VIE”) established by means other than voting interests. FIN 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN 46 and issued Interpretation Number 46R, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51” (“FIN 46R”). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN 46R is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. We do not expect the adoption of FIN 46R to have a material impact on our financial position, results of operations or cash flows.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“Statement 149”). Statement 149 amends and clarifies the definition of a derivative, expands the nature of exemptions from Statement 133, clarifies the application of hedge accounting when using certain instruments, clarifies the application of Statement 133 to embedded derivatives and modifies the cash flow presentation of derivative instruments containing financing elements. Statement 149 is effective for contracts entered into or modified after June 30, 2003. We adopted Statement 149 beginning in the first quarter of fiscal 2004 and it did not have a material impact on our financial position, results of operations or cash flows.

In July 2003, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-5, “Applicability of AICPA Statement of Position 97-2 “Software Revenue Recognition” (“SOP 97-2”) to Non-Software Deliverables” (“EITF 03-5”). The consensus was reached that non-software deliverables are included within the scope of SOP 97-2 if they are included in an arrangement that contains software that is essential to the non-software deliverables’ functionality. This consensus is to be applied to fiscal periods beginning after August 13, 2003. We adopted EITF 03-5 beginning in the second quarter of fiscal 2004 and it did not have a material impact on our financial position, results of operations or cash flows.

In December 2003, the FASB revised Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“Revised Statement 132”). Revised Statement 132 revises employers’ required disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements

and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“Statement 106”). Revised Statement 132 requires disclosures in addition to those in the original FASB Statement No. 132. Revised Statement 132 is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by Revised Statement 132 are effective for interim periods beginning after December 15, 2003. We do not believe that the provisions of Revised Statement 132 will have a material effect on our financial statements or related footnotes.

In January 2004, the FASB issued Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). FSP 106-1 also requires certain disclosures pending further consideration of the underlying accounting issues. The guidance in FSP 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. The election to defer accounting for the Act must be made before net periodic postretirement benefit costs for the period that includes the Act’s enactment date are first included in reported financial information pursuant to the requirements of Statement 106. We are currently assessing whether the provisions of FSP 106-1 and the Act will have a material impact on our financial position, results of operations or cash flows.

Note C – Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

Comprehensive income for the quarters ended January 2, 2004 and December 27, 2002 was $38.5 million and $18.5 million, respectively. Comprehensive income for the two quarters ended January 2, 2004 and December 27, 2002 was $63.1 million and $25.4 million, respectively.

The components of accumulated other comprehensive income (loss), net of related tax, at January 2, 2004 and June 27, 2003 are as follows:

	January 2,	June 27,
	2004	2003
	(In millions)
Net unrealized gain (loss) on securities available-for-sale	$(0.1)	$0.1
Foreign currency translation adjustments	(6.9)	(13.0)
Net unrealized loss on hedging activity	(2.0)	(0.1)

	$(9.0)	$(13.0)

Total comprehensive income for the quarter and two quarters ended January 2, 2004 and December 27, 2002 was comprised of the following:

	Quarter Ended		Two Quarters Ended
	January 2,	December 27,	January 2,	December 27,
	2004	2002	2004	2002
	(In millions)
Net income	$33.1	$16.3	$59.1	$36.2
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available-for-sale	—	(1.3)	(0.2)	(11.8)
Foreign currency translation adjustments	7.3	4.3	6.1	2.6
Net unrealized loss on hedging activity	(1.9)	(0.8)	(1.9)	(1.6)

	$38.5	$18.5	$63.1	$25.4

Note D – Receivables

Receivables are summarized below:

	January 2,	June 27,
	2004	2003
	(In millions)
Accounts receivable	$424.1	$422.9
Notes receivable due within one year-net	6.8	10.3

	430.9	433.2
Less allowances for collection losses	(12.4)	(13.2)

	$418.5	$420.0

Note E – Inventories and Unbilled Costs

Inventories are summarized below:

	January 2,	June 27,
	2004	2003
	(In millions)
Finished products	$45.0	$48.2
Work in process	24.2	20.0
Raw materials and supplies	162.6	145.7

	$231.8	$213.9

Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $141.3 million at January 2, 2004 and $150.9 million at June 27, 2003.

Note F – Plant and Equipment

Plant and equipment are summarized below:

	January 2,	June 27,
	2004	2003
	(In millions)
Land	$13.9	$14.0
Buildings	290.5	288.9
Machinery and equipment	620.1	600.9

	924.5	903.8
Less allowances for depreciation	(632.4)	(614.6)

	$292.1	$289.2

Note G – Selected Investments

We have equity investments in technology companies, which are accounted for using the cost method of accounting. These investments are included as a component of the “Other assets” line item in our Condensed Consolidated Balance Sheet. Selected investments are evaluated for impairment if cost exceeds fair value. The determination of fair value requires management to obtain independent appraisals, or to estimate the value of the securities without an independent appraisal based upon available information such as projected cash flows, comparable market prices of similar companies, recent acquisitions of similar companies made in the marketplace and a review of the financial and market conditions of the underlying company. These selected investments are summarized below:

	January 2,	June 27,
	2004	2003
	(In millions)
Investments (ownership interest)
Terion, Inc. (18.43%)	$21.7	$21.7
AuthenTec, Inc. (19.97%)	15.8	15.8
Teltronics, Inc. (see below)	—	1.3

	$37.5	$38.8

The equity investment in Teltronics, Inc. (“Teltronics”) is Series C Preferred Stock, which is convertible into Teltronics’ common stock. In no case will this Series C Preferred Stock be exercisable for more than 19.9 percent of the total combined voting power of all classes of Teltronics’ capital stock that is entitled to vote. In addition to the equity investments noted above, we also have notes receivable from Terion, Inc. (“Terion”) and Teltronics with carrying values of $6.9 million and $5.0 million, respectively. During the quarter we recognized an impairment charge of $5.0 million related to our interests in Teltronics due to their recent failure to make required payments on their debt and uncertainty as to their ability to make future payments. We will continue to assess the value of these interests, which may result in further impairment charges related to these interests.

Terion is a privately-held wireless data communication and information solution provider for mobile and remote business-to-business applications focusing on the transportation industry. It has sold units to customers such as J.B. Hunt Transport Services, Inc. and XTRA Lease, a division of XTRA Corporation. None of Terion’s revenue is generated from Harris or its affiliates. We have invested technology and cash in Terion since fiscal 1994 and we currently nominate one member of Terion’s six member board of directors. The maximum exposure to future losses we have with our interest in Terion is $28.6 million.

AuthenTec, Inc. (“AuthenTec”) is a privately-held provider of advanced biometric fingerprint sensors to the PC, wireless, PDA, access control and automotive markets. AuthenTec has shipped over one million of its TruePrint® technology-based sensors to several customers in a multitude of countries worldwide. AuthenTec’s revenues generated from Harris or its affiliates have not been material. We have invested technology and cash in AuthenTec since 1998. None of our current employees sit on AuthenTec’s board of directors. The maximum exposure to future losses we have with our interest in AuthenTec is $15.8 million.

Teltronics is a publicly-held company that is traded on the Over-the-Counter Bulletin Board under the symbol “TELT.” Teltronics is a provider of communications solutions with reported revenues of $54.4 million in calendar 2002. Teltronics’ revenues generated from Harris or its affiliates have not been material. On June 30, 2000 we sold certain equipment, inventory and intellectual property rights related to our 20-20® switching technology and associated products from our telecom switch business to Teltronics in exchange for a promissory note, a portion of which was converted to Series C Preferred Stock of Teltronics in March 2002 under a Master Restructuring Agreement. None of our current employees sit on Teltronics’ board of directors. The maximum exposure to future losses we have with our interest in Teltronics is $5.0 million.

We are reviewing whether the requirements of FIN 46R will have a material impact on our financial position, results of operations or cash flows due to our variable interests in these selected investments. Based on our ongoing review, we do not believe that the requirements of FIN 46R will have a material impact on our financial position, results of operations or cash flows.

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

Longer warranty periods are provided on a limited basis including some “lifetime” warranties on some of our small tools sold by the Network Support segment.

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

Changes in our warranty liability, which are included as a component of “Other accrued items” on the Condensed Consolidated Balance Sheet, during the first two quarters of fiscal 2004 are as follows:

(In millions)
Balance as of June 27, 2003	$18.6
Warranty provision for sales made during the two quarters ended January 2, 2004	9.0
Settlements made during the two quarters ended January 2, 2004	(7.0)
Other adjustments to the liability including those for translation during the two quarters ended January 2, 2004	0.1

Balance as of January 2, 2004	$20.7

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

Financial Guarantees:

Guarantees are contingent commitments issued to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper issuances, bond financings and similar transactions. The term of the guarantee is equal to the remaining term of the related debt, which typically ranges from one to three years. The maximum potential amount of future payments we could be required to make under our third-party guarantees at January 2, 2004, is $1.5 million. At January 2, 2004, there are no liabilities with respect to guarantees accrued for in our Condensed Consolidated Balance Sheet. We also hold insurance policies with third parties to mitigate the risk of loss on a portion of these guarantees.

Note I – Net Income Per Share

Average outstanding shares used in the computation of net income per share are as follows:

	Quarter Ended		Two Quarters Ended
	January 2,	December 27,	January 2,	December 27,
	2004	2002	2004	2002
	(In millions)
Basic:
Weighted average shares outstanding	66.5	66.4	66.5	66.4
Contingently issuable shares	(0.2)	(0.2)	(0.2)	(0.2)

	66.3	66.2	66.3	66.2

Diluted:
Weighted average shares outstanding	66.5	66.4	66.5	66.4
Dilutive stock options	0.5	0.1	0.4	0.2
Contingently issuable shares	(0.2)	(0.2)	(0.2)	(0.2)

	66.8	66.3	66.7	66.4

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

The following table illustrates the pro forma effect on net income and earnings per share assuming we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to all previously granted stock-based awards after giving consideration to potential forfeitures. The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model. Reference should be made to “Note 15: Stock Options and Awards” in our Fiscal 2003 Form 10-K for the assumptions used in the Black-Scholes option-pricing model. The estimated fair value of options granted is amortized to expense over their vesting period, which is generally three years.

	Quarter Ended		Two Quarters Ended
	January 2,	December 27,	January 2,	December 27,
	2004	2002	2004	2002
	(In millions, except per share amounts)
Net income, as reported	$33.1	$16.3	$59.1	$36.2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.4)	(1.6)	(2.8)	(3.5)

Pro forma net income	$31.7	$14.7	$56.3	$32.7

Net income per common share, as reported
Basic	$0.50	$0.25	$0.89	$0.55
Diluted	$0.50	$0.25	$0.89	$0.55
Pro forma net income per common share
Basic	$0.48	$0.22	$0.85	$0.49
Diluted	$0.47	$0.22	$0.84	$0.49

Total compensation expense recognized from performance and restricted shares during the quarters ended January 2, 2004 and December 27, 2002 was $1.4 million and $0.0 million, respectively. Total compensation expense recognized from performance and restricted shares during the two quarters ended January 2, 2004 and December 27, 2002 was $2.4 million and $0.2 million, respectively.

Note K – Non-Operating Income (Loss)

The components of non-operating income (loss) are as follows:

	Quarter Ended		Two Quarters Ended
	January 2,	December 27,	January 2,	December 27,
	2004	2002	2004	2002
	(In millions)
Gains from the sale of securities available for sale	$1.3	$5.0	$2.1	$10.1
Write-downs of securities available for sale for other than temporary decreases in market value	—	—	—	(0.7)
Write-down of interest in Teltronics	(5.0)	—	(5.0)	—
Gain on the sale of LiveTV, LLC	—	—	—	18.8
Royalty income (expense)	(2.1)	(0.6)	(2.6)	(1.5)
Expenses and fees associated with marketing and technology projects, selected investments and other items	(0.2)	(1.3)	(0.5)	(7.4)

	$(6.0)	$3.1	$(6.0)	$19.3

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

The accounting policies of our operating segments are the same as those described in the “Significant Accounting Policies” footnote in our Fiscal 2003 Form 10-K. We evaluate each segment’s performance based on its “operating income or loss,” which we define as profit or loss from operations before income taxes excluding interest income and expense, equity income and gains or losses from securities and other investments. In fiscal 2003, intersegment sales were transferred at prices comparable to those provided to unaffiliated customers. In fiscal 2004, intersegment sales were transferred at cost to the buying division and the sourcing division recognizes a normal profit that is eliminated. This change in the intersegment policy resulted in an elimination of intercompany profit, which was $2.0 million in the second quarter of fiscal 2004 and $3.3 million in the two quarters ended January 2, 2004. “Corporate eliminations” on the next page represent the elimination of intersegment sales and their related profits.

Total assets by business segment are summarized below:

	January 2,	June 27,
	2004	2003
	(In millions)
Total Assets
Government Communications Systems	$481.9	$488.2
RF Communications	168.1	173.3
Microwave Communications	377.9	393.8
Network Support	58.5	68.4
Broadcast Communications	338.2	339.7
Headquarters	697.9	616.9

	$2,122.5	$2,080.3

Segment revenue, segment operating income (loss) and a reconciliation of segment operating income (loss) to total income before income taxes follows:

	Quarter Ended		Two Quarters Ended
	January 2,	December 27,	January 2,	December 27,
	2004(2)	2002	2004(2)	2002(3)
	(In millions)
Revenue
Government Communications Systems	$341.5	$272.7	$675.9	$524.7
RF Communications	105.6	75.3	194.8	139.1
Microwave Communications	79.6	75.6	145.2	131.6
Network Support	18.7	12.1	33.8	25.3
Broadcast Communications	66.4	94.2	124.8	162.1
Corporate eliminations	(3.2)	(6.0)	(6.7)	(8.7)

Total Revenue	$608.6	$523.9	$1,167.8	$974.1

Income Before Income Taxes
Segment Operating Income (Loss):
Government Communications Systems	$36.3	$24.5	$68.2	$48.2
RF Communications	29.5	19.1	54.5	33.9
Microwave Communications	(1.6)	(8.2)	(3.8)	(15.5)
Network Support	1.6	(2.5)	3.4	(5.2)
Broadcast Communications	2.6	6.0	3.7	7.9
Headquarters expense	(12.4)	(12.6)	(24.9)	(24.9)
Corporate eliminations	(2.0)	—	(3.3)	—
Non-operating income (loss)(1)	(6.0)	3.1	(6.0)	19.3
Net interest	(4.8)	(4.7)	(9.8)	(8.8)

Total Income Before Income Taxes	$43.2	$24.7	$82.0	$54.9

(1)	“Non-operating income (loss)” includes equity income (loss), royalties and related intellectual property expenses, gains and losses from the sale of securities available for sale, write-downs of securities available for sale and expenses and fees associated with our selected investments and other items. Additional information regarding non-operating income (loss) is set forth in Note K “Non-Operating Income (Loss).”

(2)	Non-operating income (loss) for the quarter and two quarters ended January 2, 2004, includes a $5.0 million pretax write-down of our interest in Teltronics, a $7.5 million pretax loss and a $6.4 million pretax gain, respectively, in two unrelated patent infringement cases.

(3)	Non-operating income (loss) for the two quarters ended December 27, 2002, includes an $18.8 million pretax gain on the sale of our minority interest in our LiveTV, LLC venture.

Note M – Income Taxes

The provision for income taxes as a percentage of pretax income decreased from 34.0 percent in the quarter and two quarters ended December 27, 2002, to 23.4 percent and 27.9 percent in the quarter and two quarters ended January 2, 2004. The decrease in the rate is primarily due to the settlement of a foreign tax audit in the second quarter of fiscal 2004 that resulted in an income tax benefit of $3.3 million. Both fiscal 2004 and fiscal 2003 tax rates were lower than the federal and state statutory rate and benefited from the impact of export sales. The fiscal 2004 rate includes a larger benefit from the use of state, local and foreign income tax loss carryforwards.

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

Except for the historical information contained herein, the discussions in this report contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under “Forward-Looking Statements and Factors that May Affect Future Results.”

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

RESULTS OF OPERATIONS

Comparative Statement of Income

Our comparative statement of income is as follows:

	Quarter Ended			Two Quarters Ended
			%			%
	Jan. 2,	Dec. 27,	Inc./	Jan. 2,	Dec. 27,	Inc./
	2004	2002	(Dec.)	2004	2002	(Dec.)
	(In millions)
Revenue from product sales and services	$608.6	$523.9	16.2%	$1,167.8	$974.1	19.9%

Cost of product sales and services	(449.7)	(388.7)	15.7%	(869.4)	(724.0)	20.1%

Gross margin	158.9	135.2	17.5%	298.4	250.1	19.3%
% of revenue	26.1%	25.8%		25.6%	25.7%

Engineering, selling and administrative expenses	(104.9)	(108.9)	(3.7)%	(200.6)	(205.7)	(2.5)%
% of revenue	17.2%	20.8%		17.2%	21.1%

Non-operating income (loss)	(6.0)	3.1	—	(6.0)	19.3	—
Interest income	1.5	1.9	(21.1)%	2.8	3.5	(20.0)%
Interest expense	(6.3)	(6.6)	(4.5)%	(12.6)	(12.3)	2.4%

Income before income taxes	43.2	24.7	74.9%	82.0	54.9	49.4%
% of revenue	7.1%	4.7%		7.0%	5.6%

Income taxes	(10.1)	(8.4)	20.2%	(22.9)	(18.7)	22.5%

Net income	$33.1	$16.3	103.1%	$59.1	$36.2	63.3%

% of revenue	5.4%	3.1%		5.1%	3.7%

General: Net income and revenue in the second quarter of fiscal 2004 increased 103.1 percent and 16.2 percent, respectively, compared to the prior-year comparable quarter. Net income and revenue in the two quarters ended January 2, 2004, increased 63.3 percent and 19.9 percent, respectively, compared to the prior-year comparable period. The increases for the quarter and two quarters ended January 2, 2004, were primarily as a result of continuing strong organic growth in our government businesses. Although the impact was overshadowed by the strength in our Government Communications Systems and RF Communications segments, the second quarter of fiscal 2004 included a non-operating loss of $6.0 million, compared to $3.1 million of non-operating income in the second quarter of fiscal 2003. For the first two quarters of fiscal 2004 the non-operating loss was again $6.0 million compared to $19.3 million of non-operating income in the first two quarters of fiscal 2003.

Results in the quarter and two quarters ended December 27, 2002 were reduced by $8.3 million related to cost-reduction actions in the company’s Microwave Communications segment.

Our government businesses continue to experience very strong demand across all major customer areas, including the Department of Defense, intelligence agencies and other U.S. government agencies, as well as the defense forces of allied nations worldwide. Long-term, strategic programs to modernize communications infrastructures have resulted in increased demand for our secure communications and information-processing systems and services. Our systems provide capabilities for communications, intelligence gathering, surveillance and reconnaissance that are helping U.S. and allied forces move to a new network-centric platform for warfare and security.

We have made great strides in reducing operating expenses in our three commercial businesses, and each of these businesses had sequential revenue growth in the quarter. And, while not satisfied with the absolute level of sales and operating income in our commercial businesses, we are encouraged by meaningful progress. We will continue to drive cost reductions and revenue creation programs aimed at improving operating performance in the remainder of the year and beyond.

In January, we won an important contract that we believe will significantly raise the visibility of the company’s total communications capabilities. We were awarded a $96 million contract to rebuild and enhance the Iraqi Media Network (“IMN”). IMN will bring modern radio and TV broadcast and newspaper infrastructure and media content to the people of Iraq. Our Government Communications Systems and Broadcast Communications businesses will work together to create a fully integrated, technically advanced media network that will provide a reliable, timely and relevant mass media capability. For this historic project, we have teamed with two media companies in the region that have invaluable experience in the broadcast and newspaper industry. We are uniquely positioned to develop this new network capability, and we believe the project positions us for additional commercial business in the region.

Revenue: Revenue for the second quarter of fiscal 2004 was $608.6 million, an increase of 16.2 percent compared to the second quarter of fiscal 2003. Revenue for the two quarters ended January 2, 2004, was $1,167.8 million, an increase of 19.9 percent compared to the first two quarters of fiscal 2003. The increases in revenue for both the second quarter and first two quarters resulted primarily from increased revenue in the RF Communications, Government Communications Systems, Network Support and Microwave Communications segments, which were partially offset by decreased revenue in the Broadcast Communications segment.

Gross Margin: Gross margin as a percent of revenue was 26.1 percent in the second quarter of fiscal 2004 compared to 25.8 percent in the second quarter of fiscal 2003. The gross margin in our Government Communications Systems segment improved as a result of better program execution, higher performance award fees and a contract resolution. In our RF Communications segment gross margin improved due to manufacturing efficiencies related to increased tactical product sales and program execution especially related to our Bowman Tactical Radio Programme in the United Kingdom. Our Network Support segment’s gross margin benefited from sales of its new EXPTM field technician test product in the second quarter of fiscal 2004. The EXPTM product was introduced in the fourth quarter of fiscal 2003. Gross margin improvement in our studio products and systems sales in the second quarter of fiscal 2004 led to improved gross margins in our Broadcast Communications segment when compared to the prior-year quarter. The gross margin in our Microwave Communications segment was negatively impacted by a higher-cost international product mix and by unfavorable foreign exchange rates in the second quarter of fiscal 2004.

The gross margin as a percent of revenue decreased from 25.7 percent in the first two quarters of fiscal 2003 to 25.6 percent in the first two quarters of fiscal 2004. For the two quarters ended January 2, 2004, improved gross margin as a percent of revenue was realized in our RF Communications, Network Support and Government Communications Systems segments, which was offset by lower gross margins in our Microwave Communications segment. Gross margin as a percentage of revenue in our Broadcast Communications segment was unchanged.

Engineering, Selling and Administrative Expenses: Engineering, selling and administrative expenses decreased $4.0 million and as a percent of revenue decreased from 20.8 percent in the second quarter of fiscal 2003 to 17.2 percent in the second quarter of fiscal 2004. Engineering, selling and administrative expenses decreased $5.1 million to $200.6 million and as a percent of revenue from 21.1 percent in the first two quarters of fiscal 2003 to 17.2 percent in the first two quarters of fiscal 2004. The decrease was primarily due to the impact of cost reduction actions taken in fiscal 2003 at our corporate headquarters as well as separate cost-cutting actions taken in our Broadcast Communications, Microwave Communications and Network Support segments. Since most of the gross expenses incurred at our corporate headquarters are allocated to our operating segments, a large portion of the corporate headquarters cost savings is being recognized in the operating income of our commercial segments rather than in headquarters expense. The decreases in operating expenses in our commercial segments and at corporate headquarters were partially offset by increased engineering, selling and administrative expenses in our Government Communications Systems and RF Communications segments to support significant growth in these businesses and was primarily related to selling and marketing activities. The 16.2 percent and 19.9 percent growth in revenue in the second quarter and first half of fiscal 2004, respectively, when compared to the prior-year periods also contributed to the decrease in engineering, selling and administrative expenses as a percent of revenue.

Non-Operating Income (Loss): Non-operating income (loss) was a $6.0 million loss in the second quarter of fiscal 2004 compared to $3.1 million of income in the second quarter of fiscal 2003. The loss in fiscal 2004 included a $5.0 million pretax write-down of our interest in Teltronics, a $7.5 million pretax loss and a $6.4 million pretax gain, respectively, in two unrelated patent infringement cases. Also, non-operating income (loss) in the second quarter of fiscal 2003 included a $5.0 million gain from the sale of marketable securities available-for-sale compared to a gain of $1.3 million in the second quarter of fiscal 2004.

Non-operating income (loss) was a $6.0 million loss in the first two quarters of fiscal 2004 compared to $19.3 million of income in the first two quarters of fiscal 2003. The loss in the first two quarters of fiscal 2004 included a $5.0 million pretax write-down of our interest in Teltronics, a $7.5 million pretax loss and a $6.4 million pretax gain, respectively, in two unrelated patent infringement cases. Also, non-operating income (loss) in the first two quarters of fiscal 2003 included a $10.1 million gain from the sale of marketable securities available-for-sale compared to a gain of $2.1 million in the comparable period of fiscal 2004. Non-operating income (loss) in the first two quarters of fiscal 2003 also included an $18.8 million gain on the sale of our minority interest in our LiveTV, LLC venture.

Interest Income and Interest Expense: Interest income in the quarter and two quarters ended January 2, 2004, of $1.5 million and $2.8 million, respectively, decreased from interest income in the quarter and two quarters ended December 27, 2002, of $1.9 million and $3.5 million, respectively, primarily due to lower interest rates.

Interest expense decreased from $6.6 million in the second quarter of fiscal 2003 to $6.3 million in the second quarter of fiscal 2004 primarily due to a lower level of short-term debt in our foreign subsidiaries. Interest expense increased from $12.3 million in the first two quarters of fiscal 2003 to $12.6 million in the first two quarters of fiscal 2004 primarily due to interest on our $150 million 3.5% convertible debentures issued on August 26, 2002.

Income Taxes: The provision for income taxes as a percentage of pretax income decreased from 34.0 percent in the quarter and two quarters ended December 27, 2002, to 23.4 percent and 27.9 percent in the quarter and two quarters ended January 2, 2004. The decrease in the rate is primarily due to the settlement of a foreign tax audit in the second quarter of fiscal 2004 that resulted in an income tax benefit of $3.3 million. Both fiscal 2004 and fiscal 2003 tax rates were lower than the federal and state statutory rate and benefited from the impact of export sales. The fiscal 2004 rate includes a larger benefit from the use of state, local and foreign income tax loss carryforwards. We expect that the tax rate will be 32.0 percent for the remainder of fiscal 2004.

Return on Revenue: Our net income as a percentage of revenue was 5.4 percent in the second quarter of fiscal 2004 compared to 3.1 percent in the second quarter of fiscal 2003 and 5.1 percent in the first two quarters of fiscal 2004 compared to 3.7 percent in the first two quarters of fiscal 2003. These increases were primarily due to the reasons previously discussed.

Discussion of Business Segments

Government Communications Systems Segment

	Quarter Ended			Two Quarters Ended
			%			%
	January 2,	December 27,	Inc./	January 2,	December 27,	Inc./
	2004	2002	(Dec.)	2004	2002	(Dec.)
	(In millions)
Revenue from product sales and services	$341.5	$272.7	25.2%	$675.9	$524.7	28.8%
Segment operating income	36.3	24.5	48.2%	68.2	48.2	41.5%
% of revenue	10.6%	9.0%		10.1%	9.2%

Revenue from the Government Communications Systems segment in the second quarter of fiscal 2004 of $341.5 million increased 25.2 percent from the second quarter of fiscal 2003 and operating income of $36.3 million in the second quarter of fiscal 2004 increased 48.2 percent from the second quarter of fiscal 2003. Operating income improved in the second quarter primarily as a result of better program execution, higher performance award fees and a contract resolution. Revenue for the two quarters ended January 2, 2004, was $675.9 million, an increase of 28.8 percent compared to the first two quarters of fiscal 2003. Operating income of $68.2 million for the two quarters ended January 2, 2004, increased 41.5 percent from the first two quarters of fiscal 2003.

Revenue was driven by double-digit growth in each of the segment’s key markets. The segment is responding to the U.S. government’s growing requirements for improved communications infrastructure, intelligence gathering and information processing. The segment’s classified business remained very strong in the quarter and other major platform programs continued to ramp up, including the FAA Telecommunications Infrastructure, the Joint Strike Fighter, Space Based Radar, and the U.S. Census Bureau database program.

During the quarter, the segment won a 30-month, $85 million contract to develop four prototypes for the next-generation Advanced Extremely High Frequency Multi-band Terminals for the U.S. Navy. The satellite terminals will be installed on ship, shore and submarine platforms. Should we win the competition for the production contract, scheduled to be awarded in June 2006 and includes up to 300 terminal systems, the value could exceed $1.4 billion by 2014. Also during the quarter, we won a two-year, $24 million follow-on defense communications contract for production of Multi-functional Information Distribution System Low Volume Terminals. These terminals will provide U.S. military forces with secure, jam-resistant, voice and data transmission capabilities.

In December, this segment achieved a major milestone in the FAA Telecommunications Infrastructure (FTI) program. The FAA approved, ahead of schedule, deployment of the new FTI system to the first 27 sites. The 15-year, potential $3.5 billion program is designed to improve telecommunications and operations functions at more than 5,000 FAA facilities nationwide. This segment won the program in July 2002.

RF Communications Segment

	Quarter Ended			Two Quarters Ended
			%			%
	January 2,	December 27,	Inc./	January 2,	December 27,	Inc./
	2004	2002	(Dec.)	2004	2002	(Dec.)
	(In millions)
Revenue from product sales and services	$105.6	$75.3	40.2%	$194.8	$139.1	40.0%
Segment operating income	29.5	19.1	54.5%	54.5	33.9	60.8%
% of revenue	27.9%	25.4%		28.0%	24.4%

Revenue from the RF Communications segment increased 40.2 percent in the second quarter of fiscal 2004 when compared to the second quarter of fiscal 2003 and operating income of $29.5 million in the second quarter of fiscal 2004 increased 54.5 percent from the second quarter of fiscal 2003. Revenue for the two quarters ended January 2, 2004, was $194.8 million, an increase of 40.0 percent compared to the first two quarters of fiscal 2003. Operating income of $54.5 million for the two quarters ended January 2, 2004, increased 60.8 percent from the first two quarters of fiscal 2003. Operating income improved due to manufacturing efficiencies related to increased tactical product sales and program execution, especially related to our Bowman Tactical Radio Programme in the United Kingdom.

Strong sales continued for Harris’ Falcon® II tactical radios. This segment is successfully addressing heightened requirements for communications superiority by U.S. and allied military forces. Increased participation by coalition forces and troop rotations in Iraq and Afghanistan has amplified operator experience on, and preference for, our radios.

The U.K. Bowman Tactical Radio Programme and the U.S. Joint Tactical Radio System – two long-term, next-generation programs – provide solid support for future growth in the segment. International orders during the quarter included radios for defense forces in Armenia, Saudi Arabia, the Philippines, Norway, and the United Kingdom.

During the quarter, Harris received a $9.3 million follow-on order, as part of a $39 million contract, for HF strategic radio systems for the U.S. Navy. We are a premier supplier of shipboard HF radios and since 1992 have been awarded contracts valued at more than $180 million for Navy HF radio systems. Aso, during the quarter, the segment was awarded a $9.6 million contract to provide its Presidio encryption modules for communications security devices, which protect classified and sensitive digital data transmissions for the U.S. Government. Increasing market demand for data encryption is the result of the U.S. military’s expanding use of data in mission analysis and execution. Last year, our Sierra™ Encryption Module was selected for Cluster 1 of the U.S. Joint Tactical Radio System program.

Microwave Communications Segment

	Quarter Ended			Two Quarters Ended
			%			%
	January 2,	December 27,	Inc./	January 2,	December 27,	Inc./
	2004	2002	(Dec.)	2004	2002	(Dec.)
	(In millions)
Revenue from product sales and services	$79.6	$75.6	5.3%	$145.2	$131.6	10.3%
Segment operating income (loss)	(1.6)	(8.2)	(80.5)%	(3.8)	(15.5)	(75.5)%
% of revenue	(2.0)%	(10.8)%		(2.6)%	(11.8)%

Revenue from the Microwave Communications segment increased 5.3 percent in the second quarter of fiscal 2004 when compared to the second quarter of fiscal 2003. This segment had an operating loss of $1.6 million in the second quarter of fiscal 2004 compared to an operating loss of $8.2 million in the second quarter of fiscal 2003. Cost reductions have reduced operating expenses in the segment. However, in the second quarter of fiscal 2004 the gross margin in this segment was negatively impacted by international product mix and pricing and by unfavorable foreign exchange rates. Revenue for the two quarters ended January 2, 2004, was $145.2 million, an increase of 10.3 percent compared to the first two quarters of fiscal 2003. This segment had an operating loss of $3.8 million for the two quarters ended January 2, 2004, compared to an operating loss of $15.5 million in the first two quarters of fiscal 2003. Results in the second quarter of fiscal 2003 and the two quarters ended December 27, 2002, included $8.3 million of expenses related to cost-reduction actions.

Demand for this segment’s microwave radios in North America continues to be strong. Mobile network providers are continuing to expand capacity, reduce dependence on leased lines, and expand their footprint. Private network sales also increased for industrial, government, utility and transportation applications.

During the second quarter, this segment booked a $12 million order from MTN Nigeria Communications to provide MegaStar® radios for the cellular operator’s high-capacity backhaul GSM network. Following the close of the second quarter, we booked an additional $12 million order from MTN Nigeria. MTN Nigeria, a new customer for us, is part of the MTN Group, Africa’s leading mobil telephony company with more than five million subscribers.

Also, following the close of the quarter, we announced one of the first orders for this segment's new TRuepoint™ microwave radio system. Lannet Communications, a leading telecommunications services provider in Greece, will use the new microwave technology for the backbone of its new multi-service network. TRuepoint™ is our first microwave radio system that features programmable radio design, supporting a wide range of frequencies and capacities.

Network Support Segment

	Quarter Ended			Two Quarters Ended
			%			%
	January 2,	December 27,	Inc./	January 2,	December 27,	Inc./
	2004	2002	(Dec.)	2004	2002	(Dec.)
	(In millions)
Revenue from product sales and services	$18.7	$12.1	54.5%	$33.8	$25.3	33.6%
Segment operating income (loss)	1.6	(2.5)	—	3.4	(5.2)	—
% of revenue	8.6%	(20.7)%		10.1%	(20.6)%

Revenue from the Network Support segment increased 54.5 percent in the second quarter of fiscal 2004 when compared to the second quarter of fiscal 2003. This segment had operating income of $1.6 million in the second quarter of fiscal 2004 compared to an operating loss of $2.5 million in the second quarter of fiscal 2003. This segment’s operating income benefited from extensive cost-reduction actions implemented over the past two years as well as higher sales of its new EXP™ field technician test product. Revenue for the two quarters ended January 2, 2004, was $33.8 million, an increase of 33.6 percent compared to the first two quarters of fiscal 2003. This segment had operating income of $3.4 million for the two quarters ended January 2, 2004, compared to an operating loss of $5.2 million in the first two quarters of fiscal 2003.

During the quarter MTC-Vodafone, the first mobile telecommunications provider in Kuwait, selected this segment as the prime contractor for its new multi-million-dollar Integrated Network Management System project. The project is being developed around our NetBoss™ network management system.

Broadcast Communications Segment

	Quarter Ended			Two Quarters Ended
			%			%
	January 2,	December 27,	Inc./	January 2,	December 27,	Inc./
	2004	2002	(Dec.)	2004	2002	(Dec.)
	(In millions)
Revenue from product sales and services	$66.4	$94.2	(29.5%)	$124.8	$162.1	(23.0%)
Segment operating income	2.6	6.0	(56.7%)	3.7	7.9	(53.2%)
% of revenue	3.9%	6.4%		3.0%	4.9%

Revenue from the Broadcast Communications segment decreased 29.5 percent in the second quarter of fiscal 2004 when compared to the second quarter of fiscal 2003. Operating income in the second quarter of fiscal 2004 was $2.6 million, compared to $6.0 million in the second quarter of fiscal 2003. Lower revenue and income in the quarter resulted primarily from the decline in sales of digital equipment and the comparison to a strong prior-year quarter, which benefited from a large order to construct radio broadcast infrastructure for S.N. Radiocomunicatii in Romania. The negative impact from the reduced sales volume in the quarter was partially offset by the impact of cost reduction actions taken in fiscal 2003 and higher gross margins that resulted from gross margin improvements in our studio products and systems sales. Revenue for the two quarters ended January 2, 2004, was $124.8 million, a decrease of 23.0 percent compared to the first two quarters of fiscal 2003. Operating income of $3.7 million for the two quarters ended January 2, 2004, decreased 53.2 percent from the first two quarters of fiscal 2003.

During the second quarter of fiscal 2004, this segment received four new orders for full-power upgrades on digital TV equipment, including orders from Tribune Broadcasting, Hearst-Argyle Broadcasting and Quincy Newspapers, Inc. In addition, sales increased for studio products and systems, an area that had been heavily impacted by the economic downturn in the broadcast industry. This segment also received additional orders for digital radio transmission equipment in the second quarter of fiscal 2004. We were further encouraged by the launch of several digital radio receivers at the recent Consumer Electronics Show.

In international markets, our radio transmitters and related equipment were selected for the Broadcasting Board of Governors (BBG) Radio SAWA, Radio Free Iraq, and Voice of America broadcast services. Our broadcast equipment also will be used to modernize the Iraqi Media Network, as discussed above.

LIQUIDITY AND FINANCIAL POSITION

Cash Flows

Net cash provided by operating activities: Net cash provided by operating activities was $127.4 million for the first two quarters of fiscal 2004 compared to $63.5 million for the first two quarters of fiscal 2003. Net cash provided by operating activities improved in each of our segments, which all experienced positive net cash from operating activities during the first two quarters of fiscal 2004. The improvement was led by our RF Communications and Government Communications Systems segments, and was primarily due to increased profitability and strong program execution that resulted in a decrease in unbilled costs and accrued earnings on fixed price contracts. The net cash provided from operating activities in our Microwave Communications segment was the result of the reduction in the segment’s operating loss as well as increased collections of accounts and notes receivable from customers. The improved cash flows in our Broadcast Communications segment was primarily due to increased collections of advance payments from customers. The Network Support segment experienced higher net cash provided by operating activities as a result of improved profitability and advance payments collected from customers.

Net cash used in investing activities: Net cash used in investing activities was $25.8 million for the first two quarters of fiscal 2004 compared to $0.5 million for the first two quarters of fiscal 2003. Cash used in investing activities in the first two quarters of fiscal 2004 included $3.1 million in proceeds from the sale of securities available-for-sale. Cash used in investing activities in the first two quarters of fiscal 2003 included the receipt of proceeds from the sale of securities available-for-sale of $12.4 million and $19.0 million in proceeds from the sale of our minority interest in our LiveTV, LLC venture.

Additions of plant and equipment in the first two quarters of fiscal 2004 were $28.9 million compared to $29.6 million in the first two quarters of fiscal 2003. The expenditures are primarily due to additions made in our Government Communications Systems segment related to the FTI program’s network operating center and the expansion of facilities in 2003. Total additions of plant and equipment in fiscal 2004 are expected to be in the $75 million to $80 million range.

Net cash provided by (used in) financing activities: Net cash used in financing activities was $49.6 million for the first two quarters of fiscal 2004 compared to cash provided by financing activities of $89.9 million for the first two quarters of fiscal 2003. The decrease is attributable to the receipt of $146.3 million in net proceeds from the private placement of $150 million of our 3.5% Convertible Debentures due 2022 during the first quarter of fiscal 2003, which was offset by the repayment during the first quarter of fiscal 2003 of our $30.5 million 6.38% notes due 2002. Also, short-term debt was reduced by $23.6 million during the first two quarters of fiscal 2004.

In fiscal 2000, our Board of Directors approved a share repurchase program, which authorizes us to repurchase up to 15 million shares of our common stock periodically in the open market, in negotiated or block transactions or pursuant to tender offers. During the first two quarters of fiscal 2004, we repurchased 500,000 shares of our common stock at an average price per share of $38.22. During the first two quarters of fiscal 2003, we repurchased 100,000 shares of our common stock at an average price per share of $24.40. An authorization to repurchase an additional 1.0 million shares under this repurchase program still exists. We currently expect that we will repurchase shares of our common stock to offset the dilutive effect of shares issued under our stock incentive plans. Additionally, if warranted by market conditions, we will consider accelerating our purchases. Additional information regarding repurchases made during our second quarter of fiscal 2004 is set forth below under Part II, Item 2, “Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.”

Capital Structure and Resources

We have a committed Revolving Credit Agreement that provides for unsecured borrowings of up to $300 million. The facility expires in October 2007. Each bank’s obligation to make loans to us under this credit facility is subject to, among other things, our compliance with various representations, warranties and covenants. Interest rates on borrowings under this credit facility and related fees are determined by a pricing matrix based upon our long-term debt rating assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. The availability of borrowing under this credit facility is not contingent upon our debt rating. We are not required to maintain compensating balances in connection with this agreement. Availability of borrowings under this new revolving credit facility enables us to issue commercial paper. The financial covenants contained in this credit facility include, among others, maintenance of consolidated tangible net worth of not less than $805.7 million (which amount is subject to adjustment), maintenance of a total debt to adjusted earnings before interest, taxes, depreciation and amortization ratio of not more than 3.0 to 1 and maintenance of an adjusted earnings before interest, taxes, depreciation and amortization to interest charges ratio of not less than 3.0 to 1. This credit facility also includes negative covenants (i) limiting the creation of liens or other encumbrances, (ii) limiting certain sale and leaseback transactions, and (iii) limiting certain sales or other dispositions of assets other than in the ordinary course of business. In addition, this facility includes certain provisions for acceleration of maturity in the case of a (a) “cross default” with other indebtedness in an amount in excess of $50 million, (b) final uninsured judgment in excess of $50 million which remains unpaid or discharged, or (c) change of control, including if a person or group of persons acquires more than 25 percent of our voting stock.

During the first quarter of fiscal 2004, we filed a “universal” shelf registration statement with the SEC related to the potential future issuance of up to $500 million of securities including debt securities, preferred stock, common stock, fractional interests in preferred stock represented by depositary shares and warrants to purchase debt securities, preferred stock or common stock. This universal shelf registration statement was declared effective by the SEC during the first quarter and replaces our prior $500 million debt shelf registration.

In addition to the $150 million of 3.5% Convertible Debentures due 2022, we also have outstanding unsecured long-term debt of $250 million. The earliest scheduled maturity of any long-term debt is 2007.

Our debt is currently rated “BBB” by Standard and Poor’s Rating Group and “Baa2” by Moody’s Investors Service. We expect to maintain operating ratios, fixed-charge coverage ratios and balance sheet ratios sufficient for retention of these debt ratings. There are no assurances that our credit ratings will not be reduced in the future. If our credit rating is lowered below “investment grade,” then we may not be able to issue short-term commercial paper, but would instead need to borrow under our other credit facilities or pursue other alternatives. As of January 2, 2004, we had no commercial paper outstanding.

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

Comparative Financial Position

Our comparative financial position is as follows:

	As of	As of	Percent
	January 2,	June 27,	Increase/
	2004	2003	(Decrease)
	(In millions, except per
	share amounts)
Cash and cash equivalents	$493.9	$442.6	11.6%
Other current assets	907.0	915.1	(0.9)%
Current liabilities	(497.5)	(495.5)	0.4%

Working capital	$903.4	$862.2	4.8%

Goodwill	$236.8	$228.1	3.8%
Non-current deferred income tax asset	$15.4	$20.4	(24.5)%

Long-term debt	$401.4	$401.6	—

Total shareholders’ equity	$1,223.6	$1,183.2	3.4%

Book value per share	$18.46	$17.82	3.6%

Cash and cash equivalents: Cash increased $51.3 million in the first two quarters of fiscal 2004 primarily due to cash provided by operating activities of $127.4 million as noted above. These increases were partially offset by $28.9 million in additions of plant and equipment, $19.1 million to repurchase common stock and $13.3 million in cash dividends paid.

Working capital: Working capital increase 4.8 percent from $862.2 million as of June 27, 2003 to $903.4 million as of January 2,

2004. The $41.2 million increase was primarily due to increases in cash and cash equivalents as discussed above.

Goodwill: Goodwill increased from $228.1 million as of June 27, 2003 to $236.8 million as of January 2, 2004, due to a reclassification between identifiable intangible assets and goodwill and changes in foreign exchange rates.

Non-current deferred income taxes: The asset related to non-current deferred income taxes was $20.4 million as of June 27, 2003, compared to $15.4 million as of January 2, 2004. The decrease in the non-current deferred income tax asset was related to our use of state, local and foreign income tax loss carryforwards.

Off-Balance Sheet Arrangements and Contractual Obligations

We have contractual cash obligations to repay debt and to make payments under operating leases. We also have commitments related to contingent liabilities on outstanding letters of credit and surety bonds that are used to guarantee bids, down payments and performance and financial assurances. Guarantees are contingent commitments issued to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper issuances, bond financings and similar transactions. The term of the guarantee is equal to the remaining term of the related debt, which typically ranges from one to three years. The maximum potential amount of future payments we could be required to make under our third-party guarantees at January 2, 2004, is $1.5 million. At January 2, 2004, there are no guarantees accrued for as liabilities in our Condensed Consolidated Balance Sheet. We also hold insurance policies with third parties to mitigate the risk of loss on a portion of these guarantees.

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

OUTLOOK

We have increased our earnings guidance for fiscal 2004 as a result of strong growth in our government businesses. That growth is now expected to continue in the third and fourth quarters of the year. Current earnings guidance for fiscal 2004 is a range of $1.85 to $1.95 per share. Previous earnings guidance was $1.50 to $1.65 per share.

Both our Government Communications Systems and RF Communications segments continue to deliver stronger than expected performance as a result of our participation in a number of ongoing programs involving advanced communication systems and tactical radios. In addition, the positive impact from previous expense-reduction actions taken in our commercial segments have put these businesses in a strong position for margin improvement and increased operating income as the economy shows consistent improvement and the commercial markets rebound.

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

•	uncertain economic conditions, which make it difficult to estimate growth in our markets and, as a result, future income and expenditures;

•	the severe telecommunications slow-down, which has had and may continue to have a negative effect on our telecom businesses;

•	our dependence on the U.S. Government for a significant portion of our revenue, as the loss of this relationship or a shift in U.S. Government funding could have adverse consequences on our future business;

•	financial and government and regulatory risks relating to international sales and operations, including fluctuations in foreign currency exchange rates and the effectiveness of our currency hedging program, and in certain regions, such as the Middle East, risks of instability, violence and armed conflict;

•	the fair values of our portfolio of passive investments, which values are subject to significant price volatility or erosion;

•	our ability to continue to develop new products that achieve market acceptance;

•	the consequences of future geo-political events, which may affect adversely the markets in which we operate, our ability to insure against risks, our operations or our profitability;

•	strategic acquisitions and the risks and uncertainties related thereto, including our ability to manage and integrate acquired businesses;

•	potential changes in U.S. Government or customer priorities due to program reviews or revisions to strategic objectives, including termination of or potential failure to fund U.S. Government contracts;

•	risks inherent in large long-term fixed price contracts, particularly the risk that we may not be able to contain cost overruns;

•	the performance of critical subcontractors or suppliers;

•	potential claims that we are infringing the intellectual property rights of third parties;

•	the successful resolution of patent infringement claims and the ultimate outcome of other contingencies, litigation and legal matters;

•	customer demand for financing and customer credit risk;

•	cost reductions, which may not yield the benefits we expect and could have adverse effects on our future business;

•	the impact of competitive products and pricing;

•	risks inherent in developing new technologies;

•	the ability to recruit and retain qualified personnel; and

•	general economic conditions in the markets in which we operate.

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

Foreign Exchange and Currency: We use foreign exchange contracts and options to hedge both balance sheet and off-balance sheet foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers and intercompany loans. We believe the use of foreign currency financial instruments should reduce the risks that arise from doing business in international markets. At January 2, 2004, we had open foreign exchange contracts with a notional amount of $96.5 million, of which $40.8 million were classified as cash flow hedges and $55.7 million were classified as fair value hedges. This compares to total foreign exchange contracts with a notional amount of $95.7 million as of June 27, 2003, of which $18.1 million were classified as cash flow hedges and $77.6 million were classified as fair value hedges. At January 2, 2004, contract expiration dates range from less than one month to 24 months with a weighted average contract life of 0.4 years.

More specifically, the foreign exchange contracts classified as cash flow hedges are primarily being used to hedge currency exposures from cash flows anticipated from the United Kingdom Bowman Programme in our RF Communications segment. This contract for our tactical radio products was awarded in the second quarter of fiscal 2002. Under the contract, the customer pays in Pounds Sterling (“GBP”). We also have payments to local suppliers required to be made in GBP on this program. We have hedged the forecasted net cash flows related to sales and vendor payments denominated in GBP to maintain our anticipated profit margin on the program. As of January 2, 2004, we estimate that a pretax loss of $2.6 million would be reclassified into earnings from comprehensive income within the next 24 months related to the Bowman program transactions and an additional $0.5 million pretax loss would be reclassified into earnings from comprehensive income from the other transactions we are hedging with cash flow hedges. The net gain or loss included in our earnings for the first two quarters of fiscal 2004 and 2003 representing the amount of fair value and cash flow hedges’ ineffectiveness was not material. No amounts were recognized in our earnings for the first two quarters of fiscal 2004 and 2003 related to the component of the derivatives instruments’ gain or loss excluded from the assessment of hedge effectiveness. In addition, no amounts were recognized in our earnings for the first two quarters of fiscal 2004 and 2003 related to hedged firm commitments that no longer qualify as fair value hedges. No material reclassification of gains and losses into earnings from comprehensive income is expected to result from transactions or events related to commitments to customers or suppliers within the next twelve months. All of these derivatives were recorded at their fair value on the balance sheet in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”).

Factors that could impact the effectiveness of our hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for our foreign currency derivatives held at January 2, 2004, would have an impact of approximately $9.6 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.

Marketable Securities: We also currently have a portfolio of marketable equity securities available-for-sale. These investments result from the retained interest in sold or spun-off businesses and the investment into start-up companies that have technology or products that are of interest to us. The fair market value of these securities at January 2, 2004, was $21.6 million, compared to $23.1 million at June 27, 2003. This decrease was primarily due to the sale of some of these investments in the first two quarters of fiscal 2004. The corresponding unrealized gain is included as a component of shareholders’ equity. These investments historically have had higher volatility than most market indices. A 10 percent adverse change in the quoted market price of marketable equity securities would have an impact of approximately $2.2 million on the fair market value of these securities.

Interest Rates: We utilize a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage our exposures to changes in interest rates. We do not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2004, although there can be no assurances that interest rates will not change significantly.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures: As of the end of the fiscal quarter ended January 2, 2004, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are adequate and effective and provide reasonable assurance that such disclosure controls and procedures are effective in providing them with timely material information relating to the company and its subsidiaries required to be included in our periodic filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is properly recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls: There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended January 2, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We previously filed a patent infringement claim against Ericsson, Inc. in the United States Federal District Court for the Northern District of Texas. On October 29, 2002, a jury rendered a verdict in our favor against Ericsson, Inc. The jury awarded us approximately $61 million in compensatory damages and found that Ericsson’s conduct was “willful.” Following the rendering of such verdict, we filed a motion to enhance the damages based upon the finding of willfulness and Ericsson filed motions (i) to decrease the damage award, (ii) to order a new trial, and (iii) for non-infringement and invalidity of the patent notwithstanding the jury’s verdict. On July 17, 2003, the Court issued a ruling on these motions denying Ericsson’s motions for non-infringement and invalidity of the patent, but did rule that unless we agreed to a lowered damage award of $43 million in compensatory damages within 30 days, it was granting Ericsson’s motion for a new trial on the issue of damages. We agreed to the lowered damages and thus, a judgment was entered for us in the amount of $43 million plus $1 million for enhanced damages and $1 million for attorneys’ fees, as well as pre-judgment interest, which we currently estimate to be approximately $8 million. During the second quarter of fiscal 2004, Ericsson appealed the judgment of the District Court. We have filed a notice of cross appeal.

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities*

The following table sets forth information with respect to repurchases by us of common stock during the quarter ended January 2, 2004:

			Total number of	Maximum number of
			shares purchased as	shares that may yet
			part of publicly	be purchased under
	Total number of	Average price paid	announced plan or	the plans or
Fiscal Month	shares purchased	per share	program	programs
September 27, 2003 - October 24, 2003	—	—	—	1,524,400
October 25, 2003 – November 28, 2003	307,300	$37.72	307,300	1,217,100
November 29, 2003 – January 2, 2004	192,700	$39.03	192,700	1,024,400
Total	500,000	$38.22	500,000	1,024,400

* On October 22, 1999, we announced that our Board of Directors approved a share repurchase program which authorizes us to repurchase up to 15 million shares through open-market transactions, in negotiated block transactions or pursuant to tender offers. Pursuant to the terms of this program, which does not have an expiration date, on January 2, 2004, we still have authority to repurchase an additional 1,024,400 shares. All repurchases made in the quarter ended January 2, 2004, were made in open-market transactions.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

At our Annual Meeting of Shareholders held on October 24, 2003, the following proposals were adopted by the margins indicated.

1.	To elect three nominees to the Board of Directors for a three-year term expiring in 2005:

Nominee	Number of Shares
	For	Withheld
Joseph L. Dionne	59,133,624	655,537
David B. Rickard	59,476,365	312,796
Gregory T. Swienton	59,137,860	651,301

The term of Ralph D. DeNunzio expired immediately prior to the Annual Meeting and, in accordance with our policy on mandatory retirement of directors at age 72, Mr. DeNunzio did not stand for re-election. The terms of the following directors also continued after the Annual Meeting:

•	Thomas A. Dattilo

•	Lewis Hay III

•	Karen Katen

•	Stephen P. Kaufman

•	Howard L. Lance

•	Dr. James C. Stoffel

2.	To ratify the Audit Committee’s appointment of Ernst & Young LLP as the independent auditors for the fiscal year ending July 2, 2004:

For	58,665,579
Against	1,041,458
Abstain	82,124

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

(3)	(a) Restated Certificate of Incorporation of Harris Corporation (1995), incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report of Form 10-Q for the fiscal quarter ended March 31, 1996.

(b) By-Laws of Harris Corporation as in effect December 3, 1999, incorporated herein by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 1999.

(c) Amendment to By-Laws of Harris Corporation adopted on June 23, 2000, incorporated herein by reference to Exhibit (3)(iii) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

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

(10)	(a) Amendment Number Two to the Harris Corporation Retirement Plan, dated November 10, 2003.*

(b) Amendment Number Three to the Harris Corporation Retirement Plan, dated December 5, 2003.*

(c) Amended and Restated Master Trust Agreement and Declaration of Trust, made as of December 2, 2003, by and between Harris Corporation and The Northern Trust Company.*

(d) Master Rabbi Trust Agreement, amended and restated as of December 2, 2003, by and between Harris Corporation and The Northern Trust Company.*

(12)	Computation of Ratio of Earnings to Fixed Charges.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

(99.1)	Forward-Looking Statements and Factors that May Affect Future Results.

*	Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K:

(i)	Harris Corporation submitted to the Commission a Current Report on Form 8-K on September 29, 2003, relating to Harris Corporation’s announcement of a preliminary earnings estimate for its first fiscal quarter of fiscal 2004, which ended September 26, 2003. This Form 8-K was furnished pursuant to Item 12 “Results of Operations and Financial Condition” of Form 8-K and not filed.

(ii)	Harris Corporation submitted to the Commission a Current Report on Form 8-K on October 21, 2003, relating to Harris Corporation’s announcement of earnings and financial results for its fiscal quarter ended September 26, 2003. This Form 8-K was furnished pursuant to Item 12 “Results of Operations and Financial Condition” of Form 8-K and not filed.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS CORPORATION (Registrant)

Date: January 28, 2004	By: /s/ Bryan R. Roub

Bryan R. Roub Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No.
Under Reg.
S-K, Item 601	Description
(3)	(a) Restated Certificate of Incorporation of Harris Corporation (1995), incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report of Form 10-Q for the fiscal quarter ended March 31, 1996.

(b) By-Laws of Harris Corporation as in effect December 3, 1999, incorporated herein by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 1999.

(c) Amendment to By-Laws of Harris Corporation adopted on June 23, 2000, incorporated herein by reference to Exhibit (3)(iii) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

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

(10)	(a) Amendment Number Two to the Harris Corporation Retirement Plan, dated November 10, 2003.*

(b) Amendment Number Three to the Harris Corporation Retirement Plan, dated December 5, 2003.*

(c) Amended and Restated Master Trust Agreement and Declaration of Trust, made as of December 2, 2003, by and between Harris Corporation and The Northern Trust Company.*

(d) Master Rabbi Trust Agreement, amended and restated as of December 2, 2003, by and between Harris Corporation and The Northern Trust Company.*

(12)	Computation of Ratio of Earnings to Fixed Charges.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

(99.1)	Forward-Looking Statements and Factors that May Affect Future Results.

*	Management contract or compensatory plan or arrangement.