Form 10-Q
period 2004-04-02
HARRIS CORP /DE/
filed 2004-04-28
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2004
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   ☒   No ☐

The number of shares outstanding of the registrant’s common stock as of April 23, 2004 was 66,544,868 shares.

HARRIS CORPORATION

FORM 10-Q

For the Quarter Ended April 2, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The following information for the quarter and three quarters ended April 2, 2004 and March 28, 2003 and at April 2, 2004, has not been audited by independent accountants, but in the opinion of management reflects all adjustments (consisting only of normal, recurring items) necessary for a fair presentation of the results for the indicated periods. The balance sheet at June 27, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the quarter and three quarters ended April 2, 2004, are not necessarily indicative of the results for the full fiscal year.

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(unaudited)

	Quarter Ended		Three Quarters Ended
	April 2,	March 28,	April 2,	March 28,
	2004	2003	2004	2003
	(In millions, except per share amounts)
Revenue from product sales and services	$664.2	$538.9	$1,832.0	$1,513.0

Cost of product sales and services	(498.7)	(404.9)	(1,368.1)	(1,128.9)
Engineering, selling and administrative expenses	(107.6)	(97.6)	(308.2)	(303.3)
Non-operating income (loss)	(1.4)	2.8	(7.4)	22.1
Interest income	1.6	1.5	4.4	5.0
Interest expense	(5.9)	(6.5)	(18.5)	(18.8)

Income before income taxes	52.2	34.2	134.2	89.1
Income taxes	(16.7)	(11.6)	(39.6)	(30.3)

Net income	$35.5	$22.6	$94.6	$58.8

Net income per common share
Basic	$.54	$.34	$1.43	$.89
Diluted	$.53	$.34	$1.42	$.89

Cash dividends paid per common share	$.10	$.08	$.30	$.24

Average basic shares outstanding	66.2	66.2	66.2	66.2
Average diluted shares outstanding	67.1	66.4	66.8	66.4

See Notes to Condensed Consolidated Financial Statements

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)

	April 2,	June 27,
	2004	2003
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$534.9	$442.6
Marketable securities	18.5	23.1
Receivables	443.2	420.0
Unbilled costs and accrued earnings on fixed-price contracts	125.4	164.8
Inventories	244.4	213.9
Current deferred income taxes	103.9	88.1
Income taxes receivable	—	5.2

Total current assets	1,470.3	1,357.7

Other Assets
Plant and equipment	289.3	289.2
Goodwill	238.2	228.1
Non-current notes receivable	19.3	28.2
Non-current deferred income taxes	26.1	20.4
Other assets	152.4	156.7

	725.3	722.6

	$2,195.6	$2,080.3

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$7.0	$31.2
Accounts payable	117.0	114.0
Compensation and benefits	141.2	138.5
Other accrued items	132.8	104.6
Advance payments and unearned income	133.3	106.4
Income taxes payable	8.1	—
Current portion of long-term debt	0.8	0.8

Total current liabilities	540.2	495.5

Other Liabilities
Long-term debt	401.4	401.6

Shareholders’ Equity
Preferred Stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common Stock, $1.00 par value; 250,000,000 shares authorized; issued and outstanding 66,415,393 shares at April 2, 2004 and 66,391,032 shares at June 27, 2003	66.4	66.4
Other capital	252.3	229.7
Retained earnings	946.3	905.3
Unearned compensation	(4.4)	(5.2)
Accumulated other comprehensive income (loss)	(6.6)	(13.0)

Total shareholders’ equity	1,254.0	1,183.2

	$2,195.6	$2,080.3

See Notes to Condensed Consolidated Financial Statements

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three Quarters Ended
	April 2,	March 28,
	2004	2003
	(In millions)
Operating Activities
Net income	$94.6	$58.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40.4	40.8
Non-current deferred income tax	(5.7)	5.3
Gain on the sale of securities available-for-sale	(2.5)	(15.7)
Gain on the sale of LiveTV, LLC	—	(18.8)
(Increase) decrease in:
Accounts and notes receivable	(14.3)	(1.1)
Unbilled costs and inventories	8.8	(18.4)
Increase (decrease) in:
Accounts payable and accrued expenses	34.0	14.7
Advance payments and unearned income	26.8	27.3
Income taxes	(0.9)	2.0
Other	6.1	5.9

Net cash provided by operating activities	187.3	100.8

Investing Activities
Additions of plant and equipment	(43.4)	(47.6)
Cash paid for selected investments	(1.3)	(4.4)
Proceeds from the sale of securities available-for-sale	7.4	19.3
Proceeds from the sale of LiveTV, LLC	—	19.0

Net cash used in investing activities	(37.3)	(13.7)

Financing Activities
Increase (decrease) in debt, net	(25.8)	102.5
Proceeds from sale of common stock	29.7	1.7
Repurchase of common stock	(43.2)	(2.9)
Cash dividends	(19.9)	(15.9)

Net cash provided by (used in) financing activities	(59.2)	85.4

Effect of exchange rate changes on cash and cash equivalents	1.5	(2.2)

Net increase in cash and cash equivalents	92.3	170.3

Cash and cash equivalents at the beginning of the year	442.6	226.2

Cash and cash equivalents at the end of the quarter	$534.9	$396.5

See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 2, 2004

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Harris Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and changes in cash flows in conformity with accounting principles generally accepted in the United States. In the opinion of management, such financial statements reflect all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the quarter and three quarters ended April 2, 2004, are not necessarily indicative of the results that may be expected for the full fiscal year. For further information refer to the Consolidated Financial Statements and related Notes to Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2003 (“Fiscal 2003 Form 10-K”). Certain reclassifications have been made to prior year amounts to conform to the current period presentation.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note B – Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation Number 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” provides guidance for identifying a controlling interest in a variable interest entity (“VIE”) established by means other than voting interests. FIN 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN 46 and issued Interpretation Number 46R, “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51” (“FIN 46R”). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN 46R is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. We adopted FIN 46R beginning in the third quarter of fiscal 2004 and it did not have a material impact on our financial position, results of operations or cash flows.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“Statement 149”). Statement 149 amends and clarifies the definition of a derivative, expands the nature of exemptions from Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”), clarifies the application of hedge accounting when using certain instruments, clarifies the application of Statement 133 to embedded derivatives and modifies the cash flow presentation of derivative instruments containing financing elements. Statement 149 is effective for contracts entered into or modified after June 30, 2003. We adopted Statement 149 beginning in the first quarter of fiscal 2004 and it did not have a material impact on our financial position, results of operations or cash flows.

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

In December 2003, the FASB revised Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“Revised Statement 132”). Revised Statement 132 revises employers’ required disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements

and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (“Statement 106”). Revised Statement 132 requires disclosures in addition to those in the original FASB Statement No. 132. Revised Statement 132 is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by Revised Statement 132 are effective for interim periods beginning after December 15, 2003. We adopted Revised Statement 132 beginning in the third quarter of fiscal 2004 and it did not have a material impact on our financial statements or related footnotes.

In January 2004, the FASB issued Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”). FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). FSP 106-1 also requires certain disclosures pending further consideration of the underlying accounting issues. The guidance in FSP 106-1 is effective for interim or annual financial statements with fiscal years ending after December 7, 2003. We do not believe the provisions of FSP 106-1 and the Act will have a material impact on our financial position, results of operations or cash flows.

In March 2004, the EITF reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 requires disclosures on investments in an unrealized loss position. The disclosures are designed to help financial statement users analyze a company’s unrealized losses and to enable them to better understand the basis for any management conclusion that the impairment is temporary. Quantitative and qualitative disclosures for investments accounted for under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” are effective for the first annual reporting period ending after December 15, 2003. All new disclosures related to cost method investments are effective for the annual reporting periods ending after June 15, 2004. Comparative information for the periods prior to the period of initial application is not required. We will begin to make these required disclosures in our Annual Report on Form 10-K for the fiscal year ending July 2, 2004.

In April 2004, the FASB issued FASB Staff Position 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Financial Instruments,” (“FSP 129-1”). FSP 129-1 states that FASB Statement 129 “Disclosure of Information about Capital Structure” (“Statement 129”) applies to all contingently convertible securities, including those containing contingent conversion requirements that have not been met and are not otherwise required to be included in the computation of diluted earnings per share in accordance with FASB Statement No. 128, “Earnings per Share.” Paragraph 4 of Statement 129 requires the disclosure of significant terms of the conversion features of the contingently convertible security to enable users of financial statements to understand the circumstances of the contingency and the potential impact of conversion. Disclosures are to indicate whether the shares that would be issued if the contingently convertible securities were converted are included in the calculation of diluted earnings per share, and the reasons why or why not. The guidance in FSP 129-1 is effective immediately upon posting of the final FSP 129-1 to the FASB website and applies to all existing and newly created securities. We have initiated these required disclosures in Note I “Net Income Per Share” of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Note C – Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

Comprehensive income for the quarters ended April 2, 2004 and March 28, 2003, which includes net income, was $37.9 million and $24.5 million, respectively. Comprehensive income for the three quarters ended April 2, 2004 and March 28, 2003 was $101.0 million and $49.9 million, respectively.

The components of accumulated other comprehensive income (loss), net of related tax, at April 2, 2004 and June 27, 2003 are as follows:

	April 2,	June 27,
	2004	2003
	(In millions)
Net unrealized gain on securities available-for-sale	$0.4	$0.1
Foreign currency translation adjustments	(4.3)	(13.0)
Net unrealized loss on hedging activity	(2.7)	(0.1)

	$(6.6)	$(13.0)

Total comprehensive income for the quarter and three quarters ended April 2, 2004 and March 28, 2003 was comprised of the following:

	Quarter Ended		Three Quarters Ended
	April 2,	March 28,	April 2,	March 28,
	2004	2003	2004	2003
	(In millions)
Net income	$35.5	$22.6	$94.6	$58.8
Other comprehensive income (loss):
Net unrealized gain (loss) on securities net of income taxes	0.5	(3.1)	0.3	(14.9)
Foreign currency translation	2.6	3.9	8.7	6.5
Net unrealized gain (loss) on hedging derivatives net of income taxes	(0.7)	1.1	(2.6)	(0.5)

Comprehensive Income	$37.9	$24.5	$101.0	$49.9

Note D – Receivables

Receivables are summarized below:

	April 2,	June 27,
	2004	2003
	(In millions)
Accounts receivable	$440.2	$422.9
Notes receivable due within one year-net	15.5	10.3

	455.7	433.2
Less allowances for collection losses	(12.5)	(13.2)

	$443.2	$420.0

Note E – Inventories and Unbilled Costs

Inventories are summarized below:

	April 2,	June 27,
	2004	2003
	(In millions)
Finished products	$43.7	$48.2
Work in process	30.7	20.0
Raw materials and supplies	170.0	145.7

	$244.4	$213.9

Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $129.1 million at April 2, 2004 and $150.9 million at June 27, 2003.

Note F _ Plant and Equipment

Plant and equipment are summarized below:

	April 2,	June 27,
	2004	2003

	(In millions)
Land	$13.9	$14.0
Buildings	295.1	288.9
Machinery and equipment	611.6	600.9

	920.6	903.8
Less allowances for depreciation	(631.3)	(614.6)

	$289.3	$289.2

Note G _ Selected Investments

We have equity investments in technology companies, which are accounted for using the cost method of accounting. These investments are included as a component of the _Other assets_ line item in our Condensed Consolidated Balance Sheet. Selected investments are evaluated for impairment if cost exceeds fair value. The determination of fair value requires management to obtain independent appraisals, or to estimate the value of the securities without an independent appraisal based upon available information such as projected cash flows, comparable market prices of similar companies, recent acquisitions of similar companies made in the marketplace and a review of the financial and market conditions of the underlying company. These selected investments are summarized below:

	April 2,	June 27,
	2004	2003

	(In millions)
Investments (ownership interest)
Terion, Inc. (19.59%)	$21.7	$21.7
AuthenTec, Inc. (19.97%)	15.8	15.8
Teltronics, Inc. (see below)	—	1.3

	$37.5	$38.8

The equity investment in Teltronics, Inc. (_Teltronics_) is Series C Preferred Stock, which is convertible into Teltronics   common stock. In no case will this Series C Preferred Stock be exercisable for more than 19.9 percent of the total combined voting power of all classes of Teltronics   capital stock that are entitled to vote. In addition to the equity investments noted above, we also have notes receivable from Terion, Inc. (_Terion_) and Teltronics with carrying values of $8.2 million and $5.0 million, respectively. During the second quarter we recognized an impairment charge of $5.0 million related to our interests in Teltronics due to Teltronics   recent failure to make required payments on their debt and uncertainty as to their ability to make future payments. We will continue to assess the value of these interests, which may result in further impairment charges related to these interests.

Terion is a privately-held wireless data communication and information solution provider for mobile and remote business-to-business applications focusing on the transportation industry. It has sold units to customers such as J.B. Hunt Transport Services, Inc. and XTRA Lease, a division of XTRA Corporation. None of Terion_s revenue is generated from us or our affiliates. We have invested technology and cash in Terion since fiscal 1994 and we currently nominate one member of Terion_s six member board of directors. The maximum exposure to future losses we have with our interest in Terion is $29.9 million.

AuthenTec, Inc. (_AuthenTec_) is a privately-held provider of advanced biometric fingerprint sensors to the PC, wireless, PDA, access control and automotive markets. AuthenTec has shipped over one million of its TruePrint_ technology-based sensors to several customers in a multitude of countries worldwide. AuthenTec_s revenues generated from us or our affiliates have not been material. We have invested technology and cash in AuthenTec since 1998. None of our current employees sit on AuthenTec_s board of directors. The maximum exposure to future losses we have with our interest in AuthenTec is $15.8 million.

Teltronics is a publicly-held company that is traded on the Over-the-Counter Bulletin Board under the symbol _TELT.   Teltronics is a provider of communications solutions with reported revenues of $46.9 million in calendar 2003. Teltronics   revenues generated from us or our affiliates have not been material. On June 30, 2000 we sold certain equipment, inventory and intellectual property rights related to our 20-20® switching technology and associated products from our telecom switch business to Teltronics in exchange for a promissory note, a portion of which was converted to Series C Preferred Stock of Teltronics in March 2002 under a Master Restructuring Agreement. None of our current employees sit on Teltronics’ board of directors. The maximum exposure to future losses we have with our interest in Teltronics is $5.0 million.

We adopted FIN 46R beginning in the third quarter of fiscal 2004. In implementing FIN 46R it was determined that each of these selected investments was not within the scope of FIN 46R and thus, our adoption of FIN 46R did not have a material impact on our financial position, results of operations or cash flows.

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

Changes in our warranty liability, which are included as a component of “Other accrued items” on the Condensed Consolidated Balance Sheet, during the first three quarters of fiscal 2004 are as follows:

(In millions)
Balance as of June 27, 2003	$18.6
Warranty provision for sales made during the three quarters ended April 2, 2004	13.0
Settlements made during the three quarters ended April 2, 2004	(10.9)
Other adjustments to the warranty liability, including those for foreign currency translation, during the three quarters ended April 2, 2004	0.4

Balance as of April 2, 2004	$21.1

On long-term contract sales with U.S. Government customers in our Government Communications Systems and RF Communications segments, the value or price of our warranty is generally included in the contract and funded by the customer. A provision is built into the estimated program costs when determining the profit rate to accrue when applying the cost-to-cost percentage of completion revenue recognition method. Warranty costs, if incurred, are charged to the specific program’s cost and both revenue and cost are recognized at that time. Factors that affect the estimated program cost for warranty include terms of the contract, number of installed units, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim.

Financial Guarantees:

Guarantees are contingent commitments issued to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper issuances, bond financings and similar transactions. The term of the guarantee is equal to the remaining term of the related debt, which typically ranges from one to three years. The maximum potential amount of future payments we could be required to make under our third-party guarantees at April 2, 2004, is $1.3 million. At April 2, 2004, there are no liabilities with respect to guarantees accrued for in our Condensed Consolidated Balance Sheet. We also hold insurance policies with third parties to mitigate the risk of loss on a portion of these guarantees.

Note I – Net Income Per Share

Average outstanding shares used in the computation of net income per share are as follows:

	Quarter Ended		Three Quarters Ended
	April 2,	March 28,	April 2,	March 28,
	2004	2003	2004	2003
	(In millions)
Basic:
Weighted average shares outstanding	66.3	66.4	66.4	66.4
Contingently issuable shares	(0.1)	(0.2)	(0.2)	(0.2)

	66.2	66.2	66.2	66.2

Diluted:
Weighted average shares outstanding	66.3	66.4	66.4	66.4
Dilutive stock options	0.9	0.2	0.6	0.2
Contingently issuable shares	(0.1)	(0.2)	(0.2)	(0.2)

	67.1	66.4	66.8	66.4

In fiscal 2003 we issued $150 million of 3.5% Convertible Debentures due 2022. Holders of the debentures have the right to convert each of their debentures into shares of our common stock prior to the stated maturity under any of the following circumstances:

•
during any calendar quarter if the closing sale price of our common stock, for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the previous calendar quarter, is more than 110 percent of the applicable conversion price per share of our common stock on such last trading day,

•	debentures called for redemption may be surrendered for conversion until the close of business on the business day immediately preceding the redemption date,

•
during any period that the long-term credit rating assigned to the debentures by either of Moody’s Investors Service Inc. or Standard & Poor’s Ratings Group is at or below Ba1 or BB+, respectively, or if the debentures no longer are rated by either of these ratings services, or if the ratings for the debentures have been suspended by either of these ratings services, or

•
upon the occurrence of specified corporate transactions, including if we make a significant distribution to holders of our common stock or if we are a party to specified consolidations, mergers or transfers of all or substantially all of our properties and assets.

For each $1,000 of debentures surrendered for conversion, a holder will receive 22.0994 shares of our common stock. This represents an initial conversion price of $45.25 per share of our common stock based on the issue price of the debentures. The conversion rate may be adjusted for certain reasons.

None of the shares that would be issued upon the conversion of our 3.5% Convertible Debentures due 2022 are included in the calculation of diluted earnings per share above because none of the circumstances noted above that could result in conversion existed during any portion of the periods presented above.

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

	Quarter Ended		Three Quarters Ended
	April 2,	March 28,	April 2,	March 28,
	2004	2003	2004	2003
	(In millions, except per share amounts)
Net income, as reported	$35.5	$22.6	$94.6	$58.8
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.6)	(1.4)	(4.4)	(4.9)

Pro forma net income	$33.9	$21.2	$90.2	$53.9

Net income per common share, as reported
Basic	$0.54	$0.34	$1.43	$0.89
Diluted	$0.53	$0.34	$1.42	$0.89
Pro forma net income per common share
Basic	$0.51	$0.32	$1.36	$0.81
Diluted	$0.51	$0.32	$1.35	$0.81

Total compensation expense recognized from performance and restricted shares during the quarters ended April 2, 2004 and March 28, 2003 was $1.9 million and $1.1 million, respectively. Total compensation expense recognized from performance and restricted shares during the three quarters ended April 2, 2004 and March 28, 2003 was $4.3 million and $1.3 million, respectively. The value of restricted stock, equal to the intrinsic value at the time of grant, is amortized as compensation expense over the vesting period. The value of performance shares, equal to the most probable estimate of the intrinsic value at the time of distribution, is amortized as compensation expense over the vesting period.

Note K – Non-Operating Income (Loss)

The components of non-operating income (loss) are as follows:

	Quarter Ended		Three Quarters Ended
	April 2,	March 28,	April 2,	March 28,
	2004	2003	2004	2003
	(In millions)
Gains from the sale of securities available for sale	$0.4	$6.3	$2.5	$16.4
Write-downs of securities available-for-sale for other than temporary decreases in market value	—	—	—	(0.7)
Write-down of interest in Teltronics	—	—	(5.0)	—
Gain on the sale of LiveTV, LLC	—	—	—	18.8
Royalty income (expense)	(1.0)	(1.1)	(3.6)	(2.6)
Expenses and fees associated with selected investments and other items	(0.8)	(2.4)	(1.3)	(9.8)

	$(1.4)	$2.8	$(7.4)	$22.1

Note L – Business Segments

We are structured primarily around the markets we serve and operate in five business segments – Government Communications Systems, RF Communications, Microwave Communications, Network Support and Broadcast Communications. Our Government Communications Systems segment engages in advanced research and develops, designs and produces advanced communication and information processing systems. Our RF Communications segment performs advanced research and develops, designs, manufactures and sells tactical radio products and provides services related to tactical radio products. Our Microwave Communications segment designs, manufactures and sells microwave radio products and provides services related to microwave radio products. Our Network Support segment designs, manufactures and sells telephone test equipment and systems; develops, designs, produces and sells network management systems; and provides services related to these products and systems. Our Broadcast Communications segment designs, manufactures and sells television and radio transmission products; develops, designs, produces and sells automation and control systems and studio products; and provides services related to these products and systems.

The accounting policies of our operating segments are the same as those described in the “Significant Accounting Policies” footnote in our Fiscal 2003 Form 10-K. We evaluate each segment’s performance based on its “operating income or loss,” which we define as profit or loss from operations before income taxes excluding interest income and expense, equity income and gains or losses from securities and other investments. In fiscal 2003, intersegment sales were transferred at prices comparable to those provided to unaffiliated customers. In fiscal 2004, intersegment sales were transferred at cost to the buying division and the sourcing division recognizes a normal profit that is eliminated. This change in the intersegment policy resulted in an elimination of intercompany profit, which was $2.5 million in the third quarter of fiscal 2004 and $5.8 million in the three quarters ended April 2, 2004. The “Corporate eliminations” line item in the charts below represents the elimination of intersegment sales and their related profits.

Total assets by business segment are summarized below:

	April 2,	June 27,
	2004	2003
	(In millions)
Total Assets
Government Communications Systems	$502.5	$488.2
RF Communications	191.9	173.3
Microwave Communications	388.9	393.8
Network Support	52.7	68.4
Broadcast Communications	344.8	339.7
Headquarters	714.8	616.9

	$2,195.6	$2,080.3

Segment revenue, segment operating income (loss) and a reconciliation of segment operating income (loss) to total income before income taxes follows:

	Quarter Ended		Three Quarters Ended
	April 2,	March 28,	April 2,	March 28,
	2004	2003	2004(2)	2003(3)
	(In millions)
Revenue
Government Communications Systems	$394.8	$296.0	$1,070.7	$820.7
RF Communications	116.1	87.6	310.9	226.7
Microwave Communications	77.3	72.2	222.5	203.8
Network Support	14.9	11.9	48.7	37.2
Broadcast Communications	73.3	75.9	198.1	238.0
Corporate eliminations	(12.2)	(4.7)	(18.9)	(13.4)

Total Revenue	$664.2	$538.9	$1,832.0	$1,513.0

Income Before Income Taxes
Segment Operating Income (Loss):
Government Communications Systems	$43.0	$26.6	$111.2	$74.8
RF Communications	33.0	23.8	87.5	57.7
Microwave Communications	(2.5)	(0.8)	(6.3)	(16.3)
Network Support	0.7	(1.4)	4.1	(6.6)
Broadcast Communications	0.5	2.5	4.2	10.4
Headquarters expense	(14.3)	(14.3)	(39.2)	(39.2)
Corporate eliminations	(2.5)	—	(5.8)	—
Non-operating income (loss) (1)	(1.4)	2.8	(7.4)	22.1
Net interest	(4.3)	(5.0)	(14.1)	(13.8)

Total Income Before Income Taxes	$52.2	$34.2	$134.2	$89.1

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

(2)
Non-operating income (loss) for the three quarters ended April 2, 2004, includes a $5.0 million pretax write-down of our interest in Teltronics, a $7.5 million pretax loss and a $6.4 million pretax gain, respectively, in two unrelated patent infringement cases.

(3)	Non-operating income (loss) for the three quarters ended March 28, 2003, includes an $18.8 million pretax gain on the sale of our minority interest in our LiveTV, LLC venture.

Note M – Income Taxes

The provision for income taxes as a percentage of pretax income decreased from 34.0 percent in the quarter and three quarters ended March 28, 2003, to 32.0 percent and 29.5 percent in the quarter and three quarters ended April 2, 2004, respectively. The decrease in the rate for the three quarters ended April 2, 2004 is primarily due to the settlement of a foreign tax audit in the second quarter of fiscal 2004 that resulted in an income tax benefit of $3.3 million. Both fiscal 2004 and fiscal 2003 tax rates were lower than the federal and state statutory rates and benefited from the impact of export sales. The fiscal 2004 rate includes a larger benefit from the use of state, local and foreign income tax loss carryforwards.

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

Third Quarter Overview

Harris Corporation, along with our subsidiaries, is an international communications equipment and systems company focused on providing assured communications™ solutions for government and commercial customers. We are structured primarily around the markets we serve and operate in five business segments — Government Communications Systems, RF Communications, Microwave Communications, Network Support and Broadcast Communications. Our Government Communications Systems segment engages in advanced research and develops, designs and produces advanced communication and information processing systems. Our RF Communications segment performs advanced research and develops, designs, manufactures and sells tactical radio products and provides services related to tactical radio products. Our Microwave Communications segment designs, manufactures and sells microwave radio products and provides services related to microwave radio products. Our Network Support segment designs, manufactures and sells telephone test equipment and systems; develops, designs, produces and sells network management systems; and provides services related to these products and systems. Our Broadcast Communications segment designs, manufactures and sells television and radio transmission products; develops, designs, produces and sells automation and control systems and studio products; and provides services related to these products and systems.

During the third quarter of fiscal 2004 our:

•	Net income increased 57.1 percent compared to the prior-year quarter;

•	Revenue increased 23.3 percent compared to the prior-year quarter;

•	Government Communications Systems and RF Communications segments once again achieved record-setting results in both revenue and operating income;

•	Microwave Communications and Network Support segments achieved revenue growth when compared to the prior-year quarter;

•	Broadcast Communications segment experienced sequential revenue improvement when compared to the second quarter of fiscal 2004 as well as strong order growth;

•
Microwave Communications and Broadcast Communications segments continued to focus on profitability improvement and are taking additional actions in the fourth quarter to lower costs and reduce expenses going forward; and

•
Government Communications Systems and Broadcast Communications segments were awarded and began work on a $96 million contract to create a modern radio and TV broadcast and newspaper infrastructure for the people of Iraq.

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

RESULTS OF OPERATIONS

Comparative Statement of Income

Our comparative statement of income is as follows:

	Quarter Ended			Three Quarters Ended
			%			%
	April 2,	March 28,	Inc./	April 2,	March 28,	Inc./
	2004	2003	(Dec.)	2004	2003	(Dec.)
	(In millions)
Revenue from product sales and services	$664.2	$538.9	23.3%	$1,832.0	$1,513.0	21.1%

Cost of product sales and services	(498.7)	(404.9)	23.2%	(1,368.1)	(1,128.9)	21.2%

Gross margin	165.5	134.0	23.5%	463.9	384.1	20.8%
% of revenue	24.9%	24.9%		25.3%	25.4%

Engineering, selling and administrative expenses	(107.6)	(97.6)	10.2%	(308.2)	(303.3)	1.6%
% of revenue	16.2%	18.1%		16.8%	20.0%

Non-operating income (loss)	(1.4)	2.8	—	(7.4)	22.1	—
Interest income	1.6	1.5	6.7%	4.4	5.0	(12.0)%
Interest expense	(5.9)	(6.5)	(9.2)%	(18.5)	(18.8)	(1.6)%

Income before income taxes	52.2	34.2	52.6%	134.2	89.1	50.6%
% of revenue	7.9%	6.3%		7.3%	5.9%

Income taxes	(16.7)	(11.6)	44.0%	(39.6)	(30.3)	30.7%

Net income	$35.5	$22.6	57.1%	$94.6	$58.8	60.9%

% of revenue	5.3%	4.2%		5.2%	3.9%

General: Net income and revenue in the third quarter of fiscal 2004 increased 57.1 percent and 23.3 percent, respectively, compared to the prior-year comparable quarter. Net income and revenue in the three quarters ended April 2, 2004, increased 60.9 percent and 21.1 percent, respectively, compared to the prior-year comparable period. The increases for the quarter and three quarters ended April 2, 2004, were primarily a result of the continuing growth in our government businesses. The third quarter of fiscal 2004 included a non-operating loss of $1.4 million, compared to $2.8 million of non-operating income in the third quarter of fiscal 2003. For the first three quarters of fiscal 2004 the non-operating loss was $7.4 million, compared to $22.1 million of non-operating income in the first three quarters of fiscal 2003.

Results in the three quarters ended March 28, 2003, were reduced by charges of $8.3 million related to cost-reduction actions in our Microwave Communications segment.

Our Government Communications Systems and RF Communications segments once again achieved record-setting results in both revenue and operating income. Our mission-critical communications systems are in high demand because of their superior performance, both on and off the battlefield. We have been successful in expanding our addressable markets and solidifying our position as a preferred supplier to U.S. Government and international customers. In addition, our performance is being rewarded with higher levels of program award fees.

We are encouraged by the continuing improvement in our commercial communications markets. Both our Microwave Communications and Network Support segments achieved year-over-year revenue growth in the third quarter, and our Broadcast Communications segment achieved sequential revenue improvement as well as strong order growth. We continue to be very focused on profitability improvement in the microwave and broadcast businesses, and are taking additional actions in the fourth quarter that will lower product costs and reduce expenses going forward.

In January, we won and began work on an important contract that we believe will significantly raise the visibility of our total communications capabilities. We were awarded a $96 million contract to rebuild and enhance the Iraqi Media Network (“IMN”). IMN will bring modern radio and TV broadcast and newspaper infrastructure and media content to the people of Iraq. Our Government Communications Systems and Broadcast Communications businesses will work together to create a fully integrated, technically advanced media network that will provide a reliable, timely and relevant mass media capability. For this historic project, we have teamed with two media companies in the region that have invaluable experience in the broadcast and newspaper industry.

Revenue: Revenue for the third quarter of fiscal 2004 was $664.2 million, an increase of 23.3 percent compared to the third quarter of fiscal 2003. Revenue for the three quarters ended April 2, 2004, was $1,832.0 million, an increase of 21.1 percent compared to the first three quarters of fiscal 2003. The increases in revenue for both the third quarter and first three quarters resulted primarily from increased revenue in the Government Communications Systems and RF Communications segments. Increases were also recorded in the Network Support and Microwave Communications segments. These increases were partially offset by decreased revenue in the Broadcast Communications segment.

Gross Margin: Gross margin as a percent of revenue was unchanged at 24.9 percent in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003. In our RF Communications segment, gross margin improved due to manufacturing efficiencies related to increased tactical product sales and program execution especially related to our Bowman Tactical Radio Programme in the United Kingdom (“Bowman”). Our Network Support segment experienced a higher gross margin related primarily to its tools and test set products. The gross margin in our Government Communications Systems segment improved as a result of continued solid program performance and higher award fees that included a seldom-awarded incentive fee on a classified program for excellent schedule performance. Gross margin decreased in our Broadcast Communications segment when compared to the prior-year quarter due to a lower mix of digital TV transmission product sales. Productivity declines in manufacturing related to implementation of a new enterprise IT system in North America, which is nearing completion, and the transfer of European manufacturing operations from Austria to the UK also impacted the Broadcast Communications segment gross margin. Improved manufacturing efficiency in the Broadcast Communications segment, along with additional actions planned for the fourth quarter are expected to not only lower costs, but improve productivity. The gross margin in our Microwave Communications segment was negatively impacted by a higher-cost international product mix in the third quarter of fiscal 2004.

Gross margin as a percent of revenue decreased slightly from 25.4 percent in the first three quarters of fiscal 2003 to 25.3 percent in the first three quarters of fiscal 2004. For the three quarters ended April 2, 2004, improved gross margin as a percent of revenue was realized in our RF Communications, Network Support and Government Communications Systems segments, which was offset by lower gross margins in our Microwave Communications and Broadcast Communications segments.

Engineering, Selling and Administrative Expenses: Engineering, selling and administrative expenses increased $10.0 million, but decreased as a percent of revenue from 18.1 percent in the third quarter of fiscal 2003 to 16.2 percent in the third quarter of fiscal 2004. The increase in revenue outpaced the increase in engineering, selling and administrative expenses primarily due to the impact of cost reduction actions taken in fiscal 2003 at our corporate headquarters and separate cost-cutting actions taken in our Broadcast Communications segment. Since most of the gross expenses incurred at our corporate headquarters are allocated to our operating segments, a large portion of the corporate headquarters cost savings is being recognized in the operating income of our commercial segments rather than in headquarters expense.

Engineering, selling and administrative expenses increased $4.9 million to $308.2 million, but decreased as a percent of revenue from 20.0 percent in the first three quarters of fiscal 2003 to 16.8 percent in the first three quarters of fiscal 2004. The increase in revenue outpaced the increase in engineering, selling and administrative expenses primarily due to the impact of cost reduction actions taken in fiscal 2003 at our corporate headquarters and our Broadcast Communications segment as noted above and separate cost-cutting actions taken in our Microwave Communications and Network Support segments.

Non-Operating Income (Loss): Non-operating income (loss) was a $1.4 million loss in the third quarter of fiscal 2004 compared to $2.8 million of income in the third quarter of fiscal 2003. The loss in the third quarter of fiscal 2004 included a $0.4 million gain from the sale of marketable securities available-for-sale compared to a gain of $6.3 million in the third quarter of fiscal 2003.

Non-operating income (loss) was a $7.4 million loss in the first three quarters of fiscal 2004 compared to $22.1 million of income in the first three quarters of fiscal 2003. The loss in the first three quarters of fiscal 2004 included a $5.0 million pretax write-down of our interest in Teltronics, a $7.5 million pretax loss and a $6.4 million pretax gain, respectively, in two unrelated patent infringement cases. Non-operating income (loss) in the first three quarters of fiscal 2003 included an $18.8 million gain on the sale of our minority interest in our LiveTV, LLC venture. Non-operating income (loss) in the first three quarters of fiscal 2004 also included a $2.5 million gain from the sale of marketable securities available-for-sale compared to a gain of $16.4 million in the first three quarters of fiscal 2003.

Interest Income and Interest Expense: Interest income increased from $1.5 million in the third quarter of fiscal 2003 to $1.6 million in the third quarter of fiscal 2004, primarily due to the increased levels of cash. Interest income decreased from $5.0 million in the first three quarters of fiscal 2003 to $4.4 million in the first three quarters of fiscal 2004, primarily due to lower interest rates.

Interest expense decreased from $6.5 million in the third quarter of fiscal 2003 to $5.9 million in the third quarter of fiscal 2004 and decreased from $18.8 million in the first three quarters of fiscal 2003 to $18.5 million in the first three quarters of fiscal 2004, in each case primarily due to a lower level of short-term debt in our foreign subsidiaries.

Income Taxes: The provision for income taxes as a percentage of pretax income decreased from 34.0 percent in the quarter and three quarters ended March 28, 2003, to 32.0 percent and 29.5 percent in the quarter and three quarters ended April 2, 2004, respectively. The decrease in the rate for the three quarters ended April 2, 2004, is primarily due to the settlement of a foreign tax audit in the second quarter of fiscal 2004 that resulted in an income tax benefit of $3.3 million. Both fiscal 2004 and fiscal 2003 tax rates were lower than the federal and state statutory rates and benefited from the impact of export sales. The fiscal 2004 rate includes a larger benefit from the use of state, local and foreign income tax loss carryforwards. We expect that the tax rate for the fourth quarter of fiscal 2004 will be 32.0 percent.

Return on Revenue: Our net income as a percentage of revenue was 5.3 percent in the third quarter of fiscal 2004 compared to 4.2 percent in the third quarter of fiscal 2003 and 5.2 percent in the first three quarters of fiscal 2004 compared to 3.9 percent in the first three quarters of fiscal 2003. These increases were primarily due to the reasons previously discussed.

Discussion of Business Segments

                    Government Communications Systems Segment

	Quarter Ended			Three Quarters Ended
			%			%
	April 2,	March 28,	Inc./	April 2,	March 28,	Inc./
	2004	2003	(Dec.)	2004	2003	(Dec.)
	(In millions)
Revenue from product sales and services	$394.8	$296.0	33.4%	$1,070.7	$820.7	30.5%
Segment operating income	43.0	26.6	61.7%	111.2	74.8	48.7%
% of revenue	10.9%	9.0%		10.4%	9.1%

Revenue from the Government Communications Systems segment in the third quarter of fiscal 2004 of $394.8 million increased 33.4 percent from the third quarter of fiscal 2003 and operating income of $43.0 million in the third quarter of fiscal 2004 increased 61.7 percent from the third quarter of fiscal 2003. The higher operating margin in the third quarter resulted from continued solid program performance and higher award fees that included a seldom-awarded incentive fee on a classified program for excellent schedule performance. Revenue for the three quarters ended April 2, 2004, was $1,070.7 million, an increase of 30.5 percent compared to the first three quarters of fiscal 2003. Operating income of $111.2 million for the three quarters ended April 2, 2004, increased 48.7 percent from the first three quarters of fiscal 2003.

This segment’s revenue was driven by strong momentum across all key markets. Major contributors to growth during the quarter included numerous classified programs, the FAA Telecommunications Infrastructure program, the MAF/Tiger program for the U.S. Census Bureau, and numerous Department of Defense programs for avionics, satellite communications and missile defense. Total backlog for the segment, including funded and unfunded programs, was $3.9 billion at quarter-end.

During the quarter, we won a six-year, $31 million contract to design and develop the Multi-function Advanced Data Link hardware for the F-35 Joint Strike Fighter. Potential production and follow-on contracts could increase the value of the program to more than

$500 million through 2026. Also during the quarter, we began work on the one-year, $96 million, IMN contract. Broadcasts from the IMN were recently up-linked to satellite and can now be viewed throughout much of the Middle East.

RF Communications Segment
	Quarter Ended			Three Quarters Ended
			%			%
	April 2,	March 28,	Inc./	April 2,	March 28,	Inc./
	2004	2003	(Dec.)	2004	2003	(Dec.)
	(In millions)
Revenue from product sales and services	$116.1	$87.6	32.5%	$310.9	$226.7	37.1%
Segment operating income	33.0	23.8	38.7%	87.5	57.7	51.6%
% of revenue	28.4%	27.2%		28.1%	25.5%

Revenue from the RF Communications segment increased 32.5 percent in the third quarter of fiscal 2004 when compared to the third quarter of fiscal 2003 and operating income of $33.0 million in the third quarter of fiscal 2004 increased 38.7 percent from the third quarter of fiscal 2003. Revenue for the three quarters ended April 2, 2004, was $310.9 million, an increase of 37.1 percent compared to the first three quarters of fiscal 2003. Operating income of $87.5 million for the three quarters ended April 2, 2004, increased 51.6 percent from the first three quarters of fiscal 2003. Operating income in the quarter and three quarters ended April 2, 2004 benefited from improvements in manufacturing efficiencies and strong performance on the UK Bowman Tactical Radio Programme.

Strong demand is continuing for this segment’s Falcon® II tactical radios, which are providing seamless communications interoperability for U.S. and allied military forces in Iraq, Afghanistan and other theaters of operation. Orders in the quarter included $19 million under the previously announced $43 million Indefinite Delivery, Indefinite Quantity contract from the U.S. Navy Space and Naval Warfare Systems Command for shipboard high-frequency radio communications systems. Orders in the quarter also included radios for the U.S. Marine Corps and international customers in Kuwait, Uzbekistan, Philippines, United Kingdom, Armenia, Albania, Poland and Norway. Following the close of the quarter, we received a $15 million order, as part of the U.S. Army rapid-fielding-initiative to provide tactical radios for the deploying forces in Iraq and Afghanistan.

Microwave Communications Segment
	Quarter Ended			Three Quarters Ended
			%			%
	April 2,	March 28,	Inc./	April 2,	March 28,	Inc./
	2004	2003	(Dec.)	2004	2003	(Dec.)
	(In millions)
Revenue from product sales and services	$77.3	$72.2	7.1%	$222.5	$203.8	9.2%
Segment operating income (loss)	(2.5)	(0.8)	—	(6.3)	(16.3)	—
% of revenue	(3.2)%	(1.1)%		(2.8)%	(8.0)%

Revenue from the Microwave Communications segment increased 7.1 percent in the third quarter of fiscal 2004 when compared to the third quarter of fiscal 2003. This segment had an operating loss of $2.5 million in the third quarter of fiscal 2004 compared to an operating loss of $0.8 million in the third quarter of fiscal 2003. Revenue for the three quarters ended April 2, 2004, was $222.5 million, an increase of 9.2 percent compared to the first three quarters of fiscal 2003. This segment had an operating loss of $6.3 million for the three quarters ended April 2, 2004, compared to an operating loss of $16.3 million in the first three quarters of fiscal 2003. Results in the three quarters ended March 28, 2003, included $8.3 million of expenses related to cost-reduction actions, which benefited the operating income in the first three quarters of fiscal 2004. The gross margin in this segment, however, was negatively impacted by international product mix and pricing and by unfavorable foreign exchange rates in the quarter and three quarters ended April 2, 2004.

During the quarter, the Microwave Communications segment benefited from deliveries on a $24 million contract with MTN Nigeria Communications. Harris’ MegaStar® 155 radios are being used for MTN’s high-capacity backhaul GSM network. MTN Nigeria Communications is one of the largest cellular network providers in Africa. Also during the quarter, the Microwave Communications segment booked $2 million in orders for the new TRuepoint™ family of microwave products. In North America, this segment experienced a surge in orders from private network operators. New orders included $6 million for the government of Quebec, $6 million for the Imperial Irrigation District in Southern California, $3 million for the city and county of Honolulu and $3 million for an electric power utility in Eastern Canada.

Network Support Segment
	Quarter Ended			Three Quarters Ended
			%			%
	April 2,	March 28,	Inc./	April 2,	March 28,	Inc./
	2004	2003	(Dec.)	2004	2003	(Dec.)
	(In millions)
Revenue from product sales and services	$14.9	$11.9	25.2%	$48.7	$37.2	30.9%
Segment operating income (loss)	0.7	(1.4)	—	4.1	(6.6)	—
% of revenue	4.7%	(11.8)%		8.4%	(17.7)%

Revenue from the Network Support segment increased 25.2 percent in the third quarter of fiscal 2004 when compared to the third quarter of fiscal 2003. This segment had operating income of $0.7 million in the third quarter of fiscal 2004, compared to an operating loss of $1.4 million in the third quarter of fiscal 2003. Revenue for the three quarters ended April 2, 2004, was $48.7 million, an increase of 30.9 percent compared to the first three quarters of fiscal 2003. This segment had operating income of $4.1 million for the three quarters ended April 2, 2004, compared to an operating loss of $6.6 million in the first three quarters of fiscal 2003. This segment’s operating income for the quarter and three quarters ended April 2, 2004 benefited from cost-reduction actions and sales of its EXP™ field technician test product, which was introduced in the third quarter of fiscal 2003.

Revenues in the quarter benefited from deliveries on a significant contract with MTC-Vodafone, won in the second quarter of fiscal 2004. We are the prime contractor for MTC-Vodafone’s new multimillion-dollar Integrated Network Management System project in Kuwait, which utilizes our NetBoss™ network management system.

Broadcast Communications Segment
	Quarter Ended			Three Quarters Ended
			%			%
	April 2,	March 28,	Inc./	April 2,	March 28,	Inc./
	2004	2003	(Dec.)	2004	2003	(Dec.)
	(In millions)
Revenue from product sales and services	$73.3	$75.9	(3.4)%	$198.1	$238.0	(16.8)%
Segment operating income	0.5	2.5	(80.0)%	4.2	10.4	(59.6)%
% of revenue	0.7%	3.3%		2.1%	4.4%

Revenue from the Broadcast Communications segment decreased 3.4 percent in the third quarter of fiscal 2004 when compared to the third quarter of fiscal 2003. Operating income in the third quarter of fiscal 2004 was $0.5 million, compared to $2.5 million in the third quarter of fiscal 2003. Revenue for the three quarters ended April 2, 2004, was $198.1 million, a decrease of 16.8 percent compared to the first three quarters of fiscal 2003. Operating income was $4.2 million for the three quarters ended April 2, 2004, a decrease of 59.6 percent, compared to the first three quarters of fiscal 2003. Lower revenue in the quarter and three quarters ended April 2, 2004, resulted primarily from the decline in sales of digital TV transmission equipment and international radio transmission equipment. The quarter and three quarters ended March 28, 2003, were impacted by a large order in the prior year to construct radio broadcast infrastructure for S.N. Radiocomunicatii in Romania. The negative margin impact from the reduced sales volume and a lower mix of digital TV transmission product sales in the quarter and three quarters ended April 2, 2004, was partially offset by the impact of cost reduction actions taken in fiscal 2003. Also impacting gross margins were productivity declines in manufacturing related to implementation of a new enterprise IT system in North America, which is nearing completion, and the transfer of European manufacturing operations from Austria to the UK. Improved manufacturing efficiency, along with additional actions planned for the fourth quarter are expected to not only lower costs, but also improve productivity.

Orders in the third quarter for this segment increased significantly compared to the prior-year quarter and were higher across all three major product lines-transmission, studio systems and products, and automation software, and included $9 million for a Romanian TV project, $18 million for the Iraqi Media Network, and high-power AM radios for China, Saudi Arabia, and South Korea.

In the U.S., this segment won contracts during the quarter from Hearst-Argyle Television to upgrade digital transmission facilities at 26 of its television stations; from the Corporation for Public Broadcasting for digital-ready radio transmission equipment at 13 of its member stations; and from Clear Channel radio for digital-ready transmitters for five stations.

At the National Association of Broadcasters trade exhibition last week, we introduced a number of new products, including the new Atlas™ transmitters for international analog and digital markets, the PowerCD™ UHF transmitter for the U.S. DTV market, the Mini-HD™ transmitter for the U.S. digital radio market, and audio codec products that deliver 5.1 surround sound for digital radio.

LIQUIDITY AND FINANCIAL POSITION

Cash Flows

Net cash provided by operating activities: Net cash provided by operating activities was $187.3 million for the first three quarters of fiscal 2004 compared to $100.8 million for the first three quarters of fiscal 2003. Net cash provided by operating activities improved in each of our segments, which all experienced positive net cash from operating activities during the first three quarters of fiscal 2004. The improvement was led by our RF Communications and Government Communications Systems segments, and was primarily due to increased profitability and strong program execution that resulted in a decrease in unbilled costs and accrued earnings on fixed price contracts. The improved net cash provided from operating activities in our Microwave Communications segment was the result of the reduction in the segment’s operating loss as well as increased collections of accounts and notes receivable from customers. The improved cash flows in our Broadcast Communications segment were primarily due to increased collections of accounts receivable and advance payments from customers. The Network Support segment experienced higher net cash provided by operating activities as a result of improved profitability and advance payments collected from customers.

Net cash used in investing activities: Net cash used in investing activities was $37.3 million for the first three quarters of fiscal 2004 compared to $13.7 million for the first three quarters of fiscal 2003. Cash used in investing activities in the first three quarters of fiscal 2004 included $7.4 million in proceeds from the sale of securities available-for-sale. Cash used in investing activities in the first three quarters of fiscal 2003 included the receipt of $19.3 million in proceeds from the sale of securities available-for-sale and $19.0 million in proceeds from the sale of our minority interest in our LiveTV, LLC venture.

Additions of plant and equipment in the first three quarters of fiscal 2004 were $43.4 million compared to $47.6 million in the first three quarters of fiscal 2003. The expenditures are primarily due to additions made in our Government Communications Systems segment related to the FTI program’s network operating center and the expansion of facilities in 2003 to support the rapid growth in programs. Total additions of plant and equipment in fiscal 2004 are expected to be in the $70 million to $75 million range.

Net cash provided by (used in) financing activities: Net cash used in financing activities was $59.2 million for the first three quarters of fiscal 2004 compared to cash provided by financing activities of $85.4 million for the first three quarters of fiscal 2003. The decrease is attributable to the receipt of $146.3 million in net proceeds from the private placement of $150 million of our 3.5% Convertible Debentures due 2022 during the first quarter of fiscal 2003, which was offset by the repayment during the first quarter of fiscal 2003 of our $30.5 million 6.38% notes due 2002. Also, short-term debt was reduced by $24.2 million during the first three quarters of fiscal 2004.

In 1999, our Board of Directors authorized the repurchase of 15 million shares of our common stock. During the first three quarters of fiscal 2004, we repurchased 1,004,400 shares of our common stock at an average price per share of $42.97. During the first three quarters of fiscal 2003, we repurchased 117,500 shares of our common stock at an average price per share of $24.61. An authorization to repurchase an additional 520,000 shares under this repurchase program still exists. In April 2004, our Board of Directors authorized the repurchase of an additional three million shares, bringing the total number of shares authorized for future repurchases to 3,520,000. We currently expect that we will repurchase shares of our common stock to offset the dilutive effect of shares issued under our stock incentive plans. Additionally, if warranted, we will consider accelerating our purchases. Additional information regarding repurchases made during our third quarter of fiscal 2004 and our repurchase programs is set forth below under Part II, Item 2, “Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.”

Capital Structure and Resources

We have a committed Revolving Credit Agreement that provides for unsecured borrowings of up to $300 million. The facility expires in October 2007. Each bank’s obligation to make loans to us under this credit facility is subject to, among other things, our compliance with various representations, warranties and covenants. Interest rates on borrowings under this credit facility and related fees are determined by a pricing matrix based upon our long-term debt rating assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. The availability of borrowing under this credit facility is not contingent upon our debt rating. We are not required to maintain compensating balances in connection with this agreement. Availability of borrowings under this revolving credit facility enables us to issue commercial paper. The financial covenants contained in this credit facility include, among others, maintenance of consolidated tangible net worth of not less than $823.5 million (which amount is subject to adjustment), maintenance of a total debt to adjusted earnings before interest, taxes, depreciation and amortization ratio of not more than 3.0 to 1 and maintenance of an adjusted earnings before interest, taxes, depreciation and amortization to interest charges ratio of not less than 3.0 to 1. This credit facility also includes negative covenants limiting (i) the creation of liens or other encumbrances, (ii) certain sale and leaseback transactions, and (iii) certain sales or other dispositions of assets other than in the ordinary course of business. In addition, this facility includes certain provisions for acceleration of maturity in the case of a (a) “cross default” with other indebtedness in an amount in excess of $50 million, (b) final uninsured judgment in excess of $50 million which remains unpaid or discharged, or (c) change of control, including if a person or group of persons acquires more than 25 percent of our voting stock.

During the first quarter of fiscal 2004, we filed a “universal shelf” registration statement with the SEC related to the potential future issuance of up to $500 million of securities including debt securities, preferred stock, common stock, fractional interests in preferred stock represented by depositary shares and warrants to purchase debt securities, preferred stock or common stock. This universal shelf registration statement was declared effective by the SEC during the first quarter and replaces our prior $500 million debt shelf registration.

In fiscal 2003, we issued $150 million of 3.5% Convertible Debentures due 2022. These debentures initially are convertible at a conversion price of $45.25 during any calendar quarter if the closing price of our common stock, for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the prior calendar quarter, is more than $49.78, and in certain other circumstances as described in Note I “Net Income Per Share” of the Notes to Condensed Consolidated Financial Statements. We also have outstanding unsecured long-term debt of $250 million. The earliest scheduled maturity of any of our long-term debt is 2007.

Our debt is currently rated “BBB” by Standard and Poor’s Rating Group and “Baa2” by Moody’s Investors Service. We expect to maintain operating ratios, fixed-charge coverage ratios and balance sheet ratios sufficient for retention of these debt ratings. There are no assurances that our credit ratings will not be reduced in the future. If our credit rating is lowered below “investment grade,” then we may not be able to issue short-term commercial paper, but would instead need to borrow under our other credit facilities or pursue other alternatives. As of April 2, 2004, we had no commercial paper outstanding.

Management currently believes that existing cash, funds generated from operations, sales of marketable securities, our credit facilities and access to the public and private debt markets will be sufficient to provide for our anticipated requirements for working capital, capital expenditures and any stock repurchases under the current repurchase programs for the next 12 months and the foreseeable future.

Comparative Financial Position

Our comparative financial position is as follows:

			Percent
	April 2,	June 27,	Increase/
	2004	2003	(Decrease)
	(In millions, except per
	share amounts)
Cash and cash equivalents	$534.9	$442.6	20.9%
Other current assets	935.4	915.1	2.2%
Current liabilities	(540.2)	(495.5)	9.0%

Working capital	$930.1	$862.2	7.9%

Goodwill	$238.2	$228.1	4.4%
Non-current deferred income tax asset	$26.1	$20.4	27.9%

Long-term debt	$401.4	$401.6	—

Total shareholders’ equity	$1,254.0	$1,183.2	6.0%

Book value per share	$18.88	$17.82	5.9%

Cash and cash equivalents: Cash increased $92.3 million in the first three quarters of fiscal 2004 primarily due to cash provided by operating activities of $187.3 million as noted above and $29.7 million of proceeds from the sale of common stock primarily related to the exercise of employee stock options. These increases were partially offset by $43.4 million in additions of plant and equipment, $43.2 million to repurchase common stock and $19.9 million in cash dividends paid.

Working capital: Working capital increased 7.9 percent from $862.2 million as of June 27, 2003 to $930.1 million as of April 2, 2004. The $67.9 million increase was primarily due to increases in cash and cash equivalents as discussed above.

Goodwill: Goodwill increased from $228.1 million as of June 27, 2003 to $238.2 million as of April 2, 2004, due to a reclassification between identifiable intangible assets and goodwill and changes in foreign exchange rates.

Non-current deferred income taxes: The asset related to non-current deferred income taxes was $20.4 million as of June 27, 2003, compared to $26.1 million as of April 2, 2004. The increase in the non-current deferred income tax asset was related to the sale of intellectual property from a Canadian subsidiary to a U.S. subsidiary.

Off-Balance Sheet Arrangements and Contractual Obligations

We have contractual cash obligations to repay debt and to make payments under operating leases. We also have commitments related to contingent liabilities on outstanding letters of credit and surety bonds that are used to guarantee bids, down payments and performance and financial assurances. Guarantees are contingent commitments issued to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper issuances, bond financings and similar transactions. The term of the guarantee is equal to the remaining term of the related debt, which typically ranges from one to three years. The maximum potential amount of future payments we could be required to make under our third-party guarantees at April 2, 2004, is $1.3 million. At April 2, 2004, there are no guarantees accrued for as liabilities in our Condensed Consolidated Balance Sheet. We also hold insurance policies with third parties to mitigate the risk of loss on a portion of these guarantees.

The amounts disclosed in our Fiscal 2003 Form 10-K include all of our off-balance sheet arrangements and contractual obligations that we consider to have a more than remote potential future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

During the three quarters ended April 2, 2004, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our Fiscal 2003 Form 10-K.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As described in Note B “Recent Accounting Pronouncements” of the Notes to Condensed Consolidated Financial Statements, there are accounting pronouncements that have recently been issued but not yet implemented by us. Note B describes the potential impact that these pronouncements are expected to have on our financial position, cash flows and results of operations.

OUTLOOK

For fiscal 2004, we expect earnings in the range of $1.90 to $1.95 per diluted share, and earnings for fiscal 2005 of $2.15 to $2.30 per diluted share.

The outlook for our Government Communications Systems and RF Communications segments remains very strong for the remainder of fiscal 2004. We expect both businesses to deliver solid revenue growth in fiscal 2005, with operating margins similar to those achieved in fiscal 2004. We have a broad base of strategic programs, supporting a wide range of U.S. Government agencies and international customers. Recent program wins are expected to continue to ramp up in fiscal 2005, and we are pursuing a large pool of new opportunities in both businesses.

In our commercial segments, we expect continued positive momentum in revenue growth, from improving global markets and new products. Profitability is expected to improve as a result of the higher revenue, as well as from additional actions being taken to lower product costs and reduce expenses.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they prove incorrect or never materialize, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements of our plans, strategies and objectives for future operations; any statements concerning new products, services or developments; any statements regarding future economic conditions, performance or outlook including statements relating to earnings guidance for fiscal 2004 and 2005; statements as to the outcome of contingencies; statements as to the value of our contract awards and programs; statements of expected cash flows; statements of belief or expectation; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates” and similar words. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this report. Such statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our consolidated results and the forward-looking statements could be affected by many factors, including:

•	uncertain economic conditions, which make it difficult to estimate growth in our markets and, as a result, future income and expenditures;

•	the telecommunications down-turn, which has had and may continue to have a negative effect on our telecom businesses;

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

Foreign Exchange and Currency: We use foreign exchange contracts and options to hedge both balance sheet and off-balance sheet foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers and intercompany loans. We believe the use of foreign currency financial instruments should reduce the risks that arise from doing business in international markets. At April 2, 2004, we had open foreign exchange contracts with a notional amount of $103.0 million, of which $39.0 million were classified as cash flow hedges and $64.0 million were classified as fair value hedges. This compares to total foreign exchange contracts with a notional amount of $95.7 million as of June 27, 2003, of which $18.1 million were classified as cash flow hedges and

$77.6 million were classified as fair value hedges. At April 2, 2004, contract expiration dates range from less than one month to 21 months with a weighted average contract life of 0.3 years.

More specifically, the foreign exchange contracts classified as cash flow hedges are primarily being used to hedge currency exposures from cash flows anticipated from the United Kingdom Bowman Programme (“Bowman”) in our RF Communications segment. This contract for our tactical radio products was awarded in the third quarter of fiscal 2002. Under the contract, the customer pays in Pounds Sterling (“GBP”). We also have payments to local suppliers required to be made in GBP on this program. We have hedged the forecasted net cash flows related to sales and vendor payments denominated in GBP to maintain our anticipated profit margin on the program. As of April 2, 2004, we estimate that a pretax loss of $4.0 million would be reclassified into earnings from comprehensive income within the next 21 months related to the Bowman program transactions and an additional $0.3 million pretax loss would be reclassified into earnings from comprehensive income from the other transactions we are hedging with cash flow hedges. The net gain or loss included in our earnings for the first three quarters of fiscal 2004 and 2003 representing the amount of fair value and cash flow hedges’ ineffectiveness was not material. No amounts were recognized in our earnings for the first three quarters of fiscal 2004 and 2003 related to the component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. In addition, no amounts were recognized in our earnings for the first three quarters of fiscal 2004 and 2003 related to hedged firm commitments that no longer qualify as fair value hedges. No material reclassification of gains and losses into earnings from comprehensive income is expected to result from transactions or events related to commitments to customers or suppliers within the next twelve months. All of these derivatives were recorded at their fair value on the balance sheet in accordance with Statement 133.

Factors that could impact the effectiveness of our hedging programs include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for our foreign currency derivatives held at April 2, 2004, would have an impact of approximately $10.3 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.

Marketable Securities: We also currently have a portfolio of marketable equity securities available-for-sale. These investments result from the retained interest in sold or spun-off businesses and the investment into start-up companies that have technology or products that are of interest to us. The fair market value of these securities at April 2, 2004, was $18.5 million, compared to $23.1 million at June 27, 2003. This decrease was primarily due to the sale of some of these investments in the first three quarters of fiscal 2004. The corresponding unrealized gain is included as a component of shareholders’ equity. These investments historically have had higher volatility than most market indices. A 10 percent adverse change in the quoted market price of marketable equity securities would have an impact of approximately $1.9 million on the fair market value of these securities.

Interest Rates: We utilize a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage our exposure to changes in interest rates. We do not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2004, although there can be no assurances that interest rates will not change significantly.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures: As of the end of the fiscal quarter ended April 2, 2004, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are adequate and effective and provide reasonable assurance that such disclosure controls and procedures are effective in timely providing them with material information relating to the company and its subsidiaries required to be included in our periodic filings.

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

(b) Changes in internal controls: There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended April 2, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We previously filed a patent infringement claim against Ericsson, Inc. in the United States Federal District Court for the Northern District of Texas. On October 29, 2002, a jury rendered a verdict in our favor against Ericsson, Inc. The jury awarded us approximately $61 million in compensatory damages and found that Ericsson’s conduct was “willful.” Following the rendering of such verdict, we filed a motion to enhance the damages based upon the finding of willfulness and Ericsson filed motions (i) to decrease the damage award, (ii) to order a new trial, and (iii) for non-infringement and invalidity of the patent notwithstanding the jury’s verdict. On July 17, 2003, the Court issued a ruling on these motions denying Ericsson’s motions for non-infringement and invalidity of the patent, but did rule that unless we agreed to a lowered damage award of $43 million in compensatory damages within 30 days, it was granting Ericsson’s motion for a new trial on the issue of damages. We agreed to the lowered damages and thus, a judgment was entered for us in the amount of $43 million plus $1 million for enhanced damages and $1 million for attorneys’ fees, as well as pre-judgment interest, which we currently estimate to be approximately $8 million. During the second quarter of fiscal 2004, Ericsson appealed the judgment of the District Court. We have filed a cross appeal seeking to increase the amount of enhanced damages.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to repurchases by us of common stock during the quarter ended April 2, 2004:

			Total number of	Maximum number of
			shares purchased as	shares that may yet
			part of publicly	be purchased under
	Total number of	Average price paid	announced plans or	the plans or
Period*	shares purchased	per share	programs (2)	programs (2) (3)
Month #1
(January 3, 2004 - January 30, 2004)	250,000	$48.20	250,000	774,400
Month #2
(January 31, 2004 - February 27, 2004)	254,400	$47.15	254,400	520,000
Month #3
(February 28, 2004 - April 2, 2004) (1)	—	—	—	520,000
Total	504,400	$47.67	504,400	520,000 (3)

* Periods represent our fiscal months.

(1) As a matter of policy, we do not repurchase shares during the last two weeks of a quarter until following the release of quarterly earnings.

(2) On October 22, 1999, we announced that our Board of Directors approved a share repurchase program which authorizes us to repurchase up to 15 million shares through open-market transactions, in negotiated block transactions or pursuant to tender offers. Pursuant to the terms of this program, which does not have an expiration date, as of April 2, 2004, we still have authority to repurchase an additional 520,000 shares. All repurchases made in the quarter ended April 2, 2004, were made in open-market transactions.

(3) On April 27, 2004, we announced that our Board of Directors approved a share repurchase program which authorizes us to repurchase an additional three million shares through open-market transactions or in negotiated block transactions. This new program does not have an expiration date. The maximum number of shares that may yet be purchased under our authorized repurchase programs as of April 27, 2004 is 3,520,000.

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

(b) By-Laws of Harris Corporation as in effect December 3, 1999, and as amended on June 23, 2000.

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

(b) Reports on Form 8-K:

(i)
Harris Corporation submitted to the Commission a Current Report on Form 8-K on January 20, 2004, relating to Harris Corporation’s announcement of increased earnings per share guidance for fiscal year 2004 and a preliminary earnings estimate for its second fiscal quarter of fiscal 2004, which ended January 2, 2004. This Form 8-K was furnished pursuant to Item 12 “Results of Operations and Financial Condition” of Form 8-K and was not filed.

(ii)
Harris Corporation submitted to the Commission a Current Report on Form 8-K on January 27, 2004, relating to Harris Corporation’s announcement of earnings and financial results for its fiscal quarter ended January 2, 2004. This Form 8-K was furnished pursuant to Item 12 “Results of Operations and Financial Condition” of Form 8-K and was not filed.

(iii)
Harris Corporation submitted to the Commission a Current Report on Form 8-K on March 10, 2004, relating to Harris Corporation’s announcement of fiscal year 2005 earnings per share guidance and its reiteration of earnings guidance for fiscal 2004. This Form 8-K was furnished pursuant to Item 9 “Regulation FD Disclosure” of Form 8-K and was not filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS CORPORATION (Registrant)

Date: April 28, 2004	By: /s/ Bryan R. Roub

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

(b) By-Laws of Harris Corporation as in effect December 3, 1999, and as amended on June 23, 2000.

(4)	(a) Specimen stock certificate for the Company’s Common Stock, incorporated herein by reference to Exhibit 4(a) to the Company’s Annual Report on From 10-K for the fiscal year ended June 27, 1997.

(b)Stockholder Protection Rights Agreement, between Harris Corporation and Mellon Investor Services, LLC (formerly ChaseMellon Shareholder Services, LLC) as Rights Agent, dated as of December 6, 1996, incorporated herein by reference to Exhibit 1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 1996.

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