Form 10-K
period 2004-07-02
HARRIS CORP /DE/
filed 2004-09-01
CIK 202058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 2, 2004
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ✓   No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ✓   No

      The aggregate market value of the voting stock held by non-affiliates of the registrant was $2,540,060,537 (based upon the $38.31 closing price on the New York Stock Exchange) on the last business day of the registrant’s most recently completed second fiscal quarter (January 2, 2004). For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates.

      The number of outstanding shares of the registrant’s common stock as of August 20, 2004 was 66,321,099.

Documents Incorporated by Reference:

      Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on October 22, 2004, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended July 2, 2004, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

HARRIS CORPORATION

ANNUAL REPORT FOR THE FISCAL YEAR ENDED JULY 2, 2004

      This Annual Report contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries. HD RadioTM is a registered trademark of iBiquity Digital Corporation.

Cautionary Statement Regarding Forward-Looking Statements

      The “Business” section and other parts of this Annual Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements: of our plans, strategies and objectives for future operations; concerning new products, services or developments; regarding future economic conditions, performance or outlook; as to the outcome of contingencies; as to the value of our contract awards and programs; of belief or expectation; and of assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates” and similar words. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Annual Report. Factors that might cause our results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. Forward-looking statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we undertake no obligation to update forward-looking statements to reflect further developments or information obtained after the date of filing of this Annual Report and disclaim any obligation to do so.

PART I

ITEM 1.     BUSINESS.

HARRIS

      Harris Corporation, along with its subsidiaries, is an international communications technology company focused on providing assured communications products, systems and services for government and commercial customers. Our operating divisions serve markets for government communications, secure tactical radio, microwave and broadcast systems.

      Harris was incorporated in Delaware in 1926 as the successor to three companies founded in the 1890s. Our principal executive offices are located at 1025 West NASA Boulevard, Melbourne, Florida 32919, and our telephone number is (321) 727-9100. Our common stock is listed on the New York Stock Exchange under the symbol “HRS.” On August 20, 2004, we employed about 12,000 people. We sell products in more than 150 countries. Unless the context otherwise requires, the terms “we,” “our,” “us,” “Company,” and “Harris” as used in this Annual Report refer to Harris and its subsidiaries.

General

      We structure our operations around the following four business segments: (1) Government Communications Systems, (2) RF Communications, (3) Microwave Communications, and (4) Broadcast Communications. In the fourth quarter of fiscal 2004, in conjunction with the sale of our telecom tools and test systems (“TTS”) product line, we changed our segment reporting structure by eliminating the Network Support segment as a separate reportable segment. The TTS product line is reported as a discontinued operation, and the NetBoss® network operations software business, which was part of the Network Support segment, has been consolidated into the Microwave Communications segment. Segment information for all periods presented has been reclassified to reflect the new segment reporting structure. Unless otherwise noted, disclosures in this Annual Report relate only to our continuing operations. Financial information with respect to all of our other activities, including corporate costs not allocated to the operating segments or discontinued operations, is reported as part of Headquarters Expense or Non-Operating Income (Loss).

      Each of our business segments, which are also referred to by us as “divisions,” has been organized on the basis of specific communications markets. For the most part, each operating segment has its own marketing, engineering, manufacturing and product service and maintenance organization. We produce most of the products we sell.

      Our total revenues in fiscal 2004 were approximately $2.52 billion compared to approximately $2.06 billion a year earlier. Total revenues in the United States increased approximately 23 percent from a year earlier while international revenues, which amounted to approximately 20 percent of our total revenues in fiscal 2004, increased approximately 20 percent. Our net income from continuing operations for fiscal 2004 was $125.7 million compared to $70.3 million in fiscal 2003.

Financial Information About Our Business Segments

      Financial information with respect to our business segments, including revenues, operating income or loss and total assets, is contained under the caption “Discussion of Business Segments” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 23: Business Segments in the Notes to Consolidated Financial Statements and is incorporated herein by reference. Financial information with respect to our operations outside the United States is also contained in Note 23: Business Segments and is incorporated herein by reference.

Description of Business by Segment

Government Communications Systems

      Government Communications Systems designs, develops and supports state-of-the-art communications networks and communications equipment; plays a key role in intelligence, surveillance and reconnaissance; designs and supports information systems for image and other data collection, processing, interpretation, storage and retrieval; and offers engineering, operations and support services. This segment serves a diversified customer base within the U.S. Government, including the U.S. Department of Defense, Federal Aviation Administration (“FAA”), U.S. Census Bureau, National Geospatial-Intelligence Agency (“NGA”), Department of State, U.S. Postal Service and other U.S. Government agencies, and also for other large aerospace and defense companies. The Government Communications Systems segment serves five strategic program areas.

      Department of Defense Programs: Government Communications Systems is a major supplier of spaceborne communications and information processing systems, including large deployable satellite antenna systems, and flat-panel, phased-array and single-mission antennas. Harris is a leading supplier of high-frequency satellite ground terminals for the U.S. Department of Defense, supplying the Army, Navy, Air Force and Marines. Currently in the design phase is the U.S. Air Force’s Family of Beyond Line-of-Sight (“FAB-T”) program, with Harris providing terminal and antenna hardware integration and operator interface development for both aircraft and ground satellite terminals. The FAB-T program will provide the warfighter with protected, wideband satellite communications on strategic aircraft and at remote ground, fixed and mobile command and control centers. The FAB-T terminals employ the innovative software-defined radio architecture employed in the Joint Tactical Radio System program. During fiscal 2004, Government Communications Systems was awarded a 30-month, $85 million contract to develop four prototypes for the next-generation Advanced Extremely High Frequency (“AEHF”) Multi-Band Terminals for the U.S. Navy. Government Communications Systems also was awarded contracts for the satellite communications equipment for the U.S. Missile Defense Agency’s Sea-Based X-Band Radar program; is supplying portions of the communications systems for the Ground-based Midcourse Defense (“GMD”) program (formerly known as National Missile Defense); has won follow-on awards for the U.S. Army’s Multiple Launch Rocket System program; and provides anti-jam precision munitions electronics for the U.S. Air Force Small Diameter Bomb program.

      In the area of avionics, Government Communications Systems’ electronic products enable high-speed communications for platforms such as the USAF F/A-22 Raptor air-dominance fighter, the F/A-18 E/F Super Hornet and the Lockheed Martin F-35 Joint Strike Fighter aircraft. Harris has a major role in providing advanced avionics systems design, development and production work for the Lockheed Martin F-35 Joint Strike Fighter aircraft. We expect to provide more than $2.5 billion in avionics infrastructure, image processing, digital map software and fiber optics work for the Joint Strike Fighter program through 2023. The Government Communications Systems segment also provides tactical common data links providing high-speed digital data links to support both unmanned and manned airborne reconnaissance platforms.

      National Security Programs: Government Communications Systems is a leading provider of communications equipment and systems, and image and information processing solutions to national intelligence customers. We provide comprehensive solutions for intelligence, surveillance and reconnaissance. A significant portion of this program area involves classified programs. While classified programs are not discussed in this Annual Report, the operating results relating to classified programs are included in our consolidated financial statements, and the business risks associated with such programs do not differ materially from those of other programs for the U.S. Government. Under many of our programs, we are required to maintain facility and personnel security clearances complying with U.S. Department of Defense and other Federal agency requirements.

      Civil Programs: Government Communications Systems is a leading supplier to civilian agencies of the U.S. Government supplying custom systems and software designed to collect, store, retrieve, process, analyze, interpret, display and distribute information, including meteorological data processing systems and range management information systems. Government Communications Systems is assisting the FAA in modernizing the U.S. air traffic control system and infrastructure. We are the prime contractor on a 15-year, $1.9 billion contract to integrate and modernize the FAA’s Telecommunications Infrastructure (“FTI”). The total contract amount for the FTI program, including options, could reach $3.5 billion through 2017. This program will consolidate telecommunications at more than 5,000 FAA facilities nationwide, while reducing operating costs, enhancing network security and improving service. We are also working with the FAA on other programs, including the Voice Switching and Control System program, which provides critical air-to-ground communications links between en-route air traffic controllers throughout the United States, and the Operational and Supportability Implementation System program to modernize the FAA’s Automated Flight Service Stations, which provide flight planning and weather information to general aviation pilots nationwide. Government Communications Systems is the prime contractor for the U.S. Census Bureau’s Master Address File/ Topologically Integrated Geographic Encoding and Referencing Accuracy Improvement Project (“MAF/ TIGER”). Currently anticipated to provide total revenue of $200 million over an eight-year period ending in 2010, the MAF/ TIGER program will provide a computer database of all addresses and locations where people live or work, covering an estimated 115 million residences and 60 million businesses in the U.S. During fiscal 2004, Government Communications Systems, together with Broadcast Communications, was awarded a one-year, $96 million contract to rebuild the Iraqi Media Network (“IMN”). IMN is bringing modern radio, TV broadcast and newspaper infrastructure and media content to the people of Iraq. Government Communications System is also supplying geospatial and imagery-derived products for the NGA under the Global Geospatial Intelligence (“GGI”) program, including foundation data products, mapping and charting production services, surveying services and production management.

      Technical Services Programs: Government Communications Systems is an industry leader in providing technical engineering, operations and services to the U.S. Government. Under the Mission Communications Operations and Maintenance (“MCOM”) program, Government Communications Systems provides operations and maintenance services for the U.S. Air Force Satellite Control Network’s communications functions at Schriever AFB, Colorado, and Onizuka AFS, California. During the first quarter of fiscal 2005, Harris completed the acquisition of The Orkand Corporation, a privately-held, leading provider of technical services and information technology for U.S. Government agencies, including the Department of State, Department of Labor, Department of the Interior, Department of Health and Human Services, Department of Energy and the U.S. Postal Service. The acquisition of The Orkand Corporation is expected to provide insight into additional opportunities with these new customers. In the first quarter of fiscal 2005, we were selected by the U.S. National Reconnaissance Office (“NRO”) to provide operations, maintenance and support services for the agency’s global communications and information systems. This program has a potential value of $1 billion over ten years.

      Homeland Security Programs: Government Communications Systems is also focused on Homeland Security programs. As a leader in communications, information processing, network systems and surveillance, Harris has the capabilities to support emerging Homeland Security programs.

      Revenues, Backlog and Contracts: Revenues in fiscal 2004 for the Government Communications Systems segment increased 32 percent to $1,506 million from $1,137 million in fiscal 2003. Segment operating income increased 46 percent to $153 million from $105 million in fiscal 2003. This segment contributed 60 percent of our total revenues in fiscal 2004, 55 percent in fiscal 2003 and 50 percent in fiscal 2002. In fiscal 2004, approximately 30 percent of the revenues for this segment were under contracts with prime contractors and approximately 70 percent were direct with customers. Some of the Government Communications Systems segment’s significant programs by revenue in fiscal 2004 included Joint Strike Fighter, MCOM, FTI, GMD, IMN, F/ A-22 Raptor, FAB-T, MAF/ TIGER, AEHF, F/ A-18 E/ F Super Hornet and several classified programs. The largest program by revenue represented approximately 5 percent of this segment’s revenues for fiscal 2004 and fiscal 2003. The 10 largest programs by revenue represented approximately 30 percent of this segment’s revenues in fiscal 2004 and fiscal 2003. This segment currently has a diverse portfolio of approximately 250 programs, each having a value over $1 million. In fiscal 2004, U.S. Government customers, whether directly or through prime contractors, accounted for approximately 93 percent of this segment’s total revenues.

      The funded backlog of unfilled orders for this segment of our business was $463 million at July 30, 2004, compared with $389 million a year earlier. Substantially all this backlog is expected to be filled during the 2005 fiscal year.

      Most of the sales of the Government Communications Systems segment are made directly or indirectly to the U.S. Government under contracts or subcontracts containing standard government contract clauses providing for redetermination of profits, if applicable, and for termination for the convenience of the U.S. Government or for default of the contractor. This segment’s contracts include both cost-reimbursement and fixed-price contracts. Cost-reimbursement contracts provide for the reimbursement of allowable costs plus the payment of a fee. These contracts fall into three basic types: (i) cost-plus fixed-fee contracts, which provide for the payment of a fixed fee irrespective of the final cost of performance; (ii) cost-plus incentive-fee contracts, which provide for increases or decreases in the fee, within specified limits, based upon actual results compared to contractual targets relating to factors such as cost, performance and delivery schedule; and (iii) cost-plus award-fee contracts, which provide for the payment of an award fee determined at the discretion of the customer based upon the performance of the contractor against pre-established criteria. Under cost-reimbursement contracts, this segment is reimbursed periodically for allowable costs and is paid a portion of the fee based on contract progress.

      This segment’s fixed-price contracts are either firm fixed-price contracts or fixed-price incentive contracts. Under firm fixed-price contracts, this segment agrees to perform a specific scope of work for a fixed price and as a result, benefits from cost savings and carries the burden of cost overruns. Under fixed-price incentive contracts, this segment shares with the U.S. Government both savings accrued from contracts performed for less than target costs as well as costs incurred in excess of targets up to a negotiated ceiling price (which is higher than the target cost), but carries the entire burden of costs exceeding the negotiated ceiling price. Accordingly, under such incentive contracts, profit may also be adjusted up or down depending upon whether specified performance objectives are met. Under firm fixed-price and fixed-price incentive contracts, this segment usually receives either milestone payments equaling 100 percent of the contract price or monthly progress payments from the U.S. Government in amounts equaling 75 percent of costs incurred under U.S. Government contracts. The remaining amounts, including profits or incentive fees, are billed upon delivery and final acceptance of end items and deliverables under the contract. Fixed-price contracts generally have higher profit margins than cost-reimbursement contracts. Production contracts are mainly fixed-price contracts, and development contracts are generally cost-reimbursement contracts. For fiscal 2004, 68 percent of the revenues of this segment were generated from cost-reimbursement contracts and 32 percent were generated from fixed-price contracts. For a discussion of certain risks affecting this segment, see “Business — Principal Customers,” “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RF Communications
      RF Communications is a leading supplier of secure wireless voice and data communications products, systems and networks to the U.S. Department of Defense and other Federal and state agencies and to foreign government defense agencies, of which a significant portion is supported by the U.S. Government’s foreign military sales program. This segment supplies a comprehensive line of secure radio products and systems for man-portable, mobile, strategic fixed-site and shipboard applications. This segment develops and sells radio systems that are highly flexible, interoperable and capable of supporting the diverse mission requirements of our modern military. It also provides secure turnkey systems and products for embassy radio networks.

      RF Communication’s Falcon® II family of secure HF, VHF, UHF and multiband software-defined tactical radios shares common operation, logistics and accessories and is built on a software-defined radio platform that is reprogrammable to add features or software upgrades. Software-defined radio technology offers significantly increased flexibility in supporting a variety of wireless communications protocols. These radios also have military-strength embedded encryption and can be linked to computers, providing network capabilities on the battlefield.

      RF Communications is a recognized leader in embedded encryption. This segment’s SierraTM II cryptographic subsystem is a miniaturized programmable module that can be integrated into radios and other voice and data communications devices to encrypt classified information prior to transmission and storage. This segment’s encryption modules currently meet or exceed the highest security standards established by the U.S. Government.

      The War on Terrorism, as well as Homeland Defense operations, continue to drive positive results for this segment. In fiscal 2004, the business responded to urgent requirements for its industry-leading Falcon® II radios from a broad base of U.S. Government customers, including the Army’s 10th Mountain Division and 2nd Infantry Division, the Navy Seabees Construction Force, the Air Force and the Marine Corps. This segment has also provided tactical radios for forces being deployed to Iraq and Afghanistan as part of the Army rapid-fielding initiative. This segment’s radios are also becoming the standard of NATO and Partnership for Peace countries. Sales in fiscal 2004 were made to NATO members, including Belgium, Bulgaria, Denmark, Estonia, France, Germany, Hungary, Italy, Latvia, Lithuania, Norway, Poland, Romania, Slovenia, Turkey and the United Kingdom. Additionally, sales in fiscal 2004 were made to Abu Dhabi, Albania, Algeria, Armenia, Kuwait, Oman, Pakistan, Saudi Arabia, The Republic of Philippines, Tunisia, Uzbekistan and Venezuela.

      RF Communications has a key position on two significant next-generation tactical radio programs — the U.K. Ministry of Defence’s Bowman Tactical Radio Programme (“Bowman”) and the Joint Tactical Radio System (“JTRS”) program for the U.S. Under the terms of the Bowman contract with General Dynamics United Kingdom Limited, valued at approximately $245 million, this segment is expected to provide upwards of 10,000 high-frequency radio units over the course of the five-year program. Production for Bowman began in fiscal 2003. Under the JTRS program, the U.S. Department of Defense is developing a family of software programmable radios that share a common digital architecture that can be applied to multiple platforms and support multiple radio waveforms. This segment won a key position on the JTRS program during fiscal 2002 and is providing system design, development and production work for the first “Cluster” of a five-cluster development program that will provide advanced radio communications for all U.S. military forces. Cluster 1 will modernize the vehicular and rotary aircraft communications systems. The RF Communications segment was also selected to incorporate its SierraTM-based cryptographic subsystems into all radios to be manufactured under Cluster 1. The anticipated revenue from Cluster 1 of the JTRS program could be as much as $600 million through full production over 15 years.

      Revenues in fiscal 2004 for the RF Communications segment increased 32 percent over fiscal 2003 to $430 million from $326 million. Segment operating income increased 41 percent to $119 million in fiscal 2004 compared to $84 million in fiscal 2003. The RF Communications segment contributed 17 percent of our total revenues in fiscal 2004, 16 percent in fiscal 2003 and 14 percent in fiscal 2002. Approximately 47 percent of the sales of this segment were made outside of the United States in fiscal 2004. A significant portion of these sales were made to NATO and Partnership for Peace customers.

      In general, this segment’s domestic products are sold and serviced directly to customers through its sales organizations and through established distribution channels. Internationally, this segment markets and sells its products and services through regional sales offices and established distribution channels. See “Business — International Business.”

      The backlog of unfilled orders for this segment of our business was $331 million at July 30, 2004, compared with $346 million a year earlier. Approximately $197 million of the backlog of unfilled orders at July 30, 2004 is expected to be filled during fiscal 2005.

Microwave Communications
      Microwave Communications designs, manufactures and sells a broad range of digital microwave and millimeter-wave radios for use in worldwide wireless communications networks. Applications include cellular/mobile infrastructure connectivity; secure data networks; public safety transport for state, local and Federal government users; and right-of-way connectivity for utilities, pipelines, railroads and industrial companies. In general, wireless networks are constructed using microwave radios and other equipment to connect cell sites, fixed-access facilities, switching systems and other similar systems. For many applications, microwave and millimeter-wave systems offer a lower-cost highly-reliable alternative to competing transmission technologies such as fiber or “wired” systems. This segment’s microwave product line spans 2-38 GHz. Products offered by Microwave Communications include:

•	Constellation® medium-to-high-capacity family of point-to-point digital radios operating in the 6, 7/8 and 10/11 GHz frequencies, which are designed for network applications and which support both PDH and SONET platforms;
•	MegaStar® high-capacity, carrier-class digital point-to-point radio operating in the 5, 6, 7/8 and 11 GHz frequencies, with features designed to eliminate test equipment requirements and reduce network installation and operation costs and which conforms to PDH, SONET and SDH standards;
•	MicroStar® family of PDH digital point-to-point radios ranging from low-frequency/low-capacity products to high-frequency/medium-capacity systems in the 7-38 GHz frequency bands;

•	GalaxyTM family of digital point-to-point SONET/ SDH radios, which are designed for high-density urban applications;
•	AuroraTM family of spread-spectrum digital point-to-point radios designed to meet customer needs while operating in unlicensed frequency bands and which are well-suited for LAN/ WAN, mobile, private network and Internet access systems; and
•	ClearBurstTM MB point-to-multipoint digital radio system, which operates in the 3.5 and 10.5 GHz frequency bands and is suited for high-speed data and voice applications for small and medium enterprises and small office/home office customers, private network operators and Internet service providers seeking wireless “last mile” broadband access.

      During fiscal 2004, Microwave Communications introduced its next-generation microwave radio platform: the TRuepointTM family of microwave radios. TRuepointTM provides SDH and PDH in a single platform and is designed to meet the current and future needs of all network operators, including mobile, private network, government and access service providers. The unique architecture of the core platform reduces both capital expenditures and life cycle costs, while meeting all international and North American standards. The wide range of capacities, interfaces, modulation schemes, frequency and channel plans, and power levels are made available to meet the requirements of networks around the world.

      Microwave Communications is an industry leader in turnkey microwave systems and service capabilities, offering complete network and systems engineering support and services — a key discriminator for this segment in the microwave radio industry.

      Microwave Communications also offers a comprehensive network management system. Its NetBoss® integrated communications network management platform supports wireless, wireline and Internet service providers. The NetBoss® product portfolio provides fault management, performance management, service activation, billing mediation and OSS integration. The newest product offering is NetBoss® EM, an element manager. Following the sale of our TTS business during fiscal 2004, the NetBoss® network operations software product line has become part of the Microwave Communications segment and prior periods have been restated to reflect this change.

      Principal customers for Microwave Communications’ products and services include domestic and international cellular/mobile service providers, original equipment manufacturers, as well as private network users such as public safety agencies, utilities, pipelines, railroads and other industrial companies. This segment is the largest supplier of microwave radio systems in North America and one of the largest suppliers worldwide. Approximately 52 percent of the sales of this segment were made outside of North America in fiscal 2004. In general, this segment’s domestic products and services are sold directly to customers through its sales organizations and through established distribution channels. Internationally, this segment markets and sells its products and services through regional sales offices and established distribution channels. See “Business — International Business.”

      Revenues in fiscal 2004 for the Microwave Communications segment increased 11 percent from $298 million in fiscal 2003 to $330 million in fiscal 2004. This segment’s operating loss was $12 million in fiscal 2004, compared to an operating loss of $24 million in fiscal 2003. The Microwave Communications segment contributed 13 percent of our total revenues in fiscal 2004, 14 percent in fiscal 2003 and 17 percent in fiscal 2002.

      The backlog of unfilled orders for this segment of our business was $81 million at July 30, 2004, compared with $78 million a year earlier. Substantially all of this backlog is expected to be filled during the 2005 fiscal year.

Broadcast Communications
      Broadcast Communications serves the digital and analog television and radio infrastructure markets, both domestic and international, providing transmission, studio, software, automation and network management equipment and systems to over-the-air broadcasters and other service providers. Broadcast Communications is a leading developer, manufacturer and supplier of: (i) digital and analog radio and television broadcast encoding and transmission equipment, systems and services, (ii) radio and television studio equipment, and (iii) automation and network management equipment and systems enabling television stations, groups and networks to monitor and control hardware, software and related elements from a central location and otherwise to automate systems for television, over-the-air broadcast and cable and industrial applications.

      Principal customers for Broadcast Communications’ products and services include domestic and international television and radio broadcasters. Major products, systems and services offered by the Broadcast Communications segment include: digital solid-state AM, FM, VHF and UHF transmission systems; ATSC digital television, encoding, master control and monitoring systems; high-definition digital radio transmitters; analog radio and television transmission systems; studio broadcast equipment, including encoders, data interfaces, multiplexers, modulators and radio consoles; cable head-end systems; and automation systems, including device control hardware and software, wide-area automation solutions, newsroom automation to control content in real-time and media asset management systems. This segment, together with the Government Communications System segment, is supplying radio and television equipment and products for the Iraqi Media Network program.

      Broadcast Communications provided the nation’s first advanced digital television transmitter as well as the first commercial digital television application and is the market leader with respect to the U.S. digital standard known as “ATSC.” This segment is the industry’s leader in providing digital equipment to over-the-air broadcasters and is also expanding its efforts in the digital radio area and is developing the next wave of radio broadcasting equipment, including systems for digital high definition radio (HD RadioTM) and Digital Audio Broadcast and Digital Radio Mondiale international standards. During the fourth quarter of fiscal 2004, this segment received an order from Clear Channel Communications, the largest radio broadcaster in the U.S., for 17 HD RadioTM transmitters. Clear Channel also announced that it plans to roll out digital broadcasting equipment to 1,000 of its radio stations over the next 3 years.

      Broadcast Communications has provided digital television transmitters to many U.S. broadcasters as they comply with the U.S. Government-mandated transition from analog to digital television transmission. In connection with the transition of broadcasting from analog to digital technologies and the trend toward centralized operations, broadcasters have more opportunities to expand channel and service offerings and for automation of many processes. This segment is a leading supplier of automation solutions for broadcasters. This segment’s automation product offerings include master control-play-out systems for single-and multi-channel applications, wide-area automation solutions, media asset management systems, program management services and related support and training.

      Revenues for the Broadcast Communications segment decreased 9 percent from $315 million in fiscal 2003 to $287 million in fiscal 2004. Segment operating income was $8.1 million in fiscal 2004 and $8.0 million in fiscal 2003. The Broadcast Communications segment contributed 11 percent of our total revenues in fiscal 2004, 15 percent in fiscal 2003 and 19 percent in fiscal 2002. The Broadcast Communications segment is North America’s largest supplier of radio and television broadcast equipment. Approximately 39 percent of the sales of this segment were made outside of the United States in fiscal 2004.

      During the fourth quarter of fiscal 2004, the Broadcast Communications segment decided to exit its unprofitable TV systems integration business, which contributed approximately $13 million in revenue in fiscal 2004.

      In general, the segment’s domestic products are sold and serviced directly to customers through its sales organizations and through established distribution channels. Internationally, this segment markets and sells its products and services through regional sales offices and established distribution channels. See “Business — International Business.”

      The backlog of unfilled orders for this segment of our business was $105 million at July 30, 2004, compared with $93 million a year earlier. Substantially all of this backlog is expected to be filled during the 2005 fiscal year.

International Business

      Revenues in fiscal 2004 from products exported from the United States (including foreign military sales) or manufactured abroad were $507.5 million (20 percent of our total revenues), compared with $422.8 million (21 percent of our total revenues) in fiscal 2003 and $411.5 million (22 percent of our total revenues) in fiscal 2002. Our international sales include both direct exports from the United States and sales from foreign subsidiaries. Most of the international sales are derived from the Microwave Communications, RF Communications and Broadcast Communications segments. Direct export sales are primarily denominated in U.S. dollars, whereas sales from foreign subsidiaries are generally denominated in the local currency of the subsidiary. Exports from the United States, principally to Europe, Africa, the Middle East and Asia, totaled $308.6 million (61 percent of our international sales) in fiscal 2004, $222.7 million (53 percent of our international sales) in fiscal 2003 and $179.9 million (44 percent of our international sales) in fiscal 2002.

Foreign operations represented 8 percent of revenues in fiscal 2004, 10 percent of revenues in fiscal 2003 and 13 percent of revenues in fiscal 2002; and 16 percent of long-lived assets as of July 2, 2004 and 14 percent of long-lived assets as of June 27, 2003.

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

      We utilize indirect sales channels, including dealers, distributors and sales representatives, in the marketing and sale of some lines of products and equipment, both domestically and internationally. These independent representatives may buy for resale or, in some cases, solicit orders from commercial or governmental customers for direct sales by us. Prices to the ultimate customer in many instances may be recommended or established by the independent representative and may be on a basis which is above or below our list prices. These independent representatives generally receive a discount from our list prices and may mark-up those prices in setting the final sales prices paid by the customer. During fiscal 2004, revenues from indirect sales channels represented 6 percent of our total revenues and 30 percent of our international revenues, compared to revenues from indirect sales channels in fiscal 2003 representing 8 percent of our total revenues and 35 percent of our international revenues.

      Fiscal 2004 revenues came from a large number of foreign countries, no one of which accounted for 5 percent or more of our total revenues. Certain of our exports are paid for by letters of credit, with the balance carried either on an open account or installment note basis. Advance payments, progress payments or other similar payments received prior to or upon shipment often cover most of the related costs incurred. Performance guarantees by us are generally required on significant foreign government contracts. In order to stay competitive in international markets, we also enter into recourse and vendor financing to facilitate sales to certain customers.

      The particular economic, social and political conditions for business conducted outside the U.S. differ from those encountered by domestic businesses. Our management believes that the overall business risk for the international business as a whole is somewhat greater than that faced by its domestic operations as a whole. A description of the types of risks to which we are subject in international business is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Nevertheless, in the opinion of our management, these risks are offset by the diversification of the international business and the protection provided by letters of credit and advance payments. Financial information regarding our domestic and international operations is contained in Note 23: Business Segments in the Notes to Consolidated Financial Statements.

Competition

      We operate in highly competitive markets that are sensitive to technological advances. Although successful product and systems development is not necessarily dependent on substantial financial resources, some of our competitors in each of our businesses are larger than we are and can maintain higher levels of expenditures for research and development. In each of our businesses we concentrate on the market opportunities that our management believes are compatible with our resources, overall technological capabilities and objectives. Principal competitive factors in these businesses are cost-effectiveness, product quality and reliability, technological capabilities, service, ability to meet delivery schedules and the effectiveness of dealers in international areas.

      In the Government Communications Systems segment principal competitors include: Boeing, Lockheed Martin, General Dynamics, Northrop Grumman, Raytheon, L-3 Communications, ITT Industries, Computer Sciences and SAIC. The on-going consolidation of the U.S. and global defense, space and aerospace and related industries continues to intensify competition. Consolidation among U.S. defense and aerospace companies has resulted in a reduction in the number of principal prime contractors. As a result of this consolidation, we frequently “partner” with companies which are, from time to time, competitors on other programs.

      In the RF Communications segment competitors include: Thales, General Dynamics, ITT Industries, Raytheon, Rhode & Schwarz, and Tadiran.

      In the Microwave Communications segment competitors include: Alcatel, Stratex Networks, Ericsson, NEC, Nera, Siemens, Nokia, Fujitsu, as well as other companies which are in the development stage. Several of our competitors are original equipment manufacturers through which we sometimes distribute and sell products and services to end-users.

      In the Broadcast Communications segment competitors include: Broadcast Electronics, Encoda Systems, NEC, Rhode & Schwarz, Thales, as well as other private companies and divisions of large companies.

Principal Customers

      Sales to the U.S. Government, which is our only customer accounting for 2 percent or more of total revenues, were 66 percent, 62 percent and 55 percent of our total revenues in fiscal 2004, 2003 and 2002, respectively. Our U.S. Government sales are predominantly derived from contracts with agencies of, and prime contractors to, the U.S. Government. U.S. Government contracts are terminable at the convenience of the U.S. Government, as well as for default. Companies engaged in supplying goods and services to the U.S. Government are dependent on Congressional appropriations and administrative allotment of funds and may be affected by changes in U.S. Government policies resulting from various military and political developments. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods become unavailable. Under contracts terminable at the convenience of the U.S. Government, a contractor is entitled to receive payments for its allowable costs and, in general, the proportionate share of fees or earnings for the work done. Contracts that are terminable for default generally provide that the U.S. Government pays only for the work it has accepted and may require the contractor to pay for the incremental cost of reprocurement and may hold the contractor liable for damages. In many cases, there is also additional uncertainty relating to the complexity of designs, necessity for design improvements and difficulty in forecasting costs and schedules when bidding on developmental and highly sophisticated technical work. For further discussion of risks relating to U.S. Government contracts, see “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Backlog

      Our funded backlog of unfilled orders was approximately $962 million at July 30, 2004, $891 million at July 25, 2003 and $886 million at July 26, 2002. The determination of backlog involves substantial estimating, particularly with respect to customer requirements contracts and long-term contracts of a cost-reimbursement or incentive nature.

      We define funded backlog as the value of contract awards received from the U.S. Government for which the U.S. Government has appropriated funds and the appropriating agency has given us authorization to spend these funds under the contract, plus the amount of contract awards and orders received from customers other than the U.S. Government which have yet to be recognized as revenues. We expect to fill approximately 85 percent of our current funded backlog in fiscal 2005. However, there can be no assurance that our funded backlog will become sales in any particular period, if at all. Our funded backlog does not include the full amount of our contract awards, including those pertaining to multi-year, cost-reimbursable contracts, which are generally funded on an annual basis. Funded backlog also excludes the sales amount of unexercised contract options that may be exercised by customers under existing contracts and the sales amount of purchase orders that may be issued under indefinite quantity contracts or basic ordering agreements. Backlog is subject to delivery delays or program cancellations, which are beyond our control.

Research, Development and Engineering

      Our businesses require substantial commitment of resources to maintain significant positions in the markets we serve. Research, development and engineering expenditures totaled approximately $841 million in fiscal 2004, $600 million in fiscal 2003 and $517 million in fiscal 2002.

      Company-sponsored research and product development costs, which included research and development for commercial products and independent research and development related to government products and services, were approximately $111 million in fiscal 2004, $100 million in fiscal 2003 and $105 million in fiscal 2002. The portion of total research, development and engineering expenditures not company-sponsored was funded by U.S. Government and commercial customers and is included in our revenues. Company-funded research is directed to the development of new products and to building technological capability in selected communications and electronic systems markets. U.S. Government-funded research helps strengthen and broaden our technical capabilities. Almost all of our segments maintain their own engineering and new product development departments, with scientific assistance provided by advanced-technology departments. We currently employ about 5,000 engineers and scientists and are continuing efforts to make the technologies developed in any of our business segments available for all other business segments.

Patents and Intellectual Property

      We consider our patents and other intellectual property rights, in the aggregate, to constitute an important asset. We own a large and valuable portfolio of patents, trade secrets, confidential information, trademarks, copyrights and other intellectual property. We also license intellectual property to and from third parties. As of July 2, 2004, we held approximately 638 U.S. patents and 136 foreign patents, and had approximately 372 U.S. patent applications pending and 813 foreign patent applications pending. However, we do not consider our business or any business segment to be materially dependent upon any single patent, license or other intellectual property rights, or any group of related patents or other intellectual property rights. We are engaged in a pro-active patent licensing program and have entered into a number of unilateral license and cross-license agreements, some of which generate royalty income. Although existing license agreements have generated income in past years and may do so in the future, there can be no assurances we will enter into additional income-producing license agreements. With regard to patents relating to our Government Communications Systems segment, the U.S. Government often has an irrevocable, non-exclusive, royalty-free license, pursuant to which the U.S. Government may use or authorize others to use the inventions covered by such patents. Pursuant to similar arrangements, the U.S. Government may consent to our use of inventions covered by patents owned by other persons. Numerous trademarks used on or in connection with our products are also considered to be a valuable asset.

Environmental and Other Regulations

      Our manufacturing facilities, in common with those of industry in general, are subject to numerous laws and regulations designed to protect the environment, particularly with regard to wastes and emissions. We believe that we have complied with these requirements and that such compliance has not had a material adverse effect on our business or financial condition. Expenditures to protect the environment and to comply with current environmental laws and regulations over the next several years are not expected to have a material impact on our competitive or financial position. If future laws and regulations contain more stringent requirements than presently anticipated, actual expenditures may be higher than our present estimates of those expenditures. We have installed waste treatment facilities and pollution control equipment to satisfy legal requirements and to achieve our waste minimization and prevention goals. We did not spend material amounts on environmental capital projects in fiscal 2004, 2003 or 2002. A portion of our environmental expenditures relates to discontinued operations for which we have retained certain environmental liabilities. We currently expect that amounts to be spent for environmental-related capital projects will not be material in fiscal 2005. These amounts may increase in future years. Additional information regarding environmental matters is set forth in “Legal Proceedings” and in Note 1: Significant Accounting Policies in the Notes to Consolidated Financial Statements.

      Radio communications are also subject to governmental regulation. Equipment produced by our Broadcast Communications and Microwave Communications segments, in particular, is subject to domestic and international requirements to avoid interference among users of radio and television frequencies and to permit interconnection of telecommunications equipment. We believe that we have complied with such rules and regulations with respect to our existing products, and we intend to comply with such rules and regulations with respect to our future products. Reallocation of frequency spectrum also could impact our business, financial condition and results of operations.

Raw Materials and Supplies

      Because of the diversity of our products and services, as well as the wide geographic dispersion of our facilities, we use numerous sources for the wide array of raw materials (such as electronic components, metals and plastics) needed for our operations and for our products. We are dependent upon suppliers and subcontractors for a large number of components and the ability of our suppliers and subcontractors to meet performance and quality specifications and delivery schedules. In some instances, we are dependent upon one or a few sources, either because of the specialized nature of a particular item or because of domestic preference requirements pursuant to which we operate on a given project. While we have been affected by financial and performance issues of some of our suppliers and subcontractors, we have not been materially adversely affected by the inability to obtain raw materials or products.

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

Employees

      As of July 2, 2004, we employed approximately 10,900 people compared with approximately 10,000 employees at the end of fiscal 2003. Approximately 10,000 employees are located in the United States. Approximately 1,300 employees are employed in the RF Communications segment, 1,100 in the Microwave Communications segment, 1,000 in the Broadcast Communications segment and 7,000 in the Government Communications Systems segment, with the remainder employed in headquarters or other support or service functions. During the first quarter of fiscal 2005 we completed the acquisition of The Orkand Corporation, adding an additional 1,000 employees to the Government Communications Systems segment. None of our employees in the United States is represented by a labor union; however, in certain international subsidiaries, our employees are represented by workers’ councils or statutory labor unions. In general, we believe that our relations with our employees are good.

Website Access to Harris’ Reports; Available Information

      We maintain an Internet website at http://www.harris.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). We will also provide the reports in electronic or paper form free of charge upon request. We also make available free of charge on our website, our annual report to shareholders and proxy statement. Our Internet website and the information posted therein is not incorporated into this Annual Report or any other report that we file with or furnish to the SEC. All reports we file with or furnish to the SEC are also available free of charge via EDGAR through the SEC’s web site at http://www.sec.gov.

      Additional information relating to our businesses, including our operating segments, is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 2.     PROPERTIES.

      Our principal executive offices are located at owned facilities in Melbourne, Florida. We operate approximately 78 office and manufacturing facilities in the United States, Canada, Europe, Central and South America and Asia, consisting of about 5.1 million square feet of manufacturing, administrative, warehousing, engineering and office space, of which about 4.1 million square feet are owned and about 1 million square feet are leased. There are no major encumbrances on any of our facilities. Our leased facilities are for the most part occupied under leases for terms ranging from one month to 13 years, a majority of which can be terminated or renewed at no longer than five-year intervals at our option. As of July 2, 2004, the locations and floor space of our principal offices and manufacturing facilities in productive use were as follows:

		Approximate	Approximate
		Sq. Ft. Total	Sq. Ft. Total
Location	Major Activities	Owned	Leased

Government Communications Systems:
• Palm Bay, Florida	Office/ Manufacturing	1,819,624	93,788
• Melbourne, Florida	Office/ Manufacturing	605,409	68,071
• Malabar, Florida	Office/ Manufacturing	299,081	—
• Alexandria, Virginia	Office	—	54,944
• Bellevue, Nebraska	Office/ Manufacturing	—	54,847
• Chantilly, Virginia	Office	—	51,009
• Annapolis Junction, Maryland	Office/ Manufacturing	—	40,587
• Colorado Springs, Colorado	Office/ Manufacturing	—	37,690
• Calgary, Canada	Office/ Manufacturing	—	26,030
• Long Beach, California	Office/ Manufacturing	—	14,456
• Other	Office/ Manufacturing	—	29,595

		2,724,114	471,017
RF Communications:
• Rochester, New York	Office/ Manufacturing	504,656	29,600
• Winnersh, United Kingdom	Office	—	20,806
• Annapolis Junction, Maryland	Office/ Manufacturing	—	10,007
• Other	Office/ Manufacturing	—	14,210

		504,656	74,623
Microwave Communications:
• San Antonio, Texas	Office/ Manufacturing	184,422	—
• Montreal, Canada	Office/ Manufacturing	—	113,846
• Redwood Shores, California	Office/ Manufacturing	—	50,402
• Durham, North Carolina	Office/ Manufacturing	—	42,174
• Melbourne, Florida	Office/Manufacturing	29,270	—
• Shenzhen, China	Office/ Manufacturing	—	27,706
• Chatenay-Malabry, France	Office/ Manufacturing	—	20,580
• Mexico City, Mexico	Office/ Manufacturing	—	9,795
• Other	Office	—	18,956

		213,692	283,459
Broadcast Communications:
• Quincy, Illinois	Office/ Manufacturing	213,710	34,000
• Mason, Ohio	Office/ Manufacturing	118,384	—
• Wien, Austria	Office/ Manufacturing	—	60,375
• Huntingdon, United Kingdom	Office/ Manufacturing	—	58,393
• Sunnyvale, California	Office	—	35,552
• Rennes, France	Office/ Manufacturing	—	8,933
• Other	Office/ Manufacturing	—	13,197

		332,094	210,450
Corporate:
• Melbourne, Florida	Office	325,279	961
• Other	Office	—	4,000

		325,279	4,961

		4,099,835	1,044,510

      In the opinion of management, our facilities, whether owned or leased, are suitable and adequate for their intended purposes and have capacities adequate for current and projected needs. While we do have some unused or under-utilized facilities, they are not considered significant. We continuously review our anticipated requirements for facilities and will from time to time acquire additional facilities, expand existing facilities, and dispose of existing facilities or parts thereof, as management deems necessary. For more information about our lease obligations, see Note 19: Lease Commitments in the Notes to Consolidated Financial Statements. Our facilities and other properties are generally maintained in good operating condition.

ITEM 3.	LEGAL PROCEEDINGS.

      General. From time to time, as a normal incident of the nature and kind of businesses in which we are engaged, various claims or charges are asserted and litigation commenced against us arising from or related to: product liability; personal injury; patents, trademarks or trade secrets; labor and employee disputes; commercial or contractual disputes; the sale or use of products containing asbestos; breach of warranty; or environmental matters. Claimed amounts may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. While it is not feasible to predict the outcome of these matters with certainty, and some lawsuits, claims or proceedings may be disposed or decided unfavorably to us, based upon available information, in the opinion of management, settlements and final judgments, if any, which are considered probable of being rendered against us in existing litigation or arbitration are reserved against, covered by insurance or would not have a material adverse effect on our financial position, results of operations or cash flows.

      U.S. Government Business. U.S. Government contractors, such as us, engaged in supplying goods and services to the U.S. Government and its various agencies, are dependent on Congressional appropriations and administrative allotment of funds and may be affected by changes in U.S. Government policies. U.S. Government contracts typically involve long lead times for design and development, are subject to significant changes in contract scheduling and may be unilaterally modified or cancelled by the U.S. Government. Often these contracts call for successful design and production of complex and technologically advanced products or systems. We may participate in supplying goods and services to the U.S. Government as either a prime contractor or as a subcontractor to a prime contractor. Disputes may arise between the prime contractor and the U.S. Government and the prime contractor and its subcontractors and may result in litigation between the contracting parties.

      As a defense contractor, our contract costs are audited and reviewed on a continual basis by the Defense Contract Audit Agency. In addition to these routine audits, from time to time, we may, either individually or in conjunction with other U.S. Government contractors, be the subject of audits and investigations by other agencies of the U.S. Government. These audits and investigations are conducted to determine if our performance and administering of our U.S. Government contracts are compliant with applicable contractual requirements, procurement and other applicable Federal statutes and regulations. These investigations may be conducted without our knowledge. We are unable to predict the outcome of such investigations or to estimate the amounts of resulting claims or other actions that could be instituted against us, our officers or employees. Under present U.S. Government procurement regulations, if indicted or adjudged in violation of procurement or other Federal civil laws, a contractor, such as us, or one or more of our operating divisions or subdivisions, could be subject to fines, penalties, repayments or compensatory or treble damages. U.S. Government regulations also provide that certain findings against a contractor may lead to suspension or debarment from eligibility for awards of new U.S. Government contracts for up to three years. In addition, a U.S. Government contractor’s export privileges could be suspended or revoked. Suspension or debarment could have a material adverse effect on us because of our reliance on U.S. Government contracts.

      International. As an international company, we are, from time to time, the subject of investigations relating to our international operations, including under the U.S. Foreign Corrupt Practices Act and similar U.S. and international laws.

      Environmental. We are subject to numerous Federal, state and foreign environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities. From time to time we receive notices from the U.S. Environmental Protection Agency and equivalent state or foreign environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent legislation. Such notices assert potential liability for cleanup costs at various sites, which include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. We have been named as a potentially responsible party at 14 such sites, excluding sites as to which our records disclose no involvement or as to which our liability has been finally determined. While it is not feasible to predict the outcome of many of these proceedings, in the opinion of our management, any payments we may be required to make as a result of currently existing claims will not have a material adverse effect on our financial condition or our business taken as a whole. Additional information regarding environmental matters is set forth in Note 1: Significant Accounting Policies in the Notes to Consolidated Financial Statements, which Note is incorporated herein by reference.

      Other Matters. We previously filed a patent infringement claim against Ericsson, Inc. in the U.S. Federal District Court for the Northern District of Texas. On October 29, 2002, a jury rendered a verdict in our favor against Ericsson, Inc. and its parent company. The jury awarded us approximately $61 million in compensatory damages and found that Ericsson’s conduct was “willful.” Following such verdict, we filed a motion to enhance the damages based upon the finding of willfulness, and Ericsson filed motions: (i) to decrease the damage award, (ii) to order a new trial, and (iii) for non-infringement and invalidity of the relevant patent notwithstanding the jury’s verdict. On July 17, 2003, the Court issued a ruling on these motions denying Ericsson’s motions for non-infringement and invalidity of the patent, but did rule that unless we agreed to a lowered damage award of $43 million in compensatory damages, it was granting Ericsson’s motion for a new trial on the issue of damages. We agreed to the lowered damages and thus, a judgment was entered for us in the amount of $43 million plus $1 million for enhanced damages and $1 million for attorneys’ fees, as well as pre-judgment interest, which we currently estimate to be approximately $8 million. During the second quarter of fiscal 2004, Ericsson appealed the judgment of the District Court. We have filed a cross appeal seeking to increase the amount of enhanced damages. The briefing for the appeal was completed in the second quarter of fiscal 2004.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted by us to a vote of our security holders during the fourth quarter of fiscal 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The name, age, executive office, position held with us, and principal occupation and employment during at least the past 5 years for each of our executive officers as of August 28, 2004, are as follows:

Name and Age	Executive Office Currently Held and Past Business Experience

Howard L. Lance, 48	Chairman of the Board, President and Chief Executive Officer since June 2003. President and Chief Executive Officer since January 2003. Formerly President of NCR Corporation and Chief Operating Officer of its Retail and Financial Group from July 2001 until October 2002. Prior to July 2001, Mr. Lance served for 17 years with Emerson Electric Company, where he held increasingly senior management positions with different divisions of the company, and was named Executive Vice President for Emerson’s Electronics and Telecommunications businesses in 1999.

Bryan R. Roub, 63	Senior Vice President and Chief Financial Officer since October 1993. Senior Vice President — Finance, July 1984 to October 1993. Formerly with Midland-Ross Corporation in the capacities of: Executive Vice President — Finance, 1982 to 1984; Senior Vice President, 1981 to 1982; Vice President and Controller, 1977 to 1981; and Controller, 1973 to 1977.

Robert K. Henry, 57	Senior Vice President of Harris since March 2003. President — Government Communications Systems Division since July 1999. Vice President — General Manager of the Communications Systems Division of the Electronic Systems Sector from November 1997 to July 1999. Formerly with Sanders, a Lockheed Martin company, in various capacities of increasing responsibility, including: Vice President of Engineering from May 1997 to November 1997; and Vice President — General Manager Information Systems from June 1995 to April 1997. Technical Operations Director, Martin Marietta from 1993 to June 1995. Business Interface South Manager, GE Aerospace, 1990 to 1993.

Richard L. Ballantyne, 64	Vice President — General Counsel and Secretary since November 1989. Formerly Vice President — General Counsel and Secretary, Prime Computer, Inc., 1982 to 1989.

Guy M. Campbell, 57	President — Microwave Communications Division since September 2003. Formerly Vice President, Commercial Systems, Sarnoff Corporation in 2002, Chief Executive Officer and President, Andrew Corporation 2000-2001 and Group President, 1999. Prior to 1999, Mr. Campbell served for 25 years with Ericsson, Inc., where he held various management positions with increasing responsibility.

Name and Age	Executive Office Currently Held and Past Business Experience

James L. Christie, 52	Vice President — Controller since October 1999. Vice President — Acting Controller from July 1999 to October 1999. Vice President — Internal Audit, August 1992 to June 1999. Director — Internal Audit, 1986 to 1992. Formerly Director — Internal Audit and Division Controller at Harris Graphics Corporation, 1985 to 1986. Mr. Christie joined Harris in 1978 and has held various positions of increasing responsibility.

Nick E. Heldreth, 62	Vice President — Human Resources and Corporate Relations since July 1996. Vice President — Human Resources since June 1986. Formerly Vice President — Personnel and Industrial Relations, Commercial Products Division, Pratt & Whitney and various related assignments with United Technologies Corporation, 1974 to 1986.

Chester A. Massari, 62	President — RF Communications Division since July 1999. Vice President — General Manager of the RF Communications Division of the Communications Sector from January 1997 to July 1999. Vice President — General Manager of the Broadcast Division of the Communications Sector from September 1995 to January 1997. Mr. Massari has been with Harris since 1970 and has held various positions of increasing responsibility.

Gary L. McArthur, 44	Vice President — Corporate Development since January 2001. Director — Corporate Development from March 1997 to December 2000. Formerly, Chief Financial Officer of 3D/ EYE Inc. from 1996 to 1997. Executive Director — Mexico, Nextel from 1995 to 1996. Director — Mergers and Acquisitions, Nextel from 1993 to 1995. Prior to 1993 Mr. McArthur held various positions with Lehman Brothers, Inc., Cellcom Corp. and Deloitte & Touche.

David S. Wasserman, 61	Vice President — Treasurer since January 1993. Vice President — Taxes, 1987 to 1993. Formerly Senior Vice President, Midland-Ross Corporation, 1979 to 1987.

Jeremy C. Wensinger, 41	President — Broadcast Communications Division since May 2004. Vice President and General Manager of Harris Technical Services Corporation from 1999 to May 2004. Mr. Wensinger joined Harris in 1989 and has held various positions of increasing responsibility.

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

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

      Our common stock, par value $1.00 per share, is listed and traded on the New York Stock Exchange, Inc. (“NYSE”), under the ticker symbol “HRS,” and also is traded on the Boston, Chicago and Philadelphia Stock Exchanges and through the Intermarket Trading System. According to the records of our transfer agent, as of August 20, 2004, there were approximately 7,853 holders of record of our common stock. The high and low sales prices as reported in the consolidated transaction reporting system and the dividends paid on our common stock for each quarterly period in our last two fiscal years are reported below:

			Cash
	High	Low	Dividends

Fiscal 2004
First Quarter	$36.55	$28.70	$0.10
Second Quarter	$39.48	$34.05	0.10
Third Quarter	$50.93	$37.90	0.10
Fourth Quarter	$51.19	$42.37	0.10

			$0.40

			Cash
	High	Low	Dividends

Fiscal 2003
First Quarter	$37.20	$29.46	$0.08
Second Quarter	$34.85	$24.09	0.08
Third Quarter	$31.98	$25.35	0.08
Fourth Quarter	$32.82	$26.85	0.08

			$0.32

      On August 20, 2004, the last sale price of our common stock as reported in the consolidated transaction reporting system was $46.71 per share.

Dividends

      The dividends paid on our common stock for each quarter in our last two fiscal years are set forth in the tables above. On August 28, 2004, our Board of Directors increased our annual dividend rate from $0.40 per share to $0.48 per share and declared a quarterly cash dividend of $0.12 per share, which will be paid on September 17, 2004 to holders of record on September 8, 2004. This increase followed the increase of our annual dividend rate from $0.20 per share to $0.32 per share in August of 2002 and from $0.32 per share to $0.40 per share in August of 2003. We have paid cash dividends every year since 1941 and currently expect that cash dividends will continue to be paid in the near future; however, there can be no assurances that this will be the case. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant.

Issuer Repurchases of Equity Securities

      During fiscal 2004, we repurchased 1,304,400 shares of our common stock at an average price per share of $43.25. During fiscal 2003, we repurchased 217,500 shares of our common stock at an average price per share of $27.36. We currently expect that we will repurchase shares of our common stock to offset the dilutive effect of shares issued under our stock incentive plans. Additionally, if warranted, we will consider accelerating our repurchases.

      The following table sets forth information with respect to repurchases by us of common stock during the fiscal quarter ended July 2, 2004:

			Total number of	Maximum number
			shares purchased as	of shares that may
			part of publicly	yet be purchased
	Total number of	Average price	announced plans or	under the plans or
Period*	shares purchased	paid per share	programs (1)	programs (1)

Month #1

(April 3, 2004 - May 2, 2004) Repurchase program(1)	100,000	$45.19	100,000	3,420,000

Month #2

(May 3, 2004 - May 31, 2004) Repurchase program(1)	200,000	$43.94	200,000	3,220,000
Employee transactions(2)	108,048	$44.63	n/a	n/a

Month #3

(June 1, 2004 - July 2, 2004) Repurchase program(1)	None	None	None	3,220,000
Employee transactions(2)	1,968	$49.55	n/a	n/a

Total	410,016	$44.46	300,000	3,220,000

*	Periods represent our fiscal months.

(1)	On October 22, 1999, we announced that our Board of Directors approved a share repurchase program which authorizes us to repurchase up to 15 million shares through open-market transactions, in negotiated block transactions or pursuant to tender offers. Pursuant to the terms of this 1999 program, as of April 27, 2004, we had authority to repurchase an additional 520,000 shares. On April 27, 2004, we announced that our Board of Directors approved a share repurchase program which authorizes us to repurchase an additional three million shares through open-market transactions or in negotiated block transactions. This new program does not have an expiration date. The maximum number of shares that may yet be purchased under our currently authorized repurchase programs as of July 2, 2004 is 3,220,000. All repurchases made in the quarter ended July 2, 2004, under these programs were made in open-market transactions. As a matter of policy, we do not repurchase shares during the period beginning two weeks prior to the end of a fiscal quarter and ending two days following the public release of earnings and financial results for such fiscal quarter.

(2)	Represents shares delivered to us in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised stock options. Our equity incentive plans provide that the value of such shares delivered to us or withheld shall be the closing price of our common stock on the date the relevant transaction occurs.

Equity Compensation Plan Information

      We currently maintain two equity compensation plans that provide for the issuance of our common stock or options to acquire shares of our common stock to our directors, officers and employees: the Harris Corporation 2000 Stock Incentive Plan and the Harris Corporation Stock Incentive Plan. Each of these plans was approved by our shareholders. The following table provides information as of July 2, 2004 about our common stock that may be issued upon the exercise of options, warrants and rights under these equity compensation plans:

Equity Compensation Plan Information

Number of shares remaining
	Number of shares to be		available for future issuance
	issued upon exercise of	Weighted-average exercise	under equity compensation
	outstanding options,	price of outstanding	plans (excluding securities
	warrants and rights	options, warrants and rights	reflected in column (a))
Plan Category	(a)	(b)(2)	(c)

Equity compensation plans approved by stockholders(1)	3,747,314	$32.42	6,594,187

Equity compensation plans not approved by stockholders	-0-	N/A	-0-

Total	3,747,314	$32.42	6,594,187

(1)	Includes outstanding options for 6,171 shares of our common stock that were assumed in connection with our acquisition of WavTrace, Inc. in fiscal 2001. No additional awards can be granted under the plans pursuant to which these options were initially issued.

(2)	Under the Harris Corporation 2000 Stock Incentive Plan, we may grant an aggregate of not more than 2,500,000 shares in the form of performance share awards, restricted stock awards, or other similar types of share awards. As of July 2, 2004, there were issued and outstanding 311,666 shares of such awards under this plan. Because there is no exercise price associated with performance share awards or restricted share awards, such shares are not included in the weighted average price calculation.

     See Note 15: Stock Options and Awards in the Notes to Consolidated Financial Statements for a general description of the Harris Corporation Stock Incentive Plan and the Harris Corporation 2000 Stock Incentive Plan.

ITEM 6.	SELECTED FINANCIAL DATA.

      The following table summarizes our selected historical financial information for each of the last five fiscal years. All amounts presented have been restated on a continuing operations basis. Discontinued operations are more fully discussed in Note 2: Discontinued Operations in the Notes to Consolidated Financial Statements. The selected financial information shown below has been derived from our audited consolidated financial statements, which for data presented for fiscal years 2004 and 2003 are included elsewhere in this Annual Report. This table should be read in conjunction with our other financial information, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to Consolidated Financial Statements, included elsewhere in this Annual Report.

	Fiscal Years Ended

	2004(1)	2003(2)	2002(3)	2001(4)	2000(5)

	(In millions, except per share amounts)
Revenue from product sales and services	$2,518.6	$2,060.6	$1,835.8	$1,871.0	$1,684.1
Cost of product sales and services	1,888.3	1,543.2	1,353.4	1,384.8	1,290.7
Interest expense	24.5	24.9	26.7	34.8	25.2
Income from continuing operations before income taxes	180.0	108.2	131.7	78.8	17.4
Income taxes	54.3	37.9	44.7	53.3	5.2
Income from continuing operations	125.7	70.3	87.0	25.5	12.2
Discontinued operations net of income taxes	7.1	(10.8)	(4.4)	(4.1)	5.8
Net income	132.8	59.5	82.6	21.4	18.0
Average shares outstanding (diluted)	66.9	66.4	66.3	67.0	73.4
Per share data (diluted):
Income from continuing operations	1.88	1.06	1.31	.38	.17
Discontinued operations	.11	(.16)	(.06)	(.06)	.08
Net income	1.99	.90	1.25	.32	.25
Cash dividends	.40	.32	.20	.20	.39
Net working capital	1,011.0	847.1	694.8	721.8	1,039.8
Net plant and equipment	283.3	281.6	262.1	272.2	286.0
Long-term debt	401.4	401.6	283.0	384.4	382.6
Total assets	2,225.8	2,075.3	1,855.4	1,951.9	2,313.8
Shareholders’ equity	1,278.8	1,183.2	1,149.9	1,115.2	1,374.3
Book value per share	19.28	17.82	17.33	16.94	19.93

(1)	Results for fiscal 2004 include an $8.0 million after-tax ($0.12 per share) charge related to cost-reduction actions taken in our Microwave Communications and Broadcast Communications segments, a $5.8 million after-tax ($0.09 per share) loss and a $4.4 million after-tax ($0.07 per share) gain in two unrelated patent infringement cases, a $3.4 million after-tax ($0.05 per share) write-down of our interest in Teltronics, Inc., a $3.0 million after-tax ($0.04 per share) gain from the reversal of a previously established reserve for the consolidation of our Broadcast Communications segment’s European operations and a $3.3 million after-tax ($0.05 per share) income tax benefit from the settlement of a foreign tax audit.

(2)	Results for fiscal 2003 include a $12.2 million after-tax ($0.18 per share) gain on the sale of our minority interest in our LiveTV, LLC joint venture, a $5.6 million after-tax ($0.09 per share) write-down of inventory related to our exit from unprofitable products and the shutdown of our Brazilian manufacturing plant in our Microwave Communications segment, an $8.1 million after-tax ($0.12 per share) charge related to our disposal of assets remaining from our telecom switch business and a $10.8 million after-tax ($0.16 per share) charge for cost-reduction measures taken in our Microwave Communications and Broadcast Communications segments as well as our corporate headquarters.

(3)	Results for fiscal 2002 include a $10.4 million after-tax ($0.15 per share) charge in our Microwave Communications segment related to cost-reduction actions taken in its international operations and collection losses related to the bankruptcy of a customer in Latin America, a $6.8 million after-tax ($0.10 per share) gain on the sale of our minority interest in our GE Harris Energy Control Systems, LLC joint venture and a $6.6 million after-tax ($0.10 per share) write-down of our investment interest in Terion, Inc.

(4)	Results for fiscal 2001 include a $73.5 million after-tax ($1.10 per share) charge for the write-off of purchased in-process research and development, a $21.7 million after-tax ($0.32 per share) gain on the sale of our minority interest in our GE-Harris Railway Electronics, LLC joint venture and a $13.1 million after-tax ($0.20 per share) write-down of marketable securities.

(5)	Results for fiscal 2000 include a $28.7 million after-tax ($0.39 per share) charge for restructuring expenses and a $7.5 million ($0.10 per share) write-off of purchased in-process research and development.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

      The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand Harris. MD&A is provided as a supplement to, should be read in conjunction with and is qualified in its entirety by reference to, our Consolidated Financial Statements and related Notes to Consolidated Financial Statements (“Notes”) appearing elsewhere in this Annual Report. Except for the historical information contained here, the discussions in the MD&A contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under “Forward-Looking Statements and Factors that May Affect Future Results.”

      The following is a list of the sections of MD&A, together with our perspective on the contents of these sections of MD&A, which we hope will make reading these pages more productive. MD&A includes the following sections:

•	Business Considerations — a general description of our businesses; the value drivers of our businesses and our strategy for achieving value; measurements and fiscal 2004 highlights; and industry-wide opportunities, challenges and risks that are relevant to Harris in the government and defense, telecommunications equipment and broadcast industries.
•	Operations Review — an analysis of our consolidated results of operations and of the results in each of our four operating segments, to the extent the operating segment results are material to an understanding of our business as a whole, for the three years presented in our financial statements, our outlook and discontinued operations.
•	Liquidity, Capital Resources and Financial Strategies — an analysis of cash flows, common stock repurchases, dividend policy, capital structure and resources, contractual obligations, off-balance sheet arrangements, commercial commitments, financial risk management, impact of foreign exchange and impact of inflation.
•	Application of Critical Accounting Policies — a discussion of accounting policies that require critical judgments and estimates, and of accounting pronouncements that have been issued but not yet implemented by us and their potential impact.
•	Forward-Looking Statements and Factors that May Affect Future Results — cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.

BUSINESS CONSIDERATIONS

General

      We are an international communications technology company focused on providing assured communications products, systems and services for government and commercial customers. Our four operating divisions serve markets for government communications, secure tactical radio, microwave and broadcast systems. Our company generates revenues, income and cash flows by developing, manufacturing and selling communications products as well as providing services that are related to those products. We generally sell products and services directly to our customers, the largest of which is the U.S. Government and its prime contractors; however, we do utilize agents and distributors to sell some products and services, especially in international markets.

      We changed our segment reporting structure effective May 28, 2004, in conjunction with the sale of our TTS product line. The TTS product line was formerly part of the Network Support segment. As a result of the sale, our Consolidated Financial Statements and Notes report the TTS product line as discontinued operations, and accordingly, prior periods have been restated. We also have eliminated the Network Support segment as a separate reportable segment. The NetBoss® network operations (“NetBoss®”) product line, which was also part of the Network Support segment, was not included in the sale and is now consolidated in the Microwave Communications reporting segment for all periods presented. The NetBoss® management team reports to the President of the Microwave Communications Division. The continuing operations of Harris are now reported under four business segments: (1) Government Communications Systems, (2) RF Communications, (3) Microwave Communications, and (4) Broadcast Communications. Financial information with respect to all of our other activities, including corporate costs not allocated to the operating segments or discontinued operations, is reported as part of Headquarters Expense or Non-Operating Income (Loss).

      Harris’ mission statement is as follows: “Harris Corporation will be the best-in-class global provider of mission-critical assured communications products, systems and services to both government and commercial customers, combining advanced technology and application knowledge to offer a superior value proposition.”

Value Drivers of Our Business and Our Strategy for Achieving Value

      We are committed to our mission statement, and we believe that executing our mission statement creates value. Consistent with this commitment to effective execution, we focus on these key value drivers:

•	Continued profitable growth;
•	Cost management; and
•	Efficient capital structure.

      Continued Profitable Growth: Harris has a three-level approach to deliver continued profitable growth to our shareholders: (1) segment-level strategies, (2) leverage synergies across segments, and (3) a corporate-level strategy.

      Our segment-level strategies include:

Government Communications Systems

•	Target government customer spending in the areas of transformational communications, intelligence and surveillance, information and image processing and technical services;
•	Continue to drive diversification and expand our addressable markets; and
•	Nurture our preferred communications equipment and systems provider positions within the industry.

RF Communications

•	Lead transformation of worldwide tactical defense radio systems including successful development of the Falcon® III radio;
•	Further penetrate international customer markets;
•	Execute well on the two long-term standardization programs — Bowman and JTRS — and expand our position on both; and
•	Continue to execute our successful strategy of operating as a commercial house with commercial pricing.

Microwave Communications

•	Leverage worldwide presence and strong reputation to fuel growth;
•	Expand addressable market in North America and continue to gain share;
•	Align supply chain and operations to achieve the “low cost producer” position; and

•	Use our newly introduced TRuepointTM family of microwave radios to improve our long-term position in international markets.

Broadcast Communications

•	Stay well-positioned for the final phases of the U.S. transition to digital television;
•	Invest in and expand international market position to gain share;
•	Position Harris as the leader in driving the digital radio transition in the U.S.; and
•	Aggressively invest in automation software development to drive further workflow improvements for television and media customers.

      Our second-level strategy to deliver continued profitable growth is to leverage synergies across our segments. One of the primary synergies is our ability to transfer technology between segments and focus our research and development projects in ways that benefit Harris as a whole. This strategy also includes a plan to increase our revenue through cross-selling sales channels such as selling our Microwave Communications segment’s network management software to our Broadcast Communications and Government Communications Systems segments’ customers, selling our Broadcast Communications segment’s portable broadcast transmission equipment to the customers of our Government Communications Systems and RF Communications segments and selling our Microwave Communications segment’s microwave radios to our Broadcast Communications and Government Communications Systems segments’ customers. Other methods contemplated by this strategy are joint pursuits on new programs for our government customers utilizing supply chain and operations leverage and joint international market development such as shared distributors and coordinated go-to-market strategies.

      On a corporate level, our strategies for continued profitable growth include effective capital allocation following macro-economic market and technology trends and making effective acquisitions and investments to build or complement the strengths in our base divisions. Another corporate strategy is to expand the view of our addressable markets by moving into adjacent markets or into new markets that require similar solutions and to expand our international presence through direct and indirect channels.

      Cost Management: We have a continuing focus on cost management. Our principal focus areas for cost management are to drive down procurement costs with an emphasis on coordinated supply chain management, to improve our manufacturing efficiencies across all divisions, to optimize our facility utilization and to dedicate engineering resources to focus on continuous product cost reductions. The recent development of our lower cost TRuepointTM microwave radios and the consolidation of our European manufacturing operations in our Broadcast Communications segment are prime examples of how we continue to implement cost-management initiatives. Also, we constantly evaluate our level of infrastructure costs and adjust them when necessary, which is evidenced by our cost-reduction actions in both the Microwave Communications and Broadcast Communications segments that took place in the fourth quarter of fiscal 2004.

      Efficient Capital Structure: Our capital structure is intended to optimize our cost of capital. We believe our strong capital position, our access to key financial markets, our ability to raise funds at low effective cost and our overall low cost of borrowing provide a competitive advantage. We have $627.5 million in cash as of July 2, 2004 and have experienced increased cash flows over the last fiscal year. Our cash is not restricted and can be used to invest in strategic acquisitions, invest in capital expenditures, repurchase our common stock or pay dividends to our shareholders.

Measurements and Fiscal 2004 Highlights

      We believe our value drivers, when implemented, will: (1) increase our income from continuing operations per diluted share; (2) improve our gross profit margin; (3) provide additional leverage over time through reduced engineering, selling and administrative expenses as a percentage of revenues; and (4) optimize our cost of capital. The measure of our success will be reflected in our results of operations and liquidity and capital resources:

      Results of Operations Highlights: Income from continuing operations; income from continuing operations per diluted share; revenues; gross margin; and engineering, selling and administrative expenses as a percentage of revenue represent key measurements of our value drivers:

•	Income from continuing operations increased 79 percent from $70 million in fiscal 2003 to $126 million in fiscal 2004;
•	Income from continuing operations per diluted share increased 77 percent from $1.06 in fiscal 2003 to $1.88 in fiscal 2004;
•	Revenues increased 22 percent from $2.06 billion in fiscal 2003 to $2.52 billion in fiscal 2004;

•	Gross margin was 25.0 percent of revenue in fiscal 2004 compared to 25.1 percent of revenue in fiscal 2003; and
•	Engineering, selling and administrative expenses as a percentage of revenue decreased from 20.1 percent in fiscal 2003 to 16.7 percent in fiscal 2004.

      Refer to MD&A heading “Operations Review” for more information.

      Liquidity and Capital Resources Highlights: In fiscal 2004, our net cash provided from operating activities was $270 million, a 77 percent increase from fiscal 2003, and we expect to generate from $200 to $250 million of net cash from operating activities in fiscal 2005. We believe this ability to generate significant cash flows to reinvest in our businesses demonstrates one of Harris’ strengths. It enables us to utilize cash in ways that our management believes provide the greatest value. Principal uses of our cash flows in fiscal 2004 were:

•	Capital expenditures: In fiscal 2004 capital expenditures totaled $66 million;
•	Share repurchases: In fiscal 2004 share repurchases were $57 million; and
•	Dividends: In fiscal 2004 dividends were $27 million or $0.40 per common share.

      Refer to MD&A heading “Liquidity, Capital Resources and Financial Strategies” for more information.

Industry-Wide Opportunities, Challenges and Risks

      Government and Defense Industry: Domestic and worldwide political and economic developments continue to have a profound effect on the defense and security of the U.S. Events such as the global War on Terrorism, Operation Enduring Freedom and Operation Iraqi Freedom have altered the defense and homeland security environment. These events have had, and will for the foreseeable future have, a significant impact on the markets for defense, communications and advanced technology products. At the same time, the U.S. and its allies have undertaken a move toward a more capabilities-based structure, which creates the ability for a more flexible response through greater force mobility, stronger space capabilities, enhanced missile defense and improved information systems capabilities and homeland security. As a result of these trends and technological developments, the U.S. and its allies are placing more reliance on: (i) sophisticated weapon systems that provide long-range surveillance and intelligence, (ii) battlefield management and precision strike expertise, (iii) the ability to quickly and efficiently deploy complete defensive platforms globally, and (iv) better communication and interoperability between law enforcement, civil government agencies, intelligence agencies and the military services of multiple allied nations.

      In August 2004, the U.S. Department of Defense budget for its fiscal year 2005 was approved (the U.S. Department of Defense’s fiscal year begins October 1st). The $423.1 billion U.S. Department of Defense 2005 budget is 6 percent above the U.S. Department of Defense budget for its 2004 fiscal year, excluding the supplemental appropriations for Operation Enduring Freedom and Operation Iraqi Freedom. While the U.S. Department of Defense budget increase can be a positive indicator of growth for the defense industry, we believe that the level of growth and amount of budget ultimately allocated to the U.S. Department of Defense procurement (“Procurement”) and research, development, test and evaluation (“RDT&E”) components of the U.S. Department of Defense budget, are a better indicator of U.S. Department of Defense spending. These accounts are applicable to defense contractors, because they generally represent the amounts that are expended for military hardware and technology. The Procurement component was essentially flat and the RDT&E component increased 12 percent in fiscal 2005 over fiscal 2004.

      The budget for the U.S. Department of Defense for fiscal 2005 and beyond reflects the above-mentioned transformation of national defense policy in addition to the increased needs for homeland security and the defeat of terrorism. Budget increases are projected for operational readiness and personnel needs, as well as Procurement and RDT&E. Although the ultimate size of future defense budgets remains uncertain, current indications suggest the defense budget will continue to increase over the next several years. Our management believes our experience and capabilities are well aligned with the U.S. defense priorities and initiatives which may increase the demand for our capabilities in areas such as imaging, intelligence and surveillance, secure communications and information technology systems.

      We are subject to U.S. Government oversight. Therefore, the U.S. Government may ask about and investigate our business practices and audit our compliance with applicable rules and regulations. Depending on the results of those audits and investigations, the U.S. Government could make claims against us. Under U.S. Government procurement regulations and practices, an indictment of a government contractor could result in that contractor being fined and/or suspended from being able to bid on, or be awarded, new U.S. Government contracts for a period of time. A conviction could result in debarment for a specific period of time. Similar government oversight exists in most other countries where we conduct business. We are currently not aware of any compliance audits or investigations that could result in a significant impact to our financial condition, results of operations or cash flows.

      While recent developments in the government and defense industry have had a positive impact on our Government Communications Systems and RF Communications segments, we remain subject to other risks associated with U.S. Government business, including technological uncertainties, dependence on annual appropriations and allotment of funds, extensive regulations and other risks, which are discussed elsewhere in this Annual Report.

      Telecommunications Equipment Industry: The global telecommunications equipment industry has experienced a number of significant challenges during the last five years. From the mid 1990’s until 2000, network operators invested heavily in mobile infrastructure driven by strong subscriber growth and increased usage. Since the beginning of 2001, the market for telecommunications equipment has contracted sharply. The years of decline can be characterized by:

•	Auctions of 3G licenses, which led to spending by operators of the equivalent of seven years’ worth of infrastructure investments and licenses. This created a pause in the investment for network equipment for 2G, particularly in many markets in Western Europe.
•	Significant network capacity was deployed during the growth years and many operators subsequently reduced their capital spending to adjust for over-capacity.
•	Credit restrictions for telecom operators and vendors due to other investments in the sector caused a series of credit rating downgrades.
•	The resulting rapid and dramatic decline in demand forced equipment suppliers to reduce costs and adjust to the much lower demand.
•	Macroeconomic difficulties in certain markets, for example Latin America, put further pressure on the decline in equipment demand.
•	Technology changes dramatically altered the market, creating more complex networks with additional features and a larger mix of equipment and software from multiple vendors. This complexity has also led many operators to outsource their network management, allowing them to focus on their service offerings to their customer base.

      Our Microwave Communications segment currently remains subject to the general economic slowdown and limited access to capital as well as the other risks associated with this market, which are discussed elsewhere in this Annual Report. Recently, however, the availability of capital has improved along with a greater demand for wireless telecommunications equipment. Our management believes that this recent trend will continue. In North America, service providers are expanding their cellular coverage and capacity. Many private network infrastructures are nearing the end of their lifespan, and Homeland Security grants are also becoming available to private networks for upgrades that solve interoperability issues, which are significant concerns after the events of September 11, 2001.

      Broadcast Industry: The worldwide over-the-air broadcast equipment industry is currently transitioning from analog to digital broadcasting. At the same time, the broadcast industry has been affected by delays in capital spending by broadcasters. The digital transition is occurring most rapidly for television broadcasting in the U.S., where the conversion to digital has been mandated by Congress and is under the management of the Federal Communications Commission (“FCC”). The new digital television technology provides higher-quality TV pictures, a significant increase in the amount of TV programming that can be delivered to consumers and the opportunity for broadcasters to provide an array of new services. In addition, conversion will make broadcast spectrum available to be auctioned by the FCC for new commercial uses. The FCC has recently adopted a Report and Order that implements several steps necessary for the continued conversion of the nation’s television broadcast systems to a digital broadcast environment. Stations in the top one hundred markets will have until 2005 to comply with full-power DTV transmission requirements and all other markets will have until 2006. Our Broadcast Communications segment will monitor the timing of actual implementation as stations go through the final channel selection process. Currently, approximately 1,500 of the nation’s 1,688 commercial and public broadcasters have ordered equipment that would allow them to meet at least the minimum, first-step requirements of the FCC’s mandated digital television rollout schedule. Nearly all U.S. households now have access to at least one digital TV signal and HDTV set sales in the first half of calendar 2004 are up 67 percent. These actions mark additional steps in the progress toward making the completion of the transition to digital television a reality.

      Domestic radio broadcasters also are taking steps in transitioning from analog to digital technology. There are approximately 12,000 radio stations in the United States. All the previous technical issues delaying adoption of HD radio by the broadcast community have been addressed, and we are seeing signs that the market is about to shift from an early-adopter, trial market to full digital roll-outs. For example, Clear Channel Communications, the largest radio broadcaster in the U.S., recently announced that it will install digital broadcast equipment in 1,000 of its radio stations. Another key trend affecting this area is a competing product, satellite radio, which is gaining consumer awareness and acceptance. The availability and distribution channels for satellite radios are ahead of HD radios. Growing availability and acceptance of satellite radio is driving a competitive response from over-the-air radio broadcasters to offer a digital broadcast alternative.

      Internationally, the transition to digital technologies, for both radio and television, is in various stages of implementation. In general, digital television and radio adoption has been slow across global markets, as there are very few mandated conversions in the international arena. Consequently, many international markets remain primarily analog replacement markets where transmission equipment used by many broadcasters is approaching the end of its life cycle.

      In both television and radio, the industry trend toward consolidation and multiple-location operations is continuing and should drive increased future demand for automation, networking and services to manage the consolidated facilities. Similarly, broadcasters’ desire to find new nontraditional revenue streams, such as datacasting, should also drive increased spending on equipment and services.

      Our broadcast management believes that our experience and capabilities are well aligned with, and that we are poised to take advantage of, the broadcast industry trends noted above. While we believe that these developments generally will have a positive impact on our Broadcast Communications segment, we remain subject to general economic conditions that could adversely affect broadcasters. We also remain subject to other risks associated with the broadcast industry, including technological uncertainties, changes in the FCC’s regulations for the rollout of digital television, slow market adoption of digital radio and other risks which are discussed elsewhere in this Annual Report.

OPERATIONS REVIEW

Highlights

      Operations highlights for fiscal 2004 include:

•	Income from continuing operations increased 79 percent from $70.3 million, or $1.06 per diluted share, in fiscal 2003 to $125.7 million, or $1.88 per diluted share, in fiscal 2004;
•	Revenues increased 22 percent from $2.06 billion in fiscal 2003 to $2.52 billion in fiscal 2004;
•	Government Communications Systems and RF Communications segments achieved record-setting revenue and operating profit results;
•	Microwave Communications and Broadcast Communications segments continued to focus on profitability improvement and took additional actions in the fourth quarter to lower costs and reduce expenses going forward; and
•	The TTS product line was sold resulting in an $18.9 million pre-tax gain. As a result of the sale, we have reported the TTS product line as discontinued operations and accordingly, prior periods have been restated. The remainder of this discussion is on a continuing operations basis only.

Revenue and Income From Continuing Operations

			2004/2003		2003/2002
			Percent		Percent
			Increase/		Increase/
	2004	2003	(Decrease)	2002	(Decrease)

	(In millions, except per share amounts)
Revenue	$2,518.6	$2,060.6	22.2%	$1,835.8	12.2%
Income from continuing operations	$125.7	$70.3	78.8%	$87.0	(19.2)%
% of revenue	5.0%	3.4%		4.7%
Income from continuing operations per diluted common share	$1.88	$1.06	77.4%	$1.31	(19.1)%

      Fiscal 2004 Compared With Fiscal 2003: Our revenue for fiscal 2004 was $2,518.6 million, an increase of 22.2 percent compared to fiscal 2003. Increased revenues in our Government Communications Systems,

RF Communications and Microwave Communications segments were partially offset by decreased revenues in our Broadcast Communications segment. Income from continuing operations for fiscal 2004 was $125.7 million, or $1.88 per diluted share, compared to $70.3 million, or $1.06 per diluted share in fiscal 2003.

      The increase in income from continuing operations resulted primarily from increased operating income in our Government Communications Systems and RF Communications segments in fiscal 2004 when compared to fiscal 2003. Our Microwave Communications segment also experienced lower operating losses in fiscal 2004 when compared to fiscal 2003, and our corporate headquarters expense and eliminations were lower in fiscal 2004 at $59.0 million compared to $69.6 million in fiscal 2003. In fiscal 2004, we had a non-operating loss of $11.0 million compared to $23.7 million of non-operating income in fiscal 2003.

      Our two government businesses continued to deliver strong revenue growth and strong operating performance. The Government Communications Systems and RF Communications segments have benefited from a diverse customer base and broad portfolio of tactical and strategic programs that support the U.S. Government and international customers. Income from continuing operations was impacted by $8.0 million of after-tax charges associated with cost-reduction actions aimed at reducing expenses in our Microwave Communications and Broadcast Communications segments in fiscal 2004.

      Fiscal 2003 Compared With Fiscal 2002: Our revenue from product sales and services for fiscal 2003 was $2,060.6 million, an increase of 12.2 percent compared to fiscal 2002. Increased revenues in our Government Communications Systems and RF Communications segments were partially offset by decreased revenues in our Broadcast Communications and Microwave Communications segments. Income from continuing operations for fiscal 2003 was $70.3 million, or $1.06 per diluted share, compared to $87.0 million, or $1.31 per diluted share in fiscal 2002.

      The decrease in income from continuing operations resulted primarily from decreased operating income in our Broadcast Communications segment as well as increased corporate headquarters expenses in fiscal 2003 when compared to fiscal 2002. Also, non-operating income decreased from $41.0 million in fiscal 2002 to $23.7 million in fiscal 2003. These items were partially offset by improvements in the operating income of our RF Communications and Government Systems Communications segments.

      Fiscal 2003 income from continuing operations was impacted by $24.5 million of after-tax charges associated with reductions in labor, facility shutdowns, the discontinuation of low-margin telecom products and disposal of assets remaining from the previously exited telecom switch business. The fiscal 2003 results also included a $12.2 million after-tax gain on the sale of our minority interest in our LiveTV, LLC joint venture. Income from continuing operations was impacted in fiscal 2002 by $10.4 million of after-tax charges associated with reductions in labor, facility shutdowns and collection losses related to the bankruptcy of a customer in Latin America, as well as a $6.8 million after-tax gain from the sale of our minority interest in our GE Harris Energy Controls Systems, LLC joint venture.

Gross Margin

			2004/2003		2003/2002
			Percent		Percent
			Increase/		Increase/
	2004	2003	(Decrease)	2002	(Decrease)

	(In millions)
Revenue	$2,518.6	$2,060.6	22.2%	$1,835.8	12.2%
Cost of product sales and services	(1,888.3)	(1,543.2)	22.4%	(1,353.4)	14.0%
Gross margin	$630.3	$517.4	21.8%	$482.4	7.3%
% of revenue	25.0%	25.1%		26.3%

      Fiscal 2004 Compared With Fiscal 2003: Our gross margin (revenue less cost of product sales and services) as a percentage of revenue was 25.0 percent in fiscal 2004 compared to 25.1 percent in fiscal 2003. Fiscal 2003 gross margin was impacted by $8.6 million of inventory write-offs associated with the exit from our Microwave Communications segment’s WinRoLL and RapidNet wireless local loop products ($5.8 million) and MDL microwave radio products ($1.3 million) and the shut-down of our manufacturing plant in Brazil ($1.5 million).

      Gross margins as a percentage of revenue improved in our RF Communications, Microwave Communications and Government Communications Systems segments in fiscal 2004 when compared to fiscal 2003. The improved gross margin in our RF Communications segment resulted from manufacturing efficiencies related to increased tactical product sales and program execution, especially related to Bowman. In our Microwave Communications segment, gross margins improved due to cost reductions and efficiencies gained in the production of the Constellation® radios sold in the North American market. The Government Communications Systems segment had continued solid program performance and higher award fees that included a seldom-awarded incentive fee on a classified program for excellent schedule performance and a successful contract resolution.

      The gross margin improvements as a percentage of revenue in these three segments were offset by a larger mix of sales in our Government Communications Systems segment that carries a lower gross margin than our RF Communications segment and our two commercial segments due to the high level of cost-reimbursable programs it performs for the U.S. Government. Also, the Broadcast Communications segment experienced lower gross margins as a percentage of revenue in fiscal 2004 when compared to fiscal 2003, primarily resulting from a lower mix of digital TV transmission product sales.

      Fiscal 2003 Compared With Fiscal 2002: Our gross margin as a percentage of revenue was 25.1 percent in fiscal 2003 compared to 26.3 percent in fiscal 2002. Fiscal 2003 gross margin was impacted by the $8.6 million of inventory write-offs mentioned above. The lower gross margin also resulted from our Broadcast Communications segment, which had lower volume and a shift in product mix away from higher-margin digital television equipment to lower-margin analog products. To a lesser extent, our Microwave Communications segment’s gross margin also was impacted by weak international markets and supply chain issues, including the bankruptcy of a major supplier in France and other disruptions that increased our costs to deliver systems on time to our customers. These gross margin decreases were partially offset by improved gross margin from higher revenue and manufacturing efficiencies in our RF Communications segment. Gross margin in our Government Communications Systems segment was slightly lower than the prior year due to favorable contract closeouts experienced in fiscal 2002.

Engineering, Selling and Administrative Expenses

			2004/2003		2003/2002
			Percent		Percent
			Increase/		Increase/
	2004	2003	(Decrease)	2002	(Decrease)

		(In millions)
Engineering, selling and administrative expenses	$421.0	$414.1	1.7%	$378.3	9.5%
% of revenue	16.7%	20.1%		20.6%

      Fiscal 2004 Compared With Fiscal 2003: Our engineering, selling and administrative expenses increased from $414.1 million in fiscal 2003 to $421.0 million in fiscal 2004. As a percentage of revenue, these expenses decreased from 20.1 percent of revenue in fiscal 2003 to 16.7 percent of revenue in fiscal 2004. The increase in revenue outpaced the increase in engineering, selling and administrative expenses primarily due to the impact of cost-reduction actions taken in fiscal 2003 at our corporate headquarters and separate cost-reduction actions taken in our Microwave Communications and Broadcast Communications segments.

      Engineering, selling and administrative expenses were impacted by expenses associated with cost-reduction actions of $7.3 million and $4.4 million in our Microwave Communications and Broadcast Communications segments, respectively, in fiscal 2004 and $8.3 million and $4.4 million in our Microwave Communications and Broadcast Communications segments, respectively, in fiscal 2003. Fiscal 2004 engineering, selling and administrative expenses were also impacted by a $4 million reversal of a previously established reserve for the consolidation of our Broadcast Communications segment’s European operations.

      Headquarters expense, which is included in engineering, selling and administration expenses, decreased in fiscal 2004 when compared to fiscal 2003 due mostly to $12.4 million of write-downs in fiscal 2003 related to the disposal of assets remaining from our previously exited telephone switch business and expenses associated with fiscal 2003 cost-reduction actions of $4.0 million. Fiscal 2003 headquarters expense also included a $4.2 million contribution to our retiring Chief Executive Officer’s supplemental executive retirement plan account.

      Engineering, selling and administrative expenses increased in our Government Communications Systems and RF Communications segments to support significant growth in these businesses and included a higher level of selling and marketing and research and development activities. The rate of increase in revenue in these segments, however, exceeded the rate of increase in engineering, selling and administrative expenses.

      Overall company-sponsored research and product development costs, which are included in engineering, selling and administrative expenses, were $111.3 million in fiscal 2004, compared to $99.8 million in fiscal 2003.

The increase was primarily due to a relatively high level of spending on the development of our Falcon® III radio in the RF Communications segment and an increased level of independent research and development projects and bids and proposals in our Government Communications Systems segment.

      Customer-sponsored research and development, which does not impact engineering, selling and administrative expenses, increased from $499.9 million in fiscal 2003 to $729.9 million in fiscal 2004 as a result of the U.S. Government’s increased spending on research and development projects. Customer-sponsored research and development is included in our revenues and cost of product sales and services.

      Fiscal 2003 Compared With Fiscal 2002: Our engineering, selling and administrative expenses increased from $378.3 million in fiscal 2002 to $414.1 million in fiscal 2003. As a percentage of revenue, these expenses decreased from 20.6 percent in fiscal 2002 to 20.1 percent in fiscal 2003.

      Fiscal 2003 engineering, selling and administrative expenses were impacted by $29.1 million of expenses associated with cost-reduction actions in our corporate headquarters ($4.0 million), Broadcast Communications segment ($4.4 million) and Microwave Communications segment ($8.3 million), as well as write-downs related to the disposal of assets remaining from our previously exited telephone switch business ($12.4 million). Fiscal 2002 engineering, selling and administrative expenses were impacted by $15.8 million of costs associated with the cost-reduction actions ($8.8 million) and collection losses related to the bankruptcy of a customer in Latin America ($7.0 million) in the Microwave Communications segment.

      Engineering, selling and administrative expenses increased in our Government Communications Systems segment, due to increased volume and bid opportunities, and in our RF Communications segment, due to increased volume and new product development of JTRS and Falcon® III-related products. Headquarters expense, which is included in engineering, selling and administration expenses, also increased in fiscal 2003 when compared to fiscal 2002, which was mainly driven by a $4.2 million contribution to our retiring Chief Executive Officer’s supplemental executive retirement plan account. Engineering, selling and administrative expenses in our Microwave Communications and Broadcast Communications segments also were impacted by on-going cost-reduction actions at these segments.

      Overall company-sponsored research and product development costs, which are included in engineering, selling and administrative expenses, were $99.8 million in fiscal 2003, compared to $104.9 million in fiscal 2002. The decrease was primarily due to a relatively high level of spending on the development of our broadband wireless access products in fiscal 2002. This decrease was partially offset by increased spending by our RF Communications segment for the development of JTRS and Falcon® III-related products.

      Customer-sponsored research and development increased from $412.3 million in fiscal 2002 to $499.9 million in fiscal 2003. This was primarily a result of the U.S. Government continuing significant spending for the War on Terrorism.

Non-Operating Income (Loss)

			2004/2003		2003/2002
			Percent		Percent
			Increase/		Increase/
	2004	2003	(Decrease)	2002	(Decrease)

		(In millions)
Non-operating income (loss)	$(11.0)	$23.7	*	$41.0	(42.2)%

*	Not meaningful

     Fiscal 2004 Compared With Fiscal 2003: In fiscal 2004, the non-operating loss was $11.0 million compared to $23.7 million of non-operating income in fiscal 2003. Most of the change between fiscal 2004 and fiscal 2003 was due to a decrease in gains from the sale of securities available-for-sale from $21.9 million in fiscal 2003 to $2.3 million in fiscal 2004 as well as an $18.8 million gain from the sale of our minority interest in our LiveTV, LLC joint venture in fiscal 2003. Fiscal 2004 non-operating loss also included a $5.0 million write-down of our interest in Teltronics, Inc. related to impairment of this investment that was other than temporary and an $8.5 million pre-tax loss and a $6.4 million pre-tax gain in two unrelated patent infringement cases. Expenses and fees associated with selected investments were $2.5 million in fiscal 2004 and $13.5 million in fiscal 2003.

      Fiscal 2003 Compared With Fiscal 2002: Our non-operating income decreased from $41.0 million in fiscal 2002 to $23.7 million in fiscal 2003. The decrease in non-operating income was primarily due to a $42.3 million reduction in gains from the sale of securities related to technology investments available-for-sale from

$64.2 million in fiscal 2002 to $21.9 million in fiscal 2003. The decrease in non-operating income also was due to a $10.3 million gain from the sale of our minority interest in our GE Harris Energy Controls Systems, LLC joint venture in fiscal 2002. These reductions were partially offset by an $18.8 million gain from the sale of our minority interest in our LiveTV, LLC joint venture in fiscal 2003. We also experienced a $10.0 million write-down of our investment interest in Terion, Inc. in fiscal 2002 related to impairment of this investment that was other than temporary. The gains from the sale of securities available-for-sale in both years resulted primarily from the sale of shares in Intersil Corporation, which were acquired in August 1999 in connection with the sale of our semiconductor operations. There was no equity income or loss from investments in fiscal 2003, compared to equity income of $7.3 million in fiscal 2002. In September 2002, we sold our remaining investment accounted for under the equity method of accounting, which was our minority interest in LiveTV, LLC. Expenses and fees associated with selected investments were $13.5 million in fiscal 2003 and $22.8 million in fiscal 2002.

Interest Income and Interest Expense

			2004/2003		2003/2002
			Percent		Percent
			Increase/		Increase/
	2004	2003	(Decrease)	2002	(Decrease)

		(In millions)
Interest income	$6.2	$6.1	1.6%	$13.3	(54.1)%
Interest expense	(24.5)	(24.9)	(1.6)%	(26.7)	(6.7)%

      Fiscal 2004 Compared With Fiscal 2003: Our interest income was relatively unchanged from $6.1 million in fiscal 2003 to $6.2 million in fiscal 2004. Our interest expense decreased from $24.9 million in fiscal 2003 to $24.5 million in fiscal 2004 due to a lower level of short-term debt in our foreign subsidiaries.

      Fiscal 2003 Compared With Fiscal 2002: Our interest income decreased from $13.3 million in fiscal 2002 to $6.1 million in fiscal 2003. Fiscal 2002 benefited from interest received from the previous overpayment of income taxes. Our interest expense decreased from $26.7 million in fiscal 2002 to $24.9 million in fiscal 2003, primarily due to the repayment of $98.6 million of our 6.65% debentures in the first quarter of fiscal 2002, the retirement of our $30.5 million 6.38% notes payable to banks in the first quarter of fiscal 2003 and a $6.9 million reduction during fiscal 2003 in high interest rate notes with Brazilian banks. These actions were partially offset by an increase in interest expense due to the private placement of $150 million of our 3.5% convertible debentures in the first quarter of fiscal 2003.

Income Taxes

			2004/2003		2003/2002
			Percent		Percent
			Increase/		Increase/
	2004	2003	(Decrease)	2002	(Decrease)

		(In millions)
Income taxes	$54.3	$37.9	43.3%	$44.7	(15.2)%
% of income from continuing operations before income taxes	30.2%	35.0%		34.0%

      Fiscal 2004 Compared With Fiscal 2003: Our provision for income taxes as a percentage of pre-tax income was 30.2 percent in fiscal 2004 and 35.0 percent in fiscal 2003. The decrease in the rate in fiscal 2004 is primarily due to the settlement of a foreign tax audit that resulted in an income tax benefit of $3.3 million. The fiscal 2004 rate also includes a larger benefit from the use of state, local and foreign income tax loss carryforwards. In both fiscal 2004 and fiscal 2003, the impact of export sales reduced our total tax rate below the statutory rate, including state income taxes. Fiscal 2003 benefited from research and development tax credits. The mix of foreign tax rates and sources of foreign income and losses increased our tax rates in fiscal 2004 and fiscal 2003.

      Fiscal 2003 Compared With Fiscal 2002: Our provision for income taxes as a percentage of pre-tax income was 35.0 percent in fiscal 2003 and 34.0 percent in fiscal 2002. In both fiscal 2003 and fiscal 2002, the impact of export sales reduced our total tax rate below the statutory rate, including state income taxes. Fiscal 2002 benefited from the favorable resolution of certain outstanding state tax liabilities, for which we had previously provided. Fiscal 2003 benefited from research and development tax credits. These decreases were partially offset by the impact of the mix of foreign tax rates and sources of foreign income and losses.

Discussion of Business Segments

Government Communications Systems Segment

			2004/2003		2003/2002
			Percent		Percent
			Increase/		Increase/
	2004	2003	(Decrease)	2002	(Decrease)

	(In millions)
Revenue	$1,506.1	$1,137.4	32.4%	$924.4	23.0%
Segment operating income	153.4	104.9	46.2%	85.5	22.7%
% of revenue	10.2%	9.2%		9.2%

      Fiscal 2004 Compared With Fiscal 2003: Government Communications Systems segment revenue increased 32.4 percent and operating income increased 46.2 percent from fiscal 2003 to fiscal 2004. Revenue growth was all organic and was evident in each of this segment’s primary U.S. Government customer groups. Gross margins improved in this segment as a result of outstanding performance on defense, intelligence, civil and technical service programs; higher award fees, including a seldom-awarded incentive fee on a classified program for excellent schedule performance in the third quarter of fiscal 2004; and a successful contract resolution in the second quarter of fiscal 2004. Engineering, selling and administrative expenses increased in our Government Communications Systems segment to support the significant growth in revenue, which drove a higher level of selling and marketing and research and development activities. In this segment, however, the increase in revenue exceeded the increase in engineering, selling and administrative expenses.

      Classified programs and previously awarded non-classified contracts contributed to fiscal 2004 growth, including the JSF program for the U.S. Air Force, the FTI program for the FAA, the MAF/ TIGER database modernization program for the U.S. Census Bureau and the MCOM program for the U.S. Air Force. More recent wins also contributed to the growth in fiscal 2004, including the Iraqi Media Network program, avionics on the F/A-18 Super Hornet aircraft for the U.S. Navy and Marine Corps, the FAB-T program for the U.S. Air Force and the AEHF program for the U.S. Navy.

      Following the end of fiscal 2004, we completed the acquisition of The Orkand Corporation for $66 million in cash, subject to post-closing adjustments. Orkand revenue was $84 million for the 12 months ended June 2004. The acquisition is expected to be immediately accretive to earnings. Orkand adds significant scale to our mission-critical services business. In the first quarter of fiscal 2005, this segment was selected by the NRO to provide operations, maintenance and support services for the agency’s global communications and information systems. This program has a potential value of $1 billion over ten years.

      Fiscal 2003 Compared With Fiscal 2002: Government Communications Systems segment revenue increased 23.0 percent and operating income increased 22.7 percent from fiscal 2002 to fiscal 2003. Growth in our Government Communications Systems segment revenue was all organic and resulted from a broad spectrum of defense and other U.S. Government agencies’ continued investment in newly integrated assured network communications systems which had a positive impact across all areas of this segment. Gross margins as a percentage of revenue in our Government Communications Systems segment were slightly lower than the prior year due to favorable contract closeouts experienced in fiscal 2002. Engineering, selling and administrative expenses increased in our Government Communications Systems segment due to increased volume and bid opportunities; however, these expenses decreased as a percentage of revenue.

      Approximately 40 percent of the $213.0 million increase in revenue from fiscal 2002 to fiscal 2003 came from classified programs, and approximately 30 percent of the increase was attributed to three programs that were awarded after January 2002: the MCOM program; the JSF program; and the FTI program.

      Other recent programs that produced increased revenue included the MAF/ TIGER program for the U.S. Census Bureau, the U.S. Air Force’s FAB-T program, the U.S. Air Force and NGA’s Space-Based Radar program and the NGA’s GGI program.

RF Communications Segment

			2004/2003		2003/2002
			Percent		Percent
			Increase/		Increase/
	2004	2003	(Decrease)	2002	(Decrease)

		(In millions)
Revenue	$430.4	$325.7	32.1%	$258.3	26.1%
Segment operating income	118.9	84.3	41.0%	51.6	63.4%
% of revenue	27.6%	25.9%		20.0%

      Fiscal 2004 Compared With Fiscal 2003: RF Communications segment revenue increased 32.1 percent and operating income increased 41.0 percent from fiscal 2003 to fiscal 2004. This segment had exceptional growth from strong demand for the Falcon® II secure tactical radio from both U.S. and international defense forces. Domestically, the upgrade of tactical radio equipment has been accelerated by continuing troop deployments overseas. Increased demand internationally was driven by efforts to combat terrorism and increase national security around the world, communications technology standardization programs in the Partnership for Peace countries and requirements from coalition forces deployed in both Iraq and Afghanistan. Revenue growth in the RF Communications segment was also driven by our successful participation in two long-term advanced radio development contracts — the Bowman program for the U.K. Ministry of Defense and the JTRS program for the U.S. Department of Defense.

      Operating margins increased in this segment in fiscal 2004 when compared to fiscal 2003 as a result of improved manufacturing efficiencies related to increased tactical product sales and program execution largely driven by Bowman. Engineering, selling and administrative expenses increased in the RF Communications segment to support significant revenue growth and included a higher level of selling and marketing and increased spending on the development of our Falcon® III radio. The Falcon® III is currently being developed for U.S. Government customers and incorporates JTRS technology and waveforms. It will also be compatible with radios currently in the field. The increase in revenue, however, outpaced the increase in engineering, selling and administrative expenses.

      The interoperability of the Falcon® family of radios has become increasingly important as countries seek communications superiority for joint missions. Fiscal 2004 orders included contracts to provide tactical radios for forces being deployed to Iraq and Afghanistan. International orders were received from NATO members and other countries, including Abu Dhabi, Albania, Kuwait, Norway, Oman, Pakistan, Poland, Romania, Saudi Arabia, The Republic of the Philippines, Tunisia and Uganda.

      Fiscal 2003 Compared With Fiscal 2002: RF Communications segment revenue increased 26.1 percent and operating income increased 63.4 percent from fiscal 2002 to fiscal 2003. This improvement was related in great part to the strong demand from U.S. and foreign military customers for our radios due to the focus on combating terrorism and supporting homeland security.

      Increases in segment operating income outpaced revenue growth. Higher revenue and favorable product mix drove gross margins higher as we met the increased demand for our products without incurring significant additional fixed costs. Engineering, selling and administrative expenses increased in this segment due to increased volume and new product development for products related to the JTRS program. Engineering, selling and administrative expenses as a percent of revenue, however, decreased.

      The segment has a strong position on two next-generation tactical radio programs. During the second quarter of fiscal 2002, our RF Communications segment won a contract with potential revenues of more than $245 million over six years to supply high-frequency radios for the Bowman program, one of the most important land-based military projects in recent U.K. history. In the fourth quarter of fiscal 2003, the segment met a major milestone on the Bowman program by shipping the first production units of its high-performance, HF radio systems, which were manufactured at its operations in Basingstoke, United Kingdom.

      During the fourth quarter of fiscal 2003, this segment also was selected to incorporate its recently developed SierraTM-based cryptographic subsystem into 100 percent of the radios to be ordered under the first “cluster” of the five-cluster JTRS program.

      In the fourth quarter of fiscal 2003, the RF Communications segment received a $10 million order from the U.S. Army Defense Early Response Fund (“DERF”), which was the segment’s first significant order for Homeland Security. DERF provides funding that allows agencies such as the National Guard to purchase new radio equipment.

      Growth in this segment in general, and the JTRS development in particular, created a need to expand our facilities. Therefore, during the fourth quarter of fiscal 2003, we purchased a building adjacent to one of our existing facilities in Rochester, New York.

Microwave Communications Segment

			2004/2003		2003/2002
			Percent		Percent
			Increase/		Increase/
	2004	2003	(Decrease)	2002	(Decrease)

		(In millions)
Revenue	$329.8	$297.5	10.9%	$303.7	(2.0)%
Segment operating income (loss)	(12.1)	(24.3)	*	(21.1)	*
% of revenue	(3.7)%	(8.2)%		(6.9)%

*	Not meaningful

     Fiscal 2004 Compared With Fiscal 2003: Microwave Communications segment revenue increased 10.9 percent from fiscal 2003 to fiscal 2004. The segment’s operating loss decreased from $24.3 million in fiscal 2003 to $12.1 million in fiscal 2004. As a result of the sale of our TTS business, the NetBoss® network operations software business, which was part of the Network Support segment, has been consolidated into the Microwave Communications segment. North American sales remained strong. After recent declines, revenue increased in international markets. The revenue growth internationally was driven by growth in the Middle East and Africa as this segment solidified its position in this emerging market. This included a project with MTN Nigeria, one of the largest cellular network operations in Africa, to supply, design and implement Harris MegaStar® radios for its high-capacity GSM network. In fiscal 2004 Microwave Communications received contracts valued at $56 million from MTN Nigeria.

      The fiscal 2004 operating loss was impacted by $7.3 million of expenses related to cost-reduction actions. The fiscal 2004 results do not reflect the future benefit of these cost reductions, which are expected to have a payback period of fewer than 12 months. The actions include a net workforce reduction of 98 worldwide and the transfer of 110 jobs related to administration and support functions from Redwood Shores, California to lower-cost operations in Durham, North Carolina. The segment also established production and support for the new TRuepointTM microwave radio family at its San Antonio, Texas facility, where the successful Constellation® and MegaStar® product lines are manufactured.

      The segment’s fiscal 2003 operating loss was impacted by $16.9 million of inventory write-offs and cost-reduction actions associated with the exit from its WinRoLL and RapidNet wireless local loop products ($5.8 million), the exit from its MDL microwave radio products ($1.3 million), the shut-down of its Brazilian manufacturing plant ($1.5 million), and the consolidation of its research and development activities in the U.S. from three locations to one location in Durham, North Carolina and the reduction of infrastructure costs in some of its international locations ($8.3 million).

      Microwave Communications segment’s gross margins improved in fiscal 2004 when compared to fiscal 2003 due to the write-downs mentioned above, as well as cost reductions and efficiencies gained in the production of its Constellation® radios sold in the North American market. This segment’s engineering, selling and administrative expenses decreased in fiscal 2004 when compared to fiscal 2003 due to the impact of expenses related to the cost-reduction actions and the savings realized from the actions taken in fiscal 2003.

      Harris introduced TRuepointTM, its next-generation microwave radio platform, in fiscal 2004. The TRuepointTM product family will eventually cover operating frequencies from 6 to 38 GHz, with capacity scalable from 4 to 180 Mbits/sec. TRuepointTM supports multiple communications interfaces, including IP, which allows for maximum operator flexibility. In addition, TRuepointTM production costs are significantly lower than its predecessor radio family. Product shipments began in the fourth quarter of fiscal 2004 and are expected to increase significantly in fiscal 2005.

      During fiscal 2004 Harris also continued to expand its NetBoss® network operation software platform with the release of an Element Manager version of the software. NetBoss® was selected in fiscal 2004 by several large international network operators, including MTC-Vodafone in Kuwait and Telecom Americas and Claro, two of the largest mobile operators in Brazil.

      The $7.3 million of expenses related to cost-reduction actions taken in fiscal 2004 included severance, relocation and facility shutdown costs of $5.2 million, $0.9 million and $1.2 million, respectively. The severance costs in fiscal 2004 resulted from the layoff of 208 employees from the following functions: manufacturing – 98; management and administration – 39; sales and marketing – 38; engineering – 22; and services – 11. Geographically, the individuals were from our locations in: Montreal, Canada – 120; Redwood Shores, California – 74; Latin America – 8; and other – 6. All of these individuals were notified of their employment status and the terms of their severance benefits prior to July 2, 2004, and they will all receive severance benefits prior to August 31, 2004.

      The facility shut-down costs in fiscal 2004 of $1.2 million related to vacating a portion of our facilities in Redwood Shores, California ($1.0 million) and vacating our facility in Bellevue, Washington ($0.2 million) and included the write-off of assets such as leasehold improvements ($0.5 million) and lease termination costs ($0.7 million). These facilities were vacated prior to July 2, 2004.

      Fiscal 2003 Compared With Fiscal 2002: Microwave Communications segment revenue decreased 2.0 percent from fiscal 2002 to fiscal 2003. The segment’s operating loss increased from $21.1 million in fiscal 2002 to $24.3 million in fiscal 2003. The segment’s fiscal 2003 operating loss was impacted by the inventory write-offs and cost-reduction actions mentioned above. The fiscal 2002 operating loss was impacted by $15.8 million of costs associated with the cost-reduction actions primarily related to the shut-down of this segment’s Calgary, Canada facility and cost reductions at its Chatenay-Malabry, France location ($8.8 million) and collection losses related to the bankruptcy of a customer in Latin America ($7.0 million).

      Revenue declined and segment operating losses rose in this segment primarily as a result of capital spending constraints in the international telecom equipment markets and from competitive pressures among international equipment vendors. The segment maintained its leadership position in North America. Strong sales continued for our Constellation® 155 radios, which are designed specifically for the high-performance requirements of North American mobile service providers, utility networks and state and local governments.

      Gross margins decreased in this segment in fiscal 2003 compared to fiscal 2002, mainly due to weak international markets noted above, supply chain issues, including the bankruptcy of a major supplier in France, and other disruptions that increased our costs to deliver systems on time to our customers. In fiscal 2003, we solidified our supply chain by moving to more reliable and lower-cost vendors and redesigned our international products to reduce product cost. Engineering, selling and administrative expenses in this segment were relatively flat as increased provisions for collection losses offset savings experienced from cost-reduction activities. We remained focused on reducing our overhead and product costs and improving segment operating income.

      The $8.3 million charge in fiscal 2003 mentioned above included severance, relocation and facility shutdown costs of $2.6 million, $3.6 million and $2.1 million, respectively. The severance costs in fiscal 2003 resulted from the layoff of 137 employees from the following functions: engineering – 76; services – 29; management and administration – 26; and sales and marketing – 6. Geographically, the individuals were from our locations in: Bellevue, Washington – 38; Redwood Shores, California – 25; Montreal, Canada – 18; Sao Paulo, Brazil – 15; Torrance, California – 12; Shenzhen, China – 12; Mexico City, Mexico – 7; Calgary, Canada – 4; San Antonio, Texas – 3; and other – 3. All of these individuals were notified of their employment status and the terms of their severance benefits prior to December 27, 2002, and they all received severance benefits prior to February 26, 2003.

      The facility shut-down costs in fiscal 2003 of $2.1 million related to our vacating facilities in Sao Paulo, Brazil ($1.1 million); Bellevue, Washington ($0.8 million); and Torrance, California ($0.2 million) and included the write-off of assets such as leasehold improvements ($1.0 million); lease termination costs ($0.8 million); and forfeited export tax credits ($0.3 million). All of these facilities were vacated prior to December 27, 2002.

Broadcast Communications Segment

			2004/2003		2003/2002
			Percent		Percent
			Increase/		Increase/
	2004	2003	(Decrease)	2002	(Decrease)

		(In millions)
Revenue	$287.2	$315.2	(8.9)%	$355.1	(11.2)%
Segment operating income	8.1	8.0	1.3%	37.2	(78.5)%
% of revenue	2.8%	2.5%		10.5%

      Fiscal 2004 Compared With Fiscal 2003: Broadcast Communications segment revenue decreased 8.9 percent from fiscal 2003 to fiscal 2004, and operating income increased from $8.0 million in fiscal 2003 to

$8.1 million in fiscal 2004. Digital television (“DTV”) revenue declined from fiscal 2003, as U.S. station owners continued to delay their next round of investment while awaiting an FCC mandate for full DTV conversion. Analog radio shipments were also lower as the major infrastructure project in Romania neared completion. Studio products and systems revenue increased in fiscal 2004, principally as a result of the Broadcast Communications segment’s participation in the IMN program with the Government Communications Systems segment.

      Fiscal 2004 operating income includes $4.4 million of costs associated with cost-reduction actions, which included the layoff of 81 employees in the U.S. and Europe and which are expected to have a payback period of fewer than 12 months. The segment’s fiscal 2004 operating income also includes a $4 million reversal of a previously established reserve for the consolidation of this segment’s European operations. In addition to cost-reduction actions, we also realigned this segment in the fourth quarter of fiscal 2004 into five market-focused, customer-facing business units to drive revenue growth and improve customer responsiveness. Fiscal 2003 operating income also includes a $4.4 million charge associated with cost-reduction actions aimed at reducing infrastructure costs. The fiscal 2004 operating income was also negatively impacted by poor manufacturing productivity associated with the implementation of a new segment-wide IT enterprise system and the relocation of European manufacturing from Rankweil, Austria to Huntingdon, U.K.

      Digital radio, also known as HD RadioTM, is continuing to gain momentum in the U.S. market. In the fourth quarter of fiscal 2004 we received an order from the largest radio broadcaster in the U.S., Clear Channel Communications, for 17 HD RadioTM transmitters. Clear Channel also announced that over the next three years it will roll out digital broadcasting equipment to 1,000 of its radio stations.

      We recently released additional modules for the Harris Resource SuiteTM, powerful workflow management software that extends the benefits of Master Control automation across the entire ingest-to-broadcast process. The modules released were: Broadcast Presentation Manager, which allows the management of networks from both local and remote locations; Media Asset Management, which has the capability to segment, index and distribute digital content for future playback; and Digital Ingest 1.1, which automates the front-end media ingest and transfer process. Each of these solutions is focused on improving productivity for our broadcast customers.

      During the fourth quarter of fiscal 2004, the Broadcast Communications segment decided to exit its unprofitable TV systems integration business, which contributed approximately $13 million in revenue in fiscal 2004.

      The $4.4 million of expenses related to cost-reduction actions taken in fiscal 2004 all related to severance costs. The severance costs resulted from the layoff of 81 employees from the following functions: management and administration – 24; engineering – 23; sales and marketing – 22; and manufacturing – 12. Geographically, the individuals were from our locations in: France – 27; Mason, Ohio – 27; Austria – 15; Quincy, Illinois – 5; Sunnyvale, California – 3; and other – 4. All of these individuals were notified of their employment status prior to July 2, 2004, and all will receive severance benefits prior to August 31, 2004 unless legal notification requirements go beyond that date.

      Fiscal 2003 Compared With Fiscal 2002: Broadcast Communications segment revenue decreased 11.2 percent from fiscal 2002 to fiscal 2003 and operating income decreased from $37.2 million in fiscal 2002 to $8.0 million in fiscal 2003. Fiscal 2003 operating income includes $4.4 million of costs associated with cost-reduction actions aimed at reducing infrastructure costs. Most of the decrease in revenue came from a decline in DTV equipment sales.

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

      This segment had significantly lower gross margins in fiscal 2003 when compared to fiscal 2002 due to the lower volume and the shift in product mix away from higher-margin DTV equipment to lower-margin analog radio products. This segment’s engineering, selling and administrative expenses were lower in fiscal 2003 when compared to fiscal 2002, due to the lower volume and ongoing cost-reduction actions. Engineering, selling and administrative expenses as a percent of revenue, however, increased in fiscal 2003 when compared to fiscal 2002, as cost-reduction measures did not keep pace with the 11.2 percent reduction in revenue. We also took steps to improve Broadcast Communications segment operating income at the current revenue levels through ongoing focus on cost controls.

      The fiscal 2003 $4.4 million charge mentioned above included severance and relocation costs of $2.4 million and $2.0 million, respectively. The severance costs resulted from the layoff of 94 employees from the following functions: engineering – 36; manufacturing – 26; management and administration – 20; and sales and marketing – 12. Geographically, the individuals were from our locations in: Littleton, Massachusetts – 26; Rennes, France – 23; Mason, Ohio – 16; Quincy, Illinois – 12; Sunnyvale, California – 7; Winnersh, U.K. – 6; and other – 4. All of these individuals were notified of their employment status prior to June 27, 2003, and all received severance benefits prior to August 31, 2003.

Headquarters Expense and Corporate Eliminations

			2004/2003		2003/2002
			Percent		Percent
			Increase/		Increase/
	2004	2003	(Decrease)	2002	(Decrease)

		(In millions)
Headquarters expense	$51.7	$69.6	(25.7)%	$49.1	41.8%

      Fiscal 2004 Compared With Fiscal 2003: Headquarters expense decreased 25.7 percent from $69.6 million in fiscal 2003 to $51.7 million in fiscal 2004. Fiscal 2003 headquarters expense included severance costs associated with cost-reduction actions aimed at reducing infrastructure costs ($4.0 million) and write-downs related to the disposal of assets remaining from our previously exited telephone switch business ($12.4 million). Fiscal 2003 headquarters expense also included a $4.2 million contribution to our retiring Chief Executive Officer’s supplemental executive retirement plan account.

      In fiscal 2003, intersegment sales were transferred at prices comparable to those provided to unaffiliated customers. In fiscal 2004, intersegment sales were transferred at cost to the buying division and the sourcing division recognized a normal profit that was eliminated in the “corporate eliminations” line item in our segment reporting set forth in Note 23: Business Segments in the Notes to Consolidated Financial Statements. This change in the intersegment policy resulted in an elimination of intercompany profit, which was $7.3 million in fiscal 2004.

      Fiscal 2003 Compared With Fiscal 2002: Headquarters expense increased 41.8 percent from $49.1 million in fiscal 2002 to $69.6 million in fiscal 2003 due to higher fiscal 2003 expenses for the reasons mentioned above. The severance costs resulted from the layoff of 73 employees who were all from management and administrative functions. Geographically, the individuals were from our locations in: Melbourne, Florida – 70 and other – 3. All of these individuals were notified of their employment status prior to June 27, 2003, and received severance benefits prior to August 31, 2003.

Discontinued Operations

      In the fourth quarter of fiscal 2004 we completed the sale of our TTS product line to a subsidiary of Danaher Corporation for $49.7 million, subject to post-closing and other adjustments. The gain on the sale that has been recorded in the fourth quarter of fiscal 2004 was $18.9 million pre-tax and $9.1 million after-tax. This transaction, along with the results of the TTS product line, has been reported as a discontinued operation for all periods presented. Revenues from the TTS product line were $40.3 million, $32.1 million and $40.0 million in fiscal 2004, 2003 and 2002, respectively. The product line also had pre-tax operating losses of $3.5 million, $18.1 million and $6.6 million in fiscal 2004, 2003 and 2002, respectively. Discontinued operations are more fully discussed in Note 2: Discontinued Operations in the Notes to Consolidated Financial Statements.

Outlook

      We are uniquely positioned to leverage opportunities in both the government and commercial communications markets. In our Broadcast Communications and Microwave Communications segments, we have taken additional cost-reduction actions, realigned organization structures to better serve our markets, and introduced important new products. We expect the contribution from these two segments to increase overall profitability of Harris in fiscal 2005. In our Government Communications Systems and RF Communications segments, strong demand for mobility, interoperability and speed of communications around the world supports continued momentum. We have a sizeable program backlog and numerous new opportunities that we are pursuing. Although we continue to be cautious regarding total U.S. Government spending levels, we will benefit from our well-diversified customer and program base. We believe that the transformation of the global defense communications infrastructure currently underway is absolutely critical to provide greater national security, and it will remain an area of great focus and investment.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES

Cash Flows

	Fiscal Years Ended

	2004	2003	2002

	(In millions)
Net cash provided by operating activities	$270.3	$152.8	$206.6
Net cash provided by (used in) investing activities	(16.6)	(29.3)	29.3
Net cash provided by (used in) financing activities	(69.7)	95.0	(114.3)
Effect of foreign exchange rate changes on cash	0.9	(2.1)	1.6

Net increase in cash and cash equivalents	$184.9	$216.4	$123.2

      Cash and Cash Equivalents: Our cash and cash equivalents increased $184.9 million to $627.5 million in fiscal 2004, primarily due to cash provided by operating activities of $270.3 million, $44.7 million of proceeds received from the sale of our TTS product line and $37.0 million of proceeds from the exercise of employee stock options. These increases in cash and cash equivalents were partially offset by $66.4 million of plant and equipment additions, $56.5 million of common stock repurchases and $26.6 million of cash dividends.

      Management currently believes that existing cash, funds generated from operations, sales of marketable securities, our credit facilities and access to the public and private debt markets will be sufficient to provide for our anticipated requirements for working capital, capital expenditures and stock repurchases under the current repurchase program for the next 12 months and the foreseeable future. We expect tax payments over the next three years to approximate our tax expense during the same period. We anticipate that our fiscal 2005 cash payments will include strategic acquisitions. The acquisition of The Orkand Corporation was completed during the first quarter of fiscal 2005 for a cash payment of $66 million. Other than for potential acquisitions, no other significant cash payments are anticipated in fiscal 2005 or beyond, other than those noted in the Contractual Obligations discussion below.

      There can be no assurance, however, that our business will continue to generate cash flow at current levels, or that anticipated operational improvements will be achieved. If we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal payments or pay interest on or refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense, telecommunications equipment and broadcast industries and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

      Net cash provided by operating activities: Our net cash provided by operating activities was $270.3 million in fiscal 2004 compared to $152.8 million in fiscal 2003. The positive cash flows from operating activities in fiscal 2004 are primarily due to strong profits and improved asset management performance in our Government Communications Systems and RF Communications segments. Each of our segments had positive cash flow from operating activities during fiscal 2004. The improvement in our RF Communications and Government Communications Systems segments’ net cash provided by operating activities in fiscal 2004 when compared to fiscal 2003 was the result of increased profitability and strong program execution that resulted in a decrease in unbilled costs and accrued earnings on fixed-price contracts. Net cash provided by operating activities also improved in our Microwave Communications segment during fiscal 2004 primarily due to a reduction in this segment’s operating loss as well as improved collections of accounts and notes receivable and improved capital management of accounts payables and accrued expenses. Net cash provided by operating activities in our Broadcast Communications segment in fiscal 2004 was positive but was lower than the net cash provided by operating activities in fiscal 2003 due to increased levels of inventory. This segment recently implemented a modernized IT enterprise system across all of its locations that should help improve its inventory management in the future.

      Net cash used in investing activities: Our net cash used in investing activities was $16.6 million in fiscal 2004 compared to net cash used in investing activities of $29.3 million in fiscal 2003. Net cash used in investing activities in fiscal 2004 was due to additions of plant and equipment of $66.4 million and cash paid for selected investments of $2.8 million, which was partially offset by proceeds received from the sale of our TTS product line of $44.7 million and proceeds from the sale of securities available-for-sale of $7.9 million. Net cash used in investing activities in fiscal 2003 was due to additions of plant and equipment of $73.0 million and cash paid for selected investments of $5.4 million, which was partially offset by proceeds from the sale of our minority interest in our LiveTV, LLC joint venture of $19.0 million and proceeds from the sale of securities available-for-sale of $30.1 million.

      The decrease in our additions of plant and equipment from $73.0 million in fiscal 2003 to $66.4 million in fiscal 2004 was primarily due to larger spending on a network operations command center for our FAA FTI program in fiscal 2003 and the fiscal 2003 purchase of a building in Rochester, New York to support the growth in our RF Communications segment. In fiscal 2004, we renovated and expanded buildings to support the growth in our Government Communications Systems and RF Communications segments. Our total additions of plant and equipment in fiscal 2005 are expected to be in the $80 million to $90 million range.

      Net cash provided by (used in) financing activities: Our net cash used in financing activities in fiscal 2004 was $69.7 million compared to net cash provided by financing activities in fiscal 2003 of $95.0 million. The net cash used in financing activities in fiscal 2004 was primarily due to repurchase of our common stock of $56.5 million and $26.6 million of cash dividends paid. Net payments of borrowings in fiscal 2004 were $23.6 million, as we reduced short-term debt in our foreign subsidiaries. Proceeds from the exercise of employee stock options of $37.0 million in fiscal 2004 partially offset these payments. In fiscal 2004, we issued 1,312,839 shares of common stock to employees under the terms of our option and incentive plans.

      The net cash provided by financing activities in fiscal 2003 was primarily due to net proceeds from debt borrowings of $119.9 million, which primarily reflects the net receipt of $145.2 million from the private placement of $150.0 million of our 3.5% Convertible Debentures and the retirement of $30.5 million of our 6.38% notes payable during fiscal 2003. Other items included in net cash provided by financing activities in fiscal 2003 were cash dividends of $21.2 million, cash paid for the repurchase of common stock of $6.0 million and proceeds from the issuance of common stock of $2.3 million upon the exercise of employee stock options. In fiscal 2003, we issued 289,975 shares of common stock to employees under the terms of our option and incentive plans.

Common Stock Repurchases

      During fiscal 2004, we used $56.5 million to repurchase 1,304,400 shares of our common stock at an average price per share of $43.25 plus commissions. In fiscal 2003, we used $6.0 million to repurchase 217,500 shares of our common stock at an average price per share of $27.36 plus commissions. We currently expect that we will repurchase shares of common stock to offset the dilutive effect of shares issued under our stock incentive plans. Additionally, if warranted, we will consider accelerating our purchases. Additional information regarding repurchases made during fiscal 2004 and our repurchase programs is set forth under Part II Item 5, “Market For The Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Dividend Policy

      On August 28, 2004, our Board of Directors authorized a 20 percent increase in our quarterly common stock dividend to $0.12 per share for an annualized rate of $0.48 per share. This is our third consecutive annual increase. Our annual common stock dividend was $0.40, $0.32 and $0.20 per share in fiscal 2004, 2003 and 2002, respectively.

Capital Structure and Resources

      We have a committed Revolving Credit Agreement that provides for unsecured borrowings of up to $300 million. At July 2, 2004, no borrowings were outstanding under this credit facility, which expires in October 2007. Each bank’s obligation to make loans to us under this credit facility is subject to, among other things, the accuracy of our representations and warranties and compliance with various covenants. Interest rates on borrowings under this credit facility and related fees are determined by a pricing matrix based upon our long-term debt rating assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. The availability of borrowing under this credit facility is not contingent upon our debt rating. We are not required to maintain compensating balances in connection with this agreement. While we did not issue commercial paper in fiscal 2004, availability of borrowings under this revolving credit facility enables us to issue commercial paper. The financial covenants contained in this credit facility include, among others, maintenance of consolidated tangible net worth of not less than $842.6 million (which amount is subject to adjustment), maintenance of a total debt to adjusted earnings before interest, taxes, depreciation and amortization ratio of not more than 3.0 to 1 and maintenance of an adjusted earnings before interest, taxes, depreciation and amortization to interest charges ratio of not less than 3.0 to 1 for four trailing quarters. This credit facility also includes negative covenants limiting (i) the creation of liens or other encumbrances, (ii) certain sale and leaseback transactions, and (iii) certain sales or other dispositions of assets other than in the ordinary course of business. In addition, this facility includes certain provisions for acceleration of maturity in the case of a (a) “cross default” with other indebtedness in an amount in excess of $50 million, (b) final uninsured judgment in excess of $50 million which remains unpaid or discharged, or (c) change of control, including if a person or group of persons acquires more than 25 percent of our voting stock.

      During the first quarter of fiscal 2004, we filed a “universal shelf” registration statement with the SEC related to the potential future issuance of up to $500 million of securities, including debt securities, preferred stock, common stock, fractional interests in preferred stock represented by depositary shares and warrants to purchase debt securities, preferred stock or common stock. This universal shelf registration statement was declared effective by the SEC during the first quarter of fiscal 2004 and replaces our prior $500 million debt shelf registration.

      In fiscal 2003, we issued $150 million of 3.5% Convertible Debentures due 2022. These debentures initially are convertible at a conversion price of $45.25 during any calendar quarter if the closing price of our common stock, for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the prior calendar quarter, is more than $49.78, and in certain other circumstances as described in Note 16: Net Income Per Share in the Notes to Consolidated Financial Statements. In addition to our $150 million 3.5% Convertible Debentures, we have outstanding unsecured long-term debt of $251.4 million. The earliest maturity of any long-term debt is fiscal 2007.

      We have uncommitted short-term lines of credit aggregating $32.9 million from various U.S. and international banks, of which $27.1 million was available on July 2, 2004. These lines provide for borrowings at various interest rates, typically may be terminated upon notice, may be used on such terms as mutually agreed to by the banks and us and are reviewed annually for renewal or modification. These lines do not require compensating balances. We have a short-term commercial paper program in place, which we may utilize to satisfy short-term cash requirements. This program has not been used since the private placement on August 26, 2002 of $150 million of our 3.5% Convertible Debentures. There were no borrowings under the commercial paper program at July 2, 2004.

      Our debt is currently rated “BBB” by Standard and Poor’s Rating Group and “Baa2” by Moody’s Investors Service. We expect to maintain operating ratios, fixed-charge coverage ratios and balance sheet ratios sufficient for retention of these debt ratings. There are no assurances that our credit ratings will not be reduced in the future. If our credit rating is lowered below “investment grade,” then we may not be able to issue short-term commercial paper, but would instead need to borrow under our other credit facilities or pursue other alternatives. We do not currently foresee losing our investment-grade debt ratings. If, however, our debt ratings were downgraded, it could adversely impact, among other things, our future borrowing costs and access to capital markets.

Contractual Obligations

      At July 2, 2004, we had contractual cash obligations to repay debt (including capital lease obligations, which are immaterial), to purchase goods and services and to make payments under operating leases. Payments due under these long-term obligations are as follows:

		Obligations Due by Fiscal Year

			2006	2008
			and	and	After
	Total	2005	2007	2009	2009

	(In millions)
Long-term debt	$401.4	$—	$1.4	$300.0	$100.0
Purchase obligations	432.3	412.9	19.3	0.1	—
Operating lease commitments	64.8	18.7	25.5	13.3	7.3

Total contractual cash obligations	$898.5	$431.6	$46.2	$313.4	$107.3

      The purchase obligations of $432.3 million noted above include $314.9 million of purchase obligations related to our Government Communications Systems segment, which are fully funded under contracts with the

U.S. Government. $160.4 million of these purchase obligations relate to cost-plus type contracts where our costs are fully reimbursable.

Off-Balance Sheet Arrangements

      In accordance with the definition under SEC rules, the following qualify as off-balance sheet arrangements:

•	Any obligation under certain guarantee contracts;
•	A retained contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;
•	Any obligation under certain derivative instruments; and
•	Any obligation under a material variable interest held by the registrant in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

      Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any retained or contingent interest in assets as defined above. As of the end of fiscal 2004, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, cash flows or financial condition.

Commercial Commitments

      We have entered into commercial commitments in the normal course of business including surety bonds, standby letter of credit agreements and other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers and to obtain insurance policies with our insurance carriers. At July 2, 2004, we had commercial commitments on outstanding letters of credit, guarantees and other arrangements, as follows:

		Expiration of Commitments
		by Fiscal Year

					After
	Total	2005	2006	2007	2007

	(In millions)
Standby letters of credit used for:
Bids	$5.3	$4.6	$0.4	$—	$0.3
Down payments	10.4	9.3	0.3	0.8	—
Performance	35.6	28.5	5.8	1.3	—
Financial assurances	9.6	9.6	—	—	—

	60.9	52.0	6.5	2.1	0.3
Surety bonds used for:
Bids	11.4	11.4	—	—	—
Performance	17.7	16.9	0.8	—	—

	29.1	28.3	0.8	—	—
Guarantees	1.1	0.9	0.2	—	—

Total commitments	$91.1	$81.2	$7.5	$2.1	$0.3

Financial Risk Management

      In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.

      Foreign Exchange and Currency: We use foreign exchange contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers and intercompany loans. We believe the use of foreign currency financial instruments should reduce the risks that arise from doing business in international markets. At July 2, 2004, we had open foreign exchange contracts with a notional amount of $93.9 million, of which $30.0 million were classified as cash flow hedges and $63.9 million were classified as fair value hedges. This compares to total foreign exchange contracts with a notional amount of $95.7 million as of June 27, 2003, of which $18.1 million were classified as cash flow hedges and $77.6 million were classified as fair value hedges. At July 2, 2004, contract expiration dates range from less than one month to 18 months with a weighted average contract life of 0.2 years.

      More specifically, the foreign exchange contracts classified as cash flow hedges are primarily being used to hedge currency exposures from cash flows anticipated from the Bowman program in our RF Communications segment. This contract for our tactical radio products was awarded in the second quarter of fiscal 2002. Under the contract, the customer pays in Pounds Sterling. We have hedged the forecasted cash flows related to payments made to the U.S. operations to maintain our anticipated profit margins. We also have hedged U.S. dollar payments to suppliers to maintain our anticipated profit margins in the U.K. operations. As of July 2, 2004, we estimated that a pre-tax loss of $3.2 million would be reclassified into earnings from comprehensive income within the next 18 months related to the cash flow hedges for the Bowman program. The amount of pre-tax loss that would be reclassified into earnings from comprehensive income from the other transactions we are hedging with cash flow hedges was not material as of July 2, 2004.

      The net gain included in our earnings in fiscal 2004, 2003 and 2002 representing the amount of fair value and cash flow hedges’ ineffectiveness was not material. No amounts were recognized in our earnings in fiscal 2004, 2003 and 2002 related to the component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. In addition, no amounts were recognized in our earnings in fiscal 2004, 2003 and 2002 related to hedged firm commitments that no longer qualify as fair value hedges. All of these derivatives were recorded at their fair value on the balance sheet in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”).

      Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for our foreign currency derivatives held at July 2, 2004 would have an impact of approximately $8.3 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.

      Interest Rates: We utilize a balanced mix of debt maturities along with both fixed-rate and variable-rate debt and available lines of credit to manage our exposure to changes in interest rates. We do not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2005, although there can be no assurances that interest rates will not change significantly.

Impact of Foreign Exchange

      Approximately 39 percent of our international business is transacted in local currency environments. The impact of translating the assets and liabilities of these operations to U.S. dollars is included as a component of shareholders’ equity. At July 2, 2004, the cumulative translation adjustment reduced shareholders’ equity by $6.1 million compared to a reduction of $13.0 million at June 27, 2003. We utilize foreign currency hedging instruments to minimize the currency risk of international transactions. Gains and losses resulting from currency rate fluctuations did not have a material effect on our results in fiscal 2004, 2003 or 2002.

Impact of Inflation

      To the extent feasible, we have consistently followed the practice of adjusting our prices to reflect the impact of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

      The following is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 1: Significant Accounting Policies in our Notes to Consolidated Financial Statements. In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in our Notes to Consolidated Financial Statements. We consider the policies discussed below as critical to an understanding of our financial statements because their application places the most significant demands on our judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. The impact and any associated risks related to these policies on our business operations are discussed throughout this MD&A where such policies affect our reported and expected financial results. Senior management has discussed the development and selection of the critical accounting policies and the related disclosure included herein with the Audit Committee of our Board of Directors. Preparation of this Annual Report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

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

Revenue Recognition on Long-Term Contracts and Contract Estimates

      A significant portion of our business is derived from long-term development and production contracts, which are accounted for under the provisions of the American Institute of Certified Public Accountants’ (“AICPA”) audit and accounting guide, “Audits of Federal Government Contractors,” and the AICPA’s Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), and cost-reimbursable contracts with the U.S. Government also are specifically accounted for in accordance with Accounting Research Bulletin No. 43, Chapter 11, Section A, “Government Contracts, Cost-Plus-Fixed Fee Contracts” (“ARB 43”).

      Revenues related to long-term contracts are recorded using the percentage-of-completion method generally measured by the costs incurred on each contract to-date against estimated total contract costs at completion (“cost-to-cost”) with consideration given for risk of performance and estimated profit. The percentage-of-completion method of revenue recognition is primarily used in our Government Communications Systems and RF Communications segments. Revenues are recorded on certain long-term production contracts within our RF Communications segment using the units of delivery method rather than the cost-to-cost method. Under the units of delivery method, sales and profits are recorded based on the ratio of actual units delivered to estimated total units to be delivered under the contract. Amounts representing contract change orders, claims or other items that may change the scope of a contract are included in revenues only when they can be reliably estimated and realization is probable. Incentives or penalties and award fees applicable to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions, which increase or decrease earnings based solely on a single significant event, generally are not recognized until the event occurs. Contracts generally are not segmented. If contracts are segmented, they meet the segmenting criteria stated in SOP 81-1.

      Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance. Recognition of profit on long-term fixed-price contracts requires estimates of: the contract value or total contract revenue; the total cost at completion; and the measurement of progress toward completion. The estimated profit or loss on a contract is equal to the difference between the estimated contract value and the estimated total cost at completion. Due to the long-term nature of many of our programs, developing the estimated total cost at completion often requires significant judgment. Factors that must be considered in estimating the work to be completed include labor productivity and availability of labor, the nature and complexity of the work to be performed, availability of materials, subcontractor performance, the impact of delayed performance, availability and timing of funding from the customer and the recoverability of claims outside the original contract included in any estimate to complete. We review cost performance and estimates to complete on our ongoing and acquired contracts at least quarterly and in many cases more frequently. If a change in estimated cost to complete a contract is determined to have an impact on contract earnings, we will record a positive or negative adjustment to estimated earnings when identified. Revenues and profits on a cost-reimbursable contract are recognized when allowable costs are incurred in an amount equal to the allowable costs plus the profit on those costs. These profits may be at a fixed or variable percentage of allowable costs, depending on the contract fee arrangement. Thus, cost-reimbursable contracts generally are not subject to the same estimation risks that affect fixed-price contracts.

      We have not made any material changes in the methodologies used to recognize revenues on long-term contracts or to estimate our costs related to long-term contracts in the past three fiscal years. As of July 2, 2004, the amount of unbilled costs and accrued earnings on fixed-price contracts on our Consolidated Balance Sheet was $111.1 million compared to $164.8 million as of June 27, 2003. These amounts include gross costs and accrued income, which is netted against billings and progress payments. A significant change in an estimate on one or more programs could have a material effect on our statement of financial position and results of operations. For example, a one percent variance in our estimate of accrued income booked as of July 2, 2004 on all open fixed-price contracts would impact our pre-tax income and our cost of product sales and services by $4.4 million.

Provisions for Excess and Obsolete Inventory Losses

      We value our inventory at the lower of cost or market. We balance the need to maintain prudent inventory levels to ensure competitive delivery performance with the risk of excess or obsolete inventory due to changing technology and customer requirements. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. The review of excess and obsolete inventory primarily relates to our Microwave Communications, Broadcast Communications and RF Communications segments. Several factors may influence the sale and use of our inventories, including our decisions to exit a product line, technological change and new product development. These factors could result in a change in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if we determine that our inventory was overvalued, we would be required to recognize such costs in “Cost of product sales and services” in our Consolidated Statement of Income at the time of such determination. Likewise, if we determine our inventory is undervalued, we may have overstated “Cost of product sales and services” in previous periods and would be required to recognize such additional income. We have not made any material changes in the reserve methodology used to establish our inventory loss reserves during the past three fiscal years.

      As of July 2, 2004, our reserve for obsolete and excess inventory was $52.7 million, or 19 percent of our gross inventory balance, which compares to our reserve of $34.0 million, or 14 percent of the gross inventory balance as of June 27, 2003. We recorded $5.0 million, $15.4 million and $19.1 million in inventory write-down charges during fiscal 2004, 2003 and 2002, respectively. In fiscal 2003, inventory write-downs of $8.6 million related to our exit from unprofitable products and the shutdown of our Brazilian manufacturing plant in the Microwave Communications segment. In fiscal 2002, inventory write-downs were primarily due to the slow-down in demand for our Microwave Communications segment’s products as a result of weak international markets where a lack of capital radically reduced the expansion of telecom infrastructure. Although we make every reasonable effort to ensure the accuracy of our forecasts of future product demand, including the impact of planned future product launches, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Valuation of Selected Investments

      Selected investments are accounted for using the cost method of accounting and are evaluated for impairment if cost exceeds fair value. For those investments that are illiquid and privately held securities that do not have readily determinable fair values, the determination of fair value requires management to obtain independent appraisals, or to estimate the value of the securities without an independent appraisal based upon available information such as projected cash flows, comparable market prices of similar companies, recent acquisitions of similar companies made in the marketplace and a review of the financial and market conditions of the underlying company. We use judgment in estimating the fair value based on our evaluation of the investee and establishing an appropriate discount rate, terminal value and long-term growth rate to apply in our calculations. In instances where a security is subject to liquidation preferences or transfer restrictions, the value of the security is based primarily on the quoted price of the same security without liquidation preferences or transfer restrictions but may be reduced by an amount estimated to reflect such preferences or restrictions. In addition, even where the value of a selected investment is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine whether our selected investment is more or less marketable than those investments being quoted. We evaluate our selected investments for “other than temporary” impairment. Impairment may exist when the fair value of a selected investment has been, or is expected to be, below the carrying value for an extended period of time. If an “other than temporary” impairment is determined to exist, the difference between the value of the selected investment recorded on the financial statements and fair value is recognized as a charge to earnings in the period in which the impairment is determined to be other than temporary. We have not made any material changes in the methodology used to determine the valuation of our selected investments during the past three fiscal years.

      As of July 2, 2004, we own $37.8 million of selected investments that are included in the “Other assets” caption in our Consolidated Balance Sheet, which compares to $38.8 million as of June 27, 2003. Independent appraisals were obtained to derive the fair value of these investments. We make every reasonable effort to ensure the accuracy of our estimate of the value of our selected investments. Any significant unanticipated changes in the underlying assumptions used by independent appraisers or us could have a significant impact on these estimates.

Goodwill

      Under the provision of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”), we are required to perform an annual (or under certain circumstances more frequent) impairment test of our goodwill. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as our business segments, with its net book value or carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. We have not made any material changes in the methodology used to determine the valuation of our goodwill or the assessment of whether or not goodwill is impaired during the past three fiscal years.

      There are many assumptions and estimates underlying the determination of the fair value of a reporting unit. These assumptions include projected cash flows, discount rates, comparable market prices of similar businesses, recent acquisitions of similar businesses made in the marketplace and a review of the financial and market conditions of the underlying business. We completed impairment tests as of April 2, 2004, with no adjustment to the carrying value of goodwill. Goodwill on our Consolidated Balance Sheet as of July 2, 2004 and June 27, 2003 was $223.3 million and $214.3 million, respectively. Although we make every reasonable effort to ensure the accuracy of our estimate of the fair value of our reporting units, future changes in the assumptions used to make these estimates could result in the recording of an impairment loss. A 10 percent variance, however, in our estimate of any of our reporting units’ fair value would not lead to any further tests for impairment as described above.

Income Taxes and Tax Valuation Allowances

      We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in our Consolidated Balance Sheet, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the balance sheet and provide necessary valuation allowances as required. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the tax law. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. We have not made any material changes in the methodologies used to determine our tax valuation allowances during the past three fiscal years.

      Our Consolidated Balance Sheet as of July 2, 2004, includes a current deferred tax asset of $114.1 million and a non-current deferred tax liability of $2.8 million. This compares to a current deferred tax asset of $83.1 million and a non-current deferred tax asset of $21.1 million as of June 27, 2003. The variance between these balances was primarily due to increased accruals and non-current valuation allowances. Our current year and prior year taxable income are sufficient to realize the benefit of our Federal deferred tax assets of approximately $67.1 million. For our state and local taxes and foreign jurisdictions, we expect that our existing levels of pre-tax earnings are sufficient to generate the amount of future taxable income needed to realize these tax assets. Our valuation allowance related to deferred income taxes, which is reflected in our Consolidated Balance Sheet, was $38.7 million as of July 2, 2004 and $20.1 million as of June 27, 2003. If we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

Other Management Estimates

      The majority of our revenues and, consequently, our outstanding accounts receivable, are directly or indirectly with the U.S. Government. Therefore, our risk of not collecting amounts due us under such arrangements is minimal. We generally require letters of credit or deposit payments prior to the commencement of work or obtain progress payments upon the achievement of certain milestones from our international commercial customers. In addition, our revenues are supported by contractual arrangements specifying the timing and amounts of payments. We historically have experienced and expect to continue to experience a minimal amount of uncollectible accounts receivable. We have not made any material changes in the methodologies used to determine our allowance for uncollectible accounts receivable during the past three fiscal years. Changes in the underlying financial condition of our customers or changes in the industries in which we operate necessitating revisions to our standard contractual terms and conditions could have an impact on our results of operations and cash flows in the future.

      We record a liability pertaining to pending litigation or contingencies based on our best estimate of probable loss, if any, or at the minimum end of the range of loss in circumstances where a range of loss can be reasonably estimated. Because of uncertainties surrounding the nature of litigation and the cost to us, if any, we continually revise our estimated losses as additional facts become known. We have not made any material changes in the methodologies used to estimate liabilities pertaining to pending litigation during the past three fiscal years.

Impact of Recently Issued Accounting Pronouncements

      As described in Note 3: Accounting Changes in our Notes to Consolidated Financial Statements, there are accounting pronouncements that have recently been issued but not yet implemented by us. Note 3 describes the potential impact that these pronouncements are expected to have on our financial position, cash flows or results of operations.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

      The following are some of the factors we believe could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here also could adversely affect us.

We participate in markets that are often subject to uncertain economic conditions, which makes it difficult to estimate growth in our markets and, as a result, future income and expenditures.
      We participate in markets that are subject to uncertain economic conditions. As a result, it is difficult to estimate the level of growth in some of the markets in which we participate. Because all components of our budgeting and forecasting are dependent upon estimates of growth in the markets we serve, the uncertainty renders estimates of future income and expenditures even more difficult than usual. As a result, we may make significant investments and expenditures but never realize the anticipated benefits, which could adversely affect our results of operations. The future direction of the overall domestic and global economies will also have a significant impact on our overall performance.

We depend on the U.S. Government for a significant portion of our revenues, and the loss of this relationship or a shift in U.S. Government funding could have adverse consequences on our future business.
      We are highly dependent on sales to the U.S. Government. Approximately 66 percent, 62 percent and 55 percent of our net revenues in fiscal 2004, 2003 and 2002, respectively, were derived from sales to the U.S. Government. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government could significantly reduce our revenues. Our U.S. Government programs must compete with programs managed by other defense contractors for a limited number of programs and for uncertain levels of funding. Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government and will continue these efforts in the future. The U.S. Government may choose to use other contractors for its limited number of defense programs. In addition, the funding of defense programs also competes with nondefense spending of the U.S. Government. Budget decisions made by the U.S. Government are outside of our control and have long-term consequences for our business. A shift in U.S. Government defense spending to other programs in which we are not involved, or a reduction in U.S. Government defense spending generally, could have adverse consequences on our business.

We depend significantly on our U.S. Government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited. The termination or failure to fund one or more of these contracts could have an adverse impact on our business.
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
      Sometimes, we enter into contracts on a firm, fixed-price basis. During fiscal 2004 approximately 27 percent of our total Government Communications Systems and RF Communications segments’ sales were from fixed-price contracts. This allows us to benefit from cost savings, but it carries the burden of potential cost overruns since we assume all of the cost risk. If our initial estimates are incorrect, we can lose money on these contracts. U.S. Government contracts can expose us to potentially large losses because the U.S. Government can compel us to complete a project or, in certain circumstances, pay the entire cost of its replacement by another provider regardless of the size or foreseeability of any cost overruns that occur over the life of the contract. Because many of these projects involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, problems with other contractors and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet project deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts we may not realize their full benefits. Our results of operations are dependent on our ability to maximize our earnings from our contracts. Lower earnings caused by cost overruns and cost controls would have an adverse impact on our financial results.

We derive a substantial portion of our revenues from international revenues and are subject to the risks of doing business in foreign countries, including fluctuations in foreign currency exchange rates.
      We are highly dependent on sales to customers outside the United States. In fiscal 2004, 2003 and 2002, revenues for products exported from the U.S. or manufactured abroad were 20 percent, 21 percent and 22 percent, respectively, of our total revenues. Approximately 39 percent of our international business in fiscal

2004 was transacted in local currency environments. Losses resulting from currency rate fluctuations can adversely affect our results. We expect that international revenues will continue to account for a significant portion of our total revenues. Also, a significant portion of our international revenues are in less developed countries. As a result, we are subject to risks of doing business internationally, including:

•	Currency exchange controls, fluctuations of currency and currency revaluations;
•	The laws, regulations and policies of foreign governments relating to investments and operations, as well as U.S. laws affecting the activities of U.S. companies abroad;
•	Changes in regulatory requirements, including imposition of tariffs or embargoes, export controls and other trade restrictions;
•	Uncertainties and restrictions concerning the availability of funding, credit or guarantees;
•	The difficulty of managing an organization doing business in many countries;
•	Import and export licensing requirements and regulations, as well as unforeseen changes in export regulations;
•	Uncertainties as to local laws and enforcement of contract and intellectual property rights and occasional requirements for onerous contract clauses; and
•	Rapid changes in government, economic and political policies, political or civil unrest or the threat of international boycotts or U.S. anti-boycott legislation.

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
      Both our commercial and defense businesses are characterized by rapidly changing technologies and evolving industry standards. Accordingly, our future performance depends on a number of factors, including our ability to:

•	Identify emerging technological trends in our target markets;
•	Develop and maintain competitive products;
•	Enhance our products by adding innovative features that differentiate our products from those of our competitors; and
•	Manufacture and bring cost-effective products to market quickly.

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
      The terrorist attacks in the United States on September 11, 2001, the subsequent U.S.-led military response and the potential for future terrorist activities and other recent geo-political events have created economic and political uncertainties that could have a material adverse effect on our business and the prices of our securities. These matters have caused uncertainty in the world’s financial and insurance markets and may increase significantly the political, economic and social instability in the geographic areas in which we operate. These matters also have caused the premiums charged for our insurance coverages to increase and may cause some coverages to be unavailable altogether. While our government businesses have benefited from homeland defense initiatives and the War on Terrorism, these developments may affect adversely our business and profitability and the prices of our securities in ways that we cannot predict at this time.

We have made, and may continue to make, strategic acquisitions that involve significant risks and uncertainties.
      We have made, and we may continue to make, strategic acquisitions that involve significant risks and uncertainties. These risks and uncertainties include:

•	Difficulty in integrating newly acquired businesses and operations in an efficient and cost-effective manner and the risk that we encounter significant unanticipated costs or other problems associated with integration;
•	Challenges in achieving strategic objectives, cost savings and other benefits expected from acquisitions;
•	Risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets;
•	Risk that we assume significant liabilities that exceed the limitations of any applicable indemnification provisions or the financial resources of any indemnifying parties;
•	Potential loss of key employees of the acquired businesses; and
•	Risk of diverting the attention of senior management from our existing operations.

The inability of our subcontractors to perform, or our key suppliers to manufacture and deliver our components or products, could cause our products to be produced in an untimely or unsatisfactory manner.
      On many of our contracts, we engage subcontractors. In addition, there are certain parts or components, which we source from other manufacturers. Some of our suppliers from time to time experience financial and operational difficulties, which may impact their ability to supply the materials, components and subsystems that we require. Any inability to develop alternative sources of supply on a cost-effective basis could materially impair our ability to manufacture and deliver our products to customers in a timely manner. We cannot give assurances that we will not experience material supply problems or component or subsystems problems in the future. Also, our subcontractors and other suppliers may not be able to maintain the quality of the materials, components and subsystems they supply, which might result in greater product returns and could harm our business, financial condition and results of operations.

Third parties have claimed in the past and may claim in the future that we are infringing upon their intellectual property rights, and third parties may infringe upon our intellectual property rights.
      Many of the markets we serve are characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in often protracted and expensive litigation. Third parties have claimed in the past and may claim in the future that we are infringing their intellectual property rights, and we may be found to be infringing or to have infringed those intellectual property rights. We do not believe that existing claims of infringement will have a material impact on us; however, we may be unaware of intellectual property rights of others that may cover some of our technology, products and services. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. Moreover, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of certain of our products. Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. If we fail to successfully protect and enforce our intellectual property rights, our competitive position could suffer. Our pending patent and trademark registration applications may not be allowed, or competitors may challenge the validity or scope of these patents or trademark registrations. In addition, our patents may not provide us a significant competitive advantage. We may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect infringement and our competitive position may be harmed before we do so. In addition, competitors may design around our technology or develop competing technologies.

The outcome of litigation or arbitration in which we are involved is unpredictable and an adverse decision in any such matter could have a material adverse affect on our financial position and results of operations.
      We are defendants in a number of litigation matters and are involved in a number of arbitrations. These actions may divert financial and management resources that would otherwise be used to benefit our operations. Although we believe that we have meritorious defenses to the claims made in each and all of the litigation or arbitration matters to which we are a party, and intend to contest each lawsuit and proceeding vigorously, no assurances can be given that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits or arbitrations could have a material adverse affect on our financial position.

We are subject to customer credit risk.
      We sometimes provide medium-term and long-term customer financing. Customer financing arrangements may include all or a portion of the purchase price for our products and services, as well as working capital. We also may assist customers in obtaining financing from banks and other sources on a recourse or non-recourse basis. While we generally have been able to place a portion of our customer financings with third-party lenders, or to otherwise insure a portion of this risk, a portion of these financings is provided directly by us. There can be higher risks associated with some of these financings, particularly when provided to start-up operations such as local network providers, to customers in developing countries or to customers in specific financing-intensive areas of the telecommunications industry. If customers fail to meet their obligations, losses could be incurred and such losses could have an adverse effect on us. Our losses could be much greater if it becomes more difficult to place or insure against these risks with third parties. We have various programs in place to monitor and mitigate customer credit risk; however, we cannot provide assurances that such measures will be effective in reducing our exposure to our customers’ credit risk.

The fair values of our portfolio of passive investments are subject to significant price volatility or erosion.
      We have investments in securities of several privately-held companies, many of which still can be considered in the start-up or developmental stages. These investments are illiquid and are inherently risky as the markets for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in these companies.

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

We have significant operations in Florida that could be impacted in the event of a hurricane and operations in California that could be impacted in the event of an earthquake.
      Our corporate headquarters and significant operations of our Government Communications Systems Division are located in Florida. In addition, our Broadcast Communications and Microwave Communications segments have locations near major earthquake fault lines in California. In the event of a major hurricane, earthquake or other natural disaster we could experience business interruptions, destruction of facilities and/or loss of life, all of which could materially adversely affect our business.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

      In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates, fluctuations in the market value of our marketable equity securities available-for-sale and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks. For a discussion of such policies and procedures and the related risks, see “Financial Risk Management” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated by reference into this Item 7A.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The Consolidated Financial Statements and supplementary financial information and data required by this Item are set forth in the pages indicated in Item 15(a)(1) and (2) and are incorporated by reference into this Item 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

      (a) Evaluation of disclosure controls and procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported, within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, as of the end of fiscal 2004 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of fiscal 2004 our disclosure controls and procedures are adequate and effective.

      (b) Changes in internal controls: There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

      Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      (a) Identification of Directors: The information required by this Item, with respect to our directors, is incorporated herein by reference to the discussion under the headings Proposal 1: Election of Directors — Term Expiring In 2007 and Current Directors Not Up For Election in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 22, 2004, which proxy statement is expected to be filed within 120 days after the end of our 2004 fiscal year.

      (b) Identification of Executive Officers: Certain information regarding our executive officers is included in Part I hereof under the heading “Executive Officers of the Registrant” in accordance with General Instruction G(3) of Form 10-K.

      (c) Audit Committee Information; Financial Expert: The information required by this Item with respect to the Audit Committee of the Board of Directors and Audit Committee financial experts is incorporated herein by reference to the discussion under the heading Additional Information Concerning Our Board of Directors in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held October 22, 2004, which proxy statement is expected to be filed within 120 days after the end of our 2004 fiscal year.

      (d) Section 16 Beneficial Ownership Reporting Compliance: The information relating to compliance with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference to the discussion under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 22, 2004, which proxy statement is expected to be filed within 120 days after the end of our 2004 fiscal year.

      (e) Code of Ethics: The information required by this Item with respect to codes of ethics is incorporated herein by reference to the discussion under the heading Standards of Business Conduct in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 22, 2004, which proxy statement is expected to be filed within 120 days after the end of our 2004 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.

      The information required by this Item, with respect to compensation of our directors and executive officers, is incorporated herein by reference to our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 22, 2004, which proxy statement is expected to be filed within 120 days after the end of our 2004 fiscal year. The information specified in Item 402(k) and (l) of Regulation S-K and set forth in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 22, 2004, is not incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      For information about our common stock that may be issued upon the exercise of options, warrants and rights under all our equity compensation plans, see “Equity Compensation Plan Information,” in Item 5 “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” which is incorporated by reference into this Item 12.

      The other information required by this Item, with respect to security ownership of certain of our beneficial owners and management, is incorporated herein by reference to the discussion under the headings Our Largest Shareholders and Shares Held By Our Directors and Executive Officers in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 22, 2004, which proxy statement is expected to be filed within 120 days after the end of our 2004 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      During the fiscal year ended July 2, 2004, there existed no relationships and there were no transactions reportable under this Item.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The information required by this Item is incorporated herein by reference to the discussion under the heading Proposal 2: Ratification of Appointment of Independent Auditors in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 22, 2004, which proxy statement is expected to be filed within 120 days after the end of our 2004 fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

      (a) The following documents are filed as a part of this report:

      All other schedules are omitted because they are not applicable, the amounts are not significant, or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

           (3) Exhibits:

The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:

(3)(i) Restated Certificate of Incorporation of Harris Corporation (1995), incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996. (Commission File Number 1-3863)

(3)(ii) By-Laws of Harris Corporation as in effect December 3, 1999, and as amended on June 23, 2000, incorporated herein by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2004.

(4)(a) Specimen stock certificate for the Company’s common stock, incorporated herein by reference to Exhibit 4(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 1997. (Commission File Number 1-3863)

(4)(b) Stockholder Protection Rights Agreement, between Harris Corporation and Mellon Investor Services, LLC (formerly ChaseMellon Shareholder Services, L.L.C.) as Rights Agent, dated as of December 6, 1996, incorporated herein by reference to Exhibit 1 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 1996. (Commission File Number 1-3863)

(4)(c)(i) Indenture, dated as of May 1, 1996, between Harris Corporation and The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a Committee of the Board, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-03111, filed with the SEC on May 3, 1996.

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

(4)(d) Indenture, dated as of October 1, 1990, between Harris Corporation and National City Bank, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a Committee

of the Board, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-3, Registration Statement No. 33-35315, filed with the SEC on June 8, 1990.

(4)(e) Indenture, dated as of August 26, 2002, between Harris Corporation and The Bank of New York, as Trustee, relating to $150,000,000 of 3.5% Convertible Debentures due 2022, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2002.

(4)(f) Subordinated Indenture, dated as of September 3, 2003, between Harris Corporation and The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit 4(c) to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-108486, filed with the SEC on September 3, 2003.

(4)(g) Pursuant to Regulation S-K Item 601(b)(4)(iii), Registrant by this filing agrees, upon request, to furnish to the SEC a copy of other instruments defining the rights of holders of long-term debt of Harris.

(10) Material Contracts:

*(10)(a) Form of Senior Executive Severance Agreement, incorporated herein by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996. (Commission File Number 1-3863)

*(10)(b) Harris Corporation Annual Incentive Plan (amended as of June 28, 1996), incorporated herein by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996. (Commission File Number 1-3863)

*(10)(c)(i) Harris Corporation Stock Incentive Plan (amended as of August 23, 1997), incorporated herein by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 1997. (Commission File Number 1-3863)

(ii) Stock Option Agreement Terms and Conditions (as of 8/22/97) for grants under the Harris Corporation Stock Incentive Plan, incorporated herein by reference to Exhibit 10(v) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1997. (Commission File Number 1-3863)

(iii) Form of Outside Directors’ Stock Option Agreement (as of 10/24/97) for grants under the Harris Corporation Stock Incentive Plan, incorporated herein by reference to Exhibit 10(c)(iii) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 1998. (Commission File Number 1-3863)

(iv) Stock Option Agreement Terms and Conditions (as of 8/25/00) for grants under the Harris Corporation Stock Incentive Plan, incorporated herein by reference to Exhibit (10)(i) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2000.

*(10)(d)(i) Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 4(b) to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-49006, filed with the SEC on October 31, 2000.

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

(iv) Stock Option Agreement Terms and Conditions (as of 8/22/03) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2003.

(v) Executive Performance Share Award Terms and Conditions (as of 8/24/01) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit (10)(ii) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001.

(vi) Form of Outside Director Stock Option Agreement (as of 10/27/2000) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit (10)(d)(iii) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001.

(vii) Restoration Stock Option Agreement Terms and Conditions (as of 8/24/01) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(d)(vi) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2003.

(viii) Restoration Stock Option Agreement Terms and Conditions (as of 10/27/01) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(d)(vii) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2003.

(ix) Restoration Stock Option Agreement Terms and Conditions (as of 8/22/03) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2003.

(x) Executive Restricted Stock Award Agreement Terms and Conditions for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(d)(viii) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2003.

*(10)(e)(i) Harris Corporation Retirement Plan (amended and restated effective January 1, 2003), incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2003.

(ii) Amendment Number One to the Harris Corporation Retirement Plan, dated October 2, 2003, incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2003.

(iii) Amendment Number Two to the Harris Corporation Retirement Plan, dated November 10, 2003, incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2004.

(iv) Amendment Number Three to the Harris Corporation Retirement Plan, dated December 5, 2003, incorporated herein by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2004.

(v) Amendment Number Four to the Harris Corporation Retirement Plan, dated May 6, 2004.

(vi) Amendment Number Five to the Harris Corporation Retirement Plan, dated May 4, 2004.

(vii) Amendment Number Six to the Harris Corporation Retirement Plan, dated June 4, 2004.

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

(iii) Amendment No. 2 to Supplemental Executive Retirement Plan, dated June 4, 2004.

*(10)(g)(i) Harris Corporation 1997 Directors’ Deferred Compensation and Annual Stock Unit Award Plan (amended and restated effective October 24, 1997), incorporated herein by reference to Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1997. (Commission File Number 1-3863)

(ii) Amendment No. 1 to Harris Corporation 1997 Directors’ Deferred Compensation and Annual Stock Unit Award Plan, incorporated herein by reference to Exhibit 10(iii) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 1998. (Commission File Number 1-3863)

(iii) Amendment No. 2 to Harris Corporation 1997 Directors’ Deferred Compensation and Annual Stock Unit Award Plan, incorporated herein by reference to Exhibit (10)(i) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2001.

(10)(h) Revolving Credit Agreement, dated as of October 15, 2003, naming Harris Corporation as Borrower, SunTrust Bank as Administrative Agent, L/C Issuer and Swingline Lender and the other lenders party thereto, incorporated herein by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2003.

*(10)(i) Form of Director and Executive Officer Indemnification Agreement, incorporated herein by reference to Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 1998. (Commission File Number 1-3863)

(10)(j) Amended and Restated Master Transaction Agreement, made as of June 2, 1999, among Harris Corporation, Intersil Holding Corporation and Intersil Corporation, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 1999. (Commission File Number 1-3863)

*(10)(k) Executive Employment Agreement, dated as of January 20, 2003, by and between Harris Corporation and Howard L. Lance, incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2003.

*(10)(l) Amended and Restated Master Trust Agreement and Declaration of Trust, made as of December 2, 2003, by and between Harris Corporation and The Northern Trust Company, incorporated herein by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2004.

*(10)(m) Master Rabbi Trust Agreement, amended and restated as of December 2, 2003, by and between Harris Corporation and The Northern Trust Company, incorporated herein by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2004.

(12) Statement regarding computation of ratio of earnings to fixed charges.

(21) Subsidiaries of the Registrant.

(23) Consent of Ernst & Young LLP.

(31.1) Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2) Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1) Section 1350 Certification of Chief Executive Officer.

(32.2) Section 1350 Certification of Chief Financial Officer.

(99) Additional Exhibits: n/a

*	Management contract or compensatory plan or arrangement.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRIS CORPORATION
(Registrant)

Dated:     August 31, 2004

By	/s/BRYAN R. ROUB

Bryan R. Roub
Senior Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HOWARD L. LANCE Howard L. Lance	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 31, 2004

/s/ BRYAN R. ROUB Bryan R. Roub	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 31, 2004

/s/ JAMES L. CHRISTIE James L. Christie	Vice President — Controller (Principal Accounting Officer)	August 31, 2004

/s/ THOMAS A. DATTILO Thomas A. Dattilo	Director	August 31, 2004

/s/ JOSEPH L. DIONNE Joseph L. Dionne	Director	August 31, 2004

/s/ LEWIS HAY III Lewis Hay III	Director	August 31, 2004

/s/ KAREN KATEN Karen Katen	Director	August 31, 2004

/s/ LESLIE F. KENNE Leslie F. Kenne	Director	August 31, 2004

/s/ STEPHEN P. KAUFMAN Stephen P. Kaufman	Director	August 31, 2004

/s/ DAVID B. RICKARD David B. Rickard	Director	August 31, 2004

/s/ JAMES C. STOFFEL James C. Stoffel	Director	August 31, 2004

/s/ GREGORY T. SWIENTON Gregory T. Swienton	Director	August 31, 2004

ANNUAL REPORT ON FORM 10-K

Item 8

Consolidated Financial Statements and Supplementary Data

Fiscal Year Ended July 2, 2004

HARRIS CORPORATION

MELBOURNE, FLORIDA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Harris Corporation:

      We have audited the accompanying consolidated balance sheets of Harris Corporation and subsidiaries as of July 2, 2004 and June 27, 2003, and the related consolidated statements of income, cash flows, and comprehensive income and shareholders’ equity, for each of the three years in the period ended July 2, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harris Corporation and subsidiaries at July 2, 2004 and June 27, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 2, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/     ERNST & YOUNG LLP

Orlando, Florida

July 27, 2004

CONSOLIDATED STATEMENT OF INCOME

	Fiscal Years Ended

	2004	2003	2002

	(In millions, except per share amounts)
Revenue from product sales and services	$2,518.6	$2,060.6	$1,835.8
Cost of product sales and services	(1,888.3)	(1,543.2)	(1,353.4)
Engineering, selling and administrative expenses	(421.0)	(414.1)	(378.3)
Non-operating income (loss)	(11.0)	23.7	41.0
Interest income	6.2	6.1	13.3
Interest expense	(24.5)	(24.9)	(26.7)

Income from continuing operations before income taxes	180.0	108.2	131.7
Income taxes	(54.3)	(37.9)	(44.7)

Income from continuing operations	125.7	70.3	87.0
Discontinued operations net of income taxes	7.1	(10.8)	(4.4)

Net income	$132.8	$59.5	$82.6

Net Income per common share
Basic
Continuing operations	$1.90	$1.06	$1.32
Discontinued operations	.11	(0.16)	(0.07)

	$2.01	$.90	$1.25

Diluted
Continuing operations	$1.88	$1.06	$1.31
Discontinued operations	.11	(0.16)	(0.06)

	$1.99	$.90	$1.25

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET

	July 2,	June 27,
	2004	2003

	(In millions)
Assets
Current Assets
Cash and cash equivalents	$627.5	$442.6
Marketable securities	16.1	23.1
Receivables	457.5	415.7
Unbilled costs and accrued earnings on fixed-price contracts	111.1	164.8
Inventories	220.9	203.1
Current deferred income taxes	114.1	83.1
Income taxes receivable	6.6	5.2

Total current assets	1,553.8	1,337.6
Other Assets
Plant and equipment	283.3	281.6
Goodwill	223.3	214.3
Non-current notes receivable	18.1	28.0
Non-current deferred income taxes	—	21.1
Net assets of discontinued operations	—	36.7
Other assets	147.3	156.0

	672.0	737.7

	$2,225.8	$2,075.3

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$9.4	$31.2
Accounts payable	128.8	112.7
Compensation and benefits	159.1	137.0
Other accrued items	115.9	102.6
Advance payments and unearned income	129.1	106.2
Current portion of long-term debt	0.5	0.8

Total current liabilities	542.8	490.5
Other Liabilities
Non-current deferred income taxes	2.8	—
Long-term debt	401.4	401.6
Shareholders’ Equity
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 250,000,000 shares authorized; issued and outstanding 66,344,306 shares at July 2, 2004 and 66,391,032 shares at June 27, 2003	66.3	66.4
Other capital	257.0	229.7
Retained earnings	967.6	905.3
Unearned compensation	(3.3)	(5.2)
Accumulated other comprehensive income (loss)	(8.8)	(13.0)

Total shareholders’ equity	1,278.8	1,183.2

	$2,225.8	$2,075.3

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Years Ended

	2004	2003	2002

	(In millions)
Operating Activities
Net income	$132.8	$59.5	$82.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	55.1	56.4	55.1
Non-current deferred income tax	23.2	5.6	(6.4)
Gain on the sale of securities available for sale	(2.3)	(21.2)	(60.5)
Gain on the sale of the tools and test systems product line	(18.9)	—	—
Gain on the sale of LiveTV, LLC	—	(18.8)	—
Gain on the sale of GE Harris Energy Control Systems, LLC	—	—	(10.3)
(Increase) decrease in:
Accounts and notes receivable	(27.4)	(37.0)	77.3
Unbilled costs and inventories	46.7	33.1	40.9
Increase (decrease) in:
Accounts payable and accrued expenses	46.8	39.5	(24.4)
Advance payments and unearned income	22.6	24.3	7.7
Income taxes	(25.7)	(2.7)	7.2
Other	17.4	14.1	37.4

Net cash provided by operating activities	270.3	152.8	206.6

Investing Activities
Cash paid for acquired businesses	—	—	(9.4)
Additions of plant and equipment	(66.4)	(73.0)	(45.9)
Cash paid for selected investments	(2.8)	(5.4)	(7.5)
Proceeds from the sale of securities available for sale	7.9	30.1	69.1
Proceeds from the sale of the tools and test systems product line	44.7	—	—
Proceeds from the sale of LiveTV, LLC	—	19.0	—
Proceeds from the sale of GE Harris Energy Control Systems, LLC	—	—	23.0

Net cash provided by (used in) investing activities	(16.6)	(29.3)	29.3

Financing Activities
Proceeds from borrowings	6.6	182.8	8,272.0
Payment of borrowings	(30.2)	(62.9)	(8,382.5)
Proceeds from sale of common stock	37.0	2.3	9.4
Repurchase of common stock	(56.5)	(6.0)	—
Cash dividends	(26.6)	(21.2)	(13.2)

Net cash provided by (used in) financing activities	(69.7)	95.0	(114.3)

Effect of exchange rate changes on cash and cash equivalents	0.9	(2.1)	1.6

Net increase in cash and cash equivalents	184.9	216.4	123.2

Cash and cash equivalents at beginning of year	442.6	226.2	103.0

Cash and cash equivalents at end of year	$627.5	$442.6	$226.2

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME AND SHAREHOLDERS’ EQUITY

					Accumulated Other Comprehensive
					Income (Loss)

					Net Unrealized Gain (Loss) from

	Common	Other	Retained	Unearned	Marketable	Hedging	Currency
	Stock	Capital	Earnings	Comp.	Securities	Derivatives	Translation	Total

	(In millions, except per share amounts)
Balance at June 29, 2001	$65.8	$214.0	$802.3	$(4.5)	$67.1	$(1.0)	$(28.5)	$1,115.2
Net income	—	—	82.6	—	—	—	—	82.6
Foreign currency translation	—	—	—	—	—	—	5.7	5.7
Net unrealized gain on hedging derivatives net of income taxes of $0.7	—	—	—	—	—	1.1	—	1.1
Net unrealized loss on securities net of income taxes of $(31.9)	—	—	—	—	(54.3)	—	—	(54.3)

Comprehensive income								35.1
Shares issued under Stock Incentive Plan (458,719 shares)	0.5	8.9	—	—	—	—	—	9.4
Shares granted under Stock Incentive Plans (64,500 shares)	—	1.9	—	(1.9)	—	—	—	—
Compensation expense	—	—	—	3.6	—	—	—	3.6
Termination and award of shares granted under Stock Incentive Plans (26,782 shares)	—	(0.9)	—	0.7	—	—	—	(0.2)
Cash dividends ($.20 per share)	—	—	(13.2)	—	—	—	—	(13.2)

Balance at June 28, 2002	66.3	223.9	871.7	(2.1)	12.8	0.1	(22.8)	1,149.9
Net income	—	—	59.5	—	—	—	—	59.5
Foreign currency translation	—	—	—	—	—	—	9.8	9.8
Net unrealized loss on hedging derivatives net of income taxes of $(0.1)	—	—	—	—	—	(0.2)	—	(0.2)
Net unrealized loss on securities net of income taxes of $(7.4)	—	—	—	—	(12.7)	—	—	(12.7)

Comprehensive income								56.4
Shares issued under Stock Incentive Plan (112,975 shares)	0.1	2.2	—	—	—	—	—	2.3
Shares granted under Stock Incentive Plans (177,000 shares)	0.2	5.4	—	(5.6)	—	—	—	—
Compensation expense	—	—	—	2.5	—	—	—	2.5
Termination and award of shares granted under Stock Incentive Plans (23,783 shares)	—	(0.7)	—	—	—	—	—	(0.7)
Repurchase and retirement of common stock (217,500 shares)	(0.2)	(1.1)	(4.7)	—	—	—	—	(6.0)
Cash dividends ($.32 per share)	—	—	(21.2)	—	—	—	—	(21.2)

Balance at June 27, 2003	66.4	229.7	905.3	(5.2)	0.1	(0.1)	(13.0)	1,183.2
Net income	—	—	132.8	—	—	—	—	132.8
Foreign currency translation	—	—	—	—	—	—	6.9	6.9
Net unrealized loss on hedging derivatives net of income taxes of $(1.2)	—	—	—	—	—	(1.9)	—	(1.9)
Net unrealized loss on securities net of income taxes of $(0.5)	—	—	—	—	(0.8)	—	—	(0.8)

Comprehensive income								137.0
Shares issued under Stock Incentive Plan (1,187,672 shares)	1.2	35.8	—	—	—	—	—	37.0
Shares granted under Stock Incentive Plan (125,167 shares)	0.1	4.3	—	(4.4)	—	—	—	—
Compensation expense	—	—	—	5.6	—	—	—	5.6
Termination and award of shares granted under Stock Incentive Plans (55,165 shares)	(0.1)	(1.5)	—	0.7	—	—	—	(0.9)
Repurchase and retirement of common stock (1,304,400 shares)	(1.3)	(11.3)	(43.9)	—	—	—	—	(56.5)
Cash dividends ($.40 per share)	—	—	(26.6)	—	—	—	—	(26.6)

Balance at July 2, 2004	$66.3	$257.0	$967.6	$(3.3)	$(0.7)	$(2.0)	$(6.1)	$1,278.8

Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation — The consolidated financial statements include the accounts of Harris Corporation and its subsidiaries. As used in these notes, the terms “Harris,” “we,” “our” and “us” refer to Harris Corporation and its consolidated subsidiaries. Significant intercompany transactions and accounts have been eliminated.

      Use of Estimates — These statements have been prepared in conformity with U.S. generally accepted accounting principles and require management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on experience and other information available prior to issuance of the financial statements. Materially different results can occur as circumstances change and additional information becomes known.

      Fiscal Year — Our fiscal year ends on the Friday nearest June 30. Fiscal 2004 includes 53 weeks and fiscal 2003 and 2002 include 52 weeks.

      Cash Equivalents — Cash equivalents are temporary cash investments with a maturity of three or fewer months when purchased. These investments include accrued interest and are carried at the lower of cost or market.

      Marketable Securities — Marketable securities are stated at fair value, with unrealized gains and losses, net of tax, included as a separate component of shareholders’ equity. Realized gains and losses from marketable securities are determined using the specific identification method. In instances where a security is subject to transfer restrictions, the value of the security is based primarily on the quoted price of the same security without restriction but may be reduced by an amount estimated to reflect such restrictions. If an “other than temporary” impairment is determined to exist, the difference between the value of the investment security recorded on the financial statements and our current estimate of fair value is recognized as a charge to earnings in the period in which the impairment is determined.

      The cost basis of marketable securities was $17.2 million at July 2, 2004 and $22.8 million at June 27, 2003. The proceeds from the sale of marketable securities were $7.9 million in fiscal 2004, $30.1 million in fiscal 2003 and $69.1 million in fiscal 2002. The amount of realized gains included in “Non-operating income (loss)” was $2.3 million in fiscal 2004, $21.2 million in fiscal 2003 and $60.5 million in fiscal 2002. Included in these realized gains were write-downs for other than temporary decreases in the market value of $0.7 million in fiscal 2003 and $3.7 million in fiscal 2002.

      As of July 2, 2004, we had one marketable security that was in an unrealized loss position. The investment is in Barclay’s Global Investors S&P 500 Fund, which is a mutual fund that tracks the Standard and Poors 500 index. As of July 2, 2004, our carrying value in this investment was $15.5 million, the market value of the investment was $12.0 million and the unrealized loss was $3.5 million. The investment has been in a continuous unrealized loss position for over 12 months. Based on the diversified nature of this investment and the Fund’s direct correlation with the U.S. economy, we believe that this investment’s carrying amount is recoverable within a reasonable period of time.

      Selected Investments — Selected investments are equity investments in securities that do not have readily determinable fair values. Selected investments are accounted for using the cost method of accounting and are evaluated for impairment if cost exceeds fair value. The determination of fair value requires management to obtain independent appraisals, or to estimate the value of the securities without an independent appraisal based upon available information such as projected cash flows, comparable market prices of similar companies, recent acquisitions of similar companies made in the marketplace and a review of the financial and market conditions of the underlying company. In fiscal 2004 “Non-operating income (loss)” in our Consolidated Statement of Income included a $5.0 million write-down related to an impairment of our interest in Teltronics, Inc. In fiscal 2002 “Non-operating income (loss)” in our Consolidated Statement of Income included a $10.0 million write-down related to an impairment of our investment in Terion, Inc. We have $37.8 million of selected investments at July 2, 2004 and $38.8 million at June 27, 2003 that are included in the “Other assets” caption in our Consolidated Balance Sheet, for which we have obtained independent appraisals. See Note 9: Selected Investments for additional information regarding selected investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Fair Value of Financial Instruments — The carrying amounts reflected in our Consolidated Balance Sheet for cash and cash equivalents, marketable securities, cost method investments, receivables, notes receivable and short-term and long-term debt approximate their fair values. Fair values are based primarily on quoted market prices for those or similar instruments or independent appraisals. A discussion of fair values for our derivative financial instruments is included under the caption “Financial Instruments and Risk Management” in this Significant Accounting Policies note.

      Accounts Receivable — We record receivables at net realizable value. This value includes an allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. We calculate this allowance based on our history of write-offs, level of past due accounts and economic status of the customers. See Note 5: Receivables for additional information.

      Inventories — Inventories are priced at the lower of cost (determined by average and first-in, first-out methods) or market. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. See Note 6: Inventories and Unbilled Costs for additional information regarding inventories.

      Plant and Equipment — Plant and equipment are carried on the basis of cost. Depreciation of buildings, machinery and equipment is computed by the straight-line and accelerated methods. The estimated useful lives of buildings range between 5 and 50 years. The estimated useful lives of machinery and equipment range between 3 and 10 years. See Note 7: Plant and Equipment for additional information regarding plant and equipment.

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

      Goodwill — Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”), indefinite-life identifiable intangible assets and goodwill are not amortized. Under the provisions of Statement 142, we are required to perform an annual (or under certain circumstances more frequent) impairment test of our goodwill. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as our business segments, with its net book value or carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. See Note 8: Goodwill and Other Intangible Assets for additional information regarding goodwill.

      Impairment of Long-Lived Assets and Identifiable Intangible Assets — We assess the recoverability of the carrying value of our long-lived assets and identifiable intangible assets with finite useful lives whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. We evaluate the recoverability of such assets based upon the expectations of undiscounted cash flows from such assets. If the sum of the expected future undiscounted cash flows were less than the carrying amount of the asset, a loss would be recognized for the difference between the fair value and the carrying amount. See Note 7: Plant and Equipment and Note 8: Goodwill and Other Intangible Assets for additional information regarding long-lived assets and identifiable intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Other Accrued Items and Other Assets — No accrued liabilities or expenses within the caption “Other accrued items” on our Consolidated Balance Sheet exceed 5 percent of our total current liabilities as of July 2, 2004 and as of June 27, 2003. No current assets other than those already disclosed on the Consolidated Balance Sheet exceed 5 percent of our total current assets as of July 2, 2004 or as of June 27, 2003. No assets within the caption “Other assets” on the Consolidated Balance Sheet exceed 5 percent of total assets as of July 2, 2004 or as of June 27, 2003.

      Warranties — On product sales in our RF Communications, Microwave Communications and Broadcast Communications segments, we provide for future warranty costs upon product delivery. The specific terms and conditions of those warranties vary depending upon the product sold and country in which we do business. In the case of products sold by us, our warranties generally start from the delivery date and continue as follows:

Segment	Warranty Periods

RF Communications	One to five years
Microwave Communications	Two to three years
Broadcast Communications	One to five years

      Software products in our Broadcast Communications and Microwave Communications segments generally carry a 90-day warranty from the date of acceptance. Our liability under these warranties is to provide a corrected copy of any portion of the software found not to be in substantial compliance with the agreed upon specifications. This may result in, but does not guarantee, the customer receiving a free upgrade to a new release of our software.

      Because our products are manufactured, in many cases, to customer specifications and their acceptance is based on meeting those specifications, we historically have experienced minimal warranty costs. Factors that affect our warranty liability include the number of installed units, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. We assess the adequacy of our recorded warranty liabilities every quarter and make adjustments to the liability as necessary.

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

      Unearned Compensation — Compensation resulting from performance shares granted under our stock incentive plan is amortized to expense over the performance period and is adjusted for changes in the market value of our common stock.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Black-Scholes option-pricing model. The estimated fair value of options granted is amortized to expense over their vesting period, which is generally three years.

	2004	2003	2002

	(In millions, except per share
	amounts)
Net income, as reported	$132.8	$59.5	$82.6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6.1)	(6.3)	(6.6)

Pro forma net income	$126.7	$53.2	$76.0

Net income per common share, as reported
Basic	$2.01	$.90	$1.25
Diluted	$1.99	$.90	$1.25
Pro forma net income per common share
Basic	$1.91	$.80	$1.15
Diluted	$1.89	$.80	$1.15

      The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002

Expected dividend yield	1.0%	0.8%	0.5%
Expected stock price volatility	37.1%	36.4%	35.0%
Risk-free interest rate	1.9%	2.2%	3.7%
Expected life (years)	4	4	4

      The weighted average fair value of options at their grant date during fiscal 2004, fiscal 2003 and fiscal 2002, where the exercise price equaled the market price on the grant date, was $9.79, $9.69 and $9.66, respectively. The weighted average fair values of restricted and performance shares at their grant date during fiscal 2004, fiscal 2003 and fiscal 2002, were $33.14, $31.81 and $29.80, respectively. See Note 15: Stock Options and Awards for additional information regarding stock options.

Revenue Recognition

      Our segments have the following revenue recognition policies:

      Government Communications Systems segment: Revenue in our Government Communications Systems segment primarily relates to long-term contracts. Recognition of profit on long-term fixed-price contracts requires estimates of: the contract value or total contract value; the total cost at completion; and the measurement of progress towards completion. Revenues and profits on cost-reimbursable contracts are recognized as allowable costs are incurred on the contract and become billable to the customer, in an amount equal to the allowable costs plus the profit on those costs. Revenue and anticipated profits under long-term contracts are recorded on a percentage-of-completion basis, generally using the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. Contracts are combined when specific aggregation criteria stated in the American Institute of Certified Public Accountant’s Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), are met. Criteria generally include closely interrelated activities performed for a single customer within the same economic environment. Contracts generally are not segmented. If contracts are segmented, they meet the segmenting criteria stated in SOP 81-1. Amounts representing contract change orders, claims or other items are included in sales only when they can be reliably estimated and realization is probable. Incentives or penalties and awards applicable to performance on contracts are considered in estimating sales and profit rates and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions, which increase or decrease earnings based solely on a single significant event, are generally not recognized until the event occurs. When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period. Anticipated losses on contracts or programs in progress are charged to earnings when identified.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      RF Communications segment: Revenue in our RF Communications segment primarily relates to product and services sales. Revenue is recognized from sales other than long-term contracts when a product is delivered and from services when performed. Long-term contract sales follow the same policies as stated under our Government Communications Systems segment’s revenue recognition policy above except that our RF Communications segment sometimes uses the units of delivery method of accounting rather than the cost-to-cost method of accounting for production contracts that call for the delivery of larger quantities of products. Under the units of delivery method, sales and profits are recorded based on the ratio of actual units delivered to estimated total units to be delivered under the contract. Unearned income on service contracts is amortized by the straight-line method over the term of the contracts. This segment recognizes revenue when contractual obligations related to customer acceptance of a product or service are satisfied.

      Microwave Communications segment: Revenue in our Microwave Communications segment primarily relates to product and services sales. Revenue is recognized from sales other than on long-term contracts when a product is delivered and from services when performed. Long-term contract sales follow the same policies as stated under our Government Communications Systems segment’s revenue recognition policy above. Unearned income on service contracts is amortized by the straight-line method over the term of the contracts. This segment recognizes revenues when contractual obligations related to customer acceptance of a product or performance are satisfied. Further, if an arrangement other than a long-term contract requires the delivery or performance of multiple deliverables or elements, such as the sale of equipment and installation, under a bundled sale, we determine whether the individual elements represent “separate units of accounting” under the requirements of Emerging Issues Task Force Issue 00-21, “Multiple-Deliverable Revenue Arrangements” (“EITF 00-21”). If the separate elements meet the requirements listed in EITF 00-21, we recognize the revenue associated with each element separately. If the elements within a bundled sale are not considered separate units of accounting, the delivery of an individual element is considered not to have occurred if there are undelivered elements that are essential to the functionality.

      Broadcast Communications segment: Revenue in our Broadcast Communications segment primarily relates to product and services sales. Revenue is recognized from sales other than on long-term contracts when a product is delivered and from services when performed. Long-term contract sales follow the same policies as stated under our Government Communications Systems segment’s revenue recognition policy above. Unearned income on service contracts is amortized by the straight-line method over the term of the contracts. This segment recognizes revenue when contractual obligations related to customer acceptance of a product or performance are satisfied. Further, if an arrangement other than a long-term contract requires the delivery or performance of multiple deliverables or elements, such as the sale of equipment and installation, under a bundled sale, we determine whether the individual elements represent “separate units of accounting” under the requirements of EITF 00-21. If the separate elements meet the requirements listed in EITF 00-21, we recognize the revenue associated with each element separately. If the elements within a bundled sale are not considered separate units of accounting, the delivery of an individual element is considered not to have occurred if there are undelivered elements that are essential to the functionality.

      Other: Royalty income is included as a component of “Non-operating income (loss)” on the Consolidated Statement of Income and is recognized on the basis of terms specified in contractual agreements.

      Shipping and handling fees billed to customers are classified on the Consolidated Statement of Income as “Revenue from product sales and services” and the associated costs are classified in “Cost of product sales and services.”

      Revenue from services was less than 10 percent of total revenues during fiscal 2004, fiscal 2003 and fiscal 2002.

      Retirement Benefits — As of July 2, 2004, we provide retirement benefits to substantially all employees primarily through a defined contribution retirement plan having profit sharing, matching and savings elements. Contributions by us to the retirement plan are based on profits and employees’ savings with no other funding requirements. We may make additional contributions to the plan at our discretion. Retirement benefits also include an unfunded limited healthcare plan for U.S.-based retirees and employees on long-term disability. We accrue the estimated cost of these medical benefits, which are not material, during an employee’s active service life.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Retirement plan expense amounted to $71.8 million in fiscal 2004, $57.3 million in fiscal 2003 and $45.5 million in fiscal 2002.

      Environmental Expenditures — We capitalize environmental expenditures that increase the life or efficiency of property or that reduce or prevent environmental contamination. We accrue environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable.

      We are named as a potentially responsible party at 14 sites where future liabilities could exist. These sites include two sites owned by us, eight sites associated with our former graphics or semiconductor locations and four treatment or disposal sites not owned by us that contain hazardous substances allegedly attributable to us from past operations. Four of the eight sites associated with our former graphics or semiconductor sites were sold to Intersil Corporation. Based on an assessment of relevant factors, we have estimated that our discounted liability under the Superfund Act and other environmental statutes and regulations for identified sites, using a 7.5 percent discount rate, is approximately $4.0 million. This liability is accrued in the July 2, 2004 Consolidated Balance Sheet. The expected aggregate undiscounted amount that will be incurred over the next 20 to 25 years (depending on the number of years for each site) is approximately $6.4 million. The expected payments for the next five years are: fiscal 2005 — $0.4 million; fiscal 2006 — $0.8 million; fiscal 2007 — $0.5 million; fiscal 2008 — $0.5 million; fiscal 2009 — $0.4 million; and the aggregate amount thereafter is approximately $3.8 million. The relevant factors we considered in estimating our potential liabilities under the Superfund Act and other environmental statutes include cost-sharing agreements with other parties and the potential indemnification from successor and predecessor owners of these sites. We do not believe that uncertainties with respect to these relevant factors would materially affect our potential liability under the Superfund Act and other environmental statutes.

      Financial Guarantees — Guarantees are contingent commitments issued to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper issuances, bond financings and similar transactions. The terms of the guarantees are equal to the remaining term of the related debt, which ranges from one to two years. The maximum potential amount of future payments we could be required to make under our guarantees at July 2, 2004 is $1.1 million. At July 2, 2004, there are no guarantees accrued for in our Consolidated Balance Sheet. We also hold insurance policies with third parties to mitigate the risk of loss on a portion of these guarantees.

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

      We account for our instruments used to hedge against the currency risk and market fluctuation risk associated with anticipated or forecasted cash flows that are probable of occurring in the future as cash flow hedges. In accordance with Statement 133, such financial instruments are marked-to-market using forward prices and fair value quotes with the offset to other comprehensive income, net of hedge ineffectiveness. The foreign currency call options and forward contracts are subsequently recognized as a component of “Cost of product sales and services” on the Consolidated Statement of Income when the underlying net cash flows are realized. Unrealized losses are recorded in “Other accrued items” on the Consolidated Balance Sheet with the offset to other comprehensive income, net of hedge ineffectiveness. Unrealized gains are recorded as “Other assets” on the Consolidated Balance Sheet with the offset to other comprehensive income, net of hedge ineffectiveness.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We are exposed to credit losses in the event of non-performance by counterparties to these financial instruments, but we do not expect any of the counterparties to fail to meet their obligations. To manage credit risks, we select counterparties based on credit ratings, limit our exposure to a single counterparty under defined guidelines and monitor the market position with each counterparty. In the event of the termination of a derivative designated as a hedge, the settlement would be charged to the Consolidated Statement of Income as a component of “Non-operating income (loss).”

      Net Income Per Share — Net income per share is based upon the weighted average number of common shares outstanding during each year. See Note 16: Net Income Per Share for additional information regarding net income per share.

      Reclassifications — Certain prior-year amounts have been reclassified on the consolidated financial statements to conform with current year classifications.

NOTE 2: DISCONTINUED OPERATIONS

      On May 28, 2004, we completed the sale of our tools and test systems (“TTS”) product line, which was included in our Network Support segment, for approximately $49.7 million, which is subject to adjustment. As a result of this transaction, the TTS product line has been reported as a discontinued operation for all periods presented.

      The assets disposed of consisted primarily of land, buildings, equipment, inventory, receivables, technology and other assets related to the operation of the TTS product line. A portion of the purchase price ($5 million) was retained by the buyer until customer acceptance is received on a large order for an EXPTM system. We anticipate that this hold back will be collected in full from the buyer during the first half of fiscal 2005. We also anticipate that the final purchase price will be adjusted downward by approximately $5 million due to post-closing adjustments. The receivable related to the hold back and the expected purchase price adjustment have been reflected as “Other assets” and “Other accrued items,” respectively, on the Consolidated Balance Sheet as of July 2, 2004. We recorded an after-tax gain on the sale of our TTS product line of $9.1 million. This gain was net of the disposal of $13.8 million of related goodwill.

      Summarized financial information for our discontinued operations is as follows:

	2004	2003	2002

	(In millions)
Revenue from product sales and services	$40.3	$32.1	$40.0

Loss before income taxes	$(3.5)	$(18.1)	$(6.6)
Income taxes	1.5	7.3	2.2

Loss from discontinued operations	$(2.0)	$(10.8)	$(4.4)

Gain on the disposal of discontinued operations after income taxes of $9.8	9.1	—	—

Discontinued operations net of income taxes	$7.1	$(10.8)	$(4.4)

Current assets	$—	$20.1
Total assets	—	41.7
Current liabilities	—	5.0
Total liabilities	—	5.0
Accumulated comprehensive income	—	—
Net assets of discontinued operations	—	36.7

      The information set forth in the other Notes to the Consolidated Financial Statements relates to continuing operations unless otherwise specified.

NOTE 3: ACCOUNTING CHANGES

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation Number 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” provides guidance for identifying a controlling interest in a variable interest entity (“VIE”) established by means other than voting interests. FIN 46 also requires

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN 46 and issued Interpretation Number 46R, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51” (“FIN 46R”). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN 46R is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. We adopted FIN 46R beginning in the third quarter of fiscal 2004 and it did not have a material impact on our financial position, results of operations or cash flows.

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

      In January 2004, the FASB issued Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”), with an effective date for fiscal years ending after December 7, 2003. FSP 106-1 relates to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) signed into law on December 8, 2003. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. We do not believe that we would need to amend our postretirement health care plan in order to benefit from the federal subsidy. As permitted by FSP 106-1, we made a one-time election to defer accounting for the effect of the Act until specific authoritative guidance is issued. Therefore, in accordance with FSP 106-1, any measures of the accumulated postretirement obligation or net periodic postretirement benefit cost included in our financial statements do not reflect the effects of the Act on our plans. We do not believe, however, that the federal subsidy or the authoritative guidance on how to account for the federal subsidy, when issued, will have a material impact on our financial position, results of operations or cash flows.

      In March 2004, the EITF reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 requires disclosures on investments in an unrealized loss position. The disclosures are designed to help financial statement users analyze

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a company’s unrealized losses and to enable them to better understand the basis for any management conclusion that the impairment is temporary. Quantitative and qualitative disclosures for investments accounted for under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” are effective for the first annual reporting period ending after December 15, 2003. All new disclosures related to cost method investments are effective for the annual reporting periods ending after June 15, 2004. Comparative information for the periods prior to the period of initial application is not required. We have made these required disclosures in our Annual Report on Form 10-K for the fiscal year ended July 2, 2004.

      In April 2004, the FASB issued FASB Staff Position 129-1, “Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Financial Instruments” (“FSP 129-1”). FSP 129-1 states that FASB Statement 129 “Disclosure of Information about Capital Structure” (“Statement 129”) applies to all contingently convertible securities, including those containing contingent conversion requirements that have not been met and are not otherwise required to be included in the computation of diluted earnings per share in accordance with FASB Statement No. 128, “Earnings per Share.” Paragraph 4 of Statement 129 requires the disclosure of significant terms of the conversion features of the contingently convertible security to enable users of financial statements to understand the circumstances of the contingency and the potential impact of conversion. Disclosures are to indicate whether the shares that would be issued if the contingently convertible securities were converted are included in the calculation of diluted earnings per share, and the reasons why or why not. The guidance in FSP 129-1 is effective immediately upon posting of the final FSP 129-1 to the FASB website and applies to all existing and newly created securities. We adopted FSP 129-1 beginning in the third quarter of fiscal 2003. See Note 16: Net Income Per Share for these disclosures.

      At its June 30 – July 1, 2004 meeting on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” the Task Force tentatively concluded that contingently convertible debt should be included in diluted earnings per share computations using the if-converted method regardless of whether the market price trigger (or other contingent feature) has been met, which would represent a significant change in current practice. At its July 16, 2004 meeting, the FASB did not object to: (1) the EITF continuing to deliberate Issue 04-8; (2) the posting on the FASB’s website of a draft EITF abstract on Issue 04-8, subject to a 45-day comment period (the draft Abstract was posted to the website on Monday, July 19, 2004); or (3) the FASB staff including in the draft abstract a request for comment on whether the tentative conclusion should be expanded to include other instruments that are convertible into common stock after a contingency has been resolved. Issue 04-8 will be discussed further by the EITF at its September 29-30, 2004 meeting. As currently drafted, the effective date for EITF 04-08 would be reporting periods ending after December 15, 2004. The current draft of EITF 04-8 also requires restatement of earnings per share amounts for prior periods presented. If the provisions of the current EITF 04-08 draft are approved, we estimate that adopting EITF 04-08 would have had a $.04 negative impact to our fiscal 2004 income from continuing operations per diluted common share.

NOTE 4: BUSINESS COMBINATIONS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5: RECEIVABLES

      Receivables are summarized below:

	2004	2003

	(In millions)
Accounts receivable	$456.1	$418.3
Notes receivable due within one year — net	14.1	10.2

	470.2	428.5
Less allowances for collection losses	(12.7)	(12.8)

	$457.5	$415.7

NOTE 6: INVENTORIES AND UNBILLED COSTS

      Inventories are summarized below:

	2004	2003

	(In millions)
Finished products	$39.1	$42.3
Work in process	14.7	16.9
Raw materials and supplies	167.1	143.9

	$220.9	$203.1

      Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $134.4 million at July 2, 2004 and $150.9 million at June 27, 2003.

NOTE 7: PLANT AND EQUIPMENT

      Plant and equipment are summarized below:

	2004	2003

	(In millions)
Land	$9.6	$11.9
Buildings	290.8	282.8
Machinery and equipment	596.2	588.2

	896.6	882.9
Less allowances for depreciation	(613.3)	(601.3)

	$283.3	$281.6

      Depreciation expense related to plant and equipment was $51.4 million, $53.2 million and $52.6 million in fiscal 2004, fiscal 2003, and fiscal 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

      Changes in the carrying amount of goodwill for the fiscal years ended July 2, 2004 and June 27, 2003, by business segment, are as follows:

	Government
	Communications	RF	Microwave	Broadcast
	Systems	Communications	Communications	Communications	Total

	(In millions)
Balance as of June 28, 2002	$21.1	$6.0	$70.5	$103.8	$201.4
Transfer of WavTrace goodwill between segments	48.5	—	(48.5)	—	—
Other (including translation and true-ups of previously estimated purchase price allocations)	—	—	2.1	10.8	12.9

Balance as of June 27, 2003	69.6	6.0	24.1	114.6	214.3
Other (including translation and true-ups of previously estimated purchase price allocations)	7.3	—	0.4	1.3	9.0

Balance as of July 2, 2004	$76.9	$6.0	$24.5	$115.9	$223.3

      We have other identifiable intangible assets related primarily to technology acquired through acquisition. The unamortized other identifiable intangible assets, included in “Other assets” on the Consolidated Balance Sheet, were $10.1 million at July 2, 2004 and $18.6 million at June 27, 2003. Accumulated amortization related to other identifiable intangibles was $7.3 million at July 2, 2004 and $5.4 million at June 27, 2003. Our other identifiable intangible assets are being amortized over their useful economic lives, which range from four years to 17 years. The weighted average useful life of our other identifiable intangible assets is 12.6 years. Amortization expense related to other identifiable intangible assets was $2.1 million in fiscal 2004, $1.7 million in fiscal 2003 and $1.7 million in fiscal 2002. The estimated amortization expense for the five fiscal years following fiscal 2004 is: $1.9 million in fiscal 2005, $1.5 million in fiscal 2006, $1.3 million in fiscal 2007, $1.3 in fiscal 2008, $1.2 in fiscal 2009 and $2.9 million thereafter.

NOTE 9: SELECTED INVESTMENTS

      We have equity investments in technology companies, which are accounted for using the cost method of accounting. These investments are included in the “Other assets” caption on our Consolidated Balance Sheet. These selected investments are summarized below:

	2004	2003

	(In millions)
Investments (ownership interest)
Terion, Inc. (19.4%)	$21.7	$21.7
AuthenTec, Inc. (17.8%)	16.1	15.8
Teltronics, Inc. (see below)	—	1.3

	$37.8	$38.8

      In addition to the equity investments noted above we also have notes receivable from Terion, Inc. (“Terion”) and Teltronics, Inc. (“Teltronics”) of $8.2 million and $5.0 million, respectively.

      Terion is a privately held company that is a wireless data communication and information solution provider for mobile and remote business-to-business applications focusing on the transportation industry. It has sold units to customers such as J.B. Hunt Transport Services, Inc. and XTRA Lease, a division of XTRA Corporation. None of Terion’s revenue is generated from Harris or its affiliates. We have invested technology and cash in Terion since fiscal 1994 and we currently nominate one member of Terion’s five member board of directors. The maximum exposure to loss we have with our debt and equity interest in Terion is $29.9 million.

      AuthenTec, Inc. (“AuthenTec”) is a privately held company that provides advanced biometric fingerprint sensors to the PC, wireless, PDA, access control and automotive markets. AuthenTec has shipped over one million of its TruePrint® technology-based sensors to several customers in a multitude of countries worldwide.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AuthenTec’s revenues generated from Harris or its affiliates have not been material. We have invested technology and cash in AuthenTec since 1998 and we currently nominate one member of AuthenTec’s board of directors. The maximum exposure to loss we have with our interest in AuthenTec is $16.1 million.

      The equity investment in Teltronics is Series C Preferred Stock, which is convertible into Teltronics’ common stock. In no case will this Series C Preferred Stock be exercisable for more than 19.9 percent of the total combined voting power of all classes of Teltronics’ capital stock that are entitled to vote. Teltronics is a publicly held company that is traded on the Over-the-Counter Bulletin Board under the symbol “TELT.” Teltronics is a global provider of communications solutions with revenues of $47 million in calendar 2003. Teltronics’ revenues generated from Harris or its affiliates have not been material. On June 30, 2000 we sold certain equipment, inventory and intellectual property rights related to our 20-20® switching technology and associated products from our telecom switch business to Teltronics in exchange for a promissory note, a portion of which was converted to Series C Preferred Stock in March 2002 under a Master Restructuring Agreement. We do not nominate any members of the Teltronics’ board of directors. The maximum exposure to loss we have with our debt and equity interest in Teltronics is $5.0 million.

NOTE 10: ACCRUED WARRANTIES

      Changes in our warranty liability, which is included as a component of “Other accrued items” on the Consolidated Balance Sheet, during fiscal 2004 and 2003 are as follows:

	2004	2003

	(In millions)
Balance as of the beginning of the year	$18.2	$16.9
Warranty provision for sales made during the year	13.7	13.9
Settlements made during the year	(13.0)	(13.1)
Other adjustments to the liability including those for translation during the year	(0.6)	0.5

Balance as of the end of the year	$18.3	$18.2

NOTE 11: CREDIT ARRANGEMENTS

      We have a committed Revolving Credit Agreement that provides for unsecured borrowings of up to $300 million. This credit facility expires in October 2007. Each bank’s obligation to make loans to us under this credit facility is subject to, among other things, the accuracy of our representations and warranties and our compliance with various covenants. Interest rates on borrowings under this credit facility and related fees are determined by a pricing matrix based upon our long-term debt rating assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. The availability of borrowing under this credit facility is not contingent upon our debt rating. We are not required to maintain compensating balances in connection with this agreement. While we did not issue commercial paper in 2004, availability of borrowings under this revolving credit facility enables us to issue commercial paper. The financial covenants contained in this credit facility include, among others, maintenance of consolidated tangible net worth of not less than $842.6 million (which amount is subject to adjustment), maintenance of a total debt to adjusted earnings before interest, taxes, depreciation and amortization ratio of not more than 3.0 to 1 and maintenance of an adjusted earnings before interest, taxes, depreciation and amortization to interest charges ratio of not less than 3.0 to 1 for four trailing quarters. This credit facility also includes negative covenants limiting (i) the creation of liens or other encumbrances, (ii) certain sale and leaseback transactions, and (iii) certain sales or other dispositions of assets other than in the ordinary course of business. In addition, this facility includes certain provisions for acceleration of maturity in the case of a (a) “cross default” with other indebtedness in an amount in excess of $50 million, (b) final uninsured judgment in excess of $50 million which remains unpaid or discharged, or (c) change of control, including if a person or group of persons acquires more than 25 percent of our voting stock.

      During the first quarter of fiscal 2004, we filed a “universal shelf” registration statement with the SEC related to the potential future issuance of up to $500 million of securities, including debt securities, preferred stock, common stock, fractional interests in preferred stock represented by depositary shares and warrants to purchase debt securities, preferred stock or common stock. This universal shelf registration statement was declared effective by the SEC during the first quarter of fiscal 2004 and replaces our prior $500 million debt shelf registration.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We have uncommitted short-term lines of credit aggregating $32.9 million from various U.S. and international banks, of which $27.1 million was available on July 2, 2004. These lines provide for borrowings at various interest rates, typically may be terminated upon notice, may be used on such terms as mutually agreed to by the banks and us and are reviewed annually for renewal or modification. We have a short-term commercial paper program in place, which we may utilize to satisfy short-term cash requirements. There were no borrowings under the commercial paper program at July 2, 2004. These lines do not require compensating balances.

NOTE 12: SHORT-TERM DEBT

      Short-term debt of $9.4 million at July 2, 2004 and $31.2 million at June 27, 2003 is entirely made up of notes payable to banks in both years. Bank notes with Brazilian banks amounted to $4.8 million at July 2, 2004 with a weighted-average interest rate of 17.1 percent and $4.5 million at June 27, 2003 with a weighted-average interest rate of 24.3 percent. The weighted-average interest rate for bank notes other than those with Brazilian banks was 4.0 percent at July 2, 2004 and at June 27, 2003.

NOTE 13: LONG-TERM DEBT

      Long-term debt includes the following:

	2004	2003

	(In millions)
3.5% convertible debentures, due fiscal 2023	$150.0	$150.0
6.35% debentures, due fiscal 2028	150.0	150.0
7% debentures, due fiscal 2026	100.0	100.0
6.65% debentures, due fiscal 2007	1.4	1.4
Other	—	0.2

	$401.4	$401.6

      The other long-term debt to banks at June 27, 2003, was interest free. The potential maturities of long-term debt, including the current portion, for the five years following fiscal 2004 are: $0.5 million in fiscal 2005; none in fiscal 2006; $1.4 million in fiscal 2007; $300.0 million in fiscal 2008; none in fiscal 2009; and $100.0 million thereafter. These potential maturities take into consideration the possibility that the debt holders will exercise put options for our 3.5% Convertible Debentures and 6.35% debentures in August 2007 and February 2008, respectively.

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

NOTE 14: PREFERRED STOCK PURCHASE RIGHTS

      On December 6, 1996, we declared a dividend of one preferred share purchase right for each outstanding share of common stock. These rights, which expire on December 6, 2006, are evidenced by the common stock share certificates, trade with the common stock until they become exercisable, and entitle the holder to purchase one two-hundredth of a share of Participating Preferred Stock for $125, subject to adjustment. The rights are not exercisable until the earlier of 10 business days (or such later date fixed by our Board of Directors) after a party commences a tender or exchange offer to acquire a beneficial interest of at least 15 percent of our outstanding common stock, or the first date of public announcement by us that a person has acquired a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beneficial interest of at least 15 percent of our outstanding common stock, or such later date fixed by our Board of Directors.

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

      Under certain circumstances after the rights become exercisable, the Board of Directors may elect to exchange all of the then outstanding rights for shares of common stock at an exchange ratio of one share of common stock per right, subject to adjustment. The rights have no voting privileges and may be redeemed by the Board of Directors at a price of $.01 per right at any time prior to the acquisition of a beneficial interest of 15 percent of the outstanding common stock.

NOTE 15: STOCK OPTIONS AND AWARDS

      The following information relates to stock option and incentive stock awards. Option prices are 100 percent of market value on the date the options are granted. Option grants are for a maximum of 10 years after dates of grant and become exercisable in installments.

      In accordance with APB Opinion No. 25, we use the intrinsic-value method of accounting for stock option awards granted to employees and, accordingly, do not recognize compensation expense for our stock option awards to employees in the Consolidated Statement of Income.

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Stock options outstanding at the beginning of the year	4,284,862	$30.00	3,703,661	$29.01	3,440,736	$27.16
Stock options forfeited	(135,826)	$34.04	(154,332)	$29.72	(148,226)	$27.59
Stock options expired	(577)	$34.26	(15,930)	$46.71	(2,379)	$34.76
Stock options granted	1,096,120	$36.45	882,676	$32.98	1,140,258	$30.81
Stock options exercised	(1,497,265)	$28.30	(131,213)	$20.44	(726,728)	$23.35

Stock options outstanding at the end of the year	3,747,314	$32.42	4,284,862	$30.00	3,703,661	$29.01

Stock options exercisable at the end of the year	2,189,458	$30.82	2,681,326	$29.73	1,712,486	$30.16

      Price ranges of outstanding and exercisable options at July 2, 2004 are summarized below:

	Outstanding Options			Exercisable Options

Range of	Number of	Average Remaining	Weighted Average	Number of	Weighted Average
Exercise Prices	Options	Life (Years)	Exercise Price	Options	Exercise Price

$ 2.63 — $29.69	1,117,617	6.13	$27.03	997,523	$26.79
$29.80 — $33.65	1,535,798	7.68	$32.19	728,214	$31.75
$33.98 — $50.24	1,093,899	6.34	$38.24	463,721	$38.04

      We have stock incentive plans for directors and employees. Awards under these plans may include the grant of performance shares, restricted stock, stock options, stock appreciation rights or other stock-based awards. Restricted shares outstanding under our stock incentive plan were 111,666 at July 2, 2004, 125,000 at June 27, 2003 and none at June 28, 2002. Performance shares outstanding under our stock incentive plan were 200,000 at July 2, 2004, 169,833 at June 27, 2003, and 167,000 at June 28, 2002. Shares of common stock reserved for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future awards under the stock incentive plan were 6,594,187 at July 2, 2004, 7,613,616 at June 27, 2003, and 8,503,111 at June 28, 2002.

      Total compensation expense recognized from restricted and performance shares during fiscal 2004, fiscal 2003 and fiscal 2002 was $5.6 million, $2.5 million and $3.6 million, respectively. The value of restricted stock, equal to the intrinsic value at the time of grant, is amortized as compensation expense over the vesting period. The value of performance shares, equal to the most probable estimate of the intrinsic value at the time of distribution, is amortized as compensation expense over the vesting period.

      Under our domestic retirement plans, most employees may select an option to invest in Harris’ common stock at 70 percent of current market value limited to one percent of their compensation, which is matched. The discounts from fair market value on common stock purchased by employees under the domestic retirement plans are charged to compensation expense in the period of the related purchase.

NOTE 16: NET INCOME PER SHARE

      Average outstanding shares used in the computation of net income per share are summarized below:

	2004	2003	2002

	(In millions)
Basic:
Weighted average shares outstanding	66.4	66.4	66.1
Contingently issuable shares	(0.2)	(0.2)	(0.2)

	66.2	66.2	65.9

Diluted:
Weighted average shares outstanding	66.4	66.4	66.1
Dilutive stock options	0.7	0.2	0.4
Contingently issuable shares	(0.2)	(0.2)	(0.2)

	66.9	66.4	66.3

      In fiscal 2003 we issued $150 million of 3.5% Convertible Debentures due fiscal 2023. Holders of the debentures have the right to convert each of their debentures into shares of our common stock prior to the stated maturity under any of the following circumstances:

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

      None of the shares that would be issued upon the conversion of our 3.5% Convertible Debentures due fiscal 2023 are included in the calculation of diluted earnings per share above because none of the circumstances noted above that could result in conversion existed during any portion of the periods presented above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17: RESEARCH AND DEVELOPMENT

      Company-sponsored research and product development costs are expensed as incurred. These costs were $111.3 million in fiscal 2004, $99.8 million in fiscal 2003 and $104.9 million in fiscal 2002.

      Customer-sponsored research and development costs are incurred pursuant to contractual arrangements and are accounted for principally by the percentage-of-completion method. Customer-sponsored research and development costs incurred under U.S. Government-sponsored contracts require us to provide a product or service meeting certain defined performance or other specifications (such as designs). Customer-sponsored research and development were $729.9 million in fiscal 2004, $499.9 million in fiscal 2003 and $412.3 million in fiscal 2002. Customer-sponsored research and development is included in our revenues and cost of product, sales and services.

NOTE 18: INTEREST EXPENSE

      Total interest expense was $24.5 million in fiscal 2004, $24.9 million in fiscal 2003 and $26.7 million in fiscal 2002. Interest attributable to funds used to finance major long-term construction projects can be capitalized as an additional cost of the related asset. No interest was capitalized in fiscal 2004, fiscal 2003 or fiscal 2002. Interest paid was $23.6 million in fiscal 2004, $23.7 million in fiscal 2003 and $29.4 million in fiscal 2002.

NOTE 19: LEASE COMMITMENTS

      Total rental expense amounted to $20.7 million in fiscal 2004, $20.4 million in fiscal 2003, and $22.1 million in fiscal 2002. Future minimum rental commitments under leases with an initial lease term in excess of one year, primarily for land and buildings, amounted to approximately $64.8 million at July 2, 2004. These commitments for the years following fiscal 2004 are: fiscal 2005 — $18.7 million; fiscal 2006 — $14.3 million; fiscal 2007 — $11.2 million; fiscal 2008 — $8.4 million; fiscal 2009 — $4.9 million; and $7.3 million thereafter.

NOTE 20: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

      We use foreign exchange contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers and intercompany loans. We believe the use of foreign currency financial instruments should reduce the risks that arise from doing business in international markets. At July 2, 2004, we had open foreign exchange contracts with a notional amount of $93.9 million, of which $30.0 million were classified as cash flow hedges and $63.9 million were classified as fair value hedges. This compares to total foreign exchange contracts with a notional amount of $95.7 million as of June 27, 2003, of which $18.1 million were classified as cash flow hedges and $77.6 million were classified as fair value hedges. At July 2, 2004, contract expiration dates range from less than one month to 18 months with a weighted average contract life of 0.2 years.

      More specifically, the foreign exchange contracts classified as cash flow hedges are primarily being used to hedge currency exposures from cash flows anticipated from the Bowman program in our RF Communications segment. This contract for our tactical radio products was awarded in the second quarter of fiscal 2002. Under the contract, the customer pays in Pounds Sterling. We have hedged the forecasted cash flows related to payments made to the U.S. operations to maintain our anticipated profit margins. We also have hedged U.S. dollar payments to suppliers to maintain our anticipated profit margins in the U.K. operations. As of July 2, 2004 we estimated that a pretax loss of $3.2 million would be reclassified into earnings from comprehensive income within the next 18 months related to the cash flow hedges for the Bowman program. The amount of pretax loss that would be reclassified into earnings from comprehensive income from the other transactions we are hedging with cash flow hedges was not material as of July 2, 2004.

      The net gain included in our earnings in fiscal 2004, 2003 and 2002 representing the amount of fair value and cash flow hedges’ ineffectiveness was not material. No amounts were recognized in our earnings in fiscal 2004, 2003 and 2002 related to the component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. In addition, no amounts were recognized in our earnings in fiscal 2004, 2003

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2002 related to hedged firm commitments that no longer qualify as fair value hedges. All of these derivatives were recorded at their fair value on the balance sheet in accordance with Statement 133.

NOTE 21: NON-OPERATING INCOME (LOSS)

      The components of non-operating income (loss) are as follows:

	2004	2003	2002

	(In millions)
Gains from the sale of securities available for sale	$2.3	$21.9	$64.2
Write-downs of securities available for sale for other than temporary decreases in market value	—	(0.7)	(3.7)
Gain on the sale of GE Harris Energy Control Systems, LLC	—	—	10.3
Gain on the sale of LiveTV, LLC	—	18.8	—
Write-down of interest in Teltronics, Inc.	(5.0)	—	—
Write-down of investment interest in Terion, Inc.	—	—	(10.0)
Royalty income (expense)	(5.5)	(2.8)	(4.3)
Equity income (loss)	(0.3)	—	7.3
Expenses and fees associated with our selected investments and other items	(2.5)	(13.5)	(22.8)

	$(11.0)	$23.7	$41.0

NOTE 22: INCOME TAXES

      The provisions for income taxes are summarized as follows:

	2004	2003	2002

	(In millions)
Current:
United States	$52.4	$27.3	$34.7
International	5.0	0.5	6.1
State and local	2.3	2.6	(8.9)

	59.7	30.4	31.9

Deferred:
United States	(1.3)	10.9	15.3
International	(3.0)	(4.5)	(4.6)
State and local	(1.1)	1.1	2.1

	(5.4)	7.5	12.8

	$54.3	$37.9	$44.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of deferred income tax assets (liabilities) are as follows:

	2004		2003

	Current	Non-Current	Current	Non-Current

	(In millions)
Inventory valuations	$21.1	$—	$17.3	$—
Accruals	82.0	(8.1)	61.8	(8.4)
Depreciation	—	(22.1)	—	(24.0)
Domestic tax loss and credit carryforwards	—	23.3	—	14.8
International tax loss and credit carryforwards	—	22.7	—	29.0
International research and development expense deferrals	—	19.4	—	19.1
All other — net	11.4	0.3	4.6	10.1

	114.5	35.5	83.7	40.6
Valuation allowance	(0.4)	(38.3)	(0.6)	(19.5)

	$114.1	$(2.8)	$83.1	$21.1

      A reconciliation of the statutory United States income tax rate to the effective income tax rate follows:

	2004	2003	2002

Statutory U.S. income tax rate	35.0%	35.0%	35.0%
State taxes	(1.8)	1.8	(3.4)
International income	3.3	1.2	3.6
Tax benefits related to export sales	(4.0)	(2.5)	(1.2)
Settlement of a foreign tax audit	(1.9)	—	—
Research and development tax credit	(0.6)	(1.6)	(1.5)
Other items	0.2	1.1	1.5

Effective income tax rate	30.2%	35.0%	34.0%

      United States income taxes have not been provided on $395.0 million of undistributed earnings of international subsidiaries because of our intention to reinvest these earnings. The determination of unrecognized deferred U.S. tax liability for the undistributed earnings of international subsidiaries is not practicable. Tax loss and credit carryforwards as of July 2, 2004, have expiration dates ranging between one year and no expiration in certain instances. The amount of domestic, international and state and local tax loss carryforwards as of July 2, 2004 was $24.7 million, $39.8 million and $185.7 million, respectively. Pre-tax income (loss) of international subsidiaries was $49.6 million in fiscal 2004, $(23.9) million in fiscal 2003 and $1.2 million in fiscal 2002. Income taxes paid were $52.7 million in fiscal 2004, $23.0 million in fiscal 2003 and $20.7 million in fiscal 2002. The valuation allowance increased $18.6 million from $20.1 million in fiscal 2003 to $38.7 million in fiscal 2004. The valuation allowance has been established for financial reporting purposes, to offset certain domestic and foreign deferred tax assets due to uncertainty regarding our ability to realize them in the future.

NOTE 23: BUSINESS SEGMENTS

      We are structured primarily around the markets we serve and operate in four business segments — Government Communications Systems, RF Communications, Microwave Communications and Broadcast Communications. We changed our segment reporting structure effective May 28, 2004, in conjunction with the sale of our TTS product line. The TTS product line was formerly part of the Network Support segment, which was eliminated as a separate reportable segment as a result of the sale. Our Government Communications Systems segment engages in advanced research and develops, designs and produces advanced communication and information processing systems. Our RF Communications segment performs advanced research and develops, designs, manufactures and sells secure tactical radio products and provides services related to secure tactical radio products. Our Microwave Communications segment designs, manufactures and sells microwave radio products; develops, designs, produces and sells network management systems; and provides services related to these products. Our Broadcast Communications segment designs, manufactures and sells television and radio

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transmission products; develops, designs, produces and sells automation and control systems and studio products; and provides services related to these products and systems.

      Our products and systems are produced principally in the United States with international revenues derived primarily from exports. No revenues earned from any individual foreign country exceeded 4 percent of our total revenue during fiscal 2004, fiscal 2003 or fiscal 2002.

      The accounting policies of the operating segments are the same as those described in Note 1: Significant Accounting Policies. We evaluate each segment’s performance based on its “operating income or loss,” which we define as profit or loss from operations before income taxes excluding interest income and expense, equity income, goodwill amortization and gains or losses from securities and other investments. In fiscal 2003 and fiscal 2002, intersegment sales were transferred at prices comparable to those provided to unaffiliated customers. In fiscal 2004, intersegment sales were transferred at cost to the buying division and the sourcing division recognized a normal profit that was eliminated. This change in the intersegment policy resulted in an elimination of intercompany profit, which was $7.3 million in fiscal 2004. The “Corporate eliminations” line item in the charts below represents the elimination of intersegment sales and their related profits. “Headquarters expense” represents the portion of corporate expenses not allocated to the business segments or discontinued operations.

      Sales made to the U.S. Government by all segments (primarily our Government Communications Systems segment and our RF Communications segment) as a percent of total revenues were 65.5 percent in fiscal 2004, 62.4 percent in fiscal 2003 and 55.2 percent in fiscal 2002.

      Selected information by business segment and geographical area is summarized below:

	2004	2003	2002

	(In millions)
Total Assets
Government Communications Systems	$516.9	$488.2	$401.1
RF Communications	190.3	173.3	119.4
Microwave Communications	338.9	419.2	487.7
Broadcast Communications	360.4	339.7	336.0
Headquarters	819.3	654.9	511.2

	$2,225.8	$2,075.3	$1,855.4

Capital Expenditures
Government Communications Systems	$44.0	$46.6	$26.3
RF Communications	8.1	14.7	6.9
Microwave Communications	5.6	3.6	3.8
Broadcast Communications	3.3	4.0	4.9
Headquarters	5.4	4.1	4.0

	$66.4	$73.0	$45.9

Depreciation and Amortization
Government Communications Systems	$26.8	$24.2	$22.5
RF Communications	4.9	4.3	3.9
Microwave Communications	8.2	9.6	10.6
Broadcast Communications	4.8	5.8	5.9
Headquarters	10.4	12.5	12.2

	$55.1	$56.4	$55.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004	2003	2002

	(In millions)
Geographical Information
U.S. operations:
Revenue	$2,319.7	$1,860.5	$1,604.2
Long-lived assets	$566.0	$631.9	$650.7
International operations:
Revenue	$198.9	$200.1	$231.6
Long-lived assets	$106.0	$105.8	$87.4

      Headquarters assets consist primarily of cash, marketable securities, plant and equipment, net assets of discontinued operations and selected investments. Depreciation and amortization includes identifiable intangible assets and debt issuance costs amortization of $3.7 million, $3.2 million and $2.5 million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

      Export revenues were $308.6 million in fiscal 2004, $222.7 million in fiscal 2003 and $179.9 million in fiscal 2002. Export revenues and revenues of international operations were principally from Europe, Africa, the Middle East and Asia.

      Revenue and income from continuing operations before income taxes by segment follows:

Revenue

	2004	2003	2002

	(In millions)
Government Communications Systems	$1,506.1	$1,137.4	$924.4
RF Communications	430.4	325.7	258.3
Microwave Communications	329.8	297.5	303.7
Broadcast Communications	287.2	315.2	355.1
Corporate eliminations	(34.9)	(15.2)	(5.7)

	$2,518.6	$2,060.6	$1,835.8

Income From Continuing Operations Before Income Taxes

	2004(2)	2003(3)	2002(4)

	(In millions)
Segment Operating Income (Loss):
Government Communications Systems	$153.4	$104.9	$85.5
RF Communications	118.9	84.3	51.6
Microwave Communications	(12.1)	(24.3)	(21.1)
Broadcast Communications	8.1	8.0	37.2
Headquarters expense	(51.7)	(69.6)	(49.1)
Corporate eliminations	(7.3)	—	—
Non-operating income (loss)(1)	(11.0)	23.7	41.0
Net interest	(18.3)	(18.8)	(13.4)

	$180.0	$108.2	$131.7

(1)	“Non-operating income (loss)” includes equity income (loss), royalties and related intellectual property expenses, gains and losses from the sale of securities available-for-sale, write-downs of securities available-for-sale and expenses and fees associated with our selected investments and other items. Additional information regarding non-operating income (loss) is set forth in Note 21: Non-Operating Income (Loss).

(2)	Fiscal 2004 Microwave Communications segment’s operating loss includes $7.3 million of expenses related to cost-reduction measures. Broadcast Communications segment’s operating loss includes $4.4 million of expenses related to cost-reduction actions and a $4.4 million gain related to the reversal of a previously established reserve for the consolidation of this segment’s European operations. Non-operating income (loss) includes a $5.0 million write-down of our interest in Teltronics, Inc. and an $8.5 million loss and a $6.4 million gain in two unrelated patent infringement cases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Fiscal 2003 Microwave Communications segment’s operating loss includes an $8.6 million write-down of inventory related to the exit from unprofitable products and the shut-down of its Brazilian manufacturing plant, as well as $8.3 million of expenses related to cost-reduction measures. Broadcast Communications segment’s operating income and corporate headquarters expense includes $4.4 million and $4.0 million, respectively, of expenses related to cost-reduction measures. Headquarters expense also includes a $12.4 million charge related to our disposal of assets remaining from our telecom switch business. Non-operating (loss) income includes an $18.8 million gain on the sale of our minority interest in our LiveTV, LLC joint venture.

(4)	Fiscal 2002 Microwave Communications segment’s operating loss includes a $15.8 million charge related to cost-reduction actions taken in its international operations and collection losses related to the bankruptcy of a customer in Latin America. Non-operating income (loss) includes a $10.3 million gain from the sale of our minority interest in our GE Harris Energy Control Systems, LLC joint venture, and a $10.0 million write-down of our investment interest in Terion, Inc.

NOTE 24: LEGAL PROCEEDINGS

      From time to time, as a normal incident of the nature and kind of businesses in which we are engaged, various claims or charges are asserted and litigation commenced against us arising from or related to: product liability; personal injury; patents, trademarks or trade secrets; labor and employee disputes; commercial or contractual disputes; the sale or use of products containing asbestos; breach of warranty; or environmental matters. Claimed amounts may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. While it is not feasible to predict the outcome of these matters with certainty, and some lawsuits, claims or proceedings may be disposed or decided unfavorably to us, based upon available information, in the opinion of management, settlements and final judgments, if any, which are considered probable of being rendered against us in existing litigation or arbitration are reserved for, covered by insurance or would not have a material adverse effect on our financial position, results of operations or cash flows.

      We previously filed a patent infringement claim against Ericsson, Inc. in the U. S. Federal District Court for the Northern District of Texas. On October 29, 2002, a jury rendered a verdict in our favor against Ericsson, Inc. and its parent company. The jury awarded us approximately $61 million in compensatory damages and found that Ericsson’s conduct was “willful.” Following such verdict, we filed a motion to enhance the damages based upon the finding of willfulness, and Ericsson filed motions: (i) to decrease the damage award, (ii) to order a new trial, and (iii) for non-infringement and invalidity of the relevant patent notwithstanding the jury’s verdict. On July 17, 2003, the Court issued a ruling on these motions denying Ericsson’s motions for non-infringement and invalidity of the patent, but did rule that unless we agreed to a lowered damage award of $43 million in compensatory damages, it was granting Ericsson’s motion for a new trial on the issue of damages. We agreed to the lowered damages and thus, a judgment was entered for us in the amount of $43 million plus $1 million for enhanced damages and $1 million for attorneys’ fees, as well as pre-judgment interest, which we currently estimate to be approximately $8 million. During the second quarter of fiscal 2004, Ericsson appealed the judgment of the District Court. We have filed a cross appeal seeking to increase the amount of enhanced damages. The briefing for the appeal was completed in the second quarter of fiscal 2004. Furthermore, since the amount of damages, if any, which we may receive cannot be determined until the legal process is complete, no gain has been recorded in our Consolidated Statement of Income related to this matter.

NOTE 25: SUBSEQUENT EVENT

      In the first quarter of fiscal 2005 we acquired The Orkand Corporation (“Orkand”), a privately-held, leading provider of technical services and information technology for U.S. Government agencies including the Department of State, Department of Labor, Department of the Interior, Department of Health and Human Services, Department of Energy and the U.S. Postal Service. The purchase price was $66 million cash, which is subject to post-closing adjustments. The amount of consideration to the former shareholders and option holders of Orkand was paid out of interest-bearing cash and cash equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

QUARTERLY FINANCIAL DATA (UNAUDITED)

      Selected quarterly financial data is summarized below.

	Quarter Ended
					Total
	9-26-03	1-2-04(1)	4-2-04	7-2-04(2)	Year

	(In millions, except per share amounts)
Fiscal 2004
Revenue	$547.9	$593.9	$654.0	$722.8	$2,518.6
Gross profit	134.2	153.5	161.3	181.3	630.3
Income from continuing operations before income taxes	37.6	41.7	52.0	48.7	180.0
Income from continuing operations	25.5	31.7	35.4	33.1	125.7
Discontinued operations net of income taxes	0.5	1.4	0.1	5.1	7.1
Net income	26.0	33.1	35.5	38.2	132.8
Per share data:
Basic
Income from continuing operations	.38	.48	.54	.50	1.90
Discontinued operations	.01	.02	—	.08	.11
Net income	.39	.50	.54	.58	2.01
Diluted
Income from continuing operations	.38	.48	.53	.49	1.88
Discontinued operations	.01	.02	—	.08	.11
Net income	.39	.50	.53	.57	1.99
Cash dividends	.10	.10	.10	.10	.40
Stock prices — High	36.55	39.48	50.93	51.19
Low	28.70	34.05	37.90	42.37

	Quarter Ended
					Total
	9-27-02(3)	12-27-02(4)	3-28-03	6-27-03(5)	Year

	(In millions, except per share amounts)
Fiscal 2003
Revenue	$442.4	$516.4	$530.5	$571.3	$2,060.6
Gross profit	113.0	133.2	131.8	139.4	517.4
Income from continuing operations before income taxes	33.5	27.5	35.9	11.3	108.2
Income from continuing operations	21.7	17.9	23.4	7.3	70.3
Discontinued operations net of income taxes	(1.8)	(1.6)	(0.8)	(6.6)	(10.8)
Net income	19.9	16.3	22.6	0.7	59.5
Per share data:
Basic
Income from continuing operations	.33	.27	.35	.11	1.06
Discontinued operations	(.03)	(.02)	(.01)	(.10)	(.16)
Net income	.30	.25	.34	.01	.90
Diluted
Income from continuing operations	.33	.27	.35	.11	1.06
Discontinued operations	(.03)	(.02)	(.01)	(.10)	(.16)
Net income	.30	.25	.34	.01	.90
Cash dividends	.08	.08	.08	.08	.32
Stock prices — High	37.20	34.85	31.98	32.82
Low	29.46	24.09	25.35	26.85

(1)	Income from continuing operations before income taxes includes a $5.0 million ($3.4 million after-tax) write-down of our interest in Teltronics, Inc., an $8.5 million ($5.8 million after-tax) loss and a $6.4 million ($4.4 million after-tax) gain in two unrelated patent infringement cases and a $3.3 million income tax benefit from the settlement of a foreign tax audit.

(2)	Income from continuing operations before income taxes includes an $11.7 million ($8.0 million after-tax) charge related to cost-reduction actions taken in our Microwave Communications and Broadcast Communications segment and a $4.4 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($3.0 million after-tax) gain related to the reversal of a previously established reserve for the consolidation of our Broadcast Communications segment’s European operations.

(3)	Income from continuing operations before income taxes includes an $18.8 million ($12.2 million after-tax) gain on the sale of our minority interest in our LiveTV, LLC joint venture.

(4)	Income from continuing operations before income taxes includes $8.3 million ($5.4 million after-tax) of expenses for cost-reduction measures taken in our Microwave Communications segment.

(5)	Gross profit and income from continuing operations before income taxes includes an $8.6 million ($5.6 million after-tax) write-down of inventory related to our exit from unprofitable products and the shut-down of our Brazilian manufacturing plant in our Microwave Communications segment. Income from continuing operations before income taxes also includes $8.4 million ($5.4 million after-tax) of expenses related to cost-reduction measures at our Broadcast Communications segment and corporate headquarters and a $12.4 million ($8.1 million after-tax) charge related to our disposal of assets remaining from our telecom switch business.

     Results have been restated on a continuing operations basis. Discontinued operations are discussed in Note 2: Discontinued Operations.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

HARRIS CORPORATION AND SUBSIDIARIES

(In thousands)

Col. A	Col. B	Col. C		Col. D		Col. E

		Additions

		(1)	(2)
	Balance at	Charged to	Charged to
	Beginning	Costs and	Other Accounts	Deductions —		Balance at
Description	of Period	Expenses	Describe	Describe		End of Period

Year ended July 2, 2004:
Amounts Deducted From				$(30	)(A)
Respective Asset Accounts:				3,673	(B)

Allowances for collection losses	$12,801	$3,554	$—	$3,643		$12,712

Allowances for deferred tax assets	$20,137	$18,559	$—	$—		$38,696

Year ended June 27, 2003:
Amounts Deducted From				$(259	)(A)
Respective Asset Accounts:				11,007	(B)

Allowances for collection losses	$14,723	$8,826	$—	$10,748		$12,801

Allowances for deferred tax assets	$6,522	$13,615	$—	$—		$20,137

Year ended June 28, 2002:				$(459	)(A)
Amounts Deducted From				10,720	(B)
Respective Asset Accounts:				347	(C)

Allowances for collection losses	$20,865	$4,466	$—	$10,608		$14,723

Allowances for deferred tax assets	$—	$6,522	$—	$—		$6,522

Note A — Foreign currency translation gains and losses.

Note B — Uncollectible accounts charged off, less recoveries on accounts previously charged off.

Note C — Divestitures.