Form 10-Q
period 2004-10-01
HARRIS CORP /DE/
filed 2004-10-21
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 1-3863

HARRIS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	34-0276860 (I.R.S. Employer Identification No.)

1025 West NASA Boulevard Melbourne, Florida (Address of principal executive offices)	329l9 (Zip Code)

(321) 727-9l00

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of October 15, 2004, was 66,887,229 shares.

HARRIS CORPORATION

FORM 10-Q

For the Quarter Ended October 1, 2004

INDEX

		Page
Part I	Financial Information:
	Item 1. Financial Statements (unaudited):
	Consolidated Statement of Income for the Quarters ended October 1, 2004 and September 26, 2003	1
	Consolidated Balance Sheet at October 1, 2004 and July 2, 2004	2
	Consolidated Statement of Cash Flows for the Quarters ended October 1, 2004 and September 26, 2003	3
	Notes to Consolidated Financial Statements	4
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
	Item 4. Controls and Procedures	22
Part II	Other Information:
	Item 1. Legal Proceedings	22
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
	Item 3. Defaults Upon Senior Securities	24
	Item 4. Submission of Matters to a Vote of Security Holders	24
	Item 5. Other Information	24
	Item 6. Exhibits	25
	This Quarterly Report contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries. HD RadioTM is a registered trademark of iBiquity Digital Corporation
Signature
Exhibit Index
EX-10(A) Stock Option Agreement
EX-10(B) Amendment #1 to Master Rabbi Trust Agreement
EX-10(C) First Amendment to Revolving Credit Agreement
EX-12 Computation of Ratio of Earnings to Fixed Charges
EX-31.1 Certification of Chief Executive Officer
EX-31.2 Certification of Chief Financial Officer
EX-32.1 Section 1350 CEO Certification
EX-32.2 Section 1350 CFO Certification
EX-99.1 Forward-Looking Statements and Factors that May Affect Future Results

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The following information for the quarters ended October 1, 2004 and September 26, 2003 and at October 1, 2004 has not been audited by independent accountants, but in the opinion of management reflects all adjustments (consisting only of normal, recurring items) necessary for a fair presentation of the results for the indicated periods. The balance sheet at July 2, 2004, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. Harris provides complete financial statements with its Annual Report on Form 10-K, which includes all the information and footnotes required by the Securities and Exchange Commission (“SEC”). The results of operations for the quarter ended October 1, 2004 are not necessarily indicative of the results for the full fiscal year.

HARRIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
(unaudited)

	Quarter Ended
	October 1,	September 26,
	2004	2003
	(In millions, except per share amounts)
Revenue from product sales and services	$669.4	$547.9

Cost of product sales and services	(504.1)	(413.7)
Engineering, selling and administrative expenses	(101.0)	(91.6)
Non-operating income (loss)	(1.7)	—
Interest income	2.3	1.3
Interest expense	(6.0)	(6.3)

Income from continuing operations before income taxes	58.9	37.6
Income taxes	(18.8)	(12.1)

Income from continuing operations	40.1	25.5
Discontinued operations, net of income taxes	—	0.5

Net income	$40.1	$26.0

Net income per common share
Basic
Continuing operations	$.60	$.38
Discontinued operations	—	.01

	$.60	$.39

Diluted
Continuing operations	$.58	$.38
Discontinued operations	—	.01

	$.58	$.39

Cash dividends paid per common share	$.12	$.10

Average basic shares outstanding	66.3	66.3
Average diluted shares outstanding	70.4	69.9

See Notes to Consolidated Financial Statements

HARRIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	October 1,	July 2,
	2004	2004
	(unaudited)	(audited)
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$548.3	$627.5
Marketable securities	14.5	16.1
Receivables	469.5	457.5
Unbilled costs and accrued earnings on fixed-price contracts	103.4	111.1
Inventories	231.4	220.9
Current deferred income taxes	115.5	114.1
Income taxes receivable	—	6.6

Total current assets	1,482.6	1,553.8
Other Assets
Plant and equipment	290.4	283.3
Goodwill	278.4	223.3
Non-current notes receivable	16.3	18.1
Other assets	156.8	147.3

	741.9	672.0

	$2,224.5	$2,225.8

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$7.0	$9.4
Accounts payable	114.2	128.8
Compensation and benefits	129.1	159.1
Other accrued items	118.0	115.9
Advance payments and unearned income	117.3	129.1
Income taxes payable	6.3	—
Current portion of long-term debt	0.5	0.5

Total current liabilities	492.4	542.8
Other Liabilities
Non-current deferred income taxes	4.1	2.8
Long-term debt	401.4	401.4
Shareholders’ Equity
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 250,000,000 shares authorized; issued and outstanding 66,724,026 at October 1, 2004 and 66,344,306 shares at July 2, 2004	66.7	66.3
Other capital	271.8	257.0
Retained earnings	999.7	967.6
Unearned compensation	(9.0)	(3.3)
Accumulated other comprehensive loss	(2.6)	(8.8)

Total shareholders’ equity	1,326.6	1,278.8

	$2,224.5	$2,225.8

See Notes to Consolidated Financial Statements

HARRIS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Quarter Ended
	October 1,	September 26,
	2004	2003
	(In millions)
Operating Activities
Net income	$40.1	$26.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12.6	13.4
Non-current deferred income tax	1.5	0.1
Loss (gain) on the sale of securities available-for-sale	0.1	(0.8)
(Increase) decrease in:
Accounts and notes receivable	7.6	(5.0)
Unbilled costs and inventories	(3.0)	18.7
Increase (decrease) in:
Accounts payable and accrued expenses	(59.1)	2.7
Advance payments and unearned income	(11.8)	14.8
Income taxes	11.3	12.2
Other	5.2	(0.6)

Net cash provided by operating activities	4.5	81.5

Investing Activities
Cash paid for acquired businesses	(63.6)	—
Additions of plant and equipment	(17.7)	(14.3)
Proceeds from the sale of securities available-for-sale	0.5	1.4

Net cash used in investing activities	(80.8)	(12.9)

Financing Activities
Proceeds from borrowings	6.7	0.3
Payment of borrowings	(10.6)	(1.7)
Proceeds from exercise of employee stock options	8.5	3.4
Cash dividends	(8.0)	(6.6)

Net cash used in financing activities	(3.4)	(4.6)

Effect of exchange rate changes on cash and cash equivalents	0.5	—

Net increase (decrease) in cash and cash equivalents	(79.2)	64.0
Cash and cash equivalents at beginning of year	627.5	442.6

Cash and cash equivalents at end of quarter	$548.3	$506.6

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

October 1, 2004

Note A – Basis of Presentation

     The accompanying unaudited consolidated financial statements of Harris Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted for interim financial information and with the rules and regulations of the SEC. Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and changes in cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the quarter ended October 1, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year. For further information refer to the Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2004 (“Fiscal 2004 Form 10-K”).

     On May 28, 2004, we completed the sale of our tools and test systems (“TTS”) product line, which was included in our Network Support segment. We now reflect the TTS product line results as discontinued operations for all applicable periods. Certain other reclassifications have been made to prior year amounts to conform to the current period presentation.

     The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”), which includes guidance for evaluating whether an investment is other-than-temporarily impaired. Originally this guidance was to be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. In September 2004 the Financial Accounting Standards Board (“FASB”) directed the FASB staff to delay the effective date for the measurement and recognition guidance contained in EITF 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. During the period of the delay, an entity holding investments is directed to continue to apply relevant “other-than-temporary” guidance. We believe that the application of EITF 03-1 will not have a material impact on our financial position, results of operations or cash flows.

     At its June 30 – July 1, 2004 meeting on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” the EITF tentatively concluded that contingently convertible debt should be included in diluted earnings per share computations using the if-converted method regardless of whether the market price trigger (or other contingent feature) has been met, which represents a significant change in current practice. At its September 29-30, 2004 meeting the EITF considered comment letters received on the tentative conclusion and reached a final consensus affirming its tentative conclusion. The FASB then ratified the consensus at its October 13, 2004 meeting. EITF 04-8 is effective for reporting periods ending after December 15, 2004. EITF 04-8 also requires restatement of earnings per share amounts for prior periods presented during which the contingently convertible debt instrument was outstanding. We elected to implement the provisions of EITF 04-8 during the first quarter of fiscal 2005 and have restated the prior periods presented.

     On October 13, 2004, the FASB concluded that Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“Statement 123R”), which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies (except small business issuer as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“Statement 123”), not Statement 123R, to the beginning of the fiscal year that includes the effective date would be permitted, but not required. Note K – “Stock Options and Stock-Based Compensation” sets forth the pro forma effect on net income and earnings per share assuming we had applied the fair value recognition provisions of Statement 123. The retroactive provisions permitted under this conclusion will not impact us since the first interim period that Statement 123R will be effective for us will be the beginning of our 2006 fiscal year.

Note C – Discontinued Operations

     On May 28, 2004, we completed the sale of our TTS product line, previously included in our Network Support segment, for approximately $49.7 million, which is subject to adjustment. As a result of this transaction, the TTS product line has been reported as a discontinued operation for all applicable periods.

     The assets disposed of consisted primarily of land, buildings, equipment, inventory, receivables, technology and other assets related to the operation of the TTS product line. A portion of the purchase price ($5 million) was retained by the buyer until customer acceptance is received on a large order for an EXP™ system. We anticipate that this hold back will be collected in full from the buyer during the second quarter of fiscal 2005. We also anticipate that the final purchase price will be adjusted downward by approximately $5 million due to post-closing adjustments. The expected purchase price adjustment has been reflected as “Other accrued items” on the Consolidated Balance Sheet at October 1, 2004 and July 2, 2004. No receivable was recorded on the Consolidated Balance Sheet at October 1, 2004 or July 2, 2004 related to the hold back. Revenues from the TTS product line were $11.3 million during the quarter ended September 26, 2003. The TTS product line also had pre-tax operating income of $1.2 million during the quarter ended September 26, 2003.

     The information set forth in the other Notes to the Consolidated Financial Statements relates to continuing operations unless otherwise specified.

Note D – Business Combination

     On July 6, 2004, which was the first business day of our 2005 fiscal year, we acquired The Orkand Corporation (“Orkand”), a privately-held, leading provider of technical services and information technology for U.S. Government agencies including the Department of State, the Department of Labor, the Department of the Interior, the Department of Health and Human Services, the Department of Energy and the U.S. Postal Service. This acquisition has been accounted for under the purchase method of accounting and, accordingly, the results of operations of Orkand have been included in the Consolidated Statement of Income and Cash Flows since the date of acquisition. Orkand is now a 100 percent wholly-owned subsidiary and is being operated within our Government Communications Systems segment. The purchase price of $80.6 million, which is subject to post-closing adjustment, is calculated as follows:

(In millions)
Cash consideration paid to former Orkand shareholders and option holders	$61.8
Acquisition costs	0.3
Post-close adjustment	4.6
Assumed liabilities	14.3
Less cash acquired	(0.4)

$80.6

     The amount of consideration to the former shareholders and option holders of Orkand was paid out of interest-bearing cash and cash equivalents. The Orkand acquisition resulted in goodwill of $50.1 million and other identifiable intangible assets of $9.2 million. The other identifiable intangible assets are being amortized on a straight-line basis over periods between five and ten years. These amounts are subject to adjustment.

     The following summary, prepared on a pro forma basis, presents unaudited consolidated results of operations as if Orkand had been acquired as of the beginning of the period presented, after including the impact of adjustments such as: amortization of intangibles, decreased interest income from the use of cash and cash equivalents and the related income tax effects.

Quarter Ended
September 26,
2003
(In millions, except per share amounts)
Revenue from product sales and services – as reported	$547.9
Revenue from product sales and services – pro forma	$567.2

Net income– as reported	$26.0
Net income– pro forma	$26.4

Net income per diluted common share – as reported	$.39
Net income per diluted common share – pro forma	$.39

     The pro forma results are not necessarily indicative of our results of operations had we owned Orkand for the entire period presented.

Note E – Comprehensive Income and Accumulated Other Comprehensive Loss

     Comprehensive income for the quarters ended October 1, 2004 and September 26, 2003, which includes net income, was $46.3 million and $24.6 million, respectively.

     The components of accumulated other comprehensive loss, net of related tax, at October 1, 2004 and July 2, 2004 are as follows:

	October 1,	July 2,
	2004	2004
	(In millions)
Net unrealized loss on securities available-for-sale	$(1.3)	$(0.7)
Foreign currency translation adjustments	(0.4)	(6.1)
Net unrealized loss on hedging activity	(0.9)	(2.0)

	$(2.6)	$(8.8)

     Total comprehensive income for the quarters ended October 1, 2004 and September 26, 2003 was comprised of the following:

	Quarter Ended
	October 1,	September 26,
	2004	2003
	(In millions)
Net income	$40.1	$26.0
Other comprehensive income (loss):
Net unrealized loss on securities, net of income taxes	(0.6)	(0.2)
Foreign currency translation	5.7	(1.2)
Net unrealized gain on hedging derivatives, net of income taxes	1.1	—

Comprehensive income	$46.3	$24.6

Note F – Receivables

     Receivables are summarized below:

	October 1,	July 2,
	2004	2004
	(In millions)
Accounts receivable	$468.9	$456.1
Notes receivable due within one year-net	14.3	14.1

	483.2	470.2
Less allowances for collection losses	(13.7)	(12.7)

	$469.5	$457.5

Note G – Inventories and Unbilled Costs

     Inventories are summarized below:

	October 1,	July 2,
	2004	2004
	(In millions)
Finished products	$40.6	$39.1
Work in process	19.5	14.7
Raw materials and supplies	171.3	167.1

	$231.4	$220.9

     Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $108.1 million at October 1, 2004 and $134.4 million at July 2, 2004.

Note H – Plant and Equipment

     Plant and equipment are summarized below:

	October 1,	July 2,
	2004	2004
	(In millions)
Land	$9.6	$9.6
Buildings	294.2	290.8
Machinery and equipment	613.9	596.2

	917.7	896.6
Less allowances for depreciation	(627.3)	(613.3)

	$290.4	$283.3

     Depreciation expense related to plant and equipment was $11.5 million for the quarter ended October 1, 2004 and $12.5 million for the quarter ended September 26, 2003.

Note I – Accrued Warranties

     Changes in our warranty liability, which are included as a component of “Other accrued items” on the Consolidated Balance Sheet, during the first quarter of fiscal 2005 are as follows:

(In millions)
Balance as of July 2, 2004	$18.3
Warranty provision for sales made during the quarter ended October 1, 2004	2.9
Settlements made during the quarter ended October 1, 2004	(3.3)
Other adjustments to the warranty liability, including those for foreign currency translation, during the quarter ended October 1, 2004	(0.4)

Balance as of October 1, 2004	$17.5

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

Note J – Net Income Per Share

     The computations of diluted net income per share are as follows:

	Quarter Ended
	October 1,	September 26,
	2004	2003
	(In millions, except per share amounts)
Net income	$40.1	$26.0
Impact of convertible debentures	0.9	0.9

Net income used in diluted share calculation(A)	$41.0	$26.9

Basic shares outstanding	66.3	66.3
Impact of dilutive stock options	0.8	0.3
Impact of convertible debentures	3.3	3.3

Diluted shares outstanding(B)	70.4	69.9

Net income per diluted share(A)/(B)	$.58	$.39

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

Note K – Stock Options and Stock-Based Compensation

     In accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” we use the intrinsic-value method of accounting for stock option awards to employees and, accordingly, do not recognize compensation expense for our stock option awards to employees in the Consolidated Statement of Income, as all option exercise prices are 100 percent of market value on the date the options are granted. Options may be exercised for a period set at the time of initial grant, which ranges from 7 to 10 years after the date of grant. The following table illustrates the pro forma effect on net income and earnings per share assuming we had applied the fair value recognition provisions of Statement 123 to all previously granted stock-based awards after giving consideration to potential forfeitures. The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model. Reference should be made to Note 1: “Significant Accounting Policies” in our Fiscal 2004 Form 10-K for the assumptions used in the Black-Scholes option-pricing model. The estimated fair value of options granted is amortized to expense over their vesting period, which is generally three years.

	Quarter Ended
	October 1,	September 26,
	2004	2003
	(In millions, except per share amounts)

Net income, as reported	$40.1	$26.0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.8)	(1.4)

Pro forma net income	$38.3	$24.6

Net income per common share, as reported
Basic	$.60	$.39
Diluted	$.58	$.39

Pro forma net income per common share
Basic	$.58	$.37
Diluted	$.56	$.36

     Total compensation expense recognized from performance and restricted shares during the quarters ended October 1, 2004 and September 26, 2003 was $1.9 million and $1.0 million, respectively. The value of restricted stock, equal to the intrinsic value at the time of grant, is amortized as compensation expense over the vesting period. The value of performance shares, equal to the most probable estimate of the intrinsic value at the time of distribution, is amortized as compensation expense over the vesting period.

Note L – Non-Operating Income (Loss)

     The components of non-operating income (loss) are as follows:

	Quarter Ended
	October 1,	September 26,
	2004	2003
	(In millions)
Gain (loss) from the sale of securities available-for-sale	$(0.1)	$0.8
Write-down of investments for other than temporary decreases in market value	(1.1)	—
Royalty income (expense)	(0.4)	(0.5)
Equity loss	(0.1)	—
Expenses and fees associated with selected investments and other items	—	(0.3)

	$(1.7)	$—

Note M – Business Segments

     We are structured primarily around the markets we serve and operate in four business segments — Government Communications Systems, RF Communications, Microwave Communications and Broadcast Communications. Our Government Communications Systems segment engages in advanced research and develops, designs, produces and provides services for advanced communication and information processing systems. Our RF Communications segment performs advanced research and develops, designs, manufactures and sells secure tactical radio products and provides services related to secure tactical radio products. Our Microwave Communications segment designs, manufactures and sells microwave radio products; develops, designs, produces and sells network management systems; and provides services related to these products. Our Broadcast Communications segment designs, manufactures and sells television and radio transmission products; develops, designs, produces and sells automation and control systems and studio products; and provides services related to these products and systems.

     The accounting policies of our operating segments are the same as those described in Note 1: “Significant Accounting Policies” in our Fiscal 2004 Form 10-K. We evaluate each segment’s performance based on its “operating income or loss,” which we define as profit or loss from operations before income taxes excluding interest income and expense, equity income and gains or losses from securities and other investments. Intersegment sales are transferred at cost to the buying division and the sourcing division recognizes a normal profit that is eliminated. The “Corporate eliminations” line item in the tables below represents the elimination of intersegment sales and their related profits.

     Total assets by business segment are summarized below:

	October 1,	July 2,
	2004	2004
	(In millions)
Total Assets
Government Communications Systems	$604.8	$516.9
RF Communications	200.7	190.3
Microwave Communications	334.2	338.9
Broadcast Communications	358.6	360.4
Headquarters	726.2	819.3

	$2,224.5	$2,225.8

     Segment revenue, segment operating income (loss) and a reconciliation of segment operating income (loss) to total income from continuing operations before income taxes follows:

	Quarter Ended
	October 1,	September 26,
	2004	2003
	(In millions)
Revenue
Government Communications Systems	$432.2	$334.4
RF Communications	113.3	89.2
Microwave Communications	69.4	68.4
Broadcast Communications	67.4	58.4
Corporate eliminations	(12.9)	(2.5)

	$669.4	$547.9

Income From Continuing Operations Before Income Taxes
Segment Operating Income (Loss):
Government Communications Systems	$45.1	$31.9
RF Communications	31.5	25.0
Microwave Communications	0.9	(2.3)
Broadcast Communications	2.3	1.1
Headquarters expense	(13.8)	(12.5)
Corporate eliminations	(1.7)	(0.6)
Non-operating income (loss)(1)	(1.7)	—
Net interest	(3.7)	(5.0)

	$58.9	$37.6

(1)	“Non-operating income (loss)” includes equity income (loss), royalties and related intellectual property expenses, gains and losses from the sale of securities available-for-sale, write-downs of securities available-for-sale and expenses and fees associated with our selected investments and other items. Additional information regarding non-operating income (loss) is set forth in Note L “Non-Operating Income (Loss).”

Note N – Subsequent Event

     On October 6, 2004, we signed a definitive agreement to acquire Encoda Systems Holdings, Inc. (“Encoda”), a leading global supplier of software and services solutions for the broadcast media industry, including television, radio, cable, satellite and advertising agency customers around the world. Encoda’s end-to-end workflow solutions include traffic and billing, and program-scheduling systems, and automation and media asset management solutions that are complementary to our existing automation business. Under the terms of the agreement, we have agreed to acquire Encoda for approximately $340 million in cash, subject to post-closing adjustments, customary closing conditions, and regulatory approvals. The transaction is expected to close in November 2004 and the consideration to the former shareholders and option holders of Encoda will be paid out of interest-bearing cash and cash equivalents.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

     The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand Harris. MD&A is provided as a supplement to, should be read in conjunction with and is qualified in its entirety by reference to, our Consolidated Financial Statements and related Notes to Consolidated Financial Statements (“Notes”) appearing elsewhere in this report. In addition, reference should be made to our audited Consolidated Financial Statements and related Notes thereto and related MD&A included in our Fiscal 2004 Form 10-K. Except for the historical information contained here, the discussions in the MD&A contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under “Forward-Looking Statements and Factors that May Affect Future Results.”

     The following is a list of the sections of the MD&A contained in this report, together with our perspective on the contents of these sections of MD&A, which we hope will make reading these pages more productive.

•	Operations Review – an analysis of our consolidated results of operations and of the results in each of our four operating segments, to the extent the operating segment results are material to an understanding of our business as a whole, for the periods presented in our Consolidated Financial Statements, discontinued operations and our outlook.

•	Liquidity and Capital Resources – an analysis of cash flows, common stock repurchases, dividend policy, capital structure and resources, off-balance sheet arrangements, commercial commitments and contractual obligations.

•	Application of Critical Accounting Policies – a discussion of accounting policies that require critical judgments and estimates, and of accounting pronouncements that have been issued but not yet implemented by us and their potential impact.

•	Forward-Looking Statements and Factors that May Affect Future Results – cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.

OPERATIONS REVIEW

Highlights

     Operations highlights for the first quarter of fiscal 2005 include:

•	Income from continuing operations increased 57.3 percent from $25.5 million, or $.38 per diluted share, in the first quarter of fiscal 2004 to $40.1 million, or $.58 per diluted share, in the first quarter of fiscal 2005;

•	Revenues increased 22.2 percent from $547.9 million in the first quarter of fiscal 2004 to $669.4 million in the first quarter of fiscal 2005;

•	Government Communications Systems and RF Communications segments achieved revenue growth of 29.2 percent and 27.0 percent, respectively. Operating income also increased 41.4 percent and 26.0 percent in the Government Communications Systems and RF Communications segments, respectively;

•	Broadcast Communications and Microwave Communications segments experienced revenue growth of 15.4 percent and 1.5 percent, respectively, and both segments were profitable in the quarter; and

•	We acquired Orkand, a privately-held, leading provider of technical services and information technology for U.S. government agencies in the first quarter of fiscal 2005. Orkand, which is being operated in the Government Communications Systems segment, had revenue of $84 million for the twelve months ended June 30, 2004.

Revenue and Income From Continuing Operations

	Quarter Ended
	October 1,	September 26,	%
	2004	2003	Inc/ (Dec)
	(In millions, except per share amounts)
Revenue	$669.4	$547.9	22.2%
Income from continuing operations	$40.1	$25.5	57.3%
% of revenue	6.0%	4.7%
Income from continuing operations per diluted common share	$.58	$.38	52.6%

     Our revenue for the quarter ended October 1, 2004 was $669.4 million, an increase of 22.2 percent compared to the prior year quarter. Revenues increased in all four of our business segments with the greatest increases in our Government Communications Systems and RF Communications segments.

     Income from continuing operations for the quarter ended October 1, 2004 was $40.1 million, or $.58 per diluted share, compared to $25.5 million, or $.38 per diluted share in the quarter ended September 26, 2003. The increase in income from continuing operations in the first quarter of fiscal 2005 when compared to the first quarter of fiscal 2004 primarily resulted from increased operating income in our Government Communications Systems and RF Communications segments. Our Microwave Communications segment generated operating income of $0.9 million in the first quarter of fiscal 2005 compared to an operating loss of $2.3 million in the first quarter of fiscal 2004. The Broadcast Communications segment also experienced an increase in operating income from $1.1 million in the first quarter of fiscal 2004 to $2.3 million in the first quarter of fiscal 2005. Offsetting these increases was a $2.4 million increase in headquarters expense and corporate eliminations. Also, we had a non-operating loss of $1.7 million in the first quarter of fiscal 2005 compared to no non-operating income or loss in the first quarter of fiscal 2004.

     All four of our businesses had revenue and income growth in the quarter and we believe that our strategy is working. We are driving growth by expanding core markets, winning important new programs and new orders that broaden our customer base, and implementing our acquisition strategy. The focus on costs and margins in our commercial businesses is beginning to improve results. Our Broadcast Communications and Microwave Communications segments are moving in a positive direction. We believe that new products and renewed customer and operations focus will contribute to continued momentum.

Gross Margin

	Quarter Ended
	October 1,	September 26,	%
	2004	2003	Inc/ (Dec)
	(In millions)
Revenue	$669.4	$547.9	22.2%
Cost of product sales and services	(504.1)	(413.7)	21.9%
Gross margin	$165.3	$134.2	23.2%
% of revenue	24.7%	24.5%

     Our gross margin (revenue less cost of product sales and services) as a percentage of revenue was 24.7 percent in the first quarter of fiscal 2005 compared to 24.5 percent in the first quarter of fiscal 2004.

     Gross margin as a percentage of revenue improved in our Microwave Communications and Government Communications Systems segments in the first quarter of fiscal 2005 when compared to the first quarter of fiscal 2004. The improved gross margin in our Microwave Communications segment resulted from manufacturing efficiencies related to cost reductions and efficiencies gained in the production of TRuepoint™ radios sold in international markets and in the production of Constellation® radios sold in the North American market. The Government Communications Systems segment had continued solid program performance and a successful termination settlement on the cancelled Comanche program.

     The gross margin improvement as a percentage of revenue in these segments was offset by a larger mix of sales from our Government Communications Systems segment, which carries a lower gross margin than our RF Communications segment and our two commercial segments due to the high level of cost-reimbursable programs it performs for the U.S. Government. Also, the Broadcast Communications and RF Communications segments experienced lower gross margins as a percentage of revenue in the quarter ended October 1, 2004 when compared to the quarter ended September 26, 2003, primarily resulting from a lower mix of automation software sales in our Broadcast Communications segment and, in our RF Communications segment, a higher mix of sales related to the Bowman radio program which is in the early production phase.

Engineering, Selling and Administrative Expenses

	Quarter Ended
	October 1,	September 26,	%
	2004	2003	Inc/ (Dec)
	(In millions)
Engineering, selling and administrative expenses	$101.0	$91.6	10.3%
% of revenue	15.1%	16.7%

     Our engineering, selling and administrative expenses increased from $91.6 million in the first quarter of fiscal 2004 to $101.0 million in the first quarter of fiscal 2005. As a percentage of revenue, these expenses decreased from 16.7 percent in the first quarter of fiscal 2004 to 15.1 percent in the first quarter of fiscal 2005. The increase in revenue outpaced the increase in engineering, selling and administrative expenses primarily due to the impact of cost-reduction actions taken in fiscal 2004 in our Microwave Communications and Broadcast Communications segments.

     Headquarters expense, which is included in engineering, selling and administration expenses, increased in the first quarter of fiscal 2005 when compared to the first quarter of fiscal 2004 mostly due to expenses associated with our supplemental executive retirement plan, which increased primarily as a result of increases in the price of Harris’ stock.

     Engineering, selling and administrative expenses increased in our Government Communications Systems and RF Communications segments to support significant growth in these businesses and included a higher level of selling and marketing, and research and development activities. The rate of increase in revenue in these segments, however, exceeded the rate of increase in engineering, selling and administrative expenses.

Non-Operating Income (Loss)

	Quarter Ended
	October 1,	September 26,	%
	2004	2003	Inc/ (Dec)
	(In millions)
Non-operating income (loss)	$(1.7)	$—	*

* Not meaningful

     Our non-operating loss was $1.7 million for the quarter ended October 1, 2004, compared to no non-operating income or loss in the quarter ended September 26, 2003. Most of the change between the first quarter of fiscal 2005 and the first quarter of fiscal 2004 was due to a decrease in gains from the sale of securities available-for-sale from a gain of $0.8 million in the first quarter of fiscal 2004 to a loss of $0.1 million in the first quarter of fiscal 2005 as well as the recognition of a $1.1 million other-than-temporary impairment in an investment during the first quarter of fiscal 2005.

Interest Income and Interest Expense

	Quarter Ended
	October 1,	September 26,	%
	2004	2003	Inc/ (Dec)
	(In millions)
Interest income	$2.3	$1.3	76.9%
Interest expense	(6.0)	(6.3)	(4.8)%

     Our interest income increased from $1.3 million in the first quarter of fiscal 2004 to $2.3 million in the first quarter of fiscal 2005 primarily due to higher rates of interest being earned on our cash and cash equivalents as well as increases in the balances of our cash and cash equivalents. The increased balance in cash and cash equivalents was despite the $63.6 million cash paid for acquisitions during the first quarter of fiscal 2005. Our interest expense was relatively unchanged from $6.3 million in the quarter ending September 26, 2003 to $6.0 million in the quarter ended October 1, 2004.

Income Taxes

	Quarter Ended
	October 1,	September 26,	%
	2004	2003	Inc/ (Dec)
	(In millions)
Income taxes	$18.8	$12.1	55.4%
Effective tax rate	32.0%	32.0%

     Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 32.0 percent in the first quarters of fiscal 2004 and fiscal 2005. In both the first quarter of fiscal 2004 and the first quarter of fiscal 2005, the impact of export sales reduced our effective tax rate below the statutory rate, including state income taxes. This decrease was partially offset by the mix of foreign tax rates and sources of foreign income and losses which increased our tax rates in the first quarter of fiscal 2004 and the first quarter of fiscal 2005.

Discussion of Business Segments

Government Communications Systems Segment

	Quarter Ended
	October 1,	September 26,	%
	2004	2003	Inc/ (Dec)
	(In millions)
Revenue	$432.2	$334.4	29.2%
Segment operating income	45.1	31.9	41.4%
% of revenue	10.4%	9.5%

     Government Communications Systems segment revenue increased 29.2 percent and operating income increased 41.4 percent from the first quarter of fiscal 2004 to the first quarter of fiscal 2005. Improved results were driven by growth across all government markets served by the segment and were led by several classified programs, the FAA Telecommunications Infrastructure (“FTI”) program, the Iraqi Media Network (“IMN”) program, the Advanced Extremely High Frequency terminals program for the U.S. Navy, and the MAF/Tiger database modernization program for the U.S. Census Bureau. Revenue growth included the impact of the Orkand acquisition. Gross margin improved in this segment resulting from continued solid program performance and a successful termination settlement on the cancelled Comanche program.

     Engineering, selling and administrative expenses increased in our Government Communications Systems segment to support the growth in revenue, which drove a higher level of selling and marketing and research and development activities. In this segment, however, the increase in revenue exceeded the increase in engineering, selling and administrative expenses.

     During the quarter, we were selected by the U.S. National Reconnaissance Office for a potential $1 billion, 10-year contract (“Patriot” program) to provide operations, maintenance and support services for the agency’s global communications and information systems. We were selected for a $10 million, one-year design and analysis phase of the Electronic Record Archives (“ERA”) program by the U.S. National Archives and Records Administration, a new customer. We are leading one of two teams competing for the eight-year contract with a potential value of $400 million.

     We were also awarded contracts on two next-generation aerial surveillance platforms — the Battle Management Command and Control portion for the U.S. Air Force E-10A aircraft, and the U.S. Army’s Aerial Common Sensor (“ACS”) aircraft. As part of the ACS program, we were awarded a $75 million, three-year, communications integration contract with a large follow-on potential over the next 10 to 20 years.

     In September, we were awarded a $275 million contract by the Federal Aviation Administration (“FAA”) to add mission support services into the FTI program scope. Total estimated value of the FTI program for Harris is now $2.2 billion through 2017.

RF Communications Segment

	Quarter Ended
	October 1,	September 26,	%
	2004	2003	Inc/ (Dec)
	(In millions)
Revenue	$113.3	$89.2	27.0%
Segment operating income	31.5	25.0	26.0%
% of revenue	27.8%	28.0%

     RF Communications segment revenue increased 27.0 percent and operating income increased 26.0 percent from the first quarter of fiscal 2004 to the first quarter of fiscal 2005. Growth in the quarter was driven by sales from the Bowman Tactical Radio Program for the UK Ministry of Defence and numerous other programs supporting tactical radio implementations worldwide. This segment had strong demand for its Falcon® II secure tactical radios, by both U.S. and international defense forces as the Falcon II® continues to be the radio of choice for secure, interoperable, and reliable communications on the battlefield.

     Operating margin decreased in this segment in the first quarter of fiscal 2005 when compared to the first quarter of fiscal 2004 as a result of a higher mix of sales from the Bowman radio program which is in the early production phase. Engineering, selling and administrative expenses increased in the RF Communications segment to support revenue growth and included a higher level of selling and marketing and increased spending on the development of our Falcon® III radio. The increase in revenue, however, outpaced the increase in engineering, selling and administrative expenses.

     During the quarter, a Boeing-led team that includes our RF Communications segment was awarded a $54.6 million contract for the Joint Tactical Radio System-Airborne, Maritime/Fixed-Station (“JTRS-AMF”) program for the Department of Defense. The initial 15-month contract is for pre-system development and demonstrations. Total value to the winning team is expected to be more than $2 billion. Other significant orders in the quarter included Falcon II® radios for the U.S. Army, U.S. Army Reserve, and for Denmark, Estonia, Sweden, Azerbaijan and new customers in several African nations.

     During the quarter, the U.S. Department of Defense also announced that it has agreed to sell our Falcon® II radios to Pakistan, through its Foreign Military Sales (FMS) program to help improve their ability to gather intelligence and improve security along its borders. Following final approval by the Pakistani government, we expect to receive an order with a total value of approximately $65 million.

Microwave Communications Segment

	Quarter Ended
	October 1,	September 26,	%
	2004	2003	Inc/ (Dec)
	(In millions)
Revenue	$69.4	$68.4	1.5%
Segment operating income (loss)	0.9	(2.3)	*
% of revenue	1.3%	(3.4)%

* Not meaningful

     Microwave Communications segment revenue increased 1.5 percent from the first quarter of fiscal 2004 to the first quarter of fiscal 2005. The segment had operating income of $0.9 million in the first quarter of fiscal 2005 compared to an operating loss of $2.3 million in the first quarter of fiscal 2004 due in great part to cost-reduction actions taken in fiscal 2004. Initial shipments of TRuepoint™ radios, a new family of microwave products, also contributed to improved profitability.

     We have taken significant costs out of our Microwave business. Gross margins are improving and operating expenses are lower. The roll-out of our new TRuepoint™ family of products continues on schedule, with over $9 million in new orders booked during the quarter, primarily from international customers. During the quarter, we released additional capacities and feature sets for radios in the 6, 7, and 8 GHz frequencies.

     In North America, we continue to have numerous opportunities for public and private networks. Funding for network upgrades and expansions continues to be available at the state, local and federal level, including from the Department of Homeland Security. Significant private network orders in the quarter included the U.S. Army, Delaware County, Ohio and public utilities in Louisiana and New Jersey.

Broadcast Communications Segment

	Quarter Ended
	October 1,	September 26,	%
	2004	2003	Inc/ (Dec)
	(In millions)
Revenue	$67.4	$58.4	15.4%
Segment operating income	2.3	1.1	109.1%
% of revenue	3.4%	1.9%

     Broadcast Communications segment revenue increased 15.4 percent from the first quarter of fiscal 2004 to the first quarter of fiscal 2005, and operating income increased from $1.1 million in the first quarter of fiscal 2004 to $2.3 million in the first quarter of fiscal 2005. Revenue increased for our networking and radio systems product lines. More specifically, revenue drivers included sales of studio equipment, transmitters, and networking equipment to the Iraqi Media Network, and the sale of HD RadioTM transmitters in the U.S. The restructuring in Europe and reorganization in North America is behind us. We have a management team clearly focused on driving growth and improving profitability.

     During the quarter, we received new international digital TV transmitter orders in Australia, Bulgaria, and China. Digital radio contracts included equipment for Cox Communications and several National Public Radio member stations. To help advance the transition to HD RadioTM, we are working with the nation’s largest broadcasters, including Clear Channel Radio, to demonstrate the benefits of digital radio technology. At the recent National Association of Broadcasters Radio trade show, we demonstrated our proprietary Split-Level™ combining method that integrates the signal of the existing analog transmitter with a new FM-HD radio transmitter. This technology represents a more cost-effective path to HD radio implementation.

     Following the close of the quarter, we signed a definitive agreement to acquire Encoda Systems, a leading global supplier of software and services solutions for the broadcast and media industry. Encoda’s end-to-end workflow solutions include traffic and billing, program-scheduling systems, and automation and media asset management solutions that are complementary to our existing automation business. The transaction is expected to close in November.

Discontinued Operations

     In the fourth quarter of fiscal 2004 we completed the sale of our TTS product line to a subsidiary of Danaher Corporation for $49.7 million, subject to post-closing and other adjustments. This transaction, along with the results of the TTS product line, has been reported as a discontinued operation for all periods presented. Revenues from the TTS product line were $11.3 million in the quarter ended September 26, 2003. The TTS product line also had pre-tax operating income of $1.2 million in the quarter ended September 26, 2003. Discontinued operations are more fully discussed in Note C: Discontinued Operations in the Notes to Consolidated Financial Statements.

Outlook

     All four of our operating segments are off to a good start in fiscal 2005. Strong momentum continues in our two government businesses with key program wins, and new orders setting the stage for continued growth above the market. Our commercial businesses are making good progress in reducing expenses and are improving product gross margins. New products, such as the TRuepoint™ microwave radio are expected to expand revenue in international markets and contribute to higher margins. The Encoda acquisition will add important breadth and scale to our broadcast software offerings and to our customer base worldwide.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Quarter Ended
	October 1,	September 26,
	2004	2003
	(In millions)
Net cash provided by operating activities	$4.5	$81.5
Net cash used in investing activities	(80.8)	(12.9)
Net cash used in financing activities	(3.4)	(4.6)
Effect of foreign exchange rate changes on cash	0.5	—

Net increase (decrease) in cash and cash equivalents	$(79.2)	$64.0

     Cash and Cash Equivalents: Our cash and cash equivalents decreased $79.2 million to $548.3 million at the end of the first quarter of fiscal 2005, primarily due to net cash used in investing activities of $80.8 million, of which $63.6 million was for cash paid for acquisition of businesses and $17.7 million of plant and equipment additions. This decrease in cash and cash equivalents was offset by an increase in cash provided by operating activities of $4.5 million.

     Management currently believes that existing cash, funds generated from operations, sales of marketable securities, our credit facilities and access to the public and private debt markets will be sufficient to provide for our anticipated requirements for working capital, capital expenditures and stock repurchases under the current repurchase program for the next 12 months and the foreseeable future. We expect tax payments over the next three years to approximate our tax expense during the same period. Other than for potential acquisitions, including the previously announced proposed acquisition of Encoda for approximately $340 million, and items noted in the Commercial Commitments and Contractual Obligations discussion below, no other significant cash payments are anticipated in fiscal 2005 or beyond.

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

     Net cash provided by operating activities: Our net cash provided by operating activities was $4.5 million in the first quarter of fiscal 2005 compared to $81.5 million in the first quarter of fiscal 2004. We expect cash flow provided by operating activities in fiscal 2005 to be in the $200 million to $250 million range. The decreased cash flows from operating activities in the first quarter of fiscal 2005 when compared to the first quarter of fiscal 2004 are primarily due to the timing of approximately $50 million in payments related to compensation and retirement benefits in the quarter. Excluding these payments, operating cash flow performance slightly improved in our Government Communications Systems, RF Communications and Microwave Communications segments. Our Broadcast Communications segment had net cash used in operating activities in the first quarter of fiscal 2005 due to a reduction of advance payments from customers, increased levels of inventory and the timing of accounts payable and accrued expense payments.

     Net cash used in investing activities: Our net cash used in investing activities was $80.8 million in the first quarter of fiscal 2005 compared to net cash used in investing activities of $12.9 million in the first quarter of fiscal 2004. Net cash used in investing activities in the first quarter of fiscal 2005 was due to cash paid for business acquisitions of $63.6 million and additions of plant and equipment of $17.7 million, which was partially offset by proceeds from the sale of securities available-for-sale of $0.5 million. Net cash used in investing activities in the first quarter of fiscal 2004 was due to additions of plant and equipment of $14.3 million and proceeds from the sale of securities available-for-sale of $1.4 million.

     The increase in our additions of plant and equipment from $14.3 million in the first quarter of fiscal 2004 to $17.7 million in the first quarter of fiscal 2005 was related to spending on programs that are driving the revenue growth in our Government Communications Systems and RF Communications segments. Our total additions of plant and equipment in fiscal 2005 are expected to be in the $70 million to $80 million range.

     Net cash used in financing activities: Our net cash used in financing activities in the first quarter of fiscal 2005 was $3.4 million compared to net cash used in financing activities in the first quarter of fiscal 2004 of $4.6 million. The net cash used in financing activities in the first quarter of fiscal 2005 was primarily due to cash dividends of $8.0 million and net payments of borrowings of $3.9 million. This was partially offset by proceeds from the exercise of employee stock options of $8.5 million in the first quarter of fiscal 2005.

     The net cash used in financing activities in the first quarter of fiscal 2004 was primarily due to cash dividends of $6.6 million. This was partially offset by proceeds from the exercise of employee stock options of $3.4 million and net payments of borrowings of $1.4 million.

Common Stock Repurchases

     We did not repurchase shares of our common stock under our repurchase programs during either the first quarter of fiscal 2004 or fiscal 2005. We currently expect that we will repurchase shares of common stock to offset the dilutive effect of shares issued under our stock incentive plans. Additionally, if warranted, we will consider accelerating our purchases. Additional information regarding stock repurchases and our repurchase programs is set forth under Part II Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Dividend Policy

     On August 28, 2004, our Board of Directors authorized a 20 percent increase in our quarterly common stock dividend to $0.12 per share for an annualized rate of $0.48 per share. This is our third consecutive annual increase. Our annual common stock dividend was $0.40 per share in fiscal 2004.

Capital Structure and Resources

     We have a committed Revolving Credit Agreement that provides for unsecured borrowings of up to $300 million. At October 1, 2004, no borrowings were outstanding under this credit facility, which expires in October 2007. Each bank’s obligation to make loans to us under this credit facility is subject to, among other things, the accuracy of our representations and warranties and compliance with various covenants. Interest rates on borrowings under this credit facility and related fees are determined by a pricing matrix based upon our long-term debt rating assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. The availability of borrowing under this credit facility is not contingent upon our debt rating. We are not required to maintain compensating balances in connection with this agreement. While we did not issue commercial paper in the first quarter of fiscal 2005, availability of borrowings under this revolving credit facility enables us to issue commercial paper. The financial covenants contained in this credit facility include, among others, maintenance of a total debt to adjusted earnings before interest, taxes, depreciation and amortization ratio of not more than 3.0 to 1 for four trailing quarters and maintenance of an adjusted earnings before interest, taxes, depreciation and amortization to interest charges ratio of not less than 3.0 to 1 for four trailing quarters. This facility was recently renegotiated to eliminate a tangible net worth covenant. This credit facility also includes negative covenants limiting (i) the creation of liens or other encumbrances, (ii) certain sale and leaseback transactions, and (iii) certain sales or other dispositions of assets other than in the ordinary course of business. In addition, this facility includes certain provisions for acceleration of maturity in the case of a (a) “cross default” with other indebtedness in an amount in excess of $50 million, (b) final uninsured judgment in excess of $50 million which remains unpaid or discharged, or (c) change of control, including if a person or group of persons acquires more than 25 percent of our voting stock.

     During the first quarter of fiscal 2004, we filed a “universal shelf” registration statement with the SEC related to the potential future issuance of up to $500 million of securities, including debt securities, preferred stock, common stock, fractional interests in preferred stock represented by depositary shares and warrants to purchase debt securities, preferred stock or common stock. This universal shelf registration statement was declared effective by the SEC during the first quarter of fiscal 2004.

     Our debt is currently rated “BBB” by Standard and Poor’s Rating Group and “Baa2” by Moody’s Investors Service. We expect to maintain operating ratios, fixed-charge coverage ratios and balance sheet ratios sufficient for retention of these debt ratings. There are no assurances that our credit ratings will not be reduced in the future. If our credit rating is lowered below “investment grade,” then we may not be able to issue short-term commercial paper, but may instead need to borrow under our other credit facilities or pursue other alternatives. We do not currently foresee losing our investment-grade debt ratings. If our debt ratings were downgraded, however, it may adversely impact, among other things, our future borrowing costs and access to capital markets.

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

     Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of October 1, 2004, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, cash flows or financial condition.

Commercial Commitments and Contractual Obligations

     The amounts disclosed in our Fiscal 2004 Form 10-K include all of our commercial commitments and contractual obligations. During the quarter ended October 1, 2004, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our Fiscal 2004 Form 10-K.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     Our consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in “Note 1: Significant Accounting Policies” in our Notes to Consolidated Financial Statements included in our Fiscal 2004 Form 10-K. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting estimates for us include: (i) revenue recognition on long-term contracts and contract estimates, (ii) provisions for excess and obsolete inventory losses, (iii) valuation of selected investments, (iv) impairment testing of goodwill, and (v) income taxes and tax valuation allowances. For additional discussion of our critical accounting estimates, see our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2004 Form 10-K.

Impact Of Recently Issued Accounting Pronouncements

     As described in Note B “Recent Accounting Pronouncements” of the Notes to Consolidated Financial Statements, there are accounting pronouncements that have recently been issued but not yet implemented by us. Note B describes the potential impact that these pronouncements are expected to have on our financial position, cash flows and results of operations.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

     This report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements: of our plans, strategies and objectives for future operations; concerning new products, services or developments; regarding future economic conditions, performance or outlook; as to the outcome of contingencies; as to the value of our contract awards and programs; of expected cash flows; of belief or expectation; and of assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates” and similar words. You should not place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of the filing of this report. Forward-looking statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our consolidated results and the forward-looking statements could be affected by many factors, including:

•	our participation in markets that are often subject to uncertain economic conditions, which makes it difficult to estimate growth in our markets and, as a result, future income and expenditures;

•	our dependence on the U.S. Government for a significant portion of our revenue, as the loss of this relationship or a shift in U.S. Government funding could have adverse consequences on our future business;

•	potential changes in U.S. Government or customer priorities due to program reviews or revisions to strategic objectives, including termination of or potential failure to fund U.S. Government contracts;

•	risks inherent in large long-term fixed price contracts, particularly the risk that we may not be able to contain cost overruns;

•	financial and government and regulatory risks relating to international sales and operations, including fluctuations in foreign currency exchange rates and the effectiveness of our currency hedging program, and in certain regions, such as the Middle East, risks of instability, violence and armed conflict;

•	our ability to continue to develop new products that achieve market acceptance;

•	the consequences of future geo-political events, which may affect adversely the markets in which we operate, our ability to insure against risks, our operations or our profitability;

•	strategic acquisitions and the risks and uncertainties related thereto, including our ability to manage and integrate acquired businesses;

•	the performance of critical subcontractors or suppliers;

•	potential claims that we are infringing the intellectual property rights of third parties;

•	the successful resolution of patent infringement claims and the ultimate outcome of other contingencies, litigation and legal matters;

•	customer credit risk;

•	the fair values of our portfolio of passive investments, which values are subject to significant price volatility or erosion;

•	risks inherent in developing new technologies;

•	the potential impact of hurricanes on our operations in Florida and the potential impact of earthquakes on our operations in California; and

•	general economic conditions in the markets in which we operate.

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

     Foreign Exchange and Currency: We use foreign exchange contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers and intercompany loans. We believe the use of foreign currency financial instruments should reduce the risks that arise from doing business in international markets. At October 1, 2004, we had open foreign exchange contracts with a notional amount of $94.7 million, of which $50.6 million were classified as cash flow hedges and $44.1 million were classified as fair value hedges. This compares to total foreign exchange contracts with a notional amount of $93.9 million as of July 2, 2004, of which $30.0 million were classified as cash flow hedges and $63.9 million were classified as fair value hedges. At October 1, 2004, contract expiration dates range from less than one month to 15 months with a weighted average contract life of 0.3 years.

     More specifically, the foreign exchange contracts classified as cash flow hedges are primarily being used to hedge currency exposures from cash flows anticipated from the Bowman program in our RF Communications segment. This contract for our tactical radio products was awarded in the second quarter of fiscal 2002. Under the contract, the customer pays in Pounds Sterling. We have hedged the forecasted cash flows related to payments made to the U.S. operations to maintain our anticipated profit margins. We also have hedged U.S. dollar payments to suppliers to maintain our anticipated profit margins in the U.K. operations. As of October 1, 2004, we estimated that a pre-tax loss of $2.7 million would be reclassified into earnings from comprehensive income within the next 10 months related to the cash flow hedges for the Bowman program. The amount of pre-tax gain that would be reclassified into earnings from comprehensive income from the other transactions we are hedging with cash flow hedges was $1.3 million as of October 1, 2004.

     The net gain or loss included in our earnings in the first quarter of fiscal 2005 and the first quarter of fiscal 2004 representing the amount of fair value and cash flow hedges’ ineffectiveness was not material. No amounts were recognized in our earnings in the first quarter of fiscal 2005 and the first quarter of fiscal 2004 related to the component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. In addition, no amounts were recognized in our earnings in the first quarter of fiscal 2005 and the first quarter of fiscal 2004 related to hedged firm commitments that no longer qualify as fair value hedges. All of these derivatives were recorded at their fair value on the balance sheet in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”).

     Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for our foreign currency derivatives held at October 1, 2004 would have an impact of approximately $3.7 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.

     Interest Rates: We utilize a balanced mix of debt maturities along with both fixed-rate and variable-rate debt and available lines of credit to manage our exposure to changes in interest rates. We do not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2005, although there can be no assurances that interest rates will not change significantly.

Item 4. Controls and Procedures.

     (a) Evaluation of disclosure controls and procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the first quarter of fiscal 2005 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the first quarter of fiscal 2005 our disclosure controls and procedures are adequate and effective.

     (b) Changes in internal control: We routinely review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of acquired business units, and migrating certain processes to our shared services organizations. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the quarter ended October 1, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     We previously filed a patent infringement claim against Ericsson, Inc. in the United States Federal District Court for the Northern District of Texas. On October 29, 2002, a jury rendered a verdict in our favor against Ericsson, Inc. The jury awarded us approximately $61 million in compensatory damages and found that Ericsson’s conduct was “willful.” Following the rendering of such verdict, we filed a motion to enhance the damages based upon the finding of willfulness, and Ericsson filed a motion: (i) to decrease the damage award, (ii) to order a new trial, and (iii) for non-infringement and invalidity of the patent notwithstanding the jury’s verdict. On July 17, 2003, the Court issued a ruling on these motions denying Ericsson’s motions for non-infringement and invalidity of the patent, but did rule that unless we agreed to a lowered damage award of $43 million in compensatory damages within

30 days, it was granting Ericsson’s motion for a new trial on the issue of damages. We agreed to the lowered damages and thus, a judgment was entered for us in the amount of $43 million plus $1 million for enhanced damages and $1 million for attorneys’ fees, as well as pre-judgment interest, which we currently estimate to be approximately $8 million. During the second quarter of fiscal 2004, Ericsson appealed the judgment of the District Court. We have filed a cross appeal seeking to increase the amount of enhanced damages. The briefing for the appeal was completed in the second quarter of fiscal 2004 and oral arguments are currently scheduled to be held during the second quarter of fiscal 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

     During the first quarter of fiscal 2005 and the first quarter of fiscal 2004, we repurchased no shares of our common stock under our repurchase programs. We currently expect that we will repurchase shares of our common stock to offset the dilutive effect of shares issued under our stock incentive plans. Additionally, if warranted, we will consider accelerating our repurchases.

     The following table sets forth information with respect to repurchases by us of common stock during the fiscal quarter ended October 1, 2004:

			Total number of	Maximum number of
			shares purchased as	shares that may yet
			part of publicly	be purchased under
	Total number of	Average price paid	announced plans or	The plans or
Period*	Shares purchased	per share	programs (1)	programs (1)
Month #1
(July 3, 2004–July 30, 2004)
Repurchase Programs (1)	none	none	none	3,220,200
Employee Transactions (2)	8,624	$47.84	n/a	n/a

Month #2
(July 31, 2004–August 27, 2004)
Repurchase Programs (1)	none	none	none	3,220,200
Employee Transactions (2)	62,312	$47.97	n/a	n/a

Month #3
(August 28, 2004–October 1, 2004)
Repurchase Programs (1)	none	none	none	3,220,200
Employee Transactions (2)	125,790	$52.71	n/a	n/a

Total	196,726	$51.00	none	3,220,200

*	Periods represent our fiscal months.

(1) On October 22, 1999, we announced that our Board of Directors approved a share repurchase program which authorizes us to repurchase up to 15 million shares through open-market transactions, in negotiated block transactions or pursuant to tender offers. Pursuant to the terms of this 1999 program, as of April 27, 2004, we had authority to repurchase an additional 520,000 shares. On April 27, 2004, we announced that our Board of Directors approved a share repurchase program which authorizes us to repurchase an additional three million shares through open-market transactions or in negotiated block transactions. This new program does not have an expiration date. The maximum number of shares that may yet be purchased under our currently authorized repurchase programs as of October 1, 2004 is 3,220,200. As a matter of policy, we do not repurchase shares under our repurchase programs during the period beginning two weeks prior to the end of a fiscal quarter and ending two days following the public release of earnings and financial results for such fiscal quarter.

(2) Represents (a) shares of our common stock delivered to us in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised stock options, (b) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance shares or restricted shares which vested during the quarter, or (c) shares of our common stock purchased by the trustee of the Harris Corporation Master Rabbi Trust Agreement to fund obligations under our deferred compensation plans. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or withheld to cover tax obligations shall be the closing price of our common stock on the date the relevant transaction occurs.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

We are party to a Revolving Credit Agreement, dated as of October 15, 2003, with us as Borrower, SunTrust Bank as Administrative Agent, L/C Issuer and Swingline Lender and the other lenders party thereto. The material terms of the Revolving Credit Agreement are discussed above in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Capital Structure and Resources.” On October 18, 2004, we entered into the First Amendment to Revolving Credit Agreement. Pursuant to this amendment, the Revolving Credit Agreement was amended to delete the consolidated tangible net worth covenant. A copy of the First Amendment to Revolving Credit Agreement is filed as Exhibit 10(c) of this report, which Exhibit is incorporated herein by reference.

Item 6. Exhibits

(a) Exhibits:

The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:

(2)	Agreement and Plan of Merger, dated as of October 6, 2004, by and among Harris Corporation, Sunshine Merger Corp. and Encoda Systems Holdings, Inc., incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2004.

(3)	(a) Restated Certificate of Incorporation of Harris Corporation (1995), incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996. (Commission File Number 1-3863)

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

(h) Pursuant to Regulation S-K Item 601 (b) (4) (iii), Registrant by this filing agrees, upon request, to furnish to the SEC a copy of other instruments defining the rights of holders of long-term debt of the Company.

(10)	(a) Stock Option Agreement Terms and Conditions (as of August 27, 2004) for grants under the Harris Corporation 2000 Stock Incentive Plan.*

(b) Amendment No. 1 to Master Rabbi Trust Agreement, amended and restated as of December 2, 2003, by and between Harris Corporation and The Northern Trust Company.*

(c) First Amendment to Revolving Credit Agreement, dated as of October 18, 2004, by and among Harris Corporation as Borrower, the lenders party thereto and SunTrust Bank as Administrative Agent, L/C Issuer and Swingline Lender.

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

HARRIS CORPORATION
(Registrant)

Date: October 21, 2004	By: /s/ Bryan R. Roub

Bryan R. Roub
Senior Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No.
Under Reg.
S-K, Item 601	Description
(2)	Agreement and Plan of Merger, dated as of October 6, 2004, by and among Harris Corporation, Sunshine Merger Corp. and Encoda Systems Holdings, Inc., incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2004.

(3)	(a) Restated Certificate of Incorporation of Harris Corporation (1995), incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996. (Commission File Number 1-3863)

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

Exhibit No.
Under Reg.
S-K, Item 601	Description
Statement No. 333-108486, filed with the SEC on September 3, 2003.

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

(h) Pursuant to Regulation S-K Item 601 (b) (4) (iii), Registrant by this filing agrees, upon request, to furnish to the SEC a copy of other instruments defining the rights of holders of long-term debt of the Company.

(10)	(a) Stock Option Agreement Terms and Conditions (as of August 27, 2004) for grants under the Harris Corporation 2000 Stock Incentive Plan.*

(b) Amendment No. 1 to Master Rabbi Trust Agreement, amended and restated as of December 2, 2003, by and between Harris Corporation and The Northern Trust Company.*

(c) First Amendment to Revolving Credit Agreement, dated as of October 18, 2004, by and among Harris Corporation as Borrower, the lenders party thereto and SunTrust Bank as Administrative Agent, L/C Issuer and Swingline Lender.

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