Form 10-Q
period 2004-12-31
HARRIS CORP /DE/
filed 2005-01-27
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 1-3863

HARRIS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	34-0276860 (I.R.S. Employer Identification No.)

1025 West NASA Boulevard Melbourne, Florida (Address of principal executive offices)	32919 (Zip Code)

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

The number of shares outstanding of the registrant’s common stock as of January 21, 2005, was 66,564,419 shares.

HARRIS CORPORATION

FORM 10-Q

For the Quarter Ended December 31, 2004

INDEX

		Page
Part I	Financial Information:
	Item 1. Financial Statements (unaudited):
	Consolidated Statement of Income for the Quarter and Two Quarters ended December 31, 2004 and January 2, 2004	1
	Consolidated Balance Sheet at December 31, 2004 and July 2, 2004	2
	Consolidated Statement of Cash Flows for the Two Quarters ended December 31, 2004 and January 2, 2004	3
	Notes to Consolidated Financial Statements	4
	Report of Independent Registered Public Accounting Firm	15
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
	Item 4. Controls and Procedures	31
Part II	Other Information:
	Item 1. Legal Proceedings	32
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
	Item 3. Defaults Upon Senior Securities	33
	Item 4. Submission of Matters to a Vote of Security Holders	33
	Item 5. Other Information	34
	Item 6. Exhibits	35
	This Quarterly Report contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries. HD RadioTM is a registered trademark of iBiquity Digital Corporation. DirecTV is a registered trademark of DIRECTV Group, Inc.
Signature		37
Exhibit Index		38
EX-4(A) Specimen stock certificate for the Company's Common Stock
EX-12 Computation of Ratio of Earnings to Fixed Charges
EX-15.1 Letter Regarding Unaudited Interim Financial Information
EX-31.1 Certification of Chief Executive Officer
EX-31.2 Certification of Chief Financial Officer
EX-32.1 Certification of Chief Executive Officer
EX-32.2 Certification of Chief Financial Officer
EX-99.1 Forward-Looking Statements and Factors that May Affect Future Results

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The following information for the quarter and two quarters ended December 31, 2004 and January 2, 2004 and at December 31, 2004 has not been audited by independent accountants, but in the opinion of management reflects all adjustments (consisting only of normal, recurring items) necessary for a fair presentation of the results for the indicated periods. The balance sheet at July 2, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. Harris Corporation (“Harris,” “Company,” “we,” “our,” and “us” refer to Harris Corporation and its consolidated subsidiaries) provides complete financial statements with its Annual Report on Form 10-K, which includes all the information and footnotes required by the Securities and Exchange Commission (“SEC”). The results of operations for the quarter and two quarters ended December 31, 2004 are not necessarily indicative of the results for the full fiscal year.

HARRIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(unaudited)

	Quarter Ended		Two Quarters Ended
	December 31,	January 2,	December 31,	January 2,
	2004	2004	2004	2004
	(In millions, except per share amounts)
Revenue from product sales and services	$737.2	$593.9	$1,406.6	$1,141.8

Cost of product sales and services	(540.2)	(440.4)	(1,044.3)	(854.1)
Engineering, selling and administrative expenses	(124.2)	(101.0)	(225.2)	(192.6)
Non-operating income (loss)	(3.5)	(6.0)	(5.2)	(6.0)
Interest income	1.6	1.5	3.9	2.8
Interest expense	(6.0)	(6.3)	(12.0)	(12.6)

Income from continuing operations before income taxes	64.9	41.7	123.8	79.3
Income taxes	(19.8)	(10.0)	(38.6)	(22.1)

Income from continuing operations	45.1	31.7	85.2	57.2
Discontinued operations, net of income taxes	—	1.4	—	1.9

Net income	$45.1	$33.1	$85.2	$59.1

Net income per common share
Basic
Continuing operations	$.68	$.48	$1.28	$.86
Discontinued operations	—	.02	—	.03

	$.68	$.50	$1.28	$.89

Diluted
Continuing operations	$.65	$.46	$1.23	$.84
Discontinued operations	—	.02	—	.03

	$.65	$.48	$1.23	$.87

Cash dividends paid per common share	$.12	$.10	$.24	$.20

Basic weighted average shares outstanding	66.5	66.3	66.4	66.3
Diluted weighted average shares outstanding	70.9	70.1	70.6	70.0

See Notes to Consolidated Financial Statements

HARRIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(unaudited)

	December 31,	July 2,
	2004	2004 (1)
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$230.4	$627.5
Receivables	485.0	457.5
Unbilled costs and accrued earnings on fixed-price contracts	124.6	111.1
Inventories	229.7	220.9
Current deferred income taxes	118.3	114.1
Income taxes receivable	8.4	6.6

Total current assets	1,196.4	1,537.7
Non-Current Assets
Plant and equipment	299.3	283.3
Goodwill	566.8	223.3
Identifiable intangible assets	106.8	10.1
Non-current notes receivable	13.2	18.1
Other assets	143.0	153.3

	1,129.1	688.1

	$2,325.5	$2,225.8

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$3.5	$9.4
Accounts payable	149.8	128.8
Compensation and benefits	119.1	159.1
Other accrued items	125.3	115.9
Advance payments and unearned income	154.5	129.1
Current portion of long-term debt	0.6	0.5

Total current liabilities	552.8	542.8
Other Liabilities
Non-current deferred income taxes	14.7	2.8
Long-term debt	401.4	401.4
Shareholders’ Equity
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 250,000,000 shares authorized; issued and outstanding 66,560,847 at December 31, 2004 and 66,344,306 shares at July 2, 2004	66.6	66.3
Other capital	279.2	257.0
Retained earnings	1,008.8	967.6
Unearned compensation	(7.1)	(3.3)
Accumulated other comprehensive income (loss)	9.1	(8.8)

Total shareholders’ equity	1,356.6	1,278.8

	$2,325.5	$2,225.8

(1)	Derived from audited financial statements

See Notes to Consolidated Financial Statements

HARRIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Two Quarters Ended
	December 31,	January 2,
	2004	2004
	(In millions)
Operating Activities
Net income	$85.2	$59.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	32.0	27.1
Non-current deferred income tax	4.5	5.0
Loss (gain) on the sale of securities available-for-sale	3.1	(2.1)
(Increase) decrease in:
Accounts and notes receivable	12.3	5.6
Unbilled costs and inventories	(21.4)	18.6
Increase (decrease) in:
Accounts payable and accrued expenses	(48.7)	(7.0)
Advance payments and unearned income	3.0	32.7
Income taxes	(7.6)	(12.2)
Other	22.4	0.6

Net cash provided by operating activities	84.8	127.4

Investing Activities
Cash paid for acquired businesses	(426.4)	—
Additions of plant and equipment	(34.4)	(28.9)
Proceeds from the sale of securities available-for-sale	13.1	3.1

Net cash used in investing activities	(447.7)	(25.8)

Financing Activities
Proceeds from borrowings	69.4	1.0
Payment of borrowings	(76.8)	(26.2)
Proceeds from exercise of employee stock options	22.8	8.0
Repurchase of common stock	(36.2)	(19.1)
Cash dividends	(16.0)	(13.3)

Net cash used in financing activities	(36.8)	(49.6)

Effect of exchange rate changes on cash and cash equivalents	2.6	(0.7)

Net increase (decrease) in cash and cash equivalents	(397.1)	51.3
Cash and cash equivalents, beginning of year	627.5	442.6

Cash and cash equivalents, end of period	$230.4	$493.9

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 31, 2004

Note A – Basis of Presentation, Recent Accounting Pronouncements and Stock Options and Stock-Based Compensation

Basis of Presentation

     The accompanying consolidated financial statements of Harris Corporation and its subsidiaries have been prepared by Harris, without audit, in accordance with accounting principles generally accepted for interim financial information and with the rules and regulations of the SEC. Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and changes in cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal, recurring items) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the quarter and two quarters ended December 31, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year. The information included in this report should be read in conjunction with the Management’s Discussion and Analysis, and the Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2004 (“Fiscal 2004 Form 10-K”).

     On May 28, 2004, we completed the sale of our tools and test systems (“TTS”) product line, which was included in our former Network Support segment. We now reflect the TTS product line results as discontinued operations for all applicable periods. Certain other reclassifications have been made to prior year amounts to conform to the current period presentation.

     The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”), which includes guidance for evaluating whether an investment is other-than-temporarily impaired. Originally this guidance was to be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. In September 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which delays the effective date for the measurement and recognition guidance contained in EITF 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. During the period of the delay, an entity holding investments is directed to continue to apply relevant “other-than-temporary” guidance. We believe that the application of EITF 03-1 will not have a material impact on our financial position, results of operations or cash flows.

     In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”), with an effective date for the first interim or annual period beginning after June 15, 2004. FSP 106-2 relates to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Prescription Drug Act”) signed into law on December 8, 2003. The Medicare Prescription Drug Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. During the first quarter of fiscal 2005, we adopted the provisions of FSP 106-2. At present, however, detailed regulations necessary to implement the Medicare Prescription Drug Act have not been issued, including those that would specify the manner in which actuarial equivalency is determined and the documentation requirements necessary to be entitled to the subsidy. Due to the lack of these detailed regulations, neither our accumulated postretirement benefit obligation nor our net periodic postretirement benefit cost reflects any amount associated with the subsidy. We do not believe, however, that when the detailed regulations are issued the federal subsidy will have a material impact on our financial position, results of operations or cash flows.

     In October 2004, the FASB ratified EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-8”). EITF 04-8 requires that shares underlying contingently convertible debt be included in diluted earnings per share computations using the if-converted method regardless of whether the market price trigger (or other contingent features) has been met. The effective date for EITF 04-8 is for reporting periods ending after December 15, 2004. EITF 04-8 also requires restatement of earnings per share amounts for prior periods presented during which the instrument was outstanding. We implemented the provisions of EITF 04-8 during the first quarter of fiscal 2005 and have restated the prior periods presented. The provisions of EITF 04-8 increased our diluted shares outstanding by 3.3 million shares. Also, the net earnings used in our earnings per share calculations are adjusted, using the if-converted method. The effect of these adjustments reduced our income from continuing operations per diluted share for the quarter and two quarters ended December 31, 2004, by $.02 and $.04, respectively. See Note J – “Net Income Per Share” for additional information.

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs – an amendment of ARB 43, Chapter 4” (“Statement 151”). Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Paragraph 5 of Accounting Research Bulletin (“ARB”) 43, Chapter 4 “Inventory Pricing,” previously stated that “...under certain circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current-period charges....” Statement 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, Statement 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement 151 is effective for fiscal years beginning after June 15, 2005. We believe the implementation of Statement 151 will not have a material impact on our financial position, results of operations or cash flows.

     In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”) and FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-1 clarifies the guidance in FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”) that applies to the new deduction for qualified domestic production activities under the American Jobs Creation Act of 2004 (the “Act”). FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under Statement 109, not as a tax-rate reduction, because the deduction is contingent on performing activities identified in the Act. As a result, companies qualifying for the special deduction will not have a one-time adjustment of deferred tax assets and liabilities in the period the Act is enacted. FSP 109-2 addresses the effect of the Act’s one-time deduction for qualifying repatriations of foreign earnings. FSP 109-2 allows additional time for companies to determine whether any foreign earnings will be repatriated under the Act’s one-time deduction for repatriated earnings and how the Act affects whether undistributed earnings continue to qualify for Statement 109’s exception from recognizing deferred tax liabilities. FSP 109-1 and FSP 109-2 were both effective upon issuance. We implemented FSP 109-1 and FSP 109-2 in the quarter ended December 31, 2004 and have included their required disclosures in Note M – “Income Taxes.”

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“Statement 123R”), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and to recognize cost over the vesting period. Statement 123R is effective for public companies (except small business issuers as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”), not Statement 123R, to the beginning of the fiscal year that includes the effective date would be permitted, but is not required. The retroactive provisions permitted under Statement 123R would not impact us since the first interim period for which Statement 123R is effective for us will also be the beginning of our 2006 fiscal year. The adoption of Statement 123R is not expected to have a significant effect on our financial position or cash flows, but will impact our results of operations. An illustration of the impact on our net income and earnings per share is presented in the “Stock Options and Stock-Based Compensation” section of this Note A assuming we had applied the fair value recognition provisions of Statement 123 using the Black-Scholes methodology. We have not yet determined whether we will use the Black-Scholes method in our adoption of Statement 123R.

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

     The following table illustrates the pro forma effect on net income and earnings per share assuming we had applied the fair value recognition provisions of Statement 123 to all previously granted stock-based awards after giving consideration to potential forfeitures. The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model. Reference should be made to “Note 15: Stock Options and Awards” in our Fiscal 2004 Form 10-K for the assumptions used in the Black-Scholes option-pricing model. The estimated fair value of options granted is amortized to expense over their vesting period, which is generally 3 years.

	Quarter Ended		Two Quarters Ended
	December 31,	January 2,	December 31,	January 2,
	2004	2004	2004	2004
	(In millions, except per share amounts)
Net income, as reported	$45.1	$33.1	$85.2	$59.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.1)	(1.2)	(2.6)	(2.6)

Pro forma net income	$44.0	$31.9	$82.6	$56.5

Net income per common share, as reported
Basic	$.68	$.50	$1.28	$.89
Diluted	$.65	$.48	$1.23	$.87
Pro forma net income per common share
Basic	$.66	$.48	$1.24	$.85
Diluted	$.63	$.47	$1.20	$.83

     Total compensation expense recognized from performance and restricted shares during the quarter ended December 31, 2004 and January 2, 2004 was $3.0 million and $1.4 million, respectively. Total compensation expense recognized from performance and restricted shares during the two quarters ended December 31, 2004 and January 2, 2004 was $4.9 million and $2.4 million, respectively. The value of restricted stock, equal to the intrinsic value at the time of grant, is amortized as compensation expense over the vesting period. The value of performance shares, equal to the most probable estimate of the intrinsic value at the time of distribution, is amortized as compensation expense over the vesting period.

Note B — Discontinued Operations

     On May 28, 2004, we completed the sale of our TTS product line, which was included in our former Network Support segment. The final consideration after giving effect to post-closing adjustments was approximately $43.1 million. As a result of this transaction, the TTS product line has been reported as a discontinued operation for all applicable periods.

     The assets disposed of consisted primarily of land, buildings, equipment, inventory, receivables, technology and other assets related to the operation of the TTS product line. A portion of the purchase price ($5 million) was retained by the buyer until customer acceptance was received on a large system order. This hold back was collected in full from the buyer following the close of the second quarter of fiscal 2005. Revenues from the TTS product line were $14.7 million and $26.0 million in the quarter and two quarters ended January 2, 2004, respectively. The TTS product line also had pre-tax operating income of $1.5 million and $2.7 million in the quarter and two quarters ended January 2, 2004, respectively.

     The information set forth in the other Notes to the Consolidated Financial Statements relates to continuing operations unless otherwise specified.

Note C — Business Combinations

Encoda

     On November 3, 2004, we acquired Encoda Systems Holdings, Inc. (“Encoda”), a privately-held, leading global supplier of software solutions and services for the broadcast media industry, with television, radio, cable, satellite and advertising agency customers around the world. Encoda’s end-to-end workflow solutions include traffic and billing and program-scheduling systems, and automation and media asset management solutions that are complementary to our existing automation business. This acquisition has been accounted for under the purchase method of accounting and accordingly, the results of operations of Encoda have been included in the Consolidated Statement of Income and Cash Flows since the date of acquisition. Encoda is a wholly-owned subsidiary and is being operated within our Broadcast Communications segment. The purchase price of $408.3 million, which is subject to post-closing adjustment, is calculated as follows:

(In millions)
Cash consideration paid to former Encoda shareholders and option holders	$196.8
Debt repaid at closing	156.2
Acquisition costs	6.0
Assumed liabilities	51.4
Less cash acquired	(2.1)

$408.3

     The amount of consideration to the former shareholders and option holders of Encoda and debt repaid at closing was paid out of our interest-bearing cash and cash equivalents. The preliminary purchase price allocation of the Encoda acquisition resulted in goodwill of $286.0 million, identifiable intangible assets of $91.0 million and a write-off of in-process research and development in the second quarter of fiscal 2005 of $3.8 million. The identifiable intangible assets include developed technology of $42.5 million, backlog of $31.4 million, customer relationships of $9.7 million and trade names of $7.4 million and are being amortized on a straight-line basis over periods between 7 and 10 years. In the second quarter of fiscal 2005 we also recorded a $4.8 million impairment of capitalized software costs related to a software product that is sold by our Broadcast Communications segment and is being displaced by a product offered by Encoda.

Orkand

     On July 6, 2004, which was the first business day of our 2005 fiscal year, we acquired The Orkand Corporation (“Orkand”), a privately-held, leading provider of technical services and information technology for U.S. Government agencies, including the Department of State, the Department of Labor, the Department of the Interior, the Department of Health and Human Services, the Department of Energy and the U.S. Postal Service. This acquisition has been accounted for under the purchase method of accounting and accordingly, the results of operations of Orkand have been included in the Consolidated Statement of Income and Cash Flows since the date of acquisition. The Orkand business is being operated within our Government Communications Systems segment. The purchase price of $81.1 million, after giving effect to post-closing adjustments, is calculated as follows:

(In millions)
Cash consideration paid to former Orkand shareholders and option holders	$67.3
Acquisition costs	0.2
Assumed liabilities	14.0
Less cash acquired	(0.4)

$81.1

     The amount of consideration to the former shareholders and option holders of Orkand was paid out of our interest-bearing cash and cash equivalents. The Orkand acquisition resulted in goodwill of $49.7 million and identifiable intangible assets of $9.2 million. The identifiable intangible assets include customer relationships of $8.3 million and non-competition agreements of $0.9 million and are being amortized on a straight-line basis over periods of 10 and 5 years, respectively.

Pro Forma Results

     The following summary, prepared on a pro forma basis, presents unaudited consolidated results of operations as if Orkand and Encoda had been acquired as of the beginning of the periods presented, after including the impact of adjustments such as: amortization of intangibles, decreased interest income from the use of cash and cash equivalents and the related income tax effects. This pro forma presentation does not include any impact of acquisition synergies.

	Quarter Ended		Two Quarters Ended
	December 31,	January 2,	December 31,	January 2,
	2004	2004	2004	2004
	(In millions, except per share amounts)
Revenue from product sales and services – as reported	$737.2	$593.9	$1,406.6	$1,141.8
Revenue from product sales and services – pro forma	$751.5	$645.3	$1,455.2	$1,242.5

Net income – as reported	$45.1	$33.1	$85.2	$59.1
Net income – pro forma	$45.9	$34.9	$88.1	$63.0

Net income per diluted common share – as reported	$.65	$.48	$1.23	$.87
Net income per diluted common share – pro forma	$.66	$.51	$1.27	$.93

     The pro forma results are not necessarily indicative of our results of operations had we owned Orkand and Encoda for the entire periods presented.

Note D – Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

     Comprehensive income for the quarters ended December 31, 2004 and January 2, 2004, which includes net income, was $56.8 million and $38.5 million, respectively. Comprehensive income for the two quarters ended December 31, 2004 and January 2, 2004, which includes net income, was $103.1 million and $63.1 million, respectively.

     The components of accumulated other comprehensive income (loss), net of related tax, at December 31, 2004 and July 2, 2004 are as follows:

	December 31,	July 2,
	2004	2004
	(In millions)
Net unrealized gain (loss) on securities available-for-sale	$1.0	$(0.7)
Foreign currency translation adjustments	8.8	(6.1)
Net unrealized loss on hedging activity	(0.7)	(2.0)

	$9.1	$(8.8)

     Total comprehensive income, which is net of related tax, for the quarter and two quarters ended December 31, 2004 and January 2, 2004 was comprised of the following:

	Quarter Ended		Two Quarters Ended
	December 31,	January 2,	December 31,	January 2,
	2004	2004	2004	2004
	(In millions)
Net income	$45.1	$33.1	$85.2	$59.1
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available-for-sale	2.3	—	1.7	(0.2)
Foreign currency translation	9.2	7.3	14.9	6.1
Net unrealized gain (loss) on hedging derivatives	0.2	(1.9)	1.3	(1.9)

Total comprehensive income	$56.8	$38.5	$103.1	$63.1

Note E – Receivables

     Receivables are summarized below:

	December 31,	July 2,
	2004	2004
	(In millions)
Accounts receivable	$488.8	$456.1
Notes receivable due within one year-net	12.9	14.1

	501.7	470.2
Less allowances for collection losses	(16.7)	(12.7)

	$485.0	$457.5

Note F – Inventories and Unbilled Costs

     Inventories are summarized below:

	December 31,	July 2,
	2004	2004
	(In millions)
Finished products	$46.8	$45.6
Work in process	22.3	22.2
Raw materials and supplies	160.6	153.1

	$229.7	$220.9

     Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $104.5 million at December 31, 2004 and $134.4 million at July 2, 2004.

Note G – Plant and Equipment

     Plant and equipment are summarized below:

	December 31,	July 2,
	2004	2004
	(In millions)
Land	$9.6	$9.6
Buildings	298.9	290.8
Machinery and equipment	643.1	596.2

	951.6	896.6
Less allowances for depreciation	(652.3)	(613.3)

	$299.3	$283.3

     Depreciation expense related to plant and equipment for the quarter and two quarters ended December 31, 2004 was $12.5 million and $24.0 million, respectively. Depreciation expense related to plant and equipment for the quarter and two quarters ended January 2, 2004 was $12.6 million and $25.1 million, respectively.

Note H – Goodwill and Identifiable Intangible Assets

Goodwill

     Changes in the carrying amount of goodwill during the first two quarters of fiscal 2005 by business segment, are as follows:

	Government
	Communications	RF	Microwave	Broadcast
	Systems	Communications	Communications	Communications	Total
	(In millions)
Balance as of July 2, 2004	$76.9	$6.0	$24.5	$115.9	$223.3
Goodwill acquired during the period	49.7	—	—	289.7	339.4
Other (including translation and true-ups of previously estimated purchase price allocations)	(0.3)	—	2.2	2.2	4.1

Balance as of December 31, 2004	$126.3	$6.0	$26.7	$407.8	$566.8

Identifiable Intangible Assets

     We have identifiable intangible assets primarily related to technology acquired through acquisition. The unamortized identifiable intangible assets, which are included in “Identifiable intangible assets” on the Consolidated Balance Sheet, were $106.8 million at December 31, 2004 and $10.1 million at July 2, 2004. Accumulated amortization related to identifiable intangibles was $10.8 million at December 31, 2004 and $7.3 million at July 2, 2004. Our identifiable intangible assets are being amortized over their useful economic lives, which range from 4 years to 17 years. The weighted average useful life of our identifiable intangible assets is 8.2 years. Amortization expense related to identifiable intangible assets for the quarter and two quarters ended December 31, 2004 was $2.8 million and $3.5 million, respectively. Amortization expense related to identifiable intangible assets for the quarter and two quarters ended January 2, 2004 was $0.6 million and $1.2 million, respectively. The estimated amortization expense for the two quarters ending July 1, 2005 is $7.6 million and for the five fiscal years following fiscal 2005 and in total thereafter is: $14.4 million in fiscal 2006, $14.3 million in fiscal 2007, $14.2 million in fiscal 2008, $14.1 million in fiscal 2009, $13.4 million in fiscal 2010, and $28.8 million thereafter.

Note I – Accrued Warranties

     Changes in our warranty liability, which are included as a component of “Other accrued items” on the Consolidated Balance Sheet, during the first two quarters of fiscal 2005 are as follows:

(In millions)
Balance as of July 2, 2004	$18.3
Warranty provision for sales made during the two quarters ended December 31, 2004	6.1
Settlements made during the two quarters ended December 31, 2004	(7.0)
Other adjustments to the warranty liability, including those for foreign currency translation, during the two quarters ended December 31, 2004	0.6

Balance at December 31, 2004	$18.0

     On long-term contract sales in our Government Communications Systems and RF Communications segments, the value or price of our warranty is generally included in the contract and funded by the customer. A provision is built into the estimated program costs when determining the profit rate to accrue when applying the percentage of completion revenue recognition method. Warranty costs, if incurred, are charged to the specific program’s cost and both revenue and cost are recognized at that time. Factors that affect the estimated program cost for warranty include terms of the contract, number of installed units, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim.

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

     Automation software products sold by our Broadcast Communications segment and network management software products sold by our Microwave Communications segment generally carry a 30 to 90 day warranty from the date of acceptance. Our liability under these warranties is to provide either a corrected copy of any portion of the software found not to be in substantial compliance with the agreed upon specifications or a full refund.

     Our software license agreements in our Broadcast Communications segment generally include certain provisions for indemnifying customers against liabilities if our software products infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnification and have not accrued any liabilities related to such obligations in our consolidated financial statements.

Note J – Net Income Per Share

     The computations of diluted net income per share are as follows:

	Quarter Ended		Two Quarters Ended
	December 31,	January 2,	December 31,	January 2,
	2004	2004	2004	2004
	(In millions, except per share amounts)
Net income	$45.1	$33.1	$85.2	$59.1
Impact of convertible debentures	0.9	0.9	1.8	1.8

Net income used in diluted share calculation(A)	$46.0	$34.0	$87.0	$60.9

Basic weighted average shares outstanding	66.5	66.3	66.4	66.3
Impact of dilutive stock options	1.1	0.5	0.9	0.4
Impact of convertible debentures	3.3	3.3	3.3	3.3

Diluted weighted average shares outstanding(B)	70.9	70.1	70.6	70.0

Net income per diluted share(A)/(B)	$.65	$.48	$1.23	$.87

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

     For each $1,000 of debentures surrendered for conversion, a holder will receive 22.0994 shares of our common stock. This represents an initial conversion price of $45.25 per share of our common stock based on the issue price of the debentures. The conversion rate may be adjusted for certain reasons. Based upon satisfaction of the market price trigger as of the end of the calendar quarter ended December 31, 2004, these debentures will be convertible during the first quarter of calendar year 2005 into shares of our common stock.

Note K – Non-Operating Income (Loss)

     The components of non-operating income (loss) are as follows:

	Quarter Ended		Two Quarters Ended
	December 31,	January 2,	December 31,	January 2,
	2004	2004	2004	2004
	(In millions)
Gain (loss) from the sale of securities available-for-sale	$(3.0)	$1.3	$(3.1)	$2.1
Write-downs of investments for other than temporary decreases in market value	—	—	(1.1)	—
Write-down of interest in Teltronics	—	(5.0)	—	(5.0)
Royalty income (expense)	(0.5)	(2.1)	(0.9)	(2.6)
Equity loss	—	—	(0.1)	—
Expenses and fees associated with selected investments and other items	—	(0.2)	—	(0.5)

	$(3.5)	$(6.0)	$(5.2)	$(6.0)

Note L – Business Segments

     We are structured primarily around the markets we serve and operate in four business segments – Government Communications Systems, RF Communications, Microwave Communications and Broadcast Communications. Our Government Communications Systems segment engages in advanced research and develops, designs, produces and provides services for advanced communication and information processing systems, primarily to the U.S. Department of Defense and various other agencies of the U.S. Government. Our RF Communications segment performs advanced research and develops, designs, manufactures and sells secure tactical radio products and provides services related to secure tactical radio products, primarily to the U.S. Department of Defense and various foreign defense agencies. Our Microwave Communications segment designs, manufactures, sells and services microwave radio products and develops, designs, produces, sells and services network management systems, primarily to cellular network providers and private network users. Our Broadcast Communications segment designs, manufactures, sells and services television and radio transmission products; develops, designs, produces, sells and services software solutions for the broadcast media industry related to automation, asset management control and workflow and designs, manufactures, sells and services broadcast networking systems and products, primarily to radio and television broadcasters as well as governmental agencies.

     The accounting policies of our operating segments are the same as those described in the “Significant Accounting Policies” footnote in our Fiscal 2004 Form 10-K. We evaluate each segment’s performance based on its “operating income or loss,” which we define as profit or loss from operations before income taxes excluding interest income and expense, equity income and gains or losses from securities and other investments. Intersegment sales are transferred at cost to the buying division and the sourcing division recognizes a normal profit that is eliminated. The “Corporate eliminations” line item in the tables below represents the elimination of intersegment sales and their related profits.

     Total assets by business segment are summarized below:

	December 31,	July 2,
	2004	2004
	(In millions)
Total Assets
Government Communications Systems	$630.2	$516.9
RF Communications	189.6	190.3
Microwave Communications	339.6	338.9
Broadcast Communications	760.1	360.4
Headquarters	406.0	819.3

	$2,325.5	$2,225.8

     Segment revenue, segment operating income (loss) and a reconciliation of segment operating income (loss) to total income from continuing operations before income taxes follows:

	Quarter Ended		Two Quarters Ended
	December 31,	January 2,	December 31,	January 2,
	2004	2004(2)	2004	2004(2)
	(In millions)
Revenue
Government Communications Systems	$447.3	$341.5	$879.5	$675.9
RF Communications	116.3	105.6	229.6	194.8
Microwave Communications	85.5	83.0	154.9	151.4
Broadcast Communications	98.9	66.4	166.3	124.8
Corporate eliminations	(10.8)	(2.6)	(23.7)	(5.1)

	$737.2	$593.9	$1,406.6	$1,141.8

Income From Continuing Operations Before Income Taxes
Segment Operating Income (Loss):
Government Communications Systems	$53.1	$36.3	$98.2	$68.2
RF Communications	32.4	29.5	63.9	54.5
Microwave Communications	2.6	(1.8)	3.5	(4.1)
Broadcast Communications	1.0	2.6	3.3	3.7
Headquarters expense	(13.6)	(12.4)	(27.4)	(24.9)
Corporate eliminations	(2.7)	(1.7)	(4.4)	(2.3)
Non-operating income (loss)(1)	(3.5)	(6.0)	(5.2)	(6.0)
Net interest	(4.4)	(4.8)	(8.1)	(9.8)

	$64.9	$41.7	$123.8	$79.3

(1)	“Non-operating income (loss)” includes equity income (loss), royalties and related intellectual property expenses, gains and losses from the sale of securities available-for-sale, write-downs of investments and expenses and fees associated with our selected investments and other items. Additional information regarding non-operating income (loss) is set forth in Note K “Non-Operating Income (Loss).”

(2)	Non-operating income (loss) for the quarter and two quarters ended January 2, 2004 includes a $5.0 million pretax write-down of our interest in Teltronics, and a $7.5 million pretax loss and a $6.4 million pretax gain, respectively, in two unrelated patent infringement cases.

Note M – Income Taxes

     The provision for income taxes as a percentage of pretax income increased from 24.0 percent and 27.9 percent in the quarter and two quarters ended January 2, 2004, respectively, to 30.5 percent and 31.2 percent in the quarter and two quarters ended December 31, 2004, respectively. The increase in the rate is primarily due to the settlement of a foreign tax audit in the second quarter of fiscal 2004 that resulted in an income tax benefit of $3.3 million. In the quarter and two quarters ended December 31, 2004, the rate was affected by a $3.5 million reduction in taxes primarily due to the resolution of certain tax issues for which liabilities had previously been established as well as a $3.8 million non-deductible write-off of in-process research and development related to our Encoda acquisition. Both fiscal 2004 and first half of fiscal 2005 tax rates were lower than the federal and state statutory rate and benefited from the impact of export sales and the use of state, local and foreign income tax loss carryforwards.

     In October 2004, the American Jobs Creation Act of 2004 was signed into law. The Act includes a one year reduced tax rate on repatriation of foreign earnings and a phased-in tax deduction provided for qualifying domestic production activities. We are currently evaluating the impact of the Act. Without additional clarifying regulations, however, we are able neither to complete the evaluation nor to determine any potential income tax effects including the potential range of income tax effects as a result of the Act’s repatriation provision. We expect to complete our evaluation by the end of our 2005 fiscal year.

Note N – Contingencies

     On July 29, 2002, we received a demand letter from Bourdex Telecommunications Limited (“Bourdex”), a Nigerian-based customer for a product of our former analog base station business and related services, alleging (i) breach of contract, and (ii) deceit based upon misrepresentation. In accordance with the contract, we submitted an arbitration request pursuant to the International Chamber of Commerce’s Procedural Rules asking for a determination that we fully complied with the contract and that we owed no further duty to Bourdex. In January 2003, Bourdex restated its demand at $22.3 million. The arbitration hearing took place beginning in March 2004 and concluded in July 2004. Based on that hearing, the parties received a decision from the arbitration panel in January 2005 indicating we breached a duty to Bourdex based on a special relationship that developed between the parties. According to the decision, other issues still need to be considered, subject to further pleadings on the subject of appropriate remedies, if any. We intend to continue the vigorous defense of this claim and consider appropriate appellate relief. We believe that the potential losses related to this case range from no liability to the amount of Bourdex’s demand. We have not accrued any liability for this item as of December 31, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Harris Corporation

     We have reviewed the consolidated balance sheet of Harris Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of income for the quarter and two quarters ended December 31, 2004, and the consolidated statements of cash flows for the two quarters ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management.

     We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Harris Corporation and subsidiaries as of July 2, 2004, and the related consolidated statements of income, cash flows, and comprehensive income and shareholders’ equity for the year then ended, not presented herein, and in our report dated July 27, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of July 2, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Orlando, Florida
January 20, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

     The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand Harris. MD&A is provided as a supplement to, should be read in conjunction with and is qualified in its entirety by reference to, our Consolidated Financial Statements and related Notes to Consolidated Financial Statements (“Notes”) appearing elsewhere in this report. In addition, reference should be made to our audited Consolidated Financial Statements and related Notes thereto and related MD&A included in our Fiscal 2004 Form 10-K. Except for the historical information contained herein, the discussions in the MD&A contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under “Forward-Looking Statements and Factors that May Affect Future Results.”

     The following is a list of the sections of the MD&A contained in this report, together with our perspective on the contents of these sections of MD&A, which we hope will make reading these pages more productive.

•	Operations Review – an analysis of our consolidated results of operations and of the results in each of our four operating segments, to the extent the operating segment results are material to an understanding of our business as a whole, for the periods presented in our Consolidated Financial Statements, in-process research and development, discontinued operations and our outlook.

•	Liquidity and Capital Resources – an analysis of cash flows, common stock repurchases, dividend policy, capital structure and resources, off-balance sheet arrangements, commercial commitments and contractual obligations.

•	Application of Critical Accounting Policies – a discussion of accounting policies that require critical judgments and estimates, and of accounting pronouncements that have been issued but not yet implemented by us and their potential impact.

•	Forward-Looking Statements and Factors that May Affect Future Results – cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.

OPERATIONS REVIEW

Highlights

     Operations highlights for the second quarter of fiscal 2005 include:

•	Income from continuing operations increased 42.3 percent from $31.7 million, or $.46 per diluted share, in the second quarter of fiscal 2004 to $45.1 million, or $.65 per diluted share;

•	Revenues increased 24.1 percent from $593.9 million in the second quarter of fiscal 2004 to $737.2 million;

•	Government Communications Systems segment achieved revenue and operating income growth of 31.0 percent and 46.3 percent, respectively, compared to the second quarter of fiscal 2004;

•	RF Communications segment achieved revenue and operating income growth of 10.1 percent and 9.8 percent, respectively, compared to the second quarter of fiscal 2004, and segment operating income as a percentage of revenue remained strong at 27.9 percent;

•	Broadcast Communications segment experienced revenue growth of 48.9 percent, compared to the second quarter of fiscal 2004, and had operating income of $1.0 million;

•	Broadcast Communications segment acquired Encoda, a privately-held, leading provider of software solutions and services for the broadcast media industry, for approximately $353.0 million in cash. The segment’s results included $8.6 million of costs associated with the acquisition and approximately 2 months of Encoda’s results; and

•	Microwave Communications segment experienced revenue growth of 3.0 percent compared to the second quarter of fiscal 2004 and had operating income of $2.6 million.

Revenue and Income From Continuing Operations

	Quarter Ended			Two Quarters Ended
	December 31,	January 2,	%	December 31,	January 2,	%
	2004	2004	Inc / (Dec)	2004	2004	Inc / (Dec)
	(In millions, except per share amounts)
Revenue	$737.2	$593.9	24.1%	$1,406.6	$1,141.8	23.2%
Income from continuing operations	$45.1	$31.7	42.3%	$85.2	$57.2	49.0%
% of revenue	6.1%	5.3%		6.1%	5.0%
Income from continuing operations per diluted common share	$.65	$.46	41.3%	$1.23	$.84	46.4%

     Second Quarter 2005 Compared With Second Quarter 2004: Our revenue for the quarter ended December 31, 2004 was $737.2 million, an increase of 24.1 percent compared to the prior-year’s comparable period. Revenues increased in the second quarter of fiscal 2005 both year-over-year and from the first quarter of fiscal 2005 in all four of our business segments. The Broadcast Communications segment benefited from the acquisition of Encoda, and our Government Communications Systems segment benefited from the acquisition of Orkand. Our organic revenue growth (growth other than that attributable to the Encoda and Orkand acquisitions) was approximately 17 percent in the second quarter of fiscal 2005 when compared to the prior-year’s comparable period and all four of our segments had organic revenue growth.

     Income from continuing operations for the quarter ended December 31, 2004 was $45.1 million, or $.65 per diluted share, compared to $31.7 million, or $.46 per diluted share, in the quarter ended January 2, 2004. The increase in income from continuing operations in the second quarter of fiscal 2005 when compared to the second quarter of fiscal 2004 primarily resulted from increased operating income in our Government Communications Systems segment, which increased 46.3 percent. Our RF Communications segment’s operating income grew 9.8 percent compared to the second quarter of fiscal 2004. Performance in our Broadcast Communications segment and Microwave Communication segment continued to improve reflecting our focus on cost reductions and operating efficiencies. Our Microwave Communications segment generated operating income of $2.6 million in the second quarter of fiscal 2005 compared to an operating loss of $1.8 million in the second quarter of fiscal 2004. The Broadcast Communications segment’s operating income decreased to $1.0 million in the second quarter of fiscal 2005 compared to $2.6 million in the second quarter of fiscal 2004. The Broadcast Communications segment’s results include the impact of the Encoda acquisition, including $8.6 million of acquisition-related costs. Headquarters expense and corporate eliminations increased $2.2 million in the second quarter of fiscal 2005 when compared to the prior-year’s comparable period. Also, we had a non-operating loss of $3.5 million in the second quarter of fiscal 2005 compared to a non-operating loss of $6.0 million in the second quarter of fiscal 2004.

     First Two Quarters 2005 Compared With First Two Quarters 2004: Our revenue for the two quarters ended December 31, 2004 was $1,406.6 million, an increase of 23.2 percent compared to the prior-year first two quarters. Revenues increased in all four of our business segments with the greatest percentage increases in our Broadcast Communications and Government Communications Systems segments. These increases resulted in part from the acquisitions of Encoda in our Broadcast Communications segment and Orkand in our Government Communications Systems segment. Our organic revenue growth was approximately 18 percent in the first two quarters of fiscal 2005 when compared to the prior-year’s comparable period and all four of our segments had organic revenue growth for the period.

     Income from continuing operations for the two quarters ended December 31, 2004 was $85.2 million, or $1.23 per diluted share, compared to $57.2 million, or $.84 per diluted share, in the two quarters ended January 2, 2004. The increase in income from continuing operations in the first two quarters of fiscal 2005 when compared to the first two quarters of fiscal 2004 primarily resulted from increased operating income in our Government Communications Systems segment, which increased 44.0 percent. Our RF Communications segment’s operating income increased 17.2 percent during the first two quarters of fiscal 2005 when compared to the prior-year’s comparable period. Our Microwave Communications segment generated operating income of $3.5 million in the first two quarters of fiscal 2005 compared to an operating loss of $4.1 million in the first two quarters of fiscal 2004. The Broadcast Communications segment experienced a decrease in operating income to $3.3 million in the first two quarters of fiscal 2005 compared with $3.7 million in the first two quarters of fiscal 2004. The Broadcast Communications segment’s results include the impact of the Encoda acquisition, including $8.6 million of acquisition-related costs. Headquarters expense and corporate eliminations increased $4.6 million in the first two quarters of fiscal 2005 when compared to the prior-year’s comparable period. Also, we had a non-operating loss of $5.2 million in the first two quarters of fiscal 2005 compared to a non-operating loss of $6.0 million in the first two quarters of fiscal 2004.

Gross Margin

	Quarter Ended			Two Quarters Ended
	December 31,	January 2,	%	December 31,	January 2,	%
	2004	2004	Inc / (Dec)	2004	2004	Inc / (Dec)
	(In millions)
Revenue	$737.2	$593.9	24.1%	$1,406.6	$1,141.8	23.2%
Cost of product sales and services	(540.2)	(440.4)	22.7%	(1,044.3)	(854.1)	22.3%
Gross margin	$197.0	$153.5	28.3%	$362.3	$287.7	25.9%
% of revenue	26.7%	25.8%		25.8%	25.2%

     Second Quarter 2005 Compared With Second Quarter 2004: Our gross margin (revenue less cost of product sales and services) as a percentage of revenue was 26.7 percent in the second quarter of fiscal 2005 compared to 25.8 percent in the second quarter of fiscal 2004. The increase in gross margin as a percentage of revenue is primarily due to the acquisition of Encoda in the second quarter of fiscal 2005 and improved gross margins in our Microwave Communications and Government Communications Systems segments. Encoda, which is included in the results of our Broadcast Communications segment, sells software solution products and services that carry higher gross margins than most of our other products and services. The improved gross margin in our Microwave Communications segment resulted from increased shipments of our low cost TRuepointTM 5000 radios targeted mainly at international markets and manufacturing efficiencies related to cost reductions. The Government Communications Systems segment’s gross margin improved due to excellent program execution and benefited by $5.7 million as a result of the final settlement of its fiscal 2001 overhead rates for government programs that resulted in a more favorable result than was previously estimated and reflected in the segment’s reserve position.

     The gross margin improvements as a percentage of revenue noted above were partially offset by a $4.8 million impairment of capitalized software related to our Broadcast Communications segment’s Digital Ingest software product, which is being displaced by an Encoda product. Also, gross margins were negatively affected by a larger mix of sales from our Government Communications Systems segment, which carries a lower gross margin than our other segments.

     First Two Quarters 2005 Compared With First Two Quarters 2004: Our gross margin as a percentage of revenue was 25.8 percent in the first two quarters of fiscal 2005 compared to 25.2 percent in the first two quarters of fiscal 2004. The increase in gross margin as a percentage of revenue is primarily due to improved gross margin in our Microwave Communications segment, the acquisition of Encoda in the second quarter of fiscal 2005, and improved gross margin in our Government Communications Systems segment. The reasons for improved gross margin related to our Microwave Communications segment and Encoda acquisition are discussed above. The Government Communications Systems segment gross margin improved during the first two quarters of fiscal 2005 when compared to the prior-year’s comparable period due to excellent program execution and benefited by $7.7 million as a result of the final settlement of its fiscal 2001 overhead rates for government programs, as well as the successful termination settlement on the cancelled Comanche program in the first quarter of fiscal 2005.

     The gross margin improvements as a percentage of revenue in the first two quarters of fiscal 2005 were partially offset by the $4.8 million impairment of capitalized software related to our Digital Ingest software product as noted above and a larger mix of sales from our Government Communications segment, which carries a lower gross margin than our other segments.

Engineering, Selling and Administrative Expenses

	Quarter Ended			Two Quarters Ended
	December 31,	January 2,	%	December 31,	January 2,	%
	2004	2004	Inc / (Dec)	2004	2004	Inc / (Dec)
	(In millions)
Engineering, selling and administrative expenses	$124.2	$101.0	23.0%	$225.2	$192.6	16.9%
% of revenue	16.8%	17.0%		16.0%	16.9%

     Second Quarter 2005 Compared With Second Quarter 2004: Our engineering, selling and administrative expenses increased from $101.0 million in the second quarter of fiscal 2004 to $124.2 million in the second quarter of fiscal 2005. As a percentage of revenue, these expenses decreased from 17.0 percent in the second quarter of fiscal 2004 to 16.8 percent in the second quarter of fiscal 2005.

     The increase in engineering, selling and administrative expenses is primarily due to expenses associated with the acquisition of Encoda including a $3.8 million write-off of in-process research and development. Encoda sells software and solution products and services that require a larger investment in research and development than most of our other products. Additionally, our Government Communications Systems and RF Communications segments had a higher level of research and development product costs. The rate of increase in revenue, however, outpaced the rate of increase in engineering, selling and administrative expenses primarily due to our cost containment practices.

     Headquarters expense, which is included in engineering, selling and administration expenses, increased $1.2 million in the second quarter of fiscal 2005 when compared to the second quarter of fiscal 2004 mostly due to expenses associated with our compensation plans, which increased as a result of increases in our profit outlook and the trading price of our common stock.

     First Two Quarters 2005 Compared With First Two Quarters 2004: Our engineering, selling and administrative expenses increased from $192.6 million in the first two quarters of fiscal 2004 to $225.2 million in the first two quarters of fiscal 2005. As a percentage of revenue, these expenses decreased from 16.9 percent in the first two quarters of fiscal 2004 to 16.0 percent in the first two quarters of fiscal 2005. The increase in revenue outpaced the increase in engineering, selling and administrative expenses primarily due to the impact of our cost containment practices.

     Headquarters expense, which is included in engineering, selling and administration expenses, increased $2.5 million in the first two quarters of fiscal 2005 when compared to the prior-year’s comparable period due the same reasons as noted above for the second quarter of fiscal 2005.

Non-Operating Income (Loss)

	Quarter Ended			Two Quarters Ended
	December 31,	January 2,	%	December 31,	January 2,	%
	2004	2004	Inc / (Dec)	2004	2004	Inc / (Dec)
	(In millions)
Non-operating income (loss)	$(3.5)	$(6.0)	(41.7)%	$(5.2)	$(6.0)	(13.3)%

     Second Quarter 2005 Compared With Second Quarter 2004: Our non-operating loss was $3.5 million during the quarter ended December 31, 2004, compared to a non-operating loss of $6.0 million in the quarter ended January 2, 2004. Most of the change between the second quarter of fiscal 2005 and the second quarter of fiscal 2004 was due to a $5.0 million write-down of our interest in Teltronics, Inc. in the second quarter of fiscal 2004. This was partially offset by the difference in gain (loss) on the sale of securities available-for-sale. In the second quarter of fiscal 2005 we had a loss on the sale of securities available-for-sale of $3.0 million which is primarily due to the sale of our investment in Barclay’s Global Investors S&P 500 Fund, compared to a $1.3 million gain on securities available-for-sale in the second quarter of fiscal 2004 primarily due to the sale of Intersil common stock. Also, we had $1.6 million less expense related to royalty activity in the second quarter of fiscal 2005 when compared to the prior-year’s comparable period.

     First Two Quarters 2005 Compared With First Two Quarters 2004: Our non-operating loss was $5.2 million for the two quarters ended December 31, 2004, compared to a non-operating loss of $6.0 million for the two quarters ended January 2, 2004. Most of the change between the first two quarters of fiscal 2005 and the prior-year’s comparable period was due to a $5.0 million write-down of our interest in Teltronics, Inc. in the second quarter of fiscal 2004. This was partially offset by the difference in gain (loss) on the sale of securities available-for-sale. In the first two quarters of fiscal 2005 we had a loss on the sale of securities available-for-sale of $3.1 million as well as the recognition of a $1.1 million other-than-temporary impairment in an investment, which compares to a $2.1 million gain on securities available-for-sale in the first two quarters of fiscal 2004. Also, we had $1.7 million less expense related to royalty activity in the first two quarters of fiscal 2005 when compared to the prior-year’s comparable period.

Interest Income and Interest Expense

	Quarter Ended			Two Quarters Ended
	December 31,	January 2,	%	December 31,	January 2,	%
	2004	2004	Inc / (Dec)	2004	2004	Inc / (Dec)
	(In millions)
Interest income	$1.6	$1.5	6.7%	$3.9	$2.8	39.3%
Interest expense	(6.0)	(6.3)	(4.8)%	(12.0)	(12.6)	(4.8)%

     Second Quarter 2005 Compared With Second Quarter 2004: Our interest income was relatively unchanged from $1.5 million in the second quarter of fiscal 2004 to $1.6 million in the second quarter of fiscal 2005. Higher rates of interest earned on our cash and cash equivalents were largely offset by lower cash balances caused by the acquisitions for cash of Encoda and Orkand. Our interest expense decreased from $6.3 million in the quarter ended January 2, 2004 to $6.0 million in the quarter ended December 31, 2004 due to lower short-term debt balances.

     First Two Quarters 2005 Compared With First Two Quarters 2004: Our interest income increased from $2.8 million in the first two quarters of fiscal 2004 to $3.9 million in the first two quarters of fiscal 2005. Higher rates of interest earned on our cash and cash equivalents were partially offset by lower cash balances as a result of the acquisitions for cash of Encoda and Orkand. Our interest expense decreased from $12.6 million in the two quarters ended January 2, 2004 to $12.0 million in the two quarters ended December 31, 2004 due to lower short-term debt balances.

Income Taxes

	Quarter Ended			Two Quarters Ended
	December 31,	January 2,	%	December 31,	January 2,	%
	2004	2004	Inc / (Dec)	2004	2004	Inc / (Dec)
	(In millions)
Income taxes	$(19.8)	$(10.0)	98.0%	$(38.6)	$(22.1)	74.7%
Effective tax rate	30.5%	24.0%		31.2%	27.9%

     Second Quarter 2005 Compared With Second Quarter 2004: Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 24.0 percent in the second quarter of fiscal 2004 compared to 30.5 percent in the second quarter of fiscal 2005. The increase in the rate is primarily due to the settlement of a foreign tax audit in the second quarter of fiscal 2004 that resulted in an income tax benefit of $3.3 million. In addition, in the second quarter of fiscal 2005 the rate was affected by a $3.5 million reduction in taxes primarily due to the resolution of certain tax issues for which liabilities had previously been established, as well as a $3.8 million non-deductible write-off of in-process research and development related to our Encoda acquisition. We adjusted our effective tax rate from 32.0 percent in the first quarter of fiscal 2005 to 33.0 percent in the second quarter of fiscal 2005. This increase was due to the improvement in our fiscal 2005 earnings outlook. We expect the effective tax rate to remain at 33.0 percent in the third and fourth quarters of fiscal 2005. Both fiscal 2005 and fiscal 2004 tax rates were lower than the federal and state statutory rates and benefited from the impact of export sales and the use of state, local and foreign income tax loss carryforwards.

     First Two Quarters 2005 Compared With First Two Quarters 2004: Our effective tax rate was 27.9 percent for the two quarters ended January 2, 2004 compared to 31.2 percent for the two quarters ended December 31, 2004. The increase in the rate is primarily due to the items noted above for the increase from the second quarter of fiscal 2004 to the second quarter of fiscal 2005. Both fiscal 2005 and fiscal 2004 tax rates were lower than the federal and state statutory rates and benefited from the impact of export sales and the use of state, local and foreign income tax loss carryforwards.

Discussion of Business Segments

Government Communications Systems Segment

	Quarter Ended			Two Quarters Ended
	December 31,	January 2,	%	December 31,	January 2,	%
	2004	2004	Inc / (Dec)	2004	2004	Inc / (Dec)
	(In millions)
Revenue	$447.3	$341.5	31.0%	$879.5	$675.9	30.1%
Segment operating income	53.1	36.3	46.3%	98.2	68.2	44.0%
% of revenue	11.9%	10.6%		11.2%	10.1%

     Second Quarter 2005 Compared With Second Quarter 2004: Government Communications Systems segment revenue increased 31.0 percent and operating income increased 46.3 percent from the second quarter of fiscal 2004 to the second quarter of fiscal 2005. Results benefited from $5.7 million of income associated with the final settlement of fiscal 2001 overhead rates for government programs. Revenue growth was driven by programs across a broad spectrum of government markets, including the FAA Telecommunications Infrastructure (“FTI”) program, the Iraqi Media Network (“IMN”) program, the Patriot program for the U.S. National Reconnaissance Office (“NRO”) and the acquisition of Orkand. Revenue growth also was driven by recent program wins including a number of classified programs, the Advanced Extremely High Frequency (“AEHF”) terminals program for the U.S. Navy, the MAF/Tiger database modernization program for the U.S. Census Bureau and the U.S. Army’s Aerial Common Sensor (“ACS”) program.

     Government Communications Systems segment gross margin as a percentage of revenue improved during the second quarter of fiscal 2005 when compared to the prior-year’s comparable period due to excellent program execution and benefited by $5.7 million as a result of the final settlement of its fiscal 2001 overhead rates for government programs that resulted in a more favorable result than was previously estimated and reflected in the segment’s reserve position. Engineering, selling and administrative expenses increased in our Government Communications Systems segment in the second quarter of fiscal 2005 when compared to the prior-year’s comparable period to support significant growth in this business and included a higher level of research and development activities. The rate of increase in revenue in this segment, however, exceeded the rate of increase in engineering, selling and administrative expenses.

     New programs won during the second quarter of fiscal 2005 included a contract with a potential value of $175 million over 9 years from the Defense Information Systems Agency to provide system maintenance and engineering for the agency’s Crisis Management System. During the second quarter of fiscal 2005, we also won a 3-year, $80 million program award from the National Security Agency for software development and integration, and a $37 million, 3-year contract to provide large unfurlable spaceborne antennas for the Mobile User Objective System, a narrowband tactical satellite communications system for U.S. warfighters. In addition, we won a 2-year contract with Boeing Satellite Systems to provide primary spot-beam communications antennas for the next three DIRECTV® satellites being built by Boeing.

     Following the close of the second quarter of fiscal 2005, we received a $22 million, 3-month extension contract to provide equipment and integration services for the IMN program.

     First Two Quarters 2005 Compared With First Two Quarters 2004: Government Communications Systems segment revenue increased 30.1 percent and operating income increased 44.0 percent from the first two quarters of fiscal 2004 to the first two quarters of fiscal 2005 for the same reasons as noted above for the increase in revenue and operating income for the second quarter of fiscal 2005 when compared to the second quarter of fiscal 2004.

     Government Communications Systems segment gross margin improved during the first two quarters of fiscal 2005, when compared to the prior-year’s comparable period due to excellent program execution and benefited by $7.7 million as a result of the final settlement of its fiscal 2001 overhead rates on government programs as well as the successful termination settlement on the cancelled Comanche program in the first quarter of fiscal 2005. Engineering, selling and administrative expenses increased in our Government Communications Systems segment in the first two quarters of fiscal 2005 when compared to the prior-year’s comparable period due to the reasons noted above for the increase during the second quarter of fiscal 2005.

     In addition to the second quarter of fiscal 2005 events noted above, we had the following activities during the first quarter of fiscal 2005:

•	We acquired Orkand, a privately-held, leading provider of technical services and information technology for U.S. Government agencies, including the Department of State, the Department of Labor, the Department of the Interior, the Department of Health and Human Services, the Department of Energy and the U.S. Postal Service. The amount of consideration to the former shareholders and option holders of Orkand was $67.3 million and was paid out of interest-bearing cash and cash equivalents. The Orkand acquisition resulted in goodwill of $49.7 million and identifiable intangible assets of $9.2 million. The identifiable intangible assets are being amortized on a straight-line basis over periods of 10 and 5 years, respectively. Orkand sales for the twelve months ended June 2004 were approximately $84 million. For further information, see Note C – Business Combinations in the Notes to Consolidated Financial Statements included elsewhere herein.

•	We were selected by the NRO for a potential $1 billion, 10-year contract (Patriot program) to provide operations, maintenance and support services for the agency’s global communications and information systems. We were also selected for a $10 million, 1-year design and analysis phase of the Electronic Record Archives program by the U.S. National Archives and Records Administration, a new customer. We are leading one of two teams competing for this 8-year contract with a potential value of $400 million.

•	We were also awarded contracts on two next-generation aerial surveillance platforms – the Battle Management Command and Control portion for the U.S. Air Force E-10A aircraft, and the U.S. Army’s ACS aircraft. As part of the ACS program, we were awarded a $75 million, 3-year, communications integration contract with a potential value of $500 million over 20 years.

•	In September 2004, we were awarded a $275 million contract by the Federal Aviation Administration to add mission support services into the FTI program scope. Total estimated value of the FTI program for Harris is now $2.2 billion through 2017.

RF Communications Segment

	Quarter Ended			Two Quarters Ended
	December 31,	January 2,	%	December 31,	January 2,	%
	2004	2004	Inc / (Dec)	2004	2004	Inc / (Dec)
	(In millions)
Revenue	$116.3	$105.6	10.1%	$229.6	$194.8	17.9%
Segment operating income	32.4	29.5	9.8%	63.9	54.5	17.2%
% of revenue	27.9%	27.9%		27.8%	28.0%

     Second Quarter 2005 Compared With Second Quarter 2004: RF Communications segment revenue increased 10.1 percent and operating income increased 9.8 percent from the second quarter of fiscal 2004 to the second quarter of fiscal 2005. Operating income as a percentage of revenue remained strong at 27.9 percent. Orders during the second quarter of fiscal 2005 increased significantly and were greater than sales. Sales and operating income growth continued to be driven by requirements for Harris Falcon II® tactical radios supporting troop deployments in Iraq and other theaters of operation, by communications modernization programs for U.S. armed forces and by long-term standardization initiatives in the U.K. and other allied nations.

     Our RF Communications segment had relatively flat gross margins as a percentage of revenue in the second quarter of fiscal 2005 when compared to the prior-year’s comparable period. Engineering, selling and administrative expenses were also flat in our RF Communications segment in the second quarter of fiscal 2005 when compared to the prior-year’s comparable period. The decrease in this segment’s expenses from the high amount of Joint Tactical Radio Systems program proposal costs in the prior-year’s comparable period was offset by higher research and development costs related to the development of this segment’s Falcon III product and expenses needed to support the revenue growth in this business.

     In late December 2004, the U.S. Army awarded us radio and service contracts valued at more than $30 million for Falcon II radios. The contracts include AN/PRC-150(C) radios in manpack and vehicular configurations to support operations in Iraq and Afghanistan and the U.S. Army’s Modularity program. Earlier in the second quarter of fiscal 2005, the U.S. Army also awarded us a contract valued at more than $30 million for AN/PRC-117F multiband, multimission radios. The radios use our advanced software-defined radio technology to provide battle-proven embedded communications security, satellite communications, and electronic counter-countermeasure capabilities. Additional orders in the second quarter of fiscal 2005 included Falcon II radios for the U.S. Navy and for allied military forces in the Philippines, Algeria, and Uganda.

     The RF Communications segment’s opportunity pipeline is expanding. In the domestic market, the anticipated supplemental U.S. defense budget is expected to provide immediate additional radio funding for the U.S. Army’s Modularity program, as well as requirements for the U.S. Marine Corps, Army Reserve and National Guard. In international markets, we are anticipating the large order from Pakistan mentioned below, and new orders from the United Kingdom, Algeria, the Philippines and other allied nations.

     First Two Quarters 2005 Compared With First Two Quarters 2004: RF Communications segment revenue increased 17.9 percent and operating income increased 17.2 percent from the first two quarters of fiscal 2004 to the first two quarters of fiscal 2005. Sales and operating income growth during the first two quarters of fiscal 2005 was driven by the same reasons noted above for the second quarter of fiscal 2005. Orders during the first two quarters of fiscal 2005 increased 16 percent over the prior-year’s comparable period.

     Our RF Communications segment had relatively flat gross margins as a percentage of revenue in the first two quarters of fiscal 2005 when compared to the prior-year’s comparable period. Engineering, selling and administrative expenses increased in the RF Communications segment to support revenue growth and included a higher level of selling and marketing and increased spending on the development of our Falcon III radio. The increase in revenue, however, outpaced the increase in engineering, selling and administrative expenses.

     In addition to the second quarter of fiscal 2005 events noted above, we had the following activities during the first quarter of fiscal 2005:

•	A Boeing-led team that includes our RF Communications segment was awarded a $54.6 million contract for the Joint Tactical Radio System-Airborne, Maritime/Fixed-Station program for the U.S. Department of Defense. The initial 15-month contract is for pre-system development and demonstrations. Total value to the winning team is expected to be more than $2 billion. Other significant orders in the first quarter of fiscal 2005 included Falcon II radios for the U.S. Army and U.S. Army Reserve, and for Denmark, Estonia, Sweden, Azerbaijan and new customers in several African nations.

•	The U.S. Department of Defense announced that it had agreed to sell our Falcon II radios to Pakistan, through its Foreign Military Sales program to help improve Pakistan’s ability to gather intelligence and improve security along its borders. Following final approval by the Pakistani government, we expect to receive an order with a total value of approximately $65 million.

Microwave Communications Segment

	Quarter Ended			Two Quarters Ended
	December 31,	January 2,	%	December 31,	January 2,	%
	2004	2004	Inc / (Dec)	2004	2004	Inc / (Dec)
	(In millions)
Revenue	$85.5	$83.0	3.0%	$154.9	$151.4	2.3%
Segment operating income (loss)	2.6	(1.8)	*	3.5	(4.1)	*
% of revenue	3.0%	(2.2)%		2.3%	(2.7)%

* Not meaningful

     Second Quarter 2005 Compared With Second Quarter 2004: Microwave Communications segment revenue increased 3.0 percent from the second quarter of fiscal 2004 to the second quarter of fiscal 2005. This segment had operating income of $2.6 million in the second quarter of fiscal 2005 compared to an operating loss of $1.8 million in the second quarter of fiscal 2004. This segment is benefiting from the rollout of its TRuepoint product as sales of TRuepoint continued to increase over the preceding quarters. Year-to-date orders for TRuepoint totaled $17 million and we expect TRuepoint sales of $30 million in fiscal 2005.

     Gross margin in our Microwave Communications segment improved in the second quarter of fiscal 2005 when compared to the prior-year’s comparable period due to increased shipments of our low cost TRuepoint 5000 radios, a new family of microwave radios targeted mainly at international markets, and manufacturing efficiencies related to cost reductions. Engineering, selling and administrative expenses increased in our Microwave Communications segment in the second quarter of fiscal 2005 when compared to the prior-year’s comparable period primarily as a result of higher compensation expenses.

     The rollout of TRuepoint remained on schedule. Milestones in the second quarter of fiscal 2005 quarter included the release of additional products in the 13 and 15 GHz frequency bands and the relocation of production from Montreal to our microwave manufacturing facility in San Antonio, Texas.

     Orders during the second quarter of fiscal 2005 included microwave systems for international customers in Nigeria, Eastern Europe, Latin America, China, and Asia. In North America, growth continued to be driven by the availability of homeland security funding for upgrading private networks. Orders included contracts with wireless service providers and contracts from the City of Tucson, a state emergency crisis management network in the Northeast and Pacific Corporation.

     First Two Quarters 2005 Compared With First Two Quarters 2004: Microwave Communications segment revenue increased 2.3 percent from the first two quarters of fiscal 2004 to the first two quarters of fiscal 2005. This segment had operating income of $3.5 million in the first two quarters of fiscal 2005 compared to an operating loss of $4.1 million in the first two quarters of fiscal 2004. This segment is benefiting from the rollout of its TRuepoint products as noted above.

     Gross margin in our Microwave Communications segment improved in the first two quarters of fiscal 2005 when compared to the prior-year’s comparable period due to the same reasons as noted above for the second quarter of fiscal 2005. Engineering, selling and administrative expenses were flat in our Microwave Communications segment in the first two quarters of fiscal 2005 when compared to the prior-year’s comparable period. The decrease in the Microwave Communications segment’s engineering, selling and administrative expenses as a result of prior-year cost reduction actions was offset by higher compensation expenses.

Broadcast Communications Segment

	Quarter Ended			Two Quarters Ended
	December 31,	January 2,	%	December 31,	January 2,	%
	2004	2004	Inc / (Dec)	2004	2004	Inc / (Dec)
	(In millions)
Revenue	$98.9	$66.4	48.9%	$166.3	$124.8	33.3%
Segment operating income	1.0	2.6	(61.5)%	3.3	3.7	(10.8)%
% of revenue	1.0%	3.9%		2.0%	3.0%

     Second Quarter 2005 Compared With Second Quarter 2004: Broadcast Communications segment revenue increased 48.9 percent from the second quarter of fiscal 2004 to the second quarter of fiscal 2005, and operating income decreased from $2.6 million in the second quarter of fiscal 2004 to $1.0 million in the second quarter of fiscal 2005. This segment’s results reflect the impact from the acquisition of Encoda, including $8.6 million in acquisition-related costs and approximately two months of Encoda’s results in the second quarter of fiscal 2005. During these two months Encoda had $21 million of revenue and $3.7 million of operating income. This segment achieved double-digit organic revenue growth in the second quarter of fiscal 2005 when compared to the prior-year’s comparable period. Revenue improved for this segment’s television transmission products, radio transmission products, software systems and networking and government solution products and services. More specifically, sales growth drivers included HD Radio™ equipment, domestic and international analog TV equipment, and studio and networking equipment for the Iraqi Media Network.

     On November 3, 2004, we acquired Encoda, a leading global supplier of software solutions and services for the broadcast media industry, including television, radio, cable, satellite and advertising agency customers around the world. Encoda’s end-to-end workflow solutions include traffic and billing and program-scheduling systems, and automation and media asset management solutions that are complementary to our existing automation business. The amount of cash consideration paid to the former shareholders and option holders of Encoda and debt repaid at closing, which is subject to post-closing adjustments, totaled $353.0 million and was paid out of interest bearing cash and cash equivalents. The preliminary purchase price allocation from the Encoda acquisition resulted in goodwill of $286.0 million and identifiable intangible assets of $91.0 million. The identifiable intangible assets are being amortized on a straight-line basis over periods between 7 and 10 years. Encoda sales for the 12 months ended September 2004 were approximately $128 million. For further information, see Note C – Business Combinations in the Notes to Consolidated Financial Statements included elsewhere herein.

     The increase in gross margin as a percentage of revenue in the second quarter of fiscal 2005 when compared to the prior-year’s comparable period is primarily due to the acquisition of Encoda in the second quarter of fiscal 2005. Encoda sells software solution products and services that carry higher gross margins than most of this segment’s other products and services. The gross margin improvement as a percentage of revenue was offset by a $4.8 million impairment of capitalized software related to our Digital Ingest software product, which is being displaced by an Encoda product. Engineering, selling and administrative expenses increased in this segment during the second quarter of fiscal 2005 when compared to the prior-year’s comparable period. Engineering, selling and administrative expenses in the second quarter of fiscal 2005 in this segment included a $3.8 million write-off of in-process research and development related to our Encoda acquisition. Also, Encoda’s products and services require a higher investment in research and development than most of our other products in this segment.

     During the second quarter of fiscal 2005, we were awarded a contract from Belo Corporation to upgrade four television stations to full-power digital transmission. We also entered into a multimillion-dollar agreement with Cox Radio for the provision of digital radio transmitters through 2008. Cox Radio has 78 stations in 18 markets. In international markets, we received a major order from T-Systems for digital television systems. We also were awarded a contract to provide FM radio transmission systems and associated equipment to the International Broadcasting Bureau (“IBB”). The IBB provides engineering support for U.S. Government-funded broadcast services throughout the world, including Voice of America, Radio Sawa, and Radio and TV Martí broadcasts to Cuba. We also announced the first Caribbean installation of our NetVX™ high-speed, integrated networking platform at Television Jamaica Limited.

     First Two Quarters 2005 Compared With First Two Quarters 2004: Broadcast Communications segment revenue increased 33.3 percent from the first two quarters of fiscal 2004 to the first two quarters of fiscal 2005, and operating income decreased from $3.7 million in the first two quarters of fiscal 2004 to $3.3 million in the first two quarters of fiscal 2005. This segment’s results reflect the impact from the acquisition of Encoda, including $8.6 million in acquisition-related costs in the second quarter of fiscal 2005. Revenue improved for the same reasons noted above for the second quarter of fiscal 2005.

     This segment’s increase in gross margin as a percentage of revenue in the first two quarters of fiscal 2005 when compared to the prior-year’s comparable period is primarily due to the acquisition of Encoda in the second quarter of fiscal 2005 for the same reasons noted above for the second quarter of fiscal 2005. The gross margin improvement as a percentage of revenue in the first two quarters of fiscal 2005 was offset by the $4.8 million impairment of capitalized software related to our Digital Ingest software product as noted above. Engineering, selling and administrative expenses also increased in our Broadcast Communications segment for the first two quarters of fiscal 2005 when compared to the prior-year’s comparable period for the same reasons as noted above for the increase in the second quarter of fiscal 2005.

     In addition to the second quarter of fiscal 2005 events noted above, we had the following activities during the first quarter of fiscal 2005:

•	We received new international digital TV transmitter orders in Australia, Bulgaria, and China. Digital radio contracts included equipment for Cox Communications and several National Public Radio member stations.

•	To help advance the transition to HD Radio, we continued to work with the nation’s largest broadcasters, including Clear Channel Radio, to demonstrate the benefits of digital radio technology.

•	We demonstrated our proprietary Split-Level™ combining method that integrates the signal of the existing analog transmitter with a new FM-HD radio transmitter. This technology represents a more cost-effective path to HD Radio implementation.

In-Process Research and Development

     In connection with the Encoda acquisition, we allocated $3.8 million of the purchase price to an in-process research and development project. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete product. At the date of acquisition, the development of this project had not yet reached technological feasibility and the in-process research and development had no alternative future uses. Accordingly, these costs were expensed as a one-time charge to earnings in the second quarter of fiscal 2005 and are included in engineering, selling and administrative expenses.

     In making the purchase price allocation to in-process research and development, we relied on present value calculations of income, an analysis of project accomplishments and completion costs and an assessment of overall contribution and project risk. The amounts assigned to the in-process research and development were associated with one research project for which technological feasibility had not been established. This project was for the development of the next generation product line, which is a future-focused, digital-centric strategy that includes products and services. It is expected to encompass some of the latest research applicable to media technologies such as emergence and learning theory. This product line’s key features include open, content-centric, and modular architecture; Microsoft.NET core framework and technology; international application coverage; video on demand software and a consistent user interface metaphor.

     The value assigned to the purchased in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products and discounting the net cash flows to their present value using a discount rate of 25 percent. As of the valuation date, the project was considered to be approximately 30 percent to 40 percent complete and had remaining costs until completion of approximately $6.2 million.

Discontinued Operations

     In the fourth quarter of fiscal 2004 we completed the sale of our TTS product line to a subsidiary of Danaher Corporation for $43.1 million, after giving effect to post-closing adjustments. This transaction, along with the results of the TTS product line, has been reported as a discontinued operation for all periods presented. Revenues from the TTS product line were $14.7 million and $26.0 million in the quarter and two quarters ended January 2, 2004, respectively. The TTS product line also had pre-tax operating income of $1.5 million and $2.7 million in the quarter and two quarters ended January 2, 2004, respectively. Discontinued operations are more fully discussed in Note B – Discontinued Operations in the Notes to Consolidated Financial Statements included elsewhere herein.

Outlook

     Strong results in the second quarter, combined with a growing opportunity pipeline in our RF Communications segment, have allowed us to once again increase our earnings expectations for fiscal year 2005. New program wins and superior contract performance in our Government Communications Systems segment continue to position us to outpace industry growth. In our Microwave Communications segment, we are quite pleased with the ongoing rollout of TRuepoint 5000 radios and their positive impact on our profitability. We also are very encouraged by the solid growth in our Broadcast Communications segment, and the expanded market presence and opportunities expected from the acquisition of Encoda.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Two Quarters Ended
	December 31,	January 2,
	2004	2004
	(In millions)
Net cash provided by operating activities	$84.8	$127.4
Net cash used in investing activities	(447.7)	(25.8)
Net cash used in financing activities	(36.8)	(49.6)
Effect of foreign exchange rate changes on cash	2.6	(0.7)

Net increase (decrease) in cash and cash equivalents	$(397.1)	$51.3

     Cash and Cash Equivalents: Our cash and cash equivalents decreased $397.1 million to $230.4 million at the end of the second quarter of fiscal 2005, primarily due to net cash used in investing activities of $447.7 million, of which $426.4 million was for cash paid for acquisitions of businesses and $34.4 million was for plant and equipment additions. This decrease in cash and cash equivalents was offset by cash provided by operating activities of $84.8 million.

     Management currently believes that existing cash, funds generated from operations, our credit facilities and access to the public and private debt markets will be sufficient to provide for our anticipated requirements for working capital, capital expenditures and stock repurchases under the current repurchase program for the next 12 months and the foreseeable future. We expect tax payments over the next three years to approximate our tax expense during the same period. Other than for potential acquisitions and items noted in the Commercial Commitments and Contractual Obligations discussion below, no other significant cash payments are anticipated in fiscal 2005 or beyond.

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

     Net cash provided by operating activities: Our net cash provided by operating activities was $84.8 million in the first two quarters of fiscal 2005 compared to $127.4 million in the first two quarters of fiscal 2004. The decreased cash flow from operating activities in the first two quarters of fiscal 2005 when compared to the first two quarters of fiscal 2004 is primarily due to an increase in working capital needed to support the growth in our Government Communications Systems segment, increased tax payments, and the funding of our supplemental retirement program. All four of our segments had positive cash flow during the first two quarters of fiscal 2005, and the RF Communications and Microwave Communications segments had higher cash flows from operations during the first two quarters of fiscal 2005 when compared to the first two quarters of fiscal 2004. We expect cash flow provided by operating activities in fiscal 2005 to be in the $200 million to $250 million range.

     Net cash used in investing activities: Our net cash used in investing activities was $447.7 million in the first two quarters of fiscal 2005 compared to net cash used in investing activities of $25.8 million in the first two quarters of fiscal 2004. Net cash used in investing activities in the first two quarters of fiscal 2005 was due to cash paid for business acquisitions of $426.4 million and additions of plant and equipment of $34.4 million, which was partially offset by proceeds from the sale of securities available-for-sale of $13.1 million. Net cash used in investing activities in the first two quarters of fiscal 2004 was due to additions of plant and equipment of $28.9 million and proceeds from the sale of securities available-for-sale of $3.1 million.

     The increase in our additions of plant and equipment from $28.9 million in the first two quarters of fiscal 2004 to $34.4 million in the first two quarters of fiscal 2005 was related to spending on programs that are driving the revenue growth in our Government Communications Systems and RF Communications segments. Our total additions of plant and equipment in fiscal 2005 are expected to be in the $70 million to $75 million range.

     Net cash used in financing activities: Our net cash used in financing activities in the first two quarters of fiscal 2005 was $36.8 million compared to net cash used in financing activities of $49.6 million in the first two quarters of fiscal 2004. The net cash used in financing activities in the first two quarters of fiscal 2005 was primarily due to the repurchase of common stock of $36.2 million, cash dividends of $16.0 million, and net repayments of borrowings of $7.4 million. This was partially offset by proceeds from the exercise of employee stock options of $22.8 million in the first two quarters of fiscal 2005.

     The net cash used in financing activities in the first two quarters of fiscal 2004 was primarily due to the repurchase of common stock of $19.1 million, cash dividends of $13.3 million, and net repayments of borrowings of $25.2 million. This was partially offset by proceeds from the exercise of employee stock options of $8.0 million in the first two quarters of fiscal 2004.

Common Stock Repurchases

     During the first two quarters of fiscal 2005, we repurchased 587,000 shares of our common stock at an average price per share of $61.67. During the first two quarters of fiscal 2004, we repurchased 500,000 shares of our common stock at an average price per share of $38.22. We currently expect that we will continue to repurchase shares of common stock to offset the dilutive effect of shares issued under our stock incentive plans. Additionally, if warranted we will consider accelerating our repurchases. Additional information regarding stock repurchases and our repurchase programs is set forth under Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Dividend Policy

     On August 28, 2004, our Board of Directors authorized a 20 percent increase in our quarterly common stock dividend to $0.12 per share for an annualized rate of $0.48 per share, which was our third consecutive annual increase. Our annual common stock dividend was $0.40 per share in fiscal 2004.

Capital Structure and Resources

     We have a committed Revolving Credit Agreement that provides for unsecured borrowings of up to $300 million. At December 31, 2004, no borrowings were outstanding under this credit facility, which expires in October 2007. Each bank’s obligation to make loans to us under this credit facility is subject to, among other things, the accuracy of our representations and warranties and our compliance with various covenants. Interest rates on borrowings under this credit facility and related fees are determined by a pricing matrix based upon our long-term debt rating assigned by Standard and Poor’s Ratings Group and Moody’s Investors Service. The availability of borrowing under this credit facility is not contingent upon our debt rating. We are not required to maintain compensating balances in connection with this agreement. While we did not issue commercial paper in the second quarter of fiscal 2005, availability of borrowings under this revolving credit facility enables us to issue commercial paper. The financial covenants contained in this credit facility include, among others, maintenance of a total debt to adjusted earnings before interest, taxes, depreciation and amortization ratio of not more than 3.0 to 1 for four trailing quarters and maintenance of an adjusted earnings before interest, taxes, depreciation and amortization to interest charges ratio of not less than 3.0 to 1 for four trailing quarters. This credit facility also includes negative covenants limiting (i) the creation of liens or other encumbrances, (ii) certain sale and leaseback transactions, and (iii) certain sales or other dispositions of assets other than in the ordinary course of business. In addition, this facility includes certain provisions for acceleration of maturity in the case of a (a) “cross default” with other indebtedness in an amount in excess of $50 million, (b) final uninsured judgment in excess of $50 million which remains unpaid or discharged, or (c) change of control, including if a person or group of persons acquires more than 25 percent of our voting stock.

     We have a “universal shelf” registration statement related to the potential future public issuance of up to $500 million of securities, including debt securities, preferred stock, common stock, fractional interests in preferred stock represented by depositary shares, and warrants to purchase debt securities, preferred stock or common stock.

     Our debt is currently rated “BBB” by Standard and Poor’s Rating Group and “Baa2” by Moody’s Investors Service. We expect to maintain operating ratios, fixed-charge coverage ratios and balance sheet ratios sufficient for retention of these debt ratings. There are no assurances that our credit ratings will not be reduced in the future. If our credit rating is lowered below “investment grade,” then we may not be able to issue short-term commercial paper, but may instead need to borrow under our credit facilities or pursue other alternatives. We do not currently foresee losing our investment-grade debt ratings. If our debt ratings were downgraded, however, it may adversely impact, among other things, our future borrowing costs and access to capital markets.

Off-Balance Sheet Arrangements

     In accordance with the definition under SEC rules, the following qualify as off-balance sheet arrangements:

•	Any obligation under certain guarantee contracts;

•	A retained contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

•	Any obligation under certain derivative instruments; and

•	Any obligation under a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

     Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of December 31, 2004, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, cash flows or financial condition.

Commercial Commitments and Contractual Obligations

     The amounts disclosed in our Fiscal 2004 Form 10-K include all of our commercial commitments and contractual obligations. During the first two quarters ended December 31, 2004, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our Fiscal 2004 Form 10-K.

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

Impact Of Recently Issued Accounting Pronouncements

     As described in Note A – Basis of Presentation, Recent Accounting Pronouncements and Stock Options and Stock-Based Compensation in the Notes to Consolidated Financial Statements included elsewhere herein, there are accounting pronouncements that have recently been issued but not yet implemented by us. Note A includes a description of the potential impact that these pronouncements are expected to have on our financial position, cash flows and results of operations.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

     This report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements: of our plans, strategies and objectives for future operations; concerning new products, services or developments; regarding future economic conditions, performance or outlook, including statements relating to earnings guidance for fiscal 2005; as to the outcome of contingencies; as to the value of our contract awards and programs; of expected cash flows or capital expenditures; of belief or expectation; and of assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates” or similar words. You should not place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of the filing of this report. Forward-looking statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our consolidated results and the forward-looking statements could be affected by many factors, including:

•	our participation in markets that are often subject to uncertain economic conditions, which makes it difficult to estimate growth in our markets and, as a result, future income and expenditures;

•	our dependence on the U.S. Government for a significant portion of our revenue, as the loss of this relationship or a shift in U.S. Government funding could have adverse consequences on our future business;

•	potential changes in U.S. Government or other customer priorities due to program reviews or revisions to strategic objectives, including termination of or potential failure to fund U.S. Government contracts;

•	risks inherent in large long-term fixed price contracts, particularly the risk that we may not be able to contain cost overruns;

•	financial and government and regulatory risks relating to international sales and operations, including fluctuations in foreign currency exchange rates and the effectiveness of our currency hedging program, and in certain regions, such as the Middle East, risks of instability, violence and armed conflict;

•	our ability to continue to develop new products that achieve market acceptance;

•	the consequences of future geo-political events, which may affect adversely the markets in which we operate, our ability to insure against risks, our operations or our profitability;

•	strategic acquisitions and the risks and uncertainties related thereto, including our ability to manage and integrate acquired businesses;

•	the performance of critical subcontractors or suppliers;

•	potential claims that we are infringing the intellectual property rights of third parties;

•	the successful resolution of patent infringement claims and the ultimate outcome of other contingencies, litigation and legal matters;

•	customer credit risk;

•	the fair values of our portfolio of passive investments, which values are subject to significant price volatility or erosion;

•	risks inherent in developing new technologies;

•	the potential impact of hurricanes on our operations in Florida and the potential impact of earthquakes on our operations in California; and

•	general economic conditions in the markets in which we operate.

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

     The forward-looking statements contained in this report are made as of the date hereof and we disclaim any intention or obligation to update or revise any forward-looking statements or to update the reasons actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

     In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.

     Foreign Exchange and Currency: We use foreign exchange contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers and intercompany loans. We believe the use of foreign currency financial instruments should reduce the risks that arise from doing business in international markets. At December 31, 2004, we had open foreign exchange contracts with a notional amount of $43.8 million, of which $25.0 million were classified as cash flow hedges and $18.8 million were classified as fair value hedges. This compares to total foreign exchange contracts with a notional amount of $93.9 million as of July 2, 2004, of which $30.0 million were classified as cash flow hedges and $63.9 million were classified as fair value hedges. At December 31, 2004, contract expiration dates range from less than 1 month to 22 months with a weighted average contract life of 0.3 years.

     More specifically, the foreign exchange contracts classified as cash flow hedges are primarily being used to hedge currency exposures from cash flows anticipated from the Bowman program in our RF Communications segment and our operating expenses in our Microwave Communications segment’s Canadian operations. The Bowman contract is for our tactical radio products and was awarded in the second quarter of fiscal 2002. Under the contract, the customer pays in Pounds Sterling. We have hedged the forecasted cash flows related to payments made to our U.S. operations to maintain our anticipated profit margins. We also have hedged U.S. dollar payments to suppliers to maintain our anticipated profit margins in our U.K. operations. As of December 31, 2004, we estimated that a pre-tax loss of $3.5 million would be reclassified into earnings from comprehensive income within the next 7 months related to the cash flow hedges for the Bowman program. As of December 31, 2004, we estimated that pre-tax income of $2.1 million would be reclassified into earnings from comprehensive income within the next 7 months related to the cash flow hedges for the operating expenses of our Microwave Communications segment’s Canadian operations. The amount of pre-tax income that would be reclassified into earnings from comprehensive income over the next 22 months from the other transactions we are hedging was $0.4 million as of December 31, 2004.

     The net gain included in our earnings in the first two quarters of fiscal 2005 and the first two quarters of fiscal 2004 representing the amount of fair value and cash flow hedges’ ineffectiveness was not material. No amounts were recognized in our earnings in the second quarter of fiscal 2005 and the second quarter of fiscal 2004 related to the component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. In addition, no amounts were recognized in our earnings in the first two quarters of fiscal 2005 and the first two quarters of fiscal 2004 related to hedged firm commitments that no longer qualify as fair value hedges. All of these derivatives were recorded at their fair value on the balance sheet in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”).

     Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for our foreign currency derivatives held at December 31, 2004 would have an impact of approximately $1.9 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.

     Interest Rates: We utilize a balanced mix of debt maturities along with both fixed-rate and variable-rate debt and available lines of credit to manage our exposure to changes in interest rates. We do not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2005, although there can be no assurances that interest rates will not change significantly.

Item 4. Controls and Procedures.

     (a) Evaluation of disclosure controls and procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal quarter ended December 31, 2004 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the fiscal quarter ended December 31, 2004 our disclosure controls and procedures are adequate and effective.

     (b) Changes in internal control: We are currently reviewing our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of acquired business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties, and adding additional monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     We previously filed a patent infringement claim against Ericsson, Inc. (“Ericsson”) in the United States Federal District Court for the Northern District of Texas. On October 29, 2002, a jury rendered a verdict in our favor against Ericsson. The jury awarded us approximately $61 million in compensatory damages and found that Ericsson’s conduct was “willful.” Following the rendering of this verdict, we filed a motion to enhance the damages based upon the finding of willfulness, and Ericsson filed motions: (i) to decrease the damage award, (ii) to order a new trial, and (iii) for non-infringement and invalidity of the patent notwithstanding the jury’s verdict. On July 17, 2003, the Court issued a ruling on these motions denying Ericsson’s motions for non-infringement and invalidity of the patent, but did rule that unless we agreed to a lowered damage award of $43 million in compensatory damages, it was granting Ericsson’s motion for a new trial on the issue of damages. We agreed to the lowered damages, and thus a judgment was entered for us in the amount of $43 million plus $1 million for enhanced damages and $1 million for attorneys’ fees, as well as pre-judgment interest, which we currently estimate to be approximately $8 million. During the second quarter of fiscal 2004, Ericsson appealed the judgment of the District Court to the United States Court of Appeals for the Federal Circuit (“CAFC”). We have filed a cross appeal seeking to increase the amount of enhanced damages. The briefing for the appeal was completed in the second quarter of fiscal 2004 and oral arguments were held during the second quarter of fiscal 2005. The parties are awaiting the decision of the CAFC.

     On July 29, 2002, we received a demand letter from Bourdex Telecommunications Limited (“Bourdex”), a Nigerian-based customer for a product of our former analog base station business and related services, alleging (i) breach of contract, and (ii) deceit based upon misrepresentation. In accordance with the contract, we submitted an arbitration request pursuant to the International Chamber of Commerce’s Procedural Rules asking for a determination that we fully complied with the contract and that we owed no further duty to Bourdex. In January 2003, Bourdex restated its demand at $22.3 million. The arbitration hearing took place beginning in March 2004 and concluded in July 2004. Based on that hearing, the parties received a decision from the arbitration panel in January 2005 indicating we breached a duty to Bourdex based on a special relationship that developed between the parties. According to the decision, other issues still need to be considered, subject to further pleadings on the subject of appropriate remedies, if any. We intend to continue the vigorous defense of this claim and consider appropriate appellate relief. We believe that the potential losses related to this case ranges from no liability to the amount of Bourdex’s demand. We have not accrued any liability for this item as of December 31, 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

     During the second quarter of fiscal 2005, we repurchased 587,000 shares of our common stock under our repurchase programs. During the second quarter of fiscal 2004, we repurchased 500,000 shares of our common stock under our repurchase programs. We currently expect that we will continue to repurchase shares of our common stock to offset the dilutive effect of shares issued under our stock incentive plans. Additionally, if warranted we will consider accelerating our repurchases.

     The following table sets forth information with respect to repurchases by us of common stock during the fiscal quarter ended December 31, 2004:

			Total number of	Maximum number of
			shares purchased as	shares that may yet
			part of publicly	be purchased under
	Total number of	Average price paid	announced plans or	the plans or
Period*	Shares purchased	per share	programs (1)	programs (1)
Month #1
(October 2, 2004–October 29, 2004)
Repurchase Programs (1)	200,000	$59.25	200,000	3,020,200
Employee Transactions (2)	12,956	$58.55	n/a	n/a

Month #2
(October 30, 2004–November 26, 2004)
Repurchase Programs (1)	none	none	none	3,020,200
Employee Transactions (2)	145,662	$64.98	n/a	n/a

Month #3
(November 27, 2004–December 31, 2004)
Repurchase Programs (1)	387,000	$62.92	387,000	2,633,200
Employee Transactions (2)	45,451	$64.81	n/a	n/a

Total	791,069	$62.41	587,000	2,633,200

*	Periods represent our fiscal months.

(1) On October 22, 1999, we announced that our Board of Directors approved a share repurchase program which authorized us to repurchase up to 15 million shares through open-market transactions, in negotiated block transactions or pursuant to tender offers. Pursuant to the terms of this 1999 program, which did not have an announced expiration date, as of April 27, 2004, we had authority to repurchase an additional 520,000 shares. On April 27, 2004, we announced that our Board of Directors approved a share repurchase program which authorizes us to repurchase an additional 3 million shares through open-market transactions or in negotiated block transactions. This new program does not have an expiration date. During the quarter ended December 31, 2004 we repurchased all remaining shares authorized to be repurchased under the repurchase program announced in October 1999. The maximum number of shares that may yet be purchased under our currently authorized repurchase program as of December 31, 2004 is 2,633,200. As a matter of policy, we do not repurchase shares under our repurchase programs during the period beginning two weeks prior to the end of a fiscal quarter and ending two days following the public release of earnings and financial results for such fiscal quarter.

(2) Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised stock options, (b) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance shares or restricted shares which vested during the quarter, (c) performance shares returned to us upon the retirement or termination of employees, or (d) shares of our common stock purchased by the trustee of the Harris Corporation Master Rabbi Trust to fund obligations under our deferred compensation plans. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or withheld to cover tax obligations shall be the closing price of our common stock on the date the relevant transaction occurs.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

At our Annual Meeting of Shareholders held on October 22, 2004, the following proposals were adopted by the margins indicated. There were 66,213,563 shares entitled to be voted at the Annual Meeting.

(1) To elect three nominees to the Board of Directors for a three-year term expiring in 2007:

	Number of Shares
Nominee	For	Withheld
Howard L. Lance	60,403,041	777,220
Thomas A. Dattilo	60,351,758	828,503
Dr. James C. Stoffel	60,661,991	518,270

The terms of the following directors also continued after the Annual Meeting:

•	Joseph L. Dionne
•	Lewis Hay III
•	Karen Katen
•	Stephen P. Kaufman
•	Leslie F. Kenne
•	David B. Rickard
•	Gregory T. Swienton

(2) To ratify the Audit Committee’s appointment of Ernst & Young LLP as the independent auditors for the fiscal year ending July 1, 2005:

For	Against	Abstain
59,836,672	1,274,452	69,137

Item 5. Other Information.

Certain Ernst & Young LLP Non-Audit Services Provided to Harris Subsidiaries in Previous Years.

     Our independent auditors, Ernst & Young LLP (“E&Y”), recently advised the SEC, the Public Company Accounting Oversight Board, and our Audit Committee that E&Y has identified potential independence issues at more than 100 of its public company audit clients related to providing prohibited non-audit services in China. E&Y has also advised our Audit Committee that prior to July 2001 a foreign affiliate of E&Y performed certain cash handling services and certain bookkeeping services for our branch office in Korea. These services were provided to us from fiscal year 1997 through fiscal year 2001 and were discontinued in June 2001. The fees paid to E&Y for these services in fiscal 2001 were $3,145. The provision of such non-audit services has raised questions regarding E&Y’s independence with respect to its performance of audit services for us.

     The non-audit services described above performed after February 2001 were not permitted under the auditor independence rules. E&Y has informed Harris and the Audit Committee that it has concluded that providing such services has not impaired its independence with respect to performance of audit services to us. The Company and the Audit Committee have considered the impact these services may have had on E&Y’s independence with respect to the Company and have also determined that there has been no impairment of E&Y’s independence. In making this determination, the Company and the Audit Committee considered the de minimus amount of fees involved, the ministerial nature of E&Y’s actions, and that the operations conducted in Korea were not material to the relevant consolidated financial statements of the Company.

Item 6. Exhibits

(a) Exhibits:

The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:

(2)	Agreement and Plan of Merger, dated as of October 6, 2004, by and among Harris Corporation, Sunshine Merger Corp. and Encoda Systems Holdings, Inc., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2004.

(3)	(a) Restated Certificate of Incorporation of Harris Corporation (1995), incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996. (Commission File Number 1-3863)

(b) By-Laws of Harris Corporation as in effect December 3, 1999, and as amended on June 23, 2000, incorporated herein by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2004.

(4)	(a) Specimen stock certificate for the Company’s Common Stock.

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

(10.1)	Letter Agreement, dated as of December 3, 2004, by and between Harris Corporation and Howard L. Lance, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2004.*

(10.2)	Amendment No. 1 to Harris Corporation Stock Incentive Plan, dated as of December 3, 2004, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2004.*

(10.3)	Amendment No. 3 to Harris Corporation 1997 Directors’ Deferred Compensation and Annual Stock Unit Award Plan, dated as of December 3, 2004, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2004.*

(10.4)	Harris Corporation 2005 Directors’ Deferred Compensation Plan, dated as of December 3, 2004, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2004.*

(10.5)	Second Amendment to the Harris Corporation Master Rabbi Trust Agreement, dated as of December 3, 2004, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2004.*

(12)	Computation of Ratio of Earnings to Fixed Charges.

(15.1)	Letter Regarding Unaudited Interim Financial Information

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

(99.1)	Forward-Looking Statements and Factors that May Affect Future Results.

*	Management contract or compensatory plan or arrangement.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS CORPORATION (Registrant)
Date: January 27, 2005	By:	/s/ Bryan R. Roub
Bryan R. Roub
Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No.
Under Reg.
S-K, Item 601	Description
(2)	Agreement and Plan of Merger, dated as of October 6, 2004, by and among Harris Corporation, Sunshine Merger Corp. and Encoda Systems Holdings, Inc., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2004.

(3)	(a) Restated Certificate of Incorporation of Harris Corporation (1995), incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996. (Commission File Number 1-3863)

(b) By-Laws of Harris Corporation as in effect December 3, 1999, and as amended on June 23, 2000, incorporated herein by reference to Exhibit 3(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2004.

(4)	(a) Specimen stock certificate for the Company’s Common Stock.

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

(g) Subordinated Indenture, dated as of September 3, 2003, between Harris Corporation

Exhibit No.
Under Reg.
S-K, Item 601	Description
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

(10.1)	Letter Agreement, dated as of December 3, 2004, by and between Harris Corporation and Howard L. Lance, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on
Form 8-K filed with the SEC on December 8, 2004.*

(10.2)	Amendment No. 1 to Harris Corporation Stock Incentive Plan, dated as of December 3, 2004, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2004.*

(10.3)	Amendment No. 3 to Harris Corporation 1997 Directors’ Deferred Compensation and Annual Stock Unit Award Plan, dated as of December 3, 2004, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2004.*

(10.4)	Harris Corporation 2005 Directors’ Deferred Compensation Plan, dated as of December 3, 2004, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2004.*

(10.5)	Second Amendment to the Harris Corporation Master Rabbi Trust Agreement, dated as of December 3, 2004, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2004.*

(12)	Computation of Ratio of Earnings to Fixed Charges.

(15.1)	Letter Regarding Unaudited Interim Financial Information

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

(99.1)	Forward-Looking Statements and Factors that May Affect Future Results.

*	Management contract or compensatory plan or arrangement.