Form 10-Q
period 2005-04-01
HARRIS CORP /DE/
filed 2005-04-27
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form l0-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION l3 OR l5(d)
OF THE SECURITIES EXCHANGE ACT OF l934

For the quarterly period ended April 1, 2005
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

The number of shares of the registrant’s common stock, $1.00 par value, outstanding as of April 22, 2005, was 133,574,536 shares.

HARRIS CORPORATION

FORM 10-Q

For the Quarter Ended April 1, 2005

INDEX

		Page
Part I	Financial Information:
	Item 1. Financial Statements (unaudited):
	Consolidated Statement of Income for the Quarter and Three Quarters ended April 1, 2005 and April 2, 2004	1
	Consolidated Balance Sheet at April 1, 2005 and July 2, 2004	2
	Consolidated Statement of Cash Flows for the Three Quarters ended April 1, 2005 and April 2, 2004	3
	Notes to Consolidated Financial Statements (unaudited)	4
	Report of Independent Registered Public Accounting Firm	15
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
	Item 4. Controls and Procedures	29
Part II	Other Information:
	Item 1. Legal Proceedings	30
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
	Item 3. Defaults Upon Senior Securities	31
	Item 4. Submission of Matters to a Vote of Security Holders	31
	Item 5. Other Information	31
	Item 6. Exhibits	32
	This Quarterly Report contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries. HD RadioTM is a registered trademark of iBiquity Digital Corporation.
Signature		34
Exhibit Index		35
Exhibit 10.3 AM #7 TO THE HARRIS CORP RETIREMENT PLAN
Exhibit 10.4 AM #8 TO THE HARRIS CORP RETIREMENT PLAN
Exhibit 10.5 AM #9 TO THE HARRIS CORP RETIREMENT PLAN
EX-12 Computation of Ratio of Earnings to Fixed Charges
EX-15.1 Letter Regarding Unaudited Interim Financial Information
EX-31.1 CEO Certification
EX-31.2 CFO Certification
EX-32.1 906 CEO Certification
EX-32.2 906 CFO Certification
EX-99.1 Forward-Looking Statements

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HARRIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(unaudited)

	Quarter Ended		Three Quarters Ended
	April 1,	April 2,	April 1,	April 2,
	2005	2004	2005	2004
	(In millions, except per share amounts)
Revenue from product sales and services	$772.1	$654.0	$2,178.7	$1,795.8

Cost of product sales and services	(547.4)	(492.7)	(1,591.7)	(1,346.8)
Engineering, selling and administrative expenses	(136.0)	(103.6)	(361.2)	(296.2)
Non-operating income (loss)	(1.0)	(1.4)	(6.2)	(7.4)
Interest income	1.6	1.6	5.5	4.4
Interest expense	(6.1)	(5.9)	(18.1)	(18.5)

Income from continuing operations before income taxes	83.2	52.0	207.0	131.3
Income taxes	(27.4)	(16.6)	(66.0)	(38.7)

Income from continuing operations	55.8	35.4	141.0	92.6
Discontinued operations net of income taxes	—	0.1	—	2.0

Net income	$55.8	$35.5	$141.0	$94.6

Net income per common share[1]
Basic
Continuing operations	$.42	$.27	$1.06	$.70
Discontinued operations	—	—	—	.01

	$.42	$.27	$1.06	$.71

Diluted
Continuing operations	$.40	$.26	$1.02	$.68
Discontinued operations	—	—	—	.01

	$.40	$.26	$1.02	$.69

Cash dividends paid per common share[1]	$.06	$.05	$.18	$.15

Basic weighted average shares outstanding[1]	132.8	132.3	132.7	132.5
Diluted weighted average shares outstanding[1]	141.4	140.8	141.3	140.3

[1] Net income per share, cash dividends paid per share and weighted average shares outstanding in all periods reflect the two-for-one stock split effected as a 100 percent stock dividend in March 2005.

See Notes to Consolidated Financial Statements

HARRIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(unaudited)

	April 1,	July 2,
	2005	2004 (1)
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$275.6	$627.5
Receivables	488.6	457.5
Unbilled costs and accrued earnings on fixed-price contracts	129.6	111.1
Inventories	236.2	220.9
Current deferred income taxes	114.0	114.1
Income taxes receivable	4.8	6.6

Total current assets	1,248.8	1,537.7
Non-Current Assets
Plant and equipment	303.0	283.3
Goodwill	569.8	223.3
Identifiable intangible assets	102.9	10.1
Non-current notes receivable	5.5	18.1
Other assets	143.7	153.3

	1,124.9	688.1

	$2,373.7	$2,225.8

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$2.0	$9.4
Accounts payable	132.6	128.8
Compensation and benefits	153.8	159.1
Other accrued items	110.2	115.9
Advance payments and unearned income	149.2	129.1
Current portion of long-term debt	0.3	0.5

Total current liabilities	548.1	542.8
Other Liabilities
Non-current deferred income taxes	15.0	2.8
Long-term debt	401.4	401.4
Shareholders’ Equity
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 250,000,000 shares authorized; issued and outstanding 133,500,123 shares at April 1, 2005 and 132,688,612 shares at July 2, 2004(2)	133.5	132.7
Other capital(2)	219.7	190.6
Retained earnings	1,056.6	967.6
Unearned compensation	(4.4)	(3.3)
Accumulated other comprehensive income (loss)	3.8	(8.8)

Total shareholders’ equity	1,409.2	1,278.8

	$2,373.7	$2,225.8

(1)	Derived from audited financial statements.

(2)	Number of shares outstanding and other capital have been restated to reflect the two-for-one stock split effected as a 100 percent stock dividend in March 2005.

See Notes to Consolidated Financial Statements

HARRIS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three Quarters Ended
	April 1,	April 2,
	2005	2004
	(In millions)
Operating Activities
Net income	$141.0	$94.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	50.4	40.4
Non-current deferred income tax	4.8	(5.7)
Loss (gain) on the sale of securities available-for-sale	3.7	(2.5)
(Increase) decrease in:
Accounts and notes receivable	16.4	(14.3)
Unbilled costs and inventories	(32.9)	8.8
Increase (decrease) in:
Accounts payable and accrued expenses	(47.1)	34.0
Advance payments and unearned income	(2.4)	26.8
Income taxes	0.2	(0.9)
Other	17.4	6.1

Net cash provided by operating activities	151.5	187.3

Investing Activities
Cash paid for acquisitions	(427.3)	—
Additions of plant and equipment	(51.9)	(43.4)
Cash paid for selected investments	—	(1.3)
Proceeds from the sale of securities available-for-sale	13.5	7.4

Net cash used in investing activities	(465.7)	(37.3)

Financing Activities
Proceeds from borrowings	117.3	1.6
Payment of borrowings	(127.5)	(27.4)
Proceeds from exercise of employee stock options	31.0	29.7
Repurchase of common stock	(36.2)	(43.2)
Cash dividends	(24.0)	(19.9)

Net cash used in financing activities	(39.4)	(59.2)

Effect of exchange rate changes on cash and cash equivalents	1.7	1.5

Net increase (decrease) in cash and cash equivalents	(351.9)	92.3
Cash and cash equivalents, beginning of year	627.5	442.6

Cash and cash equivalents, end of period	$275.6	$534.9

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 1, 2005

Note A – Basis of Presentation, Recent Accounting Pronouncements and Stock Options and Stock-Based Compensation

Basis of Presentation

      The accompanying consolidated financial statements of Harris Corporation (“Harris,” “Company,” “we,” “our,” and “us” refer to Harris Corporation and its consolidated subsidiaries) have been prepared by Harris, without audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and changes in cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal, recurring items) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the quarter and three quarters ended April 1, 2005 are not necessarily indicative of the results that may be expected for other periods or the full fiscal year. The balance sheet at July 2, 2004 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for annual financial statements. We provide complete financial statements in our Annual Report on Form 10-K, which includes all the information and footnotes required by the SEC. The information included in this report should be read in conjunction with the Management’s Discussion and Analysis, and the Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2004 (“Fiscal 2004 Form 10-K”).

      On May 28, 2004, we completed the sale of our tools and test systems (“TTS”) product line, which was included in our former Network Support segment. We reflect the TTS product line results as discontinued operations for all applicable periods. Certain other reclassifications have been made to prior year amounts to conform to the current period presentation.

      The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

      In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”), with an effective date for the first interim or annual period beginning after June 15, 2004. FSP 106-2 relates to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Prescription Drug Act”) which was signed into law on December 8, 2003. The Medicare Prescription Drug Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. During the first quarter of fiscal 2005, we adopted the provisions of FSP 106-2. Our retirees who are Medicare-eligible pay retiree premiums equal to the cost of their coverage. We subsidize the healthcare coverage for disabled employees, some of whom are Medicare-eligible. Due to the retiree cost-sharing arrangements, neither our accumulated postretirement benefit obligation nor our net periodic postretirement benefit cost reflects any amount associated with the subsidy. We do not believe, however, that when our actuarial valuation is completed the federal subsidy for disabled employees who are Medicare-eligible will have a material impact on our financial position, results of operations or cash flows.

      In October 2004, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-8”). EITF 04-8 requires that shares underlying contingently convertible debt be included in diluted earnings per share computations using the if-converted method regardless of whether the market price trigger (or other contingent features) has been met. The effective date for EITF 04-8 is for reporting periods ending after December 15, 2004. EITF 04-8 also requires restatement of earnings per share amounts for prior periods presented during which the convertible instrument was outstanding. We implemented the provisions of EITF 04-8 during the first quarter of fiscal 2005 and have restated the prior periods presented. The provisions of EITF 04-8 increased our diluted shares outstanding by 6.6 million shares. Also, the net earnings used in our earnings per share calculations are adjusted, using the if-converted method. The effect of these adjustments reduced our income from continuing operations per diluted share by $.01 and $.03 for the quarter and three quarters ended April 1, 2005, respectively, and by $.00 and $.01 for the quarter and three quarters ended April 2, 2004, respectively. See Note J – “Net Income Per Share” for additional information.

      In November 2004, the FASB issued Statement of Financial Accounting Standards No. 150, “Inventory Costs – an amendment of ARB 43, Chapter 4” (“Statement 151”). Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Paragraph 5 of Accounting Research Bulletin (“ARB”) 43, Chapter 4 “Inventory Pricing,” previously stated that “...under certain circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current-period charges....” Statement 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, Statement 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement 151 is effective for fiscal years beginning after June 15, 2005. We do not believe the implementation of Statement 151 will have a material impact on our financial position, results of operations or cash flows.

      In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”), and FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-1 clarifies the guidance in FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”) that applies to the new deduction for qualified domestic production activities under the American Jobs Creation Act of 2004 (the “Act”). FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under Statement 109, not as a tax-rate reduction, because the deduction is contingent on performing activities identified in the Act. As a result, companies qualifying for the special deduction will not have a one-time adjustment of deferred tax assets and liabilities in the period in which the Act was enacted. FSP 109-2 addresses the effect of the Act’s one-time deduction for qualifying repatriation of foreign earnings. FSP 109-2 allows additional time for companies to determine whether any foreign earnings will be repatriated under the Act’s one-time deduction for repatriated earnings and how the Act affects whether undistributed earnings continue to qualify for Statement 109’s exception from recognizing deferred tax liabilities. FSP 109-1 and FSP 109-2 were both effective upon issuance. We implemented FSP 109-1 and FSP 109-2 in the quarter ended December 31, 2004 and have included their required disclosures in Note M – “Income Taxes.”

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“Statement 123R”), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and to recognize cost over the vesting period. Statement 123R is effective for public companies (except small business issuers as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. The adoption of Statement 123R is not expected to have a significant effect on our financial position or cash flows, but will impact our results of operations. An illustration of the impact on our net income and earnings per share is presented in the “Stock Options and Stock-Based Compensation” section of this Note A assuming we had applied the fair value recognition provisions of Statement 123 using the Black-Scholes methodology. We have not yet determined whether we will use the Black-Scholes method in our adoption of Statement 123R. Also, we are unable to estimate the future impact that Statement 123R will have on our financial position, results of operations or cash flows due to unknown events, such as the type and number of share-based payments that will be granted, their terms, and their vesting periods.

      In April 2005, the SEC announced that companies may implement Statement 123R at the beginning of their next fiscal year (instead of their next reporting period) starting after June 15, 2005 (or December 15, 2005 for small business issuers). This new rule does not affect our implementation date since our fiscal year end is July 1, 2005, and thus we still must comply with Statement 123R when our interim financial statements for the quarter beginning July 2, 2005 are filed with the SEC. The SEC’s new rule does not change the accounting required by Statement 123R; it changes only the dates for compliance.

      In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC staff’s position regarding the application of Statement 123R, which contains interpretive guidance related to the interaction between Statement 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 highlights the importance of disclosures made related to the accounting for share-based payment transactions. We are currently reviewing the effect of SAB 107, and we do not believe SAB 107 will have a material impact on our financial position, results of operations or cash flows.

      In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies the term “conditional asset retirement obligations” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” FASB Statement No. 143 refers to an entity’s legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. If an entity can reasonably estimate a liability for the fair value of a conditional asset retirement obligation, the entity is required to recognize the fair value of the liability when incurred. A company normally incurs this liability upon acquisition, construction, or development of the asset at issue. FIN 47 is effective for fiscal years ending after December 15, 2005. We are currently reviewing FIN 47, and at the current time do not believe that FIN 47 will have a material impact on our financial position, results of operations or cash flows.

Common Stock Split

      On February 25, 2005, our Board of Directors approved a two-for-one stock split in the form of a 100 percent stock dividend to our stockholders of record on March 14, 2005. The distribution of shares was completed on March 30, 2005. The total number of authorized common shares and associated par value were unchanged by this action. As required, we transferred on our books the par value of $1 per share for each share distributed on March 30, 2005 from other capital to common stock. All share and per-share amounts in the financial statements and these Notes to Consolidated Financial Statements reflect the stock split, applied retroactively, for all periods presented.

Stock Options and Stock-Based Compensation

      In accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” we currently use the intrinsic-value method of accounting for stock option awards to employees and, accordingly, do not recognize compensation expense for our stock option awards to employees in the Consolidated Statement of Income, as all option exercise prices are 100 percent of market value on the date the options are granted. Options may be exercised for a period set at the time of initial grant, which ranges from 7 to 10 years after the date of grant.

      The following table illustrates the pro forma effect on net income and earnings per share assuming we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” to all previously granted stock-based awards after giving consideration to potential forfeitures. The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model. Reference should be made to “Note 15: Stock Options and Awards” in our Fiscal 2004 Form 10-K for the assumptions used in the Black-Scholes option-pricing model. The estimated fair value of options granted is amortized to expense over their vesting period, which is generally 3 years.

	Quarter Ended		Three Quarters Ended
	April 1,	April 2,	April 1,	April 2,
	2005	2004	2005	2004
	(In millions, except per share amounts)
Net income, as reported	$55.8	$35.5	$141.0	$94.6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.6)	(1.0)	(4.2)	(3.6)

Pro forma net income	$54.2	$34.5	$136.8	$91.0

Net income per common share, as reported
Basic	$.42	$.27	$1.06	$.71
Diluted	$.40	$.26	$1.02	$.69
Pro forma net income per common share
Basic	$.41	$.26	$1.03	$.69
Diluted	$.39	$.25	$.99	$.67

      Total compensation expense recognized from performance and restricted shares during the quarters ended April 1, 2005 and April 2, 2004 was $2.6 million and $1.9 million, respectively. Total compensation expense recognized from performance and restricted shares during the three quarters ended April 1, 2005 and April 2, 2004 was $7.5 million and $4.3 million, respectively. The value of restricted stock, equal to the intrinsic value at the time of grant, is amortized as compensation expense over the vesting period. The value of performance shares, equal to the most probable estimate of the intrinsic value at the time of distribution, is amortized as compensation expense over the vesting period.

Note B – Discontinued Operations

      On May 28, 2004, we completed the sale of our TTS product line, which was included in our former Network Support segment. The final consideration after giving effect to post-closing adjustments was approximately $43.1 million. As a result of this transaction, the TTS product line has been reported as a discontinued operation for all applicable periods.

      The assets disposed of consisted primarily of land, buildings, equipment, inventory, receivables, technology and other assets related to the operation of the TTS product line. A portion ($5 million) of the purchase price was retained by the buyer until customer acceptance was received on a large system order. This hold back was collected in full from the buyer during the third quarter of fiscal 2005. Revenues from the TTS product line were $10.2 million and $36.2 million in the quarter and three quarters ended April 2, 2004, respectively. The TTS product line also had pre-tax operating income of $0.2 million and $2.9 million in the quarter and three quarters ended April 2, 2004, respectively.

      The information set forth in the other Notes to Consolidated Financial Statements relates to continuing operations unless otherwise specified.

Note C – Business Combinations

Encoda

      On November 3, 2004, we acquired Encoda Systems Holdings, Inc. (“Encoda”), a privately-held, leading global supplier of software solutions and services for the broadcast media industry, with television, radio, cable, satellite and advertising agency customers around the world. Encoda’s end-to-end workflow solutions include traffic and billing systems, program-scheduling systems, and automation and media asset management solutions that are complementary to our existing automation business. This acquisition has been accounted for under the purchase method of accounting and accordingly, the results of operations of Encoda have been included in our Consolidated Statement of Income and Cash Flows since the date of acquisition. Encoda is a wholly-owned subsidiary and is being operated within our Broadcast Communications segment. During the third quarter, we completed our post-closing adjustments with the former shareholders of Encoda. The purchase price of $411.3 million, after giving effect to post-closing adjustments, is calculated as follows:

(In millions)
Cash consideration paid to former Encoda shareholders and option holders	$198.9
Debt repaid at closing	156.2
Acquisition costs	6.0
Assumed liabilities	53.3
Less cash acquired	(3.1)

$411.3

      The amount of consideration to the former shareholders and option holders of Encoda and debt repaid at closing was paid out of our interest-bearing cash and cash equivalents. The preliminary purchase price allocation of the Encoda acquisition resulted in goodwill of $289.2 million, identifiable intangible assets of $91.0 million, and a write-off of in-process research and development in the second quarter of fiscal 2005 of $3.8 million. The identifiable intangible assets include developed technology of $42.5 million, backlog of $31.4 million, customer relationships of $9.7 million and trade names of $7.4 million and are being amortized on a straight-line basis over periods between 7 and 10 years. In the second quarter of fiscal 2005 we also recorded a $4.8 million impairment of capitalized software costs related to a software product that is sold by our Broadcast Communications segment and is being displaced by a product offered by Encoda.

Orkand

      On July 6, 2004, which was the first business day of our 2005 fiscal year, we acquired The Orkand Corporation (“Orkand”), a privately-held, leading provider of technical services and information technology for U.S. Government agencies, including the Department of State, Department of Labor, Department of the Interior, Department of Health and Human Services, Department of Energy and U.S. Postal Service. This acquisition has been accounted for under the purchase method of accounting and accordingly, the results of operations of Orkand have been included in our Consolidated Statement of Income and Cash Flows since the date of acquisition. The Orkand business is being operated within our Government Communications Systems segment. The purchase price of $80.6 million, after giving effect to post-closing adjustments, is calculated as follows:

(In millions)
Cash consideration paid to former Orkand shareholders and option holders	$67.3
Acquisition costs	0.2
Assumed liabilities	13.5
Less cash acquired	(0.4)

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

Pro Forma Results

      The following summary, prepared on a pro forma basis, presents unaudited consolidated results of operations as if Orkand and Encoda had been acquired as of the beginning of the periods presented, after including the impact of adjustments such as amortization of intangibles, decreased interest income from the use of cash and cash equivalents and the related income tax effects. This pro forma presentation does not include any impact of acquisition synergies.

	Quarter Ended		Three Quarters Ended
	April 1,	April 2,	April 1,	April 2,
	2005	2004	2005	2004
	(In millions, except per share amounts)
Revenue from product sales and services – as reported	$772.1	$654.0	$2,178.7	$1,795.8
Revenue from product sales and services – pro forma	$772.1	$704.3	$2,227.3	$1,946.8

Net income – as reported	$55.8	$35.5	$141.0	$94.6
Net income – pro forma	$55.8	$38.0	$143.9	$101.0

Net income per diluted common share – as reported	$.40	$.26	$1.02	$.69
Net income per diluted common share – pro forma	$.40	$.28	$1.04	$.74

      The pro forma results are not necessarily indicative of our results of operations had we owned Orkand and Encoda for the entire periods presented.

Note D – Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

      Comprehensive income for the quarters ended April 1, 2005 and April 2, 2004, which includes net income, was $50.5 million and $37.9 million, respectively. Comprehensive income for the three quarters ended April 1, 2005 and April 2, 2004, which includes net income, was $153.6 million and $101.0 million, respectively.

      The components of accumulated other comprehensive income (loss), net of related tax, at April 1, 2005 and July 2, 2004 are as follows:

	April 1,	July 2,
	2005	2004
	(In millions)
Net unrealized gain (loss) on securities available-for-sale	$0.5	$(0.7)
Foreign currency translation adjustments	3.8	(6.1)
Net unrealized loss on hedging activity	(0.5)	(2.0)

	$3.8	$(8.8)

      Total comprehensive income, which is net of related tax, for the quarter and three quarters ended April 1, 2005 and April 2, 2004 was comprised of the following:

	Quarter Ended		Three Quarters Ended
	April 1,	April 2,	April 1,	April 2,
	2005	2004	2005	2004
	(In millions)
Net income	$55.8	$35.5	$141.0	$94.6
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available-for-sale	(0.5)	0.5	1.2	0.3
Foreign currency translation	(5.0)	2.6	9.9	8.7
Net unrealized gain (loss) on hedging activity	0.2	(0.7)	1.5	(2.6)

Total comprehensive income	$50.5	$37.9	$153.6	$101.0

Note E – Receivables

      Receivables are summarized below:

	April 1,	July 2,
	2005	2004
	(In millions)
Accounts receivable	$493.7	$456.1
Notes receivable due within one year-net	11.9	14.1

	505.6	470.2
Less allowances for collection losses	(17.0)	(12.7)

	$488.6	$457.5

Note F – Inventories and Unbilled Costs

      Inventories are summarized below:

	April 1,	July 2,
	2005	2004
	(In millions)
Finished products	$41.3	$45.6
Work in process	26.7	22.2
Raw materials and supplies	168.2	153.1

	$236.2	$220.9

      Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $102.1 million at April 1, 2005 and $134.4 million at July 2, 2004.

Note G – Plant and Equipment

      Plant and equipment are summarized below:

	April 1,	July 2,
	2005	2004
	(In millions)
Land	$9.6	$9.6
Buildings	302.7	290.8
Machinery and equipment	647.1	596.2

	959.4	896.6
Less allowances for depreciation	(656.4)	(613.3)

	$303.0	$283.3

      Depreciation expense related to plant and equipment for the quarter and three quarters ended April 1, 2005 was $14.3 million and $38.3 million, respectively. Depreciation expense related to plant and equipment for the quarter and three quarters ended April 2, 2004 was $12.4 million and $37.5 million, respectively.

Note H – Goodwill and Identifiable Intangible Assets

Goodwill

      Changes in the carrying amount of goodwill during the first three quarters of fiscal 2005, by business segment, are as follows:

	Government
	Communications	RF	Microwave	Broadcast
	Systems	Communications	Communications	Communications	Total
	(In millions)
Balance at July 2, 2004	$76.9	$6.0	$24.5	$115.9	$223.3
Goodwill acquired during the period	49.7	—	—	292.9	342.6
Other (including translation and true-ups of previously estimated purchase price allocations)	(0.3)	—	2.0	2.2	3.9

Balance at April 1, 2005	$126.3	$6.0	$26.5	$411.0	$569.8

Identifiable Intangible Assets

      We have identifiable intangible assets primarily related to technology acquired through acquisition. The unamortized identifiable intangible assets, which are included in “Identifiable intangible assets” on our Consolidated Balance Sheet, were $102.9 million at April 1, 2005 and $10.1 million at July 2, 2004. Accumulated amortization related to identifiable intangibles was $14.6 million at April 1, 2005 and $7.3 million at July 2, 2004. Our identifiable intangible assets are being amortized over their useful economic lives, which range from 4 years to 17 years. The weighted average useful life of our identifiable intangible assets is 8.2 years. Amortization expense related to identifiable intangible assets for the quarter and three quarters ended April 1, 2005 was $3.8 million and $7.3 million, respectively. Amortization expense related to identifiable intangible assets for the quarter and three quarters ended April 2, 2004 was $0.4 million and $1.6 million, respectively. The estimated amortization expense for the quarter ending July 1, 2005 is $3.8 million and for the five fiscal years following fiscal 2005 and in total thereafter is: $14.8 million in fiscal 2006, $14.6 million in fiscal 2007, $14.5 million in fiscal 2008, $14.4 million in fiscal 2009, $13.7 million in fiscal 2010, and $27.1 million thereafter.

Note I – Accrued Warranties

      Changes in our warranty liability, which are included as a component of “Other accrued items” on our Consolidated Balance Sheet, during the first three quarters of fiscal 2005 are as follows:

(In millions)
Balance at July 2, 2004	$18.3
Warranty provision for sales made during the three quarters ended April 1, 2005	9.4
Settlements made during the three quarters ended April 1, 2005	(10.0)
Other adjustments to the warranty liability, including those for foreign currency translation, during the three quarters ended April 1, 2005	0.6

Balance at April 1, 2005	$18.3

      On long-term contract sales in our Government Communications Systems and RF Communications segments, the value or price of our warranty is generally included in the contract and funded by the customer. A provision is built into the estimated program costs when determining the profit rate to accrue when applying the percentage-of-completion revenue recognition method. Warranty costs, if incurred, are charged to the specific program’s cost, and both revenue and cost are recognized at that time. Factors that affect the estimated program cost for warranty include terms of the contract, number of installed units, historical experience, and management’s judgment regarding anticipated rates of warranty claims and cost per claim.

      On product sales in our RF Communications, Microwave Communications, and Broadcast Communications segments, we provide for future warranty costs upon product delivery. The specific terms and conditions of those warranties vary depending upon the product sold and country in which we do business. In the case of products sold by us, our warranties generally start from the delivery date and continue as follows:

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

      Automation software products sold by our Broadcast Communications segment and network management software products sold by our Microwave Communications segment generally carry a 30 to 90 day warranty from the date of acceptance. Our liability under these warranties is either to provide a corrected copy of any portion of the software found not to be in substantial compliance with the agreed upon specifications, or to provide a full refund.

      Our software license agreements in our Broadcast Communications and Microwave Communications segments generally include certain provisions for indemnifying customers against liabilities should our software products infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnification and have not accrued any liabilities related to such obligations in our consolidated financial statements.

Note J – Net Income Per Share

      The computations of diluted net income per share are as follows:

	Quarter Ended		Three Quarters Ended
	April 1,	April 2,	April 1,	April 2,
	2005	2004	2005	2004
	(In millions, except per share amounts)
Net income	$55.8	$35.5	$141.0	$94.6
Impact of convertible debentures	0.9	0.9	2.7	2.7

Net income used in diluted share calculation(A)	$56.7	$36.4	$143.7	$97.3

Basic weighted average shares outstanding	132.8	132.3	132.7	132.5
Impact of dilutive stock options	2.0	1.9	2.0	1.2
Impact of convertible debentures	6.6	6.6	6.6	6.6

Diluted weighted average shares outstanding(B)	141.4	140.8	141.3	140.3

Net income per diluted share(A)(B)	$.40	$.26	$1.02	$.69

      In fiscal 2003, we issued $150 million of 3.5% Convertible Debentures due 2022. Holders of the debentures will have the right to convert each of their debentures into shares of our common stock prior to the stated maturity of the debentures under any of the following circumstances:

•	during any calendar quarter, if the closing sale price of our common stock, for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the previous calendar quarter, is more than 110 percent of the applicable conversion price per share of our common stock on such last trading day,

•	debentures called for redemption may be surrendered for conversion until the close of business on the business day immediately preceding the redemption date,

•	during any period that the long-term credit rating assigned to the debentures by either of Moody’s Investors Service Inc. or Standard & Poor’s Ratings Group is at or below Ba1 or BB+, respectively, or if the debentures no longer are rated by either of these ratings services, or if the ratings for the debentures have been suspended by either of these ratings services, or

•	upon the occurrence of specified corporate transactions, including if we make a significant distribution to holders of our common stock or if we are a party to specified consolidations, mergers or transfers of all or substantially all of our properties and assets.

      After giving effect to the adjustment in connection with our recent stock split, a holder will receive 44.2404 shares of our common stock for each $1,000 of debentures surrendered for conversion. This represents a conversion price of $22.60 per share of our common stock based on the issue price of the debentures. The conversion rate may be adjusted for certain reasons. Based upon satisfaction of the market price trigger as of the end of the calendar quarter ended March 31, 2005, these debentures will be convertible into shares of our common stock during the second quarter of calendar year 2005.

Note K – Non-Operating Income (Loss)

      The components of non-operating income (loss) are as follows:

	Quarter Ended		Three Quarters Ended
	April 1,	April 2,	April 1,	April 2,
	2005	2004	2005	2004
	(In millions)
Gain (loss) from the sale of securities available-for-sale	$(0.6)	$0.4	$(3.7)	$2.5
Write-downs of investments for other than temporary decreases in market value	—	—	(1.1)	—
Write-down of interest in Teltronics	—	—	—	(5.0)
Royalty income (expense)	(0.3)	(1.0)	(1.2)	(3.6)
Equity loss	—	—	(0.1)	—
Expenses and fees associated with selected investments and other items	(0.1)	(0.8)	(0.1)	(1.3)

	$(1.0)	$(1.4)	$(6.2)	$(7.4)

Note L – Business Segments

      We are structured primarily around the markets we serve and operate in four business segments: Government Communications Systems, RF Communications, Microwave Communications and Broadcast Communications. Our Government Communications Systems segment engages in advanced research and develops, designs, produces and provides services for advanced communication and information processing systems, primarily to the U.S. Department of Defense and various other agencies of the U.S. Government. Our RF Communications segment performs advanced research and develops, designs, manufactures and sells secure tactical radio products and provides services related to secure tactical radio products, primarily to the U.S. Department of Defense and various foreign defense agencies. Our Microwave Communications segment designs, manufactures, sells and services microwave radio products and develops, designs, produces, sells and services network management systems, primarily to cellular network providers and private network users. Our Broadcast Communications segment designs, manufactures, sells and services television and radio transmission products; develops, designs, produces, sells and services software solutions for the broadcast media industry related to automation, asset management control and workflow; and designs, manufactures, sells and services broadcast networking systems and products, primarily to radio and television broadcasters as well as government agencies.

      The accounting policies of our operating segments are the same as those described in the “Significant Accounting Policies” footnote in our Fiscal 2004 Form 10-K. We evaluate each segment’s performance based on its “operating income or loss,” which we define as profit or loss from operations before income taxes, excluding interest income and expense, equity income and gains or losses from securities and other investments. Intersegment sales are transferred at cost to the buying division and the sourcing division recognizes a normal profit that is eliminated. The “Corporate eliminations” line item in the tables below represents the elimination of intersegment sales and their related profits.

      Total assets by business segment are summarized below:

	April 1,	July 2,
	2005	2004
	(In millions)
Total Assets
Government Communications Systems	$635.8	$516.9
RF Communications	213.3	190.3
Microwave Communications	339.7	338.9
Broadcast Communications	736.8	360.4
Headquarters	448.1	819.3

	$2,373.7	$2,225.8

      Segment revenue, segment operating income (loss) and a reconciliation of segment operating income (loss) to total income from continuing operations before income taxes follows:

	Quarter Ended		Three Quarters Ended
	April 1,	April 2,	April 1,	April 2,
	2005	2004	2005	2004 (2)
	(In millions)
Revenue
Government Communications Systems	$464.0	$394.8	$1,343.5	$1,070.7
RF Communications	143.7	116.1	373.3	310.9
Microwave Communications	74.3	81.5	229.2	232.9
Broadcast Communications	103.2	73.3	269.5	198.1
Corporate eliminations	(13.1)	(11.7)	(36.8)	(16.8)

	$772.1	$654.0	$2,178.7	$1,795.8

Income From Continuing Operations Before Income Taxes
Segment Operating Income (Loss):
Government Communications Systems	$52.3	$43.0	$150.5	$111.2
RF Communications	49.6	33.0	113.5	87.5
Microwave Communications	1.1	(2.2)	4.6	(6.3)
Broadcast Communications	6.9	0.5	10.2	4.2
Headquarters expense	(15.4)	(14.3)	(42.8)	(39.2)
Corporate eliminations	(5.8)	(2.3)	(10.2)	(4.6)
Non-operating income (loss) (1)	(1.0)	(1.4)	(6.2)	(7.4)
Net interest	(4.5)	(4.3)	(12.6)	(14.1)

	$83.2	$52.0	$207.0	$131.3

(1)	“Non-operating income (loss)” includes equity income (loss), royalties and related intellectual property expenses, gains and losses from the sale of securities available-for-sale, write-downs of investments and expenses and fees associated with our selected investments and other items. Additional information regarding non-operating income (loss) is set forth in Note K — “Non-Operating Income (Loss).”

(2)	Non-operating income (loss) for the three quarters ended April 2, 2004 includes a $5.0 million pretax write-down of our interest in Teltronics, and a $7.5 million pretax loss and a $6.4 million pretax gain, respectively, in two unrelated patent infringement cases.

Note M – Income Taxes

      The provision for income taxes as a percentage of pretax income increased from 32.0 percent and 29.5 percent in the quarter and three quarters ended April 2, 2004, respectively, to 33.0 percent and 31.9 percent in the quarter and three quarters ended April 1, 2005, respectively. The increase in the year-to-date rate is primarily due to the settlement of a foreign tax audit in the second quarter of fiscal 2004 that resulted in an income tax benefit of $3.3 million. In the three quarters ended April 1, 2005, the rate was affected by a $3.5 million reduction in taxes primarily due to the resolution of certain tax issues for which liabilities had previously been established, as well as a $3.8 million non-deductible write-off of in-process research and development related to our Encoda acquisition. The tax rates for both fiscal 2004 and the first three quarters of fiscal 2005 were lower than the federal and state statutory rate and benefited from the impact of export sales and the use of state, local and foreign income tax loss carryforwards.

      In October 2004, the American Jobs Creation Act of 2004 was signed into law. The Act includes a one year reduced tax rate on repatriation of foreign earnings and a phased-in tax deduction provided for qualifying domestic production activities. We are currently evaluating the impact of the Act. Without additional clarifying regulations, however, we are unable to complete the evaluation or to determine any potential income tax effects, including the potential range of income tax effect as a result of the Act’s repatriation provision. We expect to complete our evaluation by the end of our 2005 fiscal year.

Note N – Contingencies

      On July 29, 2002, we received a demand letter from Bourdex Telecommunications Limited (“Bourdex”), a Nigerian-based customer for a product of our former analog base station business and related services, alleging (i) breach of contract and (ii) deceit based upon misrepresentation. In accordance with the contract, we submitted an arbitration request pursuant to the International Chamber of Commerce’s Procedural Rules asking for a determination that we fully complied with the contract and that we owed no further duty to Bourdex. In January 2003, Bourdex restated its demand at $22.3 million. The arbitration hearing took place beginning in March 2004 and concluded in July 2004. Based on that hearing, the parties received a decision from the arbitration panel in January 2005 indicating that we breached a duty to Bourdex, based on a special relationship that developed between the parties. According to the decision, other issues still need to be considered, subject to further pleadings on the topic of appropriate remedies, if any. After the January 2005 decision, Bourdex continued to revise its demands. The current demand is for approximately $35 million. We intend to continue the vigorous defense of this claim and consider appropriate appellate relief. We believe that the potential losses related to this case range from no liability to the amount of Bourdex’s demand. We have not accrued any liability for this item as of April 1, 2005.

NOTE O — CREDIT ARRANGEMENTS

     On March 31, 2005, we entered into a $500 million five-year senior unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of lenders. The Credit Agreement provides for the extension of credit to us in the form of revolving loans and letters of credit issuances at any time during the term of the Credit Agreement, in an aggregate principal amount at any time outstanding not to exceed $500 million. The Credit Agreement may be used for working capital and other general corporate purposes and to support any commercial paper that we may issue. At April 1, 2005 we did not have any commercial paper outstanding. At our election, borrowings under the Credit Agreement will bear interest either at LIBOR plus an applicable margin or at the base rate. The base rate is a fluctuating rate equal to the higher of the Federal funds rate plus 0.50% or SunTrust Bank’s publicly announced prime lending rate. The Credit Agreement provides that the interest rate margin over LIBOR will increase or decrease based on changes in the ratings of our senior, unsecured long-term debt securities. The availability of borrowing under the Credit Agreement is not contingent upon our debt rating. We are not required to maintain compensating balances in connection with the Credit Agreement. We are also permitted to request borrowings with interest rates and terms that are to be set pursuant to competitive bid procedures or directly negotiated with a lender or lenders.

     The Credit Agreement contains certain covenants, including covenants limiting liens on our assets; limiting certain mergers, consolidations or sales of assets; limiting certain sale and leaseback transactions; limiting certain vendor financing investments; and limiting the use of proceeds for hostile acquisitions. The Credit Agreement also prohibits our consolidated ratio of total indebtedness to total capital to be greater than 0.60 to 1.00 and prohibits our consolidated ratio of adjusted EBITDA to net interest expense to be less than 3.00 to 1.00 for any four-quarter period. The Credit Agreement contains certain events of default, including payment defaults; failure to perform or observe terms and covenants; material inaccuracy of representations or warranties; default under other indebtedness with a principal amount in excess of $50 million; the occurrence of one or more judgments or orders for the payment of money in excess of $50 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $50 million; failure to pay debts as they come due, or our bankruptcy; or a change of control, including if a person or group acquires more than 25% of our voting stock. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the Credit Agreement are due and mature on March 31, 2010, unless the commitments are terminated earlier either at our request or if certain events of default occur. At April 1, 2005, no borrowings were outstanding under the Credit Agreement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Harris Corporation

      We have reviewed the consolidated balance sheet of Harris Corporation and subsidiaries as of April 1, 2005, and the related consolidated statements of income for the quarter and three quarters ended April 1, 2005, and the consolidated statement of cash flows for the three quarters ended April 1, 2005. These consolidated financial statements are the responsibility of the Company’s management.

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

Certified Public Accountants

Orlando, Florida
April 20, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

      The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand Harris. MD&A is provided as a supplement to, should be read in conjunction with and is qualified in its entirety by reference to, our Consolidated Financial Statements and related Notes to Consolidated Financial Statements (“Notes”) appearing elsewhere in this report. In addition, reference should be made to our audited Consolidated Financial Statements and related Notes thereto and related MD&A included in our Fiscal 2004 Form 10-K. Except for the historical information contained herein, the discussions in MD&A contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under “Forward-Looking Statements and Factors that May Affect Future Results.” All share and per share amounts have been adjusted to reflect the stock split in the form of a 100 percent stock dividend effected on March 30, 2005.

      The following is a list of the sections of MD&A contained in this report, together with our perspective on the contents of these sections of MD&A, which we hope will make reading these pages more productive.

•	Operations Review – an analysis of our consolidated results of operations and of the results in each of our four operating segments, to the extent the operating segment results are material to an understanding of our business as a whole, for the periods presented in our Consolidated Financial Statements, in-process research and development, discontinued operations and our outlook.

•	Liquidity and Capital Resources – an analysis of cash flows, common stock repurchases, dividend policy, capital structure and resources, off-balance sheet arrangements, commercial commitments and contractual obligations.

•	Application of Critical Accounting Policies – a discussion of accounting policies that require critical judgments and estimates, and of accounting pronouncements that have been issued but not yet implemented by us and their potential impact.

•	Forward-Looking Statements and Factors that May Affect Future Results – cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.

OPERATIONS REVIEW

Highlights

      Operations highlights for the third quarter of fiscal 2005 include:

•	Revenues increased 18.1 percent from $654.0 million in the third quarter of fiscal 2004 to $772.1 million in the third quarter of fiscal 2005;

•	Income from continuing operations increased 57.6 percent from $35.4 million, or $.26 per diluted share, in the third quarter of fiscal 2004 to $55.8 million, or $.40 per diluted share, in the third quarter of fiscal 2005;

•	Government Communications Systems segment achieved revenue and operating income growth of 17.5 percent and 21.6 percent, respectively, compared to the third quarter of fiscal 2004;

•	RF Communications segment achieved revenue and operating income growth of 23.8 percent and 50.3 percent, respectively, compared to the third quarter of fiscal 2004;

•	Broadcast Communications segment experienced revenue growth of 40.8 percent, compared to the third quarter of fiscal 2004, and had operating income of $6.9 million as compared to $0.5 million in the third quarter of fiscal 2004. These results include the contribution from our acquisition of Encoda, which we completed during the second quarter of fiscal 2005; and

•	Microwave Communications segment experienced an 8.8 percent decline in revenue compared to the third quarter of fiscal 2004 and operating income of $1.1 million in the third quarter of fiscal 2005 compared to an operating loss of $2.2 million in the third quarter of fiscal 2004.

Revenue and Income From Continuing Operations

	Quarter Ended			Three Quarters Ended
	April 1,	April 2,	%	April 1,	April 2,	%
	2005	2004	Inc / (Dec)	2005	2004	Inc / (Dec)
	(In millions, except per share amounts)
Revenue	$772.1	$654.0	18.1%	$2,178.7	$1,795.8	21.3%
Income from continuing operations	$55.8	$35.4	57.6%	$141.0	$92.6	52.3%
% of revenue	7.2%	5.4%		6.5%	5.2%
Income from continuing operations per diluted common share	$.40	$.26	53.8%	$1.02	$.68	50.0%

      Third Quarter 2005 Compared With Third Quarter 2004: Our revenue for the quarter ended April 1, 2005 was $772.1 million, an increase of 18.1 percent compared to the prior-year’s comparable period. The increase in revenue was driven by increased revenue in our Government Communications Systems, RF Communications and Broadcast Communications segments. Our Broadcast Communications segment and our Government Communications Systems segment benefited from the acquisitions of Encoda and Orkand, respectively.

      Income from continuing operations for the quarter ended April 1, 2005 was $55.8 million, or $.40 per diluted share, compared to $35.4 million, or $.26 per diluted share, for the quarter ended April 2, 2004. The increase in income from continuing operations in the third quarter of fiscal 2005 when compared to the third quarter of fiscal 2004 resulted from increased operating income at each of our segments. Our RF Communications segment's operating income increased 50.3 percent, and operating income in our Government Communications Systems segment grew 21.6 percent. Our Microwave Communications segment generated operating income of $1.1 million in the third quarter of fiscal 2005 compared to an operating loss of $2.2 million in the third quarter of fiscal 2004. Our Broadcast Communications segment’s operating income increased to $6.9 million in the third quarter of fiscal 2005 compared to $0.5 million in the third quarter of fiscal 2004, primarily due to the acquisition of Encoda.

      Highlights of the third quarter of fiscal 2005 included further penetration of our government business into civil and technical services markets and increased momentum in our tactical radio business. In addition, in the third quarter of fiscal 2005 gross margin improved in our microwave business from the successful international rollout of the new TRuepoint™ family of microwave products. Our broadcast business also delivered higher gross margin in its core business and essentially completed the integration of Encoda, which significantly expands the market reach of our broadcast business.

      First Three Quarters 2005 Compared With First Three Quarters 2004: Our revenue for the three quarters ended April 1, 2005 was $2,178.7 million, an increase of 21.3 percent compared to the prior-year’s comparable period. Revenue increased in our Government Communications Systems, RF Communications and Broadcast Communications segments. Our Broadcast Communications segment and our Government Communications Systems segment benefited from the acquisitions of Encoda and Orkand, respectively.

      Income from continuing operations for the three quarters ended April 1, 2005 was $141.0 million, or $1.02 per diluted share, compared to $92.6 million, or $.68 per diluted share, for the three quarters ended April 2, 2004. The increase in income from continuing operations in the first three quarters of fiscal 2005 when compared to the first three quarters of fiscal 2004 primarily resulted from increased operating income in each of our segments. Operating income in our Government Communications Systems segment increased 35.3 percent. Our RF Communications segment’s operating income increased 29.7 percent during the first three quarters of fiscal 2005 when compared to the prior-year’s comparable period. Our Microwave Communications segment generated operating income of $4.6 million in the first three quarters of fiscal 2005 compared to an operating loss of $6.3 million in the first three quarters of fiscal 2004. Our Broadcast Communications segment’s operating income increased to $10.2 million in the first three quarters of fiscal 2005 compared with $4.2 million in the first three quarters of fiscal 2004. Our Broadcast Communications segment’s results include contributions from the Encoda acquisition, as well as a $4.8 million impairment of capitalized software and a $3.8 million write-off of in-process research and development.

Gross Margin

	Quarter Ended			Three Quarters Ended
	April 1,	April 2,	%	April 1,	April 2,	%
	2005	2004	Inc / (Dec)	2005	2004	Inc / (Dec)
	(In millions)
Revenue	$772.1	$654.0	18.1%	$2,178.7	$1,795.8	21.3%
Cost of product sales and services	(547.4)	(492.7)	11.1%	(1,591.7)	(1,346.8)	18.2%
Gross margin	$224.7	$161.3	39.3%	$587.0	$449.0	30.7%
% of revenue	29.1%	24.7%		26.9%	25.0%

      Third Quarter 2005 Compared With Third Quarter 2004: Our gross margin (revenue less cost of product sales and services) as a percentage of revenue increased from 24.7 percent in the third quarter of fiscal 2004 to 29.1 percent in the third quarter of fiscal 2005 as a result of increased gross margins at each of our business segments. The gross margin was significantly impacted by the acquisition of Encoda in our Broadcast Communications segment and increased margins and revenue mix from our RF Communications segment. Encoda sells software solution products and services that carry higher gross margins than most of our other products and services. See the “Discussion of Business Segments” section of this MD&A for further information.

      First Three Quarters 2005 Compared With First Three Quarters 2004: Our gross margin as a percentage of revenue increased from 25.0 percent in the first three quarters of fiscal 2004 to 26.9 percent in the first three quarters of fiscal 2005. The increase in gross margin in the first three quarters was significantly impacted by our acquisition of Encoda in our Broadcast Communications segment and increased margins and revenue mix from our RF Communications segment. Gross margins also improved in our Microwave Communications and Government Communications Systems segments. See the “Discussion of Business Segments” section of this MD&A for further information.

Engineering, Selling and Administrative Expenses

	Quarter Ended			Three Quarters Ended
	April 1,	April 2,	%	April 1,	April 2,	%
	2005	2004	Inc / (Dec)	2005	2004	Inc / (Dec)
	(In millions)
Engineering, selling and administrative expenses	$136.0	$103.6	31.3%	$361.2	$296.2	21.9%
% of revenue	17.6%	15.8%		16.6%	16.5%

      Third Quarter 2005 Compared With Third Quarter 2004: Our engineering, selling and administrative expenses increased from $103.6 million in the third quarter of fiscal 2004 to $136.0 million in the third quarter of fiscal 2005. As a percentage of revenue, these expenses increased from 15.8 percent in the third quarter of fiscal 2004 to 17.6 percent in the third quarter of fiscal 2005. Engineering, selling and administrative expenses as a percentage of revenue were flat year-over-year excluding the impact of Encoda, which is reflected in our Broadcast Communications segment. Additionally, our Government Communications Systems and RF Communications segments had higher research and development costs. The rate of increase in engineering, selling and administrative expenses was lower than the rate of increase in revenue in our Government Communications Systems segment. Corporate eliminations and headquarters expense, which are included in engineering, selling and administrative expenses, also increased by $3.5 million and $1.1 million, respectively, in the third quarter of fiscal 2005 when compared to the prior-year's comparable period. The increase in corporate eliminations was due to an increase in intersegment sales between our Broadcast Communications and Government Communications Systems segments related to our FAA Telecommunications Infrastructure (“FTI”) program in fiscal 2005. See the “Discussion of Business Segments” section of this MD&A for further information.

      First Three Quarters 2005 Compared With First Three Quarters 2004: Our engineering, selling and administrative expenses increased from $296.2 million in the first three quarters of fiscal 2004 to $361.2 million in the first three quarters of fiscal 2005. As a percentage of revenue, these expenses increased slightly from 16.5 percent in the first three quarters of fiscal 2004 to 16.6 percent in the first three quarters of fiscal 2005. Engineering, selling and administrative expenses increased for the same reasons as those noted above for the third quarter of fiscal 2005 and also as a result of a $3.8 million write-off of in-process research and development related to our acquisition of Encoda. See the “Discussion of Business Segments” section of this MD&A for further information.

Non-Operating Income (Loss)

	Quarter Ended			Three Quarters Ended
	April 1,	April 2,	%	April 1,	April 2,	%
	2005	2004	Inc / (Dec)	2005	2004	Inc / (Dec)
	(In millions)
Non-operating income (loss)	$(1.0)	$(1.4)	(28.6)%	$(6.2)	$(7.4)	(16.2)%

      Third Quarter 2005 Compared With Third Quarter 2004: Our non-operating loss was $1.0 million in the third quarter of fiscal 2005, compared to a non-operating loss of $1.4 million in the third quarter of fiscal 2004. The change was primarily due to a $1.4 million decrease in expenses and fees associated with royalties and selected investments. This decrease in expenses was partially offset by the difference in gain (loss) on the sale of securities available-for-sale, which was a loss of $0.6 million in the third quarter of fiscal 2005 compared to a $0.4 million gain in the third quarter of fiscal 2004.

      First Three Quarters 2005 Compared With First Three Quarters 2004: Our non-operating loss was $6.2 million for the three quarters ended April 1, 2005, compared to a non-operating loss of $7.4 million for the three quarters ended April 2, 2004. The change between the first three quarters of fiscal 2005 and the prior-year’s comparable period was primarily due to a $5.0 million write-down of our interest in Teltronics, Inc. in the second quarter of fiscal 2004. This was partially offset by the difference in gain (loss) on the sale of securities available-for-sale. In the first three quarters of fiscal 2005 we had a loss of $3.7 million on the sale of securities, as well as the recognition of a $1.1 million other-than-temporary impairment in an investment, which compares to a $2.5 million gain on the sale of securities available-for-sale during the first three quarters of fiscal 2004. Also, we had $3.6 million less expense related to royalties and selected investments in the first three quarters of fiscal 2005 compared to the prior-year’s comparable period.

Interest Income and Interest Expense

	Quarter Ended			Three Quarters Ended
	April 1,	April 2,	%	April 1,	April 2,	%
	2005	2004	Inc / (Dec)	2005	2004	Inc / (Dec)
	(In millions)
Interest income	$1.6	$1.6	—%	$5.5	$4.4	25.0%
Interest expense	(6.1)	(5.9)	3.4%	(18.1)	(18.5)	(2.2)%

      Third Quarter 2005 Compared With Third Quarter 2004: Our interest income was unchanged from the third quarter of fiscal 2004 to the third quarter of fiscal 2005, at $1.6 million. Higher rates of interest earned on our cash and cash equivalents were offset by lower cash balances as a result of the acquisitions of Encoda and Orkand. Our interest expense increased slightly from $5.9 million in the third quarter of fiscal 2004 to $6.1 million in the third quarter of fiscal 2005.

      First Three Quarters 2005 Compared With First Three Quarters 2004: Our interest income increased from $4.4 million in the first three quarters of fiscal 2004 to $5.5 million in the first three quarters of fiscal 2005. Higher rates of interest earned on our cash and cash equivalents were offset partially by lower cash balances as a result of the acquisitions of Encoda and Orkand. Our interest expense decreased from $18.5 million in the first three quarters of fiscal 2004 to $18.1 million in the first three quarters of fiscal 2005 due to lower short-term debt balances.

Income Taxes

	Quarter Ended			Three Quarters Ended
	April 1,	April 2,	%	April 1,	April 2,	%
	2005	2004	Inc / (Dec)	2005	2004	Inc / (Dec)
	(In millions)
Income taxes	$27.4	$16.6	65.1%	$66.0	$38.7	70.5%
Effective tax rate	33.0%	32.0%		31.9%	29.5%

      Third Quarter 2005 Compared With Third Quarter 2004: Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) increased from 32.0 percent in the third quarter of fiscal 2004 to 33.0 percent in the third quarter of fiscal 2005. We adjusted our effective tax rate from 32.0 percent in fiscal 2004 to 33.0 percent in fiscal 2005 primarily due to the increase in our earnings and the fixed nature of tax credits and other benefits received in both years related to export sales and the use of state, local and foreign income tax loss carryforwards. We expect the effective tax rate to remain at 33.0 percent in the fourth quarter of fiscal 2005. Both fiscal 2005 and fiscal 2004 effective tax rates were lower than the federal and state statutory rates and benefited from the impact of export sales and the use of state, local and foreign income tax loss carryforwards.

      First Three Quarters 2005 Compared With First Three Quarters 2004: Our effective tax rate increased from 29.5 percent for the first three quarters of fiscal 2004 to 31.9 percent for the first three quarters of fiscal 2005. The increase in the rate is primarily due to the settlement of a foreign tax audit in the second quarter of fiscal 2004 that resulted in an income tax benefit of $3.3 million. In addition, in the second quarter of fiscal 2005 the rate was affected by a $3.5 million reduction in taxes from the resolution of certain tax issues for which liabilities had previously been established, as well as a $3.8 million non-deductible write-off of in-process research and development related to our Encoda acquisition. The remaining increase in the rate was mainly driven by the items noted above for the increase from the third quarter of fiscal 2004 to the third quarter of fiscal 2005. Both fiscal 2005 and fiscal 2004 effective tax rates were lower than the federal and state statutory rates and benefited from the impact of export sales and the use of state, local and foreign income tax loss carryforwards.

Discussion of Business Segments

Government Communications Systems Segment

	Quarter Ended			Three Quarters Ended
	April 1,	April 2,	%	April 1,	April 2,	%
	2005	2004	Inc / (Dec)	2005	2004	Inc / (Dec)
	(In millions)
Revenue	$464.0	$394.8	17.5%	$1,343.5	$1,070.7	25.5%
Segment operating income	52.3	43.0	21.6%	150.5	111.2	35.3%
% of revenue	11.3%	10.9%		11.2%	10.4%

      Third Quarter 2005 Compared With Third Quarter 2004: Government Communications Systems segment revenue increased 17.5 percent and operating income increased 21.6 percent from the third quarter of fiscal 2004 to the third quarter of fiscal 2005. Major revenue drivers in the quarter included the FTI program, the Patriot technical services program for the National Reconnaissance Office ("NRO"), the Iraqi Media Network program, and sales from Orkand, a leading provider of technical services and information technology that we acquired at the beginning of fiscal 2005.

      Government Communications Systems segment operating income improved during the third quarter of fiscal 2005 when compared to the prior-year’s comparable period due to excellent program execution. Engineering, selling and administrative expenses increased in our Government Communications Systems segment in the third quarter of fiscal 2005 when compared to the third quarter of fiscal 2004 primarily due to additional research and development.

      New programs won during the third quarter of fiscal 2005 include a potential $77 million, three-year program for single-user-interface software for National Security Agency analysts; and a $37 million, three-year contract to provide large, unfurable spaceborne antennas for the Mobile User Objective System, which will enhance the U.S. Navy existing satellite tactical communications system. Following the end of the third quarter of fiscal 2005 we won a potential $350 million, 10-year program to provide tactical common data links for the U.S. Navy LAMPS helicopters.

      First Three Quarters 2005 Compared With First Three Quarters 2004: Government Communications Systems segment revenue increased 25.5 percent and operating income increased 35.3 percent from the first three quarters of fiscal 2004 to the first three quarters of fiscal 2005 for the same reasons as noted above. Government Communications Systems segment operating income also benefited by $10.7 million in the first three quarters of fiscal 2005 as a result of the final settlement of fiscal 2001 and an anticipated settlement of fiscal 2002 program overhead rates. The final settlement of fiscal 2001 and the anticipated settlement of fiscal 2002 overhead rates resulted in a more favorable outcome than we previously estimated and reflected in our reserve position.

      In addition to the third quarter of fiscal 2005 events noted above, the following activities occurred during the first two quarters of fiscal 2005:

•	We acquired Orkand, a privately-held, leading provider of technical services and information technology for U.S. Government agencies, including the Department of State, Department of Labor, Department of the Interior, Department of Health and Human Services, Department of Energy and U.S. Postal Service. The amount of consideration to the former shareholders and option holders of Orkand was $67.3 million and was paid out of interest-bearing cash and cash equivalents. The Orkand acquisition resulted in goodwill of $49.7 million and identifiable intangible assets of $9.2 million. The identifiable intangible assets are being amortized on a straight-line basis over periods of 10 and 5 years, respectively. Orkand sales for the twelve months ended June 2004 were approximately $84 million. For further information, see Note C – Business Combinations in the Notes to Consolidated Financial Statements included elsewhere herein.

•	We were selected by the NRO for a potential $1 billion, 10-year contract (Patriot program) to provide operations, maintenance and support services for the agency’s global communications and information systems.

•	We were awarded contracts on two next-generation aerial surveillance platforms – the Battle Management Command and Control portion for the U.S. Air Force E-10A aircraft, and the U.S. Army’s Aerial Common Sensor (“ACS”) program. As part of the ACS program, we were awarded a $75 million, 3-year, communications integration contract with a potential value of $500 million over 20 years.

•	We were awarded a $275 million contract by the FAA to add mission support services into the FTI program scope. Total estimated value of the FTI program for us is now $2.2 billion through 2017.

•	We were awarded a contract with a potential value of $175 million over 9 years from the Defense Information Systems Agency in support of its Crisis Management System.

RF Communications Segment

	Quarter Ended			Three Quarters Ended
	April 1,	April 2,	%	April 1,	April 2,	%
	2005	2004	Inc / (Dec)	2005	2004	Inc / (Dec)
	(In millions)
Revenue	$143.7	$116.1	23.8%	$373.3	$310.9	20.1%
Segment operating income	49.6	33.0	50.3%	113.5	87.5	29.7%
% of revenue	34.5%	28.4%		30.4%	28.1%

      Third Quarter 2005 Compared With Third Quarter 2004: RF Communications segment revenue increased 23.8 percent and operating income increased 50.3 percent from the third quarter of fiscal 2004 to the third quarter of fiscal 2005. Domestic revenue drivers included deliveries on recent Army Modularity orders for both multiband and HF Falcon® II radios to be used in manpack and vehicular configurations. International revenue benefited from the continuing ramp-up of the Bowman program. Orders during the quarter more than doubled compared to the prior year’s comparable quarter and were significantly greater than sales, adding further strength to the backlog. Orders were evenly split between domestic and international markets.

      The operating income improvement in our RF Communications segment was driven by improved gross margin on higher sales volume and $8.5 million in cost savings from successful negotiations with contract manufacturers on the UK Bowman Tactical Radio Programme. Engineering, selling and administrative expenses increased in our RF Communications segment in the third quarter of fiscal 2005 when compared to the third quarter of fiscal 2004 due to additional research and development costs associated with the development of our Falcon® III products and expenses needed to sustain the growth in this segment’s revenue. The rate of increase in engineering, selling and administrative expenses was lower than the rate of increase in revenue.

      During the third quarter of fiscal 2005, the segment was awarded an Indefinite Delivery Indefinite Quantity (IDIQ) contract from the U.S. Marine Corps for HF radios valued at up to $75 million. Significant orders during the quarter also included $33 million from the U.S. Army for HF radios, which included $16 million in support of Army Modularity; $12 million for HF radios from the U.S. Marine Corps; $68 million for HF radios from the government of Pakistan; and $7 million from the government of Algeria.

      First Three Quarters 2005 Compared With First Three Quarters 2004: RF Communications segment revenue increased 20.1 percent and operating income increased 29.7 percent from the first three quarters of fiscal 2004 to the first three quarters of fiscal 2005. Sales and operating income growth during the first three quarters of fiscal 2005 was driven by the same reasons noted above for the increase in this segment’s revenue and operating income for the third quarter of fiscal 2005.

      In addition to the third quarter of fiscal 2005 events noted above, the following activities occurred during the first two quarters of fiscal 2005:

•	A Boeing-led team, which includes our RF Communications segment, was awarded a $54.6 million contract for the Joint Tactical Radio System-Airborne, Maritime/Fixed-Station program for the U.S. Department of Defense. The initial 15-month contract is for pre-system development and demonstrations. Total value to the winning team is expected to be more than $2 billion.

•	The U.S. Army awarded us two contracts to provide our Falcon II HF and multiband radios and related services for operations in Iraq and Afghanistan and for the U.S. Army’s Modularity program. Each contract was worth approximately $30 million.

Microwave Communications Segment

	Quarter Ended			Three Quarters Ended
	April 1,	April 2,	%	April 1,	April 2,	%
	2005	2004	Inc / (Dec)	2005	2004	Inc / (Dec)
	(In millions)
Revenue	$74.3	$81.5	(8.8)%	$229.2	$232.9	(1.6)%
Segment operating income (loss)	1.1	(2.2)	*	4.6	(6.3)	*
% of revenue	1.5%	(2.7)%		2.0%	(2.7)%

* Not meaningful

Third Quarter 2005 Compared With Third Quarter 2004: Microwave Communications segment revenue decreased 8.8 percent from the third quarter of fiscal 2004 to the third quarter of fiscal 2005. Revenue growth in North America in the third quarter of fiscal 2005 was offset by lower international revenue, reflecting weak international orders in the second quarter of fiscal 2005. International orders in the third quarter of fiscal 2005, however, increased significantly and were higher than sales, which should contribute to higher revenue in the fourth quarter of fiscal 2005. We continue to add manufacturing capacity for our new TRuepoint radios that are tailored for international markets. Orders for TRuepoint radios for the first three quarters of fiscal 2005 were approximately $30 million, and we expect TRuepoint revenue to exceed $30 million in fiscal year 2005.

      Operating income in our Microwave Communications segment improved in the third quarter of fiscal 2005 when compared to the prior-year’s comparable period by $3.3 million from an operating loss of $2.2 million in the third quarter of fiscal 2004 to operating income of $1.1 million in the third quarter of fiscal 2005. Gross margin improved as a result of increased shipments of TRuepoint, a new family of lower-cost microwave radios. Operating income also benefited from a shift away from lower-margin international projects. Engineering, selling and administrative expenses decreased in our Microwave Communications segment in the third quarter of fiscal 2005 when compared to the prior-year’s comparable period primarily as a result of prior-year cost reduction actions.

      In addition to North America, regions of strength during the third quarter of 2005 included the Middle East and Africa and an improving Latin American market. Major new orders during the third quarter of fiscal 2005 included MTN Nigeria, Vee Networks Limited in Nigeria, Nextel Brazil, and Umniah Mobile Company in Jordan, as well as contracts from various mobile and private network providers in North America. During the third quarter of fiscal 2005, we also signed a long-term preferred supplier agreement with Sprint to provide TRuepoint radios for their mobile services nationwide.

      First Three Quarters 2005 Compared With First Three Quarters 2004: Microwave Communications segment revenue decreased 1.6 percent from the first three quarters of fiscal 2004 to the first three quarters of fiscal 2005. This segment had operating income of $4.6 million in the first three quarters of fiscal 2005 compared to an operating loss of $6.3 million in the first three quarters of fiscal 2004. This decrease in revenue and improvement in operating income are for the same reasons as those noted above with respect to such items for this segment for the third quarter of fiscal 2005.

Broadcast Communications Segment

	Quarter Ended			Three Quarters Ended
	April 1,	April 2,	%	April 1,	April 2,	%
	2005	2004	Inc / (Dec)	2005	2004	Inc / (Dec)
	(In millions)
Revenue	$103.2	$73.3	40.8%	$269.5	$198.1	36.0%
Segment operating income	6.9	0.5	*	10.2	4.2	142.9%
% of revenue	6.7%	0.7%		3.8%	2.1%

* Not meaningful

      Third Quarter 2005 Compared With Third Quarter 2004: Broadcast Communications segment revenue increased 40.8 percent from the third quarter of fiscal 2004 to the third quarter of fiscal 2005. Encoda, which was acquired in the second quarter of fiscal 2005, made significant contributions to segment revenue. Revenue drivers also included increased sales in the U.S. of HD Radio™ transmission equipment. Revenue was dampened, however, by soft international market conditions for both analog and European-standard digital broadcast equipment.

      Operating income increased from $0.5 million in the third quarter of fiscal 2004 to $6.9 million in the third quarter of fiscal 2005. This increase in operating income was primarily due to the gross margin contributions from the acquisition of Encoda in the second quarter of fiscal 2005. Engineering, selling and administrative expenses increased significantly, which is also primarily due to the Encoda acquisition. Encoda’s products and services require a higher investment in research and development than most of our other products in this segment.

      U.S. orders for digital TV transmission equipment increased in the third quarter of fiscal 2005 when compared to the prior-year quarter, reflecting measured progress in the domestic rollout of digital TV. Orders included equipment for Gray Communications, the Tri-State Christian Network, and Liberty Corporation. Following the close of the third quarter of fiscal 2005, we signed a deal with TV Azteca to provide digital television equipment that will distribute HDTV programming to nine cities in Mexico. We also received our first order for our H-Class™ next-generation enterprise software from British Sky Broadcasting to be used as part of its forthcoming high-definition television services. The build-out of the national HD Radio infrastructure also continued in the third quarter of fiscal 2005. Orders included a contract with National Public Radio affiliate WJCT-FM in Jacksonville, Florida.

      First Three Quarters 2005 Compared With First Three Quarters 2004: Broadcast Communications segment revenue increased 36.0 percent from the first three quarters of fiscal 2004 to the first three quarters of fiscal 2005, and operating income increased from $4.2 million in the first three quarters of fiscal 2004 to $10.2 million in the first three quarters of fiscal 2005. Revenue and operating income improved for the same reasons noted above with respect to such items for this segment for the third quarter of fiscal 2005.

      In addition to the third quarter of fiscal 2005 events noted above, the following activities occurred during the first two quarters of fiscal 2005:

•	In the first quarter of fiscal 2005 we received new international digital TV transmitter orders in Australia, Bulgaria, and China. Digital radio contracts included equipment for Cox Communications and several National Public Radio member stations.

•	We acquired Encoda, a leading global supplier of software solutions and services for the broadcast media industry, including television, radio, cable, satellite and advertising agency customers. Encoda’s end-to-end workflow solutions include traffic and billing systems, program-scheduling systems, and automation and media asset management solutions that are complementary to our existing automation business. The amount of cash consideration paid to the former shareholders and option holders of Encoda and debt repaid at closing, including the impact of post-closing adjustments, totaled $355.1 million and was paid out of interest-bearing cash and cash equivalents. The purchase price allocation from the Encoda acquisition resulted in goodwill of $289.2 million and identifiable intangible assets of $91.0 million. The identifiable intangible assets are being amortized on a straight-line basis over periods between 7 and 10 years. Encoda sales for the 12 months ended September 2004 were approximately $128 million. For further information, see Note C – Business Combinations in the Notes to Consolidated Financial Statements included elsewhere herein.

•	We were awarded a contract from Belo Corporation to upgrade four television stations to full-power digital transmission, a multimillion-dollar agreement with Cox Radio to provide digital radio transmitters through 2008 and a contract to provide FM radio transmission systems and equipment to the International Broadcasting Bureau.

In-Process Research and Development

      In connection with the Encoda acquisition, we allocated $3.8 million of the purchase price to an in-process research and development project. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete product. At the date of acquisition, the development of this project had not yet reached technological feasibility and the in-process research and development had no alternative future uses. Accordingly, these costs were expensed as a one-time charge to earnings in the second quarter of fiscal 2005 and are included in engineering, selling and administrative expenses on the Consolidated Statement of Income.

      In making this purchase price allocation we relied on present value calculations of income, an analysis of project accomplishments and completion costs and an assessment of overall contribution and project risk. The amounts assigned to the in-process research and development were associated with one research project for which technological feasibility had not been established. This project was for the development of a next generation product line, which is a future-focused, digital-centric strategy that includes products and services. It is expected to encompass some of the latest research applicable to media technologies such as emergence and learning theory. This product line’s key features include open, content-centric, and modular architecture; Microsoft.NET core framework and technology; international application coverage; video on demand software and a consistent user interface metaphor.

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

Discontinued Operations

      In the fourth quarter of fiscal 2004 we completed the sale of our TTS product line to a subsidiary of Danaher Corporation for $43.1 million, after giving effect to post-closing adjustments. This transaction, along with the results of the TTS product line, has been reported as a discontinued operation for all periods presented. Revenues from the TTS product line were $10.2 million and $36.2 million in the quarter and three quarters ended April 2, 2004, respectively. The TTS product line also had pre-tax operating income of $0.2 million and $2.9 million in the quarter and three quarters ended April 2, 2004, respectively. Discontinued operations are more fully discussed in Note B – Discontinued Operations in the Notes to Consolidated Financial Statements included elsewhere herein.

Outlook

      In fiscal 2006, we continue to expect revenue growth in a range of 8-10 percent compared to fiscal 2005. Secure communication networks, intelligence collection and information processing are expected to remain high priorities for the U.S. government. In our RF Communications segment, the reputation of the Falcon II tactical radio and a robust order pipeline are expected to fuel growth throughout fiscal 2006. Orders in the third quarter of fiscal 2005 were stronger than we had anticipated, and we expect additional order flow as a result of the pending Department of Defense fiscal year 2005 supplemental budget request.

      Operating income in our two commercial businesses has improved, while not at the pace we had anticipated due to somewhat weaker international revenue. We will continue to take actions to lower our cost structure as appropriate. Contributions from new products and the expansion of addressable markets are expected to drive renewed revenue growth in both our Broadcast Communications and Microwave Communications segments in fiscal year 2006. The TRuepoint microwave radio family has been successfully launched, and our attention has now turned to increasing production capacity to meet improving international demand. In our Broadcast Communications segment, additional market expansion is anticipated as the segment releases new digital products and its next-generation hardware and software platform.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Three Quarters Ended
	April 1,	April 2,
	2005	2004
	(In millions)
Net cash provided by operating activities	$151.5	$187.3
Net cash used in investing activities	(465.7)	(37.3)
Net cash used in financing activities	(39.4)	(59.2)
Effect of foreign exchange rate changes on cash	1.7	1.5

Net increase (decrease) in cash and cash equivalents	$(351.9)	$92.3

      Cash and Cash Equivalents: Our cash and cash equivalents decreased $351.9 million to $275.6 million at the end of the third quarter of fiscal 2005, primarily due to the purchases of Encoda and Orkand. Management currently believes that existing cash, funds generated from operations, our credit facilities and access to the public and private debt markets will be sufficient to provide for our anticipated requirements for working capital, capital expenditures and stock repurchases under the current repurchase program for the next 12 months and the foreseeable future. We expect tax payments over the next three years to approximate our tax expense during the same period. Other than potential acquisitions and items noted in the Commercial Commitments and Contractual Obligations discussion below, no other significant cash payments are anticipated in fiscal 2005 or beyond.

      There can be no assurance, however, that our business will continue to generate cash flow at current levels, or that anticipated operational improvements will be achieved. If we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations, we may be required to sell assets; reduce capital expenditures; refinance all, or a portion of, our existing debt or obtain additional financing. Our ability to make scheduled principal payments, pay interest on or refinance our indebtedness depends on our future performance and financial results which, to a certain extent, are subject to general conditions in or affecting the defense, telecommunications equipment and broadcast industries and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

      Net cash provided by operating activities: Our net cash provided by operating activities was $151.5 million in the first three quarters of fiscal 2005 compared to $187.3 million in the first three quarters of fiscal 2004. The decreased cash flow from operating activities in the first three quarters of fiscal 2005 when compared to the first three quarters of fiscal 2004 is primarily due to an increase in working capital needed to support the growth in our Government Communications Systems and RF Communications segments, the funding of our supplemental retirement program and the timing of payroll tax payments. We expect cash flow provided by operating activities in fiscal 2005 to be in the $200 million to $250 million range.

      Net cash used in investing activities: Our net cash used in investing activities was $465.7 million in the first three quarters of fiscal 2005 compared to net cash used in investing activities of $37.3 million in the first three quarters of fiscal 2004. Net cash used in investing activities in the first three quarters of fiscal 2005 was due to cash paid for business acquisitions of $427.3 million and additions of plant and equipment of $51.9 million, which was partially offset by proceeds from the sale of securities available-for-sale of $13.5 million. Net cash used in investing activities in the first three quarters of fiscal 2004 was due to additions of plant and equipment of $43.4 million and cash paid for selected investments of $1.3 million, which was offset partially by proceeds from the sale of securities available-for-sale of $7.4 million.

      The increase in our additions of plant and equipment from $43.4 million in the first three quarters of fiscal 2004 to $51.9 million in the first three quarters of fiscal 2005 was related to spending on research and development programs and increasing capacity in our RF Communications and Microwave Communications segments. Our total additions of plant and equipment in fiscal 2005 are expected to be in the $70 million to $75 million range.

      Net cash used in financing activities: Our net cash used in financing activities in the first three quarters of fiscal 2005 was $39.4 million compared to net cash used in financing activities of $59.2 million in the first three quarters of fiscal 2004. The net cash used in financing activities in the first three quarters of fiscal 2005 was primarily due to the repurchase of common stock of $36.2 million, cash dividends of $24.0 million, and net repayments of borrowings of $10.2 million. This was partially offset by proceeds from the exercise of employee stock options of $31.0 million in the first three quarters of fiscal 2005.

      The net cash used in financing activities in the first three quarters of fiscal 2004 was primarily due to the repurchase of common stock of $43.2 million, cash dividends of $19.9 million, and net repayments of borrowings of $25.8 million. This was partially offset by proceeds from the exercise of employee stock options of $29.7 million in the first three quarters of fiscal 2004.

Common Stock Repurchases

      During the first three quarters of fiscal 2005, on a post-stock split basis, we repurchased 1,174,000 shares of our common stock at an average price per share of $30.82. During the first three quarters of fiscal 2004, on a post-stock split basis, we repurchased 2,008,800 shares of our common stock at an average price per share of $21.48. We currently expect that we will continue to repurchase shares of common stock to offset the dilutive effect of shares issued under our stock incentive plans. Additionally, if warranted we will consider accelerating our repurchases. Additional information regarding stock repurchases and our repurchase programs is set forth under Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”

Dividend Policy

      On August 28, 2004, our Board of Directors authorized a 20 percent increase in our quarterly common stock dividend to $0.06 per share, on a post-stock split basis, for an annualized rate of $0.24 per share, which was our third consecutive annual increase. Our annual common stock dividend, on a post-stock split basis, was $0.20 per share in fiscal 2004.

Capital Structure and Resources

      On March 31, 2005, we entered into a $500 million five-year senior unsecured revolving credit agreement with a syndicate of lenders. The Credit Agreement replaces our prior $300 million four-year senior unsecured revolving credit agreement, dated October 15, 2003. For a discussion of the terms, conditions, covenants and events of default contained in the Credit Agreement, see Note O — Credit Arrangements in the Notes to Consolidated Financial Statements included elsewhere herein.

      We have a “universal shelf” registration statement related to the potential future public issuance of up to $500 million of securities, including debt securities, preferred stock, common stock, fractional interests in preferred stock represented by depositary shares, and warrants to purchase debt securities, preferred stock or common stock.

      Our debt is currently rated “BBB” by Standard and Poor’s Rating Group and “Baa2” by Moody’s Investors Service. We currently expect to maintain operating ratios, fixed-charge coverage ratios and balance sheet ratios sufficient for retention of these debt ratings. There are no assurances that our credit ratings will not be reduced in the future. If our credit rating is lowered below “investment grade,” then we may not be able to issue short-term commercial paper, but may instead need to borrow under our credit facilities or pursue other alternatives. We do not currently foresee losing our investment-grade debt ratings. If our debt ratings were downgraded, however, it may adversely impact, among other things, our future borrowing costs and access to capital markets.

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

      As of April 1, 2005 we were not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of April 1, 2005, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. In addition, as of April 1, 2005 we were not a party to any related party transactions that materially affect our results of operations, cash flows or financial condition.

Commercial Commitments and Contractual Obligations

      The amounts disclosed in our Fiscal 2004 Form 10-K include all of our commercial commitments and contractual obligations. During the first three fiscal quarters ended April 1, 2005, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our Fiscal 2004 Form 10-K.

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

Impact of Recently Issued Accounting Pronouncements

      As described in Note A — Basis of Presentation, Recent Accounting Pronouncements and Stock Options and Stock-Based Compensation in the Notes to Consolidated Financial Statements included elsewhere herein, there are accounting pronouncements that have recently been issued but not yet implemented by us. Note A includes a description of the potential impact that these pronouncements are expected to have on our financial position, cash flows and results of operations.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

      This report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements: of our plans, strategies and objectives for future operations; concerning new products, services or developments; regarding future economic conditions, performance or outlook, including statements relating to the outcome of contingencies; as to the value of our contract awards and programs; of expected cash flows or capital expenditures; of belief or expectation; and of assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates” or similar words. We may make other forward-looking statements from time to time, including statements in press releases and public conference calls and webcasts. You should not place undue reliance on forward-looking statements, which reflect management’s opinions only as of the date made. Forward-looking statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our consolidated results and the forward-looking statements could be affected by many factors, including:

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

      Additional details and discussions concerning some of the factors that could affect our forward-looking statements or results are set forth in Exhibit 99.1 of this report, entitled “Forward-Looking Statements and Factors that May Affect Future Results,” which Exhibit 99.1 is incorporated herein by reference. The foregoing list and Exhibit 99.1 are not exhaustive. Additional risks and uncertainties not known to us or that we currently believe not to be material also may adversely impact our operations and financial position. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition and results of operations. The forward-looking statements contained in this report are made as of the date hereof and we disclaim any intention or obligation to update or revise any forward-looking statements or to update the reasons actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

      In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.

      Foreign Exchange and Currency: We use foreign exchange contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers and intercompany loans. We believe the use of foreign currency financial instruments should reduce the risks that arise from doing business in international markets. At April 1, 2005, we had open foreign exchange contracts with a notional amount of $55.2 million, of which $17.5 million were classified as cash flow hedges and $37.7 million were classified as fair value hedges. This compares to total foreign exchange contracts with a notional amount of $93.9 million as of July 2, 2004, of which $30.0 million were classified as cash flow hedges and $63.9 million were classified as fair value hedges. At April 1, 2005, contract expiration dates ranged from less than 1 month to 20 months with a weighted average contract life of 73 days.

      More specifically, the foreign exchange contracts classified as cash flow hedges are primarily being used to hedge currency exposures from cash flows anticipated from the Bowman program in our RF Communications segment and our operating expenses in our Microwave Communications segment’s Canadian operations. The Bowman contract is for our tactical radio products and was awarded in the second quarter of fiscal 2002. Under the contract, the customer pays in Pounds Sterling. We have hedged the forecasted cash flows related to payments made to our U.S. operations to maintain our anticipated profit margins. We also have hedged U.S. dollar payments to suppliers to maintain our anticipated profit margins in our U.K. operations. As of April 1, 2005, we estimated that a pre-tax loss of $2.1 million would be reclassified into earnings from comprehensive income within the next 4 months related to the cash flow hedges for the Bowman program. As of April 1, 2005, we estimated that pre-tax income of $1.2 million would be reclassified into earnings from comprehensive income within the next 4 months related to the cash flow hedges for the operating expenses of our Microwave Communications segment’s Canadian operations. The amount of pre-tax income that would be reclassified into earnings from comprehensive income over the next 20 months from the other transactions we are hedging was $0.1 million as of April 1, 2005.

      The net gain included in our earnings in the first three quarters of fiscal 2005 and the first three quarters of fiscal 2004 representing the amount of fair value and cash flow hedges’ ineffectiveness was not material. No amounts were recognized in our earnings in the third quarter of fiscal 2005 or the third quarter of fiscal 2004 related to the component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. In addition, no amounts were recognized in our earnings in the first three quarters of fiscal 2005 or the first three quarters of fiscal 2004 related to hedged firm commitments that no longer qualify as fair value hedges. All of these derivatives were recorded at their fair value on the balance sheet in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

      Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for our foreign currency derivatives held at April 1, 2005 would have an impact of approximately $3.4 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.

      Interest Rates: We utilize a balanced mix of debt maturities, along with both fixed-rate and variable-rate debt and available lines of credit, to manage our exposure to changes in interest rates. We do not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2005. There can be no assurances, however, that interest rates will not change significantly.

Item 4. Controls and Procedures.

      (a) Evaluation of disclosure controls and procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal quarter ended April 1, 2005, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the fiscal quarter ended April 1, 2005 our disclosure controls and procedures are adequate and effective.

      (b) Changes in internal control: We are currently reviewing our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of acquired business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties, and adding additional monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the quarter ended April 1, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

      On July 29, 2002, we received a demand letter from Bourdex Telecommunications Limited (“Bourdex”), a Nigerian-based customer for a product of our former analog base station business and related services, alleging (i) breach of contract, and (ii) deceit based upon misrepresentation. In accordance with the contract, we submitted an arbitration request pursuant to the International Chamber of Commerce’s Procedural Rules asking for a determination that we fully complied with the contract and that we owed no further duty to Bourdex. In January 2003, Bourdex restated its demand at $22.3 million. The arbitration hearing took place beginning in March 2004 and concluded in July 2004. Based on that hearing, the parties received a decision from the arbitration panel in January 2005 indicating that we breached a duty to Bourdex, based on a special relationship that developed between the parties. According to the decision, other issues still need to be considered, subject to further pleadings on the topic of appropriate remedies, if any. After the January 2005 decision, Bourdex continued to revise its demands. The current demand is for approximately $35 million. We intend to continue the vigorous defense of this claim and consider appropriate appellate relief. We believe that the potential losses related to this case range from no liability to the amount of Bourdex’s demand. We have not accrued any liability for this item as of April 1, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

      During the third quarter of fiscal 2005, we did not repurchase any shares of our common stock under our repurchase programs. During the third quarter of fiscal 2004, on a post-stock split basis, we repurchased 1,008,800 shares of our common stock under our repurchase programs. We currently expect that we will continue to repurchase shares of our common stock to offset the dilutive effect of shares issued under our stock incentive plans. Additionally, if warranted, we will consider accelerating our repurchases.

      The following table sets forth information, on a post-stock split basis, with respect to repurchases by us of common stock during the fiscal quarter ended April 1, 2005:

			Total number of	Maximum number of
			shares purchased as	shares that may yet
			part of publicly	be purchased under
	Total number of	Average price paid	announced plans or	the plans or
Period*	shares purchased(3)	per share(3)	programs (1) (3)	programs (1) (3)
Month #1
(January 1, 2005–January 28, 2005)
Repurchase Programs (1)	none	none	none	5,266,000
Employee Transactions (2)	none	none	n/a	n/a

Month #2
(January 29, 2005–February 25, 2004)
Repurchase Programs (1)	none	none	none	5,266,000
Employee Transactions (2)	1,646	$32.48	n/a	n/a

Month #3
(February 26, 2005–April 1, 2005)
Repurchase Programs (1)	none	none	none	5,266,000
Employee Transactions (2)	62,528	$32.63	n/a	n/a

Total	64,174	$32.62	none	5,266,000

*	Periods represent our fiscal months.

(1) On April 27, 2004, we announced that our Board of Directors approved a share repurchase program which authorizes us to repurchase, on a post-split basis, 6 million shares through open-market transactions or in negotiated block transactions. This program does not have an expiration date. The maximum number of shares that may yet be purchased under our currently authorized repurchase program as of April 1, 2005 is 5,266,000. As a matter of policy, we do not repurchase shares under our repurchase programs during the period beginning two weeks prior to the end of a fiscal quarter and ending two days following the public release of earnings and financial results for such fiscal quarter.

(2) Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised stock options, (b) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance shares or restricted shares which vested during the quarter, (c) performance or restricted shares returned to us upon the retirement or termination of employees, or (d) shares of our common stock purchased by the trustee of the Harris Corporation Master Rabbi Trust to fund obligations under our deferred compensation plans. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or withheld to cover tax obligations shall be the closing price of our common stock on the date the relevant transaction occurs.

(3) All share and per share amounts reflect the two-for-one stock split effected as a 100 percent stock dividend in March 2005.

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

(b) By-Laws of Harris Corporation as amended and restated effective February 25, 2005, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2005.

(4)	(a) Specimen stock certificate for the Company’s Common Stock, incorporated herein by reference to Exhibit 4(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004.

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

(h) Pursuant to Regulation S-K Item 601 (b)(4)(iii), Registrant by this filing agrees, upon request, to furnish to the SEC a copy of other instruments defining the rights of holders of long-term debt of the Company.

(10.1)	Revolving Credit Agreement, dated as of March 31, 2005, naming Harris Corporation as Borrower, SunTrust Bank as Administrative Agent, Letters of Credit Issuer and Swingline Lender and the other lenders party thereto, incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2005.

(10.2)	Commercial Paper Issuing and Paying Agent Agreement, dated as of March 30, 2005, between Citibank, N.A. and Harris Corporation, incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2005.

(10.3)	Amendment Number Seven to the Harris Corporation Retirement Plan, dated December 21, 2004.*

(10.4)	Amendment Number Eight to the Harris Corporation Retirement Plan, dated January 28, 2005.*

(10.5)	Amendment Number Nine to the Harris Corporation Retirement Plan, dated March 31, 2005.*

(12)	Computation of Ratio of Earnings to Fixed Charges.

(15.1)	Letter Regarding Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

(99.1)	Forward-Looking Statements and Factors that May Affect Future Results.

*	Management contract or compensatory plan or arrangement.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS CORPORATION
(Registrant)

Date: April 27, 2005	By: /s/ Bryan R. Roub

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

(b) By-Laws of Harris Corporation as amended and restated effective February 25, 2005, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2005.

(4)	(a) Specimen stock certificate for the Company’s Common Stock, incorporated herein by reference to Exhibit 4(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004.

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

Exhibit No.
Under Reg.
S-K, Item 601	Description
Company’s Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit 4(c) to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-108486, filed with the SEC on September 3, 2003.

(h) Pursuant to Regulation S-K Item 601 (b)(4)(iii), Registrant by this filing agrees, upon request, to furnish to the SEC a copy of other instruments defining the rights of holders of long-term debt of the Company.

(10.1)	Revolving Credit Agreement, dated as of March 31, 2005, naming Harris Corporation as Borrower, SunTrust Bank as Administrative Agent, Letters of Credit Issuer and Swingline Lender and the other lenders party thereto, incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2005.

(10.2)	Commercial Paper Issuing and Paying Agent Agreement, dated as of March 30, 2005, between Citibank, N.A. and Harris Corporation, incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2005.

(10.3)	Amendment Number Seven to the Harris Corporation Retirement Plan, dated December 21, 2004.*

(10.4)	Amendment Number Eight to the Harris Corporation Retirement Plan, dated January 28, 2005.*

(10.5)	Amendment Number Nine to the Harris Corporation Retirement Plan, dated March 31, 2005.*

(12)	Computation of Ratio of Earnings to Fixed Charges.

(15.1)	Letter Regarding Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

(99.1)	Forward-Looking Statements and Factors that May Affect Future Results.

*	Management contract or compensatory plan or arrangement.