Form 10-K
period 2005-07-01
HARRIS CORP /DE/
filed 2005-09-02
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 1, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to
Commission File Number 1-3863
HARRIS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	34-0276860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1025 West NASA Boulevard Melbourne, Florida	32919
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (321) 727-9100
Securities Registered Pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, par value $1.00 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ✓   No
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ✓
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ✓   No
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes     No ✓
      The aggregate market value of the voting stock held by non-affiliates of the registrant was $4,084,490,776 (based upon the closing price per share of the stock on the New York Stock Exchange) on the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2004). For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates.
      The number of outstanding shares of the registrant’s common stock as of August 19, 2005 was 133,187,652.
Documents Incorporated by Reference:
      Portions of the registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders scheduled to be held on October 28, 2005, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended July 1, 2005, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

HARRIS CORPORATION
ANNUAL REPORT FOR THE FISCAL YEAR ENDED JULY 1, 2005
      This Annual Report on Form 10-K contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries. HD Radiotm is a registered trademark of iBiquity Digital Corporation.

Cautionary Statement Regarding Forward-Looking Statements
      This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements: of our plans, strategies and objectives for future operations; concerning new products, services or developments; regarding future economic conditions, performance or outlook; as to the outcome of contingencies; as to the value of our contract awards and programs; of beliefs or expectations; and of assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Annual Report on Form 10-K. Factors that might cause our results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. Forward-looking statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we undertake no obligation, other than imposed by law, to update forward-looking statements to reflect further developments or information obtained after the date of filing of this Annual Report on Form 10-K or, in the case of any document incorporated by reference, the date of that document, and disclaim any obligation to do so.
PART I

ITEM 1.	BUSINESS.
HARRIS
      Harris Corporation, along with its subsidiaries, is an international communications and information technology company focused on providing assured communications products, systems and services for government and commercial customers. Our operating divisions serve markets for government communications, secure tactical radio, microwave and broadcast systems.
      Harris was incorporated in Delaware in 1926 as the successor to three companies founded in the 1890s. Our principal executive offices are located at 1025 West NASA Boulevard, Melbourne, Florida 32919, and our telephone number is (321) 727-9100. Our common stock is listed on the New York Stock Exchange under the symbol “HRS.” On August 19, 2005, we employed approximately 12,600 people. We sell products in more than 150 countries. Unless the context otherwise requires, the terms “we,” “our,” “us,” “Company,” and “Harris” as used in this Annual Report on Form 10-K refer to Harris and its subsidiaries.
General
      We structure our operations around the following four business segments: (1) Government Communications Systems, (2) RF Communications, (3) Microwave Communications, and (4) Broadcast Communications. In the fourth quarter of fiscal 2004, in conjunction with the sale of our tools and test systems (“TTS”) product line, we changed our segment reporting structure by eliminating the Network Support segment as a separate reportable segment. The TTS product line is reported as a discontinued operation, and the NetBoss® network operations software business, which was part of the Network Support segment, has been consolidated into the Microwave Communications segment. Segment information for all periods presented has been reclassified to reflect such segment reporting structure. Unless otherwise noted, disclosures in this Annual Report on Form 10-K relate only to our continuing operations. Financial information with respect to all of our other activities, including corporate costs not allocated to the operating segments or discontinued operations, is reported as part of Headquarters Expense or Non-Operating Income (Loss).
      Each of our business segments, which we also refer to as “divisions,” has been organized on the basis of specific communications markets. Each operating segment has its own marketing, engineering, manufacturing and product service and maintenance organization. We produce most of the products we sell.
      Our total revenue in fiscal 2005 was approximately $3.0 billion compared to approximately $2.5 billion in fiscal 2004. Total revenue in the United States increased approximately 19 percent from fiscal 2004 while international revenue, which amounted to approximately 19 percent of our total revenue in fiscal 2005, increased approximately 10 percent from fiscal 2004. Our net income from continuing operations for fiscal 2005 was $202.2 million compared to $125.7 million in fiscal 2004, an increase of 61 percent.
Recent Developments
      Acquisition of The Orkand Corporation. On July 6, 2004, which was the first business day of our 2005 fiscal year, we acquired The Orkand Corporation (“Orkand”), a privately-held provider of technical services and information technology for U.S. Government agencies, including the Department of State, Department of Labor, Department of the Interior, Department of Health and Human Services, Department of Energy and the U.S. Postal Service. The purchase price for Orkand, including assumed liabilities, was approximately $80.6 million after giving effect to post-closing adjustments. The Orkand business is being operated within our Government Communications Systems segment.
      Acquisition of Encoda Systems Holdings, Inc. On November 3, 2004, we acquired Encoda Systems Holdings, Inc. (“Encoda”), a privately-held, global supplier of enterprise software solutions and services for the broadcast media industry, with television, radio, cable, satellite and advertising agency customers around the world. Encoda’s end-to-end workflow solutions include traffic and billing systems, program-scheduling systems, and automation and media asset management solutions that are complementary to our existing automation business. The purchase price for Encoda, including assumed liabilities, was approximately $411.6 million after giving effect to post-closing adjustments. The Encoda business is being operated within our Broadcast Communications segment.
Subsequent Event — Agreement with Leitch Technology Corporation
      On August 31, 2005, we announced that we entered into a definitive agreement to acquire all of the shares of Leitch Technology Corporation (“Leitch”), a provider of high-performance video systems for the television broadcast industry, including routers and distribution equipment, signal processing, signal management and monitoring, servers and storage area networks, branding software and post-production editing systems. Total price consideration, net of cash on hand, will be approximately $450 million excluding acquisition costs. The acquisition is to be completed by way of a statutory plan of arrangement and is subject to approval by Leitch shareholders, customary regulatory and court approvals, and other closing conditions. Following the consummation of the transaction, Leitch will be a wholly-owned subsidiary of Harris. The transaction is expected to close during the second quarter of our 2006 fiscal year. The amount of consideration to the former shareholders and option holders of Leitch will be paid out of interest-bearing cash and cash equivalents as well as borrowings under our available credit arrangements. Leitch reported revenue of approximately $183 million for its fiscal year ended April 30, 2005. We expect that Leitch will be operated within our Broadcast Communications segment.
Financial Information About Our Business Segments
      Financial information with respect to our business segments, including revenue, operating income or loss and total assets, is contained under the caption “Discussion of Business Segments” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 23: Business Segments in the Notes to Consolidated Financial Statements and is incorporated herein by reference. Financial information with respect to our operations outside the United States is also contained in Note 23: Business Segments and is incorporated herein by reference.
Description of Business by Segment

Government Communications Systems
      Government Communications Systems designs, develops and supports state-of-the-art communications and information networks and equipment; plays a key role in developing intelligence, surveillance and reconnaissance solutions; designs and supports information systems for image and other data collection, processing, interpretation, storage and retrieval; and offers engineering, operations and support services. This segment serves a diversified customer base within the U.S. Government, including the Department of Defense, Federal Aviation Administration (“FAA”), Census Bureau, National Geospatial-Intelligence Agency (“NGA”), Department of State, Department of Homeland Security, National Security Agency (“NSA”), National Reconnaissance Office (“NRO”), and other government agencies. Government Communications Systems also provides services, systems and products for other aerospace and defense companies. The Government Communications Systems segment serves four strategic program areas:
      Department of Defense Programs: Government Communications Systems is a major supplier of spaceborne communications and information processing systems, including large deployable satellite antenna systems, and flat-panel, phased-array and single-mission antennas. Harris is a supplier of high-frequency satellite ground terminals for the U.S. Department of Defense, supplying the Army, Navy, Air Force and Marines. Currently in the design phase is the U.S. Air Force’s Family of Beyond Line-of-Sight (“FAB-T”) program, awarded to us in 2002, with Harris providing terminal and antenna hardware integration and operator interface development for both aircraft and ground satellite terminals. The FAB-T program will provide the warfighter with protected, wideband satellite communications on strategic aircraft and at remote ground, fixed and mobile command and control centers. The FAB-T terminals employ the innovative software-defined radio architecture employed in the Joint Tactical Radio System program. During fiscal 2005, Government Communications Systems was awarded contracts on two next-generation aerial surveillance platforms — the Battle Management Command and Control segment for the U.S. Air Force E-10A aircraft, and the U.S. Army’s Aerial Common Sensor (“ACS”) program. As part of the ACS program, we were awarded a $75 million, three-year, communications integration contract, with a follow-on potential value of $500 million over 20 years. U.S. Department of Defense programs awarded in fiscal 2005 also include a potential $350 million, 10-year program to provide tactical common data links for the U.S. Navy LAMPS helicopters, and a three-year contract to provide large unfurlable spaceborne antennas for the Mobile User Objective System, a narrowband tactical satellite communications system that will enhance the U.S. Navy’s existing satellite tactical communications system. Ongoing programs also include: a contract with the U.S. Navy for multi-band shipboard satellite terminals (“MSSCT”); a contract to develop four prototypes for the next-generation Advanced Extremely High Frequency (“AEHF”) Multi-Band Terminals for the U.S. Navy; contracts for portions of the communications systems for the Ground-based Midcourse Defense (“GMD”) program (formerly known as National Missile Defense); follow-on awards for the U.S. Army’s Multiple Launch Rocket System program; a contract for Multi-function Information Distribution Systems (“MIDS”) terminals for aircraft such as the U.S. Navy’s F/ A-18 and U.S. Air Force’s F-16 as well as ground-based applications; and contracts for the F/ A-22 Raptor, F/ A-18E/ F Super Hornet and Lockheed Martin F-35 Joint Strike Fighter aircraft platforms to provide high-performance avionics such as high-speed fiber optic networking and switching, intra-flight data links, image processing, digital map software and other electronic components.
      National Security Programs: Government Communications Systems is a provider of communications equipment and systems, and image and information processing solutions to national intelligence and security agencies and customers. We provide comprehensive solutions for intelligence, surveillance and reconnaissance. A significant portion of this program area involves classified programs. While classified programs generally are not discussed in this Annual Report on Form 10-K, the operating results relating to classified programs are included in our consolidated financial statements, and the business risks associated with such programs do not differ materially from those of other programs for the U.S. Government. During fiscal 2005, Harris was awarded a three-year, potential $77 million program for the NSA to develop a new system for its analysts. Government Communications Systems is also supplying geospatial and imagery-derived products for the NGA under the Global Geospatial Intelligence program, including foundation data products, mapping and charting production services, surveying services and production management.
      Civil Programs: Government Communications Systems is a supplier to civilian agencies of the U.S. Government, supplying these agencies with custom systems and software designed to collect, store, retrieve, process, analyze, interpret, display and distribute information, including meteorological data processing systems, electronic archival systems, graphic information systems, and telecommunication services systems. Government Communications Systems is assisting the FAA in modernizing the U.S. air traffic control system and infrastructure. We are the prime contractor on a 15-year, $1.9 billion contract to integrate and modernize the FAA’s Telecommunications Infrastructure (“FTI”). This program will consolidate telecommunications at more than 5,000 FAA facilities nationwide, while reducing operating costs, enhancing network security and improving service. During fiscal 2005, we were awarded a further contract by the FAA valued at $275 million to add mission support services to the FTI program as well as a follow-on contract for the FAA’s Weather and Advanced Radar Processing System. The total contract amount for the FTI program, including options, could reach $3.5 billion through 2017. We are also working with the FAA on other programs, including the Voice Switching and Control System program, which allows air traffic controllers to establish critical air-to-ground and ground-to-ground communications with pilots as well as other air traffic controllers. Government Communications Systems is the prime contractor for the U.S. Census Bureau’s Master Address File/Topologically Integrated Geographic Encoding and Referencing Accuracy Improvement Project (“MAF/TIGER”). Currently anticipated to provide total revenue of $210 million over an eight-year period ending in 2010, the MAF/ TIGER program will provide a computer database of all addresses and locations where people live or work, covering an estimated 115 million residences and 60 million businesses in the U.S. During fiscal 2005, Government Communications Systems, together with Broadcast Communications, completed a contract to rebuild the Iraqi

Media Network (“IMN”), which is bringing modern radio, TV broadcast and newspaper infrastructure and media content to the people of Iraq.
      Technical Services Programs: Government Communications Systems is a leader in providing technical engineering, operations and services to the U.S. Government. Such services include information technology outsourcing, enterprise management, and systems design. During fiscal 2005, we were selected by the NRO to provide operations, maintenance and support services for the agency’s global communications and information systems (“Patriot” program). This program has a potential value of $1 billion over 10 years. We were also awarded a contract with a potential value of $175 million, over nine years, from the Defense Information Systems Agency in support of its Crisis Management System. Under the Mission Communications Operations and Maintenance (“MCOM”) program, operations and maintenance services are provided for the U.S. Air Force Satellite Control Network’s communications functions at Schriever AFB, Colorado, and Onizuka AFS, California. Under the Operational Space Services and Support program (“OSSS”), operations and maintenance are provided to the Air Force Satellite Control Network remote tracking stations and global positioning satellite sites worldwide. During the first quarter of fiscal 2005, Harris completed the acquisition of Orkand, a privately-held provider of technical services and information technology for U.S. Government agencies, including the Department of State, Department of Labor, Department of the Interior, Department of Health and Human Services, and Department of Energy. The acquisition of Orkand is providing insight into additional opportunities with these new customers.
      Revenue, Backlog and Contracts: Revenue in fiscal 2005 for the Government Communications Systems segment increased 20 percent to $1,805 million from $1,506 million in fiscal 2004. Segment operating income increased 33 percent to $203.4 million from $153.4 million in fiscal 2004. This segment contributed 60 percent of our total revenue in fiscal 2005, 60 percent in fiscal 2004 and 55 percent in fiscal 2003. In fiscal 2005, approximately 28 percent of the revenue for this segment was under contracts with prime contractors and approximately 72 percent was under direct contracts with customers. Some of this segment’s significant programs in terms of revenue in fiscal 2005 included the FTI program, the Patriot program, the IMN program and various technical services programs acquired as part of the Orkand acquisition. Other programs contributing to revenue included the ACS, AEHF, F/ A-18E/F, IFCS, MAF/ TIGER, MIDS, MSSCT and several classified programs. The largest program by revenue represented approximately 6 percent of this segment’s revenue for fiscal 2005 and approximately 5 percent for fiscal 2004. The 10 largest programs by revenue represented approximately 31 percent of this segment’s revenue in fiscal 2005 and approximately 30 percent for fiscal 2004. This segment currently has a diverse portfolio of approximately 300 programs, each having a value over $1 million. In fiscal 2005, U.S. Government customers, whether directly or through prime contractors, accounted for approximately 91 percent of this segment’s total revenue.
      The funded backlog of unfilled orders for this segment was $410 million at July 29, 2005, compared with $463 million at July 30, 2004. Substantially all this backlog is expected to be filled during fiscal 2006.
      Most of the sales of Government Communications Systems are made directly or indirectly to the U.S. Government under contracts or subcontracts containing standard government contract clauses providing for redetermination of profits, if applicable, and for termination at the convenience of the U.S. Government or for default of the contractor. This segment’s contracts include both cost-reimbursement and fixed-price contracts. Cost-reimbursement contracts provide for the reimbursement of allowable costs plus the payment of a fee. These contracts fall into three basic types: (i) cost-plus fixed-fee contracts, which provide for the payment of a fixed fee irrespective of the final cost of performance; (ii) cost-plus incentive-fee contracts, which provide for increases or decreases in the fee, within specified limits, based upon actual results compared to contractual targets relating to factors such as cost, performance and delivery schedule; and (iii) cost-plus award-fee contracts, which provide for the payment of an award fee determined at the discretion of the customer based upon the performance of the contractor against pre-established performance criteria. Under cost-reimbursement contracts, this segment is reimbursed periodically for allowable costs and is paid a portion of the fee based on contract progress.
      This segment’s fixed-price contracts are either firm fixed-price contracts or fixed-price incentive contracts. Under firm fixed-price contracts, this segment agrees to perform a specific scope of work for a fixed price and, as a result, benefits from cost savings and carries the burden of cost overruns. Under fixed-price incentive contracts, this segment shares with the U.S. Government both savings accrued from contracts performed for less than target costs as well as costs incurred in excess of targets up to a negotiated ceiling price (which is higher than the target cost), but carries the entire burden of costs exceeding the negotiated ceiling price. Accordingly, under such incentive contracts, profit may also be adjusted up or down depending upon whether specified performance objectives are met. Under firm fixed-price and fixed-price incentive contracts, this segment usually receives either milestone payments equaling 100 percent of the contract price or monthly progress payments from the U.S. Government in amounts equaling 75 percent of costs incurred under U.S. Government contracts. The remaining amounts, including profits or incentive fees, are billed upon delivery and final acceptance of end items and deliverables under the contract. Fixed-price contracts generally have higher profit margins than cost-reimbursement contracts. Production contracts are mainly fixed-price contracts, and development contracts are generally cost-reimbursement contracts. For fiscal 2005, 60 percent of the revenue of this segment were generated from cost-reimbursement contracts and 40 percent were generated from fixed-price contracts compared to 68 percent and 32 percent, respectively, in fiscal 2004. For a discussion of certain risks affecting this segment, see “Business — Principal Customers; Government Contracts,” “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RF Communications
      RF Communications is a worldwide supplier of secure voice and data radio communications products, systems and networks to the U.S. Department of Defense, Federal and state agencies, and government defense agencies. RF Communications offers a comprehensive line of secure radio products and systems for manpack, handheld, vehicular, strategic fixed-site and shipboard applications. These radio systems are highly flexible, interoperable and capable of supporting diverse mission requirements.
      RF Communications’ Falcon® II family of secure high-frequency, very high-frequency and ultra high-frequency and multiband software-defined tactical radios is built on a software-defined radio platform that is reprogrammable to add features or software upgrades. Software-defined radio technology offers significantly increased flexibility in support of a variety of wireless communications protocols. These radios also have military-strength embedded encryption and can be linked to computers, providing network capabilities on the battlefield.
      RF Communications provides embedded encryption. Its Sierratm II cryptographic subsystem is a miniaturized programmable module that can be integrated into radios and other voice and data communications devices to encrypt classified information prior to transmission and storage. Sierratm II was certified in fiscal 2005 by the NSA. RF Communications encryption modules currently meet or exceed the highest security standards established by the U.S. Government.
      The ongoing war on terror and the resulting worldwide transformation to modernize tactical communications to provide secure, interoperable and reliable communications are driving strong demand and positive results for this segment. Force modernization efforts including ground force restructuring and expansion have gained increasing momentum and funding as the U.S. Department of Defense seeks to deliver enhanced command, control and communications to more and smaller operating units. In fiscal 2005, RF Communications responded to requirements for its industry-leading Falcon® II radios from a broad base of U.S. Government customers. For example, the U.S. Army’s Modularity program is a major force-transformation initiative that includes smaller, more agile and rapidly deployable fighting units. The smaller units are more independent and require greater capabilities for communications up and down the command structure, which has created demand for our Falcon II® radios. Similar communications modernization programs are under way by the U.S. Marines, the Army Reserve and the National Guard. Internationally, RF Communications’ radios are the standard of NATO and Partnership for Peace countries. Sales in fiscal 2005 were made to NATO members, including Romania, Denmark, Estonia, Canada, Latvia, Bulgaria, Norway, and Netherlands. Additionally, sales in fiscal 2005 were made to the following countries: Pakistan, Philippines, United Arab Emirates, Malawi, Algeria, Saudi Arabia, Macedonia, and Sweden.
      RF Communications has a key position on the next-generation, U.K. Ministry of Defence Bowman Tactical Radio Programme (“Bowman”). Under the terms of the Bowman contract with General Dynamics United Kingdom Limited, valued at approximately $245 million, this segment is expected to provide more than 10,000 high-frequency radio units over the course of the five-year program. Production for Bowman began in fiscal 2003. Although the program, which is in early development, has been delayed, RF Communications has a key position on the U.S. Department of Defense Joint Tactical Radio System (“JTRS”) program.
      Revenue in fiscal 2005 for the RF Communications segment increased 25 percent over fiscal 2004 to $537 million from $430 million. Segment operating income increased 40 percent to $166.5 million in fiscal 2005 compared to $118.9 million in fiscal 2004. The RF Communications segment contributed 17 percent of our total revenue in fiscal 2005, 17 percent in fiscal 2004 and 16 percent in fiscal 2003. In fiscal 2005, approximately

45 percent of the sales of this segment were made outside of the United States, compared to 47 percent in fiscal 2004.
      In general, this segment’s domestic products are sold and serviced directly to customers through its sales organizations and through established distribution channels. Internationally, this segment markets and sells its products and services through regional sales offices and established distribution channels. See “Business — International Business.”
      The backlog of unfilled orders for this segment was $427 million at July 29, 2005, compared with $331 million at July 30, 2004. Approximately 75 percent of this backlog of unfilled orders is expected to be filled during fiscal 2006. For a discussion of certain risks affecting this segment, see “Business — Principal Customers; Government Contracts”, “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Microwave Communications
      Microwave Communications designs, manufactures and sells a broad range of microwave radios for use in worldwide wireless communications networks. Applications include cellular/mobile infrastructure connectivity; secure data networks; public safety transport for state, local and Federal government users; and right-of-way connectivity for utilities, pipelines, railroads and industrial companies. In general, wireless networks are constructed using microwave radios and other equipment to connect cell sites, fixed-access facilities, switching systems, land mobile radio systems and other similar systems. For many applications, microwave systems offer a lower-cost, highly reliable alternative to competing transmission technologies such as fiber or “wired” systems. This segment’s microwave product line spans 2-38 GHz and includes the:

•	TRuepointtm family of microwave radios. Our next-generation microwave point-to-point radio platform provides SDH and PDH in a single platform and is designed to meet the current and future needs of all network operators, including mobile, private network, government and access service providers. The unique architecture of the core platform reduces both capital expenditures and life cycle costs, while meeting international and North American standards. The wide range of capacities, interfaces, modulation schemes, frequency and channel plans, and power levels are made available to meet the requirements of networks around the world;
•	Constellation® medium-to-high-capacity family of point-to-point digital radios operating in the 6, 7/8 and 10/11 GHz frequencies, which are designed for network applications and support both PDH and SONET applications;
•	MegaStar® high-capacity, carrier-class digital point-to-point radios, which operate in the 5, 6, 7/8 and 11 GHz frequencies, are designed to eliminate test equipment requirements, reduce network installation and operation costs, and conform to PDH, SONET and SDH standards; and
•	MicroStar® family of PDH digital point-to-point radios ranging from low-frequency/low-capacity products to high-frequency/medium-capacity systems in the 7-38 GHz frequency bands.
      Microwave Communications provides turnkey microwave systems and service capabilities, offering complete network and systems engineering support and services — a key discriminator in the microwave radio industry.
      Microwave Communications also offers a comprehensive network management system. Its NetBoss® integrated communications network management platform supports wireless, wireline and Internet service providers. NetBoss® offers fault management, performance management, service activation, billing mediation and Operational Support System (“OSS”) integration in a modular, off-the-shelf solution designed for rapid deployment. NetBoss® modularity enables customers to implement a comprehensive set of capabilities immediately or gradually, as their needs dictate. The newest product offering is NetBoss® EM, an element manager. Following the sale of our TTS business during fiscal 2004, the NetBoss® network operations software product line has become part of the Microwave Communications segment and prior periods have been restated to reflect this change.
      Principal customers for Microwave Communications’ products and services include domestic and international cellular/mobile service providers, original equipment manufacturers, as well as private network users such as public safety agencies, utilities, pipelines, railroads and other industrial enterprises. Approximately 46 percent of the sales of this segment were made outside of North America in fiscal 2005 compared to 52 percent in fiscal 2004. In general, this segment’s North American products and services are sold directly to customers through its sales organizations and through established distribution channels. Internationally, this segment markets and sells its products and services through regional sales offices and established distribution channels. See “Business — International Business.”

      Revenue in fiscal 2005 for the Microwave Communications segment decreased 3 percent from $330 million in fiscal 2004 to $320 million in fiscal 2005. This segment’s operating income was $7.7 million in fiscal 2005, compared to an operating loss of $12.1 million in fiscal 2004. The Microwave Communications segment contributed 11 percent of our total revenue in fiscal 2005, 13 percent in fiscal 2004 and 14 percent in fiscal 2003.
      The backlog of unfilled orders for this segment was $94 million at July 29, 2005, compared with $81 million at July 30, 2004. Substantially all of this backlog is expected to be filled during fiscal 2006. For a discussion of certain risks affecting this segment, see “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Broadcast Communications
      Broadcast Communications’ hardware and software solutions support the entire content creation, management, distribution, and delivery process for broadcast, cable, satellite, and other media content providers. The segment serves the global digital and analog markets, providing enterprise software, studio, network management, and transmission equipment and systems.
      The future of broadcast media involves digitizing content and transporting it simultaneously over many different networks to many types of devices. This transition from analog to digital technology enables content owners and service providers to consolidate and automate their operations. As a result, this need to create, manage, and ultimately deliver digital media content is driving an infrastructure upgrade cycle for the media industry.
      Broadcast Communications develops, manufactures, and supplies digital and analog television transmission equipment for over-the-air broadcasters and for the emerging mobile television market. In addition to high definition picture clarity, digital technology gives broadcasters the opportunity to expand channel and service offerings. In response to the U.S. Government-mandated transition from analog to digital transmission, Broadcast Communications provided the nation’s first advanced digital television transmitter as well as the first commercial digital television application and is a leader with respect to the U.S. digital standard known as “ATSC.” Among others, innovations have included the development of a line of analog transmitters that can be upgraded for digital operation in the field. Additionally, we continue to develop next-generation transmission equipment to provide broadcasters with a smooth path from analog to digital broadcasting and in fiscal 2005 introduced PowerCDtm, a new family of high-power UHF ATSC transmitters designed to deliver maximum in-band RF power per watt of electricity. The segment is also a provider of European-standard digital “DVB-T” transmission equipment supported by a technology development center in Austria that focuses on European-standard DVB-T transmissions systems. We are also expanding our efforts to reach the emerging mobile television market under the concept of transmitting real-time television to personal devices such as cell phones or PDAs. In fiscal 2005 the segment began development and provided transmission equipment for various mobile video broadcasting trials in the U.S., UK, Australia, and China.
      Broadcast Communications develops, manufactures, and supplies end-to-end products, systems, and services for the radio broadcast market. Product offerings include digital and analog transmission equipment, audio and networking consoles, studio products, monitoring and control solutions, and systems that range from single radio studios to consolidated operations and complete nationwide networks with hundreds of radio sites. We are a leader in the transition from analog to digital radio. Product offerings address the U.S. digital standard called IBOC (In-Band/ On-Channel), which is referred to in the market as HD Radiotm, as well as international digital standards including DAB (digital audio broadcasting) and DRM (Digital Radio Mondiale). The rollout of HD Radio in the U.S. is progressing with approximately 2,500 of 13,000 radio stations committing to implement HD Radio over the next several years and approximately 400 stations currently on-air. During fiscal 2005, the segment introduced its second-generation transmission product family called FLEXSTARtm, which provides a bandwidth-efficient bitstream so broadcasters can offer supplemental audio and data capability along with the main program stream. This enables broadcasters to develop new revenue-generating opportunities including multiple programs on the same channel, 5.1 surround sound, on-demand traffic, weather and sports reports, store-and-play capabilities, and real-time navigation.
      Broadcast Communications’ software systems offering, which was significantly expanded with the fiscal 2005 acquisition of Encoda Systems, enables customers to better manage their digital media workflow through a portfolio of software products for traffic, scheduling and billing, as well as for complementary automation and digital asset management solutions. Initial modules of the next-generation digital content delivery platform, called H-Class, were also launched during fiscal 2005. The H-Class software system is an enterprise platform which can intelligently manage delivery of rich digital media across multiple networks, channels, formats, and devices. H-Class provides broadcasters and other media, entertainment, and content distribution customers with a means to integrate disparate processes from creation to consumption into a single, modular system.
      Networking solutions provide routing and distribution, signal processing, and network monitoring and management tools for multiple markets. In addition to providing solutions to the traditional broadcast and cable markets, customers also include the U.S. Government and public safety organizations for mission-critical, first-response scenarios. For example, Broadcast Communications, in conjunction with Government Communications Systems, is providing extensive networking solutions for the FTI program. Rapidly growing demand for content over an increasing number of devices is driving a transition from single, dedicated networks to flexible systems that automatically deliver content over the most appropriate and cost-effective network, transporting the right content to the right person on the right device.
      Principal customers for Broadcast Communications’ products and services include domestic and international television and radio broadcast networks and content originators. Revenue for the Broadcast Communications segment increased 34 percent from $287 million in fiscal 2004 to $384 million in fiscal 2005. Segment operating income was $18.1 million in fiscal 2005 compared to $8.1 million in fiscal 2004. During the fourth quarter of fiscal 2004, the Broadcast Communications segment decided to exit its unprofitable TV systems integration business, which contributed approximately $13 million in revenue in fiscal 2004. The Broadcast Communications segment contributed 12 percent of our total revenue in fiscal 2005, 11 percent in fiscal 2004 and 15 percent in fiscal 2003. Approximately 34 percent of the sales of this segment were made outside of the United States in fiscal 2005, compared to 39 percent in fiscal 2004.
      In general, this segment’s domestic products are sold and serviced directly to customers through its sales organizations and through established distribution channels. Internationally, this segment markets and sells its products and services through regional sales offices and established distribution channels. See “Business — International Business.”
      The backlog of unfilled orders for this segment was $210 million at July 29, 2005, compared with $105 million at July 30, 2004. Approximately 70 percent of this backlog is expected to be filled during fiscal 2006. For a discussion of certain risks affecting this segment, see “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
International Business
      Revenue in fiscal 2005 from products exported from the United States (including foreign military sales) or manufactured abroad was $559.0 million (19 percent of our total revenue), compared with $507.5 million (20 percent of our total revenue) in fiscal 2004 and $422.8 million (21 percent of our total revenue) in fiscal 2003. Our international sales include both direct exports from the United States and sales from foreign subsidiaries. Most of the international sales are derived from the Microwave Communications, RF Communications and Broadcast Communications segments. Direct export sales are primarily denominated in U.S. dollars, whereas sales from foreign subsidiaries are generally denominated in the local currency of the subsidiary. Exports from the United States, principally to Europe, Africa, the Middle East and Asia, totaled $326.6 million (58 percent of our international sales) in fiscal 2005, $308.6 million (61 percent of our international sales) in fiscal 2004 and $222.7 million (53 percent of our international sales) in fiscal 2003. Foreign operations represented 8 percent of revenue in fiscal 2005, 8 percent of revenue in fiscal 2004 and 10 percent of revenue in fiscal 2003, and 9 percent of long-lived assets as of July 1, 2005 and 16 percent of long-lived assets as of July 2, 2004. Financial information regarding our domestic and international operations is contained in Note 23: Business Segments in the Notes to Consolidated Financial Statements.
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
      We utilize indirect sales channels, including dealers, distributors and sales representatives, in the marketing and sale of some lines of products and equipment, both domestically and internationally. These independent representatives may buy for resale or, in some cases, solicit orders from commercial or governmental customers for direct sales by us. Prices to the ultimate customer in many instances may be recommended or established by the independent representative and may be above or below our list prices. These independent representatives generally receive a discount from our list prices and may mark up those prices in setting the final sales prices paid by the customer. During fiscal 2005, revenue from indirect sales channels represented 6 percent of our total revenue and 32 percent of our international revenue, compared to revenue from indirect sales channels in fiscal 2004 representing 6 percent of our total revenue and 30 percent of our international revenue.
      Fiscal 2005 revenue came from a large number of foreign countries, no one of which accounted for 3 percent or more of our total revenue. Certain of our exports are paid for by letters of credit, with the balance carried either on an open account or installment note basis. Advance payments, progress payments or other similar payments received prior to or upon shipment often cover most of the related costs incurred. Performance guarantees by us are generally required on significant foreign government contracts. In order to stay competitive in international markets, we also enter into recourse and vendor financing to facilitate sales to certain customers.
      The particular economic, social and political conditions for business conducted outside the U.S. differ from those encountered by domestic businesses. Our management believes that the overall business risk for the international business as a whole is somewhat greater than that faced by our domestic operations as a whole. A description of the types of risks to which we are subject in international business is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Nevertheless, in the opinion of our management, these risks are offset by the diversification of the international business and the protection provided by letters of credit and advance payments.
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
      In the Government Communications Systems segment principal competitors include: Boeing, Lockheed Martin, General Dynamics, Northrop Grumman, Raytheon, L-3 Communications, ITT Industries, Computer Sciences and SAIC. Consolidation among U.S. defense and aerospace companies has resulted in a reduction in the number of principal prime contractors. As a result of this consolidation, we frequently “partner” or are involved in subcontracting and teaming relationships with companies that are, from time to time, competitors on other programs.
      In the RF Communications segment principal competitors include: Thales, ITT Industries, General Dynamics, Raytheon, Rohde & Schwarz, and Tadiran.
      In the Microwave Communications segment principal competitors include: Alcatel, Stratex Networks, Ericsson, NEC, Nera, Siemens, Nokia and Fujitsu, as well as other smaller companies. Several of our competitors are original equipment manufacturers through which we sometimes distribute and sell products and services to end-users.
      In the Broadcast Communications segment principal competitors include: Broadcast Electronics, Omnibus, NEC, Rohde & Schwarz, Thompson, Thales, as well as other smaller companies and divisions of large companies.
Principal Customers; Government Contracts
      Sales to the U.S. Government, which is our only customer accounting for 3 percent or more of our total revenue, were 66 percent, 66 percent and 62 percent of our total revenue in fiscal 2005, 2004 and 2003, respectively. Our U.S. Government sales are predominantly derived from contracts with agencies of, and prime contractors to, the U.S. Government. U.S. Government contracts are terminable at the convenience of the U.S. Government, as well as for default. Companies engaged in supplying goods and services to the U.S. Government are dependent on Congressional appropriations and administrative allotment of funds and may be affected by changes in U.S. Government policies resulting from various military, political and international developments. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods become unavailable. Under contracts terminable at the convenience of the U.S. Government, a contractor is entitled to receive payments for its allowable costs and, in general, the proportionate share of fees or earnings for the work done. Contracts that are terminable for default generally provide that the U.S. Government pays only for the work it has accepted and may require the contractor to pay for the incremental cost of reprocurement and may hold the contractor liable for damages. In many cases, there is also uncertainty relating to the complexity of designs, necessity for design improvements and difficulty in forecasting costs and schedules when bidding on developmental and highly sophisticated technical work. Under many U.S. Government contracts, we are required to maintain facility and personnel security clearances complying with Department of Defense and other Federal agency requirements. For further discussion of risks relating to U.S. Government contracts, see “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Backlog
      Our funded backlog of unfilled orders was approximately $1,141 million at July 29, 2005, $962 million at July 30, 2004 and $891 million at July 25, 2003. The determination of backlog involves substantial estimating, particularly with respect to customer requirements contracts and long-term contracts of a cost-reimbursement or incentive nature.
      We define funded backlog as the value of contract awards received from the U.S. Government for which the U.S. Government has appropriated funds and the appropriating agency has given us authorization to spend these funds under the contract, plus the amount of contract awards and orders received from customers other than the U.S. Government that have yet to be recognized as revenue. We expect to fill in fiscal 2006 approximately 85 percent of our funded backlog as of July 29, 2005. However, there can be no assurance that our funded backlog will become revenue in any particular period, if at all. Our funded backlog does not include the full amount of our contract awards, including those pertaining to multi-year, cost-reimbursable contracts, which are generally funded on an annual basis. Funded backlog also excludes the sales amount of unexercised contract options that may be exercised by customers under existing contracts and the sales amount of purchase orders that may be issued under indefinite quantity contracts or basic ordering agreements. Backlog is subject to delivery delays and program cancellations, which are beyond our control. Additional information with regard to the backlog of each of our segments is provided under “Description of Business by Segment.”
Research, Development and Engineering
      Our businesses require substantial commitment of resources to maintain significant positions in the markets we serve. Research, development and engineering expenditures totaled approximately $870 million in fiscal 2005, $841 million in fiscal 2004 and $600 million in fiscal 2003.
      Company-sponsored research and product development costs, which included research and development for commercial products and independent research and development related to government products and services, were approximately $137 million in fiscal 2005, $111 million in fiscal 2004 and $100 million in fiscal 2003. The portion of total research, development and engineering expenditures not company-sponsored was funded by U.S. Government and commercial customers and is included in our revenue. Company-funded research is directed to the development of new products and to building technological capability in selected communications and electronic systems markets. U.S. Government-funded research helps strengthen and broaden our technical capabilities. Almost all of our segments maintain their own engineering and new product development departments, with scientific assistance provided by advanced-technology departments. As of July 1, 2005 we employed approximately 5,500 engineers and scientists and are continuing efforts to make the technologies developed in any of our business segments available for all other business segments.
Patents and Intellectual Property
      We consider our patents and other intellectual property rights, in the aggregate, to constitute an important asset. We own a large and valuable portfolio of patents, trade secrets, know-how, confidential information, trademarks, copyrights and other intellectual property. We also license intellectual property to and from third parties. As of July 1, 2005, we held approximately 729 U.S. patents and 191 foreign patents, and had approximately 364 U.S. patent applications pending and 856 foreign patent applications pending. However, we do not consider our business or any business segment to be materially dependent upon any single patent, license or other intellectual property right, or any group of related patents or other intellectual property rights. We are engaged in a proactive patent licensing program and have entered into a number of licenses and cross-license agreements, some of which generate royalty income. Although existing license agreements have generated income in past years and may do so in the future, there can be no assurances we will enter into additional income-producing license agreements. From time to time we engage in litigation to protect our patents and intellectual property. Any of our patents, trade secrets, trademarks, copyrights, and other proprietary rights could be challenged, invalidated or circumvented, or may not provide competitive advantages. With regard to patents relating to our Government Communications Systems segment, the U.S. Government often has an irrevocable, non-exclusive, royalty-free license, pursuant to which the U.S. Government may use or authorize others to use the inventions covered by such patents. Pursuant to similar arrangements, the U.S. Government may consent to our use of inventions covered by patents owned by other persons. Numerous trademarks used on or in connection with our products are also considered to be a valuable asset.
Environmental and Other Regulations
      Our facilities and operations, in common with those of industry in general, are subject to numerous domestic and international laws and regulations designed to protect the environment, particularly with regard to wastes and emissions. We believe that we have complied with these requirements and that such compliance has not had a material adverse effect on our business or financial condition. Based upon currently available information, we do not expect expenditures to protect the environment and to comply with current environmental laws and regulations over the next several years to have a material impact on our competitive or financial position. If future laws and regulations contain more stringent requirements than presently anticipated, actual expenditures may be higher than our present estimates of those expenditures. We have installed waste treatment facilities and pollution control equipment to satisfy legal requirements and to achieve our waste minimization and prevention goals. We did not spend material amounts on environmental capital projects in fiscal 2005, 2004 or 2003. A portion of our environmental expenditures relates to discontinued operations for which we have retained certain environmental liabilities. We currently expect that amounts to be spent for environmental-related capital projects will not be material in fiscal 2006. These amounts may increase in future years. Additional information regarding environmental and regulatory matters is set forth in “Legal Proceedings” and in Note 1: Significant Accounting Policies in the Notes to Consolidated Financial Statements.
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
Raw Materials and Supplies
      Because of the diversity of our products and services, as well as the wide geographic dispersion of our facilities, we use numerous sources for the wide array of raw materials (such as electronic components, printed circuit boards, metals and plastics) needed for our operations and for our products. We are dependent upon suppliers and subcontractors for a large number of components and the ability of our suppliers and subcontractors to meet performance and quality specifications and delivery schedules. In some instances, we are dependent upon one or a few sources, either because of the specialized nature of a particular item or because of domestic preference requirements pursuant to which we operate on a given project. While we have been affected by financial and performance issues of some of our suppliers and subcontractors, we have not been materially adversely affected by the inability to obtain raw materials or products.
Seasonality
      No material portion of our business is considered to be seasonal. Various factors can affect the distribution of our revenue between accounting periods, including the timing of U.S. Government awards, the availability of funding, product deliveries and customer acceptance.
Employees
      As of July 1, 2005, we employed approximately 12,600 people compared with approximately 10,900 employees at the end of fiscal 2004. The increase is mainly due to the acquisitions of Orkand and Encoda. Approximately 11,600 employees are located in the United States. As of July 1, 2005, approximately 8,000 employees were employed in the Government Communications Systems segment, 1,500 in the RF Communications segment, 1,100 in the Microwave Communications segment and 1,600 in the Broadcast Communications segment, with the remainder employed in headquarters or other support or service functions. We also utilize a number of independent contractors. None of our employees in the United States is represented by a labor union. In certain international subsidiaries, our employees are represented by workers’ councils or statutory labor unions. In general, we believe that our relations with our employees are good.

Website Access to Harris’ Reports; Available Information
      General. We maintain an Internet website at http://www.harris.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website as soon as reasonably practicable after these reports are filed with, or furnished to, the Securities and Exchange Commission (“SEC”). We will also provide the reports in electronic or paper form free of charge upon request. We also make available free of charge on our website our annual report to shareholders and proxy statement. Our website and the information posted thereon are not incorporated into this Annual Report on Form 10-K or any other report that we file with or furnish to the SEC. All reports we file with or furnish to the SEC are also available free of charge via EDGAR through the SEC’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at Room 1580, 100 F. Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
      Additional information relating to our businesses, including our operating segments, is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
      Corporate Governance Principles and Committee Charters. We previously adopted Corporate Governance Principles, which are available on the Corporate Governance section of our website at www.harris.com/harris/cg/. In addition, the charters of each of the committees of our Board, including the Audit Committee, Corporate Governance Committee and the Management Development and Compensation Committee, are also available on the Corporate Governance section of our website. A copy of the charters is also available free of charge upon written request to our Corporate Secretary at Harris Corporation, 1025 West NASA Boulevard, Melbourne, Florida 32919.
      Code of Ethics. All our directors and employees, including our Chief Executive Officer, Chief Financial Officer, principal accounting officer and other senior financial officers, are required to abide by our Standards of Business Conduct. Our Standards of Business Conduct are posted on our website at www.harris.com/business-conduct and are also available free of charge by written request to our Director of Business Conduct, Harris Corporation, 1025 West NASA Boulevard, Melbourne, Florida 32919. We intend to disclose any amendment to, or waiver from, our Standards of Business Conduct granted to any director or officer on the Business-Conduct section of our website at www.harris.com/business-conduct within four business days following such amendment or waiver.
      Certifications. We have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act as exhibits to this Annual Report on Form 10-K. In addition, an annual CEO certification was submitted by our CEO to the New York Stock Exchange in 2004 in accordance with the NYSE’s listing standards.

ITEM 2.	PROPERTIES.
      Our principal executive offices are located at owned facilities in Melbourne, Florida. As of July 1, 2005, we operated approximately 108 facilities in the United States, Canada, Europe, Central and South America and Asia, consisting of about 5.7 million square feet of manufacturing, administrative, research and development, warehousing, engineering and office space, of which approximately 4.2 million square feet are owned and approximately 1.5 million square feet are leased. There are no major encumbrances on any of our facilities. Our leased facilities are for the most part occupied under leases for terms ranging from one month to 12 years, a majority of which can be terminated or renewed at no longer than five-year intervals at our option. As of July 1,

2005, the locations and approximate floor space of our principal offices and facilities in productive use were as follows:

		Approximate	Approximate
		Sq. Ft. Total	Sq. Ft. Total
Location	Major Activities	Owned	Leased

Government Communications Systems:
• Palm Bay, Florida	Office	1,819,335	143,788
• Melbourne, Florida	Office	605,046	86,096
• Malabar, Florida	Office/Manufacturing	299,081	—
• Chantilly, Virginia	Office	—	78,327
• Annapolis Junction, Maryland	Office	—	71,212
• Alexandria, Virginia	Office	—	59,194
• Falls Church, Virginia	Office	—	58,981
• Bellevue, Nebraska	Office	—	54,847
• Herndon, Virginia	Office	—	44,585
• Colorado Springs, Colorado	Office	—	38,284
• Calgary, Canada	Office	—	25,598
• Sterling, Virginia	Office	—	20,917
• Long Beach, California	Office	—	14,456
• Other locations	Office	—	31,919

		2,723,462	728,204
RF Communications:
• Rochester, New York	Office/Manufacturing	630,142	10,763
• Columbia, Maryland	Office	—	20,972
• Winnersh, United Kingdom	Office	—	20,806
• Annapolis Junction, Maryland	Office	—	10,007
• Other locations	Office	—	10,148

		630,142	72,696
Microwave Communications:
• San Antonio, Texas	Office/Manufacturing	184,422	—
• Montreal, Canada	Office/Manufacturing	—	113,846
• Durham, North Carolina	Office	—	60,033
• Melbourne, Florida	Office	29,270	—
• Shenzhen, China	Office/Manufacturing	—	27,706
• Redwood Shores, California	Office	—	25,000
• Chatenay-Malabry, France	Office	—	12,379
• Mexico City, Mexico	Office	—	5,014
• Other locations	Office	—	21,887

		213,692	265,865
Broadcast Communications:
• Quincy, Illinois	Office/Manufacturing	213,710	127,294
• Mason, Ohio	Office/Manufacturing	118,384	—
• Wien, Austria	Office/Manufacturing	—	60,375
• Huntingdon, United Kingdom	Office/Manufacturing	—	42,146
• Sunnyvale, California	Office	—	35,552
• Denver, Colorado	Office	—	35,274
• Colorado Springs, Colorado	Office	—	27,060
• Basingstoke, United Kingdom	Office	—	21,250
• Memphis, Tennessee	Office	—	19,381
• Thames Ditton, United Kingdom	Office	—	15,388
• Wyoming, Michigan	Office	—	12,937
• Parsippany, New Jersey	Office	—	8,340
• French’s Forrest, Australia	Office	—	6,534
• Other locations	Office	—	32,405

		332,094	443,936
Corporate:
• Melbourne, Florida	Office	325,279	961
• Other locations	Office	—	4,000

		325,279	4,961

		4,224,669	1,515,662

      In the opinion of management, our facilities, whether owned or leased, are suitable and adequate for their intended purposes and have capacities adequate for current and projected needs. While we have some unused or under-utilized facilities, they are not considered significant. We continuously review our anticipated requirements for facilities and will, from time to time, acquire additional facilities, expand existing facilities, and dispose of existing facilities or parts thereof, as management deems necessary. For more information about our lease obligations, see Note 19: Lease Commitments in the Notes to Consolidated Financial Statements. Our facilities and other properties are generally maintained in good operating condition.

ITEM 3.	LEGAL PROCEEDINGS.
      General. From time to time, as a normal incident of the nature and kind of businesses in which we are engaged, various claims or charges are asserted and litigation commenced against us arising from or related to: product liability; personal injury; patents, trademarks or trade secrets; labor and employee disputes; commercial or contractual disputes; the sale or use of products containing asbestos; breach of warranty; or environmental matters. Claimed amounts may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We have recorded accruals for losses related to those matters that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs are generally expensed when incurred. While it is not feasible to predict the outcome of these matters with certainty, and some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us, based upon available information, in the opinion of management, settlements and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at July 1, 2005 are reserved against, covered by insurance or would not have a material adverse effect on our financial position, results of operations or cash flows.
      U.S. Government Business. U.S. Government contractors, such as us, engaged in supplying goods and services to the U.S. Government and its various agencies, depend on Congressional appropriations and administrative allotment of funds and may be affected by changes in U.S. Government policies. U.S. Government contracts typically involve long lead times for design and development, are subject to significant changes in contract scheduling and may be unilaterally modified or cancelled by the U.S. Government. Often these contracts call for successful design and production of complex and technologically advanced products or systems. We may participate in supplying goods and services to the U.S. Government as either a prime contractor or as a subcontractor to a prime contractor. Disputes may arise between the prime contractor and the U.S. Government and the prime contractor and its subcontractors and may result in litigation between the contracting parties.
      Generally, U.S. Government contracts are subject to procurement laws and regulations, including the Federal Acquisition Regulation (“FAR”), which outline uniform policies and procedures for acquiring goods and services by the U.S. Government, and specific acquisition regulations that implement or supplement the FAR such as the Defense Federal Acquisition Regulations. As a government contractor, our contract costs are audited and reviewed on a continual basis by the Defense Contract Audit Agency. In addition to these routine audits, from time to time, we may, either individually or in conjunction with other U.S. Government contractors, be the subject of audits and investigations by other agencies of the U.S. Government. These audits and investigations are conducted to determine if our performance and administration of our U.S. Government contracts are compliant with applicable contractual requirements, procurement and other applicable Federal statutes and regulations. These investigations may be conducted without our knowledge. We are unable to predict the outcome of such investigations or to estimate the amounts of resulting claims or other actions that could be instituted against us, our officers or employees. Under present U.S. Government procurement regulations, if indicted or adjudged in violation of procurement or other Federal civil laws, a contractor, such as us, or one or more of our operating divisions or subdivisions, could be subject to fines, penalties, repayments, or compensatory or treble damages. U.S. Government regulations also provide that certain findings against a contractor may lead to suspension or debarment from eligibility for awards of new U.S. Government contracts for up to three years. In addition, a U.S. Government contractor’s export privileges could be suspended or revoked. Suspension or debarment could have a material adverse effect on us because of our reliance on U.S. Government contracts.
      International. As an international company, we are, from time to time, the subject of investigations relating to our international operations, including under the U.S. Foreign Corrupt Practices Act and similar U.S. and international laws.

      Environmental. We are subject to numerous Federal, state and foreign environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities. From time to time, we receive notices from the U.S. Environmental Protection Agency and equivalent state or foreign environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. We have been named as a potentially responsible party at 13 such sites, excluding sites as to which our records disclose no involvement or as to which our liability has been finally determined. While it is not feasible to predict the outcome of many of these proceedings, in the opinion of our management, any payments we may be required to make as a result of such claims in existence at July 1, 2005 will not have a material adverse effect on our financial condition or our business taken as a whole. Additional information regarding environmental matters is set forth in Note 1: Significant Accounting Policies in the Notes to Consolidated Financial Statements, which Note is incorporated herein by reference.
      Other Matters. On August 17, 1998, we filed a patent infringement claim against Ericsson, Inc. (“Ericsson”) in the U.S. Federal District Court for the Eastern District of Virginia and on November 5, 1998, the Court transferred the case to the Northern District of Texas (“District Court”). On October 29, 2002, a jury rendered a verdict in our favor against Ericsson and its parent company. The jury awarded us approximately $61 million in compensatory damages and found that Ericsson’s conduct was “willful.” Following the rendering of such verdict, we filed a motion to enhance the damages based upon the finding of willfulness, and Ericsson filed motions: (i) to decrease the damage award, (ii) to order a new trial, and (iii) for non-infringement and invalidity of the relevant patent notwithstanding the jury’s verdict. On July 17, 2003, the District Court issued a ruling on these motions denying Ericsson’s motions for non-infringement and invalidity of the patent, but ruled that unless we agreed to a lowered damage award of $43 million in compensatory damages, it was granting Ericsson’s motion for a new trial on the issue of damages. We agreed to the lowered damages and thus, a judgment was entered for us in the amount of $43 million plus $1 million for enhanced damages and $1 million for attorneys’ fees, as well as pre-judgment interest. During the second quarter of fiscal 2004, Ericsson appealed the judgment of the District Court to the United States Court of Appeals for the Federal Circuit (“CAFC”). We filed a cross appeal seeking to increase the amount of enhanced damages. The briefing for the appeal was completed in the second quarter of fiscal 2004 and oral arguments were held during the second quarter of fiscal 2005. On August 5, 2005, the CAFC issued an opinion vacating the jury’s finding of infringement on one of the four patent claims; vacating the District Court’s denial of post-trial briefs by Ericsson; and remanding the case to the District Court for further proceedings. A dissenting opinion was also published. On August 19, 2005, we filed a petition for reconsideration and, in the alternative, a petition for rehearing by the CAFC. We anticipate a decision on these petitions during the first quarter of fiscal 2006.
      On July 29, 2002, we received a demand letter from Bourdex Telecommunications Limited (“Bourdex”), a Nigerian-based customer for a product of our former analog base station business and related services, alleging (i) breach of contract, and (ii) deceit based upon misrepresentation. In accordance with the contract, we submitted an arbitration request pursuant to the International Chamber of Commerce’s Procedural Rules asking for a determination that we fully complied with the contract and that we owed no further duty to Bourdex. In January 2003, Bourdex restated its demand at $22.3 million. The arbitration hearing took place beginning in March 2004 and concluded in July 2004. Based on that hearing, the parties received a decision from the arbitration panel in January 2005 indicating that we breached a duty to Bourdex, based on a special relationship that developed between the parties. According to the decision, other issues still need to be considered, subject to further pleadings on the topic of appropriate remedies, if any. After the January 2005 decision, Bourdex continued to revise its demands. The current demand is for approximately $35 million. A hearing on the issue of remedies and damages is scheduled to be held during the first quarter of fiscal 2006. We intend to continue the vigorous defense of this claim and consider appropriate appellate relief. We believe that the potential losses related to this case range from no liability to the amount of Bourdex’s demand and accordingly we have not accrued any liability for this item as of July 1, 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
      No matters were submitted by us to a vote of our security holders during the fourth quarter of fiscal 2005.
EXECUTIVE OFFICERS OF THE REGISTRANT
      The name, age, executive office, position held with us, and principal occupation and employment during at least the past 5 years for each of our executive officers as of August 27, 2005, are as follows:

Name and Age	Executive Office Currently Held and Past Business Experience

Howard L. Lance, 49	Chairman of the Board, President and Chief Executive Officer since June 2003. President and Chief Executive Officer since January 2003. Formerly President of NCR Corporation and Chief Operating Officer of its Retail and Financial Group from July 2001 to October 2002. Prior to July 2001, Mr. Lance served for 17 years with Emerson Electric Company, where he held increasingly senior management positions with different divisions of the company, and was named Executive Vice President for Emerson’s Electronics and Telecommunications businesses in 1999.

Bryan R. Roub, 64	Senior Vice President and Chief Financial Officer since October 1993. Senior Vice President — Finance, from July 1984 to October 1993. Formerly with Midland-Ross Corporation in the capacities of: Executive Vice President — Finance, 1982 to 1984; Senior Vice President, 1981 to 1982; Vice President and Controller, 1977 to 1981; and Controller, 1973 to 1977.

Robert K. Henry, 58	Senior Vice President of Harris since March 2003. President — Government Communications Systems Division since July 1999. Vice President — General Manager of the Communications Systems Division of the Electronic Systems Sector from 1997 to 1999. Formerly with Sanders, a Lockheed Martin company from 1995 to 1997, in various capacities of increasing responsibility, including: Vice President of Engineering and Vice President — General Manager Information Systems. Technical Operations Director, Martin Marietta from 1993 to 1995. Business Interface South Manager, GE Aerospace, from 1990 to 1993.

R. Kent Buchanan, 53	Vice President — Corporate Technology and Development since February 2005. Formerly with Motorola, Inc. from 1989 to 2005 in the capacities of Senior Director of Growth Platforms; Vice President and General Manager — Global eBusiness; Vice President — General Manager — Radio Products Division, Vice President — General Manager — Accessories and Aftermarket Products Division. Prior to 1989 Mr. Buchanan held positions with General Electric and General Instrument Corporation.

Guy M. Campbell, 58	President — Microwave Communications Division since September 2003. Formerly Vice President, Commercial Systems, Sarnoff Corporation in 2002, Chief Executive Officer and President, Andrew Corporation from 2000 to 2001 and Group President in 1999. Prior to 1999, Mr. Campbell served for 25 years with Ericsson, Inc.

Eugene S. Cavallucci, 58	Vice President — General Counsel since October 2004. Vice President — Counsel, Government Operations and Director of Business Conduct from July 1999 to October 2004. Vice President — Sector Counsel from August 1992 to June 1999. Mr. Cavallucci joined Harris in 1990. Formerly Vice President — General Counsel and Secretary, DBA Systems, Inc., from 1985 to 1990.

James L. Christie, 53	Vice President — Controller and Chief Accounting Officer since October 1999. Vice President — Acting Controller from July 1999 to October 1999. Vice President — Internal Audit, from August 1992 to June 1999. Director — Internal Audit, from 1986 to 1992. Formerly Director — Internal Audit and Division Controller at Harris Graphics Corporation, from 1985 to 1986. Mr. Christie joined Harris in 1978.

Chester A. Massari, 63	President — RF Communications Division since July 1999. Vice President — General Manager of the RF Communications Division of the Communications Sector from January 1997 to July 1999. Vice President — General Manager of the Broadcast Division of the Communications Sector from September 1995 to January 1997. Mr. Massari has been with Harris since 1970.

Name and Age	Executive Office Currently Held and Past Business Experience

Gary L. McArthur, 45	Vice President — Finance and Treasurer since January 2005. Vice President — Corporate Development from January 2001 to January 2005. Director — Corporate Development from March 1997 to December 2000. Formerly, Chief Financial Officer of 3D/ EYE Inc. from 1996 to 1997. Executive Director — Mexico, Nextel from 1995 to 1996. Director — Mergers and Acquisitions, Nextel from 1993 to 1995. Prior to 1993 Mr. McArthur held various positions with Lehman Brothers, Inc., Cellcom Corp. and Deloitte & Touche.

Jeffrey S. Shuman, 50	Vice President — Human Resources and Corporate Relations since August 15, 2005. Formerly, Vice President of Human Resources and Administration, Information Technology sector of Northrop Grumman from March 2001 to August 2005 and Senior Vice President of Human Resources from September 1999 to March 2001. Vice President — Human Resources Honeywell International/ Allied Signal Corporation from February 1997 to September 1999 and Director, Human Resources Technical Services Division from January 1995 to February 1997. President, Management Recruiters International of Orange County from 1994 to 1995. Prior to 1994 Mr. Shuman held various positions with Avon Products, Inc.

Jeremy C. Wensinger, 42	President — Broadcast Communications Division since May 2004. Vice President and General Manager of Harris Technical Services Corporation from June 2003 to May 2004. Vice President of Harris Technical Services Corporation from July 1999 to June 2003. Mr. Wensinger joined Harris in 1989.
      There is no family relationship between any of our executive officers or directors, and there are no arrangements or understandings between any of our executive officers or directors and any other person pursuant to which any of them was appointed or elected as an officer or director, other than arrangements or understandings with our directors or officers acting solely in their capacities as such. All of our executive officers are elected annually and serve at the pleasure of our Board of Directors.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
      Our common stock, par value $1.00 per share, is listed and primarily traded on the New York Stock Exchange, Inc. (“NYSE”), under the ticker symbol “HRS.” According to the records of our transfer agent, as of August 19, 2005, there were approximately 7,445 holders of record of our common stock. On February 25, 2005 our Board of Directors approved a two-for-one stock split of our common stock. The stock split was effected in the form of a 100 percent stock dividend distributed on March 30, 2005 to shareholders of record on March 14, 2005. All share and per share amounts and information presented in this Annual Report on Form 10-K have been retroactively restated to reflect the effect of this stock split for all periods presented. The high and low sales prices of our common stock as reported on the NYSE composite transactions reporting system and the dividends paid on our common stock for each quarterly period in our last two fiscal years are reported below:

			Cash
	High	Low	Dividends

Fiscal 2005
First Quarter	$28.07	$21.60	$0.06
Second Quarter	$34.57	$27.99	0.06
Third Quarter	$35.00	$26.94	0.06
Fourth Quarter	$33.52	$27.25	0.06

			$0.24

Fiscal 2004
First Quarter	$18.28	$14.35	$0.05
Second Quarter	$19.74	$17.03	0.05
Third Quarter	$25.47	$18.95	0.05
Fourth Quarter	$25.60	$21.19	0.05

			$0.20

      On August 19, 2005, the last sale price of our common stock as reported in the NYSE composite transactions reporting system was $37.00 per share.

Dividends
      The dividends paid on our common stock for each quarter in our last two fiscal years are set forth in the tables above. On August 27, 2005 our Board of Directors increased our annual dividend rate from $0.24 per share to $0.32 per share and declared a quarterly cash dividend of $0.08 per share, which will be paid on September 16, 2005 to holders of record on September 7, 2005. Our annual common stock dividend rate, on a post-stock split basis, was $0.24, $0.20, and $0.16 per share in fiscal 2005, 2004, and 2003, respectively. Quarterly cash dividends are typically paid in March, June, September and December. We have paid cash dividends every year since 1941 and currently expect that cash dividends will continue to be paid in the near future; however, there can be no assurances that this will be the case. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant.
Issuer Repurchases of Equity Securities
      During fiscal 2005, we repurchased 1,874,000 shares of our common stock at an average price per share of $30.10. During fiscal 2004, we repurchased 2,608,800 shares of our common stock at an average price per share of $21.63. We currently expect that we will repurchase shares of our common stock to offset the dilutive effect of shares issued under our stock incentive plans. Additionally, if warranted, we will consider accelerating our repurchases.
      The following table sets forth information, on a post-stock split basis, with respect to repurchases by us of our common stock during the fiscal quarter ended July 1, 2005:

			Total number of	Maximum number
			shares purchased as	of shares that may
			part of publicly	yet be purchased
	Total number of	Average price	announced plans or	under the plans or
Period*	shares purchased	paid per share	programs (1)	programs (1)

Month No. 1
(April 2, 2005 — April 29, 2005) Repurchase program(1)	68,000	$27.79	68,000	5,198,000

Month No. 2
(April 30, 2005 — May 27, 2005)
Repurchase program(1)	632,000	$29.00	632,000	4,566,000

Month No. 3
(May 28, 2005 — July 1, 2005)
Repurchase program(1)	None	n/a	None	4,566,000
Employee transactions(2)	38,974	$32.38	n/a	n/a

Total	738,974	$29.07	700,000	4,566,000

*	Periods represent our fiscal months.

(1)	On April 27, 2004, we announced that our Board of Directors approved a share repurchase program that authorizes us to repurchase, on a post-stock split basis, up to 6 million shares through open-market transactions, or in negotiated block transactions. This program does not have an expiration date. The maximum number of shares that may yet be purchased under our currently authorized repurchase program as of July 1, 2005 is 4,566,000. All repurchases made in the quarter ended July 1, 2005 under this program were made in open-market transactions. As a matter of policy, we do not repurchase shares during the period beginning on the 15th day of the third month of a fiscal quarter and ending two days following the public release of earnings and financial results for such fiscal quarter.

(2)	Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised stock options, (b) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance shares or restricted shares which vested during the quarter, (c) performance or restricted shares returned to us upon retirement or termination of employment, or (d) shares of our common stock purchased by the trustee of the Harris Corporation Master Rabbi Trust to fund obligations under our deferred compensation plans. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or withheld to cover tax obligations shall be the closing price of our common stock on the date the relevant transaction occurs.
     See Note 15: Stock Options and Awards in the Notes to Consolidated Financial Statements for a general description of the Harris Corporation Stock Incentive Plan and the Harris Corporation 2000 Stock Incentive Plan.

ITEM 6.	SELECTED FINANCIAL DATA.
      The following table summarizes our selected historical financial information for each of the last five fiscal years. All amounts presented have been restated on a continuing operations basis. Discontinued operations are more fully discussed in Note 2: Discontinued Operations in the Notes to Consolidated Financial Statements. The selected financial information shown below has been derived from our audited consolidated financial statements, which for data presented for fiscal years 2005 and 2004 are included elsewhere in this Annual Report on Form 10-K. This table should be read in conjunction with our other financial information, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K.

	Fiscal Years Ended

	2005(1)	2004(2)	2003(3)	2002(4)	2001(5)

	(In millions, except per share amounts)
Revenue from product sales and services	$3,000.6	$2,518.6	$2,060.6	$1,835.8	$1,871.0
Cost of product sales and services	2,176.8	1,888.3	1,543.2	1,353.4	1,384.8
Interest expense	24.0	24.5	24.9	26.7	34.8
Income from continuing operations before income taxes	298.4	180.0	108.2	131.7	78.8
Income taxes	96.2	54.3	37.9	44.7	53.3
Income from continuing operations	202.2	125.7	70.3	87.0	25.5
Discontinued operations net of income taxes	—	7.1	(10.8)	(4.4)	(4.1)
Net income	202.2	132.8	59.5	82.6	21.4
Average shares outstanding (diluted)	141.3	140.3	138.0	132.7	133.9
Per share data (diluted):
Income from continuing operations	1.46	.92	.53	.66	.19
Discontinued operations	—	.05	(.08)	(.04)	(.03)
Net income	1.46	.97	.45	.62	.16
Cash dividends	.24	.20	.16	.10	.10
Net working capital	727.4	994.9	847.1	694.8	721.8
Net plant and equipment	307.8	283.3	281.6	262.1	272.2
Long-term debt	401.4	401.4	401.6	283.0	384.4
Total assets	2,457.4	2,225.8	2,075.3	1,855.4	1,951.9
Shareholders’ equity	1,439.1	1,278.8	1,183.2	1,149.9	1,115.2
Book value per share	10.83	9.64	8.91	8.67	8.47

(1)	Results for fiscal 2005 include a $7.0 million after-tax ($.05 per diluted share) charge related to a write-off of in-process research and development costs and impairment losses on capitalized software development costs associated with our acquisition of Encoda, a $6.4 million after-tax ($.05 per diluted share) write-down of our passive investments due to other-than-temporary impairments, a $5.7 million after-tax ($.04 per diluted share) gain related to our execution of a patent cross-licensing agreement and a $3.5 million after-tax ($.02 per diluted share) income tax benefit from the settlement of a tax audit.

(2)	Results for fiscal 2004 include an $8.1 million after-tax ($.06 per diluted share) charge related to cost-reduction actions taken in our Microwave Communications and Broadcast Communications segments, a $5.8 million after-tax ($.04 per diluted share) loss and a $4.4 million after-tax ($.03 per diluted share) gain in two unrelated patent infringement cases, a $3.4 million after-tax ($.02 per diluted share) write-down of our interest in Teltronics, Inc., a $3.0 million after-tax ($.02 per diluted share) gain from the reversal of a previously established reserve for the consolidation of our Broadcast Communications segment’s European operations and a $3.3 million after-tax ($.02 per diluted share) income tax benefit from the settlement of a foreign tax audit.

(3)	Results for fiscal 2003 include a $12.2 million after-tax ($.09 per diluted share) gain on the sale of our minority interest in our LiveTV, LLC joint venture, a $5.6 million after-tax ($.04 per diluted share) write-down of inventory related to our exit from unprofitable products and the shutdown of our Brazilian manufacturing plant in our Microwave Communications segment, an $8.1 million after-tax ($.06 per diluted share) charge related to our disposal of assets remaining from our telecom switch business and a $10.8 million after-tax ($.08 per diluted share) charge for cost-reduction measures taken in our Microwave Communications and Broadcast Communications segments as well as our corporate headquarters.

(4)	Results for fiscal 2002 include a $10.4 million after-tax ($.08 per diluted share) charge in our Microwave Communications segment related to cost-reduction actions taken in its international operations and collection losses related to the bankruptcy of a customer in Latin America, a $6.8 million after-tax ($.05 per diluted share) gain on the sale of our minority interest in our GE Harris Energy Control Systems, LLC joint venture and a $6.6 million after-tax ($.05 per diluted share) write-down of our investment interest in Terion, Inc.

(5)	Results for fiscal 2001 include a $73.5 million after-tax ($.55 per diluted share) charge for the write-off of purchased in-process research and development, a $21.7 million after-tax ($.16 per diluted share) gain on the sale of our minority interest in our GE-Harris Railway Electronics, LLC joint venture and a $13.1 million after-tax ($.10 per diluted share) write-down of marketable securities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
      The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand Harris. MD&A is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, our Consolidated Financial Statements and related Notes to Consolidated Financial Statements (“Notes”) appearing elsewhere in this Annual Report on Form 10-K. Except for the historical information contained here, the discussions in MD&A contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under “Forward-Looking Statements and Factors that May Affect Future Results.” All share and per share amounts have been adjusted to reflect the stock split in the form of a 100 percent stock dividend effected on March 30, 2005.
      The following is a list of the sections of MD&A, together with our perspective on the contents of these sections of MD&A, which we hope will make reading these pages more productive:

•	Business Considerations — a general description of our businesses; the value drivers of our businesses and our strategy for achieving value; fiscal 2005 financial measure highlights; and industry-wide opportunities, challenges and risks that are relevant to Harris in the government and defense, microwave communications and broadcast communications industries.
•	Operations Review — an analysis of our consolidated results of operations and of the results in each of our four operating segments, to the extent the operating segment results are helpful to an understanding of our business as a whole, for the three years presented in our financial statements; in-process research and development; and discontinued operations.
•	Liquidity, Capital Resources and Financial Strategies — an analysis of cash flows, common stock repurchases, dividend policy, capital structure and resources, contractual obligations, off-balance sheet arrangements, commercial commitments, financial risk management, impact of foreign exchange and impact of inflation.
•	Application of Critical Accounting Policies — a discussion of accounting policies that require critical judgments and estimates, and of accounting pronouncements that have been issued but not yet implemented by us and their potential impact.
•	Forward-Looking Statements and Factors that May Affect Future Results — cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.
BUSINESS CONSIDERATIONS
General
      We are an international communications and information technology company focused on providing assured communications products, systems and services for government and commercial customers. Our four segments serve markets for government communications, secure tactical radio, microwave and broadcast systems. Our company generates revenue, income and cash flows by developing, manufacturing and selling communications products and software as well as providing related services. We generally sell products and services directly to our customers, the largest of which is the U.S. Government and its prime contractors; however, we utilize agents and distributors to sell some products and services, especially in international markets.
      We operate in four business segments: (1) Government Communications Systems, (2) RF Communications, (3) Microwave Communications, and (4) Broadcast Communications. Financial information with respect to all of our other activities, including corporate costs not allocated to the operating segments or discontinued operations, is reported as part of Headquarters Expense or Non-Operating Income (Loss).
      Harris’ mission statement is as follows: “Harris Corporation will be the best-in-class global provider of mission-critical assured communications systems and services to both government and commercial customers, combining advanced technology and application knowledge to offer a superior value proposition.”

Value Drivers of Our Business and Our Strategy for Achieving Increasing Value
      We are committed to our mission statement, and we believe that executing our mission statement creates value. Consistent with this commitment to effective execution, we currently focus on these key value drivers:

•	Continuing profitable revenue growth in all segments;
•	Leveraging key corporate initiatives across business segments;
•	Making strategic acquisitions to enhance our products and services;
•	Continuing focus on lower costs; and
•	Maintaining an efficient capital structure.

Continuing profitable revenue growth in all segments:

Government Communications Systems

•	Leverage excellent program execution track record to win new programs and to expand positions on existing programs;
•	Build on successes in core markets such as avionics; high-speed data links and data networks; antennas; ground and space satellite communications; communications networks and network distribution; intelligence, surveillance and reconnaissance; geospatial processing and imaging; information processing and management; and technical services;
•	Provide assured communications solutions to meet emerging customer requirements to become more communications-centric;
•	Further increase systems integration capabilities;
•	Continue emphasis on customer and program diversification to balance portfolio risk; and
•	Win major positions on key communications and information systems programs.

RF Communications

•	Leverage reputation in the industry to further capitalize on the worldwide transformation effort to modernize military tactical communications and provide secure, interoperable, and reliable communications;
•	Continue to offer technical and performance leadership together with unmatched field service and support;
•	Launch Falcon® III product line as first-to-market software compliant architecture (SCA) radios that meet JTRS standards; and
•	Enter adjacent markets in the secure communications products arena.

Microwave Communications

•	Capitalize on accelerating world demand for bandwidth due to wireless subscriber growth in developing countries, transitions to 3G networks, and increased fixed-to-mobile substitution;
•	Continue offering a broad microwave product portfolio, technology innovation, global service and support, and leading network management systems;
•	Further leverage North American position with mobile service providers and with private network providers such as utilities and federal, state, and local governments;
•	Penetrate international market and broaden customer base by offering new TRuepointtm 5000 family of radio products designed to target the international market and by expanding indirect channels;
•	Successfully roll out and ramp up production of TRuepointtm 4000 microwave product focused on serving the international PDH market; and
•	Support persistent focus on lowering cost structure through value engineering to provide product cost reduction and enhancements, and through improvements in supply chain management.

Broadcast Communications

•	Provide analog and digital radio and TV transmission solutions; enterprise-wide software solutions to manage broadcast and other media content and workflow; and networking solutions for distribution of digital content;
•	Capitalize on digital expertise in television, radio, and mobile television as the worldwide markets transition from analog to digital;
•	Invest in engineering, research and development to introduce new products, such as the recent introductions of the new Power CD UHF digital transmitter that significantly reduces energy costs for broadcasters, transmitter equipment for early mobile television trials, the second-generation

FLEXSTARtm HD radio transmitter, and the next-generation H-Class software solution to replace legacy systems; and
•	Expand the localized regional strategy in international markets by utilizing service support teams to face customers locally.

      Leveraging key corporate initiatives across business segments and making strategic acquisitions: One of our strengths is our ability to transfer technology between segments and focus our research and development projects in ways that benefit Harris as a whole. Another area of focus is cross-selling through division sales channels such as selling our microwave network management software through our Broadcast Communications and Government Communications Systems segments, selling our Broadcast Communications segment’s portable broadcast transmission equipment to the customers of our Government Communications Systems and RF Communications segments and selling our Microwave Communications segment’s microwave radios to our Broadcast Communications and Government Communications Systems segments’ customers. Other corporate initiatives include utilizing corporate-wide supply chain programs and joint international market channel development such as shared distributors and coordinated go-to-market strategies.
      Strategies for continued profitable growth also include effective capital allocation by following macro-economic market and technology trends and by making effective acquisitions and investments to build or complement the strengths in our base businesses. Acquisitions could also serve to balance and enhance our portfolio of businesses.
      Continuing focus on lower costs: Our principal focus areas for cost management are to drive down procurement costs with an emphasis on coordinated supply chain management, to improve our manufacturing efficiencies across all segments, to optimize our facility utilization and to dedicate engineering resources to focus on continuous product cost reductions. The recent development of our lower-cost TRuepointtm microwave radios and the proposed move of our European manufacturing operations in our Broadcast Communications segment to the U.S. are prime examples of how we continue to implement cost-management initiatives.
      Maintaining an efficient capital structure: Our capital structure is intended to optimize our cost of capital. We believe our strong capital position, our access to key financial markets, our ability to raise funds at low effective cost and our overall low cost of borrowing provide a competitive advantage. We had $377.6 million in cash as of July 1, 2005 and have experienced increased operating cash flows over the last fiscal year. Our cash is not restricted and can be used to invest in capital expenditures, make strategic acquisitions, repurchase our common stock or pay dividends to our shareholders.
Fiscal 2005 Financial Measure Highlights
      We believe our value drivers, when implemented, will: (1) increase our income from continuing operations per diluted share; (2) improve our gross profit margin; (3) provide additional leverage over time through reduced engineering, selling and administrative expenses as a percentage of revenue; and (4) optimize our cost of capital. The measure of our success will be reflected in our results of operations and liquidity and capital resources:
      Results of Operations Highlights: Income from continuing operations; income from continuing operations per diluted share; revenue; gross margin; and engineering, selling and administrative expenses as a percentage of revenue represent key measurements of our value drivers:

•	Income from continuing operations increased 61 percent from $126 million in fiscal 2004 to $202 million in fiscal 2005;
•	Income from continuing operations per diluted share increased 59 percent from $0.92 in fiscal 2004 to $1.46 in fiscal 2005;
•	Revenue increased 19 percent from $2.5 billion in fiscal 2004 to $3.0 billion in fiscal 2005;
•	Gross margin was 25.0 percent of revenue in fiscal 2004 compared to 27.5 percent of revenue in fiscal 2005; and
•	Engineering, selling and administrative expenses as a percentage of revenue remained constant at 16.7 percent in both fiscal 2004 and fiscal 2005.
      Refer to MD&A heading “Operations Review” for more information.
      Liquidity and Capital Resources Highlights: In fiscal 2005, our net cash provided by operating activities was $301 million, a 12 percent increase from fiscal 2004, and we expect to generate from $275 to $300 million of net cash from operating activities in fiscal 2006. We believe this ability to generate significant cash flows to reinvest in our businesses demonstrates one of Harris’ strengths. It enables us to utilize cash in ways that our management believes provide the greatest value. Principal uses of our cash flows in fiscal 2005 were:

•	Acquisitions: $427 million;
•	Capital expenditures: $75 million;
•	Share repurchases: $56 million; and
•	Dividends: $32 million or $0.24 per common share.
      Refer to MD&A heading “Liquidity, Capital Resources and Financial Strategies” for more information.
Industry-Wide Opportunities, Challenges and Risks
      Government and Defense Industry: The markets for Government Communications Systems and RF Communications continue to be affected by the war on terror. The U.S. and its allies have undertaken a move toward a more communications-centric and more capabilities-based structure. This provides for a more flexible response through greater force mobility, stronger space capabilities, enhanced missile defense, greater intelligence gathering, and improved information systems capabilities and security. The requirement to upgrade and modernize communications capabilities and provide more secure, interoperable and reliable communications has moved to the forefront of funding priorities. It has also focused greater attention on the security of our homeland and better communications interplay between law enforcement, civil government agencies, intelligence agencies and our military services.
      The Future Years Defense Plan (“FYDP”) submitted with the President’s budget request for government fiscal year (“GFY”) 2006 projects a strong commitment to research and development of transformational communications capabilities across military services. The budget request for GFY 2006 includes $419.3 billion for overall defense spending. It also proposes some reductions in funding for a number of existing defense programs. In addition to the annual defense budget process, on May 11, 2005, President Bush signed into law legislation that provides $82 billion in supplemental GFY 2005 funding, most of it to help cover the cost of operations in Iraq and Afghanistan. The measure provided $75.9 billion for the U.S. Department of Defense, including funds for Operations Enduring Freedom and Iraqi Freedom. Significant funding in both the annual defense budget and supplemental spending has been earmarked for force modernization efforts that are driving strong demand for tactical radio procurements. Modernization efforts by international defense forces to provide secure, reliable, and interoperable communications are also increasing tactical radio demand.
      The $419.3 billion U.S. Department of Defense GFY 2006 budget request is 4.8 percent above the U.S. Department of Defense budget for its 2005 fiscal year, excluding supplemental appropriations. While the U.S. Department of Defense budget increase can be a positive indicator of growth for the defense industry, we believe that the level of growth and amount of budget ultimately allocated to the U.S. Department of Defense procurement (“Procurement”) along with research, development, test and evaluation (“RDT&E”) components of the U.S. Department of Defense budget, are a better indicator of U.S. Department of Defense spending. These accounts are applicable to defense contractors because they generally represent the amounts that are expended for military hardware and technology. The Procurement and RDT&E components of the GFY 2006 budget request, which does not reflect any potential supplemental funding, are essentially flat when compared to GFY 2005. For GFYs 2007 through 2009 the GFY 2006 budget request includes a 6 to 8 percent annual increase in these accounts.
      We are subject to U.S. Government oversight. Therefore, the U.S. Government may investigate our business practices and audit our compliance with applicable rules and regulations. Depending on the results of those investigations and audits, the U.S. Government could make claims against us. Under U.S. Government procurement regulations and practices, an indictment or conviction of a government contractor could result in that contractor being fined and/or suspended from being able to bid on, or be awarded, new U.S. Government contracts for a period of time. Similar government oversight exists in most other countries where we conduct business. We are currently not aware of any compliance audits or investigations that could result in a significant impact to our financial condition, results of operations or cash flows.
      While recent developments in the government and defense industry have had a positive impact on our Government Communications Systems and RF Communications segments, we remain subject to other risks associated with U.S. Government business, including technological uncertainties, dependence on annual appropriations and allotment of funds, extensive regulations and other risks, which are discussed under Item 3, “Legal Proceedings” and under “Forward-Looking Statements and Factors that May Affect Future Results” in this Annual Report on Form 10-K.

      Microwave Communications and Broadcast Communications Industry: Global economic growth rates continue at modest but stable levels in the microwave and broadcast communications industries and are being primarily driven by the following factors:

•	Accelerating demand for bandwidth continues, driven by the next wave of emerging technologies and applications (e.g., WiMax, mobile video and wireless data), wireless subscriber growth in developing countries, and continuing fixed-to-mobile substitution;
•	Market growth is expected for microwave products in Eastern Europe, Central Asia, Latin America, Central Africa and the Middle East;
•	In North America, mobile service providers continue to expand their cellular coverage and capacity in their cellular networks. Also, many domestic private network infrastructures are aging and require upgrades. Because of heightened awareness of public safety and interoperability issues, funding continues to be available for upgrades, including from the Department of Homeland Security;
•	Digital media content and programming continues to reshape the broadcast markets with transitions to new technologies such as digital TV, HD Radiotm, mobile television, and software systems to manage and distribute digital content;
•	Domestic radio broadcasters are taking steps to transition from analog to digital technology. There are approximately 14,000 radio stations in the United States and 2,500 of these stations have committed to convert to digital technology over the next few years;
•	The Federal Communications Commission (“FCC”) has mandated a digital television roll out. Stations in the top one hundred markets had until July 2005 to comply with full-power DTV transmission requirements and all other markets will have until July 2006. Congress is considering legislation that will require the return of all analog frequencies from the broadcasters by January 1, 2009. The returned analog spectrum will be available for auction by the FCC for new commercial uses;
•	The international transition to digital technologies, for both radio and television, is in various stages of implementation. Consequently, many international markets remain primarily analog replacement markets;
•	Global consolidation continues in both the telecommunications and broadcast communications markets, creating larger players who need global partners; and
•	The demand for more end-to-end solutions and outsourcing continues to grow in the microwave and broadcast communications markets.
      Our management believes that our experience and capabilities are well aligned with, and that we are poised to take advantage of, the market trends noted above. While we believe that these developments generally will have a positive impact on us, we remain subject to general economic conditions that could adversely affect our customers. We also remain subject to other risks associated with these markets, including technological uncertainties, changes in the FCC’s regulations for the roll out of digital television, slow market adoption of digital radio or any of our new products and other risks which are discussed under “Forward-Looking Statements and Factors that May Affect Future Results” in this Annual Report on Form 10-K.
OPERATIONS REVIEW
Revenue and Income From Continuing Operations

			2005/2004		2004/2003
			Percent		Percent
			Increase/		Increase/
	2005	2004	(Decrease)	2003	(Decrease)

		(In millions, except per share amounts)
Revenue	$3,000.6	$2,518.6	19.1%	$2,060.6	22.2%
Income from continuing operations	$202.2	$125.7	60.9%	$70.3	78.8%
% of revenue	6.7%	5.0%		3.4%
Income from continuing operations per diluted common share	$1.46	$.92	58.7%	$.53	73.6%
      Fiscal 2005 Compared With Fiscal 2004: Our revenue for fiscal 2005 was $3,000.6 million, an increase of 19.1 percent compared to fiscal 2004. Revenue increased in our Government Communications Systems, RF Communications and Broadcast Communications segments. Our Government Communications Systems and Broadcast Communications segments’ revenue increases included the impact of the Orkand and Encoda acquisitions, respectively. Income from continuing operations for fiscal 2005 was $202.2 million, or $1.46 per diluted share, compared to $125.7 million, or $0.92 per diluted share in fiscal 2004.

      Operating income from all four of our segments improved in fiscal 2005 when compared to fiscal 2004. Our RF Communications and Government Communications Systems segments led this improvement with 40.0 percent and 32.6 percent increases, respectively. Our Microwave Communications segment generated operating income of $7.7 million in fiscal 2005 compared to an operating loss of $12.1 million in fiscal 2004. Our Broadcast Communications segment’s operating income increased to $18.1 million in fiscal 2005 compared with $8.1 million in fiscal 2004 and its results for fiscal 2005 reflect the contribution from the Encoda acquisition, which included a $4.8 million impairment of capitalized software and a $3.8 million write-off of in-process research and development. These improvements in income were offset by an increase in headquarters expense and corporate eliminations in fiscal 2005 when compared to fiscal 2004. In fiscal 2005, we had a non-operating loss of $6.3 million compared to a non-operating loss of $11.0 million in fiscal 2004. See the “Discussion of Business Segments” section of this MD&A for further information.
      Fiscal 2004 Compared With Fiscal 2003: Our revenue for fiscal 2004 was $2,518.6 million, an increase of 22.2 percent compared to fiscal 2003. Increased revenue in our Government Communications Systems, RF Communications and Microwave Communications segments were partially offset by decreased revenue in our Broadcast Communications segment. Income from continuing operations for fiscal 2004 was $125.7 million, or $.92 per diluted share, compared to $70.3 million, or $.53 per diluted share in fiscal 2003.
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
      Our two government businesses continued to deliver strong revenue growth and strong operating performance. The Government Communications Systems and RF Communications segments benefited from a diverse customer base and broad portfolio of tactical and strategic programs that supported the U.S. Government and international customers. Income from continuing operations was impacted by $8.0 million of after-tax charges associated with cost-reduction actions aimed at reducing expenses in our Microwave Communications and Broadcast Communications segments in fiscal 2004. See the “Discussion of Business Segments” section of this MD&A for further information.
Gross Margin

			2005/2004		2004/2003
			Percent		Percent
			Increase/		Increase/
	2005	2004	(Decrease)	2003	(Decrease)

	(In millions)
Revenue	$3,000.6	$2,518.6	19.1%	$2,060.6	22.2%
Cost of product sales and services	(2,176.8)	(1,888.3)	15.3%	(1,543.2)	22.4%
Gross margin	$823.8	$630.3	30.7%	$517.4	21.8%
% of revenue	27.5%	25.0%		25.1%
      Fiscal 2005 Compared With Fiscal 2004: Our gross margin (revenue less cost of product sales and services) as a percentage of revenue was 27.5 percent in fiscal 2005 compared to 25.0 percent in fiscal 2004. Gross margin as a percent of revenue increased across all segments. The increase in gross margin in fiscal 2005 was significantly enhanced by additional software sales as a result of our acquisition of Encoda and margin leverage associated with higher sales volume in our RF Communications segment. These improvements in gross margin were partially offset by a $4.8 million write-off related to the impairment of capitalized software development costs associated with our acquisition of Encoda and a larger mix of sales from our Government Communications segment, which carries a lower gross margin than our other three business segments due to the high level of cost-reimbursable programs it performs for the U.S. Government. See the “Discussion of Business Segments” section of this MD&A for further information.
      Fiscal 2004 Compared With Fiscal 2003: Our gross margin as a percentage of revenue was 25.0 percent in fiscal 2004 compared to 25.1 percent in fiscal 2003. Fiscal 2003 gross margin was impacted by $8.6 million of inventory write-offs associated with the exit from our Microwave Communications segment’s WinRoLL and RapidNet wireless local loop products ($5.8 million) and MDL microwave radio products ($1.3 million) and the shut-down of our manufacturing plant in Brazil ($1.5 million).

      Gross margins as a percentage of revenue improved in our RF Communications, Microwave Communications and Government Communications Systems segments in fiscal 2004 when compared to fiscal 2003. The gross margin improvements as a percentage of revenue in these three segments were offset by a larger mix of sales from our Government Communications Systems segment which carries a lower gross margin than our RF Communications segment and our two commercial segments due to the high level of cost-reimbursable programs it performs for the U.S. Government. Also, the Broadcast Communications segment experienced lower gross margins as a percentage of revenue in fiscal 2004 when compared to fiscal 2003. See the “Discussion of Business Segments” section of this MD&A for further information.
Engineering, Selling and Administrative Expenses

			2005/2004		2004/2003
			Percent		Percent
			Increase/		Increase/
	2005	2004	(Decrease)	2003	(Decrease)

	(In millions)
Engineering, selling and administrative expenses	$502.6	$421.0	19.4%	$414.1	1.7%
% of revenue	16.7%	16.7%		20.1%
      Fiscal 2005 Compared With Fiscal 2004: Our engineering, selling and administrative expenses increased from $421.0 million in fiscal 2004 to $502.6 million in fiscal 2005. As a percentage of revenue, these expenses were flat at 16.7 percent. The increase in our engineering, selling, and administrative expenses is primarily related to our acquisition of Encoda. This business typically has higher engineering, selling and administrative expenses than other Harris businesses. Fiscal 2005 engineering, selling and administrative expenses include a $3.8 million write-off of in-process research and development related to our acquisition of Encoda. Additionally, our Government Communications Systems and RF Communications segments had higher research and development costs in fiscal 2005 when compared to fiscal 2004. The rate of increase in the Government Communications Systems and RF Communications segments’ revenue, however, outpaced the rate of increase in engineering, selling and administrative expenses. Corporate eliminations and headquarters expense, which are included in engineering, selling and administrative expenses, also increased by $9.2 million and $6.3 million, respectively. See the “Discussion of Business Segments” section of this MD&A for further information.
      Overall company-sponsored research and product development costs, which are included in engineering, selling and administrative expenses, were $137.3 million in fiscal 2005, compared to $111.3 million in fiscal 2004. The increase was primarily due to a relatively high level of spending on the development of our Falcon® III radio in the RF Communications segment and an increased level of independent research and development projects and bids and proposals in our Government Communications Systems segment.
      Customer-sponsored research and development, which does not impact engineering, selling and administrative expenses, was $733.0 million in fiscal 2005 compared to $729.9 million in fiscal 2004. Customer-sponsored research and development is included in our revenue and cost of product sales and services.
      Fiscal 2004 Compared With Fiscal 2003: Our engineering, selling and administrative expenses increased from $414.1 million in fiscal 2003 to $421.0 million in fiscal 2004. As a percentage of revenue, these expenses decreased from 20.1 percent in fiscal 2003 to 16.7 percent in fiscal 2004. The increase in revenue outpaced the increase in engineering, selling and administrative expenses primarily due to the impact of cost-reduction actions taken in fiscal 2003 at our corporate headquarters and separate cost-reduction actions taken in our Microwave Communications and Broadcast Communications segments.
      Engineering, selling and administrative expenses were impacted by expenses associated with cost-reduction actions of $7.3 million and $4.4 million in our Microwave Communications and Broadcast Communications segments, respectively, in fiscal 2004 and $8.3 million and $4.4 million in our Microwave Communications and Broadcast Communications segments, respectively, in fiscal 2003. Fiscal 2004 engineering, selling and administrative expenses were also impacted by a $4.0 million reversal of a previously established reserve for the consolidation of our Broadcast Communications segment’s European operations.
      Headquarters expense, which is included in engineering, selling and administrative expenses, decreased in fiscal 2004 when compared to fiscal 2003 due mostly to $12.4 million of write-downs in fiscal 2003 related to the disposal of assets remaining from our previously exited telephone switch business and expenses associated with fiscal 2003 cost-reduction actions of $4.0 million.
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
      Customer-sponsored research and development, which does not impact engineering, selling and administrative expenses, increased from $499.9 million in fiscal 2003 to $729.9 million in fiscal 2004 as a result of the U.S. Government’s increased spending on research and development projects. Customer-sponsored research and development is included in our revenue and cost of product sales and services.
Non-Operating Income (Loss)

			2005/2004		2004/2003
			Percent		Percent
			Increase/		Increase/
	2005	2004	(Decrease)	2003	(Decrease)

	(In millions)
Non-operating income (loss)	$(6.3)	$(11.0)	(42.7)%	$23.7	*

*	Not meaningful
     Fiscal 2005 Compared With Fiscal 2004: Our non-operating loss was $6.3 million for fiscal 2005, compared to a non-operating loss of $11.0 million in fiscal 2004. The decrease in non-operating loss was primarily due to an $8.5 million gain in fiscal 2005 from our execution of a patent cross-licensing agreement. See Note 21: Non-Operating Income (Loss) in the Notes for further information.
      Fiscal 2004 Compared With Fiscal 2003: In fiscal 2004, the non-operating loss was $11.0 million compared to $23.7 million of non-operating income in fiscal 2003. Most of the change between fiscal 2004 and fiscal 2003 was due to a decrease in gains from the sale of securities available-for-sale from $21.9 million in fiscal 2003 to $2.3 million in fiscal 2004 as well as an $18.8 million gain from the sale of our minority interest in our LiveTV, LLC joint venture in fiscal 2003. Fiscal 2004 non-operating loss also included a $5.0 million write-down of our interest in Teltronics, Inc. related to impairment of this investment that was other than temporary and an $8.5 million pre-tax loss and a $6.4 million pre-tax gain in two unrelated patent infringement cases. Fiscal 2004 non-operating loss included $1.9 million of investment impairments compared to $9.1 million in fiscal 2003. Expenses and fees associated with selected investments were $0.6 million in fiscal 2004 and $5.1 million in fiscal 2003.
Interest Income and Interest Expense

			2005/2004		2004/2003
			Percent		Percent
			Increase/		Increase/
	2005	2004	(Decrease)	2003	(Decrease)

	(In millions)
Interest income	$7.5	$6.2	21.0%	$6.1	1.6%
Interest expense	(24.0)	(24.5)	(2.0)%	(24.9)	(1.6)%
      Fiscal 2005 Compared With Fiscal 2004: Our interest income increased from $6.2 million in fiscal 2004 to $7.5 million in fiscal 2005. Higher rates of interest earned on our cash and cash equivalents were partially offset by lower cash balances as a result of the acquisitions of Encoda and Orkand. Our interest expense decreased from $24.5 million in fiscal 2004 to $24.0 million in fiscal 2005 due to lower short-term debt balances.
      Fiscal 2004 Compared With Fiscal 2003: Our interest income was relatively unchanged from $6.1 million in fiscal 2003 to $6.2 million in fiscal 2004. Our interest expense decreased from $24.9 million in fiscal 2003 to $24.5 million in fiscal 2004 due to a lower level of short-term debt in our foreign subsidiaries.

Income Taxes

			2005/2004		2004/2003
			Percent		Percent
			Increase/		Increase/
	2005	2004	(Decrease)	2003	(Decrease)

	(In millions)
Income from continuing operations before income taxes	$298.4	$180.0	65.8%	$108.2	66.4%
Income taxes	96.2	54.3	77.2%	37.9	43.3%
% of income from continuing operations before income taxes	32.2%	30.2%		35.0%
      Fiscal 2005 Compared With Fiscal 2004: Our provision for income taxes as a percentage of income from continuing operations before income taxes was 32.2 percent in fiscal 2005 and 30.2 percent in fiscal 2004. The increase in the rate is primarily due to the settlement of a foreign tax audit in fiscal 2004 that resulted in an income tax benefit of $3.3 million. The fiscal 2005 rate, however, was also affected by a $3.5 million reduction in taxes from the resolution of certain tax issues for which liabilities had previously been established, as well as a $3.8 million non-deductible write-off of in-process research and development related to our Encoda acquisition. The remaining increase in the rate was mainly driven by the increase in our earnings and the fixed nature of tax credits and other benefits we received in both years related to export sales and the use of state, local and foreign income tax loss carryforwards.
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
Discussion of Business Segments
Government Communications Systems Segment

			2005/2004		2004/2003
			Percent		Percent
			Increase/		Increase/
	2005	2004	(Decrease)	2003	(Decrease)

	(In millions)
Revenue	$1,805.2	$1,506.1	19.9%	$1,137.4	32.4%
Segment operating income	203.4	153.4	32.6%	104.9	46.2%
% of revenue	11.3%	10.2%		9.2%
      Fiscal 2005 Compared With Fiscal 2004: Government Communications Systems segment revenue increased 19.9 percent and operating income increased 32.6 percent from fiscal 2004 to fiscal 2005. Revenue growth was attributable to both the acquisition of Orkand and organic revenue growth, which was driven by the FTI program, the Patriot technical services program for the NRO, and the IMN program. Other programs contributing to revenue growth included the AEHF, F/ A-18 E/ F Super Hornet, MIDS, ACS and MAF/TIGER programs.
      Government Communications Systems segment operating income improved during fiscal 2005 when compared to fiscal 2004 due to the revenue growth discussed above and excellent program execution. Government Communications Systems operating income also benefited from the final settlement of fiscal 2001 and an anticipated settlement of fiscal 2002 government overhead rates, which totaled $10.7 million. This benefit resulted from a more favorable outcome than what we previously estimated and reflected in our reserve position. Engineering, selling and administrative expenses increased in our Government Communications Systems segment in fiscal 2005 when compared to fiscal 2004 due to additional research and development, the acquisition of Orkand and headcount increases in administrative positions needed to support this segment’s growth in revenue. The rate of increase in revenue, however, exceeded the rate of increase in engineering, selling and administrative expenses.

      The following highlights occurred during fiscal 2005 in our Government Communications Systems segment:

•	We acquired Orkand, a privately-held provider of technical services and information technology for U.S. Government agencies, including the Department of State, Department of Labor, Department of the Interior, Department of Health and Human Services, Department of Energy and the U.S. Postal Service. The amount of consideration to the former shareholders and option holders of Orkand was $67.3 million and was paid out of interest-bearing cash and cash equivalents. The Orkand acquisition resulted in goodwill of $49.7 million and identifiable intangible assets of $9.2 million. The identifiable intangible assets are being amortized on a straight-line basis over periods of 10 and 5 years. Orkand sales for the 12 months ended June 2004 were approximately $84 million. For further information, see Note 4: Business Combinations in the Notes.
•	We were selected by the NRO for a potential $1 billion, 10-year contract (Patriot program) to provide operations, maintenance and support services for the agency’s global communications and information systems.
•	We were awarded contracts on two next-generation aerial surveillance platforms — the Battle Management Command and Control portion for the U.S. Air Force E-10A aircraft, and the U.S. Army’s ACS aircraft. As part of the ACS program, we were awarded a $75 million, three-year, communications integration contract with a potential value of $500 million over 20 years.
•	We were awarded a $275 million contract by the FAA to add mission support services to the FTI program scope. Total estimated value of the FTI program for us is now $2.2 billion through 2017.
•	We were awarded a contract with a potential value of $175 million over nine years from the Defense Information Systems Agency in support of its Crisis Management System.
•	We were awarded a contract with a potential value of $350 million over 10 years with the U.S. Navy to provide tactical common data links for helicopter-to-ship communications.
•	We were also awarded several major classified programs during fiscal 2005.
      Fiscal 2004 Compared With Fiscal 2003: Government Communications Systems segment revenue increased 32.4 percent, and operating income increased 46.2 percent, from fiscal 2003 to fiscal 2004. Revenue growth was all organic and was evident in each of this segment’s primary U.S. Government customer groups. Gross margins improved in this segment as a result of outstanding performance on defense, intelligence, civil and technical service programs; higher award fees, including a seldom-awarded incentive fee on a classified program for excellent schedule performance in the third quarter of fiscal 2004; and a successful contract resolution in the second quarter of fiscal 2004. Engineering, selling and administrative expenses increased in our Government Communications Systems segment to support the significant growth in revenue, which drove a higher level of selling and marketing and research and development activities. In this segment, however, the increase in revenue exceeded the increase in engineering, selling and administrative expenses.
      Classified programs and previously awarded non-classified contracts contributed to fiscal 2004 growth, including the JSF program for the U.S. Air Force, the FTI program for the FAA, the MAF/ TIGER database modernization program for the U.S. Census Bureau and the MCOM program for the U.S. Air Force. Wins also contributing to the growth in fiscal 2004 included the IMN program, avionics on the F/ A-18 E/ F Super Hornet aircraft for the U.S. Navy and Marine Corps, the FAB-T program for the U.S. Air Force and the AEHF program for the U.S. Navy.
RF Communications Segment

			2005/2004		2004/2003
			Percent		Percent
			Increase/		Increase/
	2005	2004	(Decrease)	2003	(Decrease)

	(In millions)
Revenue	$537.1	$430.4	24.8%	$325.7	32.1%
Segment operating income	166.5	118.9	40.0%	84.3	41.0%
% of revenue	31.0%	27.6%		25.9%
      Fiscal 2005 Compared With Fiscal 2004: RF Communications segment revenue increased 24.8 percent and operating income increased 40.0 percent from fiscal 2004 to fiscal 2005. Domestic revenue drivers included deliveries for both multiband and HF Falcon® II radios to support the U.S. Army Modularity initiative, Army Reserve, National Guard and Marine Corps. International revenue benefited from the continuing ramp up of the Bowman Tactical Radio Programme for the U.K. Ministry of Defence, the initial deliveries of Falcon® II radios to Pakistan under a $68 million contract awarded in fiscal 2005 and other deliveries within the international market.
      The operating income improvement in our RF Communications segment was driven by improved gross margin on higher sales volume and cost savings from successful negotiations with contract manufacturers on the UK Bowman Tactical Radio Programme. Engineering, selling and administrative expenses increased in our RF Communications segment during fiscal 2005 when compared to fiscal 2004 due to additional research and development costs associated with the development of our Falcon® III products and expenses needed to sustain the growth in this segment’s revenue. The rate of increase in revenue, however, exceeded the rate of increase in engineering, selling and administrative expenses.
      Orders during the year were significantly greater than sales. Tactical radio demand from U.S. Department of Defense customers continued to be strong. Force modernization efforts gained increased momentum and funding. This initiative delivers enhanced command, control and communications to more and smaller operating units. Significant domestic orders secured during fiscal 2005 include:

•	Two contracts awarded from the U.S. Army to provide our Falcon® II HF and multiband radios and related services for operations in Iraq and Afghanistan and for the U.S. Army’s Modularity program. Each contract was worth approximately $30 million.
•	An Indefinite Delivery Indefinite Quantity contract awarded from the U.S. Marine Corps for HF radios valued at up to $75 million.
•	A $33 million order from the U.S. Army for HF radios, which included $16 million in support of Army Modularity.
•	A $50 million order for high-frequency radios and a $22 million order for multiband radios to support the U.S. Army Modularity Initiative, Army Reserve and National Guard.
•	A $55 million contract to a Boeing-led team, which includes our RF Communications segment, for the Airborne, Maritime/ Fixed-Station cluster of the JTRS program for the U.S. Department of Defense.
      Demand in international markets also remained strong as the need for communications that are secure, interoperable and reliable has grown. International orders were received from NATO members and other countries, including a $68 million order from Pakistan and large orders from Algeria, Philippines, Ethiopia, Republic of Georgia, Denmark, Estonia, Sweden, Azerbaijan, and Netherlands.
      Fiscal 2004 Compared With Fiscal 2003: RF Communications segment revenue increased 32.1 percent and operating income increased 41.0 percent from fiscal 2003 to fiscal 2004. This segment had exceptional growth due to strong demand for the Falcon® II secure tactical radio from both U.S. and international defense forces. Domestically, the upgrade of tactical radio equipment was accelerated by continuing troop deployments overseas. Increased demand internationally was driven by efforts to combat terrorism and increase national security around the world, communications technology standardization programs in the Partnership for Peace countries and requirements from coalition forces deployed in both Iraq and Afghanistan. Revenue growth in the RF Communications segment was also driven by our successful participation in two long-term advanced radio development contracts — the Bowman program for the U.K. Ministry of Defence and the JTRS program for the U.S. Department of Defense.
      Operating margins increased in this segment in fiscal 2004 when compared to fiscal 2003 as a result of improved manufacturing efficiencies related to increased tactical product sales and program execution largely driven by Bowman. Engineering, selling and administrative expenses increased in the RF Communications segment to support significant revenue growth and included a higher level of selling and marketing and increased spending on the development of our Falcon® III radio. The Falcon® III is being developed for U.S. Government customers and incorporates JTRS technology and waveforms. It also will be compatible with radios currently in the field. The increase in revenue, however, outpaced the increase in engineering, selling and administrative expenses.
      The interoperability of the Falcon® family of radios became increasingly important as countries sought communications superiority for joint missions. Fiscal 2004 orders included contracts to provide tactical radios for forces deployed to Iraq and Afghanistan. International orders were received from NATO members and other countries, including Albania, Kuwait, Norway, Oman, Pakistan, Poland, Romania, Saudi Arabia, Philippines, Tunisia, Uganda and the United Arab Emirates.

Microwave Communications Segment

			2005/2004		2004/2003
			Percent		Percent
			Increase/		Increase/
	2005	2004	(Decrease)	2003	(Decrease)

	(In millions)
Revenue	$320.2	$329.8	(2.9)%	$297.5	10.9%
Segment operating income (loss)	7.7	(12.1)	*	(24.3)	*
% of revenue	2.4%	(3.7)%		(8.2)%

*	Not meaningful
     Fiscal 2005 Compared With Fiscal 2004: Microwave Communications segment revenue decreased 2.9 percent from fiscal 2004 to fiscal 2005. The segment improved from an operating loss of $12.1 million in fiscal 2004 to operating income of $7.7 million in fiscal 2005. North American sales remained strong. Strength in international markets came from the Middle East, Africa, Europe and improving Latin American markets. The slight decline in revenue is primarily attributable to the revenue generated in fiscal 2004 from the build out of a large mobile telecom network for MTN Nigeria, which was only partially offset by an increase in North American revenue and new international contracts won during fiscal 2005.
      Gross margins in the Microwave Communications segment improved in fiscal 2005 as a result of increased shipments of TRuepointtm, a new family of lower-cost microwave radios, and a shift away from lower-margin international projects. Engineering, selling and administrative expenses were lower in fiscal 2005 when compared to fiscal 2004 due to cost-reduction actions taken during fiscal 2004. The fiscal 2004 operating loss of $12.1 million includes a charge of $7.3 million associated with cost-reduction actions related to the successful transfer of TRuepointtm production from Montreal, Canada to San Antonio, Texas as well as the consolidation of administrative and support functions at this segment’s Durham, North Carolina location. TRuepointtm orders and sales accelerated during fiscal 2005. TRuepointtm orders were significantly greater than sales of $45 million for fiscal 2005, which exceeded our goal of $30 million in sales of TRuepointtm for the year.
      Significant orders during the year included an on-going network project for the Federal Bureau of Investigation, a major order with a large defense contractor in support of an international communications project, and various private network and mobile telecommunications providers in North America. In addition to North America, major new international orders included Vee Networks Limited in Nigeria, MTN Nigeria, Nextel Brazil and Mexico, Loteny Telecom in the Ivory Coast, Umniah Mobile Company in Jordan, and PT Alvarid in Indonesia. We expanded our customer base in the Middle East and Africa and received orders from several new channel partners, including IRTE in Italy and ZTE and Huawei in China, which has served to expand our international presence. During fiscal 2005 we also signed a long-term preferred supplier agreement with Sprint to provide TRuepointtm radios for its nationwide mobile services.
      Fiscal 2004 Compared With Fiscal 2003: Microwave Communications segment revenue increased 10.9 percent from fiscal 2003 to fiscal 2004. The segment’s operating loss decreased from $24.3 million in fiscal 2003 to $12.1 million in fiscal 2004. As a result of the sale of our TTS business, the NetBoss® network operations software business, which was part of the Network Support segment, was consolidated into the Microwave Communications segment. North American sales remained strong. After recent declines, revenue increased in international markets. The revenue growth internationally was driven by growth in the Middle East and Africa as this segment solidified its position in this emerging market. This included a project with MTN Nigeria, one of the largest cellular network operations in Africa, to supply, design and implement Harris MegaStar® radios for its high-capacity GSM network. In fiscal 2004, the Microwave Communications segment received contracts valued at $56 million from MTN Nigeria.
      The fiscal 2004 operating loss was impacted by $7.3 million of expenses related to cost-reduction actions. The actions include a net workforce reduction of 98 positions worldwide and the transfer of 110 jobs related to administration and support functions from Redwood Shores, California to lower-cost operations in Durham, North Carolina. The segment also established production and support for the new TRuepointtm microwave radio family at its San Antonio, Texas facility, where the successful Constellation® and MegaStar® product lines are manufactured.
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
      Harris introduced TRuepointtm, its next-generation microwave radio platform, in fiscal 2004. The TRuepointtm product family will eventually cover operating frequencies from 6 to 38 GHz, with capacity scalable from 4 to 180 Mbits/sec. TRuepointtm supports multiple communications interfaces, including Internet Protocol, which allows for maximum operator flexibility. In addition, TRuepointtm production costs are significantly lower than production costs for its predecessor radio family. Product shipments began in the fourth quarter of fiscal 2004.
      During fiscal 2004 Harris also continued to expand its NetBoss® network operation software platform with the release of an Element Manager version of the software. NetBoss® was selected in fiscal 2004 by several large international network operators, including MTC-Vodafone in Kuwait and Telecom Americas and Claro, two of the largest mobile operators in Brazil.
      The $7.3 million of expenses related to cost-reduction actions taken in fiscal 2004 included severance, relocation and facility shutdown costs of $5.2 million, $0.9 million and $1.2 million, respectively. The severance costs in fiscal 2004 resulted from the layoff of 208 employees from the following functions: manufacturing — 98; management and administration — 39; sales and marketing — 38; engineering — 22; and services — 11. Geographically, the individuals were from our locations in: Montreal, Canada — 120; Redwood Shores, California — 74; Latin America — 8; and other — 6. All of these individuals were notified of their employment status and the terms of their severance benefits prior to July 2, 2004, and they received severance benefits prior to August 31, 2004.
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
Broadcast Communications Segment

			2005/2004		2004/2003
			Percent		Percent
			Increase/		Increase/
	2005	2004	(Decrease)	2003	(Decrease)

	(In millions)
Revenue	$384.1	$287.2	33.7%	$315.2	(8.9)%
Segment operating income	18.1	8.1	123.5%	8.0	1.3%
% of revenue	4.7%	2.8%		2.5%
      Fiscal 2005 Compared With Fiscal 2004: Broadcast Communications segment revenue increased 33.7 percent from fiscal 2004 to fiscal 2005. The segment also had operating income of $18.1 million in fiscal 2005 compared to $8.1 million in fiscal 2004.
      Encoda, which was acquired in the second quarter of fiscal 2005, made significant contributions to segment revenue. Revenue drivers also included increased sales in the U.S. of HD Radiotm transmission equipment. The roll out of HD Radiotm continues to gain momentum with 2,500 radio stations committed to begin their digital broadcasts during the next four years. U.S. digital television (“HDTV”) transmission equipment sales increased in fiscal 2005 when compared to fiscal 2004 as broadcasters moved to meet FCC deadlines for full-power transmission digital signals. This segment also experienced a growing demand for its Intraplex products on our FTI program with the FAA to carry high volumes of real-time, mission-critical data. Revenue growth was dampened, however, by weakness in international market conditions for both analog and European-standard digital broadcasting equipment and for legacy automation systems as we transition customers to our new H-Classtm enterprise software system.
      Operating income increased from $8.1 million in fiscal 2004 to $18.1 million in fiscal 2005. The increase in operating income in fiscal 2005 when compared to fiscal 2004 is primarily due to the acquisition of Encoda.

Encoda sells software solution products and services that carry higher gross margins than most of this segment’s other products and services. Engineering, selling and administrative expenses increased significantly, which is also primarily due to the Encoda acquisition. Encoda’s products and services require a higher investment in research and development than most of our other products in this segment. Research and development costs in this segment were also higher because we continue to invest in new product development. During fiscal 2005 we introduced the first module in our next-generation H-Class broadcast enterprise software systems solutions. We also introduced the new PowerCDtm UHF digital transmitter that allows broadcasters to transition quickly to HDTV while reducing energy costs. We also developed transmission equipment for use in mobile video broadcasting trials in the U.S., U.K., Australia and China and we continue to invest in our second-generation FLEXSTARtm HD radio transmission product line.
      The fiscal 2005 segment operating income of $18.1 million also includes $8.6 million of acquisition-related costs including a $4.8 million impairment of capitalized software costs related to a software product that is sold by our Broadcast Communications segment and is being displaced by a product offered by Encoda and a $3.8 million write-off of in-process research and development.
      The following highlights occurred during fiscal 2005 in our Broadcast Communications segment:

•	We acquired Encoda, a global supplier of software solutions and services for the broadcast media industry, including television, radio, cable, satellite and advertising agency customers. Encoda’s end-to-end workflow solutions include traffic and billing and program-scheduling systems, and automation and media asset management solutions that are complementary to our existing automation business. The amount of cash consideration paid to the former shareholders and option holders of Encoda and debt repaid at closing, including the impact of post-closing adjustments, totaled $355.1 million and was paid out of interest-bearing cash and cash equivalents. The purchase price allocation from the Encoda acquisition resulted in goodwill of $291.2 million and identifiable intangible assets of $91.0 million. The identifiable intangible assets are being amortized on a straight-line basis over periods between 7 and 10 years. Encoda sales for the 12 months ended September 2004 were approximately $128 million. For further information, see Note 4: Business Combinations in the Notes.
•	Significant domestic digital TV equipment orders were received from Gray Communications, Entravision Communications, Belo Corporation, Quincy Newspapers Networks, the Tri-State Christian Network, and Liberty Corporation as well as international orders from TV Azteca in Mexico, and other customers in Australia, Bulgaria and China.
•	Numerous HD Radiotm transmission orders were booked for National Public Radio, Cox Communications and Clear Channel Communications, among others.
•	We also received a large order from British Sky Broadcasting (“BSkyB”) for our software systems products. BSkyB will use the software as part of its forthcoming high-definition television services.
•	We were awarded a contract to provide FM radio transmission systems and equipment to the International Broadcasting Bureau.
•	We also received major orders from Turner Broadcasting and Sony Corporation for our software systems products.
      To address the international market weakness, and to further improve profitability, we plan to implement a series of cost-reduction actions in the first quarter of fiscal 2006:

•	European-standard transmitter production will be moved from the Huntingdon, U.K. facility to the segment’s Quincy, Illinois facility, creating a single global transmitter manufacturing operation for both U.S. and European-standard products;
•	Radio console assembly and related products will be moved from the Mason, Ohio, facility to an outside supplier; and
•	New synergies arising from the Encoda acquisition have been identified, allowing for the elimination of staffing duplications.
      In total these actions could result in the elimination of 150 to 200 positions within the Broadcast Communications segment and the costs associated with these actions could total approximately $27 million.
      Fiscal 2004 Compared With Fiscal 2003: Broadcast Communications segment revenue decreased 8.9 percent from fiscal 2003 to fiscal 2004, and operating income increased from $8.0 million in fiscal 2003 to $8.1 million in fiscal 2004. HDTV revenue declined from fiscal 2003, as U.S. station owners continued to delay their next round of investment while awaiting an FCC mandate for full HDTV conversion. Analog radio shipments were also lower as the major infrastructure project in Romania neared completion. Studio products and systems revenue increased in fiscal 2004, principally as a result of the Broadcast Communications segment’s participation in the IMN program with the Government Communications Systems segment.
      Fiscal 2004 operating income includes $4.4 million of costs associated with cost-reduction actions, which included the layoff of 81 employees in the U.S. and Europe. The segment’s fiscal 2004 operating income also included a $4 million reversal of a previously established reserve for the consolidation of this segment’s European operations. In addition to cost-reduction actions, we also realigned this segment in the fourth quarter of fiscal 2004 into five market-focused, customer-facing business units to drive revenue growth and improve customer responsiveness. Fiscal 2003 operating income also included a $4.4 million charge associated with cost-reduction actions aimed at reducing infrastructure costs. Fiscal 2004 operating income was also negatively impacted by poor manufacturing productivity associated with the implementation of a new segment-wide IT enterprise system and the relocation of European manufacturing from Rankweil, Austria to Huntingdon, U.K.
      Digital radio, also known as HD Radiotm, continued to gain momentum in the U.S. market. In the fourth quarter of fiscal 2004 we received an order from the largest radio broadcaster in the U.S., Clear Channel Communications, for 17 HD Radiotm transmitters. Clear Channel also announced that over the next three years it will roll out digital broadcasting equipment to 1,000 of its radio stations.
      During 2004 we released additional modules for the Harris Resource Suitetm, a powerful workflow management software tool that extends the benefits of Master Control automation across the entire ingest-to-broadcast process. The modules released were: Broadcast Presentation Manager, which allows the management of networks from both local and remote locations; Media Asset Management, which has the capability to segment, index and distribute digital content for future playback; and Digital Ingest 1.1, which automates the front-end media ingest and transfer process. Each of these solutions is focused on improving productivity for our broadcast customers.
      During the fourth quarter of fiscal 2004, the Broadcast Communications segment decided to exit its unprofitable TV systems integration business, which contributed approximately $13 million in revenue in fiscal 2004.
      The $4.4 million of expenses related to cost-reduction actions taken in fiscal 2004 all related to severance costs. The severance costs resulted from the layoff of 81 employees from the following functions: management and administration — 24; engineering — 23; sales and marketing — 22; and manufacturing — 12. Geographically, the individuals were from our locations in: France — 27; Mason, Ohio — 27; Austria — 15; Quincy, Illinois — 5; Sunnyvale, California — 3; and other — 4. All of these individuals were notified of their employment status prior to July 2, 2004, and received severance benefits prior to August 31, 2004.
Headquarters Expense and Corporate Eliminations

			2005/2004		2004/2003
			Percent		Percent
			Increase/		Increase/
	2005	2004	(Decrease)	2003	(Decrease)

	(In millions)
Headquarters expense	$58.0	$51.7	12.2%	$69.6	(25.7)%
Corporate eliminations	16.5	7.3	126.0%	—	—
      Fiscal 2005 Compared With Fiscal 2004: Headquarters expense increased 12.2 percent from $51.7 million in fiscal 2004 to $58.0 million in fiscal 2005. The increase in headquarters expense was primarily due to higher compensation expense related to stock-based compensation as a result of the increased price for Harris stock as well as additional costs associated with the implementation of Sarbanes-Oxley Act Section 404 and initiatives related to supply chain management, strategic acquisitions and technology transfers. Corporate eliminations increased 126.0 percent from $7.3 million in fiscal 2004 to $16.5 million in fiscal 2005. As a percentage of revenue, headquarters expense decreased from 2.1 percent in fiscal 2004 to 1.9 percent in fiscal 2005. The increase in corporate eliminations was due to an increase in intersegment sales between our Broadcast Communications and Government Communications Systems segments related to our FTI program.
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

      In fiscal 2003, intersegment sales were transferred at prices comparable to those provided to unaffiliated customers. In fiscal 2004, intersegment sales were transferred at cost to the buying segment and the sourcing segment recognized a normal profit that was eliminated in the “corporate eliminations” line item in our segment reporting set forth in Note 23: Business Segments in the Notes. This change in the intersegment policy resulted in an elimination of intercompany profit, which was $7.3 million in fiscal 2004.
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
      In making this purchase price allocation we relied on present value calculations of income, an analysis of project accomplishments and completion costs and an assessment of overall contribution and project risk. The amounts assigned to the in-process research and development were associated with one research project for which technological feasibility had not been established. This project was for the development of a next-generation product line, that is expected to encompass some of the latest research applicable to media technologies such as emergence and learning theory.
      The value assigned to the purchased in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products and discounting the net cash flows to their present value using a discount rate of 25 percent. As of the valuation date, the project was considered to be approximately 30 to 40 percent complete and had remaining costs until completion of approximately $6.2 million.
Discontinued Operations
      In the fourth quarter of fiscal 2004 we completed the sale of our TTS product line to a subsidiary of Danaher Corporation for $43.1 million after giving effect to post-closing adjustments. The gain on the sale that has been recorded in the fourth quarter of fiscal 2004 was $18.9 million pre-tax and $9.1 million after-tax. This transaction, along with the results of the TTS product line, has been reported as a discontinued operation for all periods presented. Revenue from the TTS product line was $40.3 million and $32.1 million in fiscal 2004 and 2003, respectively. The product line also had pre-tax operating losses of $3.5 million and $18.1 million in fiscal 2004 and 2003, respectively. Discontinued operations are more fully discussed in Note 2: Discontinued Operations in the Notes.
      We changed our segment reporting structure effective May 28, 2004 in conjunction with the sale of our TTS product line. The TTS product line was formerly part of the Network Support segment. As a result of the sale, our Consolidated Financial Statements and the Notes report the TTS product line as a discontinued operation, and accordingly, prior periods have been restated. We also have eliminated the Network Support segment as a separate reportable segment. The NetBoss® network operations product line, which was also part of the Network Support segment, was not included in the sale and is now consolidated in the Microwave Communications segment for all periods presented. The NetBoss® management team reports to the President of the Microwave Communications Division.
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES
Cash Flows

	Fiscal Years Ended

	2005	2004	2003

	(In millions)
Net cash provided by operating activities	$301.4	$270.3	$152.8
Net cash used in investing activities	(488.9)	(16.6)	(29.3)
Net cash provided by (used in) financing activities	(63.3)	(69.7)	95.0
Effect of foreign exchange rate changes on cash	0.9	0.9	(2.1)

Net increase (decrease) in cash and cash equivalents	$(249.9)	$184.9	$216.4

      Cash and cash equivalents: Our cash and cash equivalents decreased $250 million to $378 million in fiscal 2005, primarily due to the $427 million paid for the acquisitions of Orkand and Encoda, $75 million of plant and equipment additions, $56 million of common stock repurchases and $32 million of cash dividends. These decreases were partially offset by $301 million of cash flow generated from operating activities.
      Management currently believes that existing cash, funds generated from operations, sales of marketable securities, our credit facilities and access to the public and private debt markets will be sufficient to provide for our anticipated requirements for working capital, capital expenditures and stock repurchases under the current repurchase program for the next 12 months and the foreseeable future. We expect tax payments over the next three years to approximate our tax expense during the same period. We anticipate that our fiscal 2006 cash payments will include strategic acquisitions. With the exception of potential acquisitions, no other significant cash payments are anticipated in fiscal 2006 and thereafter, other than those noted in the “Contractual Obligations” discussion below.
      On August 31, 2005, we announced that we entered into a definitive agreement to acquire all of the shares of Leitch. Total price consideration, net of cash on hand, will be approximately $450 million excluding acquisition costs. We expect that the amount of consideration will be paid out of both interest-bearing cash and cash equivalents and borrowings under our available credit arrangements.
      There can be no assurance, however, that our business will continue to generate cash flow at current levels, or that anticipated operational improvements will be achieved. If we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations, we may be required to sell assets, reduce capital expenditures, terminate our stock repurchase program, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal payments or pay interest on or refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense, microwave communications and broadcast communications markets and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.
      Net cash provided by operating activities: Our net cash provided by operating activities was $301.4 million in fiscal 2005 compared to $270.3 million in fiscal 2004, which represents a 12 percent increase. The positive cash flows from operating activities in fiscal 2005 are primarily due to improved profitability in all four of our business segments, improved capital management in our Broadcast Communications segment, and tax refunds collected in fiscal 2005 related to the settlement of an audit. These cash flow improvements were partially offset by an increase in working capital needed to support the growth in our Government Communications Systems and RF Communications segments, the funding of our supplemental executive retirement program and the timing of payroll tax payments. Our Government Communications Systems, RF Communications and Broadcast Communications segments each contributed positive cash flows from operations and each had higher cash flows from operations during fiscal 2005 when compared to fiscal 2004. The Microwave Communications segment had lower cash flow from operations in fiscal 2005 when compared to fiscal 2004 and was cash neutral during fiscal 2005 due to the building of inventory as we ramp up production of our TRuepointtm products while continuing to support and ship the products TRuepointtm will eventually replace. We expect cash flow provided by operating activities in fiscal 2006 to be in the $275 million to $300 million range.
      Net cash used in investing activities: Our net cash used in investing activities was $488.9 million in fiscal 2005 compared to net cash used in investing activities of $16.6 million in fiscal 2004. Net cash used in investing activities in fiscal 2005 was due to cash paid for business acquisitions of $427.3 million and additions of plant and equipment of $75.0 million, which was partially offset by proceeds from the sale of securities available-for-sale of $13.4 million. Net cash used in investing activities in fiscal 2004 was due to additions of plant and equipment of $66.4 million and cash paid for selected investment of $2.8 million, which was offset partially by proceeds from the sale of securities available-for-sale of $7.9 million and proceeds from the sale of our TTS product line of $44.7 million.
      The increase in our additions of plant and equipment from $66.4 million in fiscal 2004 to $75.0 million in fiscal 2005 was related to spending on programs that are driving the revenue growth in our Government Communications Systems and RF Communications segments. Our total additions of plant and equipment in fiscal 2006 are expected to be in the $80 million to $90 million range.
      Net cash provided by (used in) financing activities: Our net cash used in financing activities in fiscal 2005 was $63.3 million compared to net cash used in financing activities in fiscal 2004 of $69.7 million. The net cash used in financing activities in fiscal 2005 was primarily due to repurchases of our common stock of $56.4 million and $31.9 million of cash dividends paid. Net payments of borrowings in fiscal 2005 were $8.4 million. Proceeds from the exercise of employee stock options of $33.4 million in fiscal 2005 partially offset these payments. In fiscal 2005, we issued 2,224,816 shares of common stock, on a post-split basis, to employees under the terms of our option and incentive plans.
      Our net cash used in financing activities in fiscal 2004 was $69.7 million compared to net cash provided by financing activities in fiscal 2003 of $95.0 million. The net cash used in financing activities in fiscal 2004 was primarily due to repurchases of our common stock of $56.5 million and $26.6 million of cash dividends paid. Net payments of borrowings in fiscal 2004 were $23.6 million, as we reduced short-term debt in our foreign subsidiaries. Proceeds from the exercise of employee stock options of $37.0 million in fiscal 2004 partially offset these payments. In fiscal 2004, we issued 2,625,678 shares of common stock, on a post-split basis, to employees under the terms of our option and incentive plans.
Common Stock Repurchases
      During fiscal 2005, we used $56.4 million to repurchase 1,874,000 shares of our common stock at an average price per share of $30.10 including commissions. In fiscal 2004, we used $56.5 million to repurchase 2,608,800 shares of our common stock at an average price per share of $21.65 including commissions. We currently expect that we will repurchase shares of common stock to offset the dilutive effect of shares issued under our stock incentive plans. Additionally, if warranted, we will consider accelerating our purchases. Additional information regarding repurchases made during fiscal 2005 and our repurchase programs is set forth under Part II, Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
Dividend Policy
      On August 27, 2005, our Board of Directors authorized a quarterly common stock dividend of $0.08 per share, on a post-stock split basis, for an annualized rate of $0.32 per share, which was our fourth consecutive annual increase. Our annual common stock dividend, on a post-stock split basis, was $0.24, $0.20, and $0.16 per share in fiscal 2005, 2004, and 2003, respectively. Additional information concerning our dividends is set forth under Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
Capital Structure and Resources
      On March 31, 2005, we entered into a five-year senior unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of lenders. The Credit Agreement replaces our prior $300 million four-year senior unsecured revolving credit agreement, dated October 15, 2003. The Credit Agreement provides for the extension of credit to us in the form of revolving loans and letters of credit issuances at any time and from time to time during the term of the Credit Agreement, in an aggregate principal amount at any time outstanding not to exceed $500 million (we may request an increase not to exceed $250 million). The Credit Agreement may be used for working capital and other general corporate purposes and to support any commercial paper that we may issue. At our election, borrowings under the Credit Agreement will bear interest either at LIBOR plus an applicable margin or at the base rate. The base rate is a fluctuating rate equal to the higher of the Federal funds rate plus 0.50 percent or SunTrust Bank’s publicly announced prime lending rate. The Credit Agreement provides that the interest rate margin over LIBOR, initially set at 0.50 percent, will increase or decrease within certain limits based on changes in the ratings of our senior, unsecured long-term debt securities. We are also permitted to request borrowings with interest rates and terms that are to be set pursuant to competitive bid procedures or directly negotiated with a lender or lenders.
      The Credit Agreement contains certain covenants, including covenants limiting liens on our assets; limiting certain mergers, consolidations or sales of assets; limiting certain sale and leaseback transactions; limiting certain vendor financing investments; and limiting the use of proceeds for hostile acquisitions. The Credit Agreement also prohibits our consolidated ratio of total indebtedness to total capital from being greater than 0.60 to 1.00 and prohibits our consolidated ratio of adjusted EBITDA to net interest expense from being less than 3.00 to 1.00 for any four-quarter period. The Credit Agreement contains certain events of default, including payment defaults; failure to perform or observe terms and covenants; material inaccuracy of representations or warranties; default under other indebtedness with a principal amount in excess of $50 million; the occurrence of one or more judgments or orders for the payment of money in excess of $50 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $50 million; failure to pay debts as they come due, or our bankruptcy; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings, together with accrued interest and fees, to be immediately due and payable. All amounts borrowed or outstanding under the Credit Agreement are due and mature on March 31, 2010, unless the commitments are terminated earlier either at our request or if certain events of default occur. At July 1, 2005, no borrowings were outstanding under the Credit Agreement.
      We have a “universal shelf” registration statement related to the potential future issuance of up to $500 million of securities, including debt securities, preferred stock, common stock, fractional interests in preferred stock represented by depositary shares and warrants to purchase debt securities, preferred stock or common stock.
      In fiscal 2003, we issued $150 million of 3.5% Convertible Debentures due 2022. These debentures are convertible at a conversion price of $22.625 during any calendar quarter if the closing price of our common stock, for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the prior calendar quarter, is more than $24.8875, and in certain other circumstances as described in Note 16: Net Income Per Share in the Notes. Based upon satisfaction of the market price trigger as of the end of the calendar quarter ended June 30, 2005, these debentures are convertible during the calendar quarter ended September 30, 2005 into shares of our common stock. In addition to our $150 million 3.5% Convertible Debentures, we have outstanding unsecured long-term debt of $251.4 million. The earliest material maturity date of any long-term debt is fiscal 2008.
      We have uncommitted short-term lines of credit aggregating $15.9 million from various international banks, all of which was available on July 1, 2005. These lines provide for borrowings at various interest rates, may typically be terminated upon notice, may be used on such terms as mutually agreed to by the banks and us and are reviewed annually for renewal or modification. These lines do not require compensating balances. We have a short-term commercial paper program in place, which we may utilize to satisfy short-term cash requirements. There were no borrowings under the commercial paper program at July 1, 2005.
      Our debt is currently rated “BBB” by Standard and Poor’s Rating Group and “Baa2” by Moody’s Investors Service. We currently expect to maintain operating ratios, fixed-charge coverage ratios and balance sheet ratios sufficient for retention of these debt ratings. There are no assurances that our credit ratings will not be reduced in the future. If our credit rating is lowered below “investment grade,” then we may not be able to issue short-term commercial paper, but would instead need to borrow under our other credit facilities or pursue other alternatives. We do not currently foresee losing our investment-grade debt ratings. If our debt ratings were downgraded, however, it could adversely impact, among other things, our future borrowing costs and access to capital markets.
Contractual Obligations
      At July 1, 2005, we had contractual cash obligations to repay debt (including capital lease obligations, which are immaterial), to purchase goods and services and to make payments under operating leases. Payments due under these long-term obligations are as follows:

		Obligations Due by Fiscal Year

			2007	2009
			and	and	After
	Total	2006	2008	2010	2010

	(In millions)
Long-term debt	$401.4	$—	$301.4	$—	$100.0
Purchase obligations(1)	425.8	358.3	47.4	20.1	—
Operating lease commitments	103.4	24.0	37.2	23.5	18.7
Interest on long-term debt	180.4	21.9	36.0	14.0	108.5

Total contractual cash obligations	$1,111.0	$404.2	$422.0	$57.6	$227.2

(1)	The purchase obligations of $425.8 million noted above include $348.0 million of purchase obligations related to our Government Communications Systems segment, which are fully funded under contracts with the U.S. Government. $135.0 million of these purchase obligations relate to cost-plus type contracts where our costs are fully reimbursable.
Off-Balance Sheet Arrangements
      In accordance with the definition under SEC rules, the following qualify as off-balance sheet arrangements:

•	Any obligation under certain guarantee contracts;
•	A retained contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;
•	Any obligation, including a contingent obligation, under certain derivative instruments; and

•	Any obligation, including a contingent obligation, under a material variable interest held by the registrant in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

      Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any retained or contingent interest in assets as defined above. As of the end of fiscal 2005, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, cash flows or financial condition.
      We have, from time to time, divested certain of our businesses and assets. In connection with these divestitures, we often provide representations, warranties and/or indemnities to cover various risks and unknown liabilities, such as environmental liabilities and tax liabilities. We cannot estimate the potential liability from such representations, warranties and indemnities because they relate to unknown conditions. We do not believe, however, that the liabilities relating to these representations, warranties and indemnities will have a material adverse effect on our financial position, results of operations or cash flows.
      Due to our downsizing of certain operations pursuant to acquisitions, restructuring plans or otherwise, certain properties leased by us have been sublet to third parties. In the event any of these third parties vacates any of these premises, we would be legally obligated under master lease arrangements. We believe that the financial risk of default by such sublessors is individually and in the aggregate not material to our financial position, results of operations or cash flows.
Commercial Commitments
      We have entered into commercial commitments in the normal course of business including surety bonds, standby letter of credit agreements and other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers and to obtain insurance policies with our insurance carriers. At July 1, 2005, we had commercial commitments on outstanding letters of credit, guarantees and other arrangements, as follows:

		Expiration of Commitments
		by Fiscal Year

					After
	Total	2006	2007	2008	2009

	(In millions)
Standby letters of credit used for:
Bids	$2.4	$2.3	$0.1	$—	$—
Down payments	12.1	9.9	2.2	—	—
Performance	24.9	16.4	6.7	0.6	1.2
Warranty	1.6	0.9	0.1	0.6	—
Financial assurances	5.6	3.1	2.5	—	—

	46.6	32.6	11.6	1.2	1.2
Surety bonds used for:
Bids	1.8	1.8	—	—	—
Performance	19.3	18.9	0.4	—	—

	21.1	20.7	0.4	—	—
Guarantees	0.4	0.4	—	—	—

Total commitments	$68.1	$53.7	$12.0	$1.2	$1.2

Financial Risk Management
      In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.
      Foreign Exchange and Currency: We use foreign exchange contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers and intercompany loans. We believe the use of foreign currency financial instruments should reduce the risks that arise from doing business in international markets. At July 1, 2005, we had open foreign exchange contracts with a notional amount of $73.3 million, of which $48.6 million were classified as cash flow hedges and $24.7 million were classified as fair value hedges. This compares to total foreign exchange contracts with a notional amount of $93.9 million as of July 2, 2004, of which $30.0 million were classified as cash flow hedges and $63.9 million were classified as fair value hedges. At July 1, 2005, contract expiration dates range from less than one month to 17 months with a weighted average contract life of 6 months.
      More specifically, the foreign exchange contracts classified as cash flow hedges are primarily being used to hedge currency exposures from cash flows anticipated from the Bowman program in our RF Communications segment, operating expenses in our Microwave Communications segment’s Canadian operations and payments to a vendor in the U.K. that is supporting one of our government contracts in our Government Communications Systems segment. The Bowman contract is for our tactical radio products and was awarded in the second quarter of fiscal 2002. Under the contract, the customer pays in Pounds Sterling. We have hedged the forecasted cash flows related to payments made to our U.S. operations to maintain our anticipated profit margins. We also have hedged U.S. dollar payments to suppliers to maintain our anticipated profit margins in our U.K. operations. As of July 1, 2005, we estimated that a pre-tax loss of $0.7 million would be reclassified into earnings from comprehensive income within the next month related to the cash flow hedges for the Bowman program. As of July 1, 2005, we estimated that pre-tax income of $0.3 million would be reclassified into earnings from comprehensive income within the next 12 months related to the cash flow hedges for the operating expenses of our Microwave Communications segment’s Canadian operations. As of July 1, 2005, we estimated that a pre-tax loss of $0.4 million would be reclassified into earnings from comprehensive income within the next 17 months related to the cash flow hedges for payments to a vendor in the U.K. that is supporting one of our government contracts in our Government Communications Systems segment. No pretax income or loss would be reclassified into earnings from comprehensive income over the next 15 months from the other transactions we are hedging as of July 1, 2005.
      The net gain included in our earnings in fiscal 2005, 2004 and 2003 representing the amount of fair value and cash flow hedges’ ineffectiveness was not material. No amounts were recognized in our earnings in fiscal 2005, 2004 and 2003 related to the component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. In addition, no amounts were recognized in our earnings in fiscal 2005, 2004 and 2003 related to hedged firm commitments that no longer qualify as fair value hedges. All of these derivatives were recorded at their fair value on the balance sheet in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”).
      Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for our foreign currency derivatives held at July 1, 2005 would have an impact of approximately $5.7 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.
      Interest Rates: We utilize a balanced mix of debt maturities along with both fixed-rate and variable-rate debt and available lines of credit to manage our exposure to changes in interest rates. We do not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2006, although there can be no assurances that interest rates will not change significantly.
Impact of Foreign Exchange
      Approximately 42 percent of our international business was transacted in local currency environments in fiscal 2005, compared to 39 percent in fiscal 2004. The impact of translating the assets and liabilities of these operations to U.S. dollars is included as a component of shareholders’ equity. At July 1, 2005, the cumulative translation adjustment reduced shareholders’ equity by $3.3 million compared to a reduction of $6.1 million at July 2, 2004. We utilize foreign currency hedging instruments to minimize the currency risk of international transactions. Gains and losses resulting from currency rate fluctuations did not have a material effect on our results in fiscal 2005, 2004 or 2003.

Impact of Inflation
      To the extent feasible, we have consistently followed the practice of adjusting our prices to reflect the impact of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
      The following is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 1: Significant Accounting Policies in the Notes. In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in the Notes. We consider the policies discussed below as critical to an understanding of our financial statements because their application places the most significant demands on our judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. The impact and any associated risks related to these policies on our business operations are discussed throughout this MD&A where such policies affect our reported and expected financial results. Senior management has discussed the development and selection of the critical accounting policies and the related disclosure included herein with the Audit Committee of our Board of Directors. Preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.
      Besides estimates that meet the “critical” accounting policy criteria, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenue and expenses as well as disclosures of contingent assets and liabilities. Estimates are based on experience and other information available prior to the issuance of the financial statements. Materially different results can occur as circumstances change and additional information becomes known, including for estimates that we do not deem “critical.”
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
      Revenue related to long-term contracts are recorded using the percentage-of-completion method generally measured by the costs incurred on each contract to-date against estimated total contract costs at completion (“cost-to-cost”) with consideration given for risk of performance and estimated profit. The percentage-of-completion method of revenue recognition is primarily used in our Government Communications Systems and RF Communications segments. Revenue is recorded on certain long-term production contracts within our RF Communications segment using the units of delivery method rather than the cost-to-cost method. Under the units of delivery method, sales and profits are recorded based on the ratio of actual units delivered to estimated total units to be delivered under the contract. Amounts representing contract change orders, claims or other items that may change the scope of a contract are included in revenue only when they can be reliably estimated and realization is probable. Incentives or penalties and award fees applicable to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions, which increase or decrease earnings based solely on a single significant event, generally are not recognized until the event occurs. Contracts generally are not segmented. If contracts are segmented, they meet the segmenting criteria stated in SOP 81-1.
      Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance. Recognition of profit on long-term fixed-price contracts requires estimates of: the contract value or total contract revenue, the total cost at completion, and the measurement of progress toward completion. The estimated profit or loss on a contract is equal to the difference between the estimated contract value and the estimated total cost at completion. Due to the long-term nature of many of our programs, developing the estimated total cost at completion often requires significant judgment. Factors that must be considered in estimating the work to be completed include labor productivity and availability of labor, the nature and complexity of the work to be performed, availability and cost of materials, subcontractor performance, the impact of delayed performance, availability and timing of funding from the customer and the recoverability of claims outside the original contract included in any estimate to complete. We review cost performance and estimates to complete on our ongoing contracts at least quarterly and, in many cases, more frequently. If a change in estimated cost to complete a contract is determined to have an impact on contract earnings, we will record a positive or negative adjustment to estimated earnings when identified. Revenue and profits on a cost-reimbursable contract are recognized when allowable costs are incurred in an amount equal to the allowable costs plus the profit on those costs. These profits may be at a fixed or variable percentage of allowable costs, depending on the contract fee arrangement. Thus, cost-reimbursable contracts generally are not subject to the same estimation risks that affect fixed-price contracts. We have not made any material changes in the methodologies used to recognize revenue on long-term contracts or to estimate our costs related to long-term contracts in the past three fiscal years.
      As of July 1, 2005, the amount of unbilled costs and accrued earnings on fixed-price contracts on our Consolidated Balance Sheet was $119.7 million compared to $111.1 million as of July 2, 2004. These amounts include gross costs and accrued income, which is netted against billings and progress payments. A significant change in an estimate on one or more programs could have a material effect on our statement of financial position and results of operations. For example, a one percent variance in our estimate of accrued income booked as of July 1, 2005 on all open fixed-price contracts would impact our pre-tax income and our cost of product sales and services by $5.4 million.
Provisions for Excess and Obsolete Inventory Losses
      We value our inventory at the lower of cost or market. We balance the need to maintain prudent inventory levels to ensure competitive delivery performance with the risk of excess or obsolete inventory due to changing technology and customer requirements. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. The review of excess and obsolete inventory primarily relates to our Microwave Communications, Broadcast Communications and RF Communications segments. Several factors may influence the sale and use of our inventories, including our decisions to exit a product line, technological change and new product development. These factors could result in a change in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if we determine that our inventory is overvalued, we would be required to recognize such costs in “Cost of product sales” in our Consolidated Statement of Income at the time of such determination. Likewise, if we determine our inventory is undervalued, we may have overstated “Cost of product sales” in previous periods and would be required to recognize such additional income. We have not made any material changes in the reserve methodology used to establish our inventory loss reserves during the past three fiscal years.
      As of July 1, 2005, our reserve for obsolete and excess inventory was $56.7 million, or 19.8 percent of our gross inventory balance, which compares to our reserve of $52.7 million, or 19.3 percent of the gross inventory balance as of July 2, 2004. We recorded $4.0 million, $5.0 million and $15.4 million in inventory write-down charges during fiscal 2005, 2004 and 2003, respectively. In fiscal 2003, inventory write-downs of $8.6 million related to our exit from unprofitable products and the shutdown of our Brazilian manufacturing plant in the Microwave Communications segment. Although we make every reasonable effort to ensure the accuracy of our forecasts of future product demand, including the impact of planned future product launches, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.
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
      As of July 1, 2005, the carrying amount of our selected investments that are included in the “Other assets” caption in our Consolidated Balance Sheet is $39.3 million, which compares to $37.8 million as of July 2, 2004. Independent appraisals were obtained to derive the fair value of these investments and $7.7 million other than temporary impairment was recognized on these investments in fiscal 2005. We make every reasonable effort to ensure the accuracy of our estimate of the value of our selected investments. Any significant unanticipated changes in the underlying assumptions used by independent appraisers or us could have a significant impact on these estimates.
Goodwill
      Under the provision of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”), we are required to perform an annual (or under certain circumstances more frequent) impairment test of our goodwill. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as one of our business segments, with its net book value or carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. We have not made any material changes in the methodology used to determine the valuation of our goodwill or the assessment of whether or not goodwill is impaired during the past three fiscal years.
      There are many assumptions and estimates underlying the determination of the fair value of a reporting unit. These assumptions include projected cash flows, discount rates, comparable market prices of similar businesses, recent acquisitions of similar businesses made in the marketplace and a review of the financial and market conditions of the underlying business. We completed impairment tests as of April 1, 2005, with no adjustment to the carrying value of goodwill. Goodwill on our Consolidated Balance Sheet as of July 1, 2005 and July 2, 2004 was $569.9 million and $223.3 million, respectively. Although we make every reasonable effort to ensure the accuracy of our estimate of the fair value of our reporting units, future changes in the assumptions used to make these estimates could result in the recording of an impairment loss. A 10 percent variance, however, in our estimate of any of our reporting units’ fair value would not lead to any further tests for impairment as described above.
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
      Our Consolidated Balance Sheet as of July 1, 2005 includes a current deferred tax asset of $96.0 million and a non-current deferred tax liability of $26.7 million. This compares to a current deferred tax liability of $114.1 million and a non-current deferred tax asset of $2.8 million as of July 2, 2004. The variance between these balances was primarily due to the recognition of deferred tax liabilities related to identifiable intangible assets acquired in our Encoda and Orkand acquisitions. For all jurisdictions for which we have net deferred tax assets, we expect that our existing levels of pre-tax earnings are sufficient to generate the amount of future taxable income needed to realize these tax assets. Our valuation allowance related to deferred income taxes, which is reflected in our Consolidated Balance Sheet, was $47.7 million as of July 1, 2005 and $38.7 million as of July 2, 2004. $8.3 million of the $47.7 million valuation allowance as of July 1, 2005, is attributable to acquired deferred tax assets any recognition of which will be reflected as a change in goodwill. Although we make every reasonable effort to ensure the accuracy of our deferred tax assets, if we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.
Other Management Estimates
      The majority of our revenue and, consequently, our outstanding accounts receivable, are directly or indirectly with the U.S. Government. Therefore, our risk of not collecting amounts due us under such arrangements is minimal. We generally require letters of credit or deposit payments prior to the commencement of work or obtain progress payments upon the achievement of certain milestones from our international commercial customers. In addition, our revenue is supported by contractual arrangements specifying the timing and amounts of payments. We historically have experienced and expect to continue to experience a minimal amount of uncollectible accounts receivable. We have not made any material changes in the methodologies used to determine our allowance for uncollectible accounts receivable during the past three fiscal years. Changes in the underlying financial condition of our customers or changes in the industries in which we operate necessitating revisions to our standard contractual terms and conditions could have an impact on our results of operations and cash flows in the future.
      We record a liability pertaining to pending litigation or contingencies based on our best estimate of probable loss, if any, or at the minimum end of the range of loss in circumstances where a range of loss can be reasonably estimated. Because of uncertainties surrounding the nature of litigation and the cost to us, if any, of litigation we continually revise our estimated losses as additional facts become known. We have not made any material changes in the methodologies used to estimate liabilities pertaining to pending litigation during the past three fiscal years.
Impact of Recently Issued Accounting Pronouncements
      As described in Note 3: Accounting Changes or Recent Pronouncements in the Notes, there are accounting pronouncements that have recently been issued but have not yet been implemented by us. Note 3 describes the potential impact that these pronouncements are expected to have on our financial position, results of operations or cash flows.
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
      We participate in markets that are subject to uncertain economic conditions. As a result, it is difficult to estimate the level of growth in some of the markets in which we participate. Because all components of our budgeting and forecasting are dependent upon estimates of growth in the markets we serve, the uncertainty renders estimates of future income and expenditures even more difficult than usual. As a result, we may make significant investments and expenditures but never realize the anticipated benefits, which could adversely affect our results of operations. The future direction of the overall domestic and global economies also will have a significant impact on our overall performance.

We depend on the U.S. Government for a significant portion of our revenue, and the loss of this relationship or a shift in U.S. Government funding could have adverse consequences on our future business.
      We are highly dependent on sales to the U.S. Government. Approximately 66 percent, 66 percent and 62 percent of our net revenue in fiscal 2005, 2004 and 2003, respectively, was derived from sales to the U.S. Government. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government could significantly reduce our revenue. Our U.S. Government programs must compete with programs managed by other government contractors for a limited number of programs and for uncertain levels of funding. Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government and will continue these efforts in the future. The U.S. Government may choose to use other contractors for its limited number of programs. In addition, the funding of defense programs also competes with nondefense spending of the U.S. Government. Budget decisions made by the U.S. Government are outside of our control and have long-term consequences for our business. A shift in U.S. Government spending to other programs in which we are not involved, or a reduction in U.S. Government spending generally, could have material adverse consequences for our business.
We depend significantly on our U.S. Government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited. The termination or failure to fund one or more of these contracts could have an adverse impact on our business.
      Over its lifetime, a U.S. Government program may be implemented by the award of many different individual contracts and subcontracts. The funding of U.S. Government programs is subject to Congressional appropriations. Although multi-year contracts may be planned or authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs often receive only partial funding initially, and additional funds are committed only as Congress makes further appropriations. The termination of funding for a U.S. Government program would result in a loss of anticipated future revenue attributable to that program. That could have an adverse impact on our operations. In addition, the termination of a program or the failure to commit additional funds to a program that already has been started could result in lost revenue and increase our overall costs of doing business.
      Generally, U.S. Government contracts are subject to oversight audits by U.S. Government representatives. In addition, the contracts generally contain provisions permitting termination, in whole or in part, without prior notice at the U.S. Government’s convenience upon the payment only for work done and commitments made at the time of termination. We can give no assurance that one or more of our U.S. Government contracts will not be terminated under these circumstances. Also, we can give no assurance that we would be able to procure new contracts to offset the revenue or backlog lost as a result of any termination of our U.S. Government contracts. Because a significant portion of our revenue is dependent on our performance and payment under our U.S. Government contracts, the loss of one or more large contracts could have a material adverse impact on our financial condition.
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
We enter into fixed-price contracts that could subject us to losses in the event of cost overruns.
      Sometimes, we enter into contracts on a firm, fixed-price basis. During fiscal 2005 and 2004, approximately 34 percent and 27 percent, respectively, of our total Government Communications Systems and RF Communications segments’ sales were from fixed-price contracts. This allows us to benefit from cost savings, but it carries the burden of potential cost overruns since we assume all of the cost risk. If our initial estimates are incorrect, we can lose money on these contracts. U.S. Government contracts can expose us to potentially large losses because the U.S. Government can compel us to complete a project or, in certain circumstances, pay the entire cost of its replacement by another provider regardless of the size or foreseeability of any cost overruns that occur over the life of the contract. Because many of these projects involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, problems with other contractors and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet project deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts we may not realize their full benefits. Our results of operations are dependent on our ability to maximize our earnings from our contracts. Lower earnings caused by cost overruns and cost controls would have an adverse impact on our financial results.
We derive a substantial portion of our revenue from international operations and are subject to the risks of doing business in foreign countries, including fluctuations in foreign currency exchange rates.
      We are highly dependent on sales to customers outside the United States. In fiscal 2005, 2004 and 2003, revenue for products exported from the U.S. or manufactured abroad were 19 percent, 20 percent and 21 percent, respectively, of our total revenue. Approximately 42 percent of our international business in fiscal 2005 was transacted in local currency environments. Losses resulting from currency rate fluctuations can adversely affect our results. We expect that international revenue will continue to account for a significant portion of our total revenue. Also, a significant portion of our international revenue is in less developed countries. As a result, we are subject to risks of doing business internationally, including:

•	Currency exchange controls, fluctuations of currency and currency revaluations;
•	The laws, regulations and policies of foreign governments relating to investments and operations, as well as U.S. laws affecting the activities of U.S. companies abroad;
•	Changes in regulatory requirements, including imposition of tariffs or embargoes, export controls and other trade restrictions;
•	Uncertainties and restrictions concerning the availability of funding, credit or guarantees;
•	The complexity and necessity of using foreign representatives and consultants;
•	The difficulty of managing an organization doing business in many countries;
•	Import and export licensing requirements and regulations, as well as unforeseen changes in export regulations;
•	Uncertainties as to local laws and enforcement of contract and intellectual property rights and occasional requirements for onerous contract clauses; and
•	Rapid changes in government, economic and political policies, political or civil unrest, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation.
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
      Both our commercial and defense businesses are characterized by rapidly changing technologies and evolving industry standards. Accordingly, our future performance depends on a number of factors, including our ability to:

•	Identify emerging technological trends in our target markets;
•	Develop and maintain competitive products;
•	Enhance our products by adding innovative hardware, software or other features that differentiate our products from those of our competitors; and
•	Manufacture and bring cost-effective products to market quickly.
      We believe that, in order to remain competitive in the future, we will need to continue to develop new products, which will require the investment of significant financial resources in new product development. The need to make these expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures ultimately will lead to the timely development of new products. Due to the design complexity of some of our products, we may experience delays in completing development and introducing new products in the future. Any delays could result in increased costs of development or redirect resources from other projects. In addition, we cannot provide assurances that the markets for our products will develop as we currently anticipate. The failure of our products to gain market acceptance could reduce significantly our revenue and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing products that gain market acceptance in advance of our products or that our competitors will not develop new products that cause our existing products to become obsolete. If we fail in our new product development efforts or our products fail to achieve market acceptance more rapidly than those of our competitors, our revenue will decline and our business, financial condition and results of operations will be adversely affected.
We cannot predict the consequences of future geo-political events, but they may affect adversely the markets in which we operate, our ability to insure against risks, our operations or our profitability.
      The terrorist attacks in the United States on September 11, 2001, the subsequent U.S.-led military response and the potential for future terrorist activities and other recent geo-political events have created economic and political uncertainties that could have a material adverse effect on our business and the prices of our securities. These matters have caused uncertainty in the world’s financial and insurance markets and may increase significantly the political, economic and social instability in the geographic areas in which we operate. These matters also have caused the premiums charged for our insurance coverages to increase and may cause some coverages to be unavailable altogether. While our government businesses have benefited from homeland defense initiatives and the war on terror, these developments may affect adversely our business and profitability and the prices of our securities in ways that we cannot predict at this time.
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
The inability of our subcontractors to perform, or our key suppliers to manufacture and timely deliver our components or products, could cause our products to be produced in an untimely or unsatisfactory manner.
      On many of our contracts, we engage subcontractors. In addition, there are certain parts or components, which we source from other manufacturers. Some of our suppliers, from time to time, experience financial and operational difficulties, which may impact their ability to supply the materials, components and subsystems that we require. Any inability to develop alternative sources of supply on a cost-effective basis could materially impair our ability to manufacture and deliver our products to customers in a timely manner. We cannot give assurances that we will not experience material supply problems or component or subsystems problems in the future. Also, our subcontractors and other suppliers may not be able to maintain the quality of the materials, components and subsystems they supply, which might result in greater product returns and could harm our business, financial condition and results of operations.
Third parties have claimed in the past and may claim in the future that we are infringing upon their intellectual property rights, and third parties may infringe upon our intellectual property rights.
      Many of the markets we serve are characterized by vigorous protection and pursuit of intellectual property rights, which often has resulted in protracted and expensive litigation. Third parties have claimed in the past and may claim in the future that we are infringing their intellectual property rights, and we may be found to be infringing or to have infringed those intellectual property rights. We do not believe that existing claims of infringement will have a material impact on us; however, we may be unaware of intellectual property rights of others that may cover some of our technology, products and services. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. Moreover, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of certain of our products. Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, know-how, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. If we fail to successfully protect and enforce our intellectual property rights, our competitive position could suffer. Our pending patent and trademark registration applications may not be allowed, or competitors may challenge the validity or scope of these patents or trademark registrations. In addition, our patents may not provide us a significant competitive advantage. We may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect infringement and our competitive position may be harmed before we do so. In addition, competitors may design around our technology or develop competing technologies.
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
      We have investments in securities of privately-held companies, many of which still can be considered in the start-up or developmental stages. These investments are illiquid and are inherently risky as the markets for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in these companies.
Developing new technologies entails significant risks and uncertainties.
      We are exposed to liabilities that are unique to the products and services we provide. A significant portion of our business relates to designing, developing and manufacturing advanced defense and technology systems and products. New technologies associated with these systems and products may be untested or unproven. Components of certain of the defense systems and products we develop are inherently dangerous. Failures of satellites, missile systems, air-traffic control systems, homeland security applications and aircraft have the potential to cause loss of life and extensive property damage. In most circumstances we may receive indemnification from the U.S. Government. While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs from an accident or incident. It also is not possible to obtain insurance to protect against all operational risks and liabilities. Substantial claims resulting from an incident in excess of U.S. Government indemnity and our insurance coverage could harm our financial condition and operating results. Moreover, any accident or incident for which we are liable, even if fully insured, could negatively affect our reputation among our customers and the public, thereby making it more difficult for us to compete effectively, and could significantly impact the cost and availability of adequate insurance in the future.
We have significant operations in Florida that could be impacted in the event of a hurricane and operations in California that could be impacted in the event of an earthquake.
      Our corporate headquarters and significant operations of our Government Communications Systems segment are located in Florida. In addition, our Broadcast Communications and Microwave Communications segments have locations near major earthquake fault lines in California. In the event of a major hurricane, earthquake or other natural disaster we could experience business interruptions, destruction of facilities and/or loss of life, all of which could materially adversely affect our business.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
      The management of Harris Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance, based on an appropriate cost benefit analysis, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 1, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of July 1, 2005.
      Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting the internal controls of Encoda Systems Holdings, Inc. (“Encoda”) acquired by the Company during 2005, which is included in the 2005 consolidated financial statements of the Company and constituted $405 million and $360 million of total and net assets, respectively, as of July 1, 2005. The amounts of Encoda’s revenue and income before income taxes for the year ended July 1, 2005 were immaterial. Management did not assess the effectiveness of internal control over financial reporting at Encoda because of the timing of the acquisition, which was completed in November 2004.
      The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on management’s assessment and the effectiveness of the Company’s internal control over financial reporting. This report appears on page 52.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Harris Corporation
      We have audited the accompanying consolidated balance sheets of Harris Corporation and subsidiaries as of July 1, 2005 and July 2, 2004, and the related consolidated statements of income, cash flows, and comprehensive income and shareholders’ equity, for each of the three years in the period ended July 1, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harris Corporation and subsidiaries at July 1, 2005 and July 2, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 1, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Harris Corporation’s internal control over financial reporting as of July 1, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 23, 2005 expressed an unqualified opinion thereon.
/s/     Ernst & Young LLP
Orlando, Florida
August 23, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders of Harris Corporation
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Harris Corporation maintained effective internal control over financial reporting as of July 1, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Harris Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Encoda Systems Holdings, Inc. (Encoda) acquired during 2005, which is included in the 2005 consolidated financial statements of Harris Corporation and constituted $405 million and $360 million of total and net assets, respectively, as of July 1, 2005. The amounts of Encoda’s revenue and income before income taxes for the year ended July 1, 2005 were immaterial. Management did not assess the effectiveness of internal control over financial reporting at Encoda because of the timing of the acquisition, which was completed in November 2004. Our audit of internal control over financial reporting of Harris Corporation also did not include an evaluation of the internal control over financial reporting of Encoda.
      In our opinion, management’s assessment that Harris Corporation maintained effective internal control over financial reporting as of July 1, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Harris Corporation maintained, in all material respects, effective internal control over financial reporting as of July 1, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harris Corporation and subsidiaries as of July 1, 2005 and July 2, 2004, and the related consolidated statements of income, cash flows, and comprehensive income and shareholders’ equity, for each of the three years in the period ended July 1, 2005 and our report dated August 23, 2005, expressed an unqualified opinion thereon.
/s/     Ernst & Young LLP
Orlando, Florida
August 23, 2005

CONSOLIDATED STATEMENT OF INCOME

	Fiscal Years Ended

	2005	2004	2003

	(In millions, except per share amounts)
Revenue from product sales and services
Revenue from product sales	$2,366.3	$2,127.6	$1,703.4
Revenue from services	634.3	391.0	357.2

	3,000.6	2,518.6	2,060.6
Cost of product sales and services
Cost of product sales	(1,669.2)	(1,548.5)	(1,247.0)
Cost of services	(507.6)	(339.8)	(296.2)

	(2,176.8)	(1,888.3)	(1,543.2)

Engineering, selling and administrative expenses	(502.6)	(421.0)	(414.1)
Non-operating income (loss)	(6.3)	(11.0)	23.7
Interest income	7.5	6.2	6.1
Interest expense	(24.0)	(24.5)	(24.9)

Income from continuing operations before income taxes	298.4	180.0	108.2
Income taxes	(96.2)	(54.3)	(37.9)

Income from continuing operations	202.2	125.7	70.3
Discontinued operations net of income taxes	—	7.1	(10.8)

Net income	$202.2	$132.8	$59.5

Net income per common share
Basic
Continuing operations	$1.52	$.95	$.53
Discontinued operations	—	.05	(.08)

	$1.52	$1.00	$.45

Diluted
Continuing operations	$1.46	$.92	$.53
Discontinued operations	—	.05	(.08)

	$1.46	$.97	$.45

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEET

	July 1,	July 2,
	2005	2004

	(In millions)
Assets
Current Assets
Cash and cash equivalents	$377.6	$627.5
Receivables	494.0	457.5
Unbilled costs and accrued earnings on fixed-price contracts	119.7	111.1
Inventories	230.3	220.9
Current deferred income taxes	96.0	114.1
Income taxes receivable	—	6.6

Total current assets	1,317.6	1,537.7
Other Assets
Plant and equipment	307.8	283.3
Goodwill	569.9	223.3
Identifiable intangible assets	99.1	10.1
Non-current notes receivable	13.6	18.1
Other assets	149.4	153.3

	1,139.8	688.1

	$2,457.4	$2,225.8

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$4.2	$9.4
Accounts payable	163.7	128.8
Compensation and benefits	164.1	159.1
Other accrued items	114.1	115.9
Advance payments and unearned income	139.0	129.1
Income taxes payable	5.1	—
Current portion of long-term debt	—	0.5

Total current liabilities	590.2	542.8
Other Liabilities
Non-current deferred income taxes	26.7	2.8
Long-term debt	401.4	401.4
Shareholders’ Equity
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 250,000,000 shares authorized; issued and outstanding 132,940,080 shares at July 1, 2005 and 132,688,616 shares at July 2, 2004	132.9	132.7
Other capital	219.1	190.6
Retained earnings	1,093.7	967.6
Unearned compensation	(3.3)	(3.3)
Accumulated other comprehensive income (loss)	(3.3)	(8.8)

Total shareholders’ equity	1,439.1	1,278.8

	$2,457.4	$2,225.8

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Years Ended

	2005	2004	2003

	(In millions)
Operating Activities
Net income	$202.2	$132.8	$59.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	71.4	55.1	56.4
Non-current deferred income tax	16.5	23.2	5.6
(Gain) loss on the sale of securities available for sale	3.7	(2.3)	(21.2)
Gain on the sale of the tools and test systems product line	—	(18.9)	—
Gain on the sale of LiveTV, LLC	—	—	(18.8)
(Increase) decrease in:
Accounts and notes receivable	2.7	(27.4)	(37.0)
Unbilled costs and inventories	(17.0)	46.7	33.1
Increase (decrease) in:
Accounts payable and accrued expenses	(3.5)	46.8	39.5
Advance payments and unearned income	(11.2)	22.6	24.3
Income taxes	28.1	(25.7)	(2.7)
Other	8.5	17.4	14.1

Net cash provided by operating activities	301.4	270.3	152.8

Investing Activities
Cash paid for acquired businesses	(427.3)	—	—
Additions of plant and equipment	(75.0)	(66.4)	(73.0)
Cash paid for selected investments	—	(2.8)	(5.4)
Proceeds from the sale of securities available for sale	13.4	7.9	30.1
Proceeds from the sale of the tools and test systems product line	—	44.7	—
Proceeds from the sale of LiveTV, LLC	—	—	19.0

Net cash used in investing activities	(488.9)	(16.6)	(29.3)

Financing Activities
Proceeds from borrowings	126.5	6.6	182.8
Payment of borrowings	(134.9)	(30.2)	(62.9)
Proceeds from exercise of employee stock options	33.4	37.0	2.3
Repurchase of common stock	(56.4)	(56.5)	(6.0)
Cash dividends	(31.9)	(26.6)	(21.2)

Net cash provided by (used in) financing activities	(63.3)	(69.7)	95.0

Effect of exchange rate changes on cash and cash equivalents	0.9	0.9	(2.1)

Net increase (decrease) in cash and cash equivalents	(249.9)	184.9	216.4
Cash and cash equivalents, beginning of year	627.5	442.6	226.2

Cash and cash equivalents, end of year	$377.6	$627.5	$442.6

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME AND SHAREHOLDERS’ EQUITY

					Accumulated Other Comprehensive
					Income (Loss)

					Net Unrealized Gain (Loss) from

	Common	Other	Retained	Unearned	Marketable	Hedging	Currency
	Stock	Capital	Earnings	Comp.	Securities	Derivatives	Translation	Total

	(In millions, except per share amounts)
Balance at June 28, 2002	$132.7	$157.5	$871.7	$(2.1)	$12.8	$0.1	$(22.8)	$1,149.9
Net income	—	—	59.5	—	—	—	—	59.5
Foreign currency translation	—	—	—	—	—	—	9.8	9.8
Net unrealized loss on hedging derivatives net of income taxes of $(0.1)	—	—	—	—	—	(0.2)	—	(0.2)
Net unrealized loss on securities net of income taxes of $(7.4)	—	—	—	—	(12.7)	—	—	(12.7)

Comprehensive income								56.4
Shares issued under Stock Incentive Plans (225,950 shares)	0.2	2.1	—	—	—	—	—	2.3
Shares granted under Stock Incentive Plans (354,000 shares)	0.4	5.2	—	(5.6)	—	—	—	—
Compensation expense	—	—	—	2.5	—	—	—	2.5
Termination and award of shares granted under Stock Incentive Plans (47,566 shares)	(0.1)	(0.6)	—	—	—	—	—	(0.7)
Repurchase and retirement of common stock (435,000 shares)	(0.4)	(0.9)	(4.7)	—	—	—	—	(6.0)
Cash dividends ($0.16 per share)	—	—	(21.2)	—	—	—	—	(21.2)

Balance at June 27, 2003	132.8	163.3	905.3	(5.2)	0.1	(0.1)	(13.0)	1,183.2
Net income	—	—	132.8	—	—	—	—	132.8
Foreign currency translation	—	—	—	—	—	—	6.9	6.9
Net unrealized loss on hedging derivatives net of income taxes of $(1.2)	—	—	—	—	—	(1.9)	—	(1.9)
Net unrealized loss on securities net of income taxes of $(0.5)	—	—	—	—	(0.8)	—	—	(0.8)

Comprehensive income								137.0
Shares issued under Stock Incentive Plans (2,375,344 shares)	2.4	34.6	—	—	—	—	—	37.0
Shares granted under Stock Incentive Plans (250,334 shares)	0.2	4.2	—	(4.4)	—	—	—	—
Compensation expense	—	—	—	5.6	—	—	—	5.6
Termination and award of shares granted under Stock Incentive Plans (110,330 shares)	(0.1)	(1.5)	—	0.7	—	—	—	(0.9)
Repurchase and retirement of common stock (2,608,800 shares)	(2.6)	(10.0)	(43.9)	—	—	—	—	(56.5)
Cash dividends ($0.20 per share)	—	—	(26.6)	—	—	—	—	(26.6)

Balance at July 2, 2004	132.7	190.6	967.6	(3.3)	(0.7)	(2.0)	(6.1)	1,278.8
Net income	—	—	202.2	—	—	—	—	202.2
Foreign currency translation	—	—	—	—	—	—	2.8	2.8
Net unrealized gain on hedging derivatives net of income taxes of $(0.8)	—	—	—	—	—	1.5	—	1.5
Net unrealized gain on securities net of income taxes of $(0.7)	—	—	—	—	1.2	—	—	1.2

Comprehensive income								207.7
Shares issued under Stock Incentive Plans (1,872,704)	1.9	31.5	—	—	—	—	—	33.4
Shares granted under Stock Incentive Plans (352,112)	0.3	8.7	—	(9.0)	—	—	—	—
Compensation expense	—	—	—	9.0	—	—	—	9.0
Termination and award of shares granted under Stock Incentive Plans (99,352)	(0.1)	(1.4)	—	—	—	—	—	(1.5)
Repurchase and retirement of common stock (1,874,000)	(1.9)	(10.3)	(44.2)	—	—	—	—	(56.4)
Cash dividends ($0.24 per share)	—	—	(31.9)	—	—	—	—	(31.9)

Balance at July 1, 2005	$132.9	$219.1	$1,093.7	$(3.3)	$0.5	$(0.5)	$(3.3)	$1,439.1

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	SIGNIFICANT ACCOUNTING POLICIES
      Principles of Consolidation — The consolidated financial statements include the accounts of Harris Corporation and its subsidiaries. As used in these notes, the terms “Harris,” “we,” “our” and “us” refer to Harris Corporation and its consolidated subsidiaries. Significant intercompany transactions and accounts have been eliminated.
      Use of Estimates — These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and require management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates are based on experience and other information available prior to issuance of the financial statements. Materially different results can occur as circumstances change and additional information becomes known.
      Fiscal Year — Our fiscal year ends on the Friday nearest June 30. Fiscal 2005 includes 52 weeks, fiscal 2004 includes 53 weeks, and fiscal 2003 includes 52 weeks.
      Common Stock Split — On February 25, 2005, our Board of Directors approved a two-for-one stock split in the form of a 100 percent stock dividend to our stockholders of record on March 14, 2005. The distribution of shares was completed on March 30, 2005. The total number of authorized shares and associated par value were unchanged by this action. As required, we transferred on our books the par value of $1 per share for each share distributed on March 30, 2005 from other capital to common stock. All share and per-share amounts in the Consolidated Statement of Income, Consolidated Balance Sheet, Consolidated Statement of Comprehensive Income and Shareholders’ Equity and these Notes to Consolidated Financial Statements reflect the stock split, applied retroactively, for all periods presented.
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
      The marketable securities had no cost basis at July 1, 2005 and a cost basis of $17.2 million at July 2, 2004. The proceeds from the sale of marketable securities were $13.4 million in fiscal 2005, $7.9 million in fiscal 2004 and $30.1 million in fiscal 2003. The amount of realized gains (losses) included in “Non-operating income (loss)” was $(3.7) million in fiscal 2005, $2.3 million in fiscal 2004 and $21.2 million in fiscal 2003. Included in these realized gains (losses) were write-downs for other than temporary decreases in the market value of $0.7 million in fiscal 2003.
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
      Selected Investments — Selected investments are investments in securities that do not have readily determinable fair values. Selected investments are accounted for using the cost method of accounting and are evaluated for impairment if cost exceeds fair value. The determination of fair value requires management to obtain independent appraisals, or to estimate the value of the securities without an independent appraisal based upon available information such as projected cash flows, comparable market prices of similar companies, recent acquisitions of similar companies made in the marketplace and a review of the financial and market conditions of the underlying company. In fiscal 2005, “Non-operating income (loss)” in our Consolidated Statement of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Income included impairment write-downs of $3.8 million related to our investment in AuthenTec, $2.9 million related to our investment in Terion and $1.0 million related to our interest in Teltronics, Inc. In 2004, a $5.0 million write-down was recorded as an impairment of our interest in Teltronics, Inc. We have $39.3 million of selected investments at July 1, 2005 and $37.8 million at July 2, 2004 that are included in the “Other assets” caption on our Consolidated Balance Sheet, for which we have obtained independent appraisals. See Note 9: Selected Investments for additional information.
      Fair Value of Financial Instruments — The carrying amounts reflected in our Consolidated Balance Sheet for cash and cash equivalents, marketable securities, cost method investments, receivables, notes receivable and short-term and long-term debt approximate their fair values, except for our 3.5% Convertible Debentures due 2022, which have a fair value in excess of their carrying value. Fair values are based primarily on quoted market prices for those or similar instruments or independent appraisals. A discussion of fair values for our derivative financial instruments is included under the caption “Financial Instruments and Risk Management” in this Significant Accounting Policies note.
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
      Inventories — Inventories are valued at the lower of cost (determined by average and first-in, first-out methods) or market. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. See Note 6: Inventories and Unbilled Costs for additional information regarding inventories.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Other Accrued Items and Other Assets — No accrued liabilities or expenses within the caption “Other accrued items” on our Consolidated Balance Sheet exceed 5 percent of our total current liabilities as of July 1, 2005 or as of July 2, 2004. No current assets other than those already disclosed on the Consolidated Balance Sheet exceed 5 percent of our total current assets as of July 1, 2005 or as of July 2, 2004. No assets within the caption “Other assets” on the Consolidated Balance Sheet exceed 5 percent of total assets as of July 1, 2005 or as of July 2, 2004.
      Warranties — On long-term contract sales in our Government Communications Systems and RF Communications segments, the value or price of our warranty is generally included in the contract and funded by the customer. A provision for warranties is built into the estimated program costs when determining the profit rate to accrue when applying the cost-to-cost percentage of completion revenue recognition method. Warranty costs, if incurred, are charged to the specific program’s cost and both revenue and cost are recognized at that time. Factors that affect the estimated program cost for warranty include terms of the contract, number of installed units, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim.
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

Segment	Warranty Periods

RF Communications	One to ten years
Microwave Communications	Two to three years
Broadcast Communications	One to five years
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Stock Options and Stock-Based Compensation — In accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” we use the intrinsic-value method of accounting for stock option awards to employees and, accordingly, do not recognize compensation expense for our stock option awards to employees in the Consolidated Statement of Income, as all option exercise prices are 100 percent of market value on the date the options are granted. Options may be exercised for a period set at the time of initial grant, which ranges from 7 to 10 years after the date of grant.
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

	2005	2004	2003

	(In millions, except per share
	amounts)
Net income, as reported	$202.2	$132.8	$59.5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6.0)	(5.4)	(5.9)

Pro forma net income	$196.2	$127.4	$53.6

Net income per common share, as reported
Basic	$1.52	$1.00	$.45
Diluted	$1.46	$.97	$.45
Pro forma net income per common share
Basic	$1.48	$.96	$.40
Diluted	$1.41	$.93	$.40
      The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003

Expected dividend yield	0.7%	1.0%	0.8%
Expected stock price volatility	35.2%	37.1%	36.4%
Risk-free interest rate	3.0%	1.9%	2.2%
Expected life (years)	4	4	4
      The weighted average fair value of options at their grant date during fiscal 2005, fiscal 2004 and fiscal 2003, where the exercise price equaled the market price on the grant date, was $7.87, $4.89 and $4.84, respectively. The weighted average fair values of restricted and performance shares at their grant date during fiscal 2005, fiscal 2004 and fiscal 2003, were $25.47, $16.57 and $15.91, respectively. See Note 15: Stock Options and Awards for additional information regarding stock options, performance shares and restricted shares.
Revenue Recognition
      Our segments have the following revenue recognition policies:
      Government Communications Systems segment: Revenue in our Government Communications Systems segment primarily relates to long-term contracts. Recognition of profit on long-term fixed-price contracts requires estimates of: the total contract value; the total cost at completion; and the measurement of progress towards completion. Revenue and profits on cost-reimbursable contracts are recognized as allowable costs are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
incurred on the contract and become billable to the customer, in an amount equal to the allowable costs plus the profit on those costs. Revenue and anticipated profits under long-term contracts are recorded on a percentage-of-completion basis, generally using the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. Contracts are combined when specific aggregation criteria stated in the American Institute of Certified Public Accountant’s Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), are met. Criteria generally include closely interrelated activities performed for a single customer within the same economic environment. Contracts generally are not segmented. If contracts are segmented, they meet the segmenting criteria stated in SOP 81-1. Amounts representing contract change orders, claims or other items are included in sales only when they can be reliably estimated and realization is probable. Incentives or penalties and awards applicable to performance on contracts are considered in estimating sales and profit rates and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions, which increase or decrease earnings based solely on a single significant event, are generally not recognized until the event occurs. When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period. Anticipated losses on contracts or programs in progress are charged to earnings when identified.
      This segment also has revenue from product and service sales other than long-term contracts, which is recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable and delivery of a product has occurred and title has transferred or services have been rendered. Further, if an arrangement other than a long-term contract requires the delivery or performance of multiple deliverables or elements under a bundled sale, we determine whether the individual elements represent “separate units of accounting” under the requirements of Emerging Issues Task Force Issue 00-21, “Multiple-Deliverable Revenue Arrangements” (“EITF 00-21”). If the separate elements meet the requirements listed in EITF 00-21, we recognize the revenue associated with each element separately. If the elements within a bundled sale are not considered separate units of accounting, the delivery of an individual element is considered not to have occurred if there are undelivered elements that are essential to the functionality. Unearned income on service contracts is amortized by the straight-line method over the term of the contracts. Also, if contractual obligations related to customer acceptance exist, revenue is not recognized for a product or service unless these obligations are satisfied.
      RF Communications segment: Revenue in our RF Communications segment primarily relates to product and services sales. Revenue recognition from long-term contracts and other than long-term contracts sales follows the same policies as stated under our Government Communications Systems segment’s revenue recognition policy above except that our RF Communications segment sometimes uses the units of delivery method of accounting rather than the cost-to-cost method of accounting for production contracts that call for the delivery of larger quantities of products. Under the units of delivery method, sales and profits are recorded based on the ratio of actual units delivered to estimated total units to be delivered under the contract.
      Microwave Communications segment: Revenue in our Microwave Communications segment primarily relates to product and services sales. Revenue recognition from long-term contracts and other than long-term contracts sales follows the same policies as stated under our Government Communications Systems segment’s revenue recognition policy above.
      Broadcast Communications segment: Revenue in our Broadcast Communications segment primarily relates to product and services sales. Revenue recognition from long-term contracts and other than long-term contracts sales follows the same policies as stated under our Government Communications Systems segment’s revenue recognition policy above. This segment derives a portion of its revenue from the sale of software with multi-year maintenance arrangements. The amount of revenue allocated to undelivered elements under these bundled software sales is based on the vendor-specific objective evidence of fair value for those elements using the residual method. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is recorded as unearned, and the difference between the total arrangement fee and the amount recorded as unearned for the undelivered elements is recognized as revenue related to delivered elements. Unearned revenue due to undelivered elements is recognized ratably on a straight-line basis over the maintenance agreement.
      Other: Royalty income is included as a component of “Non-operating income (loss)” on the Consolidated Statement of Income and is recognized on the basis of terms specified in contractual agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Shipping and handling fees billed to customers are classified on the Consolidated Statement of Income as “Revenue from product sales” and the associated costs are classified in “Cost of product sales.”
      Retirement Benefits — As of July 1, 2005, we provide retirement benefits to substantially all employees primarily through a defined contribution retirement plan having profit sharing, matching and savings elements. Contributions by us to the retirement plan are based on profits and employees’ savings with no other funding requirements. We may make additional contributions to the plan at our discretion. Retirement benefits also include an unfunded limited healthcare plan for U.S.-based retirees and employees on long-term disability. We accrue the estimated cost of these medical benefits, which are not material, during an employee’s active service life.
      Retirement plan expense amounted to $87.0 million in fiscal 2005, $71.8 million in fiscal 2004 and $57.3 million in fiscal 2003.
      Environmental Expenditures — We capitalize environmental expenditures that increase the life or efficiency of property or that reduce or prevent environmental contamination. We accrue environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable.
      We are named as a potentially responsible party at 13 sites where future liabilities could exist. These sites include two sites owned by us, six sites associated with our former graphics or semiconductor locations and five treatment or disposal sites not owned by us that contain hazardous substances allegedly attributable to us from past operations. Based on an assessment of relevant factors, we have estimated that our discounted liability under the Superfund Act and other environmental statutes and regulations for identified sites, using a 7.5 percent discount rate, is approximately $4.8 million. This liability is accrued in the July 1, 2005 Consolidated Balance Sheet. The expected aggregate undiscounted amount that will be incurred over the next 15 to 20 years (depending on the number of years for each site) is approximately $7.5 million. The expected payments for the next five years are: fiscal 2006 — $0.6 million; fiscal 2007 — $0.9 million; fiscal 2008 — $0.8 million; fiscal 2009 — $0.5 million; fiscal 2010 — $0.7 million; and the aggregate amount thereafter is approximately $4.0 million. The relevant factors we considered in estimating our potential liabilities under the Superfund Act and other environmental statutes and regulations include cost-sharing agreements with other parties and the potential indemnification from successor and predecessor owners of these sites. We do not believe that uncertainties with respect to these relevant factors would materially affect our potential liability under the Superfund Act and other environmental statutes and regulations.
      Financial Guarantees and Commercial Commitments — Guarantees are contingent commitments issued to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper issuances, bond financings and similar transactions. The terms of the guarantees are equal to the remaining term of the related debt, which are limited to one year or less. The maximum potential amount of future payments we could be required to make under our guarantees at July 1, 2005 is $0.4 million. At July 1, 2005, there are no guarantees accrued for in our Consolidated Balance Sheet. We also hold insurance policies with third parties to mitigate the risk of loss on a portion of these guarantees. We have entered into commercial commitments in the normal course of business including surety bonds, standby letter of credit agreements and other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers and to obtain insurance policies with our insurance carriers. At July 1, 2005, we had commercial commitments of $67.7 million.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the maturity dates of the derivatives used to hedge these cash flows. We do not hold or issue derivative financial instruments for trading purposes.
      We account for our instruments used to hedge against the currency risk and market fluctuation risk associated with anticipated or forecasted cash flows that are probable of occurring in the future as cash flow hedges. In accordance with Statement 133, such financial instruments are marked-to-market using forward prices and fair value quotes with the offset to other comprehensive income, net of hedge ineffectiveness. The foreign currency call options and forward contracts are subsequently recognized as a component of “Cost of product sales” on the Consolidated Statement of Income when the underlying net cash flows are realized. Unrealized losses are recorded in “Other accrued items” on the Consolidated Balance Sheet with the offset to other comprehensive income, net of hedge ineffectiveness. Unrealized gains are recorded as “Other assets” on the Consolidated Balance Sheet with the offset to other comprehensive income, net of hedge ineffectiveness.
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
      On May 28, 2004, we completed the sale of our tools and test systems (“TTS”) product line, which was included in our Network Support segment, for approximately $43.1 million after giving effect to post-closing adjustments. As a result of this transaction, the TTS product line has been reported as a discontinued operation for all periods presented.
      The assets disposed of consisted primarily of land, buildings, equipment, inventory, receivables, technology and other assets related to the operation of the TTS product line. We recorded an after-tax gain on the sale of our TTS product line of $9.1 million. This gain was net of the disposal of $13.8 million of related goodwill.
      Summarized financial information for our discontinued operations is as follows:

	2004	2003

	(In millions)
Revenue from product sales and services	$40.3	$32.1

Loss before income taxes	$(3.5)	$(18.1)
Income taxes	1.5	7.3

Loss from discontinued operations	$(2.0)	$(10.8)

Gain on the disposal of discontinued operations after income taxes of $9.8	9.1	—

Discontinued operations net of income taxes	$7.1	$(10.8)

Current assets	$—	$20.1
Total assets	—	41.7
Current liabilities	—	5.0
Total liabilities	—	5.0
Accumulated comprehensive income	—	—
Net assets of discontinued operations	—	36.7
      The information set forth in the other Notes to the Consolidated Financial Statements relates to continuing operations unless otherwise specified.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3:	ACCOUNTING CHANGES OR RECENT PRONOUNCEMENTS
      In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”), with an effective date for the first interim or annual period beginning after June 15, 2004. FSP 106-2 relates to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Prescription Drug Act”), which was signed into law on December 8, 2003. The Medicare Prescription Drug Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. During the first quarter of fiscal 2005, we adopted the provisions of FSP 106-2. Our retirees who are Medicare-eligible pay retiree premiums equal to the cost of their coverage. We subsidize the healthcare coverage for disabled employees, some of whom are Medicare-eligible. We have applied for the subsidy related to our disabled employee coverage and are waiting on acceptance of our application. Due to the retiree cost-sharing arrangements and the status of our application, neither our accumulated post-retirement benefit obligation nor our net periodic post-retirement benefit cost reflects any amount associated with the subsidy. We do not believe, however, that when our actuarial valuation is completed the federal subsidy for disabled employees who are Medicare-eligible will have a material impact on our financial position, results of operations or cash flows.
      In October 2004, the FASB ratified EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-8”). EITF 04-8 requires that shares underlying contingently convertible debt be included in diluted earnings per share computations using the if-converted method regardless of whether the market price trigger (or other contingent features) has been met. The effective date for EITF 04-8 is for reporting periods ending after December 15, 2004. EITF 04-8 also requires restatement of earnings per share amounts for prior periods presented during which the convertible instrument was outstanding. We implemented the provisions of EITF 04-8 during the first quarter of fiscal 2005 and have restated the prior periods presented. The provisions of EITF 04-8 increased our diluted shares outstanding by 6.6 million shares. Also, the net earnings used in our earnings per share calculations are adjusted, using the if-converted method. The effect of these adjustments reduced our income from continuing operations per diluted share by $0.04 in fiscal 2005, $0.02 in fiscal 2004 and $0.00 in fiscal 2003. See Note 16: Net Income Per Share for additional information.
      In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs — an amendment of ARB 43, Chapter 4” (“Statement 151”). Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Paragraph 5 of Accounting Research Bulletin (“ARB”) 43, Chapter 4 “Inventory Pricing,” previously stated that “...under certain circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current-period charges....” Statement 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, Statement 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement 151 is effective for fiscal years beginning after June 15, 2005. We do not believe the implementation of Statement 151 will have a material impact on our financial position, results of operations or cash flows.
      In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities (“IRC Sec. 199”) provided by the American Jobs Creation Act of 2004” (“FSP 109-1”), and FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-1 clarifies the guidance in FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”) that applies to the new deduction for qualified domestic production activities under the American Jobs Creation Act of 2004 (the “Act”). FSP 109-1 clarifies that the deduction should be accounted for as a special deduction under Statement 109, not as a tax-rate reduction, because the deduction is contingent on performing activities identified in the Act. As a result, companies qualifying for the special deduction will not have a one-time adjustment of deferred tax assets and liabilities in the period in which the Act was enacted. FSP 109-2 addresses the effect of the Act’s one-time deduction for qualifying repatriation of foreign earnings. The IRC Sec. 199 deduction will be effective for our fiscal year ended June 30, 2006. FSP 109-2 allows additional time for companies to determine whether any foreign earnings will be repatriated under the Act’s one-time deduction

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for repatriated earnings and how the Act affects whether undistributed earnings continue to qualify for Statement 109’s exception from recognizing deferred tax liabilities. FSP 109-1 and FSP 109-2 were both effective upon issuance. We implemented FSP 109-1 and FSP 109-2 and have included the required disclosures in Note 22: Income Taxes.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“Statement 123R”), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and to recognize cost over the vesting period. Statement 123R is effective for public companies (except small business issuers as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. The adoption of Statement 123R is not expected to have a significant effect on our financial position or cash flows, but will impact our results of operations. An illustration of the impact on our net income and earnings per share is presented in the Stock Options and Stock-Based Compensation section of Note 1: Significant Accounting Policies assuming we had applied the fair value recognition provisions of Statement 123 using the Black-Scholes methodology. We have not yet determined whether we will use the Black-Scholes method in our adoption of Statement 123R. Also, we are unable to estimate the future impact that Statement 123R will have on our financial position, results of operations or cash flows due to unknown events, such as the type and number of share-based payments that will be granted, their terms, and their vesting periods.
      In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC staff position regarding the application of Statement 123R, which contains interpretive guidance related to the interaction between Statement 123R and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 highlights the importance of disclosures made related to the accounting for share-based payment transactions. We believe Statement 123R and SAB 107 will not have a material impact on our financial position, results of operations or cash flows.
      In April 2005, the SEC announced that companies may implement Statement 123R at the beginning of their next fiscal year (instead of their next reporting period) beginning after June 15, 2005, or December 15, 2005 for small business issuers. This new rule does not affect our implementation date since our fiscal year end is July 1, 2005, and thus we still must comply with Statement 123R when our interim financial statements for the quarter ending September 30, 2005 are filed with the SEC. The SEC’s new rule does not change the accounting required by Statement 123R; it changes only the dates for compliance.
      In May 2005, the FASB issued FASB Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“Statement 154”), which replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Statement 154 applies to all voluntary changes in accounting principles, and applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Statement 154 requires retrospective application to prior period financial statements for a change in accounting principle. Previously, a change in accounting principle was recognized by including the change in the net income in the period of the change. Statement 154 is effective for fiscal years ending after December 15, 2005. We are currently reviewing Statement 154, and at the current time do not believe that Statement 154 will have a material impact on our financial position, results of operations or cash flows.

NOTE 4:	BUSINESS COMBINATIONS

Orkand
      On July 6, 2004, which was the first business day of our 2005 fiscal year, we acquired The Orkand Corporation (“Orkand”), a privately-held provider of technical services and information technology for U.S. Government agencies, including the Department of State, Department of Labor, Department of the Interior, Department of Health and Human Services, Department of Energy and the U.S. Postal Service. This acquisition has been accounted for under the purchase method of accounting and accordingly, the results of operations of Orkand have been included in the Consolidated Statement of Income and Cash Flows since the date of acquisition. The Orkand business is being operated within our Government Communications Systems

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
segment. The purchase price of $80.6 million, after giving effect to post-closing adjustments, is calculated as follows:

(In millions)
Cash consideration paid to former Orkand shareholders and option holders	$67.3
Acquisition costs	0.2
Assumed liabilities	13.5
Less cash acquired	(0.4)

$80.6

      The amount of consideration to the former shareholders and option holders of Orkand was paid out of our interest-bearing cash and cash equivalents. The Orkand acquisition resulted in goodwill of $49.7 million, none of which is deductible for tax purposes, and identifiable intangible assets of $9.2 million. The identifiable intangible assets include customer relationships of $8.3 million and non-competition agreements of $0.9 million and are being amortized on a straight-line basis over periods of 10 and 5 years. In addition to the goodwill and identifiable intangible assets noted above, the balance sheet as of the acquisition date also included $0.2 million of non-current deferred tax assets, $17.1 million of accounts and notes receivable, $8.5 million of accounts payables and accrued expenses and $0.6 million of other liabilities.

Encoda
      On November 3, 2004, we acquired Encoda Systems Holdings, Inc. (“Encoda”), a privately-held, global supplier of software solutions and services for the broadcast media industry, with television, radio, cable, satellite and advertising agency customers around the world. Encoda’s end-to-end workflow solutions include traffic and billing, program-scheduling systems, and automation and media asset management solutions that are complementary to our existing automation business. This acquisition has been accounted for under the purchase method of accounting and accordingly, the results of operations of Encoda have been included in the Consolidated Statement of Income and Cash Flows since the date of acquisition. Encoda is a wholly-owned subsidiary and is being operated within our Broadcast Communications segment. The purchase price of $411.6 million, after giving effect to post-closing adjustments, is calculated as follows:

(In millions)
Cash consideration paid to former Encoda shareholders and option holders	$198.9
Debt repaid at closing	156.2
Acquisition costs	6.0
Assumed liabilities	53.6
Less cash acquired	(3.1)

$411.6

      The amount of consideration to the former shareholders and option holders of Encoda and debt repaid at closing was paid out of our interest-bearing cash and cash equivalents. The preliminary purchase price allocation of the Encoda acquisition resulted in goodwill of $291.2 million, none of which is deductible for tax purposes; identifiable intangible assets of $91.0 million; and a $3.8 million write-off of in-process research and development. The identifiable intangible assets include developed technology of $42.5 million, backlog of $31.4 million, customer relationships of $9.7 million and trade names of $7.4 million and are being amortized on a straight-line basis over periods between 7 and 10 years. In fiscal 2005 we also recorded a $4.8 million impairment of capitalized software costs related to a software product that is sold by our Broadcast Communications segment and is being displaced by a product offered by Encoda. In addition to the goodwill and identifiable intangible assets noted above, the balance sheet as of the acquisition date also included $7.6 million of non-current deferred tax liabilities, $16.9 million of accounts and notes receivable, $30.7 million of accounts payables and accrued expenses, $21.1 million of advance payments and unearned income and $14.5 million of other assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2005	2004	2003

	(In millions, except per share
	amounts)
Revenue from product sales and services — as reported	$3,000.6	$2,518.6	$2,060.6
Revenue from product sales and services — pro forma	$3,049.2	$2,726.6	$2,249.4

Net income — as reported	$202.2	$132.8	$59.5
Net income — pro forma	$204.8	$140.2	$64.9

Net income per diluted common share — as reported	$1.46	$.97	$.45
Net income per diluted common share — pro forma	$1.48	$1.02	$.49
      The pro forma results are not necessarily indicative of our results of operations had we owned Orkand and Encoda for the entire periods presented.

NOTE 5:	RECEIVABLES
      Receivables are summarized below:

	2005	2004

	(In millions)
Accounts receivable	$421.2	$393.3
Unbilled cost from cost-plus contracts	70.3	62.8
Notes receivable due within one year — net	18.3	14.1

	509.8	470.2
Less allowances for collection losses	(15.8)	(12.7)

	$494.0	$457.5

NOTE 6:	INVENTORIES AND UNBILLED COSTS
      Inventories are summarized below:

	2005	2004

	(In millions)
Finished products	$48.2	$45.6
Work in process	24.6	22.2
Raw materials and supplies	157.5	153.1

	$230.3	$220.9

      Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $84.0 million at July 1, 2005 and $134.4 million at July 2, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7:	PLANT AND EQUIPMENT
      Plant and equipment are summarized below:

	2005	2004

	(In millions)
Land	$9.6	$9.6
Buildings	307.2	290.8
Machinery and equipment	640.8	596.2

	957.6	896.6
Less allowances for depreciation	(649.8)	(613.3)

	$307.8	$283.3

      Depreciation expense related to plant and equipment was $55.1 million, $51.4 million and $53.2 million in fiscal 2005, fiscal 2004, and fiscal 2003, respectively.

NOTE 8:	GOODWILL AND OTHER INTANGIBLE ASSETS
      Changes in the carrying amount of goodwill for the fiscal years ended July 1, 2005 and July 2, 2004, by business segment, are as follows:

	Government
	Communications	RF	Microwave	Broadcast
	Systems	Communications	Communications	Communications	Total

	(In millions)
Balance at June 27, 2003	$69.6	$6.0	$24.1	$114.6	$214.3
Other (including translation and true-ups of previously estimated purchase price allocations)	7.3	—	0.4	1.3	9.0

Balance at July 2, 2004	76.9	6.0	24.5	115.9	223.3
Goodwill acquired during the period	49.7	—	—	295.6	345.3
Other (including translation and true-ups of previously estimated purchase price allocations)	(0.3)	—	1.6	—	1.3

Balance at July 1, 2005	$126.3	$6.0	$26.1	$411.5	$569.9

      We have other identifiable intangible assets related primarily to technology acquired through acquisitions. The unamortized other identifiable intangible assets, included in “Identifiable intangible assets” on our Consolidated Balance Sheet, were $99.1 million at July 1, 2005 and $10.1 million at July 2, 2004. Accumulated amortization related to other identifiable intangibles was $16.8 million at July 1, 2005 and $7.3 million at July 2, 2004. Our other identifiable intangible assets are being amortized over their useful economic lives, which range from 5 years to 17 years. The weighted average useful life of our other identifiable intangible assets is 9.0 years. Amortization expense related to other identifiable intangible assets was $11.1 million in fiscal 2005, $2.1 million in fiscal 2004 and $1.7 million in fiscal 2003. The estimated amortization expense for the 5 fiscal years following fiscal 2005 is: $14.7 million in fiscal 2006, $14.5 million in fiscal 2007, $14.5 million in fiscal 2008, $14.4 million in fiscal 2009, $13.7 million in fiscal 2010 and $27.3 million thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9:	SELECTED INVESTMENTS
      We have equity investments in technology companies, which are accounted for using the cost method of accounting. These investments are included in the “Other assets” caption on our Consolidated Balance Sheet. These selected investments are summarized below:

	2005	2004

	(In millions)
Investments (ownership interest)
Terion, Inc. (19.6%)	$27.0	$21.7
AuthenTec, Inc. (17.7%)	12.3	16.1

	$39.3	$37.8

      Terion is a privately-held company that is a wireless data communication and information solution provider for mobile and remote business-to-business applications focusing on the transportation industry. It has sold units to customers such as J.B. Hunt Transport Services, Inc. and XTRA Lease, a division of XTRA Corporation. None of Terion’s revenue is generated from Harris or its affiliates. We have invested technology and cash in Terion since fiscal 1994 and we currently nominate one member of Terion’s five member board of directors. The maximum exposure to loss we have with our interest in Terion is $27.0 million.
      AuthenTec, Inc. (“AuthenTec”) is a privately-held company that provides advanced biometric fingerprint sensors to the PC, wireless, PDA, access control and automotive markets. AuthenTec has shipped over one million of its TruePrint® technology-based sensors to several customers in a multitude of countries worldwide. AuthenTec’s revenue generated from Harris or its affiliates has not been material. We have invested technology and cash in AuthenTec since 1998 and we currently nominate one member of AuthenTec’s board of directors. The maximum exposure to loss we have with our interest in AuthenTec is $12.3 million.
      In addition to the equity investments noted above we also have an equity investment in Teltronics, Inc. (“Teltronics”) Series C Preferred Stock, which is convertible into Teltronics’ common stock, and as of July 1, 2005 notes receivable from Teltronics of $4.0 million. In no case will this Series C Preferred Stock be exercisable for more than 19.9 percent of the total combined voting power of all classes of Teltronics’ capital stock that are entitled to vote. Teltronics is a publicly-held company that is traded on the Over-the-Counter Bulletin Board under the symbol “TELT.” Teltronics is a global provider of communications solutions with revenue of $46 million in calendar 2004. Teltronics’ revenue generated from Harris or its affiliates has not been material. In July 2005 we received $4.0 million in cash from Teltronics as a settlement of our notes receivable. We do not nominate any members of the Teltronics board of directors. We have no exposure to loss with our debt and equity interest in Teltronics.
NOTE 10: ACCRUED WARRANTIES
      Changes in our warranty liability, which is included as a component of “Other accrued items” on the Consolidated Balance Sheet, during fiscal 2005 and 2004 are as follows:

	2005	2004

	(In millions)
Balance as of the beginning of the year	$18.3	$18.2
Warranty provision for sales made during the year	16.1	13.7
Settlements made during the year	(14.7)	(13.0)
Other adjustments to the liability including those for translation during the year	(0.3)	(0.6)

Balance as of the end of the year	$19.4	$18.3

NOTE 11: CREDIT ARRANGEMENTS
      On March 31, 2005, we entered into a five-year senior unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of lenders. The Credit Agreement replaces our prior $300 million four-year senior unsecured revolving credit agreement, dated October 15, 2003. The Credit Agreement provides for the extension of credit to us in the form of revolving loans and letters of credit issuances at any time and from time to time during the term of the Credit Agreement, in an aggregate principal amount at any time outstanding not to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
exceed $500 million (we may request an increase not to exceed $250 million). The Credit Agreement may be used for working capital and other general corporate purposes and to support any commercial paper that we may issue. At our election, borrowings under the Credit Agreement will bear interest either at LIBOR plus an applicable margin or at the base rate. The base rate is a fluctuating rate equal to the higher of the Federal funds rate plus 0.50 percent or SunTrust Bank’s publicly announced prime lending rate. The Credit Agreement provides that the interest rate margin over LIBOR, initially set at 0.50 percent, will increase or decrease within certain limits based on changes in the ratings of our senior, unsecured long-term debt securities. We are also permitted to request borrowings with interest rates and terms that are to be set pursuant to competitive bid procedures or directly negotiated with a lender or lenders.
      The Credit Agreement contains certain covenants, including covenants limiting liens on our assets; limiting certain mergers, consolidations or sales of assets; limiting certain sale and leaseback transactions; limiting certain vendor financing investments; and limiting the use of proceeds for hostile acquisitions. The Credit Agreement also prohibits our consolidated ratio of total indebtedness to total capital from being greater than 0.60 to 1.00 and prohibits our consolidated ratio of adjusted EBITDA to net interest expense from being less than 3.00 to 1.00 for any four-quarter period. The Credit Agreement contains certain events of default, including payment defaults; failure to perform or observe terms and covenants; material inaccuracy of representations or warranties; default under other indebtedness with a principal amount in excess of $50 million; the occurrence of one or more judgments or orders for the payment of money in excess of $50 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $50 million; failure to pay debts as they come due, or our bankruptcy; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings, together with accrued interest and fees, to be immediately due and payable. All amounts borrowed or outstanding under the Credit Agreement are due and mature on March 31, 2010, unless the commitments are terminated earlier either at our request or if certain events of default occur. At July 1, 2005, no borrowings were outstanding under the Credit Agreement.
      We have a universal shelf registration statement related to the potential future issuance of up to $500 million of securities, including debt securities, preferred stock, common stock, fractional interests in preferred stock represented by depository shares and warrants to purchase debt securities, preferred stock or common stock.
      We have uncommitted short-term lines of credit aggregating $15.9 million from various international banks, all of which was available on July 1, 2005. These lines provide for borrowings at various interest rates, typically may be terminated upon notice, may be used on such terms as mutually agreed to by the banks and us and are reviewed annually for renewal or modification. We have a short-term commercial paper program in place, which we may utilize to satisfy short-term cash requirements. There were no borrowings under the commercial paper program at July 1, 2005. These lines do not require compensating balances.
NOTE 12: SHORT-TERM DEBT
      Short-term debt of $4.2 million at July 1, 2005 and $9.4 million at July 2, 2004 consists solely of notes payable to banks in both years. Bank notes with Brazilian banks had been repaid as of July 1, 2005, but were $4.8 million at July 2, 2004 with a weighted-average interest rate of 17.1 percent. The weighted-average interest rate for bank notes other than those with Brazilian banks was 8.5 percent at July 1, 2005 and 4.0 percent at July 2, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 13: LONG-TERM DEBT
      Long-term debt includes the following:

	2005	2004

	(In millions)
3.5% convertible debentures, due fiscal 2023	$150.0	$150.0
6.35% debentures, due fiscal 2028	150.0	150.0
7% debentures, due fiscal 2026	100.0	100.0
6.65% debentures, due fiscal 2007	1.4	1.4
Other	—	0.5

	$401.4	$401.9

      The potential maturities of long-term debt, including the current portion, for the five years following fiscal 2005 are: none in fiscal 2006; $1.4 million in fiscal 2007; $300.0 million in fiscal 2008; none in fiscal 2009; none in fiscal 2010; and $100.0 million thereafter. These potential maturities take into consideration the possibility that the debt holders will exercise put options for our 3.5% Convertible Debentures and 6.35% debentures in August 2007 and February 2008, respectively. All of our outstanding long-term debt is unsubordinated, unsecured with equal ranking.
      On August 26, 2002, we completed the private placement of $150 million of our 3.5% Convertible Debentures due 2022. The debentures are unsecured obligations convertible, in certain instances, into shares of our common stock at a conversion price of $22.625 per share, subject to adjustment. The debentures were issued at 100 percent of the principal amount, less a discount of 2.5 percent to the initial purchasers. We may redeem the debentures commencing August 2007 at 100 percent of the principal amount plus accrued interest in cash. Holders may require us to repurchase the debentures, in whole or in part, on specified dates in 2007, 2012 and 2017 or upon the occurrence of certain other events at 100 percent of the principal amount plus accrued interest. The debentures bear interest at an annual rate of 3.5 percent. The interest rate will be reset in August 2007, 2012 and 2017, but in no event will it be reset below 3.5 percent or above 5.5 percent per annum. We incurred $4.8 million in debt issuance costs related to the issuance of the convertible debentures, which costs are being amortized on a straight-line basis over a five-year period and reflected as a portion of interest expense in the Consolidated Statement of Income.
NOTE 14: PREFERRED STOCK PURCHASE RIGHTS
      On December 6, 1996, we declared a dividend of one preferred share purchase right for each outstanding share of common stock. These rights, which expire on December 6, 2006, are evidenced by common stock share certificates or book-entry account statements, trade with the common stock until they become exercisable, and entitle the holder to purchase one two-hundredth of a share of Participating Preferred Stock for $62.50, subject to adjustment. The rights are not exercisable until the earlier of 10 business days (or such later date fixed by our Board of Directors) after a party commences a tender or exchange offer to acquire a beneficial interest of at least 15 percent of our outstanding common stock, or the first date of public announcement by us that a person has acquired a beneficial interest of at least 15 percent of our outstanding common stock, or such later date fixed by our Board of Directors.
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
      Under certain circumstances after the rights become exercisable, the Board of Directors may elect to exchange all of the then outstanding rights for shares of common stock at an exchange ratio of one share of common stock per right, subject to adjustment. The rights have no voting privileges and may be redeemed by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Board of Directors at a price of $0.01 per right at any time prior to the acquisition of a beneficial interest of 15 percent of the outstanding common stock.
NOTE 15: STOCK OPTIONS AND AWARDS
      The following information relates to stock options and incentive stock awards. Option prices are 100 percent of market value on the date the options are granted. Options may be exercised for a period set at the time of grant, which ranges from 7 to 10 years after the date of grant and become exercisable in installments.
      In accordance with APB Opinion No. 25, we use the intrinsic-value method of accounting for stock option awards granted to employees and, accordingly, do not recognize compensation expense for our stock option awards to employees in the Consolidated Statement of Income.

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Stock options outstanding at the beginning of the year	7,494,628	$16.21	8,569,724	$15.00	7,407,322	$14.51
Stock options forfeited	(135,244)	$19.47	(271,652)	$17.02	(308,664)	$14.86
Stock options expired	—	—	(1,154)	$17.13	(31,860)	$23.36
Stock options granted	2,049,438	$26.19	2,192,240	$18.23	1,765,352	$16.49
Stock options exercised	(2,628,734)	$16.14	(2,994,530)	$14.15	(262,426)	$10.22

Stock options outstanding at the end of the year	6,780,088	$19.18	7,494,628	$16.21	8,569,724	$15.00

Stock options exercisable at the end of the year	4,827,534	$18.69	4,378,916	$15.41	5,362,652	$14.87
      Price ranges of outstanding and exercisable options at July 1, 2005 are summarized below:

	Outstanding Options			Exercisable Options

	Number of	Average Remaining	Weighted Average	Number of	Weighted Average
Range of Exercise Prices	Options	Life (Years)	Exercise Price	Options	Exercise Price

$ 1.32	8,564	4.25	$1.32	8,564	$1.32
$10.97 — $16.61	2,443,298	5.83	$14.66	2,046,048	$14.39
$16.70 — $23.92	2,183,198	6.72	$17.57	1,425,742	$17.68
$24.00 — $34.70	2,145,028	6.06	$26.03	1,347,180	$26.41
      We have stock incentive plans for directors and employees. Awards under these plans may include the grant of performance shares, restricted stock, stock options, stock appreciation rights or other stock-based awards. Restricted shares outstanding under our stock incentive plans were 261,666 at July 1, 2005, 223,332 at July 2, 2004 and 250,000 at June 27, 2003. Performance shares outstanding under our stock incentive plan were 505,110 at July 1, 2005, 400,000 at July 2, 2004, and 339,666 at June 27, 2003. Shares of common stock reserved for future awards under the stock incentive plans were 11,153,594 at July 1, 2005, 13,188,374 at July 2, 2004, and 15,227,232 at June 27, 2003.
      Total compensation expense recognized from restricted and performance shares during fiscal 2005, fiscal 2004 and fiscal 2003 was $9.0 million, $5.6 million and $2.5 million, respectively. The value of restricted stock, equal to the intrinsic value at the time of grant, is amortized as compensation expense over the vesting period. The value of performance shares, equal to the most probable estimate of the intrinsic value at the time of distribution, is amortized as compensation expense over the vesting period.
      Under our domestic retirement plans, most employees may select an option to invest in Harris’ common stock at 70 percent of current market value limited to the lesser of (a) one percent of their compensation and (b) 20 percent of a participant’s total contribution to the plan, which is matched by us. The discount from fair market value on common stock purchased by employees under the domestic retirement plans are charged to compensation expense in the period of the related purchase.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 16: NET INCOME PER SHARE
      The computations of diluted net income per share are as follows:

	2005	2004	2003

	(In millions, except per share
	amounts)
Net income	$202.2	$132.8	$59.5
Impact of convertible debentures	3.6	3.6	3.0

Net income used in diluted share calculation(A)	$205.8	$136.4	$62.5

Basic weighted average shares outstanding	132.7	132.4	132.5
Impact of dilutive stock options	2.0	1.3	0.4
Impact of convertible debentures	6.6	6.6	5.1

Diluted weighted average shares outstanding(B)	141.3	140.3	138.0

Net income per diluted share(A)/(B)	$1.46	$.97	$.45
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
      After giving effect to the adjustment in connection with our recent stock split, a holder will receive 44.2404 shares of our common stock for each $1,000 of debentures surrendered for conversion. This represents a conversion price of $22.625 per share of our common stock based on the issue price of the debentures. The conversion rate may be adjusted for certain reasons. Based upon satisfaction of the market price trigger as of the end of the calendar quarter ended June 30, 2005, these debentures are convertible into shares of our common stock during the calendar quarter ended September 30, 2005.
NOTE 17: RESEARCH AND DEVELOPMENT
      Company-sponsored research and product development costs are expensed as incurred. These costs were $137.3 million in fiscal 2005, $111.3 million in fiscal 2004 and $99.8 million in fiscal 2003.
      Customer-sponsored research and development costs are incurred pursuant to contractual arrangements and are accounted for principally by the percentage-of-completion method. Customer-sponsored research and development costs incurred under U.S. Government-sponsored contracts require us to provide a product or service meeting certain defined performance or other specifications (such as designs). Customer-sponsored research and development was $733.0 million in fiscal 2005, $729.9 million in fiscal 2004 and $499.9 million in fiscal 2003. Customer-sponsored research and development is included in our revenue and cost of product sales and services.
NOTE 18: INTEREST EXPENSE
      Total interest expense was $24.0 million in fiscal 2005, $24.5 million in fiscal 2004 and $24.9 million in fiscal 2003. Interest attributable to funds used to finance major long-term projects can be capitalized as an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
additional cost of the related asset. No interest was capitalized in fiscal 2005, fiscal 2004 or fiscal 2003. Interest paid was $23.2 million in fiscal 2005, $23.6 million in fiscal 2004 and $23.7 million in fiscal 2003.
NOTE 19: LEASE COMMITMENTS
      Total rental expense amounted to $27.0 million in fiscal 2005, $20.7 million in fiscal 2004, and $20.4 million in fiscal 2003. Future minimum rental commitments under leases with an initial lease term in excess of one year, primarily for land and buildings, amounted to approximately $103.4 million at July 1, 2005. These commitments for the years following fiscal 2005 are: fiscal 2006 — $24.0 million; fiscal 2007 — $20.6 million; fiscal 2008 — $16.6 million; fiscal 2009 — $14.4 million; fiscal 2010 — $9.1 million; and $18.7 million thereafter.
NOTE 20: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY
      We use foreign exchange contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers and intercompany loans. We believe the use of foreign currency financial instruments should reduce the risks that arise from doing business in international markets. At July 1, 2005, we had open foreign exchange contracts with a notional amount of $73.3 million, of which $48.6 million were classified as cash flow hedges and $24.7 million were classified as fair value hedges. This compares to total foreign exchange contracts with a notional amount of $93.9 million as of July 2, 2004, of which $30.0 million were classified as cash flow hedges and $63.9 million were classified as fair value hedges. At July 1, 2005, contract expiration dates range from less than one month to 17 months with a weighted average contract life of 6 months.
      More specifically, the foreign exchange contracts classified as cash flow hedges are primarily being used to hedge currency exposures from cash flows anticipated from the Bowman program in our RF Communications segment, operating expenses in our Microwave Communications segment’s Canadian operations and payments to a vendor in the U.K. that is supporting one of our government contracts in our Government Communications Systems segment. The Bowman contract is for our tactical radio products and was awarded in the second quarter of fiscal 2002. Under the contract, the customer pays in Pounds Sterling. We have hedged the forecasted cash flows related to payments made to our U.S. operations to maintain our anticipated profit margins. We also have hedged U.S. dollar payments to suppliers to maintain our anticipated profit margins in our U.K. operations. As of July 1, 2005, we estimated that a pre-tax loss of $0.7 million would be reclassified into earnings from comprehensive income within the next month related to the cash flow hedges for the Bowman program. As of July 1, 2005, we estimated that pre-tax income of $0.3 million would be reclassified into earnings from comprehensive income within the next 12 months related to the cash flow hedges for the operating expenses of our Microwave Communications segment’s Canadian operations. As of July 1, 2005, we estimated that a pre-tax loss of $0.4 million would be reclassified into earnings from comprehensive income within the next 17 months related to the cash flow hedges for payments to a vendor in the U.K. that is supporting one of our government contracts in our Government Communications Systems segment. No pretax income or loss would be reclassified into earnings from comprehensive income over the next 15 months from the other transactions we are hedging as of July 1, 2005.
      The net gain included in our earnings in fiscal 2005, 2004 and 2003 representing the amount of fair value and cash flow hedges’ ineffectiveness was not material. No amounts were recognized in our earnings in fiscal 2005, 2004 and 2003 related to the component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. In addition, no amounts were recognized in our earnings in fiscal 2005, 2004 and 2003 related to hedged firm commitments that no longer qualify as fair value hedges. All of these derivatives were recorded at their fair value on the balance sheet in accordance with Statement 133.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 21: NON-OPERATING INCOME (LOSS)
      The components of non-operating income (loss) are as follows:

	2005	2004	2003

	(In millions)
Gain (loss) from the sale of securities available for sale	$(3.7)	$2.3	$21.9
Write-downs of investments for other than temporary decreases in market value	(8.6)	(1.9)	(9.1)
Gain on the sale of LiveTV, LLC	—	—	18.8
Write-down of interest in Teltronics, Inc.	(1.0)	(5.0)	—
Royalty income (expense)	7.0	(5.5)	(2.8)
Equity loss	—	(0.3)	—
Expenses associated with selected investments and other items	—	(0.6)	(5.1)

	$(6.3)	$(11.0)	$23.7

NOTE 22: INCOME TAXES
      The provisions for income taxes are summarized as follows:

	2005	2004	2003

	(In millions)
Current:
United States	$65.7	$52.4	$27.3
International	2.1	5.0	0.5
State and local	(0.8)	2.3	2.6

	67.0	59.7	30.4

Deferred:
United States	21.4	(1.3)	10.9
International	2.2	(3.0)	(4.5)
State and local	5.6	(1.1)	1.1

	29.2	(5.4)	7.5

	$96.2	$54.3	$37.9

      The components of deferred income tax assets (liabilities) are as follows:

	2005		2004

	Current	Non-Current	Current	Non-Current

	(In millions)
Inventory valuations	$22.5	$—	$21.1	$—
Accruals	69.6	(0.1)	82.0	(8.1)
Depreciation	—	(24.0)	—	(22.1)
Domestic tax loss and credit carryforwards	—	36.1	—	23.3
International tax loss and credit carryforwards	—	34.6	—	22.7
International research and development expense deferrals	—	17.7	—	19.4
Acquired intangibles	—	(38.9)	—	—
All other — net	4.3	(4.8)	11.4	0.3

	96.4	20.6	114.5	35.5
Valuation allowance	(0.4)	(47.3)	(0.4)	(38.3)

	$96.0	$(26.7)	$114.1	$(2.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of the statutory United States income tax rate to the effective income tax rate follows:

	2005	2004	2003

Statutory U.S. income tax rate	35.0%	35.0%	35.0%
State taxes	1.1	(1.8)	1.8
International income	(0.1)	3.3	1.2
Tax benefits related to export sales	(2.5)	(4.0)	(2.5)
Settlement of tax audits	(1.2)	(1.9)	—
Research and development tax credit	(0.6)	(0.6)	(1.6)
Purchased in-process research and development	0.4	—	—
Other items	0.1	0.2	1.1

Effective income tax rate	32.2%	30.2%	35.0%

      United States income taxes have not been provided on $407.2 million of undistributed earnings of international subsidiaries because of our intention to reinvest these earnings. The determination of unrecognized deferred U.S. tax liability for the undistributed earnings of international subsidiaries is not practicable. Tax loss and credit carryforwards as of July 1, 2005 have expiration dates ranging between one year and no expiration in certain instances. The amount of domestic, international and state and local tax loss carryforwards as of July 1, 2005 was $75.6 million, $75.2 million and $63.0 million, respectively. The provision for income taxes includes benefits attributable to the utilization of certain state net operating loss carryforwards of $5.1 million in fiscal 2005 and $3.7 million in fiscal 2004. Pre-tax income (loss) of international subsidiaries was $17.9 million in fiscal 2005, $49.6 million in fiscal 2004 and $(23.9) million in fiscal 2003. Income taxes paid were $43.6 million in fiscal 2005, $52.7 million in fiscal 2004 and $23.0 million in fiscal 2003. The valuation allowance increased $9.0 million from $38.7 million in fiscal 2004 to $47.7 million in fiscal 2005. The valuation allowance has been established for financial reporting purposes, to offset certain domestic and foreign deferred tax assets due to uncertainty regarding our ability to realize them in the future.
      In October 2004, the American Jobs Creation Act of 2004 was signed into law. The Act includes a one year reduced tax rate on repatriation of foreign earnings. The range of potential repatriation is from none to the full $407.2 million mentioned above. We have not completed our evaluation of the tax effect of any repatriation under the Act. We expect to complete our evaluation of the effect of the Act on our earnings during fiscal 2006.
NOTE 23: BUSINESS SEGMENTS
      We are structured primarily around the markets we serve and operate in four business segments — Government Communications Systems, RF Communications, Microwave Communications and Broadcast Communications. We changed our segment reporting structure effective May 28, 2004, in conjunction with the sale of our TTS product line. The TTS product line was formerly part of the Network Support segment, which was eliminated as a separate reportable segment as a result of the sale. Our Government Communications Systems segment engages in advanced research and develops, designs, produces and services advanced communication and information processing systems, primarily to the U.S. Department of Defense and various other agencies of the U.S. Government. Our RF Communications segment performs advanced research and develops, designs, manufactures, sells and services secure tactical radio products, primarily to the U.S. Department of Defense and various international defense agencies. Our Microwave Communications segment designs, manufactures, sells and services microwave radio products; develops, designs, produces, sells and services network management systems, primarily to cellular network providers and private network users. Our Broadcast Communications segment designs, manufactures, sells and services television and radio transmission products; develops, designs, produces, sells and services software solutions for the broadcast media industry related to automation, asset management control and workflow; and designs, manufactures, sells and services broadcast networking systems and products, primarily to radio and television broadcasters as well as governmental agencies.
      Our products and systems are produced principally in the United States with international revenue derived primarily from exports. No revenue earned from any individual foreign country exceeded 4 percent of our total revenue during fiscal 2005, fiscal 2004 or fiscal 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The accounting policies of the operating segments are as described in Note 1: Significant Accounting Policies. We evaluate each segment’s performance based on its “operating income or loss,” which we define as profit or loss from operations before income taxes excluding interest income and expense, equity income, and gains or losses from securities and other investments. In fiscal 2003, intersegment sales were transferred at prices comparable to those provided to unaffiliated customers. In fiscal 2005 and fiscal 2004, intersegment sales were transferred at cost to the buying segment and the sourcing segment recognized a normal profit that was eliminated. This change in the intersegment policy resulted in an elimination of intercompany profit, which was $16.5 million in fiscal 2005 and $7.3 million in fiscal 2004. The “Corporate eliminations” line item in the charts below represents the elimination of intersegment sales and their related profits. “Headquarters expense” represents the portion of corporate expenses not allocated to the business segments or discontinued operations.
      Sales made to the U.S. Government by all segments (primarily our Government Communications Systems segment and our RF Communications segment) as a percentage of total revenue were 65.7 percent in fiscal 2005, 65.5 percent in fiscal 2004 and 62.4 percent in fiscal 2003.
      Selected information by business segment and geographical area is summarized below:

	2005	2004	2003

	(In millions)
Total Assets
Government Communications Systems	$626.5	$516.9	$488.2
RF Communications	197.5	190.3	173.3
Microwave Communications	353.8	338.9	419.2
Broadcast Communications	729.2	360.4	339.7
Headquarters	550.4	819.3	654.9

	$2,457.4	$2,225.8	$2,075.3

Capital Expenditures
Government Communications Systems	$41.5	$44.0	$46.6
RF Communications	12.6	8.1	14.7
Microwave Communications	8.9	5.6	3.6
Broadcast Communications	4.0	3.3	4.0
Headquarters	8.0	5.4	4.1

	$75.0	$66.4	$73.0

Depreciation and Amortization
Government Communications Systems	$33.5	$26.8	$24.2
RF Communications	5.7	4.9	4.3
Microwave Communications	8.3	8.2	9.6
Broadcast Communications	17.0	4.8	5.8
Headquarters	6.9	10.4	12.5

	$71.4	$55.1	$56.4

Geographical Information
U.S. operations:
Revenue	$2,768.2	$2,319.7	$1,860.5
Long-lived assets	$1,031.9	$582.1	$631.9
International operations:
Revenue	$232.4	$198.9	$200.1
Long-lived assets	$107.9	$106.0	$105.8
      Headquarters assets consist primarily of cash, marketable securities, buildings, equipment, net assets of discontinued operations and selected investments. Depreciation and amortization includes identifiable intangible

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assets and debt issuance costs amortization of $16.3 million, $3.7 million and $3.2 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.
      Export revenue was $326.6 million in fiscal 2005, $308.6 million in fiscal 2004 and $222.7 million in fiscal 2003. Export revenue and revenue from international operations was principally from Europe, Africa, the Middle East and Asia.
      Revenue and income from continuing operations before income taxes by segment follows:
Revenue

	2005	2004	2003

	(In millions)
Government Communications Systems	$1,805.2	$1,506.1	$1,137.4
RF Communications	537.1	430.4	325.7
Microwave Communications	320.2	329.8	297.5
Broadcast Communications	384.1	287.2	315.2
Corporate eliminations	(46.0)	(34.9)	(15.2)

	$3,000.6	$2,518.6	$2,060.6

Income From Continuing Operations Before Income Taxes

	2005(2)	2004(3)	2003(4)

	(In millions)
Segment Operating Income (Loss):
Government Communications Systems	$203.4	$153.4	$104.9
RF Communications	166.5	118.9	84.3
Microwave Communications	7.7	(12.1)	(24.3)
Broadcast Communications	18.1	8.1	8.0
Headquarters expense	(58.0)	(51.7)	(69.6)
Corporate eliminations	(16.5)	(7.3)	—
Non-operating income (loss)(1)	(6.3)	(11.0)	23.7
Net interest	(16.5)	(18.3)	(18.8)

	$298.4	$180.0	$108.2

(1)	“Non-operating income (loss)” includes equity income (loss), royalties and related intellectual property expenses, gains and losses from the sale of securities available-for-sale, write-downs of investments and expenses associated with our selected investments and other items. Additional information regarding non-operating income (loss) is set forth in Note 21: Non-Operating Income (Loss).

(2)	Fiscal 2005 Broadcast Communications segment’s operating income includes $8.6 million of charges related to a write-off of in-process research and development and impairment losses on capitalized software development costs associated with our acquisition of Encoda. Non-operating income (loss) includes a $9.6 million write-down of our passive investments due to other-than-temporary impairments and an $8.5 million gain from our execution of a patent cross-licensing agreement.

(3)	Fiscal 2004 Microwave Communications segment’s operating loss includes $7.3 million of expenses related to cost-reduction measures. Broadcast Communications segment’s operating loss includes $4.4 million of expenses related to cost-reduction actions and a $4.4 million gain related to the reversal of a previously established reserve for the consolidation of this segment’s European operations. Non-operating income (loss) includes a $5.0 million write-down of our interest in Teltronics, Inc. and an $8.5 million loss and a $6.4 million gain in two unrelated patent infringement cases.

(4)	Fiscal 2003 Microwave Communications segment’s operating loss includes an $8.6 million write-down of inventory related to the exit from unprofitable products and the shut-down of its Brazilian manufacturing plant, as well as $8.3 million of expenses related to cost-reduction measures. Broadcast Communications segment’s operating income and corporate headquarters expense includes $4.4 million and $4.0 million, respectively, of expenses related to cost-reduction measures. Headquarters expense also includes a $12.4 million charge related to our disposal of assets remaining from our telecom switch business. Non-operating (loss) income includes an $18.8 million gain on the sale of our minority interest in our LiveTV, LLC joint venture.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 24: LEGAL PROCEEDINGS
      From time to time, as a normal incident of the nature and kind of businesses in which we are engaged, various claims or charges are asserted and litigation commenced against us arising from or related to: product liability; personal injury; patents, trademarks or trade secrets; labor and employee disputes; commercial or contractual disputes; the sale or use of products containing asbestos; breach of warranty; or environmental matters. Claimed amounts may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We have recorded accruals for losses related to those matters that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs are generally expensed when incurred. While it is not feasible to predict the outcome of these matters with certainty, and some lawsuits, claims or proceedings may be disposed or decided unfavorably to us, based upon available information, in the opinion of management, settlements and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at July 1, 2005 are reserved for, covered by insurance or would not have a material adverse effect on our financial position, results of operations or cash flows.
      On August 17, 1998, we filed a patent infringement claim against Ericsson, Inc. (“Ericsson”) in the U.S. Federal District Court for the Eastern District of Virginia and on November 5, 1998, the Court transferred the case to the Northern District of Texas (“District Court”). On October 29, 2002, a jury rendered a verdict in our favor against Ericsson and its parent company. The jury awarded us approximately $61 million in compensatory damages and found that Ericsson’s conduct was “willful.” Following the rendering of such verdict, we filed a motion to enhance the damages based upon the finding of willfulness, and Ericsson filed motions: (i) to decrease the damage award, (ii) to order a new trial, and (iii) for non-infringement and invalidity of the relevant patent notwithstanding the jury’s verdict. On July 17, 2003, the District Court issued a ruling on these motions denying Ericsson’s motions for non-infringement and invalidity of the patent, but ruled that unless we agreed to a lowered damage award of $43 million in compensatory damages, it was granting Ericsson’s motion for a new trial on the issue of damages. We agreed to the lowered damages and thus, a judgment was entered for us in the amount of $43 million plus $1 million for enhanced damages and $1 million for attorneys’ fees, as well as pre-judgment interest. During the second quarter of fiscal 2004, Ericsson appealed the judgment of the District Court to the United States Court of Appeals for the Federal Circuit (“CAFC”). We filed a cross appeal seeking to increase the amount of enhanced damages. The briefing for the appeal was completed in the second quarter of fiscal 2004 and oral arguments were held during the second quarter of fiscal 2005. On August 5, 2005, the CAFC issued an opinion vacating the jury’s finding of infringement on one of the four patent claims; vacating the District Court’s denial of post-trial briefs by Ericsson; and remanding the case to the District Court for further proceedings. A dissenting opinion was also published. On August 19, 2005, we filed a petition for reconsideration and, in the alternative, a petition for rehearing by the CAFC. We anticipate a decision on these petitions during the first quarter of fiscal 2006.
      On July 29, 2002, we received a demand letter from Bourdex Telecommunications Limited (“Bourdex”), a Nigerian-based customer for a product of our former analog base station business and related services, alleging (i) breach of contract, and (ii) deceit based upon misrepresentation. In accordance with the contract, we submitted an arbitration request pursuant to the International Chamber of Commerce’s Procedural Rules asking for a determination that we fully complied with the contract and that we owed no further duty to Bourdex. In January 2003, Bourdex restated its demand at $22.3 million. The arbitration hearing took place beginning in March 2004 and concluded in July 2004. Based on that hearing, the parties received a decision from the arbitration panel in January 2005 indicating that we breached a duty to Bourdex, based on a special relationship that developed between the parties. According to the decision, other issues still need to be considered, subject to further pleadings on the topic of appropriate remedies, if any. After the January 2005 decision, Bourdex continued to revise its demands. The current demand is for approximately $35 million. A hearing on the issue of remedies and damages is scheduled to be held during the first quarter of fiscal 2006. We intend to continue the vigorous defense of this claim and consider appropriate appellate relief. We believe that the potential losses related to this case range from no liability to the amount of Bourdex’s demand and accordingly we have not accrued any liability for this item as of July 1, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SUBSEQUENT EVENTS (UNAUDITED)
      In August 2005, we began to implement a series of cost-reduction actions to address international market weakness in our Broadcast Communications segment. As part of these actions our European-standard transmitter production will be moved from our Huntingdon, U.K. facility to our Quincy, Illinois facility. Also, radio console assembly and related products will be moved from the Mason, Ohio facility to an outside supplier. Additional synergies from the Encoda acquisition have also been identified allowing for further staff reductions. In total, these actions could result in the elimination of 150 to 200 positions. Facility closure, relocation expenses, severance costs and other charges associated with these actions could total approximately $27 million.
      On August 31, 2005, we announced that we entered into a definitive agreement to acquire all of the shares of Leitch Technology Corporation (“Leitch”), a provider of high-performance video systems for the television broadcast industry, including routers and distribution equipment, signal processing, signal management and monitoring, servers and storage area networks, branding software and post-production editing systems. Total price consideration, net of cash on hand, will be approximately $450 million excluding acquisition costs. The acquisition is to be completed by way of a statutory plan of arrangement and is subject to approval by Leitch shareholders, customary regulatory and court approvals, and other closing conditions. Following the consummation of the transaction, Leitch will be a wholly-owned subsidiary of Harris. The transaction is expected to close during the second quarter of our 2006 fiscal year. The amount of consideration to the former shareholders and option holders of Leitch will be paid out of interest-bearing cash and cash equivalents as well as borrowings under our available credit arrangements. Leitch reported revenue of approximately $183 million for its fiscal year ended April 30, 2005. We expect that Leitch will be operated within our Broadcast Communications segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
QUARTERLY FINANCIAL DATA (UNAUDITED)
      Selected quarterly financial data is summarized below.

	Quarter Ended
					Total
	10-1-04(1)	12-31-04(2)	4-1-05	7-1-05(3)	Year

	(In millions, except per share amounts)
Fiscal 2005
Revenue	$669.4	$737.2	$772.1	$821.9	$3,000.6
Gross profit	165.3	197.0	224.7	236.8	823.8
Income before income taxes	58.9	64.9	83.2	91.4	298.4
Net income	40.1	45.1	55.8	61.2	202.2
Per share data:
Basic net income per share	.30	.34	.42	.46	1.52
Diluted net income per share	.29	.33	.40	.44	1.46
Cash dividends	.06	.06	.06	.06	.24
Stock prices — High	28.07	34.57	35.00	33.52
Low	21.60	27.99	26.94	27.25

	Quarter Ended
					Total
	9-26-03	1-2-04(4)	4-2-04	7-2-04(5)	Year

	(In millions, except per share amounts)
Fiscal 2004
Revenue	$547.9	$593.9	$654.0	$722.8	$2,518.6
Gross profit	134.2	153.5	161.3	181.3	630.3
Income from continuing operations before income taxes	37.6	41.7	52.0	48.7	180.0
Income from continuing operations	25.5	31.7	35.4	33.1	125.7
Discontinued operations net of income taxes	0.5	1.4	0.1	5.1	7.1
Net income	26.0	33.1	35.5	38.2	132.8
Per share data:
Basic
Income from continuing operations	.19	.24	.27	.25	.95
Discontinued operations	—	.01	—	.04	.05
Net income	.19	.25	.27	.29	1.00
Diluted
Income from continuing operations	.19	.23	.26	.24	.92
Discontinued operations	—	.01	—	.04	.05
Net income	.19	.24	.26	.28	.97
Cash dividends	.05	.05	.05	.05	.20
Stock prices — High	18.28	19.74	25.47	25.60
Low	14.35	17.03	18.95	21.19

(1)	Income before income taxes includes a $1.1 million ($0.7 million after-tax) write-down of our passive investments due to other-than-temporary impairments.

(2)	Income before income taxes includes an $8.6 million ($7.0 million after-tax) charge related to write-off of in-process research and development and impairment losses on capitalized software development costs associated with our acquisition of Encoda. Net income includes a $3.5 million income tax benefit from the settlement of a domestic tax audit.

(3)	Income before income taxes includes an $8.5 million ($5.7 million after-tax) write-down of our passive investment due to other-than-temporary impairments and an $8.5 million ($5.7 million after-tax) gain related to our execution of a patent cross-licensing agreement.

(4)	Income from continuing operations before income taxes includes a $5.0 million ($3.4 million after-tax) write-down of our interest in Teltronics, Inc., an $8.5 million ($5.8 million after-tax) loss and a $6.4 million ($4.4 million after-tax) gain in two unrelated patent infringement cases and a $3.3 million income tax benefit from the settlement of a foreign tax audit.

(5)	Income from continuing operations before income taxes includes an $11.7 million ($8.1 million after-tax) charge related to cost-reduction actions taken in our Microwave Communications and Broadcast Communications segments and a $4.4 million ($3.0 million after-tax) gain related to the reversal of a previously established reserve for the consolidation of our Broadcast Communications segment’s European operations.
     Results have been restated on a continuing operations basis. Discontinued operations are discussed in Note 2: Discontinued Operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
      Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
      (a) Evaluation of disclosure controls and procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our controls and procedures with respect to those entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries. As required by Rule 13a-15 under the Exchange Act, as of the end of fiscal 2005 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. During fiscal 2005, we devoted significant effort to comply with the rules on internal control over financial reporting issued pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. This effort expanded upon our long-standing practice of acknowledging management’s responsibility for the establishment and effective operation of internal control through performing self-assessment and monitoring procedures. Based upon this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of fiscal 2005 our disclosure controls and procedures were effective.
      (b) Changes in internal control: During fiscal 2005 we reviewed our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of acquired business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties, and adding additional monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that occurred during the quarter ended July 1, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
      (c) Evaluation of Internal Control over Financial Reporting. “Management’s Report on Internal Control Over Financial Reporting” is included within Item 8 of this Annual Report on Form 10-K. In addition, both our management’s assessment and the effectiveness of our internal control over financial reporting were audited by Ernst & Young LLP, our independent auditors. Their unqualified report is included within Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION.
      Information in response to this Item has been previously disclosed in the Company’s Current Reports on Form 8-K filed with the SEC during the fourth fiscal quarter of fiscal 2005.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
      (a) Identification of Directors: The information required by this Item, with respect to our directors, is incorporated herein by reference to the discussion under the headings Proposal 1: Election of Directors — Term Expiring In 2008 and Current Directors Not Up For Election in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 28, 2005, which proxy statement is expected to be filed within 120 days after the end of our 2005 fiscal year.
      (b) Identification of Executive Officers: Certain information regarding our executive officers is included in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant” in accordance with General Instruction G(3) of Form 10-K.
      (c) Audit Committee Information; Financial Expert: The information required by this Item with respect to the Audit Committee of our Board of Directors and Audit Committee financial experts is incorporated herein by reference to the discussion under the heading Additional Information Concerning Our Board of Directors in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held October 28, 2005, which proxy statement is expected to be filed within 120 days after the end of our 2005 fiscal year.
      (d) Section 16 Beneficial Ownership Reporting Compliance: The information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the discussion under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 28, 2005, which proxy statement is expected to be filed within 120 days after the end of our 2005 fiscal year.
      (e) Code of Ethics: The information required by this Item with respect to codes of ethics is incorporated herein by reference to the discussion under the heading Standards of Business Conduct in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 28, 2005, which proxy statement is expected to be filed within 120 days after the end of our 2005 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.
      The information required by this Item, with respect to compensation of our directors and executive officers, is incorporated herein by reference to our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 28, 2005, which proxy statement is expected to be filed within 120 days after the end of our 2005 fiscal year. The information specified in Item 402(k) and (l) of Regulation S-K and set forth in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 28, 2005, is not incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
      The information required by this Item, with respect to common stock that may be issued upon the exercise of options, warrants and rights under all our equity compensation plans, is incorporated herein by reference to the discussion under the heading Equity Compensation Plan Information in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 28, 2005, which proxy statement is expected to be filed within 120 days after the end of our 2005 fiscal year.
      The other information required by this Item, with respect to security ownership of certain of our beneficial owners and management, is incorporated herein by reference to the discussion under the headings Our Largest Shareholders and Shares Held By Our Directors and Executive Officers in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 28, 2005, which proxy statement is expected to be filed within 120 days after the end of our 2005 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
      The information required by this Item is incorporated herein by reference to the discussion under the heading Certain Relationships and Related Transactions in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 28, 2005, which proxy statement is expected to be filed within 120 days after the end of our 2005 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
      The information required by this Item is incorporated herein by reference to the discussion under the heading Proposal 4: Ratification of Appointment of Independent Auditors in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 28, 2005, which proxy statement is expected to be filed within 120 days after the end of our 2005 fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
      The following documents are filed as a part of this Annual Report on Form 10-K:

Page

(1) List of Financial Statements Filed as Part of this Annual Report on Form 10-K
The following financial statements and reports of Harris Corporation and its consolidated subsidiaries are included in Item 8 of this Annual Report on Form 10-K at the page numbers referenced below:
      All other schedules are omitted because they are not applicable, the amounts are not significant, or the required information is shown in the Consolidated Financial Statements or the Notes thereto.
      (3) Exhibits:

The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:

(2)(a) Arrangement Agreement between Harris Corporation and Leitch Technology Corporation, dated August 31, 2005, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2005. (Commission File Number 1-3863)

(2)(b) Agreement and Plan of Merger, dated as of October 6, 2004, by and among Harris Corporation, Sunshine Merger Corp. and Encoda Systems Holdings, Inc. incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with SEC on October 6, 2004. (Commission File Number 1-3863)

(2)(c) Amended and Restated Master Transaction Agreement, made as of June 2, 1999, among Harris Corporation, Intersil Holding Corporation and Intersil Corporation, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 1999. (Commission File Number 1-3863)

(3)(i) Restated Certificate of Incorporation of Harris Corporation (1995), incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996. (Commission File Number 1-3863)

(3)(ii) By-Laws of Harris Corporation as amended and restated effective February 25, 2005, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2005. (Commission File Number 1-3863)

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

(4)(c)(ii) Instrument of Resignation from Trustee and Appointment and Acceptance of Successor Trustee among Harris Corporation, JP Morgan Chase Bank, as Resigning Trustee and The Bank of New York, as Successor Trustee, dated as of November 1, 2002 (effective November 15, 2002), incorporated by reference to Exhibit 99.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2002. (Commission File Number 1-3863)

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

(4)(e) Indenture, dated as of August 26, 2002, between Harris Corporation and The Bank of New York, as Trustee, relating to $150,000,000 of 3.5% Convertible Debentures due 2022, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2002. (Commission File Number 1-3863)

(4)(f) Indenture, dated as of September 3, 2003, between Harris Corporation and The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit 4(b) to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-108486, filed with the SEC on September 3, 2003.

(4)(g) Subordinated Indenture, dated as of September 3, 2003, between Harris Corporation and The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit 4(c) to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-108486, filed with the SEC on September 3, 2003.

(4)(h) Pursuant to Regulation S-K Item 601(b)(4)(iii), Registrant by this filing agrees, upon request, to furnish to the SEC a copy of other instruments defining the rights of holders of long-term debt of Harris.

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

(iv) Stock Option Agreement Terms and Conditions (as of 8/25/00) for grants under the Harris Corporation Stock Incentive Plan, incorporated herein by reference to Exhibit (10)(i) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2000. (Commission File Number 1-3863)

*(10)(d)(i) Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 4(b) to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-49006, filed with the SEC on October 31, 2000.

(ii) Amendment No. 1 to Harris Corporation 2000 Stock Incentive Plan, dated as of December 3, 2004, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2004. (Commission File Number 1-3863)

(iii) Stock Option Agreement Terms and Conditions (as of 10/27/2000) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit (10)(d)(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001. (Commission File Number 1-3863)

(iv) Stock Option Agreement Terms and Conditions (as of 8/24/01) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit (10)(i) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001. (Commission File Number 1-3863)

(v) Stock Option Agreement Terms and Conditions (as of 8/22/03) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2003. (Commission File Number 1-3863)

(vi) Stock Option Agreement Terms and Conditions (as of 8/27/04) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2004. (Commission File Number 1-3863)

(vii) Stock Option Agreement Terms and Conditions (as of 8/26/05) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2005. (Commission File Number 1-3863)

(viii) Executive Performance Share Award Terms and Conditions (as of 8/24/01) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit (10)(ii) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001. (Commission File Number 1-3863)

(ix) Performance Share Award Terms and Conditions (as of 8/26/05) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2005. (Commission File Number 1-3863)

(x) Form of Outside Director Stock Option Agreement (as of 10/27/2000) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit (10)(d)(iii) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001. (Commission File Number 1-3863)

(xi) Restoration Stock Option Agreement Terms and Conditions (as of 8/24/01) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(d)(vi) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2003. (Commission File Number 1-3863)

(xii) Restoration Stock Option Agreement Terms and Conditions (as of 10/27/01) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(d)(vii) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2003. (Commission File Number 1-3863)

(xiii) Restoration Stock Option Agreement Terms and Conditions (as of 8/22/03) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2003. (Commission File Number 1-3863)

(xiv) Executive Restricted Stock Award Agreement Terms and Conditions for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(d)(viii) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2003. (Commission File Number 1-3863)

*(10)(e)(i) Harris Corporation Retirement Plan (amended and restated effective January 1, 2003), incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2003. (Commission File Number 1-3863)

(ii) Amendment Number One to the Harris Corporation Retirement Plan, dated October 2, 2003, incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2003. (Commission File Number 1-3863)

(iii) Amendment Number Two to the Harris Corporation Retirement Plan, dated November 10, 2003, incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2004. (Commission File Number 1-3863)

(iv) Amendment Number Three to the Harris Corporation Retirement Plan, dated December 5, 2003, incorporated herein by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2004. (Commission File Number 1-3863)

(v) Amendment Number Four to the Harris Corporation Retirement Plan, dated May 6, 2004 incorporated herein by reference to Exhibit (10)(e)(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2004. (Commission File Number 1-3863)

(vi) Amendment Number Five to the Harris Corporation Retirement Plan, dated May 4, 2004 incorporated herein by reference to Exhibit (10)(e)(vi) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2004. (Commission File Number 1-3863)

(vii) Amendment Number Six to the Harris Corporation Retirement Plan, dated June 4, 2004 incorporated herein by reference to Exhibit (10)(e)(vi) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2004. (Commission File Number 1-3863)

(viii) Amendment Number Seven to the Harris Corporation Retirement Plan, dated December 21, 2004, incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2005. (Commission File Number 1-3863)

(ix) Amendment Number Eight to the Harris Corporation Retirement Plan, dated January 28, 2005, incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2005. (Commission File Number 1-3863)

(x) Amendment Number Nine to the Harris Corporation Retirement Plan, dated March 31, 2005, incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2005. (Commission File Number 1-3863)

(xi) Amendment Number Ten to the Harris Corporation Retirement Plan, dated as of June 8, 2005, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2005. (Commission File Number 1-3863)

(xii) Amendment Number Eleven to the Harris Corporation Retirement Plan, dated as of June 30, 2005, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2005. (Commission File Number 1-3863)

(xiii) Amendment Number Twelve to the Harris Corporation Retirement Plan, dated August 19, 2005.

*(10)(f)(i) Harris Corporation Supplemental Executive Retirement Plan (amended and restated effective March 1, 2003), incorporated herein by reference to Exhibit 10(b)(i) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2003. (Commission File Number 1-3863)

(ii) Amendment No. 1 to Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit (10)(b)(ii) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2003. (Commission File Number 1-3863)

(iii) Amendment No. 2 to Supplemental Executive Retirement Plan, dated June 4, 2004 incorporated herein by reference to Exhibit (10)(f)(iii) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2004. (Commission File Number 1-3863)

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

(iii) Amendment No. 2 to Harris Corporation 1997 Directors’ Deferred Compensation and Annual Stock Unit Award Plan, incorporated herein by reference to Exhibit (10)(i) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2001. (Commission File Number 1-3863)

(iv) Amendment No. 3 to Harris Corporation 1997 Directors’ Deferred Compensation and Annual Stock Unit Award Plan, dated as of December 3, 2004, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2004. (Commission File Number 1-3863)

*(10)(h) Harris Corporation 2005 Directors’ Deferred Compensation Plan, dated as of December 3, 2004, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2004. (Commission File Number 1-3863)

(10)(i) Revolving Credit Agreement, dated as of March 31, 2005, naming Harris Corporation as Borrower, SunTrust Bank as Administrative Agent, Letters of Credit Issuer and Swingline Lender and the other lenders as parties thereto, incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2005. (Commission File Number 1-3863)

*(10)(j) Form of Director and Executive Officer Indemnification Agreement, incorporated herein by reference to Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 1998. (Commission File Number 1-3863)

*(10)(k) Amended and Restated Master Trust Agreement and Declaration of Trust, made as of December 2, 2003, by and between Harris Corporation and The Northern Trust Company, incorporated herein by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2004. (Commission File Number 1-3863)

*(10)(l)(i) Master Rabbi Trust Agreement, amended and restated as of December 2, 2003, by and between Harris Corporation and The Northern Trust Company, incorporated herein by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2004. (Commission File Number 1-3863)

(ii) First Amendment to Master Rabbi Trust Agreement, amended and restated as of December 2, 2003, by and between Harris Corporation and The Northern Trust Company, dated the 24th day of September, 2004, incorporated herein by reference to Exhibit (10)(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2004. (Commission File Number 1-3863)

(iii) Second Amendment to the Harris Corporation Master Rabbi Trust Agreement, dated as of December, 3, 2004, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2004. (Commission File Number 1-3863)

*(10)(m) Letter Agreement, dated as of December 3, 2004, by and between Harris Corporation and Howard L. Lance, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2004. (Commission File Number 1-3863)

*(10)(n) Offer Letter, dated July 5, 2005, by and between Harris Corporation and Jeffrey S. Shuman, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2005. (Commission File Number 1-3863)

(10)(o) Commercial Paper Issuing and Paying Agent Agreement, dated as of March 30, 2005, between Citibank, N.A. and Harris Corporation, incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2005. (Commission File Number 1-3863)

*(10)(p) Summary of Base Salary and Incentive Compensation for fiscal 2006 for Named Executive Officers, incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2005. (Commission File Number 1-3863)

*(10)(q) Summary of Annual Compensation of Outside Directors.

(12) Statement regarding computation of ratio of earnings to fixed charges.

(21) Subsidiaries of the Registrant.

(23) Consent of Ernst & Young LLP.

(24) Power of Attorney.

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
Dated:     September 2, 2005

By	/s/Bryan R. Roub

Bryan R. Roub
Senior Vice President and Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Howard L. Lance Howard L. Lance		Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	September 2, 2005

/s/ Bryan R. Roub Bryan R. Roub		Senior Vice President and Chief Financial Officer (Principal Financial Officer)	September 2, 2005

/s/ James L. Christie James L. Christie		Vice President — Controller and Chief Accounting Officer (Principal Accounting Officer)	September 2, 2005

/s/ Thomas A. Dattilo* Thomas A. Dattilo		Director	September 2, 2005

/s/ Lewis Hay III* Lewis Hay III		Director	September 2, 2005

/s/ Karen Katen* Karen Katen		Director	September 2, 2005

/s/ Stephen P. Kaufman* Stephen P. Kaufman		Director	September 2, 2005

/s/ Leslie F. Kenne* Leslie F. Kenne		Director	September 2, 2005

/s/ David B. Rickard* David B. Rickard		Director	September 2, 2005

/s/ James C. Stoffel* James C. Stoffel		Director	September 2, 2005

/s/ Gregory T. Swienton* Gregory T. Swienton		Director	September 2, 2005

*By:	/s/ Scott T. Mikuen Scott T. Mikuen Attorney-in-fact pursuant to a power of attorney

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
HARRIS CORPORATION AND SUBSIDIARIES
(In thousands)

Col. A	Col. B	Col. C			Col. D		Col. E

		Additions

		(1)	(2)
	Balance at	Charged to	Charged to
	Beginning	Costs and	Other Accounts		Deductions —		Balance at
Description	of Period	Expenses	Describe		Describe		End of Period

Year ended July 1, 2005:
Amounts Deducted From					$(758	)(A)
Respective Asset Accounts:			$3,515	(C)	3,244	(B)

Allowances for collection losses	$12,712	$2,050	$3,515		$2,486		$15,791

Allowances for deferred tax assets	$38,696	$9,014	$—		$—		$47,710

Year ended July 2, 2004:
Amounts Deducted From					$(30	)(A)
Respective Asset Accounts:					3,673	(B)

Allowances for collection losses	$12,801	$3,554	$—		$3,643		$12,712

Allowances for deferred tax assets	$20,137	$18,559	$—		$—		$38,696

Year ended June 27, 2003:
Amounts Deducted From					$(259	)(A)
Respective Asset Accounts:					11,007	(B)

Allowances for collection losses	$14,723	$8,826	$—		$10,748		$12,801

Allowances for deferred tax assets	$6,522	$13,615	$—		$—		$20,137

Note A — Foreign currency translation gains and losses.
Note B — Uncollectible accounts charged off, less recoveries on accounts previously charged off.
Note C — Acquisitions.