Form 10-Q
period 2005-09-30
HARRIS CORP /DE/
filed 2005-10-27
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________to_____________
Commission File Number 1-3863
HARRIS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	34-0276860

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1025 West NASA Boulevard
Melbourne, Florida	329l9

(Address of principal executive offices)	(Zip Code)
(321) 727-9l00

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of October 21, 2005, was 133,773,954 shares.

HARRIS CORPORATION
FORM 10-Q
For the Quarter Ended September 30, 2005
     This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries. HD RadioTM is a registered trademark of iBiquity Digital Corporation.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended
	September 30,	October 1,
	2005	2004
	(In millions, except per share amounts)
Revenue from product sales and services	$759.7	$669.4

Cost of product sales and services	(534.8)	(504.1)
Engineering, selling and administrative expenses	(141.5)	(101.0)
Non-operating loss	(0.6)	(1.7)
Interest income	3.2	2.3
Interest expense	(6.4)	(6.0)

Income before income taxes	79.6	58.9
Income taxes	(29.3)	(18.8)

Net income	$50.3	$40.1

Net income per common share[1]
Basic	$.38	$.30

Diluted	$.36	$.29

Cash dividends paid per common share[1]	$.08	$.06

Basic weighted average shares outstanding[1]	132.5	132.5
Diluted weighted average shares outstanding[1]	141.1	140.8

1 Net income per common share, cash dividends paid per common share and weighted average shares outstanding for the quarter ended October 1, 2004 have been adjusted to reflect the two-for-one stock split effected as a 100 percent stock dividend in March 2005.
See Notes to Condensed Consolidated Financial Statements.

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	July 1,
	2005	2005(1)
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$729.1	$377.6
Receivables	458.3	494.0
Unbilled costs and accrued earnings on fixed-price contracts	141.1	119.7
Inventories	240.5	230.3
Current deferred income taxes	96.9	96.0

Total current assets	1,665.9	1,317.6
Other Assets
Plant and equipment	306.4	307.8
Goodwill	569.5	569.9
Identifiable intangible assets	98.2	99.1
Non-current notes receivable	11.4	13.6
Other assets	155.1	149.4

	1,140.6	1,139.8

	$2,806.5	$2,457.4

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$2.4	$4.2
Accounts payable	162.1	163.7
Compensation and benefits	128.6	164.1
Other accrued items	117.7	114.1
Advance payments and unearned income	141.2	139.0
Income taxes payable	30.8	5.1
Current portion of long-term debt	1.4	—

Total current liabilities	584.2	590.2
Other Liabilities
Non-current deferred income taxes	27.1	26.7
Long-term debt	700.0	401.4
Shareholders’ Equity
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 250,000,000 shares authorized; issued and outstanding 132,776,889 shares at September 30, 2005 and 132,940,080 shares at July 1, 2005	132.8	132.9
Other capital	231.6	219.1
Retained earnings	1,128.5	1,093.7
Unearned compensation	—	(3.3)
Accumulated other comprehensive income (loss)	2.3	(3.3)

Total shareholders’ equity	1,495.2	1,439.1

	$2,806.5	$2,457.4

1 Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Quarter Ended
	September 30,	October 1,
	2005	2004
	(In millions)
Operating Activities
Net income	$50.3	$40.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	20.2	14.7
Non-current deferred income tax	0.3	1.5
Loss on the sale of securities available-for-sale	—	0.1
(Increase) decrease in:
Accounts and notes receivable	38.0	7.6
Unbilled costs and inventories	(31.7)	(3.0)
Increase (decrease) in:
Accounts payable and accrued expenses	(33.5)	(59.1)
Advance payments and unearned income	2.2	(11.8)
Income taxes	24.4	11.3
Other	13.2	7.8

Net cash provided by operating activities	83.4	9.2

Investing Activities
Cash paid for acquired businesses	—	(63.6)
Additions of plant and equipment	(14.6)	(17.7)
Additions of capitalized software	(9.4)	(4.7)
Proceeds from the sale of securities available-for-sale	—	0.5

Net cash used in investing activities	(24.0)	(85.5)

Financing Activities
Proceeds from borrowings	309.1	6.7
Repayment of borrowings	(14.9)	(10.6)
Proceeds from exercise of employee stock options	13.6	8.5
Repurchase of common stock	(6.0)	—
Cash dividends	(10.6)	(8.0)

Net cash provided by (used in) financing activities	291.2	(3.4)

Effect of exchange rate changes on cash and cash equivalents	0.9	0.5

Net increase (decrease) in cash and cash equivalents	351.5	(79.2)

Cash and cash equivalents, beginning of year	377.6	627.5

Cash and cash equivalents, end of quarter	$729.1	$548.3

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2005
Note A – Basis of Presentation and Recent Accounting Pronouncements
Basis of Presentation
     The accompanying condensed consolidated financial statements of Harris Corporation and its subsidiaries (“Harris,” “Company,” “we,” “our,” and “us” refer to Harris Corporation and its consolidated subsidiaries) have been prepared by Harris, without an audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and changes in cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the quarter ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at July 1, 2005 has been derived from the audited financial statements but does not include all the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. We provide complete financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the SEC. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 1, 2005 (“Fiscal 2005 Form 10-K”).
     The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs – an amendment of ARB 43, Chapter 4” (“Statement 151”). Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Paragraph 5 of Accounting Research Bulletin (“ARB”) 43, Chapter 4 “Inventory Pricing,” previously stated that “...under certain circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current-period charges.” Statement 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, Statement 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement 151 is effective for fiscal years beginning after June 15, 2005. We implemented the provisions of Statement 151 during the first quarter of fiscal 2006, and it did not have a material impact on our financial position, results of operations or cash flows.
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“Statement 123R”), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and to recognize cost over the vesting period. In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC staff position regarding the application of Statement 123R, including interpretive guidance related to the interaction between Statement 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 highlights the importance of disclosures made related to the accounting for share-based payment transactions. In April 2005, the SEC announced that companies may implement Statement 123R at the beginning of their next fiscal year beginning after June 15, 2005, or December 15, 2005 for small business issuers. We implemented the provisions of Statement 123R and SAB 107 in the first quarter of fiscal 2006 using the modified-prospective method, and it did not have a material impact on our financial position or cash flows. See Note B – “Stock Options and Share-Based Compensation” for further information and the required disclosures under Statement 123R and SAB 107, including the impact of the implementation on our results of operations.
     In May 2005, the FASB issued FASB Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“Statement 154”), which replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement of Financial

Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Statement 154 applies to all voluntary changes in accounting principles and applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Statement 154 requires retrospective application to prior period financial statements for a change in accounting principle. Previously, a change in accounting principle was recognized by including the change in the net income in the period of the change. Statement 154 is effective for fiscal years ending after December 15, 2005. We implemented the provisions of Statement 154 in the first quarter of fiscal 2006, and it did not have a material impact on our financial position, results of operations or cash flows.
     In June 2005, the FASB ratified the Emerging Issues Task Forces’ Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements (“Issue 05-06”). Issue 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of Issue 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired beginning in our second quarter of fiscal 2006. We do not believe the adoption of Issue 05-06 will have a material impact on our financial position, results of operations or cash flows.
Common Stock Split
     On February 25, 2005, our Board of Directors approved a two-for-one stock split in the form of a 100 percent stock dividend to our shareholders of record on March 14, 2005. The distribution of shares was completed on March 30, 2005. The total number of authorized shares and associated par value were unchanged by this action. As required, on our books we transferred the par value of $1 per share for each share distributed on March 30, 2005 from other capital to common stock. All share and per-share amounts in the Condensed Consolidated Statement of Income, Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Cash Flows and these Notes to Condensed Consolidated Financial Statements (Unaudited) reflect the stock split, applied retroactively, for all periods presented.
Reclassifications
     Certain prior-year amounts have been reclassified on the condensed consolidated financial statements to conform with current year classifications. These reclassifications include moving additions for capitalized software, which moved out of cash flows from operating activities to cash flows from investing activities.
Note B – Stock Options and Share-Based Compensation
     As of September 30, 2005, we had two shareholder-approved stock incentive plans for employees. We currently have three types of share-based awards outstanding under these plans: stock options, performance share awards and restricted stock awards. More information on each of these types of awards is provided below. We believe that such awards align the interests of our employees with those of our shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our stock incentive plans). Shares of common stock reserved for future awards under our stock incentive plans were 9,835,943 million as of September 30, 2005.
     The compensation cost related to our share-based awards that was charged against income was $4.7 million during the first quarter of fiscal 2006. The total income tax benefit recognized in the income statement for share-based compensation arrangements for the first quarter of fiscal 2006 was $1.6 million. None of the compensation cost related to share-based compensation arrangements was capitalized as part of inventory or fixed assets.
     Prior to July 2, 2005, we accounted for the share-based compensation granted under our stock incentive plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”). Effective July 2, 2005, we implemented the fair value recognition provisions of Statement 123R and SAB 107 for all share-based compensation that was not vested as of July 1, 2005.
     In accordance with APB 25 we used the intrinsic-value method of accounting for stock option awards to employees and accordingly did not recognize compensation expense for our stock option awards to employees in our Consolidated Statement of Income prior to July 2, 2005, as all option exercise prices were 100 percent of fair market value on the date the options were granted.

     The following table illustrates the pro forma effect on net income and earnings per share for the first quarter of fiscal 2005, assuming we had applied the fair value recognition provisions of Statement 123R to all previously granted share-based awards after giving consideration to potential forfeitures during such quarter. The fair value of each option grant is estimated at the grant date using the Black-Scholes-Merton option-pricing model based on the assumptions listed below. The estimated fair value of options granted is amortized to expense over their vesting period, which is generally 3 years.

Quarter Ended
October 1,
2004
(In millions, except
per share amounts)
Net income, as reported	$40.1
The share-based employee compensation cost, net of $0.6 million related tax benefit, included in net income as reported	1.3
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of $1.4 million related tax benefit	(2.7)

Pro forma net income	$38.7

Net income per common share, as reported
Basic	$.30
Diluted	$.29
Pro forma net income per common share
Basic	$.29
Diluted	$.28
     The impact of applying the provisions of Statement 123R and SAB 107 during the first quarter of fiscal 2006 was as follows:

Quarter Ended
September 30,
2005
(In millions, except
per share amounts)
Net income, as reported	$50.3
The share-based employee compensation cost, net of $1.6 million related tax benefit, included in net income as reported	3.1
Deduct: Total share-based employee compensation expense determined under the provisions of APB 25, net of $2.2 million related tax benefit	(4.4)

Pro forma net income	$49.0

Net income per common share, as reported
Basic	$.38
Diluted	$.36
Pro forma net income per common share
Basic	$.37
Diluted	$.35
     The implementation of FAS 123R did not have a material impact on our cash flow from operations or cash flow from financing activities during the first quarter of fiscal 2006.
Stock Options
     The following information relates to stock options that have been granted under our shareholder-approved stock incentive plans. Option exercise prices are 100 percent of fair market value on the date the options are granted. Options may be exercised for a period set at the time of grant, which ranges from 7 to 10 years after the date of grant, and become exercisable in installments, which are typically 50 percent one year from the grant date, 25 percent two years from the grant date and 25 percent three years from the grant date.

     The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model which uses assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on our stock, historical volatility of our stock price over the last ten years and other factors. The expected term of the options is based on historical observations of our stock over the past ten years, considering average years to exercise for all options exercised, average years to cancellation for all options cancelled and average years remaining for outstanding options, which was calculated based on the weighted-average vesting period plus the weighted-average of the difference between the vesting period and average years to exercise and cancellation. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury curve in effect at the time of grant.

	Quarter Ended
	September 30,	October 1,
	2005	2004
Weighted-average fair value of options granted	$10.81	$7.26
Expected dividends	0.9%	0.7%
Expected volatility	36.1%	35.2%
Risk-free interest rates	4.1%	3.0%
Expected term (years)	3.35	4.00
     To ensure the most reliable market-based assumptions were used to determine the estimated fair value of stock options granted in the first quarter of fiscal 2006 and fiscal 2005, we obtained an independent valuation. Our Black-Scholes-Merton option-pricing model fair value was not materially different from the fair value determined by the independent valuation.
     A summary of stock option activity under all plans during the fiscal quarter ended September 30, 2005 is as follows :

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term (Years)	($ million)
Stock options outstanding at July 2, 2005	6,780,088	$19.18
Stock options granted	1,068,600	37.19
Stock options exercised	970,666	19.14
Stock options forfeited or expired	43,730	24.64

Stock options outstanding at September 30, 2005	6,834,292	$21.95	6.2	$150.0

Stock options exercisable at September 30, 2005	4,513,622	$18.32	6.2	$82.7

     The weighted-average grant-date fair value was $10.81 for options granted during the first quarter of fiscal 2006 and $7.26 for options granted during the first quarter of fiscal 2005. The total intrinsic value of options exercised during the first quarter of fiscal 2006 and the first quarter of fiscal 2005 was $18.6 million and $12.5 million, respectively.
     A summary of the status of our nonvested stock options as of September 30, 2005, and changes during the fiscal quarter then ended is summarized below:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at July 2, 2005	1,952,554	$6.14
Stock options granted	1,068,600	10.81
Stock options vested	(700,484)	4.98

Nonvested stock options at September 30, 2005	2,320,670	$8.64

     As of September 30, 2005, there was $20.1 million of total unrecognized compensation cost related to nonvested stock options granted under our incentive plans. This cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of shares that vested during the quarter ended September 30, 2005 was $3.5 million.
Restricted Stock Awards
     The following information relates to awards of restricted stock that have been granted to employees under our shareholder-approved stock incentive plans. The restrictions lapse upon the achievement of continued employment over a specified time period.
     The fair value of each restricted stock grant is based on the closing price of our stock on the date of grant and is amortized to expense over its vesting period. As of September 30, 2005, there were 339,666 shares of restricted stock outstanding.
     A summary of our restricted stock as of September 30, 2005, and changes during the fiscal quarter then ended, is summarized below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Grant	Contractual	Value
	Shares	Price	Term (Years)	($ million)
Restricted stock outstanding at July 2, 2005	253,666	$20.45
Restricted stock granted	86,000	37.19
Restricted stock vested	—	—
Restricted stock forfeited	—	—

Restricted stock outstanding at September 30, 2005	339,666	$24.65	2.2	$8.4

     As of September 30, 2005, there was $5.8 million of total unrecognized compensation cost arising from nonvested compensation related to restricted stock awards under our incentive plans. This cost is expected to be recognized over a weighted-average period of 2.2 years. No shares of restricted stock vested during the quarter ended September 30, 2005.
Performance Share Awards
     The following information relates to awards of performance shares that have been granted to employees under our shareholder-approved stock incentive plans. Generally, performance share awards are subject to performance criteria such as meeting predetermined earnings and revenue targets for a three-year plan period. These awards also generally vest at the expiration of the same three-year period. The final determination of the number of shares to be issued in respect of an award is determined by the Board of Directors, or a committee of our Board.
     The fair value of each performance share award granted is based on the closing price of our stock on the date of grant and is amortized to expense over its vesting period. As of September 30, 2005 there were 632,491 performance shares outstanding.
     A summary of our performance shares as of September 30, 2005, and changes during the fiscal quarter then ended is summarized below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Grant	Contractual	Value
	Shares	Price	Term (Years)	($ million)
Performance shares outstanding at July 2, 2005	505,110	$19.87
Performance shares granted	226,000	37.19
Performance shares vested	87,888	16.83
Performance shares forfeited	10,731	21.65

Performance shares outstanding at September 30, 2005	632,491	$24.60	1.8	$15.6

     As of September 30, 2005, there was $9.4 million of total unrecognized compensation cost arising from nonvested compensation related to performance share awards under our incentive plans. This cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of performance shares that vested during the quarter ended September 30, 2005 was $1.5 million.
In the first quarter of fiscal 2006 we issued 752,031 shares under the terms of our stock incentive plans.
Note C – Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
     Total comprehensive income for the quarter ended September 30, 2005 and October 1, 2004 was comprised of the following:

	Quarter Ended
	September 30,	October 1,
	2005	2004
	(In millions)
Net income	$50.3	$40.1
Other comprehensive income (loss):
Net unrealized loss on securities, net of income taxes	(0.5)	(0.6)
Foreign currency translation	5.0	5.7
Net unrealized gain on hedging derivatives, net of income taxes	1.1	1.1

Comprehensive income	$55.9	$46.3

     The components of accumulated other comprehensive income (loss), net of related tax, at September 30, 2005 and July 1, 2005 are as follows:

	September 30,	July 1,
	2005	2005
	(In millions)
Net unrealized gain on securities available-for-sale	$—	$0.5
Foreign currency translation adjustments	1.7	(3.3)
Net unrealized gain (loss) on hedging activity	0.6	(0.5)

	$2.3	$(3.3)

Note D – Receivables
     Receivables are summarized below:

	September 30,	July 1,
	2005	2005
	(In millions)
Accounts receivable	$396.5	$421.2
Unbilled cost from cost-plus contracts	60.8	70.3
Notes receivable due within one year	16.4	18.3

	473.7	509.8
Less allowances for collection losses	(15.4)	(15.8)

	$458.3	$494.0

Note E – Inventories and Unbilled Cost
     Inventories are summarized below:

	September 30,	July 1,
	2005	2005
	(In millions)
Finished products	$46.5	$48.2
Work in process	25.7	24.6
Raw materials and supplies	168.3	157.5

	$240.5	$230.3

     Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $90.8 million at September 30, 2005 and $84.0 million at July 1, 2005.
Note F – Plant and Equipment
     Plant and equipment are summarized below:

	September 30,	July 1,
	2005	2005
	(In millions)
Land	$8.6	$9.6
Buildings	306.5	307.2
Machinery and equipment	652.5	640.8

	967.6	957.6
Less allowances for depreciation	(661.2)	(649.8)

	$306.4	$307.8

     Depreciation expense related to plant and equipment was $15.3 million for the quarter ended September 30, 2005 and $11.5 million for the quarter ended October 1, 2004.
Note G – Long-Term Debt
     On September 20, 2005, we completed the issuance of $300 million of 5% Notes due October 1, 2015. Interest on the notes is payable on April 1 and October 1 of each year, beginning April 1, 2006. We may redeem the notes in whole, or in part, at any time at the “make-whole” redemption price. The “make-whole” redemption price is equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus 15 basis points. In each case, we will pay accrued interest on the principal amount of the notes being redeemed to the redemption date. We incurred $4.1 million in debt issuance costs and discounts related to the issuance of these notes, which are being amortized on a straight-line basis over a ten-year period and reflected as a portion of interest expense in the Condensed Consolidated Statement of Income.
Note H – Accrued Warranties
     Changes in our warranty liability, which are included as a component of “Other accrued items” on the Condensed Consolidated Balance Sheet, during the first quarter of fiscal 2006 are as follows:

Balance as of July 1, 2005	$19.4
Warranty provision for sales made during the quarter ended September 30, 2005	4.0
Settlements made during the quarter ended September 30, 2005	(2.6)
Other adjustments to the warranty liability, including those for foreign currency translation, during the quarter ended September 30, 2005	0.1

Balance as of September 30, 2005	$20.9

     On long-term contract sales in our Government Communications Systems and RF Communications segments, the value or price of our warranty is generally included in the contract and funded by the customer. A provision is built into the estimated program costs when determining the profit rate to accrue when applying the cost-to-cost percentage-of-completion revenue recognition method. Warranty costs, if incurred, are charged to the specific program’s cost and both revenue and cost are recognized at that time.

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

Segment	Warranty Periods
RF Communications Microwave Communications Broadcast Communications	One to ten years Two to three years One to five years
     Because our products are manufactured, in many cases, to customer specifications and their acceptance is based on meeting those specifications, we historically have experienced minimal warranty costs. Factors that affect our program and product warranty liability include the number of installed units, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. We assess the adequacy of our recorded warranty liabilities every quarter and make adjustments to the liability as necessary.
     Automation software products sold by our Broadcast Communications segment and network management software products sold by our Microwave Communications segment generally carry a 30 to 90 day warranty from the date of acceptance. Our liability under these warranties is either to provide a corrected copy of any portion of the software found not to be in substantial compliance with the agreed upon specifications or to provide a full refund.
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
Note I – Net Income Per Share
     The computations of diluted net income per share are as follows:

	Quarter Ended
	September 30,	October 1,
	2005	2004
	(In millions, except per share amounts)
Net income	$50.3	$40.1
Impact of convertible debentures	1.0	0.9

Net income used in diluted share calculation(A)	$51.3	$41.0

Basic weighted average shares outstanding	132.5	132.5
Impact of dilutive stock options	2.0	1.7
Impact of convertible debentures	6.6	6.6

Diluted weighted average shares outstanding(B)	141.1	140.8

Net income per diluted share(A)/(B)	$.36	$.29
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
     After giving effect to the adjustment in connection with our March 2005 stock split, a holder will receive 44.2404 shares of our common stock for each $1,000 of debentures surrendered for conversion. This represents a conversion price of $22.625 per share of our common stock. The conversion rate may be adjusted for certain reasons. Based upon satisfaction of the market price trigger as of the end of the calendar quarter ended September 30, 2005, these debentures are convertible into shares of our common stock during the calendar quarter ending December 31, 2005.
Note J – Non-Operating Income (Loss)
     The components of non-operating income (loss) are as follows:

	Quarter Ended
	September 30,	October 1,
	2005	2004
	(In millions)
Gain (loss) from the sale of securities available-for-sale	$—	$(0.1)
Write-down of investments for other than temporary decreases in market value	(0.2)	(1.1)
Royalty income (expense)	(0.3)	(0.4)
Equity loss	(0.1)	(0.1)

	$(0.6)	$(1.7)

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
     The accounting policies of our operating segments are the same as those described in Note 1: “Significant Accounting Policies” in our Fiscal 2005 Form 10-K. We evaluate each segment’s performance based on its “operating income or loss,” which we define as profit or loss from operations before income taxes excluding interest income and expense, equity income and gains or losses from securities and other investments. Intersegment sales are transferred at cost to the buying segment and the sourcing segment recognizes a normal profit that is eliminated. The “Corporate eliminations” line item in the tables below represents the elimination of intersegment sales and their related profits. “Headquarters expense” represents the portion of corporate expenses not allocated to the business segments.

     Total assets by business segment are summarized below:

	September 30,	July 1,
	2005	2005
	(In millions)
Total Assets
Government Communications Systems	$610.1	$626.5
RF Communications	235.7	197.5
Microwave Communications	353.9	353.8
Broadcast Communications	707.1	729.2
Headquarters	899.7	550.4

	$2,806.5	$2,457.4

     Segment revenue, segment operating income (loss) and a reconciliation of segment operating income (loss) to total income before income taxes follows:

	Quarter Ended
	September 30,	October 1,
	2005	2004
	(In millions)
Revenue
Government Communications Systems	$432.5	$432.2
RF Communications	170.9	113.3
Microwave Communications	75.3	69.4
Broadcast Communications	87.7	67.4
Corporate eliminations	(6.7)	(12.9)

	$759.7	$669.4

Income Before Income Taxes
Segment Operating Income (Loss):
Government Communications Systems	$53.4	$45.1
RF Communications	58.1	31.5
Microwave Communications	3.0	0.9
Broadcast Communications (1)	(12.0)	2.3
Headquarters expense	(15.5)	(13.8)
Corporate eliminations	(3.6)	(1.7)
Non-operating income (loss) (2)	(0.6)	(1.7)
Net interest	(3.2)	(3.7)

	$79.6	$58.9

(1)	The operating loss in the Broadcast Communications segment in the first quarter of fiscal 2006 included $18.0 million in charges associated with consolidating manufacturing locations and other cost-reduction initiatives. Included in these charges were severance-related exit costs of approximately $6.5 million. We expect additional charges of approximately $12.0 million associated with these actions primarily in the second quarter of fiscal 2006.
(2)	“Non-operating income (loss)” includes equity losses, royalties and related intellectual property expenses, gains and losses from the sale of securities available-for-sale, write-downs of investments and expenses associated with our selected investments and other items. Additional information regarding non-operating income (loss) is set forth in Note J “Non-Operating Income (Loss).”
Note L – Income Taxes
     Our effective tax rate (income taxes as a percentage of income before income taxes) was 36.8 percent in the first quarter of fiscal 2006, compared to 31.9 percent in the first quarter of fiscal 2005. The increase in the tax rate is primarily attributable to the Broadcast Communications segment’s charges related to consolidation of manufacturing operations in foreign jurisdictions where we have significant net operating losses.
Note M – Subsequent Events
     On October 25, 2005, we completed the previously announced acquisition of Leitch Technology Corporation (“Leitch”). Total cash consideration paid by us, net of Leitch’s cash on hand, was approximately $450 million, excluding acquisition costs. Leitch reported revenue of approximately $183 million for its fiscal year ended April 30, 2005. Leitch will be operated within our Broadcast Communications segment.
     On August 17, 1998, we filed a patent infringement claim against Ericsson, Inc. (“Ericsson”) in the U.S. Federal District Court for the Eastern District of Virginia and on November 5, 1998, the Court transferred the case to the Northern District of Texas (“District Court”). On October 29, 2002, a jury rendered a verdict in our favor against Ericsson and its parent company. The jury awarded us approximately $61 million in compensatory damages and found that Ericsson’s conduct was “willful.” Following the rendering of such verdict, we filed a motion to enhance the damages based upon the finding of willfulness, and Ericsson filed motions: (i) to decrease the damage award, (ii) to order a new trial, and (iii) for non-infringement and invalidity of the relevant patent notwithstanding the jury’s verdict. On July 17, 2003, the District Court issued a ruling on these motions denying Ericsson’s motions for non-infringement and invalidity of the patent, but ruled that unless we agreed to a lowered damage award of $43 million in compensatory damages, it was granting Ericsson’s motion for a new trial on the issue of damages. We agreed to the lowered damages and thus, a judgment was entered for us in the amount of $43 million plus $1 million for enhanced damages and $1 million for attorneys’ fees, as well as pre-judgment interest. During the second quarter of fiscal 2004, Ericsson appealed the judgment of the District Court to the United States Court of Appeals for the Federal Circuit (“CAFC”). We filed a cross appeal seeking to increase the amount of enhanced damages. The briefing for the appeal was completed in the second quarter of fiscal 2004 and oral arguments were held during the second quarter of fiscal 2005. On August 5, 2005, the CAFC issued an opinion vacating the jury’s finding of infringement on one of the four patent claims; vacating the District Court’s denial of post-trial briefs by Ericsson; and remanding the case to the District Court for further proceedings. A dissenting opinion was also published. On August 19, 2005, we filed a petition for reconsideration and, in the alternative, a petition for rehearing by the CAFC. Subsequent to the filing of our petition for reconsideration or rehearing, the parties initiated discussions which resulted in a cross-license patent agreement and a global resolution of all pending litigation between Harris and Ericsson. In the agreement entered into as of October 5, 2005, it was agreed, among other things, that all lawsuits, including counterclaims filed by the parties currently pending in the U.S. Federal District Court in Dallas and the Federal Court in Canada, will be dismissed with prejudice; Harris’ petition for rehearing and review of the CAFC’s decision in the District Court case filed with CAFC will be withdrawn and dismissed; and Ericsson’s $4.3 million plus applicable interest and costs judgment against Harris obtained in the U.S. Federal District Court in Sherman, Texas has been dismissed. This agreement will not have a material impact on our financial position, results of operations or cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Harris Corporation
     We have reviewed the condensed consolidated balance sheet of Harris Corporation and subsidiaries as of September 30, 2005, and the related condensed consolidated statements of income and cash flows for the quarter ended September 30, 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
     Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Harris Corporation and subsidiaries as of July 1, 2005, and the related consolidated statements of income, cash flows, and comprehensive income and shareholders’ equity for the year then ended, not presented herein, and in our report dated August 23, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 1, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Certified Public Accountants
Jacksonville, Florida
October 21, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Harris. MD&A is provided as a supplement to, should be read in conjunction with and is qualified in its entirety by reference to, our Condensed Consolidated Financial Statements (Unaudited) and related Notes to Condensed Consolidated Financial Statements (“Notes”) appearing elsewhere in this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and related Notes to Consolidated Financial Statements and MD&A included in our Fiscal 2005 Form 10-K. Except for the historical information contained herein, the discussions in the MD&A contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under “Forward-Looking Statements and Factors that May Affect Future Results.” All share and per share amounts have been adjusted to reflect the stock split in the form of a 100 percent stock dividend effected on March 30, 2005.
     The following is a list of the sections of the MD&A contained in this Quarterly Report on Form 10-Q, together with our perspective on the contents of these sections of MD&A, which we hope will make reading these pages more productive.
•	Operations Review – an analysis of our consolidated results of operations and of the results in each of our four operating segments, to the extent the operating segment results are material to an understanding of our business as a whole, for the periods presented in our Condensed Consolidated Financial Statements.
•	Liquidity and Capital Resources – an analysis of cash flows, common stock repurchases, dividend policy, capital structure and resources, off-balance sheet arrangements, commercial commitments and contractual obligations.
•	Application of Critical Accounting Policies – a discussion of accounting policies that require critical judgments and estimates and of accounting pronouncements that have been issued but not yet implemented by us and their potential impact.
•	Forward-Looking Statements and Factors that May Affect Future Results – cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.
OPERATIONS REVIEW
Highlights
     Operations highlights for the first quarter of fiscal 2006 include:
•	Net income increased 25 percent from $40.1 million, or $.29 per diluted share, in the first quarter of fiscal 2005 to $50.3 million, or $.36 per diluted share, in the first quarter of fiscal 2006;
•	Revenue increased 13 percent from $669.4 million in the first quarter of fiscal 2005 to $759.7 million in the first quarter of fiscal 2006;
•	RF Communications achieved revenue growth of 51 percent and operating income increased 84 percent compared to the prior-year quarter;
•	Government Communications Systems operating income increased 18 percent on essentially unchanged sales compared to the prior-year quarter;
•	Broadcast Communications experienced revenue growth of 30 percent compared to the prior-year quarter and had an operating loss of $12.0 million. The loss in this segment included $18.0 million in charges associated with consolidating manufacturing locations and other cost-reduction initiatives. These results include the contribution from our acquisition of Encoda Systems, Inc. (“Encoda”), which we completed during the second quarter of fiscal 2005;
•	Microwave Communications experienced revenue growth of 9 percent and operating income of $3.0 million in the first quarter of fiscal 2006 compared to operating income of $0.9 million in the prior-year quarter; and

•	Cash flow from operating activities was $83.4 million in the first quarter of fiscal 2006 compared to $9.2 million in the prior-year quarter.
Revenue and Income

	Quarter Ended
	September 30,	October 1,	%
	2005	2004	Inc/ (Dec)
	(In millions, except per share amounts)
Revenue	$759.7	$669.4	13.5%
Net income	$50.3	$40.1	25.4%
% of revenue	6.6%	6.0%
Net income per diluted common share	$.36	$.29	24.1%
     Our revenue for the quarter ended September 30, 2005 was $759.7 million, an increase of 13.5 percent compared to the prior-year quarter. Revenue increased in the RF Communications, Broadcast Communications and Microwave Communications segments and was essentially unchanged in the Government Communications Systems segment. The greatest increase was in our RF Communications segment. The results for the quarter ended September 30, 2005 include the impact of our Encoda acquisition, which was completed in November 2004.
     Net income for the quarter ended September 30, 2005 was $50.3 million, or $.36 per diluted share, compared to $40.1 million, or $.29 per diluted share, for the quarter ended October 1, 2004. The increase in net income primarily resulted from increased operating income in our RF Communications and Government Communications Systems segments. Our Microwave Communications segment generated operating income of $3.0 million in the first quarter of fiscal 2006 compared to operating income of $0.9 million in the first quarter of fiscal 2005. The Broadcast Communications segment had a $12.0 million operating loss due to $18.0 million in charges associated with consolidating manufacturing locations and other cost-reduction initiatives.
     Our Government Communications Systems segment continued to expand margins in the first quarter of fiscal 2006 when compared to the prior-year quarter as a result of higher award fees on cost-plus programs and a favorable mix of fixed-price production programs including our wireless products for the intelligence community. In our RF Communications segment, strong domestic and international demand for tactical radio systems continued to drive significant revenue and income growth. During the quarter ended September 30, 2005, we received the first order for our new Falcon® III multiband handheld radio, and we expect this product line to significantly increase our addressable market for tactical radios going forward. In our Microwave Communications segment, expanding sales of the new TRuepoint™ radio product line and improving global wireless telecom markets drove increases in orders, sales, and profit for the quarter ended September 30, 2005. Improvement in our Broadcast Communications segment results reflected the contribution of Encoda, which was acquired in the second quarter of fiscal 2005. Subsequent to the close of the first quarter of fiscal 2006, we completed the acquisition of Leitch, further expanding our product portfolio and position in the broadcast industry. See the “Discussion of Business Segments” section of this MD&A for further information.
Gross Margin

	Quarter Ended
	September 30,	October 1,	%
	2005	2004	Inc/ (Dec)
	(In millions)
Revenue	$759.7	$669.4	13.5%
Cost of product sales and services	(534.8)	(504.1)	6.1%
Gross margin	$224.9	$165.3	36.1%
% of revenue	29.6%	24.7%
     Our gross margin (revenue less cost of product sales and services) as a percentage of revenue was 29.6 percent in the first quarter of fiscal 2006 compared to 24.7 percent in the first quarter of fiscal 2005. Gross margin as a percentage of revenue improved in all four of our business segments. Higher sales volume and manufacturing efficiencies in our RF Communications segment, continued success of the TRuepoint™ radio in our Microwave Communications segment, higher award fees on cost-plus programs and a favorable mix of fixed-price production programs in our Government Communications Systems segment, and the impact of our acquisition of Encoda were the major drivers of the increase in gross margin. The increase in gross margin was partially offset by a write-down of inventory related to the consolidation of manufacturing locations and other cost-reduction initiatives in our Broadcast Communications segment. See the “Discussion of Business Segments” section of this MD&A for further information.
Engineering, Selling and Administrative Expenses

	Quarter Ended
	September 30,	October 1,	%
	2005	2004	Inc/ (Dec)
	(In millions)
Engineering, selling and administrative expenses	$141.5	$101.0	40.1%
% of revenue	18.6%	15.1%
     Our engineering, selling and administrative expenses increased from $101.0 million in the first quarter of fiscal 2005 to $141.5 million in the first quarter of fiscal 2006. As a percentage of revenue, these expenses increased from 15.1 percent in the first quarter of fiscal 2005 to 18.6 percent in the first quarter of fiscal 2006. The increase in engineering, selling and administrative expenses was primarily due to increased research and development costs associated with the RF Communications segment’s Falcon III® radio development and the charges related to cost-reduction actions and the impact of the Encoda acquisition in the Broadcast Communications segment.
     Corporate eliminations and headquarters expense, which are included in engineering, selling and administration expenses, increased in the first quarter of fiscal 2006 when compared to the first quarter of fiscal 2005 mostly due to higher intercompany sales activity between our Broadcast Communications and Government Communications Systems segments and expenses associated with our supplemental executive retirement plan, which increased primarily as a result of increases in the price of our stock. See the “Discussion of Business Segments” section of this MD&A for further information.
Non-Operating Income (Loss)

	Quarter Ended
	September 30,	October 1,	%
	2005	2004	Inc/ (Dec)
	(In millions)
Non-operating income (loss)	$(0.6)	$(1.7)	*
* Not meaningful
     Our non-operating loss was $0.6 million for the quarter ended September 30, 2005, compared to a non-operating loss of $1.7 million in the quarter ended October 1, 2004. The $1.1 million decrease in operating loss was due to the recognition of a $1.1 million other-than-temporary impairment in an investment during the first quarter of fiscal 2005.
Interest Income and Interest Expense

	Quarter Ended
	September 30,	October 1,	%
	2005	2004	Inc/ (Dec)
	(In millions)
Interest income	$3.2	$2.3	39.1%
Interest expense	(6.4)	(6.0)	6.7%
     Our interest income increased from $2.3 million in the first quarter of fiscal 2005 to $3.2 million in the first quarter of fiscal 2006 primarily due to higher rates of interest being earned on our cash and cash equivalents as well as increases in the balances of our cash and cash equivalents. Our interest expense increased from $6.0 million in the quarter ended October 1, 2004 to $6.4 million in the quarter ended September 30, 2005 due to our issuance on September 20, 2005 of $300 million 5% notes due October 1, 2015.

Income Taxes

	Quarter Ended
	September 30,	October 1,	%
	2005	2004	Inc/ (Dec)
	(In millions)
Income taxes	$29.3	$18.8	55.9%
Effective tax rate	36.8%	31.9%
     Our effective tax rate (income taxes as a percentage of income before income taxes) was 36.8 percent in the first quarter of fiscal 2006, compared to 31.9 percent in the first quarter of fiscal 2005. The significant increase in the tax rate is primarily attributable to the Broadcast Communications segment’s charges related to consolidation of manufacturing operations in foreign jurisdictions where we have significant net operating losses.
Discussion of Business Segments
Government Communications Systems Segment

	Quarter Ended
	September 30,	October 1,	%
	2005	2004	Inc/ (Dec)
	(In millions)
Revenue	$432.5	$432.2	0.1%
Segment operating income	53.4	45.1	18.4%
% of revenue	12.3%	10.4%
     Government Communications Systems segment revenue was relatively unchanged and operating income increased 18.4 percent from the first quarter of fiscal 2005 to the first quarter of fiscal 2006. The prior-year quarter benefited from $31 million in revenue from the Iraqi Media Network (“IMN”) program, a short-term $117 million contract that was completed in the fourth quarter of fiscal 2005. Programs that contributed to revenue growth in the first quarter of fiscal 2006 included the $1 billion 10-year Patriot technical services program for the National Reconnaissance Office, the three-year potential $77 million program with the National Security Agency (“NSA”) to develop new software systems for its analysts, the Family of Beyond Line-of-Sight satellite communications program for U.S. Air Force strategic aircraft, the Aerial Common Sensor program for the U.S. Army, and the FAA Telecommunications Infrastructure (“FTI”) program. Operating income improved in this segment driven by continued excellent program performance and a higher mix of fixed-price production programs, which included our wireless products for the intelligence community.
     New programs awarded during the first quarter of fiscal 2006 included a contract with Loral Space and Communications to design and construct four unfurlable mesh reflectors for commercial satellites; a $17 million contract with the U.S. Air Force for anti-jam GPS technology for munitions; a contract to expand the FTI program; and a $16 million contract with the U.S. Army for large aperture multiband deployable antennas.
RF Communications Segment

	Quarter Ended
	September 30,	October 1,	%
	2005	2004	Inc/ (Dec)
	(In millions)
Revenue	$170.9	$113.3	50.8%
Segment operating income	58.1	31.5	84.4%
% of revenue	34.0%	27.8%
     RF Communications segment revenue increased 50.8 percent and operating income increased 84.4 percent from the first quarter of fiscal 2005 to the first quarter of fiscal 2006, and orders exceeded sales. Demand for our tactical radios remained strong at the U.S. Army, National Guard, Reserves and the U.S. Marine Corps. Government spending priorities continued to be focused on improving tactical communications for force modernization and force restructuring initiatives. International demand is being driven by similar modernization programs and on-going demand for interoperable communications among coalition forces. Major international orders in the first quarter of fiscal 2006 included contracts with Chile, the Netherlands, and the United Kingdom. Gross margin increases, resulting from higher sales volume and manufacturing efficiencies, afforded this segment a continuing higher level of research and development spending for new products.

     During the first quarter of fiscal 2006, we were awarded our first Falcon® III radio order – a $38 million contract from the U.S. Army to deliver more than 1,300 Falcon® III AN/PRC-152(C) Multiband Handheld Radio and Vehicular Adapter Amplifier systems. These Falcon® III systems will provide interoperability with key legacy waveforms, including single channel ground/air radio system (“SINCGARS”), and are configured to accommodate vehicle-mounted functionality while providing portability for quick-dismount scenarios. Our Falcon® III is the first radio certified by the NSA to implement the Software Communications Architecture developed for the Joint Tactical Radio System program.
     Following the close of the first quarter of fiscal 2006, we received a $67 million order for our AN/PRC-117F(C) multiband tactical radios as part of a multi-year $205 million contract with the U.S. Marine Corps.
Microwave Communications Segment

	Quarter Ended
	September 30,	October 1,	%
	2005	2004	Inc/ (Dec)
	(In millions)
Revenue	$75.3	$69.4	8.5%
Segment operating income	3.0	0.9	233.3%
% of revenue	4.0%	1.3%
     Microwave Communications segment revenue increased 8.5 percent from the first quarter of fiscal 2005 to the first quarter of fiscal 2006. The segment had operating income of $3.0 million in the first quarter of fiscal 2006 compared to operating income of $0.9 million in the first quarter of fiscal 2005. Revenue growth was driven by a strong domestic market. The operating income increase resulted in part from increased shipments of the higher margin TRuepoint™ and Constellation™ radios. Orders in the first quarter of fiscal 2006 increased 18 percent from the prior-year quarter and were greater than sales, showing growth in both domestic and international markets.
     North American orders continued to be strong in the first quarter of fiscal 2006, reflecting increased demand from mobile carriers as well as from private networks. We believe the increase in domestic mobile carrier orders is an early indication of a rise in network capital spending following recent market consolidations. International orders continued to be strong in the Middle East and Africa and orders improved in Latin America and Asia.
     Orders for our new TRuepoint™ microwave radios continued to accelerate, and continued to be greater than sales in the quarter. All major frequencies and capacities for the TRuepoint™ 4000 and 5000 radios have now been released to production. During the next few months, our efforts will be focused on volume ramp up, cost reductions and feature enhancement activities. TRuepoint™ has been installed in more than 45 countries around the world.
Broadcast Communications Segment

	Quarter Ended
	September 30,	October 1,	%
	2005	2004	Inc/ (Dec)
	(In millions)
Revenue	$87.7	$67.4	30.1%
Segment operating income (loss)	(12.0)	2.3	*
% of revenue	(13.7)%	3.4%
* Not meaningful
     Broadcast Communications segment revenue increased 30.1 percent from the first quarter of fiscal 2005 to the first quarter of fiscal 2006, and operating income decreased from operating income of $2.3 million in the first quarter of fiscal 2005 to an operating loss of $12.0 million in the first quarter of fiscal 2006. The increase in revenue was primarily due to our acquisition of Encoda, which was completed during the second quarter of fiscal 2005. Sales increased for U.S. HD RadioTM transmission equipment and U.S. digital television transmission equipment. The prior-year quarter benefited from $10 million in revenue from the IMN program, which concluded in the fourth quarter of fiscal 2005. In the international arena, weak market conditions for international analog TV and radio broadcast equipment persisted.

     Income for this segment was impacted by cost and inventory write-downs related to actions taken to address ongoing international market weakness in our broadcast markets and to further improve the segment’s profitability. Previously announced cost-reduction actions include closing our Huntingdon, United Kingdom, facility; relocating manufacturing of European-standard transmission products to our Quincy, Illinois, facility; outsourcing manufacturing of radio consoles and related products from our Mason, Ohio, facility; and headcount reductions from further integration within our software systems business unit. $18.0 million of charges related to these actions were incurred in the first quarter of fiscal 2006, which included $6.5 million severance and other employee-related costs. Additional charges associated with these actions are expected to be approximately $12.0 million and are expected to be incurred in the second quarter of fiscal 2006. These actions are expected to result in a headcount reduction of 150. Savings associated with the actions are expected to yield a two-year payback.
     Orders during the first quarter of fiscal 2006 from new customers included high definition software systems for SkyPerfect, a Japanese provider of digital broadcast solutions, and Antena 3, a national TV and radio network in Spain. Other major orders in the first quarter of fiscal 2006 included digital transmission and networking equipment for TV Azteca in Mexico, digital transmitters for multiple stations in the Southeast operated by Media General, and digital systems compliant with European standards for Swisscom Broadcast, a leading broadcast infrastructure provider in Switzerland. Orders for the segment’s high-definition radio transmission systems continued to expand in the quarter, driven by the continuing rollout of HD Radio in the U.S. market.
     On October 25, 2005, Harris completed the acquisition of Leitch, a global leader in high-performance video systems for the television broadcast industry. The acquisition considerably broadens Harris’ product portfolio and further expands our presence in fast-growing digital market segments.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Quarter Ended
	September 30,	October 1,
	2005	2004
	(In millions)
Net cash provided by operating activities	$83.4	$9.2
Net cash used in investing activities	(24.0)	(85.5)
Net cash provided by (used in) financing activities	291.2	(3.4)
Effect of foreign exchange rate changes on cash	0.9	0.5

Net increase (decrease) in cash and cash equivalents	$351.5	$(79.2)

     Cash and Cash Equivalents: Our cash and cash equivalents increased $351.5 million to $729.1 million at the end of the first quarter of fiscal 2006, primarily due to cash provided by financing activities of $291.2 million. The significant increase in cash provided from financing activities was primarily due to our issuance on September 20, 2005 of $300 million 5% Notes due October 1, 2015. See Note G – “Long-Term Debt” for information regarding the issuance of these notes.
     Management currently believes that existing cash, funds generated from operations, sales of marketable securities, our credit facilities and access to the public and private debt and equity markets will be sufficient to provide for our anticipated requirements for working capital, capital expenditures and share repurchases under the current repurchase program for the next 12 months and the foreseeable future. We expect tax payments over the next three years to approximate our tax expense during the same period. Other than for potential acquisitions, including the acquisition of Leitch for approximately $450 million, which was completed on October 25, 2005, and items noted in the Commercial Commitments and Contractual Obligations discussion below, no other significant cash payments are anticipated in fiscal 2006 or beyond.
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

     Net cash provided by operating activities: Our net cash provided by operating activities was $83.4 million in the first quarter of fiscal 2006 compared to $9.2 million in the first quarter of fiscal 2005. All four segments showed positive cash flows in the first quarter of fiscal 2006 and improved cash flows when compared to the prior-year quarter. The increase was led by improved accounts receivable collections in our Government Communications Systems segment and the increased profitability in our RF Communications segment. We expect cash flow provided by operating activities in fiscal 2006 to be in the $300 million to $350 million range.
     Net cash used in investing activities: Our net cash used in investing activities was $24.0 million in the first quarter of fiscal 2006 compared to net cash used in investing activities of $85.5 million in the first quarter of fiscal 2005. The major decline in the use of cash for investing activities relates to the prior-year purchase of Orkand in the first quarter of fiscal 2005. Net cash used in investing activities in the first quarter of fiscal 2006 was due to the additions of plant and equipment of $14.6 million and the addition of capitalized software for $9.4 million. Our total capital expenditures, including capitalized software in fiscal 2006 are expected to be in the $105 million to $115 million range.
     Net cash provided by (used in) financing activities: Our net cash provided by financing activities in the first quarter of fiscal 2006 was $291.2 million, compared to net cash used in financing activities in the first quarter of fiscal 2005 of $3.4 million. The net cash provided from financing activities in the first quarter of fiscal 2006 was primarily from the issuance of $300 million 5% Notes due October 1, 2015. See “Note G – Long-Term Debt” for more information. The net cash provided by financing activities in the first quarter of fiscal 2006 also included cash dividends of $10.6 million and the repurchase of common stock of $6.0 million. This was partially offset by proceeds from the exercise of employee stock options of $13.6 million in the first quarter of fiscal 2006.
     The net cash used in financing activities in the first quarter of fiscal 2005 was primarily due to cash dividends of $8.0 million and net payments of borrowings of $3.9 million. This was partially offset by proceeds from the exercise of employee stock options of $8.5 million in the first quarter of fiscal 2005.
Common Stock Repurchases
     We repurchased 150,000 shares of our common stock under our repurchase program during the first quarter of fiscal 2006. We did not repurchase any shares of our common stock during the first quarter of fiscal 2005. We currently expect that we will repurchase shares of common stock to offset the dilutive effect of shares issued under our share-based incentive plans. Additionally, if warranted, we will consider accelerating our purchases. Additional information regarding share repurchases and our repurchase program is set forth under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
Dividend Policy
     On August 27, 2005, our Board of Directors authorized a 33 percent increase in our quarterly common stock dividend to $0.08 per share for an annualized rate of $0.32 per share. This is our fourth consecutive annual increase. Our annual common stock dividend was $0.24 per share in fiscal 2005, on a post stock-split basis.
Capital Structure and Resources
     On March 31, 2005, we entered into a five-year senior unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of lenders. The Credit Agreement provides for the extension of credit to us in the form of revolving loans and letters of credit issuances at any time and from time to time during the term of the Credit Agreement, in an aggregate principal amount at any time outstanding not to exceed $500 million (we may request an increase, not to exceed $250 million). The Credit Agreement may be used for working capital and other general corporate purposes and to support any commercial paper that we may issue. At our election, borrowings under the Credit Agreement will bear interest either at LIBOR plus an applicable margin or at the base rate. The base rate is a fluctuating rate equal to the higher of the Federal funds rate plus 0.50 percent or SunTrust Bank’s publicly announced prime lending rate. The Credit Agreement provides that the interest rate margin over LIBOR, initially set at 0.50 percent, will increase or decrease within certain limits based on changes in the ratings of our senior, unsecured long-term debt securities. We are also permitted to request borrowings with interest rates and terms that are to be set pursuant to competitive bid procedures or directly negotiated with a lender or lenders.
     The Credit Agreement contains certain covenants, including covenants limiting liens on our assets; limiting certain mergers, consolidations or sales of assets; limiting certain sale and leaseback transactions; limiting certain vendor financing investments; and limiting the use of proceeds for hostile acquisitions. The Credit Agreement also prohibits our consolidated ratio of total indebtedness to total capital from being greater than 0.60 to 1.00 and prohibits our consolidated ratio of adjusted EBITDA to net interest expense from being less than 3.00 to 1.00 for any four-quarter period. The Credit Agreement contains certain events of default, including payment defaults; failure to perform or observe terms and covenants; material inaccuracy of representations or warranties; default under other indebtedness with a principal amount in excess of $50 million; the occurrence of one or more judgments or orders for the payment of money in excess of $50 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $50 million; failure to pay debts as they come due, or our bankruptcy; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings, together with accrued interest and fees, to be immediately due and payable. All amounts borrowed or outstanding under the Credit Agreement are due and mature on March 31, 2010, unless the commitments are terminated earlier either at our request or if certain events of default occur. At September 30, 2005, no borrowings were outstanding under the Credit Agreement.
     On September 20, 2005, we completed the issuance of $300 million of 5% Notes due October 1, 2015. Interest on the notes is payable on April 1 and October 1 of each year, beginning April 1, 2006. We may redeem the notes in whole, or in part, at any time at the “make-whole” redemption price. The “make-whole” redemption price is equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus 15 basis points. In each case, we will pay accrued interest on the principal amount of the notes being redeemed to the redemption date. We incurred $4.1 million in debt issuance costs and discounts related to the issuance of these notes, which are being amortized on a straight-line basis over a ten-year period and reflected as a portion of interest expense in the Condensed Consolidated Statement of Income.
     We have a universal shelf registration statement related to the potential future issuance of up to an additional $200 million of securities, including debt securities, preferred stock, common stock, fractional interests in preferred stock represented by depository shares and warrants to purchase debt securities, preferred stock or common stock.
     Our debt is currently rated “BBB” by Standard and Poor’s Rating Group and “Baa2” by Moody’s Investors Service. We expect to maintain operating ratios, fixed-charge coverage ratios and balance sheet ratios sufficient for retention of these debt ratings. There are no assurances that our credit ratings will not be reduced in the future. If our credit rating is lowered below “investment grade,” then we may not be able to issue short-term commercial paper, but may instead need to borrow under our credit facilities or pursue other options. We do not currently foresee losing our investment-grade debt ratings. If our debt ratings were downgraded, however, it may adversely impact, among other things, our future borrowing costs and access to capital markets.
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
     Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of September 30, 2005, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, cash flows or financial condition.

Commercial Commitments and Contractual Obligations
     The amounts disclosed in our Fiscal 2005 Form 10-K include all of our commercial commitments and contractual obligations. During the quarter ended September 30, 2005, material changes occurred in our contractual cash obligations to repay debt as discussed in the section “Capital Structure and Resources” of this MD&A and during the quarter we entered into an agreement to acquire Leitch, which was completed following the end of the first quarter of fiscal 2006 as discussed in the section “Cash and Cash Equivalents” of this MD&A. No other material changes occurred in our contractual cash obligations to repay debt, purchase goods and services and to make payments under operating leases or our commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our Fiscal 2005 Form 10-K.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
     Our consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1: “Significant Accounting Policies” in our Notes to Consolidated Financial Statements included in our Fiscal 2005 Form 10-K. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting estimates for us include: (i) revenue recognition on long-term contracts and contract estimates, (ii) provisions for excess and obsolete inventory losses, (iii) valuation of selected investments, (iv) impairment testing of goodwill, and (v) income taxes and tax valuation allowances. For additional discussion of our critical accounting estimates, see our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2005 Form 10-K.
Impact Of Recently Issued Accounting Pronouncements
     There are no accounting pronouncements that have recently been issued but not yet implemented by us that would have a material impact on our financial position, cash flows and results of operations. As of July 2, 2005, we adopted FAS 123R, which did not have a material impact on our financial position or cash flows. See Note B -- “Stock Options and Share-Based Compensation” for further information.
FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements: of our plans, strategies and objectives for future operations; concerning new products, services or developments; regarding future economic conditions, performance or outlook; as to the outcome of contingencies; as to the value of our contract awards and programs; of expected cash flows or capital expenditures; of beliefs or expectations; and of assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on forward-looking statements, which reflect management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q. Forward-looking statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our consolidated results and the forward-looking statements could be affected by many factors, including:
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
     Additional details and discussions concerning some of the factors that could affect our forward-looking statements or results are set forth in MD&A included in our Fiscal 2005 Form 10-K under the heading “Forward-Looking Statements and Factors that May Affect Future Results.” The foregoing list of factors and the factors set forth in the MD&A included in our Fiscal 2005 Form 10-K are not exhaustive. Additional risks and uncertainties not known to us or that we currently believe not to be material also may adversely impact our operations and financial position. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition and results of operations. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date hereof and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements or to update the reasons actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.
     Foreign Exchange and Currency: We use foreign exchange contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers, and intercompany loans. We believe the use of foreign currency financial instruments should reduce the risks that arise from doing business in international markets. At September 30, 2005, we had open foreign exchange contracts with a notional amount of $70.3 million, of which $46.0 million were classified as cash flow hedges and $24.3 million were classified as fair value hedges. This compares to total foreign exchange contracts with a notional amount of $73.3 million as of July 1, 2005, of which $48.6 million were classified as cash flow hedges and $24.7 million were classified as fair value hedges. At September 30, 2005, contract expiration dates range from less than 1 month to 14 months with a weighted average contract life of 6 months.

     More specifically, the foreign exchange contracts classified as cash flow hedges are primarily being used to hedge currency exposures from cash flows anticipated from the Bowman program in our RF Communications segment, operating expenses in our Microwave Communications segment’s Canadian operations and payments to a vendor in the U.K. that is supporting one of our contracts in our Government Communications Systems segment. The Bowman contract is for our tactical radio products and was awarded in the second quarter of fiscal 2002. Under the contract, the customer pays in Pounds Sterling. We have hedged the forecasted cash flows related to payments made to our U.S. operations to maintain our anticipated profit margins. We also have hedged U.S. dollar payments to suppliers to maintain our anticipated profit margins in our U.K. operations. As of September 30, 2005, we estimated that a pre-tax gain of $0.4 million would be reclassified into earnings from comprehensive income within the next 10 months related to the cash flow hedges for the Bowman program. As of September 30, 2005, we estimated that a pre-tax gain of $0.7 million would be reclassified into earnings from comprehensive income within the next 12 months related to the cash flow hedges for the operating expenses of our Microwave Communications segment’s Canadian operations. As of September 30, 2005, we estimated that a pre-tax loss of $0.4 million would be reclassified into earnings from comprehensive income within the next 14 months related to the cash flow hedges for payments to a vendor in the U.K. that is supporting one of our contracts in our Government Communications Systems segment. The amount of pre-tax loss that would be reclassified into earnings from comprehensive income over the next 12 months from the other transactions we are hedging was $0.2 million as of September 30, 2005.
     We have also entered into a zero-premium collar hedge of approximately $248 million for our acquisition of Leitch. During the first quarter of fiscal 2006, we recorded a pre-tax gain of $0.4 million related to this derivative in earnings. As this is considered a speculative derivative, the gain was recorded on the Condensed Consolidated Statement of Income as an offset to engineering, selling, and administrative expenses.
     The net gain included in our earnings in the first quarter of fiscal 2006 and the first quarter of fiscal 2005 representing the amount of fair value and cash flow hedges’ ineffectiveness was not material. No amounts were recognized in our earnings in the first quarter of fiscal 2006 or the first quarter of fiscal 2005 related to the component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. In addition, no amounts were recognized in our earnings in the first quarter of fiscal 2006 or the first quarter of fiscal 2005 related to hedged firm commitments that no longer qualify as fair value hedges. All of these derivatives were recorded at their fair value on the balance sheet in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
     Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for our foreign currency derivatives held at September 30, 2005 would have an impact of approximately $5.7 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.
     Interest Rates: We utilize a balanced mix of debt maturities, along with both fixed-rate and variable-rate debt and available lines of credit, to manage our exposure to changes in interest rates. We do not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2006. There can be no assurances, however, that interest rates will not change significantly.
Item 4. Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal quarter ended September 30, 2005, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial

Officer have concluded that as of the end of the fiscal quarter ended September 30, 2005 our disclosure controls and procedures were effective.
     (b) Changes in internal control: During fiscal 2005 we reviewed our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of acquired business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties, and implementing additional monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     On August 17, 1998, we filed a patent infringement claim against Ericsson, Inc. (“Ericsson”) in the U.S. Federal District Court for the Eastern District of Virginia and on November 5, 1998, the Court transferred the case to the Northern District of Texas (“District Court”). On October 29, 2002, a jury rendered a verdict in our favor against Ericsson and its parent company. The jury awarded us approximately $61 million in compensatory damages and found that Ericsson’s conduct was “willful.” Following the rendering of such verdict, we filed a motion to enhance the damages based upon the finding of willfulness, and Ericsson filed motions: (i) to decrease the damage award, (ii) to order a new trial, and (iii) for non-infringement and invalidity of the relevant patent notwithstanding the jury’s verdict. On July 17, 2003, the District Court issued a ruling on these motions denying Ericsson’s motions for non-infringement and invalidity of the patent, but ruled that unless we agreed to a lowered damage award of $43 million in compensatory damages, it was granting Ericsson’s motion for a new trial on the issue of damages. We agreed to the lowered damages and thus, a judgment was entered for us in the amount of $43 million plus $1 million for enhanced damages and $1 million for attorneys’ fees, as well as pre-judgment interest. During the second quarter of fiscal 2004, Ericsson appealed the judgment of the District Court to the United States Court of Appeals for the Federal Circuit (“CAFC”). We filed a cross appeal seeking to increase the amount of enhanced damages. The briefing for the appeal was completed in the second quarter of fiscal 2004 and oral arguments were held during the second quarter of fiscal 2005. On August 5, 2005, the CAFC issued an opinion vacating the jury’s finding of infringement on one of the four patent claims; vacating the District Court’s denial of post-trial briefs by Ericsson; and remanding the case to the District Court for further proceedings. A dissenting opinion was also published. On August 19, 2005, we filed a petition for reconsideration and, in the alternative, a petition for rehearing by the CAFC. Subsequent to the filing of our petition for reconsideration or rehearing, the parties initiated discussions which resulted in a cross-license patent agreement and a global resolution of all pending litigation between Harris and Ericsson. In the agreement entered into as of October 5, 2005, it was agreed, among other things, that all lawsuits, including counterclaims filed by the parties currently pending in the U.S. Federal District Court in Dallas and the Federal Court in Canada, will be dismissed with prejudice; Harris’ petition for rehearing and review of the CAFC’s decision in the District Court case filed with CAFC will be withdrawn and dismissed; and Ericsson’s $4.3 million plus applicable interest and costs judgment against Harris obtained in the U.S. Federal District Court in Sherman, Texas has been dismissed. This agreement will not have a material impact on our financial position, results of operations or cash flows.
     On July 29, 2002, we received a demand letter from Bourdex Telecommunications Limited (“Bourdex”), a Nigerian-based customer for a product of our former analog base station business and related services, alleging (i) breach of contract, and (ii) deceit based upon misrepresentation. In accordance with the contract, we submitted an arbitration request pursuant to the International Chamber of Commerce’s Procedural Rules asking for a determination that we fully complied with the contract and that we owed no further duty to Bourdex. In January 2003, Bourdex restated its demand at $22.3 million. The arbitration hearing took place beginning in March 2004 and concluded in July 2004. Based on that hearing, the parties received a decision from the arbitration panel in January 2005 indicating that we breached a duty to Bourdex, based on a special relationship that developed between the parties. According to the decision, other issues still need to be considered, subject to further pleadings on the topic of appropriate remedies, if any. After the January 2005 decision, Bourdex continued to revise its demands. The current demand is for approximately $35 million. A hearing on the issue of remedies and damages was held during the first quarter of fiscal 2006 and we are awaiting the decision. We intend to continue the vigorous defense of this claim and consider appropriate appellate relief. We believe that the potential losses related to this case range from no liability to the amount of Bourdex’s demand and accordingly we have not accrued any liability for this item as of September 30, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
     During the first quarter of fiscal 2006, we repurchased 150,000 shares of our common stock at an average price of $39.98 per share. We did not repurchase any shares of our common stock during the first quarter of fiscal 2005. We currently expect that we will repurchase shares of our common stock to offset the dilutive effect of shares issued under our share-based incentive plans. Additionally, if warranted, we will consider accelerating our repurchases.
     The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended September 30, 2005:

			Total number of	Maximum number of
			shares purchased as	shares that may yet
			part of publicly	be purchased under
	Total number of	Average price paid	announced plans or	the plans or
Period*	shares purchased	per share	programs (1)	programs (1)
Month No. 1
(July 2, 2005–July 29, 2005)
Repurchase Programs (1)	None	n/a	None	4,566,000
Employee Transactions (2)	None	n/a	n/a	n/a

Month No. 2
(July 30, 2005–August 26, 2005)
Repurchase Programs (1)	None	n/a	None	4,566,000
Employee Transactions (2)	111,367	$36.93	n/a	n/a

Month No. 3
(August 27, 2005–September 30, 2005)
Repurchase Programs (1)	150,000	$39.98	150,000	4,416,000
Employee Transactions (2)	229,595	$41.38	n/a	n/a

Total	490,962	$39.94	150,000	4,416,000

*	Periods represent our fiscal months.
(1) On April 27, 2004, we announced that our Board of Directors approved a share repurchase program that authorizes us to repurchase, on a post-stock split basis, up to 6 million shares through open-market transactions, or in negotiated block transactions. This program does not have an expiration date. The maximum number of shares that may yet be purchased under our currently authorized repurchase program as of September 30, 2005 is 4,416,000. All repurchases made in the quarter ended September 30, 2005 under this program were made in open-market transactions. As a matter of policy, we do not repurchase shares during the period beginning on the 15th day of the third month of a fiscal quarter and ending two days following the public release of earnings and financial results for such fiscal quarter.
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
Item 3. Defaults Upon Senior Securities.
     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
Not Applicable.
Item 5. Other Information.
Not Applicable.
Item 6. Exhibits.
The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:
(1)	(a) Underwriting Agreement dated as of September 15, 2005 among Harris Corporation and Morgan Stanley Co. Incorporated and Bank of America Securities, LLC, on behalf of several underwriters, named therein, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2005. (Commission File Number 1-3863)
(2)	(a) Arrangement Agreement between Harris Corporation and Leitch Technology Corporation, dated August 31, 2005, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2005. (Commission File Number 1-3863)
(b) Amending Agreement, dated as of September 12, 2005, between Harris Corporation and Leitch Technology Corporation, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2005. (Commission File Number 1-3863)
(c) Agreement and Plan of Merger, dated as of October 6, 2004, by and among Harris Corporation, Sunshine Merger Corp. and Encoda Systems Holdings, Inc., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2004.
(3)	(a) Restated Certificate of Incorporation of Harris Corporation (1995), incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996. (Commission File Number 1-3863)
(b) By-Laws of Harris Corporation as amended and restated effective February 28, 2005, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2005. (Commission File Number 1-3863)
(4)	(a) Specimen stock certificate for the Company’s Common Stock, incorporated herein by reference to Exhibit 4(a) to the Company’s Quarterly Report on From 10-Q for the fiscal quarter ended December 31, 2004. (Commission File Number 1-3863)
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
(h) Form of the Company’s 5% Notes due 2015, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2005. (Commission File No. 1-3863)
(i) Pursuant to Regulation S-K Item 601 (b) (4) (iii), Registrant by this filing agrees, upon request, to furnish to the SEC a copy of other instruments defining the rights of holders of long-term debt of the Company.
(10)	*(a) Amendment Number Twelve to the Harris Corporation Retirement Plan, dated August 19, 2005, incorporated herein by reference to Exhibit (10)(f)(xiii) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2005. (Commission File Number 1-3863)
*(b) Amendment Number Thirteen to the Harris Corporation Retirement Plan, dated as of October 10, 2005.
*(c) Offer Letter, dated July 5, 2005, by and between the Company and Jeffrey S. Shuman, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2005. (Commission File Number 1-3863)
*(d) Stock Option Agreement Terms and Conditions (as of 8/26/05) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2005. (Commission File Number 1-3863)
*(e) Performance Share Award Terms and Conditions (as of 8/26/05) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2005. (Commission File Number 1-3863)
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

HARRIS CORPORATION
(Registrant)

Date: October 27, 2005	By: /s/ Bryan R. Roub

Bryan R. Roub
Senior Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No.
Under Reg.
S-K, Item 601	Description
(1)	(a) Underwriting Agreement dated as of September 15, 2005 among Harris Corporation and Morgan Stanley Co. Incorporated and Bank of America Securities, LLC, on behalf of several underwriters, named therein, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2005. (Commission File Number 1-3863)

(2)	(a) Arrangement Agreement between Harris Corporation and Leitch Technology Corporation, dated August 31, 2005, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2005. (Commission File Number 1-3863)

(b) Amending Agreement, dated as of September 12, 2005, between Harris Corporation and Leitch Technology Corporation, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2005. (Commission File Number 1-3863)

(c) Agreement and Plan of Merger, dated as of October 6, 2004, by and among Harris Corporation, Sunshine Merger Corp. and Encoda Systems Holdings, Inc., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2004.

(3)	(a) Restated Certificate of Incorporation of Harris Corporation (1995), incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996. (Commission File Number 1-3863)

(b) By-Laws of Harris Corporation as amended and restated effective February 28, 2005, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2005. (Commission File Number 1-3863)

(4)	(a) Specimen stock certificate for the Company’s Common Stock, incorporated herein by reference to Exhibit 4(a) to the Company’s Quarterly Report on From 10-Q for the fiscal quarter ended December 31, 2004. (Commission File Number 1-3863)

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

Exhibit No.
Under Reg.
S-K, Item 601	Description
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

(h) Form of the Company’s 5% Notes due 2015, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2005. (Commission File No. 1-3863)

(i) Pursuant to Regulation S-K Item 601 (b) (4) (iii), Registrant by this filing agrees, upon request, to furnish to the SEC a copy of other instruments defining the rights of holders of long-term debt of the Company.

(10)	*(a) Amendment Number Twelve to the Harris Corporation Retirement Plan, dated August 19, 2005, incorporated herein by reference to Exhibit (10)(f)(xiii) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2005. (Commission File Number 1-3863)

*(b) Amendment Number Thirteen to the Harris Corporation Retirement Plan, dated as of October 10, 2005.

*(c) Offer Letter, dated July 5, 2005, by and between the Company and Jeffrey S. Shuman, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2005. (Commission File Number 1-3863)

*(d) Stock Option Agreement Terms and Conditions (as of 8/26/05) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2005. (Commission File Number 1-3863)

*(e) Performance Share Award Terms and Conditions (as of 8/26/05) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2005. (Commission File Number 1-3863)

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