Form 10-Q
period 2005-12-30
HARRIS CORP /DE/
filed 2006-01-26
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2005
or
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
Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of January 20, 2006, was 134,027,178 shares.

HARRIS CORPORATION
FORM 10-Q
For the Quarter Ended December 30, 2005
     This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries. HD Radio™ is a registered trademark of iBiquity Digital Corporation.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended		Two Quarters Ended
	December 30,	December 31,	December 30,	December 31,
	2005	2004	2005	2004
	(In millions, except per share amounts)
Revenue from product sales and services	$841.6	$737.2	$1,601.3	$1,406.6

Cost of product sales and services	(602.3)	(540.2)	(1,137.1)	(1,044.3)
Engineering, selling and administrative expenses	(171.0)	(124.2)	(312.5)	(225.2)
Non-operating income (loss)	(0.2)	(3.5)	(0.8)	(5.2)
Interest income	3.0	1.6	6.2	3.9
Interest expense	(10.1)	(6.0)	(16.5)	(12.0)

Income before income taxes	61.0	64.9	140.6	123.8
Income taxes	(31.0)	(19.8)	(60.3)	(38.6)

Net income	$30.0	$45.1	$80.3	$85.2

Net income per common share(1)

Basic	$.23	$.34	$.61	$.64

Diluted	$.22	$.33	$.58	$.62

Cash dividends paid per common share(1)	$.08	$.06	$.16	$.12

Basic weighted average shares outstanding(1)	132.9	132.9	132.6	132.7
Diluted weighted average shares outstanding(1)	141.7	141.7	141.4	141.3

(1) Net income per common share, cash dividends paid per common share and weighted average shares outstanding for the quarter and two quarters ended December 31, 2004 have been adjusted to reflect the two-for-one stock split effected as a 100 percent stock dividend in March 2005.
See Notes to Condensed Consolidated Financial Statements.

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	December 30,	July 1,
	2005	2005(1)
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$278.1	$377.6
Receivables	490.6	494.0
Inventories	411.3	347.8
Current deferred income taxes	113.6	96.0

Total current assets	1,293.6	1,315.4
Other Assets
Plant and equipment	331.7	307.8
Goodwill	906.5	569.9
Identifiable intangible assets	180.4	99.1
Non-current notes receivable	10.9	13.6
Other assets	162.7	151.6

	1,592.2	1,142.0

	$2,885.8	$2,457.4

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$6.6	$4.2
Accounts payable	155.6	163.7
Compensation and benefits	136.9	164.1
Other accrued items	155.9	114.1
Advance payments and unearned income	155.0	139.0
Income taxes payable	7.6	5.1
Current portion of long-term debt	2.4	—

Total current liabilities	620.0	590.2
Other Liabilities
Non-current deferred income taxes	42.4	26.7
Long-term debt	699.8	401.4
Shareholders’ Equity
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 250,000,000 shares authorized; issued and outstanding 133,014,759 shares at December 30, 2005 and 132,940,080 shares at July 1, 2005	133.0	132.9
Other capital	243.2	219.1
Retained earnings	1,147.8	1,093.7
Unearned compensation	—	(3.3)
Accumulated other comprehensive income (loss)	(0.4)	(3.3)

Total shareholders’ equity	1,523.6	1,439.1

	$2,885.8	$2,457.4

(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Two Quarters Ended
	December 30,	December 31,
	2005	2004
	(In millions)
Operating Activities
Net income	$80.3	$85.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	44.5	39.5
Non-current deferred income tax	1.9	4.5
Loss on the sale of securities available-for-sale	—	3.1
(Increase) decrease in:
Accounts and notes receivable	25.4	12.3
Inventories	(28.3)	(21.4)
Increase (decrease) in:
Accounts payable and accrued expenses	(46.8)	(48.7)
Advance payments and unearned income	16.0	3.0
Income taxes	3.1	(7.6)
Other	13.2	20.8

Net cash provided by operating activities	109.3	90.7

Investing Activities
Cash paid for acquired businesses	(443.5)	(426.4)
Additions of plant and equipment	(35.7)	(34.4)
Additions of capitalized software	(18.9)	(5.9)
Proceeds from the sale of securities available-for-sale	—	13.1

Net cash used in investing activities	(498.1)	(453.6)

Financing Activities
Proceeds from borrowings	321.1	69.4
Repayment of borrowings	(23.0)	(76.8)
Proceeds from exercise of employee stock options	20.0	22.8
Repurchase of common stock	(6.0)	(36.2)
Cash dividends	(21.3)	(16.0)

Net cash provided by (used in) financing activities	290.8	(36.8)

Effect of exchange rate changes on cash and cash equivalents	(1.5)	2.6

Net increase (decrease) in cash and cash equivalents	(99.5)	(397.1)

Cash and cash equivalents, beginning of year	377.6	627.5

Cash and cash equivalents, end of period	$278.1	$230.4

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 30, 2005
Note A — Basis of Presentation and Recent Accounting Pronouncements
Basis of Presentation
     The accompanying condensed consolidated financial statements of Harris Corporation and its subsidiaries (“Harris,” “Company,” “we,” “our,” and “us” refer to Harris Corporation and its consolidated subsidiaries) have been prepared by Harris, without an audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and changes in cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the quarter and two quarters ended December 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year. The balance sheet at July 1, 2005 has been derived from the audited financial statements but does not include all the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. We provide complete financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 1, 2005 (“Fiscal 2005 Form 10-K”).
     The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs — an amendment of Accounting Research Bulletin 43, Chapter 4” (“Statement 151”). Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Paragraph 5 of Accounting Research Bulletin (“ARB”) 43, Chapter 4 “Inventory Pricing,” previously stated that “...under certain circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current-period charges...” Statement 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, Statement 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement 151 is effective for fiscal years beginning after June 15, 2005. We implemented the provisions of Statement 151 during the first quarter of fiscal 2006, and it did not have a material impact on our financial position, results of operations or cash flows.
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“Statement 123R”), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and to recognize cost over the vesting period. In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC staff position regarding the application of Statement 123R, including interpretive guidance related to the interaction between Statement 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC announced that companies may implement Statement 123R at the beginning of their next fiscal year beginning after June 15, 2005, or December 15, 2005 for small business issuers. We implemented the provisions of Statement 123R and SAB 107 in the first quarter of fiscal 2006 using the modified-prospective method, and it did not have a material impact on our financial position or cash flows. See Note B — “Stock Options and Share-Based Compensation” for further information and the required disclosures under Statement 123R and SAB 107, including the impact of the implementation on our results of operations.
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“Statement 154”), which replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Statement 154 applies to all voluntary changes in accounting principles and applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Statement 154 requires retrospective application to prior period financial statements for a change in accounting principle. Previously, a change in accounting principle was recognized by including the change in the net income in the period of the change. Statement 154 is effective for fiscal years ending after December 15, 2005. We implemented the provisions of Statement 154 in the first quarter of fiscal 2006, and it did not have a material impact on our financial position, results of operations or cash flows.
     In June 2005, the FASB ratified the Emerging Issues Task Forces (“EITF”) Issue No. 05-06, “Determining the Amortization Period for Leasehold Improvements” (“Issue 05-06”). Issue 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of Issue 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired beginning in our second quarter of fiscal 2006. We implemented the provisions of Issue 05-06 in the second quarter of fiscal 2006, and it did not have a material impact on our financial position, results of operations or cash flows.
     In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1 and FAS 124-1”). FSP FAS 115-1 and FAS 124-1 address the determination as to when an impairment in equity securities (including cost method investments) and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost should be deemed other-than-temporary. FSP FAS 115-1 and FAS 124-1 nullifies certain requirements under EITF Issue No. 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” that required the investor to make an evidence-based judgment as to whether it has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment in determining whether the impairment was other than temporary, and the measurement of the impairment loss. The guidance in FSP FAS 115-1 and FAS 124-1 is effective for reporting periods beginning after December 15, 2005. We do not believe the adoption of FSP FAS 115-1 and FAS 124-1 will have a material impact on our financial position, results of operations or cash flows.
     In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3 provides a simplified alternative method to calculate the beginning pool of excess tax benefits against which excess future deferred tax assets (that result when the compensation cost recognized for an award exceeds the ultimate tax deduction) could be written off under Statement 123R. The guidance in FSP 123R-3 was effective on November 10, 2005. We may make a one-time election to adopt the transition method described in FSP 123R-3 before the end of our fiscal year ending June 30, 2006. We are currently evaluating the available transition alternatives of FSP 123R-3. We currently have implemented the provisions of Statement 123R following the guidance for calculating the pool of excess tax benefits described in paragraph 81 of Statement 123R and the guidance related to reporting cash flows described in paragraph 68 of Statement 123R. If we elect the alternative method described in FSP 123R-3, the effect of applying the transition method described in FSP 123R-3 must be reported as a change in accounting principle in accordance with Statement 154 and the financial results for periods subsequent to the adoption of Statement 123R must be retroactively restated. We will not be required, however, to justify the preferability of our election, if we elect the transition method described in FSP 123R-3, and we are free to choose either approach to the calculation of the pool of excess tax benefits. We do not believe the adoption of this FSP 123R-3 will have a material impact on our financial position, results of operations or cash flows.
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
Reclassifications
     Certain prior-year amounts have been reclassified on the condensed consolidated financial statements to conform with current year classifications. These reclassifications include additions for capitalized software being moved from cash flows from operating activities to cash flows from investing activities, and include unbilled costs and accrued earnings on fixed-price contracts in inventories on our Condensed Consolidated Balance Sheet.
Note B — Stock Options and Share-Based Compensation
     As of December 30, 2005, we had three shareholder-approved stock incentive plans for employees. We currently have the following types of share-based awards outstanding under these plans: stock options, performance share awards, performance unit awards, restricted stock awards and restricted unit awards. We believe that such awards more closely align the interests of our employees with those of our shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our stock incentive plans). Shares of common stock reserved for future awards under our stock incentive plans were 26,517,893 as of December 30, 2005.
     The compensation cost related to our share-based awards that was charged against income was $5.5 million for the quarter ended December 30, 2005 and $10.2 million for the two quarters ended December 30, 2005. The total income tax benefit included in net income for share-based compensation arrangements was $1.8 million for the quarter ended December 30, 2005 and $3.4 million for the two quarters ended December 30, 2005. None of the compensation cost related to share-based compensation arrangements was capitalized as part of inventory or fixed assets.
     Prior to the start of our fiscal year 2006, we accounted for the share-based compensation granted under our stock incentive plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”). In accordance with APB 25 we used the intrinsic-value method of accounting for stock option awards to employees and accordingly did not recognize compensation expense for our stock option awards to employees in our Consolidated Statement of Income prior to the start of our fiscal year 2006, as all option exercise prices were 100 percent of fair market value on the date the options were granted. Effective July 2, 2005, we implemented the fair value recognition provisions of Statement 123R and SAB 107 for all share-based compensation that was not vested as of the end of our fiscal year 2005.

     The following table illustrates the pro forma effect on net income and earnings per share for the quarter and two quarters ended December 31, 2004, assuming we had applied the fair value recognition provisions of Statement 123R to all previously granted share-based awards after giving consideration to potential forfeitures during such periods. The fair value of each option grant is estimated at the grant date using the Black-Scholes-Merton option-pricing model based on the assumptions listed below under “Stock Options.” The estimated fair value of options granted is amortized to expense over their vesting period, which is generally 3 years.

	Quarter Ended	Two Quarters Ended
	December 31,	December 31,
	2004	2004
	(In millions, except per share amounts)

Net income, as reported	$45.1	$85.2
The share-based employee compensation cost, net of $1.0 million and $1.6 million related tax benefit, respectively, included in net income as reported	2.0	3.3
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of $1.5 million and $2.9 million related tax benefit, respectively	(3.1)	(5.9)

Pro forma net income	$44.0	$82.6

Net income per common share, as reported
Basic	$0.34	$0.64
Diluted	$0.33	$0.62

Pro forma net income per common share
Basic	$0.33	$0.62
Diluted	$0.32	$0.60

     The impact of applying the provisions of Statement 123R and SAB 107 during the quarter and two quarters ended December 30, 2005 was as follows:

	Quarter Ended	Two Quarters Ended
	December 30,	December 30,
	2005	2005
	(In millions, except per share amounts)

Net income, as reported	$30.0	$80.3
The share-based employee compensation cost, net of $1.8 million and $3.4 million related tax benefit, respectively, included in net income as reported	3.7	6.8
Deduct: Total share-based employee compensation expense determined under the provisions of APB 25, net of $2.2 million and $4.4 million related tax benefit, respectively	(4.6)	(9.0)

Pro forma net income	$29.1	$78.1

Net income per common share, as reported
Basic	$0.23	$0.61
Diluted	$0.22	$0.58

Pro forma net income per common share
Basic	$0.22	$0.59
Diluted	$0.21	$0.57
     The implementation of Statement 123R did not have a material impact on our cash flow from operations or cash flow from financing activities during the quarter or two quarters ended December 30, 2005.
Stock Options
     The following information relates to stock options that have been granted under our shareholder-approved stock incentive plans. Option exercise prices are 100 percent of fair market value on the date the options are granted. Options may be exercised for a period set at the time of grant, which generally ranges from 7 to 10 years after the date of grant, and they generally become exercisable in installments, which are typically 50 percent one year from the grant date, 25 percent two years from the grant date and 25 percent three years from the grant date. A significant number of options granted by us in both fiscal 2005 and 2006 are subject to a vesting schedule in which they are 50 percent exercisable prior to the end of such fiscal year, a period of approximately 10 months from the grant date.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model which uses assumptions noted in the following table. Expected volatility is based on implied volatility from traded options on our stock, historical volatility of our stock price over the last ten years and other factors. The expected term of the options is based on historical observations of our stock over the past ten years, considering average years to exercise for all options exercised, average years to cancellation for all options cancelled and average years remaining for outstanding options, which is calculated based on the weighted-average vesting period plus the weighted-average of the difference between the vesting period and average years to exercise and cancellation. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury curve in effect at the time of grant.

	Two Quarters Ended
	December 30,	December 31,
	2005	2004
Expected dividends	0.9%	0.7%
Expected volatility	36.1	35.2
Risk-free interest rates	4.1%	3.0%
Expected term (years)	3.35	4.00
     We obtained an independent valuation to assist us in determining reliable market-based assumptions to estimate the fair value of stock options granted in the first quarter two quarters of fiscal 2006 and fiscal 2005.

     A summary of stock option activity under our stock incentive plans during the two fiscal quarters ended December 30, 2005 is as follows:

			Weighted-
		Weighted-	Average	Grant Date
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term (Years)	($ In millions)
Stock options outstanding at July 2, 2005	6,780,088	$19.18
Stock options granted	1,121,800	$37.35
Stock options exercised	(1,249,091)	$18.76
Stock options forfeited or expired	(64,904)	$25.82

Stock options outstanding at December 30, 2005	6,587,893	$22.28	6.0	$0.0

Stock options exercisable at December 30, 2005	4,273,945	$18.40	6.0	$0.0

     The weighted-average grant-date fair value was $10.78 for options granted during the first two quarters of fiscal 2006. The total intrinsic value of options exercised during the first two quarters of fiscal 2006 was $26.7 million at the time of exercise.
     A summary of the status of our nonvested stock options as of December 30, 2005, and changes during the two quarters then ended, are as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at July 2, 2005	1,952,554	$6.14
Stock options granted	1,121,800	$10.78
Stock options vested	(760,406)	$6.56

Nonvested stock options at December 30, 2005	2,313,948	$8.25

     As of December 30, 2005, there was $19.1 million of total unrecognized compensation cost related to nonvested stock options granted under our stock incentive plans. This cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares that vested during the two quarters ended December 30, 2005 was approximately $5.0 million.
Restricted Stock Awards
     The following information relates to awards of restricted stock that have been granted to employees under our stock incentive plans. The restrictions lapse upon the achievement of continued employment over a specified time period.
     The fair value of each restricted stock grant is based on the closing price of our stock on the date of grant and is amortized to expense over its vesting period. As of December 30, 2005, there were 397,916 shares of restricted stock outstanding.
     A summary of the status of our restricted stock as of December 30, 2005, and changes during the two quarters then ended, are as follows:

			Weighted-
		Weighted-	Average	Grant Date
		Average	Remaining	Intrinsic
		Grant	Contractual	Value
	Shares	Price	Term (Years)	($ In millions)
Restricted stock outstanding at July 2, 2005	253,666	$20.45
Restricted stock granted	146,250	38.42
Restricted stock vested	—	—
Restricted stock forfeited	(2,000)	30.70

Restricted stock outstanding at December 30, 2005	397,916	$24.38	2.1	$9.7

     As of December 30, 2005, there was $6.1 million of total unrecognized compensation cost arising from nonvested compensation related to restricted stock awards under our stock incentive plans. This cost is expected to be recognized over a weighted-average period of 2.1 years. No shares of restricted stock vested during the two quarters ended December 30, 2005.

Performance Share Awards
     The following information relates to awards of performance shares that have been granted to employees under our stock incentive plans. Generally, performance share awards are subject to performance criteria such as meeting predetermined earnings and revenue targets for a three-year plan period. These awards also generally vest at the expiration of the same three-year period. The final determination of the number of shares to be issued in respect of an award is determined by our Board of Directors, or a committee of our Board.
     The fair value of each performance share grant is based on the closing price of our stock on the date of grant and is amortized to expense over its vesting period, if performance measures are considered probable. As of December 30, 2005 there were 649,891 performance shares outstanding.
     A summary of the status of our performance shares as of December 30, 2005, and changes during the two quarters then ended, are as follows:

			Weighted-
			Average	Grant Date
		Weighted -Average	Remaining	Intrinsic
		Grant	Contractual	Value
	Shares	Price	Term (Years)	($ In millions)
Performance shares outstanding at July 2, 2005	505,110	$19.87
Performance shares granted	244,600	$37.23
Performance shares vested	(87,888)	$16.83
Performance shares forfeited	(11,931)	$22.66

Performance shares outstanding at December 30, 2005	649,891	$24.61	1.6	$16.0

     As of December 30, 2005, there was $8.3 million of total unrecognized compensation cost arising from nonvested compensation related to performance share awards under our stock incentive plans. This cost is expected to be recognized over a weighted-average period of 1.6 years. No performance shares vested during the two quarters ended December 30, 2005.
     In the first two quarters of fiscal 2006 we issued an aggregate of 989,899 shares under the terms of our stock incentive plans, which is net of shares withheld for tax purposes.
Note C — Business Combinations
Leitch
     On October 25, 2005, we completed the acquisition of Leitch Technology Corporation (“Leitch”), a publicly-held provider of high-performance video systems for the television broadcast industry. This acquisition has been accounted for under the purchase method of accounting, and, accordingly, the results of operations of Leitch have been included in the Condensed Consolidated Statements of Income and Cash Flows since the date of acquisition. Leitch is a wholly-owned subsidiary and is being operated within our Broadcast Communications segment. The purchase price of $539.9 million is calculated as follows:

(In millions)
Cash consideration paid to former Leitch shareholders	$465.1
Acquisition costs	12.4
Assumed liabilities	96.4
Less cash acquired	(34.0)

$539.9

     The amount of consideration to the former shareholders of Leitch was paid out of our interest-bearing cash and cash equivalents. The preliminary purchase price allocation for the Leitch acquisition resulted in current assets of $107.0 million, current liabilities of $78.5 million, goodwill of $336.1 million, identifiable intangible assets of $87.9 million and a write-off of in-process research and development in the second quarter of fiscal 2006 of $3.6 million. The identifiable intangible assets include developed technology of $56.5 million, customer relationships of $24.9 million and trade names of $6.5 million, and are being amortized on a straight-line basis over periods between 5 and 10 years. To assist us in determining the allocation of the purchase price, we obtained the assistance of an independent valuation specialist.

Pro Forma Results
     The following summary, prepared on a pro forma basis, presents unaudited consolidated results of operations as if Leitch had been acquired as of the beginning of the periods presented, after including the impact of adjustments such as: amortization of intangibles, decreased interest income from the use of cash and cash equivalents and the related income tax effects. This pro forma presentation does not include any impact of acquisition synergies.

	Quarter Ended		Two Quarters Ended
	December 30,	December 31,	December 30,	December 31,
	2005	2004	2005	2004
	(In millions, except per share amounts)
Revenue from product sales and services — as reported	$841.6	$737.2	$1,601.3	$1,406.6
Revenue from product sales and services — pro forma	$849.9	$777.6	$1,657.6	$1,490.8
Net income — as reported	$30.0	$45.1	$80.3	$85.2
Net income — pro forma	$28.1	$42.1	$74.2	$73.7
Net income per diluted common share — as reported	$.22	$.33	$.58	$.62
Net income per diluted common share — pro forma	$.21	$.30	$.54	$.53
     The pro forma results are not necessarily indicative of our results of operations had we owned Leitch for the entire periods presented.
Note D — Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
     Total comprehensive income for the quarter and two quarters ended December 30, 2005 and December 31, 2004 was comprised of the following:

	Quarter Ended		Two Quarters Ended
	December 30,	December 31,	December 30,	December 31,
	2005	2004	2005	2004
	(In millions)
Net income	$30.0	$45.1	$80.3	$85.2
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available-for-sale	—	2.3	(0.5)	1.7
Foreign currency translation	(2.8)	9.2	2.2	14.9
Net unrealized gain on hedging derivatives	0.1	0.2	1.2	1.3

Total comprehensive income	$27.3	$56.8	$83.2	$103.1

     The components of accumulated other comprehensive income (loss), net of related tax, at December 30, 2005 and July 1, 2005 are as follows:

	December 30,	July 1,
	2005	2005
	(In millions)
Net unrealized gain on securities available-for-sale	$—	$0.5
Foreign currency translation adjustments	(1.1)	(3.3)
Net unrealized gain (loss) on hedging activity	0.7	(0.5)

	$(0.4)	$(3.3)

Note E — Receivables
     Receivables are summarized below:

	December 30,	July 1,
	2005	2005
	(In millions)

Accounts receivable	$425.2	$421.2
Unbilled cost from cost-plus contracts	66.4	70.3
Notes receivable due within one year	16.8	18.3

	508.4	509.8
Less allowances for collection losses	(17.8)	(15.8)

	$490.6	$494.0

Note F — Inventories
     Inventories are summarized below:

	December 30,	July 1,
	2005	2005
	(In millions)

Unbilled costs and accrued earnings on fixed-price contracts	$115.2	$87.2
Finished products	97.3	60.6
Work in process	30.4	25.3
Raw materials and supplies	168.4	174.7

	$411.3	$347.8

     Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $103.6 million at December 30, 2005 and $84.0 million at July 1, 2005.
Note G — Plant and Equipment
     Plant and equipment are summarized below:

	December 30,	July 1,
	2005	2005
	(In millions)

Land	$9.4	$9.6
Buildings	317.2	307.2
Machinery and equipment	672.5	640.8

	999.1	957.6
Less allowances for depreciation	(667.4)	(649.8)

	$331.7	$307.8

     Depreciation expense related to plant and equipment for the quarter and two quarters ended December 30, 2005 was $13.2 million and $28.5 million, respectfully. Depreciation expense related to plant and equipment for the quarter and two quarters ended December 31, 2004 was $12.5 million and $24.0 million, respectively.

Note H — Goodwill and Identifiable Intangible Assets
     Changes in the carrying amount of goodwill for the two quarters ended December 30, 2005 by business segment are as follows:

	Government
	Communications	RF	Microwave	Broadcast
	Systems	Communications	Communications	Communications	Total
	(In millions)
Balance at July 1, 2005	$126.3	$6.0	$26.1	$411.5	$569.9
Goodwill acquired during the period	—	—	—	336.1	336.1
Other (including translation and true-ups of previously estimated purchase price allocations)	—	—	0.3	0.2	0.5

Balance at December 30, 2005	$126.3	$6.0	$26.4	$747.8	$906.5

     We have identifiable intangible assets related primarily to technology acquired through acquisitions. The unamortized identifiable intangible assets on our Condensed Consolidated Balance Sheet were $180.4 million at December 30, 2005 and $99.1 million at July 1, 2005. Accumulated amortization related to identifiable intangibles was $26.1 million at December 30, 2005 and $16.8 million at July 1, 2005. Our identifiable intangible assets are being amortized over their useful economic lives, which range from 5 years to 17 years. The weighted average useful life of our identifiable intangible assets is 8.0 years. Amortization expense related to identifiable intangible assets for the quarter and two quarters ended December 30, 2005 was $5.7 million and $9.3 million, respectively. Amortization expense related to identifiable intangible assets for the quarter and two quarters ended December 31, 2004 was $2.8 million and $3.5 million, respectively. The estimated amortization expense related to identifiable intangible assets for the last two quarters of fiscal 2006 is $13.4 million and for the five fiscal years following fiscal 2006 and in total thereafter is: $26.6 million in fiscal 2007, $26.6 million in fiscal 2008, $26.5 million in fiscal 2009, $25.9 million in fiscal 2010, $25.0 million in fiscal 2011 and $36.4 million thereafter.
Note I — Selected Investments
     We have equity investments in technology companies, which are accounted for using the cost method of accounting. These investments are included in the “Other assets” caption on our Condensed Consolidated Balance Sheet. These selected investments are summarized below:

	December 30,	July 1,
	2005	2005
	(In millions)
Investments (ownership interest)
Terion, Inc. (19.6%)	$23.0	$27.0
AuthenTec, Inc. (17.7%)	10.5	12.3

	$33.5	$39.3

     Terion, Inc. (“Terion”) is a privately-held company that provides wireless data communication and information solutions for mobile and remote business-to-business applications focusing on the transportation industry. It has sold units to customers such as J.B. Hunt Transport Services, Inc. and XTRA Lease, a division of XTRA Corporation. None of Terion’s revenue is generated from Harris or its affiliates. We have invested technology and cash in Terion since fiscal 1994 and we currently nominate one member of Terion’s five member board of directors. The maximum exposure to loss we have with our interest in Terion is $23.0 million. During the second quarter of fiscal 2006 we recorded a $4.0 million other-than-temporary impairment in our investment in Terion, which was caused by less than expected operating results during calendar 2005 and a downward revision of forecasted future results.
     AuthenTec, Inc. (“AuthenTec”) is a privately-held company that provides advanced biometric fingerprint sensors to the PC, wireless, PDA, access control and automotive markets. AuthenTec has shipped over one million of its TruePrint® technology-based sensors to several customers in a multitude of countries worldwide. AuthenTec’s revenue generated from Harris or its affiliates has not been material. We have invested technology and cash in AuthenTec since 1998 and we currently nominate one member of AuthenTec’s board of directors. The maximum exposure to loss we have with our interest in AuthenTec is $10.5 million. During the second quarter of fiscal 2006 we recorded a $1.8 million other-than-temporary impairment in our investment in AuthenTec, which was caused by less than expected operating results during calendar 2005 and a downward revision of forecasted future results.

Note J — Long-Term Debt
     On September 20, 2005, we completed the issuance of $300 million principal amount of 5% Notes due October 1, 2015. Interest on the notes is payable on April 1 and October 1 of each year, beginning April 1, 2006. We may redeem the notes in whole, or in part, at any time at the “make-whole” redemption price. The “make-whole” redemption price is equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus 15 basis points. In each case, we will pay accrued interest on the principal amount of the notes being redeemed to the redemption date. We incurred $4.1 million in debt issuance costs and discounts related to the issuance of the notes, which are being amortized on a straight-line basis over a ten-year period and reflected as a portion of interest expense in the Condensed Consolidated Statement of Income.
Note K — Accrued Warranties
     Changes in our warranty liability, which are included as a component of “Other accrued items” on the Condensed Consolidated Balance Sheet, during the first two quarters of fiscal 2006, are as follows:

(In millions)
Balance as of July 1, 2005	$19.4
Warranty provision for sales made during the two quarters ended December 30, 2005	8.7
Settlements made during the two quarters ended December 30, 2005	(5.7)
Other adjustments to the warranty liability, including those for acquisitions and foreign currency translation, during the two quarters ended December 30, 2005	3.6

Balance as of December 30, 2005	$26.0

Note L — Net Income Per Diluted Share
     The computations of net income per diluted share are as follows:

	Quarter Ended		Two Quarters Ended
	December 30,	December 31,	December 30,	December 31,
	2005	2004	2005	2004
	(In millions, except per share amounts)
Net income	$30.0	$45.1	$80.3	$85.2
Impact of convertible debentures	1.0	0.9	2.0	1.8

Net income used in diluted share calculation(A)	$31.0	$46.0	$82.3	$87.0

Basic weighted average shares outstanding	132.9	132.9	132.6	132.7
Impact of dilutive stock options	2.2	2.2	2.2	2.0

Impact of convertible debentures	6.6	6.6	6.6	6.6

Diluted weighted average shares outstanding(B)	141.7	141.7	141.4	141.3

Net income per diluted share(A)/(B)	$.22	$.33	$.58	$.62
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
     After giving effect to the adjustment in connection with our March 2005 stock split, a holder will receive 44.2404 shares of our common stock for each $1,000 of debentures surrendered for conversion. This represents a conversion price of $22.625 per share of our common stock. Based upon satisfaction of the market price trigger as of the end of the calendar quarter ended December 31, 2005, these debentures are convertible into shares of our common stock during the calendar quarter ending March 31, 2006.
     We assessed whether the embedded conversion feature within our 3.5% Convertible Debentures due 2022 should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings under paragraph 12 of FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”). Based on our assessment we have determined that the conversion feature is not required to be bifurcated under the provisions of Statement 133; EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock"; FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”; and EITF Issue No. 05-2, “The Meaning of Conventional Convertible Debt Instrument in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”
Note M — Non-Operating Income (Loss)
     The components of non-operating income (loss) are as follows:

	Quarter Ended		Two Quarters Ended
	December 30,	December 31,	December 30,	December 31,
	2005	2004	2005	2004
	(In millions)
Gain (loss) from the sale of securities available-for-sale	$—	$(3.0)	$—	$(3.1)
Write-downs of investments for other than temporary decreases in market value	(6.2)	—	(6.4)	(1.1)

Royalty income (expense)	6.0	(0.5)	5.7	(0.9)
Equity loss	—	—	(0.1)	(0.1)

	$(0.2)	$(3.5)	$(0.8)	$(5.2)

     The second quarter of fiscal 2006 non-operating loss includes income of $6.1 million from the settlement of intellectual property infringement lawsuits with Ericsson as well as losses from the other-than-temporary impairment of our investments in Terion and AuthenTec for $4.0 million and $1.8 million, respectively. Additional information regarding such lawsuits is set forth in this report under Part II. Item 1. “Legal Proceedings.”
Note N — Business Segments
     We are structured primarily around the markets we serve and operate in four business segments — Government Communications Systems, RF Communications, Microwave Communications and Broadcast Communications. Our Government Communications Systems segment engages in advanced research and develops, designs, produces and services advanced communication and information processing systems, primarily to the U.S. Department of Defense and various other agencies of the U.S. Government. Our RF Communications segment performs advanced research and develops, designs, manufactures, sells and services secure tactical radio products, primarily to the U.S. Department of Defense and various international defense agencies. Our Microwave Communications segment designs, manufactures, sells and services microwave radio products; and develops, designs, produces, sells and services network management systems, primarily to cellular network providers and private network users. Our Broadcast Communications segment designs, manufactures, sells and services television and radio transmission products; high-performance video systems and products; software solutions related to automation, asset management control and workflow; and broadcast networking systems and products, primarily to radio and television broadcasters as well as governmental agencies.

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
     Total assets by business segment are summarized below:

	December 30,	July 1,
	2005	2005
	(In millions)
Total Assets
Government Communications Systems	$649.8	$626.5
RF Communications	239.6	197.5
Microwave Communications	339.3	353.8
Broadcast Communications	1,226.3	729.2
Headquarters	430.8	550.4

	$2,885.8	$2,457.4

     Segment revenue, segment operating income (loss) and a reconciliation of segment operating income (loss) to total income before income taxes follows:

	Quarter Ended		Two Quarters Ended
	December 30,	December 31,	December 30,	December 31,
	2005	2004	2005	2004
	(In millions)
Revenue
Government Communications Systems	$443.5	$447.3	$876.0	$879.5
RF Communications	180.8	116.3	351.7	229.6
Microwave Communications	89.2	85.5	164.5	154.9
Broadcast Communications	135.4	98.9	223.1	166.3
Corporate eliminations	(7.3)	(10.8)	(14.0)	(23.7)

	$841.6	$737.2	$1,601.3	$1,406.6

Income Before Income Taxes
Segment Operating Income (Loss):
Government Communications Systems	$53.9	$53.1	$107.3	$98.2
RF Communications	61.5	32.4	119.6	63.9
Microwave Communications (1)	(29.5)	2.6	(26.5)	3.5
Broadcast Communications (2)	3.2	1.0	(8.8)	3.3
Headquarters expense	(15.7)	(13.6)	(31.2)	(27.4)
Corporate eliminations	(5.1)	(2.7)	(8.7)	(4.4)
Non-operating (loss)	(0.2)	(3.5)	(0.8)	(5.2)
Net interest	(7.1)	(4.4)	(10.3)	(8.1)

	$61.0	$64.9	$140.6	$123.8

(1)	The operating loss in the Microwave Communications segment in the second quarter of fiscal 2006 included $35.5 million in inventory write-downs and other charges associated with decisions made in the second quarter of fiscal 2006 regarding product discontinuances and the planned shutdown of manufacturing activities in our Montreal, Canada plant.

(2)	The operating income in the Broadcast Communications segment in the second quarter of fiscal 2006 included approximately $6.5 million for costs associated with the segment’s acquisition of Leitch ($3.6 million write-off of in-process research and development and $2.9 million of other expenses) and $5.2 million for costs associated with the continuing consolidation of manufacturing locations and cost-reduction initiatives. Included in the $5.2 million of charges were severance-related exit costs of approximately $0.6 million and facility-related costs of $2.3 million. The operating loss in the Broadcast Communications segment for the first two quarters of fiscal 2006 also includes an additional $18.0 million in charges associated with consolidating manufacturing locations. Included in these charges were severance-related exit costs of approximately $6.5 million.

Note O — Income Taxes
     Our effective tax rate (income taxes as a percentage of income before income taxes) was 50.8 percent in the second quarter of fiscal 2006, compared to 30.5 percent in the second quarter of fiscal 2005 and 42.9 percent in the first two quarters of fiscal 2006 compared to 31.2 percent in the first two quarters of fiscal 2005. The increase in the tax rate is primarily attributable to inventory write-downs and other charges taken in our Microwave Communications and Broadcast Communications segments in foreign jurisdictions where we have significant net operating losses, whose realization is considered uncertain.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Harris Corporation
     We have reviewed the condensed consolidated balance sheet of Harris Corporation and subsidiaries as of December 30, 2005, and the related condensed consolidated statement of income for the quarter and two quarters ended December 30, 2005 and December 31, 2004, and the condensed consolidated statement of cash flows for the two quarters ended December 30, 2005 and December 31, 2004. These financial statements are the responsibility of the Company’s management.
     We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
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
January 20, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Harris. MD&A is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, our Condensed Consolidated Financial Statements (Unaudited) and related Notes to Condensed Consolidated Financial Statements (“Notes”) appearing elsewhere in this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and related Notes to Consolidated Financial Statements and MD&A included in our Fiscal 2005 Form 10-K. Except for the historical information contained herein, the discussions in the MD&A contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under “Forward-Looking Statements and Factors that May Affect Future Results.” All share and per share amounts have been adjusted to reflect the stock split in the form of a 100 percent stock dividend effected on March 30, 2005.
     The following is a list of the sections of the MD&A contained in this Quarterly Report on Form 10-Q, together with our perspective on the contents of these sections of MD&A, which we hope will make reading these pages more productive.
•	Operations Review — an analysis of our consolidated results of operations and of the results in each of our four operating segments, to the extent the operating segment results are material to an understanding of our business as a whole, for the periods presented in our Condensed Consolidated Financial Statements.

•	Liquidity and Capital Resources — an analysis of cash flows, common stock repurchases, dividend policy, capital structure and resources, off-balance sheet arrangements, commercial commitments and contractual obligations.

•	Application of Critical Accounting Policies — information about accounting policies that require critical judgments and estimates and of accounting pronouncements that have been issued but not yet implemented by us and their potential impact.

•	Forward-Looking Statements and Factors that May Affect Future Results — cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.
OPERATIONS REVIEW
Highlights
     Operations results for the second quarter of fiscal 2006 include:
•	Net income decreased 33.5 percent from $45.1 million, or $.33 per diluted share, in the second quarter of fiscal 2005 to $30.0 million, or $.22 per diluted share, in the second quarter of fiscal 2006;

•	Revenue increased 14.2 percent from $737.2 million in the second quarter of fiscal 2005 to $841.6 million in the second quarter of fiscal 2006;

•	Government Communications Systems revenue decreased by 0.8 percent and operating income increased 1.5 percent compared to the prior-year quarter;

•	RF Communications achieved revenue growth of 55.5 percent and operating income increased 89.8 percent compared to the prior-year quarter;

•	Broadcast Communications achieved revenue growth of 36.9 percent compared to the prior-year quarter and had operating income of $3.2 million. These results include the contribution from our acquisition of Encoda Systems, Inc. (“Encoda”), which we completed during the second quarter of fiscal 2005; the contribution from our acquisition of Leitch, which we completed on October 25, 2005; and $5.2 million of charges in the second quarter of fiscal 2006 associated with the cost-reduction initiatives;

•	Microwave Communications achieved revenue growth of 4.3 percent compared to the prior-year quarter and operating loss of $29.5 million in the second quarter of fiscal 2006 compared to operating income of $2.6 million in the prior-year quarter. The loss in this segment included $35.5 million in inventory write-downs and other charges associated with decisions made in the second quarter of fiscal 2006 regarding product discontinuances and the planned shut down of manufacturing activities in our Montreal, Canada plant; and

•	Net cash provided by operating activities was $109.3 million in the first two quarters of fiscal 2006 compared to $90.7 million in the first two quarters of fiscal 2005.

Revenue and Income

	Quarter Ended			Two Quarters Ended
	December 30,	December 31,	%	December 30,	December 31,	%
	2005	2004	Inc / (Dec)	2005	2004	Inc / (Dec)
	(In millions, except per share amounts and percentages)
Revenue	$841.6	$737.2	14.2%	$1,601.3	$1,406.6	13.8%
Net income	$30.0	$45.1	(33.5)%	$80.3	$85.2	(5.8)%
% of revenue	3.6%	6.1%		5.0%	6.1%
Net income per diluted common share	$.22	$.33	(33.3)%	$.58	$.62	(6.5)%
     Second Quarter 2006 Compared With Second Quarter 2005: Revenue for the quarter ended December 30, 2005 was $841.6 million, an increase of 14.2 percent compared to the prior-year quarter. Revenue increased in the RF Communications, Broadcast Communications and Microwave Communications segments and was essentially unchanged in the Government Communications Systems segment. The greatest increase was in our RF Communications segment. The results for the quarter ended December 30, 2005 include the impact of our Encoda and Leitch acquisitions, which were completed in November 2004 and October 2005, respectively, and are both reflected in the results of our Broadcast Communications segment.
     Net income for the quarter ended December 30, 2005 was $30.0 million, or $.22 per diluted share, compared to $45.1 million, or $.33 per diluted share, for the quarter ended December 31, 2004. The decrease in net income primarily resulted from a write-down of inventory in our Microwave Communications segment related to decisions made in the second quarter of fiscal 2006 regarding product discontinuances, costs associated with our acquisition of Leitch and charges associated with cost-reduction actions in our Broadcast Communications segment including the transfer of European manufacturing to the United States and outsourcing of other manufacturing activity. Offsetting these write-downs and charges was an 89.9 percent increase in our RF Communications segment operating income that resulted primarily from increased demand for tactical radio products.
     Customer demand for tactical radios at our RF Communications business remained strong during the second quarter of fiscal 2006. Demand for digital products, systems and software improved at our Microwave and Broadcast businesses, and cost-reduction actions are having a positive impact in our Broadcast Communications segment. Program execution and profitability at our Government Communications Systems segment also remained solid. See the “Discussion of Business Segments” section of this MD&A for further information.
     First Two Quarters 2006 Compared With First Two Quarters 2005: Our revenue for the two quarters ended December 30, 2005 was $1,601.3 million, an increase of 13.8 percent compared to the prior-year first two quarters for the same reasons as those noted above for the second quarter of fiscal 2006.
     Net income for the two quarters ended December 30, 2005 was $80.3 million, or $.58 per diluted share, compared to $85.2 million, or $.62 per diluted share, in the two quarters ended December 31, 2004. The decrease in net income in the first two quarters of fiscal 2006 when compared to the first two quarters of fiscal 2005 primarily resulted from write-downs and other charges in our Microwave Communications and Broadcast Communications segments mentioned above, offset by an 87.2 percent increase in our RF Communications segment’s operating income.
Gross Margin

	Quarter Ended			Two Quarters Ended
	December 30,	December 31,	%	December 30,	December 31,	%
	2005	2004	Inc / (Dec)	2005	2004	Inc / (Dec)
	(In millions, except percentages)
Revenue	$841.6	$737.2	14.2%	$1,601.3	$1,406.6	13.8%
Cost of product sales and services	(602.3)	(540.2)	11.5%	(1,137.1)	(1,044.3)	8.9%
Gross margin	$239.3	$197.0	21.5%	$464.2	$362.3	28.1%
% of revenue	28.4%	26.7%		29.0%	25.8%
     Second Quarter 2006 Compared With Second Quarter 2005: Our gross margin (revenue less cost of product sales and services) as a percentage of revenue was 28.4 percent in the second quarter of fiscal 2006 compared to 26.7 percent in the second quarter of fiscal 2005. Gross margin improvements in our RF Communications, Broadcast Communications and Government Communications Systems segments were partially offset by the impact of a $34.0 million write-down of inventory in our Microwave Communications segment related to product discontinuances. Higher sales volume and manufacturing efficiencies in our RF Communications segment, the impact of the higher margin Encoda and Leitch products and continued success of the TRuepoint™ radio in our Microwave Communications segment were the major drivers of the increase in gross margin.

     First Two Quarters 2006 Compared With First Two Quarters 2005: Our gross margin as a percentage of revenue was 29.0 percent in the first two quarters of fiscal 2006 compared to 25.8 percent in the first two quarters of fiscal 2005 for the same reasons as noted above for the second quarter of fiscal 2006. Also, the increase in gross margin was partially offset by a write-down of inventory in the first quarter of fiscal 2006 related to the consolidation of manufacturing locations and other product cost-reduction initiatives in our Broadcast Communications segment. See the “Discussion of Business Segments” section of this MD&A for further information.
Engineering, Selling and Administrative Expenses

	Quarter Ended			Two Quarters Ended
	December 30,	December 31,	%	December 30,	December 31,	%
	2005	2004	Inc / (Dec)	2005	2004	Inc / (Dec)
	(In millions, except percentages)
Engineering, selling and administrative expenses	$171.0	$124.2	37.7%	$312.5	$225.2	38.8%
% of revenue	20.3%	16.8%		19.5%	16.0%
     Second Quarter 2006 Compared With Second Quarter 2005: Our engineering, selling and administrative expenses increased from $124.2 million in the second quarter of fiscal 2005 to $171.0 million in the second quarter of fiscal 2006. As a percentage of revenue, these expenses increased from 16.8 percent in the second quarter of fiscal 2005 to 20.3 percent in the second quarter of fiscal 2006. The increase in engineering, selling and administrative expenses was primarily due to increased research and development costs associated with the RF Communications segment’s Falcon® III radio development, charges associated with our acquisition of Leitch, charges related to cost-reduction actions in our Broadcast Communications segment and the impact of the Encoda acquisition.
     Corporate eliminations and headquarters expense, which are included in engineering, selling and administrative expenses, increased in the second quarter of fiscal 2006 when compared to the second quarter of fiscal 2005 mostly due to the impact of increased intercompany sales activity between our Broadcast Communications and Government Communications Systems segments and increased expense related to our supplemental executive retirement plan.
     First Two Quarters 2006 Compared With First Two Quarters 2005: Our engineering, selling and administrative expenses increased from $225.2 million in the first two quarters of fiscal 2005 to $312.5 million in the first two quarters of fiscal 2006. As a percentage of revenue, these expenses increased from 16.0 percent in the first two quarters of fiscal 2005 to 19.5 percent in the first two quarters of fiscal 2006. The increase in engineering, selling and administrative expenses was due to the same items noted above for the second quarter of fiscal 2006. See the “Discussion of Business Segments” section of this MD&A for further information.
Non-Operating Income (Loss)

	Quarter Ended			Two Quarters Ended
	December 30,	December 31,	%	December 30,	December 31,	%
	2005	2004	Inc / (Dec)	2005	2004	Inc / (Dec)
	(In millions, except percentages)
Non-operating income (loss)	$(0.2)	$(3.5)	(94.3)%	$(0.8)	$(5.2)	(84.6)%
     Second Quarter 2006 Compared With Second Quarter 2005: Our non-operating loss was $0.2 million for the quarter ended December 30, 2005 compared to a non-operating loss of $3.5 million in the quarter ended December 31, 2004. The $3.3 million decrease in operating loss was primarily due to the recognition of stock sale losses associated with the company’s Master Rabbi Trust during the second quarter of fiscal 2005. The second quarter of fiscal 2006 non-operating loss includes a $6.1 million gain from the settlement of intellectual property infringement lawsuits with Ericsson as well as losses from the other-than-temporary impairment of our investments in Terion and AuthenTec for $4.0 million and $1.8 million, respectively. See Part II. Item 1. “Legal Proceedings” for further information concerning these lawsuits and Note I — “Selected Investments” for further information and a description of these investments. The expertise of an independent valuation specialist was used in determining the amount of impairment charge to record in our second quarter of fiscal 2006 financial statements. No future cash expenditures are expected to be made in connection with these impairment charges.

     First Two Quarters 2006 Compared With First Two Quarters 2005: Our non-operating loss was $0.8 million for the two quarters ended December 30, 2005 compared to a non-operating loss of $5.2 million for the two quarters ended December 31, 2004. The decrease in non-operating loss was due to the same items noted above for the second quarter of fiscal 2006.
Interest Income and Interest Expense

	Quarter Ended			Two Quarters Ended
	December 30,	December 31,	%	December 30,	December 31,	%
	2005	2004	Inc / (Dec)	2005	2004	Inc / (Dec)
	(In millions, except percentages)
Interest income	$3.0	$1.6	87.5%	$6.2	$3.9	59.0%
Interest expense	(10.1)	(6.0)	68.3%	(16.5)	(12.0)	37.5%
     Second Quarter 2006 Compared With Second Quarter 2005: Our interest income increased to $3.0 million in the second quarter of fiscal 2006 from $1.6 million in the second quarter of fiscal 2005 primarily due to higher rates of interest being earned on our cash and cash equivalents. Our interest expense increased from $6.0 million in the quarter ended December 31, 2004 to $10.1 million in the quarter ended December 30, 2005 primarily due to our issuance on September 20, 2005 of $300 million principal amount of 5% Notes due October 1, 2015.
     First Two Quarters 2006 Compared With First Two Quarters 2005: Our interest income increased to $6.2 million in the first two quarters of fiscal 2006 compared to $3.9 million in the first two quarters of fiscal 2005. Our interest expense increased from $12.0 million in the first two quarters of fiscal 2005 to $16.5 million in the first two quarters of fiscal 2006. The increases in interest income and interest expense were due to the same items noted above for the second quarter of fiscal 2006.
Income Taxes

	Quarter Ended			Two Quarters Ended
	December 30,	December 31,	%	December 30,	December 31,	%
	2005	2004	Inc / (Dec)	2005	2004	Inc / (Dec)
	(In millions, except percentages)
Income taxes	$(31.0)	$(19.8)	56.6%	$(60.3)	$(38.6)	56.2%
Effective tax rate	50.8%	30.5%		42.9%	31.2%
     Second Quarter 2006 Compared With Second Quarter 2005: Our effective tax rate (income taxes as a percentage of income before income taxes) was 50.8 percent in the second quarter of fiscal 2006, compared to 30.5 percent in the second quarter of fiscal 2005. The significant increase in the tax rate is primarily attributable to inventory write-downs in our Microwave Communications segment associated with product discontinuances and charges associated with Broadcast Communications cost-reduction actions, which were recorded in foreign jurisdictions where we have significant net operating losses, whose realization is considered uncertain.
     First Two Quarters 2006 Compared With First Two Quarters 2005: Our effective tax rate was 42.9 percent for the first two quarters of 2006 compared to 31.2 percent for the first two quarters of 2005. The significant increase in the tax rate is primarily attributable to the reasons noted for the second quarter of fiscal 2006.
Discussion of Business Segments
Government Communications Systems Segment

	Quarter Ended			Two Quarters Ended
	December 30,	December 31,	%	December 30,	December 31,	%
	2005	2004	Inc / (Dec)	2005	2004	Inc / (Dec)
	(In millions, except percentages)
Revenue	$443.5	$447.3	(0.8)%	$876.0	$879.5	(0.4)%
Segment operating income	53.9	53.1	1.5%	107.3	98.2	9.3%
% of revenue	12.2%	11.9%		12.2%	11.2%
     Second Quarter 2006 Compared With Second Quarter 2005: Government Communications Systems segment revenue decreased by 0.8 percent while operating income increased 1.5 percent from the second quarter of fiscal 2005 to the second quarter of fiscal 2006. The year-ago quarter benefited from $22 million in revenue from the Iraqi Media Network (“IMN”) program. Revenue in the second quarter of fiscal 2006 increased in this segment’s Department of Defense and the Technical Services program areas and, excluding IMN, revenue also increased in the Civil programs area. Lower year-over-year revenue for the second quarter was reported in the National programs area where budget constraints impacting the intelligence community have delayed the implementation of several classified programs. Ongoing strength in operating margins resulted from excellent program execution and a continued high mix of fixed-price production programs.
     Programs that experienced year-over-year growth in the second quarter of fiscal 2006 included the $1 billion, 10-year Patriot technical services program for the National Reconnaissance Office; the $2.2 billion FAA Telecommunications Infrastructure program; the FAB-T satellite communications program for U.S. Air Force strategic aircraft; the three-year potential $77 million RADIC program for the National Security Agency; and the F/A-18 Fighter program, for which we are providing a variety of networking equipment for pilot situational awareness. Revenue in the second quarter of fiscal 2006 also benefited from growing sales for the segment’s commercial satellite antenna products
     New program awards during the second quarter of fiscal 2006 included a three-year, $27 million program to develop and integrate a communications system that will link the U.S. Navy’s Advanced Deployable System undersea surveillance sensors with host Littoral Combat Ships; a $5 million contract expanding work scope on the F/A-18 Fighter to provide digital map equipment; a $20 million follow-on contract for a Multifunctional Information Distribution System for naval aircraft; an $8 million follow-on contract for In-flight Interceptor Communications System data terminals for the U.S. Missile Defense Agency; a $40 million contract extension from the U.S. Census Bureau for the $210 million Master Address File/Topologically Integrated Geographic Encoding and Referencing Accuracy Improvement Project (“MAF/TIGER”) and a potential 5-year, $90 million technical services contract to provide the U.S. Army with information systems engineering and information technology services. During the second quarter of fiscal 2006 we also received an $8 million initial design and development contract to provide ground terminals for the National Oceanographic and Atmospheric Administration’s GOES-R satellite weather program.
     First Two Quarters 2006 Compared With First Two Quarters 2005: Government Communications Systems segment revenue was relatively unchanged, while operating income increased 9.3 percent during the first two quarters of fiscal 2006 when compared to the comparable prior-year period. The first two quarters of fiscal 2005 benefited from $53 million in revenue from the IMN program.
RF Communications Segment

	Quarter Ended			Two Quarters Ended
	December 30,	December 31,	%	December 30,	December 31,	%
	2005	2004	Inc / (Dec)	2005	2004	Inc / (Dec)
	(In millions, except percentages)
Revenue	$180.8	$116.3	55.5%	$351.7	$229.6	53.2%
Segment operating income	61.5	32.4	89.8%	119.6	63.9	87.2%
% of revenue	34.0%	27.9%		34.0%	27.8%
     Second Quarter 2006 Compared With Second Quarter 2005: RF Communications segment revenue increased 55.5 percent and operating income increased 89.8 percent from the second quarter of fiscal 2005 to the second quarter of fiscal 2006, and orders exceeded sales. Sales and orders for the second quarter of fiscal 2006 were higher in both U.S. and international markets. Strong tactical radio sales to U.S. Department of Defense reflected increased order momentum for tactical radios. We also continued to increase investment in new products during the second quarter of fiscal 2006, including development of the new Falcon® III radios.
     During the second quarter of fiscal 2006, we were awarded a potential $205 million contract for AN/PRC-117F(C) multiband radios as part of the U.S. Marine Corps’ on-going communications standardization program and we received an initial $67 million order against this contract. Also in the second quarter the Marine Corps increased the ceiling value on a five-year contract from $75 million to a potential of $586 million and awarded us a $52 million order for high-frequency (HF) AN/PRC-150(C) Falcon® II radios. Orders also were received during the quarter from several classified customers for the segment’s new multi-band, multi-mission AN/PRC-152(C) Falcon® III hand-held radios, which provide interoperability with key legacy waveforms, including single channel ground / air radio system (“SINCGARS”). The segment also won a $2 million contract from USCENTCOM, the first for its new Falcon Watch™ advanced sensor system. Falcon Watch™ offers remote, unattended intrusion detection and surveillance capabilities designed for the defense of installations and perimeters.
     International orders in the second quarter of fiscal 2006 demonstrated the continued expansion of market opportunities for the Falcon® family of tactical radios. Significant new orders were received from the governments of Ethiopia, Angola, and Tajikistan. In addition, we received orders for our Type 1 encrypted secure radios from the governments of Canada and Australia, which are among the few governments that have received permission from the U.S. Government to purchase our Type 1 secure tactical radios.

     Following the close of the second quarter, we were awarded a $9 million order for Falcon® II HF radios for the Iraq Ministry of Defense. The radios will provide a tactical communications backbone and interoperability between U.S. and Iraqi forces.
     First Two Quarters 2006 Compared With First Two Quarters 2005: RF Communications segment revenue increased 53.2 percent, while operating income increased 87.2 percent during the first two quarters of fiscal 2006 when compared to the comparable prior-year period. These increases were for the same reasons as those noted above for the second quarter of fiscal 2006.
Microwave Communications Segment

	Quarter Ended			Two Quarters Ended
	December 30,	December 31,	%	December 31,	December 31,	%
	2005	2004	Inc / (Dec)	2005	2004	Inc / (Dec)
	(In millions, except percentages)
Revenue	$89.2	$85.5	4.3%	$164.5	$154.9	6.2%
Segment operating income (loss)	(29.5)	2.6	*	(26.5)	3.5	*
% of revenue	(33.1)%	3.0%		(16.1)%	2.3%
* Not meaningful
     Second Quarter 2006 Compared With Second Quarter 2005: Microwave Communications segment revenue increased 4.3 percent from the second quarter of fiscal 2005 to the second quarter of fiscal 2006. The segment had an operating loss of $29.5 million in the second quarter of fiscal 2006 compared to operating income of $2.6 million in the second quarter of fiscal 2005. The operating loss was a result of charges associated with decisions made in the second quarter of fiscal 2006 regarding the write-down of inventory for discontinued product lines. International orders and sales increased in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005, due to improving market conditions and worldwide demand for our TRuepoint™ radio family. Market demand for our microwave radios during the second quarter continued to be strong in North America, reflecting increased requirements by mobile operators, utilities, right-of-way networks, and private and government networks.
     The Microwave Communications segment had another strong quarter for international orders. International market conditions continued to improve as network expansions and new network builds, including 3G networks, increase microwave requirements. International orders during the second quarter of fiscal 2006 reflected a broadening customer base, with regional strength in the Middle East, Africa, Latin America, and Europe. During the second quarter of fiscal 2006, significant international orders were received from Vee Networks in Nigeria, MTN Nigeria, Umniah Mobil Company in Jordan, Beltel (Gazprom) Russia, Radiocomunicatii Romania, Nextel Mexico and Brasil Telecom.
     During the second quarter of fiscal 2006, the Microwave Communications segment successfully released additional frequencies of the TRuepoint™ product family, essentially completing all current frequencies intended to be offered in the low and mid capacity microwave radio market segments. In light of these releases and the market acceptance of previously released frequencies as demonstrated by TRuepoint™ product sales over the last three quarters, management announced in November 2005 a manufacturer’s discontinuance (“MD”) of the MicroStar™ M/H, MicroStar™ L and Galaxy™ product families (the product families the TRuepoint™ product line was developed to replace) and of the Clearburst™ product family, a product line that shares manufacturing facilities with the MicroStar™ and the Galaxy™ product lines in Montreal, Canada. Significant cost would have to be incurred to move production of the Clearburst™ products from Montreal, Canada to San Antonio, Texas, which is the segment’s primary manufacturing location, where the TRuepoint™ product line is produced. In November 2005 letters were sent to Microstar™, Galaxy™ and Clearburst™ customers, informing them of the MD announcement.
     During our quarterly close process for the second quarter of fiscal 2006 we estimated expected demand for these discontinued products based on: (1) responses to the letters noted above and (2) a percentage of the installed base, using previous product MD history as a basis for this estimate. In addition, the customer service inventory of these discontinued products was reviewed and quantities required to support existing warranty obligations and contractual obligations were quantified. These analyses identified inventory held in multiple locations including Montreal, Canada; Redwood Shores, California; San Antonio, Texas; Paris, France; Mexico City, Mexico; Sao Paulo, Brazil; and Shenzhen, China. As a result of these analyses $34.0 million of inventory was written down in the second quarter of fiscal 2006. Also, $0.5 million of severance cost and $1.0 million of impairment to related assets were recorded during the second quarter of fiscal 2006 associated with the shutdown of manufacturing activities in our Montreal, Canada plant and the product discontinuances. We expect to have an additional $5 million of costs related to these actions, most of which is severance costs, in the second half of fiscal 2006. No additional material future cash expenditures are expected to be made in connection with this impairment charge.
     First Two Quarters 2006 Compared With First Two Quarters 2005: Microwave Communications segment revenue increased 6.2 percent during the first two quarters of fiscal 2006 when compared to the first two quarters of fiscal 2005. The segment had an operating loss of $26.5 million during the first two quarters of fiscal 2006 when compared to operating income of $3.5 million during the first two quarters of fiscal 2005. The reasons for these variances are the same as those noted above for the second quarter of fiscal 2006. Orders for the first half of fiscal 2006 increased 21 percent compared the prior-year comparable period and reflected higher demand in the international markets.
Broadcast Communications Segment

	Quarter Ended			Two Quarters Ended
	December 30,	December 31,	%	December 30,	December 31,	%
	2005	2004	Inc / (Dec)	2005	2004	Inc / (Dec)
	(In millions, except percentages)
Revenue	$135.4	$98.9	36.9%	$223.1	$166.3	34.2%
Segment operating income (loss)	3.2	1.0	220.0%	(8.8)	3.3	*
% of revenue	2.4%	1.0%		(3.9)%	2.0%
* Not meaningful
     Second Quarter 2006 Compared With Second Quarter 2005: Broadcast Communications segment revenue increased 36.9 percent from the second quarter of fiscal 2005 to the second quarter of fiscal 2006, and operating income increased from $1.0 million in the second quarter of fiscal 2005 to $3.2 million in the second quarter of fiscal 2006. Revenue in the second quarter of fiscal 2006 benefited from the acquisitions of Leitch, acquired in October 2005, and Encoda, acquired in November 2004. Operating income in the second quarter of fiscal 2006 was impacted by $11.7 million of charges associated with the acquisition of Leitch and cost-reduction actions that began in the first quarter of fiscal 2006. These charges were partially offset by the impact of higher-margin products offered by Leitch and Encoda and from cost-reduction actions.
     Major orders for the segment received during the second quarter of fiscal 2006 included digital TV transmission and networking equipment for Gray Communications and Entravision Communications in the U.S.; TV equipment for Radiocomunicatii in Romania; digital radio transmitters and exciters for Clear Channel Communications in the U.S.; and digital software systems for Swisscom Broadcasting, BridgeNetworks in Australia, and KUB Telekomunikasi in Malaysia.
     Sales from Leitch were strong in the quarter ended December 30, 2005, with double-digit growth compared to the prior-year comparable period. Growth occurred in all Leitch product areas, fueled by new digital product introductions. The Leitch product portfolio has further strengthened us as an end-to-end provider of total content delivery solutions.
     For further information related to the acquisition of Leitch, including the allocation of the purchase price and pro forma results as if Leitch had been acquired as of the beginning of the periods presented see Note C — “Business Combinations.” During the second quarter of fiscal 2006 this segment had $6.5 million of charges associated with the acquisition of Leitch including the write-off of in-process research and development, the cost of forward contracts used to hedge our foreign exchange exposure that existed prior to completing the acquisition and integration-related activities. We expect to have an additional $2 million of expenses related to integrating the Leitch acquisition over the last two quarters of fiscal 2006.
     First Two Quarters 2006 Compared With First Two Quarters 2005: Broadcast Communications segment revenue increased 34.2 percent during the first two quarters of fiscal 2006 when compared to the first two quarters of fiscal 2005. The segment had an operating loss of $8.8 million during the first two quarters of fiscal 2006 when compared to operating income of $3.3 million during the first two quarters of fiscal 2005. The reasons for these variances are the same as those noted above for the second quarter of fiscal 2006.
     The operating loss in this segment during the first two quarters of fiscal 2006 was impacted by charges related to cost-reduction actions taken to address ongoing weakness in our international broadcast transmission markets and to further improve the segment’s profitability. Cost-reduction actions include closing our Huntingdon, United Kingdom facility; relocating manufacturing of European-standard transmission products to our Quincy, Illinois facility; reducing our infrastructure in Austria; outsourcing manufacturing of radio consoles and related products from our Mason, Ohio facility; and headcount reductions from further integration within our software systems business unit. Charges incurred during the first two quarters of fiscal 2006 related to these actions were $23.2 million, which included $7.1 million severance and other employee-related exit costs and $2.3 million facility-related costs. We expect to have an additional $7 million of costs related to these actions in the second half of fiscal 2006. These actions are expected to result in a headcount reduction of 150. Savings associated with these actions are expected to yield a two-year payback.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Two Quarters Ended
	December 30,	December 31,
	2005	2004
	(In millions)

Net cash provided by operating activities	$109.3	$90.7
Net cash used in investing activities	(498.1)	(453.6)
Net cash provided by (used in) financing activities	290.8	(36.8)
Effect of foreign exchange rate changes on cash	(1.5)	2.6

Net increase (decrease) in cash and cash equivalents	$(99.5)	$(397.1)

     Cash and Cash Equivalents: Our cash and cash equivalents decreased $99.5 million to $278.1 million at the end of the second quarter of fiscal 2006, primarily due to cash used for the Leitch acquisition of $443.5 million, which was partially offset by our issuance on September 20, 2005 of $300 million principal amount of 5% Notes due October 1, 2015. See Note J — “Long-Term Debt” for information regarding the issuance of these notes.
     Management currently believes that existing cash, funds generated from operations, sales of marketable securities, our credit facilities and access to the public and private debt and equity markets will be sufficient to provide for our anticipated requirements for working capital, capital expenditures and share repurchases under the current repurchase program for the next 12 months and the foreseeable future. We expect tax payments over the next three years to approximate our tax expense during the same period. Other than for potential acquisitions and items referenced in the discussion below under the heading “Commercial Commitments and Contractual Obligations,” no other significant cash payments are anticipated in fiscal 2006 or beyond.
     There can be no assurance, however, that our business will continue to generate cash flow at current levels, or that anticipated operational improvements will be achieved. If we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal payments or pay interest on or refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense, telecommunications equipment and broadcast markets and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.
     Net cash provided by operating activities: Our net cash provided by operating activities was $109.3 million in the first two quarters of fiscal 2006 compared to $90.7 million in the first two quarters of fiscal 2005. All four of our operating segments had positive cash flows for the first two quarters of fiscal 2006, and the RF Communications and Broadcast Communications segments had higher operating cash flows than in the comparable prior-year period, primarily due to increased operating income in our RF Communications segment. Operating cash flows in the first two quarters of fiscal 2005 also included a funding of the supplemental executive retirement plan that was not repeated in the first two quarters of fiscal 2006. We expect cash flow provided by operating activities in fiscal 2006 to be in the $300 million to $350 million range.
     Net cash used in investing activities: Our net cash used in investing activities was $498.1 million in the first two quarters of fiscal 2006 compared to net cash used in investing activities of $453.6 million in the first two quarters of fiscal 2005. Net cash used in investing activities in the first two quarters of fiscal 2006 was due to the second quarter of fiscal 2006 acquisition of Leitch for $443.5 million, additions of plant and equipment of $35.7 million, and the addition of capitalized software for $18.9 million. Our total capital expenditures, including capitalized software in fiscal 2006 are expected to be in the $105 million to $115 million range. The net cash used in investing activities in the first two quarters of fiscal 2005 included the $426.4 million related to the acquisitions of Encoda and The Orkand Corporation.
     Net cash provided by (used in) financing activities: Our net cash provided by financing activities in the first two quarters of fiscal 2006 was $290.8 million, compared to net cash used in financing activities in the first two quarters of fiscal 2005 of $36.8 million.

The net cash provided from financing activities in the first two quarters of fiscal 2006 was primarily from the issuance of $300 million principal amount of 5% Notes due October 1, 2015. See “Note J — Long-Term Debt” for more information. The net cash provided by financing activities in the two quarters ended December 30, 2005 also included proceeds from the exercise of employee stock options of $20.0 million. This was partially offset by the payment of cash dividends totaling $21.3 million and the repurchase of common stock of $6.0 million.
Common Stock Repurchases
     We did not repurchase any shares of our common stock in the second quarter of fiscal 2006 or the second quarter of fiscal 2005. During the first quarter of fiscal 2006, we repurchased 150,000 shares of our common stock at an average price per share of $39.98. During the first quarter of fiscal 2005, we repurchased 1,174,000 shares of our common stock at an average price per share of $30.84. We currently expect that we will repurchase shares of common stock to offset the dilutive effect of shares issued under our share-based incentive plans. Additionally, if warranted, we will consider accelerating our purchases. Additional information regarding share repurchases and our repurchase program is set forth in this report under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
Dividend Policy
     On August 27, 2005, our Board of Directors authorized a 33 percent increase in our quarterly common stock dividend to $0.08 per share for an annualized rate of $0.32 per share. This was our fourth consecutive annual increase. Our annual common stock dividend was $0.24 per share in fiscal 2005, on a post stock-split basis.
Capital Structure and Resources
     On March 31, 2005, we entered into a five-year senior unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of lenders. The Credit Agreement provides for the extension of credit to us in the form of revolving loans and letters of credit issuances at any time and from time to time during the term of the Credit Agreement, in an aggregate principal amount at any time outstanding not to exceed $500 million (we may request an increase, not to exceed an additional $250 million). The Credit Agreement may be used for working capital and other general corporate purposes and to support any commercial paper that we may issue. At our election, borrowings under the Credit Agreement will bear interest either at LIBOR plus an applicable margin or at the base rate. The base rate is a fluctuating rate equal to the higher of the Federal funds rate plus 0.50 percent or SunTrust Bank’s publicly announced prime lending rate. The Credit Agreement provides that the interest rate margin over LIBOR, initially set at 0.50 percent, will increase or decrease within certain limits based on changes in the ratings of our senior, unsecured long-term debt securities. We are also permitted to request borrowings with interest rates and terms that are to be set pursuant to competitive bid procedures or directly negotiated with a lender or lenders.
     The Credit Agreement contains certain covenants, including covenants limiting liens on our assets; limiting certain mergers, consolidations or sales of assets; limiting certain sale and leaseback transactions; limiting certain vendor financing investments; and limiting the use of proceeds for hostile acquisitions. The Credit Agreement also prohibits our consolidated ratio of total indebtedness to total capital from being greater than 0.60 to 1.00 and prohibits our consolidated ratio of adjusted EBITDA to net interest expense from being less than 3.00 to 1.00 for any four-quarter period. The Credit Agreement contains certain events of default, including payment defaults; failure to perform or observe terms and covenants; material inaccuracy of representations or warranties; default under other indebtedness with a principal amount in excess of $50 million; the occurrence of one or more judgments or orders for the payment of money in excess of $50 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $50 million; failure to pay debts as they come due, or our bankruptcy; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings, together with accrued interest and fees, to be immediately due and payable. All amounts borrowed or outstanding under the Credit Agreement are due and mature on March 31, 2010, unless the commitments are terminated earlier either at our request or if certain events of default occur. At December 30, 2005, no borrowings were outstanding under the Credit Agreement.
     On September 20, 2005, we completed the issuance of $300 million principal amount of 5% Notes due October 1, 2015. Interest on the notes is payable on April 1 and October 1 of each year, beginning April 1, 2006. We may redeem the notes in whole, or in part, at any time at the “make-whole” redemption price. The “make-whole” redemption price is equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus 15 basis points. In each case, we will pay accrued interest on the principal amount of the notes being redeemed to the redemption date. We incurred $4.1 million in debt issuance costs and discounts related to the issuance of the notes, which are being amortized on a straight-line basis over a ten-year period and reflected as a portion of interest expense in the Condensed Consolidated Statement of Income.
     We have a universal shelf registration statement related to the potential future issuance of up to an additional $200 million of securities, including debt securities, preferred stock, common stock, fractional interests in preferred stock represented by depository shares and warrants to purchase debt securities, preferred stock or common stock. Effective December 1, 2005, the SEC adopted new rules which substantially modify the registration, communications and offering procedures under the Securities Act of 1933. These new rules streamline the shelf registration process for “well-known seasoned issuers” (“WKSI”) by allowing them to file shelf registration statements that automatically become effective. Based upon the criteria set forth in the new rules, we anticipate that we will be classified as a WKSI should we decide to file a new shelf registration. In the meantime, we may still issue securities under our existing shelf registration statement.
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
Off-Balance Sheet Arrangements
     In accordance with the definition under SEC rules, the following qualify as off-balance sheet arrangements:
•	Any obligation under certain guarantee contracts;

•	A retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

•	Any obligation, including a contingent obligation, under certain derivative instruments; and

•	Any obligation, including a contingent obligation, under a material variable interest held by the registrant in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.
     Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of December 30, 2005, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, cash flows or financial condition.
Commercial Commitments and Contractual Obligations
     The amounts disclosed in our Fiscal 2005 Form 10-K include our commercial commitments and contractual obligations. During the two quarters ended December 30, 2005, material changes occurred in our contractual cash obligations to repay debt as discussed in Note J — “Long-Term Debt” and the “Capital Structure and Resources” section of this MD&A. We also acquired Leitch during the second quarter of fiscal 2006 as discussed in Note C — “Business Combinations.” Leitch has purchase and lease commitments of approximately $35 million including approximately $15 million over the next 12 months and $3 million to $4 million in each of the next five fiscal years. No other material changes occurred in our contractual cash obligations to repay debt, purchase goods and services and to make payments under operating leases or our commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our Fiscal 2005 Form 10-K.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
     Our condensed consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1: “Significant Accounting Policies” in our Notes to Consolidated Financial Statements included in our Fiscal 2005 Form 10-K. Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting estimates for us include: (i) revenue recognition on long-term contracts and contract estimates,

(ii) provisions for excess and obsolete inventory losses, (iii) valuation of selected investments, (iv) impairment testing of goodwill, (v) income taxes and tax valuation allowances, and (vi) assumptions used to record stock-based compensation. For additional discussion of our critical accounting estimates, see our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2005 Form 10-K.
Impact Of Recently Issued Accounting Pronouncements
     As described in Note A — “Basis of Presentation and Recent Accounting Pronouncements,” there are accounting pronouncements that have recently been issued but not yet implemented by us. Note A includes a description of the potential impact that these pronouncements are expected to have on our financial position, cash flows or results of operations.
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
     Additional details and discussions concerning some of the factors that could affect our forward-looking statements or results are set forth in the MD&A included in our Fiscal 2005 Form 10-K under the heading “Forward-Looking Statements and Factors that May Affect Future Results.” The foregoing list of factors and the factors set forth in the MD&A included in our Fiscal 2005 Form 10-K are not exhaustive. Additional risks and uncertainties not known to us or that we currently believe not to be material also may adversely impact our operations and financial position. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition and results of operations. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date hereof and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements or to update the reasons actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise. For further information concerning risk factors, see Part II. Item 1A. “Risk Factors.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.
     Foreign Exchange and Currency: We use foreign exchange contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers, and intercompany loans. We believe the use of foreign currency financial instruments should reduce the risks that arise from doing business in international markets. At December 30, 2005, we had open foreign exchange contracts with a notional amount of $55.7 million, of which $37.7 million were classified as cash flow hedges and $18.0 million were classified as fair value hedges. This compares to open foreign exchange contracts with a notional amount of $73.3 million as of July 1, 2005, of which $48.6 million were classified as cash flow hedges and $24.7 million were classified as fair value hedges. At December 30, 2005, contract expiration dates range from less than one month to 18 months with a weighted average contract life of 6.8 months.
     More specifically, the foreign exchange contracts classified as cash flow hedges are primarily being used to hedge currency exposures from cash flows anticipated from the Bowman program in our RF Communications segment, operating expenses in our Microwave Communications segment’s Canadian operations and payments to a vendor in the U.K. that is supporting one of our contracts in our Government Communications Systems segment. The Bowman contract is for our tactical radio products and was awarded in the second quarter of fiscal 2002. Under the contract, the customer pays in Pounds Sterling. We have hedged the forecasted cash flows related to payments made to our U.S. operations to maintain our anticipated profit margins. We also have hedged U.S. dollar payments to suppliers to maintain our anticipated profit margins in our U.K. operations. As of December 30, 2005, we estimated that a pre-tax gain of $0.9 million would be reclassified into earnings from comprehensive income within the next seven months related to the cash flow hedges for the Bowman program. As of December 30, 2005, we estimated that a pre-tax gain of $0.4 million would be reclassified into earnings from comprehensive income within the next 6 months related to the cash flow hedges for the operating expenses of our Microwave Communications segment’s Canadian operations. As of December 30, 2005, we estimated that a pre-tax loss of $0.5 million would be reclassified into earnings from comprehensive income within the next 11 months related to the cash flow hedges for payments to a vendor in the U.K. that is supporting one of our contracts in our Government Communications Systems segment. The amount of pre-tax income that would be reclassified into earnings from comprehensive income over the next 17 months from the other transactions we are hedging was $0.2 million as of December 30, 2005.
     The net gain included in our earnings in the first two quarters of fiscal 2006 and the first two quarters of fiscal 2005 representing the amount of fair value and cash flow hedges’ ineffectiveness was not material. No amounts were recognized in our earnings in the second quarter of fiscal 2006 or the second quarter of fiscal 2005 related to the component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. In addition, no amounts were recognized in our earnings in the second quarter of fiscal 2006 or the second quarter of fiscal 2005 related to hedged firm commitments that no longer qualify as fair value hedges. All of these derivatives were recorded at their fair value on the balance sheet in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
     Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for our foreign currency derivatives held at December 30, 2005 would have an impact of approximately $3.4 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.
     Interest Rates: We utilize a balanced mix of debt maturities, along with both fixed-rate and variable-rate debt and available lines of credit, to manage our exposure to changes in interest rates. We do not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2006. There can be no assurances, however, that interest rates will not change significantly.
Item 4. Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal quarter ended December 30, 2005, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the fiscal quarter ended December 30, 2005 our disclosure controls and procedures were effective.
     (b) Changes in internal control: During fiscal 2005 we reviewed our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of acquired business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties, and implementing additional monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     On August 17, 1998, we filed a patent infringement claim against Ericsson, Inc. (“Ericsson”) in the U.S. Federal District Court for the Eastern District of Virginia, and on November 5, 1998, the Court transferred the case to the Northern District of Texas (“District Court”). On October 29, 2002, a jury rendered a verdict in our favor against Ericsson and its parent company. The jury awarded us approximately $61 million in compensatory damages and found that Ericsson’s conduct was “willful.” Following the rendering of such verdict, we filed a motion to enhance the damages based upon the finding of willfulness, and Ericsson filed motions: (i) to decrease the damage award, (ii) to order a new trial, and (iii) for non-infringement and invalidity of the relevant patent notwithstanding the jury’s verdict. On July 17, 2003, the District Court issued a ruling on these motions denying Ericsson’s motions for non-infringement and invalidity of the patent, but ruled that unless we agreed to a lowered damage award of $43 million in compensatory damages, it was granting Ericsson’s motion for a new trial on the issue of damages. We agreed to the lowered damages and thus, a judgment was entered for us in the amount of $43 million plus $1 million for enhanced damages and $1 million for attorneys’ fees, as well as pre-judgment interest. During the second quarter of fiscal 2004, Ericsson appealed the judgment of the District Court to the United States Court of Appeals for the Federal Circuit (“CAFC”). We filed a cross appeal seeking to increase the amount of enhanced damages. The briefing for the appeal was completed in the second quarter of fiscal 2004, and oral arguments were held during the second quarter of fiscal 2005. On August 5, 2005, the CAFC issued an opinion vacating the jury’s finding of infringement on one of the four patent claims; vacating the District Court’s denial of post-trial briefs by Ericsson; and remanding the case to the District Court for further proceedings. On August 19, 2005, we filed a petition for reconsideration and, in the alternative, a petition for rehearing by the CAFC. Subsequent to the filing of our petition for reconsideration or rehearing, the parties initiated discussions which resulted in a cross-license patent agreement and a global resolution of all pending litigation between Harris and Ericsson. Pursuant to this agreement, which was entered into in the second quarter of fiscal 2006, all lawsuits, including counterclaims filed by the parties that were pending in the U.S. Federal District Court in Dallas and the Federal Court in Canada were dismissed with prejudice; Harris’ petition for rehearing and review of the CAFC’s decision in the District Court case filed with the CAFC was withdrawn and dismissed; and Ericsson’s $4.3 million plus applicable interest and costs judgment against Harris obtained in the U.S. Federal District Court in Sherman, Texas was dismissed. This agreement conclusively resolves all pending litigation between us and Ericsson and resulted in a gain of $6.1 million being recorded during the quarter ended December 30, 2005, in Non-operating income (loss) on the Condensed Consolidated Statement of Income.
     On July 29, 2002, we received a demand letter from Bourdex Telecommunications Limited (“Bourdex”), a Nigerian-based customer for a product of our former analog base station business and related services, alleging (i) breach of contract, and (ii) deceit based upon misrepresentation. In accordance with the contract, we submitted an arbitration request pursuant to the International Chamber of Commerce’s Procedural Rules asking for a determination that we fully complied with the contract and that we owed no further duty to Bourdex. In January 2003, Bourdex restated its demand at $22.3 million. The arbitration hearing took place beginning in March 2004 and concluded in July 2004. Based on that hearing, the parties received a decision from the arbitration panel in January 2005 indicating that we breached a duty to Bourdex, based on a special relationship that developed between the parties. According to the decision, other issues must be considered, subject to further pleadings on the topic of appropriate remedies, if any. After the January 2005 decision, Bourdex continued to revise its demands. The current demand is for approximately $35 million. A hearing on the issue of remedies and damages was held during the first quarter of fiscal 2006 and we are awaiting the decision. We intend to continue the vigorous defense of this claim and consider appropriate appellate relief. We believe that the potential losses related to this case range from no liability to the amount of Bourdex’s demand and accordingly we have not accrued any liability for this item as of December 30, 2005.
Item 1A. Risk Factors.
     Information regarding risk factors appears in our MD&A under the heading “Forward-Looking Statements and Factors that May Affect Future Results” in Part I. Item 2. of this report and in Part II. Item 7. of our Fiscal 2005 Form 10-K. There have been no material changes from the risk factors previously disclosed in our Fiscal 2005 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
     During the second quarter of fiscal 2006 and the second quarter of fiscal 2005, we did not repurchase any shares of our common stock under our repurchase programs. We currently expect that we will repurchase shares of our common stock to offset the dilutive effect of shares issued under our share-based incentive plans. Additionally, if warranted, we will consider accelerating our repurchases.
     The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended December 30, 2005:

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet be
	Total number of	Average price paid	publicly announced	purchased under the
Period*	Shares purchased	per share	plans or programs (1)	plans or programs (1)
Month No. 1
(October 1, 2005– October 28, 2005)
Repurchase Programs (1)	None	n/a	None	4,416,000
Employee Transactions (2)	400	$40.14	n/a	n/a

Month No. 2
(October 29, 2005– November 25, 2005)
Repurchase Programs (1)	None	n/a	None	4,416,000
Employee Transactions (2)	41,157	$43.05	n/a	n/a

Month No. 3
(November 26, 2005–December 30, 2005)
Repurchase Programs (1)	None	n/a	None	4,416,000
Employee Transactions (2)	2,000	$43.62	n/a	n/a

Total	43,557	$43.05	n/a	4,416,000

* Periods represent our fiscal months.
(1) On April 27, 2004, we announced that our Board of Directors approved a share repurchase program that authorizes us to repurchase, on a post-stock split basis, up to 6 million shares through open-market transactions, or in negotiated block transactions. This program does not have an expiration date. The maximum number of shares that may yet be purchased under our currently authorized repurchase program as of December 30, 2005 is 4,416,000. As a matter of policy, we do not repurchase shares during the period beginning on the 15th day of the third month of a fiscal quarter and ending two days following the public release of earnings and financial results for such fiscal quarter.
(2) Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised stock options, (b) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance shares or restricted shares which vested during the quarter, (c) performance or restricted shares returned to us upon the retirement or termination of employees, or (d) shares of our common stock purchased by the trustee of the Harris Corporation Master Rabbi Trust to fund obligations under our deferred compensation plans. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.
Item 3. Defaults Upon Senior Securities.
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     Our 2005 Annual Meeting of Shareholders was held on October 25, 2005. A total of 121,488,612 of our outstanding shares were represented in person or by proxy at the meeting. This represented approximately 91% of our shares issued, outstanding and entitled to be voted at the 2005 Annual Meeting of Shareholders.

     (1) Proposal 1: Shareholders elected four nominees to our Board of Directors for a three-year term expiring at the Annual Meeting of Shareholders in 2008, or until their successors are elected and qualified. The vote tabulation for individual directors was:

	Number of Shares
Nominee	For	Withheld
Lewis Hay III	117,862,426	3,626,186
Karen Katen	117,855,325	3,633,287
Stephen P. Kaufman	119,330,775	2,157,837
Hansel E. Tookes II	120,870,841	617,771
     The terms of the following directors also continued after the 2005 Annual Meeting:
•	Thomas A. Dattilo

•	Terry D. Growcock

•	Leslie F. Kenne

•	Howard L. Lance

•	David B. Rickard

•	Dr. James C. Stoffel

•	Gregory T. Swienton
     (2) Proposal 2: To approve the Harris Corporation 2005 Equity Incentive Plan:

For	Against	Abstain	Broker Non-Votes
84,857,649	26,885,129	323,933	9,421,901
     (3) Proposal 3: To approve the Harris Corporation 2005 Annual Incentive Plan:

For	Against	Abstain	Broker Non-Votes
105,479,275	5,691,277	896,160	9,421,901
     (4) Proposal 4: To ratify our Audit Committee’s appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending June 30, 2006:

For	Against	Abstain
119,593,449	1,216,249	678,914
     Proposals 2, 3 and 4 were approved by our shareholders.
Item 5. Other Information.
     During the second quarter of fiscal 2006, we decided to discontinue the manufacturing of the Microwave Communications segment’s Microstar™, Galaxy™, and Clearburst™ product lines. In connection with the preparation of our financial statements for the second quarter of fiscal 2006, we concluded that there was an impairment to the inventory of such discontinued products. Pursuant to the instructions to Item 2.06 of Form 8-K, the information required by such Item is included under the heading “Microwave Communication Segment” in the MD&A.
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

(c) Agreement and Plan of Merger, dated as of October 6, 2004, by and among Harris Corporation, Sunshine Merger Corp. and Encoda Systems Holdings, Inc., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2004. (Commission File Number 1-3863)

(3)	(a) Restated Certificate of Incorporation of Harris Corporation (1995), incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996. (Commission File Number 1-3863)

(b) By-Laws of Harris Corporation, as amended and restated effective October 28, 2005, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2005. (Commission File Number 1-3863)

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

(c)(i) Indenture, dated as of May 1, 1996, between Harris Corporation and The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-03111, filed with the SEC on May 3, 1996.

(c)(ii) Instrument of Resignation from Trustee and Appointment and Acceptance of Successor Trustee among Harris Corporation, JP Morgan Chase Bank, as Resigning Trustee and The Bank of New York, as Successor Trustee, dated as of November 1, 2002 (effective November 15, 2002), incorporated herein by reference to Exhibit 99.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2002. (Commission File Number 1-3863)

(d)Indenture, dated as of October 1, 1990, between Harris Corporation and National City Bank, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-3, Registration Statement No. 33-35315, filed with the SEC on June 8, 1990.

(e)Indenture, dated as of August 26, 2002, between Harris Corporation and The Bank of New York, as Trustee, relating to $150,000,000 of 3.5% Convertible Debentures due 2022, incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2002. (Commission File Number 1-3863)

(f)Indenture, dated as of September 3, 2003, between Harris Corporation and The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a committee of the Board, incorporated herein by reference to Exhibit 4(b) to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-108486, filed with the SEC on September 3, 2003.

(g)Subordinated Indenture, dated as of September 3, 2003, between Harris Corporation and The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a committee of the Board, incorporated herein by reference to Exhibit 4(c) to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-108486, filed with the SEC on September 3, 2003.

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

(10)	*(a) Harris Corporation 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2005. (Commission File Number 1-3863)

*(b) Harris Corporation 2005 Annual Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2005. (Commission File Number 1-3863)

*(c) Harris Corporation 2005 Directors’ Deferred Compensation Plan (as Amended and Restated Effective January 1, 2006), incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2005. (Commission File Number 1-3863)

*(d) Harris Corporation 1997 Directors’ Deferred Compensation and Annual Stock Unit Award Plan (Amended and Restated Effective January 1, 2006), incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2005. (Commission File Number 1-3863)

*(e) Harris Corporation Retirement Plan (Amended and Restated Effective October 1, 2005), incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2005. (Commission File Number 1-3863)

*(f) Stock Option Award Agreement Terms and Conditions (as of 10/28/05) for grants under the Harris Corporation 2005 Equity Incentive Plan.

*(g) Performance Share Award Agreement Terms and Conditions (as of 10/28/05) for grants under the Harris Corporation 2005 Equity Incentive Plan.

*(h) Restricted Stock Award Agreement Terms and Conditions (as of 10/28/05) for grants under the Harris Corporation 2005 Equity Incentive Plan.

(i) Performance Unit Award Agreement Terms and Conditions (as of 10/28/05) for grants under the Harris Corporation 2005 Equity Incentive Plan.

(j) Restricted Unit Award Agreement Terms and Conditions (as of 10/28/05) for grants under the Harris Corporation 2005 Equity Incentive Plan.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(15)	Letter Regarding Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

* Management contract or compensatory plan or arrangement.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS CORPORATION (Registrant)

Date: January 26, 2006	By: /s/ Bryan R. Roub

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

(c) Agreement and Plan of Merger, dated as of October 6, 2004, by and among Harris Corporation, Sunshine Merger Corp. and Encoda Systems Holdings, Inc., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2004. (Commission File Number 1-3863)

(3)	(a) Restated Certificate of Incorporation of Harris Corporation (1995), incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996. (Commission File Number 1-3863)

(b) By-Laws of Harris Corporation as amended and restated effective October 28, 2005, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2005. (Commission File Number 1-3863)

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

Exhibit No.
Under Reg.
S-K, Item 601	Description
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

(10)	*(a) Harris Corporation 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2005. (Commission File Number 1-3863)

*(b) Harris Corporation 2005 Annual Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2005. (Commission File Number 1-3863)

*(c) Harris Corporation 2005 Directors’ Deferred Compensation Plan (as Amended and Restated Effective January 1, 2006), incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2005. (Commission File Number 1-3863)

*(d) Harris Corporation 1997 Directors’ Deferred Compensation and Annual Stock Unit Award Plan (Amended and Restated Effective January 1, 2006), incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2005. (Commission File Number 1-3863)

*(e) Harris Corporation Retirement Plan (Amended and Restated Effective October 1, 2005), incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2005. (Commission File Number 1-3863)

*(f) Stock Option Award Agreement Terms and Conditions (as of 10/28/05) for grants under the Harris Corporation 2005 Equity Incentive Plan.

*(g) Performance Share Award Agreement Terms and Conditions (as of 10/28/05) for grants under the Harris Corporation 2005 Equity Incentive Plan.

*(h) Restricted Stock Award Agreement Terms and Conditions (as of 10/28/05) for grants under the Harris Corporation 2005 Equity Incentive Plan.

(i) Performance Unit Award Agreement Terms and Conditions (as of 10/28/05) for grants under the Harris Corporation 2005 Equity Incentive Plan.

(j) Restricted Unit Award Agreement Terms and Conditions (as of 10/28/05) for grants under the Harris Corporation 2005 Equity Incentive Plan.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(15)	Letter Regarding Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

* Management contract or compensatory plan or arrangement.