Form 10-Q
period 2006-03-31
HARRIS CORP /DE/
filed 2006-05-02
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________to_____________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of April 25, 2006, was 134,266,986 shares.

HARRIS CORPORATION
FORM 10-Q
For the Quarter Ended March 31, 2006
     This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries. HD Radio™ is a registered trademark of iBiquity Digital Corporation.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended		Three Quarters Ended
	March 31,	April 1,	March 31,	April 1,
	2006	2005	2006	2005
	(In millions, except per share amounts)
Revenue from product sales and services	$881.1	$772.1	$2,482.4	$2,178.7

Cost of product sales and services	(584.2)	(547.4)	(1,721.3)	(1,591.7)
Engineering, selling and administrative expenses	(177.8)	(136.0)	(490.3)	(361.2)
Non-operating income (loss)	—	(1.0)	(0.8)	(6.2)
Interest income	2.3	1.6	8.5	5.5
Interest expense	(10.1)	(6.1)	(26.6)	(18.1)

Income before income taxes	111.3	83.2	251.9	207.0
Income taxes	(38.8)	(27.4)	(99.1)	(66.0)

Net income	$72.5	$55.8	$152.8	$141.0

Net income per common share

Basic	$.54	$.42	$1.15	$1.06

Diluted	$.52	$.40	$1.10	$1.02

Cash dividends paid per common share	$.08	$.06	$.24	$.18

Basic weighted average shares outstanding	133.2	132.8	132.8	132.7
Diluted weighted average shares outstanding	142.0	141.4	141.6	141.3
See Notes to Condensed Consolidated Financial Statements.

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31,	July 1,
	2006	2005(1)
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$335.5	$377.6
Receivables	538.7	494.0
Inventories	468.2	347.8
Current deferred income taxes	106.5	96.0

Total current assets	1,448.9	1,315.4
Other Assets
Plant and equipment	343.8	307.8
Goodwill	907.3	569.9
Identifiable intangible assets	173.8	99.1
Non-current notes receivable	8.7	13.6
Other assets	163.9	151.6

	1,597.5	1,142.0

	$3,046.4	$2,457.4

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$8.4	$4.2
Accounts payable	173.8	163.7
Compensation and benefits	175.6	164.1
Other accrued items	153.5	114.1
Advance payments and unearned income	160.1	139.0
Income taxes payable	44.6	5.1
Current portion of long-term debt	1.4	—

Total current liabilities	717.4	590.2
Other Liabilities
Non-current deferred income taxes	36.9	26.7
Long-term debt	699.6	401.4
Shareholders’ Equity
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 250,000,000 shares authorized; issued and outstanding 133,334,788 shares at March 31, 2006 and 132,940,080 shares at July 1, 2005	133.3	132.9
Other capital	258.4	219.1
Retained earnings	1,201.4	1,093.7
Unearned compensation	—	(3.3)
Accumulated other comprehensive income (loss)	(0.6)	(3.3)

Total shareholders’ equity	1,592.5	1,439.1

	$3,046.4	$2,457.4

(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Quarters Ended
	March 31,	April 1,
	2006	2005
	(In millions)
Operating Activities
Net income	$152.8	$141.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	69.6	60.1
Non-current deferred income tax	(3.5)	4.8
Loss on the sale of securities available-for-sale	—	3.7
(Increase) decrease in:
Accounts and notes receivable	(20.5)	16.4
Inventories	(83.1)	(32.9)
Increase (decrease) in:
Accounts payable and accrued expenses	7.4	(47.1)
Advance payments and unearned income	21.1	(2.4)
Income taxes	46.5	0.2
Other	24.7	34.8

Net cash provided by operating activities	215.0	178.6

Investing Activities
Cash paid for acquired businesses	(443.5)	(427.3)
Additions of plant and equipment	(64.4)	(51.9)
Additions of capitalized software	(27.9)	(14.4)
Proceeds from the sale of securities available-for-sale	—	13.5

Net cash used in investing activities	(535.8)	(480.1)

Financing Activities
Proceeds from borrowings	331.6	117.3
Repayment of borrowings	(33.0)	(127.5)
Proceeds from exercise of employee stock options	28.7	18.3
Repurchase of common stock	(16.2)	(36.2)
Cash dividends	(32.0)	(24.0)

Net cash provided by (used in) financing activities	279.1	(52.1)

Effect of exchange rate changes on cash and cash equivalents	(0.4)	1.7

Net increase (decrease) in cash and cash equivalents	(42.1)	(351.9)

Cash and cash equivalents, beginning of year	377.6	627.5

Cash and cash equivalents, end of period	$335.5	$275.6

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2006
Note A — Basis of Presentation and Recent Accounting Pronouncements
Basis of Presentation
     The accompanying condensed consolidated financial statements of Harris Corporation and its subsidiaries (“Harris,” “Company,” “we,” “our,” and “us” refer to Harris Corporation and its consolidated subsidiaries) have been prepared by Harris, without an audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and changes in cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the quarter and three quarters ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at July 1, 2005 has been derived from the audited financial statements but does not include all the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. We provide complete financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 1, 2005 (“Fiscal 2005
Form 10-K”).
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
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“Statement 123R”), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and to recognize cost over the vesting period. In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC staff position regarding the application of Statement 123R, including interpretive guidance related to the interaction between Statement 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC announced that companies may implement Statement 123R at the beginning of their next fiscal year beginning after June 15, 2005, or December 15, 2005 for small business issuers. We implemented the provisions of Statement 123R and SAB 107 in the first quarter of fiscal 2006 using the modified-prospective method, and it did not have a material impact on our financial position. See Note B — “Stock Options and Share-Based Compensation” for further information and the required disclosures under Statement 123R and SAB 107, including the impact of the implementation on our results of operations and cash flows.

     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“Statement 154”), which replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Statement 154 applies to all voluntary changes in accounting principles and applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Statement 154 requires retroactive application to prior period financial statements for a change in accounting principle. Previously, a change in accounting principle was recognized by including the change in the net income in the period of the change. Statement 154 is effective for fiscal years ending after December 15, 2005. We implemented the provisions of Statement 154 in the first quarter of fiscal 2006, and it did not have a material impact on our financial position, results of operations or cash flows.
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
     In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1 and FAS 124-1”). FSP FAS 115-1 and FAS 124-1 address the determination as to when an impairment in equity securities (including cost method investments) and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost should be deemed other-than-temporary. FSP FAS 115-1 and FAS 124-1 nullifies certain requirements under EITF Issue No. 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” that required the investor to make an evidence-based judgment as to whether it has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment in determining whether the impairment was other than temporary, and the measurement of the impairment loss. The guidance in FSP FAS 115-1 and FAS 124-1 is effective for reporting periods beginning after December 15, 2005. We implemented the provisions of FSP FAS 115-1 and FAS 124-1 in the third quarter of fiscal 2006 and it did not have a material impact on our financial position, results of operations or cash flows.
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
     In February 2006, the FASB issued FSP FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” (“FSP 123R-4”). FSP 123R-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. A cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the conditions in paragraphs 32 and A229 of Statement 123(R) until it becomes probable that the event will occur. The guidance in FSP 123R-4 was effective on February 3, 2006. We implemented the provisions of FSP 123R-4 during the third quarter of fiscal 2006 and it did not have a material impact on our financial position, results of operations or cash flows.

Reclassifications
     Certain prior-year amounts have been reclassified on the condensed consolidated financial statements to conform with current year classifications. These reclassifications include our moving of additions for capitalized software from cash flows from operating activities to cash flows from investing activities on our Condensed Consolidated Statement of Cash Flows and our including unbilled costs and accrued earnings on fixed-price contracts within inventories on our Condensed Consolidated Balance Sheet. We also changed the classification of the reduction of income tax paid as a result of the deduction triggered by employee exercise of stock options from financing activities to operating activities in our Condensed Consolidated Statement of Cash Flows for the three quarters ended April 1, 2005.
Note B — Stock Options and Share-Based Compensation
     As of March 31, 2006, we had three shareholder-approved stock incentive plans for employees. We currently have the following types of share-based awards outstanding under these plans: stock options, performance share awards, performance unit awards, restricted stock awards and restricted unit awards. We believe that such awards more closely align the interests of our employees with those of our shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our stock incentive plans). Shares of common stock reserved for future awards under our stock incentive plans were 26,658,853 as of March 31, 2006.
     The compensation cost related to our share-based awards that was charged against income was $5.7 million for the quarter ended March 31, 2006 and $15.9 million for the three quarters ended March 31, 2006. The total income tax benefit included in net income for share-based compensation arrangements was $1.9 million for the quarter ended March 31, 2006 and $5.3 million for the three quarters ended March 31, 2006. None of the compensation cost related to share-based compensation arrangements was capitalized as part of inventory or fixed assets.
     Prior to the July 2, 2005 start of our fiscal year 2006, we accounted for the share-based compensation granted under our stock incentive plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”). In accordance with APB 25 we used the intrinsic-value method of accounting for stock option awards to employees and accordingly did not recognize compensation expense for our stock option awards to employees in our Consolidated Statement of Income prior to the start of our fiscal year 2006, as all option exercise prices were 100 percent of fair market value on the date the options were granted. Effective July 2, 2005, we implemented the fair value recognition provisions of Statement 123R and SAB 107 for all share-based compensation that was not vested as of the end of our fiscal year 2005.

     The following table illustrates the pro forma effect on net income and earnings per share for the quarter and three quarters ended April 1, 2005, assuming we had applied the fair value recognition provisions of Statement 123R to all previously granted share-based awards after giving consideration to potential forfeitures during such periods. The fair value of each option grant is estimated at the grant date using the Black-Scholes-Merton option-pricing model based on the assumptions listed below under “Stock Options.” The estimated fair value of options granted is amortized to expense over their vesting period, which is generally 3 years.

	Quarter Ended	Three Quarters Ended
	April 1,	April 1,
	2005	2005
	(In millions, except per share amounts)
Net income, as reported	$55.8	$141.0
The share-based employee compensation cost, net of $0.4 million and $1.1 million related tax benefit, respectively, included in net income as reported	0.8	2.2
Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards, net of $1.1 million and $3.1 million related tax benefit, respectively	(2.4)	(6.4)

Pro forma net income	$54.2	$136.8

Net income per common share, as reported
Basic	$0.42	$1.06
Diluted	$0.40	$1.02

Pro forma net income per common share
Basic	$0.41	$1.03
Diluted	$0.39	$0.99
     The impact of applying the provisions of Statement 123R and SAB 107 during the quarter and three quarters ended March 31, 2006 was as follows:

	Quarter Ended	Three Quarters Ended
	March 31,	March 31,
	2006	2006
	(In millions, except per share amounts)
Net income, as reported	$72.5	$152.8
The share-based employee compensation cost, net of $1.9 million and $5.3 million related tax benefit, respectively, included in net income as reported	3.8	10.6
Deduct: Total share-based employee compensation expense determined under the provisions of APB 25, net of $1.7 million and $6.2 million related tax benefit, respectively	(3.5)	(12.5)

Pro forma net income	$72.8	$150.9

Net income per common share, as reported
Basic	$0.54	$1.15
Diluted	$0.52	$1.10

Pro forma net income per common share
Basic	$0.55	$1.14
Diluted	$0.52	$1.09
     The implementation of Statement 123R decreased our cash flow from operations by $11.3 million and increased our cash flow from financing activities by $11.3 million related to the reduction of income tax paid as a result of the deduction triggered by employee exercise of stock options during the three quarters ended March 31, 2006.
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

	Three Quarters Ended
	March 31,	April 1,
	2006	2005
Expected dividends	0.9%	0.7%
Expected volatility	36.1	35.2
Risk-free interest rates	4.1%	3.8%
Expected term (years)	3.35	4.00
     We obtained an independent valuation to assist us in determining market-based assumptions to estimate the fair value of stock options granted in the first three quarters of fiscal 2006 and fiscal 2005.
     A summary of stock option activity under our stock incentive plans during the three fiscal quarters ended March 31, 2006 is as follows:

			Weighted-
		Weighted-	Average	Grant Date
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term (Years)	($ In millions)
Stock options outstanding at July 2, 2005	6,780,088	$19.18
Stock options granted	1,134,700	$37.46
Stock options exercised	(1,778,702)	$18.82
Stock options forfeited or expired	(92,428)	$27.17

Stock options outstanding at March 31, 2006	6,043,658	$22.60	5.9	$0.0

Stock options exercisable at March 31, 2006	3,828,384	$18.33	5.6	$0.0

     The weighted-average grant-date fair value was $10.81 for options granted during the first three quarters of fiscal 2006. The total intrinsic value of options exercised during the quarter and three quarters ended March 31, 2006 was $14.8 million and $41.5 million, respectively, at the time of exercise.
     A summary of the status of our nonvested stock options at March 31, 2006, and changes during the three quarters then ended, are as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at July 2, 2005	1,952,554	$6.14
Stock options granted	1,134,700	$10.81
Stock options vested	(871,980)	$6.46

Nonvested stock options at March 31, 2006	2,215,274	$8.41

     As of March 31, 2006, there was $18.6 million of total unrecognized compensation cost related to nonvested stock options granted under our stock incentive plans. This cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of stock options that vested during the quarter and three quarters ended March 31, 2006 was approximately $0.6 million and $5.6 million, respectively. The weighted-average grant date fair value of the 12,900 options granted during the quarter ended March 31, 2006 was $13.28.
Restricted Stock Awards
     The following information relates to awards of restricted stock that have been granted to employees under our stock incentive plans. The restricted shares are not transferable until vested and the restrictions lapse upon the achievement of continued employment over a specified time period.
     The fair value of each restricted stock grant is based on the closing price of our stock on the date of grant and is amortized to expense over its vesting period. At March 31, 2006, there were 340,750 shares of restricted stock outstanding.
     A summary of the status of our restricted stock at March 31, 2006, and changes during the three quarters then ended, are as follows:

		Weighted-
		Average
		Grant
	Shares	Price
Restricted stock outstanding at July 2, 2005	253,666	$20.40
Restricted stock granted	160,250	$39.16
Restricted stock vested	(66,666)	$15.66
Restricted stock forfeited	(6,500)	$31.42

Restricted stock outstanding at March 31, 2006	340,750	$29.94

     As of March 31, 2006, there was $7.0 million of total unrecognized compensation cost arising from nonvested compensation related to restricted stock awards under our stock incentive plans. This cost is expected to be recognized over a weighted-average period of 2.3 years. There were 66,666 shares of restricted stock that vested during the three quarters ended March 31, 2006. The weighted-average grant date price of the 14,000 shares of restricted stock granted during the quarter ended March 31, 2006 was $46.97.
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
     The fair value of each performance share award is based on the closing price of our stock on the date of grant and is amortized to expense over its vesting period, if performance measures are considered probable. At March 31, 2006 there were 646,230 performance shares outstanding.
     A summary of the status of our performance shares at March 31, 2006, and changes during the three quarters then ended, are as follows:

		Weighted-
		Average
		Grant
	Shares	Price
Performance shares outstanding at July 2, 2005	505,110	$19.90
Performance shares granted	244,600	$37.37
Performance shares vested	(87,888)	$16.83
Performance shares forfeited	(15,592)	$24.79

Performance shares outstanding at March 31, 2006	646,230	$26.81

     As of March 31, 2006, there was $9.3 million of total unrecognized compensation cost arising from nonvested compensation related to performance share awards under our stock incentive plans. This cost is expected to be recognized over a weighted-average period of 2.0 years. There were 87,888 performance shares that vested during the three quarters ended March 31, 2006. No performance shares were granted during the quarter ended March 31, 2006.
     In the first three quarters of fiscal 2006 we issued an aggregate of 1,504,578 shares under the terms of our stock incentive plans, which is net of shares withheld for tax purposes.
     The value of performance units, equal to the most probable estimate of intrinsic value at the time of distribution, is amortized as compensation expense over the vesting period.
Note C — Business Combinations
Leitch
     On October 25, 2005, we completed the acquisition of Leitch Technology Corporation (“Leitch”), a publicly-held provider of high-performance video systems for the television broadcast industry. This acquisition has been accounted for under the purchase method of accounting, and, accordingly, the results of operations of Leitch have been included in the Condensed Consolidated Statements of Income and Cash Flows since the date of acquisition. Leitch is a wholly-owned subsidiary and is being operated within our Broadcast Communications segment. The purchase price of $538.2 million is calculated as follows:

(In millions)
Cash consideration paid to former Leitch shareholders	$465.1
Acquisition costs	12.4
Assumed liabilities	94.7
Less cash acquired	(34.0)

$538.2

     The amount of consideration to the former shareholders of Leitch was paid out of our interest-bearing cash and cash equivalents. The preliminary purchase price allocation for the Leitch acquisition resulted in current assets of $106.2 million, current liabilities of $79.9 million, goodwill of $336.4 million, identifiable intangible assets of $87.9 million and a write-off of in-process research and development in the second quarter of fiscal 2006 of $3.6 million. The identifiable intangible assets include developed technology of $56.5 million, customer relationships of $24.9 million and trade names of $6.5 million, and are being amortized on a straight-line basis over periods between 5 and 10 years. To assist us in determining the final allocation of the purchase price, we are obtaining the assistance of independent valuation specialists.
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

	Quarter Ended		Three Quarters Ended
	March 31,	April 1,	March 31,	April 1,
	2006	2005	2006	2005
	(In millions, except per share amounts)
Revenue from product sales and services — as reported	$881.1	$772.1	$2,482.4	$2,178.7
Revenue from product sales and services — pro forma	$881.1	$814.3	$2,538.7	$2,305.2
Net income — as reported	$72.5	$55.8	$152.8	$141.0
Net income — pro forma	$72.5	$51.8	$146.7	$125.5
Net income per diluted common share — as reported	$.52	$.40	$1.10	$1.02
Net income per diluted common share — pro forma	$.52	$.37	$1.06	$.91

     The pro forma results are not necessarily indicative of our results of operations had we owned Leitch for the entire periods presented. Leitch’s results for the three quarters ended March 31, 2005 include charges of $5 million associated with staff reductions and lease exit costs relating to vacating two of three floors it leases in Toronto, Canada.
Note D — Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
     Total comprehensive income for the quarter and three quarters ended March 31, 2006 and April 1, 2005 was comprised of the following:

	Quarter Ended		Three Quarters Ended
	March 31,	April 1,	March 31,	April 1,
	2006	2005	2006	2005
	(In millions)
Net income	$72.5	$55.8	$152.8	$141.0
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available-for-sale	—	(0.5)	(0.5)	1.2
Foreign currency translation	0.3	(5.0)	2.5	9.9
Net unrealized gain (loss) on hedging derivatives	(0.5)	0.2	0.7	1.5

Total comprehensive income	$72.3	$50.5	$155.5	$153.6

     The components of accumulated other comprehensive income (loss), net of related tax, at March 31, 2006 and July 1, 2005 are as follows:

	March 31,	July 1,
	2006	2005
	(In millions)
Net unrealized gain on securities available-for-sale	$—	$0.5
Foreign currency translation adjustments	(0.8)	(3.3)
Net unrealized gain (loss) on hedging activity	0.2	(0.5)

	$(0.6)	$(3.3)

Note E — Receivables
     Receivables are summarized below:

	March 31,	July 1,
	2006	2005
	(In millions)
Accounts receivable	$461.2	$421.2
Unbilled cost from cost-plus contracts	77.8	70.3
Notes receivable due within one year	17.4	18.3

	556.4	509.8
Less allowances for collection losses	(17.7)	(15.8)

	$538.7	$494.0

Note F — Inventories
     Inventories are summarized below:

	March 31,	July 1,
	2006	2005
	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$135.0	$87.2
Finished products	105.9	60.6
Work in process	58.8	25.3
Raw materials and supplies	168.5	174.7

	$468.2	$347.8

     Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $117.7 million at March 31, 2006 and $84.0 million at July 1, 2005.
Note G — Plant and Equipment
     Plant and equipment are summarized below:

	March 31,	July 1,
	2006	2005
	(In millions)
Land	$9.4	$9.6
Buildings	320.2	307.2
Machinery and equipment	691.2	640.8

	1,020.8	957.6
Less allowances for depreciation	(677.0)	(649.8)

	$343.8	$307.8

     Depreciation expense related to plant and equipment for the quarter and three quarters ended March 31, 2006 was $16.8 million and $45.3 million, respectively. Depreciation expense related to plant and equipment for the quarter and three quarters ended April 1, 2005 was $14.3 million and $38.3 million, respectively.
Note H — Goodwill and Identifiable Intangible Assets
     Changes in the carrying amount of goodwill for the three quarters ended March 31, 2006 by business segment are as follows:

	Government
	Communications	RF	Microwave	Broadcast
	Systems	Communications	Communications	Communications	Total
	(In millions)
Balance at July 1, 2005	$126.3	$6.0	$26.1	$411.5	$569.9
Goodwill acquired during the period	—	—	—	336.4	336.4
Other (including translation and true-ups of previously estimated purchase price allocations)	—	—	1.1	(0.1)	1.0

Balance at March 31, 2006	$126.3	$6.0	$27.2	$747.8	$907.3

     We have identifiable intangible assets related primarily to technology acquired through acquisitions. The unamortized identifiable intangible assets on our Condensed Consolidated Balance Sheet were $173.8 million at March 31, 2006 and $99.1 million at July 1, 2005. Accumulated amortization related to identifiable intangibles was $32.8 million at March 31, 2006 and $16.8 million at July 1, 2005. Our identifiable intangible assets are being amortized over their useful economic lives, which range from 5 years to 17 years. The weighted average useful life of our identifiable intangible assets is 8.1 years. Amortization expense related to identifiable intangible assets for the quarter and three quarters ended March 31, 2006 was $6.7 million and $16.0 million, respectively. Amortization expense related to identifiable intangible assets for the quarter and three quarters ended April 1, 2005 was $3.8 million and $7.3 million, respectively. The estimated amortization expense related to identifiable intangible assets for the last quarter of fiscal 2006 is $6.7 million and for the five fiscal years following fiscal 2006 and in total thereafter is: $26.6 million in fiscal 2007, $26.6 million in fiscal 2008, $26.5 million in fiscal 2009, $25.9 million in fiscal 2010, $25.0 million in fiscal 2011 and $36.5 million thereafter.

Note I — Selected Investments
     We have equity investments in technology companies, which are accounted for using the cost method of accounting. These investments are included in the “Other assets” caption on our Condensed Consolidated Balance Sheet. These selected investments are summarized below:

	March 31,	July 1,
	2006	2005
	(In millions)
Investments (ownership interest)
Terion, Inc. (19.6%)	$23.0	$27.0
AuthenTec, Inc. (17.7%)	10.5	12.3

	$33.5	$39.3

     Terion, Inc. (“Terion”) is a privately-held company that provides wireless data communication and information solutions for mobile and remote business-to-business applications focusing on the transportation industry. It has sold units to customers such as J.B. Hunt Transport Services, Inc. and XTRA Lease, a division of XTRA Corporation. None of Terion’s revenue is generated from Harris or its affiliates. We have invested technology and cash in Terion since fiscal 1994 and we currently nominate one member of Terion’s five member board of directors. The maximum exposure to loss we have with our ownership interest in Terion is $23.0 million. During the second quarter of fiscal 2006 we recorded a $4.0 million other-than-temporary impairment in our investment in Terion, which was caused by less than expected operating results during calendar 2005 and a downward revision of forecasted future results. We used an independent valuation specialist to assist us in determining the fair value of the investment.
     AuthenTec, Inc. (“AuthenTec”) is a privately-held company that provides advanced biometric fingerprint sensors to the PC, wireless, PDA, access control and automotive markets. AuthenTec has shipped over one million of its TruePrint© technology-based sensors to customers worldwide. AuthenTec’s revenue generated from Harris or its affiliates has not been material. We have invested technology and cash in AuthenTec since 1998 and we currently nominate one member of AuthenTec’s board of directors. The maximum exposure to loss we have with our ownership interest in AuthenTec is $10.5 million. During the second quarter of fiscal 2006 we recorded a $1.8 million other-than-temporary impairment in our investment in AuthenTec, which was caused by less than expected operating results during calendar 2005 and a downward revision of forecasted future results. We used an independent valuation specialist to assist us in determining the fair value of the investment.
Note J — Long-Term Debt
     On September 20, 2005, we completed the issuance of $300 million principal amount of 5% Notes due October 1, 2015. Interest on the notes is payable on April 1 and October 1 of each year. We may redeem the notes in whole, or in part, at any time at the “make-whole” redemption price. The “make-whole” redemption price is equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus 15 basis points. In each case, we will pay accrued interest on the principal amount of the notes being redeemed to the redemption date. We incurred $4.1 million in debt issuance costs and discounts related to the issuance of the notes, which are being amortized on a straight-line basis over a ten-year period and reflected as a portion of interest expense in the Condensed Consolidated Statement of Income.
Note K — Accrued Warranties
     Changes in our warranty liability, which are included as a component of “Other accrued items” on the Condensed Consolidated Balance Sheet, during the first three quarters of fiscal 2006, are as follows:

(In millions)
Balance as of July 1, 2005	$19.4
Warranty provision for sales made during the three quarters ended March 31, 2006	14.1
Settlements made during the three quarters ended March 31, 2006	(8.4)
Other adjustments to the warranty liability, including those for acquisitions and foreign currency translation, during the three quarters ended March 31, 2006	3.6

Balance as of March 31, 2006	$28.7

Note L — Net Income Per Diluted Share
     The computations of net income per diluted share are as follows:

	Quarter Ended		Three Quarters Ended
	March 31,	April 1,	March 31,	April 1,
	2006	2005	2006	2005
	(In millions, except per share amounts)
Net income	$72.5	$55.8	$152.8	$141.0
Impact of convertible debentures	1.0	0.9	2.9	2.7

Net income used in diluted share calculation(A)	$73.5	$56.7	$155.7	$143.7

Basic weighted average shares outstanding	133.2	132.8	132.8	132.7
Impact of dilutive stock awards	2.2	2.0	2.2	2.0
Impact of convertible debentures	6.6	6.6	6.6	6.6

Diluted weighted average shares outstanding(B)	142.0	141.4	141.6	141.3

Net income per diluted share(A)/(B)	$.52	$.40	$1.10	$1.02
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
     After giving effect to the adjustment in connection with our March 2005 stock split, a holder will receive 44.2404 shares of our common stock for each $1,000 of debentures surrendered for conversion. This represents a conversion price of $22.625 per share of our common stock. Based upon satisfaction of the market price trigger as of the end of the calendar quarter ended March 31, 2006, these debentures are convertible into shares of our common stock during the calendar quarter ending June 30, 2006.
     The debentures will mature on August 15, 2022, unless earlier redeemed, repurchased or converted. We may redeem for cash some or all of the debentures at any time on or after August 18, 2007 at a price equal to 100 percent of the principal amount of the debentures to be redeemed plus any accrued and unpaid interest to the redemption date. Holders may require us to purchase for cash all or a portion of their debentures on August 15, 2007, August 15, 2012 and August 15, 2017 at a price equal to 100 percent of the principal amount of the debentures to be purchased plus accrued and unpaid interest to the purchase date.
     We have assessed whether the embedded conversion feature within our 3.5% Convertible Debentures due 2022 should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings under paragraph 12 of FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”). Based on our assessment we have determined that the conversion feature is not required to be bifurcated under the provisions of Statement 133; EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”; FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”; and EITF Issue No. 05-2, “The Meaning of Conventional Convertible Debt Instrument in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

Note M — Non-Operating Income (Loss)
     The components of non-operating income (loss) are as follows:

	Quarter Ended		Three Quarters Ended
	March 31,	April 1,	March 31,	April 1,
	2006	2005	2006	2005
	(In millions)
Gain (loss) from the sale of securities available-for-sale	$—	$(0.6)	$—	$(3.7)
Write-downs of investments for other – than – temporary decreases in market value	—	—	(6.4)	(1.1)
Royalty income (expense)	(0.2)	(0.3)	5.5	(1.2)
Equity income (loss)	0.2	—	0.1	(0.1)
Expenses and fees associated with selected investments and other items	—	(0.1)	—	(0.1)

	$0.0	$(1.0)	$(0.8)	$(6.2)

Note N — Income Taxes
     Our effective tax rate (income taxes as a percentage of income before income taxes) was 34.9 percent in the third quarter of fiscal 2006, compared to 33.0 percent in the third quarter of fiscal 2005 and was 39.3 percent in the first three quarters of fiscal 2006 compared to 31.9 percent in the first three quarters of fiscal 2005. The increase in the tax rate is primarily attributable to inventory write-downs in our Microwave Communications segment associated with product discontinuances, charges associated with our Broadcast Communications segment’s cost-reduction actions and a charge related to our arbitration with Bourdex, which were recorded in foreign jurisdictions where we have significant net operating losses, where realization of the associated tax benefits are considered uncertain.
Note O — Business Segments
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

     Total assets by business segment are summarized below:

	March 31,	July 1,
	2006	2005
	(In millions)
Total Assets
Government Communications Systems	$702.3	$626.5
RF Communications	284.4	197.5
Microwave Communications	334.4	353.8
Broadcast Communications	1,231.0	729.2
Headquarters	494.3	550.4

	$3,046.4	$2,457.4

     Segment revenue, segment operating income (loss) and a reconciliation of segment operating income (loss) to total income before income taxes follows:

	Quarter Ended		Three Quarters Ended
	March 31,	April 1,	March 31,	April 1,
	2006	2005	2006	2005
	(In millions)
Revenue
Government Communications Systems	$456.8	$464.0	$1,332.8	$1,343.5
RF Communications	214.2	143.7	565.9	373.3
Microwave Communications	73.7	74.3	238.2	229.2
Broadcast Communications	143.1	103.2	366.2	269.5
Corporate eliminations	(6.7)	(13.1)	(20.7)	(36.8)

	$881.1	$772.1	$2,482.4	$2,178.7

Income Before Income Taxes
Segment Operating Income (Loss):
Government Communications Systems	$55.0	$52.3	$162.3	$150.5
RF Communications	75.6	49.6	195.2	113.5
Microwave Communications (1)	1.0	1.1	(25.5)	4.6
Broadcast Communications (2)	13.8	6.9	5.0	10.2
Headquarters expense(3)	(23.8)	(15.4)	(55.0)	(42.8)
Corporate eliminations	(2.5)	(5.8)	(11.2)	(10.2)
Non-operating income (loss)	—	(1.0)	(0.8)	(6.2)
Net interest	(7.8)	(4.5)	(18.1)	(12.6)

	$111.3	$83.2	$251.9	$207.0

(1)	The operating income (loss) in the Microwave Communications segment in the quarter and three quarters ended March 31, 2006 included $0.3 million and $35.8 million, respectively, in inventory write-downs and other charges associated with decisions in the second quarter of fiscal 2006 regarding product discontinuances and the planned shutdown of manufacturing activities in our Montreal, Canada plant.

(2)	The operating income in the Broadcast Communications segment in the quarter and three quarters ended March 31, 2006 included $3.2 million and $9.7 million, respectively, in write-offs of in-process research and development and the impact of a step up in inventory and other costs associated with the segment’s acquisition of Leitch. The operating income in the Broadcast Communications segment in the quarter and three quarters ended March 31, 2006 also included $0.8 million and $24.0 million, respectively, in severance, facility and other costs associated with the continuing consolidation of manufacturing locations and cost-reduction initiatives.

(3)	Headquarters expense for the quarter and three quarters ended March 31, 2006 includes a $5.4 million charge related to our arbitration with Bourdex Telecommunications Limited (“Bourdex”).
Note P — Subsequent Event
     On July 29, 2002, we received a demand letter from Bourdex, a Nigerian-based customer for a product of our former analog base station business and related services, alleging (i) breach of contract, and (ii) deceit based upon misrepresentation. In accordance with the contract, we submitted an arbitration request pursuant to the International Chamber of Commerce’s Procedural Rules asking for a determination that we fully complied with the contract and that we owed no further duty to Bourdex. In January 2003, Bourdex restated its demand at $22.3 million. The arbitration hearing took place beginning in March 2004 and concluded in July 2004. Based on that hearing, the parties received a decision from the arbitration panel in January 2005 indicating that we breached a duty to Bourdex, based on a special relationship that developed between the parties. According to the decision, other issues must be considered, subject to further pleadings on the topic of appropriate remedies, if any. After the January 2005 decision, Bourdex continued to revise its demands. The current demand is for approximately $35 million. A hearing on the issue of remedies and damages was held during the first quarter of fiscal 2006 . On April 24, 2006 we received the decision of the panel, which awarded Bourdex damages of $3.06 million plus $750,000 in costs and attorney fees. In addition, the panel awarded pre-judgment interest of 8 percent on the amounts awarded. We have accrued a $5.4 million liability for this item as of March 31, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Harris Corporation
     We have reviewed the condensed consolidated balance sheet of Harris Corporation and subsidiaries as of March 31, 2006, and the related condensed consolidated statement of income for the quarter and three quarters ended March 31, 2006 and April 1, 2005, and the condensed consolidated statement of cash flows for the three quarters ended March 31, 2006 and April 1, 2005. These financial statements are the responsibility of the Company’s management.
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
April 27, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Harris. MD&A is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, our Condensed Consolidated Financial Statements (Unaudited) and related Notes to Condensed Consolidated Financial Statements (“Notes”) appearing elsewhere in this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and related Notes to Consolidated Financial Statements and MD&A included in our Fiscal 2005 Form 10-K. Except for the historical information contained herein, the discussions in the MD&A contain forward-looking statements that involve risks and uncertainties. Our actual results for future periods could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under “Forward-Looking Statements and Factors that May Affect Future Results.”
     The following is a list of the sections of the MD&A contained in this Quarterly Report on Form 10-Q, together with our perspective on the contents of these sections of MD&A, which we hope will make reading these pages more productive.
•	Operations Review — an analysis of our consolidated results of operations and of the results in each of our four operating segments, to the extent the operating segment results are material to an understanding of our business as a whole, for the periods presented in our Condensed Consolidated Financial Statements.

•	Liquidity and Capital Resources — an analysis of cash flows, common stock repurchases, dividend policy, capital structure and resources, off-balance sheet arrangements, commercial commitments and contractual obligations.

•	Application of Critical Accounting Policies — information about accounting policies that require critical judgments and estimates and of accounting pronouncements that have been issued but not yet implemented by us and their potential impact.

•	Forward-Looking Statements and Factors that May Affect Future Results — cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.
OPERATIONS REVIEW
Highlights
     Operations results for the third quarter of fiscal 2006 include:
•	Net income increased 29.9 percent from $55.8 million, or $.40 per diluted share, in the third quarter of fiscal 2005 to $72.5 million, or $.52 per diluted share, in the third quarter of fiscal 2006;

•	Revenue increased 14.1 percent from $772.1 million in the third quarter of fiscal 2005 to $881.1 million in the third quarter of fiscal 2006;

•	Government Communications Systems revenue decreased by 1.6 percent and operating income increased 5.2 percent compared to the prior-year quarter;

•	RF Communications achieved revenue growth of 49.1 percent and operating income increased 52.4 percent compared to the prior-year quarter;

•	Broadcast Communications achieved revenue growth of 38.7 percent compared to the prior-year quarter and operating income increased to $13.8 million in the third quarter of fiscal 2006 compared to operating income of $6.9 million in the prior-year quarter. These results include the contribution from our acquisition of Leitch, which we completed on October 25, 2005; and $4.0 million of charges in the third quarter of fiscal 2006 associated with the Leitch acquisition and cost-reduction initiatives;

•	Microwave Communications revenue decreased 0.8 percent compared to the prior-year quarter and operating income decreased to $1.0 million in the third quarter of fiscal 2006 compared to operating income of $1.1 million in the prior-year quarter.

•	Net cash provided by operating activities was $215.0 million in the first three quarters of fiscal 2006 compared to $178.6 million in the first three quarters of fiscal 2005.
Revenue and Income

	Quarter Ended			Three Quarters Ended
	March 31,	April 1,	%	March 31,	April 1,	%
	2006	2005	Inc / (Dec)	2006	2005	Inc / (Dec)
	(In millions, except per share amounts and percentages)
Revenue	$881.1	$772.1	14.1%	$2,482.4	$2,178.7	13.9%
Net income	$72.5	$55.8	29.9%	$152.8	$141.0	8.4%
% of revenue	8.2%	7.2%		6.2%	6.5%
Net income per diluted common share	$.52	$.40	30.0%	$1.10	$1.02	7.8%
     Third Quarter 2006 Compared With Third Quarter 2005: Revenue for the quarter ended March 31, 2006 was $881.1 million, an increase of 14.1 percent compared to the prior-year quarter. Revenue increased in the RF Communications and the Broadcast Communications segments and was essentially unchanged in the Government Communications Systems and Microwave Communications segments. The greatest increase was in our RF Communications segment. The results for the quarter ended March 31, 2006 include the impact of our Leitch acquisition, which was completed in October 2005, and is reflected in the results of our Broadcast Communications segment.
     Net income for the quarter ended March 31, 2006 was $72.5 million, or $.52 per diluted share, compared to $55.8 million, or $.40 per diluted share, for the quarter ended April 1, 2005. The increase in net income primarily resulted from a 52.4 percent increase in our RF Communications segment operating income that primarily resulted from increased demand for tactical radio products.
     Orders during the third quarter of fiscal 2006 were strong and we believe set the stage for continued revenue growth as we go forward. Demand is continuing to increase for our Falcon® II and Falcon® III radios in our RF Communications segment. We believe that recent program wins in our Government Communications Systems segment, including the $600 million five-year Field Data Collection Automation program with the U.S. Census Bureau, have positioned the business for renewed growth. During the quarter, orders were up significantly in our Microwave Communications segment thanks to strong market conditions and our new TRuepoint™ radio product line. Our Broadcast Communications segment also reported higher orders in the quarter as a result of demand for HD radio™ transmission systems, broadcast software solutions and new Leitch digital video products. See the “Discussion of Business Segments” section of this MD&A for further information.
     First Three Quarters 2006 Compared With First Three Quarters 2005: Our revenue for the three quarters ended March 31, 2006 was $2,482.4 million, an increase of 13.9 percent compared to the prior-year first three fiscal quarters. Revenue increased in the RF Communications, Broadcast Communications and Microwave Communications segments and was essentially unchanged in the Government Communications Systems segment. The greatest increase was in our RF Communications segment. The results for the three quarters ended March 31, 2006 include the impact of our acquisitions of Encoda Systems, Inc. (“Encoda”), which we completed during the second quarter of fiscal 2005 and Leitch, which we completed during the second quarter of fiscal 2006.
     Net income for the three quarters ended March 31, 2006 was $152.8 million, or $1.10 per diluted share, compared to $141.0 million, or $1.02 per diluted share, in the three quarters ended April 1, 2005. The increase in net income in the first three quarters of fiscal 2006 when compared to the first three quarters of fiscal 2005 primarily resulted from a 72.0 percent increase in our RF Communications segment’s operating income. The increase in income was partially offset by write-downs and other charges associated with decisions in the second quarter of fiscal 2006 regarding product discontinuances in our Microwave Communications segment and costs associated with cost-reduction initiatives in our Broadcast Communications segment. See the “Discussion of Business Segments” section of this MD&A for further information.

Gross Margin

	Quarter Ended			Three Quarters Ended
	March 31,	April 1,	%	March 31,	April 1,	%
	2006	2005	Inc / (Dec)	2006	2005	Inc / (Dec)
	(In millions, except percentages)
Revenue	$881.1	$772.1	14.1%	$2,482.4	$2,178.7	13.9%
Cost of product sales and services	(584.2)	(547.4)	6.7%	(1,721.3)	(1,591.7)	8.1%
Gross margin	$296.9	$224.7	32.1%	$761.1	$587.0	29.7%
% of revenue	33.7%	29.1%		30.7%	26.9%
     Third Quarter 2006 Compared With Third Quarter 2005: Our gross margin (revenue less cost of product sales and services) as a percentage of revenue was 33.7 percent in the third quarter of fiscal 2006, compared to 29.1 percent in the third quarter of fiscal 2005. Gross margin improved in all four of our business segments. Higher sales volume and manufacturing efficiencies in our RF Communications segment and the impact of the higher margin Leitch products were the major drivers of the increase in gross margin.
     First Three Quarters 2006 Compared With First Three Quarters 2005: Our gross margin as a percentage of revenue was 30.7 percent in the first three quarters of fiscal 2006, compared to 26.9 percent in the first three quarters of fiscal 2005 for the same reasons as noted above for the third quarter of fiscal 2006. Also, the increase in gross margin was partially offset by inventory write-downs in our Microwave Communications segment in the second quarter of fiscal 2006 related to product discontinuances and inventory write-downs in our Broadcast Communications segment in the first quarter of fiscal 2006 related to the consolidation of manufacturing locations and other product cost-reduction initiatives. See the “Discussion of Business Segments” section of this MD&A for further information.
Engineering, Selling and Administrative Expenses

	Quarter Ended			Three Quarters Ended
	March 31,	April 1,	%	March 31,	April 1,	%
	2006	2005	Inc / (Dec)	2006	2005	Inc / (Dec)
	(In millions, except percentages)
Engineering, selling and administrative expenses	$177.8	$136.0	30.7%	$490.3	$361.2	35.7%
% of revenue	20.2%	17.6%		19.8%	16.6%
     Third Quarter 2006 Compared With Third Quarter 2005: Our engineering, selling and administrative expenses increased from $136.0 million in the third quarter of fiscal 2005 to $177.8 million in the third quarter of fiscal 2006. As a percentage of revenue, these expenses increased from 17.6 percent in the third quarter of fiscal 2005 to 20.2 percent in the third quarter of fiscal 2006. The increase in engineering, selling and administrative expenses was primarily due to increased research and development costs associated with the RF Communications segment’s Falcon® III radio development, the impact of our acquisition of Leitch and a $5.4 million charge to headquarters expense related to a decision received on our arbitration with Bourdex.
     First Three Quarters 2006 Compared With First Three Quarters 2005: Our engineering, selling and administrative expenses increased from $361.2 million in the first three quarters of fiscal 2005 to $490.3 million in the first three quarters of fiscal 2006. As a percentage of revenue, these expenses increased from 16.6 percent in the first three quarters of fiscal 2005 to 19.8 percent in the first three quarters of fiscal 2006. The increase in engineering, selling and administrative expenses was due to the same items noted above for the third quarter of fiscal 2006 as well as charges related to cost-reduction actions in our Broadcast Communications segment and the impact of our November 2004 acquisition of Encoda. See the “Discussion of Business Segments” section of this MD&A for further information.

Non-Operating Income (Loss)

	Quarter Ended			Three Quarters Ended
	March 31,	April 1,	%	March 31,	April 1,	%
	2006	2005	Inc / (Dec)	2006	2005	Inc / (Dec)
	(In millions, except percentages)
Non-operating income (loss)	$—	$(1.0)	*	$(0.8)	$(6.2)	*
     * Not meaningful
     Third Quarter 2006 Compared With Third Quarter 2005: We had no non-operating income (loss) for the quarter ended March 31, 2006, compared to a non-operating loss of $1.0 million in the quarter ended April 1, 2005. The $1.0 million decrease in operating loss was primarily due to a $0.6 million loss from the sale of securities available-for-sale in the quarter ended April 1, 2005.
     First Three Quarters 2006 Compared With First Three Quarters 2005: Our non-operating loss was $0.8 million for the three quarters ended March 31, 2006, compared to a non-operating loss of $6.2 million for the three quarters ended April 1, 2005. The decrease in non-operating loss was primarily due to a $6.1 million gain from the settlement of intellectual property infringement lawsuits with Ericsson in the second quarter of fiscal 2006 and a $3.7 million loss from the sale of securities available-for-sale in the three quarters ended April 1, 2005. The non-operating loss for the three quarters ended March 31, 2006 also includes other-than-temporary impairments of our investments in Terion and AuthenTec for $4.0 million and $1.8 million, respectively, recognized in the second quarter of fiscal 2006.
Interest Income and Interest Expense

	Quarter Ended			Three Quarters Ended
	March 31,	April 1,	%	March 31,	April 1,	%
	2006	2005	Inc / (Dec)	2006	2005	Inc / (Dec)
	(In millions, except percentages)
Interest income	$2.3	$1.6	43.8%	$8.5	$5.5	54.5%
Interest expense	(10.1)	(6.1)	65.6%	(26.6)	(18.1)	47.0%
     Third Quarter 2006 Compared With Third Quarter 2005: Our interest income increased to $2.3 million in the third quarter of fiscal 2006 from $1.6 million in the third quarter of fiscal 2005 primarily due to higher rates of interest being earned on our cash and cash equivalents. Our interest expense increased from $6.1 million in the quarter ended April 1, 2005 to $10.1 million in the quarter ended March 31, 2006 primarily due to our issuance on September 20, 2005 of $300 million principal amount of 5% Notes due October 1, 2015.
     First Three Quarters 2006 Compared With First Three Quarters 2005: Our interest income increased to $8.5 million in the first three quarters of fiscal 2006, compared to $5.5 million in the first three quarters of fiscal 2005. Our interest expense increased from $18.1 million in the first three quarters of fiscal 2005 to $26.6 million in the first three quarters of fiscal 2006. The increases in interest income and interest expense were primarily due to the items noted above for the third quarter of fiscal 2006.
Income Taxes

	Quarter Ended			Three Quarters Ended
	March 31,	April 1,	%	March 31,	April 1,	%
	2006	2005	Inc / (Dec)	2006	2005	Inc / (Dec)
	(In millions, except percentages)
Income taxes	$(38.8)	$(27.4)	41.6%	$(99.1)	$(66.0)	50.2%
Effective tax rate	34.9%	33.0%		39.3%	31.9%
     Third Quarter 2006 Compared With Third Quarter 2005: Our effective tax rate (income taxes as a percentage of income before income taxes) was 34.9 percent in the third quarter of fiscal 2006, compared to 33.0 percent in the third quarter of fiscal 2005. The increase in the tax rate is primarily due to a charge related to our arbitration with Bourdex, which was recorded in a foreign jurisdiction where we have significant net operating losses, where realization of the associated tax benefits are considered uncertain.
     First Three Quarters 2006 Compared With First Three Quarters 2005: Our effective tax rate was 39.3 percent for the first three quarters of fiscal 2006, compared to 31.9 percent for the first three quarters of fiscal 2005. The increase in the tax rate is primarily attributable to inventory write-downs in our Microwave Communications segment associated with product discontinuances, charges associated with our Broadcast Communications segment’s cost-reduction actions and a charge related to our arbitration with Bourdex, which were recorded in foreign jurisdictions where we have significant net operating losses, where realization of the associated tax benefits are considered uncertain.
Discussion of Business Segments
Government Communications Systems Segment

	Quarter Ended			Three Quarters Ended
	March 31,	April 1,	%	March 31,	April 1,	%
	2006	2005	Inc / (Dec)	2006	2005	Inc / (Dec)
	(In millions, except percentages)
Revenue	$456.8	$464.0	(1.6)%	$1,332.8	$1,343.5	(0.8)%
Segment operating income	55.0	52.3	5.2%	162.3	150.5	7.8%
% of revenue	12.0%	11.3%		12.2%	11.2%
     Third Quarter 2006 Compared With Third Quarter 2005: Government Communications Systems segment revenue decreased by 1.6 percent while operating income increased 5.2 percent from the third quarter of fiscal 2005 to the third quarter of fiscal 2006. The year-ago quarter benefited from $17 million in revenue from the Iraqi Media Network (“IMN”) program, which was completed in the fourth quarter of fiscal year 2005. Ongoing strength in operating margin resulted from excellent program execution and a continued high mix of fixed-price production programs.
     Government Communications segment revenue in the third quarter of fiscal 2006 was 3.0 percent higher than revenue in the second quarter of fiscal 2006. Among the programs that contributed to higher sequential growth during the quarter were the $2.2 billion Federal Aviation Administration (“FAA”) Telecommunications Infrastructure program (“FTI”), including the Mission Support network and other services; the 10-year Patriot program providing technical services for the National Reconnaissance Office; several classified programs, including the $77 million RADIC program to provide knowledge-management software systems for the National Security Agency; the F/A-18E/F Super Hornet program; the Large Aperture Multiband Deployable Antenna program for the U.S. Air Force and Marine Corps; terminals for the Multi-function Information Distribution System; and commercial satellite antenna programs for Boeing and Space Systems/Loral.
     New program wins during the third quarter of fiscal 2006 included the five-year, $600 million contract with the U.S. Census Bureau for its Field Data Collection Automation program. Under this program we will integrate multiple automated systems required to obtain data from field census takers during the 2010 Census. The automated systems will capture information collected during field interviews, reducing the need for paper-based processing. Our technology will support approximately 500,000 field census takers and 500 Census Bureau field offices.
     Additional contract wins in the third quarter of fiscal 2006 included a five-year, $41 million Indefinite Delivery Indefinite Quantity (“IDIQ”) contract with the National Security Agency for new SecNet 54™ Secure Wireless Local Area Network products; three classified programs with a combined value of $56 million over the next five years; the four-year, $22 million Joint Environmental Toolkit services program for the U.S. Air Force that will support weather forecasting on the battlefield; a one-year, $10 million design contract on the Army WIN-T program for the low-rate initial production phase; a $40 million contract extension from the U.S. Census Bureau for the $210 million MAF/TIGER database modernization program; and a three-year, $27 million program to develop and integrate a communications system that will link the U.S. Navy’s Advanced Deployable System undersea surveillance sensors with host Littoral Combat Ships.
     First Three Quarters 2006 Compared With First Three Quarters 2005: Government Communications Systems segment revenue was relatively unchanged, while operating income increased 7.8 percent during the first three quarters of fiscal 2006 when compared to the comparable prior-year period. The reasons for these variances are the same as those noted above for the third quarter of fiscal 2006. The first three quarters of fiscal 2005 benefited from $70 million in revenue from the IMN program.

RF Communications Segment

	Quarter Ended			Three Quarters Ended
	March 31,	April 1,	%	March 31,	April 1,	%
	2006	2005	Inc / (Dec)	2006	2005	Inc / (Dec)
	(In millions, except percentages)
Revenue	$214.2	$143.7	49.1%	$565.9	$373.3	51.6%
Segment operating income	75.6	49.6	52.4%	195.2	113.5	72.0%
% of revenue	35.3%	34.5%		34.5%	30.4%
     Third Quarter 2006 Compared With Third Quarter 2005: RF Communications segment revenue increased 49.1 percent and operating income increased 52.4 percent from the third quarter of fiscal 2005 to the third quarter of fiscal 2006. Orders in the third quarter of fiscal 2006 were significantly greater than sales. Strong gross margins continued to afford the segment increased research and development spending for new products, such as the Falcon® III radios. Strong demand continued in the third quarter of fiscal 2006 in both U.S. and international markets, driven by force modernization and force restructuring initiatives moving communications closer to the individual soldiers, and by the worldwide need for interoperable communications.
     During the third quarter of fiscal 2006, we received orders from the U.S. Marine Corps totaling $150 million for Falcon® II AN/PRC-150 (C) high-frequency (“HF”) radios and AN/PRC-117F (C) multiband, multi-mission radios. The new radios will be used to upgrade and replace active duty and reserve legacy tactical radios and for other programs including target location and designation, the Expeditionary Fighting Vehicle, and the Light Armored Vehicle-Command and Control.
     Also during the third quarter, we received orders from the U.S. Army totaling $76 million for Falcon® II radio systems. The long-haul capabilities of these radios allow soldiers to transmit voice, data, images, and situational awareness information using the highest grade encryption available. We also received $9 million in orders for our Falcon® II AN/PRC-117F multiband, multi-mission radio from NATO headquarters in Belgium as well as significant international orders from the governments of Iraq, Romania, Hungary, Canada, Angola, Indonesia, and the United Kingdom.
     During the third quarter of fiscal 2006, we made first deliveries of our new Falcon® III AN/VRC-110 vehicular radio systems under a previously announced $38 million order from the U.S. Army. This next-generation radio system includes dual AN/PRC-152 multiband, multi-mission radios that are easily detached for use as handheld radios by dismounted soldiers. The AN/VRC-110 provides interoperability with legacy, single channel ground/air radio systems (“SINCGARS”), and also offers multiband capability, portability and compatibility with the new U.S. Joint Tactical Radio System (“JTRS”) that is currently under development.
     First Three Quarters 2006 Compared With First Three Quarters 2005: RF Communications segment revenue increased 51.6 percent, while operating income increased 72.0 percent during the first three quarters of fiscal 2006 when compared to the comparable prior-year period. These increases were for the same reasons as those noted above for the third quarter of fiscal 2006.

Microwave Communications Segment

	Quarter Ended			Three Quarters Ended
	March 31,	April 1,	%	March 31,	April 1,	%
	2006	2005	Inc / (Dec)	2006	2005	Inc / (Dec)
	(In millions, except percentages)
Revenue	$73.7	$74.3	(0.8)%	$238.2	$229.2	3.9%
Segment operating income (loss)	1.0	1.1	(9.1)%	(25.5)	4.6	*
% of revenue	1.4%	1.5%		(10.7)%	2.0%
* Not meaningful
     Third Quarter 2006 Compared With Third Quarter 2005: Microwave Communications segment revenue decreased 0.8 percent from the third quarter of fiscal 2005 to the third quarter of fiscal 2006. The segment had operating income of $1.0 million in the third quarter of fiscal 2006 compared to operating income of $1.1 million in the third quarter of fiscal 2005. Orders were $106 million in the quarter, up significantly from the prior-year quarter. Orders increased 27 percent for the first three quarters of fiscal year 2006, compared to the prior-year period with strong orders growth in both North America and international markets.
     In North America, microwave demand continues to be driven by capacity expansion and upgrades to provide high-reliability, high-bandwidth networks that are more secure and better protected against natural and other man-made disasters. During the third quarter of fiscal 2006, we received a $14 million order from the Commonwealth of Kentucky as part of a state-wide, three-year, potential $42 million program to transition the Kentucky Early Warning System from analog to digital technology utilizing TRuepoint™ radios and provide first-responders with critical voice and video services. During the quarter we also received a $3 million order from the State of Montana, a new customer, for a secure system using TRuepoint™ radios to provide interoperability among law enforcement, tribal agencies, U.S. border security and the Army National Guard.
     In the international market, order rates were strongest in the Europe, the Middle East and Africa (“EMEA”) region. During the third quarter of fiscal 2006, we received a $28 million order from Vmobile Nigeria as part of a contract to provide radios for its transmission and transport network spanning more than 5,000 km. We also received a $4 million order from MTN Zambia as part of a contract to design, build and install new infrastructure for its national GSM network. Other significant orders in the EMEA region came from customers in Portugal, Kenya and the Ivory Coast. Orders from Latin America were received from customers in Argentina, Mexico, and Brazil.
     Demand for our new TRuepoint™ microwave radio continued to expand. During the third quarter, we announced additional features that enable wireless operators to remotely select security protocols and to remotely scale radio capacity on-demand for more cost effective operations.
     First Three Quarters 2006 Compared With First Three Quarters 2005: Microwave Communications segment revenue increased 3.9 percent during the first three quarters of fiscal 2006 when compared to the first three quarters of fiscal 2005. The segment had an operating loss of $25.5 million during the first three quarters of fiscal 2006 when compared to operating income of $4.6 million during the first three quarters of fiscal 2005. The reasons for these variances are the same as those noted above for the third quarter of fiscal 2006 as well as $35.8 million of charges associated with decisions in the second quarter of fiscal 2006 regarding the write-down of inventory for discontinued product lines.
     During the second quarter of fiscal 2006, the Microwave Communications segment successfully released additional frequencies of the TRuepoint™ product family, essentially completing all current frequencies intended to be offered in the low- and mid-capacity microwave radio market segments. In light of these releases and the market acceptance of previously released frequencies as demonstrated by TRuepoint™ product sales, management announced during the second quarter of fiscal 2006 a manufacturer’s discontinuance (“MD”) of the MicroStar M/H™, MicroStar L™ and Galaxy™ product families (the product families the TRuepoint™ product line was developed to replace) and of the Clearburst™ product family, a product line that shares manufacturing facilities with the MicroStar™ and the Galaxy™ product lines in Montreal, Canada. In November 2005 letters were sent to Microstar™, Galaxy™ and Clearburst™ customers, informing them of the MD announcement. In conjunction with the MD announcement, in December 2005 our Board of Directors reviewed the plan to shutdown manufacturing activities in the Montreal, Canada facility, subject to senior management’s final review of the estimated charges and expected costs.
     We continue to estimate expected demand for these products based on: (1) responses to the letters noted above and (2) a percentage of the installed base, using previous product MD history as a basis for this estimate. In addition, the customer service inventory of these discontinued products has been reviewed and quantities required to support existing warranty obligations and contractual obligations have been quantified. These analyses identified inventory held in multiple locations including Montreal, Canada; Redwood Shores, California; San Antonio, Texas; Paris, France; Mexico City, Mexico; Sao Paulo, Brazil; and Shenzhen, China. As a result of these analyses $34.0 million of inventory was written down in the second quarter of fiscal 2006. Also, $0.8 million of severance cost and $1.0 million of impairment to related assets were recorded during the first three quarters of fiscal 2006 related to the shutdown of manufacturing activities in our Montreal, Canada plant and the product discontinuances. We expect to have an additional $5 million of costs related to these actions, most of which are severance costs, in the fourth quarter of fiscal 2006. No additional material future cash expenditures are expected to be made in connection with this impairment charge.
Broadcast Communications Segment

	Quarter Ended			Three Quarters Ended
	March 31,	April 1,	%	March 31,	April 1,	%
	2006	2005	Inc / (Dec)	2006	2005	Inc / (Dec)
	(In millions, except percentages)
Revenue	$143.1	$103.2	38.7%	$366.2	$269.5	35.9%
Segment operating income	13.8	6.9	100.0%	5.0	10.2	(51.0)%
% of revenue	9.6%	6.7%		1.4%	3.8%
     Third Quarter 2006 Compared With Third Quarter 2005: Broadcast Communications segment revenue increased 38.7 percent from the third quarter of fiscal 2005 to the third quarter of fiscal 2006, and operating income increased from $6.9 million in the third quarter of fiscal 2005 to $13.8 million in the third quarter of fiscal 2006. Revenue in the third quarter of fiscal 2006 benefited from the October 2005 acquisition of Leitch. Operating income in the third quarter of fiscal 2006 was impacted by $4.0 million of charges associated with the acquisition of Leitch and cost-reduction actions that began in the first quarter of fiscal 2006. These charges were partially offset by the positive impact of cost reductions, a favorable mix of higher-margin digital products, including Leitch video distribution and server systems.
     Sequentially, orders increased significantly in the third quarter of fiscal 2006 over the second quarter of fiscal 2006 driven by demand for radio equipment and software solutions, as well as for new Leitch products. During the third quarter of fiscal 2006, significant orders included HD Radio™ transmission products for Clear Channel Communications and CBS Radio and international analog transmission equipment for Iberica De Componentes in Spain and Radio Globo in Brazil. Following the close of the quarter, we signed a muti-year agreement with Cumulus Broadcasting to provide HD Radio™ transmission systems to over 250 Cumulus AM and FM stations. Orders during the quarter for software systems came from Tribune Broadcasting, Turner Broadcasting and BskyB. Orders in the third quarter for networking solutions were received from TV Azteca in Mexico, Norkring in Norway and Sprint.
     On April 28, 2006, we completed the acquisition of Optimal Solutions, Inc. (“OSi”), a privately-held provider of air-time sales, traffic and billing software systems to over 350 call-letter broadcast stations in North America. OSi expands our capabilities to provide software solutions for broadcasters and complements our next-generation H-Class™ software platform.
     Demand was particularly strong during the third quarter of fiscal 2006 for the Leitch Platinum™ large router for mixed video and audio signal routing, the ICONMaster™ digital master control system and the Nexio™ line-up of video servers. For further information related to the acquisition of Leitch, including the allocation of the purchase price and pro forma results as if Leitch had been acquired as of the beginning of the periods presented, see Note C — “Business Combinations.” During the third quarter of fiscal 2006 this segment had $3.2 million of charges associated with the acquisition of Leitch including the impact of a step up in inventory and integration-related activities.
     First Three Quarters 2006 Compared With First Three Quarters 2005: Broadcast Communications segment revenue increased 35.9 percent during the first three quarters of fiscal 2006 when compared to the first three quarters of fiscal 2005. The segment had an operating income of $5.0 million during the first three quarters of fiscal 2006 when compared to operating income of $10.2 million during the first three quarters of fiscal 2005. The reasons for these variances are the same as those noted above for the third quarter of fiscal 2006 as well as $9.7 million in acquisition-related costs that include a write-off of in-process research and development, the impact of a step up in inventory and other costs and $24.0 million in severance, facility and other costs associated with the continuing consolidation of manufacturing locations and cost-reduction initiatives.

     The cost-reduction actions were taken to address ongoing weakness in our international broadcast transmission markets and to further improve the segment’s profitability. Cost-reduction actions include closing our Huntingdon, United Kingdom facility; relocating manufacturing of European-standard transmission products to our Quincy, Illinois facility; reducing our infrastructure in Austria; outsourcing manufacturing of radio consoles and related products from our Mason, Ohio facility; and headcount reductions from further integration within our software systems business unit. Charges incurred during the first three quarters of fiscal 2006 related to these actions included $9.7 million severance and other employee-related exit costs and $2.3 million facility-related costs. These actions are currently expected to result in a headcount reduction of 150. Savings associated with these actions are expected to yield a two-year payback, but there can be no assurances that such a payback will be achieved. We expect to have an additional $5 million of costs related to these actions and acquisitions in the fourth quarter of fiscal 2006.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Three Quarters Ended
	March 31,	April 1,
	2006	2005
	(In millions)
Net cash provided by operating activities	$215.0	$178.6
Net cash used in investing activities	(535.8)	(480.1)
Net cash provided by (used in) financing activities	279.1	(52.1)
Effect of foreign exchange rate changes on cash	(0.4)	1.7

Net decrease in cash and cash equivalents	$(42.1)	$(351.9)

     Cash and Cash Equivalents: Our cash and cash equivalents decreased $42.1 million to $335.5 million at the end of the third quarter of fiscal 2006, primarily due to cash used for the Leitch acquisition of $443.5 million, which was offset by our issuance on September 20, 2005 of $300 million principal amount of 5% Notes due October 1, 2015 and positive cash flow from operating activities of $215.0 million. See
Note J — “Long-Term Debt” for information regarding the issuance of the 5% Notes.
     Management currently believes that existing cash, funds generated from operations, sales of marketable securities, our credit facilities and access to the public and private debt and equity markets will be sufficient to provide for our anticipated requirements for working capital, capital expenditures and share repurchases under the current repurchase program for the next 12 months and the foreseeable future. We expect tax payments over the next three years to approximate our tax expense during the same period. Other than for potential acquisitions and items referenced in the discussion below under the heading “Commercial Commitments and Contractual Obligations,” no other significant cash payments are anticipated in fiscal 2006 or beyond. On April 28, 2006 we completed the acquisition of OSi, a privately-held provider of air-time sales, traffic and billing software systems to over 350 call-letter broadcast stations in North America for approximately $32 million in cash, subject to customary closing conditions, and potential additional payments to OSi’s shareholders over the next three years if certain operating goals are achieved.
     There can be no assurance, however, that our business will continue to generate cash flow at current levels, or that anticipated operational improvements will be achieved. If we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal payments, pay interest on or refinance our indebtedness or obtain additional funding depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense, telecommunications equipment and broadcast markets and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.
     Net cash provided by operating activities: Our net cash provided by operating activities was $215.0 million in the first three quarters of fiscal 2006 compared to $178.6 million in the first three quarters of fiscal 2005. All four of our operating segments had positive cash flows for the first three quarters of fiscal 2006, and the RF Communications segment had higher operating cash flows than in the comparable prior-year period primarily due to increased operating income. We expect cash flow provided by operating activities in fiscal 2006 to be in the $325 million to $350 million range.
     Net cash used in investing activities: Our net cash used in investing activities was $535.8 million in the first three quarters of fiscal 2006 compared to net cash used in investing activities of $480.1 million in the first three quarters of fiscal 2005. Net cash used in investing activities in the first three quarters of fiscal 2006 was due to the second quarter of fiscal 2006 acquisition of Leitch for $443.5 million, additions of plant and equipment of $64.4 million, and additions of capitalized software for $27.9 million. Our total capital expenditures, including capitalized software in fiscal 2006 are expected to be in the $130 million to $140 million range. The net cash used in investing activities in the first three quarters of fiscal 2005 included cash paid for acquired businesses of $427.3 million related primarily to the acquisitions of Encoda and The Orkand Corporation.
     Net cash provided by (used in) financing activities: Our net cash provided by financing activities in the first three quarters of fiscal 2006 was $279.1 million, compared to net cash used in financing activities in the first three quarters of fiscal 2005 of $52.1 million. The net cash provided by financing activities in the first three quarters of fiscal 2006 was primarily from the issuance of $300 million principal amount of 5% Notes due October 1, 2015. See “Note J — Long-Term Debt” for more information. The net cash provided by financing activities in the three quarters ended March 31, 2006 also included proceeds from the exercise of employee stock options of $28.7 million. The cash provided by financing activities from the issuance of debt and proceeds from the exercise of employee stock options was partially offset by the payment of cash dividends totaling $32.0 million and the repurchase of common stock of $16.2 million.
Common Stock Repurchases
     We repurchased 215,000 shares of our common stock in the third quarter of fiscal 2006 under our repurchase program at an average price per share of $47.31. We did not repurchase any shares during the third quarter of fiscal 2005. During the first three quarters of fiscal 2006, we repurchased 365,000 shares of our common stock under our repurchase program at an average price per share of $44.30, which compares to 1,174,000 shares of our common stock at an average price per share of $30.84 repurchased during the first three quarters of fiscal 2005. We currently expect that we will repurchase shares of common stock to offset the dilutive effect of shares issued under our share-based incentive plans. Additionally, if warranted, we will consider accelerating our purchases. Additional information regarding share repurchases and our repurchase program is set forth in this Quarterly Report on Form 10-Q under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
Dividend Policy
     On August 27, 2005, our Board of Directors authorized a 33 percent increase in our quarterly common stock dividend to $0.08 per share for an annualized rate of $0.32 per share. This was our fourth consecutive annual increase. Our annual common stock dividend was $0.24 per share in fiscal 2005, on a post stock-split basis. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects, and other factors that our Board may deem relevant.
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
     The Credit Agreement contains certain covenants, including covenants limiting liens on our assets; limiting certain mergers, consolidations or sales of assets; limiting certain sale and leaseback transactions; limiting certain vendor financing investments; and limiting the use of proceeds for hostile acquisitions. The Credit Agreement also prohibits our consolidated ratio of total indebtedness to total capital from being greater than 0.60 to 1.00 and prohibits our consolidated ratio of adjusted EBITDA to net interest expense from being less than 3.00 to 1.00 for any rolling four-quarter period. The Credit Agreement contains certain events of default, including payment defaults; failure to perform or observe terms and covenants; material inaccuracy of representations or warranties; default under other indebtedness with a principal amount in excess of $50 million; the occurrence of one or more judgments or orders for the payment of money in excess of $50 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $50 million; failure to pay debts as they come due, or our bankruptcy; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings, together with accrued interest and fees, to be immediately due and payable. All amounts borrowed or outstanding under the Credit Agreement are due and mature on March 31, 2010, unless the commitments are terminated earlier either at our request or if certain events of default occur. At March 31, 2006, no borrowings were outstanding under the Credit Agreement.
     On September 20, 2005, we completed the issuance of $300 million principal amount of 5% Notes due October 1, 2015. Interest on the notes is payable on April 1 and October 1 of each year. We may redeem the notes in whole, or in part, at any time at the “make-whole” redemption price. The “make-whole” redemption price is equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus 15 basis points. In each case, we will pay accrued interest on the principal amount of the notes being redeemed to the redemption date. We incurred $4.1 million in debt issuance costs and discounts related to the issuance of the notes, which are being amortized on a straight-line basis over a ten-year period and reflected as a portion of interest expense in the Condensed Consolidated Statement of Income.
     We have a universal shelf registration statement related to the potential future issuance of an indeterminate amount of securities, including debt securities, preferred stock, common stock, fractional interest in preferred stock represented by depository shares and warrants to purchase debt securities, preferred stock or common stock.
     Our debt is currently rated “BBB” by Standard and Poor’s Rating Group and “Baa2” by Moody’s Investors Service. We expect to maintain operating ratios, fixed-charge coverage ratios and balance sheet ratios sufficient for retention of or improvement to these debt ratings. There are no assurances that our credit ratings will not be reduced in the future. If our credit rating is lowered below “investment grade,” then we may not be able to issue short-term commercial paper, but may instead need to borrow under our credit facilities or pursue other options. We do not currently foresee losing our investment-grade debt ratings. If our debt ratings were downgraded, however, it could adversely impact, among other things, our future borrowing costs and access to capital markets.
Off-Balance Sheet Arrangements
     In accordance with the definition under SEC rules, any of the following qualify as off-balance sheet arrangements:
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
     Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of March 31, 2006, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, cash flows or financial condition.
Commercial Commitments and Contractual Obligations
     The amounts disclosed in our Fiscal 2005 Form 10-K include our commercial commitments and contractual obligations. During the three quarters ended March 31, 2006, material changes occurred in our contractual cash obligations to repay debt as discussed in Note J — “Long-Term Debt” and the “Capital Structure and Resources” section of this MD&A. We also acquired Leitch during the second quarter of fiscal 2006 as discussed in Note C — “Business Combinations.” Leitch has purchase and lease commitments of approximately $35 million including approximately $15 million over the next 12 months and $3 million to $4 million in each of the next five fiscal years. On April 28, 2006 we completed the acquisition of OSi for approximately $32 million in cash, subject to customary closing conditions, and potential additional payments to OSi’s shareholders over the next three years if certain operating goals are achieved. No other material changes occurred in our contractual cash obligations to repay debt, purchase goods and services and to make payments under operating leases or our commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our Fiscal 2005 Form 10-K.
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
     Additional details and discussions concerning some of the factors that could affect our forward-looking statements or future results are set forth in the MD&A included in our Fiscal 2005 Form 10-K under the heading “Forward-Looking Statements and Factors that May Affect Future Results.” The foregoing list of factors and the factors set forth in the MD&A included in our Fiscal 2005 Form 10-K are not exhaustive. Additional risks and uncertainties not known to us or that we currently believe not to be material also may adversely impact our operations and financial position. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition and results of operations. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date hereof and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements or to update the reasons actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise. For further information concerning risk factors, see Part II. Item 1A. “Risk Factors.”
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.
     Foreign Exchange and Currency: We use foreign exchange contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers, and intercompany loans. We believe the use of foreign currency financial instruments should reduce the risks that arise from doing business in international markets. At March 31, 2006, we had open foreign exchange contracts with a notional amount of $32.6 million, of which $17.8 million were classified as cash flow hedges and $14.8 million were classified as fair value hedges. This compares to open foreign exchange contracts with a notional amount of $73.3 million as of July 1, 2005, of which $48.6 million were classified as cash flow hedges and $24.7 million were classified as fair value hedges. At March 31, 2006, contract expiration dates range from less than one month to 23 months with a weighted average contract life of 6 months.

     More specifically, the foreign exchange contracts classified as cash flow hedges are primarily being used to hedge currency exposures from cash flows anticipated from the Bowman program in our RF Communications segment, operating expenses in our Microwave Communications segment’s Canadian operations and payments to a vendor in the U.K. that is supporting one of our contracts in our Government Communications Systems segment. The Bowman contract is for our tactical radio products and was awarded in the second quarter of fiscal 2002. Under the contract, the customer pays in Pounds Sterling. We have hedged the forecasted cash flows related to payments made to our U.S. operations to maintain our anticipated profit margins. We also have hedged U.S. dollar payments to suppliers to maintain our anticipated profit margins in our U.K. operations. As of March 31, 2006, we estimated that a pre-tax gain of $0.5 million would be reclassified into earnings from comprehensive income within the next 4 months related to the cash flow hedges for the Bowman program. As of March 31, 2006, we estimated that a pre-tax gain of $0.2 million would be reclassified into earnings from comprehensive income within the next 3 months related to the cash flow hedges for the operating expenses of our Microwave Communications segment’s Canadian operations. As of March 31, 2006, we estimated that a pre-tax loss of $0.3 million would be reclassified into earnings from comprehensive income within the next 8 months related to the cash flow hedges for payments to a vendor in the U.K. that is supporting one of our contracts in our Government Communications Systems segment. The amount of pre-tax loss that would be reclassified into earnings from comprehensive income over the next 23 months from the other transactions we are hedging was $0.1 million as of March 31, 2006.
     The net gain included in our earnings in the first three quarters of fiscal 2006 and the first three quarters of fiscal 2005 representing the amount of fair value and cash flow hedges’ ineffectiveness was not material. No amounts were recognized in our earnings in the third quarter of fiscal 2006 or the third quarter of fiscal 2005 related to the component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. In addition, no amounts were recognized in our earnings in the third quarter of fiscal 2006 or the third quarter of fiscal 2005 related to hedged firm commitments that no longer qualify as fair value hedges. All of these derivatives were recorded at their fair value on the balance sheet in accordance with Statement 133.
     Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for our foreign currency derivatives held at March 31, 2006 would have an impact of approximately $1.7 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.
     Interest Rates: We utilize a balanced mix of debt maturities, along with both fixed-rate and variable-rate debt and available lines of credit, to manage our exposure to changes in interest rates. We do not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2006. There can be no assurances, however, that interest rates will not change significantly.
Item 4. Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal quarter ended March 31, 2006, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the fiscal quarter ended March 31, 2006 our disclosure controls and procedures were effective.
     (b) Changes in internal control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of acquired business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties, and implementing additional monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     On July 29, 2002, we received a demand letter from Bourdex, a Nigerian-based customer for a product of our former analog base station business and related services, alleging (i) breach of contract, and (ii) deceit based upon misrepresentation. In accordance with the contract, we submitted an arbitration request pursuant to the International Chamber of Commerce’s Procedural Rules asking for a determination that we fully complied with the contract and that we owed no further duty to Bourdex. In January 2003, Bourdex restated its demand at $22.3 million. The arbitration hearing took place beginning in March 2004 and concluded in July 2004. Based on that hearing, the parties received a decision from the arbitration panel in January 2005 indicating that we breached a duty to Bourdex, based on a special relationship that developed between the parties. According to the decision, other issues must be considered, subject to further pleadings on the topic of appropriate remedies, if any. After the January 2005 decision, Bourdex continued to revise its demands. The current demand is for approximately $35 million. A hearing on the issue of remedies and damages was held during the first quarter of fiscal 2006 . On April 24, 2006 we received the decision of the panel, which awarded Bourdex damages of $3.06 million plus $750,000 in costs and attorney fees. In addition, the panel awarded pre-judgment interest of 8 percent on the amounts awarded. We have accrued a $5.4 million liability for this item as of March 31, 2006. We continue to believe in the merits of our defenses and counterclaims and are currently evaluating our appellate options.
Item 1A. Risk Factors.
     Information regarding risk factors appears in our MD&A under the heading “Forward-Looking Statements and Factors that May Affect Future Results” in Part I. Item 2. of this Quarterly Report on Form 10-Q and in Part II. Item 7. of our Fiscal 2005 Form 10-K. There have been no material changes from the risk factors previously disclosed in our Fiscal 2005 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
     During the third quarter of fiscal 2006 we repurchased 215,000 shares of our common stock at an average price per share of $47.31. During the third quarter of fiscal 2005 we did not repurchase any shares of our common stock under our repurchase programs. We currently expect that we will repurchase shares of our common stock to offset the dilutive effect of shares issued under our share-based incentive plans. Additionally, if warranted, we will consider accelerating our repurchases.
     The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended March 31, 2006:

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet be
	Total number of	Average price paid	publicly announced	purchased under the
Period*	Shares purchased	per share	plans or programs (1)	plans or programs (1)
Month No. 1
(December 31, 2005–January 27, 2006)
Repurchase Programs (1)	None	n/a	None	4,416,000
Employee Transactions (2)	33,002	$45.94	n/a	n/a

Month No. 2
(January 28, 2006–February 24, 2006)
Repurchase Programs (1)	215,000	$47.31	215,000	4,201,000
Employee Transactions (2)	221,259	$47.12	n/a	n/a

Month No. 3
(February 25, 2006–March 31, 2006)
Repurchase Programs (1)	None	n/a	None	4,201,000
Employee Transactions (2)	20,576	$45.81	n/a	n/a

Total	489,837	$47.07	215,000	4,201,000

*	Periods represent our fiscal months.

(1) On April 27, 2004, we announced that our Board of Directors approved a share repurchase program that authorizes us to repurchase, on a post-stock split basis, up to 6 million shares through open-market transactions, or in negotiated block transactions. This program does not have an expiration date. The maximum number of shares that may yet be purchased under our currently authorized repurchase program as of March 31, 2006 is 4,201,000. As a matter of policy, we do not repurchase shares during the period beginning on the 15th day of the third month of a fiscal quarter and ending two days following the public release of earnings and financial results for such fiscal quarter.
(2) Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised stock options, (b) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance shares or restricted shares which vested during the quarter, (c) performance or restricted shares returned to us upon the retirement or employment termination of employees, or (d) shares of our common stock purchased by the trustee of the Harris Corporation Master Rabbi Trust at our direction to fund obligations under our deferred compensation plans. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.
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

HARRIS CORPORATION
(Registrant)

Date: May 2, 2006	By:	/s/ Gary L. McArthur

Gary L. McArthur
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

(4)	(a) Specimen stock certificate for the Company’s Common Stock, incorporated herein by reference to Exhibit 4(a) to the Company’s Quarterly Report on From 10-Q for the fiscal quarter ended April 1, 2005. (Commission File Number 1-3863)

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

Exhibit No.
Under Reg.
S-K, Item 601	Description

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