Form 10-K
period 2006-06-30
HARRIS CORP /DE/
filed 2006-09-07
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period from	to
Commission File Number 1-3863
HARRIS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	34-0276860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1025 West NASA Boulevard Melbourne, Florida	32919
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (321) 727-9100
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $1.00 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ✓   No
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes     No ✓
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ✓   No
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer      ✓   Accelerated filer          Non-accelerated filer
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No ✓
      The aggregate market value of the voting common equity held by non-affiliates of the registrant was $5,670,756,975 (based upon the closing sale price per share of the stock on the New York Stock Exchange) on the last business day of the registrant’s most recently completed second fiscal quarter (December 30, 2005). For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates.
      The number of outstanding shares of the registrant’s common stock as of August 18, 2006 was 133,858,630.
Documents Incorporated by Reference:
      Portions of the registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders scheduled to be held on October 27, 2006, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended June 30, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

HARRIS CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 2006
      This Annual Report on Form 10-K contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries. HD Radiotm is a registered trademark of iBiquity Digital Corporation.

Cautionary Statement Regarding Forward-Looking Statements
      This Annual Report on Form 10-K, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements: of our plans, strategies and objectives for future operations; concerning new products, services or developments; regarding future economic conditions, performance or outlook; as to the outcome of contingencies; as to the value of our contract awards and programs; of beliefs or expectations; and of assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Annual Report on Form 10-K. Factors that might cause our results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, those discussed in “Item 1A. Risk Factors” below. Forward-looking statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we undertake no obligation, other than imposed by law, to update forward-looking statements to reflect further developments or information obtained after the date of filing of this Annual Report on Form 10-K or, in the case of any document incorporated by reference, the date of that document, and disclaim any obligation to do so.
PART I

ITEM 1.	BUSINESS.
HARRIS
      Harris Corporation, together with its subsidiaries, is an international communications and information technology company focused on providing assured communications products, systems and services for government and commercial customers. Our operating divisions serve markets for government communications, secure tactical radios, microwave communications and broadcast communications and systems.
      Harris was incorporated in Delaware in 1926 as the successor to three companies founded in the 1890s. Our principal executive offices are located at 1025 West NASA Boulevard, Melbourne, Florida 32919, and our telephone number is (321) 727-9100. Our common stock is listed on the New York Stock Exchange under the symbol “HRS.” On August 18, 2006, we employed approximately 13,900 people. We sell products in more than 150 countries. Unless the context otherwise requires, the terms “we,” “our,” “us,” “Company,” and “Harris” as used in this Annual Report on Form 10-K refer to Harris Corporation and its subsidiaries.
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
      Each of our business segments, which we also refer to as “divisions,” has been organized on the basis of specific communications markets. Each business segment has its own marketing, engineering, manufacturing and product service and maintenance organization. We produce most of the products we sell.
      Our total revenue in fiscal 2006 was approximately $3.5 billion compared to approximately $3.0 billion in fiscal 2005. Total revenue in the United States increased approximately 12 percent from fiscal 2005 while international revenue, which amounted to approximately 21 percent of our total revenue in fiscal 2006, increased approximately 34 percent from fiscal 2005. Our net income for fiscal 2006 was $237.9 million compared to $202.2 million in fiscal 2005, an increase of 18 percent.
Recent Acquisitions
      Acquisition of Leitch Technology Corporation. On October 25, 2005, we acquired Leitch Technology Corporation (“Leitch”), a publicly-held provider of high-performance video systems for the television broadcast industry, including routers and distribution equipment, signal processing, signal management and monitoring, servers and storage area networks, branding software and post-production editing systems. The cash purchase price for Leitch, including assumed liabilities, was approximately $513 million. The Leitch business is being operated within our Broadcast Communications segment.
      Acquisition of Optimal Solutions, Inc. On April 28, 2006, we acquired Optimal Solutions, Inc. (“OSi”), a privately-held provider of air-time sales, traffic and billing software to broadcast stations. The acquisition of OSi expands our capabilities in enterprise-wide software for managing and scheduling advertising and programming for broadcasters. The purchase price for OSi, including assumed liabilities, was approximately $37 million. The purchase price, which is subject to post-closing adjustment, may be increased if certain operating goals are achieved. The OSi business is being operated within our Broadcast Communications segment.
      Acquisition of Aastra Digital Video. On May 31, 2006, we acquired Aastra Digital Video, a business unit of Aastra Technologies Limited. Aastra Digital Video develops and markets video networking, encoding, decoding and multiplexing technologies used by television broadcasters, telecommunications providers and satellite networks. The purchase price for Aastra Digital Video, including assumed liabilities, was approximately $36 million. The Aastra Digital Video business is being operated within our Broadcast Communications segment.
Subsequent Event — Agreement with Stratex Networks, Inc.
      On September 5, 2006, we announced that we entered into a definitive agreement with Stratex Networks, Inc. (“Stratex Networks”), a publicly held provider of high-speed wireless transmission systems, under which we will combine our Microwave Communications Division with Stratex Networks to form a new company named “Harris Stratex Networks, Inc.” Under the terms of the agreement, we will contribute our Microwave Communications Division and $25 million of cash in exchange for approximately 56 percent ownership of the combined company. Stratex Networks shareholders will exchange their existing ownership of Stratex Networks for approximately 44 percent ownership of the combined company. The transaction is subject to approval by Stratex Networks shareholders, customary regulatory approvals, and other customary closing conditions. Following the closing, it is expected that Harris Stratex Networks, Inc. will be listed on the NASDAQ Global Market. The transaction is expected to close during the second or third quarter of our fiscal year 2007. The financial results of Harris Stratex Networks, Inc. will be reflected in our consolidated financial statements, with appropriate elimination of the minority interest not held by us.
Financial Information About Our Business Segments
      Financial information with respect to our business segments, including revenue, operating income or loss and total assets, is contained in Note 23: Business Segments in the Notes to Consolidated Financial Statements (the “Notes”) and is incorporated herein by reference. Financial information with respect to our operations outside the United States is also contained in Note 23: Business Segments in the Notes and is incorporated herein by reference.
Description of Business by Segment

Government Communications Systems
      Government Communications Systems designs, develops and supports state-of-the-art communications and information networks and equipment; develops intelligence, surveillance and reconnaissance solutions; designs and supports information systems for image and other data collection, processing, interpretation, storage and retrieval; and offers engineering, operations and support services. This segment serves a diversified customer base within the U.S. Government, including the Department of Defense (“DoD”), Federal Aviation Administration (“FAA”), National Reconnaissance Office (“NRO”), National Geospatial-Intelligence Agency (“NGA”), Census Bureau, Department of State, National Security Agency (“NSA”), National Oceanic and Atmospheric Administration (“NOAA”), Defense Information Systems Agency (“DISA”) and other government agencies. Government Communications Systems also provides services, systems and products for other aerospace and defense companies, including Lockheed Martin Corporation, The Boeing Company, Northrop Grumman

Corporation, Space Systems/ Loral and ITT Industries. The Government Communications Systems segment serves four strategic program areas:
      Department of Defense Programs: Government Communications Systems is a major supplier of spaceborne and airborne communications and information processing systems and equipment. Government Communications Systems provides military satellite communications, data links, avionics, network communications, large deployable satellite antenna systems, and flat-panel, phased-array and single-mission antennas. Government Communications Systems is a supplier of high-frequency satellite ground terminals for the DoD, supplying the U.S. Army, Navy, Air Force and Marines. Government Communications Systems is providing high-speed networking and satellite communications, including processors, encryptors and terminals, to assist the DoD’s ongoing transformation of military communications. The DoD’s Global Information Grid will provide forces with access to information when and where they need it via secure, interoperable and mobile communications networks. A key element of this information grid is the U.S. Army’s Warfighter Information Network — Tactical (“WIN-T”), for which Government Communications Systems is providing secure, high-speed wireless local area networking and phased array capabilities for WIN-T’s wireless transmission system. Government Communications Systems is also providing multiband satellite communications technology and development to the U.S. Navy’s Advanced Extremely High Frequency (“AEHF”) satellite program, supplying four Navy Multiband Terminal prototypes to support the AEHF program. These terminals will allow units at sea and onshore to communicate from anywhere via military and commercial satellites simultaneously, and will enable secure command and control capability and enhanced communications, such as tactical data and imagery, real-time video, battlefield maps, and targeting information. Government Communications Systems is developing network-centric communications system architectures and technologies that will link sensors, platforms, weapons and soldiers and is also developing open-architecture, directional, mobile ad hoc networking capabilities. During fiscal 2006, Government Communications Systems was awarded significant contracts, including: a three-year, $27 million contract to develop and integrate a communications system that will link the U.S. Navy’s Advanced Deployable System undersea surveillance sensors with host Littoral Combat ships; a contract with the U.S. Air Force for anti-jam GPS technology for munitions; a contract to develop an encrypted data link system for an Air Force missile; and a contract to develop a Solid State Recording Device for Army helicopters. Ongoing previously awarded programs also include: a contract to provide tactical common data links for the U.S. Navy Light Airborne Multi-purpose System (“LAMPS”) helicopters; a contract to provide large unfurlable spaceborne antennas for the Mobile User Objective System, a narrowband tactical satellite communications system that will enhance the U.S. Navy’s existing satellite tactical communications system; a contract with the U.S. Navy for Multi-band Shipboard Satellite Communications Terminals (“MSSCT”); contracts for portions of the communications systems for the Ground-based Midcourse Defense (“GMD”) program (formerly known as National Missile Defense); follow-on awards for the U.S. Army’s Multiple Launch Rocket System program, including improved fire control systems (“IFCS”); a contract for Multi-function Information Distribution Systems (“MIDS”) terminals for aircraft such as the U.S. Navy’s F/A-18 and the U.S. Air Force’s F-16, as well as ground-based applications; and contracts for the F-22 Raptor, F/A-18E/F Super Hornet and F-35 Joint Strike Fighter aircraft platforms to provide high-performance, advanced avionics such as high-speed fiber optic networking and switching, intra-flight data links, image processing, digital map software and other electronic components.
      National Programs: Government Communications Systems also is a provider of communications equipment and systems, and image and information processing solutions to national intelligence and security agencies and customers. Government Communications Systems provides comprehensive solutions for intelligence, surveillance and reconnaissance. Government Communications Systems addresses each of the six steps of the intelligence cycle: tasking, collection, processing, exploitation, dissemination and analysis of information. Government Communications Systems provides communications equipment, advanced imagery products and information processing for intelligence systems, and develops and supplies state-of-the-art wireless surveillance and tracking equipment for vehicular, man-portable, airborne, and remote/unattended applications. Such intelligence and surveillance solutions help improve situational awareness, data collection accuracy and product analysis by correlating near real-time mission data and intelligence reference data for display and analysis by strategic and tactical planners and decision makers. A significant portion of this program area involves classified programs. While classified programs generally are not discussed in this Annual Report on Form 10-K, the operating results relating to classified programs are included in our consolidated financial statements, and the business risks associated with such programs do not differ materially from those of other U.S. Government programs. During fiscal 2006, Government Communications Systems was awarded a contract with Space Systems/Loral to design and construct four unfurlable mesh reflectors for commercial satellites. During fiscal 2005, Government Communications Systems was awarded a three-year, potential $77 million Rapidly

Deployable Integrated Command and Control System (“RADIC”) program by the NSA to develop a knowledge-management software system for its analysts. Government Communications Systems is also supplying geospatial and imagery-derived products for the NGA under the Global Geospatial Intelligence program, including foundation data products, three-dimensional visualization, mapping and charting production services, surveying services and production management.
      Civil Programs: Government Communications Systems also is a supplier to civilian agencies of the U.S. Government, including the FAA and the Census Bureau, supplying these agencies with custom systems and software designed to collect, store, retrieve, process, analyze, interpret, display and distribute information, including meteorological data processing systems, electronic archival systems, graphic information systems and telecommunication services systems. Government Communications Systems provides systems integration to large-scale, geographically dispersed enterprises. Government Communications Systems is assisting the FAA in modernizing the U.S. air traffic control system and infrastructure. For example, we are the prime contractor on a 15-year, $2.2 billion contract to integrate and modernize the FAA’s Telecommunications Infrastructure (“FTI”). This program is consolidating telecommunications at more than 4,400 FAA facilities nationwide, while reducing operating costs, enhancing network security and improving service. During fiscal 2005, we were awarded a further contract by the FAA to add mission support services to the FTI program, as well as a follow-on contract for the FAA’s Weather and Advanced Radar Processing System. The total contract amount for the FTI program, including options, could reach $3.5 billion through 2017. Government Communications Systems is also working with the FAA on other programs, including the Voice Switching and Control System program, which allows air traffic controllers to establish critical air-to-ground and ground-to-ground communications with pilots as well as other air traffic controllers.
      Government Communications Systems also is a developer of complex, large-scale databases and information systems and services. Government Communications Systems is the prime contractor for the U.S. Census Bureau’s Master Address File/ Topologically Integrated Geographic Encoding and Referencing Accuracy Improvement Project (“MTAIP”). The MTAIP contract was awarded to Harris in 2002 and during fiscal 2006 the U.S. Census Bureau exercised its option to extend the contract for four years. Currently anticipated to provide total revenue of $210 million over an eight-year period ending in 2010, the MTAIP program will provide a computer database of all addresses and locations where people live or work, covering an estimated 115 million residences and 60 million businesses in the U.S. During fiscal 2006, Government Communications Systems was awarded a five-year, $600 million contract from the U.S. Census Bureau as prime contractor for its Field Data Collection Automation (“FDCA”) Program. Under the FDCA Program, Government Communications Systems will integrate multiple automated systems required to obtain data from field census takers during the 2010 census. The automated system will capture information collected during field interviews. During fiscal 2005, Government Communications Systems, together with Broadcast Communications, completed a contract to rebuild the Iraqi Media Network (“IMN”), which is bringing modern radio, TV broadcast and newspaper infrastructure and media content to the people of Iraq.
      Technical Services Programs: Government Communications Systems also provides technical engineering, operations and services to the U.S. Government. Such services include information technology outsourcing, enterprise management, engineering and systems design. Information technology outsourcing services include data entry, network administration, system operations and maintenance and procurement and logistics support. Enterprise management services include systems engineering and integration, network design, capacity expansions and information assurance and security. During fiscal 2005, Government Communications Systems was selected by the NRO to provide operations, maintenance and support services for the agency’s global communications and information systems (“Patriot”) program which is expected to yield more cost-effective information technology service management. This program has a potential value of $1 billion over 10 years. During fiscal 2005, Government Communications Systems was also awarded a contract with a potential value of $175 million, over nine years, from the DISA in support of its Crisis Management System. Under the Mission Communications Operations and Maintenance (“MCOM”) program, Government Communications Systems provides operations and maintenance services to the U.S. Air Force Satellite Control Network’s communications functions at Schriever AFB, Colorado, and Onizuka AFS, California. Under the Operational Space Services and Support (“OSSS”) program, Government Communications Systems provides operations and maintenance services to the Air Force Satellite Control Network remote tracking stations and global positioning satellite sites worldwide. During the first quarter of fiscal 2005, Harris completed the acquisition of The Orkand Corporation (“Orkand”), a privately-held provider of technical services and information technology for U.S. Government agencies, including the Department of State, Department of Labor, Department of the Interior, Department of

Health and Human Services, and Department of Energy. The acquisition of Orkand continues to provide insight into additional opportunities with these new customers.
      Revenue, Backlog and Contracts: Revenue in fiscal 2006 for the Government Communications Systems segment increased to $1,813 million from $1,805 million in fiscal 2005 and $1,506 million in fiscal 2004. Segment operating income increased 6 percent to $216.5 million from $203.4 million in fiscal 2005 and $153.4 million in fiscal 2004. This segment contributed 52 percent of our total revenue in fiscal 2006, 60 percent in fiscal 2005 and 60 percent in fiscal 2004. In fiscal 2006, approximately 33 percent of the revenue for this segment was under contracts with prime contractors and approximately 67 percent was under direct contracts with customers, compared to 28 percent of revenue under contracts with prime contractors and 72 percent of revenue under direct contracts with customers in fiscal 2005. Some of this segment’s significant programs in fiscal 2006 included the FTI program, the Patriot program, the MCOM program, the F-35 Joint Strike Fighter platform and various classified programs. Other significant programs included the AEHF, F/ A-18E/ F, IFCS, MTAIP, MIDS, MSSCT and the U.S. Air Force’s family of Beyond Line-of-Sight (“FAB-T”) program and several classified programs. The largest program by revenue represented approximately 10 percent of this segment’s revenue for fiscal 2006, compared to approximately 6 percent for fiscal 2005. The 10 largest programs by revenue represented approximately 33 percent of this segment’s revenue in fiscal 2006, 31 percent in fiscal 2005 and approximately 30 percent in fiscal 2004. This segment currently has a diverse portfolio of approximately 300 programs, each having a value over $1 million. Historically, this diversity has provided a stable backlog and reduced potential risks that come from reductions in funding or changes in customer priorities. In fiscal 2006, U.S. Government customers, whether directly or through prime contractors, accounted for approximately 95 percent of this segment’s total revenue compared to 91 percent in fiscal 2005, with the DoD accounting for 56 percent of this segment’s fiscal 2006 revenue and the FAA accounting for 13 percent.
      The funded backlog of unfilled orders for this segment was $382 million at July 28, 2006, compared with $410 million at July 29, 2005 and $463 million at July 30, 2004. Substantially all this funded backlog is expected to be filled during fiscal 2007, but we can give no assurance of such fulfillment. Unfunded backlog for this segment was $4,159 million at July 28, 2006, compared with $4,019 million at July 29, 2005 and $3,170 million at July 30, 2004. Additional information regarding funded and unfunded backlog for this segment is provided under “Item 1. Business — Funded and Unfunded Backlog.”
      Most of the sales of the Government Communications Systems segment are made directly or indirectly to the U.S. Government under contracts or subcontracts containing standard government contract clauses providing for redetermination of profits, if applicable, and for termination at the convenience of the U.S. Government or for default based upon performance of the contractor. This segment’s contracts include both cost-reimbursement and fixed-price contracts. Cost-reimbursement contracts provide for the reimbursement of allowable costs plus the payment of a fee. These contracts fall into three basic types: (i) cost-plus fixed-fee contracts, which provide for the payment of a fixed fee irrespective of the final cost of performance; (ii) cost-plus incentive-fee contracts, which provide for increases or decreases in the fee, within specified limits, based upon actual results compared to contractual targets relating to factors such as cost, performance and delivery schedule; and (iii) cost-plus award-fee contracts, which provide for the payment of an award fee determined at the discretion of the customer based upon the performance of the contractor against pre-established performance criteria. Under cost-reimbursement contracts, this segment is reimbursed periodically for allowable costs and is paid a portion of the fee based on contract progress. Some costs incident to performing a contract have been made partially or wholly unallowable for reimbursement by statute or regulation. Examples are certain merger and acquisition costs, lobbying costs and certain litigation defense costs.
      This segment’s fixed-price contracts are either firm fixed-price contracts or fixed-price incentive contracts. Under firm fixed-price contracts, this segment agrees to perform a specific scope of work for a fixed price and, as a result, benefits from cost savings and carries the burden of cost overruns. Under fixed-price incentive contracts, this segment shares with the U.S. Government both savings accrued from contracts performed for less than target costs as well as costs incurred in excess of targets up to a negotiated ceiling price (which is higher than the target cost), but carries the entire burden of costs exceeding the negotiated ceiling price. Accordingly, under such incentive contracts, profit may also be adjusted up or down depending upon whether specified performance objectives are met. Under firm fixed-price and fixed-price incentive contracts, this segment usually receives either milestone payments equaling 100 percent of the contract price or monthly progress payments from the U.S. Government in amounts equaling 75 percent of costs incurred under U.S. Government contracts. The remaining amounts, including profits or incentive fees, are billed upon delivery and final acceptance of end items and deliverables under the contract. Fixed-price contracts generally have higher profit margins than cost-reimbursement contracts. Production contracts are mainly fixed-price contracts, and development contracts are generally cost-reimbursement contracts. For fiscal 2006, 52 percent of the revenue of this segment was generated from cost-reimbursement contracts and 48 percent was generated from fixed-price contracts compared to 60 percent and 40 percent, respectively, in fiscal 2005 and 68 percent and 32 percent, respectively, in fiscal 2004. For a discussion of certain risks affecting this segment, see “Item 1. Business — Principal Customers; Government Contracts,” “Item 3. Legal Proceedings” and “Item 1A. Risk Factors.”

RF Communications
      RF Communications is a worldwide supplier of secure voice and data radio communications products, systems and networks to the DoD, Federal and state agencies, and military, government, and commercial organizations worldwide. RF Communications offers a comprehensive line of secure radio products and systems for manpack, handheld, vehicular, strategic fixed-site and shipboard applications. These radio systems are highly flexible, interoperable and capable of supporting diverse mission requirements.
      RF Communications’ Falcon® family of tactical radios includes the Falcon II secure high-frequency, very high-frequency, ultra high-frequency and multiband software-defined tactical radios, and the Falcon III multiband handheld and vehicular radio systems. These radios are built on a software-defined radio platform that is reprogrammable to add features or software upgrades. Software-defined radio technology offers significantly increased flexibility in support of a variety of wireless communications protocols. These radios also have military-strength embedded encryption and can be linked to computers, providing network capabilities on the battlefield. The Falcon III AN/ PRC-152(C) has been certified by the NSA for the protection of voice and data traffic up through TOP SECRET/ SCI level. The Joint Tactical Radio System (“JTRS”) Software Communications Architecture (“SCA”) of the AN/ PRC-152(C) has been certified “SCA Compliant with Waivers” by the Joint Program Executive Office Joint Tactical Radio System Test and Evaluation Laboratory (“JPEO JTEL”). Falcon III radios provide interoperability with key legacy waveforms, including Single Channel Ground and Airborne Systems (“SINCGARS”), and can be configured to accommodate vehicle-mounted functionality while providing handheld portability for quick-dismount scenarios. These radios provide soldiers with total battlefield connections, including secure ground-to-air and tactical satellite communications, and an embedded global positioning system for situational awareness.
      RF Communications provides embedded encryption. Its Sierratm II cryptographic subsystem is a miniaturized programmable module that can be integrated into radios and other voice and data communications devices to encrypt classified information prior to transmission and storage. Sierra II was certified in fiscal 2005 by the NSA. RF Communications’ encryption modules currently meet or exceed the highest security standards established by the U.S. Government. Sierra II can be used for tactical radios, wireless local-area-networks, remote sensors, guided munitions and unmanned aerial vehicles. RF Communications also offers the Citadel® cryptographic engine which provides military grade encryption for non-Type 1 applications.
      RF Communications also provides unattended ground sensor systems. These include remote, battery-operated products that are designed for surveillance and monitoring of high-value resources such as troop encampments, airfields, base installations, supply routes and depots.
      The worldwide transformation to modernize tactical communications to provide secure, interoperable and reliable communications is driving strong demand and positive results for this segment. Force modernization efforts, including ground force restructuring and expansion, have gained increasing momentum and funding as the DoD seeks to deliver enhanced command, control and communications to more and smaller operating units. In fiscal 2006, RF Communications responded to requirements for its Falcon family of radios from a broad base of U.S. Government customers. For example, the U.S. Army’s Modularity program is a major force-transformation initiative that includes smaller, more agile and rapidly deployable fighting units. The smaller units are more independent and require greater capabilities for communications up and down the command structure, which has created demand for our Falcon radios. Similar communications modernization programs are under way by the U.S. Marines, the Army Reserve and the National Guard. Internationally, RF Communications’ radios are the standard of NATO and Partnership for Peace countries. Sales in fiscal 2006 were made to NATO members, including the United Kingdom, Canada, Romania, Poland, Germany, Hungary and Bulgaria. Additionally, sales in fiscal 2006 were made to the following countries: Pakistan, Iraq, Ethiopia, Chile, Algeria, Georgia, Uganda, Saudi Arabia, Sweden, Australia, Tajikistan and Yemen.
      RF Communications has a key position on the U.K. Ministry of Defence Bowman Tactical Radio Programme (“Bowman”). Under the terms of the Bowman contract with General Dynamics United Kingdom Limited, with a value to RF Communications of approximately $245 million, this segment is providing more than 10,000 high-frequency radio units over the course of the five-year program. Production for Bowman began in fiscal 2003.
      Revenue in fiscal 2006 for the RF Communications segment increased 51 percent over fiscal 2005 to $809 million from $537 million and was $430 million in fiscal 2004. Segment operating income increased 68 percent to $278.9 million in fiscal 2006, compared to $166.5 million in fiscal 2005 and was $118.9 million in fiscal 2004. The RF Communications segment contributed 23 percent of our total revenue in fiscal 2006, 17 percent in fiscal 2005 and 17 percent in fiscal 2004. In fiscal 2006, approximately 37 percent of the revenue of this segment were derived outside of the United States, compared to 45 percent in fiscal 2005 and 47 percent in fiscal 2004. In fiscal 2006, U.S. Government customers, whether directly or through others, accounted for approximately 72 percent of this segment’s total revenue, compared to 54 percent in fiscal 2005 and 56 percent in fiscal 2004.
      In general, this segment’s domestic products are sold and serviced directly to customers through its sales organizations and through established distribution channels. Internationally, this segment markets and sells its products and services through regional sales offices and established distribution channels. See “Item 1. Business — International Business.”
      The backlog of unfilled orders for this segment was $703 million at July 28, 2006, compared to $427 million at July 29, 2005 and $331 million at July 30, 2004. Approximately 90 percent of this backlog of unfilled orders is expected to be filled during fiscal 2007, but we can give no assurance of such fulfillment. For a discussion of certain risks affecting this segment, see “Item 1. Business — Principal Customers; Government Contracts,” “Item 3. Legal Proceedings” and “Item 1A. Risk Factors.”

Microwave Communications
      Microwave Communications designs, manufactures and sells a broad range of microwave radios for use in worldwide wireless communications networks. Applications include wireless/mobile infrastructure connectivity; secure data networks; public safety transport for state, local and Federal government users; and right-of-way connectivity for utilities, pipelines, railroads and industrial companies. In general, wireless networks are constructed using microwave radios and other equipment to connect cell sites, fixed-access facilities, switching systems, land mobile radio systems and other similar systems. For many applications, microwave systems offer a lower-cost, highly reliable alternative to competing transmission technologies such as fiber or “wired” systems. This segment’s microwave product line spans frequencies from 2 to 38 GHz and includes the:

•	TRuepointtm family of microwave radios. This is our next-generation microwave point-to-point radio platform which provides Synchronous Digital Hierarchy (“SDH”) and Plesiochronous Digital Hierarchy (“PDH”) in a single platform and is designed to meet the current and future needs of network operators, including mobile, private network, government and access service providers. The unique architecture of the core platform reduces both capital expenditures and life cycle costs, while meeting international and North American standards. The software-based architecture enables transition between traditional microwave access applications and higher-capacity transport interconnections. The wide range of capacities, interfaces, modulation schemes, frequency and channel plans, and power levels are made available to meet the requirements of networks around the world. The TRuepoint product family delivers service from 4 to 180 megabits-per-second capacity at frequencies ranging from 6 to 38 GHz;
•	Constellation® medium-to-high-capacity family of point-to-point digital radios operating in the 6, 7/8 and 10/11 GHz frequencies, which are designed for network applications and support both PDH and Synchronous Optical Network (“SONET”), the standard for digital transport over optical fiber in North American applications. Constellation radios are suited for wireless mobile carriers and private operators, including critical public safety networks; and
•	MegaStar® high-capacity, carrier-class digital point-to-point radios, which operate in the 5, 6, 7/8 and 11 GHz frequencies, and are designed to eliminate test equipment requirements, reduce network installation and operation costs, and conform to PDH, SONET and SDH standards.
      Microwave Communications provides turnkey microwave systems and service capabilities, offering complete network and systems engineering support and services, including planning, design and systems integration, site surveys, deployment, management, training and customer service — a key competitive discriminator for the Microwave Communications segment in the microwave radio industry.
      Microwave Communications also offers a comprehensive network management system. Its NetBoss® integrated communications network management platform supports wireless, wireline and Internet service providers. NetBoss offers fault management, performance management, service activation, billing mediation and

Operational Support System (“OSS”) integration in a modular, off-the-shelf solution designed for rapid deployment. The modularity of NetBoss enables customers to implement a comprehensive set of capabilities immediately or gradually, as their needs dictate. The newest product offering is NetBoss EM, an element manager. Following the sale of our TTS business during fiscal 2004, the NetBoss network operations software product line became part of the Microwave Communications segment and prior periods have been restated to reflect this change.
      Principal customers for Microwave Communications’ products and services include domestic and international wireless/mobile service providers, original equipment manufacturers, as well as private network users such as public safety agencies, utilities, pipelines, railroads and other industrial enterprises. No single customer accounted for more than 15 percent of fiscal 2006 revenue for the Microwave Communications segment. During fiscal 2006, Microwave Communications entered into a contract with Vmobile Nigeria to provide radios for the build-out of its telecom network that spans more than 5,000 kilometers. As part of providing both backbone and access microwave solutions for this complex and expansive network, Microwave Communications is also providing network architecture and planning. During fiscal 2006, Microwave Communications entered into a contract to supply radios and products to the Commonwealth of Kentucky to assist in the conversion of the Kentucky Early Warning System from analog to digital, utilizing TRuepoint radios that will be used to provide first-responders with critical voice and video services. Approximately 57 percent of the revenue of this segment was derived outside of the United States in fiscal 2006, compared to 46 percent in fiscal 2005 and 52 percent in fiscal 2004. In general, this segment’s North American products and services are sold directly to customers through its sales organizations and through established distribution channels. Internationally, this segment markets and sells its products and services through regional sales offices and established distribution channels. See “Item 1. Business — International Business.”
      Revenue in fiscal 2006 for the Microwave Communications segment increased 9 percent from $320 million in fiscal 2005 to $349 million in fiscal 2006 and was $330 million in fiscal 2004. This segment had an operating loss of $19.6 million in fiscal 2006, compared to operating income of $7.7 million in fiscal 2005 and an operating loss of $12.1 million in fiscal 2004. The Microwave Communications segment contributed 10 percent of our total revenue in fiscal 2006, 11 percent in fiscal 2005 and 13 percent in fiscal 2004.
      The backlog of unfilled orders for this segment was $164 million at July 28, 2006, compared with $94 million at July 29, 2005 and $81 million at July 30, 2004. Substantially all of this backlog is expected to be filled during fiscal 2007, but we can give no assurance of such fulfillment. For a discussion of certain risks affecting this segment, see “Item 3. Legal Proceedings” and “Item 1A. Risk Factors.”

Broadcast Communications
      Broadcast Communications’ hardware and software solutions support the entire content creation, management, distribution, and delivery process for broadcast, cable, satellite, and other media content providers. This segment serves the global digital and analog markets, providing enterprise software and studio, video distribution and digital media products, network management, and transmission equipment and systems.
      The current trend and future of broadcast media involves digitizing content and transporting it simultaneously over many different networks to many types of devices. This transition from analog to digital technology enables content owners and service providers to consolidate and automate their operations. As a result, this need to create, manage, and ultimately deliver digital media content is driving an infrastructure upgrade cycle for the media industry.
      Television: Broadcast Communications develops, manufactures, and supplies digital and analog television transmission equipment for over-the-air broadcasters and for the emerging mobile television market. In addition to high definition picture clarity, digital technology gives broadcasters the opportunity to expand channel and service offerings. In response to the U.S. Government-mandated transition from analog to digital transmission, Broadcast Communications provided the nation’s first advanced digital television transmitter, as well as the first commercial digital television application and is a leader with respect to the U.S. digital standard known as “ATSC.” Innovations have included the development of a line of analog transmitters that can be upgraded for digital operation in the field. Additionally, in fiscal 2005, Broadcast Communications introduced PowerCDtm, a new family of high-power UHF ATSC transmitters designed to deliver maximum in-band RF power per watt of electricity, and Broadcast Communications continues to develop next-generation transmission equipment to provide broadcasters with a smooth path from analog to digital broadcasting. Broadcast Communications is also a provider of European-standard digital “DVB-T” transmission equipment supported by a technology development center in Austria that focuses on European-standard DVB-T transmissions systems. Broadcast

Communications is also expanding efforts to reach the emerging mobile television market under the concept of transmitting real-time television to personal devices such as cell phones, PDAs or other mobile devices. Mobile video is in its early stage of growth, with only a limited number of content providers. Broadcast Communications is developing and providing transmission equipment for various mobile video broadcasting trials in Australia, China, the Netherlands, the U.K. and the U.S.
      Radio: Broadcast Communications develops, manufactures, and supplies end-to-end products, systems, and services for the radio broadcast market. Product offerings include digital and analog transmission equipment, audio and networking consoles, studio products, monitoring and control solutions, and systems that range from single-radio studios to consolidated operations and complete nationwide networks with hundreds of radio sites. Broadcast Communications is a leader in the transition from analog to digital radio. Product offerings address the U.S. digital standard called “IBOC” (In-Band/ On-Channel), which is referred to in the market as “HD Radiotm”, as well as international digital standards including “DAB” (Digital Audio Broadcasting) and “DRM” (Digital Radio Mondiale). The rollout of HD Radio in the U.S. is progressing with approximately 2,500 of 13,500 radio stations committing to implement HD Radio over the next several years and approximately 800 stations currently on-air. During fiscal 2005, Broadcast Communications introduced its second-generation transmission product family called FLEXSTARtm, which provides a bandwidth-efficient bitstream so broadcasters can offer supplemental audio and data capability along with the main program stream. This enables broadcasters to develop new revenue-generating opportunities including multiple programs on the same channel, 5.1 surround sound, on-demand traffic, weather and sports reports, store-and-play capabilities, and real-time navigation.
      Software Systems: Broadcast Communications’ software systems offering, which was significantly expanded with the fiscal 2005 acquisition of Encoda Systems Holdings, Inc. (“Encoda”), enables customers to better manage their digital media workflow through a portfolio of software products for programming, scheduling, traffic and billing, as well as for complementary automation and digital asset management solutions. Initial modules of the next-generation digital content delivery platform, called H-Class, were launched during fiscal 2005. The H-Class software system, which began deliveries in fiscal 2006, is an enterprise platform which can intelligently manage delivery of rich digital media across multiple networks, channels, formats, and devices. H-Class provides broadcasters and other media, entertainment, and content distribution customers with a means to integrate disparate processes from creation to consumption into a single, modular system. Our recent acquisition of OSi expands Broadcast Communications’ capabilities in enterprise-wide software for managing and scheduling advertising and programming for broadcasters.
      Video Distribution and Networking Solutions: Video distribution products and solutions offered by Broadcast Communications assist the movement of broadcasters to a multi-channel and multi-media environment as such products enable the movement of rich media, audio and data efficiently over a variety of networks. During the second quarter of fiscal 2006, we acquired Leitch, a provider of high-performance video systems for the television broadcast industry, including routers and distribution equipment, signal processing, signal management and monitoring, servers and storage area networks, branding software and post-production editing systems. Broadcast Communications is a leader in the conversion from analog to digital video networking equipment. Products include: the Platinumtm large router for mixed video and audio signal routing, the IconMastertm digital master control system and the NEXIOtm line of video servers. Broadcast Communications further enhanced its video networking offerings with the acquisition in the fourth quarter of fiscal 2006 of Aastra Digital Video, a developer of video networking, encoding, decoding and multiplexing technologies used by television broadcasters, telecommunications providers and satellite networks. Networking solutions provided by Broadcast Communications include routing and distribution, signal processing, and network monitoring and management tools for multiple markets. In addition to providing solutions to the traditional broadcast and cable markets, customers also include the U.S. Government and public safety organizations for mission-critical, first-response scenarios. For example, Broadcast Communications, in conjunction with Government Communications Systems, is providing extensive networking solutions for the FTI program. Rapidly growing demand for content over an increasing number of devices is driving a transition from single, dedicated networks to flexible systems that automatically deliver content over the most appropriate and cost-effective network, transporting the right content to the right person on the right device.
      Revenue for the Broadcast Communications segment increased 40 percent from $384 million in fiscal 2005 to $538 million in fiscal 2006 and was $287 million in fiscal 2004. Segment operating income was $22.8 million in fiscal 2006, compared to $18.1 million in fiscal 2005 and $8.1 million in fiscal 2004. The Broadcast Communications segment contributed 15 percent of our total revenue in fiscal 2006, 12 percent in fiscal 2005 and 11 percent in fiscal 2004. Approximately 41 percent of the revenue of this segment were derived outside of the United States in fiscal 2006, compared to 34 percent in fiscal 2005 and 39 percent in fiscal 2004. Principal customers for Broadcast Communications’ products and services include domestic and international television and radio broadcast networks and content originators. No single customer accounted for more than 2 percent of fiscal 2006 revenue for the Broadcast Communications segment. During fiscal 2006, Broadcast Communications entered into a multi-year agreement with Cumulus Broadcasting to provide HD Radio transmission systems to over 250 Cumulus AM and FM stations. Broadcast Communications also supplied HD Radio transmission products for Clear Channel Communications and CBS Radio. Customers for software and networking systems included Tribune Broadcasting, Turner Broadcasting, British Sky Broadcasting (“BSkyB”) in the U.K., TV Azteca in Mexico, Norkring in Norway, SkyPerfect in Japan, Antena 3 in Spain, Swisscom Broadcasting in Switzerland, BridgeNetworks in Australia and KUB Telekomunikasi in Malaysia.
      In general, this segment’s domestic products are sold and serviced directly to customers through its sales organizations and through established distribution channels. Internationally, this segment markets and sells its products and services through regional sales offices and established distribution channels. See “Item 1. Business — International Business.”
      The backlog of unfilled orders for this segment was $240 million at July 28, 2006, compared with $210 million at July 29, 2005 and $105 million at July 30, 2004. Approximately 67 percent of this backlog is expected to be filled during fiscal 2007, but we can give no assurance of such fulfillment. For a discussion of certain risks affecting this segment, see “Item 3. Legal Proceedings” and “Item 1A. Risk Factors.”
International Business
      Revenue in fiscal 2006 from products exported from the United States (including foreign military sales) or manufactured abroad was $746.5 million (21 percent of our total revenue), compared with $559.0 million (19 percent of our total revenue) in fiscal 2005 and $507.5 million (20 percent of our total revenue) in fiscal 2004. Our international sales include both direct exports from the United States and sales from foreign subsidiaries. Most of the international sales are derived from the Microwave Communications, RF Communications and Broadcast Communications segments. Direct export sales are primarily denominated in U.S. dollars, whereas sales from foreign subsidiaries are generally denominated in the local currency of the subsidiary. Exports from the United States, principally to Europe, Asia, Africa and Canada, totaled $418.0 million (56 percent of our international revenue) in fiscal 2006, $326.6 million (58 percent of our international revenue) in fiscal 2005 and $308.6 million (61 percent of our international revenue) in fiscal 2004. Foreign operations represented 9 percent of revenue in fiscal 2006, 8 percent of revenue in fiscal 2005 and 8 percent of revenue in fiscal 2004. Foreign operations represented 24 percent of long-lived assets as of June 30, 2006 and 9 percent of long-lived assets as of July 1, 2005. Financial information regarding our domestic and international operations is contained in Note 23: Business Segments in the Notes and is incorporated herein by reference.
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
      We utilize indirect sales channels, including dealers, distributors and sales representatives, in the marketing and sale of some lines of products and equipment, both domestically and internationally. These independent representatives may buy for resale or, in some cases, solicit orders from commercial or governmental customers for direct sales by us. Prices to the ultimate customer in many instances may be recommended or established by the independent representative and may be above or below our list prices. These independent representatives generally receive a discount from our list prices and may mark up those prices in setting the final sales prices paid by the customer. During fiscal 2006, revenue from indirect sales channels represented 6 percent of our total revenue and 23 percent of our international revenue, compared to revenue from indirect sales channels in fiscal 2005 representing 6 percent of our total revenue and 32 percent of our international revenue.
      Fiscal 2006 revenue came from a large number of foreign countries, of which no single country accounted for 4 percent or more of our total revenue. Some of our exports are paid for by letters of credit, with the balance carried either on an open account or installment note basis. Advance payments, progress payments or other similar payments received prior to, or upon shipment often cover most of the related costs incurred. Significant foreign government contracts generally require us to provide performance guarantees. In order to stay competitive in international markets, we also enter into recourse and vendor financing to facilitate sales to certain customers.
      The particular economic, social and political conditions for business conducted outside the U.S. differ from those encountered by domestic businesses. Our management believes that the overall business risk for the international business as a whole is somewhat greater than that faced by our domestic operations as a whole. A description of the types of risks to which we are subject in international business is contained in “Item 1A. Risk Factors.” Nevertheless, in the opinion of our management, these risks are offset by the diversification of the international business and the protection provided by letters of credit and advance payments.
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
      In the Government Communications Systems segment principal competitors include: Boeing, Computer Sciences, General Dynamics, ITT Industries, L-3 Communications, Lockheed Martin, Northrop Grumman, Raytheon and SAIC. Consolidation among U.S. defense and aerospace companies has resulted in a reduction in the number of principal prime contractors. As a result of this consolidation, we frequently “partner” or are involved in subcontracting and teaming relationships with companies that are, from time to time, competitors on other programs.
      In the RF Communications segment principal competitors include: General Dynamics, ITT Industries, Raytheon, Rohde & Schwarz, Tadiran and Thales.
      In the Microwave Communications segment principal competitors include: Alcatel, Ericsson, Fujitsu, NEC, Nokia, Siemens and Stratex Networks, as well as other smaller companies. Several of our competitors are original equipment manufacturers or systems integrators through which we sometimes distribute and sell products and services to end-users. We believe that our network and systems engineering support and service are key competitive strengths for this segment.
      In the Broadcast Communications segment principal competitors include: Broadcast Electronics, NEC, Omnibus, Rohde & Schwarz, Sony, and Thomson/ Grass Valley, as well as other smaller companies and divisions of large companies. We believe that our broad product offering and total content delivery solutions are key competitive strengths for this segment.
Principal Customers; Government Contracts
      Sales to the U.S. Government, which is our only customer accounting for 3 percent or more of our total revenue, were 66 percent of our total revenue in each of fiscal 2006, 2005 and 2004. Additional information regarding customers for each of our segments is provided under “Item 1. Business — Description of Business by Segment.” Our U.S. Government sales are predominantly derived from contracts with agencies of, and prime contractors to, the U.S. Government. U.S. Government contracts are terminable at the convenience of the U.S. Government, as well as for default based on performance. Companies engaged in supplying goods and services to the U.S. Government are dependent on Congressional appropriations and administrative allotment of funds and may be affected by changes in U.S. Government policies resulting from various military, political and international developments. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods become unavailable. Under contracts terminable at the convenience of the U.S. Government, a contractor is entitled to receive payments for its allowable costs and, in general, the proportionate share of fees or earnings for the work done. Contracts that are terminable for default generally provide that the U.S. Government pays only for the work it has accepted and may require the contractor to pay for the incremental cost of reprocurement and may hold the contractor liable for damages. In many cases, there is also uncertainty relating to the complexity of designs, necessity for design improvements and difficulty in forecasting costs and schedules when bidding on developmental and highly sophisticated technical work. Under many U.S. Government contracts, we are required to maintain facility and personnel security clearances complying with DoD and other Federal agency requirements. For further discussion of risks relating to U.S. Government contracts, see “Item 3. Legal Proceedings” and “Item 1A. Risk Factors.”
Funded and Unfunded Backlog
      Our total company-wide funded and unfunded backlog was approximately $5,641 million at July 28, 2006, $5,160 million at July 29, 2005 and $4,132 million at July 30, 2004. The funded portion of this backlog was approximately $1,482 million at July 28, 2006, $1,141 million at July 29, 2005 and $962 million at July 30, 2004. The determination of backlog involves substantial estimating, particularly with respect to customer requirements contracts and development and production contracts of a cost-reimbursement or incentive nature.
      We define funded backlog as unfilled firm orders for which funding has been authorized. Unfunded backlog is primarily unfilled firm and expected follow-on orders that have not yet met our established funding criteria. Our established funding criteria require both authorization by the customer as well as our management’s determination that there is little or no risk to the authorized funding being rescinded. In fiscal 2007, we expect to fill approximately 88 percent of our total funded backlog as of July 28, 2006. However, there can be no assurance that our funded backlog will become revenue in any particular period, if at all. Backlog is subject to delivery delays and program cancellations, which are beyond our control. Additional information with regard to the backlog of each of our segments is provided under “Item 1. Business — Description of Business by Segment” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Research, Development and Engineering
      Research, development and engineering expenditures totaled approximately $814 million in fiscal 2006, $870 million in fiscal 2005 and $841 million in fiscal 2004.
      Company-sponsored research and product development costs, which included research and development for commercial products and independent research and development related to government products and services, were approximately $188 million in fiscal 2006, $137 million in fiscal 2005 and $111 million in fiscal 2004. A portion of our independent research and development costs are allocated among contracts and programs in process under U.S. Government contractual arrangements. Company-sponsored research and product development costs not otherwise allocable are charged to expense when incurred. The portion of total research, development and engineering expenditures not company-sponsored was funded by U.S. Government and commercial customers and is included in our revenue. Company-funded research is directed to the development of new products and to building technological capability in selected communications and electronic systems markets. U.S. Government-funded research helps strengthen and broaden our technical capabilities. Almost all of our segments maintain their own engineering and new product development departments, with scientific assistance provided by advanced-technology departments. As of June 30, 2006, we employed approximately 6,200 engineers and scientists and are continuing efforts to make the technologies developed in any of our business segments available for all other business segments.
Patents and Other Intellectual Property
      We consider our patents and other intellectual property rights, in the aggregate, to constitute an important asset. We own a large and valuable portfolio of patents, trade secrets, know-how, confidential information, trademarks, copyrights and other intellectual property. We also license intellectual property to and from third parties. As of June 30, 2006, we held approximately 892 U.S. patents and 470 foreign patents, and had approximately 396 U.S. patent applications pending and 937 foreign patent applications pending. However, we do not consider our business or any business segment to be materially dependent upon any single patent, license or other intellectual property right, or any group of related patents, licenses or other intellectual property rights. We are engaged in a proactive patent licensing program and have entered into a number of licenses and cross-license agreements, some of which generate royalty income. Although existing license agreements have generated income in past years and may do so in the future, there can be no assurances we will enter into additional income-producing license agreements. From time to time we engage in litigation to protect our patents and other intellectual property. Any of our patents, trade secrets, trademarks, copyrights and other proprietary rights could be challenged, invalidated or circumvented, or may not provide competitive advantages. With regard to patents relating to our Government Communications Systems segment, the U.S. Government often has an irrevocable, non-exclusive, royalty-free license, pursuant to which the U.S. Government may use or authorize others to use the inventions covered by such patents. Pursuant to similar arrangements, the U.S. Government may consent to our use of inventions covered by patents owned by other persons. Numerous trademarks used on or in connection with our products are also considered to be a valuable asset.

Environmental and Other Regulations
      Our facilities and operations, in common with those of industry in general, are subject to numerous domestic and international laws and regulations designed to protect the environment, particularly with regard to wastes and emissions. We believe that we have complied with these requirements and that such compliance has not had a material adverse effect on our results of operations, financial condition or cash flows. Based upon currently available information, we do not expect expenditures to protect the environment and to comply with current environmental laws and regulations over the next several years to have a material impact on our competitive or financial position, but we can give no assurance that such expenditures will not exceed current expectations. If future laws and regulations contain more stringent requirements than presently anticipated, actual expenditures may be higher than our present estimates of those expenditures. We have installed waste treatment facilities and pollution control equipment to satisfy legal requirements and to achieve our waste minimization and prevention goals. We did not spend material amounts on environmental capital projects in fiscal 2006, 2005 or 2004. A portion of our environmental expenditures relates to discontinued operations for which we have retained certain environmental liabilities. We currently expect that amounts to be spent for environmental-related capital projects will not be material in fiscal 2007. These amounts may increase in future years. Additional information regarding environmental and regulatory matters is set forth in “Item 3. Legal Proceedings” and in Note 1: Significant Accounting Policies in the Notes.
      Electronic products are subject to governmental environmental regulation in a number of jurisdictions. Equipment produced by our Broadcast Communications and Microwave Communications segments, in particular, are subject to domestic and international requirements requiring end-of-life management and/or restricting materials in products delivered to customers. Such requirements are not applicable to most equipment produced by our Government Communications Systems and RF Communications segments. We believe that we have substantially complied with such rules and regulations, where applicable, with respect to our existing products sold into such jurisdictions. We intend to comply with such rules and regulations with respect to our future products.
      Radio communications are also subject to governmental regulation. Equipment produced by our Broadcast Communications and Microwave Communications segments, in particular, is subject to domestic and international requirements to avoid interference among users of radio and television frequencies and to permit interconnection of telecommunications equipment. We believe that we have substantially complied with such rules and regulations with respect to our existing products, and we intend to comply with such rules and regulations with respect to our future products. Reallocation of the frequency spectrum also could impact our business, financial condition and results of operations.
Raw Materials and Supplies
      Because of the diversity of our products and services, as well as the wide geographic dispersion of our facilities, we use numerous sources for the wide array of raw materials (such as electronic components, printed circuit boards, metals and plastics) needed for our operations and for our products. We are dependent upon suppliers and subcontractors for a large number of components and subsystems and the ability of our suppliers and subcontractors to adhere to customer or regulatory materials restrictions and to meet performance and quality specifications and delivery schedules. In some instances, we are dependent upon one or a few sources, either because of the specialized nature of a particular item or because of local content preference requirements pursuant to which we operate on a given project. While we have been affected by financial and performance issues of some of our suppliers and subcontractors, we have not been materially adversely affected by the inability to obtain raw materials or products.
Seasonality
      No material portion of our business is considered to be seasonal. Various factors can affect the distribution of our revenue between accounting periods, including the timing of U.S. Government awards, the availability of funding, product deliveries and customer acceptance.
Employees
      As of June 30, 2006, we employed approximately 13,900 people, compared with approximately 12,600 employees at the end of fiscal 2005. Approximately 12,500 of our employees are located in the United States. A significant number of employees in our Government Communications Systems segment possess a security clearance. We also utilize a number of independent contractors. None of our employees in the United States is represented by a labor union. In certain international subsidiaries, our employees are represented by workers’ councils or statutory labor unions. In general, we believe that our relations with our employees are good.

Website Access to Harris Reports; Available Information
      General. We maintain an Internet website at http://www.harris.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). We will also provide the reports in electronic or paper form free of charge upon request. We also make available free of charge on our website our annual report to shareholders and proxy statement. Our website and the information posted thereon are not incorporated into this Annual Report on Form 10-K or any other report that we file with or furnish to the SEC. All reports we file with or furnish to the SEC are also available free of charge via EDGAR through the SEC’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room, 100 F. Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
      Additional information relating to our businesses, including our operating segments, is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
      Corporate Governance Principles and Committee Charters. We previously adopted Corporate Governance Principles, which are available on the Corporate Governance section of our website at www.harris.com/harris/cg/. In addition, the charters of each of the committees of our Board, including the Audit Committee, Corporate Governance Committee and Management Development and Compensation Committee, are also available on the Corporate Governance section of our website. A copy of the charters is also available free of charge upon written request to our Corporate Secretary at Harris Corporation, 1025 West NASA Boulevard, Melbourne, Florida 32919.
      Certifications. We have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report on Form 10-K. In addition, an annual CEO certification was submitted by our Chief Executive Officer to the New York Stock Exchange in 2005 in accordance with the NYSE’s listing standards, which included a certification that he was not aware of any violation by Harris of the NYSE’s corporate governance listing standards.

ITEM 1A.	RISK FACTORS.
      We have described many of the trends and other factors that could impact our business and future results in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, our business, operating results, cash flows and financial condition are subject to various risks and uncertainties, including, without limitation, those set forth below, any one of which could cause our actual results to vary materially from recent results or our anticipated future results.
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
      We are highly dependent on sales to the U.S. Government. Approximately 66 percent of our net revenue in each of fiscal 2006, 2005 and 2004 was derived from sales to the U.S. Government. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government could significantly reduce our revenue. Our U.S. Government programs must compete with programs managed by other government contractors for a limited number of programs and for uncertain levels of funding. Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government and will continue these efforts in the future. The U.S. Government may choose to use other contractors for its limited number of programs. In addition, the funding of defense programs also competes with non-defense spending of the U.S. Government. Budget decisions made by the U.S. Government are outside of our control and have long-term consequences for our business. A shift in U.S. Government spending to other programs in which we are not involved, or a reduction in U.S. Government spending generally, could have material adverse consequences for our business.
We depend significantly on our U.S. Government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited. The termination or failure to fund one or more of these contracts could have an adverse impact on our business.
      Over its lifetime, a U.S. Government program may be implemented by the award of many different individual contracts and subcontracts. The funding of U.S. Government programs is subject to Congressional appropriations. Although multi-year contracts may be planned or authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs often receive only partial funding initially, and additional funds are committed only as Congress makes further appropriations. The termination of funding for a U.S. Government program would result in a loss of anticipated future revenue attributable to that program, which could have an adverse impact on our operations. In addition, the termination of a program or the failure to commit additional funds to a program that already has been started could result in lost revenue and increase our overall costs of doing business.
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
      We have a number of firm, fixed-price contracts. During fiscal 2006 and 2005, approximately 38 percent and 34 percent, respectively, of our total Government Communications Systems and RF Communications segments’ revenue was from fixed-price contracts. These contracts allow us to benefit from cost savings, but they carry the burden of potential cost overruns since we assume all of the cost risk. If our initial estimates are incorrect, we can lose money on these contracts. U.S. Government contracts can expose us to potentially large losses because the U.S. Government can compel us to complete a project or, in certain circumstances, pay the entire cost of its replacement by another provider regardless of the size or foreseeability of any cost overruns that occur over the life of the contract. Because many of these projects involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, problems with other contractors and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet project deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts we may not realize their full benefits. Our results of operations are dependent on our ability to maximize our earnings from our contracts. Lower earnings caused by cost overruns and cost controls would have an adverse impact on our financial results.

We derive a substantial portion of our revenue from international operations and are subject to the risks of doing business in foreign countries, including fluctuations in foreign currency exchange rates.
      We are dependent on sales to customers outside the United States. In fiscal 2006, 2005 and 2004, revenue for products exported from the U.S. or manufactured abroad was 21 percent, 19 percent and 20 percent, respectively, of our total revenue. Approximately 44 percent of our international business in fiscal 2006 was transacted in local currency environments. Losses resulting from currency rate fluctuations can adversely affect our results. We expect that international revenue will continue to account for a significant portion of our total revenue. Also, a significant portion of our international revenue is in less-developed countries. We are subject to risks of doing business internationally, including:

•	Currency exchange controls, fluctuations of currency and currency revaluations;
•	The laws, regulations and policies of foreign governments relating to investments and operations, as well as U.S. laws affecting the activities of U.S. companies abroad;
•	Changes in regulatory requirements, including imposition of tariffs or embargoes, export controls and other trade restrictions;
•	Uncertainties and restrictions concerning the availability of funding, credit or guarantees;
•	The complexity and necessity of using foreign dealers, distributors, sales representatives and consultants;
•	The difficulty of managing an organization doing business in many countries;
•	Import and export licensing requirements and regulations, as well as unforeseen changes in export regulations;
•	Uncertainties as to local laws and enforcement of contract and intellectual property rights and occasional requirements for onerous contract clauses; and
•	Rapid changes in government, economic and political policies, political or civil unrest, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation.
      While these factors and the impacts of these factors are difficult to predict, any one or more of them could adversely affect our business, financial condition and results of operations in the future.
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
      We believe that, in order to remain competitive in the future, we will need to continue to develop new products, which will require the investment of significant financial resources in new product development. The need to make these expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures ultimately will lead to the timely development of new products. Due to the design complexity of some of our products, we may experience delays in completing development and introducing new products in the future. Any delays could result in increased costs of development or redirect resources from other projects. In addition, we cannot provide assurances that the markets for our products will develop as we currently anticipate. The failure of our products to gain market acceptance could significantly reduce our revenue and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing products that gain market acceptance in advance of our products or that our competitors will not develop new products that cause our existing products to become obsolete. If we fail in our new product development efforts or our products fail to achieve market acceptance more rapidly than those of our competitors, our revenue will decline and our business, financial condition and results of operations will be adversely affected.
We cannot predict the consequences of future geo-political events, but they may affect adversely the markets in which we operate, our ability to insure against risks, our operations or our profitability.
      The terrorist attacks in the United States on September 11, 2001, the subsequent U.S.-led military response, current conflicts in the Middle East and the potential for future terrorist activities and other recent geo-political events have created economic and political uncertainties that could have a material adverse effect on our business and the prices of our securities. These matters have caused uncertainty in the world’s financial and insurance markets and may increase significantly the political, economic and social instability in the geographic areas in which we operate. These matters also have caused the premiums charged for our insurance coverages to increase and may cause some coverages to be unavailable altogether. While our government businesses have benefited from homeland defense initiatives and the war on terror, these developments may affect adversely our business and profitability and the prices of our securities in ways that we cannot predict at this time.
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
The inability of our subcontractors to perform, or our key suppliers to timely deliver our components or products, could cause our products to be produced in an untimely or unsatisfactory manner.
      On many of our contracts, we engage subcontractors. In addition, there are certain parts or components which we source from other manufacturers or vendors. Some of our suppliers, from time to time, experience financial and operational difficulties, which may impact their ability to supply the materials, components and subsystems that we require. Any inability to develop alternative sources of supply on a cost-effective basis could materially impair our ability to manufacture and deliver our products to customers in a timely manner. We can give no assurances that we will be free from material supply problems or component or subsystems problems in the future. Also, our subcontractors and other suppliers may not be able to maintain the quality of the materials, components and subsystems they supply, which might result in greater product returns and could harm our business, financial condition and results of operations.
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
      We are defendants in a number of litigation matters and are involved in a number of arbitrations. These actions may divert financial and management resources that would otherwise be used to benefit our operations. No assurances can be given that the results of these or new matters will be favorable to us. An adverse resolution of lawsuits or arbitrations could have a material adverse affect on our financial condition.

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
      We are exposed to liabilities that are unique to the products and services we provide. A significant portion of our business relates to designing, developing and manufacturing advanced defense and technology systems and products. New technologies associated with these systems and products may be untested or unproven. Components of certain of the defense systems and products we develop are inherently dangerous. Failures of satellites, missile systems, air-traffic control systems, homeland security applications and aircraft have the potential to cause loss of life and extensive property damage. In most circumstances, we may receive indemnification from the U.S. Government. While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs from an accident or incident. It also is not possible to obtain insurance to protect against all operational risks and liabilities. Substantial claims resulting from an incident in excess of U.S. Government indemnity and our insurance coverage could harm our financial condition and operating results. Moreover, any accident or incident for which we are liable, even if fully insured, could negatively affect our reputation among our customers and the public, thereby making it more difficult for us to compete effectively, and could significantly impact the cost and availability of adequate insurance in the future.
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
Changes in our effective tax rate may have an adverse effect on our results of operations.
      Our future effective tax rates may be adversely affected by a number of factors including:

•	The jurisdiction in which profits are determined to be earned and taxed;
•	Adjustments to estimated taxes upon finalization of various tax returns;
•	Increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions;
•	Changes in available tax credits;
•	Changes in share-based compensation expense;
•	Changes in the valuation of our deferred tax assets and liabilities;
•	Changes in tax laws or the interpretation of such tax laws; and
•	The resolution of issues arising from tax audits with various tax authorities.
      Any significant increase in our future effective tax rates could adversely impact net income for future periods.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
      None.

ITEM 2.	PROPERTIES.
      Our principal executive offices are located at owned facilities in Melbourne, Florida. As of June 30, 2006, we operated approximately 122 facilities in the United States, Canada, Europe, Central and South America and Asia, consisting of about 6.2 million square feet of manufacturing, administrative, research and development, warehousing, engineering and office space, of which approximately 4.3 million square feet are owned and approximately 1.9 million square feet are leased. There are no material encumbrances on any of our facilities. Our leased facilities are for the most part occupied under leases for terms ranging from one month to 9 years, a majority of which can be terminated or renewed at no longer than five-year intervals at our option. As of June 30, 2006, the locations and approximate floor space of our principal offices and facilities in productive use were as follows:

		Approximate	Approximate
		Sq. Ft. Total	Sq. Ft. Total
Location	Major Activities	Owned	Leased

Government Communications Systems:
• Palm Bay, Florida	Office	1,819,335	143,788
• Melbourne, Florida	Office	605,067	86,096
• Malabar, Florida	Office/Manufacturing	299,081	—
• Chantilly, Virginia	Office	—	85,856
• Annapolis Junction, Maryland	Office	—	71,212
• Alexandria, Virginia	Office	—	68,637
• Falls Church, Virginia	Office	—	58,981
• Bellevue, Nebraska	Office	—	54,847
• Herndon, Virginia	Office	—	44,585
• Colorado Springs, Colorado	Office	—	38,284
• Calgary, Canada	Office	—	25,598
• Largo, Maryland	Office	—	25,000
• Sterling, Virginia	Office	—	20,917
• Long Beach, California	Office	—	14,456
• 11 other locations	Office	—	30,972

		2,723,483	769,229
RF Communications:

• Rochester, New York	Office/ Manufacturing	630,142	228,012
• Columbia, Maryland	Office	—	22,790
• Winnersh, United Kingdom	Office	—	20,806
• Four other locations	Office	—	9,030

		630,142	280,638
Microwave Communications:

• San Antonio, Texas	Office/ Manufacturing	130,000	—
• Montreal, Canada	Office/ Manufacturing	—	113,846
• Durham, North Carolina	Office	—	60,033
• Melbourne, Florida	Office	29,270	—
• Shenzhen, China	Office/ Manufacturing	—	27,706
• Redwood Shores, California	Office/Manufacturing	—	25,000
• Chatenay-Malabry, France	Office	—	12,379
• 17 other locations	Office	—	26,546

		159,270	265,510

		Approximate	Approximate
		Sq. Ft. Total	Sq. Ft. Total
Location	Major Activities	Owned	Leased

Broadcast Communications:

• Quincy, Illinois	Office/ Manufacturing	213,710	127,294
• Mason, Ohio	Office/ Manufacturing	160,116	—
• Toronto, Ontario	Office/ Manufacturing	75,000	—
• Pottstown, Pennsylvania	Office/ Manufacturing	57,000	—
• Wien, Austria	Office/ Manufacturing	—	60,375
• Chesapeake, Virginia	Office/ Manufacturing	—	35,629
• Sunnyvale, California	Office	—	35,552
• Denver, Colorado	Office	—	35,274
• Los Angeles, California	Office	—	30,444
• Waterloo, Ontario	Office/ Manufacturing	—	29,137
• Colorado Springs, Colorado	Office	—	27,060
• Mississauga, Ontario	Office/ Manufacturing	—	22,591
• East Bridgewater, New Jersey	Office/ Manufacturing	—	20,375
• Burbank, California	Office/ Manufacturing	—	19,368
• Thames Ditton, United Kingdom	Office	—	15,338
• 23 other locations	Office	—	115,624

		505,826	574,061
Corporate:

• Melbourne, Florida	Office	325,279	—
• One other location	Office	—	4,000

		325,279	4,000

		4,344,000	1,893,438

      In the opinion of management, our facilities, whether owned or leased, are suitable and adequate for their intended purposes and have capacities adequate for current and projected needs. While we have some unused or under-utilized facilities, they are not considered significant. We continuously review our anticipated requirements for facilities and will, from time to time, acquire additional facilities, expand existing facilities, and dispose of existing facilities or parts thereof, as management deems necessary. For more information about our lease obligations, see Note 19: Lease Commitments in the Notes. Our facilities and other properties are generally maintained in good operating condition.

ITEM 3.	LEGAL PROCEEDINGS.
      General. From time to time, as a normal incident of the nature and kind of businesses in which we are engaged, various claims or charges are asserted and litigation commenced against us arising from or related to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; the sale or use of products containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We have recorded accruals for losses related to those matters that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs are generally expensed when incurred. While it is not feasible to predict the outcome of these matters with certainty, and some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us, based upon available information, in the opinion of management, settlements and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at June 30, 2006 are reserved against, covered by insurance or would not have a material adverse effect on our financial position, results of operations or cash flows.
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
      Generally, U.S. Government contracts are subject to procurement laws and regulations, including the Federal Acquisition Regulation (“FAR”), which outline uniform policies and procedures for acquiring goods and services by the U.S. Government, and specific acquisition regulations that implement or supplement the FAR, such as the Defense Federal Acquisition Regulations. As a U.S. Government contractor, our contract costs are audited and reviewed on a continual basis by the Defense Contract Audit Agency. In addition to these routine audits, from time to time, we may, either individually or in conjunction with other U.S. Government contractors, be the subject of audits and investigations by other agencies of the U.S. Government. These audits and investigations are conducted to determine if our performance and administration of our U.S. Government contracts are compliant with applicable contractual requirements and procurement and other applicable Federal statutes and regulations. These investigations may be conducted without our knowledge. We are unable to predict the outcome of such investigations or to estimate the amounts of resulting claims or other actions that could be instituted against us, our officers or employees. Under present U.S. Government procurement regulations, if indicted or adjudged in violation of procurement or other Federal civil laws, a contractor, such as us, or one or more of our operating divisions or subdivisions, could be subject to fines, penalties, repayments, or compensatory or treble damages. U.S. Government regulations also provide that certain findings against a contractor may lead to suspension or debarment from eligibility for awards of new U.S. Government contracts for up to three years. In addition, a U.S. Government contractor’s export privileges could be suspended or revoked. Suspension or debarment could have a material adverse effect on us because of our reliance on U.S. Government contracts.
      International. As an international company, we are, from time to time, the subject of investigations relating to our international operations, including under the U.S. Foreign Corrupt Practices Act and similar U.S. and international laws.
      Environmental. We are subject to numerous Federal, state and foreign environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities. From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or foreign environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. We own, previously owned or have been named as a potentially responsible party at 16 such sites, excluding sites as to which our records disclose no involvement or as to which our liability has been finally determined. While it is not feasible to predict the outcome of many of these proceedings, in the opinion of our management, any payments we may be required to make as a result of such claims in existence at June 30, 2006 will not have a material adverse effect on our financial condition or our business taken as a whole. Additional information regarding environmental matters is set forth in Note 1: Significant Accounting Policies in the Notes, which Note is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
      No matters were submitted by us to a vote of our security holders during the fourth quarter of fiscal 2006.
EXECUTIVE OFFICERS OF THE REGISTRANT
      The name, age, position held with us, and principal occupation and employment during at least the past 5 years for each of our executive officers as of August 26, 2006, are as follows:

Name and Age	Position Currently Held and Past Business Experience

Howard L. Lance, 50	Chairman of the Board, President and Chief Executive Officer since June 2003. President and Chief Executive Officer since January 2003. Formerly President of NCR Corporation and Chief Operating Officer of its Retail and Financial Group from July 2001 to October 2002. Prior to July 2001, Mr. Lance served for 17 years with Emerson Electric Company, where he held increasingly senior management positions with different divisions of the company, and was named Executive Vice President for Emerson’s Electronics and Telecommunications businesses in 1999.

Robert K. Henry, 59	Executive Vice President since July 2006. Senior Vice President from March 2003 to July 2006. President — Government Communications Systems Division since July 1999. Vice President — General Manager of the Communications Systems Division of the Electronic Systems Sector from 1997 to 1999. Formerly with Sanders, a Lockheed Martin company from 1995 to 1997, in various capacities of increasing responsibility, including: Vice President of Engineering and Vice President — General Manager Information Systems. Technical Operations Director, Martin Marietta, from 1993 to 1995. Business Interface South Manager, GE Aerospace, from 1990 to 1993.

Gary L. McArthur, 46	Vice President and Chief Financial Officer since March 2006. Vice President — Finance and Treasurer from January 2005 to March 2006. Vice President — Corporate Development from January 2001 to January 2005. Director — Corporate Development from March 1997 to December 2000. Formerly, Chief Financial Officer of 3D/ EYE Inc. from 1996 to 1997. Executive Director — Mexico, Nextel from 1995 to 1996. Director — Mergers and Acquisitions, Nextel from 1993 to 1995. Prior to 1993, Mr. McArthur held various positions with Lehman Brothers, Inc., Cellcom Corp. and Deloitte & Touche.

R. Kent Buchanan, 54	Vice President — Corporate Technology and Development since February 2005. Formerly with Motorola, Inc. from 1989 to 2005 in various capacities, including: Senior Director of Growth Platforms; Vice President and General Manager — Global eBusiness; Vice President — General Manager — Radio Products Division; and Vice President — General Manager — Accessories and Aftermarket Products Division. Prior to 1989, Mr. Buchanan held positions with General Electric and General Instrument Corporation.

Guy M. Campbell, 59	President — Microwave Communications Division since September 2003. Formerly with Sarnoff Corporation as Vice President, Commercial Systems in 2002, and with Andrew Corporation as Chief Executive Officer and President from 2000 to 2001 and Group President in 1999. Prior to 1999, Mr. Campbell served for 25 years with Ericsson, Inc.

Eugene S. Cavallucci, 59	Vice President — General Counsel since October 2004. Vice President — Counsel, Government Operations and Director of Business Conduct from July 1999 to October 2004. Vice President — Sector Counsel from August 1992 to June 1999. Mr. Cavallucci joined Harris in 1990.

Pamela A. Padgett, 50	Vice President — Investor Relations and Corporation Communications since January 2006. Vice President — Investor Relations from December 1996 to December 2005. Formerly, Vice-President — Mergers/ Acquisitions of MC Financial Services, Ltd from 1990 to 1996.

Daniel R. Pearson, 54	Group President — Defense Communications since July 2006. President — Department of Defense Programs, Government Communications Systems Division from November 2003 to July 2006. President — Network Support Division from June 2000 to November 2003. Mr. Pearson joined Harris in 1977.

Name and Age	Position Currently Held and Past Business Experience

Lewis A. Schwartz, 43	Principal Accounting Officer since October 2005. Assistant Controller from October 2003 to October 2005. Director, Corporate Accounting from August 1999 to October 2003. Mr. Schwartz joined Harris in 1992. Formerly, Mr. Schwartz was with Ernst & Young LLP from 1986 to 1992.

Jeffrey S. Shuman, 51	Vice President — Human Resources and Corporate Relations since August 2005. Formerly with Northrop Grumman as Vice President of Human Resources and Administration, Information Technology Sector from March 2001 to August 2005; Senior Vice President of Human Resources Information Systems Group, Litton Inc. from September 1999 to March 2001; Technical Services Corp. Honeywell International/ Allied Signal Corporation as Vice President — Human Resources from February 1997 to September 1999 and Director, Human Resources Allied Signal from January 1995 to February 1997; and Management Recruiters International of Orange County as President from 1994 to 1995. Prior to 1994 Mr. Shuman held various positions with Avon Products, Inc.

Timothy E. Thorsteinson, 52	President — Broadcast Communications Division since July 2006 and President and Chief Executive Officer of Leitch Technology Corporation, since November 2003. Formerly with Thomson Broadcast & Media Solutions as Vice President Product Business Units from March 2002 to November 2003 and with Grass Valley Group as Chief Executive Officer and Chief Operating Officer from 1999 to 2002. Mr. Thorsteinson was with Tektronix, Inc. from 1991 to 1999, in various capacities of increasing responsibility, including President of the Video and Networking Division and President of the Pacific Operation.

Jeremy C. Wensinger, 43	Group President — Integrated Systems and Services — Government Communications Systems Division since July 2006. President — Broadcast Communications Division from May 2004 to June 2006. Vice President and General Manager of Harris Technical Services Corporation from June 2003 to May 2004. Vice President of Harris Technical Services Corporation from July 1999 to June 2003. Mr. Wensinger joined Harris in 1989.
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
Market Information and Price Range of Common Stock
      Our common stock, par value $1.00 per share, is listed and primarily traded on the New York Stock Exchange, Inc. (“NYSE”), under the ticker symbol “HRS.” According to the records of our transfer agent, as of August 18, 2006, there were approximately 7,124 holders of record of our common stock. On February 25, 2005 our Board of Directors approved a two-for-one stock split of our common stock. The stock split was effected in the form of a 100 percent stock dividend distributed on March 30, 2005 to shareholders of record on March 14, 2005. All share and per share amounts and information presented in this Annual Report on Form 10-K have been retroactively restated to reflect the effect of this stock split for all periods presented. The high and low sales prices of our common stock as reported on the NYSE composite transactions reporting system and the dividends paid on our common stock for each quarterly period in our last two fiscal years are reported below:

			Cash
	High	Low	Dividends

Fiscal 2006
First Quarter	$42.48	$30.91	$0.08
Second Quarter	$45.78	$36.72	0.08
Third Quarter	$49.78	$42.17	0.08
Fourth Quarter	$48.85	$37.69	0.08

			$0.32

Fiscal 2005
First Quarter	$28.07	$21.60	$0.06
Second Quarter	$34.57	$27.99	0.06
Third Quarter	$35.00	$26.94	0.06
Fourth Quarter	$33.52	$27.25	0.06

			$0.24

      On August 18, 2006, the last sale price of our common stock as reported in the NYSE composite transactions reporting system was $45.45 per share.
Dividends
      The dividends paid on our common stock for each quarter in our last two fiscal years are set forth in the tables above. On August 26, 2006, our Board of Directors increased our annual dividend rate from $0.32 per share to $0.44 per share and declared a quarterly cash dividend of $0.11 per share, which will be paid on September 15, 2006 to holders of record on September 6, 2006. Our annual common stock dividend rate, on a post-stock split basis, was $0.32, $0.24, and $0.20 per share in fiscal 2006, 2005 and 2004, respectively. Quarterly cash dividends are typically paid in March, June, September and December. We have paid cash dividends every year since 1941, and we currently expect that cash dividends will continue to be paid in the near future, but we can give no assurance. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant.
Sales of Unregistered Securities
      During fiscal 2006, we did not issue or sell any unregistered securities.
Issuer Repurchases of Equity Securities
      During fiscal 2006, we repurchased 1,050,000 shares of our common stock at an average price per share of $42.71. During fiscal 2005, we repurchased 1,874,000 shares of our common stock at an average price per share of $30.10. We currently expect that we will repurchase shares of our common stock to offset the dilutive effect of shares issued under our stock incentive plans. However, the level of repurchases also depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. Shares repurchased by us are cancelled and retired.
      The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended June 30, 2006:

			Total number of	Maximum number
			shares purchased as	of shares that may
			part of publicly	yet be purchased
	Total number of	Average price	announced plans or	under the plans or
Period*	shares purchased	paid per share	programs (1)	programs (1)

Month No. 1
(April 1, 2006 — April 28, 2006) Repurchase programs(1)	None	n/a	None	4,201,000
Employee transactions(2)	5,300	$45.86	n/a	n/a

Month No. 2
(April 29, 2006 — May 26, 2006) Repurchase programs(1)	685,000	$41.85	685,000	3,516,000
Employee transactions(2)	8,688	$46.79	n/a	n/a

Month No. 3
(May 27, 2006 — June 30, 2006) Repurchase programs(1)	None	n/a	None	3,516,000
Employee transactions(2)	4,000	$41.51	n/a	n/a

Total	702,988	$41.94	685,000	3,516,000

*	Periods represent our fiscal months.

(1)	On April 27, 2004, we announced that our Board of Directors approved a share repurchase program that authorizes us to repurchase, on a post-stock split basis, up to 6 million shares of our common stock through open-market transactions, or in negotiated block transactions. This program does not have an expiration date. The maximum number of shares that may yet be purchased under our currently authorized repurchase program as of June 30, 2006 is 3,516,000. All repurchases made in the quarter ended June 30, 2006 under this program were made in open-market transactions. As a matter of policy, we do not repurchase shares during the period beginning on the 15th day of the third month of a fiscal quarter and ending two days following the public release of earnings and financial results for such fiscal quarter.

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

(c) performance or restricted shares returned to us upon retirement or termination of employment or (d) shares of our common stock purchased by the trustee of the Harris Corporation Master Rabbi Trust to fund obligations under our deferred compensation plans. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or withheld to cover tax obligations shall be the closing price of our common stock on the date the relevant transaction occurs.

     See Note 15: Stock Options and Share-Based Compensation in the Notes for a general description of our stock and equity incentive plans.

ITEM 6.	SELECTED FINANCIAL DATA.
      The following table summarizes our selected historical financial information for each of the last five fiscal years. All amounts presented have been restated on a continuing operations basis. Discontinued operations are more fully discussed in Note 2: Discontinued Operations in the Notes. The selected financial information shown below has been derived from our audited consolidated financial statements, which for data presented for fiscal years 2006 and 2005 are included elsewhere in this Annual Report on Form 10-K. This table should be read in conjunction with our other financial information, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes, included elsewhere in this Annual Report on Form 10-K.

	Fiscal Years Ended

	2006(1)	2005(2)	2004(3)	2003(4)	2002(5)

	(In millions, except per share amounts)
Revenue from product sales and services	$3,474.8	$3,000.6	$2,518.6	$2,060.6	$1,835.8
Cost of product sales and services	2,372.7	2,176.8	1,888.3	1,543.2	1,353.4
Interest expense	36.5	24.0	24.5	24.9	26.7
Income from continuing operations before income taxes	380.8	298.4	180.0	108.2	131.7
Income taxes	142.9	96.2	54.3	37.9	44.7
Income from continuing operations	237.9	202.2	125.7	70.3	87.0
Discontinued operations net of income taxes	—	—	7.1	(10.8)	(4.4)
Net income	237.9	202.2	132.8	59.5	82.6
Average shares outstanding (diluted)	141.6	141.3	140.3	138.0	132.7
Per share data (diluted):
Income from continuing operations	1.71	1.46	.92	.53	.66
Discontinued operations	—	—	.05	(.08)	(.04)
Net income	1.71	1.46	.97	.45	.62
Cash dividends	.32	.24	.20	.16	.10
Net working capital	676.3	725.2	994.9	847.1	694.8
Net property, plant and equipment	365.3	307.8	283.3	281.6	262.1
Long-term debt	699.5	401.4	401.4	401.6	283.0
Total assets	3,142.3	2,457.4	2,225.8	2,075.3	1,855.4
Shareholders’ equity	1,662.1	1,439.1	1,278.8	1,183.2	1,149.9
Book value per share	12.51	10.83	9.64	8.91	8.67

(1)	Results for fiscal 2006 include: a $36.5 million after-tax ($.26 per diluted share) charge related to inventory write-downs and other charges associated with product discontinuances and the shutdown of manufacturing activities in our Microwave Communications segment’s Montreal, Canada plant; a $10.2 million after-tax ($.07 per diluted share) charge related to a write-off of in-process research and development costs, lower margins being recognized subsequent to our acquisition due to a step up in inventory recorded as of the acquisition date and other costs associated with our acquisition of Leitch in our Broadcast Communications segment; a $20.0 million after-tax ($.14 per diluted share) charge associated with the continuing consolidation of manufacturing locations and cost-reduction initiatives in our Broadcast Communications segment; a $4.6 million after-tax ($.03 per diluted share) write-down of our passive investments due to other-than-temporary impairments; a $4.1 million after-tax ($.03 per diluted share) gain from the settlement of intellectual property infringement lawsuits; and a $5.4 million after-tax ($.04 per diluted share) charge related to our arbitration with Bourdex Telecommunications Limited (“Bourdex”).

(2)	Results for fiscal 2005 include: a $7.0 million after-tax ($.05 per diluted share) charge related to a write-off of in-process research and development costs and impairment losses on capitalized software development costs associated with our acquisition of Encoda; a $6.4 million after-tax ($.05 per diluted share) write-down of our passive investments due to other-than-temporary impairments; a $5.7 million after-tax ($.04 per diluted share) gain related to our execution of a patent cross-licensing agreement; and a $3.5 million after-tax ($.02 per diluted share) income tax benefit from the settlement of a tax audit.

(3)	Results for fiscal 2004 include: an $8.1 million after-tax ($.06 per diluted share) charge related to cost-reduction actions taken in our Microwave Communications and Broadcast Communications segments; a $5.8 million after-tax ($.04 per diluted share) loss and a $4.4 million after-tax ($.03 per diluted share) gain in two unrelated patent infringement cases; a $3.4 million after-tax ($.02 per diluted share) write-down of our interest in Teltronics, Inc.; a $3.0 million after-tax ($.02 per diluted share) gain from the reversal of a previously established reserve for the consolidation of our Broadcast Communications segment’s European operations; and a $3.3 million after-tax ($.02 per diluted share) income tax benefit from the settlement of a foreign tax audit.

(4)	Results for fiscal 2003 include: a $12.2 million after-tax ($.09 per diluted share) gain on the sale of our minority interest in our LiveTV, LLC joint venture; a $5.6 million after-tax ($.04 per diluted share) write-down of inventory related to our exit from unprofitable products and the shutdown of our Brazilian manufacturing plant in our Microwave Communications segment; an $8.1 million after-tax ($.06 per diluted share) charge related to our disposal of assets remaining from our telecom switch business; and a $10.8 million after-tax ($.08 per diluted share) charge for cost-reduction measures taken in our Microwave Communications and Broadcast Communications segments as well as our corporate headquarters.

(5)	Results for fiscal 2002 include: a $10.4 million after-tax ($.08 per diluted share) charge in our Microwave Communications segment related to cost-reduction actions taken in its international operations and collection losses related to the bankruptcy of a customer in Latin America; a $6.8 million after-tax ($.05 per diluted share) gain on the sale of our minority interest in our GE Harris Energy Control Systems, LLC joint venture; and a $6.6 million after-tax ($.05 per diluted share) write-down of our interest in Terion, Inc.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
      The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand Harris. MD&A is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, our Consolidated Financial Statements and related Notes appearing elsewhere in this Annual Report on Form 10-K. Except for the historical information contained herein, the discussions in MD&A contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in MD&A under “Forward-Looking Statements and Factors that May Affect Future Results.”
      The following is a list of the sections of MD&A, together with our perspective on the contents of these sections of MD&A, which we hope will make reading these pages more productive:

•	Business Considerations — a general description of our businesses; the value drivers of our businesses and our strategy for achieving value; fiscal 2006 key indicators; and industry-wide opportunities, challenges and risks that are relevant to Harris in the government and defense, microwave communications and broadcast communications industries.
•	Operations Review — an analysis of our consolidated results of operations and of the results in each of our four operating segments, to the extent the operating segment results are helpful to an understanding of our business as a whole, for the three years presented in our financial statements; in-process research and development; and discontinued operations.
•	Liquidity, Capital Resources and Financial Strategies — an analysis of cash flows, common stock repurchases, dividend policy, capital structure and resources, contractual obligations, off-balance sheet arrangements, commercial commitments, financial risk management, impact of foreign exchange and impact of inflation.
•	Critical Accounting Policies and Estimates — a discussion of accounting policies and estimates that require the most judgment and a discussion of accounting pronouncements that have been issued but not yet implemented by us and their potential impact.
•	Forward-Looking Statements and Factors that May Affect Future Results — cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.
BUSINESS CONSIDERATIONS
General
      We are an international communications and information technology company focused on providing assured communications products, systems and services for government and commercial customers. Our four segments serve markets for government communications, secure tactical radios, microwave communications and broadcast communications. Our company generates revenue, income and cash flows by developing, manufacturing and selling communications products and software as well as providing related services. We generally sell products and services directly to our customers, the largest of which is the U.S. Government and its prime contractors;

however, we utilize agents and distributors to sell some products and services, especially in international markets.
      We operate in four business segments: (1) Government Communications Systems, (2) RF Communications, (3) Microwave Communications, and (4) Broadcast Communications. Financial information with respect to all of our other activities, including corporate costs not allocated to the business segments or discontinued operations, is reported as part of Headquarters Expense or Non-Operating Income (Loss).
      Harris’ mission statement is as follows: “Harris Corporation will be the best-in-class global provider of mission-critical assured communications systems and services to both government and commercial customers, combining advanced technology and application knowledge to offer a superior value proposition.”
Value Drivers of Our Businesses and Our Strategy for Achieving Value
      We are committed to our mission statement, and we believe that executing our mission statement creates value. Consistent with this commitment to effective execution, we currently focus on these key value drivers:

•	Continue profitable revenue growth in all segments;
•	Ongoing attention to operating efficiencies and cost reductions;
•	Leverage corporate initiatives across business segments;
•	Use strategic acquisitions to enhance and supplement our products and services portfolio and gain access to new markets; and
•	Maintain an efficient capital structure.
          Continuing profitable revenue growth in all segments: We plan to focus on continued profitable growth by implementing the following strategies in each segment:
      Government Communications Systems: Build on successes in core markets such as avionics, data links, antennas, space-hardened electronics, communications networks, database and image processing, wireless products, and mission services; and continue emphasis on customer and program diversification to balance portfolio risk by leveraging capabilities into new Federal agencies with communications and information technology needs.
      RF Communications: Leverage reputation and position as a leading provider of tactical radios in the areas of high-frequency (“HF”), multiband and cryptographic sub-systems; and expand market reach with the new Falcon® III product family.
      Microwave Communications: Capitalize on our strength in the North American market by continuing to win opportunities with public telecommunications providers as well as Federal, state and other private network operators to meet increasing demand for capacity requirements and the demand for high-reliability, high-bandwidth networks that are more secure and better protected against natural and man-made disasters; increase our international revenue by offering new products and expanding regional sales channels to penetrate major regional mobile telecom operators; and continue to offer engineering and other professional services for network planning, systems architecture design and project management as a global competitive advantage.
      Broadcast Communications: Offer the global media market a broad portfolio of hardware and software solutions to support every segment of the supply chain that brings digital audio, video and data to consumers; and continue to fund a robust offering of new products including video distribution and digital media products, HD Radiotm and other transmission equipment and software solutions.
      Focusing on operating efficiencies and cost reductions: Our principal focus areas for operating efficiencies and cost management are: reducing procurement costs through an emphasis on coordinated supply chain management; reducing product costs through dedicated engineering resources focused on product design; improving manufacturing efficiencies across all segments; and optimizing facility utilization.
      Leveraging corporate initiatives across business segments: One of our strengths is our ability to transfer technology among segments and focus our research and development projects in ways that benefit Harris as a whole. Another area of focus is cross-selling through division sales channels and joint pursuits by multiple divisions. Other corporate initiatives include joint international market channel development, such as shared distributors and coordinated “go-to-market” strategies.
      Making strategic acquisitions: Another key value driver is effective capital allocation by following macro-economic market and technology trends and by making effective acquisitions and investments to build or complement the strengths in our base businesses. We believe acquisitions may also serve to balance and enhance our portfolio of businesses. Recently we have made several acquisitions in our Broadcast Communications segment including Encoda, Leitch, OSi and Aastra Digital Video. These acquisitions helped us expand our product and service portfolio so we can offer end-to-end content delivery, transport and asset management solutions to our customers.
      Maintaining an efficient capital structure: Our capital structure is intended to optimize our cost of capital. We believe our strong capital position, access to key financial markets, ability to raise funds at a low effective cost and overall low cost of borrowing provide a competitive advantage. We had $293.9 million in cash, cash equivalents and short-term investments as of June 30, 2006 and had $334.2 million of cash flows provided by operating activities during fiscal 2006. Our cash is not restricted and can be used to invest in capital expenditures, make strategic acquisitions, repurchase our common stock or pay dividends to our shareholders.
Fiscal 2006 Key Indicators
      We believe our value drivers, when implemented, will improve our key indicators such as: (1) net income and net income per diluted share; (2) revenue; (3) gross profit margin; (4) net income as a percentage of revenue; (5) operating cash flows; (6) return on average assets; and (7) return on average equity. The measure of our success is reflected in our results of operations and liquidity and capital resources key indicators:
      Results of Operations Key Indicators: Net income, net income per diluted share, revenue, gross margin, and net income as a percentage of revenue represent key measurements of our value drivers:

•	Net income increased 17.7 percent from $202.2 million in fiscal 2005 to $237.9 million in fiscal 2006;
•	Net income per diluted share increased 17.1 percent from $1.46 in fiscal 2005 to $1.71 in fiscal 2006;
•	Revenue increased 15.8 percent from $3.0 billion in fiscal 2005 to $3.5 billion in fiscal 2006;
•	Gross margin (revenue from product sales and services less cost of product sales and services) increased from 27.5 percent of revenue in fiscal 2005 to 31.7 percent of revenue in fiscal 2006; and
•	Net income as a percentage of revenue increased from 6.7 percent in fiscal 2005 to 6.8 percent in fiscal 2006.
      Refer to MD&A heading “Operations Review” below for more information.
      Liquidity and Capital Resources Key Indicators: Net cash provided by operating activities, return on average assets and return on average equity represent key measurements of our value drivers.

•	In fiscal 2006, our net cash provided by operating activities decreased slightly from $338.8 million in fiscal 2005 to $334.2 million in fiscal 2006.
•	We expect to generate more than $400 million of net cash from operating activities in fiscal 2007.
•	Return on average assets (defined as net income divided by the two-point average of total assets at the beginning and ending of the fiscal year) decreased from 8.6 percent in fiscal 2005 to 8.5 percent in fiscal 2006.
•	Return on average equity (defined as net income divided by the two-point average of shareholders’ equity at the beginning and ending of the fiscal year) increased from 14.9 percent in fiscal 2005 to 15.3 percent in fiscal 2006.
      Refer to MD&A heading “Liquidity, Capital Resources and Financial Strategies” below for more information.
Industry-Wide Opportunities, Challenges and Risks
      Government and Defense Industry: The 2006 Quadrennial Defense Review (“QDR”), a Congressionally mandated review of U.S. military defense strategy, continued and accelerated the DoD’s prior commitment to a transformation of the military to focus more on the needs of its combat commanders and to develop portfolios of joint capabilities. As a result, the U.S. Government remains committed to funding intelligence, information superiority, special operations and support. Requirements to upgrade and modernize communications capabilities and provide more secure, interoperable and reliable communications remain a funding priority. Another funding priority is the security of the U.S., which includes better communications interplay between law enforcement, civil government agencies, intelligence agencies and our military services. Funding for investments in secure tactical communications, information technology, information processing and additional communications assets and upgrades remains solid. Another priority of the U.S. Government is investments in productivity, cost reductions and outsourcing. As a result, programs that promote these initiatives are also expected to receive funding. International defense forces continue to drive toward communications upgrades and interoperability with the systems and equipment used by the U.S. Government.
      Below is a table that outlines the national defense budget estimates for U.S. Government fiscal year (“GFY”) 2007 to GFY 2011 from the Office of the Undersecretary of Defense (Comptroller):

								2006 to 2011
($ billions)	GFY 2006	GFY 2007	% Incr/ (Decr)	GFY 2008	GFY 2009	GFY 2010	GFY 2011	Growth Rate

Procurement	$76.2	$84.2	10.5%	$99.8	$108.6	$111.7	$117.7	9.1%
RDT&E	71.0	73.2	3.1%	74.4	75.1	73.2	70.6	(0.1)%

Procurement and RDT&E combined	147.2	157.4	6.9%	174.2	183.7	184.9	188.3	5.0%
Other Categories	263.6	281.9	6.9%	288.2	298.2	307.1	314.0	3.6%

Total U.S. Department of Defense budget	$410.8	$439.3	6.9%	$462.4	$481.9	$492.0	$502.3	4.1%

      The $439.3 billion DoD GFY 2007 budget request is approximately 7 percent above the DoD-enacted GFY 2006 budget of $410.8 billion, excluding supplemental appropriations. While the DoD’s budget increase can be a positive indicator of growth for the defense industry, we believe that the level of growth and amount of budget ultimately allocated to the DoD procurement (“Procurement”), along with research, development, test and evaluation (“RDT&E”) components of the DoD budget, are a better indicator of DoD spending. These accounts are applicable to defense contractors because they generally represent the amounts that are expended for military hardware and technology. We also believe that the federal budget deficit is putting pressure on spending in all agencies and the number of large new program starts has slowed.
      While there is no assurance that the requested DoD budget increases will continue to be approved by Congress, the current outlook is one of increased DoD spending, which we believe will continue to positively affect our future orders, sales, income and cash flows. Conversely, a decline in the DoD budget would generally have a negative effect on future orders, sales, income and cash flows of defense contractors, including us, depending on the weapons platforms and programs affected by such budget reductions. In addition, increased emphasis on U.S. homeland security may increase demand for our capabilities in areas such as security systems, information security, crisis management, preparedness and prevention services, and civilian security operations.
      Government markets other than the U.S. Department of Defense: We provide products and services to a number of U.S. Government agencies other than the DoD, including FAA, NRO, NGA, Census Bureau, Department of State, NSA, NOAA, and others. Although our lines of business addressing civil government needs are not dependent on defense budgets, they share many of the same risks as our defense businesses, as well as other risks unique to the particular programs. Recent trends continue to indicate an increase in demand by Federal and civil government agencies for upgrading and investing in new information technology systems and solutions.
      We are subject to U.S. Government oversight. Therefore, the U.S. Government may investigate our business practices and audit our compliance with applicable rules and regulations. Depending on the results of those investigations and audits, the U.S. Government could make claims against us. Under U.S. Government procurement regulations and practices, an indictment or conviction of a government contractor could result in that contractor being fined and/or suspended from being able to bid on, or being awarded, new U.S. Government contracts for a period of time. Similar government oversight exists in most other countries where we conduct business. We are currently not aware of any compliance audits or investigations that could result in a significant impact to our financial condition, results of operations or cash flows.
      While recent developments in the government and defense industry have had a positive impact on our Government Communications Systems and RF Communications segments, we remain subject to other risks associated with U.S. Government business, including technological uncertainties, dependence on annual appropriations and allotment of funds, extensive regulations and other risks, which are discussed under “Item 1A. Risk Factors” and under “Item 3. Legal Proceedings” in this Annual Report on Form 10-K.
      Microwave Communications and Broadcast Communications Industry: Global economic growth rates continue at modest, but stable levels in the microwave and broadcast communications industries.

      Global trends and developments in the microwave communications markets include:

•	Continuing build-out of new networks in emerging markets to meet rapid subscriber growth;
•	Increasing demand for microwave communications due to build-outs for third-generation (“3G”) services rapidly increasing the number of cell sites;
•	Increasing demand to support capacity needs for new triple-play services;
•	Continuing fixed-line to mobile-line substitution;
•	Private networks and public telecommunications operators building high-reliability, high-bandwidth networks that are more secure and better protected against natural and man-made disasters;
•	Continuing global mobile operator consolidation; and
•	The Federal Communications Commission (“FCC”) mandated a 2 GHz relocation project designed to resolve a public safety interference problem. The project includes the relocation of 12 federal agencies and a significant amount of microwave radio content. The FCC has mandated that most television broadcasters, fixed link service users and others who operate within the 1990 — 2110 MHz spectrum band replace and/or upgrade their 2 GHz transmission facilities by September 7, 2007 to operate within the 2025 — 2110 MHz spectrum band. In exchange, the FCC will relinquish spectrum at 700 and 800 MHz and pay them cash.
      Global trends and developments in the broadcast communications markets include:

•	Transitioning from analog to digital media content and programming continues to reshape the broadcast markets with transitions to new digital technologies driving demand;
•	Continuing consolidation in broadcast communications markets is creating large enterprises seeking suppliers with a broad portfolio of hardware and software solutions to support every segment of the supply chain;
•	The FCC has mandated a digital television roll-out (“DTV”). All stations had until July 2006 to comply with full-power DTV transmission requirements. Congressional legislation requires the return of all analog frequencies from the broadcasters by February 17, 2009. The returned analog spectrum will be available for auction by the FCC for new commercial uses;
•	Domestic radio broadcasters are taking steps to transition from analog to digital technology. There are approximately 13,500 radio stations in the United States and 2,500 of these stations have committed to convert to digital technology over the next few years; and
•	Strongest communications market growth rates are expected in Eastern Europe, Central and South Asia, Africa and the Middle East. The worldwide transition to digital technologies is in various stages of implementation. Many international markets remain primarily analog replacement markets.
      Our management believes that our experience and capabilities are well aligned with, and that we are positioned to capitalize on, the market trends noted above. While we believe that these developments generally will have a positive impact on us, we remain subject to general economic conditions that could adversely affect our customers. We also remain subject to other risks associated with these markets, including technological uncertainties, changes in the FCC’s regulations for the roll-out of digital television, slow market adoption of digital radio or any of our new products and other risks which are discussed under “Forward-Looking Statements and Factors that May Affect Future Results” and “Item 1A. Risk Factors” in this Annual Report on Form 10-K.
OPERATIONS REVIEW
Revenue and Income From Continuing Operations

			2006/2005		2005/2004
			Percent		Percent
			Increase/		Increase/
	2006	2005	(Decrease)	2004	(Decrease)

	(In millions, except per share amounts)
Revenue	$3,474.8	$3,000.6	15.8%	$2,518.6	19.1%
Income from continuing operations	$237.9	$202.2	17.7%	$125.7	60.9%
% of revenue	6.8%	6.7%		5.0%
Income from continuing operations per diluted common share	$1.71	$1.46	17.1%	$.92	58.7%
      Fiscal 2006 Compared With Fiscal 2005: Our revenue for fiscal 2006 was $3,474.8 million, an increase of 15.8 percent compared to fiscal 2005. Income from continuing operations for fiscal 2006 was $237.9 million, an increase of 17.7 percent compared to fiscal 2005 income from continuing operations of $202.2 million. Revenue increased in all four of our business segments and was led by the increase in our RF Communications segment, which increased 50.5 percent. Our Broadcast Communications segment’s revenue increase was primarily due to the impact of the Leitch acquisition in the second quarter of fiscal 2006 and the Encoda acquisition in the second quarter of fiscal 2005.
      Operating income in our RF Communications, Government Communications Systems and Broadcast Communications segments improved in fiscal 2006 when compared to fiscal 2005. Our RF Communications segment led this improvement with a 67.5 percent increase. Our Microwave Communications segment had a $19.6 million operating loss in fiscal 2006 that included the impact of $39.6 million in charges associated with product discontinuances and a shutdown of manufacturing activities in Montreal, Canada. Our Broadcast Communications segment operating income was adversely impacted by a $25.0 million charge related to cost-reduction actions in fiscal 2006 and the impact of $11.9 million of charges related to our Leitch acquisition. Headquarters expense increased in fiscal 2006 and included the impact of a $5.4 million charge associated with a decision we received in our arbitration with Bourdex.
      Net interest expense increased due to our September 2005 issuance of $300 million aggregate principal amount of 5% notes due 2015. We had a non-operating loss of $1.2 million in fiscal 2006, compared to $6.3 million in fiscal 2005. Our income taxes as a percentage of income before taxes increased from 32.2 percent in fiscal 2005 to 37.5 percent in fiscal 2006, primarily due to a portion of the charges mentioned above being recorded in foreign jurisdictions where we have significant net operating losses and realization of the associated tax benefits is considered uncertain. See the “Discussion of Business Segments” portion below of this MD&A for further information.
      Fiscal 2005 Compared With Fiscal 2004: Our revenue for fiscal 2005 was $3,000.6 million, an increase of 19.1 percent compared to fiscal 2004. Revenue increased in our Government Communications Systems, RF Communications and Broadcast Communications segments. Our Government Communications Systems and Broadcast Communications segments’ revenue increases included the impact of the Orkand and Encoda acquisitions, respectively. Income from continuing operations for fiscal 2005 was $202.2 million, or $1.46 per diluted share, compared to $125.7 million, or $0.92 per diluted share, in fiscal 2004.
      Operating income from all four of our segments improved in fiscal 2005 when compared to fiscal 2004. Our RF Communications and Government Communications Systems segments led this improvement with 40.0 percent and 32.6 percent increases, respectively. Our Microwave Communications segment generated operating income of $7.7 million in fiscal 2005 compared to an operating loss of $12.1 million in fiscal 2004. Our Broadcast Communications segment’s operating income increased to $18.1 million in fiscal 2005 compared with $8.1 million in fiscal 2004, and its results for fiscal 2005 reflect the contribution from the Encoda acquisition, which included a $4.8 million impairment of capitalized software and a $3.8 million write-off of in-process research and development. These improvements in income were offset by an increase in headquarters expense and corporate eliminations in fiscal 2005 when compared to fiscal 2004. In fiscal 2005, we had a non-operating loss of $6.3 million compared to a non-operating loss of $11.0 million in fiscal 2004. See the “Discussion of Business Segments” portion below of this MD&A for further information.
Gross Margin

			2006/2005		2005/2004
			Percent		Percent
			Increase/		Increase/
	2006	2005	(Decrease)	2004	(Decrease)

	(In millions)
Revenue	$3,474.8	$3,000.6	15.8%	$2,518.6	19.1%
Cost of product sales and services	(2,372.7)	(2,176.8)	9.0%	(1,888.3)	15.3%
Gross margin	$1,102.1	$823.8	33.8%	$630.3	30.7%
% of revenue	31.7%	27.5%		25.0%
      Fiscal 2006 Compared With Fiscal 2005: Our gross margin (revenue less cost of product sales and services) as a percentage of revenue was 31.7 percent in fiscal 2006 compared to 27.5 percent in fiscal 2005. Gross margin as a percent of revenue increased in our Broadcast Communications, Government Communications Systems and RF Communications segments and decreased in our Microwave Communications segment. The fiscal 2006 gross margin was also positively impacted by a larger mix of sales coming from our higher-margin RF Communications segment’s products in fiscal 2006 compared to fiscal 2005. Gross margins decreased in our Microwave Communications segment due to $35.0 million of inventory write-downs and other charges associated with product discontinuances and the shutdown of manufacturing activities in our Montreal, Canada plant. The gross margin increase in our Broadcast Communications segment includes the impact of our Leitch and Encoda acquisitions, which have higher gross margins as a percentage of revenue than many of our other operations. The gross margin in our Broadcast Communications segment was adversely impacted by $11.3 million of inventory write-downs associated with previously announced cost reduction actions, including the transfer of European manufacturing operations to the United States and outsourcing of other manufacturing activity and $2.7 million of lower margins being recognized subsequent to our acquisition of Leitch due to a step up in inventory recorded as of the acquisition date. See the “Discussion of Business Segments” discussion below of this MD&A for further information.
      Fiscal 2005 Compared With Fiscal 2004: Our gross margin as a percentage of revenue was 27.5 percent in fiscal 2005 compared to 25.0 percent in fiscal 2004. Gross margin as a percent of revenue increased across all segments. The increase in gross margin in fiscal 2005 was significantly enhanced by additional software sales as a result of our acquisition of Encoda and margin leverage associated with higher sales volume in our RF Communications segment. These improvements in gross margin were partially offset by a $4.8 million write-off related to the impairment of capitalized software development costs associated with our acquisition of Encoda and a larger mix of revenue from our Government Communications Systems segment, which carries a lower gross margin than our other three business segments due to the high level of cost-reimbursable programs it performs for the U.S. Government. See the “Discussion of Business Segments” discussion below of this MD&A for further information.
Engineering, Selling and Administrative Expenses

			2006/2005		2005/2004
			Percent		Percent
			Increase/		Increase/
	2006	2005	(Decrease)	2004	(Decrease)

	(In millions)
Engineering, selling and administrative expenses	$695.4	$502.6	38.4%	$421.0	19.4%
% of revenue	20.0%	16.7%		16.7%
      Fiscal 2006 Compared With Fiscal 2005: Our engineering, selling and administrative expenses increased from $502.6 million in fiscal 2005 to $695.4 million in fiscal 2006. As a percentage of revenue, these expenses increased from 16.7 percent in fiscal 2005 to 20.0 percent in fiscal 2006. The increase in our engineering, selling, and administrative expenses in whole dollars, as well as a percentage of revenue, is primarily related to increased research and development costs associated with our RF Communications segment’s Falcon® III radio development, our acquisitions of Leitch and Encoda, $13.7 million of charges related to cost-reduction actions in our Broadcast Communications segment and a $5.4 million charge in headquarters expense related to our arbitration with Bourdex. The Leitch and Encoda businesses typically have higher engineering, selling and administrative expenses as a percentage of revenue than other Harris businesses. See the “Discussion of Business Segments” discussion below of this MD&A for further information.
      Overall company-sponsored research and product development costs, which are included in engineering, selling and administrative expenses, were $187.8 million in fiscal 2006, compared to $137.3 million in fiscal 2005. The increase was primarily due to increased spending on the development of our Falcon® III radio in our RF Communications segment and the acquisitions of Leitch and Encoda.
      Customer-sponsored research and development, which does not impact engineering, selling and administrative expenses, was $626.0 million in fiscal 2006 compared to $733.0 million in fiscal 2005. Customer-sponsored research and development is included in our revenue and cost of product sales and services.
      Fiscal 2005 Compared With Fiscal 2004: Our engineering, selling and administrative expenses increased from $421.0 million in fiscal 2004 to $502.6 million in fiscal 2005. As a percentage of revenue, these expenses were flat at 16.7 percent. The increase in our engineering, selling, and administrative expenses is primarily related to our acquisition of Encoda. This business typically has higher engineering, selling and administrative expenses than other Harris businesses. Fiscal 2005 engineering, selling and administrative expenses include a $3.8 million write-off of in-process research and development related to our acquisition of Encoda. Additionally, our Government Communications Systems and RF Communications segments had higher research and development costs in fiscal 2005 when compared to fiscal 2004. The rate of increase in our Government Communications Systems and RF Communications segments’ revenue, however, outpaced the rate of increase in engineering, selling and administrative expenses. Corporate eliminations and headquarters expense, which are included in engineering, selling and administrative expenses, also increased by $9.2 million and $6.3 million, respectively. See the “Discussion of Business Segments” discussion below of this MD&A for further information.
      Overall company-sponsored research and product development costs, which are included in engineering, selling and administrative expenses, were $137.3 million in fiscal 2005, compared to $111.3 million in fiscal 2004. The increase was primarily due to a relatively high level of spending on the development of our Falcon® III radio in our RF Communications segment and an increased level of independent research and development projects and bids and proposals in our Government Communications Systems segment.
      Customer-sponsored research and development, which does not impact engineering, selling and administrative expenses, was $733.0 million in fiscal 2005 compared to $729.9 million in fiscal 2004. Customer-sponsored research and development is included in our revenue and cost of product sales and services.
Non-Operating Income (Loss)

			2006/2005		2005/2004
			Percent		Percent
			Increase/		Increase/
	2006	2005	(Decrease)	2004	(Decrease)

	(In millions)
Non-operating (loss)	$(1.2)	$(6.3)	(81.0)%	$(11.0)	(42.7)%
      Fiscal 2006 Compared With Fiscal 2005: Our non-operating loss was $1.2 million for fiscal 2006, compared to a non-operating loss of $6.3 million for fiscal 2005. The fiscal 2006 decrease in the loss was primarily due to a $3.7 million loss recognized on the sale of securities in fiscal 2005. See Note 21: Non-Operating Income (Loss) in the Notes for further information.
      We have an equity investment in Terion, Inc. (“Terion”), a privately-held company that provides wireless data communication and information solutions for mobile and remote business-to-business applications focusing on the transportation industry. The maximum exposure to loss we have with our ownership interest in Terion is $23.0 million.
      During July 2006, Terion’s largest customer, representing approximately 60,000 units of an installed base of approximately 110,000 units, informed Terion that it had signed a contract with another provider and would be moving its fleet off of Terion’s system over the next two years. Terion and the customer are actively negotiating the terms of the wind down of their relationship after which Terion management will prepare an updated outlook and forecast. Though we do not currently have adequate information to calculate the potential impairment to our investment, we believe that the required write-down of our investment will be significant. Once the impairment amount is determined, we will record the impairment under the caption “Non-operating income (loss)” on the Consolidated Statement of Income. See Note 9: Selected Investments in the Notes for further information.
      Fiscal 2005 Compared With Fiscal 2004: Our non-operating loss was $6.3 million for fiscal 2005, compared to a non-operating loss of $11.0 million for fiscal 2004. The decrease in non-operating loss was primarily due to an $8.5 million gain in fiscal 2005 from our execution of a patent cross-licensing agreement. See Note 21: Non-Operating Income (Loss) in the Notes for further information.
Interest Income and Interest Expense

			2006/2005		2005/2004
			Percent		Percent
			Increase/		Increase/
	2006	2005	(Decrease)	2004	(Decrease)

	(In millions)
Interest income	$11.8	$7.5	57.3%	$6.2	21.0%
Interest expense	(36.5)	(24.0)	52.1%	(24.5)	(2.0)%
      Fiscal 2006 Compared With Fiscal 2005: Our interest income increased from $7.5 million in fiscal 2005 to $11.8 million in fiscal 2006 due to higher rates of interest earned on our cash and cash equivalents and short-term investments. Our interest expense increased from $24.0 million in fiscal 2005 to $36.5 million in fiscal 2006 as we issued $300 million in aggregate principal amount of 5% Notes due October 1, 2015 in the first quarter of fiscal 2006.

      Fiscal 2005 Compared With Fiscal 2004: Our interest income increased from $6.2 million in fiscal 2004 to $7.5 million in fiscal 2005. Higher rates of interest earned on our cash and cash equivalents and short-term investments were partially offset by lower cash and short-term investment balances as a result of the acquisitions of Encoda and Orkand. Our interest expense decreased from $24.5 million in fiscal 2004 to $24.0 million in fiscal 2005 due to lower short-term debt balances.
Income Taxes

			2006/2005		2005/2004
			Percent		Percent
			Increase/		Increase/
	2006	2005	(Decrease)	2004	(Decrease)

	(In millions)
Income from continuing operations before income taxes	$380.8	$298.4	27.6%	$180.0	65.8%
Income taxes	142.9	96.2	48.5%	54.3	77.2%
% of income from continuing operations before income taxes	37.5%	32.2%		30.2%
      Fiscal 2006 Compared With Fiscal 2005: Our provision for income taxes as a percentage of income from continuing operations before income taxes increased from 32.2 percent in fiscal 2005 to 37.5 percent in fiscal 2006. The increase in the rate is primarily attributable to charges associated with inventory write-downs in our Microwave Communications segment, cost-reduction actions in our Broadcast Communications segment and a charge from our arbitration with Bourdex being recorded in foreign jurisdictions, where realization of the associated tax benefits are considered uncertain because we have significant operating losses in those jurisdictions. The remaining increase in the rate was mainly driven by the increase in our earnings and the fixed nature of tax credits and other benefits we received in both years related to export sales and a $3.5 million reduction in taxes in fiscal 2005 from the resolution of certain tax issues, for which liabilities had previously been established.
      Fiscal 2005 Compared With Fiscal 2004: Our provision for income taxes as a percentage of income from continuing operations before income taxes was 32.2 percent in fiscal 2005 and 30.2 percent in fiscal 2004. The increase in the rate is primarily due to the settlement of a foreign tax audit in fiscal 2004 that resulted in an income tax benefit of $3.3 million. The fiscal 2005 rate, however, was also affected by a $3.5 million reduction in taxes from the resolution of certain tax issues for which liabilities had previously been established, as well as a $3.8 million non-deductible write-off of in-process research and development related to our Encoda acquisition. The remaining increase in the rate was mainly driven by the increase in our earnings and the fixed nature of tax credits and other benefits we received in both years related to export sales.
Discussion of Business Segments
Government Communications Systems Segment

			2006/2005		2005/2004
			Percent		Percent
			Increase/		Increase/
	2006	2005	(Decrease)	2004	(Decrease)

	(In millions)
Revenue	$1,812.5	$1,805.2	0.4%	$1,506.1	19.9%
Segment operating income	216.5	203.4	6.4%	153.4	32.6%
% of revenue	11.9%	11.3%		10.2%
      Fiscal 2006 Compared With Fiscal 2005: Government Communications Systems segment revenue increased 0.4 percent and operating income increased 6.4 percent from fiscal 2005 to fiscal 2006. The increase in revenue primarily came from the FTI program for the FAA, the Patriot technical services program for the NRO, the RADIC program for the NSA and increased sales of commercial satellite antenna products, partially offset by spending constraints on our national intelligence customers. Also, fiscal 2005 benefited from $79 million in revenue from the IMN program, which was completed in the fourth quarter of fiscal 2005. Significant programs in fiscal 2006 included FTI, Patriot, MCOM, F-35 Joint Strike Fighter, OSSS, State 6 program for the U.S. Department of State Bureau of Consular Affairs to modernize their information technology architecture, FAB-T, F/A-18E/F, MTAIP and various classified programs.

      Total funded and unfunded backlog was approximately $4.572 billion and $4.401 billion at June 30, 2006 and July 1, 2005, respectively. These amounts included both funded backlog (unfilled firm orders for which funding has been authorized) and unfunded backlog (primarily unfilled firm and expected follow-on orders that have not yet met our established funding criteria). Our established funding criteria require both authorization by the customer as well as our management’s determination that there is little or no risk to the authorized funding being rescinded. Funded backlog was approximately $400 million at June 30, 2006 compared to $395 million at July 2, 2005.
      Government Communications Systems segment operating income improved during fiscal 2006 when compared to fiscal 2005, primarily due to strong program execution and a higher mix of fixed-price production programs and favorable program closeouts, which was partially offset by investments made for programs such as FTI and Patriot that are in their early phases. Engineering, selling and administrative expenses in this segment increased in fiscal 2006 when compared to fiscal 2005 due to increased investment in supply chain-related initiatives and the impact of expensing stock options under Statement of Financial Accounting Standards, No. 123(R), “Share-Based Payment” (“Statement 123R”).
      The following major contract awards and highlights occurred during fiscal 2006 in our Government Communications Systems segment:

•	$600 million, five-year contract with the U.S. Census Bureau for its Field Data Collection Automation program. We will integrate multiple automated systems required to obtain data from field census-takers during the 2010 Census.
•	$27 million, three-year program to develop and integrate a communications system that will link the U.S. Navy’s Advanced Deployable System undersea surveillance sensors with host Littoral Combat Ships.
•	$10 million design contract on the U.S. Army WIN-T program for the low-rate initial production phase.
•	$10 million, two-year development contract from Lockheed Martin to provide the Joint Air to Surface Standoff Missile Extended Range weapon data link transceiver that allows weapons to be re-tasked while in flight.
•	$8 million initial design and development contract to provide ground terminals for NOAA’s Geostationary Operational Environmental Satellite R weather satellite program.
•	A contract with Space Systems/ Loral to design and construct four unfurlable mesh reflectors for commercial satellites.
•	Several classified programs.
      During fiscal 2006 this segment derived 95 percent of its revenue from the U.S. Government including 56 percent from the DoD and 13 percent from the FAA.
      Fiscal 2005 Compared With Fiscal 2004: Government Communications Systems segment revenue increased 19.9 percent and operating income increased 32.6 percent from fiscal 2004 to fiscal 2005. Revenue growth was attributable to both the acquisition of Orkand and organic revenue growth, which was driven by the FTI program, the Patriot technical services program for the NRO, and the IMN program. Other programs contributing to revenue growth included the AEHF, F/A-18 E/F Super Hornet, MIDS, the U.S. Army’s Aerial Common Sensor program (“ACS”) and MTAIP program.
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
      The following highlights occurred during fiscal 2005 in our Government Communications Systems segment:

•	We acquired Orkand, a privately-held provider of technical services and information technology for U.S. Government agencies, including the Department of State, Department of Labor, Department of the Interior, Department of Health and Human Services, Department of Energy and the U.S. Postal Service. For further information related to the acquisition of Orkand, including the allocation of the purchase price and pro forma results as if Orkand had been acquired as of the beginning of the periods presented, see Note 4: Business Combinations in the Notes.
•	We were selected by the NRO for a potential $1 billion, 10-year contract (Patriot program) to provide operations, maintenance and support services for the agency’s global communications and information systems.
•	We were awarded contracts on two next-generation aerial surveillance platforms — the Battle Management Command and Control portion for the U.S. Air Force E-10A aircraft and the U.S. Army’s ACS aircraft. As part of the ACS program, we were awarded a $75 million, three-year communications integration contract.
•	We were awarded a $275 million contract by the FAA to add mission support services to the FTI program scope.
•	We were awarded a contract with a potential value of $175 million over nine years from DISA in support of its Crisis Management System.
•	We were awarded a contract with a potential value of $350 million over 10 years with the U.S. Navy to provide tactical common data links for helicopter-to-ship communications.
•	We were awarded several major classified programs.

RF Communications Segment

			2006/2005		2005/2004
			Percent		Percent
			Increase/		Increase/
	2006	2005	(Decrease)	2004	(Decrease)

	(In millions)
Revenue	$808.6	$537.1	50.5%	$430.4	24.8%
Segment operating income	278.9	166.5	67.5%	118.9	40.0%
% of revenue	34.5%	31.0%		27.6%
      Fiscal 2006 Compared With Fiscal 2005: RF Communications segment revenue increased 50.5 percent and operating income increased 67.5 percent from fiscal 2005 to fiscal 2006. Strong revenue growth came from both U.S. and international markets and was primarily driven by force modernization, force restructuring initiatives moving communications closer to individual soldiers, and the worldwide need for interoperable communications. This demand led to increased sales of our Falcon® II family of products and the successful introduction of our new Falcon® III product family.
      The operating income improvement in our RF Communications segment was driven primarily by improved gross margin on higher sales volume as manufacturing efficiencies were realized. Engineering, selling and administrative expenses increased in our RF Communications segment during fiscal 2006 when compared to fiscal 2005 due to additional research and development costs associated with the development of our Falcon® III product family and expenses needed to market and sell new products. To continue to meet strong demand across all product lines in this segment, we significantly expanded our radio manufacturing capacity.
      Orders for fiscal 2006 were above $1.0 billion for this segment. Significant orders secured during fiscal 2006 included:

•	A $169 million contract and a $38 million contract from the U.S. Army Communications and Electronics Command to deliver Falcon® III AN/VRC-110 vehicular radio systems.
•	Several contracts totaling over $250 million from the U.S. Marine Corps to deliver Falcon® II AN/PRC-117F(C) multiband tactical radios and AN/PRC-150(C) high frequency radios.
•	Several contracts totaling over $350 million from the U.S. Army to deliver Falcon® II AN/PRC-117F(C) multiband tactical radios and AN/PRC-150(C) high frequency radios.
•	Significant orders to provide tactical radios to customers in the United Kingdom, Algeria, Mexico, Chile, Iraq, Canada, NATO headquarters, Romania, Uganda, Poland, Spain, Pakistan, Saudi Arabia and Estonia.
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
      The operating income improvement in our RF Communications segment was driven by improved gross margin on higher sales volume and cost savings from successful negotiations with contract manufacturers on the U.K. Bowman Tactical Radio Programme. Engineering, selling and administrative expenses increased in our RF Communications segment during fiscal 2005 when compared to fiscal 2004 due to additional research and development costs associated with the development of our Falcon® III products and expenses needed to sustain the growth in this segment’s revenue. The rate of increase in revenue, however, exceeded the rate of increase in engineering, selling and administrative expenses.
      Orders during the year were significantly greater than sales. Tactical radio demand from DoD customers continued to be strong during fiscal 2005. Force modernization efforts gained increased momentum and funding. This initiative delivers enhanced command, control and communications to more and smaller operating units. Significant domestic orders secured during fiscal 2005 included:

•	Two contracts awarded from the U.S. Army to provide our Falcon® II HF and multiband radios and related services for operations in Iraq and Afghanistan and for the U.S. Army’s Modularity program. Each contract was worth approximately $30 million.
•	An Indefinite-Delivery/ Indefinite-Quantity contract awarded from the U.S. Marine Corps for HF radios valued at up to $75 million.
•	A $33 million order from the U.S. Army for HF radios, which included $16 million in support of Army Modularity.
•	A $50 million order for high-frequency radios and a $22 million order for multiband radios to support the U.S. Army Modularity Initiative, Army Reserve and National Guard.
•	A $55 million contract to a Boeing-led team, which includes our RF Communications segment, for the Airborne, Maritime/ Fixed-Station cluster of the JTRS program for the DoD.
      Demand in international markets also remained strong as the need for communications that are secure, interoperable and reliable has grown. International orders were received from NATO members and other countries, including a $68 million order from Pakistan and large orders from Algeria, the Philippines, Ethiopia, the Republic of Georgia, Denmark, Estonia, Sweden, Azerbaijan, and the Netherlands.
Microwave Communications Segment

			2006/2005		2005/2004
			Percent		Percent
			Increase/		Increase/
	2006	2005	(Decrease)	2004	(Decrease)

	(In millions)
Revenue	$348.7	$320.2	8.9%	$329.8	(2.9)%
Segment operating income (loss)	(19.6)	7.7	*	(12.1)	*
% of revenue	(5.6)%	2.4%		(3.7)%

*	Not meaningful
     Fiscal 2006 Compared With Fiscal 2005: Microwave Communications segment revenue increased 8.9 percent from fiscal 2005 to fiscal 2006. This segment had an operating loss of $19.6 million in fiscal 2006 compared to operating income of $7.7 million in fiscal 2006. The success of this segment’s TRuepointtm radio products and a strengthening market for microwave radios primarily drove the increase in revenue. International order rates increased, particularly in Africa. In North America, microwave demand for both private networks and mobile service providers continued to be driven by capacity expansion and by network upgrades to provide high-reliability, high-bandwidth applications.
      The decrease in operating income was primarily due to $39.6 million of inventory write-downs and severance costs associated with product discontinuances and the shut-down of our manufacturing activities in Montreal, Canada. During the second quarter of fiscal 2006, the Microwave Communications segment successfully released additional frequencies of the TRuepointtm product family, essentially completing all current frequencies intended to be offered in the low- and mid-capacity microwave radio market segments. In light of these releases, and the market acceptance of previously released frequencies as demonstrated by TRuepointtm product sales, management announced during the second quarter of fiscal 2006 a manufacturer’s discontinuance (“MD”) of the MicroStar M/ Htm, MicroStar Ltm and Galaxytm product families (the product families the TRuepointtm product line was developed to replace) and of the ClearBursttm product family, a product line that shares manufacturing facilities with the MicroStartm and the Galaxytm product lines in Montreal, Canada. In November 2005, letters were sent to MicroStartm, Galaxytm and ClearBursttm customers, informing them of the MD announcement.
      We estimated expected demand for these products based on: responses to the letters noted above and a percentage of the installed base, using previous product MD history as a basis for this estimate. In addition, the customer service inventory of these discontinued products was reviewed and quantities required to support existing warranty obligations and contractual obligations were quantified. These analyses identified inventory held in multiple locations including Montreal, Canada; Redwood Shores, California; San Antonio, Texas; Paris, France; Mexico City, Mexico; Sao Paulo, Brazil; and Shenzhen, China. As a result of these analyses, $34.0 million of inventory was written down in the second quarter of fiscal 2006. Also, $5.6 million of severance and other costs were recorded in fiscal 2006 related to the shutdown of manufacturing activities in our Montreal, Canada plant and product discontinuances. The inventory reserved for in the second quarter of fiscal 2006 has been subsequently disposed of or scrapped. No additional material costs or charges are expected to be incurred in connection with these product discontinuances.
      The decrease in gross margins and operating income associated with the product discontinuances noted above were partially offset by improved gross margins in fiscal 2006 as a result of increased shipments of TRuepointtm, a family of lower-cost microwave radios, and a shift away from lower-margin international projects. Engineering, selling and administrative expenses increased in fiscal 2006 when compared to fiscal 2005 as a result of increased selling expenses and stock and cash based compensation plan expenses.
      Orders in our Microwave Communications segment increased 21 percent from $332 million in fiscal 2005 to $402 million in fiscal 2006. Significant orders received in this segment during fiscal 2006 included:

•	$58 million in orders from Vmobile Nigeria as part of a contract to provide radios for its transmission and transport network spanning more than 5,000 kilometers.
•	A $14 million order from the Commonwealth of Kentucky as part of a state-wide, three-year, potential $42 million program to transition the Kentucky Early Warning System from analog to digital technology using TRuepointtm radios.
•	Significant international orders received from customers in Nigeria, Canada, Mexico, Kenya, Ivory Coast, Romania, Brazil and Zambia.
•	Various other large orders from private network and major mobile telecommunications providers in North America.
      On September 5, 2006, we announced that we entered into a definitive agreement with Stratex Networks pursuant to which we will combine the Microwave Communications segment with Stratex Networks. For additional information regarding the transaction, see “Item 1. Business — Subsequent Event — Agreement with Stratex Networks, Inc.”
      Fiscal 2005 Compared With Fiscal 2004: Microwave Communications segment revenue decreased 2.9 percent from fiscal 2004 to fiscal 2005. The segment improved from an operating loss of $12.1 million in fiscal 2004 to operating income of $7.7 million in fiscal 2005. North American sales remained strong. Strength in international markets came from the Middle East, Africa, Europe and improved Latin American markets. The slight decline in revenue was primarily attributable to the revenue generated in fiscal 2004 from the build out of a large mobile telecom network for MTN Nigeria, which was only partially offset by an increase in North American revenue and new international contracts won during fiscal 2005.
      Gross margins in the Microwave Communications segment improved in fiscal 2005 as a result of increased shipments of TRuepointtm, a new family of lower-cost microwave radios, and a shift away from lower-margin international projects. Engineering, selling and administrative expenses were lower in fiscal 2005 when compared to fiscal 2004 due to cost-reduction actions taken during fiscal 2004. The fiscal 2004 operating loss of $12.1 million included a charge of $7.3 million associated with cost-reduction actions related to the successful transfer of TRuepointtm production from Montreal, Canada to San Antonio, Texas as well as the consolidation of administrative and support functions at this segment’s Durham, North Carolina location. TRuepointtm orders and sales accelerated during fiscal 2005. TRuepointtm orders were significantly greater than sales of $45 million for fiscal 2005, which exceeded our goal of $30 million in sales of TRuepointtm for the year.
      Significant orders during the year included an on-going network project for the Federal Bureau of Investigation, a major order with a large defense contractor in support of an international communications project, and various private network and mobile telecommunications providers in North America. In addition to North America, major new international orders included Vee Networks Limited in Nigeria, MTN Nigeria,

Nextel Brazil and Mexico, Loteny Telecom in the Ivory Coast, Umniah Mobile Company in Jordan, and PT Alvarid in Indonesia. We expanded our customer base in the Middle East and Africa and received orders from several new channel partners, including IRTE in Italy and ZTE and Huawei in China, which served to expand our international presence. During fiscal 2005 we also signed a long-term preferred supplier agreement with Sprint to provide TRuepointtm radios for its nationwide mobile services.
Broadcast Communications Segment

			2006/2005		2005/2004
			Percent		Percent
			Increase/		Increase/
	2006	2005	(Decrease)	2004	(Decrease)

		(In millions)
Revenue	$538.4	$384.1	40.2%	$287.2	33.7%
Segment operating income	22.8	18.1	26.0%	8.1	123.5%
% of revenue	4.2%	4.7%		2.8%
      Fiscal 2006 Compared With Fiscal 2005: Broadcast Communications segment revenue increased 40.2 percent and operating income increased 26.0 percent from fiscal 2005 to fiscal 2006. Leitch, which was acquired in October 2005, and Encoda, which was acquired in November 2004, were main contributors to the increase in segment revenue and operating income. The increase in revenue was also partly attributable to increased demand for digital TV, Net VX networking, and HD Radiotm products.
      The operating income for this segment was adversely impacted by a $25.0 million charge related to inventory write-downs, severance and other costs associated with cost-reduction actions. The cost-reduction actions were taken to address ongoing weakness in our international broadcast transmission markets and to further improve the segment’s profitability. These actions included closing our Huntingdon, United Kingdom facility; relocating manufacturing of European-standard transmission products to our Quincy, Illinois facility; reducing our infrastructure in Austria; outsourcing manufacturing of radio consoles and related products from our Mason, Ohio facility; and headcount reductions from further integration within our software systems business. Charges incurred in fiscal 2006 related to these actions included $9.7 million of severance and other employee-related exit costs and $2.3 million of facility-related exit costs. These actions resulted in a headcount reduction of 150. The cost-reduction actions helped to significantly improve operating margins for this segment in fiscal 2006.
      Research and development costs in this segment were higher because we continued to invest in new product development such as our H-Classtm broadcast enterprise software systems solution, FlexStar® HD Radiotm transmission products, next-generation video distribution and media products and transmission equipment for use in mobile video broadcasting applications.
      During fiscal 2006, we made three strategic acquisitions in this segment. In October 2005, we completed the acquisition of Leitch, a publicly-held provider of high-performance video systems for the television broadcast industry. In April 2006, we completed the acquisition of OSi, a privately-held provider of air-time sales, traffic and billing software systems to over 350 call-letter broadcast stations in North America. In May 2006, we completed the acquisition of Aastra Digital Video, a developer and marketer of video networking products.
      Operating income was negatively impacted during fiscal 2006 by $11.9 million of charges related to our acquisition of Leitch, including the write-off of in-process research and development, lower margins being recognized subsequent to our acquisition due to a step-up of inventory taken at the acquisition date and integration activities. For further information related to the acquisition of Leitch, including the allocation of the purchase price and pro forma results as if Leitch had been acquired as of the beginning of the periods presented, see Note 4: Business Combinations in the Notes.
      Orders in our Broadcast Communications segment increased 66 percent from $308 million in fiscal 2005 to $511 million in fiscal 2006. This increase was primarily due to the acquisitions of Leitch and Encoda. Significant orders received by our Broadcast Communications segment during fiscal 2006 included:

•	TV transmission equipment orders from: Media General and Entravision in the U.S.; Swisscomm Broadcasting in Switzerland; StarTV in Indonesia; TV Azteca in Mexico; Bridge Networks in Australia; and Radiocommunicatii in Romania.
•	Radio transmission equipment orders from: Clear Channel Communications and other major broadcasters in the U.S., including a multi-year agreement with Cumulus Broadcasting to provide HDRadio®

transmission systems to over 250 Cumulus FM and AM stations; Iberica de Componentes in Spain; and Cimax in China.
•	Software systems orders from: Tribune Broadcasting, Media General and other global TV networks that are transitioning from legacy products to our new H-Classtm software platform in the U.S. as well as orders from SkyPerfect in Japan.
•	Networking orders from: the FAA through our FTI program, Sprint and the New York/ New Jersey Port Authority in the U.S.; Radiocommunicatii in Romania; and Norkring in Norway.
•	Video distribution and digital media products acquired in the Leitch acquisition experienced double-digit order growth. Demand was particularly strong for the X75tm processor, Platinumtm router and IconMastertm master control system.

      Fiscal 2005 Compared With Fiscal 2004: Broadcast Communications segment revenue increased 33.7 percent from fiscal 2004 to fiscal 2005. The segment also had operating income of $18.1 million in fiscal 2005 compared to $8.1 million in fiscal 2004.
      Encoda, which was acquired in the second quarter of fiscal 2005, made significant contributions to segment revenue in fiscal 2005. Revenue drivers in fiscal 2005 also included increased sales in the U.S. of HD Radiotm transmission equipment. The roll out of HD Radiotm continued to gain momentum with 2,500 radio stations committed to begin their digital broadcasts during the next four years. U.S. digital television (“DTV”) transmission equipment sales increased in fiscal 2005 when compared to fiscal 2004 as broadcasters moved to meet FCC deadlines for full-power transmission digital signals. This segment also experienced a growing demand for its Intraplex products on our FTI program with the FAA to carry high volumes of real-time, mission-critical data. Revenue growth was dampened, however, by weakness in international market conditions for both analog and European-standard digital broadcasting equipment and for legacy automation systems as we transitioned customers to our new H-Classtm enterprise software system.
      Operating income increased from $8.1 million in fiscal 2004 to $18.1 million in fiscal 2005. The increase in operating income in fiscal 2005 when compared to fiscal 2004 was primarily due to the acquisition of Encoda. Encoda sells software solution products and services that carry higher gross margins than most of this segment’s other products and services. Engineering, selling and administrative expenses increased significantly, which was also primarily due to the Encoda acquisition. Encoda’s products and services require a higher investment in research and development than most of our other products in this segment. Research and development costs in this segment were also higher because we continued to invest in new product development. During fiscal 2005, we introduced the first module in our next-generation H-Classtm broadcast enterprise software systems solutions. We also introduced the new PowerCDtm UHF digital transmitter that allows broadcasters to transition quickly to DTV while reducing energy costs. We also developed transmission equipment for use in mobile video broadcasting trials in the U.S., U.K., Australia and China, and we continued to invest in our second-generation FlexStar® HD Radiotm transmission product line.
      The fiscal 2005 segment operating income of $18.1 million also included $8.6 million of acquisition-related costs, including a $4.8 million impairment of capitalized software costs related to a software product sold by our Broadcast Communications segment and being displaced by a product offered by Encoda and a $3.8 million write-off of in-process research and development.
      The following highlights occurred during fiscal 2005 in our Broadcast Communications segment:

•	We acquired Encoda, a global supplier of software solutions and services for the broadcast media industry, including television, radio, cable, satellite and advertising agency customers. Encoda’s end-to-end workflow solutions include traffic and billing and program-scheduling systems, and automation and media asset management solutions that are complementary to our existing automation business. For further information related to the acquisition of Encoda, including the allocation of the purchase price and pro forma results as if Encoda had been acquired as of the beginning of the periods presented, see Note 4: Business Combinations in the Notes.
•	Significant domestic digital TV equipment orders were received from: Gray Communications, Entravision Communications, Belo Corporation, Quincy Newspapers, Inc., the Tri-State Christian Network, and Liberty Corporation as well as international orders from TV Azteca in Mexico, and other customers in Australia, Bulgaria and China.
•	Numerous HD Radiotm transmission orders were booked for: National Public Radio, Cox Communications and Clear Channel Communications, among others.
•	We also received a large order from BSkyB for our software systems products. BSkyB will use the software as part of its high-definition television services.

•	We were awarded a contract to provide FM radio transmission systems and equipment to the International Broadcasting Bureau.
•	We also received major orders from Turner Broadcasting and Sony Corporation for our software systems products.

Headquarters Expense and Corporate Eliminations

			2006/2005		2005/2004
			Percent		Percent
			Increase/		Increase/
	2006	2005	(Decrease)	2004	(Decrease)

			(In millions)
Headquarters expense	$75.4	$58.0	30.0%	$51.7	12.2%
Corporate eliminations	16.5	16.5	0.0%	7.3	126.0%
      Fiscal 2006 Compared With Fiscal 2005: Headquarters expense increased 30.0 percent from $58.0 million in fiscal 2005 to $75.4 million in fiscal 2006. As a percentage of revenue, headquarters expense increased from 1.9 percent in fiscal 2005 to 2.2 percent in fiscal 2006. The increase in headquarters expense was primarily due to a $5.4 million charge associated with a decision we received in our arbitration with Bourdex. The increase in headquarters expense also included the impact of stock-based compensation expense, consulting fees and charitable contributions. Corporate eliminations were unchanged at $16.5 million in fiscal 2005 and fiscal 2006.
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
In-Process Research and Development
      In connection with the Leitch and Encoda acquisitions, we allocated $3.6 million and $3.8 million, respectively, of the purchase prices to in-process research and development projects. These allocations represent the estimated fair value based on risk-adjusted cash flows related to the incomplete products. At the date of each acquisition, the development of these projects had not yet reached technological feasibility and the in-process research and development had no alternative future uses. Accordingly, these costs were expensed as a one-time charge to earnings and are included in engineering, selling and administrative expenses.
      In making these purchase price allocations we relied on present value calculations of income, an analysis of project accomplishments and completion costs and an assessment of overall contribution and project risk. The amounts assigned to the in-process research and development were associated with research projects for which technological feasibility had not been established.
      The value assigned to the purchased in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products and discounting the net cash flows to their present value using a discount rate of 25 percent for both Leitch and Encoda.
      The Leitch projects were for the development of their Platinumtm and IconMastertm products. The Platinumtm product is a mid- to large-size router with audio, monitoring output, streaming and event-configuration capabilities. The IconMastertm product is a modular, mid-size master control with branding capabilities. As of the valuation date, these projects were estimated to be completed at the end of January 2006 and had remaining costs until completion of approximately $1.0 million.
      The Encoda project was for the development of a next-generation product line that encompassed some of the latest research applicable to media technologies, such as emergence and learning theory. As of the valuation date, this project was considered to be approximately 30 to 40 percent complete and had remaining costs until completion of approximately $6.2 million.

Discontinued Operations
      In the fourth quarter of fiscal 2004, we completed the sale of our TTS product line to a subsidiary of Danaher Corporation for $43.1 million after giving effect to post-closing adjustments. The gain on the sale that was recorded in the fourth quarter of fiscal 2004 was $18.9 million pre-tax and $9.1 million after-tax. This transaction, along with the results of the TTS product line, has been reported as a discontinued operation for all periods presented. Revenue from the TTS product line was $40.3 million in fiscal 2004. The product line also had a pre-tax operating loss of $3.5 million in fiscal 2004. Discontinued operations are more fully discussed in Note 2: Discontinued Operations in the Notes.
      We changed our segment reporting structure effective May 28, 2004 in conjunction with the sale of our TTS product line. The TTS product line was formerly part of the Network Support segment. As a result of the sale, our Consolidated Financial Statements and the Notes report the TTS product line as a discontinued operation, and accordingly, prior periods have been restated. We also have eliminated the Network Support segment as a separate reportable segment. The NetBoss® network operations product line, which was also part of the Network Support segment, was not included in the sale and is consolidated in the Microwave Communications segment for all periods presented. The NetBoss® management team reports to the President of the Microwave Communications Division.
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES
Cash Flows

	Fiscal Years Ended

	2006	2005	2004

	(In millions)
Net cash provided by operating activities	$334.2	$338.8	$289.2
Net cash used in investing activities	(768.6)	(316.7)	(97.2)
Net cash provided by (used in) financing activities	236.4	(76.9)	(77.9)
Effect of foreign exchange rate changes on cash	1.7	0.9	0.9

Net increase (decrease) in cash and cash equivalents	$(196.3)	$(53.9)	$115.0

      Cash and cash equivalents: Our cash and cash equivalents decreased by $196.3 million to $181.3 million at the end of fiscal 2006, primarily due to the $509.6 million of cash paid for the acquisitions of Leitch, OSi and Aastra Digital Video; $146.4 million of software and property, plant and equipment additions; $112.6 million net purchases of short-term investments; $44.9 million of common stock repurchases and $42.7 million of cash dividends. These decreases were partially offset by $334.2 million of cash flow generated from operating activities and the issuance during the first quarter of fiscal 2006 of $300 million in aggregate principal amount of 5% Notes due October 1, 2015. See Note 13: Long-Term Debt in the Notes for further information.
      Management currently believes that existing cash, funds generated from operations, our credit facilities and access to the public and private debt and equity markets will be sufficient to provide for our anticipated requirements for working capital, capital expenditures and stock repurchases under the current repurchase program for the next 12 months and the foreseeable future. We expect tax payments over the next three years to approximate our tax expense during the same period. We anticipate that our fiscal 2007 cash payments may include strategic acquisitions. With the exception of potential acquisitions, no other significant cash payments are anticipated in fiscal 2007 and thereafter, other than those noted in the “Contractual Obligations” discussion below of this MD&A.
      There can be no assurance, however, that our business will continue to generate cash flow at current levels, or that anticipated operational improvements will be achieved. If we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations, we may be required to sell assets, reduce capital expenditures, terminate our stock repurchase program, reduce or eliminate dividends, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal payments or pay interest on or refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the government, defense, microwave communications and broadcast communications markets and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.
      Net cash provided by operating activities: Our net cash provided by operating activities was $334.2 million in fiscal 2006 compared to $338.8 million in fiscal 2005. All four of our segments generated positive cash flows in fiscal 2006 with RF Communications and Microwave Communications posting significant improvements when compared to fiscal 2005. Fiscal 2006 cash flow improvements that resulted from higher operating income in our RF Communications, Government Communications Systems and Broadcast Communications segments and improved capital management in our Microwave Communications segment were offset by an increase in working capital needed to support the growth in our RF Communications segment, a higher mix of fixed-price programs in our Government Communications Systems segment, income tax refunds collected in fiscal 2005 and a $13.5 million adverse impact in fiscal 2006 from Statement 123R. We expect cash flow provided by operating activities in fiscal 2007 to exceed $400 million.
      Net cash used in investing activities: Our net cash used in investing activities was $768.6 million in fiscal 2006 compared to $316.7 million in fiscal 2005. Net cash used in investing activities in fiscal 2006 was due to $509.6 million cash paid for business acquisitions, $112.6 million net purchases of short-term investments, $101.8 million additions of property, plant and equipment and $44.6 million additions of capitalized software. Net cash used in investing activities in fiscal 2005 was primarily due to $427.3 million cash paid for business acquisitions, $75.0 million additions of property, plant and equipment and $23.8 million additions of capitalized software, which was partially offset by $196.0 million net proceeds from the sale of short-term investments and $13.4 million proceeds from the sale of securities available-for-sale.
      The increase in our additions of capitalized software and property, plant and equipment from $98.8 million in fiscal 2005 to $146.4 million in fiscal 2006 mainly relates to increased software purchases in our Government Communications Systems segment, increased manufacturing capacity related to Falcon® II and Falcon® III radio production in our RF Communications segment and our Leitch acquisition. Our total additions of capitalized software and property, plant and equipment in fiscal 2007 are expected to be in the $140 million to $150 million range.
      Net cash provided by (used in) financing activities: Our net cash provided by financing activities in fiscal 2006 was $236.4 million compared to net cash used in financing activities in fiscal 2005 of $76.9 million. The net cash provided by financing activities in fiscal 2006 was primarily from the issuance of $300 million in aggregate principal amount of 5% Notes due October 1, 2015. See Note 13: Long-Term Debt in the Notes for more information. The net cash provided by financing activities in fiscal 2006 also included proceeds from the exercise of employee stock options of $33.8 million. The cash provided by financing activities from the issuance of debt and proceeds from the exercise of employee stock options was partially offset by the payment of cash dividends totaling $42.7 million and the repurchase of common stock of $44.9 million. In fiscal 2006, we issued 1,697,526 shares of common stock to employees under the terms of our option and incentive plans.
      The net cash used in financing activities of $76.9 million in fiscal 2005 was primarily due to repurchases of our common stock of $56.4 million and $31.9 million of cash dividends paid. Net payments of borrowings in fiscal 2005 were $8.4 million. Proceeds from the exercise of employee stock options of $19.8 million in fiscal 2005 partially offset these payments. In fiscal 2005, we issued 2,224,816 shares of common stock to employees under the terms of our option and incentive plans.
Common Stock Repurchases
      During fiscal 2006, we used $44.9 million to repurchase 1,050,000 shares of our common stock at an average price per share of $42.71 including commissions. During fiscal 2005, we used $56.4 million to repurchase 1,874,000 shares of our common stock at an average price per share of $30.10 including commissions. We currently expect that we will repurchase shares of common stock to offset the dilutive effect of shares issued under our stock incentive plans. Additional information regarding repurchases made during fiscal 2006 and our repurchase programs is set forth above under Part II, “Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
Dividend Policy
      On August 26, 2006, our Board of Directors authorized a quarterly common stock dividend of $0.11 per share, for an annualized rate of $0.44 per share, which was our fifth consecutive annual increase. Our annual common stock dividend was $0.32, $0.24, and $0.20 per share in fiscal 2006, 2005, and 2004, respectively. Additional information concerning our dividends is set forth above under Part II, “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
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
      The Credit Agreement contains certain covenants, including covenants limiting: liens on our assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and the use of proceeds for hostile acquisitions. The Credit Agreement also prohibits our consolidated ratio of total indebtedness to total capital from being greater than 0.60 to 1.00 and prohibits our consolidated ratio of adjusted EBITDA to net interest expense from being less than 3.00 to 1.00 for any rolling four-quarter period. The Credit Agreement contains certain events of default, including payment defaults; failure to perform or observe terms and covenants; material inaccuracy of representations or warranties; default under other indebtedness with a principal amount in excess of $50 million; the occurrence of one or more judgments or orders for the payment of money in excess of $50 million that remain unsatisfied; incurrence of certain ERISA liabilities in excess of $50 million; failure to pay debts as they come due, or our bankruptcy; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings, together with accrued interest and fees, to be immediately due and payable. All amounts borrowed or outstanding under the Credit Agreement are due and mature on March 31, 2010, unless the commitments are terminated earlier either at our request or if certain events of default occur. At June 30, 2006, no borrowings were outstanding under the Credit Agreement.
      On September 20, 2005, we completed the issuance of $300 million in aggregate principal amount of 5% Notes due October 1, 2015. Interest on the notes is payable on April 1 and October 1 of each year. We may redeem the notes in whole, or in part, at any time at the “make-whole” redemption price. The “make-whole” redemption price is equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus 15 basis points. In each case, we will pay accrued interest on the principal amount of the notes being redeemed to the redemption date. We incurred $4.1 million in debt issuance costs and discounts related to the issuance of the notes, which are being amortized on a straight-line basis over a ten-year period and reflected as a portion of interest expense in the Consolidated Statement of Income.
      We have a universal shelf registration statement related to the potential future issuance of an indeterminate amount of securities, including debt securities, preferred stock, common stock, fractional interests in preferred stock represented by depository shares and warrants to purchase debt securities, preferred stock or common stock.
      In fiscal 2003, we issued $150 million in aggregate principal amount of 3.5% Convertible Debentures due 2022. These debentures are convertible at a conversion price of $22.625 during any calendar quarter if the closing price of our common stock, for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the prior calendar quarter, is more than $24.8875, and in certain other circumstances as described in Note 16: Net Income Per Share in the Notes. Based upon satisfaction of the market price trigger as of the end of the calendar quarter ended June 30, 2006, these debentures are convertible during the calendar quarter ended September 30, 2006 into shares of our common stock.
      In addition to our $150 million 3.5% Convertible Debentures and $300 million 5% Notes mentioned above, we have outstanding unsecured long-term debt securities of $250.9 million. The earliest maturity date of any such long-term debt securities is fiscal 2008.
      We have uncommitted short-term lines of credit aggregating $40.0 million from various international banks, $39.8 million of which was available on June 30, 2006. These lines provide for borrowings at various interest rates, typically may be terminated upon notice, may be used on such terms as mutually agreed to by the banks and us and are reviewed annually for renewal or modification. These lines do not require compensating balances. We have a short-term commercial paper program in place, which we may utilize to satisfy short-term cash requirements. There were no borrowings under the commercial paper program at June 30, 2006.
      Our debt is currently rated “BBB” by Standard and Poor’s Rating Group and “Baa2” by Moody’s Investors Service. We expect to maintain operating ratios, fixed-charge coverage ratios and balance sheet ratios sufficient for retention of or improvement to these debt ratings. There are no assurances that our credit ratings will not be reduced in the future. If our credit rating is lowered below “investment grade,” then we may not be able to issue short-term commercial paper, but may instead need to borrow under our credit facilities or pursue other options. We do not currently foresee losing our investment-grade debt ratings, but no assurances can be given, however. If our debt ratings were downgraded, however, it could adversely impact, among other things, our future borrowing costs and access to capital markets.
Contractual Obligations
      At June 30, 2006, we had contractual cash obligations to repay debt to purchase goods and services and to make payments under operating leases. Payments due under these long-term obligations are as follows:

		Obligations Due by Fiscal Year

			2008	2010
			and	and	After
	Total	2007	2009	2011	2011

	(In millions)
Long-term debt(1)	$700.9	$1.4	$299.5	$—	$400.0
Purchase obligations(2),(3)	433.7	391.9	41.6	0.2	—
Operating lease commitments	103.3	31.0	41.3	17.6	13.4
Interest on long-term debt(1)	296.5	36.8	50.2	44.0	165.5

Total contractual cash obligations	$1,534.4	$461.1	$432.6	$61.8	$578.9

(1)	The obligations for long-term debt and interest on long-term debt assumes that the debt holders will exercise put options for our 6.35% debentures in February 2008 and that our $150 million 3.5% Convertible Debentures will be converted into equity in August 2007.

(2)	Amounts do not include pension contributions and payments for various welfare and benefit plans as such amounts have not been determined beyond fiscal 2006.

(3)	The purchase obligations of $433.7 million include $305.6 million of purchase obligations related to our Government Communications Systems segment, which are fully funded under contracts with the U.S. Government and $99.5 million of these purchase obligations relate to cost-plus type contracts where our costs are fully reimbursable.
Off-Balance Sheet Arrangements
      In accordance with the definition under SEC rules, any of the following qualify as off-balance sheet arrangements:

•	Any obligation under certain guarantee contracts;
•	A retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;
•	Any obligation, including a contingent obligation, under certain derivative instruments; and
•	Any obligation, including a contingent obligation, under a material variable interest held by the registrant in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.
      There is a $9.0 million potential payment to the former owners of OSi if certain financial performance criteria are met in the future. There is also a potential payment to the former owners of Question d’Image, which we purchased in fiscal 2005, if certain financial performance criteria are met. Liabilities are not reflected in the Consolidated Balance Sheet for these potential payments until the performance criteria have been met. If the performance criteria related to these payments are met in the future, we will accrue the liability and adjust goodwill on our Consolidated Balance Sheet in the period that the performance criteria are met.
      Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of June 30, 2006, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, cash flows or financial condition.

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
      Due to our downsizing of certain operations pursuant to acquisitions, restructuring plans or otherwise, certain properties leased by us have been sublet to third parties. In the event any of these third parties vacate any of these premises, we would be legally obligated under master lease arrangements. We believe that the financial risk of default by such sublessors is individually and in the aggregate not material to our financial position, results of operations or cash flows.
Commercial Commitments
      We have entered into commercial commitments in the normal course of business including surety bonds, standby letter of credit agreements and other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers or to obtain insurance policies with our insurance carriers. At June 30, 2006, we had commercial commitments on outstanding letters of credit, guarantees and other arrangements, as follows:

		Expiration of Commitments
		by Fiscal Year

					After
	Total	2007	2008	2009	2009

	(In millions)
Standby letters of credit used for:
Bids	$0.8	$0.7	$0.1	$—	$—
Down payments	9.0	9.0	—	—	—
Performance	32.2	24.6	4.8	2.7	0.1
Warranty	11.5	11.5	—	—	—

	53.5	45.8	4.9	2.7	0.1
Surety bonds used for:
Bids	5.0	5.0	—	—	—
Performance	22.5	8.1	14.3	0.1	—

	27.5	13.1	14.3	0.1	—
Guarantees	0.4	0.4	—	—	—

Total commitments	$81.4	$59.3	$19.2	$2.8	$0.1

Financial Risk Management
      In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.
      Foreign Exchange and Currency: We use foreign exchange contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers, and intercompany loans. We believe the use of foreign currency financial instruments should reduce the risks that arise from doing business in international markets. At June 30, 2006, we had open foreign exchange contracts with a notional amount of $45.7 million, of which $15.7 million were classified as cash flow hedges and $30.0 million were classified as fair value hedges. This compares to total foreign exchange contracts with a notional amount of $73.3 million at July 1, 2005, of which $48.6 million were classified as cash flow hedges and $24.7 million were classified as fair value hedges. At June 30, 2006, contract expiration dates ranged from less than one month to 20 months with a weighted average contract life of 3 months.
      More specifically, the foreign exchange contracts classified as cash flow hedges are primarily being used to hedge currency exposures from cash flows anticipated in our RF Communications segment related to three programs in the U.K. and one in Romania and payments to a vendor in the U.K. that is supporting one of our government contracts in our Government Communications Systems segment. We have hedged the forecasted cash flows related to payments made to our U.S. operations to maintain our anticipated profit margins. We also have hedged U.S. dollar payments to suppliers to maintain our anticipated profit margins in our U.K. operations. As of June 30, 2006, we estimated that a pre-tax loss of $0.2 million would be reclassified into net income from comprehensive income within the next 20 months related to these cash flow hedges.
      The net gain included in our net income in fiscal 2006, 2005 and 2004 representing the amount of fair value and cash flow hedges’ ineffectiveness was not material. No amounts were recognized in our net income in fiscal 2006, 2005 and 2004 related to the component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. In addition, no amounts were recognized in our net income in fiscal 2006, 2005 and 2004 related to hedged firm commitments that no longer qualify as fair value hedges. All of these derivatives were recorded at their fair value on the balance sheet in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”).
      Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for our foreign currency derivatives held at June 30, 2006 would have an impact of approximately $3.2 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.
      Interest Rates: We utilize a balanced mix of debt maturities along with both fixed-rate and variable-rate debt and available lines of credit to manage our exposure to changes in interest rates. We do not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2007, although there can be no assurances that interest rates will not change significantly.
Impact of Foreign Exchange
      Approximately 44 percent of our international business was transacted in local currency environments in fiscal 2006, compared to 42 percent in fiscal 2005. The impact of translating the assets and liabilities of these operations to U.S. dollars is included as a component of shareholders’ equity. At June 30, 2006, the cumulative translation adjustment increased shareholders’ equity by $11.8 million compared to a reduction of $3.3 million at July 1, 2005. We utilize foreign currency hedging instruments to minimize the currency risk of international transactions. Gains and losses resulting from currency rate fluctuations did not have a material effect on our results in fiscal 2006, 2005 or 2004.
Impact of Inflation
      To the extent feasible, we have consistently followed the practice of adjusting our prices to reflect the impact of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
      The following is not intended to be a comprehensive list of all of our accounting policies or estimates. Our significant accounting policies are more fully described in Note 1: Significant Accounting Policies in the Notes. In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies and estimates as disclosed in the Notes. We consider the estimates discussed below as critical to an understanding of our financial statements because their application places the most significant demands on our judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain. Specific risks for these critical accounting estimates are described in the following paragraphs. The impact and any associated risks related to these estimates on our business operations are discussed throughout this MD&A where such estimates affect our reported and expected financial results. Senior management has discussed the development and selection of the critical accounting policies and estimates and the related disclosure included herein with the Audit Committee of our Board of Directors. Preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.
      Besides estimates that meet the “critical” accounting estimate criteria, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenue and expenses as well as disclosures of contingent assets and liabilities. Estimates are based on experience and other information available prior to the issuance of the financial statements. Materially different results can occur as circumstances change and additional information becomes known, including for estimates that we do not deem “critical.”
Revenue Recognition on Development and Production Contracts and Contract Estimates
      A significant portion of our business is derived from development and production contracts, which are accounted for under the provisions of the American Institute of Certified Public Accountants’ (“AICPA”) audit and accounting guide, “Audits of Federal Government Contractors,” and the AICPA’s Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), and cost-reimbursable contracts with the U.S. Government also are specifically accounted for in accordance with Accounting Research Bulletin No. 43, Chapter 11, Section A, “Government Contracts, Cost-Plus-Fixed Fee Contracts” (“ARB 43”).
      Revenue related to development and production contracts is recorded using the percentage-of-completion method generally measured by the costs incurred on each contract to-date against estimated total contract costs at completion (“cost-to-cost”) with consideration given for risk of performance and estimated profit. The percentage-of-completion method of revenue recognition is primarily used in our Government Communications Systems and RF Communications segments. Revenue is recorded on certain development and production contracts within our RF Communications segment using the units-of-delivery method rather than the cost-to-cost method. Under the units-of-delivery method, sales and profits are recorded based on the ratio of actual units delivered to estimated total units to be delivered under the contract. Amounts representing contract change orders, claims or other items that may change the scope of a contract are included in revenue only when they can be reliably estimated and realization is probable. Incentives or penalties and award fees applicable to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions, which increase earnings based solely on a single significant event, generally are not recognized until the event occurs. Contracts generally are not segmented. If contracts are segmented, they meet the segmenting criteria stated in SOP 81-1.
      Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance. Recognition of profit on development and production fixed-price contracts requires estimates of: the contract value or total contract revenue, the total cost at completion, and the measurement of progress toward completion. The estimated profit or loss on a contract is equal to the difference between the estimated contract value and the estimated total cost at completion. Due to the long-term nature of many of our programs, developing the estimated total cost at completion often requires significant judgment. Factors that must be considered in estimating the work to be completed include labor productivity and availability of labor, the nature and complexity of the work to be performed, availability and cost of materials, subcontractor performance, the impact of delayed performance, availability and timing of funding from the customer and the recoverability of claims outside the original contract included in any estimate to complete. We review cost performance and estimates to complete on our ongoing contracts at least quarterly and, in many cases, more frequently. If a change in estimated cost to complete a contract is determined to have an impact on contract earnings, we will record a positive or negative adjustment to estimated earnings when identified. Revenue and profits on a cost-reimbursable contract are recognized when allowable costs are incurred in an amount equal to the allowable costs plus the profit on those costs. These profits may be at a fixed or variable percentage of allowable costs, depending on the contract fee arrangement. Thus, cost-reimbursable contracts generally are not subject to the same estimation risks that affect fixed-price contracts. We have not made any material changes in the methodologies used to recognize revenue on development and production contracts or to estimate our costs related to development and production contracts in the past three fiscal years.
      As of June 30, 2006, the amount of unbilled costs and accrued earnings on fixed-price contracts classified as Inventory on our Consolidated Balance Sheet was $137.3 million compared to $87.2 million as of July 1, 2005. These amounts include gross costs and accrued income, which is netted against billings and progress payments. A significant change in an estimate on one or more programs could have a material effect on our statement of financial position and results of operations. For example, a one percent variance in our estimate of accrued income booked as of June 30, 2006 on all open fixed-price contracts would impact our pre-tax income and our revenue from product sales and services by $6.7 million.

Provisions for Excess and Obsolete Inventory Losses
      We value our inventory at the lower of cost or market. We balance the need to maintain prudent inventory levels to ensure competitive delivery performance with the risk of excess or obsolete inventory due to changing technology and customer requirements. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand, anticipated end of product life and production requirements. The review of excess and obsolete inventory primarily relates to all of our business segments. Several factors may influence the sale and use of our inventories, including our decisions to exit a product line, technological change and new product development. These factors could result in a change in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if we determine that our inventory is overvalued, we would be required to recognize such costs in “Cost of product sales” in our Consolidated Statement of Income at the time of such determination. Likewise, if we determine our inventory is undervalued, we may have overstated “Cost of product sales” in previous periods and would be required to recognize such additional income. We have not made any material changes in the reserve methodology used to establish our inventory loss reserves during the past three fiscal years.
      As of June 30, 2006, our reserve for excess and obsolete inventory was $69.7 million, or 12.9 percent of our gross inventory balance, which compares to our reserve of $68.2 million, or 16.4 percent of our gross inventory balance as of July 1, 2005. We recorded $81.3 million, $4.0 million and $5.0 million in inventory write-downs that either reduced our reserve for excess and obsolete inventory or our pre-tax income during fiscal 2006, 2005 and 2004, respectively. In fiscal 2006, we had significant write-downs in inventory due to the discontinuance of legacy products in our Microwave Communications segment and the relocation of European manufacturing activities in our Broadcast Communications segment. Although we make every reasonable effort to ensure the accuracy of our forecasts of future product demand, including the impact of planned future product launches, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.
Valuation of Selected Investments
      Selected investments are accounted for using the cost method of accounting and are evaluated for impairment if cost exceeds fair value. For those investments that are illiquid and privately held securities that do not have readily determinable fair values, the determination of fair value requires management to obtain independent appraisals, or to estimate the value of the securities without an independent appraisal based upon available information such as projected cash flows, comparable market prices of similar companies, recent acquisitions of similar companies made in the marketplace and a review of the financial and market conditions of the underlying company. We use judgment in estimating the fair value based on our evaluation of the investee and establishing an appropriate discount rate, terminal value and long-term growth rate to apply in our calculations. In instances where a security is subject to liquidation preferences or transfer restrictions, the value of the security is based primarily on the quoted price of the same security without liquidation preferences or transfer restrictions but may be reduced by an amount estimated to reflect such preferences or restrictions. In addition, even where the value of a selected investment is derived from an independent market price or broker or dealer quote, certain assumptions may be required to determine whether our selected investment is more or less marketable than those investments being quoted. We evaluate our selected investments for “other-than-temporary” impairment. Impairment may exist when the fair value of a selected investment has been, or is expected to be, below the carrying value for an extended period of time. If an “other-than-temporary” impairment is determined to exist, the difference between the value of the selected investment recorded on the financial statements and fair value is recognized as a charge to earnings in the period in which the impairment is determined to be other-than-temporary. We have not made any material changes in the methodology used to determine the valuation of our selected investments during the past three fiscal years.
      As of June 30, 2006, the carrying amount of our selected investments that are included in the “Other assets” caption in our Consolidated Balance Sheet is $33.5 million, which compares to $39.3 million as of July 1, 2005. Independent appraisals were obtained to derive the fair value of these investments and a $5.8 million other-than-temporary impairment was recognized on these investments in fiscal 2006. We make every reasonable effort to ensure the accuracy of our estimate of the value of our selected investments. Any significant unanticipated changes in the underlying assumptions used by independent appraisers or us could have a significant impact on these estimates.

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
      There are many assumptions and estimates underlying the determination of the fair value of a reporting unit. These assumptions include projected cash flows, discount rates, comparable market prices of similar businesses, recent acquisitions of similar businesses made in the marketplace and a review of the financial and market conditions of the underlying business. We completed impairment tests as of March 30, 2006, with no adjustment to the carrying value of goodwill. Goodwill on our Consolidated Balance Sheet as of June 30, 2006 and July 1, 2005 was $951.1 million and $569.9 million, respectively. Although we make every reasonable effort to ensure the accuracy of our estimate of the fair value of our reporting units, future changes in the assumptions used to make these estimates could result in the recording of an impairment loss. A 10 percent decrease in our estimate of our Broadcast Communications segment’s fair value would lead to further tests for impairment as described above. A 10 percent decrease, however, in our estimate of our other three segment’s fair value would not lead to further tests for impairment as described above.
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
      Our Consolidated Balance Sheet as of June 30, 2006 includes a current deferred tax asset of $105.0 million and a non-current deferred tax liability of $28.6 million. This compares to a current deferred tax asset of $96.0 million and a non-current deferred tax liability of $26.7 million as of July 1, 2005. For all jurisdictions for which we have net deferred tax assets, we expect that our existing levels of pre-tax earnings are sufficient to generate the amount of future taxable income needed to realize these tax assets. Our valuation allowance related to deferred income taxes, which is reflected in our Consolidated Balance Sheet, was $70.4 million as of June 30, 2006 and $47.7 million as of July 1, 2005. The increase in valuation allowance from fiscal 2005 to fiscal 2006 is primarily due to inventory write-downs and plant closures in Canada and Europe and the acquisition of Leitch. Although we make every reasonable effort to ensure the accuracy of our deferred tax assets, if we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

Stock Options and Share-Based Compensation
      Effective July 2, 2005, we adopted Statement 123R, which requires the measurement and recognition of compensation expense for all stock-based payments made to our employees, including employee stock option, performance share, performance unit, restricted stock and restricted unit awards based on estimated fair value. We previously applied the provisions of Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and provided the required pro forma disclosures under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”).
      We adopted Statement 123R using the modified prospective transition method beginning in fiscal 2006. Accordingly, during fiscal 2006 we recorded stock-based compensation expense for awards granted prior to but not yet vested as of the beginning of fiscal 2006 as if the fair value method required for pro forma disclosure under Statement 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. For stock-based awards granted after the beginning of fiscal 2006, we recognized compensation expense based on the estimated grant date fair value method required under Statement 123R. The compensation expense for these awards was recognized using a straight-line amortization method. Our net income for fiscal 2006 includes a stock-based compensation expense of $18.6 million, or $.09 per share. As of June 30, 2006, the total unrecorded stock-based compensation balance for unvested shares, net of expected forfeitures, was $27.2 million, which is expected to be amortized over a weighted-average period of 1.7 years.
      While fair value may be readily determinable for awards of stock, market quotes are not available for long-term, nontransferable stock options because these instruments are not traded. We currently use the Black-Scholes-Merton option-pricing model to estimate the fair value of stock options. Option valuation models require the input of highly subjective assumptions, including but not limited to stock price volatility and stock option exercise behavior. We expect to continue to use the Black-Scholes-Merton model for valuing our stock-based compensation expense. However, our estimate of future stock-based compensation expense will be affected by a number of items including our stock price, the number of stock options we may grant in the future, as well as a number of complex and subjective valuation assumptions and the related tax effect. These valuation assumptions include, but are not limited to, the volatility of our stock price, expected life and stock option exercise behaviors. We have not made any material changes in the methodologies used to determine the assumptions we use to estimate the fair value of our stock options during the past three fiscal years.
      A change in any of these assumptions could materially affect the estimated fair value of any given grant and cause our results to be materially different. For example, a one-year increase in the estimated term of our stock options granted during fiscal 2006 would have increased our compensation expense by $0.9 million in fiscal 2006 and a 400 basis-point increase in the assumed volatility rate of our stock options granted during fiscal 2006 would have increased our compensation expense by $0.7 million in fiscal 2006. See Note 15: Stock Options and Share-Based Compensation in the Notes for further information related to stock options and share-based compensation.
Impact of Recently Issued Accounting Pronouncements
      As described in Note 3: Accounting Changes or Recent Pronouncements in the Notes, there are accounting pronouncements that have recently been issued but have not yet been implemented by us. Note 3 describes the potential impact that these pronouncements are expected to have on our financial position, results of operations and cash flows.
FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
      The following are some of the factors we believe could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here also could adversely affect us. See “Item 1A. Risk Factors” above for more information regarding factors that might cause our results to differ materially from those expressed or implied by the forward-looking statements contained in this Annual Report on Form 10-K.

•	We participate in markets that are often subject to uncertain economic conditions, which makes it difficult to estimate growth in our markets and, as a result, future income and expenditures.
•	We depend on the U.S. Government for a significant portion of our revenue, and the loss of this relationship or a shift in U.S. Government funding priorities could have adverse consequences on our future business.

•	We depend significantly on our U.S. Government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited. The termination or failure to fund one or more of these contracts could have an adverse impact on our business.
•	We enter into fixed-price contracts that could subject us to losses in the event of cost overruns.
•	We derive a substantial portion of our revenue from international operations and are subject to the risks of doing business in foreign countries, including fluctuations in foreign currency exchange rates.
•	Our future success will depend on our ability to develop new products that achieve market acceptance.
•	We cannot predict the consequences of future geo-political events, but they may affect adversely the markets in which we operate, our ability to insure against risks, our operations or our profitability.
•	We have made, and may continue to make, strategic acquisitions that involve significant risks and uncertainties.
•	The inability of our subcontractors to perform, or our key suppliers to deliver our components or products, could cause our products to be produced in an untimely or unsatisfactory manner.
•	Third parties have claimed in the past and may claim in the future that we are infringing upon their intellectual property rights, and third parties may infringe upon our intellectual property rights.
•	The outcome of litigation or arbitration in which we are involved is unpredictable and an adverse decision in any such matter could have a material adverse affect on our financial position and results of operations.
•	We are subject to customer credit risk.
•	The fair values of our portfolio of passive investments are subject to significant price volatility or erosion.
•	Developing new technologies entails significant risks and uncertainties.
•	We have significant operations in Florida that could be materially and adversely impacted in the event of a hurricane, and operations in California that could be materially and adversely impacted in the event of an earthquake.
•	Changes in our effective tax rate may have an adverse effect on our results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
      In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks. For a discussion of such policies and procedures and the related risks, see “Financial Risk Management” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is incorporated by reference into this Item 7A.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
      The management of Harris Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance, based on an appropriate cost-benefit analysis, regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of June 30, 2006.
      Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting the internal controls of Leitch Technology Corporation (“Leitch”) acquired by the Company during fiscal 2006, which is included in the 2006 consolidated financial statements of the Company and constituted $543 million and $481 million of total assets and net assets, respectively, as of June 30, 2006. Leitch’s revenue was $154 million for the year ended June 30, 2006. Leitch’s total assets and net assets as of June 30, 2006 were 17 percent and 29 percent of the Company’s total assets and net assets, respectively. Leitch’s revenue for the year ended June 30, 2006 was 4 percent of the Company’s total revenue. Management will include the internal controls of Leitch in its assessment of the effectiveness of the Company’s internal control over financial reporting for fiscal 2007.
      The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on management’s assessment and the effectiveness of the Company’s internal control over financial reporting. This report appears on page 55.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Harris Corporation
      We have audited the accompanying consolidated balance sheets of Harris Corporation and subsidiaries as of June 30, 2006 and July 1, 2005, and the related consolidated statements of income, cash flows, and comprehensive income and shareholders’ equity, for each of the three years in the period ended June 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(1). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harris Corporation and subsidiaries at June 30, 2006 and July 1, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Harris Corporation’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 25, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of Harris Corporation’s internal control over financial reporting and an unqualified opinion on the effectiveness of Harris Corporation’s internal control over financial reporting.
/s/     Ernst & Young LLP
Certified Public Accountants
Jacksonville, Florida
August 25, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Harris Corporation
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Harris Corporation maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Harris Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of Leitch Technology Corporation (“Leitch”), which is included in the 2006 consolidated financial statements of Harris Corporation and constituted $543 million and $481 million of total assets and net assets, respectively, as of June 30, 2006. Leitch’s revenue was $154 million for the year ended June 30, 2006. Our audit of internal control over financial reporting of Harris Corporation also did not include an evaluation of the internal control over financial reporting of Leitch.
      In our opinion, management’s assessment that Harris Corporation maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Harris Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harris Corporation and subsidiaries as of June 30, 2006 and July 1, 2005, and the related consolidated statements of income, cash flows, and comprehensive income and shareholders’ equity, for each of the three years in the period ended June 30, 2006 and our report dated August 25, 2006, expressed an unqualified opinion thereon.
/s/     Ernst & Young LLP
Certified Public Accountants
Jacksonville, Florida
August 25, 2006

CONSOLIDATED STATEMENT OF INCOME

	Fiscal Years Ended

	2006	2005	2004

	(In millions, except per share amounts)
Revenue from product sales and services
Revenue from product sales	$2,681.6	$2,366.3	$2,127.6
Revenue from services	793.2	634.3	391.0

	3,474.8	3,000.6	2,518.6
Cost of product sales and services
Cost of product sales	(1,744.5)	(1,669.2)	(1,548.5)
Cost of services	(628.2)	(507.6)	(339.8)

	(2,372.7)	(2,176.8)	(1,888.3)

Engineering, selling and administrative expenses	(695.4)	(502.6)	(421.0)
Non-operating income (loss)	(1.2)	(6.3)	(11.0)
Interest income	11.8	7.5	6.2
Interest expense	(36.5)	(24.0)	(24.5)

Income from continuing operations before income taxes	380.8	298.4	180.0
Income taxes	(142.9)	(96.2)	(54.3)

Income from continuing operations	237.9	202.2	125.7
Discontinued operations net of income taxes	—	—	7.1

Net income	$237.9	$202.2	$132.8

Net income per common share
Basic
Continuing operations	$1.79	$1.52	$.95
Discontinued operations	—	—	.05

	$1.79	$1.52	$1.00

Diluted
Continuing operations	$1.71	$1.46	$.92
Discontinued operations	—	—	.05

	$1.71	$1.46	$.97

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

	June 30,	July 1,
	2006	2005

	(In millions)
Assets
Current Assets
Cash and cash equivalents	$181.3	$377.6
Short-term investments	112.6	—
Receivables	560.6	494.0
Inventories	468.9	347.8
Deferred income taxes	105.0	96.0

Total current assets	1,428.4	1,315.4
Other Assets
Property, plant and equipment	365.3	307.8
Goodwill	951.1	569.9
Identifiable intangible assets	193.4	99.1
Non-current notes receivable	4.3	13.6
Other assets	199.8	151.6

	1,713.9	1,142.0

	$3,142.3	$2,457.4

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$0.2	$4.2
Accounts payable	235.6	163.7
Compensation and benefits	198.4	164.1
Other accrued items	148.5	114.1
Advance payments and unearned income	129.9	139.0
Income taxes payable	38.1	5.1
Current portion of long-term debt	1.4	—

Total current liabilities	752.1	590.2
Other Liabilities
Non-current deferred income taxes	28.6	26.7
Long-term debt	699.5	401.4
Shareholders’ Equity
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 250,000,000 shares authorized; issued and outstanding 132,842,734 shares at June 30, 2006 and 132,940,080 shares at July 1, 2005	132.8	132.9
Other capital	264.8	219.1
Retained earnings	1,252.8	1,093.7
Unearned compensation	—	(3.3)
Accumulated other comprehensive income (loss)	11.7	(3.3)

Total shareholders’ equity	1,662.1	1,439.1

	$3,142.3	$2,457.4

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Years Ended

	2006	2005	2004

	(In millions)
Operating Activities
Net income	$237.9	$202.2	$132.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	98.4	82.6	60.1
Non-current deferred income tax	(1.8)	16.5	23.2
(Gain) loss on the sale of securities available-for-sale	—	3.7	(2.3)
Gain on the sale of the tools and test systems product line	—	—	(18.9)
(Increase) decrease in:
Accounts and notes receivable	(34.9)	2.7	(27.4)
Inventories	(81.0)	(17.0)	46.7
Increase (decrease) in:
Accounts payable and accrued expenses	85.5	(3.5)	46.8
Advance payments and unearned income	(9.9)	(11.2)	22.6
Income taxes	47.1	28.1	(25.7)
Other	(7.1)	34.7	31.3

Net cash provided by operating activities	334.2	338.8	289.2

Investing Activities
Cash paid for acquired businesses	(509.6)	(427.3)	—
Additions of property, plant and equipment	(101.8)	(75.0)	(66.4)
Additions of capitalized software	(44.6)	(23.8)	(10.7)
Cash paid for selected investments	—	—	(2.8)
Cash paid for short-term investments available-for-sale	(335.8)	(30.0)	(334.2)
Proceeds from the sale of short-term investments available-for-sale	223.2	226.0	264.3
Proceeds from the sale of securities available-for-sale	—	13.4	7.9
Proceeds from the sale of the tools and test systems product line	—	—	44.7

Net cash used in investing activities	(768.6)	(316.7)	(97.2)

Financing Activities
Proceeds from borrowings	345.3	126.5	6.6
Repayment of borrowings	(55.1)	(134.9)	(30.2)
Proceeds from exercise of employee stock options	33.8	19.8	28.8
Repurchases of common stock	(44.9)	(56.4)	(56.5)
Cash dividends	(42.7)	(31.9)	(26.6)

Net cash provided by (used in) financing activities	236.4	(76.9)	(77.9)

Effect of exchange rate changes on cash and cash equivalents	1.7	0.9	0.9

Net increase (decrease) in cash and cash equivalents	(196.3)	(53.9)	115.0
Cash and cash equivalents, beginning of year	377.6	431.5	316.5

Cash and cash equivalents, end of year	$181.3	$377.6	$431.5

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME AND SHAREHOLDERS’ EQUITY

					Accumulated Other Comprehensive
					Income (Loss)

					Net Unrealized Gain (Loss) from

	Common	Other	Retained	Unearned	Marketable	Hedging	Currency
	Stock	Capital	Earnings	Comp.	Securities	Derivatives	Translation	Total

	(In millions, except per share amounts)
Balance at June 27, 2003	$132.8	$163.3	$905.3	$(5.2)	$0.1	$(0.1)	$(13.0)	$1,183.2
Net income	—	—	132.8	—	—	—	—	132.8
Foreign currency translation	—	—	—	—	—	—	6.9	6.9
Net unrealized loss on hedging derivatives net of income taxes of $(1.2)	—	—	—	—	—	(1.9)	—	(1.9)
Net unrealized loss on securities net of income taxes of $(0.5)	—	—	—	—	(0.8)	—	—	(0.8)

Comprehensive income								137.0
Shares issued under stock incentive plans (2,375,344 shares)	2.4	34.6	—	—	—	—	—	37.0
Shares granted under stock incentive plans (250,334 shares)	0.2	4.2	—	(4.4)	—	—	—	—
Compensation expense	—	—	—	5.6	—	—	—	5.6
Termination and award of shares granted under stock incentive plans (110,330 shares)	(0.1)	(1.5)	—	0.7	—	—	—	(0.9)
Repurchases and retirement of common stock (2,608,800 shares)	(2.6)	(10.0)	(43.9)	—	—	—	—	(56.5)
Cash dividends ($0.20 per share)	—	—	(26.6)	—	—	—	—	(26.6)

Balance at July 2, 2004	132.7	190.6	967.6	(3.3)	(0.7)	(2.0)	(6.1)	1,278.8
Net income	—	—	202.2	—	—	—	—	202.2
Foreign currency translation	—	—	—	—	—	—	2.8	2.8
Net unrealized gain on hedging derivatives net of income taxes of $(0.8)	—	—	—	—	—	1.5	—	1.5
Net unrealized gain on securities net of income taxes of $(0.7)	—	—	—	—	1.2	—	—	1.2

Comprehensive income								207.7
Shares issued under stock incentive plans (1,872,704)	1.9	31.5	—	—	—	—	—	33.4
Shares granted under stock incentive plans (352,112)	0.3	8.7	—	(9.0)	—	—	—	—
Compensation expense	—	—	—	9.0	—	—	—	9.0
Termination and award of shares granted under stock incentive plans (99,352)	(0.1)	(1.4)	—	—	—	—	—	(1.5)
Repurchases and retirement of common stock (1,874,000)	(1.9)	(10.3)	(44.2)	—	—	—	—	(56.4)
Cash dividends ($0.24 per share)	—	—	(31.9)	—	—	—	—	(31.9)

Balance at July 1, 2005	132.9	219.1	1,093.7	(3.3)	0.5	(0.5)	(3.3)	1,439.1
Net income	—	—	237.9	—	—	—	—	237.9
Foreign currency translation	—	—	—	—	—	—	15.1	15.1
Net unrealized gain on hedging derivatives net of income taxes of $(0.3)	—	—	—	—	—	0.4	—	0.4
Net unrealized loss on securities net of income taxes of $(0.3)	—	—	—	—	(0.5)	—	—	(0.5)

Comprehensive income								252.9
Shares issued under stock incentive plans (1,583,188)	1.6	36.2	—	—	—	—	—	37.8
Compensation expense	—	18.6	—	—	—	—	—	18.6
Statement 123R transition impact on performance shares (765,222)	(0.7)	(2.6)	—	3.3	—	—	—	—
Debt converted to shares of common stock (20,350)	—	0.5	—	—	—	—	—	0.5
Award of shares granted under stock incentive plans (114,338)	0.1	0.7	—	—	—	—	—	0.8
Repurchases and retirement of common stock (1,050,000)	(1.1)	(7.7)	(36.1)	—	—	—	—	(44.9)
Cash dividends ($0.32 per share)	—	—	(42.7)	—	—	—	—	(42.7)

Balance at June 30, 2006	$132.8	$264.8	$1,252.8	$—	$—	$(0.1)	$11.8	$1,662.1

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	SIGNIFICANT ACCOUNTING POLICIES
      Principles of Consolidation — The consolidated financial statements include the accounts of Harris Corporation and its subsidiaries. As used in these Notes to Consolidated Financial Statements, the terms “Harris,” “we,” “our” and “us” refer to Harris Corporation and its consolidated subsidiaries. Significant intercompany transactions and accounts have been eliminated.
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
      Fiscal Year — Our fiscal year ends on the Friday nearest June 30. Fiscal 2006 includes 52 weeks, fiscal 2005 includes 52 weeks, and fiscal 2004 includes 53 weeks.
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
      Cash and Cash Equivalents — Cash equivalents are temporary cash investments with a maturity of three or fewer months when purchased. These investments include accrued interest and are carried at the lower of cost or market.
      Short-term Investments — Investments with original maturities greater than three months are accounted for in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and are classified accordingly at the time of purchase. At June 30, 2006, our investment in short-term investments consisted primarily of investment grade auction rate preferred stock with no maturity and investment grade auction rate municipal notes and bonds with maturities that could range from 16 years to 28 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 29 to 49 days, there is a new auction process at which the interest rates for these Auction Rate Securities (“ARS”) are reset to current interest rates. At the end of such period, we choose to roll-over our holdings or redeem the investments for cash. A “market maker” facilitates the redemption of the ARS and the underlying issuers are not required to redeem the investment within 90 days. All of these short-term investments were classified as available-for-sale and reported at fair value. Due to the frequent nature of the reset feature, the investment’s market price approximates its fair value; therefore, there are no realized or unrealized gains or losses associated with these investments. See the caption “Reclassifications” in this Note 1: Significant Accounting Policies for additional information.
      Selected Investments — Selected investments are investments in securities that do not have readily determinable fair values. Selected investments are accounted for using the cost method of accounting and are evaluated for impairment if cost exceeds fair value. The determination of fair value requires management to obtain independent appraisals, or to estimate the value of the securities without an independent appraisal based upon available information such as projected cash flows, comparable market prices of similar companies, recent acquisitions of similar companies made in the marketplace and a review of the financial and market conditions of the underlying company. “Non-operating income (loss)” in our Consolidated Statement of Income included impairment write-downs of $1.8 million related to our investment in AuthenTec, Inc. and $4.0 million related to our investment in Terion, Inc. in fiscal 2006; and $3.8 million related to our investment in AuthenTec, Inc., $2.9 million related to our investment in Terion, Inc. and $1.0 million related to our interest in Teltronics, Inc. in fiscal 2005. These write-downs were the result of less than expected operating results and downward revisions of forecasted future results. $33.5 million of selected investments at June 30, 2006 and $39.3 million at July 1, 2005 are included in the “Other assets” caption on our Consolidated Balance Sheet. We obtained independent

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
appraisals for these selected investments to determine their fair value during fiscal 2006. See Note 9: Selected Investments for additional information.
      Fair Value of Financial Instruments — The carrying amounts reflected in our Consolidated Balance Sheet for cash and cash equivalents, short-term investments, cost method investments, non-current receivables, notes receivable and short-term and long-term debt approximate their fair values, except for our 3.5% Convertible Debentures due 2022, which have a fair value in excess of their carrying value. Fair values are based primarily on quoted market prices for those or similar instruments or independent appraisals. A discussion of fair values for our derivative financial instruments is included under the caption “Financial Instruments and Risk Management” in this Note 1: Significant Accounting Policies.
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
      Inventories — Inventories are valued at the lower of cost (determined by average and first-in, first-out methods) or market. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. See Note 6: Inventories for additional information regarding inventories.
      Property, Plant and Equipment — Property, plant and equipment are carried on the basis of cost. Depreciation of buildings, machinery and equipment is computed by the straight-line and accelerated methods. The estimated useful lives of buildings generally range between 3 and 50 years. The estimated useful lives of machinery and equipment generally range between 3 and 10 years. See Note 7: Property, Plant and Equipment for additional information regarding property, plant and equipment.
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
      Goodwill — Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with Statement 142, indefinite-life identifiable intangible assets and goodwill are not amortized. Under the provisions of Statement 142, we are required to perform an annual (or under certain circumstances more frequent) impairment test of our goodwill. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as our business segments, with its net book value or carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. See Note 8: Goodwill and Other Intangible Assets for additional information regarding goodwill.
      Impairment of Long-Lived Assets and Identifiable Intangible Assets — We assess the recoverability of the carrying value of our long-lived assets and identifiable intangible assets with finite useful lives whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. We evaluate the recoverability of such assets based upon the expectations of undiscounted cash flows from such assets. If the sum of the expected future undiscounted cash flows were less than the carrying amount of the asset, a loss

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
would be recognized for the difference between the fair value and the carrying amount. Identifiable intangible assets are amortized on a straight-line basis over their useful lives. See Note 7: Property, Plant and Equipment and Note 8: Goodwill and Other Intangible Assets for additional information regarding long-lived assets and identifiable intangible assets.
      Other Accrued Items and Other Assets — No accrued liabilities or expenses within the caption “Other accrued items” on our Consolidated Balance Sheet exceed 5 percent of our total current liabilities as of June 30, 2006 or as of July 1, 2005. No current assets other than those already disclosed on the Consolidated Balance Sheet exceed 5 percent of our total current assets as of June 30, 2006 or as of July 1, 2005. No assets within the caption “Other assets” on the Consolidated Balance Sheet exceed 5 percent of total assets as of June 30, 2006 or as of July 1, 2005.
      Warranties — On development and production contract sales in our Government Communications Systems and RF Communications segments, the value or price of our warranty is generally included in the contract and funded by the customer. A provision for warranties is built into the estimated program costs when determining the profit rate to accrue when applying the cost-to-cost percentage of completion revenue recognition method. Warranty costs, if incurred, are charged to the specific program’s cost and both revenue and cost are recognized at that time. Factors that affect the estimated program cost for warranty include terms of the contract, number of installed units, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim.
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

Segment	Warranty Periods

RF Communications	One to twelve years
Microwave Communications	Two to three years
Broadcast Communications	One to five years
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
      Automation software products sold by our Broadcast Communications segment and network management software products sold by our Microwave Communications segment generally carry a 30- to 90-day warranty from the date of customer acceptance. Our liability under these warranties is either to provide a corrected copy of any portion of the software found not to be in substantial compliance with the agreed upon specifications, or to provide a full refund.
      Software license agreements in our Broadcast Communications and Microwave Communications segments generally include provisions for indemnifying customers against certain specified liabilities should our software products infringe a third party’s intellectual property rights. To date, we have not incurred any material costs as a result of such indemnification and have not accrued any liabilities related to such obligations in our consolidated financial statements. See Note 10: Accrued Warranties for additional information regarding warranties.
      Foreign Currency Translation — The functional currency for most international subsidiaries is the local currency. Assets and liabilities are translated at current rates of exchange and income and expense items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are recorded as a separate component of shareholders’ equity.
      Unearned Compensation — Prior to the July 2, 2005 start of our fiscal year 2006, we accounted for the share-based compensation granted under our stock incentive plans under the recognition and measurement provisions of APB 25. In accordance with APB 25 compensation resulting from performance shares granted under our stock incentive plan was amortized to expense over the performance period and adjusted for changes in the market value of our common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock Options and Share-Based Compensation — Prior to the July 2, 2005 start of our fiscal year 2006, we accounted for the share-based compensation granted under our stock incentive plans under the recognition and measurement provisions of APB 25. In accordance with APB 25 we used the intrinsic-value method of accounting for stock option awards to employees and accordingly did not recognize compensation expense for our stock option awards to employees in our Consolidated Statement of Income, as all option exercise prices were 100 percent of fair market value on the date the options were granted. Effective July 2, 2005, we implemented Statement 123R for all share-based compensation that was not vested as of the end of our fiscal year 2005. In accordance with Statement 123R, we measure compensation cost for all share-based payments (including employee stock options) at fair value and recognize cost over the vesting period. It is our policy to issue shares when options are exercised. We also repurchase shares of our common stock to offset the dilutive effect of shares issued under our stock incentive plans. See Note 3: Accounting Changes or Recent Pronouncements and Note 15: Stock Options and Share-Based Compensation for additional information regarding stock options, performance shares and restricted stock including the impact of implementing Statement 123R on our results of operations and cash flows.
      Revenue Recognition — Our segments have the following revenue recognition policies:
      Government Communications Systems segment: Revenue in our Government Communications Systems segment primarily relates to development and production contracts. Recognition of profit on development and production fixed-price contracts requires estimates of: the total contract value; the total cost at completion; and the measurement of progress towards completion. Revenue and profits on cost-reimbursable contracts are recognized as allowable costs are incurred on the contract, and become billable to the customer, in an amount equal to the allowable costs plus the profit on those costs. Revenue and anticipated profits under development and production contracts are recorded on a percentage-of-completion basis, generally using the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. Contracts are combined when specific aggregation criteria stated in SOP 81-1 are met. Criteria generally include closely interrelated activities performed for a single customer within the same economic environment. Contracts generally are not segmented. If contracts are segmented, they meet the segmenting criteria stated in SOP 81-1. Amounts representing contract change orders, claims or other items are included in sales only when they can be reliably estimated and realization is probable. Incentives or penalties and awards applicable to performance on contracts are considered in estimating sales and profit rates and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions, which increase earnings based solely on a single significant event, are generally not recognized until the event occurs. When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period. Anticipated losses on contracts or programs in progress are charged to earnings when identified.
      This segment also has revenue from product sales other than development and production contracts and revenue from service arrangements, which are recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable, delivery of a product has occurred, and title has transferred or services have been rendered. Further, if an arrangement other than a development and production contract requires the delivery or performance of multiple deliverables or elements under a bundled sale, we determine whether the individual elements represent “separate units of accounting” under the requirements of Emerging Issues Task Force Issue 00-21, “Multiple-Deliverable Revenue Arrangements” (“EITF 00-21”). If the separate elements meet the requirements listed in EITF 00-21, we recognize the revenue associated with each element separately and contract revenue is allocated among elements based on relative fair value. If the elements within a bundled sale are not considered separate units of accounting, the delivery of an individual element is considered not to have occurred if there are undelivered elements that are essential to the functionality. Unearned income on service contracts is amortized by the straight-line method over the term of the contracts. Also, if contractual obligations related to customer acceptance exist, revenue is not recognized for a product or service unless these obligations are satisfied.
      RF Communications segment: Revenue in our RF Communications segment primarily relates to product and services sales. Revenue recognition from development and production contracts and other than development and production contracts sales follows the same policies as stated under our Government Communications Systems segment’s revenue recognition policy above except that our RF Communications segment sometimes uses the units-of-delivery method of accounting rather than the cost-to-cost method of accounting for production contracts that call for the delivery of larger quantities of products. Under the units-of-delivery method, sales and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
profits are recorded based on the ratio of actual units delivered to estimated total units to be delivered under the contract.
      Microwave Communications segment: Revenue in our Microwave Communications segment primarily relates to product and services sales. Revenue recognition from development and production contracts and other than development and production contracts sales follows the same policies as stated under our Government Communications Systems segment’s revenue recognition policy above.
      Broadcast Communications segment: Revenue in our Broadcast Communications segment primarily relates to product and services sales and software licenses. Revenue recognition from development and production contracts and other than development and production contracts sales follows the same policies as stated under our Government Communications Systems segment’s revenue recognition policy above. This segment derives a portion of its revenue from the licensing of software with multi-year maintenance arrangements. The amount of revenue allocated to undelivered elements under these bundled software licenses is based on the vendor-specific objective evidence of fair value for those elements using the residual method. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is recorded as unearned, and the difference between the total arrangement fee and the amount recorded as unearned for the undelivered elements is recognized as revenue related to delivered elements. Unearned revenue due to undelivered elements is recognized ratably on a straight-line basis over the maintenance agreement.
      Other: Royalty income is included as a component of “Non-operating income (loss)” on the Consolidated Statement of Income and is recognized on the basis of terms specified in contractual agreements. Shipping and handling fees billed to customers are classified on the Consolidated Statement of Income as “Revenue from product sales” and the associated costs are classified in “Cost of product sales.” Also, we record taxes collected from customers and remitted to governmental authorities on a net basis in that they are excluded from revenues.
      Retirement Benefits — As of June 30, 2006, we provide retirement benefits to substantially all domestic employees primarily through a defined contribution retirement plan having profit sharing, matching and savings elements. Contributions by us to the retirement plan are based on profits and employees’ savings with no other funding requirements. We may make additional contributions to the plan at our discretion. Retirement benefits also include an unfunded limited healthcare plan for U.S.-based retirees and employees on long-term disability. We accrue the estimated cost of these medical benefits, which are not material, during an employee’s active service life.
      Retirement plan expense amounted to $103.9 million in fiscal 2006, $87.0 million in fiscal 2005 and $71.8 million in fiscal 2004.
      Environmental Expenditures — We capitalize environmental expenditures that increase the life or efficiency of property or that reduce or prevent environmental contamination. We accrue environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable.
      We are named as a potentially responsible party at 16 sites where future liabilities could exist. These sites include two sites owned by us, seven sites associated with our former graphics or semiconductor locations and seven treatment or disposal sites not owned by us that contain hazardous substances allegedly attributable to us from past operations. Based on an assessment of relevant factors, we have estimated that our discounted liability under the Superfund Act and other environmental statutes and regulations for identified sites, using a 7.5 percent discount rate, is approximately $4.3 million. This liability is accrued in the June 30, 2006 Consolidated Balance Sheet. The expected aggregate undiscounted amount that will be incurred over the next 15 to 20 years (depending on the number of years for each site) is approximately $6.6 million. The expected payments for the next five years are: fiscal 2007 — $0.6 million; fiscal 2008 — $1.0 million; fiscal 2009 — $0.6 million; fiscal 2010 — $0.7 million; fiscal 2011 — $0.4 million; and the aggregate amount thereafter is approximately $3.3 million. The relevant factors we considered in estimating our potential liabilities under the Superfund Act and other environmental statutes and regulations include cost-sharing agreements with other parties and the potential indemnification from successor and predecessor owners of these sites. We do not believe that uncertainties with respect to these relevant factors would materially affect our potential liability under the Superfund Act and other environmental statutes and regulations.
      Financial Guarantees and Commercial Commitments — Guarantees are contingent commitments issued to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper issuances, bond financings and similar transactions. The terms of the guarantees are equal to the remaining term

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the related debt, which are limited to one year or less. The maximum potential amount of future payments we could be required to make under our guarantees at June 30, 2006 is $0.4 million. At June 30, 2006, there are no guarantees accrued for in our Consolidated Balance Sheet. We also hold insurance policies with third parties to mitigate the risk of loss on a portion of these guarantees. We have entered into commercial commitments in the normal course of business including surety bonds, standby letter of credit agreements and other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers and to obtain insurance policies with our insurance carriers. At June 30, 2006, we had commercial commitments of $81.4 million.
      Financial Instruments and Risk Management — Statement 133 requires us to recognize all derivatives on the Consolidated Balance Sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.
      As part of our risk management program we use a combination of foreign currency options and foreign currency forward contracts to hedge against risks associated with anticipated cash flows that are probable of occurring in the future and cash flows that are fixed or firmly committed. These derivatives have only nominal intrinsic value at the time of purchase and have a high degree of correlation to the anticipated cash flows they are designated to hedge. Hedge effectiveness is determined by the correlation of the anticipated cash flows and the maturity dates of the derivatives used to hedge these cash flows. We do not hold or issue derivative financial instruments for trading purposes.
      We account for our instruments used to hedge against the currency risk and market fluctuation risk associated with anticipated or forecasted cash flows that are probable of occurring in the future as cash flow hedges. In accordance with Statement 133, such financial instruments are marked-to-market using forward prices and fair value quotes with the offset to other comprehensive income, net of hedge ineffectiveness. The foreign currency options and forward contracts are subsequently recognized as a component of “Cost of product sales” on the Consolidated Statement of Income when the underlying net cash flows are realized. Unrealized losses are recorded in “Other accrued items” on the Consolidated Balance Sheet with the offset to other comprehensive income, net of hedge ineffectiveness. Unrealized gains are recorded as “Other assets” on the Consolidated Balance Sheet with the offset to other comprehensive income, net of hedge ineffectiveness.
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
      Reclassifications — Certain prior-year amounts have been reclassified on the consolidated financial statements to conform with current-year classifications. These reclassifications include: moving additions of capitalized software from cash flows from operating activities to cash flows from investing activities on our Consolidated Statement of Cash Flows, including unbilled costs and accrued earnings on fixed-price contracts within inventories on our Consolidated Balance Sheet and changing the classification of the reduction of income tax paid as a result of the deduction related to employees’ exercise of stock options from financing activities to operating activities in our Consolidated Statement of Cash Flows.
      Investments in investment grade ARS are classified as short-term investments. ARS generally have long-term stated maturities, or no maturities in the case of auction rate preferred stock. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 29 to 49 days, there is a new auction process at which the interest rates for these ARS are reset to current interest rates. At the end of such period, we choose to roll-over our holdings or redeem the investments for cash. A “market maker” facilitates the redemption of the ARS and the underlying issuers are not required to redeem

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the investment within 90 days. Previously, such investments had been classified as cash and cash equivalents due to their liquidity and pricing reset feature. We have revised the classification to present these securities as short-term investments in the Consolidated Balance Sheet. We did not hold any ARS as of July 1, 2005. We also revised the Consolidated Statement of Cash Flows for fiscal 2004 and 2005 to reflect the purchase and sales of ARS as investing activities rather than a component of cash and cash equivalents, which is consistent with the presentation for fiscal 2006. In the previously reported Consolidated Statement of Cash Flows for fiscal 2004 and fiscal 2005 net cash used in investing activities related to these short-term investments of $69.9 million and net cash provided by investing activities related to these short-term investments of $196.0 million, respectively, was included in cash and cash equivalents.

NOTE 2:	DISCONTINUED OPERATIONS
      On May 28, 2004, we completed the sale of our tools and test systems (“TTS”) product line, which was included in our former Network Support segment, for approximately $43.1 million after giving effect to post-closing adjustments. As a result of this transaction, the TTS product line has been reported as a discontinued operation for all periods presented.
      The assets disposed of consisted primarily of land, buildings, equipment, inventory, receivables, technology and other assets related to the operation of the TTS product line. We recorded an after-tax gain on the sale of our TTS product line of $9.1 million. This gain was net of the disposal of $13.8 million of related goodwill.
      Summarized financial information for our discontinued operations is as follows:

2004

(In millions)
Revenue from product sales and services	$40.3

Loss before income taxes	$(3.5)
Income taxes	1.5

Loss from discontinued operations	$(2.0)

Gain on the disposal of discontinued operations after income taxes of $9.8	9.1

Discontinued operations net of income taxes	$7.1

      The information set forth in the other Notes to the Consolidated Financial Statements relates to continuing operations unless otherwise specified.

NOTE 3:	ACCOUNTING CHANGES OR RECENT PRONOUNCEMENTS
      In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”), with an effective date for the first interim or annual period beginning after June 15, 2004. FSP 106-2 relates to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Prescription Drug Act”), which was signed into law on December 8, 2003. The Medicare Prescription Drug Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare. During the first quarter of fiscal 2005, we adopted the provisions of FSP 106-2. Our retirees who are Medicare-eligible pay retiree premiums equal to the cost of their coverage. We subsidize the healthcare coverage for disabled employees, some of whom are Medicare-eligible. After the acceptance of our disabled employee coverage application, we obtained an actuarial valuation and recorded the impact of the subsidy in our accumulated post-retirement benefit and net periodic post-retirement benefit cost. The federal subsidy for disabled employees who are Medicare-eligible did not have a material impact on our financial position, results of operations or cash flows.
      In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs — an amendment of Accounting Research Bulletin 43, Chapter 4” (“Statement 151”). Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Paragraph 5 of Accounting Research Bulletin (“ARB”) 43, Chapter 4 “Inventory Pricing,” previously stated that “. . . under certain circumstances, items such as idle facility expense, excessive spoilage, double

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
freight, and rehandling costs may be so abnormal as to require treatment as current-period charges.” Statement 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, Statement 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. Statement 151 is effective for fiscal years beginning after June 15, 2005. We implemented the provisions of Statement 151 during the first quarter of fiscal 2006, and it did not have a material impact on our financial position, results of operations or cash flows.
      In December 2004, the FASB issued Statement 123R, which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and to recognize cost over the vesting period. In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC staff position regarding the application of Statement 123R, including interpretive guidance related to the interaction between Statement 123R and certain SEC rules and regulations, and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC announced that companies should implement Statement 123R at the beginning of their next fiscal year beginning after June 15, 2005, or December 15, 2005 for small business issuers. We implemented the provisions of Statement 123R and SAB 107 in the first quarter of fiscal 2006 using the modified-prospective method, and it did not have a material impact on our financial position. See Note 15: Stock Options and Share-Based Compensation for further information and the required disclosures under Statement 123R and SAB 107, including the impact of the implementation on our results of operations and cash flows.
      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“Statement 154”), which replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Statement 154 applies to all voluntary changes in accounting principles and applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Statement 154 requires retroactive application to prior-period financial statements for a change in accounting principle. Previously, a change in accounting principle was recognized by including the change in the net income in the period of the change. Statement 154 is effective for fiscal years ending after December 15, 2005. We implemented the provisions of Statement 154 in the first quarter of fiscal 2006, and it did not have a material impact on our financial position, results of operations or cash flows.
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
      In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1 and FAS 124-1”). FSP FAS 115-1 and FAS 124-1 address the determination as to when an impairment in equity securities (including cost method investments) and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost should be deemed other-than-temporary. FSP FAS 115-1 and FAS 124-1 nullifies certain requirements under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” that required the investor to make an evidence-based judgment as to whether it has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment in determining whether the impairment was other-than-temporary, and the measurement of the impairment loss. The guidance in FSP FAS 115-1 and FAS 124-1 is effective for reporting periods beginning after December 15, 2005. We implemented the provisions of FSP FAS 115-1 and FAS 124-1 in the third quarter of fiscal 2006 and it did not have a material impact on our financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3 provides a simplified alternative method to calculate the beginning pool of excess tax benefits against which excess future deferred tax assets (that result when the compensation cost recognized for an award exceeds the ultimate tax deduction) could be written off under Statement 123R. The guidance in FSP 123R-3 was effective on November 10, 2005. We may make a one-time election to adopt the transition method described in FSP 123R-3 before November 10, 2006. We are currently evaluating the available transition alternatives of FSP 123R-3. We currently have implemented the provisions of Statement 123R following the guidance for calculating the pool of excess tax benefits described in paragraph 81 of Statement 123R and the guidance related to reporting cash flows described in paragraph 68 of Statement 123R. If we elect the alternative method described in FSP 123R-3, the effect of applying the transition method described in FSP 123R-3 must be reported as a change in accounting principle in accordance with Statement 154 and the financial results for periods subsequent to the adoption of Statement 123R must be retroactively restated. We will not be required, however, to justify the preferability of our election, if we elect the transition method described in FSP 123R-3, and we are free to choose either approach to the calculation of the pool of excess tax benefits. We do not believe the adoption of this FSP 123R-3 will have a material impact on our financial position, results of operations or cash flows.
      In February 2006, the FASB issued FSP FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” (“FSP 123R-4”). FSP 123R-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. A cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the conditions in paragraphs 32 and A229 of Statement 123R until it becomes probable that the event will occur. The guidance in FSP 123R-4 was effective on February 3, 2006. We implemented the provisions of FSP 123R-4 during the third quarter of fiscal 2006 and it did not have a material impact on our financial position, results of operations or cash flows.
      In March 2006 the FASB ratified EITF issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“Issue 06-3”). The Task Force reached a conclusion that the presentation of taxes such as sales, use, value added, and excise taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed by the company. In addition, the company should disclose the amounts of those taxes such as sales, use, value added, and excise taxes that are reported on a gross basis in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of Issue 06-3 are effective for interim and annual reporting periods beginning after December 15, 2006. We have disclosed that we record taxes collected from customers and remitted to governmental authorities on a net basis. Our early adoption of Issue 06-3 did not have a material impact on our financial position, results of operations or cash flows.
      In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, which is our fiscal 2008. We are currently evaluating the impact this interpretation will have on our financial statements.

NOTE 4:	BUSINESS COMBINATIONS
      During fiscal 2005 we made the following acquisitions:

•	The Orkand Corporation (“Orkand”), a privately-held provider of technical services and information technology for U.S. Government agencies.
•	Encoda Systems Holdings, Inc. (“Encoda”), a privately-held, global supplier of software solutions and services for the broadcast media industry, with television, radio, cable, satellite and advertising agency customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During fiscal 2006 we made the following acquisitions:

•	Leitch Technology Corporation (“Leitch”), a publicly-held provider of high-performance video systems for the television broadcast industry.
•	Optimal Solutions, Inc. (“OSi”), a privately-held provider of air-time sales, traffic and billing software systems to over 350 call-letter broadcast stations in North America.
•	Aastra Digital Video, a business unit of Aastra Technologies Limited. Aastra Digital Video develops and markets video networking, encoding, decoding, and multiplexing technologies used by television broadcasters, telecommunications providers and satellite networks.
      The following tables provide further detail for each of these acquisitions:

	Fiscal 2006			Fiscal 2005

	Leitch	OSi	Aastra	Orkand	Encoda

	(In millions)
Date of acquisition	10/25/05	4/25/06	5/31/06	7/6/04	11/3/04
Reporting business segment	Broadcast	Broadcast	Broadcast	Government	Broadcast
	Communications	Communications	Communications	Comm. Systems	Communications
Cash consideration paid to former shareholders and option holders	$465.1	$32.8	$34.7	$67.3	$198.9
Debt repaid at closing	—	—	—	—	156.2
Acquisition costs	12.4	0.1	0.1	0.2	6.0
Assumed liabilities	69.9	5.7	1.5	9.1	45.6
Less cash acquired	(34.0)	(1.6)	—	(0.4)	(3.1)

Total purchase price	$513.4	$37.0	$36.3	$76.2	$403.6

Identifiable Intangible Assets:
Customer relationships	$24.9	$3.6	$3.1	$8.3	$9.7
Non-competition agreements	—	—	—	0.9	—
Developed technology	56.5	5.1	5.1	—	42.5
Contract backlog	—	2.0	—	—	31.4
Trade names	6.5	—	0.4	—	7.4

Total identifiable intangible assets	$87.9	$10.7	$8.6	$9.2	$91.0
Amortization period	5 to 10 years	7 to 10 years	5 to 10 years	5 to 10 years	7 to 10 years
In-process research and development	$3.6	$—	$—	$—	$3.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal 2006			Fiscal 2005

	Leitch	OSi	Aastra	Orkand	Encoda

	(In millions)
Balance Sheet as of the acquisition date:
Accounts and notes receivable	$19.3	$0.7	$2.3	$17.1	$16.9
Inventories	34.0	—	4.0	—	1.1
Non-current deferred tax asset	4.5	—	—	1.1	9.3
Identifiable intangible assets and in-process research and development	91.5	10.7	8.6	9.2	94.8
Goodwill	336.2	24.2	20.6	48.8	274.1
Property, plant and equipment	23.4	0.3	0.7	—	3.4
Other assets	4.5	1.1	0.1	—	4.0

Total assets	$513.4	$37.0	$36.3	$76.2	$403.6

Accounts payable and accrued expenses	$81.3	$2.0	$1.4	$9.3	$30.5
Advance payments and unearned income	—	0.6	0.2	—	21.1
Debt	1.0	—	—	—	—
Non-current deferred tax liabilities	—	3.2	—	—	—
Net cash paid to former owners and debt repaid at closing	431.1	31.2	34.7	66.9	352.0

Total liabilities and cash paid	$513.4	$37.0	$36.3	$76.2	$403.6

      All of these acquisitions have been accounted for under the purchase method of accounting and accordingly, their results of operations have been included in the Consolidated Statement of Income and Cash Flows since their acquisition date. The purchase prices of the Orkand and Encoda acquisitions give effect to post-closing adjustments while the purchase prices of OSi and Aastra Digital Video remain subject to post-closing adjustments. The amount of consideration to the former shareholders and option holders of these business combinations was paid out of our interest-bearing cash and cash equivalents. The purchase price allocation is preliminary for all of these acquisitions with respect to tax assets and liabilities and is preliminary for other assets and liabilities for the Leitch, OSi and Aastra Digital Video acquisitions. The goodwill resulting from the Orkand, Encoda, Leitch and OSi acquisitions is not deductible for tax purposes while the goodwill related to the Aastra Digital Video acquisition is deductible for tax purposes. The write-offs of in-process research and development noted in the above table were included in “Engineering, selling and administrative expenses” on the Consolidated Statement of Income. We obtained the assistance of independent valuation specialists to assist us in determining the allocation of the purchase price for all of these acquisitions.
      There is a $9.0 million potential additional payment to the former owners of OSi if certain financial performance criteria are met in the future. This liability is not reflected in the Consolidated Balance Sheet or cash paid for acquisition as of June 30, 2006, since the performance criteria have not been met. If the performance criteria are met in the future, we will accrue the liability and adjust goodwill on our Consolidated Balance Sheet in the period that the performance criteria are met.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Results
      The following summary, prepared on a pro forma basis, presents unaudited consolidated results of operations as if Orkand, Encoda and Leitch had been acquired as of the beginning of the periods presented, after including the impact of adjustments such as amortization of intangibles, decreased interest income from the use of cash and cash equivalents and the related income tax effects. This pro forma presentation does not include any impact of acquisition synergies.

	2006	2005	2004

	(In millions, except per share
	amounts)
Revenue from product sales and services — as reported	$3,474.8	$3,000.6	$2,518.6
Revenue from product sales and services — pro forma	$3,531.1	$3,221.4	$2,848.1

Net income — as reported	$237.9	$202.2	$132.8
Net income — pro forma	$231.8	$185.3	$105.3

Net income per diluted common share — as reported	$1.71	$1.46	$.97
Net income per diluted common share — pro forma	$1.66	$1.34	$.78
      The pro forma results are not necessarily indicative of our results of operations had we owned Orkand, Encoda and Leitch for the entire periods presented. Leitch’s results for fiscal 2005 and fiscal 2004 include after-tax charges of $4.2 million and $9.9 million, respectively. The fiscal 2005 charges are associated with staff reductions and lease exit costs relating to vacating two of three floors leased by Leitch in Toronto, Canada. The fiscal 2004 charges relate to staff reductions, discontinuance of product lines and the closure of a U.K. facility.

NOTE 5:	RECEIVABLES
      Receivables are summarized below:

	2006	2005

	(In millions)
Accounts receivable	$479.7	$421.2
Unbilled cost from cost-plus contracts	82.6	70.3
Notes receivable due within one year — net	15.6	18.3

	577.9	509.8
Less allowances for collection losses	(17.3)	(15.8)

	$560.6	$494.0

NOTE 6:	INVENTORIES
      Inventories are summarized below:

	2006	2005

	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$137.3	$87.2
Finished products	90.0	60.6
Work in process	69.4	25.3
Raw materials and supplies	172.2	174.7

	$468.9	$347.8

      Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $131.4 million at June 30, 2006 and $84.0 million at July 1, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7:	PROPERTY, PLANT AND EQUIPMENT
      Property, plant and equipment are summarized below:

	2006	2005

	(In millions)
Land	$11.6	$9.6
Buildings	326.1	307.2
Machinery and equipment	699.4	640.8

	1,037.1	957.6
Less allowances for depreciation	(671.8)	(649.8)

	$365.3	$307.8

      Depreciation expense related to property, plant and equipment was $64.2 million, $55.1 million and $51.4 million in fiscal 2006, fiscal 2005, and fiscal 2004, respectively.

NOTE 8:	GOODWILL AND OTHER INTANGIBLE ASSETS
      Changes in the carrying amount of goodwill for the fiscal years ended June 30, 2006 and July 1, 2005, by business segment, are as follows:

	Government
	Communications	RF	Microwave	Broadcast
	Systems	Communications	Communications	Communications	Total

	(In millions)
Balance at July 2, 2004	$76.9	$6.0	$24.5	$115.9	$223.3
Goodwill acquired during the period	49.7	—	—	295.6	345.3
Other (including translation and true-ups of previously estimated purchase price allocations)	(0.3)	—	1.6	—	1.3

Balance at July 1, 2005	126.3	6.0	26.1	411.5	569.9
Goodwill acquired during the period	—	—	—	381.0	381.0
Other (including translation and true-ups of previously estimated purchase price allocations)	(0.9)	—	2.2	(1.1)	0.2

Balance at June 30, 2006	$125.4	$6.0	$28.3	$791.4	$951.1

      We have other identifiable intangible assets related primarily to technology, customer relationships and contract backlog acquired through acquisitions. The unamortized other identifiable intangible assets, included in “Identifiable intangible assets” on our Consolidated Balance Sheet, were $193.4 million at June 30, 2006 and $99.1 million at July 1, 2005. Accumulated amortization related to other identifiable intangibles was $44.4 million at June 30, 2006 and $16.8 million at July 1, 2005. Our other identifiable intangible assets are being amortized over their useful economic lives, which range from 2 years to 17 years. The weighted average useful life of our other identifiable intangible assets is 7.9 years. Amortization expense related to other identifiable intangible assets was $27.6 million in fiscal 2006, $11.1 million in fiscal 2005 and $2.1 million in fiscal 2004. The estimated amortization expense for the 5 fiscal years following fiscal 2006 and in total thereafter is: $32.0 million in fiscal 2007, $31.6 million in fiscal 2008, $29.9 million in fiscal 2009, $29.2 million in fiscal 2010, $28.2 million in fiscal 2011 and $42.5 million thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9:	SELECTED INVESTMENTS
      We have equity investments in technology companies, which are accounted for using the cost method of accounting. These investments are included in the “Other assets” caption on our Consolidated Balance Sheet. These selected investments are summarized below:

	2006	2005

	(In millions)
Investments (ownership interest)
Terion, Inc. (19.6%)	$23.0	$27.0
AuthenTec, Inc. (17.4%)	10.5	12.3

	$33.5	$39.3

      Terion, Inc. (“Terion”) is a privately-held company that provides wireless data communication and information solutions for mobile and remote business-to-business applications focusing on the transportation industry. It has sold units to customers such as J.B. Hunt Transport Services, Inc. and XTRA Lease, a division of XTRA Corporation. None of Terion’s revenue is generated from Harris or its affiliates. We have invested technology and cash in Terion since fiscal 1994 and we currently nominate one member of Terion’s board of directors. The maximum exposure to loss we have with our ownership interest in Terion is $23.0 million. We use an independent valuation specialist to assist us in determining the fair value of the investment.
      During July 2006, Terion’s largest customer representing approximately 60,000 units of an installed base of approximately 110,000 units, informed Terion that it had signed a contract with another provider and would be moving its fleet off of Terion’s system over the next two years. Terion and the customer are actively negotiating the terms of the wind down of their relationship after which Terion management will prepare an updated outlook and forecast. Though we do not currently have adequate information to calculate the potential impairment to our investment, we believe that the required write-down of our investment will be significant. Once the impairment amount is determined, we will record the impairment under the caption “Non-operating income (loss)” on the Consolidated Statement of Income.
      AuthenTec, Inc. (“AuthenTec”) is a privately-held company that provides advanced biometric fingerprint sensors to the PC, wireless, PDA, access control and automotive markets. AuthenTec has shipped over one million of its TruePrint© technology-based sensors to customers worldwide. AuthenTec’s revenue generated from Harris or its affiliates has not been material. We have invested technology and cash in AuthenTec since 1998 and we currently nominate one member of AuthenTec’s board of directors. The maximum exposure to loss we have with our ownership interest in AuthenTec is $10.5 million. We use an independent valuation specialist to assist us in determining the fair value of the investment.
      In addition to the equity investments noted above we also have an equity investment in Teltronics, Inc. (“Teltronics”) Series C Preferred Stock, which is convertible into Teltronics’ common stock. In no case will this Series C Preferred Stock be exercisable for more than 19.9 percent of the total combined voting power of all classes of Teltronics’ capital stock that are entitled to vote. Teltronics is a publicly-held company that is traded on the Over-the-Counter Bulletin Board under the symbol “TELT.” Teltronics is a global provider of communications solutions with revenue of $46 million in calendar 2005. Teltronics’ revenue generated from Harris or its affiliates has not been material. We do not nominate any members of the Teltronics board of directors. We have $0.5 million exposure to loss with our equity interest in Teltronics.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10:	ACCRUED WARRANTIES
      Changes in our warranty liability, which is included as a component of “Other accrued items” on the Consolidated Balance Sheet, during fiscal 2006 and 2005 are as follows:

	2006	2005

	(In millions)
Balance as of the beginning of the year	$19.4	$18.3
Warranty provision for sales made during the year	19.7	16.1
Settlements made during the year	(12.8)	(14.7)
Other adjustments to the liability including those for acquisitions and foreign currency translation during the year	3.9	(0.3)

Balance as of the end of the year	$30.2	$19.4

NOTE 11:	CREDIT ARRANGEMENTS
      On March 31, 2005, we entered into a five-year senior unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of lenders. The Credit Agreement replaced our prior $300 million four-year senior unsecured revolving credit agreement, dated October 15, 2003. The Credit Agreement provides for the extension of credit to us in the form of revolving loans and letters of credit issuances at any time and from time to time during the term of the Credit Agreement, in an aggregate principal amount at any time outstanding not to exceed $500 million (we may request an increase not to exceed $250 million). The Credit Agreement may be used for working capital and other general corporate purposes and to support any commercial paper that we may issue. At our election, borrowings under the Credit Agreement will bear interest either at LIBOR plus an applicable margin or at the base rate. The base rate is a fluctuating rate equal to the higher of the Federal funds rate plus 0.50 percent or SunTrust Bank’s publicly announced prime lending rate. The Credit Agreement provides that the interest rate margin over LIBOR, initially set at 0.50 percent, will increase or decrease within certain limits based on changes in the ratings of our senior, unsecured long-term debt securities. We are also permitted to request borrowings with interest rates and terms that are to be set pursuant to competitive bid procedures or directly negotiated with a lender or lenders.
      The Credit Agreement contains certain covenants, including covenants limiting: liens on our assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and the use of proceeds for hostile acquisitions. The Credit Agreement also prohibits our consolidated ratio of total indebtedness to total capital from being greater than 0.60 to 1.00 and prohibits our consolidated ratio of adjusted EBITDA to net interest expense from being less than 3.00 to 1.00 for any rolling four-quarter period. The Credit Agreement contains certain events of default, including payment defaults; failure to perform or observe terms and covenants; material inaccuracy of representations or warranties; default under other indebtedness with a principal amount in excess of $50 million; the occurrence of one or more judgments or orders for the payment of money in excess of $50 million that remain unsatisfied; incurrence of certain ERISA liabilities in excess of $50 million; failure to pay debts as they come due, or our bankruptcy; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings, together with accrued interest and fees, to be immediately due and payable. All amounts borrowed or outstanding under the Credit Agreement are due and mature on March 31, 2010, unless the commitments are terminated earlier either at our request or if certain events of default occur. At June 30, 2006, no borrowings were outstanding under the Credit Agreement.
      We have a universal shelf registration statement related to the potential future issuance of an indeterminate amount of securities, including debt securities, preferred stock, common stock, fractional interests in preferred stock represented by depository shares and warrants to purchase debt securities, preferred stock or common stock.
      We have uncommitted short-term lines of credit aggregating $40.0 million from various international banks, $39.8 million of which was available on June 30, 2006. These lines provide for borrowings at various interest rates, typically may be terminated upon notice, may be used on such terms as mutually agreed to by the banks and us and are reviewed annually for renewal or modification. These lines do not require compensating balances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We have a short-term commercial paper program in place, which we may utilize to satisfy short-term cash requirements. There were no borrowings under the commercial paper program at June 30, 2006.

NOTE 12:	SHORT-TERM DEBT
      Short-term debt of $0.2 million at June 30, 2006 and $4.2 million at July 1, 2005 consists solely of notes payable to banks in both years. The weighted-average interest rate for bank notes was 5.5 percent at June 30, 2006 and 8.5 percent at July 1, 2005.

NOTE 13:	LONG-TERM DEBT
      Long-term debt includes the following:

	2006	2005

	(In millions)
5.0% debentures, due fiscal 2016	$300.0	$—
3.5% convertible debentures, due fiscal 2023	149.5	150.0
6.35% debentures, due fiscal 2028	150.0	150.0
7% debentures, due fiscal 2026	100.0	100.0
6.65% debentures, due fiscal 2007	—	1.4

Total Long-Term Debt	$699.5	$401.4

6.65% debentures, due fiscal 2007	$1.4	$—

Total Current Portion of Long-Term Debt	$1.4	$—

      The potential maturities of long-term debt, including the current portion, for the five years following fiscal 2006 are: $1.4 million in fiscal 2007; $299.5 million in fiscal 2008; none in fiscal 2009; none in fiscal 2010; none in fiscal 2011; and $400.0 million thereafter. These potential maturities take into consideration the possibility that the debt holders will exercise put options for our 6.35% debentures in February 2008 and that our 3.5% Convertible Debentures will be converted into equity in August 2007. All of our outstanding long-term debt is unsubordinated, unsecured with equal ranking.
      On September 20, 2005, we completed the issuance of $300 million in aggregate principal amount of 5% Notes due October 1, 2015. Interest on the notes is payable on April 1 and October 1 of each year. We may redeem the notes in whole, or in part, at any time at the “make-whole” redemption price. The “make-whole” redemption price is equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus 15 basis points. In each case, we will pay accrued interest on the principal amount of the notes being redeemed to the redemption date. We incurred $4.1 million in debt issuance costs and discounts related to the issuance of the notes, which are being amortized on a straight-line basis over a ten-year period and reflected as a portion of interest expense in the Consolidated Statement of Income.
      On August 26, 2002, we completed the private placement of $150 million in aggregate principal amount of our 3.5% Convertible Debentures due 2022. The debentures are unsecured obligations convertible, in certain instances, into shares of our common stock at a conversion price of $22.625 per share, subject to adjustment. The debentures were issued at 100 percent of the principal amount, less a discount of 2.5 percent to the initial purchasers. We may redeem the debentures commencing August 2007 at 100 percent of the principal amount plus accrued interest in cash. Holders may require us to repurchase the debentures, in whole or in part, on specified dates in 2007, 2012 and 2017 or upon the occurrence of certain other events at 100 percent of the principal amount plus accrued interest. The debentures bear interest at an annual rate of 3.5 percent. The interest rate will be reset in August 2007, 2012 and 2017, but in no event will it be reset below 3.5 percent or above 5.5 percent per annum. We incurred $4.8 million in debt issuance costs related to the issuance of the convertible debentures, which costs are being amortized on a straight-line basis over a five-year period and reflected as a portion of interest expense in the Consolidated Statement of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Under certain circumstances after the rights become exercisable, the Board of Directors may elect to exchange all of the then outstanding rights for shares of common stock at an exchange ratio of one share of common stock per right, subject to adjustment. The rights have no voting privileges and may be redeemed by the Board of Directors at a price of $0.01 per right at any time prior to the acquisition of a beneficial interest of 15 percent of the outstanding common stock.

NOTE 15:	STOCK OPTIONS AND SHARE-BASED COMPENSATION
      As of June 30, 2006, we had three shareholder-approved stock incentive plans for employees under which options or other share-based compensation is outstanding. We currently have the following types of share-based awards outstanding under these plans: stock options, performance share awards, performance share unit awards, restricted stock awards and restricted stock unit awards. We believe that such awards more closely align the interests of our employees with those of our shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our stock incentive plans). Shares of common stock remaining available for future issuance under our stock incentive plans totaled 26,664,427 as of June 30, 2006.
      The compensation cost related to our share-based awards that was charged against income was $18.6 million for the year ended June 30, 2006. The total income tax benefit included in net income for share-based compensation arrangements was $6.1 million for the year ended June 30, 2006. $17.9 million and $0.7 million of the compensation cost related to share-based compensation arrangements was included in the “Engineering, selling and administrative expenses” and the “Cost of product sales and services” captions, respectively, in the Consolidated Statement of Income. None of the compensation cost related to share-based compensation arrangements was capitalized as part of inventory or fixed assets as of June 30, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the pro forma effect on net income and net income per share for fiscal 2005 and fiscal 2004 assuming we had applied the fair value recognition provisions of Statement 123R to all previously granted share-based awards after giving consideration to potential forfeitures during such periods. The fair value of each option grant is estimated at the grant date using the Black-Scholes-Merton option-pricing model based on the assumptions listed below under “Stock Options.” The estimated fair value of options granted is amortized to expense over their vesting period, which is generally 3 years.

	2005	2004

	(In millions, except
	per share amounts)
Net income, as reported	$202.2	$132.8
The share-based employee compensation cost included in net income as reported, net of $3.3 million and $1.7 million related tax benefit, respectively	6.7	3.6
Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards, net of $6.3 million and $4.2 million related tax benefit, respectively	(12.7)	(9.0)

Pro forma net income	$196.2	$127.4

Net income per common share, as reported
Basic	$1.52	$1.00
Diluted	$1.46	$.97
Pro forma net income per common share
Basic	$1.48	$.96
Diluted	$1.41	$.93
      The impact of applying the provisions of Statement 123R and SAB 107 during fiscal 2006 was as follows:

2006

(In millions, except
per share amounts)
Net income, as reported	$237.9
The share-based employee compensation cost included in net income as reported, net of $6.1 million related tax benefit	12.5
Deduct: Total share-based employee compensation cost determined under the provisions of APB 25, net of $6.4 million related tax benefit	(13.0)

Pro forma net income	$237.4

Net income per common share, as reported
Basic	$1.79
Diluted	$1.71
Pro forma net income per common share
Basic	$1.79
Diluted	$1.70
      The implementation of Statement 123R decreased our fiscal 2006 cash flow from operating activities by $13.5 million and increased our cash flow from financing activities by $13.5 million related to the reduction of income tax paid as a result of the deduction related to employees’ exercise of stock options during fiscal 2006. Fiscal 2006 cash flow from operations includes $4.2 million related to the reduction of income tax paid as a result of the deduction related to employees’ exercise of stock options.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	2006	2005	2004

Expected dividends	0.9%	0.7%	1.0%
Expected volatility	36.1%	35.2%	37.1%
Risk-free interest rates	4.1%	3.0%	1.9%
Expected term (years)	3.35	4.00	4.00
      We obtained an independent valuation to assist us in determining market-based assumptions to estimate the fair value of stock options granted.
      A summary of stock option activity under our stock incentive plans during fiscal 2006, 2005 and 2004 is as follows:

	2006		2005		2004

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Stock options outstanding at the beginning of the year	6,780,088	$19.18	7,494,628	$16.21	8,569,724	$15.00
Stock options forfeited or expired	(118,458)	$27.85	(135,244)	$19.47	(272,806)	$17.02
Stock options granted	1,141,400	$37.47	2,049,438	$26.19	2,192,240	$18.23
Stock options exercised	(1,976,702)	$18.58	(2,628,734)	$16.14	(2,994,530)	$14.15

Stock options outstanding at the end of the year	5,826,328	$22.79	6,780,088	$19.18	7,494,628	$16.21

Stock options exercisable at the end of the year	4,147,904	$20.77	4,827,534	$18.69	4,378,916	$15.41
      The weighted average remaining contractual term for stock options that were outstanding as of June 30, 2006 was 5.6 years. The weighted average remaining contractual term for stock options that were exercisable as of June 30, 2006 was 5.5 years. The intrinsic value for stock options that were outstanding and exercisable as of June 30, 2006 was $109.1 million and $86.0 million, respectively.
      The weighted-average grant-date fair value was $10.82 per share for options granted during fiscal 2006. The total intrinsic value of options exercised during fiscal 2006 was $46.9 million at the time of exercise.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the status of our nonvested stock options at June 30, 2006, and changes during fiscal 2006 are as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Nonvested stock options at July 2, 2005	1,952,554	$6.14
Stock options granted	1,141,400	$10.82
Stock options vested	(1,415,530)	$7.86

Nonvested stock options at June 30, 2006	1,678,424	$7.88

      As of June 30, 2006, there was $13.2 million of total unrecognized compensation cost related to nonvested stock options granted under our stock incentive plans. This cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of stock options that vested during fiscal 2006 was approximately $11.1 million.

Restricted Stock Awards
      The following information relates to awards of restricted stock and restricted stock units that have been granted to employees under our stock incentive plans. The restricted stock and restricted stock units are not transferable until vested and the restrictions lapse upon the achievement of continued employment over a specified time period.
      The fair value of each restricted stock grant is based on the closing price of our stock on the date of grant and is amortized to compensation expense over its vesting period. At June 30, 2006, there were 287,666 shares of restricted stock outstanding.
      The fair value of each restricted stock unit, which can be distributed in cash or shares, is equal to the most probable estimate of intrinsic value at the time of distribution and is amortized to compensation expense over the vesting period. At June 30, 2006, we had 59,750 restricted stock units outstanding.
      A summary of the status of our restricted stock and restricted stock units at June 30, 2006, and changes during fiscal 2006 are as follows:

		Weighted-
		Average
		Grant
	Shares	Price

Restricted stock and restricted stock units outstanding at July 2, 2005	253,666	$20.40
Restricted stock and restricted stock units granted	170,250	$39.45
Restricted stock and restricted stock units vested	(70,000)	$16.31
Restricted stock and restricted stock units forfeited	(6,500)	$31.42

Restricted stock and restricted stock units outstanding at June 30, 2006	347,416	$30.35

      As of June 30, 2006, there was $6.2 million of total unrecognized compensation cost related to restricted stock and restricted stock unit awards under our stock incentive plans. This cost is expected to be recognized over a weighted-average period of 2.2 years. There were 70,000 shares of restricted stock and restricted stock units that vested during fiscal 2006. The weighted-average grant date price of the 170,250 shares of restricted stock and restricted stock units granted during fiscal 2006 was $39.45.

Performance Share Awards
      The following information relates to awards of performance shares and performance share units that have been granted to employees under our stock incentive plans. Generally, performance share and performance share unit awards are subject to performance criteria such as meeting predetermined earnings and return on invested capital targets for a three-year plan period. These awards also generally vest at the expiration of the same three-year period. The final determination of the number of shares to be issued in respect of an award is determined by our Board of Directors, or a committee of our Board.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of each performance share is based on the closing price of our stock on the date of grant and is amortized to compensation expense over its vesting period, if achievement of the performance measures is considered probable. At June 30, 2006, there were 621,930 performance shares outstanding.
      The fair value of each performance share unit, which can be distributed in cash or shares, is equal to the most probable estimate of intrinsic value at the time of distribution and is amortized to compensation expense over the vesting period. At June 30, 2006, we had 14,700 performance share units outstanding.
      A summary of the status of our performance shares and performance share units at June 30, 2006, and changes during fiscal 2006, are as follows:

		Weighted-
		Average
		Grant
	Shares	Price

Performance shares and performance share units outstanding at July 2, 2005	505,110	$19.90
Performance shares and performance share units granted	244,600	$37.37
Performance shares and performance share units vested	(87,888)	$16.83
Performance shares and performance share units forfeited	(25,192)	$24.72

Performance shares and performance share units outstanding at June 30, 2006	636,630	$26.84

      As of June 30, 2006, there was $7.8 million of total unrecognized compensation cost related to performance share and performance share unit awards under our stock incentive plans. This cost is expected to be recognized over a weighted-average period of 1.8 years. There were 87,888 performance shares and performance share units that vested during fiscal 2006. The weighted-average grant date price of the 244,600 performance shares and performance share units granted during fiscal 2006 was $37.37.
      In fiscal 2006, we issued an aggregate of 1,697,526 shares under the terms of our stock incentive plans, which is net of shares withheld for tax purposes.
      Under our domestic retirement plans, most employees may select an option to invest in Harris’ common stock at 70 percent of current market value limited to the lesser of (a) one percent of their compensation and (b) 20 percent of a participant’s total contribution to the plan, which is matched by us. The discount from fair market value on common stock purchased by employees under the domestic retirement plans is charged to compensation expense in the period of the related purchase.

NOTE 16:	NET INCOME PER SHARE
      The computations of net income per diluted share are as follows:

	2006	2005	2004

	(In millions, except per share
	amounts)
Net income	$237.9	$202.2	$132.8
Impact of convertible debentures	3.9	3.6	3.6

Net income used in diluted share calculation(A)	$241.8	$205.8	$136.4

Basic weighted average shares outstanding	132.9	132.7	132.4
Impact of dilutive stock options	2.1	2.0	1.3
Impact of convertible debentures	6.6	6.6	6.6

Diluted weighted average shares outstanding(B)	141.6	141.3	140.3

Net income per diluted share(A)/(B)	$1.71	$1.46	$.97
      In fiscal 2003, we issued $150 million in aggregate principal amount of 3.5% Convertible Debentures due 2022. Holders of the debentures have the right to convert each of their debentures into shares of our common stock prior to the stated maturity of the debentures under any of the following circumstances:

•	during any calendar quarter, if the closing sale price of our common stock, for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the previous calendar quarter, is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      After giving effect to the adjustment in connection with our March 2005 stock split, a holder will receive 44.2404 shares of our common stock for each $1,000 of debentures surrendered for conversion. This represents a conversion price of $22.625 per share of our common stock. Based upon satisfaction of the market price trigger as of the end of the calendar quarter ended June 30, 2006, these debentures are convertible into shares of our common stock during the calendar quarter ending September 30, 2006.
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
      We have assessed whether the embedded conversion feature within our 3.5% Convertible Debentures due 2022 should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings under paragraph 12 of Statement 133. Based on our assessment, we have determined that the conversion feature is not required to be bifurcated under the provisions of Statement 133; EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”; FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”; and EITF Issue No. 05-2, “The Meaning of Conventional Convertible Debt Instrument in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

NOTE 17:	RESEARCH AND DEVELOPMENT
      Company-sponsored research and product development costs are expensed as incurred. These costs were $187.8 million in fiscal 2006, $137.3 million in fiscal 2005 and $111.3 million in fiscal 2004.
      Customer-sponsored research and development costs are incurred pursuant to contractual arrangements and are accounted for principally by the percentage-of-completion method. Customer-sponsored research and development costs incurred under U.S. Government-sponsored contracts require us to provide a product or service meeting certain defined performance or other specifications (such as designs). Customer-sponsored research and development was $626.0 million in fiscal 2006, $733.0 million in fiscal 2005 and $729.9 million in fiscal 2004. Customer-sponsored research and development is included in our revenue and cost of product sales and services.

NOTE 18:	INTEREST EXPENSE
      Total interest expense was $36.5 million in fiscal 2006, $24.0 million in fiscal 2005 and $24.5 million in fiscal 2004. Interest attributable to funds used to finance major long-term projects can be capitalized as an additional cost of the related asset. No interest was capitalized in fiscal 2006, fiscal 2005 or fiscal 2004. Interest paid was $31.8 million in fiscal 2006, $23.2 million in fiscal 2005 and $23.6 million in fiscal 2004.

NOTE 19:	LEASE COMMITMENTS
      Total rental expense amounted to $30.6 million in fiscal 2006, $27.0 million in fiscal 2005 and $20.7 million in fiscal 2004. Future minimum rental commitments under leases with an initial lease term in excess of one

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
year, primarily for land and buildings, amounted to approximately $103.3 million at June 30, 2006. These commitments for the years following fiscal 2006 are: fiscal 2007 — $31.0 million; fiscal 2008 — $24.4 million; fiscal 2009 — $16.9 million; fiscal 2010 — $11.8 million; fiscal 2011 — $5.8 million; and $13.4 million thereafter. These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the current lease term or estimated life, if shorter.

NOTE 20:	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY
      We use foreign exchange contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers, and intercompany loans. We believe the use of foreign currency financial instruments should reduce the risks that arise from doing business in international markets. At June 30, 2006, we had open foreign exchange contracts with a notional amount of $45.7 million, of which $15.7 million were classified as cash flow hedges and $30.0 million were classified as fair value hedges. This compares to total foreign exchange contracts with a notional amount of $73.3 million as of July 1, 2005, of which $48.6 million were classified as cash flow hedges and $24.7 million were classified as fair value hedges. At June 30, 2006, contract expiration dates range from less than one month to 20 months with a weighted average contract life of 3 months.
      More specifically, the foreign exchange contracts classified as cash flow hedges are primarily being used to hedge currency exposures from cash flows anticipated in our RF Communications segment related to three programs in the U.K. and one in Romania and payments to a vendor in the U.K. that is supporting one of our government contracts in our Government Communications Systems segment. We have hedged the forecasted cash flows related to payments made to our U.S. operations to maintain our anticipated profit margins. We also have hedged U.S. dollar payments to suppliers to maintain our anticipated profit margins in our U.K. operations. As of June 30, 2006, we estimated that a pre-tax loss of $0.2 million would be reclassified into net income from comprehensive income within the next 20 months related to these cash flow hedges.
      The net gain included in our net income in fiscal 2006, 2005 and 2004 representing the amount of fair value and cash flow hedges’ ineffectiveness was not material. No amounts were recognized in our net income in fiscal 2006, 2005 and 2004 related to the component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. In addition, no amounts were recognized in our net income in fiscal 2006, 2005 and 2004 related to hedged firm commitments that no longer qualify as fair value hedges. All of these derivatives were recorded at their fair value on the balance sheet in accordance with Statement 133.
NOTE 21: NON-OPERATING INCOME (LOSS)
      The components of non-operating income (loss) are as follows:

	2006	2005	2004

	(In millions)
Gain (loss) from the sale of securities available-for-sale	$—	$(3.7)	$2.3
Write-downs of investments from other-than-temporary decreases in market value	(6.9)	(8.6)	(1.9)
Write-down of interest in Teltronics, Inc.	—	(1.0)	(5.0)
Royalty income (expense)	5.6	7.0	(5.5)
Equity loss	0.1	—	(0.3)
Expenses associated with selected investments and other items	—	—	(0.6)

	$(1.2)	$(6.3)	$(11.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 22: INCOME TAXES
      The provisions for income taxes are summarized as follows:

	2006	2005	2004

	(In millions)
Current:
United States	$109.8	$65.7	$52.4
International	(2.5)	2.1	5.0
State and local	10.4	(0.8)	2.3

	117.7	67.0	59.7

Deferred:
United States	23.3	21.4	(1.3)
International	5.9	2.2	(3.0)
State and local	(4.0)	5.6	(1.1)

	25.2	29.2	(5.4)

	$142.9	$96.2	$54.3

      The components of deferred income tax assets (liabilities) are as follows:

	2006		2005

	Current	Non-Current	Current	Non-Current

	(In millions)
Inventory valuations	$30.3	$—	$22.5	$—
Accruals	74.6	1.6	69.6	(0.1)
Depreciation	—	(18.4)	—	(24.0)
Domestic tax loss and credit carryforwards	—	34.6	—	36.1
International tax loss and credit carryforwards	—	69.9	—	34.6
International research and development expense deferrals	—	22.6	—	17.7
Acquired intangibles	—	(62.1)	—	(38.9)
All other — net	1.7	(8.0)	4.3	(4.8)

	106.6	40.2	96.4	20.6
Valuation allowance	(1.6)	(68.8)	(0.4)	(47.3)

	$105.0	$(28.6)	$96.0	$(26.7)

      A reconciliation of the statutory United States income tax rate to the effective income tax rate follows:

	2006	2005	2004

Statutory U.S. income tax rate	35.0%	35.0%	35.0%
State taxes	1.1	1.1	(1.8)
International income	3.6	(0.1)	3.3
Tax benefits related to export sales	(2.0)	(2.5)	(4.0)
Settlement of tax audits	—	(1.2)	(1.9)
Research and development tax credit	(0.4)	(0.6)	(0.6)
Purchased in-process research and development and other non-deductible acquisition-related items	0.6	0.4	—
Lookback and other interest	0.3	—	—
U.S. production activity benefit	(0.9)	—	—
Other items	0.2	0.1	0.2

Effective income tax rate	37.5%	32.2%	30.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      United States income taxes have not been provided on $379.5 million of undistributed earnings of international subsidiaries because of our intention to reinvest these earnings indefinitely. The determination of unrecognized deferred U.S. tax liability for the undistributed earnings of international subsidiaries is not practicable. Tax loss and credit carryforwards as of June 30, 2006 have expiration dates ranging between one year and no expiration in certain instances. The amount of domestic, international, and state and local tax loss carryforwards as of June 30, 2006 was $58.3 million, $224.5 million and $55.8 million, respectively. The provision for income taxes includes benefits attributable to the utilization of certain state net operating loss and credit carryforwards of $6.5 million in fiscal 2006 and $5.1 million in fiscal 2005. Pre-tax income (loss) of international subsidiaries was $(9.9) million in fiscal 2006, $17.9 million in fiscal 2005 and $49.6 million in fiscal 2004. Income taxes paid were $90.6 million in fiscal 2006, $43.6 million in fiscal 2005 and $52.7 million in fiscal 2004. The valuation allowance increased $22.7 million from $47.7 million in fiscal 2005 to $70.4 million in fiscal 2006. $23.4 million of the $70.4 million valuation allowance as of June 30, 2006, is attributable to acquired deferred tax assets, any realization of which will be reflected as a change in goodwill. The valuation allowance has been established for financial reporting purposes, to offset certain domestic and foreign deferred tax assets due to uncertainty regarding our ability to realize them in the future.
NOTE 23: BUSINESS SEGMENTS
      We are structured primarily around the markets we serve and operate in four business segments — Government Communications Systems, RF Communications, Microwave Communications and Broadcast Communications. Our Government Communications Systems segment engages in advanced research and develops, designs, produces and services advanced communication and information processing systems, primarily for the DoD and various other agencies of the U.S. Government. Our RF Communications segment performs advanced research and develops, designs, manufactures, sells and services secure tactical radio products, primarily for the DoD and various international defense agencies. Our Microwave Communications segment designs, manufactures, sells and services microwave radio products and develops, designs, produces, sells and services network management systems, primarily for cellular network providers and private network operators. Our Broadcast Communications segment designs, manufactures, sells and services television and radio transmission products; high-performance video systems and products; software solutions related to automation, asset management control and workflow; and broadcast networking systems and products, primarily for radio and television broadcasters as well as governmental agencies. Within each of our business segments there are multiple program areas and product lines that logically aggregate into our four business segments described above. None of these program areas or product lines warrant disclosure as a separate business segment.
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
      Our products and systems are produced principally in the United States with international revenue derived primarily from exports. No revenue earned from any individual foreign country exceeded 4 percent of our total revenue during fiscal 2006, fiscal 2005 or fiscal 2004.
      Sales made to the U.S. Government by all segments (primarily our Government Communications Systems segment and our RF Communications segment) as a percentage of total revenue were 66.2 percent in fiscal 2006, 65.7 percent in fiscal 2005 and 65.5 percent in fiscal 2004. Revenue from services in fiscal 2006 was 33 percent, 6 percent, 16 percent and 18 percent of total revenue in our Government Communications Systems, RF Communications, Microwave Communications and Broadcast Communications segments, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Selected information by business segment and geographical area is summarized below:

	2006	2005	2004

	(In millions)
Total Assets
Government Communications Systems	$697.6	$626.5	$516.9
RF Communications	297.4	197.5	190.3
Microwave Communications	340.7	353.8	338.9
Broadcast Communications	1,336.8	729.2	360.4
Headquarters	469.8	550.4	819.3

	$3,142.3	$2,457.4	$2,225.8

Capital Expenditures
Government Communications Systems	$40.1	$41.5	$44.0
RF Communications	38.0	12.6	8.1
Microwave Communications	6.0	8.9	5.6
Broadcast Communications	9.1	4.0	3.3
Headquarters	8.6	8.0	5.4

	$101.8	$75.0	$66.4

Depreciation and Amortization
Government Communications Systems	$37.5	$33.5	$26.9
RF Communications	8.4	5.8	4.9
Microwave Communications	10.4	10.3	9.4
Broadcast Communications	32.6	23.7	6.2
Headquarters	9.5	9.3	12.7

	$98.4	$82.6	$60.1

Geographical Information
U.S. operations:
Revenue	$3,146.3	$2,768.2	$2,319.7
Long-lived assets	$1,308.6	$1,034.1	$582.1
International operations:
Revenue	$328.5	$232.4	$198.9
Long-lived assets	$405.3	$107.9	$106.0
      Headquarters assets consist primarily of cash, short-term investments, buildings, equipment and selected investments. Depreciation and amortization includes identifiable intangible assets, capitalized software and debt issuance costs amortization of $34.2 million, $27.5 million and $8.7 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.
      Export revenue was $418.0 million in fiscal 2006, $326.6 million in fiscal 2005 and $308.6 million in fiscal 2004. Fiscal 2006 export revenue and revenue from international operations was principally from Europe, Asia, Africa and Canada. Fiscal 2006 long-lived assets from international operations were principally from Canada, which had $318.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Revenue and income from continuing operations before income taxes by segment follows:
Revenue

	2006	2005	2004

	(In millions)
Government Communications Systems	$1,812.5	$1,805.2	$1,506.1
RF Communications	808.6	537.1	430.4
Microwave Communications	348.7	320.2	329.8
Broadcast Communications	538.4	384.1	287.2
Corporate eliminations	(33.4)	(46.0)	(34.9)

	$3,474.8	$3,000.6	$2,518.6

Income From Continuing Operations Before Income Taxes

	2006(2)	2005(3)	2004(4)

	(In millions)
Segment Operating Income (Loss):
Government Communications Systems	$216.5	$203.4	$153.4
RF Communications	278.9	166.5	118.9
Microwave Communications	(19.6)	7.7	(12.1)
Broadcast Communications	22.8	18.1	8.1
Headquarters expense	(75.4)	(58.0)	(51.7)
Corporate eliminations	(16.5)	(16.5)	(7.3)
Non-operating income (loss)(1)	(1.2)	(6.3)	(11.0)
Net interest	(24.7)	(16.5)	(18.3)

	$380.8	$298.4	$180.0

(1)	“Non-operating income (loss)” includes equity income (loss), royalties and related intellectual property expenses, gains and losses from the sale of securities available-for-sale, write-downs of investments from other-than-temporary decreases in market value and expenses associated with our selected investments and other items. Additional information regarding non-operating income (loss) is set forth in Note 21: Non-Operating Income (Loss).

(2)	The operating loss in the Microwave Communications segment in fiscal 2006 included $39.6 million in inventory write-downs and other charges associated with product discontinuances and the planned shutdown of manufacturing activities at our Montreal, Canada plant. The operating income in the Broadcast Communications segment in fiscal 2006 included charges of $11.9 million related to write-off of in-process research and development costs, lower margins being recognized subsequent to our acquisition due to a step up in inventory recorded as of the acquisition date and other costs associated with our acquisition of Leitch. The operating income in the Broadcast Communications segment in fiscal 2006 also included charges of $25.0 million related to cost-reduction actions, which included closing our Huntingdon, United Kingdom facility; relocating manufacturing of European-standard transmission products to our Quincy, Illinois facility; reducing our infrastructure in Austria; outsourcing manufacturing of radio consoles and related products from our Mason, Ohio facility; and headcount reductions from further integration within our software systems business area. Charges incurred in fiscal 2006 related to these actions included $9.7 million severance and other employee-related exit costs and $2.3 million facility-related costs. Headquarters expense in fiscal 2006 included a $5.4 million charge related to our arbitration with Bourdex. Non-operating income (loss) included a $6.9 million write-down of our passive investments due to other-than-temporary impairments and a $6.1 million gain from the settlement of intellectual property infringement lawsuits.

(3)	Fiscal 2005 Broadcast Communications segment’s operating income includes $8.6 million of charges related to a write-off of in-process research and development and impairment losses on capitalized software development costs associated with our acquisition of Encoda. Non-operating income (loss) includes a $9.6 million write-down of our passive investments due to other-than-temporary impairments and an $8.5 million gain from our execution of a patent cross-licensing agreement.

(4)	Fiscal 2004 Microwave Communications segment’s operating loss includes $7.3 million of expenses related to cost-reduction measures. Broadcast Communications segment’s operating loss includes $4.4 million of expenses related to cost-reduction actions and a $4.4 million gain related to the reversal of a previously established reserve for the consolidation of this segment’s European operations. Non-operating income (loss) includes a $5.0 million write-down of our interest in Teltronics, Inc. and an $8.5 million loss and a $6.4 million gain in two unrelated patent infringement cases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 24: LEGAL PROCEEDINGS
      From time to time, as a normal incident of the nature and kind of businesses in which we are engaged, various claims or charges are asserted and litigation commenced against us arising from or related to: product liability; personal injury; patents, trademarks or trade secrets; labor and employee disputes; commercial or contractual disputes; the sale or use of products containing asbestos; breach of warranty; or environmental matters. Claimed amounts may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We have recorded accruals for losses related to those matters that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs are generally expensed when incurred. While it is not feasible to predict the outcome of these matters with certainty, and some lawsuits, claims or proceedings may be disposed or decided unfavorably to us, based upon available information, in the opinion of management, settlements and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at June 30, 2006 are reserved for, covered by insurance or would not have a material adverse effect on our financial position, results of operations or cash flows.

SUBSEQUENT EVENT (UNAUDITED)
      On September 5, 2006, we announced that we entered into a definitive agreement with Stratex Networks, Inc. (“Stratex Networks”), a publicly held provider of high-speed wireless transmission systems, under which we will combine our Microwave Communications Division with Stratex Networks to form a new company named “Harris Stratex Networks, Inc.” Under the terms of the agreement, we will contribute our Microwave Communications Division and $25 million of cash in exchange for approximately 56 percent ownership of the combined company. Stratex Networks shareholders will exchange their existing ownership of Stratex Networks for approximately 44 percent ownership of the combined company. The transaction is subject to approval by Stratex Networks shareholders, customary regulatory approvals, and other customary closing conditions. Following the closing, it is expected that Harris Stratex Networks, Inc. will be listed on the NASDAQ Global Market. The transaction is expected to close during the second or third quarter of our fiscal year 2007. The financial results of Harris Stratex Networks, Inc. will be reflected in our consolidated financial statements, with appropriate elimination of the minority interest not held by us.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

QUARTERLY FINANCIAL DATA (UNAUDITED)
      Selected quarterly financial data is summarized below.

	Quarter Ended
					Total
	9-30-05(1)	12-30-05(2)	3-31-06(3)	6-30-06(4)	Year

	(In millions, except per share amounts)
Fiscal 2006
Revenue	$759.7	$841.6	$881.1	$992.4	$3,474.8
Gross profit	224.9	239.3	296.9	341.0	1,102.1
Income before income taxes	79.6	61.0	111.3	128.9	380.8
Net income	50.3	30.0	72.5	85.1	237.9
Per share data:
Basic net income per share	.38	.23	.54	.64	1.79
Diluted net income per share	.36	.22	.52	.61	1.71
Cash dividends	.08	.08	.08	.08	.32
Stock prices — High	42.48	45.78	49.78	48.85
Low	30.91	36.72	42.17	37.69

	Quarter Ended
					Total
	10-1-04(5)	12-31-04(6)	4-1-05	7-1-05(7)	Year

	(In millions, except per share amounts)
Fiscal 2005
Revenue	$669.4	$737.2	$772.1	$821.9	$3,000.6
Gross profit	165.3	197.0	224.7	236.8	823.8
Income before income taxes	58.9	64.9	83.2	91.4	298.4
Net income	40.1	45.1	55.8	61.2	202.2
Per share data:
Basic net income per share	.30	.34	.42	.46	1.52
Diluted net income per share	.29	.33	.40	.44	1.46
Cash dividends	.06	.06	.06	.06	.24
Stock prices — High	28.07	34.57	35.00	33.52
Low	21.60	27.99	26.94	27.25

(1)	Income before income taxes includes $18.0 million ($15.1 million after-tax) in charges associated with consolidating manufacturing locations and other cost-reduction initiatives in our Broadcast Communications segment and $0.2 million ($0.1 million after-tax) in write-downs of our passive investments due to other-than-temporary impairments.

(2)	Income before income taxes includes $35.5 million ($32.4 million after-tax) in inventory write-downs and other charges associated with product discontinuances and the planned shutdown of manufacturing activities at our Montreal, Canada plant in our Microwave Communications segment; $6.5 million ($6.5 million after-tax) in charges for costs associated with our Broadcast Communications segment’s acquisition of Leitch; $6.2 million ($4.2 million after-tax) in write-downs of our passive investments due to other-than- temporary impairments; a $6.1 million ($4.1 million after-tax) gain from the settlement of intellectual property infringement lawsuits; and $5.2 million ($3.6 million after-tax) in charges associated with consolidating manufacturing locations and other cost-reduction initiatives in our Broadcast Communications segment.

(3)	Income before income taxes includes a $5.4 million ($5.4 million after-tax) charge related to our arbitration with Bourdex; $3.2 million ($2.2 million after-tax) in charges for costs associated with our Broadcast Communications segment’s acquisition of Leitch; $0.8 million ($0.7 million after-tax) in charges associated with consolidating manufacturing locations and other cost-reduction initiatives in our Broadcast Communications segment; and $0.3 million ($0.3 million after-tax) in severance and other charges associated with product discontinuances and the planned shutdown of manufacturing activities at our Montreal, Canada plant in our Microwave Communications segment.

(4)	Income before income taxes includes $3.8 million ($3.8 million after-tax) in severance and other charges associated with product discontinuances and the planned shutdown of manufacturing activities at our Montreal, Canada plant in our Microwave Communications segment; $2.2 million ($1.5 million after-tax) in charges for costs associated with our Broadcast Communications segment’s acquisition of Leitch; $1.0 million ($0.6 million after-tax) in charges associated with consolidating manufacturing locations and other cost-reduction initiatives in our Broadcast Communications segment; and $0.5 million ($0.3 million after-tax) in write- downs of our passive investments due to other-than-temporary impairments.

(5)	Income before income taxes includes a $1.1 million ($0.7 million after-tax) write-down of our passive investments due to other-than-temporary impairments.

(6)	Income before income taxes includes an $8.6 million ($7.0 million after-tax) charge related to write-off of in-process research and development and impairment losses on capitalized software development costs associated with our Broadcast Communications segment’s acquisition of Encoda. Net income includes a $3.5 million income tax benefit from the settlement of a domestic tax audit.

(7)	Income before income taxes includes an $8.5 million ($5.7 million after-tax) write-down of our passive investments due to other-than-temporary impairments and an $8.5 million ($5.7 million after-tax) gain related to our execution of a patent cross-licensing agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     We have classified investments in ARS as short-term investments. Previously, such investments had been classified as cash and cash equivalents due to their liquidity and pricing reset feature. We have revised the classification to report these securities as short-term investments in the Consolidated Balance Sheet. We held ARS of $219.7 million, $133.4 million, $56.6 million and $142.7 million for the quarters ended October 1, 2004; September 30, 2005; December 30, 2005; and March 31, 2006, respectively. We held no ARS for the quarters ended December 31, 2004 and April 1, 2005. We also revised the presentation of the Consolidated Statement of Cash Flows to reflect the purchase and sales of ARS as investing activities rather than a component of cash and cash equivalents, which is consistent with the presentation for fiscal 2006. In the previously reported Consolidated Statement of Cash Flows for the quarters ended October 1, 2004; September 30, 2005; and March 31, 2006 net cash used in investing activities related to these short-term investments of $23.7 million, $133.4 million and $86.1 million, respectively, was included in cash and cash equivalents. In the previously reported Consolidated Statement of Cash Flows for the quarters ended December 31, 2004 and December 30, 2005 net cash provided by investing activities related to these short-term investments of $219.7 million and $76.8 million, respectively, was included in cash and cash equivalents.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
      Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
      (a) Evaluation of disclosure controls and procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our controls and procedures with respect to those entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries. As required by Rule 13a-15 under the Exchange Act, as of the end of fiscal 2006 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. During fiscal 2006, we devoted significant effort to comply with the rules on internal control over financial reporting issued pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. This effort expanded upon our long-standing practice of acknowledging management’s responsibility for the establishment and effective operation of internal control through performing self-assessment and monitoring procedures. Based upon this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of fiscal 2006 our disclosure controls and procedures were effective.
      (b) Changes in internal control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of acquired business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties, and adding additional monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
      (c) Evaluation of Internal Control over Financial Reporting. “Management’s Report on Internal Control Over Financial Reporting” is included within Item 8. of this Annual Report on Form 10-K. Both our management’s assessment and the effectiveness of our internal control over financial reporting were audited by Ernst & Young LLP, our independent registered public accountants. Their unqualified report is included within Item 8. of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION.
      None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
      (a) Identification of Directors: The information required by this Item, with respect to our directors, is incorporated herein by reference to the discussion under the headings Proposal 1: Election of Directors — Terms Expiring In 2009 and Current Directors Not Up For Election in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 27, 2006, which proxy statement is expected to be filed within 120 days after the end of our 2006 fiscal year.
      (b) Identification of Executive Officers: Certain information regarding our executive officers is included in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant” in accordance with General Instruction G(3) of Form 10-K.
      (c) Audit Committee Information; Financial Expert: The information required by this Item with respect to the Audit Committee of our Board of Directors and Audit Committee financial experts is incorporated herein by reference to the discussion under the headings “Board Committees and Committee Charters,” “Audit Committee” and “Committee Membership” in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held October 27, 2006, which proxy statement is expected to be filed within 120 days after the end of our 2006 fiscal year.
      (d) Section 16 Beneficial Ownership Reporting Compliance: The information relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the discussion under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 27, 2006, which proxy statement is expected to be filed within 120 days after the end of our 2006 fiscal year.
      (e) Code of Ethics: All our directors and employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other senior accounting and financial officers, are required to abide by our Standards of Business Conduct. Our Standards of Business Conduct are posted on our website at www.harris.com/business-conduct and are also available free of charge by written request to our Director of Business Conduct, Harris Corporation, 1025 West NASA Boulevard, Melbourne, Florida 32919. We intend to disclose any amendment to, or waiver from, our Standards of Business Conduct granted to any director or officer on the Business Conduct section of our website at www.harris.com/business-conduct within four business days following such amendment or waiver. The information required by this Item with respect to codes of ethics is incorporated herein by reference to the discussion under the heading Standards of Business Conduct in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 27, 2006, which proxy statement is expected to be filed within 120 days after the end of our 2006 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.
      The information required by this Item, with respect to compensation of our directors and executive officers, is incorporated herein by reference to our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 27, 2006, which proxy statement is expected to be filed within 120 days after the end of our 2006 fiscal year. The information specified in Item 402(k) and (l) of Regulation S-K and set forth in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 27, 2006, is not incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
EQUITY COMPENSATION PLAN INFORMATION
      The following table provides information as of June 30, 2006 about our common stock that may be issued, whether upon the exercise of options, warrants and rights or otherwise, under our existing equity compensation plans.

Number of shares
remaining available for
	Number of shares to be	Weighted-average	future issuance under
	issued upon exercise	exercise price	equity compensation plans
	of outstanding options,	of outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)(2)	(c)

Equity compensation plans approved by shareholders(1)	5,826,328	$22.79	26,664,427
Equity compensation plans not approved by shareholders	-0-	N/A	-0-

Total	5,826,328	$22.79	26,664,427

(1)	Consists of the Harris Corporation Stock Incentive Plan, the Harris Corporation 2000 Stock Incentive Plan and the Harris Corporation 2005 Equity Incentive Plan. No additional awards may be granted under the Harris Corporation Stock Incentive Plan or the Harris Corporation 2000 Stock Incentive Plan. Includes outstanding options for 1,464 shares of our common stock that were assumed in connection with our acquisition of WavTrace, Inc. in fiscal 2001.

(2)	Under the Harris Corporation 2000 Stock Incentive Plan and the Harris Corporation 2005 Equity Incentive Plan, we have granted shares in the form of performance share awards, restricted stock awards, or other similar types of share awards. As of June 30, 2006, there were issued and outstanding 984,046 shares of such awards under these plans. Because there is no exercise price associated with performance share awards or restricted share awards which are granted to employees at no cost, such shares are not included in the weighted average exercise price calculation.

See Note 15: Stock Options and Share-Based Compensation in the Notes for a general description of our stock and equity incentive plans.
      The other information required by this Item, with respect to security ownership of certain of our beneficial owners and management, is incorporated herein by reference to the discussion under the headings Our Largest Shareholders and Shares Held By Our Directors and Executive Officers in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 27, 2006, which proxy statement is expected to be filed within 120 days after the end of our 2006 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
      The information required by this Item is incorporated herein by reference to the discussion under the heading Certain Relationships and Related Transactions in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 27, 2006, which proxy statement is expected to be filed within 120 days after the end of our 2006 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
      The information required by this Item is incorporated herein by reference to the discussion under the heading Proposal 2: Ratification of Appointment of Independent Registered Public Accountants in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 27, 2006, which proxy statement is expected to be filed within 120 days after the end of our 2006 fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
      The following documents are filed as a part of this Annual Report on Form 10-K:

Page

(1) List of Financial Statements Filed as Part of this Annual Report on Form 10-K
The following financial statements and reports of Harris Corporation and its consolidated subsidiaries are included in Item 8. of this Annual Report on Form 10-K at the page numbers referenced below:

(2) Financial Statement Schedules:
For each of the Fiscal Years ended June 30, 2006; July 1, 2005; and July 2, 2004 Schedule II — Valuation and Qualifying Accounts	100
      All other schedules are omitted because they are not applicable, the amounts are not significant, or the required information is shown in the Consolidated Financial Statements or the Notes thereto.
      (3) Exhibits:

The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:

(1)(a) Underwriting Agreement dated as of September 15, 2005 among Harris Corporation and Morgan Stanley Co. Incorporated and Bank of America Securities, LLC, on behalf of several underwriters, named therein, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2005. (Commission File Number 1-3863)

(2)(a)(i) Arrangement Agreement between Harris Corporation and Leitch Technology Corporation, dated August 31, 2005, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2005. (Commission File Number 1-3863)

(ii) Amending Agreement, dated as of September 12, 2005, between Harris Corporation and Leitch Technology Corporation, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on From 8-K filed with the SEC on September 16, 2005. (Commission File Number 1-3863)

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

(3)(ii) By-Laws of Harris Corporation as amended and restated effective October 28, 2005, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2005. (Commission File Number 1-3863)

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

(4)(h) Form of the Company’s 5% Notes due 2015, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2005. (Commission File No. 1-3863)

(4)(i) Pursuant to Regulation S-K Item 601(b)(4)(iii), Registrant by this filing agrees, upon request, to furnish to the SEC a copy of other instruments defining the rights of holders of long-term debt of Harris.

(10) Material Contracts:

*(10)(a) Form of Executive Severance Agreement, incorporated herein by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996. (Commission File Number 1-3863)

*(10)(b) Harris Corporation 2005 Annual Incentive Plan (Effective as of July 2, 2005) incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2005. (Commission File Number 1-3863)

*(10)(c)(i) Harris Corporation Stock Incentive Plan (amended as of August 23, 1997), incorporated herein by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 1997. (Commission File Number 1-3863)

(ii) Stock Option Agreement Terms and Conditions (as of 8/22/97) for grants under the Harris Corporation Stock Incentive Plan, incorporated herein by reference to Exhibit 10(v) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1997. (Commission File Number 1-3863)

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

(viii) Executive Performance Share Award Agreement Terms and Conditions (as of 8/24/01) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit (10)(ii) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001. (Commission File Number 1-3863)

(ix) Performance Share Award Agreement Terms and Conditions (as of 8/26/05) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2005. (Commission File Number 1-3863)

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

(xii) Restoration Stock Option Agreement Terms and Conditions (as of 10/27/00) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(d)(vii) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2003. (Commission File Number 1-3863)

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

*(10)(e)(i) Harris Corporation 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2005. (Commission File Number 1-3863)

(ii) Stock Option Award Agreement Terms and Conditions (as of 10/28/05) for grants under the Harris Corporation 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2005. (Commission File Number 1-3863)

(iii) Performance Share Award Agreement Terms and Conditions (as of 10/28/05) for grants under the Harris Corporation 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2005. (Commission File Number 1-3863)

(iv) Restricted Stock Award Agreement Terms and Conditions (as of 10/28/05) for grants under the Harris Corporation 2005 Equity Incentive Plan. Plan incorporated herein by reference to Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2005. (Commission File Number 1-3863)

(v) Performance Unit Award Agreement Terms and Conditions (as of 10/28/05) for grants under the Harris Corporation 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2005. (Commission File Number 1-3863)

(vi) Restricted Unit Award Agreement Terms and Conditions (as of 10/28/05) for grants under the Harris Corporation 2005 Equity Incentive Plan incorporated herein by reference to

Exhibit 10(j)to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2005. (Commission File Number 1-3863)

*(10)(f)(i) Harris Corporation Retirement Plan (Amended and Restated Effective October 1, 2005), incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2005. (Commission File Number 1-3863)

(ii) Amendment Number One to the Harris Corporation Retirement Plan, dated June 13, 2006.

*(10)(g)(i) Harris Corporation Supplemental Executive Retirement Plan (amended and restated effective March 1, 2003), incorporated herein by reference to Exhibit 10(b)(i) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2003. (Commission File Number 1-3863)

(ii) Amendment No. 1 to Harris Corporation Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit (10)(b)(ii) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2003. (Commission File Number 1-3863)

(iii) Amendment No. 2 to Harris Corporation Supplemental Executive Retirement Plan, dated June 4, 2004 incorporated herein by reference to Exhibit (10)(f)(iii) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2004. (Commission File Number 1-3863)

*(10)(h) Harris Corporation 1997 Directors’ Deferred Compensation and Annual Stock Unit Award Plan (Amended and Restated Effective January 1, 2006), incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2005. (Commission File Number 1-3863)

*(10)(i) Harris Corporation 2005 Directors’ Deferred Compensation Plan (as Amended and Restated Effective January 1, 2006) incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2005. (Commission File Number 1-3863)

(10)(j) Revolving Credit Agreement, dated as of March 31, 2005, naming Harris Corporation as Borrower, SunTrust Bank as Administrative Agent, Letters of Credit Issuer and Swingline Lender and the other lenders as parties thereto, incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2005. (Commission File Number 1-3863)

*(10)(k) Form of Director and Executive Officer Indemnification Agreement, incorporated herein by reference to Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 1998. (Commission File Number 1-3863)

*(10)(l) Amended and Restated Master Trust Agreement and Declaration of Trust, made as of December 2, 2003, by and between Harris Corporation and The Northern Trust Company, incorporated herein by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2004. (Commission File Number 1-3863)

*(10)(m)(i) Master Rabbi Trust Agreement, amended and restated as of December 2, 2003, by and between Harris Corporation and The Northern Trust Company, incorporated herein by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2004. (Commission File Number 1-3863)

(ii) First Amendment to Master Rabbi Trust Agreement, amended and restated as of December 2, 2003, by and between Harris Corporation and The Northern Trust Company, dated the 24th day of September, 2004, incorporated herein by reference to Exhibit (10)(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2004. (Commission File Number 1-3863)

(iii) Second Amendment to the Harris Corporation Master Rabbi Trust Agreement, amended and restated as of December 2, 2003, by and between Harris Corporation and The Northern Trust Company, dated as of December 8, 2004, incorporated herein by reference to Exhibit 10.5 to the

Company’s Current Report on Form 8-K filed with the SEC on December 8, 2004. (Commission File Number 1-3863)

*(10)(n) Letter Agreement, dated as of December 3, 2004, by and between Harris Corporation and Howard L. Lance, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2004. (Commission File Number 1-3863)

*(10)(o) Offer Letter, dated July 5, 2005, by and between Harris Corporation and Jeffrey S. Shuman, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2005. (Commission File Number 1-3863)

*(10)(p) Offer Letter, dated August 8, 2003, by and between Harris Corporation and Guy M. Campbell, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2006. (Commission File Number 1-3863)

*(10)(q) Letter Agreement, dated November 17, 2003, by and between Leitch Technology Corporation and Timothy E. Thorsteinson, as amended by a Compensation Amendment Letter, dated June 9, 2005, as further amended by a Letter Agreement, dated August 31, 2005, by and between Leitch Technology Corporation and Timothy E. Thorsteinson, and as further amended by a Letter Agreement, dated October 24, 2005, by and between Harris Corporation and Timothy E. Thorsteinson, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2006. (Commission File Number 1-3863)

(10)(r) Commercial Paper Issuing and Paying Agent Agreement, dated as of March 30, 2005, between Citibank, N.A. and Harris Corporation, incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2005. (Commission File Number 1-3863)

*(10)(s) Summary of Base Salary and Incentive Compensation for fiscal 2007 for Named Executive Officers, incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2006. (Commission File Number 1-3863)

*(10)(t) Summary of Annual Compensation of Outside Directors.

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

HARRIS CORPORATION
(Registrant)
Dated:     September 6, 2006

By	/s/ Howard L. Lance

Howard L. Lance
Chairman of the Board, President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Howard L. Lance Howard L. Lance		Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	September 6, 2006

/s/ Gary L. McArthur Gary L. McArthur		Vice President and Chief Financial Officer (Principal Financial Officer)	September 6, 2006

/s/ Lewis A. Schwartz Lewis A. Schwartz		Principal Accounting Officer	September 6, 2006

/s/ Thomas A. Dattilo* Thomas A. Dattilo		Director	September 6, 2006

/s/ Terry D. Growcock* Terry D. Growcock		Director	September 6, 2006

/s/ Lewis Hay III* Lewis Hay III		Director	September 6, 2006

/s/ Karen Katen* Karen Katen		Director	September 6, 2006

/s/ Stephen P. Kaufman* Stephen P. Kaufman		Director	September 6, 2006

/s/ Leslie F. Kenne* Leslie F. Kenne		Director	September 6, 2006

/s/ David B. Rickard* David B. Rickard		Director	September 6, 2006

/s/ James C. Stoffel* James C. Stoffel		Director	September 6, 2006

/s/ Gregory T. Swienton* Gregory T. Swienton		Director	September 6, 2006

/s/ Hansel E. Tookes II* Hansel E. Tookes II		Director	September 6, 2006

*By:	/s/ Scott T. Mikuen Scott T. Mikuen Attorney-in-Fact pursuant to a power of attorney

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
HARRIS CORPORATION AND SUBSIDIARIES
(In thousands)

Col. A	Col. B	Col. C			Col. D		Col. E

		Additions

		(1)	(2)
	Balance at	Charged to	Charged to
	Beginning	Costs and	Other Accounts		Deductions —		Balance at
Description	of Period	Expenses	Describe		Describe		End of Period

Year ended June 30, 2006:
Amounts Deducted From					$(334	)(A)
Respective Asset Accounts:			$896	(C)	5,009	(B)

Allowances for collection losses	$15,791	$5,341	$896		$4,675		$17,353

Allowances for deferred tax assets	$47,710	$22,692	$—		$—		$70,402

Year ended July 1, 2005:
Amounts Deducted From					$(758	)(A)
Respective Asset Accounts:			$3,515	(C)	3,244	(B)

Allowances for collection losses	$12,712	$2,050	$3,515		$2,486		$15,791

Allowances for deferred tax assets	$38,696	$9,014	$—		$—		$47,710

Year ended July 2, 2004:
Amounts Deducted From					$(30	)(A)
Respective Asset Accounts:					3,673	(B)

Allowances for collection losses	$12,801	$3,554	$—		$3,643		$12,712

Allowances for deferred tax assets	$20,137	$18,559	$—		$—		$38,696

Note A — Foreign currency translation gains and losses.
Note B — Uncollectible accounts charged off, less recoveries on accounts previously charged off.
Note C — Acquisitions.