Form 10-Q
period 2006-09-29
HARRIS CORP /DE/
filed 2006-10-26
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2006
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
Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of October 24, 2006, was 134,121,182 shares.

HARRIS CORPORATION
FORM 10-Q
For the Quarter Ended September 29, 2006
     This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended
	September 29,	September 30,
	2006	2005
	(In millions, except per share amounts)
Revenue from product sales and services	$946.8	$759.7

Cost of product sales and services	(640.9)	(536.6)
Engineering, selling and administrative expenses	(169.4)	(139.7)
Non-operating income (loss)	(18.5)	(0.6)
Interest income	2.4	3.2
Interest expense	(9.8)	(6.4)

Income before income taxes	110.6	79.6
Income taxes	(26.7)	(29.3)

Net income	$83.9	$50.3

Net income per common share
Basic	$.63	$.38
Diluted	$.60	$.36

Cash dividends paid per common share	$.11	$.08

Basic weighted average shares outstanding	132.9	132.5
Diluted weighted average shares outstanding	141.7	141.1
See accompanying Notes to Condensed Consolidated Financial Statements.

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 29,	June 30,
	2006	2006(1)
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$296.1	$181.3
Short-term investments	—	112.6
Receivables	560.4	560.6
Inventories	498.9	468.9
Deferred income taxes	107.5	105.0

Total current assets	1,462.9	1,428.4
Other Assets
Property, plant and equipment	403.2	393.4
Goodwill	953.3	951.1
Identifiable intangible assets	186.7	193.4
Non-current notes receivable	6.1	4.3
Other assets	178.2	171.7

	1,727.5	1,713.9

	$3,190.4	$3,142.3

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$0.8	$0.2
Accounts payable	231.3	235.6
Compensation and benefits	154.8	198.4
Other accrued items	153.6	148.5
Advance payments and unearned income	125.0	129.9
Income taxes payable	65.7	38.1
Current portion of long-term debt	149.1	1.4

Total current liabilities	880.3	752.1
Other Liabilities
Non-current deferred income taxes	21.4	28.6
Long-term debt	550.0	699.5
Shareholders’ Equity
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 250,000,000 shares authorized; issued and outstanding 133,082,758 shares at September 29, 2006 and 132,842,734 shares at June 30, 2006	133.1	132.8
Other capital	272.1	264.8
Retained earnings	1,316.4	1,252.8
Accumulated other comprehensive income	17.1	11.7

Total shareholders’ equity	1,738.7	1,662.1

	$3,190.4	$3,142.3

(1)	Derived from audited financial statements.
See accompanying Notes to Condensed Consolidated Financial Statements.

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Quarter Ended
	September 29,	September 30,
	2006	2005
	(In millions)
Operating Activities
Net income	$83.9	$50.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	27.3	20.2
Non-current deferred income tax	(7.1)	0.3
(Increase) decrease in:
Accounts and notes receivable	(1.2)	38.0
Inventories	(31.1)	(31.7)
Increase (decrease) in:
Accounts payable and accrued expenses	(43.6)	(33.5)
Advance payments and unearned income	(5.0)	2.2
Income taxes	25.0	24.4
Other	6.0	15.3

Net cash provided by operating activities	54.2	85.5

Investing Activities
Additions of plant and equipment	(21.7)	(14.6)
Additions of capitalized software	(13.3)	(9.4)
Cash paid for short-term investments available-for-sale	(7.5)	(177.4)
Proceeds from the sale of short-term investments available-for-sale	120.1	44.0

Net cash provided by (used in) investing activities	77.6	(157.4)

Financing Activities
Proceeds from borrowings	4.1	309.1
Repayment of borrowings	(5.3)	(14.9)
Proceeds from exercise of employee stock options	4.9	11.5
Repurchases of common stock	(6.9)	(6.0)
Cash dividends	(14.7)	(10.6)

Net cash provided by (used in) financing activities	(17.9)	289.1

Effect of exchange rate changes on cash and cash equivalents	0.9	0.9

Net increase in cash and cash equivalents	114.8	218.1

Cash and cash equivalents, beginning of year	181.3	377.6

Cash and cash equivalents, end of period	$296.1	$595.7

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 29, 2006
Note A — Basis of Presentation and Recent Accounting Pronouncements
Basis of Presentation
     The accompanying condensed consolidated financial statements of Harris Corporation and its subsidiaries (“Harris,” “Company,” “we,” “our,” and “us” refer to Harris Corporation and its consolidated subsidiaries) have been prepared by Harris, without an audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and changes in cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the quarter ended September 29, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at June 30, 2006 has been derived from the audited financial statements but does not include all the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. We provide complete financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (“Fiscal 2006 Form 10-K”).
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Recent Accounting Pronouncements
     In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3 provides a simplified alternative method to calculate the beginning pool of excess tax benefits against which excess future deferred tax assets (that result when the compensation cost recognized for an award exceeds the ultimate tax deduction) could be written off under FASB Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment” (“Statement 123R”). The guidance in FSP 123R-3 was effective on November 10, 2005. We may make a one-time election to adopt the transition method described in FSP 123R-3 before November 10, 2006. We are currently evaluating the available transition alternatives of FSP 123R-3. We currently have implemented the provisions of Statement 123R following the guidance for calculating the pool of excess tax benefits described in paragraph 81 of Statement 123R and the guidance related to reporting cash flows described in paragraph 68 of Statement 123R. If we elect the alternative method described in FSP 123R-3, the effect of applying the transition method described in FSP 123R-3 must be reported as a change in accounting principle in accordance with FASB Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” and the financial results for periods subsequent to the adoption of Statement 123R must be retroactively restated. We will not be required, however, to justify the preferability of our election, if we elect the transition method described in FSP 123R-3, and we are free to choose either approach to the calculation of the pool of excess tax benefits. We do not believe the adoption of FSP 123R-3 will have a material impact on our financial position, results of operations or cash flows.
     In March 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“Issue 06-3”). The Task Force reached a conclusion that the presentation of taxes such as sales, use, value added, and excise taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed by the company. In addition, the company should disclose the amounts of those taxes such as sales, use, value added, and excise taxes that are reported on a gross basis in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of Issue 06-3 are effective for interim and annual reporting periods beginning after December 15, 2006. We have disclosed in our Fiscal 2006 Form 10-K that we record taxes collected from customers and remitted to governmental authorities on a net basis. Our early adoption and implementation of the provisions of Issue 06-3 did not have a material impact on our financial position, results of operations or cash flows.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, which for us will be our fiscal 2008. We are currently evaluating the impact FIN 48 will have on our financial position, results of operations and cash flows.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Statement 157 applies under other accounting pronouncements that require fair value measurement in which the FASB concluded that fair value was the relevant measurement, but does not require any new fair value measurements. Statement 157 will be effective for us beginning in fiscal 2009. We are currently evaluating the impact Statement 157 will have on our financial position, results of operations and cash flows.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“Statement 158”), which amends FASB Statements No. 87, “Employers’ Accounting for Pensions;” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits;” No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions;” and No. 132(R), “Employers’ Disclosures about Pension and Other Postretirement Benefits.” Statement 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through the comprehensive income of a business entity. Statement 158 also requires an employer to measure the funded status of a plan as of the date of the employer’s year-end balance sheet, with limited exceptions. The portion of Statement 158 that requires the recognition of overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability will be effective for us as of June 29, 2007. The portion of Statement 158 that requires an employer to measure the funded status of a plan as of the date of the employer’s year-end balance sheet will be effective for us in fiscal 2009. We are currently evaluating the impact Statement 158 will have on our financial position, results of operations and cash flows.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 expresses the SEC’s views regarding the process of quantifying misstatements in financial statements. The view of the SEC is that the effects of prior year errors in the balance sheet must be taken into account for the current year income statement financial reporting. We implemented the provisions of SAB 108 during the first quarter of fiscal 2007 and it did not have a material impact on our financial position, results of operations or cash flows.
Reclassifications
     Certain prior-year amounts have been reclassified on the accompanying condensed consolidated financial statements to conform with current-year classifications. These reclassifications include:
•	Reclassifying $28.1 million software capitalized under the provisions of the American Institute of Certified Public Accountant Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” from the caption “Other assets” to the caption “Property, plant and equipment” in our Condensed Consolidated Balance Sheet as of June 30, 2006.

•	Reclassifying $2.1 million of the reduction of income tax paid as a result of the deduction related to employees’ exercise of stock options from financing activities to operating activities in our Condensed Consolidated Statement of Cash Flows for the quarter ended September 30, 2005.

•	Reclassifying the purchases and sales of auction rate securities as investing activities rather than cash and cash equivalents. We reclassified $133.4 million from a positive change in cash and cash equivalents to cash used in investing activities, in our Condensed Consolidated Statement of Cash Flows for the quarter ended September 30, 2005.

•	Reclassifying $1.8 million amortization of developed technology from “Engineering, selling and administrative expenses” to “Cost of product sales and services” in our Condensed Consolidated Statement of Income for the quarter ended September 30, 2005.

Note B — Stock Options and Share-Based Compensation
     As of September 29, 2006, we had three shareholder-approved stock incentive plans for employees under which options or other share-based compensation was outstanding, and we had the following types of share-based awards outstanding under these plans: stock options, performance share awards, performance share unit awards, restricted stock awards and restricted stock unit awards. We believe that such awards more closely align the interests of our employees with those of our shareholders. The compensation cost related to our share-based awards that was charged against income was $5.6 million for the quarter ended September 29, 2006 compared to $4.7 million for the quarter ended September 30, 2005.
Note C — Comprehensive Income and Accumulated Other Comprehensive Income
     Total comprehensive income for the quarter ended September 29, 2006 and September 30, 2005 was comprised of the following:

	Quarter Ended
	September 29,	September 30,
	2006	2005
	(In millions)
Net income	$83.9	$50.3
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available-for-sale	—	(0.5)
Foreign currency translation	5.3	5.0
Net unrealized gain on hedging derivatives	0.1	1.1

Total comprehensive income	$89.3	$55.9

     The components of accumulated other comprehensive income, net of related tax, at September 29, 2006 and June 30, 2006 are as follows:

	September 29,	June 30,
	2006	2006
	(In millions)
Foreign currency translation adjustments	$17.1	$11.8
Net unrealized gain (loss) on hedging activity	—	(0.1)

	$17.1	$11.7

Note D — Receivables
     Receivables are summarized below:

	September 29,	June 30,
	2006	2006
	(In millions)
Accounts receivable	$469.3	$479.7
Unbilled cost from cost-plus contracts	90.9	82.6
Notes receivable due within one year, net	16.6	15.6

	576.8	577.9
Less allowances for collection losses	(16.4)	(17.3)

	$560.4	$560.6

Note E — Inventories
     Inventories are summarized below:

	September 29,	June 30,
	2006	2006
	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$162.9	$137.3
Finished products	87.1	90.0
Work in process	70.2	69.4
Raw materials and supplies	178.7	172.2

	$498.9	$468.9

     Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $140.4 million at September 29, 2006 and $131.4 million at June 30, 2006.
Note F — Property, Plant and Equipment
     Property, plant and equipment are summarized below:

	September 29,	June 30,
	2006	2006
	(In millions)
Land	$11.6	$11.6
Software capitalized for internal use	58.1	52.3
Buildings	329.3	326.1
Machinery and equipment	705.3	699.4

	1,104.3	1,089.4
Less allowances for depreciation and software amortization	(701.1)	(696.0)

	$403.2	$393.4

     Depreciation and software amortization expense related to property, plant and equipment for the quarter ended September 29, 2006 was $16.7 million. Depreciation and software amortization expense related to property, plant and equipment for the quarter ended September 30, 2005 was $15.9 million.
Note G — Selected Investments
     We have equity investments in technology companies, which are accounted for using the cost method of accounting. These investments are included in the “Other assets” caption on our accompanying Condensed Consolidated Balance Sheet. These selected investments are summarized below:

	September 29,	June 30,
	2006	2006
Investments (ownership interest)	(In millions)
Terion, Inc. (19.6%)	$3.2	$23.0
AuthenTec, Inc. (17.4%)	10.5	10.5

	$13.7	$33.5

     Terion, Inc. (“Terion”) is a privately-held company that provides wireless data communication and information solutions for mobile and remote business-to-business applications focusing on the transportation industry. None of Terion’s revenue is generated from Harris or its affiliates. We have invested technology and cash in Terion since fiscal 1994 and we currently nominate one member of Terion’s board of directors. As previously reported in our Fiscal 2006 Form 10-K, Terion’s largest customer, which represents approximately 60,000 units of an installed base of approximately 110,000 units, informed Terion in July 2006 that it had signed a contract with another provider and would be moving its fleet off of Terion’s system over the next two years. Terion and the customer are still actively negotiating the terms of the wind down of their relationship, which will likely include an ongoing support agreement between Terion and the customer. Further, Terion is also exploring strategic alternatives for the company. Terion management has provided us with a revised forecast for the business and an update on the strategic alternatives for Terion. We provided this information to an independent valuation specialist to assist in determining the fair value of the investment. Based on the information provided and the analysis performed by the independent valuation specialist using different probabilities for likely outcomes, we recorded a $19.8 million impairment of the investment under the caption “Non-operating income (loss)” on our accompanying Condensed Consolidated Statement of Income in the first quarter of fiscal 2007. The current maximum exposure to loss we have with our ownership interest in Terion is $3.2 million.
     AuthenTec, Inc. (“AuthenTec”) is a privately-held company that provides advanced biometric fingerprint sensors to the PC, wireless, PDA, access control and automotive markets. AuthenTec has shipped over one million of its TruePrint© technology-based sensors to customers worldwide. AuthenTec’s revenue generated from Harris and its affiliates has not been material. We have invested technology and cash in AuthenTec since 1998 and we currently nominate one member of AuthenTec’s board of directors. The maximum exposure to loss we have with our ownership interest in AuthenTec is $10.5 million. We use an independent valuation specialist to assist us in determining the fair value of the investment.
Note H — Accrued Warranties
     Changes in our warranty liability, which is included as a component of “Other accrued items” on the accompanying Condensed Consolidated Balance Sheet, during the first quarter of fiscal 2007, are as follows:

(In millions)
Balance as of June 30, 2006	$30.2
Warranty provision for sales made during the quarter ended September 29, 2006	5.2
Settlements made during the quarter ended September 29, 2006	(3.3)
Other adjustments to the warranty liability, including those for acquisitions and foreign currency translation, during the quarter ended September 29, 2006	—

Balance as of September 29, 2006	$32.1

Note I — Net Income Per Diluted Share
     The computations of net income per diluted share are as follows:

	Quarter Ended
	September 29,	September 30,
	2006	2005
	(In millions, except per share amounts)
Net income	$83.9	$50.3
Impact of convertible debentures	1.0	1.0

Net income used in diluted share calculation(A)	$84.9	$51.3

Basic weighted average shares outstanding	132.9	132.5
Impact of dilutive stock options	2.2	2.0
Impact of convertible debentures	6.6	6.6

Diluted weighted average shares outstanding(B)	141.7	141.1

Net income per diluted share(A)/(B)	$.60	$.36
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
     After giving effect to the adjustment in connection with our March 2005 stock split, a holder will receive 44.2404 shares of our common stock for each $1,000 of debentures surrendered for conversion. This represents a conversion price of $22.625 per share of our common stock. Based upon satisfaction of the market price trigger as of the end of the calendar quarter ended September 30, 2006, these debentures are convertible into shares of our common stock during the calendar quarter ending December 31, 2006.
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
     We have assessed whether the embedded conversion feature within our 3.5% Convertible Debentures due 2022 should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings under paragraph 12 of FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”). Based on our assessment, we have determined that the conversion feature is not required to be bifurcated under the provisions of Statement 133; EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock;” FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” or EITF Issue No. 05-2, “The Meaning of Conventional Convertible Debt Instrument in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”
Note J — Non-Operating Income (Loss)
     The components of non-operating income (loss) are as follows:

	Quarter Ended
	September 29,	September 30,
	2006	2005
	(In millions)
Write-downs of investments from other-than-temporary decreases in market value	$(19.8)	$(0.2)
Royalty income (expense)	1.3	(0.3)
Equity income (loss)	—	(0.1)

	$(18.5)	$(0.6)

Note K — Guarantees and Commitments
     During the quarter ended September 29, 2006, our Broadcast Communications segment entered into an agreement to sell products and services to a customer (the “Customer”) in connection with the Customer’s prime contract (the “Prime Contract”) to provide 19 transmission stations to a state agency (the “Agency”). Pursuant to the terms of the Prime Contract, the Customer was required to post a $20 million bond in favor of the Agency to secure the Customer’s obligations under the Prime Contract. In order to facilitate the issuance of the bond, we entered into an agreement with the Customer and the bond surety to provide additional indemnity to the surety in the event the surety incurs any loss by reason of executing such bond. Our indemnity obligations are supported by, among other things, $2 million in irrevocable standby letters of credit obtained by the Customer in favor of Harris; a guarantee from the Customer, as primary guarantor, in favor of Harris of up to approximately $11 million; personal guarantees from certain principals of the Customer, as secondary guarantors, in favor of Harris of up to approximately $11 million in the aggregate; an additional fee payable by the Customer to Harris of up to $300,000; certain additional undertakings by the Customer to Harris with respect to the amount of Harris products and services to be sold by Harris to the Customer in connection with the Customer’s Prime Contract with the Agency; an agreement by the Customer to use best efforts to include Harris in any resolution procedure should default be declared or a claim be made to the bond; and an agreement with the Customer, to the extent the Customer is able, recommending Harris “step into” the Customer’s place in the event the Customer is not able to perform under the Prime Contract with the Agency. The bond may remain outstanding until February 2010. We believe that the technical, project and financial risk associated with our agreement to provide additional indemnity to the surety is remote and should not have a material effect on our financial position, results of operations or cash flows.
Note L — Income Taxes
     Our effective tax rate (income taxes as a percentage of income before income taxes) was 24.1 percent in the first quarter of fiscal 2007, compared to 36.8 percent in the first quarter of fiscal 2006. The first quarter of fiscal 2007 reduction in tax rate resulted from a favorable settlement that was approved by the United States Joint Committee on Taxation and related matters between us and the Internal Revenue Service concerning the tax audit for fiscal years 2001, 2002 and 2003, which settlement and related matters were in an aggregate amount of $12 million. The first quarter of fiscal 2006 effective tax rate was impacted significantly by $18.0 million in pre-tax charges related to the consolidation of our Broadcast Communications segment’s manufacturing locations in foreign jurisdictions where we have significant net operating losses.
Note M — Business Segments
     We are structured primarily around the markets we serve and operate in four business segments — Government Communications Systems, RF Communications, Microwave Communications and Broadcast Communications. Our Government Communications Systems segment engages in advanced research and develops, designs, produces and services advanced communication and information processing systems, primarily for the U.S. Department of Defense and various other agencies of the U.S. Government. Our RF Communications segment performs advanced research and develops, designs, manufactures, sells and services secure tactical radio products, primarily for the U.S. Department of Defense and various international defense agencies. Our Microwave Communications segment designs, manufactures, sells and services microwave radio products and develops, designs, produces, sells and services network management systems, primarily for cellular network providers and private network operators. Our Broadcast Communications segment designs, manufactures, sells and services television and radio transmission products; high-performance video systems and products; software solutions related to automation, asset management control and workflow; and broadcast networking systems and products, primarily for radio and television broadcasters as well as governmental agencies. Within each of our business segments there are multiple program areas and product lines that logically aggregate into our four business segments described above. None of these program areas or product lines warrant disclosure as a separate business segment.
     The accounting policies of our operating segments are the same as those described in Note 1: “Significant Accounting Policies” in our Fiscal 2006 Form 10-K. We evaluate each segment’s performance based on its “operating income or loss,” which we define as profit or loss from operations before income taxes excluding interest income and expense, equity income and gains or losses from securities and other investments. Intersegment sales are transferred at cost to the buying segment and the sourcing segment recognizes a normal profit that is eliminated. The “Corporate eliminations” line item in the tables below represents the elimination of intersegment sales and their related profits. “Headquarters expense” represents the portion of corporate expenses not allocated to the business segments.
     Total assets by business segment are summarized below:

	September 29,	June 30,
	2006	2006
	(In millions)
Total Assets
Government Communications Systems	$737.8	$697.6
RF Communications	328.9	297.4
Microwave Communications	340.2	340.7
Broadcast Communications	1,328.4	1,336.8
Headquarters	455.1	469.8

	$3,190.4	$3,142.3

     Segment revenue, segment operating income (loss) and a reconciliation of segment operating income (loss) to total income before income taxes follows:

	Quarter Ended
	September 29,	September 30,
	2006	2005
	(In millions)
Revenue
Government Communications Systems	$459.2	$432.5
RF Communications	263.7	170.9
Microwave Communications	93.6	75.3
Broadcast Communications	139.8	87.7
Corporate eliminations	(9.5)	(6.7)

	$946.8	$759.7

Income Before Income Taxes
Segment Operating Income (Loss):
Government Communications Systems	$53.0	$53.4
RF Communications	87.7	58.1
Microwave Communications	7.9	3.0
Broadcast Communications (1)	8.8	(12.0)
Headquarters expense	(16.4)	(15.5)
Corporate eliminations	(4.5)	(3.6)
Non-operating income (loss) (2)	(18.5)	(0.6)
Net interest	(7.4)	(3.2)

	$110.6	$79.6

(1)	The operating loss in the Broadcast Communications segment in the first quarter of fiscal 2006 included $18.0 million in charges associated with consolidating manufacturing locations and other cost-reduction initiatives. Included in these charges were severance-related exit costs of approximately $6.5 million.

(2)	“Non-operating income (loss)” includes equity losses, royalties and related intellectual property expenses and write-downs of investments and expenses associated with our selected investments. In the first quarter of fiscal 2007, we recorded a $19.8 million impairment to our investment in Terion. Additional information regarding non-operating income (loss) is set forth in Note J — “Non-Operating Income (Loss).”
Note N — Other Events
     On September 5, 2006, we announced that we entered into a definitive agreement with Stratex Networks, Inc. (“Stratex Networks”), a publicly held provider of high-speed wireless transmission systems, under which we will combine our Microwave Communications Division with Stratex Networks to form a new company named “Harris Stratex Networks, Inc.” Under the terms of the agreement, we will contribute our Microwave Communications Division including $25 million of cash in exchange for approximately 56 percent ownership of the combined company. Stratex Networks shareholders will exchange their existing ownership of Stratex Networks for approximately 44 percent ownership of the combined company. The transaction is subject to approval by Stratex Networks shareholders, customary regulatory approvals, and other customary closing conditions. Following the closing, it is expected that Harris Stratex Networks, Inc. will be listed on the NASDAQ Global Market. The transaction is expected to close during the third quarter of our fiscal year 2007. The financial results of Harris Stratex Networks, Inc. will be reflected in our consolidated financial statements, with appropriate elimination of the minority interest not held by us.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Harris Corporation
     We have reviewed the condensed consolidated balance sheet of Harris Corporation and subsidiaries as of September 29, 2006, and the related condensed consolidated statement of income for the quarter ended September 29, 2006 and September 30, 2005, and the condensed consolidated statement of cash flows for the quarter ended September 29, 2006 and September 30, 2005. These financial statements are the responsibility of the Company’s management.
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
     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Harris Corporation and subsidiaries as of June 30, 2006, and the related consolidated statements of income, cash flows, and comprehensive income and shareholders’ equity for the year then ended, not presented herein, and in our report dated August 25, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Certified Public Accountants

Jacksonville, Florida
October 24, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist in an understanding of Harris. MD&A is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes to Condensed Consolidated Financial Statements (“Notes”) appearing elsewhere in this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements and MD&A included in our Fiscal 2006 Form 10-K. Except for the historical information contained herein, the discussions in MD&A contain forward-looking statements that involve risks and uncertainties. Our actual results for future periods could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under “Forward-Looking Statements and Factors that May Affect Future Results.”
     The following is a list of the sections of MD&A contained in this Quarterly Report on Form 10-Q, together with our perspective on the contents of these sections of MD&A, which we hope will make reading these pages more productive:
•	Operations Review — an analysis of our consolidated results of operations and of the results in each of our four operating segments, to the extent the operating segment results are helpful to an understanding of our business as a whole, for the periods presented in our Condensed Consolidated Financial Statements.

•	Liquidity and Capital Resources — an analysis of cash flows, common stock repurchases, dividend policy, capital structure and resources, off-balance sheet arrangements, commercial commitments and contractual obligations.

•	Critical Accounting Policies and Estimates — information about accounting policies that require critical judgments and estimates and of accounting pronouncements that have been issued but not yet implemented by us and their potential impact.

•	Forward-Looking Statements and Factors that May Affect Future Results — cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.
OPERATIONS REVIEW
Highlights
     Operations results for the first quarter of fiscal 2007 include:
•	Net income increased 66.8 percent from $50.3 million, or $.36 per diluted share, in the first quarter of fiscal 2006 to $83.9 million, or $.60 per diluted share, in the first quarter of fiscal 2007;

•	Revenue increased 24.6 percent from $759.7 million in the first quarter of fiscal 2006 to $946.8 million in the first quarter of fiscal 2007;

•	Government Communications Systems revenue increased by 6.2 percent and operating income decreased slightly compared to the prior-year quarter;

•	RF Communications achieved revenue growth of 54.3 percent and operating income increased 50.9 percent compared to the prior-year quarter;

•	Microwave Communications revenue increased 24.3 percent compared to the prior-year quarter and operating income increased to $7.9 million in the first quarter of fiscal 2007 compared to operating income of $3.0 million in the prior-year quarter;

•	Broadcast Communications achieved revenue growth of 59.4 percent compared to the prior-year quarter and operating income increased to $8.8 million in the first quarter of fiscal 2007 compared to an operating loss of $12.0 million in the prior-year quarter. These results include the results of Leitch Technology Corporation (“Leitch”), which we acquired on October 25, 2005, and the results of Optimal Solutions, Inc. (“OSi”) and Aastra Digital Video, each of which we acquired during the fourth quarter of fiscal 2006; and
•	An impairment to our investment in Terion of $19.8 million.
Revenue and Income

	Quarter Ended
	September 29,	September 30,	%
	2006	2005	Inc / (Dec)
	(In millions, except per share amounts and
	percentages)
Revenue	$946.8	$759.7	24.6%
Net income	$83.9	$50.3	66.8%
% of revenue	8.9%	6.6%
Net income per diluted common share	$.60	$.36	66.7%
     Revenue for the quarter ended September 29, 2006 was $946.8 million, an increase of 24.6 percent compared to the prior-year quarter. Revenue increased in all four segments. The growth was led by our Broadcast Communications and RF Communications segments, which increased 59.4 percent and 54.3 percent over the prior-year quarter, respectively. The revenue growth in our Broadcast Communications segment was primarily due to our October 2005 acquisition of Leitch. Our Microwave Communications segment also showed strong revenue growth of 24.3 percent over the prior-year quarter.
     Net income for the quarter ended September 29, 2006 was $83.9 million, or $.60 per diluted share, compared to $50.3 million, or $.36 per diluted share, for the quarter ended September 30, 2005. The increase in net income was led by a 50.9 percent increase in our RF Communications segment operating income that primarily resulted from increased demand for tactical radio products. Operating income in our Broadcast Communications segment also improved significantly from an operating loss of $12.0 million in the first quarter of fiscal 2006 to operating income of $8.8 million in the first quarter of fiscal 2007. The increase was primarily due to $18.0 million in charges during the first quarter of fiscal 2006 associated with consolidating manufacturing locations and other cost-reduction initiatives.
     Net income during the first quarter of fiscal 2007 also benefited from a reduction in tax rate resulting from a favorable settlement that was approved by the United States Joint Committee on Taxation and related matters between us and the Internal Revenue Service concerning the tax audit for fiscal years 2001, 2002 and 2003, which settlement and related matters were in an aggregate amount of $12 million. The quarter-over-quarter improvement in net income was partially offset by a $19.8 million pre-tax ($12.9 million after-tax) impairment to our investment in Terion that was recorded during the first quarter of fiscal 2007.
     See the “Discussion of Business Segments” section of this MD&A for further information.
Gross Margin

	Quarter Ended
	September 29,	September 30,	%
	2006	2005	Inc / (Dec)
	(In millions, except percentages)
Revenue	$946.8	$759.7	24.6%
Cost of product sales and services	(640.9)	(536.6)	19.4%
Gross margin	$305.9	$223.1	37.1%
% of revenue	32.3%	29.4%
     Our gross margin (revenue less cost of product sales and services) as a percentage of revenue was 32.3 percent in the first quarter of fiscal 2007, compared to 29.4 percent in the first quarter of fiscal 2006. The increase in gross margin as a percentage of revenue was driven by a higher percentage of our overall revenue coming from our RF Communications segment, the impact of our October 25, 2005 acquisition of Leitch, and $11.3 million in charges during the first quarter of fiscal 2006 associated with our Broadcast Communications segment’s consolidation of manufacturing locations and other cost-reduction initiatives. Other factors contributing to the increase in gross margin as a percentage of revenue included improved margins and an increase in the volume of higher-margin sales by our Microwave Communications segment and a decrease in the percentage of our overall revenue contributed by our Government Communications Systems segment. These improvements to gross margin as a percentage of revenue were partially offset by a decrease in gross margin as a percentage of revenue in our RF Communications and Government Communications Systems segments. See the “Discussion of Business Segments” section of this MD&A for further information.
Engineering, Selling and Administrative Expenses

	Quarter Ended
	September 29,	September 30,	%
	2006	2005	Inc / (Dec)
	(In millions, except percentages)
Engineering, selling and administrative expenses	$169.4	$139.7	21.3%
% of revenue	17.9%	18.4%
     Our engineering, selling and administrative expenses increased from $139.7 million in the first quarter of fiscal 2006 to $169.4 million in the first quarter of fiscal 2007. As a percentage of revenue, these expenses decreased from 18.4 percent in the first quarter of fiscal 2006 to 17.9 percent in the first quarter of fiscal 2007. The increase in engineering, selling and administrative expenses was primarily due to our October 25, 2005 acquisition of Leitch and increased spending in our RF Communications and Microwave Communications segments, which experienced 54.3 percent and 24.3 percent revenue growth over the prior-year quarter, respectively. These increases in engineering, selling and administrative expenses were partially offset by $6.7 million in charges during the first quarter of fiscal 2006 associated with our Broadcast Communications segment’s consolidation of manufacturing locations and other cost-reduction initiatives. The decrease in engineering, selling and administrative expenses as a percentage of revenue was primarily due to the increased sales volume at our RF Communications segment and the aforementioned $6.7 million in charges during the first quarter of fiscal 2006 in our Broadcast Communications segment, which were partially offset by the impact of our Leitch acquisition. See the “Discussion of Business Segments” section of this MD&A for further information.
Non-Operating Income (Loss)

	Quarter Ended
	September 29,	September 30,	%
	2006	2005	Inc / (Dec)
	(In millions, except percentages)
Non-operating income (loss)	$(18.5)	$(0.6)	2,983.3%
     We had a non-operating loss of $18.5 million for the quarter ended September 29, 2006, compared to a non-operating loss of $0.6 million for the quarter ended September 30, 2005. The increase in our non-operating loss was due to a $19.8 million write-down of our investment in Terion in the first quarter of fiscal 2007. This loss was partially offset by royalty income of $1.3 million in the first quarter of fiscal 2007. See Note G — “Selected Investments” in the Notes for further information.
Interest Income and Interest Expense

	Quarter Ended
	September 29,	September 30,	%
	2006	2005	Inc / (Dec)
	(In millions, except percentages)
Interest income	$2.4	$3.2	(25.0)%
Interest expense	(9.8)	(6.4)	53.1%
     Our interest income decreased to $2.4 million in the first quarter of fiscal 2007 from $3.2 million in the first quarter of fiscal 2006 primarily due to lower balances of cash and short-term investments when compared to the prior-year quarter. Our interest expense increased from $6.4 million in the quarter ended September 30, 2005 to $9.8 million in the quarter ended September 29, 2006 primarily due to our issuance on September 20, 2005 of $300 million in aggregate principal amount of 5% Notes due October 1, 2015.

Income Taxes

	Quarter Ended
	September 29,	September 30,	%
	2006	2005	Inc / (Dec)
	(In millions, except percentages)
Income taxes	$26.7	$29.3	(8.9)%
Effective tax rate	24.1%	36.8%
     Our effective tax rate (income taxes as a percentage of income before income taxes) was 24.1 percent in the first quarter of fiscal 2007, compared to 36.8 percent in the first quarter of fiscal 2006. The reduction in tax rate resulted from a favorable settlement that was approved by the United States Joint Committee on Taxation and related matters between us and the Internal Revenue Service concerning the tax audit for fiscal years 2001, 2002 and 2003, which settlement and related matters were in an aggregate amount of $12 million. The first quarter of fiscal 2006 effective tax rate was impacted significantly by $18.0 million in pre-tax charges related to the consolidation of our Broadcast Communications segment’s manufacturing locations in foreign jurisdictions where we have significant net operating losses.
Discussion of Business Segments
Government Communications Systems Segment

	Quarter Ended
	September 29,	September 30,	%
	2006	2005	Inc / (Dec)
	(In millions, except percentages)
Revenue	$459.2	$432.5	6.2%
Segment operating income	53.0	53.4	(0.7)%
% of revenue	11.5%	12.3%
     Government Communications Systems segment revenue increased 6.2 percent while operating income decreased 0.7 percent from the first quarter of fiscal 2006 to the first quarter of fiscal 2007. The operating income in the first quarter of fiscal 2006 benefited from a higher percentage of higher-margin fixed-price production programs. Operating performance continued to be excellent.
     Revenue growth was led by the ramp-up of the five-year, $600 million contract with the U.S. Census Bureau for its Field Data Collection Automation program. We are integrating multiple automated systems that will enable census takers to electronically collect data in door-to-door interviews during the 2010 Census. Higher revenue also resulted from the Federal Aviation Administrative (“FAA”) Telecommunications Infrastructure (“FTI”) program. The 15-year, $2.2 billion FTI program is creating the most secure, efficient and advanced network of its kind in the U.S. Government. We recently completed the transition of FTI’s new satellite network to serve operational requirements and the new mission support network that provides the FAA’s administrative functions. Higher revenue also came from the continuing ramp-up of the 10-year, $1 billion Patriot technical services program for the National Reconnaissance Office. Additional programs contributing to higher revenue in the first quarter of fiscal 2007 included several classified programs as well as weapons data links, avionics, commercial satellite antenna systems, and other communication electronics.
RF Communications Segment

	Quarter Ended
	September 29,	September 30,	%
	2006	2005	Inc / (Dec)
	(In millions, except percentages)
Revenue	$263.7	$170.9	54.3%
Segment operating income	87.7	58.1	50.9%
% of revenue	33.3%	34.0%
     RF Communications segment revenue increased 54.3 percent and operating income increased 50.9 percent from the first quarter of fiscal 2006 to the first quarter of fiscal 2007. Orders in the first quarter of fiscal 2007 more than doubled compared to the prior-year quarter. Orders during the first quarter of fiscal 2007 substantially outpaced sales, further increasing the segment’s already substantial backlog.
     Revenue and order growth was strong in both U.S. and international markets, reflecting worldwide demand and customer preference for our high-performance, feature-rich tactical radios. Orders in the first quarter of fiscal 2007 included multiple new requirements for Falcon® II radios from the U.S. Army and the Marine Corps for HF and multiband radios. Orders were also received for the new

Falcon® III multiband handheld radios. Significant international orders during the first quarter of fiscal 2007 included HF and VHF radios for the governments of Algeria, Georgia, Dominican Republic, Panama and Indonesia. After the close of the first quarter of fiscal 2007, we received our first international order for the Falcon® III handheld radio, which came from the Australian Army.
     Operating income as a percentage of revenue was 33.3 percent of revenue in the first quarter of fiscal 2007 compared to 34.0 percent of revenue in the prior-year quarter. The decrease in operating income as a percentage of revenue was primarily due to the higher percentage of sales from our vehicular version of the Falcon® III multiband handheld radio (AN/VRC-110) that is in its early roll-out phase of production and has not yet reached its full gross margin potential.
Microwave Communications Segment

	Quarter Ended
	September 29,	September 30,	%
	2006	2005	Inc / (Dec)
	(In millions, except percentages)
Revenue	$93.6	$75.3	24.3%
Segment operating income	7.9	3.0	163.3%
% of revenue	8.4%	4.0%
     Microwave Communications segment revenue increased 24.3 percent from the first quarter of fiscal 2006 to the first quarter of fiscal 2007. The segment had operating income of $7.9 million in the first quarter of fiscal 2007 compared to operating income of $3.0 million in the first quarter of fiscal 2006. Operating income as a percentage of revenue increased from 4.0 percent in the first quarter of fiscal 2006 to 8.4 percent in the first quarter of fiscal 2007 on higher sales and higher gross margins provided by the new TRuepoint® family of products.
     Demand in North American markets was driven primarily by mobile operators that are upgrading and expanding networks for high bandwidth voice, data and video services and by private networks upgrading for increased reliability, survivability and interoperability. International demand increased significantly during the first quarter of fiscal 2007, driven by network expansions for a diverse and growing customer base throughout West Africa, East Africa, the Middle East and Eastern Europe. Major orders in the first quarter of fiscal 2007 came from regional operators in Nigeria, Tanzania, Kenya, Iraq and Mexico. We also received the first order from a major European telecommunications systems integrator for high-capacity TRuepoint® radios for a large 3G operator in Indonesia, with follow-on requirements expected in the second quarter of fiscal 2007. During the first quarter of fiscal 2007, we also secured a five-year supplier agreement with Africa’s largest mobile phone operator, MTN Group. We will supply digital microwave radios for backhaul and access applications across MTN’s extensive networks in Africa.
     As previously announced, we signed an agreement on September 5, 2006 to combine our Microwave Communications segment with Stratex Networks. This combination is expected to close in the third quarter of fiscal 2007. The new company will be called Harris Stratex Networks, Inc. The combined company would have had annual revenue of $600 million for the 12 months ended June 30, 2006. We will be the majority shareholder with approximately 56 percent ownership of the new company. The combined company is expected to generate increased revenue and profitability and to be better able to compete as a result of increased scale, global reach and product breadth. Upon closing of the transaction, we expect to record a significant gain, which gain will be partially offset by integration related costs.
Broadcast Communications Segment

	Quarter Ended
	September 29,	September 30,	%
	2006	2005	Inc / (Dec)
	(In millions, except percentages)
Revenue	$139.8	$87.7	59.4%
Segment operating income (loss)	8.8	(12.0)	*
% of revenue	6.3%	(13.7)%
* Not meaningful
     Broadcast Communications segment revenue increased 59.4 percent from the first quarter of fiscal 2006 to the first quarter of fiscal 2007, and operating income improved from an operating loss of $12.0 million in the first quarter of fiscal 2006 to operating income of $8.8 million in the first quarter of fiscal 2007. Revenue in the first quarter of fiscal 2007 benefited from the October 2005 acquisition of Leitch, and the acquisitions of OSi and Aastra Digital Video during the fourth quarter of fiscal 2006. The increase in segment operating income in the first quarter of fiscal 2007 when compared to the first quarter of fiscal 2006 was mostly attributable to $18.0 million in charges during the first quarter of fiscal 2006 associated with consolidating manufacturing locations and other cost-reduction initiatives.
     Component shortages from vendors and a slip in shipments for the segment’s video distribution and networking equipment had a negative impact on revenue and operating income in the first quarter of fiscal 2007. New environmental regulations in the European Union, which became effective on July 1, 2006, caused a spike in demand for lead-free electronic components, resulting in industry-wide supply chain shortages.
     Orders more than doubled in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 and were higher than revenue. Even without the benefit of recent acquisitions, orders increased 35 percent in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. Strong orders in the quarter were led by the software systems area of the business, including an order with British Sky Broadcasting for the new H-Class™ Airtime Sales system, an advanced, scalable solution for controlling, monitoring and executing complex advertising campaigns. Also during the first quarter of fiscal 2007, we received orders for software systems from two major station groups, including Allbritton Communications and its ABC affiliate stations, for air-time sales, traffic and billing software systems. These software solutions were added to the Harris product suite by the April 2006 acquisition of OSi and provide new technology allowing stations to centralize their data collection to support more efficient operations.
     Orders for video distribution and networking equipment also were strong, increasing 20 percent during the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006, and backlog is building. The combined strength in demand for HD digital distribution and conversion equipment in North America and the Pacific Rim drove higher orders. Orders in the first quarter of fiscal 2007 included a multi-million dollar order for deployment of servers, networking equipment and digital asset management solutions for two U.S. military bases. Our equipment will digitally transport, ingest, store, add metadata, analyze and archive large quantities of video produced during military training exercises. The video will come from more than 60 different sources, including night-vision cameras, handheld camcorders and fixed camera locations. Providing video infrastructure and networking solutions for U.S. military bases is a new market for Harris.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Quarter Ended
	September 29,	September 30,
	2006	2005
	(In millions)
Net cash provided by operating activities	$54.2	$85.5
Net cash provided by (used in) investing activities	77.6	(157.4)
Net cash provided by (used in) financing activities	(17.9)	289.1
Effect of exchange rate changes on cash and cash equivalents	0.9	0.9

Net increase in cash and cash equivalents	$114.8	$218.1

     Cash and Cash Equivalents: Our cash and cash equivalents increased $114.8 million from the end of fiscal 2006 to $296.1 million at the end of the first quarter of fiscal 2007. The increase was primarily due to $112.6 million of net proceeds received from the sale of short-term investments and $54.2 million of net cash provided by operating activities.
     Management currently believes that existing cash, funds generated from operations, sales of marketable securities, our credit facilities and access to the public and private debt and equity markets will be sufficient to provide for our anticipated requirements for working capital, capital expenditures and share repurchases under the current repurchase program for the next 12 months and the foreseeable future. We expect tax payments over the next three years to approximate our tax expense during the same period. With the exception of potential acquisitions, no other significant cash payments are anticipated during the remainder of fiscal 2007 and thereafter, other than those noted in the “Commercial Commitments and Contractual Obligations” discussion below of this MD&A and the contribution of $25 million of cash we will make in connection with the transactions pursuant to the definitive agreement we entered into with Stratex Networks, as described in Note N — “Other Events” in the Notes.
     There can be no assurance, however, that our business will continue to generate cash flow at current levels, or that anticipated operational improvements will be achieved. If we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations, we may be required to sell assets, reduce capital expenditures, reduce or terminate our stock repurchase program, reduce or eliminate dividends, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal payments, pay interest on or refinance our indebtedness or obtain additional funding depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the government, defense, microwave communications and broadcast communications markets and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.
     Net cash provided by operating activities: Our net cash provided by operating activities was $54.2 million in the first quarter of fiscal 2007 compared to $85.5 million in the first quarter of fiscal 2006. All four of our operating segments had positive cash flows for the first quarter of fiscal 2007, and the RF Communications, Microwave Communications and Broadcast Communications segments had higher operating cash flows than in the comparable prior-year period primarily due to increased operating income. These positive cash flow comparisons were entirely offset by a decrease in cash flow from operations in our Government Communications Systems segment due to large accounts receivable collections in the first quarter of fiscal 2006. We expect cash flow provided by operating activities in fiscal 2007 to be in the $400 million to $450 million range.
     Net cash provided by (used in) investing activities: Our net cash provided by investing activities was $77.6 million in the first quarter of fiscal 2007 compared to net cash used in investing activities of $157.4 million in the first quarter of fiscal 2006. Net cash provided by investing activities in the first quarter of fiscal 2007 was primarily due to the net proceeds from the sale of short-term investments of $112.6 million. This was partially offset by $21.7 million of property, plant and equipment additions and $13.3 million of capitalized software additions. Our total capital expenditures, including capitalized software, in fiscal 2007 are expected to be in the $140 million to $150 million range. Net cash used in investing activities in the first quarter of fiscal 2006 was primarily due to the net purchase of short-term investments of $133.4 million; $14.6 million of property, plant and equipment additions and $9.4 million of capitalized software additions.
     Net cash provided by (used in) financing activities: Our net cash used in financing activities in the first quarter of fiscal 2007 was $17.9 million, compared to net cash provided by financing activities in the first quarter of fiscal 2006 of $289.1 million. Net cash provided by financing activities in the first quarter of fiscal 2006 was primarily from the issuance of $300 million in aggregate principal amount of 5% Notes due October 1, 2015. Net cash used in financing activities in the first quarter of fiscal 2007 included payment of $14.7 million of cash dividends and $6.9 million used for the repurchase of common stock. These amounts were partially offset by proceeds from the exercise of employee stock options of $4.9 million.
Common Stock Repurchases
     We repurchased 160,000 shares of our common stock in the first quarter of fiscal 2007 under our repurchase program at an average price per share of $43.03. We repurchased 150,000 shares of our common stock during the first quarter of fiscal 2006 under our repurchase program at an average price per share of $39.98. We currently expect that we will repurchase shares of common stock to offset the dilutive effect of shares issued under our share-based incentive plans. Additional information regarding share repurchases during the first quarter of fiscal 2007 and our repurchase program is set forth in this Quarterly Report on Form 10-Q under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
Dividend Policy
     On August 26, 2006, our Board of Directors authorized an increase in our quarterly common stock dividend rate, from $0.08 per share to $0.11 per share, for an annualized rate of $0.44 per share. This was the fifth consecutive annual increase in our dividend rate. Our annual common stock dividend was $0.32 per share in fiscal 2006. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects, and other factors that our Board may deem relevant.
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
     The Credit Agreement contains certain covenants, including covenants limiting: liens on our assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and the use of proceeds for hostile acquisitions. The Credit Agreement also prohibits our consolidated ratio of total indebtedness to total capital from being greater than 0.60 to 1.00 and prohibits our consolidated ratio of adjusted EBITDA to net interest expense from being less than 3.00 to 1.00 for any rolling four-quarter period. The Credit Agreement contains certain events of default, including payment defaults; failure to perform or observe terms and covenants; material inaccuracy of representations or warranties; default under other indebtedness with a principal amount in excess of $50 million; the occurrence of one or more judgments or orders for the payment of money in excess of $50 million that remain unsatisfied; incurrence of certain ERISA liabilities in excess of $50 million; failure to pay debts as they come due, or our bankruptcy; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings, together with accrued interest and fees, to be immediately due and payable. All amounts borrowed or outstanding under the Credit Agreement are due and mature on March 31, 2010, unless the commitments are terminated earlier either at our request or if certain events of default occur. At September 29, 2006, no borrowings were outstanding under the Credit Agreement.
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
     In fiscal 2003, we issued $150 million in aggregate principal amount of 3.5% Convertible Debentures due 2022. These debentures are convertible at a conversion price of $22.625 during any calendar quarter if the closing price of our common stock, for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the prior calendar quarter, is more than $24.8875, and in certain other circumstances as described in Note I — “Net Income Per Diluted Share” in the Notes. Based upon satisfaction of the market price trigger as of the end of the calendar quarter ended September 30, 2006, these debentures are convertible during the calendar quarter ended December 31, 2006 into shares of our common stock.
     In addition to our $150 million 3.5% Convertible Debentures and $300 million 5% Notes mentioned above, we have outstanding unsecured long-term debt securities of $250.9 million. The earliest maturity date of any such long-term debt securities is fiscal 2008.
     We have uncommitted short-term lines of credit. These lines provide for borrowings at various interest rates, typically may be terminated upon notice, may be used on such terms as mutually agreed to by the banks and us and are reviewed annually for renewal or modification. These lines do not require compensating balances. We have a short-term commercial paper program in place, which we may utilize to satisfy short-term cash requirements. There were no borrowings under the commercial paper program at September 29, 2006.
     Our debt is currently rated “BBB” by Standard and Poor’s Rating Group and “Baa2” by Moody’s Investors Service. We expect to maintain operating ratios, fixed-charge coverage ratios and balance sheet ratios sufficient for retention of or improvement to these debt ratings. There are no assurances that our credit ratings will not be reduced in the future. If our credit rating is lowered below “investment grade,” then we may not be able to issue short-term commercial paper, but may instead need to borrow under our credit facilities or pursue other options. We do not currently foresee losing our investment-grade debt ratings, however, no assurances can be given. If our debt ratings were downgraded, however, it could adversely impact, among other things, our future borrowing costs and access to capital markets.

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
     During the quarter ended September 29, 2006, our Broadcast Communications segment entered into an agreement to sell products and services to a customer (the “Customer”) in connection with the Customer’s prime contract (the “Prime Contract”) to provide 19 transmission stations to a state agency (the “Agency”). Pursuant to the terms of the Prime Contract, the Customer was required to post a $20 million bond in favor of the Agency to secure the Customer’s obligations under the Prime Contract. In order to facilitate the issuance of the bond, we entered into an agreement with the Customer and the bond surety to provide additional indemnity to the surety in the event the surety incurs any loss by reason of executing such bond. Our indemnity obligations are supported by, among other things, $2 million in irrevocable standby letters of credit obtained by the Customer in favor of Harris; a guarantee from the Customer, as primary guarantor, in favor of Harris of up to approximately $11 million; personal guarantees from certain principals of the Customer, as secondary guarantors, in favor of Harris of up to approximately $11 million in the aggregate; an additional fee payable by the Customer to Harris of up to $300,000; certain additional undertakings by the Customer to Harris with respect to the amount of Harris products and services to be sold by Harris to the Customer in connection with the Customer’s Prime Contract with the Agency; an agreement by the Customer to use best efforts to include Harris in any resolution procedure should default be declared or a claim be made to the bond; and an agreement with the Customer, to the extent the Customer is able, recommending Harris “step into” the Customer’s place in the event the Customer is not able to perform under the Prime Contract with the Agency. The bond may remain outstanding until February 2010. We believe that the technical, project and financial risk associated with our agreement to provide additional indemnity to the surety is remote and should not have a material effect on our financial position, results of operations or cash flows.
     There is a $9.0 million potential payment to the former owners of OSi if certain financial performance criteria are met in the future. There is also a potential payment to the former owners of Question d’Image, which we purchased in fiscal 2005, if certain financial performance criteria are met. Liabilities are not reflected in the Condensed Consolidated Balance Sheet for these potential payments until the performance criteria have been met. If the performance criteria related to these payments are met in the future, we will accrue the liability and adjust goodwill on our Condensed Consolidated Balance Sheet in the period that the performance criteria are met.
     Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of September 29, 2006, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, cash flows or financial condition.
Commercial Commitments and Contractual Obligations
     The amounts disclosed in our Fiscal 2006 Form 10-K include our commercial commitments and contractual obligations. During the quarter ended September 29, 2006, other than the aforementioned agreement by Harris to provide additional indemnity to the surety in respect of a $20 million bond posted by our Broadcast Communications segment’s Customer in favor of the Agency, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our Fiscal 2006 Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1: “Significant Accounting Policies” in our Notes to Consolidated Financial Statements included in our Fiscal 2006 Form 10-K. Critical accounting policies and estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies and estimates for us include: (i) revenue recognition on development and production contracts and contract estimates, (ii) provisions for excess and obsolete inventory losses, (iii) valuation of selected investments, (iv) impairment testing of goodwill, (v) income taxes and tax valuation allowances, and (vi) assumptions used to record stock options and share-based compensation. For additional discussion of our critical accounting policies and estimates, see our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2006 Form 10-K.
Impact Of Recently Issued Accounting Pronouncements
     As described in Note A — “Basis of Presentation and Recent Accounting Pronouncements” in the Notes, there are accounting pronouncements that have recently been issued but not yet implemented by us. Note A includes a description of the potential impact that these pronouncements are expected to have on our financial position, cash flows and results of operations.
FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements: of our plans, strategies and objectives for future operations; concerning new products, services or developments; regarding future economic conditions, performance or outlook; as to the outcome of contingencies; as to the value of our contract awards and programs; of expected cash flows or capital expenditures; of beliefs or expectations; and of assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on forward-looking statements, which reflect management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q. Forward-looking statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our consolidated results and the forward-looking statements could be affected by many factors, including:
•	our participation in markets that are often subject to uncertain economic conditions, which makes it difficult to estimate growth in our markets and, as a result, future income and expenditures;

•	our dependence on the U.S. Government for a significant portion of our revenue, as the loss of this relationship or a shift in U.S. Government funding could have adverse consequences on our future business;

•	potential changes in U.S. Government or other customer priorities due to program reviews or revisions to strategic objectives, including termination of or potential failure to fund U.S. Government contracts;

•	risks inherent in large long-term fixed price contracts, particularly the risk that we may not be able to contain cost overruns;

•	financial, governmental and regulatory risks relating to international sales and operations, including fluctuations in foreign currency exchange rates and the effectiveness of our currency hedging program, and in certain regions, such as Africa and the Middle East, risks of instability, violence and armed conflict;

•	our ability to continue to develop new products that achieve market acceptance;

•	the consequences of future geo-political events, which may affect adversely the markets in which we operate, our ability to insure against risks, our operations or our profitability;

•	strategic acquisitions and the risks and uncertainties related thereto, including our ability to manage and integrate acquired businesses;

•	the performance of critical subcontractors or suppliers;

•	potential claims that we are infringing the intellectual property rights of third parties;

•	the successful resolution of patent infringement claims and the ultimate outcome of other contingencies, litigation and legal matters;

•	customer credit risk;

•	the fair values of our portfolio of passive investments, which values are subject to significant price volatility or erosion;

•	risks inherent in developing new technologies;

•	the potential impact of hurricanes on our operations in Florida and the potential impact of earthquakes on our operations in California;

•	general economic conditions in the markets in which we operate; and

•	changes in our effective tax rate that may have an adverse effect on our results of operations.
     Additional details and discussions concerning some of the factors that could affect our forward-looking statements or future results are set forth in our Fiscal 2006 Form 10-K under Item 1A. “Risk Factors.” The foregoing list of factors and the factors set forth in Item 1A. “Risk Factors” included in our Fiscal 2006 Form 10-K are not exhaustive. Additional risks and uncertainties not known to us or that we currently believe not to be material also may adversely impact our operations and financial position. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition and results of operations. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date hereof and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements or to update the reasons actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise. For further information concerning risk factors, see Part II. Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.
     Foreign Exchange and Currency: We use foreign exchange contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers, and intercompany loans. We believe the use of foreign currency financial instruments should reduce the risks that arise from doing business in international markets. At September 29, 2006, we had open foreign exchange contracts with a notional amount of $56.2 million, of which $34.7 million were classified as cash flow hedges and $21.5 million were classified as fair value hedges. This compares to open foreign exchange contracts with a notional amount of $45.7 million as of June 30, 2006, of which $15.7 million were classified as cash flow hedges and $30.0 million were classified as fair value hedges. At September 29, 2006, contract expiration dates ranged from less than one month to 17 months with a weighted average contract life of 7 months.
     More specifically, the foreign exchange contracts classified as cash flow hedges are primarily being used to hedge currency exposures from cash flows anticipated on two programs in the U.K. for our RF Communications segment, payments to a vendor in the U.K. that is supporting one of our government contracts in our Government Communications Systems segment and various intercompany transactions in our RF Communications segment between the U.K. and U.S. operations and in our Broadcast Communications segment between our European, Asia Pacific and Canadian operations. As of September 29, 2006, we estimated that a pre-tax gain of less than $0.1 million would be reclassified into net income from comprehensive income within the next 17 months related to these cash flow hedges.
     The net gain included in our net income in the first quarter of fiscal 2007 and the first quarter of fiscal 2006 representing the amount of fair value and cash flow hedges’ ineffectiveness was not material. No amounts were recognized in our net income in the first quarter of fiscal 2007 or the first quarter of fiscal 2006 related to the component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. In addition, no amounts were recognized in our net income in the first quarter of fiscal 2007 or the first quarter of fiscal 2006 related to hedged firm commitments that no longer qualify as fair value hedges. All of these derivatives were recorded at their fair value on the balance sheet in accordance with FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
     Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for our foreign currency derivatives held at September 29, 2006 would have an impact of approximately $4.9 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.
     Interest Rates: We utilize a balanced mix of debt maturities, along with both fixed-rate and variable-rate debt and available lines of credit to manage our exposure to changes in interest rates. We do not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2007, although there can be no assurances that interest rates will not change significantly.
Item 4. Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage those entities, our controls and procedures with respect to those entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries. As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal quarter ended September 29, 2006, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our senior management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the fiscal quarter ended September 29, 2006 our disclosure controls and procedures were effective.
     (b) Changes in internal control: We periodically review our system of internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we periodically review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of acquired business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties, and adding additional monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 29, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Not Applicable.
Item 1A. Risk Factors.
     Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows and financial condition set forth under Item 1A. “Risk Factors” in our Fiscal 2006 Form 10-K. We do not believe that there have been any material changes to the risk factors previously disclosed in our Fiscal 2006 Form 10-K, although we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
     During the first quarter of fiscal 2007, we repurchased 160,000 shares of our common stock at an average price per share of $43.03. During the first quarter of fiscal 2006 we repurchased 150,000 shares of our common stock at an average price per share of $39.98. We currently expect that we will repurchase shares of our common stock to offset the dilutive effect of shares issued under our share-based incentive plans. However, the level of repurchases also depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects, and other factors our Board of Directors may deem relevant. Shares repurchased by us are cancelled and retired.
     The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended September 29, 2006:

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet be
	Total number of	Average price paid	publicly announced	purchased under the
Period*	shares purchased	per share	plans or programs (1)	plans or programs (1)
Month No. 1
(July 1, 2006—July 28, 2006)
Repurchase Programs (1)	None	n/a	None	3,516,000
Employee Transactions (2)	200	$38.28	n/a	n/a

Month No. 2
(July 29, 2006—August 25, 2006)
Repurchase Programs (1)	None	n/a	None	3,516,000
Employee Transactions (2)	114,931	$43.98	n/a	n/a

Month No. 3
(August 26, 2006—September 29, 2006)
Repurchase Programs (1)	160,000	$43.03	160,000	3,356,000
Employee Transactions (2)	13,235	$42.74	n/a	n/a

Total	288,366	$43.39	160,000	3,356,000

*	Periods represent our fiscal months.

(1)	On April 27, 2004, we announced that our Board of Directors approved a share repurchase program that authorizes us to repurchase, on a post-stock split basis, up to 6 million shares through open-market transactions, or in negotiated block transactions. This program does not have an expiration date. The maximum number of shares that may yet be purchased under our currently authorized repurchase program as of September 29, 2006 is 3,356,600. As a matter of policy, we do not repurchase shares during the period beginning on the 15th day of the third month of a fiscal quarter and ending two days following the public release of earnings and financial results for such fiscal quarter.

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
Sales of Unregistered Securities
     During the first quarter of fiscal 2007 we did not issue or sell any unregistered equity securities.
Item 3. Defaults Upon Senior Securities.
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not Applicable.
Item 5. Other Information.
     Not Applicable.
Item 6. Exhibits.
     The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:
(1)	(a) Underwriting Agreement dated as of September 15, 2005 among Harris Corporation and Morgan Stanley Co. Incorporated and Bank of America Securities, LLC, on behalf of several underwriters, named therein, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2005. (Commission File Number 1-3863)

(2)	(a) Formation, Contribution and Merger Agreement, dated as of September 5, 2006, between Harris Corporation and Stratex Networks, Inc., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2006. (Commission File Number 1-3863)
(b)(i) Arrangement Agreement between Harris Corporation and Leitch Technology Corporation, dated August 31, 2005, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2005. (Commission File Number 1-3863)
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

HARRIS CORPORATION (Registrant)
Date: October 26, 2006	By:	/s/ Gary L. McArthur
Gary L. McArthur
Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Description

(1)	(a) Underwriting Agreement dated as of September 15, 2005 among Harris Corporation and Morgan Stanley Co. Incorporated and Bank of America Securities, LLC, on behalf of several underwriters, named therein, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2005. (Commission File Number 1-3863)

(2)	(a) Formation, Contribution and Merger Agreement, dated as of September 5, 2006, between Harris Corporation and Stratex Networks, Inc., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2006. (Commission File Number 1-3863)

(b)(i) Arrangement Agreement between Harris Corporation and Leitch Technology Corporation, dated August 31, 2005, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2005. (Commission File Number 1-3863)

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