Form 10-Q
period 2006-12-29
HARRIS CORP /DE/
filed 2007-01-31
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of shares outstanding of the registrant’s common stock as of January 26, 2007, was 134,088,616 shares.

HARRIS CORPORATION
FORM 10-Q
For the Quarter Ended December 29, 2006
     This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries.
HD Radio® is a registered trademark of iBiquity Digital Corporation.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended		Two Quarters Ended
	December 29,	December 30,	December 29,	December 30,
	2006	2005	2006	2005
	(In millions, except per share amounts)
Revenue from product sales and services	$1,016.2	$841.6	$1,963.0	$1,601.3

Cost of product sales and services	(683.7)	(605.6)	(1,324.6)	(1,142.2)
Engineering, selling and administrative expenses	(181.4)	(167.7)	(350.8)	(307.4)
Non-operating income (loss)	(0.2)	(0.2)	(18.7)	(0.8)
Interest income	2.5	3.0	4.9	6.2
Interest expense	(9.8)	(10.1)	(19.6)	(16.5)

Income before income taxes	143.6	61.0	254.2	140.6
Income taxes	(49.6)	(31.0)	(76.3)	(60.3)

Net income	$94.0	$30.0	$177.9	$80.3

Net income per common share
Basic	$.71	$.23	$1.34	$.61
Diluted	$.67	$.22	$1.27	$.58

Cash dividends paid per common share	$.11	$.08	$.22	$.16

Basic weighted average shares outstanding	132.9	132.9	132.9	132.6
Diluted weighted average shares outstanding	141.6	141.7	141.6	141.4
See accompanying Notes to Condensed Consolidated Financial Statements.

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	December 29,	June 30,
	2006	2006(1)
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$367.9	$181.3
Short-term investments	—	112.6
Receivables	534.2	560.6
Inventories	501.1	468.9
Deferred income taxes	111.0	105.0

Total current assets	1,514.2	1,428.4
Other Assets
Property, plant and equipment	404.0	393.4
Goodwill	951.8	951.1
Identifiable intangible assets	177.5	193.4
Non-current notes receivable	7.1	4.3
Other assets	179.2	171.7

	1,719.6	1,713.9

	$3,233.8	$3,142.3

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$0.1	$0.2
Accounts payable	220.6	235.6
Compensation and benefits	151.3	198.4
Other accrued items	158.3	148.5
Advance payments and unearned income	154.3	129.9
Income taxes payable	31.2	38.1
Current portion of long-term debt	149.1	1.4

Total current liabilities	864.9	752.1
Other Liabilities
Non-current deferred income taxes	21.2	28.6
Long-term debt	550.0	699.5
Shareholders’ Equity
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 250,000,000 shares authorized; issued and outstanding 132,858,121 shares at December 29, 2006 and 132,842,734 shares at June 30, 2006	132.9	132.8
Other capital	279.2	264.8
Retained earnings	1,380.0	1,252.8
Accumulated other comprehensive income	5.6	11.7

Total shareholders’ equity	1,797.7	1,662.1

	$3,233.8	$3,142.3

(1)	Derived from audited financial statements.
See accompanying Notes to Condensed Consolidated Financial Statements.

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Two Quarters Ended
	December 29,	December 30,
	2006	2005
	(In millions)
Operating Activities
Net income	$177.9	$80.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	54.8	44.5
Non-current deferred income tax	(7.3)	1.9
(Increase) decrease in:
Accounts and notes receivable	23.9	25.4
Inventories	(33.3)	(28.3)
Increase (decrease) in:
Accounts payable and accrued expenses	(53.0)	(46.8)
Advance payments and unearned income	24.3	16.0
Income taxes	(12.4)	3.1
Other	7.4	15.9

Net cash provided by operating activities	182.3	112.0

Investing Activities
Cash paid for acquired businesses	—	(443.5)
Additions of plant and equipment	(38.8)	(35.7)
Additions of capitalized software	(23.9)	(18.9)
Cash paid for short-term investments available-for-sale	(82.7)	(194.8)
Proceeds from the sale of short-term investments available-for-sale	195.3	138.2

Net cash provided by (used in) investing activities	49.9	(554.7)

Financing Activities
Proceeds from borrowings	11.0	321.1
Repayment of borrowings	(12.9)	(23.0)
Proceeds from exercise of employee stock options	9.4	17.3
Repurchases of common stock	(26.4)	(6.0)
Cash dividends	(29.4)	(21.3)

Net cash provided by (used in) financing activities	(48.3)	288.1

Effect of exchange rate changes on cash and cash equivalents	2.7	(1.5)

Net increase (decrease) in cash and cash equivalents	186.6	(156.1)

Cash and cash equivalents, beginning of year	181.3	377.6

Cash and cash equivalents, end of period	$367.9	$221.5

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 29, 2006
Note A — Basis of Presentation and Recent Accounting Pronouncements
Basis of Presentation
     The accompanying condensed consolidated financial statements of Harris Corporation and its subsidiaries (“Harris,” “Company,” “we,” “our,” and “us” refer to Harris Corporation and its consolidated subsidiaries) have been prepared by Harris, without an audit, in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and changes in cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the quarter and two quarters ended December 29, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at June 30, 2006 has been derived from the audited financial statements but does not include all the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. We provide complete financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (“Fiscal 2006 Form 10-K”).
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Recent Accounting Pronouncements
     In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3 provides a simplified alternative method to calculate the beginning pool of excess tax benefits against which excess future deferred tax assets (that result when the compensation cost recognized for an award exceeds the ultimate tax deduction) could be written off under FASB Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payment” (“Statement 123R”). The guidance in FSP 123R-3 was effective on November 10, 2005. We determined not to make the one-time election to adopt the alternative transition method described in FSP 123R-3. We have implemented the provisions of Statement 123R following the guidance for calculating the pool of excess tax benefits described in paragraph 81 of Statement 123R and the guidance related to reporting cash flows described in paragraph 68 of Statement 123R. Our determination not to adopt the alternative transition method described in FSP 123R-3 did not have a material impact on our financial position, results of operations or cash flows.
     In March 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“Issue 06-3”). The Task Force reached a conclusion that the presentation of taxes such as sales, use, value added, and excise taxes on either a gross (included in revenues and costs) or a net (excluded from revenues and costs) basis is an accounting policy decision that should be disclosed by a company. In addition, a company should disclose the amounts of those taxes such as sales, use, value added, and excise taxes that are reported on a gross basis in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of Issue 06-3 are effective for interim and annual reporting periods that begin after December 15, 2006. We have disclosed in our Fiscal 2006 Form 10-K that we record taxes collected from customers and remitted to governmental authorities on a net basis. Our early adoption and implementation of the provisions of Issue 06-3 did not have a material impact on our financial position, results of operations or cash flows.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years that begin after December 15, 2006, which for us will be our fiscal 2008. We are currently evaluating the impact FIN 48 will have on our financial position, results of operations and cash flows.
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“Statement 158”), which amends FASB Statements No. 87, “Employers’ Accounting for Pensions;” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits;” No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions;” and No. 132(R), “Employers’ Disclosures about Pension and Other Postretirement Benefits.” Statement 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through the comprehensive income of a business entity. Statement 158 also requires an employer to measure the funded status of a plan as of the date of the employer’s year-end balance sheet, with limited exceptions. The portion of Statement 158 that requires the recognition of overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability will be effective for us as of June 29, 2007. The portion of Statement 158 that requires an employer to measure the funded status of a plan as of the date of the employer’s year-end balance sheet will be effective for us as of July 3, 2009. We are currently evaluating the impact Statement 158 will have on our financial position, results of operations and cash flows.
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
Reclassifications
     Certain prior-year amounts have been reclassified on the accompanying condensed consolidated financial statements to conform with current-year classifications. These reclassifications include:
•	Reclassifying $28.1 million software capitalized under the provisions of the American Institute of Certified Public Accountant Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” from the caption “Other assets” to the caption “Property, plant and equipment” in our Condensed Consolidated Balance Sheet as of June 30, 2006.

•	Reclassifying $2.7 million of the reduction of income tax paid as a result of the deduction related to employees’ exercise of stock options from financing activities to operating activities in our Condensed Consolidated Statement of Cash Flows for the two quarters ended December 30, 2005.

•	Reclassifying the purchases and sales of auction rate securities as investing activities rather than cash and cash equivalents. We reclassified $56.6 million from a positive change in cash and cash equivalents to cash used in investing activities, in our Condensed Consolidated Statement of Cash Flows for the two quarters ended December 30, 2005.

•	Reclassifying $3.3 million and $5.1 million amortization of developed technology from “Engineering, selling and administrative expenses” to “Cost of product sales and services” in our Condensed Consolidated Statement of Income for the quarter and two quarters ended December 30, 2005.
Note B — Stock Options and Share-Based Compensation
     As of December 29, 2006, we had three shareholder-approved stock incentive plans for employees under which options or other share-based compensation was outstanding, and we had the following types of share-based awards outstanding under these plans:

stock options, performance share awards, performance share unit awards, restricted stock awards and restricted stock unit awards. We believe that such awards more closely align the interests of our employees with those of our shareholders. The compensation cost related to our share-based awards that was charged against income was $6.1 million for the quarter ended December 29, 2006, and $11.7 million for the two quarters ended December 29, 2006. The compensation cost related to our share-based awards that was charged against income was $5.5 million for the quarter ended December 30, 2005, and $10.2 million for the two quarters ended December 30, 2005. Grants to employees during the second quarter of fiscal 2007 under these plans consisted of 34,900 stock option grants; 8,100 performance share awards; 400 performance share unit awards and 31,000 restricted stock awards. Grants to employees during the first two quarters of fiscal 2007 under these plans consisted of 1,110,500 stock option grants; 243,800 performance share awards; 19,900 performance share unit awards and 154,200 restricted stock awards. The fair value of these options was estimated using a Black-Scholes-Merton option valuation model that used the following assumptions; expected volatility of 32.2%; expected dividend yield of 1.0%; and expected life in years of 4.33.
Note C — Comprehensive Income and Accumulated Other Comprehensive Income
     Total comprehensive income for the quarter and two quarters ended December 29, 2006 and December 30, 2005 was comprised of the following:

	Quarter Ended		Two Quarters Ended
	December 29,	December 30,	December 29,	December 30,
	2006	2005	2006	2005
	(In millions)
Net income	$94.0	$30.0	$177.9	$80.3
Other comprehensive income (loss):
Net unrealized gain (loss) on securities available-for-sale	—	—	—	(0.5)
Foreign currency translation	(10.6)	(2.8)	(5.3)	2.2
Net unrealized gain (loss) on hedging derivatives	(0.9)	0.1	(0.8)	1.2

Total comprehensive income	$82.5	$27.3	$171.8	$83.2

     The components of accumulated other comprehensive income, net of related tax, at December 29, 2006 and June 30, 2006 are as follows:

	December 29,	June 30,
	2006	2006
	(In millions)
Foreign currency translation adjustments	$6.5	$11.8
Net unrealized gain (loss) on hedging activity	(0.9)	(0.1)

	$5.6	$11.7

Note D — Receivables
     Receivables are summarized below:

	December 29,	June 30,
	2006	2006
	(In millions)
Accounts receivable	$473.0	$479.7
Unbilled cost from cost-plus contracts	65.1	82.6
Notes receivable due within one year, net	12.5	15.6

	550.6	577.9
Less allowances for collection losses	(16.4)	(17.3)

	$534.2	$560.6

Note E — Inventories
     Inventories are summarized below:

	December 29,	June 30,
	2006	2006
	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$172.2	$137.3
Finished products	89.0	90.0
Work in process	72.6	69.4
Raw materials and supplies	167.3	172.2

	$501.1	$468.9

     Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $147.7 million at December 29, 2006 and $131.4 million at June 30, 2006.
Note F — Property, Plant and Equipment
     Property, plant and equipment are summarized below:

	December 29,	June 30,
	2006	2006
	(In millions)
Land	$11.6	$11.6
Software capitalized for internal use	61.3	52.3
Buildings	332.3	326.1
Machinery and equipment	707.9	699.4

	1,113.1	1,089.4
Less allowances for depreciation and software amortization	(709.1)	(696.0)

	$404.0	$393.4

     Depreciation and software amortization expense related to property, plant and equipment for the quarter and two quarters ended December 29, 2006 was $18.6 million and $35.3 million, respectively. Depreciation and software amortization expense related to property, plant and equipment for the quarter and two quarters ended December 30, 2005 was $13.8 million and $29.7 million, respectively.
Note G — Selected Investments
     We have equity investments in technology companies, which are accounted for using the cost method of accounting. These investments are included in the “Other assets” caption on our accompanying Condensed Consolidated Balance Sheet. These selected investments are summarized below:

	December 29,	June 30,
	2006	2006
Investments (ownership interest)	(In millions)
Terion, Inc. (19.6%)	$3.2	$23.0
AuthenTec, Inc. (17.4%)	10.5	10.5

	$13.7	$33.5

     Terion, Inc. (“Terion”) is a privately-held company that, until the asset sale transaction described below, provided wireless data communication and information solutions for mobile and remote business-to-business applications focusing on the transportation industry. None of Terion’s revenue is generated from Harris or its affiliates. We have invested technology and cash in Terion since fiscal 1994 and we currently nominate one member of Terion’s board of directors. As previously reported in our Fiscal 2006 Form 10-K, Terion’s largest customer, which represented approximately 60,000 units of an installed base of approximately 110,000 units, informed Terion in July 2006 that it had signed a contract with another provider and would be moving its fleet off of Terion’s system over the next two years. Terion management provided us with a revised forecast for the business and an update on the strategic alternatives for Terion. Based on the information provided and an analysis performed by an independent valuation specialist using different probabilities for likely outcomes, we recorded a $19.8 million impairment of the investment under the caption “Non-operating income (loss)” on our Condensed Consolidated Statement of Income for the first quarter of fiscal 2007. On January 10, 2007,

Terion sold substantially all of its assets to GE Asset Intelligence, LLC (the “Purchaser”). Following the sale, Terion distributed the initial proceeds to its stockholders, and we received $5.0 million in respect of our ownership interest in Terion, resulting in a gain of $1.8 million. The gain will be recorded during our fiscal third quarter of 2007 in the ”Non-operating income (loss)” caption in the Condensed Consolidated Statement of Income. Terion may receive additional proceeds from the asset sale, which are being held in escrow and will be released by the Purchaser if and when certain events occur, and any such additional proceeds would be distributed by Terion to its stockholders including us, in accordance with their respective ownership interests. We have no exposure to any further losses related to our ownership interest in Terion.
     AuthenTec, Inc. (“AuthenTec”) is a privately-held company that provides advanced biometric fingerprint sensors to the PC, wireless, PDA, access control and automotive markets. AuthenTec’s revenue generated from Harris and its affiliates has not been material. We have invested technology and cash in AuthenTec since 1998 and we currently nominate one member of AuthenTec’s board of directors. The current maximum exposure to loss we have with our ownership interest in AuthenTec is $10.5 million. We use an independent valuation specialist to assist us in determining the fair value of the investment.
Note H — Accrued Warranties
     Changes in our warranty liability, which is included as a component of “Other accrued items” on the accompanying Condensed Consolidated Balance Sheet, during the first two quarters of fiscal 2007, are as follows:

(In millions)
Balance as of June 30, 2006	$30.2
Warranty provision for sales made during the two quarters ended December 29, 2006	9.9
Settlements made during the two quarters ended December 29, 2006	(6.3)
Other adjustments to the warranty liability, including those for foreign currency translation, during the two quarters ended December 29, 2006	(0.1)

Balance as of December 29, 2006	$33.7

Note I — Net Income Per Diluted Share
     The computations of net income per diluted share are as follows:

	Quarter Ended		Two Quarters Ended
	December 29,	December 30,	December 29,	December 30,
	2006	2005	2006	2005
	(In millions, except per share amounts)
Net income	$94.0	$30.0	$177.9	$80.3
Impact of convertible debentures	1.0	1.0	2.0	2.0

Net income used in diluted share calculation(A)	$95.0	$31.0	$179.9	$82.3

Basic weighted average shares outstanding	132.9	132.9	132.9	132.6
Impact of dilutive stock options	2.1	2.2	2.1	2.2
Impact of convertible debentures	6.6	6.6	6.6	6.6

Diluted weighted average shares outstanding(B)	141.6	141.7	141.6	141.4

Net income per diluted share(A)/(B)	$.67	$.22	$1.27	$.58
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
     After giving effect to the adjustment in connection with our March 2005 stock split, a holder will receive 44.2404 shares of our common stock for each $1,000 of debentures surrendered for conversion. This represents a conversion price of $22.625 per share of our common stock. Based upon satisfaction of the market price trigger as of the end of the calendar quarter ended December 31, 2006, these debentures are convertible into shares of our common stock during the calendar quarter ending March 31, 2007. To date, $890,000 of these debentures have been converted into 39,374 shares of common stock.
     The debentures will mature on August 15, 2022, unless earlier redeemed, repurchased or converted. We may redeem some or all of the debentures at any time on or after August 18, 2007 at a price equal to 100 percent of the principal amount of the debentures to be redeemed plus any accrued and unpaid interest to the redemption date. Holders may require us to purchase for cash all or a portion of their debentures on August 15, 2007, August 15, 2012 and August 15, 2017 at a price equal to 100 percent of the principal amount of the debentures to be purchased plus accrued and unpaid interest to the purchase date.
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
Note J — Non-Operating Income (Loss)
     The components of non-operating income (loss) are as follows:

	Quarter Ended		Two Quarters Ended
	December 29,	December 30,	December 29,	December 30,
	2006	2005	2006	2005
		(In millions)
Write-downs of investments for other than temporary decreases in market value	$—	$(6.2)	$(19.8)	$(6.4)
Royalty income (expense)	(0.2)	6.0	1.1	5.7
Equity loss	—	—	—	(0.1)

	$(0.2)	$(0.2)	$(18.7)	$(0.8)

Note K — Guarantees and Commitments
     During the quarter ended September 29, 2006, our Broadcast Communications segment entered into an agreement to sell products and services to a customer (the “Customer”) in connection with the Customer’s prime contract (the “Prime Contract”) to provide 19 transmission stations to a state agency (the “Agency”). Pursuant to the terms of the Prime Contract, the Customer was required to post a $20 million bond in favor of the Agency to secure the Customer’s obligations under the Prime Contract. In order to facilitate the issuance of the bond, we entered into an agreement with the Customer and the bond surety to provide additional indemnity to the surety in the event the surety incurs any loss by reason of executing such bond. Our indemnity obligations are supported by, among other things, $2 million in irrevocable standby letters of credit obtained by the Customer in favor of Harris; a guarantee from the Customer, as primary guarantor, in favor of Harris of up to approximately $11 million; personal guarantees from certain principals of the Customer, as secondary guarantors, in favor of Harris of up to approximately $11 million in the aggregate; an additional fee payable by the Customer to Harris of up to $300,000; certain additional undertakings by the Customer to Harris with respect to the amount of Harris products and services to be sold by Harris to the Customer in connection with the Customer’s Prime Contract with the Agency; an agreement by the Customer to use best efforts to include Harris in any resolution procedure should default be declared or a claim be made to the bond; and an agreement with the Customer, to the extent the Customer is able, recommending Harris “step into” the Customer’s place in the event the Customer is not able to perform under the Prime Contract with the Agency. The bond may remain outstanding until February 2010. We believe that the technical, project and financial risks associated with our agreement to provide additional indemnity to the surety is remote and should not have a material effect on our financial position, results of operations or cash flows.
Note L — Income Taxes
     Our effective tax rate (income taxes as a percentage of income before income taxes) was 34.5 percent in the second quarter of fiscal 2007, compared to 50.8 percent in the second quarter of fiscal 2006 and was 30.0 percent in the first two quarters of fiscal 2007, compared to 42.9 percent in the first two quarters of fiscal 2006. In the first quarter of fiscal 2007, a reduction in tax rate resulted from a favorable settlement that was approved by the United States Joint Committee on Taxation and related matters between us and the Internal Revenue Service concerning the tax audit for fiscal years 2001, 2002 and 2003, which settlement and related matters were in an aggregate amount of $12 million. In the second quarter of fiscal 2007, a reduction in tax rate resulted from the re-enactment of the research and development credit for fiscal 2006, which reduced income taxes by $1 million. In the second quarter and the first two quarters of fiscal 2006, the effective tax rate was impacted significantly by charges related to product discontinuances in our Microwave Communications segment and cost-reduction initiatives and acquisitions in our Broadcast Communications segment in foreign jurisdictions where we have significant net operating losses and where we were unable to realize a tax benefit associated with these charges.
Note M — Business Segments
     We are structured primarily around the markets we serve and operate in four business segments — Government Communications Systems, RF Communications, Microwave Communications and Broadcast Communications. Our Government Communications Systems segment engages in advanced research and develops, designs, produces and services advanced communication and information processing systems, primarily for the U.S. Department of Defense and various other agencies of the U.S. Government. Our RF Communications segment performs advanced research and develops, designs, manufactures, sells and services secure tactical radio products, primarily for the U.S. Department of Defense and various international defense agencies. Our Microwave Communications segment designs, manufactures, sells and services microwave radio products and develops, designs, produces, sells and services network management systems, primarily for cellular network providers and private network operators. Our Broadcast Communications segment designs, manufactures, sells and services television and radio transmission products; high-performance video systems and products; software solutions related to automation, asset management control and workflow; and broadcast networking systems and products, primarily for radio and television broadcasters as well as governmental agencies. Within each of our business segments, there are multiple program areas and product lines that logically aggregate into our four business segments described above.
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
     Total assets by business segment are summarized below:

	December 29,	June 30,
	2006	2006
	(In millions)
Total Assets
Government Communications Systems	$717.7	$697.6
RF Communications	306.9	297.4
Microwave Communications	347.1	340.7
Broadcast Communications	1,329.8	1,336.8
Headquarters	532.3	469.8

	$3,233.8	$3,142.3

     Segment revenue, segment operating income (loss) and a reconciliation of segment operating income (loss) to total income before income taxes follows:

	Quarter Ended		Two Quarters Ended
	December 29,	December 30,	December 29,	December 30,
	2006	2005	2006	2005
	(In millions)
Revenue
Government Communications Systems	$483.7	$443.5	$942.9	$876.0
RF Communications	285.5	180.8	549.2	351.7
Microwave Communications	101.3	89.2	194.9	164.5
Broadcast Communications	155.0	135.4	294.8	223.1
Corporate eliminations	(9.3)	(7.3)	(18.8)	(14.0)

	$1,016.2	$841.6	$1,963.0	$1,601.3

Income Before Income Taxes
Segment Operating Income (Loss):
Government Communications Systems	$55.8	$53.9	$108.8	$107.3
RF Communications	95.7	61.5	183.4	119.6
Microwave Communications (1)	8.1	(29.5)	16.0	(26.5)
Broadcast Communications (2)	13.0	3.2	21.8	(8.8)
Headquarters expense	(17.6)	(15.7)	(34.0)	(31.2)
Corporate eliminations	(3.9)	(5.1)	(8.4)	(8.7)
Non-operating income (loss) (3)	(0.2)	(0.2)	(18.7)	(0.8)
Net interest	(7.3)	(7.1)	(14.7)	(10.3)

	$143.6	$61.0	$254.2	$140.6

(1)	The operating income in the Microwave Communications segment in the second quarter of fiscal 2007 was impacted by $1.7 million of costs associated with the segment’s combination with Stratex Networks, Inc. The segment’s operating loss in the second quarter of fiscal 2006 included $35.5 million in inventory write-downs and other charges associated with product discontinuances and the shutdown of manufacturing activities in our Montreal, Canada plant.

(2)	The operating income in the Broadcast Communications segment in the second quarter of fiscal 2006 was impacted by approximately $6.5 million for costs associated with the segment’s acquisition of Leitch Technology Corporation (“Leitch”) ($3.6 million write-off of in-process research and development and $2.9 million of other expenses) and $5.2 million for costs associated with the consolidation of manufacturing locations and cost-reduction initiatives. Included in the $5.2 million of charges were severance-related exit costs of approximately $0.6 million and facility-related costs of $2.3 million. The operating loss in the Broadcast Communications segment for the first two quarters of fiscal 2006 also includes an additional $18.0 million in charges associated with consolidating manufacturing locations. Included in these charges were severance-related exit costs of approximately $6.5 million.

(3)	“Non-operating income (loss)” includes equity losses, royalties and related intellectual property expenses and write-downs of investments and expenses associated with our selected investments. In the first quarter of fiscal 2007, we recorded a $19.8 million impairment to our investment in Terion. Additional information regarding non-operating income (loss) is set forth in Note J — “Non-Operating Income (Loss).”
Note N — Subsequent Events
     On January 26, 2007, we completed the combination of the Microwave Communications Division with Stratex Networks, Inc. (“Stratex Networks”), a provider of high-speed wireless transmission systems, to form a new company named “Harris Stratex Networks, Inc.” In connection with the combination, we contributed our Microwave Communications Division, including $32.1 million of cash, in exchange for approximately 56 percent ownership of the combined Harris Stratex Networks, Inc. Stratex Networks shareholders have exchanged their existing ownership of Stratex Networks for approximately 44 percent ownership of the combined company. Harris Stratex Networks, Inc. is a publicly traded company listed on the NASDAQ Global Market. The combination resulted in a gain of approximately $131 million to us, which will be recorded in our third quarter of fiscal 2007. The financial results of Harris Stratex Networks, Inc. will be reflected in our consolidated financial statements, with appropriate elimination of the minority interest not held by us, beginning in the third quarter of fiscal 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Harris Corporation
     We have reviewed the condensed consolidated balance sheet of Harris Corporation and subsidiaries as of December 29, 2006, and the related condensed consolidated statement of income for the quarter and two quarters ended December 29, 2006 and December 30, 2005, and the condensed consolidated statement of cash flows for the two quarters ended December 29, 2006 and December 30, 2005. These financial statements are the responsibility of the Company’s management.
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
January 29, 2007

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
     The following is a list of the sections of MD&A contained in this Quarterly Report on Form 10-Q, together with our perspective on the contents of these sections of MD&A, which we hope will make reading these pages more productive:
•	Operations Review — an analysis of our consolidated results of operations and of the results in each of our four operating segments, to the extent the operating segment results are helpful to an understanding of our business as a whole, for the periods presented in our Condensed Consolidated Financial Statements.

•	Liquidity and Capital Resources — an analysis of cash flows, common stock repurchases, dividend policy, capital structure and resources, off-balance sheet arrangements, commercial commitments and contractual obligations.

•	Critical Accounting Policies and Estimates — information about accounting policies that require critical judgments and estimates and of accounting pronouncements that have been issued but not yet implemented by us and their potential impact.

•	Forward-Looking Statements and Factors that May Affect Future Results — cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.
OPERATIONS REVIEW
Highlights
     Operations results for the second quarter of fiscal 2007 include:
•	Net income increased from $30.0 million, or $.22 per diluted share, in the second quarter of fiscal 2006 to $94.0 million, or $.67 per diluted share, in the second quarter of fiscal 2007. The prior-year quarter net income was adversely impacted by $42.5 million of after-tax charges related to the discontinuance of products and the shutdown of manufacturing activities in Montreal, Canada in our Microwave Communications segment and charges associated with cost-reduction actions and acquisitions in our Broadcast Communications segment;

•	Revenue increased 20.7 percent from $841.6 million in the second quarter of fiscal 2006 to $1,016.2 million in the second quarter of fiscal 2007;

•	Government Communications Systems revenue increased by 9.1 percent and operating income increased by 3.5 percent compared to the prior-year quarter;

•	RF Communications achieved revenue growth of 57.9 percent and operating income increased 55.6 percent compared to the prior-year quarter;

•	Microwave Communications revenue increased 13.6 percent compared to the prior-year quarter and operating income increased to $8.1 million in the second quarter of fiscal 2007 compared to an operating loss of $29.5 million in the prior-year quarter. The prior-year quarter included $35.5 million of charges related to product discontinuances and the shutdown of manufacturing activities in Montreal, Canada;

•	Broadcast Communications achieved revenue growth of 14.5 percent compared to the prior-year quarter and operating income increased to $13.0 million in the second quarter of fiscal 2007 compared to operating income of $3.2 million in the prior-year quarter. The prior-year quarter was adversely impacted by $6.5 million of expenses associated with our Leitch acquisition and

$5.2 million of expenses due to cost-reduction actions. This segment’s results include the results of Leitch which we acquired on October 25, 2005, and the results of Optimal Solutions, Inc. (“OSi”) and Aastra Digital Video, each of which we acquired during the fourth quarter of fiscal 2006; and

•	Net cash provided by operating activities was $182.3 million in the first two quarters of fiscal 2007 compared to $112.0 million in the first two quarters of fiscal 2006.
Revenue and Income

	Quarter Ended			Two Quarters Ended
	December 29,	December 30,	%	December 29,	December 30,	%
	2006	2005	Inc / (Dec)	2006	2005	Inc / (Dec)
	(In millions, except per share amounts and percentages)
Revenue	$1,016.2	$841.6	20.7%	$1,963.0	$1,601.3	22.6%
Net income	$94.0	$30.0	213.3%	$177.9	$80.3	121.5%
% of revenue	9.3%	3.6%		9.1%	5.0%
Net income per diluted common share	$.67	$.22	204.5%	$1.27	$.58	119.0%
     Second Quarter 2007 Compared With Second Quarter 2006: Revenue for the quarter ended December 29, 2006 was $1,016.2 million, an increase of 20.7 percent compared to the prior-year quarter. Revenue increased in all four segments. The growth was led by our RF Communications segment, whose revenue increased 57.9 percent over the prior-year quarter. The revenue growth in the Broadcast Communications segment was primarily due to the acquisitions of Leitch, OSi, and Aastra Digital Video.
     Net income for the quarter ended December 29, 2006 was $94.0 million, or $.67 per diluted share, compared to $30.0 million, or $.22 per diluted share, for the quarter ended December 30, 2005. The increase in net income was led by a 55.6 percent increase in our RF Communications segment operating income that primarily resulted from increased demand for tactical radio products. Operating income in our Microwave Communications segment also improved significantly from an operating loss of $29.5 million in the second quarter of fiscal 2006 to operating income of $8.1 million in the second quarter of fiscal 2007. The increase was primarily due to $35.5 million in charges incurred during the second quarter of fiscal 2006 associated with product discontinuances and the shutdown of manufacturing activities in Montreal, Canada. Operating income in our Broadcast Communications segment also improved significantly from operating income of $3.2 million in the second quarter of fiscal 2006 to operating income of $13.0 million in the second quarter of fiscal 2007. The increase was primarily due to $11.7 million in charges during the second quarter of fiscal 2006 associated with the acquisition of Leitch and cost-reduction initiatives. Excellent financial results in the second quarter of fiscal 2007 were driven by both strong organic revenue growth and improved operating performance. Results in the RF Communications segment continued to benefit from robust demand for our Falcon® II and Falcon® III tactical radio systems from both domestic and international customers. The Government Communications Systems and Microwave Communications segments delivered strong growth in revenue and solid operating performance.
     First Two Quarters 2007 Compared With First Two Quarters 2006: Our revenue for the first two quarters ended December 29, 2006 was $1,963.0 million, an increase of 22.6 percent compared to the prior-year first two quarters. The increase resulted from the same reasons as noted above regarding the second quarter of fiscal 2007.
     Net income for the two quarters ended December 29, 2006 was $177.9 million, or $1.27 per diluted share, compared to $80.3 million, or $.58 per diluted share, for the two quarters ended December 30, 2005. The increase was primarily due to the 53.3 percent increase in operating income in the RF Communications segment in the first two quarters of fiscal 2007 and the charges taken in the second quarter of fiscal 2006 in the Microwave Communications and Broadcast Communications segments as described above.
     Net income during the first two quarters of fiscal 2007 also benefited from a reduction in tax rate resulting from a favorable settlement that was approved by the United States Joint Committee on Taxation and related matters between us and the Internal Revenue Service concerning the tax audit for fiscal years 2001, 2002 and 2003. The settlement and related matters were in an aggregate amount of $12 million. The improvement in net income was partially offset by a $19.8 million pre-tax ($12.9 million after-tax) impairment to our investment in Terion that was recorded during the first quarter of fiscal 2007.
     See the “Discussion of Business Segments” section of this MD&A for further information.

Gross Margin

	Quarter Ended			Two Quarters Ended
	December 29,	December 30,	%	December 29,	December 30,	%
	2006	2005	Inc / (Dec)	2006	2005	Inc / (Dec)
	(In millions, except percentages)
Revenue	$1,016.2	$841.6	20.7%	$1,963.0	$1,601.3	22.6%
Cost of product sales and services	(683.7)	(605.6)	12.9%	(1,324.6)	(1,142.2)	16.0%
Gross margin	$332.5	$236.0	40.9%	$638.4	$459.1	39.1%
% of revenue	32.7%	28.0%		32.5%	28.7%
     Second Quarter 2007 Compared With Second Quarter 2006: Our gross margin (revenue less cost of product sales and services) as a percentage of revenue was 32.7 percent in the second quarter of fiscal 2007 compared to 28.0 percent in the second quarter of fiscal 2006. The increase in gross margin as a percentage of revenue was driven by a higher percentage of our overall revenue coming from our RF Communications segment in the second quarter of fiscal 2007, the impact of our October 25, 2005 acquisition of Leitch, and $35.5 million in charges during the second quarter of fiscal 2006 associated with product discontinuances in our Microwave Communications segment.
     First Two Quarters 2007 Compared With First Two Quarters 2006: Our gross margin as a percentage of revenue was 32.5 percent in the first two quarters of fiscal 2007 compared to 28.7 percent in the first two quarters of fiscal 2006 for the same reasons as noted above regarding the second quarter of fiscal 2007.
See the “Discussion of Business Segments” section of this MD&A for further information.
Engineering, Selling and Administrative Expenses

	Quarter Ended			Two Quarters Ended
	December 29,	December 30,	%	December 29,	December 30,	%
	2006	2005	Inc / (Dec)	2006	2005	Inc / (Dec)
	(In millions, except percentages)
Engineering, selling and administrative expenses	$(181.4)	$(167.7)	8.2%	$(350.8)	$(307.4)	14.1%
% of revenue	17.9%	19.9%		17.9%	19.2%
     Second Quarter 2007 Compared With Second Quarter 2006: Our engineering, selling and administrative expenses increased from $167.7 million in the second quarter of fiscal 2006 to $181.4 million in the second quarter of fiscal 2007. As a percentage of revenue, these expenses decreased from 19.9 percent in the second quarter of fiscal 2006 to 17.9 percent in the second quarter of fiscal 2007. The increase in engineering, selling and administrative expenses was primarily due to our October 25, 2005 acquisition of Leitch and increased spending in our RF Communications segment on Falcon III tactical radio system development, which experienced 57.9 percent revenue growth in the second quarter of fiscal 2007 over the prior-year quarter. In addition, increases in engineering, selling and administrative expenses during the second quarter of fiscal 2006 reflected $12.2 million in charges associated with our Broadcast Communications segment’s consolidation of manufacturing locations and other cost-reduction initiatives. The decrease in engineering, selling and administrative expenses as a percentage of revenue was primarily due to the increased sales volume at our RF Communications segment and the aforementioned $12.2 million in charges during the second quarter of fiscal 2006 in our Broadcast Communications segment, which were partially offset by the impact of our Leitch acquisition.
     First Two Quarters 2007 Compared With First Two Quarters 2006: Our engineering, selling and administrative expenses increased from $307.4 million in the first two quarters of fiscal 2006 to $350.8 in the first two quarters of fiscal 2007. As a percentage of revenue, these expenses decreased from 19.2 percent in the first two quarters of fiscal 2006 to 17.9 percent in the first two quarters of fiscal 2007. The increase in engineering, selling and administrative expenses was due to the same items noted above regarding the second quarter of 2007.
     See the “Discussion of Business Segments” section of this MD&A for further information.

Non-Operating Income (Loss)

	Quarter Ended			Two Quarters Ended
	December 29,	December 30,	%	December 29,	December 30,	%
	2006	2005	Inc / (Dec)	2006	2005	Inc / (Dec)
	(In millions, except percentages)
Non-operating income (loss)	$(0.2)	$(0.2)	—	$(18.7)	$(0.8)	*

*	not meaningful
     Second Quarter 2007 Compared With Second Quarter 2006: We had a non-operating loss of $0.2 million for the quarter ended December 29, 2006 and for the quarter ended December 30, 2005.
     First Two Quarters 2007 Compared With First Two Quarters 2006: We had a non-operating loss of $18.7 million for the two quarters ended December 29, 2006 compared to a non-operating loss of $0.8 million for the two quarters ended December 30, 2005. The increase in our non-operating loss was due to a $19.8 million write-down of our investment in Terion in the first quarter of fiscal 2007. This loss was partially offset by royalty income of $1.3 million in the first quarter of fiscal 2007. See Note G — “Selected Investments” in the Notes for further information.
Interest Income and Interest Expense

	Quarter Ended			Two Quarters Ended
	December 29,	December 30,	%	December 29,	December 30,	%
	2006	2005	Inc / (Dec)	2006	2005	Inc / (Dec)
	(In millions, except percentages)
Interest income	$2.5	$3.0	(16.7)%	$4.9	$6.2	(21.0)%
Interest expense	(9.8)	(10.1)	(3.0)%	(19.6)	(16.5)	18.8%
     Second Quarter 2007 Compared With Second Quarter 2006: Our interest income decreased to $2.5 million in the second quarter of fiscal 2007 from $3.0 million in the second quarter of fiscal 2006 primarily due to lower average balances of cash and short-term investments when compared to the prior-year quarter. Our interest expense decreased from $10.1 million in the quarter ended December 30, 2005 to $9.8 million in the quarter ended December 29, 2006 primarily due to lower debt balances.
     First Two Quarters 2007 Compared With First Two Quarters 2006: Our interest income decreased to $4.9 million in the first two quarters of fiscal 2007 compared to $6.2 million in the first two quarters of fiscal 2006. Our interest expense increased from $16.5 million in the first two quarters of fiscal 2006 to $19.6 million in the first two quarters of fiscal 2007. The decrease in interest income was due to lower average balances of cash and short-term securities and interest expense increased due to our issuance on September 20, 2005 of $300 million in aggregate principal amount of 5% notes due October 1, 2015.
Income Taxes

	Quarter Ended			Two Quarters Ended
	December 29,	December 30,	%	December 29,	December 30,	%
	2006	2005	Inc / (Dec)	2006	2005	Inc / (Dec)
	(In millions, except percentages)
Income taxes	$(49.6)	$(31.0)	60.0%	$(76.3)	$(60.3)	26.5%
Effective tax rate	34.5%	50.8%		30.0%	42.9%
     Second Quarter 2007 Compared With Second Quarter 2006: Our effective tax rate (income taxes as a percentage of income before income taxes) was 34.5 percent for the second quarter of fiscal 2007 compared to 50.8 percent for the second quarter of fiscal 2006. In the second quarter of fiscal 2007, a reduction in tax rate resulted from the re-enactment of the research and development credit for fiscal 2006, which reduced income taxes by $1 million. In the second quarter of fiscal 2006, the effective tax rate was impacted significantly by charges related to product discontinuances in our Microwave Communications segment and cost-reduction initiatives and acquisitions in our Broadcast Communications segment in foreign jurisdictions where we have significant net operating losses and where we were unable to realize a tax benefit associated with these charges.
     First Two Quarters 2007 Compared With First Two Quarters 2006: Our effective tax rate was 30.0 percent for the first two quarters of 2007 compared to 42.9 percent for the first two quarters of 2006. In the first two quarters of fiscal 2007, a reduction in tax rate resulted from a favorable settlement that was approved by the United States Joint Committee on Taxation and related matters between us and the Internal Revenue Service concerning the tax audit for fiscal years 2001, 2002 and 2003. The settlement and related matters were in an aggregate amount of $12 million. In the second quarter of fiscal 2007, a reduction in tax rate resulted from the re-enactment of the research and development credit for fiscal 2006, which reduced income taxes by $1 million. In the first two quarters of fiscal 2006, the effective tax rate was impacted significantly by charges related to product discontinuances in our Microwave Communications segment and cost-reduction initiatives and acquisitions in our Broadcast Communications segment in foreign jurisdictions where we have significant net operating losses and where we were unable to realize a tax benefit associated with these charges.
Discussion of Business Segments
Government Communications Systems Segment

	Quarter Ended			Two Quarters Ended
	December 29,	December 30,	%	December 29,	December 30,	%
	2006	2005	Inc / (Dec)	2006	2005	Inc / (Dec)
	(In millions, except percentages)
Revenue	$483.7	$443.5	9.1%	$942.9	$876.0	7.6%
Segment operating income	55.8	53.9	3.5%	108.8	107.3	1.4%
% of revenue	11.5%	12.2%		11.5%	12.2%
     Second Quarter 2007 Compared With Second Quarter 2006: Government Communications Systems segment revenue increased 9.1 percent while operating income increased 3.5 percent from the second quarter of fiscal 2006 to the second quarter of fiscal 2007. Revenue was higher in all business areas in the second quarter of fiscal 2007 compared to the prior-year quarter. Operating income as a percentage of revenue was 11.5 percent in the second quarter of fiscal 2007, reflecting continuing excellent program performance.
     Year-over-year revenue growth drivers in the second quarter of fiscal 2007 when compared to the second quarter of fiscal 2006 included:
•	The 15-year, $2.2 billion Federal Aviation Administration Telecommunications Infrastructure (“FTI”) program. FTI is a new state-of-the-art telecommunications network designed to save hundreds of millions of dollars in operational costs while increasing network reliability and security;

•	The 5-year, $600 million Field Data Collection Automation (“FDCA”) program for the U.S. Census Bureau, for which we recently demonstrated our wireless handheld device, with integrated global positioning system and secure communication capabilities, which will be used by 500,000 census takers during the 2010 census;

•	The $66 million CDL Hawklink program for the U.S. Navy that transmits real-time sensor data from LAMPS helicopters to naval vessels;

•	Several new programs for National Intelligence customers; and

•	Several commercial satellite antenna programs.
     First Two Quarters 2007 Compared With First Two Quarters 2006: Government Communications Systems segment revenue increased from $876.0 million in the first two quarters of fiscal 2006 to $942.9 million in the first two quarters of fiscal 2007. Operating income as a percentage of revenue decreased from 12.2 percent in the first two quarters of fiscal 2006 to 11.5 percent in the first two quarters of fiscal 2007.
RF Communications Segment

	Quarter Ended			Two Quarters Ended
	December 29,	December 30,	%	December 29,	December 30,	%
	2006	2005	Inc / (Dec)	2006	2005	Inc / (Dec)
	(In millions, except percentages)
Revenue	$285.5	$180.8	57.9%	$549.2	$351.7	56.2%
Segment operating income	95.7	61.5	55.6%	183.4	119.6	53.3%
% of revenue	33.5%	34.0%		33.4%	34.0%
     Second Quarter 2007 Compared With Second Quarter 2006: RF Communications segment revenue increased 57.9 percent and operating income increased 55.6 percent from the second quarter of fiscal 2006 to the second quarter of fiscal 2007. Revenue in the second quarter of fiscal 2007 was 8.3 percent higher sequentially than the first quarter of fiscal 2007.
     Strength in both U.S. and international markets continues to reflect worldwide demand and customer preference for our high-performance, feature-rich Falcon® II and Falcon® III tactical radios. We received significant domestic orders in the second quarter of fiscal 2007 from the

U.S. Marine Corp, U.S. Navy, and U.S. Army. International orders nearly doubled in the second quarter of fiscal 2007 compared to the prior-year quarter, with significant orders received from Romania, the Netherlands, Kenya, and Tajikistan. The government of Canada ordered radios for its NATO forces in Afghanistan, where our Falcon® II AN/PRC-117-F radios are being used to provide the primary long-range communications backbone.
     Shipments to date of the new Falcon® III multiband handheld radios, the AN/PRC-152, and its vehicular version, the AN/VRC-110, reached $130 million. These radios are now in service with the Army, Navy, Air Force and other U.S. Government agencies and are performing well.
     First Two Quarters 2007 Compared With First Two Quarters 2006: RF Communications segment revenue increased 56.2 percent, while operating income increased 53.3 percent during the first two quarters of 2007 when compared to the comparable prior-year period. These increases were for the same reasons as those noted above regarding the second quarter of fiscal 2007.
Microwave Communications Segment

	Quarter Ended			Two Quarters Ended
	December 29,	December 30,	%	December 29,	December 30,	%
	2006	2005	Inc / (Dec)	2006	2005	Inc / (Dec)
	(In millions, except percentages)
Revenue	$101.3	$89.2	13.6%	$194.9	$164.5	18.5%
Segment operating income (loss)	8.1	(29.5)	*	16.0	(26.5)	*
% of revenue	8.0%	(33.1)%		8.2%	(16.1)%

*	Not meaningful
     Second Quarter 2007 Compared With Second Quarter 2006: Microwave Communications segment revenue increased 13.6 percent from the second quarter of fiscal 2006 to the second quarter of fiscal 2007. The segment had operating income of $8.1 million in the second quarter of fiscal 2007 compared to an operating loss of $29.5 million in the second quarter of fiscal 2006. Operating income in the second quarter of fiscal 2006 was impacted by $35.5 million of charges associated with product discontinuances and the shutdown of our manufacturing activities in Montreal, Canada.
     Increased demand in North America during the second quarter of fiscal 2007 came from both wireless service providers and private networks. Mobile operators are beginning to substitute microwave wireless capabilities for leased lines to reduce network operating costs. In addition, they are expanding their geographic footprint and increasing capacity to handle high-bandwidth voice, data, and video services. Private network demand also increased significantly during the second quarter of fiscal 2007, driven by the need for higher bandwidth and by the availability of Federal grant dollars to improve interoperability of public safety networks.
     International demand remained strong during the second quarter of fiscal 2007 as well, with orders significantly outpacing sales, reflecting the continued expansion of the global customer base. Europe, the Middle East and Africa continued to dominate orders, driven by the deployment of 3G services and network expansions. Major orders in the second quarter of fiscal 2007 were received from network operators in Romania, Nigeria, Burkina Faso, Gabon, Benin, Niger, Togo, Kenya, Portugal, Indonesia, Russia, Brazil, and Mexico.
     On January 26, 2007 we completed the combination of our Microwave Communications segment with Stratex Networks, Inc. creating a new company, Harris Stratex Networks (NASDAQ:HSTX). With trailing twelve months revenue of $650 million, Harris Stratex Networks is now the largest independent global provider of wireless transmission network solutions. We own 56 percent of the new company. The combination resulted in a gain of approximately $131 million to us, which will be recorded in our third quarter of fiscal 2007. Beginning with the third quarter of fiscal 2007, results of Harris Stratex Networks will be consolidated in our financial results, with eliminations for minority interest.
     First Two Quarters 2007 Compared With First Two Quarters 2006: Microwave Communications segment revenue increased 18.5 percent during the first two quarters of fiscal 2007 when compared to the first two quarters of fiscal 2006. The segment had an operating profit of $16.0 million during the first two quarters of fiscal 2007 compared to an operating loss of $26.5 million during the first two quarters of fiscal 2006. The reasons for theses variances are the same as those noted above regarding the second quarter of fiscal 2007 and the second quarter of fiscal 2006, respectively.

Broadcast Communications Segment

	Quarter Ended			Two Quarters Ended
	December 29,	December 30,	%	December 29,	December 30,	%
	2006	2005	Inc / (Dec)	2006	2005	Inc / (Dec)
	(In millions, except percentages)
Revenue	$155.0	$135.4	14.5%	$294.8	$223.1	32.1%
Segment operating income (loss)	13.0	3.2	306.3%	21.8	(8.8)	*
% of revenue	8.4%	2.4%		7.4%	(3.9)%

*	Not meaningful
     Second Quarter 2007 Compared With Second Quarter 2006: Broadcast Communications segment revenue increased 14.5 percent from the second quarter of fiscal 2006 to the second quarter of fiscal 2007, and operating income increased from $3.2 million in the second quarter of fiscal 2006 to $13.0 million in the second quarter of fiscal 2007. Revenue in the second quarter of fiscal 2007 benefited from the October 2005 acquisition of Leitch, and the acquisitions of OSi and Aastra Digital Video during the fourth quarter of fiscal 2006. Operating income in the second quarter of fiscal 2006 was adversely impacted by $11.7 million of charges associated with the acquisition of Leitch and cost-reduction actions that began in the first quarter of fiscal 2006. Sequentially, revenue increased in the second quarter of fiscal 2007 by 10.9 percent compared to the first quarter of fiscal 2007. Orders increased 29 percent to $158 million in the second quarter of fiscal 2007, compared to the prior-year quarter, and were higher in all business areas except TV transmission systems.
     Revenue growth in the second quarter of fiscal 2007 was led by double-digit increases in the video distribution infrastructure and digital media solutions business areas as global customers continue to upgrade to digital and high-definition (“HD”) broadcast operations. Radio Transmission Systems revenue was also higher, led by shipments of HD Radio® systems in North America. TV Transmission Systems and Software Systems revenue declined in the second quarter of fiscal 2007 compared to the prior-year quarter.
     Operating income in the second quarter of fiscal 2007 was negatively impacted by continued lower than expected revenue in the segment’s TV Transmission Systems and Software Systems business areas, increased costs in the software systems business, and increased amortization. As a result of the weak performance and near-term order outlook for TV Transmission Systems, a number of cost- reduction actions are being implemented. We expect to incur related charges of approximately $5 million in the second half of fiscal 2007 for severance and facilities exit costs. These cost-reduction actions are expected to result in annual cost savings of approximately $10 million in fiscal year 2008.
     First Two Quarters 2007 Compared With First Two Quarters 2006: Broadcast Communications segment revenue increased 32.1 percent during the first two quarters of fiscal 2007 when compared to the first two quarters of fiscal 2006. The segment had operating income of $21.8 during the first two quarters of fiscal 2007 compared to an operating loss of $8.8 million during the first two quarters of fiscal 2006. The reasons for these variances are the same as those noted above regarding the second quarter of fiscal 2007 and second quarter of fiscal 2006, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Two Quarters Ended
	December 29,	December 30,
	2006	2005
	(In millions)
Net cash provided by operating activities	$182.3	$112.0
Net cash provided by (used in) investing activities	49.9	(554.7)
Net cash provided by (used in) financing activities	(48.3)	288.1
Effect of exchange rate changes on cash and cash equivalents	2.7	(1.5)

Net increase in cash and cash equivalents	$186.6	$(156.1)

     Cash and Cash Equivalents: Our cash and cash equivalents increased $186.6 million from the end of fiscal 2006 to $367.9 million at the end of the second quarter of fiscal 2007. The increase was primarily due to $182.3 million of net cash provided by operating activities.
     Management currently believes that existing cash, funds generated from operations, sales of marketable securities, our credit facilities and access to the public and private debt and equity markets will be sufficient to provide for our anticipated requirements for working capital, capital expenditures and share repurchases under the current repurchase program for the next 12 months and the foreseeable future. We expect tax payments over the next three years to approximate our tax expense during the same period. With the exception of potential acquisitions, no other significant cash payments are anticipated during the remainder of fiscal 2007 and thereafter, other than those noted in the “Commercial Commitments and Contractual Obligations” discussion set forth below in this MD&A and the contribution of $32.1 million of cash we made in connection with the closing of the transactions pursuant to the definitive agreement we entered into with Stratex Networks, as described in Note N — “Subsequent Events” in the Notes.
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
     Net cash provided by operating activities: Our net cash provided by operating activities was $182.3 million in the first two quarters of fiscal 2007 compared to $112.0 million in the first two quarters of fiscal 2006. All four of our operating segments had improved cash flows for the first two quarters of fiscal 2007 when compared to the prior-year period. The largest increase was in the RF Communications segment primarily due to increased operating income. We expect cash flow provided by operating activities in fiscal 2007 to be in the $400 million to $450 million range.
     Net cash provided by (used in) investing activities: Our net cash provided by investing activities was $49.9 million in the first two quarters of fiscal 2007 compared to net cash used in investing activities of $554.7 million in the first two quarters of fiscal 2006. Net cash provided by investing activities in the first two quarters of fiscal 2007 was primarily due to the net proceeds from the sale of short-term investments of $112.6 million. This was partially offset by $38.8 million of property, plant and equipment additions and $23.9 million of capitalized software additions. Our total capital expenditures, including capitalized software, in fiscal 2007 are expected to be in the $140 million to $150 million range. Net cash used in investing activities in the first two quarters of fiscal 2006 was primarily due to the acquisition of Leitch for $443.5 million, the net purchase of short-term investments of $56.6 million, $35.7 million of property, plant and equipment additions and $18.9 million of capitalized software additions.
     Net cash provided by (used in) financing activities: Our net cash used in financing activities in the first two quarters of fiscal 2007 was $48.3 million compared to net cash provided by financing activities in the first two quarters of fiscal 2006 of $288.1 million. Net cash used in financing activities in the first two quarters of fiscal 2007 included payment of $29.4 million of cash dividends and $26.4 million used for repurchases of common stock. These amounts were partially offset by proceeds from the exercise of employee stock options of $9.4 million.
Common Stock Repurchases
     We repurchased 465,000 shares of our common stock in the second quarter of fiscal 2007 under our repurchase program at an average price per share of $41.96. We did not repurchase any shares of our common stock during the second quarter of fiscal 2006 under our repurchase program. During the first two quarters of fiscal 2007, we repurchased a total of 625,000 shares of our common stock at an average price per share of $42.24. During the first two quarters of fiscal 2006, we repurchased a total of 150,000 shares of our common stock at an average price per share of $39.98, all of which repurchases occurred in the first quarter of fiscal 2006. We currently expect that we will repurchase shares of common stock to offset the dilutive effect of shares issued under our share-based incentive plans. Additional information regarding share repurchases during the second quarter of fiscal 2007 and our repurchase program is set forth in this Quarterly Report on Form 10-Q under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
Dividend Policy
     On August 26, 2006, our Board of Directors authorized an increase in our quarterly common stock dividend rate, from $0.08 per share to $0.11 per share, for an annualized rate of $0.44 per share. This was the fifth consecutive annual increase in our dividend rate. Our annual common stock dividend was $0.32 per share in fiscal 2006. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects, and other factors that our Board may deem relevant. There can be no assurances that annual dividends will continue to increase or that dividends will be paid at all in the future.
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
     The Credit Agreement contains certain covenants, including covenants limiting: liens on our assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and the use of proceeds for hostile acquisitions. The Credit Agreement also prohibits our consolidated ratio of total indebtedness to total capital from being greater than 0.60 to 1.00 and prohibits our consolidated ratio of adjusted EBITDA to net interest expense from being less than 3.00 to 1.00 for any rolling four-quarter period. The Credit Agreement contains certain events of default, including payment defaults; failure to perform or observe terms and covenants; material inaccuracy of representations or warranties; default under other indebtedness with a principal amount in excess of $50 million; the occurrence of one or more judgments or orders for the payment of money in excess of $50 million that remain unsatisfied; incurrence of certain ERISA liabilities in excess of $50 million; failure to pay debts as they come due, or our bankruptcy; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings, together with accrued interest and fees, to be immediately due and payable. All amounts borrowed or outstanding under the Credit Agreement are due and mature on March 31, 2010, unless the commitments are terminated earlier either at our request or if certain events of default occur. At December 29, 2006, no borrowings were outstanding under the Credit Agreement.
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
     In fiscal 2003, we issued $150 million in aggregate principal amount of 3.5% Convertible Debentures due 2022. These debentures are convertible at a conversion price of $22.625 during any calendar quarter if the closing price of our common stock, for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the prior calendar quarter, is more than $24.8875, and in certain other circumstances as described in Note I — “Net Income Per Diluted Share” in the Notes. Based upon satisfaction of the market price trigger as of the end of the calendar quarter ended December 31, 2006, these debentures are convertible during the calendar quarter ended March 31, 2007 into shares of our common stock.
     In addition to our $150 million 3.5% Convertible Debentures and $300 million 5% Notes mentioned above, we have outstanding unsecured long-term debt securities of $250.9 million. The earliest maturity date of any such long-term debt securities is fiscal 2008.

     We have uncommitted short-term lines of credit. These lines provide for borrowings at various interest rates, typically may be terminated upon notice, may be used on such terms as mutually agreed to by the banks and us and are reviewed annually for renewal or modification. These lines do not require compensating balances. We have a short-term commercial paper program in place, which we may utilize to satisfy short-term cash requirements. There were no borrowings under the commercial paper program at December 29, 2006.
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
     During the quarter ended September 29, 2006, our Broadcast Communications segment entered into an agreement to sell products and services to a customer (the “Customer”) in connection with the Customer’s prime contract (the “Prime Contract”) to provide 19 transmission stations to a state agency (the “Agency”). Pursuant to the terms of the Prime Contract, the Customer was required to post a $20 million bond in favor of the Agency to secure the Customer’s obligations under the Prime Contract. In order to facilitate the issuance of the bond, we entered into an agreement with the Customer and the bond surety to provide additional indemnity to the surety in the event the surety incurs any loss by reason of executing such bond. Our indemnity obligations are supported by, among other things, $2 million in irrevocable standby letters of credit obtained by the Customer in favor of Harris; a guarantee from the Customer, as primary guarantor, in favor of Harris of up to approximately $11 million; personal guarantees from certain principals of the Customer, as secondary guarantors, in favor of Harris of up to approximately $11 million in the aggregate; an additional fee payable by the Customer to Harris of up to $300,000; certain additional undertakings by the Customer to Harris with respect to the amount of Harris products and services to be sold by Harris to the Customer in connection with the Customer’s Prime Contract with the Agency; an agreement by the Customer to use best efforts to include Harris in any resolution procedure should default be declared or a claim be made to the bond; and an agreement with the Customer, to the extent the Customer is able, recommending Harris “step into” the Customer’s place in the event the Customer is not able to perform under the Prime Contract with the Agency. The bond may remain outstanding until February 2010. We believe that the technical, project and financial risks associated with our agreement to provide additional indemnity to the surety is remote and should not have a material effect on our financial position, results of operations or cash flows.
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
     Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of

December 29, 2006, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, cash flows or financial condition.
Commercial Commitments and Contractual Obligations
     The amounts disclosed in our Fiscal 2006 Form 10-K include our commercial commitments and contractual obligations. During the two quarters ended December 29, 2006, other than the aforementioned agreement by Harris to provide additional indemnity to the surety in respect of a $20 million bond posted by our Broadcast Communications segment’s Customer in favor of the Agency, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our Fiscal 2006
Form 10-K.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1: “Significant Accounting Policies” in our Notes to Consolidated Financial Statements included in our Fiscal 2006 Form 10-K. Critical accounting policies and estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies and estimates for us include: (i) revenue recognition on development and production contracts and contract estimates, (ii) provisions for excess and obsolete inventory losses, (iii) valuation of selected investments, (iv) impairment testing of goodwill, (v) income taxes and tax valuation allowances, and (vi) assumptions used to record stock option and share-based compensation. For additional discussion of our critical accounting policies and estimates, see our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2006 Form 10-K.
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
     Foreign Exchange and Currency: We use foreign exchange contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers, and intercompany loans. We believe the use of foreign currency financial instruments should reduce the risks that arise from doing business in international markets. At December 29, 2006, we had open foreign exchange contracts with a notional amount of $43.9 million, of which $21.4 million were classified as cash flow hedges and $22.6 million were classified as fair value hedges. This compares to open foreign exchange contracts with a notional amount of $45.7 million as of June 30, 2006, of which $15.7 million were classified as cash flow hedges and $30.0 million were classified as fair value hedges. At December 29, 2006, contract expiration dates ranged from less than one month to 15 months with a weighted average contract life of 4.3 months.
     More specifically, the foreign exchange contracts classified as cash flow hedges are primarily being used to hedge currency exposures from cash flows anticipated on two programs in the U.K. for our RF Communications segment, payments to a vendor in the U.K. that is supporting one of our government contracts in our Government Communications Systems segment and various intercompany transactions in our RF Communications segment between the U.K. and U.S. operations and in our Broadcast Communications segment between our European, Asia Pacific and Canadian operations. As of December 29, 2006, we estimated that a pre-tax loss of less than $1.5 million would be reclassified into net income from comprehensive income within the next 14 months related to these cash flow hedges.
     The net gain included in our net income in the first two quarters of fiscal 2007 and the first two quarters of fiscal 2006 representing the amount of fair value and cash flow hedges’ ineffectiveness was not material. No amounts were recognized in our net income in the first two quarters of fiscal 2007 or the first two quarters of fiscal 2006 related to the component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. In addition, no amounts were recognized in our net income in the first two quarters of fiscal 2007 or the first two quarters of fiscal 2006 related to hedged firm commitments that no longer qualify as fair value hedges. All of these derivatives were recorded at their fair value on the balance sheet in accordance with FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
     Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for our foreign currency derivatives held at December 29, 2006 would have an impact of approximately $3.9 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.
     Interest Rates: We utilize a balanced mix of debt maturities, along with both fixed-rate and variable-rate debt and available lines of credit to manage our exposure to changes in interest rates. We do not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2007, although there can be no assurances that interest rates will not change significantly.
Item 4. Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage those entities, our controls and procedures with respect to those entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries. As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal quarter ended December 29, 2006, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our senior management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the fiscal quarter ended December 29, 2006 our disclosure controls and procedures were effective.
     (b) Changes in internal control: We periodically review our system of internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we periodically review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of acquired business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties, and adding additional monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 29, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
     During the second quarter of fiscal 2007, we repurchased 465,000 shares of our common stock at an average price per share of $41.96. During the second quarter of fiscal 2006, we did not repurchase any shares of our common stock. We currently expect that we will repurchase shares of our common stock to offset the dilutive effect of shares issued under our share-based incentive plans. However, the level of repurchases also depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects, and other factors our Board of Directors may deem relevant. Shares repurchased by us are cancelled and retired.
     The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended December 29, 2006:

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet be
	Total number of	Average price paid	publicly announced	purchased under the
Period*	shares purchased	per share	plans or programs (1)	plans or programs (1)
Month No. 1
(September 30, 2006—October 27, 2006)
Repurchase Programs (1)	None	n/a	None	3,356,000
Employee Transactions (2)	8,175	$44.18	n/a	n/a
Month No. 2				2
(October 28, 2006—November 24, 2006)
Repurchase Programs (1)	465,000	$41.96	465,000	2,891,000
Employee Transactions (2)	85,283	$40.56	n/a	n/a
Month No. 3				3
(November 25, 2006—December 29, 2006)
Repurchase Programs (1)	None	n/a	None	2,891,000
Employee Transactions (2)	19,332	$44.03	n/a	n/a

Total	577,790	$41.85	465,000	2,891,000

*	Periods represent our fiscal months.

(1)	On April 27, 2004, we announced that our Board of Directors approved a share repurchase program that authorizes us to repurchase, on a post-stock split basis, up to 6 million shares through open-market transactions, or in negotiated block transactions. This program does not have an expiration date. The maximum number of shares that may yet be purchased under our currently authorized repurchase program as of December 29, 2006 is 2,891,000. As a matter of policy, we do not repurchase shares during the period beginning on the 15th day of the third month of a fiscal quarter and ending two days following the public release of earnings and financial results for such fiscal quarter.

(2)	Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised stock options, (b) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance shares or restricted shares which vested during the quarter, (c) performance or restricted shares returned to us upon the retirement or employment termination of employees, or (d) shares of our common stock purchased by the trustee of the Harris Corporation Master Rabbi Trust at our direction to fund obligations under our deferred compensation plans. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.
Sales of Unregistered Securities
     During the second quarter of fiscal 2007, we did not issue or sell any unregistered equity securities.
Item 3. Defaults Upon Senior Securities.
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     Our 2006 Annual Meeting of Shareholders was held on October 27, 2006. A total of 120,524,099 of our outstanding shares were represented in person or by proxy at the meeting. This represented approximately 90% of our shares issued, outstanding and entitled to be voted at the 2006 Annual Meeting of Shareholders.
     (1) Proposal 1: Shareholders elected four nominees to our Board of Directors for a three-year term expiring at the Annual Meeting of Shareholders in 2009, or until their successors are elected and qualified. The vote tabulation for individual directors was:

	Number of Shares
Nominee	For	Withheld
Terry D. Growcock	120,111,734	412,365
Leslie F. Kenne	119,883,575	640,524
David B. Rickard	119,994,892	529,207
Gregory T. Swienton	119,980,429	543,670
     The terms of the following directors also continued after the 2006 Annual Meeting of Shareholders:
•	Thomas A. Dattilo

•	Lewis Hay III

•	Karen Katen

•	Stephen P. Kaufman

•	Howard L. Lance

•	Dr. James C. Stoffel

•	Hansel E. Tookes II
     (2) Proposal 2: To ratify our Audit Committee’s appointment of Ernst & Young LLP as our independent registered public accountants for the fiscal year ending June 29, 2007:

For	Against	Abstain
119,955,695	483,526	84,877
     Proposal 2 was approved by our shareholders.

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

(b)(i) Indenture, dated as of May 1, 1996, between Harris Corporation and The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-03111, filed with the SEC on May 3, 1996.

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

(c) Indenture, dated as of October 1, 1990, between Harris Corporation and National City Bank, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-3, Registration Statement No. 33-35315, filed with the SEC on June 8, 1990.

(d) Indenture, dated as of August 26, 2002, between Harris Corporation and The Bank of New York, as Trustee, relating to $150,000,000 of 3.5% Convertible Debentures due 2022, incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2002. (Commission File Number 1-3863)

(e) Indenture, dated as of September 3, 2003, between Harris Corporation and The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a committee of the Board, incorporated herein by reference to Exhibit 4(b) to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-108486, filed with the SEC on September 3, 2003.

(f) Subordinated Indenture, dated as of September 3, 2003, between Harris Corporation and The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a committee of the Board, incorporated herein by reference to Exhibit 4(c) to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-108486, filed with the SEC on September 3, 2003.

(g) Pursuant to Regulation S-K Item 601 (b) (4) (iii), Registrant by this filing agrees, upon request, to furnish to the SEC a copy of other instruments defining the rights of holders of long-term debt of the Company.

* (10)
(a) Supplemental Pension Plan for Howard L. Lance, effective as of October 27, 2006, between Harris Corporation and Howard L. Lance, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2006. (Commission File Number 1-3863)

* (10)	(b) Amendment Number Two to the Harris Corporation Retirement Plan dated December 20, 2006.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(15)	Letter Regarding Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

*	Management contract or compensatory plan or arrangement.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS CORPORATION (Registrant)
Date: January 31, 2007	By:	/s/ Gary L. McArthur
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

(b) (i) Indenture, dated as of May 1, 1996, between Harris Corporation and The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-03111, filed with the SEC on May 3, 1996.

     (ii) Instrument of Resignation from Trustee and Appointment and Acceptance of Successor Trustee among Harris Corporation, JP Morgan Chase Bank, as Resigning Trustee, and The Bank of New York, as Successor Trustee, dated as of November 1, 2002 (effective November 15, 2002), incorporated herein by reference to Exhibit 99.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2002. (Commission File Number 1-3863)

(c) Indenture, dated as of October 1, 1990, between Harris Corporation and National City Bank, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-3, Registration Statement No. 33-35315, filed with the SEC on June 8, 1990.

Exhibit No.
Under Reg. S-K,
Item 601	Description

(d) Indenture, dated as of August 26, 2002, between Harris Corporation and The Bank of New York, as Trustee, relating to $150,000,000 of 3.5% Convertible Debentures due 2022, incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2002. (Commission File Number 1-3863)

(e) Indenture, dated as of September 3, 2003, between Harris Corporation and The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a committee of the Board, incorporated herein by reference to Exhibit 4(b) to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-108486, filed with the SEC on September 3, 2003.

(f) Subordinated Indenture, dated as of September 3, 2003, between Harris Corporation and The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a committee of the Board, incorporated herein by reference to Exhibit 4(c) to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-108486, filed with the SEC on September 3, 2003.

(g) Pursuant to Regulation S-K Item 601 (b) (4) (iii), Registrant by this filing agrees, upon request, to furnish to the SEC a copy of other instruments defining the rights of holders of long-term debt of the Company.

* (10)
(a) Supplemental Pension Plan for Howard L. Lance, effective as of October 27, 2006, between Harris Corporation and Howard L. Lance, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2006. (Commission File Number 1-3863)

* (10)	(b) Amendment Number Two to the Harris Corporation Retirement Plan, dated December 20, 2006.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(15)	Letter Regarding Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

*	Management contract or compensatory plan or arrangement.