Form 10-Q
period 2007-03-30
HARRIS CORP /DE/
filed 2007-05-08
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of shares outstanding of the registrant’s common stock as of May 4, 2007 was 134,281,161 shares.

HARRIS CORPORATION
FORM 10-Q
For the Quarter Ended March 30, 2007
     This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries. HD Radio® is a registered trademark of iBiquity Digital Corporation.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended		Three Quarters Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006
		(In millions, except per share amounts)
Revenue from product sales and services	$1,072.4	$881.1	$3,035.4	$2,482.4

Cost of product sales and services	(719.1)	(588.1)	(2,043.7)	(1,730.3)
Engineering, selling and administrative expenses	(241.5)	(173.9)	(592.3)	(481.3)
Gain on combination with Stratex Networks, Inc. (“Stratex”)	163.4	—	163.4	—
Non-operating income (loss)	2.8	—	(15.9)	(0.8)
Interest income	4.6	2.3	9.5	8.5
Interest expense	(10.5)	(10.1)	(30.1)	(26.6)

Income before income taxes and minority interest	272.1	111.3	526.3	251.9
Income taxes	(63.8)	(38.8)	(140.1)	(99.1)
Minority interest in Harris Stratex Networks, Inc. (“Harris Stratex Networks”), net of tax	6.6	—	6.6	—

Net income	$214.9	$72.5	$392.8	$152.8

Net income per common share
Basic	$1.62	$.54	$2.95	$1.15
Diluted	$1.52	$.52	$2.79	$1.10

Cash dividends paid per common share	$.11	$.08	$.33	$.24

Basic weighted average shares outstanding	133.0	133.2	133.0	132.8
Diluted weighted average shares outstanding	141.7	142.0	141.7	141.6
See accompanying Notes to Condensed Consolidated Financial Statements.

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 30,	June 30,
	2007	2006(1)
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$481.8	$181.3
Short-term investments	40.8	112.6
Receivables	630.3	560.6
Inventories	523.0	468.9
Deferred income taxes	112.0	105.0

Total current assets	1,787.9	1,428.4
Other Assets
Property, plant and equipment	451.2	393.4
Goodwill	1,207.1	951.1
Identifiable intangible assets	313.7	193.4
Non-current notes receivable	5.1	4.3
Other assets	175.8	171.7

	2,152.9	1,713.9

	$3,940.8	$3,142.3

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$8.9	$0.2
Accounts payable	279.1	235.6
Compensation and benefits	186.6	198.4
Other accrued items	183.3	148.5
Advance payments and unearned income	162.1	129.9
Income taxes payable	55.6	38.1
Current portion of long-term debt	310.4	1.4

Total current liabilities	1,186.0	752.1
Other Liabilities
Non-current deferred income taxes	24.5	28.6
Long-term debt	411.0	699.5

Minority interest in Harris Stratex Networks	323.9	—

Shareholders’ Equity
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 250,000,000 shares authorized; issued and outstanding 133,160,956 shares at March 30, 2007 and 132,842,734 shares at June 30, 2006	133.2	132.8
Other capital	301.2	264.8
Retained earnings	1,563.3	1,252.8
Accumulated other comprehensive income (loss)	(2.3)	11.7

Total shareholders’ equity	1,995.4	1,662.1

	$3,940.8	$3,142.3

(1)	Derived from audited financial statements.
See accompanying Notes to Condensed Consolidated Financial Statements.

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Quarters Ended
	March 30,	March 31,
	2007	2006
	(In millions)
Operating Activities
Net income	$392.8	$152.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	89.1	66.0
Purchased in-process research and development write-off	15.3	3.6
Non-current deferred income tax	(2.6)	(3.5)
Gain on combination with Stratex	(163.4)	—
Minority interest in Harris Stratex Networks, net of tax	(6.6)	—
(Increase) decrease in:
Accounts and notes receivable	(27.1)	(20.5)
Inventories	(26.2)	(83.1)
Increase (decrease) in:
Accounts payable and accrued expenses	(6.1)	7.4
Advance payments and unearned income	20.6	21.1
Income taxes	6.3	46.5
Other	31.2	24.7

Net cash provided by operating activities	323.3	215.0

Investing Activities
Cash paid for acquired businesses	—	(443.5)
Cash received in the combination with Stratex	33.2	—
Additions of plant and equipment	(66.6)	(64.4)
Additions of capitalized software	(32.2)	(27.9)
Cash paid for short-term investments available-for-sale	(264.9)	(301.7)
Proceeds from the sale of short-term investments available-for-sale	362.1	159.0

Net cash provided by (used in) investing activities	31.6	(678.5)

Financing Activities
Proceeds from borrowings	36.0	331.6
Repayment of borrowings	(31.5)	(33.0)
Proceeds from exercise of employee stock options	27.8	28.7
Repurchases of common stock	(47.0)	(16.2)
Cash dividends	(44.2)	(32.0)

Net cash provided by (used in) financing activities	(58.9)	279.1

Effect of exchange rate changes on cash and cash equivalents	4.5	(0.4)

Net increase (decrease) in cash and cash equivalents	300.5	(184.8)

Cash and cash equivalents, beginning of year	181.3	377.6

Cash and cash equivalents, end of period	$481.8	$192.8

Supplemental disclosures of cash flow information:

Non-cash investing activities:
Formation and combination of Harris Stratex Networks:
Contribution of Harris Microwave Communications Division business assets and liabilities to the minority stockholders	$(117.9)	$—

Receipt by the majority stockholder of Stratex assets and liabilities	$281.3	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 30, 2007
Note A — Significant Accounting Policies and Recent Accounting Pronouncements
Basis of Presentation
     The accompanying condensed consolidated financial statements of Harris Corporation and its subsidiaries (“Harris,” “Company,” “we,” “our,” and “us” refer to Harris Corporation and its consolidated subsidiaries) have been prepared by Harris, without an audit, in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, such interim financial statements reflect all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the quarter and three quarters ended March 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at June 30, 2006 has been derived from the audited financial statements but does not include all the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. We provide complete financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (“Fiscal 2006 Form 10-K”).
     The accompanying condensed consolidated financial statements include 100% of the assets and liabilities of our majority-owned subsidiary, Harris Stratex Networks, Inc. (“Harris Stratex Networks”), and the 43% ownership interests of the minority stockholders of Harris Stratex Networks are recorded in the “Minority interest in Harris Stratex Networks” caption in the accompanying Condensed Consolidated Balance Sheet. All intercompany transactions and accounts have been eliminated. References to Harris Stratex Networks include its consolidated subsidiaries.
     The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.
Minority Interest
     Minority interest represents the minority stockholders’ proportionate share of equity and net income or net loss of Harris Stratex Networks. As of March 30, 2007, the minority stockholders’ proportionate share of the equity in Harris Stratex Networks of $323.9 million is reflected as Minority interest in Harris Stratex Networks in the accompanying Condensed Consolidated Balance Sheet. The minority stockholders’ proportionate share of net loss for the three months ended March 30, 2007 was $6.6 million.
Related Party Transactions
     We have sales to and purchases from Harris Stratex Networks from time to time. The entity initiating the transaction sells to the other entity at the appropriate transfer price. The entity making the sale to the end customer records the profit on the transaction at the appropriate transfer price. Our sales to Harris Stratex Networks since January 26, 2007 were $1.1 million. Our purchases from Harris Stratex Networks since January 26, 2007 were $0.2 million.
     Additionally, on January 26, 2007, we entered into a Transition Services Agreement with Harris Stratex Networks to provide for certain services during the period subsequent to the combination with Stratex Networks, Inc. (“Stratex”). These services are charged to Harris Stratex Networks based primarily on actual usage and include, among others, database management, supply chain operating systems, eBusiness, financial systems and services, back office material resource planning support, human resources systems, internal and information systems shared services support, network management and help desk support, and server administration and support. During the quarter ended March 30, 2007, we charged Harris Stratex Networks $1.2 million for these services.
     Total payables due to Harris Stratex Networks were $0.4 million at March 30, 2007. Total receivables from Harris Stratex Networks, including those resulting from the combination transaction and Transition Services Agreement, were $14.7 million at March 30, 2007.

Capitalized Software to Be Sold, Leased or Otherwise Marketed
     Capitalized software to be sold, leased or otherwise marketed is accounted for in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“Statement 86”). Costs incurred to acquire or create a computer software product are expensed when incurred as research and development until technological feasibility has been established for the product, at which point such costs are capitalized. Technological feasibility is normally established upon completion of a detailed program design. Capitalization of computer software costs ceases when the product is available for general release to customers. Costs of reproduction, documentation, training materials, physical packaging, maintenance and customer support are charged to cost of products sold when related revenue is recognized. Capitalized software is evaluated for impairment periodically by comparing the unamortized capitalized costs of a computer software product to the net realizable value of that product. In the quarter ended March 30, 2007, we recorded an $18.9 million write-down of capitalized software in our Broadcast Communications segment. The write-down was a result of management’s decision to discontinue an automation software development effort. The $18.9 million write-down of capitalized software is included in the “Engineering, selling and administrative expenses” line item of the accompanying Condensed Consolidated Statement of Income.
     Capitalized software, accounted for under Statement 86, had a net carrying value of $38.4 million at March 30, 2007 and $41.7 million at June 30, 2006. Total amortization expense related to these capitalized software amounts for the quarter and three quarters ended March 30, 2007 was $2.2 million and $5.0 million, respectively. Total amortization expense related to these capitalized software amounts for the quarter and three quarters ended March 31, 2006 was $0.5 million and $1.5 million, respectively. The annual amortization of capitalized software costs is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Based on this policy, the useful lives over which we amortize costs of computer software to be sold range from three years to seven years. Amortization commences when the product is available for general release to customers. The capitalized costs and accumulated amortization are reflected in the “Other assets” line item of the accompanying Condensed Consolidated Balance Sheet. The amortization of capitalized software is included in the “Cost of product sales and services” line item of the accompanying Condensed Consolidated Statement of Income.
Property, Plant and Equipment
     Property, plant and equipment are carried on the basis of cost. Depreciation of buildings, machinery and equipment is computed by the straight-line and accelerated methods. The estimated useful lives of buildings generally range between 3 and 50 years. The estimated useful lives of machinery and equipment generally range between 3 and 10 years. Software capitalized for internal use is accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Amortization of internal use software begins when the software is put into service and is based on the expected useful life of the software. The useful life over which we amortize internal use software ranges from two years to five years. See Note H — “Property, Plant and Equipment” for additional information regarding property, plant and equipment.
Recent Accounting Pronouncements
     In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3 provides a simplified alternative method to calculate the beginning pool of excess tax benefits against which excess future deferred tax assets (that result when the compensation cost recognized for an award exceeds the ultimate tax deduction) could be written off under FASB Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“Statement 123R”). The guidance in FSP 123R-3 was effective on November 10, 2005. We determined not to make the one-time election to adopt the alternative transition method described in FSP 123R-3. We have implemented the provisions of Statement 123R following the guidance for calculating the pool of excess tax benefits described in paragraph 81 of Statement 123R and the guidance related to reporting cash flows described in paragraph 68 of Statement 123R. Our determination not to adopt the alternative transition method described in FSP 123R-3 did not have a material impact on our financial position, results of operations or cash flows.
     In March 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“Issue 06-3”). The EITF reached a conclusion that the presentation of taxes such as sales, use, value added, and excise taxes on either a gross (included in revenues and costs) or a net (excluded from revenues and costs) basis is an accounting policy decision that should be disclosed by a company. In addition, a company should disclose the amounts of those taxes such as sales, use, value added, and excise taxes that are reported on a gross basis in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of Issue 06-3 were effective for interim and annual reporting periods that began after December 15, 2006. We have disclosed in our Fiscal 2006 Form 10-K that we record taxes collected from customers and remitted to governmental authorities on a net basis. Our early adoption and implementation of the provisions of Issue 06-3 did not have a material impact on our financial position, results of operations or cash flows.
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
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 expresses the SEC’s views regarding the process of quantifying misstatements in financial statements. The view of the SEC is that the effects of prior year errors in the balance sheet must be taken into account for the current year income statement financial reporting. We implemented the provisions of SAB 108 during the first quarter of fiscal 2007 and it did not have a material impact on our financial position, results of operations or cash flows.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement 159”). Statement 159 allows companies to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, all unrealized gains or losses in fair value for that instrument shall be reported in earnings at each subsequent reporting date. Statement 159 is effective for fiscal years that begin after November 15, 2007, which for us will be our fiscal 2009. We are currently evaluating the impact Statement 159 will have on our financial position, results of operations and cash flows.
Reclassifications
     Certain prior-year amounts have been reclassified on the accompanying condensed consolidated financial statements to conform with current-year classifications. These reclassifications include:
•	Reclassifying $28.1 million software capitalized under the provisions of SOP 98-1 from the caption “Other assets” to the caption “Property, plant and equipment” in our Condensed Consolidated Balance Sheet as of June 30, 2006.

•	Reclassifying the purchases and sales of auction rate securities as investing activities rather than cash and cash equivalents. We reclassified $142.7 million from a positive change in cash and cash equivalents to cash used in investing activities, in our Condensed Consolidated Statement of Cash Flows for the three quarters ended March 31, 2006.

•	Reclassifying $3.9 million and $9.0 million amortization of developed technology from the caption “Engineering, selling and administrative expenses” to the caption “Cost of product sales and services” in our Condensed Consolidated Statement of Income for the quarter and three quarters ended March 31, 2006, respectively.

Note B — Business Combinations
Harris Stratex Networks
     On January 26, 2007, we completed the combination of our former Microwave Communications Division with Stratex, a publicly-traded provider of high-speed wireless transmission systems, to form a new company named Harris Stratex Networks, Inc. (as defined above, “Harris Stratex Networks”) pursuant to an Amended and Restated Formation, Contribution and Merger Agreement (the “Combination Agreement”). The combination creates a leading global communications solutions company offering end-to-end wireless transmissions solutions for mobile and fixed-wireless service providers and private networks. Pursuant to the combination with Stratex, each share of Stratex common stock was converted into one-fourth of a share of Harris Stratex Networks Class A common stock. As a result of the transaction, 24,782,153 shares of Harris Stratex Networks Class A common stock were issued to the former holders of Stratex common stock and Stratex became a wholly-owned subsidiary of Harris Stratex Networks. In the combination transaction, we contributed the assets of our Microwave Communications Division, including $32.1 million in cash, and, in exchange Harris Stratex Networks assumed certain of the liabilities related to our Microwave Communications Division and issued 32,913,377 shares of Harris Stratex Networks Class B common stock to us. As a result of these transactions, we own approximately 57 percent of Harris Stratex Networks’ outstanding stock and the minority stockholders own approximately 43 percent of Harris Stratex Networks’ outstanding stock. Harris Stratex Networks is a publicly-traded company listed on the NASDAQ Global Market under the symbol “HSTX.” Harris Stratex Networks results of operations, which include Stratex results of operations, have been included in the accompanying Condensed Consolidated Statements of Income and Cash Flows since the combination date of January 26, 2007, with appropriate elimination of the minority interest.
     The Stratex combination was accounted for as a purchase business combination with us considered to be the purchaser for accounting purposes. The purchase price of $493.0 million is calculated as follows:
Calculation of Allocable Purchase Price

(In millions)
Value of Harris Stratex Networks shares issued to Stratex stockholders based on the closing market price of Stratex on January 26, 2007	$464.9
Value of Stratex vested options assumed based on the Black-Scholes-Merton option-pricing model	15.5
Acquisition costs	12.6

Total allocable purchase price	$493.0

     The combination also resulted in a gain to us of approximately $163.4 million ($143.1 million after-tax), which relates to the deemed sale of 43 percent of the assets and liabilities of our Microwave Communications Division to the minority stockholders of Harris Stratex Networks.

     The table below represents the allocation of the total consideration to Stratex tangible and identifiable intangible assets and liabilities based on management’s assessment of their respective fair values as of January 26, 2007. Any additional payments will be recorded as adjustments to goodwill.
Balance Sheet as of January 26, 2007

(In millions)
Cash and cash equivalents	$33.1
Short-term investments	25.5
Accounts and notes receivable	43.1
Inventories	44.2
Identifiable intangible assets	149.5
In-process research and development	15.3
Goodwill	247.1
Property, plant and equipment	42.6
Non-current deferred tax assets	1.5
Other assets	0.7

Total assets	$602.6

Accounts payable and accrued expenses	$68.4
Advance payments and unearned income	2.9
Other accrued items	8.7
Income taxes payable	4.9
Current portion of long-term debt	11.3
Long-term debt	13.4
Common stock and additional paid-in capital	493.0

Total liabilities and shareholders’ equity	$602.6

     The following table summarizes the allocation of estimated fair value of identifiable intangible assets resulting from the combination. For purposes of this allocation, we have assessed the fair value of Stratex identifiable intangible assets related to customer contracts, customer relationships, employee covenants not to compete, developed technology and trade names based on the net present value of the projected income stream of these identifiable intangible assets. The resulting fair value is being amortized over the estimated useful life of each identifiable intangible asset on a straight-line basis. We estimated the fair value of in-process research and development to be approximately $15.3 million, which was immediately written-off in the quarter to the “Engineering, selling and administrative expenses” caption in the accompanying Condensed Consolidated Statement of Income. This represents certain technologies under development, primarily related to the next generation of the Stratex EclipseTM product. Harris Stratex Networks expects to incur up to an additional $3.4 million of expenses to complete this development, with completion expected during our fiscal 2008.

		Estimated
		Life	Total
Identifiable Intangible Assets	Expense Type	(Years)	(In millions)
Developed technology	Cost of product sales and services	10	$70.1
Stratex tradename	Engineering, selling and administrative	Indefinite	33.0
Other tradenames	Engineering, selling and administrative	5	11.4
Customer relationships	Engineering, selling and administrative	4-10	28.8
Contract backlog	Engineering, selling and administrative	0.4	4.3
Non-competition agreements	Engineering, selling and administrative	1	1.9

Total identifiable intangible assets			$149.5

     The purchase price allocation is preliminary, and until January 25, 2008, additional information could come to our attention that may require us to revise from time to time the purchase price allocation in connection with the Stratex combination. The excess of the purchase price over the fair value of the tangible and identifiable intangible net assets acquired was assigned to goodwill. The goodwill resulting from the combination was associated primarily with the Stratex market presence and leading position, its growth opportunity in the markets in which it operates, its experienced work force and established operating infrastructure.

     In accordance with FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”), goodwill will not be amortized but will be tested for impairment at least annually. The goodwill resulting from the Stratex combination is not deductible for tax purposes.
Pro Forma Results
     The following summary, prepared on a pro forma basis, presents unaudited consolidated results of operations as if the combination with Stratex had been completed as of the beginning of the periods presented, after including the impact of adjustments such as amortization of intangible assets and the related income tax effects. This pro forma presentation does not include any impact of combination synergies.

	Quarter Ended		Three Quarters Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006
	(In millions, except per share amounts)
Revenue from product sales and services — as reported	$1,072.4	$881.1	$3,035.4	$2,482.4
Revenue from product sales and services — pro forma	$1,080.2	$945.1	$3,181.2	$2,658.5

Net income — as reported	$214.9	$72.5	$392.8	$152.8
Net income — pro forma	$212.9	$67.8	$375.4	$147.2

Net income per diluted common share — as reported	$1.52	$.52	$2.79	$1.10
Net income per diluted common share — pro forma	$1.51	$.48	$2.67	$1.06
     The pro forma results are not necessarily indicative of our results of operations had the combination with Stratex been completed for the entire periods presented.
Note C — Ownership in Harris Stratex Networks
     Harris Stratex Networks is authorized to issue and has issued both Class A common stock and Class B common stock. We own 100% of the outstanding shares of Class B common stock. The Class B common stock has the same rights and privileges as, and ranks equally and shares ratably with, the Class A common stock, and otherwise is substantially similar to the Class A common stock, except that holders of shares of Class B common stock have certain additional rights, several of which are generally described below.
     Holders of Class B common stock have the right to vote separately as a class to elect a number of Harris Stratex Networks directors (the “Class B Directors”) equal to such holders’ proportionate ownership of the total voting power of the outstanding Harris Stratex Networks common stock (and to remove and replace such Class B Directors) so long as such holders’ total voting power is equal to or greater than 10%. Also, subject to limited exceptions, holders of Class B common stock have a preemptive right to preserve their proportionate interest in Harris Stratex Networks, but only when the holders of Class B common stock hold a majority of the total number of votes entitled to be cast generally in an election of the directors of Harris Stratex Networks (other than an election of the Class B Directors).
     We have agreed that until January 26, 2009 we will not acquire or dispose of any of our voting securities in Harris Stratex Networks, unless (i) pursuant to our preemptive right described above, (ii) approved in advance by a majority of the Harris Stratex Networks directors who are not Class B directors (the “Class A Directors”), or (iii) as a result of actions taken by Harris Stratex Networks that do not increase or decrease our percentage of total voting power which we and our affiliates are entitled to cast in respect of all classes of capital stock or securities of Harris Stratex Networks then outstanding and entitled to vote generally in the election of Class A Directors (including the holders of Class B common stock) beneficially owned by us. We have also agreed that from January 26, 2009 to January 26, 2011, we will not (1) beneficially own more than 80% of the voting power of Harris Stratex Networks without the prior approval of a majority of the Class A Directors or (2) transfer all or a portion of our interest in Harris Stratex Networks to a person if, following such transfer, that person would be entitled to cast a majority of the outstanding votes in an election of the directors of Harris Stratex Networks (other than an election of the Class B Directors) unless a majority of the Class A Directors approves such transfer in advance or the person purchasing our interest in Harris Stratex Networks offers to acquire all the outstanding voting securities of Harris Stratex Networks at the same price and on the same terms as apply to the transfer from us. Shares of Class A common stock currently are listed for trading on NASDAQ under the symbol “HSTX”, while shares of Class B common stock currently are not listed for trading on any exchange or quotation system and are not expected to be so listed at any time in the foreseeable future.
Note D — Stock Options and Share-Based Compensation
     As of March 30, 2007, we had three shareholder-approved stock incentive plans for employees under which options or other share-based compensation was outstanding, and we had the following types of share-based awards outstanding under these plans: stock options, performance share awards, performance share unit awards, restricted stock awards and restricted stock unit awards. We believe that such awards more closely align the interests of our employees with those of our shareholders. The compensation cost related to our share-based awards that was charged against income was $7.4 million for the quarter ended March 30, 2007, and $19.1 million for the three quarters ended March 30, 2007, which includes $1.0 million related to Harris Stratex Networks share-based award plans. The compensation cost related to our share-based awards that was charged against income was $5.7 million for the quarter ended March 31, 2006, and $15.9 million for the three quarters ended March 31, 2006. Grants to employees during the third quarter of fiscal 2007 under these plans consisted of 24,200 stock option grants; 900 performance share awards and 9,500 restricted stock awards. Grants to employees during the first three quarters of fiscal 2007 under these plans consisted of 1,134,700 stock option grants; 244,700 performance share awards; 19,900 performance share unit awards and 163,700 restricted stock awards. The fair value of these options was estimated using a Black-Scholes-Merton option valuation model that used the following assumptions: expected volatility of 32.2%; expected dividend yield of 1.0%; and expected life in years of 4.33.
Note E — Comprehensive Income and Accumulated Other Comprehensive Income
     Total comprehensive income for the quarter and three quarters ended March 30, 2007 and March 31, 2006 was comprised of the following:

	Quarter Ended		Three Quarters Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006
	(In millions)
Net income	$214.9	$72.5	$392.8	$152.8
Other comprehensive income (loss):
Net unrealized loss on securities available-for-sale	—	—	—	(0.5)
Foreign currency translation	(8.2)	0.3	(13.5)	2.5
Net unrealized gain (loss) on hedging derivatives	0.3	(0.5)	(0.5)	0.7

Total comprehensive income	$207.0	$72.3	$378.8	$155.5

     The components of accumulated other comprehensive income, net of related tax, at March 30, 2007 and June 30, 2006 are as follows:

	March 30,	June 30,
	2007	2006
	(In millions)
Foreign currency translation adjustments	$(1.7)	$11.8
Net unrealized loss on hedging activity	(0.6)	(0.1)

	$(2.3)	$11.7

Note F — Receivables
     Receivables are summarized below:

	March 30,	June 30,
	2007	2006
	(In millions)
Accounts receivable	$554.7	$479.7
Unbilled cost from cost-plus contracts	80.1	82.6
Notes receivable due within one year, net	11.1	15.6

	645.9	577.9
Less allowances for collection losses	(15.6)	(17.3)

	$630.3	$560.6

Note G — Inventories
     Inventories are summarized below:

	March 30,	June 30,
	2007	2006
	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$159.6	$137.3
Finished products	135.2	90.0
Work in process	60.1	69.4
Raw materials and supplies	168.1	172.2

	$523.0	$468.9

     Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $147.8 million at March 30, 2007 and $131.4 million at June 30, 2006.
Note H — Property, Plant and Equipment
     Property, plant and equipment are summarized below:

	March 30,	June 30,
	2007	2006
	(In millions)
Land	$11.5	$11.6
Software capitalized for internal use	64.7	52.3
Buildings	341.9	326.1
Machinery and equipment	760.5	699.4

	1,178.6	1,089.4
Less allowances for depreciation and software amortization	(727.4)	(696.0)

	$451.2	$393.4

     Depreciation and software amortization expense related to property, plant and equipment for the quarter and three quarters ended March 30, 2007 was $20.5 million and $55.8 million, respectively. Depreciation and software amortization expense related to property, plant and equipment for the quarter and three quarters ended March 31, 2006 was $16.8 million and $45.3 million, respectively.
Note I — Goodwill and Identifiable Intangible Assets
     Changes in the carrying amount of goodwill for the three quarters ended March 30, 2007 by business segment are as follows:

			Harris Stratex
	Government		Networks (formerly
	Communications	RF	Microwave	Broadcast
	Systems	Communications	Communications)	Communications	Total
	(In millions)
Balance at June 30, 2006	$125.4	$6.0	$28.3	$791.4	$951.1
Goodwill acquired during the period	—	—	247.1	—	247.1
Other (including foreign currency translation and true-ups of previously estimated purchase price allocations)	—	—	(0.9)	9.8	8.9

Balance at March 30, 2007	$125.4	$6.0	$274.5	$801.2	$1,207.1

     The goodwill resulting from acquisitions was associated primarily with the acquired companies’ market presence and leading position, growth opportunity in the market in which the acquired companies operated, experienced work force and established operating infrastructures.

     We have identifiable intangible assets related primarily to technology acquired through acquisitions. The unamortized balance of identifiable intangible assets on our accompanying Condensed Consolidated Balance Sheet was $313.7 million at March 30, 2007, which included $160.2 million related to developed technologies, $33.0 million related to indefinite-lived intangibles and $120.5 million related to other amortizable intangibles such as customer relationships, trade names and non-compete agreements. The unamortized balance of identifiable intangible assets on our accompanying Condensed Consolidated Balance Sheet was $193.4 million at June 30, 2006, which included $107.2 million related to developed technologies and $86.2 million related to other amortizable intangibles such as customer relationships, tradenames and non-compete agreements. Accumulated amortization related to identifiable intangibles was $71.2 million at March 30, 2007 and $44.4 million at June 30, 2006. Our identifiable intangible assets are being amortized over their useful economic lives, which range from 1 year to 17 years. The weighted average useful life of our identifiable intangible assets is 8.3 years. Amortization expense related to identifiable intangible assets for the quarter and three quarters ended March 30, 2007 was $11.0 million and $26.8 million, respectively. Amortization expense related to identifiable intangible assets for the quarter and three quarters ended March 31, 2006 was $6.7 million and $16.0 million, respectively. The estimated amortization expense related to identifiable intangible assets for the fourth quarter of fiscal 2007 is $13.7 million and for the five fiscal years following fiscal 2007 and, in total, thereafter is: $45.6 million in fiscal 2008, $42.0 million in fiscal 2009, $41.4 million in fiscal 2010, $40.4 million in fiscal 2011, $30.8 million in fiscal 2012 and $66.8 million thereafter.
Note J — Selected Investments
     We have equity investments in technology companies, which are accounted for using the cost method of accounting. These investments are included in the “Other assets” caption on our accompanying Condensed Consolidated Balance Sheet. These selected investments are summarized below:

	March 30,	June 30,
	2007	2006
Investments	(In millions)
Terion, Inc.	$—	$23.0
AuthenTec, Inc.	12.0	10.5

	$12.0	$33.5

     Terion, Inc. (“Terion”) is a privately-held company that, until the asset sale transaction described below, provided wireless data communication and information solutions for mobile and remote business-to-business applications focusing on the transportation industry. None of Terion’s revenue was generated from us or our affiliates. As previously reported in our Fiscal 2006 Form 10-K, Terion’s largest customer, which represented approximately 60,000 units of an installed base of approximately 110,000 units, informed Terion in July 2006 that it had signed a contract with another provider and would be moving its fleet off of Terion’s system over the next two years. Terion management provided us with a revised forecast for the business and an update on the strategic alternatives for Terion. Based on the information provided and an analysis performed by an independent valuation specialist using different probabilities for likely outcomes, we recorded a $19.8 million impairment of the investment under the caption “Non-operating income (loss)” on our Condensed Consolidated Statement of Income during the first quarter of fiscal 2007. On January 10, 2007, Terion sold substantially all of its assets to GE Asset Intelligence, LLC (the “Purchaser”). Following the sale, Terion distributed the initial proceeds to its stockholders, and we received $5.0 million in respect of our ownership interest in Terion, resulting in a gain of $1.8 million. The gain was recorded during the quarter ended March 30, 2007 in the “Non-operating income (loss)” caption in the accompanying Condensed Consolidated Statement of Income. Terion may receive additional proceeds from the asset sale, which are being held in escrow and will be released by the Purchaser if and when certain events occur, and any such additional proceeds would be distributed by Terion to its stockholders, including us, in accordance with their respective ownership interests. We have no exposure to any further losses related to our ownership interest in Terion.
     AuthenTec, Inc. (“AuthenTec”) is a privately-held company that provides advanced biometric fingerprint sensors to the PC, wireless, PDA, access control and automotive markets. AuthenTec’s revenue generated from us and our affiliates has not been material. We have invested technology and cash in AuthenTec since 1998 and we currently nominate one member of AuthenTec’s board of directors. The current maximum exposure to loss we have with our ownership interest in AuthenTec is $12.0 million. We use an independent valuation specialist to assist us in determining the fair value of the investment.

Note K — Long-Term Debt
     Long-term debt includes the following:

	March 30,	June 30,
	2007	2006
	(In millions)
5.0% notes, due fiscal 2016	$300.0	$300.0
3.5% convertible debentures, due fiscal 2023	149.1	149.5
6.35% debentures, due fiscal 2028	150.0	150.0
7.0% debentures, due fiscal 2026	100.0	100.0
6.65% debentures, due fiscal 2007	—	1.4
Stratex Credit Facility:
Term Loan A	7.3	—
Term Loan B	15.0	—

Total debt	$721.4	$700.9
Less: current portion of long-term debt	$(310.4)	$(1.4)

Total long-term debt	$411.0	$699.5

     The potential maturities of long-term debt, including the current portion, in the fourth quarter of fiscal 2007 are $2.9 million and for the following five years and, in total, thereafter are: $309.7 million in fiscal 2008; $5.0 million in fiscal 2009; $3.8 million in fiscal 2010; none in fiscal 2011; none in fiscal 2012 and $400.0 million thereafter. These potential maturities take into consideration the possibility that the debt holders will exercise put options for our 6.35% Debentures in February 2008 and our 3.5% Convertible Debentures in August 2007. All of such outstanding long-term debt is unsubordinated and unsecured with equal ranking, except that the debt issued by Stratex described below is debt of Stratex and is not guaranteed by Harris Corporation.
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
     On August 26, 2002, we completed the issuance of $150 million in aggregate principal amount of 3.5% Convertible Debentures due August 15, 2022. The debentures are unsecured obligations convertible, in certain instances, into shares of our common stock at a conversion price of $22.625 per share, subject to adjustment. The debentures were issued at 100 percent of the principal amount, less a discount of 2.5 percent to the initial purchasers. We may redeem the debentures commencing August 2007 at 100 percent of the principal amount plus accrued interest in cash. Holders may require us to repurchase the debentures, in whole or in part, on specified dates in 2007, 2012 and 2017, or upon the occurrence of certain other events, at 100 percent of the principal amount plus accrued interest. The debentures bear interest at an annual rate of 3.5 percent. The interest rate will be reset in August 2007, 2012 and 2017, but in no event will it be reset below 3.5 percent or above 5.5 percent per annum. We incurred $4.8 million in debt issuance costs related to the issuance of the convertible debentures, which costs are being amortized on a straight-line basis over a five-year period and reflected as a portion of interest expense in the Condensed Consolidated Statement of Income.
     In February 1998, we completed the issuance of $150 million in aggregate principal amount of 6.35% Debentures due February 1, 2028. We may redeem the debentures in whole, or in part, at any time after February 2, 2008 at a pre-determined redemption price. Holders may require us to repay all or a portion of the debentures on February 1, 2008 at 100 percent of the principal amount of the debentures being redeemed plus accrued interest.
     In January 1996, we completed the issuance of $100 million in aggregate principal amount of 7% Debentures due January 15, 2026. These debentures are not redeemable prior to maturity.
     Prior to the combination with Stratex, Stratex was a party to a credit facility (the “Stratex Credit Facility”) with a commercial bank, and following such combination, Stratex remains a party to the Stratex Credit Facility. Harris and its subsidiaries (other than Stratex) are not parties to the Stratex Credit Facility and are not obligated under, or guarantors of, the Stratex Credit Facility. Stratex’s indebtedness under the Stratex Credit Facility is reflected in the accompanying Condensed Consolidated Balance Sheet as a result of the consolidation in the accompanying condensed consolidated financial statements of the financial results of Harris Stratex Networks. The Stratex Credit Facility allows for revolving credit borrowings by Stratex of up to $50 million, with available credit defined as $50 million less the outstanding balance of the term loan portion and any usage under the revolving credit portion. As of March 30, 2007, the balance of the term loan portion of the Stratex Credit Facility was $22.3 million (of which $11.1 million is recorded in long-term debt) and there was $3.4 million in outstanding standby letters of credit, which are defined as usage under the revolving credit portion of the Stratex Credit Facility. Term Loan A of the Stratex Credit Facility requires monthly principal payments by Stratex of $0.5 million plus interest at a fixed rate of 6.38% through May 2008. Term Loan B of the Stratex Credit Facility requires monthly principal payments by Stratex of $0.4 million plus interest at a fixed rate of 7.25% through March 2010. The Stratex Credit Facility agreement contains a minimum tangible net worth covenant and a liquidity ratio covenant. At March 30, 2007, Stratex was in compliance with these financial covenants.
Note L — Accrued Warranties
     Changes in our warranty liability, which is included as a component of the “Other accrued items” caption on the accompanying Condensed Consolidated Balance Sheet, during the first three quarters of fiscal 2007, are as follows:

(In millions)
Balance as of June 30, 2006	$30.2
Warranty provision for sales made during the three quarters ended March 30, 2007	13.9
Settlements made during the three quarters ended March 30, 2007	(14.0)
Other adjustments to the warranty liability, including those for foreign currency translation, during the three quarters ended March 30, 2007	3.2

Balance as of March 30, 2007	$33.3

Note M — Net Income Per Diluted Share
     The computations of net income per diluted share are as follows:

	Quarter Ended		Three Quarters Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006
	(In millions, except per share amounts)
Net income	$214.9	$72.5	$392.8	$152.8
Impact of convertible debentures	1.0	1.0	2.9	2.9

Net income used in diluted share calculation(A)	$215.9	$73.5	$395.7	$155.7

Basic weighted average shares outstanding	133.0	133.2	133.0	132.8
Impact of dilutive stock options	2.1	2.2	2.1	2.2
Impact of convertible debentures	6.6	6.6	6.6	6.6

Diluted weighted average shares outstanding(B)	141.7	142.0	141.7	141.6

Net income per diluted share(A)/(B)	$1.52	$.52	$2.79	$1.10
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
     After giving effect to the adjustment in connection with our March 2005 stock split, a holder will receive 44.2404 shares of our common stock for each $1,000 of debentures surrendered for conversion. This represents a conversion price of $22.625 per share of our common stock. Based upon satisfaction of the market price trigger as of the end of the calendar quarter ended March 31, 2007, these debentures are convertible into shares of our common stock during the calendar quarter ending June 30, 2007. To date, $890,000 of these debentures have been converted into 39,374 shares of common stock.
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
     We have assessed whether the embedded conversion feature within our 3.5% Convertible Debentures due 2022 should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings under paragraph 12 of FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”). Based on our assessment, we have determined that the conversion feature is not required to be bifurcated under the provisions of Statement 133; EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock;” FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity;” or EITF Issue No. 05-2, “The Meaning of Conventional Convertible Debt Instrument in EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”
     Potential dilutive common shares consist primarily of employee stock options. Employee stock options to purchase approximately 5,300 and 8,100 shares on March 30, 2007 and March 31, 2006, respectively, were outstanding, but were not included in the computation of net income per diluted common share because the effect would have been antidilutive as the options’ exercise prices exceeded the average market price.
Note N — Non-Operating Income (Loss)
     The components of non-operating income (loss) are as follows:

	Quarter Ended		Three Quarters Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006
	(In millions)
Gain from the sale of investments	$2.9	$—	$2.9	$—
Write-downs of investments for other than temporary decreases in market value	—	—	(19.8)	(6.4)
Royalty income (expense)	(0.1)	(0.2)	1.0	5.5
Equity income	—	0.2	—	0.1

	$2.8	$—	$(15.9)	$(0.8)

Note O — Guarantees and Commitments
     During the quarter ended September 29, 2006, our Broadcast Communications segment entered into an agreement to sell products and services to a customer (the “Customer”) in connection with the Customer’s prime contract (the “Prime Contract”) to provide 19 transmission stations to a state agency (the “Agency”). Pursuant to the terms of the Prime Contract, the Customer was required to post a $20 million bond in favor of the Agency to secure the Customer’s obligations under the Prime Contract. In order to facilitate the issuance of the bond, we entered into an agreement with the Customer and the bond surety to provide additional indemnity to the surety in the event the surety incurs any loss by reason of executing such bond. Our indemnity obligations are supported by, among other things, $2 million in irrevocable standby letters of credit obtained by the Customer our favor; a guarantee from the

Customer, as primary guarantor, in our favor of up to approximately $11 million; personal guarantees from certain principals of the Customer, as secondary guarantors, in our favor of up to approximately $11 million in the aggregate; an additional fee payable by the Customer to us of up to $300,000; certain additional undertakings by the Customer to us with respect to the amount of our products and services to be sold by us to the Customer in connection with the Customer’s Prime Contract with the Agency; an agreement by the Customer to use best efforts to include us in any resolution procedure should default be declared or a claim be made to the bond; and an agreement with the Customer, to the extent the Customer is able, recommending we “step into” the Customer’s place in the event the Customer is not able to perform under the Prime Contract with the Agency. The bond may remain outstanding until February 2010. We believe that the technical, project and financial risks associated with our agreement to provide additional indemnity to the surety is remote and should not have a material effect on our financial position, results of operations or cash flows.
Note P — Income Taxes
     Our effective tax rate (income taxes as a percentage of income before income taxes and minority interest) was 23.4 percent in the third quarter of fiscal 2007, compared to 34.9 percent in the third quarter of fiscal 2006 and was 26.6 percent in the first three quarters of fiscal 2007, compared to 39.3 percent in the first three quarters of fiscal 2006. In the first quarter of fiscal 2007, a reduction in tax rate resulted from a favorable settlement that was approved by the United States Joint Committee on Taxation and related matters between us and the Internal Revenue Service concerning the tax audits for fiscal years 2001, 2002 and 2003, which settlement and related matters were in an aggregate amount of $12 million. In the second quarter of fiscal 2007, a reduction in tax rate resulted from the re-enactment of the research and development credit for fiscal 2006, which reduced income taxes by $1 million. In the third quarter of fiscal 2007, a reduction in tax rate resulted from the tax free nature of the combination with Stratex, which resulted in a $163.4 million gain, partially offset by transaction-related costs incurred in our Harris Stratex Networks segment and cost-reduction initiatives in our Broadcast Communications segment in foreign jurisdictions where we have significant net operating losses and where we were unable to realize a tax benefit associated with these charges. In the third quarter and the first three quarters of fiscal 2006, the effective tax rate was impacted significantly by charges related to product discontinuances in our Harris Stratex Networks segment (formerly our Microwave Communications segment) and cost-reduction initiatives and acquisitions in our Broadcast Communications segment in foreign jurisdictions where we have significant net operating losses and where we were unable to realize a tax benefit associated with these charges.
Note Q — Business Segments
     We are structured primarily around the markets we serve and operate in four business segments — Government Communications Systems, RF Communications, Harris Stratex Networks (formerly Microwave Communications) and Broadcast Communications. Our Government Communications Systems segment engages in advanced research and develops, designs, produces and services advanced communication and information processing systems, primarily for the U.S. Department of Defense and various other agencies of the U.S. Government. Our RF Communications segment performs advanced research and develops, designs, manufactures, sells and services secure tactical radio products, primarily for the U.S. Department of Defense and various international defense agencies. Our Harris Stratex Networks segment, a majority-owned, publicly-traded subsidiary, designs, manufactures and sells end-to-end wireless transmission solutions for mobile and fixed-wireless service providers and private networks. Our Broadcast Communications segment designs, manufactures, sells and services television and radio transmission products; high-performance video systems and products; software solutions related to automation, asset management control and workflow; and broadcast networking systems and products, primarily for radio and television broadcasters as well as governmental agencies. Within each of our business segments, there are multiple program areas and product lines that logically aggregate into our four business segments described above.
     The accounting policies of our operating segments are the same as those described in Note 1: “Significant Accounting Policies” in our Fiscal 2006 Form 10-K. We evaluate each segment’s performance based on its “operating income or loss,” which we define as profit or loss from operations before income taxes and minority interest excluding interest income and expense, equity income and gains or losses from securities and other investments. Intersegment sales among our Government Communications Systems, RF Communications and Broadcast Communications segments are transferred at cost to the buying segment and the sourcing segment recognizes a normal profit that is eliminated. Intersegment sales between our Harris Stratex Networks segment, on the one hand, and any of our Government Communications Systems, RF Communications and Broadcast Communications segments, on the other hand, are recorded as arms length transactions. The “Corporate eliminations” line item in the tables below represents the elimination of intersegment sales and their related profits. “Headquarters expense” represents the portion of corporate expenses not allocated to the business segments.

     Total assets by business segment are summarized below:

	March 30,	June 30,
	2007	2006
	(In millions)
Total Assets
Government Communications Systems	$718.6	$697.6
RF Communications	341.6	297.4
Harris Stratex Networks	881.0	340.7
Broadcast Communications	1,305.4	1,336.8
Headquarters	694.2	469.8

	$3,940.8	$3,142.3

     Segment revenue, segment operating income (loss) and a reconciliation of segment operating income (loss) to total income before income taxes and minority interest follows:

	Quarter Ended		Three Quarters Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006
	(In millions)
Revenue
Government Communications Systems	$500.3	$456.8	$1,443.2	$1,332.8
RF Communications	304.4	214.2	853.6	565.9
Harris Stratex Networks	139.0	73.7	333.9	238.2
Broadcast Communications	138.6	143.1	433.4	366.2
Corporate eliminations	(9.9)	(6.7)	(28.7)	(20.7)

	$1,072.4	$881.1	$3,035.4	$2,482.4

Income Before Income Taxes and Minority Interest
Segment Operating Income (Loss):
Government Communications Systems	$63.9	$55.0	$172.7	$162.3
RF Communications	107.4	75.6	290.8	195.2
Harris Stratex Networks(1)	141.0	1.0	157.0	(25.5)
Broadcast Communications(2)	(18.1)	13.8	3.7	5.0
Headquarters expense(3)	(16.2)	(23.8)	(50.2)	(55.0)
Corporate eliminations	(2.8)	(2.5)	(11.2)	(11.2)
Non-operating income (loss)(4)	2.8	—	(15.9)	(0.8)
Net interest	(5.9)	(7.8)	(20.6)	(18.1)

	$272.1	$111.3	$526.3	$251.9

(1)	The operating income in our Harris Stratex Network segment in the quarter and three quarters ended March 30, 2007 included a $163.4 million pre-tax gain recorded on the combination of our Microwave Communications Division with Stratex, partially offset by $23.0 million of transaction-related costs such as the write-off of in-process research and development, the impact of a step up in inventory and fixed assets; and integration costs of $3.5 million in the quarter and $5.2 million in the three quarters ended March 30, 2007. The operating income (loss) in our Harris Stratex Networks segment in the quarter and three quarters ended March 31, 2006 included $0.3 million and $35.8 million, respectively, in inventory write-downs and other charges associated with product discontinuances and the shutdown of manufacturing activities in Montreal, Canada.

(2)	The operating income (loss) in our Broadcast Communications segment in the quarter and three quarters ended March 30, 2007 included $4.2 million in severance, facility and other costs associated with continuing cost-reduction initiatives and an $18.9 million write-down of capitalized software as a result of management’s decision to discontinue an automation software development effort. The operating income in our Broadcast Communications segment in the quarter and three quarters ended March 31, 2006 included $3.2 million and $9.7 million, respectively, in write-offs of in-process research and development and the impact of a step up in inventory and other costs associated with the segment’s acquisition of Leitch Technology Corporation (“Leitch”). The operating income in our Broadcast Communications segment in the quarter and three quarters ended March 31, 2006 also included $0.8 million and $24.0 million, respectively, in severance, facility and other costs associated with continuing consolidation of manufacturing locations and cost-reduction initiatives.

(3)	Headquarters expense for the quarter and three quarters ended March 31, 2006 included a $5.4 million charge related to our arbitration with Bourdex Telecommunications Limited (“Bourdex”).

(4)	“Non-operating income (loss)” includes equity investment losses, royalties and related intellectual property expenses and write-downs of investments and expenses associated with our selected investments. In the first quarter of fiscal 2007, we recorded a $19.8 million impairment to our investment in Terion. Additional information regarding non-operating income (loss) is set forth in Note N — “Non-Operating Income (Loss).”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Harris Corporation
     We have reviewed the condensed consolidated balance sheet of Harris Corporation and subsidiaries as of March 30, 2007, and the related condensed consolidated statement of income for the quarter and three quarters ended March 30, 2007 and March 31, 2006, and the condensed consolidated statement of cash flows for the three quarters ended March 30, 2007 and March 31, 2006. These financial statements are the responsibility of the Company’s management.
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
May 4, 2007

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
     The following is a list of the sections of MD&A contained in this Quarterly Report on Form 10-Q, together with our perspective on the contents of these sections of MD&A, which we hope will make reading these pages more productive:
•	Operations Review — an analysis of our consolidated results of operations and of the results in each of our four operating segments, to the extent the operating segment results are helpful to an understanding of our business as a whole, for the periods presented in our Condensed Consolidated Financial Statements.

•	Liquidity and Capital Resources — an analysis of cash flows, common stock repurchases, dividend policy, capital structure and resources, off-balance sheet arrangements, commercial commitments and contractual obligations.

•	Critical Accounting Policies and Estimates — information about accounting policies that require critical judgments and estimates and of accounting pronouncements that have been issued but not yet implemented by us and their potential impact.

•	Forward-Looking Statements and Factors that May Affect Future Results — cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.
OPERATIONS REVIEW
Highlights
     Operations results for the third quarter of fiscal 2007 include:
•	Net income increased from $72.5 million, or $.52 per diluted share, in the third quarter of fiscal 2006 to $214.9 million, or $1.52 per diluted share, in the third quarter of fiscal 2007. The current-year quarter was impacted by a $143.1 million after-tax gain on the combination with Stratex, $13.1 million of after-tax costs associated with the combination with Stratex and $15.6 million of after-tax charges associated with cost-reduction actions and write-down of capitalized software in our Broadcast Communications segment;

•	Revenue increased 21.7 percent from $881.1 million in the third quarter of fiscal 2006 to $1,072.4 million in the third quarter of fiscal 2007;

•	Our Government Communications Systems segment revenue increased by 9.5 percent to $500.3 million and operating income increased by 16.2 percent to $63.9 million compared to the prior-year quarter;

•	Our RF Communications segment achieved revenue growth of 42.1 percent and operating income increased 42.1 percent compared to the prior-year quarter;

•	Our Harris Stratex Networks segment (formerly our Microwave Communications segment) revenue increased 88.6 percent compared to the prior-year quarter and operating income increased to $141.0 million in the third quarter of fiscal 2007 compared to $1.0 million in the prior-year quarter. The current-year quarter includes a $163.4 million gain ($143.1 million after-tax) on the combination with Stratex offset by $26.5 million of costs associated with the combination;

•	Our Broadcast Communications segment revenue decreased 3.1 percent compared to the prior-year quarter and an operating loss of $18.1 million was incurred in the third quarter of fiscal 2007 compared to operating income of $13.8 million in the prior-year quarter. The current-year quarter was adversely impacted by $23.1 million of costs associated with the write-down of capitalized software and cost-reduction actions; and

•	Net cash provided by operating activities was $323.3 million in the first three quarters of fiscal 2007 compared to $215.0 million in the first three quarters of fiscal 2006.
Revenue and Income

	Quarter Ended			Three Quarters Ended
	March 30,	March 31,	%	March 30,	March 31,	%
	2007	2006	Inc / (Dec)	2007	2006	Inc / (Dec)
	(In millions, except per share amounts and percentages)
Revenue	$1,072.4	$881.1	21.7%	$3,035.4	$2,482.4	22.3%
Net income	$214.9	$72.5	196.4%	$392.8	$152.8	157.1%
% of revenue	20.0%	8.2%		12.9%	6.2%
Net income per diluted common share	$1.52	$.52	192.3%	$2.79	$1.10	153.6%
     Third Quarter 2007 Compared With Third Quarter 2006: Revenue for the quarter ended March 30, 2007 was $1,072.4 million, an increase of 21.7 percent compared to the prior-year quarter. The growth in the third quarter of fiscal 2007 was led by revenue increases in our RF Communications and Government Communications Systems segments as well as our Harris Stratex Networks segment, whose revenue increased 88.6 percent over the prior-year quarter primarily as a result of the combination with Stratex.
     Organic revenue growth in the third quarter of fiscal 2007 was 14 percent over the prior-year quarter, reflecting continued positive momentum. We believe our diversified U.S. and international customer base, solid program execution and new product introductions position us for continued growth going forward. Significant reorganization activities during the third quarter of fiscal 2007 in our two commercial businesses overshadowed the progress we are making in repositioning Broadcast Communications and Harris Stratex Networks as global market leaders.
     Net income for the quarter ended March 30, 2007 was $214.9 million, or $1.52 per diluted share, compared to $72.5 million, or $.52 per diluted share, for the quarter ended March 31, 2006. The increase in net income was led by a $140.0 million increase in operating income in our Harris Stratex Networks segment as a result of the combination with Stratex, including a $163.4 million gain ($143.1 million after-tax) as a result of the transaction partially offset by $23.0 million of transaction-related costs and $3.5 million of integration costs. Operating income in our RF Communications segment increased by 42.1 percent primarily as a result of robust demand for our Falcon® II and Falcon® III tactical radio systems from both domestic and international customers. Operating income in our Government Communications Systems segment increased by 16.2 percent primarily as a result of increased revenues and a favorable program mix as well as a gain recorded on the sale of our STAT® network security product line. Our Broadcast Communications segment incurred an operating loss of $18.1 million in the third quarter of fiscal 2007 compared to operating income of $13.8 million in the prior-year quarter. The current-year quarter for our Broadcast Communications segment was adversely impacted by costs associated with a write-down of capitalized software and cost-reduction actions totaling $23.1 million. The write-down of capitalized software was a result of management’s decision to discontinue an automation software development effort. Corporate headquarters expense in the third quarter of fiscal 2007 was $7.6 million lower than in the third quarter of fiscal 2006 primarily due to a $5.4 million charge related to our settlement of the Bourdex arbitration and lower incentive compensation expense.
     First Three Quarters 2007 Compared With First Three Quarters 2006: Our revenue for the first three quarters ended March 30, 2007 was $3,035.4 million, an increase of 22.3 percent compared to the prior-year first three quarters. The increase resulted primarily from the same reasons as noted above regarding the third quarter of fiscal 2007.
     Net income for the first three quarters ended March 30, 2007 was $392.8 million, or $2.79 per diluted share, compared to $152.8 million, or $1.10 per diluted share, for the first three quarters ended March 31, 2006. The increase was primarily due to the gain on the combination with Stratex and the 42.1 percent increase in operating income in our RF Communications segment in the first three quarters of fiscal 2007.
     Net income during the first three quarters of fiscal 2007 also benefited from a reduction in tax rate resulting from a favorable settlement that was approved by the United States Joint Committee on Taxation and related matters between us and the Internal Revenue Service concerning the tax audit for fiscal years 2001, 2002 and 2003. The settlement and related matters were in an aggregate amount of $12 million. The improvement in net income was partially offset by a $19.8 million pre-tax ($12.9 million after-

tax) impairment to our investment in Terion that was recorded during the first quarter of fiscal 2007.
     See the “Discussion of Business Segments” section of this MD&A for further information.
Gross Margin

	Quarter Ended			Three Quarters Ended
	March 30,	March 31,	%	March 30,	March 31,	%
	2007	2006	Inc / (Dec)	2007	2006	Inc / (Dec)
	(In millions, except percentages)
Revenue	$1,072.4	$881.1	21.7%	$3,035.4	$2,482.4	22.3%
Cost of product sales and services	(719.1)	(588.1)	22.3%	(2,043.7)	(1,730.3)	18.1%
Gross margin	$353.3	$293.0	20.6%	$991.7	$752.1	31.9%
% of revenue	32.9%	33.3%		32.7%	30.3%
     Third Quarter 2007 Compared With Third Quarter 2006: Our gross margin (revenue less cost of product sales and services) as a percentage of revenue was 32.9 percent in the third quarter of fiscal 2007 compared to 33.3 percent in the third quarter of fiscal 2006. The decrease in gross margin as a percentage of revenue was primarily a result of the impact from a step up in basis in inventory recorded as a result of the combination with Stratex.
     First Three Quarters 2007 Compared With First Three Quarters 2006: Our gross margin as a percentage of revenue was 32.7 percent in the first three quarters of fiscal 2007 compared to 30.3 percent in the first three quarters of fiscal 2006. The increase in gross margin as a percentage of revenue was primarily driven by inventory write-downs of $35 million in our Harris Stratex Networks segment and $11.3 million in our Broadcast Communication segment during the first three quarters of fiscal 2006 as well as a higher percentage of our overall revenue coming from our RF Communications segment in the first three quarters of fiscal 2007, offset by the reduction in gross margin as a result of the combination with Stratex in the third quarter of fiscal 2007 as mentioned above.
     See the “Discussion of Business Segments” section of this MD&A for further information.
Engineering, Selling and Administrative Expenses

	Quarter Ended			Three Quarters Ended
	March 30,	March 31,	%	March 30,	March 31,	%
	2007	2006	Inc / (Dec)	2007	2006	Inc / (Dec)
	(In millions, except percentages)
Engineering, selling and administrative expenses	$(241.5)	$(173.9)	38.9%	$(592.3)	$(481.3)	23.1%
% of revenue	22.5%	19.7%		19.5%	19.4%
     Third Quarter 2007 Compared With Third Quarter 2006: Our engineering, selling and administrative expenses increased from $173.9 million in the third quarter of fiscal 2006 to $241.5 million in the third quarter of fiscal 2007. As a percentage of revenue, these expenses increased from 19.7 percent in the third quarter of fiscal 2006 to 22.5 percent in the third quarter of fiscal 2007. The increase in engineering, selling and administrative expenses was primarily due to the write-off of in-process research and development, amortization of backlog and integration costs totaling $20.5 million related to the combination with Stratex. The increase is also attributable to $23.1 million of costs incurred related to the write-down of capitalized software and cost-reduction actions taken in our Broadcast Communications segment. The write-down of capitalized software was a result of management’s decision to discontinue an automation software development effort.
     First Three Quarters 2007 Compared With First Three Quarters 2006: Our engineering, selling and administrative expenses increased from $481.3 million in the first three quarters of fiscal 2006 to $592.3 million in the first three quarters of fiscal 2007. As a percentage of revenue, these expenses increased from 19.4 percent in the first three quarters of fiscal 2006 to 19.5 percent in the first three quarters of fiscal 2007. The increase in engineering, selling and administrative expenses was primarily due to the same items noted above regarding the third quarter of 2007 as well as increased spending in our RF Communications segment on Falcon III tactical radio system development in 2007 compared to 2006.
     See the “Discussion of Business Segments” section of this MD&A for further information.

Non-Operating Income (Loss)

	Quarter Ended			Three Quarters Ended
	March 30,	March 31,	%	March 30,	March 31,	%
	2007	2006	Inc / (Dec)	2007	2006	Inc / (Dec)
			(In millions, except percentages)
Non-operating income (loss)	$2.8	$—	*	$(15.9)	$(0.8)	*

*	not meaningful
     Third Quarter 2007 Compared With Third Quarter 2006: We had non-operating income of $2.8 million for the quarter ended March 30, 2007 compared to zero non-operating income (loss) for the quarter ended March 31, 2006. The increase is primarily a result of the gain on the sale of investments. See Note J — “Selected Investments” in the Notes for further information.
     First Three Quarters 2007 Compared With First Three Quarters 2006: We had a non-operating loss of $15.9 million for the three quarters ended March 30, 2007 compared to a non-operating loss of $0.8 million for the three quarters ended March 31, 2006. The increase in our non-operating loss was primarily due to a $19.8 million write-down of our investment in Terion in the first quarter of fiscal 2007. This loss was partially offset by a $2.9 million gain on sale of investments and royalty income of $1.0 million. See Note J — “Selected Investments” in the Notes for further information.
Interest Income and Interest Expense

	Quarter Ended			Three Quarters Ended
	March 30,	March 31,	%	March 30,	March 31,	%
	2007	2006	Inc / (Dec)	2007	2006	Inc / (Dec)
			(In millions, except percentages)
Interest income	$4.6	$2.3	100.0%	$9.5	$8.5	11.8%
Interest expense	(10.5)	(10.1)	4.0%	(30.1)	(26.6)	13.2%
     Third Quarter 2007 Compared With Third Quarter 2006: Our interest income increased to $4.6 million in the third quarter of fiscal 2007 from $2.3 million in the third quarter of fiscal 2006 primarily due to increases in cash balances and short-term investments when compared to the prior-year quarter. Our interest expense increased to $10.5 million in the third quarter of fiscal 2007 from $10.1 million in the third quarter of fiscal 2006 primarily due to increases in debt balances attributable to indebtedness of Stratex.
     First Three Quarters 2007 Compared With First Three Quarters 2006: Our interest income increased to $9.5 million in the first three quarters of fiscal 2007 compared to $8.5 million in the first three quarters of fiscal 2006. Our interest expense increased from $26.6 million in the first three quarters of fiscal 2006 to $30.1 million in the first three quarters of fiscal 2007. The increase in interest income was due to higher average balances of cash and short-term securities, and interest expense increased due to our issuance on September 20, 2005 of $300 million in aggregate principal amount of 5% Notes due October 1, 2015.
Income Taxes

	Quarter Ended			Three Quarters Ended
	March 30,	March 31,	%	March 30,	March 31,	%
	2007	2006	Inc / (Dec)	2007	2006	Inc / (Dec)
			(In millions, except percentages)
Income taxes	$(63.8)	$(38.8)	64.4%	$(140.1)	$(99.1)	41.4%
Effective tax rate	23.4%	34.9%		26.6%	39.3%
     Third Quarter 2007 Compared With Third Quarter 2006: Our effective tax rate (income taxes as a percentage of income before income taxes and minority interest) was 23.4 percent for the third quarter of fiscal 2007 compared to 34.9 percent for the third quarter of fiscal 2006. In the third quarter of fiscal 2007, a reduction in tax rate resulted from the tax free nature of the combination with Stratex, which resulted in a $163.4 million gain, partially offset by transaction-related costs incurred in our Harris Stratex Networks segment and cost-reduction initiatives in our Broadcast Communications segment in foreign jurisdictions where we have significant net operating losses and where we were unable to realize a tax benefit associated with these charges. In the third quarter of fiscal 2006, the effective tax rate was impacted significantly by charges related to product discontinuances in our Harris Stratex Networks segment and cost-reduction initiatives and acquisitions in our Broadcast Communications segment in foreign jurisdictions where we have significant net operating losses and where we were unable to realize a tax benefit associated with these charges.

     First Three Quarters 2007 Compared With First Three Quarters 2006: Our effective tax rate was 26.6 percent for the first three quarters of 2007 compared to 39.3 percent for the first three quarters of 2006. In the first three quarters of fiscal 2007, a reduction in tax rate resulted from a favorable settlement that was approved by the United States Joint Committee on Taxation and related matters between us and the Internal Revenue Service concerning the tax audit for fiscal years 2001, 2002 and 2003. The settlement and related matters were in an aggregate amount of $12 million. In the second quarter of fiscal 2007, a reduction in tax rate resulted from the re-enactment of the research and development credit for fiscal 2006, which reduced income taxes by $1 million. In the third quarter of fiscal 2007, a reduction in tax rate resulted from the tax free nature of the combination with Stratex, which resulted in a $163.4 million gain, partially offset by transaction-related costs incurred in our Harris Stratex Networks segment and cost-reduction initiatives in our Broadcast Communications segment in foreign jurisdictions where we have significant net operating losses and where we were unable to realize a tax benefit associated with these charges. In the first three quarters of fiscal 2006, the effective tax rate was impacted significantly by charges related to product discontinuances in our Harris Stratex Networks segment and cost-reduction initiatives and acquisitions in our Broadcast Communications segment in foreign jurisdictions where we have significant net operating losses and where we were unable to realize a tax benefit associated with these charges.
Discussion of Business Segments
Government Communications Systems Segment

	Quarter Ended			Three Quarters Ended
	March 30,	March 31,	%	March 30,	March 31,	%
	2007	2006	Inc / (Dec)	2007	2006	Inc / (Dec)
			(In millions, except percentages)
Revenue	$500.3	$456.8	9.5%	$1,443.2	$1,332.8	8.3%
Segment operating income	63.9	55.0	16.2%	172.7	162.3	6.4%
% of revenue	12.8%	12.0%		12.0%	12.2%
     Third Quarter 2007 Compared With Third Quarter 2006: Government Communications Systems segment revenue increased 9.5 percent while operating income increased 16.2 percent from the third quarter of fiscal 2006 to the third quarter of fiscal 2007. The increase in revenue primarily resulted from the award of new programs for communications and information networks and continued expansion of our scope of work on existing programs. Operating income as a percentage of revenue was 12.8 percent in the third quarter of fiscal 2007, reflecting a favorable program mix and a net $4.3 million gain recorded on the sale of our STAT® network security product line.
     Year-over-year revenue growth drivers in the third quarter of fiscal 2007 included:
•	The 15-year, $2.2 billion Federal Aviation Administration Telecommunications Infrastructure (“FTI”) program. FTI is a new state-of-the-art telecommunications network that enhances network efficiency, reliability and security while reducing operational costs;

•	The 5-year, $600 million Field Data Collection Automation program for the U.S. Census Bureau, which includes the development of a new handheld device with integrated GPS and secure communication capabilities that will be used by 500,000 census takers during the 2010 Census;

•	Continuing growth of the 10-year, $1.0 billion Patriot technical services program for the National Reconnaissance Office;

•	More than $100 million in new programs and follow-on contracts with National Intelligence customers; and

•	The $66 million Hawklink Common Data Link program for the U.S. Navy that transmits real-time sensor data from Light Airborne Multi-purpose System helicopters to naval vessels.
     First Three Quarters 2007 Compared With First Three Quarters 2006: Government Communications Systems segment revenue increased from $1,332.8 million in the first three quarters of fiscal 2006 to $1,443.2 million in the first three quarters of fiscal 2007. Operating income as a percentage of revenue decreased from 12.2 percent in the first three quarters of fiscal 2006 to 12.0 percent in the first three quarters of fiscal 2007. These increases were for the same reasons as those noted above regarding the third quarter of fiscal 2007.

RF Communications Segment

	Quarter Ended			Three Quarters Ended
	March 30,	March 31,	%	March 30,	March 31,	%
	2007	2006	Inc / (Dec)	2007	2006	Inc / (Dec)
			(In millions, except percentages)
Revenue	$304.4	$214.2	42.1%	$853.6	$565.9	50.8%
Segment operating income	107.4	75.6	42.1%	290.8	195.2	49.0%
% of revenue	35.3%	35.3%		34.1%	34.5%
     Third Quarter 2007 Compared With Third Quarter 2006: RF Communications segment revenue increased 42.1 percent and operating income increased 42.1 percent from the third quarter of fiscal 2006 to the third quarter of fiscal 2007. Revenue in the third quarter of fiscal 2007 was 6.6 percent higher sequentially than the second quarter of fiscal 2007.
     Opportunities in both U.S. and international markets continued to be very strong, fueled by on-going global tactical radio modernization programs. Our high-performance, feature-rich Falcon® tactical radios continue to demonstrate communications capabilities and interoperability. During the third quarter of fiscal 2007, we received significant new orders from the U.S. Marine Corps, U.S. Army and U.S. Air Force and from the governments of Saudi Arabia, Algeria and the Republic of Georgia.
     We have now delivered over 15,000 units of our next-generation Falcon III multi-band handheld radio since its launch in fiscal 2006. The Falcon III handheld radio is the first widely fielded tactical radio to receive certification from the Joint Tactical Radio System Joint Program Executive Office and the National Security Agency (“NSA”). Customers for the Falcon III handheld and vehicular radio systems include the U.S. Army, U.S. Navy and U.S. Air Force, as well as other government agencies. The Falcon III has been well received by the market and is providing combat units in Iraq with true multi-mode operational capabilities, including ground-to-ground, ground-to-air and long-range tactical satellite communications. The Falcon III multi-band man-pack radio, scheduled for release in September 2007, will be the first NSA-certified radio to provide wideband secure networking for data-intensive applications, such as video transmission in mobile battlefield conditions.
     Also during the quarter, we received Type 1 certification from the NSA for our new SecNet® 54 Secure Wireless Local Area Network product line. This product enables transmission of sensitive defense communications over wireless infrastructures in applications such as tactical operations centers.
     First Three Quarters 2007 Compared With First Three Quarters 2006: RF Communications segment revenue increased 50.8 percent, while operating income increased 49.0 percent during the first three quarters of fiscal 2007 when compared to the comparable prior-year period. These increases were for the same reasons as those noted above regarding the third quarter of fiscal 2007.
Harris Stratex Networks Segment

	Quarter Ended			Three Quarters Ended
	March 30,	March 31,	%	March 30,	March 31,	%
	2007	2006	Inc / (Dec)	2007	2006	Inc / (Dec)
			(In millions, except percentages)
Revenue	$139.0	$73.7	88.6%	$333.9	$238.2	40.2%
Segment operating income (loss)	141.0	1.0	*	157.0	(25.5)	*
% of revenue	101.4%	1.4%		47.0%	(10.7)%

Minority interest in Harris Stratex Networks	$6.6	$—	*	$6.6	$—	*

*	Not meaningful
     Third Quarter 2007 Compared With Third Quarter 2006: Harris Stratex Networks segment (formerly our Microwave Communications segment) revenue increased 88.6 percent from the third quarter of fiscal 2006 to the third quarter of fiscal 2007. Organic revenue growth in the third quarter of fiscal 2007 was 7 percent when compared to the prior-year quarter. The segment had operating income of $141.0 million in the third quarter of fiscal 2007 compared to operating income of $1.0 million in the third quarter of fiscal 2006.

     On January 26, 2007 our Microwave Communications Division was combined with Stratex to create Harris Stratex Networks, with us owning 57 percent of the outstanding shares. Our third quarter fiscal 2007 financial results include two months of Harris Stratex Networks on a fully consolidated basis, with an elimination of the minority interest.
     We recorded a $163.4 million gain on the transaction which relates to the deemed sale of 43 percent of the assets and liabilities of our former Microwave Communications business to the minority shareholders of Harris Stratex Networks. Additionally we incurred $23.0 million of transaction-related costs such as the write-off of in-process research and development and the impact of a step up in inventory and fixed assets and $3.5 million of integration costs. For further information related to the combination with Stratex, including the allocation of the purchase price and pro forma results as if the combination with Stratex had taken place as of the beginning of the periods presented see Note B — “Business Combinations” and Note C—“Ownership in Harris Stratex Networks” in the Notes.
     On a pro forma basis (as if the former Stratex and the former Harris Microwave Communications segment had been combined as of the beginning of the third quarter of fiscal 2007 and the third quarter of fiscal 2006), Harris Stratex Networks revenue was $147 million in the third quarter of fiscal 2007, 7 percent higher than in the prior-year quarter. North America revenue reflected continued market strength, increasing 34 percent in the third quarter of fiscal 2007 compared to the prior-year quarter. Growth was driven by mobile operators substituting microwave capabilities for leased lines and by requirements for additional capacity to handle high-bandwidth services. In addition, a large private network upgrade for a state government was also a major revenue driver in the quarter. International revenue declined 4 percent in the third quarter of fiscal 2007 compared to the prior-year quarter, primarily as a result of lower orders and project delays in Europe, the Middle East and Africa. Merger integration activities in these regions disrupted existing sales channels more than expected. International revenue was higher in Latin America compared to the prior-year quarter, and revenue in the network operations segment of the business also increased. Global wireless infrastructure investment is expected to continue as mobile operators expand their networks and deploy new 3G services.
     In order to improve operating efficiencies, and to create synergies through the consolidation of facilities, Harris Stratex Networks began implementation of a plan in February 2007 to scale down operations in Montreal, Canada and, to a lesser extent, in the U.S. In the initial phase of this plan, notices were sent to approximately 200 employees in Montreal that their employment would be terminated between March 30, 2007 and December 31, 2007. We believe that the overall cost to implement this plan will be in the range of $8.0 million to $9.0 million for Montreal (consisting primarily of severance and other benefits) and approximately $0.5 million to $1.0 million in the U.S. (consisting primarily of facility consolidation costs). These plans are expected to be fully implemented by December 31, 2007. In accordance with the provisions of FASB Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” approximately $1.3 million of these restructuring costs have been recognized during the quarter ended March 30, 2007.
     First Three Quarters 2007 Compared With First Three Quarters 2006: Harris Stratex Networks segment revenue increased 40.2 percent during the first three quarters of fiscal 2007 compared to the first three quarters of fiscal 2006. The segment had an operating profit of $157.0 million during the first three quarters of fiscal 2007 compared to an operating loss of $25.5 million during the first three quarters of fiscal 2006. The reasons for these variances are the same as those noted above regarding the third quarter of fiscal 2007 as well as $35.8 million of charges associated with the write-down of inventory for discontinued product lines in the second quarter of fiscal 2006.
Broadcast Communications Segment

	Quarter Ended			Three Quarters Ended
	March 30,	March 31,	%	March 30,	March 31,	%
	2007	2006	Inc / (Dec)	2007	2006	Inc / (Dec)
			(In millions, except percentages)
Revenue	$138.6	$143.1	(3.1)%	$433.4	$366.2	18.4%
Segment operating income (loss)	(18.1)	13.8	(231.2)%	3.7	5.0	(26.0)%
% of revenue	(13.1)%	9.6%		0.9%	1.4%
     Third Quarter 2007 Compared With Third Quarter 2006: Broadcast Communications segment revenue decreased 3.1 percent from the third quarter of fiscal 2006 compared to the third quarter of fiscal 2007, and operating income decreased from $13.8 million in the third quarter of fiscal 2006 compared to an operating loss of $18.1 million in the third quarter of fiscal 2007.

     Strong positive trends continued in the Video Infrastructure and Digital Media product lines, which posted another quarter of strong double-digit revenue growth. Investments in analog-to-digital and high-definition systems are enabling content providers and broadcasters to create, manage and deliver additional channels and video streams to consumers. HD Radio® Transmission systems revenue also increased in the third quarter of fiscal 2007 as a result of further penetration of the new Harris Flexstar™ exciter. Revenue was significantly lower in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 in U.S. digital TV Transmission and Automation software systems products.
     Operating income in the third quarter of fiscal 2007 was adversely impacted by an $18.9 million write-down of capitalized software and $4.2 million of cost reduction actions. The write-down of capitalized software was a result of management’s decision to discontinue an automation software development effort. We expect to incur another $4 million in costs associated with cost-reduction actions in the fourth quarter of fiscal 2007. Cost-reduction actions are expected to result in annual savings of approximately $12 million in fiscal year 2008. Income was also negatively impacted by the significant decline in U.S. digital TV Transmission and Automation systems revenue, and by increased expenses associated with the investment and deployment of new Software products including OSi Traffic™, H-class™ Content Delivery, and Invenio™ Digital Asset Management.
     Orders in the third quarter of fiscal 2007 were significantly higher than sales at $167 million, a 12 percent increase over the prior-year quarter and a 6 percent sequential increase over the second quarter of fiscal 2007. Video Infrastructure product line orders increased 17 percent compared to the third quarter of fiscal 2006. We provide routers, digital amplifiers, test and measurement and networking technologies that support large, fast-growing segments of the media market. We are supporting customers as they expand services for high-definition TV, Internet Protocol TV, video-on-demand, and interactive TV. Recent acquisitions and a series of innovative new products have established us as a preferred end-to-end solutions provider for the digital build-out worldwide.
     First Three Quarters 2007 Compared With First Three Quarters 2006: Broadcast Communications segment revenue increased 18.4 percent during the first three quarters of fiscal 2007 compared to the first three quarters of fiscal 2006. The segment had operating income of $3.7 million during the first three quarters of fiscal 2007 compared to operating income of $5.0 million during the first three quarters of fiscal 2006. The reasons for these variances are the same as those noted above regarding the third quarter of fiscal 2007 as well as $9.7 million of acquisition-related costs that include a write-off of in-process research and development, the impact of a step up in inventory and other costs and $24.0 million in severance, facility and other costs associated with the continuing consolidation of manufacturing locations and cost-reduction initiatives in fiscal 2006.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Three Quarters Ended
	March 30,	March 31,
	2007	2006
	(In millions)
Net cash provided by operating activities	$323.3	$215.0
Net cash provided by (used in) investing activities	31.6	(678.5)
Net cash provided by (used in) financing activities	(58.9)	279.1
Effect of exchange rate changes on cash and cash equivalents	4.5	(0.4)

Net increase (decrease) in cash and cash equivalents	$300.5	$(184.8)

     Cash and Cash Equivalents: Our cash and cash equivalents increased $300.5 million from the end of fiscal 2006 to $481.8 million at the end of the third quarter of fiscal 2007. The increase was primarily due to $323.3 million of net cash provided by operating activities. We own 57% of Harris Stratex Networks, which had a cash balance of $54.4 million included in our consolidated cash balance of $481.8 million as of March 30, 2007. The $54.4 million balance is available for general corporate purposes only by Harris Stratex Networks.
     Management currently believes that existing cash, funds generated from operations, sales of marketable securities, our credit facilities and access to the public and private debt and equity markets will be sufficient to provide for our anticipated requirements for working capital, capital expenditures and share repurchases under our repurchase program for the next 12 months and the foreseeable future. We expect tax payments over the next three years to approximate our tax expense during the same period. With the exception of potential acquisitions and the recently announced $600 million share repurchase program, no other significant cash outlays are anticipated during the remainder of fiscal 2007 and thereafter, other than those noted in the “Commercial Commitments and Contractual Obligations” discussion set forth below in this MD&A.
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
     Net cash provided by operating activities: Our net cash provided by operating activities was $323.3 million in the first three quarters of fiscal 2007 compared to $215.0 million in the first three quarters of fiscal 2006. All of our segments had improved cash flows for the first three quarters of fiscal 2007 compared to the prior-year period. The largest increases were in our RF Communications segment primarily due to improved operating income, and in our Government Communications Systems segment primarily due to improved collections on major programs. We expect cash flow provided by operating activities in fiscal 2007 will exceed $450 million.
     Net cash provided by (used in) investing activities: Our net cash provided by investing activities was $31.6 million in the first three quarters of fiscal 2007 compared to net cash used in investing activities of $678.5 million in the first three quarters of fiscal 2006. Net cash provided by investing activities in the first three quarters of fiscal 2007 was primarily due to the net proceeds from the sale of short-term investments of $97.2 million and $33.1 million of cash balances held by Stratex at the time of the combination. This was partially offset by $66.6 million of property, plant and equipment additions and $32.2 million of capitalized software additions. Our total capital expenditures, including capitalized software, in fiscal 2007 are expected to be in the $140 million to $150 million range. Net cash used in investing activities in the first three quarters of fiscal 2006 was primarily due to the acquisition of Leitch for $443.5 million, the net purchase of short-term investments of $142.7 million, $64.4 million of property, plant and equipment additions and $27.9 million of capitalized software additions.
     Net cash provided by (used in) financing activities: Our net cash used in financing activities in the first three quarters of fiscal 2007 was $58.9 million compared to net cash provided by financing activities in the first three quarters of fiscal 2006 of $279.1 million. Net cash used in financing activities in the first three quarters of fiscal 2007 included payment of $44.2 million of cash dividends and $47.0 million used for repurchases of common stock. These amounts were partially offset by proceeds from the exercise of employee stock options of $27.8 million. The net cash provided by financing activities in the first three quarters of fiscal 2006 was primarily from the issuance of $300 million in aggregate principal amount of 5% Notes due October 1, 2015.
Common Stock Repurchases
     We repurchased 400,000 shares of our common stock in the third quarter of fiscal 2007 under our repurchase program at an average price per share of $51.45. During the third quarter of fiscal 2006, we repurchased 215,000 shares of our common stock at an average price per share of $47.31. During the first three quarters of fiscal 2007, we repurchased a total of 1,025,000 shares of our common stock at an average price per share of $45.83, which compares to 365,000 shares of our common stock at an average price per share of $44.30 repurchased during the first three quarters of fiscal 2006. Shares repurchased by us are cancelled and retired.
     During the fourth quarter of fiscal 2007, our Board of Directors approved a new share repurchase program authorizing the repurchase of up to $600 million of our stock. While this program does not have a stated expiration date, management currently expects to repurchase $200 million in shares during the fourth quarter of fiscal 2007 and the remaining $400 million in shares over the following 24 months. We expect this new program to result in repurchases in excess of offsetting the dilutive effect of shares issued under our share-based incentive plans. Share repurchases are expected to be funded with available cash. Repurchases under the program may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. This share repurchase program replaces the existing share repurchase authorization. Additional information regarding share repurchases during the third quarter of fiscal 2007 and our repurchase program is set forth in this Quarterly Report on Form 10-Q under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
Dividend Policy
     On August 26, 2006, our Board of Directors authorized an increase in our quarterly common stock dividend rate, from $0.08 per share to $0.11 per share, for an annualized rate of $0.44 per share. This was the fifth consecutive annual increase in our dividend rate.

Our annual common stock dividend was $0.32 per share in fiscal 2006. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board may deem relevant. There can be no assurances that annual dividends will continue to increase or that dividends will be paid at all in the future.
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
     The Credit Agreement contains certain covenants, including covenants limiting: liens on our assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and the use of proceeds for hostile acquisitions. The Credit Agreement also prohibits our consolidated ratio of total indebtedness to total capital from being greater than 0.60 to 1.00 and prohibits our consolidated ratio of adjusted EBITDA to net interest expense from being less than 3.00 to 1.00 for any rolling four-quarter period. The Credit Agreement contains certain events of default, including payment defaults; failure to perform or observe terms and covenants; material inaccuracy of representations or warranties; default under other indebtedness with a principal amount in excess of $50 million; the occurrence of one or more judgments or orders for the payment of money in excess of $50 million that remain unsatisfied; incurrence of certain ERISA liabilities in excess of $50 million; failure to pay debts as they come due, or our bankruptcy; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings, together with accrued interest and fees, to be immediately due and payable. All amounts borrowed or outstanding under the Credit Agreement are due and mature on March 31, 2010, unless the commitments are terminated earlier either at our request or if certain events of default occur. At March 30, 2007, no borrowings were outstanding under the Credit Agreement.
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
     In fiscal 2003, we issued $150 million in aggregate principal amount of 3.5% Convertible Debentures due 2022. These debentures are convertible at a conversion price of $22.625 during any calendar quarter if the closing price of our common stock, for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the prior calendar quarter, is more than $24.8875, and in certain other circumstances as described in Note M — “Net Income Per Diluted Share” in the Notes. Based upon satisfaction of the market price trigger as of the end of the calendar quarter ended March 31, 2007, these debentures are convertible during the calendar quarter ended June 30, 2007 into shares of our common stock.
     In February 1998, we completed the issuance of $150 million in aggregate principal amount of 6.35% Debentures due February 1, 2028. We may redeem the debentures in whole, or in part, at any time after February 2, 2008 at a pre-determined redemption price. Holders may require us to repay all or a portion of the debentures on February 1, 2008 at 100 percent of the principal amount of the debentures being redeemed plus accrued interest.
     In January 1996, we completed the issuance of $100 million in aggregate principal amount of 7% Debentures due January 15, 2026. These debentures are not redeemable prior to maturity.

     We have a universal shelf registration statement filed with the SEC related to the potential future issuance of an indeterminate amount of securities, including debt securities, preferred stock, common stock, fractional interest in preferred stock represented by depository shares and warrants to purchase debt securities, preferred stock or common stock.
     Prior to the combination with Stratex, Stratex was a party to the Stratex Credit Facility, and following such combination, Stratex remains a party to the Stratex Credit Facility. Harris and its subsidiaries (other than Stratex) are not parties to the Stratex Credit Facility and are not obligated under, or guarantors of, the Stratex Credit Facility. Stratex’s indebtedness under the Stratex Credit Facility is reflected in the accompanying Condensed Consolidated Balance Sheet as a result of the consolidation in the accompanying condensed consolidated financial statements of the financial results of Harris Stratex Networks. The Stratex Credit Facility allows for revolving credit borrowings by Stratex of up to $50 million, with available credit defined as $50 million less the outstanding balance of the term loan portion and any usage under the revolving credit portion. As of March 30, 2007, the balance of the term loan portion of the Stratex Credit Facility was $22.3 million (of which $11.1 million is recorded in long-term debt) and there was $3.4 million in outstanding standby letters of credit, which are defined as usage under the revolving credit portion of the Stratex Credit Facility. Term Loan A of the Stratex Credit Facility requires monthly principal payments by Stratex of $0.5 million plus interest at a fixed rate of 6.38% through May 2008. Term Loan B of the Stratex Credit Facility requires monthly principal payments by Stratex of $0.4 million plus interest at a fixed rate of 7.25% through March 2010. The Stratex Credit Facility agreement contains a minimum tangible net worth covenant and a liquidity ratio covenant. At March 30, 2007, Stratex was in compliance with these financial covenants.
     We have uncommitted short-term lines of credit. These lines provide for borrowings at various interest rates, typically may be terminated upon notice, may be used on such terms as mutually agreed to by the banks and us and are reviewed annually for renewal or modification. These lines do not require compensating balances. We have a short-term commercial paper program in place, which we may utilize to satisfy short-term cash requirements. There were no borrowings under the commercial paper program at March 30, 2007.
     Our debt is currently rated “BBB+” by Standard and Poor’s Rating Group and “Baa2” by Moody’s Investors Service. We expect to maintain operating ratios, fixed-charge coverage ratios and balance sheet ratios sufficient for retention of or improvement to these debt ratings. There are no assurances that our credit ratings will not be reduced in the future. If our credit rating is lowered below “investment grade,” then we may not be able to issue short-term commercial paper, but may instead need to borrow under our credit facilities or pursue other options. We do not currently foresee losing our investment-grade debt ratings; however, no assurances can be given. If our debt ratings were downgraded, however it could materially and adversely impact, among other things, our future borrowing costs and access to capital markets.
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
     During the quarter ended September 29, 2006, our Broadcast Communications segment entered into an agreement to sell products and services to a customer (the “Customer”) in connection with the Customer’s prime contract (the “Prime Contract”) to provide 19 transmission stations to a state agency (the “Agency”). Pursuant to the terms of the Prime Contract, the Customer was required to post a $20 million bond in favor of the Agency to secure the Customer’s obligations under the Prime Contract. In order to facilitate the issuance of the bond, we entered into an agreement with the Customer and the bond surety to provide additional indemnity to the surety in the event the surety incurs any loss by reason of executing such bond. Our indemnity obligations are supported by, among other things, $2 million in irrevocable standby letters of credit obtained by the Customer in our favor; a guarantee from the Customer, as primary guarantor, in our favor of up to approximately $11 million; personal guarantees from certain principals of the Customer, as secondary guarantors, in our favor of up to approximately $11 million in the aggregate; an additional fee payable by the Customer to us of up to $300,000; certain additional undertakings by the Customer to us with respect to the amount of our products and services to be sold by us to the Customer in connection with the Customer’s Prime Contract with the Agency; an agreement by the Customer to use best efforts to include us in any resolution procedure should default be declared or a claim be made to the bond; and an agreement with the Customer, to the extent the Customer is able, recommending we “step into” the Customer’s place in the event the Customer is not able to perform under the Prime Contract with the Agency. The bond may remain outstanding until February 2010. We believe that the technical, project and financial risks associated with our agreement to provide additional indemnity to the surety is remote and should not have a material effect on our financial position, results of operations or cash flows.
     Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of March 30, 2007, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, cash flows or financial condition.
Commercial Commitments and Contractual Obligations
     The amounts disclosed in our Fiscal 2006 Form 10-K include our commercial commitments and contractual obligations. During the three quarters ended March 30, 2007, as mentioned above we entered into an agreement to provide additional indemnity to the surety in respect of a $20 million bond posted by our Broadcast Communications segment’s Customer in favor of the Agency, and we also combined with Stratex during the third quarter of fiscal 2007 as discussed in Note B — “Business Combinations” in the Notes. Harris Stratex Networks has commercial commitments of approximately $39.4 million including approximately $38.6 million over the next 12 months and $0.8 million thereafter. Except for those contractual obligations disclosed in Note K — “Long-Term Debt” in the Notes related to the debt of Harris Stratex Networks, and in Note O — “Guaranties and Commitments” in the Notes related to our providing additional indemnity to a surety as mentioned above, no other material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our Fiscal 2006 Form 10-K.
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
Impact Of Recently Issued Accounting Pronouncements
     As described in Note A — “Significant Accounting Policies and Recent Accounting Pronouncements” in the Notes, there are accounting pronouncements that have recently been issued but not yet implemented by us. Note A includes a description of the potential impact that these pronouncements are expected to have on our financial position, cash flows and results of operations.
FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements: of our plans, strategies and objectives for future operations; concerning new products, services or developments; regarding future economic conditions, performance or outlook; as to the outcome of contingencies; as to the potential level of share repurchases; as to the value of our contract awards and programs; of expected cash flows or capital expenditures; of beliefs or expectations; and of assumptions underlying any of the foregoing. Forward-

looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on forward-looking statements, which reflect management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q. Forward-looking statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our consolidated results and the forward-looking statements could be affected by many factors, including:
•	our participation in markets that are often subject to uncertain economic conditions, which makes it difficult to estimate growth in our markets and, as a result, future income and expenditures;

•	our dependence on the U.S. Government for a significant portion of our revenue, as the loss of this relationship or a shift in U.S. Government funding could have adverse consequences on our future business;

•	potential changes in U.S. Government or other customer priorities due to program reviews or revisions to strategic objectives, including termination of or potential failure to fund U.S. Government contracts;

•	risks inherent in large long-term fixed price contracts, particularly the risk that we may not be able to contain cost overruns;

•	financial, governmental and regulatory risks relating to international sales and operations, including fluctuations in foreign currency exchange rates and the effectiveness of our currency hedging program, and in certain regions, such as Africa and the Middle East, risks of instability, violence and armed conflict;

•	our ability to continue to develop new products that achieve market acceptance;

•	the consequences of future geo-political events, which may affect adversely the markets in which we operate, our ability to insure against risks, our operations or our profitability;

•	strategic acquisitions and the risks and uncertainties related thereto, including our ability to manage and integrate acquired businesses;

•	the performance of critical subcontractors or suppliers;

•	potential claims that we are infringing the intellectual property rights of third parties;

•	the successful resolution of patent infringement claims and the ultimate outcome of other contingencies, litigation and legal matters;

•	customer credit risk;

•	the fair values of our portfolio of passive investments, which values are subject to significant price volatility or erosion;

•	risks inherent in developing new technologies;

•	the potential impact of hurricanes on our operations in Florida and the potential impact of earthquakes on our operations in California;

•	the impact of the results of Harris Stratex Networks, which may vary significantly and be difficult to forecast;

•	general economic conditions in the markets in which we operate; and

•	changes in our effective tax rate that may have an adverse effect on our results of operations.
     Additional details and discussions concerning some of the factors that could affect our forward-looking statements or future results are set forth in our Fiscal 2006 Form 10-K under Item 1A. “Risk Factors.” The foregoing list of factors and the factors set forth in Item 1A. “Risk Factors” included in our Fiscal 2006 Form 10-K and in Part II. Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q are not exhaustive. Additional risks and uncertainties not known to us or that we currently believe not to be material also may adversely impact our operations and financial position. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition, cash flows and results of operations. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date hereof and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements or to update the reasons actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise. For further information concerning risk factors, see Part II. Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.
     Foreign Exchange and Currency: We use foreign exchange contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers, and intercompany loans. We believe the use of foreign currency financial instruments should reduce the risks that arise from doing business in international markets. At March 30, 2007, we had open foreign exchange contracts with a notional amount of $84.3 million, of which $24.6 million were classified as cash flow hedges and $59.7 million were classified as fair value hedges. This compares to open foreign exchange contracts with a notional amount of $45.7 million as of June 30, 2006, of which $15.7 million were classified as cash flow hedges and $30.0 million were classified as fair value hedges. At March 30, 2007, contract expiration dates ranged from less than one month to 12 months with a weighted average contract life of approximately 2 months.
     More specifically, the foreign exchange contracts classified as cash flow hedges are primarily being used to hedge currency exposures from cash flows anticipated on two programs in the U.K. for our RF Communications segment, payments to a vendor in the U.K. that is supporting one of our government contracts in our Government Communications Systems segment and various intercompany transactions in our RF Communications segment between the U.K. and U.S. operations and in our Broadcast Communications segment between our European, Asia Pacific and Canadian operations. As of March 30, 2007, we estimated that a pre-tax loss of less than $1.1 million would be reclassified into net income from comprehensive income within the next 11 months related to these cash flow hedges.
     The net gain included in our net income in the first three quarters of fiscal 2007 and the first three quarters of fiscal 2006 representing the amount of fair value and cash flow hedges ineffectiveness was not material. No amounts were recognized in our net income in the first three quarters of fiscal 2007 or the first three quarters of fiscal 2006 related to the component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. In addition, no amounts were recognized in our net income in the first three quarters of fiscal 2007 or the first three quarters of fiscal 2006 related to hedged firm commitments that no longer qualify as fair value hedges. All of these derivatives were recorded at their fair value on the balance sheet in accordance with FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
     Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for our foreign currency derivatives held at March 30, 2007 would have an impact of approximately $2.5 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.
     Interest Rates: We utilize a balanced mix of debt maturities, along with both fixed-rate and variable-rate debt and available lines of credit to manage our exposure to changes in interest rates. We do not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2007, although there can be no assurances that interest rates will not change significantly.
Item 4. Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage those entities, our controls and procedures with respect to those entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries. As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal quarter ended March 30, 2007, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our senior management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the fiscal quarter ended March 30, 2007 our disclosure controls and procedures were effective.
     (b) Changes in internal control: We periodically review our system of internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we periodically review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of acquired business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties, and adding additional monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     Not Applicable.
Item 1A. Risk Factors.
     Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows and financial condition set forth under Item 1A. “Risk Factors” in our Fiscal 2006 Form 10-K. Other than the new risk factor below relating to Harris Stratex Networks, we do not believe that there have been any material changes to the risk factors previously disclosed in our Fiscal 2006 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Our consolidated financial results may be impacted by Harris Stratex Networks’ financial results, which may vary significantly and be difficult to predict.
     We consolidate Harris Stratex Networks’ financial results in our results of operations. Harris Stratex Networks’ financial results may vary significantly in the future and may be affected by a number of factors (many of which are outside of Harris Stratex Networks’ control), and accordingly are expected to be difficult to predict. Delays in product delivery or closing of a sale can cause quarterly revenues and quarterly net income to fluctuate significantly from anticipated levels. In addition, Harris Stratex Networks may increase spending in response to competition or in pursuit of new market opportunities. Accordingly, we cannot provide assurances that Harris Stratex Networks will be able to achieve profitability in the future or that if profitability is attained, that Harris Stratex Networks will be able to sustain profitability, particularly on a quarter-to-quarter basis.
     Because we consolidate Harris Stratex Networks’ financial results in our results of operations, fluctuations in and difficulty in predicting Harris Stratex Networks’ financial results will result in fluctuations in and likely greater difficulty in predicting our consolidated results of operations. As a result, such fluctuations and unpredictability may impact our consolidated financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
     During the third quarter of fiscal 2007, we repurchased 400,000 shares of our common stock at an average price per share of $51.45. During the third quarter of fiscal 2006, we repurchased 215,000 shares of our common stock at an average price per share of $47.31. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects, and other factors our Board of Directors may deem relevant. Shares repurchased by us are cancelled and retired.
     The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended March 30, 2007:

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet be
	Total number of	Average price paid	publicly announced	purchased under the
Period*	shares purchased	per share	plans or programs (1)	plans or programs (1)
Month No. 1
(December 30, 2006—January 26, 2007)
Repurchase Programs (1)	None	n/a	None	2,891,000
Employee Transactions (2)	9,266	$ 48.64	n/a	n/a

Month No. 2
(January 27, 2007—February 23, 2007)
Repurchase Programs (1)	400,000	$ 51.45	400,000	2,491,000
Employee Transactions (2)	20,447	$ 50.68	n/a	n/a

Month No. 3
(February 24, 2007—March 30, 2007)
Repurchase Programs (1)	None	n/a	None	2,491,000
Employee Transactions (2)	4,355	$ 47.06	n/a	n/a

Total	434,068	$ 51.31	400,000	2,491,000

*	Periods represent our fiscal months.

(1)	On April 27, 2004, we announced that our Board of Directors approved a share repurchase program that authorized us to repurchase, on a post-stock split basis, up to 6 million shares through open-market transactions, or in negotiated block transactions. On April 27, 2007, subsequent to the end of our third fiscal quarter, our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $600 million of our stock through open-market transactions or in private transactions. This new share repurchase program does not have a stated expiration date. Upon adoption of this new share repurchase program, the existing share repurchase authorization under which authorization existed to repurchase an additional 2,491,000 shares was terminated. This new $600 million share repurchase program is not included in the above table. This new share repurchase program is expected to result in repurchases in excess of offsetting the dilutive effect of shares issued under our share-based incentive plans. However, the level of repurchases also depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects, and other factors our Board of Directors may deem relevant. As a matter of policy, we do not repurchase shares during the period beginning on the 15th day of the third month of a fiscal quarter and ending two days following the public release of earnings and financial results for such fiscal quarter.

(2)	Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised stock options, (b) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance shares or restricted shares which vested during the quarter, (c) performance or restricted shares returned to us upon the retirement or employment termination of employees, or (d) shares of our common stock purchased by the trustee of the Harris Corporation Master Rabbi Trust at our direction to fund obligations under our deferred compensation plans. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.

Sales of Unregistered Securities
     During the third quarter of fiscal 2007, we did not issue or sell any unregistered equity securities.
Item 3. Defaults Upon Senior Securities.
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not Applicable.
Item 5. Other Information.
     On February 23, 2007, our Board of Directors amended our By-Laws to provide that (i) each director shall be elected by the vote of the majority of the votes cast (meaning the number of shares voted “for” a nominee must exceed the number of shares voted “against” such nominee) in uncontested elections of directors, although we will retain our current plurality voting standard in contested elections of directors; and (ii) advance notice of director nominations by shareholders include all information concerning the nominee as would be required under the proxy rules (such changes are reflected in Article II, Section 8(b) of our By-Laws, as amended and restated). This summary of such amendment is qualified in its entirety by reference to the complete text of our By-Laws, as amended and restated effective February 23, 2007, filed as Exhibit 3(ii) to our Current Report on Form 8-K filed with the SEC on February 28, 2007 and incorporated by reference herein.
Item 6. Exhibits.
     The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:

(1)
(a) Underwriting Agreement, dated as of September 15, 2005, among Harris Corporation and Morgan Stanley and Bank of America Co. Incorporated Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2005. (Commission File Number 1-3863)

(2)
(a) Amended and Restated Formation, Contribution and Merger Agreement, dated as of December 18, 2006, among Harris Corporation, Stratex Networks, Inc., Harris Stratex Networks, Inc. and Stratex Merger Corp., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2007. (Commission File Number 1-3863)

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

(b) By-Laws of Harris Corporation, as amended and restated effective February 23, 2007, incorporated herein by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2007. (Commission File Number 1-3863)

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

(10)	*(a) Letter Agreement, dated as of January 23, 2007, by and between Harris Corporation and Timothy E. Thorsteinson.

(b) Investor Agreement, dated as of January 26, 2007, between Harris Corporation and Harris Stratex Networks, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2007. (Commission File Number 1-3863)

(c) Non-Competition Agreement, dated as of January 26, 2007, between Harris Corporation and Harris Stratex Networks, Inc., incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2007. (Commission File Number 1-3863)

(d) Registration Rights Agreement, dated as of January 26, 2007, between Harris Corporation and Harris Stratex Networks, Inc., incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2007. (Commission File Number 1-3863)

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

HARRIS CORPORATION (Registrant)
Date: May 8, 2007	By:	/s/ Gary L. McArthur
Gary L. McArthur
Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No.
Under Reg. S-K,
Item 601	Description
(1)
(a) Underwriting Agreement, dated as of September 15, 2005, among Harris Corporation and Morgan Stanley Co. Incorporated and Bank of America Securities, LLC, on behalf of several underwriters, named therein, incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2005. (Commission File Number 1-3863)

(2)
(a)Amended and Restated Formation, Contribution and Merger Agreement, dated as of December 18, 2006, among Harris Corporation, Stratex Networks, Inc., Harris Stratex Networks, Inc. and Stratex Merger Corp., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2007. (Commission File Number 1-3863)

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

(b) By-Laws of Harris Corporation, as amended and restated effective February 23, 2007, incorporated herein by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2007. (Commission File Number 1-3863)

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

(10)	*(a) Letter Agreement, dated as of January 23, 2007, by and between Harris Corporation and Timothy E. Thorsteinson.

(b) Investor Agreement, dated as of January 26, 2007, between Harris Corporation and Harris Stratex Networks, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2007. (Commission File Number 1-3863)

(c) Non-Competition Agreement, dated as of January 26, 2007, between Harris Corporation and Harris Stratex Networks, Inc., incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2007. (Commission File Number 1-3863)

(d) Registration Rights Agreement, dated as of January 26, 2007, between Harris Corporation and Harris Stratex Networks, Inc., incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2007. (Commission File Number 1-3863

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