Form 10-K
period 2007-06-29
HARRIS CORP /DE/
filed 2007-08-27
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2007
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

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $6,107,397,636 (based upon the closing sale price per share of the stock on the New York Stock Exchange) on the last business day of the registrant’s most recently completed second fiscal quarter (December 29, 2006). For purposes of this calculation, the registrant has assumed that its directors and executive officers are affiliates.

The number of outstanding shares of the registrant’s common stock as of August 22, 2007 was 137,409,735.

Documents Incorporated by Reference:

Portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders scheduled to be held on October 26, 2007, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended June 29, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

HARRIS CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 29, 2007

Exhibits

This Annual Report on Form 10-K contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries. HD Radio® is a registered trademark of iBiquity Digital Corporation.

Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements concerning: our plans, strategies and objectives for future operations; new products, services or developments; future economic conditions, performance or outlook; the outcome of contingencies; the value of our contract awards and programs; our beliefs or expectations; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Annual Report on Form 10-K. Factors that might cause our results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, those discussed in “Item 1A. Risk Factors” below. Forward-looking statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we undertake no obligation, other than imposed by law, to update forward-looking statements to reflect further developments or information obtained after the date of filing of this Annual Report on Form 10-K or, in the case of any document incorporated by reference, the date of that document, and disclaim any obligation to do so.

PART I

ITEM 1.	BUSINESS.

HARRIS
Harris Corporation, together with its subsidiaries, is an international communications and information technology company serving government and commercial markets in more than 150 countries. We are focused on developing best-in-class assured communicationstm products, systems and services for global markets, including government communications, RF communications, broadcast communications and wireless transmission network solutions.

Harris was incorporated in Delaware in 1926 as the successor to three companies founded in the 1890s. Our principal executive offices are located at 1025 West NASA Boulevard, Melbourne, Florida 32919, and our telephone number is (321) 727-9100. Our common stock is listed on the New York Stock Exchange under the symbol “HRS.” On August 17, 2007, we employed approximately 16,000 people. Unless the context otherwise requires, the terms “we,” “our,” “us,” “Company,” and “Harris” as used in this Annual Report on Form 10-K refer to Harris Corporation and its subsidiaries.

General
We structure our operations primarily around the markets we serve and for the fiscal year ended June 29, 2007, operated in the following four business segments: (1) Government Communications Systems, (2) RF Communications, (3) Broadcast Communications and (4) Harris Stratex Networks, Inc. (“Harris Stratex Networks”) (formerly Microwave Communications). As described in greater detail below under “Item 1. Business — Recent Acquisitions and Business Combinations,” in the third quarter of fiscal 2007, we combined our former Microwave Communications Division with Stratex Networks, Inc. (“Stratex”), a publicly-traded provider of high-speed wireless transmission systems, to form a new company named Harris Stratex Networks, Inc. We own approximately 57 percent of Harris Stratex Networks’ outstanding stock and the minority stockholders own approximately 43 percent of Harris Stratex Networks’ outstanding stock. Following that combination, our business segment formerly referred to as Microwave Communications is now referred to as Harris Stratex Networks. The results of the Harris Stratex Networks segment reflect the results of the combined business for periods following the combination. Unless otherwise noted, disclosures in this Annual Report on Form 10-K relate only to our continuing operations. Financial information with respect to all of our other activities, including corporate costs not allocated to the operating segments or discontinued operations, is reported as part of Headquarters Expense or Non-Operating Income (Loss).

Each of our business segments, which we also refer to as “divisions,” has been organized on the basis of specific communications markets. Each business segment has its own marketing, engineering, manufacturing and product service and maintenance organization. We produce most of the products we sell.

On May 21, 2007, we announced that effective for fiscal 2008 (which began June 30, 2007), our segment reporting would be adjusted to reflect our new organizational structure. For fiscal 2008, our Department of Defense Programs area, part of our Government Communications Systems segment for fiscal 2007, will be combined with our RF Communications business and reported as our Defense Communications and Electronics segment. As a result, our segment reporting for fiscal 2008 will consist of the following four business segments: (1) Government Communications Systems, (2) Defense Communications and Electronics, (3) Broadcast Communications, and (4) Harris Stratex Networks. Our Broadcast Communications and Harris Stratex Networks segments will not change as a result of the adjustments to our organizational structure. These adjustments to our segment reporting take effect in fiscal 2008 and therefore do not affect the historical results, discussion or presentation of our business segments as set forth in this Annual Report on Form 10-K. We will begin to report our financial results consistent with this new segment reporting structure beginning with the first quarter of fiscal 2008.

Our total revenue in fiscal 2007 was approximately $4.2 billion compared to approximately $3.5 billion in fiscal 2006. Total revenue in the United States increased approximately 20 percent from fiscal 2006 while international revenue, amounting to approximately 23 percent of our total revenue in fiscal 2007, increased approximately 29 percent from fiscal 2006. Our net income for fiscal 2007 was $480.4 million compared to $237.9 million in fiscal 2006.

Recent Acquisitions and Business Combinations
Combination of Our Former Microwave Communications Division With Stratex Networks, Inc.  On January 26, 2007, we completed the combination of our former Microwave Communications Division with Stratex, a publicly-traded provider of high-speed wireless transmission systems, to form a new company named Harris Stratex Networks, Inc. The combination creates a global communications solutions company offering end-to-end wireless transmission solutions for mobile and fixed-wireless service providers and private networks. As part of the combination transaction, Harris Stratex Networks’ wholly-owned subsidiary, Stratex Merger Corp., merged with and into Stratex, with Stratex as the surviving corporation. Pursuant to that merger, each share of Stratex common stock was converted into one-fourth of a share of Harris Stratex Networks Class A common stock. As a result, 24,782,153 shares of Harris Stratex Networks Class A common stock were issued to the former holders of Stratex common stock, and Stratex became a wholly-owned subsidiary of Harris Stratex Networks. As part of the transaction, Stratex was renamed “Harris Stratex Networks Operating Corporation.” Also as part of the combination transaction, concurrently with the merger of Stratex Merger Corp. and Stratex, we contributed to Harris Stratex Networks the assets of our Microwave Communications Division, including $32.1 million in cash, and in exchange Harris Stratex Networks assumed substantially all of the liabilities related to our Microwave Communications Division and issued 32,913,377 shares of Harris Stratex Networks Class B common stock to us. We own approximately 57 percent of Harris Stratex Networks’ outstanding stock and the minority stockholders own approximately 43 percent of Harris Stratex Networks’ outstanding stock. Harris Stratex Networks is a publicly-traded company listed on the NASDAQ Global Market under the symbol “HSTX.” The Stratex combination was accounted for as a purchase business combination with Harris as the purchaser for accounting purposes, and the purchase price was $493.0 million. The combination also resulted in a gain to us of approximately $163.4 million ($143.1 million after-tax), which relates to the deemed sale for accounting purposes of 43 percent of the assets and liabilities of our Microwave Communications Division to the minority stockholders of Harris Stratex Networks. The combined business is our Harris Stratex Networks segment.

Acquisition of Multimax Incorporated.  On June 15, 2007, we acquired Multimax Incorporated (“Multimax”), a provider of information technology and communications services and solutions supporting the Department of Defense (“DoD”), federal civilian agencies, and state and local governments. The purchase price for Multimax was $402 million, subject to possible post-closing upward or downward adjustment. We operate the Multimax business within our Government Communications Systems segment as part of the Information Technology Services Programs area. The acquisition has significantly expanded our information technology services business, providing greater scale, a broader customer base and new growth opportunities through key positions on several Government-Wide Acquisition Contracts (“GWACs”).

Subsequent Event — Conversion of Convertible Debentures
On July 12, 2007, we notified The Bank of New York, as trustee, that we would redeem all of our outstanding 3.5% Convertible Debentures due 2022 in accordance with the terms of the Indenture dated as of August 26, 2002 between Harris and the trustee. The debentures would have been redeemed for cash on August 20, 2007, at a redemption price of 100 percent of the principal amount of the debentures, plus accrued and unpaid interest to, but not including, the redemption date. However, prior to the date set for redemption, all of the debentures were converted by the holders into shares of our common stock at a conversion rate of 44.2404 shares of common stock for each $1,000 principal amount of debentures, with the exception of debentures in the principal amount of $3,000. This resulted in the issuance by us of 6,594,146 shares of common stock during the first quarter of fiscal 2008 in respect of the debentures converted. On August 20, 2007, we redeemed the remaining debentures in the principal amount of $3,000. Accordingly, no debentures remain outstanding as of August 20, 2007.

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

Description of Business by Segment for the Fiscal Year Ended June 29, 2007

Government Communications Systems
Government Communications Systems conducts advanced research studies; designs, develops and supports state-of-the-art communications and information networks and equipment; plays a key role in developing intelligence, surveillance and reconnaissance solutions; designs and supports information systems for image and other data collection, processing, interpretation, storage and retrieval; and offers engineering, operations and support services. In fiscal 2007, this segment served a diversified customer base within the U.S. Government, including the DoD, Federal Aviation Administration (“FAA”), National Reconnaissance Office (“NRO”), National Geospatial-Intelligence Agency (“NGA”), Census Bureau, Department of State, National Security Agency (“NSA”), National Oceanic and Atmospheric Administration (“NOAA”), Defense Information Systems Agency (“DISA”), Department of Homeland Security (“DHS”) and other Federal and state government agencies. Government Communications Systems also provides services, systems and products for other aerospace and defense companies, including Lockheed Martin Corporation, The Boeing Company, Northrop Grumman Corporation and Space Systems/Loral. Government Communications Systems also provides technology support for our commercial businesses. In fiscal 2007, the Government Communications Systems segment served four strategic program areas:

Department of Defense Programs:  Government Communications Systems is a major supplier of spaceborne, airborne and terrestrial communications and information processing systems. Government Communications Systems provides military satellite communications, high-speed data links and data networks, avionics, mobile ad hoc networked communications, large deployable satellite antenna systems, and flat-panel, phased-array and single-mission antennas. Government Communications Systems is a supplier of protected and wideband satellite communications terminals for the DoD, supplying the U.S. Army, Navy, Air Force and Marine Corps. Government Communications Systems is providing high-speed networking and satellite communications, including processors, encryptors and terminals, to assist the DoD’s ongoing transformation of military communications. The DoD’s Global Information Grid will provide forces with access to information when and where they need it via secure, interoperable and mobile communications networks. A key element of this information grid is the U.S. Army’s Warfighter Information Network — Tactical (“WIN-T”), for which Government Communications Systems is providing secure, high-speed, wireless local area networking and high-capacity mobile ad hoc networking capabilities for WIN-T’s wireless transmission system. Government Communications Systems is developing next-generation communication electronics in support of the DoD’s Transformational Communications Satellite program. Government Communications Systems is developing network-centric communications system architectures and technologies that will link sensors, platforms, weapons and soldiers. It is also developing open-architecture, directional, mobile ad hoc networking capabilities.

During fiscal 2007, Government Communications Systems was awarded significant contracts, including: a three-year, $66 million contract by the U.S. Navy for pre-production and test of the Ku-band Common Data Link (“CDL”) Hawklink high-speed digital data link system for the MH-60R Light Airborne Multi-Purpose System (“LAMPS”) helicopter; a four-year, $33.5 million follow-on contract from ViaSat, Inc. for additional hardware (including enhanced voice card, power supply assemblies, processor modules and the terminal chassis) for integration into the Multifunctional Information Distribution System (“MIDS”) Low Volume Terminals (“LVT”) that provide U.S. military forces with secure, jam-resistant, digital tactical communications, and for comprehensive environmental testing of the completed terminal assemblies, which follow-on award brings the overall value of the contract to us to $140 million; a 12-month contract by the U.S. Navy to provide a Multiband Shipboard Satellite Communications Terminal (“MSSCT”) for the Lockheed Martin Littoral Combat Ship,which is the second MSSCT award to Harris for the Littoral Combat Ship program (Harris is providing satellite communications terminal systems for both Lockheed Martin and General Dynamics, which are competing for the ultimate production award); a nine-month, $12.5 million contract by Boeing Integrated Defense Systems to provide the Distributed Targeting

Processor (“DTP”) and the companion Mass Storage Unit (“MSU”) for the U.S. Navy’s F/A-18E/F Super Hornet aircraft, which avionics improve network-centric operations capability and shorten the time from target sensing to shooting and enhance precision targeting by applying advanced geo-referencing capabilities.

Also during fiscal 2007, Government Communications Systems released for purchase, together with BAE Systems, their co-developed Highband Networking Radio (“HNR”) that provides true ad hoc, mobile capabilities to network-centric military communications by providing fully mobile, high-bandwidth, long-range, line-of-sight connectivity between users of widely dispersed local area networks (“LANs”). Government Communications Systems also delivered the first 12 of 39 Large Aperture Multiband Deployable Antenna (“LAMDA”) rugged, highly-mobile satellite communications terminals for the U.S. Marine Corps and U.S. Air Force as part of a $42 million contract awarded to Harris in 2004 by the U.S. Army that also includes 25 Lightweight High Gain X-band Antenna (“LHGXA”) terminals. Ongoing previously awarded programs include: a contract to upgrade strategic satellite communications terminals for the U.S. Army; a contract to upgrade lightweight multiband satellite communications terminals for the U.S. Marine Corps; a contract with the U.S. Air Force for anti-jam global positioning system (“GPS”) technology for munitions; a contract to provide large, unfurlable spaceborne antennas for the Mobile User Objective System, a narrowband tactical satellite communications system that will enhance the U.S. Navy’s existing tactical satellite communications system; a contract with the U.S. Navy for MSSCT systems (the first MSSCT award); contracts for portions of the communications systems for the Ground-based Midcourse Defense (“GMD”) program (formerly known as National Missile Defense); follow-on awards for the U.S. Army’s Multiple Launch Rocket System program, including improved fire control systems (“IFCS”); a contract for MIDS terminals for aircraft such as the U.S. Navy’s F/A-18 and the U.S. Air Force’s F-16, as well as ground-based applications; and contracts for the F-22A Raptor, F/A-18E/F Super Hornet and F-35 Joint Strike Fighter aircraft platforms to provide high-performance, advanced avionics such as high-speed fiber optic networking and switching, intra-flight data links, image processing, digital map software and other electronic components.

As noted above under “Item 1. Business — General,” the Department of Defense Programs area will be reported as part of our new Defense Communications and Electronics segment beginning with the first quarter of fiscal 2008.

National Intelligence Programs:  Government Communications Systems is a provider of communications equipment and systems and image and information processing solutions to national intelligence and security agencies and customers. Government Communications Systems provides comprehensive solutions for intelligence, surveillance and reconnaissance, addressing each of the six steps of the intelligence cycle: tasking, collection, processing, exploitation, dissemination and analysis of information. Government Communications Systems provides communications equipment, advanced imagery products and information processing for intelligence systems. It also develops and supplies state-of-the-art wireless surveillance and tracking equipment for vehicular, man-portable, airborne, and remote/unattended applications. Such integrated intelligence and surveillance solutions help improve situational awareness, data collection accuracy and product analysis by correlating near real-time mission data and intelligence reference data for display and analysis by strategic and tactical planners and decision makers. A significant portion of this business involves classified programs. While classified programs generally are not discussed in this Annual Report on Form 10-K, the operating results relating to classified programs are included in our consolidated financial statements. The business risks associated with such programs do not differ materially from those of other U.S. Government programs. During fiscal 2007, we were awarded several new programs and follow-on contracts with national intelligence customers. Ongoing previously awarded programs include: a contract with Space Systems/Loral to design and construct unfurlable mesh reflectors for commercial satellites; a contract with the NSA for the Rapidly Deployable Integrated Command and Control System (“RADIC”) program pursuant to which we are developing a knowledge-management software system for NSA’s analysts. Government Communications Systems is also supplying geospatial and imagery-derived products for the NGA under the Global Geospatial Intelligence program, including foundation data products, three-dimensional visualization, mapping and charting production services, surveying services and production management.

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

For example, Government Communications Systems is assisting the FAA in modernizing the U.S. air traffic control system and infrastructure. We are the prime contractor on a 15-year, $2.2 billion contract to integrate and modernize the FAA’s Telecommunications Infrastructure (“FTI”). This program is consolidating telecommunications at more than 4,400 FAA facilities nationwide, while reducing operating costs, enhancing network efficiency, reliability and security and improving service. During fiscal 2005, we were awarded a further contract by the FAA to add mission support services to the FTI program, as well as a follow-on contract for the FAA’s Weather and Advanced Radar Processing System. In the first quarter of fiscal 2007, we completed the transition of FTI’s new satellite network to serve operational requirements and the new mission support network that provides the FAA’s administrative functions. The total contract amount for the FTI program, including options, could reach $3.5 billion through 2017. Government Communications Systems is also working with the FAA on other programs, including the Voice Switching and Control System program, which allows air traffic controllers to establish critical air-to-ground and ground-to-ground communications with pilots as well as other air traffic controllers.

Government Communications Systems is a developer of complex, large-scale databases and information systems and services. Government Communications Systems is the prime contractor for the U.S. Census Bureau’s Master Address File/Topologically Integrated Geographic Encoding and Referencing Accuracy Improvement Project (“MTAIP”). The MTAIP contract was awarded to Harris in 2002 and during fiscal 2006 the U.S. Census Bureau exercised its option to extend the contract for four years. The MTAIP program will provide a computer database of all addresses and locations in the U.S. where people live or work, covering an estimated 115 million residences and 60 million businesses in the U.S. During fiscal 2006, Government Communications Systems was awarded a five-year, $600 million contract from the U.S. Census Bureau as prime contractor for its Field Data Collection Automation (“FDCA”) program. Under the FDCA program, Government Communications Systems is integrating multiple automated systems and has developed a new handheld device with integrated GPS and secure communication capabilities that together will enable 500,000 census takers to electronically collect field data in door-to-door interviews during the 2010 census.

Information Technology Services Programs:  Government Communications Systems provides technical engineering, operations and services to the U.S. Government. Such services include information technology outsourcing, enterprise management, engineering and systems design. Information technology outsourcing services include data entry, network administration, system operations and maintenance and procurement and logistics support. Enterprise management services include systems engineering and integration, network design, capacity expansions and information assurance and security. Ongoing programs include a contract with the NRO to provide operations, maintenance and support services for the agency’s global communications and information systems network (“Patriot”) in space and on the ground, which supports its global analyst community. The new processes, efficiency tools and centralized enterprise management system we are providing as part of the Patriot program are expected to yield more cost-effective information technology service management. The Patriot program has a potential value to us of $1 billion over 10 years. Other ongoing programs include: a contract with DISA in support of its Crisis Management System; a contract under the Mission Communications Operations and Maintenance (“MCOM”) program, pursuant to which Government Communications Systems provides operations and maintenance services to the U.S. Air Force Satellite Control Network’s communications functions at Schriever AFB, Colorado, and Onizuka AFS, California; a contract under the Operational Space Services and Support (“OSSS”) program, pursuant to which Government Communications Systems provides operations and maintenance services to the Air Force Satellite Control Network remote tracking stations and global positioning satellite sites worldwide. During fiscal 2007, Government Communications Systems was awarded a 12-month, $42 million follow-on contract by the U.S. Department of State, Bureau of Consular Affairs to provide technical support services to more than 230 U.S. embassies and consulates around the world (“State 6”), including providing complete systems and operational support related to the high-volume business applications of the consulates and embassies, such as processing of approximately 5 million visa applications annually and other services required to support United States citizens living or traveling abroad. In support of this ongoing program for information technology systems and service modernization, Government Communications Systems provides system configuration management, system upgrades, help desk services, web development and training, and its support services benefit border protection initiatives with the addition of biometric technology to the visa application process. Also during fiscal 2007, we acquired Multimax. As noted above, we operate Multimax as part of our Information Technology Services Programs area. Multimax’s customers, including the U.S. Navy, Marine Corps, Air Force, Army, DHS, Department of State, Department of Veterans Affairs and FAA, broaden the customer base of our Information Technology Services Programs area. The acquisition of Multimax provides new growth opportunities through its key positions on major contracts, such as the Navy Marine Corps Intranet (“NMCI”) program, and GWACs including NETCENTS, EAGLE, ITES-2S and FirstSource, which are information technology procurement vehicles broadly accessible by U.S. Government agencies.

Revenue, Backlog and Contracts:  Revenue in fiscal 2007 for the Government Communications Systems segment increased 10 percent to $1,997 million from $1,813 million in fiscal 2006 and was $1,805 million in fiscal 2005. Segment operating income increased 4 percent to $225.6 million from $216.5 million in fiscal 2006 and was $203.4 million in fiscal 2005. This segment contributed 47 percent of our total revenue in fiscal 2007, 52 percent in fiscal 2006 and 60 percent in fiscal 2005. In fiscal 2007, approximately 30 percent of the revenue for this segment was under contracts with prime contractors and approximately 70 percent was under direct contracts with customers, compared to 33 percent of revenue under contracts with prime contractors and 67 percent of revenue under direct contracts with customers in fiscal 2006. Some of this segment’s more significant programs in fiscal 2007 included the FTI program, the Patriot program, the FDCA program, the MCOM program, the F/A-18E/F Super Hornet platform and various classified programs. Other significant programs included the F-35 Joint Strike Fighter platform, IFCS, MTAIP, MIDS and several classified programs. The largest program by revenue represented approximately 12 percent of this segment’s revenue for fiscal 2007, compared to approximately 10 percent for fiscal 2006. The 10 largest programs by revenue represented approximately 38 percent of this segment’s revenue in fiscal 2007, 33 percent in fiscal 2006 and approximately 31 percent in fiscal 2005. In fiscal 2007, this segment had a diverse portfolio of over 300 programs. Historically, this diversity has provided a stable backlog and reduced potential risks that come from reductions in funding or changes in customer priorities. In fiscal 2007 and 2006, U.S. Government customers, whether directly or through prime contractors, accounted for approximately 95 percent of this segment’s total revenue, with the DoD accounting for 39 percent of this segment’s fiscal 2007 revenue and the FAA accounting for 15 percent.

The funded backlog of unfilled orders for this segment was $402 million at July 27, 2007, compared with $382 million at July 28, 2006 and $410 million at July 29, 2005. Substantially all this funded backlog is expected to be filled during fiscal 2008, but we can give no assurance of such fulfillment. Unfunded backlog for this segment was $4,147 million at July 27, 2007, compared with $4,159 million at July 28, 2006 and $4,019 million at July 29, 2005. Additional information regarding funded and unfunded backlog for this segment is provided under “Item 1. Business — Funded and Unfunded Backlog.”

Most of the sales of the Government Communications Systems segment are made directly or indirectly to the U.S. Government under contracts or subcontracts containing standard government contract clauses providing for redetermination of profits, if applicable, and for termination for the convenience of the U.S. Government or for default based upon performance. This segment’s contracts include both cost-reimbursement and fixed-price contracts. Cost-reimbursement contracts provide for the reimbursement of allowable costs plus the payment of a fee. These contracts fall into three basic types: (i) cost-plus fixed-fee contracts, which provide for the payment of a fixed fee irrespective of the final cost of performance; (ii) cost-plus incentive-fee contracts, which provide for increases or decreases in the fee, within specified limits, based upon actual results compared to contractual targets relating to factors such as cost, performance and delivery schedule; and (iii) cost-plus award-fee contracts, which provide for the payment of an award fee determined at the discretion of the customer based upon the performance of the contractor against pre-established performance criteria. Under cost-reimbursement contracts, this segment is reimbursed periodically for allowable costs and is paid a portion of the fee based on contract progress. Some overhead costs have been made partially or wholly unallowable for reimbursement by statute or regulation. Examples are certain merger and acquisition costs, lobbying costs and certain litigation defense costs.

This segment’s fixed-price contracts are either firm fixed-price contracts or fixed-price incentive contracts. Under firm fixed-price contracts, this segment agrees to perform a specific scope of work for a fixed price and, as a result, benefits from cost savings and carries the burden of cost overruns. Under fixed-price incentive contracts, this segment shares with the U.S. Government both savings accrued from contracts performed for less than target costs as well as costs incurred in excess of targets up to a negotiated ceiling price (which is higher than the target cost), but carries the entire burden of costs exceeding the negotiated ceiling price. Accordingly, under such incentive contracts, profit may also be adjusted up or down depending upon whether specified performance objectives are met. Under firm fixed-price and fixed-price incentive contracts, this segment usually receives either milestone payments equaling 100 percent of the contract price or monthly progress payments from the U.S. Government in amounts equaling 75 percent of costs incurred under U.S. Government contracts. The remaining amounts, including profits or incentive fees, are billed upon delivery and final acceptance of end items and deliverables under the contract. Fixed-price contracts generally have higher profit margins than cost-reimbursement contracts. Production contracts are mainly fixed-price contracts, and development contracts are generally cost-reimbursement contracts. For fiscal 2007, 51 percent of the revenue of this segment was generated from cost-reimbursement contracts and 49 percent was generated from fixed-price contracts compared to 52 percent and 48 percent, respectively, in fiscal 2006 and 60 percent and 40 percent, respectively, in fiscal 2005. GWAC and Indefinite Delivery Indefinite Quantity (“IDIQ”) contracts, which can include task orders for each contract type, require us to compete both for the initial contract and then for individual task or delivery orders under the contract. For a discussion of certain risks affecting this segment, see “Item 1. Business — Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings.”

RF Communications
RF Communications is a worldwide supplier of secure voice and data radio communications products, systems and networks to the DoD, other Federal and state agencies, and allied government defense and peacekeeping forces. RF Communications offers a comprehensive line of secure radio products and systems for manpack, handheld, vehicular, strategic fixed-site and shipboard applications. These radio systems are highly flexible, interoperable and capable of supporting diverse mission requirements.

RF Communications’ Falcon® family of software-defined tactical radios includes the Falcon II secure high-frequency, very high-frequency, ultra high-frequency and multiband handheld, manpack and vehicular radio systems, and the Falcon III multiband, multimode, multimission handheld, manpack, vehicular and high-capacity data radios and secure personal role radio with wideband networking capability. These radios are built on a software-defined radio platform that is reprogrammable to add features or software upgrades. Software-defined radio technology offers significantly increased flexibility in support of a variety of wireless communications protocols. This common-platform, software-based system addresses the increasing need for an integrated high-frequency, very high-frequency and ultra high-frequency communication system. It also provides interconnectivity among land-based and wireless communications media. These radios also have military-strength embedded encryption and can be linked to computers, providing network capabilities on the battlefield.

The Falcon III multiband handheld is the first tactical radio to be certified without waivers by the Joint Program Executive Office (“JPEO”) as fully compliant with the Software Communications Architecture (“SCA”) of the Joint Tactical Radio System (“JTRS”). The Falcon III handheld radio also has been certified by the NSA for the protection of voice and data traffic up through TOP SECRET/SCI level. Falcon III radios provide multimode capability, including secure ground-to-ground, ground-to-air, and long-range tactical satellite communications. Falcon III radios can be configured to accommodate vehicle-mounted functionality while providing handheld portability. Falcon III radios address a full range of evolving mission requirements, including backwards compatibility and interoperability with legacy systems, such as Single Channel Ground and Airborne Systems (“SINCGARS”), and are software upgradeable to incorporate new waveforms as they are developed. In fiscal 2007, RF Communications introduced the Falcon III multiband, multimission, manpack tactical radio which combines traditional multiband radio features with new capabilities such as commercial L-Band SATCOM and wideband mobile ad hoc networking; the very small and lightweight Falcon III secure personal role radio, which provides secure, digitized voice and data communications to an individual, and with wideband networking capability; and a high-capacity, line-of-site (“HCLOS”) radio, which is a lightweight, broadband, Ethernet system to securely transmit Internet Protocol (“IP”) traffic up to 50 kilometers and support throughput in excess of 70 megabits.

RF Communications also provides tactical networking and data products which provide highly integrated and secure communications over high-frequency, very high-frequency and ultra high-frequency radio links. Key product areas include advanced networking interfaces, efficient email and image transmission software and advanced, high-frequency modems. For example, RF Communications’ tactical network access hub, together with the Falcon II radios, form the basis of the Harris Tactical Network that allows radio operators to send and receive phone calls and allows radio outstations to have wireless IP connectivity, extending telecommunication and local/wide area data networks down to the tactical radio level. These voice and data communications are secured by digital encryption. RF Communications’ wireless email and messaging systems, the Harris Wireless Gateway and Wireless Message Terminal, transfer electronic mail and files in a secure environment over high-frequency, very high-frequency and ultra high-frequency radio, landline, facsimile or satellite. These reliable and flexible email and messaging applications complement customers’ existing communications infrastructure and adhere to Federal and military standard high-frequency protocols. RF Communications’ digital video imaging products and systems include software for fast and reliable transmission of high-resolution digital imagery, motion video clips, text and other data over tactical radio communications channels.

RF Communications also develops encryption solutions for markets with demanding communications security requirements, utilizing security algorithms that meet a wide range of applications and/or country needs to address unique privacy requirements of customers (whether a government agency or supplier or a commercial manufacturer) and providing NSA-certified products and systems that range from single integrated circuits to major communications systems. RF Communications’ Sierratm II cryptographic subsystem is a miniaturized programmable module that can be integrated into radios and other voice and data communications devices to encrypt classified information prior to transmission and storage. Sierra II was certified in fiscal 2005 by the NSA. RF

Communications’ encryption modules currently meet or exceed the highest security standards established by the U.S. Government. Sierra II can be used for tactical radios, wireless local area networks (“WLANs”), remote sensors, guided munitions and unmanned aerial vehicles. RF Communications also offers the Citadel® cryptographic engine which provides military grade, Type IV encryption, providing the ability for exportable encryption at a low cost for our family of Falcon II radios. RF Communications’ secure WLAN solution, SecNet 11® Plus, is certified by the NSA’s Commercial COMSEC Endorsement Program (“CCEP”) and enables military and government users to communicate multimedia information, including data, voice and video, through a secure wireless network at 11 megabits per second. Leveraging the Sierra encryption module, SecNet 11 Plus enables government agencies to use commercial, state-of-the-art WLAN technology in a secure environment. RF Communications’ new SecNet 54tm family of IP communications encryption products, designed to keep data, voice and video communications secure, is comprised of a modular architecture with two components: a cryptographic module that provides all security-critical functions and an external module that handles the transport of encrypted data over specific protocols. In fiscal 2007, RF Communications received Type 1 certification from the NSA for the new SecNet 54 Secure Wireless Local Area Network product line, which enables transmission of sensitive defense communications over wireless infrastructures in applications such as tactical operations centers.

RF Communications also provides unattended ground sensor systems, which are a force-multiplier solution with a network of easily deployable, remotely located products that detect movement of personnel and vehicles. RF Communications’ Falcon Watchtm remote intrusion detection and surveillance systems are fully integrated with Falcon II radios and are designed for surveillance and monitoring of high-value assets such as troop encampments, airfields, base installations, supply routes and depots. In larger networks it also can be used to monitor and protect national borders, regional boundaries and assets in homeland defense and peacekeeping operations. These sensor systems can be comprised of remote, battery-operated, wireless sensors using seismic, magnetic and/or passive infra-red detectors; relays; Falcon tactical radios; and sensor management application software.

The worldwide transformation to modernize and expand tactical communications capabilities to provide secure, interoperable and reliable communications continues to drive strong demand and positive results for this segment. Force modernization efforts, including ground force restructuring and expansion, have shown continued momentum and funding as the DoD continues to place a high priority on investment in tactical communications, seeking to deliver enhanced command, control and communications to more and smaller operating units. In fiscal 2007, RF Communications responded to requirements for its Falcon family of radios from a broad base of U.S. Government customers, including the U.S. Army, Marine Corps, Navy and Air Force. Internationally, RF Communications’ radios are the standard of NATO and Partnership for Peace countries. Orders in fiscal 2007 were received from Kenya, the United Kingdom, Algeria, Iraq, Canada, Romania, Poland, Spain, Saudi Arabia, Belgium, Bulgaria, Denmark, the Republic of Georgia, the Netherlands, Afghanistan, Singapore and Nigeria.

In May 2007, RF Communications was awarded an IDIQ contract with a maximum value of $422 million from the U.S. Army for Falcon II HF manpack tactical radios and related vehicular and base station systems. RF Communications received an initial $104 million order against the contract in the fourth quarter of fiscal 2007. In June 2007, RF Communications was awarded an IDIQ contract by the JTRS JPEO to supply the DoD with JTRS-approved Falcon III multiband handheld tactical radios and vehicular systems. The contract has a one-year maximum value of $2.7 billion and a five-year maximum value of approximately $7 billion (including additional options that may be exercised over a five-year period). Under the contract, orders will be awarded based on competitive bidding between RF Communications and one other supplier.

Revenue in fiscal 2007 for the RF Communications segment increased 46 percent to $1,179 million from $809 million in fiscal 2006 and was $537 million in fiscal 2005. Segment operating income increased 45 percent to $403.2 million in fiscal 2007, compared to $278.9 million in fiscal 2006 and was $166.5 million in fiscal 2005. The RF Communications segment contributed 27 percent of our total revenue in fiscal 2007, 23 percent in fiscal 2006 and 17 percent in fiscal 2005. In fiscal 2007, approximately 28 percent of the revenue of this segment was derived outside of the United States, compared to 37 percent in fiscal 2006 and 45 percent in fiscal 2005. In fiscal 2007, U.S. Government customers, whether directly or through others, accounted for approximately 76 percent of this segment’s total revenue, compared to 72 percent in fiscal 2006 and 54 percent in fiscal 2005.

In general, this segment’s domestic products are sold and serviced directly to customers through its sales organization and through established distribution channels. Internationally, this segment markets and sells its products and services through regional sales offices and established distribution channels. See “Item 1. Business — International Business.”

The backlog of unfilled orders for this segment was $767 million at July 27, 2007, compared to $703 million at July 28, 2006 and $427 million at July 29, 2005. Approximately 85 percent of this backlog of unfilled orders is expected to be filled during fiscal 2008, but we can give no assurance of such fulfillment. For a discussion of certain risks affecting this segment, see “Item 1. Business — Principal Customers; Government Contracts,” “Item 3. Legal Proceedings” and “Item 1A. Risk Factors.”

As noted above under “Item 1. Business — General,” the RF Communications segment will be combined with our Department of Defense Programs area and reported as part of our new Defense Communications and Electronics segment beginning with the first quarter of fiscal 2008.

Broadcast Communications
Broadcast Communications’ hardware and software solutions offer a comprehensive approach from a single provider of workflow capabilities along the entire broadcast chain to support and simplify the complete content creation, management, distribution and delivery process for broadcast, cable, satellite, telecommunications and other media content providers. This segment serves the global digital and analog markets, providing video infrastructure & digital media products and solutions, enterprise software systems and solutions, and television and radio transmission equipment and systems.

The current trend and future of broadcast media involves digitizing content and transporting it simultaneously over many different networks to many types of devices. The need to create, manage and ultimately deliver digital media content is driving an infrastructure upgrade cycle for the media industry. Broadcast Communications is supporting customers as they expand services for high definition (“HD”) TV, IP TV, video-on-demand and interactive TV. Recent acquisitions and a series of new products have established Broadcast Communications as a provider of end-to-end solutions for the digital and HD infrastructure build-out worldwide. These acquisitions include: Encoda Systems Holdings, Inc. (“Encoda”) in fiscal 2005 and Leitch Technology Corporation (“Leitch”), Optimal Solutions, Inc. (“OSi”) and the Aastra Digital Video business (“Aastra Digital Video”) of Aastra Technologies in fiscal 2006. New products include: Harris Assured Designstm, a series of preconfigured and tested systems that address customers’ specific functional and workflow-level requirements, offering the value proposition that a single company can provide one pre-configured solution versus integrating multiple products from multiple vendors; Harris Channel ONEtm, a complete solution for automated TV channels that combines a high-quality graphics playout server, animation, live video, video clips, audio, real-time external data feeds and master control functionality in a single chassis, enabling broadcasters to produce and air complete television channels in HD or standard definition (“SD”); and the NewsForce family of next-generation SD and HD news editors leveraging the full portfolio of Broadcast Communications solutions, including digital video asset management, automation, encoding, multiviewer, routing and test and measurement. Broadcast Communications has also developed the CENTRIOtm multi-image processor, which combines a graphics engine, a broadcast-quality router and integrated, precise test and measurement tools to streamline complex audio/visual monitoring workflow and simplify installation.

Video Infrastructure & Digital Media:  Broadcast Communications’ video infrastructure & digital media product offerings, which were significantly expanded by the fiscal 2006 acquisitions of Leitch and Aastra Digital Video, include SD and HD products and systems that enable media companies to streamline workflow from production through transmission. Broadcast Communications provides a comprehensive, next-generation portfolio of signal processors, display processors, routers, master control and branding systems, network monitoring and control software, and test and measurement instruments that support content throughout the workflow application chain. Broadcast Communications also provides highly differentiated network access and multiplex platforms, including the Harris Intraplex and NetVXtm solutions, which offer customized integrated management and distribution applications for any content across any connection to support television, government video and public safety applications. Products also include the Platinumtm large router for mixed video and audio signal routing, the IconMastertm digital master control system and the Videotek® line of precision test and measurement instruments.

Broadcast Communications’ digital media products include scalable, interoperable, shared storage server systems and open platform production and automated graphics, editing and digital signage solutions for broadcast and post production. Products include the NEXIOtm family of scalable, interoperable video servers that employ open standards to accelerate time-to-air and reduce the costs associated with content acquisition, production, distribution and media management and the Inscriber line of graphics and titling products.

Software Solutions:  Broadcast Communications’ software solutions offering, which was significantly expanded with the fiscal 2005 acquisition of Encoda and the fiscal 2006 acquisition of OSi, enables customers to manage their digital media workflow through a portfolio of software solutions for advertising, media management (traffic, billing and program scheduling), broadband, digital video asset management, and play-out automation. Broadcast Communications offers modular, standards-based solutions with open application programming interfaces (“APIs”)

for ease of integration and future scalability. Products include the H-Classtm Content Delivery Platform, OSi Traffictm software and the Inveniotm Digital Asset Management solution. The H-Classtm Content Delivery Platform represents an integrated approach to content management at the enterprise level — from ingest to distribution over a variety of devices or networks. H-Class provides broadcasters and other media, entertainment and content distribution customers with a means to integrate disparate processes from creation to consumption into a single, modular system.

Transmission Systems:  Broadcast Communications develops, manufactures and supplies digital and analog television transmission systems for delivery of rich media over wireless broadcast terrestrial networks on a worldwide basis, including global broadcast and emerging mobile applications. Broadcast Communications also develops, manufactures and supplies end-to-end products, systems and services for the radio broadcast market. Broadcast Communications offers a wide range of digital television (“DTV”) products that can support requirements for large international systems. In response to the U.S. Government-mandated transition from analog to digital transmission, Broadcast Communications provided the nation’s first advanced DTV transmitter, as well as the first commercial DTV application and is a leader with respect to the U.S. digital standard known as “ATSC.” Broadcast Communications continues to develop next-generation transmission equipment to provide broadcasters with a smooth path from analog to digital broadcasting. Broadcast Communications is also a provider of European-standard digital “DVB-T” transmission equipment.

Broadcast Communications is also expanding efforts to reach the emerging mobile television market under the concept of transmitting real-time television to personal devices such as cell phones, PDAs or other mobile devices. Broadcast Communications is developing and providing transmission equipment for various mobile video broadcasting trials in Australia, China, the Netherlands, the U.K. and the U.S. Recent advances in compression and transmission technology (two areas in which Broadcast Communications has been a leader) will allow broadcasters to deliver content representative of typical live broadcast television programming, as opposed to the short video clips that are the current standard in mobile video. In fiscal 2007, Broadcast Communications and LG Electronics Inc. introduced the jointly-developed MPHtm in-band mobile DTV system (“Mobile-Pedestrian-Handheld” or “MPH”), a new technology capable of providing DTV signals and extending over-the-air broadcast TV signals beyond customary TV viewing at home to mobile, pedestrian and other handheld devices (such as mobile phones or laptop computers).

Broadcast Communications’ radio transmission product offerings include digital and analog radio transmission systems, radio studio systems and consoles, and many proprietary technologies that reduce the cost of conversion to digital transmission and enable such new services as surround sound and multi-channel operation. Broadcast Communications can provide single products or complete systems that range from single-radio studios to consolidated operations and complete nationwide networks with hundreds of radio transmitters. Its solutions are scalable to meet the needs of radio broadcasters of different sizes. Broadcast Communications is a leader in the transition from analog to digital radio. Product offerings address the U.S. digital standard called “IBOC” (In-Band/On-Channel), which is referred to in the market as “HD Radio®”, as well as international digital standards including “DAB” (Digital Audio Broadcasting) and “DRM” (Digital Radio Mondiale). The rollout of HD Radio in the U.S. continues to progress with approximately 1,400 stations currently on-air with HD Radio and approximately 1,900 of the approximately 12,000 remaining radio stations expected to implement HD Radio over the next several years. Radio transmission products include the FLEXSTARtm family, which provides a bandwidth-efficient bitstream so broadcasters can offer supplemental audio and data capability along with the main program stream. This enables broadcasters to develop new revenue-generating opportunities including multiple programs on the same channel, 5.1 surround sound, on-demand traffic, weather and sports reports, store-and-play capabilities and real-time navigation. During the fourth quarter of fiscal 2007, we exited our radio resale distribution channel, which involved sales of non-Harris OEM radio products at low gross margins, sold primarily through a telemarketing group.

Revenue for the Broadcast Communications segment increased 11 percent from $538 million in fiscal 2006 to $600 million in fiscal 2007 and was $384 million in fiscal 2005. Segment operating income was $11.9 million in fiscal 2007, compared to $22.8 million in fiscal 2006 and $18.1 million in fiscal 2005. The Broadcast Communications segment contributed 14 percent of our total revenue in fiscal 2007, 15 percent in fiscal 2006 and 12 percent in fiscal 2005. Approximately 46 percent of the revenue of this segment was derived outside of the United States in fiscal 2007, compared to 41 percent in fiscal 2006 and 34 percent in fiscal 2005. Principal customers for Broadcast Communications’ products and services include domestic and international television and radio broadcast stations; cable and satellite networks and service providers; telecommunications providers; Federal agencies; public safety entities; advertising agencies; and content originators. No single customer accounted for more than 2 percent of fiscal 2007 revenue for the Broadcast Communications segment.

In general, this segment’s domestic products are sold and serviced directly to customers through its sales organization and through established distribution channels. Internationally, this segment markets and sells its products and services through regional sales offices and established distribution channels. See “Item 1. Business — International Business.”

The backlog of unfilled orders for this segment was $323 million at July 27, 2007, compared with $240 million at July 28, 2006 and $210 million at July 29, 2005. Approximately 66 percent of this backlog is expected to be filled during fiscal 2008, but we can give no assurance of such fulfillment. For a discussion of certain risks affecting this segment, see “Item 1A. Risk Factors” and “Item 3. Legal Proceedings.”

Harris Stratex Networks
As described in greater detail above under “Item 1. Business — Recent Acquisitions and Business Combinations,” in the third quarter of fiscal 2007, we combined our former Microwave Communications Division with Stratex to form Harris Stratex Networks, Inc. We own approximately 57 percent of Harris Stratex Networks’ outstanding stock and the minority stockholders own approximately 43 percent. Following the combination, our business segment formerly referred to as Microwave Communications is now referred to as Harris Stratex Networks and includes the results of the combined business for periods following the combination.

Harris Stratex Networks is a global independent supplier of turnkey wireless transmission network solutions. Harris Stratex Networks offers reliable, flexible, scalable and cost-efficient wireless transmission network solutions, including microwave radio systems and network management software, which are backed by comprehensive services and support. Harris Stratex Networks designs, manufactures and sells a range of wireless transmission networking products, solutions and services to customers in more than 135 countries around the world, including mobile and fixed telephone service providers, private network operators, government agencies, transportation and utility companies, public safety agencies and broadcast system operators. Harris Stratex Networks’ products include point-to-point digital microwave radio systems for mobile system access, backhaul, trunking, license-exempt applications and network management systems, supporting new network deployments, network expansion and capacity upgrades. Harris Stratex Networks provides its products and services principally to the North America microwave, international microwave and network operations markets.

North America Microwave:  Harris Stratex Networks serves the North America microwave market by offering microwave radio products and services to major national carriers and other cellular network operators, public safety operators and other government agencies, systems integrators, transportation and utility companies and other private network operators. A large part of the North American microwave market lies in the cellular backhaul and public safety markets.

International Microwave:  Harris Stratex Networks serves the international microwave market by offering microwave radio products and services to regional and national carriers and other cellular network operators, public safety operators, government and defense agencies and other private network operators in every region outside of North America. Harris Stratex Networks’ wireless transmission systems deliver regional and country-wide backbone in developing nations, where microwave radio installations provide 21st-century communications rapidly and economically. Rural communities, areas with rugged terrain and regions with extreme temperatures benefit from the ability to build an advanced, affordable communications infrastructure despite these challenges.

Network Operations:  Harris Stratex Networks serves the network operations market by offering a wide range of software-based network management solutions for network operators worldwide, from element management to turnkey, end-to-end network management and service assurance solutions for virtually any type of communications or information network — including broadband, wireline, wireless and converged networks. Harris Stratex Networks develops, designs, produces, sells and services network management systems, including the NetBoss® product line, for these applications. Other element management product families include ProVision® and StarViewtm.

In general, wireless transmission networks are constructed using microwave radios and other equipment to connect cell sites, switching systems, land mobile radio systems, wireline transmission systems and other fixed-access facilities and other communications systems. Wireless networks range in size from a single transmission link connecting two buildings to complex networks comprised of thousands of wireless connections. The architecture of a network is influenced by several factors, including the available radio frequency spectrum, coordination of frequencies with existing infrastructure, application requirements, environmental factors and local geography. For many applications, microwave systems offer a lower-cost, highly-reliable and more easily deployable alternative to competing wireline transmission media, such as fiber, copper or coaxial cable.

Harris Stratex Networks’ principal product families of licensed point-to-point microwave radios include Eclipsetm, a platform for nodal wireless transmission systems, and TRuepoint®, a platform for high-performance point-to-point wireless communications. The Eclipse product line combines wireless transmission functions with network processing node functions, including many functions that, for non-nodal products, would have to be purchased separately. System functions include voice, data and video transport, node management, multiplexing, routing and cross-connection. Eclipse is designed to simplify complex networks and lower the total cost of ownership over the product life. With frequency coverage from 5 to 38 gigahertz, low to high-capacity operation and traditional time-division multiplexing and Ethernet transmission capabilities, Eclipse is designed to support a wide range of long- and short-haul applications. Eclipse is software-configurable, enabling easy capacity upgrades, and gives users the ability to plan and deploy networks and adapt to changing conditions at minimal cost and disruption. Harris Stratex Networks’ TRuepoint product family offers full plug-and-play, software programmable microwave radio configuration. It delivers service from 4 to 180 megabits per second capacity at frequencies ranging from 6 to 38 gigahertz. TRuepoint is designed to meet the current and future needs of network operators, including mobile, private network, government and access service providers. The unique architecture of the core platform reduces both capital expenditures and life cycle costs, while meeting international and North American standards. The software-based architecture enables migration from traditional microwave access applications to higher-capacity transport interconnections. Harris Stratex Networks also offers two license-exempt point-to-point microwave radio product families.

Harris Stratex Networks’ network management product families include NetBoss, ProVision and StarView. These product families offer a broad set of choices for all levels of network management, from enterprise-wide management and service assurance to element management. NetBoss is a family of network management and service assurance solutions for managing multi-vendor, multi-technology communications networks. NetBoss supports wireless and wireline networks of many types, offering fault management, performance management, service activation and assurance, billing mediation and operational support system (“OSS”) integration. As a modular, off-the-shelf product, it enables customers to implement management systems immediately or gradually, as their needs dictate. NetBoss XE offers advanced element management. NetBoss products are optimized to work seamlessly with Harris Stratex Networks digital microwave radios, such as the TRuepoint family, but can also be customized to manage products based on any network or computing technology. The ProVision element manager is a centralized network monitoring and control system optimized for Eclipse and TRuepoint products.

Approximately 66 percent of the revenue of this segment was derived outside of the United States in fiscal 2007, compared to 57 percent in fiscal 2006 and 46 percent in fiscal 2005. This segment generally sells its North American products and services directly to customers through its sales organization and through established distribution channels. In international markets, this segment markets and sells its products and services through regional sales offices and established distribution channels, using agents and distributors. See “Item 1. Business — International Business.”

Revenue in fiscal 2007 for the Harris Stratex Networks segment increased 46 percent from $349 million in fiscal 2006 to $508 million in fiscal 2007 and was $320 million in fiscal 2005. This segment had operating income of $146.9 million in fiscal 2007, compared to an operating loss of $19.6 million in fiscal 2006 and operating income of $7.7 million in fiscal 2005. This segment contributed 12 percent of our total revenue in fiscal 2007, 10 percent in fiscal 2006 and 11 percent in fiscal 2005.

The backlog of unfilled orders for this segment was $232 million at July 27, 2007, compared with $164 million at July 28, 2006 and $94 million at July 29, 2005. Substantially all of this backlog is expected to be filled during fiscal 2008, but we can give no assurance of such fulfillment. For a discussion of certain risks affecting this segment, see “Item 1A. Risk Factors” and “Item 3. Legal Proceedings.”

International Business
Revenue in fiscal 2007 from products exported from the United States (including foreign military sales) or manufactured abroad was $964.4 million (23 percent of our total revenue), compared with $746.5 million (21 percent of our total revenue) in fiscal 2006 and $559.0 million (19 percent of our total revenue) in fiscal 2005. Our international sales include both direct exports from the United States and sales from foreign subsidiaries. Most of the international sales are derived from the Harris Stratex Networks, RF Communications and Broadcast Communications segments. Direct export sales are primarily denominated in U.S. dollars, whereas sales from foreign subsidiaries are generally denominated in the local currency of the subsidiary. Exports from the United States, principally to Europe, Africa, Canada, Latin America and Asia, totaled $613.9 million (64 percent of our international revenue) in fiscal 2007, $418.0 million (56 percent of our international revenue) in fiscal 2006 and $326.6 million (58 percent of our international revenue) in fiscal 2005. Foreign operations represented 8 percent of revenue in fiscal 2007, 9 percent of revenue in fiscal 2006 and 8 percent of revenue in fiscal 2005. Foreign operations represented 28 percent of long-lived assets as of June 29, 2007 and 24 percent of long-lived assets as of June 30, 2006. Financial information regarding our domestic and international operations is contained in Note 23: Business Segments in the Notes and is incorporated herein by reference.

Principal international manufacturing facilities are located in Canada, China and the United Kingdom. The majority of our international marketing activities are conducted through subsidiaries which operate in Canada, Europe, Central and South America and Asia. We have also established international marketing organizations and several regional sales offices. Reference is made to Exhibit 21 “Subsidiaries of the Registrant” for further information regarding our foreign subsidiaries.

We utilize indirect sales channels, including dealers, distributors and sales representatives, in the marketing and sale of some lines of products and equipment, both domestically and internationally. These independent representatives may buy for resale or, in some cases, solicit orders from commercial or governmental customers for direct sales by us. Prices to the ultimate customer in many instances may be recommended or established by the independent representative and may be above or below our list prices. Our dealers and distributors generally receive a discount from our list prices and may mark up those prices in setting the final sales prices paid by the customer. During fiscal 2007, revenue from indirect sales channels represented 9 percent of our total revenue and 32 percent of our international revenue, compared to revenue from indirect sales channels in fiscal 2006 representing 6 percent of our total revenue and 23 percent of our international revenue.

Fiscal 2007 revenue came from a large number of foreign countries, of which no single country accounted for 3 percent or more of our total revenue. Some of our exports are paid for by letters of credit, with the balance carried either on an open account or installment note basis. Advance payments, progress payments or other similar payments received prior to, or upon shipment often cover most of the related costs incurred. Significant foreign government contracts generally require us to provide performance guarantees. In order to stay competitive in international markets, we also enter into recourse and vendor financing to facilitate sales to certain customers.

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

Competition
We operate in highly competitive markets that are sensitive to technological advances. Although successful product and systems development is not necessarily dependent on substantial financial resources, many of our competitors in each of our businesses are larger than we are and can maintain higher levels of expenditures for research and development. In each of our businesses we concentrate on the market opportunities that our management believes are compatible with our resources, overall technological capabilities and objectives. Principal competitive factors in these businesses are cost-effectiveness, product quality and reliability, technological capabilities, service, past performance, ability to develop and implement complex, integrated solutions, ability to meet delivery schedules and the effectiveness of third-party sales channels in international areas.

In the Government Communications Systems segment principal competitors include: Accenture, BAE Systems, Boeing, Computer Sciences, General Dynamics, ITT Industries, L-3 Communications, Lockheed Martin, Northrop Grumman, Raytheon, Rockwell Collins and SAIC. Consolidation among U.S. defense and aerospace companies has resulted in a reduction in the number of principal prime contractors. As a result of this consolidation, we frequently “partner” or are involved in subcontracting and teaming relationships with companies that are, from time to time, competitors on other programs.

In the RF Communications segment principal competitors include: General Dynamics, ITT Industries, Raytheon, Rohde & Schwarz, Tadiran and Thales.

In the Broadcast Communications segment principal competitors include: Avid, Broadcast Electronics, Chyron, Evertz, Harmonic, Microsystems, Miranda, Nautel, NEC, Omneon, Omnibus, Pilat Media, Rad Systems, Rohde & Schwarz, Sony, Tektronix, Thomson/Grass Valley, Thomson/Thales, Vizrt and Wide Orbit, as well as other smaller companies and divisions of large companies. We believe that our broad product offering and total content delivery solutions are key competitive strengths for this segment.

In the Harris Stratex Networks segment principal competitors include: Alcatel-Lucent, Ceragon, Ericsson, Eltek-Nera, Fujitsu, NEC, Nokia-Siemens and Tadiran, as well as other smaller companies. Several competitors to this segment are original equipment manufacturers or systems integrators through which the segment sometimes distributes and sells products and services to end-users. We believe that network and systems engineering support and service are key competitive strengths for this segment.

Principal Customers; Government Contracts
Sales to the U.S. Government, which is our only customer accounting for two percent or more of our total revenue, were 66 percent of our total revenue in each of fiscal 2007, 2006 and 2005. Additional information regarding customers for each of our segments is provided under “Item 1. Business — Description of Business by Segment.” Our U.S. Government sales are predominantly derived from contracts with agencies of, and prime contractors to, the U.S. Government. U.S. Government contracts are terminable for the convenience of the U.S. Government, as well as for default based on performance. Companies supplying goods and services to the U.S. Government are dependent on Congressional appropriations and administrative allotment of funds and may be affected by changes in U.S. Government policies resulting from various military, political and international developments. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods become unavailable. Under contracts terminable for the convenience of the U.S. Government, a contractor is entitled to receive payments for its allowable costs and, in general, the proportionate share of fees or earnings for the work done. Contracts that are terminable for default generally provide that the U.S. Government pays only for the work it has accepted and may require the contractor to pay for the incremental cost of reprocurement and may hold the contractor liable for damages. In many cases, there is also uncertainty relating to the complexity of designs, necessity for design improvements and difficulty in forecasting costs and schedules when bidding on developmental and highly sophisticated technical work. Under many U.S. Government contracts, we are required to maintain facility and personnel security clearances complying with DoD and other Federal agency requirements. For further discussion of risks relating to U.S. Government contracts, see the discussion regarding “Government Communications Systems” under “Item 1. Business — Description of Business by Segment for the Fiscal Year Ended June 29, 2007” and see “Item 1A. Risk Factors” and “Item 3. Legal Proceedings.”

Funded and Unfunded Backlog
Our total company-wide funded and unfunded backlog was approximately $5,871 million at July 27, 2007, $5,641 million at July 28, 2006 and $5,160 million at July 29, 2005. The funded portion of this backlog was approximately $1,724 million at July 27, 2007, $1,482 million at July 28, 2006 and $1,141 million at July 29, 2005. The determination of backlog involves substantial estimating, particularly with respect to customer requirements contracts and development and production contracts of a cost-reimbursement or incentive nature.

We define funded backlog as unfilled firm orders for which funding has been authorized. Unfunded backlog is primarily unfilled firm and expected follow-on orders that have not yet met our established funding criteria. Our established funding criteria require both authorization by the customer as well as our management’s determination that there is little or no risk to the authorized funding being rescinded. In fiscal 2008, we expect to fill approximately 85 percent of our total funded backlog as of July 27, 2007. However, there can be no assurance that our funded backlog will become revenue in any particular period, if at all. Backlog is subject to delivery delays and program cancellations, which are beyond our control. Additional information with regard to the backlog of each of our segments is provided under “Item 1. Business — Description of Business by Segment for the Fiscal Year Ended June 29, 2007” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Research, Development and Engineering
Research, development and engineering expenditures totaled approximately $924 million in fiscal 2007, $824 million in fiscal 2006 and $879 million in fiscal 2005.

Company-sponsored research and product development costs, which included research and development for commercial products and independent research and development related to government products and services, were approximately $235 million in fiscal 2007, $198 million in fiscal 2006 and $146 million in fiscal 2005. A portion of our independent research and development costs are allocated among contracts and programs in process under U.S. Government contractual arrangements. Company-sponsored research and product development costs not otherwise allocable are charged to expense when incurred. The portion of total research, development and engineering expenditures that was not company-sponsored was funded by a combination of U.S. Government and commercial customers and is included in our revenue. Company-funded research is directed to the development of new products and to building technological capability in selected communications and electronic systems markets. U.S. Government-funded research helps strengthen and broaden our technical capabilities. All of our segments maintain their own engineering and new product development departments, with scientific assistance provided by advanced-technology departments. As of June 29, 2007, we employed approximately 6,800 engineers and scientists and are continuing efforts to make the technologies developed in any of our business segments available for all other business segments.

Patents and Other Intellectual Property
We consider our patents and other intellectual property, in the aggregate, to constitute an important asset. We own a large and valuable portfolio of patents, trade secrets, know-how, confidential information, trademarks, copyrights and other intellectual property. We also license intellectual property to and from third parties. As of June 29, 2007, we held approximately 967 U.S. patents and 659 foreign patents, and had approximately 554 U.S. patent applications pending and 1,012 foreign patent applications pending. However, we do not consider our business or any business segment to be materially dependent upon any single patent, license or other intellectual property right, or any group of related patents, licenses or other intellectual property rights. We are engaged in a proactive patent licensing program and have entered into a number of licenses and cross-license agreements, some of which generate royalty income. Although existing license agreements have generated income in past years and may do so in the future, there can be no assurances we will enter into additional income-producing license agreements. From time to time we engage in litigation to protect our patents and other intellectual property. Any of our patents, trade secrets, trademarks, copyrights and other proprietary rights could be challenged, invalidated or circumvented, or may not provide competitive advantages. With regard to patents relating to our Government Communications Systems segment, the U.S. Government often has an irrevocable, non-exclusive, royalty-free license, pursuant to which the U.S. Government may use or authorize others to use the inventions covered by such patents. Pursuant to similar arrangements, the U.S. Government may consent to our use of inventions covered by patents owned by other persons. Numerous trademarks used on or in connection with our products are also considered to be a valuable asset.

Environmental and Other Regulations
Our facilities and operations are subject to numerous domestic and international laws and regulations designed to protect the environment, particularly with regard to wastes and emissions. The applicable environmental laws and regulations are common within the industries and markets in which we operate and serve. We believe that we have complied with these requirements and that such compliance has not had a material adverse effect on our results of operations, financial condition or cash flows. Based upon currently available information, we do not expect expenditures to protect the environment and to comply with current environmental laws and regulations over the next several years to have a material impact on our competitive or financial position, but we can give no assurance that such expenditures will not exceed current expectations. If future laws and regulations contain more stringent requirements than presently anticipated, actual expenditures may be higher than our present estimates of those expenditures. We have installed waste treatment facilities and pollution control equipment to satisfy legal requirements and to achieve our waste minimization and prevention goals. We did not spend material amounts on environmental capital projects in fiscal 2007, 2006 or 2005. A portion of our environmental expenditures relates to discontinued operations for which we have retained certain environmental liabilities. We currently expect that amounts to be spent for environmental-related capital projects will not be material in fiscal 2008. These amounts may increase in future years. Additional information regarding environmental and regulatory matters is set forth in “Item 3. Legal Proceedings” and in Note 1: Significant Accounting Policies in the Notes.

Electronic products are subject to governmental environmental regulation in a number of jurisdictions. Equipment produced by our Broadcast Communications and Harris Stratex Networks segments, in particular, is subject to domestic and international requirements requiring end-of-life management and/or restricting materials in products delivered to customers, including the European Union’s Directive 2002/96/EC on Waste Electrical and Electronic Equipment (“WEEE”) and Directive 2002/95/EC on the Restriction of the use of certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”). Such requirements are not applicable to most equipment produced by our Government Communications Systems and RF Communications segments. We believe that we have complied with such rules and regulations, where applicable, with respect to our existing products sold into such jurisdictions. We intend to comply with such rules and regulations with respect to our future products.

Radio communications are also subject to governmental regulation. Equipment produced by our Broadcast Communications and Harris Stratex Networks segments, in particular, is subject to domestic and international requirements to avoid interference among users of radio and television frequencies and to permit interconnection of telecommunications equipment. We believe that we have complied with such rules and regulations with respect to our existing products, and we intend to comply with such rules and regulations with respect to our future products. Reallocation of the frequency spectrum also could impact our business, financial condition and results of operations.

Raw Materials and Supplies
Because of the diversity of our products and services, as well as the wide geographic dispersion of our facilities, we use numerous sources for the wide array of raw materials (such as electronic components, printed circuit boards, metals and plastics) needed for our operations and for our products. We are dependent upon suppliers and subcontractors for a large number of components and subsystems and the ability of our suppliers and subcontractors to adhere to customer or regulatory materials restrictions and to meet performance and quality specifications and delivery schedules. In some instances, we are dependent upon one or a few sources, either because of the specialized nature of a particular item or because of local content preference requirements pursuant to which we operate on a given project. While we have been affected by financial and performance issues of some of our suppliers and subcontractors, we have not been materially adversely affected by the inability to obtain raw materials or products. In fiscal 2007, our Broadcast Communications segment experienced component shortages from vendors as a result of the new RoHS environmental regulations in the European Union, which became effective on July 1, 2006. These regulations caused a spike in demand for lead-free electronic components, resulting in industry-wide supply chain shortages.

Seasonality
No material portion of our business is considered to be seasonal. Various factors can affect the distribution of our revenue between accounting periods, including the timing of U.S. Government contract awards, the availability of funding, product deliveries and customer acceptance.

Employees
As of June 29, 2007, we employed approximately 16,000 people, compared with approximately 13,900 employees at the end of fiscal 2006. Approximately 89 percent of our employees are located in the United States. A significant number of employees in our Government Communications Systems segment possess a security clearance. We also utilize a number of independent contractors. None of our employees in the United States is represented by a labor union. In certain international subsidiaries, our employees are represented by workers’ councils or statutory labor unions. In general, we believe that our relations with our employees are good.

Website Access to Harris Reports; Available Information
General.  We maintain an Internet website at http://www.harris.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). We also will provide the reports in electronic or paper form free of charge upon request. We also make available free of charge on our website our annual report to shareholders and proxy statement. Our website and the information posted thereon are not incorporated into this Annual Report on Form 10-K or any other report that we file with or furnish to the SEC. All reports we file with or furnish to the SEC also are available free of charge via the SEC’s electronic data gathering and retrieval (“EDGAR”) system available through the SEC’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Additional information relating to our businesses, including our operating segments, is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Corporate Governance Principles and Committee Charters.  We previously adopted Corporate Governance Principles, which are available on the Corporate Governance section of our website at www.harris.com/harris/cg/. In addition, the charters of each of the committees of our Board, namely, the Audit Committee, Business Conduct and Corporate Responsibility Committee, Corporate Governance Committee, Finance Committee and Management Development and Compensation Committee, are also available on the Corporate Governance section of our website. A copy of the charters is also available free of charge upon written request to our Corporate Secretary at Harris Corporation, 1025 West NASA Boulevard, Melbourne, Florida 32919.

Certifications.  We have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report on Form 10-K. In addition, an annual CEO certification was submitted by our Chief Executive Officer to the New York Stock Exchange in November 2006 in accordance with the NYSE’s listing standards, which included a certification that he was not aware of any violation by Harris of the NYSE’s corporate governance listing standards.

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
We participate in markets that are subject to uncertain economic conditions. As a result, it is difficult to estimate the level of growth in some of the markets in which we participate. Because all components of our budgeting and forecasting are dependent upon estimates of growth in the markets we serve, the uncertainty renders estimates of future income and expenditures even more difficult. As a result, we may make significant investments and expenditures but never realize the anticipated benefits, which could adversely affect our results of operations. The future direction of the overall domestic and global economies also will have a significant impact on our overall performance.

We depend on the U.S. Government for a significant portion of our revenue, and the loss of this relationship or a shift in U.S. Government funding could have adverse consequences on our future business.
We are highly dependent on sales to the U.S. Government. Approximately 66 percent of our net revenue in each of fiscal 2007, 2006 and 2005 was derived from sales to the U.S. Government. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government would significantly reduce our revenue. Our U.S. Government programs must compete with programs managed by other government contractors for limited resources and for uncertain levels of funding. Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government and will continue these efforts in the future. The U.S. Government may choose to use other contractors for its limited number of programs. In addition, the funding of programs also competes with non-procurement spending of the U.S. Government. Budget decisions made by the U.S. Government are outside of our control and have long-term consequences for our business. A shift in U.S. Government spending to other programs in which we are not involved, an increase in non-procurement spending or a reduction in U.S. Government spending generally, could have material adverse consequences for our business.

We depend significantly on our U.S. Government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited. The termination or failure to fund one or more of these contracts could have an adverse impact on our business.
Over its lifetime, a U.S. Government program may be implemented by the award of many different individual contracts and subcontracts. The funding of U.S. Government programs is subject to Congressional appropriations. Although multi-year contracts may be planned or authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs often receive only partial funding initially, and additional funds are committed only as Congress authorizes further appropriations. The termination of funding for a U.S. Government program would result in a loss of anticipated future revenue attributable to that program, which could have an adverse impact on our operations. In addition, the termination of a program or the failure to commit additional funds to a program that already has been started could result in lost revenue and increase our overall costs of doing business.

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

Our government business also is subject to specific procurement regulations and a variety of socio-economic and other requirements. These requirements, although customary in U.S. Government contracts, increase our performance and compliance costs. These costs might increase in the future, thereby reducing our margins, which could have an adverse effect on our financial condition. Failure to comply with these regulations and requirements could lead to suspension or debarment from U.S. Government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to procurement integrity, export control, U.S. Government security regulations, employment practices, protection of the environment, accuracy of records and the recording of costs and foreign corruption. The termination of a U.S. Government contract or relationship as a result of any of these acts would have an adverse impact on our operations and could have an adverse effect on our standing and eligibility for future U.S. Government contracts.

We enter into fixed-price contracts that could subject us to losses in the event of cost overruns.
We have a number of firm fixed-price contracts. During fiscal 2007 and 2006, approximately 33 percent and 38 percent, respectively, of our total Government Communications Systems and RF Communications segments’ revenue was from fixed-price contracts. These contracts allow us to benefit from cost savings, but they carry the burden of potential cost overruns since we assume all of the cost risk. If our initial estimates are incorrect, we can lose money on these contracts. U.S. Government contracts can expose us to potentially large losses because the U.S. Government can hold us responsible for completing a project or, in certain circumstances, paying the entire cost of its replacement by another provider regardless of the size or foreseeability of any cost overruns that occur over the life of the contract. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, problems with other contractors and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts we may not realize their full benefits. Our results of operations are dependent on our ability to maximize our earnings from our contracts. Lower earnings caused by cost overruns and cost controls would have an adverse impact on our financial results. Furthermore, the potential impact of this risk on our earnings, results of operations and financial results would be magnified by a shift in the mix of our contracts and programs toward a greater percentage of firm fixed-price contracts.

We derive a substantial portion of our revenue from international operations and are subject to the risks of doing business internationally, including fluctuations in currency exchange rates.
We are dependent on sales to customers outside the United States. In fiscal 2007, 2006 and 2005, revenue from products exported from the U.S. or manufactured abroad was 23 percent, 21 percent and 19 percent, respectively, of our total revenue. Approximately 36 percent of our international business in fiscal 2007 was transacted in local currency environments. Losses resulting from currency rate fluctuations can adversely affect our results. We expect that international revenue will continue to account for a significant portion of our total revenue. Also, a significant portion of our international revenue is in less-developed countries. We are subject to risks of doing business internationally, including:

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
Both our commercial and government businesses are characterized by rapidly changing technologies and evolving industry standards. Accordingly, our future performance depends on a number of factors, including our ability to:

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
We have made, and we may continue to make, strategic acquisitions that involve significant risks and uncertainties. These risks and uncertainties include:

•	Difficulty in integrating newly acquired businesses and operations in an efficient and cost-effective manner and the risk that we encounter significant unanticipated costs or other problems associated with integration;
•	Challenges in achieving strategic objectives, cost savings and other benefits expected from acquisitions;
•	Risk that our markets do not evolve as anticipated and that the strategic acquisitions do not prove to be those needed to be successful in those markets;
•	Risk that we assume significant liabilities that exceed the limitations of any applicable indemnification provisions or the financial resources of any indemnifying parties;
•	Potential loss of key employees of the acquired businesses; and
•	Risk of diverting the attention of senior management from our existing operations.

The inability of our subcontractors to perform, or our key suppliers to timely deliver our components or products, could cause our products to be produced in an untimely or unsatisfactory manner.
On many of our contracts, we engage subcontractors. In addition, there are certain parts or components which we source from other manufacturers or vendors. Some of our suppliers, from time to time, experience financial and operational difficulties, which may impact their ability to supply the materials, components and subsystems that we require. Any inability to develop alternative sources of supply on a cost-effective and timely basis could materially impair our ability to manufacture and deliver products to our customers. We can give no assurances that we will be free from material supply problems or component or subsystems problems in the future. Also, our subcontractors and other suppliers may not be able to maintain the quality of the materials, components and subsystems they supply, which might result in greater product returns and warranty claims and could harm our business, financial condition and results of operations.

Third parties have claimed in the past and may claim in the future that we are infringing directly or indirectly upon their intellectual property rights, and third parties may infringe upon our intellectual property rights.
Many of the markets we serve are characterized by vigorous protection and pursuit of intellectual property rights, which often has resulted in protracted and expensive litigation. Third parties have claimed in the past and may claim in the future that we are infringing directly or indirectly their intellectual property rights, and we may be found to be infringing or to have infringed directly or indirectly those intellectual property rights. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. Moreover, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of certain of our products. Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, know-how, confidentiality provisions and licensing arrangements to establish and protect our intellectual property rights. If we fail to successfully protect and enforce these rights, our competitive position could suffer. Our pending patent and trademark registration applications may not be allowed, or competitors may challenge the validity or scope of our patents or trademark registrations. In addition, our patents may not provide us a significant competitive advantage. We may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect infringement and our competitive position may be harmed before we do so. In addition, competitors may design around our technology or develop competing technologies.

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

We are subject to customer credit risk.
We sometimes provide medium-term and long-term customer financing. Customer financing arrangements may include all or a portion of the purchase price for our products and services, as well as working capital. We also may assist customers in obtaining financing from banks and other sources on a recourse or non-recourse basis. While we generally have been able to place a portion of our customer financings with third-party lenders, or to otherwise insure a portion of this risk, a portion of these financings is provided directly by us. There can be higher risks associated with some of these financings, particularly when provided to start-up operations such as local network providers, to customers in developing countries or to customers in specific financing-intensive areas of the telecommunications industry. If customers fail to meet their obligations, losses could be incurred and such losses could have an adverse effect on us. Our losses could be much greater if it becomes more difficult to place or insure against these risks with third parties. These risks may increase when the availability of credit decreases.

Developing new technologies entails significant risks and uncertainties.
We are exposed to liabilities that are unique to the products and services we provide. A significant portion of our business relates to designing, developing and manufacturing advanced defense and technology systems and products. New technologies associated with these systems and products may be untested or unproven. Components of certain of the defense systems and products we develop are inherently dangerous. Failures of satellites, missile systems, air-traffic control systems, homeland security applications and aircraft have the potential to cause loss of life and extensive property damage. In most circumstances, we may receive indemnification from the U.S. Government. While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs from an accident or incident. It also is not possible to obtain insurance to protect against all operational risks and liabilities. Substantial claims resulting from an incident in excess of U.S. Government indemnity and our insurance coverage could harm our financial condition, operating results and cash flows. Moreover, any accident or incident for which we are liable, even if fully insured, could negatively affect our standing among our customers and the public, thereby making it more difficult for us to compete effectively, and could significantly impact the cost and availability of adequate insurance in the future.

Changes in our effective tax rate may have an adverse effect on our results of operations.
Our future effective tax rate may be adversely affected by a number of factors including:

•	The jurisdictions in which profits are determined to be earned and taxed;
•	Adjustments to estimated taxes upon finalization of various tax returns;
•	Increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions;
•	Changes in available tax credits;
•	Changes in share-based compensation expense;
•	Changes in the valuation of our deferred tax assets and liabilities;
•	Changes in tax laws or the interpretation of such tax laws; and
•	The resolution of issues arising from tax audits with various tax authorities.

Any significant increase in our future effective tax rates could adversely impact net income for future periods.

Our consolidated financial results may be impacted by Harris Stratex Networks’ financial results, which may vary significantly and be difficult to forecast.
We consolidate Harris Stratex Networks’ financial results in our results of operations. Harris Stratex Networks’ financial results may vary significantly in the future and may be affected by a number of factors (many of which are outside of our and Harris Stratex Networks’ control), and accordingly are expected to be difficult to forecast. Delays in product delivery or closing of a sale can cause quarterly revenues and quarterly net income to fluctuate significantly from anticipated levels. In addition, Harris Stratex Networks may increase spending in response to competition or in pursuit of new market opportunities. Accordingly, we cannot provide assurances that Harris Stratex Networks will be able to achieve profitability in the future or, if profitability is attained, that Harris Stratex Networks will be able to sustain profitability, particularly on a quarter-to-quarter basis.

Because we consolidate Harris Stratex Networks’ financial results in our results of operations, fluctuations in and difficulty in forecasting Harris Stratex Networks’ financial results will result in fluctuations in and likely greater difficulty in forecasting our consolidated results of operations. As a result, such fluctuations and forecasting difficulty may impact our consolidated financial results.

We have significant operations in Florida that could be impacted in the event of a hurricane and operations in California that could be impacted in the event of an earthquake.
Our corporate headquarters and significant operations of our Government Communications Systems segment are located in Florida. In addition, our Broadcast Communications and Harris Stratex Networks segments have locations near major earthquake fault lines in California. In the event of a major hurricane, earthquake or other natural disaster we could experience business interruptions, destruction of facilities and/or loss of life, all of which could materially adversely affect our business.

Changes in future business conditions could cause business investments and/or recorded goodwill to become impaired, resulting in substantial losses and write-downs that would reduce our results of operations.
As part of our overall strategy, we will, from time to time, acquire a minority or majority interest in a business. These investments are made upon careful target analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining acquisition price. After acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Goodwill accounts for approximately 35 percent of our recorded total assets. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting segment cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. For additional information on accounting policies we have in place for goodwill impairment, see our discussion under “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1: Significant Accounting Policies in the Notes.

In order to be successful, we must attract and retain key employees, and failure to do so could seriously harm us.
Our business has a continuing need to attract significant numbers of skilled personnel, including personnel holding security clearances, to support our growth and to replace individuals who have terminated employment due to retirement or for other reasons. To the extent that the demand for qualified personnel exceeds supply, as has been the case in recent years, we could experience higher labor, recruiting or training costs in order to attract and retain such employees, or could experience difficulties in performing under our contracts if our needs for such employees were unmet.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

We have no unresolved comments from the SEC.

ITEM 2.	PROPERTIES.

Our principal executive offices are located at owned facilities in Melbourne, Florida. As of June 29, 2007, we operated approximately 116 locations in the United States, Canada, Europe, Central and South America and Asia, consisting of about 6.7 million square feet of manufacturing, administrative, research and development, warehousing, engineering and office space, of which approximately 4.5 million square feet are owned and approximately 2.2 million square feet are leased. There are no material encumbrances on any of our facilities. Our leased facilities are for the most part occupied under leases for remaining terms ranging from one month to 8 years, a majority of which can be terminated or renewed at no longer than five-year intervals at our option. As of June 29, 2007, the locations and approximate floor space of our principal offices and facilities in productive use were as follows:

		Approximate	Approximate
		Sq. Ft. Total	Sq. Ft. Total
Location	Major Activities	Owned	Leased

Government Communications Systems:
• Palm Bay, Florida	Office	1,828,829	143,788
• Melbourne, Florida	Office	605,067	144,892
• Malabar, Florida	Office/Manufacturing	299,081	—
• Chantilly, Virginia	Office	—	73,222
• Alexandria, Virginia	Office	—	68,637
• Herndon, Virginia	Office	—	65,406
• Annapolis Junction, Maryland	Office	—	61,250
• Bellevue, Nebraska	Office	—	54,847
• 22 other locations	Office	—	259,054

		2,732,977	871,096
RF Communications:
• Rochester, New York	Office/Manufacturing	630,142	213,452
• Winnersh, United Kingdom	Office/Manufacturing	—	92,000
• Seven other locations	Office	—	37,580

		630,142	343,032
Harris Stratex Networks:
• San Antonio, Texas	Office/Manufacturing	130,000	—
• Wellington, New Zealand	Office	57,544	—
• San Jose, California	Office	—	98,451
• Montreal, Canada	Office	—	78,846
• Redwood Shores, California	Office	—	75,402
• Durham, North Carolina	Office	—	60,033
• 28 other locations	Office/Manufacturing	33,000	166,619

		220,544	479,351
Broadcast Communications:
• Quincy, Illinois	Office/Manufacturing	213,710	93,294
• Mason, Ohio	Office/Manufacturing	160,116	—
• Toronto, Ontario	Office/Manufacturing	75,000	—
• Pottstown, Pennsylvania	Office/Manufacturing	57,000	—
• 32 other locations	Office	—	417,579

		505,826	510,873
Corporate:
• Melbourne, Florida	Office	354,549	4,000

		4,444,038	2,208,352

In the opinion of management, our facilities, whether owned or leased, are suitable and adequate for their intended purposes and have capacities adequate for current and projected needs. While we have some unused or under-utilized facilities, they are not considered significant. We continuously review our anticipated requirements for facilities and will, from time to time, acquire additional facilities, expand existing facilities, and dispose of existing facilities or parts thereof, as management deems necessary. For more information about our lease obligations, see Note 18: Lease Commitments in the Notes. Our facilities and other properties are generally maintained in good operating condition.

ITEM 3.	LEGAL PROCEEDINGS.

General.  From time to time, as a normal incident of the nature and kind of businesses in which we are, and were, engaged, various claims or charges are asserted and litigation commenced by or against us arising from or related to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; the sale or use of products containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We have recorded accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs are generally expensed when incurred. While it is not feasible to predict the outcome of these matters with certainty, and some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us, based upon available information, in the opinion of management, settlements and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at June 29, 2007 are reserved against, covered by insurance or would not have a material adverse effect on our financial position, results of operations or cash flows.

U.S. Government Business.  U.S. Government contractors, such as us, are engaged in supplying goods and services to the U.S. Government and its various agencies. We are therefore dependent on Congressional appropriations and administrative allotment of funds and may be affected by changes in U.S. Government policies. U.S. Government contracts typically involve long lead times for design and development, are subject to significant changes in contract scheduling and may be unilaterally modified or cancelled by the U.S. Government. Often these contracts call for successful design and production of complex and technologically advanced products or systems. We may participate in supplying goods and services to the U.S. Government as either a prime contractor or as a subcontractor to a prime contractor. Disputes may arise between the prime contractor and the U.S. Government and the prime contractor and its subcontractors and may result in litigation between the contracting parties.

Generally, U.S. Government contracts are subject to procurement laws and regulations, including the Federal Acquisition Regulation (“FAR”), which outline uniform policies and procedures for acquiring goods and services by the U.S. Government, and specific acquisition regulations that implement or supplement the FAR, such as the Defense Federal Acquisition Regulations. As a U.S. Government contractor, our contract costs are audited and reviewed on a continuing basis by the Defense Contract Audit Agency. In addition to these routine audits, from time to time, we may, either individually or in conjunction with other U.S. Government contractors, be the subject of audits and investigations by other agencies of the U.S. Government. These audits and investigations are conducted to determine if our performance and administration of our U.S. Government contracts are compliant with applicable contractual requirements and procurement and other applicable Federal laws and regulations. These investigations may be conducted without our knowledge. We are unable to predict the outcome of such investigations or to estimate the amounts of resulting claims or other actions that could be instituted against us, our officers or employees. Under present U.S. Government procurement regulations, if indicted or adjudged in violation of procurement or other Federal laws, a contractor, such as us, or one or more of our operating divisions or subdivisions, could be subject to fines, penalties, repayments, or compensatory or treble damages. U.S. Government regulations also provide that certain findings against a contractor may lead to suspension or debarment from eligibility for awards of new U.S. Government contracts for up to three years. Suspension or debarment would have a material adverse effect on us because of our reliance on U.S. Government contracts. In addition, a U.S. Government contractor’s export privileges could be suspended or revoked. Suspension or revocation of our export privileges also would have a material adverse effect on us.

International.  As an international company, we are, from time to time, the subject of investigations relating to our international operations, including under the U.S. export control laws, the U.S. Foreign Corrupt Practices Act and similar U.S. and international laws.

Environmental.  We are subject to numerous Federal, state and foreign environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental

Protection Agency or equivalent state or foreign environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. We own, previously owned or have been named as a potentially responsible party at 16 such sites, excluding sites as to which our records disclose no involvement or as to which our liability has been finally determined. While it is not feasible to predict the outcome of many of these proceedings, in the opinion of our management, any payments we may be required to make as a result of such claims in existence at June 29, 2007 will not have a material adverse effect on our financial condition, results of operations or cash flows. Additional information regarding environmental matters is set forth in Note 1: Significant Accounting Policies in the Notes, which Note is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted by us to a vote of our security holders during the fourth quarter of fiscal 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, position held with us, and principal occupation and employment during at least the past 5 years for each of our executive officers as of August 25, 2007, are as follows:

Name and Age	Position Currently Held and Past Business Experience

Howard L. Lance, 51	Chairman of the Board, President and Chief Executive Officer since June 2003. President and Chief Executive Officer since January 2003. Formerly President of NCR Corporation and Chief Operating Officer of its Retail and Financial Group from July 2001 to October 2002. Prior to July 2001, Mr. Lance served for 17 years with Emerson Electric Company, where he held increasingly senior management positions with different divisions of the company, and was named Executive Vice President for Emerson’s Electronics and Telecommunications businesses in 1999.
Robert K. Henry, 60	Executive Vice President and Chief Operating Officer since May 2007. Executive Vice President since July 2006. Senior Vice President from March 2003 to July 2006. President — Government Communications Systems Division from July 1999 to May 2007. Vice President — General Manager of the Communications Systems Division of the Electronic Systems Sector from 1997 to 1999. Formerly with Sanders, a Lockheed Martin company from 1995 to 1997, in various capacities of increasing responsibility, including: Vice President of Engineering and Vice President — General Manager Information Systems. Technical Operations Director, Martin Marietta, from 1993 to 1995. Business Interface South Manager, GE Aerospace, from 1990 to 1993.
Gary L. McArthur, 47	Vice President and Chief Financial Officer since March 2006. Vice President — Finance and Treasurer from January 2005 to March 2006. Vice President — Corporate Development from January 2001 to January 2005. Director — Corporate Development from March 1997 to December 2000. Formerly, Chief Financial Officer of 3D/EYE Inc. from 1996 to 1997. Executive Director — Mexico, Nextel from 1995 to 1996. Director — Mergers and Acquisitions, Nextel from 1993 to 1995. Prior to 1993, Mr. McArthur held various positions with Lehman Brothers, Inc., Cellcom Corp. and Deloitte & Touche.
R. Kent Buchanan, 55	Vice President, Corporate Technology and Development since February 2005. Formerly with Motorola, Inc. from 1989 to 2005 in various capacities, including: Senior Director of Growth Platforms; Vice President and General Manager — Global eBusiness; Vice President — General Manager — Radio Products Division; and Vice President — General Manager — Accessories and Aftermarket Products Division. Prior to 1989, Mr. Buchanan held positions with General Electric and General Instrument Corporation.
Eugene S. Cavallucci, 60	Vice President, General Counsel since October 2004. Vice President — Counsel, Government Operations and Director of Business Conduct from July 1999 to October 2004. Vice President — Sector Counsel from August 1992 to June 1999. Mr. Cavallucci joined Harris in 1990.

Name and Age	Position Currently Held and Past Business Experience

Pamela A. Padgett, 51	Vice President, Investor Relations and Corporation Communications since January 2006. Vice President — Investor Relations from December 1996 to December 2005. Formerly, Vice-President — Mergers/Acquisitions of MC Financial Services, Ltd from 1990 to 1996.
Daniel R. Pearson, 55	Group President, Defense Communications and Electronics since May 2007. Group President — Defense Communications from July 2006 to May 2007. President — Department of Defense Programs, Government Communications Systems Division from November 2003 to July 2006. President — Network Support Division from June 2000 to November 2003. Mr. Pearson joined Harris in 1977.
Lewis A. Schwartz, 44	Vice President, Principal Accounting Officer since October 2006. Principal Accounting Officer from October 2005 to October 2006. Assistant Controller from October 2003 to October 2005. Director, Corporate Accounting from August 1999 to October 2003. Mr. Schwartz joined Harris in 1992. Formerly, Mr. Schwartz was with Ernst & Young LLP from 1986 to 1992.
Jeffrey S. Shuman, 52	Vice President, Human Resources and Corporate Relations since August 2005. Formerly with Northrop Grumman as Vice President of Human Resources and Administration, Information Technology Sector from March 2001 to August 2005; Senior Vice President of Human Resources Information Systems Group, Litton Inc. from September 1999 to March 2001; Technical Services Corp. Honeywell International/Allied Signal Corporation as Vice President — Human Resources from February 1997 to September 1999 and Director, Human Resources Allied Signal from January 1995 to February 1997; and Management Recruiters International of Orange County as President from 1994 to 1995. Prior to 1994 Mr. Shuman held various positions with Avon Products, Inc.
Timothy E. Thorsteinson, 53	President, Broadcast Communications Division since July 2006 and President and Chief Executive Officer of Harris Canada Systems, Inc. since November 2003. Formerly with Thomson Broadcast & Media Solutions as Vice President Product Business Units from March 2002 to November 2003 and with Grass Valley Group as Chief Executive Officer and Chief Operating Officer from 1999 to 2002. Mr. Thorsteinson was with Tektronix, Inc. from 1991 to 1999, in various capacities of increasing responsibility, including President of the Video and Networking Division and President of the Pacific Operation.
Jeremy C. Wensinger, 44	Group President, Government Communications Systems since May 2007. Group President — Integrated Systems and Services — Government Communications Systems Division from July 2006 to May 2007. President — Broadcast Communications Division from May 2004 to June 2006. Vice President and General Manager of Harris Technical Services Corporation from June 2003 to May 2004. Vice President of Harris Technical Services Corporation from July 1999 to June 2003. Mr. Wensinger joined Harris in 1989.

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

Market Information and Price Range of Common Stock
Our common stock, par value $1.00 per share, is listed and traded on the New York Stock Exchange (“NYSE”), under the ticker symbol “HRS.” According to the records of our transfer agent, as of August 22, 2007, there were approximately 6,748 holders of record of our common stock. On February 25, 2005 our Board of Directors approved a two-for-one stock split of our common stock. The stock split was effected in the form of a 100 percent stock dividend distributed on March 30, 2005 to shareholders of record on March 14, 2005. All share and per share amounts and information presented in this Annual Report on Form 10-K for periods prior to the stock split have been retroactively restated to reflect the effect of this stock split. The high and low sales prices of our common stock as reported on the NYSE composite transactions reporting system and the dividends paid on our common stock for each quarterly period in our last two fiscal years are reported below:

			Cash
	High	Low	Dividends

Fiscal 2007
First Quarter	$46.35	$37.80	$0.11
Second Quarter	$46.95	$39.49	0.11
Third Quarter	$52.93	$45.85	0.11
Fourth Quarter	$56.50	$46.46	0.11

			$0.44

Fiscal 2006
First Quarter	$42.48	$30.91	$0.08
Second Quarter	$45.78	$36.72	0.08
Third Quarter	$49.78	$42.17	0.08
Fourth Quarter	$48.85	$37.69	0.08

			$0.32

On August 22, 2007, the last sale price of our common stock as reported in the NYSE composite transactions reporting system was $59.22 per share.

Dividends
The dividends paid on our common stock for each quarter in our last two fiscal years are set forth in the tables above. On August 25, 2007, our Board of Directors increased our annual dividend rate from $0.44 per share to $0.60 per share and declared a quarterly cash dividend of $0.15 per share, which will be paid on September 17, 2007 to holders of record on September 6, 2007. Our annual common stock dividend rate, on a post-stock split basis, was $0.44, $0.32 and $0.24 per share in fiscal 2007, 2006 and 2005, respectively. Quarterly cash dividends are typically paid in March, June, September and December. We have paid cash dividends every year since 1941, and we currently expect that cash dividends will continue to be paid in the near future, but we can give no assurance. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant.

Harris Stock Performance Graph
The following performance graph and table do not constitute soliciting material and the performance graph and table should not be deemed filed or incorporated by reference into any other previous or future filings by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate the performance graph and table by reference therein.

The performance graph and table below compare the five-year cumulative total return of our common stock with the comparable five-year cumulative total returns of the Standard & Poor’s 500 Information Technology Section Index (“S&P 500 Information Technology”) and the Standard & Poor’s 500 Composite Stock Index (“S&P 500”). The figures assume an initial investment of $100 at the close of business on June 30, 2002 in Harris, the S&P 500 Information Technology and the S&P 500, and the reinvestment of all dividends.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG HARRIS, S&P 500 AND S&P 500 INFORMATION TECHNOLOGY

HARRIS FISCAL YEAR END	2002	2003	2004	2005	2006	2007
Harris	$100	84	143	177	237	315
S&P 500	$100	108	135	130	131	165
S&P 500 Information Technology	$100	100	119	127	138	166

Sales of Unregistered Securities
During fiscal 2007, we did not issue or sell any unregistered securities.

Issuer Repurchases of Equity Securities
During fiscal 2007, we repurchased 4,959,499 shares of our common stock at an average price per share of $49.78. During fiscal 2006, we repurchased 1,050,000 shares of our common stock at an average price per share of $42.71. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at the discretion of management and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired.

The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended June 29, 2007:

				Maximum number
				or approximate
			Total number of	dollar value
			shares purchased as	of shares that may
			part of publicly	yet be purchased
	Total number of	Average price	announced plans or	under the plans or
Period*	shares purchased	paid per share	programs (1)	programs (1)
Month No. 1
(March 31, 2007 — April 27, 2007)
Repurchase programs(1)	None	n/a	None	2,491,000
Employee transactions(2)	8,142	$51.04	n/a	n/a
Month No. 2
(April 28, 2007 — May 25, 2007)
Repurchase programs(1)	3,934,499	$50.81	3,934,499	$400,102,537
Employee transactions(2)	52,150	$50.02	n/a	n/a
Month No. 3
(May 26, 2007 — June 29, 2007)
Repurchase programs(1)	None	n/a	None	$400,102,537
Employee transactions(2)	19,265	$52.43	n/a	n/a
Total	4,014,056	$50.81	3,934,499	$400,102,537

*	Periods represent our fiscal months.

(1)	On April 27, 2004, we announced that our Board of Directors approved a share repurchase program that authorized us to repurchase, on a post-stock split basis, up to 6 million shares of our common stock through open-market transactions, or in negotiated block transactions. On April 27, 2007, at the end of the first fiscal month of the fourth quarter of fiscal 2007, our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $600 million of our stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. This new share repurchase program does not have a stated expiration date. Upon adoption of this new share repurchase program, the prior share repurchase authorization, under which authorization existed to repurchase an additional 2,491,000 shares (as reflected in the table above for Month No. 1), was terminated. Because the prior share repurchase authorization was based on a maximum number of shares that could be repurchased, while the authorization under this new share repurchase program is based on a maximum dollar amount of our stock that may be repurchased, commencing with the second fiscal month of the fourth quarter of fiscal 2007, we are reporting the approximate dollar value of shares that may yet be purchased under this new share repurchase program (as reflected in the table above for Month No. 2 and Month No. 3). Accordingly, the approximate dollar amount of our stock that may yet be purchased under this new share repurchase program as of June 29, 2007 is $400,102,537 (as reflected in the table above). This new share repurchase program has resulted, and is expected to continue to result, in repurchases in excess of offsetting the dilutive effect of shares issued under our share-based incentive plans. However, the level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors our Board of Directors may deem relevant. 3,440,599 shares repurchased during the quarter ended June 29, 2007 were repurchased pursuant to an Enhanced Overnight Share Repurchase Agreement entered into between us and Bank of America, N.A. All other shares were repurchased in open-market transactions. As a matter of policy, we do not repurchase shares during the period beginning on the 15th day of the third month of a fiscal quarter and ending two days following the public release of earnings and financial results for such fiscal quarter.

(2)	Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised stock options, (b) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance shares or restricted shares which vested during the quarter, (c) performance or restricted shares returned to us upon retirement or employment termination of employees or (d) shares of our common stock purchased by the trustee of the Harris Corporation Master Rabbi Trust at our direction to fund obligations under our deferred compensation plans. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.

See Note 14: Stock Options and Share-Based Compensation in the Notes for a general description of our stock and equity incentive plans.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table summarizes our selected historical financial information for each of the last five fiscal years. All amounts presented have been restated on a continuing operations basis. The selected financial information shown below has been derived from our audited consolidated financial statements, which for data presented for fiscal years 2007 and 2006 are included elsewhere in this Annual Report on Form 10-K. This table should be read in conjunction with our other financial information, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes, included elsewhere in this Annual Report on Form 10-K.

	Fiscal Years Ended
	2007(1)	2006(2)	2005(3)	2004(4)	2003(5)
	(In millions, except per share amounts)

Revenue from product sales and services	$4,243.0	$3,474.8	$3,000.6	$2,518.6	$2,060.6
Cost of product sales and services	2,871.1	2,385.8	2,181.6	1,888.3	1,543.2
Interest expense	41.1	36.5	24.0	24.5	24.9
Income from continuing operations before income taxes and minority interest	660.8	380.8	298.4	180.0	108.2
Income taxes	190.9	142.9	96.2	54.3	37.9
Minority interest in Harris Stratex Networks, net of tax	10.5	—	—	—	—
Income from continuing operations	480.4	237.9	202.2	125.7	70.3
Discontinued operations net of income taxes	—	—	—	7.1	(10.8)
Net income	480.4	237.9	202.2	132.8	59.5
Average shares outstanding (diluted)	141.1	141.6	141.3	140.3	138.0
Per share data (diluted):
Income from continuing operations	3.43	1.71	1.46	.92	.53
Discontinued operations	—	—	—	.05	(.08)
Net income	3.43	1.71	1.46	.97	.45
Cash dividends	.44	.32	.24	.20	.16
Net working capital	190.7	721.0	725.2	994.9	847.1
Net property, plant and equipment	459.2	393.4	318.3	283.3	281.6
Long-term debt	408.9	699.5	401.4	401.4	401.6
Total assets	4,406.0	3,142.3	2,457.4	2,225.8	2,075.3
Shareholders’ equity	1,903.8	1,662.1	1,439.1	1,278.8	1,183.2
Book value per share	14.69	12.51	10.83	9.64	8.91

(1)	Results for fiscal 2007 include: a $143.1 million after-tax ($1.01 per diluted share) gain on the combination with Stratex offset by $22.9 million after-tax and minority interest ($.16 per diluted share) of transaction and integration costs in our Harris Stratex Networks segment; a $6.0 million after-tax ($.04 per diluted share) charge for cost-reduction actions and a $12.3 million after-tax ($.09 per diluted share) write-down of capitalized software in our Broadcast Communications segment; a $12.9 million after-tax ($.09 per diluted share) write-down of our investment in Terion, Inc. due to an other-than-temporary impairment; and a $12.0 million after-tax ($.09 per diluted share) income tax benefit from the settlement of a tax audit.

(2)	Results for fiscal 2006 include: a $36.5 million after-tax ($.26 per diluted share) charge related to inventory write-downs and other charges associated with product discontinuances and the shutdown of manufacturing activities in our Harris Stratex Networks segment’s Montreal, Canada plant; a $10.2 million after-tax ($.07 per diluted share) charge related to a write-off of in-process research and development costs, lower margins being recognized subsequent to our acquisition due to a step up in inventory recorded as of the acquisition date and other costs associated with our acquisition of Leitch in our Broadcast Communications segment; a $20.0 million after-tax ($.14 per diluted share) charge associated with the consolidation of manufacturing locations and cost-reduction initiatives in our Broadcast Communications segment; a $4.6 million after-tax ($.03 per diluted share) write-down of our passive investments due to other-than-temporary impairments; a $4.1 million after-tax ($.03 per diluted share) gain from the settlement of intellectual property infringement lawsuits; and a $5.4 million after-tax ($.04 per diluted share) charge related to our arbitration with Bourdex Telecommunications Limited (“Bourdex”).

(3)	Results for fiscal 2005 include: a $7.0 million after-tax ($.05 per diluted share) charge related to a write-off of in-process research and development costs and impairment losses on capitalized software development costs associated with our acquisition of Encoda; a $6.4 million after-tax ($.05 per diluted share) write-down of our passive investments due to other-than-temporary impairments; a $5.7 million after-tax ($.04 per diluted share) gain related to our execution of a patent cross-licensing agreement; and a $3.5 million after-tax ($.02 per diluted share) income tax benefit from the settlement of a tax audit.

(4)	Results for fiscal 2004 include: an $8.1 million after-tax ($.06 per diluted share) charge related to cost-reduction actions taken in our Harris Stratex Networks and Broadcast Communications segments; a $5.8 million after-tax ($.04 per diluted share) loss and a $4.4 million after-tax ($.03 per diluted share) gain in two unrelated patent infringement cases; a $3.4 million after-tax ($.02 per diluted share) write-down of our interest in Teltronics, Inc.; a $3.0 million after-tax ($.02 per diluted share) gain from the reversal of a previously established reserve for the consolidation of our Broadcast Communications segment’s European operations; and a $3.3 million after-tax ($.02 per diluted share) income tax benefit from the settlement of a foreign tax audit.

(5)	Results for fiscal 2003 include: a $12.2 million after-tax ($.09 per diluted share) gain on the sale of our minority interest in our LiveTV, LLC joint venture; a $5.6 million after-tax ($.04 per diluted share) write-down of inventory related to our exit from unprofitable products and the shutdown of our Brazilian manufacturing plant in our Harris Stratex Networks segment; an $8.1 million after-tax ($.06 per diluted share) charge related to our disposal of assets remaining from our telecom switch business; and a $10.8 million after-tax ($.08 per diluted share) charge for cost-reduction measures taken in our Harris Stratex Networks and Broadcast Communications segments as well as our corporate headquarters.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of Harris. MD&A is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, our Consolidated Financial Statements and related Notes appearing elsewhere in this Annual Report on Form 10-K. Except for the historical information contained herein, the discussions in MD&A contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in MD&A under “Forward-Looking Statements and Factors that May Affect Future Results.”

The following is a list of the sections of MD&A, together with our perspective on the contents of these sections of MD&A, which we hope will make reading these pages more productive:

•	Business Considerations — a general description of our businesses; the value drivers of our businesses and our strategy for achieving value; fiscal 2007 key indicators; and industry-wide opportunities, challenges and risks that are relevant to us in the government and defense, microwave communications and broadcast communications industries.

•	Operations Review — an analysis of our consolidated results of operations and of the results in each of our four operating segments, to the extent the operating segment results are helpful to an understanding of our business as a whole, for the three years presented in our financial statements and in-process research and development.

•	Liquidity, Capital Resources and Financial Strategies — an analysis of cash flows, common stock repurchases, dividend policy, capital structure and resources, contractual obligations, off-balance sheet arrangements, commercial commitments, financial risk management, impact of foreign exchange and impact of inflation.

•	Critical Accounting Policies and Estimates — a discussion of accounting policies and estimates that require the most judgment and a discussion of accounting pronouncements that have been issued but not yet implemented by us and their potential impact.

•	Forward-Looking Statements and Factors that May Affect Future Results — cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.

BUSINESS CONSIDERATIONS

General
We are an international communications and information technology company serving government and commercial markets in more than 150 countries. We are focused on developing best-in-class assured communicationstm products, systems and services for global markets. Our four segments serve markets for government communications, RF communications, broadcast communications and wireless transmission network solutions. Our company generates revenue, income and cash flows by developing, manufacturing and selling communications products and software as well as providing related services. We generally sell directly to our customers, the largest of which is the U.S. Government and its prime contractors. We also utilize agents and intermediaries to sell some products and services, especially in international markets.

We structure our operations primarily around the markets we serve and for the fiscal year ended June 29, 2007, operated in the following four business segments: (1) Government Communications Systems, (2) RF Communications, (3) Broadcast Communications, and (4) Harris Stratex Networks (formerly Microwave

Communications). As described in greater detail in “Item 1. Business — Recent Acquisitions and Business Combinations” in this Annual Report on Form 10-K, in the third quarter of fiscal 2007, we combined our former Microwave Communications Division with Stratex, a publicly-traded provider of high-speed wireless transmission systems, to form a new company named Harris Stratex Networks. We own approximately 57 percent of Harris Stratex Networks’ outstanding stock and the minority stockholders own approximately 43 percent of Harris Stratex Networks’ outstanding stock. Following that combination, our business segment formerly referred to as Microwave Communications is now referred to as Harris Stratex Networks. The results of the Harris Stratex Networks segment reflect the results of the combined business for periods following the combination. Financial information with respect to all of our other activities, including corporate costs not allocated to the business segments, is reported as part of Headquarters Expense or Non-Operating Income (Loss).

On May 21, 2007, we announced that effective for fiscal 2008 (which began June 30, 2007), our segment reporting would be adjusted to reflect our new organizational structure. For fiscal 2008, our Department of Defense Programs area, part of our Government Communications Systems segment for fiscal 2007, will be combined with our RF Communications business and reported as our Defense Communications and Electronics segment. As a result, our segment reporting for fiscal 2008 will consist of the following four business segments: (1) Government Communications Systems, (2) Defense Communications and Electronics, (3) Broadcast Communications, and (4) Harris Stratex Networks. Our Broadcast Communications and Harris Stratex Networks segments will not change as a result of the adjustments to our organizational structure. These adjustments to our segment reporting take effect in fiscal 2008 and therefore do not affect the historical results, discussion or presentation of our business segments as set forth in this Annual Report on Form 10-K. We will begin to report our financial results consistent with this new segment reporting structure beginning with the first quarter of fiscal 2008.

Harris’ mission statement is as follows: “Harris Corporation will be the best-in-class global provider of mission-critical assured communications systems and services to both government and commercial customers, combining advanced technology and application knowledge.”

Value Drivers of Our Businesses and Our Strategy for Achieving Value
We are committed to our mission statement, and we believe that executing our mission statement creates value. Consistent with this commitment to effective execution, we currently focus on these key value drivers:

•	Continuing profitable revenue growth in all segments;
•	Focusing on operating efficiencies and cost reductions;
•	Leveraging various corporate initiatives across business segments;
•	Making strategic acquisitions to enhance and supplement our products and services portfolio and gain access to new markets; and
•	Maintaining an efficient capital structure.

Continuing profitable revenue growth in all segments:  We plan to focus on continued profitable growth by implementing the following strategies in each segment:

Government Communications Systems:  Build on successes in core markets such as avionics, electronics and data links; space and ground SATCOM systems including antennas and space-hardened electronics; communications and information networks; database and image processing; wireless products; intelligence, surveillance and reconnaissance; and mission operations and services. Continue emphasis on customer and program diversification to balance portfolio risk. Leverage capabilities in communications and information technology needs into new Federal agencies.

RF Communications:  Continue to leverage reputation and position as a leading provider of tactical radios in the areas of high-frequency (“HF”), multiband and cryptographic sub-systems; and expand market reach with new products such as the Falcon® III JTRS-compliant multiband handheld, manpack and vehicular and personal role radios as well as high-capacity line-of-site radios, COMSEC terminals, unmanned ground sensor products and international systems.

Broadcast Communications:  Offer the global media market a broad portfolio of hardware and software solutions to support every segment of the supply chain that brings digital audio, video and data to consumers; and continue to fund a robust offering of new products for the three product areas of video distribution & digital media, transmission systems and software solutions.

Harris Stratex Networks:  Continue to win opportunities with public telecommunications providers as well as Federal, state and other private network operators to meet increasing demand for capacity requirements and the demand for high-reliability, high-bandwidth networks that are more secure and better protected against natural and man-made disasters. Offer innovative new products and expanding regional sales channels to capture greenfield network opportunities and penetrate major regional mobile telecom operators to participate in network opportunities.

Offer a broad range of engineering and other professional services for network planning, systems architecture design and project management as a global competitive advantage. Expand our network operations offerings in microwave and non-microwave opportunities to create items that differentiate our total solutions offerings.

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

Leveraging various corporate initiatives across business segments:  One of our strengths is our ability to transfer technology among segments and focus our research and development projects in ways that benefit Harris as a whole. Another area of focus is cross-selling through segment sales channels and joint pursuits by multiple segments. Other corporate initiatives include joint international market channel development, such as shared distributors and coordinated “go-to-market” strategies.

Making strategic acquisitions:  Another key value driver is effective capital allocation by making effective acquisitions and investments to build or complement the strengths in our base businesses. We believe acquisitions may also serve to balance and enhance our portfolio of businesses. In the third quarter of fiscal 2007, we combined our Microwave Communications Division with Stratex to form Harris Stratex Networks, the largest independent provider of wireless transmission network solutions, of which we own 57 percent. In the fourth quarter of fiscal 2007, we acquired Multimax, a leading provider of information technology and network services for the U.S. Government, which is being operated as part of our Government Communications Systems segment. The acquisition of Multimax will provide greater scale, a broader customer base and new growth opportunities through key positions on GWACs. In recent years, we have also made several acquisitions in our Broadcast Communications segment including Encoda, Leitch, OSi and Aastra Digital Video. These acquisitions helped us expand our product and service portfolio so we can offer end-to-end content delivery, transport and asset management solutions to our customers.

Maintaining an efficient capital structure:  Our capital structure is intended to optimize our cost of capital. We believe our strong capital position, access to key financial markets, ability to raise funds at a low effective cost and overall low cost of borrowing provide a competitive advantage. We had $388.7 million in cash, cash equivalents and short-term investments as of June 29, 2007 and had $438.6 million of cash flows provided by operating activities during fiscal 2007. Our cash is not restricted and can be used to invest in capital expenditures, make strategic acquisitions, repurchase our common stock or pay dividends to our shareholders. During fiscal 2007, our Board of Directors approved a new share repurchase program authorizing the repurchase of up to $600 million of our stock. While this program does not have a stated expiration date, we repurchased $200 million of shares during fiscal 2007 under this program and management expects to repurchase the remaining $400 million of shares over the following eight quarters.

Key Indicators

We believe our value drivers, when implemented, will improve our key indicators of value such as: (1) net income and net income per diluted share, (2) revenue, (3) gross margin, (4) net income as a percentage of revenue, (5) operating cash flows, (6) return on average assets and (7) return on average equity. The measure of our success is reflected in our results of operations and liquidity and capital resources key indicators:

Fiscal 2007 Results of Operations Key Indicators:  Net income, net income per diluted share, revenue, gross margin, and net income as a percentage of revenue represent key measurements of our value drivers:

•	Net income increased 101.9 percent from $237.9 million in fiscal 2006 to $480.4 million in fiscal 2007, which includes a $143.1 million after-tax gain on the combination with Stratex;
•	Net income per diluted share increased 100.6 percent from $1.71 in fiscal 2006 to $3.43 in fiscal 2007;
•	Revenue increased 22.1 percent from $3.5 billion in fiscal 2006 to $4.2 billion in fiscal 2007;
•	Gross margin (revenue from product sales and services less cost of product sales and services) increased from 31.3 percent of revenue in fiscal 2006 to 32.3 percent of revenue in fiscal 2007; and
•	Net income as a percentage of revenue increased from 6.8 percent in fiscal 2006 to 11.3 percent in fiscal 2007.

Refer to MD&A heading “Operations Review” below for more information.

Liquidity and Capital Resources Key Indicators:  Net cash provided by operating activities, return on average assets and return on average equity also represent key measurements of our value drivers.

•	Our net cash provided by operating activities increased from $334.2 million in fiscal 2006 to $438.6 million in fiscal 2007.
•	We expect to generate between $550 million and $600 million of net cash from operating activities in fiscal 2008.
•	Return on average assets (defined as net income divided by the two-point average of total assets at the beginning and ending of the fiscal year) increased from 8.5 percent in fiscal 2006 to 12.7 percent in fiscal 2007.
•	Return on average equity (defined as net income divided by the two-point average of shareholders’ equity at the beginning and ending of the fiscal year) increased from 15.3 percent in fiscal 2006 to 26.9 percent in fiscal 2007.

Refer to MD&A heading “Liquidity, Capital Resources and Financial Strategies” below for more information.

Industry-Wide Opportunities, Challenges and Risks

Defense Markets:  The U.S. President’s budget proposal for the U.S. Government fiscal years 2008 to 2012 focuses on achieving a balanced budget while addressing the nation’s most critical needs and the continuing trend by Federal agencies to reduce costs by outsourcing IT and communications related operations. The Administration’s priorities include a continued and accelerated commitment to modernizing the military to focus more on the needs of its combat commanders and to develop portfolios of joint capabilities. As a result, the U.S. Government remains committed to funding intelligence, information superiority, special operations and support. Requirements to upgrade and modernize tactical radio communications capabilities and provide more secure, interoperable and reliable communications remain a funding priority. International defense forces continue to drive toward tactical communications upgrades and interoperability with the systems and equipment used by the U.S. Government.

The $481.4 billion DoD U.S. Government Fiscal Year (“GFY”) 2008 budget request is approximately 11 percent above GFY 2007 levels. This excludes emergency supplemental funding. However, the President’s budget has proposed a war-related funding request of $141.7 billion. While the DoD’s budget increase can be a positive indicator of growth for the defense industry, we believe that the level of growth and amount of budget ultimately allocated to DoD procurement (“Procurement”), along with research, development, test and evaluation (“RDT&E”) components of the DoD budget, are a better indicator of DoD spending. These accounts are applicable to defense contractors because they generally represent the amounts that are expended for military hardware and technology. We also believe that the federal budget deficit is putting pressure on spending in all agencies and the number of large new program starts has slowed.

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

Government Markets Other Than Defense:  A funding priority for the U.S. Government is the security of the U.S., which includes better communications interplay between law enforcement, civil government agencies, intelligence agencies and our military services. Funding for investments in secure tactical communications, information technology, information processing and additional communications assets and upgrades remains solid. Another priority of the U.S. Government is investments in productivity, cost reductions and outsourcing. As a result, programs that promote these initiatives are also expected to receive funding. We provide products and services to a number of U.S. Government agencies including the FAA, NRO, NGA, Census Bureau, Department of State, NSA, NOAA and others. Recent trends continue to indicate an increase in demand from these agencies to outsource their requirement for better, more efficient and less costly information technology and communications.

As a U.S. Government contractor, we are subject to U.S. Government oversight. The U.S. Government may investigate our business practices and audit our compliance with applicable rules and regulations. Depending on the results of those investigations and audits, the U.S. Government could make claims against us. Under U.S. Government procurement regulations and practices, an indictment or conviction of a government contractor could result in that contractor being fined and/or suspended from being able to bid on, or being awarded, new U.S. Government contracts for a period of time. Similar government oversight exists in most other countries where we conduct business. We are currently not aware of any compliance audits or investigations that could result in a significant impact to our financial condition, results of operations or cash flows.

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

Commercial Broadcast Communications and Microwave Communications Markets:  Global economic growth rates continue at modest levels in the broadcast and microwave markets.

Global trends and developments in the broadcast communications market include:

•	Transitioning from analog to digital media and HD content continues to reshape the broadcast and other media markets and drive demand;
•	Continuing consolidation in broadcast and other media operators is creating larger enterprises seeking suppliers with a broad portfolio of hardware and software solutions to support all aspects of their operations;
•	The Federal Communications Commission (“FCC”) has mandated a DTV roll-out. Congressional legislation requires the return of all analog frequencies from the broadcasters by February 17, 2009. The returned analog spectrum will be available for auction by the FCC for new commercial uses, industry, media and mobile telecom services;
•	Domestic radio broadcasters are taking steps to transition from analog to digital technology. There are approximately 13,500 radio stations in the United States; and
•	The worldwide transition to digital technologies is in various stages of implementation. Many international markets remain primarily analog replacement markets.

Global trends and developments in the microwave communications market include:

•	Continuing build-out of new networks in emerging markets to meet rapid subscriber growth;
•	Increasing demand for microwave communications due to build-outs for third-generation (“3G”) services rapidly increasing the number of cell sites;
•	Increasing demand to support capacity needs for new triple-play services;
•	Continuing fixed-line to mobile-line substitution;
•	Private networks and public telecommunications operators building high-reliability, high-bandwidth data networks that are more secure and better protected against natural and man-made disasters;
•	Continuing global mobile operator consolidation; and
•	The FCC mandated a 2 GHz relocation project designed to resolve a public safety interference problem. The project includes the relocation of 12 federal agencies and a significant amount of microwave radio content. The FCC has mandated that most television broadcasters, fixed-link service users and others who operate within the 1990 — 2110 MHz spectrum band replace and/or upgrade their 2 GHz transmission facilities by September 7, 2007 to operate within the 2025 — 2110 MHz spectrum band. In exchange, the FCC will relinquish spectrum at 700 and 800 MHz and pay television broadcasters cash.

Our management believes that our experience and capabilities are well aligned with, and that we are positioned to capitalize on, the market trends noted above. While we believe that these developments generally will have a positive impact on us, we remain subject to general economic conditions that could adversely affect our customers. We also remain subject to other risks associated with these markets, including technological uncertainties, changes in the FCC’s regulations, slow market adoption of digital radio and DTV or any of our new products and other risks which are discussed under “Forward-Looking Statements and Factors that May Affect Future Results” and “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

OPERATIONS REVIEW

Revenue and Net Income

			2007/2006		2006/2005
			Percent		Percent
			Increase/		Increase/
	2007	2006	(Decrease)	2005	(Decrease)
	(In millions, except per share amounts)

Revenue	$4,243.0	$3,474.8	22.1%	$3,000.6	15.8%
Net income	$480.4	$237.9	101.9%	$202.2	17.7%
% of revenue	11.3%	6.8%		6.7%
Net income per diluted common share	$3.43	$1.71	100.6%	$1.46	17.1%

Fiscal 2007 Compared With Fiscal 2006:  Our revenue for fiscal 2007 was $4,243.0 million, an increase of 22.1 percent compared to fiscal 2006. Net income for fiscal 2007 was $480.4 million, an increase of 101.9 percent compared to fiscal 2006 net income of $237.9 million. Fiscal 2007 revenue increased in all four of our business segments and was led by the increase in our RF Communications segment, which increased 45.8 percent and our Harris Stratex Networks segment, which increased 45.7 percent. Our Harris Stratex Networks segment’s fiscal 2007 revenue increase was primarily due to the impact of the combination of our former Microwave Communications segment with Stratex in the third quarter of fiscal 2007.

The increase in net income was led by a $166.5 million increase in operating income in our Harris Stratex Networks segment as a result of the combination with Stratex, including a $163.4 million gain ($143.1 million after-tax) as a result of the transaction, partially offset by $46.0 million of transaction-related and integration costs. Our RF Communications segment also had significant improvement in operating income with a 44.6 percent increase over fiscal 2006. Our Broadcast Communications segment operating income was adversely impacted by $7.5 million of costs associated with cost-reduction actions in fiscal 2007 and the impact of an $18.9 million write-down of capitalized software associated with management’s decision to discontinue an automation software development effort. Headquarters expense decreased in fiscal 2007 to $69.6 million compared to $75.4 million in fiscal 2006, primarily due to a $5.4 million charge related to our arbitration with Bourdex in fiscal 2006.

Net interest expense increased slightly from $24.7 million in fiscal 2006 to $27.6 million in fiscal 2007 mainly due to a full year impact of our September 2005 issuance of $300 million aggregate principal amount of 5% Notes due 2015. Our non-operating loss increased to $16.2 million in fiscal 2007, compared to $1.2 million in fiscal 2006, and included a $19.8 million write-down of our investment in Terion due to an other-than-temporary impairment. Our income taxes as a percentage of income before taxes and minority interest decreased from 37.5 percent in fiscal 2006 to 28.9 percent in fiscal 2007, primarily due to the tax free nature of the combination with Stratex and a favorable settlement that was approved by the United States Joint Committee on Taxation and related matters between us and the Internal Revenue Service concerning the tax audit for fiscal years 2001, 2002 and 2003. See the “Discussion of Business Segments” discussion below of this MD&A for further information.

Fiscal 2006 Compared With Fiscal 2005:  Our revenue for fiscal 2006 was $3,474.8 million, an increase of 15.8 percent compared to fiscal 2005. Net income for fiscal 2006 was $237.9 million, an increase of 17.7 percent compared to fiscal 2005 net income of $202.2 million. Revenue increased in all four of our business segments and was led by the increase in our RF Communications segment, which increased 50.5 percent. Our Broadcast Communications segment’s revenue increase was primarily due to the impact of the Leitch acquisition in the second quarter of fiscal 2006 and the Encoda acquisition in the second quarter of fiscal 2005.

Operating income in our RF Communications, Government Communications Systems and Broadcast Communications segments improved in fiscal 2006 when compared to fiscal 2005. Our RF Communications segment led this improvement with a 67.5 percent increase. Our Harris Stratex Networks segment had a $19.6 million operating loss in fiscal 2006 that included the impact of $39.6 million in charges associated with product discontinuances and a shutdown of manufacturing activities in Montreal, Canada. Our Broadcast Communications segment operating income was adversely impacted by a $25.0 million charge related to cost-reduction actions in fiscal 2006 and the impact of $11.9 million of charges related to our Leitch acquisition. Headquarters expense increased in fiscal 2006 and included the impact of a $5.4 million charge associated with a decision we received in our arbitration with Bourdex.

Net interest expense increased in fiscal 2006 over fiscal 2005 due to our September 2005 issuance of $300 million aggregate principal amount of 5% Notes due 2015. We had a non-operating loss of $1.2 million in fiscal 2006, compared to $6.3 million in fiscal 2005. Our income taxes as a percentage of income before taxes increased from 32.2 percent in fiscal 2005 to 37.5 percent in fiscal 2006, primarily due to a portion of the charges mentioned above being recorded in foreign jurisdictions where we had significant net operating losses and realization of the associated tax benefits was considered uncertain. See the “Discussion of Business Segments” portion below of this MD&A for further information.

Gross Margin

			2007/2006		2006/2005
			Percent		Percent
			Increase/		Increase/
	2007	2006	(Decrease)	2005	(Decrease)
	(In millions)

Revenue	$4,243.0	$3,474.8	22.1%	$3,000.6	15.8%
Cost of product sales and services	(2,871.1)	(2,385.8)	20.3%	(2,181.6)	9.4%
Gross margin	$1,371.9	$1,089.0	26.0%	$819.0	33.0%
% of revenue	32.3%	31.3%		27.3%

Fiscal 2007 Compared With Fiscal 2006:  Our gross margin (revenue less cost of product sales and services) as a percentage of revenue was 32.3 percent in fiscal 2007 compared to 31.3 percent in fiscal 2006. Gross margin as a percent of revenue increased in our Broadcast Communications and Harris Stratex Networks segments and decreased slightly in our Government Communications Systems segment. The overall blended fiscal 2007 gross margin was positively impacted by a larger mix of sales coming from our higher-margin RF Communications segment’s products in fiscal 2007 compared to fiscal 2006 and the impact of the Leitch, Aastra Digital Video and OSi acquisitions in fiscal 2006 in our Broadcast Communications segment. Gross margins decreased in our Government Communications Systems segment as a result of schedule and cost overruns on a commercial satellite antenna program absorbed during the year. Gross margins in our Harris Stratex Networks segment were adversely impacted in fiscal 2006 by $35.0 million of inventory write-downs and other charges associated with product discontinuances and the shut down of manufacturing activities in our Montreal, Canada plant. Gross margins in our Harris Stratex Networks segment were impacted in fiscal 2007 by $8.7 million of lower margins being recognized subsequent to our combination with Stratex due to a step up in inventory and fixed assets recorded as of the combination date. The gross margin in our Broadcast Communications segment was adversely impacted in fiscal 2006 by $11.3 million of inventory write-downs associated with cost-reduction actions, including the transfer of European manufacturing operations to the United States and outsourcing of other manufacturing activity and $2.7 million of lower margins being recognized subsequent to our acquisition of Leitch due to a step up in inventory recorded as of the acquisition date. See the “Discussion of Business Segments” discussion below of this MD&A for further information.

Fiscal 2006 Compared With Fiscal 2005:  Our gross margin (revenue less cost of product sales and services) as a percentage of revenue was 31.3 percent in fiscal 2006 compared to 27.3 percent in fiscal 2005. Fiscal 2006 gross margin as a percent of revenue increased in our Broadcast Communications, Government Communications Systems and RF Communications segments and decreased in our Harris Stratex Networks segment. The fiscal 2006 gross margin was also positively impacted by a larger mix of sales coming from our higher-margin RF Communications segment’s products in fiscal 2006 compared to fiscal 2005. Gross margins decreased in our Harris Stratex Networks segment due to $35.0 million of inventory write-downs and other charges associated with product discontinuances and the shutdown of manufacturing activities in our Montreal, Canada plant. The gross margin increase in our Broadcast Communications segment included the impact of our Leitch and Encoda acquisitions, which had higher gross margins as a percentage of revenue than many of our other operations. The gross margin in our Broadcast Communications segment was adversely impacted by $11.3 million of inventory write-downs associated with previously announced cost-reduction actions, including the transfer of European manufacturing operations to the United States and outsourcing of other manufacturing activity and $2.7 million of lower margins being recognized subsequent to our acquisition of Leitch due to a step up in inventory recorded as of the acquisition date. See the “Discussion of Business Segments” discussion below of this MD&A for further information.

Engineering, Selling and Administrative Expenses

			2007/2006		2006/2005
			Percent		Percent
			Increase/		Increase/
	2007	2006	(Decrease)	2005	(Decrease)
	(In millions)

Engineering, selling and administrative expenses	$830.7	$682.3	21.7%	$497.8	37.1%
% of revenue	19.6%	19.6%		16.6%

Fiscal 2007 Compared With Fiscal 2006:  Our engineering, selling and administrative expenses increased from $682.3 million in fiscal 2006 to $830.7 million in fiscal 2007. As a percentage of revenue, these expenses remained consistent at 19.6 percent in fiscal 2007 and fiscal 2006. The increase in our engineering, selling and administrative expenses in whole dollars is primarily related to the following in fiscal 2007: increased research and development costs associated with our RF Communications segment’s Falcon® III radio development; our combination with Stratex including $37.3 million of transaction-related and integration costs; and $26.4 million of costs incurred related to the write-down of capitalized software and cost-reduction actions taken in our Broadcast Communications segment. See the “Discussion of Business Segments” discussion below of this MD&A for further information.

Overall company-sponsored research and product development costs, which are included in engineering, selling and administrative expenses, were $234.6 million in fiscal 2007, compared to $197.8 million in fiscal 2006. The increase was primarily due to increased spending on the development of our Falcon® III radio in our RF Communications segment and the full year impact of our acquisition of Leitch.

Fiscal 2006 Compared With Fiscal 2005:  Our engineering, selling and administrative expenses increased from $497.8 million in fiscal 2005 to $682.3 million in fiscal 2006. As a percentage of revenue, these expenses increased from 16.6 percent in fiscal 2005 to 19.6 percent in fiscal 2006. The increase in our engineering, selling, and administrative expenses in whole dollars, as well as a percentage of revenue, was primarily related to increased research and development costs associated with our RF Communications segment’s Falcon® III radio development, our acquisitions of Leitch and Encoda, $13.7 million of charges related to cost-reduction actions in our Broadcast Communications segment and a $5.4 million charge in headquarters expense related to our arbitration with Bourdex. The Leitch and Encoda businesses typically have higher engineering, selling and administrative expenses as a percentage of revenue than other Harris businesses. See the “Discussion of Business Segments” discussion below of this MD&A for further information.

Overall company-sponsored research and product development costs, which are included in engineering, selling and administrative expenses, were $197.8 million in fiscal 2006, compared to $146.2 million in fiscal 2005. The increase was primarily due to increased spending on the development of our Falcon® III radio in our RF Communications segment and the acquisitions of Leitch and Encoda.

Non-Operating Income (Loss)

			2007/2006		2006/2005
			Percent		Percent
			Increase/		Increase/
	2007	2006	(Decrease)	2005	(Decrease)
	(In millions)

Non-operating (loss)	$(16.2)	$(1.2)	1,250%	$(6.3)	(81.0)%

Fiscal 2007 Compared With Fiscal 2006:  Our non-operating loss was $16.2 million for fiscal 2007, compared to a non-operating loss of $1.2 million for fiscal 2006. The fiscal 2007 non-operating loss includes a $19.8 million write-down of our investment in Terion. See Note 20: Non-Operating Income (Loss) in the Notes for further information.

Fiscal 2006 Compared With Fiscal 2005:  Our non-operating loss was $1.2 million for fiscal 2006, compared to a non-operating loss of $6.3 million for fiscal 2005. The fiscal 2006 decrease in the loss was primarily due to a $3.7 million loss recognized on the sale of securities in fiscal 2005. See Note 20: Non-Operating Income (Loss) in the Notes for further information.

Interest Income and Interest Expense

			2007/2006		2006/2005
			Percent		Percent
			Increase/		Increase/
	2007	2006	(Decrease)	2005	(Decrease)
	(In millions)

Interest income	$13.5	$11.8	14.4%	$7.5	57.3%
Interest expense	(41.1)	(36.5)	12.6%	(24.0)	52.1%

Fiscal 2007 Compared With Fiscal 2006:  Our interest income increased from $11.8 million in fiscal 2006 to $13.5 million in fiscal 2007 due to a higher average balance of cash and cash equivalents and short-term investments. Our interest expense increased from $36.5 million in fiscal 2006 to $41.1 million in fiscal 2007 primarily due to the full-year impact of the $300 million in aggregate principal amount of 5% Notes due October 1, 2015 issued on September 20, 2005.

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

Income Taxes

			2007/2006		2006/2005
			Percent		Percent
			Increase/		Increase/
	2007	2006	(Decrease)	2005	(Decrease)
	(In millions)

Income before income taxes and minority interest	$660.8	$380.8	73.5%	$298.4	27.6%
Income taxes	190.9	142.9	33.6%	96.2	48.5%
% of before income taxes and minority interest	28.9%	37.5%		32.2%

Fiscal 2007 Compared With Fiscal 2006:  Our provision for income taxes as a percentage of income before income taxes and minority interest decreased from 37.5 percent in fiscal 2006 to 28.9 percent in fiscal 2007. The decrease in our effective tax rate in fiscal 2007 resulted from several items. During fiscal 2007, the United States Joint Committee on Taxation approved a favorable settlement between us and the Internal Revenue Service concerning the tax audit for fiscal years 2001, 2002 and 2003. The settlement, together with related matters, reduced tax expense in an aggregate amount of $12 million. The remaining decrease in the provision for income taxes was primarily due to the tax free nature of the combination with Stratex, which resulted in a $163.4 million pre-tax gain ($143.1 million after-tax), partially offset by transaction-related costs incurred in our Harris Stratex Networks segment and cost-reduction initiatives in our Broadcast Communications segment in foreign jurisdictions where we have significant net operating losses and where we were unable to recognize a tax benefit associated with these charges due to uncertainty about their realization. See Note 22: Income Taxes in the Notes for further information.

Fiscal 2006 Compared With Fiscal 2005:  Our provision for income taxes as a percentage of income before income taxes and minority interest increased from 32.2 percent in fiscal 2005 to 37.5 percent in fiscal 2006. The increase in the rate was primarily attributable to charges associated with inventory write-downs in our Harris Stratex Networks segment, cost-reduction actions in our Broadcast Communications segment and a charge from our arbitration with Bourdex being recorded in foreign jurisdictions, where realization of the associated tax benefits was considered uncertain because we had significant operating losses in those jurisdictions. The remaining increase in the rate was mainly driven by the increase in our earnings and the fixed nature of tax credits and other benefits we received in both years related to export sales and a $3.5 million reduction in taxes in fiscal 2005 from the resolution of certain tax issues, for which liabilities had previously been established.

Discussion of Business Segments

Government Communications Systems Segment

			2007/2006		2006/2005
			Percent		Percent
			Increase/		Increase/
	2007	2006	(Decrease)	2005	(Decrease)
	(In millions)

Revenue	$1,997.1	$1,812.5	10.2%	$1,805.2	0.4%
Segment operating income	225.6	216.5	4.2%	203.4	6.4%
% of revenue	11.3%	11.9%		11.3%

Fiscal 2007 Compared With Fiscal 2006:  Government Communications Systems segment revenue increased 10.2 percent and operating income increased 4.2 percent from fiscal 2006 to fiscal 2007. The increase in revenue primarily came from the FDCA program for the U.S. Census Bureau, the FTI program for the FAA, the Patriot technical services program for the NRO, several new programs from our national intelligence customers, the CDL Hawklink program for the U.S. Navy, the MIDS terminals program for the DoD, aircraft avionics for the F-22A aircraft and the acquisition of Multimax on June 15, 2007. Significant programs in fiscal 2007 included FTI, Patriot, FDCA, MCOM, F/A-18E/F, MTAIP, F-35 Joint Strike Fighter, OSSS, State 6 program for the U.S. Department of State Bureau of Consular Affairs and various classified programs.

Total funded and unfunded backlog was approximately $4.637 billion and $4.572 billion at June 29, 2007 and June 30, 2006, respectively. These amounts included both funded backlog (unfilled firm orders for which funding has been authorized) and unfunded backlog (primarily unfilled firm and expected follow-on orders that have not yet met our established funding criteria). Our established funding criteria require both authorization by the customer as well as our management’s determination that there is little or no risk to the authorized funding being rescinded. Funded backlog was approximately $372 million at June 29, 2007 compared to $400 million at June 30, 2006.

Government Communications Systems segment operating income increased during fiscal 2007 when compared to fiscal 2006, primarily due to favorable program mix offset by schedule and cost overruns on a satellite antenna program absorbed during fiscal 2007. Engineering, selling and administrative expenses in this segment decreased in fiscal 2007 when compared to fiscal 2006 primarily due to a gain recorded on the sale of our STAT network security product line.

During the fourth quarter of fiscal 2007, we completed our acquisition of Multimax, a leading provider of information technology and network services for the U.S. Government. With this acquisition, we have nearly doubled our IT services revenue, added a number of new customers across the DoD and civilian agencies, and gained positions on long-term government IT services contracts. For further information related to the acquisition of Multimax, including the allocation of the purchase price and pro forma results as if the acquisition of Multimax had taken place as of the beginning of the periods presented, see Note 3: Business Combinations in the Notes.

The following major contract awards and highlights occurred during fiscal 2007 in our Government Communications Systems segment:

•	$44 million, three-year contract from Mobile Satellite Ventures to provide commercial space antenna systems. This order was strategically important to us and is expected to assist us to further penetrate the commercial space market.
•	$42 million, follow-on contract on our State 6 program that provides information technology architecture technical services to the Department of State’s Bureau of Consular Affairs.
•	$36 million, four-year contract with the Government Printing Office to develop a digital information system that will allow the public to access Federal documents from all three branches of the Federal government and the Federal Depository Library Program.
•	$66 million, three-year contract for pre-production and testing of the Hawklink Common Data Link system for the Navy’s LAMPS helicopters. Potential value of the Hawklink production program could exceed $350 million by 2015.
•	$33.5 million, four-year contract from ViaSat, Inc. for additional hardware for integration into the MIDS terminals that provide U.S. military forces with secure, jam-resistant digital tactical communications. This follow-on award brings the overall potential value of this contract to $140 million.
•	$30 million, follow-on contract with the Air Force to provide fiber optic network components for the Air Force’s premier air superiority fighter.
•	Several classified programs.

During fiscal 2007 this segment derived 95 percent of its revenue from the U.S. Government including 15 percent from the FAA.

Fiscal 2006 Compared With Fiscal 2005:  Government Communications Systems segment revenue increased 0.4 percent and operating income increased 6.4 percent from fiscal 2005 to fiscal 2006. The increase in revenue primarily came from the FTI program for the FAA, the Patriot technical services program for the NRO, the RADIC program for the NSA and increased sales of commercial satellite antenna products, partially offset by spending constraints on our national intelligence customers. Also, fiscal 2005 benefited from $79 million in revenue from the Iraqi Media Network program, which was completed in the fourth quarter of fiscal 2005. Significant programs in fiscal 2006 included FTI, Patriot, MCOM, F-35 Joint Strike Fighter, OSSS, State 6 program for the U.S. Department of State’s Bureau of Consular Affairs to modernize its information technology architecture, the U.S. Air Force’s family of Beyond Line-of-Sight program, F/A-18E/F, MTAIP and various classified programs.

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

Government Communications Systems segment operating income improved during fiscal 2006 when compared to fiscal 2005, primarily due to strong program execution and a higher mix of fixed-price production programs and favorable program closeouts, which was partially offset by investments made for programs such as FTI and Patriot that were in their early phases. Engineering, selling and administrative expenses in this segment increased in fiscal 2006 when compared to fiscal 2005 due to increased investment in supply chain-related initiatives and the impact of expensing stock options under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“Statement 123R”).

The following major contract awards and highlights occurred during fiscal 2006 in our Government Communications Systems segment:

•	$600 million, five-year contract with the U.S. Census Bureau for its Field Data Collection Automation program. We will integrate multiple automated systems required to obtain data from field census-takers during the 2010 Census.
•	$27 million, three-year program to develop and integrate a communications system that will link the U.S. Navy’s Advanced Deployable System undersea surveillance sensors with host Littoral Combat Ships.
•	$10 million design contract on the U.S. Army WIN-T program for the low-rate initial production phase.
•	$10 million, two-year development contract from Lockheed Martin to provide the Joint Air to Surface Standoff Missile Extended Range weapon data link transceiver that allows weapons to be re-tasked while in flight.
•	$8 million initial design and development contract to provide ground terminals for NOAA’s Geostationary Operational Environmental Satellite R weather satellite program.
•	A contract with Space Systems/Loral to design and construct four unfurlable mesh reflectors for commercial satellites.
•	Several classified programs.

During fiscal 2006 this segment derived 95 percent of its revenue from the U.S. Government including 13 percent from the FAA.

RF Communications Segment

			2007/2006		2006/2005
			Percent		Percent
			Increase/		Increase/
	2007	2006	(Decrease)	2005	(Decrease)
	(In millions)

Revenue	$1,179.1	$808.6	45.8%	$537.1	50.5%
Segment operating income	403.2	278.9	44.6%	166.5	67.5%
% of revenue	34.2%	34.5%		31.0%

Fiscal 2007 Compared With Fiscal 2006:  RF Communications segment revenue increased 45.8 percent and operating income increased 44.6 percent from fiscal 2006 to fiscal 2007. Strong revenue growth continued in both U.S. and international markets fueled by on-going tactical radio modernization programs. Demand for our Falcon® II and Falcon® III tactical radios continued to be driven by their advanced features and strong performance in the field.

We have now delivered over 17,000 units of our next-generation Falcon® III multi-band handheld radio since its launch in fiscal 2006. The Falcon® III handheld radio is the first widely-fielded tactical radio to receive certification from the Joint Tactical Radio System Joint Program Executive Office (“JTRS JPEO”) and the NSA. Customers for the Falcon® III handheld and vehicular radio systems include the U.S. Army, U.S. Navy and U.S. Air Force, as well as other government agencies. The Falcon® III has been well received by the market and is providing true multi-mode operational capabilities, including ground-to-ground, ground-to-air and long-range tactical satellite communications. The Falcon® III multiband manpack radio, scheduled for release in September 2007, will be the first NSA-certified radio to provide wideband secure networking for data-intensive applications, such as video transmission in mobile battlefield conditions.

The fiscal 2007 operating income increase in our RF Communications segment was driven primarily by higher sales volume partially offset by a decline in gross margin as a percent of sales as a result of increased sales of our Falcon® III handheld radio units which have lower margins. As a percentage of sales, engineering, selling and administrative expense decreased from fiscal 2006 to 2007 in our RF Communications segment primarily due to the 45.8 percent increase in revenue. This segment continued, however, to invest in research and development costs associated with the development of our Falcon® III product family. To continue to meet strong demand across all product lines in this segment, in fiscal 2007 we significantly expanded our radio manufacturing capacity.

Orders for fiscal 2007 were $1.3 billion for this segment. Significant orders secured during fiscal 2007 included:

•	An IDIQ contract with a maximum value of $422 million from the U.S. Army for Falcon II HF manpack radios and related vehicular base station systems. We received an initial $104 million order under this contract.

•	An IDIQ contract by the JTRS JPEO to supply the DoD with next-generation Falcon III multiband handheld radios and vehicular systems. This contract has a one-year maximum value of $2.7 billion and a five-year maximum value of $7 billion. Under the contract, orders will be awarded based on competitive bidding between us and the incumbent supplier.
•	Significant orders to provide tactical radios to customers in Kenya, the United Kingdom, Algeria, Iraq, Canada, Romania, Poland, Spain, Saudi Arabia, Belgium, Bulgaria, Denmark, the Republic of Georgia, the Netherlands, Afghanistan, Singapore and Nigeria.

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

Orders for fiscal 2006 were above $1.0 billion for this segment. Significant orders secured during fiscal 2006 included:

•	A $169 million contract and a $38 million contract from the U.S. Army Communications and Electronics Command to deliver Falcon® III AN/VRC-110 vehicular radio systems.
•	Several contracts totaling over $250 million from the U.S. Marine Corps to deliver Falcon® II AN/PRC-117F(C) multiband tactical radios and AN/PRC-150(C) high frequency radios.
•	Several contracts totaling over $350 million from the U.S. Army to deliver Falcon® II AN/PRC-117F(C) multiband tactical radios and AN/PRC-150(C) high frequency radios.
•	Significant orders to provide tactical radios to customers in the United Kingdom, Algeria, Mexico, Chile, Iraq, Canada, NATO headquarters, Romania, Uganda, Poland, Spain, Pakistan, Saudi Arabia and Estonia.

Harris Stratex Networks Segment

			2007/2006		2006/2005
			Percent		Percent
			Increase/		Increase/
	2007	2006	(Decrease)	2005	(Decrease)
	(In millions)

Revenue	$508.0	$348.7	45.7%	$320.2	8.9%
Segment operating income (loss)	146.9	(19.6)	*	7.7	*
% of revenue	28.9%	(5.6)%		2.4%

*	Not meaningful

Fiscal 2007 Compared With Fiscal 2006:  Harris Stratex Networks segment revenue increased 45.7 percent from fiscal 2006 to fiscal 2007. Organic revenue growth (calculated on a pro forma basis as if the former Microwave Communications Division and Stratex had been combined since the beginning of fiscal 2006) in fiscal 2007 was 11 percent when compared to fiscal 2006. This segment had an operating income of $146.9 million in fiscal 2007 compared to an operating loss of $19.6 million in fiscal 2006.

On January 26, 2007 our Microwave Communications segment was combined with Stratex to create Harris Stratex Networks, with us owning 57 percent of the outstanding shares. Our fiscal 2007 financial results include five months of Harris Stratex Networks on a fully consolidated basis, with an elimination of the minority interest.

North America microwave revenue increased by $48 million or 28 percent from fiscal 2006 to fiscal 2007. Revenue for fiscal 2007 included $8 million of revenue related to the combination with Stratex. The remainder of the increase in North America microwave was primarily due to increased demand for our products driven by mobile operators that are upgrading and expanding networks for high bandwidth voice, data and video services and by private networks upgrading for increased reliability, survivability and interoperability. International microwave revenue increased by $109 million or 67 percent from fiscal 2006 to fiscal 2007. Revenue in fiscal 2007 included

$116 million of revenue related to the combination with Stratex. This increase in international microwave revenue from the combination with Stratex was partially offset by lower revenue due to the timing of project awards.

We recorded a $163.4 million pre-tax gain on the transaction which relates to the deemed sale for accounting purposes of 43 percent of the assets and liabilities of our former Microwave Communications business to the minority shareholders of Harris Stratex Networks. Additionally, we incurred $28.8 million of transaction-related costs such as the write-off of in-process research and development and the impact of a step up in inventory and fixed assets and $17.2 million of integration costs. For further information related to the combination with Stratex, including the allocation of the purchase price and pro forma results as if the combination with Stratex had taken place as of the beginning of the periods presented, see Note 3: Business Combinations and Note 4: Ownership in Harris Stratex Networks in the Notes.

These gains and charges were partially offset by income generated from the operations acquired from Stratex, and by the increased gross margin generated by the increased revenues from our North America microwave business.

Fiscal 2006 Compared With Fiscal 2005:  Harris Stratex Networks segment (formerly our Microwave Communications segment) revenue increased 8.9 percent from fiscal 2005 to fiscal 2006. This segment had an operating loss of $19.6 million in fiscal 2006 compared to operating income of $7.7 million in fiscal 2005. The success of this segment’s TRuepointtm radio products and a strengthening market for microwave radios primarily drove the increase in revenue. International order rates increased, particularly in Africa. In North America, microwave demand for both private networks and mobile service providers was driven by capacity expansion and by network upgrades to provide high-reliability, high-bandwidth applications.

The decrease in operating income was primarily due to $39.6 million of inventory write-downs and severance costs associated with product discontinuances and the shut-down of our manufacturing activities in Montreal, Canada. During the second quarter of fiscal 2006, the Harris Stratex Networks segment successfully released additional frequencies of the TRuepointtm product family, essentially completing all frequencies intended to be offered in the low- and mid-capacity microwave radio market segments. In light of these releases, and the market acceptance of previously released frequencies as demonstrated by TRuepointtm product sales, management announced during the second quarter of fiscal 2006 a manufacturer’s discontinuance (“MD”) of the MicroStar M/Htm, MicroStar Ltm and Galaxytm product families (the product families the TRuepointtm product line was developed to replace) and of the ClearBursttm product family, a product line that shares manufacturing facilities with the MicroStartm and the Galaxytm product lines in Montreal, Canada. In November 2005, letters were sent to MicroStartm, Galaxytm and ClearBursttm customers, informing them of the MD announcement.

We estimated expected demand for these products based on: responses to the letters noted above and a percentage of the installed base, using previous product MD history as a basis for this estimate. In addition, the customer service inventory of these discontinued products was reviewed and quantities required to support existing warranty obligations and contractual obligations were quantified. These analyses identified inventory held in multiple locations including Montreal, Canada; Redwood Shores, California; San Antonio, Texas; Paris, France; Mexico City, Mexico; Sao Paulo, Brazil; and Shenzhen, China. As a result of these analyses, $34.0 million of inventory was written down in the second quarter of fiscal 2006. Also, $5.6 million of severance and other costs were recorded in fiscal 2006 related to the shutdown of manufacturing activities in our Montreal, Canada plant and product discontinuances. The inventory reserved for in the second quarter of fiscal 2006 was subsequently disposed of or scrapped. No additional material costs or charges are expected to be incurred in connection with these product discontinuances.

The decrease in fiscal 2006 gross margins and operating income associated with the product discontinuances noted above were partially offset by improved gross margins in fiscal 2006 as a result of increased shipments of TRuepointtm, a family of lower-cost microwave radios, and a shift away from lower-margin international projects. Engineering, selling and administrative expenses increased in fiscal 2006 when compared to fiscal 2005 as a result of increased selling expenses and stock and cash based compensation plan expenses.

Orders in our Harris Stratex Networks segment increased 21 percent from $332 million in fiscal 2005 to $402 million in fiscal 2006. Significant orders received in this segment during fiscal 2006 included:

•	$58 million in orders from Vmobile Nigeria as part of a contract to provide radios for its transmission and transport network spanning more than 5,000 kilometers.
•	A $14 million order from the Commonwealth of Kentucky as part of a state-wide, three-year, potential $42 million program to transition the Kentucky Early Warning System from analog to digital technology using TRuepointtm radios.

•	Significant international orders received from customers in Nigeria, Canada, Mexico, Kenya, Ivory Coast, Romania, Brazil and Zambia.
•	Various other large orders from private network and major mobile telecommunications providers in North America.

Broadcast Communications Segment

			2007/2006		2006/2005
			Percent		Percent
			Increase/		Increase/
	2007	2006	(Decrease)	2005	(Decrease)
	(In millions)

Revenue	$599.5	$538.4	11.3%	$384.1	40.2%
Segment operating income	11.9	22.8	(47.8)%	18.1	26.0%
% of revenue	2.0%	4.2%		4.7%

Fiscal 2007 Compared With Fiscal 2006:  Broadcast Communications segment revenue increased 11.3 percent and operating income decreased 47.8 percent from fiscal 2006 to fiscal 2007. The increase in revenue was primarily attributable to the full year benefit of the acquisitions of Leitch and Aastra Digital Video made during fiscal 2006 and increased demand for our Video Infrastructure & Digital Media products. Investments in analog-to-digital and HD systems are enabling content providers and broadcasters to create, manage and deliver additional channels and video streams to consumers. HD Radio® Transmission systems revenue also increased as a result of further penetration of the new Harris Flexstartm exciter. Revenue was lower in fiscal 2007 compared to fiscal 2006 in U.S. DTV transmission and software solutions products. During the fourth quarter of fiscal 2007, we exited our radio resale distribution channel, which involved sales of non-Harris OEM radio products at low gross margins, sold primarily through a telemarketing group.

Operating income in fiscal 2007 was adversely impacted by an $18.9 million write-down of capitalized software and a $7.5 million charge related to cost-reduction actions. The write-down of capitalized software was a result of management’s decision to discontinue a software development effort. Income was also negatively impacted by the significant decline in U.S. DTV transmission and software solutions revenue, and by increased expenses associated with the investment and deployment of new software products including OSi Traffictm, H-Classtm Content Delivery, and Inveniotm Digital Asset Management.

Orders in our Broadcast Communications segment increased 30.3 percent from $511 million in fiscal 2006 to $666 million in fiscal 2007. Significant orders received by our Broadcast Communications segment during fiscal 2007 included:

•	Video Infrastructure & Digital Media orders from: NFL Productions; Turner Broadcasting Systems; Fox Sports; Madison Square Garden Network and Anteon Corporation. These orders provide media solutions across multiple workflow areas such as newsroom editing, video processing and channel release.
•	Transmission Systems orders from: Technical Innovation LLC; Telediffusion in Algeria; Oromiya Regional State in Ethiopia; and CBS Radio.
•	Software Solutions orders from: BSkyB; Nexstar Broadcasting Group; Viasat; XM Satellite Radio; Disney Channel and Time Warner Cable.

Fiscal 2006 Compared With Fiscal 2005:  Broadcast Communications segment revenue increased 40.2 percent and operating income increased 26.0 percent from fiscal 2005 to fiscal 2006. Leitch, which was acquired in October 2005, and Encoda, which was acquired in November 2004, were main contributors to the increase in segment revenue and operating income. The increase in revenue was also partly attributable to increased demand for DTV, NetVX networking, and HD Radio products.

Fiscal 2006 operating income for this segment was adversely impacted by a $25.0 million charge related to inventory write-downs, severance and other costs associated with cost-reduction actions. The cost-reduction actions were taken to address weakness in our international broadcast transmission markets and to further improve the segment’s profitability. These actions included closing our Huntingdon, United Kingdom facility; relocating manufacturing of European-standard transmission products to our Quincy, Illinois facility; reducing our infrastructure in Austria; outsourcing manufacturing of radio consoles and related products from our Mason, Ohio facility; and headcount reductions from further integration within our software systems business. Charges incurred in fiscal 2006 related to these actions included $9.7 million of severance and other employee-related exit costs and $2.3 million of facility-related exit costs. These actions resulted in a headcount reduction of 150. The cost-reduction actions helped to significantly improve operating margins for this segment in fiscal 2006.

Research and development costs in this segment were higher in fiscal 2006 compared to fiscal 2005 because we continued to invest in new product development such as our H-Classtm broadcast enterprise software systems solution, FlexStar® HD Radio transmission products, next-generation video distribution and media products and transmission equipment for use in mobile video broadcasting applications.

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

Operating income was negatively impacted during fiscal 2006 by $11.9 million of charges related to our acquisition of Leitch, including the write-off of in-process research and development, lower margins being recognized subsequent to our acquisition due to a step-up of inventory taken at the acquisition date and integration activities. For further information related to the acquisition of Leitch, including the allocation of the purchase price and pro forma results as if Leitch had been acquired as of the beginning of the periods presented, see Note 3: Business Combinations in the Notes.

Orders in our Broadcast Communications segment increased 66 percent from $308 million in fiscal 2005 to $511 million in fiscal 2006. This increase was primarily due to the acquisitions of Leitch and Encoda. Significant orders received by our Broadcast Communications segment during fiscal 2006 included:

•	TV transmission equipment orders from: Media General and Entravision in the U.S.; Swisscomm Broadcasting in Switzerland; StarTV in Indonesia; TV Azteca in Mexico; Bridge Networks in Australia; and Radiocommunicatii in Romania.
•	Radio transmission equipment orders from: Clear Channel Communications and other major broadcasters in the U.S., including a multi-year agreement with Cumulus Broadcasting to provide HD Radio transmission systems to over 250 Cumulus FM and AM stations; Iberica de Componentes in Spain; and Cimax in China.
•	Software systems orders from: Tribune Broadcasting, Media General and other global TV networks that were transitioning from legacy products to our new H-Classtm software platform in the U.S. as well as orders from SkyPerfect in Japan.
•	Networking orders from: the FAA through our FTI program, Sprint and the New York/New Jersey Port Authority in the U.S.; Radiocommunicatii in Romania; and Norkring in Norway.
•	Video distribution and digital media products acquired in the Leitch acquisition experienced double-digit order growth in fiscal 2006 compared to fiscal 2005. Demand was particularly strong for the X75tm processor, Platinumtm router and IconMastertm master control system.

Headquarters Expense and Corporate Eliminations

			2007/2006		2006/2005
			Percent		Percent
			Increase/		Increase/
	2007	2006	(Decrease)	2005	(Decrease)
	(In millions)

Headquarters expense	$69.6	$75.4	(7.7)%	$58.0	30.0%
Corporate eliminations	13.4	16.5	(18.8)%	16.5	0.0%

Fiscal 2007 Compared With Fiscal 2006:  Headquarters expense decreased 7.7 percent from $75.4 million in fiscal 2006 to $69.6 million in fiscal 2007. As a percentage of revenue, headquarters expense decreased from 2.2 percent in fiscal 2006 to 1.6 percent in fiscal 2007. The decrease in headquarters expense was primarily due to a $5.4 million charge recorded in fiscal 2006 associated with a decision we received in our arbitration with Bourdex. Corporate eliminations decreased from $16.5 million in fiscal 2006 to $13.4 million in fiscal 2007 primarily due to less intersegment activity on our FTI and Radiocommunicatii programs.

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

In-Process Research and Development
In connection with the combination with Stratex, we allocated $15.3 million of the purchase price to in-process research and development projects. These allocations represent the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of the combination, the development of these projects had not yet reached technological feasibility and the in-process research and development had no alternative future uses. Accordingly, these costs were expensed as a charge to earnings and are included in engineering, selling and administrative expenses. In making these purchase price allocations we relied on present value calculations of income, an analysis of project accomplishments and completion costs and an assessment of overall contribution and project risk.

The value assigned to the purchased in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products and discounting the net cash flows to their present value using a discount rate of 19 percent.

The Stratex projects were for the development of the next generation of the Eclipse product (“Next Generation Eclipse”). The Next Generation Eclipse product is expected to incorporate significant modifications to address carrier-grade Ethernet functionality. The functionality in the planned product is expected to represent the first significant jump related to capacity and capability associated with packet switching. As of the valuation date, this project was approximately 50 percent complete with initial product release expected in late calendar 2007 and had remaining costs until completion of approximately $3.4 million.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES

Cash Flows

	Fiscal Years Ended
	2007	2006	2005
	(In millions)

Net cash provided by operating activities	$438.6	$334.2	$338.8
Net cash used in investing activities	(382.9)	(768.6)	(316.7)
Net cash provided by (used in) financing activities	133.3	236.4	(76.9)
Effect of exchange rate changes on cash and cash equivalents	(2.0)	1.7	0.9

Net increase (decrease) in cash and cash equivalents	$187.0	$(196.3)	$(53.9)

Cash and cash equivalents:  Our cash and cash equivalents increased by $187.0 million to $368.3 million at the end of fiscal 2007, primarily due to $438.6 million of cash flow generated from operating activities; $400.0 million in commercial paper issued to fund the acquisition of Multimax and $117.7 million of net proceeds from the sale of short-term investments. These increases were partially offset by a net $371.5 million of cash paid for acquisitions and combinations; $129.1 million of software and property, plant and equipment additions; $246.9 million of common stock repurchases and $58.2 million of cash dividends. We own 57 percent of Harris Stratex Networks, which had a cash and cash equivalents balance of $69.2 million included in our consolidated cash balance of $368.3 million as of June 29, 2007. The $69.2 million balance is available for general corporate purposes only by Harris Stratex Networks.

Management currently believes that existing cash, funds generated from operations, our credit facilities and access to the public and private debt and equity markets will be sufficient to provide for our anticipated requirements for working capital, capital expenditures and stock repurchases under the current repurchase program for the next 12 months and the foreseeable future. We anticipate tax payments over the next three years to be less than our tax expense during the same period. We anticipate that our fiscal 2008 cash payments may include strategic acquisitions. Other than those noted in the “Contractual Obligations” discussion below in this MD&A and potential acquisitions, no other significant cash payments are anticipated in fiscal 2008 and thereafter.

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

Net cash provided by operating activities:  Our net cash provided by operating activities was $438.6 million in fiscal 2007 compared to $334.2 million in fiscal 2006. All four of our segments generated positive cash flows in fiscal 2007 with RF Communications and Government Communications Systems posting significant improvements when compared to fiscal 2006. Fiscal 2007 cash flow improvements resulted primarily from higher operating income in our RF Communications segment. Fiscal 2006 cash provided by operating activities benefited from income tax refunds. We expect cash flow provided by operating activities in fiscal 2008 to be between $550 million and $600 million.

Net cash used in investing activities:  Our net cash used in investing activities was $382.9 million in fiscal 2007 compared to $768.6 million in fiscal 2006. Net cash used in investing activities in fiscal 2007 was due to a net $371.5 million cash paid for business acquisitions and combinations, $88.8 million additions of property, plant and equipment and $40.3 million additions of capitalized software offset by $117.7 million in net proceeds from the sale of short-term investments. Net cash used in investing activities in fiscal 2006 was due to $509.6 million cash paid for business acquisitions, $112.6 million net purchases of short-term investments, $101.8 million additions of property, plant and equipment and $44.6 million additions of capitalized software.

The decrease in our additions of capitalized software and property, plant and equipment from $146.4 million in fiscal 2006 to $129.1 million in fiscal 2007 relates primarily to higher levels of software purchases in our Government Communications Systems segment in fiscal 2006 and fiscal 2006 expenditures to increase manufacturing capacity related to Falcon® II and Falcon® III radio production in our RF Communications segment. Our total additions of capitalized software and property, plant and equipment in fiscal 2008 are expected to be in the $140 million to $150 million range.

Net cash provided by financing activities:  Our net cash provided by financing activities in fiscal 2007 was $133.3 million compared to net cash provided by financing activities in fiscal 2006 of $236.4 million. The net cash provided by financing activities in fiscal 2007 was primarily from the issuance of $400.0 million in commercial paper issued in connection with the acquisition of Multimax. See Note 12: Short-Term Debt in the Notes for more information. The net cash provided by financing activities in fiscal 2007 also included proceeds from the exercise of employee stock options of $35.7 million. Fiscal 2007 cash provided by financing activities from the issuance of debt and proceeds from the exercise of employee stock options was partially offset by the payment of cash dividends totaling $58.2 million and the repurchase of common stock of $246.9 million. In fiscal 2007, we issued 1,673,501 shares of common stock to employees under the terms of our option and incentive plans.

The net cash provided by financing activities in fiscal 2006 was primarily from the issuance of $300 million in aggregate principal amount of 5% Notes due October 1, 2015. See Note 13: Long-Term Debt in the Notes for more information. The net cash provided by financing activities in fiscal 2006 also included proceeds from the exercise of employee stock options of $33.8 million. Fiscal 2006 cash provided by financing activities from the issuance of debt and proceeds from the exercise of employee stock options was partially offset by the payment of cash dividends totaling $42.7 million and the repurchase of common stock of $44.9 million. In fiscal 2006, we issued 1,697,526 shares of common stock to employees under the terms of our option and incentive plans.

Common Stock Repurchases
During fiscal 2007, we used $246.9 million to repurchase 4,959,499 shares of our common stock at an average price per share of $49.79 including commissions. During fiscal 2006, we used $44.9 million to repurchase 1,050,000 shares of our common stock at an average price per share of $42.71 including commissions. During fiscal 2007, our Board of Directors approved a new share repurchase program authorizing the repurchase of up to $600 million of our stock. While this program does not have a stated expiration date, we repurchased approximately $200 million of shares during the fourth quarter of fiscal 2007 and management expects to repurchase the remaining $400 million of shares over the following eight quarters. We expect this new program to result in repurchases in excess of offsetting the dilutive effect of shares issued under our share-based incentive plans. Share repurchases are expected to be funded with available cash. Repurchases under the program may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. This share repurchase program replaced the prior share repurchase authorization. Additional information regarding repurchases made during fiscal 2007 and our repurchase programs is set forth above under Part II, “Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Dividend Policy
On August 25, 2007, our Board of Directors authorized a quarterly common stock dividend of $0.15 per share, for an annualized rate of $0.60 per share, which was our sixth consecutive annual increase in our quarterly dividend rate. Our annual common stock dividend was $0.44, $0.32, and $0.24 per share in fiscal 2007, 2006 and 2005, respectively. Additional information concerning our dividends is set forth above under Part II, “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Capital Structure and Resources
On March 31, 2005, we entered into a five-year, senior unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of lenders. The Credit Agreement provides for the extension of credit to us in the form of revolving loans and letters of credit issuances at any time and from time to time during the term of the Credit Agreement, in an aggregate principal amount at any time outstanding not to exceed $500 million (we may request an increase, not to exceed an additional $250 million). The Credit Agreement may be used for working capital and other general corporate purposes and to support any commercial paper that we may issue. At our election, borrowings under the Credit Agreement will bear interest either at LIBOR plus an applicable margin or at the base rate. The base rate is a fluctuating rate equal to the higher of the Federal funds rate plus 0.50 percent or SunTrust Bank’s publicly announced prime lending rate. The Credit Agreement provides that the interest rate margin over LIBOR, initially set at 0.50 percent, will increase or decrease within certain limits based on changes in the ratings of our senior, unsecured long-term debt securities. We are also permitted to request borrowings with interest rates and terms that are to be set pursuant to competitive bid procedures or directly negotiated with a lender or lenders.

The Credit Agreement contains certain covenants, including covenants limiting: liens on our assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and the use of proceeds for hostile acquisitions. The Credit Agreement also prohibits our consolidated ratio of total indebtedness to total capital from being greater than 0.60 to 1.00 and prohibits our consolidated ratio of adjusted EBITDA to net interest expense from being less than 3.00 to 1.00 for any rolling four-quarter period. The Credit Agreement contains certain events of default, including: payment defaults; failure to perform or observe terms and covenants; material inaccuracy of representations or warranties; default under other indebtedness with a principal amount in excess of $50 million; the occurrence of one or more judgments or orders for the payment of money in excess of $50 million that remain unsatisfied; incurrence of certain ERISA liabilities in excess of $50 million; failure to pay debts as they come due, or our bankruptcy; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings, together with accrued interest and fees, to be immediately due and payable. All amounts borrowed or outstanding under the Credit Agreement are due and mature on March 31, 2010, unless the commitments are terminated earlier either at our request or if certain events of default occur. At June 29, 2007, we had $400.0 million of commercial paper outstanding, which is backed by the Credit Agreement. We expect to refinance the commercial paper with long-term debt during the first half of fiscal 2008.

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

In fiscal 2003, we issued $150 million in aggregate principal amount of 3.5% Convertible Debentures due 2022. These debentures were convertible into shares of our common stock at a conversion price of $22.625 during any calendar quarter if the closing price of our common stock, for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the prior calendar quarter, was more than $24.8875, and in certain other circumstances. On July 12, 2007, we initiated the steps necessary to redeem these debentures on August 20, 2007. However, prior to the date set for redemption, all of the debentures were converted by the holders into shares of our common stock at a conversion rate of 44.2404 shares of common stock for each $1,000 principal amount of debentures, with the exception of debentures in the principal amount of $3,000. This resulted in the issuance by us of 6,594,146 shares of common stock during the first quarter of fiscal 2008 in respect of the debentures converted. On August 20, 2007, we redeemed the remaining debentures in the principal amount of $3,000. Accordingly, no debentures remain outstanding as of August 20, 2007.

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

Prior to the combination with Stratex, Stratex was a party to a credit facility with Silicon Valley Bank, and following the combination, Stratex (now named “Harris Stratex Networks Operating Corporation” and a wholly-owned subsidiary of Harris Stratex Networks), remains a party to the credit facility with Silicon Valley Bank (the “Harris Stratex Networks Credit Facility”). Harris and its subsidiaries (other than Harris Stratex Networks Operating Corporation) are not parties to the Harris Stratex Networks Credit Facility and are not obligated under, or guarantors of, the Harris Stratex Networks Credit Facility. Indebtedness under the Harris Stratex Networks Credit Facility is reflected in the Consolidated Balance Sheet as a result of the consolidation in the consolidated financial statements of the financial results of Harris Stratex Networks. The Harris Stratex Networks Credit Facility allows for revolving credit borrowings of up to $50 million, with available credit defined as $50 million less the outstanding balance of the term loan portion and any usage under the revolving credit portion. As of June 29, 2007, the balance of the term loan portion of the Harris Stratex Networks Credit Facility was $19.5 million (of which $10.7 million is recorded in the current portion of long-term debt) and there was $6.3 million in outstanding standby letters of credit, which are defined as usage under the revolving credit portion of the Harris Stratex Networks Credit Facility. Term Loan A of the Harris Stratex Networks Credit Facility requires monthly principal payments by Harris Stratex Networks Operating Corporation of $0.5 million plus interest at a fixed rate of 6.38 percent through May 2008. Term Loan B of the Harris Stratex Networks Credit Facility requires monthly principal payments by Harris Stratex Networks Operating Corporation of $0.4 million plus interest at a fixed rate of 7.25 percent through March 2010. The Harris Stratex Networks Credit Facility agreement contains a minimum tangible net worth covenant and a liquidity ratio covenant. At June 29, 2007, Harris Stratex Networks Operating Corporation was in compliance with these financial covenants.

We have uncommitted short-term lines of credit aggregating $14.7 million from various international banks, $13.3 million of which was available on June 29, 2007. These lines provide for borrowings at various interest rates, typically may be terminated upon notice, may be used on such terms as mutually agreed to by the banks and us and are reviewed annually for renewal or modification. These lines do not require compensating balances. We have a short-term commercial paper program in place, which we may utilize to satisfy short-term cash requirements. There was $400 million outstanding under the commercial paper program at June 29, 2007.

Our debt is currently rated “BBB+” by Standard and Poor’s Rating Group and “Baa2” by Moody’s Investors Service. We expect to maintain operating ratios, fixed-charge coverage ratios and balance sheet ratios sufficient for retention of or improvement to these debt ratings. There are no assurances that our credit ratings will not be reduced in the future. If our credit rating is lowered below “investment grade,” then we may not be able to issue short-term commercial paper, but may instead need to borrow under our credit facilities or pursue other options. We do not currently foresee losing our investment-grade debt ratings, but no assurances can be given. If our debt ratings were downgraded, however, it could adversely impact, among other things, our future borrowing costs and access to capital markets.

Contractual Obligations
At June 29, 2007, we had contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases. Payments due under these long-term obligations are as follows:

		Obligations Due by Fiscal Year
			2009	2011
			and	and	After
	Total	2008	2010	2012	2012
	(In millions)

Long-term debt(1)	$718.7	$309.8	$8.9	$—	$400.0
Purchase obligations(2),(3)	544.6	501.5	42.5	0.6	—
Operating lease commitments	101.3	33.2	44.6	14.6	8.9
Interest on long-term debt(1)	261.0	29.1	44.4	44.0	143.5

Total contractual cash obligations	$1,625.6	$873.6	$140.4	$59.2	$552.4

(1)	The obligations for long-term debt and interest on long-term debt assumes that the debt holders will exercise put options for our 6.35% debentures in February 2008 and that our $150 million 3.5% Convertible Debentures would be converted into equity in August 2007. As noted above, during the first quarter of fiscal 2008, the holders of our 3.5% Convertible Debentures due 2022 converted such debentures into shares of our common stock.

(2)	Amounts do not include pension contributions and payments for various welfare and benefit plans as such amounts have not been determined beyond fiscal 2007.

(3)	The purchase obligations of $544.6 million include $400.2 million of purchase obligations related to our Government Communications Systems segment, which are fully funded under contracts with the U.S. Government and $135.0 million of these purchase obligations relate to cost-plus type contracts where our costs are fully reimbursable.

Off-Balance Sheet Arrangements
In accordance with the definition under SEC rules, any of the following qualify as off-balance sheet arrangements:

•	Any obligation under certain guarantee contracts;
•	A retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;
•	Any obligation, including a contingent obligation, under certain derivative instruments; and
•	Any obligation, including a contingent obligation, under a material variable interest held by the registrant in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

During the quarter ended September 29, 2006, our Broadcast Communications segment entered into an agreement to sell products and services to a customer in connection with the customer’s prime contract to provide 19 transmission stations to a state agency. Pursuant to the terms of the prime contract, the customer was required to post a $20 million bond in favor of the agency to secure the customer’s obligations under the prime contract. In order to facilitate the issuance of the bond, we entered into an agreement with the customer and the bond surety to provide additional indemnity to the surety in the event the surety incurs any loss by reason of executing such bond. Our indemnity obligations are supported by, among other things, $2 million in irrevocable standby letters of credit obtained by the customer in our favor; a guarantee from the customer, as primary guarantor, in our favor of up to approximately $11 million; personal guarantees from certain principals of the customer, as secondary guarantors, in our favor of up to approximately $11 million in the aggregate; an additional fee payable by the customer to us of up to $300,000; certain additional undertakings by the customer to us with respect to the amount of our products and services to be sold by us to the customer in connection with the customer’s prime contract with the agency; an agreement by the customer to use best efforts to include us in any resolution procedure should default be declared or a claim be made to the bond; and an agreement with the customer, to the extent the customer is able, recommending we “step into” the customer’s place in the event the customer is not able to perform under the prime contract with the agency. The bond may remain outstanding until February 2010. We believe that the technical, project and financial risks associated with our agreement to provide additional indemnity to the surety is remote and should not have a material effect on our financial position, results of operations or cash flows.

Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of June 29, 2007, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, cash flows or financial condition.

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

Due to our downsizing of certain operations pursuant to acquisitions, restructuring plans or otherwise, certain properties leased by us have been sublet to third parties. In the event any of these third parties vacate any of these premises, we would be legally obligated under master lease arrangements. We believe that the financial risk of default by such sublessees is individually and in the aggregate not material to our financial position, results of operations or cash flows.

Commercial Commitments
We have entered into commercial commitments in the normal course of business including surety bonds, standby letter of credit agreements and other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers or to obtain insurance policies with our insurance carriers. At June 29, 2007, we had commercial commitments on outstanding letters of credit, guarantees and other arrangements, as follows:

		Expiration of Commitments
		by Fiscal Year
					After
	Total	2008	2009	2010	2010
	(In millions)

Standby letters of credit used for:
Bids	$3.7	$3.6	$0.1	$—	$—
Down payments	21.2	21.2	—	—	—
Performance	40.6	28.2	6.7	3.8	1.9
Warranty	9.9	5.6	4.2	0.1	—

	75.4	58.6	11.0	3.9	1.9
Surety bonds used for:
Bids	1.3	1.3	—	—	—
Performance	59.4	45.3	14.1	—	—

	60.7	46.6	14.1	—	—
Guarantees (Debt and Performance)	20.5	0.4	—	—	20.1

Total commitments	$156.6	$105.6	$25.1	$3.9	$22.0

Financial Risk Management
In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.

Foreign Exchange and Currency:  We use foreign exchange contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers, and intercompany loans. We believe the use of foreign currency financial instruments should reduce the risks that arise from doing business in international markets. At June 29, 2007, we had open foreign exchange contracts with a notional amount of $107.2 million, of which $29.8 million were classified as cash flow hedges, $40.0 million were classified as fair value hedges and $37.4 million were not designated hedges under the provisions of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”). This compares to total foreign exchange contracts with a notional amount of $45.7 million at June 30, 2006, of which $15.7 million were classified as cash flow hedges and $30.0 million were classified as fair value hedges. At June 29, 2007, contract expiration dates ranged from less than one month to 18 months with a weighted average contract life of 2 months.

More specifically, the foreign exchange contracts classified as cash flow hedges are primarily being used to hedge currency exposures from cash flows anticipated in our Harris Stratex Networks segment related to customer orders denominated in non-functional currencies that are currently in backlog and in our RF Communications segment related to programs in the U.K. and Canada and payments to a vendor in the U.K. that is supporting one of our government contracts in our Government Communications Systems segment. As of June 29, 2007, we estimated that a pre-tax loss of $0.2 million would be reclassified into net income from comprehensive income within the next 18 months related to these cash flow hedges.

The net gain included in our net income in fiscal 2007, 2006 and 2005 representing the amount of fair value and cash flow hedges’ ineffectiveness was not material. Amounts recognized in our net income in fiscal 2007, 2006 and 2005 related to the component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness were also not material. In addition, no amounts were recognized in our net income in fiscal 2007, 2006 and 2005 related to hedged firm commitments that no longer qualify as fair value hedges. All of these derivatives were recorded at their fair value on our Consolidated Balance Sheet in accordance with Statement 133.

Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for our foreign currency derivatives held at June 29, 2007 would have an impact of approximately $5.2 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.

Interest Rates:  We utilize a balanced mix of debt maturities along with both fixed-rate and variable-rate debt and available lines of credit to manage our exposure to changes in interest rates. We do not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2008, although there can be no assurances that interest rates will not change significantly.

Impact of Foreign Exchange
Approximately 36 percent of our international business was transacted in local currency environments in fiscal 2007, compared to 44 percent in fiscal 2006. The impact of translating the assets and liabilities of these operations to U.S. dollars is included as a component of shareholders’ equity. At June 29, 2007, the cumulative translation adjustment increased shareholders’ equity by $24.3 million compared to an increase of $11.8 million at June 30, 2006. We utilize foreign currency hedging instruments to minimize the currency risk of international transactions. Gains and losses resulting from currency rate fluctuations did not have a material effect on our results in fiscal 2007, 2006 or 2005.

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

Revenue related to development and production contracts is recorded using the percentage-of-completion method generally measured by the costs incurred on each contract to-date against estimated total contract costs at completion (“cost-to-cost”) with consideration given for risk of performance and estimated profit. The percentage-of-completion method of revenue recognition is primarily used in our Government Communications Systems and RF Communications segments. Revenue is recorded on certain development and production contracts using the units-of-delivery method rather than the cost-to-cost method. Under the units-of-delivery method, sales and profits are recorded based on the ratio of actual units delivered to estimated total units to be delivered under the contract. Amounts representing contract change orders, claims or other items that may change the scope of a contract are included in revenue only when they can be reliably estimated and realization is probable. Incentives or penalties and award fees applicable to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions, which increase earnings based solely on a single significant event, generally are not recognized until the event occurs. Contracts generally are not segmented. If contracts are segmented, they meet the segmenting criteria stated in SOP 81-1.

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

As of June 29, 2007, the amount of unbilled costs and accrued earnings on fixed-price contracts classified as Inventory on our Consolidated Balance Sheet was $209.7 million compared to $137.3 million as of June 30, 2006. These amounts include gross costs and accrued income, which is netted against billings and progress payments. A significant change in an estimate on one or more programs could have a material effect on our statement of financial position and results of operations. For example, a one percent variance in our estimate of accrued income booked as of June 29, 2007 on all open fixed-price contracts would impact our pre-tax income and our revenue from product sales and services by $10.1 million.

Provisions for Excess and Obsolete Inventory Losses
We value our inventory at the lower of cost or market. We balance the need to maintain prudent inventory levels to ensure competitive delivery performance with the risk of excess or obsolete inventory due to changing technology and customer requirements. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand, anticipated end of product life and production requirements. The review of excess and obsolete inventory primarily relates to all of our business segments. Several factors may influence the sale and use of our inventories, including our decisions to exit a product line, technological change and new product development. These factors could result in a change in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if we determine that our inventory is overvalued, we would be required to recognize such costs in “Cost of product sales” in our Consolidated Statement of Income at the time of such determination. In the case of goods which have been written down below cost at the close of a fiscal year, such reduced amount is to be considered the cost for subsequent accounting purposes. We have not made any material changes in the reserve methodology used to establish our inventory loss reserves during the past three fiscal years.

As of June 29, 2007, our reserve for excess and obsolete inventory was $55.9 million, or 9.1 percent of our gross inventory balance, which compares to our reserve of $69.7 million, or 12.9 percent of our gross inventory balance as of June 30, 2006. We recorded $26.6 million, $81.3 million and $4.0 million in inventory write-downs that either reduced our reserve for excess and obsolete inventory or our pre-tax income during fiscal 2007, 2006 and 2005, respectively. In fiscal 2006, we had significant write-downs in inventory due to the discontinuance of legacy products in our Harris Stratex Networks segment and the relocation of European manufacturing activities in our Broadcast Communications segment. Although we make every reasonable effort to ensure the accuracy of our forecasts of future product demand, including the impact of planned future product launches, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Goodwill
Under the provision of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”), we are required to perform an annual (or, under certain circumstances, more frequent) impairment test of our goodwill. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as our business segments, with its total assets, including goodwill, adjusted for allocations of corporate assets as appropriate. If the fair value of a reporting unit exceeds its adjusted total assets, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the adjusted total assets of a reporting unit exceed its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. We have not made any material changes in the methodology used to determine the valuation of our goodwill or the assessment of whether or not goodwill is impaired during the past three fiscal years.

There are many assumptions and estimates underlying the determination of the fair value of a reporting unit. These assumptions include projected cash flows, discount rates, comparable market prices of similar businesses, recent acquisitions of similar businesses made in the marketplace and a review of the financial and market conditions of the underlying business. We completed impairment tests as of March 30, 2007, with no adjustment required to the carrying value of goodwill. Goodwill on our Consolidated Balance Sheet as of June 29, 2007 and June 30, 2006 was $1,525.2 million and $951.1 million, respectively. Although we make every reasonable effort to ensure the accuracy of our estimate of the fair value of our reporting units, future changes in the assumptions used to make these estimates could result in the recording of an impairment loss. A 10 percent decrease in our estimate of the fair value of any one of our four segments would not lead to further tests for impairment as described above.

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

Our Consolidated Balance Sheet as of June 29, 2007 includes a current deferred tax asset of $94.3 million and a non-current deferred tax liability of $61.8 million. This compares to a current deferred tax asset of $105.0 million and a non-current deferred tax liability of $28.6 million as of June 30, 2006. For all jurisdictions for which we have net deferred tax assets, we expect that our existing levels of pre-tax earnings are sufficient to generate the amount of future taxable income needed to realize these tax assets. Our valuation allowance related to deferred income taxes, which is reflected in our Consolidated Balance Sheet, was $167.9 million as of June 29, 2007 and $70.4 million as of June 30, 2006. The increase in valuation allowance from fiscal 2006 to fiscal 2007 is primarily due to acquired deferred tax assets, any realization of which will be reflected as a change in goodwill. Although we make every reasonable effort to ensure the accuracy of our deferred tax assets, if we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

Stock Options and Share-Based Compensation
Effective July 2, 2005, we adopted Statement 123R, which requires the measurement and recognition of compensation expense for all stock-based payments made to our employees, including employee stock option, performance share, performance unit, restricted stock and restricted unit awards based on estimated fair value. We previously applied the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and provided the required pro forma disclosures under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”).

We adopted Statement 123R using the modified prospective transition method beginning in fiscal 2006. Accordingly, during fiscal 2006 we recorded stock-based compensation expense for awards granted prior to, but not yet vested as of, the beginning of fiscal 2006 as if the fair value method required for pro forma disclosure under Statement 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. For stock-based awards granted after the beginning of fiscal 2006, we recognized compensation expense based on the estimated grant date fair value method required under Statement 123R. The compensation expense for these awards was recognized using a straight-line amortization method. Our net income for fiscal 2007 includes a stock-based compensation expense of $28.7 million compared to fiscal 2006 stock-based compensation expense of $18.6 million. As of June 29, 2007, the total unrecorded stock-based compensation balance for unvested shares, net of expected forfeitures, was $56.1 million, which is expected to be amortized over a weighted-average period of 1.8 years.

While fair value may be readily determinable for awards of stock, market quotes are not available for long-term, nontransferable stock options because these instruments are not traded. We currently use the Black-Scholes-Merton option-pricing model to estimate the fair value of stock options. Option valuation models require the input of highly subjective assumptions, including but not limited to stock price volatility and stock option exercise behavior. We expect to continue to use the Black-Scholes-Merton model for valuing our stock-based compensation expense. Our estimate of grant date fair value and stock-based compensation expense is affected by a number of complex and subjective valuation assumptions and the related tax effect. These valuation assumptions include, but are not limited to, the volatility of our stock price, expected life and stock option exercise behaviors. We have not made any material changes in the methodologies used to determine the assumptions we use to estimate the fair value of our stock options during the past three fiscal years.

A change in any of these assumptions could materially affect the estimated fair value of any given grant and cause our results to be materially different. For example, a one-year increase in the estimated term of our stock options granted during fiscal 2007 would have increased our compensation expense by $0.8 million in fiscal 2007 and a 400 basis-point increase in the assumed volatility rate of our stock options granted during fiscal 2007 would have increased our compensation expense by $0.5 million in fiscal 2007. See Note 14: Stock Options and Share-Based Compensation in the Notes for further information related to stock options and share-based compensation.

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

•	We participate in markets that are often subject to uncertain economic conditions, which makes it difficult to estimate growth in our markets and, as a result, future income and expenditures.
•	We depend on the U.S. Government for a significant portion of our revenue, and the loss of this relationship or a shift in U.S. Government funding priorities could have adverse consequences on our future business.
•	We depend significantly on our U.S. Government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited. The termination or failure to fund one or more of these contracts could have an adverse impact on our business.
•	We enter into fixed-price contracts that could subject us to losses in the event of cost overruns.
•	We derive a substantial portion of our revenue from international operations and are subject to the risks of doing business internationally, including fluctuations in currency exchange rates.
•	Our future success will depend on our ability to develop new products that achieve market acceptance.
•	We cannot predict the consequences of future geo-political events, but they may affect adversely the markets in which we operate, our ability to insure against risks, our operations or our profitability.
•	We have made, and may continue to make, strategic acquisitions that involve significant risks and uncertainties.
•	The inability of our subcontractors to perform, or our key suppliers to deliver our components or products, could cause our products to be produced in an untimely or unsatisfactory manner.
•	Third parties have claimed in the past and may claim in the future that we are infringing upon their intellectual property rights, and third parties may infringe upon our intellectual property rights.
•	The outcome of litigation or arbitration in which we are involved is unpredictable and an adverse decision in any such matter could have a material adverse affect on our financial position and results of operations.
•	We are subject to customer credit risk.
•	Developing new technologies entails significant risks and uncertainties.
•	Changes in our effective tax rate may have an adverse effect on our results of operations.
•	Our consolidated financial results may be impacted by Harris Stratex Networks’ financial results, which may vary significantly and be difficult to forecast.
•	We have significant operations in Florida that could be materially and adversely impacted in the event of a hurricane, and operations in California that could be materially and adversely impacted in the event of an earthquake.
•	Changes in future business conditions could cause business investments and/or recorded goodwill to become impaired, resulting in substantial losses and write-downs that would reduce our results of operations.
•	In order to be successful, we must attract and retain key employees, and failure to do so could seriously harm us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 29, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of June 29, 2007.

Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting the internal controls of Harris Stratex Networks, Inc. (“Harris Stratex Networks”), the Company’s majority-owned subsidiary which resulted from the combination of the Company’s former Microwave Communications Division with Stratex Networks, Inc. during fiscal 2007, and the internal controls of Multimax Incorporated (“Multimax”), which was acquired by the Company during the fourth quarter of fiscal 2007. Harris Stratex Networks and Multimax are included in the 2007 consolidated financial statements of the Company. Harris Stratex Networks constituted $941.8 million and $731.1 million of total assets and net assets, respectively, as of June 29, 2007. Harris Stratex Networks’ revenue was $508.0 million for the year ended June 29, 2007. Harris Stratex Networks’ total assets and net assets as of June 29, 2007 were 21 percent and 38 percent of the Company’s total assets and net assets, respectively. Harris Stratex Networks’ revenue for the year ended June 29, 2007 was 12 percent of the Company’s total revenue. Multimax constituted $459.5 million and $402.6 million of total assets and net assets, respectively, as of June 29, 2007. Multimax’s total assets and net assets as of June 29, 2007 were 10 percent and 21 percent of the Company’s total assets and net assets, respectively. Management will include the internal controls of each of Harris Stratex Networks and Multimax in its assessment of the effectiveness of the Company’s internal control over financial reporting for fiscal 2008.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on management’s assessment and the effectiveness of the Company’s internal control over financial reporting. This report appears on page 59.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Harris Corporation

We have audited the accompanying consolidated balance sheets of Harris Corporation and subsidiaries as of June 29, 2007 and June 30, 2006, and the related consolidated statements of income, cash flows, and comprehensive income and shareholders’ equity, for each of the three years in the period ended June 29, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harris Corporation and subsidiaries at June 29, 2007 and June 30, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 29, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Harris Corporation’s internal control over financial reporting as of June 29, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 24, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Certified Public Accountants

Jacksonville, Florida
August 24, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Harris Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Harris Corporation maintained effective internal control over financial reporting as of June 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Harris Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Harris Stratex Networks, Inc. (“Harris Stratex Networks”) or the internal controls of Multimax Incorporated (“Multimax”), which are included in the 2007 consolidated financial statements of Harris Corporation. Harris Stratex Networks constituted $941.8 million and $731.1 million of total assets and net assets, respectively, as of June 29, 2007 and $508.0 million of revenues for the year then ended. Multimax constituted $459.5 million and $402.6 million of total assets and net assets, respectively, as of June 29, 2007. Our audit of internal control over financial reporting of Harris Corporation also did not include an evaluation of the internal control over financial reporting of Harris Stratex Networks or an evaluation of the internal control over financial reporting of Multimax.

In our opinion, management’s assessment that Harris Corporation maintained effective internal control over financial reporting as of June 29, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Harris Corporation maintained, in all material respects, effective internal control over financial reporting as of June 29, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harris Corporation and subsidiaries as of June 29, 2007 and June 30, 2006, and the related consolidated statements of income, cash flows, and comprehensive income and shareholders’ equity, for each of the three years in the period ended June 29, 2007 and our report dated August 24, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Certified Public Accountants

Jacksonville, Florida
August 24, 2007

CONSOLIDATED STATEMENT OF INCOME

	Fiscal Years Ended
	2007	2006	2005
	(In millions, except per share amounts)

Revenue from product sales and services
Revenue from product sales	$3,302.7	$2,681.6	$2,366.3
Revenue from services	940.3	793.2	634.3

	4,243.0	3,474.8	3,000.6
Cost of product sales and services
Cost of product sales	(2,113.3)	(1,757.6)	(1,674.0)
Cost of services	(757.8)	(628.2)	(507.6)

	(2,871.1)	(2,385.8)	(2,181.6)
Engineering, selling and administrative expenses	(830.7)	(682.3)	(497.8)
Gain on combination with Stratex Networks, Inc.	163.4	—	—
Non-operating income (loss)	(16.2)	(1.2)	(6.3)
Interest income	13.5	11.8	7.5
Interest expense	(41.1)	(36.5)	(24.0)

Income before income taxes and minority interest	660.8	380.8	298.4
Income taxes	(190.9)	(142.9)	(96.2)
Minority interest in Harris Stratex Networks, Inc., net of tax	10.5	—	—

Net income	$480.4	$237.9	$202.2

Net income per common share
Basic	$3.63	$1.79	$1.52
Diluted	$3.43	$1.71	$1.46

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

	June 29,	June 30,
	2007	2006
	(In millions)

Assets
Current Assets
Cash and cash equivalents	$368.3	$181.3
Short-term investments	20.4	112.6
Marketable securities	40.5	10.5
Receivables	748.5	560.6
Inventories	556.8	468.9
Deferred income taxes	94.3	105.0

Total current assets	1,828.8	1,438.9
Other Assets
Property, plant and equipment	459.2	393.4
Goodwill	1,525.2	951.1
Identifiable intangible assets	417.9	193.4
Other assets	174.9	165.5

Total other assets	2,577.2	1,703.4

	$4,406.0	$3,142.3

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$410.0	$0.2
Accounts payable	350.0	235.6
Compensation and benefits	188.1	182.6
Other accrued items	187.5	130.7
Advance payments and unearned income	128.5	129.3
Income taxes payable	64.2	38.1
Current portion of long-term debt	309.8	1.4

Total current liabilities	1,638.1	717.9
Other Liabilities
Non-current deferred income taxes	61.8	28.6
Long-term debt	408.9	699.5
Other long-term liabilities	66.5	34.2

Total other liabilities	537.2	762.3
Minority interest in Harris Stratex Networks, Inc.	326.9	—
Shareholders’ Equity
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 250,000,000 shares authorized; issued and outstanding 129,577,704 shares at June 29, 2007 and 132,842,734 shares at June 30, 2006	129.6	132.8
Other capital	283.1	264.8
Retained earnings	1,472.5	1,252.8
Accumulated other comprehensive income	18.6	11.7

Total shareholders’ equity	1,903.8	1,662.1

	$4,406.0	$3,142.3

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Years Ended
	2007	2006	2005
	(In millions)

Operating Activities
Net income	$480.4	$237.9	$202.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	135.2	94.8	78.8
Purchased in-process research and development write-off	15.3	3.6	3.8
Non-current deferred income tax	(16.3)	(1.8)	16.5
Gain on combination with Stratex Networks, Inc.	(163.4)	—	—
Minority interest in Harris Stratex Networks, Inc., net of tax	(10.5)	—	—
Loss on the sale of securities available-for-sale	—	—	3.7
(Increase) decrease in:
Accounts and notes receivable	(91.9)	(34.9)	2.7
Inventories	(46.0)	(81.0)	(17.0)
Increase (decrease) in:
Accounts payable and accrued expenses	91.0	85.5	(3.5)
Advance payments and unearned income	(1.2)	(9.9)	(11.2)
Income taxes	12.5	47.1	28.1
Other	33.5	(7.1)	34.7

Net cash provided by operating activities	438.6	334.2	338.8

Investing Activities
Cash paid for acquired businesses	(404.6)	(509.6)	(427.3)
Cash received in the combination with Stratex Networks, Inc.	33.1	—	—
Additions of property, plant and equipment	(88.8)	(101.8)	(75.0)
Additions of capitalized software	(40.3)	(44.6)	(23.8)
Cash paid for short-term investments available-for-sale	(356.0)	(335.8)	(30.0)
Proceeds from the sale of short-term investments available-for-sale	473.7	223.2	226.0
Proceeds from the sale of securities available-for-sale	—	—	13.4

Net cash used in investing activities	(382.9)	(768.6)	(316.7)

Financing Activities
Proceeds from borrowings	442.0	345.3	126.5
Repayment of borrowings	(39.3)	(55.1)	(134.9)
Proceeds from exercise of employee stock options	35.7	33.8	19.8
Repurchases of common stock	(246.9)	(44.9)	(56.4)
Cash dividends	(58.2)	(42.7)	(31.9)

Net cash provided by (used in) financing activities	133.3	236.4	(76.9)

Effect of exchange rate changes on cash and cash equivalents	(2.0)	1.7	0.9

Net increase (decrease) in cash and cash equivalents	187.0	(196.3)	(53.9)
Cash and cash equivalents, beginning of year	181.3	377.6	431.5

Cash and cash equivalents, end of year	$368.3	$181.3	$377.6

Supplemental disclosures of cash flow information:
Non-cash investing activities:
Formation and combination of Harris Stratex Networks, Inc.:
Contribution of Harris Microwave Communications Division business assets and liabilities to the minority stockholders	$(117.9)	$—	$—

Receipt by the minority stockholder of Stratex Networks, Inc. assets and liabilities	$281.3	$—	$—

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME AND SHAREHOLDERS’ EQUITY

					Accumulated
					Other
	Common	Other	Retained	Unearned	Comprehensive
	Stock	Capital	Earnings	Comp.	Income (Loss)	Total
	(In millions, except share and per share amounts)

Balance at July 2, 2004	$132.7	$190.6	$967.6	$(3.3)	$(8.8)	$1,278.8
Net income	—	—	202.2	—	—	202.2
Foreign currency translation	—	—	—	—	2.8	2.8
Net unrealized gain on hedging derivatives, net of income taxes of $(0.8)	—	—	—	—	1.5	1.5
Net unrealized gain on securities, net of income taxes of $(0.7)	—	—	—	—	1.2	1.2

Comprehensive income						207.7
Shares issued under stock incentive plans (1,872,704 shares)	1.9	31.5	—	—	—	33.4
Shares granted under stock incentive plans (352,112 shares)	0.3	8.7	—	(9.0)	—	—
Share-based compensation expense	—	—	—	9.0	—	9.0
Termination and award of shares granted under stock incentive plans (99,352 shares)	(0.1)	(1.4)	—	—	—	(1.5)
Repurchases and retirement of common stock (1,874,000 shares)	(1.9)	(10.3)	(44.2)	—	—	(56.4)
Cash dividends ($0.24 per share)	—	—	(31.9)	—	—	(31.9)

Balance at July 1, 2005	132.9	219.1	1,093.7	(3.3)	(3.3)	1,439.1
Net income	—	—	237.9	—	—	237.9
Foreign currency translation	—	—	—	—	15.1	15.1
Net unrealized gain on hedging derivatives, net of income taxes of $(0.3)	—	—	—	—	0.4	0.4
Net unrealized loss on securities, net of income taxes of $0.3	—	—	—	—	(0.5)	(0.5)

Comprehensive income						252.9
Shares issued under stock incentive plans (1,583,188 shares)	1.6	36.2	—	—	—	37.8
Share-based compensation expense	—	18.6	—	—	—	18.6
Statement 123R transition impact on performance shares (765,222 shares)	(0.7)	(2.6)	—	3.3	—	—
Debt converted to shares of common stock (20,350 shares)	—	0.5	—	—	—	0.5
Award of shares granted under stock incentive plans (114,338 shares)	0.1	0.7	—	—	—	0.8
Repurchases and retirement of common stock (1,050,000 shares)	(1.1)	(7.7)	(36.1)	—	—	(44.9)
Cash dividends ($0.32 per share)	—	—	(42.7)	—	—	(42.7)

Balance at June 30, 2006	132.8	264.8	1,252.8	—	11.7	1,662.1
Net income	—	—	480.4	—	—	480.4
Foreign currency translation	—	—	—	—	12.5	12.5
Net unrealized gain on hedging derivatives, net of income taxes of $(0.0)	—	—	—	—	0.1	0.1
Net unrealized gain on securities, net of income taxes of $(9.9)	—	—	—	—	16.7	16.7

Comprehensive income						509.7
Adjustment for initial implementation of Statement 158, net of income taxes of $10.8	—	—	—	—	(22.4)	(22.4)
Shares issued under stock incentive plans (1,465,513 shares)	1.5	37.1	—	—	—	38.6
Share-based compensation expense	—	24.6	—	—	—	24.6
Debt converted to shares of common stock (20,968 shares)	—	0.5	—	—	—	0.5
Award of shares granted under stock incentive plans (207,988 shares)	0.2	(4.4)	—	—	—	(4.2)
Repurchases and retirement of common stock (4,959,499 shares)	(4.9)	(39.5)	(202.5)	—	—	(246.9)
Cash dividends ($0.44 per share)	—	—	(58.2)	—	—	(58.2)

Balance at June 29, 2007	$129.6	$283.1	$1,472.5	$—	$18.6	$1,903.8

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The consolidated financial statements include the accounts of Harris Corporation and its subsidiaries. As used in these Notes to Consolidated Financial Statements, the terms “Harris,” “we,” “our” and “us” refer to Harris Corporation and its consolidated subsidiaries. Significant intercompany transactions and accounts have been eliminated.

The accompanying consolidated financial statements include 100 percent of the assets and liabilities of our majority-owned subsidiary, Harris Stratex Networks, Inc. (“Harris Stratex Networks”), and the 43 percent ownership interest of the minority stockholders of Harris Stratex Networks is recorded in “Minority interest in Harris Stratex Networks, Inc.” in the Consolidated Balance Sheet. Significant intercompany transactions and accounts have been eliminated. References to Harris Stratex Networks include its consolidated subsidiaries.

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

Fiscal Year — Our fiscal year ends on the Friday nearest June 30. Fiscal years 2007, 2006 and 2005 all include 52 weeks.

Common Stock Split — On February 25, 2005, our Board of Directors approved a two-for-one stock split in the form of a 100 percent stock dividend to our stockholders of record on March 14, 2005. The distribution of shares was completed on March 30, 2005. The total number of authorized shares and associated par value were unchanged by this action. As required, we transferred on our books the par value of $1 per share for each share distributed on March 30, 2005 from other capital to common stock. All share and per-share amounts in the Consolidated Statement of Income, Consolidated Statement of Comprehensive Income and Shareholders’ Equity and these Notes to Consolidated Financial Statements reflect the stock split, applied retroactively, for all periods presented.

Cash and Cash Equivalents — Cash equivalents are temporary cash investments with a maturity of three or fewer months when purchased. These investments include accrued interest and are carried at the lower of cost or market.

Short-term Investments — We invest in high-quality securities to ensure that cash is readily available for use in our current operations. Investments with original maturities greater than three months are accounted for in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“Statement 115”), and are classified accordingly at the time of purchase. At June 29, 2007, our short-term investments available-for-sale consisted of $12.8 million of corporate notes, $4.8 million of government notes and $2.8 million of investment grade auction rate securities. With the exception of the auction rate securities and one corporate note with a market value of $0.6 million and a maturity of 13 months, all of the short-term investments available-for-sale have maturity dates of less than one year. At June 30, 2006, our short-term investments available-for-sale consisted of $112.6 million of investment grade auction rate securities.

Our investment grade auction rate securities include preferred stock with no maturity and investment grade auction rate municipal notes and bonds with maturities that could be up to 46 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 28 to 49 days, there is a new auction process at which the interest rates for these auction rate securities are reset to current interest rates. At the end of such period, we choose to roll-over our holdings or redeem the investments for cash. A “market maker” facilitates the redemption of the auction rate securities, and the underlying issuers are not required to redeem the investment within 90 days. All of these short-term investments are classified as available-for-sale and reported at fair value. Due to the frequent nature of the reset feature, the investment’s market price approximates its fair value; therefore, there are no significant realized or unrealized gains or losses associated with these investments.

Marketable Securities — Marketable securities available-for-sale are accounted for in accordance with Statement 115, and are classified accordingly at the time of purchase. We consider all our available-for-sale securities as available for use in our current operations. All of our marketable securities are classified as available-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for-sale and are stated at fair value, with unrealized gains and losses, net of tax, included as a separate component of shareholders’ equity. Realized gains and losses from marketable securities available-for-sale are determined using the specific identification method. In instances where a security is subject to transfer restrictions, the value of the security is based primarily on the quoted price of the same security without restriction but may be reduced by an amount estimated to reflect such restrictions. If an “other than temporary” impairment is determined to exist, the difference between the value of the investment security recorded on the financial statements and our current estimate of fair value is recognized as a charge to earnings in the period in which the impairment is determined.

The cost basis of marketable securities available-for-sale at June 29, 2007, consisting primarily of our investment in AuthenTec, Inc. (“AuthenTec”), was $13.4 million. The cost basis of marketable securities at June 30, 2006, consisting primarily of our investment in AuthenTec, was $10.5 million. Our investment in AuthenTec consisted of convertible preferred stock and warrants to purchase additional preferred stock. See the caption “Reclassifications” in this Note 1: Significant Accounting Policies for additional information.

Selected Investments — Selected investments are investments in securities that do not have readily determinable fair values. Selected investments are accounted for using the cost method of accounting and are evaluated for impairment if cost exceeds fair value. The determination of fair value requires management to obtain independent appraisals, or to estimate the value of the securities without an independent appraisal based upon available information such as projected cash flows, comparable market prices of similar companies, recent acquisitions of similar companies made in the marketplace and a review of the financial and market conditions of the underlying company. “Non-operating income (loss)” in our Consolidated Statement of Income included a write-down of $19.8 million related to our investment in Terion, Inc. (“Terion”) due to an other-than-temporary impairment in the first quarter of fiscal 2007, and a $1.8 million gain in the third quarter of fiscal 2007 resulting from proceeds received from Terion following Terion’s sale of substantially all of its assets on January 10, 2007. In fiscal 2006, “Non-operating income (loss)” in our Consolidated Statement of Income included a write-down of $4.0 million related to our investment in Terion due to an other-than-temporary impairment. The write-down was the result of less than expected operating results and downward revisions of forecasted future results. As a result of our receipt of proceeds from Terion following the sale as described above we have no selected investments at June 29, 2007. At June 30, 2006, we had a $23.0 million investment in Terion included in “Other assets” in our Consolidated Balance Sheet.

Fair Value of Financial Instruments — The carrying amounts reflected in our Consolidated Balance Sheet for cash and cash equivalents, short-term investments available-for-sale, marketable securities available-for-sale, cost method investments, non-current receivables, notes receivable and short-term and long-term debt approximate their fair values, except for our 3.5% Convertible Debentures due 2022, which as of June 29, 2007 have a fair value of $359.7 million compared to a carrying value of $149.1 million. Fair values are based primarily on quoted market prices for those or similar instruments or independent appraisals. A discussion of fair values for our derivative financial instruments is included under the caption “Financial Instruments and Risk Management” in this Note 1: Significant Accounting Policies.

Accounts Receivable — We record receivables at net realizable value. This value includes an allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances and charged to the provision for doubtful accounts. We calculate this allowance based on our history of write-offs, level of past due accounts and economic status of the customers. See Note 5: Receivables for additional information regarding accounts receivable.

Inventories — Inventories are valued at the lower of cost (determined by average and first-in, first-out methods) or market. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. See Note 6: Inventories for additional information regarding inventories.

Property, Plant and Equipment — Property, plant and equipment are carried on the basis of cost. Depreciation of buildings, machinery and equipment is computed by the straight-line and accelerated methods. The estimated useful lives of buildings generally range between 3 and 45 years. The estimated useful lives of machinery and equipment generally range between 2 and 10 years. Software capitalized for internal use is accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Amortization of internal use software begins when the software is put into service and is based on the expected useful life of the software. The useful life over which we amortize internal-use software ranges from two years to five years. See Note 7:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment for additional information regarding property, plant and equipment. Also, see the caption “Reclassifications” in this Note 1: Significant Accounting Policies for additional information.

Goodwill — Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”), indefinite-life identifiable intangible assets and goodwill are not amortized. Under the provisions of Statement 142, we are required to perform an annual (or under certain circumstances more frequent) impairment test of our goodwill. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit, which we define as our business segments, with its total assets, including goodwill, adjusted for allocations of corporate assets as appropriate. If the fair value of a reporting unit exceeds its adjusted total assets, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the adjusted total assets of a reporting unit exceed its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. See Note 8: Goodwill for additional information regarding goodwill.

Impairment of Long-Lived Assets and Identifiable Intangible Assets — We assess the recoverability of the carrying value of our long-lived assets and identifiable intangible assets with finite useful lives whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. We evaluate the recoverability of such assets based upon the expectations of undiscounted cash flows from such assets. If the sum of the expected future undiscounted cash flows were less than the carrying amount of the asset, a loss would be recognized for the difference between the fair value and the carrying amount. Identifiable intangible assets are amortized on a straight-line basis over their useful lives. See Note 7: Property, Plant and Equipment and Note 9: Identifiable Intangible Assets for additional information regarding long-lived assets and identifiable intangible assets.

Capitalized Software to Be Sold, Leased or Otherwise Marketed  — Capitalized software to be sold, leased or otherwise marketed is accounted for in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“Statement 86”). Costs incurred to acquire or create a computer software product are expensed when incurred as research and development until technological feasibility has been established for the product, at which point such costs are capitalized. Technological feasibility is normally established upon completion of a detailed program design. Capitalization of computer software costs ceases when the product is available for general release to customers. Costs of reproduction, documentation, training materials, physical packaging, maintenance and customer support are charged to cost of products sold when related revenue is recognized. Capitalized software is evaluated for impairment periodically by comparing the unamortized capitalized costs of a computer software product to the net realizable value of that product. In the third quarter of fiscal 2007, we recorded an $18.9 million write-down of capitalized software in our Broadcast Communications segment. The write-down was a result of management’s decision to discontinue an automation software development effort. This write-down is included in the “Engineering, selling and administrative expenses” line item of the Consolidated Statement of Income.

Capitalized software accounted for under Statement 86 had a net carrying value of $41.0 million at June 29, 2007 and $41.7 million at June 30, 2006. Total amortization expense related to these capitalized software amounts for fiscal 2007, 2006 and 2005 was $4.1 million, $2.2 million and $1.9 million, respectively. The annual amortization of capitalized software costs is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Based on this policy, the useful lives over which we amortize costs of computer software to be sold, leased or otherwise marketed range from three years to seven years. Amortization commences when the product is available for general release to customers. The capitalized costs, net of accumulated amortization, are reflected in the “Other assets” line item of the Consolidated Balance Sheet. The amortization of capitalized software is included in the “Cost of product sales and services” line item of the Consolidated Statement of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Assets and Liabilities — No current assets other than those already disclosed on the Consolidated Balance Sheet exceeded 5 percent of our total current assets as of June 29, 2007 or as of June 30, 2006. No assets within the caption “Other assets” on our Consolidated Balance Sheet exceeded 5 percent of total assets as of June 29, 2007 or as of June 30, 2006. No accrued liabilities or expenses within the caption “Other accrued items” or “Other long-term liabilities” on our Consolidated Balance Sheet exceeded 5 percent of our total current liabilities or total liabilities, respectively, as of June 29, 2007 or as of June 30, 2006.

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

Warranties — On development and production contract sales in our Government Communications Systems and RF Communications segments, the value or price of our warranty is generally included in the contract and funded by the customer. A provision for warranties is built into the estimated program costs when determining the profit rate to accrue when applying the cost-to-cost percentage of completion revenue recognition method. Warranty costs, as incurred, are charged to the specific program’s cost and both revenue and cost are recognized at that time. Factors that affect the estimated program cost for warranty include terms of the contract, number of installed units, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim.

On product sales in our RF Communications, Harris Stratex Networks and Broadcast Communications segments, we provide for future warranty costs upon product delivery. The specific terms and conditions of those warranties vary depending upon the product sold and country in which we do business. In the case of products sold by us, our warranties generally start from the delivery date and continue as follows:

Segment	Warranty Periods

RF Communications	One to twelve years
Harris Stratex Networks	Two to three years
Broadcast Communications	One to five years

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

Automation software products sold by our Broadcast Communications segment and network management software products sold by our Harris Stratex Networks segment generally carry a 30- to 90-day warranty from the date of customer acceptance. Our liability under these warranties is either to provide a corrected copy of any portion of the software found not to be in substantial compliance with the agreed upon specifications, or to provide a full refund.

Software license agreements and sales contracts for other products in our Broadcast Communications and Harris Stratex Networks segments generally include provisions for indemnifying customers against certain specified liabilities should those segments’ products infringe a third party’s intellectual property rights. Certain of our Broadcast Communications transmission systems customers have notified us of potential claims against us based on these standard indemnification provisions included in sales contracts between us and these customers. These indemnification claims arise from litigation brought by a third party patent licensing company asserting alleged technology rights against these customers. We are cooperating with these customers in efforts to mitigate their litigation exposure. To date, we have not incurred any material costs as a result of such indemnification and have not accrued any liabilities related to such obligations in our consolidated financial statements. See Note 10: Accrued Warranties for additional information regarding warranties.

Foreign Currency Translation — The functional currency for most international subsidiaries is the local currency. Assets and liabilities are translated at current rates of exchange and income and expense items are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

translated at the weighted average exchange rate for the year. The resulting translation adjustments are recorded as a separate component of shareholders’ equity.

Stock Options and Share-Based Compensation — Prior to the July 2, 2005 start of our fiscal year 2006, we accounted for the share-based compensation granted under our stock incentive plans under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In accordance with APB 25, we used the intrinsic-value method of accounting for stock option awards to employees and, accordingly, did not recognize compensation expense for our stock option awards to employees in our Consolidated Statement of Income, as all option exercise prices were 100 percent of fair market value on the date the options were granted. Effective at the beginning of fiscal year 2006, we implemented Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“Statement 123R”) for all share-based compensation that was not vested as of the end of fiscal year 2005. In accordance with Statement 123R, we measure compensation cost for all share-based payments (including employee stock options) at fair value and recognize cost over the vesting period. It is our policy to issue shares when options are exercised. We also repurchase shares of our common stock to offset the dilutive effect of shares issued under our stock incentive plans. See Note 14: Stock Options and Share-Based Compensation for additional information regarding share-based compensation including the impact of implementing Statement 123R on our results of operations and cash flows.

Revenue Recognition — Our segments have the following revenue recognition policies:

Government Communications Systems segment:  Revenue in our Government Communications Systems segment primarily relates to development and production contracts. Revenue and anticipated profits under development and production contracts are recorded on a percentage-of-completion basis, generally using the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. The Government Communications Systems segment sometimes uses the units-of-delivery method of accounting rather than the cost-to-cost method of accounting for production contracts that call for the delivery of larger quantities of products. Under the units-of-delivery method, sales and profits are recorded based on the ratio of actual units delivered to estimated total units to be delivered under the contract. Recognition of profit on development and production fixed-price contracts requires estimates of: the total contract value; the total cost at completion; and the measurement of progress towards completion. Revenue and profits on cost-reimbursable contracts are recognized as allowable costs are incurred on the contract, and become billable to the customer, in an amount equal to the allowable costs plus the profit on those costs.

Contracts are combined when specific aggregation criteria stated in AICPA’s Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”) are met. Criteria generally include closely interrelated activities performed for a single customer within the same economic environment. Contracts generally are not segmented. If contracts are segmented, they meet the segmenting criteria stated in SOP 81-1. Amounts representing contract change orders, claims or other items are included in sales only when they can be reliably estimated and realization is probable. Incentives or penalties and awards applicable to performance on contracts are considered in estimating sales and profit rates and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions, which increase earnings based solely on a single significant event, are generally not recognized until the event occurs. When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period. Anticipated losses on contracts or programs in progress are charged to earnings when identified.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RF Communications segment:  Revenue in our RF Communications segment primarily relates to product and services sales. Revenue recognition from development and production contracts and product and services sales follows the same policies as stated under our Government Communications Systems segment’s revenue recognition policy above.

Harris Stratex Networks segment:  Revenue in our Harris Stratex Networks segment primarily relates to product and services sales. Revenue recognition from development and production contracts and product and services sales follows the same policies as stated under our Government Communications Systems segment’s revenue recognition policy above.

Broadcast Communications segment:  Revenue in our Broadcast Communications segment primarily relates to product and services sales and software licenses. Revenue recognition from development and production contracts and product and services sales follows the same policies as stated under our Government Communications Systems segment’s revenue recognition policy above. This segment derives a portion of its revenue from the licensing of software with multi-year maintenance arrangements. The amount of revenue allocated to undelivered elements under these bundled software licenses is based on the vendor-specific objective evidence of fair value for those elements using the residual method. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is recorded as unearned, and the difference between the total arrangement fee and the amount recorded as unearned for the undelivered elements is recognized as revenue related to delivered elements. Unearned revenue due to undelivered elements is recognized ratably on a straight-line basis over the maintenance agreement.

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

Retirement Benefits — As of June 29, 2007, we provide retirement benefits to substantially all U.S.-based employees primarily through a defined contribution retirement plan having profit sharing, matching and savings elements. Contributions by us to the retirement plan are based on profits and employees’ savings with no other funding requirements. We may make additional contributions to the plan at our discretion. Retirement benefits also include an unfunded limited healthcare plan for U.S.-based retirees and employees on long-term disability. We accrue the estimated cost of these medical benefits, which are not material, during an employee’s active service life.

Retirement plan expense amounted to $86.0 million in fiscal 2007, $103.9 million in fiscal 2006 and $87.0 million in fiscal 2005.

Minority Interest — Minority interest represents the minority stockholders’ proportionate share of equity and net income or net loss of Harris Stratex Networks. As of June 29, 2007, the minority stockholders’ proportionate share of the equity in Harris Stratex Networks of $326.9 million is reflected as “Minority interest in Harris Stratex Networks, Inc.” in the Consolidated Balance Sheet. The minority stockholders’ proportionate share of net loss for fiscal 2007 was $10.5 million.

Environmental Expenditures — We capitalize environmental expenditures that increase the life or efficiency of property or that reduce or prevent environmental contamination. We accrue environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable.

We are named as a potentially responsible party at 16 sites where future liabilities could exist. These sites include two sites owned by us, 6 sites associated with our former graphics or semiconductor locations and 8 treatment or disposal sites not owned by us that contain hazardous substances allegedly attributable to us from past operations. Based on an assessment of relevant factors, we have estimated that our discounted liability under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and other environmental statutes and regulations for identified sites, using an 8.25 percent discount rate, is approximately $5.1 million. This liability is accrued in the June 29, 2007 Consolidated Balance Sheet. The expected aggregate undiscounted amount that will be incurred over the next 15 to 20 years (depending on the number of years for each site) is approximately $7.9 million. The expected payments for the next five years are: fiscal 2008 — $0.8 million; fiscal 2009 — $1.2 million; fiscal 2010 — $0.9 million; fiscal 2011 — $0.9 million; fiscal 2012 — $0.7 million; and the aggregate amount thereafter is approximately $3.4 million. The relevant factors we considered in estimating our potential liabilities under the Superfund Act and other environmental statutes and regulations

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

include cost-sharing agreements with other parties and the potential indemnification from successor and predecessor owners of these sites. We do not believe that uncertainties with respect to these relevant factors would materially affect our potential liability under the Superfund Act and other environmental statutes and regulations.

Financial Guarantees and Commercial Commitments — Guarantees are contingent commitments issued to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper issuances, bond financings and similar transactions. The terms of the guarantees are equal to the remaining term of the related debt, which are limited to one year or less. The maximum potential amount of future payments we could be required to make under debt guarantees at June 29, 2007 is $0.5 million.

During the quarter ended September 29, 2006, our Broadcast Communications segment entered into an agreement to sell products and services to a customer in connection with the customer’s prime contract to provide 19 transmission stations to a state agency. Pursuant to the terms of the prime contract, the customer was required to post a $20 million bond in favor of the agency to secure the customer’s obligations under the prime contract. In order to facilitate the issuance of the bond, we entered into an agreement with the customer and the bond surety to provide additional indemnity to the surety in the event the surety incurs any loss by reason of executing such bond. Our indemnity obligations are supported by, among other things, $2 million in irrevocable standby letters of credit obtained by the customer in our favor; a guarantee from the customer, as primary guarantor, in our favor of up to approximately $11 million; personal guarantees from certain principals of the customer, as secondary guarantors, in our favor of up to approximately $11 million in the aggregate; an additional fee payable by the customer to us of up to $300,000; certain additional undertakings by the customer to us with respect to the amount of our products and services to be sold by us to the customer in connection with the customer’s prime contract with the agency; an agreement by the customer to use best efforts to include us in any resolution procedure should default be declared or a claim be made to the bond; and an agreement with the customer, to the extent the customer is able, recommending we “step into” the customer’s place in the event the customer is not able to perform under the prime contract with the agency. The bond may remain outstanding until February 2010. We believe that the technical, project and financial risks associated with our agreement to provide additional indemnity to the surety is remote and should not have a material effect on our financial position, results of operations or cash flows.

At June 29, 2007, there are no guarantees accrued for in our Consolidated Balance Sheet. We also hold insurance policies with third parties to mitigate the risk of loss on a portion of guarantees. We have entered into commercial commitments in the normal course of business including surety bonds, standby letter of credit agreements and other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers and to obtain insurance policies with our insurance carriers. At June 29, 2007, we had total commercial commitments, including debt and performance guarantees of $156.6 million.

Financial Instruments and Risk Management — Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”) requires us to recognize all derivatives on the Consolidated Balance Sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net Income Per Share — Net income per share is based upon the weighted average number of common shares outstanding during each year. See Note 15: Net Income Per Diluted Share for additional information regarding net income per share.

Reclassifications — Certain prior-year amounts have been reclassified on the consolidated financial statements to conform with current-year classifications. These reclassifications include:

•	Reclassifying $28.1 million software capitalized under the provisions of SOP 98-1 from the caption “Other assets” to the caption “Property, plant and equipment” in our Consolidated Balance Sheet as of June 30, 2006.
•	Reclassifying $10.5 million investment in AuthenTec from the caption “Other assets” to the caption “Marketable securities” in our Consolidated Balance Sheet as of June 30, 2006.
•	Reclassifying $34.2 million of long-term liabilities to the caption “Other long-term liabilities” in our Consolidated Balance Sheet as of June 30, 2006 made up of $15.8 million from the caption “Compensation and benefits,” $17.8 million from the caption “Other accrued items” and $0.6 million from the caption “Advance payments and unearned income.”
•	Reclassifying $13.1 million and $4.8 million amortization of developed technology from “Engineering, selling and administrative expenses” to “Cost of product sales and services” in our Consolidated Statement of Income for fiscal years 2006 and 2005, respectively.

NOTE 2:	ACCOUNTING CHANGES OR RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross versus Net Presentation)” (“Issue 06-3”). The EITF reached a conclusion that the presentation of taxes such as sales, use, value added and excise taxes on either a gross (included in revenues and costs) or a net (excluded from revenues and costs) basis is an accounting policy decision that should be disclosed by a company. In addition, a company should disclose the amounts of those taxes such as sales, use, value added and excise taxes that are reported on a gross basis in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of Issue 06-3 are effective for interim and annual reporting periods that began after December 15, 2006. We have disclosed that we record taxes collected from customers and remitted to governmental authorities on a net basis. Our adoption and implementation of the provisions of Issue 06-3 did not have a material impact on our financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”), which sets out a consistent framework for preparers to use to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” uses a two-step approach wherein a tax benefit is recognized if a position is more likely than not to be sustained. The amount of the benefit to be recognized is the largest amount that has a greater than 50 percent likelihood of being ultimately sustained. FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves. We are required to adopt FIN 48 as of June 30, 2007 (the beginning of our fiscal 2008). We expect that the effect of adopting FIN 48 will result in an immaterial adjustment to fiscal 2008 opening retained earnings and an immaterial impact on our financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Statement 157 applies under other accounting pronouncements that require fair value measurement in which the FASB concluded that fair value was the relevant measurement, but does not require any new fair value measurements. Statement 157 will be effective for us beginning in fiscal 2009. We are currently evaluating the impact Statement 157 will have on our financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“Statement 158”), which amends FASB Statements No. 87, “Employers’ Accounting for Pensions;” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits;” No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions;” and No. 132(R), “Employers’ Disclosures about Pension and Other Postretirement Benefits.” Statement 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through the comprehensive income of a business entity. Statement 158 also requires an employer to measure the funded status of a plan as of the date of the employer’s year-end balance sheet, with limited exceptions. The portion of Statement 158 that requires the recognition of overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability was effective for us as of June 29, 2007. The incremental effects of adopting Statement 158 on our Consolidated Balance Sheet at June 29, 2007 were not material and included a $22.4 million decrease in “Accumulated other comprehensive income.” The adoption of Statement 158 had no impact on the Consolidated Statement of Income. The portion of Statement 158 that requires measurement of the funded status of pension and postretirement plans as of the date of a company’s fiscal year end will be effective for us as of July 3, 2009. Certain of our plans currently have measurement dates that do not coincide with our fiscal year end and thus we will be required to change their measurement dates in fiscal 2009.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 expresses the SEC’s views regarding the process of quantifying misstatements in financial statements. The view of the SEC is that the effects of prior year errors in the balance sheet must be taken into account for the current year income statement financial reporting. We implemented the provisions of SAB 108 during the first quarter of fiscal 2007 and it did not have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement 159”). Statement 159 allows companies to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, all unrealized gains or losses in fair value for that instrument shall be reported in earnings at each subsequent reporting date. Statement 159 is effective for fiscal years that begin after November 15, 2007, which for us will be our fiscal 2009. We are currently evaluating the impact Statement 159 may have on our financial position, results of operations and cash flows.

NOTE 3:	BUSINESS COMBINATIONS

During fiscal 2007 we made the following business combinations:

•	We combined our former Microwave Communications Division with Stratex, a publicly-traded provider of high-speed wireless transmission systems, to form a new company named Harris Stratex Networks, Inc. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

combination creates a global communications solutions company offering end-to-end wireless transmission solutions for mobile and fixed-wireless service providers and private networks. Each share of Stratex common stock was converted into one-fourth of a share of Harris Stratex Networks Class A common stock. As a result of the transaction, 24,782,153 shares of Harris Stratex Networks Class A common stock were issued to the former holders of Stratex common stock and Stratex became a wholly-owned subsidiary of Harris Stratex Networks. We contributed the assets of our Microwave Communications Division, including $32.1 million in cash, and, in exchange, Harris Stratex Networks assumed substantially all of the liabilities related to our Microwave Communications Division and issued 32,913,377 shares of Harris Stratex Networks Class B common stock to us. As a result of these transactions, we own approximately 57 percent of Harris Stratex Networks’ outstanding stock and the minority stockholders own approximately 43 percent of Harris Stratex Networks’ outstanding stock. Harris Stratex Networks is a publicly-traded company listed on the NASDAQ Global Market under the symbol “HSTX.” Harris Stratex Networks results of operations have been included in the Consolidated Statements of Income and Cash Flows since the combination date of January 26, 2007, with appropriate elimination of the minority interest. See additional information in Note 4: Ownership in Harris Stratex Networks.

The Stratex combination was accounted for as a purchase business combination with us considered to be the purchaser for accounting purposes, and resulted in a gain to us of approximately $163.4 million ($143.1 million after-tax), which relates to the deemed sale of 43 percent of the assets and liabilities of our Microwave Communications Division to the minority stockholders of Harris Stratex Networks. Additional details, including calculation of the purchase price, identifiable intangible assets and Stratex’s Consolidated Balance Sheet as of the acquisition date, are provided in the table and notes below.

•	Multimax Incorporated (“Multimax”), a privately-held provider of information technology and communications services for the U.S. Government. The acquisition of Multimax significantly expands our information technical services business — providing greater scale, a broader customer base and new growth opportunities through key positions on Government-Wide Acquisition Contracts. We purchased Multimax for $402 million in cash. Additional details, including calculation of the purchase price, identifiable intangible assets and Multimax’s Consolidated Balance Sheet as of the acquisition date, are provided in the table and notes below.

During fiscal 2006 we made the following business combinations:

•	Leitch Technology Corporation (“Leitch”), a publicly-held provider of high-performance video systems for the television broadcast industry. Additional details, including calculation of the purchase price, identifiable intangible assets and Leitch’s Consolidated Balance Sheet as of the acquisition date, are provided in the table and notes below.

•	Optimal Solutions, Inc. (“OSi”), a privately-held provider of air-time sales, traffic and billing software systems to over 350 call-letter broadcast stations in North America, for a total purchase price of $31.3 million. We recorded $10.7 million of identifiable intangible assets that are being amortized over a weighted average life of 8.0 years.

•	Aastra Digital Video, a business unit of Aastra Technologies Limited. Aastra Digital Video develops and markets video networking, encoding, decoding and multiplexing technologies used by television broadcasters, telecommunications providers and satellite networks, for a total purchase price of $34.8 million. We recorded $8.6 million of identifiable intangible assets that are being amortized over a weighted average life of 6.9 years.

During fiscal 2005 we made the following business combinations:

•	The Orkand Corporation (“Orkand”), a privately-held provider of technical services and information technology for U.S. Government agencies, for a total purchase price of $67.1 million.

•	Encoda Systems Holdings, Inc. (“Encoda”), a privately-held global supplier of software solutions and services for the broadcast media industry, with television, radio, cable, satellite and advertising agency customers for a total purchase price of $358.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide further detail of our material acquisitions and combinations in fiscal 2007 and fiscal 2006:

	Stratex	Multimax	Leitch
	(In millions)

Date of acquisition	1/26/07	6/15/07	10/25/05
Reporting business segment	Harris Stratex	Government	Broadcast
	Networks	Comm. Systems	Communications
Cash consideration paid to former shareholders and option holders	$ —	$402.0	$465.1
Value of Harris Stratex Networks shares issued to Stratex stockholders	464.9	—	—
Value of Stratex vested options assumed based on the Black-Scholes-Merton option-pricing model	15.5	—	—
Acquisition costs	12.6	2.0	12.4
Assumed liabilities	—	—	1.0
Less cash acquired	—	(2.0)	(34.0)

Total purchase price	$493.0	$402.0	$444.5

Balance Sheet as of the acquisition date:
Cash and cash equivalents	$ 33.1	$ 2.0	$ —
Short-term investments	25.4	—	—
Accounts and notes receivable	39.1	54.3	19.3
Inventories	44.2	13.9	34.0
Current deferred tax asset	—	3.4	—
Non-current deferred tax asset	—	—	6.1
Identifiable intangible assets and in-process research and development	164.8	115.0	91.5
Goodwill	293.9	255.7	343.7
Property, plant and equipment	33.0	3.1	23.4
Other assets	11.2	0.2	4.5

Total assets	$644.7	$447.6	$522.5

Accounts payable and accrued expenses	$ 74.3	$ 26.3	$ 90.4
Advance payments and unearned income	2.2	—	—
Income taxes payable	9.2	—	—
Debt	24.7	0.2	1.0
Non-current deferred tax liabilities	41.3	21.1	—

Total liabilities acquired	$151.7	$ 47.6	$ 91.4

Net assets acquired	$493.0	$400.0	$431.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Stratex		Multimax		Leitch
	Weighted		Weighted		Weighted
	Average		Average		Average
	Amortization		Amortization		Amortization
	Period	Total	Period	Total	Period	Total
	(Dollars in millions)

Identifiable Intangible Assets:
Customer relationships	9.4	$28.8	10.0	$115.0	10.0	$24.9
Developed technology	10.0	70.1	—	—	7.0	56.5
Trade names, excluding Stratex tradename	5.0	11.4	—	—	5.0	6.5
Contract backlog	0.4	4.3	—	—	—	—
Non-competition agreements	1.0	1.9	—	—	—	—
Stratex tradename	Indefinite	33.0	—	—	—	—

Totals and weighted average lives	8.9	$149.5	10.0	$115.0	7.7	$87.9

In-process research and development		$15.3		$—		$3.6

In connection with the combination with Stratex, we allocated $15.3 million of the purchase price to in-process research and development projects. These allocations represent the estimated fair value based on risk-adjusted cash flows related to the incomplete projects. At the date of the combination, the development of these projects had not yet reached technological feasibility and the in-process research and development had no alternative future uses. Accordingly, these costs were expensed as a charge to earnings and are included in engineering, selling and administrative expenses. In making these purchase price allocations we relied on present value calculations of income, an analysis of project accomplishments and completion costs and an assessment of overall contribution and project risk. The value assigned to the purchased in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products and discounting the net cash flows to their present value using a discount rate of 19 percent. The Stratex projects were for the development of the next generation of the Eclipse product (“Next Generation Eclipse”). The Next Generation Eclipse product is expected to incorporate significant modifications to address carrier-grade Ethernet functionality. The functionality in the planned product is expected to represent the first significant jump related to capacity and capability associated with packet switching. As of the valuation date, this project was approximately 50 percent complete with initial product release expected in late calendar 2007 and had remaining costs until completion of approximately $3.4 million.

All of these business combinations have been accounted for under the purchase method of accounting and, accordingly, their results of operations have been included in the Consolidated Statement of Income and Cash Flows since their acquisition and combination dates. The purchase prices of the Leitch, OSi and Aastra Digital Video acquisitions give effect to post-closing adjustments while the purchase prices of the Stratex and Multimax acquisitions or combinations remain subject to post-closing adjustments. The consideration given to the former shareholders and option holders of Stratex was newly issued shares of Harris Stratex Networks. The cash consideration given to the former shareholders and option holders of Multimax was funded using $400.0 million of commercial paper backed by our credit facility. The purchase price allocation is preliminary for all of these acquisitions with respect to tax assets and liabilities and is preliminary for other assets and liabilities for the Stratex combination and Multimax acquisition. The goodwill resulting from all these acquisitions and combinations was associated primarily with the acquired companies’ market presence and leading positions, growth opportunities in the markets in which the acquired companies operated, and experienced work forces and established operating infrastructures. The goodwill resulting from the Stratex combination and the Multimax, Leitch and OSi acquisitions is not deductible for tax purposes while the goodwill related to the Aastra Digital Video acquisition is deductible for tax purposes. The write-offs of in-process research and development noted in the above table were included in “Engineering, selling and administrative expenses” on the Consolidated Statement of Income. We obtained the assistance of independent valuation specialists to assist us in determining the allocation of the purchase price for these acquisitions and combination.

There is a $9.0 million additional payment due to the former owners of OSi based on certain financial performance criteria that were met in fiscal 2007. Accordingly, we increased goodwill and recorded a liability in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal 2007. This amount will be paid to the former owners over the next three years. The timing of the actual payment is dependent on certain financial measures.

Pro Forma Results (Unaudited)

The following summary, prepared on a pro forma basis, presents unaudited consolidated results of operations as if the business combination with Stratex and acquisition of Multimax had been completed as of the beginning of fiscal 2007 and fiscal 2006, after including the impact of adjustments such as amortization of intangible assets, interest expense on related borrowings, and the related income tax effects. This pro forma presentation does not include any impact of transaction synergies.

	2007	2006
	(In millions, except per share amounts)

Revenue from product sales and services — as reported	$4,243.0	$3,474.8
Revenue from product sales and services — pro forma	$4,754.6	$4,024.8

Net income — as reported	$480.4	$237.9
Net income — pro forma	$495.2	$275.3

Net income per diluted common share — as reported	$3.43	$1.71
Net income per diluted common share — pro forma	$3.54	$1.97

The pro forma results are not necessarily indicative of our results of operations had we owned Stratex and Multimax for the entire periods presented. Stratex’s results for fiscal 2007 include after-tax charges of $3.2 million of integration costs associated with the combination. The Multimax revenue and net income are positively impacted by $37.0 million and $24.9 million, for fiscal 2007, and $65.8 million and $44.1 million, for fiscal 2006, respectively, due to higher income recorded based on a contract with its largest customer for which the prices were reduced effective January 1, 2007.

The following summary, prepared on a pro forma basis, presents unaudited consolidated results of operations as if the acquisition of Leitch had been completed as of the beginning of fiscal 2006 and fiscal 2005, after including the impact of adjustments such as amortization of intangible assets, interest expense on related borrowings and the related income tax effects. This pro forma presentation does not include any impact of acquisition synergies.

	2006	2005
	(In millions, except per share amounts)

Revenue from product sales and services — as reported	$3,474.8	$3,000.6
Revenue from product sales and services — pro forma	$3,531.1	$3,221.4

Net income — as reported	$237.9	$202.2
Net income — pro forma	$231.8	$185.3

Net income per diluted common share — as reported	$1.71	$1.46
Net income per diluted common share — pro forma	$1.66	$1.34

Leitch’s results for fiscal 2005 include after-tax charges of $4.2 million associated with staff reductions and lease exit costs relating to vacating two of three floors of office space leased by Leitch in Toronto, Canada.

NOTE 4:	OWNERSHIP IN HARRIS STRATEX NETWORKS

Harris Stratex Networks is authorized to issue and has issued both Class A common stock and Class B common stock. We own 100 percent of the outstanding shares of Class B common stock. The Class B common stock has the same rights and privileges as, and ranks equally and shares ratably with, the Class A common stock, and otherwise is substantially similar to the Class A common stock, except that holders of shares of Class B common stock have certain additional rights, several of which are generally described below.

Holders of Class B common stock have the right to vote separately as a class to elect a number of Harris Stratex Networks directors (the “Class B Directors”) equal to such holders’ proportionate ownership of the total voting power of the outstanding Harris Stratex Networks common stock (and to remove and replace such Class B Directors) so long as such holders’ total voting power is equal to or greater than 10 percent. Also, subject to limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exceptions, holders of Class B common stock have a preemptive right to preserve their proportionate interest in Harris Stratex Networks, but only when the holders of Class B common stock hold a majority of the total number of votes entitled to be cast generally in an election of the directors of Harris Stratex Networks (other than an election of the Class B Directors).

We have agreed that until January 26, 2009 we will not acquire or dispose of any of our voting securities in Harris Stratex Networks, unless (i) pursuant to our preemptive right described above, (ii) approved in advance by a majority of the Harris Stratex Networks directors who are not Class B directors (the “Class A Directors”), or (iii) as a result of actions taken by Harris Stratex Networks that do not increase or decrease our percentage of total voting power which we and our affiliates are entitled to cast in respect of all classes of capital stock or securities of Harris Stratex Networks then outstanding and entitled to vote generally in the election of Class A Directors (including the holders of Class B common stock) beneficially owned by us. We have also agreed that from January 26, 2009 to January 26, 2011, we will not (1) beneficially own more than 80 percent of the voting power of Harris Stratex Networks without the prior approval of a majority of the Class A Directors or (2) transfer all or a portion of our interest in Harris Stratex Networks to a person if, following such transfer, that person would be entitled to cast a majority of the outstanding votes in an election of the directors of Harris Stratex Networks (other than an election of the Class B Directors) unless a majority of the Class A Directors approves such transfer in advance or the person purchasing our interest in Harris Stratex Networks offers to acquire all the outstanding voting securities of Harris Stratex Networks at the same price and on the same terms as apply to the transfer from us. Shares of Class A common stock currently are listed for trading on NASDAQ Global Market under the symbol “HSTX,” while shares of Class B common stock currently are not listed for trading on any exchange or quotation system and are not expected to be so listed at any time in the foreseeable future.

NOTE 5:	RECEIVABLES

Receivables are summarized below:

	2007	2006
	(In millions)

Accounts receivable	$661.6	$479.7
Unbilled cost from cost-plus contracts	91.4	82.6
Notes receivable due within one year — net	10.3	15.6

	763.3	577.9
Less allowances for collection losses	(14.8)	(17.3)

	$748.5	$560.6

NOTE 6:	INVENTORIES

Inventories are summarized below:

	2007	2006
	(In millions)

Unbilled costs and accrued earnings on fixed-price contracts	$209.7	$137.3
Finished products	119.9	90.0
Work in process	54.9	69.4
Raw materials and supplies	172.3	172.2

	$556.8	$468.9

Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $52.8 million at June 29, 2007 and $55.1 million at June 30, 2006.

Harris Stratex Networks Segment

During the second quarter of fiscal 2006, the Harris Stratex Networks segment successfully released additional frequencies of the TRuepointtm product family, essentially completing all frequencies intended to be offered in the low- and mid-capacity microwave radio market segments. In light of these releases and the market acceptance of previously released frequencies as demonstrated by TRuepointtm product sales over the preceding three quarters,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management announced in November 2005 a manufacturer’s discontinuance (“MD”) of the MicroStartm M/H, MicroStartm L and Galaxytm product families (the product families the TRuepointtm product line was developed to replace) and of the Clearbursttm product family, a product line that shared manufacturing facilities with the MicroStartm and the Galaxytm product lines in Montreal, Canada. The Clearbursttm product family was discontinued because significant costs would have to be incurred to move production of these products from Montreal, Canada to San Antonio, Texas, which is the segment’s primary manufacturing location, where the TRuepointtm product line is produced. In November 2005, letters were sent to Microstartm, Galaxytm and Clearbursttm customers informing them of the MD announcement.

We estimated expected demand for these discontinued products based on: (1) responses to the letters noted above, and (2) a percentage of the installed product base, using previous product MD history as a basis for this estimate. In addition, the customer service inventory of these discontinued products was reviewed and quantities required to support existing warranty obligations and contractual obligations were quantified. These analyses identified inventory held in multiple locations including Montreal, Canada; Redwood Shores, California; San Antonio, Texas; Paris, France; Mexico City, Mexico; Sao Paulo, Brazil; and Shenzhen, China. As a result of these analyses, approximately $34 million of inventory was written down during fiscal 2006.

Broadcast Communications Segment

During the first and second quarter of fiscal 2006, the Broadcast Communications segment took cost-reduction actions to address ongoing weakness in our international broadcast transmission markets and to further improve the segment’s profitability. These actions included closing our Huntingdon, United Kingdom facility; relocating manufacturing of European-standard transmission products to our Quincy, Illinois facility; reducing our infrastructure in Austria; outsourcing manufacturing of radio consoles and related products from our Mason, Ohio facility; and headcount reductions from further integration within our software systems business. In light of these actions we identified products that we would no longer sell to customers because the cost to move the production of these products from our Huntingdon, United Kingdom facility to our Quincy, Illinois facility and costs to outsource the manufacturing products from our Mason, Ohio facility to a third party or move this manufacturing to another Harris facility exceeded the future benefits expected to result from such actions. As a result, we announced in the first quarter of fiscal 2006 to our customers, dealers and suppliers that we would be discontinuing the production of these products. An analysis of inventory was made as part of the actions noted above and a provision was made for inventory levels in excess of estimated demand for all exited products. The estimate of demand took the following into consideration: (1) responses to the letters sent to the customers, (2) previous product exit experience for the Broadcast Communications segment, and (3) future customer service requirements including existing warranty obligations and contractual obligations. As a result of these analyses, $12 million of inventory was written down during fiscal 2006.

NOTE 7:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below:

	2007	2006
	(In millions)

Land	$12.5	$11.6
Software capitalized for internal use	68.4	52.3
Buildings	335.8	326.1
Machinery and equipment	776.3	699.4

	1,193.0	1,089.4
Less allowances for depreciation and software amortization	(733.8)	(696.0)

	$459.2	$393.4

Depreciation and software amortization expense related to property, plant and equipment was $86.6 million, $66.7 million and $59.2 million in fiscal 2007, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8:	GOODWILL

Changes in the carrying amount of goodwill for the fiscal years ended June 29, 2007 and June 30, 2006, by business segment, are as follows:

	Government
	Communications	RF	Harris Stratex	Broadcast
	Systems	Communications	Networks	Communications	Total
	(In millions)

Balance at July1, 2005	$126.3	$6.0	$26.1	$411.5	$569.9
Goodwill acquired during the period	—	—	—	381.0	381.0
Other (including translation and true-ups of previously estimated purchase price allocations)	(0.9)	—	2.2	(1.1)	0.2

Balance at June 30, 2006	125.4	6.0	28.3	791.4	951.1
Goodwill acquired during the period	255.7	—	293.9	—	549.6
Other (including translation and true-ups of previously estimated purchase price allocations)	—	—	1.4	23.1	24.5

Balance at June 29, 2007	$381.1	$6.0	$323.6	$814.5	$1,525.2

The goodwill resulting from the combination with Stratex or acquisitions was associated primarily with the acquired companies’ market presence and leading position, growth opportunity in the market in which the acquired or combined companies operated, experienced work force and established operating infrastructures.

NOTE 9:	IDENTIFIABLE INTANGIBLE ASSETS

Identifiable intangible assets subject to amortization and not subject to amortization are as follows:

	2007			2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In millions)

Customer relationships	$194.6	$11.8	$182.8	$50.0	$5.0	$45.0
Developed technologies	196.0	42.2	153.8	129.3	25.2	104.1
Contract backlog	37.3	16.2	21.1	33.0	7.1	25.9
Trade names	25.6	5.0	20.6	14.1	2.0	12.1
Non-competition agreements	2.8	1.3	1.5	0.9	0.4	0.5
Other	10.3	5.6	4.7	10.1	4.7	5.4

Total subject to amortization	466.6	82.1	384.5	237.4	44.4	193.0
Total not subject to amortization	33.4	—	33.4	0.4	—	0.4

Total identifiable intangible assets	$500.0	$82.1	$417.9	$237.8	$44.4	$193.4

The intangible assets above not subject to amortization relate primarily to the Stratex tradename within our Harris Stratex Networks segment. Amortization expense related to identifiable intangible assets was $57.8 million, $27.6 million and $11.1 million for fiscal 2007, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future estimated amortization expense for identifiable intangible assets is as follows:

Total
(In millions)

Fiscal Years:
2008	$57.7
2009	54.4
2010	53.8
2011	52.4
2012	42.3
Thereafter	123.9

Total	$384.5

NOTE 10:	ACCRUED WARRANTIES

Changes in our warranty liability, which is included as a component of the “Other accrued items” caption on the Consolidated Balance Sheet, during fiscal 2007 and 2006, are as follows:

	2007	2006
	(In millions)

Balance at June 30, 2006	$30.2	$19.4
Warranty provision for sales made during the year	20.2	19.7
Settlements made during the year	(16.6)	(12.8)
Other adjustments to the warranty liability, including those for acquisitions and foreign currency translation during the year	3.4	3.9

Balance at June 29, 2007	$37.2	$30.2

NOTE 11:	CREDIT ARRANGEMENTS

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

The Credit Agreement contains certain covenants, including covenants limiting: liens on our assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and the use of proceeds for hostile acquisitions. The Credit Agreement also prohibits our consolidated ratio of total indebtedness to total capital from being greater than 0.60 to 1.00 and prohibits our consolidated ratio of adjusted EBITDA to net interest expense from being less than 3.00 to 1.00 for any rolling four-quarter period. The Credit Agreement contains certain events of default, including: payment defaults; failure to perform or observe terms and covenants; material inaccuracy of representations or warranties; default under other indebtedness with a principal amount in excess of $50 million; the occurrence of one or more judgments or orders for the payment of money in excess of $50 million that remain unsatisfied; incurrence of certain ERISA liabilities in excess of $50 million; failure to pay debts as they come due, or our bankruptcy; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings, together with accrued interest and fees, to be immediately due and payable. All amounts borrowed or outstanding under the Credit Agreement are due and mature on March 31, 2010, unless the commitments are terminated earlier, either at our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

request or if certain events of default occur. At June 29, 2007, no borrowings were outstanding under the Credit Agreement.

We have a universal shelf registration statement related to the potential future issuance of an indeterminate amount of securities, including debt securities, preferred stock, common stock, fractional interests in preferred stock represented by depository shares and warrants to purchase debt securities, preferred stock or common stock.

We have uncommitted short-term lines of credit aggregating $14.7 million from various international banks, $13.3 million of which was available on June 29, 2007. These lines provide for borrowings at various interest rates, typically may be terminated upon notice, may be used on such terms as mutually agreed to by the banks and us, and are reviewed annually for renewal or modification. These lines do not require compensating balances.

We have a short-term commercial paper program in place, which we may utilize to satisfy short-term cash requirements. We had $400.0 million of borrowings outstanding under the commercial paper program at June 29, 2007, which was backed by the Credit Agreement.

NOTE 12:	SHORT-TERM DEBT

Short-term debt of $410.0 million at June 29, 2007 consisted primarily of commercial paper and $0.2 million at June 30, 2006 consisted of notes payable to banks. The weighted-average interest rate for the bank notes was 5.7 percent at June 29, 2007 and 5.5 percent at June 30, 2006.

NOTE 13:	LONG-TERM DEBT

Long-term debt includes the following:

	2007	2006
	(In millions)

5.0% notes, due fiscal 2016	$300.0	$300.0
3.5% convertible debentures, due fiscal 2023	149.1	149.5
6.35% debentures, due fiscal 2028	150.0	150.0
7.0% debentures, due fiscal 2026	100.0	100.0
6.65% debentures, due fiscal 2007	—	1.4
Stratex credit facility:
Term loan A	5.7	—
Term loan B	13.8	—
Other	0.1	—

Total debt	718.7	700.9
Less: current portion of long-term debt	(309.8)	(1.4)

Total long-term debt	$408.9	$699.5

The potential maturities of long-term debt, including the current portion, for the five years following fiscal 2007 and, in total, thereafter are: $309.8 million in fiscal 2008; $5.1 million in fiscal 2009; $3.8 million in fiscal 2010; none in fiscal 2011; none in fiscal 2012; and $400.0 million thereafter. These potential maturities take into consideration the possibility that the debt holders will exercise put options for our 6.35% Debentures in February 2008 and our 3.5% Convertible Debentures in August 2007. All of our outstanding long-term debt is unsubordinated and unsecured with equal ranking, except that the debt issued by Stratex described below is debt of Harris Stratex Networks Operating Corporation and is not guaranteed by us.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to the issuance of the notes, which are being amortized on a straight-line basis over a ten-year period and reflected as a portion of interest expense in the Consolidated Statement of Income.

In fiscal 2003, we issued $150 million in aggregate principal amount of 3.5% Convertible Debentures due 2022. These debentures were convertible into shares of our common stock at a conversion price of $22.625 during any calendar quarter if the closing price of our common stock, for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the prior calendar quarter, was more than $24.8875, and in certain other circumstances. On July 12, 2007, we initiated the steps necessary to redeem these debentures on August 20, 2007. However, prior to the date set for redemption, all of the debentures were converted by the holders into shares of our common stock at a conversion rate of 44.2404 shares of common stock for each $1,000 principal amount of debentures, with the exception of debentures in the principal amount of $3,000. This resulted in the issuance by us of 6,594,146 shares of common stock during the first quarter of fiscal 2008 in respect of the debentures converted. On August 20, 2007, we redeemed the remaining debentures in the principal amount of $3,000. Accordingly, no debentures remain outstanding as of August 20, 2007. We incurred $4.8 million in debt issuance costs related to the issuance of the convertible debentures, which costs are being amortized on a straight-line basis over a five-year period and reflected as a portion of interest expense in the Consolidated Statement of Income. See additional information in Note 25: Subsequent Event.

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

Prior to the combination with Stratex, Stratex was a party to a credit facility with Silicon Valley Bank, and following the combination, Stratex (now named “Harris Stratex Networks Operating Corporation” and a wholly-owned subsidiary of Harris Stratex Networks), remains a party to the credit facility with Silicon Valley Bank (the “Harris Stratex Networks Credit Facility”). Harris and its subsidiaries (other than Harris Stratex Networks Operating Corporation) are not parties to the Harris Stratex Networks Credit Facility and are not obligated under, or guarantors of, the Harris Stratex Networks Credit Facility. Indebtedness under the Harris Stratex Networks Credit Facility is reflected in the Consolidated Balance Sheet as a result of the consolidation in the consolidated financial statements of the financial results of Harris Stratex Networks. The Harris Stratex Networks Credit Facility allows for revolving credit borrowings of up to $50 million, with available credit defined as $50 million less the outstanding balance of the term loan portion and any usage under the revolving credit portion. As of June 29, 2007, the balance of the term loan portion of the Harris Stratex Networks Credit Facility was $19.5 million (of which $10.7 million is recorded in the current portion of long-term debt) and there was $6.3 million in outstanding standby letters of credit, which are defined as usage under the revolving credit portion of the Harris Stratex Networks Credit Facility. Term Loan A of the Harris Stratex Networks Credit Facility requires monthly principal payments by Harris Stratex Networks Operating Corporation of $0.5 million plus interest at a fixed rate of 6.38% through May 2008. Term Loan B of the Harris Stratex Networks Credit Facility requires monthly principal payments by Harris Stratex Networks Operating Corporation of $0.4 million plus interest at a fixed rate of 7.25% through March 2010. The Harris Stratex Networks Credit Facility agreement contains a minimum tangible net worth covenant and a liquidity ratio covenant. At June 29, 2007, Harris Stratex Networks Operating Corporation was in compliance with these financial covenants.

NOTE 14:	STOCK OPTIONS AND SHARE-BASED COMPENSATION

As of June 29, 2007, we had three shareholder-approved stock incentive plans for employees under which options or other share-based compensation were outstanding, and we had the following types of share-based awards outstanding under these plans: stock options, performance share awards, performance share unit awards, restricted stock awards and restricted stock unit awards. These plans include former Harris employees who are now employed with Harris Stratex Networks and who had options or awards outstanding at the date of the combination (“Harris Plans”). Additionally, Harris Stratex Networks has a stock-based compensation plan that provides for stock options, performance share awards and restricted share awards based on Harris Stratex Networks Class A Common Stock. Harris Stratex Networks also assumed all of the former Stratex outstanding stock options as of January 26, 2007, as part of the combination with Stratex (“Harris Stratex Networks Plans”). We believe that such awards more closely

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

align the interests of our employees with those of our shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our stock incentive plans).

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	2007	2006	2005
	(In millions)

Total Harris expense	$23.0	$16.9	$9.2
Total Harris Stratex Networks expense	5.7	1.7	0.8

Total stock-based compensation expense	$28.7	$18.6	$10.0

Included in:
Cost of product sales and services	$1.9	$0.7	$—
Engineering, selling and administrative expenses	26.8	17.9	10.0

	28.7	18.6	10.0
Tax effect on stock-based compensation expense	(9.4)	(6.1)	(3.3)

Total stock-based compensation expense after tax	$19.3	$12.5	$6.7

Compensation cost related to share-based compensation arrangements that were capitalized as part of inventory or fixed assets as of June 29, 2007, June 30, 2006 and July 1, 2005 was not material.

The following table illustrates the pro forma effect on net income and net income per share for fiscal 2005 assuming we had applied the fair value recognition provisions of Statement 123R to all previously granted share-based awards after giving consideration to potential forfeitures during such periods. The fair value of each option grant is estimated at the grant date using the Black-Scholes-Merton option-pricing model based on the assumptions listed below under “Stock Options.” The estimated fair value of options granted is amortized to compensation expense over their vesting period, which is generally 3 years.

2005
(In millions, except
per share amounts)

Net income, as reported	$202.2
The share-based employee compensation cost included in net income as reported, net of $3.3 million related tax benefit	6.7
Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards, net of $6.3 million related tax benefit	(12.7)

Pro forma net income	$196.2

Net income per common share, as reported
Basic	$1.52
Diluted	$1.46
Pro forma net income per common share
Basic	$1.48
Diluted	$1.41

Harris Plans

Shares of common stock remaining available for future issuance under Harris stock incentive plans totaled 24,908,171 as of June 29, 2007. In fiscal 2007, we issued an aggregate of 1,673,501 shares of common stock under the terms of Harris stock incentive plans, which is net of shares withheld for tax purposes.
.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The following information relates to stock options that have been granted under Harris shareholder-approved stock incentive plans. Option exercise prices are 100 percent of fair market value on the date the options are granted. Options may be exercised for a period set at the time of grant, which generally ranges from seven to ten years after the date of grant, and they generally become exercisable in installments, which are typically 50 percent one year from the grant date, 25 percent two years from the grant date and 25 percent three years from the grant date. A significant number of options granted by us in fiscal 2005 and 2006 are subject to a vesting schedule in which they are 50 percent exercisable prior to the end of such fiscal year, a period of approximately 10 months from the grant date.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model which uses assumptions noted in the following table. We obtained an independent valuation to assist us in determining market-based assumptions to estimate the fair value of stock options granted. Expected volatility is based on implied volatility from traded options on Harris stock, historical volatility of Harris stock price over the last ten years and other factors. The expected term of the options is based on historical observations of Harris stock over the past ten years, considering average years to exercise for all options exercised, average years to cancellation for all options cancelled and average years remaining for outstanding options, which is calculated based on the weighted-average vesting period plus the weighted-average of the difference between the vesting period and average years to exercise and cancellation. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury curve in effect at the time of grant.

	2007	2006	2005

Expected dividends	1.0%	0.9%	0.7%
Expected volatility	35.8%	36.1%	35.2%
Risk-free interest rates	4.8%	4.1%	3.0%
Expected term (years)	3.42	3.35	4.00

A summary of stock option activity under Harris stock incentive plans as of June 29, 2007 and changes during fiscal 2007, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (Years)	Intrinsic Value
				(In millions)

Stock options outstanding at June 30, 2006	5,826,328	$22.79
Stock options forfeited or expired	(135,812)	$35.77
Stock options granted	1,157,600	$44.06
Stock options exercised	(1,659,768)	$18.71

Stock options outstanding at June 29, 2007	5,188,348	$28.50	5.05	$135.2

Stock options exercisable at June 29, 2007	3,237,791	$22.12	4.71	$105.0

The weighted-average grant-date fair value was $11.59 per share, $10.82 per share and $7.87 per share for options granted during fiscal 2007, 2006 and 2005, respectively. The total intrinsic value of options exercised during fiscal 2007, 2006 and 2005 was $49.4 million, $46.9 million and $35.5 million, respectively, at the time of exercise.

A summary of the status of Harris nonvested stock options at June 29, 2007 and changes during fiscal 2007, is as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Nonvested stock options at June 30, 2006	1,678,424	$7.88
Stock options granted	1,157,600	$11.59
Stock options vested	(885,467)	$6.91

Nonvested stock options at June 29, 2007	1,950,557	$10.52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 29, 2007, there was $20.5 million of total unrecognized compensation cost related to nonvested stock options granted under Harris stock incentive plans. This cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of stock options that vested during fiscal 2007, 2006 and 2005 was approximately $6.1 million, $11.1 million and $18.3 million, respectively.

Restricted Stock Awards

The following information relates to awards of restricted stock and restricted stock units that have been granted to employees under Harris stock incentive plans. The restricted stock and restricted stock units are not transferable until vested and the restrictions lapse upon the achievement of continued employment over a specified time period.

The fair value of each restricted stock grant is based on the closing price of Harris stock on the date of grant and is amortized to compensation expense over its vesting period. At June 29, 2007, there were 428,611 shares of restricted stock outstanding.

The fair value of each restricted stock unit, which can be distributed in cash or shares, is equal to the most probable estimate of intrinsic value at the time of distribution and is amortized to compensation expense over the vesting period. At June 29, 2007, we had 61,950 restricted stock units outstanding.

A summary of the status of Harris restricted stock and restricted stock units at June 29, 2007 and changes during fiscal 2007, is as follows:

		Weighted-
		Average
		Grant
	Shares	Price

Restricted stock and restricted stock units outstanding at June 30, 2006	347,416	$30.35
Restricted stock and restricted stock units granted	224,200	$45.92
Restricted stock and restricted stock units vested	(61,611)	$25.16
Restricted stock and restricted stock units forfeited	(19,444)	$37.66

Restricted stock and restricted stock units outstanding at June 29, 2007	490,561	$37.82

As of June 29, 2007, there was $10.9 million of total unrecognized compensation cost related to restricted stock and restricted stock unit awards under Harris stock incentive plans. This cost is expected to be recognized over a weighted-average period of 2.2 years. The weighted-average grant date price per share of restricted stock and per unit of restricted stock units granted during fiscal 2007, 2006 and 2005 was $45.92, $39.45 and $28.24, respectively. The total fair value of restricted stock and restricted stock units that vested during fiscal 2007, 2006 and 2005 was approximately $1.6 million, $1.1 million and $2.1 million, respectively.

Performance Share Awards

The following information relates to awards of performance shares and performance share units that have been granted to employees under Harris stock incentive plans. Generally, performance share and performance share unit awards are subject to performance criteria such as meeting predetermined earnings and return on invested capital targets for a three-year plan period. These awards also generally vest at the expiration of the same three-year period. The final determination of the number of shares to be issued in respect of an award is determined by Harris’ Board of Directors or a committee of Harris’ Board of Directors.

The fair value of each performance share is based on the closing price of Harris stock on the date of grant and is amortized to compensation expense over its vesting period, if achievement of the performance measures is considered probable. At June 29, 2007, there were 664,726 performance shares outstanding.

The fair value of each performance share unit, which can be distributed in cash or shares, is equal to the most probable estimate of intrinsic value at the time of distribution and is amortized to compensation expense over the vesting period. At June 29, 2007, there were 31,602 performance share units outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of Harris performance shares and performance share units at June 29, 2007 and changes during fiscal 2007 is as follows:

		Weighted-
		Average
		Grant
	Shares	Price

Performance shares and performance share units outstanding at June 30, 2006	636,630	$26.84
Performance shares and performance share units granted	358,967	$43.88
Performance shares and performance share units vested	(273,501)	$16.28
Performance shares and performance share units forfeited	(25,768)	$38.48

Performance shares and performance share units outstanding at June 29, 2007	696,328	$35.74

As of June 29, 2007, there was $11.8 million of total unrecognized compensation cost related to performance share and performance share unit awards under Harris stock incentive plans. This cost is expected to be recognized over a weighted-average period of 2.0 years. The weighted-average grant date price per share of the performance shares and per unit of performance share units granted during fiscal 2007, 2006 and 2005 was $43.88, $37.37 and $24.00, respectively. The total fair value of performance share and performance share units that vested during fiscal 2007, 2006 and 2005 was approximately $4.5 million, $1.5 million and $1.6 million, respectively.

Other

Under Harris U.S. retirement plans, most U.S.-based employees may select an option to invest in Harris’ common stock at 70 percent of current market value limited to the lesser of (a) one percent of their compensation and (b) 20 percent of a participant’s total contribution to the plan, which is matched by us. The discount from fair market value on common stock purchased by employees under the domestic retirement plans is charged to compensation expense in the period of the related purchase. Starting in fiscal 2008, we will no longer provide a discount to invest in Harris’ common stock.

Harris Stratex Networks Plans

Shares of Harris Stratex Networks common stock remaining available for future issuance under Harris Stratex Networks Plans totaled 4,393,278 as of June 29, 2007.

The Harris Stratex Networks stock incentive plan provides for the issuance of share-based awards in the form of stock options, performance share awards and restricted stock. The initial grant of awards under this plan was made on February 28, 2007. Under this initial grant, Harris Stratex Networks issued 292,400 stock options, 138,752 restricted shares and 141,200 performance shares. Harris Stratex Networks also made a grant on June 12, 2007 issuing 19,800 stock options, 4,970 restricted shares and 9,600 performance shares.

Upon the exercise of stock options, vesting of restricted stock awards, or vesting of performance share awards, Harris Stratex Networks issues new shares of Harris Stratex Networks Class A common stock. Currently, Harris Stratex Networks does not anticipate repurchasing shares to provide a source of shares for Harris Stratex Networks awards of share-based compensation.

Stock Options Awarded — 2007 Stock Equity Plan

The following information relates to stock options that have been granted under the Harris Stratex Networks stock incentive plan. Option exercise prices are equal to the fair market value on the date the options are granted using Harris Stratex Networks closing stock price. Options may be exercised for a period set at the time of grant, generally 7 years after the date of grant, and they generally vest in installments of 50 percent one year from the grant date, 25 percent two years from the grant date and 25 percent three years from the grant date.

The fair value of each option award under Harris Stratex Networks stock equity plan was estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the assumptions set forth in the following table. Expected volatility is based on implied volatility from a group of peer companies developed with the assistance of an independent valuation firm using a five-year look-back period. The expected term of the options is based on the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

safe harbor provision as described in the SEC’s Staff Accounting Bulletin No. 107. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Statement 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Forfeitures were estimated based on the historical experience at Stratex for those options assumed and at Harris for employees that were formerly employed at our Microwave Communications Division. For fiscal 2007 grants, we estimated the forfeiture rate based on the grantee population which is only at a director level and above which we expect to be five percent annually. We expect forfeitures to be 8 percent annually for the Stratex options assumed by Harris Stratex Networks. Stock-based compensation expense was recorded net of estimated forfeitures for fiscal 2007 such that compensation expense was recorded only for those stock-based awards that are expected to vest.

A summary of the significant assumptions we used in calculating the fair value of Harris Stratex Networks fiscal 2007 stock option grants is as follows:

	Grant Date
	February 28, 2007	June 12, 2007

Expected dividends	0.0%	0.0%
Expected volatility	62.64%	61.10%
Risk-free interest rate	4.52%	5.18%
Expected term (years)	5.0	5.0
Stock price on date of grant	$20.40	$16.48
Number of stock options granted	292,400	19,800
Fair value per option on date of grant	$11.61	$9.35

We obtained an independent valuation to assist us in determining market-based assumptions to estimate the fair value of stock options granted. A summary of stock option activity under Harris Stratex Networks stock incentive plan at June 29, 2007 and changes during fiscal 2007 is as follows:

Weighted
Average
Remaining
		Weighted	Weighted	Contractual	Aggregate
		Average	Average Grant	Life	Intrinsic
	Shares	Exercise Price	Date Fair Value	(Years)	Value

Stock options outstanding at June 30, 2006	—	$—	$—
Stock options forfeited or expired	—	$—	$—
Stock options granted	312,200	$20.15	$11.47
Stock options exercised	—	$—	$—

Stock options outstanding at June 29, 2007	312,200	$20.15	$11.47	6.7	$—

Stock options exercisable at June 29, 2007	—	$—	$—	—	$—

A summary of the status of Harris Stratex Networks nonvested stock options at June 29, 2007 granted under Harris Stratex Networks stock incentive plan and changes during fiscal 2007, is as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Nonvested stock options at June 30, 2006	—	$—
Stock options granted	312,200	$11.47
Stock options vested	—	$—

Nonvested stock options at June 29, 2007	312,200	$11.47

As of June 29, 2007, there was $3.0 million of total unrecognized compensation cost related to nonvested stock options granted under the Harris Stratex Networks stock incentive plan. This cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of stock options that vested during fiscal 2007 was zero.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Awards — 2007 Stock Equity Plan

The following information relates to awards of restricted stock that were granted on February 28, 2007 and June 12, 2007 to employees and outside directors under Harris Stratex Networks stock incentive plan. The restricted stock is not transferable until vested and the restrictions lapse upon the achievement of continued employment or service as a director over a specified time period. Restricted stock issued to employees cliff vests 3 years after grant date. Restricted stock issued to directors generally vests in quarterly increments through 1 year after grant date. The fair value of each restricted stock grant is based on the closing price of Harris Stratex Networks Class A common stock on the date of grant and is amortized to compensation expense over its vesting period.

A summary of the status of Harris Stratex Networks restricted stock at June 29, 2007 and changes during fiscal 2007, is as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Restricted stock outstanding at June 30, 2006	—	$—
Restricted stock granted	143,722	$20.30
Restricted stock vested	(8,067)	$20.38
Restricted stock forfeited	—	$—

Restricted stock outstanding at June 29, 2007	135,655	$20.30

As of June 29, 2007, there was $2.4 million of total unrecognized compensation cost related to restricted stock awards under the Harris Stratex Networks stock incentive plan. This cost is expected to be recognized over a weighted-average period of 2.3 years.

Performance Share Awards — 2007 Stock Equity Plan

The following information relates to awards of performance shares that have been granted to employees on February 28, 2007 and June 12, 2007 under the Harris Stratex Networks stock incentive plan. Vesting of performance share awards is subject to performance criteria including meeting revenue and operating income targets for a 29-month plan period ending June 30, 2009 and continued employment at the end of that period. The final determination of the number of shares to be issued in respect of an award is determined by the Harris Stratex Networks Board of Directors or a committee of its Board.

The fair value of each performance share is based on the closing price of Harris Stratex Networks Class A common stock on the date of grant and is amortized to compensation expense over its vesting period, if achievement of the performance measures is considered probable.

A summary of the status of Harris Stratex Networks performance shares at June 29, 2007 and changes during fiscal 2007, is as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Performance shares outstanding at June 30, 2006	—	$—
Performance shares granted	150,800	$20.15
Performance shares vested	—	$—
Performance shares forfeited	—	$—

Performance shares outstanding at June 29, 2007	150,800	$20.15

As of June 29, 2007, there was $2.6 million of total unrecognized compensation cost related to performance share awards under the Harris Stratex Networks stock incentive plan. This cost is expected to be recognized over a weighted-average period of 2.0 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options Assumed from Stratex

A summary of stock option activity for stock options assumed in the combination with Stratex on January 26, 2007 through June 29, 2007 is as follows:

			Weighted
			Average
			Remaining
			Contractual	Aggregate
	Number of	Weighted Average	Life	Intrinsic
	Options	Exercise Price	(Years)	Value
				(In millions)

Vested stock options assumed at January 26, 2007	2,392,703	$24.33
Unvested stock options assumed at January 26, 2007	915,063	$17.05

Total stock options assumed at January 26, 2007	3,307,766	$22.32
Stock options forfeited or expired	(97,819)	$38.53
Stock options exercised	(305,431)	$9.93

Stock options outstanding at June 29, 2007	2,904,516	$23.08	3.6	$8.6

Stock options exercisable at June 29, 2007	2,441,996	$24.27	3.2	$7.9

The total intrinsic value of options exercised during fiscal 2007 (the period from January 26, 2007, date of assumption through June 29, 2007) was $2.5 million at the time of exercise. As of June 29, 2007, there was $4.9 million of total unrecognized compensation cost related to the assumed former Stratex options. This cost is expected to be recognized over a weighted-average period of 0.9 years.

NOTE 15:	NET INCOME PER DILUTED SHARE

The computations of net income per diluted share are as follows:

	2007	2006	2005
	(In millions, except per share amounts)

Net income	$480.4	$237.9	$202.2
Impact of convertible debentures	3.9	3.9	3.6

Net income used in diluted share calculation(A)	$484.3	$241.8	$205.8

Basic weighted average shares outstanding	132.5	132.9	132.7
Impact of dilutive stock options	2.0	2.1	2.0
Impact of convertible debentures	6.6	6.6	6.6

Diluted weighted average shares outstanding(B)	141.1	141.6	141.3

Net income per diluted share(A)/(B)	$3.43	$1.71	$1.46

In fiscal 2003, we issued $150 million in aggregate principal amount of 3.5% Convertible Debentures due 2022. Holders of the debentures have the right to convert each of their debentures into shares of our common stock prior to the stated maturity. After giving effect to the adjustment in connection with our March 2005 stock split, a holder will receive 44.2404 shares of our common stock for each $1,000 of debentures surrendered for conversion. This represents a conversion price of $22.625 per share of our common stock.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For purposes of calculating net income per diluted share, the numerator has not been adjusted to consider the effect of potentially dilutive securities of Harris Stratex Networks because the effect would have been antidilutive due to the net loss incurred by Harris Stratex Networks.

Potential dilutive common shares consist primarily of employee stock options. Employee stock options to purchase approximately zero, 20,800, and 141,898 shares at the end of fiscal 2007, 2006 and 2005, respectively, were outstanding, but were not included in the computation of net income per diluted common share because the effect would have been antidilutive as the options’ exercise prices exceeded the average market price.

NOTE 16:	RESEARCH AND DEVELOPMENT

Company-sponsored research and product development costs are expensed as incurred. These costs were $234.6 million in fiscal 2007, $197.8 million in fiscal 2006 and $146.2 million in fiscal 2005.

Customer-sponsored research and development costs are incurred pursuant to contractual arrangements and are accounted for principally by the percentage-of-completion method. Customer-sponsored research and development costs incurred under U.S. Government-sponsored contracts require us to provide a product or service meeting certain defined performance or other specifications (such as designs). Customer-sponsored research and development was $689.0 million in fiscal 2007, $626.0 million in fiscal 2006 and $733.0 million in fiscal 2005. Customer-sponsored research and development is included in our revenue and cost of product sales and services.

NOTE 17:	INTEREST EXPENSE

Total interest expense was $41.1 million in fiscal 2007, $36.5 million in fiscal 2006 and $24.0 million in fiscal 2005. Interest attributable to funds used to finance major long-term projects can be capitalized as an additional cost of the related asset. No interest was capitalized in fiscal 2007, 2006 or 2005. Interest paid was $39.6 million in fiscal 2007, $31.8 million in fiscal 2006 and $23.2 million in fiscal 2005.

NOTE 18:	LEASE COMMITMENTS

We account for leases in accordance with the provisions of SFAS No. 13, “Accounting for Leases” and other related authoritative guidance. Total rental expense amounted to $33.3 million in fiscal 2007, $30.6 million in fiscal 2006 and $27.0 million in fiscal 2005. Future minimum rental commitments under leases with an initial lease term in excess of one year, primarily for land and buildings, amounted to approximately $101.3 million at June 29, 2007. These commitments for the years following fiscal 2007 and, in total, thereafter are: fiscal 2008 — $33.2 million; fiscal 2009 — $25.6 million; fiscal 2010 — $19.0 million; fiscal 2011 — $9.5 million; fiscal 2012 — $5.1 million; and $8.9 million thereafter. These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions. We do not consider any of these individual leases material to our operations. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the current lease term, or estimated life, if shorter.

NOTE 19:	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

We use foreign exchange contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers, and intercompany loans. We believe the use of foreign currency financial instruments should reduce the risks that arise from doing business in international markets. At June 29, 2007, we had open foreign exchange contracts with a notional amount of $107.2 million, of which $29.8 million were classified as cash flow hedges, $40.0 million were classified as fair value hedges and $37.4 million were not designated hedges under the provisions of Statement 133. This compares to total foreign exchange contracts with a notional amount of $45.7 million as of June 30, 2006, of which $15.7 million were classified as cash flow hedges and $30.0 million were classified as fair value hedges. At June 29, 2007, contract expiration dates range from less than one month to 18 months with a weighted average contract life of 2 months.

More specifically, the foreign exchange contracts classified as cash flow hedges are primarily being used to hedge currency exposures from cash flows anticipated in our Harris Stratex Networks segment related to customer orders denominated in non-functional currencies that are currently in backlog and in our RF Communications segment related to programs in the U.K. and Canada and payments to a vendor in the U.K. that is supporting one of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our government contracts in our Government Communications Systems segment. We have hedged the forecasted cash flows related to payments made to our U.S. operations to maintain our anticipated profit margins. We also have hedged U.S. dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of June 29, 2007, we estimated that a pre-tax loss of $0.2 million would be reclassified into net income from comprehensive income within the next 18 months related to these cash flow hedges.

The net gain included in our net income in fiscal 2007, 2006 and 2005 representing the amount of fair value and cash flow hedges’ ineffectiveness was not material. Amounts recognized in our net income in fiscal 2007, 2006 and 2005 related to the component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness were also not material. In addition, no amounts were recognized in our net income in fiscal 2007, 2006 and 2005 related to hedged firm commitments that no longer qualify as fair value hedges. All of these derivatives were recorded at their fair value on the balance sheet in accordance with Statement 133.

NOTE 20:	NON-OPERATING INCOME (LOSS)

The components of non-operating income (loss) are as follows:

	2007	2006	2005
	(In millions)

Gain (loss) from the sale of investments	$2.9	$—	$(3.7)
Write-downs of investments for other-than-temporary decreases in market value	(19.8)	(6.9)	(9.6)
Royalty income	0.6	5.6	7.0
Equity income	0.1	0.1	—

	$(16.2)	$(1.2)	$(6.3)

NOTE 21:	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are as follows:

	2007	2006
	(In millions)

Foreign currency translation	$24.3	$11.8
Net unrealized loss on hedging derivatives, net of income taxes	—	(0.1)
Net unrealized gain on securities, net of income taxes	16.7	—
Unrecognized pension obligations, net of income taxes	(22.4)	—

	$18.6	$11.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 22:	INCOME TAXES

The provisions for income taxes are summarized as follows:

	2007	2006	2005
	(In millions)

Current:
United States	$166.2	$109.8	$65.7
International	13.9	(2.5)	2.1
State and local	21.1	10.4	(0.8)

	201.2	117.7	67.0

Deferred:
United States	(16.4)	23.3	21.4
International	5.0	5.9	2.2
State and local	1.1	(4.0)	5.6

	(10.3)	25.2	29.2

	$190.9	$142.9	$96.2

The components of deferred income tax assets (liabilities) are as follows:

	2007		2006
	Current	Non-Current	Current	Non-Current
	(In millions)

Inventory valuations	$35.7	$—	$30.3	$—
Accruals	96.8	4.4	74.6	1.6
Depreciation	—	(28.7)	—	(18.4)
Domestic tax loss and credit carryforwards	—	93.4	—	34.6
International tax loss and credit carryforwards	—	68.3	—	69.9
International research and development expense deferrals	—	27.9	—	22.6
Acquired intangibles	—	(108.9)	—	(62.1)
FAS 158 unfunded pension liability	—	10.8	—	—
All other — net	(5.1)	5.8	1.7	(8.0)

	127.4	73.0	106.6	40.2
Valuation allowance	(33.1)	(134.8)	(1.6)	(68.8)

	$94.3	$(61.8)	$105.0	$(28.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the statutory United States income tax rate to the effective income tax rate follows:

	2007	2006	2005

Statutory U.S. income tax rate	35.0%	35.0%	35.0%
State taxes	2.5	1.1	1.1
International income	0.1	3.6	(0.1)
Tax benefits related to export sales	(0.5)	(2.0)	(2.5)
Settlement of tax audits	(2.0)	—	(1.2)
Research and development tax credit	(1.1)	(0.4)	(0.6)
Purchased in-process research and development and other non-deductible acquisition-related items	0.8	0.6	0.4
Lookback and other interest	0.2	0.3	—
U.S. production activity benefit	(0.7)	(0.9)	—
Nontaxable gain on formation of Harris Stratex Networks	(5.6)	—	—
Other items	0.2	0.2	0.1

Effective income tax rate	28.9%	37.5%	32.2%

United States income taxes have not been provided on $374.1 million of undistributed earnings of international subsidiaries because of our intention to reinvest these earnings indefinitely. The determination of unrecognized deferred U.S. tax liability for the undistributed earnings of international subsidiaries is not practicable. We have not recognized a deferred tax liability for the difference between the book basis and the tax basis of our investment in the stock of our domestic subsidiaries, related primarily to unremitted earnings of subsidiaries, because we do not expect this basis difference to become subject to tax at the parent level. We believe we can implement certain tax strategies to recover our investment in our domestic subsidiaries tax-free. Tax loss and credit carryforwards as of June 29, 2007 have expiration dates ranging between one year and no expiration in certain instances. The amount of domestic, international, and state and local tax loss carryforwards as of June 29, 2007 were $144.3 million, $235.0 million and $43.7 million, respectively. The provision for income taxes includes benefits attributable to the utilization of certain state net operating loss and credit carryforwards of zero in fiscal 2007, $6.5 million in fiscal 2006 and $5.1 million in fiscal 2005. Pre-tax income (loss) of international subsidiaries was $37.7 million in fiscal 2007, $(9.9) million in fiscal 2006 and $17.9 million in fiscal 2005. Income taxes paid were $160.8 million in fiscal 2007, $90.6 million in fiscal 2006 and $43.6 million in fiscal 2005. The valuation allowance increased $97.5 million from $70.4 million at the end of fiscal 2006 to $167.9 million at the end of fiscal 2007 primarily because we recorded a valuation allowance under purchase accounting on $94.0 million of acquired deferred tax assets in the Stratex Consolidated Balance Sheet as of the acquisition date. $114.9 million of the $167.9 million valuation allowance as of June 29, 2007, is attributable to acquired deferred tax assets, any realization of which will be reflected as a change in goodwill. The valuation allowance has been established for financial reporting purposes, to offset certain domestic and foreign deferred tax assets due to uncertainty regarding our ability to realize them in the future.

NOTE 23:	BUSINESS SEGMENTS

We are structured primarily around the markets we serve and in fiscal 2007, we operated in four business segments — Government Communications Systems, RF Communications, Harris Stratex Networks and Broadcast Communications. Our Government Communications Systems segment engages in advanced research and develops, designs, produces and services advanced communication and information processing systems, primarily for the Department of Defense (“DoD”) and various other agencies of the U.S. Government. Our RF Communications segment performs advanced research and develops, designs, manufactures, sells and services secure tactical radio products, primarily for the DoD and various international defense agencies. Our Harris Stratex Networks segment designs, manufactures, sells and services microwave radio products and develops, designs, produces, sells and services network management systems, primarily for cellular network providers and private network operators. Our Broadcast Communications segment designs, manufactures, sells and services television and radio transmission products; high-performance video systems and products; software solutions related to automation, asset management control and workflow; and broadcast networking systems and products, primarily for radio and television broadcasters as well as governmental agencies. Within each of our business segments there are multiple program

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

areas and product lines that logically aggregate into our four business segments described above. None of these program areas or product lines warrant disclosure as a separate business segment.

The accounting policies of our operating segments are the same as those described in Note 1: Significant Accounting Policies. We evaluate each segment’s performance based on its “operating income (loss),” which we define as profit or loss from operations before income taxes excluding interest income and expense, equity income and gains or losses from securities and other investments. Intersegment sales among our Government Communications Systems, RF Communications and Broadcast Communications segments are transferred at cost to the buying segment and the sourcing segment recognizes a normal profit that is eliminated. Intersegment sales between our Harris Stratex Networks segment and any of our Government Communications Systems, RF Communications and Broadcast Communications segments are recorded as arms length transactions. The “Corporate eliminations” line item in the tables below represents the elimination of intersegment sales and their related profits. “Headquarters expense” represents the portion of corporate expenses not allocated to the business segments.

Our products and systems are produced principally in the United States with international revenue derived primarily from exports. No revenue earned from any individual foreign country exceeded 3 percent of our total revenue during fiscal 2007, 2006 or 2005.

Sales made to the U.S. Government by all segments (primarily our Government Communications Systems segment and our RF Communications segment) as a percentage of total revenue were 65.9 percent in fiscal 2007, 66.2 percent in fiscal 2006 and 65.7 percent in fiscal 2005. Revenue from services in fiscal 2007 was 34.9 percent, 4.9 percent, 19.1 percent and 14.9 percent of total revenue in our Government Communications Systems, RF Communications, Harris Stratex Networks and Broadcast Communications segments, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected information by business segment and geographical area is summarized below:

	2007	2006	2005
	(In millions)

Total Assets
Government Communications Systems	$1,200.5	$697.6	$626.5
RF Communications	338.7	297.4	197.5
Harris Stratex Networks	941.8	340.7	353.8
Broadcast Communications	1,350.0	1,336.8	729.2
Headquarters	575.0	469.8	550.4

	$4,406.0	$3,142.3	$2,457.4

Capital Expenditures
Government Communications Systems	$36.8	$40.1	$41.5
RF Communications	21.9	38.0	12.6
Harris Stratex Networks	7.7	6.0	8.9
Broadcast Communications	10.5	9.1	4.0
Headquarters	11.9	8.6	8.0

	$88.8	$101.8	$75.0

Depreciation and Amortization
Government Communications Systems	$43.8	$37.5	$33.5
RF Communications	13.4	8.4	5.8
Harris Stratex Networks	40.2	10.4	10.3
Broadcast Communications	40.4	32.6	23.7
Headquarters	12.7	9.5	9.3

	$150.5	$98.4	$82.6

Geographical Information
U.S. operations:
Revenue	$3,892.5	$3,146.3	$2,768.2
Long-lived assets	$1,864.0	$1,298.1	$1,034.1
International operations:
Revenue	$350.5	$328.5	$232.4
Long-lived assets	$713.2	$405.3	$107.9

Headquarters assets consist primarily of cash, short-term investments, marketable securities, buildings, equipment and selected investments. Depreciation and amortization includes identifiable intangible assets, capitalized software and debt issuance costs amortization of $75.0 million, $34.2 million and $27.5 million in fiscal 2007, 2006 and 2005, respectively.

Export revenue was $613.9 million in fiscal 2007, $418.0 million in fiscal 2006 and $326.6 million in fiscal 2005. Fiscal 2007 export revenue and revenue from international operations was principally from Europe, Africa, Canada, Latin America and Asia. Fiscal 2007 long-lived assets from international operations were principally in Canada, which had $331.9 million and Singapore, which had $260.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue and income before income taxes and minority interest by segment follows:

Revenue

	2007	2006	2005
	(In millions)

Government Communications Systems	$1,997.1	$1,812.5	$1,805.2
RF Communications	1,179.1	808.6	537.1
Harris Stratex Networks	508.0	348.7	320.2
Broadcast Communications	599.5	538.4	384.1
Corporate eliminations	(40.7)	(33.4)	(46.0)

	$4,243.0	$3,474.8	$3,000.6

Income Before Income Taxes and Minority Interest

	2007(2)	2006(3)	2005(4)
	(In millions)

Segment Operating Income (Loss):
Government Communications Systems	$225.6	$216.5	$203.4
RF Communications	403.2	278.9	166.5
Harris Stratex Networks	146.9	(19.6)	7.7
Broadcast Communications	11.9	22.8	18.1
Headquarters expense	(69.6)	(75.4)	(58.0)
Corporate eliminations	(13.4)	(16.5)	(16.5)
Non-operating income (loss)(1)	(16.2)	(1.2)	(6.3)
Net interest	(27.6)	(24.7)	(16.5)

	$660.8	$380.8	$298.4

(1)	“Non-operating income (loss)” includes equity income (loss), royalties and related intellectual property expenses, gains and losses from the sale of investments, and write-downs of investments for other-than-temporary decreases in market value. Additional information regarding non-operating income (loss) is set forth in Note 20: Non-Operating Income (Loss).

(2)	The operating income in the Harris Stratex Networks segment in fiscal 2007 included a $163.4 million gain on the combination with Stratex offset by $46.0 million of transaction-related and integration costs. The operating income in the Broadcast Communications segment includes charges of $7.5 million related to severance and other expenses associated with cost-reduction actions directed at downsizing to better align the cost structure for our transmission and software solution products to their revenue run rates, and an $18.9 million write-down of capitalized software associated with our decision to discontinue an automation software development effort. Non-operating income (loss) includes a $19.8 million write-down of our investment in Terion due to the other-than-temporary impairment.

(3)	The operating loss in the Harris Stratex Networks segment in fiscal 2006 includes $39.6 million in inventory write-downs and other charges associated with product discontinuances and the shutdown of manufacturing activities at our Montreal, Canada plant. The operating income in the Broadcast Communications segment in fiscal 2006 includes charges of $11.9 million related to a write-off of in-process research and development costs, lower margins being recognized subsequent to our acquisition due to a step-up in inventory recorded as of the acquisition date and other costs associated with our acquisition of Leitch. The operating income in the Broadcast Communications segment in fiscal 2006 includes charges of $25.0 million related to cost-reduction actions, which included closing our Huntingdon, United Kingdom facility; relocating manufacturing of European-standard transmission products to our Quincy, Illinois facility; reducing our infrastructure in Austria; outsourcing manufacturing of radio consoles and related products from our Mason, Ohio facility; and headcount reductions from further integration within our software systems business area. Charges incurred in fiscal 2006 related to these actions includes $9.7 million severance and other employee-related exit costs and $2.3 million facility-related costs. Headquarters expense in fiscal 2006 includes a $5.4 million charge related to our arbitration with Bourdex. Fiscal 2006 non-operating income (loss) includes a $6.9 million write-down of our passive investments due to other-than-temporary impairments and a $6.1 million gain from the settlement of intellectual property infringement lawsuits.

(4)	Fiscal 2005 Broadcast Communications segment’s operating income includes $8.6 million of charges related to a write-off of in-process research and development and impairment losses on capitalized software development costs associated with our acquisition of Encoda. Fiscal 2005 non-operating income (loss) includes a $9.6 million write-down of our passive investments due to other-than-temporary impairments and an $8.5 million gain from our execution of a patent cross-licensing agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 24:	LEGAL PROCEEDINGS

From time to time, as a normal incident of the nature and kind of businesses in which we are engaged, various claims or charges are asserted and litigation commenced against us arising from or related to: product liability; personal injury; patents, trademarks or trade secrets; labor and employee disputes; commercial or contractual disputes; the sale or use of products containing asbestos; breach of warranty; or environmental matters. Claimed amounts may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We have recorded accruals for losses related to those matters that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs are generally expensed when incurred. While it is not feasible to predict the outcome of these matters with certainty, and some lawsuits, claims or proceedings may be disposed or decided unfavorably to us, based upon available information, in the opinion of management, settlements and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at June 29, 2007 are reserved for, covered by insurance or would not have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 25:	SUBSEQUENT EVENT

On July 12, 2007, we notified The Bank of New York, as trustee, that we would redeem all of our outstanding 3.5% Convertible Debentures due 2022 in accordance with the terms of the Indenture dated as of August 26, 2002 between Harris and the trustee. The debentures would have been redeemed for cash on August 20, 2007, at a redemption price of 100 percent of the principal amount of the debentures, plus accrued and unpaid interest to, but not including, the redemption date. However, prior to the date set for redemption, all of the debentures were converted by the holders into shares of our common stock at a conversion rate of 44.2404 shares of common stock for each $1,000 principal amount of debentures, with the exception of debentures in the principal amount of $3,000. This resulted in the issuance by us of 6,594,146 shares of common stock in respect of the debentures converted. On August 20, 2007, we redeemed the remaining debentures in the principal amount of $3,000. Accordingly, no debentures remain outstanding as of August 20, 2007.

QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data is summarized below.

	Quarter Ended				Total
	9-29-06(1)	12-29-06(2)	3-30-07(3)	6-29-07(4)	Year
	(In millions, except per share amounts)

Fiscal 2007
Revenue	$946.8	$1,016.2	$1,072.4	$1,207.6	$4,243.0
Gross profit	305.9	332.5	353.3	380.2	1,371.9
Income before income taxes and minority interest	110.6	143.6	272.1	134.5	660.8
Net income	83.9	94.0	214.9	87.6	480.4
Per share data:
Basic net income per share	.63	.71	1.62	.67	3.63
Diluted net income per share	.60	.67	1.52	.63	3.43
Cash dividends	.11	.11	.11	.11	.44
Stock prices — High	46.35	46.95	52.93	56.50
Low	37.80	39.49	45.85	46.46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended				Total
	9-30-05(5)	12-30-05(6)	3-31-06(7)	6-30-06(8)	Year
	(In millions, except per share amounts)

Fiscal 2006
Revenue	$759.7	$841.6	$881.1	$992.4	$3,474.8
Gross profit	223.1	236.0	293.0	336.9	1,089.0
Income before income taxes	79.6	61.0	111.3	128.9	380.8
Net income	50.3	30.0	72.5	85.1	237.9
Per share data:
Basic net income per share	.38	.23	.54	.64	1.79
Diluted net income per share	.36	.22	.52	.61	1.71
Cash dividends	.08	.08	.08	.08	.32
Stock prices — High	42.48	45.78	49.78	48.85
Low	30.91	36.72	42.17	37.69

(1)	Income before income taxes and minority interest includes a $19.8 million pre-tax ($12.9 million after-tax) write-down of our investment in Terion due to an other-than-temporary impairment.

(2)	Income before income taxes and minority interest includes $1.7 million pre-tax ($1.4 million after-tax) of transaction and integration costs incurred on the combination with Stratex.

(3)	Income before income taxes and minority interest includes a $163.4 million pre-tax ($143.1 million after-tax) gain on the combination transaction with Stratex, which was offset by $26.5 million pre-tax ($13.0 million after-tax and minority interest) of transaction and integration costs incurred on the combination with Stratex; $4.2 million pre-tax ($3.4 million after-tax) of severance and other expenses associated with cost-reduction actions and an $18.9 million pre-tax ($12.3 million after-tax) write-down of capitalized software associated with our decision to discontinue an automation software development effort in our Broadcast Communications segment.

(4)	Income before income taxes and minority interest includes $17.8 million pre-tax ($8.5 million after-tax and minority interest) of transaction and integration costs incurred on the combination with Stratex and $3.3 million pre-tax ($2.6 million after-tax) of severance and other expenses associated with cost-reduction actions in our Broadcast Communications segment.

(5)	Income before income taxes includes $18.0 million ($15.1 million after-tax) in charges associated with consolidating manufacturing locations and other cost-reduction initiatives in our Broadcast Communications segment and $0.2 million ($0.1 million after-tax) in write-downs of our passive investments due to other-than-temporary impairments.

(6)	Income before income taxes includes $35.5 million ($32.4 million after-tax) in inventory write-downs and other charges associated with product discontinuances and the shutdown of manufacturing activities at our Montreal, Canada plant in our Harris Stratex Networks segment; $6.5 million ($6.5 million after-tax) in charges for costs associated with our Broadcast Communications segment’s acquisition of Leitch; $6.2 million ($4.2 million after-tax) in write-downs of our passive investments due to other-than-temporary impairments; a $6.1 million ($4.1 million after-tax) gain from the settlement of intellectual property infringement lawsuits; and $5.2 million ($3.6 million after-tax) in charges associated with consolidating manufacturing locations and other cost-reduction initiatives in our Broadcast Communications segment.

(7)	Income before income taxes includes a $5.4 million ($5.4 million after-tax) charge related to our arbitration with Bourdex; $3.2 million ($2.2 million after-tax) in charges for costs associated with our Broadcast Communications segment’s acquisition of Leitch; $0.8 million ($0.7 million after-tax) in charges associated with consolidating manufacturing locations and other cost-reduction initiatives in our Broadcast Communications segment; and $0.3 million ($0.3 million after-tax) in severance and other charges associated with product discontinuances and the shutdown of manufacturing activities at our Montreal, Canada plant in our Harris Stratex Networks segment.

(8)	Income before income taxes includes $3.8 million ($3.8 million after-tax) in severance and other charges associated with product discontinuances and the shutdown of manufacturing activities at our Montreal, Canada plant in our Harris Stratex Networks segment; $2.2 million ($1.5 million after-tax) in charges for costs associated with our Broadcast Communications segment’s acquisition of Leitch; $1.0 million ($0.6 million after-tax) in charges associated with consolidating manufacturing locations and other cost-reduction initiatives in our Broadcast Communications segment; and $0.5 million ($0.3 million after-tax) in write-downs of our passive investments due to other-than-temporary impairments.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures:  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our controls and procedures with respect to those entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries. As required by Rule 13a-15 under the Exchange Act, as of the end of fiscal 2007 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. During fiscal 2007, we devoted significant effort to comply with the rules on internal control over financial reporting issued pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. This effort expanded upon our long-standing practice of acknowledging management’s responsibility for the establishment and effective operation of internal control through performing self-assessment and monitoring procedures. Based upon this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of fiscal 2007 our disclosure controls and procedures were effective.

(b) Changes in internal control:  We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of acquired business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties, and adding additional monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Evaluation of Internal Control over Financial Reporting.  “Management’s Report on Internal Control Over Financial Reporting” is included within “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Both our management’s assessment and the effectiveness of our internal control over financial reporting were audited by Ernst & Young LLP, our independent registered public accounting firm. Their unqualified report is included within “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a) Identification of Directors:  The information required by this Item, with respect to our directors, is incorporated herein by reference to the discussion under the headings Proposal 1: Election of Directors — Terms Expiring In 2010 and Current Directors Not Up For Election in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 26, 2007, which proxy statement is expected to be filed within 120 days after the end of our 2007 fiscal year.

(b) Identification of Executive Officers:  Certain information regarding our executive officers is included in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant” in accordance with General Instruction G(3) of Form 10-K.

(c) Audit Committee Information; Financial Expert:  The information required by this Item with respect to the Audit Committee of our Board of Directors and Audit Committee financial experts is incorporated herein by reference to the discussion under the headings Board Committees and Committee Charters, Audit Committee and Committee Membership in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held October 26, 2007, which proxy statement is expected to be filed within 120 days after the end of our 2007 fiscal year.

(d) Section 16(a) Beneficial Ownership Reporting Compliance:  The information relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the discussion under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 26, 2007, which proxy statement is expected to be filed within 120 days after the end of our 2007 fiscal year.

(e) Code of Ethics:  All our directors and employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other senior accounting and financial officers, are required to abide by our Standards of Business Conduct. Our Standards of Business Conduct are posted on our website at www.harris.com/business-conduct and are also available free of charge by written request to our Director of Business Conduct, Harris Corporation, 1025 West NASA Boulevard, Melbourne, Florida 32919. We intend to disclose any amendment to, or waiver from, our Standards of Business Conduct granted to any director or officer on the Business Conduct section of our website at www.harris.com/business-conduct within four business days following such amendment or waiver. The information required by this Item with respect to codes of ethics is incorporated herein by reference to the discussion under the heading Standards of Business Conduct in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 26, 2007, which proxy statement is expected to be filed within 120 days after the end of our 2007 fiscal year.

(f) Policy for Nominees:  The information required under Item 407(c)(3) of Regulation S-K is incorporated herein by reference to the discussion concerning procedures by which shareholders may recommend nominees contained under the heading Director Nomination Process and Criteria in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 26, 2007, which proxy statement is expected to be filed within 120 days after the end of our 2007 fiscal year. No material changes to the nominating process have occurred.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item, with respect to compensation of our directors and executive officers, is incorporated herein by reference to the discussion under the headings Director Compensation and Benefits, Executive Compensation and Management Development and Compensation Committee Report in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 26, 2007, which proxy statement is expected to be filed within 120 days after the end of our 2007 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of June 29, 2007 about our common stock that may be issued, whether upon the exercise of options, warrants and rights or otherwise, under our existing equity compensation plans.

Number of shares
remaining available for
	Number of shares to be	Weighted-average	future issuance under
	issued upon exercise	exercise price	equity compensation plans
	of outstanding options,	of outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)(2)	(c)

Equity compensation plans approved by shareholders(1)	5,188,348	$28.50	24,908,171
Equity compensation plans not approved by shareholders	-0-	N/A	-0-

Total	5,188,348	$28.50	24,908,171

(1)	Consists of the Harris Corporation Stock Incentive Plan, the Harris Corporation 2000 Stock Incentive Plan and the Harris Corporation 2005 Equity Incentive Plan. No additional awards may be granted under the Harris Corporation Stock Incentive Plan or the Harris Corporation 2000 Stock Incentive Plan.

(2)	Under the Harris Corporation 2000 Stock Incentive Plan and the Harris Corporation 2005 Equity Incentive Plan, we have granted shares in the form of performance shares, performance share units, restricted stock, restricted stock units, or other similar types of share awards. As of June 29, 2007, there were issued and outstanding 1,186,889 shares of such awards under these plans. Because there is no exercise price associated with performance share awards or restricted share awards which are granted to employees at no cost, such shares are not included in the weighted average exercise price calculation.

See Note 14: Stock Options and Share-Based Compensation in the Notes for a general description of our stock and equity incentive plans.

The other information required by this Item, with respect to security ownership of certain of our beneficial owners and management, is incorporated herein by reference to the discussion under the headings Our Largest Shareholders and Shares Held By Our Directors and Executive Officers in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 26, 2007, which proxy statement is expected to be filed within 120 days after the end of our 2007 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference to the discussion under the headings Director Independence and Related Person Transaction Policy in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 26, 2007, which proxy statement is expected to be filed within 120 days after the end of our 2007 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference to the discussion under the heading Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 26, 2007, which proxy statement is expected to be filed within 120 days after the end of our 2007 fiscal year.

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

Management’s Report on Internal Control Over Financial Reporting	57
Report of Independent Registered Public Accounting Firm	58
Report of Independent Registered Public Accounting Firm	59
Consolidated Statement of Income — Fiscal Years ended June 29, 2007; June 30, 2006; and July 1, 2005	60
Consolidated Balance Sheet — June 29, 2007 and June 30, 2006	61
Consolidated Statement of Cash Flows — Fiscal Years ended June 29, 2007; June 30, 2006; and July 1, 2005	62
Consolidated Statement of Comprehensive Income and Shareholders’ Equity — Fiscal Years ended June 29, 2007; June 30, 2006; and July 1, 2005	63
Notes to Consolidated Financial Statements	64

(2) Financial Statement Schedules:
For each of the Fiscal Years ended June 29, 2007; June 30, 2006; and July 1, 2005
Schedule II — Valuation and Qualifying Accounts	109
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

(2)(a) Stock Purchase Agreement, dated as of May 31, 2007, between Harris Corporation and Netco Government Services, LLC, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2007. (Commission File Number 1-3863)

(2)(b) Amended and Restated Formation, Contribution and Merger Agreement, dated as of December 18, 2006, among Harris Corporation, Stratex Networks, Inc., Harris Stratex Networks, Inc. and Stratex Merger Corp., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2007. (Commission File Number 1-3863)

(2)(c)(i) Arrangement Agreement between Harris Corporation and Leitch Technology Corporation, dated August 31, 2005, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2005. (Commission File Number 1-3863)

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

(3)(ii) By-Laws of Harris Corporation, as amended and restated effective February 23, 2007, incorporated herein by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2007. (Commission File Number 1-3863)

(4)(a) Specimen stock certificate for the Company’s common stock, incorporated herein by reference to Exhibit 4(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004. (Commission File Number 1-3863)

(4)(b)(i) Indenture, dated as of May 1, 1996, between Harris Corporation and The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a Committee of the Board, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-03111, filed with the SEC on May 3, 1996.

(4)(b)(ii) Instrument of Resignation from Trustee and Appointment and Acceptance of Successor Trustee among Harris Corporation, JP Morgan Chase Bank, as Resigning Trustee and The Bank of New York, as Successor Trustee, dated as of November 1, 2002 (effective November 15, 2002), incorporated by reference to Exhibit 99.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2002. (Commission File Number 1-3863)

(4)(c) Indenture, dated as of October 1, 1990, between Harris Corporation and National City Bank, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a Committee of the Board, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-3, Registration Statement No. 33-35315, filed with the SEC on June 8, 1990.

(4)(d) Indenture, dated as of August 26, 2002, between Harris Corporation and The Bank of New York, as Trustee, relating to $150,000,000 of 3.5% Convertible Debentures due 2022, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2002. (Commission File Number 1-3863)

(4)(e) Indenture, dated as of September 3, 2003, between Harris Corporation and The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit 4(b) to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-108486, filed with the SEC on September 3, 2003.

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

(4)(g) Form of the Company’s 5% Notes due 2015, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2005. (Commission File No. 1-3863)

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

(viii) Form of Outside Director Stock Option Agreement (as of 10/27/2000) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit (10)(d)(iii) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001. (Commission File Number 1-3863)

(ix) Performance Share Award Agreement Terms and Conditions (as of 8/26/05) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2005. (Commission File Number 1-3863)

(x) Restoration Stock Option Agreement Terms and Conditions (as of 8/24/01) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(d)(vi) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2003. (Commission File Number 1-3863)

(xi) Restoration Stock Option Agreement Terms and Conditions (as of 10/27/00) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(d)(vii) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2003. (Commission File Number 1-3863)

(xii) Restoration Stock Option Agreement Terms and Conditions (as of 8/22/03) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2003. (Commission File Number 1-3863)

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

*(10)(f)(i) Harris Corporation Retirement Plan (Amended and Restated Effective October 1, 2005), incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2005. (Commission File Number 1-3863)

(ii) Amendment Number One to the Harris Corporation Retirement Plan, dated June 13, 2006, incorporated herein by reference to Exhibit 10(f)(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. (Commission File Number 1-3863)

(iii) Amendment Number Two to the Harris Corporation Retirement Plan, dated December 20, 2006, incorporated herein by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2006. (Commission File Number 1-3863)

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

(iv) Amendment No. 3 to Harris Corporation Supplemental Executive Retirement Plan, dated April 19, 2007. (Commission File Number 1-3863)

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

*(10)(n) Letter Agreement, dated as of December 3, 2004, by and between Harris Corporation and Howard L. Lance, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2004. (Commission File Number 1-3863)

*(10)(o) Offer Letter, dated July 5, 2005, by and between Harris Corporation and Jeffrey S. Shuman, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2005. (Commission File Number 1-3863)

*(10)(p) Letter Agreement, dated as of January 23, 2007, by and between Harris Corporation and Timothy E. Thorsteinson, incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2007. (Commission File Number 1-3863)

(10)(q) Commercial Paper Issuing and Paying Agent Agreement, dated as of March 30, 2005, between Citibank, N.A. and Harris Corporation, incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2005. (Commission File Number 1-3863)

*(10)(r) Supplemental Pension Plan for Howard L. Lance, effective as of October 27, 2006, between Harris Corporation and Howard L. Lance, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2006. (Commission File Number 1-3863)

(10)(s) Investor Agreement, dated as of January 26, 2007, between Harris Corporation and Harris Stratex Networks, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2007. (Commission File Number 1-3863)

(10)(t) Non-Competition Agreement, dated as of January 26, 2007, among Harris Corporation, Stratex Networks, Inc. and Harris Stratex Networks, Inc., incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2007. (Commission File Number 1-3863)

(10)(u) Registration Rights Agreement, dated as of January 26, 2007, between Harris Corporation and Harris Stratex Networks, Inc., incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2007. (Commission File Number 1-3863)

10(v) Commercial Paper Dealer Agreement, dated as of June 12, 2007, between Citigroup Global Markets Inc. and Harris Corporation, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2007. (Commission File Number 1-3863)

10(w) Commercial Paper Dealer Agreement, dated June 13, 2007, between Banc of America Securities LLC and Harris Corporation, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2007. (Commission File Number 1-3863)

10(x) Commercial Paper Dealer Agreement, dated as of June 14, 2007, between SunTrust Capital Markets, Inc. and Harris Corporation, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2007. (Commission File Number 1-3863)

10(y) Enhanced Overnight Share Repurchase Agreement, dated May 8, 2007, between Harris Corporation and Bank of America, N.A., incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2007. (Commission File Number 1-3863)

*(10)(z) Summary of Annual Compensation of Outside Directors, incorporated herein by reference to Exhibit 10(t) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. (Commission File Number 1-3863)

(12) Statement regarding computation of ratio of earnings to fixed charges.

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
Dated:  August 27, 2007

By	/s/ Howard L. Lance
Howard L. Lance
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Howard L. Lance Howard L. Lance		Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 27, 2007
/s/ Gary L. McArthur Gary L. McArthur		Vice President and Chief Financial Officer (Principal Financial Officer)	August 27, 2007
/s/ Lewis A. Schwartz Lewis A. Schwartz		Vice President, Principal Accounting Officer (Principal Accounting Officer)	August 27, 2007
/s/ Thomas A. Dattilo* Thomas A. Dattilo		Director	August 27, 2007
/s/ Terry D. Growcock* Terry D. Growcock		Director	August 27, 2007
/s/ Lewis Hay III* Lewis Hay III		Director	August 27, 2007
/s/ Karen Katen* Karen Katen		Director	August 27, 2007
/s/ Stephen P. Kaufman* Stephen P. Kaufman		Director	August 27, 2007
/s/ Leslie F. Kenne* Leslie F. Kenne		Director	August 27, 2007
/s/ David B. Rickard* David B. Rickard		Director	August 27, 2007
/s/ James C. Stoffel* James C. Stoffel		Director	August 27, 2007
/s/ Gregory T. Swienton* Gregory T. Swienton		Director	August 27, 2007
/s/ Hansel E. Tookes II* Hansel E. Tookes II		Director	August 27, 2007

*By:	/s/ Scott T. Mikuen Scott T. Mikuen Attorney-in-Fact pursuant to a power of attorney

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

HARRIS CORPORATION AND SUBSIDIARIES

(In thousands)

		Col. C
		Additions
	Col. B	(1)	(2)
	Balance at	Charged to	Charged to		Col. D		Col. E
Col. A	Beginning	Costs and	Other Accounts		Deductions —		Balance at
Description	of Period	Expenses	Describe		Describe		End of Period

Year ended June 29, 2007:
Amounts Deducted From					$(95	) (A)
Respective Asset Accounts:					5,053	(B)

Allowances for collection losses	$17,353	$826	$1,539	(C)	$4,958		$14,760

			$110	(A)
			94,000	(C)

Allowances for deferred tax assets.	$70,402	$3,389	$94,110		$—		$167,901

Year ended June 30, 2006:
Amounts Deducted From
Respective Asset Accounts:
					$(334	) (A)
			$896	(C)	5,009	(B)

Allowances for collection losses	$15,791	$5,341	$896		$4,675		$17,353

Allowances for deferred tax assets.	$47,710	$22,692	$—		$—		$70,402

Year ended July 1, 2005:
Amounts Deducted From
Respective Asset Accounts:
					$(758	) (A)
			$3,515	(C)	3,244	(B)

Allowances for collection losses	$12,712	$2,050	$3,515		$2,486		$15,791

Allowances for deferred tax assets.	$38,696	$9,014	$—		$—		$47,710

Note A — Foreign currency translation gains and losses.

Note B — Uncollectible accounts charged off, less recoveries on accounts previously charged off.

Note C — Acquisitions.