Form 10-Q
period 2007-09-28
HARRIS CORP /DE/
filed 2007-11-06
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2007
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of shares outstanding of the registrant’s common stock as of November 2, 2007 was 137,053,886 shares.

HARRIS CORPORATION
FORM 10-Q
For the Quarter Ended September 28, 2007
     This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended
	September 28,	September 29,
	2007	2006
	(In millions, except per share
	amounts)
Revenue from product sales and services	$1,230.5	$946.8

Cost of product sales and services	(849.6)	(640.9)
Engineering, selling and administrative expenses	(216.9)	(169.4)
Non-operating income (loss)	1.7	(18.5)
Interest income	2.0	2.4
Interest expense	(15.1)	(9.8)

Income before income taxes and minority interest	152.6	110.6
Income taxes	(52.8)	(26.7)
Minority interest in Harris Stratex Networks, Inc., net of tax	0.4	—

Net income	$100.2	$83.9

Net income per common share
Basic	$.76	$.63
Diluted	$.73	$.60

Cash dividends paid per common share	$.15	$.11

Basic weighted average shares outstanding	132.6	132.9
Diluted weighted average shares outstanding	137.9	141.7
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 28,	June 29,
	2007	2007(1)
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$343.6	$368.3
Short-term investments	15.1	20.4
Marketable equity securities	35.2	40.5
Receivables	758.1	748.5
Inventories	612.2	556.8
Deferred income taxes	105.9	94.3

Total current assets	1,870.1	1,828.8
Other Assets
Property, plant and equipment	460.7	459.2
Goodwill	1,532.8	1,525.2
Identifiable intangible assets	406.9	417.9
Other assets	180.3	174.9

Total other assets	2,580.7	2,577.2

	$4,450.8	$4,406.0

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$408.5	$410.0
Accounts payable	329.0	350.0
Compensation and benefits	160.1	188.1
Other accrued items	185.6	187.5
Advance payments and unearned income	123.9	128.5
Income taxes payable	43.3	64.2
Current portion of long-term debt	159.4	309.8

Total current liabilities	1,409.8	1,638.1
Other Liabilities
Non-current deferred income taxes	43.0	61.8
Long-term debt	408.1	408.9
Other long-term liabilities	117.3	66.5

Total other liabilities	568.4	537.2
Minority interest in Harris Stratex Networks, Inc.	329.5	326.9
Shareholders’ Equity
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 250,000,000 shares authorized; issued and outstanding 135,939,446 shares at September 28, 2007 and 129,577,704 shares at June 29, 2007	135.9	129.6
Other capital	450.0	283.1
Retained earnings	1,511.5	1,472.5
Accumulated other comprehensive income	45.7	18.6

Total shareholders’ equity	2,143.1	1,903.8

	$4,450.8	$4,406.0

(1)	Derived from audited financial statements.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Quarter Ended
	September 28,	September 29,
	2007	2006
	(In millions)
Operating Activities
Net income	$100.2	$83.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	41.9	27.3
Non-current deferred income tax	7.0	(7.1)
Gain on the sale of securities available-for-sale	(2.1)	—
Minority interest in Harris Stratex Networks, Inc., net of tax	(0.4)	—
(Increase) decrease in:
Accounts and notes receivable	(8.7)	(1.2)
Inventories	(55.4)	(31.1)
Increase (decrease) in:
Accounts payable and accrued expenses	(52.1)	(43.6)
Advance payments and unearned income	(4.6)	(5.0)
Income taxes	18.2	25.0
Other	20.1	6.0

Net cash provided by operating activities	64.1	54.2

Investing Activities
Cash paid for acquired businesses	(1.5)	—
Additions of property, plant and equipment	(22.2)	(21.7)
Additions of capitalized software	(10.3)	(13.3)
Proceeds from the sale of securities available-for-sale	3.1	—
Cash paid for short-term investments available-for-sale	(4.0)	(7.5)
Proceeds from the sale of short-term investments available-for-sale	9.3	120.1

Net cash provided by (used in) investing activities	(25.6)	77.6

Financing Activities
Proceeds from borrowings	2.2	4.1
Repayment of borrowings	(5.9)	(5.3)
Proceeds from exercise of employee stock options	11.8	4.9
Repurchases of common stock	(50.0)	(6.9)
Cash dividends	(20.6)	(14.7)

Net cash used in financing activities	(62.5)	(17.9)

Effect of exchange rate changes on cash and cash equivalents	(0.7)	0.9

Net increase (decrease) in cash and cash equivalents	(24.7)	114.8

Cash and cash equivalents, beginning of year	368.3	181.3

Cash and cash equivalents, end of quarter	$343.6	$296.1

Supplemental disclosure of noncash investing and financing activities:
Common stock issued in exchange for 3.5% convertible debentures, due fiscal 2023	$163.5	$—

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 28, 2007
Note A — Significant Accounting Policies and Recent Accounting Pronouncements
Basis of Presentation
     The accompanying condensed consolidated financial statements of Harris Corporation and its subsidiaries (“Harris,” “Company,” “we,” “our,” and “us” refer to Harris Corporation and its consolidated subsidiaries) have been prepared by Harris, without an audit, in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the quarter ended September 28, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at June 29, 2007 has been derived from the audited financial statements but does not include all the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. We provide complete financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2007 (“Fiscal 2007 Form 10-K”).
     The accompanying condensed consolidated financial statements include 100% of the revenue, expenses, assets and liabilities of our majority-owned subsidiary, Harris Stratex Networks, Inc. (“Harris Stratex Networks”), and the approximately 44 percent ownership interest of the minority stockholders of Harris Stratex Networks is recorded in “Minority interest in Harris Stratex Networks, Inc.” in the accompanying Condensed Consolidated Balance Sheet (Unaudited). Significant intercompany transactions and accounts have been eliminated. References to Harris Stratex Networks include its consolidated subsidiaries.
     The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”), which sets out a consistent framework for preparers to use to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”) uses a two-step approach wherein a tax benefit is recognized if a position is more likely than not to be sustained. The amount of the benefit to be recognized is the largest amount that has a greater than 50 percent likelihood of being ultimately sustained. FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves. We implemented FIN 48 effective June 30, 2007. See additional information in Note L – Income Taxes in these Notes to Condensed Consolidated Financial Statements (Unaudited) for the impact on our financial position of implementing FIN 48.
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

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“Statement 158”), which amends FASB Statements No. 87, “Employers’ Accounting for Pensions;” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits;” No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions;” and No. 132(R), “Employers’ Disclosures about Pension and Other Postretirement Benefits.” In the fourth quarter of fiscal 2007, we adopted the portion of Statement 158 that requires the recognition and disclosure of overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability as described in our Fiscal 2007 Form 10-K. Statement 158 also requires an employer to measure the funded status of a plan as of the date of the employer’s year-end balance sheet, with limited exceptions. This portion of Statement 158 is effective for fiscal years ending after December 15, 2008, which for us will be our fiscal 2009 ending July 3, 2009. Certain of our plans currently have measurement dates that do not coincide with our fiscal year end and thus we will be required to change their measurement dates in fiscal 2009. We do not currently anticipate that the change in measurement dates will materially impact our financial position, results of operations or cash flow.
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
Note B — Stock Options and Share-Based Compensation
     As of September 28, 2007, we had three shareholder-approved share-based incentive plans for employees under which options or other share-based compensation was outstanding, and we had the following types of share-based awards outstanding under these plans: stock options, performance share awards, performance share unit awards, restricted stock awards and restricted stock unit awards. Participants in these plans include former Harris employees who are now employed with Harris Stratex Networks and who had options or awards outstanding at the date of the combination (“Harris Plans”). Additionally, Harris Stratex Networks has a share-based compensation plan that provides for stock options, performance share awards and restricted share awards based on Harris Stratex Networks Class A Common Stock. Harris Stratex Networks also assumed all of the former Stratex Networks, Inc. (“Stratex”) outstanding stock options as of January 26, 2007, as part of the combination with Stratex (“Harris Stratex Networks Plans”). We believe that such awards more closely align the interests of our employees with those of our shareholders. The compensation cost related to our share-based awards that was charged against income was $10.6 million for the quarter ended September 28, 2007, which includes $2.4 million related to Harris Stratex Networks Plans, and $5.6 million for the quarter ended September 29, 2006.
     Grants to Harris employees under the Harris Plans during the first quarter of fiscal 2008 consisted of 974,000 stock option grants, 194,700 performance share awards and 77,000 restricted stock awards. The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option–pricing model which used the following assumptions: expected volatility of 31.22%; expected dividend yield of 1.0%; and expected life in years of 4.26. There were no grants during the first quarter of fiscal 2008 under the Harris Stratex Networks Plans.

Note C — Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
     Total comprehensive income for the quarters ended September 28, 2007 and September 29, 2006 was comprised of the following:

	Quarter Ended
	September 28,	September 29,
	2007	2006
	(In millions)
Net income	$100.2	$83.9
Other comprehensive income (loss):
Foreign currency translation	28.1	5.3
Net unrealized loss on securities available-for-sale, net of income tax	(2.0)	—
Net unrealized gain on hedging derivatives, net of income tax	0.9	0.1
Recognition of pension actuarial losses in net income, net of income tax	0.1	—

Total comprehensive income	$127.3	$89.3

     The components of accumulated other comprehensive income (loss) at September 28, 2007 and June 29, 2007 are as follows:

	September 28,	June 29,
	2007	2007
	(In millions)
Foreign currency translation	$52.4	$24.3
Net unrealized gain on securities available-for-sale, net of income taxes	14.7	16.7
Net unrealized loss on hedging derivatives, net of income taxes	0.9	—
Unrecognized pension obligations, net of income taxes	(22.3)	(22.4)

	$45.7	$18.6

Note D — Receivables
     Receivables are summarized below:

	September 28,	June 29,
	2007	2007
	(In millions)
Accounts receivable	$663.3	$661.6
Unbilled cost from cost-plus contracts	104.4	91.4
Notes receivable due within one year, net	6.4	10.3

	774.1	763.3
Less allowances for collection losses	(16.0)	(14.8)

	$758.1	$748.5

Note E — Inventories
     Inventories are summarized below:

	September 28,	June 29,
	2007	2007
	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$235.0	$209.7
Finished products	126.2	119.9
Work in process	74.2	54.9
Raw materials and supplies	176.8	172.3

	$612.2	$556.8

     Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $58.5 million at September 28, 2007 and $52.8 million at June 29, 2007.

Note F — Property, Plant and Equipment
     Property, plant and equipment are summarized below:

	September 28,	June 29,
	2007	2007
	(In millions)
Land	$12.7	$12.5
Software capitalized for internal use	74.6	68.4
Buildings	336.5	335.8
Machinery and equipment	766.0	776.3

	1,189.8	1,193.0
Less allowances for depreciation and software amortization	(729.1)	(733.8)

	$460.7	$459.2

     Depreciation and software amortization expense related to property, plant and equipment for the quarters ended September 28, 2007 and September 29, 2006 was $25.2 million and $16.7 million, respectively.
Note G — Long-Term Debt
     Long-term debt includes the following:

	September 28,	June 29,
	2007	2007
	(In millions)
5.0% notes, due fiscal 2016	$300.0	$300.0
3.5% convertible debentures, due fiscal 2023	—	149.1
6.35% debentures, due fiscal 2028	150.0	150.0
7.0% debentures, due fiscal 2026	100.0	100.0
Stratex credit facility:
Term loan A	4.2	5.7
Term loan B	12.5	13.8
Other	0.8	0.1

Total debt	567.5	718.7
Less: current portion of long-term debt	(159.4)	(309.8)

Total long-term debt	$408.1	$408.9

     The potential maturities of long-term debt, including the current portion, for the five years following fiscal 2007 and, in total, thereafter are: $158.1 million for the remainder of fiscal 2008; $5.2 million in fiscal 2009; $4.0 million in fiscal 2010; $0.2 million in fiscal 2011; none in fiscal 2012; and $400.0 million thereafter. These potential maturities take into consideration the possibility that the debt holders will exercise put options for our 6.35% Debentures in February 2008. All of our outstanding long-term debt is unsubordinated and unsecured with equal ranking, except that the debt issued by Stratex described below is debt of Harris Stratex Networks Operating Corporation and is not guaranteed by us.
     On September 20, 2005, we completed the issuance of $300 million in aggregate principal amount of 5% Notes due October 1, 2015. We may redeem the notes in whole, or in part, at any time at the “make-whole” redemption price. The “make-whole” redemption price is equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus 15 basis points. In each case, we will pay accrued interest on the principal amount of the notes being redeemed to the redemption date. We incurred $4.1 million in debt issuance costs and discounts related to the issuance of the notes, which are being amortized on a straight-line basis over a ten-year period and reflected as a portion of interest expense in the accompanying Condensed Consolidated Statement of Income (Unaudited).

     In fiscal 2003, we issued $150 million in aggregate principal amount of 3.5% Convertible Debentures due August 2022. On July 12, 2007, we initiated the steps necessary to redeem these debentures on August 20, 2007. However, prior to the date set for redemption, all of the debentures were converted by the holders into shares of our common stock at a conversion rate of 44.2404 shares of common stock for each $1,000 principal amount of debentures, with the exception of debentures in the principal amount of $3,000. This resulted in the issuance by us of 6,594,146 shares of common stock during the first quarter of fiscal 2008 in respect of the debentures converted. On August 20, 2007, we redeemed the remaining debentures in the principal amount of $3,000. Accordingly, no debentures remained outstanding as of August 20, 2007. We incurred $4.8 million in debt issuance costs related to the issuance of the convertible debentures, which costs were amortized on a straight-line basis over a five-year period and reflected as a portion of interest expense in the accompanying Condensed Consolidated Statement of Income (Unaudited).
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
     Prior to the combination with Stratex, Stratex was a party to a credit facility with Silicon Valley Bank, and following the combination, Stratex (now named “Harris Stratex Networks Operating Corporation” and a wholly-owned subsidiary of Harris Stratex Networks), remains a party to the credit facility with Silicon Valley Bank (the “Harris Stratex Networks Credit Facility”). Harris and its subsidiaries (other than Harris Stratex Networks Operating Corporation) are not parties to the Harris Stratex Networks Credit Facility and are not obligated under, or guarantors of, the Harris Stratex Networks Credit Facility. Indebtedness under the Harris Stratex Networks Credit Facility is reflected in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as a result of the consolidation in the consolidated financial statements of the financial results of Harris Stratex Networks. The Harris Stratex Networks Credit Facility allows for revolving credit borrowings of up to $50 million, with available credit defined as $50 million less the outstanding balance of the term loan portion and any usage under the revolving credit portion. As of September 28, 2007, the balance of the term loan portion of the Harris Stratex Networks Credit Facility was $16.7 million (of which $9.2 million is recorded in the current portion of long-term debt) and there was $6.7 million in outstanding standby letters of credit, which are defined as usage under the revolving credit portion of the Harris Stratex Networks Credit Facility. Term Loan A of the Harris Stratex Networks Credit Facility requires monthly principal payments by Harris Stratex Networks Operating Corporation of $0.5 million plus interest at a fixed rate of 6.38% through May 2008. Term Loan B of the Harris Stratex Networks Credit Facility requires monthly principal payments by Harris Stratex Networks Operating Corporation of $0.4 million plus interest at a fixed rate of 7.25% through March 2010. The Harris Stratex Networks Credit Facility agreement contains a minimum tangible net worth covenant and a liquidity ratio covenant. At September 28, 2007, Harris Stratex Networks Operating Corporation was in compliance with these financial covenants.
Note H — Accrued Warranties
     Changes in our warranty liability, which is included as a component of “Other accrued items” on the accompanying Condensed Consolidated Balance Sheet (Unaudited), during the first quarter of fiscal 2008, are as follows:

(In millions)
Balance at June 29, 2007	$37.2
Warranty provision for sales made during the quarter ended September 28, 2007	7.5
Settlements made during the quarter ended September 28, 2007	(5.8)
Other adjustments to the warranty liability, including those for foreign currency translation, during the quarter ended September 28, 2007	—

Balance at September 28, 2007	$38.9

Note I — Net Income Per Diluted Share
     The computations of net income per diluted share are as follows:

	Quarter Ended
	September 28,	September 29,
	2007	2006
	(In millions, except per share
	amounts)
Net income	$100.2	$83.9
Impact of convertible debentures	.5	1.0

Net income used in diluted share calculation(A)	$100.7	$84.9

Basic weighted average shares outstanding	132.6	132.9
Impact of dilutive stock options	2.0	2.2
Impact of convertible debentures	3.3	6.6

Diluted weighted average shares outstanding(B)	137.9	141.7

Net income per diluted share(A)/(B)	$.73	$.60
     In fiscal 2003, we issued $150 million in aggregate principal amount of 3.5% Convertible Debentures due August 2022. Holders of the debentures had the right to convert each of their debentures into shares of our common stock prior to the stated maturity. After giving effect to the adjustment in connection with our March 2005 stock split, the conversion price was adjusted so that a holder would receive 44.2404 shares of our common stock for each $1,000 of debentures surrendered for conversion. This represented a conversion price of $22.625 per share of our common stock. All remaining outstanding debentures were either converted or redeemed during the first quarter of fiscal 2008. See additional information in Note G – Long-Term Debt in these Notes to Condensed Consolidated Financial Statements (Unaudited).
     For purposes of calculating net income per diluted share, the numerator has not been adjusted to consider the effect of potentially dilutive securities of Harris Stratex Networks because the effect would have been antidilutive due to the net loss incurred by Harris Stratex Networks during the quarter ended September 28, 2007.
     Potential dilutive common shares consist primarily of employee stock options. Employee stock options to purchase approximately 970,700 and 15,100 shares on September 28, 2007 and September 29, 2006, respectively, were outstanding, but were not included in the computation of net income per diluted common share because the effect would have been antidilutive as the options’ exercise prices exceeded the average market price.
Note J — Non-Operating Income (Loss)
     The components of non-operating income (loss) are as follows:

	Quarter Ended
	September 28,	September 29,
	2007	2006
	(In millions)
Gain on the sale of securities available-for-sale	$2.1	$—
Write-down of investment for other than temporary decrease in market value	—	(19.8)
Royalty income (expense)	(0.4)	1.3

	$1.7	$(18.5)

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
Note L — Income Taxes
     Our effective tax rate (income taxes as a percentage of income before income taxes and minority interest) was 34.6 percent in the first quarter of fiscal 2008, compared to 24.1 percent in the first quarter of fiscal 2007. In the first quarter of fiscal 2007, a reduction in tax rate resulted from a favorable settlement that was approved by the United States Joint Committee on Taxation and related matters between us and the Internal Revenue Service (“IRS”) concerning the tax audit of fiscal years 2001, 2002 and 2003, which settlement and related matters were in an aggregate amount of $12 million.
     We adopted FIN 48 effective June 30, 2007. FIN 48 generally clarifies and sets forth consistent rules for accounting for uncertain income tax positions in accordance with Statement 109. We recognized an immaterial cumulative-effect adjustment reducing our liability for unrecognized tax benefits, interest and penalties and increasing the June 30, 2007 balance of our retained earnings. The adoption also resulted in a reclassification of certain tax liabilities from current to non-current.
     We file numerous separate and consolidated income tax returns reporting the financial results of Harris Corporation and, where appropriate, our subsidiaries and affiliates, in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal income tax examinations for years prior to fiscal 2005 or to state, local or foreign tax examinations for years prior to fiscal 2001.
     We had $81.2 million of unrecognized tax benefits on June 30, 2007, of which, $25.6 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized.
     We recognize accrued interest and penalties related to unrecognized tax benefits as part of our income tax expense. We had accrued $5.4 million for the potential payment of interest and penalties as of June 30, 2007 and this amount is not included in the $81.2 million of unrecognized tax benefits referenced above.
     We are currently under examination by the IRS for fiscal years 2005 and 2006. Pursuant to the Compliance Assurance Process, the IRS is also examining our current fiscal year, 2008. We are currently under examination by the Canadian Revenue Agency for fiscal years 2003 through 2007 and appealing portions of a Canadian assessment relating to fiscal years 2000 through 2002. We are currently under examination by various state and international tax authorities for fiscal years ranging from 1990 through 2006. It is reasonably possible that there could be a significant decrease or increase to our unrecognized tax benefit balance during the course of the next twelve months as these examinations continue, other tax examinations commence or various statutes of limitations expire. An estimate of the range of possible changes cannot be made because of the significant number of jurisdictions in which we do business and the number of open tax periods.
Note M — Business Segments
     Effective in the first quarter of fiscal 2008, we changed our segment reporting to reflect our new organizational structure. For fiscal 2008, our Defense Programs area, which was previously included in our Government Communications Systems segment, was combined with our RF Communications business, and the combined business is now reported as our Defense Communications and Electronics segment. Our Broadcast Communications and Harris Stratex Networks segments did not change as a result of the adjustments to our organizational structure. Segment information presented herein reflects the impact of these changes for all periods presented. There is no impact on our previously reported statements of income, balance sheet or statements of cash flows resulting from this change.

     We are structured primarily around the markets we serve and operate in four business segments — Defense Communications and Electronics, Government Communications Systems, Broadcast Communications and Harris Stratex Networks. Our Defense Communications and Electronics segment is a worldwide supplier of secure voice and data radio communications products, systems and networks; conducts advanced research studies; and designs, develops and supplies state-of-the-art communications and information networks and equipment, primarily for the U.S. Department of Defense, other Federal and state agencies, allied government defense and peacekeeping forces, and other aerospace and defense companies. Our Government Communications Systems segment develops intelligence, surveillance and reconnaissance solutions; designs and supports information systems for image and other data collection, processing, interpretation, storage and retrieval; and offers engineering, operations and support services, primarily for various agencies of the U.S. Government other than the U.S. Department of Defense and for other aerospace and defense companies. Our Broadcast Communications segment serves the global digital and analog markets, providing video infrastructure and digital media products and solutions, enterprise software systems and solutions, and television and radio transmission equipment and systems. Our Harris Stratex Networks segment offers reliable, flexible, scalable and cost-efficient wireless transmission network solutions, including microwave radio systems and network management software, which are backed by comprehensive services and support, primarily to mobile and fixed telephone service providers, private network operators, government agencies, transportation and utility companies, public safety agencies and broadcast system operators. Within each of our business segments, there are multiple program areas and product lines that aggregate into our four business segments described above.
     The accounting policies of our operating segments are the same as those described in Note 1: “Significant Accounting Policies” in our Fiscal 2007 Form 10-K. We evaluate each segment’s performance based on its “operating income (loss),” which we define as profit or loss from operations before income taxes and minority interest excluding interest income and expense, equity income and gains or losses from securities and other investments. Intersegment sales among our Defense Communications and Electronics, Government Communications Systems and Broadcast Communications segments are transferred at cost to the buying segment and the sourcing segment recognizes a normal profit that is eliminated. Intersegment sales between our Harris Stratex Networks segment and any of our Defense Communications and Electronics, Government Communications Systems and Broadcast Communications segments are recorded as arms length transactions. The “Corporate eliminations” line item in the tables below represents the elimination of intersegment sales and their related profits. “Headquarters expense” represents the portion of corporate expenses not allocated to the business segments.
     Total assets by business segment are summarized below:

	September 28,	June 29,
	2007	2007
	(In millions)
Total Assets
Defense Communications and Electronics	$544.6	$520.6
Government Communications Systems	1,036.0	1,018.6
Broadcast Communications	1,377.3	1,350.0
Harris Stratex Networks	960.8	941.8
Headquarters	532.1	575.0

	$4,450.8	$4,406.0

     Segment revenue, segment operating income (loss) and a reconciliation of segment operating income (loss) to total income before income taxes and minority interest follows:

	Quarter Ended
	September 28,	September 29,
	2007	2006
	(In millions)
Revenue
Defense Communications and Electronics	$429.2	$380.9
Government Communications Systems	489.9	341.7
Broadcast Communications	146.7	139.8
Harris Stratex Networks	172.3	93.6
Corporate eliminations	(7.6)	(9.2)

	$1,230.5	$946.8

Income Before Income Taxes and Minority Interest
Segment Operating Income (Loss):
Defense Communications and Electronics	$131.8	$108.9
Government Communications Systems (1)	42.7	31.6
Broadcast Communications	10.4	8.8
Harris Stratex Networks (2)	(1.0)	7.9
Headquarters expense	(18.6)	(16.4)
Corporate eliminations	(1.3)	(4.3)
Non-operating income (loss) (3)	1.7	(18.5)
Net interest expense	(13.1)	(7.4)

	$152.6	$110.6

(1)	The operating income in our Government Communications Systems segment in the quarter ended September 28, 2007 included $0.6 million in costs associated with the acquisition of Multimax Incorporated (“Multimax”).

(2)	The operating loss in our Harris Stratex Network segment in the quarter ended September 28, 2007 included $8.3 million of integration costs and the impact of a step up in fixed assets related to the combination with Stratex.

(3)	“Non-operating income (loss)” includes equity investment losses, royalties and related intellectual property expenses and write-downs of investments and expenses associated with our selected investments. In the first quarter of fiscal 2007, we recorded a $19.8 million impairment to our investment in Terion, Inc. Additional information regarding non-operating income (loss) is set forth in Note J — Non-Operating Income (Loss) in these Notes to Condensed Consolidated Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Harris Corporation
     We have reviewed the condensed consolidated balance sheet of Harris Corporation and subsidiaries as of September 28, 2007, and the related condensed consolidated statements of income for the quarter ended September 28, 2007 and September 29, 2006, and the condensed consolidated statements of cash flows for the quarter ended September 28, 2007 and September 29, 2006. These financial statements are the responsibility of the Company’s management.
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
     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Harris Corporation and subsidiaries as of June 29, 2007, and the related consolidated statements of income, cash flows, and comprehensive income and shareholders’ equity for the year then ended, not presented herein, and in our report dated August 24, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 29, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Certified Public Accountants
Jacksonville, Florida
November 2, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist in an understanding of Harris. MD&A is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes to Condensed Consolidated Financial Statements (Unaudited) (“Notes”) appearing elsewhere in this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements and MD&A included in our Fiscal 2007 Form 10-K. Except for the historical information contained herein, the discussions in MD&A contain forward-looking statements that involve risks and uncertainties. Our actual results for future periods could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in MD&A under “Forward-Looking Statements and Factors that May Affect Future Results.”
     The following is a list of the sections of MD&A, together with our perspective on the contents of these sections of MD&A, which we hope will make reading these pages more productive:
•	Results of Operations — an analysis of our consolidated results of operations and of the results in each of our four operating segments, to the extent the operating segment results are helpful to an understanding of our business as a whole, for the periods presented in our Condensed Consolidated Financial Statements (Unaudited).

•	Liquidity and Capital Resources — an analysis of cash flows, common stock repurchases, dividend policy, capital structure and resources, off-balance sheet arrangements, commercial commitments and contractual obligations.

•	Critical Accounting Policies and Estimates — information about accounting policies that require critical judgments and estimates and of accounting pronouncements that have been issued but not yet implemented by us and their potential impact.

•	Forward-Looking Statements and Factors that May Affect Future Results — cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.
RESULTS OF OPERATIONS
Highlights
     Operations results for the first quarter of fiscal 2008 include:
•	Net income increased from $83.9 million, or $.60 per diluted share, in the first quarter of fiscal 2007 to $100.2 million, or $.73 per diluted share, in the first quarter of fiscal 2008;

•	Revenue increased 30 percent from $946.8 million in the first quarter of fiscal 2007 to $1,230.5 million in the first quarter of fiscal 2008;

•	Our Defense Communications and Electronics segment achieved revenue growth of 12.7 percent and operating income increased 21.0 percent in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007;

•	Our Government Communications Systems segment revenue increased by 43.4 percent to $489.9 million and operating income increased by 35.1 percent to $42.7 million in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. The first quarter of fiscal 2008 reflects the results of our acquisition of Multimax in the fourth quarter of fiscal 2007;

•	Our Broadcast Communications segment revenue increased 4.9 percent and operating income increased by 18.2 percent to $10.4 million in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007;

•	Our Harris Stratex Networks segment revenue increased 84.1 percent in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 and had an operating loss of $1.0 million in the first quarter of fiscal 2008 compared to operating income of $7.9 million in the first quarter of fiscal 2007. The first quarter of fiscal 2008 reflects the results of the combination with Stratex in the third quarter of fiscal 2007 including $8.3 million of costs associated with the combination;

•	Net cash provided by operating activities was $64.1 million in the first quarter of fiscal 2008 compared to $54.2 million in the first quarter of fiscal 2007.
Consolidated Results of Operations
Revenue and Net Income

	Quarter Ended
	September 28,	September 29,	%
	2007	2006	Inc / (Dec)
	(In millions, except per share amounts and percentages)
Revenue	$1,230.5	$946.8	30.0%
Net income	$100.2	$83.9	19.4%
% of revenue	8.1%	8.9%
Net income per diluted common share	$.73	$.60	21.7%
     Revenue for the quarter ended September 28, 2007 was $1,230.5 million, an increase of 30.0 percent compared to the prior-year quarter. Organic revenue growth for the first quarter of fiscal 2008 was 13 percent. Revenue increased in all four of our business segments in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. The increase in revenue was led by a 43.4 percent increase in our Government Communications System segment primarily as a result of the June 2007 acquisition of Multimax. Our Harris Stratex Networks segment revenue also increased significantly with an 84.1 percent increase over the prior-year quarter primarily as a result of the combination with Stratex. Orders in the first quarter of fiscal 2008 were $1.4 billion, an increase of 24 percent compared to the prior-year quarter.
     Net income for the quarter ended September 28, 2007 was $100.2 million, or $.73 per diluted share, compared to $83.9 million, or $.60 per diluted share, for the quarter ended September 29, 2006. The increase in net income was led by a 21.0 percent increase in our Defense Communications and Electronics segment operating income that primarily resulted from strong sales of our Falcon® tactical radio systems. Our Government Communications System segment also had significant improvement in operating income with a 35.1 percent increase over the first quarter of fiscal 2007 primarily as a result of the acquisition of Multimax. Harris Stratex Networks had an operating loss of $1.0 million in the first quarter of fiscal 2008 compared to operating income of $7.9 million in the prior-year quarter. The operating income in our Harris Stratex Networks segment was adversely impacted by $8.3 million of integration costs associated with the combination with Stratex. Net interest expense increased from $7.4 million in the first quarter of fiscal 2007 to $13.1 million in the first quarter of fiscal 2008 primarily due to increased borrowings related to the acquisition of Multimax and $200 million of cash used to repurchase our common stock in the fourth quarter of fiscal 2007.
     Net income for the quarter ended September 29, 2006 benefited from a reduction in tax rate resulting from a favorable settlement that was approved by the United States Joint Committee on Taxation and related matters between us and the IRS concerning the tax audit of fiscal years 2001, 2002 and 2003, which settlement and related matters were in an aggregate amount of $12 million. The improvement in net income in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 was also a result of a $19.8 million pre-tax ($12.9 million after-tax) impairment in our investment in Terion, Inc. that was recorded during the first quarter of fiscal 2007.
     See the “Discussion of Business Segment Results of Operations” section of this MD&A for further information.
Gross Margin

	Quarter Ended
	September 28,	September 29,	%
	2007	2006	Inc / (Dec)
	(In millions, except percentages)
Revenue	$1,230.5	$946.8	30.0%
Cost of product sales and services	(849.6)	(640.9)	32.6%
Gross margin	$380.9	$305.9	24.5%
% of revenue	31.0%	32.3%

     Our gross margin (revenue less cost of product sales and services) as a percentage of revenue was 31.0 percent in the first quarter of fiscal 2008 compared to 32.3 percent in the first quarter of fiscal 2007. Gross margin as a percent of revenue decreased in our Harris Stratex Networks segment and was also negatively impacted by a larger mix of sales coming from our lower-gross margin Government Communications Systems segment in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. The decrease in gross margin was partially offset by higher margins in our Defense Communications and Electronics segment.
     See the “Discussion of Business Segment Results of Operations” section of this MD&A for further information.
Engineering, Selling and Administrative Expenses

	Quarter Ended
	September 28,	September 29,	%
	2007	2006	Inc / (Dec)
	(In millions, except percentages)
Engineering, selling and administrative expenses	$216.9	$169.4	28.0%
% of revenue	17.6%	17.9%
     Our engineering, selling and administrative expenses increased from $169.4 million in the first quarter of fiscal 2007 to $216.9 million in the first quarter of fiscal 2008. As a percentage of revenue, these expenses decreased from 17.9 percent in the first quarter of fiscal 2007 to 17.6 percent in the first quarter of fiscal 2008. The increase in engineering, selling and administrative expenses was primarily due to the combination with Stratex which occurred in the third quarter of fiscal 2007, the acquisition of Multimax in the fourth quarter of fiscal 2007 and $8.1 million of integration costs incurred during the first quarter of fiscal 2008 related to the Stratex combination and the Multimax acquisition.
     See the “Discussion of Business Segment Results of Operations” section of this MD&A for further information.
Non-Operating Income (Loss)

	Quarter Ended
	September 28,	September 29,	%
	2007	2006	Inc / (Dec)
	(In millions, except percentages)
Non-operating income (loss)	$1.7	$(18.5)	*

*	not meaningful
     We had non-operating income of $1.7 million for the quarter ended September 28, 2007 compared to a non-operating loss of $18.5 million for the quarter ended September 29, 2006. The increase in our non-operating income was primarily due to a $19.8 million write-down of our investment in Terion, Inc., partially offset by a $1.5 million gain from the sale of intellectual property rights, in the first quarter of fiscal 2007. In the first quarter of fiscal 2008, we recorded a $2.1 million gain on the sale of a portion of our investment in AuthenTec, Inc.
Interest Income and Interest Expense

	Quarter Ended
	September 28,	September 29,	%
	2007	2006	Inc / (Dec)
	(In millions, except percentages)
Interest income	$2.0	$2.4	(16.7)%
Interest expense	(15.1)	(9.8)	54.1%
     Our interest income decreased to $2.0 million in the first quarter of fiscal 2008 from $2.4 million in the first quarter of fiscal 2007. Our interest expense increased to $15.1 million in the first quarter of fiscal 2008 from $9.8 million in the first quarter of fiscal 2007 primarily due to increased borrowings related to the acquisition of Multimax on June 15, 2007 and $200 million of cash used to repurchase our common stock in the fourth quarter of fiscal 2007.

Income Taxes

	Quarter Ended
	September 28,	September 29,	%
	2007	2006	Inc / (Dec)
	(In millions, except percentages)
Income taxes	$52.8	$26.7	97.8%
Effective tax rate	34.6%	24.1%
     Our effective tax rate (income taxes as a percentage of income before income taxes and minority interest) was 34.6 percent for the first quarter of fiscal 2008 compared to 24.1 percent for the first quarter of fiscal 2007. In the first quarter of fiscal 2007, the effective tax rate was impacted significantly by a favorable settlement that was approved by the United States Joint Committee on Taxation and related matters between us and the IRS concerning the tax audit of fiscal years 2001, 2002 and 2003, which settlement and related maters were in an aggregate amount of $12 million.
Discussion of Business Segment Results of Operations
     Effective in the first quarter of fiscal 2008, we changed our segment reporting to reflect our new organizational structure. For fiscal 2008, our Defense Programs area, which was previously included in our Government Communications Systems segment, was combined with our RF Communications business, and the combined business is now reported as our Defense Communications and Electronics segment. Our Broadcast Communications and Harris Stratex Networks segments did not change as a result of the adjustments to our organizational structure. Segment information for all periods presented herein reflects the impact of these changes for all periods presented. There is no impact on our previously reported statements of income, balance sheet or statements of cash flows resulting from this change.
Defense Communications and Electronics Segment

	Quarter Ended
	September 28,	September 29,	%
	2007	2006	Inc / (Dec)
	(In millions, except percentages)
Revenue	$429.2	$380.9	12.7%
Segment operating income	131.8	108.9	21.0%
% of revenue	30.7%	28.6%
     Defense Communications and Electronics segment revenue increased 12.7 percent and operating income increased 21.0 percent from the first quarter of fiscal 2007 to the first quarter of fiscal 2008.
     Revenue growth in the first quarter of fiscal 2008 was led by our RF Communications products, with revenue increasing 20 percent compared to the prior-year quarter. Tactical radio demand was strong in both the U.S. Government and international markets and across all product lines, including Falcon II high-frequency (“HF”) and multiband radios and Falcon III handheld radios and vehicular systems.
     Our Falcon II and Falcon III radios are being installed in new Mine Resistant Ambush Protected (“MRAP”) vehicles for the U.S Army, Navy and Marine Corps. During the first quarter of fiscal 2008, we received $26 million in additional MRAP orders from the U.S. Navy. Delivery of MRAP vehicles continues to be a priority for the Pentagon.
     Also during the first quarter of fiscal 2008, we received a $104 million order for Falcon II HF radios and a $42 million order for Falcon II multiband radios from the U.S. Army. We also received $68 million in orders from the U.S. Navy for Falcon II HF and multiband radios and Falcon III handheld radios. In addition, during the first quarter of fiscal 2008, we received a $25 million order to provide the U.S. Marine Corps with remote control systems that allow radio use at a distance up to 3.5 kilometers.
     In the international market, we were awarded a $76 million contract during the first quarter of fiscal 2008 to supply the government of Pakistan with Falcon II HF radios. Orders were also received in the first quarter of fiscal 2008 from the governments of Algeria, Kazakhstan and Saudi Arabia and from the United Arab Emirates Royal Guards.

     In our Defense Programs business, revenue declined 3 percent in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. However, revenue in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 increased on a number of major communications programs, including the Common Data Link (“CDL”) Hawklink program for the U.S. Navy, the U.S. Army Warfighter Information Network-Tactical (“WIN-T”) program, the Lightweight Multiband Satellite Terminal (“LMST”) program for the U.S. Marine Corps, and the Multifunctional Information Distribution System (“MIDS”) terminals program for Department of Defense aircraft. Growth in these programs was offset by a decline in aircraft electronics revenue in the first quarter of fiscal 2008, primarily as a result of the transition of the F-35 Lightning II program from the development phase to the low-rate initial production phase.
Government Communications Systems Segment

	Quarter Ended
	September 28,	September 29,	%
	2007	2006	Inc / (Dec)
	(In millions, except percentages)
Revenue	$489.9	$341.7	43.4%
Segment operating income	42.7	31.6	35.1%
% of revenue	8.7%	9.2%
     Government Communications Systems segment revenue increased 43.4 percent while operating income increased 35.1 percent from the first quarter of fiscal 2007 to the first quarter of fiscal 2008. Organic revenue growth for the first quarter of fiscal 2008 was 16 percent, excluding the impact of the acquisition of Multimax.
     Revenue drivers in the segment for the first quarter of fiscal 2008 included the continued rollout of long-term systems integration contracts, including the Field Data Collection Automation (“FDCA”) program for the U.S. Census Bureau, the Federal Aviation Administration’s (“FAA”) Telecommunications Infrastructure program, and equipment upgrades for the FAA’s Voice Switching and Control System program. The segment also had year-over-year growth in the quarter in classified development programs for national intelligence customers and the Patriot IT services program for the National Reconnaissance Office. Segment revenue also benefited from the U.S. Navy/Marine Corps Intranet (“NMCI”) program and the NETCENTS program for the U.S. Air Force, both part of the Multimax acquisition.
     Government Communications Systems segment operating income in the first quarter of fiscal 2008 was $42.7 million. Operating income benefited from strong year-over-year organic revenue growth, the Multimax acquisition and the renegotiation of pricing on an IT services contract, but was negatively impacted by $23.6 million of additional charges for schedule and cost overruns on commercial satellite reflector programs.
     During the first quarter of fiscal 2008, we were among a number of companies awarded the 5-year ALLIANT Government-Wide Acquisition Contract (“GWAC”) by the U.S. General Services Administration. ALLIANT will allow us to provide integrated IT product and services solutions to support a number of Federal agencies. Also during the first quarter of fiscal 2008, we were awarded a $25 million IT services contract from the U.S. Navy, an $11 million program from the National Oceanic and Atmospheric Administration, and an $8 million follow-on IT services program from the U.S. Army.
Broadcast Communications Segment

	Quarter Ended
	September 28,	September 29,	%
	2007	2006	Inc / (Dec)
	(In millions, except percentages)
Revenue	$146.7	$139.8	4.9%
Segment operating income (loss)	10.4	8.8	18.2%
% of revenue	7.1%	6.3%
     Broadcast Communications segment revenue increased 4.9 percent from the first quarter of fiscal 2007 to the first quarter of fiscal 2008, and operating income increased 18.2 percent from the first quarter of fiscal 2007 to the first quarter of fiscal 2008. The segment is benefiting from cost-reduction actions completed in the prior fiscal year.

     Double-digit revenue growth continued in the first quarter of fiscal 2008 compared to the prior-year quarter in our Video Infrastructure & Digital Media business, which provides systems for routing, master control, networking, test and measurement, multi-image processing, servers and graphics. Revenue in our Software Systems business was slightly higher in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007, while revenue in our Transmission Systems business declined compared to the prior-year quarter due to lower international transmitter sales and the exit from the radio resale business, which occurred during the fourth quarter of fiscal 2007. Sales of digital transmitters improved compared to the prior-year quarter, as broadcasters prepared for the February 2009 Federal Communications Commission-mandated transition to digital broadcast technology.
     We are also benefiting from the Harris ONETM initiative to provide interoperable, end-to-end workflow solutions that span the entire broadcast delivery chain. Our integrated products are focused on the industry’s transition to digital and high-definition services and on emerging media business and advertising models.
     Broadcast Communications segment orders in the first quarter of fiscal 2008 were greater than revenue. Major orders in the quarter included H-Class™ media software for Sony Entertainment Television, OSi-TrafficTM systems for Nexstar Broadcasting Group, NEXIO™ video servers for the American Forces Network and Public Broadcasting System, a significant order for digital signage infrastructure from the Venetian Hotel Macao and an order from the Saudi Arabia Ministry of Culture and Information for products that span our high-definition portfolio.
Harris Stratex Networks Segment

	Quarter Ended
	September 28,	September 29,	%
	2007	2006	Inc / (Dec)
	(In millions, except percentages)
Revenue	$172.3	$93.6	84.1%
Segment operating income (loss)	(1.0)	7.9	*
% of revenue	*	8.4%
Minority interest in Harris Stratex Networks	$0.4	$ n/a	*

*	Not meaningful
     Harris Stratex Networks segment revenue increased 84.1 percent from the first quarter of fiscal 2007 to the first quarter of fiscal 2008 primarily as a result of the combination with Stratex. Organic revenue growth in the first quarter of fiscal 2008 was 7 percent when compared to the prior-year quarter. The segment had an operating loss of $1.0 million in the first quarter of fiscal 2008 compared to operating income of $7.9 million in the first quarter of fiscal 2007. Operating income was adversely impacted by $8.3 million of integration and transaction-related costs associated with the combination with Stratex and the higher mix of lower-margin, low-capacity microwave radio shipments in the quarter.
     Segment orders in the first quarter of fiscal 2008 were higher than revenue and reflected strong demand for wireless infrastructure systems across North America and international markets.
     Demand continues to be driven by geographic footprint expansion, increased bandwidth requirements to support new services such as 3G and WiMAX, and network hardening and interoperability requirements for public safety. New market demand also is coming from the adoption of Internet Protocol (“IP”) network technology, as operators converge voice and data networks to provide more advanced, revenue-producing services at lower costs. Harris Stratex Networks’ portfolio of products delivers software-scalable systems to achieve capacity migration, broad frequency coverage, and network support for both traditional voice and IP traffic.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Quarter Ended
	September 28,	September 29,
	2007	2006
	(In millions)
Net cash provided by operating activities	$64.1	$54.2
Net cash provided by (used in) investing activities	(25.6)	77.6
Net cash used in financing activities	(62.5)	(17.9)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	0.9

Net increase (decrease) in cash and cash equivalents	$(24.7)	$114.8

     Cash and Cash Equivalents: Our cash and cash equivalents decreased $24.7 million from $368.3 million at the end of fiscal 2007 to $343.6 million at the end of the first quarter of fiscal 2008. The decrease was primarily due to $25.6 million of net cash used in investing activities and $62.5 million of net cash used in financing activities, partially offset by $64.1 million in net cash provided by operating activities. We own approximately 56 percent of Harris Stratex Networks, which had a cash balance of $79.3 million included in our consolidated cash and cash equivalents balance of $343.6 million as of September 28, 2007. The $79.3 million balance is available only for Harris Stratex Networks’ general corporate purposes.
     Management currently believes that existing cash, funds generated from operations, sales of marketable securities, our credit facilities and access to the public and private debt and equity markets will be sufficient to provide for our anticipated requirements for working capital, capital expenditures and share repurchases under the current repurchase program for the next 12 months and the foreseeable future. We anticipate tax payments over the next three years to be less than our tax expense during the same period. We anticipate that our fiscal 2008 cash payments may include strategic acquisitions. Other than those noted in the “Commercial Commitments and Contractual Obligations” discussion below in this MD&A, potential acquisitions and repurchases under our share repurchase program, no other significant cash outlays are anticipated during the remainder of fiscal 2008 and thereafter.
     There can be no assurances, however, that our business will continue to generate cash flow at current levels, or that anticipated operational improvements will be achieved. If we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations, we may be required to sell assets, reduce capital expenditures, reduce or terminate our share repurchase program, reduce or eliminate dividends, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make scheduled principal payments or pay interest on or refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense, government, broadcast communications and microwave communications markets and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.
     Net cash provided by operating activities: Our net cash provided by operating activities was $64.1 million in the first quarter of fiscal 2008 compared to $54.2 million in the first quarter of fiscal 2007. Our Defense Communications and Electronics segment and Government Communications Systems segment had improved cash flows for the first quarter of fiscal 2008 compared to the prior-year quarter primarily due to improved operating income. We expect cash flow provided by operating activities in fiscal 2008 to be between $550 million and $600 million.
     Net cash provided by (used in) investing activities: Our net cash used in investing activities was $25.6 million in the first quarter of fiscal 2008 compared to net cash provided by investing activities of $77.6 million in the first quarter of fiscal 2007. Net cash used in investing activities in the first quarter of fiscal 2008 was primarily due to $22.2 million of property, plant and equipment additions and $10.3 million of capitalized software additions. This was partially offset by the net proceeds from the sale of securities and short-term investments available-for-sale of $8.4 million. Our total capital expenditures, including capitalized software, in fiscal 2008 are expected to be in the $140 million to $150 million range. Net cash provided by investing activities in the first quarter of fiscal 2007 was primarily due to the net proceeds from the sale of short-term investments available-for-sale of $112.6 million. This was partially offset by $21.7 million of property, plant and equipment additions and $13.3 million of capitalized software additions.

     Net cash used in financing activities: Our net cash used in financing activities in the first quarter of fiscal 2008 was $62.5 million compared to net cash used in financing activities in the first quarter of fiscal 2007 of $17.9 million. Net cash used in financing activities in the first quarter of fiscal 2008 included payment of $20.6 million of cash dividends and $50.0 million used for repurchases of common stock. These amounts were partially offset by proceeds from the exercise of employee stock options of $11.8 million. The net cash used in financing activities in the first quarter of fiscal 2007 included payment of $14.7 million of cash dividends and $6.9 million used for the repurchase of common stock. These amounts were partially offset by proceeds from the exercise of employee stock options of $4.9 million.
Common Stock Repurchases
     During the first quarter of fiscal 2008, we used $50 million to repurchase 882,358 shares of our common stock under our current repurchase program at an average price per share of $56.67 including commissions. During the first quarter of fiscal 2007, we used $6.9 million to repurchase 160,000 shares of our common stock under our prior repurchase program at an average price per share of $43.06 including commissions. Shares repurchased by us are cancelled and retired.
     As of September 28, 2007 we remain authorized to repurchase $350 million of our common stock under our repurchase program. While this program does not have a stated expiration date, management currently expects to repurchase during fiscal 2008 and 2009 the remaining $350 million of our common stock authorized to be repurchased under our repurchase program. We currently expect that these repurchases will more than offset the dilutive effect of shares to be issued under our share-based incentive plans. Additional information regarding share repurchases during the first quarter of fiscal 2008 and our repurchase program is set forth in this Quarterly Report on Form 10-Q under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
Dividend Policy
     On August 25, 2007, our Board of Directors declared a quarterly common stock dividend of $0.15 per share, for an annualized rate of $0.60 per share, which was our sixth consecutive annual increase in our quarterly dividend rate. Our annual common stock dividend was $0.44 per share in fiscal 2007. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board may deem relevant. There can be no assurances that our quarterly dividend will continue to increase or that dividends will be paid at all in the future.
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

All amounts borrowed or outstanding under the Credit Agreement are due and mature on March 31, 2010, unless the commitments are terminated earlier either at our request or if certain events of default occur. At September 28, 2007, we had $400 million of commercial paper outstanding, which is backed by the Credit Agreement. We expect to refinance the commercial paper with long-term debt during the second quarter of fiscal 2008.
     On September 20, 2005, we completed the issuance of $300 million in aggregate principal amount of 5% Notes due October 1, 2015. Interest on the notes is payable on April 1 and October 1 of each year. We may redeem the notes in whole, or in part, at any time at the “make-whole” redemption price. The “make-whole” redemption price is equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus 15 basis points. In each case, we will pay accrued interest on the principal amount of the notes being redeemed to the redemption date. We incurred $4.1 million in debt issuance costs and discounts related to the issuance of the notes, which are being amortized on a straight-line basis over a ten-year period and reflected as a portion of interest expense in the accompanying Condensed Consolidated Statement of Income (Unaudited).
     In fiscal 2003, we issued $150 million in aggregate principal amount of 3.5% Convertible Debentures due August 2022. These debentures were convertible into shares of our common stock at a conversion price of $22.625 during any calendar quarter if the closing price of our common stock, for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the prior calendar quarter, was more than $24.8875, and in certain other circumstances. On July 12, 2007, we initiated the steps necessary to redeem these debentures on August 20, 2007. However, prior to the date set for redemption, all of the debentures were converted by the holders into shares of our common stock at a conversion rate of 44.2404 shares of common stock for each $1,000 principal amount of debentures, with the exception of debentures in the principal amount of $3,000. This resulted in the issuance by us of 6,594,146 shares of common stock during the first quarter of fiscal 2008 in respect of the debentures converted. On August 20, 2007, we redeemed the remaining debentures in the principal amount of $3,000. Accordingly, no debentures remained outstanding as of August 20, 2007.
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
     Prior to the combination with Stratex, Stratex was a party to a credit facility with Silicon Valley Bank, and following the combination, Stratex (now named “Harris Stratex Networks Operating Corporation” and a wholly-owned subsidiary of Harris Stratex Networks), remains a party to the credit facility with Silicon Valley Bank (the “Harris Stratex Networks Credit Facility”). Harris and its subsidiaries (other than Harris Stratex Networks Operating Corporation) are not parties to the Harris Stratex Networks Credit Facility and are not obligated under, or guarantors of, the Harris Stratex Networks Credit Facility. Indebtedness under the Harris Stratex Networks Credit Facility is reflected in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as a result of the consolidation in the consolidated financial statements of the financial results of Harris Stratex Networks. The Harris Stratex Networks Credit Facility allows for revolving credit borrowings of up to $50 million, with available credit defined as $50 million less the outstanding balance of the term loan portion and any usage under the revolving credit portion. As of September 28, 2007, the balance of the term loan portion of the Harris Stratex Networks Credit Facility was $16.7 million (of which $9.2 million is recorded in the current portion of long-term debt) and there was $6.7 million in outstanding standby letters of credit, which are defined as usage under the revolving credit portion of the Harris Stratex Networks Credit Facility. Term Loan A of the Harris Stratex Networks Credit Facility requires monthly principal payments by Harris Stratex Networks Operating Corporation of $0.5 million plus interest at a fixed rate of 6.38 percent through May 2008. Term Loan B of the Harris Stratex Networks Credit Facility requires monthly principal payments by Harris Stratex Networks Operating Corporation of $0.4 million plus interest at a fixed rate of 7.25 percent through March 2010. The Harris Stratex Networks Credit Facility agreement contains a minimum tangible net worth covenant and a liquidity ratio covenant. At September 28, 2007, Harris Stratex Networks Operating Corporation was in compliance with these financial covenants.

     We have uncommitted short-term lines of credit from various international banks. These lines provide for borrowings at various interest rates, typically may be terminated upon notice, may be used on such terms as mutually agreed to by the banks and us and are reviewed annually for renewal or modification. These lines do not require compensating balances. We have a short-term commercial paper program in place, which we may utilize to satisfy short-term cash requirements. There was $400 million outstanding under the commercial paper program at September 28, 2007.
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
     Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of September 28, 2007, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. In addition, we are not currently a party to any related party transactions that materially affect our financial position, results of operations or cash flows.

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
Commercial Commitments and Contractual Obligations
     The amounts disclosed in our Fiscal 2007 Form 10-K include our commercial commitments and contractual obligations. During the quarter ended September 28, 2007, other than the aforementioned conversion of our 3.5% convertible debentures in the aggregate principal amount of $149.1 million to common stock, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our Fiscal 2007 Form 10-K.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1: “Significant Accounting Policies” in our Notes to Consolidated Financial Statements included in our Fiscal 2007 Form 10-K. Critical accounting policies and estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies and estimates for us include: (i) revenue recognition on development and production contracts and contract estimates, (ii) provisions for excess and obsolete inventory losses, (iii) impairment testing of goodwill, (iv) income taxes and tax valuation allowances, and (v) assumptions used to record stock option and share-based compensation. For additional discussion of our critical accounting policies and estimates, see our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2007 Form 10-K.
Impact Of Recently Issued Accounting Pronouncements
     As described in Note A — Significant Accounting Policies and Recent Accounting Pronouncements in the Notes, there are accounting pronouncements that have recently been issued but not yet implemented by us. Note A includes a description of the potential impact that these pronouncements are expected to have on our financial position, results of operations and cash flows.
FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new products, services or developments; future economic conditions, performance or outlook; the outcome of contingencies; the potential level of share repurchases; the value of our contract awards and programs; expected cash flows or capital expenditures; our beliefs or expectations; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q. Forward-looking statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The following are some factors we believe could cause our actual results to differ materially from expected or historical results.

•	We participate in markets that are often subject to uncertain economic conditions, which makes it difficult to estimate growth in our markets and, as a result, future income and expenditures.

•	We depend on the U.S. Government for a significant portion of our revenue, and the loss of this relationship or a shift in U.S. Government funding priorities could have adverse consequences on our future business.

•	We depend significantly on our U.S. Government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited. The termination or failure to fund one or more of these contracts could have an adverse impact on our business.

•	We enter into fixed-price contracts that could subject us to losses in the event of cost overruns.

•	We derive a substantial portion of our revenue from international operations and are subject to the risks of doing business internationally, including fluctuations in currency exchange rates.

•	Our future success will depend on our ability to develop new products that achieve market acceptance.

•	We cannot predict the consequences of future geo-political events, but they may affect adversely the markets in which we operate, our ability to insure against risks, our operations or our profitability.

•	We have made, and may continue to make, strategic acquisitions that involve significant risks and uncertainties.

•	The inability of our subcontractors to perform, or our key suppliers to deliver our components or products, could cause our products to be produced in an untimely or unsatisfactory manner.

•	Third parties have claimed in the past and may claim in the future that we are infringing upon their intellectual property rights, and third parties may infringe upon our intellectual property rights.

•	The outcome of litigation or arbitration in which we are involved is unpredictable and an adverse decision in any such matter could have a material adverse effect on our financial position and results of operations.

•	We are subject to customer credit risk.

•	Developing new technologies entails significant risks and uncertainties.

•	Changes in our effective tax rate may have an adverse effect on our results of operations.

•	Our consolidated financial results may be impacted by Harris Stratex Networks’ financial results, which may vary significantly and be difficult to forecast.

•	We have significant operations in Florida, California and other locations that could be materially and adversely impacted in the event of a natural disaster.

•	Changes in future business conditions could cause business investments and/or recorded goodwill to become impaired, resulting in substantial losses and write-downs that would reduce our results of operations.

•	In order to be successful, we must attract and retain key employees, and failure to do so could seriously harm us.
     Additional details and discussions concerning some of the factors that could affect our forward-looking statements or future results are set forth in our Fiscal 2007 Form 10-K under Item 1A. “Risk Factors.” The foregoing list of factors and the factors set forth in Item 1A. “Risk Factors” included in our Fiscal 2007 Form 10-K and in Part II. Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q are not exhaustive. Additional risks and uncertainties not known to us or that we currently believe not to be material also may adversely impact our operations and financial position. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition, cash flows and results of operations. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date hereof and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements or to update the reasons actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise. For further information concerning risk factors, see Part II. Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.
     Foreign Exchange and Currency: We use foreign exchange contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers, and intercompany loans. We believe the use of foreign currency financial instruments should reduce the risks that arise from doing business in international markets. At September 28, 2007, we had open foreign exchange contracts with a notional amount of $120.3 million, of which $53.3 million were classified as cash flow hedges, $24.6 million were classified as fair value hedges and $42.4 million were not designated as hedges under the provisions of Statement 133. This compares to open foreign exchange contracts with a notional amount of $107.2 million as of June 29, 2007, of which $29.8 million were classified as cash flow hedges, $40.0 million were classified as fair value hedges and $37.4 million were not designated as hedges under the provisions of Statement 133. At September 28, 2007, contract expiration dates ranged from less than one month to 15 months with a weighted average contract life of approximately 2 months.
     More specifically, the foreign exchange contracts classified as cash flow hedges are primarily being used to hedge currency exposures from cash flows anticipated in our Harris Stratex Networks segment related to customer orders denominated in non-functional currencies that are currently in backlog and in our Defense Communications and Electronics segment related to programs in the U.K. and Canada. We have hedged the forecasted cash flows related to payments made to our U.S. operations to maintain our anticipated profit margins. We have also hedged U.S. dollar payments to suppliers to maintain our anticipated profit margins. As of September 28, 2007, we estimated that a pre-tax gain of less than $1.4 million would be reclassified into net income from comprehensive income within the next 15 months related to these cash flow hedges.
     The net loss included in our net income in the first quarter of fiscal 2008 and the first quarter of fiscal 2007 representing the amount of fair value and cash flow hedges ineffectiveness was not material. No amounts were recognized in our net income in the first quarter of fiscal 2008 or the first quarter of fiscal 2007 related to the component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. In addition, no amounts were recognized in our net income in the first quarter of fiscal 2008 or the first quarter of fiscal 2007 related to hedged firm commitments that no longer qualify as fair value hedges. All of these derivatives were recorded at their fair value on the balance sheet in accordance with Statement 133.
     Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for our foreign currency derivatives held at September 28, 2007 would have an impact of approximately $3.8 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.
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

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage those entities, our controls and procedures with respect to those entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries. As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal quarter ended September 28, 2007, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our senior management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the fiscal quarter ended September 28, 2007 our disclosure controls and procedures were effective.
     (b) Changes in internal control: We periodically review our system of internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we periodically review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of acquired business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties, and adding additional monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 28, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     Not Applicable.
Item 1A. Risk Factors.
     Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows and financial condition set forth under Item 1A. “Risk Factors” in our Fiscal 2007 Form 10-K. We do not believe that there have been any material changes to the risk factors previously disclosed in our Fiscal 2007 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
     During the first quarter of fiscal 2008, we repurchased 882,358 shares of our common stock at an average price per share of $56.64 under our current repurchase program. During the first quarter of fiscal 2007, we repurchased 160,000 shares of our common stock at an average price per share of $43.03 under our prior repurchase program. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at the discretion of management and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired.

     The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended September 28, 2007:

			Total number of shares	Maximum approximate
			purchased as part of	dollar value of shares that
	Total number of	Average price paid	publicly announced	may yet be purchased under
Period*	shares purchased	per share	plans or programs (1)	the plans or programs (1)
Month No. 1
(June 30, 2007—July 27, 2007)
Repurchase Programs (1)	None	n/a	None	$400,102,537
Employee Transactions (2)	6,801	$57.54	n/a	n/a

Month No. 2
(July 28, 2007—August 24, 2007)
Repurchase Programs (1)	882,358	$56.64	882,358	$350,129,744
Employee Transactions (2)	122,051	$58.84	n/a	n/a

Month No. 3
(August 25, 2007—September 28, 2007)
Repurchase Programs (1)	None	n/a	None	$350,129,744
Employee Transactions (2)	168,589	$60.21	n/a	n/a

Total	1,179,799	$57.38	882,358	$350,129,744

*	Periods represent our fiscal months.

(1)	On April 27, 2007, our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $600 million of our stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. This new share repurchase program does not have a stated expiration date. All repurchases made in the quarter ended September 28, 2007 under this program were made in open-market transactions. This new share repurchase program is expected to result in repurchases in excess of offsetting the dilutive effect of shares issued under our share-based incentive plans. However, the level of repurchases also depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors our Board of Directors may deem relevant. As a matter of policy, we do not repurchase shares during the period beginning on the 15th day of the third month of a fiscal quarter and ending two days following the public release of earnings and financial results for such fiscal quarter.

(2)	Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised stock options, (b) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance shares or restricted shares which vested during the quarter, (c) performance or restricted shares returned to us upon the retirement or employment termination of employees, or (d) shares of our common stock purchased by the trustee of the Harris Corporation Master Rabbi Trust at our direction to fund obligations under our deferred compensation plans. Our share-based incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.
Sales of Unregistered Securities
     During the first quarter of fiscal 2008, we did not issue or sell any unregistered equity securities.
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

(g) Pursuant to Regulation S-K Item 601 (b)(4)(iii), Registrant by this filing agrees, upon request, to furnish to the SEC a copy of other instruments defining the rights of holders of long-term debt of the Company.

(10)	*(a) Form of Stock Option Award Agreement Terms and Conditions (as of June 30, 2007) for grants under the Harris Corporation 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2007. (Commission File Number 1-3863)

*(b) Form of Performance Share Award Agreement Terms and Conditions (as of June 30, 2007) for grants under the Harris Corporation 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2007. (Commission File Number 1-3863)

*(c) Form of Performance Share Unit Award Agreement Terms and Conditions (as of June 30, 2007) for grants under the Harris Corporation 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2007. (Commission File Number 1-3863)

*(d) Form of Restricted Stock Award Agreement Terms and Conditions (as of June 30, 2007) for grants under the Harris Corporation 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2007. (Commission File Number 1-3863)

*(e) Form of Restricted Stock Unit Award Agreement Terms and Conditions (as of June 30, 2007) for grants under the Harris Corporation 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2007. (Commission File Number 1-3863)

*(f)(i) Harris Corporation Retirement Plan (Amended and Restated Effective July 1, 2007). (Commission File Number 1-3863)

(ii) Amendment No. 1 to the Harris Corporation Retirement Plan, dated July 24, 2007. (Commission File Number 1-3863)

(iii) Amendment No. 2 to the Harris Corporation Retirement Plan, dated September 19, 2007. (Commission File Number 1-3863)

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

HARRIS CORPORATION (Registrant)
Date: November 6, 2007	By:	/s/ Gary L. McArthur
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

(g) Pursuant to Regulation S-K Item 601 (b)(4)(iii), Registrant by this filing agrees, upon request, to furnish to the SEC a copy of other instruments defining the rights of holders of long-term debt of the Company.

(10)	*(a) Form of Stock Option Award Agreement Terms and Conditions (as of June 30, 2007) for grants under the Harris Corporation 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2007. (Commission File Number 1-3863)

Exhibit No.
Under Reg. S-K,
Item 601	Description
*(b) Form of Performance Share Award Agreement Terms and Conditions (as of June 30, 2007) for grants under the Harris Corporation 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2007. (Commission File Number 1-3863)

*(c) Form of Performance Share Unit Award Agreement Terms and Conditions (as of June 30, 2007) for grants under the Harris Corporation 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2007. (Commission File Number 1-3863)

*(d) Form of Restricted Stock Award Agreement Terms and Conditions (as of June 30, 2007) for grants under the Harris Corporation 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2007. (Commission File Number 1-3863)

*(e) Form of Restricted Stock Unit Award Agreement Terms and Conditions (as of June 30, 2007) for grants under the Harris Corporation 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2007. (Commission File Number 1-3863)

*(f)(i) Harris Corporation Retirement Plan (Amended and Restated Effective July 1, 2007). (Commission File Number 1-3863)

(ii) Amendment No. 1 to the Harris Corporation Retirement Plan, dated July 24, 2007. (Commission File Number 1-3863)

(iii) Amendment No. 2 to the Harris Corporation Retirement Plan, dated September 19, 2007. (Commission File Number 1-3863)

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