Form 10-Q
period 2007-12-28
HARRIS CORP /DE/
filed 2008-02-05
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2007
or
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
Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
The number of shares outstanding of the registrant’s common stock as of February 1, 2008 was 136,499,773 shares.

HARRIS CORPORATION
FORM 10-Q
For the Quarter Ended December 28, 2007
     This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended		Two Quarters Ended
	December 28,	December 29,	December 28,	December 29,
	2007	2006	2007	2006
	(In millions, except per share amounts)
Revenue from product sales and services	$1,317.7	$1,016.2	$2,548.2	$1,963.0

Cost of product sales and services	(908.2)	(683.7)	(1,757.8)	(1,324.6)
Engineering, selling and administrative expenses	(230.3)	(181.4)	(447.2)	(350.8)
Non-operating income (loss)	4.2	(0.2)	5.9	(18.7)
Interest income	1.6	2.5	3.6	4.9
Interest expense	(13.8)	(9.8)	(28.9)	(19.6)

Income before income taxes and minority interest	171.2	143.6	323.8	254.2
Income taxes	(57.3)	(49.6)	(110.1)	(76.3)
Minority interest in Harris Stratex Networks, Inc., net of tax	0.4	—	0.8	—

Net income	$114.3	$94.0	$214.5	$177.9

Net income per common share
Basic	$.84	$.71	$1.60	$1.34
Diluted	$.83	$.67	$1.56	$1.27

Cash dividends paid per common share	$.15	$.11	$.30	$.22

Basic weighted average shares outstanding	135.7	132.9	133.9	132.9
Diluted weighted average shares outstanding	137.6	141.6	137.7	141.6
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	December 28,	June 29,
	2007	2007(1)
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$371.6	$368.3
Short-term investments	10.0	20.4
Marketable equity securities	53.3	40.5
Receivables	808.4	748.5
Inventories	613.1	556.8
Deferred income taxes	103.6	94.3

Total current assets	1,960.0	1,828.8
Other Assets
Property, plant and equipment	467.4	459.2
Goodwill	1,544.4	1,525.2
Identifiable intangible assets	396.7	417.9
Other assets	182.7	174.9

Total other assets	2,591.2	2,577.2

	$4,551.2	$4,406.0

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$53.5	$410.0
Accounts payable	374.3	350.0
Compensation and benefits	150.5	188.1
Other accrued items	191.9	187.5
Advance payments and unearned income	139.5	128.5
Income taxes payable	4.6	64.2
Current portion of long-term debt	107.1	309.8

Total current liabilities	1,021.4	1,638.1
Other Liabilities
Non-current deferred income taxes	39.1	61.8
Long-term debt	832.5	408.9
Other long-term liabilities	116.9	66.5

Total other liabilities	988.5	537.2
Minority interest in Harris Stratex Networks, Inc.	332.4	326.9
Shareholders’ Equity
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 250,000,000 shares authorized; issued and outstanding 135,438,578 shares at December 28, 2007 and 129,577,704 shares at June 29, 2007	135.4	129.6
Other capital	451.6	283.1
Retained earnings	1,566.9	1,472.5
Accumulated other comprehensive income	55.0	18.6

Total shareholders’ equity	2,208.9	1,903.8

	$4,551.2	$4,406.0

(1)	Derived from audited financial statements.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Two Quarters Ended
	December 28,	December 29,
	2007	2006
	(In millions)
Operating Activities
Net income	$214.5	$177.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	84.2	54.8
Share-based compensation	19.3	11.7
Non-current deferred income tax	6.5	(7.3)
Gain on the sale of securities available-for-sale	(2.1)	—
Minority interest in Harris Stratex Networks, Inc., net of tax	(0.8)	—
(Increase) decrease in:
Accounts and notes receivable	(56.6)	23.9
Inventories	(54.1)	(33.3)
Increase (decrease) in:
Accounts payable and accrued expenses	(18.0)	(53.0)
Advance payments and unearned income	11.0	24.3
Income taxes	(22.9)	(12.4)
Other	7.8	(4.3)

Net cash provided by operating activities	188.8	182.3

Investing Activities
Cash paid for acquired businesses	(12.8)	—
Additions of property, plant and equipment	(49.1)	(38.8)
Additions of capitalized software	(19.0)	(23.9)
Proceeds from the sale of securities available-for-sale	3.1	—
Cash paid for short-term investments available-for-sale	(4.3)	(82.7)
Proceeds from the sale of short-term investments available-for-sale	14.7	195.3

Net cash provided by (used in) investing activities	(67.4)	49.9

Financing Activities
Proceeds from borrowings	397.0	11.0
Repayment of borrowings	(388.7)	(12.9)
Payment of treasury lock	(8.9)	—
Proceeds from exercise of employee stock options	24.1	9.4
Repurchases of common stock	(100.0)	(26.4)
Cash dividends	(41.1)	(29.4)

Net cash used in financing activities	(117.6)	(48.3)

Effect of exchange rate changes on cash and cash equivalents	(0.5)	2.7

Net increase in cash and cash equivalents	3.3	186.6

Cash and cash equivalents, beginning of year	368.3	181.3

Cash and cash equivalents, end of quarter	$371.6	$367.9

Supplemental disclosure of noncash investing and financing activities:
Common stock issued in exchange for 3.5% convertible debentures, due fiscal 2023	$163.5	$—

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 28, 2007
Note A — Significant Accounting Policies and Recent Accounting Pronouncements
Basis of Presentation
     The accompanying condensed consolidated financial statements of Harris Corporation and its subsidiaries (“Harris,” “Company,” “we,” “our,” and “us” refer to Harris Corporation and its consolidated subsidiaries) have been prepared by Harris, without an audit, in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the quarter and two quarters ended December 28, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at June 29, 2007 has been derived from the audited financial statements but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. We provide complete financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2007 (“Fiscal 2007 Form 10-K”).
     The accompanying condensed consolidated financial statements include 100 percent of the revenue, expenses, assets and liabilities of our majority-owned subsidiary, Harris Stratex Networks, Inc. (“Harris Stratex Networks”), and the approximately 44 percent ownership interest of the minority stockholders of Harris Stratex Networks is recorded in “Minority interest in Harris Stratex Networks, Inc.” in the accompanying Condensed Consolidated Balance Sheet (Unaudited). Significant intercompany transactions and accounts have been eliminated. References to Harris Stratex Networks include its consolidated subsidiaries.
     The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”), which sets out a consistent framework for preparers to use to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”) uses a two-step approach wherein a tax benefit is recognized if a position is more likely than not to be sustained. The amount of the benefit to be recognized is the largest amount that has a greater than 50 percent likelihood of being ultimately sustained. FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves. We implemented FIN 48 effective June 30, 2007. See additional information in Note M — Income Taxes in these Notes to Condensed Consolidated Financial Statements (Unaudited) for the impact on our financial position of implementing FIN 48.
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

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“Statement 158”), which amends FASB Statements No. 87, “Employers’ Accounting for Pensions;” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits;” No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions;” and No. 132(R), “Employers’ Disclosures about Pension and Other Postretirement Benefits.” In the fourth quarter of fiscal 2007, we adopted the portion of Statement 158 that requires the recognition and disclosure of overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability as described in our Fiscal 2007 Form 10-K. Statement 158 also requires an employer to measure the funded status of a plan as of the date of the employer’s year-end balance sheet, with limited exceptions. This portion of Statement 158 is effective for fiscal years ending after December 15, 2008, which for us will be our fiscal 2009, which ends July 3, 2009. Certain of our plans currently have measurement dates that do not coincide with our fiscal year end and thus we will be required to change their measurement dates in fiscal 2009. We do not currently anticipate that the change in measurement dates will materially impact our financial position, results of operations or cash flows.
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
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“Statement 141R”). Statement 141R requires that, upon a business combination, the acquired assets, assumed liabilities, contractual contingencies and contingent liabilities, be recognized and measured at their fair value at the acquisition date. Statement 141R also requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred. In addition, Statement 141R requires that acquired in-process research and development be measured at fair value and capitalized as an indefinite-lived intangible asset, and it is therefore not subject to amortization until the project is completed or abandoned. Statement 141R also requires changes in deferred tax asset valuation allowances and acquired income tax uncertainties that are recognized after the measurement period be recognized in income tax expense. Statement 141R is to be applied prospectively and is effective for fiscal years beginning on or after December 15, 2008, which for us will be our fiscal 2010.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“Statement 160”). Statement 160 requires that noncontrolling interests (previously referred to as minority interests) be clearly identified and presented as a component of equity, separate from the parent’s equity. Statement 160 also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; that changes in ownership interest be accounted for as equity transactions; and that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in that subsidiary and the gain or loss on the deconsolidation of that subsidiary be measured at fair value. Statement 160 is to be applied prospectively, except for the presentation and disclosure requirements (which are to be applied retrospectively for all periods presented) and is effective for fiscal years beginning after December 15, 2008, which for us will be our fiscal 2010. We are currently evaluating the impact Statement 160 may have on our financial position, results of operations and cash flows.
Note B — Ownership in Harris Stratex Networks
     On January 26, 2007, we completed the combination of our former Microwave Communications Division with Stratex Networks, Inc. (“Stratex”), a publicly-traded provider of high-speed wireless transmission systems, to form Harris Stratex Networks. Pursuant to the combination with Stratex, each share of Stratex common stock was converted into one-fourth of a share of Harris Stratex Networks Class A common stock. As a result of the transaction, 24,782,153 shares of Harris Stratex Networks Class A common stock were issued to the former holders of Stratex common stock and Stratex became a wholly-owned subsidiary of Harris Stratex Networks. In the combination transaction, we contributed the assets of our Microwave Communications Division, including $32.1 million in cash, and, in exchange Harris Stratex Networks assumed substantially all of the liabilities related to our Microwave Communications Division and issued 32,913,377 shares of Harris Stratex Networks Class B common stock to us. As a result of these transactions, we initially owned approximately 57 percent of Harris Stratex Networks’ outstanding stock and the minority stockholders owned approximately 43 percent of Harris Stratex Networks’ outstanding stock. Harris Stratex Networks is a publicly-traded company listed on the NASDAQ Global Market under the symbol “HSTX.” Harris Stratex Networks results of operations, which include Stratex results of operations, have been included in the accompanying Condensed Consolidated Statements of Income and Cash Flows since the combination date of January 26, 2007, with appropriate elimination of the minority interest.

     We recognized a $163.4 million gain on the combination with Stratex calculated as follows:

57% of the fair value of Stratex	$281.3
Contribution of Harris Microwave Communications Division assets and liabilities to the former shareholders of Stratex	(117.9)

Gain on the combination with Stratex	$163.4

     The fair value of Harris Microwave Communications Division assets and liabilities was determined based on the fair value of Stratex shares received as this amount was more readily measurable as Stratex was a publicly-traded company. The $281.3 million fair value of Stratex was calculated based on the market capitalization of Stratex, using the Stratex stock price as reported on the NASDAQ Global Market on the date of the transaction of approximately $493 million, multiplied by 57 percent (the percentage of Harris Stratex Networks owned by Harris). The $117.9 million contribution of Harris Microwave Communications Division assets and liabilities is the historical book value of the Microwave Communications Division multiplied by the 43 percent deemed sold to the former shareholders of Stratex.
Note C — Stock Options and Share-Based Compensation
     As of December 28, 2007, we had three shareholder-approved share-based incentive plans for employees under which options or other share-based compensation was outstanding, and we had the following types of share-based awards outstanding under these plans: stock options, performance share awards, performance share unit awards, restricted stock awards and restricted stock unit awards. Participants in these plans include former Harris employees who are now employed with Harris Stratex Networks and who had options or awards outstanding at the date of the combination (“Harris Plans”). Additionally, Harris Stratex Networks has a share-based compensation plan that provides for stock options, performance share awards and restricted share awards based on Harris Stratex Networks Class A Common Stock. Harris Stratex Networks also assumed all of the former Stratex outstanding stock options as of January 26, 2007, as part of the combination with Stratex (“Harris Stratex Networks Plans”). We believe that such awards more closely align the interests of our employees with those of our shareholders. The compensation cost related to our share-based awards that was charged against income was $9.1 million for the quarter ended December 28, 2007, which includes $1.7 million related to Harris Stratex Networks Plans, and $19.3 million for the two quarters ended December 28, 2007, which includes $3.6 million related to Harris Stratex Networks Plans. The compensation cost related to our share-based awards that was charged against income was $6.1 million for the quarter ended December 29, 2006 and $11.7 million for the two quarters ended December 29, 2006.
     Grants to Harris employees under Harris Plans during the second quarter of fiscal 2008 consisted of 18,600 stock option grants, 4,050 performance share awards and 7,000 restricted stock awards. Grants to Harris employees under Harris Plans during the first two quarters of fiscal 2008 consisted of 992,600 stock option grants, 198,750 performance share awards and 84,000 restricted stock awards. The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option-pricing model which used the following assumptions: expected volatility of 31.22 percent; expected dividend yield of 1.0 percent; and expected life in years of 4.26.
     Grants to Harris Stratex Networks employees under Harris Stratex Networks Plans during the second quarter of fiscal 2008 consisted of 12,470 stock option grants and 5,680 performance share awards. There were no grants under Harris Stratex Networks Plans during the first quarter of fiscal 2008. The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option-pricing model which used the following assumptions: expected volatility of 55.58 percent; expected dividend yield of zero percent; and expected life in years of 5.88.

Note D — Comprehensive Income and Accumulated Other Comprehensive Income
     Total comprehensive income for the quarter and two quarters ended December 28, 2007 and December 29, 2006 was comprised of the following:

	Quarter Ended		Two Quarters Ended
	December 28,	December 29,	December 28,	December 29,
	2007	2006	2007	2006
	(In millions)
Net income	$114.3	$94.0	$214.5	$177.9
Other comprehensive income (loss):
Foreign currency translation	7.2	(10.6)	35.3	(5.3)
Net unrealized gain (loss) on securities available-for-sale, net of income tax	7.9	—	5.9	—
Net unrealized gain (loss) on hedging derivatives, net of income tax	(0.9)	(0.9)	—	(0.8)
Loss on treasury lock, net of income tax	(5.4)	—	(5.4)	—
Recognition of pension actuarial losses in net income, net of income tax	0.5	—	0.6	—

Total comprehensive income	$123.6	$82.5	$250.9	$171.8

     The components of accumulated other comprehensive income at December 28, 2007 and June 29, 2007 are as follows:

	December 28,	June 29,
	2007	2007
	(In millions)
Foreign currency translation	$59.6	$24.3
Net unrealized gain on securities available-for-sale, net of income tax	22.6	16.7
Loss on treasury lock, net of income tax	(5.4)	—
Unrecognized pension obligations, net of income tax	(21.8)	(22.4)

	$55.0	$18.6

Note E — Receivables
     Receivables are summarized below:

	December 28,	June 29,
	2007	2007
	(In millions)
Accounts receivable	$723.8	$661.6
Unbilled cost from cost-plus contracts	97.0	91.4
Notes receivable due within one year, net	4.0	10.3

	824.8	763.3
Less allowances for collection losses	(16.4)	(14.8)

	$808.4	$748.5

Note F — Inventories
     Inventories are summarized below:

	December 28,	June 29,
	2007	2007
	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$231.0	$209.7
Finished products	131.4	119.9
Work in process	83.5	54.9
Raw materials and supplies	167.2	172.3

	$613.1	$556.8

     Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $50.5 million at December 28, 2007 and $52.8 million at June 29, 2007.
Note G — Property, Plant and Equipment
     Property, plant and equipment are summarized below:

	December 28,	June 29,
	2007	2007
	(In millions)
Land	$12.7	$12.5
Software capitalized for internal use	79.3	68.4
Buildings	340.2	335.8
Machinery and equipment	784.9	776.3

	1,217.1	1,193.0
Less allowances for depreciation and software amortization	(749.7)	(733.8)

	$467.4	$459.2

     Depreciation and software amortization expense related to property, plant and equipment for the quarter and two quarters ended December 28, 2007 was $24.5 and $49.7 million, respectively. Depreciation and software amortization expense related to property, plant and equipment for the quarter and two quarters ended December 29, 2006 was $18.6 million and $35.3 million, respectively.
Note H — Long-Term Debt
     Long-term debt includes the following:

	December 28,	June 29,
	2007	2007
	(In millions)
5.0% notes, due fiscal 2016	$300.0	$300.0
3.5% convertible debentures, due fiscal 2023	—	149.1
6.35% debentures, due fiscal 2028	125.0	150.0
7.0% debentures, due fiscal 2026	100.0	100.0
5.95% notes, due fiscal 2018	400.0	—
Stratex credit facility:
Term loan A	2.6	5.7
Term loan B	11.3	13.8
Other	0.7	0.1

Total debt	939.6	718.7
Less: current portion of long-term debt	(107.1)	(309.8)

Total long-term debt	$832.5	$408.9

     The potential maturities of long-term debt, including the current portion, for the five years following fiscal 2007 and, in total, thereafter are: $104.4 million for the remainder of fiscal 2008; $5.2 million in fiscal 2009; $4.0 million in fiscal 2010; $0.2 million in fiscal 2011; none in fiscal 2012; and $825.8 million thereafter. These potential maturities take into consideration that the holders of our 6.35% Debentures due fiscal 2028 have required us to redeem $99.2 million of such debentures in February 2008. All of our outstanding long-term debt is unsubordinated and unsecured with equal ranking, except that the debt issued by Stratex described below is debt of Harris Stratex Networks Operating Corporation and is not guaranteed by us.

     Short term debt at December 28, 2007 and June 29, 2007 of $53.5 million and $410.0 million, respectively, consisted primarily of commercial paper, which is backed by our senior unsecured revolving credit agreement.
     On December 5, 2007, we completed the issuance of $400 million in aggregate principal amount of 5.95% Notes due December 1, 2017. Interest on the notes is payable on June 1 and December 1 of each year. We may redeem the notes at any time in whole or, from time to time, in part at the “make-whole” redemption price. The “make-whole” redemption price is equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus 30 basis points. In each case, we will pay accrued interest on the principal amount of the notes being redeemed to the redemption date. In addition, upon a change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the notes at a price equal to 101 percent of the aggregate principal amount of the notes repurchased, plus accrued interest on the notes repurchased to the date of repurchase. In conjunction with the issuance of the notes, we entered into treasury lock agreements to protect against fluctuations in the forecasted receipt of proceeds resulting from the issuance of ten-year, fixed rate debt due to changes in the benchmark U.S. Treasury rate. In accordance with FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”), these agreements were determined to be highly effective in offsetting changes in cash proceeds to be received upon issuance of the notes. Upon termination of these agreements on December 6, 2007, we recorded a loss of $5.5 million, net of income tax, in shareholders’ equity as a component of accumulated other comprehensive income. This loss, along with $5.0 million in debt issuance costs, will be amortized into interest expense over the life of the notes on a straight-line basis, which approximates the effective interest rate method, in the accompanying Condensed Consolidated Statement of Income (Unaudited).
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
     In February 1998, we completed the issuance of $150 million in aggregate principal amount of 6.35% Debentures due February 1, 2028. On December 5, 2007, we repurchased and retired $25.0 million aggregate principal amount of such debentures. On February 1, 2008, we redeemed $99.2 million aggregate principal amount of such debentures pursuant to the procedures for redemption at the option of the holders of such debentures. We may redeem the remaining $25.8 million aggregate principal amount of such debentures in whole, or in part, at any time after February 2, 2008 at a pre-determined redemption price.

     In January 1996, we completed the issuance of $100 million in aggregate principal amount of 7% Debentures due January 15, 2026. These debentures are not redeemable prior to maturity.
     Prior to the combination with Stratex, Stratex was a party to a credit facility with Silicon Valley Bank, and following the combination, Stratex (now named “Harris Stratex Networks Operating Corporation” and a wholly-owned subsidiary of Harris Stratex Networks), remains a party to the credit facility with Silicon Valley Bank (the “Harris Stratex Networks Credit Facility”). Harris and its subsidiaries (other than Harris Stratex Networks Operating Corporation) are not parties to the Harris Stratex Networks Credit Facility and are not obligated under, or guarantors of, the Harris Stratex Networks Credit Facility. Indebtedness under the Harris Stratex Networks Credit Facility is reflected in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as a result of the consolidation of Harris Stratex Networks. The Harris Stratex Networks Credit Facility allows for revolving credit borrowings of up to $50 million, with available credit defined as $50 million less the outstanding balance of the term loan portion and any usage under the revolving credit portion. As of December 28, 2007, the balance of the term loan portion of the Harris Stratex Networks Credit Facility was $13.9 million (of which $7.6 million is recorded in the current portion of long-term debt) and there was $8.2 million in outstanding standby letters of credit, which are defined as usage under the revolving credit portion of the Harris Stratex Networks Credit Facility. Term Loan A of the Harris Stratex Networks Credit Facility requires monthly principal payments by Harris Stratex Networks Operating Corporation of $0.5 million plus interest at a fixed rate of 6.38 percent through May 2008. Term Loan B of the Harris Stratex Networks Credit Facility requires monthly principal payments by Harris Stratex Networks Operating Corporation of $0.4 million plus interest at a fixed rate of 7.25 percent through March 2010. The Harris Stratex Networks Credit Facility agreement contains a minimum tangible net worth covenant and a liquidity ratio covenant. At December 28, 2007, Harris Stratex Networks Operating Corporation was in compliance with these financial covenants.
Note I — Accrued Warranties
     Changes in our warranty liability, which is included as a component of “Other accrued items” on the accompanying Condensed Consolidated Balance Sheet (Unaudited), during the first two quarters of fiscal 2008, are as follows:

(In millions)
Balance at June 29, 2007	$37.2
Warranty provision for sales made during the two quarters ended December 28, 2007	14.7
Settlements made during the two quarters ended December 28, 2007	(11.2)
Other adjustments to the warranty liability, including those for foreign currency translation, during the two quarters ended December 28, 2007	(0.3)

Balance at December 28, 2007	$40.4

Note J — Net Income Per Diluted Share
     The computations of net income per diluted share are as follows:

	Quarter Ended		Two Quarters Ended
	December 28,	December 29,	December 28,	December 29,
	2007	2006	2007	2006
	(In millions, except per share amounts)
Net income	$114.3	$94.0	$214.5	$177.9
Impact of convertible debentures	—	1.0	0.5	2.0

Net income used in diluted share calculation(A)	$114.3	$95.0	$215.0	$179.9

Basic weighted average shares outstanding	135.7	132.9	133.9	132.9
Impact of dilutive stock options	1.9	2.1	1.9	2.1
Impact of convertible debentures	—	6.6	1.9	6.6

Diluted weighted average shares outstanding(B)	137.6	141.6	137.7	141.6

Net income per diluted share(A)/(B)	$.83	$.67	$1.56	$1.27
     In fiscal 2003, we issued $150 million in aggregate principal amount of 3.5% Convertible Debentures due August 2022. Holders of the debentures had the right to convert each of their debentures into shares of our common stock prior to the stated maturity. During fiscal 2008, each holder received 44.2404 shares of our common stock for each $1,000 of debentures surrendered for conversion. This represented a conversion price of $22.625 per share of our common stock. All remaining outstanding debentures were either converted or redeemed during the first quarter of fiscal 2008. See additional information in Note H — Long-Term Debt in these Notes to Condensed Consolidated Financial Statements (Unaudited).

     For purposes of calculating net income per diluted share, the numerator has not been adjusted to consider the effect of potentially dilutive securities of Harris Stratex Networks because the effect would have been antidilutive due to the net losses incurred by Harris Stratex Networks during the quarter and two quarters ended December 28, 2007.
     Potential dilutive common shares consist primarily of employee stock options. Employee stock options to purchase approximately 12,350 and 9,100 shares of Harris stock on December 28, 2007 and December 29, 2006, respectively, were outstanding, but were not included in the computation of net income per diluted common share because the effect would have been antidilutive as the options’ exercise prices exceeded the average market price.
Note K — Non-Operating Income (Loss)
     The components of non-operating income (loss) are as follows:

	Quarter Ended		Two Quarters Ended
	December 28,	December 29,	December 28,	December 29,
	2007	2006	2007	2006
	(In millions)
Gain on AuthenTec, Inc. warrants	$5.6	$—	$5.6	$—
Gain on the sale of securities available-for-sale	—	—	2.1	—
Loss on the sale of investments	(0.2)	—	(0.2)	—
Write-down of investments for other than temporary decreases in market value	(0.5)	—	(0.5)	(19.8)
Equity loss	(0.1)	—	(0.1)	—
Royalty income (expense)	(0.6)	(0.2)	(1.0)	1.1

	$4.2	$(0.2)	$5.9	$(18.7)

Note L — Guarantees and Commitments
     During the quarter ended September 29, 2006, our Broadcast Communications segment entered into an agreement to sell products and services to a customer in connection with the customer’s prime contract to provide 19 transmission stations to a state agency. Pursuant to the terms of the prime contract, the customer was required to post a $20 million bond in favor of the agency to secure the customer’s obligations under the prime contract. In order to facilitate the issuance of the bond, we entered into an agreement with the customer and the bond surety to provide additional indemnity to the surety in the event the surety incurred any loss by reason of executing such bond. Our indemnity obligations were supported by, among other things, $2 million in irrevocable standby letters of credit obtained by the customer in our favor; a guarantee from the customer, as primary guarantor, in our favor of up to approximately $11 million; personal guarantees from certain principals of the customer, as secondary guarantors, in our favor of up to approximately $11 million in the aggregate; an additional fee payable by the customer to us of up to $300,000; certain additional undertakings by the customer to us with respect to the amount of our products and services to be sold by us to the customer in connection with the customer’s prime contract with the agency; an agreement by the customer to use best efforts to include us in any resolution procedure should default be declared or a claim be made to the bond; and an agreement with the customer, to the extent the customer is able, recommending we “step into” the customer’s place in the event the customer is not able to perform under the prime contract with the agency. During the quarter ended December 28, 2007, the customer satisfied its performance obligations under the prime contract and executed a close-out change order with the state agency to formally conclude the project. The bond and our indemnity obligations related thereto were canceled effective December 17, 2007.
Note M — Income Taxes
     Our effective tax rate (income taxes as a percentage of income before income taxes and minority interest) was 33.5 percent in the second quarter of fiscal 2008, compared to 34.5 percent in the second quarter of fiscal 2007, and was 34.0 percent in the first two quarters of fiscal 2008, compared to 30.0 percent in the first two quarters of fiscal 2007. In the second quarter of fiscal 2008, a reduction in the tax rate resulted primarily from the impact of foreign tax credits. In the first quarter of fiscal 2007, a reduction in tax rate resulted from a favorable settlement that was approved by the United States Joint Committee on Taxation and related matters between us and the Internal Revenue Service (“IRS”) concerning the tax audit of fiscal years 2001, 2002 and 2003, which settlement and related matters were in an aggregate amount of $12 million. In the second quarter of fiscal 2007, a reduction in tax rate resulted from the re-enactment of the research and development credit for fiscal 2006, which reduced income taxes by $1 million.

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
     We had $81.2 million of unrecognized tax benefits on June 30, 2007, of which $25.6 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized. There have been no material changes in the amount of unrecognized tax benefits since June 30, 2007.
     We recognize accrued interest and penalties related to unrecognized tax benefits as part of our income tax expense. We had accrued $5.4 million for the potential payment of interest and penalties as of June 30, 2007 and this amount is not included in the $81.2 million of unrecognized tax benefits referenced above. There have been no material changes in the amount of accrued potential payments or interest and penalties since June 30, 2007.
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
Note N — Business Segments
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
     We are structured primarily around the markets we serve and operate in four business segments — Defense Communications and Electronics, Government Communications Systems, Broadcast Communications and Harris Stratex Networks. Our Defense Communications and Electronics segment is a worldwide supplier of secure voice and data radio communications products, systems and networks; conducts advanced research studies; and designs, develops and supplies state-of-the-art communications and information networks and equipment, primarily for the U.S. Department of Defense, other Federal and state agencies, allied government defense and peacekeeping forces, and other aerospace and defense companies. Our Government Communications Systems segment develops intelligence, surveillance and reconnaissance solutions; designs and supports information systems for image and other data collection, processing, interpretation, storage and retrieval; and offers engineering, operations and support services, primarily for various agencies of the U.S. Government and for other aerospace and defense companies. Our Broadcast Communications segment serves the global digital and analog markets, providing video infrastructure and digital media products and solutions, enterprise software systems and solutions, and television and radio transmission equipment and systems. Our Harris Stratex Networks segment offers reliable, flexible, scalable and cost-efficient wireless transmission network solutions, including microwave radio systems and network management software, which are backed by comprehensive services and support, primarily to mobile and fixed telephone service providers, private network operators, government agencies, transportation and utility companies, public safety agencies and broadcast system operators. Within each of our business segments, there are multiple program areas and product lines that aggregate into our four business segments described above.

     The accounting policies of our operating segments are the same as those described in Note 1: “Significant Accounting Policies” in our Fiscal 2007 Form 10-K. We evaluate each segment’s performance based on its “operating income (loss),” which we define as profit or loss from operations before income taxes and minority interest excluding interest income and expense, equity income and gains or losses from securities and other investments. Intersegment sales among our Defense Communications and Electronics, Government Communications Systems and Broadcast Communications segments are transferred at cost to the buying segment and the sourcing segment recognizes a normal profit that is eliminated. Intersegment sales between our Harris Stratex Networks segment and any of our Defense Communications and Electronics, Government Communications Systems and Broadcast Communications segments are recorded as arms length transactions. The “Corporate eliminations” line item in the tables below represents the elimination of intersegment sales and their related profits, including for transactions involving our Harris Stratex Networks segment. “Headquarters expense” represents the portion of corporate expenses not allocated to the business segments.
     Total assets by business segment are summarized below:

	December 28,	June 29,
	2007	2007
	(In millions)
Total Assets
Defense Communications and Electronics	$558.0	$520.6
Government Communications Systems	1,062.3	1,018.6
Broadcast Communications	1,404.8	1,350.0
Harris Stratex Networks	951.0	941.8
Headquarters	575.1	575.0

	$4,551.2	$4,406.0

     Segment revenue, segment operating income (loss) and a reconciliation of segment operating income (loss) to total income before income taxes and minority interest follows:

	Quarter Ended		Two Quarters Ended
	December 28,	December 29,	December 28,	December 29,
	2007	2006	2007	2006
	(In millions)
Revenue
Defense Communications and Electronics	$472.4	$399.0	$901.6	$779.9
Government Communications Systems	507.4	369.0	997.3	710.7
Broadcast Communications	163.6	155.0	310.3	294.8
Harris Stratex Networks	181.1	101.3	353.4	194.9
Corporate eliminations	(6.8)	(8.1)	(14.4)	(17.3)

	$1,317.7	$1,016.2	$2,548.2	$1,963.0

Income Before Income Taxes and Minority Interest
Segment Operating Income (Loss):
Defense Communications and Electronics	$141.9	$120.0	$273.7	$228.9
Government Communications Systems (1)	49.4	30.7	92.1	62.3
Broadcast Communications (2)	8.2	13.0	18.6	21.8
Harris Stratex Networks (3)	(0.8)	8.1	(1.8)	16.0
Headquarters expense	(18.4)	(17.6)	(37.0)	(34.0)
Corporate eliminations	(1.1)	(3.1)	(2.4)	(7.4)
Non-operating income (loss) (4)	4.2	(0.2)	5.9	(18.7)
Net interest expense	(12.2)	(7.3)	(25.3)	(14.7)

	$171.2	$143.6	$323.8	$254.2

(1)	The operating income in our Government Communications Systems segment in the quarter and two quarters ended December 28, 2007 included $0.3 million and $0.9 million, respectively, in costs associated with the acquisition of Multimax Incorporated (“Multimax”).

(2)	The operating income in our Broadcast Communications segment in the quarter and two quarters ended December 28, 2007 included $1.8 million of acquisition-related costs associated with the acquisition of Zandar Technologies plc (“Zandar”) including the write-off of in-process research and development and the impact of a step up in inventory.

(3)	The operating loss in our Harris Stratex Networks segment in the quarter and two quarters ended December 28, 2007 included $12.1 million and $20.4 million, respectively, of integration costs and the impact of a step up in fixed assets related to the combination with Stratex. The operating income in our Harris Stratex Networks segment in the quarter ended December 29, 2006 included $1.7 million of costs associated with the combination with Stratex.

(4)	“Non-operating income (loss)” includes equity investment losses, royalties and related intellectual property expenses, gains on securities available for sale, write-downs of investments and gains and losses associated with our investments. During the two quarters ended December 29, 2006, we recorded $19.8 million of impairment to our investment in Terion, Inc. (“Terion”). Additional information regarding non-operating income (loss) is set forth in Note K — Non-Operating Income (Loss) in these Notes to Condensed Consolidated Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Harris Corporation
     We have reviewed the condensed consolidated balance sheet of Harris Corporation and subsidiaries as of December 28, 2007, and the related condensed consolidated statements of income for the quarter and two quarters ended December 28, 2007 and December 29, 2006, and the condensed consolidated statements of cash flows for the two quarters ended December 28, 2007 and December 29, 2006. These financial statements are the responsibility of the Company’s management.
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
February 1, 2008

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
     The following is a list of the sections of MD&A, together with our perspective on the contents of these sections of MD&A, which we hope will make reading these pages more productive:
•	Results of Operations — an analysis of our consolidated results of operations and of the results in each of our four operating segments, to the extent the operating segment results are helpful to an understanding of our business as a whole, for the periods presented in our Condensed Consolidated Financial Statements (Unaudited).

•	Liquidity and Capital Resources — an analysis of cash flows, common stock repurchases, dividend policy, capital structure and resources, off-balance sheet arrangements, commercial commitments and contractual obligations.

•	Critical Accounting Policies and Estimates — information about accounting policies that require critical judgments and estimates and about accounting pronouncements that have been issued but not yet implemented by us and their potential impact.

•	Forward-Looking Statements and Factors that May Affect Future Results — cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.
RESULTS OF OPERATIONS
Highlights
     Operations results for the second quarter of fiscal 2008 include:
•	Net income increased from $94.0 million, or $.67 per diluted share, in the second quarter of fiscal 2007 to $114.3 million, or $.83 per diluted share, in the second quarter of fiscal 2008;

•	Revenue increased 29.7 percent from $1,016.2 million in the second quarter of fiscal 2007 to $1,317.7 million in the second quarter of fiscal 2008;

•	Our Defense Communications and Electronics segment achieved revenue growth of 18.4 percent to $472.4 million and operating income increased 18.3 percent to $141.9 million in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007;

•	Our Government Communications Systems segment revenue increased by 37.5 percent to $507.4 million and operating income increased by 60.9 percent to $49.4 million in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. The second quarter of fiscal 2008 includes the results of Multimax, which was acquired in the fourth quarter of fiscal 2007;

•	Our Broadcast Communications segment revenue increased 5.5 percent to $163.6 million while operating income decreased to $8.2 million in the second quarter of fiscal 2008 from $13.0 million in the second quarter of fiscal 2007. The second quarter of fiscal 2008 reflects the results of our acquisition of Zandar during the quarter including $1.8 million of transaction-related costs associated with the acquisition;

•	Our Harris Stratex Networks segment revenue increased 78.8 percent to $181.1 million in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 and had an operating loss of $0.8 million in the second quarter of fiscal 2008 compared to operating income of $8.1 million in the second quarter of fiscal 2007. The second quarter of fiscal 2008 reflects the results of the combination with Stratex in the third quarter of fiscal 2007 including $12.1 million of costs associated with the combination; and

•	Net cash provided by operating activities was $188.8 million in the first two quarters of fiscal 2008 compared to $182.3 million in the first two quarters of fiscal 2007.
Consolidated Results of Operations
Revenue and Net Income

	Quarter Ended			Two Quarters Ended
	December 28,	December 29,	%	December 28,	December 29,	%
	2007	2006	Inc/(Dec)	2007	2006	Inc/(Dec)
	(In millions, except per share amounts and percentages)
Revenue	$1,317.7	$1,016.2	29.7%	$2,548.2	$1,963.0	29.8%
Net income	$114.3	$94.0	21.6%	$214.5	$177.9	20.6%
% of revenue	8.7%	9.3%		8.4%	9.1%
Net income per diluted common share	$.83	$.67	23.9%	$1.56	$1.27	22.8%
     Second Quarter 2008 Compared With Second Quarter 2007: Revenue in the second quarter of fiscal 2008 was $1,317.7 million, an increase of 29.7 percent compared to the second quarter of fiscal 2007. Revenue increased in all four of our business segments in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. The increase in revenue was led by a 37.5 percent increase in our Government Communications System segment primarily as a result of the June 2007 acquisition of Multimax. Our Harris Stratex Networks segment revenue also increased significantly with a 78.8 percent increase over the prior-year quarter primarily as a result of the combination with Stratex. In addition, we had organic revenue growth, excluding the impact of the acquisition of Multimax and the combination with Stratex, in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007.
     Net income for the second quarter of fiscal 2008 was $114.3 million, or $.83 per diluted share, compared to $94.0 million, or $.67 per diluted share, for the second quarter of fiscal 2007. The increase in net income was led by an 18.3 percent increase in our Defense Communications and Electronics segment operating income that primarily resulted from strong sales of our Falcon® tactical radio systems. Our Government Communications System segment also had significant improvement in operating income with a 60.9 percent increase over the second quarter of fiscal 2007 primarily as a result of the acquisition of Multimax. Harris Stratex Networks had an operating loss of $0.8 million in the second quarter of fiscal 2008 compared to operating income of $8.1 million in the second quarter of fiscal 2007. The operating income in our Harris Stratex Networks segment was adversely impacted in the second quarter of fiscal 2008 by $12.1 million of integration costs associated with the combination with Stratex. The operating income in our Broadcast Communications segment decreased to $8.2 million in the second quarter of fiscal 2008 from $13.0 million in the second quarter of fiscal 2007. The operating income in our Broadcast Communications segment was adversely impacted by $1.8 million of transaction-related costs associated with our acquisition of Zandar in the second quarter of fiscal 2008. Non-operating income was $4.2 million in the second quarter of fiscal 2008 compared to a non-operating loss of $0.2 million in the second quarter of fiscal 2007 primarily due to a $5.6 million gain related to the mark-to-market adjustment of warrants we held to acquire shares of AuthenTec, Inc. (“AuthenTec”) which were classified as derivatives. Net interest expense increased to $12.2 million in the second quarter of fiscal 2008 from $7.3 million in the second quarter of fiscal 2007 primarily due to increased borrowings related to the acquisition of Multimax in June 2007 and our use of cash to repurchase our common stock. In the second quarter of fiscal 2008, a reduction in our effective tax rate resulted primarily from the impact of foreign tax credits. In the second quarter of fiscal 2007, a reduction in our effective tax rate resulted from the re-enactment of the research and development credit for fiscal 2006, which reduced income taxes by $1 million.

     First Two Quarters 2008 Compared With First Two Quarters 2007: Our revenue for the first two quarters of fiscal 2008 was $2,548.2 million, an increase of 29.8 percent compared to the first two quarters of fiscal 2007. The increase primarily resulted from the same reasons as noted above regarding the second quarter of fiscal 2008.
     Net income for the first two quarters of fiscal 2008 was $214.5 million, or $1.56 per diluted share, compared to $177.9 million, or $1.27 per diluted share, for the first two quarters of fiscal 2007. The increase primarily resulted from the same reasons as noted above regarding the second quarter of fiscal 2008.
     The improvement in net income in the first two quarters of fiscal 2008 compared to the first two quarters of fiscal 2007 was also a result of a $19.8 million pre-tax ($12.9 million after-tax) impairment in our investment in Terion that was recorded during the first quarter of fiscal 2007. This impairment charge was largely offset by a reduction in our effective tax rate in the first quarter of fiscal 2007 resulting from a favorable settlement that was approved by the United States Joint Committee on Taxation and related matters between us and the IRS concerning the tax audit of fiscal years 2001, 2002 and 2003, which settlement and related matters were in an aggregate amount of $12 million.
     See the “Discussion of Business Segment Results of Operations” section of this MD&A for further information.
Gross Margin

	Quarter Ended			Two Quarters Ended
	December 28,	December 29,	%	December 28,	December 29,	%
	2007	2006	Inc/(Dec)	2007	2006	Inc/(Dec)
	(In millions, except percentages)
Revenue	$1,317.7	$1,016.2	29.7%	$2,548.2	$1,963.0	29.8%
Cost of product sales and services	(908.2)	(683.7)	32.8%	(1,757.8)	(1,324.6)	32.7%
Gross margin	$409.5	$332.5	23.2%	$790.4	$638.4	23.8%
% of revenue	31.1%	32.7%		31.0%	32.5%
     Second Quarter 2008 Compared With Second Quarter 2007: Our gross margin (revenue less cost of product sales and services) as a percentage of revenue was 31.1 percent in the second quarter of fiscal 2008 compared to 32.7 percent in the second quarter of fiscal 2007. Gross margin as a percent of revenue decreased in our Harris Stratex Networks and Broadcast Communications segments in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. Harris Stratex Networks gross margin was negatively impacted in the second quarter of fiscal 2008 by $4.8 million of integration and transaction-related costs associated with the combination with Stratex. Gross margin was also negatively impacted in the second quarter of fiscal 2008 by a larger mix of sales coming from our lower-gross margin Government Communications Systems segment, primarily as a result of our acquisition of Multimax in the fourth quarter of fiscal 2007.
     First Two Quarters 2008 Compared With First Two Quarters 2007: Our gross margin as a percentage of revenue was 31.0 percent in the first two quarters of fiscal 2008 compared to 32.5 percent in the first two quarters of fiscal 2007 for the same reasons as noted above regarding the second quarter of fiscal 2008.
     See the “Discussion of Business Segment Results of Operations” section of this MD&A for further information.

Engineering, Selling and Administrative Expenses

	Quarter Ended			Two Quarters Ended
	December 28,	December 29,	%	December 28,	December 29,	%
	2007	2006	Inc/(Dec)	2007	2006	Inc/(Dec)
	(In millions, except percentages)
Engineering, selling and administrative expenses	$230.3	$181.4	27.0%	$447.2	$350.8	27.5%
% of revenue	17.5%	17.9%		17.5%	17.9%
     Second Quarter 2008 Compared With Second Quarter 2007: Our engineering, selling and administrative expenses increased to $230.3 million in the second quarter of fiscal 2008 from $181.4 million in the second quarter of fiscal 2007. As a percentage of revenue, these expenses decreased to 17.5 percent in the second quarter of fiscal 2008 from 17.9 percent in the second quarter of fiscal 2007. Engineering, selling and administrative expenses increased in our Defense Communications and Electronics, Government Communications and Harris Stratex Networks segments in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. The increase was primarily due to the combination with Stratex which occurred in the third quarter of fiscal 2007 and the acquisition of Multimax in the fourth quarter of fiscal 2007. Integration and transaction-related costs of $7.6 million were incurred during the second quarter of fiscal 2008 related to the Stratex combination and the Multimax acquisition.
     First Two Quarters 2008 Compared With First Two Quarters 2007: Our engineering, selling and administrative expenses increased to $447.2 million in the first two quarters of fiscal 2008 from $350.8 million in the first two quarters of fiscal 2007. As a percentage of revenue, these expenses decreased to 17.5 percent in the first two quarters of fiscal 2008 from 17.9 percent in the first two quarters of fiscal 2007. The increase in engineering, selling and administrative expenses was due to the same items as noted above regarding the second quarter of 2008.
     See the “Discussion of Business Segment Results of Operations” section of this MD&A for further information.
Non-Operating Income (Loss)

	Quarter Ended			Two Quarters Ended
	December 28,	December 29,	%	December 28,	December 29,	%
	2007	2006	Inc/(Dec)	2007	2006	Inc/(Dec)
	(In millions, except percentages)
Non-operating income (loss)	$4.2	$(0.2)	*	$5.9	$(18.7)	*

*	not meaningful
     Second Quarter 2008 Compared With Second Quarter 2007: We had non-operating income of $4.2 million for the second quarter of fiscal 2008 compared to a non-operating loss of $0.2 million for the second quarter of fiscal 2007. The increase was primarily due to a $5.6 million gain related to the mark-to-market adjustment of warrants we held to acquire shares of AuthenTec, which were classified as derivatives. During the second quarter of fiscal 2008, we exercised the warrants and acquired additional shares of AuthenTec common stock.
     First Two Quarters 2008 Compared With First Two Quarters 2007: We had non-operating income of $5.9 million for the first two quarters of fiscal 2008 compared to a non-operating loss of $18.7 million for the first two quarters of fiscal 2007. The increase in our non-operating income was primarily due to a $19.8 million write-down of our investment in Terion partially offset by a $1.5 million gain from the sale of intellectual property rights, in the first quarter of fiscal 2007. Additionally, in the first quarter of fiscal 2008, we recorded a $2.1 million gain on the sale of a portion of our investment in AuthenTec and in the second quarter of fiscal 2008, we recorded a $5.6 million gain on our AuthenTec warrants as noted above.

Interest Income and Interest Expense

	Quarter Ended			Two Quarters Ended
	December 28,	December 29,	%	December 28,	December 29,	%
	2007	2006	Inc/(Dec)	2007	2006	Inc/(Dec)
	(In millions, except percentages)
Interest income	$1.6	$2.5	(36.0)%	$3.6	$4.9	(26.5)%
Interest expense	(13.8)	(9.8)	40.8%	(28.9)	(19.6)	47.4%
     Second Quarter 2008 Compared With Second Quarter 2007: Our interest income decreased to $1.6 million in the second quarter of fiscal 2008 from $2.5 million in the second quarter of fiscal 2007. Our interest expense increased to $13.8 million in the second quarter of fiscal 2008 from $9.8 million in the second quarter of fiscal 2007 primarily due to increased borrowings related to the acquisition of Multimax in June 2007 and our use of cash to repurchase our common stock.
     First Two Quarters 2008 Compared With First Two Quarters 2007: Our interest income decreased to $3.6 million in the first two quarters of fiscal 2008 from $4.9 million in the first two quarters of fiscal 2007. Our interest expense increased to $28.9 million in the first two quarters of fiscal 2008 from $19.6 million in the first two quarters of fiscal 2007. The increase in interest expense resulted from the same reasons as noted above regarding the second quarter of fiscal 2008.
Income Taxes

	Quarter Ended			Two Quarters Ended
	December 28,	December 29,	%	December 28,	December 29,	%
	2007	2006	Inc / (Dec)	2007	2006	Inc / (Dec)
	(In millions, except percentages)
Income taxes	$57.3	$49.6	15.5%	$110.1	$76.3	44.3%
Effective tax rate	33.5%	34.5%		34.0%	30.0%
     Second Quarter 2008 Compared With Second Quarter 2007: Our effective tax rate (income taxes as a percentage of income before income taxes and minority interest) was 33.5 percent for the second quarter of fiscal 2008 compared to 34.5 percent for the second quarter of fiscal 2007. In the second quarter of fiscal 2008, a reduction in the tax rate resulted primarily from the impact of foreign tax credits. In the second quarter of fiscal 2007, a reduction in tax rate resulted from the re-enactment of the research and development credit for fiscal 2006, which reduced income taxes by $1 million.
     First Two Quarters 2008 Compared With First Two Quarters 2007: Our effective tax rate was 34.0 percent for the first two quarters of 2008 compared to 30.0 percent for the first two quarters of 2007. In the first two quarters of fiscal 2007, the effective tax rate was impacted significantly by a favorable settlement that was approved by the United States Joint Committee on Taxation and related matters between us and the IRS concerning the tax audit of fiscal years 2001, 2002 and 2003, which settlement and related matters were in an aggregate amount of $12 million. In the second quarter of fiscal 2007, a reduction in tax rate resulted from the re-enactment of the research and development credit for fiscal 2006, which reduced income taxes by $1 million.
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

Defense Communications and Electronics Segment

	Quarter Ended			Two Quarters Ended
	December 28,	December 29,	%	December 28,	December 29,	%
	2007	2006	Inc/(Dec)	2007	2006	Inc/(Dec)
	(In millions, except percentages)
Revenue	$472.4	$399.0	18.4%	$901.6	$779.9	15.6%
Segment operating income	141.9	120.0	18.3%	273.7	228.9	19.6%
% of revenue	30.0%	30.1%		30.4%	29.3%
     Second Quarter 2008 Compared With Second Quarter 2007: Defense Communications and Electronics segment revenue increased 18.4 percent and operating income increased 18.3 percent in the second quarter of fiscal 2008 from the second quarter of fiscal 2007.
     Revenue growth in the second quarter of fiscal 2008 was led by our RF Communications products, with revenue increasing 25 percent compared to the prior-year quarter and was 13 percent higher on a sequential basis. We continued to make investments during the second quarter of fiscal 2008 aimed at further increasing production capacity at our Rochester, New York campus.
     Global market demand for advanced tactical radio solutions continues to increase at double-digit growth rates. Deployment of advanced communications capabilities continues to be a top priority in the U.S. and globally, driven by modernization programs, force expansion, force restructuring and modularity, increasing requirements for global interoperability, and network-centric operations that significantly improve situational awareness.
     Orders for our RF Communications products for the first two quarters of fiscal 2008 were higher than the first two quarters of fiscal 2007. Significant Falcon® II orders in the second quarter of fiscal 2008 included $28 million for U.S. Army Mine Resistant Ambush Protected (“MRAP”) vehicles and $15 million for high-frequency (“HF”) radios for the Army National Guard. In early January 2008, we were awarded a $118 million order from the U.S. Army for HMMWVs and other vehicles.
     In the second quarter of fiscal 2008, we received an $18 million order for the Joint Tactical Radio Systems (“JTRS”) approved Falcon III handheld tactical radio systems for the U.S. Air Force. The order was received from the JTRS Joint Program Executive Office under the previously announced $2.7 billion Consolidated Interim Single Channel Handheld Radio (“CISCHR”) indefinite-delivery indefinite-quantity (“IDIQ”) contract. In January 2008, we also received a $14 million order under the $212 million Tactical Handheld Radio (“THHR”) IDIQ contract from the U.S. Marine Corps to support MRAP and other tactical vehicles. Falcon III handheld radio shipments now total more than 30,000 units.
     Strong international demand during the second quarter of fiscal 2008 was reflected in deliveries of radios to a wide range of international governments including Pakistan, Iraq, Georgia, Kenya, Romania, Armenia, Estonia, Malaysia, Philippines, Tajikistan, and the United Kingdom, along with new orders from Norway, Thailand, Ethiopia, Denmark, and the Republic of Niger.
     We received certification from the National Security Agency (“NSA”) for our new Falcon III multiband, multimission manpack radio during the second quarter of fiscal 2008. The Falcon III manpack is the first wideband networking radio to utilize the Software Communications Architecture (“SCA”) and receive NSA Type 1 certification for the protection of voice and data traffic up through the Top Secret level.
     Other new product successes during the second quarter of fiscal 2008 included an $8 million contract from the U.S. Marine Corps to provide the new high-capacity line-of-sight (“HCLOS”) data radios. These radios provide ground troops the ability to send secure, high-bandwidth data between command posts and forward-operating bases at data rates in excess of 80 megabits per second. We also received an $8 million contract from the government of Norway for the new Secure Personal Radio that delivers secure tactical digital communications to individual soldiers.
     In our Defense Programs business, revenue increased 2 percent in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007, with higher revenue from a number of strategic U.S. Department of Defense communications programs including the Common Data Link (“CDL”) Hawklink program for the U.S. Navy, the Warfighter Information Network-Tactical (“WIN-T”) program for the U.S. Army, the Lightweight Multiband Satellite Terminal (“LMST”) program for the U.S. Marine Corps, and the Multifunctional Information Distribution System (“MIDS”) terminals program for U.S. Department of Defense aircraft. Aircraft electronics revenue was lower in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 as a result of production timing on the F-35 Lightning II and F/A-18 Hornet programs.

     First Two Quarters 2008 Compared With First Two Quarters 2007: Defense Communications and Electronics segment revenue increased 15.6 percent and operating income increased 19.6 percent in the first two quarters of fiscal 2008 from the first two quarters of fiscal 2007. These increases were for primarily the same reasons as those noted above regarding the second quarter of fiscal 2008.
Government Communications Systems Segment

	Quarter Ended			Two Quarters Ended
	December 28,	December 29,	%	December 28,	December 29,	%
	2007	2006	Inc / (Dec)	2007	2006	Inc / (Dec)
	(In millions, except percentages)
Revenue	$507.4	$369.0	37.5%	$997.3	$710.7	40.3%
Segment operating income	49.4	30.7	60.9%	92.1	62.3	47.8%
% of revenue	9.7%	8.3%		9.2%	8.8%
     Second Quarter 2008 Compared With Second Quarter 2007: Government Communications Systems segment revenue increased 37.5 percent while operating income increased 60.9 percent in the second quarter of fiscal 2008 from the second quarter of fiscal 2007. The increase in revenue and operating income was primarily a result of the Multimax acquisition. Our organic revenue growth for the second quarter of fiscal 2008, excluding the impact of the acquisition of Multimax, was driven by year-over-year growth in Civil and National Intelligence programs and IT Services.
     Revenue drivers in the segment during the second quarter of fiscal 2008 included the Field Data Collection Automation (“FDCA”) program for the U.S. Census Bureau, equipment upgrades for the Federal Aviation Administration Voice Switching and Control System (“VSCS”) program, and growth in classified programs for National Intelligence customers. Segment revenue also benefited from growth in the Navy/Marine Corps Intranet (“NMCI”) program and from new task orders under the Network Centric Solutions (“NETCENTS”) program for the U.S. Air Force.
     Major new wins in the second quarter of fiscal 2008 included IT services programs totaling $24 million for the Department of Labor and for Montgomery County, Maryland, and $23 million in new programs for National Intelligence customers. In early January 2008, we were awarded a six-and-a-half-year, Network and Space Operations and Maintenance (“NSOM”) program with the U.S. Air Force 50th Space Wing in Colorado Springs potentially worth as much as $410 million. The program supersedes the former Mission Communications and Operations Maintenance (“MCOM”) and Operational Space Services and Support (“OSSS”) programs.
     First Two Quarters 2008 Compared With First Two Quarters 2007: Government Communications Systems segment revenue increased 40.3 percent and operating income increased 47.8 percent in the first two quarters of fiscal 2008 from the first two quarters of fiscal 2007. These increases were for primarily the same reasons as those noted above regarding the second quarter of fiscal 2008, with operating income offset by $23.6 million of additional charges for schedule and cost overruns on commercial satellite reflector programs incurred in the first quarter of fiscal 2008.
Broadcast Communications Segment

	Quarter Ended			Two Quarters Ended
	December 28,	December 29,	%	December 28,	December 29,	%
	2007	2006	Inc / (Dec)	2007	2006	Inc / (Dec)
	(In millions, except percentages)
Revenue	$163.6	$155.0	5.5%	$310.3	$294.8	5.3%
Segment operating income (loss)	8.2	13.0	(36.9)%	18.6	21.8	(14.7)%
% of revenue	5.0%	8.4%		6.0%	7.4%
     Second Quarter 2008 Compared With Second Quarter 2007: Broadcast Communications segment revenue increased 5.5 percent in the second quarter of fiscal 2008 from the second quarter of fiscal 2007. The segment had operating income of $8.2 million during the second quarter of fiscal 2008 compared to $13.0 million during the second quarter of fiscal 2007. Operating margin was lower in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007, due to higher manufacturing and supply chain costs. Operating income was also adversely impacted by $1.8 million of transaction-related costs associated with our acquisition of Zandar during the second quarter of 2008.

     Double-digit revenue growth continued in the second quarter of fiscal 2008 compared to the prior-year quarter in our Video Infrastructure and Digital Media businesses, as a result of strong sales of high definition (“HD”) servers, routing systems, graphics equipment, and the recent launch of the new CENTRIO™ multiviewers. Our Software Systems business also posted revenue growth in the second quarter of fiscal 2008 compared to the prior-year quarter, resulting from the completion of several large automation projects. Our Transmission business revenue was lower in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. Demand improved sequentially in the second quarter of fiscal 2008 for digital TV transmission systems and is expected to be stronger in the last two quarters of fiscal 2008 compared to the first two quarters of fiscal 2008, as broadcasters begin their final migration to comply with the February 2009 Federal Communications Commission mandate relating to the transition to digital.
     Major orders in the second quarter of fiscal 2008 included digital transmission and OSi-Traffic™ systems for Gray Television, encoding technology for DIRECTV, and NEXIO™ video servers for the Public Broadcasting Service. Increasingly, large media customers are selecting the Harris ONE™ workflow solutions which include integrated hardware and software products across the studio enterprise. In the second quarter of fiscal 2008, First Gulf Company in Saudi Arabia ordered servers, graphics, test and measurement, and routing systems, and Bell ExpressVu, a Canadian satellite television service provider, ordered automation playout systems and NEXIO servers.
     First Two Quarters 2008 Compared With First Two Quarters 2007: Broadcast Communications segment revenue increased 5.3 percent during the first two quarters of fiscal 2008 from the first two quarters of fiscal 2007. The segment had operating income of $18.6 million during the first two quarters of fiscal 2008 compared to $21.8 million during the first two quarters of fiscal 2007. The reasons for these variances are primarily the same as those noted above for the second quarter of fiscal 2008.
Harris Stratex Networks Segment

	Quarter Ended			Two Quarters Ended
	December 28,	December 29,	%	December 28,	December 29,	%
	2007	2006	Inc/(Dec)	2007	2006	Inc/(Dec)
	(In millions, except percentages)
Revenue	$181.1	$101.3	78.8%	$353.4	$194.9	81.3%
Segment operating income (loss)	(0.8)	8.1	*	(1.8)	16.0	*
% of revenue	(0.4)%	8.0%		(0.5)%	8.2%
Minority interest in Harris Stratex Networks	$0.4	n/a	n/a	$0.8	n/a	n/a

*	Not meaningful
     Second Quarter 2008 Compared With Second Quarter 2007: Harris Stratex Networks segment revenue increased 78.8 percent in the second quarter of fiscal 2008 from the second quarter of fiscal 2007 primarily as a result of the combination with Stratex. We also had organic revenue growth in the second quarter of fiscal 2008, excluding the impact of the combination with Stratex, when compared to the second quarter of fiscal 2007. The segment had an operating loss of $0.8 million in the second quarter of fiscal 2008 compared to operating income of $8.1 million in the second quarter of fiscal 2007. Operating income was adversely impacted in the second quarter of fiscal 2008 by $12.1 million of integration and transaction-related costs associated with the combination with Stratex.
     North America microwave revenue in the second quarter of fiscal 2008 increased over the second quarter of fiscal 2007 primarily due to the combination with Stratex. Mobile network footprint expansion, increased bandwidth demand, and microwave relocation are expected to fuel continued revenue growth in North America.
     International revenue in the second quarter of fiscal 2008 increased compared to the second quarter of fiscal 2007 primarily due to the combination with Stratex and organic revenue growth in Latin America and Asia-Pacific, which was partially offset by a reduction in revenue as a result of operator consolidations and slower implementation of 3G networks in Europe, the Middle East and Russia.

     International gross margins were impacted by the shift in revenue contribution from Europe, the Middle East and Russia to Latin America and Asia Pacific. Additionally, freight costs were higher, and service margins for engineering and installation projects were lower. Actions are underway to reduce costs and improve performance in the last two quarters of fiscal 2008.
     First Two Quarters 2008 Compared With First Two Quarters 2007: Harris Stratex Networks segment revenue increased 81.3 percent during the first two quarters of fiscal 2008 when compared to the first two quarters of fiscal 2007. The segment had an operating loss of $1.8 million during the first two quarters of fiscal 2008 compared to operating income of $16.0 million during the first two quarters of fiscal 2007. The reasons for theses variances are primarily the same as those noted above regarding the second quarter of fiscal 2008 as well as $8.3 million of integration and transaction-related costs in the first quarter of fiscal 2008 associated with the combination with Stratex.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Two Quarters Ended
	December 28,	December 29,
	2007	2006
	(In millions)
Net cash provided by operating activities	$188.8	$182.3
Net cash provided by (used in) investing activities	(67.4)	49.9
Net cash used in financing activities	(117.6)	(48.3)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	2.7

Net increase in cash and cash equivalents	$3.3	$186.6

     Cash and Cash Equivalents: Our cash and cash equivalents increased $3.3 million from $368.3 million at the end of fiscal 2007 to $371.6 million at the end of the second quarter of fiscal 2008. The increase was primarily due to $188.8 million in net cash provided by operating activities, partially offset by $67.4 million of net cash used in investing activities and $117.6 million of net cash used in financing activities. We own approximately 56 percent of Harris Stratex Networks, which had a cash balance of $73.0 million included in our consolidated cash and cash equivalents balance of $371.6 million as of December 28, 2007. The $73.0 million balance is available only for Harris Stratex Networks’ general corporate purposes.
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
     Net cash provided by operating activities: Our net cash provided by operating activities was $188.8 million in the first two quarters of fiscal 2008 compared to $182.3 million in the first two quarters of fiscal 2007. All of our segments had positive cash flow in the first two quarters of fiscal 2008 led by our Government Communications Systems segment, which had the greatest improvement in cash flow for the first two quarters of fiscal 2008 compared to the first two quarters of fiscal 2007. We expect cash flow provided by operating activities in fiscal 2008 to be between $550 million and $600 million.

     Net cash provided by (used in) investing activities: Our net cash used in investing activities was $67.4 million in the first two quarters of fiscal 2008 compared to net cash provided by investing activities of $49.9 million in the first two quarters of fiscal 2007. Net cash used in investing activities in the first two quarters of fiscal 2008 was primarily due to $49.1 million of property, plant and equipment additions, $19.0 million of capitalized software additions, and $12.8 million cash paid for acquisitions. This was partially offset by the net proceeds from the sale of securities and short-term investments available-for-sale of $13.5 million. Our total capital expenditures, including capitalized software, in fiscal 2008 are expected to be in the $140 million to $150 million range. Net cash provided by investing activities in the first two quarters of fiscal 2007 was primarily due to the net proceeds from the sale of short-term investments available-for-sale of $112.6 million. This was partially offset by $38.8 million of property, plant and equipment additions and $23.9 million of capitalized software additions.
     Net cash used in financing activities: Our net cash used in financing activities in the first two quarters of fiscal 2008 was $117.6 million compared to net cash used in financing activities in the first two quarters of fiscal 2007 of $48.3 million. Net cash used in financing activities in the first two quarters of fiscal 2008 was primarily due to $100.0 million used for the repurchase of common stock and payment of $41.1 million of cash dividends, partially offset by proceeds from the exercise of employee stock options of $24.1 million. The net cash used in financing activities in the first two quarters of fiscal 2007 included payment of $29.4 million of cash dividends and $26.4 million used for the repurchase of common stock. These amounts were partially offset by proceeds from the exercise of employee stock options of $9.4 million.
Common Stock Repurchases
     During the second quarter of fiscal 2008, we used $50 million to repurchase 785,000 shares of our common stock under our current repurchase program at an average price per share of $63.64 including commissions. During the second quarter of fiscal 2007, we repurchased 465,000 shares of our common stock at an average price per share of $41.99 including commissions under our prior repurchase program. During the first two quarters of fiscal 2008, we used $100 million to repurchase 1,667,358 shares of our common stock under our current repurchase program at an average price per share of $59.95 including commissions. During the first two quarters of fiscal 2007, we repurchased 625,000 shares of our common stock at an average price per share of $42.27 including commissions under our prior repurchase program. Shares repurchased by us are cancelled and retired.
     As of December 28, 2007 we have a remaining authorization to repurchase $300 million of our common stock under our repurchase program. While this program does not have a stated expiration date, management currently expects to repurchase during fiscal 2008 and 2009 the remaining $300 million of our common stock authorized to be repurchased under our repurchase program. We currently expect that these repurchases will more than offset the dilutive effect of shares to be issued under our share-based incentive plans. Additional information regarding share repurchases during the second quarter of fiscal 2008 and our repurchase program is set forth in this Quarterly Report on
Form 10-Q under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”

Dividend Policy
     On August 25, 2007, our Board of Directors declared a quarterly common stock dividend of $.15 per share, for an annualized rate of $.60 per share, which was our sixth consecutive annual increase in our quarterly dividend rate. Our annual common stock dividend was $.44 per share in fiscal 2007. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial position, capital requirements, results of operations, future business prospects and other factors that our Board may deem relevant. There can be no assurances that our quarterly dividend will continue to increase or that dividends will be paid at all in the future.
Capital Structure and Resources
     On March 31, 2005, we entered into a five-year, senior unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of lenders. The Credit Agreement provides for the extension of credit to us in the form of revolving loans and letters of credit issuances at any time and from time to time during the term of the Credit Agreement, in an aggregate principal amount at any time outstanding not to exceed $500 million (we may request an increase, not to exceed an additional $250 million). The Credit Agreement may be used for working capital and other general corporate purposes and to support any commercial paper that we may issue. At our election, borrowings under the Credit Agreement will bear interest either at LIBOR plus an applicable margin or at the base rate. The base rate is a fluctuating rate equal to the higher of the Federal funds rate plus 0.50 percent or SunTrust Bank’s publicly announced prime lending rate. The Credit Agreement provides that the interest rate margin over LIBOR, currently set at 0.40 percent, will increase or decrease within certain limits based on changes in the ratings of our senior, unsecured long-term debt securities. We are also permitted to request borrowings with interest rates and terms that are to be set pursuant to competitive bid procedures or directly negotiated with a lender or lenders.
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
     All amounts borrowed or outstanding under the Credit Agreement are due and mature on March 31, 2010, unless the commitments are terminated earlier either at our request or if certain events of default occur. At December 28, 2007, we had $45.0 million of commercial paper outstanding, which is backed by the Credit Agreement.
     On December 5, 2007, we completed the issuance of $400 million in aggregate principal amount of 5.95% Notes due December 1, 2017. Interest on the notes is payable on June 1 and December 1 of each year. We may redeem the notes at any time in whole or, from time to time, in part at the “make-whole” redemption price. The “make-whole” redemption price is equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus 30 basis points. In each case, we will pay accrued interest on the principal amount of the notes being redeemed to the redemption date. In addition, upon a change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the notes at a price equal to 101 percent of the aggregate principal amount of the notes repurchased, plus accrued interest on the notes repurchased to the date of repurchase. In conjunction with the issuance of the notes, we entered into treasury lock agreements to protect against fluctuations in the forecasted receipt of proceeds resulting from the issuance of ten-year, fixed rate debt due to changes in the benchmark U.S. Treasury rate. In accordance with Statement 133, these agreements were determined to be highly effective in offsetting changes in cash proceeds to be received upon issuance of the notes. Upon termination of these agreements on December 6, 2007, we recorded a loss of $5.5 million, net of income tax, in shareholders’ equity as a component of accumulated other comprehensive income. This loss, along with $5.0 million in debt issuance costs, will be amortized into interest expense over the life of the notes on a straight-line basis, which approximates the effective interest rate method, in the accompanying Condensed Consolidated Statement of Income (Unaudited).

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
     In February 1998, we completed the issuance of $150.0 million in aggregate principal amount of 6.35% Debentures due February 1, 2028. On December 5, 2007, we repurchased and retired $25.0 million aggregate principal amount of the debentures. On February 1, 2008 we also redeemed $99.2 million aggregate principal amount of such debentures pursuant to the procedures for redemption at the option of the holders of the debentures. We may redeem the remaining $25.8 million aggregate principal amount of the debentures in whole, or in part, at any time after February 2, 2008 at a pre-determined redemption price.
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
     Prior to the combination with Stratex, Stratex was a party to a credit facility with Silicon Valley Bank, and following the combination, Stratex (now named “Harris Stratex Networks Operating Corporation” and a wholly-owned subsidiary of Harris Stratex Networks), remains a party to the credit facility with Silicon Valley Bank (the “Harris Stratex Networks Credit Facility”). Harris and its subsidiaries (other than Harris Stratex Networks Operating Corporation) are not parties to the Harris Stratex Networks Credit Facility and are not obligated under, or guarantors of, the Harris Stratex Networks Credit Facility. Indebtedness under the Harris Stratex Networks Credit Facility is reflected in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as a result of the consolidation of Harris Stratex Networks. The Harris Stratex Networks Credit Facility allows for revolving credit borrowings of up to $50 million, with available credit defined as $50 million less the outstanding balance of the term loan portion and any usage under the revolving credit portion. As of December 28, 2007, the balance of the term loan portion of the Harris Stratex Networks Credit Facility was $13.9 million (of which $7.6 million is recorded in the current portion of long-term debt) and there was $8.2 million in outstanding standby letters of credit, which are defined as usage under the revolving credit portion of the Harris Stratex Networks Credit Facility. Term Loan A of the Harris Stratex Networks Credit Facility requires monthly principal payments by Harris Stratex Networks Operating Corporation of $0.5 million plus interest at a fixed rate of 6.38 percent through May 2008. Term Loan B of the Harris Stratex Networks Credit Facility requires monthly principal payments by Harris Stratex Networks Operating Corporation of $0.4 million plus interest at a fixed rate of 7.25 percent through March 2010. The Harris Stratex Networks Credit Facility agreement contains a minimum tangible net worth covenant and a liquidity ratio covenant. At December 28, 2007, Harris Stratex Networks Operating Corporation was in compliance with these financial covenants.

     We have uncommitted short-term lines of credit from various international banks. These lines provide for borrowings at various interest rates, typically may be terminated upon notice, may be used on such terms as mutually agreed to by the banks and us and are reviewed annually for renewal or modification. These lines do not require compensating balances. We also have a short-term commercial paper program in place, supported by our Credit Agreement (as described above), which we may utilize to satisfy short-term cash requirements. There was $45.0 million outstanding under the commercial paper program at December 28, 2007.
     Our debt is currently rated “BBB+” by Standard and Poor’s Rating Group and “Baa1” by Moody’s Investors Service, which was upgraded by Moody’s Investors Service during the second quarter of fiscal 2008 from “Baa2.” We expect to maintain operating ratios, fixed-charge coverage ratios and balance sheet ratios sufficient for retention of or improvement to these debt ratings. There are no assurances that our credit ratings will not be reduced in the future. If our credit rating is lowered below “investment grade,” then we may not be able to issue short-term commercial paper, but may instead need to borrow under our credit facilities or pursue other options. We do not currently foresee losing our investment-grade debt ratings, but no assurances can be given. If our debt ratings were downgraded, however, it could adversely impact, among other things, our future borrowing costs and access to capital markets.
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
     During the quarter ended September 29, 2006, our Broadcast Communications segment entered into an agreement to sell products and services to a customer in connection with the customer’s prime contract to provide 19 transmission stations to a state agency. Pursuant to the terms of the prime contract, the customer was required to post a $20 million bond in favor of the agency to secure the customer’s obligations under the prime contract. In order to facilitate the issuance of the bond, we entered into an agreement with the customer and the bond surety to provide additional indemnity to the surety in the event the surety incurred any loss by reason of executing such bond. Our indemnity obligations were supported by, among other things, $2 million in irrevocable standby letters of credit obtained by the customer in our favor; a guarantee from the customer, as primary guarantor, in our favor of up to approximately $11 million; personal guarantees from certain principals of the customer, as secondary guarantors, in our favor of up to approximately $11 million in the aggregate; an additional fee payable by the customer to us of up to $300,000; certain additional undertakings by the customer to us with respect to the amount of our products and services to be sold by us to the customer in connection with the customer’s prime contract with the agency; an agreement by the customer to use best efforts to include us in any resolution procedure should default be declared or a claim be made to the bond; and an agreement with the customer, to the extent the customer is able, recommending we “step into” the customer’s place in the event the customer is not able to perform under the prime contract with the agency. During the quarter ended December 28, 2007, the customer satisfied its performance obligations under the prime contract and executed a close-out change order with the state agency to formally conclude the project. The bond and our indemnity obligations related thereto were canceled effective December 17, 2007.
     Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of December 28, 2007, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. In addition, we are not currently a party to any related party transactions that materially affect our financial position, results of operations or cash flows.
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
Commercial Commitments and Contractual Obligations
     The amounts disclosed in our Fiscal 2007 Form 10-K include our commercial commitments and contractual obligations. During the quarter ended December 28, 2007, other than the aforementioned issuance of $400 million in aggregate principal amount of 5.95% Notes due December 1, 2017 and the repurchase and retirement of $25 million aggregate principal amount of 6.35% Debentures due February 1, 2028, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our Fiscal 2007 Form 10-K. Following the end of the second quarter of fiscal 2008 we also redeemed $99.2 million aggregate principal amount of our 6.35% Debentures pursuant to the procedures for redemption at the option of the holders of the debentures.
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
     Foreign Exchange and Currency: We use foreign exchange contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers, and intercompany loans. We believe the use of foreign currency financial instruments should reduce the risks that arise from doing business in international markets. At December 28, 2007, we had open foreign exchange contracts with a notional amount of $121.9 million, of which $62.4 million were classified as cash flow hedges, $15.2 million were classified as fair value hedges and $44.3 million were not designated as hedges under the provisions of Statement 133. This compares to open foreign exchange contracts with a notional amount of $107.2 million as of June 29, 2007, of which $29.8 million were classified as cash flow hedges, $40.0 million were classified as fair value hedges and $37.4 million were not designated as hedges under the provisions of Statement 133. At December 28, 2007, contract expiration dates ranged from less than one month to 12 months with a weighted average contract life of approximately 2 months.
     More specifically, the foreign exchange contracts classified as cash flow hedges are primarily being used to hedge currency exposures from cash flows anticipated in our Harris Stratex Networks segment related to customer orders denominated in non-functional currencies that are currently in backlog, in our Defense Communications and Electronics segment related to programs in the U.K. and Canada and various intercompany transactions in our Broadcast Communications segment between our European, Asia Pacific and Canadian operations. We have hedged the forecasted cash flows related to payments made to our U.S. operations to maintain our anticipated profit margins. We have also hedged U.S. dollar payments to suppliers to maintain our anticipated profit margins. As of December 28, 2007, the estimated pre-tax loss that would be reclassified into net income from comprehensive income within the next 12 months related to these cash flow hedges was not material.
     The net gain included in our net income in the first two quarters of fiscal 2008, and the net gain included in our net income in the first two quarters of fiscal 2007, representing the amount of fair value and cash flow hedge ineffectiveness was not material. The amounts recognized in our net income in the first two quarters of fiscal 2008 or the first two quarters of fiscal 2007 related to the component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness was not material. In addition, no amounts were recognized in our net income in the first two quarters of fiscal 2008 or the first two quarters of fiscal 2007 related to hedged firm commitments that no longer qualify as fair value hedges. All of these derivatives were recorded at their fair value on the balance sheet in accordance with Statement 133.
     Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for our foreign currency derivatives held at December 28, 2007 would have an impact of approximately $10.3 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.
     Interest Rates: We utilize a balanced mix of debt maturities, along with both fixed-rate and variable-rate debt and available lines of credit to manage our exposure to changes in interest rates. We do not expect changes in interest rates to have a material effect on our results of operations or cash flows in fiscal 2008, although there can be no assurances that interest rates will not change significantly.

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
     There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage those entities, our controls and procedures with respect to those entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries. As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal quarter ended December 28, 2007, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our senior management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the fiscal quarter ended December 28, 2007 our disclosure controls and procedures were effective.
     (b) Changes in internal control: We periodically review our system of internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we periodically review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of acquired business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties, and adding additional monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 28, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     Not Applicable.
Item 1A. Risk Factors.
     Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows and financial position set forth under Item 1A. “Risk Factors” in our Fiscal 2007 Form 10-K. We do not believe that there have been any material changes to the risk factors previously disclosed in our Fiscal 2007 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
     During the second quarter of fiscal 2008, we repurchased 785,000 shares of our common stock at an average price per share of $63.62, excluding commissions, under our current repurchase program. During the second quarter of fiscal 2007, we repurchased 465,000 shares of our common stock at an average price per share of $41.96, excluding commissions, under our prior repurchase program. The level of our repurchases depends on a number of factors, including our financial position, capital requirements, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at the discretion of management and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired.

     The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended December 28, 2007:

			Total number of shares	Maximum approximate
			purchased as part of	dollar value of shares that
	Total number of	Average price paid	publicly announced	may yet be purchased under
Period*	shares purchased	per share	plans or programs (1)	the plans or programs (1)
Month No. 1
(September 29, 2007—October 26, 2007)
Repurchase Programs (1)	None	n/a	None	$350,129,744
Employee Transactions (2)	2,384	$59.83	n/a	n/a

Month No. 2
(October 27, 2007—November 23, 2007)
Repurchase Programs (1)	785,000	$63.62	785,000	$300,191,842
Employee Transactions (2)	100,747	$62.81	n/a	n/a

Month No. 3
(November 24, 2007—December 28, 2007)
Repurchase Programs (1)	None	n/a	None	$300,191,842
Employee Transactions (2)	3,767	$61.47	n/a	n/a

Total	891,898	$63.51	785,000	$300,191,842

*	Periods represent our fiscal months.

(1)	On April 27, 2007, our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $600 million of our stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. This share repurchase program does not have a stated expiration date. All repurchases made in the quarter ended December 28, 2007 under this program were made in open-market transactions. This share repurchase program is expected to result in repurchases in excess of offsetting the dilutive effect of shares issued under our share-based incentive plans. However, the level of repurchases also depends on a number of factors, including our financial position, capital requirements, results of operations, future business prospects and other factors our Board of Directors may deem relevant. As a matter of policy, we do not repurchase shares during the period beginning on the 15th day of the third month of a fiscal quarter and ending two days following the public release of earnings and financial results for such fiscal quarter.

(2)	Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised stock options, (b) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance shares or restricted shares which vested during the quarter, (c) performance or restricted shares returned to us upon the retirement or employment termination of employees, or (d) shares of our common stock purchased by the trustee of the Harris Corporation Master Rabbi Trust at our direction to fund obligations under our deferred compensation plans. Our share-based incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.
Sales of Unregistered Securities
     During the second quarter of fiscal 2008, we did not issue or sell any unregistered equity securities.
Item 3. Defaults Upon Senior Securities.
     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
     Our 2007 Annual Meeting of Shareholders was held on October 26, 2007. A total of 122,255,044 of our outstanding shares were represented in person or by proxy at the meeting. This represented approximately 90% of our shares issued, outstanding and entitled to be voted at the 2007 Annual Meeting of Shareholders.
     (1) Proposal 1: Shareholders elected three nominees to our Board of Directors for a three-year term expiring at the Annual Meeting of Shareholders in 2010, or until their successors are elected and qualified. The vote tabulation for individual directors was:

	Number of Shares
Nominee	For	Against	Abstain
Thomas A. Dattilo	121,185,691	910,879	158,474
Howard L. Lance	118,184,924	3,932,765	137,355
Dr. James C. Stoffel	121,340,089	750,552	164,403
     The terms of the following directors also continued after the 2007 Annual Meeting of Shareholders:
•	Terry D. Growcock

•	Lewis Hay III

•	Karen Katen

•	Stephen P. Kaufman

•	Leslie F. Kenne

•	David B. Rickard

•	Gregory T. Swienton

•	Hansel E. Tookes II
     (2) Proposal 2: To ratify our Audit Committee’s appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending June 27, 2008:

For	Against	Abstain
121,439,984	707,166	107,894
     Proposal 2 was approved by our shareholders.
Item 5. Other Information.
     Not Applicable.

Item 6. Exhibits.
     The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:

(1)	Underwriting Agreement dated as of November 30, 2007 among Harris Corporation and Banc of America Securities LLC and Morgan Stanley & Co. Incorporated, on behalf of the several underwriters named therein, incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2007.
(Commission File Number 1-3863)

(3)	(a) Restated Certificate of Incorporation of Harris Corporation (1995), incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996. (Commission File Number 1-3863)

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

(g) Form of Harris Corporation’s 5.95% Notes due 2017, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2007. (Commission File Number 1-3863)

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

HARRIS CORPORATION (Registrant)
Date: February 5, 2008	By:	/s/ Gary L. McArthur
Gary L. McArthur
Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No.
Under Reg. S-K,
Item 601	Description
(1)	Underwriting Agreement dated as of November 30, 2007 among Harris Corporation and Banc of America Securities LLC and Morgan Stanley & Co. Incorporated, on behalf of the several underwriters named therein, incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2007. (Commission File Number 1-3863)

(3)	(a) Restated Certificate of Incorporation of Harris Corporation (1995), incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996. (Commission File Number 1-3863)

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

(g) Form of Harris Corporation’s 5.95% Notes due 2017, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2007. (Commission File Number 1-3863)

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