Form 10-Q
period 2008-03-28
HARRIS CORP /DE/
filed 2008-05-06
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2008
or
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

No changes

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
The number of shares outstanding of the registrant’s common stock as of May 2, 2008 was 134,698,507  shares.

HARRIS CORPORATION
FORM 10-Q
For the Quarter Ended March 28, 2008
     This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended		Three Quarters Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007
	(In millions, except per share amounts)
Revenue from product sales and services	$1,329.6	$1,072.4	$3,877.8	$3,035.4

Cost of product sales and services	(933.9)	(719.1)	(2,691.7)	(2,043.7)
Engineering, selling and administrative expenses	(236.4)	(241.5)	(683.6)	(592.3)
Gain on combination with Stratex Networks, Inc.	—	163.4	—	163.4
Non-operating income (loss)	2.8	2.8	8.7	(15.9)
Interest income	1.9	4.6	5.5	9.5
Interest expense	(13.9)	(10.5)	(42.8)	(30.1)

Income before income taxes and minority interest	150.1	272.1	473.9	526.3
Income taxes	(38.9)	(63.8)	(149.0)	(140.1)
Minority interest in Harris Stratex Networks, Inc., net of tax	(3.2)	6.6	(2.4)	6.6

Net income	$108.0	$214.9	$322.5	$392.8

Net income per common share
Basic	$.80	$1.62	$2.41	$2.95
Diluted	$.78	$1.52	$2.35	$2.79

Cash dividends paid per common share	$.15	$.11	$.45	$.33

Basic weighted average shares outstanding	134.6	133.0	134.0	133.0
Diluted weighted average shares outstanding	136.2	141.7	136.9	141.7
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 28,	June 29,
	2008	2007(1)
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$291.9	$368.3
Short-term investments	3.4	20.4
Marketable equity securities	31.1	40.5
Receivables	848.9	748.5
Inventories	649.3	556.8
Deferred income taxes	119.7	94.3
Other current assets	64.8	67.3

Total current assets	2,009.1	1,896.1
Non-current Assets
Property, plant and equipment	481.3	459.2
Goodwill	1,539.3	1,525.2
Identifiable intangible assets	380.8	417.9
Other non-current assets	114.8	107.6

Total non-current assets	2,516.2	2,509.9

	$4,525.3	$4,406.0

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$53.5	$410.0
Accounts payable	395.9	350.0
Compensation and benefits	174.9	188.1
Other accrued items	241.6	187.5
Advance payments and unearned income	142.3	128.5
Income taxes payable	15.2	64.2
Current portion of long-term debt	6.8	309.8

Total current liabilities	1,030.2	1,638.1
Non-current Liabilities
Non-current deferred income taxes	35.6	61.8
Long-term debt	833.5	408.9
Other long-term liabilities	105.8	66.5

Total non-current liabilities	974.9	537.2
Minority interest in Harris Stratex Networks, Inc.	337.8	326.9

Shareholders’ Equity
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 250,000,000 shares authorized; issued and outstanding 133,683,408 shares at March 28, 2008 and 129,577,704 shares at June 29, 2007	133.7	129.6
Other capital	440.1	283.1
Retained earnings	1,578.6	1,472.5
Accumulated other comprehensive income	30.0	18.6

Total shareholders’ equity	2,182.4	1,903.8

	$4,525.3	$4,406.0

(1)	Derived from audited financial statements.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Quarters Ended
	March 28,	March 30,
	2008	2007
	(In millions)
Operating Activities
Net income	$322.5	$392.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	125.8	89.1
Purchased in-process research and development write-off	1.4	15.3
Share-based compensation	29.8	19.1
Non-current deferred income tax	2.3	(2.6)
Gain on the sale of securities available-for-sale	(4.8)	—
Gain on the combination with Stratex Networks, Inc.	—	(163.4)
Minority interest in Harris Stratex Networks, Inc., net of tax	2.4	(6.6)
(Increase) decrease in:
Accounts and notes receivable	(96.7)	(27.1)
Inventories	(90.3)	(26.2)
Increase (decrease) in:
Accounts payable and accrued expenses	67.4	(6.1)
Advance payments and unearned income	13.8	20.6
Income taxes	(19.2)	6.3
Other	(1.2)	12.1

Net cash provided by operating activities	353.2	323.3

Investing Activities
Cash paid for acquired businesses	(12.8)	—
Cash received in the combination with Stratex Networks, Inc.	—	33.2
Additions of property, plant and equipment	(84.2)	(66.6)
Additions of capitalized software	(24.7)	(32.2)
Proceeds from the sale of securities available-for-sale	7.1	—
Cash paid for short-term investments available-for-sale	(8.4)	(264.9)
Proceeds from the sale of short-term investments available-for-sale	25.4	362.1

Net cash provided by (used in) investing activities	(97.6)	31.6

Financing Activities
Proceeds from borrowings	450.2	36.0
Repayment of borrowings	(541.3)	(31.5)
Payment of treasury lock	(8.8)	—
Proceeds from exercise of employee stock options	27.1	27.8
Repurchases of common stock	(200.0)	(47.0)
Cash dividends	(61.3)	(44.2)

Net cash used in financing activities	(334.1)	(58.9)

Effect of exchange rate changes on cash and cash equivalents	2.1	4.5

Net increase (decrease) in cash and cash equivalents	(76.4)	300.5
Cash and cash equivalents, beginning of year	368.3	181.3

Cash and cash equivalents, end of quarter	$291.9	$481.8

Supplemental disclosure of noncash investing and financing activities:
Formation and combination of Harris Stratex Networks, Inc.:
Contribution of Harris Microwave Communications Division assets and liabilities to the former shareholders of Stratex Networks, Inc.	$—	$(117.9)

57% of the fair value of Stratex Networks, Inc. received by Harris Corporation	$—	$281.3

Common stock issued in exchange for 3.5% convertible debentures, due fiscal 2023	$163.5	$—

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 28, 2008
Note A — Significant Accounting Policies and Recent Accounting Pronouncements
Basis of Presentation
     The accompanying condensed consolidated financial statements of Harris Corporation and its subsidiaries (“Harris,” “Company,” “we,” “our,” and “us” refer to Harris Corporation and its consolidated subsidiaries) have been prepared by Harris, without an audit, in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the quarter and three quarters ended March 28, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at June 29, 2007 has been derived from the audited financial statements but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. We provide complete financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2007 (“Fiscal 2007 Form 10-K”).
     The accompanying condensed consolidated financial statements include 100 percent of the revenue, expenses, assets and liabilities of our majority-owned subsidiary, Harris Stratex Networks, Inc. (“Harris Stratex Networks”), and the approximately 44 percent ownership interest of the minority stockholders of Harris Stratex Networks as of March 28, 2008 is recorded in “Minority interest in Harris Stratex Networks, Inc.” in the accompanying Condensed Consolidated Balance Sheet (Unaudited). Intercompany transactions and accounts have been eliminated. References to Harris Stratex Networks include its consolidated subsidiaries.
     The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”), which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”) uses a two-step approach wherein a tax benefit is recognized if a position is more likely than not to be sustained. The amount of the benefit to be recognized is the largest amount that has a greater than 50 percent likelihood of being ultimately sustained. FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves. We implemented FIN 48 effective June 30, 2007. See additional information in Note L — Income Taxes in these Notes to Condensed Consolidated Financial Statements (Unaudited) for the impact on our financial position of implementing FIN 48.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Statement 157 applies under other accounting pronouncements that require fair value measurement in which the FASB concluded that fair value was the relevant measurement, but does not require any new fair value measurements. Statement 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007, which for us will be our fiscal 2009. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, which for us will be our fiscal 2010. We are currently evaluating the impact Statement 157 may have on our financial position, results of operations and cash flows.

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
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations”
(“Statement 141R”). Statement 141R requires that, upon a business combination, the acquired assets, assumed liabilities, contractual contingencies and contingent liabilities, be recognized and measured at their fair value at the acquisition date. Statement 141R also requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred. In addition, Statement 141R requires that acquired in-process research and development be measured at fair value and capitalized as an indefinite-lived intangible asset, and it is therefore not subject to amortization until the project is completed or abandoned. Statement 141R also requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties that are recognized after the measurement period be recognized in income tax expense. Statement 141R is to be applied prospectively and is effective for fiscal years beginning on or after December 15, 2008, which for us will be our fiscal 2010.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“Statement 160”). Statement 160 requires that noncontrolling interests (previously referred to as minority interests) be clearly identified and presented as a component of equity, separate from the parent’s equity. Statement 160 also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; that changes in ownership interest be accounted for as equity transactions; and that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in that subsidiary and the gain or loss on the deconsolidation of that subsidiary be measured at fair value. Statement 160 is to be applied prospectively, except for the presentation and disclosure requirements (which are to be applied retrospectively for all periods presented) and is effective for fiscal years beginning after December 15, 2008, which for us will be our fiscal 2010. We are currently evaluating the impact Statement 160 may have on our financial position, results of operations and cash flows.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“Statement 161”). Statement 161 applies to all derivative instruments, including bifurcated derivative instruments (and to nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”)) and related hedged items accounted for under Statement 133. Statement 161 amends and expands the disclosure requirements of Statement 133 to provide greater transparency as to (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, Statement 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the volume of derivative activity and fair value amounts of, and gains and losses on, derivative instruments including location of such amounts in the financial statements, and disclosures about credit-risk-related contingent features in derivative agreements. Statement 161 is effective for fiscal years and interim periods that begin after November 15, 2008, which for us will be the third quarter of our fiscal 2009. We are currently evaluating the impact Statement 161 may have on our financial position, results of operations and cash flows.

     Reclassifications
     Certain prior-year amounts have been reclassified in the accompanying condensed consolidated financial statements to conform with current-year classifications. These reclassifications include:
•	Reclassifying $67.3 million of prepaid expenses, advances and sundry receivables from the caption “Other non-current assets” to the caption “Other current assets” in our Condensed Consolidated Balance Sheet (Unaudited) as of June 29, 2007.
Note B — Formation of Harris Stratex Networks
     On January 26, 2007, we completed the combination of our former Microwave Communications Division with Stratex Networks, Inc. (“Stratex”), a publicly-traded provider of high-speed wireless transmission systems, to form Harris Stratex Networks. Pursuant to the combination with Stratex, each share of Stratex common stock was converted into one-fourth of a share of Harris Stratex Networks Class A common stock. As a result of the transaction, 24,782,153 shares of Harris Stratex Networks Class A common stock were issued to the former holders of Stratex common stock and Stratex became a wholly-owned subsidiary of Harris Stratex Networks. In the combination transaction, we contributed the assets of our Microwave Communications Division, including $32.1 million in cash, and, in exchange Harris Stratex Networks assumed substantially all of the liabilities related to our Microwave Communications Division and issued 32,913,377 shares of Harris Stratex Networks Class B common stock to us. As a result of these transactions, we initially owned approximately 57 percent of Harris Stratex Networks’ outstanding stock and the minority stockholders owned approximately 43 percent of Harris Stratex Networks’ outstanding stock. Harris Stratex Networks is a publicly-traded company listed on the NASDAQ Global Market under the symbol “HSTX.” Harris Stratex Networks results of operations, which include Stratex results of operations, have been included in the accompanying Condensed Consolidated Statements of Income (Unaudited) and Cash Flows (Unaudited) since the combination date of January 26, 2007, with appropriate elimination of the minority interest.
     We recognized a $163.4 million gain on the combination with Stratex calculated as follows (in millions):

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
     As of March 28, 2008, we owned approximately 56 percent of Harris Stratex Networks.
Note C — Stock Options and Share-Based Compensation
     As of March 28, 2008, we had three shareholder-approved share-based incentive plans for employees under which options or other share-based compensation was outstanding (“Harris Plans”), and we had the following types of share-based awards outstanding under these plans: stock options, performance share awards, performance share unit awards, restricted stock awards and restricted stock unit awards. Participants in these plans include former Harris employees who are now employed with Harris Stratex Networks and who had options or awards outstanding at the date of the combination. Additionally, Harris Stratex Networks has a share-based compensation plan that provides for stock options, performance share awards and restricted share awards based on Harris Stratex Networks Class A Common Stock. Harris Stratex Networks also assumed all of the former outstanding Stratex stock options as of January 26, 2007, as part of the combination with Stratex (“Harris Stratex Networks Plans”). We believe that such awards more closely align the interests of our employees with those of our shareholders. The compensation cost related to our share-based awards that was charged against income was $10.5 million for the quarter ended March 28, 2008, which includes $1.7 million related to Harris Stratex Networks Plans, and $29.8 million for the three quarters ended March 28, 2008, which includes $5.3 million related to Harris Stratex Networks Plans. The compensation cost related to our share-based awards that was charged against income was $7.4 million for the quarter ended March 30, 2007 and $19.1 million for the three quarters ended March 30, 2007, each of which includes $1.0 million related to Harris Stratex Networks Plans.

     Grants to Harris employees under Harris Plans during the third quarter of fiscal 2008 consisted of 28,000 stock option grants, 5,650 performance share awards and 27,300 restricted stock awards. Grants to Harris employees under Harris Plans during the first three quarters of fiscal 2008 consisted of 1,020,600 stock option grants, 204,400 performance share awards and 111,300 restricted stock awards. The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option-pricing model which used the following assumptions: expected volatility of 31.22 percent; expected dividend yield of 1.0 percent; and expected life in years of 4.26.
     Grants to Harris Stratex Networks employees and directors under Harris Stratex Networks Plans during the third quarter of fiscal 2008 consisted of 7,580 stock option grants, 1,220 performance share awards and 43,029 restricted stock awards. Grants to Harris Stratex Networks employees and directors under Harris Stratex Networks Plans during the first three quarters of fiscal 2008 consisted of 20,050 stock option grants, 6,900 performance share awards and 43,029 restricted stock awards. The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option-pricing model which used the following assumptions: expected volatility of 55.55 percent; expected dividend yield of zero percent; and expected life in years of 5.88.
Note D — Comprehensive Income and Accumulated Other Comprehensive Income
     Total comprehensive income for the quarter and three quarters ended March 28, 2008 and March 30, 2007 was comprised of the following:

	Quarter Ended		Three Quarters Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007
	(In millions)
Net income	$108.0	$214.9	$322.5	$392.8
Other comprehensive income (loss):
Foreign currency translation	(10.5)	(8.2)	24.8	(13.5)
Net unrealized loss on securities available-for- sale, net of income tax	(13.0)	—	(7.1)	—
Net unrealized gain (loss) on hedging derivatives, net of income tax	(2.2)	0.3	(2.2)	(0.5)
Gain (loss) on treasury lock, net of income tax	0.1	—	(5.3)	—
Recognition of pension actuarial losses in net income, net of income tax	0.6	—	1.2	—

Total comprehensive income	$83.0	$207.0	$333.9	$378.8

     The components of accumulated other comprehensive income at March 28, 2008 and June 29, 2007 are as follows:

	March 28,	June 29,
	2008	2007
	(In millions)
Foreign currency translation	$49.1	$24.3
Net unrealized gain on securities available-for-sale, net of income tax	9.6	16.7
Net unrealized loss on hedging derivatives, net of income tax	(2.2)	—
Unamortized loss on treasury lock, net of income tax	(5.3)	—
Unrecognized pension obligations, net of income tax	(21.2)	(22.4)

	$30.0	$18.6

Note E — Receivables
     Receivables are summarized below:

	March 28,	June 29,
	2008	2007
	(In millions)
Accounts receivable	$733.1	$661.6
Unbilled costs on cost-plus contracts	126.1	91.4
Notes receivable due within one year, net	5.9	10.3

	865.1	763.3
Less allowances for collection losses	(16.2)	(14.8)

	$848.9	$748.5

Note F — Inventories
     Inventories are summarized below:

	March 28,	June 29,
	2008	2007
	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$237.7	$209.7
Finished products	155.6	119.9
Work in process	83.4	54.9
Raw materials and supplies	172.6	172.3

	$649.3	$556.8

     Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $95.3 million at March 28, 2008 and $52.8 million at June 29, 2007.
Note G — Property, Plant and Equipment
     Property, plant and equipment are summarized below:

	March 28,	June 29,
	2008	2007
	(In millions)
Land	$12.6	$12.5
Software capitalized for internal use	73.6	68.4
Buildings	345.8	335.8
Machinery and equipment	811.3	776.3

	1,243.3	1,193.0
Less allowances for depreciation and software amortization	(762.0)	(733.8)

	$481.3	$459.2

     Depreciation and software amortization expense related to property, plant and equipment for the quarter and three quarters ended March 28, 2008 was $26.0 and $75.7 million, respectively. Depreciation and software amortization expense related to property, plant and equipment for the quarter and three quarters ended March 30, 2007 was $20.5 million and $55.8 million, respectively.
Note H — Long-Term Debt
     Long-term debt includes the following:

	March 28,	June 29,
	2008	2007
	(In millions)
5.95% notes, due fiscal 2018	$400.0	$—
5.0% notes, due fiscal 2016	300.0	300.0
3.5% convertible debentures, due fiscal 2023	—	149.1
6.35% debentures, due fiscal 2028	25.8	150.0
7.0% debentures, due fiscal 2026	100.0	100.0
Stratex credit facility:
Term loan A	1.0	5.7
Term loan B	10.0	13.8
Other	3.5	0.1

Total debt	840.3	718.7
Less: current portion of long-term debt	(6.8)	(309.8)

Total long-term debt	$833.5	$408.9

     The maturities of long-term debt, including the current portion, for the five years following fiscal 2007 and, in total, thereafter are: $2.5 million for the remainder of fiscal 2008; $5.7 million in fiscal 2009; $4.5 million in fiscal 2010; $0.8 million in fiscal 2011; $0.7 million in fiscal 2012; and $826.1 million thereafter. All of our outstanding long-term debt is unsubordinated and unsecured with equal ranking, except that the debt issued by Stratex described below is debt of Harris Stratex Networks Operating Corporation and is not guaranteed by us.

     Short-term debt at March 28, 2008 and June 29, 2007 of $53.5 million and $410.0 million, respectively, consisted primarily of commercial paper, which is backed by our senior unsecured revolving credit agreement.
     On December 5, 2007, we completed the issuance of $400 million in aggregate principal amount of 5.95% Notes due December 1, 2017. Interest on the notes is payable on June 1 and December 1 of each year. We may redeem the notes at any time in whole or, from time to time, in part at the “make-whole” redemption price. The “make-whole” redemption price is equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus 30 basis points. In each case, we will pay accrued interest on the principal amount of the notes being redeemed to the redemption date. In addition, upon a change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the notes at a price equal to 101 percent of the aggregate principal amount of the notes repurchased, plus accrued interest on the notes repurchased to the date of repurchase. In conjunction with the issuance of the notes, we entered into treasury lock agreements to protect against fluctuations in forecasted interest payments resulting from the issuance of ten-year, fixed rate debt due to changes in the benchmark U.S. Treasury rate. In accordance with Statement 133, these agreements were determined to be highly effective in offsetting changes in interest payments to be made upon issuance of the notes. Upon termination of these agreements on December 6, 2007, we recorded a loss of $5.5 million, net of income tax, in shareholders’ equity as a component of accumulated other comprehensive income. This loss, along with $5.0 million in debt issuance costs, will be amortized over the life of the notes on a straight-line basis, which approximates the effective interest rate method, and reflected as a portion of interest expense in the accompanying Condensed Consolidated Statement of Income (Unaudited).
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
     In fiscal 2003, we issued $150 million in aggregate principal amount of 3.5% Convertible Debentures due August 2022. On July 12, 2007, we initiated the steps necessary to redeem the debentures on August 20, 2007. However, prior to the date set for redemption, all of the debentures were converted by the holders into shares of our common stock at a conversion rate of 44.2404 shares of common stock for each $1,000 principal amount of debentures, with the exception of debentures in the principal amount of $3,000. This resulted in the issuance by us of 6,594,146 shares of common stock during the first quarter of fiscal 2008 in respect of the debentures converted. On August 20, 2007, we redeemed the remaining debentures in the principal amount of $3,000. Accordingly, no debentures remained outstanding as of August 20, 2007. We incurred $4.8 million in debt issuance costs related to the issuance of the convertible debentures, which costs were amortized on a straight-line basis over a five-year period and reflected as a portion of interest expense in the accompanying Condensed Consolidated Statement of Income (Unaudited).
     In February 1998, we completed the issuance of $150 million in aggregate principal amount of 6.35% Debentures due February 1, 2028. On December 5, 2007, we repurchased and retired $25.0 million in aggregate principal amount of the debentures. On February 1, 2008, we redeemed $99.2 million in aggregate principal amount of the debentures pursuant to the procedures for redemption at the option of the holders of the debentures. We may redeem the remaining $25.8 million in aggregate principal amount of the debentures in whole, or in part, at any time at a pre-determined redemption price.
     In January 1996, we completed the issuance of $100 million in aggregate principal amount of 7% Debentures due January 15, 2026. The debentures are not redeemable prior to maturity.
     Prior to the combination with Stratex, Stratex was a party to a credit facility with Silicon Valley Bank, and following the combination, Stratex (now named “Harris Stratex Networks Operating Corporation” and a wholly-owned subsidiary of Harris Stratex Networks), remains a party to the credit facility with Silicon Valley Bank (the “Harris Stratex Networks Credit Facility”). Harris and its subsidiaries (other than Harris Stratex Networks Operating Corporation) are not parties to the Harris Stratex Networks Credit Facility and are not obligated under, or guarantors of, the Harris Stratex Networks Credit Facility. Indebtedness under the Harris Stratex Networks Credit Facility is reflected in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as a result of the consolidation of Harris Stratex Networks. The Harris

Stratex Networks Credit Facility allows for revolving credit borrowings of up to $50 million, with available credit defined as $50 million less the outstanding balance of the term loan portion and any usage under the revolving credit portion. As of March 28, 2008, the balance of the term loan portion of the Harris Stratex Networks Credit Facility was $11.0 million (of which $6.0 million is recorded in the current portion of long-term debt) and there was $8.6 million in outstanding standby letters of credit, which are defined as usage under the revolving credit portion of the Harris Stratex Networks Credit Facility. Term Loan A of the Harris Stratex Networks Credit Facility requires monthly principal payments by Harris Stratex Networks Operating Corporation of $0.5 million plus interest at a fixed rate of 6.38 percent through May 2008. Term Loan B of the Harris Stratex Networks Credit Facility requires monthly principal payments by Harris Stratex Networks Operating Corporation of $0.4 million plus interest at a fixed rate of 7.25 percent through March 2010. The Harris Stratex Networks Credit Facility agreement contains a minimum tangible net worth covenant and a liquidity ratio covenant. At March 28, 2008, Harris Stratex Networks Operating Corporation was in compliance with these financial covenants.
Note I — Accrued Warranties
     Changes in our warranty liability, which is included as a component of “Other accrued items” on the accompanying Condensed Consolidated Balance Sheet (Unaudited), during the first three quarters of fiscal 2008, are as follows:

(In millions)
Balance at June 29, 2007	$37.2
Warranty provision for sales made during the three quarters ended March 28, 2008	23.0
Settlements made during the three quarters ended March 28, 2008	(18.0)
Other adjustments to the warranty liability, including those for foreign currency translation, during the three quarters ended March 28, 2008	(0.3)

Balance at March 28, 2008	$41.9

Note J — Net Income Per Diluted Share
     The computations of net income per diluted share are as follows:

	Quarter Ended		Three Quarters Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007
	(In millions, except per share amounts)
Net income	$108.0	$214.9	$322.5	$392.8
Impact of convertible debentures	—	1.0	0.5	2.9
Impact of Harris Stratex Networks adjustment	(1.2)	—	(1.5)	—

Net income used in diluted share calculation(A)	$106.8	$215.9	$321.5	$395.7

Basic weighted average shares outstanding	134.6	133.0	134.0	133.0
Impact of dilutive stock options	1.6	2.1	1.8	2.1
Impact of convertible debentures	—	6.6	1.1	6.6

Diluted weighted average shares outstanding(B)	136.2	141.7	136.9	141.7

Net income per diluted share(A)/(B)	$.78	$1.52	$2.35	$2.79
     In fiscal 2003, we issued $150 million in aggregate principal amount of 3.5% Convertible Debentures due August 2022. Holders of the debentures had the right to convert each of their debentures into shares of our common stock prior to the stated maturity. During fiscal 2008, each holder received 44.2404 shares of our common stock for each $1,000 of debentures surrendered for conversion. This represented a conversion price of $22.625 per share of our common stock. All outstanding debentures were either converted or redeemed during the first quarter of fiscal 2008. See additional information in Note H — Long-Term Debt in these Notes to Condensed Consolidated Financial Statements (Unaudited).
     Net income used in the computations of net income per diluted share for the quarter and three quarters ended March 28, 2008 has been adjusted to account for the impact of our ownership in Harris Stratex Networks on a fully diluted basis.
     Potential dilutive common shares consist primarily of employee stock options. Employee stock options to purchase approximately 1,046,750 and 5,300 shares of Harris stock on March 28, 2008 and March 30, 2007, respectively, were outstanding, but were not included in the computations of net income per diluted share because the effect would have been antidilutive as the options’ exercise prices exceeded the average market price.

Note K — Non-Operating Income (Loss)
     The components of non-operating income (loss) are as follows:

	Quarter Ended		Three Quarters Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007
	(In millions)
Gain on AuthenTec, Inc. warrants	$—	$—	$5.6	$—
Gain on the sale of securities available-for-sale	2.7	—	4.8	—
Gain (loss) on the sale of investments	—	2.9	(0.2)	2.9
Write-down of investments for other than temporary decreases in market value	—	—	(0.5)	(19.8)
Equity income	0.3	—	0.2	—
Royalty income (expense)	(0.2)	(0.1)	(1.2)	1.0

	$2.8	$2.8	$8.7	$(15.9)

Note L — Income Taxes
     Our effective tax rate (income taxes as a percentage of income before income taxes and minority interest) was 25.9 percent in the third quarter of fiscal 2008, compared to 23.4 percent in the third quarter of fiscal 2007. In the third quarter of fiscal 2008, our effective tax rate was lower than the U.S. statutory income tax rate because of an $11 million favorable impact from the settlement of U.S. Federal income tax audits for fiscal years 2004 through 2006. Additionally, in the third quarter of fiscal 2008, we began recording state income taxes in our Condensed Consolidated Statement of Income (Unaudited) as engineering, selling and administrative expenses to the extent these taxes are reimbursed, which totaled $8.2 million for the quarter and three quarters ended March 28, 2008. Under U.S. Government regulations, these state income taxes are allowable in establishing prices for the products and services we sell to the U.S. Government. Prior to the third quarter of fiscal 2008, these state income taxes were recorded in our Condensed Consolidated Statement of Income (Unaudited) as income taxes. The reimbursement of these state income taxes is recorded in our Condensed Consolidated Statement of Income (Unaudited) as revenue. As a result of this change, we reduced tax expense by approximately $5 million in the quarter and three quarters ended March 28, 2008. This change will also lower our effective tax rate in future quarters. In the third quarter of fiscal 2007, our effective tax rate was lower than the U.S. statutory income tax rate because of the tax-free nature of the combination with Stratex, which resulted in a $163.4 million gain, partially offset by transaction-related costs incurred in our Harris Stratex Networks segment and cost-reduction initiatives in our Broadcast Communications segment in foreign jurisdictions where we have significant net operating losses and where we were unable to realize a tax benefit associated with these charges.
     Our effective tax rate was 31.4 percent in the first three quarters of fiscal 2008, compared to 26.6 percent in the first three quarters of fiscal 2007. Our effective tax rate for the first three quarters of fiscal 2008 was lower than the U.S. statutory income tax rate because of the items noted above regarding the third quarter of fiscal 2008 and the impact of foreign tax credits in the second quarter of fiscal 2008. Our effective tax rate for the first three quarters of fiscal 2007 was lower than the U.S. statutory income tax rate because of the items noted above regarding the third quarter of fiscal 2007; a favorable impact of $12 million from the settlement concerning the tax audit of fiscal years 2001, 2002 and 2003 in the first quarter of fiscal 2007; and the re-enactment of the research and development credit for fiscal 2006 in the second quarter of fiscal 2007.
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
     We file numerous separate and consolidated income tax returns reporting the financial results of Harris Corporation and, where appropriate, our subsidiaries and affiliates, in the U.S. Federal jurisdiction, and various state, local and foreign jurisdictions. We are no longer subject to U.S. Federal income tax examinations for years prior to fiscal 2007 or, with few exceptions, to state, local or foreign tax examinations for years prior to fiscal 2001.
     We had $81.2 million of unrecognized tax benefits on June 30, 2007, of which $25.6 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized. As of the end of the third quarter of fiscal 2008, we had $72.4 million of unrecognized tax benefits, of which $17.9 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized.

     We recognize accrued interest and penalties related to unrecognized tax benefits as part of our income tax expense. We had accrued $5.4 million for the potential payment of interest and penalties as of June 30, 2007 and this amount was not included in the $81.2 million of unrecognized tax benefits referenced above. As of the end of the third quarter of fiscal 2008, we had accrued $3.4 million for the potential payment of interest and penalties and this amount was not included in the $72.4 million of unrecognized tax benefits referenced above.
     The decrease in unrecognized tax benefits and accrued interest and penalties primarily resulted from favorable settlements of U.S. Federal tax audits as mentioned above.
     We are currently under examination by the Internal Revenue Service (“IRS”) for fiscal year 2007. Pursuant to the Compliance Assurance Process, the IRS is also examining our current fiscal year, 2008. We are currently under examination by the Canadian Revenue Agency for fiscal years 2003 through 2007 and appealing portions of a Canadian assessment relating to fiscal years 2000 through 2002. We are currently under examination by various state and international tax authorities for fiscal years ranging from 1990 through 2006. It is reasonably possible that there could be a significant decrease or increase to our unrecognized tax benefit balance during the course of the next twelve months as these examinations continue, other tax examinations commence or various statutes of limitations expire. An estimate of the range of possible changes cannot be made because of the significant number of jurisdictions in which we do business and the number of open tax periods.
Note M — Business Segments
     Effective in the first quarter of fiscal 2008, we changed our segment reporting to reflect our new organizational structure. For fiscal 2008, our Defense Programs area, which was previously included in our Government Communications Systems segment, was combined with our RF Communications business, and the combined business is now reported as our Defense Communications and Electronics segment. Our Broadcast Communications and Harris Stratex Networks segments did not change as a result of the adjustments to our organizational structure. Segment information presented herein reflects the impact of these changes for all periods presented. There is no impact on our previously reported statements of income, balance sheets or statements of cash flows resulting from this change.
     We are structured primarily around the markets we serve and operate in four business segments - Defense Communications and Electronics, Government Communications Systems, Broadcast Communications and Harris Stratex Networks. Our Defense Communications and Electronics segment is a worldwide supplier of secure voice and data radio communications products, systems and networks; conducts advanced research studies; and designs, develops and supplies state-of-the-art communications and information networks and equipment, primarily for the U.S. Department of Defense, other Federal and state agencies, allied government defense and peacekeeping forces, and other aerospace and defense companies. Our Government Communications Systems segment develops intelligence, surveillance and reconnaissance solutions; designs and supports information systems for image and other data collection, processing, interpretation, storage and retrieval; and offers engineering, operations and support services, primarily for various agencies of the U.S. Government and for other aerospace and defense companies. Our Broadcast Communications segment serves the global digital and analog markets, providing video infrastructure and digital media products and solutions, enterprise software systems and solutions, and television and radio transmission equipment and systems. Our Harris Stratex Networks segment offers wireless transmission network solutions, including microwave radio systems and network management software, which are backed by comprehensive services and support, primarily to mobile and fixed telephone service providers, private network operators, government agencies, transportation and utility companies, public safety agencies and broadcast system operators. Within each of our business segments, there are multiple program areas and product lines that aggregate into our four business segments described above.
     The accounting policies of our operating segments are the same as those described in Note 1: “Significant Accounting Policies” in our Fiscal 2007 Form 10-K. We evaluate each segment’s performance based on its “operating income (loss),” which we define as profit or loss from operations before income taxes and minority interest excluding interest income and expense, equity income and gains or losses from securities and other investments. Intersegment sales among our Defense Communications and Electronics, Government Communications Systems and Broadcast Communications segments are transferred at cost to the buying segment and the sourcing segment recognizes a normal profit that is eliminated. Intersegment sales between our Harris Stratex Networks segment and any of our Defense Communications and Electronics, Government Communications Systems and Broadcast Communications segments are recorded as arms length transactions. The “Corporate eliminations” line item in the tables below represents the elimination of intersegment sales and their related profits, including transactions involving our Harris Stratex Networks segment. “Headquarters expense” represents the portion of corporate expenses not allocated to the business segments.

     Total assets by business segment are summarized below:

	March 28,	June 29,
	2008	2007
	(In millions)
Total Assets
Defense Communications and Electronics	$628.1	$520.6
Government Communications Systems	1,084.1	1,018.6
Broadcast Communications	1,410.9	1,350.0
Harris Stratex Networks	929.4	941.8
Headquarters	472.8	575.0

	$4,525.3	$4,406.0

     Segment revenue, segment operating income (loss) and a reconciliation of segment operating income (loss) to total income before income taxes and minority interest follows:

	Quarter Ended		Three Quarters Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007
	(In millions)
Revenue
Defense Communications and Electronics	$506.8	$416.4	$1,408.4	$1,196.3
Government Communications Systems	490.6	387.6	1,487.9	1,098.3
Broadcast Communications	158.6	138.6	468.9	433.4
Harris Stratex Networks	178.2	139.0	531.6	333.9
Corporate eliminations	(4.6)	(9.2)	(19.0)	(26.5)

	$1,329.6	$1,072.4	$3,877.8	$3,035.4

Income Before Income Taxes and Minority Interest
Segment Operating Income (Loss):
Defense Communications and Electronics	$156.4	$126.3	$430.1	$355.2
Government Communications Systems (1)	5.7	44.5	97.8	106.8
Broadcast Communications (2)	7.1	(18.1)	25.7	3.7
Harris Stratex Networks (3)	9.2	141.0	7.4	157.0
Headquarters expense	(18.2)	(16.2)	(55.2)	(50.2)
Corporate eliminations	(0.9)	(2.3)	(3.3)	(9.7)
Non-operating income (loss) (4)	2.8	2.8	8.7	(15.9)
Net interest expense	(12.0)	(5.9)	(37.3)	(20.6)

	$150.1	$272.1	$473.9	$526.3

(1)	The operating income in our Government Communications Systems segment in the quarter and three quarters ended March 28, 2008 included $0.4 million and $1.3 million, respectively, of costs associated with the acquisition of Multimax Incorporated (“Multimax”) and $46.8 million ($29.0 million after-tax, or $0.21 per diluted share) and $70.4 million ($43.6 million after-tax, or $0.32 per diluted share), respectively, of charges for schedule and cost overruns on commercial satellite reflector programs.

(2)	The operating income in our Broadcast Communications segment in the quarter and three quarters ended March 28, 2008 included $0.1 million and $1.9 million, respectively, of acquisition-related costs associated with the acquisition of Zandar Technologies plc (“Zandar”) including a write-off of in-process research and development and the impact of a step up in inventory. The operating income (loss) in our Broadcast Communications segment in the quarter and three quarters ended March 30, 2007 included $4.2 million in severance, facility and other costs associated with cost-reduction initiatives and an $18.9 million write-down of capitalized software as a result of management’s decision to discontinue an automation software development effort.

(3)	The operating income in our Harris Stratex Networks segment in the quarter and three quarters ended March 28, 2008 included $1.5 million and $21.9 million, respectively, of integration costs and the impact of a step up in fixed assets related to the combination with Stratex. The operating income in our Harris Stratex Networks segment in the quarter and three quarters ended March 30, 2007 included a $163.4 million pre-tax gain recorded on the combination of our Microwave Communications Division with Stratex, partially offset by $23.0 million of transaction-related costs such as a write-off of in-process research and development and the impact of a step up in inventory and fixed assets; and by integration costs of $3.5 million in the quarter and $5.2 million in the three quarters ended March 30, 2007.

(4)	“Non-operating income (loss)” includes equity investment income (loss), royalties and related intellectual property expenses, gains on sales of securities available-for-sale, write-downs of investments and gains and losses on the sale of our investments. During the three quarters ended March 30, 2007, we recorded $19.8 million of impairment to our investment in Terion, Inc. (“Terion”). Additional information regarding non-operating income (loss) is set forth in Note K — Non-Operating Income (Loss) in these Notes to Condensed Consolidated Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Harris Corporation
     We have reviewed the condensed consolidated balance sheet of Harris Corporation and subsidiaries as of March 28, 2008, and the related condensed consolidated statements of income for the quarter and three quarters ended March 28, 2008 and March 30, 2007, and the condensed consolidated statements of cash flows for the three quarters ended March 28, 2008 and March 30, 2007. These financial statements are the responsibility of the Company’s management.
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
May 2, 2008

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
     The following is a list of the sections of MD&A, together with our perspective on the contents of these sections of MD&A, which we hope will make reading these pages more productive:
•	Results of Operations - an analysis of our consolidated results of operations and of the results in each of our four operating segments, to the extent the operating segment results are helpful to an understanding of our business as a whole, for the periods presented in our Condensed Consolidated Financial Statements (Unaudited).

•	Liquidity and Capital Resources - an analysis of cash flows, common stock repurchases, dividend policy, capital structure and resources, off-balance sheet arrangements, commercial commitments and contractual obligations.

•	Critical Accounting Policies and Estimates - information about accounting policies that require critical judgments and estimates and about accounting pronouncements that have been issued but not yet implemented by us and their potential impact.

•	Forward-Looking Statements and Factors that May Affect Future Results - cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.
RESULTS OF OPERATIONS
Highlights
     Operations results for the third quarter of fiscal 2008 include:
•	Net income decreased from $214.9 million, or $1.52 per diluted share, in the third quarter of fiscal 2007 to $108.0 million, or $.78 per diluted share, in the third quarter of fiscal 2008. The prior-year quarter benefited from a $143.1 million after-tax gain on the combination with Stratex partially offset by $13.1 million of after-tax costs associated with the combination with Stratex and $15.6 million of after-tax charges associated with cost-reduction actions and a write-down of capitalized software in our Broadcast Communications segment. The third quarter of fiscal 2008 was impacted by the charges for schedule and cost overruns on commercial satellite reflector programs in our Government Communications Systems segment and the impact of favorable income tax settlements of $11 million;

•	Revenue increased 24.0 percent from $1,072.4 million in the third quarter of fiscal 2007 to $1,329.6 million in the third quarter of fiscal 2008;

•	Our Defense Communications and Electronics segment achieved revenue growth of 21.7 percent to $506.8 million and operating income increased 23.8 percent to $156.4 million in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007;

•	Our Government Communications Systems segment revenue increased by 26.6 percent to $490.6 million while operating income decreased by 87.2 percent to $5.7 million in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. The third quarter of fiscal 2008 includes the results of Multimax, which was acquired in the fourth quarter of fiscal 2007, and $46.8 million in charges for schedule and cost overruns on commercial satellite reflector programs;

•	Our Broadcast Communications segment revenue increased 14.4 percent to $158.6 million while operating income was $7.1 million in the third quarter of fiscal 2008 compared to an operating loss of $18.1 million in the third quarter of fiscal 2007. The third quarter of fiscal 2008 includes the results of Zandar, which was acquired in the second quarter of fiscal 2008. Operating income in the third quarter of fiscal 2007 was adversely impacted by $23.1 million of costs associated with a write-down of capitalized software and cost-reduction actions;

•	Our Harris Stratex Networks segment revenue increased 28.2 percent to $178.2 million in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 and had operating income of $9.2 million in the third quarter of fiscal 2008 compared to operating income of $141.0 million in the third quarter of fiscal 2007. The third quarter of fiscal 2008 reflects the results of the combination with Stratex in the third quarter of fiscal 2007 including $1.5 million of costs associated with the combination. The third quarter of fiscal 2007 includes a $163.4 million gain on the combination with Stratex offset by $26.5 million of costs associated with the combination; and

•	Net cash provided by operating activities was $353.2 million in the first three quarters of fiscal 2008 compared to $323.3 million in the first three quarters of fiscal 2007.
Consolidated Results of Operations
Revenue and Net Income

	Quarter Ended			Three Quarters Ended
	March 28,	March 30,	%	March 28,	March 30,	%
	2008	2007	Inc/(Dec)	2008	2007	Inc/(Dec)
	(In millions, except per share amounts and percentages)
Revenue	$1,329.6	$1,072.4	24.0%	$3,877.8	$3,035.4	27.8%
Net income	$108.0	$214.9	(49.7)%	$322.5	$392.8	(17.9)%
% of revenue	8.1%	20.0%		8.3%	12.9%
Net income per diluted common share	$.78	$1.52	(48.7)%	$2.35	$2.79	(15.8)%
     Third Quarter 2008 Compared With Third Quarter 2007: Revenue in the third quarter of fiscal 2008 was $1,329.6 million, an increase of 24.0 percent compared to the third quarter of fiscal 2007. Revenue increased in all four of our business segments in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. The increase in revenue was led by a 26.6 percent increase in our Government Communications Systems segment, primarily as a result of the June 2007 acquisition of Multimax, and a 21.7 percent increase in our Defense Communications and Electronics segment. Our Harris Stratex Networks segment revenue also increased significantly with a 28.2 percent increase over the prior-year quarter, primarily as a result of the combination with Stratex. In addition, we had organic revenue growth, excluding the impact of the acquisitions of Multimax and Zandar and the combination with Stratex, in the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007.
     Net income for the third quarter of fiscal 2008 was $108.0 million, or $.78 per diluted share, compared to $214.9 million, or $1.52 per diluted share, for the third quarter of fiscal 2007. Net income in the prior-year quarter was favorably impacted by the significant increase in operating income in our Harris Stratex Networks segment primarily as a result of the combination with Stratex, including a $163.4 million gain ($143.1 million after-tax) as a result of the transaction, partially offset by $23.0 million of transaction-related costs and $3.5 million of integration costs. Our Defense Communications and Electronics segment operating income increased by 23.8 percent, primarily from strong sales of our Falcon® tactical radio systems. Operating income in our Government Communications Systems segment decreased by 87.2 percent compared to the third quarter of fiscal 2007, primarily due to charges of $46.8 million for schedule and cost overruns on commercial satellite reflector programs. Operating income in our Broadcast Communications segment was $7.1 million in the third quarter of fiscal 2008 compared to an operating loss of $18.1 million in the third quarter of fiscal 2007, which was adversely impacted by $23.1 million of costs associated with a write-down of capitalized software and cost-reduction actions. Net interest expense increased to $12.0 million in the third quarter of fiscal 2008 from $5.9 million in the third quarter of fiscal 2007, primarily due to increased borrowings related to the acquisition of Multimax in June 2007 and our use of cash to repurchase shares of our common stock. In the third quarter of fiscal 2008, our effective tax rate was lower than the U.S. statutory income tax rate because of an $11 million favorable impact from the settlement of U.S. Federal income tax audits for fiscal years 2004 through 2006. Additionally, in the third quarter of fiscal 2008, we began recording state income taxes in our Condensed Consolidated Statement of Income (Unaudited) as engineering, selling and administrative expenses to the extent these taxes are reimbursed, which totaled $8.2 million for the quarter. Under U.S. Government regulations, these state income taxes are allowable in establishing prices for the products and services we sell to the U.S. Government. Prior to the third quarter of fiscal 2008, these state income taxes were recorded in our Condensed Consolidated Statement of Income (Unaudited) as income taxes. The reimbursement of these state income taxes is recorded in our Condensed Consolidated Statement of Income (Unaudited) as revenue. As a result of this change, we reduced tax expense by approximately $5 million in the third quarter of fiscal 2008. This change will also lower our effective tax rate in future quarters. In the third quarter of fiscal 2007, our effective tax rate was lower than the U.S. statutory income tax rate because of the tax-free nature of the combination with Stratex, which resulted in a $163.4 million gain, partially offset by transaction-related costs incurred in our Harris Stratex Networks segment and cost-reduction initiatives in our Broadcast Communications segment in foreign jurisdictions where we have significant net operating losses and where we were unable to realize a tax benefit associated with these charges.

     First Three Quarters 2008 Compared With First Three Quarters 2007: Our revenue for the first three quarters of fiscal 2008 was $3,877.8 million, an increase of 27.8 percent compared to the first three quarters of fiscal 2007. The increase primarily resulted from the same reasons as noted above regarding the third quarter of fiscal 2008.
     Net income for the first three quarters of fiscal 2008 was $322.5 million, or $2.35 per diluted share, compared to $392.8 million, or $2.79 per diluted share, for the first three quarters of fiscal 2007. The decrease in net income and net income per diluted share primarily resulted from the same reasons as noted above regarding the third quarter of fiscal 2008. Additionally, we recorded a $19.8 million pre-tax ($12.9 million after-tax) impairment in our investment in Terion during the first quarter of fiscal 2007. This impairment charge was largely offset by a lower effective tax rate in the first quarter of fiscal 2007 resulting from a favorable impact of $12 million from the settlement concerning the tax audit of fiscal years 2001, 2002 and 2003.
     See the “Discussion of Business Segment Results of Operations” section of this MD&A for further information.
Gross Margin

	Quarter Ended			Three Quarters Ended
	March 28,	March 30,	%	March 28,	March 30,	%
	2008	2007	Inc/(Dec)	2008	2007	Inc/(Dec)
	(In millions, except percentages)
Revenue	$1,329.6	$1,072.4	24.0%	$3,877.8	$3,035.4	27.8%
Cost of product sales and services	(933.9)	(719.1)	29.9%	(2,691.7)	(2,043.7)	31.7%
Gross margin	$395.7	$353.3	12.0%	$1,186.1	$991.7	19.6%
% of revenue	29.8%	32.9%		30.6%	32.7%
     Third Quarter 2008 Compared With Third Quarter 2007: Our gross margin (revenue less cost of product sales and services) as a percentage of revenue was 29.8 percent in the third quarter of fiscal 2008 compared to 32.9 percent in the third quarter of fiscal 2007. The decrease in gross margin as a percent of revenue was primarily due to the decrease in our Government Communications Systems segment gross margin in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 as a result of the charges for schedule and cost overruns on commercial satellite reflector programs. Our gross margin was also negatively impacted in the third quarter of fiscal 2008 by a larger mix of sales coming from our lower-margin Government Communications Systems segment, primarily as a result of our acquisition of Multimax in the fourth quarter of fiscal 2007.
     First Three Quarters 2008 Compared With First Three Quarters 2007: Our gross margin as a percentage of revenue was 30.6 percent in the first three quarters of fiscal 2008 compared to 32.7 percent in the first three quarters of fiscal 2007. The decrease in gross margin as a percent of revenue was primarily due to the same reasons as noted above regarding the third quarter of fiscal 2008.
     See the “Discussion of Business Segment Results of Operations” section of this MD&A for further information.
Engineering, Selling and Administrative Expenses

	Quarter Ended			Three Quarters Ended
	March 28,	March 30,	%	March 28,	March 30,	%
	2008	2007	Inc/(Dec)	2008	2007	Inc/(Dec)
	(In millions, except percentages)
Engineering, selling and administrative expenses	$236.4	$241.5	(2.1)%	$683.6	$592.3	15.4%
% of revenue	17.8%	22.5%		17.6%	19.5%
     Third Quarter 2008 Compared With Third Quarter 2007: Our engineering, selling and administrative expenses decreased to $236.4 million in the third quarter of fiscal 2008 from $241.5 million in the third quarter of fiscal 2007. As a percentage of revenue, these expenses decreased to 17.8 percent in the third quarter of fiscal 2008 from 22.5 percent in the third quarter of fiscal 2007. Decreases in engineering, selling and administrative expenses in our Broadcast Communications and Harris Stratex Networks segments in the third quarter of fiscal 2008 were partially offset by increases in our Defense Communications and Electronics and Government Communications Systems segments in the third quarter of fiscal 2008. The increase in our Defense Communications and Electronics segment engineering, selling and administrative expenses was primarily due to research and development costs associated with our Falcon III® radio. The increase in our Government Communications Systems segment engineering, selling and administrative expenses was primarily due to the acquisition of Multimax in the fourth quarter of fiscal 2007 and the impact of recording state income taxes allocated to contracts. In the third quarter of fiscal 2007, engineering, selling and administrative expenses in our Harris Stratex Networks segment included a write-off of in-process research and development, amortization of backlog and integration costs totaling $20.5 million related to the combination with Stratex; and engineering, selling and administrative expenses in our Broadcast Communications segment reflected $23.1 million of costs incurred related to a write-down of capitalized software and cost-reduction actions. The write-down of capitalized software was a result of management’s decision to discontinue an automation software development effort.
     First Three Quarters 2008 Compared With First Three Quarters 2007: Our engineering, selling and administrative expenses increased to $683.6 million in the first three quarters of fiscal 2008 from $592.3 million in the first three quarters of fiscal 2007. As a percentage of revenue, these expenses decreased to 17.6 percent in the first three quarters of fiscal 2008 from 19.5 percent in the first three quarters of fiscal 2007. The increase in engineering, selling and administrative expenses was primarily due to the same items as the increases in engineering, selling and administrative expenses noted above regarding the third quarter of 2008 with the exception that engineering, selling and administrative expenses in our Harris Stratex Networks segment were higher primarily due to the combination with Stratex which occurred in the third quarter of fiscal 2007.
     See the “Discussion of Business Segment Results of Operations” section of this MD&A for further information.
Non-Operating Income (Loss)

	Quarter Ended			Three Quarters Ended
	March 28,	March 30,	%	March 28,	March 30,	%
	2008	2007	Inc/(Dec)	2008	2007	Inc/(Dec)
	(In millions, except percentages)
Non-operating income (loss)	$2.8	$2.8	0.0%	$8.7	$(15.9)	*

*	Not meaningful
     Third Quarter 2008 Compared With Third Quarter 2007: We had non-operating income of $2.8 million for the third quarter of fiscal 2008 and for the third quarter of fiscal 2007. The non-operating income in the third quarter of fiscal 2008 was primarily due to a gain on the sale of a portion of our investment in AuthenTec, Inc. (“AuthenTec”), which is classified as marketable securities available-for-sale, while the non-operating income in the third quarter of fiscal 2007 was primarily due to gains on the sale of our investment in Terion. See Note K — Non-Operating Income (Loss) in the Notes for further information.
     First Three Quarters 2008 Compared With First Three Quarters 2007: We had non-operating income of $8.7 million for the first three quarters of fiscal 2008 compared to a non-operating loss of $15.9 million for the first three quarters of fiscal 2007. The non-operating loss for the first three quarters of fiscal 2007 was primarily due to the impact of a $19.8 million write-down of our investment in Terion, partially offset by a $1.5 million gain from the sale of intellectual property rights in the first quarter of fiscal 2007. Additionally, in the first three quarters of fiscal 2008, we recorded a gain of $4.8 million on the sale of a portion of our investment in AuthenTec, and in the second quarter of fiscal 2008, we recorded a $5.6 million gain related to mark-to-market adjustments on warrants we held to acquire shares of AuthenTec, which were classified as derivatives. See Note K — Non-Operating Income (Loss) in the Notes for further information.
Interest Income and Interest Expense

	Quarter Ended			Three Quarters Ended
	March 28,	March 30,	%	March 28,	March 30,	%
	2008	2007	Inc/(Dec)	2008	2007	Inc/(Dec)
	(In millions, except percentages)
Interest income	$1.9	$4.6	(58.7)%	$5.5	$9.5	(42.1)%
Interest expense	(13.9)	(10.5)	32.4%	(42.8)	(30.1)	42.2%
     Third Quarter 2008 Compared With Third Quarter 2007: Our interest income decreased to $1.9 million in the third quarter of fiscal 2008 from $4.6 million in the third quarter of fiscal 2007. Our interest expense increased to $13.9 million in the third quarter of fiscal 2008 from $10.5 million in the third quarter of fiscal 2007. The decrease in our interest income and increase in our interest expense is primarily due to increased borrowings related to the acquisition of Multimax in June 2007 and our use of cash to repurchase shares of our common stock.

     First Three Quarters 2008 Compared With First Three Quarters 2007: Our interest income decreased to $5.5 million in the first three quarters of fiscal 2008 from $9.5 million in the first three quarters of fiscal 2007. Our interest expense increased to $42.8 million in the first three quarters of fiscal 2008 from $30.1 million in the first three quarters of fiscal 2007. The decrease in our interest income and increase in our interest expense resulted from the same reasons as noted above regarding the third quarter of fiscal 2008.
Income Taxes

	Quarter Ended			Three Quarters Ended
	March 28,	March 30,	%	March 28,	March 30,	%
	2008	2007	Inc/(Dec)	2008	2007	Inc/(Dec)
	(In millions, except percentages)
Income taxes	$38.9	$63.8	(39.0)%	$149.0	$140.1	6.4%
Effective tax rate	25.9%	23.4%		31.4%	26.6%
     Third Quarter 2008 Compared With Third Quarter 2007: Our effective tax rate (income taxes as a percentage of income before income taxes and minority interest) was 25.9 percent in the third quarter of fiscal 2008, compared to 23.4 percent for the third quarter of fiscal 2007. In the third quarter of fiscal 2008, our effective tax rate was lower than the U.S. statutory income tax rate because of an $11 million favorable impact from the settlement of U.S. Federal income tax audits for fiscal years 2004 through 2006. Additionally, in the third quarter of fiscal 2008, we began recording state income taxes in our Condensed Consolidated Statement of Income (Unaudited) as engineering, selling and administrative expenses to the extent these taxes are reimbursed, which totaled $8.2 million for the quarter. Under U.S. Government regulations, these state income taxes are allowable in establishing prices for the products and services we sell to the U.S. Government. Prior to the third quarter of fiscal 2008, these state income taxes were recorded in our Condensed Consolidated Statement of Income (Unaudited) as income taxes. The reimbursement of these state income taxes is recorded in our Condensed Consolidated Statement of Income (Unaudited) as revenue. As a result of this change, we reduced tax expense by approximately $5 million in the third quarter of fiscal 2008. This change will also lower our effective tax rate in future quarters. In the third quarter of fiscal 2007, our effective tax rate was lower than the U.S. statutory income tax rate because of the tax-free nature of the combination with Stratex, which resulted in a $163.4 million gain, partially offset by transaction-related costs incurred in our Harris Stratex Networks segment and cost-reduction initiatives in our Broadcast Communications segment in foreign jurisdictions where we have significant net operating losses and where we were unable to realize a tax benefit associated with these charges.
     First Three Quarters 2008 Compared With First Three Quarters 2007: Our effective tax rate was 31.4 percent in the first three quarters of fiscal 2008, compared to 26.6 percent in the first three quarters of fiscal 2007. Our effective tax rate for the first three quarters of fiscal 2008 was lower than the U.S. statutory income tax rate because of the items noted above regarding the third quarter of fiscal 2008 and the impact of foreign tax credits in the second quarter of fiscal 2008. Our effective tax rate for the first three quarters of fiscal 2007 was lower than the U.S. statutory income tax rate because of the items noted above regarding the third quarter of fiscal 2007; a $12 million favorable impact from the settlement concerning the tax audit of fiscal years 2001, 2002 and 2003 in the first quarter of fiscal 2007; and the re-enactment of the research and development credit for fiscal 2006 in the second quarter of fiscal 2007.
Discussion of Business Segment Results of Operations
     Effective in the first quarter of fiscal 2008, we changed our segment reporting to reflect our new organizational structure. For fiscal 2008, our Defense Programs area, which was previously included in our Government Communications Systems segment, was combined with our RF Communications business, and the combined business is now reported as our Defense Communications and Electronics segment. Our Broadcast Communications and Harris Stratex Networks segments did not change as a result of the adjustments to our organizational structure. Segment information herein reflects the impact of these changes for all periods presented. There is no impact on our previously reported statements of income, balance sheet or statements of cash flows resulting from this change.
Defense Communications and Electronics Segment

	Quarter Ended			Three Quarters Ended
	March 28,	March 30,	%	March 28,	March 30,	%
	2008	2007	Inc/(Dec)	2008	2007	Inc/(Dec)
	(In millions, except percentages)
Revenue	$506.8	$416.4	21.7%	$1,408.4	$1,196.3	17.7%
Segment operating income	156.4	126.3	23.8%	430.1	355.2	21.1%
% of revenue	30.9%	30.3%		30.5%	29.7%
     Third Quarter 2008 Compared With Third Quarter 2007: Defense Communications and Electronics segment revenue increased 21.7 percent and operating income increased 23.8 percent in the third quarter of fiscal 2008 from the third quarter of fiscal 2007. Orders were significantly greater than revenue in the third quarter of fiscal 2008.

     Global market demand for our Falcon tactical radios continued to increase at double-digit rates in the third quarter of fiscal 2008 when compared to the prior-year quarter. Deployment of advanced communications systems remained a top customer priority in the U.S. as well as globally. Demand was driven by modernization programs, force expansion, force restructuring and modularity, and network-centric operations that significantly improve situational awareness. International deliveries in the third quarter of fiscal 2008 were made to a diverse set of customers, including Pakistan, Albania, Algeria, Bulgaria, Kazakhstan, Saudi Arabia, Georgia, Singapore, Chad, Jamaica, Romania, Spain, Thailand, and the United Kingdom.
     Significant RF Communications business product orders in the third quarter of fiscal 2008 included:
•	A $118 million order from the U.S. Army to supply Falcon II® high-frequency (“HF”) vehicular radio systems for High Mobility Multipurpose Wheeled Vehicles (“HMMWVs”) and other vehicles;

•	A $97 million contract to continue upgrading U.S. Marine Corps tactical radio communications with multiband, multimission Joint Tactical Radio Systems (“JTRS”) approved Falcon III handheld and vehicular radio systems;

•	An $80 million order from the Philippines Ministry of Defence for Falcon radios;

•	A $45 million order to supply the U.S. Air Force with a complete suite of Falcon tactical radios for its fleet of Mine Resistant Ambush Protected (“MRAP”) vehicles; and

•	A $25 million contract from the Brunei Ministry of Defence to supply tactical radios, accessories and other equipment to the Combat Net Radio replacement program of the Royal Brunei Armed Forces.
     Announcements in the third quarter of fiscal 2008 related to our RF Communications business new product funnel included:
•	First deliveries of the new Falcon III multiband, multimission manpack radio, the first wideband networking radio to utilize the Software Communication Architecture (“SCA”) and receive National Security Agency (“NSA”) Type 1 certification for the protection of voice and data traffic up through the TOP SECRET level;

•	Deployment of the new Broadband Ethernet high-capacity line-of-site radio by the 2-25th Stryker Brigade Combat Team of the U.S. Army’s 25th Infantry Division;

•	Introduction of the first multiband land mobile radio that provides real-time interoperable communications for the growing federal public safety and homeland security market;

•	A contract from the Defence Forces of Norway to provide several thousand RF-7800S Secure Personal Radios, a lightweight wideband radio that delivers secure tactical communications to individual soldiers; and

•	Use of the JTRS-approved Falcon III handheld radios in U.S. Army Shadow 200 Unmanned Aerial Vehicles to extend the communications capabilities of soldiers serving in mountainous and urban environments.
     In our Defense Programs business, revenue increased in the third quarter of fiscal year 2008, compared to the third quarter of fiscal 2007. The increase in revenue was achieved in a number of strategic Department of Defense (“DoD”) programs, including the Lightweight Multiband Satellite Terminal (“LMST”) program for the U.S. Marine Corps, the Warfighter Information Network-Tactical (“WIN-T”) program for the U.S. Army, the Improved Fire Control System (“IFCS”) for the U.S. Army Multiple Launch Rocket System, the Common Data Link (“CDL”) Hawklink program for the U.S. Navy, and the Multifunctional Information Distribution System (“MIDS”) for DoD aircraft.
     First Three Quarters 2008 Compared With First Three Quarters 2007: Defense Communications and Electronics segment revenue increased 17.7 percent and operating income increased 21.1 percent in the first three quarters of fiscal 2008 from the first three quarters of fiscal 2007. These increases were primarily for the same reasons as those noted above regarding the third quarter of fiscal 2008.
Government Communications Systems Segment

	Quarter Ended			Three Quarters Ended
	March 28,	March 30,	%	March 28,	March 30,	%
	2008	2007	Inc / (Dec)	2008	2007	Inc / (Dec)
	(In millions, except percentages)
Revenue	$490.6	$387.6	26.6%	$1,487.9	$1,098.3	35.5%
Segment operating income	5.7	44.5	(87.2)%	97.8	106.8	(8.4)%
% of revenue	1.2%	11.5%		6.6%	9.7%

     Third Quarter 2008 Compared With Third Quarter 2007: Government Communications Systems segment revenue increased 26.6 percent while operating income decreased 87.2 percent in the third quarter of fiscal 2008 from the third quarter of fiscal 2007. Orders were higher than revenue in the third quarter of fiscal 2008. The increase in revenue was primarily a result of the Multimax acquisition in the fourth quarter of fiscal 2007. The decrease in operating income was primarily a result of $46.8 million of charges for schedule and cost overruns on four fixed-price commercial satellite reflector programs, encompassing ten commercial reflectors in various stages of development, assembly, test and delivery. Due to technical difficulties experienced on these programs which necessitated design changes and associated cost increases, we also fell behind schedule. To mitigate the impact of these changes to the schedule, we began running these programs in parallel rather than in series. However, we had not fully realized the impact to costs from rework activities associated with further design changes, as this cost is multiplied through all the reflectors in the factory as a result of running these programs in parallel. Based on these events, during the third quarter of fiscal year 2008, we reviewed these reflector programs, reassessed the impact of redesign, rework and schedule delays to the estimated costs-at-completion and recorded these additional charges.
     Organic revenue increased in the third quarter of fiscal 2008, excluding the impact of the acquisition of Multimax, compared to the third quarter of fiscal 2007 and was driven by the Field Data Collection Automation (“FDCA”) program for the U.S. Census Bureau, the Patriot IT services program for the National Reconnaissance Office (“NRO”), the Network Centric Solutions (“NETCENTS”) IT integration and services program for the U.S. Air Force, and a number of classified programs.
     Major program awards in the third quarter of fiscal 2008 included a 6.5-year Network and Space Operations and Maintenance (“NSOM”) program potentially worth as much as $410 million. We will provide operations and maintenance support to the 50th Space Wing Air Force Satellite Control Network at locations around the world. We also received a $22 million, 6-month follow-on order with the Department of State to modernize IT architecture for the Bureau of Consular Affairs. We also were awarded new classified programs valued at approximately $140 million and were awarded a $20 million, 2-year program to provide satellite reflector antennas for the Sirius Satellite Radio FM 6 satellite expected to be launched in the fourth quarter of calendar 2010.
     In a new market for us — Healthcare IT — we were awarded a $6 million contract during the third quarter of fiscal 2008 from the U.S. Department of Health and Human Services. We will develop and integrate an open-source National Health Information Exchange Gateway solution that will enable federal healthcare agencies and healthcare providers to share patient information more quickly and easily, improving the quality of care and reducing costs.
     Following the close of the third quarter of fiscal 2008, we were awarded a 10-year contract valued at more than $40 million to supply depot support and engineering services for multiple space control systems for the U.S. Space and Missile Systems Center Space Superiority Systems Wing at Los Angeles Air Force Base, California. The value of the contract may increase through the exercise of future options.
     First Three Quarters 2008 Compared With First Three Quarters 2007: Government Communications Systems segment revenue increased 35.5 percent and operating income decreased 8.4 percent in the first three quarters of fiscal 2008 from the first three quarters of fiscal 2007. The increase in revenue and decrease in operating income were primarily for the same reasons as those noted above regarding the third quarter of fiscal 2008, as well as $23.6 million of charges for schedule and cost overruns on commercial satellite reflector programs incurred in the first quarter of fiscal 2008.
Broadcast Communications Segment

	Quarter Ended			Three Quarters Ended
	March 28,	March 30,	%	March 28,	March 30,	%
	2008	2007	Inc / (Dec)	2008	2007	Inc / (Dec)
	(In millions, except percentages)
Revenue	$158.6	$138.6	14.4%	$468.9	$433.4	8.2%
Segment operating income (loss)	7.1	(18.1)	*	25.7	3.7	*
% of revenue	4.5%	(13.1)%		5.5%	0.9%

*	Not meaningful
     Third Quarter 2008 Compared With Third Quarter 2007: Broadcast Communications segment revenue increased 14.4 percent in the third quarter of fiscal 2008 from the third quarter of fiscal 2007. Orders were higher than revenue in the third quarter of fiscal 2008. The segment had operating income of $7.1 million during the third quarter of fiscal 2008 compared to an operating loss of $18.1 million during the third quarter of fiscal 2007. Operating income in the third quarter of fiscal 2007 was adversely impacted by $23.1 million of costs associated with a write-down of capitalized software and cost-reduction actions.

     Revenue growth in the third quarter of fiscal 2008 was across all business areas in both U.S. and international markets. Higher revenue was driven by the continuing global conversion to both digital and high-definition (“HD”) operations. Sales of transmission systems grew at double-digit rates in the third quarter of fiscal 2008, compared to the third quarter of fiscal 2007, as a result of strong shipments in the U.S. market for the over-the-air digital transmission build-out. Double-digit growth continued in Infrastructure & Digital Media businesses, including routers, graphics equipment and multiviewers in the third quarter of fiscal 2008, compared to the third quarter of fiscal 2007. Third quarter fiscal 2008 sales of traffic and billing software solutions also improved, particularly in international markets, compared to the third quarter of fiscal 2007.
     Large media customers selected the Harris ONE™ approach for workflow solutions across the entire broadcast delivery chain, tying workflow and signal flow together to improve productivity and responsiveness. Recent international examples in the third quarter of fiscal 2008 included projects with Chunghwa Telecom in Taiwan; Brazilian broadcaster TV Anhanguera; the Saudi Arabia Ministry of Culture and Information for Saudi Television; Kuwait Television; RTV, the national public broadcaster in Slovenia; and HD suisse, the first HD television channel in Switzerland.
     First Three Quarters 2008 Compared With First Three Quarters 2007: Broadcast Communications segment revenue increased 8.2 percent during the first three quarters of fiscal 2008 from the first three quarters of fiscal 2007. The segment had operating income of $25.7 million during the first three quarters of fiscal 2008 compared to $3.7 million during the first three quarters of fiscal 2007. The reasons for these variances are primarily the same as those noted above for the third quarter of fiscal 2008.
Harris Stratex Networks Segment

	Quarter Ended			Three Quarters Ended
	March 28,	March 30,	%	March 28,	March 30,	%
	2008	2007	Inc/(Dec)	2008	2007	Inc/(Dec)
	(In millions, except percentages)
Revenue	$178.2	$139.0	28.2%	$531.6	$333.9	59.2%
Segment operating income (loss)	9.2	141.0	(93.5)%	7.4	157.0	(95.3)%
% of revenue	5.2%	101.4%		1.4%	47.0%
Minority interest in Harris Stratex Networks	$(3.2)	$6.6	*	$(2.4)	$6.6	*

*	Not meaningful
     Third Quarter 2008 Compared With Third Quarter 2007: Harris Stratex Networks segment revenue increased 28.2 percent in the third quarter of fiscal 2008 from the third quarter of fiscal 2007 as a result of the combination with Stratex at the end of January 2007 and solid revenue growth in North America and Africa. The segment had operating income of $9.2 million in the third quarter of fiscal 2008 compared to operating income of $141.0 million in the third quarter of fiscal 2007. Operating income was adversely impacted in the third quarter of fiscal 2008 by $1.5 million of integration and transaction-related costs associated with the combination with Stratex. The third quarter of fiscal 2007 includes a $163.4 million pre-tax gain resulting from the combination with Stratex, partially offset by $23.0 million of transaction-related costs and $3.5 million of integration costs.
     North American microwave revenue increased 16 percent to $57 million in the third quarter of fiscal 2008 compared to the prior-year quarter. This revenue growth was driven by customer demand for increased bandwith, footprint expansion and the relocation of advanced wireless services to the 2 GHz spectrum by mobile operators. International microwave revenue increased 38 percent to $117 million in the third quarter of fiscal 2008 compared to the prior-year quarter. This growth was led by the year-over-year increase in Africa, reflecting a rebound in capital investment following a series of mobile operator consolidations. International microwave revenue growth was also strong in Europe, the Middle East and Russia.
     First Three Quarters 2008 Compared With First Three Quarters 2007: Harris Stratex Networks segment revenue increased 59.2 percent during the first three quarters of fiscal 2008 when compared to the first three quarters of fiscal 2007. The segment had operating income of $7.4 million during the first three quarters of fiscal 2008 compared to operating income of $157.0 million during the first three quarters of fiscal 2007. The reasons for these variances are primarily the same as those noted above regarding the third quarter of fiscal 2008, as well as $20.4 million of integration and transaction-related costs in the first two quarters of fiscal 2008 associated with the combination with Stratex.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Three Quarters Ended
	March 28,	March 30,
	2008	2007
	(In millions)
Net cash provided by operating activities	$353.2	$323.3
Net cash provided by (used in) investing activities	(97.6)	31.6
Net cash used in financing activities	(334.1)	(58.9)
Effect of exchange rate changes on cash and cash equivalents	2.1	4.5

Net increase (decrease) in cash and cash equivalents	$(76.4)	$300.5

     Cash and Cash Equivalents: Our cash and cash equivalents decreased $76.4 million from $368.3 million at the end of fiscal 2007 to $291.9 million at the end of the third quarter of fiscal 2008. The decrease was primarily due to $334.1 million of net cash used in financing activities and $97.6 million of net cash used in investing activities, partially offset by $353.2 million in net cash provided by operating activities. We own approximately 56 percent of Harris Stratex Networks, which had a cash balance of $97.0 million included in our consolidated cash and cash equivalents balance of $291.9 million as of March 28, 2008. The $97.0 million balance is available only for Harris Stratex Networks’ general corporate purposes.
     Management currently believes that existing cash, funds generated from operations, sales of marketable securities, our credit facilities and access to the public and private debt and equity markets will be sufficient to provide for our anticipated requirements for working capital, capital expenditures and share repurchases under the current repurchase program for the next 12 months and the foreseeable future. We anticipate tax payments over the next three years to be less than our tax expense during the same period. We anticipate that our fiscal 2008 and 2009 cash payments may include strategic acquisitions. Other than those noted in the “Commercial Commitments and Contractual Obligations” discussion below in this MD&A, capital expenditures, potential acquisitions and repurchases under our share repurchase program, no other significant cash outlays are anticipated during the remainder of fiscal 2008 and thereafter.
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
     Net cash provided by operating activities: Our net cash provided by operating activities was $353.2 million in the first three quarters of fiscal 2008 compared to $323.3 million in the first three quarters of fiscal 2007. All of our segments had positive cash flow in the first three quarters of fiscal 2008 led by our Government Communications Systems segment, which had the greatest improvement in cash flow for the first three quarters of fiscal 2008 compared to the first three quarters of fiscal 2007. We expect cash flow provided by operating activities in fiscal 2008 to be between $550 million and $600 million.
     Net cash provided by (used in) investing activities: Our net cash used in investing activities was $97.6 million in the first three quarters of fiscal 2008 compared to net cash provided by investing activities of $31.6 million in the first three quarters of fiscal 2007. Net cash used in investing activities in the first three quarters of fiscal 2008 was primarily due to $84.2 million of property, plant and equipment additions, $24.7 million of capitalized software additions and $12.8 million cash paid for acquisitions. This was partially offset by the net proceeds from the sale of securities and short-term investments available-for-sale of $24.1 million. Our total capital expenditures, including capitalized software, in fiscal 2008 are expected to be in the $140 million to $150 million range. Net cash provided by investing activities in the first three quarters of fiscal 2007 was primarily due to the net proceeds from the sale of short-term investments available-for-sale of $97.2 million and $33.2 million of cash balances held by Stratex at the time of the combination. This was partially offset by $66.6 million of property, plant and equipment additions and $32.2 million of capitalized software additions.
     Net cash used in financing activities: Our net cash used in financing activities in the first three quarters of fiscal 2008 was $334.1 million compared to net cash used in financing activities in the first three quarters of fiscal 2007 of $58.9 million. Net cash used in financing activities in the first three quarters of fiscal 2008 was primarily due to $200.0 million used for the repurchase of shares of our common stock, net repayments of borrowings of $91.1 million and payment of $61.3 million of cash dividends, partially offset by proceeds from the exercise of employee stock options of $27.1 million. The net cash used in financing activities in the first three quarters of fiscal 2007 included payment of $44.2 million of cash dividends and $47.0 million used for the repurchase of shares of our common stock. These amounts were partially offset by proceeds from the exercise of employee stock options of $27.8 million.

Common Stock Repurchases
     During the third quarter of fiscal 2008, we used $100 million to repurchase 1,839,796 shares of our common stock under our current repurchase program at an average price per share of $54.35, including commissions. During the third quarter of fiscal 2007, we used $21 million to repurchase 400,000 shares of our common stock under our prior repurchase program at an average price per share of $51.48, including commissions. During the first three quarters of fiscal 2008, we used $200 million to repurchase 3,507,154 shares of our common stock under our current repurchase program at an average price per share of $57.01, including commissions. During the first three quarters of fiscal 2007, we used $47 million to repurchase 1,025,000 shares of our common stock under our prior repurchase program at an average price per share of $45.86, including commissions. Shares repurchased by us are cancelled and retired.
     As of March 28, 2008, we have a remaining authorization to repurchase $200 million in shares of our common stock under our repurchase program. While this program does not have a stated expiration date, management currently expects to repurchase during fiscal 2008 and 2009 the remaining $200 million in shares of our common stock authorized to be repurchased under our repurchase program. We currently expect that these repurchases will more than offset the dilutive effect of shares to be issued under our share-based incentive plans. Additional information regarding share repurchases during the third quarter of fiscal 2008 and our repurchase program is set forth in this Quarterly Report on Form 10-Q under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
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

     All amounts borrowed or outstanding under the Credit Agreement are due and mature on March 31, 2010, unless the commitments are terminated earlier either at our request or if certain events of default occur. At March 28, 2008, we had $45.0 million of commercial paper outstanding, which is backed by the Credit Agreement.
     On December 5, 2007, we completed the issuance of $400 million in aggregate principal amount of 5.95% Notes due December 1, 2017. Interest on the notes is payable on June 1 and December 1 of each year. We may redeem the notes at any time in whole or, from time to time, in part at the “make-whole” redemption price. The “make-whole” redemption price is equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus 30 basis points. In each case, we will pay accrued interest on the principal amount of the notes being redeemed to the redemption date. In addition, upon a change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the notes at a price equal to 101 percent of the aggregate principal amount of the notes repurchased, plus accrued interest on the notes repurchased to the date of repurchase. In conjunction with the issuance of the notes, we entered into treasury lock agreements to protect against fluctuations in forecasted interest payments resulting from the issuance of ten-year, fixed rate debt due to changes in the benchmark U.S. Treasury rate. In accordance with Statement 133, these agreements were determined to be highly effective in offsetting changes in interest payments to be made upon issuance of the notes. Upon termination of these agreements on December 6, 2007, we recorded a loss of $5.5 million, net of income tax, in shareholders’ equity as a component of accumulated other comprehensive income. This loss, along with $5.0 million in debt issuance costs, will be amortized over the life of the notes on a straight-line basis, which approximates the effective interest rate method, and reflected as a portion of interest expense in the accompanying Condensed Consolidated Statement of Income (Unaudited).
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
     In fiscal 2003, we issued $150 million in aggregate principal amount of 3.5% Convertible Debentures due August 2022. On July 12, 2007, we initiated the steps necessary to redeem the debentures on August 20, 2007. However, prior to the date set for redemption, all of the debentures were converted by the holders into shares of our common stock at a conversion rate of 44.2404 shares of common stock for each $1,000 principal amount of debentures, with the exception of debentures in the principal amount of $3,000. This resulted in the issuance by us of 6,594,146 shares of common stock during the first quarter of fiscal 2008 in respect of the debentures converted. On August 20, 2007, we redeemed the remaining debentures in the principal amount of $3,000. Accordingly, no debentures remained outstanding as of August 20, 2007. We incurred $4.8 million in debt issuance costs related to the issuance of the convertible debentures, which costs were amortized on a straight-line basis over a five-year period and reflected as a portion of interest expense in the accompanying Condensed Consolidated Statement of Income (Unaudited).
     In February 1998, we completed the issuance of $150.0 million in aggregate principal amount of 6.35% Debentures due February 1, 2028. On December 5, 2007, we repurchased and retired $25.0 million in aggregate principal amount of the debentures. On February 1, 2008, we redeemed $99.2 million in aggregate principal amount of the debentures pursuant to the procedures for redemption at the option of the holders of the debentures. We may redeem the remaining $25.8 million in aggregate principal amount of the debentures in whole, or in part, at any time at a pre-determined redemption price.
     In January 1996, we completed the issuance of $100 million in aggregate principal amount of 7% Debentures due January 15, 2026. The debentures are not redeemable prior to maturity.
     We have a universal shelf registration statement related to the potential future issuance of an indeterminate amount of securities, including debt securities, preferred stock, common stock, fractional interests in preferred stock represented by depository shares and warrants to purchase debt securities, preferred stock or common stock.

     Prior to the combination with Stratex, Stratex was a party to a credit facility with Silicon Valley Bank, and following the combination, Stratex (now named “Harris Stratex Networks Operating Corporation” and a wholly-owned subsidiary of Harris Stratex Networks), remains a party to the credit facility with Silicon Valley Bank (the “Harris Stratex Networks Credit Facility”). Harris and its subsidiaries (other than Harris Stratex Networks Operating Corporation) are not parties to the Harris Stratex Networks Credit Facility and are not obligated under, or guarantors of, the Harris Stratex Networks Credit Facility. Indebtedness under the Harris Stratex Networks Credit Facility is reflected in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as a result of the consolidation of Harris Stratex Networks. The Harris Stratex Networks Credit Facility allows for revolving credit borrowings of up to $50 million, with available credit defined as $50 million less the outstanding balance of the term loan portion and any usage under the revolving credit portion. As of March 28, 2008, the balance of the term loan portion of the Harris Stratex Networks Credit Facility was $11.0 million (of which $6.0 million is recorded in the current portion of long-term debt) and there was $8.6 million in outstanding standby letters of credit, which are defined as usage under the revolving credit portion of the Harris Stratex Networks Credit Facility. Term Loan A of the Harris Stratex Networks Credit Facility requires monthly principal payments by Harris Stratex Networks Operating Corporation of $0.5 million plus interest at a fixed rate of 6.38 percent through May 2008. Term Loan B of the Harris Stratex Networks Credit Facility requires monthly principal payments by Harris Stratex Networks Operating Corporation of $0.4 million plus interest at a fixed rate of 7.25 percent through March 2010. The Harris Stratex Networks Credit Facility agreement contains a minimum tangible net worth covenant and a liquidity ratio covenant. At March 28, 2008, Harris Stratex Networks Operating Corporation was in compliance with these financial covenants.
     We have uncommitted short-term lines of credit from various international banks. These lines provide for borrowings at various interest rates, typically may be terminated upon notice, may be used on such terms as mutually agreed to by the banks and us and are reviewed annually for renewal or modification. These lines do not require compensating balances. We also have a short-term commercial paper program in place, supported by our Credit Agreement (as described above), which we may utilize to satisfy short-term cash requirements. There was $45.0 million outstanding under the commercial paper program at March 28, 2008.
     Our debt is currently rated “BBB+” by Standard and Poor’s Rating Group and “Baa1” by Moody’s Investors Service. We expect to maintain operating ratios, fixed-charge coverage ratios and balance sheet ratios sufficient for retention of or improvement to these debt ratings. There are no assurances that our credit ratings will not be reduced in the future. If our credit rating is lowered below “investment grade,” then we may not be able to issue short-term commercial paper, but may instead need to borrow under our credit facilities or pursue other options. We do not currently foresee losing our investment-grade debt ratings, but no assurances can be given. If our debt ratings were downgraded, however, it could adversely impact, among other things, our future borrowing costs and access to capital markets.
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
     Currently we are not participating in transactions that generate off-balance sheet arrangements with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of March 28, 2008, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. In addition, we are not currently a party to any related party transactions that materially affect our financial position, results of operations or cash flows.
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

Commercial Commitments and Contractual Obligations
     The amounts disclosed in our Fiscal 2007 Form 10-K include our commercial commitments and contractual obligations. During the quarter ended March 28, 2008, other than the aforementioned redemption of $99.2 million in aggregate principal amount of 6.35% Debentures due February 1, 2028, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our Fiscal 2007 Form 10-K.
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
     Foreign Exchange and Currency: We use foreign exchange contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers, and intercompany loans. We believe the use of foreign currency financial instruments should reduce the risks that arise from doing business in international markets. At March 28, 2008, we had open foreign exchange contracts with a notional amount of $133.4 million, of which $64.3 million were classified as cash flow hedges, $20.8 million were classified as fair value hedges and $48.3 million were not designated as hedges under the provisions of Statement 133. This compares to open foreign exchange contracts with a notional amount of $107.2 million as of June 29, 2007, of which $29.8 million were classified as cash flow hedges, $40.0 million were classified as fair value hedges and $37.4 million were not designated as hedges under the provisions of Statement 133. At March 28, 2008, contract expiration dates ranged from less than one month to 9 months with a weighted average contract life of approximately 2 months.

     More specifically, the foreign exchange contracts classified as cash flow hedges are primarily being used to hedge currency exposures from cash flows anticipated in our Harris Stratex Networks segment related to customer orders denominated in non-functional currencies that are currently in backlog, in our Defense Communications and Electronics segment related to programs in the U.K. and Canada and various intercompany transactions in our Broadcast Communications segment between our European, Asia Pacific and Canadian operations. We have hedged the forecasted cash flows related to payments made to our U.S. operations to maintain our anticipated profit margins. We have also hedged U.S. dollar payments to suppliers to maintain our anticipated profit margins. As of March 28, 2008, the estimated pre-tax loss that would be reclassified into net income from comprehensive income within the next 12 months related to these cash flow hedges was $3.2 million.
     The net gain included in our net income in the first three quarters of fiscal 2008, and the net gain included in our net income in the first three quarters of fiscal 2007, representing the amount of fair value and cash flow hedge ineffectiveness was not material. The amounts recognized in our net income in the first three quarters of fiscal 2008 or the first three quarters of fiscal 2007 related to the component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness was not material. In addition, no amounts were recognized in our net income in the first three quarters of fiscal 2008 or the first three quarters of fiscal 2007 related to hedged firm commitments that no longer qualify as fair value hedges. All of these derivatives were recorded at their fair value on the balance sheet in accordance with Statement 133.
     Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for our foreign currency derivatives held at March 28, 2008 would have an impact of approximately $11.4 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.
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
     There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage those entities, our controls and procedures with respect to those entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries. As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal quarter ended March 28, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our senior management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the fiscal quarter ended March 28, 2008 our disclosure controls and procedures were effective.
     (b) Changes in internal control: We periodically review our system of internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we periodically review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of acquired business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties, and adding additional monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
     During the third quarter of fiscal 2008, we repurchased 1,839,796 shares of our common stock under our current repurchase program at an average price per share of $54.32, excluding commissions. During the third quarter of fiscal 2007, we repurchased 400,000 shares of our common stock under our prior repurchase program at an average price per share of $51.45, excluding commissions. The level of our repurchases depends on a number of factors, including our financial position, capital requirements, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at the discretion of management and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired.
     The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended March 28, 2008:

				Maximum approximate
				dollar value of
				shares that
			Total number of shares	may yet be
			purchased as part of	purchased under
	Total number of	Average price paid	publicly announced	the plans or
Period*	shares purchased	per share	plans or programs (1)	programs (1)
Month No. 1
(December 29, 2007-January 25, 2008)
Repurchase Programs (1)	None	n/a	None	$300,191,842
Employee Transactions (2)	4,568	$59.88	n/a	n/a

Month No. 2
(January 26, 2008-February 22, 2008)
Repurchase Programs (1)	1,839,796	$54.32	1,839,796	$200,245,765
Employee Transactions (2)	5,444	$54.18	n/a	n/a

Month No. 3
(February 23, 2008-March 28, 2008)
Repurchase Programs (1)	None	n/a	None	$200,245,765
Employee Transactions (2)	54,164	$54.10	n/a	n/a

Total	1,903,972	$54.33	1,839,796	$200,245,765

*	Periods represent our fiscal months.

(1)	On April 27, 2007, our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $600 million in shares of our common stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. This share repurchase program does not have a stated expiration date. All repurchases made in the quarter ended March 28, 2008 under this program were made in open-market transactions. This share repurchase program is expected to result in repurchases in excess of offsetting the dilutive effect of shares issued under our share-based incentive plans. However, the level of repurchases also depends on a number of factors, including our financial position, capital requirements, results of operations, future business prospects and other factors our Board of Directors may deem relevant. As a matter of policy, we do not repurchase shares during the period beginning on the 15th day of the third month of a fiscal quarter and ending two days following the public release of earnings and financial results for such fiscal quarter.

(2)	Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised stock options, (b) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance shares or restricted shares which vested during the quarter, (c) performance or restricted shares returned to us upon the deferral of compensation by employees or the retirement or employment termination of employees, or (d) shares of our common stock purchased by the trustee of the Harris Corporation Master Rabbi Trust at our direction to fund obligations under our deferred compensation plans. Our share-based incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.
Sales of Unregistered Securities
     During the third quarter of fiscal 2008, we did not issue or sell any unregistered equity securities.
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

HARRIS CORPORATION (Registrant)
Date: May 6, 2008	By:	/s/ Gary L. McArthur
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