Form 10-K
period 2008-06-27
HARRIS CORP /DE/
filed 2008-08-26
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 27, 2008
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

Large accelerated filer ✓	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No ✓

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $8,420,370,971 (based upon the quoted closing sale price per share of the stock on the New York Stock Exchange) on the last business day of the registrant’s most recently completed second fiscal quarter (December 28, 2007). For purposes of this calculation, the registrant has assumed that its directors and executive officers as of December 28, 2007 are affiliates.

The number of outstanding shares of the registrant’s common stock as of August 22, 2008 was 134,196,472.

Documents Incorporated by Reference:

Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders scheduled to be held on October 24, 2008, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended June 27, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

HARRIS CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 27, 2008

Exhibits

This Annual Report on Form 10-K contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries. HD Radio® is a registered trademark of iBiquity Digital Corporation. Iridium® is a registered trademark of Iridium Satellite LLC.

Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements concerning: our plans, strategies and objectives for future operations; new products, services or developments; future economic conditions, performance or outlook; the outcome of contingencies; the value of our contract awards and programs; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Annual Report on Form 10-K and are not guarantees of future performance or actual results. Factors that might cause our results to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, those discussed in “Item 1A. Risk Factors” of this Annual Report on Form 10-K. All forward-looking statements are qualified by, and should be read in conjunction, with those risk factors. Forward-looking statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and we undertake no obligation, other than imposed by law, to update forward-looking statements to reflect further developments or information obtained after the date of filing of this Annual Report on Form 10-K or, in the case of any document incorporated by reference, the date of that document, and disclaim any obligation to do so.

PART I

ITEM 1.	BUSINESS.

HARRIS
Harris Corporation, together with its subsidiaries, is an international communications and information technology company that applies a solutions approach to serving government and commercial markets in more than 150 countries. Our mission is to be the best-in-class global provider of mission critical assured communications® products, systems and services for global markets, including defense communications and electronics, government communications, broadcast communications and wireless transmission network solutions.

Harris was incorporated in Delaware in 1926 as the successor to three companies founded in the 1890s. Our principal executive offices are located at 1025 West NASA Boulevard, Melbourne, Florida 32919, and our telephone number is (321) 727-9100. Our common stock is listed on the New York Stock Exchange under the symbol “HRS.” On August 22, 2008, we employed approximately 16,300 people. Unless the context otherwise requires, the terms “we,” “our,” “us,” “Company” and “Harris” as used in this Annual Report on Form 10-K refer to Harris Corporation and its subsidiaries.

General
We report our financial results for fiscal 2008 in the following four business segments:

•	Our Defense Communications and Electronics segment, which was comprised of our (i) RF Communications and (ii) Defense Programs businesses;
•	Our Government Communications Systems segment, which was comprised of our (i) Civil Programs, (ii) National Intelligence Programs and (iii) IT Services businesses;
•	Our Broadcast Communications segment, which was comprised of our (i) Infrastructure and Networking Solutions, (ii) Media and Workflow and (iii) Television and Radio Transmission Systems businesses; and
•	Our Harris Stratex Networks, Inc. (“Harris Stratex Networks”) segment (formerly Microwave Communications), which was comprised of our (i) North America Microwave, (ii) International Microwave and (iii) Network Operations businesses.

As discussed further in Note 23: Business Segments in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K (the “Notes”), effective for fiscal 2008 (which began June 30, 2007), our Defense Programs business (part of our Government Communications Systems segment for fiscal 2007) was combined with our RF Communications business, and the combined business is reported as our Defense Communications and Electronics segment for fiscal 2008. Our Broadcast Communications and Harris Stratex Networks segments did not change as a result of these adjustments to our organizational structure. The historical results, discussion and presentation of our business segments as set forth in this Annual Report on Form 10-K reflect the impact of these adjustments to our organizational structure for all periods presented in this Annual Report on Form 10-K. As described in greater detail below under “Item 1. Business — Description of Business by Segment for Fiscal 2008 — Harris Stratex Networks,” in the third quarter of fiscal 2007, we combined our former Microwave Communications Division with Stratex Networks, Inc. (“Stratex”), a publicly-traded provider of high-speed wireless transmission systems, to form a new company named Harris Stratex Networks, Inc. As of June 27, 2008, we owned approximately 56 percent of Harris Stratex Networks’ outstanding stock. Following the combination, our business segment formerly referred to as Microwave Communications is referred to as Harris Stratex Networks and includes the results of the combined businesses for periods following the combination. Financial information with respect to all of our other activities, including corporate costs not allocated to the operating segments or discontinued operations, is reported as part of Headquarters Expense or Non-Operating Income (Loss).

Each of our business segments has been organized on the basis of specific communications markets. Each business segment has its own marketing, engineering and product service and maintenance organizations. Broadcast Communications and Harris Stratex Networks have their own separate manufacturing operations. Defense Communications and Electronics and Government Communications Systems have both separate and shared manufacturing operations. We manufacture most of the finished products we sell.

On August 5, 2008, we announced that we would report our financial results for fiscal 2009 (which began June 28, 2008) in the following four business segments:

•	Our RF Communications segment;
•	Our Government Communications Systems segment, which will be comprised of our (i) Defense Programs, (ii) National Intelligence Programs, (iii) Civil Programs and (iv) IT Services businesses;
•	Our Broadcast Communications segment, which will be comprised of our (i) Infrastructure and Networking Solutions, (ii) Media and Workflow and (iii) Television and Radio Transmission Systems businesses; and
•	Our Harris Stratex Networks segment, which will be comprised of our (i) North America Microwave, (ii) International Microwave and (iii) Network Operations businesses.

Our segment reporting structure for fiscal 2009 reflects that our RF Communications business (part of our Defense Communications and Electronics segment for fiscal 2008) will be reported as its own separate segment for fiscal 2009, and that our Defense Programs business (the other part of our Defense Communications and Electronics segment for fiscal 2008) will be reported as part of our Government Communications Systems segment for fiscal 2009, together with that segment’s existing businesses (National Intelligence Programs, Civil Programs and IT Services). Our Broadcast Communications and Harris Stratex Networks segments will not change as a result of the adjustments to our segment reporting structure. These adjustments to our segment reporting take effect in fiscal 2009 and therefore do not affect the historical results, discussion or presentation of our business segments as set forth in this Annual Report on Form 10-K. We will begin to report our financial results consistent with this new segment reporting structure beginning with the first quarter of fiscal 2009 and we will conform our historical segment reporting accordingly.

Our total revenue was approximately $5.3 billion in fiscal 2008 compared with approximately $4.2 billion in fiscal 2007. Total revenue in the United States increased 23 percent from fiscal 2007 while international revenue, amounting to 24 percent of our total revenue in fiscal 2008, increased 33 percent from fiscal 2007. Our net income was $444.2 million in fiscal 2008 compared with $480.4 million in fiscal 2007.

Financial Information About Our Business Segments
Financial information with respect to our business segments, including revenue, operating income or loss and total assets, and with respect to our operations outside the United States, is contained in Note 23: Business Segments in the Notes and is incorporated herein by reference.

Description of Business by Segment for Fiscal 2008

Defense Communications and Electronics
For fiscal 2008, Defense Communications and Electronics was comprised of our RF Communications and Defense Programs businesses. These two businesses have developed significant technology-based capabilities that are directly targeted to a diverse base of U.S. and international defense customers and their continuing needs for more complex, secure communications and information technology networks.

RF Communications:  We offer to the global tactical radio market a comprehensive line of highly secure software-defined radio products and systems for manpack, handheld, vehicular, strategic fixed-site and shipboard applications, supporting our customers’ critical missions. These radio systems are highly flexible, interoperable and capable of supporting diverse mission requirements. Our Falcon® family of tactical radios includes the Falcon II® secure high-frequency, very high-frequency, ultra high-frequency and multiband handheld, manpack and vehicular radio systems; the Falcon III® multiband, multimode, multimission handheld, manpack, vehicular and high-capacity data radios; and the Secure Personal Radio. These radios are built on a platform that is reprogrammable to add features or software upgrades, addressing the increasing need for an integrated high-frequency, very high-frequency and ultra high-frequency communications system. The platform also provides interconnectivity among land-based and wireless communications media. These radios also have military-strength embedded encryption and can be linked to computers, providing network capabilities on the battlefield. Our Falcon II and Falcon III radios are being installed on new Mine Resistant Ambush Protected (“MRAP”) vehicles for the U.S. Army, Navy, Marine Corps and Air Force. In fiscal 2008, we received an order from the U.S. Army to supply Falcon II high-frequency vehicular radio systems for High Mobility Multipurpose Wheeled Vehicles (“HMMWVs”) and other vehicles. We also announced in fiscal 2008 that the U.S. Army is installing Joint Tactical Radio System (“JTRS”)-approved Falcon III handheld radios in Shadow 200 Unmanned Aerial Vehicles (“UAVs”) to serve as critical links in a relay system to extend significantly the communications capabilities of ground forces operating in obstructed line-of-sight environments.

The Falcon III is the next-generation family of software-defined tactical radios which have been developed to address the JTRS requirements. Falcon III radios provide multimode capability, including secure, ultra high-frequency ground-to-ground line-of-sight communications, close-air support, and long-range tactical satellite communications, as well as programmable encryption. Falcon III radios offer operational flexibility by addressing a full range of evolving mission requirements, including backwards compatibility and interoperability with legacy systems, such as Single Channel Ground and Airborne Systems (“SINCGARS”), and are software upgradeable to incorporate new waveforms as they are developed. The AN/PRC-152 Falcon III multiband handheld is the first widely fielded tactical radio to be certified without waivers by the Joint Program Executive Office (“JPEO”) as fully compliant with the JTRS Software Communications Architecture (“SCA”). The Falcon III handheld radio also has been certified by the National Security Agency (“NSA”) for the protection of voice and data traffic up through the TOP SECRET/SCI level. In fiscal 2007, we introduced the Falcon III multiband, multimission, manpack tactical radio, which combines traditional multiband radio features with new capabilities such as extended frequency range to 2 gigahertz, commercial L-Band satellite communications (“SATCOM”) and wideband mobile ad hoc networking, and we received certification from the NSA for the Falcon III manpack in fiscal 2008. The Falcon III manpack is the first wideband networking radio to utilize the JTRS SCA and receive NSA Type 1 certification for the protection of voice and data traffic up through the TOP SECRET level. In July 2008, the Falcon III manpack became the first manpack radio with wideband networking capability to be certified as SCA-compliant by the JTRS JPEO. In fiscal 2007, we also introduced the very small Secure Personal Radio that delivers secure, tactical digital communications to individual soldiers, and a high-capacity, line-of-site (“HCLOS”) data radio. The HCLOS data radio is a lightweight broadband Ethernet system that can securely transmit encrypted Internet Protocol (“IP”) traffic over distances greater than 50 kilometers under clear line-of-sight conditions in fixed point-to-point and 20 kilometers in point-to-multipoint configurations, and can support throughput in excess of 80 megabits per second in a military application of 802.16 WiMax technology for high-speed IP data communications, providing ground troops the ability to send secure, high-bandwidth data between command posts and forward-operating bases.

We are a leader in multiband frequency radios, which allow operators to perform multiple functions on different frequency bands, eliminating the need and inconvenience of carrying multiple radios. This capability has become increasingly important to global military and peacekeeping forces as they upgrade communications for joint missions. This capability is also important for different Federal, state and local authorities confronting difficulty in communicating directly with one another during emergency operations, due to the large number of frequency bands and technologies used in today’s two-way land mobile radio communications systems, without relying on additional infrastructure or radio gateway equipment. Introduced in fiscal 2008, our new RF-1033M Multiband Multimode Land Mobile Radio delivers true real-time interoperable communications to address this difficulty by providing direct, secure multi-agency communications across multiple frequency bands (very high-frequency and ultra high-frequency bands) in a single portable radio for the growing public safety, homeland security and first responder markets. The RF-1033M Multiband Multimode Land Mobile Radio is a rugged, mission-critical communications platform for joint operations, built to the same standards as our proven military tactical radio products, and features true software-defined radio architecture, which provides flexibility and capacity for future growth while protecting our customers’ investments with software-enabled technology migrations. In July 2008, we introduced the Unitytm XG-100 land mobile radio, the newest product in a family of multiband software-defined radios that will give

Federal, state and local public safety responders the ability to communicate using a single radio across multiple frequencies with virtually any agency responding to an emergency. The Unity XG-100 expands on the capabilities of the RF-1033M and extends the covered frequency range to include the 700/800 megahertz bands.

We also develop cryptographic solutions for markets with demanding communications security requirements, utilizing security algorithms that meet a wide range of applications and/or country needs to address unique privacy requirements of customers (whether a government agency or supplier or a commercial manufacturer) and providing NSA-certified products and systems that range from single integrated circuits to major communications systems. Our Sierratm II cryptographic subsystem is a miniaturized programmable module that can be integrated into radios and other voice and data communications devices to encrypt classified information prior to transmission and storage. Our encryption modules currently meet or exceed the highest security standards established by the U.S. Government. Sierra II can be used for tactical radios, wireless local area networks (“WLANs”), remote sensors, guided munitions and UAVs. We also offer the Citadel® cryptographic engine, which provides military-grade, Type IV encryption, enabling low-cost, exportable encryption for our family of Falcon II radios. Our secure WLAN (“SWLAN”) solution, SecNet 11® Plus, is certified by the NSA’s Commercial COMSEC Endorsement Program (“CCEP”) and enables military and government users to communicate multimedia information, including data, voice and video, through a secure wireless network at 11 megabits per second. Our SecNet 54tm family of IP communications encryption products, designed to keep data, voice and video communications secure, is comprised of a modular architecture that includes a cryptographic module that provides all security-critical functions and companion modules that provide both wired and wireless communications of encrypted data over specific protocols. In fiscal 2007, we received Type 1 certification from the NSA for the SecNet 54 SWLAN product line, which enables very high data rate transmission of sensitive defense communications over wireless infrastructures in applications such as tactical operations centers. In fiscal 2008, we received certification of the SecNet 54 Ethernet module (“EMOD”) which enables secure transmission of sensitive communications over wired Ethernet connections.

We also provide unmanned ground sensor systems, which are a force-multiplier solution with a network of easily deployable, remotely located products that detect movement of personnel and vehicles. Our Falcon Watchtm remote intrusion detection and surveillance systems are fully integrated with our Falcon radios and are designed for surveillance and monitoring of high-value assets such as troop encampments, airfields, base installations, supply routes and depots. In larger networks these systems also can be used to monitor and protect national borders, regional boundaries and assets in homeland defense and peacekeeping operations. These sensor systems can be comprised of remote, battery-operated, wireless sensors using seismic, magnetic and/or passive infra-red detectors; relays; Falcon tactical radios; and sensor management application software.

Global market demand for our advanced tactical radio solutions continued to increase at strong growth rates in fiscal 2008, driving positive results for this segment. Deployment of advanced communications capabilities continues to be a top priority in the U.S. and globally, driven by modernization programs, force expansion, force restructuring and modularity, interoperability required in the growing number of NATO-led peacekeeping and disaster-relief missions, and the increasing desire for network-centric communications that will significantly improve situational awareness and force effectiveness through communications superiority. In fiscal 2008, we responded to requirements for our Falcon family of radios from a broad base of U.S. Government customers, including the U.S. Army, Marine Corps, Navy and Air Force. Internationally, our radios are the standard of NATO and Partnership for Peace countries. In fiscal 2008, we received orders from, and/or made deliveries to, a wide range of international customers in countries including Albania, Algeria, Armenia, Brunei, Bulgaria, Chad, Denmark, Estonia, Ethiopia, Georgia, Iraq, Jamaica, Kazakhstan, Kenya, Malaysia, Norway, Pakistan, the Philippines, the Republic of Niger, Romania, Saudi Arabia, Singapore, Spain, Tajikistan, Thailand, the United Arab Emirates and the United Kingdom.

In May 2007, we were awarded an Indefinite Delivery, Indefinite Quantity (“IDIQ”) contract with a maximum value of $422 million from the U.S. Army for Falcon II high-frequency manpack tactical radios and related vehicular and base station systems. We received an initial $104 million order against the contract in the fourth quarter of fiscal 2007. In June 2007, we were awarded the Consolidated Interim Single Channel Handheld Radio (“CISCHR”) IDIQ contract by the JTRS JPEO to supply the U.S. Department of Defense (“DoD”) with JTRS-approved Falcon III multiband handheld tactical radios and vehicular systems. The CISCHR contract has a one-year maximum value of $2.7 billion and a five-year maximum value of approximately $7 billion (including additional options that may be exercised over a five-year period). Under the CISCHR contract, orders are awarded based on competitive bidding between us and another supplier, and we received orders under the CISCHR contract in fiscal 2008 for the U.S. Marine Corps and Air Force. In fiscal 2008, we also received orders under the $212 million Tactical Handheld Radio (“THHR”) IDIQ contract awarded in July 2007 by the U.S. Marine Corps to support MRAP and other tactical vehicles. In June 2008, we were awarded $118 million in orders to supply the U.S. Marine Corps with Falcon II multiband manpack radios under a new $350 million IDIQ contract that is part of the Marine

Corps’ Strategic Radio Plan, which will transition the Marine Corps from legacy single-band radios to multiband, multimission software-defined radios.

Defense Programs:  We develop, supply and integrate communications and information processing products, systems and networks for diverse aerospace, terrestrial and maritime applications, in support of the ongoing transformation of communications for U.S. and international customers to network-centric architectures that support real-time situational awareness in combat conditions. Our technologies are providing advanced battlespace networking capabilities to assure timely and secure network-centric capabilities across strategic, operational and tactical boundaries in support of the DoD’s full spectrum of war fighting, intelligence and business missions. Our major technology areas include satellite communications terminals for mobile ground, fixed-site and shipboard applications; large, deployable satellite antenna reflectors; flat-panel, phased-array and single-mission antennas; aviation electronics for military jets and helicopters, including radios, digital maps, modems, sensors, data buses, fiber optics and microelectronics; and high-speed data links and data networks for wireless communications and smart weapons. For example, our high-speed digital Common Data Link (“CDL”) system called Hawklink, which is designed for the U.S. Navy’s Light Airborne Multi-Purpose System (“LAMPS”) helicopters, transmits tactical video, radar, acoustic and other sensor data from the helicopters to their host surface ships at distances greater than 100 nautical miles and at data rates exceeding 21 megabits per second.

We also provide high-speed secure wireless network solutions and phased-array capabilities for wireless transmission systems and are developing network-centric communications system architectures and technologies that will link sensors, platforms, weapons and soldiers using open architectures and mobile ad hoc networking capabilities. Our mobile ad hoc networking capability allows the military to take its communications infrastructure with it, creating mobile, self-forming and self-healing communications links across the battlefield. For example, our Highband Networking Radio (“HNR”), released in fiscal 2007, provides the military with fully mobile, wireless, long-range, high-bandwidth communications on-the-move by establishing line-of-sight connectivity between users of widely dispersed local area networks (“LANs”) using a Harris-developed waveform that automatically selects the best communications path available.

Major ongoing previously awarded programs include the F-35 Joint Strike Fighter, F-22 Raptor and F/A-18E/F Super Hornet aircraft platform programs, for which we provide high-performance, advanced avionics such as high-speed fiber optic networking and switching, intra-flight data links, image processing, digital map software and other electronic components; the Warfighter Information Network-Tactical (“WIN-T”) program for the U.S. Army, for which we are designing and testing the wireless transmission system architecture, applying our proven enabling technologies for wireless on-the-move communications, including phased arrays and high-speed secure wireless network solutions; the JTRS Ground Mobile Radio (“GMR”) program, for which we design, test and integrate the crypto subsystem, ground vehicle adaptor, ground vehicle adaptor mount, high-frequency power amplifier and high-frequency coupler; the Multifunctional Information Distribution System (“MIDS”) terminals program for DoD aircraft, which provides U.S. military forces with secure, jam-resistant, digital tactical communications; the Multiple Launch Rocket System (“MLRS”) Improved Fire Control System (“IFCS”) program for the U.S. Army, for which we provide the launcher interface unit, power switching unit and weapon interface unit; the Large Aperture Multiband Deployable Antenna (“LAMDA”) program, for which we provide rugged, highly-mobile, user-friendly, large-aperture tactical antennas supporting tri-band operations by utilizing interchangeable antenna feeds that can be rapidly installed by operators in the field; the CDL Hawklink program for U.S. Navy LAMPS helicopters, for which we are performing pre-production and testing of the Ku-band tactical CDL; the Multiband Shipboard Satellite Communications Terminal (“MSSCT”) program for the U.S. Navy, for which we are providing wideband satellite communications terminal systems; the Global Positioning System Next Generation Ground Control Segment (“OCX”) program, for which we provide design and engineering services for hardware, software and network infrastructure, including advanced ground antennas, advanced monitoring stations and interfaces to existing ground antennas; and the Lightweight Multiband Satellite Terminal (“LMST”) program for the U.S. Marine Corps, for which we provide mobile satellite communications terminals.

Significant new contract awards during fiscal 2008 included a five-year IDIQ contract, potentially worth $85 million, for the U.S. Navy’s Commercial Broadband Satellite Program (“CBSP”) Force Level Variant, for which we supply, for aircraft carriers and amphibious assault ships, broadband multiband satellite communications terminals that support essential mission requirements and provide high-speed Internet access for as many as 5,000 military personnel onboard each aircraft carrier; and a five-year IDIQ contract, potentially worth $77 million, for the U.S. Navy’s CBSP Unit Level Variant, for which we supply, for frigates, cruisers and destroyers, broadband multiband satellite communications terminals that provide enhanced morale-related communications services such as high-speed Internet access and video communications.

Revenue and Backlog:  Revenue for the Defense Communications and Electronics segment increased 19 percent to $1,975 million in fiscal 2008 compared with $1,661 million in fiscal 2007, and was $1,293 million in fiscal 2006. Segment operating income increased 23 percent to $599.8 million in fiscal 2008 compared with $487.1 million in fiscal 2007, and was $354.1 million in fiscal 2006. The Defense Communications and Electronics segment contributed 37 percent of our total revenue in fiscal 2008 compared with 39 percent in fiscal 2007 and 37 percent in fiscal 2006. The percentage of this segment’s revenue that was derived outside of the United States was approximately 21 percent in fiscal 2008 compared with 21 percent in fiscal 2007 and 24 percent in fiscal 2006. U.S. Government customers, whether directly or through prime contractors, accounted for approximately 86 percent of this segment’s total revenue in fiscal 2008 compared with approximately 83 percent in fiscal 2007 and in fiscal 2006. For a general description of our U.S. Government contracts and subcontracts, including a discussion of revenue generated from cost-reimbursement versus fixed-price contracts, see “Item 1. Business — Principal Customers; Government Contracts” of this Annual Report on Form 10-K.

In general, this segment’s domestic products are sold and serviced directly to customers through its sales organization and through established distribution channels. Internationally, this segment markets and sells its products and services through regional sales offices and established distribution channels. See “Item 1. Business — International Business” of this Annual Report on Form 10-K.

The funded backlog of unfilled orders for this segment was $1,160 million at July 25, 2008 compared with $1,016 million at July 27, 2007 and $933 million at July 28, 2006. We expect to fill approximately 90 percent of this funded backlog during fiscal 2009, but we can give no assurance of such fulfillment. Unfunded backlog for this segment was $223 million at July 25, 2008 compared with $148 million at July 27, 2007 and $278 million at July 28, 2006. Additional information regarding this segment’s funded and unfunded backlog is provided under “Item 1. Business — Funded and Unfunded Backlog” of this Annual Report on Form 10-K. For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business — Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Annual Report on Form 10-K.

Government Communications Systems
In fiscal 2008, Government Communications Systems was comprised of our Civil Programs, National Intelligence Programs and IT Services businesses.

Civil Programs:  Serving primarily U.S. Government civilian agencies, including the Federal Aviation Administration (“FAA”), Census Bureau, National Oceanic and Atmospheric Administration (“NOAA”), Department of Homeland Security (“DHS”) and Government Printing Office (“GPO”), we use our ability to implement and manage large, complex programs that integrate secure, advanced communications and information processing technologies in order to provide precise, highly reliable, secure high-speed communications and information networks that improve productivity and information processing for our customers. Our networks and information systems for large-scale, geographically-dispersed enterprises offer advanced capabilities for collecting, processing, analyzing, interpreting, displaying, distributing, storing and retrieving data. Our custom networks, systems and solutions include meteorological data processing systems; electronic archival systems; graphic information systems; telecommunications services systems; maritime communications systems, including worldwide turnkey broadband satellite and terrestrial network systems and managed services for the maritime community, remote land-based installations and autonomous (buoy) systems; and healthcare IT enterprise intelligence solutions and services, including systems integration and collaboration, intelligent infrastructure, advanced visualization and display, and enterprise digital content management.

For example, we are the prime contractor on the 15-year, $2.2 billion contract for the FAA Telecommunications Infrastructure (“FTI”) program to integrate and modernize the U.S. air traffic control system and infrastructure. FTI is a modern, secure and efficient network that is providing voice, data and radar communications to 50,000 FAA employees at more than 4,000 FAA sites across the U.S., while reducing operating costs, enhancing network efficiency, reliability and security and improving service. We designed and deployed the new FTI network, have successfully transitioned more than 90 percent of the FAA’s legacy networks to the new FTI network, and are providing on-going mission operations and support services. We are also working with the FAA on other programs, including the Voice Switching and Control System (“VSCS”) program that allows air traffic controllers to establish critical ground-to-air and ground-to-ground communications links with pilots and other air traffic controllers, respectively; the Weather and Radar Processor (“WARP”) program that provides air traffic controllers with high-resolution graphical displays of integrated real-time next generation weather radar data; and the Operational and Supportability Implementation System (“OASIS”) program that provides integrated real-time weather and flight planning data for preflight weather briefings and in-flight updates.

We are also the prime contractor to the U.S. Census Bureau on two of its major programs. Under the Master Address File/Topologically Integrated Geographic Encoding and Referencing Accuracy Improvement Project (“MTAIP”), we have modernized two key census databases containing 175 million addresses for all U.S. residences and businesses and a database linking U.S. streets, rivers, railroads and other geographic features to Global Positioning System (“GPS”) coordinates. For the Field Data Collection Automation (“FDCA”) program awarded to us during fiscal 2006, we are integrating multiple automated systems and have developed a new wireless handheld device with integrated GPS and secure communication capabilities that together are designed to enable census takers to input data in real time and securely transmit the information back to the Census Bureau in support of the 2010 census.

We are also working with the GPO on its digital catalog database conversion project to develop its Federal Digital System, an IT system in which content — text, graphics, video, audio and other formats — will be entered, authenticated, and catalogued according to GPO-selected metadata and standards, in order to digitally preserve and make publicly accessible in a one-stop online site a vast quantity of Federal documents and information from all three branches of the U.S. Government.

In a new market for us — healthcare IT solutions — the Department of Health and Human Services (“HHS”) awarded us a $6 million contract in the third quarter of fiscal 2008 to develop and integrate an open-source National Health Information Exchange Gateway solution that will enable Federal healthcare agencies and healthcare providers to share patient information more quickly and easily, improving the quality of care and reducing costs. In the fourth quarter of fiscal 2008, we were selected for award of a seven-year contract, potentially worth $58 million, to provide the communications/navigation system for the next-generation space suit supporting the National Aeronautics and Space Administration (“NASA”) Constellation program.

National Intelligence Programs:  A significant portion of this business involves classified programs. While classified programs generally are not discussed in this Annual Report on Form 10-K, the operating results relating to classified programs are included in our consolidated financial statements. We believe that the business risks associated with such programs do not differ materially from those of other U.S. Government programs.

Serving primarily national intelligence and security agency customers, including NSA, the National Reconnaissance Office (“NRO”) and the National Geospatial-Intelligence Agency (“NGA”), we provide integrated intelligence, surveillance and reconnaissance (“ISR”) solutions that improve situational awareness, data collection accuracy and product analysis by correlating near real-time mission data and intelligence reference data for display and analysis by strategic and tactical planners and decision makers. Our ISR systems help to integrate information across the analyst workflow, accelerating the movement of information that has been collected and processed. We strive to produce innovative and cost-effective ISR solutions that provide our customers with information dominance for battle-space superiority.

For example, our image processing capabilities extend from algorithm development through delivery of operations systems, and we are providing advanced image exploitation and dissemination solutions for ISR applications by advancing image processing, image data fusion, display technologies and digital product generation techniques. These technologies range from new techniques for merging and displaying imagery to automated techniques for image screening, cueing and remote visualization. Also, our mapping and visualization capabilities provide complete, accurate and timely knowledge about the threat, the terrain, the status and the location of single or multiple foe and friendly forces and their support by utilizing data, pictures, voice and video drawn from vast storage banks or from real-time input which can be transmitted around the world in fractions of a second. In addition, we have industry-leading capabilities in the architecture, design and development of highly-specialized satellite antennas, structures, phased arrays and on-board processors, which are used to enable next-generation satellite systems to provide the U.S. military and intelligence communities with strategic and tactical advantage. We are also a leader in the design and development of antenna and reflector technologies for commercial space telecommunications applications. Further, our wireless products capabilities include developing and supplying state-of-the-art wireless surveillance and tracking equipment to the U.S. Government and law enforcement communities for vehicular, man-portable, airborne, remote/unattended and system-level solutions for both passive and active missions.

During fiscal 2008, we were awarded several new classified programs and follow-on contracts. During fiscal 2008, we also were awarded several non-classified contracts. We were awarded a two-year contract in the third quarter of fiscal 2008 to provide satellite reflector antennas for the Sirius Satellite Radio FM 6 satellite expected to be launched in the fourth quarter of calendar 2010. In the fourth quarter of fiscal 2008, we were awarded a ten-year contract (one base year with nine option years) valued at more than $40 million to supply support and engineering services for multiple space-related ground systems for a U.S. Air Force base. Ongoing previously awarded programs include a contract with Space Systems/Loral to design and construct unfurlable mesh reflectors for commercial satellites; a contract to develop mission management software for security analysts; and a contract under the Global Geospatial Intelligence program to provide imagery intelligence and photogrammetry, mapping and charting information, and three-dimensional high-resolution image models of harbors, cities, airfields and other terrain.

IT Services:  We provide IT and communications services, products, enterprise solutions and advanced systems to U.S. Government defense, intelligence, homeland security and civil customers; state and local governments; and healthcare organizations and institutions. We significantly expanded our IT Services business area through our acquisition of Multimax Incorporated (“Multimax”) in the fourth quarter of fiscal 2007, broadening our customer base and providing new growth opportunities through Multimax’s key positions on major contracts such as the Navy/Marine Corps Intranet (“NMCI”) program and certain Government-Wide Acquisition Contracts (“GWACs”), including Network Centric Solutions (“NETCENTS”), EAGLE, ITES-2S and FirstSource, which are IT procurement vehicles broadly accessible to U.S. Government agencies. With approximately 3,000 professionals currently operating at locations worldwide, we support large-scale, mission-critical networks with technical expertise and strong customer commitment through the full technology lifecycle, including network design, deployment, operations and ongoing support. Our services include IT outsourcing (data entry, network administration, system operations and maintenance, and procurement and logistics support); enterprise management (systems engineering and integration, network design, capacity expansions and information assurance and security); and enterprise-wide IT planning and architecture services. We also offer customized IT support, operations and management services that reflect rigorous service-level requirements and performance-based incentives and disincentives, allowing public-sector organizations to focus on their core mission responsibilities while maximizing the return on their IT and communications infrastructure investments. In addition, we develop products and technologies that support advanced, network-centric communications, including the OS/COMET® satellite telemetry tracking and control software that is the command and control product of choice for Iridium®, GPS, multiple government geosynchronous (“GEO”) and Low Earth Orbit (“LEO”) satellites.

As examples, we are a Tier One subcontractor on the NMCI program, the largest IT outsourcing contract ever issued by the U.S. Government, which will eventually provide voice, data and video communications to more than 500,000 Navy and Marine Corps users. We provide operations, maintenance and support services for NRO’s global communications and information systems network (the “Patriot” program) in space and on the ground under a ten-year contract, potentially worth $1 billion, in support of NRO’s global analyst community. We provide technical support services and IT systems and service modernization in support of more than 230 U.S. embassies and consulates around the world under a contract awarded by the U.S. Department of State, Bureau of Consular Affairs (the “State 6” program). We provide system maintenance and engineering for the Defense Information Systems Agency’s (“DISA”) Crisis Management System, and we staff the U.S. Postal Service Maintenance Technical Support Center in Oklahoma. We are also making it easier for DHS to purchase IT products through the FirstSource GWAC vehicle.

Additionally, we operate and maintain the communications functions for the U.S. Air Force 50th Space Wing’s Satellite Control Network (“AFSCN”), a global, continuously operational network of ground stations, operational control nodes and communications links that support launch and command and control of various space programs managed by the DoD and other national security space organizations. The AFSCN is responsible for providing readiness, launch, early orbit/on-orbit support, and anomaly resolution for a variety of military satellite constellations, including more than 140 deployed satellites and other space vehicles such as ballistic missiles and the space shuttle. In calendar 2000, we were awarded a contract under the Operational Space Services and Support (“OSSS”) program, for which we have been providing operations, maintenance and support services to the AFSCN and GPS ground networks, including organizational level maintenance at all ground stations assigned to the AFSCN and GPS networks. In calendar 2002, we were awarded a contract under the Mission Communications Operations and Maintenance (“MCOM”) program, for which we have been providing operations and maintenance services for the AFSCN’s communications functions at Schriever AFB in Colorado and Onizuka AFS in California. In January 2008, we were awarded a 6.5-year contract, which could be worth as much as $410 million, under the Network and Space Operations and Maintenance (“NSOM”) program with the U.S. Air Force 50th Space Wing in Colorado Springs to provide operations and maintenance support to the AFSCN at locations around the world. The NSOM program includes a majority of the OSSS and MCOM programs and supersedes those programs.

During the first quarter of fiscal 2008, we were among a number of companies awarded the five-year ALLIANT GWAC by the General Services Administration (“GSA”), which allows us to provide integrated IT product and service solutions to support a number of U.S. Government agencies. We received a six-month, $22 million follow-on order in the third quarter of fiscal 2008 from the Department of State to modernize IT architecture for the Bureau of Consular Affairs. In the fourth quarter of fiscal 2008, we were awarded a three-year,

$20 million IT services contract for a next-generation Tactical Video Capture System (“TVCS”) that will support training at various U.S. Marine Corps locations across the U.S. and abroad, and we were also awarded our second contract for healthcare IT solutions, a new market for us. This is a $12 million contract for the U.S. Army Dental Command Information Management & Technology Division, for which we will provide local operations and support to the U.S. Army Dental Command at Ft. Sam Houston, Texas and other Army dental clinics at locations around the world.

Revenue and Backlog:  Revenue for the Government Communications Systems segment increased 32 percent to $2,000 million in fiscal 2008 compared with $1,513 million in fiscal 2007, and was $1,328 million in fiscal 2006. Segment operating income increased 7 percent to $149.8 million in fiscal 2008 compared with $140.0 million in fiscal 2007, and was $141.4 million in fiscal 2006. This segment contributed 38 percent of our total revenue in fiscal 2008 compared with 36 percent in fiscal 2007 and 38 percent in fiscal 2006. In fiscal 2008, approximately 12 percent of the revenue for this segment was under contracts with prime contractors and approximately 88 percent was under direct contracts with customers, compared with approximately 19 percent of revenue under contracts with prime contractors and approximately 81 percent of revenue under direct contracts with customers in fiscal 2007. Some of this segment’s more significant programs in fiscal 2008 included the FTI program, the FDCA program, the Patriot program, the NETCENTS program, the NMCI program and various classified programs. The largest program by revenue represented approximately 11 percent of this segment’s revenue in fiscal 2008, compared with approximately 16 percent in fiscal 2007. The 10 largest programs by revenue represented approximately 55 percent of this segment’s revenue in fiscal 2008, approximately 50 percent in fiscal 2007 and approximately 46 percent in fiscal 2006. In fiscal 2008, this segment had a diverse portfolio of over 250 programs. Historically, this diversity has provided a stable backlog and reduced potential risks that come from reductions in funding or changes in customer priorities. In fiscal 2008, U.S. Government customers, whether directly or through prime contractors, accounted for approximately 96 percent of this segment’s total revenue compared with approximately 93 percent in fiscal 2007 and fiscal 2006, with the FAA accounting for 15 percent of this segment’s fiscal 2008 revenue. For a general description of our U.S. Government contracts and subcontracts, including a discussion of revenue generated from cost-reimbursement versus fixed-price contracts, see “Item 1. Business — Principal Customers; Government Contracts” of this Annual Report on Form 10-K.

The funded backlog of unfilled orders for this segment was $111 million at July 25, 2008 compared with $153 million at July 27, 2007 and $152 million at July 28, 2006. We expect to fill approximately 92 percent of this funded backlog during fiscal 2009, but we can give no assurance of such fulfillment. Unfunded backlog for this segment was $4,066 million at July 25, 2008 compared with $3,999 million at July 27, 2007 and $3,881 million at July 28, 2006. Additional information regarding funded and unfunded backlog for this segment is provided under “Item 1. Business — Funded and Unfunded Backlog” of this Annual Report on Form 10-K. For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business — Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Annual Report on Form 10-K.

Broadcast Communications
Broadcast Communications’ hardware and software products, systems and services offer a comprehensive, single-source approach to delivering interoperable workflow capabilities and solutions spanning the entire broadcast value chain, including content creation, management, distribution and delivery, for broadcast, cable, satellite, telecommunications and other media content providers. This segment serves the global digital and analog media markets, providing infrastructure and networking products and solutions, media and workflow solutions, and television and radio transmission equipment and systems.

The current trend and future of broadcast media involves digitizing content and transporting it simultaneously over many different networks to many types of devices. The need to create, manage and ultimately deliver digital media content is driving an infrastructure upgrade cycle for the media industry. We are supporting customers as they expand services for high definition (“HD”) TV, IP TV, video-on-demand and interactive TV. Recent acquisitions and a series of new products have established Broadcast Communications as a provider of end-to-end solutions for the digital and HD infrastructure build-out worldwide. These acquisitions include Encoda Systems Holdings, Inc. (“Encoda”) in fiscal 2005; Leitch Technology Corporation (“Leitch”), Optimal Solutions, Inc. (“OSi”) and the Aastra Digital Video business (“Aastra Digital Video”) of Aastra Technologies in fiscal 2006; and Zandar Technologies plc (“Zandar”) in fiscal 2008. Zandar is a Dublin, Ireland-headquartered developer and provider of high-quality multi-image display processors for television broadcast and professional video markets. Zandar’s compact, scalable systems, such as the Predator IItm and QS100tm series, and our larger-format CENTRIOtm systems are complementary product lines that collectively represent a complete platform for multi-image display processors, or multiviewer products. New products and recent product advancements include the NEXIO AMPtm system, a one-stop solution for creating, scheduling and airing complete TV channels in HD or standard definition (“SD”), which combines a high-quality playout server, animation, live video, video clips, audio, real-time external data feeds and master control branding functionality in a single turnkey system; the H-Classtm media software suite, a unified system of interoperable broadcast and media applications based on open standards, with a network-, content- and service-agnostic approach, which support customers’ core services and business operations, make data exchange and workflow more efficient and facilitate adding services that can lead to new revenue streams; and a family of three gigabit per second (“3 Gb/s”) solutions comprised of a complete set of interoperable devices for creating a true 3 Gb/s infrastructure, which allows broadcasters to make infrastructure investments now and still migrate to the emerging 1080p HD format.

Infrastructure and Networking Solutions:  Our infrastructure and networking solutions offerings include SD and HD products and systems that enable media companies to streamline workflow from production through transmission. We provide a comprehensive, next-generation portfolio of signal processors, routers, master control and branding systems, network monitoring and control software, and test and measurement instruments that support content throughout the workflow application chain. We also provide advanced multi-image display processors and state-of-the-art broadcast graphics and digital signage systems that change the way broadcasters view and manage content and provide broadcasters with options for presenting their brands. We also provide highly differentiated network access and multiplex platforms, including the Harris Intraplex and NetVXtm solutions, which offer customized integrated management and distribution applications for any content across any connection to support television, government video and public safety applications. Products also include the Platinumtm large router for mixed video and audio signal routing; the IconMastertm digital master control system; the Videotek® line of precision test and measurement instruments; the larger-format CENTRIOtm multiviewer systems; the compact, scalable Predator IItm and QS100tm series of multiviewer systems; the Inscriber® line of graphics and titling products; and the Infocaster line of digital signage systems.

Media and Workflow:  Our media and workflow solutions offerings enable customers to manage their digital media workflow through a portfolio of software solutions for advertising, media management (traffic, billing and program scheduling), broadband, digital asset management, and play-out automation, and to transition into an IT workflow by using servers to manage content flow, storage and other key facets of an increasingly important file-based broadcast world. We offer modular, standards-based solutions with open application programming interfaces (“APIs”) for ease of integration and future scalability. Products include the H-Classtm Content Delivery Platform, OSi Traffictm software and the Inveniotm Digital Asset Management solution. The H-Classtm Content Delivery Platform represents an integrated approach to content management at the enterprise level — from ingest to distribution over a variety of devices or networks. H-Class provides broadcasters and other media, entertainment and content distribution customers with a means to integrate disparate processes from creation to consumption into a single, modular system. Products also include the NEXIOtm family of scalable, interoperable video servers and Velocitytm family of editing controllers that employ open standards to accelerate time-to-air and reduce the costs associated with content acquisition, production, distribution and media management.

Television and Radio Transmission Systems:  We develop, manufacture and supply digital and analog television and radio transmission systems for delivery of rich media over wireless broadcast terrestrial networks on a worldwide basis, including global broadcast and mobile TV applications. We can provide single products or end-to-end systems, including nationwide networks with hundreds of transmitters or large, international systems. Our television and radio transmission systems solutions are scalable to meet the needs of broadcasters of all sizes. We are a leader in television’s transition from analog to digital technology. We provided the nation’s first advanced digital television (“DTV”) transmitter as well as the first commercial DTV application and are a leader in technology for the U.S. digital standard known as “ATSC” and the European digital standard “DVB-T”. We continue to play a leading role in assisting local television broadcasters and network operators implement transmission solutions, including solutions based on ATSC and DVB-T and other digital standards and all major approaches to broadcast mobile TV. In fiscal 2007, we introduced with LG Electronics Inc. the jointly-developed MPHtm in-band mobile DTV system (“Mobile-Pedestrian-Handheld” or “MPH”), a new technology capable of providing DTV signals and extending over-the-air broadcast TV signals beyond customary TV viewing at home to mobile, pedestrian and other handheld devices (such as mobile phones or laptop computers).

We are also a leader in the transition from analog to digital radio. Product offerings address the U.S. digital standard called “IBOC” (In-Band/On-Channel), which is referred to in the market as “HD Radio®,” as well as international digital standards including “DAB” and “DRM”. The rollout of HD Radio in the U.S. continues to progress with approximately 1,700 stations currently on-air with HD Radio. Radio transmission products include the FLEXSTARtm family, which provides a bandwidth-efficient bitstream so broadcasters can offer supplemental audio and data capability along with the main program stream. This enables broadcasters to develop new revenue-generating opportunities, including multiple programs on the same channel, 5.1 surround sound, on-demand traffic, weather and sports reports, store-and-play capabilities and real-time navigation.

Revenue and Backlog:  Revenue for the Broadcast Communications segment increased 7 percent to $643 million in fiscal 2008 compared with $600 million in fiscal 2007, and was $538 million in fiscal 2006. Segment operating income was $33.8 million in fiscal 2008 compared with $11.9 million in fiscal 2007 and $22.8 million in fiscal 2006. The Broadcast Communications segment contributed 12 percent of our total revenue in fiscal 2008 compared with 14 percent in fiscal 2007 and 15 percent in fiscal 2006. The percentage of this segment’s revenue that was derived outside of the United States was approximately 47 percent in fiscal 2008 compared with 46 percent in fiscal 2007 and 41 percent in fiscal 2006. Principal customers for Broadcast Communications’ products and services include domestic and international television and radio broadcast stations; cable and satellite networks and service providers; telecommunications providers; Federal agencies; public safety entities; advertising agencies; and content originators. No single customer accounted for more than 2 percent of fiscal 2008 revenue for the Broadcast Communications segment.

In general, this segment’s domestic products are sold and serviced directly to customers through its sales organization and through established distribution channels. Internationally, this segment markets and sells its products and services through regional sales offices and established distribution channels. See “Item 1. Business — International Business” of this Annual Report on Form 10-K.

The backlog of unfilled orders for this segment was $328 million at July 25, 2008 compared with $323 million at July 27, 2007 and $240 million at July 28, 2006. We expect to fill approximately 54 percent of this backlog during fiscal 2009, but we can give no assurance of such fulfillment. For a discussion of certain risks affecting this segment, see “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Annual Report on Form 10-K.

Harris Stratex Networks
In the third quarter of fiscal 2007, we combined our former Microwave Communications Division with Stratex, a publicly-traded provider of high-speed wireless transmission systems, to form Harris Stratex Networks. Harris Stratex Networks, our majority-owned, publicly-traded subsidiary listed on the NASDAQ Global Market under the symbol “HSTX,” is a global communications solutions company offering end-to-end wireless transmission solutions for mobile and fixed-wireless service providers and private networks. As of June 27, 2008, we owned approximately 56 percent of Harris Stratex Networks’ outstanding stock. Following the combination, our business segment formerly referred to as Microwave Communications is now referred to as Harris Stratex Networks and includes the results of the combined business for periods following the combination.

Harris Stratex Networks is a global independent supplier of turnkey wireless transmission network solutions. It offers reliable, flexible, scalable and cost-efficient wireless transmission network solutions, including microwave radio systems and network management software, which are backed by comprehensive services and support. Harris Stratex Networks designs, manufactures and sells a range of wireless transmission networking products, solutions and services to customers in more than 135 countries around the world, including mobile and fixed telephone service providers, private network operators, government agencies, transportation and utility companies, public safety agencies and broadcast system operators. Harris Stratex Networks’ product solutions offerings include point-to-point digital microwave radio systems for mobile system access, backhaul, trunking and license-exempt applications, supporting new network deployments, network expansion and capacity upgrades. Harris Stratex Networks provides its products and services principally to the North America microwave, international microwave and network operations markets.

North America Microwave:  Harris Stratex Networks serves the North America microwave market by offering microwave radio products and services to major national carriers and other cellular network operators, public safety operators and other government agencies, systems integrators, transportation and utility companies and other private network operators within North America. A large part of the North American microwave market is comprised of the cellular backhaul and public safety markets.

International Microwave:  Harris Stratex Networks serves the international microwave market by offering microwave radio products and services to regional and national carriers and other cellular network operators, public safety operators, government and defense agencies and other private network operators in every region outside of North America. Its wireless transmission systems deliver regional and country-wide backbone in developing nations, where microwave radio installations provide 21st-century communications rapidly and economically. Rural communities, areas with rugged terrain and regions with extreme temperatures benefit from the ability to build an advanced, affordable communications infrastructure despite these challenges.

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

Harris Stratex Networks’ principal product families of licensed point-to-point microwave radios include Eclipsetm, an IP-enabled platform for nodal wireless transmission systems, and TRuepoint®, a platform for high-performance point-to-point wireless communications. The Eclipse product line combines wireless transmission functions with network processing node functions, including many functions that, for non-nodal products, would have to be purchased separately. System functions include voice, data and video transport, node management, multiplexing, routing and cross-connection. Eclipse is designed to simplify complex networks and lower the total cost of ownership over the product life. With frequency coverage from 5 to 38 gigahertz, low-to-high capacity operation and traditional time-division multiplexing and Ethernet transmission capabilities, Eclipse is designed to support a wide range of long- and short-haul applications. Eclipse is software-configurable, enabling easy capacity upgrades, and gives users the ability to plan and deploy networks and adapt to changing conditions at minimal cost and disruption. The TRuepoint product family offers full plug-and-play, software programmable microwave radio configuration. It delivers service from 4 to 180 megabits per second capacity at frequencies ranging from 6 to 38 gigahertz. TRuepoint is designed to meet the current and future needs of network operators, including mobile, private network, government and access service providers. The unique architecture of the core platform reduces both capital expenditures and life cycle costs, while meeting international and North American standards. The software-based architecture enables migration from traditional microwave access applications to higher-capacity transport interconnections. Harris Stratex Networks also offers license-exempt, point-to-point microwave radio product families.

Harris Stratex Networks’ network management product families, including NetBoss, offer a broad set of choices for all levels of network management, from enterprise-wide management and service assurance to element management. NetBoss is a family of network management and service assurance solutions for managing multi-vendor, multi-technology communications networks. NetBoss supports wireless and wireline networks of many types, offering fault management, performance management, service activation and assurance, billing mediation and operational support system integration. As a modular, off-the-shelf product, it enables customers to implement management systems immediately or gradually, as their needs dictate. NetBoss XE offers advanced element management. NetBoss products are optimized to work seamlessly with Harris Stratex Networks digital microwave radios, such as the TRuepoint family, but can also be customized to manage products based on any network or computing technology.

Revenue and Backlog:  Revenue for the Harris Stratex Networks segment increased 41 percent to $718 million in fiscal 2008 compared with $508 million in fiscal 2007, and was $349 million in fiscal 2006. This segment had an operating loss of $28.5 million in fiscal 2008 compared with operating income of $146.9 million in fiscal 2007 and an operating loss of $19.6 million in fiscal 2006. This segment contributed 14 percent of our total revenue in fiscal 2008 compared with 12 percent in fiscal 2007 and 10 percent in fiscal 2006. This segment had revenue from a single external customer that exceeded 10 percent of this segment’s total revenue during each of fiscal 2008 and fiscal 2006, but not during fiscal 2007. The percentage of this segment’s revenue that was derived outside of the United States was approximately 73 percent in fiscal 2008 compared with 66 percent in fiscal 2007 and 57 percent in fiscal 2006.

This segment generally sells its North American products and services directly to customers through its sales organization and through established distribution channels. In international markets, this segment markets and sells its products and services through regional sales offices and established distribution channels, using agents and distributors. See “Item 1. Business — International Business” of this Annual Report on Form 10-K.

The backlog of unfilled orders for this segment was $412 million at July 25, 2008 compared with $232 million at July 27, 2007 and $164 million at July 28, 2006. Harris Stratex Networks expects to fill substantially all of this backlog during fiscal 2009, but we can give no assurance of such fulfillment. For a discussion of certain risks affecting this segment, see “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Annual Report on Form 10-K.

International Business
Revenue from products exported from the United States (including foreign military sales) or manufactured abroad was $1,283.7 million (24 percent of our total revenue) in fiscal 2008 compared with $964.4 million (23 percent of our total revenue) in fiscal 2007 and $746.5 million (21 percent of our total revenue) in fiscal 2006. Our international sales include both direct exports from the United States and sales from foreign subsidiaries. Most of the international sales are derived from the Harris Stratex Networks, Defense Communications and Electronics and Broadcast Communications segments. Direct export sales are primarily denominated in U.S. dollars, whereas sales from foreign subsidiaries are generally denominated in the local currency of the subsidiary. Exports from the United States, principally to Europe, Africa, Canada, Latin America, the Middle East and Asia, totaled $594.1 million (approximately 46 percent of our international revenue) in fiscal 2008 compared with $613.9 million (64 percent of our international revenue) in fiscal 2007 and $418.0 million (56 percent of our international revenue) in fiscal 2006. The percentage of revenue represented by foreign operations was 13 percent in fiscal 2008 compared with 8 percent in fiscal 2007 and 9 percent in fiscal 2006. The percentage of long-lived assets represented by foreign operations was 26 percent as of June 27, 2008 compared with 28 percent as of June 29, 2007 and 24 percent as of June 30, 2006. Financial information regarding our domestic and international operations is contained in Note 23: Business Segments in the Notes and is incorporated herein by reference.

Our principal international manufacturing facilities are located in Canada and the United Kingdom. The majority of our international marketing activities are conducted through subsidiaries which operate in Canada, Europe, Central and South America and Asia. We have also established international marketing organizations and several regional sales offices. Reference is made to Exhibit 21 “Subsidiaries of the Registrant” of this Annual Report on Form 10-K for further information regarding our international subsidiaries.

We utilize indirect sales channels, including dealers, distributors and sales representatives, in the marketing and sale of some lines of products and equipment, both domestically and internationally. These independent representatives may buy for resale or, in some cases, solicit orders from commercial or governmental customers for direct sales by us. Prices to the ultimate customer in many instances may be recommended or established by the independent representative and may be above or below our list prices. Our dealers and distributors generally receive a discount from our list prices and may mark up those prices in setting the final sales prices paid by the customer. Revenue from indirect sales channels in fiscal 2008 represented 7 percent of our total revenue and approximately 28 percent of our international revenue, compared with revenue from indirect sales channels in fiscal 2007 representing 9 percent of our total revenue and 32 percent of our international revenue, and revenue from indirect sales channels in fiscal 2006 representing 6 percent of our total revenue and 23 percent of our international revenue.

Fiscal 2008 international revenue came from a large number of foreign countries, and no single country accounted for 3 percent or more of our total revenue. Some of our exports are paid for by letters of credit, with the balance carried either on an open account or installment note basis. Advance payments, progress payments or other similar payments received prior to, or upon shipment often cover most of the related costs incurred. Significant foreign government contracts generally require us to provide performance guarantees. In order to stay competitive in international markets, we also sometimes enter into recourse and vendor financing arrangements to facilitate sales to certain customers.

The particular economic, social and political conditions for business conducted outside the U.S. differ from those encountered by domestic businesses. Our management believes that the overall business risk for the international business as a whole is somewhat greater than that faced by our domestic operations as a whole. A description of the types of risks to which we are subject in international business is contained in “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Nevertheless, in the opinion of our management, these risks are largely offset by the diversification of the international business and the protection provided by letters of credit and advance payments.

Competition
We operate in highly competitive markets that are sensitive to technological advances. Although successful product and systems development is not necessarily dependent on substantial financial resources, many of our competitors in each of our businesses are larger than we are and can maintain higher levels of expenditures for research and development. In each of our businesses we concentrate on the market opportunities that our management believes are compatible with our resources, overall technological capabilities and objectives. Principal competitive factors in these businesses are cost-effectiveness; product quality and reliability; technological capabilities; service; past performance; ability to develop and implement complex, integrated solutions; ability to meet delivery schedules; and the effectiveness of third-party sales channels in international markets. Within the IT services market, there is intense competition among many companies, and this market is generally more labor intensive with competitive margin rates over contract periods of shorter duration. The ability to compete in the IT services market depends on a number of factors, including the capability to deploy skilled professionals at competitive prices across the diverse spectrum of the IT services market.

In the Defense Communications and Electronics segment, principal competitors include BAE Systems, Boeing, General Dynamics, ITT Industries, L-3 Communications, Lockheed Martin, Northrop Grumman, Raytheon, Rockwell Collins, Rohde & Schwarz, Tadiran and Thales.

In the Government Communications Systems segment, principal competitors include Accenture, BAE Systems, Boeing, Computer Sciences, General Dynamics, ITT Industries, L-3 Communications, Lockheed Martin, Northrop Grumman, Raytheon, Rockwell Collins and SAIC.

Consolidation among U.S. defense and aerospace companies has resulted in a reduction in the number of principal prime contractors. As a result of this consolidation, in our Defense Communications and Electronics and Government Communications Systems segments we frequently “partner” or are involved in subcontracting and teaming relationships with companies that are, from time to time, competitors on other programs.

In the Broadcast Communications segment, principal competitors include Avid, Broadcast Electronics, Chyron, Evertz, Harmonic, Microsystems, Miranda, Nautel, NEC, Omneon, Omnibus, Pilat Media, Rad Systems, Rohde & Schwarz, Sony Broadcast, Tandberg Television, Tektronix, Thomson/Grass Valley, Thomson/Thales, Vizrt and Wide Orbit, as well as other smaller companies and divisions of large companies. We believe that our broad product offering and total content delivery solutions are key competitive strengths for this segment.

In the Harris Stratex Networks segment, principal competitors include Ericsson, NEC, Alcatel-Lucent, Nokia-Siemens, Ceragon and Eltek-Nera, as well as other smaller companies. Several of this segment’s competitors are original equipment manufacturers or systems integrators through which the segment sometimes distributes and sells products and services to end-users. We believe that network and systems engineering support and service are key competitive strengths for this segment.

Principal Customers; Government Contracts
Sales to the U.S. Government, which is our only customer accounting for 2 percent or more of our total revenue, were 68 percent of our total revenue in fiscal 2008 compared with 66 percent in each of fiscal 2007 and fiscal 2006. Additional information regarding customers for each of our segments is provided under “Item 1. Business — Description of Business by Segment for Fiscal 2008” of this Annual Report on Form 10-K. Our U.S. Government sales are predominantly derived from contracts with agencies of, and prime contractors to, the U.S. Government. Most of the sales of the Government Communications Systems segment and of the Defense Programs area of the Defense Communications and Electronics segment are made directly or indirectly to the U.S. Government under contracts or subcontracts containing standard government contract clauses providing for redetermination of profits, if applicable, and for termination for the convenience of the U.S. Government or for default based upon performance.

These U.S. Government contracts and subcontracts include both cost-reimbursement and fixed-price contracts. Our cost-reimbursement contracts provide for the reimbursement of allowable costs plus the payment of a fee. Our cost-reimbursement contracts fall into three basic types: (i) cost-plus fixed-fee contracts, which provide for the payment of a fixed fee irrespective of the final cost of performance; (ii) cost-plus incentive-fee contracts, which provide for increases or decreases in the fee, within specified limits, based upon actual results compared with contractual targets relating to factors such as cost, performance and delivery schedule; and (iii) cost-plus award-fee contracts, which provide for the payment of an award fee determined at the discretion of the customer based upon the performance of the contractor against pre-established performance criteria. Under cost-reimbursement contracts, we are reimbursed periodically for allowable costs and are paid a portion of the fee based on contract progress. Some overhead costs have been made partially or wholly unallowable for reimbursement by statute or regulation. Examples are certain merger and acquisition costs, lobbying costs, charitable contributions and certain litigation defense costs.

Our fixed-price contracts are either firm fixed-price contracts or fixed-price incentive contracts. Under firm fixed-price contracts, we agree to perform a specific scope of work for a fixed price and, as a result, benefit from cost savings and carry the burden of cost overruns. Under fixed-price incentive contracts, we share with the U.S. Government both savings accrued from contracts performed for less than target costs as well as costs incurred in excess of targets up to a negotiated ceiling price (which is higher than the target cost), but carry the entire burden of costs exceeding the negotiated ceiling price. Accordingly, under such incentive contracts, profit may also be adjusted up or down depending upon whether specified performance objectives are met. Under firm fixed-price and fixed-price incentive contracts, we usually receive either milestone payments equaling 100 percent of the contract price or monthly progress payments from the U.S. Government in amounts equaling 75 percent of costs incurred under the contract. The remaining amounts, including profits or incentive fees, are billed upon delivery and final acceptance of end items and deliverables under the contract. Fixed-price contracts generally have higher profit margins than cost-reimbursement contracts. Production contracts are mainly fixed-price contracts, and development contracts are generally cost-reimbursement contracts.

In fiscal 2008, fiscal 2007 and fiscal 2006, approximately 35 percent, 33 percent and 38 percent, respectively, of the total combined revenue of our Defense Communications and Electronics and Government Communications Systems segments was from fixed-price contracts. GWAC and IDIQ contracts, which can include task orders for each contract type, require us to compete both for the initial contract and then for individual task or delivery orders under such contracts.

As stated above, U.S. Government contracts are terminable for the convenience of the U.S. Government, as well as for default based on performance. Companies supplying goods and services to the U.S. Government are dependent on Congressional appropriations and administrative allotment of funds and may be affected by changes in U.S. Government policies resulting from various military, political and international developments. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods become unavailable. Under contracts terminable for the convenience of the U.S. Government, a contractor is entitled to receive payments for its allowable costs and, in general, the proportionate share of fees or earnings for the work done. Contracts that are terminable for default generally provide that the U.S. Government pays only for the work it has accepted and may require the contractor to pay for the incremental cost of reprocurement and may hold the contractor liable for damages. In many cases, there is also uncertainty relating to the complexity of designs, necessity for design improvements and difficulty in forecasting costs and schedules when bidding on developmental and highly sophisticated technical work. Under many U.S. Government contracts, we are required to maintain facility and personnel security clearances complying with DoD and other Federal agency requirements. For further discussion of risks relating to U.S. Government contracts, see “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Annual Report on Form 10-K.

Funded and Unfunded Backlog
Our total company-wide funded and unfunded backlog was approximately $6,300 million at July 25, 2008 compared with $5,871 million at July 27, 2007 and $5,641 million at July 28, 2006. The funded portion of this backlog was approximately $2,011 million at July 25, 2008 compared with $1,724 million at July 27, 2007 and $1,482 million at July 28, 2006. The determination of backlog involves substantial estimating, particularly with respect to customer requirements contracts and development and production contracts of a cost-reimbursement or incentive nature.

We define funded backlog as unfilled firm orders for products and services for which funding has been authorized and, in the case of U.S. Government agencies, appropriated. Unfunded backlog is primarily unfilled firm and expected follow-on orders that have not yet met our established funding criteria. Our established funding criteria require both authorization by the customer as well as our management’s determination that there is little or no risk of the authorized funding being rescinded. We do not include potential task or delivery orders under IDIQ contracts in our backlog. In fiscal 2009, we expect to fill approximately 86 percent of our total funded backlog as of July 25, 2008. However, we can give no assurance of such fulfillment or that our funded backlog will become revenue in any particular period, if at all. Backlog is subject to delivery delays and program cancellations, which are beyond our control. Additional information with regard to the backlog of each of our segments is provided under “Item 1. Business — Description of Business by Segment for Fiscal 2008” of this Annual Report on Form 10-K.

Research, Development and Engineering
Research, development and engineering expenditures totaled approximately $1,007 million in fiscal 2008, $924 million in fiscal 2007 and $824 million in fiscal 2006. Company-sponsored research and product development costs, which included research and development for commercial products and independent research and development related to government products and services, as well as concept formulation studies and bid and proposal efforts, were approximately $275 million in fiscal 2008, $235 million in fiscal 2007 and $198 million in fiscal 2006. A portion of our independent research and development costs are allocated among contracts and programs in process under U.S. Government contractual arrangements. Company-sponsored research and product development costs not otherwise allocable are charged to expense when incurred. The portion of total research, development and engineering expenditures that was not company-sponsored was funded by the U.S. Government and is included in our revenue. Customer-sponsored research and development was $732 million in fiscal 2008, $689 million in fiscal 2007 and $626 million in fiscal 2006. Company-sponsored research is directed to the development of new products and to building technological capability in selected communications and electronic systems markets. U.S. Government-funded research helps strengthen and broaden our technical capabilities. All of our segments maintain their own engineering and new product development departments, with scientific assistance provided by advanced-technology departments. As of June 27, 2008, we employed nearly 7,000 engineers and scientists and are continuing efforts to make the technologies developed in any of our business segments available for all other business segments.

Patents and Other Intellectual Property
We consider our patents and other intellectual property, in the aggregate, to constitute an important asset. We own a large and valuable portfolio of patents, trade secrets, know-how, confidential information, trademarks, copyrights and other intellectual property. We also license intellectual property to and from third parties. As of June 27, 2008, we held approximately 1,020 U.S. patents and 800 foreign patents, and had approximately 580 U.S. patent applications pending and 1,240 foreign patent applications pending. Unpatented research, development and engineering skills also make an important contribution to our business. While our intellectual property rights in the aggregate are important to our business and the operations of our business segments, we do not consider our business or any business segment to be materially dependent upon any single patent, license or other intellectual property right, or any group of related patents, licenses or other intellectual property rights. We are engaged in a proactive patent licensing program and have entered into a number of licenses and cross-license agreements, some of which generate royalty income. Although existing license agreements have generated income in past years and may do so in the future, there can be no assurances we will enter into additional income-producing license agreements. From time to time we engage in litigation to protect our patents and other intellectual property. Any of our patents, trade secrets, trademarks, copyrights and other proprietary rights could be challenged, invalidated or circumvented, or may not provide competitive advantages. With regard to patents relating to our Defense Communications and Electronics segment or our Government Communications Systems segment, the U.S. Government often has an irrevocable, non-exclusive, royalty-free license, pursuant to which the U.S. Government may use or authorize others to use the inventions covered by such patents. Pursuant to similar arrangements, the U.S. Government may consent to our use of inventions covered by patents owned by other persons. Numerous trademarks used on or in connection with our products are also considered to be a valuable asset.

Environmental and Other Regulations
Our facilities and operations are subject to numerous domestic and international laws and regulations designed to protect the environment, particularly with regard to wastes and emissions. The applicable environmental laws and regulations are common within the industries and markets in which we operate and serve. We believe that we have complied with these requirements and that such compliance has not had a material adverse effect on our results of operations, financial condition or cash flows. Based upon currently-available information, we do not expect expenditures to protect the environment and to comply with current environmental laws and regulations over the next several years to have a material impact on our competitive or financial position, but we can give no assurance that such expenditures will not exceed current expectations. If future laws and regulations contain more stringent requirements than presently anticipated, actual expenditures may be higher than our present estimates of those expenditures. We have installed waste treatment facilities and pollution control equipment to satisfy legal requirements and to achieve our waste minimization and prevention goals. We did not spend material amounts on environmental capital projects in fiscal 2008, fiscal 2007 or fiscal 2006. A portion of our environmental expenditures relates to discontinued operations for which we have retained certain environmental liabilities. We currently expect that amounts to be spent for environmental-related capital projects will not be material in fiscal 2009. These amounts may increase in future years. Additional information regarding environmental and regulatory matters is set forth in “Item 3. Legal Proceedings” of this Annual Report on Form 10-K and in Note 1: Significant Accounting Policies in the Notes.

Electronic products are subject to governmental environmental regulation in a number of jurisdictions. Equipment produced by our Broadcast Communications and Harris Stratex Networks segments, in particular, is subject to domestic and international requirements requiring end-of-life management and/or restricting materials in products delivered to customers, including the European Union’s Directive 2002/96/EC on Waste Electrical and Electronic Equipment (“WEEE”) and Directive 2002/95/EC on the Restriction of the use of certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”). Other jurisdictions have adopted similar legislation. Such requirements typically are not applicable to most equipment produced by our Defense Communications and Electronics and Government Communications Systems segments. We believe that we have complied with such rules and regulations, where applicable, with respect to our existing products sold into such jurisdictions. We intend to comply with such rules and regulations with respect to our future products.

Broadcast and wireless communications (whether TV, radio or telecommunications) are also subject to governmental regulation. Equipment produced by our Broadcast Communications and Harris Stratex Networks segments, in particular, is subject to domestic and international requirements to avoid interference among users of radio and television frequencies and to permit interconnection of telecommunications equipment. We believe that we have complied with such rules and regulations with respect to our existing products, and we intend to comply with such rules and regulations with respect to our future products. Governmental reallocation of the frequency spectrum also could impact our business, financial condition and results of operations.

Raw Materials and Supplies
Because of the diversity of our products and services, as well as the wide geographic dispersion of our facilities, we use numerous sources for the wide array of raw materials (such as electronic components, printed circuit boards, metals and plastics) needed for our operations and for our products. We are dependent upon suppliers and subcontractors for a large number of components and subsystems and the ability of our suppliers and subcontractors to adhere to customer or regulatory materials restrictions and to meet performance and quality specifications and delivery schedules. In some instances, we are dependent upon one or a few sources, either because of the specialized nature of a particular item or because of local content preference requirements pursuant to which we operate on a given project. While we have been affected by financial and performance issues of some of our suppliers and subcontractors, we have not been materially adversely affected by the inability to obtain raw materials or products. In fiscal 2007, our Broadcast Communications segment experienced component shortages from vendors as a result of the new RoHS environmental regulations in the European Union, which became effective on July 1, 2006. These regulations caused a spike in demand for lead-free electronic components, resulting in industry-wide supply chain shortages. These component shortages did not have a material adverse effect on our business.

Seasonality
We do not consider any material portion of our business to be seasonal. Various factors can affect the distribution of our revenue between accounting periods, including the timing of U.S. Government budgets, supplemental budgets and contract awards, the availability of funding, product deliveries and customer acceptance.

Employees
We employed approximately 16,500 employees at the end of fiscal 2008 compared with approximately 16,000 employees at the end of fiscal 2007. Approximately 89 percent of our employees as of the end of fiscal 2008 are located in the United States. A significant number of employees in our Defense Communications and Electronics and Government Communications Systems segments possess a security clearance. We also utilize a number of independent contractors. None of our employees in the United States is represented by a labor union. In certain international subsidiaries, our employees are represented by workers’ councils or statutory labor unions. In general, we believe that our relations with our employees are good.

Website Access to Harris Reports; Available Information
General.  We maintain an Internet website at http://www.harris.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). We also will provide the reports in electronic or paper form free of charge upon request. We also make available free of charge on our website our annual report to shareholders and proxy statement. Our website and the information posted thereon are not incorporated into this Annual Report on Form 10-K or any current or other periodic report that we file with or furnish to the SEC. All reports we file with or furnish to the SEC also are available free of charge via the SEC’s electronic data gathering and retrieval (“EDGAR”) system available through the SEC’s website at http://www.sec.gov.

Additional information relating to our businesses, including our operating segments, is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

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

Certifications.  We have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report on Form 10-K. In addition, an annual CEO certification was submitted by our Chief Executive Officer to the New York Stock Exchange in November 2007 in accordance with the NYSE’s listing standards, which included a certification that he was not aware of any violation by Harris of the NYSE’s corporate governance listing standards.

ITEM 1A.	RISK FACTORS.

We have described many of the trends and other factors that could impact our business and future results in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. In addition, our business, operating results, cash flows and financial condition are subject to various risks and uncertainties, including, without limitation, those set forth below, any one of which could cause our actual results to vary materially from recent results or our anticipated future results.

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
We are highly dependent on sales to the U.S. Government. The percentage of our net revenue that was derived from sales to the U.S. Government was approximately 68 percent in fiscal 2008 and 66 percent in each of fiscal 2007 and fiscal 2006. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government would significantly reduce our revenue. Our U.S. Government programs must compete with programs managed by other government contractors for limited resources and for uncertain levels of funding. Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government and will continue these efforts in the future. The U.S. Government may choose to use other contractors for its limited number of programs. In addition, the funding of programs also competes with non-procurement spending of the U.S. Government. Budget decisions made by the U.S. Government are outside of our control and have long-term consequences for our business. A shift in U.S. Government spending to other programs in which we are not involved, an increase in non-procurement spending or a reduction in U.S. Government spending generally, could have material adverse consequences on our future business.

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

Our government business also is subject to specific procurement regulations and a variety of socio-economic and other requirements. These requirements, although customary in U.S. Government contracts, increase our performance and compliance costs. These costs might increase in the future, thereby reducing our margins, which could have an adverse effect on our financial condition. Failure to comply with these regulations and requirements could lead to suspension or debarment from U.S. Government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various laws, including those related to procurement integrity, export control, U.S. Government security regulations, employment practices, protection of the environment, accuracy of records, proper recording of costs and foreign corruption. The termination of a U.S. Government contract or relationship as a result of any of these acts would have an adverse impact on our operations and could have an adverse effect on our standing and eligibility for future U.S. Government contracts.

We enter into fixed-price contracts that could subject us to losses in the event of cost overruns or a significant increase in inflation.
We have a number of firm fixed-price contracts. In fiscal 2008 and fiscal 2007, approximately 35 percent and 33 percent, respectively, of the total combined revenue of our Defense Communications and Electronics and Government Communications Systems segments was from fixed-price contracts. These contracts allow us to benefit from cost savings, but they carry the risk of potential cost overruns because we assume all of the cost burden. If our initial estimates are incorrect, we can lose money on these contracts. U.S. Government contracts can expose us to potentially large losses because the U.S. Government can hold us responsible for completing a project or, in certain circumstances, paying the entire cost of its replacement by another provider regardless of the size or foreseeability of any cost overruns that occur over the life of the contract. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Recently, the United States has experienced a significant increase in inflation. A continued significant increase in inflation rates could also have a significant adverse impact on the profitability of these contracts. Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts we may not realize their full benefits. Our results of operations are dependent on our ability to maximize our earnings from our contracts. Lower earnings caused by cost overruns and cost controls would have an adverse impact on our financial results. Furthermore, the potential impact of this risk on our financial results would be magnified by a shift in the mix of our contracts and programs toward a greater percentage of firm fixed-price contracts.

We derive a substantial portion of our revenue from international operations and are subject to the risks of doing business internationally, including fluctuations in currency exchange rates.
We are dependent on sales to customers outside the United States. In fiscal 2008, fiscal 2007 and fiscal 2006, revenue from products exported from the U.S. or manufactured abroad was 24 percent, 23 percent and 21 percent, respectively, of our total revenue. Approximately 54 percent of our international business in fiscal 2008 was transacted in local currency environments. Losses resulting from currency rate fluctuations can adversely affect our results. We expect that international revenue will continue to account for a significant portion of our total revenue.

Also, a significant portion of our international revenue is in less-developed countries. We are subject to risks of doing business internationally, including:

•	Currency exchange controls, fluctuations of currency and currency revaluations;
•	The laws, regulations and policies of foreign governments relating to investments and operations, as well as U.S. laws affecting the activities of U.S. companies abroad;
•	Changes in regulatory requirements, including imposition of tariffs or embargoes, export controls and other trade restrictions;
•	Uncertainties and restrictions concerning the availability of funding, credit or guarantees;
•	The complexity and necessity of using international dealers, distributors, sales representatives and consultants;
•	The difficulty of managing an organization doing business in many countries;
•	Import and export licensing requirements and regulations, as well as unforeseen changes in export regulations;
•	Uncertainties as to local laws and enforcement of contract and intellectual property rights and occasional requirements for onerous contract clauses; and
•	Rapid changes in government, economic and political policies, political or civil unrest, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation.

While these factors and the impacts of these factors are difficult to predict, any one or more of them could adversely affect our business, financial condition and results of operations in the future.

We may not be successful in obtaining the necessary export licenses to conduct certain operations abroad, and Congress may prevent proposed sales to certain foreign governments.
We must first obtain export and other licenses and authorizations from various U.S. Government agencies before we are permitted to sell certain products and technologies outside of the United States. For example, the U.S. Department of State must notify Congress at least 15-60 days, depending on the size and location of the sale, prior to authorizing certain sales of defense equipment and services to foreign governments. During that time, Congress may take action to block the proposed sale. We can give no assurance that we will continue to be successful in obtaining the necessary licenses or authorizations or that Congress will not prevent or delay certain sales. Any significant impairment of our ability to sell products or technologies outside of the United States could negatively impact our results of operations and financial condition.

Our future success will depend on our ability to develop new products and technologies that achieve market acceptance in our current and future markets.
Both our commercial and government businesses are characterized by rapidly changing technologies and evolving industry standards. Accordingly, our future performance depends on a number of factors, including our ability to:

•	Identify emerging technological trends in our current and target markets;
•	Develop and maintain competitive products;
•	Enhance our offerings by adding innovative hardware, software or other features that differentiate our products from those of our competitors;
•	Develop, manufacture and bring cost-effective offerings to market quickly; and
•	Effectively structure our businesses, through the use of teaming agreements, ventures and other forms of alliances, to reflect the competitive environment.

We believe that, in order to remain competitive in the future, we will need to continue to develop new products and technologies, requiring the investment of significant financial resources. The need to make these expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures ultimately will lead to the timely development of new products or technologies. Due to the design complexity of some of our products and technologies, we may experience delays in completing development and introducing new products or technologies in the future. Any delays could result in increased costs of development or redirect resources from other projects. In addition, we cannot provide assurances that the markets for our products or technologies will develop as we currently anticipate. The failure of our products or technologies to gain market acceptance could significantly reduce our revenue and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing products or technologies that gain market acceptance in advance of our products or technologies, or that our competitors will not develop new products or technologies that cause our existing products or technologies to become obsolete. If we fail in our new product and technology development efforts, or our products or technologies fail to achieve market acceptance more rapidly than those of our competitors, our revenue will decline and our business, financial condition and results of operations will be adversely affected.

We cannot predict the consequences of future geo-political events, but they may affect adversely the markets in which we operate, our ability to insure against risks, our operations or our profitability.
The terrorist attacks in the United States on September 11, 2001, the subsequent U.S.-led military response, current conflicts in the Middle East and the potential for future terrorist activities and other recent geo-political events have created economic and political uncertainties that could have a material adverse effect on our business and the prices of our securities. These matters have caused uncertainty in the world’s financial and insurance markets and may increase significantly the political, economic and social instability in the geographic areas in which we operate. These matters also have caused the premiums charged for our insurance coverages to increase and may cause some coverages to be unavailable altogether. While our government businesses have benefited from homeland defense initiatives and the Global War on Terror, these developments may affect adversely our business and profitability and the prices of our securities in ways that we cannot predict at this time.

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

The inability of our subcontractors to perform, or our key suppliers to timely deliver our components or parts, could cause our products to be produced in an untimely or unsatisfactory manner.
On many of our contracts, we engage subcontractors. In addition, there are certain parts or components for many of our products which we source from other manufacturers or vendors. Some of our suppliers, from time to time, experience financial and operational difficulties, which may impact their ability to supply the materials, components and subsystems that we require. Any inability to develop alternative sources of supply on a cost-effective and timely basis could materially impair our ability to manufacture and deliver products to our customers. We can give no assurances that we will be free from material supply problems or component or subsystems problems in the future. Also, our subcontractors and other suppliers may not be able to maintain the quality of the materials, components and subsystems they supply, which might result in greater product returns and warranty claims and could harm our business, financial condition and results of operations.

Third parties have claimed in the past and may claim in the future that we are infringing directly or indirectly upon their intellectual property rights, and third parties may infringe upon our intellectual property rights.
Many of the markets we serve are characterized by vigorous protection and pursuit of intellectual property rights, which often has resulted in protracted and expensive litigation. Third parties have claimed in the past and may claim in the future that we are infringing directly or indirectly upon their intellectual property rights, and we may be found to be infringing or to have infringed directly or indirectly upon those intellectual property rights. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. Moreover, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of certain of our products. Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, know-how, confidentiality provisions and licensing arrangements to establish and protect our intellectual property rights. If we fail to successfully protect and enforce these rights, our competitive position could suffer. Our pending patent and trademark registration applications may not be allowed, or competitors may challenge the validity or scope of our patents or trademark registrations. In addition, our patents may not provide us a significant competitive advantage. We may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect infringement and our competitive position may be harmed before we do so. In addition, competitors may design around our technology or develop competing technologies.

The outcome of litigation or arbitration in which we are involved is unpredictable and an adverse decision in any such matter could have a material adverse affect on our financial position and results of operations.
We are defendants in a number of litigation matters and are involved in a number of arbitrations. These actions may divert financial and management resources that would otherwise be used to benefit our operations. No assurances can be given that the results of these or new matters will be favorable to us. An adverse resolution of lawsuits or arbitrations could have a material adverse affect on our financial condition and results of operations.

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

We face certain significant risk exposures and potential liabilities that may not be covered adequately by insurance or indemnity.
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

Changes in our effective tax rate may have an adverse effect on our results of operations.
Our future effective tax rate may be adversely affected by a number of factors including:

•	The jurisdictions in which profits are determined to be earned and taxed;
•	Adjustments to estimated taxes upon finalization of various tax returns;
•	Increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions;
•	Changes in available tax credits;
•	Changes in share-based compensation expense;
•	Changes in the valuation of our deferred tax assets and liabilities;
•	Changes in domestic or international tax laws or the interpretation of such tax laws; and
•	The resolution of issues arising from tax audits with various tax authorities.

Any significant increase in our future effective tax rates could adversely impact our results of operations for future periods.

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

Because we consolidate Harris Stratex Networks’ financial results in our results of operations, fluctuations in and difficulty in forecasting Harris Stratex Networks’ financial results will result in fluctuations in and likely greater difficulty in forecasting our consolidated results of operations. As a result, such fluctuations and forecasting difficulty may impact our consolidated financial results. Additionally, we rely on Harris Stratex Networks to timely provide its financial information for us to use in preparing and filing with the SEC our consolidated financial statements. Delays or other difficulties in Harris Stratex Networks’ ability to provide on a timely basis financial information that accurately reflects its financial results may result in delays or other difficulties in our ability to prepare and file with the SEC on a timely basis our consolidated financial statements that accurately reflect our consolidated results of operations.

We have significant operations in Florida, California and other locations that could be materially and adversely impacted in the event of a natural disaster or other significant disruption.
Our corporate headquarters and significant operations of our Government Communications Systems segment are located in Florida, where major hurricanes have occurred. In addition, our Broadcast Communications and Harris Stratex Networks segments have locations near major earthquake fault lines in California. Our worldwide operations could be subject to natural disasters or other significant disruptions, including hurricanes, typhoons, tsunamis, floods, earthquakes, fires, water shortages, other extreme weather conditions, medical epidemics, acts of terrorism, power shortages and blackouts, telecommunications failures, and other natural and manmade disasters or disruptions. In the event of such a natural disaster or other disruption, we could experience disruptions or interruptions to our operations or the operations of our suppliers, distributors, resellers or customers; destruction of facilities; and/or loss of life, all of which could materially increase our costs and expenses and materially adversely affect our business, revenue and financial condition.

Changes in future business conditions could cause business investments and/or recorded goodwill to become impaired, resulting in substantial losses and write-downs that would reduce our results of operations.
As part of our overall strategy, we will, from time to time, acquire a minority or majority interest in a business. These investments are made upon careful target analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining acquisition price. After acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Goodwill accounts for approximately 34 percent of our recorded total assets as of June 27, 2008. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting segment cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. For additional information on accounting policies we have in place for goodwill impairment, see our discussion under “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and Note 1: Significant Accounting Policies in the Notes.

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

Our principal executive offices are located at owned facilities in Melbourne, Florida. As of June 27, 2008, we operated approximately 124 locations in the United States, Canada, Europe, Central and South America and Asia,

consisting of about 6.8 million square feet of manufacturing, administrative, research and development, warehousing, engineering and office space, of which approximately 4.4 million square feet are owned and approximately 2.4 million square feet are leased. There are no material encumbrances on any of our facilities. Our leased facilities are, for the most part, occupied under leases for remaining terms ranging from one month to 11 years, a majority of which can be terminated or renewed at no longer than five-year intervals at our option. As of June 27, 2008, we had major operations at the following locations:

Defense Communications and Electronics — Rochester, New York; Palm Bay, Florida; Columbia, Maryland; and the United Kingdom.

Government Communications Systems — Palm Bay, Florida; Melbourne, Florida; Malabar, Florida; Chantilly, Virginia; Herndon, Virginia; Largo, Maryland; Falls Church, Virginia; Dulles, Virginia; Alexandria, Virginia; Colorado Springs, Colorado; Annapolis Junction, Maryland; Bellevue, Nebraska; and Calgary, Canada.

Broadcast Communications — Quincy, Illinois; Mason, Ohio; Toronto, Canada; Englewood, Colorado; Pottstown, Pennsylvania; and the United Kingdom.

Harris Stratex Networks — San Antonio, Texas; San Jose, California; Milpitas, California; Morrisville, North Carolina; Montreal, Canada; Melbourne, Florida; Redwood Shores, California; New Zealand; Scotland; France; the Philippines; China; Singapore; Mexico; South Africa and Poland.

Corporate — Melbourne, Florida.

The following is a summary of the approximate floor space of our offices and facilities in productive use, by segment, at June 27, 2008 (in millions):

	Approximate	Approximate
	Sq. Ft. Total	Sq. Ft. Total
Location	Owned	Leased	Total

Defense Communications and Electronics	0.6	0.5	1.1
Government Communications Systems	2.7	0.9	3.6
Broadcast Communications	0.5	0.6	1.1
Harris Stratex Networks	0.2	0.4	0.6
Corporate	0.4	—	0.4

Total	4.4	2.4	6.8

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

General.  From time to time, as a normal incident of the nature and kind of businesses in which we are, and were, engaged, various claims or charges are asserted and litigation commenced by or against us arising from or related to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; the sale or use of products containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We typically record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, typically are recognized when they are realized and legal costs generally are expensed when incurred. While it is not feasible to predict the outcome of these matters with certainty, and some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us, based upon available information, in the opinion of management, settlements and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at June 27, 2008 are reserved against, covered by insurance or would not have a material adverse effect on our financial position, results of operations or cash flows.

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

Generally, U.S. Government contracts are subject to procurement laws and regulations, including the Federal Acquisition Regulation (“FAR”), which outline uniform policies and procedures for acquiring goods and services by the U.S. Government, and specific agency acquisition regulations that implement or supplement the FAR, such as the Defense Federal Acquisition Regulations. As a U.S. Government contractor, our contract costs are audited and reviewed on a continuing basis by the Defense Contract Audit Agency (“DCAA”). The DCAA also reviews the adequacy of, and a U.S. Government contractor’s compliance with, the contractor’s internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. In addition to these routine audits, from time to time, we may, either individually or in conjunction with other U.S. Government contractors, be the subject of audits and investigations by other agencies of the U.S. Government. These audits and investigations are conducted to determine if our performance and administration of our U.S. Government contracts are compliant with applicable contractual requirements and procurement and other applicable Federal laws and regulations. These investigations may be conducted without our knowledge. We are unable to predict the outcome of such investigations or to estimate the amounts of resulting claims or other actions that could be instituted against us, our officers or employees. Under present U.S. Government procurement laws and regulations, if indicted or adjudged in violation of procurement or other Federal laws, a contractor, such as us, or one or more of our operating divisions or subdivisions, could be subject to fines, penalties, repayments, or compensatory or treble damages. U.S. Government regulations also provide that certain findings against a contractor may lead to suspension or debarment from eligibility for awards of new U.S. Government contracts for up to three years. Suspension or debarment would have a material adverse effect on us because of our reliance on U.S. Government contracts. In addition, our export privileges could be suspended or revoked. Suspension or revocation of our export privileges also would have a material adverse effect on us.

International.  As an international company, we are, from time to time, the subject of investigations relating to our international operations, including under the U.S. export control laws, the U.S. Foreign Corrupt Practices Act and similar U.S. and international laws.

Environmental.  We are subject to numerous U.S. Federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. We own, previously owned or have been named as a potentially responsible party at 17 such sites, excluding sites as to which our records disclose no involvement or as to which our liability has been finally determined. While it is not feasible to predict the outcome of many of these proceedings, in the opinion of our management, any payments we may be required to make as a result of such claims in existence at June 27, 2008 will not have a material adverse effect on our financial condition, results of operations or cash flows. Additional information regarding environmental matters is set forth in Note 1: Significant Accounting Policies in the Notes, which Note is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted by us to a vote of our security holders during the fourth quarter of fiscal 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, position held with us, and principal occupation and employment during at least the past 5 years for each of our executive officers as of August 22, 2008, are as follows:

Name and Age	Position Currently Held and Past Business Experience

Howard L. Lance, 52	Chairman of the Board, President and Chief Executive Officer since June 2003. President and Chief Executive Officer since February 2003. Formerly President of NCR Corporation and Chief Operating Officer of its Retail and Financial Group from July 2001 to October 2002. Prior to July 2001, Mr. Lance served for 17 years with Emerson Electric Company, where he held increasingly senior management positions with different divisions of the company, and was named Executive Vice President for Emerson’s Electronics and Telecommunications businesses in 1999.
Robert K. Henry, 61	Executive Vice President and Chief Operating Officer since May 2007. Executive Vice President since July 2006. Senior Vice President from March 2003 to July 2006. President — Government Communications Systems Division from July 1999 to May 2007. Vice President — General Manager of the Communications Systems Division of the Electronic Systems Sector from 1997 to 1999. Formerly with Sanders, a Lockheed Martin company from 1995 to 1997, in various capacities of increasing responsibility, including Vice President of Engineering and Vice President — General Manager Information Systems. Technical Operations Director, Martin Marietta, from 1993 to 1995. Business Interface South Manager, GE Aerospace, from 1990 to 1993.
Gary L. McArthur, 48	Vice President and Chief Financial Officer since March 2006. Vice President — Finance and Treasurer from January 2005 to March 2006. Vice President — Corporate Development from January 2001 to January 2005. Director — Corporate Development from March 1997 to December 2000. Formerly, Chief Financial Officer of 3D/EYE Inc. from 1996 to 1997. Executive Director — Mexico, Nextel from 1995 to 1996. Director — Mergers and Acquisitions, Nextel from 1993 to 1995. Prior to 1993, Mr. McArthur held various positions with Lehman Brothers, Inc., Cellcom Corp. and Deloitte & Touche.
Eugene S. Cavallucci, 61	Vice President, General Counsel since October 2004. Vice President — Counsel, Government Operations and Director of Business Conduct from July 1999 to October 2004. Vice President — Sector Counsel from August 1992 to June 1999. Mr. Cavallucci joined Harris in 1990.
Dana A. Mehnert, 46	President, RF Communications since July 2006. Vice President and General Manager — Government Products Business, RF Communications from July 2005 to July 2006. Vice President and General Manager — Business Development and Operations, RF Communications from January 2005 to July 2005. Vice President — Defense Operations, RF Communications from January 2004 to January 2005. Vice President — International Operations, RF Communications from November 2001 to January 2004. Vice President/Managing Director — International Government Sales Operations for Harris’ regional sales organization from September 1999 to November 2001. Vice President — Marketing and International Sales, RF Communications from August 1997 to September 1999. Vice President — Worldwide Marketing, RF Communications from July 1996 to July 1997. Vice President — International Sales, RF Communications from November 1995 to June 1996. Mr. Mehnert joined Harris in 1984.
Daniel R. Pearson, 56	Group President, Government Communications Systems since July 2008. Group President, Defense Communications and Electronics from May 2007 to June 2008. Group President — Defense Communications from July 2006 to May 2007. President — Department of Defense Programs, Government Communications Systems Division from November 2003 to July 2006. President — Network Support Division from June 2000 to November 2003. Mr. Pearson joined Harris in 1977.
Lewis A. Schwartz, 45	Vice President, Principal Accounting Officer since October 2006. Principal Accounting Officer from October 2005 to October 2006. Assistant Controller from October 2003 to October 2005. Director, Corporate Accounting from August 1999 to October 2003. Mr. Schwartz joined Harris in 1992. Formerly, Mr. Schwartz was with Ernst & Young LLP from 1986 to 1992.

Name and Age	Position Currently Held and Past Business Experience

Jeffrey S. Shuman, 53	Vice President, Human Resources and Corporate Relations since August 2005. Formerly with Northrop Grumman as Vice President of Human Resources and Administration, Information Technology Sector from March 2001 to August 2005; and Senior Vice President of Human Resources Information Systems Group, Litton Inc. from September 1999 to March 2001. Prior to that, with Honeywell International/Allied Signal Corporation as Vice President — Human Resources for Allied Signal’s technical services business from February 1997 to September 1999 and Director, Human Resources, Allied Signal from January 1995 to February 1997. President, Management Recruiters International of Orange County from 1994 to 1995. Prior to 1994, Mr. Shuman held various positions with Avon Products, Inc.
Timothy E. Thorsteinson, 54	President, Broadcast Communications Division since July 2006 and President and Chief Executive Officer of Harris Canada Systems, Inc. (formerly Leitch Technology Corporation) since November 2003. Formerly with Thomson Broadcast & Media Solutions as Vice President Product Business Units from March 2002 to November 2003 and with Grass Valley Group as Chief Executive Officer and Chief Operating Officer from 1999 to 2002. Mr. Thorsteinson was with Tektronix, Inc. from 1991 to 1999, in various capacities of increasing responsibility, including President of the Video and Networking Division and President of the Pacific Operation.

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

Market Information and Price Range of Common Stock
Our common stock, par value $1.00 per share, is listed and traded on the New York Stock Exchange (“NYSE”), under the ticker symbol “HRS.” According to the records of our transfer agent, as of August 22, 2008, there were approximately 6,535 holders of record of our common stock. On February 25, 2005 our Board of Directors approved a two-for-one stock split of our common stock. The stock split was effected in the form of a 100 percent stock dividend distributed on March 30, 2005 to shareholders of record on March 14, 2005. All share and per share amounts and information presented in this Annual Report on Form 10-K for periods prior to the stock split have been retroactively restated to reflect the effect of this stock split. The high and low sales prices of our common stock as reported on the NYSE composite transactions reporting system and the dividends paid on our common stock for each quarterly period in our last two fiscal years are reported below:

			Cash
	High	Low	Dividends

Fiscal 2008
First Quarter	$62.43	$52.00	$0.15
Second Quarter	$66.94	$57.20	0.15
Third Quarter	$63.17	$44.11	0.15
Fourth Quarter	$66.71	$47.89	0.15

			$0.60

Fiscal 2007
First Quarter	$46.35	$37.80	$0.11
Second Quarter	$46.95	$39.49	0.11
Third Quarter	$52.93	$45.85	0.11
Fourth Quarter	$56.50	$46.46	0.11

			$0.44

On August 22, 2008, the last sale price of our common stock as reported in the NYSE composite transactions reporting system was $51.75 per share.

Dividends
The dividends paid on our common stock for each quarter in our last two fiscal years are set forth in the tables above. On August 23, 2008, our Board of Directors increased our annual dividend rate from $.60 per share to $.80 per share and declared a quarterly cash dividend of $.20 per share, which will be paid on September 17, 2008 to holders of record on September 4, 2008. Our annual common stock dividend rate was $.60 per share, $.44 per share and $.32 per share in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Quarterly cash dividends are typically paid in March, June, September and December. We have paid cash dividends every year since 1941, and we currently expect that cash dividends will continue to be paid in the near future, but we can give no assurance. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant.

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

The performance graph and table below compare the five-year cumulative total return of our common stock with the comparable five-year cumulative total returns of the Standard & Poor’s 500 Information Technology Section Index (“S&P 500 Information Technology”) and the Standard & Poor’s 500 Composite Stock Index (“S&P 500”). The figures assume an initial investment of $100 at the close of business on June 30, 2003 in Harris, the S&P 500 Information Technology and the S&P 500, and the reinvestment of all dividends.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG HARRIS, S&P 500 INFORMATION TECHNOLOGY AND S&P 500

HARRIS FISCAL YEAR END	2003	2004	2005	2006	2007	2008
Harris	$100	171	211	283	376	351

S&P 500 Information Technology	$100	125	121	122	154	142

S&P 500	$100	119	127	138	166	169

Sales of Unregistered Securities

During fiscal 2008, we did not issue or sell any unregistered securities.

Issuer Repurchases of Equity Securities

During fiscal 2008, we repurchased 3,945,136 shares of our common stock at an average price per share of $56.99, excluding commissions. During fiscal 2007, we repurchased 4,959,499 shares of our common stock at an average price per share of $49.78, excluding commissions. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at the discretion of management and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired.

The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended June 27, 2008:

				Maximum
				approximate
			Total number of	dollar value
			shares purchased as	of shares that may
			part of publicly	yet be purchased
	Total number of	Average price	announced plans or	under the plans or
Period*	shares purchased	paid per share	programs (1)	programs (1)
Month No. 1
(March 29, 2008 — April 25, 2008)
Repurchase programs (1)	None	n/a	None	$200,245,765
Employee transactions (2)	7,645	$48.88	n/a	n/a

Month No. 2
(April 26, 2008 — May 23, 2008)
Repurchase programs (1)	None	n/a	None	$200,245,765
Employee transactions (2)	6,461	$60.57	n/a	n/a

Month No. 3
(May 24, 2008 — June 27, 2008)
Repurchase programs (1)	437,982	$57.05	437,982	$175,259,371
Employee transactions (2)	57,240	$57.01	n/a	n/a

Total	509,328	$56.97	437,982	$175,259,371

*	Periods represent our fiscal months.

(1)	On April 27, 2007, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $600 million of our stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. This share repurchase program does not have a stated expiration date. The approximate dollar amount of our stock that may yet be purchased under this share repurchase program as of June 27, 2008 is $175,259,371 (as reflected in the table above). This share repurchase program has resulted, and is expected to continue to result, in repurchases in excess of offsetting the dilutive effect of shares issued under our share-based incentive plans. However, the level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors our Board of Directors may deem relevant. All shares repurchased during the quarter ended June 27, 2008 were repurchased in open-market transactions. As a matter of policy, we do not repurchase shares during the period beginning on the 15th day of the third month of a fiscal quarter and ending two days following the public release of earnings and financial results for such fiscal quarter.

(2)	Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised stock options, (b) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance shares or restricted shares which vested during the quarter, (c) performance or restricted shares returned to us upon retirement or employment termination of employees or (d) shares of our common stock purchased by the trustee of the Harris Corporation Master Rabbi Trust at our direction to fund obligations under our deferred compensation plans. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.

See Note 14: Stock Options and Share-Based Compensation in the Notes for a general description of our stock and equity incentive plans.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table summarizes our selected historical financial information for each of the last five fiscal years. All amounts presented have been restated on a continuing operations basis. The selected financial information shown below has been derived from our audited consolidated financial statements, which for data presented for fiscal years 2008 and 2007 are included elsewhere in this Annual Report on Form 10-K. This table should be read in conjunction with our other financial information, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes, included elsewhere in this Annual Report on Form 10-K.

	Fiscal Years Ended
	2008 (1)	2007 (2)	2006 (3)	2005 (4)	2004 (5)
	(In millions, except per share amounts)

Revenue from product sales and services	$5,311.0	$4,243.0	$3,474.8	$3,000.6	$2,518.6
Cost of product sales and services	3,681.7	2,871.1	2,385.8	2,181.6	1,888.3
Interest expense	55.7	41.1	36.5	24.0	24.5
Income from continuing operations before income taxes and minority interest	638.5	660.8	380.8	298.4	180.0
Income taxes	201.5	190.9	142.9	96.2	54.3
Minority interest in Harris Stratex Networks, net of tax	7.2	10.5	—	—	—
Income from continuing operations	444.2	480.4	237.9	202.2	125.7
Discontinued operations net of income taxes	—	—	—	—	7.1
Net income	444.2	480.4	237.9	202.2	132.8
Average shares outstanding (diluted)	136.5	141.1	141.6	141.3	140.3
Per share data (diluted):
Income from continuing operations	3.26	3.43	1.71	1.46	.92
Discontinued operations	—	—	—	—	.05
Net income	3.26	3.43	1.71	1.46	.97
Cash dividends	.60	.44	.32	.24	.20
Net working capital	1,051.7	258.0	721.0	725.2	994.9
Net property, plant and equipment	482.2	459.2	393.4	318.3	283.3
Long-term debt	831.8	408.9	699.5	401.4	401.4
Total assets	4,558.6	4,406.0	3,142.3	2,457.4	2,225.8
Shareholders’ equity	2,274.0	1,903.8	1,662.1	1,439.1	1,278.8
Book value per share	17.02	14.69	12.51	10.83	9.64

(1)	Results for fiscal 2008 include: a $47.1 million after-tax ($0.34 per diluted share) charge for schedule and cost overruns on commercial satellite reflector programs; a $6.2 million after-tax ($0.05 per diluted share) increase to income related to the renegotiation of pricing on an IT services contract in our Government Communications Systems segment; a $15.1 million after-tax and minority interest ($.11 per diluted share) charge for transaction and integration costs in our Harris Stratex Networks segment related to the combination with Stratex; and an $11.0 million ($0.08 per diluted share) favorable impact from the settlement of U.S. Federal income tax audits for fiscal years 2004 through 2006.

(2)	Results for fiscal 2007 include: a $143.1 million after-tax ($1.01 per diluted share) gain on the combination with Stratex offset by $22.9 million after-tax and minority interest ($.16 per diluted share) of transaction and integration costs in our Harris Stratex Networks segment; a $6.0 million after-tax ($.04 per diluted share) charge for cost-reduction actions and a $12.3 million after-tax ($.09 per diluted share) write-down of capitalized software associated with our decision to discontinue an automation software development effort in our Broadcast Communications segment; a $12.9 million after-tax ($.09 per diluted share) write-down of our investment in Terion, Inc. (“Terion”) due to an other-than-temporary impairment; and a $12.0 million after-tax ($.09 per diluted share) income tax benefit from the settlement of a tax audit.

(3)	Results for fiscal 2006 include: a $36.5 million after-tax ($.26 per diluted share) charge related to inventory write-downs and other charges associated with product discontinuances and the shutdown of manufacturing activities in our Harris Stratex Networks segment’s Montreal, Canada plant; a $10.2 million after-tax ($.07 per diluted share) charge related to a write-off of in-process research and development costs, lower margins being recognized subsequent to our acquisition due to a step up in inventory recorded as of the acquisition date and other costs associated with our acquisition of Leitch in our Broadcast Communications segment; a $20.0 million after-tax ($.14 per diluted share) charge associated with the consolidation of manufacturing locations and cost-reduction initiatives in our Broadcast Communications segment; a $4.6 million after-tax ($.03 per diluted share) write-down of our passive investments due to other-than-temporary impairments; a $4.1 million after-tax ($.03 per diluted share) gain from the settlement of intellectual property infringement lawsuits; and a $5.4 million after-tax ($.04 per diluted share) charge related to our arbitration with Bourdex Telecommunications Limited (“Bourdex”).

(4)	Results for fiscal 2005 include: a $7.0 million after-tax ($.05 per diluted share) charge related to a write-off of in-process research and development costs and impairment losses on capitalized software development costs associated with our acquisition of Encoda in our Broadcast Communications segment; a $6.4 million after-tax ($.05 per diluted share) write-down of our passive investments due to other-than-temporary impairments; a $5.7 million after-tax ($.04 per diluted share) gain related to our execution of a patent cross-licensing agreement; and a $3.5 million after-tax ($.02 per diluted share) income tax benefit from the settlement of a tax audit.

(5)	Results for fiscal 2004 include: an $8.1 million after-tax ($.06 per diluted share) charge related to cost-reduction actions taken in our Harris Stratex Networks and Broadcast Communications segments; a $5.8 million after-tax ($.04 per diluted share) loss and a $4.4 million after-tax ($.03 per diluted share) gain in two unrelated patent infringement cases; a $3.4 million after-tax ($.02 per diluted share) write-down of our interest in Teltronics, Inc.; a $3.0 million after-tax ($.02 per diluted share) gain from the reversal of a previously established reserve for the consolidation of our Broadcast Communications segment’s European operations; and a $3.3 million after-tax ($.02 per diluted share) income tax benefit from the settlement of a foreign tax audit.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of Harris. MD&A is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, our Consolidated Financial Statements and related Notes appearing elsewhere in this Annual Report on Form 10-K. Except for the historical information contained herein, the discussions in MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in MD&A under “Forward-Looking Statements and Factors that May Affect Future Results.”

The following is a list of the sections of MD&A, together with our perspective on the contents of these sections of MD&A, which we hope will make reading these pages more productive:

•	Business Considerations — a general description of our businesses; the value drivers of our businesses and our strategy for achieving value; fiscal 2008 key indicators; and industry-wide opportunities, challenges and risks that are relevant to us in the defense, government, broadcast communications and microwave communications markets.

•	Operations Review — an analysis of our consolidated results of operations and of the results in each of our four operating segments, to the extent the operating segment results are helpful to an understanding of our business as a whole, for the three years presented in our financial statements.

•	Liquidity, Capital Resources and Financial Strategies — an analysis of cash flows, common stock repurchases, dividend policy, capital structure and resources, contractual obligations, off-balance sheet arrangements, commercial commitments, financial risk management, impact of foreign exchange and impact of inflation.

•	Critical Accounting Policies and Estimates — a discussion of accounting policies and estimates that require the most judgment and a discussion of accounting pronouncements that have been issued but not yet implemented by us and their potential impact.

•	Forward-Looking Statements and Factors that May Affect Future Results — cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.

BUSINESS CONSIDERATIONS

General
We are an international communications and information technology company that applies a solutions approach to serving government and commercial markets in more than 150 countries. Our mission is to be the best-in-class global provider of mission critical assured communications® products, systems and services for global markets. Our company generates revenue, income and cash flows by developing, manufacturing and selling communications products and software as well as providing related services. We generally sell directly to our customers, the largest of which is the U.S. Government and its prime contractors. We also utilize agents and intermediaries to sell and market some products and services, especially in international markets.

As discussed further in Note 23: Business Segments in the Notes, effective for fiscal 2008 (which began June 30, 2007), our Defense Programs business (part of our Government Communications Systems segment for fiscal 2007) was combined with our RF Communications business, and the combined business is reported as our Defense Communications and Electronics segment for fiscal 2008. Our Broadcast Communications and Harris Stratex Networks segments did not change as a result of these adjustments to our organizational structure. The historical results, discussion and presentation of our business segments as set forth in this Annual Report on Form 10-K reflect the impact of these adjustments to our organizational structure for all periods presented in this Annual Report on Form 10-K.

We report our financial results for fiscal 2008 in the following four business segments:

•	Our Defense Communications and Electronics segment, which was comprised of our (i) RF Communications and (ii) Defense Programs businesses;
•	Our Government Communications Systems segment, which was comprised of our (i) Civil Programs, (ii) National Intelligence Programs and (iii) IT Services businesses;
•	Our Broadcast Communications segment, which was comprised of our (i) Infrastructure and Networking Solutions, (ii) Media and Workflow and (iii) Television and Radio Transmission Systems businesses; and
•	Our Harris Stratex Networks segment (formerly Microwave Communications), which was comprised of our (i) North America Microwave, (ii) International Microwave and (iii) Network Operations businesses.

As described in greater detail in “Item 1.  Business — Description of Business by Segment for Fiscal 2008 — Harris Stratex Networks,” in the third quarter of fiscal 2007, we combined our former Microwave Communications Division with Stratex, a publicly-traded provider of high-speed wireless transmission systems, to form a new company named Harris Stratex Networks, Inc. As of June 27, 2008, we owned approximately 56 percent of Harris Stratex Networks’ outstanding stock. Following the combination, our business segment formerly referred to as Microwave Communications is referred to as Harris Stratex Networks and reflects the results of the combined businesses for periods following the combination. Financial information with respect to all of our other activities, including corporate costs not allocated to the business segments, is reported as part of Headquarters Expense or Non-Operating Income (Loss).

On August 5, 2008, we announced that we would report our financial results for fiscal 2009 (which began June 28, 2008) in the following four business segments:

•	Our RF Communications segment;
•	Our Government Communications Systems segment, which will be comprised of our (i) Defense Programs, (ii) National Intelligence Programs, (iii) Civil Programs and (iv) IT Services businesses;
•	Our Broadcast Communications segment, which will be comprised of our (i) Infrastructure and Networking Solutions, (ii) Media and Workflow and (iii) Television and Radio Transmission Systems businesses; and
•	Our Harris Stratex Networks segment, which will be comprised of our (i) North America Microwave, (ii) International Microwave and (iii) Network Operations businesses.

Our segment reporting structure for fiscal 2009 reflects that our RF Communications business (part of our Defense Communications and Electronics segment for fiscal 2008) will be reported as its own separate segment for fiscal 2009, and that our Defense Programs business (the other part of our Defense Communications and Electronics segment for fiscal 2008) will be reported as part of our Government Communications Systems segment for fiscal 2009, together with that segment’s existing businesses (National Intelligence Programs, Civil Programs and IT Services). Our Broadcast Communications and Harris Stratex Networks segments will not change as a result of the adjustments to our segment reporting structure. These adjustments to our segment reporting take effect in fiscal 2009 and therefore do not affect the historical results, discussion or presentation of our business segments as set forth in this Annual Report on Form 10-K. We will begin to report our financial results consistent with this new segment reporting structure beginning with the first quarter of fiscal 2009 and we will conform our historical segment reporting accordingly.

Value Drivers of Our Businesses and Our Strategy for Achieving Value
We are committed to our mission statement, and we believe that executing our mission statement creates value. Consistent with this commitment to effective execution, we currently focus on these key value drivers:

•	Continuing profitable revenue growth in all segments by introducing new technology-based products, expanding addressable markets, developing new capabilities to attract new customers and new programs, and investing in international markets and channels;
•	Focusing on operating efficiencies and cost reductions by focusing on supply chain and operational excellence;
•	Leveraging various corporate initiatives across business segments;
•	Making strategic acquisitions to enhance and supplement our products and services portfolio and to gain access to new markets; and
•	Maintaining an efficient capital structure.

Continuing profitable revenue growth in all segments:  We plan to focus on continued profitable revenue growth by implementing the following strategies in each segment:

Defense Communications and Electronics:  Continue to leverage reputation and position as a leading provider of tactical radios offered by our RF Communications business in the areas of high-frequency (“HF”), multiband and cryptographic sub-systems; and expand market reach with new products such as the Falcon III JTRS-compliant multiband handheld, manpack and vehicular and secure personal radios as well as high-capacity line-of-site radios, COMSEC terminals, unmanned ground sensor products and international systems. Expand addressable markets such as avionics, electronics and data links; space and ground SATCOM systems, including antennas and space-hardened electronics; and defense communications and information networks. Leverage synergies across RF Communications and Defense Programs business units. Develop, promote and sell Defense Programs products and systems into certain global markets.

Government Communications Systems:  Expand capabilities based on strong national intelligence credentials core to national security and the Global War on Terror. Leverage core capabilities for expanded opportunities in civil markets. Utilize IT Services business scale to address the growing government and commercial service markets. Identify and implement growth initiatives in new markets.

Broadcast Communications:  Grow core business through aggressive new product introductions aimed at high-definition and digital-infrastructure build-outs, new channel additions, and expansion into new markets such as digital signage, government, news and sports. Focus on expanding profit and return on capital. Leverage interoperability initiative based on open industry standards by delivering high-value, highly reliable solutions. Drive a customer-centric culture, with strong strategic account management. Focus on geographic expansion in international growth markets. Leverage the Harris brand.

Harris Stratex Networks:  Continue to win opportunities with public telecommunications providers as well as Federal, state and other private network operators to meet increasing demand for capacity requirements and the demand for high-reliability, high-bandwidth networks that are more secure and better protected against natural and man-made disasters. Offer innovative new products and expand regional sales channels to capture greenfield network opportunities and penetrate major regional mobile telecom operators to participate in network opportunities. Offer a broad range of engineering and other professional services for network planning, systems architecture design and project management as a global competitive advantage. Expand our network operations offerings in microwave and non-microwave opportunities to create items that differentiate our total solutions offerings.

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

Making strategic acquisitions:  Another key value driver is effective capital allocation by making effective acquisitions and investments to build or complement the strengths in our base businesses. We believe acquisitions may also serve to balance and enhance our portfolio of businesses. No material acquisitions were completed in fiscal 2008. In the third quarter of fiscal 2007, we combined our Microwave Communications Division with Stratex to form Harris Stratex Networks, the largest independent provider of wireless transmission network solutions, of which we own 56 percent. In the fourth quarter of fiscal 2007, we acquired Multimax, a leading provider of information technology and network services for the U.S. Government, which is being operated as part of our Government Communications Systems segment. The acquisition of Multimax provided us greater scale, a broader customer base and new growth opportunities through key positions on GWACs. In recent years, we have also made several acquisitions in our Broadcast Communications segment including Encoda, Leitch, OSi, Aastra Digital Video and Zandar. These acquisitions helped us expand our product and service portfolio so we can offer end-to-end content delivery, transport and asset management solutions to our customers.

Maintaining an efficient capital structure:  Our capital structure is intended to optimize our cost of capital. We believe our strong capital position, access to key financial markets, ability to raise funds at a low effective cost and overall low cost of borrowing provide a competitive advantage. We had $373.1 million in cash, cash equivalents and short-term investments as of June 27, 2008 and had $550.3 million of cash flows provided by operating activities during fiscal 2008. Our cash is not restricted and can be used to invest in capital expenditures, make strategic acquisitions, repurchase our common stock or pay dividends to our shareholders. During fiscal 2008, we repurchased $225 million in shares of our common stock under a $600 million share repurchase program approved by our Board of Directors during fiscal 2007, for a total of $425 million in shares of our common stock repurchased under this program since it was approved. While this program does not have a stated expiration date, we expect to repurchase during fiscal 2009 the remaining $175 million in shares of our common stock authorized to be repurchased under this program. We currently expect that these repurchases will more than offset the dilutive effect of shares to be issued under our share-based incentive plans.

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

Fiscal 2008 Results of Operations Key Indicators:  Net income, net income per diluted share, revenue, gross margin, and net income as a percentage of revenue represent key measurements of our value drivers:

•	Net income decreased 7.5 percent from $480.4 million in fiscal 2007 (which included a $143.1 million after-tax gain on the combination with Stratex) to $444.2 million in fiscal 2008;
•	Net income per diluted share decreased 5.0 percent from $3.43 in fiscal 2007 (which included a $1.01 per diluted share after-tax gain on the combination with Stratex) to $3.26 in fiscal 2008;
•	Revenue increased 25.2 percent from $4.2 billion in fiscal 2007 to $5.3 billion in fiscal 2008;
•	Gross margin (revenue from product sales and services less cost of product sales and services) decreased from 32.3 percent of revenue in fiscal 2007 to 30.7 percent of revenue in fiscal 2008; and
•	Net income as a percentage of revenue decreased from 11.3 percent in fiscal 2007 to 8.4 percent in fiscal 2008.

Refer to MD&A heading “Operations Review” below in this Annual Report on Form 10-K for more information.

Liquidity and Capital Resources Key Indicators:  Net cash provided by operating activities, return on average assets and return on average equity also represent key measurements of our value drivers:

•	Net cash provided by operating activities increased from $438.6 million in fiscal 2007 to $550.3 million in fiscal 2008;
•	We expect to generate between $650 million and $700 million of net cash from operating activities in fiscal 2009;
•	Return on average assets (defined as net income divided by the two-point average of total assets at the beginning and ending of the fiscal year) decreased from 12.7 percent in fiscal 2007 to 9.9 percent in fiscal 2008. Return on average assets would have increased in fiscal 2008 when compared with fiscal 2007 absent the impact of the fiscal 2007 $143.1 million after-tax gain on the combination with Stratex; and
•	Return on average equity (defined as net income divided by the two-point average of shareholders’ equity at the beginning and ending of the fiscal year) decreased from 26.9 percent in fiscal 2007 to 21.3 percent in fiscal 2008. Return on average equity would have increased in fiscal 2008 when compared with fiscal 2007 absent the impact of the fiscal 2007 $143.1 million after-tax gain on the combination with Stratex.

Refer to MD&A heading “Liquidity, Capital Resources and Financial Strategies” below in this Annual Report on Form 10-K for more information.

Industry-Wide Opportunities, Challenges and Risks

Defense Markets:  The DoD’s budget proposal for the U.S. Government fiscal years 2009 to 2013 supports military readiness, with a continued focus on modernizing the country’s military infrastructure and addressing the evolving requirements of modern-day warfare. As a result, we expect the U.S. Government to remain committed to funding intelligence, information superiority, special operations and warfighter support. Requirements to upgrade and modernize tactical radio communications capabilities and provide more secure, interoperable and reliable communications should remain a funding priority. International defense forces continue to drive toward tactical communications upgrades and interoperability with the systems and equipment used by the U.S. Government.

The $515.4 billion DoD U.S. Government Fiscal Year (“GFY”) 2009 budget request is approximately 7 percent above GFY 2008 levels. This base budget excludes emergency supplemental funding, such as the $189 billion for

GFY 2008 ($87 billion of which has been appropriated) and $70 billion requested for GFY 2009, primarily to support the Global War on Terror.

The DoD Operations and Maintenance account (“O&M”), which contains the bulk of funding for training, logistics, services and other logistical support, is a major account of importance to the defense industry. The budget for GFY 2009 is approximately $179.8 billion, an increase of $15.6 billion, or 10% over GFY 2008 enacted levels.

While the DoD’s overall budget increase may be a positive indicator of growth for the defense industry, we believe that the level of growth and budget amounts allocated to DoD procurement accounts (“Procurement”), along with research, development, test and evaluation (“RDT&E”) components of the DoD budget, are a better indicator of DoD spending. These accounts are applicable to defense contractors because they generally represent the amounts that are expended for military hardware and technology.

While there is no assurance that the requested DoD budget increases will continue to be approved by Congress, the current outlook appears to be one of increased DoD spending, which we believe will continue to positively affect our future orders, sales, income and cash flows. Conversely, a decline in the DoD budget may have a negative effect on future orders, sales, income and cash flows of defense contractors, including us, depending on the weapons platforms and programs affected by such budget reductions.

International governments are also expected to continue to increase their defense spending on national security and combatting the Global War on Terror, which we believe will continue to positively affect our future orders, sales, income and cash flows.

Government Markets Other Than Defense:  A funding priority for the U.S. Government is the security of the U.S., which includes better communications interplay among law enforcement, civil government agencies, intelligence agencies and our military services. Funding for investments in secure tactical communications, information technology, information processing and additional communications assets and upgrades remains solid. Another priority of the U.S. Government is investments in productivity, cost reductions and outsourcing. As a result, programs that promote these initiatives are also expected to receive funding. We provide products and services to a number of U.S. Government agencies including the FAA, NRO, NGA, Census Bureau, Department of State, NSA, NOAA and others. Recent trends continue to indicate an increase in demand from these agencies to outsource their requirements for better, more efficient and less costly information technology and communications.

As a U.S. Government contractor, we are subject to U.S. Government oversight. The U.S. Government may investigate our business practices and audit our compliance with applicable rules and regulations. Depending on the results of those investigations and audits, the U.S. Government could make claims against us. Under U.S. Government procurement regulations and practices, an indictment or conviction of a government contractor could result in that contractor being fined and/or suspended from being able to bid on, or from being awarded, new U.S. Government contracts for a period of time. Similar government oversight exists in most other countries where we conduct business. We are currently not aware of any compliance audits or investigations that could result in a significant adverse impact to our financial condition, results of operations or cash flows.

While recent developments in the defense and government industry have had a positive impact on our Defense Communications and Electronics and Government Communications Systems segments, we remain subject to other risks associated with U.S. Government business, including technological uncertainties, dependence on annual appropriations and allotment of funds, extensive regulations and other risks, which are discussed under “Item 1A. Risk Factors” and under “Item 3. Legal Proceedings” in this Annual Report on Form 10-K.

Commercial Broadcast Communications and Wireless Transmission Markets:  Global economic growth rates continue at modest levels in the broadcast and wireless transmission markets.

Global trends and developments in the broadcast communications market include:

•	Transitioning from analog to digital media and HD content continues to reshape the broadcast and other media markets and drive demand;
•	Continuing consolidation in broadcast and other media operators is creating larger enterprises seeking suppliers with a broad portfolio of hardware and software solutions to support all aspects of their operations;
•	The Federal Communications Commission (“FCC”) mandating a DTV roll-out. Congressional legislation requires the return of all analog frequencies from the broadcasters by February 17, 2009. The returned analog spectrum will be available for auction by the FCC for new commercial uses, industry, media and mobile telecom services;

•	Domestic radio broadcasters taking steps to transition from analog to digital technology. There are approximately 14,000 radio stations in the United States and approximately 1,700 radio stations currently on-air with HD Radio; and
•	The worldwide transition to digital technologies, which is in various stages of implementation. Many international markets remain primarily analog replacement markets.

Global trends and developments in the wireless transmission market include:

•	Continuing build-out of wireless networks in emerging markets to meet rapid subscriber growth;
•	Increasing demand for wireless transmission products due to build-outs for third-generation (“3G”) services rapidly increasing the number of cell sites;
•	Increasing demand to support capacity needs for “triple-play” services;
•	Continuing fixed-line to mobile-line substitution;
•	Private networks and public telecommunications operators building high-reliability, high-bandwidth data networks that are more secure and better protected against natural and man-made disasters;
•	Continuing global mobile operator consolidation;
•	Continuing transition to IP-capable mobile networks; and
•	The evolution of fourth generation (“4G”) technologies.

Our management believes that our experience and capabilities are well aligned with, and that we are positioned to capitalize on, the market trends noted above in this Annual Report on Form 10-K. While we believe that these developments generally will have a positive impact on us, we remain subject to general economic conditions that could adversely affect our customers. We also remain subject to other risks associated with these markets, including technological uncertainties, changes in the FCC’s regulations, slow market adoption of digital radio and DTV or any of our new products and other risks which are discussed below under “Forward-Looking Statements and Factors that May Affect Future Results” and in “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

OPERATIONS REVIEW

Revenue and Net Income

			2008/2007		2007/2006
			Percent		Percent
			Increase/		Increase/
	2008	2007	(Decrease)	2006	(Decrease)
	(In millions, except per share amounts)

Revenue	$5,311.0	$4,243.0	25.2%	$3,474.8	22.1%
Net income	$444.2	$480.4	(7.5)%	$237.9	101.9%
% of revenue	8.4%	11.3%		6.8%
Net income per diluted common share	$3.26	$3.43	(5.0)%	$1.71	100.6%

Fiscal 2008 Compared With Fiscal 2007:  Our revenue for fiscal 2008 was $5,311.0 million, an increase of 25.2 percent compared with fiscal 2007. Net income for fiscal 2008 was $444.2 million, a decrease of 7.5 percent compared with fiscal 2007 net income of $480.4 million. Fiscal 2008 revenue increased as compared with fiscal 2007 in all four of our business segments. Fiscal 2008 revenue increased by 41.4 percent in our Harris Stratex Networks segment, 32.2 percent in our Government Communications Systems segment, primarily as a result of the June 2007 acquisition of Multimax, 18.9 percent in our Defense Communications and Electronics segment and 7.3 percent in our Broadcast Communications segment. While fiscal 2008 revenue increases benefited from the acquisitions of Multimax and Zandar and the combination with Stratex, we also had strong organic revenue growth in fiscal 2008 compared with fiscal 2007.

Fiscal 2008 net income decreased from fiscal 2007, primarily due to a $163.4 million gain ($143.1 million after-tax) recorded in fiscal 2007 in our Harris Stratex Networks segment as a result of the combination with Stratex. Integration and transaction-related costs associated with the Stratex combination were $46.0 million in fiscal 2007 and $38.7 million in fiscal 2008. Additionally, Harris Stratex Networks fiscal 2008 operating income was negatively impacted by non-cash accounting adjustments and higher operating costs including orders-based sales compensation expense, an increase in the allowance for doubtful accounts and outside consultant fees. Our Defense Communications and Electronics segment continued its strong operating income trends in fiscal 2008 with a 23.1 percent increase over fiscal 2007 operating income. Operating income in our Government Communications Systems segment increased 7.0 percent over fiscal 2007 operating income, primarily due to the acquisition of Multimax partially offset by $75.9 million of charges recorded in fiscal 2008 for schedule and cost overruns on several fixed-price commercial satellite reflector programs. Operating income in our Broadcast Communications segment improved significantly, from $11.9 million in fiscal 2007 to $33.8 million in fiscal 2008. Fiscal 2007 operating income in this segment was adversely impacted by $7.5 million of charges associated with cost-reduction actions and an $18.9 million write-down of capitalized software associated with management’s decision to discontinue an automation software development effort.

Net interest expense increased from $27.6 million in fiscal 2007 to $48.4 million in fiscal 2008, mainly due to increased borrowings related to the acquisition of Multimax in June 2007, as well as lower average cash balances and lower interest rates on invested cash. Fiscal 2008 non-operating income was $11.4 million, which included $9.8 million in gains related to the sale of marketable equity securities. Fiscal 2007 non-operating loss was $16.2 million, which included a $19.8 million write-down of our investment in Terion due to an other-than-temporary impairment.

In fiscal 2008 our effective tax rate (income taxes as a percentage of income before income taxes and minority interest) was 31.6 percent compared with an effective tax rate of 28.9 percent in fiscal 2007. In fiscal 2008, our effective tax rate was lower than the U.S. statutory rate because of an $11 million favorable impact from the settlement of U.S. Federal income tax audits for fiscal years 2004 through 2006. Additionally, in the third quarter of fiscal 2008, we began recording state income taxes in our Consolidated Statement of Income as engineering, selling and administrative expenses to the extent these taxes are reimbursed under government contracts, which totaled $9.9 million for fiscal 2008. Under U.S. Government regulations, these state income taxes are allowable in establishing prices for the products and services we sell to the U.S. Government. Prior to the third quarter of fiscal 2008, these state income taxes were recorded in our Consolidated Statement of Income as income taxes. The reimbursement of these state income taxes is recorded in our Consolidated Statement of Income as revenue for all periods presented. As a result of this change, we reduced total income tax expense by approximately $6.4 million in fiscal 2008. This change will also lower our effective tax rate in future quarters.

In fiscal 2007, our effective tax rate was lower than the U.S. statutory tax rate because of the tax-free nature of the combination with Stratex, and a $12 million favorable impact from the settlement concerning the tax audit for fiscal years 2001, 2002 and 2003. These favorable impacts to our effective tax rate were partially offset by transaction-related costs incurred in our Harris Stratex Networks segment and cost-reduction initiatives in our Broadcast Communications segment in foreign jurisdictions where we have significant net operating losses and where we were unable to realize a tax benefit associated with these charges.

See the “Discussion of Business Segments” discussion below in this MD&A for further information.

Fiscal 2007 Compared With Fiscal 2006:  Our revenue for fiscal 2007 was $4,243.0 million, an increase of 22.1 percent compared with fiscal 2006. Net income for fiscal 2007 was $480.4 million, an increase of 101.9 percent compared with fiscal 2006 net income of $237.9 million. Fiscal 2007 revenue increased as compared to fiscal 2006 in all four of our business segments and was led by the increase in our Harris Stratex Networks segment, which increased 45.7 percent, and our Defense Communications and Electronics segment, which increased 28.5 percent. Our Harris Stratex Networks segment’s fiscal 2007 revenue increase was primarily due to the impact of the combination of our former Microwave Communications segment with Stratex in the third quarter of fiscal 2007.

The fiscal 2007 increase in net income was led by a $166.5 million increase in operating income in our Harris Stratex Networks segment as a result of the combination with Stratex in fiscal 2007, including a $163.4 million gain ($143.1 million after-tax) as a result of the transaction, partially offset by $46.0 million of transaction-related and integration costs. Our Defense Communications and Electronics segment also had significant improvement in fiscal 2007 operating income with a 37.6 percent increase over fiscal 2006. Our Broadcast Communications segment operating income was adversely impacted by $7.5 million of costs associated with cost-reduction actions in fiscal 2007 and the impact of an $18.9 million write-down of capitalized software associated with management’s decision to discontinue an automation software development effort. Headquarters expense decreased in fiscal 2007 to $69.6 million compared with $75.4 million in fiscal 2006, primarily due to a $5.4 million charge related to our arbitration with Bourdex in fiscal 2006.

Net interest expense increased slightly from $24.7 million in fiscal 2006 to $27.6 million in fiscal 2007 mainly due to a full-year impact of our September 2005 issuance of $300 million aggregate principal amount of 5% Notes due 2015. Our non-operating loss in fiscal 2007 increased to $16.2 million in fiscal 2007, compared with $1.2 million in fiscal 2006, and included a $19.8 million write-down of our investment in Terion due to an other-than-temporary impairment. Our effective tax rate decreased from 37.5 percent in fiscal 2006 to 28.9 percent in fiscal 2007, primarily due to the tax-free nature of the combination with Stratex and a favorable settlement that was approved by the United States Joint Committee on Taxation and related matters between us and the Internal Revenue Service concerning the tax audit for fiscal years 2001, 2002 and 2003.

See the “Discussion of Business Segments” discussion below in this MD&A for further information.

Gross Margin

			2008/2007		2007/2006
			Percent		Percent
			Increase/		Increase/
	2008	2007	(Decrease)	2006	(Decrease)
			(In millions)

Revenue	$5,311.0	$4,243.0	25.2%	$3,474.8	22.1%
Cost of product sales and services	(3,681.7)	(2,871.1)	28.2%	(2,385.8)	20.3%
Gross margin	$1,629.3	$1,371.9	18.8%	$1,089.0	26.0%
% of revenue	30.7%	32.3%		31.3%

Fiscal 2008 Compared With Fiscal 2007:  Our gross margin (revenue less cost of product sales and services) as a percentage of revenue was 30.7 percent in fiscal 2008, compared with 32.3 percent in fiscal 2007. Our overall blended fiscal 2008 gross margin as a percentage of revenue was negatively impacted by a larger mix of sales coming from our lower-margin Government Communications Systems segment’s products and services in fiscal 2008 compared with fiscal 2007, primarily as a result of our acquisition of Multimax in the fourth quarter of fiscal 2007. Government Communications Systems gross margin as a percentage of revenue in fiscal 2008 was essentially flat compared with fiscal 2007, reflecting the positive impact from the acquisition of Multimax, offset by the negative impact from $75.9 million of charges for schedule and cost overruns on commercial satellite reflector programs. Gross margin in our Harris Stratex Networks segment was impacted in fiscal 2008 and fiscal 2007 by $16.9 million and $8.7 million, respectively, due to integration-related activities associated with the Stratex combination, including the impact of a step up in inventory and fixed assets recorded as of the combination date in both years and an $11 million inventory write-down in fiscal 2008 related to an accelerated technology transition to IP-based products and other integration-related costs. Harris Stratex Networks fiscal 2008 gross margin was also negatively impacted by approximately $12 million of accounting adjustments related to reconciling inventory work-in-process accounts within a cost accounting system at one location primarily due to project cost variances that were not recorded to cost of sales in a timely manner. See the “Discussion of Business Segments” discussion below in this MD&A for further information.

Fiscal 2007 Compared With Fiscal 2006:  Our gross margin (revenue less cost of product sales and services) as a percentage of revenue was 32.3 percent in fiscal 2007 compared with 31.3 percent in fiscal 2006. Gross margin as a percentage of revenue increased in fiscal 2007 as compared to fiscal 2006 in our Defense Communications and Electronics, Broadcast Communications and Harris Stratex Networks segments and decreased in our Government Communications Systems segment. Our overall blended fiscal 2007 gross margin as a percentage of revenue was positively impacted by a larger mix of sales coming from our higher-margin Defense Communications and Electronics segment’s products in fiscal 2007 compared with fiscal 2006 and the impact of the Leitch, Aastra Digital Video and OSi acquisitions in fiscal 2006 in our Broadcast Communications segment. Gross margin decreased in our Government Communications Systems segment as a result of schedule and cost overruns on a commercial satellite reflector program absorbed during fiscal 2007. Gross margin in our Harris Stratex Networks segment was adversely impacted in fiscal 2006 by $35.0 million of inventory write-downs and other charges associated with product discontinuances and the shut down of manufacturing activities in our Montreal, Canada plant. Gross margin in our Harris Stratex Networks segment was impacted in fiscal 2007 by $8.7 million of lower margins being recognized subsequent to our combination with Stratex due to a step up in inventory and fixed assets recorded as of the combination date. The gross margin in our Broadcast Communications segment was adversely impacted in fiscal 2006 by $11.3 million of inventory write-downs associated with cost-reduction actions, including the transfer of European manufacturing operations to the United States and outsourcing of other manufacturing activity and $2.7 million of lower margin being recognized subsequent to our acquisition of Leitch due to a step up in inventory recorded as of the acquisition date. See the “Discussion of Business Segments” discussion below in this MD&A for further information.

Engineering, Selling and Administrative Expenses

			2008/2007		2007/2006
			Percent		Percent
			Increase/		Increase/
	2008	2007	(Decrease)	2006	(Decrease)
			(In millions)

Engineering, selling and administrative expenses	$953.8	$830.7	14.8%	$682.3	21.7%
% of revenue	18.0%	19.6%		19.6%

Fiscal 2008 Compared With Fiscal 2007:  Our engineering, selling and administrative expenses increased from $830.7 million in fiscal 2007 to $953.8 million in fiscal 2008. As a percentage of revenue, these expenses decreased to 18.0 percent in fiscal 2008 from 19.6 percent in fiscal 2007. Our Defense Communications and Electronics segment engineering, selling and administrative expenses increased in fiscal 2008 primarily due to research and development costs associated with our Falcon III radio. Our Government Communications Systems segment engineering, selling and administrative expenses increased primarily due to the acquisition of Multimax in the fourth quarter of fiscal 2007 and the impact of recording state income taxes allocated to government contracts. Our Harris Stratex Networks segment engineering, selling and administrative expenses increased primarily due to the combination with Stratex in the third quarter of fiscal 2007 including transaction-related and integration costs of $21.8 million and $37.3 million, in fiscal 2008 and fiscal 2007, respectively. Engineering, selling and administrative expenses also increased in our Harris Stratex Networks segment in fiscal 2008 as a result of higher orders-based sales compensation expense, an increase in the allowance for doubtful accounts and outside consultant fees. Fiscal 2007 engineering, selling and administrative expenses in our Broadcast Communications segment reflected $26.4 million of costs incurred related to a write-down of capitalized software and cost-reduction actions. See the “Discussion of Business Segments” discussion below in this MD&A for further information.

Overall company-sponsored research and product development costs, which are included in engineering, selling and administrative expenses, were $275.0 million in fiscal 2008 compared with $234.6 million in fiscal 2007. The increase was primarily due to spending on the development of our Falcon III radio in our Defense Communications and Electronics segment and Eclipse products in our Harris Stratex Networks segment.

Fiscal 2007 Compared With Fiscal 2006:  Our engineering, selling and administrative expenses increased from $682.3 million in fiscal 2006 to $830.7 million in fiscal 2007. As a percentage of revenue, these expenses remained unchanged at 19.6 percent in fiscal 2007 and fiscal 2006. The increase in the amount of our engineering, selling and administrative expenses was primarily related to the following in fiscal 2007: increased research and development costs associated with our Falcon III radio development; our combination with Stratex, including $37.3 million of transaction-related and integration costs; and $26.4 million of costs incurred related to a write-down of capitalized software and cost-reduction actions taken in our Broadcast Communications segment. See the “Discussion of Business Segments” discussion below in this MD&A for further information.

Overall company-sponsored research and product development costs, which are included in engineering, selling and administrative expenses, were $234.6 million in fiscal 2007, compared with $197.8 million in fiscal 2006. The increase was primarily due to increased spending on the development of our Falcon III radio and the increased research and product development costs resulting from our acquisitions of Leitch in fiscal 2006 and Encoda in fiscal 2005.

Non-Operating Income (Loss)

			2008/2007			2007/2006
			Percent			Percent
			Increase/			Increase/
	2008	2007	(Decrease)		2006	(Decrease)
			(In millions)

Non-operating income (loss)	$11.4	$(16.2)		*	$(1.2)	1,250.0%

*	Not meaningful

Fiscal 2008 Compared With Fiscal 2007:  Our non-operating income was $11.4 million for fiscal 2008, compared with a non-operating loss of $16.2 million for fiscal 2007. Fiscal 2008 non-operating income primarily resulted from a $5.6 million gain related to mark-to-market adjustments on warrants we held to acquire shares of AuthenTec, Inc. (“AuthenTec”), which were classified as derivatives, and gains of $9.8 million on the sale of a portion of our investment in AuthenTec, which is classified as marketable equity securities available-for-sale. The fiscal 2007 non-operating loss includes a $19.8 million write-down of our investment in Terion. See Note 20: Non-Operating Income (Loss) in the Notes for further information.

Fiscal 2007 Compared With Fiscal 2006:  Our non-operating loss was $16.2 million for fiscal 2007, compared with a non-operating loss of $1.2 million for fiscal 2006. The fiscal 2007 non-operating loss includes a $19.8 million write-down of our investment in Terion. See Note 20: Non-Operating Income (Loss) in the Notes for further information.

Interest Income and Interest Expense

			2008/2007		2007/2006
			Percent		Percent
			Increase/		Increase/
	2008	2007	(Decrease)	2006	(Decrease)
			(In millions)

Interest income	$7.3	$13.5	(45.9)%	$11.8	14.4%
Interest expense	(55.7)	(41.1)	35.5%	(36.5)	12.6%

Fiscal 2008 Compared With Fiscal 2007:  Our interest income decreased from $13.5 million in fiscal 2007 to $7.3 million in fiscal 2008. Our interest expense increased from $41.1 million in fiscal 2007 to $55.7 million in fiscal 2008. The decrease in our interest income and increase in our interest expense in fiscal 2008 was primarily due to increased borrowings related to the acquisition of Multimax in June 2007, as well as lower average cash balances and lower interest rates on invested cash.

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

Income Taxes

			2008/2007		2007/2006
			Percent		Percent
			Increase/		Increase/
	2008	2007	(Decrease)	2006	(Decrease)
			(In millions)

Income before income taxes and minority interest	$638.5	$660.8	(3.4)%	$380.8	73.5%
Income taxes	201.5	190.9	5.6%	142.9	33.6%
% of income before income taxes and minority interest	31.6%	28.9%		37.5%

Fiscal 2008 Compared With Fiscal 2007:  Our effective tax rate (income taxes as a percentage of income before income taxes and minority interest) was 31.6 percent for fiscal 2008, compared with 28.9 percent in fiscal 2007. In fiscal 2008, our effective tax rate was lower than the U.S. statutory income tax rate because of an $11 million favorable impact from the settlement of U.S. Federal income tax audits for fiscal years 2004 through 2006. Additionally, in the third quarter of fiscal 2008, we began recording state income taxes in our Consolidated Statement of Income as engineering, selling and administrative expenses to the extent these taxes are reimbursed under government contracts, which totaled $9.9 million for fiscal 2008. Under U.S. Government regulations, these state income taxes are allowable in establishing prices for the products and services we sell to the U.S. Government. Prior to the third quarter of fiscal 2008, these state income taxes were recorded in our Consolidated Statement of Income as income taxes. The reimbursement of these state income taxes is recorded in our Consolidated Statement of Income as revenue. As a result of this change, we reduced total income tax expense by approximately $6.4 million in fiscal 2008. This change will also lower our effective tax rate in future years. In fiscal 2007, our effective tax rate was lower than the U.S. statutory income tax rate because of several items, including a $12 million favorable impact from the settlement between us and the Internal Revenue Service concerning the tax audit for fiscal years 2001, 2002 and 2003. The remaining decrease in the effective tax rate was primarily due to the tax-free nature of the combination with Stratex, which resulted in a $163.4 million pre-tax gain ($143.1 million after-tax), partially offset by transaction-related costs incurred in our Harris Stratex Networks segment and by cost-reduction initiatives in our Broadcast Communications segment in foreign jurisdictions where we have significant net operating losses and where we were unable to recognize a tax benefit associated with these charges due to uncertainty about their realization. See Note 22: Income Taxes in the Notes for further information.

Fiscal 2007 Compared With Fiscal 2006:  Our effective tax rate decreased from 37.5 percent in fiscal 2006 to 28.9 percent in fiscal 2007. Our effective tax rate for fiscal 2007 was lower than the U.S. statutory income tax rate because of several items. The United States Joint Committee on Taxation approved a favorable settlement between us and the Internal Revenue Service concerning the tax audit for fiscal years 2001, 2002 and 2003. The settlement, together with related matters, reduced tax expense in an aggregate amount of $12 million. The remaining decrease in the provision for income taxes was primarily due to the tax-free nature of the combination with Stratex in fiscal 2007, which resulted in a $163.4 million pre-tax gain ($143.1 million after-tax), partially offset by transaction-related costs incurred in our Harris Stratex Networks segment and by cost-reduction initiatives in our Broadcast Communications segment in foreign jurisdictions where we have significant net operating losses and where we were unable to recognize a tax benefit associated with these charges due to uncertainty about their realization. See Note 22: Income Taxes in the Notes for further information.

Discussion of Business Segments

As discussed further in Note 23: Business Segments in the Notes, effective for fiscal 2008 (which began June 30, 2007), our Defense Programs business unit (part of our Government Communications Systems segment for fiscal 2007) was combined with our RF Communications business, and the combined business is reported as our Defense Communications and Electronics segment for fiscal 2008. Our Broadcast Communications and Harris Stratex Networks segments did not change as a result of these adjustments to our organizational structure. The historical results, discussion and presentation of our business segments as set forth in this Annual Report on Form 10-K reflect the impact of these adjustments to our organizational structure for all periods presented in this Annual Report on Form 10-K.

Defense Communications and Electronics Segment

			2008/2007		2007/2006
			Percent		Percent
			Increase/		Increase/
	2008	2007	(Decrease)	2006	(Decrease)
			(In millions)

Revenue	$1,975.2	$1,660.8	18.9%	$1,292.8	28.5%
Segment operating income	599.8	487.1	23.1%	354.1	37.6%
% of revenue	30.4%	29.3%		27.4%

Fiscal 2008 Compared With Fiscal 2007:  Defense Communications and Electronics segment revenue increased 18.9 percent and operating income increased 23.1 percent from fiscal 2007 to fiscal 2008. Revenue growth was driven by a 27.8 percent increase in our RF Communications business primarily as a result of continuing strong market demand, and also, we believe, because of customer preference in both U.S. and international markets for Harris Falcon tactical radios. Worldwide demand for Harris software-defined tactical radios was driven by multiple factors, including modernization programs, force expansion, force restructuring, interoperability requirements and requirements for network-centric communications. Our customers’ priorities continue to evolve across the defense, homeland security, public safety and peacekeeping landscape. Their communications systems need to be versatile and adaptable in order to be effective in multiple operating environments and missions. We expect that demand will continue to increase for network-centric communications systems that can significantly improve situational awareness and force effectiveness through communications superiority. Harris Falcon radios embrace these changing mission priorities and we believe offer superior multimission performance.

In our Defense Programs business, revenue decreased 1.2 percent in fiscal 2008, compared with fiscal 2007. Fiscal 2007 benefited from higher levels of production on the F/A-18 and F-22 aircraft programs. Programs in fiscal 2008 in our Defense Programs business with higher revenue included the CDL Hawklink program for the U.S. Navy, the WIN-T program for the U.S. Army, the MIDS terminals program for the DoD and tactical SATCOM.

The fiscal 2008 operating income increase over fiscal 2007 in our Defense Communications and Electronics segment was primarily driven by higher sales volume from increased sales of our Falcon III handheld radio units. Engineering, selling and administrative expense as a percentage of revenue decreased from fiscal 2007 to fiscal 2008 in our Defense Communications and Electronics segment as our expenses increased at a lower rate than revenue. This segment continued, however, to increase its investment in research and development associated with our Falcon III product family.

Orders for fiscal 2008 were $2.2 billion for this segment compared with $1.8 billion for fiscal 2007. During fiscal 2008 this segment derived 86 percent of its revenue from the U.S. Government compared with 83 percent in fiscal 2007.

Fiscal 2007 Compared With Fiscal 2006:  Defense Communications and Electronics segment revenue increased 28.5 percent and operating income increased 37.6 percent from fiscal 2006 to fiscal 2007. Strong revenue growth came from both U.S. and international markets, fueled by ongoing tactical radio modernization programs, and also by the CDL Hawklink program for the U.S. Navy, the MIDS terminals program for the DoD, and aircraft avionics for the F-22A Raptor. Demand for our Falcon II and Falcon III tactical radios was driven by their advanced features and strong performance in the field. Significant programs in fiscal 2007 for our Defense Programs area included the F/A-18E/F Super Hornet and F-35 Joint Strike Fighter.

By the end of fiscal 2007, we delivered over 17,000 units of our next-generation Falcon III multiband handheld radio. The Falcon III handheld radio is the first widely-fielded tactical radio to receive certification from the JTRS JPEO and the NSA. Customers for the Falcon III handheld and vehicular radio systems include the U.S. Army, U.S. Navy and U.S. Air Force, as well as other U.S. Government agencies. The Falcon III has been well received by the market and is providing true multimode operational capabilities, including ground-to-ground, ground-to-air and long-range tactical satellite communications. The Falcon III multiband manpack radio, released in September 2007, is the first NSA-certified radio to provide wideband secure networking for data-intensive applications, such as video transmission in mobile battlefield conditions.

The fiscal 2007 operating income increase in our Defense Communications and Electronics segment was driven primarily by higher sales volume from increased sales of our Falcon III handheld radio units. As a percentage of sales, engineering, selling and administrative expense decreased from fiscal 2006 to 2007 in our Defense Communications and Electronics segment primarily due to the 28.5 percent increase in revenue. This segment continued, however, to invest in research and development costs associated with the development of our Falcon III product family. To continue to meet strong demand across all RF Communications product lines in this segment, in fiscal 2007 we significantly expanded our radio manufacturing capacity.

Orders for fiscal 2007 were $1.8 billion for this segment compared with $1.6 billion for fiscal 2006. This segment derived 83 percent of its revenue from the U.S. Government in fiscal 2007 and fiscal 2006.

Government Communications Systems Segment

			2008/2007		2007/2006
			Percent		Percent
			Increase/		Increase/
	2008	2007	(Decrease)	2006	(Decrease)
			(In millions)

Revenue	$1,999.8	$1,512.6	32.2%	$1,328.3	13.9%
Segment operating income	149.8	140.0	7.0%	141.4	(1.0)%
% of revenue	7.5%	9.3%		10.6%

Fiscal 2008 Compared With Fiscal 2007:  Government Communications Systems segment revenue increased 32.2 percent and operating income increased 7.0 percent from fiscal 2007 to fiscal 2008. Organic revenue, excluding the impact of the acquisition of Multimax, increased in fiscal 2008 compared with fiscal 2007, and was primarily driven by the ramping up of the FDCA program for the U.S. Census Bureau and from classified programs for our national intelligence customers. Significant contributions to increased revenue in fiscal 2008 came from the FDCA program, the Patriot technical services program for the NRO, our classified programs, the VSCS program for the FAA, and the NSOM, NMCI and NETCENTS programs in our IT Services business unit.

The increase in operating income in fiscal 2008 was primarily due to the acquisition of Multimax and approximately $10.0 million of income related to the renegotiation of pricing on an IT services contract, partially offset by $75.9 million of charges for schedule and cost overruns on several fixed-price commercial satellite reflector programs, encompassing ten commercial reflectors in various stages of development, assembly, test and delivery. Due to technical difficulties experienced on these reflector programs, which necessitated design changes and associated cost increases, we also fell behind schedule. To mitigate the impact of these schedule changes, we began performing these programs in parallel rather than in series. This further adversely impacted costs, as costs from rework activities associated with further design changes were multiplied through all the reflectors in the factory. Additionally, engineering, selling and administrative expenses in this segment increased in fiscal 2008 when compared with fiscal 2007, partly due to a gain recorded on the sale of our STAT network security product line in fiscal 2007.

Orders for fiscal 2008 were $2.0 billion for this segment compared with $1.5 billion for fiscal 2007. During fiscal 2008 this segment derived 96 percent of its revenue from the U.S. Government, including 15 percent from the FAA, compared with 93 percent in fiscal 2007, including 20 percent from the FAA.

Fiscal 2007 Compared With Fiscal 2006:  Government Communications Systems segment revenue increased 13.9 percent and operating income decreased 1.0 percent from fiscal 2006 to fiscal 2007. The increase in revenue primarily came from the FDCA program for the U.S. Census Bureau, the FTI program for the FAA, the Patriot technical services program for the NRO, several new programs from our national intelligence customers and the acquisition of Multimax on June 15, 2007. Significant programs in fiscal 2007 included FTI, Patriot, FDCA,

MCOM, MTAIP, OSSS, State 6 program for the U.S. Department of State Bureau of Consular Affairs and various classified programs.

Government Communications Systems segment operating income decreased slightly during fiscal 2007 when compared with fiscal 2006, primarily due to schedule and cost overruns on a satellite reflector program absorbed during fiscal 2007, which were partially offset by favorable program profit margin mix. Engineering, selling and administrative expenses in this segment decreased in fiscal 2007 when compared with fiscal 2006, primarily due to a gain recorded on the sale of our STAT network security product line in fiscal 2007.

During the fourth quarter of fiscal 2007, we completed our acquisition of Multimax, a leading provider of information technology and network services for the U.S. Government. With this acquisition, we nearly doubled our IT services revenue, added a number of new customers across the DoD and civilian agencies for our IT Services business unit, and gained positions on long-term U.S. Government IT services contracts. For further information related to the acquisition of Multimax, including the allocation of the purchase price and pro forma results as if the acquisition of Multimax had taken place as of the beginning of the periods presented, see Note 3: Business Combinations in the Notes.

Orders for fiscal 2007 were $1.5 billion for this segment. During fiscal 2007 this segment derived 93 percent of its revenue from the U.S. Government, including 20 percent from the FAA, compared with 93 percent in fiscal 2006, including 18 percent from the FAA.

Broadcast Communications Segment

			2008/2007		2007/2006
			Percent		Percent
			Increase/		Increase/
	2008	2007	(Decrease)	2006	(Decrease)
			(In millions)

Revenue	$643.1	$599.5	7.3%	$538.4	11.3%
Segment operating income	33.8	11.9	184.0%	22.8	(47.8)%
% of revenue	5.3%	2.0%		4.2%

Fiscal 2008 Compared With Fiscal 2007:  Broadcast Communications segment revenue increased 7.3 percent in fiscal 2008 from fiscal 2007, and operating income was $33.8 million in fiscal 2008, compared with $11.9 million is fiscal 2007. Revenue growth in fiscal 2008 as compared with fiscal 2007 was across all business areas in this segment. The Infrastructure and Networking Solutions businesses, including routers, graphics equipment and multiviewers had double-digit revenue growth in fiscal 2008, compared with fiscal 2007. Fiscal 2008 sales of traffic and billing software solutions also improved, particularly in international markets, compared with fiscal 2007. Sales of transmission systems grew in fiscal 2008, compared with fiscal 2007, as a result of strong shipments in the U.S. market for the over-the-air digital transmission build-out.

Increasingly, large media customers are selecting the Harris ONEtm approach for workflow solutions across the entire broadcast delivery chain, tying workflow and signal flow together to improve productivity and responsiveness. Recent examples include projects with Chunghwa Telecom in Taiwan; Brazilian broadcaster, TV Anhanguera; the Saudi Arabia Ministry of Culture and Information for Saudi Television; Kuwait Television; RTV, the national public broadcaster in Slovenia; HD suisse, the first HD television channel in Switzerland; Sezmi, a new U.S. entertainment services company; and SBS, an Australian broadcaster.

Fiscal 2008 operating income in this segment was adversely impacted by $2.0 million of costs associated with our acquisition of Zandar and a decrease in margins due to our transition to lead-free products. Fiscal 2007 operating income was adversely impacted by $7.5 million of costs associated with cost-reduction actions and an $18.9 million write-down of capitalized software associated with management’s decision to discontinue an automation software development effort.

Orders in our Broadcast Communications segment were $660 million in fiscal 2008, compared with $666 million in fiscal 2007.

Fiscal 2007 Compared With Fiscal 2006:  Broadcast Communications segment revenue increased 11.3 percent and operating income decreased 47.8 percent from fiscal 2006 to fiscal 2007. The increase in revenue was primarily attributable to the full-year benefit in fiscal 2007 of the acquisitions of Leitch and Aastra Digital Video made during fiscal 2006 and increased demand for our Infrastructure and Networking Solutions (formerly Video Infrastructure & Digital Media) products. Investments in analog-to-digital and HD systems are enabling content providers and broadcasters to create, manage and deliver additional channels and video streams to consumers. Radio Transmission systems revenue also increased as a result of further penetration of the new Harris Flexstartm exciter. Revenue was lower in fiscal 2007 compared with fiscal 2006 in U.S. DTV transmission and software solutions products. During the fourth quarter of fiscal 2007, we exited our radio resale distribution channel, which involved sales of non-Harris OEM radio products at low gross margins, sold primarily through a telemarketing group.

Operating income in fiscal 2007 was adversely impacted by an $18.9 million write-down of capitalized software and a $7.5 million charge related to cost-reduction actions. The write-down of capitalized software was a result of management’s decision to discontinue a software development effort. Operating income was also negatively impacted by the significant decline in U.S. DTV transmission and software solutions revenue, and by increased expenses associated with the investment and deployment of new software products including OSi Traffic, H-Class Total Content Delivery, and Invenio Digital Asset Management.

Orders in our Broadcast Communications segment increased 30.3 percent from $511 million in fiscal 2006 to $666 million in fiscal 2007.

Harris Stratex Networks Segment

			2008/2007		2007/2006
			Percent		Percent
			Increase/		Increase/
	2008	2007	(Decrease)	2006	(Decrease)
			(In millions)

Revenue	$718.4	$508.0	41.4%	$348.7	45.7%
Segment operating income (loss)	(28.5)	146.9	*	(19.6)	*
% of revenue	(4.0)%	28.9%		(5.6)%

*	Not meaningful

On January 26, 2007 we combined our former Microwave Communications Division with Stratex to create Harris Stratex Networks. We owned approximately 57 percent of the outstanding shares of Harris Stratex Networks at the time of the combination and approximately 56 percent as of June 27, 2008. Following the combination, our business segment formerly referred to as Microwave Communications is referred to as Harris Stratex Networks and includes the results of the combined business for periods following the combination. Accordingly, our fiscal 2008 financial results include a full year of Harris Stratex Networks (on a fully consolidated basis, with an elimination of the minority interest), compared with our fiscal 2007 financial results, which included five months of Harris Stratex Networks.

Fiscal 2008 Compared With Fiscal 2007:  Harris Stratex Networks segment revenue increased 41.4 percent from fiscal 2007 to fiscal 2008. We also had organic revenue growth in fiscal 2008, excluding the impact of the combination with Stratex, when compared with fiscal 2007. This segment had an operating loss of $28.5 million in fiscal 2008 compared with operating income of $146.9 million in fiscal 2007.

All three of the Harris Stratex Networks business units — North America Microwave, International Microwave and Network Operations — generated increased revenue in fiscal 2008, compared with fiscal 2007. Harris Stratex Networks continued to benefit in fiscal 2008 from the transition to IP-based products, the evolution to 4G technologies, and the wireless network infrastructure expansion in emerging regions. Demand for the Eclipse product line was particularly strong late in fiscal 2008.

The decrease in operating income in fiscal 2008 from fiscal 2007 was primarily due to the $163.4 million pre-tax gain recorded in fiscal 2007 on the combination with Stratex, which was partially offset by $46.0 million of related transaction and integration costs. Operating income in fiscal 2008 was adversely impacted by $38.7 million of transaction and integration costs associated with the Stratex combination, including a step up in fixed assets recorded as of the combination date, an $11 million inventory write-down related to an accelerated technology transition to IP-based products and other integration-related costs. Operating income was also negatively impacted by higher costs relating to orders-based sales compensation, an increase in the allowance for doubtful accounts and outside consulting fees as well as non-cash accounting adjustments. The majority of the accounting adjustments related to reconciling inventory work-in-process accounts within a cost accounting system at one location primarily due to project cost variances that were not recorded to cost of sales in a timely manner. In addition, the accounting adjustments included the correction of errors in balancing intercompany accounts that had resulted in an overstatement of accounts receivable.

Fiscal 2007 Compared With Fiscal 2006:  Harris Stratex Networks segment revenue increased 45.7 percent from fiscal 2006 to fiscal 2007. The segment also had organic revenue growth in fiscal 2007, excluding the impact of the combination with Stratex, when compared with fiscal 2006. This segment had operating income of $146.9 million in fiscal 2007 compared with an operating loss of $19.6 million in fiscal 2006.

North America Microwave revenue increased by $48 million, or 28 percent, from fiscal 2006 to fiscal 2007. Revenue for fiscal 2007 included $8 million of revenue related to the combination with Stratex. The remainder of the increase in North America Microwave was primarily due to increased demand for our products driven by mobile operators that are upgrading and expanding networks for high-bandwidth voice, data and video services and by private networks upgrading for increased reliability, survivability and interoperability. International Microwave revenue increased by $109 million, or 67 percent, from fiscal 2006 to fiscal 2007. Revenue in fiscal 2007 included $116 million of revenue related to the combination with Stratex. This increase in International Microwave revenue from the combination with Stratex was partially offset by lower revenue due to the timing of project awards.

We recorded a $163.4 million pre-tax gain on the transaction in fiscal 2007 that relates to the deemed sale for accounting purposes of 43 percent of the assets and liabilities of our former Microwave Communications business to the minority shareholders of Harris Stratex Networks. Additionally, we incurred $28.8 million of transaction-related costs such as the write-off of in-process research and development and the impact of a step up in inventory and fixed assets and $17.2 million of integration costs. For further information related to the combination with Stratex, including the allocation of the purchase price and pro forma results as if the combination with Stratex had taken place as of the beginning of the periods presented, see Note 3: Business Combinations and Note 4: Ownership in Harris Stratex Networks in the Notes.

These gains and charges were partially offset by income generated from the operations acquired from Stratex, and by the increased gross margin generated by the increased revenues from our North America microwave business.

Headquarters Expense and Corporate Eliminations

			2008/2007		2007/2006
			Percent		Percent
			Increase/		Increase/
	2008	2007	(Decrease)	2006	(Decrease)
			(In millions)

Headquarters expense	$74.0	$69.6	6.3%	$75.4	(7.7)%
Corporate eliminations	5.4	11.7	(53.8)%	16.6	(29.5)%

Fiscal 2008 Compared With Fiscal 2007:  Headquarters expense increased 6.3 percent from $69.6 million in fiscal 2007 to $74.0 million in fiscal 2008 primarily due to costs incurred related to IT systems upgrades. As a percentage of revenue, headquarters expense decreased from 1.6 percent in fiscal 2007 to 1.4 percent in fiscal 2008. Corporate eliminations decreased from $11.7 million in fiscal 2007 to $5.4 million in fiscal 2008 primarily due to less intersegment activity on our FTI program and with Harris Stratex Networks.

Fiscal 2007 Compared With Fiscal 2006:  Headquarters expense decreased 7.7 percent from $75.4 million in fiscal 2006 to $69.6 million in fiscal 2007. As a percentage of revenue, headquarters expense decreased from 2.2 percent in fiscal 2006 to 1.6 percent in fiscal 2007. The decrease in headquarters expense was primarily due to a $5.4 million charge recorded in fiscal 2006 associated with a decision we received in our arbitration with Bourdex. Corporate eliminations decreased from $16.6 million in fiscal 2006 to $11.7 million in fiscal 2007 primarily due to less intersegment activity on our FTI and Radiocommunicatii programs.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES

Cash Flows

	Fiscal Years Ended
	2008	2007	2006
	(In millions)

Net cash provided by operating activities	$550.3	$438.6	$334.2
Net cash used in investing activities	(134.6)	(382.9)	(768.6)
Net cash provided by (used in) financing activities	(413.4)	133.3	236.4
Effect of exchange rate changes on cash and cash equivalents	(0.6)	(2.0)	1.7

Net increase (decrease) in cash and cash equivalents	$1.7	$187.0	$(196.3)

Cash and cash equivalents:  Our cash and cash equivalents increased $1.7 million from $368.3 million at the end of fiscal 2007 to $370.0 million at the end of fiscal 2008. The increase was primarily due to $550.3 million of cash flow generated from operating activities, mostly offset by $225.0 million of common stock repurchases,

$146.2 million of cash paid for property, plant, and equipment and capitalized software, and $138.9 million of net cash used to reduce borrowings. We own approximately 56 percent of Harris Stratex Networks, which had a cash balance of $95.5 million included in our consolidated cash and cash equivalents balance of $370.0 million as of June 27, 2008. The $95.5 million balance is available only for Harris Stratex Networks’ general corporate purposes.

We currently believe that existing cash, funds generated from operations, sales of marketable equity securities, our credit facilities and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures and share repurchases under our current repurchase program for the next 12 months and the foreseeable future. We anticipate tax payments over the next three years to be approximately equal to our tax expense during the same period. We anticipate that our fiscal 2009 cash outlays may include strategic acquisitions. Other than those noted in the “Contractual Obligations” discussion below in this MD&A, capital expenditures, potential acquisitions and repurchases under our share repurchase program, no other significant cash outlays are anticipated in fiscal 2009 and thereafter.

There can be no assurance, however, that our business will continue to generate cash flow at current levels, or that anticipated operational improvements will be achieved. If we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations, we may be required to sell assets, reduce capital expenditures, reduce or terminate our share repurchase program, reduce or eliminate dividends, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make principal payments or pay interest on or refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense, government, broadcast communications and wireless transmission markets and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

Net cash provided by operating activities:  Our net cash provided by operating activities was $550.3 million in fiscal 2008 compared with $438.6 million in fiscal 2007. All of our segments had positive cash flow in fiscal 2008 and all four segments had improved cash flow in fiscal 2008 when compared with fiscal 2007. The improvement was led by our Defense Communications and Electronics segment, which primarily resulted from higher operating income. We expect cash flow provided by operating activities in fiscal 2009 to be between $650 million and $700 million.

Net cash used in investing activities:  Our net cash used in investing activities was $134.6 million in fiscal 2008 compared with $382.9 million in fiscal 2007. Net cash used in investing activities in fiscal 2008 was primarily due to $112.9 million of property, plant and equipment additions, $33.3 million of capitalized software additions and $19.4 million of cash paid for acquisitions. This was partially offset by the net proceeds from the sale of securities and short-term investments available-for-sale of $31.0 million. Net cash used in investing activities in fiscal 2007 was due to net $371.5 million cash paid for business acquisitions and combinations, $88.8 million for additions of property, plant and equipment and $40.3 million for additions of capitalized software offset by $117.7 million in net proceeds from the sale of short-term investments. Our total additions of capitalized software and property, plant and equipment in fiscal 2009 are expected to be in the $170 million to $180 million range.

Net cash provided by (used in) financing activities:  Our net cash used in financing activities in fiscal 2008 was $413.4 million compared with net cash provided by financing activities in fiscal 2007 of $133.3 million. Net cash used in financing activities in fiscal 2008 was primarily due to $225.0 million used for the repurchase of shares of common stock, net repayments of borrowings of $138.9 million and payment of $81.5 million of cash dividends, partially offset by proceeds from the exercise of employee stock options of $40.8 million. In fiscal 2008, we issued 1,367,588 shares of common stock to employees under the terms of our option and incentive plans.

The net cash provided by financing activities in fiscal 2007 was primarily from the issuance of $400.0 million in commercial paper issued in connection with the acquisition of Multimax and proceeds from the exercise of employee stock options of $35.7 million, partially offset by the payment of cash dividends totaling $58.2 million and the repurchase of shares of common stock of $246.9 million. In fiscal 2007, we issued 1,673,501 shares of common stock to employees under the terms of our option and incentive plans.

Common Stock Repurchases
During fiscal 2008, we used $225 million to repurchase 3,945,136 shares of our common stock at an average price per share of $57.02, including commissions. During fiscal 2007, we used $246.9 million to repurchase 4,959,499 shares of our common stock at an average price per share of $49.79, including commissions. During fiscal 2007, our Board of Directors approved a new share repurchase program authorizing the repurchase of up to $600 million in shares of our common stock. As of June 27, 2008, we have repurchased a total of approximately $425 million in shares of our common stock under this program since it was approved.

While this program does not have a stated expiration date, we expect to repurchase during fiscal 2009 the remaining approximately $175 million in shares of our common stock authorized to be repurchased under this program. We currently expect that these repurchases will more than offset the dilutive effect of shares to be issued under our share-based incentive plans. Share repurchases are expected to be funded with available cash. Repurchases under the program may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additional information regarding repurchases made during fiscal 2008 and our repurchase programs is set forth above in this Annual Report on Form 10-K under Part II, “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Dividend Policy
On August 23, 2008, our Board of Directors authorized a quarterly common stock dividend of $0.20 per share, for an annualized rate of $0.80 per share, which was our seventh consecutive annual increase in our quarterly dividend rate. Our annual common stock dividend was $0.60, $0.44, and $0.32 per share in fiscal 2008, 2007 and 2006, respectively. Additional information concerning our dividends is set forth above in this Annual Report on Form 10-K under Part II, “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

The Credit Agreement contains certain covenants, including covenants limiting: liens on our assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and the use of proceeds for hostile acquisitions. The Credit Agreement also prohibits our consolidated ratio of total indebtedness to total capital from being greater than 0.60 to 1.00 and prohibits our consolidated ratio of adjusted EBITDA to net interest expense from being less than 3.00 to 1.00 for any rolling four-quarter period. The Credit Agreement contains certain events of default, including: payment defaults; failure to perform or observe terms and covenants; material inaccuracy of representations or warranties; default under other indebtedness with a principal amount in excess of $50 million; the occurrence of one or more judgments or orders for the payment of money in excess of $50 million that remain unsatisfied; incurrence of certain ERISA liabilities in excess of $50 million; failure to pay debts as they come due, or our bankruptcy; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings, together with accrued interest and fees, to be immediately due and payable. All amounts borrowed or outstanding under the Credit Agreement are due and mature on March 31, 2010, unless the commitments are terminated earlier, either at our request or if certain events of default occur. At June 27, 2008, no borrowings were outstanding under the Credit Agreement.

On December 5, 2007, we completed the issuance of $400 million in aggregate principal amount of 5.95% Notes due December 1, 2017. Interest on the notes is payable on June 1 and December 1 of each year. We may redeem the notes at any time in whole or, from time to time, in part at the “make-whole” redemption price. The “make-whole” redemption price is equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus 30 basis points. In each case, we will pay accrued interest on the principal amount of the notes being redeemed to the redemption date. In addition, upon a change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the notes at a price equal to 101 percent of the aggregate principal amount of the notes repurchased, plus accrued interest on the notes repurchased to the date of repurchase. In conjunction with the issuance of the notes, we entered into treasury lock agreements to protect against fluctuations in the forecasted interest payments resulting from the issuance of ten-year, fixed-rate debt due to changes in the benchmark U.S. Treasury rate. In accordance with Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”), these agreements were determined to be highly effective in offsetting changes in forecasted interest payments as a result of changes in the benchmark U.S. Treasury rate. Upon termination of these agreements on December 6, 2007, we recorded a loss of $5.5 million, net of income tax, in shareholders’ equity as a component of accumulated other comprehensive income. This loss, along with $5.0 million in debt issuance costs, will be amortized over the life of the notes on a straight-line basis, which approximates the effective interest rate method, and reflected as a portion of interest expense in our Consolidated Statement of Income.

On September 20, 2005, we completed the issuance of $300 million in aggregate principal amount of 5% Notes due October 1, 2015. Interest on the notes is payable on April 1 and October 1 of each year. We may redeem the notes in whole, or in part, at any time at the “make-whole” redemption price. The “make-whole” redemption price is equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus 15 basis points. In each case, we will pay accrued interest on the principal amount of the notes being redeemed to the redemption date. We incurred $4.1 million in debt issuance costs and discounts related to the issuance of the notes, which are being amortized on a straight-line basis over a ten-year period and reflected as a portion of interest expense in our Consolidated Statement of Income.

In fiscal 2003, we issued $150 million in aggregate principal amount of 3.5% Convertible Debentures due August 2022. On July 12, 2007, we initiated the steps necessary to redeem the debentures on August 20, 2007. However, prior to the date set for redemption, all of the debentures were converted by the holders into shares of our common stock at a conversion rate of 44.2404 shares of common stock for each $1,000 principal amount of debentures, with the exception of debentures in the principal amount of $3,000. This resulted in the issuance by us of 6,594,146 shares of common stock during the first quarter of fiscal 2008 in respect of the debentures converted. On August 20, 2007, we redeemed the remaining debentures in the principal amount of $3,000. Accordingly, no debentures remained outstanding as of August 20, 2007. We incurred $4.8 million in debt issuance costs related to the issuance of the convertible debentures, which costs were amortized on a straight-line basis over a five-year period and reflected as a portion of interest expense in our Consolidated Statement of Income.

In February 1998, we completed the issuance of $150 million in aggregate principal amount of 6.35% Debentures due February 1, 2028. On December 5, 2007, we repurchased and retired $25.0 million in aggregate principal amount of the debentures. On February 1, 2008, we redeemed $99.2 million aggregate principal amount of the debentures pursuant to the procedures for redemption at the option of the holders of the debentures. We may redeem the remaining $25.8 million aggregate principal amount of the debentures in whole, or in part, at any time at a pre-determined redemption price.

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

Prior to the combination with Stratex, Stratex was a party to a credit facility with Silicon Valley Bank, and following the combination, Stratex (now named “Harris Stratex Networks Operating Corporation” and a wholly-owned subsidiary of Harris Stratex Networks), remained a party to the credit facility with Silicon Valley Bank (the “Harris Stratex Networks Credit Facility”). As discussed below, the Harris Stratex Networks Credit Facility (the “Terminated Facility”) was terminated and replaced after the end of our fiscal 2008. Harris and its subsidiaries (other than Harris Stratex Networks Operating Corporation) are not and were not parties to, obligated under or guarantors of the Terminated Facility. Indebtedness under the Terminated Facility is reflected as of June 27, 2008 in our Consolidated Balance Sheet as a result of the consolidation of Harris Stratex Networks. The Terminated Facility allowed for revolving credit borrowings of up to $50 million. As of June 27, 2008, the balance of the term loan portion of the Terminated Facility was $8.7 million (of which $5.0 million is recorded in the current portion of long-term debt) and there was $8.6 million in outstanding standby letters of credit. The Terminated Facility agreement contained a minimum tangible net worth covenant and a liquidity ratio covenant.

On June 30, 2008, after the end of our fiscal 2008, the Terminated Facility was terminated and replaced with a new revolving credit facility as of that date with a syndicate of lenders, including Silicon Valley Bank (the “New Harris Stratex Networks Credit Facility”). Harris and its subsidiaries (other than Harris Stratex Networks and certain of its subsidiaries) are not parties to, obligated under or guarantors of the New Harris Stratex Networks Credit Facility. The balance of the term loan portion of the Terminated Facility of $8.7 million was repaid in full with the proceeds of a $10 million borrowing under the New Harris Stratex Networks Credit Facility. The standby letters of credit outstanding under the Terminated Facility as of the termination date remain as an obligation to Silicon Valley Bank. The New Harris Stratex Networks Credit Facility provides for an initial committed amount of $70 million with an uncommitted accordion option for an additional $50 million available with the same or additional lenders. The New Harris Stratex Networks Credit Facility has an initial term of three years and provides for (1) demand borrowings (with no stated maturity date) at the greater of Bank of America’s prime rate and the federal funds rate plus 0.5 percent, (2) fixed-term Eurodollar loans for six months or more as agreed with the lenders at LIBOR plus a spread of between 1.25 percent to 2.00 percent based on the current leverage ratio of Harris Stratex Networks and its consolidated subsidiaries and (3) the issuance of standby or commercial letters of credit. The New Harris Stratex Networks Credit Facility contains a minimum liquidity ratio covenant and a maximum leverage ratio covenant and is unsecured.

We have uncommitted short-term lines of credit aggregating $2.7 million from various international banks, $2.4 million of which was available on June 27, 2008. These lines provide for borrowings at various interest rates, typically may be terminated upon notice, may be used on such terms as mutually agreed to by the banks and us, and are reviewed annually for renewal or modification. These lines do not require compensating balances. We also have a short-term commercial paper program in place, which we may utilize to satisfy short-term cash requirements and which is supported by our Credit Agreement. No amounts were outstanding under the commercial paper program at June 27, 2008.

Our debt is currently rated “BBB+” by Standard and Poor’s Rating Group and “Baa1” by Moody’s Investors Service, which was upgraded by Moody’s Investors Service during the second quarter of fiscal 2008 from “Baa2.” We expect to maintain operating ratios, fixed-charge coverage ratios and balance sheet ratios sufficient for retention of, or improvement to, these debt ratings. There are no assurances that our debt ratings will not be reduced in the future. If our debt ratings are lowered below “investment grade,” then we may not be able to issue short-term commercial paper, but may instead need to borrow under our credit facilities or pursue other options. We do not currently foresee losing our investment-grade debt ratings, but no assurances can be given. If our debt ratings were downgraded, however, it could adversely impact, among other things, our future borrowing costs and access to capital markets.

Contractual Obligations
At June 27, 2008, we had contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases. Payments due under these long-term obligations are as follows:

		Obligations Due by Fiscal Year
			2010	2012
			and	and	After
	Total	2009	2011	2013	2013
	(In millions)

Long-term debt	$837.5	$5.7	$5.2	$0.8	$825.8
Purchase obligations(1),(2),(3)	504.1	463.4	40.5	0.2	—
Operating lease commitments(4)	167.4	76.1	53.0	21.5	16.8
Interest on long-term debt	488.3	47.9	95.0	94.9	250.5

Total contractual cash obligations	$1,997.3	$593.1	$193.7	$117.4	$1,093.1

(1)	Amounts do not include pension contributions and payments for various welfare and benefit plans because such amounts have not been determined beyond fiscal 2008.

(2)	The purchase obligations of $504.1 million include $316.0 million of purchase obligations related to our Government Communications Systems segment and the Defense Programs business unit of our Defense Communications and Electronics segment, which are fully funded under contracts with the U.S. Government, and $107.9 million of these purchase obligations relate to cost-plus type contracts where our costs are fully reimbursable.

(3)	Amounts do not include unrecognized tax benefits of $72.2 million.

(4)	The amounts in the total and fiscal 2009 columns include $35.8 million for office equipment being leased from a third party related to the FDCA program.

Off-Balance Sheet Arrangements
In accordance with the definition under SEC rules, any of the following qualify as off-balance sheet arrangements:

•	Any obligation under certain guarantee contracts;
•	A retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;
•	Any obligation, including a contingent obligation, under certain derivative instruments; and
•	Any obligation, including a contingent obligation, under a material variable interest held by the registrant in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of June 27, 2008, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our results of operations, cash flows or financial condition. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, cash flows or financial condition.

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

Commercial Commitments
We have entered into commercial commitments in the normal course of business including surety bonds, standby letter of credit agreements and other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers or to obtain insurance policies with our insurance carriers. At June 27, 2008, we had commercial commitments on outstanding letters of credit, guarantees and other arrangements, as follows:

		Expiration of Commitments
		by Fiscal Year
					After
	Total	2009	2010	2011	2011
	(In millions)

Standby letters of credit used for:
Bids	$11.0	$11.0	$—	$—	$—
Down payments	24.5	11.9	12.5	—	0.1
Performance	39.0	21.6	10.7	5.3	1.4
Warranty	10.5	4.4	6.1	—	—

	85.0	48.9	29.3	5.3	1.5
Surety bonds used for:
Bids	1.0	1.0	—	—	—
Performance	47.1	45.2	1.9	—	—

	48.1	46.2	1.9	—	—
Guarantees (Debt and Performance)	—	—	—	—	—

Total commitments	$133.1	$95.1	$31.2	$5.3	$1.5

Financial Risk Management
In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.

Foreign Exchange and Currency:  We use foreign exchange contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers, and intercompany loans. We believe the use of foreign currency financial instruments should reduce the risks that arise from doing business in international markets. At June 27, 2008, we had open foreign exchange contracts with a notional amount of $127.8 million, of which $49.9 million were classified as cash flow hedges, $16.7 million were classified as fair value hedges and $61.2 million were not designated hedges under the provisions of Statement 133. This compares with total foreign exchange contracts with a notional amount of $107.2 million at June 29, 2007, of which $29.8 million were classified as cash flow hedges, $40.0 million were classified as fair value hedges and $37.4 million were not designated hedges under the provisions of Statement 133. At June 27, 2008, contract expiration dates ranged from less than one month to 22 months with a weighted average contract life of 2 months.

More specifically, the foreign exchange contracts classified as cash flow hedges are primarily being used to hedge currency exposures from cash flows anticipated in our Harris Stratex Networks segment related to customer orders denominated in non-functional currencies that are currently in backlog and in our Defense Communications and Electronics segment related to programs in the U.K., Canada and the Netherlands. We also have hedged U.S. dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of June 27, 2008, we estimated that a pre-tax loss of $1.7 million would be reclassified into net income from comprehensive income within the next 12 months related to these cash flow hedges.

The net gain included in our net income in fiscal 2008, 2007 and 2006 representing the amount of fair value and cash flow hedges’ ineffectiveness was not material. Amounts recognized in our net income in fiscal 2008, 2007 and 2006 related to the component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness were also not material. In addition, no amounts were recognized in our net income in fiscal 2008, 2007 and 2006 related to hedged firm commitments that no longer qualify as fair value hedges. All of these derivatives were recorded at their fair value on our Consolidated Balance Sheet in accordance with Statement 133.

Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for our foreign currency derivatives held at June 27, 2008 would have an impact of approximately $8.4 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.

Interest Rates:  As of June 27, 2008, we have short-term investments and long-term debt obligations subject to interest rate risk. The interest-rate risk associated with our short-term investments is not material as the maturities of these investments are less than one year. Because the interest rates on our long-term debt obligations are fixed, and because our long-term debt is not putable (redeemable by the holders of the debt prior to maturity), the interest rate risk associated with this debt on our results of operations is not material. We have a short-term variable-rate commercial paper program in place, which we may utilize to satisfy short-term cash requirements. The interest rate risk associated with our commercial paper is not material as these borrowings are only for short periods until refinanced by fixed-rate long-term debt or paid off using operating cash flows. We do not expect changes in interest rates to have a material effect on income or cash flows in fiscal 2009, although there can be no assurances that interest rates will not change significantly.

Impact of Foreign Exchange
Approximately 54 percent of our international business was transacted in local currency environments in fiscal 2008, compared with 36 percent in fiscal 2007. The impact of translating the assets and liabilities of these operations to U.S. dollars is included as a component of shareholders’ equity. At June 27, 2008, the cumulative translation adjustment increased shareholders’ equity by $46.5 million compared with an increase of $24.3 million at June 29, 2007. We utilize foreign currency hedging instruments to minimize the currency risk of international transactions. Gains and losses resulting from currency rate fluctuations did not have a material effect on our results in fiscal 2008, 2007 or 2006.

Impact of Inflation
To the extent feasible, we have consistently followed the practice of adjusting our prices to reflect the impact of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services. Inflation and changing prices did not materially adversely impact our gross margin, revenue or operating income in fiscal 2008, 2007 or 2006.

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

Revenue related to development and production contracts is recorded using the percentage-of-completion method generally measured by the costs incurred on each contract to date against estimated total contract costs at completion (“cost-to-cost”) with consideration given for risk of performance and estimated profit. The percentage-of-completion method of revenue recognition is primarily used in our Government Communications Systems and Defense Communications and Electronics segments. Amounts representing contract change orders, claims or other items that may change the scope of a contract are included in revenue only when they can be reliably estimated and realization is probable. Incentives or penalties and award fees applicable to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions, which increase earnings based solely on a single significant event, generally are not recognized until the event occurs. Contracts generally are not segmented. If contracts are segmented, they meet the segmenting criteria stated in SOP 81-1.

Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance. Recognition of profit on development and production fixed-price contracts requires estimates of: the contract value or total contract revenue, the total cost at completion and the measurement of progress toward completion. The estimated profit or loss on a contract is equal to the difference between the estimated contract value and the estimated total cost at completion. Due to the long-term nature of many of our programs, developing the estimated total cost at completion often requires significant judgment. Factors that must be considered in estimating the work to be completed include labor productivity and availability of labor, the nature and complexity of the work to be performed, availability and cost of materials, subcontractor performance, the impact of delayed performance, availability and timing of funding from the customer and the recoverability of claims outside the original contract included in any estimate to complete. We review cost performance and estimates to complete on our ongoing contracts at least quarterly and, in many cases, more frequently. If a change in estimated cost to complete a contract is determined to have an impact on contract earnings, we will record a positive or negative adjustment to estimated earnings when identified. Revenue and profits on a cost-reimbursable contract are recognized when allowable costs are incurred in an amount equal to the allowable costs plus the profit on those costs. These profits may be at a fixed or variable percentage of allowable costs, depending on the contract fee arrangement. Thus, cost-reimbursable contracts generally are not subject to the same estimation risks that affect fixed-price contracts. We have not made any material changes in the methodologies used to recognize revenue on development and production contracts or to estimate our costs related to development and production contracts in the past three fiscal years.

As of June 27, 2008, the amount of unbilled costs and accrued earnings on fixed-price contracts classified as Inventory on our Consolidated Balance Sheet was $256.5 million compared with $209.7 million as of June 29, 2007. These amounts include gross costs and accrued income, which is netted against billings and progress payments. A significant change in an estimate on one or more programs could have a material effect on our statement of financial position and results of operations. For example, a one percent variance in our estimate of accrued income booked as of June 27, 2008 on all open fixed-price contracts would impact our pre-tax income and our revenue from product sales and services by $11.0 million.

Provisions for Excess and Obsolete Inventory Losses
We value our inventory at the lower of cost or market. We balance the need to maintain prudent inventory levels to ensure competitive delivery performance with the risk of excess or obsolete inventory due to changing technology and customer requirements. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand, anticipated end of product life and production requirements. The review of excess and obsolete inventory applies to all of our business segments. Several factors may influence the sale and use of our inventories, including our decisions to exit a product line, technological change and new product development. These factors could result in a change in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if we determine that our inventory is overvalued, we would be required to recognize such costs in “Cost of product sales” in our Consolidated Statement of Income at the time of such determination. In the case of goods which have been written down below cost at the close of a fiscal year, such reduced amount is to be considered the cost for subsequent accounting purposes. We have not made any material changes in the reserve methodology used to establish our inventory loss reserves during the past three fiscal years.

As of June 27, 2008, our reserve for excess and obsolete inventory was $80.2 million, or 11.6 percent of our gross inventory balance, which compares with our reserve of $55.9 million, or 9.1 percent of our gross inventory balance as of June 29, 2007. We recorded $17.5 million, $26.6 million and $81.3 million in inventory write-downs that either reduced our reserve for excess and obsolete inventory or our pre-tax income during fiscal 2008, 2007 and 2006, respectively. In fiscal 2006, we had significant write-downs in inventory due to the discontinuance of legacy products in our Harris Stratex Networks segment and the relocation of European manufacturing activities in our Broadcast Communications segment. Although we make every reasonable effort to ensure the accuracy of our forecasts of future product demand, including the impact of planned future product launches, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

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

We estimate fair values of our reporting units based on projected cash flows, and sales and earnings multiples applied to the latest twelve months’ sales and earnings of our reporting units. Projected cash flows are based on our best estimate of future sales, operating costs and balance sheet metrics reflecting our view of the financial and market conditions of the underlying business; and the resulting cash flows are discounted using an appropriate discount rate which reflects the risk in the forecasted cash flows. The sales and earnings multiples applied to the sales and earnings of our reporting units are based on current multiples of sales and earnings for similar businesses, and based on sales and earnings multiples paid for recent acquisitions of similar businesses made in the marketplace.

Because our Harris Stratex Networks segment is a publicly traded company, in addition to the models described above, we consider its average stock price multiplied by its outstanding shares in the estimation of its fair value. We then assess whether any implied control premium, based on a comparison of fair value based purely on stock price and outstanding shares with fair value determined by using all of the above-described models, is reasonable. We have not made any material changes in the methodology used in the assessment of whether or not goodwill is impaired during the past three fiscal years.

We completed impairment tests as of March 28, 2008, with no adjustment required to the carrying value of goodwill. Goodwill on our Consolidated Balance Sheet as of June 27, 2008 and June 29, 2007 was $1,547.3 million and $1,525.2 million, respectively. Although we make every reasonable effort to ensure the accuracy of our estimate of the fair value of our reporting units, future changes in the assumptions used to make these estimates could result in the recording of an impairment loss. A 10 percent decrease in our estimate of the fair value of each of our segments would lead to further tests for impairment as described above only for our Broadcast Communications and Harris Stratex Networks segments.

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

Our Consolidated Balance Sheet as of June 27, 2008 includes a current deferred tax asset of $117.2 million and a non-current deferred tax liability of $29.8 million. This compares with a current deferred tax asset of $94.3 million and a non-current deferred tax liability of $61.8 million as of June 29, 2007. For all jurisdictions for which we have net deferred tax assets, we expect that our existing levels of pre-tax earnings are sufficient to generate the amount of future taxable income needed to realize these tax assets. Our valuation allowance related to deferred income taxes, which is reflected in our Consolidated Balance Sheet, was $200.5 million as of June 27, 2008 and $167.9 million as of June 29, 2007. Although we make every reasonable effort to ensure the accuracy of our deferred tax assets, if we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, or if the potential impact of tax planning strategies changes, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

Stock Options and Share-Based Compensation
Effective July 2, 2005, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“Statement 123R”), which requires the measurement and recognition of compensation expense for all stock-based payments made to our employees and directors, including employee stock option, performance share, performance unit, restricted stock and restricted unit awards based on estimated fair value. We previously applied the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations and provided the required pro forma disclosures under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”). The compensation expense for these awards was recognized using a straight-line amortization method. Our net income for fiscal 2008 includes a stock-based compensation expense of $38.2 million compared with fiscal 2007 stock-based compensation expense of $28.7 million. As of June 27, 2008, the total unrecorded stock-based compensation balance for unvested shares, net of expected forfeitures, was $52.2 million, which is expected to be amortized over a weighted-average period of 1.5 years.

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

A change in any of these assumptions could materially affect the estimated fair value of any given grant and cause our results to be materially different. For example, a one-year increase in the estimated term of our stock options granted during fiscal 2008 would have increased our compensation expense by $0.6 million in fiscal 2008 and a 400 basis-point increase in the assumed volatility rate of our stock options granted during fiscal 2008 would have increased our compensation expense by $0.5 million in fiscal 2008. See Note 14: Stock Options and Share-Based Compensation in the Notes for further information related to stock options and share-based compensation.

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

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

The following are some of the factors we believe could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here also could adversely affect us. See “Item 1A. Risk Factors” above in this Annual Report on Form 10-K for more information regarding factors that might cause our results to differ materially from those expressed or implied by the forward-looking statements contained in this Annual Report on Form 10-K.

•	We participate in markets that are often subject to uncertain economic conditions, which makes it difficult to estimate growth in our markets and, as a result, future income and expenditures.
•	We depend on the U.S. Government for a significant portion of our revenue, and the loss of this relationship or a shift in U.S. Government funding could have adverse consequences on our future business.
•	We depend significantly on our U.S. Government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited. The termination or failure to fund one or more of these contracts could have an adverse impact on our business.
•	We enter into fixed-price contracts that could subject us to losses in the event of cost overruns or a significant increase in inflation.
•	We derive a substantial portion of our revenue from international operations and are subject to the risks of doing business internationally, including fluctuations in currency exchange rates.
•	We may not be successful in obtaining the necessary export licenses to conduct certain operations abroad, and Congress may prevent proposed sales to certain foreign governments.
•	Our future success will depend on our ability to develop new products and technologies that achieve market acceptance in our current and future markets.
•	We cannot predict the consequences of future geo-political events, but they may affect adversely the markets in which we operate, our ability to insure against risks, our operations or our profitability.
•	We have made, and may continue to make, strategic acquisitions that involve significant risks and uncertainties.
•	The inability of our subcontractors to perform, or our key suppliers to timely deliver our components or parts, could cause our products to be produced in an untimely or unsatisfactory manner.

•	Third parties have claimed in the past and may claim in the future that we are infringing directly or indirectly upon their intellectual property rights, and third parties may infringe upon our intellectual property rights.
•	The outcome of litigation or arbitration in which we are involved is unpredictable and an adverse decision in any such matter could have a material adverse affect on our financial position and results of operations.
•	We are subject to customer credit risk.
•	We face significant risk exposures and potential liabilities that may not be covered adequately by insurance or indemnity.
•	Changes in our effective tax rate may have an adverse effect on our results of operations.
•	Our consolidated financial results may be impacted by Harris Stratex Networks’ financial results, which may vary significantly and be difficult to forecast.
•	We have significant operations in Florida, California and other locations that could be materially and adversely impacted in the event of a natural disaster or other significant disruption.
•	Changes in future business conditions could cause business investments and/or recorded goodwill to become impaired, resulting in substantial losses and write-downs that would reduce our results of operations.
•	In order to be successful, we must attract and retain key employees, and failure to do so could seriously harm us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks. For a discussion of such policies and procedures and the related risks, see “Financial Risk Management” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, which is incorporated by reference into this Item 7A.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

The management of Harris Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance, based on an appropriate cost-benefit analysis, regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 27, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of June 27, 2008.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 60 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Harris Corporation

We have audited the accompanying consolidated balance sheets of Harris Corporation and subsidiaries as of June 27, 2008 and June 29, 2007, and the related consolidated statements of income, cash flows, and comprehensive income and shareholders’ equity, for each of the three years in the period ended June 27, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harris Corporation and subsidiaries at June 27, 2008 and June 29, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 27, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harris Corporation’s internal control over financial reporting as of June 27, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 22, 2008 expressed an unqualified opinion thereon.

/s/     Ernst & Young LLP
Certified Public Accountants

Jacksonville, Florida
August 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Harris Corporation

We have audited Harris Corporation’s internal control over financial reporting as of June 27, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Harris Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Harris Corporation maintained, in all material respects, effective internal control over financial reporting as of June 27, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harris Corporation and subsidiaries as of June 27, 2008 and June 29, 2007, and the related consolidated statements of income, cash flows, and comprehensive income and shareholders’ equity, for each of the three years in the period ended June 27, 2008 of Harris Corporation and subsidiaries and our report dated August 22, 2008 expressed an unqualified opinion thereon.

/s/     Ernst & Young LLP
Certified Public Accountants

Jacksonville, Florida
August 22, 2008

CONSOLIDATED STATEMENT OF INCOME

	Fiscal Years Ended
	2008	2007	2006
	(In millions, except per share amounts)

Revenue from product sales and services
Revenue from product sales	$4,151.2	$3,345.8	$2,739.3
Revenue from services	1,159.8	897.2	735.5

	5,311.0	4,243.0	3,474.8
Cost of product sales and services
Cost of product sales	(2,727.3)	(2,113.3)	(1,757.6)
Cost of services	(954.4)	(757.8)	(628.2)

	(3,681.7)	(2,871.1)	(2,385.8)
Engineering, selling and administrative expenses	(953.8)	(830.7)	(682.3)
Gain on combination with Stratex Networks, Inc.	—	163.4	—
Non-operating income (loss)	11.4	(16.2)	(1.2)
Interest income	7.3	13.5	11.8
Interest expense	(55.7)	(41.1)	(36.5)

Income before income taxes and minority interest	638.5	660.8	380.8
Income taxes	(201.5)	(190.9)	(142.9)
Minority interest in Harris Stratex Networks, Inc., net of tax	7.2	10.5	—

Net income	$444.2	$480.4	$237.9

Net income per common share
Basic	$3.32	$3.63	$1.79
Diluted	$3.26	$3.43	$1.71

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

	June 27,	June 29,
	2008	2007
	(In millions)

Assets
Current Assets
Cash and cash equivalents	$370.0	$368.3
Short-term investments	3.1	20.4
Marketable equity securities	19.3	40.5
Receivables	859.0	748.5
Inventories	610.4	556.8
Deferred income taxes	117.2	94.3
Other current assets	67.7	67.3

Total current assets	2,046.7	1,896.1
Non-current Assets
Property, plant and equipment	482.2	459.2
Goodwill	1,547.3	1,525.2
Identifiable intangible assets	367.0	417.9
Other non-current assets	115.4	107.6

Total non-current assets	2,511.9	2,509.9

	$4,558.6	$4,406.0

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$8.5	$410.0
Accounts payable	390.8	350.0
Compensation and benefits	181.6	188.1
Other accrued items	239.1	187.5
Advance payments and unearned income	146.4	128.5
Income taxes payable	22.9	64.2
Current portion of long-term debt	5.7	309.8

Total current liabilities	995.0	1,638.1
Non-current Liabilities
Non-current deferred income taxes	29.8	61.8
Long-term debt	831.8	408.9
Other long-term liabilities	97.7	66.5

Total non-current liabilities	959.3	537.2
Minority interest in Harris Stratex Networks, Inc.	330.3	326.9
Shareholders’ Equity
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 250,000,000 shares authorized; issued and outstanding 133,594,320 shares at June 27, 2008 and 129,577,704 shares at June 29, 2007	133.6	129.6
Other capital	453.6	283.1
Retained earnings	1,660.8	1,472.5
Accumulated other comprehensive income	26.0	18.6

Total shareholders’ equity	2,274.0	1,903.8

	$4,558.6	$4,406.0

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Years Ended
	2008	2007	2006
	(In millions)

Operating Activities
Net income	$444.2	$480.4	$237.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	172.2	135.2	94.8
Purchased in-process research and development write-off	1.4	15.3	3.6
Share-based compensation	38.2	28.7	18.6
Non-current deferred income tax	(4.7)	(16.3)	(1.8)
Gain on AuthenTec, Inc. warrants	(5.6)	—	—
Gain on the sale of securities available-for-sale	(9.8)	—	—
Gain on the combination with Stratex Networks, Inc.	—	(163.4)	—
Minority interest in Harris Stratex Networks, Inc., net of tax	(7.2)	(10.5)	—
(Increase) decrease in:
Accounts and notes receivable	(105.7)	(91.9)	(34.9)
Inventories	(51.3)	(46.0)	(81.0)
Increase (decrease) in:
Accounts payable and accrued expenses	65.3	91.0	85.5
Advance payments and unearned income	17.9	(1.2)	(9.9)
Income taxes	(6.6)	12.5	47.1
Other	2.0	4.8	(25.7)

Net cash provided by operating activities	550.3	438.6	334.2

Investing Activities
Cash paid for acquired businesses	(19.4)	(404.6)	(509.6)
Cash received in the combination with Stratex Networks, Inc.	—	33.1	—
Additions of property, plant and equipment	(112.9)	(88.8)	(101.8)
Additions of capitalized software	(33.3)	(40.3)	(44.6)
Cash paid for short-term investments available-for-sale	(9.3)	(356.0)	(335.8)
Proceeds from the sale of short-term investments available-for-sale	26.6	473.7	223.2
Proceeds from the sale of securities available-for-sale	13.7	—	—

Net cash used in investing activities	(134.6)	(382.9)	(768.6)

Financing Activities
Proceeds from borrowings	460.5	442.0	345.3
Repayment of borrowings	(599.4)	(39.3)	(55.1)
Payment of treasury lock	(8.8)	—	—
Proceeds from exercise of employee stock options	40.8	35.7	33.8
Repurchases of common stock	(225.0)	(246.9)	(44.9)
Cash dividends	(81.5)	(58.2)	(42.7)

Net cash provided by (used in) financing activities	(413.4)	133.3	236.4

Effect of exchange rate changes on cash and cash equivalents	(0.6)	(2.0)	1.7

Net increase (decrease) in cash and cash equivalents	1.7	187.0	(196.3)
Cash and cash equivalents, beginning of year	368.3	181.3	377.6

Cash and cash equivalents, end of year	$370.0	$368.3	$181.3

Supplemental disclosure of non-cash investing and financing activities:
Formation and combination of Harris Stratex Networks, Inc.:
Contribution of 43% of Harris Microwave Communications Division assets and liabilities to the former shareholders of Stratex Networks, Inc.	$—	$(117.9)	$—

57% of the fair value of Stratex Networks, Inc. received by Harris Corporation	$—	$281.3	$—

Common stock issued in exchange for 3.5% convertible debentures, due fiscal 2023	$163.5	$—	$—

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME AND SHAREHOLDERS’ EQUITY

					Accumulated
					Other
	Common	Other	Retained	Unearned	Comprehensive
	Stock	Capital	Earnings	Comp.	Income (Loss)	Total
		(In millions, except share and per share amounts)

Balance at July 1, 2005	$132.9	$219.1	$1,093.7	$(3.3)	$(3.3)	$1,439.1
Net income	—	—	237.9	—	—	237.9
Foreign currency translation	—	—	—	—	15.1	15.1
Net unrealized gain on hedging derivatives, net of income taxes of $(0.3)	—	—	—	—	0.4	0.4
Net unrealized loss on securities, net of income taxes of $0.3	—	—	—	—	(0.5)	(0.5)

Comprehensive income						252.9
Shares issued under stock incentive plans (1,583,188 shares)	1.6	36.2	—	—	—	37.8
Share-based compensation expense	—	18.6	—	—	—	18.6
Statement 123R transition impact on performance shares (765,222 shares)	(0.7)	(2.6)	—	3.3	—	—
Debt converted to shares of common stock (20,350 shares)	—	0.5	—	—	—	0.5
Award of shares granted under stock incentive plans (114,338 shares)	0.1	0.7	—	—	—	0.8
Repurchases and retirement of common stock (1,050,000 shares)	(1.1)	(7.7)	(36.1)	—	—	(44.9)
Cash dividends ($0.32 per share)	—	—	(42.7)	—	—	(42.7)

Balance at June 30, 2006	132.8	264.8	1,252.8	—	11.7	1,662.1
Net income	—	—	480.4	—	—	480.4
Foreign currency translation	—	—	—	—	12.5	12.5
Net unrealized gain on hedging derivatives, net of income taxes of $(0.0)	—	—	—	—	0.1	0.1
Net unrealized gain on securities, net of income taxes of $(9.9)	—	—	—	—	16.7	16.7

Comprehensive income						509.7
Adjustment for initial implementation of Statement 158, net of income taxes of $10.8	—	—	—	—	(22.4)	(22.4)
Shares issued under stock incentive plans (1,465,513 shares)	1.5	37.1	—	—	—	38.6
Share-based compensation expense	—	24.6	—	—	—	24.6
Debt converted to shares of common stock (20,968 shares)	—	0.5	—	—	—	0.5
Award of shares granted under stock incentive plans (207,988 shares)	0.2	(4.4)	—	—	—	(4.2)
Repurchases and retirement of common stock (4,959,499 shares)	(4.9)	(39.5)	(202.5)	—	—	(246.9)
Cash dividends ($0.44 per share)	—	—	(58.2)	—	—	(58.2)

Balance at June 29, 2007	129.6	283.1	1,472.5	—	18.6	1,903.8
Net income	—	—	444.2	—	—	444.2
Foreign currency translation	—	—	—	—	22.2	22.2
Net unrealized loss on hedging derivatives, net of income taxes of $0.7	—	—	—	—	(1.1)	(1.1)
Net unrealized loss on securities, net of income taxes of $7.3	—	—	—	—	(11.9)	(11.9)
Unamortized loss on treasury lock, net of income taxes of $3.2	—	—	—	—	(5.2)	(5.2)
Recognition of pension actuarial losses in net income, net of income taxes of $(1.6)	—	—	—	—	3.4	3.4

Comprehensive income						451.6
Shares issued under stock incentive plans (1,095,547 shares)	1.1	33.5	—	—	—	34.6
Share-based compensation expense	—	31.8	—	—	—	31.8
Debt converted to shares of common stock (6,594,164 shares)	6.6	156.9	—	—	—	163.5
Award of shares granted under stock incentive plans (272,041 shares)	0.3	(5.2)	—	—	—	(4.9)
Repurchases and retirement of common stock (3,945,136 shares)	(4.0)	(46.5)	(174.5)	—	—	(225.0)
Adjustment for initial implementation of FIN 48	—	—	0.1	—	—	0.1
Cash dividends ($0.60 per share)	—	—	(81.5)	—	—	(81.5)

Balance at June 27, 2008	$133.6	$453.6	$1,660.8	$—	$26.0	$2,274.0

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The consolidated financial statements include the accounts of Harris Corporation and its consolidated subsidiaries. As used in these Notes to Consolidated Financial Statements, the terms “Harris,” “we,” “our” and “us” refer to Harris Corporation and its consolidated subsidiaries. Significant intercompany transactions and accounts have been eliminated.

The accompanying consolidated financial statements include 100 percent of the assets and liabilities of our majority-owned subsidiary, Harris Stratex Networks, Inc. (“Harris Stratex Networks”), and the 44 percent ownership interest of the minority stockholders of Harris Stratex Networks is recorded in “Minority interest in Harris Stratex Networks, Inc.” in the Consolidated Balance Sheet. Significant intercompany transactions and accounts have been eliminated. References to Harris Stratex Networks include its consolidated subsidiaries.

Use of Estimates — The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and require management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates are based on experience and other information available prior to issuance of the consolidated financial statements. Materially different results can occur as circumstances change and additional information becomes known.

Fiscal Year — Our fiscal year ends on the Friday nearest June 30. Fiscal years 2008, 2007 and 2006 all include 52 weeks.

Cash and Cash Equivalents — Cash equivalents are temporary cash investments with a maturity of three or fewer months when purchased. These investments include accrued interest and are carried at the lower of cost or market.

Short-term Investments — We invest in high-quality securities to ensure that cash is readily available for use in our current operations. Investments with original maturities greater than three months are accounted for in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“Statement 115”), and are classified accordingly at the time of purchase. At June 27, 2008, our short-term investments available-for-sale consisted of $1.4 million of commercial paper, $1.1 million of corporate notes and $0.6 million of certificates of deposit. All of the short-term investments available-for-sale have maturity dates of less than one year. At June 29, 2007, our short-term investments available-for-sale consisted of $12.8 million of corporate notes, $4.8 million of government notes and $2.8 million of investment grade auction rate securities.

Marketable Equity Securities — Marketable equity securities available-for-sale are accounted for in accordance with Statement 115, and are classified accordingly at the time of purchase. We consider all our available-for-sale securities as available for use in our current operations. All of our marketable equity securities are classified as available-for-sale and are stated at fair value, with unrealized gains and losses, net of tax, included as a separate component of shareholders’ equity. Realized gains and losses from marketable equity securities available-for-sale are determined using the specific identification method. In instances where a security is subject to transfer restrictions, the value of the security is based primarily on the quoted price of the same security without restriction but may be reduced by an amount estimated to reflect such restrictions. If an “other-than-temporary” impairment is determined to exist, the difference between the value of the investment security recorded on the financial statements and our current estimate of fair value is recognized as a charge to earnings in the period in which the impairment is determined.

The cost basis of marketable equity securities available-for-sale at June 27, 2008, consisting primarily of shares of common stock of AuthenTec, Inc. (“AuthenTec”), was $11.5 million. The cost basis of marketable equity securities available-for-sale at June 29, 2007, consisting primarily of convertible preferred stock and warrants to purchase additional preferred stock of AuthenTec, was $13.4 million.

Selected Investments — Selected investments are investments in securities that do not have readily determinable fair values. Selected investments are accounted for using the cost method of accounting and are evaluated for impairment if cost exceeds fair value. The determination of fair value requires management to obtain independent appraisals, or to estimate the value of the securities without an independent appraisal based upon available information such as projected cash flows, comparable market prices of similar companies, recent acquisitions of similar companies made in the marketplace and a review of the financial and market conditions of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the underlying company. In fiscal 2007, “Non-operating income (loss)” in our Consolidated Statement of Income included a write-down of $19.8 million related to our investment in Terion, Inc. (“Terion”) due to an other-than-temporary impairment in the first quarter of fiscal 2007, and a $1.8 million gain in the third quarter of fiscal 2007 resulting from proceeds received from Terion following Terion’s sale of substantially all of its assets on January 10, 2007. In fiscal 2006, “Non-operating income (loss)” in our Consolidated Statement of Income included a write-down of $4.0 million related to our investment in Terion due to an other-than-temporary impairment. The write-down was the result of less than expected operating results and downward revisions of forecasted future results. As a result of our receipt of proceeds from Terion following the sale in fiscal year 2007, as described above, we did not have any selected investments at June 29, 2007; nor did we have any selected investments at June 27, 2008.

Fair Value of Financial Instruments — The carrying amounts reflected in our Consolidated Balance Sheet for cash and cash equivalents, short-term investments available-for-sale, marketable equity securities available-for-sale, accounts receivable, non-current receivables, notes receivable, accounts payable and short-term and long-term debt approximate their fair values. Fair values for long-term debt are based primarily on quoted market prices for those or similar instruments. A discussion of fair values for our derivative financial instruments is included under the caption “Financial Instruments and Risk Management” in this Note 1: Significant Accounting Policies.

Accounts Receivable — We record receivables at net realizable value and they do not bear interest. This value includes an allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances which is charged to the provision for doubtful accounts. We calculate this allowance based on our history of write-offs, level of past due accounts and economic status of the customers. We consider a receivable delinquent if it is unpaid after the terms of the related invoice has expired. Write-offs are recorded at the time a customer receivable is deemed uncollectible. See Note 5: Receivables for additional information regarding accounts receivable.

Inventories — Inventories are valued at the lower of cost (determined by average and first-in, first-out methods) or market. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. See Note 6: Inventories for additional information regarding inventories.

Property, Plant and Equipment — Property, plant and equipment are carried on the basis of cost. Depreciation of buildings, machinery and equipment is computed by the straight-line and accelerated methods. The estimated useful lives of buildings generally range between 3 and 45 years. The estimated useful lives of machinery and equipment generally range between 2 and 10 years. Software capitalized for internal use is accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Amortization of internal-use software begins when the software is put into service and is based on the expected useful life of the software. The useful lives over which we amortize internal-use software generally range between 2 and 7 years. See Note 7: Property, Plant and Equipment for additional information regarding property, plant and equipment.

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

Capitalized Software to Be Sold, Leased or Otherwise Marketed  — Capitalized software to be sold, leased or otherwise marketed is accounted for in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“Statement 86”). Costs incurred to acquire or create a computer software product are expensed when incurred as research and development until technological feasibility has been established for the product, at which point such costs are capitalized. Technological feasibility is normally established upon completion of a detailed program design. Capitalization of computer software costs ceases when the product is available for general release to customers. Costs of reproduction, documentation, training materials, physical packaging, maintenance and customer support are charged to cost of products sold as incurred. Capitalized software is evaluated for impairment periodically by comparing the unamortized capitalized costs of a computer software product to the net realizable value of that product. In the third quarter of fiscal 2007, we recorded an $18.9 million write-down of capitalized software in our Broadcast Communications segment. The write-down was a result of management’s decision to discontinue an automation software development effort. This write-down is included in the “Engineering, selling and administrative expenses” line item of our Consolidated Statement of Income.

Capitalized software accounted for under Statement 86 had a net carrying value of $51.9 million at June 27, 2008 and $41.0 million at June 29, 2007. Total amortization expense related to these capitalized software amounts for fiscal 2008, 2007 and 2006 was $6.7 million, $4.1 million and $2.2 million, respectively. The annual amortization of capitalized software costs is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Based on this policy, the useful lives over which we amortize costs of computer software to be sold, leased or otherwise marketed range from three years to seven years. Amortization commences when the product is available for general release to customers. The capitalized costs, net of accumulated amortization, are reflected in the “Other non-current assets” line item of our Consolidated Balance Sheet. The amortization of capitalized software is included in the “Cost of product sales” line item of our Consolidated Statement of Income.

Other Assets and Liabilities — No current assets other than those already set forth in the line items of our Consolidated Balance Sheet exceeded 5 percent of our total current assets as of June 27, 2008 or June 29, 2007. No assets within the “Other non-current assets” line item of our Consolidated Balance Sheet exceeded 5 percent of total assets as of June 27, 2008 or June 29, 2007. No accrued liabilities or expenses within the line items “Other accrued items” or “Other long-term liabilities” on our Consolidated Balance Sheet exceeded 5 percent of our total current liabilities or total liabilities, respectively, as of June 27, 2008 or June 29, 2007. Also, see the caption “Reclassifications” in this Note 1: Significant Accounting Policies for additional information regarding other assets and liabilities.

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

Warranties — On development and production contract sales in our Defense Communications and Electronics and Government Communications Systems segments, the value or price of our warranty is generally included in the contract and funded by the customer. A provision for warranties is built into the estimated program costs when determining the profit rate to accrue when applying the cost-to-cost percentage of completion revenue recognition

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method. Warranty costs, as incurred, are charged to the specific program’s cost, and both revenue and cost are recognized at that time. Factors that affect the estimated program cost for warranties include terms of the contract, complexity of the delivered product or service, number of installed units, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim.

On product sales in our Defense Communications and Electronics, Broadcast Communications and Harris Stratex Networks segments, we provide for future warranty costs upon product delivery. The specific terms and conditions of those warranties vary depending upon the product sold and country in which we do business. In the case of products sold by us, our warranties start from the shipment or delivery date and continue as follows:

Segment	Warranty Periods

Defense Communications and Electronics	One to twelve years
Broadcast Communications	One to five years
Harris Stratex Networks	Two to three years

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

Software license agreements and sales contracts for other products in our Broadcast Communications and Harris Stratex Networks segments generally include provisions for indemnifying customers against certain specified liabilities should those segments’ products infringe a third party’s intellectual property rights. Certain of our Broadcast Communications transmission systems customers have notified us of potential claims against us based on these standard indemnification provisions included in sales contracts between us and these customers. These indemnification claims arise from litigation brought by a third party patent licensing company asserting alleged technology rights against these customers. We are cooperating with these customers in efforts to mitigate their litigation exposure. To date, we have not incurred material costs as a result of such indemnification and have not accrued any liabilities related to such obligations in our consolidated financial statements. See Note 10: Accrued Warranties for additional information regarding warranties.

Foreign Currency Translation — The functional currency for most international subsidiaries is the local currency. Assets and liabilities are translated at current rates of exchange and income and expense items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are recorded as a separate component of shareholders’ equity.

Stock Options and Share-Based Compensation — Effective at the beginning of fiscal 2006, we implemented Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“Statement 123R”) for all share-based compensation that was not vested as of the end of fiscal 2005. In accordance with Statement 123R, we measure compensation cost for all share-based payments (including employee stock options) at fair value and recognize cost over the vesting period. It is our policy to issue shares when options are exercised. We have also repurchased shares of our common stock to offset the dilutive effect of shares issued under our stock incentive plans. See Note 14: Stock Options and Share-Based Compensation for additional information regarding share-based compensation.

Revenue Recognition — Our segments have the following revenue recognition policies:

Defense Communications and Electronics segment:  Revenue in our Defense Communications and Electronics segment relates to development and production contracts and to product and services sales. Revenue and anticipated profits under development and production contracts are recorded on a percentage-of-completion basis, generally using the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. Recognition of profit on development and production fixed-price contracts requires estimates of: the total contract value; the total cost at completion; and the measurement of progress towards

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

completion. Revenue and profits on cost-reimbursable contracts are recognized as allowable costs are incurred on the contract, and become billable to the customer, in an amount equal to the allowable costs plus the profit on those costs.

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

This segment also has revenue from product sales other than development and production contracts and revenue from service arrangements, which are recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection is probable, delivery of a product has occurred, and title has transferred or services have been rendered. Further, if an arrangement other than a development and production contract requires the delivery or performance of multiple deliverables or elements under a bundled sale, we determine whether the individual elements represent “separate units of accounting” under the requirements of Emerging Issues Task Force Issue 00-21, “Multiple-Deliverable Revenue Arrangements” (“EITF 00-21”). If the separate elements meet the requirements listed in EITF 00-21, we recognize the revenue associated with each element separately and contract revenue is allocated among elements based on relative fair value. If the elements within a bundled sale are not considered separate units of accounting, the delivery of an individual element is considered not to have occurred if there are undelivered elements that are essential to the functionality. Unearned income on service contracts is amortized by the straight-line method over the term of the contracts. Also, if contractual obligations related to customer acceptance exist, revenue is not recognized for a product or service unless these obligations are satisfied.

Government Communications Systems segment:  Revenue in our Government Communications Systems segment relates to development and production contracts and to product and services sales. Revenue recognition from development and production contracts and product and services sales follows the same policies as stated under our Defense Communications and Electronics segment’s revenue recognition policy above.

Broadcast Communications segment:  Revenue in our Broadcast Communications segment primarily relates to product and services sales and software licenses. Revenue recognition from development and production contracts and product and services sales follows the same policies as stated under our Defense Communications and Electronics segment’s revenue recognition policy above. This segment derives a portion of its revenue from the licensing of software with multi-year maintenance arrangements. The amount of revenue allocated to undelivered elements under these bundled software licenses is based on the vendor-specific objective evidence of fair value for those elements using the residual method. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is recorded as unearned, and the difference between the total arrangement fee and the amount recorded as unearned for the undelivered elements is recognized as revenue related to delivered elements. Unearned revenue due to undelivered elements is recognized ratably on a straight-line basis over the maintenance agreement.

Harris Stratex Networks segment:  Revenue in our Harris Stratex Networks segment primarily relates to product and services sales. Revenue recognition from development and production contracts and product and services sales follows the same policies as stated under our Defense Communications and Electronics segment’s revenue recognition policy above.

Other:  Royalty income is included as a component of “Non-operating income (loss)” on our Consolidated Statement of Income and is recognized on the basis of terms specified in contractual agreements. Shipping and handling fees billed to customers are classified on our Consolidated Statement of Income as “Revenue from product sales” and the associated costs are classified in “Cost of product sales.” Also, we record taxes collected from customers and remitted to governmental authorities on a net basis in that they are excluded from revenues.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Retirement Benefits — As of June 27, 2008, we provide retirement benefits to substantially all U.S.-based employees primarily through a defined contribution retirement plan having matching and savings elements. Contributions by us to the retirement plan are based on employees’ savings with no other funding requirements. Fiscal 2007 and fiscal 2006 retirement plans included a profit sharing component of $39.4 million and $48.6 million, respectively. We may make additional contributions to the plan at our discretion. Retirement benefits also include an unfunded limited healthcare plan for U.S.-based retirees and employees on long-term disability. We accrue the estimated cost of these medical benefits, which are not material, during an employee’s active service life.

Retirement plan expenses amounted to $37.1 million in fiscal 2008, $86.0 million in fiscal 2007 and $103.9 million in fiscal 2006. Fiscal 2008 profit sharing under our performance reward plan is recorded as compensation expense.

Minority Interest — Minority interest represents the minority stockholders’ proportionate share of equity and net income or net loss of Harris Stratex Networks. As of June 27, 2008, the minority stockholders’ proportionate share of the equity in Harris Stratex Networks of $330.3 million is reflected as “Minority interest in Harris Stratex Networks, Inc.” in our Consolidated Balance Sheet. The minority stockholders’ proportionate share of net loss was $7.2 million for fiscal 2008 and $10.5 million for fiscal 2007.

Environmental Expenditures — We capitalize environmental expenditures that increase the life or efficiency of property or that reduce or prevent environmental contamination. We accrue environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable.

We are named as a potentially responsible party at 17 sites where future liabilities could exist. These sites include 2 sites owned by us, 7 sites associated with our former graphics or semiconductor locations and 8 treatment or disposal sites not owned by us that contain hazardous substances allegedly attributable to us from past operations. Based on an assessment of relevant factors, we have estimated that our discounted liability under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and other environmental statutes and regulations for identified sites, using an 8.5 percent discount rate, is approximately $5.1 million. The current portion of this liability is included in “Other accrued items” and the non-current portion is included in “Other long-term liabilities” in our Consolidated Balance Sheet. The expected aggregate undiscounted amount that will be incurred over the next 15 to 20 years (depending on the number of years for each site) is approximately $8.5 million. The expected payments for the next five years are: fiscal 2009 — $0.8 million; fiscal 2010 — $1.0 million; fiscal 2011 — $1.1 million; fiscal 2012 — $0.6 million; fiscal 2013 — $0.6 million; and the aggregate amount thereafter is approximately $4.4 million. The relevant factors we considered in estimating our potential liabilities under the Superfund Act and other environmental statutes and regulations include cost-sharing agreements with other parties and the potential indemnification from successor and predecessor owners of these sites. We do not believe that uncertainties with respect to these relevant factors would materially affect our potential liability under the Superfund Act and other environmental statutes and regulations.

Financial Guarantees and Commercial Commitments — Guarantees are contingent commitments issued to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper issuances, bond financings and similar transactions. At June 27, 2008, there are no such contingent commitments, nor are any guarantees accrued for in our Consolidated Balance Sheet.

We have entered into commercial commitments in the normal course of business including surety bonds, standby letter of credit agreements and other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers and to obtain insurance policies with our insurance carriers. At June 27, 2008, we had total commercial commitments, including debt and performance guarantees, of $133.1 million.

Financial Instruments and Risk Management — Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”) requires us to recognize all derivatives on our Consolidated Balance Sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

As part of our risk management program we use a combination of foreign currency options and foreign currency forward contracts to hedge against risks associated with anticipated cash flows that are probable to occur in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the future and cash flows that are fixed or firmly committed. These derivatives have only nominal intrinsic value at the time of purchase and have a high degree of correlation to the anticipated cash flows they are designated to hedge. Hedge effectiveness is determined by the correlation of the anticipated cash flows and the maturity dates of the derivatives used to hedge these cash flows. We do not hold or issue derivative financial instruments for trading purposes.

We account for our instruments used to hedge against the currency risk and market fluctuation risk associated with anticipated or forecasted cash flows that are probable of occurring in the future as cash flow hedges. In accordance with Statement 133, such financial instruments are marked-to-market using forward prices and fair value quotes with the offset to other comprehensive income, net of hedge ineffectiveness. The foreign currency options and forward contracts are subsequently recognized as a component of “Cost of product sales” on our Consolidated Statement of Income when the underlying net cash flows are realized. Unrealized losses are recorded in “Other accrued items” on our Consolidated Balance Sheet with the offset to other comprehensive income, net of hedge ineffectiveness. Unrealized gains are recorded as “Other assets” on our Consolidated Balance Sheet with the offset to other comprehensive income, net of hedge ineffectiveness. The cash flow impact of our derivatives are included in the same category on our Consolidated Statement of Cash Flows as the cash flows of the item being hedged.

We are exposed to credit losses in the event of non-performance by counterparties to these financial instruments, but we do not expect any of the counterparties to fail to meet their obligations. To manage credit risks, we select counterparties based on credit ratings, limit our exposure to a single counterparty under defined guidelines and monitor the market position with each counterparty. In the event of the termination of a derivative designated as a hedge, the settlement would be charged to our Consolidated Statement of Income as a component of “Non-operating income (loss).”

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

Reclassifications — Certain prior-year amounts have been reclassified on the consolidated financial statements to conform with current-year classifications. These reclassifications include:

•	Reclassifying $67.3 million of prepaid expenses, advances and sundry receivables from the line item “Other non-current assets” to the line item “Other current assets” in our Consolidated Balance Sheet as of June 29, 2007;

•	Reclassifying $28.7 million and $18.6 million of share-based compensation expense from the line item “Other” to the line item “Share-based compensation” within the “Operating Activities” section of our Consolidated Statement of Cash Flows for fiscal years 2007 and 2006, respectively; and

•	Reclassifying $43.1 million and $57.7 million of revenue from the line item “Revenue from services” to the line item “Revenue from product sales” within our Consolidated Statement of Income for fiscal years 2007 and 2006, respectively.

NOTE 2:	ACCOUNTING CHANGES OR RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”), which sets out a consistent framework for preparers to use to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”) uses a two-step approach wherein a tax benefit is recognized if a position is more likely than not to be sustained. The amount of the benefit to be recognized is the largest amount that has a greater than 50 percent likelihood of being ultimately sustained. FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves. We implemented FIN 48 effective June 30, 2007, which was the beginning of our fiscal 2008. See Note 22 — Income Taxes for information regarding the impact on our financial position of implementing FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“Statement 158”), which amends FASB Statements No. 87, “Employers’ Accounting for Pensions;” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits;” No. 106, “Employers’ Accounting for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Postretirement Benefits Other Than Pensions;” and No. 132(R), “Employers’ Disclosures about Pension and Other Postretirement Benefits.” In the fourth quarter of fiscal 2007, we adopted the portion of Statement 158 that requires the recognition and disclosure of overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability as described in our Annual Report on Form 10-K for our fiscal year ended June 29, 2007. Statement 158 also requires an employer to measure the funded status of a plan as of the date of the employer’s year-end balance sheet, with limited exceptions. This portion of Statement 158 is effective for fiscal years ending after December 15, 2008, which for us is our fiscal 2009, which ends July 3, 2009. Certain of our plans currently have measurement dates that do not coincide with our fiscal year end and thus we will be required to change their measurement dates in fiscal 2009. We do not currently anticipate that the change in measurement dates will materially impact our financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Statement 157 applies under other accounting pronouncements that require fair value measurement in which the FASB concluded that fair value was the relevant measurement, but does not require any new fair value measurements. Statement 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007, which for us is our fiscal 2009. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, which for us is our fiscal 2010. We do not currently anticipate that the implementation of Statement 157 will materially impact our financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement 159”). Statement 159 allows companies to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, all unrealized gains or losses in fair value for that instrument shall be reported in earnings at each subsequent reporting date. Statement 159 is effective for fiscal years that begin after November 15, 2007, which for us is our fiscal 2009. We do not currently plan to elect the fair value option.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“Statement 141R”). Statement 141R requires that, upon a business combination, the acquired assets, assumed liabilities, contractual contingencies and contingent liabilities, be recognized and measured at their fair value at the acquisition date. Statement 141R also requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred. In addition, Statement 141R requires that acquired in-process research and development be measured at fair value and capitalized as an indefinite-lived intangible asset, and it is therefore not subject to amortization until the project is completed or abandoned. Statement 141R also requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties that are recognized after the measurement period be recognized in income tax expense. Statement 141R is to be applied prospectively and is effective for fiscal years beginning on or after December 15, 2008, which for us will be our fiscal 2010. Thus, while adoption is not expected to materially impact our financial position, results of operations or cash flows directly when it becomes effective on July 4, 2009 (the beginning of our fiscal 2010), it is expected to have a significant effect on the accounting for any acquisitions we make subsequent to that date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“Statement 160”). Statement 160 requires that noncontrolling interests (previously referred to as minority interests) be clearly identified and presented as a component of equity, separate from the parent’s equity. Statement 160 also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; that changes in ownership interest be accounted for as equity transactions; and that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in that subsidiary and the gain or loss on the deconsolidation of that subsidiary be measured at fair value. Statement 160 is to be applied prospectively, except for the presentation and disclosure requirements (which are to be applied retrospectively for all periods presented) and is effective for fiscal years beginning after December 15, 2008, which for us is our fiscal 2010. We are currently evaluating the impact Statement 160 may have on our financial position, results of operations and cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“Statement 161”). Statement 161 applies to all derivative instruments, including bifurcated derivative instruments (and to nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of Statement 133) and related hedged items accounted for under Statement 133. Statement 161 amends and expands the disclosure requirements of Statement 133 to provide greater transparency as to (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, Statement 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the volume of derivative activity and fair value amounts of, and gains and losses on, derivative instruments including location of such amounts in the consolidated financial statements, and disclosures about credit-risk-related contingent features in derivative agreements. Statement 161 is effective for fiscal years and interim periods that begin after November 15, 2008, which for us is the third quarter of our fiscal 2009. We do not currently anticipate the implementation of Statement 161 will materially impact our financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 states that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities and, accordingly, should be included in the two-class method of calculating earnings per share (“EPS”) under FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP 03-6-1 also includes guidance on allocating earnings pursuant to the two-class method. FSP 03-6-1 is effective for fiscal years beginning after December 15, 2008, which for us is our fiscal 2010. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) shall be adjusted retrospectively. We are currently evaluating the impact FSP 03-6-1 may have on our financial position, results of operations and cash flows.

In June 2008, the FASB issued FSP No. FAS 142-3, “Determining the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets accounted for pursuant to Statement 142. FSP 142-3 amends Statement 142 to require an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions. In the absence of such experience, FSP 142-3 requires an entity to consider assumptions that market participants would use (consistent with the highest and best use of the asset by market participants), adjusted for entity-specific factors. FSP 142-3 also requires incremental disclosures for renewable intangible assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, which for us is our fiscal 2010. This FSP is to be applied prospectively to intangible assets acquired after the effective date, and the incremental disclosure requirements for renewable intangible assets are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

NOTE 3:	BUSINESS COMBINATIONS

During fiscal 2007 we made the following business combinations:

•	We combined our former Microwave Communications Division with Stratex Networks, Inc. (“Stratex”), a publicly-traded provider of high-speed wireless transmission systems, to form Harris Stratex Networks. Pursuant to the combination with Stratex, each share of Stratex common stock was converted into one-fourth of a share of Harris Stratex Networks Class A common stock. As a result of the transaction, 24,782,153 shares of Harris Stratex Networks Class A common stock were issued to the former holders of Stratex common stock and Stratex became a wholly-owned subsidiary of Harris Stratex Networks. In the combination transaction, we contributed the assets of our Microwave Communications Division, including $32.1 million in cash, and, in exchange Harris Stratex Networks assumed substantially all of the liabilities related to our Microwave Communications Division and issued 32,913,377 shares of Harris Stratex Networks Class B common stock to us. As a result of these transactions, we initially owned approximately 57 percent of Harris Stratex Networks’ outstanding stock and the minority stockholders owned approximately 43 percent of Harris Stratex Networks’ outstanding stock. Harris Stratex Networks is a publicly-traded company listed on the NASDAQ Global Market under the symbol “HSTX.” Harris Stratex Networks results of operations, which include Stratex results of operations, have been included in our Consolidated Statement of Income and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Cash Flows since the combination date of January 26, 2007, with appropriate elimination of the minority interest. See additional information in Note 4: Ownership in Harris Stratex Networks.

The Stratex combination was accounted for as a purchase business combination with us considered to be the purchaser for accounting purposes, and resulted in a gain to us of approximately $163.4 million ($143.1 million after-tax), which relates to the deemed sale of 43 percent of the assets and liabilities of our former Microwave Communications Division to the minority stockholders of Harris Stratex Networks. The gain on the combination with Stratex was calculated as follows (in millions):

57 percent of the fair value of Stratex	$281.3
Contribution of 43 percent of Harris Microwave Communications Division assets and liabilities to the former shareholders of Stratex	(117.9)

Gain on the combination with Stratex	$163.4

The fair value of Harris Microwave Communications Division assets and liabilities was determined based on the fair value of Stratex shares received as this amount was more readily measurable as Stratex was a publicly-traded company. The $281.3 million fair value of Stratex was calculated based on the market capitalization of Stratex, using the Stratex stock price as reported on the NASDAQ Global Market on the date of the transaction of approximately $493 million, multiplied by 57 percent (the percentage of Harris Stratex Networks owned by Harris). The $117.9 million contribution of Harris Microwave Communications Division assets and liabilities was the historical book value of the Microwave Communications Division multiplied by the 43 percent deemed sold to the former shareholders of Stratex.

Additional details, including the calculation of the purchase price, identifiable intangible assets and Stratex’s Consolidated Balance Sheet as of the acquisition date, are provided in the table and notes below.

As of June 27, 2008, we owned approximately 56 percent of Harris Stratex Networks.

•	Multimax Incorporated (“Multimax”), a privately-held provider of information technology and communications services for the U.S. Government. The June 15, 2007 acquisition of Multimax significantly expanded our information technical services business — providing greater scale, a broader customer base and new growth opportunities through key positions on Government-Wide Acquisition Contracts. We purchased Multimax for $402 million in cash. Additional details, including calculation of the purchase price, identifiable intangible assets and Multimax’s Consolidated Balance Sheet as of the acquisition date, are provided in the table and notes below.

During fiscal 2006 we made the following business combinations:

•	Leitch Technology Corporation (“Leitch”), a publicly-held provider of high-performance video systems for the television broadcast industry, was acquired for a total purchase price of $444.5 million. We recorded $87.9 million of identifiable intangible assets that are being amortized over a weighted average life of 7.7 years.

•	Optimal Solutions, Inc. (“OSi”), a privately-held provider of air-time sales, traffic and billing software systems to over 350 call-letter broadcast stations in North America, was acquired for a total purchase price of $31.3 million. We recorded $10.7 million of identifiable intangible assets that are being amortized over a weighted average life of 8.0 years.

•	Aastra Digital Video, a business unit of Aastra Technologies Limited. Aastra Digital Video develops and markets video networking, encoding, decoding and multiplexing technologies used by television broadcasters, telecommunications providers and satellite networks, and was acquired for a total purchase price of $34.8 million. We recorded $8.6 million of identifiable intangible assets that are being amortized over a weighted average life of 6.9 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide further detail of our material acquisitions and combinations in fiscal 2007:

	Stratex	Multimax
(In millions)

Date of acquisition	1/26/07	6/15/07
Reporting business segment	Harris Stratex	Government
	Networks	Comm. Systems

Cash consideration paid to former shareholders and option holders	$—	$402.0
Value of Harris Stratex Networks shares issued to Stratex stockholders	464.9	—
Value of Stratex vested options assumed based on the Black-Scholes-Merton option-pricing model	15.5	—
Acquisition costs	12.6	2.0
Assumed liabilities	—	—
Less cash acquired	—	(2.0)

Total purchase price	$493.0	$402.0

Balance Sheet as of the acquisition date:
Cash and cash equivalents	$33.1	$2.0
Short-term investments	25.4	—
Accounts and notes receivable	39.1	55.3
Inventories	44.2	13.9
Current deferred tax asset	—	3.4
Identifiable intangible assets and in-process research and development	164.8	115.0
Goodwill	253.7	289.0
Property, plant and equipment	33.0	3.1
Other assets	11.2	0.2

Total assets	604.5	481.9

Accounts payable and accrued expenses	74.3	33.8
Advance payments and unearned income	2.2	—
Income taxes payable	9.2	—
Debt	24.7	0.2
Non-current deferred tax liabilities	1.1	45.9

Total liabilities acquired	111.5	79.9

Net assets acquired	$493.0	$402.0

	Stratex		Multimax
	Weighted		Weighted
	Average		Average
	Amortization		Amortization
	Period		Period
	(in years)	Total	(in years)	Total
	(Dollars in millions)

Identifiable Intangible Assets:
Customer relationships	9.4	$28.8	10.0	$115.0
Developed technology	10.0	70.1	—	—
Trade names, excluding Stratex trade name	5.0	11.4	—	—
Contract backlog	0.4	4.3	—	—
Non-competition agreements	1.0	1.9	—	—
Stratex trade name	Indefinite	33.0	—	—

Totals and weighted average lives	8.9	$149.5	10.0	$115.0

In-process research and development		$15.3		$—

In connection with the combination with Stratex, we allocated $15.3 million of the purchase price to in-process research and development projects. These allocations represent the estimated fair value based on risk-adjusted cash

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

flows related to the incomplete projects. At the date of the combination, the development of these projects had not yet reached technological feasibility and the in-process research and development had no alternative future uses. Accordingly, these costs were expensed as a charge to earnings and are included in the line item “Engineering, selling and administrative expenses.” In making these purchase price allocations we relied on present value calculations of income, an analysis of project accomplishments and completion costs and an assessment of overall contribution and project risk. The value assigned to the purchased in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products and discounting the net cash flows to their present value using a discount rate of 19 percent. The Stratex projects were for the development of the next generation of the Eclipse product (“Next Generation Eclipse”). The Next Generation Eclipse product is expected to incorporate significant modifications to address carrier-grade Ethernet functionality. The functionality in the planned product is expected to represent the first significant jump related to capacity and capability associated with packet switching. As of the valuation date, this project was approximately 50 percent complete with initial product release in late calendar 2007 and had remaining costs until completion of approximately $3.4 million.

All of these business combinations have been accounted for under the purchase method of accounting and, accordingly, their results of operations have been included in our Consolidated Statement of Income and Consolidated Statement of Cash Flows since their acquisition and combination dates. The purchase prices of the Stratex combination and the Multimax, Leitch, OSi and Aastra Digital Video acquisitions give effect to post-closing adjustments. The consideration given to the former shareholders and option holders of Stratex was newly issued shares of Harris Stratex Networks. The cash consideration given to the former shareholders and option holders of Multimax was initially funded using $400.0 million of commercial paper backed by our credit facility, which was subsequently refinanced with our $400 million 5.95% notes, due fiscal 2018. The goodwill resulting from all these acquisitions and combinations was associated primarily with the acquired companies’ market presence and leading positions, growth opportunities in the markets in which the acquired companies operated, and experienced work forces and established operating infrastructures. The goodwill resulting from the Stratex combination and the Multimax, Leitch and OSi acquisitions is not deductible for tax purposes while the goodwill related to the Aastra Digital Video acquisition is deductible for tax purposes. The write-offs of in-process research and development noted in the above table were included in the line item “Engineering, selling and administrative expenses” on our Consolidated Statement of Income.

There was a $9.0 million additional payment due to the former owners of OSi based on certain financial performance criteria that were met in fiscal 2007. Accordingly, we increased goodwill and recorded a liability in fiscal 2007. This obligation was paid during fiscal 2008.

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

The pro forma results are not necessarily indicative of our results of operations had we owned Stratex and Multimax for the entire periods presented. Stratex’s results for fiscal 2007 include after-tax charges of $3.2 million of integration costs associated with the combination. The Multimax revenue and net income are positively impacted by $37.0 million and $24.9 million, for fiscal 2007, and $65.8 million and $44.1 million, for fiscal 2006,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, due to higher income recorded on a contract with its largest customer for which the prices were reduced effective January 1, 2007.

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

We have agreed that until January 26, 2009 we will not acquire or dispose of any of our voting securities in Harris Stratex Networks, unless (i) pursuant to our preemptive right described above, (ii) approved in advance by a majority of the Harris Stratex Networks directors who are not Class B directors (the “Class A Directors”), or (iii) as a result of actions taken by Harris Stratex Networks that do not increase or decrease our percentage of total voting power which we and our affiliates are entitled to cast in respect of all classes of capital stock or securities of Harris Stratex Networks then outstanding and entitled to vote generally in the election of Class A Directors (including the holders of Class B common stock) beneficially owned by us. We have also agreed that from January 26, 2009 to January 26, 2011, we will not (1) beneficially own more than 80 percent of the voting power of Harris Stratex Networks without the prior approval of a majority of the Class A Directors or (2) transfer all or a portion of our interest in Harris Stratex Networks to a person if, following such transfer, that person would be entitled to cast a majority of the outstanding votes in an election of the directors of Harris Stratex Networks (other than an election of the Class B Directors) unless a majority of the Class A Directors approves such transfer in advance or the person purchasing our interest in Harris Stratex Networks offers to acquire all the outstanding voting securities of Harris Stratex Networks at the same price and on the same terms as apply to the transfer from us. We are permitted to issue a pro-rata dividend of our shares of Harris Stratex Networks to our shareholders and to sell our Harris Stratex Networks shares to the public in a registered secondary public offering. Shares of Class A common stock currently are listed for trading on NASDAQ Global Market under the symbol “HSTX,” while shares of Class B common stock currently are not listed for trading on any exchange or quotation system.

NOTE 5:	RECEIVABLES

Receivables are summarized below:

	2008	2007
	(In millions)

Accounts receivable	$746.3	$661.6
Unbilled costs from cost-plus contracts	123.6	91.4
Notes receivable due within one year — net	7.4	10.3

	877.3	763.3
Less allowances for collection losses	(18.3)	(14.8)

	$859.0	$748.5

We expect to bill substantially all unbilled costs outstanding on June 27, 2008 during our fiscal 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6:	INVENTORIES

Inventories are summarized below:

	2008	2007
	(In millions)

Unbilled costs and accrued earnings on fixed-price contracts	$256.5	$209.7
Finished products	135.4	119.9
Work in process	59.7	54.9
Raw materials and supplies	158.8	172.3

	$610.4	$556.8

Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $55.3 million at June 27, 2008 and $52.8 million at June 29, 2007.

Broadcast Communications Segment

During the first and second quarter of fiscal 2006, the Broadcast Communications segment took cost-reduction actions to address ongoing weakness in our international broadcast transmission markets and to further improve the segment’s profitability. In connection with these actions, $12 million of inventory was written down during fiscal 2006 related to discontinued products.

Harris Stratex Networks Segment

As a result of accelerated technology transition to IP-based products, $11 million of inventory was written down during fiscal 2008. Additionally, in fiscal 2008, a non-cash accounting adjustment of approximately $12 million was made to reduce inventory related to reconciling inventory work-in-process accounts within a cost accounting system at one location primarily due to project cost variances that were not recorded to cost of sales in a timely manner.

In fiscal 2006, approximately $34 million of inventory was written down related to discontinued products at Montreal, Canada; Redwood Shores, California; San Antonio, Texas; Paris, France; Mexico City, Mexico; Sao Paulo, Brazil; and Shenzhen, China.

NOTE 7:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below:

	2008	2007
	(In millions)

Land	$12.6	$12.5
Software capitalized for internal use	80.3	68.4
Buildings	350.9	335.8
Machinery and equipment	813.7	776.3

	1,257.5	1,193.0
Less allowances for depreciation and software amortization	(775.3)	(733.8)

	$482.2	$459.2

Depreciation and software amortization expense related to property, plant and equipment was $105.9 million, $86.6 million and $66.7 million in fiscal 2008, 2007 and 2006, respectively.

NOTE 8:	GOODWILL

As discussed in Note 23: Business Segments, effective in the first quarter of fiscal 2008, we made certain changes to our organizational structure which resulted in changes to our business segments, and changes in the goodwill balances by business segment as presented below. For those changes that resulted in reporting unit changes, we applied the relative fair value method to determine the reallocation of goodwill to reporting units. Statement 142 requires that goodwill be tested for impairment at least annually and when reporting units are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changed. During the first quarter of fiscal 2008, as a result of the changes to our reporting structure, we completed an assessment of any potential goodwill impairment under this new reporting structure and determined that no impairment existed.

Changes in the carrying amount of goodwill for the fiscal years ended June 27, 2008 and June 29, 2007, by business segment, are as follows:

	Defense	Government
	Communications	Communications	Broadcast	Harris Stratex
	and Electronics	Systems	Communications	Networks	Total
		(In millions)

Balance at June 30, 2006	$43.2	$88.2	$791.4	$28.3	$951.1
Goodwill acquired during the period	—	255.7	—	293.9	549.6
Other (including translation and true-ups of previously estimated purchase price allocations)	—	—	23.1	1.4	24.5

Balance at June 29, 2007	43.2	343.9	814.5	323.6	1,525.2
Goodwill acquired during the period	—	—	8.6	—	8.6
Other (including translation and true-ups of previously estimated purchase price allocations)	—	33.4	18.9	(38.8)	13.5

Balance at June 27, 2008	$43.2	$377.3	$842.0	$284.8	$1,547.3

The goodwill resulting from the combination with Stratex or from acquisitions was associated primarily with the acquired companies’ market presence and leading position, growth opportunity in the market in which the acquired or combined companies operated, experienced work force and established operating infrastructures.

NOTE 9:	IDENTIFIABLE INTANGIBLE ASSETS

Identifiable intangible assets subject to amortization and not subject to amortization are as follows:

	2008			2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In millions)

Customer relationships	$196.0	$31.9	$164.1	$194.6	$11.8	$182.8
Developed technologies	198.2	63.5	134.7	196.0	42.2	153.8
Contract backlog	32.9	16.6	16.3	37.3	16.2	21.1
Trade names	26.4	9.6	16.8	25.6	5.0	20.6
Non-competition agreements	2.8	2.6	0.2	2.8	1.3	1.5
Other	8.7	7.2	1.5	10.3	5.6	4.7

Total subject to amortization	465.0	131.4	333.6	466.6	82.1	384.5
Total not subject to amortization	33.4	—	33.4	33.4	—	33.4

Total identifiable intangible assets	$498.4	$131.4	$367.0	$500.0	$82.1	$417.9

The intangible assets above not subject to amortization relate primarily to the Stratex trade name within our Harris Stratex Networks segment. Amortization expense related to identifiable intangible assets was $58.5 million, $57.8 million and $27.6 million for fiscal 2008, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future estimated amortization expense for identifiable intangible assets is as follows:

Total
(In millions)

Fiscal Years:
2009	$55.0
2010	54.3
2011	51.9
2012	44.6
2013	34.0
Thereafter	93.8

Total	$333.6

NOTE 10:	ACCRUED WARRANTIES

Changes in our warranty liability, which is included as a component of the “Other accrued items” line item on our Consolidated Balance Sheet, during fiscal 2008 and 2007, are as follows:

	2008	2007
	(In millions)

Balance at beginning of the fiscal year	$37.2	$30.2
Warranty provision for sales made during the year	34.7	20.2
Settlements made during the year	(24.1)	(16.6)
Other adjustments to the warranty liability, including those for acquisitions and foreign currency translation during the year	(1.2)	3.4

Balance at end of the fiscal year	$46.6	$37.2

NOTE 11:	CREDIT ARRANGEMENTS

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

The Credit Agreement contains certain covenants, including covenants limiting: liens on our assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and the use of proceeds for hostile acquisitions. The Credit Agreement also prohibits our consolidated ratio of total indebtedness to total capital from being greater than 0.60 to 1.00 and prohibits our consolidated ratio of adjusted EBITDA to net interest expense from being less than 3.00 to 1.00 for any rolling four-quarter period. The Credit Agreement contains certain events of default, including: payment defaults; failure to perform or observe terms and covenants; material inaccuracy of representations or warranties; default under other indebtedness with a principal amount in excess of $50 million; the occurrence of one or more judgments or orders for the payment of money in excess of $50 million that remain unsatisfied; incurrence of certain ERISA liabilities in excess of $50 million; failure to pay debts as they come due, or our bankruptcy; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings, together with accrued interest and fees, to be immediately due and payable. All amounts borrowed or outstanding under the Credit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreement are due and mature on March 31, 2010, unless the commitments are terminated earlier, either at our request or if certain events of default occur. At June 27, 2008, no borrowings were outstanding under the Credit Agreement.

We have a universal shelf registration statement related to the potential future issuance of an indeterminate amount of securities, including debt securities, preferred stock, common stock, fractional interests in preferred stock represented by depository shares and warrants to purchase debt securities, preferred stock or common stock.

We have uncommitted short-term lines of credit aggregating $2.7 million from various international banks, $2.4 million of which was available on June 27, 2008. These lines provide for borrowings at various interest rates, typically may be terminated upon notice, may be used on such terms as mutually agreed to by the banks and us, and are reviewed annually for renewal or modification. These lines do not require compensating balances. We also have a short-term commercial paper program in place, which we may utilize to satisfy short-term cash requirements and which is supported by our Credit Agreement. No amounts were outstanding under our commercial paper program at June 27, 2008.

NOTE 12:	SHORT-TERM DEBT

We had short-term debt of $8.5 million at June 27, 2008 which consisted primarily of Harris Stratex Networks redeemable preference shares. The short-term debt at June 29, 2007 was $410 million which consisted primarily of commercial paper. The weighted-average interest rate for our short-term debt was 11.7 percent at June 27, 2008 and 5.7 percent at June 29, 2007.

NOTE 13:	LONG-TERM DEBT

Long-term debt included the following:

	2008	2007
	(In millions)

5.95% notes, due fiscal 2018	$400.0	$—
5.0% notes, due fiscal 2016	300.0	300.0
3.5% convertible debentures, due fiscal 2023	—	149.1
6.35% debentures, due fiscal 2028	25.8	150.0
7.0% debentures, due fiscal 2026	100.0	100.0
Stratex credit facility:
Term loan A	—	5.7
Term loan B	8.7	13.8
Other	3.0	0.1

Total debt	837.5	718.7
Less: current portion of long-term debt	(5.7)	(309.8)

Total long-term debt	$831.8	$408.9

The potential maturities of long-term debt, including the current portion, for the five years following fiscal 2008 and, in total, thereafter are: $5.7 million in fiscal 2009; $4.5 million in fiscal 2010; $0.7 million in fiscal 2011; $0.6 million in fiscal 2012; $0.2 million in fiscal 2013; and $825.8 million thereafter. All of our outstanding long-term debt is unsubordinated and unsecured with equal ranking, except that the debt issued by Stratex under the Terminated Facility described below is debt of Harris Stratex Networks Operating Corporation, and by Harris Stratex Networks under the New Harris Stratex Networks Credit Facility described below is debt of Harris Stratex Networks and certain of its subsidiaries, and is not guaranteed by us.

On December 5, 2007, we completed the issuance of $400 million in aggregate principal amount of 5.95% Notes due December 1, 2017. Interest on the notes is payable on June 1 and December 1 of each year. We may redeem the notes at any time in whole or, from time to time, in part at the “make-whole” redemption price. The “make-whole” redemption price is equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

defined, plus 30 basis points. In each case, we will pay accrued interest on the principal amount of the notes being redeemed to the redemption date. In addition, upon a change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the notes at a price equal to 101 percent of the aggregate principal amount of the notes repurchased, plus accrued interest on the notes repurchased to the date of repurchase. In conjunction with the issuance of the notes, we entered into treasury lock agreements to protect against fluctuations in forecasted interest payments resulting from the issuance of ten-year, fixed rate debt due to changes in the benchmark U.S. Treasury rate. In accordance with Statement 133, these agreements were determined to be highly effective in offsetting changes in forecasted interest payments as a result of changes in the benchmark U.S. Treasury rate. Upon termination of these agreements on December 6, 2007, we recorded a loss of $5.5 million, net of income tax, in shareholders’ equity as a component of accumulated other comprehensive income. This loss, on a pre-tax basis, along with $5.0 million in debt issuance costs, will be amortized over the life of the notes on a straight-line basis, which approximates the effective interest rate method, and reflected as a portion of interest expense in our Consolidated Statement of Income.

On September 20, 2005, we completed the issuance of $300 million in aggregate principal amount of 5% Notes due October 1, 2015. Interest on the notes is payable on April 1 and October 1 of each year. We may redeem the notes in whole, or in part, at any time at the “make-whole” redemption price. The “make-whole” redemption price is equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus 15 basis points. In each case, we will pay accrued interest on the principal amount of the notes being redeemed to the redemption date. We incurred $4.1 million in debt issuance costs and discounts related to the issuance of the notes, which are being amortized on a straight-line basis over a ten-year period and reflected as a portion of interest expense in our Consolidated Statement of Income.

In fiscal 2003, we issued $150 million in aggregate principal amount of 3.5% Convertible Debentures due August 2022. On July 12, 2007, we initiated the steps necessary to redeem the debentures on August 20, 2007. However, prior to the date set for redemption, all of the debentures were converted by the holders into shares of our common stock at a conversion rate of 44.2404 shares of common stock for each $1,000 principal amount of debentures, with the exception of debentures in the principal amount of $3,000. This resulted in the issuance by us of 6,594,146 shares of common stock during the first quarter of fiscal 2008 in respect of the debentures converted. On August 20, 2007, we redeemed the remaining debentures in the principal amount of $3,000. Accordingly, no debentures remained outstanding as of August 20, 2007. We incurred $4.8 million in debt issuance costs related to the issuance of the convertible debentures, which costs were amortized on a straight-line basis over a five-year period and reflected as a portion of interest expense in our Consolidated Statement of Income.

In February 1998, we completed the issuance of $150 million in aggregate principal amount of 6.35% Debentures due February 1, 2028. On December 5, 2007, we repurchased and retired $25.0 million in aggregate principal amount of the debentures. On February 1, 2008, we redeemed $99.2 million aggregate principal amount of the debentures pursuant to the procedures for redemption at the option of the holders of the debentures. We may redeem the remaining $25.8 million aggregate principal amount of the debentures in whole, or in part, at any time at a pre-determined redemption price.

In January 1996, we completed the issuance of $100 million in aggregate principal amount of 7% Debentures due January 15, 2026. The debentures are not redeemable prior to maturity.

Prior to the combination with Stratex, Stratex was a party to a credit facility with Silicon Valley Bank, and following the combination, Stratex (now named “Harris Stratex Networks Operating Corporation” and a wholly-owned subsidiary of Harris Stratex Networks), remained a party to the credit facility with Silicon Valley Bank (the “Harris Stratex Networks Credit Facility”). As discussed below, the Harris Stratex Networks Credit Facility (the “Terminated Facility”) was terminated and replaced after the end of our fiscal 2008. Harris and its subsidiaries (other than Harris Stratex Networks Operating Corporation) are not and were not parties to, obligated under or guarantors of the Terminated Facility. Indebtedness under the Terminated Facility is reflected as of June 27, 2008 in our Consolidated Balance Sheet as a result of the consolidation of Harris Stratex Networks. The Terminated Facility allowed for revolving credit borrowings of up to $50 million. As of June 27, 2008, the balance of the term loan portion of the Terminated Facility was $8.7 million (of which $5.0 million is recorded in the current portion of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

long-term debt) and there was $8.6 million in outstanding standby letters of credit. The Terminated Facility agreement contained a minimum tangible net worth covenant and a liquidity ratio covenant.

On June 30, 2008, after the end of our fiscal 2008, the Terminated Facility was terminated and replaced with a new revolving credit facility as of that date with a syndicate of lenders including Silicon Valley Bank (the “New Harris Stratex Networks Credit Facility”). Harris and its subsidiaries (other than Harris Stratex Networks and certain of its subsidiaries) are not parties to, obligated under or guarantors of the New Harris Stratex Networks Credit Facility. The balance of the term loan portion of the Terminated Facility of $8.7 million was repaid in full with the proceeds of a $10 million borrowing under the New Harris Stratex Networks Credit Facility. The standby letters of credit outstanding under the Terminated Facility as of the termination date remain as an obligation to Silicon Valley Bank. The New Harris Stratex Networks Credit Facility provides for an initial committed amount of $70 million with an uncommitted accordion option for an additional $50 million available with the same or additional lenders. The New Harris Stratex Networks Credit Facility has an initial term of three years and provides for (1) demand borrowings (with no stated maturity date) at the greater of Bank of America’s prime rate and the federal funds rate plus 0.5 percent, (2) fixed term Eurodollar loans for six months or more as agreed with the banks at LIBOR plus a spread of between 1.25 percent to 2.00 percent based on the current leverage ratio of Harris Stratex Networks and its consolidated subsidiaries, and (3) the issuance of standby or commercial letters of credit. The New Harris Stratex Networks Credit Facility contains a minimum liquidity ratio covenant and a maximum leverage ratio covenant and is unsecured.

NOTE 14:	STOCK OPTIONS AND SHARE-BASED COMPENSATION

As of June 27, 2008, we had three shareholder-approved employee stock incentive plans under which options or other share-based compensation was outstanding, and we had the following types of share-based awards outstanding under these plans: stock options, performance share awards, performance share unit awards, restricted stock awards and restricted stock unit awards. Former Harris employees who are now employed with Harris Stratex Networks and who had options or awards under these plans that were outstanding at the date of the combination are included in these plans (“Harris Plans”). Additionally, Harris Stratex Networks had a stock incentive plan that provides for stock options, restricted stock awards and performance share awards based on Harris Stratex Networks Class A common stock. Harris Stratex Networks also assumed all of the former Stratex outstanding stock options as of January 26, 2007, as part of the combination with Stratex (“Harris Stratex Networks Plans”). We believe that such awards more closely align the interests of our employees with those of our shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our stock incentive plans).

Summary of Stock-Based Compensation Expense

The following table summarizes the components and classification of stock-based compensation expense:

	2008	2007	2006
	(In millions)

Total Harris expense	$30.4	$23.0	$16.9
Total Harris Stratex Networks expense	7.8	5.7	1.7

Total stock-based compensation expense	$38.2	$28.7	$18.6

Included in:
Cost of product sales and services	$3.4	$1.9	$0.7
Engineering, selling and administrative expenses	34.8	26.8	17.9

Income from continuing operations	38.2	28.7	18.6
Tax effect on stock-based compensation expense	(12.1)	(9.4)	(6.1)

Total stock-based compensation expense after tax	$26.1	$19.3	$12.5

Compensation cost related to share-based compensation arrangements that was capitalized as part of inventory or fixed assets as of June 27, 2008, June 29, 2007 and June 30, 2006 was not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Harris Plans

Shares of common stock remaining available for future issuance under Harris Plans totaled 23,515,626 as of June 27, 2008. In fiscal 2008, we issued an aggregate of 1,367,588 shares of common stock under the terms of Harris Plans, which is net of shares withheld for tax purposes.

Stock Options

The following information relates to stock options that have been granted under shareholder-approved Harris Plans. Option exercise prices are equal to or greater than the fair market value of Harris common stock on the date the options are granted, using the closing stock price of Harris common stock. Options may be exercised for a period set at the time of grant, which generally ranges from seven to ten years after the date of grant, and they generally become exercisable in installments, which are typically 50 percent one year from the grant date, 25 percent two years from the grant date and 25 percent three years from the grant date. A significant number of options granted by us in fiscal 2006 are subject to a vesting schedule in which they were 50 percent exercisable prior to the end of such fiscal year, a period of approximately 10 months from the grant date.

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

A summary of the significant assumptions used in calculating the fair value of stock option grants under Harris Plans is as follows:

	2008	2007	2006

Expected dividends	1.0%	1.0%	0.9%
Expected volatility	31.2%	35.8%	36.1%
Risk-free interest rates	4.3%	4.8%	4.1%
Expected term (years)	4.26	3.42	3.35

A summary of stock option activity under Harris Plans as of June 27, 2008 and changes during fiscal 2008, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (In Years)	Intrinsic Value
				(In millions)

Stock options outstanding at June 29, 2007	5,188,348	$28.50
Stock options forfeited or expired	(66,424)	$43.06
Stock options granted	1,031,490	$58.72
Stock options exercised	(1,316,339)	$24.97

Stock options outstanding at June 27, 2008	4,837,075	$35.72	4.60	$82.6

Stock options exercisable at June 27, 2008	3,053,559	$26.44	4.00	$75.6

The weighted-average grant-date fair value was $14.88 per share, $11.59 per share and $10.82 per share for options granted during fiscal 2008, 2007 and 2006, respectively. The total intrinsic value of options exercised during fiscal 2008, 2007 and 2006 was $46.8 million, $49.4 million and $46.9 million, respectively, at the time of exercise.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of Harris nonvested stock options at June 27, 2008 and changes during fiscal 2008, is as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Nonvested stock options at June 29, 2007	1,950,557	$10.52
Stock options granted	1,031,490	$14.88
Stock options vested	(1,198,531)	$10.13

Nonvested stock options at June 27, 2008	1,783,516	$13.31

As of June 27, 2008, there was $23.7 million of total unrecognized compensation cost related to nonvested stock options granted under Harris Plans. This cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of stock options that vested during fiscal 2008, 2007 and 2006 was approximately $12.1 million, $6.1 million and $11.1 million, respectively.

Restricted Stock Awards

The following information relates to awards of restricted stock and restricted stock units that have been granted to employees under Harris Plans. The restricted stock and restricted stock units are not transferable until vested and the restrictions lapse upon the achievement of continued employment over a specified time period.

The fair value of each restricted stock grant is based on the closing price of Harris stock on the date of grant and is amortized to compensation expense over its vesting period. At June 27, 2008, there were 372,566 shares of restricted stock outstanding.

The fair value of each restricted stock unit, which can be distributed in cash or shares, is equal to the most probable estimate of intrinsic value at the time of distribution and is amortized to compensation expense over the vesting period. At June 27, 2008, we had 61,450 restricted stock units outstanding.

A summary of the status of Harris restricted stock and restricted stock units at June 27, 2008 and changes during fiscal 2008, is as follows:

		Weighted-
		Average
		Grant
	Shares	Price

Restricted stock and restricted stock units outstanding at June 29, 2007	490,561	$37.82
Restricted stock and restricted stock units granted	121,050	$57.47
Restricted stock and restricted stock units vested	(111,345)	$31.66
Restricted stock and restricted stock units forfeited	(66,250)	$22.76

Restricted stock and restricted stock units outstanding at June 27, 2008	434,016	$47.18

As of June 27, 2008, there was $10.4 million of total unrecognized compensation cost related to restricted stock and restricted stock unit awards under Harris Plans. This cost is expected to be recognized over a weighted-average period of 1.4 years. The weighted-average grant date price per share of restricted stock and per unit of restricted stock units granted during fiscal 2008, 2007 and 2006 was $57.47, $45.92 and $39.45, respectively. The total fair value of restricted stock and restricted stock units that vested during fiscal 2008, 2007 and 2006 was approximately $3.5 million, $1.6 million and $1.1 million, respectively.

Performance Share Awards

The following information relates to awards of performance shares and performance share units that have been granted to employees under Harris Plans. Generally, performance share and performance share unit awards are subject to performance criteria such as meeting predetermined earnings and return on invested capital targets for a three-year plan period. These awards also generally vest at the expiration of the same three-year period. The final determination of the number of shares to be issued in respect of an award is determined by Harris’ Board of Directors or a committee of Harris’ Board of Directors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each performance share is based on the closing price of Harris stock on the date of grant and is amortized to compensation expense over its vesting period, if achievement of the performance measures is considered probable. At June 27, 2008, there were 629,655 performance shares outstanding.

The fair value of each performance share unit, which can be distributed in cash or shares, is equal to the most probable estimate of intrinsic value at the time of distribution and is amortized to compensation expense over the vesting period. At June 27, 2008, there were 46,140 performance share units outstanding.

A summary of the status of Harris performance shares and performance share units at June 27, 2008 and changes during fiscal 2008, is as follows:

		Weighted-
		Average
		Grant
	Shares	Price

Performance shares and performance share units outstanding at June 29, 2007	696,328	$35.74
Performance shares and performance share units granted	314,509	$46.86
Performance shares and performance share units vested	(320,166)	$24.16
Performance shares and performance share units forfeited	(14,876)	$45.39

Performance shares and performance share units outstanding at June 27, 2008	675,795	$46.30

As of June 27, 2008, there was $12.5 million of total unrecognized compensation cost related to performance share and performance share unit awards under Harris Plans. This cost is expected to be recognized over a weighted-average period of 1.4 years. The weighted-average grant date price per share of performance shares and per unit of performance share units granted during fiscal 2008, 2007 and 2006 was $46.86, $43.88 and $37.37, respectively. The total fair value of performance share and performance share units that vested during fiscal 2008, 2007 and 2006 was approximately $7.7 million, $4.5 million and $1.5 million, respectively.

Other

Prior to fiscal 2008, under Harris U.S. retirement plans, most U.S.-based employees were able to select an option to invest in Harris’ common stock at 70 percent of current market value limited to the lesser of (a) one percent of their eligible compensation and (b) 20 percent of a participant’s total contribution to the plan, which was matched by us. The discount from fair market value on common stock purchased by employees under Harris U.S. retirement plans was charged to compensation expense in the period of the related purchase. Effective in fiscal 2008, we no longer provide a discount to invest in Harris’ common stock.

Harris Stratex Networks Plans

As of June 27, 2008, Harris Stratex Networks had one stock incentive plan for employees and outside directors, the 2007 Stock Equity Plan (the “Harris Stratex Networks 2007 Plan”), which was adopted by the Harris Stratex Networks board of directors and approved by Harris as the sole shareholder in January 2007. Harris Stratex Networks believes that awards under this plan more closely align the interests of Harris Stratex Networks employees with those of Harris Stratex Networks shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under the Harris Stratex Networks 2007 Plan). Shares of Harris Stratex Networks Class A common stock remaining available for future issuance under the Harris Stratex Networks 2007 Plan totaled 4,389,488 as of June 27, 2008. The Harris Stratex Networks 2007 Plan provides for the issuance of share-based awards in the form of stock options, restricted stock awards and performance share awards.

Harris Stratex Networks also assumed all of the former Stratex outstanding stock options as of January 26, 2007, as part of the combination with Stratex. For the portion of these assumed stock options that were vested at the date of the combination with Stratex, Harris Stratex Networks included their fair value of $15.5 million as part of the purchase price. During fiscal 2007, Harris Stratex Networks also recognized $0.9 million in compensation expense related to the acceleration of options in connection with the employment termination of one of Harris Stratex Networks’ executive officers and $0.9 million in compensation cost related to the acceleration of options charged to goodwill, both items accounted for as modifications under Statement 123R.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options Awarded — Harris Stratex Networks 2007 Plan

The following information relates to stock options that have been granted under the Harris Stratex Networks 2007 Plan. Option exercise prices are equal to the fair market value of Harris Stratex Networks Class A common stock on the date the options are granted, using the closing price of Harris Stratex Networks Class A common stock. Options may be exercised for a period set at the time of grant, generally 7 years after the date of grant, and they generally vest in installments of 50 percent one year from the grant date, 25 percent two years from the grant date and 25 percent three years from the grant date.

The Black-Scholes-Merton option-pricing model is used to estimate the fair value of stock option awards. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by Harris Stratex Networks Class A common stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the expected term of the award, the expected stock price volatility over the expected term of the awards, the risk-free interest rate and expected dividends. Harris Stratex Networks calculates the expected term of option awards using the “Simplified Method” in accordance with Staff Accounting Bulletins No. 107 and No. 110 due to the short period of its operating history. Expected stock price volatility is based on an analysis of historical volatility of publicly-traded companies with similar characteristics, including industry, size and financial leverage. The risk-free interest rate is based on U.S. Treasury instruments whose terms are consistent with the expected award terms at the grant date. Harris Stratex Networks estimates that it will not be paying dividends within the expected terms of its option awards. Due to the inherent limitations of option-valuation models, including consideration of future events that are unpredictable and the estimation process utilized in determining the valuation of the share-based awards, the ultimate value realized by Harris Stratex Networks employees may vary significantly from the amounts expensed in our financial statements. For restricted stock awards and performance share awards, the grant date fair value is measured based upon the closing market price of Harris Stratex Networks Class A common stock on the date of the grant.

For stock options and restricted stock awards, Harris Stratex Networks recognizes compensation cost on a straight-line basis over the awards’ vesting periods for those awards which contain only a service vesting feature. For awards with a performance condition vesting feature, when achievement of a portion or all of the performance condition is deemed probable, Harris Stratex Networks recognizes compensation cost on a straight-line basis over the awards’ expected vesting periods. Vesting of performance share awards is subject to performance criteria including meeting net income and cash flow targets for a 29-month plan period ending July 3, 2009 and continued employment through the end of that period. The final determination of the number of shares to be issued in respect of an award is determined by the Harris Stratex Networks Board of Directors, or a committee of Harris Stratex Networks’ Board of Directors.

Statement 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Forfeitures were estimated based on the historical experience at Stratex for those options assumed, and on the historical experience at Harris for Harris Stratex Networks employees that were formerly employees of Harris’ Microwave Communications Division. For fiscal 2008 and fiscal 2007 awards, Harris Stratex Networks estimated the forfeiture rate to be 5%. Harris Stratex Networks expects forfeitures to be 8% annually for the Stratex options assumed. Share-based compensation expense was recorded net of estimated forfeitures such that expense was recorded only for those share-based awards that are expected to vest. True-ups of forfeiture estimates are made quarterly on a grant-by-grant basis.

A summary of the significant assumptions used in calculating the fair value of Harris Stratex Networks’ fiscal 2008 stock option grants is as follows:

	Grant Date
	December 4, 2007	February 20, 2008	March 18, 2008

Expected dividends	0.0%	0.0%	0.0%
Expected volatility	55.6%	55.5%	55.6%
Risk-free interest rate	3.35%	3.18%	2.62%
Expected term (years)	5.9	5.9	5.9
Stock price on date of grant	$16.27	$10.56	$8.84
Number of stock options granted	12,470	2,520	5,060
Fair value per option on date of grant	$8.91	$5.76	$4.76

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the significant assumptions used in calculating the fair value of Harris Stratex Networks’ fiscal 2007 stock option grants is as follows:

	Grant Date
	February 28, 2007	June 12, 2007

Expected dividends	0.0%	0.0%
Expected volatility	62.64%	61.10%
Risk-free interest rate	4.52%	5.18%
Expected term (years)	5.0	5.0
Stock price on date of grant	$20.40	$16.48
Number of stock options granted	292,400	19,800
Fair value per option on date of grant	$11.61	$9.35

A summary of the status of stock options under the Harris Stratex Networks 2007 Plan as of June 27, 2008 and changes during fiscal 2008, is as follows:

				Weighted
				Average
				Remaining
		Weighted	Weighted	Contractual	Aggregate
		Average	Average Grant	Life	Intrinsic
	Shares	Exercise Price	Date Fair Value	(In Years)	Value

Stock options outstanding at June 29, 2007	312,200	$20.15	$11.47
Stock options forfeited or expired	(42,500)	$20.40	$11.47
Stock options granted	20,050	$13.68	$7.47
Stock options exercised	—	$—	$—

Stock options outstanding at June 27, 2008	289,750	$19.67	$11.23	5.8	$—

Stock options exercisable at June 27, 2008	147,700	$20.14	$11.23	5.7	$—

The aggregate intrinsic value represents the total pre-tax intrinsic value or the aggregate difference between the closing price of Harris Stratex Networks Class A common stock on June 27, 2008 of $9.58 and the exercise price for in-the-money options that would have been received by the optionees if all options had been exercised on June 27, 2008. There was no intrinsic value of options exercised during fiscal 2008 since none were exercised.

A summary of the status of nonvested stock options as of June 27, 2008 granted under the Harris Stratex Networks 2007 Plan and changes during fiscal 2008, is as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Nonvested stock options at June 29, 2007	312,200	$11.47
Stock options granted	20,050	$7.47
Stock options cancelled	(42,500)	$11.47
Stock options vested	(147,700)	$11.47

Nonvested stock options at June 27, 2008	142,050	$10.90

As of June 27, 2008, there was $1.4 million of total unrecognized compensation expense related to nonvested stock options granted under the Harris Stratex Networks 2007 Plan. This cost is expected to be recognized over a weighted-average period of 1.2 years. The total fair value of stock options that vested during fiscal 2008 and 2007 was $1.7 million and zero, respectively.

Restricted Stock Awards — Harris Stratex Networks 2007 Plan

The following information relates to awards of restricted stock that were granted to employees and outside directors under the Harris Stratex Networks 2007 Plan. The restricted stock is not transferable until vested and the restrictions lapse upon the achievement of continued employment or service over a specified time period. Restricted stock issued to employees cliff vests 3 years after grant date. Restricted stock issued to outside directors generally vests in quarterly increments through 1 year after grant date. The fair value of each restricted stock grant is based

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the closing price of Harris Stratex Networks Class A common stock on the date of grant and is amortized to compensation expense over its vesting period.

A summary of the status of Harris Stratex Networks restricted stock at June 27, 2008 and changes during fiscal 2008, is as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Restricted stock outstanding at June 29, 2007	135,655	$20.30
Restricted stock granted	53,690	$9.68
Restricted stock vested and released	(31,888)	$17.84
Restricted stock forfeited	(13,000)	$20.40

Restricted stock outstanding at June 27, 2008	144,457	$16.89

As of June 27, 2008, there was $1.5 million of total unrecognized compensation expense related to restricted stock awards under the Harris Stratex Networks 2007 Plan. This cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of restricted stock awards that vested during fiscal 2008 and 2007 was $0.6 million and $0.2 million, respectively.

Performance Share Awards — Harris Stratex Networks 2007 Plan

The following information relates to awards of performance shares that have been granted to employees under the Harris Stratex Networks 2007 Plan. Vesting of performance share awards is subject to performance criteria including meeting net income and cash flow targets for a 29-month plan period ending June 26, 2009 and continued employment at the end of that period. The final determination of the number of shares to be issued in respect of an award is determined by the Harris Stratex Networks Board of Directors or a committee of Harris Stratex Networks’ Board of Directors.

The fair value of each performance share is based on the closing price of Harris Stratex Networks Class A common stock on the date of grant and is amortized to compensation expense over its vesting period, if achievement of the performance measures is considered probable.

A summary of the status of Harris Stratex Networks performance shares at June 27, 2008 and changes during fiscal 2008, is as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Performance shares outstanding at June 29, 2007	150,800	$20.15
Performance shares granted	6,900	$15.06
Performance shares vested	(11,550)	$20.40
Performance shares forfeited	(21,350)	$20.40

Performance shares outstanding at June 27, 2008	124,800	$19.85

As of June 27, 2008, there was $1.0 million of total unrecognized compensation expense related to performance share awards under the Harris Stratex Networks 2007 Plan. This cost is expected to be recognized over a weighted-average period of 1.0 year. The total fair value of performance share awards that vested during fiscal 2008 and 2007 was $0.2 million and zero, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options Assumed from Stratex

A summary of the status of stock options assumed in the combination with Stratex at June 27, 2008 and changes during fiscal 2008, is as follows:

			Weighted
			Average
			Remaining
			Contractual	Aggregate
	Number of	Weighted Average	Life	Intrinsic
	Options	Exercise Price	(In Years)	Value
				(In millions)

Stock options outstanding June 29, 2007	2,904,516	$23.08
Stock options forfeited or expired	(257,014)	$26.12
Stock options exercised	(129,038)	$11.45

Stock options outstanding at June 27, 2008	2,518,464	$23.36	2.7	$1.0

Stock options exercisable at June 27, 2008	2,359,362	$23.86	2.6	$1.0

The aggregate intrinsic value represents the total pre-tax intrinsic value or the aggregate difference between the closing price of Harris Stratex Networks Class A common stock on June 27, 2008 of $9.58 and the exercise price for in-the-money options that would have been received by the optionees if all options had been exercised on June 27, 2008.

The total intrinsic value of options exercised during fiscal 2008 was $0.8 million and for fiscal 2007 during the period from the January 26, 2007 date of assumption through June 29, 2007 was $2.5 million, at the time of exercise.

A summary of the status of Harris Stratex Networks nonvested stock options assumed in the combination with Stratex at June 27, 2008 and changes during fiscal 2008, is as follows:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Nonvested stock options at June 29, 2007	462,520	$9.15
Stock options cancelled	(123,214)	$9.69
Stock options vested	(180,204)	$8.56

Nonvested stock options at June 27, 2008	159,102	$9.38

As of June 27, 2008, there was $1.7 million of total unrecognized compensation cost related to nonvested stock options assumed in the combination with Stratex. This cost is expected to be recognized over a weighted-average period of 0.6 years. The total fair value of stock options assumed in the combination with Stratex that vested during fiscal 2008 and 2007 was $1.5 million and $1.8 million, respectively.

NOTE 15:	NET INCOME PER DILUTED SHARE

The computations of net income per diluted share are as follows:

	2008	2007	2006
	(In millions, except per share amounts)

Net income	$444.2	$480.4	$237.9
Impact of convertible debentures	0.5	3.9	3.9

Net income used in diluted share calculation (A)	$444.7	$484.3	$241.8

Basic weighted average shares outstanding	133.9	132.5	132.9
Impact of dilutive stock options	1.8	2.0	2.1
Impact of convertible debentures	0.8	6.6	6.6

Diluted weighted average shares outstanding (B)	136.5	141.1	141.6

Net income per diluted share (A)/(B)	$3.26	$3.43	$1.71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal 2003, we issued $150 million in aggregate principal amount of 3.5% Convertible Debentures due August 2022. Holders of the debentures had the right to convert each of their debentures into shares of our common stock prior to the stated maturity. During fiscal 2008, each holder received 44.2404 shares of our common stock for each $1,000 of debentures surrendered for conversion. This represented a conversion price of $22.625 per share of our common stock. All outstanding debentures were either converted or redeemed during the first quarter of fiscal 2008. See Note 13: Long-Term Debt for additional information regarding these debentures.

For purposes of calculating net income per diluted share, the numerator has not been adjusted to consider the effect of potentially dilutive securities of Harris Stratex Networks because the effect would have been antidilutive due to the net losses incurred by Harris Stratex Networks during fiscal years 2008 and 2007.

Potential dilutive common shares primarily consist of employee stock options. Employee stock options to purchase approximately 1,027,350, zero and 20,800 shares of Harris stock at the end of fiscal 2008, 2007 and 2006, respectively, were outstanding, but were not included in the computation of net income per diluted share because the effect would have been antidilutive as the options’ exercise prices exceeded the average market price.

NOTE 16:	RESEARCH AND DEVELOPMENT

Company-sponsored research and product development costs are expensed as incurred. These costs were $275.0 million in fiscal 2008, $234.6 million in fiscal 2007 and $197.8 million in fiscal 2006. Customer-sponsored research and development costs are incurred pursuant to contractual arrangements and are accounted for principally by the percentage-of-completion method. Customer-sponsored research and development costs incurred under U.S. Government-sponsored contracts require us to provide a product or service meeting certain defined performance or other specifications (such as designs). Customer-sponsored research and development was $731.8 million in fiscal 2008, $689.0 million in fiscal 2007 and $626.0 million in fiscal 2006. Customer-sponsored research and development is included in our revenue and cost of product sales and services.

NOTE 17:	INTEREST EXPENSE

Total interest expense was $55.7 million in fiscal 2008, $41.1 million in fiscal 2007 and $36.5 million in fiscal 2006. Interest attributable to funds used to finance major long-term projects can be capitalized as an additional cost of the related asset. Interest of $0.1 million was capitalized in fiscal 2008. No interest was capitalized in fiscal 2007 or in fiscal 2006. Interest paid was $56.5 million in fiscal 2008, $39.6 million in fiscal 2007 and $31.8 million in fiscal 2006.

NOTE 18:	LEASE COMMITMENTS

We account for leases in accordance with the provisions of Statement of Financial Accounting Standard No. 13, “Accounting for Leases” and other related authoritative guidance. Total rental expense amounted to $47.1 million in fiscal 2008, $35.5 million in fiscal 2007 and $30.6 million in fiscal 2006. Future minimum rental commitments under leases with an initial lease term in excess of one year, primarily for land and buildings, amounted to approximately $167.4 million at June 27, 2008. These commitments for the years following fiscal 2008 and, in total, thereafter are: fiscal 2009 — $76.1 million; fiscal 2010 — $32.4 million; fiscal 2011 — $20.6 million; fiscal 2012 — $12.3 million; fiscal 2013 — $9.2 million; and $16.8 million thereafter. These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions. We do not consider any of these individual leases material to our operations. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the current lease term, or estimated life, if shorter.

NOTE 19:	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

We use foreign exchange contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers, and intercompany loans. We believe the use of foreign currency financial instruments should reduce the risks that arise from doing business in international markets. At June 27, 2008, we had open foreign exchange contracts with a notional amount of $127.8 million, of which $49.9 million were classified as cash flow hedges, $16.7 million were classified as fair value hedges and $61.2 million were not designated hedges under the provisions of Statement 133. This compares with total foreign exchange contracts with a notional amount of $107.2 million as of June 29, 2007,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of which $29.8 million were classified as cash flow hedges, $40.0 million were classified as fair value hedges and $37.4 million were not designated hedges under the provisions of Statement 133. At June 27, 2008, contract expiration dates range from less than one month to 22 months with a weighted average contract life of 2 months.

More specifically, the foreign exchange contracts classified as cash flow hedges are primarily being used to hedge currency exposures from cash flows anticipated in our Harris Stratex Networks segment related to customer orders denominated in non-functional currencies that are currently in backlog and in our Defense Communications and Electronics segment related to programs in the U.K., Canada and the Netherlands. We have hedged the forecasted cash flows related to payments made to our U.S. operations to maintain our anticipated profit margins. We also have hedged U.S. dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of June 27, 2008, we estimated that a pre-tax loss of $1.7 million would be reclassified into net income from comprehensive income within the next 12 months related to these cash flow hedges.

The net gain included in our net income in fiscal 2008, 2007 and 2006 representing the amount of fair value and cash flow hedges’ ineffectiveness was not material. Amounts recognized in our net income in fiscal 2008, 2007 and 2006 related to the component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness were also not material. In addition, no amounts were recognized in our net income in fiscal 2008, 2007 and 2006 related to hedged firm commitments that no longer qualify as fair value hedges. All of these derivatives were recorded at their fair value on our Consolidated Balance Sheet in accordance with Statement 133.

NOTE 20:	NON-OPERATING INCOME (LOSS)

The components of non-operating income (loss) are as follows:

	2008	2007	2006
	(In millions)

Gain on AuthenTec warrants	$5.6	$—	$—
Gain on the sale of securities available-for-sale	9.8	—	—
Gain on the sale of investments	—	2.9	—
Write-down of investments for other-than-temporary decreases in market value	(0.5)	(19.8)	(6.9)
Royalty income (expense)	(0.6)	0.6	5.6
Other	(2.9)	0.1	0.1

	$11.4	$(16.2)	$(1.2)

Substantially all of the gain realized on the sale of securities available-for-sale were transferred from accumulated other comprehensive income.

NOTE 21:	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are as follows:

	2008	2007
	(In millions)

Foreign currency translation	$46.5	$24.3
Net unrealized gain on securities available-for-sale, net of income tax	4.8	16.7
Net unrealized loss on hedging derivatives, net of income tax	(1.1)	—
Unamortized loss on treasury lock, net of income tax	(5.2)	—
Unrecognized pension obligations, net of income tax	(19.0)	(22.4)

	$26.0	$18.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 22:	INCOME TAXES

The provisions for income taxes are summarized as follows:

	2008	2007	2006
	(In millions)

Current:
United States	$201.1	$166.2	$109.8
International	8.9	13.9	(2.5)
State and local	22.5	21.1	10.4

	232.5	201.2	117.7

Deferred:
United States	(31.0)	(16.4)	23.3
International	4.1	5.0	5.9
State and local	(4.1)	1.1	(4.0)

	(31.0)	(10.3)	25.2

	$201.5	$190.9	$142.9

The components of deferred income tax assets (liabilities) are as follows:

	2008		2007
	Current	Non-Current	Current	Non-Current
	(In millions)

Inventory valuations	$35.9	$—	$35.7	$—
Accruals	103.0	15.4	96.8	4.4
Depreciation	—	(17.2)	—	(28.7)
Domestic tax loss and credit carryforwards	—	133.6	—	93.4
International tax loss and credit carryforwards	—	64.7	—	68.3
International research and development expense deferrals	—	37.7	—	27.9
Acquired intangibles	—	(134.3)	—	(120.1)
Share-based compensation	—	23.9	—	14.5
FAS 158 unfunded pension liability	—	9.2	—	10.8
All other — net	1.5	14.4	(5.1)	2.5

	140.4	147.4	127.4	73.0
Valuation allowance	(23.2)	(177.3)	(33.1)	(134.8)

	$117.2	$(29.9)	$94.3	$(61.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the statutory United States income tax rate to the effective income tax rate follows:

	2008	2007	2006

Statutory U.S. income tax rate	35.0%	35.0%	35.0%
State taxes	1.3	2.5	1.1
International income	(3.3)	0.1	3.6
Tax benefits related to export sales	—	(0.5)	(2.0)
Settlement of tax audits	(1.8)	(2.0)	—
Research and development tax credit	(0.7)	(1.1)	(0.4)
Purchased in-process research and development and other non-deductible acquisition-related items	—	0.8	0.6
Lookback and other interest	0.4	0.2	0.3
U.S. production activity benefit	(1.6)	(0.7)	(0.9)
Nontaxable gain on formation of Harris Stratex Networks	—	(5.6)	—
Valuation allowance	2.8	—	—
Other items	(0.5)	0.2	0.2

Effective income tax rate	31.6%	28.9%	37.5%

United States income taxes have not been provided on $449.3 million of undistributed earnings of international subsidiaries because of our intention to reinvest these earnings indefinitely. Determination of unrecognized deferred U.S. tax liability for the undistributed earnings of international subsidiaries is not practicable. We have not recognized a deferred tax liability for the difference between the book basis and the tax basis of our investment in the stock of our domestic subsidiaries, related primarily to unremitted earnings of subsidiaries, because we do not expect this basis difference to become subject to tax at the parent level. We believe we can implement certain tax strategies to recover our investment in our domestic subsidiaries tax-free. Tax loss and credit carryforwards as of June 27, 2008 have expiration dates ranging between one year and no expiration in certain instances. The amount of federal, international, and state and local tax loss carryforwards as of June 27, 2008 were $262.1 million, $235.5 million and $89.0 million, respectively. The provision for income taxes did not include any benefits attributable to the utilization of certain state net operating loss and credit carryforwards in fiscal 2008 or fiscal 2007 but did include $6.5 million of benefits fiscal 2006. Pre-tax income (loss) of international subsidiaries was $87.2 million in fiscal 2008, $37.7 million in fiscal 2007 and $(9.9) million in fiscal 2006. Income taxes paid were $212.4 million in fiscal 2008, $160.8 million in fiscal 2007 and $90.6 million in fiscal 2006. The valuation allowance increased $32.6 million from $167.9 million at the end of fiscal 2007 to $200.5 million at the end of fiscal 2008. Of the $200.5 million valuation allowance as of June 27, 2008, $98.8 million is attributable to acquired deferred tax assets, any realization of which will be reflected as a change in goodwill. The valuation allowance has been established for financial reporting purposes, to offset certain domestic and foreign deferred tax assets due to uncertainty regarding our ability to realize them in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We adopted FIN 48 effective for fiscal 2008 (which began June 30, 2007). FIN 48 generally clarifies and sets forth consistent rules for accounting for uncertain income tax positions in accordance with Statement 109. We recognized an immaterial cumulative effect adjustment reducing our liability for unrecognized tax benefits, interest and penalties and increasing the June 30, 2007 balance of our retained earnings. The adoption also resulted in a reclassification of certain tax liabilities from current to non-current. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Unrecognized
Tax
Benefits
(In millions)

Balance at June 30, 2007	$81.2
Additions based on tax positions taken during the current year	2.0
Additions based on tax positions taken during prior years	3.9
Decreases based on tax positions taken during the current year	—
Decreases based on tax positions taken during prior years	(10.8)
Decreases from settlements	(2.2)
Decreases from a lapse of statute of limitations	(1.9)

Balance at June 27, 2008	$72.2

As of June 27, 2008, we had $72.2 million of unrecognized tax benefits, of which $22.5 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized.

We recognize accrued interest and penalties related to unrecognized tax benefits as part of our income tax expense. We had accrued $5.4 million for the potential payment of interest and penalties as of June 30, 2007 (and this amount was not included in the $81.2 million of unrecognized tax benefits balance at June 30, 2007 shown above) and $3.7 million of this total could favorably impact future tax rates. We had accrued $2.7 million for the potential payment of interest and penalties as of June 27, 2008 (and this amount was not included in the $72.2 million of unrecognized tax benefits balance at June 27, 2008 shown above) and $1.9 million of this total could favorably impact future tax rates.

We file numerous separate and consolidated income tax returns reporting our financial results and, where appropriate, our subsidiaries and affiliates, in the U.S. Federal jurisdiction, and various state, local and foreign jurisdictions. We are currently under examination by the Internal Revenue Service (“IRS”) for fiscal 2007. Pursuant to the Compliance Assurance Process, the IRS is also examining fiscal 2008 and fiscal 2009. We are currently under examination by the Canadian Revenue Agency for fiscal years 2003 through 2007 and appealing portions of a Canadian assessment relating to fiscal years 2000 through 2002. We are currently under examination by various state and international tax authorities for fiscal years ranging from 1990 through 2006. It is reasonably possible that there could be a significant decrease or increase to our unrecognized tax benefit balance during the course of the next twelve months as these examinations continue, other tax examinations commence or various statutes of limitations expire. An estimate of the range of possible changes cannot be made because of the significant number of jurisdictions in which we do business and the number of open tax periods.

NOTE 23:	BUSINESS SEGMENTS

Effective for fiscal 2008 (which began June 30, 2007), our Defense Programs area, which was previously included in our Government Communications Systems segment, was combined with our RF Communications business, and the combined business is reported as our Defense Communications and Electronics segment for fiscal 2008. Our Broadcast Communications and Harris Stratex Networks segments did not change as a result of the adjustments to our organizational structure. The historical results, discussion and presentation of our business segments as set forth in this Annual Report on Form 10-K reflect the impact of these adjustments to our organizational structure for all periods presented in this Annual Report on Form 10-K.

We report results of operations for fiscal 2008 in four business segments — Defense Communications and Electronics, Government Communications Systems, Broadcast Communications and Harris Stratex Networks. Our Defense Communications and Electronics segment is a global supplier of highly secure radio communications products and systems for defense and government operations; designs, develops and supplies state-of-the-art communications and information networks and equipment; and conducts advanced research studies, primarily for the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. Department of Defense and other Federal and state agencies, for international customers in government, defense and peacekeeping organizations in more than 100 countries, and for other aerospace and defense companies. Our Government Communications Systems segment develops, designs and supports information systems for image and other data collection, processing, analysis, interpretation, display, storage and retrieval; develops integrated intelligence, surveillance and reconnaissance solutions; offers enterprise IT and communications engineering, operations and support services; and conducts advanced research studies, primarily for a diversified group of U.S. Government agencies other than the U.S. Department of Defense, for state government agencies and for other aerospace and defense companies. Our Broadcast Communications segment serves the global digital and analog media markets, providing infrastructure and networking products and solutions, media and workflow solutions, and television and radio transmission equipment and systems. Our Harris Stratex Networks segment offers reliable, flexible, scalable and cost-efficient wireless transmission network solutions, including microwave radio systems and network management software, which are backed by comprehensive services and support, primarily to mobile and fixed telephone service providers, private network operators, government agencies, transportation and utility companies, public safety agencies and broadcast system operators. Within each of our business segments, there are multiple program areas and product lines that aggregate into our four business segments described above.

The accounting policies of our operating segments are the same as those described in Note 1: Significant Accounting Policies. We evaluate each segment’s performance based on its “operating income (loss),” which we define as profit or loss from operations before income taxes and minority interest excluding interest income and expense, equity income and gains or losses from securities and other investments. Intersegment sales among our Defense Communications and Electronics, Government Communications Systems and Broadcast Communications segments are transferred at cost to the buying segment and the sourcing segment recognizes a normal profit that is eliminated. Intersegment sales between our Harris Stratex Networks segment and any of our Defense Communications and Electronics, Government Communications Systems and Broadcast Communications segments are recorded as arms length transactions. The “Corporate eliminations” line item in the tables below represents the elimination of intersegment sales and their related profits. The “Headquarters” line item in the tables below represents the portion of corporate expenses not allocated to the business segments.

Our products and systems are produced principally in the United States with international revenue derived primarily from exports. No revenue earned from any individual foreign country exceeded 3 percent of our total revenue during fiscal 2008, 2007 or 2006.

Sales made to the U.S. Government by all segments (primarily our Defense Communications and Electronics segment and our Government Communications Systems segment) as a percentage of total revenue were 68.3 percent in fiscal 2008, 65.9 percent in fiscal 2007 and 66.2 percent in fiscal 2006. Revenue from services in fiscal 2008 was approximately 4.1 percent, 46.0 percent, 7.7 percent and 15.0 percent of total revenue in our Defense Communications and Electronics, Government Communications Systems, Broadcast Communications and Harris Stratex Networks segments, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected information by business segment and geographical area is summarized below:

	2008	2007	2006
	(In millions)

Total Assets
Defense Communications and Electronics	$620.5	$520.6	$465.9
Government Communications Systems	1,094.1	1,018.6	529.1
Broadcast Communications	1,404.4	1,350.0	1,336.8
Harris Stratex Networks	875.2	941.8	340.7
Headquarters	564.4	575.0	469.8

	$4,558.6	$4,406.0	$3,142.3

Capital Expenditures
Defense Communications and Electronics	$42.8	$32.0	$50.1
Government Communications Systems	33.0	26.7	28.0
Broadcast Communications	15.1	10.5	9.1
Harris Stratex Networks	8.8	7.7	6.0
Headquarters	13.2	11.9	8.6

	$112.9	$88.8	$101.8

Depreciation and Amortization
Defense Communications and Electronics	$28.2	$24.0	$19.1
Government Communications Systems	46.3	33.2	26.8
Broadcast Communications	47.0	40.4	32.6
Harris Stratex Networks	34.6	40.2	10.4
Headquarters	17.5	12.7	9.5

	$173.6	$150.5	$98.4

Geographical Information
U.S. operations:
Revenue	$4,621.4	$3,892.5	$3,146.3
Long-lived assets	$1,855.3	$1,864.0	$1,298.1
International operations:
Revenue	$689.6	$350.5	$328.5
Long-lived assets	$656.6	$713.2	$405.3

Headquarters assets consist primarily of cash, short-term investments, marketable equity securities, buildings, equipment and selected investments. Depreciation and amortization includes identifiable intangible assets, capitalized software and debt issuance costs amortization of $82.3 million, $75.0 million and $34.2 million in fiscal 2008, 2007 and 2006, respectively.

Export revenue was $594.1 million in fiscal 2008, $613.9 million in fiscal 2007 and $418.0 million in fiscal 2006. Fiscal 2008 export revenue and revenue from international operations was principally from Europe, Africa, Canada, Latin America, the Middle East and Asia. Fiscal 2008 long-lived assets from international operations were principally in Canada, which had $324.2 million and Singapore, which had $237.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue and income before income taxes and minority interest by segment follows:

Revenue

	2008	2007	2006
	(In millions)

Defense Communications and Electronics	$1,975.2	$1,660.8	$1,292.8
Government Communications Systems	1,999.8	1,512.6	1,328.3
Broadcast Communications	643.1	599.5	538.4
Harris Stratex Networks	718.4	508.0	348.7
Corporate eliminations	(25.5)	(37.9)	(33.4)

	$5,311.0	$4,243.0	$3,474.8

Income Before Income Taxes and Minority Interest

	2008(2)	2007(3)	2006(4)
	(In millions)

Segment Operating Income (Loss):
Defense Communications and Electronics	$599.8	$487.1	$354.1
Government Communications Systems	149.8	140.0	141.4
Broadcast Communications	33.8	11.9	22.8
Harris Stratex Networks	(28.5)	146.9	(19.6)
Headquarters expense	(74.0)	(69.6)	(75.4)
Corporate eliminations	(5.4)	(11.7)	(16.6)
Non-operating income (loss)(1)	11.4	(16.2)	(1.2)
Net interest	(48.4)	(27.6)	(24.7)

	$638.5	$660.8	$380.8

(1)	“Non-operating income (loss)” includes royalties and related intellectual property expenses, gains on sales of securities available-for-sale, gains and losses from the sale of investments, and write-downs of investments for other-than-temporary decreases in market value and other items. Additional information regarding non-operating income (loss) is set forth in Note 20: Non-Operating Income (Loss).

(2)	The operating income in the Government Communications Systems segment includes $10.0 million of income related to the renegotiation of pricing on an IT services contract offset by $75.9 million ($47.1 million after-tax, or $0.34 per diluted share) of charges for schedule and cost overruns on commercial satellite reflector programs encompassing ten commercial reflectors in various stages of development, assembly, test and delivery. Due to technical difficulties experienced on these reflector programs, which necessitated design changes and associated cost increases, we also fell behind schedule. To mitigate the impact of these schedule changes, we began performing these programs in parallel rather than in series. This further adversely impacted costs, as costs from rework activities associated with further design changes were multiplied through all the reflectors in the factory. The operating loss in the Harris Stratex Networks segment includes $38.7 million of integration costs, an inventory write-down and the impact of a step up in fixed assets related to the combination with Stratex, as well as approximately $14 million of non-cash accounting adjustments related to reconciling inventory work-in-process accounts within a cost accounting system at one location primarily due to project cost variances that were not recorded to cost of sales in a timely manner. In addition, the accounting adjustments included the correction of errors in balancing intercompany accounts that had resulted in an overstatement of accounts receivable.

(3)	The operating income in the Harris Stratex Networks segment in fiscal 2007 includes a $163.4 million gain on the combination with Stratex offset by $46.0 million of transaction-related and integration costs. The operating income in the Broadcast Communications segment includes charges of $7.5 million related to severance and other expenses associated with cost-reduction actions directed at downsizing to better align the cost structure for our transmission and software solution products to their revenue run rates, and an $18.9 million write-down of capitalized software associated with our decision to discontinue an automation software development effort. Non-operating income (loss) includes a $19.8 million write-down of our investment in Terion due to the other-than-temporary impairment.

(4)	The operating loss in the Harris Stratex Networks segment in fiscal 2006 includes $39.6 million in inventory write-downs and other charges associated with product discontinuances and the shutdown of manufacturing activities at our Montreal, Canada plant. The operating income in the Broadcast Communications segment in fiscal 2006 includes charges of $11.9 million related to a write-off of in-process research and development costs, lower margins being recognized subsequent to our acquisition due to a step up in inventory recorded as of the acquisition date and other costs associated with our acquisition of Leitch. The operating income in the Broadcast Communications segment in fiscal 2006 includes charges of $25.0 million related to cost-reduction actions, which included closing our Huntingdon, United Kingdom facility; relocating manufacturing of European-standard transmission products to our Quincy, Illinois facility; reducing our infrastructure in Austria; outsourcing manufacturing of radio consoles and related products from our Mason, Ohio facility; and headcount reductions from further integration within our software systems business area. Charges incurred in fiscal 2006 related to these actions includes $9.7 million severance and other employee-related exit costs and $2.3 million facility-related costs. Headquarters expense in fiscal 2006 includes a $5.4 million charge related to our arbitration with Bourdex Telecommunications Limited. Fiscal 2006 non-operating income (loss) includes a $6.9 million write-down of our passive investments due to other-than-temporary impairments and a $6.1 million gain from the settlement of intellectual property infringement lawsuits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 24:	LEGAL PROCEEDINGS AND CONTINGENCIES

From time to time, as a normal incident of the nature and kind of businesses in which we are engaged, various claims or charges are asserted and litigation commenced against us arising from or related to: product liability; personal injury; patents, trademarks or trade secrets; labor and employee disputes; commercial or contractual disputes; the sale or use of products containing asbestos; breach of warranty; or environmental matters. Claimed amounts may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We have recorded accruals for losses related to those matters that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs are expensed when incurred. While it is not feasible to predict the outcome of these matters with certainty, and some lawsuits, claims or proceedings may be disposed or decided unfavorably to us, based upon available information, in the opinion of management, settlements and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at June 27, 2008 are reserved for, covered by insurance or would not have a material adverse effect on our financial position, results of operations or cash flows.

Our tax filings are subject to audit by taxing authorities in jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or ultimately through established legal proceedings. We believe we have adequately accrued for any ultimate amounts that are likely to result from these audits; however, final assessments, if any, could be different from the amounts recorded in our consolidated financial statements.

QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data is summarized below.

	Quarter Ended				Total
	9-28-07(1)	12-28-07(2)	3-28-08(3)	6-27-08(4)	Year
	(In millions, except per share amounts)

Fiscal 2008
Revenue	$1,230.5	$1,317.7	$1,329.6	$1,433.2	$5,311.0
Gross profit	380.9	409.5	395.7	443.2	1,629.3
Income before income taxes and minority interest	152.6	171.2	150.1	164.6	638.5
Net income	100.2	114.3	108.0	121.7	444.2
Per share data:
Basic net income per share	.76	.84	.80	.91	3.32
Diluted net income per share	.73	.83	.78	.90	3.26
Cash dividends	.15	.15	.15	.15	.60
Stock prices — High	62.43	66.94	63.17	66.71
Low	52.00	57.20	44.11	47.89

	Quarter Ended				Total
	9-29-06(5)	12-29-06(6)	3-30-07(7)	6-29-07(8)	Year
	(In millions, except per share amounts)

Fiscal 2007
Revenue	$946.8	$1,016.2	$1,072.4	$1,207.6	$4,243.0
Gross profit	305.9	332.5	353.3	380.2	1,371.9
Income before income taxes	110.6	143.6	272.1	134.5	660.8
Net income	83.9	94.0	214.9	87.6	480.4
Per share data:
Basic net income per share	.63	.71	1.62	.67	3.63
Diluted net income per share	.60	.67	1.52	.63	3.43
Cash dividends	.11	.11	.11	.11	.44
Stock prices — High	46.35	46.95	52.93	56.50
Low	37.80	39.49	45.85	46.46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Income before income taxes and minority interest includes $23.6 million pre-tax ($14.6 million after-tax) of charges for schedule and cost overruns on commercial satellite reflector programs in our Government Communications Systems segment and $8.3 million pre-tax ($3.5 million after-tax and minority interest) of transaction and integration costs incurred on the combination with Stratex.

(2)	Income before income taxes and minority interest includes $12.1 million pre-tax ($3.7 million after-tax and minority interest) of transaction and integration costs incurred on the combination with Stratex.

(3)	Income before income taxes and minority interest includes $46.8 million pre-tax ($29.0 million after-tax) of charges for schedule and cost overruns on commercial satellite reflector programs in our Government Communications Systems segment, $1.5 million pre-tax ($1.8 million after-tax and minority interest) of transaction and integration costs incurred on the combination with Stratex, offset by an $11 million favorable impact from the settlement of U.S. Federal income tax audits for fiscal 2004 through 2006.

(4)	Income before income taxes and minority interest includes $5.5 million pre-tax ($3.4 million after-tax) of charges for schedule and cost overruns on commercial satellite reflector programs in our Government Communications Systems segment, $16.8 million pre-tax ($6.1 million after-tax and minority interest) of transaction and integration costs incurred on the combination with Stratex and approximately $20 million pre-tax (approximately $8 million after-tax and minority interest) of non-cash accounting adjustments. The majority of the accounting adjustments related to reconciling inventory work-in-process accounts within a cost accounting system at one location primarily related to project cost variances that were not recorded to cost of sales in a timely manner. In addition, the accounting adjustments included the correction of errors in balancing intercompany accounts that had resulted in an overstatement of accounts receivable.

(5)	Income before income taxes and minority interest includes a $19.8 million pre-tax ($12.9 million after-tax) write-down of our investment in Terion due to an other-than-temporary impairment and a $12 million income tax benefit from the settlement of a tax audit.

(6)	Income before income taxes and minority interest includes $1.7 million pre-tax ($1.4 million after-tax) of transaction and integration costs incurred on the combination with Stratex.

(7)	Income before income taxes and minority interest includes a $163.4 million pre-tax ($143.1 million after-tax) gain on the combination transaction with Stratex, which was offset by $26.5 million pre-tax ($13.0 million after-tax and minority interest) of transaction and integration costs incurred on the combination with Stratex; $4.2 million pre-tax ($3.4 million after-tax) of severance and other expenses associated with cost-reduction actions and an $18.9 million pre-tax ($12.3 million after-tax) write-down of capitalized software associated with our decision to discontinue an automation software development effort in our Broadcast Communications segment.

(8)	Income before income taxes and minority interest includes $17.8 million pre-tax ($8.5 million after-tax and minority interest) of transaction and integration costs incurred on the combination with Stratex and $3.3 million pre-tax ($2.6 million after-tax) of severance and other expenses associated with cost-reduction actions in our Broadcast Communications segment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures:  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our controls and procedures with respect to those entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries. As required by Rule 13a-15 under the Exchange Act, as of the end of fiscal 2008 we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. During fiscal 2008, we devoted significant effort to comply with the rules on internal control over financial reporting issued pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. This effort expanded upon our long-standing practice of acknowledging management’s responsibility for the establishment and effective operation of internal control through performing self-assessment and monitoring procedures. Based upon this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of fiscal 2008 our disclosure controls and procedures were effective.

(b) Changes in internal control:  We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of acquired business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties, and adding additional monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Evaluation of Internal Control over Financial Reporting. “Management’s Report on Internal Control Over Financial Reporting” is included within “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The effectiveness of our internal control over financial reporting was audited by Ernst & Young LLP, our independent registered public accounting firm. Their unqualified report is included within “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(d) Events Relating to Harris Stratex Networks.  Following the end of fiscal 2008, our majority-owned publicly-traded subsidiary, Harris Stratex Networks, reported that due to accounting errors, it will restate its financial statements for the first three fiscal quarters of its fiscal 2008 (the quarters ended March 28, 2008, December 28, 2007 and September 28, 2007) and for its fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005. Harris Stratex Networks also reported that as a result of identifying such accounting errors, it believes there are one or more material weaknesses in its system of internal control over financial reporting that led to the need to restate its financial statements. These events relating to Harris Stratex Networks were considered in the Company’s evaluation of its internal control over financial reporting, and our management concluded that the Company maintained effective disclosure controls and procedures as of the end of fiscal 2008 and effective internal control over financial reporting as of the end of fiscal 2008. The effectiveness of internal control over financial reporting of Harris Corporation and subsidiaries was audited by Ernst & Young LLP, our independent registered public accounting firm, and their unqualified report is included within “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. We have been advised by Harris Stratex Networks management that they are confident that all material weaknesses that were identified in Harris Stratex Networks’ system of internal control over financial reporting will be remediated by the end of Harris Stratex Networks’ first quarter of fiscal 2009. We will continue to evaluate whether the events relating to Harris Stratex Networks will require any change in fiscal 2009 to our disclosure controls and procedures or our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a) Identification of Directors:  The information required by this Item, with respect to our directors, is incorporated herein by reference to the discussion under the headings Proposal 1: Election of Directors — Terms Expiring In 2011 and Current Directors Not Up For Election in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 24, 2008, which proxy statement is expected to be filed within 120 days after the end of our 2008 fiscal year.

(b) Identification of Executive Officers:  Certain information regarding our executive officers is included in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant” in accordance with General Instruction G(3) of Form 10-K.

(c) Audit Committee Information; Financial Expert:  The information required by this Item with respect to the Audit Committee of our Board of Directors and Audit Committee financial experts is incorporated herein by reference to the discussion under the headings Board Committees and Committee Charters, Audit Committee and Committee Membership in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held October 24, 2008, which proxy statement is expected to be filed within 120 days after the end of our 2008 fiscal year.

(d) Section 16(a) Beneficial Ownership Reporting Compliance:  The information relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the discussion under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 24, 2008, which proxy statement is expected to be filed within 120 days after the end of our 2008 fiscal year.

(e) Code of Ethics:  All our directors and employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other senior accounting and financial officers, are required to abide by our Standards of Business Conduct. Our Standards of Business Conduct are posted on our website at www.harris.com/business-conduct and are also available free of charge by written request to our Director of Business Conduct, Harris Corporation, 1025 West NASA Boulevard, Melbourne, Florida 32919. We intend to disclose any amendment to, or waiver from, our Standards of Business Conduct granted to any director or officer on the Business Conduct section of our website at www.harris.com/business-conduct within four business days following such amendment or waiver. The information required by this Item with respect to codes of ethics is incorporated herein by reference to the discussion under the heading Standards of Business Conduct in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 24, 2008, which proxy statement is expected to be filed within 120 days after the end of our 2008 fiscal year.

(f) Policy for Nominees:  The information required under Item 407(c)(3) of Regulation S-K is incorporated herein by reference to the discussion concerning procedures by which shareholders may recommend nominees contained under the heading Director Nomination Process and Criteria in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 24, 2008, which proxy statement is expected to be filed within 120 days after the end of our 2008 fiscal year. No material changes to the nominating process have occurred.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item, with respect to compensation of our directors and executive officers, is incorporated herein by reference to the discussion under the headings Director Compensation and Benefits, Executive Compensation and Management Development and Compensation Committee Report in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 24, 2008, which proxy statement is expected to be filed within 120 days after the end of our 2008 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of June 27, 2008 about our common stock that may be issued, whether upon the exercise of options, warrants and rights or otherwise, under our existing equity compensation plans.

Number of securities
remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise	exercise price	equity compensation plans
	of outstanding options,	of outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)(2)	(b)(2)	(c)

Equity compensation plans approved by shareholders (1)	4,940,477	$35.72	23,515,626
Equity compensation plans not approved by shareholders	-0-	N/A	-0-

Total	4,940,477	$35.72	23,515,626

(1)	Consists of the Harris Corporation Stock Incentive Plan, the Harris Corporation 2000 Stock Incentive Plan and the Harris Corporation 2005 Equity Incentive Plan. No additional awards may be granted under the Harris Corporation Stock Incentive Plan or the Harris Corporation 2000 Stock Incentive Plan.

(2)	Under the Harris Corporation 2000 Stock Incentive Plan and the Harris Corporation 2005 Equity Incentive Plan, in addition to options, we have granted share-based compensation awards in the form of performance shares, restricted stock, performance share units, restricted stock units, or other similar types of share awards. As of June 27, 2008, there were 1,109,811 such awards outstanding under these plans. The outstanding awards consisted of (i) 1,002,221 performance share awards and restricted stock awards, for which all 1,002,221 shares were issued and outstanding; and (ii) 107,590 performance share unit awards and restricted stock unit awards, for which no shares were yet issued and outstanding, but of which 103,402 were payable in shares and 4,188 were payable in cash. The 4,940,477 shares to be issued upon exercise of outstanding options, warrants and rights as listed in column (a) consisted of shares to be issued in respect of the exercise of 4,837,075 outstanding options and in respect of the 103,402 performance share unit awards and restricted stock units awards payable in shares. Because there is no exercise price associated with performance share awards or restricted stock awards or with performance share units awards or restricted stock unit awards, all of which are granted to employees at no cost, such awards are not included in the weighted average exercise price calculation in column (b).

See Note 14: Stock Options and Share-Based Compensation in the Notes for a general description of our stock and equity incentive plans.

The other information required by this Item, with respect to security ownership of certain of our beneficial owners and management, is incorporated herein by reference to the discussion under the headings Our Largest Shareholders and Shares Held By Our Directors and Executive Officers in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 24, 2008, which proxy statement is expected to be filed within 120 days after the end of our 2008 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference to the discussion under the headings Director Independence and Related Person Transaction Policy in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 24, 2008, which proxy statement is expected to be filed within 120 days after the end of our 2008 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference to the discussion under the heading Proposal 2: Ratification of the Appointment of Independent Registered Public Accounting Firm in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 24, 2008, which proxy statement is expected to be filed within 120 days after the end of our 2008 fiscal year.

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
Management’s Report on Internal Control Over Financial Reporting	58
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements	59
Report of Independent Registered Public Accounting Firm on the Effectiveness of Internal Control Over Financial Reporting	60
Consolidated Statement of Income — Fiscal Years ended June 27, 2008; June 29, 2007; and June 30, 2006	61
Consolidated Balance Sheet — June 27, 2008 and June 29, 2007	62
Consolidated Statement of Cash Flows — Fiscal Years ended June 27, 2008; June 29, 2007; and June 30, 2006	63
Consolidated Statement of Comprehensive Income and Shareholders’ Equity — Fiscal Years ended June 27, 2008; June 29, 2007; and June 30, 2006	64
Notes to Consolidated Financial Statements	65
(2) Financial Statement Schedules:
Schedule II — Valuation and Qualifying Accounts — Fiscal Years ended June 27, 2008; June 29, 2007; and June 30, 2006	111

All other schedules are omitted because they are not applicable, the amounts are not significant, or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

(3)  Exhibits:

The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:

(1) Underwriting Agreement, dated as of November 30, 2007, among Harris Corporation and Bank of America Securities LLC and Morgan Stanley & Co. Incorporated, on behalf of the several underwriters named therein, incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2007. (Commission File Number 1-3863)

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

(3)(a) Restated Certificate of Incorporation of Harris Corporation (1995), incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996. (Commission File Number 1-3863)

(3)(b) By-Laws of Harris Corporation, as amended and restated effective February 23, 2007, incorporated herein by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2007. (Commission File Number 1-3863)

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

(4)(h) Form of Harris Corporation’s 5.95% Notes due 2017, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2007. (Commission File No. 1-3863)

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

(x) Restoration Stock Option Agreement Terms and Conditions (as of 8/22/03) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2003. (Commission File Number 1-3863)

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

(vi) Restricted Unit Award Agreement Terms and Conditions (as of 10/28/05) for grants under the Harris Corporation 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10(j) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2005. (Commission File Number 1-3863)

(vii) Form of Stock Option Award Agreement Terms and Conditions (as of June 30, 2007) for grants under the Harris Corporation 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2007. (Commission File Number 1-3863)

(viii) Form of Performance Share Award Agreement Terms and Conditions (as of June 30, 2007) for grants under the Harris Corporation 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2007. (Commission File Number 1-3863)

(ix) Form of Performance Share Unit Award Agreement Terms and Conditions (as of June 30, 2007) for grants under the Harris Corporation 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2007. (Commission File Number 1-3863)

(x) Form of Restricted Stock Award Agreement Terms and Conditions (as of June 30, 2007) for grants under the Harris Corporation 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2007. (Commission File Number 1-3863)

(xi) Form of Restricted Stock Unit Award Agreement Terms and Conditions (as of June 30, 2007) for grants under the Harris Corporation 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2007. (Commission File Number 1-3863)

*(10)(f)(i) Harris Corporation Retirement Plan (Amended and Restated Effective July 1, 2007), incorporated herein by reference to Exhibit 10(f)(i) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2007. (Commission File Number 1-3863)

(ii) Amendment Number One to the Harris Corporation Retirement Plan, dated July 24, 2007, incorporated herein by reference to Exhibit 10(f)(ii) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2007. (Commission File Number 1-3863)

(iii) Amendment Number Two to the Harris Corporation Retirement Plan, dated September 19, 2007, incorporated herein by reference to Exhibit 10(f)(iii) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2007. (Commission File Number 1-3863)

(iv) Amendment Number Three to the Harris Corporation Retirement Plan, dated June 5, 2008.

*(10)(g)(i) Harris Corporation Supplemental Executive Retirement Plan (amended and restated effective March 1, 2003), incorporated herein by reference to Exhibit 10(b)(i) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2003. (Commission File Number 1-3863)

(ii) Amendment No. 1 to Harris Corporation Supplemental Executive Retirement Plan, dated April 25, 2003, incorporated herein by reference to Exhibit (10)(b)(ii) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2003. (Commission File Number 1-3863)

(iii) Amendment No. 2 to Harris Corporation Supplemental Executive Retirement Plan, dated June 4, 2004, incorporated herein by reference to Exhibit (10)(f)(iii) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2004. (Commission File Number 1-3863)

(iv) Amendment No. 3 to Harris Corporation Supplemental Executive Retirement Plan, dated April 19, 2007, incorporated herein by reference to Exhibit 10(g)(iv) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2007. (Commission File Number 1-3863)

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

*(10)(n) Letter Agreement, dated as of December 3, 2004, by and between Harris Corporation and Howard L. Lance, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2004. (Commission File Number 1-3863)

*(10)(o) Offer Letter, dated July 5, 2005, by and between Harris Corporation and Jeffrey S. Shuman, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2005. (Commission File Number 1-3863)

*(10)(p)(i) Letter Agreement, dated as of January 23, 2007, by and between Harris Corporation and Timothy E. Thorsteinson, incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2007. (Commission File Number 1-3863)

(ii) Addendum, dated as of December 5, 2007, to the Letter Agreement, dated as of January 23, 2007, by and between Harris Corporation and Timothy E. Thorsteinson.

(iii) Second Addendum, dated as of July 30, 2008, to the Letter Agreement, dated as of January 23, 2007, by and between Harris Corporation and Timothy E. Thorsteinson.

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

HARRIS CORPORATION
(Registrant)

Dated: August 25, 2008	By: /s/ Howard L. Lance
Howard L. Lance Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Howard L. Lance Howard L. Lance		Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 25, 2008

/s/ Gary L. McArthur Gary L. McArthur		Vice President and Chief Financial Officer (Principal Financial Officer)	August 25, 2008

/s/ Lewis A. Schwartz Lewis A. Schwartz		Vice President, Principal Accounting Officer (Principal Accounting Officer)	August 25, 2008

/s/ Thomas A. Dattilo* Thomas A. Dattilo		Director	August 25, 2008

/s/ Terry D. Growcock* Terry D. Growcock		Director	August 25, 2008

/s/ Lewis Hay III* Lewis Hay III		Director	August 25, 2008

/s/ Karen Katen* Karen Katen		Director	August 25, 2008

/s/ Stephen P. Kaufman* Stephen P. Kaufman		Director	August 25, 2008

/s/ Leslie F. Kenne* Leslie F. Kenne		Director	August 25, 2008

/s/ David B. Rickard* David B. Rickard		Director	August 25, 2008

/s/ James C. Stoffel* James C. Stoffel		Director	August 25, 2008

/s/ Gregory T. Swienton* Gregory T. Swienton		Director	August 25, 2008

/s/ Hansel E. Tookes II* Hansel E. Tookes II		Director	August 25, 2008

*By:	/s/ Scott T. Mikuen Scott T. Mikuen Attorney-in-Fact pursuant to a power of attorney

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

HARRIS CORPORATION AND SUBSIDIARIES

(In thousands)

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
		(1)	(2)
	Balance at	Charged to	Charged to
	Beginning	Costs and	Other Accounts		Deductions —		Balance at
Description	of Period	Expenses	Describe		Describe		End of Period

Year ended June 27, 2008:
Amounts Deducted From
Respective Asset Accounts:
					$(556	) (A)
					1,605	(B)

Allowances for collection losses	$14,760	$4,609	$—		$1,049		$18,320

			$435	(C)
			11,237	(D)

Allowances for deferred tax assets	$167,901	$20,730	$11,672		$(193	) (A)	$200,496

Year ended June 29, 2007:
Amounts Deducted From
Respective Asset Accounts:
					$(95	) (A)
					5,053	(B)

Allowances for collection losses	$17,353	$826	$1,539	(C)	$4,958		$14,760

Allowances for deferred tax assets	$70,402	$3,389	$94,000	(C)	$(110	) (A)	$167,901

Year ended June 30, 2006:
Amounts Deducted From
Respective Asset Accounts:
					$(334	) (A)
					5,009	(B)

Allowances for collection losses	$15,791	$5,341	$896	(C)	$4,675		$17,353

Allowances for deferred tax assets	$47,710	$22,692	$—		$—		$70,402

Note A — Foreign currency translation gains and losses.

Note B — Uncollectible accounts charged off, less recoveries on accounts previously charged off.

Note C — Acquisitions.

Note D — Adoption of FIN 48.