Form 10-Q
period 2008-09-26
HARRIS CORP /DE/
filed 2008-11-04
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2008
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).             Yes ☐    No ☑
The number of shares outstanding of the registrant’s common stock as of October 31, 2008 was 134,591,706 shares.

HARRIS CORPORATION
FORM 10-Q
For the Quarter Ended September 26, 2008
     This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended
	September 26,	September 28,
	2008	2007
	(In millions, except per share amounts)
Revenue from product sales and services	$1,367.7	$1,230.5

Cost of product sales and services	(928.4)	(849.6)
Engineering, selling and administrative expenses	(240.3)	(216.9)
Non-operating income (loss)	(8.1)	1.7
Interest income	1.7	2.0
Interest expense	(13.1)	(15.1)

Income before income taxes and minority interest	179.5	152.6
Income taxes	(61.4)	(52.8)
Minority interest in Harris Stratex Networks, Inc., net of tax	0.6	0.4

Net income	$118.7	$100.2

Net income per common share
Basic	$.89	$.76
Diluted	$.88	$.73

Cash dividends paid per common share	$.20	$.15

Basic weighted average shares outstanding	133.1	132.6
Diluted weighted average shares outstanding	134.4	137.9
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 26,	June 27,
	2008	2008(1)
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$342.2	$370.0
Short-term investments	2.5	3.1
Marketable equity securities	3.8	19.3
Receivables	981.5	859.0
Inventories	677.2	610.4
Deferred income taxes	121.0	117.2
Other current assets	73.1	67.7

Total current assets	2,201.3	2,046.7
Non-current Assets
Property, plant and equipment	482.9	482.2
Goodwill	1,538.2	1,547.3
Identifiable intangible assets	351.8	367.0
Other non-current assets	109.3	115.4

Total non-current assets	2,482.2	2,511.9

	$4,683.5	$4,558.6

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$88.2	$8.5
Accounts payable	409.8	390.8
Compensation and benefits	172.8	181.6
Other accrued items	263.4	239.1
Advance payments and unearned income	131.9	146.4
Income taxes payable	60.9	22.9
Current portion of long-term debt	0.7	5.7

Total current liabilities	1,127.7	995.0
Non-current Liabilities
Non-current deferred income taxes	27.2	29.8
Long-term debt	827.9	831.8
Other long-term liabilities	96.5	97.7

Total non-current liabilities	951.6	959.3
Minority interest in Harris Stratex Networks, Inc.	330.7	330.3

Shareholders’ Equity
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 250,000,000 shares authorized; issued and outstanding 132,432,353 shares at September 26, 2008 and 133,594,320 shares at June 27, 2008	132.4	133.6
Other capital	444.3	453.6
Retained earnings	1,694.7	1,660.8
Accumulated other comprehensive income	2.1	26.0

Total shareholders’ equity	2,273.5	2,274.0

	$4,683.5	$4,558.6

(1)	Derived from audited financial statements.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Quarter Ended
	September 26,	September 28,
	2008	2007
	(In millions)
Operating Activities
Net income	$118.7	$100.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	42.5	41.9
Share-based compensation	9.0	10.2
Non-current deferred income taxes	(3.1)	7.0
Impairment of securities available-for-sale	7.6	—
Gain on the sale of securities available-for-sale	—	(2.1)
Minority interest in Harris Stratex Networks, Inc., net of tax	(0.6)	(0.4)
(Increase) decrease in:
Accounts and notes receivable	(121.4)	(8.7)
Inventories	(66.8)	(55.4)
Increase (decrease) in:
Accounts payable and accrued expenses	33.4	(52.1)
Advance payments and unearned income	(14.4)	(4.6)
Income taxes	35.9	18.2
Other	(3.3)	12.6

Net cash provided by operating activities	37.5	66.8

Investing Activities
Cash paid for acquired businesses	—	(1.5)
Additions of property, plant and equipment	(24.8)	(22.2)
Additions of capitalized software	(6.9)	(10.3)
Cash paid for short-term investments available-for-sale	(1.2)	(4.0)
Proceeds from the sale of short-term investments available-for-sale	1.8	9.3
Proceeds from the sale of securities available-for-sale	—	3.1

Net cash used in investing activities	(31.1)	(25.6)

Financing Activities
Proceeds from borrowings	78.5	2.2
Repayment of borrowings	(9.2)	(5.9)
Proceeds from exercise of employee stock options	5.3	16.5
Repurchases of common stock	(81.6)	(57.4)
Cash dividends	(26.9)	(20.6)

Net cash used in financing activities	(33.9)	(65.2)

Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.7)

Net decrease in cash and cash equivalents	(27.8)	(24.7)

Cash and cash equivalents, beginning of year	370.0	368.3

Cash and cash equivalents, end of quarter	$342.2	$343.6

Supplemental disclosure of noncash investing and financing activities:
Common stock issued in exchange for 3.5% convertible debentures, due fiscal 2023	$—	$163.5

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 26, 2008
Note A — Significant Accounting Policies and Recent Accounting Pronouncements
Basis of Presentation
     The accompanying condensed consolidated financial statements of Harris Corporation and its subsidiaries (“Harris,” “Company,” “we,” “our,” and “us” refer to Harris Corporation and its consolidated subsidiaries) have been prepared by Harris, without an audit, in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the quarter ended September 26, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at June 27, 2008 has been derived from the audited financial statements but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. We provide complete financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2008 (“Fiscal 2008 Form 10-K”).
     The accompanying condensed consolidated financial statements include 100 percent of the assets, liabilities, revenue and expenses of our majority-owned subsidiary, Harris Stratex Networks, Inc. (“Harris Stratex Networks”), and the approximately 44 percent ownership interest of the minority stockholders of Harris Stratex Networks as of September 26, 2008 is recorded as minority interest in the accompanying condensed consolidated financial statements. Significant intercompany transactions and accounts have been eliminated. References to Harris Stratex Networks include its consolidated subsidiaries.
     The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“Statement 158”), which amends FASB Statements No. 87, “Employers’ Accounting for Pensions;” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits;” No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions;” and No. 132(R), “Employers’ Disclosures about Pension and Other Postretirement Benefits.” In the fourth quarter of fiscal 2007, we adopted the portion of Statement 158 that requires the recognition and disclosure of overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability as described in our Annual Report on Form 10-K for our fiscal year ended June 29, 2007. Statement 158 also requires an employer to measure the funded status of a plan as of the date of the employer’s year-end balance sheet, with limited exceptions. This portion of Statement 158 is effective for fiscal years ending after December 15, 2008, which for us is fiscal 2009 (our current fiscal year, which ends July 3, 2009). Certain of our plans currently have measurement dates that do not coincide with our fiscal year end and thus we will be required to change their measurement dates in fiscal 2009. We do not currently anticipate that the change in measurement dates will materially impact our financial position, results of operations or cash flows.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Statement 157 applies under other accounting pronouncements that require fair value measurement in which the FASB concluded that fair value was the relevant measurement, but does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which defers the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, which for us is our fiscal 2010. We adopted Statement 157 for financial assets and financial liabilities in the first quarter of fiscal 2009. Our adoption of Statement 157 for financial assets and financial liabilities did not impact our financial position, results of operations or cash flows. In accordance with FSP FAS 157-2, we elected to defer until fiscal 2010 the adoption of Statement 157 for nonfinancial assets and nonfinancial liabilities. We do not currently anticipate that the adoption of Statement 157 for nonfinancial assets and nonfinancial liabilities will materially impact our financial position, results of operations or cash flows. See Note K — Fair Value Measurements in these Notes to Condensed Consolidated Financial Statements (Unaudited) for disclosures required by Statement 157.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement 159”). Statement 159 allows companies to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, all unrealized gains or losses in fair value for that instrument shall be reported in earnings at each subsequent reporting date. We adopted Statement 159 in the first quarter of fiscal 2009 and did not elect the fair value option for any eligible financial assets or financial liabilities.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“Statement 141R”). Statement 141R requires that, upon a business combination, the acquired assets, assumed liabilities, contractual contingencies and contingent liabilities be recognized and measured at their fair value at the acquisition date. Statement 141R also requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred. In addition, Statement 141R requires that acquired in-process research and development be measured at fair value and capitalized as an indefinite-lived intangible asset, and it is therefore not subject to amortization until the project is completed or abandoned. Statement 141R also requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties that are recognized after the measurement period be recognized in income tax expense. Statement 141R is to be applied prospectively and is effective for fiscal years beginning on or after December 15, 2008, which for us will be our fiscal 2010. Thus, while adoption is not expected to materially impact our financial position, results of operations or cash flows directly when it becomes effective on July 4, 2009 (the beginning of our fiscal 2010), it is expected to have a significant effect on the accounting for any acquisitions we make subsequent to that date.
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
     In June 2008, the FASB issued FSP No. FAS 142-3, “Determining the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets accounted for pursuant to FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”). FSP 142-3 amends Statement 142 to require an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions. In the absence of such experience, FSP 142-3 requires an entity to consider assumptions that market participants would use (consistent with the highest and best use of the asset by market participants), adjusted for entity-specific factors. FSP 142-3 also requires incremental disclosures for renewable intangible assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, which for us is our fiscal 2010. FSP 142-3 is to be applied prospectively to intangible assets acquired after the effective date, and the incremental disclosure requirements for renewable intangible assets are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.
     Reclassifications
     Certain prior-year amounts have been reclassified in the accompanying condensed consolidated financial statements to conform to current-year classifications. These reclassifications include:
•	Reclassifying $10.2 million of share-based compensation expense from the “Other” line item to the “Share-based compensation” line item within the “Operating Activities” section of the accompanying Condensed Consolidated Statement of Cash Flows (Unaudited) for the quarter ended September 28, 2007.
Note B — Stock Options and Share-Based Compensation
     As of September 26, 2008, we had three shareholder-approved employee stock incentive plans under which options or other share-based compensation was outstanding (“Harris Plans”), and we had the following types of share-based awards outstanding under the Harris Plans: stock options, performance share awards, performance share unit awards, restricted stock awards and restricted stock unit awards. Participants in the Harris Plans include former Harris employees who are now employed with Harris Stratex Networks and who had options or awards under the Harris Plans that were outstanding at the January 26, 2007 date of the combination of our former Microwave Communications Division with Stratex Networks, Inc. (“Stratex”) to form Harris Stratex Networks. Additionally, as of September 26, 2008, Harris Stratex Networks had a stock incentive plan that provided for stock options, restricted stock awards and performance share awards based on Harris Stratex Networks Class A common stock. Harris Stratex Networks also assumed all of the former Stratex stock options outstanding as of January 26, 2007, as part of the combination with Stratex (“Harris Stratex Networks Plans”). We believe that such awards more closely align the interests of employees with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our stock incentive plans). The compensation cost related to our share-based awards that was charged against income was $9.0 million for the quarter ended September 26, 2008, which includes $1.0 million related to Harris Stratex Networks Plans. The compensation cost related to our share-based awards that was charged against income was $10.2 million for the quarter ended September 28, 2007, which includes $2.0 million related to Harris Stratex Networks Plans.
     Grants to Harris employees under Harris Plans during the first quarter of fiscal 2009 consisted of 1,188,400 stock options, 282,750 performance share awards and 101,450 restricted stock awards. The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option-pricing model which used the following assumptions: expected volatility of 33.35 percent; expected dividend yield of 1.4 percent; and expected life in years of 4.45. There were no grants during the first quarter of fiscal 2009 under Harris Stratex Networks Plans.
Note C — Comprehensive Income and Accumulated Other Comprehensive Income
     Total comprehensive income for the quarters ended September 26, 2008 and September 28, 2007 was comprised of the following:

	Quarter Ended
	September 26,	September 28,
	2008	2007
	(In millions)
Net income	$118.7	$100.2
Other comprehensive income (loss):
Foreign currency translation	(22.2)	28.1
Net unrealized loss on securities available-for-sale, net of income tax	(4.9)	(2.0)
Net unrealized gain on hedging derivatives, net of income tax	1.9	0.9
Amortization of loss on treasury lock, net of income tax	0.2	—
Recognition of pension actuarial losses in net income, net of income tax	1.1	0.1

Total comprehensive income	$94.8	$127.3

     The components of accumulated other comprehensive income at September 26, 2008 and June 27, 2008 are as follows:

	September 26,	June 27,
	2008	2008
	(In millions)
Foreign currency translation	$24.3	$46.5
Net unrealized gain (loss) on securities available-for-sale, net of income tax	(0.1)	4.8
Net unrealized gain (loss) on hedging derivatives, net of income tax	0.8	(1.1)
Unamortized loss on treasury lock, net of income tax	(5.0)	(5.2)
Unrecognized pension obligations, net of income tax	(17.9)	(19.0)

	$2.1	$26.0

Note D — Receivables
     Receivables are summarized below:

	September 26,	June 27,
	2008	2008
	(In millions)
Accounts receivable	$824.1	$746.3
Unbilled costs on cost-plus contracts	170.4	123.6
Notes receivable due within one year, net	6.3	7.4

	1,000.8	877.3
Less allowances for collection losses	(19.3)	(18.3)

	$981.5	$859.0

Note E — Inventories
     Inventories are summarized below:

	September 26,	June 27,
	2008	2008
	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$298.4	$256.5
Finished products	143.9	135.4
Work in process	60.7	59.7
Raw materials and supplies	174.2	158.8

	$677.2	$610.4

     Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $17.3 million at September 26, 2008 and $55.3 million at June 27, 2008.
Note F — Property, Plant and Equipment
     Property, plant and equipment are summarized below:

	September 26,	June 27,
	2008	2008
	(In millions)
Land	$12.6	$12.6
Software capitalized for internal use	80.2	80.3
Buildings	351.5	350.9
Machinery and equipment	810.7	813.7

	1,255.0	1,257.5
Less allowances for depreciation and amortization	(772.1)	(775.3)

	$482.9	$482.2

     Depreciation and amortization expense related to property, plant and equipment for the quarters ended September 26, 2008 and September 28, 2007 was $26.1 million and $25.2 million, respectively.

Note G — Credit Arrangements
     On September 10, 2008, we entered into a five-year, senior unsecured revolving credit agreement (the “2008 Credit Agreement”) with a syndicate of lenders. The 2008 Credit Agreement provides for the extension of credit to us in the form of revolving loans, including swingline loans, and letters of credit at any time and from time to time during the term of the 2008 Credit Agreement, in an aggregate principal amount at any time outstanding not to exceed $750 million for both revolving loans and letters of credit, with a sub-limit of $50 million for swingline loans and $125 million for letters of credit. This new $750 million credit facility replaces our prior $500 million credit facility established pursuant to the five-year, senior unsecured revolving credit agreement we entered into on March 31, 2005 with a syndicate of lenders. The 2008 Credit Agreement includes a provision pursuant to which, from time to time, we may request that the lenders in their discretion increase the maximum amount of commitments under the 2008 Credit Agreement by an amount not to exceed $500 million. Only consenting lenders (including new lenders reasonably acceptable to the administrative agent) will participate in any such increase. In no event will the maximum amount of credit extensions available under the 2008 Credit Agreement exceed $1.25 billion. The 2008 Credit Agreement may be used for working capital and other general corporate purposes (excluding hostile acquisitions) and to support any commercial paper that we may issue. Borrowings under the 2008 Credit Agreement may be denominated in U.S. Dollars, Euros, Sterling and any other currency acceptable to the administrative agent and the lenders, with a non-U.S. currency sub-limit of $150 million. We may designate certain wholly-owned subsidiaries as borrowers under the 2008 Credit Agreement, and the obligations of any such subsidiary borrower must be guaranteed by Harris Corporation. We also may designate certain subsidiaries as unrestricted subsidiaries, which means certain of the covenants and representations in the 2008 Credit Agreement do not apply to such subsidiaries. Harris Stratex Networks and its subsidiaries are unrestricted subsidiaries under the 2008 Credit Agreement.
     At our election, borrowings under the 2008 Credit Agreement denominated in U.S. Dollars will bear interest either at LIBOR plus an applicable margin or at the base rate plus an applicable margin. The interest rate margin over LIBOR, initially set at 0.50 percent, may increase (to a maximum amount of 1.725 percent) or decrease (to a minimum of 0.385 percent) based on changes in the ratings of our senior, unsecured long-term debt securities (“Senior Debt Ratings”) and on the degree of utilization under the 2008 Credit Agreement (“Utilization”). The base rate is a fluctuating rate equal to the higher of the federal funds rate plus 0.50 percent or SunTrust Bank’s publicly announced prime lending rate for U.S. Dollars. The interest rate margin over the base rate is 0.00 percent, but if our Senior Debt Ratings fall to “BB+/Ba1” or below, then the interest rate margin over the base rate will increase to either 0.225 percent or 0.725 percent based on Utilization. Borrowings under the 2008 Credit Agreement denominated in a currency other than U.S. Dollars will bear interest at LIBOR plus the applicable interest rate margin over LIBOR described above. Letter of credit fees are also determined based on our Senior Debt Ratings and Utilization.
     The 2008 Credit Agreement contains certain covenants, including covenants limiting: certain liens on our assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and certain investments in unrestricted subsidiaries. The 2008 Credit Agreement also requires that we not permit our ratio of consolidated total indebtedness to total capital, each as defined, to be greater than 0.60 to 1.00 and not permit our ratio of consolidated EBITDA to consolidated net interest expense, each as defined, to be less than 3.00 to 1.00 (measured on the last day of each fiscal quarter for the rolling four-quarter period then ending). The 2008 Credit Agreement contains certain events of default, including: failure to make payments; failure to perform or observe terms, covenants and agreements; material inaccuracy of any representation or warranty; payment default under other indebtedness with a principal amount in excess of $75 million or acceleration of such indebtedness; occurrence of one or more final judgments or orders for the payment of money in excess of $75 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $75 million; any bankruptcy or insolvency; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the 2008 Credit Agreement are due and mature on September 10, 2013, unless the commitments are terminated earlier either at our request or if certain events of default occur. At September 26, 2008, we had $70.0 million of borrowings outstanding under the 2008 Credit Agreement.
     Prior to the combination with Stratex, Stratex was a party to a credit facility with Silicon Valley Bank, and following the combination, Stratex (now named “Harris Stratex Networks Operating Corporation” and a wholly-owned subsidiary of Harris Stratex Networks), remained a party to the credit facility with Silicon Valley Bank (the “Harris Stratex Networks Credit Facility”). As discussed below, the Harris Stratex Networks Credit Facility (the “Terminated Facility”) was terminated and replaced in the first quarter of our fiscal 2009. Harris and its subsidiaries (other than Harris Stratex Networks Operating Corporation) are not and were not parties to, obligated under or guarantors of the Terminated Facility. Indebtedness under the Terminated Facility is reflected as of June 27, 2008 in the accompanying Condensed Consolidated Balance Sheet as a result of the consolidation of Harris Stratex Networks. The Terminated Facility allowed for revolving credit borrowings of up to $50 million. As of June 27, 2008, the balance of the term loan portion of the Terminated Facility was $8.7 million (of which $5.0 million was recorded in the current portion of long-term debt at June 27, 2008) and there was $8.6 million in outstanding standby letters of credit.

     On June 30, 2008, in the first quarter of our fiscal 2009, the Terminated Facility was terminated and replaced with a new revolving credit facility as of that date with a syndicate of lenders, including Silicon Valley Bank (the “New Harris Stratex Networks Credit Facility”). Harris and its subsidiaries (other than Harris Stratex Networks and certain of its subsidiaries) are not parties to, obligated under or guarantors of the New Harris Stratex Networks Credit Facility. The balance of the term loan portion of the Terminated Facility of $8.7 million was repaid in full with the proceeds of a $10 million borrowing under the New Harris Stratex Networks Credit Facility. The standby letters of credit outstanding under the Terminated Facility as of the termination date remain as an obligation to Silicon Valley Bank. The New Harris Stratex Networks Credit Facility provides for an initial committed amount of $70 million with an uncommitted accordion option for an additional $50 million available with the same or additional lenders. The New Harris Stratex Networks Credit Facility has an initial term of three years and provides for (1) demand borrowings (with no stated maturity date) with an interest rate of the greater of Bank of America’s prime rate and the federal funds rate plus 0.5 percent, (2) fixed term Eurodollar loans up to six months or more as agreed with the lenders with an interest rate of LIBOR plus a spread of between 1.25 percent to 2.00 percent based on the current leverage ratio of Harris Stratex Networks and its consolidated subsidiaries, and (3) the issuance of standby or commercial letters of credit. The New Harris Stratex Networks Credit Facility contains a minimum liquidity ratio covenant and a maximum leverage ratio covenant and is unsecured. At September 26, 2008, Harris Stratex Networks had $10.0 million of borrowings and $7.6 million of standby letters of credit outstanding under the New Harris Stratex Networks Credit Facility.
Note H — Accrued Warranties
     Changes in our warranty liability, which is included as a component of the “Other accrued items” line item on the accompanying Condensed Consolidated Balance Sheet (Unaudited), during the first quarter of fiscal 2009, are as follows:

(In millions)
Balance at June 27, 2008	$46.6
Warranty provision for sales made during the quarter ended September 26, 2008	9.7
Settlements made during the quarter ended September 26, 2008	(5.6)
Other adjustments to the warranty liability, including those for foreign currency translation, during the quarter ended September 26, 2008	(0.1)

Balance at September 26, 2008	$50.6

Note I — Net Income Per Diluted Share
     The computations of net income per diluted share are as follows:

	Quarter Ended
	September 26,	September 28,
	2008	2007
	(In millions, except per share amounts)
Net income	$118.7	$100.2
Impact of convertible debentures	—	0.5

Net income used in diluted share calculation(A)	$118.7	$100.7

Basic weighted average shares outstanding	133.1	132.6
Impact of dilutive stock options	1.3	2.0
Impact of convertible debentures	—	3.3

Diluted weighted average shares outstanding(B)	134.4	137.9

Net income per diluted share(A)/(B)	$.88	$.73

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
     For purposes of calculating net income per diluted share, the numerator has not been adjusted to consider the effect of potentially dilutive securities of Harris Stratex Networks because the effect would have been antidilutive.
     Potential dilutive common shares primarily consist of employee stock options. Employee stock options to purchase approximately 2,222,052 and 970,700 shares of Harris stock on September 26, 2008 and September 28, 2007, respectively, were outstanding, but were not included in the computation of net income per diluted share because the effect would have been antidilutive because the options’ exercise prices exceeded the average market price.
Note J — Non-Operating Income (Loss)
     The components of non-operating income (loss) are as follows:

	Quarter Ended
	September 26,	September 28,
	2008	2007
	(In millions)
Impairment of securities available-for-sale	$(7.6)	$—
Gain on the sale of securities available-for-sale	—	2.1
Equity income	0.1	—
Net royalty expense	(0.6)	(0.4)

	$(8.1)	$1.7

Note K — Fair Value Measurements
     We adopted Statement 157 for financial assets and financial liabilities in the first quarter of fiscal 2009. Our adoption of Statement 157 for financial assets and financial liabilities did not impact our financial position, results of operations or cash flows. In accordance with FSP FAS 157-2, we elected to defer until fiscal 2010 the adoption of Statement 157 for nonfinancial assets and nonfinancial liabilities. Statement 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market, in the absence of a principal market) for the asset or liability in an orderly transaction between market participants at the measurement date. Statement 157 requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value and establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Observable inputs other than quoted prices included within Level 1, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices that are observable or are derived principally from, or corroborated by, observable market data by correlation or other means.
•	Level 3 — Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities, and reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

     The following table represents the fair value hierarchy of our financial assets and financial liabilities measured at fair value on a recurring basis (at least annually) as of September 26, 2008:

	Level 1	Level 2	Level 3	Total
	(In millions)
Financial Assets
Short-term investments	$2.5	$—	$—	$2.5
Marketable equity securities	3.8	—	—	3.8
Deferred compensation plans (1)	67.6	—	—	67.6
Foreign exchange forward contracts	—	1.3	—	1.3
Financial Liabilities
Deferred compensation plans (2)	62.0	—	—	62.0
Foreign exchange forward contracts	—	1.5	—	1.5

(1)	Represents investments (primarily money market and mutual stock funds) held in a Rabbi Trust associated with our non-qualified deferred compensation plans. For reporting purposes, we net these assets against associated deferred compensation plan obligations, which are included in the “Compensation and benefits” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited).

(2)	Represents obligations to pay benefits under certain non-qualified deferred compensation plans, which we include in the “Compensation and benefits” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited).
Note L — Business Segments
     Our segment reporting structure for fiscal 2009 reflects that our RF Communications business (part of our Defense Communications and Electronics segment for fiscal 2008) is now reported as its own separate segment for fiscal 2009, and that our Defense Programs business (the other part of our Defense Communications and Electronics segment for fiscal 2008) is now reported as part of our Government Communications Systems segment for fiscal 2009, together with that segment’s existing businesses (National Intelligence Programs, Civil Programs and IT Services). Our Broadcast Communications and Harris Stratex Networks segments did not change as a result of the adjustments to our segment reporting structure. The historical results, discussion and presentation of our business segments as set forth in this Quarterly Report on Form 10-Q reflect the impact of these changes for all periods presented. There is no impact on our previously reported consolidated statements of income, balance sheets or statements of cash flows resulting from this change.
     We are structured primarily around the markets we serve. Our RF Communications segment is a global supplier of highly secure radio communications products and systems for defense and government operations and performs advanced research, primarily for the U.S. Department of Defense and for international customers in government, defense and peacekeeping organizations in more than 100 countries. Our Government Communications Systems segment designs, develops and supplies state-of-the-art communications and information networks and equipment; develops integrated intelligence, surveillance and reconnaissance solutions; develops, designs and supports information systems for image and other data collection, processing, analysis, interpretation, display, storage and retrieval; offers enterprise IT and communications engineering, operations and support services; and conducts advanced research studies, primarily for the U.S. Department of Defense, a diversified group of other U.S. Government agencies, state government agencies and other aerospace and defense companies. Our Broadcast Communications segment serves the global digital and analog media markets, providing infrastructure and networking products and solutions, media and workflow solutions, and television and radio transmission equipment and systems. Our Harris Stratex Networks segment offers reliable, flexible, scalable and cost-efficient wireless transmission network solutions, including microwave radio systems and network management software, which are backed by comprehensive services and support, primarily to mobile and fixed telephone service providers, private network operators, government agencies, transportation and utility companies, public safety agencies and broadcast system operators. Within each of our business segments, there are multiple program areas and product lines that aggregate into our four business segments described above.

     The accounting policies of our operating segments are the same as those described in Note 1: “Significant Accounting Policies” in our Fiscal 2008 Form 10-K. We evaluate each segment’s performance based on its “operating income (loss),” which we define as profit or loss from operations before income taxes and minority interest excluding interest income and expense, equity income and gains or losses from securities and other investments. Intersegment sales among our RF Communications, Government Communications Systems and Broadcast Communications segments are transferred at cost to the buying segment and the sourcing segment recognizes a normal profit that is eliminated. Intersegment sales between our Harris Stratex Networks segment and any of our RF Communications, Government Communications Systems and Broadcast Communications segments are recorded as arms length transactions. The “Corporate eliminations” line item in the tables below represents the elimination of intersegment sales and their related profits, including transactions involving our Harris Stratex Networks segment. The “Unallocated Corporate expense” line item in the tables below represents the portion of corporate expenses not allocated to the business segments.
     Total assets by business segment are summarized below:

	September 26,	June 27,
	2008	2008
	(In millions)
Total Assets
RF Communications	$463.3	$412.3
Government Communications Systems	1,448.7	1,302.3
Broadcast Communications	1,391.9	1,404.4
Harris Stratex Networks	871.8	875.2
Corporate	507.8	564.4

	$4,683.5	$4,558.6

     Segment revenue, segment operating income (loss) and a reconciliation of segment operating income (loss) to total income before income taxes and minority interest follows:

	Quarter Ended
	September 26,	September 28,
	2008	2007
	(In millions)
Revenue
RF Communications	$415.2	$316.5
Government Communications Systems	609.1	603.9
Broadcast Communications	158.2	146.7
Harris Stratex Networks	195.8	172.3
Corporate eliminations	(10.6)	(8.9)

	$1,367.7	$1,230.5

Income Before Income Taxes and Minority Interest
Segment Operating Income (Loss):
RF Communications	$142.1	$110.8
Government Communications Systems	66.3	63.8
Broadcast Communications (1)	5.3	10.4
Harris Stratex Networks (2)	7.9	(1.0)
Unallocated Corporate expense	(18.9)	(18.6)
Corporate eliminations	(3.7)	(1.4)
Non-operating income (loss) (3)	(8.1)	1.7
Net interest expense	(11.4)	(13.1)

	$179.5	$152.6

(1)	The operating income in our Broadcast Communications segment in the quarter ended September 26, 2008 included charges of $4.0 million associated with cost-reduction actions.

(2)	The operating income in our Harris Stratex Networks segment in the quarter ended September 26, 2008 included charges of $3.3 million associated with cost-reduction actions. The operating loss in our Harris Stratex Networks segment in the quarter ended September 28, 2007 included $8.3 million of integration costs and the impact of a step up in fixed assets related to the combination with Stratex.

(3)	“Non-operating income (loss)” includes equity investment income (loss), royalties and related intellectual property expenses, gains on sales of securities available-for-sale, write-downs of investments and gains and losses on the sale of our investments. The non-operating loss in the quarter ended September 26, 2008 included a $7.6 million write-down of our investment in AuthenTec, Inc. (“AuthenTec”) to reflect an other-than-temporary impairment. Additional information regarding non-operating income (loss) is set forth in Note J — Non-Operating Income (Loss) in these Notes to Condensed Consolidated Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Harris Corporation
     We have reviewed the condensed consolidated balance sheet of Harris Corporation and subsidiaries as of September 26, 2008, and the related condensed consolidated statements of income for the quarters ended September 26, 2008 and September 28, 2007, and the condensed consolidated statements of cash flows for the quarters ended September 26, 2008 and September 28, 2007. These financial statements are the responsibility of the Company’s management.
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
     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Harris Corporation and subsidiaries as of June 27, 2008, and the related consolidated statements of income, cash flows, and comprehensive income and shareholders’ equity for the year then ended, not presented herein, and in our report dated August 22, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 27, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Certified Public Accountants
West Palm Beach, Florida
October 31, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist in an understanding of Harris. MD&A is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes to Condensed Consolidated Financial Statements (Unaudited) (“Notes”) appearing elsewhere in this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements and MD&A included in our Fiscal 2008 Form 10-K. Except for the historical information contained herein, the discussions in MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in MD&A under “Forward-Looking Statements and Factors that May Affect Future Results.”
     The following is a list of the sections of MD&A, together with our perspective on the contents of these sections of MD&A, which we hope will make reading these pages more productive:
•	Results of Operations - an analysis of our consolidated results of operations and of the results in each of our four operating segments, to the extent the operating segment results are helpful to an understanding of our business as a whole, for the periods presented in our Condensed Consolidated Financial Statements (Unaudited).

•	Liquidity and Capital Resources - an analysis of cash flows, common stock repurchases, dividend policy, capital structure and resources, off-balance sheet arrangements and commercial commitments and contractual obligations.

•	Critical Accounting Policies and Estimates - information about accounting policies that require critical judgments and estimates and about accounting pronouncements that have been issued but not yet implemented by us and their potential impact.

•	Forward-Looking Statements and Factors that May Affect Future Results - cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.
RESULTS OF OPERATIONS
Highlights
     Operations results for the first quarter of fiscal 2009 include:
•	Net income increased from $100.2 million, or $.73 per diluted share, in the first quarter of fiscal 2008 to $118.7 million, or $.88 per diluted share, in the first quarter of fiscal 2009;

•	Revenue increased 11.1 percent from $1,230.5 million in the first quarter of fiscal 2008 to $1,367.7 million in the first quarter of fiscal 2009;

•	Our RF Communications segment revenue increased 31.2 percent to $415.2 million and operating income increased 28.2 percent to $142.1 million in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008;

•	Our Government Communications Systems segment revenue increased 0.9 percent to $609.1 million and operating income increased 3.9 percent to $66.3 million in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008;

•	Our Broadcast Communications segment revenue increased 7.8 percent to $158.2 million in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008, while operating income was $5.3 million in the first quarter of fiscal 2009 compared with operating income of $10.4 million in the first quarter of fiscal 2008;

•	Our Harris Stratex Networks segment revenue increased 13.6 percent to $195.8 million in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008 and operating income increased to $7.9 million in the first quarter of fiscal 2009 compared with an operating loss of $1.0 million in the first quarter of fiscal 2008. The operating income in the first quarter of fiscal 2009 included charges of $3.3 million associated with cost-reduction actions. The operating loss in the first quarter of fiscal 2008 included $8.3 million of costs associated with the combination with Stratex; and
•	Net cash provided by operating activities was $37.5 million in the first quarter of fiscal 2009 compared with $66.8 million in the first quarter of fiscal 2008.
Consolidated Results of Operations
Revenue and Net Income

	Quarter Ended
	September 26,	September 28,	%
	2008	2007	Inc/(Dec)
	(In millions, except per share amounts and percentages)
Revenue	$1,367.7	$1,230.5	11.1%
Net income	$118.7	$100.2	18.5%
% of revenue	8.7%	8.1%
Net income per diluted common share	$.88	$.73	20.5%
     Revenue in the first quarter of fiscal 2009 was $1,367.7 million, an increase of 11.1 percent compared with the first quarter of fiscal 2008. Revenue increased in all four of our business segments in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008, led by a 31.2 percent increase in our RF Communications segment.
     Net income in the first quarter of fiscal 2009 was $118.7 million, or $.88 per diluted share, compared with $100.2 million, or $.73 per diluted share, in the first quarter of fiscal 2008. The increase in net income was led by our RF Communications segment whose operating income increased 28.2 percent, primarily from strong sales of our Falcon® tactical radio systems. Operating income in our Broadcast Communications segment was $5.3 million in the first quarter of fiscal 2009 compared with operating income of $10.4 million in the first quarter of fiscal 2008, with the reduction primarily due to charges of $4.0 million in the first quarter of fiscal 2009 associated with cost-reduction actions. Operating income in our Harris Stratex Networks segment was $7.9 million in the first quarter of fiscal 2009, which was negatively impacted by $3.3 million of charges associated with cost-reduction actions. Our Harris Stratex Networks segment had an operating loss of $1.0 million in the first quarter of fiscal 2008, which was adversely impacted by $8.3 million of integration costs and the impact of a step up in fixed assets related to the combination with Stratex. In the first quarter of fiscal 2009, we recorded a $7.6 million write-down of our investment in AuthenTec, which is classified as securities available-for-sale, due to an other-than-temporary impairment.
     See the “Discussion of Business Segment Results of Operations” section of this MD&A for further information.

Gross Margin

	Quarter Ended
	September 26,	September 28,	%
	2008	2007	Inc/(Dec)
	(In millions, except percentages)
Revenue	$1,367.7	$1,230.5	11.1%
Cost of product sales and services	(928.4)	(849.6)	9.3%
Gross margin	$439.3	$380.9	15.3%
% of revenue	32.1%	31.0%
     Our gross margin (revenue less cost of product sales and services) as a percentage of revenue was 32.1 percent in the first quarter of fiscal 2009 compared with 31.0 percent in the first quarter of fiscal 2008. The increase in gross margin as a percentage of revenue was primarily due to significant growth in revenue in our higher-margin RF Communications segment and an increase in gross margin as a percentage of revenue in our Harris Stratex Networks segment.
     See the “Discussion of Business Segment Results of Operations” section of this MD&A for further information.
Engineering, Selling and Administrative Expenses

	Quarter Ended
	September 26,	September 28,	%
	2008	2007	Inc/(Dec)
	(In millions, except percentages)
Engineering, selling and administrative expenses	$240.3	$216.9	10.8%
% of revenue	17.6%	17.6%
     Our engineering, selling and administrative expenses increased to $240.3 million in the first quarter of fiscal 2009 from $216.9 million in the first quarter of fiscal 2008. As a percentage of revenue, these expenses were 17.6 percent in the first quarter of fiscal 2009, unchanged from the first quarter of fiscal 2008. The increase in engineering, selling and administrative expenses was primarily from our RF Communications and Broadcast Communications segments. In the first quarter of fiscal 2009, our RF Communications segment continued to invest heavily in new products, including the Falcon III® tactical radio, and our Broadcast Communications segment incurred charges of $4.0 million during the quarter associated with cost-reduction actions.
     See the “Discussion of Business Segment Results of Operations” section of this MD&A for further information.
Non-Operating Income (Loss)

	Quarter Ended
	September 26,	September 28,	%
	2008	2007	Inc/(Dec)
	(In millions, except percentages)
Non-operating income (loss)	$(8.1)	$1.7	*

*	Not meaningful
     We had a non-operating loss of $8.1 million in the first quarter of fiscal 2009 compared with non-operating income of $1.7 million in the first quarter of fiscal 2008. The non-operating loss in the first quarter of fiscal 2009 was primarily due to a $7.6 million write-down of our investment in AuthenTec, which is classified as securities available-for-sale, due to an other-than-temporary impairment. The non-operating income in the first quarter of fiscal 2008 was primarily due to a $2.1 million gain on the sale of a portion of our investment in AuthenTec. See Note J — Non-Operating Income (Loss) and footnote 3 of Note L — Business Segments in the Notes for further information.

Interest Income and Interest Expense

	Quarter Ended
	September 26,	September 28,	%
	2008	2007	Inc/(Dec)
	(In millions, except percentages)
Interest income	$1.7	$2.0	(15.0)%
Interest expense	(13.1)	(15.1)	(13.2)%
     Our interest income decreased to $1.7 million in the first quarter of fiscal 2009 from $2.0 million in the first quarter of fiscal 2008. Our interest expense decreased to $13.1 million in the first quarter of fiscal 2009 from $15.1 million in the first quarter of fiscal 2008. The decrease in our interest expense was primarily due to lower average debt balances in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008, resulting primarily from the repayment in fiscal 2008 of $124.2 million of our 6.35% debentures due in fiscal 2028.
Income Taxes

	Quarter Ended
	September 26,	September 28,	%
	2008	2007	Inc/(Dec)
	(In millions, except percentages)
Income taxes	$61.4	$52.8	16.3%
Effective tax rate	34.2%	34.6%
     Our effective tax rate (income taxes as a percentage of income before income taxes and minority interest) was 34.2 percent for the first quarter of fiscal 2009 compared with 34.6 percent for the first quarter of fiscal 2008. Legislative action after the end of the first quarter of fiscal 2009 has restored the U.S. Federal income tax credit for research and development expenses. This expected restoration of that tax credit will lower our effective tax rate in future quarters.
Discussion of Business Segment Results of Operations
     As discussed further in Note L — Business Segments in the Notes, effective for fiscal 2009 (which began June 28, 2008), we changed our segment reporting. Our RF Communications business (part of our Defense Communications and Electronics segment for fiscal 2008) is now reported as its own separate segment for fiscal 2009, and our Defense Programs business (the other part of our Defense Communications and Electronics segment for fiscal 2008) is now reported as part of our Government Communications Systems segment for fiscal 2009, together with that segment’s existing businesses (National Intelligence Programs, Civil Programs and IT Services). Our Broadcast Communications and Harris Stratex Networks segments did not change as a result of the adjustments to our segment reporting structure. The historical results, discussion and presentation of our business segments as set forth in this Quarterly Report on Form 10-Q reflect the impact of these changes for all periods presented. There is no impact on our previously reported consolidated statements of income, balance sheets or statements of cash flows resulting from this change.

RF Communications Segment

	Quarter Ended
	September 26,	September 28,	%
	2008	2007	Inc/(Dec)
	(In millions, except percentages)
Revenue	$415.2	$316.5	31.2%
Segment operating income	142.1	110.8	28.2%
% of revenue	34.2%	35.0%
     RF Communications segment revenue increased 31.2 percent and operating income increased 28.2 percent in the first quarter of fiscal 2009 from the first quarter of fiscal 2008.
     Revenue in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008 was higher in both U.S. and international markets. International revenue growth accelerated and represented over 35 percent of total RF Communications segment revenue in the first quarter of fiscal 2009 compared with 27 percent in our full fiscal 2008. International revenue in the first quarter of fiscal 2009 was driven primarily by major deliveries to Iraq, the Philippines, Norway, Poland, Pakistan, the United Arab Emirates, Algeria, Romania, Brunei, the United Kingdom, the Republic of Georgia, Macedonia and Saudi Arabia. We expect international revenue growth to remain strong throughout fiscal 2009 and beyond, as U.S. allies implement defense communications modernization programs.
     Good orders momentum in our RF Communications segment continued in the first quarter of fiscal 2009. We expect orders to accelerate in the second quarter of fiscal 2009 and to exceed revenue for our full fiscal 2009. Strong worldwide demand for tactical radio systems continues to be driven by on-going modernization programs, force restructuring and expansion, increased interoperability requirements, and requirements for more versatile and adaptable communications systems.
     New orders in the first quarter of fiscal 2009 reflected our success in penetrating an increasingly diverse customer base with a wide variety of products. We received $98 million in orders from the U.S. Army to provide Falcon II® high-frequency (“HF”) tactical radios, which enable communications across long distances, over mountainous terrain, and in urban environments. We received $60 million in orders from a customer in the Middle East for Falcon II HF and multiband tactical radios and $36 million in orders from a customer in Central Asia for integrated communications systems incorporating a wide range of products, including Falcon II HF and very high-frequency (“VHF”) tactical radios as well as new products including Falcon Watch™ remote surveillance systems and RF-7800W high-capacity line-of-sight (“HCLOS”) radios. Also during the first quarter of fiscal 2009, we received orders from an expanding list of other international customers including Estonia, Belize, Ukraine, Kazakhstan, Kyrgyzstan, Djibouti, Ethiopia, Uganda, Kenya, Indonesia and France.
     We believe customer demand will continue to build for the new Falcon III® multiband manpack radio (AN/PRC-117G), the first Joint Tactical Radio System (“JTRS”)-approved wideband/narrowband tactical radio. We received orders in the first quarter of fiscal 2009 for the Falcon III 117G manpack from a number of new and repeat customers, including the U.S. Special Operations Command, U.S. Air Force, U.S. Marine Corps and U.S. Coast Guard. Also during the first quarter of fiscal 2009, the Falcon III 117G manpack received a number of additional technical certifications and achieved “JTRS-approved” status.
Government Communications Systems Segment

	Quarter Ended
	September 26,	September 28,	%
	2008	2007	Inc/(Dec)
	(In millions, except percentages)
Revenue	$609.1	$603.9	0.9%
Segment operating income	66.3	63.8	3.9%
% of revenue	10.9%	10.6%

     Government Communications Systems segment revenue increased 0.9 percent and operating income increased 3.9 percent in the first quarter of fiscal 2009 from the first quarter of fiscal 2008. Orders were higher than revenue in the first quarter of fiscal 2009. Revenue and operating income in the first quarter of fiscal 2008 benefited from non-recurring products and services revenue and income under the Patriot IT services program for the National Reconnaissance Office (“NRO”). The first quarter of fiscal 2008 was negatively impacted by $23.6 million of charges for schedule and cost overruns on commercial satellite reflector programs, as compared with $6.2 million of reserves for potential schedule and cost overruns on commercial satellite reflector programs in the first quarter of fiscal 2009.
     Programs that contributed to higher revenue in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008 included the Field Data Collection Automation (“FDCA”) program for the U.S. Census Bureau, several classified programs, the Global Geospatial Intelligence (“GGI”) program for the National Geospatial-Intelligence Agency (“NGA”), avionics shipments for the F-35 Joint Strike Fighter program, and the Network Centric Solutions (“NETCENTS”) IT services program for the U.S. Air Force. Other revenue decreases in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008 resulted from the successful completion of the refurbishment phase of the Voice Switching and Control Systems (“VSCS”) program for the Federal Aviation Administration (“FAA”) and completion of the MAF/TIGER program for the Census Bureau.
     During the first quarter of fiscal 2009, we were awarded new classified programs with a combined value of more than $110 million. Also in the first quarter of fiscal 2009, we received a $53 million contract modification by the U.S. Navy to supply Ku-band Common Data Link (“CDL”) Hawklink systems for the MH-60R helicopter, and we were awarded a $20 million contract as part of the Networx telecommunications contract to modernize the radio infrastructure for the Federal Bureau of Investigation (“FBI”) in the western half of the United States.
     We recently announced that our new Highband Networking Radio™ system will be deployed to the U.S. Army 101st Airborne Assault Division 2nd Brigade Combat Team in Baghdad. This is the first combat deployment of the new radio system, which is designed to provide secure, high-bandwidth, on-the-move communications among users of widely dispersed local area networks, allowing seamless communication of voice, video and data to all levels of command.
     In a new business area, we were awarded in the first quarter of fiscal 2009 a one-year, $14 million contract to develop and implement the U.S. Department of Defense Military Health System global Healthcare Artifact and Image Management Solution (“HAIMS”) program. We will develop a multi-hospital military health network with image-sharing capabilities. The contract has four single-year incentive options.
     Following the close of the first quarter of fiscal 2009, our National Intelligence Programs business was awarded more than $180 million in contracts to provide ground processing and communications systems for classified programs. In addition, after the close of the first quarter of fiscal 2009, we were awarded a $140 million order under a new multi-vendor, five-year Indefinite Delivery Indefinite Quantity (“IDIQ”) contract to provide systems integration and IT services to the NGA under its Applied IT Solutions (“AITS”) contract. Also after the close of the first quarter of fiscal 2009, we were awarded a contract modification by the U.S. Navy Space and Naval Warfare Systems Command, potentially worth $37 million, to supply multiband shipboard satellite communications terminals for the Arleigh Burke class of guided missile destroyers.
Broadcast Communications Segment

	Quarter Ended
	September 26,	September 28,	%
	2008	2007	Inc/(Dec)
	(In millions, except percentages)
Revenue	$158.2	$146.7	7.8%
Segment operating income	5.3	10.4	(49.0)%
% of revenue	3.4%	7.1%
     Broadcast Communications segment revenue increased 7.8 percent in the first quarter of fiscal 2009 from the first quarter of fiscal 2008. The segment had operating income of $5.3 million during the first quarter of fiscal 2009 compared with operating income of $10.4 million during the first quarter of fiscal 2008. Operating income in the first quarter of fiscal 2009 was impacted by charges of $4.0 million associated with cost-reduction actions expected to improve future operating performance. In addition to headcount reductions and facilities consolidation actions in the first quarter of fiscal 2009, additional initiatives focused on supply chain and operations cost reductions to improve gross margins. Our Broadcast Communications segment continues to redirect spending to support expansion in higher-growth, higher-margin product areas and in growing international markets in the Middle East, Asia Pacific, Eastern Europe and Latin America.

     Transmission Systems sales increased at double-digit rates in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008, driven primarily by the over-the-air digital TV rollout in U.S. markets. The continuing global broadcast and media transition to digital and high definition (“HD”) operations drove higher first quarter year-over-year revenue for Infrastructure and Networking Solutions, including multiviewers and video networking equipment. Media and Workflow revenue was slightly lower in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008, with stronger sales of server products offset by lower sales of automation and software systems.
     The Harris ONE™ solution for interoperable workflow is having excellent success in international markets. We believe that we are uniquely capable of providing IT-centric, file-based workflows; broadcast technology for plant infrastructure; transmission competencies; and the media software to tie it all together. Significant Harris ONE solution orders in the first quarter of fiscal 2009 included Southern Cross Broadcasting in Australia; Guam Educational Telecommunications Corporation; the Czech Republic’s Barrandov Studios; TV2 Denmark; ProSiebenSat.1 Produktion in Munich, Germany; PowerTurk; and Abu Dhabi Media Company. Additional international orders came from customers in China, Taiwan, India and Vietnam.
     Other significant orders in the first quarter of fiscal 2009 included systems for major U.S. broadcast and telecommunications companies. In addition, we are providing the 29 National Basketball Association (“NBA”) arenas with NEXIO™ HD servers which will be used for editing game highlights. For Canadian television network CTV, we are providing multiple Inscriber G7™ HD graphics systems to be networked together for multiple newsrooms throughout Canada. In Las Vegas, we are providing our new InfoCaster™ digital signage systems to drive broadcast-quality graphics and live video/audio content to more than 150 screens throughout World Market Center Las Vegas, a new venue for the home and hospitality furnishings industry.
Harris Stratex Networks Segment

	Quarter Ended
	September 26,	September 28,	%
	2008	2007	Inc/(Dec)
	(In millions, except percentages)
Revenue	$195.8	$172.3	13.6%
Segment operating income (loss)	7.9	(1.0)	*
% of revenue	4.0%	(0.6)%
Minority interest in Harris Stratex Networks	$0.6	$0.4	50.0%

*	Not meaningful
     Harris Stratex Networks segment revenue increased 13.6 percent in the first quarter of fiscal 2009 from the first quarter of fiscal 2008. The segment had operating income of $7.9 million in the first quarter of fiscal 2009 compared with an operating loss of $1.0 million in the first quarter of fiscal 2008. Operating income was adversely impacted in the first quarter of fiscal 2009 by $3.3 million of charges associated with cost-reduction actions. Operating income was adversely impacted in the first quarter of fiscal 2008 by $8.3 million of integration costs associated with the combination with Stratex.
     Our Harris Stratex Networks segment reported good growth in North America microwave revenue and strong double-digit growth in International microwave revenue in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008. Strong first quarter year-over-year and sequential first quarter revenue growth was achieved in Africa and in the combined Latin America and Asia Pacific regions. Revenue improvement was driven primarily by the continuing success of the Eclipse™ IP product platform. Harris Stratex Networks has significantly increased the percentage of product sales that is now attributed to higher-capacity IP-capable products.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Quarter Ended
	September 26,	September 28,
	2008	2007
	(In millions)
Net cash provided by operating activities	$37.5	$66.8
Net cash used in investing activities	(31.1)	(25.6)
Net cash used in financing activities	(33.9)	(65.2)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(0.7)

Net decrease in cash and cash equivalents	$(27.8)	$(24.7)

     Cash and Cash Equivalents: Our cash and cash equivalents decreased $27.8 million from $370.0 million at the end of fiscal 2008 to $342.2 million at the end of the first quarter of fiscal 2009. The decrease was primarily due to $31.1 million of net cash used in investing activities and $33.9 million of net cash used in financing activities, partially offset by $37.5 million in net cash provided by operating activities. We own approximately 56 percent of Harris Stratex Networks, which had a cash balance of $94.4 million included in our consolidated cash and cash equivalents balance of $342.2 million at September 26, 2008. The $94.4 million balance is available only for Harris Stratex Networks’ general corporate purposes.
     Our financial position remained very strong at September 26, 2008. We ended the first quarter with cash and cash equivalents and short-term investments of $344.7 million in aggregate, we have no long-term debt maturing until fiscal 2016, we have a new five-year, senior unsecured $750 million revolving credit facility and we do not have any material defined benefit pension plan obligations.
     We currently believe that existing cash, funds generated from operations, sales of marketable equity securities, our credit facilities and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures and share repurchases under the current repurchase program for the next 12 months and the foreseeable future. We anticipate tax payments over the next three years to be approximately equal to our tax expense during the same period. We anticipate that our fiscal 2009 cash outlays may include strategic acquisitions. Other than those noted in the “Commercial Commitments and Contractual Obligations” discussion below in this MD&A, capital expenditures, potential acquisitions and repurchases under our share repurchase program, no other significant cash outlays are anticipated during the remainder of fiscal 2009 and thereafter.
     There can be no assurance, however, that our business will continue to generate cash flow at current levels, that ongoing operational improvements will be achieved, or that the cost or availability of future borrowings, if any, under our commercial paper program or our credit facilities or in the debt markets will not be impacted by the ongoing credit and capital markets disruptions. If we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations, we may be required to sell assets, reduce capital expenditures, reduce or terminate our share repurchase program, reduce or eliminate dividends, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make principal payments or pay interest on or refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense, government, broadcast communications and wireless transmission markets and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.
     Net cash provided by operating activities: Our net cash provided by operating activities was $37.5 million in the first quarter of fiscal 2009 compared with $66.8 million in the first quarter of fiscal 2008. All of our segments, except for our Government Communications Systems segment, had positive cash flow in the first quarter of fiscal 2009. The decrease in net cash provided by operating activities in the first quarter of fiscal 2009 compared with the first quarter of fiscal 2008 was primarily due to lower collections caused by a temporary delay in the timing of issuing invoices in our Government Communications Systems segment as a result of an upgrade of this segment’s billing system. We expect cash flow provided by operating activities in fiscal 2009 to be between $650 million and $700 million.

     Net cash used in investing activities: Our net cash used in investing activities was $31.1 million in the first quarter of fiscal 2009 compared with net cash used in investing activities of $25.6 million in the first quarter of fiscal 2008. Net cash used in investing activities in the first quarter of fiscal 2009 was primarily due to $24.8 million of property, plant and equipment additions and $6.9 million of capitalized software additions. This was partially offset by the net proceeds of $0.6 million from the sale of short-term investments available-for-sale. Net cash used in investing activities in the first quarter of fiscal 2008 was primarily due to $22.2 million of property, plant and equipment additions and $10.3 million of capitalized software additions. This was partially offset by the net proceeds of $8.4 million from the sale of securities and short-term investments available-for-sale. Our total capital expenditures, including capitalized software, in fiscal 2009 are expected to be between $160 million and $170 million.
     Net cash used in financing activities: Our net cash used in financing activities was $33.9 million in the first quarter of fiscal 2009 compared with net cash used in financing activities of $65.2 million in the first quarter of fiscal 2008. Net cash used in financing activities in the first quarter of fiscal 2009 was primarily due to $81.6 million used for the repurchase of shares of our common stock and $26.9 million used to pay cash dividends, partially offset by net increases in borrowings of $69.3 million and proceeds of $5.3 million from the exercise of employee stock options. Net cash used in financing activities in the first quarter of fiscal 2008 was primarily due to $57.4 million used for the repurchase of shares of our common stock, $20.6 million used to pay cash dividends and $3.7 million used for net repayments of borrowings, partially offset by proceeds of $16.5 million from the exercise of employee stock options.
Common Stock Repurchases
     During the first quarter of fiscal 2009, we used $75 million to repurchase 1,470,929 shares of our common stock under our repurchase program at an average price per share of $50.98, including commissions. During the first quarter of fiscal 2008, we used $50 million to repurchase 882,358 shares of our common stock under our repurchase program at an average price per share of $56.67, including commissions. In the first quarter of fiscal 2009 and first quarter of fiscal 2008, $6.6 million and $7.4 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares repurchased by us are cancelled and retired.
     As of September 26, 2008, we have a remaining authorization to repurchase approximately $100 million in shares of our common stock under our repurchase program. While this program does not have a stated expiration date, we expect to repurchase during fiscal 2009 the remaining approximately $100 million in shares of our common stock authorized to be repurchased under this program. We currently expect that these repurchases will more than offset the dilutive effect of shares to be issued under our share-based incentive plans. Additional information regarding share repurchases during the first quarter of fiscal 2009 and our repurchase program is set forth in this Quarterly Report on Form 10-Q under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
Dividend Policy
     On August 23, 2008, our Board of Directors increased the quarterly cash dividend rate on our common stock from $.15 per share to $.20 per share, for an annualized rate of $.80 per share. Our annual cash dividend rate on our common stock was $.60 per share in fiscal 2008. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial position, capital requirements, results of operations, future business prospects and other factors that our Board may deem relevant. There can be no assurances that our quarterly dividend will continue to increase or that dividends will be paid at all in the future.
Capital Structure and Resources
     On September 10, 2008, we entered into a five-year, senior unsecured revolving credit agreement (the “2008 Credit Agreement”) with a syndicate of lenders. The 2008 Credit Agreement provides for the extension of credit to us in the form of revolving loans, including swingline loans, and letters of credit at any time and from time to time during the term of the 2008 Credit Agreement, in an aggregate principal amount at any time outstanding not to exceed $750 million for both revolving loans and letters of credit, with a sub-limit of $50 million for swingline loans and $125 million for letters of credit. This new $750 million credit facility replaces our prior $500 million credit facility established pursuant to the five-year, senior unsecured revolving credit agreement we entered into on March 31, 2005 with a syndicate of lenders. The 2008 Credit Agreement includes a provision pursuant to which, from time to time, we may request that the lenders in their discretion increase the maximum amount of commitments under the 2008 Credit Agreement by an amount not to exceed $500 million. Only consenting lenders (including new lenders reasonably acceptable to the administrative agent) will participate in any such increase. In no event will the maximum amount of credit extensions available under the 2008 Credit Agreement exceed $1.25 billion. The 2008 Credit Agreement may be used for working capital and other general corporate purposes (excluding hostile acquisitions) and to support any commercial paper that we may issue. Borrowings under the 2008 Credit Agreement may be denominated in U.S. Dollars, Euros, Sterling and any other currency acceptable to the administrative agent and the lenders, with a non-U.S. currency sub-limit of $150 million. We may designate certain wholly-owned subsidiaries as borrowers under the 2008 Credit Agreement, and the obligations of any such subsidiary borrower must be guaranteed by Harris Corporation. We also may designate certain subsidiaries as unrestricted subsidiaries, which means certain of the covenants and representations in the 2008 Credit Agreement do not apply to such subsidiaries. Harris Stratex Networks and its subsidiaries are unrestricted subsidiaries under the 2008 Credit Agreement.
     At our election, borrowings under the 2008 Credit Agreement denominated in U.S. Dollars will bear interest either at LIBOR plus an applicable margin or at the base rate plus an applicable margin. The interest rate margin over LIBOR, initially set at 0.50 percent, may increase (to a maximum amount of 1.725 percent) or decrease (to a minimum of 0.385 percent) based on changes in the ratings of our senior, unsecured long-term debt securities (“Senior Debt Ratings”) and on the degree of utilization under the 2008 Credit Agreement (“Utilization”). The base rate is a fluctuating rate equal to the higher of the federal funds rate plus 0.50 percent or SunTrust Bank’s publicly announced prime lending rate for U.S. Dollars. The interest rate margin over the base rate is 0.00 percent, but if our Senior Debt Ratings fall to “BB+/Ba1” or below, then the interest rate margin over the base rate will increase to either 0.225 percent or 0.725 percent based on Utilization. Borrowings under the 2008 Credit Agreement denominated in a currency other than U.S. Dollars will bear interest at LIBOR plus the applicable interest rate margin over LIBOR described above. Letter of credit fees are also determined based on our Senior Debt Ratings and Utilization.
     The 2008 Credit Agreement contains certain covenants, including covenants limiting: certain liens on our assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and certain investments in unrestricted subsidiaries. The 2008 Credit Agreement also requires that we not permit our ratio of consolidated total indebtedness to total capital, each as defined, to be greater than 0.60 to 1.00 and not permit our ratio of consolidated EBITDA to consolidated net interest expense, each as defined, to be less than 3.00 to 1.00 (measured on the last day of each fiscal quarter for the rolling four-quarter period then ending). The 2008 Credit Agreement contains certain events of default, including: failure to make payments; failure to perform or observe terms, covenants and agreements; material inaccuracy of any representation or warranty; payment default under other indebtedness with a principal amount in excess of $75 million or acceleration of such indebtedness; occurrence of one or more final judgments or orders for the payment of money in excess of $75 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $75 million; any bankruptcy or insolvency; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the 2008 Credit Agreement are due and mature on September 10, 2013, unless the commitments are terminated earlier either at our request or if certain events of default occur. At September 26, 2008, we had $70.0 million of borrowings outstanding under the 2008 Credit Agreement.
     On December 5, 2007, we completed the issuance of $400 million in aggregate principal amount of 5.95% Notes due December 1, 2017. Interest on the notes is payable on June 1 and December 1 of each year. We may redeem the notes at any time in whole or, from time to time, in part at the “make-whole” redemption price. The “make-whole” redemption price is equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus 30 basis points. In each case, we will pay accrued interest on the principal amount of the notes being redeemed to the redemption date. In addition, upon a change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the notes at a price equal to 101 percent of the aggregate principal amount of the notes repurchased, plus accrued interest on the notes repurchased to the date of repurchase. In conjunction with the issuance of the notes, we entered into treasury lock agreements to protect against fluctuations in forecasted interest payments resulting from the issuance of ten-year, fixed rate debt due to changes in the benchmark U.S. Treasury rate. In accordance with Statement 133, these agreements were determined to be highly effective in offsetting changes in forecasted interest payments as a result of changes in the benchmark U.S. Treasury rate. Upon termination of these agreements on December 6, 2007, we recorded a loss of $5.5 million, net of income tax, in shareholders’ equity as a component of accumulated other comprehensive income. This loss, along with $5.0 million in debt issuance costs, will be amortized over the life of the notes on a straight-line basis, which approximates the effective interest rate method, and is reflected as a portion of interest expense in the accompanying Condensed Consolidated Statement of Income (Unaudited).
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
     Prior to the combination with Stratex, Stratex was a party to a credit facility with Silicon Valley Bank, and following the combination, Stratex (now named “Harris Stratex Networks Operating Corporation” and a wholly-owned subsidiary of Harris Stratex Networks), remained a party to the credit facility with Silicon Valley Bank (the “Harris Stratex Networks Credit Facility”). As discussed below, the Harris Stratex Networks Credit Facility (the “Terminated Facility”) was terminated and replaced in the first quarter of our fiscal 2009. Harris and its subsidiaries (other than Harris Stratex Networks Operating Corporation) are not and were not parties to, obligated under or guarantors of the Terminated Facility. Indebtedness under the Terminated Facility is reflected as of June 27, 2008 in our Condensed Consolidated Balance Sheet as a result of the consolidation of Harris Stratex Networks. The Terminated Facility allowed for revolving credit borrowings of up to $50 million. As of June 27, 2008, the balance of the term loan portion of the Terminated Facility was $8.7 million (of which $5.0 million was recorded in the current portion of long-term debt at June 27, 2008) and there was $8.6 million in outstanding standby letters of credit.
     On June 30, 2008, in the first quarter of our fiscal 2009, the Terminated Facility was terminated and replaced with a new revolving credit facility as of that date with a syndicate of lenders, including Silicon Valley Bank (the “New Harris Stratex Networks Credit Facility”). Harris and its subsidiaries (other than Harris Stratex Networks and certain of its subsidiaries) are not parties to, obligated under or guarantors of the New Harris Stratex Networks Credit Facility. The balance of the term loan portion of the Terminated Facility of $8.7 million was repaid in full with the proceeds of a $10 million borrowing under the New Harris Stratex Networks Credit Facility. The standby letters of credit outstanding under the Terminated Facility as of the termination date remain as an obligation to Silicon Valley Bank. The New Harris Stratex Networks Credit Facility provides for an initial committed amount of $70 million with an uncommitted accordion option for an additional $50 million available with the same or additional lenders. The New Harris Stratex Networks Credit Facility has an initial term of three years and provides for (1) demand borrowings (with no stated maturity date) with an interest rate of the greater of Bank of America’s prime rate and the federal funds rate plus

0.5 percent, (2) fixed term Eurodollar loans up to six months or more as agreed with the lenders with an interest rate of LIBOR plus a spread of between 1.25 percent to 2.00 percent based on the current leverage ratio of Harris Stratex Networks and its consolidated subsidiaries, and (3) the issuance of standby or commercial letters of credit. The New Harris Stratex Networks Credit Facility contains a minimum liquidity ratio covenant and a maximum leverage ratio covenant and is unsecured. At September 26, 2008, Harris Stratex Networks had $10.0 million of borrowings and $7.6 million of standby letters of credit outstanding under the New Harris Stratex Networks Credit Facility.
     We have uncommitted short-term lines of credit from various international banks. These lines provide for borrowings at various interest rates, typically may be terminated upon notice, may be used on such terms as mutually agreed to by the banks and us, and are reviewed annually for renewal or modification. These lines do not require compensating balances. We also have a short-term commercial paper program in place, which we may utilize to satisfy short-term cash requirements and which is supported by our 2008 Credit Agreement. There were no borrowings outstanding under the commercial paper program at September 26, 2008.
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
     Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of September 26, 2008, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our results of operations, cash flows or financial position. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, cash flows or financial position.
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

Commercial Commitments and Contractual Obligations
     The amounts disclosed in our Fiscal 2008 Form 10-K include our commercial commitments and contractual obligations. During the quarter ended September 26, 2008, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our Fiscal 2008 Form 10-K.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1: “Significant Accounting Policies” in our Notes to Consolidated Financial Statements included in our Fiscal 2008 Form 10-K. Critical accounting policies and estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies and estimates for us include: (i) revenue recognition on development and production contracts and contract estimates, (ii) provisions for excess and obsolete inventory losses, (iii) impairment testing of goodwill, (iv) income taxes and tax valuation allowances, and (v) assumptions used to record stock option and share-based compensation. For additional discussion of our critical accounting policies and estimates, see our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2008 Form 10-K.
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
FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new products, services or developments; future economic conditions, performance or outlook; the outcome of contingencies; the potential level of share repurchases; the value of our contract awards and programs; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q and are not guarantees of future performance or actual results. Forward-looking statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The following are some factors we believe could cause our actual results to differ materially from expected or historical results:
•	We participate in markets that are often subject to uncertain economic conditions, which makes it difficult to estimate growth in our markets and, as a result, future income and expenditures.

•	We depend on the U.S. Government for a significant portion of our revenue, and the loss of this relationship or a shift in U.S. Government funding could have adverse consequences on our future business.

•	We depend significantly on our U.S. Government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited. The termination or failure to fund one or more of these contracts could have an adverse impact on our business.

•	We enter into fixed-price contracts that could subject us to losses in the event of cost overruns or a significant increase in inflation.

•	We derive a substantial portion of our revenue from international operations and are subject to the risks of doing business internationally, including fluctuations in currency exchange rates.

•	We may not be successful in obtaining the necessary export licenses to conduct certain operations abroad, and Congress may prevent proposed sales to certain foreign governments.

•	Our future success will depend on our ability to develop new products and technologies that achieve market acceptance in our current and future markets.

•	We cannot predict the consequences of future geo-political events, but they may affect adversely the markets in which we operate, our ability to insure against risks, our operations or our profitability.

•	We have made, and may continue to make, strategic acquisitions that involve significant risks and uncertainties.

•	The inability of our subcontractors to perform, or our key suppliers to timely deliver our components or parts, could cause our products to be produced in an untimely or unsatisfactory manner.

•	Third parties have claimed in the past and may claim in the future that we are infringing directly or indirectly upon their intellectual property rights, and third parties may infringe upon our intellectual property rights.

•	The outcome of litigation or arbitration in which we are involved is unpredictable and an adverse decision in any such matter could have a material adverse effect on our financial position and results of operations.

•	We are subject to customer credit risk.

•	We face certain significant risk exposures and potential liabilities that may not be covered adequately by insurance or indemnity.

•	Changes in our effective tax rate may have an adverse effect on our results of operations.

•	Our consolidated financial results may be impacted by Harris Stratex Networks’ financial results, which may vary significantly and be difficult to forecast.

•	We have significant operations in Florida, California and other locations that could be materially and adversely impacted in the event of a natural disaster or other significant disruption.
•	Changes in future business conditions could cause business investments and/or recorded goodwill to become impaired, resulting in substantial losses and write-downs that would reduce our results of operations.

•	In order to be successful, we must attract and retain key employees, and failure to do so could seriously harm us.

     Additional details and discussions concerning some of the factors that could affect our forward-looking statements or future results are set forth in our Fiscal 2008 Form 10-K under Item 1A. “Risk Factors.” The foregoing list of factors and the factors set forth in Item 1A. “Risk Factors” included in our Fiscal 2008 Form 10-K and in Part II. Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q are not exhaustive. Additional risks and uncertainties not known to us or that we currently believe not to be material also may adversely impact our operations and financial position. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial position, cash flows and results of operations. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date hereof and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements or to update the reasons actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise. For further information concerning risk factors, see Part II. Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
     In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.
     Foreign Exchange and Currency: We use foreign exchange contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers, and intercompany loans. We believe the use of foreign currency financial instruments should reduce the risks that arise from doing business in international markets. At September 26, 2008, we had open foreign exchange contracts with a notional amount of $150.4 million, of which $98.1 million were classified as cash flow hedges, $5.2 million were classified as fair value hedges and $47.1 million were not designated hedges under the provisions of Statement 133. This compares with total foreign exchange contracts with a notional amount of $127.8 million at June 27, 2008, of which $49.9 million were classified as cash flow hedges, $16.7 million were classified as fair value hedges and $61.2 million were not designated hedges under the provisions of Statement 133. At September 26, 2008, contract expiration dates ranged from less than one month to 19 months with a weighted average contract life of 3 months.
     More specifically, the foreign exchange contracts classified as cash flow hedges are primarily being used to hedge currency exposures from cash flows anticipated in our Harris Stratex Networks segment related to customer orders denominated in non-functional currencies that are currently in backlog and in our RF Communications segment related to programs in the U.K., Canada, the Netherlands and China. We also have hedged U.S. dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of September 26, 2008, we estimated that a pre-tax gain of $0.4 million would be reclassified into net income from comprehensive income within the next 12 months related to these cash flow hedges.
     The net gain included in our net income in the first quarter of fiscal 2009, and the net gain included in our net income in the first quarter of fiscal 2008, representing the amount of fair value and cash flow hedges’ ineffectiveness were not material. Amounts recognized in our net income in the first quarter of fiscal 2009 and in the first quarter of fiscal 2008 related to the component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness were also not material. In addition, no amounts were recognized in our net income in the first quarter of fiscal 2009 or the first quarter of fiscal 2008 related to hedged firm commitments that no longer qualify as fair value hedges. All of these derivatives were recorded at their fair value on our Condensed Consolidated Balance Sheet (Unaudited) in accordance with Statement 133.
     Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for our foreign currency derivatives held at September 26, 2008 would have an impact of approximately $13.0 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.

     Interest Rates: As of September 26, 2008, we have short-term investments and debt obligations subject to interest rate risk. The interest-rate risk associated with our short-term investments is not material as the maturities of these investments are less than one year. Because the interest rates on our long-term debt obligations are fixed, and because our long-term debt is not putable (redeemable at the option of the holders of the debt prior to maturity), the interest rate risk associated with this debt on our results of operations is not material. We have a short-term variable-rate commercial paper program in place, which we may utilize to satisfy short-term cash requirements. The interest rate risk associated with our commercial paper is not material as these borrowings are only for short periods until refinanced by fixed-rate long-term debt or paid off using operating cash flows. There can be no assurances that interest rates will not change significantly or have a material effect on our income or cash flows in fiscal 2009.

Item 4.	Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage those entities, our controls and procedures with respect to those entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries. As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal quarter ended September 26, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our senior management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of the fiscal quarter ended September 26, 2008 our disclosure controls and procedures were effective.
     (b) Changes in internal control: We periodically review our system of internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we periodically review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of acquired business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties, and adding additional monitoring controls. In the first quarter of fiscal 2009, we upgraded our financial systems in our Government Communications Systems segment. These changes were made as part of ongoing process improvements and were not in response to an identified internal control deficiency. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 26, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     (c) Events Relating to Harris Stratex Networks: During the first quarter of fiscal 2009, our majority-owned publicly-traded subsidiary, Harris Stratex Networks, restated its financial statements for the first three fiscal quarters of its fiscal 2008 (the quarters ended March 28, 2008, December 28, 2007 and September 28, 2007) and for its fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005 due to accounting errors. Harris Stratex Networks reported that as a result of such accounting errors, as of June 27, 2008, there were material weaknesses in its disclosure controls and procedures and in its system of internal control over financial reporting that led to the need to restate its financial statements. These events relating to Harris Stratex Networks were considered in the Company’s evaluation of its internal control over financial reporting, and our management concluded that the Company maintained effective disclosure controls and procedures as of the end of the first quarter of fiscal 2009 and effective internal control over financial reporting as of the end of the first quarter of fiscal 2009. We have been advised by Harris Stratex Networks management that they are confident that all material weaknesses that were identified in Harris Stratex Networks’ system of internal control over financial reporting are being remediated. We will continue to evaluate whether the events relating to Harris Stratex Networks will require any change in fiscal 2009 to our disclosure controls and procedures or our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
     Harris Stratex Networks and certain of its current and former officers and directors, including certain current Harris officers, were named as defendants in a federal securities class action complaint filed on September 15, 2008 in the United States District Court for the District of Delaware by plaintiff Norfolk County Retirement System on behalf of an alleged class of purchasers of Harris Stratex Networks securities from January 29, 2007 to July 30, 2008, including shareholders of Stratex who exchanged shares of Stratex for shares of Harris Stratex Networks as part of the combination between Stratex and our former Microwave Communications Division. This action relates to the restatement of Harris Stratex Networks’ financial statements as discussed in Part I. Item 4. “Controls and Procedures” in this Quarterly Report on Form 10-Q. Similar complaints were filed in the United States District Court for the District of Delaware on October 6, 2008 and October 30, 2008. Each complaint alleges violations of Section 10(b) and Section 20(a) of the Exchange Act and of Rule 10b-5 promulgated thereunder, as well as violations of Section 11 and Section 15 of the Securities Act of 1933, as amended, and seeks, among other relief, determinations that the action is a proper class action, unspecified compensatory damages and reasonable attorneys’ fees and costs. Harris Stratex Networks is making arrangements with plaintiffs’ counsel in these actions under which Harris Stratex Networks and the other named defendants will not have to respond to these claims until a lead plaintiff is selected by the Court and that lead plaintiff has filed a consolidated class action complaint. Harris and Harris Stratex Networks believe that the defendants have meritorious defenses to these actions and the defendants intend to defend the litigation vigorously.

Item 1A.	Risk Factors.
     Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows and financial position set forth under Item 1A. “Risk Factors” in our Fiscal 2008 Form 10-K. We do not believe that there have been any material changes to the risk factors previously disclosed in our Fiscal 2008 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
     During the first quarter of fiscal 2009, we repurchased 1,470,929 shares of our common stock under our repurchase program at an average price per share of $50.95, excluding commissions. During the first quarter of fiscal 2008, we repurchased 882,358 shares of our common stock under our repurchase program at an average price per share of $56.64, excluding commissions. The level of our repurchases depends on a number of factors, including our financial position, capital requirements, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at the discretion of management and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired.

     The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended September 26, 2008:

				Maximum approximate
				dollar value of
				shares that
			Total number of shares	may yet be
			purchased as part of	purchased under
	Total number of	Average price paid	publicly announced	the plans or
Period*	shares purchased	per share	plans or programs (1)	programs (1)
Month No. 1
(June 28, 2008-July 25, 2008)
Repurchase Programs (1)	None	n/a	None	$175,259,371
Employee Transactions (2)	346	$49.41	n/a	n/a

Month No. 2
(July 26, 2008-August 22, 2008)
Repurchase Programs (1)	847,000	$52.94	847,000	$130,418,221
Employee Transactions (2)	90,988	$51.89	n/a	n/a

Month No. 3
(August 23, 2008-September 26, 2008)
Repurchase Programs (1)	623,929	$48.25	623,929	$100,311,802
Employee Transactions (2)	50,697	$51.87	n/a	n/a

Total	1,612,960	$51.03	1,470,929	$100,311,802

*	Periods represent our fiscal months.

(1)	On April 27, 2007, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $600 million of our stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. This share repurchase program does not have a stated expiration date. The approximate dollar amount of our stock that may yet be purchased under this share repurchase program as of September 26, 2008 is $100,311,802 (as reflected in the table above). This share repurchase program has resulted, and is expected to continue to result, in repurchases in excess of offsetting the dilutive effect of shares issued under our share-based incentive plans. However, the level of our repurchases depends on a number of factors, including our financial position, capital requirements, results of operations, future business prospects and other factors our Board of Directors may deem relevant. All shares repurchased during the quarter ended September 26, 2008 were repurchased in open-market transactions. As a matter of policy, we do not repurchase shares during the period beginning on the 15th day of the third month of a fiscal quarter and ending two days following the public release of earnings and financial results for such fiscal quarter.

(2)	Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised stock options, (b) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance shares or restricted shares which vested during the quarter, (c) performance or restricted shares returned to us upon retirement or employment termination of employees or (d) shares of our common stock purchased by the trustee of the Harris Corporation Master Rabbi Trust at our direction to fund obligations under our deferred compensation plans. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.
Sales of Unregistered Securities
     During the first quarter of fiscal 2009, we did not issue or sell any unregistered equity securities.

Item 3.	Defaults Upon Senior Securities.
     Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.
     Not Applicable.

Item 5.	Other Information.
     Not Applicable.

Item 6.	Exhibits.
     The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:

(3)	(a) Restated Certificate of Incorporation of Harris Corporation (1995), as amended.

(b) By-Laws of Harris Corporation, as amended and restated effective October 24, 2008, incorporated herein by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2008. (Commission File Number 1-3863)

(10)	*(a) Form of Stock Option Award Agreement Terms and Conditions (as of June 28, 2008) for grants under the Harris Corporation 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2008. (Commission File Number 1-3863)

*(b) Form of Performance Share Award Agreement Terms and Conditions (as of June 28, 2008) for grants under the Harris Corporation 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2008. (Commission File Number 1-3863)

*(c) Form of Performance Share Unit Award Agreement Terms and Conditions (as of June 28, 2008) for grants under the Harris Corporation 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2008. (Commission File Number 1-3863)

*(d) Form of Restricted Stock Award Agreement Terms and Conditions (as of June 28, 2008) for grants under the Harris Corporation 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2008. (Commission File Number 1-3863)

(e) Revolving Credit Agreement, dated as of September 10, 2008, by and among the Company and the other parties thereto incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2008. (Commission File Number 1-3863)

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

HARRIS CORPORATION (Registrant)
Date: November 4, 2008	By:	/s/ Gary L. McArthur
Gary L. McArthur
Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No.
Under Reg. S-K,
Item 601	Description

(3)	(a) Restated Certificate of Incorporation of Harris Corporation (1995), as amended.

(b) By-Laws of Harris Corporation, as amended and restated effective October 24, 2008, incorporated herein by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2008. (Commission File Number 1-3863)

(10)	*(a) Form of Stock Option Award Agreement Terms and Conditions (as of June 28, 2008) for grants under the Harris Corporation 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2008. (Commission File Number 1-3863)

*(b) Form of Performance Share Award Agreement Terms and Conditions (as of June 28, 2008) for grants under the Harris Corporation 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2008. (Commission File Number 1-3863)

*(c) Form of Performance Share Unit Award Agreement Terms and Conditions (as of June 28, 2008) for grants under the Harris Corporation 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2008. (Commission File Number 1-3863)

*(d) Form of Restricted Stock Award Agreement Terms and Conditions (as of June 28, 2008) for grants under the Harris Corporation 2005 Equity Incentive Plan incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2008. (Commission File Number 1-3863)

(e) Revolving Credit Agreement, dated as of September 10, 2008, by and among the Company and the other parties thereto incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2008. (Commission File Number 1-3863)

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