Form 10-Q
period 2009-01-02
HARRIS CORP /DE/
filed 2009-02-10
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2009
or
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
Yes ☐     No ☑
The number of shares outstanding of the registrant’s common stock as of February 6, 2009 was 133,622,634 shares.

HARRIS CORPORATION
FORM 10-Q
For the Quarter Ended January 2, 2009
INDEX

		Page
Part I.	Financial Information:
	Item 1. Financial Statements (Unaudited):
	Condensed Consolidated Statement of Income for the Quarter and Two Quarters ended January 2, 2009 and December 28, 2007	1
	Condensed Consolidated Balance Sheet at January 2, 2009 and June 27, 2008	2
	Condensed Consolidated Statement of Cash Flows for the Two Quarters ended January 2, 2009 and December 28, 2007	3
	Notes to Condensed Consolidated Financial Statements	4
	Report of Independent Registered Public Accounting Firm	15
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
	Item 4. Controls and Procedures	31
Part II.	Other Information:
	Item 1. Legal Proceedings	31
	Item 1A. Risk Factors	32
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
	Item 3. Defaults Upon Senior Securities	33
	Item 4. Submission of Matters to a Vote of Security Holders	34
	Item 5. Other Information	34
	Item 6. Exhibits	35
Signature		36
Exhibit Index
EX-10(a)
EX-10(b)
EX-10(c)
EX-10(d)
EX-10(e)
EX-10(f)
EX-10(g)
EX-10(h)
EX-10(i)
EX-10(l)
EX-10(m)
EX-12
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2
     This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended		Two Quarters Ended
	January 2,	December 28,	January 2,	December 28,
	2009	2007	2009	2007
	(In millions, except per share amounts)
Revenue from product sales and services	$1,523.4	$1,317.7	$2,891.1	$2,548.2

Cost of product sales and services	(1,061.2)	(908.2)	(1,989.6)	(1,757.8)
Engineering, selling and administrative expenses	(236.6)	(230.3)	(476.9)	(447.2)
Impairment of goodwill and other intangible assets	(301.0)	—	(301.0)	—
Non-operating income (loss)	(0.7)	4.2	(8.8)	5.9
Interest income	1.2	1.6	2.9	3.6
Interest expense	(14.5)	(13.8)	(27.6)	(28.9)

Income (loss) before income taxes and minority interest	(89.4)	171.2	90.1	323.8
Income taxes	(87.0)	(57.3)	(148.4)	(110.1)
Minority interest in Harris Stratex Networks, Inc., net of tax	137.8	0.4	138.4	0.8

Net income (loss)	$(38.6)	$114.3	$80.1	$214.5

Net income (loss) per common share
Basic	$(.29)	$.84	$.60	$1.60
Diluted	$(.29)	$.83	$.60	$1.56

Cash dividends paid per common share	$.20	$.15	$.40	$.30

Basic weighted average shares outstanding	132.5	135.7	132.8	133.9
Diluted weighted average shares outstanding	132.5	137.6	133.9	137.7
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	January 2,	June 27,
	2009	2008(1)
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$352.7	$370.0
Short-term investments	1.6	3.1
Marketable equity securities	3.6	19.3
Receivables	914.3	859.0
Inventories	701.1	610.4
Deferred income taxes	120.1	117.2
Other current assets	64.3	67.7

Total current assets	2,157.7	2,046.7
Non-current Assets
Property, plant and equipment	482.0	482.2
Goodwill	1,214.9	1,547.3
Identifiable intangible assets	309.2	367.0
Other non-current assets	106.1	115.4

Total non-current assets	2,112.2	2,511.9

	$4,269.9	$4,558.6

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$18.4	$8.5
Accounts payable	386.3	390.8
Compensation and benefits	166.7	181.6
Other accrued items	263.5	239.1
Advance payments and unearned income	153.2	146.4
Income taxes payable	5.1	22.9
Current portion of long-term debt	0.7	5.7

Total current liabilities	993.9	995.0
Non-current Liabilities
Non-current deferred income taxes	29.6	29.8
Long-term debt	827.7	831.8
Other long-term liabilities	86.6	97.7

Total non-current liabilities	943.9	959.3
Minority interest in Harris Stratex Networks, Inc.	192.8	330.3

Shareholders’ Equity
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 132,572,317 shares at January 2, 2009 and 133,594,320 shares at June 27, 2008	132.6	133.6
Other capital	454.7	453.6
Retained earnings	1,629.3	1,660.8
Accumulated other comprehensive income (loss)	(77.3)	26.0

Total shareholders’ equity	2,139.3	2,274.0

	$4,269.9	$4,558.6

(1)	Derived from audited financial statements.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Two Quarters Ended
	January 2,	December 28,
	2009	2007
	(In millions)
Operating Activities
Net income	$80.1	$214.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	85.7	84.2
Share-based compensation	18.4	19.3
Non-current deferred income taxes	(2.0)	6.5
Gain on the sale of securities available-for-sale	—	(2.1)
Impairment of securities available-for-sale	7.6	—
Impairment of goodwill and other intangible assets	301.0	—
Minority interest in Harris Stratex Networks, Inc., net of tax	(138.4)	(0.8)
(Increase) decrease in:
Accounts and notes receivable	(53.8)	(56.6)
Inventories	(90.7)	(54.1)
Increase (decrease) in:
Accounts payable and accrued expenses	(5.6)	(18.0)
Advance payments and unearned income	6.8	11.0
Income taxes	(16.6)	(22.9)
Other	(3.2)	11.9

Net cash provided by operating activities	189.3	192.9

Investing Activities
Cash paid for acquired businesses	—	(12.8)
Additions of property, plant and equipment	(53.2)	(49.1)
Additions of capitalized software	(13.5)	(19.0)
Cash paid for short-term investments available-for-sale	(1.2)	(4.3)
Proceeds from the sale of short-term investments available-for-sale	2.7	14.7
Proceeds from the sale of securities available-for-sale	—	3.1

Net cash used in investing activities	(65.2)	(67.4)

Financing Activities
Proceeds from borrowings	78.7	397.0
Repayment of borrowings	(79.4)	(388.7)
Payment of treasury lock	—	(8.9)
Proceeds from exercise of employee stock options	7.3	29.0
Repurchases of common stock	(82.1)	(109.0)
Cash dividends	(53.9)	(41.1)

Net cash used in financing activities	(129.4)	(121.7)

Effect of exchange rate changes on cash and cash equivalents	(12.0)	(0.5)

Net increase (decrease) in cash and cash equivalents	(17.3)	3.3

Cash and cash equivalents, beginning of year	370.0	368.3

Cash and cash equivalents, end of quarter	$352.7	$371.6

Supplemental disclosure of noncash investing and financing activities:
Common stock issued in exchange for 3.5% convertible debentures, due fiscal 2023	$—	$163.5

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
January 2, 2009
Note A — Significant Accounting Policies and Recent Accounting Pronouncements
Basis of Presentation
     The accompanying condensed consolidated financial statements of Harris Corporation and its subsidiaries (“Harris,” “Company,” “we,” “our,” and “us” refer to Harris Corporation and its consolidated subsidiaries) have been prepared by Harris, without an audit, in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the quarter and two quarters ended January 2, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at June 27, 2008 has been derived from the audited financial statements but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. We provide complete financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2008 (“Fiscal 2008 Form 10-K”).
     The accompanying condensed consolidated financial statements include 100 percent of the assets, liabilities, revenue and expenses of our majority-owned subsidiary, Harris Stratex Networks, Inc. (“Harris Stratex Networks”), and the approximately 44 percent ownership interest of the minority stockholders of Harris Stratex Networks as of January 2, 2009 is recorded as minority interest in the accompanying condensed consolidated financial statements. Significant intercompany transactions and accounts have been eliminated. References to Harris Stratex Networks include its consolidated subsidiaries.
     The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“Statement 158”), which amends FASB Statements No. 87, “Employers’ Accounting for Pensions;” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits;” No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions;” and No. 132(R), “Employers’ Disclosures about Pension and Other Postretirement Benefits.” In the fourth quarter of fiscal 2007, we adopted the portion of Statement 158 that requires the recognition and disclosure of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability as described in our Annual Report on Form 10-K for our fiscal year ended June 29, 2007. Statement 158 also requires an employer to measure the funded status of a plan as of the date of the employer’s year-end balance sheet, with limited exceptions. This portion of Statement 158 is effective for fiscal years ending after December 15, 2008, which for us is fiscal 2009 (our current fiscal year, which ends July 3, 2009). Certain of our plans currently have measurement dates that do not coincide with our fiscal year end and thus we will be required to change their measurement dates in fiscal 2009. We do not currently anticipate that the change in measurement dates will materially impact our financial position, results of operations or cash flows.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Statement 157 applies under other accounting pronouncements that require fair value measurement in which the FASB concluded that fair value was the relevant measurement, but does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which defers the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, which for us is our fiscal 2010. We adopted Statement 157 in the first quarter of fiscal 2009 and there was no impact to our financial position, results of operations or cash flows. In accordance with FSP FAS 157-2, we elected to defer until fiscal 2010 the adoption of Statement 157 for nonfinancial assets (including items such as goodwill and other intangible assets) and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not currently anticipate that the adoption of Statement 157 for nonfinancial assets and nonfinancial liabilities will materially impact our financial position, results of operations or cash flows. See Note M — Fair Value Measurements in these Notes to Condensed Consolidated Financial Statements (Unaudited) for disclosures required by Statement 157.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement 159”). Statement 159 allows companies to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, all unrealized gains or losses in fair value for that instrument shall be reported in earnings at each subsequent reporting date. We adopted Statement 159 in the first quarter of fiscal 2009 but have not elected the fair value option for any eligible financial instruments as of January 2, 2009.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“Statement 141R”). Statement 141R requires that, upon a business combination, the acquired assets, assumed liabilities, contractual contingencies and contingent liabilities be recognized and measured at their fair value at the acquisition date. Statement 141R also requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred. In addition, Statement 141R requires that acquired in-process research and development be measured at fair value and capitalized as an indefinite-lived intangible asset, and it is therefore not subject to amortization until the project is completed or abandoned. Statement 141R also requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties that are recognized after the measurement period be recognized in income tax expense. Statement 141R is to be applied prospectively and is effective for fiscal years beginning on or after December 15, 2008, which for us is our fiscal 2010. Thus, while adoption is not expected to materially impact our financial position, results of operations or cash flows directly when it becomes effective on July 4, 2009 (the beginning of our fiscal 2010), it is expected to have a significant effect on the accounting for any acquisitions we make on, or subsequent to, that date.
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
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“Statement 161”). Statement 161 applies to all derivative instruments, including bifurcated derivative instruments (and to nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”)) and related hedged items accounted for under Statement 133. Statement 161 amends and expands the disclosure requirements of Statement 133 to provide greater transparency as to (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, Statement 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the volume of derivative activity and fair value amounts of, and gains and losses on, derivative instruments including location of such amounts in the consolidated financial statements, and disclosures about credit-risk-related contingent features in derivative agreements. Statement 161 is effective for fiscal years and interim periods that begin after November 15, 2008, which for us is the third quarter of our fiscal 2009 (which began January 3, 2009). We do not currently anticipate the implementation of Statement 161 will materially impact our financial position, results of operations or cash flows.

     In April 2008, the FASB issued FSP No. FAS 142-3, “Determining the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets accounted for pursuant to FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”). FSP FAS 142-3 amends Statement 142 to require an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions. In the absence of such experience, FSP FAS 142-3 requires an entity to consider assumptions that market participants would use (consistent with the highest and best use of the asset by market participants), adjusted for entity-specific factors. FSP FAS 142-3 also requires incremental disclosures for renewable intangible assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, which for us is our fiscal 2010. FSP FAS 142-3 is to be applied prospectively to intangible assets acquired after the effective date, and the incremental disclosure requirements for renewable intangible assets are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.
     In June 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities and, accordingly, should be included in the two-class method of calculating earnings per share (“EPS”) under FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 also includes guidance on allocating earnings pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, which for us is our fiscal 2010. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) shall be adjusted retrospectively. We do not currently anticipate that the implementation of FSP EITF 03-6-1 will materially impact our financial position, results of operations or cash flows.
     Reclassifications
     Certain prior-year amounts have been reclassified in the accompanying condensed consolidated financial statements to conform to current-year classifications.
Note B — Stock Options and Share-Based Compensation
     As of January 2, 2009, we had three shareholder-approved employee stock incentive plans under which options or other share-based compensation was outstanding (“Harris Plans”), and we had the following types of share-based awards outstanding under the Harris Plans: stock options, performance share awards, performance share unit awards, restricted stock awards and restricted stock unit awards. Participants in the Harris Plans include former Harris employees who are now employed with Harris Stratex Networks and who had options or awards under the Harris Plans that were outstanding at the January 26, 2007 date of the combination of our former Microwave Communications Division with Stratex Networks, Inc. (“Stratex”) to form Harris Stratex Networks. Additionally, as of January 2, 2009, Harris Stratex Networks had a stock incentive plan that provided for stock options, restricted stock awards and performance share awards based on Harris Stratex Networks Class A common stock. Harris Stratex Networks also assumed all of the former Stratex stock options outstanding as of January 26, 2007, as part of the combination with Stratex (“Harris Stratex Networks Plans”). We believe that such awards more closely align the interests of employees with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our stock incentive plans). The compensation cost related to our share-based awards that was charged against income was $9.7 million for the quarter ended January 2, 2009, which includes $0.4 million related to Harris Stratex Networks Plans, and $18.7 million for the two quarters ended January 2, 2009, which includes $1.4 million related to Harris Stratex Networks Plans. The compensation cost related to our share-based awards that was charged against income was $9.1 million for the quarter ended December 28, 2007, which includes $1.7 million related to Harris Stratex Networks Plans, and $19.3 million for the two quarters ended December 28, 2007, which includes $3.6 million related to Harris Stratex Networks Plans.
     Grants to Harris employees under Harris Plans during the second quarter of fiscal 2009 consisted of 4,250 stock options, 1,100 performance share awards and 1,000 restricted stock awards. Grants to Harris employees under Harris Plans during the first two quarters of fiscal 2009 consisted of 1,192,650 stock options, 283,850 performance share awards and 102,450 restricted stock awards. The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option-pricing model which used the following assumptions: expected volatility of 33.35 percent; expected dividend yield of 1.4 percent; and expected life in years of 4.45.

     Grants to Harris Stratex Networks employees under Harris Stratex Networks Plans during the quarter and two quarters ended January 2, 2009 consisted of 860,906 stock options and 447,654 performance share awards. The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option-pricing model which used the following assumptions: expected volatility of 53.00 percent; expected dividend yield of zero percent; and expected life in years of 4.37.
Note C — Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
     Total comprehensive income (loss) for the quarter and two quarters ended January 2, 2009 and December 28, 2007 was comprised of the following:

	Quarter Ended		Two Quarters Ended
	January 2,	December 28,	January 2,	December 28,
	2009	2007	2009	2007
	(In millions)
Net income (loss)	$(38.6)	$114.3	$80.1	$214.5
Other comprehensive income (loss):
Foreign currency translation	(78.4)	7.2	(100.6)	35.3
Net unrealized gain (loss) on securities available-for-sale, net of income tax	(0.1)	7.9	(5.0)	5.9
Net unrealized loss on hedging derivatives, net of income tax	(4.1)	(0.9)	(2.2)	—
Impact of treasury lock, net of income tax	0.1	(5.4)	0.3	(5.4)
Recognition of pension actuarial losses in net income, net of income tax	3.1	0.5	4.2	0.6

Total comprehensive income (loss)	$(118.0)	$123.6	$(23.2)	$250.9

     The components of accumulated other comprehensive income (loss) at January 2, 2009 and June 27, 2008 are as follows:

	January 2,	June 27,
	2009	2008
	(In millions)
Foreign currency translation	$(54.1)	$46.5
Net unrealized gain (loss) on securities available-for-sale, net of income tax	(0.2)	4.8
Net unrealized loss on hedging derivatives, net of income tax	(3.3)	(1.1)
Unamortized loss on treasury lock, net of income tax	(4.9)	(5.2)
Unrecognized pension obligations, net of income tax	(14.8)	(19.0)

	$(77.3)	$26.0

Note D — Receivables
     Receivables are summarized below:

	January 2,	June 27,
	2009	2008
	(In millions)
Accounts receivable	$822.6	$746.3
Unbilled costs on cost-plus contracts	111.0	123.6
Notes receivable due within one year, net	3.4	7.4

	937.0	877.3
Less allowances for collection losses	(22.7)	(18.3)

	$914.3	$859.0

Note E — Inventories
     Inventories are summarized below:

	January 2,	June 27,
	2009	2008
	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$310.2	$256.5
Finished products	165.8	135.4
Work in process	54.9	59.7
Raw materials and supplies	170.2	158.8

	$701.1	$610.4

     Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $25.0 million at January 2, 2009 and $55.3 million at June 27, 2008.
Note F — Property, Plant and Equipment
     Property, plant and equipment are summarized below:

	January 2,	June 27,
	2009	2008
	(In millions)
Land	$12.1	$12.6
Software capitalized for internal use	83.8	80.3
Buildings	353.5	350.9
Machinery and equipment	811.1	813.7

	1,260.5	1,257.5
Less allowances for depreciation and amortization	(778.5)	(775.3)

	$482.0	$482.2

     Depreciation and amortization expense related to property, plant and equipment for the quarter and two quarters ended January 2, 2009 was $26.6 million and $52.7 million, respectively. Depreciation and amortization expense related to property, plant and equipment for the quarter and two quarters ended December 28, 2007 was $24.5 million and $49.7 million, respectively.
Note G — Credit Arrangements
     On September 10, 2008, we entered into a five-year, senior unsecured revolving credit agreement (the “2008 Credit Agreement”) with a syndicate of lenders. The 2008 Credit Agreement provides for the extension of credit to us in the form of revolving loans, including swingline loans, and letters of credit at any time and from time to time during the term of the 2008 Credit Agreement, in an aggregate principal amount at any time outstanding not to exceed $750 million for both revolving loans and letters of credit, with a sub-limit of $50 million for swingline loans and $125 million for letters of credit. This $750 million credit facility replaces our prior $500 million credit facility established pursuant to the five-year, senior unsecured revolving credit agreement we entered into on March 31, 2005 with a syndicate of lenders. The 2008 Credit Agreement includes a provision pursuant to which, from time to time, we may request that the lenders in their discretion increase the maximum amount of commitments under the 2008 Credit Agreement by an amount not to exceed $500 million. Only consenting lenders (including new lenders reasonably acceptable to the administrative agent) will participate in any such increase. In no event will the maximum amount of credit extensions available under the 2008 Credit Agreement exceed $1.25 billion. The 2008 Credit Agreement may be used for working capital and other general corporate purposes (excluding hostile acquisitions) and to support any commercial paper that we may issue. Borrowings under the 2008 Credit Agreement may be denominated in U.S. Dollars, Euros, Sterling and any other currency acceptable to the administrative agent and the lenders, with a non-U.S. currency sub-limit of $150 million. We may designate certain wholly-owned subsidiaries as borrowers under the 2008 Credit Agreement, and the obligations of any such subsidiary borrower must be guaranteed by Harris Corporation. We also may designate certain subsidiaries as unrestricted subsidiaries, which means certain of the covenants and representations in the 2008 Credit Agreement do not apply to such subsidiaries. Harris Stratex Networks and its subsidiaries are unrestricted subsidiaries under the 2008 Credit Agreement.
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
     The 2008 Credit Agreement contains certain covenants, including covenants limiting: certain liens on our assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and certain investments in unrestricted subsidiaries. The 2008 Credit Agreement also requires that we not permit our ratio of consolidated total indebtedness to total capital, each as defined, to be greater than 0.60 to 1.00 and not permit our ratio of consolidated EBITDA to consolidated net interest expense, each as defined, to be less than 3.00 to 1.00 (measured on the last day of each fiscal quarter for the rolling four-quarter period then ending). The 2008 Credit Agreement contains certain events of default, including: failure to make payments; failure to perform or observe terms, covenants and agreements; material inaccuracy of any representation or warranty; payment default under other indebtedness with a principal amount in excess of $75 million or acceleration of such indebtedness; occurrence of one or more final judgments or orders for the payment of money in excess of $75 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $75 million; any bankruptcy or insolvency; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the 2008 Credit Agreement are due and mature on September 10, 2013, unless the commitments are terminated earlier either at our request or if certain events of default occur. At January 2, 2009, we had no borrowings outstanding under the 2008 Credit Agreement.
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
     On June 30, 2008, in the first quarter of our fiscal 2009, the Terminated Facility was terminated and replaced with a new revolving credit facility as of that date with Silicon Valley Bank and Bank of America, N.A. (the “New Harris Stratex Networks Credit Facility”). Harris and its subsidiaries (other than Harris Stratex Networks and certain of its subsidiaries) are not parties to, obligated under or guarantors of the New Harris Stratex Networks Credit Facility. The balance of the term loan portion of the Terminated Facility of $8.7 million was repaid in full with the proceeds of a $10 million borrowing under the New Harris Stratex Networks Credit Facility. The standby letters of credit outstanding under the Terminated Facility as of the termination date remained as an obligation to Silicon Valley Bank, and $6.7 million of such standby letters of credit were still outstanding as of January 2, 2009. The New Harris Stratex Networks Credit Facility provides for an initial committed amount of $70 million with an uncommitted option for an additional $50 million available with the same or additional lenders. The New Harris Stratex Networks Credit Facility has an initial term of three years and provides for (1) demand borrowings (with no stated maturity date) with an interest rate of the greater of Bank of America’s prime rate and the federal funds rate plus 0.5 percent, (2) fixed term Eurodollar loans up to six months or more as agreed with the lenders with an interest rate of LIBOR plus a spread of between 1.25 percent to 2.00 percent based on the current leverage ratio of Harris Stratex Networks and its consolidated subsidiaries, and (3) the issuance of standby or commercial letters of credit. The New Harris Stratex Networks Credit Facility contains a minimum liquidity ratio covenant and a maximum leverage ratio covenant and is unsecured. At January 2, 2009, Harris Stratex Networks had $10.0 million of borrowings and $7.6 million of standby letters of credit outstanding under the New Harris Stratex Networks Credit Facility.

Note H — Accrued Warranties
     Changes in our warranty liability, which is included as a component of the “Other accrued items” line item on the accompanying Condensed Consolidated Balance Sheet (Unaudited), during the first two quarters of fiscal 2009, are as follows:

(In millions)
Balance at June 27, 2008	$46.6
Warranty provision for sales made during the two quarters ended January 2, 2009	18.6
Settlements made during the two quarters ended January 2, 2009	(11.5)
Other adjustments to the warranty liability, including those for foreign currency translation, during the two quarters ended January 2, 2009	(1.0)

Balance at January 2, 2009	$52.7

Note I — Net Income (Loss) Per Diluted Share
     The computations of net income (loss) per diluted share are as follows:

	Quarter Ended		Two Quarters Ended
	January 2,	December 28,	January 2,	December 28,
	2009	2007	2009	2007
	(In millions, except per share amounts)
Net income (loss)	$(38.6)	$114.3	$80.1	$214.5
Impact of convertible debentures	—	—	—	0.5

Net income (loss) used in diluted share calculation (A)	$(38.6)	$114.3	$80.1	$215.0

Basic weighted average shares outstanding	132.5	135.7	132.8	133.9
Impact of dilutive stock options	—	1.9	1.1	1.9
Impact of convertible debentures	—	—	—	1.9

Diluted weighted average shares outstanding (B)	132.5	137.6	133.9	137.7

Net income (loss) per diluted share (A)/(B)	$(.29)	$.83	$.60	$1.56
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
     For purposes of calculating net income per diluted share, the numerator has not been adjusted to consider the effect of potentially dilutive securities of Harris Stratex Networks because the effect would be antidilutive. Additionally, due to the net loss in the second quarter of fiscal 2009, basic weighted average shares were used in calculating net loss per diluted share because the use of diluted weighted average shares would be antidilutive.
     Potential dilutive common shares primarily consist of employee stock options. Employee stock options to purchase approximately 3,051,558 and 12,350 shares of Harris stock on January 2, 2009 and December 28, 2007, respectively, were outstanding, but were not included in the computation of net income per diluted share because the effect would be antidilutive because the options’ exercise prices exceeded the average market price.

Note J — Non-Operating Income (Loss)
     The components of non-operating income (loss) are as follows:

	Quarter Ended		Two Quarters Ended
	January 2,	December 28,	January 2,	December 28,
	2009	2007	2009	2007
	(In millions)
Gain on AuthenTec, Inc. warrants	$—	$5.6	$—	$5.6
Gain on the sale of securities available-for-sale	—	—	—	2.1
Gain (loss) on the sale of investments	0.5	(0.2)	0.5	(0.2)
Impairment of investments	—	(0.5)	—	(0.5)
Impairment of securities available-for-sale	—	—	(7.6)	—
Equity income (loss)	0.1	(0.1)	0.2	(0.1)
Net royalty expense	(1.3)	(0.6)	(1.9)	(1.0)

	$(0.7)	$4.2	$(8.8)	$5.9

Note K — Income Taxes
     Our effective tax rate (income taxes as a percentage of income (loss) before income taxes and minority interest) was unfavorably impacted in the quarter and two quarters ending January 2, 2009 due to charges in our Harris Stratex Networks segment of $301.0 million for impairment of goodwill and other intangible assets, which is all nondeductible for tax purposes, and of $22.1 million for the increase in the valuation allowance for certain deferred tax assets. Legislative action during the second quarter of fiscal 2009 has restored the U.S. Federal income tax credit for research and development expenses, and as a result we recorded a $5.0 million tax benefit in the second quarter of fiscal 2009 relating to prior periods. We also recorded a $3.7 million state tax benefit in the second quarter of fiscal 2009 related to the filing of our fiscal 2007 tax returns.
Note L — Impairment of Goodwill and Other Intangible Assets
     We test our goodwill and other indefinite-lived intangible assets in accordance with Statement 142 as part of our fiscal year-end financial close process, when we change reporting segments and when events or circumstances indicate there may be an impairment. On January 7, 2009, we announced that based on the current global economic environment and the decline of the market capitalization of Harris Stratex Networks, it was probable that an impairment of goodwill existed for this segment. As a result, we performed an interim review for impairment as of the end of the second quarter of fiscal 2009 of Harris Stratex Networks’ goodwill and its other indefinite-lived intangible assets, consisting solely of the Stratex trade name.
     To test for potential impairment of Harris Stratex Networks’ goodwill, we determined the fair value of Harris Stratex Networks based on projected discounted cash flows and market-based multiples applied to sales and earnings. The results indicated an impairment to goodwill, because the current carrying value of the segment exceeded its fair value. We then allocated this fair value to Harris Stratex Networks’ underlying assets and liabilities to determine the implied fair value of goodwill, resulting in a $279.0 million charge to write down all of Harris Stratex Networks’ goodwill. We determined the fair value of the Stratex trade name by performing a projected discounted cash flow analysis based on the relief-from-royalty approach, resulting in a $22.0 million charge to write down a majority of the carrying value of the Stratex trade name. Substantially all of the goodwill and the Stratex trade name were recorded in connection with the combination of Stratex and our Microwave Communications Division in January 2007. We will not be required to make any current or future cash expenditures as a result of these impairments, and these impairments do not impact our covenant compliance under our credit arrangements or our ongoing financial performance.
     For reasons similar to those stated above, we also conducted a review of Harris Stratex Networks’ long-lived assets, including amortizable intangible assets, in accordance with FASB Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” This review did not indicate that an impairment existed as of the end of the second quarter of fiscal 2009.
     As discussed in Note N — Business Segments in these Notes to Condensed Consolidated Financial Statements (Unaudited), effective upon the commencement of fiscal 2009, we made certain changes to our organizational structure which resulted in changes to our business segments, and the goodwill balances at June 27, 2008 by business segment for fiscal 2009 are reflected in the table below. For those changes that resulted in reporting unit changes, we applied the relative fair value method to determine the reallocation of goodwill to reporting units. During the first quarter of fiscal 2009, as a result of the changes to our reporting structure, we completed an assessment of any potential goodwill impairment under this new reporting structure and determined that no impairment existed.
     Changes in the carrying amount of goodwill during the first two quarters of fiscal 2009, by business segment, are as follows:

		Government
	RF	Communications	Broadcast	Harris Stratex
	Communications	Systems	Communications	Networks	Total
	(In millions)
Balance at June 27, 2008	$6.0	$414.5	$842.0	$284.8	$1,547.3
Goodwill acquired during the period	—	—	—	—	—
Impairment of goodwill	—	—	—	(279.0)	(279.0)
Other (primarily currency translation adjustments)	—	—	(47.6)	(5.8)	(53.4)

Balance at January 2, 2009	$6.0	$414.5	$794.4	$—	$1,214.9

Note M — Fair Value Measurements
     We adopted Statement 157 in the first quarter of fiscal 2009 and there was no impact to our financial position, results of operations or cash flows. In accordance with FSP FAS 157-2, we elected to defer until fiscal 2010 the adoption of Statement 157 for nonfinancial assets (including items such as goodwill and other intangible assets) and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Statement 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market, in the absence of a principal market) for the asset or liability in an orderly transaction between market participants at the measurement date. Statement 157 requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value and establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:
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
     The following table represents the fair value hierarchy of our financial assets and financial liabilities measured at fair value on a recurring basis (at least annually) as of January 2, 2009:

	Level 1	Level 2	Level 3	Total
	(In millions)
Financial Assets
Short-term investments	$1.6	$—	$—	$1.6
Marketable equity securities	3.6	—	—	3.6
Deferred compensation plans (1)	58.8	—	—	58.8
Foreign exchange forward contracts	—	1.2	—	1.2
Financial Liabilities
Deferred compensation plans (2)	58.2	—	—	58.2
Foreign exchange forward contracts	—	7.6	—	7.6
(1)	Represents investments (primarily money market and mutual stock funds) held in a Rabbi Trust associated with our non-qualified deferred compensation plans. For reporting purposes, we net these assets against associated deferred compensation plan obligations, which are included in the “Compensation and benefits” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited).

(2)	Represents obligations to pay benefits under certain non-qualified deferred compensation plans, which we include in the “Compensation and benefits” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited).

Note N — Business Segments
     Our segment reporting structure for fiscal 2009 reflects that, effective upon the commencement of fiscal 2009, our RF Communications business (part of our Defense Communications and Electronics segment for fiscal 2008) is reported as its own separate segment, and that our Defense Programs business (the other part of our Defense Communications and Electronics segment for fiscal 2008) is reported as part of our Government Communications Systems segment. Our Broadcast Communications and Harris Stratex Networks segments did not change as a result of the adjustments to our segment reporting structure. The historical results, discussion and presentation of our business segments as set forth in this Quarterly Report on Form 10-Q reflect the impact of these changes for all periods presented. There is no impact on our previously reported consolidated statements of income, balance sheets or statements of cash flows resulting from this change.
     We are structured primarily around the products and services we sell and the markets we serve. Our RF Communications segment is a global supplier of highly secure radio communications products and systems for defense and government operations and performs advanced research, primarily for the U.S. Department of Defense and for international customers in government, defense and peacekeeping organizations in more than 100 countries. Our Government Communications Systems segment designs, develops and supplies state-of-the-art communications and information networks and equipment; develops integrated intelligence, surveillance and reconnaissance solutions; develops, designs and supports information systems for image and other data collection, processing, analysis, interpretation, display, storage and retrieval; offers enterprise IT and communications engineering, operations and support services; and conducts advanced research studies, primarily for the U.S. Department of Defense, a diversified group of other U.S. Government agencies, state government agencies and other aerospace and defense companies. Our Broadcast Communications segment serves the global digital and analog media markets, providing infrastructure and networking products and solutions, media and workflow solutions, and television and radio transmission equipment and systems. Our Harris Stratex Networks segment offers reliable, flexible, scalable and cost-efficient wireless transmission network solutions, including microwave radio systems and network management software, which are backed by comprehensive services and support, primarily to mobile and fixed telephone service providers, private network operators, government agencies, transportation and utility companies, public safety agencies and broadcast system operators. Within each of our business segments, there are multiple program areas and product lines that aggregate into our four business segments described above.
     The accounting policies of our operating segments are the same as those described in Note 1: “Significant Accounting Policies” in our Fiscal 2008 Form 10-K. We evaluate each segment’s performance based on its “operating income (loss),” which we define as profit or loss from operations before income taxes and minority interest excluding interest income and expense, royalties and related intellectual property expenses, equity income and gains or losses from securities and other investments. Intersegment sales among our RF Communications, Government Communications Systems and Broadcast Communications segments are transferred at cost to the buying segment and the sourcing segment recognizes a normal profit that is eliminated. Intersegment sales between our Harris Stratex Networks segment and any of our RF Communications, Government Communications Systems and Broadcast Communications segments are recorded as arms length transactions. The “Corporate eliminations” line item in the tables below represents the elimination of intersegment sales and their related profits, including transactions involving our Harris Stratex Networks segment. The “Unallocated Corporate expense” line item in the tables below represents the portion of corporate expenses not allocated to the business segments.
     Total assets by business segment are summarized below:

	January 2,	June 27,
	2009	2008
	(In millions)
Total Assets
RF Communications	$483.5	$412.3
Government Communications Systems	1,426.5	1,302.3
Broadcast Communications	1,311.8	1,404.4
Harris Stratex Networks	553.9	875.2
Corporate	494.2	564.4

	$4,269.9	$4,558.6

     Segment revenue, segment operating income (loss) and a reconciliation of segment operating income (loss) to total income (loss) before income taxes and minority interest follows:

	Quarter Ended		Two Quarters Ended
	January 2,	December 28,	January 2,	December 28,
	2009	2007	2009	2007
	(In millions)
Revenue
RF Communications	$438.2	$357.1	$853.4	$673.6
Government Communications Systems	748.0	624.7	1,357.1	1,228.6
Broadcast Communications	163.0	163.6	321.2	310.3
Harris Stratex Networks	190.9	181.1	386.7	353.4
Corporate eliminations	(16.7)	(8.8)	(27.3)	(17.7)

	$1,523.4	$1,317.7	$2,891.1	$2,548.2

Income (Loss) Before Income Taxes and Minority Interest
Segment Operating Income (Loss):
RF Communications	$144.1	$124.2	$286.2	$235.0
Government Communications Systems (1)	85.2	67.3	151.5	131.1
Broadcast Communications (2)	12.0	8.2	17.3	18.6
Harris Stratex Networks (3)	(291.5)	(0.8)	(283.6)	(1.8)
Unallocated Corporate expense	(19.1)	(18.4)	(38.0)	(37.0)
Corporate eliminations	(6.1)	(1.3)	(9.8)	(2.7)
Non-operating income (loss) (4)	(0.7)	4.2	(8.8)	5.9
Net interest expense	(13.3)	(12.2)	(24.7)	(25.3)

	$(89.4)	$171.2	$90.1	$323.8

(1)	The operating income in our Government Communications Systems segment in the quarter and two quarters ended January 2, 2009 included $10.8 million ($6.7 million after-tax, or $.05 per diluted share) and $17.6 million ($10.9 million after-tax, or $.08 per diluted share), respectively, of charges for schedule and cost overruns on commercial satellite reflector programs. The operating income in our Government Communications Systems segment in the two quarters ended December 28, 2007 included $23.6 million ($14.6 million after-tax, or $.11 per diluted share) of charges for schedule and cost overruns on commercial satellite reflector programs.

(2)	The operating income in our Broadcast Communications segment in the two quarters ended January 2, 2009 included charges of $4.0 million associated with cost-reduction actions. The operating income in our Broadcast Communications segment in the quarter and two quarters ended December 28, 2007 included $1.8 million of acquisition-related costs associated with the acquisition of Zandar Technologies plc (“Zandar”) including the write-off of in-process research and development and the impact of a step up in inventory.

(3)	The operating loss in our Harris Stratex Networks segment in the quarter and two quarters ended January 2, 2009 included a $301.0 million ($182.5 million after tax and minority interest, or $1.37 per diluted share) charge for impairment of goodwill and other indefinite-lived intangible assets, as well as charges of $1.1 million and $4.4 million, respectively, associated with cost-reduction actions. The operating loss in our Harris Stratex Networks segment in the quarter and two quarters ended December 28, 2007 included $12.1 million and $20.4 million, respectively, of integration costs and the impact of a step up in fixed assets related to the combination with Stratex.

(4)	“Non-operating income (loss)” includes equity investment income (loss), royalties and related intellectual property expenses, gains and losses on sales of investments and securities available-for-sale, impairments of investments and securities available-for-sale, and mark-to-market adjustments of derivatives. The non-operating loss in the two quarters ended January 2, 2009 included a $7.6 million write-down of our investment in AuthenTec, Inc. (“AuthenTec”), recorded in the quarter ended September 26, 2008, to reflect an other-than-temporary impairment. The non-operating income in the two quarters ended December 28, 2007 included a $2.1 million gain on the sale of a portion of our investment in AuthenTec, recorded in the quarter ended September 28, 2007, and a $5.6 million gain, recorded in the quarter ended December 28, 2007, related to a mark-to-market adjustment of warrants we held to acquire shares of AuthenTec, which were classified as derivatives. Additional information regarding non-operating income (loss) is set forth in Note J — Non-Operating Income (Loss) in these Notes to Condensed Consolidated Financial Statements (Unaudited).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Harris Corporation
     We have reviewed the condensed consolidated balance sheet of Harris Corporation and subsidiaries as of January 2, 2009, and the related condensed consolidated statements of income for the quarter and two quarters ended January 2, 2009 and December 28, 2007, and the condensed consolidated statements of cash flows for the two quarters ended January 2, 2009 and December 28, 2007. These financial statements are the responsibility of the Company’s management.
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
February 6, 2009

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
     The following is a list of the sections of MD&A, together with our perspective on the contents of these sections of MD&A, which we hope will make reading these pages more productive:
•	Results of Operations — an analysis of our consolidated results of operations and of the results in each of our four operating segments, to the extent the operating segment results are helpful to an understanding of our business as a whole, for the periods presented in our Condensed Consolidated Financial Statements (Unaudited).

•	Liquidity and Capital Resources — an analysis of cash flows, common stock repurchases, dividend policy, capital structure and resources, off-balance sheet arrangements and commercial commitments and contractual obligations.

•	Critical Accounting Policies and Estimates — information about accounting policies that require critical judgments and estimates and about accounting pronouncements that have been issued but not yet implemented by us and their potential impact.

•	Forward-Looking Statements and Factors that May Affect Future Results — cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.
RESULTS OF OPERATIONS
Highlights
     Operations results for the second quarter of fiscal 2009 include:
•	Net income decreased from $114.3 million, or $.83 per diluted share, in the second quarter of fiscal 2008 to a net loss of $38.6 million, or $.29 per diluted share, in the second quarter of fiscal 2009. Net loss in the second quarter of fiscal 2009 includes charges in our Harris Stratex Networks segment of $182.5 million (after tax and minority interest, or $1.37 per diluted share) for impairment of goodwill and other intangible assets and for the increase in the valuation allowance for certain deferred tax assets;

•	Revenue increased 15.6 percent from $1,317.7 million in the second quarter of fiscal 2008 to $1,523.4 million in the second quarter of fiscal 2009;

•	Our RF Communications segment revenue increased 22.7 percent to $438.2 million and operating income increased 16.0 percent to $144.1 million in the second quarter of fiscal 2009 compared with the second quarter of fiscal 2008;

•	Our Government Communications Systems segment revenue increased 19.7 percent to $748.0 million and operating income increased 26.6 percent to $85.2 million in the second quarter of fiscal 2009 compared with the second quarter of fiscal 2008;

•	Our Broadcast Communications segment revenue, at $163.0 million, was essentially flat compared with the second quarter of fiscal 2008, and operating income increased 46.3 percent to $12.0 million in the second quarter of fiscal 2009 compared with the second quarter of fiscal 2008. The second quarter of fiscal 2008 included $1.8 million of transaction-related costs associated with the acquisition of Zandar;

•	Our Harris Stratex Networks segment revenue increased 5.4 percent to $190.9 million in the second quarter of fiscal 2009 compared with the second quarter of fiscal 2008, while there was an operating loss of $291.5 million in the second quarter of fiscal 2009 compared with an operating loss of $0.8 million in the second quarter of fiscal 2008. The operating loss in the second quarter of fiscal 2009 includes a $301.0 million charge for impairment of goodwill and other intangible assets. The operating loss in the second quarter of fiscal 2008 included $12.1 million of costs associated with the combination with Stratex;

•	On December 8, 2008 we announced that we are evaluating strategic alternatives related to our Harris Stratex Networks segment. We expect to provide further details regarding our ownership in Harris Stratex Networks during the third quarter of fiscal 2009; and

•	Net cash provided by operating activities was $189.3 million in the first two quarters of fiscal 2009 compared with $192.9 million in the first two quarters of fiscal 2008.
Consolidated Results of Operations
Revenue and Net Income (Loss)

	Quarter Ended			Two Quarters Ended
	January 2,	December 28,	%	January 2,	December 28,	%
	2009	2007	Inc/(Dec)	2009	2007	Inc/(Dec)
	(In millions, except per share amounts and percentages)
Revenue	$1,523.4	$1,317.7	15.6%	$2,891.1	$2,548.2	13.5%
Net income (loss)	$(38.6)	$114.3	*	$80.1	$214.5	(62.7)%
% of revenue	(2.5)%	8.7%		2.8%	8.4%
Net income (loss) per diluted common share	$(.29)	$.83	*	$.60	$1.56	(61.5)%

*	Not meaningful
     Second Quarter 2009 Compared With Second Quarter 2008: Revenue in the second quarter of fiscal 2009 was $1,523.4 million, an increase of 15.6 percent compared with the second quarter of fiscal 2008. The increase in revenue was led by 22.7 percent and 19.7 percent revenue increases in our RF Communications and Government Communications Systems segments, respectively. Our RF Communications segment revenue benefited from significant growth in international markets, while our Government Communications Systems segment revenue benefited from the Field Data Collection Automation (“FDCA”) program for the U.S. Census Bureau for the 2010 census.
     The net loss in the second quarter of fiscal 2009 was $38.6 million, or $.29 per diluted share, compared with net income of $114.3 million, or $.83 per diluted share, in the second quarter of fiscal 2008. The decrease in net income was due to charges in our Harris Stratex Network segment of $182.5 million (after tax and minority interest) for impairment of goodwill and other intangible assets and for the increase in the valuation allowance for certain deferred tax assets. Our RF Communications segment operating income increased by 16.0 percent in the second quarter of fiscal 2009 compared with the second quarter of fiscal 2008, primarily from strong international sales of our Falcon® tactical radio systems. Our Government Communications Systems segment operating income increased by 26.6 percent in the second quarter of fiscal 2009 compared with the second quarter of fiscal 2008, primarily benefiting from the FDCA program for the U.S. Census Bureau for the 2010 census. Operating income in our Broadcast Communications segment increased by 46.3 percent in the second quarter of fiscal 2009 compared with the second quarter of fiscal 2008, primarily benefiting from the over-the-air digital TV transition in the U.S. and Brazil and cost-reduction actions taken in previous quarters. Our Broadcast Communications segment operating income in the second quarter of fiscal 2008 was negatively impacted by $1.8 million of transaction-related costs associated with the acquisition of Zandar. We had a non-operating loss of $0.7 million in the second quarter of fiscal 2009 compared with non-operating income of $4.2 million in the second quarter of fiscal 2008, which non-operating income included a $5.6 million gain related to a mark-to-market adjustment of warrants we held to acquire shares of AuthenTec, which were classified as derivatives.
     First Two Quarters 2009 Compared With First Two Quarters 2008: Our revenue for the first two quarters of fiscal 2009 was $2,891.1 million, an increase of 13.5 percent compared with the first two quarters of fiscal 2008. The reasons for the increase in revenue are primarily the same as those noted above regarding the second quarter of fiscal 2009.

     Net income for the first two quarters of fiscal 2009 was $80.1 million, or $.60 per diluted share, compared with $214.5 million, or $1.56 per diluted share, for the first two quarters of fiscal 2008. The decrease in net income and net income per diluted share primarily resulted from the same causes as noted above regarding the second quarter of fiscal 2009.
     See the “Discussion of Business Segment Results of Operations” section of this MD&A for further information.
Gross Margin

	Quarter Ended			Two Quarters Ended
	January 2,	December 28,	%	January 2,	December 28,	%
	2009	2007	Inc/(Dec)	2009	2007	Inc/(Dec)
	(In millions, except percentages)
Revenue	$1,523.4	$1,317.7	15.6%	$2,891.1	$2,548.2	13.5%
Cost of product sales and services	(1,061.2)	(908.2)	16.8%	(1,989.6)	(1,757.8)	13.2%
Gross margin	$462.2	$409.5	12.9%	$901.5	$790.4	14.1%
% of revenue	30.3%	31.1%		31.2%	31.0%
     Second Quarter 2009 Compared With Second Quarter 2008: Our gross margin (revenue less cost of product sales and services) as a percentage of revenue was 30.3 percent in the second quarter of fiscal 2009 compared with 31.1 percent in the second quarter of fiscal 2008. The decrease in gross margin as a percentage of revenue was primarily due to a decline in the gross margin percentage in our RF Communications segment and a 19.7 percent increase in revenue in our Government Communications Systems segment at lower margins.
     First Two Quarters 2009 Compared With First Two Quarters 2008: Our gross margin as a percentage of revenue was 31.2 percent in the first two quarters of fiscal 2009 compared with 31.0 percent in the first two quarters of fiscal 2008. The reason for the slight increase in gross margin as a percentage of revenue is primarily due to revenue growth in our higher-margin RF Communications segment, partially offset by the causes for the decreases in gross margin as a percentage of revenue as noted above.
     See the “Discussion of Business Segment Results of Operations” section of this MD&A for further information.
Engineering, Selling and Administrative Expenses

	Quarter Ended			Two Quarters Ended
	January 2,	December 28,	%	January 2,	December 28,	%
	2009	2007	Inc/(Dec)	2009	2007	Inc/(Dec)
	(In millions, except percentages)
Engineering, selling and administrative expenses	$236.6	$230.3	2.7%	$476.9	$447.2	6.6%
% of revenue	15.5%	17.5%		16.5%	17.5%
     Second Quarter 2009 Compared With Second Quarter 2008: Our engineering, selling and administrative expenses increased to $236.6 million in the second quarter of fiscal 2009 from $230.3 million in the second quarter of fiscal 2008. As a percentage of revenue, these expenses were 15.5 percent in the second quarter of fiscal 2009 compared with 17.5 percent in the second quarter of fiscal 2008. The decrease in engineering, selling and administrative expenses as a percentage of revenue was a result of 19.7 percent revenue growth in our Government Communications Systems segment and lower engineering, selling and administrative expenses as a result of cost-reduction actions taken in prior quarters. The increase in engineering, selling and administrative expenses was primarily from increased selling expenses in our RF Communications segment. We incurred $9.0 million of integration and transaction-related costs during the second quarter of fiscal 2008 associated with the Multimax Incorporated (“Multimax”) and Zandar acquisitions and the combination with Stratex.
     First Two Quarters 2009 Compared With First Two Quarters 2008: Our engineering, selling and administrative expenses increased to $476.9 million in the first two quarters of fiscal 2009 from $447.2 million in the first two quarters of fiscal 2008. As a percentage of revenue, these expenses decreased to 16.5 percent in the first two quarters of fiscal 2009 from 17.5 percent in the first two quarters of fiscal 2008. The reasons for the increase in engineering, selling and administrative expenses and the decrease in engineering, selling and administrative expenses as a percentage of revenue are primarily the same as those noted above regarding the second quarter of 2009, as well as $17.1 million of integration and transaction-related costs we incurred during the first two quarters of fiscal 2008 associated with the Multimax and Zandar acquisitions and the combination with Stratex.
     See the “Discussion of Business Segment Results of Operations” section of this MD&A for further information.
Non-Operating Income (Loss)

	Quarter Ended			Two Quarters Ended
	January 2,	December 28,	%	January 2,	December 28,	%
	2009	2007	Inc/(Dec)	2009	2007	Inc/(Dec)
	(In millions, except percentages)
Non-operating income (loss)	$(0.7)	$4.2	*	$(8.8)	$5.9	*

*	Not meaningful
     Second Quarter 2009 Compared With Second Quarter 2008: We had a non-operating loss of $0.7 million in the second quarter of fiscal 2009 compared with non-operating income of $4.2 million in the second quarter of fiscal 2008. The non-operating income in the second quarter of fiscal 2008 was primarily due to a $5.6 million gain related to a mark-to-market adjustment of warrants we held to acquire shares of AuthenTec, which were classified as derivatives. See Note J — Non-Operating Income (Loss) and footnote 4 of Note N — Business Segments in the Notes for further information.
     First Two Quarters 2009 Compared With First Two Quarters 2008: We had a non-operating loss of $8.8 million for the first two quarters of fiscal 2009 compared with non-operating income of $5.9 million for the first two quarters of fiscal 2008. The non-operating loss for the first two quarters of fiscal 2009 was primarily due to a $7.6 million write-down of our investment in AuthenTec, recorded in the quarter ended September 26, 2008, to reflect an other-than-temporary impairment. In the first quarter of fiscal 2008, we recorded a gain of $2.1 million on the sale of a portion of our investment in AuthenTec, and in the second quarter of fiscal 2008, we recorded a $5.6 million gain related to a mark-to-market adjustment of warrants we held to acquire shares of AuthenTec, which were classified as derivatives. See Note J — Non-Operating Income (Loss) and footnote 4 of Note N — Business Segments in the Notes for further information.
Interest Income and Interest Expense

	Quarter Ended			Two Quarters Ended
	January 2,	December 28,	%	January 2,	December 28,	%
	2009	2007	Inc/(Dec)	2009	2007	Inc/(Dec)
	(In millions, except percentages)
Interest income	$1.2	$1.6	(25.0)%	$2.9	$3.6	(19.4)%
Interest expense	(14.5)	(13.8)	5.1%	(27.6)	(28.9)	(4.5)%
     Second Quarter 2009 Compared With Second Quarter 2008: Our interest income decreased to $1.2 million in the second quarter of fiscal 2009 from $1.6 million in the second quarter of fiscal 2008. Our interest expense increased to $14.5 million in the second quarter of fiscal 2009 from $13.8 million in the second quarter of fiscal 2008. The decrease in our interest income was due to slightly lower average balances of cash, cash equivalents and short-term investments and lower interest rates earned on those balances. The increase in our interest expense was primarily due to the issuance, in December 2007, of $400 million in aggregate principal amount of 5.95% Notes due December 1, 2017, which replaced lower interest rate commercial paper.
     First Two Quarters 2009 Compared With First Two Quarters 2008: Our interest income decreased to $2.9 million in the first two quarters of fiscal 2009 from $3.6 million in the first two quarters of fiscal 2008. Our interest expense decreased to $27.6 million in the first two quarters of fiscal 2009 from $28.9 million in the first two quarters of fiscal 2008. Our interest income decreased for the same causes as noted above regarding the second quarter of fiscal 2009. Our interest expense decreased due to the conversion or redemption, during the first quarter of fiscal 2008, of $150 million in aggregate principal amount of 3.5% Convertible Debentures, partially offset by the increased interest expense associated with the issuance, in December 2007, of $400 million in aggregate principal amount of 5.95% Notes due December 1, 2017, which replaced lower interest rate commercial paper.

Income Taxes

	Quarter Ended			Two Quarters Ended
	January 2,	December 28,	%	January 2,	December 28,	%
	2009	2007	Inc/(Dec)	2009	2007	Inc/(Dec)
	(In millions, except percentages)
Income taxes	$87.0	$57.3	51.8%	$148.4	$110.1	34.8%
Effective tax rate	(97.3)%	33.5%		164.7%	34.0%
     Second Quarter 2009 Compared With Second Quarter 2008: Our effective tax rate (income taxes as a percentage of income (loss) before income taxes and minority interest) was unfavorably impacted by charges in our Harris Stratex Networks segment of $301.0 million for impairment of goodwill and other intangible assets, which is all nondeductible for tax purposes, and of $22.1 million for the increase in the valuation allowance for certain deferred tax assets. Legislative action during the second quarter of fiscal 2009 has restored the U.S. Federal income tax credit for research and development expenses, and as a result we recorded a $5.0 million tax benefit in the second quarter of fiscal 2009 relating to prior periods. We also recorded a $3.7 million state tax benefit in the second quarter of fiscal 2009 related to the filing of our fiscal 2007 tax returns.
     First Two Quarters 2009 Compared With First Two Quarters 2008: Our effective tax rate for the first two quarters of fiscal 2009 was much higher than the U.S. statutory income tax rate primarily due to the same causes as noted above regarding the second quarter of fiscal 2009.
Discussion of Business Segment Results of Operations
     As discussed in Note N — Business Segments in the Notes, effective upon the commencement of fiscal 2009, we changed our segment reporting. Our RF Communications business (part of our Defense Communications and Electronics segment for fiscal 2008) is reported as its own separate segment, and our Defense Programs business (the other part of our Defense Communications and Electronics segment for fiscal 2008) is reported as part of our Government Communications Systems segment. Our Broadcast Communications and Harris Stratex Networks segments did not change as a result of the adjustments to our segment reporting structure. The historical results, discussion and presentation of our business segments as set forth in this Quarterly Report on Form 10-Q reflect the impact of these changes for all periods presented. There is no impact on our previously reported consolidated statements of income, balance sheets or statements of cash flows resulting from this change.
RF Communications Segment

	Quarter Ended			Two Quarters Ended
	January 2,	December 28,	%	January 2,	December 28,	%
	2009	2007	Inc/(Dec)	2009	2007	Inc/(Dec)
	(In millions, except percentages)
Revenue	$438.2	$357.1	22.7%	$853.4	$673.6	26.7%
Segment operating income	144.1	124.2	16.0%	286.2	235.0	21.8%
% of revenue	32.9%	34.8%		33.5%	34.9%
     Second Quarter 2009 Compared With Second Quarter 2008: RF Communications segment revenue increased 22.7 percent and operating income increased 16.0 percent in the second quarter of fiscal 2009 from the second quarter of fiscal 2008. Operating margins in the second quarter of fiscal 2009 were 32.9 percent of revenue compared with 34.8 percent of revenue in the second quarter of fiscal 2008.
     Revenue in the second quarter of fiscal 2009 compared with the second quarter of fiscal 2008 was modestly higher in the U.S. market and significantly higher in international markets. International revenue comprised 40 percent of total segment revenue in the second quarter of fiscal 2009 compared with 27 percent of total segment revenue for fiscal 2008. International revenue growth in the second quarter of fiscal 2009 was driven by major deliveries of tactical radio systems to the Philippines, Mexico, Iraq, Algeria and Afghanistan. We expect multi-year tactical communications modernization programs in international markets to continue.
     Total orders in the second quarter of fiscal 2009 were lower than expected due to the delay of several large orders, which we now expect to receive later in fiscal 2009 or early fiscal 2010. In the U.S. Department of Defense (“DoD”) market, we believe the transition to the new presidential administration has created some delays as positions are filled and budgets are reviewed. In addition, we believe DoD customers are in the process of establishing new contract vehicles necessary to procure the Joint Tactical Radio System (“JTRS”)-approved Falcon III® 117G manpack radios.
     We received significant new orders in the second quarter of fiscal 2009 from the U.S. Army and U.S. Marine Corps, as well as Norway, Algeria and Singapore. Following the end of the second quarter of fiscal 2009, we were awarded a contract from the government of the United Arab Emirates, potentially worth $45 million. The award is a follow-on contract to a multi-year series of procurements for Falcon® radio products and systems and includes Falcon II® radios, Falcon III® high-capacity data radios (“HCDRs”) and tactical broadband global area network (“BGAN”) satellite communications terminals.

     Adoption of our new Falcon III multiband radios — both handheld and manpack — continued to gain traction in the marketplace. More than 65,000 JTRS-approved Falcon III radios have been delivered for U.S. combat operations worldwide.
     Growing demand for Falcon III radios — both handheld and manpack — was also reflected in new U.S. orders totaling $85 million, which we received in the second quarter of fiscal 2009 and early in the third quarter of fiscal 2009. We received Falcon III handheld orders (AN/PRC-152 and the vehicular-configured AN/VRC-110 radios and accessories) from the U.S. Army and U.S. Marine Corps, which are using the radios in multiple applications including Mine Resistant Ambush Protected (“MRAP”) vehicles. We received new orders in the second quarter of fiscal 2009 for the latest Falcon III radio — the multiband manpack radio (AN/PRC-117G) — from the U.S. Special Operations Command, U.S. Air Force and U.S. Marine Corps. The 117G is the first and only JTRS-approved wideband/narrowband networking tactical radio to be deployed by the DoD. The radio enables data-intensive applications, bringing streaming video and situational awareness information to the battlefield.
     First Two Quarters 2009 Compared With First Two Quarters 2008: RF Communications segment revenue increased 26.7 percent and operating income increased 21.8 percent in the first two quarters of fiscal 2009 from the first two quarters of fiscal 2008. The reasons for these revenue and operating income increases are primarily the same as those noted above regarding the second quarter of fiscal 2009.
Government Communications Systems Segment

	Quarter Ended			Two Quarters Ended
	January 2,	December 28,	%	January 2,	December 28,	%
	2009	2007	Inc/(Dec)	2009	2007	Inc/(Dec)
	(In millions, except percentages)
Revenue	$748.0	$624.7	19.7%	$1,357.1	$1,228.6	10.5%
Segment operating income	85.2	67.3	26.6%	151.5	131.1	15.6%
% of revenue	11.4%	10.8%		11.2%	10.7%
     Second Quarter 2009 Compared With Second Quarter 2008: Government Communications Systems segment revenue increased 19.7 percent and operating income increased 26.6 percent in the second quarter of fiscal 2009 from the second quarter of fiscal 2008. Operating margin was 11.4 percent of revenue in the second quarter of fiscal 2009 compared with 10.8 percent of revenue in the second quarter of fiscal 2008. The increase in revenue was primarily from the FDCA program for the U.S. Census Bureau for the 2010 census. The increase in operating income was also primarily from the FDCA program, partially offset by $10.8 million of charges for schedule and cost overruns on commercial satellite reflector programs.
     The FDCA program for the U.S. Census Bureau contributed significantly higher revenue in the second quarter of fiscal 2009 compared with the second quarter of fiscal 2008, as a result of the delivery of computers and communications equipment, as well as additional program requirements. During the second quarter of fiscal 2009, the FDCA contract was modified to include additional program requirements, bringing the expected total value of the program to approximately $800 million through December 2011.
     Other revenue drivers in the second quarter of fiscal 2009 included multiband satellite communications terminals for the U.S. Navy’s Commercial Broadband Satellite Program, avionics shipments for the F-35 Joint Strike Fighter program, an IT services program for the Air Force Weather Agency and several classified programs. Revenue decreases in the second quarter of fiscal 2009 compared with the second quarter of fiscal 2008 resulted from the successful completion of the Federal Aviation Administration (“FAA”) Voice Switching and Control Systems (“VSCS”) refurbishment phase, completion of the MAF/TIGER database program for the U.S. Census Bureau, and a decline in commercial satellite reflectors revenue.
     During the second quarter of fiscal 2009 we were awarded new National Intelligence programs with a combined potential contract value of approximately $300 million, including a $100 million order under a new five-year Indefinite Delivery Indefinite Quantity (“IDIQ”) contract to provide systems integration and IT services. Other key program wins in the second quarter of fiscal 2009 included a contract modification by the U.S. Navy Space and Naval Warfare Systems Command, potentially worth $37 million, to supply multiband shipboard satellite communications terminals for the Arleigh Burke class of guided missile destroyers.
     Also in the second quarter of fiscal 2009, we completed the first phase for the U.S. Department of Health and Human Services’ Nationwide Health Information Network (“NHIN”) CONNECT Gateway project. The customized software is designed to enable seamless health information sharing among multiple federal agencies and regional healthcare providers. Healthcare enterprise information solutions is a new growth initiative for our Government Communications Systems segment.
     First Two Quarters 2009 Compared With First Two Quarters 2008: Government Communications Systems segment revenue increased 10.5 percent and operating income increased 15.6 percent in the first two quarters of fiscal 2009 from the first two quarters of fiscal 2008. The reasons for the increases in revenue and operating income are primarily the same as those noted above regarding the second quarter of fiscal 2009. Additionally, operating income included $17.6 million and $23.6 million of charges for schedule and cost overruns on commercial satellite reflector programs incurred in the first two quarters of fiscal 2009 and fiscal 2008, respectively.
Broadcast Communications Segment

	Quarter Ended			Two Quarters Ended
	January 2,	December 28,	%	January 2,	December 28,	%
	2009	2007	Inc/(Dec)	2009	2007	Inc/(Dec)
	(In millions, except percentages)
Revenue	$163.0	$163.6	(0.4)%	$321.2	$310.3	3.5%
Segment operating income	12.0	8.2	46.3%	17.3	18.6	(7.0)%
% of revenue	7.4%	5.0%		5.4%	6.0%
     Second Quarter 2009 Compared With Second Quarter 2008: Broadcast Communications segment revenue decreased 0.4 percent in the second quarter of fiscal 2009 from the second quarter of fiscal 2008. Segment operating income increased 46.3 percent in the second quarter of fiscal 2009 from the second quarter of fiscal 2008, benefiting from cost-reduction actions taken over the past several quarters. The second quarter of fiscal 2008 included $1.8 million of transaction-related costs associated with the acquisition of Zandar.
     Sales of Transmission Systems increased in the second quarter of fiscal 2009 compared with the second quarter of fiscal 2008 driven by the over-the-air digital TV transition in the U.S. and Brazil. Strong sales in the second quarter of fiscal 2009 of Infrastructure and Networking Solutions and Media and Workflow software in international markets were more than offset by weak market demand in the North America market. We believe weak economic conditions in the U.S. have prompted many broadcast and media customers to delay capital spending.
     Orders momentum slowed significantly in the U.S. market during the first half of fiscal 2009 and is expected to remain weak during the next several quarters. We believe the outlook for international business is more positive, aided by several large project opportunities. We benefited from our recent investments to expand sales and marketing resources in international markets. During the second quarter of fiscal 2009, we received significant international orders for Harris ONE™ solutions from Qatar, Iraq, India, Australia, Lebanon, Turkey, Nigeria, Russia, Bulgaria, Slovenia, Italy, Germany, Belgium, Switzerland and Mexico.
     First Two Quarters 2009 Compared With First Two Quarters 2008: Broadcast Communications segment revenue increased 3.5 percent during the first two quarters of fiscal 2009 from the first two quarters of fiscal 2008. Segment operating income decreased 7.0 percent in the first two quarters of fiscal 2009 from the first two quarters of fiscal 2008. The reasons for these variances are primarily the same as those noted above for the second quarter of fiscal 2009. Segment operating income also included $4.0 million of charges associated with cost-reduction actions incurred in the first quarter of fiscal 2009.
Harris Stratex Networks Segment

	Quarter Ended			Two Quarters Ended
	January 2,	December 28,	%	January 2,	December 28,	%
	2009	2007	Inc/(Dec)	2009	2007	Inc/(Dec)
	(In millions, except percentages)
Revenue	$190.9	$181.1	5.4%	$386.7	$353.4	9.4%
Segment operating loss	(291.5)	(0.8)	*	(283.6)	(1.8)	*
% of revenue	(152.7)%	(0.4)%		(73.3)%	(0.5)%
Minority interest in Harris Stratex Networks	$137.8	$0.4	*	$138.4	$0.8	*

*	Not meaningful
     Second Quarter 2009 Compared With Second Quarter 2008: Harris Stratex Networks segment revenue increased 5.4 percent in the second quarter of fiscal 2009 from the second quarter of fiscal 2008. The segment had an operating loss of $291.5 million in the second quarter of fiscal 2009 compared with an operating loss of $0.8 million in the second quarter of fiscal 2008. Operating income in the second quarter of fiscal 2009 included a $301.0 million charge for impairment of goodwill and other indefinite-lived intangible assets, as discussed below. Operating income in the second quarter of fiscal 2008 included $12.1 million of integration costs and the impact of a step up in fixed assets associated with the combination with Stratex.

     On January 7, 2009, we determined that based on the current global economic environment and the decline of the market capitalization of Harris Stratex Networks, it was probable that an impairment of goodwill existed for this segment. As a result, we performed an interim review for impairment as of the end of the second quarter of fiscal 2009 of Harris Stratex Networks’ goodwill and its other indefinite-lived intangible assets, consisting solely of the Stratex trade name.
     To test for potential impairment of Harris Stratex Networks’ goodwill, we determined the fair value of Harris Stratex Networks based on projected discounted cash flows and market-based multiples applied to sales and earnings. The results indicated an impairment to goodwill, because the current carrying value of the segment exceeded its fair value. We then allocated this fair value to Harris Stratex Networks’ underlying assets and liabilities to determine the implied fair value of goodwill, resulting in a $279.0 million charge to write down all of Harris Stratex Networks’ goodwill. We determined the fair value of the Stratex trade name by performing a projected discounted cash flow analysis based on the relief-from-royalty approach, resulting in a $22.0 million charge to write down a majority of the carrying value of the Stratex trade name. Substantially all of the goodwill and the Stratex trade name were recorded in connection with the combination of Stratex and our Microwave Communications Division in January 2007. We will not be required to make any current or future cash expenditures as a result of these impairments, and these impairments do not impact our covenant compliance under our credit arrangements or our ongoing financial performance.
     On December 8, 2008 we announced that we are evaluating strategic alternatives related to our Harris Stratex Networks segment. We expect to provide further details regarding our ownership in Harris Stratex Networks during the third quarter of fiscal 2009.
     First Two Quarters 2009 Compared With First Two Quarters 2008: Harris Stratex Networks segment revenue increased 9.4 percent during the first two quarters of fiscal 2009 compared with the first two quarters of fiscal 2008. The segment had an operating loss of $283.6 million during the first two quarters of fiscal 2009 compared with an operating loss of $1.8 million during the first two quarters of fiscal 2008. The reasons for these variances are primarily the same as those noted above regarding the second quarter of fiscal 2009. Additionally, operating income included $8.3 million of charges for integration costs and the impact of a step up in fixed assets in the first quarter of fiscal 2008 associated with the combination with Stratex.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Two Quarters Ended
	January 2,	December 28,
	2009	2007
	(In millions)
Net cash provided by operating activities	$189.3	$192.9
Net cash used in investing activities	(65.2)	(67.4)
Net cash used in financing activities	(129.4)	(121.7)
Effect of exchange rate changes on cash and cash equivalents	(12.0)	(0.5)

Net increase (decrease) in cash and cash equivalents	$(17.3)	$3.3

     Cash and Cash Equivalents: Our cash and cash equivalents decreased $17.3 million from $370.0 million at the end of fiscal 2008 to $352.7 million at the end of the second quarter of fiscal 2009. The decrease was primarily due to $129.4 million of net cash used in financing activities and $65.2 million of net cash used in investing activities, partially offset by $189.3 million of net cash provided by operating activities. We own approximately 56 percent of Harris Stratex Networks, which had a cash balance of $97.7 million included in our consolidated cash and cash equivalents balance of $352.7 million at January 2, 2009. The $97.7 million balance is available only for Harris Stratex Networks’ general corporate purposes.
     Our financial position remained strong at January 2, 2009. We ended the second quarter with cash and cash equivalents and short-term investments of $354.3 million in aggregate; we have no long-term debt maturing until fiscal 2016; we have a five-year, senior unsecured $750 million revolving credit facility that expires in September 2013; and we do not have any material defined benefit pension plan obligations.
     We currently believe that existing cash, funds generated from operations, sales of marketable equity securities, our credit facilities and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures and share repurchases under the current repurchase program for the next 12 months and the foreseeable future. We anticipate tax payments over the next three years to be approximately equal to our tax expense during the same period. We anticipate that our fiscal 2009 cash outlays may include strategic acquisitions. Other than those cash outlays noted in the “Commercial Commitments and Contractual Obligations” discussion below in this MD&A, capital expenditures, potential acquisitions and repurchases under our share repurchase program, no other significant cash outlays are anticipated during the remainder of fiscal 2009 and thereafter.
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
     Net cash provided by operating activities: Our net cash provided by operating activities was $189.3 million in the first two quarters of fiscal 2009 compared with $192.9 million in the first two quarters of fiscal 2008. All of our segments had positive cash flow in the first two quarters of fiscal 2009.
     Net cash used in investing activities: Our net cash used in investing activities was $65.2 million in the first two quarters of fiscal 2009 compared with net cash used in investing activities of $67.4 million in the first two quarters of fiscal 2008. Net cash used in investing activities in the first two quarters of fiscal 2009 was primarily due to $53.2 million of property, plant and equipment additions and $13.5 million of capitalized software additions. This was partially offset by net proceeds of $1.5 million from the sale of short-term investments available-for-sale. Net cash used in investing activities in the first two quarters of fiscal 2008 was primarily due to $49.1 million of property, plant and equipment additions, $19.0 million of capitalized software additions and $12.8 million cash paid for acquisitions. This was partially offset by net proceeds of $13.5 million from the sale of securities and short-term investments available-for-sale. Our total capital expenditures, including capitalized software, in fiscal 2009 are expected to be between $140 million and $150 million.
     Net cash used in financing activities: Our net cash used in financing activities was $129.4 million in the first two quarters of fiscal 2009 compared with net cash used in financing activities of $121.7 million in the first two quarters of fiscal 2008. Net cash used in financing activities in the first two quarters of fiscal 2009 was primarily due to $82.1 million used for the repurchase of shares of our common stock and $53.9 million used to pay cash dividends, partially offset by proceeds of $7.3 million from the exercise of employee stock options. Net cash used in financing activities in the first two quarters of fiscal 2008 was primarily due to $109.0 million used for the repurchase of shares of our common stock and $41.1 million used to pay cash dividends, partially offset by proceeds of $29.0 million from the exercise of employee stock options.
Common Stock Repurchases
     During the second quarter of fiscal 2009, there were no repurchases of shares of our common stock under our repurchase program. During the second quarter of fiscal 2008, we used $50 million to repurchase 785,000 shares of our common stock under our repurchase program at an average price per share of $63.64, including commissions. During the first two quarters of fiscal 2009, we used $75 million to repurchase 1,470,929 shares of our common stock under our repurchase program at an average price per share of $50.98, including commissions. During the first two quarters of fiscal 2008, we used $100 million to repurchase 1,667,358 shares of our common stock under our repurchase program at an average price per share of $59.95, including commissions. In the second quarter of fiscal 2009 and second quarter of fiscal 2008, $0.5 million and $1.6 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. In the first two quarters of fiscal 2009 and first two quarters of fiscal 2008, $7.1 million and $9.0 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares repurchased by us are cancelled and retired.
     As of January 2, 2009, we have a remaining authorization to repurchase approximately $100 million in shares of our common stock under our repurchase program. This program does not have a stated expiration date. Additional information regarding share repurchases during the second quarter of fiscal 2009 and our repurchase program is set forth in this Quarterly Report on Form 10-Q under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”

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
Capital Structure and Resources
     On September 10, 2008, we entered into a five-year, senior unsecured revolving credit agreement (the “2008 Credit Agreement”) with a syndicate of lenders. The 2008 Credit Agreement provides for the extension of credit to us in the form of revolving loans, including swingline loans, and letters of credit at any time and from time to time during the term of the 2008 Credit Agreement, in an aggregate principal amount at any time outstanding not to exceed $750 million for both revolving loans and letters of credit, with a sub-limit of $50 million for swingline loans and $125 million for letters of credit. This $750 million credit facility replaces our prior $500 million credit facility established pursuant to the five-year, senior unsecured revolving credit agreement we entered into on March 31, 2005 with a syndicate of lenders. The 2008 Credit Agreement includes a provision pursuant to which, from time to time, we may request that the lenders in their discretion increase the maximum amount of commitments under the 2008 Credit Agreement by an amount not to exceed $500 million. Only consenting lenders (including new lenders reasonably acceptable to the administrative agent) will participate in any such increase. In no event will the maximum amount of credit extensions available under the 2008 Credit Agreement exceed $1.25 billion. The 2008 Credit Agreement may be used for working capital and other general corporate purposes (excluding hostile acquisitions) and to support any commercial paper that we may issue. Borrowings under the 2008 Credit Agreement may be denominated in U.S. Dollars, Euros, Sterling and any other currency acceptable to the administrative agent and the lenders, with a non-U.S. currency sub-limit of $150 million. We may designate certain wholly-owned subsidiaries as borrowers under the 2008 Credit Agreement, and the obligations of any such subsidiary borrower must be guaranteed by Harris Corporation. We also may designate certain subsidiaries as unrestricted subsidiaries, which means certain of the covenants and representations in the 2008 Credit Agreement do not apply to such subsidiaries. Harris Stratex Networks and its subsidiaries are unrestricted subsidiaries under the 2008 Credit Agreement.
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
     The 2008 Credit Agreement contains certain covenants, including covenants limiting: certain liens on our assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and certain investments in unrestricted subsidiaries. The 2008 Credit Agreement also requires that we not permit our ratio of consolidated total indebtedness to total capital, each as defined, to be greater than 0.60 to 1.00 and not permit our ratio of consolidated EBITDA to consolidated net interest expense, each as defined, to be less than 3.00 to 1.00 (measured on the last day of each fiscal quarter for the rolling four-quarter period then ending). The 2008 Credit Agreement contains certain events of default, including: failure to make payments; failure to perform or observe terms, covenants and agreements; material inaccuracy of any representation or warranty; payment default under other indebtedness with a principal amount in excess of $75 million or acceleration of such indebtedness; occurrence of one or more final judgments or orders for the payment of money in excess of $75 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $75 million; any bankruptcy or insolvency; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the 2008 Credit Agreement are due and mature on September 10, 2013, unless the commitments are terminated earlier either at our request or if certain events of default occur. At January 2, 2009, we had no borrowings outstanding under the 2008 Credit Agreement.

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
     On June 30, 2008, in the first quarter of our fiscal 2009, the Terminated Facility was terminated and replaced with a new revolving credit facility as of that date with Silicon Valley Bank and Bank of America, N.A. (the “New Harris Stratex Networks Credit Facility”). Harris and its subsidiaries (other than Harris Stratex Networks and certain of its subsidiaries) are not parties to, obligated under or guarantors of the New Harris Stratex Networks Credit Facility. The balance of the term loan portion of the Terminated Facility of $8.7 million was repaid in full with the proceeds of a $10 million borrowing under the New Harris Stratex Networks Credit Facility. The standby letters of credit outstanding under the Terminated Facility as of the termination date remained as an obligation to Silicon Valley Bank, and $6.7 million of such standby letters of credit were still outstanding as of January 2, 2009. The New Harris Stratex Networks Credit Facility provides for an initial committed amount of $70 million with an uncommitted option for an additional $50 million available with the same or additional lenders. The New Harris Stratex Networks Credit Facility has an initial term of three years and provides for (1) demand borrowings (with no stated maturity date) with an interest rate of the greater of Bank of America’s prime rate and the federal funds rate plus 0.5 percent, (2) fixed term Eurodollar loans up to six months or more as agreed with the lenders with an interest rate of LIBOR plus a spread of between 1.25 percent to 2.00 percent based on the current leverage ratio of Harris Stratex Networks and its consolidated subsidiaries, and (3) the issuance of standby or commercial letters of credit. The New Harris Stratex Networks Credit Facility contains a minimum liquidity ratio covenant and a maximum leverage ratio covenant and is unsecured. At January 2, 2009, Harris Stratex Networks had $10.0 million of borrowings and $7.6 million of standby letters of credit outstanding under the New Harris Stratex Networks Credit Facility.
     We have uncommitted short-term lines of credit from various international banks. These lines provide for borrowings at various interest rates, typically may be terminated upon notice, may be used on such terms as mutually agreed to by the banks and us, and are reviewed annually for renewal or modification. These lines do not require compensating balances. We also have a short-term commercial paper program in place, which we may utilize to satisfy short-term cash requirements and which is supported by our 2008 Credit Agreement. There were no borrowings outstanding under the commercial paper program at January 2, 2009.
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
     Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of January 2, 2009, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our results of operations, cash flows or financial position. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, cash flows or financial position.
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
Commercial Commitments and Contractual Obligations
     The amounts disclosed in our Fiscal 2008 Form 10-K include our commercial commitments and contractual obligations. During the quarter ended January 2, 2009, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our Fiscal 2008 Form 10-K.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1: “Significant Accounting Policies” in our Notes to Consolidated Financial Statements included in our Fiscal 2008 Form 10-K. Critical accounting policies and estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies and estimates for us include: (i) revenue recognition on development and production contracts and contract estimates, (ii) provisions for excess and obsolete inventory losses, (iii) impairment testing of goodwill and other intangible assets, (iv) income taxes and tax valuation allowances, and (v) assumptions used to record stock option and share-based compensation. For additional discussion of our critical accounting policies and estimates, see our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2008 Form 10-K.
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
FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new products, services or developments; future economic conditions, performance or outlook; the outcome of contingencies; the potential level of share repurchases; the value of our contract awards and programs; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Quarterly Report on Form 10-Q and are not guarantees of future performance or actual results. Forward-looking statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The following are some factors we believe could cause our actual results to differ materially from expected or historical results:
•	We participate in markets that are often subject to uncertain economic conditions, which makes it difficult to estimate growth in our markets and, as a result, future income and expenditures.

•	We depend on the U.S. Government for a significant portion of our revenue, and the loss of this relationship or a shift in U.S. Government funding could have adverse consequences on our future business.

•	We depend significantly on our U.S. Government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited. The termination or failure to fund one or more of these contracts could have an adverse impact on our business.

•	We enter into fixed-price contracts that could subject us to losses in the event of cost overruns or a significant increase in inflation.

•	We derive a substantial portion of our revenue from international operations and are subject to the risks of doing business internationally, including fluctuations in currency exchange rates.

•	We may not be successful in obtaining the necessary export licenses to conduct certain operations abroad, and Congress or the Administration may prevent proposed sales to certain foreign governments.

•	Our future success will depend on our ability to develop new products and technologies that achieve market acceptance in our current and future markets.

•	We cannot predict the consequences of future geo-political events, but they may affect adversely the markets in which we operate, our ability to insure against risks, our operations or our profitability.

•	We have made, and may continue to make, strategic acquisitions that involve significant risks and uncertainties.

•	The inability of our subcontractors to perform, or our key suppliers to timely deliver our components or parts, could cause our products to be produced in an untimely or unsatisfactory manner.

•	Third parties have claimed in the past and may claim in the future that we are infringing directly or indirectly upon their intellectual property rights, and third parties may infringe upon our intellectual property rights.

•	The outcome of litigation or arbitration in which we are involved is unpredictable and an adverse decision in any such matter could have a material adverse effect on our financial position and results of operations.

•	We are subject to customer credit risk.

•	We face certain significant risk exposures and potential liabilities that may not be covered adequately by insurance or indemnity.

•	Changes in our effective tax rate may have an adverse effect on our results of operations.

•	Our consolidated financial results may be impacted by Harris Stratex Networks’ financial results, which may vary significantly and be difficult to forecast.

•	We have significant operations in Florida, California and other locations that could be materially and adversely impacted in the event of a natural disaster or other significant disruption.

•	Changes in future business conditions could cause business investments and/or recorded goodwill to become impaired, resulting in substantial losses and write-downs that would reduce our results of operations.

•	In order to be successful, we must attract and retain key employees, and failure to do so could seriously harm us.

•	The effects of the recession in the United States and general downturn in the global economy, including financial market disruptions, could have an adverse impact on our business, operating results or financial position.
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
     Foreign Exchange and Currency: We use foreign exchange contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Generally, these foreign exchange contracts offset foreign currency denominated inventory and purchase commitments from suppliers, accounts receivable from and future committed sales to customers, and intercompany loans. We believe the use of foreign currency financial instruments should reduce the risks that arise from doing business in international markets. At January 2, 2009, we had open foreign exchange contracts with a notional amount of $149.3 million, of which $71.4 million were classified as cash flow hedges, $16.9 million were classified as fair value hedges and $61.0 million were not designated hedges under the provisions of Statement 133. This compares with total foreign exchange contracts with a notional amount of $127.8 million at June 27, 2008, of which $49.9 million were classified as cash flow hedges, $16.7 million were classified as fair value hedges and $61.2 million were not designated hedges under the provisions of Statement 133. At January 2, 2009, contract expiration dates ranged from less than one month to 16 months with a weighted average contract life of 2 months.
     More specifically, the foreign exchange contracts classified as cash flow hedges are primarily being used to hedge currency exposures from cash flows anticipated in our Harris Stratex Networks segment related to customer orders denominated in non-functional currencies that are currently in backlog and in our RF Communications segment related to programs in the U.K., Canada and the Netherlands. We also have hedged U.S. dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of January 2, 2009, we estimated that a pre-tax loss of $5.8 million would be reclassified into net income from comprehensive income within the next 12 months related to these cash flow hedges.
     The net gain included in our net income in the first two quarters of fiscal 2009 and in the first two quarters of fiscal 2008, representing the amount of fair value and cash flow hedges’ ineffectiveness were not material. Amounts recognized in our net income in the first two quarters of fiscal 2009 and in the first two quarters of fiscal 2008 related to the component of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness were also not material. In addition, no amounts were recognized in our net income in the first two quarters of fiscal 2009 or the first two quarters of fiscal 2008 related to hedged firm commitments that no longer qualify as fair value hedges. All of these derivatives were recorded at their fair value on our Condensed Consolidated Balance Sheet (Unaudited) in accordance with Statement 133.
     Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for our foreign currency derivatives held at January 2, 2009 would have an impact of approximately $8.1 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.
     Interest Rates: As of January 2, 2009, we have short-term investments and debt obligations subject to interest rate risk. The interest rate risk associated with our short-term investments is not material as the maturities of these investments are less than one year. Because the interest rates on our long-term debt obligations are fixed, and because our long-term debt is not putable (redeemable at the option of the holders of the debt prior to maturity), the interest rate risk associated with this debt on our results of operations is not material. We have a short-term variable-rate commercial paper program in place, which we may utilize to satisfy short-term cash requirements. The interest rate risk associated with our commercial paper is not material as these borrowings are only for short periods until refinanced by fixed-rate long-term debt or paid off using operating cash flows. There can be no assurances that interest rates will not change significantly or have a material effect on our income or cash flows in fiscal 2009.

Item 4. Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage those entities, our controls and procedures with respect to those entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries. As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal quarter ended January 2, 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our senior management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of the fiscal quarter ended January 2, 2009 our disclosure controls and procedures were effective.
     (b) Changes in internal control: We periodically review our system of internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we periodically review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of acquired business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties, and adding additional monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 2, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     (c) Events Relating to Harris Stratex Networks: During the first quarter of fiscal 2009, our majority-owned publicly-traded subsidiary, Harris Stratex Networks, restated its financial statements for the first three fiscal quarters of its fiscal 2008 (the quarters ended March 28, 2008, December 28, 2007 and September 28, 2007) and for its fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005 due to accounting errors. Harris Stratex Networks reported that as a result of such accounting errors, as of June 27, 2008, there were material weaknesses in its disclosure controls and procedures and in its system of internal control over financial reporting that led to the need to restate its financial statements. These events relating to Harris Stratex Networks were considered in our evaluation of our internal control over financial reporting, and our management concluded that we maintained effective disclosure controls and procedures as of the end of the second quarter of fiscal 2009 and effective internal control over financial reporting as of the end of the second quarter of fiscal 2009. We have been advised by Harris Stratex Networks management that they anticipate that all material weaknesses that were identified in Harris Stratex Networks’ system of internal control over financial reporting will be remediated by the end of fiscal 2009. We will continue to evaluate whether the above events relating to Harris Stratex Networks will require any change in fiscal 2009 to our disclosure controls and procedures or our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     Harris Stratex Networks and certain of its current and former officers and directors, including certain current Harris officers, were named as defendants in a federal securities class action complaint filed on September 15, 2008 in the United States District Court for the District of Delaware by plaintiff Norfolk County Retirement System on behalf of an alleged class of purchasers of Harris Stratex Networks securities from January 29, 2007 to July 30, 2008, including shareholders of Stratex who exchanged shares of Stratex for shares of Harris Stratex Networks as part of the combination between Stratex and our former Microwave Communications Division. This action relates to the restatement of Harris Stratex Networks’ financial statements as discussed in Part I. Item 4. “Controls and

Procedures” in this Quarterly Report on Form 10-Q. Similar complaints were filed in the United States District Court for the District of Delaware on October 6, 2008 and October 30, 2008. Each such complaint alleges violations of Section 10(b) and Section 20(a) of the Exchange Act and of Rule 10b-5 promulgated thereunder, as well as violations of Section 11 and Section 15 of the Securities Act of 1933, as amended, and seeks, among other relief, determinations that the action is a proper class action, unspecified compensatory damages and reasonable attorneys’ fees and costs. Harris Stratex Networks has entered into stipulations with plaintiffs’ counsel in these actions under which Harris Stratex Networks and the other named defendants will not have to respond to these claims until a lead plaintiff is selected by the Court and that lead plaintiff has filed a consolidated class action complaint. Harris and Harris Stratex Networks believe that the defendants have meritorious defenses to these actions and the defendants intend to defend the litigation vigorously.
Item 1A. Risk Factors.
     Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows and financial position set forth under Item 1A. “Risk Factors” in our Fiscal 2008 Form 10-K. Other than the new risk factor below relating to the effects of the recession in the United States and general downturn in the global economy, we do not believe that there have been any material changes to the risk factors previously disclosed in our Fiscal 2008 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem not to be material may also impair our business operations.
     The effects of the recession in the United States and general downturn in the global economy, including financial market disruptions, could have an adverse impact on our business, operating results or financial position.
     The United States economy is in recession and there has been a general downturn in the global economy. A continuation or worsening of these conditions, including the ongoing credit and capital markets disruptions, could have an adverse impact on our business, operating results or financial position in a number of ways. For example:
•	The U.S. Government could reprioritize its spending away from the government contracts in which we participate.

•	We may experience declines in revenues, profitability and cash flows as a result of reduced orders, payment delays or other factors caused by the economic problems of our customers and prospective customers.

•	We may experience supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and subcontractors.

•	We may incur increased costs or experience difficulty with future borrowings under our commercial paper program or credit facilities or in the debt markets, or otherwise with financing our operating, investing (including any future acquisitions) or financing activities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
     During the second quarter of fiscal 2009, there were no repurchases of shares of our common stock under our repurchase program. During the second quarter of fiscal 2008, we repurchased 785,000 shares of our common stock under our repurchase program at an average price per share of $63.62, excluding commissions. The level of our repurchases depends on a number of factors, including our financial position, capital requirements, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at the discretion of management and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired.

     The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended January 2, 2009:

			Total number of shares	Maximum approximate
			purchased as part of	dollar value of shares that
	Total number of	Average price paid	publicly announced	may yet be purchased under
Period*	shares purchased	per share	plans or programs (1)	the plans or programs (1)
Month No. 1
(September 27, 2008-October 24, 2008)
Repurchase Programs (1)	None	n/a	None	$100,311,802
Employee Transactions (2)	2,052	$41.51	n/a	n/a

Month No. 2
(October 25, 2008-November 28, 2008)
Repurchase Programs (1)	None	n/a	None	$100,311,802
Employee Transactions (2)	22,362	$34.95	n/a	n/a

Month No. 3
(November 29, 2008-January 2, 2009)
Repurchase Programs (1)	None	n/a	None	$100,311,802
Employee Transactions (2)	5,476	$34.77	n/a	n/a

Total	29,890	$35.37	None	$100,311,802

*	Periods represent our fiscal months.

(1)	On April 27, 2007, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $600 million of our stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. This share repurchase program does not have a stated expiration date. The approximate dollar amount of our stock that may yet be purchased under this share repurchase program as of January 2, 2009 is $100,311,802 (as reflected in the table above). This share repurchase program has resulted, and is expected to continue to result, in repurchases in excess of offsetting the dilutive effect of shares issued under our share-based incentive plans. However, the level of our repurchases depends on a number of factors, including our financial position, capital requirements, results of operations, future business prospects and other factors our Board of Directors may deem relevant. As a matter of policy, we do not repurchase shares during the period beginning on the 15th day of the third month of a fiscal quarter and ending two days following the public release of earnings and financial results for such fiscal quarter.

(2)	Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised stock options, (b) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance shares or restricted shares which vested during the quarter, (c) performance or restricted shares returned to us upon retirement or employment termination of employees or (d) shares of our common stock purchased by the trustee of the Harris Corporation Master Rabbi Trust at our direction to fund obligations under our deferred compensation plans. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.
Sales of Unregistered Securities
     During the second quarter of fiscal 2009, we did not issue or sell any unregistered equity securities.
Item 3. Defaults Upon Senior Securities.
     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
     Our 2008 Annual Meeting of Shareholders was held on October 24, 2008. A total of 119,446,415 of our outstanding shares were represented in person or by proxy at the meeting. This represented approximately 89% of our shares issued, outstanding and entitled to be voted at the 2008 Annual Meeting of Shareholders.
     (1) Proposal 1: Shareholders elected four nominees to our Board of Directors for a three-year term expiring at the Annual Meeting of Shareholders in 2011, or until their successors are elected and qualified. The vote tabulation for individual directors was:

	Number of Shares
Nominee	For	Against	Abstain
Lewis Hay III	110,176,362	6,422,068	2,847,985
Karen Katen	113,926,214	5,217,805	302,396
Stephen P. Kaufman	117,678,168	1,469,594	298,653
Hansel E. Tookes II	116,172,563	2,820,143	453,709
     The terms of the following directors also continued after the 2008 Annual Meeting of Shareholders:
•	Thomas A. Dattilo
•	Terry D. Growcock
•	Howard L. Lance
•	Leslie F. Kenne
•	David B. Rickard
•	Dr. James C. Stoffel
•	Gregory T. Swienton
     (2) Proposal 2: To ratify our Audit Committee’s appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending July 3, 2009:

For	Against	Abstain
115,755,365	3,548,331	142,719
     Proposal 2 was approved by our shareholders.
     (3) Proposal 3: To approve an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 250,000,000 shares to 500,000,000 shares:

For	Against	Abstain
99,626,642	19,552,495	267,278
     Proposal 3 was approved by our shareholders.
     (4) Proposal 4: To approve an amendment to our Restated Certificate of Incorporation to declassify our Board of Directors:

For	Against	Abstain
118,026,159	972,928	447,328
     Proposal 4 was approved by our shareholders.
Item 5. Other Information.
     Not Applicable.

Item 6. Exhibits.
        The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:

(3)	(a) Restated Certificate of Incorporation of Harris Corporation (1995), as amended, incorporated herein by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2008. (Commission File Number 1-3863)

(b) By-Laws of Harris Corporation, as amended and restated effective October 24, 2008, incorporated herein by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2008. (Commission File Number 1-3863)

(10)	*(a) Form of Executive Change in Control Severance Agreement.

*(b) Amendment No. 1 to Harris Corporation 2005 Annual Incentive Plan, effective January 1, 2009.

*(c) Amendment No. 2 to Harris Corporation 2000 Stock Incentive Plan, effective January 1, 2009.

*(d) Amendment No. 1 to Harris Corporation 2005 Equity Incentive Plan, effective January 1, 2009.

*(e) Amendment Number Four to the Harris Corporation Retirement Plan, dated November 7, 2008 and effective November 6, 2008.

*(f) Harris Corporation 2005 Supplemental Executive Retirement Plan, effective January 1, 2009.

*(g) Amendment Number One to the Harris Corporation 1997 Directors’ Deferred Compensation and Annual Stock Unit Award Plan (Amended and Restated Effective January 1, 2006), effective January 1, 2009.

*(h) Harris Corporation 2005 Directors’ Deferred Compensation Plan (as Amended and Restated Effective January 1, 2009).

*(i) Third Amendment to the Harris Corporation Master Rabbi Trust Agreement, dated January 15, 2009 and effective January 1, 2009.

*(j) Letter Agreement, dated as of December 19, 2008 and effective January 1, 2009, by and between Harris Corporation and Howard L. Lance, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 24, 2008. (Commission File Number 1-3863)

*(k) Supplemental Pension Plan for Howard L. Lance (Amended and Restated effective January 1, 2009), dated as of December 19, 2008, by and between Harris Corporation and Howard L. Lance, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 24, 2008. (Commission File Number 1-3863)

*(l) Addendum, dated December 12, 2008, to the Offer Letter, dated July 5, 2005, by and between Harris Corporation and Jeffrey S. Shuman.

*(m) Third Addendum, dated December 12, 2008, to the Letter Agreement, dated as of January 23, 2007, by and between Harris Corporation and Timothy E. Thorsteinson.

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

HARRIS CORPORATION (Registrant)
Date: February 10, 2009	By:	/s/ Gary L. McArthur
Gary L. McArthur
Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No.
Under Reg. S-K,
Item 601	Description
(3)	(a) Restated Certificate of Incorporation of Harris Corporation (1995), as amended, incorporated herein by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2008. (Commission File Number 1-3863)

(b) By-Laws of Harris Corporation, as amended and restated effective October 24, 2008, incorporated herein by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2008. (Commission File Number 1-3863)

(10)	*(a) Form of Executive Change in Control Severance Agreement.

*(b) Amendment No. 1 to Harris Corporation 2005 Annual Incentive Plan, effective January 1, 2009.

*(c) Amendment No. 2 to Harris Corporation 2000 Stock Incentive Plan, effective January 1, 2009.

*(d) Amendment No. 1 to Harris Corporation 2005 Equity Incentive Plan, effective January 1, 2009.

*(e) Amendment Number Four to the Harris Corporation Retirement Plan, dated November 7, 2008 and effective November 6, 2008.

*(f) Harris Corporation 2005 Supplemental Executive Retirement Plan, effective January 1, 2009.

*(g) Amendment Number One to the Harris Corporation 1997 Directors’ Deferred Compensation and Annual Stock Unit Award Plan (Amended and Restated Effective January 1, 2006), effective January 1, 2009.

*(h) Harris Corporation 2005 Directors’ Deferred Compensation Plan (as Amended and Restated Effective January 1, 2009).

*(i) Third Amendment to the Harris Corporation Master Rabbi Trust Agreement, dated January 15, 2009 and effective January 1, 2009.

*(j) Letter Agreement, dated as of December 19, 2008 and effective January 1, 2009, by and between Harris Corporation and Howard L. Lance, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 24, 2008. (Commission File Number 1-3863)

*(k) Supplemental Pension Plan for Howard L. Lance (Amended and Restated effective January 1, 2009), dated as of December 19, 2008, by and between Harris Corporation and Howard L. Lance, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 24, 2008. (Commission File Number 1-3863)

*(l) Addendum, dated December 12, 2008, to the Offer Letter, dated July 5, 2005, by and between Harris Corporation and Jeffrey S. Shuman.

*(m) Third Addendum, dated December 12, 2008, to the Letter Agreement, dated as of January 23, 2007, by and between Harris Corporation and Timothy E. Thorsteinson.

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