Form 10-Q
period 2009-04-03
HARRIS CORP /DE/
filed 2009-05-12
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2009
or
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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                       Yes ☐     No ☑
The number of shares outstanding of the registrant’s common stock as of May 8, 2009 was 132,390,858 shares.

HARRIS CORPORATION
FORM 10-Q
For the Quarter Ended April 3, 2009
     This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries.
     i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended		Three Quarters Ended
	April 3,	March 28,	April 3,	March 28,
	2009	2008	2009	2008
	(In millions, except per share amounts)
Revenue from product sales and services	$1,361.7	$1,329.6	$4,252.8	$3,877.8

Cost of product sales and services	(952.3)	(933.9)	(2,941.9)	(2,691.7)
Engineering, selling and administrative expenses	(240.1)	(236.4)	(717.0)	(683.6)
Impairment of goodwill and other intangible assets	—	—	(301.0)	—
Non-operating income (loss)	6.6	2.8	(2.2)	8.7
Interest income	0.8	1.9	3.7	5.5
Interest expense	(13.4)	(13.9)	(41.0)	(42.8)

Income before income taxes and minority interest	163.3	150.1	253.4	473.9
Income taxes	(65.8)	(38.9)	(214.2)	(149.0)
Minority interest in Harris Stratex Networks, Inc., net of tax	16.7	(3.2)	155.1	(2.4)

Net income	$114.2	$108.0	$194.3	$322.5

Net income per common share
Basic	$.87	$.80	$1.47	$2.41
Diluted	$.86	$.78	$1.46	$2.35

Cash dividends paid per common share	$.20	$.15	$.60	$.45

Basic weighted average shares outstanding	132.0	134.6	132.5	134.0
Diluted weighted average shares outstanding	132.8	136.2	133.5	136.9
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	April 3,	June 27,
	2009	2008(1)
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$452.0	$370.0
Short-term investments	0.6	3.1
Marketable equity securities	3.4	19.3
Receivables	886.3	859.0
Inventories	660.7	610.4
Deferred income taxes	111.7	117.2
Other current assets	72.8	73.5

Total current assets	2,187.5	2,052.5
Non-current Assets
Property, plant and equipment	467.1	482.2
Goodwill	1,210.0	1,547.3
Identifiable intangible assets	304.8	367.0
Other non-current assets	162.6	178.5

Total non-current assets	2,144.5	2,575.0

	$4,332.0	$4,627.5

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$18.4	$8.5
Accounts payable	339.7	390.8
Compensation and benefits	177.9	191.9
Other accrued items	276.8	239.1
Advance payments and unearned income	170.5	146.4
Income taxes payable	12.9	22.9
Current portion of long-term debt	0.8	5.7

Total current liabilities	997.0	1,005.3
Non-current Liabilities
Non-current deferred income taxes	24.2	29.8
Long-term debt	827.5	831.8
Other long-term liabilities	128.2	156.3

Total non-current liabilities	979.9	1,017.9
Minority interest in Harris Stratex Networks, Inc.	175.8	330.3

Shareholders’ Equity
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 131,351,921 shares at April 3, 2009 and 133,594,320 shares at June 27, 2008	131.4	133.6
Other capital	453.2	453.6
Retained earnings	1,679.2	1,660.8
Accumulated other comprehensive income (loss)	(84.5)	26.0

Total shareholders’ equity	2,179.3	2,274.0

	$4,332.0	$4,627.5

(1)	Derived from audited financial statements.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Quarters Ended
	April 3,	March 28,
	2009	2008
	(In millions)
Operating Activities
Net income	$194.3	$322.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	127.5	125.8
Purchased in-process research and development write-off	2.4	1.4
Share-based compensation	27.5	29.8
Non-current deferred income taxes	(7.6)	2.3
Gain on the sale of securities available-for-sale	—	(4.8)
Impairment of securities available-for-sale	7.6	—
Impairment of goodwill and other intangible assets	301.0	—
Minority interest in Harris Stratex Networks, Inc., net of tax	(155.1)	2.4
(Increase) decrease in:
Accounts and notes receivable	(30.0)	(96.7)
Inventories	(48.0)	(90.3)
Increase (decrease) in:
Accounts payable and accrued expenses	(66.2)	67.4
Advance payments and unearned income	24.0	13.8
Income taxes	(3.6)	(19.2)
Other	30.7	3.6

Net cash provided by operating activities	404.5	358.0

Investing Activities
Cash paid for acquired businesses	(9.1)	(12.8)
Additions of property, plant and equipment	(78.4)	(84.2)
Additions of capitalized software	(18.5)	(24.7)
Cash paid for short-term investments available-for-sale	(1.2)	(8.4)
Proceeds from the sale of short-term investments available-for-sale	3.7	25.4
Proceeds from the sale of securities available-for-sale	—	7.1

Net cash used in investing activities	(103.5)	(97.6)

Financing Activities
Proceeds from borrowings	78.5	450.2
Repayment of borrowings	(80.5)	(541.3)
Payment of treasury lock	—	(8.8)
Proceeds from exercise of employee stock options	7.6	31.6
Repurchases of common stock	(132.2)	(209.3)
Cash dividends	(80.1)	(61.3)

Net cash used in financing activities	(206.7)	(338.9)

Effect of exchange rate changes on cash and cash equivalents	(12.3)	2.1

Net increase (decrease) in cash and cash equivalents	82.0	(76.4)

Cash and cash equivalents, beginning of year	370.0	368.3

Cash and cash equivalents, end of quarter	$452.0	$291.9

Supplemental disclosure of noncash investing and financing activities:
Common stock issued in exchange for 3.5% convertible debentures, due fiscal 2023	$—	$163.5

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 3, 2009
Note A — Significant Accounting Policies and Recent Accounting Pronouncements
Basis of Presentation
     The accompanying condensed consolidated financial statements of Harris Corporation and its subsidiaries (“Harris,” “Company,” “we,” “our,” and “us” refer to Harris Corporation and its consolidated subsidiaries) have been prepared by Harris, without an audit, in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the quarter and three quarters ended April 3, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at June 27, 2008 has been derived from the audited financial statements but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. We provide complete financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2008 (“Fiscal 2008 Form 10-K”), as well as with our Current Report on Form 8-K, filed with the SEC on March 18, 2009 (“Form 8-K Recast”), which updates our historical business segment information contained in our Fiscal 2008 Form 10-K to reflect a change in organizational structure and segment reporting effective for fiscal 2009.
     The accompanying condensed consolidated financial statements include 100 percent of the assets, liabilities, revenue and expenses of our majority-owned subsidiary, Harris Stratex Networks, Inc. (“Harris Stratex Networks”), and the approximately 44 percent ownership interest of the minority stockholders of Harris Stratex Networks as of April 3, 2009 is recorded as minority interest in the accompanying condensed consolidated financial statements. Significant intercompany transactions and accounts have been eliminated. References to Harris Stratex Networks include its consolidated subsidiaries.
     On March 31, 2009, we announced a spin-off to our shareholders of all the shares we own of Harris Stratex Networks. The distribution of our ownership of approximately 56 percent of the outstanding shares of Harris Stratex Networks will take place in the form of a taxable pro rata dividend of our shares of Harris Stratex Networks payable on May 27, 2009 (the “Distribution Date”) to our shareholders of record at the close of business on May 13, 2009. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”), we will report the current and all prior period financial results of Harris Stratex Networks as discontinued operations beginning in the fourth quarter of fiscal 2009, the quarter in which the Distribution Date will occur.
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

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Statement 157 applies under other accounting pronouncements that require fair value measurement in which the FASB concluded that fair value was the relevant measurement, but does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which defers the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, which for us is our fiscal 2010. We adopted Statement 157 in the first quarter of fiscal 2009 and there was no impact to our financial position, results of operations or cash flows. In accordance with FSP FAS 157-2, we elected to defer until fiscal 2010 the adoption of Statement 157 for nonfinancial assets (including items such as goodwill, other intangible assets and long-lived assets) and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not currently anticipate that the adoption of Statement 157 for nonfinancial assets and nonfinancial liabilities will materially impact our financial position, results of operations or cash flows. See Note M — Fair Value Measurements in these Notes to Condensed Consolidated Financial Statements (Unaudited) for disclosures required by Statement 157.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement 159”). Statement 159 allows companies to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, all unrealized gains or losses in fair value for that instrument shall be reported in earnings at each subsequent reporting date. We adopted Statement 159 in the first quarter of fiscal 2009 but have not elected the fair value option for any eligible financial instruments as of April 3, 2009.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“Statement 141R”). Statement 141R requires that, upon a business combination, the acquired assets, assumed liabilities, contractual contingencies and contingent liabilities be recognized and measured at their fair value at the acquisition date. Statement 141R also requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred. In addition, Statement 141R requires that acquired in-process research and development be measured at fair value and capitalized as an indefinite-lived intangible asset, and it is therefore not subject to amortization until the project is completed or abandoned. Statement 141R also requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties that are recognized after the measurement period be recognized in income tax expense. Statement 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us is our fiscal 2010. Thus, while adoption is not expected to materially impact our financial position, results of operations or cash flows directly when it becomes effective on July 4, 2009 (the beginning of our fiscal 2010), it is expected to have a significant effect on the accounting for any acquisitions we make on, or subsequent to, that date.
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
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“Statement 161”). Statement 161 applies to all derivative instruments, including bifurcated derivative instruments (and to nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”)) and related hedged items accounted for under Statement 133. Statement 161 amends and expands the disclosure requirements of Statement 133 to provide greater transparency as to (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, Statement 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the volume of derivative activity and fair value amounts of, and gains and losses on, derivative instruments including location of such amounts in the consolidated financial statements, and disclosures about credit-risk-related contingent features in derivative agreements. We adopted Statement 161 in the third quarter of fiscal 2009, and there was no impact to our financial position, results of operations or cash flows. See Note N — Derivative Instruments and Hedging Activities in these Notes to Condensed Consolidated Financial Statements (Unaudited) for disclosures required by Statement 161.

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
     On April 1, 2009, the FASB issued FSP No. FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141R-1”). Under FSP FAS 141R-1, assets and liabilities arising from contingencies in a business combination are to be recognized at fair value at the acquisition date if the acquisition-date fair value can be determined during the measurement period. In cases where acquisition-date fair values cannot be determined during the measurement period, an asset or liability shall be recognized at the acquisition date at amounts based on guidance in FASB Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss” if certain other criteria are met. FSP FAS 141R-1 also expands the disclosure requirements of Statement 141R to provide additional information about business combination-related contingencies in footnotes describing business combinations. FSP FAS 141R-1 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us is our fiscal 2010. Thus, while adoption is not expected to materially impact our financial position, results of operations or cash flows directly when it becomes effective on July 4, 2009 (the beginning of our fiscal 2010), it may have a significant effect on the accounting for any acquisitions we make on, or subsequent to, that date.
     Reclassifications
     Certain prior-year amounts have been reclassified in the accompanying condensed consolidated financial statements to conform to current-year classifications. These reclassifications include:
•	Reclassifying $5.8 million and $63.1 million of investments associated with our non-qualified deferred compensation plans from the line item “Compensation and benefits” to the line items “Other current assets” and “Other non-current assets,” respectively, on the accompanying Condensed Consolidated Balance Sheet (Unaudited); and

•	Reclassifying $58.6 million of obligations to pay benefits under our non-qualified deferred compensation plans from the line item “Compensation and benefits” to the line item “Other long-term liabilities” on the accompanying Condensed Consolidated Balance Sheet (Unaudited).

Note B — Stock Options and Share-Based Compensation
     As of April 3, 2009, we had three shareholder-approved employee stock incentive plans under which options or other share-based compensation was outstanding (“Harris Plans”), and we had the following types of share-based awards outstanding under the Harris Plans: stock options, performance share awards, performance share unit awards, restricted stock awards and restricted stock unit awards. Participants in the Harris Plans include former Harris employees who are now employed with Harris Stratex Networks and who had options or awards under the Harris Plans that were outstanding at the January 26, 2007 date of the combination of our former Microwave Communications Division with Stratex Networks, Inc. (“Stratex”) to form Harris Stratex Networks. Additionally, as of April 3, 2009, Harris Stratex Networks had a stock incentive plan that provided for stock options, restricted stock awards and performance share awards based on Harris Stratex Networks Class A common stock. Harris Stratex Networks also assumed all of the former Stratex stock options outstanding as of January 26, 2007, as part of the combination with Stratex (“Harris Stratex Networks Plans”). We believe that such awards more closely align the interests of employees with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our stock incentive plans). The compensation cost related to our share-based awards that was charged against income was $9.1 million for the quarter ended April 3, 2009, which includes $0.4 million related to Harris Stratex Networks Plans, and $27.8 million for the three quarters ended April 3, 2009, which includes $1.8 million related to Harris Stratex Networks Plans. The compensation cost related to our share-based awards that was charged against income was $10.5 million for the quarter ended March 28, 2008, which includes $1.7 million related to Harris Stratex Networks Plans, and $29.8 million for the three quarters ended March 28, 2008, which includes $5.3 million related to Harris Stratex Networks Plans.
     Grants to Harris employees under Harris Plans during the third quarter of fiscal 2009 consisted of 28,150 stock options, 5,600 performance share awards and 5,500 restricted stock awards. Grants to Harris employees under Harris Plans during the first three quarters of fiscal 2009 consisted of 1,220,800 stock options, 289,450 performance share awards and 107,950 restricted stock awards. The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option-pricing model which used the following assumptions: expected volatility of 33.35 percent; expected dividend yield of 1.4 percent; and expected life in years of 4.45.
     Grants to Harris Stratex Networks employees under Harris Stratex Networks Plans during the third quarter of fiscal 2009 consisted of 80,586 stock options, 54,320 performance share awards and 98,919 restricted stock awards. Grants to Harris Stratex Networks employees under Harris Stratex Networks Plans during the first three quarters of fiscal 2009 consisted of 941,492 stock options, 501,974 performance share awards and 98,919 restricted stock awards. The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option-pricing model which used the following assumptions: expected volatility of 60.50 percent; expected dividend yield of zero percent; and expected life in years of 4.37.
Note C — Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
     Total comprehensive income for the quarter and three quarters ended April 3, 2009 and March 28, 2008 was comprised of the following:

	Quarter Ended		Three Quarters Ended
	April 3,	March 28,	April 3,	March 28,
	2009	2008	2009	2008
	(In millions)
Net income	$114.2	$108.0	$194.3	$322.5
Other comprehensive income (loss):
Foreign currency translation	(9.8)	(10.5)	(110.4)	24.8
Net unrealized loss on securities available-for-sale, net of income tax	(0.1)	(13.0)	(5.1)	(7.1)
Net unrealized gain (loss) on hedging derivatives, net of income tax	2.0	(2.2)	(0.2)	(2.2)
Impact of treasury lock, net of income tax	0.2	0.1	0.5	(5.3)
Recognition of pension actuarial losses in net income, net of income tax	0.5	0.6	4.7	1.2

Total comprehensive income	$107.0	$83.0	$83.8	$333.9

     The components of accumulated other comprehensive income (loss) at April 3, 2009 and June 27, 2008 are as follows:

	April 3,	June 27,
	2009	2008
	(In millions)
Foreign currency translation	$(63.9)	$46.5
Net unrealized gain (loss) on securities available-for-sale, net of income tax	(0.3)	4.8
Net unrealized loss on hedging derivatives, net of income tax	(1.3)	(1.1)
Unamortized loss on treasury lock, net of income tax	(4.7)	(5.2)
Unrecognized pension obligations, net of income tax	(14.3)	(19.0)

	$(84.5)	$26.0

Note D — Receivables
     Receivables are summarized below:

	April 3,	June 27,
	2009	2008
	(In millions)
Accounts receivable	$780.7	$746.3
Unbilled costs on cost-plus contracts	132.2	123.6
Notes receivable due within one year, net	7.3	7.4

	920.2	877.3
Less allowances for collection losses	(33.9)	(18.3)

	$886.3	$859.0

Note E — Inventories
     Inventories are summarized below:

	April 3,	June 27,
	2009	2008
	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$285.6	$256.5
Finished products	140.1	135.4
Work in process	65.4	59.7
Raw materials and supplies	169.6	158.8

	$660.7	$610.4

     Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $20.0 million at April 3, 2009 and $55.3 million at June 27, 2008.
Note F — Property, Plant and Equipment
     Property, plant and equipment are summarized below:

	April 3,	June 27,
	2009	2008
	(In millions)
Land	$12.0	$12.6
Software capitalized for internal use	82.4	80.3
Buildings	355.1	350.9
Machinery and equipment	787.9	813.7

	1,237.4	1,257.5
Less allowances for depreciation and amortization	(770.3)	(775.3)

	$467.1	$482.2

     Depreciation and amortization expense related to property, plant and equipment for the quarter and three quarters ended April 3, 2009 was $27.6 million and $80.3 million, respectively. Depreciation and amortization expense related to property, plant and equipment for the quarter and three quarters ended March 28, 2008 was $26.0 million and $75.7 million, respectively.

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
     The 2008 Credit Agreement contains certain covenants, including covenants limiting: certain liens on our assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and certain investments in unrestricted subsidiaries. The 2008 Credit Agreement also requires that we not permit our ratio of consolidated total indebtedness to total capital, each as defined, to be greater than 0.60 to 1.00 and not permit our ratio of consolidated EBITDA to consolidated net interest expense, each as defined, to be less than 3.00 to 1.00 (measured on the last day of each fiscal quarter for the rolling four-quarter period then ending). The 2008 Credit Agreement contains certain events of default, including: failure to make payments; failure to perform or observe terms, covenants and agreements; material inaccuracy of any representation or warranty; payment default under other indebtedness with a principal amount in excess of $75 million or acceleration of such indebtedness; occurrence of one or more final judgments or orders for the payment of money in excess of $75 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $75 million; any bankruptcy or insolvency; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the 2008 Credit Agreement are due and mature on September 10, 2013, unless the commitments are terminated earlier either at our request or if certain events of default occur. At April 3, 2009, we had no borrowings outstanding under the 2008 Credit Agreement.
     Prior to the combination with Stratex, Stratex was a party to a credit facility with Silicon Valley Bank, and following the combination, Stratex (now named “Harris Stratex Networks Operating Corporation” and a wholly-owned subsidiary of Harris Stratex Networks), remained a party to the credit facility with Silicon Valley Bank (the “Harris Stratex Networks Credit Facility”). As discussed below, the Harris Stratex Networks Credit Facility (the “Terminated Facility”) was terminated and replaced in the first quarter of our fiscal 2009. Harris and its subsidiaries (other than Harris Stratex Networks Operating Corporation) are not and were not parties to, obligated under or guarantors of the Terminated Facility. Indebtedness under the Terminated Facility is reflected as of June 27, 2008 in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as a result of the consolidation of Harris Stratex Networks. The Terminated Facility allowed for revolving credit borrowings of up to $50 million. As of June 27, 2008, the balance of the term loan portion of the Terminated Facility was $8.7 million (of which $5.0 million was recorded in the current portion of long-term debt at June 27, 2008) and there was $8.6 million in outstanding standby letters of credit.

     On June 30, 2008, in the first quarter of our fiscal 2009, the Terminated Facility was terminated and replaced with a new revolving credit facility as of that date with Silicon Valley Bank and Bank of America, N.A. (the “New Harris Stratex Networks Credit Facility”). Harris and its subsidiaries (other than Harris Stratex Networks and certain of its subsidiaries) are not parties to, obligated under or guarantors of the New Harris Stratex Networks Credit Facility. The balance of the term loan portion of the Terminated Facility of $8.7 million was repaid in full with the proceeds of a $10 million borrowing under the New Harris Stratex Networks Credit Facility. The standby letters of credit outstanding under the Terminated Facility as of the termination date remained as an obligation to Silicon Valley Bank, and $5.1 million of such standby letters of credit were still outstanding as of April 3, 2009. The New Harris Stratex Networks Credit Facility provides for an initial committed amount of $70 million with an uncommitted option for an additional $50 million available with the same or additional lenders. The New Harris Stratex Networks Credit Facility has an initial term of three years and provides for (1) demand borrowings (with no stated maturity date) with an interest rate of the greater of Bank of America’s prime rate and the federal funds rate plus 0.5 percent, (2) fixed term Eurodollar loans up to six months or more as agreed with the lenders with an interest rate of LIBOR plus a spread of between 1.25 percent to 2.00 percent based on the current leverage ratio of Harris Stratex Networks and its consolidated subsidiaries, and (3) the issuance of standby or commercial letters of credit. The New Harris Stratex Networks Credit Facility contains a minimum liquidity ratio covenant and a maximum leverage ratio covenant and is unsecured. At April 3, 2009, Harris Stratex Networks had $10.0 million of borrowings and $8.7 million of standby letters of credit outstanding under the New Harris Stratex Networks Credit Facility.
Note H — Accrued Warranties
     Changes in our warranty liability, which is included as a component of the “Other accrued items” line item on the accompanying Condensed Consolidated Balance Sheet (Unaudited), during the first three quarters of fiscal 2009, are as follows:

(In millions)
Balance at June 27, 2008	$46.6
Warranty provision for sales made during the three quarters ended April 3, 2009	25.9
Settlements made during the three quarters ended April 3, 2009	(18.6)
Other adjustments to the warranty liability, including those for foreign currency translation, during the three quarters ended April 3, 2009	(1.5)

Balance at April 3, 2009	$52.4

Note I — Net Income Per Diluted Share
     The computations of net income per diluted share are as follows:

	Quarter Ended		Three Quarters Ended
	April 3,	March 28,	April 3,	March 28,
	2009	2008	2009	2008
	(In millions, except per share amounts)
Net income	$114.2	$108.0	$194.3	$322.5
Impact of convertible debentures	—	—	—	0.5
Impact of Harris Stratex Networks adjustment	—	(1.2)	—	(1.5)

Net income used in diluted share calculation (A)	$114.2	$106.8	$194.3	$321.5

Basic weighted average shares outstanding	132.0	134.6	132.5	134.0
Impact of dilutive stock options	0.8	1.6	1.0	1.8
Impact of convertible debentures	—	—	—	1.1

Diluted weighted average shares outstanding (B)	132.8	136.2	133.5	136.9

Net income per diluted share (A)/(B)	$.86	$.78	$1.46	$2.35
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

     For purposes of calculating net income per diluted share for the quarter and three quarters ended April 3, 2009, the numerator has not been adjusted to consider the effect of potentially dilutive securities of Harris Stratex Networks because the effect would be antidilutive. For purposes of calculating net income per diluted share for the quarter and three quarters ended March 28, 2008, the numerator has been adjusted to account for the impact of our ownership in Harris Stratex Networks on a fully diluted basis.
     Potential dilutive common shares primarily consist of employee stock options. Employee stock options to purchase approximately 3,927,362 and 1,046,750 shares of Harris stock on April 3, 2009 and March 28, 2008, respectively, were outstanding, but were not included in the computation of net income per diluted share because the effect would be antidilutive because the options’ exercise prices exceeded the average market price.
Note J — Non-Operating Income (Loss)
     The components of non-operating income (loss) are as follows:

	Quarter Ended		Three Quarters Ended
	April 3,	March 28,	April 3,	March 28,
	2009	2008	2009	2008
	(In millions)
Gain on AuthenTec, Inc. warrants	$—	$—	$—	$5.6
Gain on the sale of securities available-for-sale	—	2.7	—	4.8
Gain (loss) on the sale of investments	(0.1)	—	0.4	(0.2)
Impairment of investments	—	—	—	(0.5)
Impairment of securities available-for-sale	—	—	(7.6)	—
Equity income	0.3	0.3	0.5	0.2
Net royalty income (expense)	6.4	(0.2)	4.5	(1.2)

	$6.6	$2.8	$(2.2)	$8.7

Note K — Income Taxes
     Our effective tax rate (income taxes as a percentage of income before income taxes and minority interest) was 40.3 percent in the third quarter of fiscal 2009 compared with 25.9 percent in the third quarter of fiscal 2008. In the third quarter of fiscal 2009, our effective tax rate was higher than the U.S. statutory income tax rate primarily due to expenses incurred by our Harris Stratex Networks segment in jurisdictions in which we have existing tax loss carryforwards and thus are unable to record tax deductions for those otherwise deductible expenses. This was partially offset by a $6.5 million favorable impact from the settlement of the U.S. Federal income tax audit of fiscal 2007. In the third quarter of fiscal 2008, our effective tax rate was lower than the U.S. statutory income tax rate because of an $11 million favorable impact from the settlement of U.S. Federal income tax audits for fiscal years 2004 through 2006. Additionally, in the third quarter of fiscal 2008 we began recording state income taxes in our Condensed Consolidated Statement of Income (Unaudited) as engineering, selling and administrative expenses to the extent such state taxes are reimbursed, which totaled $8.2 million for the quarter and three quarters ended March 28, 2008. Under U.S. Government regulations, these state income taxes are allowable costs in establishing prices for the products and services we sell to the U.S. Government. Prior to the third quarter of fiscal 2008, these state income taxes were recorded in our Condensed Consolidated Statement of Income (Unaudited) as income taxes. The reimbursement of these state income taxes is recorded in our Condensed Consolidated Statement of Income (Unaudited) as revenue for all periods presented. As a result of this change we reduced tax expense by $5 million in the third quarter of fiscal 2008.
     Our effective tax rate was 84.5 percent in the first three quarters of fiscal 2009 compared with 31.4 percent in the first three quarters of fiscal 2008. In the first three quarters of fiscal 2009, our effective tax rate was higher than the U.S. statutory income tax rate primarily due to charges recorded in the second quarter of fiscal 2009 in our Harris Stratex Networks segment of $301.0 million for impairment of goodwill and other intangible assets, which is all nondeductible for tax purposes, and $22.1 million for the increase in the valuation allowance for certain deferred tax assets. Separately, legislative action during the second quarter of fiscal 2009 restored the U.S. Federal income tax credit for research and development expenses, and as a result we recorded a $5.0 million tax benefit in the second quarter of fiscal 2009 relating to prior periods. We also recorded a $3.7 million state tax benefit in the second quarter of fiscal 2009 related to the filing of our fiscal 2007 tax returns. Finally, the items noted above in the discussion of the third quarter of fiscal 2009 also impacted the total for the first three quarters of fiscal 2009. In the first three quarters of fiscal 2008, our effective tax rate was lower than the U.S. statutory income tax rate primarily due to the items noted above regarding the third quarter of fiscal 2008 and the impact of foreign tax credits in the second quarter of fiscal 2008.

Note L — Impairment of Goodwill and Other Intangible Assets
     In accordance with Statement 142, we test our goodwill and other indefinite-lived intangible assets for impairment annually, as well as when we change reporting segments and when events or circumstances indicate there may be an impairment. Based on the current global economic environment and the decline of the market capitalization of Harris Stratex Networks, we performed an interim review for impairment as of the end of the second quarter of fiscal 2009 of Harris Stratex Networks’ goodwill and its other indefinite-lived intangible assets, consisting solely of the Stratex trade name.
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
     For reasons similar to those stated above, we also conducted a review of Harris Stratex Networks’ long-lived assets, including amortizable intangible assets, in accordance with Statement 144. This review did not indicate that an impairment existed as of the end of the second quarter of fiscal 2009.
     As discussed in Note O — Business Segments in these Notes to Condensed Consolidated Financial Statements (Unaudited), effective upon the commencement of fiscal 2009, we made certain changes to our organizational structure which resulted in changes to our business segments, and our goodwill balances at June 27, 2008 by business segment for fiscal 2009 have been updated in our Form 8-K Recast and are reflected in the table below. For those changes that resulted in reporting unit changes, we applied the relative fair value method to determine the reallocation of goodwill to reporting units. During the first quarter of fiscal 2009, as a result of the changes to our reporting structure, we completed an assessment of any potential goodwill impairment under this new reporting structure and determined that no impairment existed.
     Changes in the carrying amount of goodwill during the first three quarters of fiscal 2009, by business segment, are as follows:

		Government
	RF	Communications	Broadcast	Harris Stratex
	Communications	Systems	Communications	Networks	Total
	(In millions)
Balance at June 27, 2008	$6.0	$414.5	$842.0	$284.8	$1,547.3
Goodwill acquired during the period	—	—	—	1.8	1.8
Impairment of goodwill	—	—	—	(279.0)	(279.0)
Other (primarily currency translation adjustments)	—	—	(54.3)	(5.8)	(60.1)

Balance at April 3, 2009	$6.0	$414.5	$787.7	$1.8	$1,210.0

Note M — Fair Value Measurements
     We adopted Statement 157 in the first quarter of fiscal 2009 and there was no impact to our financial position, results of operations or cash flows. In accordance with FSP FAS 157-2, we elected to defer until fiscal 2010 the adoption of Statement 157 for nonfinancial assets (including items such as goodwill, other intangible assets and long-lived assets) and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Statement 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market, in the absence of a principal market) for the asset or liability in an orderly transaction between market participants at the measurement date. Statement 157 requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value and establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:
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
     The following table represents the fair value hierarchy of our financial assets and financial liabilities measured at fair value on a recurring basis (at least annually) as of April 3, 2009:

	Level 1	Level 2	Level 3	Total
	(In millions)
Financial Assets
Short-term investments	$0.6	$—	$—	$0.6
Marketable equity securities	3.4	—	—	3.4
Deferred compensation plans (1)	53.6	—	—	53.6
Foreign exchange forward contracts (2)	—	1.5	—	1.5
Financial Liabilities
Deferred compensation plans (3)	52.3	—	—	52.3
Foreign exchange forward contracts (4)	—	4.3	—	4.3

(1)	Represents investments (primarily money market and mutual stock funds) held in a Rabbi Trust associated with our non-qualified deferred compensation plans, which we include in the “Other current assets” and “Other non-current assets” line items on the accompanying Condensed Consolidated Balance Sheet (Unaudited).

(2)	Includes derivatives designated as hedging instruments under Statement 133, and derivatives not designated as hedging instruments under Statement 133, which we include in the “Other current assets” line item on the accompanying Condensed Consolidated Balance Sheet (Unaudited). The fair value of the derivatives not designated as hedging instruments under Statement 133 was not material.

(3)	Represents obligations to pay benefits under certain non-qualified deferred compensation plans, which we include in the “Compensation and benefits” and “Other long-term liabilities” line items on the accompanying Condensed Consolidated Balance Sheet (Unaudited).

(4)	Includes derivatives designated as hedging instruments under Statement 133, and derivatives not designated as hedging instruments under Statement 133, which we include in the “Other accrued items” line item on the accompanying Condensed Consolidated Balance Sheet (Unaudited). The fair value of the derivatives not designated as hedging instruments under Statement 133 was not material.
Note N — Derivative Instruments and Hedging Activities
     In the normal course of doing business, we are exposed to global market risks, including the effect of changes in foreign currency exchange rates. We use derivative instruments to manage our exposure to such risks and formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions. Statement 133 requires us to recognize all derivatives on the accompanying Condensed Consolidated Balance Sheet (Unaudited) at fair value. We do not hold or issue derivatives for trading purposes.
     At April 3, 2009, we had open foreign exchange contracts with a notional amount of $120.4 million, of which $38.6 million were classified as cash flow hedges, $21.9 million were classified as fair value hedges and $59.9 million were not designated hedges under the provisions of Statement 133. This compares with total foreign exchange contracts with a notional amount of $127.8 million at June 27, 2008, of which $49.9 million were classified as cash flow hedges, $16.7 million were classified as fair value hedges and $61.2 million were not designated hedges under the provisions of Statement 133. At April 3, 2009, contract expiration dates ranged from less than one month to 13 months with a weighted average contract life of 1 month.

     Balance Sheet Hedges
     To manage the exposure in our balance sheet to risks from changes in foreign currency exchange rates, we implement both fair value hedges and hedges not designated as hedging instruments under Statement 133. We use foreign currency forward contracts and options to hedge certain balance sheet items, including foreign currency denominated accounts receivable and inventory. Changes in the value of the derivatives and the related hedged items are reflected in income, in the “Cost of product sales and services” line item on the accompanying Condensed Consolidated Statement of Income (Unaudited). As of April 3, 2009, we had outstanding foreign currency forward contracts denominated in the Euro, British Pound, Canadian Dollar and Australian Dollar to hedge certain balance sheet items. The net gains on foreign exchange contracts designated as fair value hedges for the quarter and three quarters ended April 3, 2009 were not material. The net gains on foreign exchange contracts not designated as hedging instruments under Statement 133 for the quarter and three quarters ended April 3, 2009 were $2.8 million and $7.2 million, respectively. In addition, no amounts were recognized in our net income in the first three quarters of fiscal 2009 related to hedged firm commitments that no longer qualify as fair value hedges.
     Cash Flow Hedges
     To manage the exposure in our income statement to currency risk and market fluctuation risk associated with anticipated or forecasted cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments from suppliers, future committed sales to customers, and intercompany transactions. These derivatives are primarily being used to hedge currency exposures from cash flows anticipated in our Harris Stratex Networks segment related to customer orders denominated in non-functional currencies that are currently in backlog and in our RF Communications segment related to programs in the U.K., Canada, Bulgaria and the Netherlands. We also have hedged U.S. dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of April 3, 2009, we had outstanding foreign currency forward contracts denominated in the Euro, British Pound, Canadian Dollar and Chinese Yuan Renminbi to hedge certain forecasted transactions.
     These derivatives have only nominal intrinsic value at the time of purchase and have a high degree of correlation to the anticipated cash flows they are designated to hedge. Hedge effectiveness is determined by the correlation of the anticipated cash flows and the maturity dates of the derivatives used to hedge these cash flows. In accordance with Statement 133, such financial instruments are marked-to-market using forward prices and fair value quotes with the offset to other comprehensive income, net of hedge ineffectiveness. Gains and losses from other comprehensive income are reclassified to earnings when the related hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The cash flow impact of our derivatives is included in the same category on the accompanying Condensed Consolidated Statement of Cash Flows (Unaudited) as the cash flows of the item being hedged.
     A net loss of $2.1 million related to the effective portion of outstanding foreign exchange contracts designated as cash flow hedges was recognized in the “Accumulated other comprehensive income (loss)” line item on the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of April 3, 2009. Net losses of $2.4 million and $6.8 million, for the quarter and three quarters ended April 3, 2009, respectively, were reclassified from the line item “Accumulated other comprehensive income (loss)” on the accompanying Condensed Consolidated Balance Sheet (Unaudited) to the line item “Cost of product sales and services” line item on the accompanying Condensed Consolidated Statement of Income (Unaudited). As of April 3, 2009, we estimated that a pre-tax loss of $2.5 million would be reclassified into net income from comprehensive income within the next 12 months related to these cash flow hedges. The amount of gains or losses included in our net income related to the ineffective portion of our cash flow hedges for the quarter and three quarters ended April 3, 2009 was not material.
     Credit Risk
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
     See Note M — Fair Value Measurements in these Notes to Condensed Consolidated Financial Statements (Unaudited) for the amount of the assets and liabilities related to these foreign exchange contracts on the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of April 3, 2009, and see Note C — Comprehensive Income and Accumulated Other Comprehensive Income (Loss) in these Notes to Condensed Consolidated Financial Statements (Unaudited) for additional information on changes in other comprehensive income (loss) for the quarter and three quarters ended April 3, 2009.

Note O — Business Segments
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
     We are structured primarily around the products and services we sell and the markets we serve. Our RF Communications segment is a global supplier of highly secure radio communications products and systems for defense and government operations and performs advanced research, primarily for the U.S. Department of Defense (“DoD”) and for international customers in government, defense and peacekeeping organizations in more than 100 countries. Our Government Communications Systems segment designs, develops and supplies state-of-the-art communications and information networks and equipment; develops integrated intelligence, surveillance and reconnaissance solutions; develops, designs and supports information systems for image and other data collection, processing, analysis, interpretation, display, storage and retrieval; offers enterprise IT and communications engineering, operations and support services; and conducts advanced research studies, primarily for the DoD, a diversified group of other U.S. Government agencies, state government agencies and other aerospace and defense companies. Our Broadcast Communications segment serves the global digital and analog media markets, providing infrastructure and networking products and solutions, media and workflow solutions, and television and radio transmission equipment and systems. Our Harris Stratex Networks segment offers reliable, flexible, scalable and cost-efficient wireless transmission network solutions, including microwave radio systems and network management software, which are backed by comprehensive services and support, primarily to mobile and fixed telephone service providers, private network operators, government agencies, transportation and utility companies, public safety agencies and broadcast system operators. Within each of our business segments, there are multiple program areas and product lines that aggregate into our four business segments described above.
     The accounting policies of our operating segments are the same as those described in Note 1: “Significant Accounting Policies” in our Fiscal 2008 Form 10-K, as updated by our Form 8-K Recast. We evaluate each segment’s performance based on its “operating income (loss),” which we define as profit or loss from operations before income taxes and minority interest excluding interest income and expense, royalties and related intellectual property expenses, equity income and gains or losses from securities and other investments. Intersegment sales among our RF Communications, Government Communications Systems and Broadcast Communications segments are transferred at cost to the buying segment and the sourcing segment recognizes a normal profit that is eliminated. Intersegment sales between our Harris Stratex Networks segment and any of our RF Communications, Government Communications Systems and Broadcast Communications segments are recorded as arms length transactions. The “Corporate eliminations” line item in the tables below represents the elimination of intersegment sales and their related profits, including transactions involving our Harris Stratex Networks segment. The “Unallocated Corporate expense” line item in the tables below represents the portion of corporate expenses not allocated to the business segments.
     Total assets by business segment are summarized below:

	April 3,	June 27,
	2009	2008
	(In millions)
Total Assets
RF Communications	$484.1	$412.3
Government Communications Systems	1,427.0	1,302.3
Broadcast Communications	1,289.0	1,404.4
Harris Stratex Networks	487.3	875.2
Corporate	644.6	633.3

	$4,332.0	$4,627.5

     Segment revenue, segment operating income (loss) and a reconciliation of segment operating income (loss) to total income before income taxes and minority interest follow:

	Quarter Ended		Three Quarters Ended
	April 3,	March 28,	April 3,	March 28,
	2009	2008	2009	2008
	(In millions)
Revenue
RF Communications	$439.1	$391.9	$1,292.5	$1,065.5
Government Communications Systems	648.7	608.2	2,005.8	1,836.8
Broadcast Communications	132.2	158.6	453.4	468.9
Harris Stratex Networks	158.1	178.2	544.8	531.6
Corporate eliminations	(16.4)	(7.3)	(43.7)	(25.0)

	$1,361.7	$1,329.6	$4,252.8	$3,877.8

Income Before Income Taxes and Minority Interest
Segment Operating Income (Loss):
RF Communications	$151.3	$141.4	$437.5	$376.4
Government Communications Systems (1)	73.9	21.4	225.4	152.5
Broadcast Communications	1.9	7.1	19.2	25.7
Harris Stratex Networks (2)	(34.1)	9.2	(317.7)	7.4
Unallocated Corporate expense	(18.8)	(18.2)	(56.8)	(55.2)
Corporate eliminations	(4.9)	(1.6)	(14.7)	(4.3)
Non-operating income (loss) (3)	6.6	2.8	(2.2)	8.7
Net interest expense	(12.6)	(12.0)	(37.3)	(37.3)

	$163.3	$150.1	$253.4	$473.9

(1)	The operating income in our Government Communications Systems segment in the three quarters ended April 3, 2009 included $17.6 million ($10.9 million after-tax, or $.08 per diluted share) of charges for schedule and cost overruns on commercial satellite reflector programs. The operating income in our Government Communications Systems segment in the quarter and three quarters ended March 28, 2008 included $46.8 million ($29.0 million after-tax, or $.21 per diluted share) and $70.4 million ($43.6 million after-tax, or $.32 per diluted share), respectively, of charges for schedule and cost overruns on commercial satellite reflector programs.

(2)	The operating loss in our Harris Stratex Networks segment in the quarter and three quarters ended April 3, 2009 included $32.7 million of charges ($29.3 million of which were non-cash), primarily related to inventory and fixed assets, resulting from an acceleration towards a common IP-based technology platform and a $2.4 million charge for the write-off of in-process research and development associated with Harris Stratex Networks’ acquisition of Telsima Corporation (“Telsima”). The operating loss in our Harris Stratex Networks segment in the three quarters ended April 3, 2009 also included a $301.0 million ($182.5 million after tax and minority interest, or $1.37 per diluted share) charge for impairment of goodwill and other indefinite-lived intangible assets, as well as charges of $4.9 million associated with cost-reduction actions. The operating income in our Harris Stratex Networks segment in the quarter and three quarters ended March 28, 2008 included $1.5 million and $21.9 million, respectively, of integration costs and the impact of a step up in fixed assets related to the combination with Stratex.

(3)	“Non-operating income (loss)” includes equity investment income (loss), royalties and related intellectual property expenses, gains and losses on sales of investments and securities available-for-sale, impairments of investments and securities available-for-sale, and mark-to-market adjustments of derivatives. Additional information regarding non-operating income (loss) is set forth in Note J — Non-Operating Income (Loss) in these Notes to Condensed Consolidated Financial Statements (Unaudited).

Note P — Subsequent Event
     On April 16, 2009, we announced a definitive agreement to acquire the Tyco Electronics Wireless Systems business (formerly known as M/A-COM), an established provider of mission-critical wireless communications systems for law enforcement, fire and rescue, and public service organizations. Tyco Electronics Wireless Systems, a business segment of Tyco Electronics Ltd., was formed in 1999 and grew through the acquisition of ComNet Ericsson in 2001 to create Tyco Electronics Wireless Systems (“Wireless Systems”). Wireless Systems is headquartered in Lowell, Massachusetts, with product development and manufacturing facilities in Lynchburg, Virginia, and has approximately 1,150 employees, including 500 engineers and scientists. Principal end-markets for the business include public safety and public service, federal government, transit and transportation, and utilities. End-to-end solutions include network systems and software solutions; mobile and portable radio equipment; broadband WiMAX products for high speed-data applications; and operations, service and maintenance. The business is a key player in the wireless communications standards process, successfully driving its products to open standards in both U.S. and international markets, including the next-generation digital APCO P25 standard. Wireless Systems will operate as the Public Satefy business unit under our RF Communications segment.
     Under the definitive agreement, we will purchase substantially all of the assets of Wireless Systems for $675 million in cash, subject to post-closing adjustments, and will assume liabilities primarily related to Wireless Systems, with certain exceptions. The goodwill arising on completion of the acquisition will be an allowable tax expense with a current net present value of $60 million, resulting in an effective purchase price of $615 million. The transaction excludes the State of New York wireless network contract awarded to Wireless Systems in December 2004. Wireless Systems’ revenue for its fiscal year ending September 26, 2008 was $463 million. We expect to finance the acquisition with a combination of existing cash balances, borrowings available under our 2008 Credit Agreement and long-term debt. The acquisition, which is subject to customary regulatory reviews and closing conditions, is expected to close by the end of June 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Harris Corporation
     We have reviewed the condensed consolidated balance sheet of Harris Corporation and subsidiaries as of April 3, 2009, and the related condensed consolidated statements of income for the quarter and three quarters ended April 3, 2009 and March 28, 2008, and the condensed consolidated statements of cash flows for the three quarters ended April 3, 2009 and March 28, 2008. These financial statements are the responsibility of the Company’s management.
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
     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Harris Corporation and subsidiaries as of June 27, 2008, and the related consolidated statements of income, cash flows, and comprehensive income and shareholders’ equity for the year then ended, not presented herein, and in our report dated August 22, 2008 (except Note 8 and Note 23, as to which the date is March 17, 2009), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 27, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Certified Public Accountants

West Palm Beach, Florida
May 8, 2009

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist in an understanding of Harris. MD&A is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes to Condensed Consolidated Financial Statements (Unaudited) (“Notes”) appearing elsewhere in this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements and MD&A included in our Fiscal 2008 Form 10-K and to our Form 8-K Recast, which updates our historical business segment information contained in our Fiscal 2008 Form 10-K to reflect a change in organizational structure and segment reporting effective for fiscal 2009. Except for the historical information contained herein, the discussions in MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in MD&A under “Forward-Looking Statements and Factors that May Affect Future Results.”
     The following is a list of the sections of MD&A, together with our perspective on the contents of these sections of MD&A, which we hope will make reading these pages more productive:
•	Results of Operations — an analysis of our consolidated results of operations and of the results in each of our four operating segments, to the extent the operating segment results are helpful to an understanding of our business as a whole, for the periods presented in our Condensed Consolidated Financial Statements (Unaudited).

•	Liquidity and Capital Resources — an analysis of cash flows, common stock repurchases, dividend policy, capital structure and resources, off-balance sheet arrangements and commercial commitments and contractual obligations.

•	Critical Accounting Policies and Estimates — information about accounting policies that require critical judgments and estimates and about accounting pronouncements that have been issued but not yet implemented by us and their potential impact.

•	Forward-Looking Statements and Factors that May Affect Future Results — cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.
RESULTS OF OPERATIONS
Highlights
     Operations results for the third quarter of fiscal 2009 include:
•	Net income increased from $108.0 million, or $.78 per diluted share, in the third quarter of fiscal 2008 to $114.2 million, or $.86 per diluted share, in the third quarter of fiscal 2009;

•	Revenue increased 2.4 percent from $1,329.6 million in the third quarter of fiscal 2008 to $1,361.7 million in the third quarter of fiscal 2009;

•	Our RF Communications segment revenue increased 12.0 percent to $439.1 million and operating income increased 7.0 percent to $151.3 million in the third quarter of fiscal 2009 compared with the third quarter of fiscal 2008;

•	Our Government Communications Systems segment revenue increased 6.7 percent to $648.7 million in the third quarter of fiscal 2009 compared with the third quarter of fiscal 2008, and operating income increased to $73.9 million in the third quarter of fiscal 2009 compared with $21.4 million in the third quarter of fiscal 2008. Government Communications Systems segment operating income included $46.8 million of charges for schedule and cost overruns on commercial satellite reflector programs in the third quarter of fiscal 2008;

•	Our Broadcast Communications segment revenue decreased 16.6 percent from $158.6 million in the third quarter of fiscal 2008 to $132.2 million in the third quarter of fiscal 2009, and operating income decreased from $7.1 million in the third quarter of fiscal 2008 to $1.9 million in the third quarter of fiscal 2009;

•	Our Harris Stratex Networks segment revenue decreased 11.3 percent to $158.1 million in the third quarter of fiscal 2009 compared with the third quarter of fiscal 2008, while there was an operating loss of $34.1 million in the third quarter of fiscal 2009 compared with operating income of $9.2 million in the third quarter of fiscal 2008. The operating loss in the third quarter of fiscal 2009 included $32.7 million of charges, primarily related to inventory and fixed assets, resulting from an acceleration towards a common IP-based technology platform and a $2.4 million charge for the write-off of in-process research and development associated with Harris Stratex Networks’ acquisition of Telsima;

•	On March 31, 2009, we announced a spin-off to our shareholders of all the shares we own of Harris Stratex Networks. The distribution of our ownership of approximately 56 percent of the outstanding shares of Harris Stratex Networks will take place in the form of a taxable pro rata dividend of our shares of Harris Stratex Networks payable on May 27, 2009 to our shareholders of record at the close of business on May 13, 2009. In accordance with Statement 144, we will report the current and all prior period financial results of Harris Stratex Networks as discontinued operations beginning in the fourth quarter of fiscal 2009, the quarter in which the May 27, 2009 Distribution Date will occur; and

•	Net cash provided by operating activities was $404.5 million in the first three quarters of fiscal 2009 compared with $358.0 million in the first three quarters of fiscal 2008.
Consolidated Results of Operations
Revenue and Net Income

	Quarter Ended			Three Quarters Ended
	April 3,	March 28,	%	April 3,	March 28,	%
	2009	2008	Inc/(Dec)	2009	2008	Inc/(Dec)
	(In millions, except per share amounts and percentages)
Revenue	$1,361.7	$1,329.6	2.4%	$4,252.8	$3,877.8	9.7%
Net income	$114.2	$108.0	5.7%	$194.3	$322.5	(39.8)%
% of revenue	8.4%	8.1%		4.6%	8.3%
Net income per diluted common share	$.86	$.78	10.3%	$1.46	$2.35	(37.9)%
     Third Quarter 2009 Compared With Third Quarter 2008: Revenue in the third quarter of fiscal 2009 was $1,361.7 million, an increase of 2.4 percent compared with the third quarter of fiscal 2008. The increase in revenue was led by 12.0 percent and 6.7 percent revenue increases in our RF Communications and Government Communications Systems segments, respectively. Our RF Communications segment revenue benefited from continued strength in international markets, while our Government Communications Systems segment revenue benefited from new program wins. Revenue was lower by 16.6 percent and 11.3 percent in our Broadcast Communications and Harris Stratex Networks segments, respectively, reflecting lower demand primarily due to the global recession and delays in capital spending by customers.
     Net income in the third quarter of fiscal 2009 was $114.2 million, or $.86 per diluted share, compared with net income of $108.0 million, or $.78 per diluted share, in the third quarter of fiscal 2008. Our RF Communications segment operating income increased by 7.0 percent in the third quarter of fiscal 2009 compared with the third quarter of fiscal 2008, reflecting continued strength in international sales. Our Government Communications Systems segment operating income increased from $21.4 million in the third quarter of fiscal 2008 to $73.9 million in the third quarter of fiscal 2009, primarily due to $46.8 million of charges for schedule and cost overruns on commercial satellite reflector programs in the third quarter of fiscal 2008. Operating income in our Broadcast Communications segment decreased from $7.1 million in the third quarter of fiscal 2008 to $1.9 million in the third quarter of fiscal 2009 as a result of lower revenue, partially offset by the benefit from cost-reduction actions. Our Harris Stratex Networks segment had an operating loss of $34.1 million in the third quarter of fiscal 2009 compared with operating income of $9.2 million in the third quarter of fiscal 2008, primarily due to $32.7 million of charges, primarily related to inventory and fixed assets, resulting from an acceleration towards a common IP-based technology platform and a $2.4 million charge for the write-off of in-process research and development associated with Harris Stratex Networks’ acquisition of Telsima. We had non-operating income of $6.6 million in the third quarter of fiscal 2009, primarily due to a $7.5 million gain recorded on the sale of non-strategic patents, compared with non-operating income of $2.8 million in the third quarter of fiscal 2008, primarily due to a $2.7 million gain on the sale of a portion of our investment in AuthenTec, Inc. (“AuthenTec”).

     First Three Quarters 2009 Compared With First Three Quarters 2008: Our revenue for the first three quarters of fiscal 2009 was $4,252.8 million, an increase of 9.7 percent compared with the first three quarters of fiscal 2008. The reasons for the increase in revenue are essentially the same as those noted above regarding the third quarter of fiscal 2009. Additionally, revenue for the first three quarters of fiscal 2009 benefited from our Government Communications Systems segment’s Field Data Collection Automation (“FDCA”) program for the U.S. Census Bureau for the 2010 census.
     Net income for the first three quarters of fiscal 2009 was $194.3 million, or $1.46 per diluted share, compared with $322.5 million, or $2.35 per diluted share, for the first three quarters of fiscal 2008. The decrease in net income and net income per diluted share primarily resulted from the $301.0 million charge in our Harris Stratex Networks segment for impairment of goodwill and other indefinite-lived intangible assets, recorded in the second quarter of fiscal 2009, partially offset by the impacts in the third quarter of fiscal 2009 as noted above. Additionally, in our Government Communications Systems segment, the impact of charges for schedule and cost overruns on commercial satellite reflector programs was significantly lower in the first three quarters of fiscal 2009 compared with the first three quarters of fiscal 2008.
     See the “Discussion of Business Segment Results of Operations” section of this MD&A for further information.
Gross Margin

	Quarter Ended			Three Quarters Ended
	April 3,	March 28,	%	April 3,	March 28,	%
	2009	2008	Inc/(Dec)	2009	2008	Inc/(Dec)
	(In millions, except percentages)
Revenue	$1,361.7	$1,329.6	2.4%	$4,252.8	$3,877.8	9.7%
Cost of product sales and services	(952.3)	(933.9)	2.0%	(2,941.9)	(2,691.7)	9.3%
Gross margin	$409.4	$395.7	3.5%	$1,310.9	$1,186.1	10.5%
% of revenue	30.1%	29.8%		30.8%	30.6%
     Third Quarter 2009 Compared With Third Quarter 2008: Our gross margin (revenue less cost of product sales and services) as a percentage of revenue was 30.1 percent in the third quarter of fiscal 2009 compared with 29.8 percent in the third quarter of fiscal 2008. The increase in gross margin as a percentage of revenue was primarily due to an increase in the gross margin percentage in our Government Communications Systems segment due to lower charges for schedule and cost overruns on commercial satellite reflector programs incurred in the third quarter of fiscal 2009 compared with the third quarter of fiscal 2008, partially offset by $29.8 million of charges, primarily related to inventory and fixed assets, in our Harris Stratex Networks segment, resulting from an acceleration towards a common IP-based technology platform and a decline in gross margin as a percentage of revenue in our RF Communications segment.
     First Three Quarters 2009 Compared With First Three Quarters 2008: Our gross margin as a percentage of revenue was 30.8 percent in the first three quarters of fiscal 2009 compared with 30.6 percent in the first three quarters of fiscal 2008. The reasons for the slight increase in gross margin as a percentage of revenue are primarily the same as those noted above regarding the third quarter of fiscal 2009, as well as revenue growth in our higher-margin RF Communications segment.
     See the “Discussion of Business Segment Results of Operations” section of this MD&A for further information.
Engineering, Selling and Administrative Expenses

	Quarter Ended			Three Quarters Ended
	April 3,	March 28,	%	April 3,	March 28,	%
	2009	2008	Inc/(Dec)	2009	2008	Inc/(Dec)
	(In millions, except percentages)
Engineering, selling and administrative expenses	$240.1	$236.4	1.6%	$717.0	$683.6	4.9%
% of revenue	17.6%	17.8%		16.9%	17.6%
     Third Quarter 2009 Compared With Third Quarter 2008: Our engineering, selling and administrative expenses increased to $240.1 million in the third quarter of fiscal 2009 from $236.4 million in the third quarter of fiscal 2008. As a percentage of revenue, these expenses were essentially flat at 17.6 percent in the third quarter of fiscal 2009 compared with 17.8 percent in the third quarter of fiscal 2008. The overall increase in engineering, selling and administrative expenses was primarily due to higher sales and marketing expenses in our RF Communications segment associated with our tactical radio systems products and higher operating expenses in our Harris Stratex Networks segment as a result of an increase in the bad debt provision, expenses associated with Harris Stratex Networks’ acquisition of Telsima and $2.9 million of charges related to an acceleration towards a common IP-based technology platform. Engineering, selling and administrative expenses in the third quarter of fiscal 2009 benefited from cost-reduction actions and a reclassification of state income taxes to engineering, selling and administrative expenses in our Government Communications Systems segment in the third quarter of fiscal 2008. See the “Income Taxes” section of this MD&A for further information.

     First Three Quarters 2009 Compared With First Three Quarters 2008: Our engineering, selling and administrative expenses increased to $717.0 million in the first three quarters of fiscal 2009 from $683.6 million in the first three quarters of fiscal 2008. As a percentage of revenue, these expenses decreased to 16.9 percent in the first three quarters of fiscal 2009 from 17.6 percent in the first three quarters of fiscal 2008. The decrease in engineering, selling and administrative expenses as a percentage of revenue was primarily due to 9.7 percent revenue growth, cost-reduction actions and $18.9 million of integration and transaction-related costs we incurred during the first three quarters of fiscal 2008 associated with the Multimax Incorporated and Zandar Technologies plc acquisitions and the combination with Stratex. The overall increase in engineering, selling and administrative expenses was primarily due to the reasons noted above regarding the third quarter of fiscal 2009.
     See the “Discussion of Business Segment Results of Operations” section of this MD&A for further information.
Non-Operating Income (Loss)

	Quarter Ended			Three Quarters Ended
	April 3,	March 28,	%	April 3,	March 28,	%
	2009	2008	Inc/(Dec)	2009	2008	Inc/(Dec)
	(In millions, except percentages)
Non-operating income (loss)	$6.6	$2.8	135.7%	$(2.2)	$8.7	*

*	Not meaningful
     Third Quarter 2009 Compared With Third Quarter 2008: We had non-operating income of $6.6 million in the third quarter of fiscal 2009 compared with non-operating income of $2.8 million in the third quarter of fiscal 2008. The non-operating income in the third quarter of fiscal 2009 was primarily due to a $7.5 million gain on the sale of non-strategic patents. The non-operating income in the third quarter of fiscal 2008 was primarily due to a $2.7 million gain on the sale of a portion of our investment in AuthenTec. See Note J — Non-Operating Income (Loss) and footnote 3 of Note O — Business Segments in the Notes for further information.
     First Three Quarters 2009 Compared With First Three Quarters 2008: We had a non-operating loss of $2.2 million for the first three quarters of fiscal 2009 compared with non-operating income of $8.7 million for the first three quarters of fiscal 2008. The non-operating loss for the first three quarters of fiscal 2009 was primarily due to a $7.6 million write-down of our investment in AuthenTec, recorded in the first quarter of fiscal 2009, to reflect an other-than-temporary impairment, partially offset by a $7.5 million gain on the sale of non-strategic patents in the third quarter of fiscal 2009. Non-operating income for the first three quarters of fiscal 2008 included gains of $2.1 million and $2.7 million on the sale of a portion of our investment in AuthenTec, recorded in the first and third quarters of fiscal 2008, respectively, and a $5.6 million gain, recorded in the second quarter of fiscal 2008, related to a mark-to-market adjustment of warrants we held to acquire shares of AuthenTec, which were classified as derivatives. See Note J — Non-Operating Income (Loss) and footnote 3 of Note O — Business Segments in the Notes for further information.
Interest Income and Interest Expense

	Quarter Ended			Three Quarters Ended
	April 3,	March 28,	%	April 3,	March 28,	%
	2009	2008	Inc/(Dec)	2009	2008	Inc/(Dec)
	(In millions, except percentages)
Interest income	$0.8	$1.9	(57.9)%	$3.7	$5.5	(32.7)%
Interest expense	(13.4)	(13.9)	(3.6)%	(41.0)	(42.8)	(4.2)%
     Third Quarter 2009 Compared With Third Quarter 2008: Our interest income decreased to $0.8 million in the third quarter of fiscal 2009 from $1.9 million in the third quarter of fiscal 2008. Our interest expense decreased to $13.4 million in the third quarter of fiscal 2009 from $13.9 million in the third quarter of fiscal 2008. The decrease in our interest income was due to lower interest rates earned on average balances of cash, cash equivalents and short-term investments. The decrease in our interest expense was primarily due to lower average debt balances.

     First Three Quarters 2009 Compared With First Three Quarters 2008: Our interest income decreased to $3.7 million in the first three quarters of fiscal 2009 from $5.5 million in the first three quarters of fiscal 2008. Our interest expense decreased to $41.0 million in the first three quarters of fiscal 2009 from $42.8 million in the first three quarters of fiscal 2008. Our interest income decreased for the same reason as noted above regarding the third quarter of fiscal 2009. Our interest expense decreased due to the conversion or redemption, during the first quarter of fiscal 2008, of $150 million in aggregate principal amount of 3.5% Convertible Debentures, partially offset by the increased interest expense associated with the issuance, in December 2007, of $400 million in aggregate principal amount of 5.95% Notes due December 1, 2017, which replaced lower interest rate commercial paper.
Income Taxes

	Quarter Ended			Three Quarters Ended
	April 3,	March 28,	%	April 3,	March 28,	%
	2009	2008	Inc/(Dec)	2009	2008	Inc/(Dec)
	(In millions, except percentages)
Income taxes	$65.8	$38.9	69.2%	$214.2	$149.0	43.8%
Effective tax rate	40.3%	25.9%		84.5%	31.4%
     Third Quarter 2009 Compared With Third Quarter 2008: Our effective tax rate (income taxes as a percentage of income before income taxes and minority interest) was 40.3 percent in the third quarter of fiscal 2009 compared with 25.9 percent in the third quarter of fiscal 2008. In the third quarter of fiscal 2009, our effective tax rate was higher than the U.S. statutory income tax rate primarily due to expenses incurred by our Harris Stratex Networks segment in jurisdictions in which we have existing tax loss carryforwards and thus are unable to record tax deductions for those otherwise deductible expenses. This was partially offset by a $6.5 million favorable impact from the settlement of the U.S. Federal income tax audit of fiscal 2007. In the third quarter of fiscal 2008, our effective tax rate was lower than the U.S. statutory income tax rate because of an $11 million favorable impact from the settlement of U.S. Federal income tax audits for fiscal years 2004 through 2006. Additionally, in the third quarter of fiscal 2008 we began recording state income taxes in our Condensed Consolidated Statement of Income (Unaudited) as engineering, selling and administrative expenses to the extent such state taxes are reimbursed. Under U.S. Government regulations, these state income taxes are allowable costs in establishing prices for the products and services we sell to the U.S. Government. Prior to the third quarter of fiscal 2008, these state income taxes were recorded in our Condensed Consolidated Statement of Income (Unaudited) as income taxes. The reimbursement of these state income taxes is recorded in our Condensed Consolidated Statement of Income (Unaudited) as revenue for all periods presented. As a result of this change we reduced tax expense by $5 million in the third quarter of fiscal 2008.
     First Three Quarters 2009 Compared With First Three Quarters 2008: Our effective tax rate was 84.5 percent in the first three quarters of fiscal 2009 compared with 31.4 percent in the first three quarters of fiscal 2008. In the first three quarters of fiscal 2009, our effective tax rate was higher than the U.S. statutory income tax rate primarily due to charges recorded in the second quarter of fiscal 2009 in our Harris Stratex Networks segment of $301.0 million for impairment of goodwill and other intangible assets, which is all nondeductible for tax purposes, and $22.1 million for the increase in the valuation allowance for certain deferred tax assets. Separately, legislative action during the second quarter of fiscal 2009 restored the U.S. Federal income tax credit for research and development expenses, and as a result we recorded a $5.0 million tax benefit in the second quarter of fiscal 2009 relating to prior periods. We also recorded a $3.7 million state tax benefit in the second quarter of fiscal 2009 related to the filing of our fiscal 2007 tax returns. Finally, the items noted above in the discussion of the third quarter of fiscal 2009 also impacted the total for the first three quarters of fiscal 2009. In the first three quarters of fiscal 2008, our effective tax rate was lower than the U.S. statutory income tax rate primarily because of the items noted above regarding the third quarter of fiscal 2008 and the impact of foreign tax credits in the second quarter of fiscal 2008.
Discussion of Business Segment Results of Operations
     As discussed in Note O — Business Segments in the Notes, effective upon the commencement of fiscal 2009, we changed our segment reporting. Our RF Communications business (part of our Defense Communications and Electronics segment for fiscal 2008) is reported as its own separate segment, and our Defense Programs business (the other part of our Defense Communications and Electronics segment for fiscal 2008) is reported as part of our Government Communications Systems segment. Our Broadcast Communications and Harris Stratex Networks segments did not change as a result of the adjustments to our segment reporting structure. The historical results, discussion and presentation of our business segments as set forth in this Quarterly Report on Form 10-Q reflect the impact of these changes for all periods presented. There is no impact on our previously reported consolidated statements of income, balance sheets or statements of cash flows resulting from this change.

RF Communications Segment

	Quarter Ended			Three Quarters Ended
	April 3,	March 28,	%	April 3,	March 28,	%
	2009	2008	Inc/(Dec)	2009	2008	Inc/(Dec)
	(In millions, except percentages)
Revenue	$439.1	$391.9	12.0%	$1,292.5	$1,065.5	21.3%
Segment operating income	151.3	141.4	7.0%	437.5	376.4	16.2%
% of revenue	34.5%	36.1%		33.8%	35.3%
     Third Quarter 2009 Compared With Third Quarter 2008: RF Communications segment revenue increased 12.0 percent and operating income increased 7.0 percent in the third quarter of fiscal 2009 from the third quarter of fiscal 2008. Operating margins in the third quarter of fiscal 2009 were 34.5 percent of revenue compared with 36.1 percent of revenue in the third quarter of fiscal 2008.
     Revenue growth in the third quarter of fiscal 2009 compared with the third quarter of fiscal 2008 was driven by significantly higher international sales, which represented 43 percent of total segment revenue in the third quarter of fiscal 2009, compared with 27 percent of total segment revenue for all of fiscal 2008. Revenue in the U.S. market remained strong in the third quarter of fiscal 2009, but declined compared with the prior-year quarter. Significant deliveries in the third quarter of fiscal 2009 were made to Norway, Pakistan, the Philippines, Hungary, Belgium, Iraq, Kyrgyzstan, the Czech Republic, Armenia, Canada, Ukraine and Afghanistan. In the U.S. market, significant deliveries in the third quarter of fiscal 2009 were made to the U.S. Army, Marine Corps and Air Force.
     The outlook for our RF Communications segment has been reduced as a result of a combination of factors, including the delay of two significant orders. We expected a $250 million order in fiscal 2009 from the Iraq Ministry of Defence for HF radios, which is now expected to be received in smaller increments over several years. Also expected in fiscal 2009 was a $500 million ceiling Indefinite Delivery/Indefinite Quantity (“IDIQ”) contract from the U.S. Army for the purpose of procuring Falcon II® AN/PRC-117F and the new Falcon III® AN/PRC-117G multiband radios (“117Gs”). The IDIQ was awarded to us in the third quarter of fiscal 2009, with an initial $148 million order for 117Gs. Subsequently, it was determined by the Army that this IDIQ contract could not be used to procure 117G radios, and the order was cancelled. This decision may result in significant delays in 117G orders.
     In addition, pressure on DoD budgets caused by the global economic crisis and deficit spending, as well as the lack of clarity surrounding funding priorities within the new presidential administration, are slowing DoD procurements for many defense products and systems, including tactical radios for modernization programs. For us, the slower procurement environment has been compounded by reduced urgency for radio systems to support operational requirements in Iraq, which has been only partially offset by additional requirements for Afghanistan.
     In the international market, demand remains robust and is expected to continue to drive significant international revenue growth. Communications modernization and standardization programs by U.S. allies are expected to continue. We provide Falcon® tactical radios to more than 100 countries.
     We believe, in spite of the near-term decline, longer-term growth prospects for the segment remain very positive in both U.S. and international markets. Our RF Communications segment is expected to benefit from positive long-term market trends, a very strong competitive position and an industry-leading new product portfolio. For example, the Falcon III manpack radio is the first Joint Tactical Radio Systems (“JTRS”)-approved tactical radio system that provides wideband mobile ad-hoc networked communications. The radio has been fielded by all services of the DoD and several international allies. The radio supports secure, high-bandwidth communications on-the-move, delivering an evolving picture of the battlefield in real time.
     In the third quarter of fiscal 2009, we continued to expand our addressable markets through our international integrated communications systems offering. We received a $46 million order in the third quarter of fiscal 2009 from the government of the United Arab Emirates for an integrated communications system incorporating Falcon II radios, Falcon III high-capacity data radios (“HCDRs”), tactical broadband global area network (“BGAN”) satellite communications terminals and command and control capabilities. Significant international orders in the third quarter of fiscal of 2009 were also received from Poland and Hungary.
     New orders in the U.S. in the third quarter of fiscal 2009 reflected the progress we are making with our customers to field larger quantities of our new JTRS-approved Falcon III radios that provide multimission capability and new capabilities such as wideband networking for high-bandwidth communications on-the-move. In the third quarter of fiscal 2009, the U.S. Air Force placed an $18 million order for the new Falcon III 117G wideband networking radio, which includes a Remote Operated Video Enhanced Receiver (“ROVER”) interoperable mode that provides battlefield airmen the ability to receive live video directly from unmanned aerial vehicles (“UAVs”). Also in the third quarter of fiscal 2009, over $60 million in orders for Falcon III multiband handheld and vehicular radios were received from multiple DoD customers.

     On April 16, 2009, we announced a definitive agreement to acquire the Tyco Electronics Wireless Systems business (formerly known as M/A-COM), an established provider of mission-critical wireless communications systems for law enforcement, fire and rescue, and public service organizations. Wireless Systems had revenue of $463 million for its fiscal year ending September 26, 2008, and addresses a growing $9 billion global market for public safety communications. The acquisition is expected to close by the end of June 2009. Wireless Systems will operate as the Public Safety business unit under our RF Communications segment.
     First Three Quarters 2009 Compared With First Three Quarters 2008: RF Communications segment revenue increased 21.3 percent and operating income increased 16.2 percent in the first three quarters of fiscal 2009 from the first three quarters of fiscal 2008. The reasons for these revenue and operating income increases are primarily the same as those noted above regarding the third quarter of fiscal 2009.
Government Communications Systems Segment

	Quarter Ended			Three Quarters Ended
	April 3,	March 28,	%	April 3,	March 28,	%
	2009	2008	Inc/(Dec)	2009	2008	Inc/(Dec)
	(In millions, except percentages)
Revenue	$648.7	$608.2	6.7%	$2,005.8	$1,836.8	9.2%
Segment operating income	73.9	21.4	245.3%	225.4	152.5	47.8%
% of revenue	11.4%	3.5%		11.2%	8.3%
     Third Quarter 2009 Compared With Third Quarter 2008: Government Communications Systems segment revenue increased 6.7 percent and operating income increased 245.3 percent in the third quarter of fiscal 2009 from the third quarter of fiscal 2008. Operating margin was 11.4 percent of revenue in the third quarter of fiscal 2009 compared with 3.5 percent of revenue in the third quarter of fiscal 2008. The increase in operating margin was primarily due to $46.8 million of charges for schedule and cost overruns on commercial satellite reflector programs in the third quarter of fiscal 2008. There were no charges for schedule and cost overruns on commercial satellite reflector programs recorded in the third quarter of fiscal 2009. Seven of the ten commercial reflectors under contract have now been shipped to customers.
     Revenue in the third quarter of fiscal 2009 compared with the third quarter of fiscal 2008 increased in all four of the segment’s businesses: Defense Programs, National Intelligence Programs, Civil Programs and IT Services. Revenue growth in the third quarter of fiscal 2009 was primarily driven by: the FAA Telecommunications Infrastructure (“FTI”) program, which has expanded to include the FTI Microwave program in Alaska; a number of classified programs; the Global Geospatial Intelligence (“GGI”) program for the National Geospatial-Intelligence Agency; sales of surveillance equipment from our Wireless Products Group (“WPG”); the U.S. Navy Commercial Broadband Satellite Program; and the Navy/Marine Corps Intranet (“NMCI”) IT services program.
     The ramping-up of several recent contract awards in the segment’s new Healthcare Solutions business also contributed to higher revenue in the third quarter of fiscal 2009, including a significant multi-million-dollar, ten-year contract with Health First, Inc., a Florida-based healthcare provider. We will provide network management and IT services for Health First, Inc.’s enterprise-wide operations. The contract includes software and hardware support, 24/7 network operations center, help desk, training and network security services. Also, we have joined forces with a business unit of Siemens Healthcare to provide solutions critical for Picture Archiving and Communications Systems (“PACS”) that support business continuity during the recovery from natural and man-made disasters.
     Following the close of the third quarter of fiscal 2009, we were awarded a 10-year contract, potentially worth $600 million, for the U.S. Army Modernization of Enterprise Terminals (“MET”) program. The new satellite communications terminals will represent the worldwide backbone for high-priority military communications and missile defense systems and support Internet Protocol (“IP”) and Dedicated Circuit Connectivity within the Global Information Grid (“GIG”), providing critical reach-back capability for the warfighter.
     On April 16, 2009, we announced our acquisition of Crucial Security, Inc., a Washington, D.C.-area provider of mission-enabling engineering solutions that address both offensive and defensive IT security challenges for Federal law enforcement and other U.S. Government agencies. The acquisition expands our capabilities and customer footprint in the cyber security market.

     First Three Quarters 2009 Compared With First Three Quarters 2008: Government Communications Systems segment revenue increased 9.2 percent and operating income increased 47.8 percent in the first three quarters of fiscal 2009 from the first three quarters of fiscal 2008. The reasons for the increases in revenue and operating income are primarily the same as those noted above regarding the third quarter of fiscal 2009. Additionally, operating income included $17.6 million and $23.6 million of charges for schedule and cost overruns on commercial satellite reflector programs incurred in the first two quarters of fiscal 2009 and fiscal 2008, respectively.
Broadcast Communications Segment

	Quarter Ended			Three Quarters Ended
	April 3,	March 28,	%	April 3,	March 28,	%
	2009	2008	Inc/(Dec)	2009	2008	Inc/(Dec)
	(In millions, except percentages)
Revenue	$132.2	$158.6	(16.6)%	$453.4	$468.9	(3.3)%
Segment operating income	1.9	7.1	(73.2)%	19.2	25.7	(25.3)%
% of revenue	1.4%	4.5%		4.2%	5.5%
     Third Quarter 2009 Compared With Third Quarter 2008: Broadcast Communications segment revenue decreased 16.6 percent in the third quarter of fiscal 2009 from the third quarter of fiscal 2008. Segment operating income was $1.9 million in the third quarter of fiscal 2009 compared with $7.1 million in the third quarter of fiscal 2008. The global recession and postponement of capital projects further weakened demand. However, the impact of lower revenue on operating performance in the third quarter of fiscal 2009 was mitigated by ongoing cost-reduction actions.
     Revenue in the third quarter of fiscal 2009 compared with the third quarter of fiscal 2008 declined in both U.S. and international markets and was lower primarily as a result of declining sales in Infrastructure and Networking Solutions where the impact of the global market softness was most significant. Transmission Systems sales were modestly lower compared with the prior-year quarter as a result of softness in the global radio market. Media and Workflow sales were flat compared with the prior-year quarter, with weakness in sales of U.S. and international traffic systems offset by higher sales of media server products.
     At the recent National Association of Broadcasters show in Las Vegas, we made several announcements related to important new growth initiatives for the segment. We will begin a field trial with McDonald’s in May 2009 to launch the fast food chain’s unique, branded TV channel. The field trial includes 20 restaurants around the U.S. and will feature Harris Digital Signage™ solutions to manage, monitor and play out digital broadcast-quality video content for the McDonald’s Channel. The systems will be designed and managed through a collaborative effort between our Broadcast Communications segment and the IT Services business within our Government Communications Systems segment.
     We have also signed with the National Basketball Association Orlando Magic to create an innovative advanced media workflow in the team’s new arena that will be completed in 2010. The in-arena network will combine Internet Protocol Television (“IPTV”) and digital signage and will be built around file-based workflows that merge broadcast technology with IT infrastructure. The systems will be designed and managed by our Broadcast Communications segment and the IT Services business within our Government Communications Systems segment.
     First Three Quarters 2009 Compared With First Three Quarters 2008: Broadcast Communications segment revenue decreased 3.3 percent in the first three quarters of fiscal 2009 from the first three quarters of fiscal 2008. Segment operating income decreased 25.3 percent in the first three quarters of fiscal 2009 from the first three quarters of fiscal 2008. The reasons for these decreases are primarily the same as those noted above for the third quarter of fiscal 2009. Segment operating income also included $4.0 million of charges associated with cost-reduction actions incurred in the first quarter of fiscal 2009.

Harris Stratex Networks Segment

	Quarter Ended			Three Quarters Ended
	April 3,	March 28,	%	April 3,	March 28,	%
	2009	2008	Inc/(Dec)	2009	2008	Inc/(Dec)
	(In millions, except percentages)
Revenue	$158.1	$178.2	(11.3)%	$544.8	$531.6	2.5%
Segment operating income	(34.1)	9.2	*	(317.7)	7.4	*
% of revenue	(21.6)%	5.2%		(58.3)%	1.4%
Minority interest in Harris Stratex Networks	$16.7	$(3.2)	*	$155.1	$(2.4)	*

*	Not meaningful
     Third Quarter 2009 Compared With Third Quarter 2008: Harris Stratex Networks segment revenue decreased 11.3 percent in the third quarter of fiscal 2009 from the third quarter of fiscal 2008, reflecting lower demand due to the global recession and delays in capital spending by customers. The segment had an operating loss of $34.1 million in the third quarter of fiscal 2009 compared with operating income of $9.2 million in the third quarter of fiscal 2008. The operating loss in the third quarter of fiscal 2009 included $32.7 million of charges, primarily related to inventory and fixed assets, resulting from an acceleration towards a common IP-based technology platform and a $2.4 million charge for the write-off of in-process research and development associated with Harris Stratex Networks’ acquisition of Telsima. Operating income in the third quarter of fiscal 2008 included $1.5 million of integration costs and the impact of a step up in fixed assets associated with the combination with Stratex.
     On March 31, 2009 we announced a spin-off to our shareholders of all the shares we own of Harris Stratex Networks. The distribution of our ownership of approximately 56 percent of the outstanding shares of Harris Stratex Networks will take place in the form of a taxable pro rata dividend of our shares of Harris Stratex Networks payable on May 27, 2009 to our shareholders of record at the close of business on May 13, 2009.
     First Three Quarters 2009 Compared With First Three Quarters 2008: Harris Stratex Networks segment revenue increased 2.5 percent during the first three quarters of fiscal 2009 compared with the first three quarters of fiscal 2008. The segment had an operating loss of $317.7 million during the first three quarters of fiscal 2009 compared with operating income of $7.4 million during the first three quarters of fiscal 2008. The increase in revenue during the first three quarters of fiscal 2009 compared with the first three quarters of fiscal 2008 was muted by the weakness in revenue during the third quarter of fiscal 2009 for the reasons noted above. The primary reasons for the decrease in operating income during the first three quarters of fiscal 2009 compared with the first three quarters of fiscal 2008 were a $301.0 million charge for impairment of goodwill and other indefinite-lived intangible assets, recorded in the second quarter of fiscal 2009, and the impacts noted above to operating income in the third quarter of fiscal 2009.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Three Quarters Ended
	April 3,	March 28,
	2009	2008
	(In millions)
Net cash provided by operating activities	$404.5	$358.0
Net cash used in investing activities	(103.5)	(97.6)
Net cash used in financing activities	(206.7)	(338.9)
Effect of exchange rate changes on cash and cash equivalents	(12.3)	2.1

Net increase (decrease) in cash and cash equivalents	$82.0	$(76.4)

     Cash and Cash Equivalents: Our cash and cash equivalents increased $82.0 million from $370.0 million at the end of fiscal 2008 to $452.0 million at the end of the third quarter of fiscal 2009. The increase was primarily due to $404.5 million of net cash provided by operating activities, partially offset by $206.7 million of net cash used in financing activities and $103.5 million of net cash used in investing activities. We own approximately 56 percent of Harris Stratex Networks, which had a cash balance of $115.6 million included in our consolidated cash and cash equivalents balance of $452.0 million at April 3, 2009. The $115.6 million balance is available only for Harris Stratex Networks’ general corporate purposes.

     Our financial position remained strong at April 3, 2009. We ended the third quarter with cash and cash equivalents and short-term investments of $452.6 million in aggregate; we have no long-term debt maturing until fiscal 2016; we have a five-year, senior unsecured $750 million revolving credit facility that expires in September 2013; and we do not have any material defined benefit pension plan obligations.
     We currently believe that existing cash, funds generated from operations, our credit facilities and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures and repurchases under our share repurchase program for the next 12 months and the foreseeable future. We anticipate tax payments over the next three years to be approximately equal to our tax expense during the same period. We anticipate that our fiscal 2009 and 2010 cash outlays may include strategic acquisitions. Other than those cash outlays noted in the “Commercial Commitments and Contractual Obligations” discussion below in this MD&A, capital expenditures, potential acquisitions (including our pending acquisition of the Wireless Systems business of Tyco Electronics Ltd. announced on April 16, 2009) and repurchases under our share repurchase program, no other material cash outlays are anticipated during the remainder of fiscal 2009 and thereafter.
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
     Net cash provided by operating activities: Our net cash provided by operating activities was $404.5 million in the first three quarters of fiscal 2009 compared with $358.0 million in the first three quarters of fiscal 2008. All of our segments had positive cash flow in the first three quarters of fiscal 2009. The increase in cash flow was led by our RF Communications segment, primarily as a result of the segment’s higher operating income.
     Net cash used in investing activities: Our net cash used in investing activities was $103.5 million in the first three quarters of fiscal 2009 compared with net cash used in investing activities of $97.6 million in the first three quarters of fiscal 2008. Net cash used in investing activities in the first three quarters of fiscal 2009 was primarily due to $78.4 million of property, plant and equipment additions, $18.5 million of capitalized software additions and $9.1 million of cash paid for acquired businesses. Net cash used in investing activities in the first three quarters of fiscal 2008 was primarily due to $84.2 million of property, plant and equipment additions, $24.7 million of capitalized software additions and $12.8 million of cash paid for acquired businesses. This was partially offset by net proceeds of $24.1 million from the sale of securities and short-term investments available-for-sale. Our total capital expenditures, including capitalized software, in fiscal 2009 are expected to be between $140 million and $150 million.
     Net cash used in financing activities: Our net cash used in financing activities was $206.7 million in the first three quarters of fiscal 2009 compared with net cash used in financing activities of $338.9 million in the first three quarters of fiscal 2008. Net cash used in financing activities in the first three quarters of fiscal 2009 was primarily due to $132.2 million used for the repurchase of shares of our common stock and $80.1 million used to pay cash dividends, partially offset by proceeds of $7.6 million from the exercise of employee stock options. Net cash used in financing activities in the first three quarters of fiscal 2008 was primarily due to $209.3 million used for the repurchase of shares of our common stock, $91.1 million used for net repayments of borrowings and $61.3 million used to pay cash dividends, partially offset by proceeds of $31.6 million from the exercise of employee stock options.
Common Stock Repurchases
     During the third quarter of fiscal 2009, we used $50 million to repurchase 1,251,509 shares of our common stock under our repurchase program at an average price per share of $39.95, including commissions. During the third quarter of fiscal 2008, we used $100 million to repurchase 1,839,796 shares of our common stock under our repurchase program at an average price per share of $54.35, including commissions. During the first three quarters of fiscal 2009, we used $125 million to repurchase 2,722,438 shares of our common stock under our repurchase program at an average price per share of $45.91, including commissions. During the first three quarters of fiscal 2008, we used $200 million to repurchase 3,507,154 shares of our common stock under our repurchase program at an average price per share of $57.01, including commissions. In the third quarter of fiscal 2009 and third quarter of fiscal 2008, $0.2 million and $0.3 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. In the first three quarters of fiscal 2009 and first three quarters of fiscal 2008, $7.3 million and $9.3 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares repurchased by us are cancelled and retired.

     On February 27, 2009, our Board of Directors approved a new $600 million share repurchase program (the “2009 Repurchase Program”). The new 2009 Repurchase Program is in addition to our previous share repurchase authorization (the “2007 Repurchase Program”), which had a remaining authorization of approximately $50 million at February 27, 2009. As of April 3, 2009, we have a remaining authorization to repurchase approximately $650 million in shares of our common stock on a combined basis under our 2007 Repurchase Program and our new 2009 Repurchase Program. Neither our 2007 Repurchase Program nor our new 2009 Repurchase Program has a stated expiration date. Additional information regarding share repurchases during the third quarter of fiscal 2009 and our repurchase programs is set forth in this Quarterly Report on Form 10-Q under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
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
Capital Structure and Resources
     On September 10, 2008, we entered into the 2008 Credit Agreement with a syndicate of lenders. The 2008 Credit Agreement provides for the extension of credit to us in the form of revolving loans, including swingline loans, and letters of credit at any time and from time to time during the term of the 2008 Credit Agreement, in an aggregate principal amount at any time outstanding not to exceed $750 million for both revolving loans and letters of credit, with a sub-limit of $50 million for swingline loans and $125 million for letters of credit. This $750 million credit facility replaces our prior $500 million credit facility established pursuant to the five-year, senior unsecured revolving credit agreement we entered into on March 31, 2005 with a syndicate of lenders. The 2008 Credit Agreement includes a provision pursuant to which, from time to time, we may request that the lenders in their discretion increase the maximum amount of commitments under the 2008 Credit Agreement by an amount not to exceed $500 million. Only consenting lenders (including new lenders reasonably acceptable to the administrative agent) will participate in any such increase. In no event will the maximum amount of credit extensions available under the 2008 Credit Agreement exceed $1.25 billion. The 2008 Credit Agreement may be used for working capital and other general corporate purposes (excluding hostile acquisitions) and to support any commercial paper that we may issue. Borrowings under the 2008 Credit Agreement may be denominated in U.S. Dollars, Euros, Sterling and any other currency acceptable to the administrative agent and the lenders, with a non-U.S. currency sub-limit of $150 million. We may designate certain wholly-owned subsidiaries as borrowers under the 2008 Credit Agreement, and the obligations of any such subsidiary borrower must be guaranteed by Harris Corporation. We also may designate certain subsidiaries as unrestricted subsidiaries, which means certain of the covenants and representations in the 2008 Credit Agreement do not apply to such subsidiaries. Harris Stratex Networks and its subsidiaries are unrestricted subsidiaries under the 2008 Credit Agreement.
     At our election, borrowings under the 2008 Credit Agreement denominated in U.S. Dollars will bear interest either at LIBOR plus an applicable margin or at the base rate plus an applicable margin. The interest rate margin over LIBOR, initially set at 0.50 percent, may increase (to a maximum amount of 1.725 percent) or decrease (to a minimum of 0.385 percent) based on changes in our Senior Debt Ratings and on the degree of Utilization. The base rate is a fluctuating rate equal to the higher of the federal funds rate plus 0.50 percent or SunTrust Bank’s publicly announced prime lending rate for U.S. Dollars. The interest rate margin over the base rate is 0.00 percent, but if our Senior Debt Ratings fall to “BB+/Ba1” or below, then the interest rate margin over the base rate will increase to either 0.225 percent or 0.725 percent based on Utilization. Borrowings under the 2008 Credit Agreement denominated in a currency other than U.S. Dollars will bear interest at LIBOR plus the applicable interest rate margin over LIBOR described above. Letter of credit fees are also determined based on our Senior Debt Ratings and Utilization.

     The 2008 Credit Agreement contains certain covenants, including covenants limiting: certain liens on our assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and certain investments in unrestricted subsidiaries. The 2008 Credit Agreement also requires that we not permit our ratio of consolidated total indebtedness to total capital, each as defined, to be greater than 0.60 to 1.00 and not permit our ratio of consolidated EBITDA to consolidated net interest expense, each as defined, to be less than 3.00 to 1.00 (measured on the last day of each fiscal quarter for the rolling four-quarter period then ending). The 2008 Credit Agreement contains certain events of default, including: failure to make payments; failure to perform or observe terms, covenants and agreements; material inaccuracy of any representation or warranty; payment default under other indebtedness with a principal amount in excess of $75 million or acceleration of such indebtedness; occurrence of one or more final judgments or orders for the payment of money in excess of $75 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $75 million; any bankruptcy or insolvency; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the 2008 Credit Agreement are due and mature on September 10, 2013, unless the commitments are terminated earlier either at our request or if certain events of default occur. At April 3, 2009, we had no borrowings outstanding under the 2008 Credit Agreement.
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
     Our existing universal shelf registration statement expired in March 2009. We expect to file with the SEC a new automatically effective, universal shelf registration statement related to the potential future issuance of an indeterminate amount of securities, including debt securities, preferred stock, common stock, fractional interests in preferred stock represented by depositary shares and warrants to purchase debt securities, preferred stock or common stock.

     Prior to the combination with Stratex, Stratex was a party to the Harris Stratex Networks Credit Facility with Silicon Valley Bank, and following the combination, Stratex (now named “Harris Stratex Networks Operating Corporation” and a wholly-owned subsidiary of Harris Stratex Networks), remained a party to the Harris Stratex Networks Credit Facility with Silicon Valley Bank. As discussed below, the Harris Stratex Networks Credit Facility (also referred to as the Terminated Facility) was terminated and replaced in the first quarter of our fiscal 2009. Harris and its subsidiaries (other than Harris Stratex Networks Operating Corporation) are not and were not parties to, obligated under or guarantors of the Terminated Facility. Indebtedness under the Terminated Facility is reflected as of June 27, 2008 in our Condensed Consolidated Balance Sheet as a result of the consolidation of Harris Stratex Networks. The Terminated Facility allowed for revolving credit borrowings of up to $50 million. As of June 27, 2008, the balance of the term loan portion of the Terminated Facility was $8.7 million (of which $5.0 million was recorded in the current portion of long-term debt at June 27, 2008) and there was $8.6 million in outstanding standby letters of credit.
     On June 30, 2008, in the first quarter of our fiscal 2009, the Terminated Facility was terminated and replaced with the New Harris Stratex Networks Credit Facility as of that date with Silicon Valley Bank and Bank of America, N.A. Harris and its subsidiaries (other than Harris Stratex Networks and certain of its subsidiaries) are not parties to, obligated under or guarantors of the New Harris Stratex Networks Credit Facility. The balance of the term loan portion of the Terminated Facility of $8.7 million was repaid in full with the proceeds of a $10 million borrowing under the New Harris Stratex Networks Credit Facility. The standby letters of credit outstanding under the Terminated Facility as of the termination date remained as an obligation to Silicon Valley Bank, and $5.1 million of such standby letters of credit were still outstanding as of April 3, 2009. The New Harris Stratex Networks Credit Facility provides for an initial committed amount of $70 million with an uncommitted option for an additional $50 million available with the same or additional lenders. The New Harris Stratex Networks Credit Facility has an initial term of three years and provides for (1) demand borrowings (with no stated maturity date) with an interest rate of the greater of Bank of America’s prime rate and the federal funds rate plus 0.5 percent, (2) fixed term Eurodollar loans up to six months or more as agreed with the lenders with an interest rate of LIBOR plus a spread of between 1.25 percent to 2.00 percent based on the current leverage ratio of Harris Stratex Networks and its consolidated subsidiaries, and (3) the issuance of standby or commercial letters of credit. The New Harris Stratex Networks Credit Facility contains a minimum liquidity ratio covenant and a maximum leverage ratio covenant and is unsecured. At April 3, 2009, Harris Stratex Networks had $10.0 million of borrowings and $8.7 million of standby letters of credit outstanding under the New Harris Stratex Networks Credit Facility.
     We have uncommitted short-term lines of credit from various international banks. These lines provide for borrowings at various interest rates, typically may be terminated upon notice, may be used on such terms as mutually agreed to by the banks and us, and are reviewed annually for renewal or modification. These lines do not require compensating balances. We also have a short-term commercial paper program in place, which we may utilize to satisfy short-term cash requirements and which is supported by our 2008 Credit Agreement. There were no borrowings outstanding under the commercial paper program at April 3, 2009.
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

     Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of April 3, 2009, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our results of operations, cash flows or financial position. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, cash flows or financial position.
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
Commercial Commitments and Contractual Obligations
     The amounts disclosed in our Fiscal 2008 Form 10-K include our commercial commitments and contractual obligations. During the quarter ended April 3, 2009, other than the aforementioned pending acquisition of the Wireless Systems business of Tyco Electronics Ltd., and the now completed acquisition of Crucial Security, Inc., which were both announced on April 16, 2009 and have a purchase price of approximately $708 million on a combined basis, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding letters of credit, guarantees and other arrangements as disclosed in our Fiscal 2008 Form 10-K.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1: “Significant Accounting Policies” in our Notes to Consolidated Financial Statements included in our Fiscal 2008 Form 10-K, as updated by our Form 8-K Recast. Critical accounting policies and estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies and estimates for us include: (i) revenue recognition on development and production contracts and contract estimates, (ii) provisions for excess and obsolete inventory losses, (iii) impairment testing of goodwill and other intangible assets, (iv) income taxes and tax valuation allowances, and (v) assumptions used to record stock option and share-based compensation. For additional discussion of our critical accounting policies and estimates, see our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2008 Form 10-K, as updated by our Form 8-K Recast.
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
     Foreign Exchange and Currency: We use foreign exchange contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for our foreign currency derivatives held at April 3, 2009 would have an impact of approximately $5.5 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note N — Derivative Instruments and Hedging Activities in the Notes for additional information.
     Interest Rates: As of April 3, 2009, we have debt obligations subject to interest rate risk. Because the interest rates on our long-term debt obligations are fixed, and because our long-term debt is not putable (redeemable at the option of the holders of the debt prior to maturity), the interest rate risk associated with this debt on our results of operations is not material. We have a short-term variable-rate commercial paper program in place, which we may utilize to satisfy short-term cash requirements. The interest rate risk associated with our commercial paper is not material as these borrowings are only for short periods until refinanced by fixed-rate long-term debt or paid off using operating cash flows. There can be no assurances that interest rates will not change significantly or have a material effect on our income or cash flows over the next twelve months.
Item 4. Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage those entities, our controls and procedures with respect to those entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries. As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal quarter ended April 3, 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our senior management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of the fiscal quarter ended April 3, 2009 our disclosure controls and procedures were effective.

     (b) Changes in internal control: We periodically review our system of internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we periodically review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of acquired business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties, and adding additional monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 3, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     (c) Events Relating to Harris Stratex Networks: During the first quarter of fiscal 2009, our majority-owned publicly-traded subsidiary, Harris Stratex Networks, restated its financial statements for the first three fiscal quarters of its fiscal 2008 (the quarters ended March 28, 2008, December 28, 2007 and September 28, 2007) and for its fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005 due to accounting errors. Harris Stratex Networks reported that as a result of such accounting errors, as of June 27, 2008, there were material weaknesses in its disclosure controls and procedures and in its system of internal control over financial reporting that led to the need to restate its financial statements. These events relating to Harris Stratex Networks were considered in our evaluation of our internal control over financial reporting, and our management concluded that we maintained effective disclosure controls and procedures as of the end of the third quarter of fiscal 2009 and effective internal control over financial reporting as of the end of the third quarter of fiscal 2009. We have been advised by Harris Stratex Networks management that they anticipate that all material weaknesses that were identified in Harris Stratex Networks’ system of internal control over financial reporting will be remediated by the end of fiscal 2009. We will continue to evaluate whether the above events relating to Harris Stratex Networks will require any change in fiscal 2009 to our disclosure controls and procedures or our internal control over financial reporting.
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
Item 1A. Risk Factors.
     Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, cash flows and financial position set forth under Item 1A. “Risk Factors” in our Fiscal 2008 Form 10-K and Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009. We do not believe that there have been any material changes to the risk factors previously disclosed in our Fiscal 2008 Form 10-K and our Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem not to be material may also impair our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
     During the third quarter of fiscal 2009, we repurchased 1,251,509 shares of our common stock under our repurchase program at an average price per share of $39.93, excluding commissions. During the third quarter of fiscal 2008, we repurchased 1,839,796 shares of our common stock under our repurchase program at an average price per share of $54.32, excluding commissions. The level of our repurchases depends on a number of factors, including our financial position, capital requirements, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at the discretion of management and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired. The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended April 3, 2009:

				Maximum approximate
				dollar value of
				shares that
			Total number of shares	may yet be
			purchased as part of	purchased under
	Total number of	Average price paid	publicly announced	the plans or
Period*	shares purchased	per share	plans or programs (1)	programs (1)
Month No. 1
(January 3, 2009-January 30, 2009)
Repurchase Programs (1)	None	n/a	None	$100,311,802
Employee Transactions (2)	800	$41.54	n/a	n/a
Month No. 2
(January 31, 2009-February 27, 2009)
Repurchase Programs (1)	1,251,509	$39.93	1,251,509	$50,343,215
Employee Transactions (2)	3,074	$42.34	n/a	n/a
Month No. 3
(February 28, 2009-April 3, 2009)
Repurchase Programs (1)	None	n/a	None	$650,343,215
Employee Transactions (2)	2,726	$31.24	n/a	n/a

Total	1,258,109	$39.91	1,251,509	$650,343,215

*	Periods represent our fiscal months.

(1)	On May 1, 2007, we announced that on April 27, 2007, our Board of Directors approved the 2007 Repurchase Program authorizing us to repurchase up to $600 million of our stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. The 2007 Repurchase Program does not have a stated expiration date. The 2007 Repurchase Program has a remaining authorization of $50,343,215 at April 3, 2009. On March 2, 2009, we announced that on February 27, 2009, our Board of Directors approved the 2009 Repurchase Program authorizing us to repurchase up to an additional $600 million of our stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. The 2009 Repurchase Program does not have a stated expiration date. The approximate dollar amount of our stock that may yet be purchased on a combined basis under our 2007 Repurchase Program and our new 2009 Repurchase Program as of April 3, 2009 is $650,343,215 (as reflected in the table above). Our 2007 Repurchase Program has resulted, and on a combined basis our 2007 Repurchase Program and our new 2009 Repurchase Program are expected to continue to result, in repurchases in excess of offsetting the dilutive effect of shares issued under our share-based incentive plans. However, the level of our repurchases depends on a number of factors, including our financial position, capital requirements, results of operations, future business prospects and other factors our Board of Directors may deem relevant. As a matter of policy, we do not repurchase shares during the period beginning on the 15th day of the third month of a fiscal quarter and ending two days following the public release of earnings and financial results for such fiscal quarter.

(2)	Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised stock options, (b) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance shares or restricted shares which vested during the quarter, (c) performance or restricted shares returned to us upon retirement or employment termination of employees or (d) shares of our common stock purchased by the trustee of the Harris Corporation Master Rabbi Trust at our direction to fund obligations under our deferred compensation plans. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.

Sales of Unregistered Securities
     During the third quarter of fiscal 2009, we did not issue or sell any unregistered equity securities.
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

HARRIS CORPORATION (Registrant)
Date: May 12, 2009	By:	/s/ Gary L. McArthur
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