Form 10-K
period 2009-07-03
HARRIS CORP /DE/
filed 2009-08-31
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 3, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ✓   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ✓	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No ✓

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $5,416,808,799 (based upon the quoted closing sale price per share of the stock on the New York Stock Exchange) on the last business day of the registrant’s most recently completed second fiscal quarter (January 2, 2009). For purposes of this calculation, the registrant has assumed that its directors and executive officers as of January 2, 2009 are affiliates.

The number of outstanding shares of the registrant’s common stock as of August 28, 2009 was 131,069,790.

Documents Incorporated by Reference:

Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders scheduled to be held on October 23, 2009, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended July 3, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

HARRIS CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JULY 3, 2009

Exhibits

This Annual Report on Form 10-K contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries. HD Radio® is a registered trademark of iBiquity Digital Corporation LLC. All other trademarks are the property of their respective owners.

Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this “Report”), including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed in or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including statements concerning: our plans, strategies and objectives for future operations; new products, services or developments; future economic conditions, performance or outlook; the outcome of contingencies; the potential level of share repurchases; the value of our contract awards and programs; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Report and are not guarantees of future performance or actual results. Factors that might cause our results to differ materially from those expressed in or implied by these forward-looking statements include, but are not limited to, those discussed in “Item 1A. Risk Factors” of this Report. All forward-looking statements are qualified by, and should be read in conjunction with, those risk factors. Forward-looking statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we undertake no obligation, other than imposed by law, to update forward-looking statements to reflect further developments or information obtained after the date of filing of this Report or, in the case of any document incorporated by reference, the date of that document, and disclaim any obligation to do so.

PART I

ITEM 1.	BUSINESS.

HARRIS
Harris Corporation, together with its subsidiaries, is an international communications and information technology company serving government and commercial markets in more than 150 countries. We are dedicated to developing best-in-class assured communications® products, systems and services for global markets, including RF communications, government communications and broadcast communications.

Harris Corporation was incorporated in Delaware in 1926 as the successor to three companies founded in the 1890s. Our principal executive offices are located at 1025 West NASA Boulevard, Melbourne, Florida 32919, and our telephone number is (321) 727-9100. Our common stock is listed on the New York Stock Exchange under the symbol “HRS.” On August 28, 2009, we employed approximately 15,300 people. Unless the context otherwise requires, the terms “we,” “our,” “us,” “Company” and “Harris” as used in this Report refer to Harris Corporation and its subsidiaries.

General
We structure our operations primarily around the products and services we sell and the markets we serve, and we report our financial results in the following three business segments:

•	Our RF Communications segment, comprised of our (i) Tactical Radio Communications and (ii) Public Safety and Professional Communications businesses;
•	Our Government Communications Systems segment, comprised of our (i) Defense Programs, (ii) National Intelligence Programs, (iii) Civil Programs and (iv) IT Services businesses; and
•	Our Broadcast Communications segment, comprised of our (i) Infrastructure and Networking Solutions, (ii) Media and Workflow and (iii) Transmission Systems businesses.

As previously reported and as discussed further in Note 25: Business Segments in the Notes to Consolidated Financial Statements in this Report (the “Notes”), our segment reporting structure for fiscal 2009 reflects that, effective upon the commencement of fiscal 2009, our RF Communications business (part of our Defense Communications and Electronics segment for fiscal 2008) is reported as its own separate segment, and our Defense Programs business (the other part of our Defense Communications and Electronics segment for fiscal 2008) is reported as part of our Government Communications Systems segment. Our Broadcast Communications segment did not change as a result of those adjustments to our segment reporting structure. The historical results, discussion and presentation of our business segments as set forth in this Report reflect the impact of those adjustments to our segment reporting structure for all periods presented in this Report.

Additionally, in the fourth quarter of fiscal 2009, in connection with the May 27, 2009 spin-off (the “Spin-off”) in the form of a taxable pro rata dividend to our shareholders of all the shares of Harris Stratex Networks, Inc. (“HSTX”) common stock owned by us, we eliminated as a reporting segment our former HSTX segment. Accordingly, our historical financial results have been restated to account for HSTX as discontinued operations for all periods presented in this Report, and unless otherwise specified, disclosures in this Report relate solely to our continuing operations. See Note 3: Discontinued Operations in the Notes for additional information regarding discontinued operations.

Financial information with respect to all of our other activities, including corporate costs not allocated to the business segments or discontinued operations, is reported as part of the “Unallocated corporate expense” or “Non-operating income (loss)” line items in our Consolidated Financial Statements.

Recent Acquisitions
Acquisition of Crucial Security, Inc.  On April 15, 2009, we acquired Crucial Security, Inc. (“CSI”), a privately held 110-employee Washington, D.C.-area provider of mission-enabling engineering solutions that address both offensive and defensive information technology (“IT”) security challenges for Federal law enforcement and other U.S. Government agencies. We operate CSI within our Government Communications Systems segment as part of the National Intelligence Programs business. The acquisition expands our capabilities, customer footprint and current initiatives in the cyber security market.

Acquisition of Tyco Electronics Wireless Systems Business.  On May 29, 2009, we acquired substantially all of the assets of the Tyco Electronics wireless systems business (“Wireless Systems”) (formerly known as M/A-COM), an established provider of mission-critical wireless communications systems for law enforcement, fire and rescue, public service, utility and transportation markets. In connection with the acquisition, we assumed liabilities primarily related to Wireless Systems. We did not assume the State of New York wireless network contract awarded to Wireless Systems in December 2004. The purchase price for Wireless Systems was $665 million in cash, subject to further post-closing adjustments. We operate Wireless Systems, which we now call the Public Safety and Professional Communications business, within our RF Communications segment. We believe the acquisition creates a powerful supplier of end-to-end wireless network solutions to the growing $9 billion global land mobile radio systems market and greatly accelerates our entry into that market.

Acquisition of SolaCom Technologies ATC Business.  On June 19, 2009, we acquired the 50-employee Air Traffic Control business unit (“SolaCom ATC”) of SolaCom Technologies Inc., a privately held company headquartered in Gatineau, Quebec, Canada. SolaCom ATC provides voice and data communications systems and solutions for air traffic facilities and radio communications between aircraft in flight and air traffic controllers. These next-generation radio control equipment solutions provide extremely reliable voice switching and conferencing capabilities used by more than 100 customers on six continents. We operate SolaCom ATC within our Government Communications Systems segment as part of the Civil Programs business. We believe the acquisition provides our Civil Programs’ Mission Critical Networks business, a leader in air traffic control communications networks and telecommunications infrastructure, with an immediate ability to address additional segments of the air traffic control voice/data systems market and further positions us to support the anticipated Next Generation Air Transportation System (“NextGen”) program of the Federal Aviation Administration (“FAA”).

Financial Information About Our Business Segments
Financial information with respect to our business segments, including revenue, operating income or loss and total assets, and with respect to our operations outside the United States, is contained in Note 25: Business Segments in the Notes and is incorporated herein by reference.

Description of Business by Segment

RF Communications
RF Communications is a global supplier of secure tactical radio communications and embedded high-grade encryption solutions for military and government organizations and also of secure communications systems and equipment for public safety, utility and transportation markets. RF Communications is comprised of our (i) Tactical Radio Communications and (ii) Public Safety and Professional Communications businesses.

Tactical Radio Communications:  We design, develop and manufacture a comprehensive line of secure radio communications products and systems for manpack, handheld, soldier-worn, vehicular, strategic fixed-site and shipboard applications that operate in various radio frequency bands — high-frequency (“HF”), very high-frequency (“VHF”) and ultra high-frequency (“UHF”) — over satellite communications (“SATCOM”) and in multiband mode.

These radio systems are highly flexible, interoperable and capable of supporting diverse mission requirements. Our Falcon® family of tactical radios is built on a software-defined radio platform that is reprogrammable to add features or software upgrades. Our Falcon radios also have the highest grade embedded encryption and provide highly mobile, secure and reliable network communications capability without relying on a fixed infrastructure. This capability allows warfighters, for example, to remain connected with each other, their command structures and support organizations, and gives them the ability to communicate information and maintain situational awareness of both friendly and opposing forces, which are critical to both the safety and success of their missions.

Unlike many of our competitors in the U.S. Government market, we operate this business on a “commercial” customer and market-driven business model, as opposed to a government programs-driven business model. This means that we anticipate market needs, invest our internal research and development resources to develop products sooner than government-funded programs, build to our internal forecast, and provide ready-to-ship, commercial, off-the-shelf (“COTS”) products to customers more quickly than customers can typically obtain similar products under government-funded programs.

Our Falcon III® family of radios is the next generation of multiband, multi-mission tactical radios, which supports the U.S. military’s Joint Tactical Radio System (“JTRS”) requirements as well as network-centric operations worldwide. Our Falcon III radios address the full range of current mission and interoperability requirements and are fully upgradeable to address changing technical standards and mission requirements of the future. Advances in our Falcon III radios include extended frequency range, significant reductions in weight and size compared with previous generations and programmable encryption. We have shipped more than 75,000 JTRS-approved Falcon III radios.

Our Falcon III multiband handheld radio, the AN/PRC-152(C) (“152C”), is the world’s most widely deployed JTRS-approved software-defined handheld radio and was our first Falcon III radio to be fielded. It has been widely fielded by all branches of the U.S. Department of Defense (“DoD”) and many allies worldwide, and is also used by U.S. Federal agencies. The 152C offers users a wide range of capabilities such as legacy Single Channel Ground and Airborne System (“SINCGARS”) interoperability; UHF ground-to-ground line-of-sight communications; close-air support; tactical SATCOM; and the Association of Public Safety Communications Officials — International (“APCO”) P25 waveform to provide direct communications with first responders. The 152C also serves as the handheld-based transceiver of our Falcon III AN/VRC-110, a high-performance, multiband vehicular system that offers the added feature of easy vehicle dismount — a “grab-and-go” feature that delivers continuous communications when removed from the vehicle, an important capability in urban environments.

Our new Falcon III multiband manpack radio, the AN/PRC-117G (“117G”), is the only JTRS-approved and National Security Agency (“NSA”) Type-1 certified radio providing wideband networking capability. It has been deployed to all branches of the DoD and is enabling the transition to a networked battlefield communications environment. High-bandwidth applications include simultaneous voice, data and streaming video for situational awareness, reconnaissance information and biometrics. The radio delivers Internet Protocol (“IP”) data to the tactical Internet at on-air rates of up to 5 megabits per second. The 117G currently runs our Advanced Networking Wideband Waveform (“ANW2”) and is designed for future upgrade to the Soldier Radio Waveform (“SRW”). Both waveforms provide advanced networking capability to the battlefield. The 117G features an extended frequency range from 30 megahertz to 2 gigahertz and is significantly lighter and consumes less power than previous generations of manpack radios. It is certified by the Joint Interoperability Test Command (“JITC”) as compliant with Demand Assigned Multiple Access (“DAMA”) military standards and is upgradeable to access the Mobile User Objective System (“MUOS”), both of which are used for transmitting high-bandwidth voice and data over tactical military satellites. The 117G includes a Remote Operated Video Enhanced Receiver (“ROVER”) interoperable mode that provides warfighters on the battlefield with the ability to receive live video directly from unmanned aerial vehicles (“UAVs”). This capability allows users to receive a video feed directly from the UAV without an intermediary or having to pass that information from a base station, which enables a dismounted warfighter to carry only one radio in situations where two radios were previously required.

Our cryptographic solutions encompass NSA-certified products and systems that range from single integrated circuits to major communications systems, including our Sierra® and Citadel® embedded encryption solutions and our SecNet 11® and SecNet 54tm IP communications families of communications security (“COMSEC”) terminals.

In the international market, our tactical radios are the standard of NATO and Partnership for Peace countries and are sold to more than 100 countries through our strong international distribution channels consisting of regional sales offices and a broad dealer network. International tactical radio demand is being driven by continuing tactical communications modernization and standardization programs to provide more sophisticated communications capabilities to address traditional and emerging threats and to provide interoperability. In fiscal 2009, we received tactical radio orders from, and/or made deliveries to, a wide range of international customers including Afghanistan, Albania, Algeria, Belgium, Belize, Brunei, Canada, the Czech Republic, Djibouti, Egypt, El Salvador, Estonia, Ethiopia, France, Hungary, Indonesia, Iraq, Kazakhstan, Kenya, Kyrgyzstan, Macedonia, Mexico, Mozambique, Niger, Norway, Pakistan, the Philippines, Poland, the Republic of Georgia, Romania, Saudi Arabia, Singapore, Uganda, Ukraine, the United Arab Emirates and the United Kingdom.

Additionally, we are increasing our focus on providing integrated communications systems for the international market. Our integrated systems offerings are largely based on our products, but include other companies’ products, as well as a wide variety of applications, in order to implement integrated command, control, communications, computers, intelligence, surveillance and reconnaissance (“C4ISR”) systems for many different types of platforms, including command post and transit case systems, vehicular and shelter communications systems and specialized airborne applications, which are frequently used in border security and surveillance systems. For example, we are providing for the United Arab Emirates Ministry of Defense a mobile, airborne and fixed-secure command, control and communications (“C3”) nationwide system with 40 ground sites connected by an IP-based radio communications network, integrating Falcon II® HF, VHF and multiband radios and Falcon III high capacity data radios and tactical broadband global area network (“BGAN”) terminals for SATCOM. We are providing the Pakistan Frontier Corps with a complete turnkey secure, high-speed communications infrastructure system, including Falcon II HF and VHF radios, wideband high capacity line of sight (“HCLOS”) radios and Falcon Watchtm unmanned ground sensors, in fixed, mobile and shelterized installations. In addition, we are providing to Brunei a nationwide complete integrated communications military system covering 18 static sites, 4 repeater sites and 288 vehicle installations, with Falcon II HF and VHF radios and Falcon III secure personal radios.

Public Safety and Professional Communications:  We supply assured communications systems and equipment for public safety, utility and transportation markets, with products ranging from complete end-to-end wireless network infrastructure solutions, including advanced IP voice and data networks, supporting multiple platforms and providing interoperability among disparate systems, to portable and mobile single-band and multiband radios.

We acquired Wireless Systems on May 29, 2009, as described under “Item 1. Business — Recent Acquisitions” of this Report. As a result of that acquisition, we conduct a worldwide wireless network systems business which designs, builds, distributes, maintains and supplies wireless communications systems, including land mobile radio and broadband equipment, systems and networks for the public safety, utility and transportation markets. We offer our Voice, Interoperability, Data and Access (“VIDA”) network solution, which is a unique, cost-effective IP-based network that is flexible, responsive, expandable and easily upgradeable, and which supports a full line of communications systems, including OpenSky, NetworkFirst, P25IP and Enhanced Digital Access Communication System (“EDACS”), allowing seamless interconnection of diverse systems. Our VIDA network solutions currently serve as the backbone in some of the largest and most advanced statewide and regional communications networks in North America, including the Commonwealth of Pennsylvania.

In addition to a full range of single-band land mobile radio terminals from the Wireless Systems acquisition, we offer our multiband portable radio, the Unitytm XG-100. The Unity XG-100 covers all portable land mobile radio frequency bands in a single radio; operates on APCO Digital P25 conventional and trunked systems; is backwards compatible with analog FM systems; and includes advanced capabilities, such as an internal Global Positioning System (“GPS”) receiver for situational awareness, internal secure Bluetooth® wireless technology, and background noise suppression features. Our Unity multiband radio is designed to allow Federal agencies to talk with each other as well as their counterparts at the state and local level, thus providing a significant improvement over most current radio systems for U.S. public safety, which are not interoperable, requiring emergency personnel to carry multiple radios or route transmissions through ad-hoc network bridges, often configured at the time of an emergency, and creating instances where agencies responding to a common incident cannot talk to each other.

Revenue, Operating Income and Backlog:  Revenue for the RF Communications segment increased 17 percent to $1,761 million in fiscal 2009 compared with $1,507 million in fiscal 2008, and was $1,179 million in fiscal 2007. Segment operating income increased 9 percent to $571.5 million in fiscal 2009 compared with $525.5 million in fiscal 2008, and was $403.2 million in fiscal 2007. The RF Communications segment contributed 35 percent of our total revenue in fiscal 2009 compared with 32 percent in fiscal 2008 and 31 percent in fiscal 2007. The percentage of this segment’s revenue that was derived outside of the United States was 39 percent in fiscal 2009 compared with 27 percent in fiscal 2008 and 28 percent in fiscal 2007. U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales through the U.S. Government, whether directly or through prime contractors, accounted for approximately 79 percent of this segment’s total revenue in fiscal 2009 compared with approximately 82 percent in fiscal 2008 and 76 percent in fiscal 2007. For a general description of our U.S. Government contracts and subcontracts, including a discussion of revenue generated from cost-

reimbursement versus fixed-price contracts, see “Item 1. Business — Principal Customers; Government Contracts” of this Report.

In general, this segment’s domestic products are sold and serviced directly to customers through its sales organization and through established distribution channels. Internationally, this segment markets and sells its products and services through regional sales offices and established distribution channels. See “Item 1. Business — International Business” of this Report.

The funded backlog of unfilled orders for this segment was $922 million at July 3, 2009 compared with $982 million at June 27, 2008 and $797 million at June 29, 2007. We expect to fill approximately 67 percent of this funded backlog during fiscal 2010, but we can give no assurance of such fulfillment. Additional information regarding this segment’s funded backlog is provided under “Item 1. Business — Funded and Unfunded Backlog” of this Report. For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business — Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.

Government Communications Systems
Government Communications Systems conducts advanced research studies and produces, integrates and supports highly reliable, net-centric communications and information technology that solve the mission-critical challenges of our defense, intelligence and civilian U.S. Government customers, and is comprised of our (i) Defense Programs, (ii) National Intelligence Programs, (iii) Civil Programs and (iv) IT Services businesses.

Defense Programs:  We develop, supply and integrate communications and information processing products, systems and networks for a diverse base of aerospace, terrestrial and maritime applications supporting DoD missions, and we are committed to delivering leading-edge technologies that support the military’s ongoing transformation to network-centric communications. Our technologies are providing advanced battlespace networking capabilities to assure timely and secure network-centric capabilities across strategic, operational and tactical boundaries in support of the DoD’s full spectrum of warfighting, intelligence and logistics missions. Our major technology capabilities include SATCOM terminals for transportable ground, fixed-site and shipboard applications; flat-panel and phased-array antennas; aviation electronics for military jets and helicopters, including radios, digital maps, modems, sensors, data buses, fiber optics and microelectronics; high-speed data links and data networks for wireless communications and smart weapons; and advanced ground control systems. For example, our mobile ad hoc networking capability allows the military to take its communications infrastructure with it, creating mobile, self-forming and self-healing networks across the battlefield. Our Highband Networking Radiotm (“HNR”), released in fiscal 2007, provides secure, wireless, high-bandwidth (30 megabits per second), on-the-move communications among users of widely dispersed local area networks (“LANs”) by establishing line-of-sight connectivity using a Harris-developed waveform that automatically selects the best communications path available, allowing seamless communication of voice, video and data to all levels of command. We announced in fiscal 2009 that our HNR system was deployed to the U.S. Army 101st Airborne Division (Air Assault) 2nd Brigade Combat Team in Iraq, which was the first combat deployment of the HNR system.

Examples of ongoing programs for us include the following:

•	The F-35 Joint Strike Fighter (“F-35”), F-22 Raptor and F/A-18E/F Super Hornet aircraft platform programs, for which we provide high-performance, advanced avionics such as high-speed fiber optic networking and switching, intra-flight data links, image processing, digital map software and other electronic components, including Multifunction Advanced Data Link (“MADL”) communications subsystems primarily intended for stealth platform air-to-air communications and which allow F-35s to communicate in a stealth fashion with other network nodes without revealing their positions;
•	The Warfighter Information Network-Tactical (“WIN-T”) program for the U.S. Army, for which we are designing and testing the wireless transmission system architecture, applying our proven enabling technologies for wireless on-the-move communications, including phased arrays and high-speed secure wireless network solutions such as our HNR system;
•	The Multiple Launch Rocket System (“MLRS”) Improved Fire Control System (“IFCS”) program for the U.S. Army, for which we provide the launcher interface unit, power switching unit and weapon interface unit;

•	The Multiband Shipboard Satellite Communications Terminal (“MSSCT”) program for the U.S. Navy, for which we are providing wideband SATCOM terminal systems. During fiscal 2009, we were awarded a contract modification, potentially worth $37 million, to supply MSSCTs for the Arleigh Burke class of guided missile destroyers; and
•	The Commercial Broadband Satellite Program (“CBSP”) for the U.S. Navy, for which we supply broadband multiband SATCOM terminals that support essential mission requirements and provide enhanced morale-related communications services such as high-speed Internet access and video communications.

During fiscal 2009, we were awarded a ten-year contract, potentially worth $600 million, for the U.S. Army Modernization of Enterprise Terminals (“MET”) program, under which the next-generation large satellite earth stations we develop will provide the worldwide backbone for high-priority military communications and missile defense systems and support IP and Dedicated Circuit Connectivity within the Global Information Grid (“GIG”), providing critical reach-back capability for the warfighter.

National Intelligence Programs:  A significant portion of this business involves classified programs. While classified programs generally are not discussed in this Report, the operating results relating to classified programs are included in our Consolidated Financial Statements. We believe that the business risks associated with those programs do not differ materially from the business risks of other U.S. Government programs.

We are a major developer, supplier and integrator of communications and information processing products, systems and networks for a diverse base of U.S. Intelligence Community programs, and we support the ongoing transformation of the Intelligence Community into a more collaborative enterprise. Serving primarily national intelligence and security agency customers, including NSA and the National Geospatial-Intelligence Agency (“NGA”), we provide intelligence, surveillance and reconnaissance (“ISR”) solutions that improve situational awareness, data collection accuracy and product analysis by correlating near real-time mission data and intelligence reference data for display and analysis by strategic and tactical planners and decision makers. Our ISR systems help to integrate information across the analyst workflow, accelerating the movement of information that has been collected and processed. We strive to produce innovative ISR solutions that provide our customers with information dominance for battle-space superiority.

For example, our image processing capabilities extend from algorithm development through delivery of operations systems, and we are providing advanced image exploitation and dissemination solutions for ISR applications by advancing image processing, image data fusion, display technologies and digital product generation techniques. Those technologies range from new techniques for merging and displaying imagery to automated techniques for image screening, cueing and remote visualization. Also, our mapping and visualization capabilities provide complete, accurate and timely knowledge about the threat, the terrain, the status and the location of single or multiple foe and friendly forces and their support by utilizing data, pictures, voice and video drawn from vast storage banks or from real-time input which can be transmitted around the world in fractions of a second. In addition, we have industry-leading capabilities in the architecture, design and development of highly specialized satellite antennas, structures, phased arrays and on-board processors, which are used to enable next-generation satellite systems to provide the U.S. military and intelligence communities with strategic and tactical advantages. We are also a leader in the design and development of antenna and reflector technologies for commercial space telecommunications applications. Further, our capabilities include developing and supplying state-of-the-art wireless voice and data products and solutions spanning vehicular, man-portable, airborne, remote/unattended and system-level applications for both passive and active missions, including surveillance and tracking equipment, for the U.S. Intelligence Community and law enforcement community.

During fiscal 2009, we were awarded a number of new contracts and follow-on contracts under classified programs. In fiscal 2009, we also expanded our capabilities, customer footprint and current initiatives in the cyber security market through our April 15, 2009 acquisition of CSI, as described under “Item 1. Business — Recent Acquisitions” of this Report. As an industry-leader in cyber security, we have been using state-of-the-art technology assessment techniques and architecture engineering for decades to define and operate secure networks supporting nationally critical programs. We currently support three of the nation’s largest secure networks: (i) the FAA Telecommunications Infrastructure (“FTI”) program network, (ii) the global communications and information systems (“Patriot” program) network for the National Reconnaissance Office (“NRO”), and (iii) the Navy/Marine Corps Intranet (“NMCI”) program network. Our technology countermeasures and monitoring capabilities proactively safeguard vital information assets supporting the missions of U.S. military, intelligence, transportation and commerce customers. In addition, in the second quarter of fiscal 2009, we signed an agreement with McAfee, Inc., a large dedicated enterprise security technology company, to resell its products and technical services to the U.S. Government.

Civil Programs:  We provide highly reliable, mission-critical communications and information processing systems that meet the most demanding needs of customers in the U.S. civilian Federal market, including the FAA, Census Bureau, National Oceanic and Atmospheric Administration (“NOAA”) and Department of Health and Human Services (“HHS”). We use our ability to implement and manage large, complex programs that integrate secure, advanced communications and information processing technologies in order to improve productivity and information processing and to achieve cost savings for our customers. Our networks and information systems for large-scale, geographically dispersed enterprises offer advanced capabilities for collecting, processing, analyzing, interpreting, displaying, distributing, storing and retrieving data.

For example, we are the prime contractor under a 15-year contract, awarded in July 2002 that is potentially worth $3.5 billion, for the FTI program to integrate, modernize, operate and maintain the communications infrastructure for the U.S. air traffic control system. FTI is a modern, secure and efficient network providing voice, data and video communications deployed at more than 4,500 sites across the U.S., to enhance network efficiency, reliability and security and improve service while reducing operating costs. We designed and deployed the FTI network and it is fully operational. The FTI network consists of the Operations Network, the Mission Support Network and the Satellite Network. The supporting infrastructure includes the Network Operations Control Centers (“NOCCs”) and Security Operations Control Centers (“SOCCs”). The FTI program expanded in the third quarter of fiscal 2009 to include the FTI Microwave program, which will provide replacement of the FAA’s legacy low density radio control link (“LDRCL”) network. Our acquisition of SolaCom ATC on June 19, 2009 as described under “Item 1. Business — Recent Acquisitions” of this Report provides us with an immediate ability to address additional segments of the air traffic control voice/data systems market and further positions us to support the FAA’s anticipated NextGen program.

The U.S. Census Bureau is also a significant customer. Under the Master Address File/Topologically Integrated Geographic Encoding and Referencing Accuracy Improvement Project (“MTAIP”), which was completed in fiscal 2008, we were the prime contractor modernizing two key census databases containing 175 million addresses for all U.S. residences and businesses and a database linking U.S. streets, rivers, railroads and other geographic features to GPS coordinates. The Field Data Collection Automation (“FDCA”) program was awarded to us during fiscal 2006 in support of the 2010 census. We are the prime contractor integrating multiple automated systems, and we also developed a wireless handheld device with integrated GPS and secure communications capabilities designed to enable census takers to input data in real time and securely transmit the information back to the Census Bureau. The FDCA program is nearing completion, and revenue from the program will decline significantly in fiscal 2010.

In the fourth quarter of fiscal 2009, we were awarded a ten-year contract, potentially worth $736 million, to provide a complete, end-to-end solution for NOAA’s Geostationary Operational Environmental Satellite — Series R Ground Segment (“GOES-R GS”) program, under which we will design, develop, deploy and operate the ground segment system, which will receive and process satellite data and generate and distribute weather data to more than 10,000 direct users. We will also provide the command and control of operational satellites under the GOES-R GS program.

In a new growth initiative for us — Healthcare Solutions — we are focusing on delivering standards-based interoperable healthcare solutions for government and commercial clients with security, privacy and patients in control of how their information is shared. For example, we are developing and integrating, under a contract from HHS, an open-source National Health Information Network (“NHIN”) CONNECT Gateway solution designed to enable seamless health information sharing among multiple Federal agencies and regional healthcare providers. We are developing a multi-hospital military health network with image-sharing capabilities under the DoD Military Health System global Healthcare Artifact and Image Management Solution (“HAIMS”) program. We also are providing Health First, Inc. (“Health First”), a Florida-based healthcare provider, with network management and IT services for its enterprise-wide operations under a significant ten-year contract.

IT Services:  We use our engineering and integration expertise to rapidly design, build and support mission-critical communications and IT solutions, as both a prime contractor and a subcontractor, for U.S. Government defense, civilian and national intelligence customers and for commercial customers in cyberspace, healthcare and new media markets. With approximately 3,000 highly specialized, highly trained and appropriately certified employees at approximately 300 locations worldwide, we support large-scale, mission-critical networks, which often require the highest level of availability and security, with technical expertise and strong customer commitment through the full technology lifecycle, including network design, deployment, operations and ongoing support. Our operational footprint in the U.S. offers a physical presence in all 50 states and provides support to more than 9,000 customer sites in the 200 largest cities. Our capabilities and services comprise three main solution areas, namely IT transformation, managed services and information assurance.

Our IT transformation solutions use a holistic approach built on proven methodologies in order to design, implement and manage enterprise-wide architectures that align IT goals with customers’ business and mission goals. Our standards-based, repeatable IT transformation solutions unify, streamline and modernize unwieldy and disparate networks and systems across distributed environments, resulting in highly simplified, flexible, secure and manageable network infrastructures.

Our managed services solutions include outsourced staffing and infrastructure, sustained by comprehensive operations and maintenance offerings, and are based on a flexible, scalable and repeatable service level agreement (“SLA”) performance-driven business model, frequently in a fixed-price environment. Our managed services solutions use an Information Technology Infrastructure Library (“ITIL”)-based best-practices approach for optimizing and supporting IT and communications environments, improving efficiencies, lowering operational costs and allowing customers to focus on mission performance.

Our information assurance solutions include architecture analysis; attack warning and defense; identity management; security assessments; certification and accreditation process support; forensics analysis and vulnerability remediation; system anomaly monitoring, detection and management; and physical security countermeasures. Our information assurance solutions safeguard the confidentiality, integrity and availability of enterprise infrastructures, systems and critical business data over the full IT lifecycle, from infrastructure design to integration and testing to operations and maintenance. Those solutions meet widely used certification and accreditation standards, including the Federal Information Security Management Act (“FISMA”), the National Security Agency/Center Security Services Information System Certification and Accreditation Process (“NISCAP”) and the Department of Defense Information Assurance Certification and Accreditation Process (“DIACAP”).

As examples, for NRO, which designs, builds and operates U.S. reconnaissance satellites, we provide operations, maintenance and support services for its Patriot program network in space and on the ground under a ten-year contract awarded in August 2004, potentially worth $1 billion, in support of NRO’s global analyst community. We are providing the U.S. Navy with comprehensive, end-to-end support for data, video and voice communications for over 700,000 users as a Tier One subcontractor under the NMCI program awarded in October 2000 and potentially worth $1.1 billion. The NMCI program is the largest IT outsourcing managed services contract ever awarded by the U.S. Government. Under a five-year contract awarded by the U.S. Department of State, Bureau of Consular Affairs (the “State 6” program) in August 2008, potentially worth $217 million, we provide IT integration of installation, training, help desk, passport and configuration management services in support of more than 230 U.S. embassies and consulates around the world. We also provide system maintenance and engineering for the Defense Information Systems Agency’s (“DISA”) Crisis Management System, and we provide ongoing mission operations and support services under the FTI program.

Additionally, under the Network and Space Operations and Maintenance (“NSOM”) program contract awarded to us in January 2008 for a six-month base period with six one-year options, potentially worth $410 million in aggregate, we provide operations and maintenance support at locations around the world for the communications functions for the U.S. Air Force 50th Space Wing’s Satellite Control Network (“AFSCN”), a global, continuously operational network of ground stations, operational control nodes and communications links that support launch and command and control of various space programs managed by the DoD and other national security space organizations.

We also have key positions on a number of Indefinite Delivery/Indefinite Quantity (“IDIQ”) contracts. We are a prime contractor under the U.S. Air Force Network Centric Solutions (“NETCENTS”) contract, which provides IT installation, integration and operations and maintenance services for networks and systems and offers IT products for networks. Our NETCENTS task orders include the Maxwell Air Force Base and the Overseas Navy Enterprise Network (“ONE-NET”). We are also a prime contractor under the U.S. Army ITES-2S contract, which provides IT installation, integration, infrastructure and operations and maintenance services for networks and systems. Our ITES-2S task orders include the Fort Bliss Department of Information Management (“DOIM”), the Army G-1 support and the Army.mil website and content support. We are one of 59 prime contractor awardees under the ALLIANT Government-Wide Acquisition Contract (“GWAC”) for the General Services Administration (“GSA”), which is an IT procurement contract broadly accessible to all U.S. Government agencies.

In a new growth initiative for us — Commercial Managed Services — we are providing end-to-end solutions and services across our vertical commercial markets, including cyberspace, healthcare and “new media” broadcast markets. For example, we are providing Health First with managed services for back office infrastructure and networks. We also are collaborating with the Broadcast Communications segment to design and manage systems that manage, monitor and play out video content for a branded TV channel for the McDonald’s fast food chain and systems that combine IP television (“IPTV”) and digital signage and IT infrastructure to create an advanced media workflow for an in-arena network for the Orlando Magic’s new basketball arena, as described in more detail below under “Item 1. Business — Description of Business by Segment — Broadcast Communications” of this Report.

Revenue, Operating Income and Backlog:  Revenue for the Government Communications Systems segment increased 9 percent to $2,710 million in fiscal 2009 compared with $2,478 million in fiscal 2008, and was $1,997 million in fiscal 2007. Segment operating income increased 34 percent to $302.8 million in fiscal 2009 compared with $226.0 million in fiscal 2008, and was $225.6 million in fiscal 2007. This segment contributed 54 percent of our total revenue in fiscal 2009 compared with 54 percent in fiscal 2008 and 53 percent in fiscal 2007. In fiscal 2009, approximately 28 percent of the revenue for this segment was under contracts with prime contractors and approximately 72 percent of revenue was under direct contracts with customers, compared with approximately 26 percent of revenue under contracts with prime contractors and approximately 74 percent of revenue under direct contracts with customers in fiscal 2008 and approximately 29 percent of revenue under contracts with prime contractors and approximately 71 percent of revenue under direct contracts with customers in fiscal 2007. Some of this segment’s more significant programs in fiscal 2009 included the FDCA program, the FTI program, the Patriot program, the NETCENTS program, the NMCI program and various classified programs. The largest program by revenue for fiscal 2009 represented approximately 13 percent of this segment’s revenue in fiscal 2009, compared with approximately 9 percent in fiscal 2008 and approximately 12 percent in fiscal 2007. The 10 largest programs by revenue for fiscal 2009 represented approximately 46 percent of this segment’s revenue in fiscal 2009, approximately 45 percent in fiscal 2008 and approximately 38 percent in fiscal 2007. In fiscal 2009, this segment had a diverse portfolio of over 300 programs. Historically, that diversity has provided a stable backlog and reduced potential risks that come from reductions in funding or changes in customer priorities, and we expect that program diversity will continue to provide similar benefits in the future, although we can give no assurance. In fiscal 2009, U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales through the U.S. Government, whether directly or through prime contractors, accounted for approximately 96 percent of this segment’s total revenue compared with approximately 96 percent in fiscal 2008 and 95 percent in fiscal 2007. For a general description of our U.S. Government contracts and subcontracts, including a discussion of revenue generated from cost-reimbursement versus fixed-price contracts, see “Item 1. Business — Principal Customers; Government Contracts” of this Report.

The funded backlog of unfilled orders for this segment was $398 million at July 3, 2009 compared with $371 million at June 27, 2008 and $372 million at June 29, 2007. Unfunded backlog for this segment was $4,750 million at July 3, 2009 compared with $4,225 million at June 27, 2008 and $4,265 million at June 29, 2007. We expect to fill approximately 95 percent of this funded backlog during fiscal 2010, but we can give no assurance of such fulfillment. Additional information regarding funded and unfunded backlog for this segment is provided under “Item 1. Business — Funded and Unfunded Backlog” of this Report. For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business — Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.

Broadcast Communications
Broadcast Communications supplies technology and service solutions to consumers of rich media, including TV stations and networks and cable, satellite, telecommunications and other media content providers. Recently, our efforts have expanded to include government customers, sports and entertainment organizations, restaurants, casinos and theme parks, that use broadcast and digital signage technologies to drive messaging and advertising to their customers. Those solutions are designed to receive content in any format and then manage, move and reformat that content for any delivery network to any viewing device. Broadcast Communications’ hardware and software products, systems and services offer a comprehensive, single-source approach to delivering interoperable workflow capabilities and solutions spanning the entire broadcast value chain, including content creation, management, distribution and delivery. The Harris ONEtm solution for interoperable workflows that depend on IT-centric systems, integrated infrastructure and enterprise software brings together highly integrated and cost-effective products suited for emerging media business models and for customers upgrading media operations to digital and high definition (“HD”) services from analog and standard definition (“SD”) services. This segment serves the global digital and analog media markets, providing infrastructure and networking products and solutions, media and workflow solutions, and television and radio transmission equipment and systems.

The current trend and future of broadcast media involves digitizing content and transporting it simultaneously over many different networks to many types of devices. The need to create, manage and ultimately deliver digital media content is driving an infrastructure upgrade cycle for the media industry. However, the global recession, particularly the weak economic conditions in North America, has prompted many broadcast and media customers to postpone capital spending projects, and we expect the North America market to remain weak for at least the next several quarters. We also expect the impact of lower revenue on this segment’s operating performance to be mitigated by its ongoing cost-reduction and margin improvement actions. We are supporting customers as they expand services for HD television (“HDTV”), IPTV, video-on-demand and interactive TV. The introduction of several new products has established Broadcast Communications as a provider of end-to-end solutions for the worldwide transition to digital and HD technologies and infrastructure, including three gigabit per second (“3 Gb/s”) solutions for the 1080p HD format.

Infrastructure and Networking Solutions:  Our infrastructure and networking solutions offerings include SD and HD products and systems that enable media companies to streamline workflow from production through transmission. We provide a comprehensive, next-generation portfolio of signal processors, routers, master control and branding systems, network monitoring and control software, and test and measurement instruments that support content throughout the workflow application chain. We also provide advanced multi-image display processors and state-of-the-art broadcast graphics that change the way broadcasters view and manage content and provide broadcasters with options for presenting their brands. We also provide highly differentiated network access and multiplex platforms through our NetVXtm solution, which offers customized integrated management and distribution applications for any content across any connection to support television, government video and public safety applications. Our infrastructure and networking products also include our X85tm up/down/cross converter and frame synchronizer multiple application video and audio processing platform; Opto+tm fiber optic signal processing products offering 3 Gb/s electrical-to-optical and optical-to-electrical conversion capabilities; Platinumtm large router for mixed video and audio signal routing; IconMastertm digital master control system; Videotek® line of precision test and measurement instruments; compact, scalable Predator IItm and larger-format multi-image display processors, or “multiviewers;” and Inscriber® line of graphics and titling products.

Media and Workflow:  Our media and workflow solutions offerings enable customers to manage their digital media workflow through a portfolio of software solutions for advertising, media management (traffic, billing and program scheduling), digital signage, broadband, digital asset management, and play-out automation, and to transition into an IT workflow by using servers to manage content flow, storage and other key facets of an increasingly file-based broadcast environment. We offer modular, standards-based solutions generally with open application programming interfaces (“APIs”) for ease of integration and future scalability. Our media and workflow solutions products include the Harris media software suite, our OSi Traffictm software and our Inveniotm Digital Asset Management solution. The Harris media software suite is a unified system of interoperable broadcast and media applications based on open standards, with a network-, content- and service-agnostic approach, which supports customers’ core services and business operations, makes data exchange and workflow more efficient and facilitates adding services that can lead to new revenue streams. Our products also include our NEXIO AMPtm HD/SD video server advanced media platform, part of our NEXIOtm family of scalable, interoperable video servers; Velocitytm family of editing controllers that employ open standards to accelerate time-to-air and reduce the costs associated with content acquisition, production, distribution and media management; Punctuatetm out-of-home advertising and digital signage traffic, scheduling and ad sales advanced software solution; and Infocaster line of digital signage systems.

Transmission Systems:  We develop, manufacture and supply digital and analog television and radio transmission systems for delivery of rich media over wireless broadcast terrestrial networks on a worldwide basis, including mobile TV applications. We can provide single products or end-to-end systems, including nationwide networks with hundreds of transmitters. Our television and radio transmission systems solutions are scalable to meet the needs of broadcasters of all sizes. We are a leader in television’s transition from analog to digital technology and in technology for the U.S. digital standard known as “ATSC” and the European digital standard “DVB-T.” We continue to play a leading role in assisting local television broadcasters and network operators to implement transmission solutions, including solutions based on ATSC and DVB-T and other digital standards and all major approaches to broadcast mobile TV. In fiscal 2007, we introduced with LG Electronics Inc. the jointly developed Mobile Handheld in-band mobile digital TV system (“M/H”), a new technology capable of providing digital TV (“DTV”) signals and extending over-the-air broadcast TV signals beyond customary TV viewing at home to mobile, pedestrian and other handheld devices (such as mobile phones or laptop computers). Our products also include our Maxivatm line of UHF multimedia transmitters, comprised of our Maxiva ULX Series of liquid-cooled transmitters for high-power UHF multimedia broadcasters and our Maxiva UAX Series of air-cooled, solid-state transmitters for low-power UHF transmission.

We are also a leader in the transition from analog to digital radio. Our product offerings address the U.S. digital standard called “IBOC” (In-Band/On-Channel), which is referred to in the market as “HD Radio®,” as well as international digital standards including “DAB” and “DRM.” Our radio transmission products include our Intraplex® line of audio transport products, including studio-to-transmitter links, and our FLEXSTARtm family, which provides a bandwidth-efficient bitstream so broadcasters can offer supplemental audio and data capability along with the main program stream, offering listeners 5.1 surround sound, on-demand traffic, weather and sports reports, store-and-play capabilities and real-time navigation.

This segment has several new growth initiatives underway. We offer digital transmitters, encoding equipment and the ability to launch new channels with an overall solution consisting of ad sales, automation, servers, master control and branding for mobile TV applications. We are collaborating with the Government Communications Systems segment’s IT Services business to design and manage (i) systems featuring digital signage solutions with IT infrastructure to manage, monitor and play out digital broadcast-quality video content for the McDonald’s fast food chain’s branded TV channel under a field trial including 20 restaurants around the U.S. and (ii) systems that combine IPTV and digital signage solutions that merge broadcast technology with IT infrastructure in order to create an innovative file-based advanced media workflow for an in-arena network for the Orlando Magic’s new basketball arena. We also offer, for U.S. Government customers, our Full-Motion Video Asset Management Engine (“FAMEtm”) capability. FAME is a COTS-based solution developed based on our digital asset management technologies, input from intelligence analysts and our Government Communications Systems segment’s image processing, system integration and security capabilities.

Revenue, Operating Income and Backlog:  Revenue for the Broadcast Communications segment decreased 9 percent to $584 million in fiscal 2009 compared with $643 million in fiscal 2008, and was $600 million in fiscal 2007. The segment had an operating loss of $238.0 million in fiscal 2009, which included a $255.5 million non-cash charge for impairment of goodwill and other long-lived assets, compared with operating income of $33.8 million in fiscal 2008 and $11.9 million in fiscal 2007. The Broadcast Communications segment contributed 11 percent of our total revenue in fiscal 2009 compared with 14 percent in fiscal 2008 and 16 percent in fiscal 2007. The percentage of this segment’s revenue that was derived outside of the United States was approximately 47 percent in fiscal 2009 compared with 47 percent in fiscal 2008 and 46 percent in fiscal 2007. No single customer accounted for more than 3 percent of fiscal 2009 revenue for the Broadcast Communications segment.

In general, this segment’s domestic products are sold and serviced directly to customers through its sales organization and through established distribution channels. Internationally, this segment markets and sells its products and services through regional sales offices and established distribution channels. See “Item 1. Business — International Business” of this Report.

The funded backlog of unfilled orders for this segment was $247 million at July 3, 2009 compared with $305 million at June 27, 2008 and $298 million at June 29, 2007. We expect to fill approximately 50 percent of this backlog during fiscal 2010, but we can give no assurance of such fulfillment. For a discussion of certain risks affecting this segment, see “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.

International Business
Revenue from products exported from the United States (including foreign military sales) or manufactured abroad was $1,016.6 million (20 percent of our total revenue) in fiscal 2009 compared with $759.7 million (17 percent of our total revenue) in fiscal 2008 and $629.6 million (17 percent of our total revenue) in fiscal 2007. Our international sales include both direct exports from the United States and sales from foreign subsidiaries. Essentially all of the international sales are derived from the RF Communications and Broadcast Communications segments. Direct export sales are primarily denominated in U.S. Dollars, whereas sales from foreign subsidiaries are generally denominated in the local currency of the subsidiary. Exports from the United States, principally to Europe, Africa, Canada, Latin America, the Middle East and Asia, totaled $766.0 million (approximately 75 percent of our international revenue) in fiscal 2009 compared with $530.5 million (approximately 70 percent of our international revenue) in fiscal 2008 and $404.0 million (approximately 64 percent of our international revenue) in fiscal 2007. The percentage of revenue represented by foreign operations was 5 percent in fiscal 2009 compared with 5 percent in fiscal 2008 and 6 percent in fiscal 2007. The percentage of long-lived assets represented by foreign operations was 12 percent as of July 3, 2009 compared with 19 percent as of June 27, 2008 and 19 percent as of June 29, 2007. Financial information regarding our domestic and international operations is contained in Note 25: Business Segments in the Notes and is incorporated herein by reference.

Our principal international manufacturing facilities are located in Canada and the United Kingdom. The majority of our international marketing activities are conducted through subsidiaries which operate in Canada, Europe, Central and South America, and Asia. We have also established international marketing organizations and several regional sales offices. Reference is made to Exhibit 21 “Subsidiaries of the Registrant” of this Report for further information regarding our international subsidiaries.

We utilize indirect sales channels, including dealers, distributors and sales representatives, in the marketing and sale of some lines of products and equipment, both domestically and internationally. These independent representatives may buy for resale or, in some cases, solicit orders from commercial or governmental customers for direct sales by us. Prices to the ultimate customer in many instances may be recommended or established by the independent representative and may be above or below our list prices. Our dealers and distributors generally receive a discount from our list prices and may mark up those prices in setting the final sales prices paid by the customer. Revenue from indirect sales channels in fiscal 2009 represented 11 percent of our total revenue and approximately 55 percent of our international revenue, compared with revenue from indirect sales channels in fiscal 2008 representing 7 percent of our total revenue and approximately 44 percent of our international revenue, and revenue from indirect sales channels in fiscal 2007 representing 8 percent of our total revenue and 40 percent of our international revenue.

Fiscal 2009 international revenue came from a large number of countries, and no such single country accounted for more than 3 percent of our total revenue. Some of our exports are paid for by letters of credit, with the balance carried either on an open account or installment note basis. Advance payments, progress payments or other similar payments received prior to or upon shipment often cover most of the related costs incurred. Significant foreign government contracts generally require us to provide performance guarantees. In order to stay competitive in international markets, we also sometimes enter into recourse and vendor financing arrangements to facilitate sales to certain customers.

The particular economic, social and political conditions for business conducted outside the U.S. differ from those encountered by domestic businesses. Our management believes that the overall business risk for the international business as a whole is somewhat greater than that faced by our domestic operations as a whole. A description of the types of risks to which we are subject in international business is contained in “Item 1A. Risk Factors” of this Report. Nevertheless, in the opinion of our management, these risks are mitigated by the diversification of the international business and the protection provided by letters of credit and advance payments.

Competition
We operate in highly competitive markets that are sensitive to technological advances. Although successful product and systems development is not necessarily dependent on substantial financial resources, many of our competitors in each of our businesses are larger than we are and can maintain higher levels of expenditures for research and development. In each of our businesses we concentrate on the market opportunities that our management believes are compatible with our resources, overall technological capabilities and objectives. Principal competitive factors in these businesses are product quality and reliability; technological capabilities; service; past performance; ability to develop and implement complex, integrated solutions; ability to meet delivery schedules; the effectiveness of third-party sales channels in international markets; and cost-effectiveness. Within the IT services market, there is intense competition among many companies. The ability to compete in the IT services market depends on a number of factors, including the capability to deploy skilled professionals at competitive prices across the diverse spectrum of the IT services market.

In the RF Communications segment, principal competitors include European Aeronautic Defence and Space Company N.V. (“EADS”), General Dynamics, ITT Industries, Motorola, Raytheon, Rohde & Schwarz, Selex, Tadiran and Thales.

In the Government Communications Systems segment, principal competitors include Boeing, CACI, General Dynamics, GTSI, L-3 Communications, Lockheed Martin, ManTech, NCI, Northrop Grumman, Raytheon, Rockwell Collins, SRA, Stanley and SAIC. Consolidation among U.S. defense and aerospace companies has resulted in a reduction in the number of principal prime contractors. As a result of this consolidation, we frequently “partner” or are involved in subcontracting and teaming relationships with companies that are, from time to time, competitors on other programs.

In the Broadcast Communications segment, principal competitors include Avid, Broadcast Electronics, Chyron, Evertz, Harmonic, Miranda, Nautel, NEC, Omneon, Omnibus, Pilat Media, Rohde & Schwarz, Sony Broadcast, Tektronix, Thomson and Wide Orbit, as well as other smaller companies and divisions of large companies. We believe that our broad product offering and total content delivery solutions are key competitive strengths for this segment.

Principal Customers; Government Contracts
Sales to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales through the U.S. Government, whether directly or through prime contractors, were 79 percent of our total revenue in fiscal 2009 compared with 79 percent in fiscal 2008 and 75 percent in fiscal 2007. No other customer accounted for more than 1 percent of our total revenue in fiscal 2009. Additional information regarding customers for each of our segments is provided under “Item 1. Business — Description of Business by Segment” of this Report. Our U.S. Government sales are predominantly derived from contracts with agencies of, and prime contractors to, the U.S. Government. Most of the sales of the Government Communications Systems segment are made directly or indirectly to the U.S. Government under contracts or subcontracts containing standard government contract clauses providing for redetermination of profits, if applicable, and for termination for the convenience of the U.S. Government or for default based upon performance.

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

Our fixed-price contracts are either firm fixed-price contracts or fixed-price incentive contracts. Under firm fixed-price contracts, we agree to perform a specific scope of work for a fixed price and, as a result, benefit from cost savings and carry the burden of cost overruns. Under fixed-price incentive contracts, we share with the U.S. Government both savings accrued from contracts performed for less than target costs as well as costs incurred in excess of targets up to a negotiated ceiling price (which is higher than the target cost), but carry the entire burden of costs exceeding the negotiated ceiling price. Accordingly, under such incentive contracts, profit may also be adjusted up or down depending upon whether specified performance objectives are met. Under firm fixed-price and fixed-price incentive contracts, we usually receive either milestone payments equaling 100 percent of the contract price or monthly progress payments from the U.S. Government in amounts equaling 80 percent of costs incurred under the contract. The remaining amounts, including profits or incentive fees, are billed upon delivery and final acceptance of end items and deliverables under the contract. Fixed-price contracts generally have higher profit margins than cost-reimbursement contracts. Production contracts are mainly fixed-price contracts, and development contracts are generally cost-reimbursement contracts.

In fiscal 2009, fiscal 2008 and fiscal 2007, approximately 36 percent, 35 percent and 33 percent, respectively, of the total combined revenue of our RF Communications and Government Communications Systems segments was from fixed-price contracts. GWAC and IDIQ contracts, which can include task orders for each contract type, require us to compete both for the initial contract and then for individual task or delivery orders under such contracts.

As stated above, U.S. Government contracts are terminable for the convenience of the U.S. Government, as well as for default based on performance. Companies supplying goods and services to the U.S. Government are dependent on Congressional appropriations and administrative allotment of funds and may be affected by changes in U.S. Government policies resulting from various military, political and international developments. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods become unavailable. Under contracts terminable for the convenience of the U.S. Government, a contractor is entitled to receive payments for its allowable costs and, in general, the proportionate share of fees or earnings for the work done. Contracts that are terminable for default generally provide that the U.S. Government pays only for the work it has accepted and may require the contractor to pay for the incremental cost of reprocurement and may hold the contractor liable for damages. In many cases, there is also uncertainty relating to the complexity of designs, necessity for design improvements and difficulty in forecasting costs and schedules when bidding on developmental and highly sophisticated technical work. Under many U.S. Government contracts, we are required to maintain facility and personnel security clearances complying with DoD and other Federal agency requirements. For further discussion of risks relating to U.S. Government contracts, see “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.

Funded and Unfunded Backlog
Our total company-wide funded and unfunded backlog was approximately $6,317 million at July 3, 2009 compared with approximately $5,883 million at June 27, 2008 and $5,732 million at June 29, 2007. The funded portion of this backlog was approximately $1,567 million at July 3, 2009 compared with approximately $1,658 million at June 27, 2008 and $1,467 million at June 29, 2007. The determination of backlog involves substantial estimating, particularly with respect to customer requirements contracts and development and production contracts of a cost-reimbursement or incentive nature.

We define funded backlog as unfilled firm orders for products and services for which funding has been authorized and, in the case of U.S. Government agencies, appropriated. Unfunded backlog is primarily unfilled firm and expected follow-on orders that have not yet met our established funding criteria. Our established funding criteria require both authorization by the customer as well as our management’s determination that there is little or no risk of the authorized funding being rescinded. We do not include potential task or delivery orders under IDIQ contracts in our backlog. In fiscal 2010, we expect to fill approximately 71 percent of our total funded backlog as of July 3, 2009. However, we can give no assurance of such fulfillment or that our funded backlog will become revenue in any particular period, if at all. Backlog is subject to delivery delays and program cancellations, which are beyond our control. Additional information with regard to the backlog of each of our segments is provided under “Item 1. Business — Description of Business by Segment” of this Report.

Research, Development and Engineering
Research, development and engineering expenditures totaled approximately $1,003 million in fiscal 2009, $980 million in fiscal 2008 and $884 million in fiscal 2007. Company-sponsored research and product development costs, which included research and development for commercial products and independent research and development related to government products and services, as well as concept formulation studies and bid and proposal efforts, were approximately $244 million in fiscal 2009, $248 million in fiscal 2008 and $195 million in fiscal 2007. A portion of our independent research and development costs are allocated among contracts and programs in process under U.S. Government contractual arrangements. Company-sponsored research and product development costs not otherwise allocable are charged to expense when incurred. The portion of total research, development and engineering expenditures that was not company-sponsored was funded by the U.S. Government and is included in our revenue. Customer-sponsored research and development was $759 million in fiscal 2009, $732 million in fiscal 2008 and $689 million in fiscal 2007. Company-sponsored research is directed to the development of new products and to building technological capability in selected communications and electronic systems markets. U.S. Government-funded research helps strengthen and broaden our technical capabilities. All of our segments maintain their own engineering and new product development departments, with scientific assistance provided by advanced-technology departments. As of July 3, 2009, we employed approximately 6,500 engineers and scientists and are continuing efforts to make the technologies developed in any of our business segments available for all other business segments.

Patents and Other Intellectual Property
We consider our patents and other intellectual property, in the aggregate, to constitute an important asset. We own a large and valuable portfolio of patents, trade secrets, know-how, confidential information, trademarks, copyrights and other intellectual property. We also license intellectual property to and from third parties. As of July 3, 2009, we held approximately 1,000 U.S. patents and 550 foreign patents, and had approximately 575 U.S. patent applications pending and 1,450 foreign patent applications pending. Unpatented research, development and engineering skills also make an important contribution to our business. While our intellectual property rights in the aggregate are important to our business and the operations of our business segments, we do not consider our business or any business segment to be materially dependent upon any single patent, license or other intellectual property right, or any group of related patents, licenses or other intellectual property rights. We are engaged in a proactive patent licensing program and have entered into a number of licenses and cross-license agreements, some of which generate royalty income. Although existing license agreements have generated income in past years and may do so in the future, there can be no assurances we will enter into additional income-producing license agreements. From time to time we engage in litigation to protect our patents and other intellectual property. Any of our patents, trade secrets, trademarks, copyrights and other proprietary rights could be challenged, invalidated or circumvented, or may not provide competitive advantages. For further discussion of risks relating to intellectual property, see “Item 1A. Risk Factors” of this Report. With regard to patents relating to our Government Communications Systems segment, the U.S. Government often has an irrevocable, non-exclusive, royalty-free license, pursuant to which the U.S. Government may use or authorize others to use the inventions covered by such patents. Pursuant to similar arrangements, the U.S. Government may consent to our use of inventions covered by patents owned by other persons. Numerous trademarks used on or in connection with our products are also considered to be a valuable asset.

Environmental and Other Regulations
Our facilities and operations are subject to numerous domestic and international laws and regulations designed to protect the environment, particularly with regard to wastes and emissions. The applicable environmental laws and regulations are common within the industries and markets in which we operate and serve. We believe that we have complied with these requirements and that such compliance has not had a material adverse effect on our results of operations, financial condition or cash flows. Based upon currently available information, we do not expect expenditures to protect the environment and to comply with current environmental laws and regulations over the next several years to have a material impact on our competitive position or financial condition, but we can give no assurance that such expenditures will not exceed current expectations. If future laws and regulations contain more stringent requirements than presently anticipated, actual expenditures may be higher than our present estimates of those expenditures. We have installed waste treatment facilities and pollution control equipment to satisfy legal requirements and to achieve our waste minimization and prevention goals. We did not spend material amounts on environmental capital projects in fiscal 2009, fiscal 2008 or fiscal 2007. A portion of our environmental expenditures relates to discontinued operations for which we have retained certain environmental liabilities. We currently expect that amounts to be spent for environmental-related capital projects will not be material in fiscal 2010. These amounts may increase in future years. Additional information regarding environmental and regulatory matters is set forth in “Item 3. Legal Proceedings” of this Report and in Note 1: Significant Accounting Policies in the Notes.

Electronic products are subject to governmental environmental regulation in a number of jurisdictions. Equipment produced by our Broadcast Communications segment, in particular, is subject to domestic and international requirements requiring end-of-life management and/or restricting materials in products delivered to customers, including the European Union’s Directive 2002/96/EC on Waste Electrical and Electronic Equipment (“WEEE”) and Directive 2002/95/EC on the Restriction of the use of certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”), as amended. Other jurisdictions have adopted similar legislation. Such requirements typically are not applicable to most equipment produced by our Government Communications Systems and RF Communications segments. We believe that we have complied with such rules and regulations, where applicable, with respect to our existing products sold into such jurisdictions. We intend to comply with such rules and regulations with respect to our future products.

Broadcast and wireless communications (whether TV, radio or telecommunications) are also subject to governmental regulation. Equipment produced by our Broadcast Communications and RF Communications segments, in particular, is subject to domestic and international requirements to avoid interference among users of radio and television frequencies and to permit interconnection of telecommunications equipment. We believe that we have complied with such rules and regulations with respect to our existing products, and we intend to comply with such rules and regulations with respect to our future products. Governmental reallocation of the frequency spectrum also could impact our business, financial condition and results of operations.

Raw Materials and Supplies
Because of the diversity of our products and services, as well as the wide geographic dispersion of our facilities, we use numerous sources for the wide array of raw materials (such as electronic components, printed circuit boards, metals and plastics) needed for our operations and for our products. We are dependent upon suppliers and subcontractors for a large number of components and subsystems and the ability of our suppliers and subcontractors to adhere to customer or regulatory materials restrictions and to meet performance and quality specifications and delivery schedules. In some instances, we are dependent upon one or a few sources, either because of the specialized nature of a particular item or because of local content preference requirements pursuant to which we operate on a given project. While we have been affected by financial and performance issues of some of our suppliers and subcontractors, we have not been materially adversely affected by the inability to obtain raw materials or products. On occasion, we have experienced component shortages from vendors as a result of the RoHS environmental regulations in the European Union or similar regulations in other jurisdictions. These regulations may cause a spike in demand for certain electronic components (such as lead-free components), resulting in industry-wide supply chain shortages. To date, these component shortages have not had a material adverse effect on our business. For further discussion of risks relating to subcontractors and suppliers, see “Item 1A. Risk Factors” of this Report.

Seasonality
We do not consider any material portion of our business to be seasonal. Various factors can affect the distribution of our revenue between accounting periods, including the timing of contract awards and the timing and availability of U.S. Government funding, as well as the timing of product deliveries and customer acceptance.

Employees
We employed approximately 15,400 employees at the end of fiscal 2009 compared with approximately 14,700 employees at the end of fiscal 2008. Approximately 92 percent of our employees as of the end of fiscal 2009 were located in the United States. A significant number of employees in our Government Communications Systems segment possess a security clearance. We also utilize a number of independent contractors. None of our employees in the United States is represented by a labor union. In certain international subsidiaries, our employees are represented by workers’ councils or statutory labor unions. In general, we believe that our relations with our employees are good.

Website Access to Harris Reports; Available Information
General.  We maintain an Internet website at http://www.harris.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our website as soon as reasonably practicable after these reports are electronically filed with or furnished to the SEC. We also will provide the reports in electronic or paper form free of charge upon request. We also make available free of charge on our website our annual report to shareholders and proxy statement. Our website and the information posted thereon are not incorporated into this Report or any current or other periodic report that we file with or furnish to the SEC. All reports we file with or furnish to the SEC also are available free of charge via the SEC’s electronic data gathering and retrieval (“EDGAR”) system available through the SEC’s website at http://www.sec.gov.

Additional information relating to our businesses, including our operating segments, is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

Corporate Governance Principles and Committee Charters.  We previously adopted Corporate Governance Principles, which are available on the Corporate Governance section of our website at www.harris.com/harris/cg/. In addition, the charters of each of the committees of our Board, namely, the Audit Committee, Business Conduct and Corporate Responsibility Committee, Corporate Governance Committee, Finance Committee and Management Development and Compensation Committee, are also available on the Corporate Governance section of our website. A copy of the charters is also available free of charge upon written request to our Secretary at Harris Corporation, 1025 West NASA Boulevard, Melbourne, Florida 32919.

Certifications.  We have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Report. In addition, an annual CEO certification was submitted by our Chief Executive Officer to the New York Stock Exchange (“NYSE”) in November 2008 in accordance with the NYSE’s listing standards, which included a certification that he was not aware of any violation by Harris of the NYSE’s corporate governance listing standards.

ITEM 1A.	RISK FACTORS.

We have described many of the trends and other factors that could impact our business and future results in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report. In addition, our business, operating results, cash flows and financial condition are subject to, and could be materially adversely affected by, various risks and uncertainties, including, without limitation, those set forth below, any one of which could cause our actual results to vary materially from recent results or our anticipated future results.

We depend on U.S. Government customers for a significant portion of our revenue, and the loss of this relationship or a shift in U.S. Government funding priorities could have adverse consequences on our future business.
We are highly dependent on sales to U.S. Government customers. The percentage of our net revenue that was derived from sales to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales through the U.S. Government, whether directly or through prime contractors, was approximately 79 percent in fiscal 2009, 79 percent in fiscal 2008 and 75 percent in fiscal 2007. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government would significantly reduce our revenue. Our U.S. Government programs must compete with programs managed by other government contractors for limited resources and for uncertain levels of funding. Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government and will continue these efforts in the future, and the U.S. Government may choose to use other contractors. We expect that a majority of the business that we seek in the foreseeable future will be awarded through competitive bidding. The U.S. Government has increasingly relied on certain types of contracts that are subject to a competitive bidding process, including IDIQ, GWAC, GSA Schedule and other multi-award contracts, which has resulted in greater competition and increased pricing pressure. We operate in highly competitive markets and our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas, and we may not be able to continue to win competitively awarded contracts or to obtain task orders under multi-award contracts. Further, the competitive bidding process involves substantial costs, the significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us, and the risk that we may fail to accurately estimate the resources and costs required to fulfill any contract awarded to us. Following any contract award, we may experience significant expense or delay, contract modification or contract rescission as a result of our competitors protesting or challenging contracts awarded to us in competitive bidding. We also compete with the U.S. Government’s own capabilities and federal non-profit contract research centers. Budget decisions made by the U.S. Government are outside of our control and have long-term consequences for our business. A shift in U.S. Government spending priorities or an increase in non-procurement spending at the expense of our programs, or a reduction in total U.S. Government spending, could have material adverse consequences on our future business.

We depend significantly on our U.S. Government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited. The termination or failure to fund one or more of these contracts could have an adverse impact on our business.
Over its lifetime, a U.S. Government program may be implemented by the award of many different individual contracts and subcontracts. The funding of U.S. Government programs is subject to Congressional appropriations. Although multi-year contracts may be authorized and appropriated in connection with major procurements, Congress generally appropriates funds on a fiscal year basis. Procurement funds are typically made available for obligation over the course of three years. Consequently, programs often receive only partial funding initially, and additional funds are obligated only as Congress authorizes further appropriations. The termination of funding for a U.S. Government program would result in a loss of anticipated future revenue attributable to that program, which could have an adverse impact on our operations. In addition, the termination of a program or the failure to commit additional funds to a program that already has been started could result in lost revenue and increase our overall costs of doing business.

Generally, U.S. Government contracts are subject to oversight audits by U.S. Government representatives. Such audits could result in adjustments to our contract costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed must be refunded. We have recorded contract revenues based upon costs we expect to realize upon final audit. However, we do not know the outcome of any future audits and adjustments and we may be required to materially reduce our revenues or profits upon completion and final negotiation of audits. Negative audit findings could also result in termination of a contract, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government.

In addition, U.S. Government contracts generally contain provisions permitting termination, in whole or in part, without prior notice at the U.S. Government’s convenience upon the payment only for work done and commitments made at the time of termination. We can give no assurance that one or more of our U.S. Government contracts will not be terminated under these circumstances. Also, we can give no assurance that we would be able to procure new contracts to offset the revenue or backlog lost as a result of any termination of our U.S. Government contracts. Because a significant portion of our revenue is dependent on our performance and payment under our U.S. Government contracts, the loss of one or more large contracts could have a material adverse impact on our financial condition.

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
We have a number of firm fixed-price contracts. In fiscal 2009 and fiscal 2008, approximately 36 percent and 35 percent, respectively, of the total combined revenue of our RF Communications and Government Communications Systems segments was from fixed-price contracts. These contracts allow us to benefit from cost savings, but they carry the risk of potential cost overruns because we assume all of the cost burden. If our initial estimates are incorrect, we can lose money on these contracts. U.S. Government contracts can expose us to potentially large losses because the U.S. Government can hold us responsible for completing a project or, in certain circumstances, paying the entire cost of its replacement by another provider regardless of the size or foreseeability of any cost overruns that occur over the life of the contract. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. The United States also may experience a significant increase in inflation. A significant increase in inflation rates could have a significant adverse impact on the profitability of these contracts. Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts we may not realize their full benefits. Our results of operations are dependent on our ability to maximize our earnings from our contracts. Cost overruns could have an adverse impact on our financial results. Furthermore, the potential impact of this risk on our financial results would increase if the mix of our contracts and programs shifted toward a greater percentage of firm fixed-price contracts.

We derive a substantial portion of our revenue from international operations and are subject to the risks of doing business internationally, including fluctuations in currency exchange rates.
We are dependent on sales to customers outside the United States. In fiscal 2009, fiscal 2008 and fiscal 2007, revenue from products exported from the U.S. or manufactured abroad was 20 percent, 17 percent and 17 percent, respectively, of our total revenue. Approximately 25 percent of our international business in fiscal 2009 was transacted in local currency environments. Losses resulting from currency rate fluctuations can adversely affect our results. We expect that international revenue will continue to account for a significant portion of our total revenue. Also, a significant portion of our international revenue is in less-developed countries. We are subject to risks of doing business internationally, including:

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
Both our commercial and government businesses are characterized by rapidly changing technologies and evolving industry standards. Accordingly, our performance depends on a number of factors, including our ability to:

•	Identify emerging technological trends in our current and target markets;
•	Develop and maintain competitive products;
•	Enhance our offerings by adding innovative hardware, software or other features that differentiate our products from those of our competitors; and
•	Develop, manufacture and bring cost-effective offerings to market quickly.

We believe that, in order to remain competitive in the future, we will need to continue to develop new products and technologies, requiring the investment of significant financial resources. The need to make these expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures ultimately will lead to the timely development of new products or technologies. Due to the design complexity of some of our products and technologies, we may experience delays in completing development and introducing new products or technologies in the future. Any delays could result in increased costs of development or redirect resources from other projects. In addition, we cannot provide assurances that the markets for our products or technologies will develop as we currently anticipate. The failure of our products or technologies to gain market acceptance could significantly reduce our revenue and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing products or technologies that gain market acceptance in advance of our products or technologies, or that our competitors will not develop new products or technologies that cause our existing products or technologies to become non-competitive or obsolete, which could adversely affect our results of operations. The future direction of the domestic and global economies also will have a significant impact on our overall performance.

We participate in markets that are often subject to uncertain economic conditions, which makes it difficult to estimate growth in our markets and, as a result, future income and expenditures.
We participate in U.S. and international markets that are subject to uncertain economic conditions. As a result, it is difficult to estimate the level of growth in some of the markets in which we participate. Because all components of our budgeting and forecasting are dependent upon estimates of growth in the markets we serve, the uncertainty renders estimates of future income and expenditures even more difficult. As a result, we may make significant investments and expenditures but never realize the anticipated benefits.

We cannot predict the consequences of future geo-political events, but they may adversely affect the markets in which we operate, our ability to insure against risks, our operations or our profitability.
Ongoing instability and current conflicts in the Middle East and the potential for further conflicts and future terrorist activities and other recent geo-political events have created economic and political uncertainties that could have a material adverse effect on our business, operations and profitability. These matters cause uncertainty in the world’s financial and insurance markets and may increase significantly the political, economic and social instability in the geographic areas in which we operate. These matters also have caused the premiums charged for our insurance coverages to increase and may cause further increases or some coverages to be unavailable altogether.

We have made, and may continue to make, strategic acquisitions that involve significant risks and uncertainties.
We have made, and we may continue to make, strategic acquisitions that involve significant risks and uncertainties. These risks and uncertainties include:

•	Difficulty in identifying and evaluating potential acquisitions, including the risk that our due diligence does not identify or fully assess valuation issues, potential liabilities or other acquisition risks;
•	Difficulty in integrating newly acquired businesses and operations in an efficient and cost-effective manner and the risk that we encounter significant unanticipated costs or other problems associated with integration;
•	Challenges in achieving strategic objectives, cost savings and other benefits expected from acquisitions;
•	Risk that our markets do not evolve as anticipated and that the strategic acquisitions do not prove to be those needed to be successful in those markets;
•	Risk that we assume significant liabilities that exceed the limitations of any applicable indemnification provisions or the financial resources of any indemnifying parties;
•	Potential loss of key employees of the acquired businesses; and
•	Risk of diverting the attention of senior management from our existing operations.

Disputes with our subcontractors and the inability of our subcontractors to perform, or our key suppliers to timely deliver our components or parts, could cause our products to be produced in an untimely or unsatisfactory manner.
On many of our contracts, we engage subcontractors. We may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontract, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of the personnel of a subcontractor or vice versa or the subcontractor’s failure to comply with applicable law. In addition, there are certain parts or components for many of our products which we source from other manufacturers or vendors. Some of our suppliers, from time to time, experience financial and operational difficulties, which may impact their ability to supply the materials, components and subsystems that we require. Any inability to develop alternative sources of supply on a cost-effective and timely basis could materially impair our ability to manufacture and deliver products to our customers. We can give no assurances that we will be free from disputes with our subcontractors, material supply problems or component or subsystems problems in the future. Also, our subcontractors and other suppliers may not be able to maintain the quality of the materials, components and subsystems they supply, which might result in greater product returns and warranty claims and could harm our business, financial condition and results of operations.

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

The outcome of litigation or arbitration in which we are involved is unpredictable and an adverse decision in any such matter could have a material adverse effect on our financial condition and results of operations.
We are defendants in a number of litigation matters and are involved in a number of arbitrations. These actions may divert financial and management resources that would otherwise be used to benefit our operations. No assurances can be given that the results of these or new matters will be favorable to us. An adverse resolution of lawsuits or arbitrations could have a material adverse effect on our financial condition and results of operations.

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
We are exposed to liabilities that are unique to the products and services we provide. A significant portion of our business relates to designing, developing and manufacturing advanced defense and technology systems and products. New technologies associated with these systems and products may be untested or unproven. Components of certain of the defense systems and products we develop are inherently dangerous. Failures of satellites, missile systems, air traffic control systems, homeland security applications and aircraft have the potential to cause loss of life and extensive property damage. In most circumstances, we may receive indemnification from the U.S. Government. While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs from an accident or incident. It also is not possible to obtain insurance to protect against all operational risks and liabilities. Substantial claims resulting from an incident in excess of U.S. Government indemnity and our insurance coverage could harm our financial condition, operating results and cash flows. Moreover, any accident or incident for which we are liable, even if fully insured, could negatively affect our standing among our customers and the public, thereby making it more difficult for us to compete effectively, and could significantly impact the cost and availability of adequate insurance in the future.

Changes in our effective tax rate may have an adverse effect on our results of operations.
Our future effective tax rate may be adversely affected by a number of factors including:

•	The jurisdictions in which profits are determined to be earned and taxed;
•	Adjustments to estimated taxes upon finalization of various tax returns;
•	Increases in expenses not fully deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions;
•	Changes in available tax credits;
•	Changes in share-based compensation expense;
•	Changes in the valuation of our deferred tax assets and liabilities;
•	Changes in domestic or international tax laws or the interpretation of such tax laws; and
•	The resolution of issues arising from tax audits with various tax authorities.

Any significant increase in our future effective tax rates could adversely impact our results of operations for future periods.

The effects of the recession in the United States and general downturn in the global economy could have an adverse impact on our business, operating results or financial condition.
The United States economy is in recession and there has been a general downturn in the global economy. Although governments worldwide, including the U.S. Government, have initiated sweeping economic plans, we are unable to predict the impact, severity and duration of these economic events, which could have an adverse impact on our business, operating results or financial condition in a number of ways. Possible effects of these economic events include the following:

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

We have significant operations in Florida and other locations that could be materially and adversely impacted in the event of a natural disaster or other significant disruption.
Our corporate headquarters and significant operations of our Government Communications Systems segment are located in Florida, where major hurricanes have occurred. Our worldwide operations could be subject to natural disasters or other significant disruptions, including hurricanes, typhoons, tsunamis, floods, earthquakes, fires, water shortages, other extreme weather conditions, medical epidemics, acts of terrorism, power shortages and blackouts, telecommunications failures, cyber attacks and other natural and manmade disasters or disruptions. In the event of such a natural disaster or other disruption, we could experience disruptions or interruptions to our operations or the operations of our suppliers, subcontractors, distributors, resellers or customers; destruction of facilities; and/or loss of life, all of which could materially increase our costs and expenses and materially adversely affect our business, revenue and financial condition.

Changes in future business conditions could cause business investments and/or recorded goodwill to become impaired, resulting in substantial losses and write-downs that would reduce our results of operations.
As part of our overall strategy, we will, from time to time, acquire a minority or majority interest in a business. These investments are made upon careful target analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining acquisition price. After acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Goodwill accounts for approximately 34 percent of our recorded total assets as of July 3, 2009. We evaluate the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting segment cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. For additional information on accounting policies we have in place for goodwill impairment, see our discussion under “Critical Accounting Policies and

Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report and Note 1: Significant Accounting Policies and Note 22: Impairment of Goodwill and Other Long-Lived Assets in the Notes.

In order to be successful, we must attract and retain key employees, and failure to do so could seriously harm us.
Our business has a continuing need to attract significant numbers of skilled personnel, including personnel holding security clearances, to support our growth and to replace individuals who have terminated employment due to retirement or for other reasons. To the extent that the demand for qualified personnel exceeds supply, as has been the case from time to time in recent years, we could experience higher labor, recruiting or training costs in order to attract and retain such employees, or could experience difficulties in performing under our contracts if our needs for such employees were unmet.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

We have no unresolved comments from the SEC.

ITEM 2.	PROPERTIES.

Our principal executive offices are located at owned facilities in Melbourne, Florida. As of July 3, 2009, we operated approximately 134 locations in the United States, Canada, Europe, Central and South America and Asia, consisting of about 6.9 million square feet of manufacturing, administrative, research and development, warehousing, engineering and office space, of which approximately 4.4 million square feet were owned and approximately 2.5 million square feet were leased. There are no material encumbrances on any of our facilities. Our leased facilities are, for the most part, occupied under leases for remaining terms ranging from one month to 10 years, a majority of which can be terminated or renewed at no longer than five-year intervals at our option. As of July 3, 2009, we had major operations at the following locations:

RF Communications — Rochester, New York; Lynchburg, Virginia; Lowell, Massachusetts; Forest, Virginia; Austerlitz, New York; Columbia, Maryland; and the United Kingdom.

Government Communications Systems — Palm Bay, Florida; Melbourne, Florida; Malabar, Florida; Chantilly, Virginia; Herndon, Virginia; Largo, Maryland; Falls Church, Virginia; Dulles, Virginia; Alexandria, Virginia; Colorado Springs, Colorado; Annapolis Junction, Maryland; Bellevue, Nebraska; and Calgary, Canada.

Broadcast Communications — Quincy, Illinois; Mason, Ohio; Toronto, Canada; Pottstown, Pennsylvania; Englewood, Colorado; Chesapeake, Virginia; Los Angeles, California; Waterloo, Canada; New York, New York; Beijing, China; Sydney, Australia; Dublin, Ireland; Kowloon, Hong Kong; and the United Kingdom.

Corporate — Melbourne, Florida.

The following is a summary of the approximate floor space of our offices and facilities in productive use, by segment, at July 3, 2009 (in millions):

	Approximate	Approximate
	Sq. Ft. Total	Sq. Ft. Total
Segment	Owned	Leased	Total

RF Communications	0.8	0.9	1.7
Government Communications Systems	2.7	1.0	3.7
Broadcast Communications	0.5	0.6	1.1
Corporate	0.4	—	0.4

Total	4.4	2.5	6.9

In the opinion of management, our facilities, whether owned or leased, are suitable and adequate for their intended purposes and have capacities adequate for current and projected needs. While we have some unused or under-utilized facilities, they are not considered significant. We frequently review our anticipated requirements for facilities and will, from time to time, acquire additional facilities, expand existing facilities, and dispose of existing facilities or parts thereof, as management deems necessary. For more information about our lease obligations, see Note 18: Lease Commitments in the Notes. Our facilities and other properties are generally maintained in good operating condition.

ITEM 3.	LEGAL PROCEEDINGS.

General.  From time to time, as a normal incident of the nature and kind of businesses in which we are, and were, engaged, various claims or charges are asserted and litigation commenced by or against us arising from or related to matters, including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; the sale or use of products containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. While it is not feasible to predict the outcome of these matters with certainty, and some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us, based upon available information, in the opinion of management, settlements and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at July 3, 2009 are reserved against, covered by insurance or would not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Environmental.  We are subject to numerous U.S. Federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. We own, previously owned or are currently named as a potentially responsible party at 14 such sites, excluding sites as to which our records disclose no involvement or as to which our liability has been finally determined. While it is not feasible to predict the outcome of many of these proceedings, in the opinion of our management, any payments we may be required to make as a result of such claims in existence at July 3, 2009 will not have a material adverse effect on our financial condition, results of operations or cash flows. Additional information regarding environmental matters is set forth in Note 1: Significant Accounting Policies in the Notes, which Note is incorporated herein by reference, and in “Item 1. Business — Environmental and Other Regulations” of this Report.

HSTX Securities Litigation.  HSTX and certain of its current and former officers and directors, including certain current Harris officers, were named as defendants in a federal securities class action complaint filed on September 15, 2008 in the United States District Court for the District of Delaware by plaintiff Norfolk County Retirement System on behalf of an alleged class of purchasers of HSTX securities from January 29, 2007 to July 30, 2008, including shareholders of Stratex Networks, Inc. (“Stratex”) who exchanged shares of Stratex for shares of HSTX as part of the combination between Stratex and our former Microwave Communications Division to form HSTX. Similar complaints were filed in the United States District Court for the District of Delaware on October 6, 2008 and October 30, 2008. The complaints were consolidated in a slightly expanded complaint filed on July 29, 2009 that adds Harris Corporation and Ernst & Young LLP as defendants. This action relates to public disclosures made by HSTX on January 30, 2007 and July 30, 2008, which included the restatement of HSTX’s financial statements for the first three fiscal quarters of its fiscal 2008 (the quarters ended March 28, 2008, December 28, 2007 and September 28, 2007) and for its fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005 due to accounting errors. The consolidated complaint alleges violations of Section 10(b) and Section 20(a) of the Exchange Act and of Rule 10b-5 promulgated thereunder, as well as violations of Section 11 and Section 15 of the Securities Act, and seeks, among other relief, determinations that the action is a proper class action, unspecified compensatory damages and reasonable attorneys’ fees and costs. We believe that the defendants have meritorious defenses to these actions and the defendants intend to defend the litigation vigorously.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted by us to a vote of our security holders during the fourth quarter of fiscal 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, position held with us, and principal occupation and employment during at least the past 5 years for each of our executive officers as of August 28, 2009, are as follows:

Name and Age	Position Currently Held and Past Business Experience

Howard L. Lance, 53	Chairman of the Board, President and Chief Executive Officer since June 2003. President and Chief Executive Officer since February 2003. Formerly President of NCR Corporation and Chief Operating Officer of its Retail and Financial Group from July 2001 to October 2002. Prior to July 2001, Mr. Lance served for 17 years with Emerson Electric Company, where he held increasingly senior management positions with different divisions of the company, and was named Executive Vice President for Emerson’s Electronics and Telecommunications businesses in 1999. Mr. Lance is a director of Stryker Corporation and Eastman Chemical Company.

Robert K. Henry, 62	Executive Vice President and Chief Operating Officer since May 2007. Executive Vice President since July 2006. Senior Vice President from March 2003 to July 2006. President — Government Communications Systems Division from July 1999 to May 2007. Vice President — General Manager of the Communications Systems Division of the Electronic Systems Sector from 1997 to 1999. Formerly with Sanders, a Lockheed Martin company from 1995 to 1997, in various positions of increasing responsibility, including Vice President of Engineering and Vice President — General Manager, Information Systems Division. Technical Operations Director, Martin Marietta, from 1993 to 1995. Business Interface South Manager, GE Aerospace, from 1990 to 1993.

Name and Age	Position Currently Held and Past Business Experience

Gary L. McArthur, 49	Senior Vice President and Chief Financial Officer since September 2008. Vice President and Chief Financial Officer since March 2006. Vice President — Finance and Treasurer from January 2005 to March 2006. Vice President — Corporate Development from January 2001 to January 2005. Director — Corporate Development from March 1997 to December 2000. Formerly, Chief Financial Officer of 3D/EYE Inc. from 1996 to 1997. Executive Director — Mexico, Nextel from 1995 to 1996. Director — Mergers and Acquisitions, Nextel from 1993 to 1995. Prior to 1993, Mr. McArthur held various positions with Lehman Brothers, Inc., Cellcom Corp. and Deloitte & Touche.

Eugene S. Cavallucci, 62	Vice President, General Counsel since October 2004. Vice President — Counsel, Government Operations and Director of Business Conduct from July 1999 to October 2004. Vice President — Sector Counsel from August 1992 to June 1999. Mr. Cavallucci joined Harris in 1990.

Dana A. Mehnert, 47	Group President, RF Communications since May 2009. President, RF Communications from July 2006 to May 2009. Vice President and General Manager — Government Products Business, RF Communications from July 2005 to July 2006. Vice President and General Manager — Business Development and Operations, RF Communications from January 2005 to July 2005. Vice President — Defense Operations, RF Communications from January 2004 to January 2005. Vice President — International Operations, RF Communications from November 2001 to January 2004. Vice President/Managing Director — International Government Sales Operations for Harris’ regional sales organization from September 1999 to November 2001. Vice President — Marketing and International Sales, RF Communications from August 1997 to September 1999. Vice President — Worldwide Marketing, RF Communications from July 1996 to July 1997. Vice President — International Sales, RF Communications from November 1995 to June 1996. Mr. Mehnert joined Harris in 1984.

Daniel R. Pearson, 57	Group President, Government Communications Systems since July 2008. Group President, Defense Communications and Electronics from May 2007 to June 2008. Group President — Defense Communications from July 2006 to May 2007. President — Department of Defense Programs, Government Communications Systems Division from November 2003 to July 2006. President — Network Support Division from June 2000 to November 2003. Mr. Pearson joined Harris in 1977.

Lewis A. Schwartz, 46	Vice President, Principal Accounting Officer since October 2006. Principal Accounting Officer from October 2005 to October 2006. Assistant Controller from October 2003 to October 2005. Director, Corporate Accounting from August 1999 to October 2003. Director, Corporate Planning from January 1997 to August 1999. Mr. Schwartz joined Harris in 1992. Formerly, Mr. Schwartz was with Ernst & Young LLP from 1986 to 1992.

Jeffrey S. Shuman, 55	Vice President, Human Resources and Corporate Relations since August 2005. Formerly with Northrop Grumman as Vice President of Human Resources and Administration, Information Technology Sector from March 2001 to August 2005; and Senior Vice President of Human Resources Information Systems Group, Litton Inc. from September 1999 to March 2001. Prior to that, with Honeywell International/Allied Signal Corporation as Vice President — Human Resources for Allied Signal’s technical services business from February 1997 to September 1999 and Director, Human Resources, Allied Signal from January 1995 to February 1997. President, Management Recruiters International of Orange County from 1994 to 1995. Prior to 1994, Mr. Shuman held various positions with Avon Products, Inc.

Timothy E. Thorsteinson, 54	President, Broadcast Communications Division since July 2006 and President and Chief Executive Officer of Harris Canada Systems, Inc. (formerly Leitch Technology Corporation) since November 2003. Formerly with Thomson Broadcast & Media Solutions as Vice President Product Business Units from March 2002 to November 2003 and with Grass Valley Group as Chief Executive Officer and Chief Operating Officer from 1999 to 2002. Mr. Thorsteinson was with Tektronix, Inc. from 1991 to 1999, in various capacities of increasing responsibility, including President of the Video and Networking Division and President of Pacific Operations.

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

Market Information and Price Range of Common Stock
Our common stock, par value $1.00 per share, is listed and traded on the NYSE, under the ticker symbol “HRS.” According to the records of our transfer agent, as of August 28, 2009, there were approximately 6,350 holders of record of our common stock. The high and low sales prices of our common stock as reported on the NYSE consolidated transactions reporting system and the dividends paid on our common stock for each quarterly period in our last two fiscal years are reported below:

			Cash
	High	Low	Dividends

Fiscal 2009
First Quarter	$55.00	$42.00	$0.20
Second Quarter	$47.52	$27.56	0.20
Third Quarter	$45.25	$27.38	0.20
Fourth Quarter	$32.22	$27.22	0.20

			$0.80

Fiscal 2008
First Quarter	$62.43	$52.00	$0.15
Second Quarter	$66.94	$57.20	0.15
Third Quarter	$63.17	$44.11	0.15
Fourth Quarter	$66.71	$47.89	0.15

			$0.60

On August 28, 2009, the last sale price of our common stock as reported in the NYSE consolidated transactions reporting system was $35.04 per share.

Dividends
The cash dividends paid on our common stock for each quarter in our last two fiscal years are set forth in the tables above. On August 28, 2009, our Board of Directors increased the quarterly cash dividend rate on our common stock from $.20 per share to $.22 per share, for an annualized cash dividend rate of $.88 per share and declared a quarterly cash dividend of $.22 per share, which will be paid on September 18, 2009 to holders of record on September 9, 2009. Our annualized cash dividend rate was $.80 per share, $.60 per share and $.44 per share in fiscal 2009, fiscal 2008 and fiscal 2007, respectively. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect that cash dividends will continue to be paid in the near future, but we can give no assurances. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant.

Harris Stock Performance Graph
The following performance graph and table do not constitute soliciting material and the performance graph and table should not be deemed filed or incorporated by reference into any other previous or future filings by us under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate the performance graph and table by reference therein.

The performance graph and table below compare the five-year cumulative total return of our common stock with the comparable five-year cumulative total returns of the Standard & Poor’s 500 Information Technology Section Index (“S&P 500 Information Technology”) and the Standard & Poor’s 500 Composite Stock Index (“S&P 500”). The figures assume an initial investment of $100 at the close of business on July 2, 2004 in Harris, the S&P 500 Information Technology and the S&P 500, and the reinvestment of all dividends, including, with respect to our common stock, the Spin-off dividend. For purposes of calculating the cumulative total return of our common stock, the then-current market value of the HSTX shares distributed in the Spin-off was deemed to have been reinvested on the May 27, 2009 Spin-off date in shares of our common stock.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG HARRIS, S&P 500 INFORMATION TECHNOLOGY AND S&P 500

HARRIS FISCAL YEAR END	2004	2005	2006	2007	2008	2009
Harris	$100	129	169	225	213	127

S&P 500 Information Technology	$100	99	100	126	118	94

S&P 500	$100	108	117	141	123	88

Sales of Unregistered Securities

During fiscal 2009, we did not issue or sell any unregistered securities.

Issuer Repurchases of Equity Securities

During fiscal 2009, we repurchased 2,722,438 shares of our common stock under our repurchase program at an average price per share of $45.88, excluding commissions. During fiscal 2008, we repurchased 3,945,136 shares of our common stock under our repurchase program at an average price per share of $56.99, excluding commissions. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired.

The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended July 3, 2009:

				Maximum
				approximate
			Total number of	dollar value
			shares purchased as	of shares that may
			part of publicly	yet be purchased
	Total number of	Average price	announced plans or	under the plans or
Period*	shares purchased	paid per share	programs (1)	programs (1)
Month No. 1
(April 4, 2009 — May 1, 2009)
Repurchase programs (1)	None	n/a	None	$650,343,215
Employee transactions (2)	732	$31.17	n/a	n/a

Month No. 2
(May 2, 2009 — May 29, 2009)
Repurchase programs (1)	None	n/a	None	$650,343,215
Employee transactions (2)	21,456	$30.86	n/a	n/a

Month No. 3
(May 30, 2009 — July 3, 2009)
Repurchase programs (1)	None	n/a	None	$650,343,215
Employee transactions (2)	4,299	$29.08	n/a	n/a

Total	26,487	$30.58	None	$650,343,215

*	Periods represent our fiscal months.

(1)	On May 1, 2007, we announced that on April 27, 2007, our Board of Directors approved a share repurchase program (the “2007 Repurchase Program”) authorizing us to repurchase up to $600 million in shares of our stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. The 2007 Repurchase Program does not have a stated expiration date. The 2007 Repurchase Program had a remaining authorization of $50,343,215 at July 3, 2009. On March 2, 2009, we announced that on February 27, 2009, our Board of Directors approved a new share repurchase program (the “2009 Repurchase Program” and together with the 2007 Repurchase Program, the “Repurchase Programs”) authorizing us to repurchase up to an additional $600 million of our stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. The 2009 Repurchase Program does not have a stated expiration date. The approximate dollar amount of our stock that may yet be purchased on a combined basis under our Repurchase Programs as of July 3, 2009 was $650,343,215 (as reflected in the table above). Our 2007 Repurchase Program has resulted, and on a combined basis our Repurchase Programs are expected to continue to result, in repurchases in excess of offsetting the dilutive effect of shares issued under our share-based incentive plans. However, the level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors our Board of Directors may deem relevant. As a matter of policy, we do not repurchase shares during the period beginning on the 15th day of the third month of a fiscal quarter and ending two days following the public release of earnings and financial results for such fiscal quarter.

(2)	Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised stock options, (b) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance shares or restricted shares which vested during the quarter, (c) performance or restricted shares returned to us upon retirement or employment termination of employees or (d) shares of our common stock purchased by the trustee of the Harris Corporation Master Rabbi Trust at our direction to fund obligations under our deferred compensation plans. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs. Period No. 2 (May 2, 2009 — May 29, 2009) also includes 14,226 shares of our common stock purchased on May 27, 2009 by the trustee of the Harris Corporation Master Rabbi Trust at our direction, as a reinvestment of substantially all of the net proceeds from the sale on May 27, 2009 by the trustee of the Harris Corporation Master Rabbi Trust at our direction of 86,233 shares of HSTX common stock received by the Harris Corporation Master Rabbi Trust pursuant to the Spin-off.

The information required by this Item with respect to securities authorized for issuance under our equity compensation plans is included in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information” of this Report. See Note 14: Stock Options and Other Share-Based Compensation in the Notes for a general description of our stock and equity incentive plans.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table summarizes our selected historical financial information for each of the last five fiscal years. All amounts presented have been restated on a continuing operations basis. Discontinued operations are more fully discussed in Note 3: Discontinued Operations in the Notes. The selected financial information shown below has been derived from our audited Consolidated Financial Statements, which for data presented for fiscal years 2009 and 2008 are included elsewhere in this Report. This table should be read in conjunction with our other financial information, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying Notes, included elsewhere in this Report.

	Fiscal Years Ended
	2009 (1)	2008 (2)	2007 (3)	2006 (4)	2005 (5)
	(In millions, except per share amounts)

Results of Operations
Revenue from product sales and services	$5,005.0	$4,596.1	$3,737.9	$3,133.3	$2,683.9
Cost of product sales and services	3,420.2	3,145.6	2,519.8	2,125.8	1,959.5
Interest expense	52.8	53.1	38.9	35.5	23.0
Income from continuing operations before income taxes	485.3	667.5	518.1	413.3	296.9
Income taxes	172.9	214.0	170.9	142.7	95.9
Income from continuing operations	312.4	453.5	347.2	270.6	201.0
Income (loss) from discontinued operations, net of income taxes	(274.5)	(9.3)	133.2	(32.7)	1.2
Net income	37.9	444.2	480.4	237.9	202.2
Average shares outstanding (diluted)	133.2	136.5	141.1	141.6	141.3
Per Share Data (Diluted)
Income from continuing operations	$2.35	$3.33	$2.49	$1.94	$1.45
Income (loss) from discontinued operations, net of income taxes	(2.07)	(.07)	.94	(.23)	.01
Net income	.28	3.26	3.43	1.71	1.46
Cash dividends	.80	.60	.44	.32	.24
Financial Position at Fiscal Year-End
Net working capital	$749.7	$814.5	$23.5	$586.5	$576.9
Net property, plant and equipment	543.2	407.2	379.2	341.6	250.8
Long-term debt	1,177.3	828.0	400.1	699.5	401.4
Total assets	4,465.1	4,627.5	4,406.0	3,142.3	2,457.4
Shareholders’ equity	1,869.1	2,274.0	1,903.8	1,662.1	1,439.1
Book value per share	14.23	17.02	14.69	12.51	10.83

(1)	Results for fiscal 2009 included: a $196.7 million after-tax ($1.48 per diluted share) non-cash charge for impairment of goodwill and other long-lived assets in our Broadcast Communications segment; a $6.0 million after-tax ($.04 per diluted share) charge for integration and other costs in our RF Communications segment associated with our acquisition of Wireless Systems; an $18.0 million after-tax ($.14 per diluted share) charge, net of government cost reimbursement, for company-wide cost-reduction actions; and a $6.5 million after-tax ($.05 per diluted share) favorable impact from the settlement of the U.S. Federal income tax audit of fiscal year 2007.

(2)	Results for fiscal 2008 included: a $47.1 million after-tax ($.34 per diluted share) charge for schedule and cost overruns on commercial satellite reflector programs and a $6.2 million after-tax ($.05 per diluted share) increase to income related to the renegotiation of pricing on an IT services contract in our Government Communications Systems segment; and an $11.0 million after-tax ($.08 per diluted share) favorable impact from the settlement of U.S. Federal income tax audits of fiscal years 2004 through 2006.

(3)	Results for fiscal 2007 included: a $6.0 million after-tax ($.04 per diluted share) charge for cost-reduction actions and a $12.3 million after-tax ($.09 per diluted share) write-down of capitalized software associated with our decision to discontinue an automation software development effort in our Broadcast Communications segment; a $12.9 million after-tax ($.09 per diluted share) write-down of our investment in Terion, Inc. (“Terion”) due to an other-than-temporary impairment; and a $12.0 million after-tax ($.09 per diluted share) favorable impact from the settlement of a tax audit.

(4)	Results for fiscal 2006 included: a $10.2 million after-tax ($.07 per diluted share) charge related to a write-off of in-process research and development costs, lower margins being recognized subsequent to our acquisition due to a step up in inventory recorded as of the acquisition date and other costs associated with our acquisition of Leitch Technology Corporation (“Leitch”) in our Broadcast Communications segment; a $20.0 million after-tax ($.14 per diluted share) charge associated with the consolidation of manufacturing locations and cost-reduction initiatives in our Broadcast Communications segment; a $4.6 million after-tax ($.03 per diluted share) write-down of our passive investments due to other-than-temporary impairments; and a $4.1 million after-tax ($.03 per diluted share) gain from the settlement of intellectual property infringement lawsuits.

(5)	Results for fiscal 2005 included: a $7.0 million after-tax ($.05 per diluted share) charge related to a write-off of in-process research and development costs and impairment losses on capitalized software development costs associated with our acquisition of Encoda Systems Holdings, Inc. (“Encoda”) in our Broadcast Communications segment; a $6.4 million after-tax ($.05 per diluted share) write-down of our passive investments due to other-than-temporary impairments; a $5.7 million after-tax ($.04 per diluted share) gain related to our execution of a patent cross-licensing agreement; and a $3.5 million after-tax ($.02 per diluted share) favorable impact from the settlement of a tax audit.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of Harris. MD&A is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, our Consolidated Financial Statements and accompanying Notes appearing elsewhere in this Report. Except for the historical information contained herein, the discussions in MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in MD&A under “Forward-Looking Statements and Factors that May Affect Future Results.”

The following is a list of the sections of MD&A, together with our perspective on the contents of these sections of MD&A, which we hope will make reading these pages more productive:

•	Business Considerations — a general description of our businesses; the value drivers of our businesses and our strategy for achieving value; fiscal 2009 results of operations and liquidity and capital resources key indicators; and industry-wide opportunities, challenges and risks that are relevant to us in the defense, government and broadcast communications markets.

•	Operations Review — an analysis of our consolidated results of operations and of the results in each of our three operating segments, to the extent the operating segment results are helpful to an understanding of our business as a whole, for the three years presented in our financial statements.

•	Liquidity, Capital Resources and Financial Strategies — an analysis of cash flows, common stock repurchases, dividends, capital structure and resources, contractual obligations, off-balance sheet arrangements, commercial commitments, financial risk management, impact of foreign exchange and impact of inflation.

•	Critical Accounting Policies and Estimates — a discussion of accounting policies and estimates that require the most judgment and a discussion of accounting pronouncements that have been issued but not yet implemented by us and their potential impact on our financial position, results of operations and cash flows.

•	Forward-Looking Statements and Factors that May Affect Future Results — cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.

BUSINESS CONSIDERATIONS

General
We are an international communications and information technology company serving government and commercial markets in more than 150 countries. We are dedicated to developing best-in-class assured communications® products, systems and services. Our company generates revenue, income and cash flows by developing, manufacturing and selling communications products and software as well as providing related services. We sell directly to our customers, the largest of which are U.S. Government customers and their prime contractors, and we utilize agents and intermediaries to sell and market some products and services, especially in international markets.

We structure our operations primarily around the products and services we sell and the markets we serve, and we report the financial results of our continuing operations in the following three business segments:

•	Our RF Communications segment, comprised of our (i) Tactical Radio Communications and (ii) Public Safety and Professional Communications businesses;
•	Our Government Communications Systems segment, comprised of our (i) Defense Programs, (ii) National Intelligence Programs, (iii) Civil Programs and (iv) IT Services businesses; and
•	Our Broadcast Communications segment, comprised of our (i) Infrastructure and Networking Solutions, (ii) Media and Workflow and (iii) Transmission Systems businesses.

Our segment reporting structure for fiscal 2009 reflects that, effective upon the commencement of fiscal 2009, our RF Communications business (part of our Defense Communications and Electronics segment for fiscal 2008) is reported as its own separate segment, and our Defense Programs business (the other part of our Defense Communications and Electronics segment for fiscal 2008) is reported as part of our Government Communications Systems segment. Our Broadcast Communications segment did not change as a result of those adjustments to our segment reporting structure. The historical results, discussion and presentation of our business segments as set forth in this Report reflect the impact of those adjustments to our segment reporting structure for all periods presented in this Report.

Additionally, in the fourth quarter of fiscal 2009, in connection with the May 27, 2009 Spin-off in the form of a taxable pro rata dividend to our shareholders of all the shares of HSTX common stock owned by us, we eliminated as a reporting segment our former HSTX segment. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”), our historical financial results have been restated to account for HSTX as discontinued operations for all periods presented in this Report, and unless otherwise specified, disclosures in this Report relate solely to our continuing operations. See Note 3: Discontinued Operations in the Notes for additional information regarding discontinued operations.

Financial information with respect to all of our other activities, including corporate costs not allocated to the business segments or discontinued operations, is reported as part of the “Unallocated corporate expense” or “Non-operating income (loss)” line items in our Consolidated Financial Statements.

Value Drivers of Our Businesses and Our Strategy for Achieving Value
Harris’ mission statement is as follows: “Harris Corporation will be the best-in-class global provider of mission-critical assured communications systems and services to both government and commercial customers, combining advanced technology and application knowledge.” We are committed to our mission statement, and we believe that executing our mission statement creates value. Consistent with this commitment to effective execution, we currently focus on these key value drivers:

•	Continuing profitable revenue growth in all segments by introducing new technology-based products, expanding our addressable markets and customer base, and investing in international markets and channels;
•	Leveraging technology across business segments;
•	Achieving operating efficiencies and cost reductions by delivering on supply chain and operations excellence;
•	Making strategic acquisitions to enhance and supplement our products and services portfolios and to gain access to new markets; and
•	Maintaining an efficient capital structure.

Continuing profitable revenue growth in all segments:  We plan to focus on continued profitable revenue growth by focusing on the following strategies in each segment:

RF Communications:  Continue to leverage our reputation and position as a leading provider of secure tactical radio communications and embedded high-grade encryption solutions for military and government organizations and also of secure communications systems and equipment for public safety, utility and transportation markets. Expand our market reach with new products and in adjacent markets.

Government Communications Systems:  Conduct advanced research studies and produce, integrate and support highly reliable, net-centric communications and information technology that solve the mission-critical challenges of our defense, intelligence and civilian U.S. Government customers. Leverage core capabilities such as SATCOM; ground systems; avionics; data links; mission-critical networks; ISR; and space systems. Utilize IT Services business scale to address the growing government and commercial services markets. Identify and implement growth initiatives in new markets, including healthcare solutions, cyberspace and commercial managed services.

Broadcast Communications:  Supply technology and service solutions to consumers of rich media, including TV stations and networks and cable, satellite, telecommunications and other media content providers. Grow our core businesses by expanding our product offerings. Expand into new markets, including full-motion video for government customers, mobile TV, sports stadiums and arenas and digital signage.

Leveraging technology across business segments:  One of our strengths is our ability to transfer technology among segments and focus our research and development projects in ways that benefit Harris as a whole. An example of this is our FAME product, which utilizes COTS software and hardware developed by our commercial Broadcast Communications segment and applying that technology to government applications where there is a need to gather, store, distribute and analyze increasingly large amounts of ISR data. Another area of focus is cross-selling through segment sales channels and joint pursuits by multiple segments. Other corporate initiatives include joint international market channel development, such as shared distributors and coordinated “go-to-market” strategies.

Achieving operating efficiencies and cost reductions:  Our principal focus areas for operating efficiencies and cost management are: reducing procurement costs through an emphasis on coordinated supply chain management; reducing product costs through dedicated engineering resources focused on product design; improving manufacturing efficiencies across all segments; and optimizing facility utilization.

Making strategic acquisitions:  Another key value driver is effective capital allocation by making effective acquisitions and investments to build or complement the strengths in our base businesses and to gain access to new markets. We believe acquisitions may also serve to balance and enhance our portfolio of businesses. In the fourth quarter of fiscal 2009, we acquired Wireless Systems, CSI and SolaCom ATC. Wireless Systems is an established provider of mission-critical wireless communications systems for law enforcement, fire and rescue, public service, utility and transportation markets. We operate Wireless Systems, which we now call the Public Safety and Professional Communications business, within our RF Communications segment. We believe the acquisition of Wireless Systems creates a powerful supplier of end-to-end wireless network solutions to the global land mobile radio systems market and greatly accelerates our entry into that market. CSI is a Washington, D.C.-area provider of mission-enabling engineering solutions that address both offensive and defensive IT security challenges for Federal law enforcement and other U.S. Government agencies. We operate CSI within our Government Communications Systems segment as part of the National Intelligence Programs business. We believe the acquisition of CSI expands our capabilities, customer footprint and current initiatives in the cyber security market. SolaCom ATC provides voice and data communications systems and solutions for air traffic facilities and radio communications between aircraft in flight and air traffic controllers. We operate SolaCom ATC within our Government Communications Systems segment as part of the Civil Programs business. We believe the acquisition of SolaCom ATC provides us with an immediate ability to address additional segments of the air traffic control voice/data systems market and further positions us to support the FAA’s anticipated NextGen program. In fiscal 2007, we acquired Multimax Incorporated (“Multimax”), a leading provider of information technology and network services for the U.S. Government. We operate Multimax within our Government Communications Systems segment as part of the IT Services business. The acquisition of Multimax provided us greater scale, a broader customer base and new growth opportunities through key positions on GWACs. In recent years, we have also made several acquisitions in our Broadcast Communications segment, including Encoda, Leitch, Optimal Solutions, Inc. (“OSi”), Aastra Digital Video (“Aastra”) and Zandar Technologies plc (“Zandar”). These acquisitions helped us expand our product and service portfolios so we can offer end-to-end content delivery, transport and asset management solutions to our customers.

Maintaining an efficient capital structure:  Our capital structure is intended to optimize our cost of capital. Our debt is currently rated “BBB+” by Standard and Poor’s Rating Group and “Baa1” by Moody’s Investors Service. We believe our strong capital position, access to key financial markets, ability to raise funds at a low effective cost and overall low cost of borrowing provide a competitive advantage. We had $281.2 million in cash and cash equivalents as of July 3, 2009 and had $666.8 million of cash flows provided by operating activities during fiscal 2009. Our cash is not restricted and can be used to invest in capital expenditures, make strategic acquisitions, repurchase our common stock or pay dividends to our shareholders. As of July 3, 2009, we have a remaining authorization to repurchase approximately $650 million in shares of our common stock under our Repurchase Programs. Our Repurchase Programs do not have a stated expiration date. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additional information regarding share repurchases during fiscal 2009 and our Repurchase Programs is set forth above under Part II. “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report.

Key Indicators

We believe our value drivers, when implemented, will improve our key indicators of value such as: (1) income from continuing operations and income from continuing operations per diluted share, (2) revenue, (3) gross margin, (4) income from continuing operations as a percentage of revenue, (5) net cash provided by operating activities, (6) return on average assets and (7) return on average equity. The measure of our success is reflected in our results of operations and liquidity and capital resources key indicators:

Fiscal 2009 Results of Operations Key Indicators:  Income from continuing operations, income from continuing operations per diluted share, revenue, gross margin, and income from continuing operations as a percentage of revenue represent key measurements of our value drivers:

•	Income from continuing operations decreased 31.1 percent from $453.5 million in fiscal 2008 to $312.4 million in fiscal 2009 (which included a $196.7 million after-tax non-cash charge for impairment of goodwill and other long-lived assets in our Broadcast Communications segment);
•	Income from continuing operations per diluted share decreased 29.4 percent from $3.33 in fiscal 2008 to $2.35 in fiscal 2009 (which included a $1.48 per diluted share after-tax non-cash charge for impairment of goodwill and other long-lived assets in our Broadcast Communications segment);
•	Revenue increased 8.9 percent from $4.6 billion in fiscal 2008 to $5.0 billion in fiscal 2009;
•	Gross margin (revenue from product sales and services less cost of product sales and services) increased slightly from 31.6 percent of revenue in fiscal 2008 to 31.7 percent of revenue in fiscal 2009; and
•	Income from continuing operations as a percentage of revenue decreased from 9.9 percent in fiscal 2008 to 6.2 percent in fiscal 2009 (primarily due to the impairment charge in fiscal 2009 noted above).

Refer to MD&A heading “Operations Review” below in this Report for more information.

Liquidity and Capital Resources Key Indicators:  Net cash provided by operating activities, return on average assets and return on average equity also represent key measurements of our value drivers:

•	Net cash provided by operating activities increased from $555.5 million in fiscal 2008 to $666.8 million in fiscal 2009;
•	Return on average assets (defined as income from continuing operations divided by the two-point average of total assets at the beginning and ending of the fiscal year) decreased from 10.0 percent in fiscal 2008 to 6.9 percent in fiscal 2009. Return on average assets would have increased in fiscal 2009 when compared with fiscal 2008 absent the impairment charge noted above.
•	Return on average equity (defined as income from continuing operations divided by the two-point average of shareholders’ equity at the beginning and ending of the fiscal year) decreased from 21.7 percent in fiscal 2008 to 15.1 percent in fiscal 2009. Return on average equity would have increased in fiscal 2009 when compared with fiscal 2008 absent the impairment charge noted above.

Refer to MD&A heading “Liquidity, Capital Resources and Financial Strategies” below in this Report for more information.

Industry-Wide Opportunities, Challenges and Risks

Defense Markets:  The DoD’s U.S. Government Fiscal Year (“GFY”) 2010 budget proposal supports military readiness, with a continued focus on modernizing the U.S.’s military infrastructure, addressing the evolving requirements of modern-day warfare, and promoting security within the international community. As a result, we expect the U.S. Government to remain committed to funding intelligence, information superiority, special operations and warfighter support. As a result of global economic decline and U.S. budget deficits, requirements to upgrade and modernize tactical radio communications capabilities and provide more secure, interoperable and reliable communications may slow down in the near term compared with prior years but we believe they will remain a funding priority over the longer term. International defense forces continue to drive toward tactical communications upgrades and interoperability with the systems and equipment used by the U.S. Government.

The DoD’s GFY 2010 budget request is for $664 billion, which includes $534 billion for base defense programs and $130 billion for overseas contingency operations (“OCO”), primarily in Iraq and Afghanistan. The DoD’s $130 billion OCO request would fund an increase in U.S. troops in Afghanistan and the withdrawal of troops from Iraq. It also would fund the training of Afghan and Pakistani forces. The GFY 2010 budget proposal would end the planned use of supplemental requests to fund OCO (previously referred to as the Global War on Terror). OCO expenses are now expected to be included as a separate component of annual defense budget requests to ensure greater transparency and accountability.

The $534 billion GFY 2010 budget request for base programs is approximately 4 percent above the GFY 2009 enacted level of $513 billion. While this continues a moderate growth trend, funding for OCO has been declining and is expected to decline further. The GFY 2010 request of $130 billion for OCO represents a 12 percent decrease from the GFY 2009 supplemental funding level of $147 billion (which includes an additional $81 billion approved in June 2009), which was a 21 percent decrease from the GFY 2008 supplemental level of $186 billion.

The DoD Operations and Maintenance account (“O&M”), which contains the bulk of funding for training, logistics, services and other logistical support, is a major account of importance to the defense industry. The budget request for GFY 2010, including funding for OCO, is $276 billion compared with the GFY 2009 estimate of $272 billion.

We also believe that the level of growth and budget amounts allocated to DoD procurement accounts (“Procurement”), along with research, development, test and evaluation (“RDT&E”) components of the DoD budget, are an important indicator of DoD spending. These accounts are applicable to defense contractors because they generally represent the amounts that are expended for military hardware and technology. Including OCO funding, GFY 2010 budget requests for Procurement and RDT&E of $131 billion and $79 billion, respectively, are comparable to GFY 2009 estimates for Procurement and RDT&E of $133 billion and $81 billion, respectively.

Despite the recent slowing in the rate of growth of DoD budgets, our products and services appear to be a funding priority in DoD spending over the long term, which we believe will positively affect our future orders, sales, income and cash flows based on the defense markets we serve. Conversely, a decline in the DoD budget or a shift in funding priorities may have a negative effect on future orders, sales, income and cash flows of defense contractors, including us, depending on the weapons platforms and programs affected by such budget reductions or shifts in funding priorities.

International governments are expected to continue to increase their defense spending on national security and on tactical communications modernization and standardization programs, which we believe will positively affect our future orders, sales, income and cash flows.

Government Markets Other Than Defense:  A funding priority for the U.S. Government is the security of the U.S., which includes better communications interplay among law enforcement, civil government agencies, intelligence agencies and our military services. Funding for investments in secure tactical communications, IT, information processing, healthcare IT, cyber security and additional communications assets and upgrades has remained solid. Another priority of the U.S. Government is investments in productivity, cost reductions and upgrading to new IT systems and solutions, including outsourcing. As a result, programs that promote these initiatives are also expected to receive funding. We provide products and services to a number of U.S. Government agencies including the FAA, NRO, NGA, Census Bureau, Department of State, NSA, NOAA and others. Recent trends continue to indicate an increase in demand from these agencies to outsource their requirements for better, more efficient and less costly information technology and communications. We also provide products to Federal, state and local government agencies that are committed to protecting our homeland and public safety. These agencies are upgrading their technologies to improve communications and interoperability.

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

We are also subject to other risks associated with U.S. Government business, including technological uncertainties, dependence on annual appropriations and allotment of funds, extensive regulations and other risks, which are discussed in “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.

Commercial Broadcast Communications:  The global economic recession has adversely impacted spending on capital projects and significantly weakened demand, especially in the U.S.

Trends and developments in the broadcast communications market include:

•	The transition to HD in North America is maturing rapidly;
•	Internationally, there are significant growth opportunities, as the worldwide transition to digital and HD technologies is in various stages of implementation;
•	The market is transitioning from the traditional linear broadcast TV advertising model to out-of-home networks; and
•	There is a greater dependency on suppliers to provide systemization and integration support.

Our management believes that our experience and capabilities are well aligned with, and that we are positioned to capitalize on, the market trends noted above in this Report. While we believe that some of these developments may temper near-term growth, we also expect they generally will have a longer-term positive impact on us.

However, we remain subject to general economic conditions that could adversely affect our customers. We also remain subject to other risks associated with these markets, including technological uncertainties, changes in the Federal Communications Commission’s (“FCC”) regulations, slow market adoption of digital radio and DTV or any of our new products and other risks which are discussed below under “Forward-Looking Statements and Factors that May Affect Future Results” and in “Item 1A. Risk Factors” of this Report.

OPERATIONS REVIEW

Revenue and Income From Continuing Operations

			2009/2008		2008/2007
			Percent		Percent
			Increase/		Increase/
	2009	2008	(Decrease)	2007	(Decrease)
	(Dollars in millions, except per share amounts)

Revenue	$5,005.0	$4,596.1	8.9%	$3,737.9	23.0%
Income from continuing operations	$312.4	$453.5	(31.1)%	$347.2	30.6%
% of revenue	6.2%	9.9%		9.3%
Income from continuing operations per diluted common share	$2.35	$3.33	(29.4)%	$2.49	33.7%

Fiscal 2009 Compared With Fiscal 2008:  Our revenue for fiscal 2009 was $5,005.0 million, an increase of 8.9 percent compared with fiscal 2008. Income from continuing operations for fiscal 2009 was $312.4 million, a decrease of 31.1 percent compared with fiscal 2008 income from continuing operations of $453.5 million. Fiscal 2009 revenue increased by 16.8 percent and 9.3 percent in our RF Communications and Government Communications Systems segments, respectively, and decreased by 9.3 percent in our Broadcast Communications segment. Our RF Communications segment revenue benefited from continued strength in international markets and our acquisition of Wireless Systems, while our Government Communications Systems segment revenue benefited from the ramping up of the FDCA program for the U.S. Census Bureau for the 2010 census and new program wins. The revenue decrease in our Broadcast Communications segment reflected lower demand, primarily due to the global recession and delays in capital spending by customers.

Fiscal 2009 income from continuing operations decreased from fiscal 2008, primarily due to a $255.5 million ($196.7 million after-tax) non-cash charge for impairment of goodwill and other long-lived assets in our Broadcast Communications segment. Operating income increased in our RF Communications and Government Communications Systems segments in fiscal 2009 compared with fiscal 2008. The increase in our Government Communications Systems segment operating income was primarily due to lower charges for schedule and cost overruns on commercial satellite reflector programs in fiscal 2009 ($18.0 million) than in fiscal 2008 ($75.9 million), the ramp up of the FDCA program and strong results on the FTI program.

Additionally, income from continuing operations in fiscal 2009 was impacted by $28.6 million of charges, net of government cost reimbursement, for company-wide cost-reduction actions, primarily initiated in response to the global economic slowdown, pressure on DoD spending, and contract delays. Those charges were comprised of $24.1 million for severance and other employee-related exit costs and $4.5 million related to consolidation of facilities. An additional charge of approximately $3.1 million for cost-reduction actions is expected in fiscal 2010. These actions are expected to result in annualized cost savings of approximately $70 million to $75 million.

We had a fiscal 2009 non-operating loss of $3.1 million compared with fiscal 2008 non-operating income of $11.4 million. In fiscal 2009, our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 35.6 percent compared with an effective tax rate of 32.1 percent in fiscal 2008.

See the “Non-Operating Income (Loss),” “Income Taxes” and “Discussion of Business Segments” discussions below in this MD&A for further information.

Fiscal 2008 Compared With Fiscal 2007:  Our revenue for fiscal 2008 was $4,596.1 million, an increase of 23.0 percent compared with fiscal 2007. Income from continuing operations for fiscal 2008 was $453.5 million, an increase of 30.6 percent compared with fiscal 2007 income from continuing operations of $347.2 million. Fiscal 2008 revenue increased as compared with fiscal 2007 in all three of our business segments. Fiscal 2008 revenue increased by 24.1 percent in our Government Communications Systems segment, primarily as a result of the June 2007 acquisition of Multimax, 27.8 percent in our RF Communications segment and 7.3 percent in our Broadcast Communications segment. While fiscal 2008 revenue increases benefited from our acquisitions of Multimax and Zandar, we also had strong organic revenue growth in fiscal 2008 compared with fiscal 2007.

Fiscal 2008 income from continuing operations increased from fiscal 2007, primarily due to our RF Communications segment, which continued its strong operating income trends in fiscal 2008 with a 30.3 percent increase over fiscal 2007 operating income. Operating income in our Government Communications Systems segment increased slightly over fiscal 2007 operating income, primarily due to the acquisition of Multimax, partially offset by $75.9 million of charges recorded in fiscal 2008 for schedule and cost overruns on commercial satellite reflector programs. Operating income in our Broadcast Communications segment improved significantly, from $11.9 million in fiscal 2007 to $33.8 million in fiscal 2008. Fiscal 2007 operating income in that segment was adversely impacted by $7.5 million of charges associated with cost-reduction actions and an $18.9 million write-down of capitalized software associated with management’s decision to discontinue an automation software development effort.

Net interest expense increased to $47.9 million in fiscal 2008 from $27.1 million in fiscal 2007, mainly due to increased borrowings related to the acquisition of Multimax in June 2007, as well as lower interest rates earned on our invested cash. Fiscal 2008 non-operating income was $11.4 million compared with a fiscal 2007 non-operating loss of $16.2 million. In fiscal 2008, our effective tax rate was 32.1 percent compared with an effective tax rate of 33.0 percent in fiscal 2007.

See the “Non-Operating Income (Loss),” “Income Taxes” and “Discussion of Business Segments” discussions below in this MD&A for further information.

Gross Margin

			2009/2008		2008/2007
			Percent		Percent
			Increase/		Increase/
	2009	2008	(Decrease)	2007	(Decrease)
	(Dollars in millions)

Revenue	$5,005.0	$4,596.1	8.9%	$3,737.9	23.0%
Cost of product sales and services	(3,420.2)	(3,145.6)	8.7%	(2,519.8)	24.8%
Gross margin	$1,584.8	$1,450.5	9.3%	$1,218.1	19.1%
% of revenue	31.7%	31.6%		32.6%

Fiscal 2009 Compared With Fiscal 2008:  Our gross margin (revenue less cost of product sales and services) as a percentage of revenue was essentially flat from fiscal 2008 to fiscal 2009 at 31.7 percent in fiscal 2009 compared with 31.6 percent in fiscal 2008. The slight increase in gross margin as a percentage of revenue was primarily due to an increase in gross margin as a percentage of revenue in our Government Communications Systems segment due to lower charges for schedule and cost overruns on commercial satellite reflector programs incurred in fiscal 2009 compared with fiscal 2008 and a larger mix of sales coming from our higher-margin RF Communications segment in fiscal 2009 compared with fiscal 2008. These positive impacts to gross margin as a percentage of revenue were almost entirely offset by a decline in gross margin as a percentage of revenue in our RF Communications segment in fiscal 2009 compared with fiscal 2008 and a lower mix of sales coming from our higher-margin Broadcast Communications segment in fiscal 2009 compared with fiscal 2008. Additionally, gross margin included $5.0 million of charges, net of government cost reimbursement, for cost-reduction actions. See the “Discussion of Business Segments” discussion below in this MD&A for further information.

Fiscal 2008 Compared With Fiscal 2007:  Our gross margin (revenue less cost of product sales and services) as a percentage of revenue was 31.6 percent in fiscal 2008 compared with 32.6 percent in fiscal 2007. Our overall blended fiscal 2008 gross margin as a percentage of revenue was negatively impacted by a larger mix of sales coming from our lower-margin Government Communications Systems segment’s products and services in fiscal 2008 compared with fiscal 2007, primarily as a result of our acquisition of Multimax in the fourth quarter of fiscal 2007. Government Communications Systems gross margin as a percentage of revenue in fiscal 2008 was slightly lower compared with fiscal 2007, reflecting the negative impact from $75.9 million of charges for schedule and cost overruns on commercial satellite reflector programs, partially offset by the positive impact from the acquisition of Multimax. See the “Discussion of Business Segments” discussion below in this MD&A for further information.

Engineering, Selling and Administrative Expenses

			2009/2008		2008/2007
			Percent		Percent
			Increase/		Increase/
	2009	2008	(Decrease)	2007	(Decrease)
	(Dollars in millions)

Engineering, selling and administrative expenses	$791.3	$746.5	6.0%	$656.7	13.7%
% of revenue	15.8%	16.2%		17.6%

Fiscal 2009 Compared With Fiscal 2008:  Our engineering, selling and administrative expenses increased to $791.3 million in fiscal 2009 from $746.5 million in fiscal 2008. As a percentage of revenue, these expenses decreased to 15.8 percent in fiscal 2009 from 16.2 percent in fiscal 2008. The decrease in engineering, selling and administrative expenses as a percentage of revenue was primarily due to revenue growth of 8.9 percent compared with total growth in engineering, selling and administrative expenses of only 6.0 percent, primarily as a result of cost-reduction actions in our Broadcast Communications segment. The increase in total engineering, selling and administrative expenses was primarily due to $23.6 million of charges for cost-reduction actions, $8.3 million of charges related to integration costs and a write-off of in-process research and development associated with our acquisition of Wireless Systems and a $4.1 million charge related to the Spin-off of HSTX. Engineering, selling and administrative expenses also increased due to higher sales and marketing expenses in our RF Communications segment in fiscal 2009 associated with our tactical radio systems products and the acquisition of Wireless Systems, partially offset by decreases in engineering, selling and administrative expenses in our Government Communications Systems and Broadcast Communications segments in fiscal 2009. See the “Discussion of Business Segments” discussion below in this MD&A for further information.

Overall company-sponsored research and product development costs, which are included in engineering, selling and administrative expenses, were $243.5 million in fiscal 2009 compared with $248.0 million in fiscal 2008.

Fiscal 2008 Compared With Fiscal 2007:  Our engineering, selling and administrative expenses increased to $746.5 million in fiscal 2008 from $656.7 million in fiscal 2007. As a percentage of revenue, these expenses decreased to 16.2 percent in fiscal 2008 from 17.6 percent in fiscal 2007. Our RF Communications segment engineering, selling and administrative expenses increased in fiscal 2008, primarily due to research and development costs associated with our Falcon III radio. Our Government Communications Systems segment engineering, selling and administrative expenses increased, primarily due to the acquisition of Multimax in the fourth quarter of fiscal 2007 and the impact of recording state income taxes allocated to government contracts. Fiscal 2007 engineering, selling and administrative expenses in our Broadcast Communications segment reflected $26.4 million of costs incurred related to a write-down of capitalized software and cost-reduction actions. See the “Discussion of Business Segments” discussion below in this MD&A for further information.

Overall company-sponsored research and product development costs, which are included in engineering, selling and administrative expenses, were $248.0 million in fiscal 2008 compared with $195.2 million in fiscal 2007. The increase was primarily due to spending on the development of our Falcon III radio in our RF Communications segment.

Non-Operating Income (Loss)

			2009/2008			2008/2007
			Percent			Percent
			Increase/			Increase/
	2009	2008	(Decrease)		2007	(Decrease)
	(Dollars in millions)

Non-operating income (loss)	$(3.1)	$11.4		*	$(16.2)		*

*	Not meaningful

Fiscal 2009 Compared With Fiscal 2008:  We had a non-operating loss of $3.1 million in fiscal 2009 compared with non-operating income of $11.4 million in fiscal 2008. The fiscal 2009 non-operating loss was primarily due to a $7.6 million write-down of our investment in AuthenTec, Inc. (“AuthenTec”), recorded in the first quarter of fiscal 2009, to reflect an other-than-temporary impairment, partially offset by a $7.5 million gain on the sale of certain non-strategic patents in the third quarter of fiscal 2009. Fiscal 2008 non-operating income primarily resulted from a $5.6 million gain related to mark-to-market adjustments on warrants we held to acquire shares of AuthenTec, which were classified as derivatives, and gains of $9.8 million on the sale of a portion of our investment in AuthenTec. See Note 20: Non-Operating Income (Loss) in the Notes for further information.

Fiscal 2008 Compared With Fiscal 2007:  We had non-operating income of $11.4 million in fiscal 2008 compared with a non-operating loss of $16.2 million in fiscal 2007. Fiscal 2008 non-operating income primarily resulted from the items noted for fiscal 2008 above in the discussion of non-operating income (loss) in fiscal 2009 compared with fiscal 2008. The fiscal 2007 non-operating loss primarily resulted from a $19.8 million write-down of our investment in Terion. See Note 20: Non-Operating Income (Loss) in the Notes for further information.

Interest Income and Interest Expense

			2009/2008		2008/2007
			Percent		Percent
			Increase/		Increase/
	2009	2008	(Decrease)	2007	(Decrease)
	(Dollars in millions)

Interest income	$3.2	$5.2	(38.5)%	$11.8	(55.9)%
Interest expense	(52.8)	(53.1)	(0.6)%	(38.9)	36.5%

Fiscal 2009 Compared With Fiscal 2008:  Our interest income decreased to $3.2 million in fiscal 2009 from $5.2 million in fiscal 2008, primarily due to lower interest rates earned on our balances of cash and cash equivalents. Our interest expense of $52.8 million in fiscal 2009 was essentially flat with interest expense of $53.1 million in fiscal 2008.

Fiscal 2008 Compared With Fiscal 2007:  Our interest income decreased to $5.2 million in fiscal 2008 from $11.8 million in fiscal 2007, primarily due to lower interest rates earned on our balances of cash and cash equivalents. Our interest expense increased to $53.1 million in fiscal 2008 from $38.9 million in fiscal 2007, primarily due to increased borrowings related to our acquisition of Multimax in June 2007.

Income Taxes

			2009/2008		2008/2007
			Percent		Percent
			Increase/		Increase/
	2009	2008	(Decrease)	2007	(Decrease)
	(Dollars in millions)

Income from continuing operations before income taxes	$485.3	$667.5	(27.3)%	$518.1	28.8%
Income taxes	172.9	214.0	(19.2)%	170.9	25.2%
% of income from continuing operations before income taxes	35.6%	32.1%		33.0%

Fiscal 2009 Compared With Fiscal 2008:  Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 35.6 percent in fiscal 2009 compared with 32.1 percent in fiscal 2008. In fiscal 2009, our effective tax rate was higher than the U.S. statutory income tax rate, primarily due to the non-deductibility of a significant portion of the $255.5 million non-cash charge for impairment of goodwill and other long-lived assets in our Broadcast Communications segment recorded in the fourth quarter of fiscal 2009, largely offset by a $3.3 million tax benefit relating to fiscal 2008 recorded in the second quarter of fiscal 2009 when legislative action restored the U.S. Federal income tax credit for research and development expenses; a $3.7 million state tax benefit in the second quarter of fiscal 2009 related to the filing of our fiscal 2007 tax returns; and a $6.5 million favorable impact recorded in the third quarter of fiscal 2009 from the settlement of the U.S. Federal income tax audit of fiscal year 2007. In fiscal 2008, our effective tax rate was lower than the U.S. statutory income tax rate primarily due to an $11 million favorable impact from the settlement of U.S. Federal income tax audits of fiscal years 2004 through 2006. Additionally, in the third quarter of fiscal 2008, we began recording state income taxes in our Consolidated Statement of Income as engineering, selling and administrative expenses to the extent such state taxes are reimbursed under government contracts, which totaled $9.9 million for fiscal 2008. Under U.S. Government regulations, these state income taxes are allowable costs in establishing prices for the products and services we sell to the U.S. Government. Prior to the third quarter of fiscal 2008, these state income taxes were recorded in our Consolidated Statement of Income as income taxes. The reimbursement of these state income taxes is recorded in our Consolidated Statement of Income as revenue for all periods presented. As a result of this change, we reduced total income tax expense by approximately $6.4 million in fiscal 2008. See Note 23: Income Taxes in the Notes for further information.

Fiscal 2008 Compared With Fiscal 2007:  Our effective tax rate was 32.1 percent in fiscal 2008 compared with 33.0 percent in fiscal 2007. In fiscal 2008, our effective tax rate was lower than the U.S. statutory income tax rate because of the items noted for fiscal 2008 above in the discussion of income taxes in fiscal 2009 compared with fiscal 2008. In fiscal 2007, our effective tax rate was lower than the U.S. statutory income tax rate, primarily due to a $12 million favorable impact from the settlement concerning the tax audit for fiscal years 2001, 2002 and 2003. These favorable impacts to our effective tax rate were partially offset by cost-reduction initiatives in our Broadcast Communications segment in foreign jurisdictions where we had significant net operating losses and where we were unable to realize a tax benefit associated with these charges due to uncertainty about their realization. See Note 23: Income Taxes in the Notes for further information.

Discussion of Business Segments

RF Communications Segment

			2009/2008		2008/2007
			Percent		Percent
			Increase/		Increase/
	2009	2008	(Decrease)	2007	(Decrease)
	(Dollars in millions)

Revenue	$1,760.6	$1,506.8	16.8%	$1,179.1	27.8%
Segment operating income	571.5	525.5	8.8%	403.2	30.3%
% of revenue	32.5%	34.9%		34.2%

Fiscal 2009 Compared With Fiscal 2008:  RF Communications segment revenue increased 16.8 percent and operating income increased 8.8 percent from fiscal 2008 to fiscal 2009. Operating income as a percentage of revenue was 32.5 percent in fiscal 2009 compared with 34.9 percent in fiscal 2008. Revenue growth in fiscal 2009 compared with fiscal 2008 was primarily driven by significantly higher international sales and our acquisition of Wireless Systems, partially offset by a decline in the U.S. market. International tactical radio sales increased 66.2 percent from fiscal 2008 levels and represented 40 percent of total tactical radio revenue in fiscal 2009 compared with 27 percent of total tactical radio revenue in fiscal 2008.

The decline in the U.S. market was a result of a combination of factors. Pressure on DoD budgets caused by the global economic crisis and deficit spending slowed DoD procurements for many defense products and systems, including tactical radios for modernization programs. For us, the slower procurement environment was compounded by reduced urgency for radio systems to support operational requirements in Iraq, which has been partially offset by additional requirements for Afghanistan.

In the international market, demand remained robust and is expected to continue to drive significant international revenue growth. Communications modernization and standardization programs by U.S. allies are expected to continue. We provide Falcon tactical radios to more than 100 countries.

We believe, in spite of the near-term decline in the U.S. market, longer-term growth prospects for the segment remain very positive in both U.S. and international markets. In the fourth quarter of fiscal 2009 we saw a rebound in DoD orders. Our RF Communications segment is expected to benefit from positive long-term market trends, a very strong competitive position and an industry-leading new product portfolio. For example, the Falcon III 117G manpack radio is the first JTRS-approved tactical radio system that provides wideband mobile ad-hoc networked communications. The radio has been fielded by all military branches of the DoD and several international allies. The radio supports secure, high-bandwidth on-the-move communications, delivering an evolving picture of the battlefield in real time.

On May 29, 2009, we acquired substantially all of the assets of Wireless Systems (formerly known as M/A-COM), an established provider of mission-critical wireless communications systems for law enforcement, fire and rescue, public service, utility and transportation markets. In connection with the acquisition, we assumed liabilities primarily related to Wireless Systems. We did not assume the State of New York wireless network contract awarded to Wireless Systems in December 2004. We operate Wireless Systems, which we now call the Public Safety and Professional Communications business, within our RF Communications segment. We believe the acquisition creates a powerful supplier of end-to-end wireless network solutions to the global land mobile radio systems market and greatly accelerates our entry into that market. Our fiscal 2009 results of operations reflect five weeks of operating results of the newly acquired Public Safety and Professional Communications business, representing the period subsequent to the acquisition. For further information related to the acquisition, including the allocation of the purchase price and pro forma results as if the acquisition had taken place as of the beginning of the periods presented, see Note 4: Business Combinations in the Notes.

The decline in operating income as a percentage of revenue was primarily driven by a decline in gross margin percentage as a result of higher sales of lower margin products and $8.1 million of charges in the fourth quarter of fiscal 2009 for cost-reduction actions. Additionally, we incurred $9.5 million of transaction-related costs in connection with our acquisition of Wireless Systems including the write-off of in-process research and development ($7.0 million), the impact of a step-up in inventory ($1.1 million) and integration costs ($1.4 million).

Orders for this segment were $1.25 billion for fiscal 2009 compared with $1.68 billion for fiscal 2008. This segment derived 79 percent of its revenue from U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales through the U.S. Government, whether directly or through prime contractors, in fiscal 2009 compared with 82 percent in fiscal 2008.

Fiscal 2008 Compared With Fiscal 2007:  RF Communications segment revenue increased 27.8 percent and operating income increased 30.3 percent in fiscal 2008 from fiscal 2007. Revenue growth was driven by continuing strong market demand, and also, we believe, because of customer preference in both U.S. and international markets for Harris Falcon tactical radios. Worldwide demand for Harris software-defined tactical radios was driven by multiple factors, including modernization programs, force expansion, force restructuring, interoperability requirements and requirements for network-centric communications. Our customers’ priorities continued to evolve across the defense, homeland security, public safety and peacekeeping landscape. Their communications systems needed to be versatile and adaptable in order to be effective in multiple operating environments and missions. Demand continued to increase for network-centric communications systems that can significantly improve situational awareness and force effectiveness through communications superiority. Harris Falcon radios embrace these changing mission priorities and we believe offer superior multimission performance.

The fiscal 2008 operating income increase over fiscal 2007 in our RF Communications segment was primarily driven by higher sales volume from increased sales of our Falcon III handheld radio units. Engineering, selling and administrative expense as a percentage of revenue decreased from fiscal 2007 to fiscal 2008 in our RF Communications segment as our expenses increased at a lower rate than revenue. This segment continued, however, to increase its investment in research and development associated with our Falcon III product family.

Orders for this segment were $1.68 billion for fiscal 2008 compared with $1.26 billion for fiscal 2007. This segment derived 82 percent of its revenue from U.S. Government customers in fiscal 2008 compared with 76 percent in fiscal 2007.

Government Communications Systems Segment

			2009/2008		2008/2007
			Percent		Percent
			Increase/		Increase/
	2009	2008	(Decrease)	2007	(Decrease)
	(Dollars in millions)

Revenue	$2,709.6	$2,478.1	9.3%	$1,997.1	24.1%
Segment operating income	302.8	226.0	34.0%	225.6	0.2%
% of revenue	11.2%	9.1%		11.3%

Fiscal 2009 Compared With Fiscal 2008:  Government Communications Systems segment revenue increased 9.3 percent and operating income increased 34.0 percent from fiscal 2008 to fiscal 2009. Operating income as a percentage of revenue was 11.2 percent in fiscal 2009 compared with 9.1 percent in fiscal 2008. Revenue in fiscal 2009 compared with fiscal 2008 increased in all four of the segment’s businesses (Defense Programs, National Intelligence Programs, Civil Programs and IT Services), and was primarily driven by a further ramping up of the FDCA program for the U.S. Census Bureau for the 2010 census and classified programs for our national intelligence customers. In addition to revenue growth from the FDCA and national intelligence customer programs, significant contributions to increased revenue in fiscal 2009 came from: the CBSP for the U.S. Navy; sales of surveillance equipment; the Global Geospatial Intelligence (“GGI”) program for the NGA; and the F-35 Joint Strike Fighter program. Revenue decreases in fiscal 2009 compared with fiscal 2008 resulted from the successful completion of the FAA Voice Switching and Control Systems (“VSCS”) refurbishment phase, completion of the MTAIP database program for the U.S. Census Bureau and a decline in commercial satellite reflectors revenue.

The ramping up of several contract awards in the segment’s Healthcare Solutions initiative also contributed to higher revenue in fiscal 2009, including a significant multi-million-dollar, ten-year contract with Health First, a Florida-based healthcare provider.

The increases in operating income and operating income as a percentage of revenue in fiscal 2009 compared with fiscal 2008 were primarily due to significantly lower charges for schedule and cost overruns on commercial satellite reflector programs in fiscal 2009 ($18.0 million) than in fiscal 2008 ($75.9 million). We have now made final delivery on seven of the radial rib-design reflectors. We are under a stop-work order on the eighth reflector for reasons unrelated to us. The two remaining hoop-design reflectors are also progressing and scheduled to be delivered in fiscal 2010. Additionally, operating income and operating margin in fiscal 2009 benefitted from the ramping up of the FDCA program and strong results on the FTI program. These increases to operating income and operating income as a percentage of revenue were partially offset by charges for cost-reduction actions of $5.0 million.

On April 15, 2009, we acquired CSI, a privately held 110-employee Washington, D.C.-area provider of mission-enabling engineering solutions that address both offensive and defensive IT security challenges for Federal law enforcement and other U.S. Government agencies. We operate CSI as part of the National Intelligence Programs business. The acquisition expands our capabilities, customer footprint and current initiatives in the cyber security market.

On June 19, 2009, we acquired 50-employee SolaCom ATC, which provides voice and data communications systems and solutions for air traffic facilities and radio communications between aircraft in flight and air traffic controllers. We operate SolaCom ATC as part of the Civil Programs business. We believe the acquisition provides our Civil Programs’ business, a leader in air traffic control communications networks and telecommunications infrastructure, with an immediate ability to address additional segments of the air traffic control voice/data systems market and further positions us to support the FAA’s anticipated NextGen program.

Our fiscal 2009 results of operations reflect approximately eleven weeks of operating results for CSI and two weeks of operating results for SolaCom ATC, representing the periods subsequent to those acquisitions, which were not material to the financial results of our Government Communications Systems segment.

Orders for this segment were $2.7 billion for fiscal 2009 compared with $2.5 billion for fiscal 2008. This segment derived 96 percent of its revenue from U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales through the U.S. Government, whether directly or through prime contractors, in fiscal 2009 compared with 96 percent in fiscal 2008.

In the fourth quarter of fiscal 2009, we were awarded two new long-term contracts on major government programs. We were awarded a ten-year contract, potentially worth $736 million, for the GOES-R GS program for NOAA. The GOES-R GS system will receive and process satellite data, and generate and distribute weather data to more than 10,000 users. We were also awarded a ten-year contract, potentially worth $600 million, for the MET program. The next-generation large satellite earth stations we develop for the MET program will provide the worldwide backbone for high-priority military communications and missile defense systems.

Fiscal 2008 Compared With Fiscal 2007:  Government Communications Systems segment revenue increased 24.1 percent and operating income increased 0.2 percent from fiscal 2007 to fiscal 2008. Organic revenue, excluding the impact of the acquisition of Multimax, increased in fiscal 2008 compared with fiscal 2007, and was primarily driven by the ramping up of the FDCA program for the U.S. Census Bureau and from classified programs for our national intelligence customers. Significant contributions to increased revenue in fiscal 2008 came from the FDCA program, the Patriot technical services program for the NRO, our classified programs, the VSCS program for the FAA, the Common Data Link-Hawklink program for the U.S. Navy, the WIN-T program for the U.S. Army, tactical SATCOM and the NSOM, NMCI and NETCENTS programs in our IT Services business.

The increase in operating income in fiscal 2008 was primarily due to the acquisition of Multimax and approximately $10.0 million of income related to the renegotiation of pricing on an IT services contract, partially offset by $75.9 million of charges for schedule and cost overruns on commercial satellite reflector programs, encompassing ten commercial reflectors in various stages of development, assembly, test and delivery. Due to technical difficulties experienced on these reflector programs, which necessitated design changes and associated cost increases, we also fell behind schedule. To mitigate the impact of these schedule changes, we began performing these programs in parallel rather than in series. This further adversely impacted costs, as costs from rework activities associated with further design changes were multiplied through all the reflectors in the factory. Additionally, engineering, selling and administrative expenses in this segment increased in fiscal 2008 when compared with fiscal 2007, partly due to a gain recorded on the sale of our STAT network security product line in fiscal 2007.

Orders for this segment were $2.5 billion for fiscal 2008 compared with $2.0 billion for fiscal 2007. This segment derived 96 percent of its revenue from U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales through the U.S. Government, whether directly or through prime contractors, in fiscal 2008 compared with 95 percent in fiscal 2007.

Broadcast Communications Segment

			2009/2008		2008/2007
			Percent		Percent
			Increase/		Increase/
	2009	2008	(Decrease)	2007	(Decrease)
	(Dollars in millions)

Revenue	$583.6	$643.1	(9.3)%	$599.5	7.3%
Segment operating income	(238.0)	33.8	*	11.9	184.0%
% of revenue	(40.8)%	5.3%		2.0%

* Not meaningful

Fiscal 2009 Compared With Fiscal 2008:  Broadcast Communications segment revenue decreased 9.3 percent in fiscal 2009 from fiscal 2008, and this segment had an operating loss of $238.0 million in fiscal 2009 compared with operating income of $33.8 million in fiscal 2008. The operating loss in fiscal 2009 was primarily due to a $255.5 million non-cash charge for impairment of goodwill and other long-lived assets, as described in greater detail below. The global recession and postponement of capital projects significantly weakened demand. Additionally, this segment recorded charges for cost-reduction actions of $13.1 million in fiscal 2009, and these actions as well as actions taken in the prior-year have mitigated the impact of lower revenue on operating performance.

Revenue in fiscal 2009 compared with fiscal 2008 declined in both U.S. and international markets and was lower primarily as a result of declining sales in Infrastructure and Networking Solutions where the impact of the global market softness was most significant. Media and Workflow sales were lower compared with the prior fiscal year, with weakness in sales of U.S. and international traffic systems partially offset by higher sales of media server products. Transmission Systems sales were modestly lower compared with the prior fiscal year as a result of softness in the global radio market.

Although significantly lower advertising revenue in the broadcast industry continued to postpone some capital investments, we continued to have success in deploying our Harris ONE solution for interoperable workflow. This includes the capability of tying together IT-centric file-based workflows, broadcast technology for plant infrastructure, transmission systems and media enterprise software.

In the fourth quarter of fiscal 2009, we performed our annual impairment tests of our reporting units’ goodwill. Because of the global recession and postponement of capital projects which significantly weakened demand, and the general decline of peer company valuations impacting our valuation, we determined that goodwill in our Broadcast Communications segment was impaired. Accordingly, during the fourth quarter of fiscal 2009, we recorded a $255.5 million non-cash impairment charge, consisting of charges of $160.9 million, $70.2 million and $24.4 million for impairment of goodwill, amortizable intangible assets and capitalized software, respectively.

Orders for this segment were $529 million for fiscal 2009 compared with $660 million for fiscal 2008.

Fiscal 2008 Compared With Fiscal 2007:  Broadcast Communications segment revenue increased 7.3 percent in fiscal 2008 from fiscal 2007, and operating income was $33.8 million in fiscal 2008 compared with $11.9 million in fiscal 2007. Revenue growth in fiscal 2008 compared with fiscal 2007 was across all businesses in this segment. The Infrastructure and Networking Solutions business, including routers, graphics equipment and multiviewers, had double-digit revenue growth in fiscal 2008 compared with fiscal 2007. Fiscal 2008 sales of traffic and billing software solutions also improved, particularly in international markets, compared with fiscal 2007. Sales of transmission systems grew in fiscal 2008 compared with fiscal 2007 as a result of strong shipments in the U.S. market for the over-the-air digital transmission build-out.

Increasingly, large media customers selected the Harris ONE approach for workflow solutions across the entire broadcast delivery chain, tying workflow and signal flow together to improve productivity and responsiveness. Examples included projects with Chunghwa Telecom in Taiwan; Brazilian broadcaster, TV Anhanguera; the Saudi Arabia Ministry of Culture and Information for Saudi Television; Kuwait Television; RTV, the national public broadcaster in Slovenia; HD suisse, the first HD television channel in Switzerland; Sezmi, a new U.S. entertainment services company; and SBS, an Australian broadcaster.

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

Orders for this segment were $660 million for fiscal 2008 compared with $666 million for fiscal 2007.

Unallocated Corporate Expense and Corporate Eliminations

			2009/2008		2008/2007
			Percent		Percent
			Increase/		Increase/
	2009	2008	(Decrease)	2007	(Decrease)
	(Dollars in millions)

Unallocated corporate expense	$81.4	$74.0	10.0%	$65.9	12.3%
Corporate eliminations	16.9	7.3	131.5%	13.4	(45.5)%

Fiscal 2009 Compared With Fiscal 2008:  Unallocated corporate expense increased 10.0 percent to $81.4 million in fiscal 2009 from $74.0 million in fiscal 2008, primarily due to a share-based compensation charge of $4.1 million in the fourth quarter of fiscal 2009 related to the Spin-off of HSTX, and a charge of $2.4 million in the fourth quarter of fiscal 2009 related to cost-reduction actions. As a percentage of revenue, unallocated corporate expense was unchanged at 1.6 percent in fiscal 2009 and fiscal 2008. Corporate eliminations increased to $16.9 million in fiscal 2009 from $7.3 million in fiscal 2008, primarily due to higher intersegment activity involving the sale of broadcasting equipment through our Government Communications Systems segment.

Fiscal 2008 Compared With Fiscal 2007:  Unallocated corporate expense increased 12.3 percent to $74.0 million in fiscal 2008 from $65.9 million in fiscal 2007. As a percentage of revenue, unallocated corporate expense decreased to 1.6 percent in fiscal 2008 from 1.8 percent in fiscal 2007. Corporate eliminations decreased to $7.3 million in fiscal 2008 from $13.4 million in fiscal 2007, primarily due to less intersegment activity on our FTI program.

In-Process Research and Development
In connection with our acquisition of Wireless Systems, we allocated $7.0 million of the purchase price to two in-process research and development projects. These allocations represent the estimated fair value based on risk-adjusted cash flows related to these incomplete projects. At the acquisition date, the development of these projects had not yet reached technological feasibility, and the in-process research and development had no alternative future uses and did not otherwise qualify for capitalization. Accordingly, these costs were expensed as a charge to earnings and are included in the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income. In making these purchase price allocations we relied on present value calculations of income, an analysis of project accomplishments and completion costs and an assessment of overall contribution and project risk. The value assigned to the purchased in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products and discounting the net cash flows to their present value using a discount rate of 15 percent.

The two in-process research and development projects consisted of a new product platform and a new technology. As of the valuation date, the new product platform project was approximately 75 percent complete with a product launch expected at the end of calendar 2009 and had remaining costs until completion of approximately $2.1 million. As of the valuation date, the new technology project was approximately 80 percent complete with a product launch expected in early fiscal 2010 and had remaining costs until completion of approximately $1.1 million.

Discontinued Operations
In the fourth quarter of fiscal 2009, in connection with the May 27, 2009 Spin-off to our shareholders of all the shares of HSTX common stock owned by us, we eliminated as a reporting segment our former HSTX segment. In accordance with Statement 144, our historical financial results have been restated to account for HSTX as discontinued operations for all periods presented in this Report. See Note 3: Discontinued Operations for additional information regarding discontinued operations.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES

Cash Flows

	Fiscal Years Ended
	2009	2008	2007
	(Dollars in millions)

Net cash provided by operating activities	$666.8	$555.5	$443.0
Net cash used in investing activities	(864.6)	(134.6)	(382.9)
Net cash provided by (used in) financing activities	117.1	(418.6)	128.9
Effect of exchange rate changes on cash and cash equivalents	(8.1)	(0.6)	(2.0)

Net increase (decrease) in cash and cash equivalents	(88.8)	1.7	187.0
Cash and cash equivalents, beginning of year	370.0	368.3	181.3

Cash and cash equivalents, end of year	281.2	370.0	368.3
Less cash and cash equivalents of discontinued operations	—	(95.5)	(69.2)

Cash and cash equivalents of continuing operations, end of year	$281.2	$274.5	$299.1

Cash and cash equivalents:  Our Consolidated Statement of Cash Flows includes the results of HSTX through the May 27, 2009 Spin-off date. Accordingly, for fiscal 2009, our Consolidated Statement of Cash Flows, and the following analysis, includes approximately eleven months of cash flows from HSTX. All line items on our Consolidated Balance Sheet have been restated to account for HSTX as discontinued operations. Our cash and cash equivalents balance was $281.2 million and $274.5 million, as of the end of fiscal 2009 and fiscal 2008, respectively.

The increase in cash and cash equivalents from fiscal 2008 to fiscal 2009 was primarily due to $666.8 million provided by operating activities and $450.4 million of net proceeds from borrowings to partially fund acquisitions, partially offset by the $745.3 million of cash paid for acquired businesses, $132.3 million of cash used to repurchase shares of our common stock, $121.8 million of cash paid for additions of property, plant, and equipment and capitalized software, $106.6 million used to pay cash dividends, and a $100.0 million cash decrease related to the HSTX Spin-off.

Our financial position remained strong at July 3, 2009. We ended the fiscal year with cash and cash equivalents of $281.2 million; we have no long-term debt maturing until fiscal 2016; we have a five-year, senior unsecured $750 million revolving credit facility that expires in September 2013; and we do not have any material defined benefit pension plan obligations.

During the current downturn in global financial markets, some companies have experienced difficulties with liquidity of their cash equivalents, trading investment securities, drawing on revolvers, issuing debt and raising capital, which have had an adverse impact on their liquidity. Given our current cash position, outlook for funds generated from operations, credit ratings, available credit facilities, cash needs and debt structure, we have not experienced to date, and do not expect to experience, any material issues with liquidity, although we can give no assurances.

We also currently believe that existing cash, funds generated from operations, our credit facilities and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures and repurchases under our share repurchase programs for the next 12 months and the foreseeable future. We anticipate tax payments over the next three years to be approximately equal to our tax expense during the same period. We anticipate that our fiscal 2010 cash outlays may include strategic acquisitions. Other than those cash outlays noted in the “Contractual Obligations” discussion below in this MD&A, capital expenditures, potential acquisitions and repurchases under our share repurchase programs, no other significant cash outlays are anticipated in fiscal 2010 and thereafter.

There can be no assurance, however, that our business will continue to generate cash flow at current levels, that ongoing operational improvements will be achieved, or that the cost or availability of future borrowings, if any, under our commercial paper program or our credit facilities or in the debt markets will not be impacted by the ongoing credit and capital markets disruptions. If we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations, we may be required to sell assets, reduce capital expenditures, reduce or terminate our share repurchase programs, reduce or eliminate dividends, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make principal payments or pay interest on or refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense, government and broadcast communications markets and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

Net cash provided by operating activities:  Our net cash provided by operating activities was $666.8 million in fiscal 2009 compared with $555.5 million in fiscal 2008. Excluding HSTX, all of our segments had positive cash flow in fiscal 2009, and all of our segments had improved cash flow in fiscal 2009 when compared with fiscal 2008. The improvement was led by our RF Communications and Government Communications Systems segments, primarily as a result of those segments’ higher operating income.

Net cash used in investing activities:  Our net cash used in investing activities was $864.6 million in fiscal 2009 compared with $134.6 million in fiscal 2008. Net cash used in investing activities in fiscal 2009 was primarily due to $745.3 million of cash paid for acquired businesses, $98.7 million of property, plant and equipment additions and $23.1 million of capitalized software additions. Net cash used in investing activities in fiscal 2008 was primarily due to $112.9 million of property, plant and equipment additions, $33.3 million of capitalized software additions and $19.4 million of cash paid for acquisitions. This was partially offset by the net proceeds from the sale of securities and short-term investments available-for-sale of $31.0 million. Our total capital expenditures, including capitalized software, in fiscal 2010 are expected to be between $150 million and $160 million.

Net cash provided by (used in) financing activities:  Our net cash provided by financing activities was $117.1 million in fiscal 2009 compared with net cash used in financing activities of $418.6 million in fiscal 2008. Net cash provided by financing activities in fiscal 2009 was primarily due to $450.4 million of net proceeds from borrowings to partially fund acquisitions in the fourth quarter of fiscal 2009 and $5.6 million of proceeds from the exercise of employee stock options, partially offset by $132.3 million used to repurchase shares of our common stock, $106.6 million used to pay cash dividends, and a $100.0 million cash decrease related to the HSTX Spin-off.

In fiscal 2009, we issued 498,814 shares of common stock to employees under our share-based incentive plans. Net cash used in financing activities in fiscal 2008 was primarily due to $234.6 million used to repurchase shares of our common stock, $138.9 million used for net repayments of borrowings and $81.5 million used to pay cash dividends, partially offset by $45.2 million of proceeds from the exercise of employee stock options. In fiscal 2008, we issued 1,367,588 shares of common stock to employees under our share-based incentive plans.

Common Stock Repurchases
During fiscal 2009, we used $125 million to repurchase 2,722,438 shares of our common stock under our repurchase program at an average price per share of $45.91, including commissions. During fiscal 2008, we used $225 million to repurchase 3,945,136 shares of our common stock under our repurchase program at an average price per share of $57.02, including commissions. In fiscal 2009 and fiscal 2008, $7.3 million and $9.6 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares repurchased by us are cancelled and retired.

On February 27, 2009, our Board of Directors approved the new $600 million 2009 Repurchase Program. The 2009 Repurchase Program is in addition to our previous share repurchase authorization under the 2007 Repurchase Program, which had a remaining authorization of approximately $50 million at February 27, 2009. As of July 3, 2009, we have a remaining authorization to repurchase approximately $650 million in shares of our common stock on a combined basis under our Repurchase Programs. Our Repurchase Programs do not have a stated expiration date. Repurchases under our Repurchase Programs may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. Share repurchases are expected to be funded with available cash. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additional information regarding share repurchases during fiscal 2009 and our Repurchase Programs is set forth above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report.

Dividends
On August 28, 2009, our Board of Directors increased the quarterly cash dividend rate on our common stock from $.20 per share to $.22 per share, for an annualized cash dividend rate of $.88 per share, which was our eighth consecutive annual increase in our quarterly cash dividend rate. Our annualized cash dividend rate was $.80 per share, $.60 per share and $.44 per share in fiscal 2009, 2008 and 2007, respectively. There can be no assurances that our annualized cash dividend rate will continue to increase. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect that cash dividends will continue to be paid in the near future, but we can give no assurances. Additional information concerning our dividends is set forth above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report.

Capital Structure and Resources
On September 10, 2008, we entered into a five-year, senior unsecured revolving credit agreement (the “2008 Credit Agreement”) with a syndicate of lenders. The 2008 Credit Agreement provides for the extension of credit to us in the form of revolving loans, including swingline loans, and letters of credit at any time and from time to time during the term of the 2008 Credit Agreement, in an aggregate principal amount at any time outstanding not to exceed $750 million for both revolving loans and letters of credit, with a sub-limit of $50 million for swingline loans and $125 million for letters of credit. This $750 million credit facility replaces our prior $500 million credit facility established pursuant to the five-year, senior unsecured revolving credit agreement we entered into on March 31, 2005 with a syndicate of lenders. The 2008 Credit Agreement includes a provision pursuant to which, from time to time, we may request that the lenders in their discretion increase the maximum amount of commitments under the 2008 Credit Agreement by an amount not to exceed $500 million. Only consenting lenders (including new lenders reasonably acceptable to the administrative agent) will participate in any such increase. In no event will the maximum amount of credit extensions available under the 2008 Credit Agreement exceed $1.25 billion. The 2008 Credit Agreement may be used for working capital and other general corporate purposes (excluding hostile acquisitions) and to support any commercial paper that we may issue. Borrowings under the 2008 Credit Agreement may be denominated in U.S. Dollars, Euros, Sterling and any other currency acceptable to the administrative agent and the lenders, with a non-U.S. currency sub-limit of $150 million. We may designate certain wholly owned subsidiaries as borrowers under the 2008 Credit Agreement, and the obligations of any such subsidiary borrower must be guaranteed by Harris Corporation. We also may designate certain subsidiaries as unrestricted subsidiaries, which means certain of the covenants and representations in the 2008 Credit Agreement do not apply to such subsidiaries.

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

The 2008 Credit Agreement contains certain covenants, including covenants limiting: certain liens on our assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and certain investments in unrestricted subsidiaries. The 2008 Credit Agreement also requires that we not permit our ratio of consolidated total indebtedness to total capital, each as defined, to be greater than 0.60 to 1.00 and not permit our ratio of consolidated EBITDA to consolidated net interest expense, each as defined, to be less than 3.00 to 1.00 (measured on the last day of each fiscal quarter for the rolling four-quarter period then ending). We were in compliance with the covenants in the 2008 Credit Agreement in fiscal 2009. The 2008 Credit Agreement contains certain events of default, including: failure to make payments; failure to perform or observe terms, covenants and agreements; material inaccuracy of any representation or warranty; payment default under other indebtedness with a principal amount in excess of $75 million or acceleration of such indebtedness; occurrence of one or more final judgments or orders for the payment of money in excess of $75 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $75 million; any bankruptcy or insolvency; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the 2008 Credit Agreement are due and mature on September 10, 2013, unless the commitments are terminated earlier either at our request or if certain events of default occur. At July 3, 2009, we had no borrowings outstanding under the 2008 Credit Agreement, but we had $105.7 million of short-term debt outstanding under our commercial paper program, which is supported by the 2008 Credit Agreement.

On June 9, 2009, we completed the issuance of $350 million in aggregate principal amount of 6.375% Notes due June 15, 2019. Interest on the notes is payable on June 15 and December 15 of each year. We may redeem the notes at any time in whole or, from time to time, in part at the “make-whole” redemption price. The “make-whole” redemption price is equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus 37.5 basis points. In each case, we will pay accrued interest on the principal amount of the notes being redeemed to the redemption date. In addition, upon a change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the notes at a price equal to 101 percent of the aggregate principal amount of the notes repurchased, plus accrued interest on the notes repurchased to the date of repurchase. We incurred $4.1 million in debt issuance costs and discounts related to the issuance of the notes, which are being amortized on a straight-line basis over the life of the notes, which approximates the effective interest rate method, and are reflected as a portion of interest expense in our Consolidated Statement of Income.

On December 5, 2007, we completed the issuance of $400 million in aggregate principal amount of 5.95% Notes due December 1, 2017. Interest on the notes is payable on June 1 and December 1 of each year. We may redeem the notes at any time in whole or, from time to time, in part at the “make-whole” redemption price. The “make-whole” redemption price is equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus 30 basis points. In each case, we will pay accrued interest on the principal amount of the notes being redeemed to the redemption date. In addition, upon a change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the notes at a price equal to 101 percent of the aggregate principal amount of the notes repurchased, plus accrued interest on the notes repurchased to the date of repurchase. In conjunction with the issuance of the notes, we entered into treasury lock agreements to protect against fluctuations in forecasted interest payments resulting from the issuance of ten-year, fixed-rate debt due to changes in the benchmark U.S. Treasury rate. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”), these agreements were determined to be highly effective in offsetting changes in forecasted interest payments as a result of changes in the benchmark U.S. Treasury rate. Upon termination of these agreements on December 6, 2007, we recorded a loss of $5.5 million, net of income tax, in shareholders’ equity as a component of accumulated other comprehensive income. This loss, along with $5.0 million in debt issuance costs, is being amortized on a straight-line basis over the life of the notes, which approximates the effective interest rate method, and is reflected as a portion of interest expense in our Consolidated Statement of Income.

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

We have an automatically effective, universal shelf registration statement, filed with the SEC on June 3, 2009, related to the potential future issuance of an indeterminate amount of securities, including debt securities, preferred stock, common stock, fractional interests in preferred stock represented by depositary shares and warrants to purchase debt securities, preferred stock or common stock.

We have uncommitted short-term lines of credit aggregating $10.0 million from various international banks, the full amount of which was available on July 3, 2009. These lines provide for borrowings at various interest rates, typically may be terminated upon notice, may be used on such terms as mutually agreed to by the banks and us, and are reviewed annually for renewal or modification. These lines do not require compensating balances. We also have a short-term commercial paper program in place, which we may utilize to satisfy short-term cash requirements and which is supported by our 2008 Credit Agreement. As of July 3, 2009, we had $105.7 million of short-term debt outstanding under our commercial paper program.

Our debt is currently rated “BBB+” by Standard and Poor’s Rating Group and “Baa1” by Moody’s Investors Service. We expect to maintain operating ratios, fixed-charge coverage ratios and balance sheet ratios sufficient for retention of, or improvement to, these debt ratings. There are no assurances that our debt ratings will not be reduced in the future. If our debt ratings are lowered below “investment grade,” then we may not be able to issue short-term commercial paper, but may instead need to borrow under our credit facilities or pursue other options. In addition, if our debt ratings are lowered below “investment grade,” then we may also be required to provide cash collateral to support outstanding performance bonds. For a discussion of such performance bonds, see “Commercial Commitments” below. We do not currently foresee losing our investment-grade debt ratings, but no assurances can be given. If our debt ratings were downgraded, however, it could adversely impact, among other things, our future borrowing costs and access to capital markets and our ability to receive certain types of contract awards.

Contractual Obligations
At July 3, 2009, we had contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases. Payments due under these long-term obligations are as follows:

		Obligations Due by Fiscal Year
			2011	2013
			and	and	After
	Total	2010	2012	2014	2014
	(Dollars in millions)

Long-term debt	$1,178.0	$0.7	$1.3	$0.2	$1,175.8
Purchase obligations(1),(2),(3)	683.3	636.4	46.5	0.4	—
Operating lease commitments	120.7	29.5	37.0	25.0	29.2
Interest on long-term debt	661.9	69.8	139.5	139.5	313.1

Total contractual cash obligations	$2,643.9	$736.4	$224.3	$165.1	$1,518.1

(1)	Amounts did not include pension contributions and payments for various welfare and benefit plans because such amounts had not been determined beyond fiscal 2009.

(2)	The purchase obligations of $683.3 million included $476.3 million of purchase obligations related to our Government Communications Systems segment, which were fully funded under contracts with the U.S. Government, and $194.2 million of these purchase obligations related to cost-plus type contracts where our costs were fully reimbursable.

(3)	Amounts did not include unrecognized tax benefits of $23.1 million.

Off-Balance Sheet Arrangements
In accordance with the definition under SEC rules, any of the following qualify as off-balance sheet arrangements:

•	Any obligation under certain guarantee contracts;
•	A retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;
•	Any obligation, including a contingent obligation, under certain derivative instruments; and
•	Any obligation, including a contingent obligation, under a material variable interest held by the registrant in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of July 3, 2009, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our results of operations, financial condition or cash flows. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, financial condition or cash flows.

We have, from time to time, divested certain of our businesses and assets. In connection with these divestitures, we often provide representations, warranties and/or indemnities to cover various risks and unknown liabilities, such as environmental liabilities and tax liabilities. We cannot estimate the potential liability from such representations, warranties and indemnities because they relate to unknown conditions. We do not believe, however, that the liabilities relating to these representations, warranties and indemnities will have a material adverse effect on our results of operations, financial condition or cash flows.

Due to our downsizing of certain operations pursuant to acquisitions, restructuring plans or otherwise, certain properties leased by us have been sublet to third parties. In the event any of these third parties vacates any of these premises, we would be legally obligated under master lease arrangements. We believe that the financial risk of default by such sublessees is individually and in the aggregate not material to our results of operations, financial position or cash flows.

Commercial Commitments
We have entered into commercial commitments in the normal course of business including surety bonds, standby letter of credit agreements and other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers or to obtain insurance policies with our insurance carriers. At July 3, 2009, we had commercial commitments on outstanding surety bonds, standby letters of credit and other arrangements, as follows:

		Expiration of Commitments
		by Fiscal Year
					After
	Total	2010	2011	2012	2012
	(Dollars in millions)

Standby letters of credit used for:
Bids	$0.3	$0.3	$—	$—	$—
Down payments	17.2	17.2	—	—	—
Performance	66.1	51.7	7.0	0.2	7.2
Warranty	12.8	12.8	—	—	—

	96.4	82.0	7.0	0.2	7.2
Surety bonds used for:
Performance	441.0	365.5	25.5	50.0	—

	441.0	365.5	25.5	50.0	—
Guarantees (Debt and Performance)	—	—	—	—	—

Total commitments	$537.4	$447.5	$32.5	$50.2	$7.2

The level of our total commercial commitments outstanding at July 3, 2009 of $537.4 million is significantly higher than the $82.7 million outstanding at June 27, 2008. The increase is primarily attributable to our acquisition of Wireless Systems. As is customary in bidding for and completing network infrastructure projects for public safety systems, contractors are required to procure performance/bid bonds, standby letters of credit and surety bonds (collectively, “Performance Bonds”). Such Performance Bonds normally have maturities of up to three years and are standard in the industry as a way to provide customers a mechanism to seek redress if a contractor does not satisfy performance requirements under a contract. A customer is permitted to draw on a Performance Bond if we do not fulfill all terms of a project contract. In such an event, we would be obligated to reimburse the financial institution that issued the Performance Bond for the amounts paid. It has been rare for Wireless Systems and its predecessors to have a Performance Bond drawn upon. In addition, pursuant to the terms under which we procure Performance Bonds, if our credit ratings are lowered below “investment grade,” then we may be required to provide collateral to support a portion of the outstanding amount of Performance Bonds. Such a downgrade could increase the cost of the issuance of Performance Bonds and could make it more difficult to procure Performance Bonds, which would adversely impact our ability to compete for contract awards. Such collateral requirements could also result in less liquidity for other operational needs or corporate purposes.

Financial Risk Management
In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.

Foreign Exchange and Currency:  We use foreign exchange contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for our foreign currency derivatives held at July 3, 2009 would have an impact of approximately $0.2 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note 19: Derivative Instruments and Hedging Activities in the Notes for additional information.

Interest Rates:  As of July 3, 2009, we have long-term debt obligations and short-term debt under our commercial paper program subject to interest rate risk. Because the interest rates on our long-term debt obligations are fixed, and because our long-term debt is not putable (redeemable at the option of the holders of the debt prior to maturity), the interest rate risk associated with that debt on our results of operations is not material. We have a short-term variable-rate commercial paper program in place, which we may utilize to satisfy short-term cash requirements. We can give no assurances that interest rates will not change significantly or have a material effect on our income or cash flows in fiscal 2010.

Impact of Foreign Exchange
Approximately 25 percent of our international business was transacted in local currency environments in fiscal 2009 compared with 30 percent in fiscal 2008. The impact of translating the assets and liabilities of these operations to U.S. dollars is included as a component of shareholders’ equity. At July 3, 2009, the cumulative translation adjustment included in shareholders’ equity was a $17.5 million loss compared with a $46.5 million gain at June 27, 2008. We utilize foreign currency hedging instruments to minimize the currency risk of international transactions. Gains and losses resulting from currency rate fluctuations did not have a material effect on our results in fiscal 2009, 2008 or 2007.

Impact of Inflation
To the extent feasible, we have consistently followed the practice of adjusting our prices to reflect the impact of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services. Inflation and changing prices did not materially adversely impact our gross margin, revenue or operating income in fiscal 2009, 2008 or 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following is not intended to be a comprehensive list of all of our accounting policies or estimates. Our significant accounting policies are more fully described in Note 1: Significant Accounting Policies in the Notes. In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies and estimates as disclosed in the Notes. We consider the policies and estimates discussed below as critical to an understanding of our financial statements because their application places the most significant demands on our judgment, with financial reporting results relying on estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Specific risks for these critical accounting estimates are described in the following paragraphs. The impact and any associated risks related to these estimates on our business operations are discussed throughout this MD&A where such estimates affect our reported and expected financial results. Senior management has discussed the development and selection of the critical accounting policies and estimates and the related disclosure included herein with the Audit Committee of our Board of Directors. Preparation of this Report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

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

Revenue related to development and production contracts is recorded using the percentage-of-completion method generally measured by the costs incurred on each contract to date against estimated total contract costs at completion (“cost-to-cost”) with consideration given for risk of performance and estimated profit. The percentage-of-completion method of revenue recognition is primarily used in our Government Communications Systems and RF Communications segments. Revenue is recorded on certain development and production contracts within our RF Communications segment using the units-of-delivery method rather than the cost-to-cost method. Under the units-of-delivery method, sales and profits are recorded based on the ratio of actual units delivered to estimated total units to be delivered under the contract. Amounts representing contract change orders, claims or other items that may change the scope of a contract are included in revenue only when they can be reliably estimated and realization is probable. Incentives or penalties and award fees applicable to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions, which increase earnings based solely on a single significant event, generally are not recognized until the event occurs. Contracts generally are not segmented. If contracts are segmented, we have determined that they meet the segmenting criteria stated in SOP 81-1.

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

As of July 3, 2009, the amount of unbilled costs and accrued earnings on fixed-price contracts classified as Inventory in our Consolidated Balance Sheet was $305.0 million compared with $215.5 million as of June 27, 2008. These amounts include gross costs and accrued income, which is netted against billings and progress payments. A significant change in an estimate on one or more programs could have a material effect on our statement of financial position and results of operations. For example, a one percent variance in our estimate of accrued income booked as of July 3, 2009 on all open fixed-price contracts would impact our pre-tax income and our revenue from product sales and services by $12.1 million.

Provisions for Excess and Obsolete Inventory Losses
We value our inventory at the lower of cost or market. We balance the need to maintain prudent inventory levels to ensure competitive delivery performance with the risk of excess or obsolete inventory due to changing technology and customer requirements. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory primarily based on our estimated forecast of product demand, anticipated end of product life and production requirements. The review of excess and obsolete inventory applies to all of our business segments. Several factors may influence the sale and use of our inventories, including our decision to exit a product line, technological change and new product development. These factors could result in a change in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if we determine that our inventory is overvalued, we would be required to recognize such costs in the “Cost of product sales” line item in our Consolidated Statement of Income at the time of such determination. In the case of goods which have been written down below cost at the close of a fiscal year, such reduced amount is to be considered the cost for subsequent accounting purposes. We have not made any material changes in the reserve methodology used to establish our inventory loss reserves during the past three fiscal years.

As of July 3, 2009, our reserve for excess and obsolete inventory was $68.3 million, or 10.1 percent of our gross inventory balance, which compares with our reserve of $44.2 million, or 8.5 percent of our gross inventory balance, as of June 27, 2008. We recorded $8.6 million, $12.4 million and $19.3 million in inventory write-downs that either reduced our reserve for excess and obsolete inventory or our income from continuing operations before income taxes during fiscal 2009, 2008 and 2007, respectively. Although we make every reasonable effort to ensure the accuracy of our forecasts of future product demand, including the impact of planned future product launches, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Goodwill
In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”), goodwill is not amortized. Under the provisions of Statement 142, we are required to perform annual (or under certain circumstances, more frequent) impairment tests of our goodwill. We test goodwill for impairment using a two-step process. The first step is to identify potential impairment by comparing the fair value of each of our reporting units, which we define as our business segments, with its net book value, including goodwill, adjusted for allocations of corporate assets and liabilities as appropriate. If the fair value of a reporting unit exceeds its adjusted net book value, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the adjusted net book value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

We estimate fair values of our reporting units based on projected cash flows, and sales and earnings multiples applied to the latest twelve months’ sales and earnings of our reporting units. Projected cash flows are based on our best estimate of future sales, operating costs and balance sheet metrics reflecting our view of the financial and market conditions of the underlying business; and the resulting cash flows are discounted using an appropriate discount rate which reflects the risk in the forecasted cash flows. The sales and earnings multiples applied to the sales and earnings of our reporting units are based on current multiples of sales and earnings for similar businesses, and based on sales and earnings multiples paid for recent acquisitions of similar businesses made in the marketplace. We then assess whether any implied control premium, based on a comparison of fair value based purely on our stock price and outstanding shares with fair value determined by using all of the above-described models, is reasonable. We have not made any material changes during the past three fiscal years in the methodology used in the assessment of whether or not goodwill is impaired.

In the fourth quarter of fiscal 2009, we performed our annual impairment tests of our reporting units’ goodwill. Because of the global recession and postponement of capital projects which significantly weakened demand, and the general decline of peer company valuations impacting our valuation, we determined that goodwill in our Broadcast Communications segment was impaired. As a result, we recorded a $160.9 million non-cash charge for the impairment of goodwill. See Note 8: Goodwill and Note 22: Impairment of Goodwill and Other Long-Lived Assets for additional information regarding goodwill, including impairment of our Broadcast Communications segment’s goodwill.

Goodwill in our Consolidated Balance Sheet as of July 3, 2009 and June 27, 2008 was $1,507.1 million and $1,262.5 million, respectively. Although we make reasonable efforts to ensure the accuracy of our estimate of the fair value of our reporting units, future changes in the assumptions used to make these estimates or a further decline in industry conditions could result in the recording of additional impairment losses in our Broadcast Communications segment.

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

Our Consolidated Balance Sheet as of July 3, 2009 includes a current deferred tax asset of $117.2 million and a non-current deferred tax asset of $85.3 million. This compares with a current deferred tax asset of $103.9 million and a non-current deferred tax liability of $42.5 million as of June 27, 2008. For all jurisdictions for which we have net deferred tax assets, we expect that our existing levels of pre-tax earnings are sufficient to generate the amount of future taxable income needed to realize these tax assets. Our valuation allowance related to deferred income taxes, which is reflected in our Consolidated Balance Sheet, was $72.5 million as of July 3, 2009 and $84.4 million as of June 27, 2008. Although we make reasonable efforts to ensure the accuracy of our deferred tax assets, if we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, or if the potential impact of tax planning strategies changes, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

Impact of Recently Issued Accounting Pronouncements
Accounting pronouncements that have recently been issued but have not yet been implemented by us are described in Note 2: Accounting Changes or Recent Accounting Pronouncements in the Notes, which describes the potential impact that these pronouncements are expected to have on our results of operations, financial condition and cash flows.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

The following are some of the factors we believe could cause our actual results to differ materially from our historical results or our current expectations or projections. Other factors besides those listed here also could adversely affect us. See “Item 1A. Risk Factors” of this Report for more information regarding factors that might cause our results to differ materially from those expressed in or implied by the forward-looking statements contained in this Report.

•	We depend on U.S. Government customers for a significant portion of our revenue, and the loss of this relationship or a shift in U.S. Government funding priorities could have adverse consequences on our future business.
•	We depend significantly on our U.S. Government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited. The termination or failure to fund one or more of these contracts could have an adverse impact on our business.
•	We enter into fixed-price contracts that could subject us to losses in the event of cost overruns or a significant increase in inflation.
•	We derive a substantial portion of our revenue from international operations and are subject to the risks of doing business internationally, including fluctuations in currency exchange rates.
•	We may not be successful in obtaining the necessary export licenses to conduct certain operations abroad, and Congress may prevent proposed sales to certain foreign governments.
•	Our future success will depend on our ability to develop new products and technologies that achieve market acceptance in our current and future markets.
•	We participate in markets that are often subject to uncertain economic conditions, which makes it difficult to estimate growth in our markets and, as a result, future income and expenditures.
•	We cannot predict the consequences of future geo-political events, but they may adversely affect the markets in which we operate, our ability to insure against risks, our operations or our profitability.
•	We have made, and may continue to make, strategic acquisitions that involve significant risks and uncertainties.
•	Disputes with our subcontractors and the inability of our subcontractors to perform, or our key suppliers to timely deliver our components or parts, could cause our products to be produced in an untimely or unsatisfactory manner.
•	Third parties have claimed in the past and may claim in the future that we are infringing directly or indirectly upon their intellectual property rights, and third parties may infringe upon our intellectual property rights.
•	The outcome of litigation or arbitration in which we are involved is unpredictable and an adverse decision in any such matter could have a material adverse effect on our financial condition and results of operations.
•	We are subject to customer credit risk.
•	We face certain significant risk exposures and potential liabilities that may not be covered adequately by insurance or indemnity.
•	Changes in our effective tax rate may have an adverse effect on our results of operations.
•	The effects of the recession in the United States and general downturn in the global economy could have an adverse impact on our business, operating results or financial condition.
•	We have significant operations in Florida and other locations that could be materially and adversely impacted in the event of a natural disaster or other significant disruption.
•	Changes in future business conditions could cause business investments and/or recorded goodwill to become impaired, resulting in substantial losses and write-downs that would reduce our results of operations.
•	In order to be successful, we must attract and retain key employees, and failure to do so could seriously harm us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks. For a discussion of such policies and procedures and the related risks, see “Financial Risk Management” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report, which is incorporated by reference into this Item 7A.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

The management of Harris Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance, based on an appropriate cost-benefit analysis, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of July 3, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of July 3, 2009.

Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting the internal controls of the Tyco Electronics wireless systems business (“Wireless Systems”), which was acquired by the Company during the fourth quarter of fiscal 2009. Wireless Systems is included in the 2009 consolidated financial statements of the Company. Wireless Systems constituted $883.1 million and $597.5 million of total assets and net assets, respectively, as of July 3, 2009. Wireless Systems’ revenue was $47.3 million for the year ended July 3, 2009. Wireless Systems’ total assets and net assets as of July 3, 2009 were 19.8 percent and 32.0 percent of the Company’s total assets and net assets, respectively. Wireless Systems’ revenue for the year ended July 3, 2009 was 0.9 percent of the Company’s total revenue. Management will include the internal controls of Wireless Systems in its assessment of the effectiveness of the Company’s internal control over financial reporting for fiscal 2010.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 58 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Harris Corporation

We have audited the accompanying consolidated balance sheets of Harris Corporation as of July 3, 2009 and June 27, 2008, and the related consolidated statements of income, cash flows, and comprehensive income and shareholders’ equity, for each of the three years in the period ended July 3, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harris Corporation at July 3, 2009 and June 27, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 3, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harris Corporation’s internal control over financial reporting as of July 3, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 31, 2009 expressed an unqualified opinion thereon.

/s/     Ernst & Young LLP
Certified Public Accountants

West Palm Beach, Florida
August 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Harris Corporation

We have audited Harris Corporation’s internal control over financial reporting as of July 3, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Harris Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Tyco Electronics wireless systems business (“Wireless Systems”), which is included in the 2009 consolidated financial statements of Harris Corporation. Wireless Systems constituted $883.1 million and $597.5 million of total assets and net assets, respectively, as of July 3, 2009 and $47.3 million of revenues for the year then ended. Our audit of internal control over financial reporting of Harris Corporation also did not include an evaluation of the internal controls over Wireless Systems.

In our opinion, Harris Corporation maintained, in all material respects, effective internal control over financial reporting as of July 3, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harris Corporation as of July 3, 2009 and June 27, 2008, and the related consolidated statements of income, cash flows, and comprehensive income and shareholders’ equity, for each of the three years in the period ended July 3, 2009 of Harris Corporation and our report dated August 31, 2009 expressed an unqualified opinion thereon.

/s/     Ernst & Young LLP
Certified Public Accountants

West Palm Beach, Florida
August 31, 2009

CONSOLIDATED STATEMENT OF INCOME

	Fiscal Years Ended
	2009	2008	2007
	(In millions, except per share amounts)

Revenue from product sales and services
Revenue from product sales	$3,915.3	$3,544.2	$2,937.6
Revenue from services	1,089.7	1,051.9	800.3

	5,005.0	4,596.1	3,737.9
Cost of product sales and services
Cost of product sales	(2,498.0)	(2,289.7)	(1,826.3)
Cost of services	(922.2)	(855.9)	(693.5)

	(3,420.2)	(3,145.6)	(2,519.8)
Engineering, selling and administrative expenses	(791.3)	(746.5)	(656.7)
Impairment of goodwill and other long-lived assets	(255.5)	—	—
Non-operating income (loss)	(3.1)	11.4	(16.2)
Interest income	3.2	5.2	11.8
Interest expense	(52.8)	(53.1)	(38.9)

Income from continuing operations before income taxes	485.3	667.5	518.1
Income taxes	(172.9)	(214.0)	(170.9)

Income from continuing operations	312.4	453.5	347.2
Discontinued operations (including a $62.6 million loss on disposition), net of income taxes	(274.5)	(9.3)	133.2

Net income	$37.9	$444.2	$480.4

Net income per common share
Basic
Continuing operations	$2.36	$3.39	$2.62
Discontinued operations	(2.07)	(0.07)	1.01

	$0.29	$3.32	$3.63

Diluted
Continuing operations	$2.35	$3.33	$2.49
Discontinued operations	(2.07)	(0.07)	0.94

	$0.28	$3.26	$3.43

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

	July 3,	June 27,
	2009	2008
	(In millions, except shares)

Assets
Current Assets
Cash and cash equivalents	$281.2	$274.5
Marketable equity securities	3.3	19.3
Receivables	770.8	679.9
Inventories	607.2	476.0
Income taxes receivable	21.0	—
Current deferred income taxes	117.2	103.9
Other current assets	58.7	56.7
Current assets of discontinued operations	—	442.2

Total current assets	1,859.4	2,052.5
Non-current Assets
Property, plant and equipment	543.2	407.2
Goodwill	1,507.1	1,262.5
Intangible assets	335.6	236.9
Non-current deferred income taxes	85.3	—
Other non-current assets	134.5	162.7
Non-current assets of discontinued operations	—	505.7

Total non-current assets	2,605.7	2,575.0

	$4,465.1	$4,627.5

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$105.7	$0.3
Accounts payable	368.0	309.3
Compensation and benefits	224.9	170.6
Other accrued items	288.7	192.3
Advance payments and unearned income	121.7	100.2
Income taxes payable	—	22.4
Current portion of long-term debt	0.7	0.7
Current liabilities of discontinued operations	—	195.4

Total current liabilities	1,109.7	991.2
Non-current Liabilities
Non-current deferred income taxes	—	42.5
Long-term debt	1,177.3	828.0
Long-term contract liability	145.6	—
Other long-term liabilities	163.4	160.3
Non-current liabilities of discontinued operations	—	1.2

Total non-current liabilities	1,486.3	1,032.0
Minority interest in discontinued operations	—	330.3
Shareholders’ Equity
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 131,370,702 shares at July 3, 2009 and 133,594,320 shares at June 27, 2008	131.4	133.6
Other capital	466.3	453.6
Retained earnings	1,322.8	1,660.8
Accumulated other comprehensive income (loss)	(51.4)	26.0

Total shareholders’ equity	1,869.1	2,274.0

	$4,465.1	$4,627.5

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Years Ended
	2009	2008	2007
	(In millions)

Operating Activities
Net income	$37.9	$444.2	$480.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	177.7	172.2	135.2
Purchased in-process research and development write-off	7.0	1.4	15.3
Share-based compensation	41.9	38.2	28.7
Non-current deferred income taxes	(47.2)	(4.7)	(16.3)
Gain on AuthenTec, Inc. warrants	—	(5.6)	—
Gain on the sale of securities available-for-sale	—	(9.8)	—
Impairment of securities available-for-sale	7.6	—	—
Impairment of goodwill and other long-lived assets	556.5	—	—
Gain on the combination with Stratex Networks, Inc.	—	—	(163.4)
Minority interest in discontinued operations, net of income taxes	(162.5)	(7.2)	(10.5)
Loss on disposition of discontinued operations	62.6	—	—
(Increase) decrease in:
Accounts and notes receivable	32.7	(105.7)	(91.9)
Inventories	(68.3)	(51.3)	(46.0)
Increase (decrease) in:
Accounts payable and accrued expenses	72.1	65.3	91.0
Advance payments and unearned income	(17.2)	17.9	(1.2)
Income taxes	(41.3)	(6.6)	12.5
Other	7.3	7.2	9.2

Net cash provided by operating activities	666.8	555.5	443.0

Investing Activities
Cash paid for acquired businesses	(745.3)	(19.4)	(404.6)
Cash received in the combination with Stratex Networks, Inc.	—	—	33.1
Additions of property, plant and equipment	(98.7)	(112.9)	(88.8)
Additions of capitalized software	(23.1)	(33.3)	(40.3)
Cash paid for short-term investments available-for-sale	(1.2)	(9.3)	(356.0)
Proceeds from the sale of short-term investments available-for-sale	3.7	26.6	473.7
Proceeds from the sale of securities available-for-sale	—	13.7	—

Net cash used in investing activities	(864.6)	(134.6)	(382.9)

Financing Activities
Proceeds from borrowings	531.8	460.5	442.0
Repayment of borrowings	(81.4)	(599.4)	(39.3)
Payment of treasury lock	—	(8.8)	—
Proceeds from exercise of employee stock options	5.6	45.2	35.7
Repurchases of common stock	(132.3)	(234.6)	(251.3)
Cash dividends	(106.6)	(81.5)	(58.2)
Cash decrease related to spin-off of Harris Stratex Networks, Inc.	(100.0)	—	—

Net cash provided by (used in) financing activities	117.1	(418.6)	128.9

Effect of exchange rate changes on cash and cash equivalents	(8.1)	(0.6)	(2.0)

Net increase (decrease) in cash and cash equivalents	(88.8)	1.7	187.0
Cash and cash equivalents, beginning of year	370.0	368.3	181.3

Cash and cash equivalents, end of year	281.2	370.0	368.3
Less cash and cash equivalents of discontinued operations	—	(95.5)	(69.2)

Cash and cash equivalents of continuing operations, end of year	$281.2	$274.5	$299.1

Supplemental disclosure of non-cash investing and financing activities:
Formation and combination of Harris Stratex Networks, Inc.:
Contribution of 43% of Harris Microwave Communications Division assets and liabilities to the former shareholders of Stratex Networks, Inc.	$—	$—	$(117.9)

57% of the fair value of Stratex Networks, Inc. received by Harris Corporation	$—	$—	$281.3

Common stock issued in exchange for 3.5% convertible debentures, due fiscal 2023	$—	$163.5	$—

Distribution of Harris Stratex Networks, Inc. common stock owned by Harris Corporation to Harris Corporation shareholders	$173.1	$—	$—

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME AND SHAREHOLDERS’ EQUITY

				Accumulated
				Other
	Common	Other	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
	(In millions, except share and per share amounts)

Balance at June 30, 2006	$132.8	$264.8	$1,252.8	$11.7	$1,662.1
Net income	—	—	480.4	—	480.4
Foreign currency translation	—	—	—	12.5	12.5
Net unrealized gain on hedging derivatives, net of income taxes of $(0.0)	—	—	—	0.1	0.1
Net unrealized loss on securities available-for-sale, net of income taxes of $(9.9)	—	—	—	16.7	16.7

Comprehensive income					509.7
Adjustment for initial implementation of Statement 158, net of income taxes of $10.8	—	—	—	(22.4)	(22.4)
Shares issued under stock incentive plans	1.7	37.1	—	—	38.8
Share-based compensation expense	—	24.6	—	—	24.6
Debt converted to shares of common stock	—	0.5	—	—	0.5
Repurchases and retirement of common stock	(4.9)	(43.9)	(202.5)	—	(251.3)
Cash dividends ($0.44 per share)	—	—	(58.2)	—	(58.2)

Balance at June 29, 2007	129.6	283.1	1,472.5	18.6	1,903.8
Net income	—	—	444.2	—	444.2
Foreign currency translation	—	—	—	22.2	22.2
Net unrealized loss on hedging derivatives, net of income taxes of $0.7	—	—	—	(1.1)	(1.1)
Net unrealized loss on securities available-for-sale, net of income taxes of $7.3	—	—	—	(11.9)	(11.9)
Loss on treasury lock, net of income taxes of $3.2	—	—	—	(5.2)	(5.2)
Net unrecognized pension obligation, net of income taxes of $(1.6)	—	—	—	3.4	3.4

Comprehensive income					451.6
Shares issued under stock incentive plans	1.4	37.9	—	—	39.3
Share-based compensation expense	—	31.8	—	—	31.8
Debt converted to shares of common stock	6.6	156.9	—	—	163.5
Repurchases and retirement of common stock	(4.0)	(56.1)	(174.5)	—	(234.6)
Adjustment for initial implementation of FIN 48	—	—	0.1	—	0.1
Cash dividends ($0.60 per share)	—	—	(81.5)	—	(81.5)

Balance at June 27, 2008	133.6	453.6	1,660.8	26.0	2,274.0
Net income	—	—	37.9	—	37.9
Foreign currency translation	—	—	—	(64.0)	(64.0)
Net unrealized gain on hedging derivatives, net of income taxes of $(1.4)	—	—	—	2.3	2.3
Net unrealized loss on securities available-for-sale, net of income taxes of $3.1	—	—	—	(5.0)	(5.0)
Amortization of loss on treasury lock, net of income taxes of $(0.4)	—	—	—	0.6	0.6
Net unrecognized pension obligation, net of income taxes of $6.9	—	—	—	(11.3)	(11.3)

Comprehensive loss					(39.5)
Shares issued under stock incentive plans	0.5	7.2			7.7
Share-based compensation expense	—	39.2	—	—	39.2
Repurchases and retirement of common stock	(2.7)	(33.7)	(95.9)	—	(132.3)
Spin-off of Harris Stratex Networks, Inc.	—	—	(173.1)	—	(173.1)
Cash dividends ($.80 per share)	—	—	(106.6)	—	(106.6)
Statement 158 transition adjustment	—	—	(0.3)	—	(0.3)

Balance at July 3, 2009	$131.4	$466.3	$1,322.8	$(51.4)	$1,869.1

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — Our Consolidated Financial Statements include the accounts of Harris Corporation and its consolidated subsidiaries. As used in these Notes to Consolidated Financial Statements (these “Notes”), the terms “Harris,” “we,” “our” and “us” refer to Harris Corporation and its consolidated subsidiaries. Significant intercompany transactions and accounts have been eliminated.

In the fourth quarter of fiscal 2009, in connection with the May 27, 2009 spin-off (the “Spin-off”) in the form of a taxable pro rata dividend to our shareholders of all the shares of Harris Stratex Networks, Inc. (“HSTX”) common stock owned by us, we eliminated as a reporting segment our former HSTX segment, which is reported as discontinued operations in this Report. Until the Spin-off, HSTX (formerly our Microwave Communications segment), a provider of wireless network solutions, was our majority-owned subsidiary, and HSTX’s results of operations and financial position were consolidated into our financial statements. Subsequent to the Spin-off, we no longer own an equity interest in HSTX and, therefore, HSTX no longer constitutes part of our business operations. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”), our historical financial results have been restated to account for HSTX as discontinued operations for all periods presented in this Annual Report on Form 10-K (this “Report”). See Note 3: Discontinued Operations for additional information regarding discontinued operations.

Unless otherwise specified, disclosures in the Notes relate solely to our continuing operations.

Use of Estimates — Our Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles and require management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. These estimates are based on experience and other information available prior to issuance of the Consolidated Financial Statements. Materially different results can occur as circumstances change and additional information becomes known.

Fiscal Year — Our fiscal year ends on the Friday nearest June 30. Fiscal 2009 includes 53 weeks. Each of fiscal 2008 and 2007 includes 52 weeks.

Cash and Cash Equivalents — Cash equivalents are temporary cash investments with a maturity of three or fewer months when purchased. These investments include accrued interest and are carried at the lower of cost or market.

Marketable Equity Securities — Marketable equity securities available-for-sale are accounted for in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“Statement 115”), and are classified accordingly at the time of purchase. We consider all our available-for-sale securities as available for use in our current operations. All of our marketable equity securities are classified as available-for-sale and are stated at fair value, with unrealized gains and losses, net of taxes, included as a separate component of shareholders’ equity. Realized gains and losses from marketable equity securities available-for-sale are determined using the specific identification method. In instances where a security is subject to transfer restrictions, the value of the security is based primarily on the quoted price of the same security without restriction but may be reduced by an amount estimated to reflect such restrictions. If an “other-than-temporary” impairment is determined to exist, the difference between the value of the investment security recorded on the financial statements and our current estimate of fair value is recognized as a charge to earnings in the period in which the impairment is determined.

The cost basis of marketable equity securities available-for-sale, consisting primarily of shares of common stock of AuthenTec, Inc. (“AuthenTec”), was $3.7 million and $11.5 million at July 3, 2009 and June 27, 2008, respectively.

Selected Investments — Selected investments are investments in securities that do not have readily determinable fair values. Selected investments are accounted for using the cost method of accounting and are evaluated for impairment if cost exceeds fair value. The determination of fair value requires management to obtain independent appraisals, or to estimate the value of the securities without an independent appraisal based upon available information such as projected cash flows, comparable market prices of similar companies, recent acquisitions of similar companies made in the marketplace and a review of the financial and market conditions of the underlying company. In fiscal 2007, the “Non-operating income (loss)” line item in our Consolidated Statement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Income included a write-down of $19.8 million related to our investment in Terion, Inc. (“Terion”) due to an other-than-temporary impairment in the first quarter of fiscal 2007, and a $1.8 million gain in the third quarter of fiscal 2007 resulting from proceeds received from Terion following Terion’s sale of substantially all of its assets on January 10, 2007. As a result of our receipt of proceeds from Terion following the sale in fiscal 2007 as described above, we did not have any selected investments at July 3, 2009 or June 27, 2008.

Fair Value of Financial Instruments — The carrying amounts reflected in our Consolidated Balance Sheet for cash and cash equivalents, marketable equity securities available-for-sale, accounts receivable, non-current receivables, notes receivable, accounts payable and short-term and long-term debt approximate their fair values. Fair values for long-term debt are based primarily on quoted market prices for those or similar instruments. A discussion of fair values for our derivative financial instruments is included under the caption “Financial Instruments and Risk Management” in this Note 1: Significant Accounting Policies.

Accounts Receivable — We record receivables at net realizable value and they do not bear interest. This value includes an allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances which is charged to the provision for doubtful accounts. We calculate this allowance based on our history of write-offs, level of past due accounts and economic status of the customers. We consider a receivable delinquent if it is unpaid after the term of the related invoice has expired. Write-offs are recorded at the time a customer receivable is deemed uncollectible. See Note 5: Receivables for additional information regarding accounts receivable.

Inventories — Inventories are valued at the lower of cost (determined by average and first-in, first-out methods) or market. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. See Note 6: Inventories for additional information regarding inventories.

Property, Plant and Equipment — Property, plant and equipment are carried on the basis of cost. Depreciation of buildings, machinery and equipment is computed by the straight-line and accelerated methods. The estimated useful lives of buildings generally range between 3 and 45 years. The estimated useful lives of machinery and equipment generally range between 2 and 10 years. Software capitalized for internal use is accounted for in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Amortization of internal-use software begins when the software is put into service and is based on the expected useful life of the software. The useful lives over which we amortize internal-use software generally range between 2 and 7 years. See Note 7: Property, Plant and Equipment for additional information regarding property, plant and equipment.

Goodwill and Indefinite-Lived Intangible Assets — In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”), goodwill and indefinite-lived intangible assets are not amortized. Under the provisions of Statement 142, we are required to perform annual (or under certain circumstances, more frequent) impairment tests of our goodwill and indefinite-lived intangible assets. We test indefinite-lived intangible assets for impairment by comparing their fair value (determined by forecasting future cash flows) against their carrying value. We test goodwill for impairment using a two-step process. The first step is to identify potential impairment by comparing the fair value of each of our reporting units, which we define as our business segments, with its net book value, including goodwill, adjusted for allocations of corporate assets and liabilities as appropriate. If the fair value of a reporting unit exceeds its adjusted net book value, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the adjusted net book value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. See Note 8: Goodwill, Note 9: Intangible Assets and Note 22: Impairment of Goodwill and Other Long-Lived Assets for additional information regarding goodwill and intangible assets, including goodwill and intangible asset impairment charges recorded in fiscal 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets, Including Finite-Lived Intangible Assets — Long-lived assets, including finite-lived intangible assets, are amortized on a straight-line basis over their useful lives. We assess the recoverability of the carrying value of our long-lived assets, including intangible assets with finite useful lives, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. We evaluate the recoverability of such assets based upon the expectations of undiscounted cash flows from such assets. If the sum of the expected future undiscounted cash flows were less than the carrying amount of the asset, a loss would be recognized for the difference between the fair value and the carrying amount. See Note 7: Property, Plant and Equipment, Note 9: Intangible Assets and Note 22: Impairment of Goodwill and Other Long-Lived Assets for additional information regarding long-lived assets and intangible assets, including impairment charges recorded in fiscal 2009.

Capitalized Software to Be Sold, Leased or Otherwise Marketed — Capitalized software to be sold, leased or otherwise marketed is accounted for in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“Statement 86”). Costs incurred to acquire or create a computer software product are expensed when incurred as research and development until technological feasibility has been established for the product, at which point such costs are capitalized. Technological feasibility is normally established upon completion of a detailed program design. Capitalization of computer software costs ceases when the product is available for general release to customers. Costs of reproduction, documentation, training materials, physical packaging, maintenance and customer support are charged to cost of products sold as incurred. Capitalized software is evaluated for impairment periodically by comparing the unamortized capitalized costs of a computer software product to the net realizable value of that product. In the fourth quarter of fiscal 2009, we recorded a $24.4 million write-down of capitalized software in our Broadcast Communications segment based on current market conditions that have resulted in reduced levels of capital expenditures, including demand for Broadcast Communications’ software products. See Note 22: Impairment of Goodwill and Other Long-Lived Assets for additional information regarding impairment charges recorded in fiscal 2009. In the third quarter of fiscal 2007, we recorded an $18.9 million write-down of capitalized software in our Broadcast Communications segment. The write-down was a result of management’s decision to discontinue an automation software development effort. These write-downs are included in the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income.

Capitalized software accounted for under Statement 86 had a net carrying value of $22.4 million at July 3, 2009 and $42.3 million at June 27, 2008. Total amortization expense related to these capitalized software amounts for fiscal 2009, 2008 and 2007 was $4.7 million, $3.8 million and $1.8 million, respectively. The annual amortization of capitalized software costs is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Based on this policy, the useful lives over which we amortize costs of computer software to be sold, leased or otherwise marketed range from three years to seven years. Amortization commences when the product is available for general release to customers. The capitalized costs, net of accumulated amortization, are reflected in the “Other non-current assets” line item in our Consolidated Balance Sheet. The amortization of capitalized software is included in the “Cost of product sales” line item in our Consolidated Statement of Income.

Other Assets and Liabilities — No current assets other than those already set forth in the line items in our Consolidated Balance Sheet exceeded 5 percent of our total current assets as of July 3, 2009 or June 27, 2008. No assets within the “Other non-current assets” line item in our Consolidated Balance Sheet exceeded 5 percent of total assets as of July 3, 2009 or June 27, 2008. No accrued liabilities or expenses within the “Other accrued items” or “Other long-term liabilities” line items in our Consolidated Balance Sheet exceeded 5 percent of our total current liabilities or total liabilities, respectively, as of July 3, 2009 or June 27, 2008. Also, see the caption “Reclassifications” in this Note 1: Significant Accounting Policies for additional information regarding other assets and liabilities.

Income Taxes — We follow the liability method of accounting for income taxes. We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in our Consolidated Balance Sheet, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the balance sheet and provide necessary valuation allowances as required. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reversals of existing temporary differences and tax planning strategies. See Note 23: Income Taxes for additional information regarding income taxes.

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

On product sales in our RF Communications, Broadcast Communications and Government Communications Systems segments, we provide for future warranty costs upon product delivery. The specific terms and conditions of those warranties vary depending upon the product sold, customer and country in which we do business. In the case of products sold by us, our warranties start from the shipment, delivery or customer acceptance date and continue as follows:

Segment	Warranty Periods

RF Communications	One to twelve years
Broadcast Communications	One to five years
Government Communications Systems	One year

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

Automation software products sold by our Broadcast Communications segment generally carry a 90-day warranty from the date of shipment. Our liability under these warranties is either to provide a corrected copy of any portion of the software found not to be in substantial compliance with the specifications or, if we are unable to do so, to provide a full refund.

Software license agreements and sales contracts for products in our Broadcast Communications segment generally include provisions for indemnifying customers against certain specified liabilities should that segment’s products infringe certain intellectual property rights of third parties. Certain of our Broadcast Communications transmission systems customers have notified us of potential claims against us based on these standard indemnification provisions included in sales contracts between us and these customers. These indemnification claims arise from litigation brought by a third-party patent licensing company asserting alleged technology rights against these customers. We are cooperating with these customers in efforts to mitigate their litigation exposure. To date, we have not incurred material costs as a result of such indemnification and have not accrued any liabilities related to such obligations in our Consolidated Financial Statements. See Note 10: Accrued Warranties for additional information regarding warranties.

Foreign Currency Translation — The functional currency for most international subsidiaries is the local currency. Assets and liabilities are translated at current rates of exchange and income and expense items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are recorded as a separate component of shareholders’ equity.

Stock Options and Other Share-Based Compensation — In accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“Statement 123R”), we measure compensation cost for all share-based payments (including employee stock options) at fair value and recognize cost over the vesting period. It is our policy to issue shares when options are exercised. We have also repurchased shares of our common stock to offset the dilutive effect of shares issued under our stock incentive plans. See Note 14: Stock Options and Other Share-Based Compensation for additional information regarding share-based compensation.

Restructuring Costs — In accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“Statement 146”), we record restructuring charges for sales or terminations of product lines, closures or relocations of business activities, changes in management structure, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fundamental reorganizations that affect the nature and focus of operations. Such costs include one-time termination benefits, contract termination costs and costs to consolidate facilities or relocate employees. We record these charges at their fair value when incurred. In cases where employees are required to render service until they are terminated in order to receive the termination benefits and will be retained beyond the minimum retention period, we record the expense ratably over the future service period. These charges are included as a component of the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income.

During the fourth quarter of fiscal 2009, due to the global economic slowdown, pressure on Department of Defense (“DoD”) spending, and contract delays, we announced a number of cost-reduction actions across our business segments and at our corporate headquarters. In accordance with Statement 146, we recorded charges, net of government cost reimbursement, of $17.8 million for severance and other employee-related exit costs and $4.5 million related to consolidation of facilities. As of the end of fiscal 2009, we have recorded liabilities associated with these restructuring activities of $26.5 million, of which the majority will be paid within the next twelve months.

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

Contracts are combined when specific aggregation criteria stated in AICPA’s Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”) are met. Criteria generally include closely interrelated activities performed for a single customer within the same economic environment. Contracts generally are not segmented. If contracts are segmented, we have determined that they meet the segmenting criteria stated in SOP 81-1. Amounts representing contract change orders, claims or other items are included in sales only when they can be reliably estimated and realization is probable. Incentives or penalties and awards applicable to performance on contracts are considered in estimating sales and profit rates and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions, which increase earnings based solely on a single significant event, are generally not recognized until the event occurs. When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period. Anticipated losses on contracts or programs in progress are charged to earnings when identified.

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

RF Communications segment:  Revenue in our RF Communications segment primarily relates to product and services sales. Revenue recognition from development and production contracts and product and services sales follows the same policies as stated under our Government Communications Systems segment’s revenue recognition policy above except that our RF Communications segment also uses the units-of-delivery method of accounting as well as the cost-to-cost method of accounting for production contracts that call for the delivery of larger quantities

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of products. Under the units-of-delivery method, sales and profits are recorded based on the ratio of actual units delivered to estimated total units to be delivered under the contract.

Broadcast Communications segment:  Revenue in our Broadcast Communications segment primarily relates to product and services sales and software licenses. Revenue recognition from development and production contracts and product and services sales follows the same policies as stated under our Government Communications Systems segment’s revenue recognition policy above. This segment derives a portion of its revenue from the licensing of software with multi-year maintenance arrangements. The amount of revenue allocated to undelivered elements under these bundled software licenses is based on the vendor-specific objective evidence of fair value for those elements using the residual method. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is recorded as unearned, and the difference between the total arrangement fee and the amount recorded as unearned for the undelivered elements is recognized as revenue related to delivered elements. Unearned revenue due to undelivered elements is recognized ratably on a straight-line basis over the maintenance agreement. In the case of software products for which we sell term-based licenses including multi-year maintenance agreements, but do not have vendor-specific objective evidence on the undelivered element, the entire arrangement is recognized ratably on a straight-line basis over the term of the license.

Other:  Royalty income is included as a component of the “Non-operating income (loss)” line item in our Consolidated Statement of Income and is recognized on the basis of terms specified in contractual agreements. Shipping and handling fees billed to customers are included in the “Revenue from product sales” line item in our Consolidated Statement of Income and the associated costs are included in the “Cost of product sales” line item in our Consolidated Statement of Income. Also, we record taxes collected from customers and remitted to governmental authorities on a net basis in that they are excluded from revenues.

Retirement Benefits — As of July 3, 2009, we provide retirement benefits to substantially all U.S.-based employees primarily through a defined contribution retirement plan having matching and savings elements. Contributions by us to the retirement plan are based on employees’ savings with no other funding requirements. Fiscal 2007 retirement plans included a profit sharing component of $38.4 million. We may make additional contributions to the retirement plan at our discretion. Retirement benefits also include an unfunded limited healthcare plan for U.S.-based retirees and employees on long-term disability. We accrue the estimated cost of these medical benefits, which are not material, during an employee’s active service life.

Retirement plan expenses amounted to $31.9 million in fiscal 2009, $33.2 million in fiscal 2008 and $81.1 million in fiscal 2007. Fiscal 2009 and 2008 profit sharing under our performance reward plan is recorded as compensation expense.

Environmental Expenditures — We capitalize environmental expenditures that increase the life or efficiency of property or that reduce or prevent environmental contamination. We accrue environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable.

We are named as a potentially responsible party at 14 sites where future liabilities could exist. These sites include 2 sites owned by us, 8 sites associated with our former graphics or semiconductor locations and 4 treatment or disposal sites not owned by us that contain hazardous substances allegedly attributable to us from past operations. Additionally, future liabilities could exist at 7 sites acquired by us as part of our acquisition of the Tyco Electronics wireless systems business. Based on an assessment of relevant factors, we have estimated that our discounted liability under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and other environmental statutes and regulations for identified sites, using a 6.5 percent discount rate, is approximately $6.3 million. The current portion of this liability is included in the “Other accrued items” line item and the non-current portion is included in the “Other long-term liabilities” line item in our Consolidated Balance Sheet. The expected aggregate undiscounted amount that will be incurred over the next 15 to 20 years (depending on the number of years for each site) is approximately $9.1 million. The expected payments for the next five years are: fiscal 2010 — $1.0 million; fiscal 2011 — $1.3 million; fiscal 2012 — $0.8 million; fiscal 2013 — $0.7 million; fiscal 2014 — $0.8 million; and the aggregate amount thereafter is approximately $4.5 million. The relevant factors we considered in estimating our potential liabilities under the Superfund Act and other environmental statutes and regulations include cost-sharing agreements with other parties and the potential indemnification from successor and predecessor owners of these sites. We do not believe that uncertainties with respect to these relevant factors would materially affect our potential liability under the Superfund Act and other environmental statutes and regulations.

Financial Guarantees and Commercial Commitments — Guarantees are contingent commitments issued to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issuances, bond financings and similar transactions. At July 3, 2009, there are no such contingent commitments, nor are any guarantees accrued for in our Consolidated Balance Sheet.

We have entered into commercial commitments in the normal course of business including surety bonds, standby letter of credit agreements and other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers and to obtain insurance policies with our insurance carriers. At July 3, 2009, we had total commercial commitments, including debt and performance guarantees, of $537.4 million.

Financial Instruments and Risk Management — In the normal course of doing business, we are exposed to global market risks, including the effect of changes in foreign currency exchange rates. We use derivative instruments to manage our exposure to such risks and formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions. Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“Statement 133”) requires us to recognize all derivatives in our Consolidated Balance Sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. We do not hold or issue derivatives for trading purposes. See Note 19: Derivative Instruments and Hedging Activities for additional information regarding our use of derivative instruments.

Net Income Per Share — Net income per share is based upon the weighted average number of common and common equivalent shares outstanding during each year. See Note 15: Income From Continuing Operations Per Diluted Share for additional information regarding net income per share.

Reclassifications — Certain prior-year amounts have been reclassified in our Consolidated Financial Statements to conform with current-year classifications. These reclassifications include:

•	Reclassifying $5.8 million and $63.1 million of investments associated with our non-qualified deferred compensation plans from the “Compensation and benefits” line item to the “Other current assets” and “Other non-current assets” line items, respectively, in our Consolidated Balance Sheet;

•	Reclassifying $58.6 million of obligations to pay benefits under our non-qualified deferred compensation plans from the “Compensation and benefits” line item to the “Other long-term liabilities” line item in our Consolidated Balance Sheet; and

•	Reclassifying $14.1 million of advance payments on extended warranty contracts from the “Advanced payments and unearned income” line item to the “Other long-term liabilities” line item in our Consolidated Balance Sheet.

NOTE 2:	ACCOUNTING CHANGES OR RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”), which sets out a consistent framework for preparers to use to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”) uses a two-step approach wherein a tax benefit is recognized if a position is more likely than not to be sustained. The amount of the benefit to be recognized is the largest amount that has a greater than 50 percent likelihood of being ultimately sustained. FIN 48 also sets out disclosure requirements to enhance transparency of an entity’s tax reserves. We implemented FIN 48 effective June 30, 2007, which was the beginning of our fiscal 2008. See Note 23: Income Taxes for information regarding the impact on our financial position of implementing FIN 48.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statement 158 also requires an employer to measure the funded status of a plan as of the date of the employer’s year-end balance sheet, with limited exceptions. This portion of Statement 158 is effective for fiscal years ending after December 15, 2008, which for us was fiscal 2009 (which ended July 3, 2009). In the fourth quarter of fiscal 2009, we adopted the portion of Statement 158 that requires an employer to measure the funded status of a plan as of the date of the employer’s year-end balance sheet. Certain of our plans had measurement dates that did not coincide with our fiscal year end and thus we were required to change their measurement dates in fiscal 2009. The change in measurement dates did not materially impact our financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Statement 157 applies under other accounting pronouncements that require fair value measurement in which the FASB concluded that fair value was the relevant measurement, but does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which defers the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, which for us is our fiscal 2010. We adopted Statement 157 in the first quarter of fiscal 2009 and there was no impact to our financial position, results of operations or cash flows. In accordance with FSP FAS 157-2, we elected to defer until fiscal 2010 the adoption of Statement 157 for nonfinancial assets (including items such as goodwill, other intangible assets and long-lived assets) and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not currently anticipate that the adoption of Statement 157 for nonfinancial assets and nonfinancial liabilities will materially impact our financial position, results of operations or cash flows. See Note 24: Fair Value Measurements for disclosures required by Statement 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement 159”). Statement 159 allows companies to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, all unrealized gains or losses in fair value for that instrument shall be reported in earnings at each subsequent reporting date. We adopted Statement 159 in the first quarter of fiscal 2009 but have not elected the fair value option for any eligible financial instruments as of July 3, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“Statement 141R”). Statement 141R requires that, upon a business combination, the acquired assets, assumed liabilities, contractual contingencies and contingent liabilities be recognized and measured at their fair value at the acquisition date. Statement 141R also requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred. In addition, Statement 141R requires that acquired in-process research and development be measured at fair value and capitalized as an indefinite-lived intangible asset, and it is therefore not subject to amortization until the project is completed or abandoned. Statement 141R also requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties that are recognized after the measurement period be recognized in income tax expense. Statement 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us is our fiscal 2010, which started on July 4, 2009. While adoption of Statement 141R is not expected to materially impact our financial position, results of operations or cash flows directly, Statement 141R is expected to have a significant effect on the accounting for any acquisitions we make subsequent to July 3, 2009.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“Statement 161”). Statement 161 applies to all derivative instruments, including bifurcated derivative instruments (and to nonderivative instruments that are designated and qualify as hedging instruments pursuant to paragraphs 37 and 42 of Statement 133) and related hedged items accounted for under Statement 133. Statement 161 amends and expands the disclosure requirements of Statement 133 to provide greater transparency as to (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, Statement 161 requires qualitative

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disclosures about objectives and strategies for using derivatives, quantitative disclosures about the volume of derivative activity and fair value amounts of, and gains and losses on, derivative instruments including location of such amounts in the consolidated financial statements, and disclosures about credit-risk-related contingent features in derivative agreements. We adopted Statement 161 in the third quarter of fiscal 2009, and there was no impact to our financial position, results of operations or cash flows. See Note 19: Derivative Instruments and Hedging Activities for disclosures required by Statement 161.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determining the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets accounted for pursuant to Statement 142. FSP FAS 142-3 amends Statement 142 to require an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions. In the absence of such experience, FSP FAS 142-3 requires an entity to consider assumptions that market participants would use (consistent with the highest and best use of the asset by market participants), adjusted for entity-specific factors. FSP FAS 142-3 also requires incremental disclosures for renewable intangible assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, which for us is our fiscal 2010, which started on July 4, 2009. FSP FAS 142-3 is to be applied prospectively to intangible assets acquired after the effective date, and the incremental disclosure requirements for renewable intangible assets are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. While adoption of FSP FAS 142-3 is not expected to materially impact our financial position, results of operations or cash flows directly, the effect of FSP FAS 142-3 on the accounting for any acquisitions we make subsequent to July 3, 2009 will depend on the facts and circumstances of those acquisitions.

In June 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 states that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities and, accordingly, should be included in the two-class method of calculating earnings per share (“EPS”) under Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 also includes guidance on allocating earnings pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, which for us is our fiscal 2010. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) shall be adjusted retrospectively. We do not currently anticipate that the implementation of FSP EITF 03-6-1 will materially impact our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141R-1”). Under FSP FAS 141R-1, assets and liabilities arising from contingencies in a business combination are to be recognized at fair value at the acquisition date if the acquisition-date fair value can be determined during the measurement period. In cases where acquisition-date fair values cannot be determined during the measurement period, an asset or liability shall be recognized at the acquisition date at amounts based on guidance in Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss” if certain other criteria are met. FSP FAS 141R-1 also expands the disclosure requirements of Statement 141R to provide additional information about business combination-related contingencies in footnotes describing business combinations. FSP FAS 141R-1 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us is our fiscal 2010, which started on July 4, 2009. While adoption of FSP FAS 141R-1 is not expected to materially impact our financial position, results of operations or cash flows directly, FSP FAS 141R-1 may have a significant effect on the accounting for any acquisitions we make subsequent to July 3, 2009.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 extends the annual disclosure requirements of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” (“Statement 107”) to interim reporting periods. Statement 107 requires disclosures of the fair value of all financial instruments (whether recognized or not in the statement of financial position), except for those specifically listed in paragraph 8 of Statement 107, when practicable to do so. In addition, FSP FAS 107-1 requires fair value information disclosed in the notes to financial statements to be presented together with the related carrying amount of the financial instruments in a form that clearly distinguishes between assets and liabilities and indicates how the carrying

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts relate to what is reported on the statement of financial position. An entity must also disclose the methods and significant assumptions used to estimate the fair value of the financial instruments and describe any changes in these methods and significant assumptions. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009, which for us is the first quarter of our fiscal 2010. We do not currently anticipate that the implementation of FSP FAS 107-1 will materially impact our financial position, results of operations or cash flows.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“Statement 165”). Statement 165 is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued, in the case of public entities. Specifically, Statement 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Statement 165 is effective for interim or annual reporting periods ending after June 15, 2009, which for us was fiscal 2009 (which ended July 3, 2009). We adopted Statement 165 in the fourth quarter of fiscal 2009, and have evaluated any subsequent events through the date of filing of this Report (August 31, 2009), and there was no impact to our financial position, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“Statement 168”). Statement 168 replaces Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”): authoritative and nonauthoritative. The FASB Accounting Standards Codificationtm (the “Codification”) will become the source of authoritative U.S. accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which continue to be sources of authoritative GAAP for SEC registrants. All nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. Statement 168 is effective for interim and annual reporting periods ending after September 15, 2009, which for us is the first quarter of our fiscal 2010, at which time we will begin using the new guidelines and numbering system prescribed by the Codification when referring to GAAP. As the Codification is not intended to change existing GAAP for public entities, we do not currently anticipate that the implementation of Statement 168 will materially impact our financial position, results of operations or cash flows.

NOTE 3:	DISCONTINUED OPERATIONS

On March 31, 2009, we announced that our Board of Directors approved the Spin-off of all the shares of HSTX owned by us to our shareholders. On May 27, 2009, we completed the Spin-off through the distribution of our ownership of approximately 56 percent of the outstanding shares of HSTX in the form of a taxable pro rata dividend to our shareholders. Each of our shareholders received approximately 0.248418 of a share of HSTX Class A common stock for each share of our common stock such shareholder held as of 5:30 p.m. Eastern Time on May 13, 2009, the record date for the Spin-off. The distribution ratio was based on the number of shares of HSTX Class B common stock owned by us, which we exchanged for an equal number of shares of HSTX Class A common stock prior to the distribution in order to effect the Spin-off, divided by the number of shares of our common stock and common stock equivalents outstanding on the record date. Our shareholders of record on the record date received cash in lieu of any fraction of a HSTX share that they would have otherwise received in the Spin-off. In aggregate, we distributed 32,913,377 shares of HSTX Class A common stock to our shareholders. Based upon the $5.26 per share closing price for the HSTX Class A common stock on the NASDAQ Global Market on May 26, 2009, the day prior to the date of the distribution, the aggregate market value of the shares distributed was $173.1 million. In accordance with Statement 144, our historical financial results have been restated to account for HSTX as discontinued operations for all periods presented in this Report.

Prior to the Spin-off of HSTX, as of the end of the second quarter of fiscal 2009, based on the current global economic environment and the decline of the market capitalization of HSTX, we performed an interim review for impairment of HSTX’s goodwill and its other indefinite-lived intangible assets, consisting solely of the Stratex trade name. To test for potential impairment of HSTX’s goodwill, we determined the fair value of HSTX based on projected discounted cash flows and market-based multiples applied to sales and earnings. The results indicated an impairment of goodwill because the current carrying value of the segment exceeded its fair value. We then allocated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

this fair value to HSTX’s underlying assets and liabilities to determine the implied fair value of goodwill, resulting in a $279.0 million charge to write down all of HSTX’s goodwill. We determined the fair value of the Stratex trade name by performing a projected discounted cash flow analysis based on the relief-from-royalty approach, resulting in a $22.0 million charge to write down a majority of the carrying value of the Stratex trade name. Substantially all of the goodwill and the Stratex trade name were recorded in connection with the combination of Stratex and our Microwave Communications Division in January 2007.

Summarized financial information for our discontinued operations is as follows:

	2009	2008	2007
		(In millions)

Revenue from product sales and services	$594.6	$718.4	$508.0

Income (loss) before income taxes and minority interest	$(340.8)	$(29.0)	$142.7
Income taxes	(33.6)	12.5	(20.0)
Minority interest in discontinued operations	162.5	7.2	10.5

Income (loss) from discontinued operations	(211.9)	(9.3)	133.2
Loss on the disposition of discontinued operations, including income tax expense of $11.1 million	(62.6)	—	—

Discontinued operations, net of income taxes	$(274.5)	$(9.3)	$133.2

Current assets	$—	$442.2
Total assets	—	947.9
Current liabilities	—	195.4
Total liabilities	—	196.6
Minority interest in discontinued operations	—	330.3
Net assets of discontinued operations	—	421.0

Unless otherwise specified, the information set forth in the other Notes relates solely to our continuing operations.

NOTE 4:	BUSINESS COMBINATIONS

During fiscal 2009 we made the following significant acquisition:

•	Acquisition of Tyco Electronics Wireless Systems Business. On May 29, 2009, we acquired substantially all of the assets of the Tyco Electronics wireless systems business (“Wireless Systems”) (formerly known as M/A-COM), an established provider of mission-critical wireless communications systems for law enforcement, fire and rescue, public service, utility and transportation markets. In connection with the acquisition, we assumed liabilities primarily related to Wireless Systems. We did not assume the State of New York wireless network contract awarded to Wireless Systems in December 2004. The purchase price for Wireless Systems was $665 million in cash, subject to further post-closing adjustments. We operate Wireless Systems, which we now call the Public Safety and Professional Communications business, within our RF Communications segment. We believe the acquisition creates a powerful supplier of end-to-end wireless network solutions to the global land mobile radio systems market. Additional details, including calculation of the purchase price, identifiable intangible assets and Wireless Systems’ Consolidated Balance Sheet as of the acquisition date, are provided in the table and notes below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide further detail of the acquisition of Wireless Systems in fiscal 2009:

Wireless Systems
(In millions)

Date of acquisition	5/29/09
Reporting business segment	RF Communications

Cash consideration paid to former owner	$665.3
Acquisition costs	10.6

Total purchase price	$675.9

Balance Sheet as of the acquisition date:
Accounts and notes receivable	$73.5
Inventories	47.8
Non-current deferred tax assets	67.8
Identifiable intangible assets and in-process research and development	215.2
Goodwill	405.4
Property, plant and equipment	140.5
Other assets	6.4

Total assets	956.6

Accounts payable and accrued expenses	99.2
Advance payments and unearned income	18.0
Long-term contract liability	160.0
Other liabilities	3.5

Total liabilities acquired	280.7

Net assets acquired	$675.9

	Wireless Systems
	Weighted
	Average
	Amortization
	Period	Total
	(In years)	(In millions)

Identifiable Intangible Assets:
Customer relationships	10.0	$62.8
Developed technology	10.0	82.0
Trade names	10.0	11.0
Contract backlog	4.0	34.1
Other	2.0	18.3

Totals and weighted average lives	8.3	$208.2

In-process research and development		$7.0

The long-term contract liability recorded in the purchase price allocation is for a significant loss contract acquired with a single customer to build, deploy, own, operate and maintain a statewide network for 20 years, of which 12 years were remaining under the contract on the acquisition date.

In connection with our acquisition of Wireless Systems, we allocated $7.0 million of the purchase price to two in-process research and development projects. These allocations represent the estimated fair value based on risk-adjusted cash flows related to these incomplete projects. In accordance with FASB Statement of Financial Accounting Standards No. 141, “Business Combinations,” these costs were expensed as a charge to earnings and are included in the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income. In making these purchase price allocations we relied on present value calculations of income, an analysis of project accomplishments and completion costs and an assessment of overall contribution and project risk. The value assigned to the purchased in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products and discounting the net cash flows to their present value using a discount rate of 15 percent. The two in-process research and development

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

projects consisted of a new product platform and a new technology. As of the valuation date, the new product platform project was approximately 75 percent complete with a product launch expected at the end of calendar 2009 and had remaining costs until completion of approximately $2.1 million. As of the valuation date, the new technology project was approximately 80 percent complete with a product launch expected in early fiscal 2010 and had remaining costs until completion of approximately $1.1 million.

Pro Forma Results (Unaudited)

The following summary, prepared on a pro forma basis, presents our unaudited consolidated results of operations as if the acquisition of Wireless Systems had been completed as of the beginning of fiscal 2008, after including the impact of adjustments such as amortization of intangible assets, interest expense on related borrowings, and the related income tax effects. This pro forma presentation does not include any impact of transaction synergies.

	2009	2008
	(In millions, except per share amounts)

Revenue from product sales and services — as reported	$5,005.0	$4,596.1
Revenue from product sales and services — pro forma	$5,403.3	$5,075.5
Income from continuing operations — as reported	$312.4	$453.5
Income from continuing operations — pro forma	$328.6	$493.6
Income from continuing operations per diluted common share — as reported	$2.35	$3.33
Income from continuing operations per diluted common share — pro forma	$2.47	$3.62

The pro forma results are not necessarily indicative of our results of operations had we owned Wireless Systems for the entire periods presented. The decrease in Wireless Systems’ contribution to our pro forma income from continuing operations in fiscal 2009 compared with fiscal 2008 is primarily a result of higher radio sales in fiscal 2008 by Wireless Systems to Sprint Nextel related to the federally mandated 800 MHz band spectrum reconfiguration in order to reduce the frequency interference between public safety and commercial markets. Wireless Systems’ results for fiscal 2009 include after-tax charges of $0.8 million for integration costs associated with the acquisition.

During fiscal 2007 we made the following significant acquisition:

•	Acquisition of Multimax Incorporated. On June 15, 2007, we acquired Multimax Incorporated (“Multimax”), a privately held provider of information technology and communications services for the U.S. Government. The acquisition of Multimax significantly expanded our information technology services business — providing greater scale, a broader customer base and new growth opportunities through key positions on Government-Wide Acquisition Contracts. We purchased Multimax for $402 million in cash. We recorded $115.0 million of identifiable intangible assets that are being amortized over a weighted average life of 10.0 years.

These business combinations have been accounted for under the purchase method of accounting and, accordingly, their results of operations have been included in our Consolidated Statement of Income and Consolidated Statement of Cash Flows since their acquisition dates. The purchase price for Wireless Systems remains subject to further post-closing adjustments and the purchase price allocation is preliminary. The goodwill resulting from these business combinations was associated primarily with the acquired companies’ market presence and leading positions, growth opportunities in the markets in which the acquired companies operated, and experienced work forces and established operating infrastructures. The goodwill resulting from the Multimax acquisition is not deductible for tax purposes while the goodwill related to the Wireless Systems acquisition is deductible for tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5:	RECEIVABLES

Receivables are summarized below:

	2009	2008
	(In millions)

Accounts receivable	$630.4	$561.3
Unbilled costs on cost-plus contracts	149.1	123.6
Notes receivable due within one year, net	4.5	0.7

	784.0	685.6
Less allowances for collection losses	(13.2)	(5.7)

	$770.8	$679.9

We expect to bill substantially all unbilled costs outstanding at July 3, 2009 during fiscal 2010.

NOTE 6:	INVENTORIES

Inventories are summarized below:

	2009	2008
	(In millions)

Unbilled costs and accrued earnings on fixed-price contracts	$305.0	$215.5
Finished products	146.7	113.3
Work in process	64.1	46.5
Raw materials and supplies	91.4	100.7

	$607.2	$476.0

Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $16.1 million at July 3, 2009 and $55.3 million at June 27, 2008.

NOTE 7:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below:

	2009	2008
	(In millions)

Land	$10.9	$11.3
Software capitalized for internal use	69.8	66.4
Buildings	351.4	321.7
Machinery and equipment	812.5	692.7

	1,244.6	1,092.1
Less allowances for depreciation and amortization	(701.4)	(684.9)

	$543.2	$407.2

Depreciation and amortization expense related to property, plant and equipment was $93.5 million, $87.9 million and $75.7 million in fiscal 2009, 2008 and 2007, respectively.

NOTE 8:	GOODWILL

As discussed in Note 25: Business Segments, effective upon the commencement of fiscal 2009, we changed our segment reporting structure, which resulted in changes in the goodwill balances by business segment as presented below. For those changes that resulted in reporting unit changes, we applied the relative fair value method to determine the reallocation of goodwill to reporting units. Statement 142 requires that goodwill be tested for impairment at least annually and when reporting units are changed. During the first quarter of fiscal 2009, as a result of the changes to our segment reporting structure, we completed an assessment of any potential goodwill impairment under this new segment reporting structure and determined that no impairment existed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with Statement 142, we also must test goodwill and other indefinite-lived intangible assets when events or circumstances indicate there may be an impairment charge. See Note 3: Discontinued Operations for additional information regarding impairment of HSTX’s goodwill and its other indefinite-lived intangible assets recorded in fiscal 2009. See Note 22: Impairment of Goodwill and Other Long-Lived Assets for information regarding impairment of our Broadcast Communications segment’s goodwill recorded in fiscal 2009.

Changes in the carrying amount of goodwill for the fiscal years ended July 3, 2009 and June 27, 2008, by business segment, are as follows:

		Government
	RF	Communications	Broadcast
	Communications	Systems	Communications	Total
		(In millions)

Balance at June 29, 2007	$6.0	$381.1	$814.5	$1,201.6
Goodwill acquired during the period	—	—	8.6	8.6
Other (including currency translation adjustments and true-ups of previously estimated purchase price allocations)	—	33.4	18.9	52.3

Balance at June 27, 2008	6.0	414.5	842.0	1,262.5
Goodwill acquired during the period	405.4	41.2	—	446.6
Impairment of goodwill	—	—	(160.9)	(160.9)
Other (including currency translation adjustments and true-ups of previously estimated purchase price allocations)	0.2	(4.2)	(37.1)	(41.1)

Balance at July 3, 2009	$411.6	$451.5	$644.0	$1,507.1

The goodwill resulting from acquisitions was associated primarily with the acquired companies’ market presence and leading positions, growth opportunities in the markets in which the acquired companies operated, experienced work forces and established operating infrastructures.

NOTE 9:	INTANGIBLE ASSETS

We recorded impairment charges to intangible assets during fiscal 2009, which reduced their carrying value. See Note 3: Discontinued Operations for additional information regarding impairment of HSTX’s indefinite-lived intangible assets. See Note 22: Impairment of Goodwill and Other Long-Lived Assets for information regarding impairment of our Broadcast Communications segment’s amortizable intangible assets.

Intangible assets subject to amortization and not subject to amortization are as follows:

	2009			2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In millions)

Customer relationships	$216.2	$43.5	$172.7	$167.2	$27.2	$140.0
Developed technologies	164.6	63.3	101.3	118.6	48.8	69.8
Contract backlog	56.9	20.8	36.1	32.9	16.6	16.3
Trade names	15.3	3.4	11.9	15.0	6.4	8.6
Non-competition agreements	—	—	—	0.9	0.7	0.2
Other	18.7	5.6	13.1	8.7	7.2	1.5

Total subject to amortization	471.7	136.6	335.1	343.3	106.9	236.4
Total not subject to amortization	0.5	—	0.5	0.5	—	0.5

Total intangible assets	$472.2	$136.6	$335.6	$343.8	$106.9	$236.9

Amortization expense related to intangible assets was $43.3 million, $44.7 million and $31.0 million in fiscal 2009, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future estimated amortization expense for intangible assets is as follows:

Total
(In millions)

Fiscal Years:
2010	$51.7
2011	51.1
2012	43.8
2013	41.2
2014	31.3
Thereafter	116.0

Total	$335.1

NOTE 10:	ACCRUED WARRANTIES

Changes in our warranty liability, which is included as a component of the “Other accrued items” line item in our Consolidated Balance Sheet, during fiscal 2009 and 2008, are as follows:

	2009	2008
	(In millions)

Balance at beginning of the fiscal year	$41.6	$31.6
Warranty provision for sales made during the year	26.4	27.0
Settlements made during the year	(19.4)	(15.7)
Other adjustments to the warranty liability, including those for acquisitions and foreign currency translation, during the year	16.9	(1.3)

Balance at end of the fiscal year	$65.5	$41.6

NOTE 11:	CREDIT ARRANGEMENTS

On September 10, 2008, we entered into a five-year, senior unsecured revolving credit agreement (the “2008 Credit Agreement”) with a syndicate of lenders. The 2008 Credit Agreement provides for the extension of credit to us in the form of revolving loans, including swingline loans, and letters of credit at any time and from time to time during the term of the 2008 Credit Agreement, in an aggregate principal amount at any time outstanding not to exceed $750 million for both revolving loans and letters of credit, with a sub-limit of $50 million for swingline loans and $125 million for letters of credit. This $750 million credit facility replaces our prior $500 million credit facility established pursuant to the five-year, senior unsecured revolving credit agreement we entered into on March 31, 2005 with a syndicate of lenders. The 2008 Credit Agreement includes a provision pursuant to which, from time to time, we may request that the lenders in their discretion increase the maximum amount of commitments under the 2008 Credit Agreement by an amount not to exceed $500 million. Only consenting lenders (including new lenders reasonably acceptable to the administrative agent) will participate in any such increase. In no event will the maximum amount of credit extensions available under the 2008 Credit Agreement exceed $1.25 billion. The 2008 Credit Agreement may be used for working capital and other general corporate purposes (excluding hostile acquisitions) and to support any commercial paper that we may issue. Borrowings under the 2008 Credit Agreement may be denominated in U.S. Dollars, Euros, Sterling and any other currency acceptable to the administrative agent and the lenders, with a non-U.S. currency sub-limit of $150 million. We may designate certain wholly owned subsidiaries as borrowers under the 2008 Credit Agreement, and the obligations of any such subsidiary borrower must be guaranteed by Harris Corporation. We also may designate certain subsidiaries as unrestricted subsidiaries, which means certain of the covenants and representations in the 2008 Credit Agreement do not apply to such subsidiaries.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The 2008 Credit Agreement contains certain covenants, including covenants limiting: certain liens on our assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and certain investments in unrestricted subsidiaries. The 2008 Credit Agreement also requires that we not permit our ratio of consolidated total indebtedness to total capital, each as defined, to be greater than 0.60 to 1.00 and not permit our ratio of consolidated EBITDA to consolidated net interest expense, each as defined, to be less than 3.00 to 1.00 (measured on the last day of each fiscal quarter for the rolling four-quarter period then ending). The 2008 Credit Agreement contains certain events of default, including: failure to make payments; failure to perform or observe terms, covenants and agreements; material inaccuracy of any representation or warranty; payment default under other indebtedness with a principal amount in excess of $75 million or acceleration of such indebtedness; occurrence of one or more final judgments or orders for the payment of money in excess of $75 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $75 million; any bankruptcy or insolvency; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the 2008 Credit Agreement are due and mature on September 10, 2013, unless the commitments are terminated earlier either at our request or if certain events of default occur. At July 3, 2009, we had no borrowings outstanding under the 2008 Credit Agreement, but we had $105.7 million of short-term debt outstanding under our commercial paper program, which is supported by the 2008 Credit Agreement.

We have an automatically effective, universal shelf registration statement, filed with the SEC on June 3, 2009, related to the potential future issuance of an indeterminate amount of securities, including debt securities, preferred stock, common stock, fractional interests in preferred stock represented by depositary shares and warrants to purchase debt securities, preferred stock or common stock.

We have uncommitted short-term lines of credit aggregating $10.0 million from various international banks, the full amount of which was available on July 3, 2009. These lines provide for borrowings at various interest rates, typically may be terminated upon notice, may be used on such terms as mutually agreed to by the banks and us, and are reviewed annually for renewal or modification. These lines do not require compensating balances. We also have a short-term commercial paper program in place, which we may utilize to satisfy short-term cash requirements and which is supported by our 2008 Credit Agreement. As of July 3, 2009, we had $105.7 million of short-term debt outstanding under our commercial paper program.

NOTE 12:	SHORT-TERM DEBT

Our short-term debt at July 3, 2009 was $105.7 million, which consisted solely of commercial paper. Our short-term debt at June 27, 2008 was $0.3 million. The weighted-average interest rate for our short-term debt was 1.0 percent at July 3, 2009 and 3.8 percent at June 27, 2008.

NOTE 13:	LONG-TERM DEBT

Long-term debt is summarized below:

	2009	2008
	(In millions)

6.375% notes, due fiscal 2019	$350.0	$—
5.95% notes, due fiscal 2018	400.0	400.0
5.0% notes, due fiscal 2016	300.0	300.0
6.35% debentures, due fiscal 2028	25.8	25.8
7.0% debentures, due fiscal 2026	100.0	100.0
Other	2.2	2.9

Total debt	1,178.0	828.7
Less: current portion of long-term debt	(0.7)	(0.7)

Total long-term debt	$1,177.3	$828.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The potential maturities of long-term debt, including the current portion, for the five years following fiscal 2009 and, in total, thereafter are: $0.7 million in fiscal 2010; $0.7 million in fiscal 2011; $0.6 million in fiscal 2012; $0.2 million in fiscal 2013; none in fiscal 2014; and $1,175.8 million thereafter. All of our outstanding long-term debt is unsubordinated and unsecured with equal ranking.

On June 9, 2009, we completed the issuance of $350 million in aggregate principal amount of 6.375% Notes due June 15, 2019. Interest on the notes is payable on June 15 and December 15 of each year. We may redeem the notes at any time in whole or, from time to time, in part at the “make-whole” redemption price. The “make-whole” redemption price is equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus 37.5 basis points. In each case, we will pay accrued interest on the principal amount of the notes being redeemed to the redemption date. In addition, upon a change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the notes at a price equal to 101 percent of the aggregate principal amount of the notes repurchased, plus accrued interest on the notes repurchased to the date of repurchase. We incurred $4.1 million in debt issuance costs and discounts related to the issuance of the notes, which are being amortized on a straight-line basis over the life of the notes, which approximates the effective interest rate method, and are reflected as a portion of interest expense in our Consolidated Statement of Income.

On December 5, 2007, we completed the issuance of $400 million in aggregate principal amount of 5.95% Notes due December 1, 2017. Interest on the notes is payable on June 1 and December 1 of each year. We may redeem the notes at any time in whole or, from time to time, in part at the “make-whole” redemption price. The “make-whole” redemption price is equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus 30 basis points. In each case, we will pay accrued interest on the principal amount of the notes being redeemed to the redemption date. In addition, upon a change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the notes at a price equal to 101 percent of the aggregate principal amount of the notes repurchased, plus accrued interest on the notes repurchased to the date of repurchase. In conjunction with the issuance of the notes, we entered into treasury lock agreements to protect against fluctuations in forecasted interest payments resulting from the issuance of ten-year, fixed-rate debt due to changes in the benchmark U.S. Treasury rate. In accordance with Statement 133, these agreements were determined to be highly effective in offsetting changes in forecasted interest payments as a result of changes in the benchmark U.S. Treasury rate. Upon termination of these agreements on December 6, 2007, we recorded a loss of $5.5 million, net of income tax, in shareholders’ equity as a component of accumulated other comprehensive income. This loss, along with $5.0 million in debt issuance costs, is being amortized on a straight-line basis over the life of the notes, which approximates the effective interest rate method, and is reflected as a portion of interest expense in our Consolidated Statement of Income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

debentures. We may redeem the remaining $25.8 million in aggregate principal amount of the debentures in whole, or in part, at any time at a pre-determined redemption price.

In January 1996, we completed the issuance of $100 million in aggregate principal amount of 7% Debentures due January 15, 2026. The debentures are not redeemable prior to maturity.

NOTE 14:	STOCK OPTIONS AND OTHER SHARE-BASED COMPENSATION

As of July 3, 2009, we had three shareholder-approved employee stock incentive plans (“SIPs”) under which options or other share-based compensation was outstanding, and we had the following types of share-based awards outstanding under our SIPs: stock options, performance share awards, performance share unit awards, restricted stock awards and restricted stock unit awards. We believe that such awards more closely align the interests of employees with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our SIPs).

Summary of Share-Based Compensation Expense

The following table summarizes the components and classification of share-based compensation expense:

	2009	2008	2007
	(In millions)

Total expense	$39.3	$30.4	$23.0

Included in:
Cost of product sales and services	$3.5	$2.2	$1.6
Engineering, selling and administrative expenses	35.8	28.2	21.4

Income from continuing operations	39.3	30.4	23.0
Tax effect on share-based compensation expense	(14.0)	(9.8)	(7.5)

Total share-based compensation expense after-tax	$25.3	$20.6	$15.5

Compensation cost related to share-based compensation arrangements that was capitalized as part of inventory or fixed assets as of July 3, 2009, June 27, 2008 and June 29, 2007 was not material.

Shares of common stock remaining available for future issuance under our SIPs totaled 21,531,236 as of July 3, 2009. In fiscal 2009, we issued an aggregate of 498,814 shares of common stock under the terms of our SIPs, which is net of shares withheld for tax purposes.

Stock Options

The following information relates to stock options that have been granted under shareholder-approved SIPs. Option exercise prices are equal to or greater than the fair market value of our common stock on the date the options are granted, using the closing stock price of our common stock. Options may be exercised for a period set at the time of grant, which generally ranges from seven to ten years after the date of grant, and they generally become exercisable in installments, which are typically 50 percent one year from the grant date, 25 percent two years from the grant date and 25 percent three years from the grant date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cancellation. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of the significant assumptions used in calculating the fair value of stock option grants under our SIPs is as follows:

	2009	2008	2007

Expected dividends	1.4%	1.0%	1.0%
Expected volatility	33.4%	31.2%	35.8%
Risk-free interest rates	2.6%	4.3%	4.8%
Expected term (years)	4.45	4.26	3.42

A summary of stock option activity under our SIPs as of July 3, 2009 and changes during fiscal 2009 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price	Contractual	Aggregate
	Shares	Per Share	Term	Intrinsic Value
			(In years)	(In millions)

Stock options outstanding at June 27, 2008	4,837,075	$35.72
Stock options forfeited or expired	(222,954)	$49.08
Stock options granted	1,546,429	$46.30
Stock options exercised	(233,992)	$24.09

Stock options outstanding at July 3, 2009	5,926,558	$36.99	4.16	$19.95

Stock options exercisable at July 3, 2009	3,936,294	$30.68	3.40	$19.94

Fiscal 2009 grants include 319,739 options issued in connection with the HSTX Spin-off to preserve the intrinsic value of the awards before and after the Spin-off. This was accounted for as a modification, and $4.1 million was recorded as non-cash compensation in fiscal 2009. The remaining $0.8 million of non-cash compensation will be recognized over the remaining vesting period.

The weighted-average grant-date fair value was $11.38 per share, $14.88 per share and $11.59 per share for options granted during fiscal 2009, 2008 and 2007, respectively. The total intrinsic value of options exercised during fiscal 2009, 2008 and 2007 was $4.0 million, $46.8 million and $49.4 million, respectively, at the time of exercise.

A summary of the status of our nonvested stock options at July 3, 2009 and changes during fiscal 2009 is as follows:

		Weighted-
		Average
		Grant-Date
		Fair Value
	Shares	Per Share

Nonvested stock options at June 27, 2008	1,783,516	$13.31
Stock options granted	1,546,429	$11.38
Stock options vested	(1,339,681)	$9.20

Nonvested stock options at July 3, 2009	1,990,264	$14.58

As of July 3, 2009, there was $29.0 million of total unrecognized compensation cost related to nonvested stock options granted under our SIPs. This cost is expected to be recognized over a weighted-average period of 1.49 years. The total fair value of stock options that vested during fiscal 2009, 2008 and 2007 was approximately $12.3 million, $12.1 million and $6.1 million, respectively.

Restricted Stock Awards

The following information relates to awards of restricted stock and restricted stock units that have been granted to employees under our SIPs. The restricted stock and restricted stock units are not transferable until vested and the restrictions lapse upon the achievement of continued employment over a specified time period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each restricted stock grant is based on the closing price of our stock on the date of grant and is amortized to compensation expense over its vesting period. At July 3, 2009, there were 360,181 shares of restricted stock outstanding.

The fair value of each restricted stock unit, which can be distributed in cash or shares, is equal to the most probable estimate of intrinsic value at the time of distribution and is amortized to compensation expense over the vesting period. At July 3, 2009, we had 37,116 restricted stock units outstanding.

A summary of the status of our restricted stock and restricted stock units at July 3, 2009 and changes during fiscal 2009 is as follows:

		Weighted-
		Average
		Grant
		Price
	Shares	Per Share

Restricted stock and restricted stock units outstanding at June 27, 2008	434,016	$47.18
Restricted stock and restricted stock units granted	110,950	$50.57
Restricted stock and restricted stock units vested	(126,336)	$40.28
Restricted stock and restricted stock units forfeited	(21,333)	$49.70

Restricted stock and restricted stock units outstanding at July 3, 2009	397,297	$50.19

As of July 3, 2009, there was $8.3 million of total unrecognized compensation cost related to restricted stock and restricted stock unit awards under our SIPs. This cost is expected to be recognized over a weighted-average period of 1.18 years. The weighted-average grant date price per share of restricted stock and per unit of restricted stock units granted during fiscal 2009, 2008 and 2007 was $50.57, $57.47 and $45.92, respectively. The total fair value of restricted stock and restricted stock units that vested during fiscal 2009, 2008 and 2007 was approximately $5.1 million, $3.5 million and $1.6 million, respectively.

Performance Share Awards

The following information relates to awards of performance shares and performance share units that have been granted to employees under our SIPs. Generally, performance share and performance share unit awards are subject to performance criteria such as meeting predetermined earnings and return on invested capital targets for a three-year plan period. These awards also generally vest at the expiration of the same three-year period. The final determination of the number of shares to be issued in respect of an award is determined by our Board of Directors or a committee of our Board of Directors.

The fair value of each performance share is based on the closing price of our stock on the date of grant and is amortized to compensation expense over its vesting period, if achievement of the performance measures is considered probable. At July 3, 2009, there were 662,216 performance shares outstanding.

The fair value of each performance share unit, which can be distributed in cash or shares, is equal to the most probable estimate of intrinsic value at the time of distribution and is amortized to compensation expense over the vesting period. At July 3, 2009, there were 53,552 performance share units outstanding.

A summary of the status of our performance shares and performance share units at July 3, 2009 and changes during fiscal 2009 is as follows:

		Weighted-
		Average
		Grant
		Price
	Shares	Per Share

Performance shares and performance share units outstanding at June 27, 2008	675,795	$46.30
Performance shares and performance share units granted	356,268	$48.82
Performance shares and performance share units vested	(287,233)	$37.37
Performance shares and performance share units forfeited	(29,062)	$51.88

Performance shares and performance share units outstanding at July 3, 2009	715,768	$50.90

As of July 3, 2009, there was $14.2 million of total unrecognized compensation cost related to performance share and performance share unit awards under our SIPs. This cost is expected to be recognized over a weighted-average period of 1.52 years. The weighted-average grant date price per share of performance shares and per unit of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance share units granted during fiscal 2009, 2008 and 2007 was $48.82, $46.86 and $43.88, respectively. The total fair value of performance share and performance share units that vested during fiscal 2009, 2008 and 2007 was approximately $10.7 million, $7.7 million and $4.5 million, respectively.

Other

Prior to fiscal 2008, under Harris U.S. retirement plans, most U.S.-based employees were able to select an option to invest in Harris’ common stock at 70 percent of current market value limited to the lesser of (a) one percent of their eligible compensation and (b) 20 percent of a participant’s total contribution to the plan, which was matched by us. The discount from fair market value on common stock purchased by employees under our U.S. retirement plans was charged to compensation expense in the period of the related purchase. Effective in fiscal 2008, we no longer provided a discount to invest in our common stock.

NOTE 15:	INCOME FROM CONTINUING OPERATIONS PER DILUTED SHARE

The computations of income from continuing operations per diluted share are as follows:

	2009	2008	2007
	(In millions, except per share amounts)

Income from continuing operations	$312.4	$453.5	$347.2
Impact of convertible debentures	—	0.5	3.9

Income from continuing operations used in diluted share calculation (A)	$312.4	$454.0	$351.1

Basic weighted average shares outstanding	132.3	133.9	132.5
Impact of dilutive stock options	0.9	1.8	2.0
Impact of convertible debentures	—	0.8	6.6

Diluted weighted average shares outstanding (B)	133.2	136.5	141.1

Income from continuing operations per diluted share (A)/(B)	$2.35	$3.33	$2.49

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

Potential dilutive common shares primarily consist of employee stock options. Employee stock options to purchase approximately 4,113,850, 1,027,350 and zero shares of our stock were outstanding at the end of fiscal 2009, 2008 and 2007, respectively, but were not included in the computation of net income per diluted share because the effect would have been antidilutive as the options’ exercise prices exceeded the average market price.

NOTE 16:	RESEARCH AND DEVELOPMENT

Company-sponsored research and product development costs are expensed as incurred. These costs were $243.5 million in fiscal 2009, $248.0 million in fiscal 2008 and $195.2 million in fiscal 2007 and are included in the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income. Customer-sponsored research and development costs are incurred pursuant to contractual arrangements and are accounted for principally by the percentage-of-completion method. Customer-sponsored research and development costs incurred under U.S. Government-sponsored contracts require us to provide a product or service meeting certain defined performance or other specifications (such as designs). Customer-sponsored research and development was $759.2 million in fiscal 2009, $731.8 million in fiscal 2008 and $689.0 million in fiscal 2007. Customer-sponsored research and development is included in our revenue and cost of product sales and services.

NOTE 17:	INTEREST EXPENSE

Total interest expense was $52.8 million, $53.1 million and $38.9 million in fiscal 2009, 2008 and 2007, respectively. Interest paid was $49.0 million, $54.1 million and $36.8 million in fiscal 2009, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18:	LEASE COMMITMENTS

We account for leases in accordance with the provisions of Statement of Financial Accounting Standard No. 13, “Accounting for Leases” and other related authoritative guidance. Total rental expense amounted to $33.4 million in fiscal 2009, $33.4 million in fiscal 2008 and $27.2 million in fiscal 2007. Future minimum rental commitments under leases with an initial lease term in excess of one year, primarily for land and buildings, amounted to approximately $120.7 million at July 3, 2009. These commitments for the years following fiscal 2009 and, in total, thereafter are: fiscal 2010 — $29.5 million; fiscal 2011 — $20.1 million; fiscal 2012 — $16.9 million; fiscal 2013 — $14.1 million; fiscal 2014 — $10.9 million; and $29.2 million thereafter. These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions. We do not consider any of these individual leases material to our operations. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the current lease term, or estimated life, if shorter.

NOTE 19:	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of doing business, we are exposed to global market risks, including the effect of changes in foreign currency exchange rates. We use derivative instruments to manage our exposure to such risks and formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions. Statement 133 requires us to recognize all derivatives in our Consolidated Balance Sheet at fair value. We do not hold or issue derivatives for trading purposes.

At July 3, 2009, we had open foreign exchange contracts with a notional amount of $47.6 million, of which $20.2 million were classified as cash flow hedges and $27.4 million were classified as fair value hedges under the provisions of Statement 133. This compares with open foreign exchange contracts with a notional amount of $47.4 million at June 27, 2008, of which $30.7 million were classified as cash flow hedges and $16.7 million were classified as fair value hedges under the provisions of Statement 133. At July 3, 2009, contract expiration dates ranged from less than one month to 12 months with a weighted average contract life of 2 months.

Balance Sheet Hedges
To manage the exposure in our balance sheet to risks from changes in foreign currency exchange rates, we implement fair value hedges. We use foreign currency forward contracts and options to hedge certain balance sheet items, including foreign currency denominated accounts receivable and inventory. Changes in the value of the derivatives and the related hedged items are reflected in income, in the “Cost of product sales and services” line item in our Consolidated Statement of Income. As of July 3, 2009, we had outstanding foreign currency forward contracts denominated in the Euro, British Pound, Canadian Dollar and Singapore Dollar to hedge certain balance sheet items. The net gains on foreign exchange contracts designated as fair value hedges were not material in fiscal 2009, 2008 or 2007. In addition, no amounts were recognized in our income from continuing operations in fiscal 2009, 2008 and 2007 related to hedged firm commitments that no longer qualify as fair value hedges.

Cash Flow Hedges
To manage the exposure in our income statement to currency risk and market fluctuation risk associated with anticipated or forecasted cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments from suppliers, future committed sales to customers and intercompany transactions. These derivatives are primarily being used to hedge currency exposures from cash flows anticipated in our RF Communications segment related to programs in the U.K., the Netherlands, Japan and China. We also have hedged U.S. dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of July 3, 2009, we had outstanding foreign currency forward contracts and options denominated in the Euro, British Pound, Japanese Yen and Chinese Yuan Renminbi to hedge certain forecasted transactions.

These derivatives have only nominal intrinsic value at the time of purchase and have a high degree of correlation to the anticipated cash flows they are designated to hedge. Hedge effectiveness is determined by the correlation of the anticipated cash flows and the maturity dates of the derivatives used to hedge these cash flows. In accordance with Statement 133, such financial instruments are marked-to-market using forward prices and fair value quotes with the offset to other comprehensive income, net of hedge ineffectiveness. Gains and losses from other comprehensive income are reclassified to earnings when the related hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The cash flow

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impact of our derivatives is included in the same category in our Consolidated Statement of Cash Flows as the cash flows of the item being hedged.

A net gain of $2.0 million related to the effective portion of outstanding foreign exchange contracts designated as cash flow hedges was recognized in the “Accumulated other comprehensive income (loss)” line item in our Consolidated Balance Sheet as of July 3, 2009, which we estimate will be reclassified into net income from comprehensive income within the next 12 months. A net loss of $7.2 million was reclassified from the “Accumulated other comprehensive income (loss)” line item in our Consolidated Balance Sheet to the “Cost of product sales and services” line item in our Consolidated Statement of Income in fiscal year 2009. The amount of gains or losses included in our income from continuing operations related to the ineffective portion of our cash flow hedges was not material in fiscal 2009, 2008 or 2007.

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

See Note 24: Fair Value Measurements for the amount of the assets and liabilities related to these foreign exchange contracts in our Consolidated Balance Sheet as of July 3, 2009, and see our Consolidated Statement of Comprehensive Income and Shareholders’ Equity for additional information on changes in other comprehensive income (loss) for the three fiscal years ended July 3, 2009.

NOTE 20:	NON-OPERATING INCOME (LOSS)

The components of non-operating income (loss) are as follows:

	2009	2008	2007
	(In millions)

Impairment of securities available-for-sale	$(7.6)	$—	$—
Gain on AuthenTec warrants	—	5.6	—
Gain on the sale of securities available-for-sale	—	9.8	—
Gain on the sale of investments	—	—	2.9
Impairment of investments	—	(0.5)	(19.8)
Net royalty income (expense)	3.4	(0.6)	0.6
Other	1.1	(2.9)	0.1

	$(3.1)	$11.4	$(16.2)

Substantially all of the gain realized on the sale of securities available-for-sale was transferred from accumulated other comprehensive income.

NOTE 21:	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) are as follows:

	2009	2008
	(In millions)

Foreign currency translation	$(17.5)	$46.5
Net unrealized gain (loss) on securities available-for-sale, net of income taxes	(0.2)	4.8
Net unrealized gain (loss) on hedging derivatives, net of income taxes	1.2	(1.1)
Unamortized loss on treasury lock, net of income taxes	(4.6)	(5.2)
Unrecognized pension obligations, net of income taxes	(30.3)	(19.0)

	$(51.4)	$26.0

NOTE 22:	IMPAIRMENT OF GOODWILL AND OTHER LONG-LIVED ASSETS

In accordance with Statement 142, we test our goodwill and other indefinite-lived intangible assets for impairment annually, as well as when we change reporting segments and when events or circumstances indicate there may be an impairment. In the fourth quarter of fiscal 2009, we performed our annual review for impairment of our reporting units’ goodwill and other indefinite-lived intangible assets. To test for potential impairment, we determined the fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of our reporting units based on projected discounted cash flows and market-based multiples applied to sales and earnings. Because of the global recession and postponement of capital projects which significantly weakened demand, and the general decline of peer company valuations impacting our valuation, it appeared that goodwill in our Broadcast Communications segment was impaired, as the results of step one testing indicated the adjusted net book value of this segment exceeded its fair value. We then allocated this fair value to the Broadcast Communications segment’s underlying assets and liabilities to determine the implied fair value of goodwill.

In conjunction with the above-described impairment review, we conducted a review for impairment of Broadcast Communications’ other long-lived assets, including amortizable intangible assets and capitalized software, in accordance with Statement 144, as any impairment of these assets must be considered prior to the conclusion of the impairment review under Statement 142. The fair value of Broadcast Communications’ other long-lived assets were determined based on projected discounted cash flows based on future sales and operating costs, except for product trade names, in which case we projected discounted cash flows based on the relief-from-royalty method.

As a result of these impairment reviews, we determined that the goodwill, amortizable intangible assets and capitalized software for the Broadcast Communications segment were impaired. Accordingly, during the fourth quarter of fiscal 2009, the Broadcast Communications segment recorded a $255.5 million impairment charge, consisting of charges of $160.9 million, $70.2 million and $24.4 million for impairment of goodwill, amortizable intangible assets and capitalized software, respectively.

NOTE 23:	INCOME TAXES

The provisions for income taxes are summarized as follows:

	2009	2008	2007
	(In millions)

Current:
United States	$227.3	$201.1	$144.3
International	1.7	5.8	7.2
State and local	20.1	23.8	20.8

	249.1	230.7	172.3

Deferred:
United States	(58.3)	(12.3)	(3.4)
International	(4.0)	(1.3)	0.6
State and local	(13.9)	(3.1)	1.4

	(76.2)	(16.7)	(1.4)

	$172.9	$214.0	$170.9

The components of deferred income tax assets (liabilities) are as follows:

	2009		2008
	Current	Non-Current	Current	Non-Current
	(In millions)

Inventory valuations	$17.1	$—	$17.2	$—
Accruals	115.9	73.3	87.4	9.1
Depreciation	—	(30.2)	—	(19.2)
Domestic tax loss and credit carryforwards	—	16.2	—	22.6
International tax loss and credit carryforwards	—	34.8	—	43.8
International research and development expense deferrals	—	36.9	—	37.7
Acquired intangibles	—	(37.8)	—	(102.6)
Share-based compensation	—	29.0	—	20.8
FAS 158 unfunded pension liability	—	15.1	—	9.2
Unrecognized tax benefits	—	6.6	—	19.9
All other — net	(12.6)	10.7	(0.7)	0.6

	120.4	154.6	103.9	41.9
Valuation allowance	(3.2)	(69.3)	—	(84.4)

	$117.2	$85.3	$103.9	$(42.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the United States statutory income tax rate to our effective income tax rate follows:

	2009	2008	2007

U.S. statutory income tax rate	35.0%	35.0%	35.0%
State taxes	0.3	1.6	3.2
International income	0.3	(0.6)	(0.7)
Tax benefits related to export sales	—	—	(0.5)
Settlement of tax audits	(1.3)	(1.8)	(2.3)
Research and development tax credit	(2.0)	(0.7)	(1.3)
Lookback and other interest	—	0.4	—
U.S. production activity benefit	(2.4)	(1.5)	(0.9)
Impairment of goodwill and other long-lived assets	6.6	—	—
Other items	(0.9)	(0.3)	0.5

Effective income tax rate	35.6%	32.1%	33.0%

United States income taxes have not been provided on $338.5 million of undistributed earnings of international subsidiaries because of our intention to reinvest those earnings indefinitely. Determination of unrecognized deferred U.S. tax liability for the undistributed earnings of international subsidiaries is not practicable. Tax loss and credit carryforwards as of July 3, 2009 have expiration dates ranging between one year and no expiration in certain instances. The amount of Federal, international, and state and local tax loss carryforwards as of July 3, 2009 were $4.7 million, $53.8 million and $7.7 million, respectively. Income (loss) from continuing operations before income taxes of international subsidiaries was $(59.3) million in fiscal 2009, $30.0 million in fiscal 2008 and $32.2 million in fiscal 2007. Income taxes paid were $308.4 million in fiscal 2009, $208.8 million in fiscal 2008 and $154.2 million in fiscal 2007. The valuation allowance decreased $11.9 million from $84.4 million at the end of fiscal 2008 to $72.5 million at the end of fiscal 2009. The valuation allowance has been established for financial reporting purposes, to offset certain domestic and foreign deferred tax assets due to uncertainty regarding our ability to realize them in the future.

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

	2009	2008
	(In millions)

Balance at beginning of the fiscal year	$42.9	$53.1
Additions based on tax positions taken during the current year	2.3	2.0
Additions based on tax positions taken during prior years	0.4	1.6
Decreases based on tax positions taken during the current year	—	—
Decreases based on tax positions taken during prior years	(19.3)	(9.7)
Decreases from settlements	(3.0)	(2.2)
Decreases from a lapse of statute of limitations	(0.2)	(1.9)

Balance at end of the fiscal year	$23.1	$42.9

As of July 3, 2009, we had $23.1 million of unrecognized tax benefits, of which $16.7 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized.

We recognize accrued interest and penalties related to unrecognized tax benefits as part of our income tax expense. We had accrued $2.7 million for the potential payment of interest and penalties as of June 27, 2008 (and this amount was not included in the $42.9 million of unrecognized tax benefits balance at June 27, 2008 shown above) and $1.9 million of this total could favorably impact future tax rates. We had accrued $3.4 million for the potential payment of interest and penalties as of July 3, 2009 (and this amount was not included in the $23.1 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of unrecognized tax benefits balance at July 3, 2009 shown above) and $2.3 million of this total could favorably impact future tax rates.

We file numerous separate and consolidated income tax returns reporting our financial results and, where appropriate, those of our subsidiaries and affiliates, in the U.S. Federal jurisdiction, and various state, local and foreign jurisdictions. Pursuant to the Compliance Assurance Process, the Internal Revenue Service (“IRS”) is examining fiscal 2009 and fiscal 2010. We are currently under examination by the Canadian Revenue Agency for fiscal years 2003 through 2007, and we are appealing portions of a Canadian assessment relating to fiscal years 2000 through 2002. We are currently under examination by various state and international tax authorities for fiscal years ranging from 1990 through 2006. It is reasonably possible that there could be a significant decrease or increase to our unrecognized tax benefit balance during the course of the next twelve months as these examinations continue, other tax examinations commence or various statutes of limitations expire. An estimate of the range of possible changes cannot be made because of the significant number of jurisdictions in which we do business and the number of open tax periods.

NOTE 24:	FAIR VALUE MEASUREMENTS

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

The following table represents the fair value hierarchy of our financial assets and financial liabilities measured at fair value on a recurring basis (at least annually) as of July 3, 2009:

	Level 1	Level 2	Level 3	Total
	(In millions)

Financial Assets
Marketable equity securities	$3.3	$—	$—	$3.3
Deferred compensation plans (1)	54.9	—	—	54.9
Foreign exchange forward contracts (2)	—	2.6	—	2.6
Financial Liabilities
Deferred compensation plans (3)	54.4	—	—	54.4
Foreign exchange forward contracts (4)	—	0.2	—	0.2

(1)	Represents investments (primarily money market and mutual stock funds) held in a Rabbi Trust associated with our non-qualified deferred compensation plans, which we include in the “Other current assets” and “Other non-current assets” line items in our Consolidated Balance Sheet.

(2)	Includes derivatives designated as hedging instruments under Statement 133, which we include in the “Other current assets” line item in our Consolidated Balance Sheet.

(3)	Represents obligations to pay benefits under certain non-qualified deferred compensation plans, which we include in the “Compensation and benefits” and “Other long-term liabilities” line items in our Consolidated Balance Sheet.

(4)	Includes derivatives designated as hedging instruments under Statement 133, which we include in the “Other accrued items” line item in our Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 25:	BUSINESS SEGMENTS

We structure our operations primarily around the products and services we sell and the markets we serve, and we report the financial results of our continuing operations in the following three business segments — RF Communications, Government Communications Systems and Broadcast Communications. Our RF Communications segment is a global supplier of secure tactical radio communications and embedded high-grade encryption solutions for military and government organizations and also of secured communications systems and equipment for public safety, utility and transportation markets. Our Government Communications Systems segment conducts advanced research studies and produces, integrates and supports highly reliable, net-centric communications and information technology that solve the mission-critical challenges of our defense, intelligence and civilian U.S. Government customers. Our Broadcast Communications segment serves the global digital and analog media markets, providing infrastructure and networking products and solutions, media and workflow solutions, and television and radio transmission equipment and systems. Within each of our business segments, there are multiple program areas and product lines that aggregate into our three business segments described above.

Our segment reporting structure for fiscal 2009 reflects that, effective upon commencement of fiscal 2009, our RF Communications business (part of our Defense Communications and Electronics segment for fiscal 2008) is reported as its own separate segment, and our Defense Programs business (the other part of our Defense Communications and Electronics segment for fiscal 2008) is reported as part of our Government Communications Systems segment. Our Broadcast Communications segment did not change as a result of those adjustments to our segment reporting structure. The historical results, discussion and presentation of our business segments as set forth in this Report reflect the impact of those adjustments to our segment reporting structure for all periods presented in this Report.

Additionally, in the fourth quarter of fiscal 2009, in connection with the May 27, 2009 Spin-off in the form of a taxable pro rata dividend to our shareholders of all the shares of HSTX common stock owned by us, we eliminated as a reporting segment our former HSTX segment, which is reported as discontinued operations in this Report. Until the Spin-off, HSTX (formerly our Microwave Communications segment), a provider of wireless network solutions, was our majority-owned subsidiary, and HSTX’s results of operations and financial position were consolidated into our financial statements. Subsequent to the Spin-off, we no longer own an equity interest in HSTX and, therefore, HSTX no longer constitutes part of our business operations. In accordance with Statement 144, our historical financial results have been restated to account for HSTX as discontinued operations for all periods presented in this Report. See Note 3: Discontinued Operations for additional information regarding discontinued operations.

The accounting policies of our operating segments are the same as those described in Note 1: Significant Accounting Policies. We evaluate each segment’s performance based on its “operating income (loss),” which we define as profit or loss from operations before income taxes excluding interest income and expense, royalties and related intellectual property expenses, equity income and gains or losses from securities and other investments. Intersegment sales among our segments are transferred at cost to the buying segment and the sourcing segment recognizes a normal profit that is eliminated. The “Corporate eliminations” line item in the tables below represents the elimination of intersegment sales and their related profits. The “Unallocated corporate expense” line item in the tables below represents the portion of corporate expenses not allocated to the business segments.

Our products and systems are produced principally in the United States with international revenue derived primarily from exports. No revenue earned from any individual foreign country exceeded 3 percent of our total revenue during fiscal 2009, 2008 or 2007.

Sales made to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales through the U.S. Government, whether directly or through prime contractors, by all segments (primarily our RF Communications and Government Communications Systems segments) as a percentage of total revenue were 79.4 percent in fiscal 2009, 78.9 percent in fiscal 2008 and 74.8 percent in fiscal 2007. Revenue from services in fiscal 2009 was approximately 4.0 percent, 35.1 percent and 11.4 percent of total revenue in our RF Communications, Government Communications Systems and Broadcast Communications segments, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected information by business segment and geographical area is summarized below:

	2009	2008	2007
	(In millions)

Total Assets
RF Communications	$1,473.0	$412.3	$338.7
Government Communications Systems	1,421.4	1,302.3	1,200.5
Broadcast Communications	1,042.4	1,404.4	1,350.0
Corporate	528.3	560.6	507.5
Discontinued operations	—	947.9	1,009.3

	$4,465.1	$4,627.5	$4,406.0

Capital Expenditures
RF Communications	$30.1	$30.7	$21.9
Government Communications Systems	42.8	45.1	36.8
Broadcast Communications	7.8	15.1	10.5
Corporate	4.0	13.2	11.9
Discontinued operations	14.0	8.8	7.7

	$98.7	$112.9	$88.8

Depreciation and Amortization
RF Communications	$38.5	$17.3	$13.4
Government Communications Systems	56.9	57.2	43.8
Broadcast Communications	39.1	47.0	40.4
Corporate	16.3	17.5	12.7
Discontinued operations	33.9	34.6	40.2

	$184.7	$173.6	$150.5

Geographical Information for continuing operations
U.S. operations:
Revenue	$4,754.4	$4,366.9	$3,512.3
Long-lived assets	$2,293.8	$1,686.3	$1,575.2
International operations:
Revenue	$250.6	$229.2	$225.6
Long-lived assets	$311.9	$383.0	$370.5

Corporate assets consisted primarily of cash, marketable equity securities, buildings and equipment. Depreciation and amortization included intangible assets, capitalized software and debt issuance costs amortization of $60.7 million, $63.4 million and $45.5 million in fiscal 2009, 2008 and 2007, respectively.

Export revenue was $766.0 million in fiscal 2009, $530.5 million in fiscal 2008 and $404.0 million in fiscal 2007. Fiscal 2009 export revenue and revenue from international operations was principally from Europe, Asia, the Middle East and Latin America. Fiscal 2009 long-lived assets from international operations were principally in Canada, which had $244.4 million of long-lived assets as of July 3, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue and income from continuing operations before income taxes by segment follows:

Revenue

	2009	2008	2007
	(In millions)

RF Communications	$1,760.6	$1,506.8	$1,179.1
Government Communications Systems	2,709.6	2,478.1	1,997.1
Broadcast Communications	583.6	643.1	599.5
Corporate eliminations	(48.8)	(31.9)	(37.8)

	$5,005.0	$4,596.1	$3,737.9

Income From Continuing Operations Before Income Taxes

	2009(2)	2008(3)	2007(4)
	(In millions)

Segment Operating Income (Loss):
RF Communications	$571.5	$525.5	$403.2
Government Communications Systems	302.8	226.0	225.6
Broadcast Communications	(238.0)	33.8	11.9
Unallocated corporate expense	(81.4)	(74.0)	(65.9)
Corporate eliminations	(16.9)	(7.3)	(13.4)
Non-operating income (loss) (1)	(3.1)	11.4	(16.2)
Net interest expense	(49.6)	(47.9)	(27.1)

	$485.3	$667.5	$518.1

(1)	“Non-operating income (loss)” included equity investment income (loss), royalties and related intellectual property expenses, gains and losses on sales of investments and securities available-for-sale, impairments of investments and securities available-for-sale, and mark-to-market adjustments of derivatives. Additional information regarding non-operating income (loss) is set forth in Note 20: Non-Operating Income (Loss).

(2)	The operating income in our RF Communications segment included a $9.5 million charge for integration and other costs associated with our acquisition of Wireless Systems. The operating income in our Government Communications Systems segment included an $18.0 million ($11.3 million after-tax, or $.09 per diluted share) charge for schedule and cost overruns on commercial satellite reflector programs. The operating income in our Broadcast Communications segment included a $255.5 million charge for impairment of goodwill and other long-lived assets. Additionally, we initiated a number of cost-reduction actions across our business segments and at our corporate headquarters during fiscal 2009, resulting in charges of $8.1 million, $5.0 million, $13.1 million and $2.4 million in our RF Communications, Government Communications Systems and Broadcast Communications segments and at our corporate headquarters, respectively, for severance and other employee-related exit costs and for consolidation of facilities.

(3)	The operating income in our Government Communications Systems segment included $10.0 million of income related to the renegotiation of pricing on an IT services contract offset by a $75.9 million ($47.1 million after-tax, or $.34 per diluted share) charge for schedule and cost overruns on commercial satellite reflector programs.

(4)	The operating income in our Broadcast Communications segment included a charge of $7.5 million related to severance and other expenses associated with cost-reduction actions directed at downsizing to better align the cost structure for our transmission and software solution products to their revenue run rates, and an $18.9 million write-down of capitalized software associated with our decision to discontinue an automation software development effort. Non-operating income (loss) included a $19.8 million write-down of our investment in Terion due to an other-than-temporary impairment.

NOTE 26:	LEGAL PROCEEDINGS AND CONTINGENCIES

From time to time, as a normal incident of the nature and kind of businesses in which we are, or were, engaged, various claims or charges are asserted and litigation commenced by or against us arising from or related to matters including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; the sale or use of products containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We typically record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs are expensed when incurred. While it is not feasible to predict the outcome of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these matters with certainty, and some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us, based upon available information, in the opinion of management, settlements and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at July 3, 2009 are reserved for, covered by insurance or would not have a material adverse effect on our financial position, results of operations or cash flows.

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

QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data is summarized below.

	Quarter Ended				Total
	9-26-08(1)	1-2-09(2)	4-3-09(3)	7-3-09(4)	Year
	(In millions, except per share amounts)

Fiscal 2009
Revenue	$1,172.6	$1,333.2	$1,205.1	$1,294.1	$5,005.0
Gross profit	380.7	407.9	391.8	404.4	1,584.8
Income from continuing operations before income taxes	171.6	202.5	198.1	(86.9)	485.3
Income from continuing operations	119.4	140.6	135.9	(83.5)	312.4
Discontinued operations, net of income taxes	(0.7)	(179.2)	(21.7)	(72.9)	(274.5)
Net income	118.7	(38.6)	114.2	(156.4)	37.9
Per share data:
Basic
Income from continuing operations	.90	1.06	1.03	(.64)	2.36
Discontinued operations	(.01)	(1.35)	(.16)	(.55)	(2.07)
Net income	.89	(.29)	.87	(1.19)	.29
Diluted
Income from continuing operations	.89	1.06	1.02	(.64)	2.35
Discontinued operations	(.01)	(1.35)	(.16)	(.55)	(2.07)
Net income	.88	(.29)	.86	(1.19)	.28
Cash dividends	.20	.20	.20	.20	.80
Stock prices — High	55.00	47.52	45.25	32.22
Low	42.00	27.56	27.38	27.22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended				Total
	9-28-07(5)	12-28-07	3-28-08(6)	6-27-08(7)	Year
	(In millions, except per share amounts)

Fiscal 2008
Revenue	$1,059.1	$1,137.1	$1,153.0	$1,246.9	$4,596.1
Gross profit	331.8	360.2	342.7	415.8	1,450.5
Income from continuing operations before income taxes	153.6	172.4	141.1	200.4	667.5
Income from continuing operations	99.6	113.2	106.2	134.5	453.5
Discontinued operations, net of income taxes	0.6	1.1	1.8	(12.8)	(9.3)
Net income	100.2	114.3	108.0	121.7	444.2
Per share data:
Basic
Income from continuing operations	.76	.83	.79	1.01	3.39
Discontinued operations	—	.01	.01	(.10)	(.07)
Net income	.76	.84	.80	.91	3.32
Diluted
Income from continuing operations	.73	.82	.78	.99	3.33
Discontinued operations	—	.01	—	(.09)	(.07)
Net income	.73	.83	.78	.90	3.26
Cash dividends	.15	.15	.15	.15	.60
Stock prices — High	62.43	66.94	63.17	66.71
Low	52.00	57.20	44.11	47.89

(1)	Income from continuing operations before income taxes included a $6.8 million ($4.3 million after-tax) charge in our Government Communications Systems segment for schedule and cost overruns on commercial satellite reflector programs; a $4.0 million ($2.5 million after-tax) charge in our Broadcast Communications segment for cost-reduction actions initiated in response to the global economic slowdown and a related decrease in capital expenditures by customers; and a $7.6 million ($4.8 million after-tax) non-operating charge to write down our investment in AuthenTec to reflect an other-than-temporary impairment.

(2)	Income from continuing operations before income taxes included a $10.8 million ($6.8 million after-tax) charge in our Government Communications Systems segment for schedule and cost overruns on commercial satellite reflector programs; a $5.0 million tax benefit relating to prior periods from legislative action that restored the U.S. Federal income tax credit for research and development expenses; and a $3.7 million state tax benefit related to the filing of our fiscal 2007 tax returns.

(3)	Income from continuing operations before income taxes included a $7.5 million ($4.7 million after-tax) non-operating gain on our sale of certain non-strategic patents and a $6.5 million favorable impact from the settlement of the U.S. Federal income tax audit of fiscal year 2007.

(4)	Income from continuing operations before income taxes included a $255.5 million ($196.7 million after-tax) charge in our Broadcast Communications segment for impairment of goodwill and other long-lived assets; a $9.5 million ($6.0 million after-tax) charge related to integration and other costs associated with our acquisition of Wireless Systems; and a $22.3 million ($14.0 million after-tax) charge for company-wide cost-reduction actions initiated in response to the global economic slowdown, pressure on DoD spending, and contract delays. These cost-reduction actions resulted in charges of $8.1 million, $3.4 million, $8.4 million and $2.4 million in our RF Communications, Government Communications Systems and Broadcast Communications segments and at our corporate headquarters, respectively, for severance and facilities consolidation actions.

(5)	Income from continuing operations before income taxes included a $23.6 million pre-tax ($14.6 million after-tax) charge for schedule and cost overruns on commercial satellite reflector programs in our Government Communications Systems segment.

(6)	Income from continuing operations before income taxes included a $46.8 million pre-tax ($29.0 million after-tax) charge for schedule and cost overruns on commercial satellite reflector programs in our Government Communications Systems segment, partially offset by an $11 million favorable impact from the settlement of U.S. Federal income tax audits for fiscal 2004 through 2006.

(7)	Income from continuing operations before income taxes included a $5.5 million pre-tax ($3.4 million after-tax) charge for schedule and cost overruns on commercial satellite reflector programs in our Government Communications Systems segment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures:  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of fiscal 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of fiscal 2009 our disclosure controls and procedures were effective.

(b) Changes in internal control:  We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties, and adding additional monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 3, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Evaluation of Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of the end of fiscal 2009 and concluded that our internal control over financial reporting was effective as of the end of fiscal 2009. “Management’s Report on Internal Control Over Financial Reporting” is included within “Item 8. Financial Statements and Supplementary Data” of this Report. The effectiveness of our internal control over financial reporting was audited by Ernst & Young LLP, our independent registered public accounting firm. Their unqualified report is included within “Item 8. Financial Statements and Supplementary Data” of this Report.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a) Identification of Directors:  The information required by this Item, with respect to our directors, is incorporated herein by reference to the discussion under the headings Proposal 1: Election of Directors — Terms Expiring In 2010 and Current Directors Not Up For Election in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 23, 2009, which proxy statement is expected to be filed within 120 days after the end of our 2009 fiscal year.

(b) Identification of Executive Officers:  Certain information regarding our executive officers is included in Part I of this Report under the heading “Executive Officers of the Registrant” in accordance with General Instruction G(3) of Form 10-K.

(c) Audit Committee Information; Financial Expert:  The information required by this Item with respect to the Audit Committee of our Board of Directors and Audit Committee financial experts is incorporated herein by reference to the discussion under the headings Board Committees and Committee Charters, Audit Committee and Committee Membership in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 23, 2009, which proxy statement is expected to be filed within 120 days after the end of our 2009 fiscal year.

(d) Section 16(a) Beneficial Ownership Reporting Compliance:  The information relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the discussion under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 23, 2009, which proxy statement is expected to be filed within 120 days after the end of our 2009 fiscal year.

(e) Code of Ethics:  All our directors and employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other senior accounting and financial officers, are required to abide by our Standards of Business Conduct. Our Standards of Business Conduct are posted on our website at www.harris.com/business-conduct and are also available free of charge by written request to our Director of Business Conduct, Harris Corporation, 1025 West NASA Boulevard, Melbourne, Florida 32919. We intend to disclose any amendment to, or waiver from, our Standards of Business Conduct granted in favor of any of our directors or officers on the Business Conduct section of our website at www.harris.com/business-conduct within four business days following such amendment or waiver. The information required by this Item with respect to codes of ethics is incorporated herein by reference to the discussion under the heading Standards of Business Conduct in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 23, 2009, which proxy statement is expected to be filed within 120 days after the end of our 2009 fiscal year.

(f) Policy for Nominees:  The information required under Item 407(c)(3) of Regulation S-K is incorporated herein by reference to the discussion concerning procedures by which shareholders may recommend nominees to our Board of Directors contained under the heading Director Nomination Process and Criteria in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 23, 2009, which proxy statement is expected to be filed within 120 days after the end of our 2009 fiscal year. No material changes to those procedures have occurred since the disclosure regarding those procedures in our Proxy Statement for our 2008 Annual Meeting of Shareholders. Separately, in fiscal 2009, we amended the advance notice provision of our By-Laws which, among other things, changed the timing and information requirements for advance notice of any nomination of directors directly by a shareholder. Additional information concerning requirements and procedures for shareholders directly nominating directors is contained under the heading Shareholder Proposals for the 2010 Annual Meeting of Shareholders in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 23, 2009, which proxy statement is expected to be filed within 120 days after the end of our 2009 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item, with respect to compensation of our directors and executive officers, is incorporated herein by reference to the discussion under the headings Director Compensation and Benefits, Executive Compensation and Management Development and Compensation Committee Report in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 23, 2009, which proxy statement is expected to be filed within 120 days after the end of our 2009 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of July 3, 2009 about our common stock that may be issued, whether upon the exercise of options, warrants and rights or otherwise, under our existing equity compensation plans.

Number of securities
remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise	exercise price	equity compensation plans
	of outstanding options,	of outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)(2)	(b)(2)	(c)

Equity compensation plans approved by shareholders (1)	6,017,226	$36.99	21,531,236
Equity compensation plans not approved by shareholders	-0-	N/A	-0-

Total	6,017,226	$36.99	21,531,236

(1)	Consists of the Harris Corporation Stock Incentive Plan, the Harris Corporation 2000 Stock Incentive Plan and the Harris Corporation 2005 Equity Incentive Plan. No additional awards may be granted under the Harris Corporation Stock Incentive Plan or the Harris Corporation 2000 Stock Incentive Plan.

(2)	Under the Harris Corporation 2005 Equity Incentive Plan, in addition to options, we have granted share-based compensation awards in the form of performance shares, restricted stock, performance share units, restricted stock units, or other similar types of share awards. As of July 3, 2009, there were 1,113,065 such awards outstanding under that plan. The outstanding awards consisted of (i) 1,022,397 performance share awards and restricted stock awards, for which all 1,022,397 shares were issued and outstanding; and (ii) 90,668 performance share unit awards and restricted stock unit awards, for which all 90,668 were payable in shares but for which no shares were yet issued and outstanding. The 6,017,226 shares to be issued upon exercise of outstanding options, warrants and rights as listed in column (a) consisted of shares to be issued in respect of the exercise of 5,926,558 outstanding options and in respect of the 90,668 performance share unit awards and restricted stock units awards payable in shares. Because there is no exercise price associated with performance share awards or restricted stock awards or with performance share units awards or restricted stock unit awards, all of which are granted to employees at no cost, such awards are not included in the weighted average exercise price calculation in column (b).

See Note 14: Stock Options and Other Share-Based Compensation in the Notes for a general description of our stock and equity incentive plans.

The other information required by this Item, with respect to security ownership of certain of our beneficial owners and management, is incorporated herein by reference to the discussion under the headings Our Largest Shareholders and Shares Held By Our Directors and Executive Officers in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 23, 2009, which proxy statement is expected to be filed within 120 days after the end of our 2009 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference to the discussion under the headings Director Independence and Related Person Transaction Policy in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 23, 2009, which proxy statement is expected to be filed within 120 days after the end of our 2009 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference to the discussion under the heading Proposal 2: Ratification of the Appointment of Independent Registered Public Accounting Firm in our Proxy Statement for our Annual Meeting of Shareholders scheduled to be held on October 23, 2009, which proxy statement is expected to be filed within 120 days after the end of our 2009 fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this Report:

Page

(1) List of Financial Statements Filed as Part of this Report
The following financial statements and reports of Harris Corporation and its consolidated subsidiaries are included in Item 8. of this Report at the page numbers referenced below:
Management’s Report on Internal Control Over Financial Reporting	56
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements	57
Report of Independent Registered Public Accounting Firm on the Effectiveness of Internal Control Over Financial Reporting	58
Consolidated Statement of Income — Fiscal Years ended July 3, 2009; June 27, 2008; and June 29, 2007	59
Consolidated Balance Sheet — July 3, 2009 and June 27, 2008	60
Consolidated Statement of Cash Flows — Fiscal Years ended July 3, 2009; June 27, 2008; and June 29, 2007	61
Consolidated Statement of Comprehensive Income and Shareholders’ Equity — Fiscal Years ended July 3, 2009; June 27, 2008; and June 29, 2007	62
Notes to Consolidated Financial Statements	63
(2) Financial Statement Schedules:
Schedule II — Valuation and Qualifying Accounts — Fiscal Years ended July 3, 2009; June 27, 2008; and June 29, 2007	106

All other schedules are omitted because they are not applicable, the amounts are not significant, or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

(3)  Exhibits:

The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:

(1)(a) Underwriting Agreement, dated as of November 30, 2007, among Harris Corporation and Bank of America Securities LLC and Morgan Stanley & Co. Incorporated, on behalf of the several underwriters named therein, incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2007. (Commission File Number 1-3863)

(1)(b) Underwriting Agreement, dated as of June 4, 2009, among Harris Corporation and Citigroup Global Markets Inc. and Morgan Stanley & Co. Incorporated, on behalf of the several underwriters named therein, incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2009. (Commission File Number 1-3863)

(2)(a)(i) Asset Purchase Agreement, dated as of April 16, 2009, among Harris Corporation, Tyco Electronics Group S.A. and, solely for the limited purposes of Section 11.09, Tyco Electronics Ltd., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 22, 2009. (Commission File Number 1-3863)

(ii) Amendment to Asset Purchase Agreement, dated as of May 29, 2009, by and among Harris Corporation, Tyco Electronics Group S.A. and, solely for the limited purposes of Section 11.09, Tyco Electronics Ltd., incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2009. (Commission File Number 1-3863)

(3)(a) Restated Certificate of Incorporation of Harris Corporation (1995), as amended, incorporated herein by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2008. (Commission File Number 1-3863)

(3)(b) By-Laws of Harris Corporation, as amended and restated effective October 24, 2008, incorporated herein by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2008. (Commission File Number 1-3863)

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

(4)(e)(i) Indenture, dated as of September 3, 2003, between Harris Corporation and The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit 4(b) to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-108486, filed with the SEC on September 3, 2003.

(ii) Instrument of Resignation of Trustee, Appointment and Acceptance of Successor Trustee, dated as of June 2, 2009, among Harris Corporation, The Bank of New York Mellon (formerly known as The Bank of New York) and The Bank of New York Mellon Trust Company, N.A., as to Indenture dated as of September 3, 2003, incorporated herein by reference to Exhibit 4(m) to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-159688, filed with the SEC on June 3, 2009.

(4)(f)(i) Subordinated Indenture, dated as of September 3, 2003, between Harris Corporation and The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit 4(c) to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-108486, filed with the SEC on September 3, 2003.

(ii) Instrument of Resignation of Trustee, Appointment and Acceptance of Successor Trustee, dated as of June 2, 2009, among Harris Corporation, The Bank of New York Mellon (formerly known as The Bank of New York) and The Bank of New York Mellon Trust Company, N.A., as to Subordinated Indenture dated as of September 3, 2003, incorporated herein by reference to Exhibit 4(n) to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-159688, filed with the SEC on June 3, 2009.

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

(4)(i) Form of the Company’s 6.375% Notes due 2019, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2009. (Commission File Number 1-3863)

(4)(j) Pursuant to Regulation S-K Item 601(b)(4)(iii), Registrant by this filing agrees, upon request, to furnish to the SEC a copy of other instruments defining the rights of holders of long-term debt of Harris.

(10) Material Contracts:

*(10)(a) Form of Executive Change in Control Severance Agreement, incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009. (Commission File Number 1-3863)

*(10)(b)(i) Harris Corporation 2005 Annual Incentive Plan (Effective as of July 2, 2005), incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2005. (Commission File Number 1-3863)

(ii) Amendment No. 1 to Harris Corporation 2005 Annual Incentive Plan, effective January 1, 2009, incorporated herein by reference to Exhibit (10)(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009. (Commission File Number 1-3863)

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

(iii) Stock Option Agreement Terms and Conditions (as of 8/25/00) for grants under the Harris Corporation Stock Incentive Plan, incorporated herein by reference to Exhibit (10)(i) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2000. (Commission File Number 1-3863)

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

(iii) Amendment No. 2 to Harris Corporation 2000 Stock Incentive Plan, effective January 1, 2009, incorporated herein by reference to Exhibit (10)(c) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009. (Commission File Number 1-3863)

(iv) Stock Option Agreement Terms and Conditions (as of 10/27/2000) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit (10)(d)(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001. (Commission File Number 1-3863)

(v) Stock Option Agreement Terms and Conditions (as of 8/24/01) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit (10)(i) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001. (Commission File Number 1-3863)

(vi) Stock Option Agreement Terms and Conditions (as of 8/22/03) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2003. (Commission File Number 1-3863)

(vii) Stock Option Agreement Terms and Conditions (as of 8/27/04) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(a) to the

Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2004. (Commission File Number 1-3863)

(viii) Stock Option Agreement Terms and Conditions (as of 8/26/05) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2005. (Commission File Number 1-3863)

(ix) Form of Outside Director Stock Option Agreement (as of 10/27/2000) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit (10)(d)(iii) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001. (Commission File Number 1-3863)

(x) Restoration Stock Option Agreement Terms and Conditions (as of 8/22/03) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2003. (Commission File Number 1-3863)

*(10)(e)(i) Harris Corporation 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2005. (Commission File Number 1-3863)

(ii) Amendment No. 1 to Harris Corporation 2005 Equity Incentive Plan, effective January 1, 2009, incorporated herein by reference to Exhibit (10)(d) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009. (Commission File Number 1-3863)

(iii) Stock Option Award Agreement Terms and Conditions (as of 10/28/05) for grants under the Harris Corporation 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2005. (Commission File Number 1-3863)

(iv) Performance Share Award Agreement Terms and Conditions (as of 10/28/05) for grants under the Harris Corporation 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2005. (Commission File Number 1-3863)

(v) Restricted Stock Award Agreement Terms and Conditions (as of 10/28/05) for grants under the Harris Corporation 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2005. (Commission File Number 1-3863)

(vi) Performance Unit Award Agreement Terms and Conditions (as of 10/28/05) for grants under the Harris Corporation 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2005. (Commission File Number 1-3863)

(vii) Restricted Unit Award Agreement Terms and Conditions (as of 10/28/05) for grants under the Harris Corporation 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10(j) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2005. (Commission File Number 1-3863)

(viii) Form of Stock Option Award Agreement Terms and Conditions (as of June 30, 2007) for grants under the Harris Corporation 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2007. (Commission File Number 1-3863)

(ix) Form of Performance Share Award Agreement Terms and Conditions (as of June 30, 2007) for grants under the Harris Corporation 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2007. (Commission File Number 1-3863)

(x) Form of Performance Share Unit Award Agreement Terms and Conditions (as of June 30, 2007) for grants under the Harris Corporation 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2007. (Commission File Number 1-3863)

(xi) Form of Restricted Stock Award Agreement Terms and Conditions (as of June 30, 2007) for grants under the Harris Corporation 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2007. (Commission File Number 1-3863)

(xii) Form of Restricted Stock Unit Award Agreement Terms and Conditions (as of June 30, 2007) for grants under the Harris Corporation 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2007. (Commission File Number 1-3863)

(xiii) Form of Stock Option Award Agreement Terms and Conditions (as of June 28, 2008) for grants under the Harris Corporation 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2008. (Commission File Number 1-3863)

(xiv) Form of Performance Share Award Agreement Terms and Conditions (as of June 28, 2008) for grants under the Harris Corporation 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2008. (Commission File Number 1-3863)

(xv) Form of Performance Share Unit Award Agreement Terms and Conditions (as of June 28, 2008) for grants under the Harris Corporation 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2008. (Commission File Number 1-3863)

(xvi) Form of Restricted Stock Award Agreement Terms and Conditions (as of June 28, 2008) for grants under the Harris Corporation 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2008. (Commission File Number 1-3863)

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

(iv) Amendment Number Three to the Harris Corporation Retirement Plan, dated June 5, 2008, incorporated herein by reference to Exhibit 10(f)(iv) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2008. (Commission File Number 1-3863)

(v) Amendment Number Four to the Harris Corporation Retirement Plan, dated November 7, 2008 and effective November 6, 2008, incorporated herein by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009. (Commission File Number 1-3863)

(vi) Amendment Number Five to the Harris Corporation Retirement Plan, dated March 5, 2009.

(vii) Amendment Number Six to the Harris Corporation Retirement Plan, dated May 21, 2009 and effective July 1, 2009.

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

*(10)(h) Harris Corporation 2005 Supplemental Executive Retirement Plan, effective January 1, 2009, incorporated herein by reference to Exhibit (10)(f) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009. (Commission File Number 1-3863)

*(10)(i)(i) Harris Corporation 1997 Directors’ Deferred Compensation and Annual Stock Unit Award Plan (Amended and Restated Effective January 1, 2006), incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2005. (Commission File Number 1-3863)

(ii) Amendment Number One to the Harris Corporation 1997 Directors’ Deferred Compensation and Annual Stock Unit Award Plan (Amended and Restated Effective January 1, 2006), effective January 1, 2009, incorporated herein by reference to Exhibit (10)(g) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009. (Commission File Number 1-3863)

*(10)(j) Harris Corporation 2005 Directors’ Deferred Compensation Plan (as Amended and Restated Effective January 1, 2009), incorporated herein by reference to Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009. (Commission File Number 1-3863)

(10)(k) Revolving Credit Agreement, dated as of September 10, 2008, among the Company and the other parties thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2008. (Commission File Number 1-3863)

*(10)(l) Form of Director and Executive Officer Indemnification Agreement, incorporated herein by reference to Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 1998. (Commission File Number 1-3863)

*(10)(m)(i) Amended and Restated Master Trust Agreement and Declaration of Trust, made as of December 2, 2003, by and between Harris Corporation and The Northern Trust Company, incorporated herein by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2004. (Commission File Number 1-3863)

(ii) Amendment to the Harris Corporation Master Trust, dated May 21, 2009.

*(10)(n)(i) Master Rabbi Trust Agreement, amended and restated as of December 2, 2003, by and between Harris Corporation and The Northern Trust Company, incorporated herein by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2004. (Commission File Number 1-3863)

(ii) First Amendment to Master Rabbi Trust Agreement, dated the 24th day of September, 2004, incorporated herein by reference to Exhibit (10)(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2004. (Commission File Number 1-3863)

(iii) Second Amendment to the Harris Corporation Master Rabbi Trust Agreement, dated as of December 8, 2004, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2004. (Commission File Number 1-3863)

(iv) Third Amendment to the Harris Corporation Master Rabbi Trust Agreement, dated January 15, 2009 and effective January 1, 2009, incorporated herein by reference to Exhibit (10)(i) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009. (Commission File Number 1-3863)

*(10)(o) Letter Agreement, dated as of December 19, 2008 and effective January 1, 2009, by and between Harris Corporation and Howard L. Lance, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 24, 2008. (Commission File Number 1-3863)

*(10)(p)(i) Offer Letter, dated July 5, 2005, by and between Harris Corporation and Jeffrey S. Shuman, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2005. (Commission File Number 1-3863)

(ii) Addendum, dated December 12, 2008, to the Offer Letter, dated July 5, 2005, by and between Harris Corporation and Jeffrey S. Shuman, incorporated herein by reference to Exhibit 10(l) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009. (Commission File Number 1-3863)

*(10)(q)(i) Letter Agreement, dated as of January 23, 2007, by and between Harris Corporation and Timothy E. Thorsteinson, incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2007. (Commission File Number 1-3863)

(ii) Addendum, dated as of December 5, 2007, to the Letter Agreement, dated as of January 23, 2007, by and between Harris Corporation and Timothy E. Thorsteinson, incorporated herein by reference to Exhibit 10(p)(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2008. (Commission File Number 1-3863).

(iii) Second Addendum, dated as of July 30, 2008, to the Letter Agreement, dated as of January 23, 2007, by and between Harris Corporation and Timothy E. Thorsteinson, incorporated herein by reference to Exhibit 10(p)(iii) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2008. (Commission File Number 1-3863).

(iv) Third Addendum, dated December 12, 2008, to the Letter Agreement, dated as of January 23, 2007, by and between Harris Corporation and Timothy E. Thorsteinson, incorporated herein by reference to Exhibit 10(m) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009. (Commission File Number 1-3863)

(10)(r) Commercial Paper Issuing and Paying Agent Agreement, dated as of March 30, 2005, between Citibank, N.A. and Harris Corporation, incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2005. (Commission File Number 1-3863)

*(10)(s) Supplemental Pension Plan for Howard L. Lance (Amended and Restated effective January 1, 2009), dated as of December 19, 2008, by and between Harris Corporation and Howard L. Lance, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 24, 2008. (Commission File Number 1-3863)

(10)(t) Non-Competition Agreement, dated as of January 26, 2007, among Harris Corporation, Stratex Networks, Inc. and Harris Stratex Networks, Inc., incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2007. (Commission File Number 1-3863)

(10)(u) Commercial Paper Dealer Agreement, dated as of June 12, 2007, between Citigroup Global Markets Inc. and Harris Corporation, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2007. (Commission File Number 1-3863)

(10)(v) Commercial Paper Dealer Agreement, dated June 13, 2007, between Banc of America Securities LLC and Harris Corporation, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2007. (Commission File Number 1-3863)

(10)(w) Commercial Paper Dealer Agreement, dated as of June 14, 2007, between SunTrust Capital Markets, Inc. and Harris Corporation, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2007. (Commission File Number 1-3863)

*(10)(x) Summary of Annual Compensation of Outside Directors.

*(10)(y) Summary of Certain Compensation Arrangements of Named Executive Officers, incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2008. (Commission File Number 1-3863)

(12) Statement regarding computation of ratio of earnings to fixed charges.

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

HARRIS CORPORATION
(Registrant)

Date: August 31, 2009	By: /s/ Howard L. Lance
Howard L. Lance Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Howard L. Lance Howard L. Lance		Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 31, 2009

/s/ Gary L. McArthur Gary L. McArthur		Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 31, 2009

/s/ Lewis A. Schwartz Lewis A. Schwartz		Vice President, Principal Accounting Officer (Principal Accounting Officer)	August 31, 2009

/s/ Thomas A. Dattilo* Thomas A. Dattilo		Director	August 31, 2009

/s/ Terry D. Growcock* Terry D. Growcock		Director	August 31, 2009

/s/ Lewis Hay III* Lewis Hay III		Director	August 31, 2009

/s/ Karen Katen* Karen Katen		Director	August 31, 2009

/s/ Stephen P. Kaufman* Stephen P. Kaufman		Director	August 31, 2009

/s/ Leslie F. Kenne* Leslie F. Kenne		Director	August 31, 2009

/s/ David B. Rickard* David B. Rickard		Director	August 31, 2009

/s/ James C. Stoffel* James C. Stoffel		Director	August 31, 2009

/s/ Gregory T. Swienton* Gregory T. Swienton		Director	August 31, 2009

/s/ Hansel E. Tookes II* Hansel E. Tookes II		Director	August 31, 2009

*By:	/s/ Scott T. Mikuen Scott T. Mikuen Attorney-in-Fact pursuant to a power of attorney

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

HARRIS CORPORATION AND SUBSIDIARIES
(In thousands)

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
	Balance at	Charged to	Charged to
	Beginning	Costs and	Other Accounts		Deductions —		Balance at
Description	of Period	Expenses	Describe		Describe		End of Period

Year ended July 3, 2009:
Amounts Deducted From
Respective Asset Accounts:
					$182	(A)
					2,991	(B)

Allowances for collection losses	$5,712	$4,711	$6,011	(C)	$3,173		$13,261

Allowances for deferred tax assets	$84,366	$(12,403)	$736	(D)	$235	(A)	$72,464

Year ended June 27, 2008:
Amounts Deducted From
Respective Asset Accounts:
					$(84	) (A)
					1,295	(B)

Allowances for collection losses	$6,250	$673	$—		$1,211		$5,712

			$9,028	(C)
			11,237	(D)

Allowances for deferred tax assets	$62,148	$1,760	$20,265		$(193)		$84,366

Year ended June 29, 2007:
Amounts Deducted From
Respective Asset Accounts:
					$(95	) (A)
					3,020	(B)

Allowances for collection losses	$9,300	$(708)	$583	(C)	$2,925		$6,250

Allowances for deferred tax assets	$59,224	$2,814	$—		$(110	) (A)	$62,148

Note A — Foreign currency translation gains and losses.

Note B — Uncollectible accounts charged off, less recoveries on accounts previously charged off.

Note C — Acquisitions.

Note D — FIN 48.