Form 10-Q
period 2009-10-02
HARRIS CORP /DE/
filed 2009-10-28
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2009
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

Large accelerated filer ☑ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
The number of shares outstanding of the registrant’s common stock as of October 23, 2009 was 131,717,111 shares.

HARRIS CORPORATION
FORM 10-Q
For the Quarter Ended October 2, 2009
INDEX

Page
Part I. Financial Information:
Item 1. Financial Statements (Unaudited):
Condensed Consolidated Statement of Income for the Quarter ended October 2, 2009 and September 26, 2008	1
Condensed Consolidated Balance Sheet at October 2, 2009 and July 3, 2009	2
Condensed Consolidated Statement of Cash Flows for the Quarter ended October 2, 2009 and September 26, 2008	3
Notes to Condensed Consolidated Financial Statements	4
Report of Independent Registered Public Accounting Firm	12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	24

Part II. Other Information:
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	26
Item 4. Submission of Matters to a Vote of Security Holders	26
Item 5. Other Information	26
Item 6. Exhibits	26

Signature	28
Exhibit Index
EX-10.(B)
EX-10.(C)
EX-10.(D)
EX-12
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
     This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended
	October 2,	September 26,
	2009	2008
	(In millions, except per share amounts)
Revenue from product sales and services	$1,203.0	$1,172.6

Cost of product sales and services	(812.1)	(791.9)
Engineering, selling and administrative expenses	(212.1)	(189.6)
Non-operating loss	(0.2)	(8.1)
Interest income	0.4	1.0
Interest expense	(18.2)	(12.4)

Income from continuing operations before income taxes	160.8	171.6
Income taxes	(56.3)	(52.2)

Income from continuing operations	104.5	119.4
Discontinued operations, net of income taxes	—	(1.3)

Net income	104.5	118.1
Noncontrolling interest in discontinued operations, net of income taxes	—	0.6

Net income attributable to Harris Corporation	$104.5	$118.7

Amounts attributable to Harris Corporation common shareholders
Income from continuing operations	$104.5	$119.4
Discontinued operations, net of income taxes	—	(0.7)

Net income	$104.5	$118.7

Net income per common share attributable to Harris Corporation common shareholders

Basic
Continuing operations	$0.79	$0.89
Discontinued operations	—	—

	$0.79	$0.89

Diluted
Continuing operations	$0.79	$0.89
Discontinued operations	—	(0.01)

	$0.79	$0.88

Cash dividends paid per common share	$0.22	$0.20

Basic weighted average shares outstanding	131.8	134.0
Diluted weighted average shares outstanding	131.9	134.7
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	October 2,	July 3,
	2009	2009(1)
	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$231.1	$281.2
Receivables	742.7	770.8
Inventories	633.5	607.2
Income taxes receivable	—	21.0
Current deferred income taxes	124.8	117.2
Other current assets	65.7	62.0

Total current assets	1,797.8	1,859.4
Non-current Assets
Property, plant and equipment	532.2	543.2
Goodwill	1,522.2	1,507.1
Intangible assets	319.9	335.6
Non-current deferred income taxes	78.1	85.3
Other non-current assets	140.8	134.5

Total non-current assets	2,593.2	2,605.7

	$4,391.0	$4,465.1

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$25.0	$105.7
Accounts payable	305.5	368.0
Compensation and benefits	160.6	224.9
Other accrued items	302.6	288.7
Advance payments and unearned income	155.8	121.7
Income taxes payable	32.2	—
Current portion of long-term debt	0.8	0.7

Total current liabilities	982.5	1,109.7
Non-current Liabilities
Long-term debt	1,177.1	1,177.3
Long-term contract liability	142.3	145.6
Other long-term liabilities	168.3	163.4

Total non-current liabilities	1,487.7	1,486.3

Shareholders’ Equity
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 130,247,316 shares at October 2, 2009 and 131,370,702 shares at July 3, 2009	130.2	131.4
Other capital	459.3	466.3
Retained earnings	1,362.3	1,322.8
Accumulated other comprehensive loss	(31.0)	(51.4)

Total shareholders’ equity	1,920.8	1,869.1

	$4,391.0	$4,465.1

(1)	Derived from audited financial statements.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Quarter Ended
	October 2,	September 26,
	2009	2008
	(In millions)
Operating Activities
Net income	$104.5	$118.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42.1	42.5
Share-based compensation	11.1	9.0
Non-current deferred income taxes	6.4	(3.1)
Impairment of securities available-for-sale	—	7.6
Noncontrolling interest in discontinued operations, net of income taxes	—	(0.6)
(Increase) decrease in:
Accounts and notes receivable	29.2	(121.4)
Inventories	(29.8)	(66.8)
Increase (decrease) in:
Accounts payable and accrued expenses	(106.0)	33.4
Advance payments and unearned income	34.1	(14.4)
Income taxes	45.1	35.9
Other	(2.2)	(3.3)

Net cash provided by operating activities	134.5	37.5

Investing Activities
Cash adjustments related to acquired businesses	1.0	—
Additions of property, plant and equipment	(18.6)	(27.8)
Additions of capitalized software	(2.0)	(3.9)
Cash paid for short-term investments available-for-sale	—	(1.2)
Proceeds from the sale of short-term investments available-for-sale	—	1.8

Net cash used in investing activities	(19.6)	(31.1)

Financing Activities
Proceeds from borrowings	—	78.5
Repayment of borrowings	(81.1)	(9.2)
Proceeds from exercise of employee stock options	0.1	5.3
Repurchases of common stock	(55.3)	(81.6)
Cash dividends	(29.0)	(26.9)

Net cash used in financing activities	(165.3)	(33.9)

Effect of exchange rate changes on cash and cash equivalents	0.3	(0.3)

Net decrease in cash and cash equivalents	(50.1)	(27.8)

Cash and cash equivalents, beginning of year	281.2	370.0

Cash and cash equivalents, end of quarter	231.1	342.2

Less cash and cash equivalents of discontinued operations	—	(94.4)

Cash and cash equivalents of continuing operations, end of quarter	$231.1	$247.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
October 2, 2009
Note A — Significant Accounting Policies and Recent Accounting Standards
Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of Harris Corporation and its subsidiaries. As used in these Notes to Condensed Consolidated Financial Statements (Unaudited) (these “Notes”), the terms “Harris,” “Company,” “we,” “our,” and “us” refer to Harris Corporation and its consolidated subsidiaries. Significant intercompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements have been prepared by Harris, without an audit, in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the quarter ended October 2, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at July 3, 2009 has been derived from the audited financial statements but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. We provide complete financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 3, 2009 (the “Fiscal 2009 Form 10-K”).
     In the fourth quarter of fiscal 2009, in connection with the May 27, 2009 spin-off (the “Spin-off”) in the form of a taxable pro rata dividend to our shareholders of all the shares of Harris Stratex Networks, Inc. (“HSTX”) common stock owned by us (which constituted a controlling interest in HSTX), we eliminated as a reporting segment our former HSTX segment, which is reported as discontinued operations in this Report. As a result, our historical financial results have been restated to account for HSTX as discontinued operations for all periods presented in this Report. See Note B: Discontinued Operations in these Notes for additional information regarding discontinued operations.
     Unless otherwise specified, disclosures in these Notes relate solely to our continuing operations.
     The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the accompanying condensed consolidated financial statements and these Notes. Actual results could differ from those estimates and assumptions.
     We have evaluated any subsequent events through the date of filing of this Report with the SEC on October 28, 2009. No material subsequent events have occurred since October 2, 2009 that required recognition or disclosure in these financial statements.
Adoption of New Accounting Standards
     In the first quarter of fiscal 2010, we adopted the following accounting standards, none of which had a material impact on our financial position, results of operations or cash flows:
•	The Financial Accounting Standards Board (“FASB”) Accounting Standards Codificationtm (“Codification”), which is now the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 2009. Additionally, we are using the new guidelines prescribed by the Codification when referring to GAAP, including the elimination of pre-Codification GAAP references unless accompanied by Codification GAAP references.

•	The accounting standard deferring the effective date of the fair value measurement standard for disclosures related to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. See Note K — Fair Value Measurements in these Notes for fair value disclosures required by this standard.

•	The accounting standard requiring interim disclosures about fair value of financial instruments, which extends the annual disclosure requirements about fair value of financial instruments to interim reporting periods. See Note K — Fair Value Measurements in these Notes for fair value disclosures required by this standard.

•	The accounting standard updating accounting, presentation and disclosure requirements for noncontrolling interests in consolidated financial statements, which requires that noncontrolling interests (previously referred to as minority interests) be clearly identified and presented as a component of equity, separate from the parent’s equity. This standard also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; that changes in ownership interest be accounted for as equity transactions; and that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in that subsidiary and the gain or loss on the deconsolidation of that subsidiary be measured at fair value. The noncontrolling interest referenced in the accompanying condensed consolidated financial statements and these Notes relates to HSTX, which, as discussed in these Notes, is reported as discontinued operations in this Report as a result of the Spin-off; and the noncontrolling interest was comprised of the shares of HSTX not owned by us prior to the Spin-off. As a result of implementing this standard, for the applicable period in the accompanying Condensed Consolidated Statement of Income (Unaudited), the “Net income” line item includes 100 percent of the results of HSTX, and the “Net income attributable to Harris Corporation” line item includes 56 percent of the results of HSTX (which was the percentage of outstanding shares of HSTX owned by us prior to the Spin-off).

•	The accounting standard for determining whether instruments granted in share-based payment transactions are participating securities. In accordance with this standard, basic and diluted weighted average shares outstanding for prior periods have been restated. See Note I — Income From Continuing Operations Per Share in these Notes for further information.

•	The accounting standards for accounting for business combinations, which significantly change the accounting and reporting requirements related to business combinations, including the recognition of acquisition-related transaction and post-acquisition restructuring costs in our results of operations as incurred. While the adoption of these standards did not have a material impact on our financial position, results of operations or cash flows directly in the first quarter of fiscal 2010, it is expected to have a significant effect on the accounting for any future acquisitions we make.
Accounting Standards Issued But Not Yet Effective
     In October 2009, the FASB issued an accounting standards update that revises accounting and reporting requirements for arrangements with multiple deliverables. This update allows the use of an estimated selling price to determine the selling price of a deliverable in cases where neither vendor-specific objective evidence nor third-party evidence is available, which is expected to increase the ability for entities to separate deliverables in multiple-deliverable arrangements and, accordingly, to decrease the amount of revenue deferred in these cases. Additionally, this update requires the total selling price of a multiple-deliverable arrangement to be allocated at the inception of the arrangement to all deliverables based on relative selling prices. This update is to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for us is our fiscal 2011. Early adoption is permitted, and if this update is adopted early in other than the first quarter of an entity’s fiscal year, then it must be applied retrospectively to the beginning of that fiscal year. We currently anticipate adopting this update early, during a future quarter in fiscal 2010. We are currently evaluating the impact the adoption of this update will have on our financial position, results of operations and cash flows.
     In October 2009, the FASB issued an accounting standards update that clarifies which revenue allocation and measurement guidance should be used for arrangements that contain both tangible products and software, in cases where the software is more than incidental to the tangible product as a whole. More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software as well as undelivered software elements that relate to this software are excluded from the scope of existing software revenue guidance, which is expected to decrease the amount of revenue deferred in these cases. This update is to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for us is our fiscal 2011. Early adoption is permitted, but this update must be adopted in the same period as, and use the same transition method that is used for, the update described in the prior paragraph. We currently anticipate adopting this update early, during a future quarter in fiscal 2010. We are currently evaluating the impact the adoption of this update will have on our financial position, results of operations and cash flows.
Reclassifications
     Certain prior-year amounts have been reclassified in the accompanying condensed consolidated financial statements to conform with current-year classifications.
Note B — Discontinued Operations
     In the fourth quarter of fiscal 2009, in connection with the Spin-off in the form of a taxable pro rata dividend to our shareholders of all the shares of HSTX common stock owned by us (which constituted a controlling interest in HSTX), we eliminated as a reporting segment our former HSTX segment, which is reported as discontinued operations in this Report. As a result, our historical financial results have been restated to account for HSTX as discontinued operations for all periods presented in this Report.
     Summarized financial information for our discontinued operations in the quarter ended September 26, 2008 is as follows:

Quarter Ended
September 26,
2008
(In millions)
Revenue from product sales and services	$195.8

Income before income taxes and noncontrolling interest	$7.9
Income taxes	(9.2)

Discontinued operations, net of income taxes	(1.3)
Noncontrolling interest in discontinued operations, net of income taxes	0.6

Discontinued operations, net of income taxes	$(0.7)

     Unless otherwise specified, the information set forth in these Notes, other than this Note B — Discontinued Operations, relates solely to our continuing operations.
Note C — Stock Options and Other Share-Based Compensation
     As of October 2, 2009, we had three shareholder-approved employee stock incentive plans (“SIPs”) under which options or other share-based compensation was outstanding, and we had the following types of share-based awards outstanding under our SIPs: stock options, performance share awards, performance share unit awards, restricted stock awards and restricted stock unit awards. We believe that such awards more closely align the interests of employees receiving such awards with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our SIPs). The compensation cost related to our share-based awards that was charged against income was $11.1 million for the quarter ended October 2, 2009 and $8.0 million for the quarter ended September 26, 2008.
     Grants to employees under our SIPs during the quarter ended October 2, 2009 consisted of 2,004,090 stock options, 503,135 performance share awards and 329,150 restricted stock awards. The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option-pricing model which used the following assumptions: expected volatility of 38.24 percent; expected dividend yield of 2.15 percent; and expected life in years of 4.71.
Note D — Comprehensive Income and Accumulated Other Comprehensive Loss
     Comprehensive income for the quarters ended October 2, 2009 and September 26, 2008 was comprised of the following:

	Quarter Ended
	October 2,	September 26,
	2009	2008
	(In millions)
Net income	$104.5	$118.1
Other comprehensive income (loss):
Foreign currency translation	18.1	(22.2)
Net unrealized gain (loss) on securities available-for-sale, net of income taxes	1.0	(4.9)
Net unrealized gain (loss) on hedging derivatives, net of income taxes	(0.4)	1.9
Amortization of loss on treasury lock, net of income taxes	0.1	0.2
Recognition of pension actuarial losses in net income, net of income taxes	1.6	1.1

Total comprehensive income	124.9	94.2
Less comprehensive income attributable to noncontrolling interest	—	1.8

Comprehensive income attributable to Harris Corporation	$124.9	$96.0

     The components of accumulated other comprehensive loss at October 2, 2009 and July 3, 2009 are as follows:

	October 2,	July 3,
	2009	2009
	(In millions)
Foreign currency translation	$0.6	$(17.5)
Net unrealized gain (loss) on securities available-for-sale, net of income taxes	0.8	(0.2)
Net unrealized gain on hedging derivatives, net of income taxes	0.8	1.2
Unamortized loss on treasury lock, net of income taxes	(4.5)	(4.6)
Unrecognized pension obligations, net of income taxes	(28.7)	(30.3)

	$(31.0)	$(51.4)

Note E — Receivables
     Receivables are summarized below:

	October 2,	July 3,
	2009	2009
	(In millions)
Accounts receivable	$602.9	$630.4
Unbilled costs on cost-plus contracts	146.9	149.1
Notes receivable due within one year, net	4.4	4.5

	754.2	784.0
Less allowances for collection losses	(11.5)	(13.2)

	$742.7	$770.8

Note F — Inventories
     Inventories are summarized below:

	October 2,	July 3,
	2009	2009
	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$344.8	$305.0
Finished products	127.3	146.7
Work in process	61.9	64.1
Raw materials and supplies	99.5	91.4

	$633.5	$607.2

     Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $22.1 million at October 2, 2009 and $16.1 million at July 3, 2009.
Note G — Property, Plant and Equipment
     Property, plant and equipment are summarized below:

	October 2,	July 3,
	2009	2009
	(In millions)
Land	$11.1	$10.9
Software capitalized for internal use	85.8	69.8
Buildings	353.2	351.4
Machinery and equipment	812.3	812.5

	1,262.4	1,244.6
Less allowances for depreciation and amortization	(730.2)	(701.4)

	$532.2	$543.2

     Depreciation and amortization expense related to property, plant and equipment for the quarters ended October 2, 2009 and September 26, 2008 was $26.3 million and $21.4 million, respectively.

Note H — Accrued Warranties
     Changes in our warranty liability, which is included as a component of the “Other accrued items” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited), during the quarter ended October 2, 2009 are as follows:

(In millions)
Balance at July 3, 2009	$65.5
Warranty provision for sales made during the quarter ended October 2, 2009	4.2
Settlements made during the quarter ended October 2, 2009	(4.9)
Other adjustments to the warranty liability, including those for foreign currency translation, during the quarter ended October 2, 2009	0.2

Balance at October 2, 2009	$65.0

Note I — Income From Continuing Operations Per Share
     In the quarter ended October 2, 2009, we adopted an accounting standard requiring that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) be treated as participating securities and that such awards be included in the calculations of income per basic and diluted share. Income per diluted share should be calculated using the more dilutive of the treasury stock or two-class methods. Our performance share awards and restricted share awards meet the definition of participating securities and are included in the calculations of income from continuing operations per basic and diluted share below, including restatement of prior period amounts, which was not material. We performed the calculation of income from continuing operations per diluted share using both the treasury stock and two-class methods for the current and prior periods and the difference between the two methods was not material. As a result, we are reporting income from continuing operations per diluted share using the treasury stock method.
     The computations of income from continuing operations per share are as follows:

	Quarter Ended
	October 2,	September 26,
	2009	2008
	(In millions, except per share amounts)
Income from continuing operations used in basic and diluted share calculations (A)	$104.5	$119.4

Weighted average common shares outstanding	130.8	133.1
Weighted average participating securities outstanding	1.0	0.9

Basic weighted average shares outstanding (B)	131.8	134.0

Income from continuing operations per basic share (A)/(B)	$.79	$.89

Weighted average common shares outstanding	130.8	133.1
Impact of dilutive stock options and participating securities	1.1	1.6

Diluted weighted average shares outstanding (C)	131.9	134.7

Income from continuing operations per diluted share (A)/(C)	$.79	$.89
     Employee stock options to purchase approximately 3,177,456 and 2,222,052 shares of our stock were outstanding at October 2, 2009 and September 26, 2008, respectively, but were not included in the computation of income from continuing operations per diluted share because the effect would have been antidilutive as the options’ exercise prices exceeded the average market price.
Note J — Non-Operating Loss
     The components of non-operating loss are as follows:

	Quarter Ended
	October 2,	September 26,
	2009	2008
	(In millions)
Impairment of securities available-for-sale	$—	$(7.6)
Equity income	—	0.1
Net royalty expense	(0.2)	(0.6)

	$(0.2)	$(8.1)

Note K — Fair Value Measurements
     In the quarter ended October 2, 2009, we adopted an accounting standard for fair value measurements for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Nonfinancial assets and nonfinancial liabilities that were measured at fair value on a nonrecurring basis were not material during the quarter ended October 2, 2009.
     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market, in the absence of a principal market) for the asset or liability in an orderly transaction between market participants at the measurement date. Further, entities are required to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value, and to utilize a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:
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
     The following table represents the fair value hierarchy of our financial assets and financial liabilities measured at fair value on a recurring basis (at least annually) as of October 2, 2009:

	Level 1	Level 2	Level 3	Total
		(In millions)
Financial Assets
Marketable equity securities (1)	$5.1	$—	$—	$5.1
Deferred compensation plans (2)	63.7	—	—	63.7
Foreign exchange forward contracts (3)	—	1.2	—	1.2
Financial Liabilities
Deferred compensation plans (4)	62.1	—	—	62.1
Foreign exchange forward contracts (5)	—	0.3	—	0.3

(1)	Represents investments classified as securities available-for-sale, which we include in the “Other current assets” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited).
(2)	Represents investments (primarily money market and mutual stock funds) held in a Rabbi Trust associated with our non-qualified deferred compensation plans, which we include in the “Other current assets” and “Other non-current assets” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited).
(3)	Includes derivatives designated as hedging instruments, which we include in the “Other current assets” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited).
(4)	Represents obligations to pay benefits under certain non-qualified deferred compensation plans, which we include in the “Compensation and benefits” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited).
(5)	Includes derivatives designated as hedging instruments, which we include in the “Other accrued items” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited).
     The following table represents the carrying values and estimated fair values of our significant financial instruments that are not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	October 2, 2009		July 3, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(In millions)
Financial Liabilities
Long-term debt (including current portion) (1)	$1,177.9	$1,261.8	$1,178.0	$1,172.7

(1)	The estimated fair value was based on quoted market prices for our debt traded in the secondary market.

Note L — Derivative Instruments and Hedging Activities
     In the normal course of doing business, we are exposed to global market risks, including the effect of changes in foreign currency exchange rates. We use derivative instruments to manage our exposure to such risks and formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions. We recognize all derivatives in the accompanying Condensed Consolidated Balance Sheet (Unaudited) at fair value. We do not hold or issue derivatives for trading purposes.
     At October 2, 2009, we had open foreign exchange contracts with a notional amount of $61.4 million, of which $50.5 million were classified as cash flow hedges and $10.9 million were classified as fair value hedges. This compares with open foreign exchange contracts with a notional amount of $47.6 million at July 3, 2009, of which $20.2 million were classified as cash flow hedges and $27.4 million were classified as fair value hedges. At October 2, 2009, contract expiration dates ranged from less than one month to 9 months with a weighted average contract life of 4 months.
Balance Sheet Hedges
     To manage the exposure in our balance sheet to risks from changes in foreign currency exchange rates, we implement fair value hedges. We use foreign currency forward contracts and options to hedge certain balance sheet items, including foreign currency denominated accounts receivable and inventory. Changes in the value of the derivatives and the related hedged items are reflected in earnings, in the “Cost of product sales and services” line item in the accompanying Condensed Consolidated Statement of Income (Unaudited). As of October 2, 2009, we had outstanding foreign currency forward contracts denominated in the Euro, British Pound, Canadian Dollar and Australian Dollar to hedge certain balance sheet items. The net gains on foreign exchange contracts designated as fair value hedges for the quarter ended October 2, 2009 were not material. In addition, no amounts were recognized in earnings in the quarter ended October 2, 2009 related to hedged firm commitments that no longer qualify as fair value hedges.
Cash Flow Hedges
     To manage our exposure to currency risk and market fluctuation risk associated with anticipated or forecasted cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments from suppliers, future committed sales to customers and intercompany transactions. These derivatives are primarily being used to hedge currency exposures from cash flows anticipated in our RF Communications segment related to programs in the U.K., the Netherlands, Ireland, Canada and China. We also have hedged U.S. dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of October 2, 2009, we had outstanding foreign currency forward contracts and options denominated in the Euro, British Pound, Canadian Dollar and Chinese Yuan Renminbi to hedge certain forecasted transactions.
     These derivatives have only nominal intrinsic value at the time of purchase and have a high degree of correlation to the anticipated cash flows they are designated to hedge. Hedge effectiveness is determined by the correlation of the anticipated cash flows and the maturity dates of the derivatives used to hedge these cash flows. These financial instruments are marked-to-market using forward prices and fair value quotes with the offset to other comprehensive income, net of hedge ineffectiveness. Gains and losses from other comprehensive income are reclassified to earnings when the related hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The cash flow impact of our derivatives is included in the same category in the accompanying Condensed Consolidated Statement of Cash Flows (Unaudited) as the cash flows of the item being hedged.
     A net gain of $1.2 million related to the effective portion of outstanding foreign exchange contracts designated as cash flow hedges was recognized in the “Accumulated other comprehensive loss” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of October 2, 2009, which we estimate will be reclassified into earnings from comprehensive income within the next 12 months. A net gain of $0.7 million was reclassified from the “Accumulated other comprehensive loss” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited) to the “Cost of product sales and services” line item in the accompanying Condensed Consolidated Statement of Income (Unaudited) in the quarter ended October 2, 2009. The amount of gains or losses included in earnings related to the ineffective portion of our cash flow hedges was not material in the quarters ended October 2, 2009 or September 26, 2008.
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

     See Note K — Fair Value Measurements in these Notes for the amount of the assets and liabilities related to these foreign exchange contracts in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of October 2, 2009, and see Note D — Comprehensive Income and Accumulated Other Comprehensive Loss in these Notes for additional information on changes in other comprehensive loss for the quarter ended October 2, 2009.
Note M — Business Segments
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
     The accounting policies of our operating segments are the same as those described in Note 1: “Significant Accounting Policies” in our Fiscal 2009 Form 10-K. We evaluate each segment’s performance based on its “operating income (loss),” which we define as profit or loss from operations before income taxes excluding interest income and expense, royalties and related intellectual property expenses, equity income and gains or losses from securities and other investments. Intersegment sales among our segments are transferred at cost to the buying segment and the sourcing segment recognizes a normal profit that is eliminated. The “Corporate eliminations” line item in the tables below represents the elimination of intersegment sales and their related profits. The “Unallocated corporate expense” line item in the tables below represents the portion of corporate expenses not allocated to the business segments.
     Total assets by business segment are summarized below:

	October 2,	July 3,
	2009	2009
	(In millions)
Total Assets
RF Communications	$1,421.4	$1,473.0
Government Communications Systems	1,466.5	1,421.4
Broadcast Communications	1,048.4	1,042.4
Corporate	454.7	528.3

	$4,391.0	$4,465.1

     Segment revenue, segment operating income and a reconciliation of segment operating income to total income from continuing operations before income taxes follow:

	Quarter Ended
	October 2,	September 26,
	2009	2008
	(In millions)
Revenue
RF Communications	$423.7	$415.2
Government Communications Systems	667.7	609.1
Broadcast Communications	118.7	158.2
Corporate eliminations	(7.1)	(9.9)

	$1,203.0	$1,172.6

Income From Continuing Operations Before Income Taxes
Segment Operating Income:
RF Communications (1)	$114.0	$142.1
Government Communications Systems	85.7	66.3
Broadcast Communications	0.3	5.3
Unallocated corporate expense	(19.2)	(18.9)
Corporate eliminations	(2.0)	(3.7)
Non-operating loss (2)	(0.2)	(8.1)
Net interest expense	(17.8)	(11.4)

	$160.8	$171.6

(1)	The operating income in our RF Communications segment in the quarter ended October 2, 2009 included a $6.5 million charge for integration costs and the impact of a step up in inventory associated with our acquisition of the Tyco Electronics wireless systems business, formerly known as M/A-COM (“Wireless Systems”).

(2)	“Non-operating loss” includes equity investment income (loss), royalties and related intellectual property expenses, gains and losses on sales of investments and securities available-for-sale, and impairments of investments and securities available-for-sale. Additional information regarding non-operating loss is set forth in Note J — Non-Operating Loss in these Notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Harris Corporation
     We have reviewed the condensed consolidated balance sheet of Harris Corporation and subsidiaries as of October 2, 2009, and the related condensed consolidated statements of income for the quarters ended October 2, 2009 and September 26, 2008, and the condensed consolidated statements of cash flows for the quarters ended October 2, 2009 and September 26, 2008. These financial statements are the responsibility of the Company’s management.
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
     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Harris Corporation and subsidiaries as of July 3, 2009, and the related consolidated statements of income, cash flows, and comprehensive income and shareholders’ equity for the year then ended, not presented herein, and in our report dated August 31, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 3, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/           Ernst & Young LLP
Certified Public Accountants
West Palm Beach, Florida
October 28, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
     The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of Harris. MD&A is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes appearing elsewhere in this Report. In addition, reference should be made to our audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Fiscal 2009 Form 10-K. Except for the historical information contained herein, the discussions in MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in MD&A under “Forward-Looking Statements and Factors that May Affect Future Results.”
     The following is a list of the sections of MD&A, together with our perspective on the contents of these sections of MD&A, which we hope will assist in reading these pages:
•	Results of Operations — an analysis of our consolidated results of operations and of the results in each of our three operating segments, to the extent the operating segment results are helpful to an understanding of our business as a whole, for the periods presented in our Condensed Consolidated Financial Statements (Unaudited).

•	Liquidity and Capital Resources — an analysis of cash flows, common stock repurchases, dividends, capital structure and resources, off-balance sheet arrangements and commercial commitments and contractual obligations.

•	Critical Accounting Policies and Estimates — information about accounting policies that require critical judgments and estimates and about accounting standards that have been issued but not yet implemented by us and their potential impact.

•	Forward-Looking Statements and Factors that May Affect Future Results — cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.
RESULTS OF OPERATIONS
Highlights
     Operations results for the first quarter of fiscal 2010 include:
•	Income from continuing operations decreased to $104.5 million, or $.79 per diluted share, in the first quarter of fiscal 2010 from $119.4 million, or $.89 per diluted share, in the first quarter of fiscal 2009;

•	Revenue increased 2.6 percent to $1,203.0 million in the first quarter of fiscal 2010 from $1,172.6 million in the first quarter of fiscal 2009;

•	Our RF Communications segment revenue increased 2.0 percent to $423.7 million while operating income decreased 19.8 percent to $114.0 million in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009. Fiscal 2010 results benefited from the acquisition of Wireless Systems in the fourth quarter of fiscal 2009, and operating income in the first quarter of fiscal 2010 included $6.5 million of acquisition-related charges;

•	Our Government Communications Systems segment revenue increased 9.6 percent to $667.7 million and operating income increased 29.3 percent to $85.7 million in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009;

•	Our Broadcast Communications segment revenue decreased 25.0 percent to $118.7 million and operating income decreased 94.3 percent to $0.3 million in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009; and

•	Net cash provided by operating activities was $134.5 million in the first quarter of fiscal 2010 compared with $37.5 million in the first quarter of fiscal 2009.

Consolidated Results of Operations
Revenue and Income From Continuing Operations

	Quarter Ended
	October 2,	September 26,	%
	2009	2008	Inc/(Dec)
	(Dollars in millions, except per share amounts)
Revenue	$1,203.0	$1,172.6	2.6%
Income from continuing operations	$104.5	$119.4	(12.5%)
% of revenue	8.7%	10.2%
Income from continuing operations per diluted common share	$.79	$.89	(11.2%)
     Our revenue in the first quarter of fiscal 2010 was $1,203.0 million, an increase of 2.6 percent compared with the first quarter of fiscal 2009. Revenue increased by 9.6 percent and 2.0 percent in our Government Communications Systems and RF Communications segments, respectively, and decreased by 25.0 percent in our Broadcast Communications segment. Our Government Communications Systems segment revenue benefited from ongoing strength in legacy programs as well as recent program wins and our acquisitions of Crucial Security, Inc. (“Crucial”) and the Air Traffic Control business unit of SolaCom Technologies Inc. (“SolaCom ATC”) in the fourth quarter of fiscal 2009. RF Communications segment revenue benefited from our acquisition of Wireless Systems in the fourth quarter of fiscal 2009. The increase in revenue as a result of our acquisition of Wireless Systems was offset by a decline in tactical radio sales, both domestically and internationally. Revenue in our Broadcast Communications segment was negatively impacted by the continuing effects of lower demand due to the global recession and delays in capital spending by customers.
     Income from continuing operations in the first quarter of fiscal 2010 was $104.5 million, or $.79 per diluted share, compared with $119.4 million, or $.89 per diluted share, in the first quarter of fiscal 2009. The decrease in income from continuing operations was primarily due to lower overall segment operating income. Operating income decreased by $28.1 million, or 19.8 percent, in our RF Communications segment and decreased by $5.0 million in our Broadcast Communications segment. These decreases in operating income were partially offset by a $19.4 million, or 29.3 percent, increase in operating income in our Government Communications Systems segment.
     Our non-operating loss in the first quarter of fiscal 2010 was $0.2 million compared with $8.1 million in the first quarter of fiscal 2009. Interest expense in the first quarter of fiscal 2010 was $18.2 million compared with $12.4 million in the first quarter of fiscal 2009. Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 35.0 percent in the first quarter of fiscal 2010 compared with 30.4 percent in the first quarter of fiscal 2009.
     See the “Discussion of Business Segment Results of Operations,” “Non-Operating Loss,” “Interest Income and Interest Expense” and “Income Taxes” discussions below in this MD&A for further information.
Gross Margin

	Quarter Ended
	October 2,	September 26,	%
	2009	2008	Inc/(Dec)
		(Dollars in millions)
Revenue	$1,203.0	$1,172.6	2.6%
Cost of product sales and services	(812.1)	(791.9)	2.6%
Gross margin	$390.9	$380.7	2.7%
% of revenue	32.5%	32.5%
     Our gross margin (revenue less cost of product sales and services) as a percentage of revenue in the first quarter of fiscal 2010 was flat at 32.5 percent compared with the first quarter of fiscal 2009. In the first quarter of fiscal 2010, an increase in gross margin as a percentage of revenue in our Government Communications Systems segment was essentially offset by lower sales in our higher-margin Broadcast Communications segment, while gross margin as a percentage of revenue in our RF Communications segment was essentially unchanged.
     See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Engineering, Selling and Administrative Expenses

	Quarter Ended
	October 2,	September 26,	%
	2009	2008	Inc/(Dec)
		(Dollars in millions)
Engineering, selling and administrative expenses	$212.1	$189.6	11.9%
% of revenue	17.6%	16.2%
     Our engineering, selling and administrative (“ESA”) expenses increased to $212.1 million in the first quarter of fiscal 2010 from $189.6 million in the first quarter of fiscal 2009. The increase in total ESA expenses is due to the acquisition of Wireless Systems, including $2.9 million of acquisition-related costs, partially offset by the benefit of cost-reduction actions taken in fiscal 2009. As a percentage of revenue, ESA expenses were 17.6 percent in the first quarter of fiscal 2010 compared with 16.2 percent in the first quarter of fiscal 2009. The increase in ESA expenses as a percentage of revenue was primarily due to the acquisition of Wireless Systems which has higher ESA expenses as a percentage of revenue compared with our other businesses.
     See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Non-Operating Loss

	Quarter Ended
	October 2,	September 26,	%
	2009	2008	Inc/(Dec)
	(Dollars in millions)
Non-operating loss	$(0.2)	$(8.1)	(97.5%)
     We had a non-operating loss of $0.2 million in the first quarter of fiscal 2010 compared with a non-operating loss of $8.1 million in the first quarter of fiscal 2009. The non-operating loss in the first quarter of fiscal 2009 was primarily due to a $7.6 million write-down of our investment in AuthenTec, Inc. due to an other-than-temporary impairment. See Note J — Non-Operating Loss in the Notes for further information.
Interest Income and Interest Expense

	Quarter Ended
	October 2,	September 26,	%
	2009	2008	Inc/(Dec)
		(Dollars in millions)
Interest income	$0.4	$1.0	(60.0%)
Interest expense	(18.2)	(12.4)	46.8%
     Our interest income decreased to $0.4 million in the first quarter of fiscal 2010 from $1.0 million in the first quarter of fiscal 2009, primarily due to lower interest rates applicable to our invested funds. Our interest expense increased to $18.2 million in the first quarter of fiscal 2010 from $12.4 million in the first quarter of fiscal 2009, primarily due to increased borrowings related to our acquisition of Wireless Systems in the fourth quarter of fiscal 2009.
Income Taxes

	Quarter Ended
	October 2,	September 26,	%
	2009	2008	Inc/(Dec)
		(Dollars in millions)
Income taxes	$56.3	$52.2	7.9%
Effective tax rate	35.0%	30.4%
     Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 35.0 percent for the first quarter of fiscal 2010 compared with 30.4 percent for the first quarter of fiscal 2009. Our effective tax rate for the first quarter of fiscal 2009 was lower than the U.S. statutory tax rate, primarily due to the recognition of state tax credits resulting from growth in our RF Communications segment.

Discussion of Business Segment Results of Operations
RF Communications Segment

	Quarter Ended
	October 2,	September 26,	%
	2009	2008	Inc/(Dec)
		(Dollars in millions)
Revenue	$423.7	$415.2	2.0%
Segment operating income	114.0	142.1	(19.8%)
% of revenue	26.9%	34.2%
     RF Communications segment revenue in the first quarter of fiscal 2010 was $423.7 million, including $302.5 million in our Tactical Radio Communications business and $121.2 million in our Public Safety and Professional Communications business. As we expected, revenue in our Tactical Radio Communications business declined compared with first quarter of fiscal 2009 revenue of $415.2 million, primarily as a result of procurement delays by the U.S. Government and the Iraq Ministry of Defense.
     Operating income was $114.0 million in the first quarter of fiscal 2010 compared with $142.1 million in the first quarter of fiscal 2009. The decline in operating income compared with the prior-year quarter was a result of reduced tactical radio revenue offset by the benefit of cost-reduction actions implemented in the second half of fiscal 2009. Additionally, we incurred $6.5 million in charges for integration costs and the impact of a step up in inventory in the first quarter of fiscal 2010 related to our acquisition of Wireless Systems in the fourth quarter of fiscal 2009. Operating income as a percentage of revenue was 26.9 percent in the first quarter of fiscal 2010 compared with 34.2 percent in the first quarter of fiscal 2009. The decrease in operating income as a percentage of revenue was primarily due to the acquisition of Wireless Systems.
     RF Communications segment orders in the first quarter of fiscal 2010 were $709 million, including $586 million in our Tactical Radio Communications business. The significant increase in tactical radio orders compared with the first quarter of fiscal 2009 and the fourth quarter of fiscal 2009 was driven primarily by the rebound in U.S. Department of Defense procurements that began in the fourth quarter of fiscal 2009 and by accelerating customer adoption of the Joint Tactical Radio System (“JTRS”)-approved Falcon III® AN/PRC-117G multiband manpack tactical radio (the “117G”).
     During the first quarter of fiscal 2010, we received a $165 million order from the U.S. Army as part of a $419 million Basic Purchasing Agreement to provide 117G radios and vehicular power-amplifier systems. Additional 117G orders in the first quarter of fiscal 2010 were received from a broad base of other customers. The 117G is being used in a wide variety of ground, vehicular and airborne applications, including intelligence, surveillance and reconnaissance.
     Also in the first quarter of fiscal 2010, we received $180 million in radio orders for the U.S. military’s new mine resistant ambush protected all-terrain vehicle (“MRAP-ATVs”) being shipped to Afghanistan to counter increased use of improvised explosive devices (“IEDs”). International orders in the first quarter of fiscal 2010 included radios for military forces in Mexico, Yemen, Ethiopia, Pakistan and Australia.
     Orders in the first quarter of fiscal 2010 in our new Public Safety and Professional Communications business (which includes Wireless Systems) were $123 million. New orders were driven by continuing trends for frequency re-banding, new systems and system upgrades requiring both infrastructure systems and radio equipment. Customers included the State of Florida, Ericsson Australia, and the Royal Canadian Mounted Police. Also in the first quarter of fiscal 2010, we received orders for more than 1,000 of our new UnityTM XG-100 radios from a variety of customers. The software-defined, multiband, handheld radio provides full-spectrum interoperability among Federal, state and local agencies.
     Total backlog in our RF Communications segment at the end of the first quarter of fiscal 2010 was $1.23 billion, including $760 million in our Tactical Radio Communications business and $470 million in our Public Safety and Professional Communications business. RF Communications backlog at the end of fiscal 2009 was $920 million, including $470 million in our Tactical Radio Communications business and $450 million in our Public Safety and Professional Communications business.
Government Communications Systems Segment

	Quarter Ended
	October 2,	September 26,	%
	2009	2008	Inc/(Dec)
		(Dollars in millions)
Revenue	$667.7	$609.1	9.6%
Segment operating income	85.7	66.3	29.3%
% of revenue	12.8%	10.9%

     Government Communications Systems segment revenue in the first quarter of fiscal 2010 increased 9.6 percent to $667.7 million compared with $609.1 million in the first quarter of fiscal 2009. Operating income was $85.7 million in the first quarter of fiscal 2010 compared with $66.3 million in the first quarter of fiscal 2009. Operating income as a percentage of revenue in the first quarter of fiscal 2010 was 12.8 percent compared with 10.9 percent in the first quarter of fiscal 2009, primarily reflecting excellent performance and favorable award fees for the FAA Telecommunications Infrastructure (“FTI”) program. The FTI program has completed its equipment build-out phase and now is transitioning to its telecommunication services and maintenance phase.
     Revenue growth in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009 was driven by a broad base of programs including the FTI program, the Warfighter Information Network-Tactical (“WIN-T”) program, the Commercial Broadband Satellite program for the U.S. Navy, several classified programs for national intelligence customers, the Patriot IT services program for the National Reconnaissance Office (“NRO”) and the Network Centric Solutions (“NETCENTS”) IT services program for the U.S. Air Force.
     Revenue in the first quarter of fiscal 2010 benefited from the start-up of new programs including the ten-year Geostationary Operational Environmental Satellite-Series R Ground Segment (“GOES-R GS”) program for the National Oceanic and Atmospheric Administration (“NOAA”), potentially worth $736 million, and the ten-year Modernization of Enterprise Terminals (“MET”) program for the U.S. Army, potentially worth $600 million.
     Also contributing to higher revenue in the first quarter of fiscal 2010 was growth in our Healthcare Solutions business and our recent acquisitions of Crucial and Solacom ATC in the fourth quarter of fiscal 2009. New contract wins in the first quarter of fiscal 2010 included several IT Services programs with a combined potential value of more than $400 million and new national intelligence programs with a combined potential value of $120 million.
Broadcast Communications Segment

	Quarter Ended
	October 2,	September 26,	%
	2009	2008	Inc/(Dec)
		(Dollars in millions)
Revenue	$118.7	$158.2	(25.0)%
Segment operating income	0.3	5.3	(94.3)%
% of revenue	0.3%	3.4%
     Broadcast Communications segment orders in the first quarter of fiscal 2010 were $124 million and were greater than revenue and about even with orders in the fourth quarter of fiscal 2009. Revenue in the first quarter of fiscal 2010 was $118.7 million compared with $130.2 million in the fourth quarter of fiscal 2009 and $158.2 million in the first quarter of fiscal 2009. Continued weakness in the first quarter of fiscal 2010 was expected and primarily reflects the global economy and delayed capital spending by broadcast and media customers.
     Operating income in the first quarter of fiscal 2010 was $0.3 million and was achieved on substantially lower revenue, primarily as a result of significant cost-reduction actions implemented during fiscal 2009.
     Key program wins in the first quarter of fiscal 2010 included transmitters for the rollout of digital TV (“DTV”) networks in Rwanda and Mexico; complete Harris ONE™ solutions for Meredith Corporation’s central-casting hub in Phoenix, Arizona and the Home Shopping Channel in South Korea; and multiple orders for China Central Television (“CCTV”).
     Also during the first quarter of fiscal 2010, we were awarded a contract from Lockheed Martin to provide the U.S. Joint Forces Command with systems that use highly advanced broadcast technologies to help collect, manage, process, exploit and disseminate full-motion video. Our system provides increased visibility into the vast amounts of real-time and archived video that is collected from manned and unmanned aircraft and ground-based sensors. Our system incorporates our proprietary Full-Motion Video Asset Management Engine (“FAME™”) technology, which has broad applications in government and commercial markets.
Unallocated Corporate Expense and Corporate Eliminations

	Quarter Ended
	October 2,	September 26,	%
	2009	2008	Inc/(Dec)
	(Dollars in millions)
Unallocated corporate expense	$19.2	$18.9	1.6%
Corporate eliminations	2.0	3.7	(45.9%)

     Unallocated corporate expense increased 1.6 percent to $19.2 million in the first quarter of fiscal 2010 from $18.9 million in the first quarter of fiscal 2009. As a percentage of revenue, unallocated corporate expense was unchanged in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009. Corporate eliminations decreased to $2.0 million in the first quarter of fiscal 2010 from $3.7 million in the first quarter of fiscal 2009, primarily due to reduced intersegment activity.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Quarter Ended
	October 2,	September 26,
	2009	2008
	(In millions)
Net cash provided by operating activities	$134.5	$37.5
Net cash used in investing activities	(19.6)	(31.1)
Net cash used in financing activities	(165.3)	(33.9)
Effect of exchange rate changes on cash and cash equivalents	0.3	(0.3)

Net decrease in cash and cash equivalents	(50.1)	(27.8)
Cash and cash equivalents, beginning of year	281.2	370.0

Cash and cash equivalents, end of quarter	231.1	342.2
Less cash and cash equivalents of discontinued operations	—	(94.4)

Cash and cash equivalents of continuing operations, end of quarter	$231.1	$247.8

     Cash and Cash Equivalents: Our Consolidated Statement of Cash Flows in our Fiscal 2009 Form 10-K includes the results of HSTX through the May 27, 2009 Spin-off date. Accordingly, for the first quarter of fiscal 2009, our Condensed Consolidated Statement of Cash Flows (Unaudited) and the following discussion and analysis includes cash flows from HSTX, and HSTX cash and cash equivalents are shown separately as cash and cash equivalents of discontinued operations.
     Our cash and cash equivalents decreased $50.1 million to $231.1 million at the end of the first quarter of fiscal 2010 from $281.2 million at the end of fiscal 2009. The decrease was primarily due to $165.3 million of net cash used in financing activities and $19.6 million of net cash used in investing activities, partially offset by $134.5 million of net cash provided by operating activities.
     Our financial position remained strong at October 2, 2009. We ended the first quarter of fiscal 2010 with cash and cash equivalents of $231.1 million; we have no long-term debt maturing until fiscal 2016; we have a five-year, senior unsecured $750 million revolving credit facility that expires in September 2013 ($725 million of which was available to us as of October 2, 2009 as a result of $25 million of short-term debt outstanding under our commercial paper program, which is supported by our revolving credit facility); and we do not have any material defined benefit pension plan obligations.
     During the current downturn in global financial markets, some companies have experienced difficulties with liquidity of their cash equivalents, trading investment securities, drawing on revolvers, issuing debt and raising capital, which have had an adverse impact on their liquidity. Given our current cash position, outlook for funds generated from operations, credit ratings, available credit facilities, cash needs and debt structure, we have not experienced to date, and do not expect to experience, any material issues with liquidity, although we can give no assurances concerning our future liquidity.
     We also currently believe that existing cash, funds generated from operations, our credit facilities and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures and repurchases under our share repurchase programs for the next 12 months and the foreseeable future. We anticipate tax payments over the next three years to be approximately equal to our tax expense during the same period. We anticipate that our fiscal 2010 cash outlays may include strategic acquisitions. Other than those cash outlays noted in the “Commercial Commitments and Contractual Obligations” discussion below in this MD&A, capital expenditures, potential acquisitions and repurchases under our share repurchase programs, no other significant cash outlays are anticipated during the remainder of fiscal 2010 and thereafter.
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

     Net cash provided by operating activities: Our net cash provided by operating activities was $134.5 million in the first quarter of fiscal 2010 compared with $37.5 million in the first quarter of fiscal 2009. Cash flow from operations improved in our RF Communications and Government Communications Systems segments, primarily as a result of good working capital management.
     Net cash used in investing activities: Our net cash used in investing activities was $19.6 million in the first quarter of fiscal 2010 compared with $31.1 million in the first quarter of fiscal 2009. Net cash used in investing activities in the first quarter of fiscal 2010 primarily consisted of $18.6 million of property, plant and equipment additions and $2.0 million of capitalized software additions, partially offset by $1.0 million of cash adjustments related to acquired businesses. Net cash used in investing activities in the first quarter of fiscal 2009 primarily consisted of $27.8 million of property, plant and equipment additions and $3.9 million of capitalized software additions, partially offset by net proceeds of $0.6 million from the sale of short-term investments available-for-sale. Our total capital expenditures, including capitalized software, in fiscal 2010 are expected to be between $150 million and $160 million.
     Net cash used in financing activities: Our net cash used in financing activities was $165.3 million in the first quarter of fiscal 2010 compared with $33.9 million in the first quarter of fiscal 2009. Net cash used in financing activities in the first quarter of fiscal 2010 primarily consisted of $81.1 million used for repayments of borrowings, $55.3 million used to repurchase shares of our common stock and $29.0 million used to pay cash dividends. Net cash used in financing activities in the first quarter of fiscal 2009 primarily consisted of $81.6 million used to repurchase shares of our common stock and $26.9 million used to pay cash dividends, partially offset by $69.3 million of net proceeds from borrowings and $5.3 million of proceeds from the exercise of employee stock options.
Common Stock Repurchases
     During the first quarter of fiscal 2010, we used $50 million to repurchase 1,443,072 shares of our common stock under our repurchase programs at an average price per share of $34.64, including commissions. During the first quarter of fiscal 2009, we used $75 million to repurchase 1,470,929 shares of our common stock under our repurchase program at an average price per share of $50.98, including commissions. In the first quarter of fiscal 2010 and first quarter of fiscal 2009, $5.3 million and $6.6 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares repurchased by us are cancelled and retired.
     On February 27, 2009, our Board of Directors approved a new $600 million share repurchase program (the “2009 Repurchase Program”). The 2009 Repurchase Program is in addition to our previous share repurchase authorization (the “2007 Repurchase Program”), which had a remaining authorization of approximately $50 million at February 27, 2009. As of October 2, 2009, we have a remaining authorization to repurchase approximately $600 million in shares of our common stock on a combined basis under our 2007 Repurchase Program and our 2009 Repurchase Program (together, the “Repurchase Programs”). Our Repurchase Programs do not have a stated expiration date. Repurchases under our Repurchase Programs may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. Share repurchases are expected to be funded with available cash. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additional information regarding share repurchases during the first quarter of fiscal 2010 and our Repurchase Programs is set forth in this Report under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
Dividends
     On August 28, 2009, our Board of Directors increased the quarterly cash dividend rate on our common stock from $.20 per share to $.22 per share, for an annualized cash dividend rate of $.88 per share, which was our eighth consecutive annual increase in our quarterly cash dividend rate. Our annualized cash dividend rate was $.80 per share in fiscal 2009. There can be no assurances that our annualized cash dividend rate will continue to increase. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect that cash dividends will continue to be paid in the near future, but we can give no assurances concerning payment of future dividends. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant.
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
     The 2008 Credit Agreement contains certain covenants, including covenants limiting: certain liens on our assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and certain investments in unrestricted subsidiaries. The 2008 Credit Agreement also requires that we not permit our ratio of consolidated total indebtedness to total capital, each as defined, to be greater than 0.60 to 1.00 and not permit our ratio of consolidated EBITDA to consolidated net interest expense, each as defined, to be less than 3.00 to 1.00 (measured on the last day of each fiscal quarter for the rolling four-quarter period then ending). We were in compliance with the covenants in the 2008 Credit Agreement in fiscal 2009 and the first quarter of fiscal 2010. The 2008 Credit Agreement contains certain events of default, including: failure to make payments; failure to perform or observe terms, covenants and agreements; material inaccuracy of any representation or warranty; payment default under other indebtedness with a principal amount in excess of $75 million or acceleration of such indebtedness; occurrence of one or more final judgments or orders for the payment of money in excess of $75 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $75 million; any bankruptcy or insolvency; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the 2008 Credit Agreement are due and mature on September 10, 2013, unless the commitments are terminated earlier either at our request or if certain events of default occur. At October 2, 2009, we had no borrowings outstanding under the 2008 Credit Agreement, but we had $25.0 million of short-term debt outstanding under our commercial paper program, which is supported by the 2008 Credit Agreement.
     On June 9, 2009, we completed the issuance of $350 million in aggregate principal amount of 6.375% Notes due June 15, 2019. Interest on the notes is payable on June 15 and December 15 of each year. We may redeem the notes at any time in whole or, from time to time, in part at the “make-whole” redemption price. The “make-whole” redemption price is equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus 37.5 basis points. In each case, we will pay accrued interest on the principal amount of the notes being redeemed to the redemption date. In addition, upon a change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the notes at a price equal to 101 percent of the aggregate principal amount of the notes repurchased, plus accrued interest on the notes repurchased to the date of repurchase. We incurred $4.1 million in debt issuance costs and discounts related to the issuance of the notes, which are being amortized on a straight-line basis over the life of the notes, which approximates the effective interest rate method, and are reflected as a portion of interest expense in the accompanying Condensed Consolidated Statement of Income (Unaudited).
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
     We have uncommitted short-term lines of credit from various international banks. These lines provide for borrowings at various interest rates, typically may be terminated upon notice, may be used on such terms as mutually agreed to by the banks and us, and are reviewed annually for renewal or modification. These lines do not require compensating balances. We also have a short-term commercial paper program in place, which we may utilize to satisfy short-term cash requirements and which is supported by our 2008 Credit Agreement. As of October 2, 2009, we had $25.0 million of short-term debt outstanding under our commercial paper program.
     Our debt is currently rated “BBB+” by Standard and Poor’s Rating Group and “Baa1” by Moody’s Investors Service. We expect to maintain operating ratios, fixed-charge coverage ratios and balance sheet ratios sufficient for retention of, or improvement to, these debt ratings. There are no assurances that our debt ratings will not be reduced in the future. If our debt ratings are lowered below “investment grade,” then we may not be able to issue short-term commercial paper, but may instead need to borrow under our credit facilities or pursue other options. In addition, if our debt ratings are lowered below “investment grade,” then we may also be required to provide cash collateral to support outstanding performance bonds. For a discussion of such performance bonds, see the “Commercial Commitments” discussion in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2009 Form 10-K. We do not currently foresee losing our investment-grade debt ratings, but no assurances can be given. If our debt ratings were downgraded, however, it could adversely impact, among other things, our future borrowing costs and access to capital markets and our ability to receive certain types of contract awards.
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
     Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of October 2, 2009, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our results of operations, financial condition or cash flows. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, financial condition or cash flows.
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
     Due to our downsizing of certain operations pursuant to acquisitions, restructuring plans or otherwise, certain properties leased by us have been sublet to third parties. In the event any of these third parties vacates any of these premises, we would be legally obligated under master lease arrangements. We believe that the financial risk of default by such sublessees is individually and in the aggregate not material to our results of operations, financial condition or cash flows.
Commercial Commitments and Contractual Obligations
     The amounts disclosed in our Fiscal 2009 Form 10-K include our commercial commitments and contractual obligations. During the quarter ended October 2, 2009, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding surety bonds, letters of credit, guarantees and other arrangements as disclosed in our Fiscal 2009 Form 10-K.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1: “Significant Accounting Policies” in our Notes to Consolidated Financial Statements included in our Fiscal 2009 Form 10-K. Critical accounting policies and estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies and estimates for us include: (i) revenue recognition on development and production contracts and contract estimates, (ii) provisions for excess and obsolete inventory losses, (iii) impairment testing of goodwill and other intangible assets, and (iv) income taxes and tax valuation allowances. For additional discussion of our critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” discussion in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2009 Form 10-K.
Impact of Recently Issued Accounting Standards
     As described in Note A — Significant Accounting Policies and Recent Accounting Standards in the Notes, there are accounting standards that have recently been issued but not yet implemented by us. Note A includes a description of the potential impact that these new standards are expected to have on our results of operations, financial condition or cash flows.
FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
     This Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed in or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new products, services or developments; future economic conditions, performance or outlook; the outcome of contingencies; the potential level of share repurchases; the value of our contract awards and programs; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Report and are not guarantees of future performance or actual results. Forward-looking statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (“the Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended

(the “Exchange Act”). The following are some of the factors we believe could cause our actual results to differ materially from our historical results or our current expectations or projections:
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
     Additional details and discussions concerning some of the factors that could affect our forward-looking statements or future results are set forth in our Fiscal 2009 Form 10-K under Item 1A. “Risk Factors.” The foregoing list of factors and the factors set forth in Item 1A. “Risk Factors” included in our Fiscal 2009 Form 10-K and in Part II. Item 1A. “Risk Factors” in this Report are not exhaustive. Additional risks and uncertainties not known to us or that we currently believe not to be material also may adversely impact our operations and financial position. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, results of operations, financial position and cash flows. The forward-looking statements contained in this Report are made as of the date hereof and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements or to update the reasons actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise. For further information concerning risk factors, see Part II. Item 1A. “Risk Factors” in this Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.
     Foreign Exchange and Currency: We use foreign exchange contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for our foreign currency derivatives held at October 2, 2009 would have an impact of approximately $4.5 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note L — Derivative Instruments and Hedging Activities in the Notes for additional information.
     Interest Rates: As of October 2, 2009, we have long-term debt obligations and short-term debt under our commercial paper program subject to interest rate risk. Because the interest rates on our long-term debt obligations are fixed, and because our long-term debt is not putable (redeemable at the option of the holders of the debt prior to maturity), the interest rate risk associated with this debt on our results of operations is not material. We have a short-term variable-rate commercial paper program in place, which we may utilize to satisfy short-term cash requirements. We can give no assurances that interest rates will not change significantly or have a material effect on our income or cash flows over the next twelve months.
Item 4. Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal quarter ended October 2, 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of the fiscal quarter ended October 2, 2009 our disclosure controls and procedures were effective.
     (b) Changes in internal control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and adding additional monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 2, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors.
     Investors should carefully review and consider the information regarding certain factors which could materially affect our business, operating results, financial condition and cash flows and set forth under Item 1A. “Risk Factors” in our Fiscal 2009 Form 10-K. We do not believe that there have been any material changes to the risk factors previously disclosed in our Fiscal 2009 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem not to be material may also impair our business operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
     During the first quarter of fiscal 2010, we repurchased 1,443,072 shares of our common stock under our Repurchase Programs at an average price per share of $34.62, excluding commissions. During the first quarter of fiscal 2009, we repurchased 1,470,929 shares of our common stock under our 2007 Repurchase Program at an average price per share of $50.95, excluding commissions. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired.
     The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended October 2, 2009:

				Maximum approximate
				dollar value of
				shares that
			Total number of shares	may yet be
			purchased as part of	purchased under
	Total number of	Average price paid	publicly announced	the plans or
Period*	shares purchased	per share	plans or programs (1)	programs (1)
Month No. 1
(July 4, 2009-July 31, 2009) Repurchase Programs (1)	None	n/a	None	$650,343,215
Employee Transactions (2)	6,458	$31.16	n/a	n/a
Month No. 2
(August 1, 2009-August 28, 2009) Repurchase Programs (1)	1,443,072	$34.62	1,443,072	$600,382,392
Employee Transactions (2)	152,112	$35.03	n/a	n/a
Month No. 3
(August 29, 2009-October 2, 2009) Repurchase Programs (1)	None	n/a	None	$600,382,392
Employee Transactions (2)	1,666	$35.33	n/a	n/a

Total	1,603,308	$34.65	1,443,072	$600,382,392

*	Periods represent our fiscal months.

(1)	On May 1, 2007, we announced that on April 27, 2007, our Board of Directors approved the 2007 Repurchase Program authorizing us to repurchase up to $600 million in shares of our stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. The 2007 Repurchase Program does not have a stated expiration date. The 2007 Repurchase Program had a remaining authorization of $382,392 at October 2, 2009. On March 2, 2009, we announced that on February 27, 2009, our Board of Directors approved the 2009 Repurchase Program authorizing us to repurchase up to an additional $600 million of our stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. The 2009 Repurchase Program does not have a stated expiration date. The approximate dollar amount of our stock that may yet be purchased on a combined basis under our Repurchase Programs as of October 2, 2009 was $600,382,392 (as reflected in the table above). Our 2007 Repurchase Program has resulted, and on a combined basis our Repurchase Programs are expected to continue to result, in repurchases in excess of offsetting the dilutive effect of shares issued under our share-based incentive plans. However, the level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. As a matter of policy, we do not repurchase shares during the period beginning on the 15th day of the third month of a fiscal quarter and ending two days following the public release of earnings and financial results for such fiscal quarter.

(2)	Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised stock options, (b) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance shares or restricted shares which vested during the quarter, (c) performance or restricted shares returned to us upon retirement or employment termination of employees or (d) shares of our common stock purchased by the trustee of the Harris Corporation Master Rabbi Trust at our direction to fund obligations under our deferred compensation plans. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.
Sales of Unregistered Securities
     During the first quarter of fiscal 2010, we did not issue or sell any unregistered equity securities.
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

(10)	*(a) Form of Stock Option Award Agreement Terms and Conditions (as of July 4, 2009) for grants under the Harris Corporation 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2009. (Commission File Number 1-3863)

*(b) Form of Restricted Stock Unit Award Agreement Terms and Conditions (as of June 28, 2008) for grants under the Harris Corporation 2005 Equity Incentive Plan.

*(c) Amendment Number Seven to the Harris Corporation Retirement Plan, dated August 6, 2009 and effective August 28, 2009.

*(d) Amendment Number One to the Harris Corporation 2005 Supplemental Executive Retirement Plan, dated October 1, 2009 and effective January 1, 2010.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(15)	Letter Regarding Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

(101.INS)	**XBRL Instance Document.

(101.SCH)	**XBRL Taxonomy Extension Schema Document.

(101.CAL)	**XBRL Taxonomy Extension Calculation Linkbase Document.

(101.LAB)	**XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	**XBRL Taxonomy Extension Presentation Linkbase Document.

(101.DEF)	**XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement.
**	Furnished herewith (not filed).

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS CORPORATION (Registrant)
Date: October 28, 2009	By:	/s/ Gary L. McArthur
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

(10)	*(a) Form of Stock Option Award Agreement Terms and Conditions (as of July 4, 2009) for grants under the Harris Corporation 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2009. (Commission File Number 1-3863)

*(b) Form of Restricted Stock Unit Award Agreement Terms and Conditions (as of June 28, 2008) for grants under the Harris Corporation 2005 Equity Incentive Plan.

*(c) Amendment Number Seven to the Harris Corporation Retirement Plan, dated August 6, 2009 and effective August 28, 2009.

*(d) Amendment Number One to the Harris Corporation 2005 Supplemental Executive Retirement Plan, dated October 1, 2009 and effective January 1, 2010.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(15)	Letter Regarding Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

(101.INS)	**XBRL Instance Document.

(101.SCH)	**XBRL Taxonomy Extension Schema Document.

(101.CAL)	**XBRL Taxonomy Extension Calculation Linkbase Document.

(101.LAB)	**XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	**XBRL Taxonomy Extension Presentation Linkbase Document.

(101.DEF)	**XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement.

**	Furnished herewith (not filed).