Form 10-Q
period 2010-01-01
HARRIS CORP /DE/
filed 2010-01-28
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                           Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of January 22, 2010 was 130,805,835 shares.

HARRIS CORPORATION
FORM 10-Q
For the Quarter Ended January 1, 2010
INDEX

Page
Part I. Financial Information:
Item 1. Financial Statements (Unaudited):
Condensed Consolidated Statement of Income for the Quarter and Two Quarters ended January 1, 2010 and January 2, 2009	1
Condensed Consolidated Balance Sheet at January 1, 2010 and July 3, 2009	2
Condensed Consolidated Statement of Cash Flows for the Two Quarters ended January 1, 2010 and January 2, 2009	3
Notes to Condensed Consolidated Financial Statements	4
Report of Independent Registered Public Accounting Firm	14
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28

Part II. Other Information:
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3. Defaults Upon Senior Securities	31
Item 4. Submission of Matters to a Vote of Security Holders	31
Item 5. Other Information	32
Item 6. Exhibits	32

Signature	33
Exhibit Index
EX-10.A
EX-10.B
EX-12
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
     This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended		Two Quarters Ended
	January 1,	January 2,	January 1,	January 2,
	2010	2009	2010	2009
	(In millions, except per share amounts)
Revenue from product sales and services	$1,217.7	$1,333.2	$2,420.7	$2,505.8

Cost of product sales and services	(778.6)	(925.3)	(1,590.7)	(1,717.2)
Engineering, selling and administrative expenses	(215.7)	(191.8)	(427.8)	(381.4)
Non-operating loss	(0.3)	(0.7)	(0.5)	(8.8)
Interest income	0.3	0.9	0.7	1.9
Interest expense	(18.2)	(13.8)	(36.4)	(26.2)

Income from continuing operations before income taxes	205.2	202.5	366.0	374.1
Income taxes	(65.7)	(61.9)	(122.0)	(114.1)

Income from continuing operations	139.5	140.6	244.0	260.0
Discontinued operations, net of income taxes	—	(317.0)	—	(318.3)

Net income (loss)	139.5	(176.4)	244.0	(58.3)
Noncontrolling interest in discontinued operations, net of income taxes	—	137.8	—	138.4

Net income (loss) attributable to Harris Corporation	$139.5	$(38.6)	$244.0	$80.1

Amounts attributable to Harris Corporation common shareholders
Income from continuing operations	$139.5	$140.6	$244.0	$260.0
Discontinued operations, net of income taxes	—	(179.2)	—	(179.9)

Net income (loss)	$139.5	$(38.6)	$244.0	$80.1

Net income (loss) per common share attributable to Harris Corporation common shareholders

Basic net income per common share attributable to Harris Corporation common shareholders
Continuing operations	$1.07	$1.06	$1.86	$1.95
Discontinued operations	—	(1.35)	—	(1.35)

	$1.07	$(0.29)	$1.86	$0.60

Diluted net income per common share attributable to Harris Corporation common shareholders
Continuing operations	$1.06	$1.06	$1.85	$1.94
Discontinued operations	—	(1.35)	—	(1.34)

	$1.06	$(0.29)	$1.85	$0.60

Cash dividends paid per common share	$.22	$.20	$.44	$.40

Basic weighted average shares outstanding	130.9	133.3	131.3	133.6
Diluted weighted average shares outstanding	131.3	133.3	131.6	134.2
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	January 1,	July 3,
	2010	2009
	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$310.2	$281.2
Receivables	679.5	770.8
Inventories	672.2	607.2
Income taxes receivable	3.9	21.0
Current deferred income taxes	142.7	117.2
Other current assets	66.1	62.0

Total current assets	1,874.6	1,859.4
Non-current Assets
Property, plant and equipment	521.5	543.2
Goodwill	1,576.8	1,507.1
Intangible assets	315.4	335.6
Non-current deferred income taxes	92.7	85.3
Other non-current assets	148.7	134.5

Total non-current assets	2,655.1	2,605.7

	$4,529.7	$4,465.1

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$45.0	$105.7
Accounts payable	284.4	368.0
Compensation and benefits	172.6	224.9
Other accrued items	312.5	288.7
Advance payments and unearned income	195.5	121.7
Current portion of long-term debt	0.7	0.7

Total current liabilities	1,010.7	1,109.7
Non-current Liabilities
Long-term debt	1,176.9	1,177.3
Long-term contract liability	139.0	145.6
Other long-term liabilities	189.6	163.4

Total non-current liabilities	1,505.5	1,486.3

Shareholders’ Equity
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 129,314,335 shares at January 1, 2010 and 131,370,702 shares at July 3, 2009	129.3	131.4
Other capital	462.3	466.3
Retained earnings	1,436.6	1,322.8
Accumulated other comprehensive loss	(14.7)	(51.4)

Total shareholders’ equity	2,013.5	1,869.1

	$4,529.7	$4,465.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Two Quarters Ended
	January 1,	January 2,
	2010	2009
	(In millions)
Operating Activities
Net income	$244.0	$80.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80.8	85.7
Share-based compensation	21.2	18.4
Non-current deferred income taxes	1.1	(2.0)
Impairment of securities available-for-sale	—	7.6
Impairment of goodwill and other long-lived assets	—	301.0
Noncontrolling interest in discontinued operations, net of income taxes	—	(138.4)
(Increase) decrease in:
Accounts and notes receivable	97.6	(53.8)
Inventories	(72.0)	(90.7)
Increase (decrease) in:
Accounts payable and accrued expenses	(130.1)	(5.6)
Advance payments and unearned income	73.7	6.8
Income taxes	7.9	(16.6)
Other	(2.8)	(3.2)

Net cash provided by operating activities	321.4	189.3

Investing Activities
Cash paid for acquired businesses	(33.7)	—
Additions of property, plant and equipment	(38.5)	(59.9)
Additions of capitalized software	(3.9)	(6.8)
Cash paid for short-term investments available-for-sale	—	(1.2)
Proceeds from the sale of short-term investments available-for-sale	—	2.7

Net cash used in investing activities	(76.1)	(65.2)

Financing Activities
Proceeds from borrowings	—	78.7
Repayments of borrowings	(61.4)	(79.4)
Proceeds from exercises of employee stock options	6.0	7.3
Repurchases of common stock	(105.5)	(82.1)
Cash dividends	(57.8)	(53.9)

Net cash used in financing activities	(218.7)	(129.4)

Effect of exchange rate changes on cash and cash equivalents	2.4	(12.0)

Net increase (decrease) in cash and cash equivalents	29.0	(17.3)

Cash and cash equivalents, beginning of year	281.2	370.0

Cash and cash equivalents, end of quarter	310.2	352.7

Less cash and cash equivalents of discontinued operations	—	(97.7)

Cash and cash equivalents of continuing operations, end of quarter	$310.2	$255.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
January 1, 2010
Note A — Significant Accounting Policies and Recent Accounting Standards
Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of Harris Corporation and its subsidiaries. As used in these Notes to Condensed Consolidated Financial Statements (Unaudited) (these “Notes”), the terms “Harris,” “Company,” “we,” “our,” and “us” refer to Harris Corporation and its consolidated subsidiaries. Significant intercompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements have been prepared by Harris, without an audit, in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the quarter and two quarters ended January 1, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at July 3, 2009 has been derived from the audited financial statements but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. We provide complete financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 3, 2009 (the “Fiscal 2009 Form 10-K”).
     In the fourth quarter of fiscal 2009, in connection with the May 27, 2009 spin-off (the “Spin-off”) in the form of a taxable pro rata dividend to our shareholders of all the shares of Harris Stratex Networks, Inc. (“HSTX”) common stock owned by us (which constituted a controlling interest in HSTX), we eliminated as a reporting segment our former HSTX segment, which is reported as discontinued operations in this Report. As a result, our historical financial results have been restated to account for HSTX as discontinued operations for all periods presented in this Report. See Note B — Discontinued Operations in these Notes for additional information regarding discontinued operations. Unless otherwise specified, disclosures in these Notes relate solely to our continuing operations.
     The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the accompanying condensed consolidated financial statements and these Notes. Actual results could differ from those estimates and assumptions.
     We have evaluated any subsequent events through the date of filing of this Report with the SEC on January 28, 2010. No material subsequent events have occurred since January 1, 2010 that required recognition or disclosure in the accompanying condensed consolidated financial statements or these Notes.
Adoption of New Accounting Standards
     In the first quarter of fiscal 2010, we adopted the following accounting standards, none of which had a material impact on our financial position, results of operations or cash flows:
•	The Financial Accounting Standards Board (“FASB”) Accounting Standards Codificationtm (“Codification”), which is now the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 2009. Additionally, we are using the new guidelines prescribed by the Codification when referring to GAAP, including the elimination of pre-Codification GAAP references unless accompanied by Codification GAAP references.

•	The provisions of the accounting standard for fair value measurements related to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. See Note L — Fair Value Measurements in these Notes for fair value disclosures required by this standard.

•	The accounting standard requiring interim disclosures about fair value of financial instruments, which extends the annual disclosure requirements about fair value of financial instruments to interim reporting periods. See Note L — Fair Value Measurements in these Notes for fair value disclosures required by this standard.

•	The accounting standard updating accounting, presentation and disclosure requirements for noncontrolling interests in consolidated financial statements, which requires that noncontrolling interests (previously referred to as minority interests) be clearly identified and presented as a component of equity, separate from the parent’s equity. This standard also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; that changes in ownership interest be accounted for as equity transactions; and that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in that subsidiary and the gain or loss on the deconsolidation of that subsidiary be measured at fair value. The noncontrolling interest referenced in the accompanying condensed consolidated financial statements and these Notes relates to HSTX, which, as discussed in these Notes, is reported as discontinued operations in this Report as a result of the Spin-off; and the noncontrolling interest was comprised of the shares of HSTX not owned by us prior to the Spin-off. As a result of implementing this standard, for the applicable periods in the accompanying Condensed Consolidated Statement of Income (Unaudited), the “Net income (loss)” line item includes 100 percent of the results of HSTX, and the “Net income (loss) attributable to Harris Corporation” line item includes 56 percent of the results of HSTX (which was the percentage of outstanding shares of HSTX owned by us prior to the Spin-off).

•	The accounting standard for determining whether instruments granted in share-based payment transactions are participating securities. In accordance with this standard, basic and diluted weighted average shares outstanding for prior periods have been restated. See Note I — Income From Continuing Operations Per Share in these Notes for further information.

•	The accounting standards for accounting for business combinations, which significantly change the accounting and reporting requirements related to business combinations, including the recognition of acquisition-related transaction and post-acquisition restructuring costs in our results of operations as incurred. While the adoption of these standards did not have a material impact on our results of operations or cash flows directly in, or on our financial position directly as of the end of, the first two quarters of fiscal 2010, it may have a significant effect on the accounting for any future acquisitions we make.
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
     Summarized financial information for our discontinued operations in the quarter and two quarters ended January 2, 2009 is as follows:

	Quarter Ended	Two Quarters Ended
	January 2,	January 2,
	2009	2009
	(In millions)
Revenue from product sales and services	$190.9	$386.7

Loss before income taxes and noncontrolling interest	$(291.9)	$(284.0)
Income taxes	(25.1)	(34.3)

Discontinued operations, net of income taxes	(317.0)	(318.3)
Noncontrolling interest in discontinued operations, net of income taxes	137.8	138.4

Discontinued operations attributable to Harris Corporation, net of income taxes	$(179.2)	$(179.9)

     Unless otherwise specified, the information set forth in these Notes, other than this Note B — Discontinued Operations, relates solely to our continuing operations.
Note C — Stock Options and Other Share-Based Compensation
     As of January 1, 2010, we had three shareholder-approved employee stock incentive plans (“SIPs”) under which options or other share-based compensation was outstanding, and we had the following types of share-based awards outstanding under our SIPs: stock options, performance share awards, performance share unit awards, restricted stock awards and restricted stock unit awards. We believe that such awards more closely align the interests of employees receiving such awards with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our SIPs). The compensation cost related to our share-based awards that was charged against income was $10.1 million and $21.2 million, respectively, for the quarter and two quarters ended January 1, 2010. The compensation cost related to our share-based awards that was charged against income was $9.3 million and $17.3 million, respectively, for the quarter and two quarters ended January 2, 2009.
     Grants to employees under our SIPs during the quarter ended January 1, 2010 consisted of 4,650 stock options, 2,950 performance share awards and 23,500 restricted stock awards. Grants to employees under our SIPs during the two quarters ended January 1, 2010 consisted of 2,008,740 stock options, 506,085 performance share awards and 352,650 restricted stock awards. The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option-pricing model which used the following assumptions: expected volatility of 38.24 percent; expected dividend yield of 2.15 percent; and expected life in years of 4.71.

Note D — Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
     Comprehensive income (loss) for the quarter and two quarters ended January 1, 2010 and January 2, 2009 was comprised of the following:

	Quarter Ended		Two Quarters Ended
	January 1,	January 2,	January 1	January 2,
	2010	2009	2010	2009
		(In millions)
Net income (loss)	$139.5	$(176.4)	$244.0	$(58.3)
Other comprehensive income (loss):
Foreign currency translation	16.2	(78.4)	34.3	(100.6)
Net unrealized gain (loss) on securities available-for-sale, net of income taxes	(0.5)	(0.1)	0.5	(5.0)
Net unrealized loss on hedging derivatives, net of income taxes	(0.2)	(4.1)	(0.6)	(2.2)
Amortization of loss on treasury lock, net of income taxes	0.2	0.1	0.3	0.3
Recognition of pension actuarial losses in net income, net of income taxes	0.6	3.1	2.2	4.2

Total comprehensive income (loss)	155.8	(255.8)	280.7	(161.6)
Comprehensive loss attributable to noncontrolling interest	—	143.2	—	145.0

Comprehensive income (loss) attributable to Harris Corporation	$155.8	$(112.6)	$280.7	$(16.6)

     The components of accumulated other comprehensive loss at January 1, 2010 and July 3, 2009 are as follows:

	January 1,	July 3,
	2010	2009
	(In millions)
Foreign currency translation	$16.8	$(17.5)
Net unrealized gain (loss) on securities available-for-sale, net of income taxes	0.3	(0.2)
Net unrealized gain on hedging derivatives, net of income taxes	0.6	1.2
Unamortized loss on treasury lock, net of income taxes	(4.3)	(4.6)
Unrecognized pension obligations, net of income taxes	(28.1)	(30.3)

	$(14.7)	$(51.4)

Note E — Receivables
     Receivables are summarized below:

	January 1,	July 3,
	2010	2009
	(In millions)
Accounts receivable	$573.4	$630.4
Unbilled costs on cost-plus contracts	114.6	149.1
Notes receivable due within one year, net	4.1	4.5

	692.1	784.0
Less allowances for collection losses	(12.6)	(13.2)

	$679.5	$770.8

Note F — Inventories
     Inventories are summarized below:

	January 1,	July 3,
	2010	2009
	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$362.7	$305.0
Finished products	146.5	146.7
Work in process	58.1	64.1
Raw materials and supplies	104.9	91.4

	$672.2	$607.2

     Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $26.6 million at January 1, 2010 and $16.1 million at July 3, 2009.
Note G — Property, Plant and Equipment
     Property, plant and equipment are summarized below:

	January 1,	July 3,
	2010	2009
	(In millions)
Land	$12.0	$10.9
Software capitalized for internal use	83.1	79.9
Buildings	345.9	351.7
Machinery and equipment	814.8	802.1

	1,255.8	1,244.6
Less allowances for depreciation and amortization	(734.3)	(701.4)

	$521.5	$543.2

     Depreciation and amortization expense related to property, plant and equipment for the quarter and two quarters ended January 1, 2010 was $25.8 million and $52.1 million, respectively. Depreciation and amortization expense related to property, plant and equipment for the quarter and two quarters ended January 2, 2009 was $21.4 million and $42.8 million, respectively.
Note H — Accrued Warranties
     Changes in our warranty liability, which is included as a component of the “Other accrued items” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited), during the two quarters ended January 1, 2010 are as follows:

(In millions)
Balance at July 3, 2009	$65.5
Warranty provision for sales made during the two quarters ended January 1, 2010	28.7
Settlements made during the two quarters ended January 1, 2010	(14.2)
Other adjustments to the warranty liability, including those for foreign currency translation, during the two quarters ended January 1, 2010	0.4

Balance at January 1, 2010	$80.4

Note I — Income From Continuing Operations Per Share
     In the quarter ended October 2, 2009, we adopted an accounting standard requiring that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) be treated as participating securities and that such awards be included in the calculations of income per basic and diluted share. Our performance share awards and restricted share awards meet the definition of participating securities and are included in the calculations of income from continuing operations per basic and diluted share below, including restatement of prior period amounts, which was not material. Also, income per diluted share should be calculated using the more dilutive of the treasury stock or two-class methods. We performed the calculations of income from continuing operations per diluted share using both the treasury stock and two-class methods for the current and prior periods. The difference between the two methods was not material. As a result, we are reporting income from continuing operations per diluted share using the treasury stock method.

     The calculations of income from continuing operations per share are as follows:

	Quarter Ended		Two Quarters Ended
	January 1,	January 2,	January 1,	January 2,
	2010	2009	2010	2009
	(In millions, except per share amounts)
Income from continuing operations used in basic and diluted share calculations (A)	$139.5	$140.6	$244.0	$260.0

Weighted average common shares outstanding	129.8	132.5	130.3	132.8
Weighted average participating securities outstanding	1.1	0.8	1.0	0.8

Basic weighted average shares outstanding (B)	130.9	133.3	131.3	133.6

Income from continuing operations per basic share (A)/(B)	$1.07	$1.06	$1.86	$1.95

Weighted average common shares outstanding	129.8	132.5	130.3	132.8
Impact of dilutive stock options and participating securities	1.5	0.8	1.3	1.4

Diluted weighted average shares outstanding (C)	131.3	133.3	131.6	134.2

Income from continuing operations per diluted share (A)/(C)	$1.06	$1.06	$1.85	$1.94
     Due to the net loss attributable to Harris Corporation common shareholders in the quarter ended January 2, 2009, basic weighted average shares were used in calculating income from continuing operations per diluted share because the use of diluted weighted average shares would have been antidilutive to the net loss per diluted common share attributable to Harris Corporation common shareholders.
     Employee stock options to purchase approximately 2,181,433 and 3,051,558 shares of our stock were outstanding at January 1, 2010 and January 2, 2009, respectively, but were not included in the calculations of income from continuing operations per diluted share because the effect would have been antidilutive as the options’ exercise prices exceeded the average market price.
Note J — Non-Operating Loss
     The components of non-operating loss are as follows:

	Quarter Ended		Two Quarters Ended
	January 1,	January 2,	January 1,	January 2,
	2010	2009	2010	2009
		(In millions)
Gain on the sale of investments	$—	$0.5	$—	$0.5
Impairment of securities available-for-sale	—	—	—	(7.6)
Equity income	—	0.1	—	0.2
Net royalty expense	(0.3)	(1.3)	(0.5)	(1.9)

	$(0.3)	$(0.7)	$(0.5)	$(8.8)

Note K — Income Taxes
     Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 32.0 percent in the second quarter of fiscal 2010 compared with 30.6 percent in the second quarter of fiscal 2009. In the second quarter of fiscal 2010, we recorded a $3.5 million state income tax benefit associated with the filing of our fiscal 2008 income tax returns. In the second quarter of fiscal 2009, we recorded a $5.0 million tax benefit relating to prior periods associated with legislative action during the second quarter of fiscal 2009 that restored the U.S. Federal income tax credit for research and development expenses, and a $3.7 million state income tax benefit associated with the filing of our fiscal 2007 income tax returns.
     Our effective tax rate was 33.3 percent in the first two quarters of fiscal 2010 compared with 30.5 percent in the first two quarters of fiscal 2009. In the first two quarters of fiscal 2010 and 2009, the major discrete items were primarily the same as those noted above for the second quarters of fiscal 2010 and 2009. Additionally, in the first quarter of fiscal 2009, we recognized state income tax credits resulting from growth in our RF Communications segment.

Note L — Fair Value Measurements
     In the quarter ended October 2, 2009, we adopted an accounting standard for fair value measurements for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Nonfinancial assets and nonfinancial liabilities that were measured at fair value on a nonrecurring basis were not material during the quarter and two quarters ended January 1, 2010.
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
     The following table represents the fair value hierarchy of our financial assets and financial liabilities measured at fair value on a recurring basis (at least annually) as of January 1, 2010:

	Level 1	Level 2	Level 3	Total
	(In millions)
Financial Assets
Marketable equity securities (1)	$4.2	$—	$—	$4.2
Deferred compensation plans (2)	74.2	—	—	74.2
Foreign currency forward contracts (3)	—	3.2	—	3.2
Financial Liabilities
Deferred compensation plans (4)	77.0	—	—	77.0
Foreign currency forward contracts (5)	—	2.2	—	2.2

(1)	Represents investments classified as securities available-for-sale, which we include in the “Other current assets” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited).

(2)	Represents investments (primarily money market and mutual stock funds) held in a Rabbi Trust associated with our non-qualified deferred compensation plans, which we include in the “Other current assets” and “Other non-current assets” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited).

(3)	Includes derivatives designated as hedging instruments, which we include in the “Other current assets” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited).

(4)	Represents obligations to pay benefits under certain non-qualified deferred compensation plans, which we include in the “Compensation and benefits” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited).

(5)	Includes derivatives designated as hedging instruments, which we include in the “Other accrued items” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited).

     The following table represents the carrying amounts and estimated fair values of our significant financial instruments that are not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	January 1, 2010		July 3, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(In millions)
Financial Liabilities
Long-term debt (including current portion) (1)	$1,177.6	$1,237.9	$1,178.0	$1,172.7

(1)	The estimated fair value was based on quoted market prices for our debt traded in the secondary market.
Note M — Derivative Instruments and Hedging Activities
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
     At January 1, 2010, we had open foreign currency forward contracts with a notional amount of $94.1 million, of which $55.7 million were classified as cash flow hedges and $38.4 million were classified as fair value hedges. This compares with open foreign currency forward contracts with a notional amount of $47.6 million at July 3, 2009, of which $20.2 million were classified as cash flow hedges and $27.4 million were classified as fair value hedges. At January 1, 2010, contract expiration dates ranged from less than 1 month to 9 months with a weighted average contract life of 4 months.
Balance Sheet Hedges
     To manage the exposure in our balance sheet to risks from changes in foreign currency exchange rates, we implement fair value hedges. We use foreign currency forward contracts and options to hedge certain balance sheet items, including foreign currency denominated accounts receivable and inventory. Changes in the value of the derivatives and the related hedged items are reflected in earnings, in the “Cost of product sales and services” line item in the accompanying Condensed Consolidated Statement of Income (Unaudited). As of January 1, 2010, we had outstanding foreign currency forward contracts denominated in the Euro, British Pound and Canadian Dollar to hedge certain balance sheet items. The net gains on foreign currency forward contracts designated as fair value hedges for the quarter and two quarters ended January 1, 2010 were $0.7 million and $0.8 million, respectively. In addition, no amounts were recognized in earnings in the quarter and two quarters ended January 1, 2010 related to hedged firm commitments that no longer qualify as fair value hedges.
Cash Flow Hedges
     To manage our exposure to currency risk and market fluctuation risk associated with anticipated or forecasted cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments from suppliers, future committed sales to customers and intercompany transactions. These derivatives are primarily being used to hedge currency exposures from cash flows anticipated in our RF Communications segment related to programs in the U.K., the Netherlands, Ireland, Canada and China. We also have hedged U.S. dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of January 1, 2010, we had outstanding foreign currency forward contracts denominated in the Euro, British Pound, Canadian Dollar and Chinese Yuan Renminbi to hedge certain forecasted transactions.
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

     A net loss of $1.0 million related to the effective portion of outstanding foreign currency forward contracts designated as cash flow hedges was recognized in the “Accumulated other comprehensive loss” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of January 1, 2010, which we estimate will be reclassified into earnings from comprehensive income within the next 12 months. Gains of $0.3 million, $0.1 million and $0.7 million were reclassified from the “Accumulated other comprehensive loss” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited) to the “Cost of product sales and services,” “Engineering, selling and administrative expenses” and “Revenue from product sales and services” line items, respectively, in the accompanying Condensed Consolidated Statement of Income (Unaudited) in the quarter ended January 1, 2010. Gains of $1.0 million, $0.1 million and $0.7 million were reclassified from the “Accumulated other comprehensive loss” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited) to the “Cost of product sales and services,” “Engineering, selling and administrative expenses” and “Revenue from product sales and services” line items, respectively, in the accompanying Condensed Consolidated Statement of Income (Unaudited) in the two quarters ended January 1, 2010. The amount of gains or losses included in earnings related to the ineffective portion of our cash flow hedges was not material in the quarter and two quarters ended January 1, 2010 or in the quarter and two quarters ended January 2, 2009.
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
     See Note L — Fair Value Measurements in these Notes for the amount of the assets and liabilities related to these foreign currency forward contracts in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of January 1, 2010, and see Note D — Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss in these Notes for additional information on changes in accumulated other comprehensive loss for the two quarters ended January 1, 2010.
Note N — Business Segments
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
     The accounting policies of our business segments are the same as those described in Note 1: “Significant Accounting Policies” in our Fiscal 2009 Form 10-K. We evaluate each segment’s performance based on its “operating income (loss),” which we define as profit or loss from operations before income taxes excluding interest income and expense, royalties and related intellectual property expenses, equity income and gains or losses from securities and other investments. Intersegment sales among our segments are transferred at cost to the buying segment and the sourcing segment recognizes a normal profit that is eliminated. The “Corporate eliminations” line item in the tables below represents the elimination of intersegment sales and their related profits. The “Unallocated corporate expense” line item in the tables below represents the portion of corporate expenses not allocated to the business segments.

     Total assets by business segment are summarized below:

	January 1,	July 3,
	2010	2009
	(In millions)
Total Assets
RF Communications	$1,456.0	$1,473.0
Government Communications Systems	1,500.7	1,421.4
Broadcast Communications	1,061.9	1,042.4
Corporate	511.1	528.3

	$4,529.7	$4,465.1

     Segment revenue, segment operating income (loss) and a reconciliation of segment operating income (loss) to total income from continuing operations before income taxes follow:

	Quarter Ended		Two Quarters Ended
	January 1,	January 2,	January 1,	January 2,
	2010	2009	2010	2009
		(In millions)
Revenue
RF Communications	$462.9	$438.2	$886.6	$853.4
Government Communications Systems	647.3	748.0	1,315.0	1,357.1
Broadcast Communications	116.8	163.0	235.5	321.2
Corporate eliminations	(9.3)	(16.0)	(16.4)	(25.9)

	$1,217.7	$1,333.2	$2,420.7	$2,505.8

Income From Continuing Operations Before Income Taxes
Segment Operating Income (Loss):
RF Communications (1)	$168.6	$144.1	$282.6	$286.2
Government Communications Systems (2)	87.0	85.2	172.7	151.5
Broadcast Communications	(4.8)	12.0	(4.5)	17.3
Unallocated corporate expense	(24.8)	(19.1)	(44.0)	(38.0)
Corporate eliminations	(2.6)	(6.1)	(4.6)	(9.8)
Non-operating loss (3)	(0.3)	(0.7)	(0.5)	(8.8)
Net interest expense	(17.9)	(12.9)	(35.7)	(24.3)

	$205.2	$202.5	$366.0	$374.1

(1)	The operating income in our RF Communications segment in the quarter and two quarters ended January 1, 2010 included charges of $2.7 million and $9.2 million, respectively, for integration costs and the impact of a step up in inventory associated with our acquisition of the Tyco Electronics wireless systems business, formerly known as M/A-COM (“Wireless Systems”).

(2)	The operating income in our Government Communications Systems segment in the quarter and two quarters ended January 2, 2009 included $10.8 million ($6.7 million after-tax, or $.05 per diluted share) and $17.6 million ($10.9 million after-tax, or $.08 per diluted share), respectively, of charges for schedule and cost overruns on commercial satellite reflector programs.

(3)	“Non-operating loss” includes equity investment income (loss), royalties and related intellectual property expenses, gains and losses on sales of investments and securities available-for-sale, and impairments of investments and securities available-for-sale. Additional information regarding non-operating loss is set forth in Note J — Non-Operating Loss in these Notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Harris Corporation
     We have reviewed the condensed consolidated balance sheet of Harris Corporation and subsidiaries as of January 1, 2010, and the related condensed consolidated statements of income for the quarter and two quarters ended January 1, 2010 and January 2, 2009, and the condensed consolidated statements of cash flows for the two quarters ended January 1, 2010 and January 2, 2009. These financial statements are the responsibility of the Company’s management.
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
January 28, 2010

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
     The following is a list of the sections of MD&A, together with our perspective on the contents of these sections of MD&A, which we hope will assist in reading these pages:
•	Results of Operations — an analysis of our consolidated results of operations and of the results in each of our three business segments, to the extent the business segment operating results are helpful to an understanding of our business as a whole, for the periods presented in our Condensed Consolidated Financial Statements (Unaudited).

•	Liquidity and Capital Resources — an analysis of cash flows, common stock repurchases, dividends, capital structure and resources, off-balance sheet arrangements and commercial commitments and contractual obligations.

•	Critical Accounting Policies and Estimates — information about accounting policies that require critical judgments and estimates and about accounting standards that have been issued but not yet implemented by us and their potential impact.

•	Forward-Looking Statements and Factors that May Affect Future Results — cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.
RESULTS OF OPERATIONS
Highlights
     Operations results for the second quarter of fiscal 2010 include:
•	Income from continuing operations was essentially flat at $139.5 million, or $1.06 per diluted share, in the second quarter of fiscal 2010 compared with $140.6 million, or $1.06 per diluted share, in the second quarter of fiscal 2009;

•	Revenue decreased 8.7 percent to $1,217.7 million in the second quarter of fiscal 2010 from $1,333.2 million in the second quarter of fiscal 2009;

•	Our RF Communications segment revenue increased 5.6 percent to $462.9 million and operating income increased 17 percent to $168.6 million in the second quarter of fiscal 2010 compared with the second quarter of fiscal 2009. Fiscal 2010 results benefited from our acquisition of Wireless Systems in the fourth quarter of fiscal 2009, and operating income in the second quarter of fiscal 2010 included $2.7 million of acquisition-related charges;

•	Our Government Communications Systems segment revenue decreased 13.5 percent to $647.3 million while operating income increased 2.1 percent to $87.0 million in the second quarter of fiscal 2010 compared with the second quarter of fiscal 2009. In the second quarter of fiscal 2009, revenue and operating income benefited from a significant ramping up of the Field Data Collection Automation (“FDCA”) program for the U.S. Census Bureau for the 2010 census, and operating income also included a $10.8 million charge for schedule and cost overruns on commercial satellite reflector programs;

•	Our Broadcast Communications segment revenue decreased 28.3 percent to $116.8 million in the second quarter of fiscal 2010 compared with the second quarter of fiscal 2009, and there was an operating loss of $4.8 million in the second quarter of fiscal 2010 compared with operating income of $12.0 million in the second quarter of fiscal 2009; and

•	Net cash provided by operating activities was $321.4 million in the first two quarters of fiscal 2010 compared with $189.3 million in the first two quarters of fiscal 2009.

Consolidated Results of Operations
Revenue and Income From Continuing Operations

	Quarter Ended			Two Quarters Ended
	January 1,	January 2,	%	January 1,	January 2,	%
	2010	2009	Inc/(Dec)	2010	2009	Inc/(Dec)
	(Dollars in millions, except per share amounts)
Revenue	$1,217.7	$1,333.2	(8.7)%	$2,420.7	$2,505.8	(3.4)%
Income from continuing operations	$139.5	$140.6	(0.8)%	$244.0	$260.0	(6.2)%
% of revenue	11.5%	10.5%		10.1%	10.4%
Income from continuing operations per diluted common share	$1.06	$1.06	0.0%	$1.85	$1.94	(4.6)%
     Second Quarter 2010 Compared With Second Quarter 2009: Our revenue in the second quarter of fiscal 2010 was $1,217.7 million, a decrease of 8.7 percent compared with the second quarter of fiscal 2009. Revenue increased by 5.6 percent in our RF Communications segment and decreased by 13.5 percent and 28.3 percent in our Government Communications Systems and Broadcast Communications segments, respectively. RF Communications segment revenue benefited from our acquisition of Wireless Systems in the fourth quarter of fiscal 2009, partially offset by a decline in tactical radio sales. Government Communications Systems segment revenue in the second quarter of fiscal 2009 benefited from a significant ramping up of the FDCA program for the U.S. Census Bureau for the 2010 census. Revenue in our Broadcast Communications segment was negatively impacted by the continuing effects of lower demand due to the global recession and delays in capital spending by customers.
     Our income from continuing operations in the second quarter of fiscal 2010 was $139.5 million, or $1.06 per diluted share, essentially flat with $140.6 million, or $1.06 per diluted share, in the second quarter of fiscal 2009. Operating income increased by $24.5 million, or 17.0 percent, in our RF Communications segment and by $1.8 million, or 2.1 percent, in our Government Communications Systems segment. Our Broadcast Communications segment had an operating loss of $4.8 million in the second quarter of fiscal 2010 compared with operating income of $12.0 million in the second quarter of fiscal 2009. Unallocated corporate expense in the second quarter of fiscal 2010 was $24.8 million compared with $19.1 million in the second quarter of fiscal 2009. Interest expense in the second quarter of fiscal 2010 was $18.2 million compared with $13.8 million in the second quarter of fiscal 2009. Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 32.0 percent in the second quarter of fiscal 2010 compared with 30.6 percent in the second quarter of fiscal 2009.
     First Two Quarters 2010 Compared With First Two Quarters 2009: Our revenue in the first two quarters of fiscal 2010 was $2,420.7 million, a decrease of 3.4 percent compared with the first two quarters of fiscal 2009. The reasons for the decrease in revenue are essentially the same as those noted above regarding the second quarters of fiscal 2010 and 2009.
     Our income from continuing operations in the first two quarters of fiscal 2010 was $244.0 million, a decrease of 6.2 percent compared with the first two quarters of fiscal 2009. Operating income increased by $21.2 million, or 14.0 percent, in our Government Communications Systems segment and decreased by $3.6 million, or 1.3 percent, in our RF Communications segment. Our Broadcast Communications segment had an operating loss of $4.5 million in the first two quarters of fiscal 2010 compared with operating income of $17.3 million in the first two quarters of fiscal 2009. Unallocated corporate expense in the first two quarters of fiscal 2010 was $44.0 million compared with $38.0 million in the first two quarters of fiscal 2009. We had a non-operating loss of $0.5 million in the first two quarters of fiscal 2010 compared with a non-operating loss of $8.8 million in the first two quarters of fiscal 2009. Interest expense in the first two quarters of fiscal 2010 was $36.4 million compared with $26.2 million in the first two quarters of fiscal 2009. Our effective tax rate was 33.3 percent in the first two quarters of fiscal 2010 compared with 30.5 percent in the first two quarters of fiscal 2009.
     See the “Discussion of Business Segment Results of Operations,” “Unallocated Corporate Expense and Corporate Eliminations,” “Non-Operating Loss,” “Interest Income and Interest Expense” and “Income Taxes” discussions below in this MD&A for further information.

Gross Margin

	Quarter Ended			Two Quarters Ended
	January 1,	January 2,	%	January 1,	January 2,	%
	2010	2009	Inc/(Dec)	2010	2009	Inc/(Dec)
	(Dollars in millions)
Revenue	$1,217.7	$1,333.2	(8.7)%	$2,420.7	$2,505.8	(3.4)%
Cost of product sales and services	(778.6)	(925.3)	(15.9)%	(1,590.7)	(1,717.2)	(7.4)%
Gross margin	$439.1	$407.9	7.6%	$830.0	$788.6	5.2%
% of revenue	36.1%	30.6%		34.3%	31.5%
     Second Quarter 2010 Compared With Second Quarter 2009: Our gross margin (revenue less cost of product sales and services) as a percentage of revenue (“gross margin percentage”) in the second quarter of fiscal 2010 was 36.1 percent compared with 30.6 percent in the second quarter of fiscal 2009. The increase in gross margin percentage was primarily due to an increase in the gross margin percentage in our RF Communications segment due to favorable product mix and operational efficiencies as well as a higher percentage of our overall sales that was generated by this higher-margin segment. Additionally, in the second quarter of fiscal 2010, an increase in the gross margin percentage in our Government Communications Systems segment was mostly offset by a decrease in the gross margin percentage in our Broadcast Communications segment and a lower percentage of overall sales from our higher-margin Broadcast Communications segment.
     First Two Quarters 2010 Compared With First Two Quarters 2009: Our gross margin percentage was 34.3 percent in the first two quarters of fiscal 2010 compared with 31.5 percent in the first two quarters of fiscal 2009. The reasons for the increase in gross margin percentage are primarily the same as those noted above regarding the second quarters of fiscal 2010 and 2009.
     See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Engineering, Selling and Administrative Expenses

	Quarter Ended			Two Quarters Ended
	January 1,	January 2,	%	January 1,	January 2,	%
	2010	2009	Inc/(Dec)	2010	2009	Inc/(Dec)
	(Dollars in millions)
Engineering, selling and administrative expenses	$215.7	$191.8	12.5%	$427.8	$381.4	12.2%
% of revenue	17.7%	14.4%		17.7%	15.2%
     Second Quarter 2010 Compared With Second Quarter 2009: Our engineering, selling and administrative (“ESA”) expenses increased to $215.7 million in the second quarter of fiscal 2010 from $191.8 million in the second quarter of fiscal 2009. The increase in ESA expenses is primarily due to our acquisition of Wireless Systems, including $2.3 million of acquisition-related costs, partially offset by the benefit of cost-reduction actions taken in fiscal 2009. As a percentage of revenue, ESA expenses were 17.7 percent in the second quarter of fiscal 2010 compared with 14.4 percent in the second quarter of fiscal 2009. The increase in ESA expenses as a percentage of revenue was primarily due to our acquisition of Wireless Systems, which has higher ESA expenses as a percentage of revenue compared with our other businesses.
     First Two Quarters 2010 Compared With First Two Quarters 2009: Our ESA expenses increased to $427.8 million in the first two quarters of fiscal 2010 from $381.4 million in the first two quarters of fiscal 2009. As a percentage of revenue, ESA expenses increased to 17.7 percent in the first two quarters of fiscal 2010 from 15.2 percent in the first two quarters of fiscal 2009. The reasons for the increases in ESA expenses and ESA expenses as a percentage of revenue are primarily the same as those noted above regarding the second quarters of fiscal 2010 and 2009.
     See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Non-Operating Loss

	Quarter Ended			Two Quarters Ended
	January 1,	January 2,	%	January 1,	January 2,	%
	2010	2009	Inc/(Dec)	2010	2009	Inc/(Dec)
	(Dollars in millions)
Non-operating loss	$(0.3)	$(0.7)	(57.1)%	$(0.5)	$(8.8)	(94.3)%
     Second Quarter 2010 Compared With Second Quarter 2009: We had a non-operating loss of $0.3 million in the second quarter of fiscal 2010 compared with a non-operating loss of $0.7 million in the second quarter of fiscal 2009. See Note J — Non-Operating Loss in the Notes for further information.
     First Two Quarters 2010 Compared With First Two Quarters 2009: We had a non-operating loss of $0.5 million in the first two quarters of fiscal 2010 compared with a non-operating loss of $8.8 million in the first two quarters of fiscal 2009. The non-operating loss in the first two quarters of fiscal 2009 was primarily due to a $7.6 million write-down of our investment in AuthenTec, Inc. recorded in the first quarter of fiscal 2009. See Note J — Non-Operating Loss in the Notes for further information.
Interest Income and Interest Expense

	Quarter Ended			Two Quarters Ended
	January 1,	January 2,	%	January 1,	January 2,	%
	2010	2009	Inc/(Dec)	2010	2009	Inc/(Dec)
	(Dollars in millions)
Interest income	$0.3	$0.9	(66.7)%	$0.7	$1.9	(63.2)%
Interest expense	(18.2)	(13.8)	31.9%	(36.4)	(26.2)	38.9%
     Second Quarter 2010 Compared With Second Quarter 2009: Our interest income decreased to $0.3 million in the second quarter of fiscal 2010 from $0.9 million in the second quarter of fiscal 2009, primarily due to lower interest rates applicable to our invested funds. Our interest expense increased to $18.2 million in the second quarter of fiscal 2010 from $13.8 million in the second quarter of fiscal 2009, primarily due to increased borrowings related to our acquisition of Wireless Systems in the fourth quarter of fiscal 2009.
     First Two Quarters 2010 Compared With First Two Quarters 2009: Our interest income decreased to $0.7 million in the first two quarters of fiscal 2010 from $1.9 million in the first two quarters of fiscal 2009. Our interest expense increased to $36.4 million in the first two quarters of fiscal 2010 from $26.2 million in the first two quarters of fiscal 2009. Our interest income decreased and our interest expense increased for the same reasons as noted above regarding the second quarters of fiscal 2010 and 2009.
Income Taxes

	Quarter Ended			Two Quarters Ended
	January 1,	January 2,	%	January 1,	January 2,	%
	2010	2009	Inc/(Dec)	2010	2009	Inc/(Dec)
	(Dollars in millions)
Income taxes	$65.7	$61.9	6.1%	$122.0	$114.1	6.9%
Effective tax rate	32.0%	30.6%		33.3%	30.5%
     Second Quarter 2010 Compared With Second Quarter 2009: Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 32.0 percent in the second quarter of fiscal 2010 compared with 30.6 percent in the second quarter of fiscal 2009. In the second quarter of fiscal 2010, we recorded a $3.5 million state income tax benefit associated with the filing of our fiscal 2008 income tax returns. In the second quarter of fiscal 2009, we recorded a $5.0 million tax benefit relating to prior periods associated with legislative action during the second quarter of fiscal 2009 that restored the U.S. Federal income tax credit for research and development expenses, and a $3.7 million state income tax benefit associated with the filing of our fiscal 2007 income tax returns.
     First Two Quarters 2010 Compared With First Two Quarters 2009: Our effective tax rate was 33.3 percent in the first two quarters of fiscal 2010 compared with 30.5 percent in the first two quarters of fiscal 2009. In the first two quarters of fiscal 2010 and 2009, the major discrete items were primarily the same as those noted above regarding the second quarters of fiscal 2010 and 2009. Additionally, in the first quarter of fiscal 2009, we recognized state income tax credits resulting from growth in our RF Communications segment.

Discussion of Business Segment Results of Operations
RF Communications Segment

	Quarter Ended			Two Quarters Ended
	January 1,	January 2,	%	January 1,	January 2,	%
	2010	2009	Inc/(Dec)	2010	2009	Inc/(Dec)
	(Dollars in millions)
Revenue	$462.9	$438.2	5.6%	$886.6	$853.4	3.9%
Segment operating income	168.6	144.1	17.0%	282.6	286.2	(1.3)%
% of revenue	36.4%	32.9%		31.9%	33.5%
     Second Quarter 2010 Compared With Second Quarter 2009: RF Communications segment revenue in the second quarter of fiscal 2010 was $462.9 million compared with $438.2 million in the second quarter of fiscal 2009. Revenue in the second quarter of fiscal 2010 included $355 million in our Tactical Radio Communications business and $108 million in our Public Safety and Professional Communications business. Tactical Radio Communications revenue was driven primarily by deliveries to the U.S. Army, Marine Corps and Air Force.
     Operating income was $168.6 million in the second quarter of fiscal 2010 compared with $144.1 million in the second quarter of fiscal 2009. Operating income as a percentage of revenue was exceptionally strong at 36.4 percent due to favorable product mix, cost-reduction actions implemented in the second half of fiscal 2009 and operational efficiencies. Additionally, in the second quarter of fiscal 2010, we incurred $2.7 million in charges for integration costs associated with our acquisition of Wireless Systems.
     Orders in the second quarter of fiscal 2010 totaled $626 million, including $554 million in our Tactical Radio Communications business. At the end of the second quarter of fiscal 2010, total backlog in our RF Communications segment was $1.4 billion, including $953 million in our Tactical Radio Communications business and $443 million in our Public Safety and Professional Communications business. We believe new orders for tactical radio communication systems were driven by both accelerating customer adoption of our Falcon III® radios and increased demand for equipping the military’s new mine resistant ambush protected all-terrain vehicles (“M-ATVs”) being shipped to Afghanistan.
     Orders in the second quarter of fiscal 2010 included a $119 million order for the Joint Tactical Radio System (“JTRS”)-approved Falcon III AN/PRC-152(C) handheld radio systems with vehicular adapters to equip M-ATVs. We believe this major order represents another significant step forward in the widespread fielding of our Falcon III radios.
     Other major orders in the second quarter of fiscal 2010 included a $228 million order for Falcon II® AN/VRC-104 high-frequency radio systems, making total orders to date for M-ATVs $555 million. We are supplying the vast majority of the tactical radios for the 6,644 M-ATVs being procured by the U.S. military. Also in the quarter, international tactical radio orders were received from customers in Pakistan, Saudi Arabia, Mexico and Sweden.
     In our Public Safety and Professional Communications business, we were awarded a four-year, indefinite delivery/indefinite quantity (“IDIQ”) contract by General Dynamics C4 Systems with a potential value of $130 million to provide the land-mobile radio infrastructure for the first two regions of the Department of Justice Integrated Wireless Network (“IWN”) program. Under the contract, we received an initial order of $10 million to begin work in the Mid-Atlantic region. The IWN initiative envisions a nationwide system uniting the communications of Federal first responders throughout six regions. We received other new orders for upgrading the current radio systems with new infrastructure and network products for the Florida Department of Corrections and Volusia County, Florida, as well as for providing a wireless shipboard communications system to manage the safe take-off and landing of U.S. Navy jets on an aircraft carrier.
     First Two Quarters 2010 Compared With First Two Quarters 2009: RF Communications segment revenue increased 3.9 percent while operating income decreased 1.3 percent in the first two quarters of fiscal 2010 compared with the first two quarters of fiscal 2009. The reasons for the increase in revenue are primarily the same as those noted above regarding the second quarters of fiscal 2010 and 2009. The decrease in operating income in the first two quarters of fiscal 2010 compared with the first two quarters of 2009 is primarily due to a decline in tactical radio sales, partially offset by operating income contributed by our Wireless Systems business acquired in the fourth quarter of fiscal 2009, favorable product mix, cost-reduction actions implemented in the second half of fiscal 2009 and operational efficiencies. Additionally, in the first two quarters of fiscal 2010, we incurred $9.2 million in charges for integration costs and the impact of a step up in inventory associated with our acquisition of Wireless Systems. Operating income as a percentage of revenue was 31.9 percent in the first two quarters of fiscal 2010 compared with 33.5 percent in the first two quarters of fiscal 2009. The decrease in operating income as a percentage of revenue was primarily due to our acquisition of Wireless Systems, partially offset by favorable product mix in our Tactical Radio Communications business.

Government Communications Systems Segment

	Quarter Ended			Two Quarters Ended
	January 1,	January 2,	%	January 1,	January 2,	%
	2010	2009	Inc/(Dec)	2010	2009	Inc/(Dec)
	(Dollars in millions)
Revenue	$647.3	$748.0	(13.5)%	$1,315.0	$1,357.1	(3.1)%
Segment operating income	87.0	85.2	2.1%	172.7	151.5	14.0%
% of revenue	13.4%	11.4%		13.1%	11.2%
     Second Quarter 2010 Compared With Second Quarter 2009: Government Communications Systems segment revenue in the second quarter of fiscal 2010 was $647.3 million compared with $748.0 million in second quarter of fiscal 2009. Operating income was $87.0 million in the second quarter of fiscal 2010 compared with $85.2 million in the second quarter of fiscal 2009. Operating income as a percentage of revenue was strong at 13.4 percent, reflecting excellent award fees and program performance across the segment. Operating income in the second quarter of fiscal 2009 included a $10.8 million charge for schedule and cost overruns on commercial satellite reflector programs.
     Revenue in the second quarter of fiscal 2009 benefited from a large handheld computer equipment delivery for the FDCA program for the U.S. Census Bureau’s 2010 census. We believe our Government Communications Systems segment is experiencing good momentum across a broad range of programs.
     Revenue increased in the second quarter of fiscal 2010 compared with the second quarter of fiscal 2009 for the Geostationary Operational Environmental Satellite-Series R Ground Segment (“GOES-R GS”) weather program for the National Oceanic and Atmospheric Administration (“NOAA”), the Modernization of Enterprise Terminals (“MET”) program for the U.S. Army and the Network Centric Solutions (“NETCENTS”) IT program for the U.S. Air Force. Revenue for the U.S. Navy Commercial Broadband Satellite Program decreased in the second quarter of fiscal 2010 with the successful completion of the first phase.
     In the second quarter of fiscal 2010, our IT Services business was awarded a $37 million task order over 20 months under the Information Technology Enterprise Solutions-2 Services (“ITES-2S”) contract for the U.S. Southern Command (“USSOUTHCOM”). We will migrate and consolidate the communications systems for nine USSOUTHCOM buildings into a new headquarters complex.
     Also during the second quarter of fiscal 2010, we secured new international air traffic control communications contracts and contract extensions stemming from our acquisition in the fourth quarter of fiscal 2009 of the Air Traffic Control business unit (“SolaCom ATC”) of SolaCom Technologies, Inc. Under the contracts, we will provide critical air-to-ground and ground-to-ground digital communications services for a new Manila area control center in the Philippines, the Turkish Air Force’s mobile radar approach control shelters, and air traffic control sites in Angola.
     During the second quarter of fiscal 2010, we acquired Patriot Technologies, LLC, which has about 100 employees and expands our position as a leading provider of integrated and interoperable healthcare IT solutions for the U.S. Government market. Additionally, we believe the acquisition further positions us for providing a comprehensive solution addressing the national priority of integrating Veterans Affairs and the Military Health Systems.
     First Two Quarters 2010 Compared With First Two Quarters 2009: Government Communications Systems segment revenue decreased 3.1 percent while operating income increased 14.0 percent in the first two quarters of fiscal 2010 from the first two quarters of fiscal 2009. The reasons for the decrease in revenue and increase in operating income are primarily the same as those noted above regarding the second quarters of fiscal 2010 and 2009. Additionally, operating income in the first two quarters of fiscal 2009 included a $17.6 million charge for schedule and cost overruns on commercial satellite reflector programs.

Broadcast Communications Segment

	Quarter Ended			Two Quarters Ended
	January 1,	January 2,	%	January 1,	January 2,	%
	2010	2009	Inc/(Dec)	2010	2009	Inc/(Dec)
	(Dollars in millions)
Revenue	$116.8	$163.0	(28.3)%	$235.5	$321.2	(26.7)%
Segment operating income	(4.8)	12.0	*	(4.5)	17.3	*
% of revenue	(4.1)%	7.4%		(1.9)%	5.4%

*	Not meaningful
     Second Quarter 2010 Compared With Second Quarter 2009: Broadcast Communication segment revenue in the second quarter of fiscal 2010 was $116.8 million compared with $118.7 million in the first quarter of fiscal 2010 and $163.0 million in the second quarter of fiscal 2009. Our Broadcast Communications segment had an operating loss in the second quarter of fiscal 2010 of $4.8 million compared with operating income of $12.0 million in the second quarter of fiscal 2009. The decline in revenue compared with the prior-year quarter and the operating loss in the second quarter of fiscal 2010 reflects lower demand due to the global recession and delays in capital spending by broadcast and media customers.
     Orders were $139 million in the second quarter of fiscal 2010 compared with orders of $124 million in the first quarter of fiscal 2010. We believe the rebound in orders in the second quarter of fiscal 2010 is an encouraging sign that the market has begun to improve.
     During the second quarter of fiscal 2010, we successfully deployed several Full-Motion Video Asset Management Engine (“FAME™”) solutions for government applications. The solutions, which were developed for the military, have broad applications in both government intelligence, surveillance and reconnaissance (“ISR”) and commercial markets. FAME increases visibility into the vast amounts of real-time and archived video collected from manned and unmanned aircraft and ground-based sensors. This cross-over application offers more opportunities for our Broadcast Communications segment to partner with our Government Communications Systems segment and reach a broader, more diverse base of customers.
     We secured new projects in the second quarter of fiscal 2010 with two large sports arenas and continued implementing the first-of-its-kind, advanced media workflow solution in the NBA’s Orlando Magic Amway Arena scheduled to open in October 2010.
     We also delivered solutions for a variety of broadcasters to support their coverage of the Winter Games in Vancouver in February 2010. For example, we are providing an end-to-end high definition (“HD”) broadcast solution to support Canada’s Olympic Broadcast Media Consortium’s unprecedented coverage of the games. The Harris ONE™ solution brings together highly integrated products that enable advanced media workflows and provides the Consortium with high quality broadcast technology for delivery of games coverage.
     First Two Quarters 2010 Compared With First Two Quarters 2009: Broadcast Communications segment revenue deceased 26.7 percent in the first two quarters of fiscal 2010 from the first two quarters of fiscal 2009. There was an operating loss of $4.5 million in the first two quarters of fiscal 2010 compared with operating income of $17.3 million in the first two quarters of fiscal 2009. The reasons for these variances are primarily the same as those noted above regarding the second quarters of fiscal 2010 and 2009. Additionally, operating income in the first two quarters of fiscal 2009 included $4.0 million of charges associated with cost-reduction actions implemented in the first quarter of fiscal 2009.
Unallocated Corporate Expense and Corporate Eliminations

	Quarter Ended			Two Quarters Ended
	January 1,	January 2,	%	January 1,	January 2,	%
	2010	2009	Inc/(Dec)	2010	2009	Inc/(Dec)
	(Dollars in millions)
Unallocated corporate expense	$24.8	$19.1	29.8%	$44.0	$38.0	15.8%
Corporate eliminations	2.6	6.1	(57.4)%	4.6	9.8	(53.1)%
     Second Quarter 2010 Compared With Second Quarter 2009: Unallocated corporate expense increased 29.8 percent to $24.8 million in the second quarter of fiscal 2010 from $19.1 million in the second quarter of fiscal 2009. Unallocated corporate expense increased primarily due to investments made in pursuit of new business opportunities, increased charitable contributions and a charge associated with a contract termination. Corporate eliminations decreased to $2.6 million in the second quarter of fiscal 2010 from $6.1 million in the second quarter of fiscal 2009 due to reduced intersegment activity.

     First Two Quarters 2010 Compared With First Two Quarters 2009: Unallocated corporate expense increased 15.8 percent to $44.0 million in the first two quarters of fiscal 2010 from $38.0 million in the first two quarters of fiscal 2009. Corporate eliminations decreased to $4.6 million in the first two quarters of fiscal 2010 from $9.8 million in the first two quarters of fiscal 2009. The reasons for the increase in unallocated corporate expense and decrease in corporate eliminations are primarily the same as those noted above regarding the second quarters of fiscal 2010 and 2009.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Two Quarters Ended
	January 1,	January 2,
	2010	2009
	(In millions)
Net cash provided by operating activities	$321.4	$189.3
Net cash used in investing activities	(76.1)	(65.2)
Net cash used in financing activities	(218.7)	(129.4)
Effect of exchange rate changes on cash and cash equivalents	2.4	(12.0)

Net increase (decrease) in cash and cash equivalents	29.0	(17.3)
Cash and cash equivalents, beginning of year	281.2	370.0

Cash and cash equivalents, end of quarter	310.2	352.7
Less cash and cash equivalents of discontinued operations	—	(97.7)

Cash and cash equivalents of continuing operations, end of quarter	$310.2	$255.0

     Cash and Cash Equivalents: Our Consolidated Statement of Cash Flows in our Fiscal 2009 Form 10-K includes the results of HSTX through the May 27, 2009 Spin-off date. Accordingly, for the first two quarters of fiscal 2009, our Condensed Consolidated Statement of Cash Flows (Unaudited) and the following discussion and analysis includes cash flows from HSTX, and HSTX cash and cash equivalents are shown separately as cash and cash equivalents of discontinued operations.
     Our cash and cash equivalents increased $29.0 million to $310.2 million at the end of the second quarter of fiscal 2010 from $281.2 million at the end of fiscal 2009. The increase was primarily due to $321.4 million of net cash provided by operating activities, partially offset by $218.7 million of net cash used in financing activities and $76.1 million of net cash used in investing activities.
     Our financial position remained strong at January 1, 2010. We ended the second quarter of fiscal 2010 with cash and cash equivalents of $310.2 million; we have no long-term debt maturing until fiscal 2016; we have a senior unsecured $750 million revolving credit facility that expires in September 2013 ($705 million of which was available to us as of January 1, 2010 as a result of $45 million of short-term debt outstanding under our commercial paper program, which is supported by our revolving credit facility); and we do not have any material defined benefit pension plan obligations.
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
     We also currently believe that existing cash, funds generated from operations, our credit facilities and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures and repurchases under our share repurchase programs for the next 12 months and the foreseeable future. We anticipate tax payments over the next three years to be approximately equal to our tax expense during the same period. We anticipate that our fiscal 2010 cash outlays may include additional strategic acquisitions. Other than those cash outlays noted in the “Commercial Commitments and Contractual Obligations” discussion below in this MD&A, capital expenditures, potential acquisitions and repurchases under our share repurchase programs, no other significant cash outlays are anticipated during the remainder of fiscal 2010 and thereafter.

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
     Net cash provided by operating activities: Our net cash provided by operating activities was $321.4 million in the first two quarters of fiscal 2010 compared with $189.3 million in the first two quarters of fiscal 2009 primarily as a result of good working capital management in our RF Communications segment. Cash flow from operations was positive in all of our business segments, and was led by strong cash flow from operations in our RF Communications segment.
     Net cash used in investing activities: Our net cash used in investing activities was $76.1 million in the first two quarters of fiscal 2010 compared with $65.2 million in the first two quarters of fiscal 2009. Net cash used in investing activities in the first two quarters of fiscal 2010 consisted of $38.5 million of property, plant and equipment additions, $3.9 million of capitalized software additions and $33.7 million of cash paid for acquired businesses. Net cash used in investing activities in the first two quarters of fiscal 2009 primarily consisted of $59.9 million of property, plant and equipment additions and $6.8 million of capitalized software additions. Our total capital expenditures, including capitalized software, in fiscal 2010 are expected to be between $150 million and $160 million.
     Net cash used in financing activities: Our net cash used in financing activities was $218.7 million in the first two quarters of fiscal 2010 compared with $129.4 million in the first two quarters of fiscal 2009. Net cash used in financing activities in the first two quarters of fiscal 2010 primarily consisted of $61.4 million used for repayments of borrowings, $105.5 million used for repurchases of shares of our common stock and $57.8 million used to pay cash dividends. Net cash used in financing activities in the first two quarters of fiscal 2009 primarily consisted of $82.1 million used for repurchases of shares of our common stock and $53.9 million used to pay cash dividends.
Common Stock Repurchases
     During the second quarter of fiscal 2010, we used $50 million to repurchase 1,141,800 shares of our common stock under our repurchase programs at an average price per share of $43.78, including commissions. During the second quarter of fiscal 2009, there were no repurchases of shares of our common stock under our repurchase program. During the first two quarters of fiscal 2010, we used $100 million to repurchase 2,584,872 shares of our common stock under our repurchase programs at an average price per share of $38.68, including commissions. During the first two quarters of fiscal 2009, we used $75 million to repurchase 1,470,929 shares of our common stock under our repurchase program at an average price per share of $50.98, including commissions. In the second quarter of fiscal 2010 and second quarter of fiscal 2009, $0.2 million and $0.5 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. In the first two quarters of fiscal 2010 and first two quarters of fiscal 2009, $5.5 million and $7.1 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares repurchased by us are cancelled and retired.
     On February 27, 2009, our Board of Directors approved a new $600 million share repurchase program (the “2009 Repurchase Program”). The 2009 Repurchase Program is in addition to our previous share repurchase authorization (the “2007 Repurchase Program”), which had a remaining authorization of approximately $50 million at February 27, 2009. The 2007 Repurchase Program did not have a stated expiration date; however, the 2007 Repurchase Program had a remaining authorization of approximately $0.4 million at October 2, 2009, which we exhausted during the second quarter of fiscal 2010. As of January 1, 2010, we have a remaining authorization to repurchase approximately $550 million in shares of our common stock under our 2009 Repurchase Program. Our 2009 Repurchase Program does not have a stated expiration date. Repurchases under our 2009 Repurchase Program may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. Share repurchases are expected to be funded with available cash. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additional information regarding share repurchases during the second quarter of fiscal 2010 and our repurchase programs is set forth in this Report under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”

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
     The 2008 Credit Agreement contains certain covenants, including covenants limiting: certain liens on our assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and certain investments in unrestricted subsidiaries. The 2008 Credit Agreement also requires that we not permit our ratio of consolidated total indebtedness to total capital, each as defined, to be greater than 0.60 to 1.00 and not permit our ratio of consolidated EBITDA to consolidated net interest expense, each as defined, to be less than 3.00 to 1.00 (measured on the last day of each fiscal quarter for the rolling four-quarter period then ending). We were in compliance with the covenants in the 2008 Credit Agreement in fiscal 2009 and the first two quarters of fiscal 2010. The 2008 Credit Agreement contains certain events of default, including: failure to make payments; failure to perform or observe terms, covenants and agreements; material inaccuracy of any representation or warranty; payment default under other indebtedness with a principal amount in excess of $75 million or acceleration of such indebtedness; occurrence of one or more final judgments or orders for the payment of money in excess of $75 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $75 million; any bankruptcy or insolvency; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the 2008 Credit Agreement are due and mature on September 10, 2013, unless the commitments are terminated earlier either at our request or if certain events of default occur. At January 1, 2010, we had no borrowings outstanding under the 2008 Credit Agreement, but we had $45.0 million of short-term debt outstanding under our commercial paper program, which is supported by the 2008 Credit Agreement.

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
     We have uncommitted short-term lines of credit from various international banks. These lines provide for borrowings at various interest rates, typically may be terminated upon notice, may be used on such terms as mutually agreed to by the banks and us, and are reviewed annually for renewal or modification. These lines do not require compensating balances. We also have a short-term commercial paper program in place, which we may utilize to satisfy short-term cash requirements and which is supported by our 2008 Credit Agreement. As of January 1, 2010, we had $45.0 million of short-term debt outstanding under our commercial paper program.
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
     Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of January 1, 2010, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our results of operations, financial condition or cash flows. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, financial condition or cash flows.
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
Commercial Commitments and Contractual Obligations
     The amounts disclosed in our Fiscal 2009 Form 10-K include our commercial commitments and contractual obligations. During the quarter ended January 1, 2010, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding surety bonds, letters of credit, guarantees and other arrangements as disclosed in our Fiscal 2009 Form 10-K.

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
     Additional details and discussions concerning some of the factors that could affect our forward-looking statements or future results are set forth in our Fiscal 2009 Form 10-K under Item 1A. “Risk Factors.” The foregoing list of factors and the factors set forth in Item 1A. “Risk Factors” included in our Fiscal 2009 Form 10-K and in Part II. Item 1A. “Risk Factors” in this Report are not exhaustive. Additional risks and uncertainties not known to us or that we currently believe not to be material also may adversely impact our business, results of operations, financial position and cash flows. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, results of operations, financial position and cash flows. The forward-looking statements contained in this Report are made as of the date hereof and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements or to update the reasons actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise. For further information concerning risk factors, see Part II. Item 1A. “Risk Factors” in this Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.
     Foreign Exchange and Currency: We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for our foreign currency derivatives held at January 1, 2010 would have an impact of approximately $5.3 million on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note M — Derivative Instruments and Hedging Activities in the Notes for additional information.
     Interest Rates: As of January 1, 2010, we have long-term debt obligations and short-term debt under our commercial paper program subject to interest rate risk. Because the interest rates on our long-term debt obligations are fixed, and because our long-term debt is not putable (redeemable at the option of the holders of the debt prior to maturity), the interest rate risk associated with this debt on our results of operations is not material. We have a short-term variable-rate commercial paper program in place, which we may utilize to satisfy short-term cash requirements. We can give no assurances that interest rates will not change significantly or have a material effect on our income or cash flows over the next twelve months.
Item 4. Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal quarter ended January 1, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of the fiscal quarter ended January 1, 2010 our disclosure controls and procedures were effective.
     (b) Changes in internal control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and adding additional monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 1, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     HSTX and certain of its current and former officers and directors, including certain current Harris officers, were named as defendants in a federal securities class action complaint filed on September 15, 2008 in the United States District Court for the District of Delaware by plaintiff Norfolk County Retirement System on behalf of an alleged class of purchasers of HSTX securities from January 29, 2007 to July 30, 2008, including shareholders of Stratex Networks, Inc. (“Stratex”) who exchanged shares of Stratex for shares of HSTX as part of the combination between Stratex and our former Microwave Communications Division to form HSTX. Similar complaints were filed in the United States District Court for the District of Delaware on October 6, 2008 and October 30, 2008. The complaints were consolidated in a slightly expanded complaint filed on July 29, 2009 that added Harris Corporation and Ernst & Young LLP as defendants. This action relates to public disclosures made by HSTX on January 30, 2007 and July 30, 2008, which included the restatement of HSTX’s financial statements for the first three fiscal quarters of its fiscal 2008 (the quarters ended March 28, 2008, December 28, 2007 and September 28, 2007) and for its fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005 due to accounting errors. The consolidated complaint alleges violations of Section 10(b) and Section 20(a) of the Exchange Act and of Rule 10b-5 promulgated thereunder, as well as violations of Section 11 and Section 15 of the Securities Act, and seeks, among other relief, determinations that the action is a proper class action, unspecified compensatory damages and reasonable attorneys’ fees and costs. We believe that the defendants have meritorious defenses to these actions and the defendants intend to defend the litigation vigorously.
Item 1A. Risk Factors.
     Investors should carefully review and consider the information regarding certain factors which could materially affect our business, results of operations, financial condition and cash flows and set forth under Item 1A. “Risk Factors” in our Fiscal 2009 Form 10-K. We do not believe that there have been any material changes to the risk factors previously disclosed in our Fiscal 2009 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
     During the second quarter of fiscal 2010, we repurchased 1,141,800 shares of our common stock under our repurchase programs at an average price per share of $43.76, excluding commissions. During the second quarter of fiscal 2009, there were no repurchases of shares of our common stock under our 2007 Repurchase Program. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired.
     The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended January 1, 2010:

				Maximum approximate
				dollar value of
				shares that
			Total number of shares	may yet be
			purchased as part of	purchased under
	Total number of	Average price paid	publicly announced	the plans or
Period*	shares purchased	per share	plans or programs (1)	programs (1)
Month No. 1
(October 3, 2009-October 30, 2009)
Repurchase Programs (1)	None	n/a	None	$600,382,392
Employee Transactions (2)	3,050	$39.30	n/a	n/a
Month No. 2
(October 31, 2009-November 27, 2009)
Repurchase Programs (1)	1,141,800	$43.76	1,141,800	$550,414,044
Employee Transactions (2)	4,738	$44.01	n/a	n/a
Month No. 3
(November 28, 2009-January 1, 2010)
Repurchase Programs (1)	None	n/a	None	$550,414,044
Employee Transactions (2)	14,081	$47.10	n/a	n/a

Total	1,163,669	$43.79	1,141,800	$550,414,044

*	Periods represent our fiscal months.

(1)	On May 1, 2007, we announced that on April 27, 2007, our Board of Directors approved the 2007 Repurchase Program authorizing us to repurchase up to $600 million in shares of our stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. The 2007 Repurchase Program did not have a stated expiration date; however, the 2007 Repurchase Program had a remaining authorization of $382,392 at October 2, 2009, which we exhausted during the second quarter of fiscal 2010. On March 2, 2009, we announced that on February 27, 2009, our Board of Directors approved the 2009 Repurchase Program authorizing us to repurchase up to an additional $600 million of our stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. The 2009 Repurchase Program does not have a stated expiration date. The approximate dollar amount of our stock that may yet be purchased under the 2009 Repurchase Program as of January 1, 2010 was $550,414,044 (as reflected in the table above). Our 2007 Repurchase Program and 2009 Repurchase Program have resulted, and our 2009 Repurchase Program is expected to continue to result, in repurchases in excess of offsetting the dilutive effect of shares issued under our share-based incentive plans. However, the level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. As a matter of policy, we do not repurchase shares during the period beginning on the 15th day of the third month of a fiscal quarter and ending two days following the public release of earnings and financial results for such fiscal quarter.

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
Sales of Unregistered Securities
     During the second quarter of fiscal 2010, we did not issue or sell any unregistered equity securities.
Item 3. Defaults Upon Senior Securities.
     Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     Our 2009 Annual Meeting of Shareholders was held on October 23, 2009. A total of 113,307,681 (or approximately 87%) of our shares issued, outstanding and entitled to be voted at the 2009 Annual Meeting of Shareholders were represented in person or by proxy at the meeting. Set forth below are the voting results for the matters voted on at the 2009 Annual Meeting of Shareholders.
     (1) Proposal 1 — Election of Directors: Election of four nominees to the Company’s Board of Directors for a one-year term expiring at the 2010 Annual Meeting of Shareholders, or until their successors are elected and qualified:

	Number of Shares
Nominee	For	Against	Abstain
Terry D. Growcock	110,974,783	2,027,081	305,817
Leslie F. Kenne	112,058,107	908,164	341,410
David B. Rickard	112,039,708	931,901	336,072
Gregory T. Swienton	111,561,037	1,409,896	336,748
     Each nominee for a one-year term was elected by our shareholders, as recommended by our Board of Directors.
     Additionally, the three-year terms of the following previously elected directors continued after the 2009 Annual Meeting of Shareholders:
•	Thomas A. Dattilo
•	Lewis Hay III
•	Karen Katen
•	Stephen P. Kaufman
•	Howard L. Lance
•	Dr. James C. Stoffel
•	Hansel E. Tookes II
     The classes of previously elected directors whose three-year terms are due to expire at the 2010 Annual Meeting of Shareholders and at the 2011 Annual Meeting of Shareholders will continue to hold office until the end of the terms for which they have been elected and may stand for election for one-year terms thereafter. Commencing at the 2011 Annual Meeting of Shareholders, all directors will be elected on an annual basis.
     (2) Proposal 2 — Ratification of Appointment of Independent Auditor: Ratification of our Audit Committee’s appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending July 2, 2010:

For	Against	Abstain
109,543,515	3,635,655	128,511
     Proposal 2 was approved by our shareholders, as recommended by our Board of Directors.
     (3) Proposal 3 — Shareholder Proposal: Consideration of a shareholder proposal requesting approval of an amendment to our By-Laws to require an independent chairman of the board:

For	Against	Abstain	Broker Non-Votes
25,971,065	75,401,745	324,257	11,610,614
     Proposal 3 was rejected by our shareholders, as recommended by our Board of Directors.

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

(10)	*(a) Separation Agreement and Release of All Claims, dated October 13, 2009, among Harris Corporation, Harris Canada Systems, Inc. and Timothy E. Thorsteinson.

*(b) Amendment Number Two to the Harris Corporation 2005 Supplemental Executive Retirement Plan, dated December 8, 2009 and effective November 30, 2009.

*(c) Amendment Number Eight to the Harris Corporation Retirement Plan, dated December 8, 2009 and effective December 31, 2009, incorporated herein by reference to Exhibit 4(d)(ix) to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-163647, filed with the SEC on December 10, 2009.

*(d) Amendment to the Harris Corporation Master Trust, dated December 8, 2009 and effective December 31, 2009, incorporated herein by reference to Exhibit 4(e)(iii) to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-163647, filed with the SEC on December 10, 2009.

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

HARRIS CORPORATION (Registrant)
Date: January 28, 2010	By:	/s/ Gary L. McArthur
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

(10)	*(a) Separation Agreement and Release of All Claims, dated October 13, 2009, among Harris Corporation, Harris Canada Systems, Inc. and Timothy E. Thorsteinson.

*(b) Amendment Number Two to the Harris Corporation 2005 Supplemental Executive Retirement Plan, dated December 8, 2009 and effective November 30, 2009.

*(c) Amendment Number Eight to the Harris Corporation Retirement Plan, dated December 8, 2009 and effective December 31, 2009, incorporated herein by reference to Exhibit 4(d)(ix) to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-163647, filed with the SEC on December 10, 2009.

*(d) Amendment to the Harris Corporation Master Trust, dated December 8, 2009 and effective December 31, 2009, incorporated herein by reference to Exhibit 4(e)(iii) to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-163647, filed with the SEC on December 10, 2009.

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