Form 10-Q
period 2010-04-02
HARRIS CORP /DE/
filed 2010-04-29
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 2, 2010
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
Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of April 23, 2010 was 129,834,657 shares.

HARRIS CORPORATION
FORM 10-Q
For the Quarter Ended April 2, 2010
     This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended		Three Quarters Ended
	April 2,	April 3,	April 2,	April 3,
	2010	2009	2010	2009
	(In millions, except per share amounts)
Revenue from product sales and services	$1,329.5	$1,205.1	$3,750.2	$3,710.9

Cost of product sales and services	(820.0)	(813.3)	(2,410.7)	(2,530.5)
Engineering, selling and administrative expenses	(245.0)	(188.4)	(672.8)	(569.8)
Non-operating income (loss)	(0.5)	6.6	(1.0)	(2.2)
Interest income	0.4	0.7	1.1	2.6
Interest expense	(18.1)	(12.6)	(54.5)	(38.8)

Income from continuing operations before income taxes	246.3	198.1	612.3	572.2
Income taxes	(80.1)	(62.2)	(202.1)	(176.3)

Income from continuing operations	166.2	135.9	410.2	395.9
Discontinued operations, net of income taxes	—	(38.4)	—	(356.7)

Net income	166.2	97.5	410.2	39.2
Noncontrolling interest in discontinued operations, net of income taxes	—	16.7	—	155.1

Net income attributable to Harris Corporation	$166.2	$114.2	$410.2	$194.3

Amounts attributable to Harris Corporation common shareholders
Income from continuing operations	$166.2	$135.9	$410.2	$395.9
Discontinued operations, net of income taxes	—	(21.7)	—	(201.6)

Net income	$166.2	$114.2	$410.2	$194.3

Net income per common share attributable to Harris Corporation common shareholders

Basic net income per common share attributable to Harris Corporation common shareholders
Continuing operations	$1.27	$1.02	$3.13	$2.97
Discontinued operations	—	(0.16)	—	(1.51)

	$1.27	$0.86	$3.13	$1.46

Diluted net income per common share attributable to Harris Corporation common shareholders
Continuing operations	$1.27	$1.02	$3.12	$2.96
Discontinued operations	—	(0.16)	—	(1.51)

	$1.27	$0.86	$3.12	$1.45

Cash dividends paid per common share	$.22	$.20	$.66	$.60

Basic weighted average shares outstanding	130.4	132.7	131.0	133.3
Diluted weighted average shares outstanding	130.7	133.1	131.3	133.8
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	April 2,	July 3,
	2010	2009
	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$405.7	$281.2
Receivables	656.6	770.8
Inventories	647.2	607.2
Income taxes receivable	—	21.0
Current deferred income taxes	144.3	117.2
Other current assets	58.1	62.0

Total current assets	1,911.9	1,859.4
Non-current Assets
Property, plant and equipment	584.3	543.2
Goodwill	1,576.8	1,507.1
Intangible assets	306.4	335.6
Non-current deferred income taxes	93.7	85.3
Other non-current assets	154.6	134.5

Total non-current assets	2,715.8	2,605.7

	$4,627.7	$4,465.1

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term debt	$—	$105.7
Accounts payable	341.5	368.0
Compensation and benefits	191.6	224.9
Other accrued items	302.6	288.7
Advance payments and unearned income	160.6	121.7
Income taxes payable	16.0	—
Current portion of long-term debt	0.8	0.7

Total current liabilities	1,013.1	1,109.7
Non-current Liabilities
Long-term debt	1,176.7	1,177.3
Long-term contract liability	135.7	145.6
Other long-term liabilities	185.3	163.4

Total non-current liabilities	1,497.7	1,486.3

Shareholders’ Equity
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 128,299,638 shares at April 2, 2010 and 131,370,702 shares at July 3, 2009	128.3	131.4
Other capital	463.3	466.3
Retained earnings	1,537.3	1,322.8
Accumulated other comprehensive loss	(12.0)	(51.4)

Total shareholders’ equity	2,116.9	1,869.1

	$4,627.7	$4,465.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Quarters Ended
	April 2,	April 3,
	2010	2009
	(In millions)
Operating Activities
Net income	$410.2	$194.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121.0	127.5
Purchased in-process research and development write-off	—	2.4
Share-based compensation	28.8	27.5
Non-current deferred income taxes	(0.6)	(7.6)
Impairment of securities available-for-sale	—	7.6
Impairment of goodwill and other long-lived assets	—	301.0
Noncontrolling interest in discontinued operations, net of income taxes	—	(155.1)
(Increase) decrease in:
Accounts and notes receivable	119.7	(30.0)
Inventories	(46.9)	(48.0)
Increase (decrease) in:
Accounts payable and accrued expenses	(65.2)	(66.2)
Advance payments and unearned income	38.9	24.0
Income taxes	24.5	(3.6)
Other	4.9	30.7

Net cash provided by operating activities	635.3	404.5

Investing Activities
Cash paid for acquired businesses	(40.2)	(9.1)
Additions of property, plant and equipment	(129.9)	(86.8)
Additions of capitalized software	(6.3)	(10.1)
Cash paid for short-term investments available-for-sale	—	(1.2)
Proceeds from the sale of short-term investments available-for-sale	—	3.7

Net cash used in investing activities	(176.4)	(103.5)

Financing Activities
Proceeds from borrowings	—	78.5
Repayments of borrowings	(106.6)	(80.5)
Proceeds from exercises of employee stock options	12.1	7.6
Repurchases of common stock	(155.7)	(132.2)
Cash dividends	(86.4)	(80.1)

Net cash used in financing activities	(336.6)	(206.7)

Effect of exchange rate changes on cash and cash equivalents	2.2	(12.3)

Net increase in cash and cash equivalents	124.5	82.0

Cash and cash equivalents, beginning of year	281.2	370.0

Cash and cash equivalents, end of quarter	405.7	452.0

Less cash and cash equivalents of discontinued operations	—	(115.6)

Cash and cash equivalents of continuing operations, end of quarter	$405.7	$336.4

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 2, 2010
Note A — Significant Accounting Policies and Recent Accounting Standards
Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of Harris Corporation and its subsidiaries. As used in these Notes to Condensed Consolidated Financial Statements (Unaudited) (these “Notes”), the terms “Harris,” “Company,” “we,” “our,” and “us” refer to Harris Corporation and its consolidated subsidiaries. Significant intercompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements have been prepared by Harris, without an audit, in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the quarter and three quarters ended April 2, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at July 3, 2009 has been derived from the audited financial statements but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. We provide complete financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 3, 2009 (the “Fiscal 2009 Form 10-K”).
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
Adoption of New Accounting Standards
     In the first quarter of fiscal 2010, we adopted the following accounting standards, none of which had a material impact on our financial position, results of operations or cash flows:
•	The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”), which is now the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. Additionally, we are using the new guidelines prescribed by the Codification when referring to GAAP, including the elimination of pre-Codification GAAP references unless accompanied by Codification GAAP references.
•	The provisions of the accounting standard for fair value measurements related to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis; and the accounting standard requiring interim disclosures about fair value of financial instruments, which extends the annual disclosure requirements about fair value of financial instruments to interim reporting periods. See Note L — Fair Value Measurements in these Notes for fair value disclosures required by these standards.

•	The accounting standard updating accounting, presentation and disclosure requirements for noncontrolling interests in consolidated financial statements, which requires that noncontrolling interests (previously referred to as minority interests) be clearly identified and presented as a component of equity, separate from the parent’s equity. This standard also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; that changes in ownership interest be accounted for as equity transactions; and that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in that subsidiary and the gain or loss on the deconsolidation of that subsidiary be measured at fair value. The noncontrolling interest referenced in the accompanying condensed consolidated financial statements and these Notes relates to HSTX, which, as discussed in these Notes, is reported as discontinued operations in this Report as a result of the Spin-off; and the noncontrolling interest was comprised of the shares of HSTX not owned by us prior to the Spin-off. As a result of implementing this standard, for the applicable periods in the accompanying Condensed Consolidated Statement of Income (Unaudited), the “Net income” line item includes 100 percent of the results of HSTX, and the “Net income attributable to Harris Corporation” line item includes 56 percent of the results of HSTX (which was the percentage of outstanding shares of HSTX owned by us prior to the Spin-off).
•	The accounting standard for determining whether instruments granted in share-based payment transactions are participating securities. In accordance with this standard, basic and diluted weighted average shares outstanding for prior periods have been restated. See Note I — Income From Continuing Operations Per Share in these Notes for further information.
•	The accounting standards for accounting for business combinations, which significantly change the accounting and reporting requirements related to business combinations, including the recognition of acquisition-related transaction and post-acquisition restructuring costs in our results of operations as incurred. While the adoption of these standards did not have a material impact on our results of operations or cash flows directly in, or on our financial position directly as of the end of, the first three quarters of fiscal 2010, it may have a significant effect on the accounting for any future acquisitions we make.
     In the third quarter of fiscal 2010, we adopted the following accounting standards, none of which had a material impact on our financial position, results of operations or cash flows:
•	The accounting standard that requires additional disclosures about fair value of financial instruments and also clarifies certain existing disclosure requirements, including the requirement to provide fair value measurement disclosures for each class of assets and liabilities instead of each major category of assets and liabilities. See Note L — Fair Value Measurements in these Notes for fair value disclosures required by this standard.
•	The accounting standard that eliminated the requirement for SEC filers to disclose the date through which subsequent events were evaluated.
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
     Summarized financial information for our discontinued operations in the quarter and three quarters ended April 3, 2009 is as follows:

	Quarter Ended	Three Quarters Ended
	April 3,	April 3,
	2009	2009
	(In millions)
Revenue from product sales and services	$158.1	$544.8

Loss before income taxes and noncontrolling interest	$(34.8)	$(318.8)
Income taxes	(3.6)	(37.9)

Discontinued operations, net of income taxes	(38.4)	(356.7)
Noncontrolling interest in discontinued operations, net of income taxes	16.7	155.1

Discontinued operations attributable to Harris Corporation, net of income taxes	$(21.7)	$(201.6)

     Unless otherwise specified, the information set forth in these Notes, other than this Note B — Discontinued Operations, relates solely to our continuing operations.
Note C — Stock Options and Other Share-Based Compensation
     As of April 2, 2010, we had three shareholder-approved employee stock incentive plans (“SIPs”) under which options or other share-based compensation was outstanding, and we had the following types of share-based awards outstanding under our SIPs: stock options, performance share awards, performance share unit awards, restricted stock awards and restricted stock unit awards. We believe that such awards more closely align the interests of employees receiving such awards with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our SIPs). The compensation cost related to our share-based awards that was charged against income for the quarter and three quarters ended April 2, 2010 was $7.6 million and $28.8 million, respectively. The compensation cost related to our share-based awards that was charged against income for the quarter and three quarters ended April 3, 2009 was $8.6 million and $25.9 million, respectively.
     Grants to employees under our SIPs during the quarter ended April 2, 2010 consisted of 12,750 stock options, 26,024 performance share awards and 17,600 restricted stock awards. Grants to employees under our SIPs during the three quarters ended April 2, 2010 consisted of 2,021,490 stock options, 532,109 performance share awards and 370,250 restricted stock awards. The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option-pricing model which used the following assumptions: expected volatility of 38.24 percent; expected dividend yield of 2.15 percent; and expected life in years of 4.71.

Note D — Comprehensive Income and Accumulated Other Comprehensive Loss
     Comprehensive income for the quarter and three quarters ended April 2, 2010 and April 3, 2009 was comprised of the following:

	Quarter Ended		Three Quarters Ended
	April 2,	April 3,	April 2,	April 3,
	2010	2009	2010	2009
		(In millions)
Net income	$166.2	$97.5	$410.2	$39.2
Other comprehensive income (loss):
Foreign currency translation	0.5	(9.8)	34.8	(110.4)
Net unrealized gain (loss) on securities available-for-sale, net of income taxes	(0.1)	(0.1)	0.4	(5.1)
Net unrealized gain (loss) on hedging derivatives, net of income taxes	0.3	2.0	(0.3)	(0.2)
Amortization of loss on treasury lock, net of income taxes	0.1	0.2	0.4	0.5
Recognition of pension actuarial losses in net income, net of income taxes	1.9	0.5	4.1	4.7

Total comprehensive income (loss)	168.9	90.3	449.6	(71.3)
Comprehensive loss attributable to noncontrolling interest	—	16.3	—	161.3

Comprehensive income attributable to Harris Corporation	$168.9	$106.6	$449.6	$90.0

     The components of accumulated other comprehensive loss at April 2, 2010 and July 3, 2009 were as follows:

	April 2,	July 3,
	2010	2009
	(In millions)
Foreign currency translation	$17.3	$(17.5)
Net unrealized gain (loss) on securities available-for-sale, net of income taxes	0.2	(0.2)
Net unrealized gain on hedging derivatives, net of income taxes	0.9	1.2
Unamortized loss on treasury lock, net of income taxes	(4.2)	(4.6)
Unrecognized pension obligations, net of income taxes	(26.2)	(30.3)

	$(12.0)	$(51.4)

Note E — Receivables
     Receivables are summarized below:

	April 2,	July 3,
	2010	2009
	(In millions)
Accounts receivable	$525.0	$630.4
Unbilled costs on cost-plus contracts	136.1	149.1
Notes receivable due within one year, net	4.6	4.5

	665.7	784.0
Less allowances for collection losses	(9.1)	(13.2)

	$656.6	$770.8

Note F — Inventories
     Inventories are summarized below:

	April 2,	July 3,
	2010	2009
	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$314.6	$305.0
Finished products	150.3	146.7
Work in process	65.6	64.1
Raw materials and supplies	116.7	91.4

	$647.2	$607.2

     Unbilled costs and accrued earnings on fixed-price contracts were net of progress payments of $29.3 million at April 2, 2010 and $16.1 million at July 3, 2009.

Note G — Property, Plant and Equipment
     Property, plant and equipment are summarized below:

	April 2,	July 3,
	2010	2009
	(In millions)
Land	$15.8	$10.9
Software capitalized for internal use	84.7	79.9
Buildings	379.1	351.7
Machinery and equipment	847.6	802.1

	1,327.2	1,244.6
Less allowances for depreciation and amortization	(742.9)	(701.4)

	$584.3	$543.2

     Depreciation and amortization expense related to property, plant and equipment for the quarter and three quarters ended April 2, 2010 was $26.8 million and $78.9 million, respectively. Depreciation and amortization expense related to property, plant and equipment for the quarter and three quarters ended April 3, 2009 was $22.7 million and $65.5 million, respectively.
Note H — Accrued Warranties
     Changes in our warranty liability, which is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited), during the three quarters ended April 2, 2010 were as follows:

(In millions)
Balance at July 3, 2009	$65.5
Warranty provision for sales made during the three quarters ended April 2, 2010	38.2
Settlements made during the three quarters ended April 2, 2010	(26.5)
Other adjustments to the warranty liability, including those for foreign currency translation, during the three quarters ended April 2, 2010	0.4

Balance at April 2, 2010	$77.6

Note I — Income From Continuing Operations Per Share
     In the quarter ended October 2, 2009, we adopted an accounting standard requiring that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) be treated as participating securities and that such awards be included in the calculations of income per basic and diluted share. Our performance share awards and restricted stock awards meet the definition of participating securities and are included in the calculations of income from continuing operations per basic and diluted share below, including restatement of prior period amounts, which was not material. Also, income per diluted share should be calculated using the more dilutive of the treasury stock or two-class methods. We performed the calculations of income from continuing operations per diluted share using both the treasury stock and two-class methods for the current and prior periods. The difference between the two methods was not material. As a result, we are reporting income from continuing operations per diluted share using the treasury stock method.

     The calculations of income from continuing operations per share are as follows:

	Quarter Ended		Three Quarters Ended
	April 2,	April 3,	April 2,	April 3,
	2010	2009	2010	2009
	(In millions, except per share amounts)
Income from continuing operations used in basic and diluted share calculations (A)	$166.2	$135.9	$410.2	$395.9

Weighted average common shares outstanding	128.8	132.0	129.8	132.5
Weighted average participating securities outstanding	1.6	0.7	1.2	0.8

Basic weighted average shares outstanding (B)	130.4	132.7	131.0	133.3

Income from continuing operations per basic share (A)/(B)	$1.27	$1.02	$3.13	$2.97

Weighted average common shares outstanding	128.8	132.0	129.8	132.5
Impact of dilutive stock options and participating securities outstanding	1.9	1.1	1.5	1.3

Diluted weighted average shares outstanding (C)	130.7	133.1	131.3	133.8

Income from continuing operations per diluted share (A)/(C)	$1.27	$1.02	$3.12	$2.96
     Employee stock options to purchase approximately 2,183,347 and 3,927,362 shares of our stock were outstanding at April 2, 2010 and April 3, 2009, respectively, but were not included in the calculations of income from continuing operations per diluted share because the effect would have been antidilutive as the options’ exercise prices exceeded the average market price.
Note J — Non-Operating Income (Loss)
     The components of non-operating income (loss) were as follows:

	Quarter Ended		Three Quarters Ended
	April 2,	April 3,	April 2,	April 3,
	2010	2009	2010	2009
		(In millions)
Gain (loss) on the sale of investments	$—	$(0.1)	$—	$0.4
Impairment of investments	(0.3)	—	(0.3)	—
Impairment of securities available-for-sale	—	—	—	(7.6)
Equity income	0.4	0.3	0.4	0.5
Net royalty income (expense)	(0.6)	6.4	(1.1)	4.5

	$(0.5)	$6.6	$(1.0)	$(2.2)

Note K — Income Taxes
     Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 32.5 percent in the third quarter of fiscal 2010 compared with 31.4 percent in the third quarter of fiscal 2009. In the third quarter of fiscal 2010, our effective tax rate benefited from several minor discrete items. In the third quarter of fiscal 2009, we recorded a $6.5 million favorable impact from the settlement of the U.S. Federal income tax audit of fiscal 2007.
     Our effective tax rate was 33.0 percent in the first three quarters of fiscal 2010 compared with 30.8 percent in the first three quarters of fiscal 2009. In the first three quarters of fiscal 2010, the major discrete item was a $3.5 million state income tax benefit associated with the filing of our fiscal 2008 income tax returns, which we recorded in the second quarter of fiscal 2010. In the first three quarters of fiscal 2009, the major discrete items were primarily as follows: as noted above for the third quarter of fiscal 2009, we recorded a $6.5 million favorable impact from the settlement of the U.S. Federal income tax audit of fiscal 2007; in the second quarter of fiscal 2009, we recorded a $5.0 million tax benefit relating to prior periods associated with legislative action during the second quarter of fiscal 2009 that restored the U.S. Federal income tax credit for research and development expenses, and a $3.7 million state income tax benefit associated with the filing of our fiscal 2007 income tax returns; and in the first quarter of fiscal 2009, we recognized state income tax credits resulting from growth in our RF Communications segment.

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
     The following table represents the fair value hierarchy of our financial assets and financial liabilities measured at fair value on a recurring basis (at least annually) as of April 2, 2010:

	Level 1	Level 2	Level 3	Total
		(In millions)
Financial Assets
Marketable equity securities (1)	$4.1	$—	$—	$4.1
Deferred compensation plan investments: (2)
Money market fund	26.0	—	—	26.0
Stock fund	35.0	—	—	35.0
Equity security	17.4	—	—	17.4
Foreign currency forward contracts (3)	—	5.5	—	5.5
Financial Liabilities
Deferred compensation plans (4)	77.4	—	—	77.4
Foreign currency forward contracts (5)	—	3.5	—	3.5

(1)	Represents investments classified as securities available-for-sale, which we include in the “Other current assets” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited).

(2)	Represents investments held in a Rabbi Trust associated with our non-qualified deferred compensation plans, which we include in the “Other current assets” and “Other non-current assets” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited).

(3)	Includes derivatives designated as hedging instruments, which we include in the “Other current assets” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited). The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities.

(4)	Primarily represents obligations to pay benefits under certain non-qualified deferred compensation plans, which we include in the “Compensation and benefits” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited). Under these plans, participants designate investment options (including money market, stock and fixed-income funds), which serve as the basis for measurement of the notional value of their accounts.

(5)	Includes derivatives designated as hedging instruments, which we include in the “Other accrued items” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited). The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities.
     Nonfinancial assets and nonfinancial liabilities that were measured at fair value on a nonrecurring basis were not material during the quarter and three quarters ended April 2, 2010.

     The following table represents the carrying amounts and estimated fair values of our significant financial instruments that are not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	April 2, 2010		July 3, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(In millions)
Financial Liabilities
Long-term debt (including current portion) (1)	$1,177.5	$1,267.9	$1,178.0	$1,172.7

(1)	The estimated fair value was measured using a market approach based on quoted market prices for our debt traded in the secondary market.
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
     At April 2, 2010, we had open foreign currency forward contracts with a notional amount of $81.7 million, of which $43.0 million were classified as cash flow hedges and $38.7 million were classified as fair value hedges. This compares with open foreign currency forward contracts with a notional amount of $47.6 million at July 3, 2009, of which $20.2 million were classified as cash flow hedges and $27.4 million were classified as fair value hedges. At April 2, 2010, contract expiration dates ranged from less than 1 month to 14 months with a weighted average contract life of 2 months.
Balance Sheet Hedges
     To manage the exposure in our balance sheet to risks from changes in foreign currency exchange rates, we implement fair value hedges. More specifically, we use foreign currency forward contracts and options to hedge certain balance sheet items, including foreign currency denominated accounts receivable and inventory. Changes in the value of the derivatives and the related hedged items are reflected in earnings, in the “Cost of product sales and services” line item in the accompanying Condensed Consolidated Statement of Income (Unaudited). As of April 2, 2010, we had outstanding foreign currency forward contracts denominated in the Euro, British Pound, Canadian Dollar and Australian Dollar to hedge certain balance sheet items. The net gains on foreign currency forward contracts designated as fair value hedges for the quarter and three quarters ended April 2, 2010 were not material. In addition, no amounts were recognized in earnings in the quarter and three quarters ended April 2, 2010 related to hedged firm commitments that no longer qualify as fair value hedges.
Cash Flow Hedges
     To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments from suppliers, future committed sales to customers and intercompany transactions. These derivatives are primarily being used to hedge currency exposures from cash flows anticipated in our RF Communications segment related to programs in the U.K., the Netherlands, Ireland, Canada and China. We also have hedged U.S. dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of April 2, 2010, we had outstanding foreign currency forward contracts denominated in the Euro, British Pound, Canadian Dollar and Chinese Yuan Renminbi to hedge certain forecasted transactions.
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
     The amount of gains or losses from cash flow hedges recognized in earnings or recorded in other comprehensive income, including gains or losses related to hedge ineffectiveness, was not material in the quarter and three quarters ended April 2, 2010 or in the quarter and three quarters ended April 3, 2009. We do not expect the amount of gains or losses recognized in the “Accumulated other comprehensive loss” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of April 2, 2010 that will be reclassified to earnings from comprehensive income within the next 12 months to be material.
Credit Risk
     We are exposed to credit losses in the event of non-performance by counterparties to these financial instruments, but we do not expect any of the counterparties to fail to meet their obligations. To manage credit risks, we select counterparties based on credit ratings, limit our exposure to any single counterparty under defined guidelines and monitor the market position with each counterparty.
     See Note L — Fair Value Measurements in these Notes for the amount of the assets and liabilities related to these foreign currency forward contracts in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of April 2, 2010, and see Note D — Comprehensive Income and Accumulated Other Comprehensive Loss in these Notes for additional information on changes in accumulated other comprehensive loss for the three quarters ended April 2, 2010.
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
     Total assets by business segment are summarized below:

	April 2,	July 3,
	2010	2009
	(In millions)
Total Assets
RF Communications	$1,400.4	$1,473.0
Government Communications Systems	1,534.2	1,421.4
Broadcast Communications	1,057.3	1,042.4
Corporate	635.8	528.3

	$4,627.7	$4,465.1

     Segment revenue, segment operating income (loss) and a reconciliation of segment operating income (loss) to total income from continuing operations before income taxes follow:

	Quarter Ended		Three Quarters Ended
	April 2,	April 3,	April 2,	April 3,
	2010	2009	2010	2009
		(In millions)
Revenue
RF Communications	$550.7	$439.1	$1,437.3	$1,292.5
Government Communications Systems	665.7	648.7	1,980.7	2,005.8
Broadcast Communications	123.0	132.2	358.5	453.4
Corporate eliminations	(9.9)	(14.9)	(26.3)	(40.8)

	$1,329.5	$1,205.1	$3,750.2	$3,710.9

Income From Continuing Operations Before Income Taxes
Segment Operating Income (Loss):
RF Communications (1)	$204.7	$151.3	$487.3	$437.5
Government Communications Systems (2)	90.4	73.9	263.1	225.4
Broadcast Communications	(5.2)	1.9	(9.7)	19.2
Unallocated corporate expense	(23.0)	(18.8)	(67.0)	(56.8)
Corporate eliminations	(2.4)	(4.9)	(7.0)	(14.7)
Non-operating income (loss) (3)	(0.5)	6.6	(1.0)	(2.2)
Net interest expense	(17.7)	(11.9)	(53.4)	(36.2)

	$246.3	$198.1	$612.3	$572.2

(1)	The operating income in our RF Communications segment in the quarter and three quarters ended April 2, 2010 included charges of $3.7 million and $12.9 million, respectively, for integration costs and the impact of a step up in inventory associated with our acquisition of the Tyco Electronics wireless systems business, formerly known as M/A-COM (“Wireless Systems”).

(2)	The operating income in our Government Communications Systems segment in the three quarters ended April 3, 2009 included $17.6 million ($10.9 million after-tax, or $.08 per diluted share) of charges for schedule and cost overruns on commercial satellite reflector programs.

(3)	“Non-operating income (loss)” included equity investment income (loss), royalties and related intellectual property expenses, gains and losses on sales of investments and securities available-for-sale, and impairments of investments and securities available-for-sale. Additional information regarding non-operating income (loss) is set forth in Note J — Non-Operating Income (Loss) in these Notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Harris Corporation
     We have reviewed the condensed consolidated balance sheet of Harris Corporation and subsidiaries as of April 2, 2010, and the related condensed consolidated statements of income for the quarter and three quarters ended April 2, 2010 and April 3, 2009, and the condensed consolidated statements of cash flows for the three quarters ended April 2, 2010 and April 3, 2009. These financial statements are the responsibility of the Company’s management.
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
April 29, 2010

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
     The following is a list of the sections of MD&A, together with our perspective on the contents of these sections of MD&A, which we hope will assist in reading these pages:
•	Results of Operations — an analysis of our consolidated results of operations and of the results in each of our three business segments, to the extent the business segment operating results are helpful to an understanding of our business as a whole, for the periods presented in our Condensed Consolidated Financial Statements (Unaudited).
•	Liquidity and Capital Resources — an analysis of cash flows, common stock repurchases, dividends, capital structure and resources, off-balance sheet arrangements and commercial commitments and contractual obligations.
•	Critical Accounting Policies and Estimates — information about accounting policies that require critical judgments and estimates and about accounting standards that have been issued but are not yet effective for us and their potential impact.
•	Forward-Looking Statements and Factors that May Affect Future Results — cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.
RESULTS OF OPERATIONS
Highlights
     Operations results for the third quarter of fiscal 2010 include:
•	Income from continuing operations increased to $166.2 million, or $1.27 per diluted share, in the third quarter of fiscal 2010 from $135.9 million, or $1.02 per diluted share, in the third quarter of fiscal 2009;
•	Revenue increased 10.3 percent to $1,329.5 million in the third quarter of fiscal 2010 from $1,205.1 million in the third quarter of fiscal 2009;
•	Our RF Communications segment revenue increased 25.4 percent to $550.7 million and operating income increased 35.3 percent to $204.7 million in the third quarter of fiscal 2010 compared with the third quarter of fiscal 2009. Fiscal 2010 results benefited from our acquisition of Wireless Systems in the fourth quarter of fiscal 2009, and operating income in the third quarter of fiscal 2010 included $3.7 million of acquisition-related charges;
•	Our Government Communications Systems segment revenue increased 2.6 percent to $665.7 million and operating income increased 22.3 percent to $90.4 million in the third quarter of fiscal 2010 compared with the third quarter of fiscal 2009;
•	Our Broadcast Communications segment revenue decreased 7.0 percent to $123.0 million in the third quarter of fiscal 2010 compared with the third quarter of fiscal 2009, and there was an operating loss of $5.2 million in the third quarter of fiscal 2010 compared with operating income of $1.9 million in the third quarter of fiscal 2009; and
•	Net cash provided by operating activities was $635.3 million in the first three quarters of fiscal 2010 compared with $404.5 million in the first three quarters of fiscal 2009, an increase of 57.1 percent.

Consolidated Results of Operations
Revenue and Income From Continuing Operations

	Quarter Ended			Three Quarters Ended
	April 2,	April 3,	%	April 2,	April 3,	%
	2010	2009	Inc/(Dec)	2010	2009	Inc/(Dec)
		(Dollars in millions, except per share amounts)
Revenue	$1,329.5	$1,205.1	10.3%	$3,750.2	$3,710.9	1.1%
Income from continuing operations	$166.2	$135.9	22.3%	$410.2	$395.9	3.6%
% of revenue	12.5%	11.3%		10.9%	10.7%
Income from continuing operations per diluted common share	$1.27	$1.02	24.5%	$3.12	$2.96	5.4%
     Third Quarter 2010 Compared With Third Quarter 2009: Our revenue in the third quarter of fiscal 2010 was $1,329.5 million, an increase of 10.3 percent compared with the third quarter of fiscal 2009. Revenue increased by 25.4 percent and 2.6 percent in our RF Communications and Government Communications Systems segments, respectively, and decreased by 7.0 percent in our Broadcast Communications segment. RF Communications segment revenue benefited from our acquisition of Wireless Systems in the fourth quarter of fiscal 2009. Government Communications Systems segment revenue reflects growth from several new programs and growth initiatives, partially offset by the winding down of the Field Data Collection Automation (“FDCA”) program for the U.S. Census Bureau’s 2010 census. Revenue in our Broadcast Communications segment is being impacted by a still relatively weak U.S. broadcaster market.
     Our income from continuing operations in the third quarter of fiscal 2010 was $166.2 million, or $1.27 per diluted share, compared with $135.9 million, or $1.02 per diluted share, in the third quarter of fiscal 2009. Operating income increased by $53.4 million, or 35.3 percent, in our RF Communications segment and by $16.5 million, or 22.3 percent, in our Government Communications Systems segment. Our Broadcast Communications segment had an operating loss of $5.2 million in the third quarter of fiscal 2010 compared with operating income of $1.9 million in the third quarter of fiscal 2009. Unallocated corporate expense in the third quarter of fiscal 2010 was $23.0 million compared with $18.8 million in the third quarter of fiscal 2009. We had a non-operating loss of $0.5 million in the third quarter of fiscal 2010 compared with non-operating income of $6.6 million in the third quarter of fiscal 2009. Interest expense in the third quarter of fiscal 2010 was $18.1 million compared with $12.6 million in the third quarter of fiscal 2009. Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 32.5 percent in the third quarter of fiscal 2010 compared with 31.4 percent in the third quarter of fiscal 2009.
     First Three Quarters 2010 Compared With First Three Quarters 2009: Our revenue in the first three quarters of fiscal 2010 was $3,750.2 million, an increase of 1.1 percent compared with the first three quarters of fiscal 2009. Revenue increased by 11.2 percent in our RF Communications segment and decreased by 1.3 percent and 20.9 percent in our Government Communications Systems and Broadcast Communications segments, respectively. As noted above, RF Communications segment revenue benefited from our acquisition of Wireless Systems in the fourth quarter of fiscal 2009, and revenue in our Broadcast Communications segment is being impacted by a still relatively weak U.S. broadcaster market. Revenue in our Government Communications Systems segment decreased slightly as lower revenue from the FDCA program for the U.S. Census Bureau’s 2010 census was largely offset by revenue growth from several new programs and growth initiatives.
     Our income from continuing operations in the first three quarters of fiscal 2010 was $410.2 million, an increase of 3.6 percent compared with the first three quarters of fiscal 2009. Operating income increased by $49.8 million, or 11.4 percent, in our RF Communications segment and by $37.7 million, or 16.7 percent, in our Government Communications Systems segment. Our Broadcast Communications segment had an operating loss of $9.7 million in the first three quarters of fiscal 2010 compared with operating income of $19.2 million in the first three quarters of fiscal 2009. Unallocated corporate expense in the first three quarters of fiscal 2010 was $67.0 million compared with $56.8 million in the first three quarters of fiscal 2009. Interest expense in the first three quarters of fiscal 2010 was $54.5 million compared with $38.8 million in the first three quarters of fiscal 2009. Our effective tax rate was 33.0 percent in the first three quarters of fiscal 2010 compared with 30.8 percent in the first three quarters of fiscal 2009.
     See the “Discussion of Business Segment Results of Operations,” “Unallocated Corporate Expense and Corporate Eliminations,” “Non-Operating Income (Loss),” “Interest Income and Interest Expense” and “Income Taxes” discussions below in this MD&A for further information.

Gross Margin

	Quarter Ended			Three Quarters Ended
	April 2,	April 3,	%	April 2,	April 3,	%
	2010	2009	Inc/(Dec)	2010	2009	Inc/(Dec)
			(Dollars in millions)
Revenue	$1,329.5	$1,205.1	10.3%	$3,750.2	$3,710.9	1.1%
Cost of product sales and services	(820.0)	(813.3)	0.8%	(2,410.7)	(2,530.5)	(4.7)%
Gross margin	$509.5	$391.8	30.0%	$1,339.5	$1,180.4	13.5%
% of revenue	38.3%	32.5%		35.7%	31.8%
     Third Quarter 2010 Compared With Third Quarter 2009: Our gross margin (revenue less cost of product sales and services) as a percentage of revenue (“gross margin percentage”) in the third quarter of fiscal 2010 was 38.3 percent compared with 32.5 percent in the third quarter of fiscal 2009. The increase in gross margin percentage was primarily due to an increase in the gross margin percentage in our RF Communications segment due to favorable product mix and operational efficiencies as well as a higher percentage of our overall sales that was generated by this higher-margin segment. Additionally, in the third quarter of fiscal 2010, an increase in the gross margin percentage in our Government Communications Systems segment was mostly offset by a lower percentage of our overall sales that was generated by our higher-margin Broadcast Communications segment.
     First Three Quarters 2010 Compared With First Three Quarters 2009: Our gross margin percentage was 35.7 percent in the first three quarters of fiscal 2010 compared with 31.8 percent in the first three quarters of fiscal 2009. The reasons for the increase in gross margin percentage are primarily the same as those noted above regarding the third quarters of fiscal 2010 and 2009.
     See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Engineering, Selling and Administrative Expenses

	Quarter Ended			Three Quarters Ended
	April 2,	April 3,	%	April 2,	April 3,	%
	2010	2009	Inc/(Dec)	2010	2009	Inc/(Dec)
	(Dollars in millions)
Engineering, selling and administrative expenses	$245.0	$188.4	30.0%	$672.8	$569.8	18.1%
% of revenue	18.4%	15.6%		17.9%	15.4%
     Third Quarter 2010 Compared With Third Quarter 2009: Our engineering, selling and administrative (“ESA”) expenses increased to $245.0 million in the third quarter of fiscal 2010 from $188.4 million in the third quarter of fiscal 2009. The increase in ESA expenses was primarily due to our acquisition of Wireless Systems, including $2.7 million of acquisition-related costs, partially offset by the benefit of cost-reduction actions taken in fiscal 2009. As a percentage of revenue, ESA expenses were 18.4 percent in the third quarter of fiscal 2010 compared with 15.6 percent in the third quarter of fiscal 2009. The increase in ESA expenses as a percentage of revenue was primarily due to our acquisition of Wireless Systems, which has higher ESA expenses as a percentage of revenue compared with our other businesses.
     First Three Quarters 2010 Compared With First Three Quarters 2009: Our ESA expenses increased to $672.8 million in the first three quarters of fiscal 2010 from $569.8 million in the first three quarters of fiscal 2009. As a percentage of revenue, ESA expenses increased to 17.9 percent in the first three quarters of fiscal 2010 from 15.4 percent in the first three quarters of fiscal 2009. The reasons for the increases in ESA expenses and ESA expenses as a percentage of revenue are primarily the same as those noted above regarding the third quarters of fiscal 2010 and 2009.
     See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Non-Operating Income (Loss)

	Quarter Ended			Three Quarters Ended
	April 2,	April 3,	%	April 2,	April 3,	%
	2010	2009	Inc/(Dec)	2010	2009	Inc/(Dec)
			(Dollars in millions)
Non-operating income (loss)	$(0.5)	$6.6	*	$(1.0)	$(2.2)	(54.5)%

*	Not meaningful
     Third Quarter 2010 Compared With Third Quarter 2009: We had a non-operating loss of $0.5 million in the third quarter of fiscal 2010 compared with non-operating income of $6.6 million in the third quarter of fiscal 2009. The non-operating income in the third quarter of fiscal 2009 was primarily due to a $7.5 million gain on the sale of non-strategic patents. See Note J — Non-Operating Income (Loss) in the Notes for further information.
     First Three Quarters 2010 Compared With First Three Quarters 2009: We had a non-operating loss of $1.0 million in the first three quarters of fiscal 2010 compared with a non-operating loss of $2.2 million in the first three quarters of fiscal 2009. The non-operating loss in the first three quarters of fiscal 2009 was primarily due to a $7.6 million write-down of our investment in AuthenTec, Inc., recorded in the first quarter of fiscal 2009, partially offset by a $7.5 million gain on the sale of non-strategic patents in the third quarter of fiscal 2009. See Note J — Non-Operating Income (Loss) in the Notes for further information.
Interest Income and Interest Expense

	Quarter Ended			Three Quarters Ended
	April 2,	April 3,	%	April 2,	April 3,	%
	2010	2009	Inc/(Dec)	2010	2009	Inc/(Dec)
	(Dollars in millions)
Interest income	$0.4	$0.7	(42.9)%	$1.1	$2.6	(57.7)%
Interest expense	(18.1)	(12.6)	43.7%	(54.5)	(38.8)	40.5%
     Third Quarter 2010 Compared With Third Quarter 2009: Our interest income decreased to $0.4 million in the third quarter of fiscal 2010 from $0.7 million in the third quarter of fiscal 2009, primarily due to lower interest rates applicable to our invested funds. Our interest expense increased to $18.1 million in the third quarter of fiscal 2010 from $12.6 million in the third quarter of fiscal 2009, primarily due to increased borrowings related to our acquisition of Wireless Systems in the fourth quarter of fiscal 2009.
     First Three Quarters 2010 Compared With First Three Quarters 2009: Our interest income decreased to $1.1 million in the first three quarters of fiscal 2010 from $2.6 million in the first three quarters of fiscal 2009. Our interest expense increased to $54.5 million in the first three quarters of fiscal 2010 from $38.8 million in the first three quarters of fiscal 2009. Our interest income decreased and our interest expense increased for the same reasons as noted above regarding the third quarters of fiscal 2010 and 2009.
Income Taxes

	Quarter Ended			Three Quarters Ended
	April 2,	April 3,	%	April 2,	April 3,	%
	2010	2009	Inc/(Dec)	2010	2009	Inc/(Dec)
	(Dollars in millions)
Income taxes	$80.1	$62.2	28.8%	$202.1	$176.3	14.6%
Effective tax rate	32.5%	31.4%		33.0%	30.8%
     Third Quarter 2010 Compared With Third Quarter 2009: Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 32.5 percent in the third quarter of fiscal 2010 compared with 31.4 percent in the third quarter of fiscal 2009. In the third quarter of fiscal 2010, our effective tax rate benefited from several minor discrete items. In the third quarter of fiscal 2009, we recorded a $6.5 million favorable impact from the settlement of the U.S. Federal income tax audit of fiscal 2007.
     First Three Quarters 2010 Compared With First Three Quarters 2009: Our effective tax rate was 33.0 percent in the first three quarters of fiscal 2010 compared with 30.8 percent in the first three quarters of fiscal 2009. In the first three quarters of fiscal 2010, the major discrete item was a $3.5 million state income tax benefit associated with the filing of our fiscal 2008 income tax returns, which we recorded in the second quarter of fiscal 2010. In the first three quarters of fiscal 2009, the major discrete items were primarily as follows: as noted above for the third quarter of fiscal 2009, we recorded a $6.5 million favorable impact from the settlement of the U.S. Federal income tax audit of fiscal 2007; in the second quarter of fiscal 2009, we recorded a $5.0 million tax benefit relating to prior periods associated with legislative action during the second quarter of fiscal 2009 that restored the U.S. Federal income tax credit for research and development expenses, and a $3.7 million state income tax benefit associated with the filing of our fiscal 2007 income tax returns; and in the first quarter of fiscal 2009, we recognized state income tax credits resulting from growth in our RF Communications segment.
Discussion of Business Segment Results of Operations
RF Communications Segment

	Quarter Ended			Three Quarters Ended
	April 2,	April 3,	%	April 2,	April 3,	%
	2010	2009	Inc/(Dec)	2010	2009	Inc/(Dec)
	(Dollars in millions)
Revenue	$550.7	$439.1	25.4%	$1,437.3	$1,292.5	11.2%
Segment operating income	204.7	151.3	35.3%	487.3	437.5	11.4%
% of revenue	37.2%	34.5%		33.9%	33.8%
     Third Quarter 2010 Compared With Third Quarter 2009: RF Communications segment revenue in the third quarter of fiscal 2010 was $550.7 million compared with $439.1 million in the third quarter of fiscal 2009. Revenue in the third quarter of fiscal 2010 included $429.1 million in our Tactical Radio Communications business, driven primarily by deliveries to the U.S. Army, Marine Corps and Air Force. Revenue in the third quarter of fiscal 2010 in our Public Safety and Professional Communications business was $121.6 million.
     Operating income was $204.7 million in the third quarter of fiscal 2010 compared with $151.3 million in the third quarter of fiscal 2009. Operating margin in the third quarter of fiscal 2010 was very strong at 37.2 percent mainly due to favorable product mix, cost-reduction actions implemented in the second half of fiscal 2009 and operational efficiencies. Additionally, in the third quarter of fiscal 2010, we incurred $3.7 million in charges for integration costs associated with our acquisition of Wireless Systems.
     Orders in the third quarter of fiscal 2010 totaled $656 million, including $488 million in our Tactical Radio Communications business and $168 million in our Public Safety and Professional Communications business. At the end of the third quarter of fiscal 2010, total backlog in our RF Communications segment was $1.50 billion, including $1.01 billion in our Tactical Radio Communications business and $489 million in our Public Safety and Professional Communications business.
     New orders for tactical radio communication systems in the third quarter of fiscal 2010 were mainly driven by:
•	Accelerating customer adoption of our next-generation Falcon III® radios in U.S. and international markets;
•	Equipping the military’s 6,644 Mine Resistant Ambush Protected All-Terrain Vehicles (“M-ATVs”); and
•	Strengthening international demand.
     Demand has increased for our Joint Tactical Radio System (“JTRS”)-approved, Falcon III family of ground tactical radios. At the end of the third quarter of fiscal 2010, year-to-date Falcon III orders totaled $620 million. The field-proven radios are providing warfighters with unprecedented situational awareness, bringing new applications such as streaming video for the first time to the tactical edge of the battlefield.
     Major Falcon III radio awards in the third quarter of fiscal 2010 included a $73 million order from the U.S. Marines for Falcon III AN/PRC-117G multiband manpack radio systems to provide high-speed networking applications such as streaming video and a $12 million order from the U.S. Marines to upgrade existing Falcon III AN/VRC-110 multiband, multimode vehicular tactical radio systems from 20-watt to 50-watt systems to improve communications over longer distances and enhance reliability in rough terrain. We also received a $74 million order for Falcon III AN/PRC-152(C) multiband handheld radio systems in vehicular adapters to equip the military’s new 6,644 M-ATVs. Following the close of the third quarter of fiscal 2010, we received a $20 million order from a U.S. Department of Defense customer for Falcon III AN/PRC-117G multiband manpack radio systems.
     Other significant U.S. orders in the third quarter of fiscal 2010 included a $78 million order for Falcon II® AN/VRC-104 high-frequency (“HF”) tactical radio systems also to equip the military’s 6,644 M-ATVs. Following the close of the third quarter of fiscal 2010, we received a $101 million order for Falcon II AN/PRC-117F multiband vehicular radios to equip the next phase of M-ATV purchases and to retrofit other existing Mine Resistant Ambush Protected (“MRAP”) vehicles.

     International tactical radio awards in the third quarter of fiscal 2010 included a $112 million order from the Australian Department of Defence that was predominantly for Falcon III AN/PRC-152(C) multiband handheld radios to provide next-generation battlefield networking capabilities. Other major international orders in the third quarter of fiscal 2010 included a $44 million order for Falcon II RF-5800H HF radio systems from a country in Asia, and a $10 million order for Falcon II RF-5800H HF radio systems from the Iraq Ministry of Interior.
     In our Public Safety and Professional Communications business, we were awarded orders totaling $100 million to upgrade the Miami-Dade County public communications infrastructure to a modern, P25 standards-based digital radio system. The flexible system platform is expected to serve more than 80 agencies and 32,000 users, increasing functionality and improving interoperability among first responders and other radio system users. We also received a $13 million order in the third quarter of fiscal 2010 for our OpenSky® system to connect employees at a Texas-based public utility serving 50 counties.
     Following the close of the third quarter of fiscal 2010, we received an order from the New York State Police for 1,100 Unity™ XG-100P multiband radios. The Unity radios will provide interoperability between the state police and local, metro and county law enforcement organizations. In a single radio, the state police will be able to communicate with local systems that are conventional or digital, and that operate on the various VHF, UHF, 700 MHz or 800 MHz frequency bands.
     First Three Quarters 2010 Compared With First Three Quarters 2009: RF Communications segment revenue and operating income increased 11.2 percent and 11.4 percent, respectively, in the first three quarters of fiscal 2010 compared with the first three quarters of fiscal 2009. The reasons for the increase in revenue are primarily the same as those noted above regarding the third quarters of fiscal 2010 and 2009. The increase in operating income in the first three quarters of fiscal 2010 compared with the first three quarters of 2009 was primarily due to operating income contributed by the Wireless Systems business we acquired in the fourth quarter of fiscal 2009, favorable product mix, cost-reduction actions implemented in the second half of fiscal 2009 and operational efficiencies. Additionally, in the first three quarters of fiscal 2010, we incurred $12.9 million in charges for integration costs and the impact of a step up in inventory associated with our acquisition of Wireless Systems.
Government Communications Systems Segment

	Quarter Ended			Three Quarters Ended
	April 2,	April 3,	%	April 2,	April 3,	%
	2010	2009	Inc/(Dec)	2010	2009	Inc/(Dec)
			(Dollars in millions)
Revenue	$665.7	$648.7	2.6%	$1,980.7	$2,005.8	(1.3)%
Segment operating income	90.4	73.9	22.3%	263.1	225.4	16.7%
% of revenue	13.6%	11.4%		13.3%	11.2%
     Third Quarter 2010 Compared With Third Quarter 2009: Government Communications Systems segment revenue in the third quarter of fiscal 2010 was $665.7 million compared with $648.7 million in third quarter of fiscal 2009. Operating income was $90.4 million in the third quarter of fiscal 2010 compared with $73.9 million in the third quarter of fiscal 2009. Operating margin was strong at 13.6 percent and reflected continued excellent program performance and award fees.
     Revenue increased in the third quarter of fiscal 2010 compared with the third quarter of fiscal 2009 for the Geostationary Operational Environmental Satellite-Series R Ground Segment (“GOES-R GS”) weather program for the National Oceanic and Atmospheric Administration (“NOAA”), the Modernization of Enterprise Terminals (“MET”) program for the U.S. Army, the IT services relocation program for the U.S. Southern Command (“USSOUTHCOM”) and several classified programs for national intelligence customers. Revenue also benefited from several comparatively small, recent acquisitions related primarily to the new growth initiatives of Cyber Integrated Solutions and Healthcare Solutions. Revenue from the FDCA program for the U.S. Census Bureau’s 2010 census declined in the third quarter of fiscal 2010 as the program nears completion.
     In the third quarter of fiscal 2010, we were awarded a three-year contract, potentially worth $72 million, from the Department of Veterans Affairs (“VA”) for further improvements to the complex billing and collection activities of the VA, one of the largest healthcare delivery organizations in the world with 21 networks and 170 medical centers nationwide. We were awarded the contract after successfully implementing a pilot project for the VA’s Mid-Atlantic region.
     Also during the third quarter of fiscal 2010, we were awarded a contract, potentially worth $25 million, to provide Highband Networking Radios (“HNRs”) to form the communications backbone of the U.S. Army’s new Integrated Air and Missile Defense Battle Command System (“IBCS”). HNRs provide the first-ever use of directive beam technology to achieve higher throughput over longer distances in a robust, self-forming and self-healing directional mesh network.

     Following the close of the third quarter of fiscal 2010, we received a four-year network operations support contract, potentially worth $35 million, for the Defense Commissary Agency Global Network Services.
     First Three Quarters 2010 Compared With First Three Quarters 2009: The slight decrease in revenue in the first three quarters of fiscal 2010 was primarily due to lower revenue from the FDCA program for the U.S. Census Bureau’s 2010 census compared with the first three quarters of fiscal 2009, which included a large handheld computer equipment delivery for the FDCA program in the second quarter of fiscal 2009, largely offset by revenue growth from several new programs and growth initiatives. The increase in operating income was due to strong operating margins, as noted above, and operating income in the first two quarters of fiscal 2009 included a $17.6 million charge for schedule and cost overruns on commercial satellite reflector programs.
Broadcast Communications Segment

	Quarter Ended			Three Quarters Ended
	April 2,	April 3,	%	April 2,	April 3,	%
	2010	2009	Inc/(Dec)	2010	2009	Inc/(Dec)
			(Dollars in millions)
Revenue	$123.0	$132.2	(7.0)%	$358.5	$453.4	(20.9)%
Segment operating income	(5.2)	1.9	*	(9.7)	19.2	*
% of revenue	(4.2)%	1.4%		(2.7)%	4.2%

*	Not meaningful
     Third Quarter 2010 Compared With Third Quarter 2009: Broadcast Communication segment revenue in the third quarter of fiscal 2010 was $123.0 million compared with $116.8 million in the second quarter of fiscal 2010 and $132.2 million in the third quarter of fiscal 2009. Our Broadcast Communications segment had an operating loss in the third quarter of fiscal 2010 of $5.2 million compared with operating income of $1.9 million in the third quarter of fiscal 2009. Operating performance for the segment is being impacted by a still relatively weak U.S. broadcaster market and continued investment to pursue opportunities in the international and new media markets. Additional cost-reduction actions will be implemented in the fourth quarter of fiscal 2010, which we expect will improve operating performance and allow continued investment in opportunity-rich international and new media markets.
     Orders in the third quarter of fiscal 2010 of $130 million were significantly higher than orders of $108 million in the third quarter of fiscal 2009, but somewhat lower than orders of $139 million in the second quarter of fiscal 2010. Orders in the second and third quarters of fiscal 2010 suggest to us that the market is bottoming and showing some signs of improvement. In the international arena, we believe opportunities are significant, but projects have longer lead times and start-up phases. New media growth initiatives – such as the in-arena network for the National Basketball Association Orlando Magic that will combine Internet Protocol Television (“IPTV”) and digital signage and will merge broadcast technology with IT infrastructure – are beginning to contribute to revenue.
     Orders in the third quarter of fiscal 2010 included a $12 million order from Cox Broadcasting for a traffic and billing system that provides access to order processing, sales management reporting, sales proposal generation, and research and administrator features – all in one comprehensive suite of applications. Also in the third quarter of fiscal 2010, we received a $4 million order from Abu Dhabi Media Company for a high-definition (“HD”) production and playout center, making it the first broadcaster in the Middle East to implement an end-to-end tapeless platform for HD production, and a $4 million order from the country of Rwanda for a turnkey European digital standard “DVB-T” transmission solution in support of the country’s transition from analog to digital.
     At the 2010 National Association of Broadcasters (“NAB”) show held in early April 2010, we made several announcements related to new growth initiatives. We introduced the industry’s first and most comprehensive end-to-end workflow for three-dimensional (“3D”) applications. We also joined with the Open Mobile Video Coalition to announce new mobile TV trials in Washington, D.C. scheduled for May 2010. In addition, we highlighted how crossover commercial and government technologies – such as our Full-Motion Video Asset Management Engine (“FAME™”) – can speed innovation and create actionable intelligence within both markets.
     First Three Quarters 2010 Compared With First Three Quarters 2009: Broadcast Communications segment revenue decreased 20.9 percent in the first three quarters of fiscal 2010 from the first three quarters of fiscal 2009. There was an operating loss of $9.7 million in the first three quarters of fiscal 2010 compared with operating income of $19.2 million in the first three quarters of fiscal 2009. The reasons for these variances are primarily the same as those noted above regarding the third quarters of fiscal 2010 and 2009. Additionally, operating income in the first three quarters of fiscal 2009 included $4.0 million of charges associated with cost-reduction actions implemented in the first quarter of fiscal 2009.

Unallocated Corporate Expense and Corporate Eliminations

	Quarter Ended			Three Quarters Ended
	April 2,	April 3,	%	April 2,	April 3,	%
	2010	2009	Inc/(Dec)	2010	2009	Inc/(Dec)
	(Dollars in millions)
Unallocated corporate expense	$23.0	$18.8	22.3%	$67.0	$56.8	18.0%
Corporate eliminations	2.4	4.9	(51.0)%	7.0	14.7	(52.4)%
     Third Quarter 2010 Compared With Third Quarter 2009: Unallocated corporate expense increased 22.3 percent to $23.0 million in the third quarter of fiscal 2010 from $18.8 million in the third quarter of fiscal 2009. Unallocated corporate expense increased primarily due to investments made in pursuit of new business opportunities. Corporate eliminations decreased to $2.4 million in the third quarter of fiscal 2010 from $4.9 million in the third quarter of fiscal 2009 due to reduced intersegment activity.
     First Three Quarters 2010 Compared With First Three Quarters 2009: Unallocated corporate expense increased 18.0 percent to $67.0 million in the first three quarters of fiscal 2010 from $56.8 million in the first three quarters of fiscal 2009. Corporate eliminations decreased to $7.0 million in the first three quarters of fiscal 2010 from $14.7 million in the first three quarters of fiscal 2009. Unallocated corporate expense increased primarily due to investments made in pursuit of new business opportunities, increased charitable contributions and a charge associated with a contract termination, which we recorded in the second quarter of fiscal 2010. Corporate eliminations decreased due to reduced intersegment activity.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Three Quarters Ended
	April 2,	April 3,
	2010	2009
	(In millions)
Net cash provided by operating activities	$635.3	$404.5
Net cash used in investing activities	(176.4)	(103.5)
Net cash used in financing activities	(336.6)	(206.7)
Effect of exchange rate changes on cash and cash equivalents	2.2	(12.3)

Net increase in cash and cash equivalents	124.5	82.0
Cash and cash equivalents, beginning of year	281.2	370.0

Cash and cash equivalents, end of quarter	405.7	452.0
Less cash and cash equivalents of discontinued operations	—	(115.6)

Cash and cash equivalents of continuing operations, end of quarter	$405.7	$336.4

     Cash and Cash Equivalents: Our Consolidated Statement of Cash Flows in our Fiscal 2009 Form 10-K includes the results of HSTX through the May 27, 2009 Spin-off date. Accordingly, for the first three quarters of fiscal 2009, our Condensed Consolidated Statement of Cash Flows (Unaudited) and the following discussion and analysis includes cash flows from HSTX, and HSTX cash and cash equivalents are shown separately as cash and cash equivalents of discontinued operations.
     Our cash and cash equivalents increased $124.5 million to $405.7 million at the end of the third quarter of fiscal 2010 from $281.2 million at the end of fiscal 2009. The increase was primarily due to $635.3 million of net cash provided by operating activities, partially offset by $336.6 million of net cash used in financing activities and $176.4 million of net cash used in investing activities.
     Our financial position remained strong at April 2, 2010. We ended the third quarter of fiscal 2010 with cash and cash equivalents of $405.7 million; we have no long-term debt maturing until fiscal 2016; we have a senior unsecured $750 million revolving credit facility that expires in September 2013 (all of which was available to us as of April 2, 2010); and we do not have any material defined benefit pension plan obligations.
     During the recent downturn in global financial markets, some companies experienced difficulties with liquidity of their cash equivalents, trading investment securities, drawing on revolvers, issuing debt and raising capital, which have had an adverse impact on their liquidity. Given our current cash position, outlook for funds generated from operations, credit ratings, available credit facilities, cash needs and debt structure, we have not experienced to date, and do not expect to experience, any material issues with liquidity, although we can give no assurances concerning our future liquidity.
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
     There can be no assurance, however, that our business will continue to generate cash flow at current levels, that ongoing operational improvements will be achieved, or that the cost or availability of future borrowings, if any, under our commercial paper program or our credit facilities or in the debt markets will not be impacted by the recent or any potential future credit and capital markets disruptions. If we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations, we may be required to sell assets, reduce capital expenditures, reduce or eliminate strategic acquisitions, reduce or terminate our share repurchase programs, reduce or eliminate dividends, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make principal payments or pay interest on or refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense, government and broadcast communications markets and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.
     Net cash provided by operating activities: Our net cash provided by operating activities was $635.3 million in the first three quarters of fiscal 2010 compared with $404.5 million in the first three quarters of fiscal 2009 primarily as a result of strong operating income in our RF Communications and Government Communications Systems segments and good working capital management in our RF Communications segment.
     Net cash used in investing activities: Our net cash used in investing activities was $176.4 million in the first three quarters of fiscal 2010 compared with $103.5 million in the first three quarters of fiscal 2009. Net cash used in investing activities in the first three quarters of fiscal 2010 consisted of $129.9 million of property, plant and equipment additions, $6.3 million of capitalized software additions and $40.2 million of cash paid for acquired businesses. Net cash used in investing activities in the first three quarters of fiscal 2009 primarily consisted of $86.8 million of property, plant and equipment additions, $10.1 million of capitalized software additions and $9.1 million of cash paid for acquired businesses. The increase in our property, plant and equipment additions in the first three quarters of fiscal 2010 compared with the first three quarters of fiscal 2009 was primarily driven by purchases of new facilities. Our total capital expenditures, including capitalized software, in fiscal 2010 are expected to be between $200 million and $210 million.
     Net cash used in financing activities: Our net cash used in financing activities was $336.6 million in the first three quarters of fiscal 2010 compared with $206.7 million in the first three quarters of fiscal 2009. Net cash used in financing activities in the first three quarters of fiscal 2010 primarily consisted of $106.6 million used for repayments of borrowings, $155.7 million used for repurchases of shares of our common stock and $86.4 million used to pay cash dividends. Net cash used in financing activities in the first three quarters of fiscal 2009 primarily consisted of $132.2 million used for repurchases of shares of our common stock and $80.1 million used to pay cash dividends.
Common Stock Repurchases
     During the third quarter of fiscal 2010, we used $49.9 million to repurchase 1,118,900 shares of our common stock under our repurchase program at an average price per share of $44.63, including commissions. During the third quarter of fiscal 2009, we used $50.0 million to repurchase 1,251,509 shares of our common stock under our repurchase program at an average price per share of $39.95, including commissions. During the first three quarters of fiscal 2010, we used $149.9 million to repurchase 3,703,772 shares of our common stock under our repurchase programs at an average price per share of $40.48, including commissions. During the first three quarters of fiscal 2009, we used $125.0 million to repurchase 2,722,438 shares of our common stock under our repurchase program at an average price per share of $45.91, including commissions. In the third quarter of fiscal 2010 and third quarter of fiscal 2009, $0.3 million and $0.1 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. In the first three quarters of fiscal 2010 and first three quarters of fiscal 2009, $5.8 million and $7.2 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares repurchased by us are cancelled and retired.
     As of April 2, 2010, we have a remaining authorization to repurchase approximately $500 million in shares of our common stock under our repurchase program, which does not have a stated expiration date. Repurchases under our repurchase program may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. Share repurchases are expected to be funded with available cash. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time.

Additional information regarding share repurchases during the third quarter of fiscal 2010 and our repurchase program is set forth in this Report under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
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
     The 2008 Credit Agreement contains certain covenants, including covenants limiting: certain liens on our assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and certain investments in unrestricted subsidiaries. The 2008 Credit Agreement also requires that we not permit our ratio of consolidated total indebtedness to total capital, each as defined, to be greater than 0.60 to 1.00 and not permit our ratio of consolidated EBITDA to consolidated net interest expense, each as defined, to be less than 3.00 to 1.00 (measured on the last day of each fiscal quarter for the rolling four-quarter period then ending). We were in compliance with the covenants in the 2008 Credit Agreement in fiscal 2009 and the first three quarters of fiscal 2010. The 2008 Credit Agreement contains certain events of default, including: failure to make payments; failure to perform or observe terms, covenants and agreements; material inaccuracy of any representation or warranty; payment default under other indebtedness with a principal amount in excess of $75 million or acceleration of such indebtedness; occurrence of one or more final judgments or orders for the payment of money in excess of $75 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $75 million; any bankruptcy or insolvency; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the 2008 Credit Agreement are due and mature on September 10, 2013, unless the commitments are terminated earlier either at our request or if certain events of default occur. At April 2, 2010, we had no borrowings outstanding under the 2008 Credit Agreement.

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
     We have uncommitted short-term lines of credit from various international banks. These lines provide for borrowings at various interest rates, typically may be terminated upon notice, may be used on such terms as mutually agreed to by the banks and us, and are reviewed annually for renewal or modification. These lines do not require compensating balances. We also have a short-term commercial paper program in place, which we may utilize to satisfy short-term cash requirements and which is supported by our 2008 Credit Agreement. As of April 2, 2010, we had no short-term debt outstanding under our commercial paper program.
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
     Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of April 2, 2010, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our results of operations, financial condition or cash flows. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, financial condition or cash flows.
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
Commercial Commitments and Contractual Obligations
     The amounts disclosed in our Fiscal 2009 Form 10-K include our commercial commitments and contractual obligations. During the quarter ended April 2, 2010, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding surety bonds, letters of credit, guarantees and other arrangements as disclosed in our Fiscal 2009 Form 10-K.

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
Impact of Recently Issued Accounting Standards
     As described in Note A — Significant Accounting Policies and Recent Accounting Standards in the Notes, there are accounting standards that have recently been issued but are not yet effective for us. Note A includes a description of the potential impact that these new standards are expected to have on our results of operations, financial condition or cash flows.
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
     Foreign Exchange and Currency: We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for our foreign currency derivatives held at April 2, 2010 would not have had a material impact on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note M — Derivative Instruments and Hedging Activities in the Notes for additional information.
     Interest Rates: As of April 2, 2010, we had long-term debt obligations subject to interest rate risk. Because the interest rates on our long-term debt obligations are fixed, and because our long-term debt is not putable (redeemable at the option of the holders of the debt prior to maturity), the interest rate risk associated with this debt on our results of operations is not material. We have a short-term variable-rate commercial paper program in place, which we may utilize to satisfy short-term cash requirements. We can give no assurances that interest rates will not change significantly or have a material effect on our income or cash flows over the next twelve months.
Item 4. Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal quarter ended April 2, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of the fiscal quarter ended April 2, 2010 our disclosure controls and procedures were effective.
     (b) Changes in internal control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and adding additional monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
     During the third quarter of fiscal 2010, we repurchased 1,118,900 shares of our common stock under our repurchase program at an average price per share of $44.61, excluding commissions. During the third quarter of fiscal 2009, we repurchased 1,251,509 shares of our common stock under our repurchase program at an average price per share of $39.93, excluding commissions. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired.
     The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended April 2, 2010:

				Maximum approximate
				dollar value of
				shares that
			Total number of shares	may yet be
			purchased as part of	purchased under
	Total number of	Average price paid	publicly announced	the plans or
Period*	shares purchased	per share	plans or programs (1)	programs (1)
Month No. 1
(January 2, 2010-January 29, 2010)
Repurchase Programs (1)	None	n/a	None	$550,414,044
Employee Transactions (2)	1,049	$48.33	n/a	n/a
Month No. 2
(January 30, 2010-February 26, 2010)
Repurchase Programs (1)	1,118,900	$44.61	1,118,900	$500,501,229
Employee Transactions (2)	10,957	$45.27	n/a	n/a
Month No. 3
(February 27, 2010-April 2, 2010)
Repurchase Programs (1)	None	n/a	None	$500,501,229
Employee Transactions (2)	22,093	$46.09	n/a	n/a

Total	1,152,999	$44.65	1,118,900	$500,501,229

*	Periods represent our fiscal months.

(1)	On March 2, 2009, we announced that on February 27, 2009, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $600 million in shares of our stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. Our repurchase program does not have a stated expiration date. The approximate dollar amount of our stock that may yet be purchased under our repurchase program as of April 2, 2010 was $500,501,229 (as reflected in the table above). Our repurchase program has resulted, and is expected to continue to result, in repurchases in excess of offsetting the dilutive effect of shares issued under our share-based incentive plans. However, the level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. As a matter of policy, we do not repurchase shares during the period beginning on the 15th day of the third month of a fiscal quarter and ending two days following the public release of earnings and financial results for such fiscal quarter.

(2)	Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised stock options, (b) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance shares or restricted shares which vested during the quarter, (c) performance or restricted shares returned to us upon retirement or employment termination of employees or (d) shares of our common stock purchased by the trustee of the Harris Corporation Master Rabbi Trust at our direction to fund obligations under our deferred compensation plans. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.
Sales of Unregistered Securities
     During the third quarter of fiscal 2010, we did not issue or sell any unregistered equity securities.

Item 3. Defaults Upon Senior Securities.
     Not Applicable.
Item 4. (Removed and Reserved).
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

(12)	Computation of Ratio of Earnings to Fixed Charges.

(15)	Letter Regarding Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

(101.INS)	*XBRL Instance Document.

(101.SCH)	*XBRL Taxonomy Extension Schema Document.

(101.CAL)	*XBRL Taxonomy Extension Calculation Linkbase Document.

(101.LAB)	*XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	*XBRL Taxonomy Extension Presentation Linkbase Document.

*	Furnished herewith (not filed).

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS CORPORATION (Registrant)
Date: April 29, 2010	By:	/s/ Gary L. McArthur
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

(12)	Computation of Ratio of Earnings to Fixed Charges.

(15)	Letter Regarding Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

(101.INS)	*XBRL Instance Document.

(101.SCH)	*XBRL Taxonomy Extension Schema Document.

(101.CAL)	*XBRL Taxonomy Extension Calculation Linkbase Document.

(101.LAB)	*XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	*XBRL Taxonomy Extension Presentation Linkbase Document.

*	Furnished herewith (not filed).