Form 10-K
period 2010-07-02
HARRIS CORP /DE/
filed 2010-08-30
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 2, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No ✓

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $6,183,835,799 (based upon the quoted closing sale price per share of the stock on the New York Stock Exchange) on the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2009). For purposes of this calculation, the registrant has assumed that its directors and executive officers as of December 31, 2009 are affiliates.

The number of outstanding shares of the registrant’s common stock as of August 27, 2010 was 129,042,974.

Documents Incorporated by Reference:

Portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders scheduled to be held on October 22, 2010, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended July 2, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

HARRIS CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JULY 2, 2010

Exhibits

This Annual Report on Form 10-K contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries. HD Radio® is a registered trademark of iBiquity Digital Corporation LLC. Bluetooth® is a registered trademark of Bluetooth SIG, Inc. All other trademarks are the property of their respective owners.

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

Harris Corporation was incorporated in Delaware in 1926 as the successor to three companies founded in the 1890s. Our principal executive offices are located at 1025 West NASA Boulevard, Melbourne, Florida 32919, and our telephone number is (321) 727-9100. Our common stock is listed on the New York Stock Exchange under the symbol “HRS.” On July 2, 2010, we employed approximately 15,800 people. Unless the context otherwise requires, the terms “we,” “our,” “us,” “Company” and “Harris” as used in this Report refer to Harris Corporation and its subsidiaries.

General
We structure our operations primarily around the products and services we sell and the markets we serve, and we report our financial results in the following three business segments:

•	Our RF Communications segment, comprised of our (i) Tactical Radio Communications and (ii) Public Safety and Professional Communications businesses;
•	Our Government Communications Systems segment, comprised of our (i) Defense Programs, (ii) National Intelligence Programs, (iii) Civil Programs and (iv) IT Services businesses; and
•	Our Broadcast Communications segment, comprised of our (i) Workflow, Infrastructure and Networking Solutions, (ii) Media and (iii) Transmission Systems businesses.

In the fourth quarter of fiscal 2009, in connection with the May 27, 2009 spin-off (the “Spin-off”) in the form of a taxable pro rata dividend to our shareholders of all the shares of Harris Stratex Networks, Inc. (now known as Aviat Networks, Inc.) (“HSTX”) common stock owned by us, we eliminated as a reporting segment our former HSTX segment. Accordingly, our historical financial results have been restated to account for HSTX as discontinued operations for all periods presented in this Report, and unless otherwise specified, disclosures in this Report relate solely to our continuing operations. For additional information regarding discontinued operations, see Note 3: Discontinued Operations in the Notes to Consolidated Financial Statements in this Report (the “Notes”).

Financial information with respect to all of our other activities, including corporate costs not allocated to the business segments or discontinued operations, is reported as part of the “Unallocated corporate expense” or “Non-operating income (loss)” line items in our Consolidated Financial Statements.

Recent Acquisitions
Acquisition of Patriot Technologies, LLC.  On November 16, 2009, we acquired Patriot Technologies, LLC (“Patriot”), which was privately held and had about 100 employees. Patriot is a leading provider of Department of Veterans Affairs (“VA”) healthcare information technology (“IT”), imaging and enterprise software solutions. We report Patriot within our Government Communications Systems segment. The acquisition of Patriot expanded our position as a leading provider of integrated and interoperable healthcare IT solutions for the U.S. Government market. Additionally, we believe the acquisition further positions us for providing a comprehensive solution addressing the national priority of integrating the VA and Military Health Systems.

Acquisition of SignaCert, Inc.  On May 28, 2010, we acquired privately held SignaCert, Inc. (“SignaCert”), a leading provider of IT compliance solutions that form the foundation for software supply chain assurance. We report SignaCert within our Government Communications Systems segment. The acquisition of SignaCert expanded our position as a leading provider of cyber solutions for U.S. Government and commercial customers, strengthened our cyber leadership team, brings discriminating technology to our cyber portfolio and better positions us to provide trusted, comprehensive solutions that address the national priority of enhancing critical cyber infrastructure.

Subsequent Event — Acquisition of CapRock
On July 30, 2010, after the end of our fiscal 2010, we acquired privately held CapRock Holdings, Inc. and its subsidiaries, including CapRock Communications, Inc. (collectively, “CapRock”), a global provider of mission-critical managed satellite communications services for the government, energy and maritime markets. CapRock’s highly reliable solutions include broadband Internet access, voice over Internet Protocol (“VOIP”) telephony, wideband networking and real-time video, delivered to nearly 2,000 customer sites around the world, including many very harsh and remote locations, by leveraging best-of-breed partnerships, technical expertise and its robust global infrastructure that includes four self-owned and operated teleports and eleven regional support centers across North America, Central and South America, Europe, West Africa and Asia Pacific. The purchase price for CapRock was $525 million in cash, subject to possible post-closing upward or downward adjustment. We will report CapRock within our Government Communications Systems segment. The acquisition of CapRock increased the breadth of our assured communications® capabilities while enabling us to enter new vertical markets and increase our international presence.

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

Unlike many of our competitors in the U.S. Government market, we operate this business on a “commercial” customer and market-driven business model, as opposed to a government programs-driven business model. This means that we anticipate market needs, invest our internal research and development resources, build to our internal forecast, and provide ready-to-ship, commercial, off-the-shelf (“COTS”) products to customers more quickly than customers can typically obtain similar products under government-funded programs.

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

Our Falcon III multiband handheld radio, the AN/PRC-152(C) (“152C”), is the world’s most widely deployed JTRS-approved software-defined handheld radio and was our first Falcon III radio to be fielded. We have successfully fielded more than 100,000 152Cs, which are widely fielded by all branches of the U.S. Department of Defense (“DoD”), many allies worldwide and U.S. Federal agencies. The 152C offers users a wide range of capabilities, such as legacy Single Channel Ground and Airborne System (“SINCGARS”) interoperability; UHF ground-to-ground line-of-sight communications; close-air support; tactical SATCOM; and the Association of Public Safety Communications Officials — International (“APCO”) P25 waveform to provide direct communications with first responders. The 152C also serves as the handheld-based transceiver of our Falcon III AN/VRC-110, a high-performance, multiband vehicular system that offers the added feature of easy vehicle dismount — a “grab-and-go” feature that delivers continuous communications when removed from the vehicle, an important capability in urban environments.

Our Falcon III multiband manpack radio, the AN/PRC-117G (“117G”), is the first JTRS Software Communications Architecture (“JTRS SCA”)-certified and National Security Agency (“NSA”) Type-1 certified manpack radio system providing wideband networking capability, enabling the transition to a networked battlefield communications environment and high-bandwidth applications such as streaming video, simultaneous voice and data feeds, collaborative chat, and connectivity to secure networks (“SIPRNet”). The 117G’s wideband network access capabilities give warfighters and field commanders critical real-time information. The 117G has been deployed to all branches of the DoD and is being used in a wide variety of ground, vehicular and airborne applications, including intelligence, surveillance and reconnaissance (“ISR”). The radio offers an extended frequency range of 30 megahertz to 2 gigahertz. The 117G includes a Remote Operated Video Enhanced Receiver (“ROVER”) interoperable mode that provides warfighters on the battlefield with the ability to receive live video directly from unmanned aerial vehicles (“UAVs”). This capability allows users to receive video feeds directly from UAVs without an intermediary or having to pass that information from a base station. In fiscal 2010, we announced the development of new mission modules that can be integrated with new and already fielded 117Gs to provide greater flexibility and mission-specific customization of the radios. The modules enable users to add to the 117G, quickly, seamlessly, selectively and on an as-needed basis, advanced capabilities and expanded functions such as a second wideband radio channel, an HF radio channel or an ISR module. The modules also are a “future focused” solution designed to keep pace with changing technologies in tactical communications, allowing integration into the 117G of newly developed capabilities to address future requirements.

Our cryptographic solutions encompass NSA-certified products and systems that range from single integrated circuits to major communications systems, including our Sierra® and Citadel® embedded encryption solutions and our SecNet 11® and SecNet 54tm Internet Protocol (“IP”) communications families of communications security (“COMSEC”) terminals.

In the international market, our tactical radios are the standard of NATO and Partnership for Peace countries and are sold to more than 100 countries through our strong, longstanding international distribution channels consisting of regional sales offices and a broad dealer network. International tactical radio demand is being driven by continuing tactical communications modernization and standardization programs to provide more sophisticated communications capabilities to address traditional and emerging threats and to provide interoperability. In fiscal 2010, we received tactical radio orders from, and/or made deliveries to, a wide range of international customers, including Australia, Ethiopia, Iraq, Mexico, Pakistan, Saudi Arabia, Sweden and Yemen, as well as other countries in the Middle East and Central Asia. Additionally, we are providing integrated communications systems for the international market. Our integrated systems offerings are largely based on our products, but include other companies’ products, as well as a wide variety of applications, in order to implement integrated command, control, communications, computers, intelligence, surveillance and reconnaissance (“C4ISR”) systems for many different types of platforms, including command post and transit case systems, vehicular and shelter communications systems and specialized airborne applications, which are frequently used in border security and surveillance systems.

Public Safety and Professional Communications:  We supply assured communications® systems and equipment for public safety, federal, utility, commercial and transportation markets, with products ranging from complete end-to-end wireless network infrastructure solutions, including advanced IP voice and data networks, that support multiple platforms and provide interoperability among disparate systems, to portable and mobile single-band and multiband radios, to public safety-grade broadband video and data solutions. On May 29, 2009, we acquired substantially all of the assets of the Tyco Electronics wireless systems business (“Wireless Systems”) (formerly known as M/A-COM). Our acquisition of Wireless Systems served to form our Public Safety and Professional Communications business. This business has more than 80 years of experience and supports over 500 systems around the world.

As part of our business of designing, building, distributing, maintaining and supplying wireless communications systems, we offer our Voice, Interoperability, Data and Access (“VIDA”) network solution — a unique, cost-effective IP-based network that is flexible, responsive, expandable and easily upgradeable, and that supports a full line of communications systems, including OpenSky®, NetworkFirst, P25IP and Enhanced Digital Access Communication System (“EDACS”), allowing seamless interconnection of diverse systems. Our VIDA network solutions currently serve as the backbone in some of the largest and most advanced statewide and regional communications networks in North America, including the Commonwealth of Pennsylvania and State of Florida.

In addition to a full range of single-band land mobile radio terminals, we offer our Unitytm family of multiband radios, including the Unity XG-100P handheld radio and the new Unity XG-100M full-spectrum mobile radio. Our Unity multiband radios cover all public safety frequency bands in a single radio; operate on APCO P25 conventional and trunked systems; are backwards compatible with analog FM systems; and include advanced capabilities, such as an internal Global Positioning System (“GPS”) receiver for situational awareness, internal secure Bluetooth® wireless technology, and background noise suppression features. They also include true software-defined radio architecture that allows flexibility for future growth, including a software-only upgrade to APCO P25 Phase 2, the next-generation emerging standard for mission-critical communications. Our Unity radios’ multiband, multi-mode capabilities enable a single radio to communicate with multiple organizations, jurisdictions and agencies operating on different frequencies and systems, thus providing a significant improvement over most current radio systems for U.S. public safety, which are not interoperable and thus require users to carry multiple radios or route transmissions through ad-hoc network bridges, often configured at the time of an emergency, and creating instances where agencies responding to a common incident cannot talk to each other.

Revenue, Operating Income and Backlog:  Revenue for the RF Communications segment increased 17 percent to $2,067 million in fiscal 2010 compared with $1,761 million in fiscal 2009, and was $1,507 million in fiscal 2008. Segment operating income increased 24 percent to $707.4 million in fiscal 2010 compared with $571.5 million in fiscal 2009, and was $525.5 million in fiscal 2008. The RF Communications segment contributed 40 percent of our total revenue in fiscal 2010 compared with 35 percent in fiscal 2009 and 32 percent in fiscal 2008. The percentage of this segment’s revenue that was derived outside of the United States was 20 percent in fiscal 2010 compared with 39 percent in fiscal 2009 and 27 percent in fiscal 2008. U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales through the U.S. Government, whether directly or through prime contractors, accounted for approximately 66 percent of this segment’s total revenue in fiscal 2010 compared with approximately 79 percent in fiscal 2009 and 82 percent in fiscal 2008. For a general description of our U.S. Government contracts and subcontracts, including a discussion of revenue generated from cost-reimbursement versus fixed-price contracts, see “Item 1. Business — Principal Customers; Government Contracts” of this Report.

In general, this segment’s domestic products are sold and serviced directly to customers through its sales organization and through established distribution channels. Internationally, this segment markets and sells its products and services through regional sales offices and established distribution channels. See “Item 1. Business — International Business” of this Report.

The funded backlog of unfilled orders for this segment was $1,764 million at July 2, 2010 compared with $922 million at July 3, 2009 and $982 million at June 27, 2008. We expect to fill approximately 79 percent of this funded backlog during fiscal 2011, but we can give no assurance of such fulfillment. Additional information regarding funded backlog is provided under “Item 1. Business — Funded and Unfunded Backlog” of this Report. For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business — Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.

Government Communications Systems
Government Communications Systems conducts advanced research studies and produces, integrates and supports highly reliable, net-centric communications and information technology that solve the mission-critical challenges of our defense, intelligence and civilian U.S. Government customers, and is comprised of our (i) Defense Programs, (ii) National Intelligence Programs, (iii) Civil Programs and (iv) IT Services businesses. Also, as described under “Item 1. Business — Subsequent Event — Acquisition of CapRock” of this Report, on July 30, 2010, we acquired CapRock, which we will report within our Government Communications Systems segment.

Defense Programs:  We develop, supply and integrate communications and information processing products, systems and networks for a diverse base of aerospace, terrestrial and maritime applications supporting DoD missions, and we are committed to delivering leading-edge technologies that support the military’s ongoing transformation to network-centric communications. Our technologies are providing advanced mobile wideband networking capabilities to assure timely and secure network-centric capabilities across strategic, operational and tactical boundaries in support of the DoD’s full spectrum of warfighting, intelligence and logistics missions. Our major technology capabilities include SATCOM terminals for transportable ground, fixed-site and shipboard applications; flat-panel and phased-array antennas; aviation electronics for military jets and helicopters, including radios, digital maps, modems, sensors, data buses, fiber optics and microelectronics; high-speed data links and data networks for wireless communications and smart weapons; and advanced ground control systems.

For example, our mobile ad hoc networking capability allows the military to take its communications infrastructure with it, creating mobile, self-forming and self-healing networks across the battlefield. Our Highband Networking Radiotm (“HNR”) provides secure, wireless, high-bandwidth (30 megabits per second), on-the-move communications among users of widely dispersed local area networks (“LANs”) by establishing line-of-sight connectivity using a Harris-developed waveform that automatically selects the best communications path available, allowing seamless communication of voice, video and data to all levels of command. We announced in fiscal 2009 that our HNR system was deployed to the U.S. Army 101st Airborne Division (Air Assault) 2nd Brigade Combat Team in Iraq, which was the first combat deployment of the HNR system. In fiscal 2010, we were awarded a contract to provide HNRs to form the communications backbone of the U.S. Army’s new Integrated Air and Missile Defense Battle Command System (“IBCS”). We also are currently producing and delivering HNRs under a Warfighter Information Network-Tactical (“WIN-T”) Increment 2 low-rate initial production (“LRIP”) contract. HNRs provide the first-ever use of directive beam technology to achieve higher throughput over longer distances in a robust, self-forming and self-healing directional mesh network.

Examples of ongoing programs for us include the following:

•	The U.S. Army Modernization of Enterprise Terminals (“MET”) program, for which we are developing, under a ten-year contract awarded to us in fiscal 2009 that is potentially worth $600 million, next-generation large satellite earth stations to provide the worldwide backbone for high-priority military communications and missile defense systems and to support IP and Dedicated Circuit Connectivity within the Global Information Grid (“GIG”), providing critical reach-back capability for the warfighter;
•	The F-35 Joint Strike Fighter (“F-35”), F-22 Raptor and F/A-18E/F Super Hornet aircraft platform programs, for which we provide high-performance, advanced avionics such as high-speed fiber optic networking and switching, intra-flight data links, image processing, digital map software and other electronic components, including Multifunction Advanced Data Link (“MADL”) communications subsystems primarily intended for stealth platform air-to-air communications and which allow F-35s to communicate in a stealth fashion with other network nodes without revealing their positions;
•	The WIN-T program for the U.S. Army, for which we are designing and testing the wireless transmission system architecture, applying our proven enabling technologies for wireless on-the-move communications, including phased arrays and high-speed secure wireless network solutions such as our HNR system;
•	The Multiple Launch Rocket System (“MLRS”) Improved Fire Control System (“IFCS”) program for the U.S. Army, for which we provide the launcher interface unit, power switching unit and weapon interface unit; and
•	The Commercial Broadband Satellite Program (“CBSP”) for the U.S. Navy, for which we supply broadband multiband SATCOM terminals that support essential mission requirements and provide enhanced morale-related communications services such as high-speed Internet access and video communications, and for which we successfully completed in fiscal 2010 development of the Unit Level Variant (“ULV”) and Force Level Variant (“FLV”) and delivery of the first production lot of ULV terminals.

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

We are a major developer, supplier and integrator of communications and information processing products, systems and networks for a diverse base of U.S. Intelligence Community programs, and we support the ongoing transformation of the Intelligence Community into a more collaborative enterprise. Serving primarily national intelligence and security agency customers, including NSA and the National Geospatial-Intelligence Agency (“NGA”), we provide ISR solutions that improve situational awareness, data collection accuracy and product analysis by correlating near real-time mission data and intelligence reference data for display and analysis by strategic and tactical planners and decision makers. Our ISR systems help to integrate information across the analyst workflow, accelerating the movement of information that has been collected and processed. We strive to produce innovative ISR solutions that provide our customers with information dominance for battle-space superiority.

For example, our image processing capabilities extend from algorithm development through delivery of operations systems, and we are providing advanced image exploitation and dissemination solutions for ISR applications by advancing image processing, image data fusion, display technologies and digital product generation techniques. Those technologies range from new techniques for merging and displaying imagery to automated techniques for image screening, cueing and remote visualization. Also, our mapping and visualization capabilities provide complete, accurate and timely knowledge about the threat, the terrain, the status and the location of single or multiple opposing and friendly forces and their support by utilizing data, pictures, voice and video drawn from vast storage banks or from real-time input which can be transmitted around the world in fractions of a second. In addition, we have industry-leading capabilities in the architecture, design and development of highly specialized satellite antennas, structures, phased arrays and on-board processors, which are used to enable next-generation satellite systems to provide the U.S. military and intelligence communities with strategic and tactical advantages. We are also a leader in the design and development of antenna and reflector technologies for commercial space telecommunications applications. Further, our capabilities include developing and supplying state-of-the-art wireless voice and data products and solutions, including surveillance and tracking equipment, spanning vehicular, man-portable, airborne and system-level applications for the U.S. Intelligence Community and law enforcement community.

During fiscal 2010, we were awarded a number of new contracts and follow-on contracts under classified programs. We also have expanded our capabilities and customer footprint in the cyber security market through our acquisition of Crucial Security, Inc. (“Crucial”) in fiscal 2009. Crucial offers an array of mission-enabling engineering solutions that address both offensive and defensive IT security challenges, providing critical support to Federal law enforcement and other U.S. Government agencies.

Civil Programs:  We provide highly reliable, mission-critical communications and information processing systems that meet the most demanding needs of customers in the U.S. civilian Federal market, including the Federal Aviation Administration (“FAA”), Census Bureau, National Oceanic and Atmospheric Administration (“NOAA”) and Department of Health and Human Services (“HHS”). We use our ability to implement and manage large, complex programs that integrate secure, advanced communications and information processing technologies in order to improve productivity and information processing and to achieve cost savings for our customers. Our networks and information systems for large-scale, geographically dispersed enterprises offer advanced capabilities for collecting, processing, analyzing, interpreting, displaying, distributing, storing and retrieving data. We are a leader in satellite ground data processing and mission command-and-control (“C2”) systems. Our ground data processing systems consist of complex suites of hardware and software that receive sensor data from satellites, turning it into useable information. Our C2 systems feature COTS design and high levels of flexibility, are designed for government and commercial applications, and support single-satellite missions as well as some of the largest and most complex satellite fleets deployed.

For example, we are the prime contractor under a 15-year contract, awarded in July 2002 that is potentially worth $3.5 billion, for the FAA Telecommunications Infrastructure (“FTI”) program to integrate, modernize, operate and maintain the communications infrastructure for the U.S. air traffic control system. FTI is a modern, secure and efficient network providing voice, data and video communications deployed at more than 4,500 FAA sites across the U.S., to enhance network efficiency, reliability and security and improve service while reducing operating costs. We designed and deployed the FTI network and it is fully operational. The FTI network consists of the Operations Network, the Mission Support Network, the Satellite Network and the Microwave Network. The supporting infrastructure includes the Network Operations Control Centers (“NOCCs”) and Security Operations Control Centers

(“SOCCs”). The FTI program has completed its equipment build-out phase and is transitioning to its telecommunication services and maintenance phase. In addition to being the prime contractor and system architect for the FTI program, other FAA programs we have developed include: the Weather and Radar Processor, a weather system serving the en-route air traffic control environment; OASIS, which provided integrated weather briefing and flight planning capabilities for preflight weather briefings and in-flight updates; the Voice Switching and Control System, which provides the critical air-to-ground communications links between en-route aircraft and air traffic controllers throughout the continental United States; and the satellite-based Alaskan National Airspace System (“NAS”) Interfacility Communications System. In the fourth quarter of fiscal 2010, we were awarded a six-year contract, potentially worth $97 million, with the FAA for the Weather and Radar Maintenance and Sustainment Services II program, the scope of which includes software maintenance releases, depot support, on-site field support and engineering services at 22 operational FAA facilities in the U.S. Our acquisition in the fourth quarter of fiscal 2009 of the Air Traffic Control business unit (“SolaCom ATC”) of SolaCom Technologies, Inc. provided us with an immediate ability to address additional segments of the air traffic control voice/data systems market and we believe further positioned us to support the FAA’s anticipated Next Generation Air Transportation System (“NextGen”) program.

Under the U.S. Census Bureau’s Field Data Collection Automation (“FDCA”) program, awarded to us during fiscal 2006 in support of the 2010 census, we are the prime contractor responsible for integrating multiple automated systems. The FDCA program is nearing completion.

In the fourth quarter of fiscal 2009, we were awarded a ten-year contract, potentially worth $736 million, to provide a complete, end-to-end solution for NOAA’s Geostationary Operational Environmental Satellite — Series R Ground Segment (“GOES-R GS”) program, under which we will design, develop, deploy and operate the ground segment system, which will receive and process satellite data and generate and distribute weather data to more than 10,000 direct users. We will also provide the command and control of operational satellites under the GOES-R GS program. Following the close of the fourth quarter of fiscal 2010, we were awarded a ten-year contract, potentially worth $130 million, to supply antennas and control systems for NOAA’s Geostationary Operational Environmental Satellite — Series R (“GOES-R”) program. The antennas will provide communications links for command, telemetry and sensor data, as well as the communications link to direct data users. The new antennas will operate with next-generation GOES-R satellites and will be compatible with existing GOES-N through GOES-P satellites.

In our Healthcare Solutions business, we are continuing to focus on delivering standards-based interoperable healthcare solutions for government and commercial clients with security, privacy and patients in control of how their information is shared. For example, we are developing and integrating, under a contract from HHS, an open-source National Health Information Network (“NHIN”) CONNECT Gateway solution designed to enable seamless health information sharing among multiple Federal agencies and regional healthcare providers. We are developing a multi-hospital military health network with image-sharing capabilities under the DoD Military Health System global Healthcare Artifact and Image Management Solution (“HAIMS”) program. As described under “Item 1. Business — Recent Acquisitions” of this Report, we acquired Patriot during the second quarter of fiscal 2010. In the third quarter of fiscal 2010, we were awarded a three-year contract, potentially worth $72 million, from the VA for further improvements to the complex billing and collection activities of the VA, one of the largest healthcare delivery organizations in the world with 21 networks and 170 medical centers nationwide. We were awarded the contract after successfully implementing a pilot project for the VA’s Mid-Atlantic region.

In our Cyber Integrated Solutions business, we announced in fiscal 2010 that we are establishing the Harris Cyber Integration Center, which we believe can leverage our extensive cyber capabilities to address the evolving critical cyber infrastructure challenges of our government and commercial customers through a unique managed hosting service in a trusted environment. The Harris Cyber Integration Center will provide an integrated offering of infrastructure, managed security and tailored applications and services — all provided as a secure, trusted total solution. The center will feature a trusted technology infrastructure, including a tested and accredited environment, supply chain integrity and advanced persistent threat deterrence. Additionally, the center will offer industry-tailored applications and services on a tiered structure, providing both flexibility of service and superior value. The new Harris Cyber Integration Center will be located in a 140,000-square-foot facility in Harrisonburg, Virginia that we acquired in fiscal 2010. We expect the center to be fully operational in early calendar 2011. Also in fiscal 2010, we acquired SignaCert as described under “Item 1. Business — Recent Acquisitions” of this Report. SignaCert’s IT compliance solutions combine powerful change detection capabilities with custom and commercial software whitelists — lists of software that are deemed safe and approved for a customer’s network. As an industry leader in cyber security, we have been using state-of-the-art technology assessment techniques and architecture engineering for decades to define and operate secure networks supporting nationally critical programs. We currently support three of the nation’s largest secure, mission-critical networks: (i) the FTI program network, (ii) the global communications and information systems (“Patriot”) program network for the National Reconnaissance Office (“NRO”), and (iii) the Navy/Marine Corps Intranet (“NMCI”) program network. Our technology, countermeasures and monitoring capabilities safeguard vital information systems that support the critical missions of U.S. military, intelligence and Federal law enforcement customers.

IT Services:  We provide end-to-end solutions in mission-critical IT transformation, managed solutions and information assurance. With over 3,000 professionals performing to the highest industry standards at locations worldwide, we offer demonstrated past performance, proven technical expertise and innovative solutions in supporting large-scale IT programs that encompass the full technology lifecycle, including network design, deployment, operations and ongoing support. Our distributed workforce, present in all 50 states, and extensive experience in performance-based contracting and managed IT services, are key factors in delivering results to our defense, intelligence, homeland security, civil and commercial customers.

Our IT transformation solutions use a holistic approach built on proven methodologies to design, implement and manage enterprise-wide architectures that align IT goals with customers’ business and mission goals. Our standards-based, repeatable IT transformation solutions unify, streamline and modernize unwieldy and disparate networks and systems across distributed environments, resulting in highly simplified, flexible, secure and manageable network infrastructures.

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

Our information assurance solutions include architecture analysis; attack warning and defense; identity management; security assessments; certification and accreditation process support; forensics analysis and vulnerability remediation; system anomaly monitoring, detection and management; and physical security countermeasures. Our information assurance solutions safeguard the confidentiality, integrity and availability of enterprise infrastructures, systems and critical business data over the full IT lifecycle, from infrastructure design to integration and testing to operations and maintenance. Those solutions meet widely used certification and accreditation standards, including the Federal Information Security Management Act (“FISMA”), the National Security Agency/Central Security Service Information System Certification and Accreditation Process (“NISCAP”) and the Department of Defense Information Assurance Certification and Accreditation Process (“DIACAP”).

As examples, for NRO, which designs, builds and operates U.S. reconnaissance satellites, we provide operations, maintenance and support services for its Patriot program network in space and on the ground under a ten-year contract awarded in August 2004, potentially worth $1 billion, in support of NRO’s global analyst community. We are providing the U.S. Navy with comprehensive, end-to-end support for data, video and voice communications for over 700,000 users as a Tier One subcontractor under the NMCI program awarded in October 2000 and potentially worth $1.1 billion. In the fourth quarter of fiscal 2010, we were awarded a Continuity of Service subcontract under the NMCI program to extend the support services we are providing and to add site support, beginning in the second quarter of fiscal 2011. Under a five-year contract awarded by the U.S. Department of State, Bureau of Consular Affairs (the “State 6” program) in August 2009, potentially worth $200 million, we provide IT integration of installation, training, help desk, passport and configuration management services in support of more than 230 U.S. embassies and consulates around the world. We also provide system maintenance and engineering for the Defense Information Systems Agency’s (“DISA”) Crisis Management System.

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

We also have key positions on a number of Indefinite Delivery/Indefinite Quantity (“IDIQ”) contracts. We are a prime contractor under the U.S. Air Force Network Centric Solutions (“NETCENTS”) contract, which provides IT installation, integration and operations and maintenance services for networks and systems and offers IT products for networks. Our NETCENTS task orders include the Maxwell Air Force Base and the Overseas Navy Enterprise

Network (“ONE-NET”). We are also a prime contractor under the U.S. Army ITES-2S contract, which provides IT installation, integration, infrastructure and operations and maintenance services for networks and systems. Our ITES-2S task orders include the Fort Bliss Department of Information Management (“DOIM”), the Army G-1 support and the Army.mil website and content support. In the second quarter of fiscal 2010, we were awarded an ITES-2S task order for the U.S. Southern Command (“USSOUTHCOM”) to migrate and consolidate the communications systems for nine USSOUTHCOM buildings into a new headquarters complex. We are one of 59 awardees under the ALLIANT Government-Wide Acquisition Contract (“GWAC”) for the General Services Administration (“GSA”), which is an IT procurement contract broadly accessible to all U.S. Government agencies.

In our Commercial Managed Services business, we are providing end-to-end solutions and services across our vertical commercial markets, including cyberspace, healthcare and “new media” broadcast markets. For example, we are providing Health First, Inc., a Florida-based healthcare provider, with managed services for back office infrastructure and networks. We also are collaborating with the Broadcast Communications segment to design and manage systems that manage, monitor and play out video content for a branded TV channel for the McDonald’s fast food chain and systems that combine IP television (“IPTV”) and digital signage and IT infrastructure to create an advanced media workflow for an in-arena network for the Orlando Magic’s new basketball arena, as described in more detail below under “Item 1. Business — Description of Business by Segment — Broadcast Communications” of this Report.

Revenue, Operating Income and Backlog:  Revenue for the Government Communications Systems segment decreased 1 percent to $2,688 million in fiscal 2010 compared with $2,710 million in fiscal 2009, and was $2,478 million in fiscal 2008. Segment operating income increased 11 percent to $337.0 million in fiscal 2010 compared with $302.8 million in fiscal 2009, and was $226.0 million in fiscal 2008. This segment contributed 51 percent of our total revenue in fiscal 2010 compared with 54 percent in fiscal 2009 and 54 percent in fiscal 2008. In fiscal 2010, approximately 74 percent of revenue for this segment was under direct contracts with customers and approximately 26 percent of revenue was under contracts with prime contractors, compared with approximately 72 percent of revenue under direct contracts with customers and approximately 28 percent of revenue under contracts with prime contractors in fiscal 2009 and approximately 74 percent of revenue under direct contracts with customers and approximately 26 percent of revenue under contracts with prime contractors in fiscal 2008. Some of this segment’s more significant programs in fiscal 2010 included FTI, Patriot, NETCENTS, NMCI, FDCA, GOES-R, NSOM, F-35 and various classified programs. This segment’s largest program by revenue in a particular fiscal year represented approximately 9 percent of this segment’s revenue in fiscal 2010, compared with approximately 13 percent in fiscal 2009 and approximately 9 percent in fiscal 2008. This segment’s 10 largest programs by revenue in a particular fiscal year represented approximately 41 percent of this segment’s revenue in fiscal 2010, approximately 46 percent in fiscal 2009 and approximately 45 percent in fiscal 2008. In fiscal 2010, this segment had a diverse portfolio of over 300 programs. Historically, that diversity has provided a stable backlog and reduced potential risks that come from reductions in funding or changes in customer priorities, and we expect that program diversity will continue to provide similar benefits in the future, although we can give no assurance. In fiscal 2010, fiscal 2009 and fiscal 2008, U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales through the U.S. Government, whether directly or through prime contractors, accounted for approximately 96 percent of this segment’s total revenue. For a general description of our U.S. Government contracts and subcontracts, including a discussion of revenue generated from cost-reimbursement versus fixed-price contracts, see “Item 1. Business — Principal Customers; Government Contracts” of this Report.

The funded backlog of unfilled orders for this segment was $1,238 million at July 2, 2010 compared with $1,146 million at July 3, 2009 and $836 million at June 27, 2008. Unfunded backlog for this segment was $3,276 million at July 2, 2010 compared with $4,002 million at July 3, 2009 and $3,760 million at June 27, 2008. We expect to fill approximately 77 percent of this funded backlog during fiscal 2011, but we can give no assurance of such fulfillment. Additional information regarding funded and unfunded backlog is provided under “Item 1. Business — Funded and Unfunded Backlog” of this Report. For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business — Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.

Broadcast Communications
Broadcast Communications offers hardware and software products, systems and services that provide interoperable workflow solutions for broadcast, cable, satellite and out-of-home networks worldwide. Those solutions are designed to receive content in any format and then manage, move and reformat that content for any delivery network to any viewing device. Broadcast Communications offers customers a comprehensive, single-source approach to delivering interoperable workflow capabilities and solutions spanning the entire broadcast value chain, including content creation, management, distribution and delivery. The Harris ONEtm solution for interoperable workflows that depend on IT-centric systems, integrated infrastructure and enterprise software brings together highly integrated and cost-effective products that enable advanced media workflows for emerging content delivery business models. Broadcast Communications is supporting customers as they upgrade media operations to digital and high definition (“HD”) services from analog and standard definition (“SD”) services and as they expand services for HD television (“HDTV”), IPTV, video-on-demand and interactive TV. This segment serves the global digital and analog media markets, providing workflow, infrastructure and networking products and solutions; media solutions; and television and radio transmission equipment and systems.

Workflow, Infrastructure and Networking Solutions:  Our workflow, infrastructure and networking solutions offerings include SD and HD products and systems that enable media companies to streamline workflow from production through transmission. Our workflow solutions offerings enable customers to transition into an IT workflow by using servers to manage content flow, storage and other key facets of an increasingly file-based broadcast environment. We provide a comprehensive, next-generation portfolio of servers, signal processors, routers, master control and branding systems, network monitoring and control software, and test and measurement instruments that support content throughout the workflow application chain. We also provide advanced multi-image display processors and state-of-the-art broadcast graphics that change the way broadcasters view and manage content and provide broadcasters with options for presenting their brands. We also provide highly differentiated network access and multiplex platforms through our NetVXtm solution, which offers customized integrated management and distribution applications for any content across any connection to support television, government video and public safety applications. Our workflow, infrastructure and networking products also include our NEXIO AMPtm HD/SD video server advanced media platform, part of our NEXIOtm family of scalable, interoperable video servers; X85tm up/down/cross converter and frame synchronizer multiple application video and audio processing platform; Opto+tm fiber optic signal processing products offering 3 Gb/s electrical-to-optical and optical-to-electrical conversion capabilities; Platinumtm large router for mixed video and audio signal routing; IconMastertm digital master control system; Videotek® line of precision test and measurement instruments; compact, scalable Predator IItm and larger-format multi-image display processors, or “multiviewers;” Inscriber® line of graphics and titling products; Inveniotm Digital Asset Management solution; and Infocaster line of digital signage systems. We have also introduced a comprehensive end-to-end workflow for three-dimensional (“3D”) applications, as well as three gigabit per second (“3 Gb/s”) solutions for the 1080p HD format.

Media:  Our media solutions offerings enable customers to manage their digital media workflow through a portfolio of software solutions for advertising, media management (traffic, billing and program scheduling), digital signage, broadband, digital asset management and play-out automation. Our media solutions products include the Harris media software suite and our OSi Traffictm software. The Harris media software suite is a unified system of interoperable broadcast and media applications based on open standards, with a network-, content- and service-agnostic approach, which supports customers’ core services and business operations, makes data exchange and workflow more efficient and facilitates adding services that can lead to new revenue streams. Our products also include our Velocitytm family of editing controllers that employ open standards to accelerate time-to-air and reduce the costs associated with content acquisition, production, distribution and media management; and Punctuatetm out-of-home advertising and digital signage traffic, scheduling and ad sales advanced software solution.

Transmission Systems:  We develop, manufacture and supply digital and analog television and radio transmission systems for delivery of rich media over wireless broadcast terrestrial networks on a worldwide basis, including mobile TV applications. We can provide single products or end-to-end systems, including nationwide networks with hundreds of transmitters. Our television and radio transmission systems solutions are scalable to meet the needs of broadcasters of all sizes. We are a leader in television’s transition from analog to digital technology and in technology for the U.S. digital standard known as “ATSC” and the European digital standard “DVB-T.” In fiscal 2007, we introduced with LG Electronics Inc. the jointly developed Mobile Handheld in-band mobile digital TV system (“M/H”), a new technology capable of providing digital TV (“DTV”) signals and extending over-the-air broadcast TV signals beyond customary TV viewing at home to mobile, pedestrian and other handheld devices (such as mobile phones or laptop computers). Our products also include our Maxivatm line of UHF multimedia transmitters, comprised of our Maxiva ULX Series of liquid-cooled transmitters for high-power UHF multimedia broadcasters and our Maxiva UAX Series of air-cooled, solid-state transmitters for low-power UHF transmission.

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

This segment also is focused on three principal growth areas. First, in many international markets, the transition from analog to digital broadcasting is just beginning, which we believe will result in growing demand for both digital transmission systems and related infrastructure. Second, in the U.S. Government market for full-motion video systems, we believe we have unique technology capabilities. Our Full-Motion Video Asset Management Engine (“FAMEtm”) solution provides our U.S. Government customers with greater visibility into increasing amounts of digital ISR information, including real-time and archived video, such as that collected from manned and unmanned aircraft and ground-based sensors. FAME is a COTS-based solution developed based on our digital asset management technologies, input from intelligence analysts and our Government Communications Systems segment’s image processing, system integration and security capabilities. Third, in digital out-of-home advertising, our solutions enable advertisers to reach consumers on the move, and we believe new systems will be increasingly deployed to deliver rich media content in live sports and entertainment venues and in retail establishments.

Revenue, Operating Income and Backlog:  Revenue for the Broadcast Communications segment decreased 17 percent to $486 million in fiscal 2010 compared with $584 million in fiscal 2009, and was $643 million in fiscal 2008. The segment had an operating loss of $30.8 million in fiscal 2010 compared with an operating loss of $238.0 million in fiscal 2009, which included a $255.5 million non-cash charge for impairment of goodwill and other long-lived assets, and operating income of $33.8 million in fiscal 2008. The Broadcast Communications segment contributed 9 percent of our total revenue in fiscal 2010 compared with 11 percent in fiscal 2009 and 14 percent in fiscal 2008. The percentage of this segment’s revenue that was derived outside of the United States was approximately 56 percent in fiscal 2010 compared with 47 percent in fiscal 2009 and 47 percent in fiscal 2008. No single customer accounted for more than 3 percent of fiscal 2010 revenue for the Broadcast Communications segment.

In general, this segment’s domestic products are sold and serviced directly to customers through its sales organization and through established distribution channels. Internationally, this segment markets and sells its products and services through regional sales offices and established distribution channels. See “Item 1. Business — International Business” of this Report.

The funded backlog of unfilled orders for this segment was $260 million at July 2, 2010 compared with $247 million at July 3, 2009 and $305 million at June 27, 2008. We expect to fill approximately 45 percent of this backlog during fiscal 2011, but we can give no assurance of such fulfillment. For a discussion of certain risks affecting this segment, see “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.

International Business
Revenue from products exported from the United States (including foreign military sales) or manufactured abroad was $724.6 million (14 percent of our total revenue) in fiscal 2010 compared with $1,016.6 million (20 percent of our total revenue) in fiscal 2009 and $759.7 million (17 percent of our total revenue) in fiscal 2008. Essentially all of the international sales are derived from the RF Communications and Broadcast Communications segments. Direct export sales are primarily denominated in U.S. Dollars, whereas sales from foreign subsidiaries are generally denominated in the local currency of the subsidiary. Financial information regarding our domestic and international operations is contained in Note 25: Business Segments in the Notes and is incorporated herein by reference.

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

We utilize indirect sales channels, including dealers, distributors and sales representatives, in the marketing and sale of some lines of products and equipment, both domestically and internationally. These independent representatives may buy for resale or, in some cases, solicit orders from commercial or governmental customers for direct sales by us. Prices to the ultimate customer in many instances may be recommended or established by the independent representative and may be above or below our list prices. Our dealers and distributors generally receive a discount from our list prices and may mark up those prices in setting the final sales prices paid by the customer. Revenue from indirect sales channels in fiscal 2010 represented 6 percent of our total revenue and approximately 35 percent of our international revenue, compared with revenue from indirect sales channels in fiscal 2009 representing 11 percent of our total revenue and approximately 55 percent of our international revenue, and revenue from indirect sales channels in fiscal 2008 representing 7 percent of our total revenue and approximately 44 percent of our international revenue.

Fiscal 2010 international revenue came from a large number of countries, and no such single country accounted for more than 3 percent of our total revenue. Some of our exports are paid for by letters of credit, with the balance carried either on an open account or installment note basis. Advance payments, progress payments or other similar payments received prior to or upon shipment often cover most of the related costs incurred. Significant foreign government contracts generally require us to provide performance guarantees. In order to stay competitive in international markets, we also sometimes enter into recourse and vendor financing arrangements to facilitate sales to certain customers.

The particular economic, social and political conditions for business conducted outside the U.S. differ from those encountered by domestic businesses. Our management believes that the overall business risk for the international business as a whole is somewhat greater than that faced by our domestic operations as a whole. A description of the types of risks to which we are subject in international business is contained in “Item 1A. Risk Factors” of this Report. Nevertheless, in the opinion of our management, these risks are partially mitigated by the diversification of the international business and the protection provided by letters of credit and advance payments.

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

In the Government Communications Systems segment, principal competitors include Boeing, CACI, General Dynamics, GTSI, L-3 Communications, Lockheed Martin, ManTech, Northrop Grumman, Raytheon, RigNet, Rockwell Collins, Schlumberger Global Connectivity Services, SRA and SAIC. Consolidation among U.S. defense and aerospace companies has resulted in a reduction in the number of principal prime contractors. As a result of this consolidation, we frequently “partner” or are involved in subcontracting and teaming relationships with companies that are, from time to time, competitors on other programs.

In the Broadcast Communications segment, principal competitors include Avid, Broadcast Electronics, Chyron, Evertz, EVS, Harmonic, Miranda, Nautel, NEC, Omnibus, Orad, Open Text, Pilat Media, Rohde & Schwarz, Sony Broadcast, Technicolor, Tektronix/Danaher, Thomson, Vizrt and Wide Orbit, as well as other smaller companies and divisions of large companies.

Principal Customers; Government Contracts
Sales to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales through the U.S. Government, whether directly or through prime contractors, were 76 percent of our total revenue in fiscal 2010 compared with 79 percent in both fiscal 2009 and fiscal 2008. No other customer accounted for more than 2 percent of our total revenue in fiscal 2010. Additional information regarding customers for each of our segments is provided under “Item 1. Business — Description of Business by Segment” of this Report. Our U.S. Government sales are predominantly derived from contracts with agencies of, and prime contractors to, the U.S. Government. Most of the sales of the Government Communications Systems segment are made directly or indirectly to the U.S. Government under contracts or subcontracts containing standard government contract clauses providing for redetermination of profits, if applicable, and for termination for the convenience of the U.S. Government or for default based upon performance.

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

In fiscal 2010, fiscal 2009 and fiscal 2008, approximately 38 percent, 36 percent and 35 percent, respectively, of the total combined revenue of our RF Communications and Government Communications Systems segments was from fixed-price contracts. GWAC and IDIQ contracts, which can include task orders for each contract type, require us to compete both for the initial contract and then for individual task or delivery orders under such contracts.

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

Funded and Unfunded Backlog
Our total company-wide funded and unfunded backlog was approximately $6,526 million at July 2, 2010 compared with approximately $6,317 million at July 3, 2009 and $5,883 million at June 27, 2008. The funded portion of this backlog was approximately $3,250 million at July 2, 2010 compared with approximately $2,315 million at July 3, 2009 and $2,123 million at June 27, 2008. The determination of backlog involves substantial estimating, particularly with respect to customer requirements contracts and development and production contracts of a cost-reimbursement or incentive nature.

In fiscal 2010, we changed how we define funded backlog to be more consistent with industry practices. This change of methodology, which we applied retrospectively, had no impact on our total backlog, but did result in a reclassification of certain amounts of backlog from unfunded backlog to funded backlog for prior periods presented in this Report. We now define funded backlog as unfilled firm orders for products and services for which funding has been authorized and, in the case of U.S. Government agencies, appropriated. We define unfunded backlog as primarily unfilled firm contract value for which funding has not yet been authorized or, in the case of U.S. Government agencies, appropriated, including the value of contract options in cases of material contracts that have options we believe are probable of being exercised. We do not include potential task or delivery orders under IDIQ contracts in our backlog. In fiscal 2011, we expect to fill approximately 75 percent of our total funded backlog as of July 2, 2010. However, we can give no assurance of such fulfillment or that our funded backlog will become revenue in any particular period, if at all. Backlog is subject to delivery delays and program cancellations, which are beyond our control. Additional information with regard to the backlog of each of our segments is provided under “Item 1. Business — Description of Business by Segment” of this Report.

Research, Development and Engineering
Research, development and engineering expenditures totaled approximately $1,047 million in fiscal 2010, $1,003 million in fiscal 2009 and $980 million in fiscal 2008. Company-sponsored research and product development costs, which included research and development for commercial products and independent research and development related to government products and services, as well as concept formulation studies and bid and proposal efforts, were approximately $326 million in fiscal 2010, $244 million in fiscal 2009 and $248 million in fiscal 2008. A portion of our independent research and development costs are allocated among contracts and programs in process under U.S. Government contractual arrangements. Company-sponsored research and product development costs not otherwise allocable are charged to expense when incurred. The portion of total research, development and engineering expenditures that was not company-sponsored was funded by the U.S. Government and is included in our revenue. Customer-sponsored research and development was $721 million in fiscal 2010, $759 million in fiscal 2009 and $732 million in fiscal 2008. Company-sponsored research is directed to the development of new products and to building technological capability in selected communications and electronic systems markets. U.S. Government-funded research helps strengthen and broaden our technical capabilities. All of our segments maintain their own engineering and new product development departments, with scientific assistance provided by advanced-technology departments. As of July 2, 2010, we employed approximately 7,000 engineers and scientists and are continuing efforts to make the technologies developed in any of our business segments available for all other business segments.

Patents and Other Intellectual Property
We consider our patents and other intellectual property, in the aggregate, to constitute an important asset. We own a large and valuable portfolio of patents, trade secrets, know-how, confidential information, trademarks, copyrights and other intellectual property. We also license intellectual property to and from third parties. As of July 2, 2010, we held approximately 1,075 U.S. patents and 645 foreign patents, and had approximately 550 U.S. patent applications pending and 1,260 foreign patent applications pending. Unpatented research, development and engineering skills also make an important contribution to our business. While our intellectual property rights in the aggregate are important to our business and the operations of our business segments, we do not consider our business or any business segment to be materially dependent upon any single patent, license or other intellectual property right, or any group of related patents, licenses or other intellectual property rights. We are engaged in a proactive patent licensing program and have entered into a number of licenses and cross-license agreements, some of which generate royalty income. Although existing license agreements have generated income in past years and may do so in the future, there can be no assurances we will enter into additional income-producing license agreements. From time to time we engage in litigation to protect our patents and other intellectual property. Any of our patents, trade secrets, trademarks, copyrights and other proprietary rights could be challenged, invalidated or circumvented, or may not provide competitive advantages. For further discussion of risks relating to intellectual property, see “Item 1A. Risk Factors” of this Report. With regard to patents relating to our Government Communications Systems segment, the U.S. Government often has an irrevocable, non-exclusive, royalty-free license, pursuant to which the U.S. Government may use or authorize others to use the inventions covered by such patents. Pursuant to similar arrangements, the U.S. Government may consent to our use of inventions covered by patents owned by other persons. Numerous trademarks used on or in connection with our products are also considered to be a valuable asset.

Environmental and Other Regulations
Our facilities and operations are subject to numerous domestic and international laws and regulations designed to protect the environment, particularly with regard to wastes and emissions. The applicable environmental laws and regulations are common within the industries and markets in which we operate and serve. We believe that we have complied with these requirements and that such compliance has not had a material adverse effect on our results of operations, financial condition or cash flows. Based upon currently available information, we do not expect expenditures over the next several years to protect the environment and to comply with current environmental laws and regulations, as well as to comply with current and pending climate control legislation, regulation, treaties and accords, to have a material impact on our competitive position or financial condition, but we can give no assurance that such expenditures will not exceed current expectations. If future treaties, laws and regulations contain more stringent requirements than presently anticipated, actual expenditures may be higher than our present estimates of those expenditures. We have installed waste treatment facilities and pollution control equipment to satisfy legal requirements and to achieve our waste minimization and prevention goals. We did not spend material amounts on environmental capital projects in fiscal 2010, fiscal 2009 or fiscal 2008. A portion of our environmental expenditures relates to discontinued operations for which we have retained certain environmental liabilities. We currently expect that amounts to be spent for environmental-related capital projects will not be material in fiscal 2011. These amounts may increase in future years. Additional information regarding environmental and regulatory matters is set forth in “Item 3. Legal Proceedings” of this Report and in Note 1: Significant Accounting Policies in the Notes.

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

Broadcast and wireless communications (whether TV, radio, satellite or telecommunications) are also subject to governmental regulation. Equipment produced by our Broadcast Communications and RF Communications segments, in particular, is subject to domestic and international requirements to avoid interference among users of radio and television frequencies and to permit interconnection of telecommunications equipment. Additionally, our managed satellite communications services business holds licenses for very small aperture terminals (“VSATs”) and satellite earth stations, which authorize operation of networks and teleports. We are also required to comply with technical operating and licensing requirements that pertain to our wireless licenses and operations. We believe that we have complied with such rules and regulations and licenses with respect to our existing products and services, and we intend to comply with such rules and regulations and licenses with respect to our future products and services. Governmental reallocation of the frequency spectrum also could impact our business, financial condition and results of operations.

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

Employees
We employed approximately 15,800 employees at the end of fiscal 2010 compared with approximately 15,400 employees at the end of fiscal 2009. Approximately 91 percent of our employees as of the end of fiscal 2010 were located in the United States. A significant number of employees in our Government Communications Systems segment possess a U.S. Government security clearance. We also utilize a number of independent contractors. None of our employees in the United States is represented by a labor union. In certain international subsidiaries, our employees are represented by workers’ councils or statutory labor unions. In general, we believe that our relations with our employees are good.

Website Access to Harris Reports; Available Information
General.  We maintain an Internet website at http://www.harris.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our website as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). We also will provide the reports in electronic or paper form free of charge upon request. We also make available free of charge on our website our annual report to shareholders and proxy statement. Our website and the information posted thereon are not incorporated into this Report or any current or other periodic report that we file with or furnish to the SEC. All reports we file with or furnish to the SEC also are available free of charge via the SEC’s electronic data gathering and retrieval (“EDGAR”) system available through the SEC’s website at http://www.sec.gov.

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

Certifications.  We have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Report. In addition, an annual CEO certification was submitted by our Chief Executive Officer to the New York Stock Exchange (“NYSE”) in November 2009 in accordance with the NYSE’s listing standards, which included a certification that he was not aware of any violation by Harris of the NYSE’s corporate governance listing standards.

ITEM 1A.	RISK FACTORS.

We have described many of the trends and other factors that we believe could impact our business and future results in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report. In addition, our business, operating results, cash flows and financial condition are subject to, and could be materially adversely affected by, various risks and uncertainties, including, without limitation, those set forth below, any one of which could cause our actual results to vary materially from recent results or our anticipated future results.

We depend on U.S. Government customers for a significant portion of our revenue, and the loss of this relationship or a shift in U.S. Government funding priorities could have adverse consequences on our future business.
We are highly dependent on sales to U.S. Government customers. The percentage of our net revenue that was derived from sales to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales through the U.S. Government, whether directly or through prime contractors, was approximately 76 percent in fiscal 2010 and 79 percent in both fiscal 2009 and fiscal 2008. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government would significantly reduce our revenue. Our U.S. Government programs must compete with programs managed by other government contractors for limited resources and for uncertain levels of funding. Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government and will continue these efforts in the future, and the U.S. Government may choose to use other contractors. We expect that a majority of the business that we seek in the foreseeable future will be awarded through competitive bidding. The U.S. Government has increasingly relied on certain types of contracts that are subject to a competitive bidding process, including IDIQ, GWAC, GSA Schedule and other multi-award contracts, which has resulted in greater competition and increased pricing pressure. We operate in highly competitive markets and our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas, and we may not be able to continue to win competitively awarded contracts or to obtain task orders under multi-award contracts. Further, the competitive bidding process involves significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us, and the risk that we may fail to accurately estimate the resources and costs required to fulfill any contract awarded to us. Following any contract award, we may experience significant expense or delay, contract modification or contract rescission as a result of our competitors protesting or challenging contracts awarded to us in competitive bidding. We also compete with the U.S. Government’s own capabilities and federal non-profit contract research centers. Budget decisions made by the U.S. Government are outside of our control and have long-term consequences for our business. A shift in U.S. Government spending priorities or an increase in non-procurement spending at the expense of our programs (for example, through “in-sourcing”), or a reduction in total U.S. Government spending, could have material adverse consequences on our future business.

We depend significantly on U.S. Government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited. The termination or failure to fund one or more of these contracts could have an adverse impact on our business.
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
We have a number of firm fixed-price contracts. In fiscal 2010 and fiscal 2009, approximately 38 percent and 36 percent, respectively, of the total combined revenue of our RF Communications and Government Communications Systems segments was from fixed-price contracts. These contracts allow us to benefit from cost savings, but they carry the risk of potential cost overruns because we assume all of the cost burden. If our initial estimates are incorrect, we can lose money on these contracts. U.S. Government contracts can expose us to potentially large losses because the U.S. Government can hold us responsible for completing a project or, in certain circumstances, paying the entire cost of its replacement by another provider regardless of the size or foreseeability of any cost overruns that occur over the life of the contract. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. The United States also may experience a significant increase in inflation. A significant increase in inflation rates could have a significant adverse impact on the profitability of these contracts. Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts we may not realize their full benefits. Our results of operations are dependent on our ability to maximize our earnings from our contracts. Cost overruns could have an adverse impact on our financial results. The potential impact of such risk on our financial results would increase if the mix of our contracts and programs shifted toward a greater percentage of firm fixed-price contracts.

We derive a significant portion of our revenue from international operations and are subject to the risks of doing business internationally, including fluctuations in currency exchange rates.
We are dependent on sales to customers outside the United States. In fiscal 2010, fiscal 2009 and fiscal 2008, revenue from products exported from the U.S. or manufactured abroad was 14 percent, 20 percent and 17 percent, respectively, of our total revenue. Approximately 41 percent of our international business in fiscal 2010 was transacted in local currency. Losses resulting from currency rate fluctuations can adversely affect our results. We expect that international revenue will continue to account for a significant portion of our total revenue. Also, a significant portion of our international revenue is in less-developed countries. We are subject to risks of doing business internationally, including:

•	Currency exchange controls, fluctuations of currency and currency revaluations;
•	The laws, regulations and policies of foreign governments relating to investments and operations, as well as U.S. laws affecting the activities of U.S. companies abroad, including the Foreign Corrupt Practices Act;
•	Changes in regulatory requirements, including imposition of tariffs or embargoes, export controls and other trade restrictions;
•	Uncertainties and restrictions concerning the availability of funding, credit or guarantees;
•	The complexity and necessity of using international dealers, distributors, sales representatives and consultants;
•	The difficulty of managing an organization doing business in many countries;
•	Import and export licensing requirements and regulations, as well as unforeseen changes in export regulations;
•	Uncertainties as to local laws and enforcement of contract and intellectual property rights and occasional requirements for onerous contract clauses; and
•	Rapid changes in government, economic and political policies, political or civil unrest, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation.

Our reputation and ability to do business may be impacted by the improper conduct of our employees, agents or business partners.
We have implemented extensive compliance controls, policies and procedures designed to prevent reckless or criminal acts from being committed by our employees, agents or business partners that would violate the laws of the jurisdictions in which we operate, including laws governing payments to government officials (such as the Foreign Corrupt Practices Act), and to detect any such reckless or criminal acts committed. We cannot ensure, however, that our controls, policies and procedures will prevent or detect all such reckless or criminal acts. If not prevented, such reckless or criminal acts could subject us to civil or criminal investigations and monetary and non-monetary penalties and could have a material adverse effect on our ability to conduct business, our results of operations and our reputation.

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

We believe that, in order to remain competitive in the future, we will need to continue to develop new products and technologies, requiring the investment of significant financial resources. The need to make these expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures ultimately will lead to the timely development of new products or technologies. Due to the design complexity of some of our products and technologies, we may experience delays in completing development and introducing new products or technologies in the future. Any delays could result in increased costs of development or redirect resources from other projects. In addition, we cannot provide assurances that the markets for our products or technologies will develop as we currently anticipate. The failure of our products or technologies to gain market acceptance could significantly reduce our revenue and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing products or technologies that gain market acceptance in advance of our products or technologies, or that our competitors will not develop new products or technologies that cause our existing products or technologies to become non-competitive or obsolete, which could adversely affect our results of operations. The future direction of the domestic and global economies, including its impact on customer demand, also will have a significant impact on our overall performance.

We participate in markets that are often subject to uncertain economic conditions, which makes it difficult to estimate growth in our markets and, as a result, future income and expenditures.
We participate in U.S. and international markets that are subject to uncertain economic conditions. As a result, it is difficult to estimate the level of growth in the markets in which we participate. Because all components of our budgeting and forecasting are dependent upon estimates of growth in the markets we serve, the uncertainty renders estimates of future income and expenditures even more difficult. As a result, we may make significant investments and expenditures but never realize the anticipated benefits.

We cannot predict the consequences of future geo-political events, but they may adversely affect the markets in which we operate, our ability to insure against risks, our operations or our profitability.
Ongoing instability and current conflicts in the Middle East and Asia and the potential for further conflicts and future terrorist activities and other recent geo-political events throughout the world have created economic and political uncertainties that could have a material adverse effect on our business, operations and profitability. These matters cause uncertainty in the world’s financial and insurance markets and may increase significantly the political, economic and social instability in the geographic areas in which we operate. These matters also have caused the premiums charged for our insurance coverages to increase and may cause further increases or some coverages to be unavailable altogether.

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

Disputes with our subcontractors and the inability of our subcontractors to perform, or our key suppliers to timely deliver our components, parts or services, could cause our products or services to be produced or delivered in an untimely or unsatisfactory manner.
On many of our contracts, we engage subcontractors. We may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontract, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of the personnel of a subcontractor or vice versa or the subcontractor’s failure to comply with applicable law. In addition, there are certain parts, components and services for many of our products and services which we source from other manufacturers or vendors. Some of our suppliers, from time to time, experience financial and operational difficulties, which may impact their ability to supply the materials, components, subsystems and services that we require. Any inability to develop alternative sources of supply on a cost-effective and timely basis could materially impair our ability to manufacture and deliver products and services to our customers. We can give no assurances that we will be free from disputes with our subcontractors, material supply problems or component, subsystems or services problems in the future. Also, our subcontractors and other suppliers may not be able to acquire or maintain the quality of the materials, components, subsystems and services they supply, which might result in greater product returns, service problems and warranty claims and could harm our business, financial condition and results of operations.

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
We are defendants in a number of litigation matters and, from time to time, are involved in a number of arbitrations. These actions may divert financial and management resources that would otherwise be used to benefit our operations. No assurances can be given that the results of these or new matters will be favorable to us. An adverse resolution of lawsuits or arbitrations could have a material adverse effect on our financial condition and results of operations.

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

The effects of the recent recession in the United States and general downturn in the global economy could have an adverse impact on our business, operating results or financial condition.
The United States economy has recently experienced a recession and there has been a general downturn in the global economy. Although governments worldwide, including the U.S. Government, have initiated sweeping economic plans, we are unable to predict the impact, severity and duration of these economic events. The continuing effects of the recent recession or a worsening of economic conditions could have an adverse impact on our business, operating results or financial condition in a number of ways. Possible effects of these economic events include the following:

•	The U.S. Government could reprioritize its spending away from the government programs in which we participate;
•	We may experience declines in revenues, profitability and cash flows as a result of reduced orders, payment delays or other factors caused by the economic problems of our customers and prospective customers (including U.S. state and local governments);
•	We may experience supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and subcontractors; and
•	We may incur increased costs or experience difficulty with future borrowings under our commercial paper program or credit facilities or in the debt markets, or otherwise with financing our operating, investing (including any future acquisitions) or financing activities.

We have significant operations in Florida and other locations that could be materially and adversely impacted in the event of a natural disaster or other significant disruption.
Our corporate headquarters and significant operations of our Government Communications Systems segment are located in Florida, where major hurricanes have occurred. Our worldwide operations could be subject to natural disasters or other significant disruptions, including hurricanes, typhoons, tsunamis, floods, earthquakes, fires, water shortages, other extreme weather conditions, medical epidemics, acts of terrorism, power shortages and blackouts, telecommunications failures, cyber attacks and other natural and manmade disasters or disruptions. In the event of such a natural disaster or other disruption, we could experience disruptions or interruptions to our operations or the operations of our suppliers, subcontractors, distributors, resellers or customers; destruction of facilities; and/or loss of life, all of which could materially increase our costs and expenses and materially adversely affect our business, financial condition and results of operations.

We could be negatively impacted by a security breach, through cyber attack, cyber intrusion or otherwise, or other significant disruption of our IT networks and related systems or of those we operate for certain of our customers.
We face the risk, as does any company, of a security breach, whether through cyber attack or cyber intrusion over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization, or with persons with access to systems inside our organization, or other significant disruption of our IT networks and related systems. We face an added risk of a security breach or other significant disruption of the IT networks and related systems that we develop, install, operate and maintain for certain of our customers, which may involve managing and protecting information relating to national security and other sensitive government functions. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. As a communications and IT company, and particularly as a government contractor, we face a heightened risk of a security breach or disruption from threats to gain unauthorized access to our and our customers’ proprietary or classified information on our IT networks and related systems and to the IT networks and related systems that we operate and maintain for certain of our customers. These types of information and IT networks and related systems are critical to the operation of our business and essential to our ability to perform day-to-day operations, and in some cases are critical to the operations of certain of our customers. Although we make significant efforts to maintain the security and integrity of these types of information and IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. A security breach or other significant disruption involving these types of information and IT networks and related systems could:

•	Disrupt the proper functioning of these networks and systems and therefore our operations and/or those of certain of our customers;
•	Result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or our customers, including trade secrets, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;
•	Compromise national security and other sensitive government functions;
•	Require significant management attention and resources to remedy the damages that result;
•	Subject us to claims for contract breach, damages, credits, penalties or termination; or
•	Damage our reputation among our customers (particularly agencies of the U.S. Government and potential customers of our Cyber Integrated Solutions business) and the public generally,

Any or all of which could have a negative impact on our results of operations, financial condition and cash flows.

We rely on third parties to provide satellite bandwidth for our managed satellite communications services, and any bandwidth constraints could harm our business, financial condition and results of operations.
In our managed satellite communications services business, we compete for satellite bandwidth with other commercial entities, such as other satellite communications services providers and broadcasting companies, and with governmental entities, such as the military. In certain markets and at certain times, satellite bandwidth may be limited and/or pricing of satellite bandwidth could be subject to competitive pressure. In such cases, we may be unable to secure sufficient bandwidth needed to provide our managed satellite communications services, either at favorable rates or at all. This inability could harm our business, financial condition and results of operations.

Changes in future business conditions could cause business investments and/or recorded goodwill to become impaired, resulting in substantial losses and write-downs that would reduce our results of operations.
As part of our overall strategy, we will, from time to time, acquire a minority or majority interest in a business. These investments are made upon careful analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining acquisition price. After acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Goodwill accounts for approximately 33 percent of our recorded total assets as of July 2, 2010. We evaluate the recoverability of recorded goodwill amounts annually, as well as when we change reporting segments and when events or circumstances indicate there may be an impairment. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting segment cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. For additional information on accounting policies we have in place for goodwill impairment, see our discussion under “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report and Note 1: Significant Accounting Policies and Note 22: Impairment of Goodwill and Other Long-Lived Assets in the Notes.

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

Our principal executive offices are located at owned facilities in Melbourne, Florida. As of July 2, 2010, we operated approximately 138 locations in the United States, Canada, Europe, Central and South America and Asia, consisting of about 7.5 million square feet of manufacturing, administrative, research and development, warehousing, engineering and office space, of which approximately 5.1 million square feet were owned and approximately 2.4 million square feet were leased. There are no material encumbrances on any of our facilities. Our leased facilities are, for the most part, occupied under leases for remaining terms ranging from one month to 10 years, a majority of which can be terminated or renewed at no longer than five-year intervals at our option. As of July 2, 2010, we had major operations at the following locations:

RF Communications — Rochester, New York; Henrietta, New York; Lynchburg, Virginia; Forest, Virginia; Chelmsford, Massachusetts; and Columbia, Maryland.

Government Communications Systems — Palm Bay, Florida; Melbourne, Florida; Malabar, Florida; Harrisonburg, Virginia; Chantilly, Virginia; Dulles, Virginia; Largo, Maryland; Alexandria, Virginia; Herndon, Virginia; Colorado Springs, Colorado; Calgary, Canada; Falls Church, Virginia; Annapolis Junction, Maryland; and Bellevue, Nebraska.

Broadcast Communications — Quincy, Illinois; Mason, Ohio; Toronto, Canada; Englewood, Colorado; Pottstown, Pennsylvania; Waterloo, Canada; and Los Angeles, California.

Corporate — Melbourne, Florida and Winnerish, United Kingdom.

The following is a summary of the approximate floor space of our offices and facilities in productive use, by segment, at July 2, 2010 (in millions):

	Approximate	Approximate
	Sq. Ft. Total	Sq. Ft. Total
Segment	Owned	Leased	Total

RF Communications	1.4	0.9	2.3
Government Communications Systems	2.8	1.0	3.8
Broadcast Communications	0.5	0.4	0.9
Corporate	0.4	0.1	0.5

Total	5.1	2.4	7.5

In the opinion of management, our facilities, whether owned or leased, are suitable and adequate for their intended purposes and have capacities adequate for current and projected needs. While we have some unused or under-utilized facilities, they are not considered significant. The facilities owned by our RF Communications segment include a recently acquired manufacturing facility located in Henrietta, New York that, as of July 2, 2010, was undergoing construction for anticipated use beginning in early fiscal 2012. We frequently review our anticipated requirements for facilities and will, from time to time, acquire additional facilities, expand existing facilities, and dispose of existing facilities or parts thereof, as management deems necessary. For more information about our lease obligations, see Note 18: Lease Commitments in the Notes. Our facilities and other properties are generally maintained in good operating condition.

ITEM 3.	LEGAL PROCEEDINGS.

General.  From time to time, as a normal incident of the nature and kind of businesses in which we are, and were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; the sale or use of products containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. While it is not feasible to predict the outcome of these matters with certainty, and some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us, based upon available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at July 2, 2010 are reserved against, covered by insurance or would not have a material adverse effect on our financial condition, results of operations or cash flows.

U.S. Government Business.  U.S. Government contractors, such as us, are engaged in supplying goods and services to the U.S. Government and its various agencies. We are therefore dependent on Congressional appropriations and administrative allotment of funds and may be affected by changes in U.S. Government policies. U.S. Government contracts typically involve long lead times for design and development, are subject to significant changes in contract scheduling and may be unilaterally modified or cancelled by the U.S. Government. Often these contracts call for successful design and production of complex and technologically advanced products or systems. We may participate in supplying goods and services to the U.S. Government as either a prime contractor or as a subcontractor to a prime contractor. Disputes may arise between the prime contractor and the U.S. Government and the prime contractor and its subcontractors and may result in litigation or arbitration between the contracting parties.

Generally, U.S. Government contracts are subject to procurement laws and regulations, including the Federal Acquisition Regulation (“FAR”), which outline uniform policies and procedures for acquiring goods and services by the U.S. Government, and specific agency acquisition regulations that implement or supplement the FAR, such as the Defense Federal Acquisition Regulations. As a U.S. Government contractor, our contract costs are audited and reviewed on a continuing basis by the Defense Contract Audit Agency (“DCAA”). The DCAA also reviews the adequacy of, and a U.S. Government contractor’s compliance with, the contractor’s internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. In addition to these routine audits, from time to time, we may, either individually or in conjunction with other U.S. Government contractors, be the subject of audits and investigations by other agencies of the U.S. Government. These audits and investigations are conducted to determine if our performance and administration of our U.S. Government contracts are compliant with applicable contractual requirements and procurement and other applicable Federal laws and regulations. These investigations may be conducted without our knowledge. We are unable to predict the outcome of such investigations or to estimate the amounts of resulting claims or other actions that could be instituted against us, our officers or employees. Under present U.S. Government procurement laws and regulations, if indicted or adjudged in violation of procurement or other Federal laws, a contractor, such as us, or one or more of our operating divisions or subdivisions, could be subject to fines, penalties, repayments, or compensatory or treble damages. U.S. Government regulations also provide that certain findings against a contractor may lead to suspension or debarment from eligibility for awards of new U.S. Government contracts for up to three years. Suspension or debarment would have a material adverse effect on us because of our reliance on U.S. Government contracts. In addition, our export privileges could be suspended or revoked. Suspension or revocation of our export privileges also would have a material adverse effect on us. For further discussion of risks relating to U.S. Government contracts, see “Item 1A. Risk Factors” of this Report.

International.  As an international company, we are, from time to time, the subject of investigations relating to our international operations, including under the U.S. export control laws, the U.S. Foreign Corrupt Practices Act and similar U.S. and international laws.

Environmental.  We are subject to numerous U.S. Federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. We own, previously owned or are currently named as a potentially responsible party at 14 such sites, excluding sites as to which our records disclose no involvement or as to which our liability has been finally determined. While it is not feasible to predict the outcome of many of these proceedings, in the opinion of our management, any payments we may be required to make as a result of such claims in existence at July 2, 2010 will not have a material adverse effect on our financial condition, results of operations or cash flows. Additional information regarding environmental matters is set forth in Note 1: Significant Accounting Policies in the Notes, which Note is incorporated herein by reference, and in “Item 1. Business — Environmental and Other Regulations” of this Report.

HSTX Securities Litigation.  HSTX and certain of its current and former officers and directors, including certain current Harris officers, were named as defendants in a federal securities class action complaint filed on September 15, 2008 in the United States District Court for the District of Delaware by plaintiff Norfolk County Retirement System on behalf of an alleged class of purchasers of HSTX securities from January 29, 2007 to July 30, 2008, including shareholders of Stratex Networks, Inc. (“Stratex”) who exchanged shares of Stratex for shares of HSTX as part of the combination between Stratex and our former Microwave Communications Division to form HSTX. Similar complaints were filed in the United States District Court for the District of Delaware on October 6, 2008 and October 30, 2008. The complaints were consolidated in a slightly expanded complaint filed on July 29, 2009 that, among other things, added Harris Corporation as a defendant. This action relates to public disclosures made by HSTX on January 30, 2007 and July 30, 2008, which included the restatement of HSTX’s financial statements for the first three fiscal quarters of its fiscal 2008 (the quarters ended March 28, 2008, December 28, 2007 and September 28, 2007) and for its fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005 due to accounting errors. The consolidated complaint alleged violations of Section 10(b) and Section 20(a) of the Exchange Act and of Rule 10b-5 promulgated thereunder, as well as violations of Section 11 and Section 15 of the Securities Act, and sought, among other relief, determinations that the action is a proper class action, unspecified compensatory damages and reasonable attorneys’ fees and costs. We believe that the defendants have meritorious defenses to these actions and the defendants intend to defend the litigation vigorously.

ITEM 4.	(REMOVED AND RESERVED).

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, position held with us, and principal occupation and employment during at least the past 5 years for each of our executive officers as of August 27, 2010, are as follows:

Name and Age	Position Currently Held and Past Business Experience

Howard L. Lance, 54	Chairman of the Board, President and Chief Executive Officer since June 2003. President and Chief Executive Officer from February 2003 to June 2003. Formerly President of NCR Corporation and Chief Operating Officer of its Retail and Financial Group from July 2001 to October 2002. Prior to July 2001, Mr. Lance served for 17 years with Emerson Electric Company, where he held increasingly senior management positions with different divisions of the company, and was named Executive Vice President for Emerson’s Electronics and Telecommunications businesses in 1999. Mr. Lance is a director of Stryker Corporation and Eastman Chemical Company.
Robert K. Henry, 63	Executive Vice President since June 2010. Executive Vice President and Chief Operating Officer from May 2007 to May 2010. Executive Vice President from July 2006 to May 2007. Senior Vice President from March 2003 to July 2006. President — Government Communications Systems Division from July 1999 to May 2007. Vice President — General Manager of the Communications Systems Division of the Electronic Systems Sector from 1997 to 1999. Formerly with Sanders, a Lockheed Martin company from 1995 to 1997, in various positions of increasing responsibility, including Vice President of Engineering and Vice President — General Manager, Information Systems Division. Technical Operations Director, Martin Marietta, from 1993 to 1995. Business Interface South Manager, GE Aerospace, from 1990 to 1993.
Daniel R. Pearson, 58	Executive Vice President and Chief Operating Officer since June 2010. Group President, Government Communications Systems from July 2008 to May 2010. Group President, Defense Communications and Electronics from May 2007 to June 2008. Group President — Defense Communications from July 2006 to May 2007. President — Department of Defense Programs, Government Communications Systems Division from November 2003 to July 2006. President — Network Support Division from June 2000 to November 2003. Mr. Pearson joined Harris in 1977.
Gary L. McArthur, 50	Senior Vice President and Chief Financial Officer since September 2008. Vice President and Chief Financial Officer from March 2006 to September 2008. Vice President — Finance and Treasurer from January 2005 to March 2006. Vice President — Corporate Development from January 2001 to January 2005. Director — Corporate Development from March 1997 to December 2000. Formerly, Chief Financial Officer of 3D/EYE Inc. from 1996 to 1997. Executive Director — Mexico, Nextel from 1995 to 1996. Director — Mergers and Acquisitions, Nextel from 1993 to 1995. Prior to 1993, Mr. McArthur held various positions with Lehman Brothers, Inc., Cellcom Corp. and Deloitte & Touche.
Jeffrey S. Shuman, 56	Senior Vice President, Human Resources and Corporate Relations since June 2010. Vice President, Human Resources and Corporate Relations from August 2005 to May 2010. Formerly with Northrop Grumman as Vice President of Human Resources and Administration, Information Technology Sector from March 2001 to August 2005; and Senior Vice President of Human Resources Information Systems Group, Litton Inc. from September 1999 to March 2001. Prior to that, with Honeywell International/Allied Signal Corporation as Vice President — Human Resources for Allied Signal’s technical services business from February 1997 to September 1999 and Director, Human Resources, Allied Signal from January 1995 to February 1997. President, Management Recruiters International of Orange County from 1994 to 1995. Prior to 1994, Mr. Shuman held various positions with Avon Products, Inc.
Eugene S. Cavallucci, 63	Vice President, General Counsel since October 2004. Vice President — Counsel, Government Operations and Director of Business Conduct from July 1999 to October 2004. Vice President — Sector Counsel from August 1992 to June 1999. Mr. Cavallucci joined Harris in 1990.

Name and Age	Position Currently Held and Past Business Experience

Sheldon J. Fox, 51	Group President, Government Communications Systems since June 2010. President, National Intelligence Programs, Government Communications Systems from December 2007 to May 2010. President, Defense Programs, Government Communications Systems from May 2007 to December 2007. Vice President and General Manager, Department of Defense Programs, Government Communications Systems Division from July 2006 to April 2007. Vice President of Programs, Department of Defense Communications Systems, Government Communications Systems Division from July 2005 to June 2006. Mr. Fox joined Harris in 1984.
Dana A. Mehnert, 48	Group President, RF Communications since May 2009. President, RF Communications from July 2006 to May 2009. Vice President and General Manager — Government Products Business, RF Communications from July 2005 to July 2006. Vice President and General Manager — Business Development and Operations, RF Communications from January 2005 to July 2005. Vice President — Defense Operations, RF Communications from January 2004 to January 2005. Vice President — International Operations, RF Communications from November 2001 to January 2004. Vice President/Managing Director — International Government Sales Operations for Harris’ regional sales organization from September 1999 to November 2001. Vice President — Marketing and International Sales, RF Communications from August 1997 to September 1999. Vice President — Worldwide Marketing, RF Communications from July 1996 to July 1997. Vice President — International Sales, RF Communications from November 1995 to June 1996. Mr. Mehnert joined Harris in 1984.
Lewis A. Schwartz, 47	Vice President, Principal Accounting Officer since October 2006. Principal Accounting Officer from October 2005 to October 2006. Assistant Controller from October 2003 to October 2005. Director, Corporate Accounting from August 1999 to October 2003. Director, Corporate Planning from January 1997 to August 1999. Mr. Schwartz joined Harris in 1992. Formerly, Mr. Schwartz was with Ernst & Young LLP from 1986 to 1992.

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

Market Information and Price Range of Common Stock
Our common stock, par value $1.00 per share, is listed and traded on the NYSE, under the ticker symbol “HRS.” According to the records of our transfer agent, as of August 27, 2010, there were approximately 6,113 holders of record of our common stock. The high and low sales prices of our common stock as reported on the NYSE consolidated transactions reporting system and the dividends paid on our common stock for each quarterly period in our last two fiscal years are reported below:

			Cash
	High	Low	Dividends

Fiscal 2010
First Quarter	$39.42	$26.11	$0.22
Second Quarter	$48.25	$35.88	0.22
Third Quarter	$49.67	$42.67	0.22
Fourth Quarter	$54.50	$40.24	0.22

			$0.88

Fiscal 2009
First Quarter	$55.00	$42.00	$0.20
Second Quarter	$47.52	$27.56	0.20
Third Quarter	$45.25	$27.38	0.20
Fourth Quarter	$32.22	$27.22	0.20

			$0.80

On August 27, 2010, the last sale price of our common stock as reported in the NYSE consolidated transactions reporting system was $42.87 per share.

Dividends
The cash dividends paid on our common stock for each quarter in our last two fiscal years are set forth in the tables above. On August 28, 2010, our Board of Directors increased the quarterly cash dividend rate on our common stock from $.22 per share to $.25 per share, for an annualized cash dividend rate of $1.00 per share and declared a quarterly cash dividend of $.25 per share, which will be paid on September 17, 2010 to holders of record on September 8, 2010. Our annualized cash dividend rate was $.88 per share, $.80 per share and $.60 per share in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect that cash dividends will continue to be paid in the near future, but we can give no assurances. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant.

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

The performance graph and table below compare the five-year cumulative total return of our common stock with the comparable five-year cumulative total returns of the Standard & Poor’s 500 Composite Stock Index (“S&P 500”), the Standard & Poor’s 500 Information Technology Sector Index (“S&P 500 Information Technology”) and the Standard & Poor’s 500 Aerospace & Defense Index (“S&P 500 Aerospace & Defense”). The figures in the performance graph and table below assume an initial investment of $100 at the close of business on July 1, 2005 in Harris, the S&P 500, the S&P 500 Information Technology and the S&P 500 Aerospace & Defense and the reinvestment of all dividends, including, with respect to our common stock, the Spin-off dividend. For purposes of calculating the cumulative total return of our common stock, the then-current market value of the HSTX shares distributed in the Spin-off was deemed to have been reinvested on the May 27, 2009 Spin-off date in shares of our common stock.

We have included the S&P 500 because we are a company within the S&P 500, and we have included the S&P 500 Information Technology as a relevant published industry index. In addition, we have included the S&P 500 Aerospace & Defense because we believe that this index is representative of certain other companies competing with us or otherwise participating in markets we serve, and therefore may also provide a fair basis for comparison with us and be relevant to an assessment of our performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG
HARRIS, S&P 500, S&P 500 INFORMATION TECHNOLOGY AND S&P 500 AEROSPACE & DEFENSE

HARRIS FISCAL YEAR END	2005	2006	2007	2008	2009	2010
Harris	$100	132	175	166	99	146

S&P 500	$100	108	131	113	82	95

S&P 500 Information Technology	$100	101	127	119	94	110

S&P 500 Aerospace & Defense	$100	120	149	131	97	122

Sales of Unregistered Securities
During fiscal 2010, we did not issue or sell any unregistered securities.

Issuer Purchases of Equity Securities
During fiscal 2010, we repurchased 4,779,411 shares of our common stock under our repurchase program at an average price per share of $41.81, excluding commissions. During fiscal 2009, we repurchased 2,722,438 shares of our common stock under our repurchase program at an average price per share of $45.88, excluding commissions. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired.

The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended July 2, 2010:

				Maximum
				approximate
			Total number of	dollar value
			shares purchased as	of shares that may
			part of publicly	yet be purchased
	Total number of	Average price	announced plans or	under the plans or
Period*	shares purchased	paid per share	programs (1)	programs (1)
Month No. 1
(April 3, 2010 — April 30, 2010)
Repurchase programs (1)	None	n/a	None	$500,501,229
Employee transactions (2)	10,145	$49.49	n/a	n/a

Month No. 2
(May 1, 2010 — May 28, 2010)
Repurchase programs (1)	1,075,639	$46.46	1,075,639	$450,522,775
Employee transactions (2)	207,241	$51.45	n/a	n/a

Month No. 3
(May 29, 2010 — July 2, 2010)
Repurchase programs (1)	None	n/a	None	$450,522,775
Employee transactions (2)	17,207	$48.08	n/a	n/a

Total	1,310,232	$47.30	1,075,639	$450,522,775

*	Periods represent our fiscal months.

(1)	On March 2, 2009, we announced that on February 27, 2009, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $600 million in shares of our stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. Our repurchase program does not have a stated expiration date. The approximate dollar amount of our stock that may yet be purchased under our repurchase program as of July 2, 2010 was $450,522,775 (as reflected in the table above). Our repurchase program has resulted, and is expected to continue to result, in repurchases in excess of offsetting the dilutive effect of shares issued under our share-based incentive plans. However, the level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. As a matter of policy, we do not repurchase shares during the period beginning on the 15th day of the third month of a fiscal quarter and ending two days following the public release of earnings and financial results for such fiscal quarter.

(2)	Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised stock options, (b) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance shares or restricted shares which vested during the quarter, (c) performance or restricted shares returned to us upon retirement or employment termination of employees or (d) shares of our common stock purchased by, or sold to us by, the Harris Corporation Master Rabbi Trust, with the trustee thereof acting at our direction, to fund obligations of the Rabbi Trust under our deferred compensation plans. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.

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

The following table summarizes our selected historical financial information for each of the last five fiscal years. All amounts presented have been restated on a continuing operations basis. Discontinued operations are more fully discussed in Note 3: Discontinued Operations in the Notes. The selected financial information shown below has been derived from our audited Consolidated Financial Statements, which for data presented for fiscal years 2010 and 2009 are included elsewhere in this Report. This table should be read in conjunction with our other financial information, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying Notes, included elsewhere in this Report.

	Fiscal Years Ended
	2010 (1)	2009 (2)	2008 (3)	2007 (4)	2006 (5)
	(In millions, except per share amounts)

Results of Operations
Revenue from product sales and services	$5,206.1	$5,005.0	$4,596.1	$3,737.9	$3,133.3
Cost of product sales and services	3,334.4	3,420.2	3,145.6	2,519.8	2,125.8
Interest expense	72.1	52.8	53.1	38.9	35.5
Income from continuing operations before income taxes	840.3	485.3	667.5	518.1	413.3
Income taxes	278.7	172.9	214.0	170.9	142.7
Income from continuing operations	561.6	312.4	453.5	347.2	270.6
Income (loss) from discontinued operations, net of income taxes	—	(274.5)	(9.3)	133.2	(32.7)
Net income	561.6	37.9	444.2	480.4	237.9
Average shares outstanding (diluted)	130.0	133.0	136.2	141.1	141.6
Per Share Data (Diluted)
Income from continuing operations	$4.28	$2.33	$3.31	$2.49	$1.94
Income (loss) from discontinued operations, net of income taxes	—	(2.05)	(.07)	.94	(.23)
Net income	4.28	.28	3.24	3.43	1.71
Cash dividends	.88	.80	.60	.44	.32
Financial Position at Fiscal Year-End
Net working capital	$952.8	$749.7	$814.5	$23.5	$586.5
Net property, plant and equipment	609.7	543.2	407.2	379.2	341.6
Long-term debt	1,176.6	1,177.3	828.0	400.1	699.5
Total assets	4,734.7	4,465.1	4,627.5	4,406.0	3,142.3
Equity	2,190.1	1,869.1	2,604.3	2,230.7	1,662.1
Book value per share	17.18	14.23	19.49	17.22	12.51

(1)	Results for fiscal 2010 included: a $14.5 million after-tax ($.11 per diluted share) charge for integration costs and other costs in our RF Communications segment associated with our acquisition of Wireless Systems, and a $5.4 million after-tax ($.04 per diluted share) charge for integration and other costs in our Government Communications Systems segment associated with our acquisitions of Crucial, SolaCom ATC, Patriot, SignaCert and CapRock.

(2)	Results for fiscal 2009 included: a $196.7 million after-tax ($1.48 per diluted share) non-cash charge for impairment of goodwill and other long-lived assets in our Broadcast Communications segment; a $6.0 million after-tax ($.04 per diluted share) charge for integration and other costs in our RF Communications segment associated with our acquisition of Wireless Systems; an $18.0 million after-tax ($.14 per diluted share) charge, net of government cost reimbursement, for company-wide cost-reduction actions; and a $6.5 million after-tax ($.05 per diluted share) favorable impact from the settlement of the U.S. Federal income tax audit of fiscal year 2007.

(3)	Results for fiscal 2008 included: a $47.1 million after-tax ($.34 per diluted share) charge for schedule and cost overruns on commercial satellite reflector programs and a $6.2 million after-tax ($.05 per diluted share) increase to income related to the renegotiation of pricing on an IT services contract in our Government Communications Systems segment; and an $11.0 million after-tax ($.08 per diluted share) favorable impact from the settlement of U.S. Federal income tax audits of fiscal years 2004 through 2006.

(4)	Results for fiscal 2007 included: a $6.0 million after-tax ($.04 per diluted share) charge for cost-reduction actions and a $12.3 million after-tax ($.09 per diluted share) write-down of capitalized software associated with our decision to discontinue an automation software development effort in our Broadcast Communications segment; a $12.9 million after-tax ($.09 per diluted share) write-down of our investment in Terion, Inc. (“Terion”) due to an other-than-temporary impairment; and a $12.0 million after-tax ($.09 per diluted share) favorable impact from the settlement of a tax audit.

(5)	Results for fiscal 2006 included: a $10.2 million after-tax ($.07 per diluted share) charge related to a write-off of in-process research and development costs, lower margins being recognized subsequent to our acquisition due to a step up in inventory recorded as of the acquisition date and other costs associated with our acquisition of Leitch Technology Corporation (“Leitch”) in our Broadcast Communications segment; a $20.0 million after-tax ($.14 per diluted share) charge associated with the consolidation of manufacturing locations and cost-reduction initiatives in our Broadcast Communications segment; a $4.6 million after-tax ($.03 per diluted share) write-down of our passive investments due to other-than-temporary impairments; and a $4.1 million after-tax ($.03 per diluted share) gain from the settlement of intellectual property infringement lawsuits.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The following is a list of the sections of MD&A, together with our perspective on the contents of these sections of MD&A, which we hope will assist in reading these pages:

•	Business Considerations — a general description of our businesses; the value drivers of our businesses and our strategy for achieving value; fiscal 2010 results of operations and liquidity and capital resources key indicators; and industry-wide opportunities, challenges and risks that are relevant to us in the defense, government and broadcast communications markets.

•	Operations Review — an analysis of our consolidated results of operations and of the results in each of our three operating segments, to the extent the operating segment results are helpful to an understanding of our business as a whole, for the three years presented in our financial statements.

•	Liquidity, Capital Resources and Financial Strategies — an analysis of cash flows, common stock repurchases, dividends, capital structure and resources, contractual obligations, off-balance sheet arrangements, commercial commitments, financial risk management, impact of foreign exchange and impact of inflation.

•	Critical Accounting Policies and Estimates — a discussion of accounting policies and estimates that require the most judgment and a discussion of accounting pronouncements that have been issued but not yet implemented by us and their potential impact on our financial position, results of operations and cash flows.

•	Forward-Looking Statements and Factors that May Affect Future Results — cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.

BUSINESS CONSIDERATIONS

General
We are an international communications and information technology company serving government and commercial markets in more than 150 countries. We are dedicated to developing best-in-class assured communications® products, systems and services for global markets. Our company generates revenue, income and cash flows by developing, manufacturing and selling communications products and software as well as providing related services. We sell directly to our customers, the largest of which are U.S. Government customers and their prime contractors, and we utilize agents and intermediaries to sell and market some products and services, especially in international markets.

We structure our operations primarily around the products and services we sell and the markets we serve, and we report the financial results of our continuing operations in the following three business segments:

•	Our RF Communications segment, comprised of our (i) Tactical Radio Communications and (ii) Public Safety and Professional Communications businesses;

•	Our Government Communications Systems segment, comprised of our (i) Defense Programs, (ii) National Intelligence Programs, (iii) Civil Programs and (iv) IT Services businesses; and
•	Our Broadcast Communications segment, comprised of our (i) Workflow, Infrastructure and Networking Solutions, (ii) Media and (iii) Transmission Systems businesses.

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

Financial information with respect to all of our other activities, including corporate costs not allocated to the business segments or discontinued operations, is reported as part of the “Unallocated corporate expense” or “Non-operating income (loss)” line items in our Consolidated Financial Statements and accompanying Notes.

Value Drivers of Our Businesses and Our Strategy for Achieving Value
Harris’ mission statement is as follows: “Harris Corporation will be the best-in-class global provider of mission-critical assured communications® systems and services to both government and commercial customers, combining advanced technology and application knowledge.” We are committed to our mission statement, and we believe that executing our mission statement creates value. Consistent with this commitment to effective execution, we currently focus on these key value drivers:

•	Continuing profitable revenue growth in all segments by introducing new technology-based products, expanding our addressable markets and customer base, and investing in international markets and channels;
•	Leveraging technology transfer across business segments;
•	Achieving operating efficiencies and cost reductions by delivering on supply chain and operations excellence;
•	Making strategic acquisitions to enhance and supplement our products and services portfolios and to gain access to new markets; and
•	Maintaining an efficient capital structure.

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

Government Communications Systems:  Conduct advanced research studies and produce, integrate and support highly reliable, net-centric communications and information technology that solve the mission-critical challenges of our defense, intelligence and civilian U.S. Government customers. Leverage core capabilities such as SATCOM, ground systems, avionics, data links, mission-critical networks, ISR and space systems. Utilize IT Services business scale to address the growing government and commercial services markets. Identify and implement growth opportunities in new markets, including healthcare solutions, cyberspace and commercial managed services. Expand into international markets through joint ventures and strategic acquisitions.

Broadcast Communications:  Focus core operations on a few attractive market segments with high growth potential and more sustainable margins including: production, content management and channel launch. Invest in key international markets including Brazil, China, India and Russia, as well as other countries in Latin America, Asia Pacific and Africa where the transition from analog to digital is just beginning. Invest in new media initiatives such as digital out-of-home networks, sports and live-event venues, mobile handheld devices and full-motion video for government customers.

Leveraging technology transfer across business segments:  One of our strengths is our ability to transfer technology among segments and focus our research and development projects in ways that benefit Harris as a whole. An example of this is our FAME product that utilizes COTS software and hardware developed by our commercial Broadcast Communications segment and applying that technology to government applications where there is a need to gather, store, distribute and analyze increasingly large amounts of ISR data. Another area of focus is cross-selling through segment sales channels and joint pursuits by multiple segments. Other corporate initiatives include joint international market channel development, such as shared distributors and coordinated “go-to-market” strategies.

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

Making strategic acquisitions:  Another key value driver is effective capital allocation by making effective acquisitions and investments to build or complement the strengths in our base businesses and to gain access to new markets. We believe acquisitions may also serve to balance and enhance our portfolio of businesses. On July 30, 2010, after the end of our fiscal 2010, we acquired privately held CapRock, a global provider of mission-critical, managed satellite communications services for the government, energy and maritime markets. CapRock’s highly-reliable solutions include broadband Internet access, VOIP telephony, wideband networking and real-time video, delivered to nearly 2,000 customer sites around the world. The acquisition of CapRock increased the breadth of our assured communications® capabilities, while enabling us to enter new vertical markets and increase our international presence. We will report CapRock within our Government Communications Systems segment. In the fourth quarter of fiscal 2010, we acquired SignaCert, which expanded our position as a leading provider of cyber solutions for U.S. Government and commercial customers, strengthened our cyber leadership team, brings discriminating technology to our cyber portfolio and better positions us to provide trusted, comprehensive solutions that address the national priority of enhancing critical cyber infrastructure. We report SignaCert within our Government Communications Systems segment. In the second quarter of fiscal 2010, we acquired Patriot, which had about 100 employees and expanded our position as a leading provider of integrated and interoperable healthcare IT solutions for the U.S. Government market. Additionally, we believe this acquisition further positions us for providing a comprehensive solution addressing the national priority of integrating the VA and Military Health Systems. We report Patriot within our Government Communications Systems segment. In the fourth quarter of fiscal 2009, we acquired Wireless Systems, Crucial and SolaCom ATC. Wireless Systems is an established provider of mission-critical wireless communications systems for law enforcement, fire and rescue, public service, utility and transportation markets. We report Wireless Systems, which we call the Public Safety and Professional Communications business, within our RF Communications segment. Crucial is a Washington, D.C.-area provider of mission-enabling engineering solutions that address both offensive and defensive IT security challenges for Federal law enforcement and other U.S. Government agencies. We report Crucial within our Government Communications Systems segment. SolaCom ATC provides voice and data communications systems and solutions for air traffic facilities and radio communications between in flight aircraft and air traffic controllers. We report SolaCom ATC within our Government Communications Systems segment. In recent years, we have also made several other acquisitions. In our Government Communications Systems segment, we acquired Multimax Incorporated (“Multimax”), which provided us greater scale, a broader customer base and new growth opportunities through key positions on GWACs in our IT Services business. In our Broadcast Communications segment, we acquired Encoda Systems Holdings, Inc. (“Encoda”), Leitch, Optimal Solutions, Inc. (“OSi”), Aastra Digital Video (“Aastra”) and Zandar Technologies plc (“Zandar”). These acquisitions helped us expand our product and service portfolios so we can offer end-to-end content delivery, transport and asset management solutions to our customers.

Maintaining an efficient capital structure:  Our capital structure is intended to optimize our cost of capital. We believe our strong capital position, access to key financial markets, ability to raise funds at a low effective cost and overall low cost of borrowing provide a competitive advantage. We had $455.2 million in cash and cash equivalents as of July 2, 2010 and had $802.7 million of cash flows provided by operating activities during fiscal 2010. Our cash is not restricted and can be used to make capital expenditures, make strategic acquisitions, repurchase our common stock or pay dividends to our shareholders. As of July 2, 2010, we have a remaining authorization to repurchase approximately $450 million in shares of our common stock under our repurchase program. Our repurchase program does not have a stated expiration date. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additional information regarding share repurchases during fiscal 2010 and our repurchase program is set forth above under Part II. “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report.

Key Indicators
We believe our value drivers, when implemented, will improve our key indicators of value such as: (1) income from continuing operations and income from continuing operations per diluted common share, (2) revenue, (3) gross margin, (4) income from continuing operations as a percentage of revenue, (5) net cash provided by operating activities, (6) return on average assets and (7) return on average equity. The measure of our success is reflected in our results of operations and liquidity and capital resources key indicators:

Fiscal 2010 Results of Operations Key Indicators:  Income from continuing operations, income from continuing operations per diluted common share, revenue, gross margin, and income from continuing operations as a percentage of revenue represent key measurements of our value drivers:

•	Income from continuing operations increased 79.8 percent to $561.6 million in fiscal 2010 from $312.4 million in fiscal 2009 (which included a $196.7 million after-tax non-cash charge for impairment of goodwill and other long-lived assets in our Broadcast Communications segment);
•	Income from continuing operations per diluted common share increased 83.7 percent to $4.28 in fiscal 2010 from $2.33 in fiscal 2009 (which included a $1.48 per diluted share after-tax non-cash charge for impairment of goodwill and other long-lived assets in our Broadcast Communications segment);
•	Revenue increased 4.0 percent to $5.2 billion in fiscal 2010 from $5.0 billion in fiscal 2009;
•	Gross margin (revenue from product sales and services less cost of product sales and services) increased to 36.0 percent of revenue in fiscal 2010 from 31.7 percent of revenue in fiscal 2009; and
•	Income from continuing operations as a percentage of revenue increased to 10.8 percent in fiscal 2010 from 6.2 percent in fiscal 2009 (primarily due to the impairment charge in fiscal 2009 noted above).

Refer to MD&A heading “Operations Review” below in this Report for more information.

Liquidity and Capital Resources Key Indicators:  Net cash provided by operating activities, return on average assets and return on average equity also represent key measurements of our value drivers:

•	Net cash provided by operating activities increased to $802.7 million in fiscal 2010 from $666.8 million in fiscal 2009;
•	Return on average assets (defined as income from continuing operations divided by the two-point average of total assets at the beginning and ending of the fiscal year) increased to 12.2 percent in fiscal 2010 from 6.9 percent in fiscal 2009 (primarily due to the impairment charge in fiscal 2009 noted above); and
•	Return on average equity (defined as income from continuing operations divided by the two-point average of equity at the beginning and ending of the fiscal year) increased to 27.7 percent in fiscal 2010 from 14.0 percent in fiscal 2009 (primarily due to the impairment charge in fiscal 2009 noted above).

Refer to MD&A heading “Liquidity, Capital Resources and Financial Strategies” below in this Report for more information.

Industry-Wide Opportunities, Challenges and Risks

Government Markets:  The DoD’s U.S. Government Fiscal Year (“GFY”) 2011 budget proposal begins to implement the recommendations of the Quadrennial Defense Review to rebalance and reform the DoD to enhance future security and make the best use of taxpayer dollars. Specifically, the budget proposal is focused on identifying long-term strategic needs and targeting resources to its highest priorities, such as rebalancing U.S. forces to address both current and future conflicts, modernizing weapons systems, reforming the defense acquisition process and supporting troops in the field.

We expect the U.S. Government to remain committed to funding intelligence, information superiority, special operations and warfighter support.

The DoD’s GFY 2011 budget request is for approximately $708 billion, which is approximately 2.2% above GFY 2010 enacted levels of $693 million. The GFY 2011 budget request includes $549 billion for base defense programs and $159 billion for overseas contingency operations (“OCO”).

The level of growth and budget amounts allocated to DoD procurement accounts (“Procurement”), along with research, development, test and evaluation (“RDT&E”) components of the DoD budget, also are an important indicator of spending. Including OCO funding, GFY 2011 budget requests for Procurement and RDT&E of $137 billion and $77 billion, respectively, are comparable to GFY 2010 estimates for Procurement and RDT&E of $136 billion and $81 billion, respectively. Additionally, the DoD Operations and Maintenance account (“O&M”), which contains the bulk of funding for training, logistics, services and other logistical support, is a major account of importance. The DoD O&M budget request for GFY 2011, including funding for OCO, is $317 billion compared with the GFY 2010 estimate of $298 billion.

Another current funding priority for the U.S. Government is the security of the U.S., which includes better communications interplay among law enforcement, civil government agencies, intelligence agencies and our military services. Funding for investments in secure tactical communications, IT, information processing, healthcare IT, cyber security and additional communications assets and upgrades has remained solid. Another current priority of the U.S. Government is investments in productivity, cost reductions and upgrading to new IT systems and solutions. As a result, programs that promote these initiatives are also expected to receive funding, although there is no assurance that such funding will remain a priority. We provide products and services to a number of U.S. Government agencies including the FAA, NRO, NGA, Census Bureau, Department of State, NSA, NOAA and others. For example, the FAA has recently announced its NextGen project to transform the entire U.S. air transport system to meet future demands and avoid gridlock in the sky and at airports. We also provide products to Federal, state and local government agencies that are committed to protecting our homeland and public safety. These agencies are upgrading their technologies to improve communications and interoperability.

International markets continue to drive toward tactical communications upgrades and interoperability with the systems and equipment used by the U.S. Government. We have also identified substantial opportunities with international governments with respect to their defense spending on national security and on tactical communications modernization and standardization programs, which we believe will positively affect our future orders, sales, income and cash flows.

Despite the recent overall slowing in the rate of growth of government spending and the cancellation of particular platforms and programs, the types of products and services we offer appear to be a funding priority over the long term, which we believe will positively affect our future orders, sales, income and cash flows. Conversely, a decline in government spending or a shift in funding priorities may have a negative effect on future orders, sales, income and cash flows depending on the platforms and programs affected by such budget reductions or shifts in funding priorities.

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

Commercial Broadcast Market:  Continuing weakness in the global economy has adversely impacted capital spending by broadcast and media customers, especially in the U.S.

Trends and developments in the broadcast communications market include:

•	The transition from analog to digital transmission in North America is complete;
•	Internationally, there are significant growth opportunities, as the worldwide transition to digital and HD technologies is in various stages of implementation;
•	There is increasing demand for new systems to deliver rich media content in live sports and entertainment venues, retail establishments and to mobile handheld devices;
•	There are growth opportunities in full-motion video for government customers;
•	The market is transitioning from the traditional linear broadcast TV advertising model to out-of-home networks; and
•	There is a greater dependency on suppliers to provide systemization and integration support.

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

OPERATIONS REVIEW

Revenue and Income From Continuing Operations

			2010/2009		2009/2008
			Percent		Percent
			Increase/		Increase/
	2010	2009	(Decrease)	2008	(Decrease)
	(Dollars in millions, except per share amounts)

Revenue	$5,206.1	$5,005.0	4.0%	$4,596.1	8.9%
Income from continuing operations	$561.6	$312.4	79.8%	$453.5	(31.1)%
% of revenue	10.8%	6.2%		9.9%
Income from continuing operations per diluted common share	$4.28	$2.33	83.7%	$3.31	(29.6)%

Fiscal 2010 Compared With Fiscal 2009:  Our revenue for fiscal 2010 was $5,206.1 million, an increase of 4.0 percent compared with fiscal 2009. Income from continuing operations for fiscal 2010 was $561.6 million, an increase of 79.8 percent compared with fiscal 2009 income from continuing operations of $312.4 million. Fiscal 2010 revenue increased by 17.4 percent in our RF Communications segment, and decreased by 0.8 percent and 16.7 percent in our Government Communications Systems and Broadcast Communications segments, respectively. Our RF Communications segment revenue benefited from our acquisition of Wireless Systems in the fourth quarter of fiscal 2009, partially offset by a decline in our Tactical Radio Communications business in fiscal 2010. Government Communications Systems segment revenue reflects the winding down of the FDCA program for the U.S. Census Bureau’s 2010 census that was mostly offset by growth from several new programs and growth initiatives. Revenue in our Broadcast Communications segment was impacted by continuing weakness in the U.S. broadcast market.

Fiscal 2010 income from continuing operations increased from fiscal 2009, primarily due to a $255.5 million ($196.7 million after-tax) non-cash charge recorded in the fourth quarter of fiscal 2009 for impairment of goodwill and other long-lived assets in our Broadcast Communications segment and strong operating results in our RF Communications and Government Communications Systems segments. Operating income increased in our RF Communications segment in fiscal 2010 compared with fiscal 2009 primarily due to higher operating margins in our Tactical Radio Communications business and our acquisition of Wireless Systems. Operating income increased in our Government Communications Systems segment in fiscal 2010 compared with fiscal 2009 primarily due to strong operating margins. Additionally, operating income in fiscal 2009 included an $18.0 million charge for schedule and cost overruns on commercial satellite reflector programs in fiscal 2009.

Additionally, our interest expense increased to $72.1 million in fiscal 2010 from interest expense of $52.8 million in fiscal 2009, primarily due to increased borrowings related to our acquisition of Wireless Systems. In fiscal 2010, our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 33.2 percent compared with an effective tax rate of 35.6 percent in fiscal 2009.

See the “Interest Income and Interest Expense,” “Income Taxes” and “Discussion of Business Segments” discussions below in this MD&A for further information.

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

See the “Non-Operating Income (Loss),” “Income Taxes” and “Discussion of Business Segments” discussions below in this MD&A for further information.

Gross Margin

			2010/2009		2009/2008
			Percent		Percent
			Increase/		Increase/
	2010	2009	(Decrease)	2008	(Decrease)
	(Dollars in millions)

Revenue	$5,206.1	$5,005.0	4.0%	$4,596.1	8.9%
Cost of product sales and services	(3,334.4)	(3,420.2)	(2.5)%	(3,145.6)	8.7%
Gross margin	$1,871.7	$1,584.8	18.1%	$1,450.5	9.3%
% of revenue	36.0%	31.7%		31.6%

Fiscal 2010 Compared With Fiscal 2009:  Our gross margin (revenue less cost of product sales and services) as a percentage of revenue (“gross margin percentage”) in fiscal 2010 was 36.0 percent compared with 31.7 percent in fiscal 2009. The increase in gross margin percentage was primarily due to an increase in the gross margin percentage in our RF Communications segment as a result of favorable product mix due to the U.S. military’s mine resistant ambush protected vehicle (“MRAP”) and mine resistant ambush protected all-terrain vehicle (“M-ATV”) programs and operational efficiencies, as well as a higher percentage of our overall sales that was generated by this higher-margin segment. Additionally, in fiscal 2010, a slightly lower gross margin percentage in our Broadcast Communications segment and a lower percentage of our overall sales that was generated by this higher-margin segment was mostly offset by an increase in the gross margin percentage in our Government Communications Systems segment. See the “Discussion of Business Segments” discussion below in this MD&A for further information.

Fiscal 2009 Compared With Fiscal 2008:  Our gross margin (revenue less cost of product sales and services) as a percentage of revenue was essentially flat from fiscal 2008 to fiscal 2009 at 31.7 percent in fiscal 2009 compared with 31.6 percent in fiscal 2008. The slight increase in gross margin as a percentage of revenue was primarily due to an increase in gross margin as a percentage of revenue in our Government Communications Systems segment due to lower charges for schedule and cost overruns on commercial satellite reflector programs incurred in fiscal 2009 compared with fiscal 2008 and a larger mix of sales coming from our higher-margin RF Communications segment in fiscal 2009 compared with fiscal 2008. These positive impacts to gross margin as a percentage of revenue were almost entirely offset by a decline in gross margin as a percentage of revenue in our RF Communications segment in fiscal 2009 compared with fiscal 2008 and a lower mix of sales coming from our higher-margin Broadcast Communications segment in fiscal 2009 compared with fiscal 2008. Additionally, in fiscal 2009, gross margin included $5.0 million of charges, net of government cost reimbursement, for cost-reduction actions. See the “Discussion of Business Segments” discussion below in this MD&A for further information.

Engineering, Selling and Administrative Expenses

			2010/2009		2009/2008
			Percent		Percent
			Increase/		Increase/
	2010	2009	(Decrease)	2008	(Decrease)
	(Dollars in millions)

Engineering, selling and administrative expenses	$958.9	$791.3	21.2%	$746.5	6.0%
% of revenue	18.4%	15.8%		16.2%

Fiscal 2010 Compared With Fiscal 2009:  Our engineering, selling and administrative (“ESA”) expenses increased to $958.9 million in fiscal 2010 from $791.3 million in fiscal 2009. The increase in ESA expenses was primarily due to our acquisition of Wireless Systems. Additionally, ESA expenses in fiscal 2010 included $20.4 million of acquisition-related costs, compared with $8.9 million of acquisition-related costs incurred in fiscal 2009. These increases in ESA expenses were partially offset by the benefit of cost-reduction actions taken in fiscal 2009.

As a percentage of revenue, ESA expenses increased to 18.4 percent in fiscal 2010 from 15.8 percent in fiscal 2009. The increase in ESA expenses as a percentage of revenue was primarily due to our acquisition of Wireless Systems, which has higher ESA expenses as a percentage of revenue compared with our other businesses. See the “Discussion of Business Segments” discussion below in this MD&A for further information.

Overall company-sponsored research and product development costs, which are included in ESA expenses, were $325.8 million in fiscal 2010 compared with $243.5 million in fiscal 2009. The increase in company-sponsored research and product development costs was primarily due to our acquisition of Wireless Systems in the fourth quarter of fiscal 2009.

Fiscal 2009 Compared With Fiscal 2008:  Our ESA expenses increased to $791.3 million in fiscal 2009 from $746.5 million in fiscal 2008. As a percentage of revenue, these expenses decreased to 15.8 percent in fiscal 2009 from 16.2 percent in fiscal 2008. The decrease in ESA expenses as a percentage of revenue was primarily due to revenue growth of 8.9 percent compared with total growth in ESA expenses of only 6.0 percent, primarily as a result of cost-reduction actions in our Broadcast Communications segment. The increase in total ESA expenses was primarily due to $23.6 million of charges for cost-reduction actions, $8.3 million of charges related to integration costs and a write-off of in-process research and development associated with our acquisition of Wireless Systems and a $4.1 million charge related to the Spin-off of HSTX. ESA expenses also increased due to higher sales and marketing expenses in our RF Communications segment in fiscal 2009 associated with our tactical radio systems products and the acquisition of Wireless Systems, partially offset by decreases in ESA expenses in our Government Communications Systems and Broadcast Communications segments in fiscal 2009. See the “Discussion of Business Segments” discussion below in this MD&A for further information.

Overall company-sponsored research and product development costs, which are included in ESA expenses, were $243.5 million in fiscal 2009 compared with $248.0 million in fiscal 2008.

Non-Operating Income (Loss)

			2010/2009		2009/2008
			Percent		Percent
			Increase/		Increase/
	2010	2009	(Decrease)	2008	(Decrease)
	(Dollars in millions)

Non-operating income (loss)	$(1.9)	$(3.1)	(38.7)%	$11.4	*

* Not meaningful

Fiscal 2010 Compared With Fiscal 2009:  We had a non-operating loss of $1.9 million in fiscal 2010 compared with a non-operating loss of $3.1 million in fiscal 2009. The decrease was primarily due to lower costs related to intellectual property litigation incidental to our business.

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

Interest Income and Interest Expense

			2010/2009		2009/2008
			Percent		Percent
			Increase/		Increase/
	2010	2009	(Decrease)	2008	(Decrease)
	(Dollars in millions)

Interest income	$1.5	$3.2	(53.1)%	$5.2	(38.5)%
Interest expense	(72.1)	(52.8)	36.6%	(53.1)	(0.6)%

Fiscal 2010 Compared With Fiscal 2009:  Our interest income decreased to $1.5 million in fiscal 2010 from $3.2 million in fiscal 2009, primarily due to lower interest rates applicable to our balances of cash and cash equivalents. Our interest expense increased to $72.1 million in fiscal 2010 from interest expense of $52.8 million in fiscal 2009, primarily due to increased borrowings related to our acquisition of Wireless Systems in the fourth quarter of fiscal 2009.

Fiscal 2009 Compared With Fiscal 2008:  Our interest income decreased to $3.2 million in fiscal 2009 from $5.2 million in fiscal 2008, primarily due to lower interest rates earned on our balances of cash and cash equivalents. Our interest expense of $52.8 million in fiscal 2009 was essentially flat with interest expense of $53.1 million in fiscal 2008.

Income Taxes

			2010/2009		2009/2008
			Percent		Percent
			Increase/		Increase/
	2010	2009	(Decrease)	2008	(Decrease)
	(Dollars in millions)

Income from continuing operations before income taxes	$840.3	$485.3	73.2%	$667.5	(27.3)%
Income taxes	278.7	172.9	61.2%	214.0	(19.2)%
% of income from continuing operations before income taxes	33.2%	35.6%		32.1%

Fiscal 2010 Compared With Fiscal 2009:  Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 33.2 percent in fiscal 2010 compared with 35.6 percent in fiscal 2009. In fiscal 2010, our effective tax rate was lower than the U.S. statutory income tax rate, primarily due to a $3.5 million state income tax benefit associated with the filing of our income tax returns, which we recorded in the second quarter of fiscal 2010. In fiscal 2009, our effective tax rate was higher than the U.S. statutory income tax rate, primarily due to the non-deductibility of a significant portion of the $255.5 million non-cash charge for impairment of goodwill and other long-lived assets in our Broadcast Communications segment recorded in the fourth quarter of fiscal 2009, largely offset by: a $3.3 million tax benefit that we recorded in the second quarter of fiscal 2009 when legislative action restored the U.S. Federal income tax credit for research and development expenses for fiscal 2008; a $3.7 million state tax benefit in the second quarter of fiscal 2009 related to the filing of our tax returns; and a $6.5 million favorable impact recorded in the third quarter of fiscal 2009 from the settlement of the U.S. Federal income tax audit of fiscal year 2007. See Note 23: Income Taxes in the Notes for further information.

Fiscal 2009 Compared With Fiscal 2008:  Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 35.6 percent in fiscal 2009 compared with 32.1 percent in fiscal 2008. In fiscal 2009, our effective tax rate was higher than the U.S. statutory income tax rate for the same reasons noted above regarding fiscal 2010 compared with fiscal 2009. In fiscal 2008, our effective tax rate was lower than the U.S. statutory income tax rate primarily due to an $11 million favorable impact from the settlement of U.S. Federal income tax audits of fiscal years 2004 through 2006. Additionally, in the third quarter of fiscal 2008, we began recording state income taxes in our Consolidated Statement of Income as ESA expenses to the extent such state taxes are reimbursed under government contracts, which totaled $9.9 million for fiscal 2008. Under U.S. Government regulations, these state income taxes are allowable costs in establishing prices for the products and services we sell to the U.S. Government. Prior to the third quarter of fiscal 2008, these state income taxes were recorded in our Consolidated Statement of Income as income taxes. The reimbursement of these state income taxes is recorded in our Consolidated Statement of Income as revenue for all periods presented. As a result of this change, we reduced total income tax expense by approximately $6.4 million in fiscal 2008. See Note 23: Income Taxes in the Notes for further information.

Discussion of Business Segments

RF Communications Segment

			2010/2009		2009/2008
			Percent		Percent
			Increase/		Increase/
	2010	2009	(Decrease)	2008	(Decrease)
	(Dollars in millions)

Revenue	$2,067.2	$1,760.6	17.4%	$1,506.8	16.8%
Segment operating income	707.4	571.5	23.8%	525.5	8.8%
% of revenue	34.2%	32.5%		34.9%

Fiscal 2010 Compared With Fiscal 2009:  RF Communications segment revenue increased 17.4 percent and operating income increased 23.8 percent from fiscal 2009 to fiscal 2010. Operating income as a percentage of revenue was 34.2 percent in fiscal 2010 compared with 32.5 percent in fiscal 2009. Revenue in fiscal 2010 included $1,573.2 million in our Tactical Radio Communications business and $494.0 million in our Public Safety and Professional Communications business. Revenue growth in fiscal 2010 compared with fiscal 2009 was driven by our acquisition of Wireless Systems in the fourth quarter of fiscal 2009, partially offset by a decline in total tactical radio sales.

In spite of the recent decline in the total tactical radio market, our tactical radio sales increased in the U.S. market due to continued customer adoption of our next-generation Falcon III radios, as well as equipping a significant number of the U.S. military’s MRAPs and M-ATVs with Falcon II® and Falcon III radios. In the international market, our tactical radio sales declined in fiscal 2010 compared with fiscal 2009 primarily due to a delay in shipments as a result of the high priority of the U.S. MRAP and M-ATV programs. However, international orders in fiscal 2010 were strong, signaling growing international demand.

The increase in operating income was primarily due to higher operating margins in our Tactical Radio Communications business and our acquisition of Wireless Systems. Additionally, we incurred a $19.3 million charge associated with our acquisition of Wireless Systems in fiscal 2010 compared with $9.5 million in fiscal 2009. The increase in operating income as a percentage of revenue was primarily driven by favorable product mix as a result of the U.S. military’s MRAP and M-ATV programs, cost-reduction actions implemented in the second half of fiscal 2009 and operational efficiencies.

Orders for this segment were $2.88 billion for fiscal 2010 compared with $1.25 billion for fiscal 2009. Fiscal 2010 orders included $2.34 billion in our Tactical Radio Communications business and $541 million in our Public Safety and Professional Communications business. At the end of the fourth quarter, total backlog in our RF Communications segment was $1.76 billion, including $1.24 billion in our Tactical Radio Communications business and $527 million in our Public Safety and Professional Communications business.

This segment derived 66 percent of its revenue from U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales through the U.S. Government, whether directly or through prime contractors, in fiscal 2010 compared with 79 percent in fiscal 2009. The decrease in the percent of revenue from U.S. Government customers was primarily due to our acquisition of Wireless Systems in the fourth quarter of fiscal 2009.

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

The decline in the U.S. market was a result of a combination of factors. Pressure on DoD budgets caused by the global economic crisis and deficit spending slowed DoD procurements for many defense products and systems, including tactical radios for modernization programs. For us, the slower procurement environment was compounded by reduced urgency for radio systems to support operational requirements in Iraq, which was partially offset by additional requirements for Afghanistan.

In the international market, demand remained robust and continued to drive significant international revenue growth. We provide Falcon tactical radios to more than 100 countries.

In the fourth quarter of fiscal 2009 we saw a rebound in DoD orders. Our RF Communications segment benefited from positive long-term market trends, a very strong competitive position and an industry-leading new product portfolio. For example, the Falcon III 117G manpack radio is the first JTRS-approved tactical radio system that provides wideband mobile ad-hoc networked communications. The radio has been fielded by all military branches of the DoD and several international allies. The radio supports secure, high-bandwidth on-the-move communications, delivering an evolving picture of the battlefield in real time.

On May 29, 2009, we acquired substantially all of the assets of Wireless Systems (formerly known as M/A-COM), an established provider of mission-critical wireless communications systems for law enforcement, fire and rescue, public service, utility and transportation markets. In connection with the acquisition, we assumed liabilities primarily related to Wireless Systems. We did not assume the State of New York wireless network contract awarded to Wireless Systems in December 2004. We call Wireless Systems our Public Safety and Professional Communications business. We believe the acquisition created a powerful supplier of end-to-end wireless network solutions to the global land mobile radio systems market and greatly accelerated our entry into that market. Our fiscal 2009 results of operations reflected five weeks of operating results of the newly acquired Public Safety and Professional Communications business, representing the period subsequent to the acquisition. For further information related to the acquisition, including the allocation of the purchase price and pro forma results as if the acquisition had taken place as of the beginning of the periods presented, see Note 4: Business Combinations in the Notes.

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

Government Communications Systems Segment

			2010/2009		2009/2008
			Percent		Percent
			Increase/		Increase/
	2010	2009	(Decrease)	2008	(Decrease)
	(Dollars in millions)

Revenue	$2,688.0	$2,709.6	(0.8)%	$2,478.1	9.3%
Segment operating income	337.0	302.8	11.3%	226.0	34.0%
% of revenue	12.5%	11.2%		9.1%

Fiscal 2010 Compared With Fiscal 2009:  Government Communications Systems segment revenue decreased slightly from fiscal 2009 revenue, and operating income increased 11.3 percent from fiscal 2009 to fiscal 2010. Operating income as a percentage of revenue was 12.5 percent in fiscal 2010 compared with 11.2 percent in fiscal 2009. Revenue in fiscal 2010 compared with fiscal 2009 declined as the FDCA program for the U.S. Census Bureau for the 2010 census nears completion and the revenue from this program will continue to decline in fiscal 2011. The $238 million decline in revenue from the FDCA program in fiscal 2010 was mostly offset by increased revenue in fiscal 2010 from the following programs: the GOES-R GS weather program for NOAA, the MET program for the U.S. Army, the IT services relocation program for the USSOUTHCOM, the FTI program, the F-35 Joint Strike Fighter program, the U.S. Air Force NETCENTS program, the WIN-T program, and from recent acquisitions primarily related to our Cyber Integrated Solutions and Healthcare Solutions businesses.

The increases in operating income and operating income as a percentage of revenue in fiscal 2010 compared with fiscal 2009 were primarily due to excellent award fees and overall program execution across the segment, partially offset by a $6.8 million charge in fiscal 2010 for integration and other costs associated with our acquisitions of Crucial, SolaCom ATC, Patriot, SignaCert and CapRock. Additionally, operating income in fiscal 2009 included an $18.0 million charge for schedule and cost overruns on commercial satellite reflector programs.

In the second quarter of fiscal 2010, we acquired Patriot, which has about 100 employees and expanded our position as a leading provider of integrated and interoperable healthcare IT solutions for the U.S. Government market. Additionally, we believe this acquisition further positions us for providing a comprehensive solution addressing the national priority of integrating the VA and Military Health Systems.

On July 30, 2010, after the end of our fiscal 2010, we acquired privately held CapRock, a global provider of mission-critical managed satellite communications services for the government, energy and maritime markets. CapRock’s highly-reliable solutions include broadband Internet access, VOIP telephony, wideband networking and real-time video, delivered to nearly 2,000 customer sites around the world. The acquisition of CapRock increased the breadth of our assured communications® capabilities, while enabling us to enter new vertical markets and increase our international presence. The purchase price for CapRock was $525 million in cash, subject to possible post-closing upward or downward adjustment. For calendar year 2009, CapRock had revenue of $359 million and operating income of $28 million.

Orders for this segment were $2.7 billion for fiscal 2010 and fiscal 2009. This segment derived 96 percent of its revenue from U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales through the U.S. Government, whether directly or through prime contractors, for both fiscal 2010 and fiscal 2009.

Fiscal 2009 Compared With Fiscal 2008:  Government Communications Systems segment revenue increased 9.3 percent and operating income increased 34.0 percent from fiscal 2008 to fiscal 2009. Operating income as a percentage of revenue was 11.2 percent in fiscal 2009 compared with 9.1 percent in fiscal 2008. Revenue in fiscal 2009 compared with fiscal 2008 increased in all four of the segment’s businesses (Defense Programs, National Intelligence Programs, Civil Programs and IT Services), and was primarily driven by a further ramping up of the FDCA program for the U.S. Census Bureau for the 2010 census and classified programs for our national intelligence customers. In addition to revenue growth from the FDCA and national intelligence customer programs, significant contributions to increased revenue in fiscal 2009 came from: the CBSP for the U.S. Navy; sales of surveillance equipment; the Global Geospatial Intelligence (“GGI”) program for the NGA; and the F-35 Joint Strike Fighter program. Revenue decreases in fiscal 2009 compared with fiscal 2008 resulted from the successful completion of the FAA Voice Switching and Control Systems (“VSCS”) refurbishment phase, completion of the Master Address File/Topologically Integrated Geographic Encoding and Referencing Accuracy Improvement Project (“MTAIP”) database program for the U.S. Census Bureau and a decline in commercial satellite reflectors revenue.

The ramping up of several contract awards in the segment’s Healthcare Solutions business also contributed to higher revenue in fiscal 2009, including a significant multi-million-dollar, ten-year contract with Health First, a Florida-based healthcare provider.

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

On April 15, 2009, we acquired Crucial, a privately held 110-employee Washington, D.C. area provider of mission-enabling engineering solutions that address both offensive and defensive IT security challenges for Federal law enforcement and other U.S. Government agencies. The acquisition expanded our capabilities, customer footprint and initiatives in the cyber security market.

On June 19, 2009, we acquired 50-employee SolaCom ATC, which provides voice and data communications systems and solutions for air traffic facilities and radio communications between in-flight aircraft and air traffic controllers. The acquisition provided our Civil Programs business, a leader in air traffic control communications networks and telecommunications infrastructure, with an immediate ability to address additional segments of the air traffic control voice/data systems market and we believe further positioned us to support the FAA’s anticipated NextGen program.

Our fiscal 2009 results of operations reflect approximately eleven weeks of operating results for Crucial and two weeks of operating results for SolaCom ATC, representing the periods subsequent to those acquisitions, which were not material to the financial results of our Government Communications Systems segment.

Orders for this segment were $2.7 billion for fiscal 2009 compared with $2.5 billion for fiscal 2008. This segment derived 96 percent of its revenue from U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales through the U.S. Government, whether directly or through prime contractors, for both fiscal 2009 and fiscal 2008.

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

Broadcast Communications Segment

			2010/2009		2009/2008
			Percent		Percent
			Increase/		Increase/
	2010	2009	(Decrease)	2008	(Decrease)
	(Dollars in millions)

Revenue	$486.2	$583.6	(16.7)%	$643.1	(9.3)%
Segment operating income	(30.8)	(238.0)	(87.1)%	33.8	*
% of revenue	(6.3)%	(40.8)%		5.3%

* Not meaningful

Fiscal 2010 Compared With Fiscal 2009:  Broadcast Communications segment revenue decreased 16.7 percent in fiscal 2010 from fiscal 2009, and this segment had an operating loss of $30.8 million in fiscal 2010 compared with an operating loss of $238.0 million in fiscal 2009. The decline in revenue was primarily due to continued lower U.S. broadcaster capital spending as well as the completion of the transition from analog to digital transmission in the U.S.

The operating loss in fiscal 2010 included $10 million in charges related to cost-reduction actions and $6 million in inventory write-downs associated with weaker product demand. Results reflected continuing weakness in the U.S. broadcast market as well as continued investment to pursue opportunities in new media and international markets. Additional cost-reduction actions are planned for fiscal 2011 that are expected to result in additional charges of approximately $7 million. The operating loss in fiscal 2009 was due to a $255.5 million non-cash charge for impairment of goodwill and other long-lived assets and included $13.1 million in charges related to cost-reduction actions.

Orders for this segment were $504 million for fiscal 2010 compared with $529 million for fiscal 2009.

Fiscal 2009 Compared With Fiscal 2008:  Broadcast Communications segment revenue decreased 9.3 percent in fiscal 2009 from fiscal 2008, and this segment had an operating loss of $238.0 million in fiscal 2009 compared with operating income of $33.8 million in fiscal 2008. The operating loss in fiscal 2009 was primarily due to a $255.5 million non-cash charge for impairment of goodwill and other long-lived assets, as described in greater detail below. The global recession and postponement of capital projects significantly weakened demand. Additionally, this segment recorded charges for cost-reduction actions of $13.1 million in fiscal 2009, and these actions as well as actions taken in the prior year mitigated the impact of lower revenue on operating performance.

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

Orders for this segment were $529 million for fiscal 2009 compared with $660 million for fiscal 2008.

Unallocated Corporate Expense and Corporate Eliminations

			2010/2009		2009/2008
			Percent		Percent
			Increase/		Increase/
	2010	2009	(Decrease)	2008	(Decrease)
	(Dollars in millions)

Unallocated corporate expense	$90.4	$81.4	11.1%	$74.0	10.0%
Corporate eliminations	10.4	16.9	(38.5)%	7.3	131.5%

Fiscal 2010 Compared With Fiscal 2009:  Unallocated corporate expense increased 11.1 percent to $90.4 million in fiscal 2010 from $81.4 million in fiscal 2009, primarily due to investments made in pursuit of new growth opportunities, increased charitable contributions and a charge associated with a contract termination, which we recorded in the second quarter of fiscal 2010. As a percentage of revenue, unallocated corporate expense was 1.7 percent in fiscal 2010, essentially flat with 1.6 percent of revenue in fiscal 2009. Corporate eliminations decreased to $10.4 million in fiscal 2010 from $16.9 million in fiscal 2009, primarily due to lower intersegment activity involving the sale of broadcasting equipment through our Government Communications Systems segment.

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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES

Cash Flows

	Fiscal Years Ended
	2010	2009	2008
	(Dollars in millions)

Net cash provided by operating activities	$802.7	$666.8	$555.5
Net cash used in investing activities	(250.1)	(864.6)	(134.6)
Net cash provided by (used in) financing activities	(380.9)	117.1	(418.6)
Effect of exchange rate changes on cash and cash equivalents	2.3	(8.1)	(0.6)

Net increase (decrease) in cash and cash equivalents	174.0	(88.8)	1.7
Cash and cash equivalents, beginning of year	281.2	370.0	368.3

Cash and cash equivalents, end of year	455.2	281.2	370.0
Less cash and cash equivalents of discontinued operations	—	—	(95.5)

Cash and cash equivalents of continuing operations, end of year	$455.2	$281.2	$274.5

Cash and cash equivalents:  Our Consolidated Statement of Cash Flows includes the results of HSTX through the May 27, 2009 Spin-off date. Accordingly, for fiscal 2009, our Consolidated Statement of Cash Flows, and the following analysis, includes approximately eleven months of cash flows from HSTX.

The increase in cash and cash equivalents from fiscal 2009 to fiscal 2010 was primarily due to $802.7 million provided by operating activities, partially offset by $208.0 million of cash used to repurchase shares of our common stock, $198.0 million of cash paid for additions of property, plant and equipment and capitalized software, $115.0 million used to pay cash dividends, $76.8 million of net repayments of borrowings and $52.1 million of cash paid for acquired businesses.

Our financial position remained strong at July 2, 2010. We ended the fiscal year with cash and cash equivalents of $455.2 million; we have no long-term debt maturing until fiscal 2016; we have a senior unsecured $750 million revolving credit facility that expires in September 2013 ($720 million of which was available to us as of July 2, 2010 as a result of $30 million of short-term debt outstanding under our commercial paper program, which is supported by our revolving credit facility); and we do not have any material defined benefit pension plan obligations. Subsequent to the end of fiscal 2010, we increased our short-term debt outstanding under our commercial paper program by $320 million to fund a portion of the purchase price for the acquisition of CapRock.

Given our current cash position, outlook for funds generated from operations, credit ratings, available credit facilities, cash needs and debt structure, we have not experienced to date, and do not expect to experience, any material issues with liquidity, although we can give no assurances concerning our future liquidity.

We also currently believe that existing cash, funds generated from operations, our credit facilities and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures and repurchases under our share repurchase program for the next 12 months. We anticipate tax payments over the next three years to be approximately equal to our tax expense during the same period. We anticipate that our fiscal 2011 cash outlays may include strategic acquisitions in addition to the acquisition of CapRock on July 30, 2010. Other than those cash outlays noted in the “Contractual Obligations” discussion below in this MD&A, capital expenditures, potential acquisitions and repurchases under our share repurchase program, no other significant cash outlays are anticipated in fiscal 2011.

There can be no assurance, however, that our business will continue to generate cash flow at current levels, that ongoing operational improvements will be achieved, or that the cost or availability of future borrowings, if any, under our commercial paper program or our credit facilities or in the debt markets will not be impacted by the recent or any potential future credit and capital markets disruptions. If we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations, we may be required to sell assets, reduce capital expenditures, reduce or eliminate strategic acquisitions, reduce or terminate our share repurchase program, reduce or eliminate dividends, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make principal payments or pay interest on or refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense, government and broadcast communications markets and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

Net cash provided by operating activities:  Our net cash provided by operating activities was $802.7 million in fiscal 2010 compared with $666.8 million in fiscal 2009. All of our segments had positive cash flow in fiscal 2010, with significant contributions received from our RF Communications and Government Communications Systems segments. The increase in net cash provided by operating activities was primarily due to strong operating results and good working capital management in fiscal 2010 compared with fiscal 2009.

Net cash used in investing activities:  Our net cash used in investing activities was $250.1 million in fiscal 2010 compared with $864.6 million in fiscal 2009. Net cash used in investing activities in fiscal 2010 was primarily due to $189.9 million of property, plant and equipment additions, $8.1 million of capitalized software additions and $52.1 million of cash paid for acquired businesses. Net cash used in investing activities in fiscal 2009 was primarily due to $745.3 million of cash paid for acquired businesses, $108.9 million of property, plant and equipment additions and $12.9 million of capitalized software additions. The increase in capital expenditures in fiscal 2010 compared with fiscal 2009 is primarily due to the acquisition and build-out of a newly acquired facility for our new Harris Cyber Integration Center and our recently acquired RF Communications manufacturing facility. Our total capital expenditures, including capitalized software, in fiscal 2011 are expected to be between $250 million and $275 million.

Net cash provided by (used in) financing activities:  Our net cash used in financing activities was $380.9 million in fiscal 2010 compared with net cash provided by financing activities of $117.1 million in fiscal 2009. Net cash used in financing activities in fiscal 2010 was due to $208.0 million used to repurchase shares of our common stock, $115.0 million used to pay cash dividends and $76.8 million used for net repayment of borrowings, partially offset by $18.9 million of proceeds from the exercise of employee stock options. Net cash provided by financing activities in fiscal 2009 was primarily due to $450.4 million of net proceeds from borrowings to partially fund acquisitions in the fourth quarter of fiscal 2009 and $5.6 million of proceeds from the exercise of employee stock options, partially offset by $132.3 million used to repurchase shares of our common stock, $106.6 million used to pay cash dividends, and a $100.0 million cash decrease related to the HSTX Spin-off.

Common Stock Repurchases
During fiscal 2010, we used $199.9 million to repurchase 4,779,411 shares of our common stock under our repurchase program at an average price per share of $41.83, including commissions. During fiscal 2009, we used $125.0 million to repurchase 2,722,438 shares of our common stock under our repurchase program at an average price per share of $45.91, including commissions. In fiscal 2010 and fiscal 2009, $6.7 million and $7.3 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Additionally, in fiscal 2010, we used $1.4 million to repurchase 29,760 shares of our common stock from our Rabbi Trust which is associated with our non-qualified deferred compensation plans. Shares repurchased by us are cancelled and retired.

As of July 2, 2010, we have a remaining authorization to repurchase approximately $450 million in shares of our common stock under our repurchase program, which does not have a stated expiration date. Repurchases under our repurchase program may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. Share repurchases are expected to be funded with available cash. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additional information regarding share repurchases during fiscal 2010 and our repurchase program is set forth above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report.

Dividends
On August 28, 2010, our Board of Directors increased the quarterly cash dividend rate on our common stock from $.22 per share to $.25 per share, for an annualized cash dividend rate of $1.00 per share, which was our ninth consecutive annual increase in our quarterly cash dividend rate. Our annualized cash dividend rate was $.88 per share, $.80 per share and $.60 per share in fiscal 2010, 2009 and 2008, respectively. There can be no assurances that our annualized cash dividend rate will continue to increase. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect that cash dividends will continue to be paid in the near future, but we can give no assurances concerning payment of future dividends. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. Additional information concerning our dividends is set forth above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report.

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

The 2008 Credit Agreement contains certain covenants, including covenants limiting: certain liens on our assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and certain investments in unrestricted subsidiaries. The 2008 Credit Agreement also requires that we not permit our ratio of consolidated total indebtedness to total capital, each as defined, to be greater than 0.60 to 1.00 and not permit our ratio of consolidated EBITDA to consolidated net interest expense, each as defined, to be less than 3.00 to 1.00 (measured on the last day of each fiscal quarter for the rolling four-quarter period then ending). We were in compliance with the covenants in the 2008 Credit Agreement in fiscal 2010. The 2008 Credit Agreement contains certain events of default, including: failure to make payments; failure to perform or observe terms, covenants and agreements; material inaccuracy of any representation or warranty; payment default under other indebtedness with a principal amount in excess of $75 million or acceleration of such indebtedness; occurrence of one or more final judgments or orders for the payment of money in excess of $75 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $75 million; any bankruptcy or insolvency; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the 2008 Credit Agreement are due and mature on September 10, 2013, unless the commitments are terminated earlier either at our request or if certain events of default occur. At July 2, 2010, we had no borrowings outstanding under the 2008 Credit Agreement, but we had $30.0 million of short-term debt outstanding under our commercial paper program, which is supported by the 2008 Credit Agreement.

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

We expect to maintain operating ratios, fixed-charge coverage ratios and balance sheet ratios sufficient for retention of, or improvement to, our current debt ratings. There are no assurances that our debt ratings will not be reduced in the future. If our debt ratings are lowered below “investment grade,” then we may not be able to issue short-term commercial paper, but may instead need to borrow under our credit facilities or pursue other options. In addition, if our debt ratings are lowered below “investment grade,” then we may also be required to provide cash collateral to support outstanding performance bonds. For a discussion of such performance bonds, see “Commercial Commitments” below. We do not currently foresee losing our investment-grade debt ratings, but no assurances can be given. If our debt ratings were downgraded, however, it could adversely impact, among other things, our future borrowing costs and access to capital markets and our ability to receive certain types of contract awards.

Contractual Obligations
At July 2, 2010, we had contractual cash obligations to repay debt, to purchase goods and services, to make payments under operating leases and to acquire CapRock. Payments due under these long-term obligations are as follows:

		Obligations Due by Fiscal Year
			2012	2014
			and	and	After
	Total	2011	2013	2015	2015
		(Dollars in millions)

Long-term debt	$1,177.3	$0.7	$0.8	$—	$1,175.8
Purchase obligations(1),(2),(3)	631.6	566.1	64.0	1.5	—
Operating lease commitments	181.9	41.6	57.8	34.6	47.9
Interest on long-term debt	592.1	69.7	139.5	139.5	243.4
Acquisition of CapRock(4)	525.0	525.0	—	—	—

Total contractual cash obligations	$3,107.9	$1,203.1	$262.1	$175.6	$1,467.1

(1)	Amounts did not include pension contributions and payments for various welfare and benefit plans because such amounts had not been determined beyond fiscal 2010.

(2)	The purchase obligations of $631.6 million included $514.6 million of purchase obligations related to our Government Communications Systems segment, which were fully funded under contracts with the U.S. Government, and $118.0 million of these purchase obligations related to cost-plus type contracts where our costs were fully reimbursable.

(3)	Amounts did not include unrecognized tax benefits of $33.2 million.

(4)	Our contractual obligation to acquire CapRock arose in the fourth quarter of fiscal 2010 and closed in the first quarter of fiscal 2011.

Off-Balance Sheet Arrangements
In accordance with the definition under SEC rules, any of the following qualify as off-balance sheet arrangements:

•	Any obligation under certain guarantee contracts;
•	A retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;
•	Any obligation, including a contingent obligation, under certain derivative instruments; and
•	Any obligation, including a contingent obligation, under a material variable interest held by the registrant in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of July 2, 2010, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our results of operations, financial condition or cash flows. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, financial condition or cash flows.

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

Commercial Commitments
We have entered into commercial commitments in the normal course of business including surety bonds, standby letter of credit agreements and other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers or to obtain insurance policies with our insurance carriers. At July 2, 2010, we had commercial commitments on outstanding surety bonds, standby letters of credit and other arrangements, as follows:

		Expiration of Commitments
		by Fiscal Year
					After
	Total	2011	2012	2013	2013
		(Dollars in millions)

Standby letters of credit used for:
Bids	$0.5	$0.5	$—	$—	$—
Down payments	9.5	9.5	—	—	—
Performance	51.6	40.8	2.3	6.9	1.6
Warranty	14.4	14.3	0.1	—	—

	76.0	65.1	2.4	6.9	1.6
Surety bonds used for:
Performance	392.4	350.4	42.0	—	—

	392.4	350.4	42.0	—	—
Guarantees (Debt and Performance)	—	—	—	—	—

Total commitments	$468.4	$415.5	$44.4	$6.9	$1.6

The standby letters of credit and surety bonds used for performance are primarily related to our Public Safety and Professional Communications business. As is customary in bidding for and completing network infrastructure projects for public safety systems, contractors are required to procure performance/bid bonds, standby letters of credit and surety bonds (collectively, “Performance Bonds”). Such Performance Bonds normally have maturities of up to three years and are standard in the industry as a way to provide customers a mechanism to seek redress if a contractor does not satisfy performance requirements under a contract. A customer is permitted to draw on a Performance Bond if we do not fulfill all terms of a project contract. In such an event, we would be obligated to reimburse the financial institution that issued the Performance Bond for the amounts paid. It has been rare for our Public Safety and Professional Communications business and its predecessors to have a Performance Bond drawn upon. In addition, pursuant to the terms under which we procure Performance Bonds, if our credit ratings are lowered below “investment grade,” then we may be required to provide collateral to support a portion of the outstanding amount of Performance Bonds. Such a downgrade could increase the cost of the issuance of Performance Bonds and could make it more difficult to procure Performance Bonds, which would adversely impact our ability to compete for contract awards. Such collateral requirements could also result in less liquidity for other operational needs or corporate purposes.

Financial Risk Management
In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.

Foreign Exchange and Currency:  We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at July 2, 2010 would not have had a material impact on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note 19: Derivative Instruments and Hedging Activities in the Notes for additional information.

Interest Rates:  As of July 2, 2010, we had long-term debt obligations and short-term debt under our commercial paper program subject to interest rate risk. Because the interest rates on our long-term debt obligations are fixed, and because our long-term debt is not putable (redeemable at the option of the holders of the debt prior to maturity), the interest rate risk associated with this debt on our results of operations is not material. We have a short-term variable-rate commercial paper program in place, which we may utilize to satisfy short-term cash requirements. We can give no assurances that interest rates will not change significantly or have a material effect on our income or cash flows in fiscal 2011.

Impact of Foreign Exchange
Approximately 41 percent of our international business was transacted in local currency environments in fiscal 2010 compared with 25 percent in fiscal 2009. The impact of translating the assets and liabilities of these operations to U.S. dollars is included as a component of shareholders’ equity. As of July 2, 2010, the cumulative translation adjustment included in shareholders’ equity was a $14.3 million gain compared with a $17.5 million loss at July 3, 2009. We utilize foreign currency hedging instruments to minimize the currency risk of international transactions. Gains and losses resulting from currency rate fluctuations did not have a material effect on our results in fiscal 2010, 2009 or 2008.

Impact of Inflation
To the extent feasible, we have consistently followed the practice of adjusting our prices to reflect the impact of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services. Inflation and changing prices did not materially adversely impact our gross margin, revenue or operating income in fiscal 2010, 2009 or 2008.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following is not intended to be a comprehensive list of all of our accounting policies or estimates. Our significant accounting policies are more fully described in Note 1: Significant Accounting Policies in the Notes. In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies and estimates as disclosed in the Notes. We consider the policies and estimates discussed below as critical to an understanding of our financial statements because their application places the most significant demands on our judgment, with financial reporting results dependent upon estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Specific risks for these critical accounting estimates are described in the following paragraphs. The impact and any associated risks related to these estimates on our business operations are discussed throughout this MD&A where such estimates affect our reported and expected financial results. Senior management has discussed the development and selection of the critical accounting policies and estimates and the related disclosure included herein with the Audit Committee of our Board of Directors. Preparation of this Report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

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

Revenue Recognition on Development and Production Contracts and Contract Estimates
A significant portion of our business is derived from development and production contracts. Revenue related to development and production contracts is recorded using the percentage-of-completion method generally measured by the costs incurred on each contract to date against estimated total contract costs at completion (“cost-to-cost”) with consideration given for risk of performance and estimated profit. The percentage-of-completion method of revenue recognition is primarily used in our Government Communications Systems and RF Communications segments. Amounts representing contract change orders, claims or other items that may change the scope of a contract are included in revenue only when they can be reliably estimated and realization is probable. Incentives or penalties and award fees applicable to performance on contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions, which increase earnings based solely on a single significant event, are generally not recognized until the event occurs. Our contracts are generally not segmented. If contracts are segmented, we have determined that they meet the segmenting criteria outlined in the accounting standard for construction-type and production-type contracts.

Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance. Recognition of profit on development and production fixed-price contracts requires estimates of: the contract value or total contract revenue, the total cost at completion and the measurement of progress toward completion. The estimated profit or loss on a contract is equal to the difference between the estimated contract value and the estimated total cost at completion. Due to the long-term nature of many of our programs, developing the estimated total cost at completion often requires significant judgment. Factors that must be considered in estimating the work to be completed include labor productivity and availability of labor, the nature and complexity of the work to be performed, availability and cost of materials, subcontractor performance, the impact of delayed performance, availability and timing of funding from the customer and the recoverability of claims outside the original contract included in the estimate to complete. We review cost performance and estimates to complete on our ongoing contracts at least quarterly and, in many cases, more frequently. If a change in estimated cost to complete a contract is determined to have an impact on contract earnings, we will record a positive or negative adjustment to estimated earnings when identified. Revenue and profits on a cost-reimbursable contract are recognized when allowable costs are incurred in an amount equal to the allowable costs plus the profit on those costs. These profits may be at a fixed or variable percentage of allowable costs, depending on the contract fee arrangement. Thus, cost-reimbursable contracts generally are not subject to the same estimation risks that affect fixed-price contracts. We have not made any material changes in the methodologies used to recognize revenue on development and production contracts or to estimate our costs related to development and production contracts in the past three fiscal years.

As of July 2, 2010, the amount of unbilled costs and accrued earnings on fixed-price contracts classified as “Inventory” in our Consolidated Balance Sheet was $295.3 million compared with $305.0 million as of June 3, 2009. These amounts include gross costs and accrued income, which is netted against billings and progress payments. A significant change in an estimate on one or more programs could have a material effect on our statement of financial position and results of operations. For example, a one percent variance in our estimate of accrued income booked as of July 2, 2010 on all open fixed-price contracts would impact our pre-tax income and our revenue from product sales and services by $15.6 million.

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

As of July 2, 2010, our reserve for excess and obsolete inventory was $85.9 million, or 12.3 percent of our gross inventory balance, which compares with our reserve of $68.3 million, or 10.1 percent of our gross inventory balance, as of July 3, 2009. We recorded $20.8 million, $8.6 million and $12.4 million in inventory write-downs that either reduced our reserve for excess and obsolete inventory or our income from continuing operations before income taxes during fiscal 2010, 2009 and 2008, respectively. Although we make every reasonable effort to ensure the accuracy of our forecasts of future product demand, including the impact of planned future product launches, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Goodwill
Goodwill in our Consolidated Balance Sheet as of July 2, 2010 and July 3, 2009 was $1,576.2 million and $1,507.1 million, respectively. Goodwill is not amortized. We perform annual (or under certain circumstances, more frequent) impairment tests of our goodwill. We test goodwill for impairment using a two-step process. The first step is to identify potential impairment by comparing the fair value of each of our reporting units, which we define as our business segments, with its net book value, including goodwill, adjusted for allocations of corporate assets and liabilities as appropriate. If the fair value of a reporting unit exceeds its adjusted net book value, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the adjusted net book value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

We estimate fair values of our reporting units based on projected cash flows, and sales and/or earnings multiples applied to the latest twelve months’ sales and earnings of our reporting units. Projected cash flows are based on our best estimate of future sales, operating costs and balance sheet metrics reflecting our view of the financial and market conditions of the underlying business; and the resulting cash flows are discounted using an appropriate discount rate which reflects the risk in the forecasted cash flows. The sales and earnings multiples applied to the sales and earnings of our reporting units are based on current multiples of sales and earnings for similar businesses, and based on sales and earnings multiples paid for recent acquisitions of similar businesses made in the marketplace. We then assess whether any implied control premium, based on a comparison of fair value based purely on our stock price and outstanding shares with fair value determined by using all of the above-described models, is reasonable. We have not made any material changes during the past three fiscal years in the methodology used in the assessment of whether or not goodwill is impaired.

Fiscal 2009 Impairment Tests
In the fourth quarter of fiscal 2009, we performed our fiscal 2009 annual impairment tests of our reporting units’ goodwill. Because of the global recession and postponement of capital projects which significantly weakened demand, and the general decline of peer company valuations impacting our valuation, we determined that goodwill in our Broadcast Communications segment was impaired. As a result, we recorded a $160.9 million non-cash charge for the impairment of goodwill. See Note 8: Goodwill and Note 22: Impairment of Goodwill and Other Long-Lived Assets for additional information regarding goodwill, including impairment of our Broadcast Communications segment’s goodwill. We also determined that goodwill in our former HSTX segment was impaired. See Note 3: Discontinued Operations for additional information regarding impairment of HSTX’s goodwill.

Fiscal 2010 Impairment Tests
In the fourth quarter of fiscal 2010, we performed our fiscal 2010 annual impairment tests of our reporting units’ goodwill. We completed these tests with no adjustment required to the goodwill of any of our reporting units.

For our RF Communications and Government Communications Systems reporting units, the fair value determination resulted in an amount that exceeded the reporting unit’s adjusted net book value by a substantial margin.

For our Broadcast Communications reporting unit, the fair value determination resulted in an amount that exceeded the adjusted net book value of this reporting unit by approximately 8 percent. Goodwill allocated to this reporting unit as of July 2, 2010 was $661.2 million. When comparing the results from the fair value determination of this reporting unit in fiscal 2010 with the results from fiscal 2009, an increase in the fair value based on sales multiples paid for recent acquisitions of similar businesses and current sales multiples of similar businesses was partially offset by a slight decrease in fair value based on projected cash flows.

Key assumptions used in projecting cash flows included estimates of future sales, operating costs and balance sheet metrics based on our intermediate and long-term views of the financial and market conditions of the underlying business. These assumptions assume a return to more normal industry conditions, including a rebound in capital spending by our customers as we anticipate a slow, but eventual, global economic recovery; successful implementation of several strategic growth initiatives, including redeployment of resources into new media and international markets, where we believe there are significant new business opportunities; and favorable impacts from ongoing cost-reduction actions as well as those taken in the current and prior fiscal years. Events that could have a detrimental impact to the fair value of this reporting unit in the future include a prolonged period of global recession, less than forecasted demand for our products (for example, a slower or less widely than anticipated migration from analog to digital broadcasting in international markets), and poor execution of our growth strategies. Additionally, a prolonged period of global recession could negatively impact fair value based on sales multiples of similar business and sales multiples paid for acquisitions of similar businesses.

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

Our Consolidated Balance Sheet as of July 2, 2010 included a current deferred tax asset of $145.3 million and a non-current deferred tax asset of $107.7 million. This compares with a current deferred tax asset of $117.2 million and a non-current deferred tax asset of $85.3 million as of July 3, 2009. The increases in the current and non-current deferred tax balances were primarily due to acquisitions. For all jurisdictions for which we have net deferred tax assets, we expect that our existing levels of pre-tax earnings are sufficient to generate the amount of future taxable income needed to realize these tax assets. Our valuation allowance related to deferred income taxes, which is reflected in our Consolidated Balance Sheet, was $80.3 million as of July 2, 2010 and $72.5 million as of July 3, 2009. Although we make reasonable efforts to ensure the accuracy of our deferred tax assets, if we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, or if the potential impact of tax planning strategies changes, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

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

•	We depend on U.S. Government customers for a significant portion of our revenue, and the loss of this relationship or a shift in U.S. Government funding priorities could have adverse consequences on our future business.
•	We depend significantly on U.S. Government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited. The termination or failure to fund one or more of these contracts could have an adverse impact on our business.
•	We enter into fixed-price contracts that could subject us to losses in the event of cost overruns or a significant increase in inflation.
•	We derive a significant portion of our revenue from international operations and are subject to the risks of doing business internationally, including fluctuations in currency exchange rates.
•	Our reputation and ability to do business may be impacted by the improper conduct of our employees, agents or business partners.
•	We may not be successful in obtaining the necessary export licenses to conduct certain operations abroad, and Congress may prevent proposed sales to certain foreign governments.
•	Our future success will depend on our ability to develop new products and technologies that achieve market acceptance in our current and future markets.
•	We participate in markets that are often subject to uncertain economic conditions, which makes it difficult to estimate growth in our markets and, as a result, future income and expenditures.
•	We cannot predict the consequences of future geo-political events, but they may adversely affect the markets in which we operate, our ability to insure against risks, our operations or our profitability.
•	We have made, and may continue to make, strategic acquisitions that involve significant risks and uncertainties.

•	Disputes with our subcontractors and the inability of our subcontractors to perform, or our key suppliers to timely deliver our components, parts or services, could cause our products or services to be produced or delivered in an untimely or unsatisfactory manner.
•	Third parties have claimed in the past and may claim in the future that we are infringing directly or indirectly upon their intellectual property rights, and third parties may infringe upon our intellectual property rights.
•	The outcome of litigation or arbitration in which we are involved is unpredictable and an adverse decision in any such matter could have a material adverse effect on our financial condition and results of operations.
•	We face certain significant risk exposures and potential liabilities that may not be covered adequately by insurance or indemnity.
•	Changes in our effective tax rate may have an adverse effect on our results of operations.
•	The effects of the recent recession in the United States and general downturn in the global economy could have an adverse impact on our business, operating results or financial condition.
•	We have significant operations in Florida and other locations that could be materially and adversely impacted in the event of a natural disaster or other significant disruption.
•	We could be negatively impacted by a security breach, through cyber attack, cyber intrusion or otherwise, or other significant disruption of our IT networks and related systems or of those we operate for certain of our customers.
•	We rely on third parties to provide satellite bandwidth for our managed satellite communications services, and any bandwidth constraints could harm our business, financial condition and results of operations.
•	Changes in future business conditions could cause business investments and/or recorded goodwill to become impaired, resulting in substantial losses and write-downs that would reduce our results of operations.
•	We must attract and retain key employees, and failure to do so could seriously harm us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of July 2, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of July 2, 2010.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 60 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Harris Corporation

We have audited the accompanying consolidated balance sheets of Harris Corporation as of July 2, 2010 and July 3, 2009, and the related consolidated statements of income, cash flows, and comprehensive income and equity, for each of the three years in the period ended July 2, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harris Corporation at July 2, 2010 and July 3, 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 2, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harris Corporation’s internal control over financial reporting as of July 2, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 30, 2010 expressed an unqualified opinion thereon.

/s/     Ernst & Young LLP
Certified Public Accountants

Boca Raton, Florida
August 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Harris Corporation

We have audited Harris Corporation’s internal control over financial reporting as of July 2, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Harris Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Harris Corporation maintained, in all material respects, effective internal control over financial reporting as of July 2, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harris Corporation as of July 2, 2010 and July 3, 2009, and the related consolidated statements of income, cash flows, and comprehensive income and equity, for each of the three years in the period ended July 2, 2010 of Harris Corporation and our report dated August 30, 2010 expressed an unqualified opinion thereon.

/s/     Ernst & Young LLP
Certified Public Accountants

Boca Raton, Florida
August 30, 2010

CONSOLIDATED STATEMENT OF INCOME

	Fiscal Years Ended
	2010	2009	2008
	(In millions, except per share amounts)

Revenue from product sales and services
Revenue from product sales	$3,935.2	$3,915.3	$3,544.2
Revenue from services	1,270.9	1,089.7	1,051.9

	5,206.1	5,005.0	4,596.1
Cost of product sales and services
Cost of product sales	(2,268.7)	(2,498.0)	(2,289.7)
Cost of services	(1,065.7)	(922.2)	(855.9)

	(3,334.4)	(3,420.2)	(3,145.6)
Engineering, selling and administrative expenses	(958.9)	(791.3)	(746.5)
Impairment of goodwill and other long-lived assets	—	(255.5)	—
Non-operating income (loss)	(1.9)	(3.1)	11.4
Interest income	1.5	3.2	5.2
Interest expense	(72.1)	(52.8)	(53.1)

Income from continuing operations before income taxes	840.3	485.3	667.5
Income taxes	(278.7)	(172.9)	(214.0)

Income from continuing operations	561.6	312.4	453.5
Discontinued operations (including a $62.6 million loss on disposition in fiscal 2009), net of income taxes	—	(437.0)	(16.5)

Net income (loss)	561.6	(124.6)	437.0
Noncontrolling interest in discontinued operations, net of income taxes	—	162.5	7.2

Net income attributable to Harris Corporation	$561.6	$37.9	$444.2

Amounts attributable to Harris Corporation common shareholders
Income from continuing operations	$561.6	$312.4	$453.5
Discontinued operations, net of income taxes	—	(274.5)	(9.3)

Net income	$561.6	$37.9	$444.2

Net income per common share attributable to Harris Corporation common shareholders
Basic net income per common share attributable to Harris Corporation common shareholders
Continuing operations	$4.31	$2.35	$3.36
Discontinued operations	—	(2.07)	(0.07)

	$4.31	$0.28	$3.29

Diluted net income per common share attributable to Harris Corporation common shareholders
Continuing operations	$4.28	$2.33	$3.31
Discontinued operations	—	(2.05)	(0.07)

	$4.28	$0.28	$3.24

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

	July 2,	July 3,
	2010	2009
	(In millions, except shares)

Assets
Current Assets
Cash and cash equivalents	$455.2	$281.2
Receivables	736.0	770.8
Inventories	615.3	607.2
Income taxes receivable	6.4	21.0
Current deferred income taxes	145.3	117.2
Other current assets	37.5	62.0

Total current assets	1,995.7	1,859.4
Non-current Assets
Property, plant and equipment	609.7	543.2
Goodwill	1,576.2	1,507.1
Intangible assets	297.8	335.6
Non-current deferred income taxes	107.7	85.3
Other non-current assets	147.6	134.5

Total non-current assets	2,739.0	2,605.7

	$4,734.7	$4,465.1

Liabilities and Equity
Current Liabilities
Short-term debt	$30.0	$105.7
Accounts payable	329.4	368.0
Compensation and benefits	239.7	224.9
Other accrued items	267.5	288.7
Advance payments and unearned income	175.6	121.7
Current portion of long-term debt	0.7	0.7

Total current liabilities	1,042.9	1,109.7
Non-current Liabilities
Long-term debt	1,176.6	1,177.3
Long-term contract liability	132.4	145.6
Other long-term liabilities	192.7	163.4

Total non-current liabilities	1,501.7	1,486.3
Equity
Shareholders’ equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 127,460,307 shares at July 2, 2010 and 131,370,702 shares at July 3, 2009	127.5	131.4
Other capital	461.1	466.3
Retained earnings	1,621.4	1,322.8
Accumulated other comprehensive loss	(20.4)	(51.4)

Total shareholders’ equity	2,189.6	1,869.1
Noncontrolling interests	0.5	—

Total equity	2,190.1	1,869.1

	$4,734.7	$4,465.1

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Years Ended
	2010	2009	2008
	(In millions)

Operating Activities
Net income	$561.6	$37.9	$444.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	165.7	177.7	172.2
Purchased in-process research and development write-off	—	7.0	1.4
Share-based compensation	35.3	41.9	38.2
Non-current deferred income taxes	(6.5)	(47.2)	(4.7)
Gain on AuthenTec, Inc. warrants	—	—	(5.6)
Gain on the sale of securities available-for-sale	—	—	(9.8)
Impairment of securities available-for-sale	—	7.6	—
Impairment of goodwill and other long-lived assets	—	556.5	—
Noncontrolling interest in discontinued operations, net of income taxes	—	(162.5)	(7.2)
Loss on disposition of discontinued operations	—	62.6	—
(Increase) decrease in:
Accounts and notes receivable	40.0	32.7	(105.7)
Inventories	(13.9)	(68.3)	(51.3)
Increase (decrease) in:
Accounts payable and accrued expenses	(51.8)	72.1	65.3
Advance payments and unearned income	53.0	(17.2)	17.9
Income taxes	0.8	(41.3)	(6.6)
Other	18.5	7.3	7.2

Net cash provided by operating activities	802.7	666.8	555.5

Investing Activities
Cash paid for acquired businesses	(52.1)	(745.3)	(19.4)
Additions of property, plant and equipment	(189.9)	(108.9)	(129.3)
Additions of capitalized software	(8.1)	(12.9)	(16.9)
Cash paid for short-term investments available-for-sale	—	(1.2)	(9.3)
Proceeds from the sale of short-term investments available-for-sale	—	3.7	26.6
Proceeds from the sale of securities available-for-sale	—	—	13.7

Net cash used in investing activities	(250.1)	(864.6)	(134.6)

Financing Activities
Proceeds from borrowings	—	531.8	460.5
Repayment of borrowings	(76.8)	(81.4)	(599.4)
Payment of treasury lock	—	—	(8.8)
Proceeds from exercise of employee stock options	18.9	5.6	45.2
Repurchases of common stock	(208.0)	(132.3)	(234.6)
Cash dividends	(115.0)	(106.6)	(81.5)
Cash decrease related to spin-off of Harris Stratex Networks, Inc.	—	(100.0)	—

Net cash provided by (used in) financing activities	(380.9)	117.1	(418.6)

Effect of exchange rate changes on cash and cash equivalents	2.3	(8.1)	(0.6)

Net increase (decrease) in cash and cash equivalents	174.0	(88.8)	1.7
Cash and cash equivalents, beginning of year	281.2	370.0	368.3

Cash and cash equivalents, end of year	455.2	281.2	370.0
Less cash and cash equivalents of discontinued operations	—	—	(95.5)

Cash and cash equivalents of continuing operations, end of year	$455.2	$281.2	$274.5

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in exchange for 3.5% convertible debentures, due fiscal 2023	$—	$—	$163.5

Distribution of Harris Stratex Networks, Inc. common stock owned by Harris Corporation to Harris Corporation shareholders	$—	$173.1	$—

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME AND EQUITY

				Accumulated
				Other
	Common	Other	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Income (Loss)	Interests	Equity
		(In millions, except per share amounts)

Balance at June 29, 2007	$129.6	$283.1	$1,472.5	$18.6	$326.9	$2,230.7
Net income (loss)	—	—	444.2	—	(7.2)	437.0
Foreign currency translation	—	—	—	20.4	1.8	22.2
Net unrealized loss on hedging derivatives, net of income taxes of $0.7	—	—	—	(1.0)	(0.1)	(1.1)
Net unrealized loss on securities available-for-sale, net of income taxes of $7.3	—	—	—	(11.9)	—	(11.9)
Loss on treasury lock, net of income taxes of $3.2	—	—	—	(5.2)	—	(5.2)
Net unrecognized pension obligation, net of income taxes of $(1.6)	—	—	—	3.4	—	3.4

Comprehensive income						444.4
Shares issued under stock incentive plans	1.4	37.9	—	—	—	39.3
Share-based compensation expense	—	31.8	—	—	—	31.8
Debt converted to shares of common stock	6.6	156.9	—	—	—	163.5
Repurchases and retirement of common stock	(4.0)	(56.1)	(174.5)	—	—	(234.6)
Adoption of accounting standard related to uncertain income tax positions	—	—	0.1	—	—	0.1
Other activity related to noncontrolling interest	—	—	—	—	10.6	10.6
Cash dividends ($0.60 per share)	—	—	(81.5)	—	—	(81.5)

Balance at June 27, 2008	133.6	453.6	1,660.8	24.3	332.0	2,604.3
Net income (loss)	—	—	37.9	—	(162.5)	(124.6)
Foreign currency translation	—	—	—	(59.0)	(5.0)	(64.0)
Net unrealized gain on hedging derivatives, net of income taxes of $(1.4)	—	—	—	2.1	0.2	2.3
Net unrealized loss on securities available-for-sale, net of income taxes of $3.1	—	—	—	(5.0)	—	(5.0)
Amortization of loss on treasury lock, net of income taxes of $(0.4)	—	—	—	0.6	—	0.6
Net unrecognized pension obligation, net of income taxes of $6.9	—	—	—	(11.3)	—	(11.3)

Comprehensive loss						(202.0)
Shares issued under stock incentive plans	0.5	7.2	—	—	—	7.7
Share-based compensation expense	—	39.2	—	—	—	39.2
Repurchases and retirement of common stock	(2.7)	(33.7)	(95.9)	—	—	(132.3)
Other activity related to noncontrolling interest	—	—	—	—	2.1	2.1
Spin-off of Harris Stratex Networks, Inc.	—	—	(173.1)	(3.1)	(166.8)	(343.0)
Cash dividends ($.80 per share)	—	—	(106.6)	—	—	(106.6)
Adoption of accounting standard related to pension benefits	—	—	(0.3)	—	—	(0.3)

Balance at July 3, 2009	131.4	466.3	1,322.8	(51.4)	—	1,869.1
Net income	—	—	561.6	—	—	561.6
Foreign currency translation	—	—	—	31.8	—	31.8
Net unrealized loss on hedging derivatives, net of income taxes of $0.4	—	—	—	(0.7)	—	(0.7)
Net unrealized gain on securities available-for-sale, net of income taxes of $(0.5)	—	—	—	0.8	—	0.8
Amortization of loss on treasury lock, net of income taxes of $(0.3)	—	—	—	0.5	—	0.5
Net unrecognized pension obligation, net of income taxes of $0.9	—	—	—	(1.4)	—	(1.4)

Comprehensive income						592.6
Shares issued under stock incentive plans	0.9	14.7	—	—	—	15.6
Share-based compensation expense	—	35.3	—	—	—	35.3
Repurchases and retirement of common stock	(4.8)	(55.2)	(148.0)	—	—	(208.0)
Cash dividends ($.88 per share)	—	—	(115.0)	—	—	(115.0)
Other activity related to noncontrolling interest	—	—	—	—	0.5	0.5

Balance at July 2, 2010	$127.5	$461.1	$1,621.4	$(20.4)	$0.5	$2,190.1

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	SIGNIFICANT ACCOUNTING POLICIES

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

In the fourth quarter of fiscal 2009, in connection with the May 27, 2009 spin-off (the “Spin-off”) in the form of a taxable pro rata dividend to our shareholders of all the shares of Harris Stratex Networks, Inc. (now known as Aviat Networks, Inc.) (“HSTX”) common stock owned by us, we eliminated as a reporting segment our former HSTX segment, which is reported as discontinued operations in this Report. Until the Spin-off, HSTX (formerly our Microwave Communications segment), a provider of wireless network solutions, was our majority-owned subsidiary, and HSTX’s results of operations and financial position were consolidated into our financial statements. Subsequent to the Spin-off, we no longer own an equity interest in HSTX and, therefore, HSTX no longer constitutes part of our business operations. Our historical financial results have been restated to account for HSTX as discontinued operations for all periods presented in this Annual Report on Form 10-K (this “Report”). See Note 3: Discontinued Operations for additional information regarding discontinued operations.

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

Fiscal Year — Our fiscal year ends on the Friday nearest June 30. Fiscal 2010 and 2008 included 52 weeks. Fiscal 2009 included 53 weeks.

Cash and Cash Equivalents — Cash equivalents are temporary cash investments with a maturity of three or fewer months when purchased. These investments include accrued interest and are carried at the lower of cost or market.

Marketable Equity Securities — We consider all of our available-for-sale securities as available for use in our current operations. All of our marketable equity securities are classified as available-for-sale and are stated at fair value, with unrealized gains and losses, net of taxes, included as a separate component of shareholders’ equity. Realized gains and losses from marketable equity securities available-for-sale are determined using the specific identification method. In instances where a security is subject to transfer restrictions, the value of the security is based primarily on the quoted price of the same security without restriction but may be reduced by an amount estimated to reflect such restrictions. If an “other-than-temporary” impairment is determined to exist, the difference between the value of the investment security recorded on the financial statements and our current estimate of fair value is recognized as a charge to earnings in the period in which the impairment is determined. We include our marketable equity securities in the “Other current assets” line item in our Consolidated Balance Sheet.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories — Inventories are valued at the lower of cost (determined by average and first-in, first-out methods) or market. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. See Note 6: Inventories for additional information regarding inventories.

Property, Plant and Equipment — Property, plant and equipment are carried on the basis of cost and includes software capitalized for internal use. Depreciation of buildings, machinery and equipment is computed by the straight-line and accelerated methods. The estimated useful lives of buildings generally range between 3 and 45 years. The estimated useful lives of machinery and equipment generally range between 2 and 10 years. Amortization of internal-use software begins when the software is put into service and is based on the expected useful life of the software. The useful lives over which we amortize internal-use software generally range between 3 and 7 years. See Note 7: Property, Plant and Equipment for additional information regarding property, plant and equipment.

Goodwill and Indefinite-Lived Intangible Assets — Goodwill and indefinite-lived intangible assets are not amortized. We perform annual (or under certain circumstances, more frequent) impairment tests of our goodwill and indefinite-lived intangible assets. We test indefinite-lived intangible assets for impairment by comparing their fair value (determined by forecasting future cash flows) against their carrying value. We test goodwill for impairment using a two-step process. The first step is to identify potential impairment by comparing the fair value of each of our reporting units, which we define as our business segments, with its net book value, including goodwill, adjusted for allocations of corporate assets and liabilities as appropriate. If the fair value of a reporting unit exceeds its adjusted net book value, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the adjusted net book value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. See Note 8: Goodwill, Note 9: Intangible Assets and Note 22: Impairment of Goodwill and Other Long-Lived Assets for additional information regarding goodwill and intangible assets, including goodwill and intangible asset impairment charges recorded in fiscal 2009.

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

Capitalized Software to Be Sold, Leased or Otherwise Marketed — Costs incurred to acquire or create a computer software product are expensed when incurred as research and development until technological feasibility has been established for the product, at which point such costs are capitalized. Technological feasibility is normally established upon completion of a detailed program design. Capitalization of computer software costs ceases when the product is available for general release to customers. Costs of reproduction, documentation, training materials, physical packaging, maintenance and customer support are charged to cost of products sold as incurred. Capitalized software to be sold, leased or otherwise marketed is evaluated for impairment periodically by comparing the unamortized capitalized costs of a computer software product to the net realizable value of that product. In the fourth quarter of fiscal 2009, we recorded a $24.4 million write-down of capitalized software in our Broadcast Communications segment based on market conditions that resulted in reduced levels of capital expenditures, including demand for Broadcast Communications’ software products. See Note 22: Impairment of Goodwill and Other Long-Lived Assets for additional information regarding impairment charges recorded in fiscal 2009.

Capitalized software to be sold, leased or otherwise marketed had a net carrying value of $27.1 million at July 2, 2010 and $22.4 million at July 3, 2009. Total amortization expense related to these capitalized software

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts for fiscal 2010, 2009 and 2008 was $3.4 million, $4.7 million and $3.8 million, respectively. The annual amortization of these capitalized software costs is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Based on this policy, the useful lives over which we amortize costs of computer software to be sold, leased or otherwise marketed range from 2 to 7 years. Amortization commences when the product is available for general release to customers. The capitalized costs, net of accumulated amortization, are reflected in the “Other non-current assets” line item in our Consolidated Balance Sheet. The amortization of capitalized software is included in the “Cost of product sales” line item in our Consolidated Statement of Income.

Other Assets and Liabilities — No current assets within the “Other current assets” line item in our Consolidated Balance Sheet exceeded 5 percent of our total current assets as of July 2, 2010 or July 3, 2009. No assets within the “Other non-current assets” line item in our Consolidated Balance Sheet exceeded 5 percent of total assets as of July 2, 2010 or July 3, 2009. No accrued liabilities or expenses within the “Other accrued items” or “Other long-term liabilities” line items in our Consolidated Balance Sheet exceeded 5 percent of our total current liabilities or total liabilities, respectively, as of July 2, 2010 or July 3, 2009.

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

Segment	Warranty Periods

RF Communications	One to twelve years
Broadcast Communications	Less than one year to five years
Government Communications Systems	One to two years

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock Options and Other Share-Based Compensation — We measure compensation cost for all share-based payments (including employee stock options) at fair value and recognize cost over the vesting period. It is our policy to issue shares when options are exercised. We have also repurchased shares of our common stock to offset the dilutive effect of shares issued under our stock incentive plans. See Note 14: Stock Options and Other Share-Based Compensation for additional information regarding share-based compensation.

Restructuring Costs — We record restructuring charges for sales or terminations of product lines, closures or relocations of business activities, changes in management structure, and fundamental reorganizations that affect the nature and focus of operations. Such costs include one-time termination benefits, contract termination costs and costs to consolidate facilities or relocate employees. We record these charges at their fair value when incurred. In cases where employees are required to render service until they are terminated in order to receive the termination benefits and will be retained beyond the minimum retention period, we record the expense ratably over the future service period. These charges are included as a component of the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income.

During the fourth quarter of fiscal 2009, due to the global economic slowdown, pressure on Department of Defense (“DoD”) spending, and contract delays, we announced a number of cost-reduction actions across our business segments and at our corporate headquarters. We recorded charges, net of government cost reimbursement, of $17.8 million for severance and other employee-related exit costs and $4.5 million related to consolidation of facilities. As of the end of fiscal 2009, we had recorded liabilities associated with these restructuring activities of $26.5 million, of which the majority was paid during fiscal 2010.

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

Contracts are combined when specific aggregation criteria are met. Criteria generally include closely interrelated activities performed for a single customer within the same economic environment. Contracts are generally not segmented. If contracts are segmented, we have determined that they meet specific segmenting criteria. Amounts representing contract change orders, claims or other items are included in sales only when they can be reliably estimated and realization is probable. Incentives or penalties and awards applicable to performance on contracts are considered in estimating sales and profit rates and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions, which increase earnings based solely on a single significant event, are generally not recognized until the event occurs. When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period. Anticipated losses on contracts or programs in progress are charged to earnings when identified.

This segment also has revenue from product sales other than development and production contracts and revenue from service arrangements, which are recognized when persuasive evidence of an arrangement exists, the fee is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fixed or determinable, collection is probable, delivery of a product has occurred, and title has transferred or services have been rendered. Further, if an arrangement other than a development and production contract requires the delivery or performance of multiple deliverables or elements under a bundled sale, we determine whether the individual elements represent separate units of accounting. If they do, we recognize the revenue associated with each element separately and contract revenue is allocated among elements based on relative fair value. If the elements within a bundled sale are not considered separate units of accounting, the delivery of an individual element is considered not to have occurred if there are undelivered elements that are essential to the functionality. Unearned income on service contracts is amortized by the straight-line method over the term of the contracts. Also, if contractual obligations related to customer acceptance exist, revenue is not recognized for a product or service unless these obligations are satisfied.

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

Retirement Benefits — As of July 2, 2010, we provide retirement benefits to substantially all U.S.-based employees primarily through a defined contribution retirement plan that includes a 401(k) plan and certain non-qualified deferred compensation plans. The defined contribution retirement plan has matching and savings elements. Contributions by us to the retirement plan are based on employees’ savings with no other funding requirements. We may make additional contributions to the retirement plan at our discretion. Retirement benefits also include a defined benefit plan in the United Kingdom and an unfunded limited healthcare plan for U.S.-based retirees and employees on long-term disability. We accrue the estimated cost of these medical benefits, which are not material, during an employee’s active service life.

Retirement plan expenses amounted to $53.2 million in fiscal 2010, $46.9 million in fiscal 2009 and $46.0 million in fiscal 2008. Retirement plan expenses exclude profit sharing under our performance reward plan, which is recorded as compensation expense.

Environmental Expenditures — We capitalize environmental expenditures that increase the life or efficiency of property or that reduce or prevent environmental contamination. We accrue environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable.

We are named as a potentially responsible party at 14 sites where future liabilities could exist. These sites include 2 sites owned by us, 8 sites associated with our former graphics or semiconductor locations and 4 treatment or disposal sites not owned by us that contain hazardous substances allegedly attributable to us from past operations. Based on an assessment of relevant factors, we have estimated that our discounted liability under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and other environmental statutes and regulations for identified sites, using a 7.5 percent discount rate, is approximately

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$4.5 million. The current portion of this liability is included in the “Other accrued items” line item and the non-current portion is included in the “Other long-term liabilities” line item in our Consolidated Balance Sheet. The expected aggregate undiscounted amount that will be incurred over the next 15 to 20 years (depending on the number of years for each site) is approximately $7.2 million. The expected payments for the next five years are: fiscal 2011 — $0.6 million; fiscal 2012 — $0.5 million; fiscal 2013 — $0.7 million; fiscal 2014 — $0.6 million; fiscal 2015 — $0.7 million; and the aggregate amount thereafter is approximately $4.1 million. The relevant factors we considered in estimating our potential liabilities under the Superfund Act and other environmental statutes and regulations include cost-sharing agreements with other parties and the potential indemnification from successor and predecessor owners of these sites. We do not believe that any uncertainties regarding these relevant factors will materially affect our potential liability under the Superfund Act and other environmental statutes and regulations.

Financial Guarantees and Commercial Commitments — Financial guarantees are contingent commitments issued to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper issuances, bond financings and similar transactions. As of July 2, 2010, there were no such contingent commitments accrued for in our Consolidated Balance Sheet.

We have entered into commercial commitments in the normal course of business including surety bonds, standby letter of credit agreements and other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers and to obtain insurance policies with our insurance carriers. As of July 2, 2010, we had total commercial commitments, including debt and performance guarantees, of $468.4 million.

Financial Instruments and Risk Management — In the normal course of doing business, we are exposed to global market risks, including the effect of changes in foreign currency exchange rates. We use derivative instruments to manage our exposure to such risks and formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions. We recognize all derivatives in our Consolidated Balance Sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. We do not hold or issue derivatives for trading purposes. See Note 19: Derivative Instruments and Hedging Activities for additional information regarding our use of derivative instruments.

Net Income Per Share — Net income per share is based upon the weighted average number of common and common equivalent shares outstanding during each year. See Note 15: Income From Continuing Operations Per Share for additional information regarding net income per share.

Reclassifications — Certain prior-year amounts have been reclassified in our Consolidated Financial Statements to conform with current-year classifications.

NOTE 2:	ACCOUNTING CHANGES OR RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards
In fiscal 2010, we adopted the following accounting standards, none of which had a material impact on our financial position, results of operations or cash flows:

•	The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”), which is now the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. Additionally, we are using the new guidelines prescribed by the Codification when referring to GAAP, including the elimination of pre-Codification GAAP references unless accompanied by Codification GAAP references.

•	The provisions of the accounting standard for fair value measurements related to nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis; and the accounting standard requiring interim disclosures about fair value of financial instruments, which extends the annual disclosure requirements about fair value of financial instruments to interim reporting periods. See Note 24: Fair Value Measurements for fair value disclosures required by these standards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The accounting standard updating accounting, presentation and disclosure requirements for noncontrolling interests in consolidated financial statements, which requires that noncontrolling interests (previously referred to as minority interests) be clearly identified and presented as a component of equity, separate from the parent’s equity. This standard also requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; that changes in ownership interest be accounted for as equity transactions; and that when a subsidiary is deconsolidated, any retained noncontrolling equity investment in that subsidiary and the gain or loss on the deconsolidation of that subsidiary be measured at fair value. As a result of implementing this standard, for the applicable periods in the Consolidated Statement of Income, the “Net income” line item includes 100 percent of the results of HSTX, and the “Net income attributable to Harris Corporation” line item includes 56 percent of the results of HSTX (which was the percentage of outstanding shares of HSTX owned by us prior to the Spin-off).

•	The accounting standard for determining whether instruments granted in share-based payment transactions are participating securities. Also, income per basic and diluted common share should be calculated using the more dilutive of the treasury stock or two-class methods. Prior to the issuance of this accounting standard, we had been using the treasury method. In accordance with this standard, basic and diluted weighted average common shares outstanding for prior periods have been restated. The application of this standard decreased income from continuing operations per basic common share by $.04, $.01 and $.03, in fiscal 2010, fiscal 2009 and fiscal 2008, respectively; and decreased income from continuing operations per diluted common share by $.03, $.02 and $.02 in fiscal 2010, fiscal 2009 and fiscal 2008, respectively. See Note 15: Income From Continuing Operations Per Share for further information.

•	The accounting standards for accounting for business combinations, which significantly change the accounting and reporting requirements related to business combinations, including the recognition of acquisition-related transaction and post-acquisition restructuring costs in our results of operations as incurred. While the adoption of these standards did not have a material impact on our results of operations or cash flows directly in, or on our financial position directly as of the end of, fiscal 2010, it may have a significant effect on the accounting for any future acquisitions we make.

•	The accounting standard that requires additional disclosures about fair value of financial instruments and also clarifies certain existing disclosure requirements, including the requirement to provide fair value measurement disclosures for each class of assets and liabilities instead of each major category of assets and liabilities. See Note 24: Fair Value Measurements for fair value disclosures required by this standard.

•	The accounting standard that eliminated the requirement for SEC filers to disclose the date through which subsequent events were evaluated.

Accounting Standards Issued But Not Yet Effective
In October 2009, the FASB issued an accounting standards update that revises accounting and reporting requirements for arrangements with multiple deliverables. This update allows the use of an estimated selling price to determine the selling price of a deliverable in cases where neither vendor-specific objective evidence nor third-party evidence is available, which is expected to increase the ability for entities to separate deliverables in multiple-deliverable arrangements and, accordingly, to decrease the amount of revenue deferred in these cases. Additionally, this update requires the total selling price of a multiple-deliverable arrangement to be allocated at the inception of the arrangement to all deliverables based on relative selling prices. This update is to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for us is our fiscal 2011. We do not currently anticipate that the adoption of this update will materially impact our financial position, results of operations or cash flows.

In October 2009, the FASB issued an accounting standards update that clarifies which revenue allocation and measurement guidance should be used for arrangements that contain both tangible products and software, in cases where the software is more than incidental to the tangible product as a whole. More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software as well as undelivered software elements that relate to this software are excluded from the scope of existing software revenue guidance, which is expected to decrease the amount of revenue deferred in these cases. This update is to be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for us is our fiscal 2011. We do not currently anticipate that the adoption of this update will materially impact our financial position, results of operations or cash flows.

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

Prior to the Spin-off of HSTX, as of the end of the second quarter of fiscal 2009, based on the current global economic environment and the decline of the market capitalization of HSTX, we performed an interim review for impairment of HSTX’s goodwill and its other indefinite-lived intangible assets, consisting solely of the Stratex trade name. To test for potential impairment of HSTX’s goodwill, we determined the fair value of HSTX based on projected discounted cash flows and market-based multiples applied to sales and earnings. The results indicated an impairment of goodwill because the current carrying value of the segment exceeded its fair value. We then allocated this fair value to HSTX’s underlying assets and liabilities to determine the implied fair value of goodwill, resulting in a $279.0 million charge to write down all of HSTX’s goodwill. We determined the fair value of the Stratex trade name by performing a projected discounted cash flow analysis based on the relief-from-royalty approach, resulting in a $22.0 million charge to write down a majority of the carrying value of the Stratex trade name. Substantially all of the goodwill and the Stratex trade name were recorded in connection with the combination of Stratex and our Microwave Communications Division in January 2007.

Summarized financial information for our discontinued operations is as follows:

	2009	2008
	(In millions)

Revenue from product sales and services	$594.6	$718.4

Loss before income taxes and noncontrolling interest	$(340.8)	$(29.0)
Income taxes	(33.6)	12.5
Loss on the disposition of discontinued operations, including income tax expense of $11.1 million	(62.6)	—

Discontinued operations, net of income taxes	(437.0)	(16.5)
Noncontrolling interest in discontinued operations, net of income taxes	162.5	7.2

Discontinued operations attributable to Harris Corporation common shareholders, net of income taxes	$(274.5)	$(9.3)

Current assets	$—	$442.2
Total assets	—	947.9
Current liabilities	—	195.4
Total liabilities	—	196.6
Noncontrolling interest in discontinued operations	—	332.0
Net assets of discontinued operations	—	419.3

Unless otherwise specified, the information set forth in the other Notes relates solely to our continuing operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4:	BUSINESS COMBINATIONS

During fiscal 2009 we made the following significant acquisition:

•	Acquisition of Tyco Electronics Wireless Systems Business. On May 29, 2009, we acquired substantially all of the assets of the Tyco Electronics wireless systems business (“Wireless Systems”) (formerly known as M/A-COM), an established provider of mission-critical wireless communications systems for law enforcement, fire and rescue, public service, utility and transportation markets. In connection with the acquisition, we assumed liabilities primarily related to Wireless Systems. We did not assume the State of New York wireless network contract awarded to Wireless Systems in December 2004. The total purchase price for Wireless Systems was $674.9 million. We report Wireless Systems, which we now call the Public Safety and Professional Communications business, within our RF Communications segment. We believe the acquisition created a powerful supplier of end-to-end wireless network solutions to the global land mobile radio systems market. Additional details, including calculation of the purchase price, identifiable intangible assets and Wireless Systems’ Consolidated Balance Sheet as of the acquisition date, are provided in the table and notes below.

The following tables provide further detail of the acquisition of Wireless Systems in fiscal 2009:

Wireless Systems
(In millions)

Date of acquisition	5/29/09
Reporting business segment	RF Communications

Cash consideration paid to former owner	$664.3
Acquisition costs	10.6

Total purchase price	$674.9

Balance Sheet as of the acquisition date:
Accounts and notes receivable	$74.0
Inventories	42.6
Income taxes receivable	2.3
Current deferred income taxes	14.2
Non-current deferred tax assets	76.8
Identifiable intangible assets and in-process research and development	203.5
Goodwill	408.4
Property, plant and equipment	136.6
Other assets	6.7

Total assets acquired	965.1

Accounts payable and accrued expenses	107.8
Advance payments and unearned income	18.9
Long-term contract liability	160.0
Other liabilities	3.5

Total liabilities acquired	290.2

Net assets acquired	$674.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Wireless Systems
	Weighted
	Average
	Amortization
	Period	Total
	(In years)	(In millions)

Identifiable Intangible Assets:
Customer relationships	10.0	$62.8
Developed technology	10.0	82.0
Trade names	10.0	11.0
Contract backlog	4.0	34.1
Other	2.0	6.6

Totals and weighted average lives	8.3	$196.5

In-process research and development		$7.0

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

	2009	2008
	(In millions, except per share amounts)

Revenue from product sales and services — as reported	$5,005.0	$4,596.1
Revenue from product sales and services — pro forma	$5,403.3	$5,075.5
Income from continuing operations — as reported	$312.4	$453.5
Income from continuing operations — pro forma	$328.6	$493.6
Income from continuing operations per diluted common share — as reported	$2.33	$3.31
Income from continuing operations per diluted common share — pro forma	$2.45	$3.60

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The goodwill resulting from this business combination was associated primarily with Wireless Systems’ market presence and leading position, growth opportunities in the market in which they operate, and experienced work force and established operating infrastructure. The goodwill resulting from this acquisition is deductible for tax purposes.

NOTE 5:	RECEIVABLES

Receivables are summarized below:

	2010	2009
	(In millions)

Accounts receivable	$613.0	$630.4
Unbilled costs on cost-plus contracts	125.1	149.1
Notes receivable due within one year, net	7.9	4.5

	746.0	784.0
Less allowances for collection losses	(10.0)	(13.2)

	$736.0	$770.8

We expect to bill substantially all unbilled costs outstanding on cost-plus contracts at July 2, 2010 during fiscal 2011.

NOTE 6:	INVENTORIES

Inventories are summarized below:

	2010	2009
	(In millions)

Unbilled costs and accrued earnings on fixed-price contracts	$295.3	$305.0
Finished products	134.6	146.7
Work in process	59.7	64.1
Raw materials and supplies	125.7	91.4

	$615.3	$607.2

Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $35.8 million at July 2, 2010 and $16.1 million at July 3, 2009.

NOTE 7:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below:

	2010	2009
	(In millions)

Land	$13.1	$10.9
Software capitalized for internal use	85.7	69.8
Buildings	396.6	351.4
Machinery and equipment	860.2	812.5

	1,355.6	1,244.6
Less allowances for depreciation and amortization	(745.9)	(701.4)

	$609.7	$543.2

Depreciation and amortization expense related to property, plant and equipment was $110.0 million, $93.5 million and $87.9 million in fiscal 2010, 2009 and 2008, respectively.

NOTE 8:	GOODWILL

We test goodwill and other indefinite-lived intangible assets at least annually for impairment. See Note 3: Discontinued Operations for information regarding impairment of HSTX’s goodwill and its other indefinite-lived intangible assets recorded in fiscal 2009. See Note 22: Impairment of Goodwill and Other Long-Lived Assets for information regarding impairment of our Broadcast Communications segment’s goodwill recorded in fiscal 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the carrying amount of goodwill for the fiscal years ended July 2, 2010 and July 3, 2009, by business segment, are as follows:

		Government
	RF	Communications	Broadcast
	Communications	Systems	Communications	Total
	(In millions)

Balance at June 27, 2008 — net of impairment losses	$6.0	$414.5	$842.0	$1,262.5
Goodwill acquired during the period	405.4	41.2	—	446.6
Impairment of goodwill	—	—	(160.9)	(160.9)
Currency translation adjustments	0.2	(0.4)	(38.1)	(38.3)
Other (including true-ups of previously estimated purchase price allocations)	—	(3.8)	1.0	(2.8)

Balance at July 3, 2009 — net of impairment losses	411.6	451.5	644.0	1,507.1
Goodwill acquired during the period	4.1	39.5	—	43.6
Impairment of goodwill	—	—	—	—
Currency translation adjustments	3.9	1.8	17.2	22.9
Other (including true-ups of previously estimated purchase price allocations)	3.0	(0.4)	—	2.6

Balance at July 2, 2010 — net of impairment losses	$422.6	$492.4	$661.2	$1,576.2

Balance at July 2, 2010 — before impairment losses	$422.6	$492.4	$822.1	$1,737.1
Accumulated impairment losses	—	—	(160.9)	(160.9)

Balance at July 2, 2010 — net of impairment losses	$422.6	$492.4	$661.2	$1,576.2

The goodwill resulting from acquisitions was associated primarily with the acquired companies’ market presence and leading positions, growth opportunities in the markets in which the acquired companies operated, experienced work forces and established operating infrastructures.

NOTE 9:	INTANGIBLE ASSETS

We recorded impairment charges to intangible assets during fiscal 2009, which reduced their carrying value. See Note 3: Discontinued Operations for information regarding impairment of HSTX’s indefinite-lived intangible assets. See Note 22: Impairment of Goodwill and Other Long-Lived Assets for information regarding impairment of our Broadcast Communications segment’s amortizable intangible assets.

Intangible assets subject to amortization and not subject to amortization are as follows:

	2010			2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In millions)

Customer relationships	$229.7	$66.2	$163.5	$216.2	$43.5	$172.7
Developed technologies	173.3	77.8	95.5	164.6	63.3	101.3
Contract backlog	57.5	30.6	26.9	56.9	20.8	36.1
Trade names	15.8	4.8	11.0	15.3	3.4	11.9
Other	8.1	7.6	0.5	18.8	5.6	13.2

Total subject to amortization	484.4	187.0	297.4	471.8	136.6	335.2
Total not subject to amortization	0.4	—	0.4	0.4	—	0.4

Total intangible assets	$484.8	$187.0	$297.8	$472.2	$136.6	$335.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense related to intangible assets was $49.6 million, $43.3 million and $44.7 million in fiscal 2010, 2009 and 2008, respectively.

Future estimated amortization expense for intangible assets is as follows:

Total
(In millions)

Fiscal Years:
2011	$48.5
2012	46.9
2013	43.6
2014	33.7
2015	31.9
Thereafter	92.8

Total	$297.4

NOTE 10:	ACCRUED WARRANTIES

Changes in our warranty liability, which is included as a component of the “Other accrued items” line item in our Consolidated Balance Sheet, during fiscal 2010 and 2009, are as follows:

	2010	2009
	(In millions)

Balance at beginning of the fiscal year	$65.5	$41.6
Warranty provision for sales made during the year	28.4	26.4
Settlements made during the year	(43.4)	(19.4)
Other adjustments to the warranty liability, including those for acquisitions and foreign currency translation, during the year	22.6	16.9

Balance at end of the fiscal year	$73.1	$65.5

NOTE 11:	CREDIT ARRANGEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The 2008 Credit Agreement contains certain covenants, including covenants limiting: certain liens on our assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and certain investments in unrestricted subsidiaries. The 2008 Credit Agreement also requires that we not permit our ratio of consolidated total indebtedness to total capital, each as defined, to be greater than 0.60 to 1.00 and not permit our ratio of consolidated EBITDA to consolidated net interest expense, each as defined, to be less than 3.00 to 1.00 (measured on the last day of each fiscal quarter for the rolling four-quarter period then ending). We were in compliance with the covenants in the 2008 Credit Agreement in fiscal 2010. The 2008 Credit Agreement contains certain events of default, including: failure to make payments; failure to perform or observe terms, covenants and agreements; material inaccuracy of any representation or warranty; payment default under other indebtedness with a principal amount in excess of $75 million or acceleration of such indebtedness; occurrence of one or more final judgments or orders for the payment of money in excess of $75 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $75 million; any bankruptcy or insolvency; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the 2008 Credit Agreement are due and mature on September 10, 2013, unless the commitments are terminated earlier either at our request or if certain events of default occur. At July 2, 2010, we had no borrowings outstanding under the 2008 Credit Agreement, but we had $30.0 million of short-term debt outstanding under our commercial paper program, which is supported by the 2008 Credit Agreement.

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

NOTE 12:	SHORT-TERM DEBT

Our short-term debt was $30.0 million at July 2, 2010 and $105.7 million at July 3, 2009, and this short-term debt consisted solely of commercial paper. The weighted-average interest rate for our short-term debt was 0.4 percent at July 2, 2010 and 1.0 percent at July 3, 2009.

NOTE 13:	LONG-TERM DEBT

Long-term debt is summarized below:

	2010	2009
	(In millions)

6.375% notes, due fiscal 2019	$350.0	$350.0
5.95% notes, due fiscal 2018	400.0	400.0
5.0% notes, due fiscal 2016	300.0	300.0
6.35% debentures, due fiscal 2028	25.8	25.8
7.0% debentures, due fiscal 2026	100.0	100.0
Other	1.5	2.2

Total debt	1,177.3	1,178.0
Less: current portion of debt	(0.7)	(0.7)

Total long-term debt	$1,176.6	$1,177.3

The potential maturities of long-term debt, including the current portion, for the five years following fiscal 2010 and, in total, thereafter are: $0.7 million in fiscal 2011; $0.6 million in fiscal 2012; $0.2 million in fiscal 2013; none in fiscal 2014; none in fiscal 2015; and $1,175.8 million thereafter. All of our outstanding long-term debt is unsubordinated and unsecured with equal ranking.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14:	STOCK OPTIONS AND OTHER SHARE-BASED COMPENSATION

As of July 2, 2010, we had three shareholder-approved employee stock incentive plans (“SIPs”) under which options or other share-based compensation was outstanding, and we had the following types of share-based awards outstanding under our SIPs: stock options, performance share awards, performance share unit awards, restricted stock awards and restricted stock unit awards. We believe that such awards more closely align the interests of employees with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our SIPs).

Summary of Share-Based Compensation Expense

The following table summarizes the amounts and classification of share-based compensation expense:

	2010	2009	2008
	(In millions)

Total expense	$35.3	$39.3	$30.4

Included in:
Cost of product sales and services	$3.9	$3.5	$2.2
Engineering, selling and administrative expenses	31.4	35.8	28.2

Income from continuing operations	35.3	39.3	30.4
Tax effect on share-based compensation expense	(11.7)	(14.0)	(9.8)

Total share-based compensation expense after-tax	$23.6	$25.3	$20.6

Compensation cost related to share-based compensation arrangements that was capitalized as part of inventory or fixed assets as of July 2, 2010, July 3, 2009 and June 27, 2008 was not material.

Shares of common stock remaining available for future issuance under our SIPs totaled 17,800,543 as of July 2, 2010. In fiscal 2010, we issued an aggregate of 898,766 shares of common stock under the terms of our SIPs, which is net of shares withheld for tax purposes.

Stock Options

The following information relates to stock options that have been granted under shareholder-approved SIPs. Option exercise prices are equal to or greater than the fair market value of our common stock on the date the options are granted, using the closing stock price of our common stock. Options may be exercised for a period set at the time of grant, which generally ranges from seven to ten years after the date of grant, and they generally become exercisable in installments, which are typically 33.3 percent one year from the grant date, 33.3 percent two years from the grant date and 33.3 percent three years from the grant date.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model which uses assumptions noted in the following table. Expected volatility is based on implied volatility from traded options on our common stock and the historical volatility of our stock price over the expected term of the options. The expected term of the options is based on historical observations of our common stock over the past ten years, considering average years to exercise for all options exercised, average years to cancellation for all options cancelled and average years remaining for outstanding options, which is calculated based on the weighted-average vesting period plus the weighted-average of the difference between the vesting period and average years to exercise and cancellation. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of the significant assumptions used in calculating the fair value of stock option grants under our SIPs is as follows:

	2010	2009	2008

Expected dividends	2.1%	1.4%	1.0%
Expected volatility	38.2%	33.4%	31.2%
Risk-free interest rates	2.4%	2.6%	4.3%
Expected term (years)	4.71	4.45	4.26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity under our SIPs as of July 2, 2010 and changes during fiscal 2010 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price	Contractual	Aggregate
	Shares	Per Share	Term	Intrinsic Value
			(In years)	(In millions)

Stock options outstanding at July 3, 2009	5,926,558	$36.99
Stock options forfeited or expired	(119,760)	$41.36
Stock options granted	2,039,790	$35.21
Stock options exercised	(819,079)	$27.16

Stock options outstanding at July 2, 2010	7,027,509	$37.55	4.88	$49.54

Stock options exercisable at July 2, 2010	4,187,752	$35.97	3.01	$37.53

The weighted-average grant-date fair value was $10.38 per share, $11.38 per share and $14.88 per share for options granted during fiscal 2010, 2009 and 2008, respectively. The total intrinsic value of options exercised during fiscal 2010, 2009 and 2008 was $16.4 million, $4.0 million and $46.8 million, respectively, at the time of exercise.

A summary of the status of our nonvested stock options at July 2, 2010 and changes during fiscal 2010 is as follows:

		Weighted-
		Average
		Grant-Date
		Fair Value
	Shares	Per Share

Nonvested stock options at July 3, 2009	1,990,264	$14.58
Stock options granted	2,039,790	$10.38
Stock options vested	(1,190,297)	$14.12

Nonvested stock options at July 2, 2010	2,839,757	$11.76

As of July 2, 2010, there was $33.4 million of total unrecognized compensation cost related to nonvested stock options granted under our SIPs. This cost is expected to be recognized over a weighted-average period of 1.78 years. The total fair value of stock options that vested during fiscal 2010, 2009 and 2008 was approximately $16.8 million, $12.3 million and $12.1 million, respectively.

Restricted Stock Awards

The following information relates to awards of restricted stock and restricted stock units that have been granted to employees under our SIPs. The restricted stock and restricted stock units are not transferable until vested and the restrictions lapse upon the achievement of continued employment over a specified time period.

The fair value of each restricted stock grant is based on the closing price of our common stock on the date of grant and is amortized to compensation expense over its vesting period. At July 2, 2010, there were 530,616 shares of restricted stock outstanding.

The fair value of each restricted stock unit, which can be distributed in cash or shares, is equal to the most probable estimate of intrinsic value at the time of distribution and is amortized to compensation expense over the vesting period. At July 2, 2010, we had 59,632 restricted stock units outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of our restricted stock and restricted stock units at July 2, 2010 and changes during fiscal 2010 is as follows:

		Weighted-
		Average
		Grant
		Price
	Shares	Per Share

Restricted stock and restricted stock units outstanding at July 3, 2009	397,297	$50.19
Restricted stock and restricted stock units granted	405,500	$36.45
Restricted stock and restricted stock units vested	(178,699)	$46.52
Restricted stock and restricted stock units forfeited	(33,850)	$37.16

Restricted stock and restricted stock units outstanding at July 2, 2010	590,248	$42.61

As of July 2, 2010, there was $13.5 million of total unrecognized compensation cost related to restricted stock and restricted stock unit awards under our SIPs. This cost is expected to be recognized over a weighted-average period of 1.72 years. The weighted-average grant date price per share of restricted stock and per unit of restricted stock units granted during fiscal 2010, 2009 and 2008 was $36.45, $50.57 and $57.47, respectively. The total fair value of restricted stock and restricted stock units that vested during fiscal 2010, 2009 and 2008 was approximately $8.3 million, $5.1 million and $3.5 million, respectively.

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

The fair value of each performance share is based on the closing price of our common stock on the date of grant and is amortized to compensation expense over its vesting period, if achievement of the performance measures is considered probable. At July 2, 2010, there were 904,823 performance shares outstanding.

The fair value of each performance share unit, which can be distributed in cash or shares, is equal to the most probable estimate of intrinsic value at the time of distribution and is amortized to compensation expense over the vesting period. At July 2, 2010, there were 75,131 performance share units outstanding.

A summary of the status of our performance shares and performance share units at July 2, 2010 and changes during fiscal 2010 is as follows:

		Weighted-
		Average
		Grant
		Price
	Shares	Per Share

Performance shares and performance share units outstanding at July 3, 2009	715,768	$50.90
Performance shares and performance share units granted	593,200	$36.43
Performance shares and performance share units vested	(296,709)	$43.88
Performance shares and performance share units forfeited	(32,305)	$43.96

Performance shares and performance share units outstanding at July 2, 2010	979,954	$44.49

As of July 2, 2010, there was $19.4 million of total unrecognized compensation cost related to performance share and performance share unit awards under our SIPs. This cost is expected to be recognized over a weighted-average period of 1.49 years. The weighted-average grant date price per share of performance shares and per unit of performance share units granted during fiscal 2010, 2009 and 2008 was $36.43, $48.82 and $46.86, respectively. The total fair value of performance share and performance share units that vested during fiscal 2010, 2009 and 2008 was approximately $13.0 million, $10.7 million and $7.7 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15:	INCOME FROM CONTINUING OPERATIONS PER SHARE

In the quarter ended October 2, 2009, we retrospectively adopted an accounting standard requiring that our unvested share-based payment awards that contain rights to receive nonforfeitable dividends be treated as participating securities and that such awards be included in the calculations of income per basic and diluted common share using the more dilutive of the treasury stock or two-class methods. Our performance share awards and restricted stock awards meet the definition of participating securities and are included in the calculations of income from continuing operations per basic and diluted common share presented below using the two-class method, including restatement of prior period amounts. Prior to the issuance of this accounting standard, we had been using the treasury method.

The computations of income from continuing operations per share are as follows:

	2010	2009	2008
	(In millions, except per share amounts)

Income from continuing operations	$561.6	$312.4	$453.5
Adjustments for participating securities outstanding	(5.9)	(2.1)	(3.7)

Income from continuing operations used in basic common share calculations (A)	555.7	310.3	449.8
Impact of convertible debentures	—	—	0.5

Income from continuing operations used in diluted common share calculations (B)	$555.7	$310.3	$450.3

Basic weighted average common shares outstanding (C)	129.0	132.3	133.9
Impact of dilutive stock options	1.0	0.7	1.5
Impact of convertible debentures	—	—	0.8

Diluted weighted average common shares outstanding (D)	130.0	133.0	136.2

Income from continuing operations per basic common share (A)/(C)	$4.31	$2.35	$3.36
Income from continuing operations per diluted common share (B)/(D)	$4.28	$2.33	$3.31

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

Potential dilutive common shares primarily consist of employee stock options. Employee stock options to purchase approximately 3,300,641, 3,270,318 and 862,840 shares of our common stock were outstanding at the end of fiscal 2010, 2009 and 2008, respectively, but were not included in the computation of income from continuing operations per diluted common share because the effect would have been antidilutive as the options’ exercise prices exceeded the weighted average market price.

NOTE 16:	RESEARCH AND DEVELOPMENT

Company-sponsored research and product development costs are expensed as incurred. These costs were $325.8 million in fiscal 2010, $243.5 million in fiscal 2009 and $248.0 million in fiscal 2008 and are included in the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income. Customer-sponsored research and development costs are incurred pursuant to contractual arrangements and are accounted for principally by the percentage-of-completion method. Customer-sponsored research and development costs incurred under U.S. Government-sponsored contracts require us to provide a product or service meeting certain defined performance or other specifications (such as designs). Customer-sponsored research and development was $720.9 million in fiscal 2010, $759.2 million in fiscal 2009 and $731.8 million in fiscal 2008. Customer-sponsored research and development is included in our revenue and cost of product sales and services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17:	INTEREST EXPENSE

Total interest expense was $72.1 million, $52.8 million and $53.1 million in fiscal 2010, 2009 and 2008, respectively. Interest paid was $69.8 million, $49.0 million and $54.1 million in fiscal 2010, 2009 and 2008, respectively.

NOTE 18:	LEASE COMMITMENTS

Total rental expense amounted to $46.3 million in fiscal 2010, $31.5 million in fiscal 2009 and $33.4 million in fiscal 2008. Future minimum rental commitments under leases with an initial lease term in excess of one year, primarily for land and buildings, amounted to approximately $181.9 million at July 2, 2010. These commitments for the years following fiscal 2010 and, in total, thereafter are: fiscal 2011 — $41.6 million; fiscal 2012 — $33.1 million; fiscal 2013 — $24.7 million; fiscal 2014 — $19.7 million; fiscal 2015 — $14.9 million; and $47.9 million thereafter. These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions. We do not consider any of these individual leases material to our operations. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the current lease term, or estimated life, if shorter.

NOTE 19:	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of doing business, we are exposed to global market risks, including the effect of changes in foreign currency exchange rates. We use derivative instruments to manage our exposure to such risks and formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions. We recognize all derivatives in our Consolidated Balance Sheet at fair value. We do not hold or issue derivatives for trading purposes.

At July 2, 2010, we had open foreign currency forward contracts with a notional amount of $46.5 million, of which $16.2 million were classified as cash flow hedges and $30.3 million were classified as fair value hedges. This compares with open foreign currency forward contracts with a notional amount of $47.6 million at July 3, 2009, of which $20.2 million were classified as cash flow hedges and $27.4 million were classified as fair value hedges. At July 2, 2010, contract expiration dates ranged from less than 1 month to 12 months with a weighted average contract life of 2 months.

Balance Sheet Hedges
To manage the exposure in our balance sheet to risks from changes in foreign currency exchange rates, we implement fair value hedges. More specifically, we use foreign currency forward contracts and options to hedge certain balance sheet items, including foreign currency denominated accounts receivable and inventory. Changes in the value of the derivatives and the related hedged items are reflected in earnings, in the “Cost of product sales and services” line item in our Consolidated Statement of Income. As of July 2, 2010, we had outstanding foreign currency forward contracts denominated in the Euro, British Pound, Canadian Dollar and Australian Dollar to hedge certain balance sheet items. The net gains on foreign currency forward contracts designated as fair value hedges were not material in fiscal 2010, 2009 or 2008. In addition, no amounts were recognized in earnings in fiscal 2010, 2009 and 2008 related to hedged firm commitments that no longer qualify as fair value hedges.

Cash Flow Hedges
To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments from suppliers, future committed sales to customers and intercompany transactions. These derivatives are primarily being used to hedge currency exposures from cash flows anticipated in our RF Communications segment related to programs in the United Kingdom, Canada, Kosovo and China. We also have hedged U.S. dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of July 2, 2010, we had outstanding foreign currency forward contracts denominated in the Euro, British Pound, Canadian Dollar and Chinese Yuan Renminbi to hedge certain forecasted transactions.

These derivatives have only nominal intrinsic value at the time of purchase and have a high degree of correlation to the anticipated cash flows they are designated to hedge. Hedge effectiveness is determined by the correlation of the anticipated cash flows and the maturity dates of the derivatives used to hedge these cash flows. These financial instruments are marked-to-market using forward prices and fair value quotes with the offset to other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprehensive income, net of hedge ineffectiveness. Gains and losses from other comprehensive income are reclassified to earnings when the related hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The cash flow impact of our derivatives is included in the same category in our Consolidated Statement of Cash Flows as the cash flows of the item being hedged.

The amount of gains or losses from cash flow hedges recognized in earnings or recorded in other comprehensive income, including gains or losses related to hedge ineffectiveness, was not material in fiscal 2010, 2009 or 2008. We do not expect the amount of gains or losses recognized in the “Accumulated other comprehensive loss” line item in our Consolidated Balance Sheet as of July 2, 2010 that will be reclassified to earnings from comprehensive income within the next 12 months to be material.

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

See Note 24: Fair Value Measurements in these Notes for the amount of the assets and liabilities related to these foreign currency forward contracts in our Consolidated Balance Sheet as of July 2, 2010, and see our Consolidated Statement of Comprehensive Income and Equity for additional information on changes in accumulated other comprehensive loss for the three fiscal years ended July 2, 2010.

NOTE 20:	NON-OPERATING INCOME (LOSS)

The components of non-operating income (loss) are as follows:

	2010	2009	2008
	(In millions)

Impairment of securities available-for-sale	$—	$(7.6)	$—
Gain on AuthenTec warrants	—	—	5.6
Gain on the sale of securities available-for-sale	—	—	9.8
Impairment of investments	(0.3)	—	(0.5)
Net royalty income (expense)	(1.6)	3.4	(0.6)
Other	—	1.1	(2.9)

	$(1.9)	$(3.1)	$11.4

Substantially all of the gain realized on the sale of securities available-for-sale was transferred from accumulated other comprehensive income.

NOTE 21:	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss are as follows:

	2010	2009
	(In millions)

Foreign currency translation	$14.3	$(17.5)
Net unrealized gain (loss) on securities available-for-sale, net of income taxes	0.6	(0.2)
Net unrealized gain on hedging derivatives, net of income taxes	0.5	1.2
Unamortized loss on treasury lock, net of income taxes	(4.1)	(4.6)
Unrecognized pension obligations, net of income taxes	(31.7)	(30.3)

	$(20.4)	$(51.4)

NOTE 22:	IMPAIRMENT OF GOODWILL AND OTHER LONG-LIVED ASSETS

We test our goodwill and other indefinite-lived intangible assets for impairment annually, as well as when we change reporting segments and when events or circumstances indicate there may be an impairment. In the fourth quarter of fiscal 2009, we performed our annual review for impairment of our reporting units’ goodwill and other indefinite-lived intangible assets. To test for potential impairment, we determined the fair value of our reporting units based on projected discounted cash flows and market-based multiples applied to sales and earnings. Because of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the global recession and postponement of capital projects which significantly weakened demand, and the general decline of peer company valuations impacting our valuation, it appeared that goodwill in our Broadcast Communications segment was impaired, as the results of step one testing indicated the adjusted net book value of this segment exceeded its fair value. We then allocated this fair value to the Broadcast Communications segment’s underlying assets and liabilities to determine the implied fair value of goodwill.

In conjunction with the above-described impairment review, we conducted a review for impairment of Broadcast Communications’ other long-lived assets, including amortizable intangible assets and capitalized software, as any impairment of these assets must be considered prior to the conclusion of the impairment review. The fair value of Broadcast Communications’ other long-lived assets were determined based on projected discounted cash flows based on future sales and operating costs, except for product trade names, in which case we projected discounted cash flows based on the relief-from-royalty method.

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

NOTE 23:	INCOME TAXES

The provisions for income taxes are summarized as follows:

	2010	2009	2008
	(In millions)

Current:
United States	$270.5	$227.3	$201.1
International	1.0	1.7	5.8
State and local	17.4	20.1	23.8

	288.9	249.1	230.7

Deferred:
United States	(11.5)	(58.3)	(12.3)
International	(2.4)	(4.0)	(1.3)
State and local	3.7	(13.9)	(3.1)

	(10.2)	(76.2)	(16.7)

	$278.7	$172.9	$214.0

The components of deferred income tax assets (liabilities) are as follows:

	2010		2009
	Current	Non-Current	Current	Non-Current
	(In millions)

Inventory valuations	$23.8	$—	$17.1	$—
Accruals	126.7	68.4	115.9	73.3
Depreciation	—	(28.4)	—	(30.2)
Domestic tax loss and credit carryforwards	—	27.2	—	16.2
International tax loss and credit carryforwards	—	41.4	—	34.8
International research and development expense deferrals	—	41.5	—	36.9
Acquired intangibles	—	(28.8)	—	(37.8)
Share-based compensation	—	32.5	—	29.0
Unfunded pension liability	—	16.2	—	15.1
Unrecognized tax benefits	—	6.9	—	6.6
All other — net	(2.3)	8.2	(12.6)	10.7

	148.2	185.1	120.4	154.6
Valuation allowance	(2.9)	(77.4)	(3.2)	(69.3)

	$145.3	$107.7	$117.2	$85.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the United States statutory income tax rate to our effective income tax rate follows:

	2010	2009	2008

U.S. statutory income tax rate	35.0%	35.0%	35.0%
State taxes	1.1	0.3	1.6
International income	0.2	0.3	(0.6)
Settlement of tax audits	—	(1.3)	(1.8)
Research and development tax credit	(0.7)	(2.0)	(0.7)
Lookback and other interest	—	—	0.4
U.S. production activity benefit	(1.6)	(2.4)	(1.5)
Impairment of goodwill and other long-lived assets	—	6.6	—
Other items	(0.8)	(0.9)	(0.3)

Effective income tax rate	33.2%	35.6%	32.1%

United States income taxes have not been provided on $329.6 million of undistributed earnings of international subsidiaries because of our intention to reinvest those earnings indefinitely. Determination of unrecognized deferred U.S. tax liability for the undistributed earnings of international subsidiaries is not practicable. Tax loss and credit carryforwards as of July 2, 2010 have expiration dates ranging between one year and no expiration in certain instances. The amount of Federal, international, and state and local tax loss carryforwards as of July 2, 2010 were $29.9 million, $56.6 million and $10.0 million, respectively. Income (loss) from continuing operations before income taxes of international subsidiaries was $(4.9) million in fiscal 2010, $(59.3) million in fiscal 2009 and $30.0 million in fiscal 2008. Income taxes paid were $280.5 million in fiscal 2010, $308.4 million in fiscal 2009 and $208.8 million in fiscal 2008. The valuation allowance increased $7.8 million from $72.5 million at the end of fiscal 2009 to $80.3 million at the end of fiscal 2010. The valuation allowance has been established for financial reporting purposes, to offset certain domestic and foreign deferred tax assets due to uncertainty regarding our ability to realize them in the future.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2010	2009	2008
	(In millions)

Balance at beginning of the fiscal year	$23.1	$42.9	$53.1
Additions based on tax positions taken during the current year	6.1	2.3	2.0
Additions based on tax positions taken during prior years	7.6	0.4	1.6
Decreases based on tax positions taken during the current year	—	—	—
Decreases based on tax positions taken during prior years	(0.2)	(19.3)	(9.7)
Decreases from settlements	—	(3.0)	(2.2)
Decreases from a lapse of statute of limitations	(3.4)	(0.2)	(1.9)

Balance at end of the fiscal year	$33.2	$23.1	$42.9

As of July 2, 2010, we had $33.2 million of unrecognized tax benefits, of which $25.6 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized.

We recognize accrued interest and penalties related to unrecognized tax benefits as part of our income tax expense. We had accrued $3.4 million for the potential payment of interest and penalties as of July 3, 2009 (and this amount was not included in the $23.1 million of unrecognized tax benefits balance at July 3, 2009 shown above) and $2.3 million of this total could favorably impact future tax rates. We had accrued $3.5 million for the potential payment of interest and penalties as of July 2, 2010 (and this amount was not included in the $33.2 million of unrecognized tax benefits balance at July 2, 2010 shown above) and $2.4 million of this total could favorably impact future tax rates.

We file numerous separate and consolidated income tax returns reporting our financial results and, where appropriate, those of our subsidiaries and affiliates, in the U.S. Federal jurisdiction, and various state, local and foreign jurisdictions. Pursuant to the Compliance Assurance Process, the Internal Revenue Service (“IRS”) is examining fiscal 2009, fiscal 2010 and fiscal 2011. We are currently under examination by the Canadian Revenue Agency for fiscal years 2005 through 2007, and we are appealing portions of a Canadian assessment relating to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal years 2000 through 2004. We are currently under examination by various state and international tax authorities for fiscal years ranging from 1997 through 2009. It is reasonably possible that there could be a significant decrease or increase to our unrecognized tax benefit balance during the course of the next twelve months as these examinations continue, other tax examinations commence or various statutes of limitations expire. An estimate of the range of possible changes cannot be made because of the significant number of jurisdictions in which we do business and the number of open tax periods.

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

The following table represents the fair value hierarchy of our assets and liabilities measured at fair value on a recurring basis (at least annually) as of July 2, 2010:

	Level 1	Level 2	Level 3	Total
	(In millions)

Financial Assets
Marketable equity securities (1)	$4.7	$—	$—	$4.7
Deferred compensation plan investments: (2)
Money market fund	27.5	—	—	27.5
Stock fund	30.5	—	—	30.5
Equity security	13.8	—	—	13.8
Foreign currency forward contracts (3)	—	1.3	—	1.3
Financial Liabilities
Deferred compensation plans (4)	68.0	—	—	68.0
Foreign currency forward contracts (5)	—	0.9	—	0.9

(1)	Represents investments classified as securities available-for-sale, which we include in the “Other current assets” line item in our Condensed Consolidated Balance Sheet.

(2)	Represents investments held in a Rabbi Trust associated with our non-qualified deferred compensation plans, which we include in the “Other current assets” and “Other non-current assets” line items in our Consolidated Balance Sheet.

(3)	Includes derivatives designated as hedging instruments, which we include in the “Other current assets” line item in our Consolidated Balance Sheet. The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities.

(4)	Primarily represents obligations to pay benefits under certain non-qualified deferred compensation plans, which we include in the “Compensation and benefits” and “Other long-term liabilities” line items in our Consolidated Balance Sheet. Under these plans, participants designate investment options (including money market, stock and fixed-income funds), which serve as the basis for measurement of the notional value of their accounts.

(5)	Includes derivatives designated as hedging instruments, which we include in the “Other accrued items” line item in our Consolidated Balance Sheet. The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities

Nonfinancial assets and nonfinancial liabilities that were measured at fair value on a nonrecurring basis were not material during fiscal 2010, 2009 or 2008, with the exception of impairments to goodwill and other long-lived assets as noted in Note 22: Impairment of Goodwill and Other Long-Lived Assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the carrying amounts and estimated fair values of our significant financial instruments that are not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	July 2, 2010		July 3, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(In millions)

Financial Liabilities
Long-term debt (including current portion) (1)	$1,177.3	$1,301.8	$1,178.0	$1,172.7

(1)	The estimated fair value was measured using a market approach based on quoted market prices for our debt traded in the secondary market.

NOTE 25:	BUSINESS SEGMENTS

We structure our operations primarily around the products and services we sell and the markets we serve, and we report the financial results of our continuing operations in the following three business segments — RF Communications, Government Communications Systems and Broadcast Communications. Our RF Communications segment is a global supplier of secure tactical radio communications and embedded high-grade encryption solutions for military and government organizations and also of secure communications systems and equipment for public safety, utility and transportation markets. Our Government Communications Systems segment conducts advanced research studies and produces, integrates and supports highly reliable, net-centric communications and information technology that solve the mission-critical challenges of our defense, intelligence and civilian U.S. Government customers. Our Broadcast Communications segment serves the global digital and analog media markets, providing workflow, infrastructure and networking products and solutions; media solutions; and television and radio transmission equipment and systems. Within each of our business segments, there are multiple program areas and product lines that aggregate into our three business segments described above.

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

Our products and systems are produced principally in the United States with international revenue derived primarily from exports. No revenue earned from any individual foreign country exceeded 3 percent of our total revenue during fiscal 2010, 2009 or 2008.

Sales made to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales through the U.S. Government, whether directly or through prime contractors, by all segments (primarily our RF Communications and Government Communications Systems segments) as a percentage of total revenue were 76.1 percent in fiscal 2010, 79.4 percent in fiscal 2009 and 78.9 percent in fiscal 2008. Revenue from services in fiscal 2010 was approximately 6.8 percent, 39.7 percent and 12.8 percent of total revenue in our RF Communications, Government Communications Systems and Broadcast Communications segments, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selected information by business segment and geographical area is summarized below:

	2010	2009	2008
	(In millions)

Total Assets
RF Communications	$1,468.5	$1,473.0	$412.3
Government Communications Systems	1,537.7	1,421.4	1,302.3
Broadcast Communications	1,057.0	1,042.4	1,404.4
Corporate	671.5	528.3	560.6
Discontinued operations	—	—	947.9

	$4,734.7	$4,465.1	$4,627.5

Capital Expenditures
RF Communications	$52.4	$30.1	$30.7
Government Communications Systems	108.4	43.6	47.8
Broadcast Communications	15.4	7.9	15.2
Corporate	13.7	10.1	19.3
Discontinued operations	—	17.2	16.3

	$189.9	$108.9	$129.3

Depreciation and Amortization
RF Communications	$68.5	$38.5	$17.3
Government Communications Systems	65.9	56.9	57.2
Broadcast Communications	23.0	39.1	47.0
Corporate	8.3	16.3	17.5
Discontinued operations	—	33.9	34.6

	$165.7	$184.7	$173.6

Geographical Information for continuing operations
U.S. operations:
Revenue	$4,906.1	$4,754.4	$4,366.9
Long-lived assets	$2,363.8	$2,293.8	$1,686.3
International operations:
Revenue	$300.0	$250.6	$229.2
Long-lived assets	$375.1	$311.9	$383.0

Corporate assets consisted primarily of cash, marketable equity securities, buildings and equipment. Depreciation and amortization included intangible assets, capitalized software and debt issuance costs amortization of $55.7 million, $57.3 million and $51.1 million in fiscal 2010, 2009 and 2008, respectively.

Export revenue was $424.6 million in fiscal 2010, $766.0 million in fiscal 2009 and $530.5 million in fiscal 2008. Fiscal 2010 export revenue and revenue from international operations was principally from Europe, Asia, the Middle East and Canada. Fiscal 2010 long-lived assets from international operations were principally in Canada, which had $301.3 million of long-lived assets as of July 2, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue and income from continuing operations before income taxes by segment follows:

Revenue

	2010	2009	2008
	(In millions)

RF Communications	$2,067.2	$1,760.6	$1,506.8
Government Communications Systems	2,688.0	2,709.6	2,478.1
Broadcast Communications	486.2	583.6	643.1
Corporate eliminations	(35.3)	(48.8)	(31.9)

	$5,206.1	$5,005.0	$4,596.1

Income From Continuing Operations Before Income Taxes

	2010(2)	2009(3)	2008(4)
	(In millions)

Segment Operating Income (Loss):
RF Communications	$707.4	$571.5	$525.5
Government Communications Systems	337.0	302.8	226.0
Broadcast Communications	(30.8)	(238.0)	33.8
Unallocated corporate expense	(90.4)	(81.4)	(74.0)
Corporate eliminations	(10.4)	(16.9)	(7.3)
Non-operating income (loss) (1)	(1.9)	(3.1)	11.4
Net interest expense	(70.6)	(49.6)	(47.9)

	$840.3	$485.3	$667.5

(1)	“Non-operating income (loss)” includes equity investment income (loss), royalties and related intellectual property expenses, gains and losses on sales of investments and securities available-for-sale, impairments of investments and securities available-for-sale, and mark-to-market adjustments of derivatives. Additional information regarding non-operating income (loss) is set forth in Note 20: Non-Operating Income (Loss).

(2)	The operating income in our RF Communications segment included a $19.3 million charge for integration and other costs associated with our acquisition of Wireless Systems. The operating income in our Government Communications Systems segment included a $6.8 million charge for integration and other costs associated with our acquisitions of Crucial Security, Inc. (“Crucial”), the ATC Business Unit of SolaCom Technologies Inc. (“SolaCom ATC”), Patriot Technologies, LLC (“Patriot”), SignaCert, Inc. (“SignaCert”) and CapRock Communications (“CapRock”). The operating income in our Broadcast Communications segment included a $9.5 million charge for cost-reduction actions.

(3)	The operating income in our RF Communications segment included a $9.5 million charge for integration and other costs associated with our acquisition of Wireless Systems. The operating income in our Government Communications Systems segment included an $18.0 million ($11.3 million after-tax, or $.09 per diluted share) charge for schedule and cost overruns on commercial satellite reflector programs. The operating income in our Broadcast Communications segment included a $255.5 million charge for impairment of goodwill and other long-lived assets. Additionally, we initiated a number of cost-reduction actions across our business segments and at our corporate headquarters during fiscal 2009, resulting in charges of $8.1 million, $5.0 million, $13.1 million and $2.4 million in our RF Communications, Government Communications Systems and Broadcast Communications segments and at our corporate headquarters, respectively, for severance and other employee-related exit costs and for consolidation of facilities.

(4)	The operating income in our Government Communications Systems segment included $10.0 million of income related to the renegotiation of pricing on an IT services contract offset by a $75.9 million ($47.1 million after-tax, or $.34 per diluted share) charge for schedule and cost overruns on commercial satellite reflector programs.

NOTE 26:	LEGAL PROCEEDINGS AND CONTINGENCIES

From time to time, as a normal incident of the nature and kind of businesses in which we are, or were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; the sale or use of products containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We typically record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs are expensed when incurred. While it is not feasible to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

predict the outcome of these matters with certainty, and some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us, based upon available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at July 2, 2010 are reserved for, covered by insurance or would not have a material adverse effect on our financial position, results of operations or cash flows.

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

NOTE 27:	SUBSEQUENT EVENT

On July 30, 2010, after the end of our fiscal 2010, we acquired privately held CapRock, a global provider of mission-critical, managed satellite communications services for the government, energy and maritime markets. CapRock’s highly reliable solutions include broadband Internet access, voice over Internet Protocol (“VOIP”) telephony, wideband networking and real-time video, delivered to nearly 2,000 customer sites around the world. The acquisition of CapRock increased the breadth of our assured communications® capabilities, while enabling us to enter new vertical markets and increase our international presence. The purchase price for CapRock was $525 million in cash, subject to possible post-closing upward or downward adjustment. We funded the acquisition with $205 million of cash and $320 million of borrowings under our commercial paper program. We will report CapRock within our Government Communications Systems segment. For calendar year 2009, CapRock had revenue of $359 million and operating income of $28 million. All of the disclosures required by GAAP for business combinations have not been made for the CapRock acquisition because the accounting for the acquisition is still in progress.

QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data is summarized below.

	Quarter Ended				Total
	10-2-09(1)	1-1-10(2)	4-2-10(3)	7-2-10(4)	Year
	(In millions, except per share amounts)

Fiscal 2010
Revenue	$1,203.0	$1,217.7	$1,329.5	$1,455.9	$5,206.1
Gross profit	390.9	439.1	509.5	532.2	1,871.7
Income from continuing operations before income taxes	160.8	205.2	246.3	228.0	840.3
Income from continuing operations	104.5	139.5	166.2	151.4	561.6
Per share data:
Basic — income from continuing operations	.79	1.07	1.27	1.17	4.31
Diluted — income from continuing operations*	.79	1.06	1.26	1.16	4.28
Cash dividends	.22	.22	.22	.22	.88
Stock prices — High	39.42	48.25	49.67	54.50
Low	26.11	35.88	42.67	40.24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended				Total
	9-26-08(5)	1-2-09(6)	4-3-09(7)	7-3-09(8)	Year
	(In millions, except per share amounts)

Fiscal 2009
Revenue	$1,172.6	$1,333.2	$1,205.1	$1,294.1	$5,005.0
Gross profit	380.7	407.9	391.8	404.4	1,584.8
Income (loss) from continuing operations before income taxes	171.6	202.5	198.1	(86.9)	485.3
Income (loss) from continuing operations	119.4	140.6	135.9	(83.5)	312.4
Discontinued operations, net of income taxes	(0.7)	(179.2)	(21.7)	(72.9)	(274.5)
Net income (loss)	118.7	(38.6)	114.2	(156.4)	37.9
Per share data:
Basic
Income (loss) from continuing operations*	.89	1.05	1.02	(.63)	2.35
Discontinued operations*	—	(1.34)	(.16)	(.55)	(2.07)
Net income (loss)	.89	(.29)	.86	(1.18)	.28
Diluted
Income (loss) from continuing operations*	.88	1.05	1.02	(.63)	2.33
Discontinued operations*	—	(1.34)	(.16)	(.55)	(2.05)
Net income (loss)	.88	(.29)	.86	(1.18)	.28
Cash dividends	.20	.20	.20	.20	.80
Stock prices — High	55.00	47.52	45.25	32.22
Low	42.00	27.56	27.38	27.22

*	As previously discussed in Note 15: Income From Continuing Operation Per Share, in the quarter ended October 2, 2009, we adopted an accounting standard requiring that our unvested share-based payment awards that contain rights to receive nonforfeitable dividends be treated as participating securities and that such awards be included in the calculations of income per basic and diluted common share using the more dilutive of the treasury stock or two-class methods. For each quarter of fiscal 2010, we reported income from continuing operations per diluted common share using the treasury stock method as the difference between the treasury stock and two-class methods was not material. However, fiscal 2010 income from continuing operations per diluted common share was calculated using the two-class method as it was the more dilutive of the two methods. As a result of applying the two-class method for fiscal 2010, we have presented all income from continuing operations per basic and diluted common share amounts above using the two-class method and accordingly amounts for certain quarters differ from amounts for such quarters previously reported in our quarterly financial filings. The effect of applying the two-class method decreased income from continuing operations per diluted common share by $.01 for the third quarter of fiscal 2010; decreased income from continuing operations per basic common share by $.01 and decreased loss from discontinued operations per basic common share by $.01 in the second quarter of fiscal 2009; decreased income from continuing operations per diluted common share by $.01 and decreased loss from discontinued operations per diluted common share by $.01 in the first and second quarters of fiscal 2009. There was no other effect to the first three quarters of fiscal 2010 or fiscal 2009.

(1)	Income from continuing operations before income taxes included a $7.2 million ($4.5 million after-tax) charge for costs associated with acquisitions.

(2)	Income from continuing operations before income taxes included a $3.5 million ($2.3 million after-tax) charge for costs associated with acquisitions.

(3)	Income from continuing operations before income taxes included a $5.3 million ($3.3 million after-tax) charge for costs associated with acquisitions.

(4)	Income from continuing operations before income taxes included a $10.1 million ($9.8 million after-tax) charge for costs associated with acquisitions.

(5)	Income from continuing operations before income taxes included a $6.8 million ($4.3 million after-tax) charge in our Government Communications Systems segment for schedule and cost overruns on commercial satellite reflector programs; a $4.0 million ($2.5 million after-tax) charge in our Broadcast Communications segment for cost-reduction actions initiated in response to the global economic slowdown and a related decrease in capital expenditures by customers; and a $7.6 million ($4.8 million after-tax) non-operating charge to write down our investment in AuthenTec to reflect an other-than-temporary impairment.

(6)	Income from continuing operations before income taxes included a $10.8 million ($6.8 million after-tax) charge in our Government Communications Systems segment for schedule and cost overruns on commercial satellite reflector programs; a $5.0 million tax benefit relating to prior periods from legislative action that restored the U.S. Federal income tax credit for research and development expenses; and a $3.7 million state tax benefit related to the filing of our fiscal 2007 tax returns.

(7)	Income from continuing operations before income taxes included a $7.5 million ($4.7 million after-tax) non-operating gain on our sale of certain non-strategic patents and a $6.5 million favorable impact from the settlement of the U.S. Federal income tax audit of fiscal year 2007.

(8)	Income from continuing operations before income taxes included a $255.5 million ($196.7 million after-tax) charge in our Broadcast Communications segment for impairment of goodwill and other long-lived assets; a $9.5 million ($6.0 million after-tax) charge in our RF Communications segment related to integration and other costs associated with our acquisition of Wireless Systems; and a $22.3 million ($14.0 million after-tax) charge for company-wide cost-reduction actions initiated in response to the global economic slowdown, pressure on DoD spending, and contract delays. These cost-reduction actions resulted in charges of $8.1 million, $3.4 million, $8.4 million and $2.4 million in our RF Communications, Government Communications Systems and Broadcast Communications segments and at our corporate headquarters, respectively, for severance and facilities consolidation actions.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures:  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of fiscal 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of fiscal 2010 our disclosure controls and procedures were effective.

(b) Changes in internal control:  We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties, and adding additional monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Evaluation of Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of the end of fiscal 2010 and concluded that our internal control over financial reporting was effective as of the end of fiscal 2010. “Management’s Report on Internal Control Over Financial Reporting” is included within “Item 8. Financial Statements and Supplementary Data” of this Report. The effectiveness of our internal control over financial reporting was audited by Ernst & Young LLP, our independent registered public accounting firm. Their unqualified report is included within “Item 8. Financial Statements and Supplementary Data” of this Report.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a) Identification of Directors:  The information required by this Item, with respect to our directors, is incorporated herein by reference to the discussion under the headings Proposal 1: Election of Directors — Terms Expiring In 2011 and Current Directors Not Up For Election in our Proxy Statement for our 2010 Annual Meeting of Shareholders scheduled to be held on October 22, 2010 (our “2010 Proxy Statement”), which is expected to be filed within 120 days after the end of our 2010 fiscal year.

(b) Identification of Executive Officers:  Certain information regarding our executive officers is included in Part I of this Report under the heading “Executive Officers of the Registrant” in accordance with General Instruction G(3) of Form 10-K.

(c) Audit Committee Information; Financial Expert:  The information required by this Item with respect to the Audit Committee of our Board of Directors and Audit Committee financial experts is incorporated herein by reference to the discussion under the headings Board Committees and Committee Charters, Audit Committee and Committee Membership in our 2010 Proxy Statement, which is expected to be filed within 120 days after the end of our 2010 fiscal year.

(d) Section 16(a) Beneficial Ownership Reporting Compliance:  The information relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the discussion under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our 2010 Proxy Statement, which is expected to be filed within 120 days after the end of our 2010 fiscal year.

(e) Code of Ethics:  All our directors and employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other senior accounting and financial officers, are required to abide by our Standards of Business Conduct. Our Standards of Business Conduct are posted on our website at www.harris.com/business-conduct and are also available free of charge by written request to our Director of Business Conduct, Harris Corporation, 1025 West NASA Boulevard, Melbourne, Florida 32919. We intend to disclose any amendment to, or waiver from, our Standards of Business Conduct granted in favor of any of our directors or officers on the Business Conduct section of our website at www.harris.com/business-conduct within four business days following such amendment or waiver. The information required by this Item with respect to codes of ethics is incorporated herein by reference to the discussion under the heading Standards of Business Conduct in our 2010 Proxy Statement, which is expected to be filed within 120 days after the end of our 2010 fiscal year.

(f) Policy for Nominees:  The information required under Item 407(c)(3) of Regulation S-K is incorporated herein by reference to the discussion concerning procedures by which shareholders may recommend nominees to our Board of Directors contained under the heading Director Nomination Process and Criteria, and Board Diversity in our 2010 Proxy Statement, which is expected to be filed within 120 days after the end of our 2010 fiscal year. No material changes to those procedures have occurred since the disclosure regarding those procedures in our Proxy Statement for our 2009 Annual Meeting of Shareholders. Additional information concerning requirements and procedures for shareholders directly nominating directors is contained under the heading Shareholder Proposals for the 2011 Annual Meeting of Shareholders in our 2010 Proxy Statement, which is expected to be filed within 120 days after the end of our 2010 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item, with respect to compensation of our directors and executive officers, is incorporated herein by reference to the discussion under the headings Director Compensation and Benefits, Executive Compensation and Management Development and Compensation Committee Report in our 2010 Proxy Statement, which is expected to be filed within 120 days after the end of our 2010 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of July 2, 2010 about our common stock that may be issued, whether upon the exercise of options, warrants and rights or otherwise, under our existing equity compensation plans.

Number of securities
remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise	exercise price	equity compensation plans
	of outstanding options,	of outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)(2)	(b)(2)	(c)

Equity compensation plans approved by shareholders (1)	7,162,272	$37.55	17,800,543
Equity compensation plans not approved by shareholders	-0-	N/A	-0-

Total	7,162,272	$37.55	17,800,543

(1)	Consists of the Harris Corporation Stock Incentive Plan, the Harris Corporation 2000 Stock Incentive Plan and the Harris Corporation 2005 Equity Incentive Plan. No additional awards may be granted under the Harris Corporation Stock Incentive Plan or the Harris Corporation 2000 Stock Incentive Plan.

(2)	Under the Harris Corporation 2005 Equity Incentive Plan, in addition to options, we have granted share-based compensation awards in the form of performance shares, restricted stock, performance share units, restricted stock units, or other similar types of share awards. As of July 2, 2010, there were 1,570,202 such awards outstanding under that plan. The outstanding awards consisted of (i) 1,435,439 performance share awards and restricted stock awards, for which all 1,435,439 shares were issued and outstanding; and (ii) 134,763 performance share unit awards and restricted stock unit awards, for which all 134,763 were payable in shares but for which no shares were yet issued and outstanding. The 7,162,272 shares to be issued upon exercise of outstanding options, warrants and rights as listed in column (a) consisted of shares to be issued in respect of the exercise of 7,027,509 outstanding options and in respect of the 134,763 performance share unit awards and restricted stock units awards payable in shares. Because there is no exercise price associated with performance share awards or restricted stock awards or with performance share units awards or restricted stock unit awards, all of which are granted to employees at no cost, such awards are not included in the weighted average exercise price calculation in column (b).

See Note 14: Stock Options and Other Share-Based Compensation in the Notes for a general description of our stock and equity incentive plans.

The other information required by this Item, with respect to security ownership of certain of our beneficial owners and management, is incorporated herein by reference to the discussion under the headings Our Largest Shareholders and Shares Held By Our Directors and Executive Officers in our 2010 Proxy Statement, which is expected to be filed within 120 days after the end of our 2010 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference to the discussion under the headings Director Independence and Related Person Transaction Policy in our 2010 Proxy Statement, which is expected to be filed within 120 days after the end of our 2010 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference to the discussion under the heading Proposal 2: Ratification of the Appointment of Independent Registered Public Accounting Firm in our 2010 Proxy Statement, which is expected to be filed within 120 days after the end of our 2010 fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this Report:

Page

(1) List of Financial Statements Filed as Part of this Report
The following financial statements and reports of Harris Corporation and its consolidated subsidiaries are included in Item 8. of this Report at the page numbers referenced below:
Management’s Report on Internal Control Over Financial Reporting	58
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements	59
Report of Independent Registered Public Accounting Firm on the Effectiveness of Internal Control Over Financial Reporting	60
Consolidated Statement of Income — Fiscal Years ended July 2, 2010; July 3, 2009; and June 27, 2008	61
Consolidated Balance Sheet — July 2, 2010 and July 3, 2009	62
Consolidated Statement of Cash Flows — Fiscal Years ended July 2, 2010; July 3, 2009; and June 27, 2008	63
Consolidated Statement of Comprehensive Income and Shareholders’ Equity — Fiscal Years ended July 2, 2010; July 3, 2009; and June 27, 2008	64
Notes to Consolidated Financial Statements	65
(2) Financial Statement Schedules:
Schedule II — Valuation and Qualifying Accounts — Fiscal Years ended July 2, 2010; July 3, 2009; and June 27, 2008	106

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

(2)(b) Agreement and Plan of Merger, dated as of May 21, 2010, by and among Harris Corporation, CapRock Holdings, Inc., Canyon Merger Corp., and, solely for purposes of Sections 7.11, 9.1 and 9.8, certain holders of the issued and outstanding equity securities of CapRock Holdings, Inc. party thereto as of the date thereof, and for purposes of the provisions thereof that apply to the Stockholder Representative, ABRY Partners V, L.P., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2010. (Commission File Number 1-3863)

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

*(10)(c)(i) Harris Corporation Stock Incentive Plan (amended as of August 23, 1997), incorporated herein by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 1997. (Commission File Number 1-3863)

(ii) Stock Option Agreement Terms and Conditions (as of 8/25/00) for grants under the Harris Corporation Stock Incentive Plan, incorporated herein by reference to Exhibit (10)(i) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2000. (Commission File Number 1-3863)

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

(iv) Form of Stock Option Award Agreement Terms and Conditions (as of June 30, 2007) for grants under the Harris Corporation 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2007. (Commission File Number 1-3863)

(v) Form of Performance Share Award Agreement Terms and Conditions (as of June 30, 2007) for grants under the Harris Corporation 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2007. (Commission File Number 1-3863)

(vi) Form of Performance Share Unit Award Agreement Terms and Conditions (as of June 30, 2007) for grants under the Harris Corporation 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2007. (Commission File Number 1-3863)

(vii) Form of Restricted Stock Award Agreement Terms and Conditions (as of June 30, 2007) for grants under the Harris Corporation 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2007. (Commission File Number 1-3863)

(viii) Form of Restricted Stock Unit Award Agreement Terms and Conditions (as of June 30, 2007) for grants under the Harris Corporation 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2007. (Commission File Number 1-3863)

(ix) Form of Stock Option Award Agreement Terms and Conditions (as of June 28, 2008) for grants under the Harris Corporation 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2008. (Commission File Number 1-3863)

(x) Form of Performance Share Award Agreement Terms and Conditions (as of June 28, 2008) for grants under the Harris Corporation 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2008. (Commission File Number 1-3863)

(xi) Form of Performance Share Unit Award Agreement Terms and Conditions (as of June 28, 2008) for grants under the Harris Corporation 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2008. (Commission File Number 1-3863)

(xii) Form of Restricted Stock Award Agreement Terms and Conditions (as of June 28, 2008) for grants under the Harris Corporation 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2008. (Commission File Number 1-3863)

(xiii) Form of Restricted Stock Unit Award Agreement Terms and Conditions (as of June 28, 2008) for grants under the Harris Corporation 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit (10)(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2009. (Commission File Number 1-3863)

(xiv) Form of Stock Option Award Agreement Terms and Conditions (as of July 4, 2009) for grants under the Harris Corporation 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2009. (Commission File Number 1-3863)

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

(vi) Amendment Number Five to the Harris Corporation Retirement Plan, dated March 5, 2009, incorporated herein by reference to Exhibit (10)(f)(vi) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2009. (Commission File Number 1-3863)

(vii) Amendment Number Six to the Harris Corporation Retirement Plan, dated May 21, 2009 and effective July 1, 2009, incorporated herein by reference to Exhibit (10)(f)(vii) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2009. (Commission File Number 1-3863)

(viii) Amendment Number Seven to the Harris Corporation Retirement Plan, dated August 6, 2009 and effective August 28, 2009, incorporated herein by reference to Exhibit (10)(c) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2009. (Commission File Number 1-3863)

(ix) Amendment Number Eight to the Harris Corporation Retirement Plan, dated December 8, 2009 and effective December 31, 2009, incorporated herein by reference to Exhibit 4(d)(ix) to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-163647, filed with the SEC on December 10, 2009.

(x) Amendment Number Nine to the Harris Corporation Retirement Plan, dated May 26, 2010 and effective May 20, 2010.

(xi) Amendment Number Ten to the Harris Corporation Retirement Plan, dated June 15, 2010 and effective June 16, 2010.

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

*(10)(h)(i) Harris Corporation 2005 Supplemental Executive Retirement Plan, effective January 1, 2009, incorporated herein by reference to Exhibit (10)(f) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009. (Commission File Number 1-3863)

(ii) Amendment Number One to the Harris Corporation 2005 Supplemental Executive Retirement Plan, dated October 1, 2009 and effective January 1, 2010, incorporated herein by reference to Exhibit (10)(d) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2009. (Commission File Number 1-3863)

(iii) Amendment Number Two to the Harris Corporation 2005 Supplemental Executive Retirement Plan, dated December 8, 2009 and effective November 30, 2009, incorporated herein by reference to Exhibit (10)(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2010. (Commission File Number 1-3863)

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

*(10)(l) Form of Director and Executive Officer Indemnification Agreement, incorporated herein by reference to Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 1998. (Commission File Number 1-3863)

*(10)(m)(i) Amended and Restated Master Trust Agreement and Declaration of Trust, made as of December 2, 2003, by and between Harris Corporation and The Northern Trust Company, incorporated herein by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2004. (Commission File Number 1-3863)

(ii) Amendment to the Harris Corporation Master Trust, dated May 21, 2009, incorporated herein by reference to Exhibit (10)(m)(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2009. (Commission File Number 1-3863)

(iii) Amendment to the Harris Corporation Master Trust, dated December 8, 2009 and effective December 31, 2009, incorporated herein by reference to Exhibit 4(e)(iii) to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-163647, filed with the SEC on December 10, 2009.

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

(v) Separation Agreement and Release of All Claims, dated October 13, 2009, among Harris Corporation, Harris Canada Systems, Inc. and Timothy E. Thorsteinson, incorporated herein by reference to Exhibit (10)(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2010. (Commission File Number 1-3863)

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

*(10)(x) Summary of Annual Compensation of Outside Directors, incorporated herein by reference to Exhibit (10)(x) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2009. (Commission File Number 1-3863)

*(10)(y) Summary of Certain Compensation Arrangements of Named Executive Officers, incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2009. (Commission File Number 1-3863)

(12) Statement regarding computation of ratio of earnings to fixed charges.

(21) Subsidiaries of the Registrant.

(23) Consent of Ernst & Young LLP.

(24) Power of Attorney.

(31.1) Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2) Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1) Section 1350 Certification of Chief Executive Officer.

(32.2) Section 1350 Certification of Chief Financial Officer.

**(101.INS) XBRL Instance Document.

**(101.SCH) XBRL Taxonomy Extension Schema Document.

**(101.CAL) XBRL Taxonomy Extension Calculation Linkbase Document.

**(101.LAB) XBRL Taxonomy Extension Label Linkbase Document.

**(101.PRE) XBRL Taxonomy Extension Presentation Linkbase Document.

**(101.DEF) XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement.

**	Furnished herewith (not filed).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRIS CORPORATION
(Registrant)

Date: August 30, 2010	By: /s/ Howard L. Lance
Howard L. Lance Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Howard L. Lance Howard L. Lance		Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 30, 2010

/s/ Gary L. McArthur Gary L. McArthur		Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 30, 2010

/s/ Lewis A. Schwartz Lewis A. Schwartz		Vice President, Principal Accounting Officer (Principal Accounting Officer)	August 30, 2010

/s/ Thomas A. Dattilo* Thomas A. Dattilo		Director	August 30, 2010

/s/ Terry D. Growcock* Terry D. Growcock		Director	August 30, 2010

/s/ Lewis Hay III* Lewis Hay III		Director	August 30, 2010

/s/ Karen Katen* Karen Katen		Director	August 30, 2010

/s/ Stephen P. Kaufman* Stephen P. Kaufman		Director	August 30, 2010

/s/ Leslie F. Kenne* Leslie F. Kenne		Director	August 30, 2010

/s/ David B. Rickard* David B. Rickard		Director	August 30, 2010

/s/ James C. Stoffel* James C. Stoffel		Director	August 30, 2010

/s/ Gregory T. Swienton* Gregory T. Swienton		Director	August 30, 2010

/s/ Hansel E. Tookes II* Hansel E. Tookes II		Director	August 30, 2010

*By:	/s/ Scott T. Mikuen Scott T. Mikuen Attorney-in-Fact pursuant to a power of attorney

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
HARRIS CORPORATION AND SUBSIDIARIES
(In thousands)

Col. A	Col. B	Col. C			Col. D		Col. E
Additions
	Balance at	Charged to	Charged to
	Beginning	Costs and	Other Accounts		Deductions —		Balance at
Description	of Period	Expenses	Describe		Describe		End of Period

Year ended July 2, 2010:
Amounts Deducted From
Respective Asset Accounts:
					$31	(A)
					1,102	(B)

Allowances for collection losses	$13,261	$(2,261)	$169	(C)	$1,133		$10,036

			$2,937	(C)
			(1,116	)(D)

Allowances for deferred tax assets	$72,464	$6,303	$1,821		$267	(A)	$80,321

Year ended July 3, 2009:
Amounts Deducted From
Respective Asset Accounts:
					$182	(A)
					2,991	(B)

Allowances for collection losses	$5,712	$4,711	$6,011	(C)	$3,173		$13,261

Allowances for deferred tax assets	$84,366	$(12,403)	$736	(D)	$235	(A)	$72,464

Year ended June 27, 2008:
Amounts Deducted From
Respective Asset Accounts:
					$(84	) (A)
					1,295	(B)

Allowances for collection losses	$6,250	$673	$—		$1,211		$5,712

			$9,028	(C)
			11,237	(D)

Allowances for deferred tax assets	$62,148	$1,760	$20,265		$(193	) (A)	$84,366

Note A —	Foreign currency translation gains and losses.

Note B —	Uncollectible accounts charged off, less recoveries on accounts previously charged off.

Note C —	Acquisitions.

Note D —	Uncertain income tax positions.