Form 10-Q
period 2010-10-01
HARRIS CORP /DE/
filed 2010-10-28
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended October 1, 2010
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
Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of October 22, 2010 was 128,279,277 shares.

HARRIS CORPORATION
FORM 10-Q
For the Quarter Ended October 1, 2010
INDEX

Page
Part I. Financial Information:
Item 1. Financial Statements (Unaudited):
Condensed Consolidated Statement of Income for the Quarter ended October 1, 2010 and October 2, 2009	1
Condensed Consolidated Balance Sheet at October 1, 2010 and July 2, 2010	2
Condensed Consolidated Statement of Cash Flows for the Quarter ended October 1, 2010 and October 2, 2009	3
Notes to Condensed Consolidated Financial Statements	4
Report of Independent Registered Public Accounting Firm	14
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27

Part II. Other Information:
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	29
Item 4. (Removed and Reserved)	29
Item 5. Other Information	30
Item 6. Exhibits	30

Signature	32
Exhibit Index
EX-10.C
EX-10.D
EX-10.E
EX-10.F
EX-10.G
EX-10.H
EX-10.I
EX-10.J
EX-10.K
EX-10.L
EX-10.M
EX-10.N
EX-10.O
EX-10.P
EX-12
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
     This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended
	October 1,	October 2,
	2010	2009
	(In millions, except per share amounts)
Revenue from product sales and services	$1,405.4	$1,203.0

Cost of product sales and services	(881.1)	(812.1)
Engineering, selling and administrative expenses	(255.2)	(212.1)
Non-operating loss	(0.4)	(0.2)
Interest income	0.6	0.4
Interest expense	(17.8)	(18.2)

Income before income taxes	251.5	160.8
Income taxes	(87.6)	(56.3)

Net income	$163.9	$104.5

Net income per common share
Basic	$1.28	$0.79
Diluted	$1.27	$0.79

Cash dividends paid per common share	$0.25	$0.22

Basic weighted average shares outstanding	126.8	130.8
Diluted weighted average shares outstanding	127.7	131.4
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	October 1,	July 2,
	2010	2010
	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$341.4	$455.2
Receivables	705.6	736.0
Inventories	670.8	615.3
Income taxes receivable	3.7	15.3
Current deferred income taxes	148.5	145.3
Other current assets	63.3	37.5

Total current assets	1,933.3	2,004.6
Non-current Assets
Property, plant and equipment	672.2	609.7
Goodwill	1,936.2	1,576.2
Intangible assets	412.9	297.8
Non-current deferred income taxes	64.2	107.7
Other non-current assets	187.9	147.6

Total non-current assets	3,273.4	2,739.0

	$5,206.7	$4,743.6

Liabilities and Equity
Current Liabilities
Short-term debt	$275.0	$30.0
Accounts payable	390.7	329.4
Compensation and benefits	190.4	239.7
Other accrued items	298.1	267.5
Advance payments and unearned income	189.8	175.6
Income taxes payable	73.6	8.9
Current portion of long-term debt	0.7	0.7

Total current liabilities	1,418.3	1,051.8
Non-current Liabilities
Long-term debt	1,176.4	1,176.6
Long-term contract liability	129.5	132.4
Other long-term liabilities	188.2	192.7

Total non-current liabilities	1,494.1	1,501.7
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 126,631,098 shares at October 1, 2010 and 127,460,307 shares at July 2, 2010	126.6	127.5
Other capital	462.9	461.1
Retained earnings	1,715.1	1,621.4
Accumulated other comprehensive loss	(10.9)	(20.4)

Total shareholders’ equity	2,293.7	2,189.6
Noncontrolling interests	0.6	0.5

Total equity	2,294.3	2,190.1

	$5,206.7	$4,743.6

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Quarter Ended
	October 1,	October 2,
	2010	2009
	(In millions)
Operating Activities
Net income	$163.9	$104.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46.8	42.1
Share-based compensation	16.0	11.1
Non-current deferred income taxes	1.3	6.4
(Increase) decrease in:
Accounts and notes receivable	68.2	29.2
Inventories	(20.3)	(29.8)
Increase (decrease) in:
Accounts payable and accrued expenses	(55.9)	(106.0)
Advance payments and unearned income	11.7	34.1
Income taxes	76.7	45.1
Other	(13.5)	(2.2)

Net cash provided by operating activities	294.9	134.5

Investing Activities
Net cash paid for acquired businesses	(518.0)	1.0
Cash paid for cost-method investment	(10.0)	—
Additions of property, plant and equipment	(37.1)	(18.6)
Additions of capitalized software	(4.3)	(2.0)

Net cash used in investing activities	(569.4)	(19.6)

Financing Activities
Proceeds from borrowings	244.1	—
Repayments of borrowings	—	(81.1)
Proceeds from exercise of employee stock options	2.6	0.1
Repurchases of common stock	(55.5)	(55.3)
Cash dividends	(32.2)	(29.0)

Net cash provided by (used in) financing activities	159.0	(165.3)

Effect of exchange rate changes on cash and cash equivalents	1.7	0.3

Net decrease in cash and cash equivalents	(113.8)	(50.1)

Cash and cash equivalents, beginning of year	455.2	281.2

Cash and cash equivalents, end of quarter	$341.4	$231.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
October 1, 2010
Note A — Significant Accounting Policies and Recent Accounting Standards
Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of Harris Corporation and its subsidiaries. As used in these Notes to Condensed Consolidated Financial Statements (Unaudited) (these “Notes”), the terms “Harris,” “Company,” “we,” “our,” and “us” refer to Harris Corporation and its consolidated subsidiaries. Significant intercompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements have been prepared by Harris, without an audit, in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the quarter ended October 1, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at July 2, 2010 has been derived from the audited financial statements but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. We provide complete financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2010 (the “Fiscal 2010 Form 10-K”).
     The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the accompanying condensed consolidated financial statements and these Notes. Actual results could differ from those estimates and assumptions.
Adoption of New Accounting Standards
     In the first quarter of fiscal 2011, we adopted the following accounting standards, neither of which had a material impact on our financial position, results of operations or cash flows:
•	The accounting standard that revises accounting and reporting requirements for arrangements with multiple deliverables. This standard allows the use of an estimated selling price to determine the selling price of a deliverable in cases where neither vendor-specific objective evidence nor third-party evidence is available, which is expected to increase the ability for entities to separate deliverables in multiple-deliverable arrangements and, accordingly, to decrease the amount of revenue deferred in these cases. Additionally, this standard requires the total selling price of a multiple-deliverable arrangement to be allocated at the inception of the arrangement to all deliverables based on relative selling prices.

•	The accounting standard that clarifies which revenue allocation and measurement guidance should be used for arrangements that contain both tangible products and software, in cases where the software is more than incidental to the tangible product as a whole. More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software as well as undelivered software elements that relate to this software are excluded from the scope of existing software revenue guidance, which is expected to decrease the amount of revenue deferred in these cases.
Reclassifications
     Certain prior-year amounts have been reclassified in the accompanying condensed consolidated financial statements to conform with current-year classifications.

Note B — Stock Options and Other Share-Based Compensation
     As of October 1, 2010, we had three shareholder-approved employee stock incentive plans (“SIPs”) under which options or other share-based compensation was outstanding, and we had the following types of share-based awards outstanding under our SIPs: stock options, performance share awards, performance share unit awards, restricted stock awards and restricted stock unit awards. We believe that such awards more closely align the interests of employees with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our SIPs). The compensation cost related to our share-based awards that was charged against income was $16.0 million for the quarter ended October 1, 2010 and $11.1 million for the quarter ended October 2, 2009.
     Grants to employees under our SIPs during the quarter ended October 1, 2010 consisted of 1,337,250 stock options, 160,850 performance share awards and 370,800 restricted stock awards. The fair value of each option award was estimated on the date of grant using the Black-Scholes-Merton option-pricing model which used the following assumptions: expected volatility of 35.58 percent; expected dividend yield of 2.0 percent; and expected life in years of 4.94.
Note C — Business Combinations
     On July 30, 2010, we acquired privately held CapRock Holdings, Inc. and its subsidiaries, including CapRock Communications, Inc. (collectively, “CapRock”), a global provider of mission-critical, managed satellite communications services for the government, energy and maritime industries. CapRock’s highly reliable solutions include broadband Internet access, voice over Internet Protocol (“VOIP”) telephony, wideband networking and real-time video, delivered to nearly 2,000 customer sites around the world. The acquisition of CapRock increased the breadth of our assured communications® capabilities, while enabling us to enter new vertical markets and increase our international presence. The total estimated net purchase price for CapRock is $528.3 million. The purchase price remains subject to post-closing adjustments and the purchase price allocation is preliminary. Our first quarter of fiscal 2011 results of operations include revenue of $64.6 million and a pre-tax loss of $0.4 million (including $2.0 million of acquisition-related charges) associated with CapRock for the two-month period during the quarter following the date of acquisition. We report CapRock within our Government Communications Systems segment.
     The following tables provide further detail of the acquisition of CapRock in fiscal 2011:

CapRock
(In millions)
Date of acquisition	7/30/2010
Reporting business segment	Government Comm. Systems
Cash consideration paid to former owners	$540.2
Less cash acquired	(22.2)

Total net purchase price paid as of October 1, 2010	518.0
Estimated post-closing acquired cash true-up	10.3

Total estimated net purchase price	$528.3

Balance Sheet of CapRock as of the acquisition date:
Accounts and notes receivable	$37.5
Inventories	35.2
Other current assets	4.2
Current deferred income taxes	3.0
Identifiable intangible assets	131.5
Goodwill	356.5
Property, plant and equipment	62.9
Other assets	23.0

Total assets acquired	653.8

Accounts payable and accrued expenses	71.3
Advance payments and unearned income	2.4
Non-current deferred tax liabilities	42.1
Other liabilities	9.7

Total liabilities acquired	125.5

Net assets acquired	$528.3

	CapRock
	Weighted
	Average
	Amortization
	Period	Total
	(In years)	(In millions)
Identifiable Intangible Assets:
Customer relationships	16.0	$70.0
Contract backlog	5.0	47.0
Tradenames	5.0	14.0
Other	15.0	0.5

Weighted average amortization period and total	10.9	$131.5

     The goodwill resulting from this business combination was associated primarily with CapRock’s market presence and leading position, growth opportunities in the markets in which it operates, experienced work force and established operating infrastructure. The goodwill resulting from this business combination is nondeductible for tax purposes.
Pro Forma Results (Unaudited)
     The following summary, prepared on a pro forma basis, presents our unaudited consolidated results of operations as if the acquisition of CapRock had been completed as of the beginning of fiscal 2010, after including the impact of adjustments such as amortization of intangible assets, interest expense on related borrowings, and the related income tax effects. This pro forma presentation does not include any impact of transaction synergies.

	Quarter Ended
	October 1,	October 2,
	2010	2009
	(In millions, except per
	share amounts)
Revenue from product sales and services — as reported	$1,405.4	$1,203.0
Revenue from product sales and services — pro forma	$1,437.7	$1,296.3
Net income — as reported	$163.9	$104.5
Net income — pro forma	$163.6	$108.6
Net income per diluted common share — as reported	$1.27	$0.79
Net income per diluted common share — pro forma	$1.27	$0.82
     The pro forma results are not necessarily indicative of our results of operations had we owned CapRock for the entire periods presented.
Note D — Comprehensive Income and Accumulated Other Comprehensive Loss
     Comprehensive income for the quarters ended October 1, 2010 and October 2, 2009 was comprised of the following:

	Quarter Ended
	October 1,	October 2,
	2010	2009
	(In millions)
Net income	$163.9	$104.5
Other comprehensive income (loss):
Foreign currency translation	10.5	18.1
Net unrealized gain (loss) on securities available-for-sale, net of income taxes	(0.9)	1.0
Net unrealized loss on hedging derivatives, net of income taxes	(0.4)	(0.4)
Amortization of loss on treasury lock, net of income taxes	0.2	0.1
Recognition of pension actuarial losses in net income, net of income taxes	0.1	1.6

Total comprehensive income	$173.4	$124.9

     The components of accumulated other comprehensive loss at October 1, 2010 and July 2, 2010 were as follows:

	October 1,	July 2,
	2010	2010
	(In millions)
Foreign currency translation	$24.8	$14.3
Net unrealized gain (loss) on securities available-for-sale, net of income taxes	(0.3)	0.6
Net unrealized gain on hedging derivatives, net of income taxes	0.1	0.5
Unamortized loss on treasury lock, net of income taxes	(3.9)	(4.1)
Unrecognized pension obligations, net of income taxes	(31.6)	(31.7)

	$(10.9)	$(20.4)

Note E — Receivables
     Receivables are summarized below:

	October 1,	July 2,
	2010	2010
	(In millions)
Accounts receivable	$565.1	$613.0
Unbilled costs on cost-plus contracts	144.8	125.1
Notes receivable due within one year, net	7.4	7.9

	717.3	746.0
Less allowances for collection losses	(11.7)	(10.0)

	$705.6	$736.0

Note F — Inventories
     Inventories are summarized below:

	October 1,	July 2,
	2010	2010
	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$318.5	$295.3
Finished products	156.0	134.6
Work in process	67.1	59.7
Raw materials and supplies	129.2	125.7

	$670.8	$615.3

     Unbilled costs and accrued earnings on fixed-price contracts were net of progress payments of $37.2 million at October 1, 2010 and $35.8 million at July 2, 2010.
Note G — Property, Plant and Equipment
     Property, plant and equipment are summarized below:

	October 1,	July 2,
	2010	2010
	(In millions)
Land	$12.1	$13.1
Software capitalized for internal use	87.2	85.7
Buildings	407.0	396.6
Machinery and equipment	918.5	860.2

	1,424.8	1,355.6
Less allowances for depreciation and amortization	(752.6)	(745.9)

	$672.2	$609.7

     Depreciation and amortization expense related to property, plant and equipment for the quarters ended October 1, 2010 and October 2, 2009 was $29.9 million and $26.3 million, respectively.
Note H — Goodwill and Intangible Assets
     Changes in the carrying amount of goodwill for the quarter ended October 1, 2010 by business segment are as follows:

		Government
	RF	Communications	Broadcast
	Communications	Systems	Communications	Total
	(In millions)
Balance at July 2, 2010 — net of impairment losses	$422.6	$492.4	$661.2	$1,576.2
Goodwill acquired during the period	—	356.5	—	356.5
Currency translation adjustments	0.2	0.1	3.2	3.5

Balance at October 1, 2010 — net of impairment losses	$422.8	$849.0	$664.4	$1,936.2

Balance at October 1, 2010 — before impairment losses	$422.8	$849.0	$825.3	$2,097.1
Accumulated impairment losses	—	—	(160.9)	(160.9)

Balance at October 1, 2010 — net of impairment losses	$422.8	$849.0	$664.4	$1,936.2

     The goodwill resulting from the acquisition of CapRock was associated primarily with their market presence and leading position, growth opportunities in the market in which the acquired company operated, experienced work force and established operating infrastructure.
     In the table above, the accumulated impairment losses in our Broadcast Communications segment were recorded in the fourth quarter of fiscal 2009.
     We have identifiable intangible assets related primarily to customer relationships and technology acquired through acquisitions. The unamortized balance of identifiable intangible assets on our accompanying Condensed Consolidated Balance Sheet was $412.9 million and $297.8 million at October 1, 2010 and July 2, 2010, respectively. Amortization expense related to identifiable intangible assets for the quarters ended October 1, 2010 and October 2, 2009 was $15.3 million and $14.2 million, respectively. The estimated amortization expense related to identifiable intangible assets for the remaining three quarters of fiscal 2011 is $47.8 million and for the five fiscal years following fiscal 2011 and, in total, thereafter is: $63.5 million in fiscal 2012, $60.2 million in fiscal 2013, $50.3 million in fiscal 2014, $48.5 million in fiscal 2015, $35.6 million in fiscal 2016 and $107.0 million thereafter.
Note I — Credit Arrangements
     On September 29, 2010, we entered into a $300 million senior unsecured 364-day revolving credit agreement (the “364-Day Revolving Credit Agreement”) with a syndicate of lenders. The 364-Day Revolving Credit Agreement provides for the extension of credit to us in the form of revolving loans at any time and from time to time during the term of the 364-Day Revolving Credit Agreement, in an aggregate principal amount at any time outstanding not to exceed $300 million. Borrowings under the 364-Day Revolving Credit Agreement will be denominated in U.S. Dollars. The 364-Day Revolving Credit Agreement may be used for working capital and other general corporate purposes (excluding hostile acquisitions) and may also be used to support any commercial paper that we may issue.
     At our election, borrowings under the 364-Day Revolving Credit Agreement will bear interest either at LIBOR plus an applicable margin or at the base rate plus an applicable margin. The interest rate margin over LIBOR, initially set at 1.75 percent, may increase (to a maximum amount of 2.25 percent) or decrease (to a minimum amount of 1.25 percent) based on changes in the ratings of our senior unsecured long-term debt securities (“Senior Debt Ratings”). The base rate is a fluctuating rate equal to the highest of (i) the federal funds rate plus 0.50 percent, (ii) SunTrust Bank’s publicly announced prime lending rate for U.S. Dollars or (iii) LIBOR for an interest period of one month plus 1.00 percent. The interest rate margin over the base rate, initially set at 0.75 percent, may increase (to a maximum amount of 1.25 percent) or decrease (to a minimum amount of 0.25 percent) based on our Senior Debt Ratings.
     The 364-Day Revolving Credit Agreement contains certain customary covenants, including covenants limiting: certain liens on our assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and certain investments in unrestricted subsidiaries. The 364-Day Revolving Credit Agreement also requires that we not permit our ratio of consolidated total indebtedness to total capital, each as defined, to be greater than 0.60:1.00 and not permit our ratio of consolidated EBITDA to consolidated net interest expense, each as defined, to be less than 3.00:1.00 (measured on the last day of each fiscal quarter for the rolling four-quarter period then ending). We were in compliance with the covenants in the 364-Day Revolving Credit Agreement in the first quarter of fiscal 2011. The 364-Day Revolving Credit Agreement contains certain events of default, including: failure to make payments; failure to perform or observe terms, covenants and agreements; material inaccuracy of any representation or warranty; payment default under other indebtedness with a principal amount in excess of $75 million, other default under such other indebtedness that permits acceleration of such indebtedness, or acceleration of such other indebtedness; occurrence of one or more final judgments or orders for the payment of money in excess of $75 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $75 million; any bankruptcy or insolvency; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the 364-Day Revolving Credit Agreement are due and mature on September 28, 2011, unless the commitments are terminated earlier either at our request or if certain events of default occur. At October 1, 2010, we had no borrowings outstanding under the 364-Day Revolving Credit Agreement.
     For a description of our other credit arrangements, see the “Capital Structure and Resources” discussion in Part I. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report.
Note J — Accrued Warranties
     Changes in our warranty liability, which is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited), during the quarter ended October 1, 2010 were as follows:

(In millions)
Balance at July 2, 2010	$73.1
Warranty provision for sales made during the quarter ended October 1, 2010	5.7
Settlements made during the quarter ended October 1, 2010	(17.0)
Other adjustments to the warranty liability, including those for acquisitions and foreign currency translation, during the quarter ended October 1, 2010	0.1

Balance at October 1, 2010	$61.9

Note K — Net Income Per Share
     The calculations of net income per share are as follows:

	Quarter Ended
	October 1,	October 2,
	2010	2009
	(In millions, except per share
	amounts)
Net income	$163.9	$104.5
Adjustments for participating securities outstanding	(2.0)	(1.0)

Net income used in basic and diluted common share calculations (A)	$161.9	$103.5

Basic weighted average common shares outstanding (B)	126.8	130.8
Impact of dilutive stock options	0.9	0.6

Diluted weighted average common shares outstanding (C)	127.7	131.4

Net income per basic share (A)/(B)	$1.28	$0.79
Net income per diluted share (A)/(C)	$1.27	$0.79
     Employee stock options to purchase approximately 2,806,312 and 4,696,082 shares of our common stock were outstanding at October 1, 2010 and October 2, 2009, respectively, but were not included in the calculations of net income per diluted share because the effect would have been antidilutive as the options’ exercise prices exceeded the average market price.
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
     The following table represents the fair value hierarchy of our assets and liabilities measured at fair value on a recurring basis (at least annually) as of October 1, 2010:

	Level 1	Level 2	Level 3	Total
	(In millions)
Assets
Marketable equity securities (1)	$3.3	$—	$—	$3.3
Deferred compensation plan investments: (2)
Money market fund	27.6	—	—	27.6
Stock fund	34.4	—	—	34.4
Equity security	14.9	—	—	14.9
Foreign currency forward contracts (3)	—	1.3	—	1.3
Liabilities
Deferred compensation plans (4)	73.4	—	—	73.4
Foreign currency forward contracts (5)	—	1.8	—	1.8

(1)	Represents investments classified as securities available-for-sale, which we include in the “Other current assets” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited).

(2)	Represents investments held in a Rabbi Trust associated with our non-qualified deferred compensation plans, which we include in the “Other current assets” and “Other non-current assets” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited).

(3)	Includes derivatives designated as hedging instruments, which we include in the “Other current assets” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited). The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities.

(4)	Primarily represents obligations to pay benefits under certain non-qualified deferred compensation plans, which we include in the “Compensation and benefits” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited). Under these plans, participants designate investment options (including money market, stock and fixed-income funds), which serve as the basis for measurement of the notional value of their accounts.

(5)	Includes derivatives designated as hedging instruments, which we include in the “Other accrued items” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited). The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities.
     Assets and liabilities that were measured at fair value on a nonrecurring basis were not material during the quarters ended October 1, 2010 or October 2, 2009.

     The following table represents the carrying amounts and estimated fair values of our significant financial instruments that are not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	October 1, 2010		July 2, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(In millions)
Financial Liabilities
Long-term debt (including current portion) (1)	$1,177.1	$1,363.6	$1,177.3	$1,301.8

(1)	The estimated fair value was measured using a market approach based on quoted market prices for our debt traded in the secondary market.
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
     At October 1, 2010, we had open foreign currency forward contracts with a notional amount of $79.9 million, of which $43.8 million were classified as cash flow hedges and $36.1 million were classified as fair value hedges. This compares with open foreign currency forward contracts with a notional amount of $46.5 million at July 2, 2010, of which $16.2 million were classified as cash flow hedges and $30.3 million were classified as fair value hedges. At October 1, 2010, contract expiration dates ranged from less than 1 month to 9 months with a weighted average contract life of 4 months.
Balance Sheet Hedges
     To manage the exposure in our balance sheet to risks from changes in foreign currency exchange rates, we implement fair value hedges. More specifically, we use foreign currency forward contracts and options to hedge certain balance sheet items, including foreign currency denominated accounts receivable and inventory. Changes in the value of the derivatives and the related hedged items are reflected in earnings, in the “Cost of product sales and services” line item in the accompanying Condensed Consolidated Statement of Income (Unaudited). As of October 1, 2010, we had outstanding foreign currency forward contracts denominated in the Euro, British Pound and Canadian Dollar to hedge certain balance sheet items. The net gains or losses on foreign currency forward contracts designated as fair value hedges for the quarter ended October 1, 2010 were not material. In addition, no amounts were recognized in earnings in the quarter ended October 1, 2010 related to hedged firm commitments that no longer qualify as fair value hedges.
Cash Flow Hedges
     To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments from suppliers, future committed sales to customers and intercompany transactions. These derivatives are primarily being used to hedge currency exposures from cash flows anticipated in our RF Communications segment related to programs in the U.K. We also have hedged U.S. dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of October 1, 2010, we had outstanding foreign currency forward contracts denominated in the Euro, British Pound and Canadian Dollar to hedge certain forecasted transactions.
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

     The amount of gains or losses from cash flow hedges recognized in earnings or recorded in other comprehensive income, including gains or losses related to hedge ineffectiveness, was not material in the quarters ended October 1, 2010 or October 2, 2009. We do not expect the amount of gains or losses recognized in the “Accumulated other comprehensive loss” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of October 1, 2010 that will be reclassified to earnings from other comprehensive income within the next 12 months to be material.
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
     See Note L — Fair Value Measurements in these Notes for the amount of the assets and liabilities related to these foreign currency forward contracts in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of October 1, 2010, and see Note D — Comprehensive Income and Accumulated Other Comprehensive Loss in these Notes for additional information on changes in accumulated other comprehensive loss for the quarter ended October 1, 2010.
Note N — Business Segments
     We structure our operations primarily around the products and services we sell and the markets we serve, and we report the financial results of our operations in the following three business segments — RF Communications, Government Communications Systems and Broadcast Communications. Our RF Communications segment is a global supplier of secure tactical radio communications and embedded high-grade encryption solutions for military and government organizations and also of secure communications systems and equipment for public safety, utility and transportation markets. Our Government Communications Systems segment conducts advanced research studies and produces, integrates and supports highly reliable, net-centric communications and information technology that solve the mission-critical challenges of our defense, intelligence and civilian U.S. Government customers, as well as those in the energy and maritime industries. Our Broadcast Communications segment serves the global digital and analog media markets, providing workflow, infrastructure and networking products and solutions; media solutions; and television and radio transmission equipment and systems. Within each of our business segments, there are multiple program areas and product lines that aggregate into our three business segments described above.
     The accounting policies of our business segments are the same as those described in Note 1: “Significant Accounting Policies” in our Fiscal 2010 Form 10-K. We evaluate each segment’s performance based on its “operating income (loss),” which we define as profit or loss from operations before income taxes excluding interest income and expense, royalties and related intellectual property expenses, equity income and gains or losses from securities and other investments. Intersegment sales among our segments are transferred at cost to the buying segment and the sourcing segment recognizes a normal profit that is eliminated. The “Corporate eliminations” line item in the tables below represents the elimination of intersegment sales and their related profits. The “Unallocated corporate expense” line item in the tables below represents the portion of corporate expenses not allocated to the business segments.
     Total assets by business segment are summarized below:

	October 1,	July 2,
	2010	2010
	(In millions)
Total Assets
RF Communications	$1,404.2	$1,468.5
Government Communications Systems	2,124.3	1,537.7
Broadcast Communications	1,050.3	1,057.0
Corporate	627.9	680.4

	$5,206.7	$4,743.6

     Segment revenue, segment operating income (loss) and a reconciliation of segment operating income (loss) to total income before income taxes follow:

	Quarter Ended
	October 1,	October 2,
	2010	2009
	(In millions)
Revenue
RF Communications	$566.5	$423.7
Government Communications Systems	735.5	667.7
Broadcast Communications	121.6	118.7
Corporate eliminations	(18.2)	(7.1)

	$1,405.4	$1,203.0

Income Before Income Taxes
Segment Operating Income (Loss):
RF Communications (1)	$228.5	$114.0
Government Communications Systems (2)	78.3	85.7
Broadcast Communications	(8.6)	0.3
Unallocated corporate expense	(25.7)	(19.2)
Corporate eliminations	(3.4)	(2.0)
Non-operating loss (3)	(0.4)	(0.2)
Net interest expense	(17.2)	(17.8)

	$251.5	$160.8

(1)	The operating income in our RF Communications segment in the quarter ended October 2, 2009 included charges of $6.5 million for integration costs and the impact of a step up in inventory associated with our acquisition of the Tyco Electronics wireless systems business, formerly known as M/A-COM (“Wireless Systems”).

(2)	The operating income in our Government Communications Systems segment in the quarter ended October 1, 2010 included charges of $2.0 million for integration and other costs associated with our acquisition of CapRock.

(3)	“Non-operating loss” includes equity investment income (loss), royalties and related intellectual property expenses, gains and losses on sales of investments and securities available-for-sale, and impairments of investments and securities available-for-sale.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Harris Corporation
     We have reviewed the condensed consolidated balance sheet of Harris Corporation as of October 1, 2010, and the related condensed consolidated statements of income for the quarters ended October 1, 2010 and October 2, 2009, and the condensed consolidated statements of cash flows for the quarters ended October 1, 2010 and October 2, 2009. These financial statements are the responsibility of the Company’s management.
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
     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Harris Corporation as of July 2, 2010, and the related consolidated statements of income, cash flows, and comprehensive income and equity for the year then ended, not presented herein, and in our report dated August 30, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 2, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Certified Public Accountants
Boca Raton, Florida
October 28, 2010

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
     The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of Harris. MD&A is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes appearing elsewhere in this Report. In addition, reference should be made to our audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Fiscal 2010 Form 10-K. Except for the historical information contained herein, the discussions in MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in MD&A under “Forward-Looking Statements and Factors that May Affect Future Results.”
     The following is a list of the sections of MD&A, together with our perspective on the contents of these sections of MD&A, which we hope will assist in reading these pages:
•	Results of Operations - an analysis of our consolidated results of operations and of the results in each of our three business segments, to the extent the business segment operating results are helpful to an understanding of our business as a whole, for the periods presented in our Condensed Consolidated Financial Statements (Unaudited).

•	Liquidity and Capital Resources - an analysis of cash flows, common stock repurchases, dividends, capital structure and resources, off-balance sheet arrangements and commercial commitments and contractual obligations.

•	Critical Accounting Policies and Estimates - information about accounting policies that require critical judgments and estimates and about accounting standards that have been issued but are not yet effective for us and their potential impact.

•	Forward-Looking Statements and Factors that May Affect Future Results - cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.
RESULTS OF OPERATIONS
Highlights
     Operations results for the first quarter of fiscal 2011 include:
•	Revenue increased 16.8 percent to $1,405.4 million in the first quarter of fiscal 2011 from $1,203.0 million in the first quarter of fiscal 2010;

•	Net income increased to $163.9 million, or $1.27 per diluted share, in the first quarter of fiscal 2011 from $104.5 million, or $0.79 per diluted share, in the first quarter of fiscal 2010;

•	Our RF Communications segment revenue increased 33.7 percent to $566.5 million and operating income increased 100.4 percent to $228.5 million in the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010;

•	Our Government Communications Systems segment revenue increased 10.2 percent to $735.5 million and operating income decreased 8.6 percent to $78.3 million in the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010. Fiscal 2011 results benefited from our acquisition of CapRock in the first quarter of fiscal 2011, and operating income in the first quarter of fiscal 2011 included $2.0 million of acquisition-related charges;

•	Our Broadcast Communications segment revenue increased 2.4 percent to $121.6 million in the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010, and there was an operating loss of $8.6 million in the first quarter of fiscal 2011 compared with operating income of $0.3 million in the first quarter of fiscal 2010; and

•	Net cash provided by operating activities was $294.9 million in the first quarter of fiscal 2011 compared with $134.5 million in the first quarter of fiscal 2010, an increase of 119.3 percent.

Consolidated Results of Operations
Revenue and Net Income

	Quarter Ended
	October 1,	October 2,	%
	2010	2009	Inc/(Dec)
	(Dollars in millions, except per share amounts)
Revenue	$1,405.4	$1,203.0	16.8%
Net income	$163.9	$104.5	56.8%
% of revenue	11.7%	8.7%
Net income per diluted common share	$1.27	$0.79	60.8%
     Our revenue in the first quarter of fiscal 2011 was $1,405.4 million, an increase of 16.8 percent compared with the first quarter of fiscal 2010. Revenue increased by 33.7 percent, 10.2 percent and 2.4 percent in our RF Communications, Government Communications Systems and Broadcast Communications segments, respectively. RF Communications segment revenue was driven primarily by deliveries for the U.S. Department of Defense’s mine resistant ambush protected vehicle (“MRAP”) and mine resistant ambush protected all-terrain vehicle
(“M-ATV”) programs. Government Communications Systems segment revenue benefited from the ramp-up on the recently awarded Geostationary Operational Environmental Satellite — Series R (“GOES-R”) Ground and Antenna Segment weather programs for the National Oceanic and Atmospheric Administration (“NOAA”) and from our acquisition of CapRock, partially offset by the continued winding down of the Field Data Collection Automation (“FDCA”) program for the U.S. Census Bureau, as expected, and lower revenue on several classified programs.
     Net income in the first quarter of fiscal 2011 was $163.9 million, or $1.27 per diluted common share, compared with $104.5 million, or $0.79 per diluted common share, in the first quarter of fiscal 2010. The increase in net income was primarily due to significantly higher operating income in our RF Communications segment. RF Communications segment operating income increased by $114.5 million, or 100.4 percent, in the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010, while our Government Communications Systems segment operating income decreased by $7.4 million, or 8.6 percent, and our Broadcast Communications segment had an operating loss of $8.6 million.
     Unallocated corporate expense in the first quarter of fiscal 2011 was $25.7 million compared with $19.2 million in the first quarter of fiscal 2010.
     See the “Discussion of Business Segment Results of Operations” and “Unallocated Corporate Expense and Corporate Eliminations” discussions below in this MD&A for further information.
Gross Margin

	Quarter Ended
	October 1,	October 2,	%
	2010	2009	Inc/(Dec)
	(Dollars in millions)
Revenue	$1,405.4	$1,203.0	16.8%
Cost of product sales and services	(881.1)	(812.1)	8.5%
Gross margin	$524.3	$390.9	34.1%
% of revenue	37.3%	32.5%
     Our gross margin (revenue less cost of product sales and services) as a percentage of revenue in the first quarter of fiscal 2011 was 37.3 percent compared with 32.5 percent in the first quarter of fiscal 2010. The increase in gross margin as a percentage of revenue in the first quarter of fiscal 2011 was primarily due to higher gross margins in our RF Communications segment as well as a higher percentage of our overall sales that was generated by this higher-margin segment.
     See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Engineering, Selling and Administrative Expenses

	Quarter Ended
	October 1,	October 2,	%
	2010	2009	Inc/(Dec)
	(Dollars in millions)
Engineering, selling and administrative expenses	$255.2	$212.1	20.3%
% of revenue	18.2%	17.6%
     Our engineering, selling and administrative (“ESA”) expenses increased to $255.2 million in the first quarter of fiscal 2011 from $212.1 million in the first quarter of fiscal 2010. As a percentage of revenue, ESA expenses were 18.2 percent in the first quarter of fiscal 2011 compared with 17.6 percent in the first quarter of fiscal 2010. The increase in ESA expenses and ESA expenses as a percentage of revenue was primarily due to our acquisition of CapRock during the first quarter of fiscal 2011 (including $2.0 million of acquisition-related charges) and continued investment in product development and the pursuit of new growth opportunities.
     See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Non-Operating Loss

	Quarter Ended
	October 1,	October 2,	%
	2010	2009	Inc/(Dec)
	(Dollars in millions)
Non-operating loss	$(0.4)	$(0.2)	100.0%
     We had a non-operating loss of $0.4 million in the first quarter of fiscal 2011 compared with a non-operating loss of $0.2 million in the first quarter of fiscal 2010.
Interest Income and Expense

	Quarter Ended
	October 1,	October 2,	%
	2010	2009	Inc/(Dec)
	(Dollars in millions)
Interest income	$0.6	$0.4	50.0%
Interest expense	(17.8)	(18.2)	(2.2)%
     Our interest income increased to $0.6 million in the first quarter of fiscal 2011 from $0.4 million in the first quarter of fiscal 2010 due to higher balances of cash and cash equivalents. Our interest expense decreased to $17.8 million in the first quarter of fiscal 2011 from $18.2 million in the first quarter of fiscal 2010 due to lower interest rates incurred on our short-term borrowings, partially offset by higher levels of short-term borrowings related to our acquisition of CapRock during the first quarter of fiscal 2011.
Income Taxes

	Quarter Ended
	October 1,	October 2,	%
	2010	2009	Inc/(Dec)
	(Dollars in millions)
Income taxes	$87.6	$56.3	55.6%
Effective tax rate	34.8%	35.0%
     Our effective tax rate (income taxes as a percentage of income before income taxes) was 34.8 percent for the first quarter of fiscal 2011 compared with 35.0 percent for the first quarter of fiscal 2010.

Discussion of Business Segment Results of Operations
RF Communications Segment

	Quarter Ended
	October 1,	October 2,	%
	2010	2009	Inc/(Dec)
	(Dollars in millions)
Revenue	$566.5	$423.7	33.7%
Segment operating income	228.5	114.0	100.4%
% of revenue	40.3%	26.9%
     RF Communications segment revenue in the first quarter of fiscal 2011 was $566.5 million, including $446.1 million in our Tactical Radio Communications business and $120.4 million in our Public Safety and Professional Communications business, compared with $423.7 million in the first quarter of fiscal 2010. The increase in RF Communications segment revenue was driven primarily by deliveries for the U.S. Department of Defense’s MRAP and M-ATV programs.
     Operating income was $228.5 million in the first quarter of fiscal 2011 compared with $114.0 million in the first quarter of fiscal 2010. Operating income as a percentage of revenue was 40.3 percent in the first quarter of fiscal 2011 compared with 26.9 percent in the first quarter of fiscal 2010. The increase in operating income and operating income as a percentage of revenue was primarily due to a significant increase in revenue in the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010, a favorable product mix and operational efficiencies.
     RF Communications segment orders in the first quarter of fiscal 2011 were $472 million, including $394 million in our Tactical Radio Communications business and $78 million in our Public Safety and Professional Communications business. At the end of the first quarter of fiscal 2011, total backlog for our RF Communications segment was $1.67 billion, including $1.19 billion in our Tactical Radio Communications business and $484 million in our Public Safety and Professional Communications business.
     During the first quarter of fiscal 2011, new orders in our Tactical Radio Communications business were strong in the international market. This reflected continuing strong international demand and a significant uptake in customer adoption of our new Falcon III® radios. International orders in the first quarter of fiscal 2011 included three orders totaling $69 million from an Asian country for the next phase of a comprehensive, multi-level Command, Control, Communications, Computers and Intelligence (“C4I”) system.
     Orders in our Tactical Radio Communications business in the U.S. market in the first quarter of fiscal 2011 included orders for Falcon III and Falcon II® radios for the U.S. Navy, AN/PRC-117G vehicular adaptor units for the U.S. Marine Corps, and several new products including high-capacity line-of-sight Internet Protocol (“IP”) data radios, KGV-72 blue force tracking encryption devices, and HF Loop antennas for improved communications on the move.
     In our Public Safety and Professional Communications business, we received a $9 million contract from Ontario County, New York, to upgrade its public safety radio communications system with a Harris P25IP (Project 25 to the power of IP) solution. Our Unity® XG-100P portable full-spectrum multiband radio and its suite of advanced features will be used for enhanced interoperability.
     Following the close of the first quarter of fiscal 2011, we were selected by Alberta Solicitor General and Public Security as the preferred vendor for the design, construction, implementation and operation of the province-wide Alberta First Responders Radio Communications System. We have been engaged in due diligence activities as defined in the Request for Proposals. Award of the contract is subject to successful completion of due diligence activities, finalization of contract documentation satisfactory to Alberta Solicitor General and Public Security and approval of the finalized contract by the Alberta Treasury Board. This system, which will cover 256,000 square miles, will be the critical communications link among Alberta’s first responders.

Government Communications Systems Segment

	Quarter Ended
	October 1,	October 2,	%
	2010	2009	Inc/(Dec)
	(Dollars in millions)
Revenue	$735.5	$667.7	10.2%
Segment operating income	78.3	85.7	(8.6)%
% of revenue	10.6%	12.8%
     Government Communications Systems segment revenue in the first quarter of fiscal 2011 increased 10.2 percent to $735.5 million compared with $667.7 million in the first quarter of fiscal 2010. Operating income was $78.3 million in the first quarter of fiscal 2011 compared with $85.7 million in the first quarter of fiscal 2010. Operating income as a percentage of revenue in the first quarter of fiscal 2011 was 10.6 percent compared with 12.8 percent in the first quarter of fiscal 2010. Operating income in the first quarter of fiscal 2010 benefited from favorable award fees for the completion of the equipment build-out phase on the FAA Telecommunications Infrastructure (“FTI”) program for the Federal Aviation Administration (“FAA”).
     Revenue growth in the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010 was driven primarily by the ramp-up on the GOES-R Ground and Antenna Segment weather programs, partially offset by the continued winding down of the FDCA program, as expected, and lower revenue on several classified programs.
     Revenue also benefited from the recent acquisition of CapRock, which was completed on July 30, 2010. As discussed further in Note C — Business Combinations in the Notes, CapRock is a global provider of managed satellite communications solutions serving remote and harsh environments for the energy, government and maritime industries. Our first quarter of fiscal 2011 results of operations include revenue of $64.6 million and a pre-tax loss of $0.4 million (including $2.0 million of acquisition-related charges) associated with CapRock for the two-month period during the quarter following the date of acquisition.
     Major awards in the first quarter of fiscal 2011 in our Government Communications Systems segment included a contract, potentially worth $130 million, to supply antennas and control systems for NOAA’s GOES-R program; a contract, potentially worth $77 million, by the U.S. Army Materiel Command (“AMC”) to provide Information Technology (“IT”) infrastructure and follow-on operations and maintenance support for the relocation of AMC Headquarters building to Huntsville, Alabama; a follow-on contract, potentially worth $64 million, for the U.S. Air Force Network and Space Operations and Maintenance (“NSOM”) program; a follow-on production contract, potentially worth $55 million, to supply avionics systems for the U.S. Department of Defense F-35 Lightning II fighter aircraft; a follow-on contract, potentially worth $40 million, for the Department of State Consular Affairs Support Services (“CASS”) IT services program; and a contract, potentially worth $40 million, to produce telemetry modules supporting the U.S. Air Force Advanced Medium-Range Air-to-Air Missile (“AMRAAM”).
     Also during the first quarter of fiscal 2011, our Harris CapRock business was awarded four contracts, potentially worth a total of $43 million, to provide managed network services and more than 400 MHz of commercial satellite capacity to four separate U.S. Government agencies. The services provided will be used to support a range of missions, including airborne intelligence, surveillance and reconnaissance (“ISR”), tactical field-deployed communications and continuity of operations.
     Following the end of the first quarter of fiscal 2011, we were awarded a nine-year follow-on contract, potentially worth CAD 273 million, by the Government of Canada for the CF-18 Avionics Optimized Weapon System Support (“OWSS”) program. Under the contract, we will provide engineering services to support the avionics systems on the CF-18 Hornet fighter aircraft.
Broadcast Communications Segment

	Quarter Ended
	October 1,	October 2,	%
	2010	2009	Inc/(Dec)
	(Dollars in millions)
Revenue	$121.6	$118.7	2.4%
Segment operating income (loss)	(8.6)	0.3	*
% of revenue	(7.1)%	0.3%

*	Not meaningful

     Broadcast Communications segment revenue in the first quarter of fiscal 2011 was $121.6 million compared with $118.7 million in the first quarter of fiscal 2010. This segment had an operating loss of $8.6 million in the first quarter of fiscal 2011 compared with operating income of $0.3 million in the first quarter of fiscal 2010. The first quarter of fiscal 2011 included a $1.0 million charge related to cost-reduction actions. We expect approximately $5 million of cost-reduction charges in total for this segment in fiscal 2011, although we can give no assurances concerning future cost-reduction charges.
     Broadcast Communications segment orders in the first quarter of fiscal 2011 were $135.5 million compared with $110.8 million in the fourth quarter of fiscal 2010 and $124.2 million in the first quarter of fiscal 2010. Orders in the first quarter of fiscal 2011 included an $8 million order from Nine Network Australia for a new playout center built with our technology, including servers, multiviewers, routers, digital asset management and automation solutions.
     While operating results continued to reflect market weakness in the traditional U.S. broadcast market and increased investment to address new media and international growth opportunities, the book-to-bill ratio of 1.1:1 and year-over-year orders and revenue growth are encouraging signs for our Broadcast Communications segment.
Unallocated Corporate Expense and Corporate Eliminations

	Quarter Ended
	October 1,	October 2,	%
	2010	2009	Inc/(Dec)
	(Dollars in millions)
Unallocated corporate expense	$25.7	$19.2	33.9%
Corporate Eliminations	3.4	2.0	70.0%
     Unallocated corporate expense increased 33.9 percent to $25.7 million in the first quarter of fiscal 2011 from $19.2 million in the first quarter of fiscal 2010, primarily due to investments made in pursuit of new growth opportunities and higher compensation and benefit plan expenses. As a percentage of revenue, unallocated corporate expense was 1.8 percent in the first quarter of fiscal 2011 compared with 1.6 percent in the first quarter of fiscal 2010. Corporate eliminations increased to $3.4 million in the first quarter of fiscal 2011 from $2.0 million in the first quarter of fiscal 2010 due to increased intersegment activity.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Quarter Ended
	October 1,	October 2,
	2010	2009
	(In millions)
Net cash provided by operating activities	$294.9	$134.5
Net cash used in investing activities	(569.4)	(19.6)
Net cash provided by (used in) financing activities	159.0	(165.3)
Effect of exchange rate changes on cash and cash equivalents	1.7	0.3

Net decrease in cash and cash equivalents	(113.8)	(50.1)
Cash and cash equivalents, beginning of year	455.2	281.2

Cash and cash equivalents, end of quarter	$341.4	$231.1

     Cash and Cash Equivalents: Our cash and cash equivalents decreased $113.8 million to $341.4 million at the end of the first quarter of fiscal 2011 from $455.2 million at the end of fiscal 2010. The decrease was primarily due to $518.0 million of cash paid for acquired businesses, $55.5 million used to repurchase shares of our common stock, $37.1 million of property, plant and equipment additions and $32.2 million used to pay cash dividends, partially offset by $294.9 million of net cash provided by operating activities and $244.1 million of net proceeds from borrowings to partially fund our acquisition of CapRock.
     Our financial position remained strong at October 1, 2010. We ended the first quarter of fiscal 2011 with cash and cash equivalents of $341.4 million; we have no long-term debt maturing until fiscal 2016; we have a senior unsecured $750 million revolving credit facility that expires in September 2013 ($475.0 million of which was available to us as of October 1, 2010 as a result of $275.0 million of short-term debt outstanding under our commercial paper program, which was supported by such senior unsecured revolving credit facility); we have a senior unsecured $300 million 364-day revolving credit facility that expires on September 28, 2011 (all of which was available to us as of October 1, 2010); and we do not have any material defined benefit pension plan obligations.

     Given our current cash position, outlook for funds generated from operations, credit ratings, available credit facilities, cash needs and debt structure, we have not experienced to date, and do not expect to experience, any material issues with liquidity, although we can give no assurances concerning our future liquidity.
     We also currently believe that existing cash, funds generated from operations, our credit facilities and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures and repurchases under our share repurchase program for the next 12 months. We anticipate tax payments over the next three years to be approximately equal to our tax expense during the same period. We anticipate that our fiscal 2011 cash outlays may include additional strategic acquisitions. Other than those cash outlays noted in the “Commercial Commitments and Contractual Obligations” discussion below in this MD&A, capital expenditures, potential acquisitions and repurchases under our share repurchase program, no other significant cash outlays are anticipated during the remainder of fiscal 2011.
     There can be no assurance, however, that our business will continue to generate cash flow at current levels, that ongoing operational improvements will be achieved, or that the cost or availability of future borrowings, if any, under our commercial paper program or our credit facilities or in the debt markets will not be impacted by any potential future credit and capital markets disruptions. If we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations, we may be required to sell assets, reduce capital expenditures, reduce or eliminate strategic acquisitions, reduce or terminate our share repurchase program, reduce or eliminate dividends, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make principal payments or pay interest on or refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense, government and broadcast communications markets and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.
     Net cash provided by operating activities: Our net cash provided by operating activities was $294.9 million in the first quarter of fiscal 2011 compared with $134.5 million in the first quarter of fiscal 2010. All of our segments had positive cash flow in the first quarter of fiscal 2011, with significant contributions received from our RF Communications and Government Communications Systems segments. The increase in net cash provided by operating activities was primarily due to strong operating results in our RF Communications segment and good working capital management in our Government Communications Systems segment in the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010.
     Net cash used in investing activities: Our net cash used in investing activities was $569.4 million in the first quarter of fiscal 2011 compared with $19.6 million in the first quarter of fiscal 2010. Net cash used in investing activities in the first quarter of fiscal 2011 consisted of $518.0 million of cash paid for our acquisition of CapRock, $37.1 million of property, plant and equipment additions, $10.0 million of cash paid for a cost-method investment and $4.3 million of capitalized software additions. Net cash used in investing activities in the first quarter of fiscal 2010 consisted of $18.6 million of property, plant and equipment additions and $2.0 million of capitalized software additions, partially offset by $1.0 million of cash adjustments related to acquired businesses. The increase in our capital expenditures in the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010 was primarily due to the build-out of a newly acquired facility for our new Harris Cyber Integration Center and our recently acquired RF Communications manufacturing facility. Our total capital expenditures, including capitalized software, in fiscal 2011 are expected to be between $250 million and $275 million.
     Net cash provided by (used in) financing activities: Our net cash provided by financing activities was $159.0 million in the first quarter of fiscal 2011 compared with net cash used in financing activities of $165.3 million in the first quarter of fiscal 2010. Net cash provided by financing activities in the first quarter of fiscal 2011 primarily consisted of $244.1 million of net proceeds from borrowings to partially fund our acquisition of CapRock, partially offset by $55.5 million used to repurchase shares of our common stock and $32.2 million used to pay cash dividends. Net cash used in financing activities in the first quarter of fiscal 2010 primarily consisted of $81.1 million used for repayments of borrowings, $55.3 million used to repurchase shares of our common stock and $29.0 million used to pay cash dividends.
Common Stock Repurchases
     During the first quarter of fiscal 2011, we used $50.0 million to repurchase 1,173,900 shares of our common stock under our repurchase program at an average price per share of $42.59, including commissions. During the first quarter of fiscal 2010, we used $50.0 million to repurchase 1,443,072 shares of our common stock under our repurchase program at an average price per share of $34.64, including commissions. In the first quarter of fiscal 2011 and first quarter of fiscal 2010, $5.5 million and $5.3 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares repurchased by us are cancelled and retired.

     As of October 1, 2010, we have a remaining authorization to repurchase approximately $400 million in shares of our common stock under our repurchase program, which does not have a stated expiration date. Repurchases under our repurchase program may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. Share repurchases are expected to be funded with available cash. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time.
     Additional information regarding share repurchases during the first quarter of fiscal 2011 and our repurchase program is set forth in this Report under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
Dividends
     On August 28, 2010, our Board of Directors increased the quarterly cash dividend rate on our common stock from $.22 per share to $.25 per share, for an annualized cash dividend rate of $1.00 per share, which was our ninth consecutive annual increase in our quarterly cash dividend rate. Our annualized cash dividend rate was $.88 per share in fiscal 2010. There can be no assurances that our annualized cash dividend rate will continue to increase. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect that cash dividends will continue to be paid in the near future, but we can give no assurances concerning payment of future dividends. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant.
Capital Structure and Resources
     364-Day Revolving Credit Agreement: As discussed in Note I — Credit Arrangements in the Notes, on September 29, 2010, we entered into the $300 million senior unsecured 364-Day Revolving Credit Agreement with a syndicate of lenders. The 364-Day Revolving Credit Agreement provides for the extension of credit to us in the form of revolving loans at any time and from time to time during the term of the 364-Day Revolving Credit Agreement, in an aggregate principal amount at any time outstanding not to exceed $300 million. Borrowings under the 364-Day Revolving Credit Agreement will be denominated in U.S. Dollars. The 364-Day Revolving Credit Agreement may be used for working capital and other general corporate purposes (excluding hostile acquisitions) and may also be used to support any commercial paper that we may issue.
     At our election, borrowings under the 364-Day Revolving Credit Agreement will bear interest either at LIBOR plus an applicable margin or at the base rate plus an applicable margin. The interest rate margin over LIBOR, initially set at 1.75 percent, may increase (to a maximum amount of 2.25 percent) or decrease (to a minimum amount of 1.25 percent) based on changes in our Senior Debt Ratings. The base rate is a fluctuating rate equal to the highest of (i) the federal funds rate plus 0.50 percent, (ii) SunTrust Bank’s publicly announced prime lending rate for U.S. Dollars or (iii) LIBOR for an interest period of one month plus 1.00 percent. The interest rate margin over the base rate, initially set at 0.75 percent, may increase (to a maximum amount of 1.25 percent) or decrease (to a minimum amount of 0.25 percent) based on our Senior Debt Ratings.
     The 364-Day Revolving Credit Agreement contains certain customary covenants similar to the 2008 Credit Agreement discussed below. We were in compliance with the covenants in the 364-Day Revolving Credit Agreement in the first quarter of fiscal 2011. The 364-Day Revolving Credit Agreement contains certain events of default similar to the 2008 Credit Agreement discussed below. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the 364-Day Revolving Credit Agreement are due and mature on September 28, 2011, unless the commitments are terminated earlier either at our request or if certain events of default occur. At October 1, 2010, we had no borrowings outstanding under the 364-Day Revolving Credit Agreement.
     2008 Credit Agreement: On September 10, 2008, we entered into a five-year, senior unsecured revolving credit agreement (the “2008 Credit Agreement”) with a syndicate of lenders. The 2008 Credit Agreement provides for the extension of credit to us in the form of revolving loans, including swingline loans, and letters of credit at any time and from time to time during the term of the 2008 Credit Agreement, in an aggregate principal amount at any time outstanding not to exceed $750 million for both revolving loans and letters of credit, with a sub-limit of $50 million for swingline loans and $125 million for letters of credit. The 2008 Credit Agreement includes a provision pursuant to which, from time to time, we may request that the lenders in their discretion increase the maximum amount of commitments under the 2008 Credit

Agreement by an amount not to exceed $500 million. Only consenting lenders (including new lenders reasonably acceptable to the administrative agent) will participate in any such increase. In no event will the maximum amount of credit extensions available under the 2008 Credit Agreement exceed $1.25 billion. The 2008 Credit Agreement may be used for working capital and other general corporate purposes (excluding hostile acquisitions) and to support any commercial paper that we may issue. Borrowings under the 2008 Credit Agreement may be denominated in U.S. Dollars, Euros, Sterling and any other currency acceptable to the administrative agent and the lenders, with a non-U.S. currency sub-limit of $150 million. We may designate certain wholly owned subsidiaries as borrowers under the 2008 Credit Agreement, and the obligations of any such subsidiary borrower must be guaranteed by Harris Corporation. We also may designate certain subsidiaries as unrestricted subsidiaries, which means certain of the covenants and representations in the 2008 Credit Agreement do not apply to such subsidiaries.
     At our election, borrowings under the 2008 Credit Agreement denominated in U.S. Dollars will bear interest either at LIBOR plus an applicable margin or at the base rate plus an applicable margin. The interest rate margin over LIBOR, initially set at 0.50 percent, may increase (to a maximum amount of 1.725 percent) or decrease (to a minimum of 0.385 percent) based on our Senior Debt Ratings and on the degree of utilization under the 2008 Credit Agreement (“Utilization”). The base rate is a fluctuating rate equal to the higher of the federal funds rate plus 0.50 percent or SunTrust Bank’s publicly announced prime lending rate for U.S. Dollars. The interest rate margin over the base rate is 0.00 percent, but if our Senior Debt Ratings fall to “BB+/Ba1” or below, then the interest rate margin over the base rate will increase to either 0.225 percent or 0.725 percent based on Utilization. Borrowings under the 2008 Credit Agreement denominated in a currency other than U.S. Dollars will bear interest at LIBOR plus the applicable interest rate margin over LIBOR described above. Letter of credit fees are also determined based on our Senior Debt Ratings and Utilization.
     The 2008 Credit Agreement contains certain customary covenants, including covenants limiting: certain liens on our assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and certain investments in unrestricted subsidiaries. The 2008 Credit Agreement also requires that we not permit our ratio of consolidated total indebtedness to total capital, each as defined, to be greater than 0.60:1.00 and not permit our ratio of consolidated EBITDA to consolidated net interest expense, each as defined, to be less than 3.00:1.00 (measured on the last day of each fiscal quarter for the rolling four-quarter period then ending). We were in compliance with the covenants in the 2008 Credit Agreement in the first quarter of fiscal 2011. The 2008 Credit Agreement contains certain events of default, including: failure to make payments; failure to perform or observe terms, covenants and agreements; material inaccuracy of any representation or warranty; payment default under other indebtedness with a principal amount in excess of $75 million, other default under such other indebtedness that permits acceleration of such indebtedness, or acceleration of such other indebtedness; occurrence of one or more final judgments or orders for the payment of money in excess of $75 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $75 million; any bankruptcy or insolvency; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the 2008 Credit Agreement are due and mature on September 10, 2013, unless the commitments are terminated earlier either at our request or if certain events of default occur. At October 1, 2010, we had no borrowings outstanding under the 2008 Credit Agreement, but we had $275.0 million of short-term debt outstanding under our commercial paper program, which was supported by the 2008 Credit Agreement.
     Long-Term Debt: On June 9, 2009, we completed the issuance of $350 million in aggregate principal amount of 6.375% Notes due June 15, 2019. Interest on the notes is payable on June 15 and December 15 of each year. We may redeem the notes at any time in whole or, from time to time, in part at the “make-whole” redemption price. The “make-whole” redemption price is equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus 37.5 basis points. In each case, we will pay accrued interest on the principal amount of the notes being redeemed to the redemption date. In addition, upon a change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the notes at a price equal to 101 percent of the aggregate principal amount of the notes repurchased, plus accrued interest on the notes repurchased to the date of repurchase. We incurred $4.1 million in debt issuance costs and discounts related to the issuance of the notes, which are being amortized on a straight-line basis over the life of the notes, which approximates the effective interest rate method, and are reflected as a portion of interest expense in the accompanying Condensed Consolidated Statement of Income (Unaudited).
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
     Other: We have an automatically effective, universal shelf registration statement, filed with the SEC on June 3, 2009, related to the potential future issuance of an indeterminate amount of securities, including debt securities, preferred stock, common stock, fractional interests in preferred stock represented by depositary shares and warrants to purchase debt securities, preferred stock or common stock.
     We expect to maintain operating ratios, fixed-charge coverage ratios and balance sheet ratios sufficient for retention of, or improvement to, our current debt ratings. There are no assurances that our debt ratings will not be reduced in the future. If our debt ratings are lowered below “investment grade,” then we may not be able to issue short-term commercial paper, but may instead need to borrow under our credit facilities or pursue other options. In addition, if our debt ratings are lowered below “investment grade,” then we may also be required to provide cash collateral to support outstanding performance bonds. For a discussion of such performance bonds, see the “Commercial Commitments” discussion in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2010
Form 10-K. We do not currently foresee losing our investment-grade debt ratings, but no assurances can be given. If our debt ratings were downgraded, however, it could adversely impact, among other things, our future borrowing costs and access to capital markets and our ability to receive certain types of contract awards.
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
     Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of October 1, 2010, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our results of operations, financial condition or cash flows. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, financial condition or cash flows.
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
Commercial Commitments and Contractual Obligations
     The amounts disclosed in our Fiscal 2010 Form 10-K include our commercial commitments and contractual obligations. During the quarter ended October 1, 2010, other than additional operating lease commitments of approximately $137 million associated with our acquisition of CapRock, primarily with respect to satellite bandwidth, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding surety bonds, letters of credit, guarantees and other arrangements as disclosed in our Fiscal 2010 Form 10-K.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1: “Significant Accounting Policies” in our Notes to Consolidated Financial Statements included in our Fiscal 2010 Form 10-K. Critical accounting policies and estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies and estimates for us include: (i) revenue recognition on development and production contracts and contract estimates, (ii) provisions for excess and obsolete inventory losses, (iii) impairment testing of goodwill and other intangible assets, and (iv) income taxes and tax valuation allowances. For additional discussion of our critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” discussion in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2010 Form 10-K.
Impact of Recently Issued Accounting Standards
     Accounting standards issued but not effective for us until after October 1, 2010 are not expected to have a material impact on our financial position, results of operations or cash flows.
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
•	We depend on U.S. Government customers for a significant portion of our revenue, and the loss of this relationship or a shift in U.S. Government funding priorities could have adverse consequences on our future business.

•	We depend significantly on our U.S. Government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited. The termination or failure to fund one or more of these contracts could have an adverse impact on our business.

•	We enter into fixed-price contracts that could subject us to losses in the event of cost overruns or a significant increase in inflation.

•	We derive a significant portion of our revenue from international operations and are subject to the risks of doing business internationally, including fluctuations in currency exchange rates.

•	Our reputation and ability to do business may be impacted by the improper conduct of our employees, agents or business partners.

•	We may not be successful in obtaining the necessary export licenses to conduct certain operations abroad, and Congress may prevent proposed sales to certain foreign governments.

•	Our future success will depend on our ability to develop new products and technologies that achieve market acceptance in our current and future markets.

•	We participate in markets that are often subject to uncertain economic conditions, which makes it difficult to estimate growth in our markets and, as a result, future income and expenditures.

•	We cannot predict the consequences of future geo-political events, but they may adversely affect the markets in which we operate, our ability to insure against risks, our operations or our profitability.

•	We have made, and may continue to make, strategic acquisitions that involve significant risks and uncertainties.

•	Disputes with our subcontractors and the inability of our subcontractors to perform, or our key suppliers to timely deliver our components, parts or services, could cause our products to be produced in an untimely or unsatisfactory manner.

•	Third parties have claimed in the past and may claim in the future that we are infringing directly or indirectly upon their intellectual property rights, and third parties may infringe upon our intellectual property rights.

•	The outcome of litigation or arbitration in which we are involved is unpredictable and an adverse decision in any such matter could have a material adverse effect on our financial condition and results of operations.

•	We face certain significant risk exposures and potential liabilities that may not be covered adequately by insurance or indemnity.

•	Changes in our effective tax rate may have an adverse effect on our results of operations.

•	The effects of the recent recession in the United States and general downturn in the global economy could have an adverse impact on our business, operating results or financial condition.

•	We have significant operations in Florida and other locations that could be materially and adversely impacted in the event of a natural disaster or other significant disruption.

•	We could be negatively impacted by a security breach, through cyber attack, cyber intrusion or otherwise, or other significant disruption of our IT networks and related systems or of those we operate for certain of our customers.

•	We rely on third parties to provide satellite bandwidth for our managed satellite communications services, and any bandwidth constraints could harm our business, financial condition and results of operations.

•	Changes in future business conditions could cause business investments and/or recorded goodwill to become impaired, resulting in substantial losses and write-downs that would reduce our results of operations.

•	We must attract and retain key employees, and failure to do so could seriously harm us.
     Additional details and discussions concerning some of the factors that could affect our forward-looking statements or future results are set forth in our Fiscal 2010 Form 10-K under Item 1A. “Risk Factors.” The foregoing list of factors and the factors set forth in Item 1A. “Risk Factors” included in our Fiscal 2010 Form 10-K and in Part II. Item 1A. “Risk Factors” in this Report are not exhaustive. Additional risks and uncertainties not known to us or that we currently believe not to be material also may adversely impact our business, results of operations, financial position and cash flows. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, results of operations, financial position and cash flows. The forward-looking statements contained in this Report are made as of the date hereof and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements or to update the reasons actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise. For further information concerning risk factors, see Part II. Item 1A. “Risk Factors” in this Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.
     Foreign Exchange and Currency: We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for our foreign currency derivatives held at October 1, 2010 would not have had a material impact on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note
M — Derivative Instruments and Hedging Activities in the Notes for additional information.
     Interest Rates: As of October 1, 2010, we had long-term debt obligations and short-term debt under our commercial paper program subject to interest rate risk. Because the interest rates on our long-term debt obligations are fixed, and because our long-term debt is not putable (redeemable at the option of the holders of the debt prior to maturity), the interest rate risk associated with this debt on our results of operations is not material. We have a short-term variable-rate commercial paper program in place, which we may utilize to satisfy short-term cash requirements. We can give no assurances that interest rates will not change significantly or have a material effect on our income or cash flows over the next twelve months.
Item 4. Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal quarter ended October 1, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of the fiscal quarter ended October 1, 2010 our disclosure controls and procedures were effective.
     (b) Changes in internal control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and adding additional monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended October 1, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     Harris Stratex Networks, Inc. (now known as Aviat Networks, Inc.) (“HSTX”) and certain of its current and former officers and directors, including certain current Harris officers, were named as defendants in a federal securities class action complaint filed on September 15, 2008 in the United States District Court for the District of Delaware by plaintiff Norfolk County Retirement System on behalf of an alleged class of purchasers of HSTX securities from January 29, 2007 to July 30, 2008, including shareholders of Stratex Networks, Inc. (“Stratex”) who exchanged shares of Stratex for shares of HSTX as part of the combination between Stratex and our former Microwave Communications Division to form HSTX. Similar complaints were filed in the United States District Court for the District of Delaware on October 6, 2008 and October 30, 2008. The complaints were consolidated in a slightly expanded complaint filed on July 29, 2009 that, among other things, added Harris Corporation as a defendant. This action relates to public disclosures made by HSTX on January 30, 2007 and July 30, 2008, which included the restatement of HSTX’s financial statements for the first three fiscal quarters of its fiscal 2008 (the quarters ended March 28, 2008, December 28, 2007 and September 28, 2007) and for its fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005 due to accounting errors. The consolidated complaint alleged violations of Section 10(b) and Section 20(a) of the Exchange Act and of Rule 10b-5 promulgated thereunder, as well as violations of Section 11 and Section 15 of the Securities Act, and sought, among other relief, determinations that the action is a proper class action, unspecified compensatory damages and reasonable attorneys’ fees and costs. We believe that the defendants have meritorious defenses to these actions and the defendants intend to defend the litigation vigorously.
Item 1A. Risk Factors.
     Investors should carefully review and consider the information regarding certain factors which could materially affect our business, results of operations, financial condition and cash flows and set forth under Item 1A. “Risk Factors” in our Fiscal 2010 Form 10-K. We do not believe that there have been any material changes to the risk factors previously disclosed in our Fiscal 2010 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
     During the first quarter of fiscal 2011, we repurchased 1,173,900 shares of our common stock under our repurchase program at an average price per share of $42.57, excluding commissions. During the first quarter of fiscal 2010, we repurchased 1,443,072 shares of our common stock under our repurchase program at an average price per share of $34.62, excluding commissions. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired.

     The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended October 1, 2010:

				Maximum approximate
				dollar value of
				shares that
			Total number of shares	may yet be
			purchased as part of	purchased under
	Total number of	Average price paid	publicly announced	the plans or
Period*	shares purchased	per share	plans or programs (1)	programs (1)
Month No. 1
(July 3, 2010-July 30, 2010)
Repurchase Programs (1)	None	n/a	None	$450,522,775
Employee Transactions (2)	4,937	$42.85	n/a	n/a
Month No. 2
(July 31, 2010-August 27, 2010)
Repurchase Programs (1)	706,400	$42.44	706,400	$420,539,922
Employee Transactions (2)	110,508	$42.81	n/a	n/a
Month No. 3
(August 28, 2010-October 1, 2010)
Repurchase Programs (1)	467,500	$42.76	467,500	$400,549,402
Employee Transactions (2)	54,361	$43.71	n/a	n/a

Total	1,343,706	$42.64	1,173,900	$400,549,402

*	Periods represent our fiscal months.

(1)	On March 2, 2009, we announced that on February 27, 2009, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $600 million in shares of our stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. Our repurchase program does not have a stated expiration date. The approximate dollar amount of our stock that may yet be purchased under our repurchase program as of October 1, 2010 was $400,549,402 (as reflected in the table above). Our repurchase program has resulted, and is expected to continue to result, in repurchases in excess of offsetting the dilutive effect of shares issued under our share-based incentive plans. However, the level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. As a matter of policy, we do not repurchase shares during the period beginning on the 15th day of the third month of a fiscal quarter and ending two days following the public release of earnings and financial results for such fiscal quarter.

(2)	Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised stock options, (b) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance shares or restricted shares which vested during the quarter, (c) performance or restricted shares returned to us upon retirement or employment termination of employees or (d) shares of our common stock purchased by, or sold to us by, the Harris Corporation Master Rabbi Trust, with the trustee thereof acting at our direction, to fund obligations of the Rabbi Trust under our deferred compensation plans. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.
Sales of Unregistered Securities
     During the first quarter of fiscal 2011, we did not issue or sell any unregistered equity securities.
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

(10)	*(a) Harris Corporation Annual Incentive Plan (Effective as of July 3, 2010), incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2010. (Commission File Number 1-3863)

*(b) Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2010. (Commission File Number 1-3863)

*(c) Form of Stock Option Award Agreement Terms and Conditions (as of July 3, 2010) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010).

*(d) Form of Performance Share Award Agreement Terms and Conditions (as of July 3, 2010) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010).

*(e) Form of Performance Share Unit Award Agreement Terms and Conditions (as of July 3, 2010) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010).

*(f) Form of Restricted Stock Award Agreement Terms and Conditions (as of July 3, 2010) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010).

*(g) Form of Restricted Stock Unit Award Agreement Terms and Conditions (as of July 3, 2010) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010).

*(h) Amendment Number Eleven to the Harris Corporation Retirement Plan, dated September 2, 2010 and effective as of October 1, 2010.

*(i) Amendment Number Twelve to the Harris Corporation Retirement Plan, dated October 27, 2010 and effective as of August 28, 2010.

*(j) Amendment No. 4 to Harris Corporation Supplemental Executive Retirement Plan, dated October 27, 2010 and effective as of August 28, 2010.

*(k) Amendment Number Three to the Harris Corporation 2005 Supplemental Executive Retirement Plan, dated October 27, 2010 and effective as of August 28, 2010.

*(l) Amendment Number Two to the Harris Corporation 1997 Directors’ Deferred Compensation and Annual Stock Unit Award Plan (Amended and Restated Effective January 1, 2006), dated October 27, 2010 and effective as of August 28, 2010.

*(m) Amendment Number One to the Harris Corporation 2005 Directors’ Deferred Compensation Plan (As Amended and Restated Effective January 1, 2009), dated October 27, 2010 and effective as of August 28, 2010.

*(n) Fourth Amendment to the Harris Corporation Master Rabbi Trust Agreement, dated October 27, 2010 and effective as of August 28, 2010.

*(o) Form of Executive Change in Control Severance Agreement, effective as of, and for use after, April 22, 2010.

*(p) Form of Director and Executive Officer Indemnification Agreement, effective as of, and for use after, August 28, 2010.

(q) 364-Day Revolving Credit Agreement, dated as of September 29, 2010, by and among the Company and the other parties thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2010. (Commission File Number 1-3863)

(12)	Computation of Ratio of Earnings to Fixed Charges.

(15)	Letter Regarding Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

(101. INS)	**XBRL Instance Document.

(101. SCH)	**XBRL Taxonomy Extension Schema Document.

(101. CAL)	**XBRL Taxonomy Extension Calculation Linkbase Document.

(101. LAB)	**XBRL Taxonomy Extension Label Linkbase Document.

(101. PRE)	**XBRL Taxonomy Extension Presentation Linkbase Document.

(101. DEF)	**XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement.

**	Furnished herewith (not filed).

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS CORPORATION (Registrant)
Date: October 28, 2010	By:	/s/ Gary L. McArthur
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

(10)	*(a) Harris Corporation Annual Incentive Plan (Effective as of July 3, 2010), incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2010. (Commission File Number 1-3863)

*(b) Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2010. (Commission File Number 1-3863)

*(c) Form of Stock Option Award Agreement Terms and Conditions (as of July 3, 2010) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010).

*(d) Form of Performance Share Award Agreement Terms and Conditions (as of July 3, 2010) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010).

*(e) Form of Performance Share Unit Award Agreement Terms and Conditions (as of July 3, 2010) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010).

*(f) Form of Restricted Stock Award Agreement Terms and Conditions (as of July 3, 2010) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010).

*(g) Form of Restricted Stock Unit Award Agreement Terms and Conditions (as of July 3, 2010) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010).

*(h) Amendment Number Eleven to the Harris Corporation Retirement Plan, dated September 2, 2010 and effective as of October 1, 2010.

*(i) Amendment Number Twelve to the Harris Corporation Retirement Plan, dated October 27, 2010 and effective as of August 28, 2010.

*(j) Amendment No. 4 to Harris Corporation Supplemental Executive Retirement Plan, dated October 27, 2010 and effective as of August 28, 2010.

*(k) Amendment Number Three to the Harris Corporation 2005 Supplemental Executive Retirement Plan, dated October 27, 2010 and effective as of August 28, 2010.

*(l) Amendment Number Two to the Harris Corporation 1997 Directors’ Deferred Compensation and Annual Stock Unit Award Plan (Amended and Restated Effective January 1, 2006), dated October 27, 2010 and effective as of August 28, 2010.

*(m) Amendment Number One to the Harris Corporation 2005 Directors’ Deferred Compensation Plan (As Amended and Restated Effective January 1, 2009), dated October 27, 2010 and effective as of August 28, 2010.

*(n) Fourth Amendment to the Harris Corporation Master Rabbi Trust Agreement, dated October 27, 2010 and effective as of August 28, 2010.

*(o) Form of Executive Change in Control Severance Agreement, effective as of, and for use after, April 22, 2010.

*(p) Form of Director and Executive Officer Indemnification Agreement, effective as of, and for use after, August 28, 2010.

Exhibit No.
Under Reg. S-K,
Item 601	Description
(q) 364-Day Revolving Credit Agreement, dated as of September 29, 2010, by and among the Company and the other parties thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2010. (Commission File Number 1-3863)

(12)	Computation of Ratio of Earnings to Fixed Charges.

(15)	Letter Regarding Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

(101. INS)	**XBRL Instance Document.

(101. SCH)	**XBRL Taxonomy Extension Schema Document.

(101. CAL)	**XBRL Taxonomy Extension Calculation Linkbase Document.

(101. LAB)	**XBRL Taxonomy Extension Label Linkbase Document.

(101. PRE)	**XBRL Taxonomy Extension Presentation Linkbase Document.

(101. DEF)	**XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement.

**	Furnished herewith (not filed).