Form 10-Q
period 2010-12-31
HARRIS CORP /DE/
filed 2011-01-27
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                          Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of January 21, 2011 was 127,933,906 shares.

HARRIS CORPORATION
FORM 10-Q
For the Quarter Ended December 31, 2010
INDEX

Page
Part I. Financial Information:
Item 1. Financial Statements (Unaudited):
Condensed Consolidated Statement of Income for the Quarter and Two Quarters ended December 31, 2010 and January 1, 2010	1
Condensed Consolidated Balance Sheet at December 31, 2010 and July 2, 2010	2
Condensed Consolidated Statement of Cash Flows for the Two Quarters ended December 31, 2010 and January 1, 2010	3
Notes to Condensed Consolidated Financial Statements	4
Report of Independent Registered Public Accounting Firm	17
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	32

Part II. Other Information:
Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3. Defaults Upon Senior Securities	34
Item 4. (Removed and Reserved)	34
Item 5. Other Information	35
Item 6. Exhibits	35

Signature	37
Exhibit Index
EX-10.B
EX-12
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
     This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended		Two Quarters Ended
	December 31,	January 1,	December 31,	January 1,
	2010	2010	2010	2010
	(In millions, except per share amounts)
Revenue from product sales and services	$1,438.5	$1,217.7	$2,843.9	$2,420.7

Cost of product sales and services	(940.5)	(778.6)	(1,821.6)	(1,590.7)
Engineering, selling and administrative expenses	(255.2)	(215.7)	(510.4)	(427.8)
Non-operating loss	(0.9)	(0.3)	(1.3)	(0.5)
Interest income	0.4	0.3	1.0	0.7
Interest expense	(20.4)	(18.2)	(38.2)	(36.4)

Income before income taxes	221.9	205.2	473.4	366.0
Income taxes	(70.8)	(65.7)	(158.4)	(122.0)

Net income	$151.1	$139.5	$315.0	$244.0

Net income per common share
Basic	$1.19	$1.07	$2.46	1.86
Diluted	$1.18	$1.06	$2.44	1.84

Cash dividends paid per common share	$0.25	$0.22	$0.50	$0.44

Basic weighted average shares outstanding	125.9	129.8	126.3	130.3
Diluted weighted average shares outstanding	126.8	130.8	127.3	131.1
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	December 31,	July 2,
	2010	2010
	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$740.8	$455.2
Receivables	711.6	736.0
Inventories	651.9	615.3
Income taxes receivable	47.8	15.3
Current deferred income taxes	153.4	145.3
Other current assets	64.9	37.5

Total current assets	2,370.4	2,004.6
Non-current Assets
Property, plant and equipment	706.9	609.7
Goodwill	1,935.3	1,576.2
Intangible assets	396.3	297.8
Non-current deferred income taxes	60.1	107.7
Other non-current assets	198.4	147.6

Total non-current assets	3,297.0	2,739.0

	$5,667.4	$4,743.6

Liabilities and Equity
Current Liabilities
Short-term debt	$30.0	$30.0
Accounts payable	362.7	329.4
Compensation and benefits	207.0	239.7
Other accrued items	278.0	267.5
Advance payments and unearned income	190.9	175.6
Income taxes payable	—	8.9
Current portion of long-term debt	0.7	0.7

Total current liabilities	1,069.3	1,051.8
Non-current Liabilities
Long-term debt	1,876.3	1,176.6
Long-term contract liability	126.6	132.4
Other long-term liabilities	206.7	192.7

Total non-current liabilities	2,209.6	1,501.7
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 125,770,033 shares at December 31, 2010 and 127,460,307 shares at July 2, 2010	125.8	127.5
Other capital	469.3	461.1
Retained earnings	1,795.9	1,621.4
Accumulated other comprehensive loss	(3.1)	(20.4)

Total shareholders’ equity	2,387.9	2,189.6
Noncontrolling interests	0.6	0.5

Total equity	2,388.5	2,190.1

	$5,667.4	$4,743.6

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Two Quarters Ended
	December 31,	January 1,
	2010	2010
	(In millions)
Operating Activities
Net income	$315.0	$244.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96.2	80.8
Share-based compensation	26.1	21.2
Non-current deferred income taxes	9.8	1.1
(Increase) decrease in:
Accounts and notes receivable	62.1	97.6
Inventories	(1.5)	(72.0)
Increase (decrease) in:
Accounts payable and accrued expenses	(71.8)	(130.1)
Advance payments and unearned income	12.9	73.7
Income taxes	(46.8)	7.9
Other	(12.7)	(2.8)

Net cash provided by operating activities	389.3	321.4

Investing Activities
Net cash paid for acquired businesses	(518.0)	(33.7)
Cash paid for cost-method investment	(10.0)	—
Additions of property, plant and equipment	(101.0)	(38.5)
Additions of capitalized software	(7.2)	(3.9)

Net cash used in investing activities	(636.2)	(76.1)

Financing Activities
Proceeds from borrowings	689.0	—
Repayments of borrowings	(0.3)	(61.4)
Proceeds from exercise of employee stock options	10.5	6.0
Repurchases of common stock	(105.7)	(105.5)
Cash dividends	(64.0)	(57.8)

Net cash provided by (used in) financing activities	529.5	(218.7)

Effect of exchange rate changes on cash and cash equivalents	3.0	2.4

Net increase in cash and cash equivalents	285.6	29.0

Cash and cash equivalents, beginning of year	455.2	281.2

Cash and cash equivalents, end of quarter	$740.8	$310.2

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2010
Note A — Significant Accounting Policies and Recent Accounting Standards
Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of Harris Corporation and its subsidiaries. As used in these Notes to Condensed Consolidated Financial Statements (Unaudited) (these “Notes”), the terms “Harris,” “Company,” “we,” “our,” and “us” refer to Harris Corporation and its consolidated subsidiaries. Significant intercompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements have been prepared by Harris, without an audit, in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for such periods. The results for the quarter and two quarters ended December 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at July 2, 2010 has been derived from the audited financial statements but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. We provide complete financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2010 (the “Fiscal 2010 Form 10-K”).
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
Note B — Stock Options and Other Share-Based Compensation
     As of December 31, 2010, we had two shareholder-approved employee stock incentive plans (“SIPs”) under which options or other share-based compensation was outstanding, and we had the following types of share-based awards outstanding under our SIPs: stock options, performance share awards, performance share unit awards, restricted stock awards and restricted stock unit awards. We believe that such awards more closely align the interests of employees with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our SIPs). The compensation cost related to our share-based awards that was charged against income for the quarter and two quarters ended December 31, 2010 was $10.1 million and $26.1 million, respectively. The compensation cost related to our share-based awards that was charged against income for the quarter and two quarters ended January 1, 2010 was $10.1 million and $21.2 million, respectively.
     Grants to employees under our SIPs during the quarter ended December 31, 2010 consisted of 29,200 stock options, 2,301 performance share awards and 15,700 restricted stock awards. Grants to employees under our SIPs during the two quarters ended December 31, 2010 consisted of 1,366,450 stock options, 163,151 performance share awards and 386,500 restricted stock awards. The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option-pricing model which used the following assumptions: expected volatility of 35.58 percent; expected dividend yield of 2.0 percent; and expected life in years of 4.94.
Note C — Business Combinations
     On July 30, 2010, we acquired privately held CapRock Holdings, Inc. and its subsidiaries, including CapRock Communications, Inc. (collectively, “CapRock”), a global provider of mission-critical, managed satellite communications services for the government, energy and maritime industries. CapRock’s highly reliable solutions include broadband Internet access, voice over Internet Protocol (“VOIP”) telephony, wideband networking and real-time video, delivered to nearly 2,000 customer sites around the world. The acquisition of CapRock increased the breadth of our assured communications® capabilities, while enabling us to enter new vertical markets and increase our international presence. The total estimated net purchase price for CapRock is $528.3 million. The purchase price remains subject to post-closing adjustments and the purchase price allocation is preliminary. Our fiscal 2011 results of operations include revenue of $161.0 million and a pre-tax loss of $3.7 million (including $6.2 million of acquisition-related charges) associated with CapRock for the five-month period following the date of acquisition. We report CapRock within our Government Communications Systems segment.
     The following tables provide further detail of the acquisition of CapRock in fiscal 2011:

CapRock
(In millions)
Date of acquisition	7/30/2010
Reporting business segment	Government Comm. Systems
Cash consideration paid to former owners	$540.2
Less cash acquired	(22.2)

Total net purchase price paid as of December 31, 2010	518.0
Estimated post-closing acquired cash true-up	10.3

Total estimated net purchase price	$528.3

Allocation of purchase price:
Accounts and notes receivable	$37.5
Inventories	35.2
Other current assets	4.2
Current deferred income taxes	3.0
Identifiable intangible assets	131.5
Goodwill	351.4
Property, plant and equipment	62.9
Other assets	23.0

Total assets acquired	648.7

Accounts payable and accrued expenses	71.3
Advance payments and unearned income	2.4
Non-current deferred tax liabilities	37.0
Other liabilities	9.7

Total liabilities acquired	120.4

Net assets acquired	$528.3

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

	Quarter Ended		Two Quarters Ended
	December 31,	January 1,	December 31,	January 1,
	2010	2010	2010	2010
	(In millions, except per share amounts)
Revenue from product sales and services — as reported	$1,438.5	$1,217.7	$2,843.9	$2,420.7
Revenue from product sales and services — pro forma	$1,438.5	$1,314.1	$2,876.2	$2,610.4
Net income — as reported	$151.1	$139.5	$315.0	$244.0
Net income — pro forma	$151.1	$140.3	$314.7	$248.9
Net income per diluted common share — as reported	$1.18	$1.06	$2.44	$1.84
Net income per diluted common share — pro forma	$1.18	$1.06	$2.44	$1.88
     The pro forma results are not necessarily indicative of our results of operations had we owned CapRock for the entire periods presented.
     As announced on November 8, 2010, we entered into a definitive agreement on November 6, 2010 to acquire the Global Connectivity Services business (“Schlumberger GCS”) from Schlumberger Information Solutions, an operating unit of Schlumberger Limited for $397.5 million in cash, subject to post-closing adjustments. We believe this acquisition will add scale to our global managed satellite communications services capabilities, increase our international footprint and further diversify us into faster-growing markets. The proposed acquisition is subject to customary closing conditions and is expected to close in the third quarter of fiscal 2011.

Note D — Comprehensive Income and Accumulated Other Comprehensive Loss
     Comprehensive income for the quarter and two quarters ended December 31, 2010 and January 1, 2010 was comprised of the following:

	Quarter Ended		Two Quarters Ended
	December 31,	January 1,	December 31,	January 1,
	2010	2010	2010	2010
	(In millions)
Net income	$151.1	$139.5	$315.0	$244.0
Other comprehensive income (loss):
Foreign currency translation	5.0	16.2	15.5	34.3
Net unrealized gain (loss) on securities available-for-sale, net of income taxes	1.0	(0.5)	0.1	0.5
Net unrealized gain (loss) on hedging derivatives, net of income taxes	0.3	(0.2)	(0.1)	(0.6)
Amortization of loss on treasury lock, net of income taxes	0.1	0.2	0.3	0.3
Recognition of pension actuarial losses in net income, net of income taxes	1.4	0.6	1.5	2.2

Total comprehensive income	$158.9	$155.8	$332.3	$280.7

     The components of accumulated other comprehensive loss at December 31, 2010 and July 2, 2010 were as follows:

	December 31,	July 2,
	2010	2010
	(In millions)
Foreign currency translation	$29.8	$14.3
Net unrealized gain on securities available-for-sale, net of income taxes	0.7	0.6
Net unrealized gain on hedging derivatives, net of income taxes	0.4	0.5
Unamortized loss on treasury lock, net of income taxes	(3.8)	(4.1)
Unrecognized pension obligations, net of income taxes	(30.2)	(31.7)

	$(3.1)	$(20.4)

Note E — Receivables
     Receivables are summarized below:

	December 31,	July 2,
	2010	2010
	(In millions)
Accounts receivable	$592.8	$613.0
Unbilled costs on cost-plus contracts	123.0	125.1
Notes receivable due within one year, net	7.9	7.9

	723.7	746.0
Less allowances for collection losses	(12.1)	(10.0)

	$711.6	$736.0

Note F — Inventories
     Inventories are summarized below:

	December 31,	July 2,
	2010	2010
	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$319.4	$295.3
Finished products	140.3	134.6
Work in process	60.3	59.7
Raw materials and supplies	131.9	125.7

	$651.9	$615.3

     Unbilled costs and accrued earnings on fixed-price contracts were net of progress payments of $49.2 million at December 31, 2010 and $35.8 million at July 2, 2010.
Note G — Property, Plant and Equipment
     Property, plant and equipment are summarized below:

	December 31,	July 2,
	2010	2010
	(In millions)
Land	$12.3	$13.1
Software capitalized for internal use	89.1	85.7
Buildings	432.3	396.6
Machinery and equipment	955.2	860.2

	1,488.9	1,355.6
Less allowances for depreciation and amortization	(782.0)	(745.9)

	$706.9	$609.7

     Depreciation and amortization expense related to property, plant and equipment for the quarter and two quarters ended December 31, 2010 was $30.7 million and $60.6 million, respectively. Depreciation and amortization expense related to property, plant and equipment for the quarter and two quarters ended January 1, 2010 was $25.8 million and $52.1 million, respectively.
Note H — Goodwill and Intangible Assets
     Changes in the carrying amount of goodwill for the two quarters ended December 31, 2010 by business segment are as follows:

		Government
	RF	Communications	Broadcast
	Communications	Systems	Communications	Total
	(In millions)
Balance at July 2, 2010 — net of impairment losses	$422.6	$492.4	$661.2	$1,576.2
Goodwill acquired during the period	—	351.4	—	351.4
Currency translation adjustments	0.7	0.3	6.7	7.7

Balance at December 31, 2010 — net of impairment losses	$423.3	$844.1	$667.9	$1,935.3

Balance at December 31, 2010 — before impairment losses	$423.3	$844.1	$828.8	$2,096.2
Accumulated impairment losses	—	—	(160.9)	(160.9)

Balance at December 31, 2010 — net of impairment losses	$423.3	$844.1	$667.9	$1,935.3

     The goodwill resulting from the acquisition of CapRock was associated primarily with CapRock’s market presence and leading position, growth opportunities in the market in which it operates, experienced work force and established operating infrastructure.
      In the table above, the accumulated impairment losses in our Broadcast Communications segment were recorded in the fourth quarter of fiscal 2009.
     We have identifiable intangible assets related primarily to customer relationships and technology acquired through acquisitions. The unamortized balance of identifiable intangible assets on our accompanying Condensed Consolidated Balance Sheet was

$396.3 million and $297.8 million at December 31, 2010 and July 2, 2010, respectively. Amortization expense related to identifiable intangible assets for the quarter and two quarters ended December 31, 2010 was $16.8 million and $32.1 million, respectively. Amortization expense related to identifiable intangible assets for the quarter and two quarters ended January 1, 2010 was $11.5 million and $25.7 million, respectively. The estimated amortization expense related to identifiable intangible assets for the remaining two quarters of fiscal 2011 is $31.2 million and for the five fiscal years following fiscal 2011 and, in total, thereafter is: $63.5 million in fiscal 2012, $60.2 million in fiscal 2013, $50.3 million in fiscal 2014, $48.5 million in fiscal 2015, $35.6 million in fiscal 2016 and $107.0 million thereafter.
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
     The 364-Day Revolving Credit Agreement contains certain customary covenants, including covenants limiting: certain liens on our assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and certain investments in unrestricted subsidiaries. The 364-Day Revolving Credit Agreement also requires that we not permit our ratio of consolidated total indebtedness to total capital, each as defined, to be greater than 0.60:1.00 and not permit our ratio of consolidated EBITDA to consolidated net interest expense, each as defined, to be less than 3.00:1.00 (measured on the last day of each fiscal quarter for the rolling four-quarter period then ending). We were in compliance with the covenants in the 364-Day Revolving Credit Agreement in the second quarter of fiscal 2011. The 364-Day Revolving Credit Agreement contains certain events of default, including: failure to make payments; failure to perform or observe terms, covenants and agreements; material inaccuracy of any representation or warranty; payment default under other indebtedness with a principal amount in excess of $75 million, other default under such other indebtedness that permits acceleration of such indebtedness, or acceleration of such other indebtedness; occurrence of one or more final judgments or orders for the payment of money in excess of $75 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $75 million; any bankruptcy or insolvency; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the 364-Day Revolving Credit Agreement are due and mature on September 28, 2011, unless the commitments are terminated earlier either at our request or if certain events of default occur. At December 31, 2010, we had no borrowings outstanding under the 364-Day Revolving Credit Agreement.
     For a description of our other credit arrangements, see the “Capital Structure and Resources” discussion in Part I. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report.

Note J — Long-term Debt
     Long-term debt is summarized below:

	December 31,	July 2,
	2010	2010
	(In millions)
5.0% notes, due October 1, 2015	$300.0	$300.0
5.95% notes, due December 1, 2017	400.0	400.0
6.375% notes, due June 15, 2019	350.0	350.0
4.4% notes, due December 15, 2020	400.0	—
7.0% debentures, due January 15, 2026	100.0	100.0
6.35% debentures, due February 1, 2028	25.8	25.8
6.15% notes, due December 15, 2040	300.0	—
Other	1.2	1.5

Total debt	1,877.0	1,177.3
Less: current portion of debt	(0.7)	(0.7)

Total long-term debt	$1,876.3	$1,176.6

     The potential maturities of long-term debt, including the current portion, for the five years following fiscal 2010 and, in total, thereafter are: $0.4 million for the remainder of fiscal 2011; $0.6 million in fiscal 2012; $0.2 million in fiscal 2013; none in fiscal 2014; none in fiscal 2015; and $1,875.8 million thereafter. All of our outstanding long-term debt is unsubordinated and unsecured with equal ranking.
     On December 3, 2010, we completed the issuance of $400 million in aggregate principal amount of 4.40% Notes due December 15, 2020 (the “2020 Notes”) and $300 million in aggregate principal amount of 6.15% Notes due December 15, 2040 (the “2040 Notes”). Interest on each of the 2020 Notes and the 2040 Notes is payable semi-annually in arrears on June 15 and December 15 of each year. We may redeem the 2020 Notes and/or the 2040 Notes at any time in whole or, from time to time, in part at the applicable “make-whole” redemption price. The applicable “make-whole” redemption price is equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus 25 basis points in the case of the 2020 Notes and 35 basis points in the case of the 2040 Notes. In each case, we will pay accrued interest on the principal amount of the notes being redeemed to the redemption date. In addition, upon a change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the notes at a price equal to 101 percent of the aggregate principal amount of the notes repurchased, plus accrued interest on the notes repurchased to the date of repurchase. We incurred $5.5 million and $4.8 million in debt issuance costs and discounts related to the issuance of the 2020 Notes and 2040 Notes, respectively, which are being amortized on a straight-line basis over the respective lives of the notes, which approximates the effective interest rate method, and are reflected as a portion of interest expense in the accompanying Condensed Consolidated Statement of Income (Unaudited).
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
Note K — Accrued Warranties
     Changes in our warranty liability, which is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited), during the quarter ended December 31, 2010 were as follows:

(In millions)
Balance at July 2, 2010	$73.1
Warranty provision for sales made during the two quarters ended December 31, 2010	10.6
Settlements made during the two quarters ended December 31, 2010	(27.1)
Other adjustments to the warranty liability, including those for acquisitions and foreign currency translation, during the two quarters ended December 31, 2010	0.1

Balance at December 31, 2010	$56.7

Note L — Net Income Per Share
     The calculations of net income per share are as follows:

	Quarter Ended		Two Quarters Ended
	December 31,	January 1,	December 31,	January 1,
	2010	2010	2010	2010
	(In millions, except per share amounts)
Net income	$151.1	$139.5	$315.0	$244.0
Adjustments for participating securities outstanding	(1.9)	(1.2)	(3.9)	(2.1)

Net income used in basic and diluted common share calculations (A)	149.2	138.3	311.1	241.9

Basic weighted average common shares outstanding (B)	125.9	129.8	126.3	130.3
Impact of dilutive stock options	0.9	1.0	1.0	0.8

Diluted weighted average common shares outstanding (C)	126.8	130.8	127.3	131.1

Net income per basic share (A)/(B)	$1.19	$1.07	$2.46	$1.86
Net income per diluted share (A)/(C)	$1.18	$1.06	$2.44	$1.84
     Employee stock options to purchase approximately 3,160,928 and 4,363,696 shares of our common stock were outstanding at December 31, 2010 and January 1, 2010, respectively, but were not included in the calculations of net income per diluted share because the effect would have been antidilutive as the options’ exercise prices exceeded the average market price of our common stock.
Note M — Income Taxes
     Our effective tax rate (income taxes as a percentage of income before income taxes) was 31.9 percent in the second quarter of fiscal 2011 compared with 32.0 percent in the second quarter of fiscal 2010. In the second quarter of fiscal 2011, we recorded a $5.9 million tax benefit associated with legislative action during the second quarter of fiscal 2011 that restored the U.S. Federal income tax credit for research and development expenses. In the second quarter of fiscal 2010, we recorded a $3.5 million state income tax benefit associated with the filing of our fiscal 2008 income tax returns.
     Our effective tax rate was 33.5 percent in the first two quarters of fiscal 2011 compared with 33.3 percent in the first two quarters of fiscal 2010. In the first two quarters of fiscal 2011 and 2010, the major discrete items were primarily the same as those noted above regarding the second quarters of fiscal 2011 and 2010.
Note N — Fair Value Measurements
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

     The following table represents the fair value hierarchy of our assets and liabilities measured at fair value on a recurring basis (at least annually) as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
		(In millions)
Assets
Marketable equity securities (1)	$4.8	$—	$—	$4.8
Deferred compensation plan investments: (2)
Money market fund	27.6	—	—	27.6
Stock fund	37.9	—	—	37.9
Equity security	15.2	—	—	15.2
Foreign currency forward contracts (3)	—	2.4	—	2.4
Liabilities
Deferred compensation plans (4)	85.3	—	—	85.3
Foreign currency forward contracts (5)	—	1.8	—	1.8

(1)	Represents investments classified as securities available-for-sale, which we include in the “Other current assets” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited).

(2)	Represents investments held in a Rabbi Trust associated with our non-qualified deferred compensation plans, which we include in the “Other current assets” and “Other non-current assets” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited).

(3)	Includes derivatives designated as hedging instruments, which we include in the “Other current assets” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited). The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities.

(4)	Primarily represents obligations to pay benefits under certain non-qualified deferred compensation plans, which we include in the “Compensation and benefits” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited). Under these plans, participants designate investment options (including money market, stock and fixed-income funds), which serve as the basis for measurement of the notional value of their accounts.

(5)	Includes derivatives designated as hedging instruments, which we include in the “Other accrued items” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited). The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities.
     Assets and liabilities that were measured at fair value on a nonrecurring basis were not material during the quarter and two quarters ended December 31, 2010.
     The following table represents the carrying amounts and estimated fair values of our significant financial instruments that are not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	December 31, 2010		July 2, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(In millions)
Financial Liabilities
Long-term debt (including current portion) (1)	$1,877.0	$2,017.5	$1,177.3	$1,301.8

(1)	The estimated fair value was measured using a market approach based on quoted market prices for our debt traded in the secondary market.
Note O — Derivative Instruments and Hedging Activities
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
     At December 31, 2010, we had open foreign currency forward contracts with a notional amount of $87.0 million, of which $54.7 million were classified as cash flow hedges and $32.3 million were classified as fair value hedges. This compares with open foreign currency forward contracts with a notional amount of $46.5 million at July 2, 2010, of which $16.2 million were classified as cash flow hedges and $30.3 million were classified as fair value hedges. At December 31, 2010, contract expiration dates ranged from less than 1 month to 6 months with a weighted average contract life of 3 months.
Balance Sheet Hedges
     To manage the exposure in our balance sheet to risks from changes in foreign currency exchange rates, we implement fair value hedges. More specifically, we use foreign currency forward contracts and options to hedge certain balance sheet items, including foreign currency denominated accounts receivable and inventory. Changes in the value of the derivatives and the related hedged items are reflected in earnings, in the “Cost of product sales and services” line item in the accompanying Condensed Consolidated Statement of Income (Unaudited). As of December 31, 2010, we had outstanding foreign currency forward contracts denominated in the Euro, British Pound, Canadian Dollar, Australian Dollar, Singapore Dollar and Japanese Yen to hedge certain balance sheet items. The net gains or losses on foreign currency forward contracts designated as fair value hedges for the quarter and two quarters ended December 31, 2010 were not material. In addition, no amounts were recognized in earnings in the quarter and two quarters ended December 31, 2010 related to hedged firm commitments that no longer qualify as fair value hedges.
Cash Flow Hedges
     To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments from suppliers, future committed sales to customers and intercompany transactions. These derivatives are primarily being used to hedge currency exposures from cash flows anticipated in our RF Communications segment related to programs in the United Kingdom. We also have hedged U.S. dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of December 31, 2010, we had outstanding foreign currency forward contracts denominated in the Euro, British Pound and Canadian Dollar to hedge certain forecasted transactions.
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
     The amount of gains or losses from cash flow hedges recognized in earnings or recorded in other comprehensive income, including gains or losses related to hedge ineffectiveness, was not material in the quarter and two quarters ended December 31, 2010 or in the quarter and two quarters ended January 1, 2010. We do not expect the amount of gains or losses recognized in the “Accumulated other comprehensive loss” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of December 31, 2010 that will be reclassified to earnings from other comprehensive income within the next 12 months to be material.
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
     See Note N — Fair Value Measurements in these Notes for the amount of the assets and liabilities related to these foreign currency forward contracts in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of December 31, 2010, and see Note D — Comprehensive Income and Accumulated Other Comprehensive Loss in these Notes for additional information on changes in accumulated other comprehensive loss for the quarter and two quarters ended December 31, 2010.
Note P — Business Segments
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
     Total assets by business segment are summarized below:

	December 31,	July 2,
	2010	2010
	(In millions)
Total Assets
RF Communications	$1,378.0	$1,468.5
Government Communications Systems	2,204.0	1,537.7
Broadcast Communications	1,034.4	1,057.0
Corporate	1,051.0	680.4

	$5,667.4	$4,743.6

     Segment revenue, segment operating income (loss) and a reconciliation of segment operating income (loss) to total income before income taxes follow:

	Quarter Ended		Two Quarters Ended
	December 31,	January 1,	December 31,	January 1,
	2010	2010	2010	2010
	(In millions)
Revenue
RF Communications	$544.7	$462.9	$1,111.2	$886.6
Government Communications Systems	775.7	647.3	1,511.2	1,315.0
Broadcast Communications	130.0	116.8	251.6	235.5
Corporate eliminations	(11.9)	(9.3)	(30.1)	(16.4)

	$1,438.5	$1,217.7	$2,843.9	$2,420.7

Income Before Income Taxes
Segment Operating Income (Loss):
RF Communications (1)	$189.3	$168.6	$417.8	$282.6
Government Communications Systems (2)	81.4	87.0	159.7	172.7
Broadcast Communications	(0.8)	(4.8)	(9.4)	(4.5)
Unallocated corporate expense	(22.0)	(24.8)	(47.7)	(44.0)
Corporate eliminations	(5.1)	(2.6)	(8.5)	(4.6)
Non-operating loss (3)	(0.9)	(0.3)	(1.3)	(0.5)
Net interest expense	(20.0)	(17.9)	(37.2)	(35.7)

	$221.9	$205.2	$473.4	$366.0

(1)	The operating income in our RF Communications segment in the quarter and two quarters ended January 1, 2010 included charges of $2.7 million and $9.2 million, respectively, for integration costs and the impact of a step up in inventory associated with our acquisition of the Tyco Electronics wireless systems business, formerly known as M/A-COM (“Wireless Systems”).

(2)	The operating income in our Government Communications Systems segment in the quarter and two quarters ended December 31, 2010 included charges of $4.2 million and $6.2 million, respectively, for integration and other costs associated with our acquisition of CapRock.

(3)	“Non-operating loss” includes equity investment income (loss), royalties and related intellectual property expenses, gains and losses on sales of investments and securities available-for-sale, and impairments of investments and securities available-for-sale.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Harris Corporation
     We have reviewed the condensed consolidated balance sheet of Harris Corporation as of December 31, 2010, and the related condensed consolidated statements of income for the quarter and two quarters ended December 31, 2010 and January 1, 2010, and the condensed consolidated statements of cash flows for the two quarters ended December 31, 2010 and January 1, 2010. These financial statements are the responsibility of the Company’s management.
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
January 27, 2011

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
     The following is a list of the sections of MD&A, together with our perspective on the contents of these sections of MD&A, which we hope will assist in reading these pages:
•	Results of Operations — an analysis of our consolidated results of operations and of the results in each of our three business segments, to the extent the business segment operating results are helpful to an understanding of our business as a whole, for the periods presented in our Condensed Consolidated Financial Statements (Unaudited).
•	Liquidity and Capital Resources — an analysis of cash flows, common stock repurchases, dividends, capital structure and resources, off-balance sheet arrangements and commercial commitments and contractual obligations.
•	Critical Accounting Policies and Estimates — information about accounting policies that require critical judgments and estimates and about accounting standards that have been issued but are not yet effective for us and their potential impact.
•	Forward-Looking Statements and Factors that May Affect Future Results — cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.
RESULTS OF OPERATIONS
Highlights
     Operations results for the second quarter of fiscal 2011 include:
•	Revenue increased 18.1 percent to $1,438.5 million in the second quarter of fiscal 2011 from $1,217.7 million in the second quarter of fiscal 2010;
•	Net income increased to $151.1 million, or $1.18 per diluted share, in the second quarter of fiscal 2011 from $139.5 million, or $1.06 per diluted share, in the second quarter of fiscal 2010;
•	Our RF Communications segment revenue increased 17.7 percent to $544.7 million and operating income increased 12.3 percent to $189.3 million in the second quarter of fiscal 2011 compared with the second quarter of fiscal 2010;
•	Our Government Communications Systems segment revenue increased 19.8 percent to $775.7 million and operating income decreased 6.4 percent to $81.4 million in the second quarter of fiscal 2011 compared with the second quarter of fiscal 2010. Government Communications Systems segment revenue in the second quarter of fiscal 2011 benefited from our acquisition of CapRock in the first quarter of fiscal 2011, and operating income in the second quarter of fiscal 2011 included $4.2 million of acquisition-related charges;
•	Our Broadcast Communications segment revenue increased 11.3 percent to $130.0 million in the second quarter of fiscal 2011 compared with the second quarter of fiscal 2010, and there was an operating loss of $0.8 million in the second quarter of fiscal 2011 compared with an operating loss of $4.8 million in the second quarter of fiscal 2010; and
•	Net cash provided by operating activities was $389.3 million in the first two quarters of fiscal 2011 compared with $321.4 million in the first two quarters of fiscal 2010, an increase of 21.1 percent.

Consolidated Results of Operations
Revenue and Net Income

	Quarter Ended			Two Quarters Ended
	December 31,	January 1,	%	December 31,	January 1,	%
	2010	2010	Inc/(Dec)	2010	2010	Inc/(Dec)
	(Dollars in millions, except per share amounts)
Revenue	$1,438.5	$1,217.7	18.1%	$2,843.9	$2,420.7	17.5%
Net income	$151.1	$139.5	8.3%	$315.0	$244.0	29.1%
% of revenue	10.5%	11.5%		11.1%	10.1%
Net income per diluted common share	$1.18	$1.06	11.3%	$2.44	$1.84	32.6%
     Second Quarter 2011 Compared With Second Quarter 2010: Our revenue in the second quarter of fiscal 2011 was $1,438.5 million, an increase of 18.1 percent compared with the second quarter of fiscal 2010. Revenue increased by 17.7 percent, 19.8 percent and 11.3 percent in our RF Communications, Government Communications Systems and Broadcast Communications segments, respectively. RF Communications segment revenue was driven by strong international sales to Pakistan, Australia and Iraq and an acceleration in the U.S. Department of Defense’s (“DoD’s”) adoption of our new Falcon III® radios, partially offset by a significant decline in tactical radio sales for mine resistant ambush protected vehicles (“MRAPs”) and mine resistant ambush protected all-terrain vehicles (“M-ATVs”) for the DoD. Government Communications Systems segment revenue growth compared with the second quarter of fiscal 2010 benefited from our acquisition of CapRock, the Geostationary Operational Environmental Satellite — Series R (“GOES-R”) Ground and Antenna Segment weather programs for the National Oceanic and Atmospheric Administration (“NOAA”), and our Healthcare Solutions business, partially offset by lower revenue on several small classified programs and, as expected, the Field Data Collection Automation (“FDCA”) program for the U.S. Census Bureau.
     Net income in the second quarter of fiscal 2011 was $151.1 million, or $1.18 per diluted share, compared with $139.5 million, or $1.06 per diluted share, in the second quarter of fiscal 2010. Operating income increased by $20.7 million, or 12.3 percent, in our RF Communications segment and decreased by $5.6 million, or 6.4 percent, in our Government Communications Systems segment. Our Broadcast Communications segment had an operating loss of $0.8 million in the second quarter of fiscal 2011 compared with an operating loss of $4.8 million in the second quarter of fiscal 2010. Unallocated corporate expense in the second quarter of fiscal 2011 was $22.0 million compared with $24.8 million in the second quarter of fiscal 2010. Interest expense in the second quarter of fiscal 2011 was $20.4 million compared with $18.2 million in the second quarter of fiscal 2010. Our effective tax rate (income taxes as a percentage of income before income taxes) was 31.9 percent in the second quarter of fiscal 2011 compared with 32.0 percent in the second quarter of fiscal 2010.
     First Two Quarters 2011 Compared With First Two Quarters 2010: Our revenue in the first two quarters of fiscal 2011 was $2,843.9 million, an increase of 17.5 percent compared with the first two quarters of fiscal 2010. Revenue increased by 25.3 percent, 14.9 percent and 6.8 percent in our RF Communications, Government Communications Systems and Broadcast Communications segments, respectively. The reasons for the increase in revenue are essentially the same as noted above regarding the second quarters of fiscal 2011 and 2010. Additionally, RF Communications segment revenue in the first two quarters of fiscal 2011 reflected strength in the first quarter of fiscal 2011 from sales to equip the DoD’s MRAPs and M-ATVs.
     Net income in the first two quarters of fiscal 2011 was $315.0 million, an increase of 29.1 percent compared with the first two quarters of fiscal 2010. Operating income increased by $135.2 million, or 47.8 percent, in our RF Communications segment and decreased by $13.0 million, or 7.5 percent, in our Government Communications Systems segment. Our Broadcast Communications segment had an operating loss of $9.4 million in the first two quarters of fiscal 2011 compared with an operating loss of $4.5 million in the first two quarters of fiscal 2010. Unallocated corporate expense in the first two quarters of fiscal 2011 was $47.7 million compared with $44.0 million in the first two quarters of fiscal 2010. Interest expense in the first two quarters of fiscal 2011 was $38.2 million compared with $36.4 million in the first two quarters of fiscal 2010. Our effective tax rate was 33.5 percent in the first two quarters of fiscal 2011 compared with 33.3 percent in the first two quarters of fiscal 2010.
     See the “Discussion of Business Segment Results of Operations,” “Unallocated Corporate Expense and Corporate Eliminations,” “Interest Income and Expense” and “Income Taxes” discussions below in this MD&A for further information.

Gross Margin

	Quarter Ended			Two Quarters Ended
	December 31,	January 1,	%	December 31,	January 1,	%
	2010	2010	Inc/(Dec)	2010	2010	Inc/(Dec)
	(Dollars in millions)
Revenue	$1,438.5	$1,217.7	18.1%	$2,843.9	$2,420.7	17.5%
Cost of product sales and services	(940.5)	(778.6)	20.8%	(1,821.6)	(1,590.7)	14.5%
Gross margin	$498.0	$439.1	13.4%	$1,022.3	$830.0	23.2%
% of revenue	34.6%	36.1%		35.9%	34.3%
     Second Quarter 2011 Compared With Second Quarter 2010: Our gross margin (revenue less cost of product sales and services) as a percentage of revenue (“gross margin percentage”) in the second quarter of fiscal 2011 was 34.6 percent compared with 36.1 percent in the second quarter of fiscal 2010. The decrease in the gross margin percentage was primarily due to a decrease in the gross margin percentage in our RF Communications segment due to a less favorable product mix in the second quarter of fiscal 2011.
     First Two Quarters 2011 Compared With First Two Quarters 2010. Our gross margin percentage was 35.9 percent in the first two quarters of fiscal 2011 compared with 34.3 percent in the first two quarters of fiscal 2010. The increase in gross margin percentage was primarily due to a favorable product mix in our RF Communications segment and a higher percentage of overall revenue generated by the higher-margin RF Communications segment in the first quarter of fiscal 2011.
     See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Engineering, Selling and Administrative Expenses

	Quarter Ended			Two Quarters Ended
	December 31,	January 1,	%	December 31,	January 1,	%
	2010	2010	Inc/(Dec)	2010	2010	Inc/(Dec)
	(Dollars in millions)
Engineering, selling and
administrative expenses	$255.2	$215.7	18.3%	$510.4	$427.8	19.3%
% of revenue	17.7%	17.7%		17.9%	17.7%
     Second Quarter 2011 Compared With Second Quarter 2010: Our engineering, selling and administrative (“ESA”) expenses increased to $255.2 million in the second quarter of fiscal 2011 from $215.7 million in the second quarter of fiscal 2010. The increase in ESA expenses was primarily due to our acquisition of CapRock during the first quarter of fiscal 2011 (including $4.2 million of acquisition-related charges in the second quarter of fiscal 2011) and continued investment in product development and the pursuit of new growth opportunities. As a percentage of revenue, ESA expenses were 17.7 percent in the second quarter of fiscal 2011 and in the second quarter of fiscal 2010.
     First Two Quarters 2011 Compared With First Two Quarters 2010: Our ESA expenses increased to $510.4 million in the first two quarters of fiscal 2011 from $427.8 million in the first two quarters of fiscal 2010. The reasons for the increase in ESA expenses are primarily the same as those noted above regarding the second quarters of fiscal 2011 and 2010.
     See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Non-Operating Loss

	Quarter Ended			Two Quarters Ended
	December 31,	January 1,	%	December 31,	January 1,	%
	2010	2010	Inc/(Dec)	2010	2010	Inc/(Dec)
	(Dollars in millions)
Non-operating loss	$(0.9)	$(0.3)	*	$(1.3)	$(0.5)	*

*	Not meaningful
     Second Quarter 2011 Compared With Second Quarter 2010: We had a non-operating loss of $0.9 million in the second quarter of fiscal 2011 compared with a non-operating loss of $0.3 million in the second quarter of fiscal 2010.

     First Two Quarters 2011 Compared With First Two Quarters 2010: We had a non-operating loss of $1.3 million in the first two quarters of fiscal 2011 compared with a non-operating loss of $0.5 million in the first two quarters of fiscal 2010.
Interest Income and Expense

	Quarter Ended			Two Quarters Ended
	December 31,	January 1,	%	December 31,	January 1,	%
	2010	2010	Inc/(Dec)	2010	2010	Inc/(Dec)
	(Dollars in millions)
Interest income	$0.4	$0.3	33.3%	$1.0	$0.7	42.9%
Interest expense	(20.4)	(18.2)	12.1%	(38.2)	(36.4)	4.9%
     Second Quarter 2011 Compared With Second Quarter 2010: Our interest income increased to $0.4 million in the second quarter of fiscal 2011 from $0.3 million in the second quarter of fiscal 2010, due to higher balances of cash and cash equivalents. Our interest expense increased to $20.4 million in the second quarter of fiscal 2011 from $18.2 million in the second quarter of fiscal 2010, primarily due to higher levels of borrowings related to our acquisition of CapRock and the pending acquisition of Schlumberger GCS.
     First Two Quarters 2011 Compared With First Two Quarters 2010: Our interest income increased to $1.0 million in the first two quarters of fiscal 2011 from $0.7 million in the first two quarters of fiscal 2010. Our interest expense increased to $38.2 million in the first two quarters of fiscal 2011 from $36.4 million in the first two quarters of fiscal 2010. Our interest income and interest expense increased for the same reasons as noted above regarding the second quarters of fiscal 2011 and 2010.
Income Taxes

	Quarter Ended			Two Quarters Ended
	December 31,	January 1,	%	December 31,	January 1,	%
	2010	2010	Inc/(Dec)	2010	2010	Inc/(Dec)
	(Dollars in millions)
Income taxes	$70.8	$65.7	7.8%	$158.4	$122.0	29.8%
Effective tax rate	31.9%	32.0%		33.5%	33.3%
     Second Quarter 2011 Compared With Second Quarter 2010: Our effective tax rate (income taxes as a percentage of income before income taxes) was 31.9 percent in the second quarter of fiscal 2011 compared with 32.0 percent in the second quarter of fiscal 2010. In the second quarter of fiscal 2011, we recorded a $5.9 million tax benefit associated with legislative action during the second quarter of fiscal 2011 that restored the U.S. Federal income tax credit for research and development expenses. In the second quarter of fiscal 2010, we recorded a $3.5 million state income tax benefit associated with the filing of our fiscal 2008 income tax returns.
     First Two Quarters 2011 Compared With First Two Quarters 2010: Our effective tax rate was 33.5 percent in the first two quarters of fiscal 2011 compared with 33.3 percent in the first two quarters of fiscal 2010. In the first two quarters of fiscal 2011 and 2010, the major discrete items were primarily the same as those noted above regarding the second quarters of fiscal 2011 and 2010.
Discussion of Business Segment Results of Operations
RF Communications Segment

	Quarter Ended			Two Quarters Ended
	December 31,	January 1,	%	December 31,	January 1,	%
	2010	2010	Inc/(Dec)	2010	2010	Inc/(Dec)
	(Dollars in millions)
Revenue	$544.7	$462.9	17.7%	$1,111.2	$886.6	25.3%
Segment operating income	189.3	168.6	12.3%	417.8	282.6	47.8%
% of revenue	34.8%	36.4%		37.6%	31.9%
     Second Quarter 2011 Compared With Second Quarter 2010: RF Communications segment revenue in the second quarter of fiscal 2011 was $544.7 million compared with $462.9 million in the second quarter of fiscal 2010. Revenue of $544.7 million in the second quarter of fiscal 2011 included $426.3 million from our Tactical Radio Communications business and $118.4 million from our Public Safety and Professional Communications business. The increase in RF Communications segment revenue was primarily driven by strong international sales to Pakistan, Australia and Iraq and an acceleration in the DoD’s adoption of our new Falcon III radios, partially offset by a significant decline in tactical radio sales for equipping the DoD’s MRAPs and M-ATVs.
     Operating income was $189.3 million in the second quarter of fiscal 2011, compared with $168.6 million in the second quarter of fiscal 2010. Operating income as a percentage of revenue was 34.8 percent in the second quarter of fiscal 2011, compared with 36.4 percent in the second quarter of fiscal 2010. The decrease in operating income as a percentage of revenue was primarily due to a less favorable product mix.
     RF Communications segment orders in the second quarter of fiscal 2011 were $391 million, including $300 million in our Tactical Radio Communications business and $91 million in our Public Safety and Professional Communications business. At the end of the second quarter of fiscal 2011, total backlog for our RF Communications segment was $1.52 billion, including $1.06 billion in our Tactical Radio Communications business and $457 million in our Public Safety and Professional Communications business.
     During the second quarter of fiscal 2011, new orders in our Tactical Radio Communications business reflected excellent international growth driven by a key tactical radio contract award potentially worth greater than $300 million, with an initial order exceeding $100 million. This key award, along with other large, multi-year program awards such as the province-wide Alberta First Responders Radio Communications System and the statewide Oregon Wireless Interoperability Network (“OWIN”) program are expected to lead to future order bookings.
     International tactical radio orders in the second quarter of fiscal 2011 included the above mentioned order of greater than $100 million as part of a multi-year tactical radio modernization program for a critical communications backbone to support defense and security missions. Other international orders included a $9 million order from Brazil for Falcon II® high frequency radio equipment and an $8 million order from Mexico to provide multiple types of Falcon III and Falcon II tactical radio equipment.
     U.S. tactical radio orders in the second quarter of fiscal 2011 included two orders totaling $35.5 million to provide the U.S. Army and the DoD with Falcon III handheld and vehicular tactical radio systems, $16 million from a DoD customer for the development of a waveform for Harris radio platforms, and $10.5 million from the DoD for Falcon III AN/PRC-117G multiband manpack radio systems. Other orders were received from the U.S. Army, Air Force and Marine Corps.
     In our Public Safety and Professional Communications business in the second quarter of fiscal 2011, we received a $15 million order from Monterey County, California to modernize its regional public safety communications system and a $7 million order from Dayton Power and Light Company. After the close of the quarter, we were awarded a 10-year price agreement requirements contract for the OWIN program potentially worth more than $100 million. The Oregon statewide public safety network will improve voice and data interoperability among state, local, county, tribal and federal agencies.
     First Two Quarters 2011 Compared With First Two Quarters 2010: RF Communications segment revenue and operating income increased 25.3 percent and 47.8 percent, respectively, in the first two quarters of fiscal 2011 compared with the first two quarters of fiscal 2010. Operating income as a percentage of revenue was 37.6 percent in the second quarter of fiscal 2011, compared with 31.9 percent in the second quarter of fiscal 2010. The increase in revenue, operating income and operating income as a percentage of revenue was primarily driven by sales for the DoD’s MRAP and M-ATV programs, most of which occurred in the first quarter of fiscal 2011.
Government Communications Systems Segment

	Quarter Ended			Two Quarters Ended
	December 31,	January 1,	%	December 31,	January 1,	%
	2010	2010	Inc/(Dec)	2010	2010	Inc/(Dec)
	(Dollars in millions)
Revenue	$775.7	$647.3	19.8%	$1,511.2	$1,315.0	14.9%
Segment operating income	81.4	87.0	(6.4)%	159.7	172.7	(7.5)%
% of revenue	10.5%	13.4%		10.6%	13.1%
     Second Quarter 2011 Compared With Second Quarter 2010: Government Communications Systems segment revenue in the second quarter of fiscal 2011 was $775.7 million compared with $647.3 million in second quarter of fiscal 2010. Operating income was $81.4 million in the second quarter of fiscal 2011 compared with $87.0 million in the second quarter of fiscal 2010. Operating income and operating income as a percent of revenue were lower in the second quarter of fiscal 2011, primarily due to the impact of CapRock including charges for integration and other costs associated with the acquisition.
     Government Communications Systems segment revenue growth compared with the second quarter of fiscal 2010 benefited from our acquisition of CapRock, the GOES-R Ground and Antenna Segment weather programs, and our Healthcare Solutions business. Revenue declined on several small classified programs and, as expected, on the FDCA program for the U.S. Census Bureau.
     Major contract awards in the second quarter of fiscal 2011 in our Government Communications Systems segment included a nine-year follow-on contract, potentially worth CAD 273 million, by the Government of Canada for the CF-18 Avionics Optimized Weapon System Support (“OWSS”) program to provide engineering services to support the avionics systems on the CF-18 Hornet fighter aircraft; a six-year contract, potentially worth $80 million, by a classified customer; a 30-month contract, potentially worth $42 million, by Sierra Nevada Corporation to design, build and integrate the synthetic aperture radar (“SAR”) satellite payload as part of NASA’s Rapid Response Space Works and Modular Space Vehicles program; and a four-year contract, potentially worth $19 million, by the State of Florida Agency for Health Care Administration (“AHCA”) to implement a statewide health information exchange (“HIE”) that will improve the delivery and coordination of health care. Also during the second quarter of fiscal 2011, our Harris CapRock business was awarded an option year extension, potentially worth $80 million, on the Defense Information Systems Network Access Transport Services (“DATS”) contract with the Defense Information Systems Agency (“DISA”).
     In the second quarter of fiscal 2011, we announced a definitive agreement to acquire Schlumberger GCS for $397.5 million in cash, subject to post-closing adjustments. We believe this acquisition will add scale to our global managed satellite communications services capabilities, increase our international footprint and further diversify us into faster-growing markets. This acquisition is expected to close in the third quarter of fiscal 2011.
     First Two Quarters 2011 Compared With First Two Quarters 2010: Government Communications Systems segment revenue increased 14.9 percent while operating income decreased 7.5 percent in the first two quarters of fiscal 2011 compared with the first two quarters of fiscal 2010. The reasons for the increase in revenue and decrease in operating income and operating income as a percent of revenue are primarily the same as those noted above regarding the second quarters of fiscal 2011 and 2010. In addition, operating income in the first quarter of fiscal 2010 benefited from favorable award fees for the completion of the equipment build-out phase on the FAA Telecommunications Infrastructure (“FTI”) program for the Federal Aviation Administration (“FAA”).
Broadcast Communications Segment

	Quarter Ended			Two Quarters Ended
	December 31,	January 1,	%	December 31,	January 1,	%
	2010	2010	Inc/(Dec)	2010	2010	Inc/(Dec)
	(Dollars in millions)
Revenue	$130.0	$116.8	11.3%	$251.6	$235.5	6.8%
Segment operating loss	(0.8)	(4.8)	(83.3)%	(9.4)	(4.5)	108.9%
% of revenue	(0.6)%	(4.1)%		(3.7)%	(1.9)%
     Second Quarter 2011 Compared With Second Quarter 2010: Broadcast Communications segment revenue in the second quarter of fiscal 2011 was $130.0 million compared with $116.8 million in the second quarter of fiscal 2010. Our Broadcast Communications segment had an operating loss in the second quarter of fiscal 2011 of $0.8 million compared with an operating loss of $4.8 million in the second quarter of fiscal 2010. The second quarter of fiscal 2011 included a $0.7 million charge related to cost-reduction actions. We still expect approximately $5 million of cost-reduction charges in total for this segment in fiscal 2011, although we can give no assurances concerning future cost-reduction charges.
     Broadcast Communications segment orders in the second quarter of 2011 were $134 million compared with $139 million in the second quarter of fiscal 2010 and $135 million in the first quarter of fiscal 2011. Orders in the second quarter of 2011 included $4 million from CTV Television for transmitters to support Canada’s transition from analog to digital, $4 million from Mustafa Sultan Security Co. to build out a video distribution network, and $3.4 million from Viditec S.A. in Argentina to assist in the roll-out of digital TV services throughout the country.
     First Two Quarters 2011 Compared With First Two Quarters 2010: Broadcast Communications segment revenue increased 6.8 percent in the first two quarters of fiscal 2011 from the first two quarters of fiscal 2010. There was an operating loss of $9.4 million in the first two quarters of fiscal 2011 compared with an operating loss of $4.5 million in the first two quarters of fiscal 2010. The first two quarters of fiscal 2011 included $1.7 million in charges related to cost-reduction actions.

Unallocated Corporate Expense and Corporate Eliminations

	Quarter Ended			Two Quarters Ended
	December 31,	January 1,	%	December 31,	January 1,	%
	2010	2010	Inc/(Dec)	2010	2010	Inc/(Dec)
	(Dollars in millions)
Unallocated corporate expense	$22.0	$24.8	(11.3)%	$47.7	$44.0	8.4%
Corporate eliminations	5.1	2.6	96.2%	8.5	4.6	84.8%
     Second Quarter 2011 Compared With Second Quarter 2010: Unallocated corporate expense decreased 11.3 percent to $22.0 million in the second quarter of fiscal 2011 from $24.8 million in the second quarter of fiscal 2010. Unallocated corporate expense in the second quarter of fiscal 2010 was impacted by charitable contributions and a charge associated with a contract termination. Corporate eliminations increased to $5.1 million in the second quarter of fiscal 2011 from $2.6 million in the second quarter of fiscal 2010 due to higher intersegment activity.
     First Two Quarters 2011 Compared With First Two Quarters 2010: Unallocated corporate expense increased 8.4 percent to $47.7 million in the first two quarters of fiscal 2011 from $44.0 million in the first two quarters of fiscal 2010. Corporate eliminations increased to $8.5 million in the first two quarters of fiscal 2011 from $4.6 million in the first two quarters of fiscal 2010. Unallocated corporate expense increased primarily due to investments made in pursuit of new growth opportunities and higher compensation and benefit plan expenses. Partially offsetting this increase were higher charitable contributions and a charge associated with a contract termination incurred in the second quarter of fiscal 2010 as noted above regarding the second quarters of fiscal 2011 and fiscal 2010. Corporate eliminations increased due to higher intersegment activity.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Two Quarters Ended
	December 31,	January 1,
	2010	2010
	(In millions)
Net cash provided by operating activities	$389.3	$321.4
Net cash used in investing activities	(636.2)	(76.1)
Net cash provided by (used in) financing activities	529.5	(218.7)
Effect of exchange rate changes on cash and cash equivalents	3.0	2.4

Net increase in cash and cash equivalents	285.6	29.0
Cash and cash equivalents, beginning of year	455.2	281.2

Cash and cash equivalents, end of quarter	$740.8	$310.2

     Cash and Cash Equivalents: Our cash and cash equivalents increased $285.6 million to $740.8 million at the end of the second quarter of fiscal 2011 from $455.2 million at the end of fiscal 2010. The increase was primarily due to $389.3 million of net cash provided by operating activities and $688.7 million of net proceeds from borrowings, partially offset by $518.0 million of cash paid for our acquisition of CapRock, $105.7 million used to repurchase shares of our common stock, $101.0 million of property, plant and equipment additions and $64.0 million used to pay cash dividends.
     Our financial position remained strong at December 31, 2010. We ended the second quarter of fiscal 2011 with cash and cash equivalents of $740.8 million; we have no long-term debt maturing until fiscal 2016; we have a senior unsecured $750 million revolving credit facility that expires in September 2013 ($720.0 million of which was available to us as of December 31, 2010 as a result of $30.0 million of short-term debt outstanding under our commercial paper program, which was supported by such senior unsecured revolving credit facility); we have a senior unsecured $300 million 364-day revolving credit facility that expires on September 28, 2011 (all of which was available to us as of December 31, 2010); and we do not have any material defined benefit pension plan obligations.
     Given our current cash position, outlook for funds generated from operations, credit ratings, available credit facilities, cash needs and debt structure, we have not experienced to date, and do not expect to experience, any material issues with liquidity, although we can give no assurances concerning our future liquidity.

     We also currently believe that existing cash, funds generated from operations, our credit facilities and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures and repurchases under our share repurchase program for the next 12 months. We anticipate tax payments over the next three years to be approximately equal to our tax expense during the same period. We anticipate that our fiscal 2011 cash outlays may include strategic acquisitions in addition to our pending acquisition of Schlumberger GCS announced on November 8, 2010. Other than those cash outlays noted in the “Commercial Commitments and Contractual Obligations” discussion below in this MD&A, capital expenditures, potential acquisitions (including our pending acquisition of Schlumberger GCS) and repurchases under our share repurchase program, no other significant cash outlays are anticipated during the remainder of fiscal 2011.
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
     Net cash provided by operating activities: Our net cash provided by operating activities was $389.3 million in the first two quarters of fiscal 2011 compared with $321.4 million in the first two quarters of fiscal 2010. Cash flow from operations increased in all of our business segments in the first two quarters of fiscal 2011, primarily reflecting strong operating results.
     Net cash used in investing activities: Our net cash used in investing activities was $636.2 million in the first two quarters of fiscal 2011 compared with $76.1 million in the first two quarters of fiscal 2010. Net cash used in investing activities in the first two quarters of fiscal 2011 consisted of $518.0 million of cash paid for our acquisition of CapRock, $101.0 million of property, plant and equipment additions, $10.0 of cash paid for a cost-method investment and $7.2 million of capitalized software additions. Net cash used in investing activities in the first two quarters of fiscal 2010 consisted of $38.5 million of property, plant and equipment additions, $3.9 million of capitalized software additions and $33.7 million of cash paid for acquired businesses. The increase in our capital expenditures in the first two quarters of fiscal 2011 compared with the first two quarters of fiscal 2010 was primarily due to the build-out of a newly acquired facility for our new Harris Cyber Integration Center and our recently acquired RF Communications manufacturing facility. Our total capital expenditures, including capitalized software, in fiscal 2011 are expected to be between $320 million and $340 million, primarily reflecting accelerated investment in our Harris Cyber Integration Center and other growth initiatives.
     Net cash provided by (used in) financing activities: Our net cash provided by financing activities was $529.5 million in the first two quarters of fiscal 2011 compared with net cash used in financing activities of $218.7 million in the first two quarters of fiscal 2010. Net cash provided by financing activities in the first two quarters of fiscal 2011 primarily consisted of $688.7 million of net proceeds from borrowings to partially fund our acquisition of CapRock, partially offset by $105.7 million used to repurchase shares of our common stock and $64.0 million used to pay cash dividends. Net cash used in financing activities in the second quarter of fiscal 2010 primarily consisted of $61.4 million used for repayments of borrowings, $105.5 million used to repurchase shares of our common stock and $57.8 million used to pay cash dividends.
Common Stock Repurchases
     During the second quarter of fiscal 2011, we used $50.0 million to repurchase 1,083,862 shares of our common stock under our repurchase program at an average price per share of $46.13, including commissions. During the second quarter of fiscal 2010, we used $50.0 million to repurchase 1,141,800 shares of our common stock under our repurchase program at an average price per share of $43.78, including commissions. During the first two quarters of fiscal 2011, we used $100.0 million to repurchase 2,257,762 shares of our common stock under our repurchase program at an average price per share of $44.29, including commissions. During the first two quarters of fiscal 2010, we used $100.0 million to repurchase 2,584,872 shares of our common stock under our repurchase program at an average price per share of $38.68, including commissions. In each of the second quarter of fiscal 2011 and second quarter of fiscal 2010, $0.2 million in shares of our common stock was delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. In the first two quarters of fiscal 2011 and first two quarters of fiscal 2010, $5.7 million and $5.5 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares repurchased by us are cancelled and retired.

     As of December 31, 2010, we have a remaining authorization to repurchase approximately $350 million in shares of our common stock under our repurchase program, which does not have a stated expiration date. Repurchases under our repurchase program may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. Share repurchases are expected to be funded with available cash. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time.
     Additional information regarding share repurchases during the second quarter of fiscal 2011 and our repurchase program is set forth in this Report under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
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
     The 364-Day Revolving Credit Agreement contains certain customary covenants similar to the 2008 Credit Agreement discussed below. We were in compliance with the covenants in the 364-Day Revolving Credit Agreement in the second quarter of fiscal 2011. The 364-Day Revolving Credit Agreement contains certain events of default similar to the 2008 Credit Agreement discussed below. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the 364-Day Revolving Credit Agreement are due and mature on September 28, 2011, unless the commitments are terminated earlier either at our request or if certain events of default occur. At December 31, 2010, we had no borrowings outstanding under the 364-Day Revolving Credit Agreement.
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
     The 2008 Credit Agreement contains certain customary covenants, including covenants limiting: certain liens on our assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and certain investments in unrestricted subsidiaries. The 2008 Credit Agreement also requires that we not permit our ratio of consolidated total indebtedness to total capital, each as defined, to be greater than 0.60:1.00 and not permit our ratio of consolidated EBITDA to consolidated net interest expense, each as defined, to be less than 3.00:1.00 (measured on the last day of each fiscal quarter for the rolling four-quarter period then ending). We were in compliance with the covenants in the 2008 Credit Agreement in the second quarter of fiscal 2011. The 2008 Credit Agreement contains certain events of default, including: failure to make payments; failure to perform or observe terms, covenants and agreements; material inaccuracy of any representation or warranty; payment default under other indebtedness with a principal amount in excess of $75 million, other default under such other indebtedness that permits acceleration of such indebtedness, or acceleration of such other indebtedness; occurrence of one or more final judgments or orders for the payment of money in excess of $75 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $75 million; any bankruptcy or insolvency; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the 2008 Credit Agreement are due and mature on September 10, 2013, unless the commitments are terminated earlier either at our request or if certain events of default occur. At December 31, 2010, we had no borrowings outstanding under the 2008 Credit Agreement, but we had $30.0 million of short-term debt outstanding under our commercial paper program, which was supported by the 2008 Credit Agreement.
     Long-Term Debt: On December 3, 2010, we completed the issuance of $400 million in aggregate principal amount of 4.40% Notes due December 15, 2020 (the “2020 Notes”) and $300 million in aggregate principal amount of 6.15% Notes due December 15, 2040 (the “2040 Notes”). Interest on each of the 2020 Notes and the 2040 Notes is payable semi-annually in arrears on June 15 and December 15 of each year. We may redeem the 2020 Notes and/or the 2040 Notes at any time in whole or, from time to time, in part at the applicable “make-whole” redemption price. The applicable “make-whole” redemption price is equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus 25 basis points in the case of the 2020 Notes and 35 basis points in the case of the 2040 Notes. In each case, we will pay accrued interest on the principal amount of the notes being redeemed to the redemption date. In addition, upon a change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the notes at a price equal to 101 percent of the aggregate principal amount of the notes repurchased, plus accrued interest on the notes repurchased to the date of repurchase. We incurred $5.5 million and $4.8 million in debt issuance costs and discounts related to the issuance of the 2020 Notes and 2040 Notes, respectively, which are being amortized on a straight-line basis over the respective lives of the notes, which approximates the effective interest rate method, and are reflected as a portion of interest expense in the accompanying Condensed Consolidated Statement of Income (Unaudited).

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
     Short-Term Debt: Our short-term debt at December 31, 2010, October 1, 2010 and July 2, 2010 was $30.0 million, $275.0 million and $30.0 million, respectively, and consisted primarily of commercial paper outstanding under our commercial paper program, which was supported by our senior unsecured revolving credit facility under the 2008 Credit Agreement. During the first quarter of fiscal 2011, we issued approximately $320 million of commercial paper to fund a portion of the purchase price for our acquisition of CapRock. During the second quarter of fiscal 2011, we used approximately $285 million of the net proceeds from the sale of the 2020 Notes and 2040 Notes described above for repayment of a substantial portion of our outstanding commercial paper.

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
     Currently we are not participating in any material transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of December 31, 2010, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our results of operations, financial condition or cash flows. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, financial condition or cash flows.
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
Commercial Commitments and Contractual Obligations
     The amounts disclosed in our Fiscal 2010 Form 10-K include our commercial commitments and contractual obligations. During the two quarters ended December 31, 2010:
•	We incurred additional operating lease commitments of approximately $137 million associated with our acquisition of CapRock (primarily with respect to satellite bandwidth) in the first quarter of fiscal 2011;

•	We issued $400 million in aggregate principal amount of 4.40% Notes due December 15, 2020 and $300 million in aggregate principal amount of 6.15% Notes due December 15, 2040 in the second quarter of fiscal 2011; and

•	We entered into a definitive agreement to acquire Schlumberger GCS for $397.5 million in cash, subject to post-closing adjustments, as announced on November 8, 2010.

     Other than the changes mentioned above, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding surety bonds, letters of credit, guarantees and other arrangements as disclosed in our Fiscal 2010 Form 10-K.
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
Impact of Recently Issued Accounting Standards
     Accounting standards issued but not effective for us until after December 31, 2010 are not expected to have a material impact on our financial position, results of operations or cash flows.
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
     Foreign Exchange and Currency: We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for our foreign currency derivatives held at December 31, 2010 would not have had a material impact on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note O — Derivative Instruments and Hedging Activities in the Notes for additional information.
     Interest Rates: As of December 31, 2010, we had long-term debt obligations and short-term debt under our commercial paper program subject to interest rate risk. Because the interest rates on our long-term debt obligations are fixed, and because our long-term debt is not putable (redeemable at the option of the holders of the debt prior to maturity), the interest rate risk associated with this debt on our results of operations is not material. We have a short-term variable-rate commercial paper program in place, which we may utilize to satisfy short-term cash requirements. We can give no assurances that interest rates will not change significantly or have a material effect on our income or cash flows over the next twelve months.

Item 4. Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal quarter ended December 31, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of the fiscal quarter ended December 31, 2010 our disclosure controls and procedures were effective.
     (b) Changes in internal control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and adding additional monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
     During the second quarter of fiscal 2011, we repurchased 1,083,862 shares of our common stock under our repurchase program at an average price per share of $46.11, excluding commissions. During the second quarter of fiscal 2010, we repurchased 1,141,800 shares of our common stock under our repurchase program at an average price per share of $43.76, excluding commissions. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired.

     The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended December 31, 2010:

				Maximum approximate
				dollar value of
				shares that
			Total number of shares	may yet be
			purchased as part of	purchased under
	Total number of	Average price paid	publicly announced	the plans or
Period*	shares purchased	per share	plans or programs (1)	programs (1)
Month No. 1
(October 2, 2010-October 29, 2010)
Repurchase Programs (1)	None	n/a	None	$400,549,402
Employee Transactions (2)	12,638	$44.46	n/a	n/a
Month No. 2
(October 30, 2010-November 26, 2010)
Repurchase Programs (1)	1,083,862	$46.11	1,083,862	$350,571,891
Employee Transactions (2)	9,733	$45.54	n/a	n/a
Month No. 3
(November 27, 2010-December 31, 2010)
Repurchase Programs (1)	None	n/a	None	$350,571,891
Employee Transactions (2)	7,591	$45.50	n/a	n/a

Total	1,113,824	$46.08	1,083,862	$350,571,891

*	Periods represent our fiscal months.

(1)	On March 2, 2009, we announced that on February 27, 2009, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $600 million in shares of our stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. Our repurchase program does not have a stated expiration date. The approximate dollar amount of our stock that may yet be purchased under our repurchase program as of December 31, 2010 was $350,571,891 (as reflected in the table above). Our repurchase program has resulted, and is expected to continue to result, in repurchases in excess of offsetting the dilutive effect of shares issued under our share-based incentive plans. However, the level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. As a matter of policy, we do not repurchase shares during the period beginning on the 15th day of the third month of a fiscal quarter and ending two days following the public release of earnings and financial results for such fiscal quarter.

(2)	Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised stock options, (b) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance shares or restricted shares which vested during the quarter, (c) performance or restricted shares returned to us upon retirement or employment termination of employees or (d) shares of our common stock purchased by, or sold to us by, the Harris Corporation Master Rabbi Trust, with the trustee thereof acting at our direction, to fund obligations of the Rabbi Trust under our deferred compensation plans. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.
Sales of Unregistered Securities
     During the second quarter of fiscal 2011, we did not issue or sell any unregistered equity securities.
Item 3. Defaults Upon Senior Securities.
     Not Applicable.
Item 4. (Removed and Reserved).

Item 5. Other Information.
     Not Applicable.
Item 6. Exhibits.
     The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:

(1)	Underwriting Agreement dated as of November 30, 2010 among Harris Corporation and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated, on behalf of themselves and several underwrites named therein, incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2010. (Commission File Number 1-3863)

(2)	Share and Business Sale Agreement, dated as of November 6, 2010, between Schlumberger B.V. and Harris Corporation, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2010. (Commission File Number 1-3863)

(3)	(a) Restated Certificate of Incorporation of Harris Corporation (1995), as amended, incorporated herein by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2008. (Commission File Number 1-3863)

(b) By-Laws of Harris Corporation, as amended and restated effective October 24, 2008, incorporated herein by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2008. (Commission File Number 1-3863)

(4)	(a)(i) Indenture, dated as of September 3, 2003, between Harris Corporation and The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit 4(b) to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-108486, filed with the SEC on September 3, 2003.

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

(b) Form of the Company’s 4.40% Notes due 2020, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2010. (Commission File Number 1-3863)

(c) Form of the Company’s 6.15% Notes due 2040, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2010. (Commission File Number 1-3863)

(10)	*(a) Summary of Annual Compensation of Outside Directors effective January 1, 2011, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2010. (Commission File Number 1-3863)

*(b) Harris Corporation Retirement Plan (Amended and Restated Effective January 1, 2011).

(12)	Computation of Ratio of Earnings to Fixed Charges.

(15)	Letter Regarding Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

(101.INS)	**XBRL Instance Document.

(101.SCH)	**XBRL Taxonomy Extension Schema Document.

(101.CAL)	**XBRL Taxonomy Extension Calculation Linkbase Document.

(101.LAB)	**XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	**XBRL Taxonomy Extension Presentation Linkbase Document.

(101.DEF)	**XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement.

**	Furnished herewith (not filed).

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS CORPORATION (Registrant)
Date: January 27, 2011	By:	/s/ Gary L. McArthur
Gary L. McArthur
Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No.
Under Reg. S-K,
Item 601	Description
(1)	Underwriting Agreement dated as of November 30, 2010 among Harris Corporation and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated, on behalf of themselves and several underwrites named therein, incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2010. (Commission File Number 1-3863)

(2)	Share and Business Sale Agreement, dated as of November 6, 2010, between Schlumberger B.V. and Harris Corporation, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2010. (Commission File Number 1-3863)

(3)	(a) Restated Certificate of Incorporation of Harris Corporation (1995), as amended, incorporated herein by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2008. (Commission File Number 1-3863)

(b) By-Laws of Harris Corporation, as amended and restated effective October 24, 2008, incorporated herein by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2008. (Commission File Number 1-3863)

(4)	(a)(i) Indenture, dated as of September 3, 2003, between Harris Corporation and The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit 4(b) to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-108486, filed with the SEC on September 3, 2003.

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

(b) Form of the Company’s 4.40% Notes due 2020, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2010. (Commission File Number 1-3863)

(c) Form of the Company’s 6.15% Notes due 2040, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2010. (Commission File Number 1-3863)

(10)	*(a) Summary of Annual Compensation of Outside Directors effective January 1, 2011, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2010. (Commission File Number 1-3863)

*(b) Harris Corporation Retirement Plan (Amended and Restated Effective January 1, 2011).

(12)	Computation of Ratio of Earnings to Fixed Charges.

(15)	Letter Regarding Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

(101.INS)	**XBRL Instance Document.

(101.SCH)	**XBRL Taxonomy Extension Schema Document.

(101.CAL)	**XBRL Taxonomy Extension Calculation Linkbase Document.

(101.LAB)	**XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	**XBRL Taxonomy Extension Presentation Linkbase Document.

(101.DEF)	**XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement.

**	Furnished herewith (not filed).