Form 10-Q
period 2011-04-01
HARRIS CORP /DE/
filed 2011-05-04
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 1-3863
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
Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of April 29, 2011 was 127,199,175 shares.

HARRIS CORPORATION
FORM 10-Q
For the Quarter Ended April 1, 2011
     This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended		Three Quarters Ended
	April 1,	April 2,	April 1,	April 2,
	2011	2010	2011	2010
	(In millions, except per share amounts)
Revenue from product sales and services	$1,413.3	$1,329.5	$4,257.2	$3,750.2

Cost of product sales and services	(896.3)	(820.0)	(2,717.9)	(2,410.7)
Engineering, selling and administrative expenses	(285.6)	(245.0)	(796.0)	(672.8)
Non-operating loss	(0.3)	(0.5)	(1.6)	(1.0)
Interest income	1.3	0.4	2.3	1.1
Interest expense	(26.0)	(18.1)	(64.2)	(54.5)

Income before income taxes	206.4	246.3	679.8	612.3
Income taxes	(67.2)	(80.1)	(225.6)	(202.1)

Net income	139.2	166.2	454.2	410.2
Noncontrolling interests, net of income taxes	0.3	—	0.3	—

Net income attributable to Harris Corporation	$139.5	$166.2	$454.5	$410.2

Net income per common share attributable to Harris Corporation common shareholders
Basic	$1.10	$1.27	$3.57	$3.13
Diluted	$1.09	$1.26	$3.54	$3.11

Cash dividends paid per common share	$0.25	$0.22	$0.75	$0.66
Basic weighted average shares outstanding	125.0	128.8	125.9	129.8
Diluted weighted average shares outstanding	126.0	130.0	126.9	130.7
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	April 1,	July 2,
	2011	2010
	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$885.1	$455.2
Receivables	796.9	736.0
Inventories	693.9	615.3
Income taxes receivable	29.9	15.3
Current deferred income taxes	156.5	145.3
Other current assets	70.7	37.5

Total current assets	2,633.0	2,004.6
Non-current Assets
Property, plant and equipment	758.8	609.7
Goodwill	1,963.4	1,576.2
Intangible assets	416.0	297.8
Non-current deferred income taxes	43.5	107.7
Other non-current assets	214.6	147.6

Total non-current assets	3,396.3	2,739.0

	$6,029.3	$4,743.6

Liabilities and Equity
Current Liabilities
Short-term debt	$180.0	$30.0
Accounts payable	382.6	329.4
Compensation and benefits	221.9	239.7
Other accrued items	295.5	267.5
Advance payments and unearned income	223.5	175.6
Income taxes payable	—	8.9
Current portion of long-term debt	6.6	0.7

Total current liabilities	1,310.1	1,051.8
Non-current Liabilities
Long-term debt	1,886.8	1,176.6
Long-term contract liability	123.7	132.4
Other long-term liabilities	212.6	192.7

Total non-current liabilities	2,223.1	1,501.7
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 125,005,756 shares at April 1, 2011 and 127,460,307 shares at July 2, 2010	125.0	127.5
Other capital	477.1	461.1
Retained earnings	1,864.8	1,621.4
Accumulated other comprehensive income (loss)	17.6	(20.4)

Total shareholders’ equity	2,484.5	2,189.6
Noncontrolling interests	11.6	0.5

Total equity	2,496.1	2,190.1

	$6,029.3	$4,743.6

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Quarters Ended
	April 1,	April 2,
	2011	2010
	(In millions)
Operating Activities
Net income	$454.2	$410.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148.5	121.0
Share-based compensation	36.5	28.8
Non-current deferred income taxes	17.5	(0.6)
(Increase) decrease in:
Accounts and notes receivable	(19.6)	119.7
Inventories	(44.6)	(46.9)
Increase (decrease) in:
Accounts payable and accrued expenses	(22.8)	(65.2)
Advance payments and unearned income	45.6	38.9
Income taxes	(32.2)	24.5
Other	(26.3)	4.9

Net cash provided by operating activities	556.8	635.3

Investing Activities
Net cash paid for acquired businesses	(548.4)	(40.2)
Cash paid for cost-method investment	(10.0)	—
Additions of property, plant and equipment	(186.1)	(129.9)
Additions of capitalized software	(10.1)	(6.3)

Net cash used in investing activities	(754.6)	(176.4)

Financing Activities
Proceeds from borrowings	855.7	—
Repayments of borrowings	(0.6)	(106.6)
Proceeds from exercise of employee stock options	19.2	12.1
Repurchases of common stock	(156.0)	(155.7)
Cash dividends	(95.7)	(86.4)

Net cash provided by (used in) financing activities	622.6	(336.6)

Effect of exchange rate changes on cash and cash equivalents	5.1	2.2

Net increase in cash and cash equivalents	429.9	124.5

Cash and cash equivalents, beginning of year	455.2	281.2

Cash and cash equivalents, end of quarter	$885.1	$405.7

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 1, 2011
Note A — Significant Accounting Policies and Recent Accounting Standards
Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of Harris Corporation and its subsidiaries. As used in these Notes to Condensed Consolidated Financial Statements (Unaudited) (these “Notes”), the terms “Harris,” “Company,” “we,” “our,” and “us” refer to Harris Corporation and its consolidated subsidiaries. Significant intercompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements have been prepared by Harris, without an audit, in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented therein. The results for the quarter and three quarters ended April 1, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at July 2, 2010 has been derived from the audited financial statements but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. We provide complete financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2010 (the “Fiscal 2010 Form 10-K”).
     As previously reported and as discussed further in Note P — Business Segments in these Notes and in the “Highlights” discussion in Part I. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report, our operating segment reporting structure changed, effective for the third quarter of fiscal 2011. Our new operating segment reporting structure continues to consist of three business segments. As a result of a realignment of our operations, we formed our new Integrated Network Solutions segment by realigning Harris IT Services, Harris CapRock Communications, Healthcare Solutions and Cyber Integrated Solutions (all of which were formerly under our Government Communications Systems segment) with Broadcast Communications (formerly a separate reporting segment). Our Government Communications Systems segment now is comprised of Civil Programs, Defense Programs and National Intelligence Programs. Our RF Communications segment did not change. The historical results, discussion and presentation of our business segments as set forth in this Report have been adjusted to reflect the impact of these changes to our operating segment reporting structure for all periods presented in this Report.
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
Adoption of New Accounting Standards
     In the first quarter of fiscal 2011, we adopted the following accounting standards, neither of which had a material impact on our financial position, results of operations or cash flows:
•	The accounting standard that revises accounting and reporting requirements for arrangements with multiple deliverables. This standard allows the use of an estimated selling price to determine the selling price of a deliverable in cases where neither vendor-specific objective evidence nor third-party evidence is available. Additionally, this standard requires the total selling price of a multiple-deliverable arrangement to be allocated at the inception of the arrangement to all deliverables based on relative selling prices.

•	The accounting standard that clarifies which revenue allocation and measurement guidance should be used for arrangements that contain both tangible products and software, in cases where the software is more than incidental to the tangible product as a whole. More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software as well as undelivered software elements that relate to this software are excluded from the scope of existing software revenue guidance.

Reclassifications
     Certain prior-year amounts have been reclassified in the accompanying condensed consolidated financial statements to conform to current-year classifications.
Note B — Stock Options and Other Share-Based Compensation
     As of April 1, 2011, we had two shareholder-approved employee stock incentive plans (“SIPs”) under which options or other share-based compensation was outstanding, and we had the following types of share-based awards outstanding under our SIPs: stock options, performance share awards, performance share unit awards, restricted stock awards and restricted stock unit awards. We believe that such awards more closely align the interests of employees with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our SIPs). The compensation cost related to our share-based awards that was charged against income for the quarter and three quarters ended April 1, 2011 was $10.4 million and $36.5 million, respectively. The compensation cost related to our share-based awards that was charged against income for the quarter and three quarters ended April 2, 2010 was $7.6 million and $28.8 million, respectively.
     Grants to employees under our SIPs during the quarter ended April 1, 2011 consisted of 29,000 stock options and 21,600 restricted stock awards. Grants to employees under our SIPs during the three quarters ended April 1, 2011 consisted of 1,395,450 stock options, 163,151 performance share awards and 408,100 restricted stock awards. The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option-pricing model which used the following assumptions: expected volatility of 35.58 percent; expected dividend yield of 2.0 percent; and expected life in years of 4.94.
Note C — Business Combinations
     On July 30, 2010, we acquired privately held CapRock Holdings, Inc. and its subsidiaries, including CapRock Communications, Inc. (collectively, “CapRock”), a global provider of mission-critical, managed satellite communications services for the government, energy and maritime industries. CapRock’s solutions include broadband Internet access, voice over Internet Protocol (“VOIP”) telephony, wideband networking and real-time video, delivered to nearly 2,000 customer sites around the world. The acquisition of CapRock increased the breadth of our assured communications® capabilities, while enabling us to enter new vertical markets and increase our international presence. The total net purchase price for CapRock was $517.4 million. Our fiscal 2011 results of operations include revenue of $255.9 million and a pre-tax loss of $8.2 million (including $11.6 million of acquisition-related charges) associated with CapRock for the eight-month period following the date of acquisition. We report CapRock (now part of Harris CapRock Communications) under our newly formed Integrated Network Solutions segment.

The following tables provide further detail of the acquisition of CapRock in fiscal 2011:

CapRock
(In millions)
Date of acquisition	7/30/2010
Reporting business segment	Integrated Network Solutions
Cash consideration paid to former owners	$539.6
Less cash acquired	(22.2)

Total net purchase price paid	$517.4

Allocation of purchase price:
Accounts and notes receivable	$42.7
Inventories	34.1
Other current assets	4.3
Current deferred income taxes	3.0
Identifiable intangible assets	131.5
Goodwill	350.2
Property, plant and equipment	59.8
Other assets	23.0

Total assets acquired	648.6

Accounts payable and accrued expenses	82.4
Advance payments and unearned income	2.3
Non-current deferred tax liabilities	37.0
Other liabilities	9.5

Total liabilities acquired	131.2

Net assets acquired	$517.4

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

Pro Forma Results (Unaudited)
     The following summary, prepared on a pro forma basis, presents our unaudited consolidated results of operations as if the acquisition of CapRock had been completed as of the beginning of fiscal 2010, after including the impact of adjustments such as amortization of intangible assets, interest expense on related borrowings, and the related income tax effects. This pro forma presentation does not include any impact of transaction synergies. In the following table, “net income” refers to net income attributable to Harris Corporation.

	Quarter Ended		Three Quarters Ended
	April 1,	April 2,	April 1,	April 2,
	2011	2010	2011	2010
	(In millions, except per share amounts)
Revenue from product sales and services — as reported	$1,413.3	$1,329.5	$4,257.2	$3,750.2
Revenue from product sales and services — pro forma	$1,413.3	$1,421.6	$4,289.5	$4,032.0
Net income — as reported	$139.5	$166.2	$454.5	$410.2
Net income — pro forma	$139.5	$167.5	$454.2	$416.4
Net income per diluted common share — as reported	$1.09	$1.26	$3.54	$3.11
Net income per diluted common share — pro forma	$1.09	$1.27	$3.54	$3.15
     The pro forma results are not necessarily indicative of our results of operations had we owned CapRock for the entire periods presented.
     As discussed further in Note Q — Subsequent Events in these Notes, on April 4, 2011, subsequent to the end of the third quarter of fiscal 2011, we completed our previously announced acquisition from Schlumberger B.V. and its affiliates (“Schlumberger”) of substantially all of the assets of the Global Connectivity Services business of the Schlumberger group (“Schlumberger GCS”), as well as our previously announced acquisition of Carefx Corporation (“Carefx”).
     We combined Schlumberger GCS and the recently acquired infrastructure assets of the government business of Core180, Inc. (“Core180 Infrastructure”) (acquired in the third quarter of fiscal 2011) with previously acquired CapRock and Harris’ Maritime Communications Services to form Harris CapRock Communications — a provider of managed satellite and terrestrial communications services for the energy, government and maritime markets. We purchased Schlumberger GCS for $397.5 million in cash, subject to post-closing adjustments. The purchase price was paid from cash on hand, which was largely generated by our net proceeds from issuances of long-term debt in December 2010. The goodwill arising from the acquisition will be an allowable tax expense. We will report Schlumberger GCS (now part of Harris CapRock Communications, as noted above) under our newly formed Integrated Network Solutions segment.
     Carefx is a provider of interoperability workflow solutions for government and commercial healthcare providers. We purchased privately held Carefx for $155 million in cash, subject to post-closing adjustments. The purchase price was paid from cash on hand, which was largely generated by our net proceeds from issuances of commercial paper during the third quarter of fiscal 2011. We will report Carefx (now part of Healthcare Solutions) under our newly formed Integrated Network Solutions segment.

Note D — Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
     Comprehensive income for the quarter and three quarters ended April 1, 2011 and April 2, 2010 was comprised of the following:

	Quarter Ended		Three Quarters Ended
	April 1,	April 2,	April 1,	April 2,
	2011	2010	2011	2010
		(In millions)
Net income	$139.2	$166.2	$454.2	$410.2
Other comprehensive income (loss):
Foreign currency translation	19.7	0.5	35.2	34.8
Net unrealized gain (loss) on securities available-for-sale, net of income taxes	0.6	(0.1)	0.7	0.4
Net unrealized gain (loss) on hedging derivatives, net of income taxes	(0.2)	0.3	(0.3)	(0.3)
Amortization of loss on treasury lock, net of income taxes	0.2	0.1	0.5	0.4
Recognition of pension actuarial losses in net income, net of income taxes	0.4	1.9	1.9	4.1

Total comprehensive income	159.9	168.9	492.2	449.6
Comprehensive loss attributable to noncontrolling interests	0.3	—	0.3	—

Total comprehensive income attributable to Harris Corporation	$160.2	$168.9	$492.5	$449.6

     The components of accumulated other comprehensive income (loss) at April 1, 2011 and July 2, 2010 were as follows:

	April 1,	July 2,
	2011	2010
	(In millions)
Foreign currency translation	$49.5	$14.3
Net unrealized gain on securities available-for-sale, net of income taxes	1.3	0.6
Net unrealized gain on hedging derivatives, net of income taxes	0.2	0.5
Unamortized loss on treasury lock, net of income taxes	(3.6)	(4.1)
Unrecognized pension obligations, net of income taxes	(29.8)	(31.7)

	$17.6	$(20.4)

Note E — Receivables
     Receivables are summarized below:

	April 1,	July 2,
	2011	2010
	(In millions)
Accounts receivable	$667.7	$613.0
Unbilled costs on cost-plus contracts	134.9	125.1
Notes receivable due within one year, net	6.7	7.9

	809.3	746.0
Less allowances for collection losses	(12.4)	(10.0)

	$796.9	$736.0

Note F — Inventories
     Inventories are summarized below:

	April 1,	July 2,
	2011	2010
	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$311.8	$295.3
Finished products	176.4	134.6
Work in process	68.2	59.7
Raw materials and supplies	137.5	125.7

	$693.9	$615.3

     Unbilled costs and accrued earnings on fixed-price contracts were net of progress payments of $67.1 million at April 1, 2011 and $35.8 million at July 2, 2010.
Note G — Property, Plant and Equipment
     Property, plant and equipment are summarized below:

	April 1,	July 2,
	2011	2010
	(In millions)
Land	$12.8	$13.1
Software capitalized for internal use	100.7	85.7
Buildings	465.3	396.6
Machinery and equipment	995.3	860.2

	1,574.1	1,355.6
Less allowances for depreciation and amortization	(815.3)	(745.9)

	$758.8	$609.7

     Depreciation and amortization expense related to property, plant and equipment for the quarter and three quarters ended April 1, 2011 was $34.4 million and $95.0 million, respectively. Depreciation and amortization expense related to property, plant and equipment for the quarter and three quarters ended April 2, 2010 was $26.8 million and $78.9 million, respectively.
Note H — Goodwill and Intangible Assets
     As discussed further in Note P — Business Segments in these Notes and in the “Highlights” discussion in Part I. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report, effective for the third quarter of fiscal 2011, we changed our operating segment reporting structure, which also changed certain identified reporting units. As a result of these changes, we reallocated goodwill to the affected reporting units using the relative fair value approach, which resulted in changes in the goodwill balances by business segment at July 2, 2010 as presented below from amounts previously reported.
     Changes in the carrying amount of goodwill for the three quarters ended April 1, 2011 by business segment are as follows:

		Government	Integrated
	RF	Communications	Network
	Communications	Systems	Solutions	Total
		(In millions)
Balance at July 2, 2010 — net of impairment losses	$422.6	$292.1	$861.5	$1,576.2
Goodwill acquired during the period	—	—	366.9	366.9
Currency translation adjustments	2.1	1.0	17.2	20.3

Balance at April 1, 2011 — net of impairment losses	$424.7	$293.1	$1,245.6	$1,963.4

Balance at April 1, 2011 — before impairment losses	$424.7	$293.1	$1,406.5	$2,124.3
Accumulated impairment losses	—	—	(160.9)	(160.9)

Balance at April 1, 2011 — net of impairment losses	$424.7	$293.1	$1,245.6	$1,963.4

     The goodwill resulting from the acquisition of CapRock was associated primarily with CapRock’s market presence and leading position, growth opportunities in the market in which it operates, experienced work force and established operating infrastructure.
     In the table above, the accumulated impairment losses in our Integrated Network Solutions segment related to Broadcast Communications and were recorded in the fourth quarter of fiscal 2009.
     We have identifiable intangible assets related primarily to customer relationships and technology acquired through acquisitions. The unamortized balance of identifiable intangible assets on our accompanying Condensed Consolidated Balance Sheet was $416.0 million and $297.8 million at April 1, 2011 and July 2, 2010, respectively. Amortization expense related to identifiable intangible assets for the quarter and three quarters ended April 1, 2011 was $15.7 million and $47.8 million, respectively. Amortization expense related to identifiable intangible assets for the quarter and three quarters ended April 2, 2010 was $12.0 million and $37.7 million, respectively. The estimated amortization expense related to identifiable intangible assets for the remaining quarter of fiscal 2011 is $17.8 million and for the five fiscal years following fiscal 2011 and, in total, thereafter is: $67.3 million in fiscal 2012, $64.1 million in fiscal 2013, $54.1 million in fiscal 2014, $52.4 million in fiscal 2015, $39.4 million in fiscal 2016 and $120.9 million thereafter.
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
     The 364-Day Revolving Credit Agreement contains certain customary covenants, including covenants limiting: certain liens on our assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and certain investments in unrestricted subsidiaries. The 364-Day Revolving Credit Agreement also requires that we not permit our ratio of consolidated total indebtedness to total capital, each as defined, to be greater than 0.60 to 1.00 and not permit our ratio of consolidated EBITDA to consolidated net interest expense, each as defined, to be less than 3.00 to 1.00 (measured on the last day of each fiscal quarter for the rolling four-quarter period then ending). We were in compliance with the covenants in the 364-Day Revolving Credit Agreement in the third quarter of fiscal 2011. The 364-Day Revolving Credit Agreement contains certain events of default, including: failure to make payments; failure to perform or observe terms, covenants and agreements; material inaccuracy of any representation or warranty; payment default under other indebtedness with a principal amount in excess of $75 million, other default under such other indebtedness that permits acceleration of such indebtedness, or acceleration of such other indebtedness; occurrence of one or more final judgments or orders for the payment of money in excess of $75 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $75 million; any bankruptcy or insolvency; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the 364-Day Revolving Credit Agreement are due and mature on September 28, 2011, unless the commitments are terminated earlier either at our request or if certain events of default occur. At April 1, 2011, we had no borrowings outstanding under the 364-Day Revolving Credit Agreement.
     For a description of our other credit arrangements, see the “Capital Structure and Resources” discussion in Part I. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report.

Note J — Debt
     Long-term debt is summarized below:

	April 1,	July 2,
	2011	2010
	(In millions)
5.0% notes, due October 1, 2015	$300.0	$300.0
5.95% notes, due December 1, 2017	400.0	400.0
6.375% notes, due June 15, 2019	350.0	350.0
4.4% notes, due December 15, 2020	400.0	—
7.0% debentures, due January 15, 2026	100.0	100.0
6.35% debentures, due February 1, 2028	25.8	25.8
6.15% notes, due December 15, 2040	300.0	—
Other	17.6	1.5

Total debt	1,893.4	1,177.3
Less: current portion of debt	(6.6)	(0.7)

Total long-term debt	$1,886.8	$1,176.6

     The potential maturities of long-term debt, including the current portion, for the remainder of fiscal 2011 and the five years following fiscal 2011 and, in total, thereafter are: $0.5 million for the remainder of fiscal 2011; $6.5 million in fiscal 2012; $7.3 million in fiscal 2013; $3.3 million in fiscal 2014; none in fiscal 2015; $300.0 million in fiscal 2016; and $1,575.8 million thereafter. All of our outstanding long-term debt is unsubordinated and unsecured with equal ranking.
     On December 3, 2010, we completed the issuance of $400 million in aggregate principal amount of 4.4% Notes due December 15, 2020 (the “2020 Notes”) and $300 million in aggregate principal amount of 6.15% Notes due December 15, 2040 (the “2040 Notes”). Interest on each of the 2020 Notes and the 2040 Notes is payable semi-annually in arrears on June 15 and December 15 of each year. We may redeem the 2020 Notes and/or the 2040 Notes at any time in whole or, from time to time, in part at the applicable “make-whole” redemption price. The applicable “make-whole” redemption price is equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus 25 basis points in the case of the 2020 Notes and 35 basis points in the case of the 2040 Notes. In each case, we will pay accrued interest on the principal amount of the notes being redeemed to the redemption date. In addition, upon a change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the notes at a price equal to 101 percent of the aggregate principal amount of the notes repurchased, plus accrued interest on the notes repurchased to the date of repurchase. We incurred $5.5 million and $4.8 million in debt issuance costs and discounts related to the issuance of the 2020 Notes and 2040 Notes, respectively, which are being amortized on a straight-line basis over the respective lives of the notes, which approximates the effective interest rate method, and are reflected as a portion of interest expense in the accompanying Condensed Consolidated Statement of Income (Unaudited).
     For a description of other notes and debentures in our outstanding long-term debt, see the “Capital Structure and Resources” discussion in Part I. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report or see Note 13: “Long-Term Debt” in the Notes to Consolidated Financial Statements included in our Fiscal 2010 Form 10-K.
     Our short-term debt at April 1, 2011, December 31, 2010, October 1, 2010 and July 2, 2010 was $180.0 million, $30.0 million, $275.0 million and $30.0 million, respectively, and consisted primarily of commercial paper outstanding under our commercial paper program, which was supported by our senior unsecured revolving credit facility under the 2008 Credit Agreement (as defined in the “Capital Structure and Resources” discussion in Part I. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report). During the first quarter of fiscal 2011, we issued approximately $320 million of commercial paper to fund a portion of the purchase price for our acquisition of CapRock. During the second quarter of fiscal 2011, we used approximately $285 million of the net proceeds from the sale of the 2020 Notes and 2040 Notes described above for repayment of a substantial portion of our outstanding commercial paper. During the third quarter of fiscal 2011, we issued $150 million of commercial paper to fund a portion of the purchase price for our pending acquisitions of Schlumberger GCS and Carefx, both of which we completed on April 4, 2011, subsequent to the end of the third quarter of fiscal 2011.

Note K — Accrued Warranties
     Changes in our warranty liability, which is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited), during the three quarters ended April 1, 2011 were as follows:

(In millions)
Balance at July 2, 2010	$73.1
Warranty provision for sales made during the three quarters ended April 1, 2011	15.4
Settlements made during the three quarters ended April 1, 2011	(34.7)
Other adjustments to warranty liability, including those for acquisitions and foreign currency translation, during the three quarters ended April 1, 2011	0.2

Balance at April 1, 2011	$54.0

Note L — Net Income Per Share
     The calculations of net income per share are as follows (in this Note L, “net income” refers to net income attributable to Harris Corporation and “net income per share” refers to net income per share attributable to Harris Corporation common shareholders):

	Quarter Ended		Three Quarters Ended
	April 1,	April 2,	April 1,	April 2,
	2011	2010	2011	2010
	(In millions, except per share amounts)
Net income	$139.5	$166.2	$454.5	$410.2
Adjustments for participating securities outstanding	(1.7)	(2.0)	(5.6)	(4.1)

Net income used in basic and diluted common share calculations (A)	$137.8	$164.2	$448.9	$406.1

Basic weighted average common shares outstanding (B)	125.0	128.8	125.9	129.8
Impact of dilutive stock options	1.0	1.2	1.0	0.9

Diluted weighted average common shares outstanding (C)	126.0	130.0	126.9	130.7

Net income per basic share (A)/(B)	$1.10	$1.27	$3.57	$3.13
Net income per diluted share (A)/(C)	$1.09	$1.26	$3.54	$3.11
     Employee stock options to purchase approximately 3,244,200 and 3,654,385 shares of our common stock were outstanding at April 1, 2011 and April 2, 2010, respectively, but were not included as dilutive stock options in the calculations of net income per diluted share because the effect would have been antidilutive as the options’ exercise prices exceeded the average market price of our common stock.
Note M — Income Taxes
     Our effective tax rate (income taxes as a percentage of income before income taxes) was 32.6 percent in the third quarter of fiscal 2011 compared with 32.5 percent in the third quarter of fiscal 2010. In the third quarter of fiscal 2011, our effective tax rate benefited from the expiration of state income tax statutes of limitations and several other minor discrete items. In the third quarter of fiscal 2010, our effective tax rate benefited from several minor discrete items.
     Our effective tax rate was 33.2 percent in the first three quarters of fiscal 2011 compared with 33.0 percent in the first three quarters of fiscal 2010. In the first three quarters of fiscal 2011, the major discrete item was a $5.9 million tax benefit associated with legislative action during the second quarter of fiscal 2011 that restored the U.S. Federal income tax credit for research and development expenses, which was recorded in the second quarter of fiscal 2011. In the first three quarters of fiscal 2010, the major discrete item was a $3.5 million state income tax benefit associated with the filing of our fiscal 2008 income tax returns, which we recorded in the second quarter of fiscal 2010.
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
     The following table represents the fair value hierarchy of our assets and liabilities measured at fair value on a recurring basis (at least annually) as of April 1, 2011:

	Level 1	Level 2	Level 3	Total
		(In millions)
Assets
Marketable equity securities (1)	$5.9	$—	$—	$5.9
Deferred compensation plan investments: (2)
Money market fund	27.8	—	—	27.8
Stock fund	40.3	—	—	40.3
Equity security	16.7	—	—	16.7
Foreign currency forward contracts (3)	—	2.3	—	2.3
Liabilities
Deferred compensation plans (4)	80.9	—	—	80.9
Foreign currency forward contracts (5)	—	2.4	—	2.4

(1)	Represents investments classified as securities available-for-sale, which we include in the “Other current assets” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited).

(2)	Represents investments held in a Rabbi Trust associated with our non-qualified deferred compensation plans, which we include in the “Other current assets” and “Other non-current assets” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited).

(3)	Includes derivatives designated as hedging instruments, which we include in the “Other current assets” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited). The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities.

(4)	Primarily represents obligations to pay benefits under certain non-qualified deferred compensation plans, which we include in the “Compensation and benefits” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited). Under these plans, participants designate investment options (including money market, stock and fixed-income funds), which serve as the basis for measurement of the notional value of their accounts.

(5)	Includes derivatives designated as hedging instruments, which we include in the “Other accrued items” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited). The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities.
     Assets and liabilities that were measured at fair value on a nonrecurring basis were not material during the quarter and three quarters ended April 1, 2011.
     The following table represents the carrying amounts and estimated fair values of our significant financial instruments that are not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	April 1, 2011		July 2, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(In millions)
Financial Liabilities
Long-term debt (including current portion) (1)	$1,893.4	$2,043.9	$1,177.3	$1,301.8

(1)	The estimated fair value was measured using a market approach based on quoted market prices for our debt traded in the secondary market.

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
     At April 1, 2011, we had open foreign currency forward contracts with a notional amount of $83.6 million, of which $42.7 million were classified as cash flow hedges and $40.9 million were classified as fair value hedges. This compares with open foreign currency forward contracts with a notional amount of $46.5 million at July 2, 2010, of which $16.2 million were classified as cash flow hedges and $30.3 million were classified as fair value hedges. At April 1, 2011, contract expiration dates ranged from less than 1 month to 14 months with a weighted average contract life of 2 months.
Balance Sheet Hedges
     To manage the exposure in our balance sheet to risks from changes in foreign currency exchange rates, we implement fair value hedges. More specifically, we use foreign currency forward contracts and options to hedge certain balance sheet items, including foreign currency denominated accounts receivable and inventory. Changes in the value of the derivatives and the related hedged items are reflected in earnings, in the “Cost of product sales and services” line item in the accompanying Condensed Consolidated Statement of Income (Unaudited). As of April 1, 2011, we had outstanding foreign currency forward contracts denominated in the Euro, British Pound, Canadian Dollar and Australian Dollar to hedge certain balance sheet items. The net gains or losses on foreign currency forward contracts designated as fair value hedges for the quarter and three quarters ended April 1, 2011 were not material. In addition, no amounts were recognized in earnings in the quarter and three quarters ended April 1, 2011 related to hedged firm commitments that no longer qualify as fair value hedges.
Cash Flow Hedges
     To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments from suppliers, future committed sales to customers and intercompany transactions. These derivatives are primarily being used to hedge currency exposures from cash flows anticipated in our RF Communications segment related to programs in the United Kingdom. We also have hedged U.S. dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of April 1, 2011, we had outstanding foreign currency forward contracts denominated in the Euro, British Pound and Canadian Dollar to hedge certain forecasted transactions.
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
     The amount of gains or losses from cash flow hedges recognized in earnings or recorded in other comprehensive income, including gains or losses related to hedge ineffectiveness, was not material in the quarter and three quarters ended April 1, 2011 or in the quarter and three quarters ended April 2, 2010. We do not expect the amount of gains or losses recognized in the “Accumulated other comprehensive income (loss)” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of April 1, 2011 that will be reclassified to earnings from other comprehensive income within the next 12 months to be material.
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

     See Note N — Fair Value Measurements in these Notes for the amount of the assets and liabilities related to these foreign currency forward contracts in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of April 1, 2011, and see Note D — Comprehensive Income and Accumulated Other Comprehensive Income (Loss) in these Notes for additional information on changes in accumulated other comprehensive income (loss) for the quarter and three quarters ended April 1, 2011.
Note P — Business Segments
     We structure our operations primarily around the products and services we sell and the markets we serve, and we report the financial results of our operations in the following three business segments — RF Communications, Government Communications Systems and Integrated Network Solutions. Our RF Communications segment is a global supplier of secure tactical radio communications and embedded high-grade encryption solutions for military and government organizations and also of secure communications systems and equipment for public safety, utility and transportation markets. Our Government Communications Systems segment conducts advanced research studies and produces, integrates and supports highly reliable, net-centric communications and information technology that solve the mission-critical challenges of our defense, intelligence and civilian government customers, primarily the U.S. Government. Our Integrated Network Solutions segment provides mission-critical end-to-end information technology (“IT”) services; managed satellite and terrestrial communications services; standards-based healthcare interoperability and image management solutions; cyber integrated solutions; and digital media management solutions to support government, energy, healthcare, enterprise and broadcast customers. Within each business segment, there are multiple program areas and product and service lines that aggregate into such business segment.
     As discussed further in the “Highlights” discussion in Part I. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report, our operating segment reporting structure reflects that, effective for the third quarter of fiscal 2011, as a result of a realignment of our operations and as previously reported, we formed our Integrated Network Solutions segment as a new segment. The new segment realigns Harris IT Services, Harris CapRock Communications, Healthcare Solutions and Cyber Integrated Solutions (all of which were formerly under our Government Communications Systems segment) with Broadcast Communications (formerly a separate reporting segment). Our Government Communications Systems segment now is comprised of Civil Programs, Defense Programs and National Intelligence Programs. Our RF Communications segment did not change and continues to be comprised of U.S. Department of Defense and International Tactical Communications and Public Safety and Professional Communications. The historical results, discussion and presentation of our business segments as set forth in this Report have been adjusted to reflect the impact of these changes to our operating segment reporting structure for all periods presented in this Report.
     The accounting policies of our business segments are the same as those described in Note 1: “Significant Accounting Policies” in our Fiscal 2010 Form 10-K. We evaluate each segment’s performance based on its “operating income (loss),” which we define as profit or loss from operations before income taxes excluding interest income and expense, royalties and related intellectual property expenses, equity income and gains or losses from securities and other investments. Intersegment sales among our segments are transferred at cost to the buying segment and the sourcing segment recognizes a normal profit that is eliminated. The “Corporate eliminations” line item in the tables below represents the elimination of intersegment sales and their related profits. The “Unallocated corporate expense” line item in the tables below represents the portion of corporate expenses not allocated to our business segments.
     Total assets by business segment are summarized below:

	April 1,	July 2,
	2011	2010
	(In millions)
Total Assets
RF Communications	$1,474.3	$1,468.5
Government Communications Systems	973.6	919.8
Integrated Network Solutions	2,388.0	1,672.9
Corporate	1,193.4	682.4

	$6,029.3	$4,743.6

     Segment revenue, segment operating income and a reconciliation of segment operating income to total income before income taxes follow:

	Quarter Ended		Three Quarters Ended
	April 1,	April 2,	April 1,	April 2,
	2011	2010	2011	2010
		(In millions)
Revenue
RF Communications	$550.0	$550.7	$1,661.2	$1,437.3
Government Communications Systems	431.2	426.9	1,277.0	1,297.6
Integrated Network Solutions	462.9	375.8	1,400.4	1,080.5
Corporate eliminations	(30.8)	(23.9)	(81.4)	(65.2)

	$1,413.3	$1,329.5	$4,257.2	$3,750.2

Income Before Income Taxes
Segment Operating Income
RF Communications (1)	$178.5	$204.7	$596.3	$487.3
Government Communications Systems	59.8	58.4	163.8	167.1
Integrated Network Solutions (2)	20.7	28.3	67.8	90.6
Unallocated corporate expense	(19.8)	(23.0)	(67.5)	(67.0)
Corporate eliminations	(7.8)	(3.9)	(17.1)	(11.3)
Non-operating loss (3)	(0.3)	(0.5)	(1.6)	(1.0)
Net interest expense	(24.7)	(17.7)	(61.9)	(53.4)

	$206.4	$246.3	$679.8	$612.3

(1)	The operating income in our RF Communications segment in the quarter and three quarters ended April 2, 2010 included charges of $3.7 million and $12.9 million, respectively, for integration costs and the impact of a step up in inventory associated with our acquisition of the Tyco Electronics wireless systems business, formerly known as M/A-COM (“Wireless Systems”).

(2)	The operating income in our Integrated Network Solutions segment in the quarter and three quarters ended April 1, 2011 included charges of $10.8 million and $17.0 million, respectively, for integration and other costs associated with our acquisitions of CapRock, Schlumberger GCS and Core180 Infrastructure.

(3)	“Non-operating loss” includes equity investment income (loss), royalties and related intellectual property expenses, gains and losses on sales of investments and securities available-for-sale, and impairments of investments and securities available-for-sale.
Note Q — Subsequent Events
     Subsequent to the end of the third quarter of fiscal 2011, on April 4, 2011, we completed our previously announced acquisition of Schlumberger GCS, a provider of satellite and terrestrial communications services for the worldwide energy market. We combined Schlumberger GCS and recently acquired Core180 Infrastructure (acquired in the third quarter of fiscal 2011) with previously acquired CapRock (acquired in the first quarter of fiscal 2011) and Harris’ Maritime Communications Services to form Harris CapRock Communications — a provider of managed satellite and terrestrial communications services for the energy, government and maritime markets. We purchased Schlumberger GCS for $397.5 million in cash, subject to post-closing adjustments. The purchase price was paid from cash on hand, which was largely generated by our net proceeds from issuances of long-term debt in December 2010. The goodwill arising from the acquisition will be an allowable tax expense. We will report Schlumberger GCS (now part of Harris CapRock Communications, as noted above) under our newly formed Integrated Network Solutions segment.
     Also on April 4, 2011, we completed our previously announced acquisition of Carefx, a provider of interoperability workflow solutions for government and commercial healthcare providers. Carefx’s solution suite is used by more than 800 hospitals, healthcare systems and health information exchanges across North America, Europe and Asia. The acquisition expands our presence in government healthcare, provides entry into the commercial healthcare market, and is expected to leverage the healthcare interoperability workflow products offered by Carefx and the broader scale of enterprise intelligence solutions and services that we provide. We purchased privately held Carefx for $155 million in cash, subject to post-closing adjustments. The purchase price was paid from cash on hand, which was largely generated by our net proceeds from issuances of commercial paper during the third quarter of fiscal 2011. We will report Carefx (now part of Healthcare Solutions) under our newly formed Integrated Network Solutions segment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Harris Corporation
     We have reviewed the condensed consolidated balance sheet of Harris Corporation as of April 1, 2011, and the related condensed consolidated statements of income for the quarter and three quarters ended April 1, 2011 and April 2, 2010, and the condensed consolidated statements of cash flows for the three quarters ended April 1, 2011 and April 2, 2010. These financial statements are the responsibility of the Company’s management.
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
May 4, 2011

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
     The following is a list of the sections of MD&A, together with our perspective on the contents of these sections of MD&A, which we hope will assist in reading these pages:
•	Results of Operations — an analysis of our consolidated results of operations and of the results in each of our three business segments, to the extent the business segment operating results are helpful to an understanding of our business as a whole, for the periods presented in our Condensed Consolidated Financial Statements (Unaudited). In this section of MD&A, “net income” refers to net income attributable to Harris Corporation and “net income per share” refers to net income per share attributable to Harris Corporation common shareholders.

•	Liquidity and Capital Resources — an analysis of cash flows, common stock repurchases, dividends, capital structure and resources, off-balance sheet arrangements and commercial commitments and contractual obligations.

•	Critical Accounting Policies and Estimates — information about accounting policies that require critical judgments and estimates and about accounting standards that have been issued but are not yet effective for us and their potential impact.

•	Forward-Looking Statements and Factors that May Affect Future Results — cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.
RESULTS OF OPERATIONS
Highlights
     Operations results for the third quarter of fiscal 2011 include:
•	Revenue increased 6.3 percent to $1,413.3 million in the third quarter of fiscal 2011 from $1,329.5 million in the third quarter of fiscal 2010;

•	Net income decreased to $139.5 million, or $1.09 per diluted share, in the third quarter of fiscal 2011 from $166.2 million, or $1.26 per diluted share, in the third quarter of fiscal 2010;

•	Our RF Communications segment revenue was essentially flat at $550.0 million and operating income decreased 12.8 percent to $178.5 million in the third quarter of fiscal 2011 compared with the third quarter of fiscal 2010. Both revenue and operating income in the third quarter of fiscal 2010 benefited significantly from large shipments of tactical radios to equip mine resistant ambush protected (“MRAP”) vehicles for Afghanistan;

•	Our Government Communications Systems segment revenue increased 1.0 percent to $431.2 million and operating income increased 2.4 percent to $59.8 million in the third quarter of fiscal 2011 compared with the third quarter of fiscal 2010;

•	Our Integrated Network Solutions segment revenue increased 23.2 percent to $462.9 million and operating income decreased 26.9 percent to $20.7 million in the third quarter of fiscal 2011 compared with the third quarter of fiscal 2010. Integrated Network Solutions segment revenue in the third quarter of fiscal 2011 benefited from our acquisition of CapRock in the first quarter of fiscal 2011, and operating income in the third quarter of fiscal 2011 included $10.8 million of acquisition-related charges; and

•	Net cash provided by operating activities was $556.8 million in the first three quarters of fiscal 2011 compared with $635.3 million in the first three quarters of fiscal 2010, a decrease of 12.4 percent.
     As previously reported and as also discussed in Note A — Significant Accounting Policies and Recent Accounting Standards and Note P — Business Segments in the Notes, in the third quarter of fiscal 2011, we realigned our operations to provide increased market focus and address the fast-growing global market for integrated communications and information technology and services. As a result of the realignment, effective for the third quarter of fiscal 2011, our operating segment reporting structure changed, and we now report our financial results in the following three operating segments:

•	Our RF Communications segment, which is unchanged by the realignment and continues to be comprised of (i) U.S. Department of Defense and International Tactical Communications (“Tactical Communications”) and (ii) Public Safety and Professional Communications;

•	Our Government Communications Systems segment, which now is comprised of (i) Civil Programs, (ii) Defense Programs and (iii) National Intelligence Programs; and

•	Our newly formed Integrated Network Solutions segment, which is comprised of (i) Harris IT Services, (ii) Harris CapRock Communications, (iii) Healthcare Solutions, (iv) Cyber Integrated Solutions and (v) Broadcast Communications.
     Our new operating segment reporting structure reflects that Harris IT Services, Harris CapRock Communications, Healthcare Solutions and Cyber Integrated Solutions are no longer under our Government Communications Systems segment, but instead have been realigned with Broadcast Communications (formerly a separate reporting segment) to form our new Integrated Network Solutions segment. Our RF Communications segment did not change. The historical results, discussion and presentation of our business segments as set forth in this Report have been adjusted to reflect the impact of these changes to our operating segment reporting structure for all periods presented in this Report.
Consolidated Results of Operations
Revenue and Net Income

	Quarter Ended			Three Quarters Ended
	April 1,	April 2,	%	April 1,	April 2,	%
	2011	2010	Inc/(Dec)	2011	2010	Inc/(Dec)
		(Dollars in millions, except per share amounts)
Revenue	$1,413.3	$1,329.5	6.3%	$4,257.2	$3,750.2	13.5%
Net income	$139.5	$166.2	(16.1)%	$454.5	$410.2	10.8%
% of revenue	9.9%	12.5%		10.7%	10.9%
Net income per diluted common share	$1.09	$1.26	(13.5)%	$3.54	$3.11	13.8%
     Third Quarter 2011 Compared With Third Quarter 2010: The increase in revenue in the third quarter of fiscal 2011 compared with the third quarter of fiscal 2010 was primarily due to revenue from CapRock, which we acquired in the first quarter of fiscal 2011.
     The decrease in net income and net income as a percentage of revenue in the third quarter of fiscal 2011 compared with the third quarter of fiscal 2010 was primarily due to net income in the third quarter of fiscal 2010 benefiting significantly from large shipments of tactical radios to equip MRAP vehicles for Afghanistan and the resulting favorable product mix. In addition, interest expense in the third quarter of fiscal 2011 was $26.0 million compared with $18.1 million in the third quarter of fiscal 2010.
     First Three Quarters 2011 Compared With First Three Quarters 2010: The increase in revenue in the first three quarters of fiscal 2011 compared with the first three quarters of fiscal 2010 was primarily due to revenue from CapRock, which we acquired in the first quarter of fiscal 2011 and strength in international sales in Tactical Communications in our RF Communications segment.
     The increase in net income in the first three quarters of fiscal 2011 compared with the first three quarters of fiscal 2010 was primarily due to strength in the first quarter of fiscal 2011 from sales to equip the U.S. Department of Defense’s (“DoD’s”) MRAP vehicles and mine resistant ambush protected all-terrain vehicles (“M-ATVs”). This was partially offset by an increase in interest expense, to $64.2 million in the first three quarters of fiscal 2011 from $54.5 million in the first three quarters of fiscal 2010.
     See the “Discussion of Business Segment Results of Operations” and “Interest Income and Expense” discussions below in this MD&A for further information.

Gross Margin

	Quarter Ended			Three Quarters Ended
	April 1,	April 2,	%	April 1,	April 2,	%
	2011	2010	Inc/(Dec)	2011	2010	Inc/(Dec)
			(Dollars in millions)
Revenue	$1,413.3	$1,329.5	6.3%	$4,257.2	$3,750.2	13.5%
Cost of product sales and services	(896.3)	(820.0)	9.3%	(2,717.9)	(2,410.7)	12.7%
Gross margin	$517.0	$509.5	1.5%	$1,539.3	$1,339.5	14.9%
% of revenue	36.6%	38.3%		36.2%	35.7%
     Third Quarter 2011 Compared With Third Quarter 2010: The decrease in gross margin as a percentage of revenue (“gross margin percentage”) in the third quarter of fiscal 2011 compared with the third quarter of fiscal 2010 was primarily due to a less favorable product mix in our RF Communications segment and the impact of our acquisition of CapRock, which has a lower gross margin percentage than our overall gross margin percentage.
     First Three Quarters 2011 Compared With First Three Quarters 2010: The increase in gross margin percentage in the first three quarters of fiscal 2011 compared with the first three quarters of fiscal 2010 was primarily due to a more favorable product mix from our RF Communications segment in the first quarter of fiscal 2011, partially offset by the impact of our acquisition of CapRock, which has a lower gross margin percentage than our overall gross margin percentage.
     See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Engineering, Selling and Administrative Expenses

	Quarter Ended			Three Quarters Ended
	April 1,	April 2,	%	April 1,	April 2,	%
	2011	2010	Inc/(Dec)	2011	2010	Inc/(Dec)
			(Dollars in millions)
Engineering, selling and administrative expenses	$285.6	$245.0	16.6%	$796.0	$672.8	18.3%
% of revenue	20.2%	18.4%		18.7%	17.9%
     Third Quarter 2011 Compared With Third Quarter 2010: The increase in engineering, selling and administrative (“ESA”) expenses in the third quarter of fiscal 2011 compared with the third quarter of fiscal 2010 was primarily due to our acquisition of CapRock, including integration and other costs associated with the acquisition, and the pursuit of new growth opportunities.
     The increase in ESA expenses as a percentage of revenue in the third quarter of fiscal 2011 compared with the third quarter of fiscal 2010 was primarily due to integration and other costs associated with our acquisition of CapRock.
     First Three Quarters 2011 Compared With First Three Quarters 2010: The reasons for the increase in ESA expenses and the increase in ESA expenses as a percentage of revenue in the first three quarters of fiscal 2011 compared with the first three quarters of fiscal 2010 are primarily the same as those noted above regarding the third quarters of fiscal 2011 and 2010.
     See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Interest Income and Expense

	Quarter Ended			Three Quarters Ended
	April 1,	April 2,	%	April 1,	April 2,	%
	2011	2010	Inc/(Dec)	2011	2010	Inc/(Dec)
			(Dollars in millions)
Interest income	$1.3	$0.4	225.0%	$2.3	$1.1	109.1%
Interest expense	(26.0)	(18.1)	43.6%	(64.2)	(54.5)	17.8%
     Third Quarter 2011 Compared With Third Quarter 2010: Our interest income increased in the third quarter of fiscal 2011 compared with the third quarter of fiscal 2010 due to higher balances of cash and cash equivalents. Our interest expense increased in the third quarter of fiscal 2011 compared with the third quarter of fiscal 2010 primarily due to higher levels of borrowings related to our acquisition of CapRock and pending acquisitions of Schlumberger GCS and Carefx, both of which, as discussed further in Note Q — Subsequent Events in the Notes, we completed on April 4, 2011, subsequent to the end of the third quarter of fiscal 2011.

     First Three Quarters 2011 Compared With First Three Quarters 2010: Our interest income and interest expense increased in the first three quarters of fiscal 2011 compared with the first three quarters of fiscal 2010 for the same reasons as noted above regarding the third quarters of fiscal 2011 and 2010.
Income Taxes

	Quarter Ended			Three Quarters Ended
	April 1,	April 2,	%	April 1,	April 2,	%
	2011	2010	Inc/(Dec)	2011	2010	Inc/(Dec)
			(Dollars in millions)
Income taxes	$67.2	$80.1	(16.1)%	$225.6	$202.1	11.6%
Effective tax rate	32.6%	32.5%		33.2%	33.0%
     Third Quarter 2011 Compared With Third Quarter 2010: Our effective tax rate (income taxes as a percentage of income before income taxes) in the third quarter of fiscal 2011 benefited from the expiration of state income tax statutes of limitations and several other minor discrete items. Our effective tax rate in the third quarter of fiscal 2010 benefited from several minor discrete items.
     First Three Quarters 2011 Compared With First Three Quarters 2010: In the first three quarters of fiscal 2011, the major discrete item from which our effective tax rate benefited was a $5.9 million tax benefit associated with legislative action during the second quarter of fiscal 2011 that restored the U.S. Federal income tax credit for research and development expenses, which we recorded in the second quarter of fiscal 2011. In the first three quarters of fiscal 2010, the major discrete item from which our effective tax rate benefited was a $3.5 million state income tax benefit associated with the filing of our fiscal 2008 income tax returns, which we recorded in the second quarter of fiscal 2010.
Discussion of Business Segment Results of Operations
     As discussed further in the “Highlights” discussion above of this MD&A, our operating segment reporting structure changed, effective for the third quarter of fiscal 2011. Our new operating segment reporting structure reflects that, as a result of a realignment of our operations, we formed our Integrated Network Solutions segment as a new segment. The new segment realigns Harris IT Services, Harris CapRock Communications, Healthcare Solutions and Cyber Integrated Solutions (all of which were formerly under our Government Communications Systems segment) with Broadcast Communications (formerly a separate reporting segment). Our Government Communications Systems segment now is comprised of Civil Programs, Defense Programs and National Intelligence Programs. Our RF Communications segment did not change. The historical results, discussion and presentation of our business segments as set forth in this Report have been adjusted to reflect the impact of these changes to our operating segment reporting structure for all periods presented in this Report.
RF Communications Segment

	Quarter Ended			Three Quarters Ended
	April 1,	April 2,	%	April 1,	April 2,	%
	2011	2010	Inc/(Dec)	2011	2010	Inc/(Dec)
			(Dollars in millions)
Revenue	$550.0	$550.7	(0.1)%	$1,661.2	$1,437.3	15.6%
Segment operating income	178.5	204.7	(12.8)%	596.3	487.3	22.4%
% of revenue	32.5%	37.2%		35.9%	33.9%
     Third Quarter 2011 Compared With Third Quarter 2010: RF Communications segment revenue in the third quarter of fiscal 2011 of $550.0 million included $431.4 million in Tactical Communications and $118.6 million in Public Safety and Professional Communications. Revenue in the third quarter of fiscal 2011 was flat for both Tactical Communications and Public Safety and Professional Communications compared with the third quarter of fiscal 2010. Revenue in Tactical Communications was primarily driven by strengthening international sales, which comprised half of Tactical Communications revenue in the third quarter of fiscal 2011. Sales to the DoD of radios to equip MRAP vehicles declined by $206 million in the third quarter of fiscal 2011 compared with the third quarter of fiscal 2010. Excluding MRAP vehicle-related radio sales, however, sales to the DoD increased significantly in the third quarter of fiscal 2011 compared with the third quarter of fiscal 2010 as a result of adoption in the Falcon III® product line.
     The decrease in RF Communications segment operating income and operating income as a percentage of revenue in the third quarter of fiscal 2011 compared with the third quarter of fiscal 2010 was primarily due to operating income in the third quarter of fiscal 2010 benefiting significantly from large shipments of tactical radios to equip MRAP vehicles.

     RF Communications segment orders in the third quarter of fiscal 2011 totaled $722 million, including $351 million in Tactical Communications and $371 million in Public Safety and Professional Communications. At the end of the third quarter of fiscal 2011, total backlog for our RF Communications segment was $1.70 billion, including $981 million in Tactical Communications and $715 million in Public Safety and Professional Communications.
     During the third quarter of fiscal 2011, orders in Tactical Communications reflected strong demand from the DoD for a variety of communications systems, including a $70 million order to deliver encryption devices and support services for use in the Force XXI Battle Command Brigade and Below-Blue Force Tracking system; two orders totaling $40 million from the U.S. Army for Falcon II® high frequency vehicular radio systems; and a $23 million order from the U.S. Air Force to supply Falcon III RF-310M multiband handheld radios in a repeater configuration to extend the network.
     In the third quarter of fiscal 2011, Tactical Communications orders in the international market included a $29 million order from a country in Asia to provide in-country battle management software, networking modules, wide-area high-capacity line-of-sight radios, and engineering training and maintenance to support the next phase of an integrated command, control, communications, computers, intelligence, surveillance and reconnaissance (“C4ISR”) system; a $22 million order from a country in Asia for Falcon III RF-7800S Secure Personal Radios in support of a multi-year infantry soldier modernization program; a $19 million order from a country in Southeast Asia for Falcon III and Falcon II tactical radios and related equipment to provide command and control; and other significant orders from Australia, Afghanistan and another international government customer.
     New orders in Public Safety and Professional Communications in the third quarter of fiscal 2011 included a $291 million order to design and build Alberta, Canada’s First Responders Radio Communications System (“AFRRCS”) that will provide public safety communications for the 256,000 square-mile province and a $15 million order from Dane County, Wisconsin to upgrade the county’s public safety communication system.
     First Three Quarters 2011 Compared With First Three Quarters 2010: The increase in RF Communications segment revenue, operating income and operating income as a percentage of revenue in the first three quarters of fiscal 2011 compared with the first three quarters of fiscal 2010 was primarily driven by sales for the DoD’s MRAP vehicle and M-ATV programs, most of which occurred in the first quarter of fiscal 2011, and strong international sales.
Government Communications Systems Segment

	Quarter Ended			Three Quarters Ended
	April 1,	April 2,	%	April 1,	April 2,	%
	2011	2010	Inc/(Dec)	2011	2010	Inc/(Dec)
			(Dollars in millions)
Revenue	$431.2	$426.9	1.0%	$1,277.0	$1,297.6	(1.6)%
Segment operating income	59.8	58.4	2.4%	163.8	167.1	(2.0)%
% of revenue	13.9%	13.7%		12.8%	12.9%
     Third Quarter 2011 Compared With Third Quarter 2010: Government Communications Systems segment revenue in the third quarter of fiscal 2011 compared with the third quarter of fiscal 2010 increased on the Geostationary Operational Environmental Satellite — Series R (“GOES-R”) Ground and Antenna Segment weather programs for National Oceanic and Atmospheric Administration (“NOAA”) and the F-35 Lightning II fighter aircraft program for the DoD, but declined on several classified programs as a result of slower U.S. Government spending. Government Communications Systems segment revenue also declined, as expected, on the Field Data Collection Automation (“FDCA”) program for the 2010 U.S. Census due to its wind-down.
     Government Communications Systems segment operating income and operating income as a percentage of revenue were higher in the third quarter of fiscal 2011 compared with the third quarter of fiscal 2010, primarily due to improved performance on our space communications systems programs, partially offset by the impact of our FDCA program for the 2010 U.S. Census winding down.
     Major contract awards in the third quarter of fiscal 2011 in our Government Communications Systems segment included a three-year contract from Boeing Space and Intelligence Systems to build Ka-band antennas for three Inmarsat-5 satellites, a three-year contract from Boeing Space and Intelligence Systems for a 22-meter deployable L-band reflector to support military and civil communications in Mexico, and a follow-on delivery order, potentially worth $15 million, from the U.S. Air Force for telemetry modules that provide missile data and command destruct capability for the AIM-120 Advanced Medium-Range Air-to-Air Missile (“AMRAAM”). After the close of the third quarter of fiscal 2011, we were awarded a contract, potentially worth $11 million, from the National Geospatial-Intelligence Agency for Adjusted Metric Support Data/Digital Point Positioning Data Base (“AMSD/DPPDB”) used for targeting purposes and Controlled Image Base (“CIB”) used for mission planning systems.

     First Three Quarters 2011 Compared With First Three Quarters 2010: Government Communications Systems segment revenue and operating income decreased in the first three quarters of fiscal 2011 compared with the first three quarters of fiscal 2010. The major drivers of revenue and operating income increases and decreases in our Government Communication Systems segment were the programs noted above regarding the third quarters of fiscal 2011 and 2010. In addition, operating income in the first quarter of fiscal 2010 benefited from favorable award fees for the completion of the equipment build-out phase on the FAA Telecommunications Infrastructure (“FTI”) program for the Federal Aviation Administration (“FAA”).
Integrated Network Solutions Segment

	Quarter Ended			Three Quarters Ended
	April 1,	April 2,	%	April 1,	April 2,	%
	2011	2010	Inc/(Dec)	2011	2010	Inc/(Dec)
			(Dollars in millions)
Revenue	$462.9	$375.8	23.2%	$1,400.4	$1,080.5	29.6%
Segment operating income	20.7	28.3	(26.9)%	67.8	90.6	(25.2)%
% of revenue	4.5%	7.5%		4.8%	8.4%
     Third Quarter 2011 Compared With Third Quarter 2010: The increase in Integrated Network Solutions segment revenue in the third quarter of fiscal 2011 compared with the third quarter of fiscal 2010 was primarily due to revenue from CapRock, which we acquired in the first quarter of fiscal 2011, and continued improvement in Broadcast Communications, while Harris IT Services revenue was negatively impacted by slower U.S. Government spending. Integrated Network Solutions operating income and operating income as a percentage of revenue were lower in the third quarter of fiscal 2011 compared with the third quarter of fiscal 2010, primarily due to the impact of charges for integration and other costs associated with our acquisition of CapRock, accelerated investments in Cyber Integrated Solutions and lower pricing on the Harris IT Services contract extension for the Navy Marine Corps Intranet (“NMCI”) program, partially offset by improved performance in Broadcast Communications.
     Integrated Network Solutions segment awards in the third quarter of fiscal 2011 included 14 task orders on the DISN Satellite Transmission Services — Global (“DSTS-G”) and Future Commercial SATCOM Acquisition (“FCSA”) contracts, with a potential value of $150 million, to provide C, Ku, and X-band space segment capacity, monitoring and control, teleport services, and operations and maintenance to customers operating in Asia, Europe, the U.S. and all major ocean regions; and a $15 million option year extension from the U.S. Department of Veterans Affairs for healthcare imaging software and systems engineering services for the VistA imaging application. We also received a $10 million order in the third quarter of fiscal 2011 from the Virtual Computing Environment Company (“VCE”) for trusted enterprise cloud services. This followed the announcement of a strategic alliance between Harris, EMC Corporation and VCE to develop and market trusted cloud solutions.
     In the second quarter of fiscal 2011, we announced a definitive agreement to acquire Schlumberger GCS for $397.5 million in cash, subject to post-closing adjustments. In the third quarter of fiscal 2011, we announced a definitive agreement to acquire Carefx for $155 million in cash, subject to post-closing adjustments. As discussed further in Note Q — Subsequent Events in the Notes, we completed both of these acquisitions on April 4, 2011, subsequent to the end of the third quarter of fiscal 2011. The acquisition of Schlumberger GCS adds scale to our global managed satellite communications services capabilities, increases our international footprint and further diversifies us into faster-growing markets. The acquisition of Carefx expands our presence in government healthcare, provides entry into the commercial healthcare market, and is expected to leverage the healthcare interoperability workflow products offered by Carefx and the broader global scale of enterprise intelligence solutions and services that we provide.
     First Three Quarters 2011 Compared With First Three Quarters 2010: The reasons Integrated Network Solutions segment revenue increased and operating income and operating income as a percentage of revenue decreased in the first three quarters of fiscal 2011 compared with the first three quarters of fiscal 2010 are primarily the same as those noted above regarding the third quarters of fiscal 2011 and 2010.
Unallocated Corporate Expense and Corporate Eliminations

	Quarter Ended			Three Quarters Ended
	April 1,	April 2,	%	April 1,	April 2,	%
	2011	2010	Inc/(Dec)	2011	2010	Inc/(Dec)
			(Dollars in millions)
Unallocated corporate expense	$19.8	$23.0	(13.9)%	$67.5	$67.0	0.7%
Corporate eliminations	7.8	3.9	100.0%	17.1	11.3	51.3%

     Third Quarter 2011 Compared With Third Quarter 2010: The decrease in unallocated corporate expense in the third quarter of fiscal 2011 compared with the third quarter of fiscal 2010 was primarily due to lower benefit plan expenses. Corporate eliminations increased in the third quarter of fiscal 2011 compared with the third quarter of fiscal 2010 due to higher intersegment activity.
     First Three Quarters 2011 Compared With First Three Quarters 2010: Corporate eliminations increased in the first three quarters of fiscal 2011 compared with the first three quarters of fiscal 2010 due to higher intersegment activity.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Three Quarters Ended
	April 1,	April 2,
	2011	2010
	(In millions)
Net cash provided by operating activities	$556.8	$635.3
Net cash used in investing activities	(754.6)	(176.4)
Net cash provided by (used in) financing activities	622.6	(336.6)
Effect of exchange rate changes on cash and cash equivalents	5.1	2.2

Net increase in cash and cash equivalents	429.9	124.5
Cash and cash equivalents, beginning of year	455.2	281.2

Cash and cash equivalents, end of quarter	$885.1	$405.7

     Cash and Cash Equivalents: Our cash and cash equivalents increased $429.9 million to $885.1 million at the end of the third quarter of fiscal 2011 from $455.2 million at the end of fiscal 2010. The increase was primarily due to $556.8 million of net cash provided by operating activities and $855.7 million of proceeds from borrowings, partially offset by $548.4 million of net cash paid for our acquisitions of CapRock and Core180 Infrastructure, $156.0 million used to repurchase shares of our common stock, $186.1 million of property, plant and equipment additions and $95.7 million used to pay cash dividends.
     Our financial position remained strong at April 1, 2011. We ended the third quarter of fiscal 2011 with cash and cash equivalents of $885.1 million; we have no long-term debt maturing until fiscal 2016; we have a senior unsecured $750 million revolving credit facility that expires in September 2013 ($570.0 million of which was available to us as of April 1, 2011 as a result of $180.0 million of short-term debt outstanding under our commercial paper program, which was supported by such senior unsecured revolving credit facility); we have a senior unsecured $300 million 364-day revolving credit facility that expires on September 28, 2011 (all of which was available to us as of April 1, 2011); and we do not have any material defined benefit pension plan obligations.
     Subsequent to the end of the third quarter of fiscal 2011, we used $552.5 million of our cash and cash equivalents to complete our acquisitions of Schlumberger GCS and Carefx. Given our current cash position, outlook for funds generated from operations, credit ratings, available credit facilities, cash needs and debt structure, we have not experienced to date, and do not expect to experience, any material issues with liquidity, although we can give no assurances concerning our future liquidity.
     We also currently believe that existing cash, funds generated from operations, our credit facilities and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures and repurchases under our share repurchase program for the next 12 months. We anticipate tax payments over the next three years to be approximately equal to our tax expense during the same period. Other than those cash outlays noted in the “Commercial Commitments and Contractual Obligations” discussion below in this MD&A, capital expenditures and repurchases under our share repurchase program, no other significant cash outlays are anticipated during the remainder of fiscal 2011.
     There can be no assurance, however, that our business will continue to generate cash flow at current levels, that ongoing operational improvements will be achieved, or that the cost or availability of future borrowings, if any, under our commercial paper program or our credit facilities or in the debt markets will not be impacted by any potential future credit and capital markets disruptions. If we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations, we may be required to sell assets, reduce capital expenditures, reduce or eliminate strategic acquisitions, reduce or terminate our share repurchase program, reduce or eliminate dividends, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make principal payments or pay interest on or refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense, government, satellite and broadcast communications markets and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

     Net cash provided by operating activities: Our net cash provided by operating activities was $556.8 million in the first three quarters of fiscal 2011 compared with $635.3 million in the first three quarters of fiscal 2010. The decrease was primarily due to higher tax payments and lower cash flow from operations in our Government Communications Systems segment in the first three quarters of fiscal 2011 compared with the first three quarters of fiscal 2010. Cash flow from operations was positive in all of our business segments in the first three quarters of fiscal 2011, primarily reflecting strong operating income.
     Net cash used in investing activities: Our net cash used in investing activities was $754.6 million in the first three quarters of fiscal 2011 compared with $176.4 million in the first three quarters of fiscal 2010. Net cash used in investing activities in the first three quarters of fiscal 2011 consisted of $548.4 million of net cash paid for our acquisitions of CapRock and Core180 Infrastructure, $186.1 million of property, plant and equipment additions, $10.1 million of capitalized software additions and $10.0 million of cash paid for a cost-method investment. Net cash used in investing activities in the first three quarters of fiscal 2010 consisted of $129.9 million of property, plant and equipment additions, $6.3 million of capitalized software additions and $40.2 million of net cash paid for acquired businesses. The increase in our capital expenditures in the first three quarters of fiscal 2011 compared with the first three quarters of fiscal 2010 was primarily due to the build-out of our newly acquired Harris Cyber Integration Center and our recently acquired RF Communications manufacturing facility. Our total capital expenditures, including capitalized software, in fiscal 2011 are expected to be between $325 million and $345 million, primarily reflecting accelerated investment in our Harris Cyber Integration Center and other growth initiatives.
     Net cash provided by (used in) financing activities: Our net cash provided by financing activities was $622.6 million in the first three quarters of fiscal 2011 compared with net cash used in financing activities of $336.6 million in the first three quarters of fiscal 2010. Net cash provided by financing activities in the first three quarters of fiscal 2011 primarily consisted of $855.7 million of proceeds from borrowings to partially fund our acquisition of CapRock and to fund our pending acquisitions of Schlumberger GCS and Carefx, both of which we completed on April 4, 2011, subsequent to the end of the third quarter of fiscal 2011, partially offset by $156.0 million used to repurchase shares of our common stock and $95.7 million used to pay cash dividends. Net cash used in financing activities in the first three quarters of fiscal 2010 primarily consisted of $106.6 million used for repayments of borrowings, $155.7 million used to repurchase shares of our common stock and $86.4 million used to pay cash dividends.
Common Stock Repurchases
     During the third quarter of fiscal 2011, we used $50.0 million to repurchase 1,020,018 shares of our common stock under our repurchase program at an average price per share of $49.02, including commissions. During the third quarter of fiscal 2010, we used $49.9 million to repurchase 1,118,900 shares of our common stock under our repurchase program at an average price per share of $44.63, including commissions. During the first three quarters of fiscal 2011, we used $150.0 million to repurchase 3,277,780 shares of our common stock under our repurchase program at an average price per share of $45.76, including commissions. During the first three quarters of fiscal 2010, we used $149.9 million to repurchase 3,703,772 shares of our common stock under our repurchase program at an average price per share of $40.48, including commissions. In each of the third quarter of fiscal 2011 and third quarter of fiscal 2010, $0.3 million in shares of our common stock was delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. In the first three quarters of fiscal 2011 and first three quarters of fiscal 2010, $6.0 million and $5.8 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares repurchased by us are cancelled and retired.
     As of April 1, 2011, we have a remaining authorization to repurchase approximately $300 million in shares of our common stock under our repurchase program, which does not have a stated expiration date. Repurchases under our repurchase program may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. Share repurchases are expected to be funded with available cash. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time.
     Additional information regarding share repurchases during the third quarter of fiscal 2011 and our repurchase program is set forth in this Report under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
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
     The 364-Day Revolving Credit Agreement contains certain customary covenants similar to the 2008 Credit Agreement discussed below. We were in compliance with the covenants in the 364-Day Revolving Credit Agreement in the third quarter of fiscal 2011. The 364-Day Revolving Credit Agreement contains certain events of default similar to the 2008 Credit Agreement discussed below. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the 364-Day Revolving Credit Agreement are due and mature on September 28, 2011, unless the commitments are terminated earlier either at our request or if certain events of default occur. At April 1, 2011, we had no borrowings outstanding under the 364-Day Revolving Credit Agreement.
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
     The 2008 Credit Agreement contains certain customary covenants, including covenants limiting: certain liens on our assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and certain investments in unrestricted subsidiaries. The 2008 Credit Agreement also requires that we not permit our ratio of consolidated total indebtedness to total capital, each as defined, to be greater than 0.60 to 1.00 and not permit our ratio of consolidated EBITDA to consolidated net interest expense, each as defined, to be less than 3.00 to 1.00 (measured on the last day of each fiscal quarter for the rolling four-quarter period then ending). We were in compliance with the covenants in the 2008 Credit Agreement in the third quarter of fiscal 2011. The 2008 Credit Agreement contains certain events of default, including: failure to make payments; failure to perform or observe terms, covenants and agreements; material inaccuracy of any representation or warranty; payment default under other indebtedness with a principal amount in excess of $75 million, other default under such other indebtedness that permits acceleration of such indebtedness, or acceleration of such other indebtedness; occurrence of one or more final judgments or orders for the payment of money in excess of $75 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $75 million; any bankruptcy or insolvency; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the 2008 Credit Agreement are due and mature on September 10, 2013, unless the commitments are terminated earlier either at our request or if certain events of default occur. At April 1, 2011, we had no borrowings outstanding under the 2008 Credit Agreement, but we had $180.0 million of short-term debt outstanding under our commercial paper program, which was supported by our senior unsecured revolving credit facility under the 2008 Credit Agreement.
     Long-Term Debt: As discussed in Note J — Debt in the Notes, on December 3, 2010, we completed the issuance of $400 million in aggregate principal amount of the 4.4% 2020 Notes due December 15, 2020 and $300 million in aggregate principal amount of the 6.15% 2040 Notes due December 15, 2040. Interest on each of the 2020 Notes and the 2040 Notes is payable semi-annually in arrears on June 15 and December 15 of each year. We may redeem the 2020 Notes and/or the 2040 Notes at any time in whole or, from time to time, in part at the applicable “make-whole” redemption price. The applicable “make-whole” redemption price is equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus 25 basis points in the case of the 2020 Notes and 35 basis points in the case of the 2040 Notes. In each case, we will pay accrued interest on the principal amount of the notes being redeemed to the redemption date. In addition, upon a change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the notes at a price equal to 101 percent of the aggregate principal amount of the notes repurchased, plus accrued interest on the notes repurchased to the date of repurchase. We incurred $5.5 million and $4.8 million in debt issuance costs and discounts related to the issuance of the 2020 Notes and 2040 Notes, respectively, which are being amortized on a straight-line basis over the respective lives of the notes, which approximates the effective interest rate method, and are reflected as a portion of interest expense in the accompanying Condensed Consolidated Statement of Income (Unaudited).
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
     On September 20, 2005, we completed the issuance of $300 million in aggregate principal amount of 5.0% Notes due October 1, 2015. Interest on the notes is payable on April 1 and October 1 of each year. We may redeem the notes in whole, or in part, at any time at the “make-whole” redemption price. The “make-whole” redemption price is equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus 15 basis points. In each case, we will pay accrued interest on the principal amount of the notes being redeemed to the redemption date. We incurred $4.1 million in debt issuance costs and discounts related to the issuance of the notes, which are being amortized on a straight-line basis over a ten-year period and reflected as a portion of interest expense in the accompanying Condensed Consolidated Statement of Income (Unaudited).
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
     In January 1996, we completed the issuance of $100 million in aggregate principal amount of 7.0% Debentures due January 15, 2026. The debentures are not redeemable prior to maturity.
     Short-Term Debt: Our short-term debt at April 1, 2011, December 31, 2010, October 1, 2010 and July 2, 2010 was $180.0 million, $30.0 million, $275.0 million and $30.0 million, respectively, and consisted primarily of commercial paper outstanding under our commercial paper program, which was supported by our senior unsecured revolving credit facility under the 2008 Credit Agreement. During the first quarter of fiscal 2011, we issued approximately $320 million of commercial paper to fund a portion of the purchase price for our acquisition of CapRock. During the second quarter of fiscal 2011, we used approximately $285 million of the net proceeds from the sale of the 2020 Notes and 2040 Notes described above for repayment of a substantial portion of our outstanding commercial paper. During the third quarter of fiscal 2011, we issued $150 million of commercial paper to fund a portion of the purchase price for our pending acquisitions of Schlumberger GCS and Carefx, both of which we completed on April 4, 2011, subsequent to the end of the third quarter of fiscal 2011.
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

     Currently we are not participating in any material transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of April 1, 2011, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our results of operations, financial condition or cash flows. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, financial condition or cash flows.
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
Commercial Commitments and Contractual Obligations
     The amounts disclosed in our Fiscal 2010 Form 10-K include our commercial commitments and contractual obligations. During the three quarters ended April 1, 2011:
•	We incurred additional operating lease commitments of approximately $137 million associated with our acquisition of CapRock (primarily with respect to satellite bandwidth) in the first quarter of fiscal 2011;

•	We issued $400 million in aggregate principal amount of 4.4% Notes due December 15, 2020 and $300 million in aggregate principal amount of 6.15% Notes due December 15, 2040 in the second quarter of fiscal 2011;

•	We entered into a definitive agreement to acquire Schlumberger GCS for $397.5 million in cash, subject to post-closing adjustments, as announced on November 8, 2010. We completed this acquisition on April 4, 2011, subsequent to the end of the third quarter of fiscal 2011; and

•	We entered into a definitive agreement to acquire Carefx for $155 million in cash, subject to post-closing adjustments, as announced on February 22, 2011. We completed this acquisition on April 4, 2011, subsequent to the end of the third quarter of fiscal 2011.
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
Impact of Recently Issued Accounting Standards
     Accounting standards issued but not effective for us until after April 1, 2011 are not expected to have a material impact on our financial position, results of operations or cash flows.
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
     Foreign Exchange and Currency: We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent adverse change in currency exchange rates for our foreign currency derivatives held at April 1, 2011 would not have had a material impact on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note O — Derivative Instruments and Hedging Activities in the Notes for additional information.
     Interest Rates: As of April 1, 2011, we had long-term debt obligations and short-term debt under our commercial paper program subject to interest rate risk. Because the interest rates on our long-term debt obligations are fixed, and because our long-term debt is not putable (redeemable at the option of the holders of the debt prior to maturity), the interest rate risk associated with this debt on our results of operations is not material. We have a short-term variable-rate commercial paper program in place, which we may utilize to satisfy short-term cash requirements. We can give no assurances that interest rates will not change significantly or have a material effect on our income or cash flows over the next twelve months.
Item 4. Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal quarter ended April 1, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of the fiscal quarter ended April 1, 2011 our disclosure controls and procedures were effective.
     (b) Changes in internal control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and adding additional monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
     During the third quarter of fiscal 2011, we repurchased 1,020,018 shares of our common stock under our repurchase program at an average price per share of $49.00, excluding commissions. During the third quarter of fiscal 2010, we repurchased 1,118,900 shares of our common stock under our repurchase program at an average price per share of $44.61, excluding commissions. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired.

     The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended April 1, 2011:

				Maximum approximate
				dollar value of
				shares that
			Total number of shares	may yet be
			purchased as part of	purchased under
	Total number of	Average price paid	publicly announced	the plans or
Period*	shares purchased	per share	plans or programs (1)	programs (1)
Month No. 1
(January 1, 2011-January 28, 2011)
Repurchase Programs (1)	None	n/a	None	$350,571,891
Employee Transactions (2)	23,529	$48.13	n/a	n/a
Month No. 2
(January 29, 2011-February 25, 2011)
Repurchase Programs (1)	1,020,018	$49.00	1,020,018	$300,592,325
Employee Transactions (2)	23,635	$49.00	n/a	n/a
Month No. 3
(February 26, 2011-April 1, 2011)
Repurchase Programs (1)	None	n/a	None	$300,592,325
Employee Transactions (2)	5,657	$46.76	n/a	n/a

Total	1,072,839	$48.97	1,020,018	$300,592,325

*	Periods represent our fiscal months.

(1)	On March 2, 2009, we announced that on February 27, 2009, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $600 million in shares of our stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. Our repurchase program does not have a stated expiration date. The approximate dollar amount of our stock that may yet be purchased under our repurchase program as of April 1, 2011 was $300,592,325 (as reflected in the table above). Our repurchase program has resulted, and is expected to continue to result, in repurchases in excess of offsetting the dilutive effect of shares issued under our share-based incentive plans. However, the level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. As a matter of policy, we do not repurchase shares during the period beginning on the 15th day of the third month of a fiscal quarter and ending two days following the public release of earnings and financial results for such fiscal quarter.

(2)	Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised stock options, (b) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance shares or restricted shares which vested during the quarter, (c) performance or restricted shares returned to us upon retirement or employment termination of employees or (d) shares of our common stock purchased by, or sold to us by, the Harris Corporation Master Rabbi Trust, with the trustee thereof acting at our direction, to fund obligations of the Rabbi Trust under our deferred compensation plans. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.
Sales of Unregistered Securities
     During the third quarter of fiscal 2011, we did not issue or sell any unregistered equity securities.
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

(12)	Computation of Ratio of Earnings to Fixed Charges.

(15)	Letter Regarding Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

(101.INS)	*XBRL Instance Document.

(101.SCH)	*XBRL Taxonomy Extension Schema Document.

(101.CAL)	*XBRL Taxonomy Extension Calculation Linkbase Document.

(101.LAB)	*XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	*XBRL Taxonomy Extension Presentation Linkbase Document.

(101.DEF)	*XBRL Taxonomy Extension Definition Linkbase Document.

*	Furnished herewith (not filed).

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS CORPORATION (Registrant)
Date: May 4, 2011	By:	/s/ Gary L. McArthur
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

(12)	Computation of Ratio of Earnings to Fixed Charges.

(15)	Letter Regarding Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

(101.INS)	*XBRL Instance Document.

(101.SCH)	*XBRL Taxonomy Extension Schema Document.

(101.CAL)	*XBRL Taxonomy Extension Calculation Linkbase Document.

(101.LAB)	*XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	*XBRL Taxonomy Extension Presentation Linkbase Document.

(101.DEF)	*XBRL Taxonomy Extension Definition Linkbase Document.

*	Furnished herewith (not filed).