Form 10-K
period 2011-07-01
HARRIS CORP /DE/
filed 2011-08-29
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 1, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No ✓

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $5,760,729,154 (based upon the quoted closing sale price per share of the stock on the New York Stock Exchange) on the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2010). For purposes of this calculation, the registrant has assumed that its directors and executive officers as of December 31, 2010 are affiliates.

The number of outstanding shares of the registrant’s common stock as of August 26, 2011 was 120,208,465.

Documents Incorporated by Reference:

Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders scheduled to be held on October 28, 2011, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended July 1, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

HARRIS CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JULY 1, 2011

Exhibits

This Annual Report on Form 10-K contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries. Bluetooth® is a registered trademark of Bluetooth SIG, Inc. 7-Eleven® is a registered trademark of 7-Eleven, Inc. All other trademarks are the property of their respective owners.

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

HARRIS
Harris Corporation, together with its subsidiaries, is an international communications and information technology company serving government and commercial markets in more than 150 countries. We are dedicated to developing best-in-class assured communications® products, systems and services for global markets, including RF communications, integrated network solutions and government communications systems.

Harris Corporation was incorporated in Delaware in 1926 as the successor to three companies founded in the 1890s. Our principal executive offices are located at 1025 West NASA Boulevard, Melbourne, Florida 32919, and our telephone number is (321) 727-9100. Our common stock is listed on the New York Stock Exchange under the symbol “HRS.” On July 1, 2011, we employed approximately 16,900 people. Unless the context otherwise requires, the terms “we,” “our,” “us,” “Company” and “Harris” as used in this Report refer to Harris Corporation and its subsidiaries.

General
We structure our operations primarily around the products and services we sell and the markets we serve, and we report the financial results of our operations in the following three reportable operating segments:

•	Our RF Communications segment, comprised of (i) U.S. Department of Defense and International Tactical Communications and (ii) Public Safety and Professional Communications;
•	Our Integrated Network Solutions segment, comprised of (i) IT Services, (ii) Managed Satellite and Terrestrial Communications Solutions, (iii) Healthcare Solutions, (iv) Cyber Integrated Solutions and (v) Broadcast and New Media Solutions; and
•	Our Government Communications Systems segment, comprised of (i) Civil Programs, (ii) Defense Programs and (iii) National Intelligence Programs.

As previously reported and as discussed further in Note 25: Business Segments in the Notes to Consolidated Financial Statements in this Report (the “Notes”), our reportable operating segment structure reflects that, in the third quarter of fiscal 2011, we realigned our operations to provide increased market focus and address the fast-growing global market for integrated communications and information technology and services. As a result of the realignment of our operations, effective for the third quarter of fiscal 2011, we formed our Integrated Network Solutions segment as a new segment. The new segment realigns IT Services, Managed Satellite and Terrestrial

Communications Solutions, Healthcare Solutions and Cyber Integrated Solutions (all of which were formerly under our Government Communications Systems segment) with Broadcast and New Media Solutions (formerly a separate reportable segment called Broadcast Communications). Our RF Communications segment did not change. The historical results, discussion and presentation of our operating segments as set forth in this Report have been adjusted to reflect the impact of these changes to our reportable operating segment structure for all periods presented in this Report.

In the fourth quarter of fiscal 2009, in connection with the May 27, 2009 spin-off (the “Spin-off”) in the form of a taxable pro rata dividend to our shareholders of all the shares of Harris Stratex Networks, Inc. (now known as Aviat Networks, Inc.) (“HSTX”) common stock owned by us, we eliminated our former HSTX operating segment. Our historical financial results have been restated to account for HSTX as discontinued operations for all periods presented in this Report, and unless otherwise specified, disclosures in this Report relate solely to our continuing operations. For additional information regarding discontinued operations, see Note 3: Discontinued Operations in the Notes.

Financial information with respect to all of our other activities, including corporate costs not allocated to the operating segments or discontinued operations, is reported as part of the “Unallocated corporate expense” or “Non-operating loss” line items in our Consolidated Financial Statements and accompanying Notes.

Recent Acquisitions
Acquisition of CapRock.  On July 30, 2010, we acquired privately held CapRock Holdings, Inc. and its subsidiaries, including CapRock Communications, Inc. (collectively, “CapRock”), a global provider of mission-critical, managed satellite communications services for the government, energy and maritime industries. CapRock’s solutions include broadband Internet access, voice over Internet Protocol (“VOIP”) telephony, wideband networking and real-time video, delivered to nearly 2,000 customer sites around the world. The acquisition of CapRock increased the breadth of our assured communications® capabilities, while enabling us to enter new vertical markets and increase our international presence. The total net purchase price for CapRock was $517.5 million. We report CapRock as part of Managed Satellite and Terrestrial Communications Solutions under our Integrated Network Solutions segment.

Acquisition of Schlumberger GCS.  On April 4, 2011, we acquired from Schlumberger B.V. and its affiliates (“Schlumberger”) substantially all of the assets of the Schlumberger group’s Global Connectivity Services business (“Schlumberger GCS”), a provider of satellite and terrestrial communications services for the worldwide energy industry. The total net purchase price for Schlumberger GCS was $380.6 million, subject to post-closing adjustments. We report Schlumberger GCS as part of Managed Satellite and Terrestrial Communications Solutions under our Integrated Network Solutions segment.

Acquisition of Carefx.  Also on April 4, 2011, we acquired privately held Carefx Corporation (“Carefx”), a provider of interoperability workflow solutions for government and commercial healthcare providers. Carefx’s solution suite is used by more than 800 hospitals, healthcare systems and health information exchanges across North America, Europe and Asia. This acquisition expanded our presence in government healthcare, provided entry into the commercial healthcare market, and is expected to leverage the healthcare interoperability workflow products offered by Carefx and the broader scale of enterprise intelligence solutions and services that we provide. The total net purchase price for Carefx was $152.6 million, subject to post-closing adjustments. We report Carefx as part of Healthcare Solutions under our Integrated Network Solutions segment.

Subsequent Event — Share Repurchase Program
On July 30, 2011, our Board of Directors approved a new $1 billion share repurchase program (the “New Repurchase Program”) and increased the quarterly cash dividend rate on our common stock from $0.25 per share to $0.28 per share. The New Repurchase Program replaced our prior share repurchase program (the “2009 Repurchase Program”), which had a remaining, unused authorization of approximately $200 million. The New Repurchase Program does not have a stated expiration date. We currently expect to repurchase up to $500 million in shares under the New Repurchase Program by the end of calendar year 2011. The New Repurchase Program is expected to result in repurchases well in excess of the dilutive effect of shares issued under our share-based incentive plans. However, the level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors our Board of Directors may deem relevant. Share repurchases are expected to be funded with available cash and commercial paper. Repurchases under the New Repurchase Program may be made through open market purchases, private transactions, transactions structured through investment banking institutions, or any combination thereof. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time.

Financial Information About Our Business Segments
Financial information with respect to our business segments, including revenue, operating income or loss and total assets, and with respect to our operations outside the United States, is contained in Note 25: Business Segments in the Notes and is incorporated herein by reference.

Description of Business by Segment

RF Communications
RF Communications is a global supplier of secure tactical radio communications and embedded high-grade encryption solutions for military, government and commercial organizations and also of secure communications systems and equipment for public safety, utility and transportation markets. RF Communications is comprised of (i) U.S. Department of Defense and International Tactical Communications and (ii) Public Safety and Professional Communications.

U.S. Department of Defense and International Tactical Communications:  We design, develop and manufacture a comprehensive line of secure radio communications products and systems for manpack, handheld, soldier-worn, vehicular, strategic fixed-site and shipboard applications that operate in various radio frequency bands — high-frequency (“HF”), very high-frequency (“VHF”) and ultra high-frequency (“UHF”) — as well as in multiband mode and over satellite communications (“SATCOM”). These radio systems are highly flexible, interoperable and capable of supporting diverse mission requirements. Our Falcon® family of tactical radios is built on a software-defined radio platform that is reprogrammable to add features or software upgrades. Our Falcon radios also have the highest grade embedded encryption and provide highly mobile, secure and reliable network communications capability without relying on a fixed infrastructure. This capability allows warfighters, for example, to remain connected with each other, their command structures and support organizations, and provides them the ability to communicate information and maintain situational awareness of both friendly and opposing forces, which are critical to both the safety and success of their missions. Our Falcon radio systems have been widely deployed in multiple variants of Mine Resistant Ambush-Protect (“MRAP”) vehicles for the U.S. Department of Defense (“DoD”).

Unlike many of our competitors in the U.S. Government market, we operate this business on a “commercial” customer-driven business model, as opposed to a government programs-driven business model. This means that we anticipate market needs, invest our internal research and development resources, build to our internal forecast, and provide ready-to-ship, commercial, off-the-shelf (“COTS”) products to customers more quickly than customers can typically obtain similar products under government-funded programs.

Our Falcon III® family of radios is the next generation of multiband, multi-mission tactical radios supporting the U.S. military’s Joint Tactical Radio System (“JTRS”) requirements as well as network-centric operations worldwide. Our Falcon III radios address the full range of current mission and interoperability requirements and are fully upgradeable to address changing technical standards and mission requirements of the future. Advances in our Falcon III radios include extended frequency range, significant reductions in weight and size compared with previous generations and programmable encryption.

Our Falcon III multiband handheld radio, the AN/PRC-152(C) (“152C”), is the world’s most widely deployed JTRS-approved software-defined handheld radio and was our first Falcon III radio to be fielded. We have successfully fielded more than 100,000 152Cs, which are widely fielded by all branches of the DoD, many allies worldwide and U.S. Federal agencies. The 152C offers users a wide range of capabilities, such as legacy Single Channel Ground and Airborne System (“SINCGARS”) interoperability; UHF ground-to-ground line-of-sight communications; close-air support; tactical SATCOM; and the Association of Public Safety Communications Officials — International (“APCO”) P25 waveform to provide direct communications with first responders. The 152C also serves as the handheld-based transceiver of our Falcon III AN/VRC-110, a high-performance, multiband vehicular system that offers the added feature of easy vehicle dismount — a “grab-and-go” feature that delivers continuous communications when removed from the vehicle, an important capability in urban environments.

Our Falcon III multiband manpack radio, the AN/PRC-117G (“117G”), is the first JTRS Software Communications Architecture (“SCA”)-certified and National Security Agency (“NSA”) Type-1 certified manpack radio system providing wideband networking capability, enabling the transition to a networked battlefield communications environment and high-bandwidth applications, including streaming video, simultaneous voice and data feeds, intelligence reporting and analysis, collaborative chat, route planning, convoy tracking, checkpoint biometrics and connectivity to secure networks (“SIPRNet”). The 117G uses the Harris-developed Adaptive

Networking Wideband Waveform (“ANW2”) for high bandwidth data operation and is designed for future upgrade to the JTRS Soldier Radio Waveform (“SRW”). The 117G’s wideband network access capabilities give warfighters and field commanders critical real-time information. The 117G has been deployed to all branches of the DoD and is being used in a wide variety of ground, vehicular and airborne applications, including intelligence, surveillance and reconnaissance (“ISR”). The 117G includes a Remote Operated Video Enhanced Receiver (“ROVER”) interoperable mode that provides warfighters on the battlefield with the ability to receive live video directly from unmanned aerial vehicles (“UAVs”). This capability allows users to receive video feeds directly from UAVs without an intermediary or having to pass that information from a base station.

Our cryptographic solutions encompass NSA-certified products and systems that range from single integrated circuits to major communications systems, including our Sierra® and Citadel® embedded encryption solutions and KGV-72 blue force tracking programmable encryption devices and our SecNet 11® and SecNet 54tm Internet Protocol (“IP”) communications families of communications security (“COMSEC”) terminals.

In the international market, our tactical radios are the standard of NATO and Partnership for Peace countries and have been sold to more than 100 countries through our strong, longstanding international distribution channels consisting of regional sales offices and a broad dealer network. International tactical radio demand is being driven by continuing tactical communications modernization and standardization programs to provide more sophisticated communications capabilities to address traditional and emerging threats and to provide interoperability. In fiscal 2011, we received tactical radio orders from, and/or made deliveries to, a wide range of international customers, including Afghanistan, Australia, Brazil, Canada, Mexico and various countries in Africa, Asia and Southeast Asia that we are not permitted to name. Additionally, we are providing integrated communications systems for the international market. Our integrated systems offerings are largely based on our products, but include other companies’ products, as well as a wide variety of applications, in order to implement integrated command, control, communications, computers, intelligence, surveillance and reconnaissance (“C4ISR”) systems for many different types of platforms, including command post and transit case systems, vehicular and shelter communications systems and specialized airborne applications, which are frequently used in border security and surveillance systems.

Public Safety and Professional Communications:  We supply assured communications® systems and equipment for public safety, federal, utility, commercial and transportation markets, with products ranging from complete end-to-end wireless network infrastructure solutions, including advanced IP voice and data networks, that support multiple platforms and provide interoperability among disparate systems, to portable and mobile single-band and multiband, multimode radios, to public safety-grade broadband voice, video and data solutions. On May 29, 2009, we acquired substantially all of the assets of the Tyco Electronics wireless systems business (“Wireless Systems”) (formerly known as M/A-COM). Our acquisition of Wireless Systems served to form our Public Safety and Professional Communications business. This business has more than 80 years of experience and supports over 500 systems around the world.

As part of our business of designing, building, distributing, maintaining and supplying wireless communications systems, we offer our Voice, Interoperability, Data and Access (“VIDA”) network platform — a unified IP-based voice and data communication system based on APCO P25 industry standards that provides network-level interoperable communications among public safety agencies and that supports a full line of communications systems, including OpenSky®, NetworkFirst, P25IP and Enhanced Digital Access Communication System (“EDACS”), allowing seamless interconnection of diverse systems. Our VIDA network solutions currently serve as the backbone in some of the largest and most advanced statewide and regional communications networks in North America, including the Commonwealth of Pennsylvania and State of Florida.

In addition to a full range of single-band land mobile radio terminals, we offer our Unitytm family of multiband radios, including the Unity XG-100P handheld radio and the new Unity XG-100M full-spectrum mobile radio for vehicles. Our Unity multiband radios cover all public safety frequency bands in a single radio; operate on APCO P25 conventional and trunked systems; are backwards compatible with analog FM systems; and include advanced capabilities, such as an internal Global Positioning System (“GPS”) receiver for situational awareness, internal secure Bluetooth® wireless technology, and background noise suppression features. They also include true software-defined radio architecture that allows flexibility for future growth, including a software-only upgrade to APCO P25 Phase 2, the next-generation emerging standard for mission-critical communications. Our Unity radios’ multiband, multi-mode capabilities enable a single radio to communicate with multiple organizations, jurisdictions and agencies operating on different frequencies and systems, thus providing a significant improvement over most current radio systems for U.S. public safety, which are not interoperable and thus require users to carry multiple radios or route transmissions through ad-hoc network bridges, often configured at the time of an emergency, and resulting in instances where agencies responding to a common incident cannot talk to each other.

We received two large, multi-year program awards in fiscal 2011, both in the third quarter:

•	A contract by the Government of Alberta, Canada to design and build the Alberta First Responders Radio Communications System that will provide public safety communications within the Province’s 256,000 square-mile area, including an initial order of CAD289 million; and
•	A 10-year price agreement requirements contract by the State of Oregon for the Oregon State Radio Project (“OSRP”) program designed to improve voice and data interoperability among state, local, county, tribal and federal agencies, under which Oregon state and local agencies may purchase public safety communication systems, radios and other equipment. We received an initial order of $50 million under the OSRP contract vehicle in the fourth quarter of fiscal 2011 that includes 4,200 of our new Unity XG-100M multiband mobile radios.

Revenue, Operating Income and Backlog:  Revenue for the RF Communications segment increased 10.7 percent to $2,289 million in fiscal 2011 compared with $2,067 million in fiscal 2010, and was $1,761 million in fiscal 2009. Segment operating income increased 11.3 percent to $787.0 million in fiscal 2011 compared with $707.4 million in fiscal 2010, and was $571.5 million in fiscal 2009. The RF Communications segment contributed 39 percent of our total revenue in fiscal 2011 compared with 40 percent in fiscal 2010 and 35 percent in fiscal 2009. The percentage of this segment’s revenue that was derived outside of the United States was 31 percent in fiscal 2011 compared with 20 percent in fiscal 2010 and 39 percent in fiscal 2009. In fiscal 2011, fiscal 2010 and fiscal 2009, U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales through the U.S. Government, whether directly or through prime contractors, accounted for approximately 63 percent of this segment’s total revenue. For a general description of our U.S. Government contracts and subcontracts, including a discussion of revenue generated from cost-reimbursable versus fixed-price contracts, see “Item 1. Business — Principal Customers; Government Contracts” of this Report.

In general, this segment’s domestic products are sold and serviced directly to customers through its sales organization and through established distribution channels. Internationally, this segment markets and sells its products and services through regional sales offices and established distribution channels. See “Item 1. Business — International Business” of this Report.

The funded backlog of unfilled orders for this segment was $1,503 million at July 1, 2011 compared with $1,764 million at July 2, 2010 and $922 million at July 3, 2009. We expect to fill approximately 62 percent of this funded backlog during fiscal 2012, but we can give no assurance of such fulfillment. Additional information regarding funded backlog is provided under “Item 1. Business — Funded and Unfunded Backlog” of this Report. For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business — Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.

Integrated Network Solutions
Our Integrated Network Solutions segment addresses the fast-growing global market for integrated communications and information technology and services and provides a variety of trusted networking capabilities to support government, energy, healthcare, enterprise and broadcast customers. These capabilities include mission-critical end-to-end information technology (“IT”) services; managed satellite and terrestrial communications solutions; standards-based healthcare interoperability and image management solutions; cyber integration and cloud application hosting solutions; and digital media management solutions.

IT Services:  We provide end-to-end solutions in mission-critical IT transformation, IT services and information assurance. With over 3,000 professionals performing to the highest industry standards, we offer demonstrated past performance, proven technical expertise and innovative solutions in supporting large-scale IT programs that encompass the full technology lifecycle, including network design, deployment, operations and ongoing support. Our distributed workforce and extensive experience in performance-based contracting and IT services are key factors in delivering results to our defense, intelligence, homeland security, civil and commercial customers.

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

Our IT services solutions include outsourced staffing and infrastructure, sustained by comprehensive operations and maintenance offerings, and are based on a flexible, scalable and repeatable service level agreement (“SLA”)

performance-driven business model, frequently in a fixed-price environment. Our IT services solutions use an Information Technology Infrastructure Library (“ITIL”)-based best-practices approach for optimizing and supporting IT and communications environments, improving efficiencies, lowering operational costs and allowing customers to focus on mission performance.

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

We design, deploy, operate and support customer-centric, secure communications systems and information networks for high-profile customers, and examples include the following:

•	We provide operations and maintenance support at locations around the world for the communications functions for the U.S. Air Force 50th Space Wing’s Satellite Control Network (“AFSCN”), a global, continuously operational network of ground stations, operational control nodes and communications links that support launch and command and control of various space programs managed by the DoD and other national security space organizations, under the Network and Space Operations and Maintenance (“NSOM”) program;
•	We provide the U.S. Navy with comprehensive, end-to-end support for data, video and voice communications for over 700,000 users as a Tier One subcontractor under the Navy/Marine Corps Intranet (“NMCI”) program;
•	We provide operations, maintenance and support services for the global communications and information systems network for the National Reconnaissance Office (“NRO”) under a program called “Patriot”;
•	We provide IT integration of installation, training, help desk, passport and configuration management services for the U.S. Department of State, Bureau of Consular Affairs in support of more than 230 U.S. embassies and consulates around the world;
•	We provide system maintenance and engineering for the Defense Information Systems Agency (“DISA”) Crisis Management System;
•	We design and manage systems that combine IP television (“IPTV”) and digital signage and IT infrastructure to create an advanced media workflow for an in-arena network for the Orlando Magic’s new basketball arena; and
•	We provide IT services, content delivery, hardware and software for a project in collaboration with Digital Display Networks, Inc. and ABC to create one of the largest digital out-of-home advertising networks in the world, 7-Eleven® TV, which has been installed in over 3,000 7-Eleven stores.

Examples of awards we received in fiscal 2011 include a contract, with a potential value of $77 million, by the U.S. Army Materiel Command (“AMC”) to provide IT infrastructure and follow-on operations and maintenance support for the relocation of the AMC Headquarters building to Huntsville, Alabama and a nine-year follow-on contract, with a potential value of CAD 273 million, by the Government of Canada to provide engineering services to support the avionics systems on the CF-18 Hornet fighter aircraft under the CF-18 Avionics Optimized Weapon System Support (“OWSS”) program. We also received a contract to install an advanced, digital, out-of-home and IPTV network for the new Madison Square Garden Transformation project that will include 1,100 arena displays to deliver a dynamic viewing experience to fans.

We also have key positions on a number of Indefinite Delivery/Indefinite Quantity (“IDIQ”) contracts for IT services, including as a prime contractor under the U.S. Air Force Network Centric Solutions (“NETCENTS”) contract and as a prime contractor under the U.S. Army ITES-2S contract. Our ITES-2S task orders include the AMC Headquarters relocation example above and the migration and consolidation of the communications systems for nine U.S. Southern Command (“USSOUTHCOM”) buildings into a new headquarters complex.

Managed Satellite and Terrestrial Communications Solutions:  We are a global provider of managed satellite and terrestrial communications solutions, specifically for remote and harsh environments including the energy, government and maritime industries. We own and operate a robust global infrastructure that includes teleports on six continents; five network operations centers running 24 hours per day, seven days per week; local presence in 23 countries; and over 275 global field service personnel supporting customer locations across North America, Central and South America, Europe, West Africa and Asia-Pacific. Our customers include Chevron, Diamond Offshore,

ExxonMobil, Halliburton, MODEC, Shell, Transocean, KBR, Green Reefers, Gulf Offshore, Seatrans, Oceaneering, Subsea 7, the DoD, the Department of Homeland Security and other Federal civilian U.S. Government agencies, and in addition, we are a preferred supplier to the Schlumberger group. Our solutions include broadband Internet access, VOIP telephony, wideband networking and real-time video, delivered to customer sites around the world.

Our managed satellite and terrestrial communications solutions operations are the result of our combination in fiscal 2011 of (i) CapRock, a global provider of mission-critical, managed satellite communications services for the government, energy and maritime industries, which we acquired on July 30, 2010; (ii) Schlumberger GCS, a provider of satellite and terrestrial communications services for the worldwide energy industry, which we acquired on April 4, 2011; and (iii) the terrestrial network infrastructure assets of the government business of Core180, Inc. (the “Core180 Infrastructure”) that we acquired in the third quarter of fiscal 2011, with (iv) our existing Maritime Communications Services operations.

Examples of awards we received in fiscal 2011 include the following:

•	Four contracts to provide managed network services and more than 400 MHz of commercial satellite capacity to four separate U.S. Government agencies, under which the services provided will be used to support a range of missions, including airborne ISR, tactical field-deployed communications and continuity of operations;
•	An option-year extension, with a potential value of $80 million, on the Defense Information Systems Network Access Transport Services (“DATS”) contract with the DISA;
•	Three contracts from intelligence agency customers to provide satellite bandwidth, logistics and related communications services;
•	A five-year contract with Schahin Brazil to provide data, voice and Internet service to three drilling ships operating in the Campos Basin;
•	14 task orders on the DISN Satellite Transmission Services — Global (“DSTS-G”) and Future Commercial SATCOM Acquisition (“FCSA”) contracts, with a potential value of $150 million, to provide C-, Ku-, and X-band space segment capacity, monitoring and control, teleport services, and operations and maintenance to DoD agency customers operating in Asia, Europe, the United States and all major ocean regions;
•	A three-year master service agreement, with a potential value of $58 million, to operate the Offshore Communications Backbone (“OCB”), a modular system of seafloor communications equipment for deep-ocean observation located in the eastern Mediterranean Sea; and
•	A two-year contract from Odfjell Drilling in Norway for offshore satellite communications.

Healthcare Solutions:  We provide enterprise intelligence solutions and services for government and commercial customers — including systems integration, intelligent infrastructure, interoperability, imaging and other IT solutions. We are a leader in Federal healthcare IT integration, and we also offer commercial providers a full range of interoperability solutions, including IT infrastructure and management, clinical workflow and analytics, health information exchange, and imaging. Our products, systems and services help improve healthcare quality, safety, efficiency, cost and outcomes by ensuring that the right information travels, with security and privacy, to the right person, at the right time, on the right device, at the point of care.

For example, we developed under a contract from the Department of Health and Human Services (“HHS”) an open-source National Health Information Network (“NHIN”) CONNECT Gateway solution designed to enable seamless health information sharing among multiple Federal agencies and regional healthcare providers. We developed a multi-hospital military health network with image-sharing capabilities under the DoD Military Health System global Healthcare Artifact and Image Management Solution (“HAIMS”) program.

In fiscal 2011, we were one of eight companies in the large business category awarded the five-year Transformation Twenty-One Total Technology (“T4”) IDIQ contracting vehicle from the Department of Veterans Affairs (“VA”) designed to upgrade the VA’s IT system and covering services that will streamline and modernize VA operations, including patient care delivery at more than 150 VA hospitals. We also were awarded a second VA contract vehicle, the Enhance the Veteran Experience and Access to HealthCare (“EVEAH”) blanket purchase agreement with a ceiling value of $199 million, and received initial task orders. After the close of fiscal 2011, we were awarded a contract from the VA for the Enterprise Management Foundation Federated Data Repository (“EMF FDR”) program to create a centralized network monitoring system that will provide the VA with a unified view of its critical infrastructure.

In addition, we have provided interoperability solutions for large-scale health information exchange enterprises such as the VA, the DoD and the Social Security Administration. We also have extended Federal interoperability solutions to the private sector where over half of all care is provided for active duty and retired service members. In fiscal 2011, we were awarded a four-year contract by the State of Florida Agency for Health Care Administration (“AHCA”) to implement a statewide health information exchange (“HIE”) that will improve the delivery and coordination of healthcare. As described under “Item 1. Business — Recent Acquisitions” of this Report, we acquired Carefx during the fourth quarter of fiscal 2011. Carefx is a provider of interoperability workflow solutions for government and commercial healthcare providers, and its solution suite, Fusionfx, gives care providers a unified look at patient data and closes data gaps to ensure a more consistent, higher quality experience for the patient, reducing clinical errors and increasing individual productivity.

Also in fiscal 2011, we received an option year extension from the VA for healthcare imaging software and systems engineering services for the VistA imaging application, and we announced a joint venture with Johns Hopkins Medicine to focus on developing next-generation medical image management solutions to be deployed by the Johns Hopkins Health System and later, to hospitals and healthcare providers around the United States.

Cyber Integrated Solutions:  We are working closely with government and commercial organizations in introducing a new offering to help them move part or all of their operations to a trusted cloud computing environment in an effective and efficient manner by using our cyber integration capabilities to bring together an innovative combination of patented trust methodologies, industry-leading technologies, partnerships with market leaders and world-class infrastructure.

For example, the Harris Trusted Enterprise Cloudtm is a newly launched cloud application hosting system that we offer as a unique Infrastructure-as-a-Service (“IaaS”) designed to enable clients to extend and enhance their IT operations in order to improve operational agility and reduce costs. Our Trusted Enterprise Cloud solution is delivered via The Harris Cyber Integration Centertm, located in our over 100,000-square-foot advanced data center facility in the Mid-Atlantic region. The center is an innovative cloud node that was designed from the ground up to offer technology and services that meet the highest industry and government standards for reliability and security.

Key differentiators in these offerings are our proprietary trust enablement technologies, including the Global Trust Repository and the Enterprise Trust Server, which provide continuous monitoring, assurance, and attestation that the software and configurations in the cloud computing environment are deployed and operating according to specification and have not been compromised, and which we also may license to partners and customers. In fiscal 2011, we announced a strategic alliance with EMC Corporation and the Virtual Computing Environment Company (“VCE”) to jointly develop and market new trusted multi-tenant cloud solutions to further accelerate the adoption of cloud computing IaaS by government and commercial enterprises.

In pursuing these new, high-value applications for our capabilities and technologies, we are seeking to leverage our experience as an industry leader in cyber security. For example, we have been using state-of-the-art technology assessment techniques and architecture engineering for decades to define and operate secure networks supporting nationally critical programs, including three of the U.S.’s largest, secure mission-critical networks — the Federal Aviation Administration Telecommunications Infrastructure (“FTI”) program network, the Patriot program network and the NMCI program network. Our technology, countermeasures and monitoring capabilities safeguard vital information systems that support the critical missions of U.S. military, intelligence and Federal law enforcement customers.

Broadcast and New Media Solutions:  We offer hardware and software products, systems and services that provide interoperable workflow solutions for broadcast, cable, satellite and out-of-home networks worldwide. The Harris ONEtm solution brings together highly integrated and cost-effective products that enable advanced media workflows for emerging content delivery business models. We are supporting customers as they upgrade media operations to digital and high definition (“HD”) services from analog and standard definition (“SD”) services and as they expand services for HD television (“HDTV”), IPTV, video-on-demand and interactive TV. We serve the global digital and analog media markets, providing infrastructure and networking products and solutions; media and server systems; and television and radio transmission equipment and systems.

Our infrastructure and networking solutions offerings enable media companies to streamline workflow from production through transmission. We offer a portfolio of advanced products, including signal processors, routers, master control and branding systems, network monitoring and control software, test and measurement instruments, multi-image display processors, broadcast graphics, and highly differentiated network access and multiplex platforms.

Our media and server systems offerings enable customers to manage their digital media workflow and storage, as well as other key facets of an increasingly file-based broadcast environment, through our portfolio of software solutions for advertising, media management (traffic, billing and program scheduling), digital signage, broadband, digital asset management and play-out automation, and our family of scalable, interoperable video servers.

We develop, manufacture and supply television and radio transmission systems for delivery of rich media over wireless broadcast terrestrial networks on a worldwide basis, including mobile TV applications. We can provide single products or end-to-end systems, including nationwide networks with hundreds of transmitters.

In addition, supporting digital out-of-home advertising is an emerging growth area, and our solutions enable advertisers to reach consumers on the move. We believe new systems will be increasingly deployed to deliver rich media content in live sports and entertainment venues and in retail establishments. For example, we helped design the system of IPTV, digital signage and IT infrastructure to create an in-arena network for the Orlando Magic’s new basketball arena, and we are providing hardware and software supporting content delivery for a project in collaboration with Digital Display Networks, Inc. and ABC to create one of the largest digital out-of-home advertising networks in the world, 7-Eleven TV, which has been installed in over 3,000 7-Eleven stores. In fiscal 2011, we installed our first digital signage system in the United Kingdom at Harrods, a luxury department store, and began designing an advanced, digital, out-of-home and IPTV network for the new Madison Square Garden Transformation project that will include 1,100 arena displays to deliver a dynamic viewing experience to fans.

Revenue, Operating Income and Backlog:  Revenue for the Integrated Network Solutions segment increased 33.7 percent to $1,986 million in fiscal 2011 compared with $1,485 million in fiscal 2010, and was $1,476 million in fiscal 2009. Segment operating income decreased 18 percent to $70.2 million in fiscal 2011 compared with $85.3 million in fiscal 2010, and there was an operating loss of $133.6 million in fiscal 2009, which included a $255.5 million non-cash charge for impairment of goodwill and other long-lived assets. The Integrated Network Solutions segment contributed 34 percent of our total revenue in fiscal 2011 compared with 29 percent in both fiscal 2010 and fiscal 2009. The percentage of this segment’s revenue that was derived outside of the United States was approximately 30 percent in fiscal 2011 compared with 24 percent in both fiscal 2010 and fiscal 2009.

The following information pertains to the portions of this segment’s IT services, managed satellite and terrestrial communications solutions and healthcare solutions operations in connection with U.S. Government programs (“Integrated Network Solutions’ government business”):

•	Some of the more significant programs in fiscal 2011 included NETCENTS, Patriot, NMCI, DATS and NSOM;
•	The largest program by revenue in a particular fiscal year represented approximately 7 percent of this segment’s total revenue in fiscal 2011 compared with approximately 10 percent in fiscal 2010 and fiscal 2009;
•	The five largest programs by revenue in a particular fiscal year represented approximately 27 percent of this segment’s total revenue in fiscal 2011 compared with approximately 37 percent in fiscal 2010 and approximately 36 percent in fiscal 2009;
•	U.S. Government customers, including the DoD and intelligence and civilian agencies, whether directly or through prime contractors, accounted for approximately 55 percent of this segment’s total revenue in fiscal 2011 compared with approximately 64 percent in fiscal 2010 and approximately 57 percent in fiscal 2009.
•	For Integrated Network Solutions’ government business, in fiscal 2011, approximately 78 percent of revenue was under direct contracts with customers and approximately 22 percent of revenue was under contracts with prime contractors, compared with approximately 61 percent of revenue under direct contracts with customers and approximately 39 percent of revenue under contracts with prime contractors in fiscal 2010 and approximately 58 percent of revenue under direct contracts with customers and approximately 42 percent of revenue under contracts with prime contractors in fiscal 2009.

For a general description of our U.S. Government contracts and subcontracts, including a discussion of revenue generated from cost-reimbursable versus fixed-price contracts, see “Item 1. Business — Principal Customers; Government Contracts” of this Report.

In general, this segment’s domestic products are sold and serviced directly to customers through its sales organization and through established distribution channels. Internationally, this segment markets and sells its products and services through regional sales offices and established distribution channels. See “Item 1. Business — International Business” of this Report.

The funded backlog of unfilled orders for this segment was $1,064 million at July 1, 2011 compared with $649 million at July 2, 2010 and $632 million at July 3, 2009. Unfunded backlog for this segment was $1,295 million at July 1, 2011 compared with $772 million at July 2, 2010 and $780 million at July 3, 2009. We expect to fill approximately 87 percent of this funded backlog during fiscal 2012, but we can give no assurance of such fulfillment. Additional information regarding funded and unfunded backlog is provided under “Item 1. Business — Funded and Unfunded Backlog” of this Report. For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business — Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.

Government Communications Systems
Government Communications Systems conducts advanced research and produces, integrates and supports highly reliable, net-centric communications and information technology that solve the mission-critical challenges of our civilian, defense and intelligence government customers, primarily the U.S. Government, and is comprised of (i) Civil Programs, (ii) Defense Programs and (iii) National Intelligence Programs.

Civil Programs:  We provide highly reliable, mission-critical communications and information processing systems that meet the most demanding needs of customers in the U.S. civilian Federal market, including the Federal Aviation Administration (“FAA”) and the National Oceanic and Atmospheric Administration (“NOAA”). We use our ability to implement and manage large, complex programs that integrate secure, advanced communications and information processing technologies in order to improve productivity and information processing and to achieve cost savings for our customers. Our networks and information systems for large-scale, geographically dispersed enterprises offer advanced capabilities for collecting, processing, analyzing, interpreting, displaying, distributing, storing and retrieving data. We are a leader in satellite ground data processing and mission command-and-control (“C2”) systems. Our ground data processing systems consist of complex suites of hardware and software that receive sensor data from satellites, turning it into useable information. Our C2 systems feature COTS design and high levels of flexibility, are designed for government and commercial applications, and support single-satellite missions as well as some of the largest and most complex satellite fleets deployed.

For example, we are the prime contractor and system architect under a 15-year contract awarded in July 2002, with a potential value of $3.5 billion, for the FTI program to integrate, modernize, operate and maintain the communications infrastructure for the U.S. air traffic control system. FTI is a modern, secure and efficient network providing voice, data and video communications deployed at more than 4,500 FAA sites across the United States to enhance network efficiency, reliability and security and to improve service while reducing operating costs. We designed and deployed the FTI network and it is fully operational. The FTI network consists of the Operations Network, the Mission Support Network, the Satellite Network and the Microwave Network. The supporting infrastructure includes the Network Operations Control Centers (“NOCCs”) and Security Operations Control Centers (“SOCCs”). The FTI program has completed its equipment build-out phase and is transitioning to its telecommunication services and maintenance phase.

Other FAA programs under which we have developed solutions include the following:

•	The Operational and Supportability Implementation System (“OASIS”), for which we are the prime contractor and which provides integrated weather briefing and flight planning capabilities for preflight weather briefings and in-flight updates for Alaska’s general aviation community. In fiscal 2011, we were awarded a follow-on contract by the FAA to upgrade and manage the OASIS system;
•	The Weather and Radar Processor (“WARP”) system, a meteorological data processing system serving the en-route air traffic control environment that generates radar mosaic data for air traffic controller displays and delivers weather data to critical subsystems within the National Airspace System (“NAS”). In fiscal 2010, we were awarded a six-year contract, with a potential value of $97 million, by the FAA under the WARP Maintenance and Sustainment Services II program to continue to maintain the WARP system by providing hardware and software maintenance, depot support, on-site field support and engineering services at 22 operational FAA facilities in the United States;
•	The Voice Switching and Control System (“VSCS”), which provides the critical air-to-ground communications links between en-route aircraft and air traffic controllers throughout the continental United States.; and
•	The satellite-based Alaskan NAS Interfacility Communications System (“ANICS”), which links the Alaskan Air Route Traffic Control Center in Anchorage with 64 FAA facilities throughout the region. After the close of fiscal 2011, we were selected as the prime contractor under the Alaska Satellite Telecommunications Infrastructure (“ASTI”) program for a 10-year contract, with a potential value of $85 million, from the FAA to upgrade the ANICS network by replacing and upgrading components and providing a new network management system, system security enhancements, logistics support and training in order to increase network performance and availability while reducing the FAA’s operating and maintenance costs.

Another example of our capabilities relates to NOAA’s Geostationary Operational Environmental Satellite — Series R (“GOES-R”) Ground and Antenna Segment weather programs. Under two ten-year contracts, with an aggregate potential value of approximately $1 billion (including change orders), we are providing a complete, end-to-end solution in which we will design, develop, deploy and operate the ground segment system that will receive and process satellite data and generate and distribute weather data to more than 10,000 direct users, as well as providing the command and control of operational satellites. We also are supplying antennas and control systems that will provide communications links for command, telemetry and sensor data, as well as the communications link to direct data users. The new antennas will operate with next-generation GOES-R satellites and will be compatible with existing GOES-N through GOES-P satellites.

Defense Programs:  We develop, supply and integrate communications and information processing products, systems and networks for a diverse base of aerospace, terrestrial and maritime applications supporting DoD missions, and we are committed to delivering leading-edge technologies that support the ongoing transformations of military communications for U.S. and international customers. Our technologies are providing advanced mobile wideband networking capabilities to assure timely and secure network-centric capabilities across strategic, operational and tactical boundaries in support of the DoD’s full spectrum of warfighting, intelligence and logistics missions. Our major technology capabilities include advanced ground control systems and SATCOM terminals for transportable ground, fixed-site and shipboard applications; flat-panel, phased-array and single-mission antennas; advanced aviation electronics for military jets, including digital maps, modems, sensors, data buses, fiber optics and microelectronics; and high-speed data links and data networks for wireless communications.

For example, our mobile ad hoc networking capability allows the military to take its communications infrastructure with it, creating mobile, robust, self-forming and self-healing networks across the battlefield. Our Highband Networking Radiotm (“HNR”) provides secure, wireless, high-bandwidth, on-the-move communications among users of widely dispersed local area networks (“LANs”) by establishing line-of-sight connectivity using directive beam antenna technology and a Harris-developed waveform that automatically selects the best communications path available, allowing seamless communication of voice, video and data to all levels of command. We announced in fiscal 2009 that our HNR system was deployed to the U.S. Army 101st Airborne Division (Air Assault) 2nd Brigade Combat Team in Iraq, which was the first combat deployment of the HNR system. In fiscal 2010, we were awarded a contract to provide HNRs to form the communications backbone of the U.S. Army’s new Integrated Air and Missile Defense Battle Command System (“IBCS”). We are currently producing and delivering HNRs under the U.S. Army’s Warfighter Information Network-Tactical (“WIN-T”) program, and also we were awarded a contract in the fourth quarter of fiscal 2011 from the U.S. Army for rapid deployment of HNRs into Afghanistan.

In fiscal 2011, we also introduced Knighthawktm 3G, a ruggedized, highly mobile tactical base station that enables warfighters on the move to maintain third generation (“3G”) cellular services in locations with limited or no cellular connectivity. Knighthawk 3G is a customizable cellular network in a box compatible with COTS equipment, including smartphones and tablets.

Examples of ongoing programs for us include the following:

•	The U.S. Army Modernization of Enterprise Terminals (“MET”) program, for which we are developing, under a ten-year contract, with a potential value of $600 million, awarded to us in fiscal 2009, next-generation large satellite earth stations to provide the worldwide backbone for high-priority military communications and missile defense systems and to support IP and Dedicated Circuit Connectivity within the Global Information Grid (“GIG”), providing critical reach-back capability for the warfighter;
•	The F-35 Joint Strike Fighter (“F-35”), F-22 Raptor and F/A-18E/F Super Hornet aircraft platform programs, for which we provide high-performance, advanced avionics such as high-speed fiber optic networking and switching, intra-flight data links, image processing, digital map software and other electronic components, including Multifunction Advanced Data Link (“MADL”) communications subsystems primarily intended for stealth platform air-to-air communications and which allow F-35s to communicate in a stealth fashion with other network nodes without revealing their positions;
•	The WIN-T program for the U.S. Army, for which we are designing and testing the wireless transmission system architecture, applying our proven enabling technologies for wireless on-the-move communications, including phased arrays and high-speed secure wireless network solutions such as our HNR system; and
•	The Commercial Broadband Satellite Program (“CBSP”) for the U.S. Navy, for which we supply broadband multiband SATCOM terminals that support essential mission requirements and provide enhanced morale-related communications services such as high-speed Internet access and video communications.

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

We are a major developer, supplier and integrator of communications and information processing products, systems and networks for a diverse base of U.S. Intelligence Community programs, and we support the ongoing transformation of the Intelligence Community into a more collaborative enterprise. Serving primarily national intelligence and security agency customers, including NSA, NRO and the National Geospatial-Intelligence Agency (“NGA”), we provide integrated ISR solutions that improve situational awareness, data collection accuracy and product analysis by correlating near real-time mission data and intelligence reference data for display and analysis by strategic and tactical planners and decision makers. Our ISR systems help to integrate information across the analyst workflow, accelerating the movement of information that has been collected and processed. We strive to produce innovative ISR solutions that provide our customers with information dominance for battle-space superiority.

For example, our image processing capabilities extend from algorithm development through delivery of operations systems, and we are providing advanced image exploitation and dissemination solutions for ISR applications by advancing image processing, image data fusion, display technologies and digital product generation techniques. Those technologies range from new techniques for merging and displaying imagery to automated techniques for image screening, cueing and remote visualization. Also, our mapping and visualization capabilities provide complete, accurate and timely knowledge about the threat, the terrain, the status and the location of single or multiple opposing and friendly forces and their support by utilizing data, pictures, voice and video drawn from vast storage banks or from real-time input which can be transmitted around the world in fractions of a second. In addition, we have industry-leading capabilities in the architecture, design and development of highly specialized satellite antennas, structures, phased arrays and on-board processors, which are used to enable next-generation satellite systems to provide the U.S. military and intelligence communities with strategic and tactical advantages. We are also a leader in the design and development of antenna and reflector technologies for commercial space telecommunications applications. Further, our capabilities include developing and supplying state-of-the-art wireless voice and data products and solutions, including surveillance and tracking equipment, spanning vehicular, man-portable, airborne and system-level applications for the U.S. Intelligence Community and law enforcement community. We also offer cyber security solutions and enterprise analytics, including an array of mission-enabling engineering solutions that address both offensive and defensive IT security challenges, providing critical support to Federal law enforcement and other U.S. Government agencies.

During fiscal 2011, we were awarded a number of new contracts and follow-on contracts under classified programs. We also were awarded a 30-month contract by Sierra Nevada Corporation to design, build and integrate the synthetic aperture radar (“SAR”) satellite payload as part of NASA’s Rapid Response Space Works and Modular Space Vehicles program; a three-year contract from Boeing Space and Intelligence Systems to build Ka-band antennas for three Inmarsat-5 satellites; and a three-year contract from Boeing Space and Intelligence Systems for a 22-meter deployable L-band reflector to support military and civil communications in Mexico.

In addition, our full motion video (“FMV”) initiatives support the ISR market for FMV products and systems, including all U.S. Government, international military and Federal law enforcement activities for the Harris Full Motion Video Asset Management Engine (“FAMEtm”) architecture and related technologies. FAME is a COTS-based collaborative platform that provides video, audio and metadata coding, video analytics, and archive capabilities — all within a unified digital asset management solution — giving our customers greater visibility and better access to increasing amounts of digital ISR information, including higher-resolution FMV, motion imagery and visual imagery, such as that collected from manned and unmanned aircraft and ground-based sensors.

Revenue, Operating Income and Backlog:  Revenue for the Government Communications Systems segment increased 1.7 percent to $1,777 million in fiscal 2011 compared with $1,747 million in fiscal 2010, and was $1,864 million in fiscal 2009. Segment operating income was $227.0 million in fiscal 2011 compared with $227.4 million in fiscal 2010 and $199.2 million in fiscal 2009. This segment contributed 30 percent of our total revenue in fiscal 2011 compared with 34 percent in fiscal 2010 and 37 percent in fiscal 2009. In fiscal 2011, approximately 70 percent of revenue for this segment was under direct contracts with customers and approximately 30 percent of revenue was under contracts with prime contractors, compared with approximately 73 percent of revenue under direct contracts with customers and approximately 27 percent of revenue under contracts with prime contractors in fiscal 2010 and approximately 72 percent of revenue under direct contracts with customers and approximately 28 percent of revenue under contracts with prime contractors in fiscal 2009. Some of this segment’s more significant programs in fiscal 2011 included FTI, GOES-R, F-35, MET, WIN-T and various classified and space communications systems programs. This segment’s largest program by revenue in a particular fiscal year represented approximately 14 percent of this segment’s revenue in fiscal 2011 compared with approximately 14 percent in fiscal 2010 and approximately 19 percent in fiscal 2009. This segment’s ten largest programs by revenue in a particular fiscal year represented approximately 46 percent of this segment’s revenue in fiscal 2011, compared with approximately 46 percent in fiscal 2010 and approximately 50 percent in fiscal 2009. In fiscal 2011, this segment had a diverse portfolio of approximately 200 programs. U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales through the U.S. Government, whether directly or through prime contractors, accounted for approximately 97 percent of this segment’s total revenue in fiscal 2011 compared with approximately 94 percent in both fiscal 2010 and fiscal 2009. For a general description of our U.S. Government contracts and subcontracts, including a discussion of revenue generated from cost-reimbursable versus fixed-price contracts, see “Item 1. Business — Principal Customers; Government Contracts” of this Report.

The funded backlog of unfilled orders for this segment was $800 million at July 1, 2011 compared with $848 million at July 2, 2010 and $762 million at July 3, 2009. Unfunded backlog for this segment was $3,193 million at July 1, 2011 compared with $2,504 million at July 2, 2010 and $3,223 million at July 3, 2009. We expect to fill approximately 81 percent of this funded backlog during fiscal 2012, but we can give no assurance of such fulfillment. Additional information regarding funded and unfunded backlog is provided under “Item 1. Business — Funded and Unfunded Backlog” of this Report. For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business — Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.

International Business
Revenue from products and services exported from the United States (including foreign military sales) or manufactured or rendered abroad was $1,307.1 million (22 percent of our total revenue) in fiscal 2011 compared with $724.6 million (14 percent of our total revenue) in fiscal 2010 and $1,016.6 million (20 percent of our total revenue) in fiscal 2009. Essentially all of the international sales are derived from our RF Communications and Integrated Network Solutions segments. Direct export sales are primarily denominated in U.S. Dollars, whereas sales from foreign subsidiaries are generally denominated in the local currency of the subsidiary. Financial information regarding our domestic and international operations is contained in Note 25: Business Segments in the Notes and is incorporated herein by reference.

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

We utilize indirect sales channels, including dealers, distributors and sales representatives, in the marketing and sale of some lines of products and equipment, both domestically and internationally. These independent representatives may buy for resale or, in some cases, solicit orders from commercial or governmental customers for direct sales by us. Prices to the ultimate customer in many instances may be recommended or established by the independent representative and may be above or below our list prices. Our dealers and distributors generally receive a discount from our list prices and may mark up those prices in setting the final sales prices paid by the customer. Revenue from indirect sales channels in fiscal 2011 represented 10 percent of our total revenue and approximately 40 percent of our international revenue, compared with revenue from indirect sales channels in fiscal 2010 representing 6 percent of our total revenue and approximately 35 percent of our international revenue, and revenue from indirect sales channels in fiscal 2009 representing 11 percent of our total revenue and approximately 55 percent of our international revenue.

Fiscal 2011 international revenue came from a large number of countries, and no such single country accounted for more than 4 percent of our total revenue. Some of our exports are paid for by letters of credit, with the balance carried either on an open account or installment note basis. Advance payments, progress payments or other similar payments received prior to or upon shipment often cover most of the related costs incurred. Significant foreign government contracts generally require us to provide performance guarantees. In order to stay competitive in international markets, we also sometimes enter into recourse and vendor financing arrangements to facilitate sales to certain customers.

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

In the RF Communications segment, principal competitors include European Aeronautic Defence and Space Company N.V. (“EADS”), General Dynamics, ITT Industries, Motorola Solutions, Raytheon, Rohde & Schwarz, Tadiran and Thales.

In the Integrated Network Solutions segment, principal competitors include Avid, Computer Sciences Corporation, Evertz, EVS Corporation, General Dynamics, Globecomm, Harmonic, Hewlett Packard, Lockheed Martin, ManTech, Miranda, MTN, NCI Information Systems, NEC, Northrop Grumman, Omnibus, Raytheon, RigNet, Rohde & Schwarz, Sony Broadcast, Stratos, TCS, Technicolor, Tektronix/Danaher, Telos Corporation, Thomson, and Vizada, as well as other smaller companies and divisions of large companies.

In the Government Communications Systems segment, principal competitors include BAE Systems, Boeing, General Dynamics, L-3 Communications, Lockheed Martin, Northrop Grumman, Raytheon and Rockwell Collins. We frequently “partner” or are involved in subcontracting and teaming relationships with companies that are, from time to time, competitors on other programs.

Principal Customers; Government Contracts
Sales to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales through the U.S. Government, whether directly or through prime contractors, were 72 percent of our total revenue in fiscal 2011 compared with 75 percent in fiscal 2010 and 74 percent in fiscal 2009. No other customer accounted for more than 1 percent of our total revenue in fiscal 2011. Additional information regarding customers for each of our segments is provided under “Item 1. Business — Description of Business by Segment” of this Report. Our U.S. Government sales are predominantly derived from contracts with agencies of, and prime contractors to, the U.S. Government. Most of the sales of our Government Communications Systems segment and of the portions of our Integrated Networks Solutions segment’s IT services, managed satellite and terrestrial communications solutions and healthcare solutions operations in connection with U.S. Government programs are made directly or indirectly to the U.S. Government under contracts or subcontracts containing standard government contract clauses providing for redetermination of profits, if applicable, and for termination for the convenience of the U.S. Government or for default based upon performance.

Our U.S. Government contracts and subcontracts include both cost-reimbursable and fixed-price contracts. Governmentwide Acquisition Contracts (“GWACs”) and IDIQ contracts, which can include task orders for each contract type, require us to compete both for the initial contract and then for individual task or delivery orders under such contracts.

Our U.S. Government cost-reimbursable contracts provide for the reimbursement of allowable costs plus the payment of a fee. Our U.S. Government cost-reimbursable contracts fall into three basic types: (i) cost-plus fixed-fee contracts, which provide for the payment of a fixed fee irrespective of the final cost of performance; (ii) cost-plus incentive-fee contracts, which provide for increases or decreases in the fee, within specified limits, based upon actual results compared with contractual targets relating to factors such as cost, performance and delivery schedule; and (iii) cost-plus award-fee contracts, which provide for the payment of an award fee determined at the discretion of the customer based upon the performance of the contractor against pre-established performance criteria. Under our U.S. Government cost-reimbursable contracts, we are reimbursed periodically for allowable costs and are paid a portion of the fee based on contract progress. Some overhead costs have been made partially or wholly unallowable for reimbursement by statute or regulation. Examples are certain merger and acquisition costs, lobbying costs, charitable contributions and certain litigation defense costs.

Our U.S. Government fixed-price contracts are either firm fixed-price contracts or fixed-price incentive contracts. Under our U.S. Government firm fixed-price contracts, we agree to perform a specific scope of work for a fixed price and, as a result, benefit from cost savings and carry the burden of cost overruns. Under our U.S. Government fixed-price incentive contracts, we share with the U.S. Government both savings accrued from contracts performed for less than target costs as well as costs incurred in excess of targets up to a negotiated ceiling price (which is higher than the target cost), but carry the entire burden of costs exceeding the negotiated ceiling price. Accordingly, under such incentive contracts, profit may also be adjusted up or down depending upon whether specified performance objectives are met. Under our U.S. Government firm fixed-price and fixed-price incentive contracts, we usually receive either milestone payments equaling 100 percent of the contract price or monthly progress payments from the U.S. Government in amounts equaling 80 percent of costs incurred under the contract. The remaining amounts, including profits or incentive fees, are billed upon delivery and final acceptance of end items and deliverables under the contract. Our U.S. Government fixed-price contracts generally have higher profit margins than our U.S. Government cost-reimbursable contracts. Our production contracts are mainly fixed-price contracts, and development contracts are generally cost-reimbursable contracts.

As stated above, U.S. Government contracts are terminable for the convenience of the U.S. Government, as well as for default based on performance. Companies supplying goods and services to the U.S. Government are dependent on Congressional appropriations and administrative allotment of funds and may be affected by changes in U.S. Government policies resulting from various military, political, economic and international developments. Long-term U.S. Government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods become unavailable. Under contracts terminable for the convenience of the U.S. Government, a contractor is entitled to receive payments for its allowable costs and, in general, the proportionate share of fees or earnings for the work done. Contracts that are terminable for default generally provide that the U.S. Government pays only for the work it has accepted and may require the contractor to pay for the incremental cost of reprocurement and may hold the contractor liable for damages. In many cases, there is also uncertainty relating to the complexity of designs, necessity for design improvements and difficulty in forecasting costs and schedules when bidding on developmental and highly sophisticated technical work. Under many U.S. Government contracts, we are required to maintain facility and personnel security clearances complying with DoD and other Federal agency requirements. For further discussion of risks relating to U.S. Government contracts, see “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.

Funded and Unfunded Backlog
Our total company-wide funded and unfunded backlog was approximately $7,786 million at July 1, 2011 compared with approximately $6,526 million at July 2, 2010 and $6,317 million at July 3, 2009. The funded portion of this backlog was approximately $3,358 million at July 1, 2011 compared with approximately $3,250 million at July 2, 2010 and $2,315 million at July 3, 2009. The determination of backlog involves substantial estimating, particularly with respect to customer requirements contracts and development and production contracts of a cost-reimbursable or incentive nature.

We define funded backlog as unfilled firm orders for products and services for which funding has been authorized and, in the case of U.S. Government agencies, appropriated. We define unfunded backlog as primarily unfilled firm contract value for which funding has not yet been authorized or, in the case of U.S. Government agencies, appropriated, including the value of contract options in cases of material contracts that have options we believe are probable of being exercised. We do not include potential task or delivery orders under IDIQ contracts in our backlog. In fiscal 2012, we expect to fill approximately 75 percent of our total funded backlog as of July 1, 2011. However, we can give no assurance of such fulfillment or that our funded backlog will become revenue in any particular period, if at all. Backlog is subject to delivery delays and program cancellations, which are beyond our control. Additional information with regard to the backlog of each of our segments is provided under “Item 1. Business — Description of Business by Segment” of this Report.

Research, Development and Engineering
Research, development and engineering expenditures totaled approximately $983 million in fiscal 2011, $1,047 million in fiscal 2010 and $1,003 million in fiscal 2009. Company-sponsored research and product development costs, which included research and development for commercial products and services and independent research and development related to government products and services, as well as concept formulation studies and bid and proposal efforts, were approximately $336 million in fiscal 2011, $326 million in fiscal 2010 and $244 million in fiscal 2009. A portion of our independent research and development costs are allocated among contracts and programs in process under U.S. Government contractual arrangements. Company-sponsored research and product development costs not otherwise allocable are charged to expense when incurred. The portion of total research, development and engineering expenditures that was not company-sponsored was funded by the U.S. Government and is included in our revenue. Customer-sponsored research and development was $647 million in fiscal 2011, $721 million in fiscal 2010 and $759 million in fiscal 2009. Company-sponsored research is directed to the development of new products and services and to building technological capability in selected communications and electronic systems markets. U.S. Government-funded research helps strengthen and broaden our technical capabilities. All of our segments maintain their own engineering and new product development departments, with scientific assistance provided by advanced-technology departments. As of July 1, 2011, we employed approximately 7,100 engineers and scientists and are continuing efforts to make the technologies developed in any of our operating segments available for all other operating segments.

Patents and Other Intellectual Property
We consider our patents and other intellectual property, in the aggregate, to constitute an important asset. We routinely apply for and own a large and valuable portfolio of patents, trade secrets, know-how, confidential information, trademarks, copyrights and other intellectual property. We also license intellectual property to and from third parties. As of July 1, 2011, we held approximately 950 U.S. patents and 850 foreign patents, and had approximately 500 U.S. patent applications pending and 1,140 foreign patent applications pending. Unpatented research, development and engineering skills also make an important contribution to our business. While our intellectual property rights in the aggregate are important to our business and the operations of our operating segments, we do not consider our business or any operating segment to be materially dependent upon any single patent, license or other intellectual property right, or any group of related patents, licenses or other intellectual property rights. We are engaged in a proactive patent licensing program and have entered into a number of licenses and cross-license agreements, some of which generate royalty income. Although existing license agreements have generated income in past years and may do so in the future, there can be no assurances we will enter into additional income-producing license agreements. From time to time we engage in litigation to protect our patents and other intellectual property. Any of our patents, trade secrets, trademarks, copyrights and other proprietary rights could be challenged, invalidated or circumvented, or may not provide competitive advantages. For further discussion of risks relating to intellectual property, see “Item 1A. Risk Factors” of this Report. With regard to patents relating to our Government Communications Systems segment, the U.S. Government often has an irrevocable, non-exclusive, royalty-free license, pursuant to which the U.S. Government may use or authorize others to use the inventions covered by such patents. Pursuant to similar arrangements, the U.S. Government may consent to our use of inventions covered by patents owned by other persons. Numerous trademarks used on or in connection with our products are also considered to be a valuable asset.

Environmental and Other Regulations
Our facilities and operations are subject to numerous domestic and international laws and regulations designed to protect the environment, particularly with regard to wastes and emissions. The applicable environmental laws and regulations are common within the industries and markets in which we operate and serve. We believe that we have complied with these requirements and that such compliance has not had a material adverse effect on our results of operations, financial condition or cash flows. Based upon currently available information, we do not expect expenditures over the next several years to protect the environment and to comply with current environmental laws and regulations, as well as to comply with current and pending climate control legislation, regulation, treaties and accords, to have a material impact on our competitive position or financial condition, but we can give no assurance that such expenditures will not exceed current expectations. If future treaties, laws and regulations contain more stringent requirements than presently anticipated, actual expenditures may be higher than our present estimates of those expenditures. We have installed waste treatment facilities and pollution control equipment to satisfy legal requirements and to achieve our waste minimization and prevention goals. We did not spend material amounts on environmental capital projects in fiscal 2011, fiscal 2010 or fiscal 2009. A portion of our environmental expenditures relates to discontinued operations for which we have retained certain environmental liabilities. We currently expect that amounts to be spent for environmental-related capital projects will not be material in fiscal 2012. These amounts may increase in future years. Additional information regarding environmental and regulatory matters is set forth in “Item 3. Legal Proceedings” of this Report and in Note 1: Significant Accounting Policies in the Notes.

Electronic products are subject to governmental environmental regulation in a number of jurisdictions. Equipment produced by our Integrated Network Solutions segment, in particular, is subject to domestic and international requirements requiring end-of-life management and/or restricting materials in products delivered to customers, including the European Union’s Directive 2002/96/EC on Waste Electrical and Electronic Equipment (“WEEE”) and Directive 2002/95/EC on the Restriction of the use of certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”), as amended. Other jurisdictions have adopted similar legislation. Such requirements typically are not applicable to most equipment produced by our Government Communications Systems and RF Communications segments. We believe that we have complied with such rules and regulations, where applicable, with respect to our existing products sold into such jurisdictions. We intend to comply with such rules and regulations with respect to our future products.

Broadcast and wireless communications (whether TV, radio, satellite or telecommunications) are also subject to governmental regulation. Equipment produced by our Integrated Network Solutions and RF Communications segments, in particular, is subject to domestic and international requirements to avoid interference among users of radio and television frequencies and to permit interconnection of telecommunications equipment. Additionally, our managed satellite and terrestrial communications solutions operations hold licenses for very small aperture terminals (“VSATs”) and satellite earth stations, which authorize operation of networks and teleports. We are also required to comply with technical operating and licensing requirements that pertain to our wireless licenses and operations. We believe that we have complied with such rules and regulations and licenses with respect to our existing products and services, and we intend to comply with such rules and regulations and licenses with respect to our future products and services. Governmental reallocation of the frequency spectrum also could impact our business, financial condition and results of operations.

Raw Materials and Supplies
Because of the diversity of our products and services, as well as the wide geographic dispersion of our facilities, we use numerous sources for the wide array of raw materials (such as electronic components, printed circuit boards, metals and plastics) needed for our operations and for our products. We are dependent upon suppliers and subcontractors for a large number of components and subsystems and the ability of our suppliers and subcontractors to adhere to customer or regulatory materials restrictions and to meet performance and quality specifications and delivery schedules. In some instances, we are dependent upon one or a few sources, either because of the specialized nature of a particular item or because of local content preference requirements pursuant to which we operate on a given project. While we have been affected by financial and performance issues of some of our suppliers and subcontractors, we have not been materially adversely affected by the inability to obtain raw materials or products. On occasion, we have experienced component shortages from vendors as a result of natural disasters, or the RoHS environmental regulations in the European Union or similar regulations in other jurisdictions. These events or regulations may cause a spike in demand for certain electronic components (such as lead-free components), resulting in industry-wide supply chain shortages. To date, these component shortages have not had a material adverse effect on our business. For further discussion of risks relating to subcontractors and suppliers, see “Item 1A. Risk Factors” of this Report.

Seasonality
We do not consider any material portion of our business to be seasonal. Various factors can affect the distribution of our revenue between accounting periods, including the timing of contract awards and the timing and availability of U.S. Government funding, as well as the timing of product deliveries and customer acceptance.

Employees
We employed approximately 16,900 employees at the end of fiscal 2011 compared with approximately 15,800 employees at the end of fiscal 2010. Approximately 88 percent of our employees as of the end of fiscal 2011 were located in the United States. A significant number of employees in our Government Communications Systems segment possess a U.S. Government security clearance. We also utilize a number of independent contractors. None of our employees in the United States is represented by a labor union. In certain international subsidiaries, our employees are represented by workers’ councils or statutory labor unions. In general, we believe that our relations with our employees are good.

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

Corporate Governance Principles and Committee Charters.  We previously adopted Corporate Governance Principles, which are available on the Corporate Governance section of our website at www.harris.com/harris/cg/. In addition, the charters of each of the standing committees of our Board, namely, the Audit Committee, Business Conduct and Corporate Responsibility Committee, Corporate Governance Committee, Finance Committee and Management Development and Compensation Committee, are also available on the Corporate Governance section of our website. A copy of the charters is also available free of charge upon written request to our Secretary at Harris Corporation, 1025 West NASA Boulevard, Melbourne, Florida 32919.

Certifications.  We have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Report. In addition, an annual CEO certification was submitted by our Chief Executive Officer to the New York Stock Exchange (“NYSE”) in November 2010 in accordance with the NYSE’s listing standards, which included a certification that he was not aware of any violation by Harris of the NYSE’s corporate governance listing standards.

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
We are highly dependent on sales to U.S. Government customers. The percentage of our net revenue that was derived from sales to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales through the U.S. Government, whether directly or through prime contractors, was approximately 72 percent in fiscal 2011, 75 percent in fiscal 2010 and 74 percent in fiscal 2009. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government would significantly reduce our revenue. Our U.S. Government programs must compete with programs managed by other government contractors for limited resources and for uncertain levels of funding. Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government and will continue these efforts in the future, and the U.S. Government may choose to use other contractors. We expect that a majority of the business that we seek in the foreseeable future will be awarded through competitive bidding. The U.S. Government has increasingly relied on certain types of contracts that are subject to a competitive bidding process, including IDIQ, GWAC, General Services Administration (“GSA”) Schedule and other multi-award contracts, which has resulted in greater competition and increased pricing pressure. We operate in highly competitive markets and our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas, and we may not be able to continue to win competitively awarded contracts or to obtain task orders under multi-award contracts. Further, the competitive bidding process involves significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us, and the risk that we may fail to accurately estimate the resources and costs required to fulfill any contract awarded to us. Following any contract award, we may experience significant expense or delay, contract modification or contract rescission as a result of our competitors protesting or challenging contracts awarded to us in competitive bidding. Budget decisions made by the U.S. Government are outside of our control and have long-term consequences for our business. A shift in U.S. Government spending priorities or an increase in non-procurement spending at the expense of our programs (for example, through “in-sourcing”), or a reduction in total U.S. Government spending, could have material adverse consequences on our future business.

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

Our government business also is subject to specific procurement regulations and a variety of socio-economic and other requirements. These requirements, although customary in U.S. Government contracts, increase our performance and compliance costs. These costs might increase in the future, thereby reducing our margins, which could have an adverse effect on our financial condition. Failure to comply with these regulations and requirements could lead to fines, penalties, repayments, or compensatory or treble damages, or suspension or debarment from U.S. Government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various laws, including those related to procurement integrity, export control, U.S. Government security regulations, employment practices, protection of the environment, accuracy of records, proper recording of costs and foreign corruption. The termination of a U.S. Government contract or relationship as a result of any of these acts would have an adverse impact on our operations and could have an adverse effect on our standing and eligibility for future U.S. Government contracts.

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
We face the risk, as does any company, of a security breach, whether through cyber attack or cyber intrusion over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, or other significant disruption of our IT networks and related systems. We face an added risk of a security breach or other significant disruption of the IT networks and related systems that we develop, install, operate and maintain for certain of our customers, which may involve managing and protecting information relating to national security and other sensitive government functions. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. As a communications and IT company, and particularly as a government contractor, we face a heightened risk of a security breach or disruption from threats to gain unauthorized access to our and our customers’ proprietary or classified information on our IT networks and related systems and to the IT networks and related systems that we operate and maintain for certain of our customers. These types of information and IT networks and related systems are critical to the operation of our business and essential to our ability to perform day-to-day operations, and, in some cases, are critical to the operations of certain of our customers. Although we make significant efforts to maintain the security and integrity of these types of information and IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. In some cases, the resources of foreign governments may be behind such attacks. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. A security breach or other significant disruption involving these types of information and IT networks and related systems could:

•	Disrupt the proper functioning of these networks and systems and therefore our operations and/or those of certain of our customers;
•	Result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or our customers, including trade secrets, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;
•	Compromise national security and other sensitive government functions;
•	Require significant management attention and resources to remedy the damages that result;
•	Subject us to claims for contract breach, damages, credits, penalties or termination; or
•	Damage our reputation among our customers (particularly agencies of the U.S. Government and potential customers of Cyber Integrated Solutions) and the public generally,

Any or all of which could have a negative impact on our results of operations, financial condition and cash flows.

We derive a significant portion of our revenue from international operations and are subject to the risks of doing business internationally, including fluctuations in currency exchange rates.
We are dependent on sales to customers outside the United States. In fiscal 2011, fiscal 2010 and fiscal 2009, revenue from products and services exported from the U.S. or manufactured or rendered abroad was 22 percent, 14 percent and 20 percent, respectively, of our total revenue. Approximately 33 percent of our international business in fiscal 2011 was transacted in local currency. Losses resulting from currency rate fluctuations can adversely affect our results. We expect that international revenue will continue to account for a significant portion of our total revenue. Also, a significant portion of our international revenue is from, and an increasing portion of our business activity is being conducted in, less-developed countries. We are subject to risks of doing business internationally, including:

•	Currency exchange controls, fluctuations of currency and currency revaluations;
•	The laws, regulations and policies of foreign governments relating to investments and operations, as well as U.S. laws affecting the activities of U.S. companies abroad, including the Foreign Corrupt Practices Act;

•	Changes in regulatory requirements, including business or operating license requirements, imposition of tariffs or embargoes, export controls and other trade restrictions;
•	Uncertainties and restrictions concerning the availability of funding, credit or guarantees;
•	The complexity and necessity of using international dealers, distributors, sales representatives and consultants;
•	The difficulties of managing a geographically dispersed organization and culturally diverse workforces, including compliance with local laws and practices;
•	Difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws;
•	Import and export licensing requirements and regulations, as well as unforeseen changes in export regulations;
•	Uncertainties as to local laws and enforcement of contract and intellectual property rights and occasional requirements for onerous contract clauses; and
•	Rapid changes in government, economic and political policies, political or civil unrest, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation.

Our reputation and ability to do business may be impacted by the improper conduct of our employees, agents or business partners.
We have implemented compliance controls, policies and procedures designed to prevent reckless or criminal acts from being committed by our employees, agents or business partners that would violate the laws of the jurisdictions in which we operate, including laws governing payments to government officials (such as the Foreign Corrupt Practices Act), and to detect any such reckless or criminal acts committed. We cannot ensure, however, that our controls, policies and procedures will prevent or detect all such reckless or criminal acts. If not prevented, such reckless or criminal acts could subject us to civil or criminal investigations and monetary and non-monetary penalties and could have a material adverse effect on our ability to conduct business, our results of operations and our reputation.

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

The continued effects of the general downturn in the global economy and the U.S. Government’s budget deficits and national debt could have an adverse impact on our business, operating results or financial condition.
There has been a general downturn in the global economy and the economies of the United States and many foreign countries in which we do business continue to show weakness. Although governments worldwide, including the U.S. Government, have initiated sweeping economic plans, we are unable to predict the impact, severity and duration of these economic events. The continuing effects of the general downturn in the global economy and the U.S. Government’s budget deficits and national debt could have an adverse impact on our business, operations results or financial condition in a number of ways. Possible effects of these economic conditions include the following:

•	The U.S. Government could reduce or delay its spending on, reprioritize its spending away from, the government programs in which we participate;
•	The U.S. Government may be unable complete its budget process before the end of its fiscal year on September 30 and thus would be required either to shut down or to be funded pursuant to a “continuing resolution” that authorizes agencies of the U.S. Government to continue operations but does not authorize new spending initiatives, either of which could result in reduced or delayed orders or payments for products and services we provide. While this historically has not had a material adverse impact on our business, operating results or financial condition, if the U.S. Government budget process results in a shutdown or prolonged operation under a continuing resolution, it may decrease our revenues, profitability or cash flows or otherwise have a material adverse effect on our business, operating results or financial condition.

•	We may experience declines in revenues, profitability and cash flows as a result of reduced or delayed orders or payments or other factors caused by the economic problems of our customers and prospective customers (including U.S. Federal, state and local governments);
•	We may experience supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and subcontractors; and
•	We may incur increased costs or experience difficulty with future borrowings under our commercial paper program or credit facilities or in the debt markets, or otherwise with financing our operating, investing (including any future acquisitions) or financing activities.

Our future success will depend on our ability to develop new products, services and technologies that achieve market acceptance in our current and future markets.
Both our commercial and government businesses are characterized by rapidly changing technologies and evolving industry standards. Accordingly, our performance depends on a number of factors, including our ability to:

•	Identify emerging technological trends in our current and target markets;
•	Develop and maintain competitive products and services;
•	Enhance our offerings by adding innovative hardware, software or other features that differentiate our products and services from those of our competitors; and
•	Develop, manufacture and bring cost-effective offerings to market quickly.

We believe that, in order to remain competitive in the future, we will need to continue to develop new products, services and technologies, requiring the investment of significant financial resources. The need to make these expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures ultimately will lead to the timely development of new products, services or technologies. Due to the design complexity of some of our products, services and technologies, we may experience delays in completing development and introducing new products, services or technologies in the future. Any delays could result in increased costs of development or redirect resources from other projects. In addition, we cannot provide assurances that the markets for our products, services or technologies will develop as we currently anticipate. The failure of our products, services or technologies to gain market acceptance could significantly reduce our revenue and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing products, services or technologies that gain market acceptance in advance of our products, services or technologies, or that our competitors will not develop new products, services or technologies that cause our existing products, services or technologies to become non-competitive or obsolete, which could adversely affect our results of operations. The future direction of the domestic and global economies, including its impact on customer demand, also will have a significant impact on our overall performance.

We participate in markets that are often subject to uncertain economic conditions, which makes it difficult to estimate growth in our markets and, as a result, future income and expenditures.
We participate in U.S. and international markets that are subject to uncertain economic conditions. As a result, it is difficult to estimate the level of growth in the markets in which we participate. Because all components of our budgeting and forecasting are dependent upon estimates of growth in the markets we serve, the uncertainty renders estimates of or guidance relating to future revenue, income and expenditures even more difficult. As a result, we may make significant investments and expenditures but never realize the anticipated benefits.

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
We have made, and we may continue to make, strategic acquisitions that involve significant risks and uncertainties. These risks and uncertainties include:

•	Difficulty in identifying and evaluating potential acquisitions, including the risk that our due diligence does not identify or fully assess valuation issues, potential liabilities or other acquisition risks;
•	Difficulty in integrating newly acquired businesses and operations, including combining product and service offerings, and in entering into new markets in which we are not experienced, in an efficient and cost-effective manner while maintaining adequate standards, controls and procedures, and the risk that we encounter significant unanticipated costs or other problems associated with integration;
•	Difficulty in consolidating and rationalizing IT infrastructure, which may include multiple legacy systems from various acquisitions and integrating software code;
•	Challenges in achieving strategic objectives, cost savings and other benefits expected from acquisitions;
•	Risk that our markets do not evolve as anticipated and that the strategic acquisitions do not prove to be those needed to be successful in those markets;
•	Risk that we assume significant liabilities that exceed the limitations of any applicable indemnification provisions or the financial resources of any indemnifying parties;
•	Potential loss of key employees or customers of the acquired businesses; and
•	Risk of diverting the attention of senior management from our existing operations.

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
Many of the markets we serve are characterized by vigorous protection and pursuit of intellectual property rights, which often has resulted in protracted and expensive litigation. Third parties have claimed in the past and may claim in the future that we are infringing directly or indirectly upon their intellectual property rights, and we may be found to be infringing or to have infringed directly or indirectly upon those intellectual property rights. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. Moreover, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of certain of our products, services and solutions. Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, know-how, confidentiality provisions and licensing arrangements to establish and protect our intellectual property rights. If we fail to successfully protect and enforce these rights, our competitive position could suffer. Our pending patent and trademark registration applications may not be allowed, or competitors may challenge the validity or scope of our patents or trademark registrations. In addition, our patents may not provide us a significant competitive advantage. We may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect infringement and our competitive position may be harmed before we do so. In addition, competitors may design around our technology or develop competing technologies.

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
We are exposed to liabilities that are unique to the products and services we provide. A significant portion of our business relates to designing, developing and manufacturing advanced defense, technology and communications systems and products. New technologies associated with these systems and products may be untested or unproven. Components of certain of the defense systems and products we develop are inherently dangerous. Failures of satellites, missile systems, air traffic control systems, homeland security applications and aircraft have the potential to cause loss of life and extensive property damage. In most circumstances, we may receive indemnification from the U.S. Government. While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs from an accident or incident. It also is not possible to obtain insurance to protect against all operational risks and liabilities. Substantial claims resulting from an incident in excess of U.S. Government indemnity and our insurance coverage could harm our financial condition, operating results and cash flows. Moreover, any accident or incident for which we are liable, even if fully insured, could negatively affect our standing among our customers and the public, thereby making it more difficult for us to compete effectively, and could significantly impact the cost and availability of adequate insurance in the future.

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
Our corporate headquarters and significant operations of our Government Communications Systems segment are located in Florida, where major hurricanes have occurred. Our worldwide operations and operations of our suppliers could be subject to natural disasters or other significant disruptions, including hurricanes, typhoons, tsunamis, floods, earthquakes, fires, water shortages, other extreme weather conditions, medical epidemics, acts of terrorism, power shortages and blackouts, telecommunications failures, cyber attacks and other natural and manmade disasters or disruptions. In the event of such a natural disaster or other disruption, we could experience disruptions or interruptions to our operations or the operations of our suppliers, subcontractors, distributors, resellers or customers; destruction of facilities; and/or loss of life, all of which could materially increase our costs and expenses and materially adversely affect our business, financial condition and results of operations.

Changes in the regulatory framework under which our managed satellite and terrestrial communications solutions operations are operated could adversely affect our business, results of operations and financial condition.
Our domestic satellite and terrestrial communications solutions are currently provided on a private carrier basis and are therefore subject to lighter regulation by the Federal Communications Commission (the “FCC”) and other Federal, state and local agencies than if provided on a common carrier basis. Our international satellite and terrestrial communications solutions operations are regulated by governments of various countries other than the United States and by other international authorities. The regulatory regimes applicable to our international satellite and terrestrial communications solutions operations frequently require that we obtain and maintain licenses for our operations and conduct our operations in accordance with prescribed standards. Compliance with such requirements may inhibit our ability to quickly expand our operations into new countries, including in circumstances in which such expansion is required in order to provide uninterrupted service to existing customers with mobile operations as they move to new locations on short notice. Failure to comply with such regulatory requirements could subject us to various penalties or sanctions. The adoption of new laws or regulations, changes to the existing domestic or international regulatory framework, new interpretations of the laws that apply to our operations, or the loss of, or a material limitation on, any of our material licenses could materially harm our business, results of operations and financial condition.

We rely on third parties to provide satellite bandwidth for our managed satellite and terrestrial communications solutions, and any bandwidth constraints could harm our business, financial condition and results of operations.
In our managed satellite and terrestrial communications solutions operations, we compete for satellite bandwidth with other commercial entities, such as other satellite communications services providers and broadcasting companies, and with governmental entities, such as the military. In certain markets and at certain times, satellite bandwidth may be limited and/or pricing of satellite bandwidth could be subject to competitive pressure. In such cases, we may be unable to secure sufficient bandwidth needed to provide our managed satellite communications services, either at favorable rates or at all. This inability could harm our business, financial condition and results of operations.

Changes in future business conditions could cause business investments and/or recorded goodwill to become impaired, resulting in substantial losses and write-downs that would reduce our results of operations.
As part of our overall strategy, we will, from time to time, acquire a minority or majority interest in a business. These investments are made upon careful analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining acquisition price. After acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Goodwill accounts for approximately 39 percent of our recorded total assets as of July 1, 2011. We evaluate the recoverability of recorded goodwill amounts annually, as well as when we change reportable segments and when events or circumstances indicate there may be an impairment. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reportable segment cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. For additional information on accounting policies we have in place for goodwill impairment, see our discussion under “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report and Note 1: Significant Accounting Policies and Note 22: Impairment of Goodwill and Other Long-Lived Assets in the Notes.

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

In addition, we are currently undertaking a search for a successor chief executive officer, which is a critical management position. The search for and transition to a successor chief executive officer may result in disruptions to our business and uncertainty among investors, employees and others concerning our future direction and performance. It also may be more difficult for us to recruit and retain other personnel until a successor chief executive officer is identified and the transition is completed. Any such disruptions and uncertainty, as well as the failure to successfully identify, attract and/or retain a successor chief executive officer or other executives and key employees could have an adverse effect on our business, results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

We have no unresolved comments from the SEC.

ITEM 2.	PROPERTIES.

Our principal executive offices are located at owned facilities in Melbourne, Florida. As of July 1, 2011, we operated approximately 170 locations in the United States, Canada, Europe, Central and South America and Asia, consisting of about 8.1 million square feet of manufacturing, administrative, research and development, warehousing, engineering and office space, of which approximately 5.1 million square feet were owned and approximately 3.0 million square feet were leased. There are no material encumbrances on any of our facilities. Our leased facilities are, for the most part, occupied under leases for remaining terms ranging from one month to 10 years, a majority of which can be terminated or renewed at no longer than five-year intervals at our option. As of July 1, 2011, we had major operations at the following locations:

RF Communications — Rochester, New York; Lynchburg, Virginia; Forest, Virginia; Chelmsford, Massachusetts; Columbia, Maryland; and San Diego, California.

Integrated Network Solutions — Houston, Texas; Scottsdale, Arizona; Aberdeen, Scotland; Quincy, Illinois; Englewood, Colorado; Herndon, Virginia; Singapore; Dulles, Virginia; Pottstown, Pennsylvania; Alexandria, Virginia; Harrisonburg, Virginia; Mason, Ohio; Melbourne, Florida; Colorado Springs, Colorado; Calgary, Canada; Wokingham, United Kingdom; Waterloo, Canada; Los Angeles, California; Bellevue, Nebraska; Chesapeake, Virginia; and Toronto, Canada.

Government Communications Systems — Palm Bay, Florida; Melbourne, Florida; Malabar, Florida; Chantilly, Virginia; Falls Church, Virginia; Annapolis Junction, Maryland; Seabrook, Maryland; Washington, D.C.; and Largo, Maryland.

Corporate — Melbourne, Florida and Winnersh, United Kingdom.

The following is a summary of the approximate floor space of our offices and facilities in productive use, by segment, at July 1, 2011 (in millions):

	Approximate	Approximate
	Total Sq. Ft.	Total Sq. Ft.
Segment	Owned	Leased	Total

RF Communications	1.4	0.8	2.2
Integrated Network Solutions	0.6	1.6	2.2
Government Communications Systems	2.7	0.5	3.2
Corporate	0.4	0.1	0.5

Total	5.1	3.0	8.1

In the opinion of management, our facilities, whether owned or leased, are suitable and adequate for their intended purposes and have capacities adequate for current and projected needs. While we have some unused or under-utilized facilities, they are not considered significant. The facilities owned by our RF Communications segment include a new manufacturing facility located in Rochester, New York. The facilities owned by our Integrated Network Solutions segment include our new Cyber Integration Center located in Harrisonburg, Virginia. We frequently review our anticipated requirements for facilities and will, from time to time, acquire additional facilities, expand existing facilities, and dispose of existing facilities or parts thereof, as management deems necessary. For more information about our lease obligations, see Note 18: Lease Commitments in the Notes. Our facilities and other properties are generally maintained in good operating condition.

ITEM 3.	LEGAL PROCEEDINGS.

General.  From time to time, as a normal incident of the nature and kind of businesses in which we are, and were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; the prior sale or use of products containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. While it is not feasible to predict the outcome of these matters with certainty, and some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us, based upon available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at July 1, 2011 are reserved against, covered by insurance or would not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Generally, U.S. Government contracts are subject to procurement laws and regulations, including the Federal Acquisition Regulation (“FAR”), which outline uniform policies and procedures for acquiring goods and services by the U.S. Government, and specific agency acquisition regulations that implement or supplement the FAR, such as the Defense Federal Acquisition Regulation Supplement. As a U.S. Government contractor, our contract costs are audited and reviewed on a continuing basis by the Defense Contract Audit Agency (“DCAA”). The DCAA also reviews the adequacy of, and a U.S. Government contractor’s compliance with, the contractor’s internal control systems and policies, including the contractor’s accounting, purchasing, property, estimating, compensation and management information systems. In addition to these routine audits, from time to time, we may, either individually or in conjunction with other U.S. Government contractors, be the subject of audits and investigations by other agencies of the U.S. Government. These audits and investigations are conducted to determine if our performance and administration of our U.S. Government contracts are compliant with applicable contractual requirements and procurement and other applicable Federal laws and regulations. These investigations may be conducted without our knowledge. We are unable to predict the outcome of such investigations or to estimate the amounts of resulting claims or other actions that could be instituted against us, our officers or employees. Under present U.S. Government procurement laws and regulations, if indicted or adjudged in violation of procurement or other Federal laws, a contractor, such as us, or one or more of our operating divisions or subdivisions, could be subject to fines, penalties, repayments, or compensatory or treble damages. U.S. Government regulations also provide that certain findings against a contractor may lead to suspension or debarment from eligibility for awards of new U.S. Government contracts for up to three years. Suspension or debarment would have a material adverse effect on us because of our reliance on U.S. Government contracts. In addition, our export privileges could be suspended or revoked. Suspension or revocation of our export privileges also would have a material adverse effect on us. For further discussion of risks relating to U.S. Government contracts, see “Item 1A. Risk Factors” of this Report.

International.  As an international company, we are, from time to time, the subject of investigations relating to our international operations, including under the U.S. export control laws, the U.S. Foreign Corrupt Practices Act and similar U.S. and international laws.

Environmental.  We are subject to numerous U.S. Federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. We own, previously owned or are currently named as a potentially responsible party at 14 such sites, excluding sites as to which our records disclose no involvement or as to which our liability has been finally determined. While it is not feasible to predict the outcome of many of these proceedings, in the opinion of our management, any payments we may be required to make as a result of such claims in existence at July 1, 2011 will not have a material adverse effect on our financial condition, results of operations or cash flows. Additional information regarding environmental matters is set forth in Note 1: Significant Accounting Policies in the Notes, which information is incorporated herein by reference, and in “Item 1. Business — Environmental and Other Regulations” of this Report.

HSTX Securities Litigation.  HSTX and certain of its current and former officers and directors, including certain current Harris officers, were named as defendants in a federal securities class action complaint filed on September 15, 2008 in the United States District Court (the “Court”) for the District of Delaware by plaintiff

Norfolk County Retirement System on behalf of an alleged class of purchasers of HSTX securities from January 29, 2007 to July 30, 2008, including shareholders of Stratex Networks, Inc. (“Stratex”) who exchanged shares of Stratex for shares of HSTX as part of the combination between Stratex and our former Microwave Communications Division to form HSTX. Similar complaints were filed in the Court on October 6, 2008 and October 30, 2008. The complaints were consolidated in a slightly expanded complaint filed on July 29, 2009 that, among other things, added Harris Corporation as a defendant. This action relates to public disclosures made by HSTX on January 30, 2007 and July 30, 2008, which included the restatement of HSTX’s financial statements for the first three fiscal quarters of its fiscal 2008 (the quarters ended March 28, 2008, December 28, 2007 and September 28, 2007) and for its fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005 due to accounting errors. The consolidated complaint alleged violations of Section 10(b) and Section 20(a) of the Exchange Act and of Rule 10b-5 promulgated thereunder, as well as violations of Section 11 and Section 15 of the Securities Act, and sought, among other relief, determinations that the action is a proper class action, unspecified compensatory damages and reasonable attorneys’ fees and costs. On June 21, 2011, the Court issued an order preliminarily approving a settlement between the parties. A settlement fairness hearing is scheduled for September 16, 2011. We do not expect the settlement to have a material impact on our results of operations, financial condition or cash flows.

ITEM 4.	(REMOVED AND RESERVED).

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, position held with us, and principal occupation and employment during at least the past 5 years for each of our executive officers as of August 26, 2011, were as follows:

Name and Age	Position Currently Held and Past Business Experience

Howard L. Lance, 55	Chairman of the Board, President and Chief Executive Officer since June 2003. President and Chief Executive Officer from February 2003 to June 2003. Formerly President of NCR Corporation and Chief Operating Officer of its Retail and Financial Group from July 2001 to October 2002. Prior to July 2001, Mr. Lance served for 17 years with Emerson Electric Company, where he held increasingly senior management positions with different divisions of the company, and was named Executive Vice President for Emerson’s Electronics and Telecommunications businesses in 1999. Mr. Lance is a director of Stryker Corporation and Eastman Chemical Company.
Daniel R. Pearson, 59	Executive Vice President and Chief Operating Officer and Acting Group President, Integrated Network Solutions since March 2011. Executive Vice President and Chief Operating Officer from June 2010 to March 2011. Group President, Government Communications Systems from July 2008 to May 2010. Group President, Defense Communications and Electronics from May 2007 to June 2008. Group President — Defense Communications from July 2006 to May 2007. President — Department of Defense Programs, Government Communications Systems Division from November 2003 to July 2006. President — Network Support Division from June 2000 to November 2003. Mr. Pearson joined Harris in 1977.
Gary L. McArthur, 51	Senior Vice President and Chief Financial Officer since September 2008. Vice President and Chief Financial Officer from March 2006 to September 2008. Vice President — Finance and Treasurer from January 2005 to March 2006. Vice President — Corporate Development from January 2001 to January 2005. Director — Corporate Development from March 1997 to December 2000. Formerly, Chief Financial Officer of 3D/EYE Inc. from 1996 to 1997. Executive Director — Mexico, Nextel from 1995 to 1996. Director — Mergers and Acquisitions, Nextel from 1993 to 1995. Prior to 1993, Mr. McArthur held various positions with Lehman Brothers, Inc., Cellcom Corp. and Deloitte & Touche.

Name and Age	Position Currently Held and Past Business Experience

Jeffrey S. Shuman, 57	Senior Vice President, Chief Human Resources and Administrative Officer since February 2011. Senior Vice President, Human Resources and Corporate Relations from June 2010 to February 2011. Vice President, Human Resources and Corporate Relations from August 2005 to May 2010. Formerly with Northrop Grumman as Vice President of Human Resources and Administration, Information Technology Sector from March 2001 to August 2005; and Senior Vice President of Human Resources Information Systems Group, Litton Inc. from September 1999 to March 2001. Prior to that, with Honeywell International/Allied Signal Corporation as Vice President — Human Resources for Allied Signal’s technical services business from February 1997 to September 1999 and Director, Human Resources, Allied Signal from January 1995 to February 1997. President, Management Recruiters International of Orange County from 1994 to 1995. Prior to 1994, Mr. Shuman held various positions with Avon Products, Inc.
Scott T. Mikuen, 49	Vice President, General Counsel and Secretary since October 2010. Vice President, Associate General Counsel and Secretary from October 2004 to October 2010. Vice President — Counsel, Corporate and Commercial Operations and Assistant Secretary from November 2000 to October 2004. Mr. Mikuen joined Harris in 1996 as Finance Counsel.
Sheldon J. Fox, 52	Group President, Government Communications Systems since June 2010. President, National Intelligence Programs, Government Communications Systems from December 2007 to May 2010. President, Defense Programs, Government Communications Systems from May 2007 to December 2007. Vice President and General Manager, Department of Defense Programs, Government Communications Systems Division from July 2006 to April 2007. Vice President of Programs, Department of Defense Communications Systems, Government Communications Systems Division from July 2005 to June 2006. Mr. Fox joined Harris in 1984.
Dana A. Mehnert, 49	Group President, RF Communications since May 2009. President, RF Communications from July 2006 to May 2009. Vice President and General Manager — Government Products Business, RF Communications from July 2005 to July 2006. Vice President and General Manager — Business Development and Operations, RF Communications from January 2005 to July 2005. Vice President — Defense Operations, RF Communications from January 2004 to January 2005. Vice President — International Operations, RF Communications from November 2001 to January 2004. Vice President/Managing Director — International Government Sales Operations for Harris’ regional sales organization from September 1999 to November 2001. Vice President — Marketing and International Sales, RF Communications from August 1997 to September 1999. Vice President — Worldwide Marketing, RF Communications from July 1996 to July 1997. Vice President — International Sales, RF Communications from November 1995 to June 1996. Mr. Mehnert joined Harris in 1984.
Lewis A. Schwartz, 48	Vice President, Principal Accounting Officer since October 2006. Principal Accounting Officer from October 2005 to October 2006. Assistant Controller from October 2003 to October 2005. Director, Corporate Accounting from August 1999 to October 2003. Director, Corporate Planning from January 1997 to August 1999. Mr. Schwartz joined Harris in 1992. Formerly, Mr. Schwartz was with Ernst & Young LLP from 1986 to 1992.

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

Market Information and Price Range of Common Stock
Our common stock, par value $1.00 per share, is listed and traded on the NYSE, under the ticker symbol “HRS.” According to the records of our transfer agent, as of August 26, 2011, there were approximately 5,860 holders of record of our common stock. The high and low sales prices of our common stock as reported on the NYSE consolidated transactions reporting system and the dividends paid on our common stock for each quarterly period in our last two fiscal years are reported below:

			Cash
	High	Low	Dividends

Fiscal 2011
First Quarter	$48.95	$41.13	$0.25
Second Quarter	$47.42	$43.02	0.25
Third Quarter	$51.27	$43.14	0.25
Fourth Quarter	$53.39	$43.75	0.25

			$1.00

Fiscal 2010
First Quarter	$39.42	$26.11	$0.22
Second Quarter	$48.25	$35.88	0.22
Third Quarter	$49.67	$42.67	0.22
Fourth Quarter	$54.50	$40.24	0.22

			$0.88

On August 26, 2011, the last sale price of our common stock as reported in the NYSE consolidated transactions reporting system was $37.69 per share.

Dividends
The cash dividends paid on our common stock for each quarter in our last two fiscal years are set forth in the tables above. On July 30, 2011, our Board of Directors increased the quarterly cash dividend rate on our common stock from $.25 per share to $.28 per share, for an annualized cash dividend rate of $1.12 per share and declared a quarterly cash dividend of $.28 per share, which will be paid on September 16, 2011 to holders of record on September 7, 2011. Our annualized cash dividend rate was $1.00 per share, $.88 per share and $.80 per share in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect that cash dividends will continue to be paid in the near future, but we can give no assurances. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant.

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

The performance graph and table below compare the five-year cumulative total return of our common stock with the comparable five-year cumulative total returns of the Standard & Poor’s 500 Composite Stock Index (“S&P 500”), the Standard & Poor’s 500 Information Technology Sector Index (“S&P 500 Information Technology”) and the Standard & Poor’s 500 Aerospace & Defense Index (“S&P 500 Aerospace & Defense”). The figures in the performance graph and table below assume an initial investment of $100 at the close of business on June 30, 2006 in Harris, the S&P 500, the S&P 500 Information Technology and the S&P 500 Aerospace & Defense and the reinvestment of all dividends, including, with respect to our common stock, the Spin-off dividend. For purposes of calculating the cumulative total return of our common stock, the then-current market value of the HSTX shares distributed in the Spin-off was deemed to have been reinvested on the May 27, 2009 Spin-off date in shares of our common stock.

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

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG
HARRIS, S&P 500, S&P 500 INFORMATION TECHNOLOGY AND S&P 500 AEROSPACE & DEFENSE

HARRIS FISCAL YEAR END	2006	2007	2008	2009	2010	2011
Harris	$100	133	126	75	111	125

S&P 500	$100	121	104	75	88	117

S&P 500 Information Technology	$100	126	118	93	110	141

S&P 500 Aerospace & Defense	$100	124	110	81	102	138

Sales of Unregistered Securities
During fiscal 2011, we did not issue or sell any unregistered securities.

Issuer Purchases of Equity Securities
During fiscal 2011, we repurchased 5,325,690 shares of our common stock under our repurchase program at an average price per share of $46.92, excluding commissions. During fiscal 2010, we repurchased 4,779,411 shares of our common stock under our repurchase program at an average price per share of $41.81, excluding commissions. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired.

The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended July 1, 2011:

				Maximum
				approximate
			Total number of	dollar value
			shares purchased as	of shares that may
			part of publicly	yet be purchased
	Total number of	Average price	announced plans or	under the plans or
Period*	shares purchased	paid per share	programs (1)	programs (1)
Month No. 1
(April 2, 2011-April 29, 2011)
Repurchase Programs (1)	None	n/a	None	$300,592,325
Employee Transactions (2)	34,831	$50.94	n/a	n/a

Month No. 2
(April 30, 2011-May 27, 2011)
Repurchase Programs (1)	1,912,460	$48.83	1,912,460	$207,208,781
Employee Transactions (2)	65,961	$48.56	n/a	n/a

Month No. 3
(May 28, 2011-July 1, 2011)
Repurchase Programs (1)	135,450	$48.50	135,450	$200,639,551
Employee Transactions (2)	34,961	$46.50	n/a	n/a

Total	2,183,663	$48.80	2,047,910	$200,639,551

*	Periods represent our fiscal months.

(1)	On March 2, 2009, we announced that on February 27, 2009, our Board of Directors approved the 2009 Repurchase Program authorizing us to repurchase up to $600 million in shares of our stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. The 2009 Repurchase Program did not have a stated expiration date and has resulted in repurchases in excess of the dilutive effect of shares issued under our share-based incentive plans. The approximate dollar amount of our stock that may yet be purchased under the 2009 Repurchase Program as of July 1, 2011 was $200,639,551 (as reflected in the table above). On August 2, 2011, we announced that on July 30, 2011, our Board of Directors approved the New Repurchase Program authorizing us to repurchase up to $1 billion in shares of our stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. The New Repurchase Program replaced the 2009 Repurchase Program as of July 30, 2011 and does not have a stated expiration date. We currently expect to repurchase up to $500 million in shares of our stock under the New Repurchase Program by the end of calendar year 2011 and to fund share repurchases with available cash and commercial paper. The New Repurchase Program is expected to result in repurchases well in excess of the dilutive effect of shares issued under our share-based incentive plans. However, the level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. As a matter of policy, we do not repurchase shares during the period beginning on the 15th day of the third month of a fiscal quarter and ending two days following the public release of earnings and financial results for such fiscal quarter.

(2)	Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised stock options, (b) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance shares or restricted shares that vested during the quarter, (c) performance shares or restricted shares returned to us upon retirement or employment termination of employees or (d) shares of our common stock purchased by, or sold to us by, the Harris Corporation Master Rabbi Trust, with the trustee thereof acting at our direction, to fund obligations of the Rabbi Trust under our deferred compensation plans. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.

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

The following table summarizes our selected historical financial information for each of the last five fiscal years. All amounts presented have been restated on a continuing operations basis. Discontinued operations are more fully discussed in Note 3: Discontinued Operations in the Notes. The selected financial information shown below has been derived from our audited Consolidated Financial Statements, which for data presented for fiscal years 2011 and 2010 are included elsewhere in this Report. This table should be read in conjunction with our other financial information, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying Notes, included elsewhere in this Report.

	Fiscal Years Ended
	2011 (1)	2010 (2)	2009 (3)	2008 (4)	2007 (5)
	(In millions, except per share amounts)

Results of Operations:
Revenue from product sales and services	$5,924.6	$5,206.1	$5,005.0	$4,596.1	$3,737.9
Cost of product sales and services	3,810.5	3,334.4	3,420.2	3,145.6	2,519.8
Interest expense	90.4	72.1	52.8	53.1	38.9
Income from continuing operations before income taxes	880.7	840.3	485.3	667.5	518.1
Income taxes	293.6	278.7	172.9	214.0	170.9
Income from continuing operations	587.1	561.6	312.4	453.5	347.2
Discontinued operations, net of income taxes	—	—	(437.0)	(16.5)	122.7
Net income (loss)	587.1	561.6	(124.6)	437.0	469.9
Noncontrolling interests, net of income taxes	0.9	—	162.5	7.2	10.5
Net income attributable to Harris Corporation	588.0	561.6	37.9	444.2	480.4
Average shares outstanding (diluted)	126.3	130.0	133.0	136.2	141.1
Per Share Data (Diluted) Attributable to Harris Corporation Common Shareholders:
Income from continuing operations	$4.60	$4.28	$2.33	$3.31	$2.49
Income (loss) from discontinued operations, net of income taxes	—	—	(2.05)	(0.07)	0.94
Net income	4.60	4.28	0.28	3.24	3.43
Cash dividends	1.00	0.88	0.80	0.60	0.44
Financial Position at Fiscal Year-End:
Net working capital	$786.3	$952.8	$749.7	$814.5	$23.5
Net property, plant and equipment	872.8	609.7	543.2	407.2	379.2
Long-term debt	1,887.2	1,176.6	1,177.3	828.0	400.1
Total assets	6,172.8	4,743.6	4,465.1	4,627.5	4,406.0
Equity	2,512.0	2,190.1	1,869.1	2,604.3	2,230.7
Book value per share	20.40	17.18	14.23	19.49	17.22

(1)	Results for fiscal 2011 included a $36.8 million after-tax ($.29 per diluted share) charge for integration and other costs in our Integrated Network Solutions segment associated with our acquisitions of CapRock, Schlumberger GCS, the Core180 Infrastructure and Carefx.

(2)	Results for fiscal 2010 included: a $14.5 million after-tax ($.11 per diluted share) charge for integration and other costs in our RF Communications segment associated with our acquisition of Wireless Systems; a $3.6 million after-tax ($.03 per diluted share) charge for integration and other costs in our Integrated Network Solutions segment associated with our acquisitions of Patriot Technologies, LLC (“Patriot”), SignaCert, Inc. (“SignaCert”) and CapRock; and a $1.8 million after-tax ($.01 per diluted share) charge for integration and other costs in our Government Communications Systems segment associated with our acquisitions of Crucial Security, Inc. (“Crucial”) and the Air Traffic Control business unit (“SolaCom ATC”) of SolaCom Technologies, Inc.

(3)	Results for fiscal 2009 included: a $196.7 million after-tax ($1.48 per diluted share) non-cash charge for impairment of goodwill and other long-lived assets in our Integrated Network Solutions segment related to Broadcast and New Media Solutions; a $6.0 million after-tax ($.04 per diluted share) charge for integration and other costs in our RF Communications segment associated with our acquisition of Wireless Systems; an $18.0 million after-tax ($.14 per diluted share) charge, net of government cost reimbursement, for company-wide cost-reduction actions; and a $6.5 million after-tax ($.05 per diluted share) favorable impact from the settlement of the U.S. Federal income tax audit of fiscal year 2007.

(4)	Results for fiscal 2008 included: a $47.1 million after-tax ($.34 per diluted share) charge for schedule and cost overruns on commercial satellite reflector programs in our Government Communications Systems segment; a $6.2 million after-tax ($.05 per diluted share) increase to income related to the renegotiation of pricing on an IT services contract in our Integrated Network Solutions segment; and an $11.0 million after-tax ($.08 per diluted share) favorable impact from the settlement of U.S. Federal income tax audits of fiscal years 2004 through 2006.

(5)	Results for fiscal 2007 included: a $6.0 million after-tax ($.04 per diluted share) charge for cost-reduction actions and a $12.3 million after-tax ($.09 per diluted share) write-down of capitalized software associated with our decision to discontinue an automation software development effort in our Integrated Network Solutions segment; a $12.9 million after-tax ($.09 per diluted share) write-down of our investment in Terion, Inc. (“Terion”) due to an other-than-temporary impairment; and a $12.0 million after-tax ($.09 per diluted share) favorable impact from the settlement of a tax audit.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The following is a list of the sections of MD&A, together with our perspective on the contents of these sections of MD&A, which we hope will assist in reading these pages:

•	Business Considerations — a general description of our businesses; the value drivers of our businesses and our strategy for achieving value; fiscal 2011 results of operations and liquidity and capital resources key indicators; and industry-wide opportunities, challenges and risks that are relevant to us in the defense, government and commercial markets.

•	Operations Review — an analysis of our consolidated results of operations and of the results in each of our three operating segments, to the extent the segment operating results are helpful to an understanding of our business as a whole, for the three years presented in our financial statements. In this section of MD&A, “income from continuing operations” refers to income from continuing operations attributable to Harris Corporation common shareholders.

•	Liquidity, Capital Resources and Financial Strategies — an analysis of cash flows, common stock repurchases, dividends, capital structure and resources, contractual obligations, off-balance sheet arrangements, commercial commitments, financial risk management, impact of foreign exchange and impact of inflation.

•	Critical Accounting Policies and Estimates — a discussion of accounting policies and estimates that require the most judgment and a discussion of accounting pronouncements that have been issued but not yet implemented by us and their potential impact on our financial position, results of operations and cash flows.

•	Forward-Looking Statements and Factors that May Affect Future Results — cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.

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

We structure our operations primarily around the products and services we sell and the markets we serve. As previously reported and as also discussed in Note 1: Significant Accounting Policies and Note 25: Business Segments in the Notes, in the third quarter of fiscal 2011, we realigned our operations to provide increased market focus and address certain high-growth commercial markets. As a result of the realignment, effective for the third quarter of fiscal 2011, our reportable operating segment structure changed, and we now report the financial results of our continuing operations in the following three operating segments:

•	Our RF Communications segment, which is unchanged by the realignment and continues to be comprised of (i) U.S. Department of Defense and International Tactical Communications (“Tactical Communications”) and (ii) Public Safety and Professional Communications;
•	Our Integrated Network Solutions segment, which is comprised of (i) IT Services, (ii) Managed Satellite and Terrestrial Communications Solutions, (iii) Healthcare Solutions, (iv) Cyber Integrated Solutions and (v) Broadcast and New Media Solutions; and
•	Our Government Communications Systems segment, which is now comprised of (i) Civil Programs, (ii) Defense Programs and (iii) National Intelligence Programs.

Our new reportable operating segment structure reflects that IT Services, Managed Satellite and Terrestrial Communications Solutions, Healthcare Solutions and Cyber Integrated Solutions are no longer under our Government Communications Systems segment, but instead have been realigned with Broadcast and New Media Solutions (formerly a separate reportable segment called Broadcast Communications) to form our new Integrated Network Solutions segment. Our RF Communications segment did not change. The historical results, discussion and presentation of our operating segments as set forth in this Report have been adjusted to reflect the impact of these changes to our reportable operating segment structure for all periods presented in this Report.

Additionally, in the fourth quarter of fiscal 2009, in connection with the May 27, 2009 Spin-off in the form of a taxable pro rata dividend to our shareholders of all the shares of HSTX common stock owned by us, we eliminated our former HSTX operating segment. Our historical financial results have been restated to account for HSTX as discontinued operations for all periods presented in this Report, and unless otherwise specified, disclosures in this Report relate solely to our continuing operations. See Note 3: Discontinued Operations in the Notes for additional information regarding discontinued operations.

Financial information with respect to all of our other activities, including corporate costs not allocated to the operating segments or discontinued operations, is reported as part of the “Unallocated corporate expense” or “Non-operating loss” line items in our Consolidated Financial Statements and accompanying Notes.

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

•	Continuing profitable revenue growth in all segments by introducing new technology-based products, expanding our addressable markets and customer base, and investing in international markets and channels;
•	Leveraging technology, know-how and capabilities transfer across business segments;
•	Achieving operating efficiencies and cost reductions by delivering on supply chain and operations excellence;
•	Making strategic acquisitions to enhance and supplement our products and services portfolios and to gain access to new markets; and
•	Maintaining a strong financial foundation.

Continuing profitable revenue growth in all segments:  We plan to focus on continued profitable revenue growth by focusing on the following strategies in each segment:

RF Communications:  Continue to leverage our reputation and position as a leading provider of secure tactical radio communications and embedded high-grade encryption solutions for military and government organizations and secure communications systems and equipment for public safety, utility and transportation markets. Capitalize on the opportunity to transform the legacy narrowband market into the network-enabled wideband market of the future. Continue to increase our international presence, product offerings, solutions, support and services.

Integrated Network Solutions:  Provide mission-critical end-to-end IT services; managed satellite and terrestrial communications solutions; standards-based healthcare interoperability and image management solutions; cyber integration and cloud application hosting solutions; and digital media management solutions to support government, energy, healthcare, enterprise and broadcast customers. Leverage our IT services business scale and capabilities in each of the above mentioned vertical markets. Continue to increase our international presence, product offerings, solutions, support and services.

Government Communications Systems:  Conduct advanced research and produce, integrate and support highly reliable, net-centric communications and information technology that solve the mission-critical challenges of our civilian, defense and intelligence government customers, primarily the U.S. Government. Leverage core capabilities such as SATCOM, ground systems, avionics, data links, mission-critical networks, ISR and space systems.

Leveraging technology, know-how and capabilities transfer across business segments:  One of our strengths is our ability to transfer technology, know-how and capabilities among business segments and focus our research and development projects in ways that benefit Harris as a whole. An example of this is our FAME product that utilizes COTS software and hardware developed by our Integrated Network Solutions segment and applying that technology to government applications where there is a need to gather, store, distribute and analyze increasingly large amounts of ISR data. The partnering of Broadcast and New Media Solutions and IT Services to provide fully integrated solutions for the Orlando Magic and 7-Eleven is another example. Another area of focus is cross-selling through vertical market sales channels and joint pursuits by multiple segments. Other corporate initiatives include joint international market channel development, such as shared distributors and coordinated “go-to-market” strategies.

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

Making strategic acquisitions:  Another key value driver is making strategic acquisitions and investments to build or complement the strengths in our core businesses, more quickly access adjacent markets, and gain access to new markets. On July 30, 2010, we acquired CapRock, a global provider of mission-critical, managed satellite communications services for the government, energy and maritime industries. The acquisition of CapRock increased the breadth of our assured communications® capabilities, while enabling us to enter new vertical markets and increase our international presence. On April 4, 2011, we acquired Schlumberger GCS, a provider of satellite and terrestrial communications services for the worldwide energy market. We report CapRock and Schlumberger GCS as part of Managed Satellite and Terrestrial Communications Solutions under our Integrated Network Solutions segment. Also on April 4, 2011, we acquired Carefx, a provider of interoperability workflow solutions for government and commercial healthcare providers. This acquisition expanded our presence in government healthcare, provided entry into the commercial healthcare market and is expected to leverage the healthcare interoperability workflow products offered by Carefx and the broader scale of enterprise intelligence solutions and services that we provide. We report Carefx as part of Healthcare Solutions under our Integrated Network Solutions segment. In the fourth quarter of fiscal 2009, we acquired Wireless Systems, an established provider of mission-critical wireless communications systems for law enforcement, fire and rescue, public service, utility and transportation markets. We report Wireless Systems as Public Safety and Professional Communications under our RF Communications segment.

Maintaining a strong financial foundation:  We believe our strong capital position, access to key financial markets, ability to raise funds at a low effective cost and overall low cost of borrowing provide a strong financial foundation from which to operate. We had $366.9 million in cash and cash equivalents as of July 1, 2011 and had $833.1 million of cash flows provided by operating activities during fiscal 2011. Our cash is not restricted and can be used for internal investments, capital expenditures, strategic acquisitions, repurchases of our common stock or to pay dividends to our shareholders. On July 30, 2011, our Board of Directors approved the $1 billion New Repurchase Program that replaced the 2009 Repurchase Program, which had a remaining, unused authorization of approximately $200 million. The New Repurchase Program does not have a stated expiration date. We currently expect to repurchase up to $500 million in shares under the New Repurchase Program by the end of calendar year 2011. The New Repurchase Program is expected to result in repurchases well in excess of the dilutive effect of shares issued under our share-based incentive plans. However, the level of repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors our Board of Directors may deem relevant. Share repurchases are expected to be funded with available cash and commercial paper. Repurchases under the New Repurchase Program may be made through open market purchases, private transactions, transactions structured through investment banking institutions, or any combination thereof. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additional information regarding share repurchases during fiscal 2011 and our Repurchase Programs is set forth above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report.

Key Indicators
We believe our value drivers, when implemented, will improve our key indicators of value, such as: income from continuing operations and income from continuing operations per diluted common share; revenue; income from continuing operations as a percentage of revenue; net cash provided by operating activities; return on average assets; and return on average equity. The measure of our success is reflected in our results of operations and liquidity and capital resources key indicators as discussed below:

Fiscal 2011 Results of Operations Key Indicators:  Income from continuing operations, income from continuing operations per diluted common share, revenue, and income from continuing operations as a percentage of revenue represent key measurements of our value drivers:

•	Income from continuing operations increased 4.7 percent to $588.0 million in fiscal 2011 from $561.6 million in fiscal 2010;
•	Income from continuing operations per diluted common share increased 7.5 percent to $4.60 in fiscal 2011 from $4.28 in fiscal 2010;
•	Revenue increased 13.8 percent to $5.9 billion in fiscal 2011 from $5.2 billion in fiscal 2010; and
•	Income from continuing operations as a percentage of revenue decreased to 9.9 percent in fiscal 2011 from 10.8 percent in fiscal 2010.

Refer to MD&A heading “Operations Review” below in this Report for more information.

Liquidity and Capital Resources Key Indicators:  Net cash provided by operating activities, return on average assets and return on average equity also represent key measurements of our value drivers:

•	Net cash provided by operating activities increased to $833.1 million in fiscal 2011 from $802.7 million in fiscal 2010;
•	Return on average assets (defined as income from continuing operations divided by the two-point average of total assets at the beginning and ending of the fiscal year) decreased to 10.8 percent in fiscal 2011 from 12.2 percent in fiscal 2010; and
•	Return on average equity (defined as income from continuing operations divided by the two-point average of equity at the beginning and ending of the fiscal year) decreased to 25.0 percent in fiscal 2011 from 27.7 percent in fiscal 2010.

Refer to MD&A heading “Liquidity, Capital Resources and Financial Strategies” below in this Report for more information.

Industry-Wide Opportunities, Challenges and Risks

Department of Defense:  The DoD’s U.S. Government Fiscal Year (“GFY”) 2012 budget proposal reflects continued investment in national security priorities (including cyber security) and continues efforts to rebalance military forces to focus on both today’s wars as well as potential future conflicts. Building on efforts begun in GFY 2010, the DoD will continue to implement its acquisition reforms and modernize key weapons systems to provide service members with the best technology to meet battlefield needs. We expect the U.S. Government to remain committed to funding intelligence, information superiority, special operations, warfighter support and cyber security, although there can be no assurance it will do so.

The DoD’s $671 billion GFY 2012 budget request is approximately 3.1% less than GFY 2010 enacted levels of $692 billion and approximately 5.3% less than the $708 billion GFY 2011 budget request. The GFY 2012 budget request includes $553 billion for base defense programs compared with $549 billion for base defense programs in the GFY 2011 budget request, and includes $118 billion for overseas contingency operations (“OCO”) compared with $159 billion for OCO in the GFY 2011 budget request, reflecting the winding down of military operations in Iraq and Afghanistan. Of the $118 billion GFY 2012 budget request for OCO, $107 billion is to support activities in Afghanistan and $11 billion is to support activities in Iraq.

The level of budget amounts allocated to DoD procurement accounts (“Procurement”), along with research, development, test and evaluation (“RDT&E”) components of the DoD budget, also are an important indicator of spending. The GFY 2012 budget requests for Procurement and RDT&E of $113 billion and $75 billion, respectively, are comparable to the GFY 2011 budget requests of $113 billion and $76 billion, respectively. Additionally, the DoD Operations and Maintenance account (“O&M”), which contains the bulk of funding for training, logistics, services and other logistical support, is an account of major importance. The DoD O&M budget request for GFY 2012 is $204 billion compared with the GFY 2011 budget request of $200 billion.

Over the longer term, DoD budgets are expected to decrease from current levels. While the DoD budget proposed by the Administration in February 2011 reflects a modest growth rate of approximately 2% from GFY 2012 through GFY 2021, recently enacted debt-ceiling legislation requires reductions of approximately $350 billion in Pentagon and national security agency budgets over the next ten years. Further, if a House-Senate committee is unsuccessful in reaching an agreement upon a deficit reduction plan by late November 2011, the recently enacted debt-ceiling legislation requires significant cuts in federal spending, which would be expected to result in deeper reductions to DoD budgets. Despite the expected lower levels of defense spending and the cancellation of particular platforms and programs, the types of products and services we offer appear to be a funding priority over the long term, which we believe will positively affect our future orders, sales, income and cash flows. Conversely, a significant decline in defense spending or a shift in funding priorities may have a negative effect on future orders, sales, income and cash flows depending on the platforms and programs affected by such budget reductions or shifts in funding priorities.

Other Federal Markets:  Another current funding priority for the U.S. Government is the security of the United States, which includes better communications interplay among law enforcement, civil government agencies, intelligence agencies and our military services. Funding for investments in secure tactical communications, IT, information processing, healthcare IT, cyber security and additional communications assets and upgrades has remained solid. Another current priority of the U.S. Government is investments in productivity, cost reductions and upgrading to new IT systems and solutions. As a result, programs that promote these initiatives are also expected to receive funding, although there is no assurance that such funding will remain a priority. We provide products and services to a number of U.S. Government agencies including the FAA, NRO, NGA, Department of State, NSA, NOAA and others. For example, the FAA has announced its Next Generation Air Transportation System (“NextGen”) program to transform the entire U.S. air transport system to meet future demands and avoid gridlock in the sky and at airports.

State and Local:  We also provide products to state and local government agencies that are committed to protecting our homeland and public safety. Despite near-term budget pressures for state and local government agencies, we believe more normal spending patterns will resume in the long term as these agencies continue upgrading their technologies to improve communications and interoperability, although there can be no assurance they will do so.

International:  Recently, we have experienced a delay in international orders due to continuing political uncertainty in Northern Africa, the Middle East and Central Asia. However, over the longer term, we believe demand for communications and IT infrastructure technology and services in emerging global markets will remain robust. International markets continue to drive toward tactical communications upgrades and interoperability. We have also identified substantial opportunities with international governments with respect to their defense spending on national security and on tactical communications modernization and standardization programs, which we believe will positively affect our future orders, sales, income and cash flows.

Government Oversight and Risk:  As a U.S. Government contractor, we are subject to U.S. Government oversight. The U.S. Government may investigate our business practices and audit our compliance with applicable rules and regulations. Depending on the results of those investigations and audits, the U.S. Government could make claims against us. Under U.S. Government procurement regulations and practices, an indictment or conviction of a government contractor could result in that contractor being fined and/or suspended from being able to bid on, or from being awarded, new U.S. Government contracts for a period of time. Similar government oversight exists in most other countries where we conduct business. We are currently not aware of any compliance audits or investigations that could result in a significant adverse impact to our financial condition, results of operations or cash flows.

We are also subject to other risks associated with U.S. Government business, including technological uncertainties, dependence on annual appropriations and allotment of funds, extensive regulations and other risks, which are discussed in “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.

Commercial:  We are working to leverage our proven technologies for government applications into attractive commercial applications and expand in high-growth commercial markets. These markets include IT services, managed services, cyber integration and media solutions supporting energy, healthcare, broadcast and enterprise networks. We are trusted to run some of the United States’ largest, secure mission-critical information networks, and demand for communications and IT infrastructure in emerging global markets remains robust. As a cyber integrator, we see a large opportunity to help large corporations move their complex IT enterprises to a trusted cloud environment in order to reduce costs, expand IT service delivery and increase security and compliance. Trends and developments in the broadcast and new media solutions market include the continuing worldwide transition to digital and HD technologies; a rebound in the global ad spending market; increasing demand for new systems to deliver rich media content to live sports and entertainment venues, retail establishments and mobile handheld devices; and a transition from the traditional linear broadcast TV advertising model to out-of-home networks. In the energy market, we believe oil exploration must accelerate to meet rising global demand for oil and that drivers of industry demand, including commodity prices, drilling rig counts and well completions and workover activity, should remain favorable in most geographic market areas, with the exception of the Gulf of Mexico. In the healthcare market, we believe there are significant opportunities for growth as we capitalize on trends towards accelerating electronic health record adoption and sharing; accountable care driving hospital consolidation and enterprise solutions; and increased penalties for healthcare data security violations fueling cyber solutions.

Our management believes that our experience and capabilities are well aligned with, and that we are positioned to capitalize on, the market trends noted above in this Report. While we believe that some of these developments may temper near-term growth, we also expect they generally will have a longer-term positive impact on us. However, we remain subject to general economic conditions that could adversely affect us and our suppliers and customers. We also remain subject to other risks associated with these markets, including technological uncertainties, adoption of our new products and other risks which are discussed below under “Forward-Looking Statements and Factors that May Affect Future Results” and in “Item 1A. Risk Factors” of this Report.

OPERATIONS REVIEW

Revenue and Income From Continuing Operations

			2011/2010		2010/2009
			Percent		Percent
			Increase/		Increase/
	2011	2010	(Decrease)	2009	(Decrease)
	(Dollars in millions, except per share amounts)

Revenue	$5,924.6	$5,206.1	13.8%	$5,005.0	4.0%
Income from continuing operations	$588.0	$561.6	4.7%	$312.4	79.8%
% of revenue	9.9%	10.8%		6.2%
Income from continuing operations per diluted common share	$4.60	$4.28	7.5%	$2.33	83.7%

Fiscal 2011 Compared With Fiscal 2010:  The increase in revenue in fiscal 2011 compared with fiscal 2010 was primarily due to revenue from CapRock, which we acquired in the first quarter of fiscal 2011, and strength in international sales in Tactical Communications in our RF Communications segment. The increase in income from continuing operations in fiscal 2011 compared with fiscal 2010 was primarily due to higher operating income in our RF Communications segment resulting from higher international sales in Tactical Communications, partially offset by lower operating income in our Integrated Network Solutions segment, primarily due to integration and other costs associated with our acquisitions of CapRock, Schlumberger GCS and Carefx, and higher interest expense, primarily due to borrowings associated with these acquisitions. The decrease in income from continuing operations as a percentage of revenue in fiscal 2011 compared with fiscal 2010 was primarily due to lower operating income as a percentage of revenue in our Integrated Network Solutions segment, primarily the result of integration and other costs associated with the acquisitions mentioned above. See the “Interest Income and Interest Expense” and “Discussion of Business Segments” discussions below in this MD&A for further information.

Fiscal 2010 Compared With Fiscal 2009:  Revenue increased in fiscal 2010 compared with fiscal 2009, primarily due to increases in revenue in our RF Communications and Integrated Network Solutions segments, partially offset by a decrease in revenue in our Government Communications Systems segment. Fiscal 2010 revenue increased by 17.4 percent and 0.6 percent, respectively, in our RF Communications and Integrated Network Solutions segments, and decreased 6.3 percent in our Government Communications Systems segment. Our RF Communications segment revenue benefited from our acquisition of Wireless Systems in the fourth quarter of fiscal 2009, partially offset by a decline in our Tactical Communications business in fiscal 2010. Government Communications Systems segment revenue reflected the winding down of the Field Data Collection Automation (“FDCA”) program for the 2010 U.S. Census that was mostly offset by growth from several new programs and growth initiatives. Fiscal 2010 income from continuing operations increased from fiscal 2009, primarily due to a $255.5 million ($196.7 million after-tax) non-cash charge recorded in fiscal 2009 for impairment of goodwill and other long-lived assets in our Integrated Network Solutions segment related to Broadcast and New Media Solutions and strong operating results in fiscal 2010 in our RF Communications and Government Communications Systems segments. Additionally, operating income in fiscal 2009 included an $18.0 million charge for schedule and cost overruns on commercial satellite reflector programs; interest expense increased to $72.1 million in fiscal 2010 from interest expense of $52.8 million in fiscal 2009, primarily due to increased borrowings related to our acquisition of Wireless Systems; and in fiscal 2010, our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 33.2 percent compared with an effective tax rate of 35.6 percent in fiscal 2009. See the “Interest Income and Interest Expense,” “Income Taxes” and “Discussion of Business Segments” discussions below in this MD&A for further information.

Gross Margin

			2011/2010		2010/2009
			Percent		Percent
			Increase/		Increase/
	2011	2010	(Decrease)	2009	(Decrease)
	(Dollars in millions)

Revenue	$5,924.6	$5,206.1	13.8%	$5,005.0	4.0%
Cost of product sales and services	(3,810.5)	(3,334.4)	14.3%	(3,420.2)	(2.5)%
Gross Margin	2,114.1	1,871.7	13.0%	1,584.8	18.1%
% of revenue	35.7%	36.0%		31.7%

Fiscal 2011 Compared With Fiscal 2010:  The decrease in gross margin (revenue less cost of product sales and services) as a percentage of revenue (“gross margin percentage”) in fiscal 2011 compared with fiscal 2010 was primarily due to a less favorable product mix in our RF Communications segment due to lower sales of radios to equip the U.S. military’s MRAP vehicles in fiscal 2011 compared with fiscal 2010 and the impact of our acquisition of CapRock, which has a lower gross margin percentage than our overall gross margin percentage. See the “Discussion of Business Segments” discussion below in this MD&A for further information.

Fiscal 2010 Compared With Fiscal 2009:  The increase in gross margin percentage in fiscal 2010 compared with fiscal 2009 was primarily due to an increase in the gross margin percentage in our RF Communications segment as a result of favorable product mix, due to the MRAP vehicle and mine resistant ambush protected all-terrain vehicle (“M-ATV”) programs, and operational efficiencies, as well as a higher percentage of our overall sales that was generated by this higher-margin segment. See the “Discussion of Business Segments” discussion below in this MD&A for further information.

Engineering, Selling and Administrative Expenses

			2011/2010		2010/2009
			Percent		Percent
			Increase/		Increase/
	2011	2010	(Decrease)	2009	(Decrease)
	(Dollars in millions)

Engineering, selling and administrative expenses	$1,143.9	$958.9	19.3%	$791.3	21.2%
% of revenue	19.3%	18.4%		15.8%

Fiscal 2011 Compared With Fiscal 2010:  Engineering, selling and administrative (“ESA”) expenses, and ESA expenses as a percentage of revenue, increased in fiscal 2011 compared with fiscal 2010 primarily due to our acquisitions of CapRock, Schlumberger GCS and Carefx, including integration and other costs associated with these acquisitions, and the pursuit of new growth opportunities. See the “Discussion of Business Segments” discussion below in this MD&A for further information.

Overall company-sponsored research and product development costs, which are included in ESA expenses, were $335.6 million in fiscal 2011 compared with $325.8 million in fiscal 2010.

Fiscal 2010 Compared With Fiscal 2009:  ESA expenses increased in 2010 compared with fiscal 2009 primarily due to our acquisition of Wireless Systems in the fourth quarter of fiscal 2009. Additionally, ESA expenses in fiscal 2010 included $20.4 million of acquisition-related costs, compared with $8.9 million of acquisition-related costs incurred in fiscal 2009. These increases in ESA expenses were partially offset by the benefit of cost-reduction actions taken in fiscal 2009.

As a percentage of revenue, ESA expenses increased in fiscal 2010 compared with fiscal 2009 primarily due to our acquisition of Wireless Systems, which has higher ESA expenses as a percentage of revenue compared with our other businesses. See the “Discussion of Business Segments” discussion below in this MD&A for further information.

Overall company-sponsored research and product development costs, which are included in ESA expenses, were $325.8 million in fiscal 2010 compared with $243.5 million in fiscal 2009. The increase in company-sponsored research and product development costs was primarily due to our acquisition of Wireless Systems.

Interest Income and Interest Expense

			2011/2010		2010/2009
			Percent		Percent
			Increase/		Increase/
	2011	2010	(Decrease)	2009	(Decrease)
	(Dollars in millions)

Interest income	$2.8	$1.5	86.7%	$3.2	(53.1)%
Interest expense	(90.4)	(72.1)	25.4%	(52.8)	36.6%

Fiscal 2011 Compared With Fiscal 2010:  Our interest income increased in fiscal 2011 compared with fiscal 2010 primarily due to higher average balances of cash and cash equivalents. Our interest expense increased in fiscal 2011 compared with fiscal 2010 primarily due to higher levels of borrowings related to our acquisitions of CapRock, Schlumberger GCS and Carefx.

Fiscal 2010 Compared With Fiscal 2009:  Our interest income decreased in fiscal 2010 compared with fiscal 2009 primarily due to lower interest rates applicable to our balances of cash and cash equivalents. Our interest expense increased in fiscal 2010 compared with fiscal 2009 primarily due to increased borrowings related to our acquisition of Wireless Systems in the fourth quarter of fiscal 2009.

Income Taxes

			2011/2010		2010/2009
			Percent		Percent
			Increase/		Increase/
	2011	2010	(Decrease)	2009	(Decrease)
	(Dollars in millions)

Income from continuing operations before income taxes	$880.7	$840.3	4.8%	$485.3	73.2%
Income taxes	293.6	278.7	5.3%	172.9	61.2%
% of income from continuing operations before income taxes	33.3%	33.2%		35.6%

Fiscal 2011 Compared With Fiscal 2010:  In fiscal 2011, the major discrete item from which our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) benefited was a $5.9 million tax benefit associated with legislative action during the second quarter of fiscal 2011 that restored the U.S. Federal income tax credit for research and development expenses. In fiscal 2010, the major discrete item from which our effective tax rate benefited was a $3.5 million state income tax benefit associated with the filing of our income tax returns. See Note 23: Income Taxes in the Notes for further information.

Fiscal 2010 Compared With Fiscal 2009:  In fiscal 2010, the major discrete item from which our effective tax rate benefited was the $3.5 million state income tax benefit noted above regarding fiscal 2011 compared with fiscal 2010. In fiscal 2009, our effective tax rate was higher than the U.S. statutory income tax rate. The major discrete items in fiscal 2009 were the non-deductibility of a significant portion of the $255.5 million non-cash charge for impairment of goodwill and other long-lived assets in our Integrated Network Solutions segment related to Broadcast and New Media Solutions recorded in the fourth quarter of fiscal 2009, largely offset by: a $3.3 million tax benefit that we recorded in the second quarter of fiscal 2009 when legislative action restored the U.S. Federal income tax credit for research and development expenses for fiscal 2008; a $3.7 million state tax benefit in the second quarter of fiscal 2009 related to the filing of our tax returns; and a $6.5 million favorable impact recorded in the third quarter of fiscal 2009 from the settlement of the U.S. Federal income tax audit of fiscal year 2007. See Note 23: Income Taxes in the Notes for further information.

Discussion of Business Segments

RF Communications Segment

			2011/2010		2010/2009
			Percent		Percent
			Increase/		Increase/
	2011	2010	(Decrease)	2009	(Decrease)
	(Dollars in millions)

Revenue	$2,289.2	$2,067.2	10.7%	$1,760.6	17.4%
Segment operating income	787.0	707.4	11.3%	571.5	23.8%
% of revenue	34.4%	34.2%		32.5%

Fiscal 2011 Compared With Fiscal 2010:  Revenue in fiscal 2011 included $1,775.4 million in Tactical Communications and $513.8 million in Public Safety and Professional Communications. Revenue growth and higher operating income in fiscal 2011 compared with fiscal 2010 were primarily due to strong international sales in Tactical Communications and continuing Falcon III® adoption to support the DoD’s vision for wideband networking throughout the battlefield, partially offset by lower revenue from shipments of radios to equip MRAP vehicles.

The increase in operating income as a percentage of revenue in fiscal 2011 compared with fiscal 2010 was primarily due to higher operating margins on international sales in Tactical Communications and a $19.3 million charge incurred in fiscal 2010 associated with our acquisition of Wireless Systems in the fourth quarter of fiscal 2009, partially offset by the decrease in high-margin sales of radios to equip MRAP vehicles.

Our new manufacturing facility in Rochester, New York is up and running. The new facility consolidates multiple facilities into one location, reducing production cycle times and creating operational efficiencies. We now have a single facility of sufficient size, layout and capabilities to fully implement the lean production processes we need to further reduce product costs. The new facility is expected to provide cost savings and create a state-of-the-art high-volume manufacturing capability for products across RF Communications.

Orders for this segment were $2.03 billion for fiscal 2011 compared with $2.88 billion for fiscal 2010. Fiscal 2011 orders included $1.30 billion in Tactical Communications and $730 million in Public Safety and Professional Communications. At the end of the fourth quarter of fiscal 2011, total backlog in our RF Communications segment was $1.50 billion, including $766 million in Tactical Communications and $737 million in Public Safety and Professional Communications.

In both fiscal 2011 and fiscal 2010, this segment derived 63 percent of its revenue from U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales through the U.S. Government, whether directly or through prime contractors.

Fiscal 2010 Compared With Fiscal 2009:  Revenue in fiscal 2010 included $1,573.2 million in Tactical Communications and $494.0 million in Public Safety and Professional Communications. Revenue growth in fiscal 2010 compared with fiscal 2009 was driven by our acquisition of Wireless Systems in the fourth quarter of fiscal 2009, partially offset by a decline in total tactical radio sales.

In spite of the decline in the total tactical radio market, our tactical radio sales increased in the U.S. market due to customer adoption of our next-generation Falcon III radios, as well as equipping a significant number of the U.S. military’s MRAP vehicles and M-ATVs with Falcon II® and Falcon III radios. In the international market, our tactical radio sales declined in fiscal 2010 compared with fiscal 2009 primarily due to a delay in shipments as a result of the high priority of the U.S. military’s MRAP vehicle and M-ATV programs. However, international orders in fiscal 2010 were strong, signaling growing international demand.

The increase in operating income was primarily due to higher operating margins in Tactical Communications and our acquisition of Wireless Systems. Additionally, we incurred a $19.3 million charge associated with our acquisition of Wireless Systems in fiscal 2010 compared with $9.5 million in fiscal 2009. The increase in operating income as a percentage of revenue was primarily driven by favorable product mix as a result of the U.S. military’s MRAP vehicle and M-ATV programs, cost-reduction actions implemented in the second half of fiscal 2009 and operational efficiencies.

Orders for this segment were $2.88 billion for fiscal 2010 compared with $1.25 billion for fiscal 2009. Fiscal 2010 orders included $2.34 billion in Tactical Communications and $541 million in Public Safety and Professional Communications. At the end of the fourth quarter, total backlog in our RF Communications segment was $1.76 billion, including $1.24 billion in Tactical Communications and $527 million in Public Safety and Professional Communications.

In both fiscal 2010 and fiscal 2009, this segment derived 63 percent of its revenue from U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales through the U.S. Government, whether directly or through prime contractors.

Integrated Network Solutions Segment

			2011/2010		2010/2009
			Percent		Percent
			Increase/		Increase/
	2011	2010	(Decrease)	2009	(Decrease)
	(Dollars in millions)

Revenue	$1,985.8	$1,485.1	33.7%	$1,476.1	0.6%
Segment operating income (loss)	70.2	85.3	(17.7)%	(133.6)	*
% of revenue	3.5%	5.7%		(9.1)%

* Not meaningful

Fiscal 2011 Compared With Fiscal 2010:  The increase in revenue in fiscal 2011 compared with 2010 was primarily due to revenue from CapRock, which we acquired in the first quarter of fiscal 2011, and Schlumberger GCS, which we acquired in the fourth quarter of fiscal 2011, and strong growth at Broadcast and New Media Solutions. Integrated Network Solutions operating income and operating income as a percentage of revenue were lower in fiscal 2011 compared with fiscal 2010, primarily due to the impact of $46.6 million in charges for integration and other costs associated with our acquisitions of CapRock, Schlumberger GCS, the Core180 Infrastructure and Carefx, accelerated investments in Cyber Integrated Solutions and lower pricing on the IT Services contract extension for the NMCI program, partially offset by much improved performance in Broadcast and New Media Solutions. For Cyber Integrated Solutions, due to experiencing a much longer selling cycle than we previously had expected and the associated impact to revenue and income, we expect an operating loss of approximately $30 million in fiscal 2012.

On July 30, 2010, we acquired privately held CapRock, a global provider of mission-critical, managed satellite communications services for the government, energy and maritime industries. CapRock’s solutions include broadband Internet access, VOIP telephony, wideband networking and real-time video, delivered to nearly 2,000 customer sites around the world. The acquisition of CapRock increased the breadth of our assured communications® capabilities, while enabling us to enter new vertical markets and increase our international presence. The total net purchase price for CapRock was $517.5 million. Our fiscal 2011 results of operations included eleven months of operating results associated with CapRock, representing the period subsequent to the acquisition.

On April 4, 2011, we acquired Schlumberger GCS, a provider of satellite and terrestrial communications services for the worldwide energy industry. The total net purchase price for Schlumberger GCS was $380.6 million, subject to post-closing adjustments. Our fiscal 2011 results of operations included three months of operating results associated with Schlumberger GCS, representing the period subsequent to the acquisition.

On April 4, 2011, we acquired privately held Carefx, a provider of interoperability workflow solutions for government and commercial healthcare providers. Carefx’s solution suite is used by more than 800 hospitals, healthcare systems and health information exchanges across North America, Europe and Asia. This acquisition expanded our presence in government healthcare, provided entry into the commercial healthcare market, and is expected to leverage the healthcare interoperability workflow products offered by Carefx and the broader scale of enterprise intelligence solutions and services that we provide. The total net purchase price for Carefx was $152.6 million, subject to post-closing adjustments. Our fiscal 2011 results of operations included three months of operating results associated with Carefx, representing the period subsequent to the acquisition.

For further information related to the acquisitions described above, including the allocation of the purchase price and pro forma results as if the CapRock and Schlumberger GCS acquisitions had taken place as of the beginning of the periods presented, see Note 4: Business Combinations in the Notes.

Orders for this segment were $2.00 billion for fiscal 2011 compared with $1.51 billion for fiscal 2010. During fiscal 2011, we were not awarded the recompete for the Patriot program which will result in lower revenue from this program in fiscal 2012 compared with fiscal 2011. In fiscal 2011 and fiscal 2010, this segment derived 55 percent and 64 percent, respectively, of its revenue from U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales through the U.S. Government, whether directly or through prime contractors.

Fiscal 2010 Compared With Fiscal 2009:  The increase in revenue in fiscal 2010 compared with 2009 was primarily driven by higher Healthcare Solutions revenue, which benefited from our acquisition of Patriot in the second quarter of fiscal 2010 (as discussed in the next paragraph below), and higher IT Services revenue, driven by increased revenue on the IT services relocation program for the USSOUTHCOM and the U.S. Air Force

NETCENTS program. This revenue growth was mostly offset by a decline in Broadcast and New Media Solutions revenue, primarily due to continued lower U.S. broadcaster capital spending as well as the completion of the transition from analog to digital transmission in the U.S. The operating loss in fiscal 2009 was due to a $255.5 million non-cash charge for impairment of goodwill and other long-lived assets in Broadcast and New Media Solutions, and included $13.1 million in charges related to cost-reduction actions, also in Broadcast and New Media Solutions. Operating income in fiscal 2010 included $10 million in charges related to cost-reduction actions and $6 million in inventory write-downs associated with weaker product demand in Broadcast and New Media Solutions as a result of continuing weakness in the U.S. broadcast market.

In the second quarter of fiscal 2010, we acquired Patriot, which had about 100 employees and expanded our position as a leading provider of integrated and interoperable healthcare IT solutions for the U.S. Government market. Additionally, we believed this acquisition further positioned us for providing a comprehensive solution addressing the national priority of integrating the VA and Military Health Systems.

Orders for this segment were $1.51 billion for fiscal 2010 compared with $1.42 billion for fiscal 2009. In fiscal 2010 and fiscal 2009, this segment derived 64 percent and 57 percent, respectively, of its revenue from U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales through the U.S. Government, whether directly or through prime contractors.

Government Communications Systems Segment

			2011/2010		2010/2009
			Percent		Percent
			Increase/		Increase/
	2011	2010	(Decrease)	2009	(Decrease)
	(Dollars in millions)

Revenue	$1,776.5	$1,747.3	1.7%	$1,864.2	(6.3)%
Segment operating income	227.0	227.4	(0.2)%	199.2	14.2%
% of revenue	12.8%	13.0%		10.7%

Fiscal 2011 Compared With Fiscal 2010:  Revenue in fiscal 2011 compared with fiscal 2010 increased on the GOES-R Ground and Antenna Segment weather programs for NOAA, HNRs for the U.S. Army and our space communications programs (including satellite reflector programs for commercial customers), but declined on several classified programs as a result of slower U.S. Government spending. Revenue also declined, as expected, on the FDCA program for the 2010 U.S. Census due to its wind-down. Important ongoing programs for this segment include FTI, GOES-R, F-35, MET, WIN-T and various classified space communications systems programs.

Operating income and income as a percentage of revenue in fiscal 2011 were essentially flat compared with fiscal 2010. This was primarily due to improved performance on our space communications systems programs (including satellite reflector programs for commercial customers), the GOES-R Ground and Antenna Segment weather programs and HNR sales to the U.S. Army, partially offset by the impact of the wind-down on the FDCA program for the 2010 U.S. Census and lower operating income on several classified programs.

Orders for this segment were $1.69 billion for fiscal 2011 and $1.78 billion for fiscal 2010. In fiscal 2011 and fiscal 2010, this segment derived 97 percent and 94 percent, respectively, of its revenue from U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales through the U.S. Government, whether directly or through prime contractors.

Fiscal 2010 Compared With Fiscal 2009:  Revenue in fiscal 2010 compared with fiscal 2009 declined as the FDCA program for the U.S. Census Bureau for the 2010 U.S. Census neared completion. The $238 million decline in revenue from the FDCA program in fiscal 2010 was partially offset by increased revenue in fiscal 2010 from the GOES-R Ground Segment weather program for NOAA, the MET program for the U.S. Army, the FTI program, the F-35 Joint Strike Fighter program and the WIN-T program.

The increases in operating income and operating income as a percentage of revenue in fiscal 2010 compared with fiscal 2009 were primarily due to excellent award fees and overall program execution across the segment. Additionally, operating income in fiscal 2009 included an $18.0 million charge for schedule and cost overruns on commercial satellite reflector programs.

Orders for this segment were $1.78 billion for fiscal 2010 and $1.88 billion for fiscal 2009. In both fiscal 2010 and fiscal 2009, this segment derived 94 percent of its revenue from U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales through the U.S. Government, whether directly or through prime contractors.

Unallocated Corporate Expense and Corporate Eliminations

			2011/2010		2010/2009
			Percent		Percent
			Increase/		Increase/
	2011	2010	(Decrease)	2009	(Decrease)
	(Dollars in millions)

Unallocated corporate expense	$87.8	$90.4	(2.9)%	$81.4	11.1%
Corporate eliminations	26.2	16.9	55.0%	17.7	(4.5)%

Fiscal 2011 Compared With Fiscal 2010:  Unallocated corporate expense decreased in fiscal 2011 compared with fiscal 2010, primarily due to a charge associated with a contract termination, recorded in fiscal 2010, and lower benefit plan expenses. Corporate eliminations increased in fiscal 2011 from fiscal 2010, primarily due to higher intersegment activity between the Government Communications Systems and Integrated Network Solutions segments.

Fiscal 2010 Compared With Fiscal 2009:  Unallocated corporate expense increased in fiscal 2010 compared with fiscal 2009, primarily due to investments made in pursuit of new growth opportunities, increased charitable contributions and a charge associated with a contract termination.

Discontinued Operations
In the fourth quarter of fiscal 2009, in connection with the May 27, 2009 Spin-off to our shareholders of all the shares of HSTX common stock owned by us, we eliminated our former HSTX operating segment. Our historical financial results have been restated to account for HSTX as discontinued operations for all periods presented in this Report. See Note 3: Discontinued Operations for additional information regarding discontinued operations.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES

Cash Flows

	Fiscal Years Ended
	2011	2010	2009
	(Dollars in millions)

Net cash provided by operating activities	$833.1	$802.7	$666.8
Net cash used in investing activities	(1,417.5)	(250.1)	(864.6)
Net cash provided by (used in) financing activities	492.8	(380.9)	117.1
Effect of exchange rate changes on cash and cash equivalents	3.3	2.3	(8.1)

Net increase (decrease) in cash and cash equivalents	(88.3)	174.0	(88.8)
Cash and cash equivalents, beginning of year	455.2	281.2	370.0

Cash and cash equivalents, end of year	$366.9	$455.2	$281.2

Cash and cash equivalents:  Our Consolidated Statement of Cash Flows includes the results of HSTX through the May 27, 2009 Spin-off date. Accordingly, for fiscal 2009, our Consolidated Statement of Cash Flows, and the following analysis, includes approximately eleven months of cash flows from HSTX.

The decrease in cash and cash equivalents from fiscal 2010 to fiscal 2011 was primarily due to $1,082.6 million of cash paid for acquired businesses, $324.9 million of additions of property, plant and equipment and capitalized software, $256.1 million used to repurchase shares of our common stock, and $127.0 million used to pay cash dividends, partially offset by $833.1 million of net cash provided by operating activities and $851.4 million of net proceeds from borrowings.

Our financial position remained strong at July 1, 2011. We ended the fiscal year with cash and cash equivalents of $366.9 million; we have no long-term debt maturing until fiscal 2016; we have a senior unsecured $750 million revolving credit facility that expires in September 2013 ($570 million of which was available to us as of July 1, 2011 as a result of $180 million of short-term debt outstanding under our commercial paper program, that was supported by such senior unsecured revolving credit facility); we have a senior unsecured $300 million 364-day revolving credit facility that expires on September 28, 2011 (all of which was available to us as of July 1, 2011); and we do not have any material defined benefit pension plan obligations.

Given our current cash position, outlook for funds generated from operations, credit ratings, available credit facilities, cash needs and debt structure, we have not experienced to date, and do not expect to experience, any material issues with liquidity, although we can give no assurances concerning our future liquidity, particularly in light of the state of global commerce and financial uncertainty.

We also currently believe that existing cash, funds generated from operations, our credit facilities and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures and share repurchases under our New Repurchase Program for the next 12 months. We anticipate tax payments over the next three years to be approximately equal to our tax expense during the same period. We anticipate that our fiscal 2012 cash outlays may include strategic acquisitions. Other than those cash outlays noted in the “Contractual Obligations” discussion below in this MD&A, capital expenditures, potential acquisitions and share repurchases under our New Repurchase Program, no other significant cash outlays are anticipated in fiscal 2012.

There can be no assurance, however, that our business will continue to generate cash flow at current levels, that ongoing operational improvements will be achieved, or that the cost or availability of future borrowings, if any, under our commercial paper program or our credit facilities or in the debt markets will not be impacted by any potential future credit and capital markets disruptions. If we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations, we may be required to sell assets, reduce capital expenditures, reduce or eliminate strategic acquisitions, reduce or terminate our New Repurchase Program, reduce or eliminate dividends, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make principal payments or pay interest on or refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense, government and integrated communications and information technology and services markets and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

Net cash provided by operating activities:  Our net cash provided by operating activities was $833.1 million in fiscal 2011 compared with $802.7 million in fiscal 2010. All of our segments had positive cash flow from operating activities in fiscal 2011, reflecting strong operating income, with a significant contribution received from our RF Communications segment.

Net cash used in investing activities:  Our net cash used in investing activities was $1,417.5 million in fiscal 2011 compared with $250.1 million in fiscal 2010. Net cash used in investing activities in fiscal 2011 was due to $1,082.6 million of cash paid for acquired businesses, $311.3 million of property, plant and equipment additions, $13.6 million of capitalized software additions and $10.0 million of cash paid for a cost-method investment. Net cash used in investing activities in fiscal 2010 was due to $189.9 million of property, plant and equipment additions, $52.1 million of cash paid for acquired businesses and $8.1 million of capitalized software additions. The increase in capital expenditures in fiscal 2011 compared with fiscal 2010 is primarily due to the build-out of our Cyber Integration Center and our new RF Communications manufacturing facility. Our total capital expenditures, including capitalized software, in fiscal 2012 are expected to be between $265 million and $285 million.

Net cash provided by (used in) financing activities:  Our net cash provided by financing activities was $492.8 million in fiscal 2011 compared with net cash used in financing activities of $380.9 million in fiscal 2010. Net cash provided by financing activities in fiscal 2011 was due to $851.4 million of net proceeds from borrowings and $24.5 million of proceeds from the exercise of employee stock options, partially offset by $256.1 million used to repurchase shares of our common stock and $127.0 million used to pay cash dividends. Net cash used in financing activities in fiscal 2010 was due to $208.0 million used to repurchase shares of our common stock, $115.0 million used to pay cash dividends and $76.8 million used for repayment of borrowings, partially offset by $18.9 million of proceeds from the exercise of employee stock options.

Common Stock Repurchases
During fiscal 2011, we used $250.0 million to repurchase 5,325,690 shares of our common stock under our repurchase program at an average price per share of $46.94, including commissions. During fiscal 2010, we used $199.9 million to repurchase 4,779,411 shares of our common stock under our repurchase program at an average price per share of $41.83, including commissions. In fiscal 2011 and fiscal 2010, $6.1 million and $6.7 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. In fiscal 2010, we used $1.4 million to repurchase 29,760 shares of our common stock from our Rabbi Trust. Shares repurchased by us are cancelled and retired.

On July 30, 2011, our Board of Directors approved the $1 billion New Repurchase Program. The New Repurchase Program replaced our previous share repurchase authorization under the 2009 Repurchase Program, which had a remaining, unused authorization of approximately $200 million at July 1, 2011. The New Repurchase Program does not have a stated expiration date. We currently expect to repurchase up to $500 million in shares under the New Repurchase Program by the end of the calendar year 2011. The New Repurchase Program is expected to result in repurchases well in excess of the dilutive effect of shares issued under our share-based incentive plans. However, the level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. Share repurchases are expected to be funded with available cash and commercial paper. Repurchases under the New Repurchase Program may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additional information regarding share repurchases during fiscal 2011 and our Repurchase Programs is set forth above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report.

Dividends
On July 30, 2011, our Board of Directors increased the quarterly cash dividend rate on our common stock from $.25 per share to $.28 per share, for an annualized cash dividend rate of $1.12 per share, which was our tenth consecutive annual increase in our quarterly cash dividend rate. Our annualized cash dividend rate was $1.00 per share, $.88 per share and $.80 per share in fiscal 2011, 2010 and 2009, respectively. There can be no assurances that our annualized cash dividend rate will continue to increase. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect that cash dividends will continue to be paid in the near future, but we can give no assurances concerning payment of future dividends. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. Additional information concerning our dividends is set forth above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report.

Capital Structure and Resources
364-Day Revolving Credit Agreement:  As discussed in Note 11: Credit Arrangements in the Notes, on September 29, 2010, we entered into a $300 million senior unsecured 364-day revolving credit agreement (“the “364-Day Revolving Credit Agreement”) with a syndicate of lenders. The 364-Day Revolving Credit Agreement provides for the extension of credit to us in the form of revolving loans at any time and from time to time during the term of the 364-Day Revolving Credit Agreement, in an aggregate principal amount at any time outstanding not to exceed $300 million. Borrowings under the 364-Day Revolving Credit Agreement will be denominated in U.S. Dollars. The 364-Day Revolving Credit Agreement may be used for working capital and other general corporate purposes (excluding hostile acquisitions) and may also be used to support any commercial paper that we may issue.

At our election, borrowings under the 364-Day Revolving Credit Agreement will bear interest either at LIBOR plus an applicable margin or at the base rate plus an applicable margin. The interest rate margin over LIBOR, initially set at 1.75 percent, may increase (to a maximum amount of 2.25 percent) or decrease (to a minimum amount of 1.25 percent) based on changes in ratings for our senior unsecured long-term debt securities (“Senior Debt Ratings”). The base rate is a fluctuating rate equal to the highest of (i) the federal funds rate plus 0.50 percent, (ii) SunTrust Bank’s publicly announced prime lending rate for U.S. Dollars or (iii) LIBOR for an interest period of one month plus 1.00 percent. The interest rate margin over the base rate, initially set at 0.75 percent, may increase (to a maximum amount of 1.25 percent) or decrease (to a minimum amount of 0.25 percent) based on our Senior Debt Ratings.

The 364-Day Revolving Credit Agreement contains certain customary covenants similar to the 2008 Credit Agreement discussed below and described in more detail in Note: 11 Credit Arrangements in the Notes. We were in compliance with the covenants in the 364-Day Revolving Credit Agreement in fiscal 2011. The 364-Day Revolving Credit Agreement contains certain events of default similar to the 2008 Credit Agreement discussed below. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the 364-Day Revolving Credit Agreement are due and mature on September 28, 2011, unless the commitments are terminated earlier either at our request or if certain events of default occur. At July 1, 2011, we had no borrowings outstanding under the 364-Day Revolving Credit Agreement.

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

The 2008 Credit Agreement contains certain customary covenants, including covenants limiting: certain liens on our assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and certain investments in unrestricted subsidiaries. The 2008 Credit Agreement also requires that we not permit our ratio of consolidated total indebtedness to total capital, each as defined, to be greater than 0.60 to 1.00 and not permit our ratio of consolidated EBITDA to consolidated net interest expense, each as defined, to be less than 3.00 to 1.00 (measured on the last day of each fiscal quarter for the rolling four-quarter period then ending). We were in compliance with the covenants in the 2008 Credit Agreement in fiscal 2011. The 2008 Credit Agreement contains certain events of default, including: failure to make payments; failure to perform or observe terms, covenants and agreements; material inaccuracy of any representation or warranty; payment default under other indebtedness with a principal amount in excess of $75 million, other default under such other indebtedness that permits acceleration of such indebtedness, or acceleration of such other indebtedness; occurrence of one or more final judgments or orders for the payment of money in excess of $75 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $75 million; any bankruptcy or insolvency; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the 2008 Credit Agreement are due and mature on September 10, 2013, unless the commitments are terminated earlier either at our request or if certain events of default occur. At July 1, 2011, we had no borrowings outstanding under the 2008 Credit Agreement, but we had $180.0 million of short-term debt outstanding under our commercial paper program that was supported by our senior unsecured revolving credit facility under the 2008 Credit Agreement.

Long-Term Debt:  As discussed in Note 13: Long-Term Debt in the Notes, on December 3, 2010, we completed the issuance of $400 million in aggregate principal amount of 4.4% Notes due December 15, 2020 (the “2020 Notes”) and $300 million in aggregate principal amount of 6.15% Notes due December 15, 2040 (the “2040 Notes”). Interest on each of the 2020 Notes and the 2040 Notes is payable semi-annually in arrears on June 15 and December 15 of each year. We may redeem the 2020 Notes and/or the 2040 Notes at any time in whole or, from time to time, in part at the applicable “make-whole” redemption price. The applicable “make-whole” redemption price is equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis

(assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus 25 basis points in the case of the 2020 Notes and 35 basis points in the case of the 2040 Notes. In each case, we will pay accrued interest on the principal amount of the notes being redeemed to the redemption date. In addition, upon a change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the notes at a price equal to 101 percent of the aggregate principal amount of the notes repurchased, plus accrued interest on the notes repurchased to the date of repurchase. We incurred $5.5 million and $4.8 million in debt issuance costs and discounts related to the issuance of the 2020 Notes and 2040 Notes, respectively, which are being amortized on a straight-line basis over the respective lives of the notes, which approximates the effective interest rate method, and are reflected as a portion of interest expense in our Consolidated Statement of Income.

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

Short-Term Debt:  Our short-term debt at July 1, 2011, April 1, 2011, December 31, 2010, October 1, 2010 and July 2, 2010 was $180.0 million, $180.0 million, $30.0 million, $275.0 million and $30.0 million, respectively, and consisted primarily of commercial paper outstanding under our commercial paper program that was supported by our senior unsecured revolving credit facility under the 2008 Credit Agreement. During the first quarter of fiscal 2011, we issued approximately $320 million of commercial paper to fund a portion of the purchase price for our acquisition of CapRock. During the second quarter of fiscal 2011, we used approximately $285 million of the net proceeds from the sale of the 2020 Notes and 2040 Notes for repayment of a substantial portion of our outstanding commercial paper. During the third quarter of fiscal 2011, we issued $150 million of commercial paper to fund a portion of the purchase price for our pending acquisitions of Schlumberger GCS and Carefx, both of which we completed on April 4, 2011, the first business day of the fourth quarter of fiscal 2011.

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

We expect to maintain operating ratios, fixed-charge coverage ratios and balance sheet ratios sufficient for retention of, or improvement to, our current debt ratings. There are no assurances that our debt ratings will not be reduced in the future. If our debt ratings are lowered below “investment grade,” then we may not be able to issue short-term commercial paper, but may instead need to borrow under our credit facilities or pursue other options. In addition, if our debt ratings are lowered below “investment grade,” then we may also be required to provide cash collateral to support outstanding performance bonds. For a discussion of such performance bonds, see the “Commercial Commitments” discussion below. We do not currently foresee losing our investment-grade debt ratings, but no assurances can be given. If our debt ratings were downgraded, however, it could adversely impact, among other things, our future borrowing costs and access to capital markets and our ability to receive certain types of contract awards.

Contractual Obligations
At July 1, 2011, we had contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases. Payments due under these long-term obligations are as follows:

		Obligations Due by Fiscal Year
			2013	2015
			and	and	After
	Total	2012	2014	2016	2016
	(Dollars in millions)

Long-term debt	$1,892.1	$4.9	$11.4	$300.0	$1,575.8
Purchase obligations(1),(2),(3)	1,240.1	1,046.8	168.9	23.8	0.6
Operating lease commitments	223.2	51.0	71.3	43.3	57.6
Interest on long-term debt	1,231.1	105.8	211.6	200.3	713.4

Total contractual cash obligations	$4,586.5	$1,208.5	$463.2	$567.4	$2,347.4

(1)	Amounts do not include pension contributions and payments for various welfare and benefit plans because such amounts had not been determined beyond fiscal 2011.

(2)	The purchase obligations of $1,240.1 million included $313.8 million of purchase obligations related to our Government Communications Systems segment, which were fully funded under contracts with the U.S. Government, and $85.3 million of these purchase obligations related to cost-plus type contracts where our costs were fully reimbursable.

(3)	Amounts do not include unrecognized tax benefits of $48.4 million.

Off-Balance Sheet Arrangements
In accordance with the definition under SEC rules, any of the following qualify as off-balance sheet arrangements:

•	Any obligation under certain guarantee contracts;
•	A retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;
•	Any obligation, including a contingent obligation, under certain derivative instruments; and
•	Any obligation, including a contingent obligation, under a material variable interest held by the registrant in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of July 1, 2011, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our results of operations, financial condition or cash flows. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, financial condition or cash flows.

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

Commercial Commitments
We have entered into commercial commitments in the normal course of business including surety bonds, standby letter of credit agreements and other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers or to obtain insurance policies with our insurance carriers. At July 1, 2011, we had commercial commitments on outstanding surety bonds, standby letters of credit and other arrangements, as follows:

		Expiration of Commitments
		by Fiscal Year
					After
	Total	2012	2013	2014	2014
	(Dollars in millions)

Standby letters of credit used for:
Bids	$9.7	$9.7	$—	$—	$—
Down payments	8.4	8.2	0.2		—
Performance	32.1	22.1	7.8	2.0	0.2
Warranty	11.5	8.9	2.4	0.2	—

	61.7	48.9	10.4	2.2	0.2
Surety bonds used for:
Bids	125.9	125.9	—	—	—
Performance	552.7	552.6	0.1	—	—

	678.6	678.5	0.1	—	—

Total commitments	$740.3	$727.4	$10.5	$2.2	$0.2

The standby letters of credit and surety bonds used for performance are primarily related to Public Safety and Professional Communications, and the total commitments in the table above have increased from commitments outstanding as of the end of fiscal 2010, primarily due to growth in Public Safety and Professional Communications during fiscal 2011. As is customary in bidding for and completing network infrastructure projects for public safety systems, contractors are required to procure performance/bid bonds, standby letters of credit and surety bonds (collectively, “Performance Bonds”). Such Performance Bonds normally have maturities of up to three years and are standard in the industry as a way to provide customers a mechanism to seek redress if a contractor does not satisfy performance requirements under a contract. A customer is permitted to draw on a Performance Bond if we do not fulfill all terms of a project contract. In such an event, we would be obligated to reimburse the financial institution that issued the Performance Bond for the amounts paid. It has been rare for our Public Safety and Professional Communications business and its predecessors to have a Performance Bond drawn upon. In addition, pursuant to the terms under which we procure Performance Bonds, if our credit ratings are lowered below “investment grade,” then we may be required to provide collateral to support a portion of the outstanding amount of Performance Bonds. Such a downgrade could increase the cost of the issuance of Performance Bonds and could make it more difficult to procure Performance Bonds, which would adversely impact our ability to compete for contract awards. Such collateral requirements could also result in less liquidity for other operational needs or corporate purposes.

Financial Risk Management
In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.

Foreign Exchange and Currency:  We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at July 1, 2011 would not have had a material impact on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign exchange financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note 19: Derivative Instruments and Hedging Activities in the Notes for additional information.

Interest Rates:  As of July 1, 2011, we had long-term debt obligations and short-term debt under our commercial paper program subject to interest rate risk. Because the interest rates on our long-term debt obligations are fixed, and because our long-term debt is not putable (redeemable at the option of the holders of the debt prior to maturity), the interest rate risk associated with this debt on our results of operations is not material. We have a short-term variable-rate commercial paper program in place, which we may utilize to satisfy short-term cash requirements. We can give no assurances that interest rates will not change significantly or have a material effect on our income or cash flows in fiscal 2012.

Impact of Foreign Exchange
Approximately 33 percent of our international business was transacted in local currency environments in fiscal 2011 compared with 41 percent in fiscal 2010. The impact of translating the assets and liabilities of these operations to U.S. dollars is included as a component of shareholders’ equity. As of July 1, 2011, the cumulative translation adjustment included in shareholders’ equity was a $50.8 million gain compared with a $14.3 million gain at July 2, 2010. We utilize foreign currency hedging instruments to minimize the currency risk of international transactions. Gains and losses resulting from currency rate fluctuations did not have a material effect on our results in fiscal 2011, 2010 or 2009.

Impact of Inflation
To the extent feasible, we have consistently followed the practice of adjusting our prices to reflect the impact of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services. Inflation and changing prices did not materially adversely impact our gross margin, revenue or operating income in fiscal 2011, 2010 or 2009.

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

Revenue Recognition on Development and Production Contracts and Contract Estimates
A significant portion of our business is derived from development and production contracts. Revenue related to development and production contracts is recorded using the percentage-of-completion method generally measured by the costs incurred on each contract to date against estimated total contract costs at completion (“cost-to-cost”) with consideration given for risk of performance and estimated profit. Revenue in our Government Communications Systems segment primarily relates to development and production contracts and the percentage-of-completion method of revenue recognition is primarily used for these contracts. Amounts representing development and production contract change orders, claims or other items that may change the scope of a development and production contract are included in revenue only when they can be reliably estimated and realization is probable. Incentives or penalties and award fees applicable to performance on development and production contracts are considered in estimating sales and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions, which increase earnings based solely on a single significant event, are generally not recognized until the event occurs. Our development and production contracts are generally not segmented. If development and production contracts are segmented, we have determined that they meet the segmenting criteria outlined in the accounting standard for construction-type and production-type contracts.

Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each development and production contract over its entire period of performance. Recognition of profit on development and production fixed-price contracts requires estimates of: the contract value or total contract revenue, the total cost at completion and the measurement of progress toward completion. The estimated profit or loss on a development and production contract is equal to the difference between the estimated contract value and the estimated total cost at completion. Due to the long-term nature of many of our programs, developing the estimated total cost at completion often requires significant judgment. Factors that must be considered in estimating the work to be completed include labor productivity and availability of labor, the nature and complexity of the work to be performed, availability and cost of materials, subcontractor performance, the impact of delayed performance, availability and timing of funding from the customer and the recoverability of claims outside the original development and production contract included in the estimate to complete. We review cost performance and estimates to complete on our ongoing development and production contracts at least quarterly and, in many cases, more frequently. If a change in estimated cost to complete a development and production contract is determined to have an impact on contract earnings, we will record a positive or negative adjustment to estimated earnings when identified. Revenue and profits on a cost-reimbursable development and production contract are recognized when allowable costs are incurred in an amount equal to the allowable costs plus the profit on those costs. These profits may be at a fixed or variable percentage of allowable costs, depending on the contract fee arrangement. Thus, cost-reimbursable development and production contracts generally are not subject to the same estimation risks that affect fixed-price development and production contracts. We have not made any material changes in the methodologies used to recognize revenue on development and production contracts or to estimate our costs related to development and production contracts in the past three fiscal years.

As of July 1, 2011, the amount of unbilled costs and accrued earnings on fixed-price development and production contracts classified as “Inventory” in our Consolidated Balance Sheet was $381.0 million compared with $295.3 million as of July 2, 2010. These amounts include gross costs and accrued income, which is netted against billings and progress payments. A significant change in an estimate on one or more programs could have a material effect on our statement of financial position and results of operations. For example, a one percent variance in our estimate of accrued income booked as of July 1, 2011 on all open fixed-price development and production contracts would impact our pre-tax income and our revenue from product sales and services by $17.5 million.

Provisions for Excess and Obsolete Inventory Losses
We value our inventory at the lower of cost or market. We balance the need to maintain prudent inventory levels to ensure competitive delivery performance with the risk of excess or obsolete inventory due to changing technology and customer requirements. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory primarily based on our estimated forecast of product demand, anticipated end of product life and production requirements. The review of excess and obsolete inventory applies to all of our business segments. Several factors may influence the sale and use of our inventories, including our decision to exit a product line, technological change and new product development. These factors could result in a change in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if we determine that our inventory is overvalued, we would be required to recognize such costs in the “Cost of product sales” line item in our Consolidated Statement of Income at the time of such determination. In the case of goods which have been written down below cost, such reduced amount is to be considered the cost for subsequent accounting purposes. We have not made any material changes in the reserve methodology used to establish our inventory loss reserves during the past three fiscal years.

As of July 1, 2011, our reserve for excess and obsolete inventory was $84.8 million, or 20.0 percent of our gross inventory balance, which compares with our reserve of $85.9 million, or 21.2 percent of our gross inventory balance, as of July 2, 2010. We recorded $38.8 million, $20.8 million and $8.6 million in inventory write-downs that either reduced our reserve for excess and obsolete inventory or our income from continuing operations before income taxes during fiscal 2011, 2010 and 2009, respectively. Although we make every reasonable effort to ensure the accuracy of our forecasts of future product demand, including the impact of planned future product launches, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Goodwill
Goodwill in our Consolidated Balance Sheet as of July 1, 2011 and July 2, 2010 was $2,381.4 million and $1,576.2 million, respectively. Goodwill is not amortized. We perform annual (or under certain circumstances, more frequent) impairment tests of our goodwill. We test goodwill for impairment using a two-step process. The first step is to identify potential impairment by comparing the fair value of each of our reporting units with its net book value, including goodwill, adjusted for allocations of corporate assets and liabilities as appropriate. If the fair value of a reporting unit exceeds its adjusted net book value, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the adjusted net book value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

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

Fiscal 2009 Impairment Tests
In the fourth quarter of fiscal 2009, we performed our fiscal 2009 annual impairment tests of our reporting units’ goodwill. Because of the global recession and postponement of capital projects, which significantly weakened demand, and the general decline of peer company valuations impacting our valuation, we determined that goodwill in our Broadcast and New Media Solutions reporting unit (formerly a separate reportable segment and which, effective for the third quarter of fiscal 2011, is reported under our Integrated Network Solutions segment) was impaired. As a result, we recorded a $160.9 million non-cash charge for the impairment of goodwill. See Note 8: Goodwill and Note 22: Impairment of Goodwill and Other Long-Lived Assets for additional information regarding goodwill, including impairment of Broadcast and New Media Solutions’ goodwill. In fiscal 2009, we also determined that goodwill in our former HSTX segment was impaired. See Note 3: Discontinued Operations for additional information regarding impairment of HSTX’s goodwill.

Fiscal 2010 and 2011 Impairment Tests
In the fourth quarter of fiscal 2010 and 2011, we performed our annual impairment tests of our reporting units’ goodwill. We completed these tests with no adjustment required to the goodwill of any of our reporting units.

For all of our reporting units except for Broadcast and New Media Solutions, the fair value determination resulted in an amount that exceeded the reporting unit’s adjusted net book value by a substantial margin.

For our Broadcast and New Media Solutions reporting unit, the fair value determination resulted in an amount that exceeded the adjusted net book value of this reporting unit by approximately 12 percent in 2011 and 8 percent in 2010. Goodwill allocated to this reporting unit as of July 1, 2011 and July 2, 2010 was $673.8 million and $661.2 million, respectively. When comparing the results from the fair value determination of this reporting unit in fiscal 2011 with the results from fiscal 2010, an increase in the fair value based on sales multiples paid for recent acquisitions of similar businesses and current sales multiples of similar businesses was partially offset by a slight decrease in fair value based on projected cash flows.

Key assumptions used in projecting cash flows included estimates of future sales, operating costs and balance sheet metrics based on our intermediate and long-term views of the financial and market conditions of the underlying business. These assumptions assume a continuation of the rebound in capital spending by our customers based on continuing global economic growth; successful implementation of several strategic growth initiatives, including redeployment of resources into new media and international markets, where we believe there are significant new business opportunities; and favorable impacts from cost-reduction actions taken in the current and prior fiscal years. Events that could have a detrimental impact to the fair value of this reporting unit in the future include less than forecasted global economic growth, less than forecasted demand for our products (for example, a slower or less widely than anticipated migration from analog to digital broadcasting in international markets), and poor execution of our growth strategies. Additionally, slower global economic growth could negatively impact fair value based on sales multiples of similar business and sales multiples paid for acquisitions of similar businesses.

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

Our Consolidated Balance Sheet as of July 1, 2011 included a current deferred tax asset of $171.0 million and a non-current deferred tax asset of $5.7 million. This compares with a current deferred tax asset of $145.3 million and a non-current deferred tax asset of $107.7 million as of July 2, 2010. The increase in the current deferred tax balances and the decrease in non-current deferred tax balances were primarily due to acquisitions. For all jurisdictions for which we have net deferred tax assets, we expect that our existing levels of pre-tax earnings are sufficient to generate the amount of future taxable income needed to realize these tax assets. Our valuation allowance related to deferred income taxes, which is reflected in our Consolidated Balance Sheet, was $88.7 million as of July 1, 2011 and $80.3 million as of July 2, 2010. Although we make reasonable efforts to ensure the accuracy of our deferred tax assets, if we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, or if the potential impact of tax planning strategies changes, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

Impact of Recently Issued Accounting Pronouncements
Accounting pronouncements that have recently been issued but have not yet been implemented by us are described in Note 2: Accounting Changes or Recent Accounting Pronouncements in the Notes, which describes the potential impact that these pronouncements are expected to have on our financial condition, results of operations and cash flows.

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

•	We depend on U.S. Government customers for a significant portion of our revenue, and the loss of this relationship or a shift in U.S. Government funding priorities could have adverse consequences on our future business.
•	We depend significantly on U.S. Government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited. The termination or failure to fund one or more of these contracts could have an adverse impact on our business.
•	We enter into fixed-price contracts that could subject us to losses in the event of cost overruns or a significant increase in inflation.
•	We could be negatively impacted by a security breach, through cyber attack, cyber intrusion or otherwise, or other significant disruption of our IT networks and related systems or of those we operate for certain of our customers.
•	We derive a significant portion of our revenue from international operations and are subject to the risks of doing business internationally, including fluctuations in currency exchange rates.
•	Our reputation and ability to do business may be impacted by the improper conduct of our employees, agents or business partners.
•	We may not be successful in obtaining the necessary export licenses to conduct certain operations abroad, and Congress may prevent proposed sales to certain foreign governments.
•	The continued effects of the general downturn in the global economy and the U.S. Government’s budget deficits and national debt could have an adverse impact on our business, operating results or financial condition.
•	Our future success will depend on our ability to develop new products, services and technologies that achieve market acceptance in our current and future markets.
•	We participate in markets that are often subject to uncertain economic conditions, which makes it difficult to estimate growth in our markets and, as a result, future income and expenditures.
•	We cannot predict the consequences of future geo-political events, but they may adversely affect the markets in which we operate, our ability to insure against risks, our operations or our profitability.
•	We have made, and may continue to make, strategic acquisitions that involve significant risks and uncertainties.
•	Disputes with our subcontractors and the inability of our subcontractors to perform, or our key suppliers to timely deliver our components, parts or services, could cause our products or services to be produced or delivered in an untimely or unsatisfactory manner.
•	Third parties have claimed in the past and may claim in the future that we are infringing directly or indirectly upon their intellectual property rights, and third parties may infringe upon our intellectual property rights.
•	The outcome of litigation or arbitration in which we are involved is unpredictable and an adverse decision in any such matter could have a material adverse effect on our financial condition and results of operations.
•	We face certain significant risk exposures and potential liabilities that may not be covered adequately by insurance or indemnity.
•	Changes in our effective tax rate may have an adverse effect on our results of operations.

•	We have significant operations in Florida and other locations that could be materially and adversely impacted in the event of a natural disaster or other significant disruption.
•	Changes in the regulatory framework under which our managed satellite and terrestrial communications solutions operations are operated could adversely affect our business, results of operations and financial condition.
•	We rely on third parties to provide satellite bandwidth for our managed satellite and terrestrial communications solutions, and any bandwidth constraints could harm our business, financial condition and results of operations.
•	Changes in future business conditions could cause business investments and/or recorded goodwill to become impaired, resulting in substantial losses and write-downs that would reduce our results of operations.
•	We must attract and retain key employees, and failure to do so could seriously harm us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of July 1, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of July 1, 2011.

Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting the internal controls of CapRock Holdings, Inc. and its subsidiaries, including CapRock Communications, Inc. (collectively, “CapRock”), which the Company acquired during the first quarter of fiscal 2011; the internal controls with respect to the Schlumberger group’s Global Connectivity Services business, substantially all the assets of which the Company acquired during the fourth quarter of fiscal 2011 (“Schlumberger GCS”); and the internal controls of Carefx Corporation (“Carefx”), which the Company acquired during the fourth quarter of fiscal 2011. CapRock, Schlumberger GCS and Carefx are included in the fiscal 2011 consolidated financial statements of the Company. On a combined basis, as of July 1, 2011, total assets and net assets of CapRock, Schlumberger GCS and Carefx, excluding goodwill and identifiable intangible assets, constituted 3.8 percent and 5.1 percent of the Company’s total assets and net assets, respectively. On a combined basis, for the fiscal year ended July 1, 2011, revenue from CapRock, Schlumberger GCS and Carefx constituted 6.7 percent of the Company’s total revenue. Management will include the internal controls of CapRock, Schlumberger GCS and Carefx in its assessment of the effectiveness of the Company’s internal control over financial reporting for fiscal 2012.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 61 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Harris Corporation

We have audited the accompanying consolidated balance sheets of Harris Corporation as of July 1, 2011 and July 2, 2010, and the related consolidated statements of income, cash flows, and comprehensive income and equity, for each of the three years in the period ended July 1, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harris Corporation at July 1, 2011 and July 2, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 1, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harris Corporation’s internal control over financial reporting as of July 1, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 29, 2011 expressed an unqualified opinion thereon.

/s/     Ernst & Young LLP
Certified Public Accountants

Boca Raton, Florida
August 29, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Harris Corporation

We have audited Harris Corporation’s internal control over financial reporting as of July 1, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Harris Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of CapRock Holdings, Inc., Schlumberger GCS and Carefx Corporation which are included in the fiscal 2011 consolidated financial statements of Harris Corporation. On a combined basis, as of July 1, 2011, total assets and net assets of CapRock Holdings, Inc., Schlumberger GCS and Carefx Corporation, excluding goodwill and identifiable intangible assets, constituted 3.8 percent and 5.1 percent of Harris Corporation’s total assets and net assets, respectively. On a combined basis, for the fiscal year ended July 1, 2011, revenue from CapRock Holdings, Inc., Schlumberger GCS and Carefx Corporation constituted 6.7 percent of Harris Corporation’s total revenue. Our audit of internal control over financial reporting of Harris Corporation also did not include an evaluation of the internal control over financial reporting of CapRock Holdings, Inc., Schlumberger GCS and Carefx Corporation.

In our opinion, Harris Corporation maintained, in all material respects, effective internal control over financial reporting as of July 1, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harris Corporation as of July 1, 2011 and July 2, 2010, and the related consolidated statements of income, cash flows, and comprehensive income and equity, for each of the three years in the period ended July 1, 2011 of Harris Corporation and our report dated August 29, 2011 expressed an unqualified opinion thereon.

/s/     Ernst & Young LLP
Certified Public Accountants

Boca Raton, Florida
August 29, 2011

CONSOLIDATED STATEMENT OF INCOME

	Fiscal Years Ended
	2011	2010	2009
	(In millions, except per share amounts)

Revenue from product sales and services
Revenue from product sales	$4,136.8	$3,935.2	$3,915.3
Revenue from services	1,787.8	1,270.9	1,089.7

	5,924.6	5,206.1	5,005.0
Cost of product sales and services
Cost of product sales	(2,339.0)	(2,268.7)	(2,498.0)
Cost of services	(1,471.5)	(1,065.7)	(922.2)

	(3,810.5)	(3,334.4)	(3,420.2)
Engineering, selling and administrative expenses	(1,143.9)	(958.9)	(791.3)
Impairment of goodwill and other long-lived assets	—	—	(255.5)
Non-operating loss	(1.9)	(1.9)	(3.1)
Interest income	2.8	1.5	3.2
Interest expense	(90.4)	(72.1)	(52.8)

Income from continuing operations before income taxes	880.7	840.3	485.3
Income taxes	(293.6)	(278.7)	(172.9)

Income from continuing operations	587.1	561.6	312.4
Discontinued operations (including a $62.6 million loss on disposition in fiscal 2009), net of income taxes	—	—	(437.0)

Net income (loss)	587.1	561.6	(124.6)
Noncontrolling interests, net of income taxes	0.9	—	162.5

Net income attributable to Harris Corporation	$588.0	$561.6	$37.9

Amounts attributable to Harris Corporation common shareholders
Income from continuing operations	$588.0	$561.6	$312.4
Discontinued operations, net of income taxes	—	—	(274.5)

Net income	$588.0	$561.6	$37.9

Net income per common share attributable to Harris Corporation common shareholders
Basic net income per common share attributable to Harris Corporation common shareholders
Continuing operations	$4.63	$4.31	$2.35
Discontinued operations	—	—	(2.07)

	$4.63	$4.31	$0.28

Diluted net income per common share attributable to Harris Corporation common shareholders
Continuing operations	$4.60	$4.28	$2.33
Discontinued operations	—	—	(2.05)

	$4.60	$4.28	$0.28

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

	July 1,	July 2,
	2011	2010
	(In millions, except shares)

Assets
Current Assets
Cash and cash equivalents	$366.9	$455.2
Receivables	836.5	736.0
Inventories	720.8	615.3
Income taxes receivable	57.3	15.3
Current deferred income taxes	171.0	145.3
Other current assets	64.3	37.5

Total current assets	2,216.8	2,004.6
Non-current Assets
Property, plant and equipment	872.8	609.7
Goodwill	2,381.4	1,576.2
Intangible assets	502.4	297.8
Non-current deferred income taxes	5.7	107.7
Other non-current assets	193.7	147.6

Total non-current assets	3,956.0	2,739.0

	$6,172.8	$4,743.6

Liabilities and Equity
Current Liabilities
Short-term debt	$180.0	$30.0
Accounts payable	450.8	329.4
Compensation and benefits	266.2	239.7
Other accrued items	295.8	267.5
Advance payments and unearned income	232.8	175.6
Income taxes payable	—	8.9
Current portion of long-term debt	4.9	0.7

Total current liabilities	1,430.5	1,051.8
Non-current Liabilities
Long-term debt	1,887.2	1,176.6
Long-term contract liability	120.9	132.4
Other long-term liabilities	222.2	192.7

Total non-current liabilities	2,230.3	1,501.7
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 123,118,804 shares at July 1, 2011 and 127,460,307 shares at July 2, 2010	123.1	127.5
Other capital	471.2	461.1
Retained earnings	1,889.0	1,621.4
Accumulated other comprehensive income (loss)	18.7	(20.4)

Total shareholders’ equity	2,502.0	2,189.6
Noncontrolling interests	10.0	0.5

Total equity	2,512.0	2,190.1

	$6,172.8	$4,743.6

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Years Ended
	2011	2010	2009
	(In millions)

Operating Activities
Net income (loss)	$587.1	$561.6	$(124.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	212.0	165.7	177.7
Purchased in-process research and development write-off	—	—	7.0
Share-based compensation	46.1	35.3	41.9
Non-current deferred income taxes	37.1	(6.5)	(47.2)
Impairment of securities available-for-sale	—	—	7.6
Impairment of goodwill and other long-lived assets	—	—	556.5
Loss on disposition of discontinued operations	—	—	62.6
(Increase) decrease in:
Accounts and notes receivable	(42.9)	40.0	32.7
Inventories	(64.7)	(13.9)	(68.3)
Increase (decrease) in:
Accounts payable and accrued expenses	90.5	(51.8)	72.1
Advance payments and unearned income	47.6	53.0	(17.2)
Income taxes	(64.6)	0.8	(41.3)
Other	(15.1)	18.5	7.3

Net cash provided by operating activities	833.1	802.7	666.8

Investing Activities
Cash paid for acquired businesses	(1,082.6)	(52.1)	(745.3)
Cash paid for cost-method investment	(10.0)	—	—
Additions of property, plant and equipment	(311.3)	(189.9)	(108.9)
Additions of capitalized software	(13.6)	(8.1)	(12.9)
Cash paid for short-term investments available-for-sale	—	—	(1.2)
Proceeds from the sale of short-term investments available-for-sale	—	—	3.7

Net cash used in investing activities	(1,417.5)	(250.1)	(864.6)

Financing Activities
Proceeds from borrowings	852.1	—	531.8
Repayments of borrowings	(0.7)	(76.8)	(81.4)
Proceeds from exercise of employee stock options	24.5	18.9	5.6
Repurchases of common stock	(256.1)	(208.0)	(132.3)
Cash dividends	(127.0)	(115.0)	(106.6)
Cash decrease related to spin-off of Harris Stratex Networks, Inc.	—	—	(100.0)

Net cash provided by (used in) financing activities	492.8	(380.9)	117.1

Effect of exchange rate changes on cash and cash equivalents	3.3	2.3	(8.1)

Net increase (decrease) in cash and cash equivalents	(88.3)	174.0	(88.8)
Cash and cash equivalents, beginning of year	455.2	281.2	370.0

Cash and cash equivalents, end of year	$366.9	$455.2	$281.2

Supplemental disclosure of non-cash investing and financing activities:
Distribution of Harris Stratex Networks, Inc. common stock owned by Harris Corporation to Harris Corporation shareholders	$—	$—	$173.1

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME AND EQUITY

				Accumulated
				Other
	Common	Other	Retained	Comprehensive	Noncontrolling	Total
	Stock	Capital	Earnings	Income (Loss)	Interests	Equity
	(In millions, except per share amounts)

Balance at June 27, 2008	$133.6	$453.6	$1,660.8	$24.3	$332.0	$2,604.3
Net income (loss)	—	—	37.9	—	(162.5)	(124.6)
Foreign currency translation	—	—	—	(59.0)	(5.0)	(64.0)
Net unrealized gain on hedging derivatives, net of income taxes of $(1.4)	—	—	—	2.1	0.2	2.3
Net unrealized loss on securities available-for-sale, net of income taxes of $3.1	—	—	—	(5.0)	—	(5.0)
Amortization of loss on treasury lock, net of income taxes of $(0.4)	—	—	—	0.6	—	0.6
Net unrecognized pension obligation, net of income taxes of $6.9	—	—	—	(11.3)	—	(11.3)

Comprehensive loss						(202.0)
Shares issued under stock incentive plans	0.5	7.2	—	—	—	7.7
Share-based compensation expense	—	39.2	—	—	—	39.2
Repurchases and retirement of common stock	(2.7)	(33.7)	(95.9)	—	—	(132.3)
Other activity related to noncontrolling interest	—	—	—	—	2.1	2.1
Spin-off of Harris Stratex Networks, Inc.	—	—	(173.1)	(3.1)	(166.8)	(343.0)
Cash dividends ($.80 per share)	—	—	(106.6)	—	—	(106.6)
Adoption of accounting standard related to pension benefits	—	—	(0.3)	—	—	(0.3)

Balance at July 3, 2009	131.4	466.3	1,322.8	(51.4)	—	1,869.1
Net income	—	—	561.6	—	—	561.6
Foreign currency translation	—	—	—	31.8	—	31.8
Net unrealized loss on hedging derivatives, net of income taxes of $0.4	—	—	—	(0.7)	—	(0.7)
Net unrealized gain on securities available-for-sale, net of income taxes of $(0.5)	—	—	—	0.8	—	0.8
Amortization of loss on treasury lock, net of income taxes of $(0.3)	—	—	—	0.5	—	0.5
Net unrecognized pension obligation, net of income taxes of $0.9	—	—	—	(1.4)	—	(1.4)

Comprehensive income						592.6
Shares issued under stock incentive plans	0.9	14.7	—	—	—	15.6
Share-based compensation expense	—	35.3	—	—	—	35.3
Repurchases and retirement of common stock	(4.8)	(55.2)	(148.0)	—	—	(208.0)
Cash dividends ($.88 per share)	—	—	(115.0)	—	—	(115.0)
Other activity related to noncontrolling interest	—	—	—	—	0.5	0.5

Balance at July 2, 2010	127.5	461.1	1,621.4	(20.4)	0.5	2,190.1
Net income (loss)	—	—	588.0	—	(0.9)	587.1
Foreign currency translation	—	—	—	36.5	—	36.5
Net unrealized loss on hedging derivatives, net of income taxes of $0.4	—	—	—	(0.6)	—	(0.6)
Net unrealized gain on securities available-for-sale, net of income taxes of $(0.3)	—	—	—	0.5	—	0.5
Amortization of loss on treasury lock, net of income taxes of $(0.4)	—	—	—	0.6	—	0.6
Net unrecognized pension obligation, net of income taxes of $(1.3)	—	—	—	2.1	—	2.1

Comprehensive income	—	—	—	—	—	626.2
Shares issued under stock incentive plans	0.9	21.4	—	—	—	22.3
Share-based compensation expense	—	46.1	—	—	—	46.1
Repurchases and retirement of common stock	(5.3)	(57.4)	(193.4)	—	—	(256.1)
Cash dividends ($1.00 per share)	—	—	(127.0)	—	—	(127.0)
Other activity related to noncontrolling interests	—	—	—	—	10.4	10.4

Balance at July 1, 2011	$123.1	$471.2	$1,889.0	$18.7	$10.0	$2,512.0

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates — Our Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and require management to make estimates and assumptions. These assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. These estimates are based on experience and other information available prior to issuance of the Consolidated Financial Statements. Materially different results can occur as circumstances change and additional information becomes known.

Fiscal Year — Our fiscal year ends on the Friday nearest June 30. Fiscal 2011 and 2010 included 52 weeks. Fiscal 2009 included 53 weeks.

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

Property, Plant and Equipment — Property, plant and equipment are carried on the basis of cost and include software capitalized for internal use. Depreciation of buildings, machinery and equipment is computed by the straight-line and accelerated methods. The estimated useful lives of buildings generally range between 3 and 45 years. The estimated useful lives of machinery and equipment generally range between 2 and 10 years. Amortization of internal-use software begins when the software is put into service and is based on the expected useful life of the software. The useful lives over which we amortize internal-use software generally range between 3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and 7 years. See Note 7: Property, Plant and Equipment for additional information regarding property, plant and equipment.

Goodwill and Indefinite-Lived Intangible Assets — Goodwill and indefinite-lived intangible assets are not amortized. We perform annual (or under certain circumstances, more frequent) impairment tests of our goodwill and indefinite-lived intangible assets. We test indefinite-lived intangible assets for impairment by comparing their fair value (determined by forecasting future cash flows) against their carrying value. We test goodwill for impairment using a two-step process. The first step is to identify potential impairment by comparing the fair value of each of our reporting units with its net book value, including goodwill, adjusted for allocations of corporate assets and liabilities as appropriate. If the fair value of a reporting unit exceeds its adjusted net book value, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the adjusted net book value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. See Note 8: Goodwill, Note 9: Intangible Assets and Note 22: Impairment of Goodwill and Other Long-Lived Assets for additional information regarding goodwill and intangible assets, including goodwill and intangible asset impairment charges recorded in fiscal 2009.

Long-Lived Assets, Including Finite-Lived Intangible Assets — Long-lived assets, including finite-lived intangible assets, are amortized on a straight-line basis over their useful lives. We assess the recoverability of the carrying value of our long-lived assets, including intangible assets with finite useful lives, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. We evaluate the recoverability of such assets based upon the expectations of undiscounted cash flows from such assets. If the sum of the expected future undiscounted cash flows was less than the carrying amount of the asset, a loss would be recognized for the difference between the fair value and the carrying amount. See Note 7: Property, Plant and Equipment, Note 9: Intangible Assets and Note 22: Impairment of Goodwill and Other Long-Lived Assets for additional information regarding long-lived assets and intangible assets, including impairment charges recorded in fiscal 2009.

Capitalized Software to Be Sold, Leased or Otherwise Marketed — Costs incurred to acquire or create a computer software product are expensed when incurred as research and development until technological feasibility has been established for the product, at which point such costs are capitalized. Technological feasibility is normally established upon completion of a detailed program design. Capitalization of computer software costs ceases when the product is available for general release to customers. Costs of reproduction, documentation, training materials, physical packaging, maintenance and customer support are charged to cost of products sold as incurred. Capitalized software to be sold, leased or otherwise marketed is evaluated for impairment periodically by comparing the unamortized capitalized costs of a computer software product to the net realizable value of that product. In the fourth quarter of fiscal 2009, we recorded a $24.4 million write-down of capitalized software in our Integrated Network Solutions segment based on market conditions that resulted in reduced levels of capital expenditures, including demand for Integrated Network Solutions’ software products. See Note 22: Impairment of Goodwill and Other Long-Lived Assets for additional information regarding impairment charges recorded in fiscal 2009.

Capitalized software to be sold, leased or otherwise marketed had a net carrying value of $36.4 million at July 1, 2011 and $27.1 million at July 2, 2010. Total amortization expense related to these capitalized software amounts for fiscal 2011, 2010 and 2009 was $4.5 million, $3.4 million and $4.7 million, respectively. The annual amortization of these capitalized software costs is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Based on this policy, the useful lives over which we amortize costs of computer software to be sold, leased or otherwise marketed range from 2 to 7 years. Amortization commences when the product is available for general release to customers. The capitalized costs, net of accumulated amortization, are reflected in the “Other non-current assets” line item in our Consolidated Balance Sheet. The amortization of capitalized software is included in the “Cost of product sales” line item in our Consolidated Statement of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Assets and Liabilities — No current assets within the “Other current assets” line item in our Consolidated Balance Sheet exceeded 5 percent of our total current assets as of July 1, 2011 or July 2, 2010. No assets within the “Other non-current assets” line item in our Consolidated Balance Sheet exceeded 5 percent of total assets as of July 1, 2011 or July 2, 2010. No accrued liabilities or expenses within the “Other accrued items” or “Other long-term liabilities” line items in our Consolidated Balance Sheet exceeded 5 percent of our total current liabilities or total liabilities, respectively, as of July 1, 2011 or July 2, 2010.

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

Warranties — On development and production contract sales in our Government Communications Systems and RF Communications segments, and in the government business in our Integrated Network Solutions segment, the value or price of our warranty is generally included in the contract and funded by the customer. A provision for warranties is built into the estimated program costs when determining the profit rate to accrue when applying the cost-to-cost percentage-of-completion revenue recognition method. Warranty costs, as incurred, are charged to the specific program’s cost, and both revenue and cost are recognized at that time. Factors that affect the estimated program cost for warranties include terms of the contract, complexity of the delivered product or service, number of installed units, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim.

On product sales in all our segments, we provide for future warranty costs upon product delivery. The specific terms and conditions of those warranties vary depending upon the product sold, customer and country in which we do business. In the case of products sold by us, our warranties start from the shipment, delivery or customer acceptance date and continue as follows:

Segment	Warranty Periods

RF Communications	One to twelve years
Integrated Network Solutions	Less than one year to five years
Government Communications Systems	One to two years

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

Media, automation and asset management software products sold by our Integrated Network Solutions segment generally carry a 90-day warranty from the date of shipment. Our liability under these warranties is either to provide a corrected copy of any portion of the software found not to be in substantial compliance with the specifications or, if we are unable to do so, to provide a full refund.

Software license agreements and sales contracts for broadcast and new media solutions products in our Integrated Network Solutions segment generally include provisions for indemnifying customers against certain specified liabilities should that segment’s products infringe certain intellectual property rights of third parties. Certain of our Integrated Network Solutions transmission systems customers have notified us of potential claims against us based on these standard indemnification provisions included in sales contracts between us and these customers. These indemnification claims arise from litigation brought by a third-party patent licensing company asserting alleged technology rights against these customers. We are cooperating with these customers in efforts to mitigate their litigation exposure. To date, we have not incurred material costs as a result of such indemnification and have not accrued any liabilities related to such obligations in our Consolidated Financial Statements. See Note 10: Accrued Warranties for additional information regarding warranties.

Foreign Currency Translation — The functional currency for most international subsidiaries is the local currency. Assets and liabilities are translated at current rates of exchange and income and expense items are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Revenue Recognition — Our segments have the following revenue recognition policies:

Development and Production Contracts:  Revenue and anticipated profits under development and production contracts are recorded on a percentage-of-completion basis, generally using the cost-to-cost method of accounting where sales and profits are recorded based on the ratio of costs incurred to estimated total costs at completion. Recognition of profit on fixed-price development and production contracts requires estimates of: the total contract value; the total cost at completion; and the measurement of progress towards completion. Revenue and profits on cost-reimbursable development and production contracts are recognized as allowable costs are incurred on the contract, and become billable to the customer, in an amount equal to the allowable costs plus the profit on those costs. Revenue in our Government Communications Systems segment primarily relates to development and production contracts.

Development and production contracts are combined when specific aggregation criteria are met. Criteria generally include closely interrelated activities performed for a single customer within the same economic environment. Development and production contracts are generally not segmented. If development and production contracts are segmented, we have determined that they meet specific segmenting criteria. Amounts representing development and production contract change orders, claims or other items are included in sales only when they can be reliably estimated and realization is probable. Incentives or penalties and awards applicable to performance on development and production contracts are considered in estimating sales and profit rates and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions, which increase earnings based solely on a single significant event, are generally not recognized until the event occurs. When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period. Anticipated losses on development and production contracts or programs in progress are charged to earnings when identified.

Products and Services Other Than Development and Production Contracts:  Revenue from product sales other than development and production contracts and revenue from service arrangements are recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is reasonably assured, and delivery of a product has occurred and title has transferred or services have been rendered. Further, if an arrangement other than a development and production contract requires the delivery or performance of multiple deliverables or elements under a bundled sale, we determine whether the individual elements represent separate units of accounting. If they do, we recognize the revenue associated with each element separately and contract revenue is allocated among elements based on relative selling price. If the elements within a bundled sale are not considered separate units of accounting, they are accounted for as a combined unit of accounting and generally recognized over the performance period. Unearned income on service contracts is amortized by the straight-line method over the term of the contracts. Also, if contractual obligations related to customer acceptance exist, revenue is not recognized for a product or service

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

unless these obligations are satisfied. Revenue in our RF Communications Systems segment primarily relates to products and services other than development and production contracts.

Certain contracts include terms and conditions through which we recognize revenue upon completion of equipment production, which is subsequently stored at our location at the customer’s request. Revenue is recognized on such contracts upon the customer’s assumption of title and risk of ownership and when collectibility is reasonably assured. At the time of revenue recognition, there is a schedule of delivery of the product consistent with the customer’s business practices, we do not have any remaining performance obligations such that the earnings process is not complete and the product has been separated from our inventory.

Software Licenses:  The amount of revenue allocated to undelivered elements under bundled software licenses that are bundled with multi-year maintenance agreements is based on the vendor-specific objective evidence of fair value for those elements using the residual method. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is recorded as unearned, and the difference between the total arrangement fee and the amount recorded as unearned for the undelivered elements is recognized as revenue related to delivered elements. Unearned revenue due to undelivered elements is recognized ratably on a straight-line basis over the maintenance agreement. In the case of software products for which we sell term-based licenses including multi-year maintenance agreements, but do not have vendor-specific objective evidence on the undelivered element, the entire arrangement is recognized ratably on a straight-line basis over the term of the license. Our Integrated Network Solutions segment derives a portion of its revenue from the licensing of software with multi-year maintenance arrangements.

Other:  Royalty income is included as a component of the “Non-operating loss” line item in our Consolidated Statement of Income and is recognized on the basis of terms specified in contractual agreements. Shipping and handling fees billed to customers are included in the “Revenue from product sales” line item in our Consolidated Statement of Income and the associated costs are included in the “Cost of product sales” line item in our Consolidated Statement of Income. Also, we record taxes collected from customers and remitted to governmental authorities on a net basis in that they are excluded from revenues.

Retirement Benefits — As of July 1, 2011, we provide retirement benefits to substantially all U.S.-based employees primarily through a defined contribution retirement plan that includes a 401(k) plan and certain non-qualified deferred compensation plans. The defined contribution retirement plan has matching and savings elements. Contributions by us to the retirement plan are based on employees’ savings with no other funding requirements. We may make additional contributions to the retirement plan at our discretion. Retirement benefits also include a defined benefit plan in the United Kingdom and an unfunded limited healthcare plan for U.S.-based retirees and employees on long-term disability. We accrue the estimated cost of these medical benefits, which are not material, during an employee’s active service life.

Retirement plan expenses amounted to $60.0 million in fiscal 2011, $53.2 million in fiscal 2010 and $46.9 million in fiscal 2009.

Environmental Expenditures — We capitalize environmental expenditures that increase the life or efficiency of property or that reduce or prevent environmental contamination. We accrue environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable.

We are named as a potentially responsible party at 14 sites where future liabilities could exist. These sites include 2 sites owned by us, 8 sites associated with our former graphics or semiconductor locations and 4 treatment or disposal sites not owned by us that contain hazardous substances allegedly attributable to us from past operations. Based on an assessment of relevant factors, we have estimated that our discounted liability under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and other environmental statutes and regulations for identified sites, using a 7.5 percent discount rate, is approximately $4.5 million. The current portion of this liability is included in the “Other accrued items” line item and the non-current portion is included in the “Other long-term liabilities” line item in our Consolidated Balance Sheet. The expected aggregate undiscounted amount that will be incurred over the next 10 years is approximately $6.1 million. The expected payments for the next five years are: fiscal 2012 — $0.8 million; fiscal 2013 — $0.9 million; fiscal 2014 — $1.2 million; fiscal 2015 — $0.7 million; and fiscal 2016 — $0.6 million; and the aggregate amount thereafter is approximately $1.9 million. The relevant factors we considered in estimating our potential liabilities under the Superfund Act and other environmental statutes and regulations include cost-sharing agreements with other parties and the potential indemnification from successor and predecessor owners of these sites. We do not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

believe that any uncertainties regarding these relevant factors will materially affect our potential liability under the Superfund Act and other environmental statutes and regulations.

Financial Guarantees and Commercial Commitments — Financial guarantees are contingent commitments issued to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper issuances, bond financings and similar transactions. As of July 1, 2011, there were no such contingent commitments accrued for in our Consolidated Balance Sheet.

We have entered into commercial commitments in the normal course of business including surety bonds, standby letter of credit agreements and other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers and to obtain insurance policies with our insurance carriers. As of July 1, 2011, we had total commercial commitments, including debt and performance guarantees, of $740.3 million.

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

Income From Continuing Operations Per Share — For all periods presented in this Report, income from continuing operations per share is computed using the two-class method as it is the more dilutive of the treasury stock or two-class methods. The two-class method of computing income from continuing operations per share is an earnings allocation formula that determines income from continuing operations per share for common stock and any participating securities according to dividends paid and participation rights in undistributed earnings. Our restricted stock awards and restricted stock unit awards, as well as our performance share awards and performance share unit awards granted prior to fiscal 2011, meet the definition of participating securities and are included in the computations of income from continuing operations per basic and diluted common share. Our performance share awards and performance share unit awards granted beginning in fiscal 2011 do not meet the definition of participating securities because they do not contain rights to receive nonforfeitable dividends and, therefore, are excluded from the computations of income from continuing operations per basic and diluted common share. Under the two-class method, income from continuing operations per common share is computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period. See Note 15: Income From Continuing Operations Per Share for additional information.

Reclassifications — Certain prior-year amounts have been reclassified in our Consolidated Financial Statements to conform to current-year classifications.

NOTE 2:	ACCOUNTING CHANGES OR RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards
In the first quarter of fiscal 2011, we adopted the following accounting standards, neither of which had a material impact on our financial position, results of operations or cash flows:

•	The accounting standard that revises accounting and reporting requirements for arrangements with multiple deliverables. This standard allows the use of an estimated selling price to determine the selling price of a deliverable in cases where neither vendor-specific objective evidence nor third-party evidence is available. Additionally, this standard requires the total selling price of a multiple-deliverable arrangement to be allocated at the inception of the arrangement to all deliverables based on relative selling prices.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	The accounting standard that clarifies which revenue allocation and measurement guidance should be used for arrangements that contain both tangible products and software, in cases where the software is more than incidental to the tangible product as a whole. More specifically, if the software sold with or embedded within the tangible product is essential to the functionality of the tangible product, then this software, as well as undelivered software elements that relate to this software, are excluded from the scope of existing software revenue guidance.

Accounting Standards Issued But Not Yet Effective
In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that generally aligns the principles for fair value measurements and related disclosure requirements under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this update include clarifications of the FASB’s intent about the application of existing fair value measurements and disclosure requirements and changes to particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. Expanded disclosure requirements include disclosures of all transfers between Levels 1 and 2 of the fair value hierarchy, disclosure of the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes, and various quantitative and qualitative disclosures pertaining to Level 3 measurements. This update is to be applied prospectively and is effective for interim and annual reporting periods beginning after December 15, 2011, which for us is our third quarter of fiscal 2012. We do not currently anticipate that the adoption of this update will materially impact our financial position, results of operations or cash flows.

In June 2011, the FASB issued an accounting standards update that requires entities to present components of net income, components of other comprehensive income (“OCI”) and total comprehensive income in one continuous statement or two separate but consecutive statements. Entities will no longer be allowed to present OCI in the statement of equity. Additionally, this update requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and OCI are presented. This update is to be applied retrospectively and is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2011, which for us is our fiscal 2013. The adoption of this update will not impact our financial position, results of operations or cash flows.

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

Prior to the Spin-off of HSTX, as of the end of the second quarter of fiscal 2009, based on the current global economic environment and the decline of the market capitalization of HSTX, we performed an interim review for impairment of HSTX’s goodwill and its other indefinite-lived intangible assets, consisting solely of the Stratex trade name. To test for potential impairment of HSTX’s goodwill, we determined the fair value of HSTX based on projected discounted cash flows and market-based multiples applied to sales and earnings. The results indicated an impairment of goodwill because the current carrying value of the reporting unit exceeded its fair value. We then allocated this fair value to HSTX’s underlying assets and liabilities to determine the implied fair value of goodwill, resulting in a $279.0 million charge to write down all of HSTX’s goodwill. We determined the fair value of the Stratex trade name by performing a projected discounted cash flow analysis based on the relief-from-royalty

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approach, resulting in a $22.0 million charge to write down a majority of the carrying value of the Stratex trade name. Substantially all of the goodwill and the Stratex trade name were recorded in connection with the combination of Stratex and our Microwave Communications Division in January 2007.

Summarized financial information for our discontinued operations is as follows:

2009
(In millions)

Revenue from product sales and services	$594.6

Loss before income taxes and noncontrolling interest	$(340.8)
Income taxes	(33.6)
Loss on the disposition of discontinued operations, including income tax expense of $11.1 million	(62.6)

Discontinued operations, net of income taxes	(437.0)
Noncontrolling interest in discontinued operations, net of income taxes	162.5

Discontinued operations attributable to Harris Corporation common shareholders, net of income taxes	$(274.5)

Unless otherwise specified, the information set forth in the other Notes relates solely to our continuing operations.

NOTE 4:	BUSINESS COMBINATIONS

During fiscal 2011 we made the following significant acquisitions:

•	Acquisition of CapRock. On July 30, 2010, we acquired privately held CapRock Holdings, Inc. and its subsidiaries, including CapRock Communications, Inc. (collectively, “CapRock”), a global provider of mission-critical, managed satellite communications services for the government, energy and maritime industries. CapRock’s solutions include broadband Internet access, voice over Internet Protocol (“VOIP”) telephony, wideband networking and real-time video, delivered to nearly 2,000 customer sites around the world. The acquisition of CapRock increased the breadth of our assured communications® capabilities, while enabling us to enter new vertical markets and increase our international presence. The total net purchase price for CapRock was $517.5 million. Our fiscal 2011 results of operations included revenue of $357.0 million and a pre-tax loss of $16.3 million (including $21.9 million of acquisition-related charges) associated with CapRock for the eleven-month period following the date of acquisition. We report CapRock as part of Managed Satellite and Terrestrial Communications Solutions under our Integrated Network Solutions segment.

•	Acquisition of Schlumberger GCS. On April 4, 2011, we acquired from Schlumberger B.V. and its affiliates (“Schlumberger”) substantially all of the assets of the Schlumberger group’s Global Connectivity Services business (“Schlumberger GCS”), a provider of satellite and terrestrial communications services for the worldwide energy industry. The total net purchase price for Schlumberger GCS was $380.6 million, subject to post-closing adjustments. Our fiscal 2011 results of operations include revenue of $34.6 million and a pre-tax loss of $12.5 million (including $17.0 million of acquisition-related charges) associated with Schlumberger GCS for the three-month period following the date of acquisition. We report Schlumberger GCS as part of Managed Satellite and Terrestrial Communications Solutions under our Integrated Network Solutions segment.

•	Acquisition of Carefx. Also on April 4, 2011, we acquired privately held Carefx Corporation (“Carefx”), a provider of interoperability workflow solutions for government and commercial healthcare providers. Carefx’s solution suite is used by more than 800 hospitals, healthcare systems and health information exchanges across North America, Europe and Asia. The acquisition expanded our presence in government healthcare, provided entry into the commercial healthcare market and is expected to leverage the healthcare interoperability workflow products offered by Carefx and the broader scale of enterprise intelligence solutions and services that we provide. The total net purchase price for Carefx was $152.6 million, subject to post-closing adjustments. We report Carefx as part of Healthcare Solutions under our Integrated Network Solutions segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide further detail of these acquisitions in fiscal 2011:

	CapRock	Schlumberger GCS	Carefx
(In millions)

Date of acquisition	7/30/10	4/4/11	4/4/11
Reporting business segment	Integrated	Integrated	Integrated
	Network Solutions	Network Solutions	Network Solutions

Cash consideration paid to former owners	$540.2	$384.6	$153.8
Less cash acquired	(22.7)	(4.0)	(1.2)

Total net purchase price paid as of July 1, 2011	517.5	380.6	152.6
Estimated post-closing acquired cash true-up	—	—	0.7

Total estimated net purchase price	$517.5	$380.6	$153.3

Allocation of purchase price:
Accounts and notes receivable	$41.3	$4.8	$5.8
Inventories	36.6	3.9	4.4
Other current assets	4.3	4.2	0.3
Current deferred income taxes	14.3	—	1.5
Property, plant and equipment	59.1	33.7	—
Goodwill	381.9	268.3	118.8
Identifiable intangible assets	131.5	75.4	31.4
Other assets	—	—	0.1

Total assets acquired	669.0	390.3	162.3

Accounts payable and accrued expenses	88.6	5.4	4.7
Advance payments and unearned income	3.3	—	2.8
Non-current deferred income taxes	50.1	4.3	0.6
Other liabilities	9.5	—	0.9

Total liabilities acquired	151.5	9.7	9.0

Net assets acquired	$517.5	$380.6	$153.3

	CapRock		Schlumberger GCS		Carefx
	Weighted		Weighted		Weighted
	Average		Average		Average
	Amortization		Amortization		Amortization
	Period	Total	Period	Total	Period	Total
	(In years)	(In millions)	(In years)	(In millions)	(In years)	(In millions)

Identifiable Intangible Assets:
Customer relationships	16.0	$68.0	13.0	$66.7	11.0	$7.1
Contract backlog	5.0	49.0	2.0	7.2	4.5	10.6
Trade names	5.0	14.0	6.0	0.2	3.5	2.9
Developed technology			6.0	1.3	4.5	10.8
Other	15.0	0.5

Weighted average amortization period and total	10.7	$131.5	11.8	$75.4	5.9	$31.4

The purchase price for the CapRock acquisition gives effect to post-closing adjustments while the purchase prices for the Schlumberger GCS and Carefx acquisitions remain subject to post-closing adjustments. The purchase price allocations for all of these acquisitions are preliminary and subject to changes in the fair value of working capital and other assets and liabilities on the effective dates, completion of an appraisal of assets acquired and liabilities assumed, and final valuation of intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pro Forma Results (Unaudited)

The following summary, prepared on a pro forma basis, presents our unaudited consolidated results of operations as if the acquisitions of CapRock and Schlumberger GCS had been completed as of the beginning of fiscal 2010, after including in fiscal 2010 integration and other costs associated with these acquisitions, and after including the impact of adjustments such as amortization of intangible assets and interest expense on related borrowings and, in each case, the related income tax effects. This pro forma presentation does not include any impact of transaction synergies. In the following table, “income from continuing operations” refers to income from continuing operations attributable to Harris Corporation common shareholders.

	2011	2010
	(In millions, except per share amounts)

Revenue from product sales and services — as reported	$5,924.6	$5,206.1
Revenue from product sales and services — pro forma	$6,082.4	$5,750.8
Income from continuing operations — as reported	$588.0	$561.6
Income from continuing operations — pro forma	$595.8	$539.3
Income from continuing operations per diluted common share — as reported	$4.60	$4.28
Income from continuing operations per diluted common share — pro forma	$4.66	$4.11

The pro forma results are not necessarily indicative of our results of operations had we owned CapRock and Schlumberger GCS for the entire periods presented.

During fiscal 2009 we made the following significant acquisition:

•	Acquisition of Tyco Electronics Wireless Systems Business. On May 29, 2009, we acquired substantially all of the assets of the Tyco Electronics wireless systems business (“Wireless Systems”) (formerly known as M/A-COM), an established provider of mission-critical wireless communications systems for law enforcement, fire and rescue, public service, utility and transportation markets. In connection with the acquisition, we assumed liabilities primarily related to Wireless Systems. We did not assume the State of New York wireless network contract awarded to Wireless Systems in December 2004. The total purchase price for Wireless Systems was $674.9 million. We report Wireless Systems, which we now call Public Safety and Professional Communications, within our RF Communications segment. We believe the acquisition created a powerful supplier of end-to-end wireless network solutions to the global land mobile radio systems market.

The goodwill resulting from all the above acquisitions was associated primarily with the acquired companies’ market presence and leading positions, growth opportunities in the markets in which the acquired companies operated, experienced work forces and established operating infrastructures. The goodwill related to the Schlumberger GCS and Wireless Systems acquisitions is deductible for tax purposes, the goodwill related to the Carefx acquisition is nondeductible for tax purposes, and most of the goodwill related to the CapRock acquisition is nondeductible for tax purposes.

NOTE 5:	RECEIVABLES

Receivables are summarized below:

	2011	2010
	(In millions)

Accounts receivable	$703.4	$613.0
Unbilled costs on cost-plus contracts	138.5	125.1
Notes receivable due within one year, net	6.5	7.9

	848.4	746.0
Less allowances for collection losses	(11.9)	(10.0)

	$836.5	$736.0

We expect to bill substantially all unbilled costs outstanding on cost-plus contracts at July 1, 2011 during fiscal 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6:	INVENTORIES

Inventories are summarized below:

	2011	2010
	(In millions)

Unbilled costs and accrued earnings on fixed-price contracts	$381.0	$295.3
Finished products	137.2	134.6
Work in process	60.1	59.7
Raw materials and supplies	142.5	125.7

	$720.8	$615.3

Unbilled costs and accrued earnings on fixed-price contracts are net of progress payments of $85.1 million at July 1, 2011 and $35.8 million at July 2, 2010.

NOTE 7:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below:

	2011	2010
	(In millions)

Land	$14.6	$13.1
Software capitalized for internal use	121.0	85.7
Buildings	493.4	396.6
Machinery and equipment	1,087.4	860.2

	1,716.4	1,355.6
Less allowances for depreciation and amortization	(843.6)	(745.9)

	$872.8	$609.7

Depreciation and amortization expense related to property, plant and equipment was $135.4 million, $110.0 million and $93.5 million in fiscal 2011, 2010 and 2009, respectively.

NOTE 8:	GOODWILL

We test goodwill and other indefinite-lived intangible assets at least annually for impairment. See Note 3: Discontinued Operations for information regarding impairment of HSTX’s goodwill and its other indefinite-lived intangible assets recorded in fiscal 2009. See Note 22: Impairment of Goodwill and Other Long-Lived Assets for information regarding impairment of our Broadcast and New Media Solutions reporting unit’s goodwill recorded in fiscal 2009.

As discussed further in Note 25: Business Segments in these Notes, effective for the third quarter of fiscal 2011, we changed our operating segment reporting structure, which also changed certain identified reporting units. As a result of these changes, we reallocated goodwill to the affected reporting units using the relative fair value approach, which resulted in changes in the goodwill balances by business segment at July 3, 2009 and at July 2, 2010 as presented below from amounts previously reported.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the carrying amount of goodwill for the fiscal years ended July 1, 2011 and July 2, 2010, by business segment, were as follows:

		Integrated	Government
	RF	Network	Communications
	Communications	Solutions	Systems	Total
	(In millions)

Balance at July 3, 2009 — net of impairment losses	$411.6	$844.3	$251.2	$1,507.1
Goodwill acquired during the period	4.1	—	39.5	43.6
Currency translation adjustments	3.9	17.2	1.8	22.9
Other (including true-ups of previously estimated purchase price allocations)	3.0	—	(0.4)	2.6

Balance at July 2, 2010 — net of impairment losses	422.6	861.5	292.1	1,576.2
Goodwill acquired during the period	—	786.9	—	786.9
Currency translation adjustments	1.8	15.9	0.8	18.5
Other (including true-ups of previously estimated purchase price allocations)	—	(0.2)	—	(0.2)

Balance at July 1, 2011 — net of impairment losses	$424.4	$1,664.1	$292.9	$2,381.4

Balance at July 1, 2011 — before impairment losses	$424.4	$1,825.0	$292.9	$2,542.3
Accumulated impairment losses	—	(160.9)	—	(160.9)

Balance at July 1, 2011 — net of impairment losses	$424.4	$1,664.1	$292.9	$2,381.4

The goodwill resulting from acquisitions was associated primarily with the acquired companies’ market presence and leading positions, growth opportunities in the markets in which the acquired companies operated, experienced work forces and established operating infrastructures. The goodwill related to the Schlumberger GCS and Wireless Systems acquisitions is deductible for tax purposes, the goodwill related to the Carefx acquisition is nondeductible for tax purposes, and most of the goodwill related to the CapRock acquisition is nondeductible for tax purposes.

In the table above, the accumulated impairment losses in our Integrated Network Solutions segment related to Broadcast and New Media Solutions and were recorded in the fourth quarter of fiscal 2009.

NOTE 9:	INTANGIBLE ASSETS

Intangible assets subject to amortization and not subject to amortization were as follows:

	2011			2010
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
			(In millions)

Customer relationships	$374.2	$90.0	$284.2	$229.7	$66.2	$163.5
Developed technologies	181.1	86.2	94.9	173.3	77.8	95.5
Contract backlog	142.8	52.9	89.9	57.5	30.6	26.9
Trade names	41.7	9.1	32.6	15.8	4.8	11.0
Other	6.1	5.7	0.4	8.1	7.6	0.5

Total subject to amortization	745.9	243.9	502.0	484.4	187.0	297.4
Total not subject to amortization	0.4	—	0.4	0.4	—	0.4

Total intangible assets	$746.3	$243.9	$502.4	$484.8	$187.0	$297.8

Amortization expense related to intangible assets was $68.5 million, $49.6 million and $43.3 million in fiscal 2011, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future estimated amortization expense for intangible assets is as follows:

Total
(In millions)

Fiscal Years:
2012	$83.2
2013	79.0
2014	66.5
2015	64.1
2016	46.7
Thereafter	162.5

Total	$502.0

NOTE 10:	ACCRUED WARRANTIES

Changes in our warranty liability, which is included as a component of the “Other accrued items” line item in our Consolidated Balance Sheet, during fiscal 2011 and 2010, were as follows:

	2011	2010
	(In millions)

Balance at beginning of the fiscal year	$73.1	$65.5
Warranty provision for sales made during the fiscal year	19.6	28.4
Settlements made during the fiscal year	(38.7)	(40.3)
Other adjustments to the warranty liability, including those for acquisitions and foreign currency translation, during the fiscal year	(1.2)	19.5

Balance at the end of the fiscal year	$52.8	$73.1

NOTE 11:	CREDIT ARRANGEMENTS

364-Day Revolving Credit Agreement:  On September 29, 2010, we entered into a $300 million senior unsecured 364-day revolving credit agreement (the “364-Day Revolving Credit Agreement”) with a syndicate of lenders. The 364-Day Revolving Credit Agreement provides for the extension of credit to us in the form of revolving loans at any time and from time to time during the term of the 364-Day Revolving Credit Agreement, in an aggregate principal amount at any time outstanding not to exceed $300 million. Borrowings under the 364-Day Revolving Credit Agreement will be denominated in U.S. Dollars. The 364-Day Revolving Credit Agreement may be used for working capital and other general corporate purposes (excluding hostile acquisitions) and may also be used to support any commercial paper that we may issue.

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

The 364-Day Revolving Credit Agreement contains certain customary covenants, including covenants limiting: certain liens on our assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and certain investments in unrestricted subsidiaries. The 364-Day Revolving Credit Agreement also requires that we not permit our ratio of consolidated total indebtedness to total capital, each as defined, to be greater than 0.60 to 1.00 and not permit our ratio of consolidated EBITDA to consolidated net interest expense, each as defined, to be less than 3.00 to 1.00 (measured on the last day of each fiscal quarter for the rolling four-quarter period then ending). We were in compliance with the covenants in the 364-Day Revolving Credit Agreement in fiscal 2011. The 364-Day Revolving Credit Agreement contains certain events of default, including: failure to make payments; failure to perform or observe terms, covenants and agreements; material

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

inaccuracy of any representation or warranty; payment default under other indebtedness with a principal amount in excess of $75 million, other default under such other indebtedness that permits acceleration of such indebtedness, or acceleration of such other indebtedness; occurrence of one or more final judgments or orders for the payment of money in excess of $75 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $75 million; any bankruptcy or insolvency; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the 364-Day Revolving Credit Agreement are due and mature on September 28, 2011, unless the commitments are terminated earlier either at our request or if certain events of default occur. At July 1, 2011, we had no borrowings outstanding under the 364-Day Revolving Credit Agreement.

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

The 2008 Credit Agreement contains certain customary covenants, including covenants limiting: certain liens on our assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and certain investments in unrestricted subsidiaries. The 2008 Credit Agreement also requires that we not permit our ratio of consolidated total indebtedness to total capital, each as defined, to be greater than 0.60 to 1.00 and not permit our ratio of consolidated EBITDA to consolidated net interest expense, each as defined, to be less than 3.00 to 1.00 (measured on the last day of each fiscal quarter for the rolling four-quarter period then ending). We were in compliance with the covenants in the 2008 Credit Agreement in fiscal 2011. The 2008 Credit Agreement contains certain events of default, including: failure to make payments; failure to perform or observe terms, covenants and agreements; material inaccuracy of any representation or warranty; payment default under other indebtedness with a principal amount in excess of $75 million, other default under such other indebtedness that permits acceleration of such indebtedness, or acceleration of such other indebtedness; occurrence of one or more final judgments or orders for the payment of money in excess of $75 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $75 million; any bankruptcy or insolvency; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the 2008 Credit Agreement are due and mature on September 10, 2013, unless the commitments are terminated earlier either at our request or if certain events of default occur. At July 1, 2011, we had no borrowings outstanding under the 2008 Credit Agreement, but we had $180.0 million of short-term debt outstanding under our commercial paper program, that was supported by our senior unsecured revolving credit facility under the 2008 Credit Agreement.

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

Our short-term debt at July 1, 2011 was $180.0 million. The weighted-average interest rate for our short-term debt was 0.3 percent at July 1, 2011 and 0.4 percent at July 2, 2010.

NOTE 13:	LONG-TERM DEBT

Long-term debt is summarized below:

	2011	2010
	(In millions)

5.0% notes, due October 1, 2015	$300.0	$300.0
5.95% notes, due December 1, 2017	400.0	400.0
6.375% notes, due June 15, 2019	350.0	350.0
4.4% notes, due December 15, 2020	400.0	—
7.0% debentures, due January 15, 2026	100.0	100.0
6.35% debentures, due February 1, 2028	25.8	25.8
6.15% notes, due December 15, 2040	300.0	—
Other	16.3	1.5

Total debt	1,892.1	1,177.3
Less: current portion of debt	(4.9)	(0.7)

Total long-term debt	$1,887.2	$1,176.6

The potential maturities of long-term debt, including the current portion, for the five years following fiscal 2011 and, in total, thereafter are: $4.9 million in fiscal 2012; $7.8 million in fiscal 2013; $3.6 million in fiscal 2014; none in fiscal 2015; $300.0 million in fiscal 2016; and $1,575.8 million thereafter. All of our outstanding long-term debt is unsubordinated and unsecured with equal ranking.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 1996, we completed the issuance of $100 million in aggregate principal amount of 7.0% Debentures due January 15, 2026. The debentures are not redeemable prior to maturity.

NOTE 14:	STOCK OPTIONS AND OTHER SHARE-BASED COMPENSATION

As of July 1, 2011, we had two shareholder-approved employee stock incentive plans (“SIPs”) under which options or other share-based compensation was outstanding, and we had the following types of share-based awards outstanding under our SIPs: stock options, performance share awards, performance share unit awards, restricted stock awards and restricted stock unit awards. We believe that such awards more closely align the interests of employees with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our SIPs).

Summary of Share-Based Compensation Expense

The following table summarizes the amounts and classification of share-based compensation expense:

	2011	2010	2009
	(In millions)

Total expense	$46.1	$35.3	$39.3

Included in:
Cost of product sales and services	$4.2	$3.9	$3.5
Engineering, selling and administrative expenses	41.9	31.4	35.8

Income from continuing operations	46.1	35.3	39.3
Tax effect on share-based compensation expense	(15.4)	(11.7)	(14.0)

Total share-based compensation expense after-tax	$30.7	$23.6	$25.3

Compensation cost related to share-based compensation arrangements that was capitalized as part of inventory or fixed assets in fiscal 2011, 2010 and 2009 was not material.

Shares of common stock remaining available for future issuance under our SIPs totaled 15,978,745 as of July 1, 2011. In fiscal 2011, we issued an aggregate of 984,187 shares of common stock under the terms of our SIPs, which is net of shares withheld for tax purposes.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model which uses assumptions noted in the following table. Expected volatility is based on implied volatility from traded options on our common stock and the historical volatility of our stock price over the expected term of the options. The expected term of the options is based on historical observations of our common stock over the past ten years, considering average years to exercise for all options exercised, average years to cancellation for all options cancelled and average years remaining for outstanding options, which is calculated based on the weighted-average vesting period plus the weighted-average of the difference between the vesting period and average years to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exercise and cancellation. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of the significant assumptions used in calculating the fair value of stock option grants under our SIPs is as follows:

	2011	2010	2009

Expected dividends	2.0%	2.1%	1.4%
Expected volatility	35.6%	38.2%	33.4%
Risk-free interest rates	1.5%	2.4%	2.6%
Expected term (years)	4.94	4.71	4.45

A summary of stock option activity under our SIPs as of July 1, 2011 and changes during fiscal 2011 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price	Contractual	Aggregate
	Shares	Per Share	Term	Intrinsic Value
			(In years)	(In millions)

Stock options outstanding at July 2, 2010	7,027,509	$37.55
Stock options forfeited or expired	(417,268)	$41.14
Stock options granted	1,423,400	$43.32
Stock options exercised	(809,552)	$26.76

Stock options outstanding at July 1, 2011	7,224,089	$39.69	5.08	$55.59

Stock options exercisable at July 1, 2011	4,406,774	$39.26	3.06	$39.84

The weighted-average grant-date fair value was $11.75 per share, $10.38 per share and $11.38 per share for options granted during fiscal 2011, 2010 and 2009, respectively. The total intrinsic value of options exercised during fiscal 2011, 2010 and 2009 was $16.7 million, $16.4 million and $4.0 million, respectively, at the time of exercise.

A summary of the status of our nonvested stock options at July 1, 2011 and changes during fiscal 2011 is as follows:

		Weighted-
		Average
		Grant-Date
		Fair Value
	Shares	Per Share

Nonvested stock options at July 2, 2010	2,839,757	$11.76
Stock options granted	1,423,400	$11.75
Stock options vested	(1,445,842)	$12.33

Nonvested stock options at July 1, 2011	2,817,315	$11.46

As of July 1, 2011, there was $32.3 million of total unrecognized compensation cost related to nonvested stock options granted under our SIPs. This cost is expected to be recognized over a weighted-average period of 1.58 years. The total fair value of stock options that vested during fiscal 2011, 2010 and 2009 was approximately $17.8 million, $16.8 million and $12.3 million, respectively.

Restricted Stock Awards

The following information relates to awards of restricted stock and restricted stock units that have been granted to employees under our SIPs. The restricted stock and restricted stock units are not transferable until vested and the restrictions lapse upon the achievement of continued employment over a specified time period.

The fair value of each restricted stock grant is based on the closing price of our common stock on the date of grant and is amortized to compensation expense over the vesting period. At July 1, 2011, there were 712,447 shares of restricted stock outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of each restricted stock unit, which can be distributed in cash or shares, is equal to the most probable estimate of intrinsic value at the time of distribution and is amortized to compensation expense over the vesting period. At July 1, 2011, we had 101,400 restricted stock units outstanding, all of which were payable in shares.

A summary of the status of our restricted stock and restricted stock units at July 1, 2011 and changes during fiscal 2011 is as follows:

		Weighted-
		Average
		Grant
		Price
	Shares	Per Share

Restricted stock and restricted stock units outstanding at July 2, 2010	590,248	$42.61
Restricted stock and restricted stock units granted	470,550	$44.73
Restricted stock and restricted stock units vested	(129,476)	$51.46
Restricted stock and restricted stock units forfeited	(117,475)	$43.97

Restricted stock and restricted stock units outstanding at July 1, 2011	813,847	$42.23

As of July 1, 2011, there was $19.1 million of total unrecognized compensation cost related to restricted stock and restricted stock unit awards under our SIPs. This cost is expected to be recognized over a weighted-average period of 1.64 years. The weighted-average grant date price per share of restricted stock and per unit of restricted stock units granted during fiscal 2011, 2010 and 2009 was $44.73, $36.45 and $50.57, respectively. The total fair value of restricted stock and restricted stock units that vested during fiscal 2011, 2010 and 2009 was approximately $6.7 million, $8.3 million and $5.1 million, respectively.

Performance Share Awards

The following information relates to awards of performance shares and performance share units that have been granted to employees under our SIPs. Generally, performance share and performance share unit awards are subject to performance criteria such as meeting predetermined operating income and return on invested capital targets (and total shareholder returns, for such awards granted beginning fiscal 2011) for a three-year performance period. These awards also generally vest at the expiration of the same three-year period. The final determination of the number of shares to be issued in respect of an award is determined by our Board of Directors or a committee of our Board of Directors.

The fair value of each performance share is based on the closing price of our common stock on the date of grant and is amortized to compensation expense over the vesting period, if achievement of the performance measures is considered probable. At July 1, 2011, there were 847,627 performance shares outstanding.

The fair value of each performance share unit, which can be distributed in cash or shares, is equal to the most probable estimate of intrinsic value at the time of distribution and is amortized to compensation expense over the vesting period, if achievement of the performance measures is considered probable. At July 1, 2011, there were 50,670 performance share units outstanding, all of which were payable in shares.

A summary of the status of our performance shares and performance share units at July 1, 2011 and changes during fiscal 2011 is as follows:

		Weighted-
		Average
		Grant
		Price
	Shares	Per Share

Performance shares and performance share units outstanding at July 2, 2010	979,954	$44.49
Performance shares and performance share units granted	210,348	$44.12
Performance shares and performance share units vested	(237,701)	$58.74
Performance shares and performance share units forfeited	(54,304)	$40.21

Performance shares and performance share units outstanding at July 1, 2011	898,297	$40.90

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of July 1, 2011, there was $11.9 million of total unrecognized compensation cost related to performance share and performance share unit awards under our SIPs. This cost is expected to be recognized over a weighted-average period of 1.04 years. The weighted-average grant date price per share of performance shares and per unit of performance share units granted during fiscal 2011, 2010 and 2009 was $44.12, $36.43 and $48.82, respectively. The total fair value of performance shares and performance share units that vested during fiscal 2011, 2010 and 2009 was approximately $14.0 million, $13.0 million and $10.7 million, respectively.

NOTE 15:	INCOME FROM CONTINUING OPERATIONS PER SHARE

The computations of income from continuing operations per share are as follows (in this Note 15, “income from continuing operations” refers to income from continuing operations attributable to Harris Corporation common shareholders):

	2011	2010	2009
	(In millions, except per share amounts)

Income from continuing operations	$588.0	$561.6	$312.4
Adjustments for participating securities outstanding	(7.2)	(5.9)	(2.1)

Income from continuing operations used in basic and diluted common share calculations (A)	$580.8	$555.7	$310.3

Basic weighted average common shares outstanding (B)	125.3	129.0	132.3
Impact of dilutive stock options	1.0	1.0	0.7

Diluted weighted average common shares outstanding (C)	126.3	130.0	133.0

Income from continuing operations per basic common share (A)/(B)	$4.63	$4.31	$2.35
Income from continuing operations per diluted common share (A)/(C)	$4.60	$4.28	$2.33

Potential dilutive common shares primarily consist of employee stock options. Employee stock options to purchase approximately 3,274,962, 3,300,641 and 3,270,318 shares of our common stock were outstanding at the end of fiscal 2011, 2010 and 2009, respectively, but were not included as dilutive stock options in the computations of income from continuing operations per diluted common share because the effect would have been antidilutive as the options’ exercise prices exceeded the average market price of our common stock.

NOTE 16:	RESEARCH AND DEVELOPMENT

Company-sponsored research and product development costs are expensed as incurred. These costs were $335.6 million, $325.8 million and $243.5 million in fiscal 2011, 2010 and 2009, respectively, and are included in the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income. Customer-sponsored research and development costs are incurred pursuant to contractual arrangements and are accounted for principally by the cost-to-cost percentage-of-completion method. Customer-sponsored research and development costs incurred under U.S. Government-sponsored contracts require us to provide a product or service meeting certain defined performance or other specifications (such as designs). Customer-sponsored research and development was $647.3 million, $720.9 million and $759.2 million in fiscal 2011, 2010 and 2009, respectively. Customer-sponsored research and development is included in our revenue and cost of product sales and services.

NOTE 17:	INTEREST EXPENSE

Total interest expense was $90.4 million, $72.1 million and $52.8 million in fiscal 2011, 2010 and 2009, respectively. Interest paid was $90.1 million, $69.8 million and $49.0 million in fiscal 2011, 2010 and 2009, respectively.

NOTE 18:	LEASE COMMITMENTS

Total rental expense amounted to $52.7 million, $46.3 million and $31.5 million in fiscal 2011, 2010 and 2009, respectively. Future minimum rental commitments under leases with an initial lease term in excess of one year, primarily for land and buildings, amounted to approximately $223.2 million at July 1, 2011. These commitments for the five years following fiscal 2011 and, in total, thereafter are: fiscal 2012 — $51.0 million; fiscal 2013 — $39.1 million; fiscal 2014 — $32.2 million; fiscal 2015 — $25.1 million; fiscal 2016 — $18.2 million; and $57.6 million thereafter. These commitments do not contain any material rent escalations, rent holidays, contingent

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions. We do not consider any of these individual leases material to our operations. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the current lease term, or estimated life, if shorter.

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

At July 1, 2011, we had open foreign currency forward contracts with a notional amount of $83.9 million, of which $30.2 million were classified as fair value hedges and $53.7 million were classified as cash flow hedges. This compares with open foreign currency forward contracts with a notional amount of $46.5 million at July 2, 2010, of which $30.3 million were classified as fair value hedges and $16.2 million were classified as cash flow hedges. At July 1, 2011, contract expiration dates ranged from less than 1 month to 33 months with a weighted average contract life of 9 months.

Balance Sheet Hedges
To manage the exposure in our balance sheet to risks from changes in foreign currency exchange rates, we implement fair value hedges. More specifically, we use foreign currency forward contracts and options to hedge certain balance sheet items, including foreign currency denominated accounts receivable and inventory. Changes in the value of the derivatives and the related hedged items are reflected in earnings, in the “Cost of product sales” line item in our Consolidated Statement of Income. As of July 1, 2011, we had outstanding foreign currency forward contracts denominated in the Euro, British Pound, Canadian Dollar and Australian Dollar to hedge certain balance sheet items. The net gains or losses on foreign currency forward contracts designated as fair value hedges were not material in fiscal 2011, 2010 or 2009. In addition, no amounts were recognized in earnings in fiscal 2011, 2010 and 2009 related to hedged firm commitments that no longer qualify as fair value hedges.

Cash Flow Hedges
To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments from suppliers, future committed sales to customers and intercompany transactions. These derivatives are primarily being used to hedge currency exposures from cash flows anticipated in our RF Communications segment related to programs in the United Kingdom and Canada. We also have hedged U.S. dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of July 1, 2011, we had outstanding foreign currency forward contracts denominated in the British Pound and Canadian Dollar to hedge certain forecasted transactions.

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

The amount of gains or losses from cash flow hedges recognized in earnings or recorded in other comprehensive income, including gains or losses related to hedge ineffectiveness, was not material in fiscal 2011, 2010 or 2009. We do not expect the amount of gains or losses recognized in the “Accumulated other comprehensive income (loss)” line item in our Consolidated Balance Sheet as of July 1, 2011 that will be reclassified to earnings from other comprehensive income within the next 12 months to be material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

See Note 24: Fair Value Measurements in these Notes for the amount of the assets and liabilities related to these foreign currency forward contracts in our Consolidated Balance Sheet as of July 1, 2011, and see our Consolidated Statement of Comprehensive Income and Equity for additional information on changes in accumulated other comprehensive income (loss) for the three fiscal years ended July 1, 2011.

NOTE 20:	NON-OPERATING LOSS

The components of non-operating loss were as follows:

	2011	2010	2009
	(In millions)

Impairment of securities available-for-sale	$—	$—	$(7.6)
Impairment of investments	(0.7)	(0.3)	—
Net royalty income (expense)	(2.0)	(1.6)	3.4
Other	0.8	—	1.1

	$(1.9)	$(1.9)	$(3.1)

NOTE 21:	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) were as follows:

	2011	2010
	(In millions)

Foreign currency translation	$50.8	$14.3
Net unrealized gain on securities available-for-sale, net of income taxes	1.1	0.6
Net unrealized gain (loss) on hedging derivatives, net of income taxes	(0.1)	0.5
Unamortized loss on treasury lock, net of income taxes	(3.5)	(4.1)
Unrecognized pension obligations, net of income taxes	(29.6)	(31.7)

	$18.7	$(20.4)

NOTE 22:	IMPAIRMENT OF GOODWILL AND OTHER LONG-LIVED ASSETS

Based on our policy as described at Note 1: Significant Accounting Policies in these Notes, we test our goodwill and other indefinite-lived intangible assets for impairment annually, as well as when events or circumstances indicate there may be an impairment. In the fourth quarter of fiscal 2009, we performed our annual review for impairment of our reporting units’ goodwill and other indefinite-lived intangible assets. To test for potential impairment, we determined the fair value of our reporting units based on projected discounted cash flows and market-based multiples applied to sales and earnings. Because of the global recession and postponement of capital projects which significantly weakened demand, and the general decline of peer company valuations impacting our valuation, it appeared that goodwill in our Broadcast and New Media Solutions reporting unit (formerly a separate reportable segment and which, effective for the third quarter of fiscal 2011, is reported under our Integrated Network Solutions segment) was impaired. This was based on the results of step one testing that indicated the adjusted net book value of this reporting unit exceeded its fair value. We then allocated this fair value to Broadcast and New Media Solutions’ underlying assets and liabilities to determine the implied fair value of goodwill.

In conjunction with the above-described impairment review, we conducted a review for impairment of Broadcast and New Media Solutions’ other long-lived assets, including amortizable intangible assets and capitalized software, as any impairment of these assets must be considered prior to the conclusion of the impairment review. The fair value of Broadcast and New Media Solutions’ other long-lived assets was determined based on projected discounted cash flows based on future sales and operating costs, except for product trade names, for which we projected discounted cash flows based on the relief-from-royalty method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of these impairment reviews, we determined that the goodwill, amortizable intangible assets and capitalized software for Broadcast and New Media Solutions were impaired. Accordingly, during the fourth quarter of fiscal 2009, our Broadcast and New Media Solutions reporting unit recorded a $255.5 million impairment charge, consisting of charges of $160.9 million, $70.2 million and $24.4 million for impairment of goodwill, amortizable intangible assets and capitalized software, respectively.

NOTE 23:	INCOME TAXES

The provisions for income taxes are summarized as follows:

	2011	2010	2009
	(In millions)

Current:
United States	$229.1	$270.5	$227.3
International	4.9	1.0	1.7
State and local	30.0	17.4	20.1

	264.0	288.9	249.1

Deferred:
United States	31.2	(11.5)	(58.3)
International	(0.1)	(2.4)	(4.0)
State and local	(1.5)	3.7	(13.9)

	29.6	(10.2)	(76.2)

	$293.6	$278.7	$172.9

The components of deferred income tax assets (liabilities) were as follows:

	2011		2010
	Current	Non-Current	Current	Non-Current
	(In millions)

Inventory valuations	$30.1	$—	$23.8	$—
Accruals	142.1	66.0	126.7	68.4
Depreciation	—	(50.6)	—	(28.4)
Domestic tax loss and credit carryforwards	—	38.3	—	27.2
International tax loss and credit carryforwards	—	39.6	—	41.4
International research and development expense deferrals	—	39.8	—	41.5
Acquired intangibles	—	(95.8)	—	(28.8)
Share-based compensation	—	40.0	—	32.5
Unfunded pension liability	—	15.7	—	16.2
Unrecognized tax benefits	—	9.0	—	6.9
All other — net	1.7	(10.5)	(2.3)	8.2

	173.9	91.5	148.2	185.1
Valuation allowance	(2.9)	(85.8)	(2.9)	(77.4)

	$171.0	$5.7	$145.3	$107.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the United States statutory income tax rate to our effective income tax rate follows:

	2011	2010	2009

U.S. statutory income tax rate	35.0%	35.0%	35.0%
State taxes	1.6	1.1	0.3
International income	0.4	0.2	0.3
Settlement of tax audits	—	—	(1.3)
Research and development tax credit	(1.2)	(0.7)	(2.0)
U.S. production activity benefit	(2.6)	(1.6)	(2.4)
Impairment of goodwill and other long-lived assets	—	—	6.6
Other items	0.1	(0.8)	(0.9)

Effective income tax rate	33.3%	33.2%	35.6%

United States income taxes have not been provided on $341.4 million of undistributed earnings of international subsidiaries because of our intention to reinvest those earnings indefinitely. Determination of unrecognized deferred U.S. tax liability for the undistributed earnings of international subsidiaries is not practicable. Tax loss and credit carryforwards as of July 1, 2011 have expiration dates ranging between one year and no expiration in certain instances. The amount of Federal, international, and state and local tax loss carryforwards as of July 1, 2011 were $57.8 million, $80.0 million and $10.7 million, respectively. Income (loss) from continuing operations before income taxes of international subsidiaries was $8.9 million, $(4.9) million and $(59.3) million in fiscal 2011, 2010 and 2009, respectively. Income taxes paid were $322.4 million, $280.5 million and $308.4 million in fiscal 2011, 2010 and 2009, respectively. The valuation allowance increased $8.4 million from $80.3 million at the end of fiscal 2010 to $88.7 million at the end of fiscal 2011. The valuation allowance has been established for financial reporting purposes to offset certain domestic and foreign deferred tax assets due to uncertainty regarding our ability to realize them in the future.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2011	2010	2009
	(In millions)

Balance at beginning of the fiscal year	$33.2	$23.1	$42.9
Additions based on tax positions taken during the current fiscal year	3.2	6.1	2.3
Additions based on tax positions taken during prior fiscal years	18.4	7.6	0.4
Decreases based on tax positions taken during prior fiscal years	(3.1)	(0.2)	(19.3)
Decreases from settlements	(1.7)	—	(3.0)
Decreases from lapse of statutes of limitations	(1.6)	(3.4)	(0.2)

Balance at end of the fiscal year	$48.4	$33.2	$23.1

As of July 1, 2011, we had $48.4 million of unrecognized tax benefits, of which $35.4 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized.

We recognize accrued interest and penalties related to unrecognized tax benefits as part of our income tax expense. We had accrued $3.5 million for the potential payment of interest and penalties as of July 2, 2010 (and this amount was not included in the $33.2 million of unrecognized tax benefits balance at July 2, 2010 shown above) and $2.4 million of this total could favorably impact future tax rates. We had accrued $7.0 million for the potential payment of interest and penalties as of July 1, 2011 (and this amount was not included in the $48.4 million of unrecognized tax benefits balance at July 1, 2011 shown above) and $5.3 million of this total could favorably impact future tax rates.

We file numerous separate and consolidated income tax returns reporting our financial results and, where appropriate, those of our subsidiaries and affiliates, in the U.S. Federal jurisdiction, and various state, local and foreign jurisdictions. Pursuant to the Compliance Assurance Process, the Internal Revenue Service (“IRS”) is examining fiscal 2010, fiscal 2011 and fiscal 2012. We are currently under examination by the Canadian Revenue Agency for fiscal years 2005 through 2010, and we are appealing portions of a Canadian assessment relating to fiscal years 2000 through 2004. We are currently under examination by various state and international tax authorities for fiscal years ranging from 1997 through 2010. It is reasonably possible that there could be a significant decrease

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

or increase to our unrecognized tax benefit balance during the course of the next twelve months as these examinations continue, other tax examinations commence or various statutes of limitations expire. An estimate of the range of possible changes cannot be made because of the significant number of jurisdictions in which we do business and the number of open tax periods.

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

The following table represents the fair value hierarchy of our assets and liabilities measured at fair value on a recurring basis (at least annually) as of July 1, 2011:

	Level 1	Level 2	Level 3	Total
	(In millions)

Assets
Marketable equity securities (1)	$5.4	$—	$—	$5.4
Deferred compensation plan investments: (2)
Money market fund	27.9	—	—	27.9
Stock fund	40.7	—	—	40.7
Equity security	17.0	—	—	17.0
Foreign currency forward contracts (3)	—	0.7	—	0.7
Liabilities
Deferred compensation plans (4)	85.8	—	—	85.8
Foreign currency forward contracts (5)	—	0.9	—	0.9

(1)	Represents investments classified as securities available-for-sale, which we include in the “Other current assets” line item in our Consolidated Balance Sheet.

(2)	Represents investments held in a Rabbi Trust associated with our non-qualified deferred compensation plans, which we include in the “Other current assets” and “Other non-current assets” line items in our Consolidated Balance Sheet.

(3)	Includes derivatives designated as hedging instruments, which we include in the “Other current assets” line item in our Consolidated Balance Sheet. The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities.

(4)	Primarily represents obligations to pay benefits under certain non-qualified deferred compensation plans, which we include in the “Compensation and benefits” and “Other long-term liabilities” line items in our Consolidated Balance Sheet. Under these plans, participants designate investment options (including money market, stock and fixed-income funds), which serve as the basis for measurement of the notional value of their accounts.

(5)	Includes derivatives designated as hedging instruments, which we include in the “Other accrued items” line item in our Consolidated Balance Sheet. The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities.

Assets and liabilities that were measured at fair value on a nonrecurring basis were not material during fiscal 2011, 2010 or 2009, with the exception of impairments to goodwill and other long-lived assets as noted in Note 22: Impairment of Goodwill and Other Long-Lived Assets in these Notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table represents the carrying amounts and estimated fair values of our significant financial instruments that are not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	July 1, 2011		July 2, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(In millions)

Financial Liabilities
Long-term debt (including current portion) (1)	$1,892.1	$2,068.4	$1,177.3	$1,301.8

(1)	The estimated fair value was measured using a market approach based on quoted market prices for our debt traded in the secondary market.

NOTE 25:	BUSINESS SEGMENTS

We structure our operations primarily around the products and services we sell and the markets we serve, and we report the financial results of our operations in the following three reportable operating or business segments — RF Communications, Integrated Network Solutions and Government Communications Systems. Our RF Communications segment is a global supplier of secure tactical radio communications and embedded high-grade encryption solutions for military, government and commercial organizations and also of secure communications systems and equipment for public safety, utility and transportation markets. Our Integrated Network Solutions segment provides mission-critical end-to-end information technology (“IT”) services; managed satellite and terrestrial communications solutions; standards-based healthcare interoperability and image management solutions; cyber integrated and cloud application hosting solutions; and digital media management solutions to support government, energy, healthcare, enterprise and broadcast customers. Our Government Communications Systems segment conducts advanced research and produces, integrates and supports highly reliable, net-centric communications and information technology that solve the mission-critical challenges of our civilian, defense and intelligence government customers, primarily the U.S. Government. Each business segment is comprised of multiple program areas and product and service lines that aggregate into such business segment.

As discussed further in the “Business Considerations — General” discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report, our reportable operating segment structure reflects that, effective for the third quarter of fiscal 2011, as a result of a realignment of our operations and as previously reported, we formed our Integrated Network Solutions as a new business segment. The new segment realigns IT Services, Managed Satellite and Terrestrial Communications Solutions, Healthcare Solutions and Cyber Integrated Solutions (all of which were formerly under our Government Communications Systems segment) with Broadcast and New Media Solutions (formerly a separate reportable segment called Broadcast Communications). Our Government Communications Systems segment now is comprised of Civil Programs, Defense Programs and National Intelligence Programs. Our RF Communications segment did not change and continues to be comprised of U.S. Department of Defense and International Tactical Communications and Public Safety and Professional Communications. The historical results, discussion and presentation of our business segments as set forth in this Report have been adjusted to reflect the impact of these changes to our reportable operating segment structure for all periods presented in this Report.

In the fourth quarter of fiscal 2009, in connection with the May 27, 2009 Spin-off in the form of a taxable pro rata dividend to our shareholders of all the shares of HSTX common stock owned by us, we eliminated our former HSTX business segment, which is reported as discontinued operations in this Report. Until the Spin-off, HSTX (formerly our Microwave Communications segment), a provider of wireless network solutions, was our majority-owned subsidiary, and HSTX’s results of operations and financial position were consolidated into our financial statements. Subsequent to the Spin-off, we no longer own an equity interest in HSTX and, therefore, HSTX no longer constitutes part of our business operations. Our historical financial results have been restated to account for HSTX as discontinued operations for all periods presented in this Report. See Note 3: Discontinued Operations in these Notes for additional information regarding discontinued operations.

The accounting policies of our business segments are the same as those described in Note 1: Significant Accounting Policies in these Notes. We evaluate each segment’s performance based on its “operating income (loss),” which we define as profit or loss from operations before income taxes excluding interest income and expense, royalties and related intellectual property expenses, equity income and gains or losses from securities and other investments. Intersegment sales among our segments are transferred at cost to the buying segment and the sourcing segment recognizes a normal profit that is eliminated. The “Corporate eliminations” line item in the tables below

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

represents the elimination of intersegment sales and their related profits. The “Unallocated corporate expense” line item in the tables below represents the portion of corporate expenses not allocated to the business segments.

Our products and systems are produced principally in the United States with international revenue derived primarily from exports. No revenue earned from any individual foreign country exceeded 4 percent of our total revenue during fiscal 2011, 2010 or 2009.

Sales made to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales through the U.S. Government, whether directly or through prime contractors, by all segments as a percentage of total revenue were 71.6 percent, 74.8 percent and 74.0 percent in fiscal 2011, 2010 and 2009, respectively. Revenue from services in fiscal 2011 was approximately 6.1 percent, 64.8 percent and 20.3 percent of total revenue in our RF Communications, Integrated Network Solutions and Government Communications Systems segments, respectively.

Selected information by business segment and geographical area is summarized below:

	2011	2010	2009
	(In millions)

Total Assets
RF Communications	$1,493.5	$1,468.5	$1,473.0
Integrated Network Solutions	3,002.7	1,672.9	1,541.3
Government Communications Systems	976.9	919.8	922.5
Corporate	699.7	682.4	528.3

	$6,172.8	$4,743.6	$4,465.1

Capital Expenditures
RF Communications	$77.7	$52.4	$30.1
Integrated Network Solutions	162.8	77.9	12.5
Government Communications Systems	45.6	45.9	39.0
Corporate	25.2	13.7	10.1
Discontinued operations	—	—	17.2

	$311.3	$189.9	$108.9

Depreciation and Amortization
RF Communications	$66.1	$68.5	$38.5
Integrated Network Solutions	90.7	45.2	54.2
Government Communications Systems	43.6	43.7	41.8
Corporate	11.6	8.3	16.3
Discontinued operations	—	—	33.9

	$212.0	$165.7	$184.7

Geographical Information for Continuing Operations
U.S. operations:
Revenue	$5,487.0	$4,906.1	$4,754.4
Long-lived assets	$770.1	$575.2	$513.2
International operations:
Revenue	$437.6	$300.0	$250.6
Long-lived assets	$102.7	$34.5	$30.0

Corporate assets consisted primarily of cash, marketable equity securities, buildings and equipment. Depreciation and amortization included intangible assets, capitalized software and debt issuance costs amortization of $76.6 million, $55.7 million and $57.3 million in fiscal 2011, 2010 and 2009, respectively.

Export revenue was $869.5 million, $424.6 million and $766.0 million in fiscal 2011, 2010 and 2009, respectively. Fiscal 2011 export revenue and revenue from international operations was principally from Europe, Asia, the Middle East, Canada and Australia. Fiscal 2011 long-lived assets from international operations were

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

principally in the United Kingdom and Canada, which had $41.9 million and $21.7 million, respectively, of long-lived assets as of July 1, 2011.

Revenue and income from continuing operations before income taxes by segment follows:

Revenue

	2011	2010	2009
	(In millions)

RF Communications	$2,289.2	$2,067.2	$1,760.6
Integrated Network Solutions	1,985.8	1,485.1	1,476.1
Government Communications Systems	1,776.5	1,747.3	1,864.2
Corporate eliminations	(126.9)	(93.5)	(95.9)

	$5,924.6	$5,206.1	$5,005.0

Income From Continuing Operations Before Income Taxes

	2011(2)	2010(3)	2009(4)
	(In millions)

Segment Operating Income (Loss):
RF Communications	$787.0	$707.4	$571.5
Integrated Network Solutions	70.2	85.3	(133.6)
Government Communications Systems	227.0	227.4	199.2
Unallocated corporate expense	(87.8)	(90.4)	(81.4)
Corporate eliminations	(26.2)	(16.9)	(17.7)
Non-operating loss (1)	(1.9)	(1.9)	(3.1)
Net interest expense	(87.6)	(70.6)	(49.6)

	$880.7	$840.3	$485.3

(1)	“Non-operating loss” includes equity investment income (loss), royalties and related intellectual property expenses, gains and losses on sales of investments and securities available-for-sale, and impairments of investments and securities available-for-sale. Additional information regarding non-operating loss is set forth in Note 20: Non-Operating Loss.

(2)	The operating income in our Integrated Network Solutions segment included a $46.6 million charge for integration and other costs associated with our acquisitions of CapRock, Schlumberger GCS, the Core180 Infrastructure and Carefx.

(3)	The operating income in our RF Communications segment included a $19.3 million charge for integration and other costs associated with our acquisition of Wireless Systems. The operating income in our Integrated Network Solutions segment included a $4.4 million charge for integration and other costs associated with our acquisitions of Patriot Technologies, LLC, SignaCert, Inc. and CapRock, and a $9.5 million charge for cost-reduction actions. The operating income in our Government Communications Systems segment included a $2.4 million charge for integration and other costs associated with our acquisitions of Crucial Security, Inc. and the Air Traffic Control business unit of SolaCom Technologies, Inc.

(4)	The operating income in our RF Communications segment included a $9.5 million charge for integration and other costs associated with our acquisition of Wireless Systems. The operating income in our Integrated Network Solutions segment included a $255.5 million charge for impairment of goodwill and other long-lived assets related to Broadcast and New Media Solutions. The operating income in our Government Communications Systems segment included an $18.0 million ($11.3 million after-tax, or $.09 per diluted share) charge for schedule and cost overruns on commercial satellite reflector programs. Additionally, we initiated a number of cost-reduction actions during fiscal 2009, resulting in charges of $8.1 million, $5.0 million, $13.1 million and $2.4 million in our RF Communications, Integrated Network Solutions and Government Communications Systems segments and at our corporate headquarters, respectively, for severance and other employee-related exit costs and for consolidation of facilities.

NOTE 26:	LEGAL PROCEEDINGS AND CONTINGENCIES

From time to time, as a normal incident of the nature and kind of businesses in which we are, or were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; the sale or use of former products containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs are expensed when incurred. While it is not feasible to predict

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the outcome of these matters with certainty, and some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us, based upon available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at July 1, 2011 are reserved for, covered by insurance or would not have a material adverse effect on our financial position, results of operations or cash flows.

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

On July 30, 2011, our Board of Directors approved the $1 billion New Repurchase Program that replaced the 2009 Repurchase Program, which had a remaining, unused authorization of approximately $200 million. The New Repurchase Program does not have a stated expiration date. Repurchases under the New Repurchase Program may be made through open market purchases, private transactions, transactions structured through investment banking institutions, or any combination thereof. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. We began repurchasing shares under the New Repurchase Program in August 2011.

SUPPLEMENTARY FINANCIAL INFORMATION

QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data is summarized below.

	Quarter Ended				Total
	10-1-10(2)	12-31-10(3)	4-1-11(4)	7-1-11(5)	Year
	(In millions, except per share amounts)

Fiscal 2011
Revenue	$1,405.4	$1,438.5	$1,413.3	$1,667.4	$5,924.6
Gross profit	524.3	498.0	517.0	574.8	2,114.1
Income from continuing operations before income taxes	251.5	221.9	206.4	200.9	880.7
Income from continuing operations (1)	163.9	151.1	139.5	133.5	588.0
Per share data:
Basic — income from continuing operations (1)	1.28	1.19	1.10	1.07	4.63
Diluted — income from continuing operations (1)	1.27	1.18	1.09	1.06	4.60
Cash dividends	0.25	0.25	0.25	0.25	1.00
Stock prices — High	48.95	47.42	51.27	53.39
Low	41.13	43.02	43.14	43.75

	Quarter Ended				Total
	10-2-09(6)	1-1-10(7)	4-2-10(8)	7-2-10(9)	Year
	(In millions, except per share amounts)

Fiscal 2010
Revenue	$1,203.0	$1,217.7	$1,329.5	$1,455.9	$5,206.1
Gross profit	390.9	439.1	509.5	532.2	1,871.7
Income from continuing operations before income taxes	160.8	205.2	246.3	228.0	840.3
Income from continuing operations (1)	104.5	139.5	166.2	151.4	561.6
Per share data:
Basic — income from continuing operations (1)	0.79	1.07	1.27	1.17	4.31
Diluted — income from continuing operations (1)	0.79	1.06	1.26	1.16	4.28
Cash dividends	0.22	0.22	0.22	0.22	0.88
Stock prices — High	39.42	48.25	49.67	54.50
Low	26.11	35.88	42.67	40.24

(1)	For this line item, “income from continuing operations” refers to income from continuing operations attributable to Harris Corporation common shareholders.

(2)	Income from continuing operations before income taxes included a $2.0 million ($1.5 million after-tax) charge for costs associated with acquisitions.

(3)	Income from continuing operations before income taxes included a $4.2 million ($3.5 million after-tax) charge for costs associated with acquisitions.

(4)	Income from continuing operations before income taxes included a $10.8 million ($9.1 million after-tax) charge for costs associated with acquisitions.

(5)	Income from continuing operations before income taxes included a $29.6 million ($22.7 million after-tax) charge for costs associated with acquisitions.

(6)	Income from continuing operations before income taxes included a $7.2 million ($4.5 million after-tax) charge for costs associated with acquisitions.

(7)	Income from continuing operations before income taxes included a $3.5 million ($2.3 million after-tax) charge for costs associated with acquisitions.

(8)	Income from continuing operations before income taxes included a $5.3 million ($3.3 million after-tax) charge for costs associated with acquisitions.

(9)	Income from continuing operations before income taxes included a $10.1 million ($9.8 million after-tax) charge for costs associated with acquisitions.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures:  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of fiscal 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of fiscal 2011 our disclosure controls and procedures were effective.

(b) Changes in internal control:  We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties, and adding additional monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Evaluation of Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of the end of fiscal 2011 and concluded that our internal control over financial reporting was effective as of the end of fiscal 2011. Our management excluded from its assessment of the effectiveness of our internal control over financial reporting the internal controls of CapRock, which we acquired during the first quarter of fiscal 2011; the internal controls with respect to Schlumberger GCS, which we acquired during the fourth quarter of fiscal 2011; and the internal controls of Carefx, which we acquired during the fourth quarter of fiscal 2011. CapRock, Schlumberger GCS and Carefx are included in our fiscal 2011 consolidated financial statements. Our management will include the internal controls of CapRock, the internal controls with respect to Schlumberger GCS and the internal controls of Carefx in its assessment of the effectiveness of our internal control over financial reporting for fiscal 2012. “Management’s Report on Internal Control Over Financial Reporting” is included within “Item 8. Financial Statements and Supplementary Data” of this Report. The effectiveness of our internal control over financial reporting was audited by Ernst & Young LLP, our independent registered public accounting firm. Their unqualified report is included within “Item 8. Financial Statements and Supplementary Data” of this Report.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a) Identification of Directors:  The information required by this Item, with respect to our directors, is incorporated herein by reference to the discussion under the headings Proposal 1: Election of Directors in our Proxy Statement for our 2011 Annual Meeting of Shareholders scheduled to be held on October 28, 2011 (our “2011 Proxy Statement”), which is expected to be filed within 120 days after the end of our 2011 fiscal year.

(b) Identification of Executive Officers:  Certain information regarding our executive officers is included in Part I of this Report under the heading “Executive Officers of the Registrant” in accordance with General Instruction G(3) of Form 10-K.

(c) Audit Committee Information; Financial Expert:  The information required by this Item with respect to the Audit Committee of our Board of Directors and Audit Committee financial experts is incorporated herein by reference to the discussion under the headings Board Committees and Committee Charters, Audit Committee and Committee Membership in our 2011 Proxy Statement, which is expected to be filed within 120 days after the end of our 2011 fiscal year.

(d) Section 16(a) Beneficial Ownership Reporting Compliance:  The information relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the discussion under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our 2011 Proxy Statement, which is expected to be filed within 120 days after the end of our 2011 fiscal year.

(e) Code of Ethics:  All our directors and employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other senior accounting and financial officers, are required to abide by our Standards of Business Conduct. Our Standards of Business Conduct are posted on our website at www.harris.com/business-conduct and are also available free of charge by written request to our Director of Business Conduct, Harris Corporation, 1025 West NASA Boulevard, Melbourne, Florida 32919. We intend to disclose any amendment to, or waiver from, our Standards of Business Conduct granted in favor of any of our directors or officers on the Business Conduct section of our website at www.harris.com/business-conduct within four business days following such amendment or waiver. The information required by this Item with respect to codes of ethics is incorporated herein by reference to the discussion under the heading Standards of Business Conduct in our 2011 Proxy Statement, which is expected to be filed within 120 days after the end of our 2011 fiscal year.

(f) Policy for Nominees:  The information required under Item 407(c)(3) of Regulation S-K is incorporated herein by reference to the discussion concerning procedures by which shareholders may recommend nominees to our Board of Directors contained under the heading Director Nomination Process and Criteria, and Board Diversity in our 2011 Proxy Statement, which is expected to be filed within 120 days after the end of our 2011 fiscal year. No material changes to those procedures have occurred since the disclosure regarding those procedures in our Proxy Statement for our 2010 Annual Meeting of Shareholders. Additional information concerning requirements and procedures for shareholders directly nominating directors is contained under the heading Shareholder Proposals for the 2012 Annual Meeting of Shareholders in our 2011 Proxy Statement, which is expected to be filed within 120 days after the end of our 2011 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item, with respect to compensation of our directors and executive officers, is incorporated herein by reference to the discussion under the headings Director Compensation and Benefits, Executive Compensation and Management Development and Compensation Committee Report in our 2011 Proxy Statement, which is expected to be filed within 120 days after the end of our 2011 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of July 1, 2011 about our common stock that may be issued, whether upon the exercise of options, warrants and rights or otherwise, under our existing equity compensation plans.

Number of securities
remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise	exercise price	equity compensation plans
	of outstanding options,	of outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)(2)	(b)(2)	(c)

Equity compensation plans approved by shareholders (1)	7,376,159	$39.69	15,978,745
Equity compensation plans not approved by shareholders	-0-	N/A	-0-

Total	7,376,159	$39.69	15,978,745

(1)	Consists of the Harris Corporation 2000 Stock Incentive Plan and the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010) (the “2005 Equity Incentive Plan”). No additional awards may be granted under the Harris Corporation 2000 Stock Incentive Plan.

(2)	Under the 2005 Equity Incentive Plan, in addition to options, we have granted share-based compensation awards in the form of performance shares, restricted stock, performance share units, restricted stock units, or other similar types of share awards. As of July 1, 2011, there were 1,712,144 such awards outstanding under that plan. The outstanding awards consisted of (i) 1,560,074 performance share awards and restricted stock awards, for which all 1,560,074 shares were issued and outstanding; and (ii) 152,070 performance share unit awards and restricted stock unit awards, for which all 152,070 were payable in shares but for which no shares were yet issued and outstanding. The 7,376,159 shares to be issued upon exercise of outstanding options, warrants and rights as listed in column (a) consisted of shares to be issued in respect of the exercise of 7,224,089 outstanding options and in respect of the 152,070 performance share unit awards and restricted stock units awards payable in shares. Because there is no exercise price associated with performance share awards or restricted stock awards or with performance share units awards or restricted stock unit awards, all of which are granted to employees at no cost, such awards are not included in the weighted average exercise price calculation in column (b).

See Note 14: Stock Options and Other Share-Based Compensation in the Notes for a general description of our stock and equity incentive plans.

The other information required by this Item, with respect to security ownership of certain of our beneficial owners and management, is incorporated herein by reference to the discussion under the headings Our Largest Shareholders and Shares Held By Our Directors and Executive Officers in our 2011 Proxy Statement, which is expected to be filed within 120 days after the end of our 2011 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference to the discussion under the headings Director Independence and Related Person Transaction Policy in our 2011 Proxy Statement, which is expected to be filed within 120 days after the end of our 2011 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item is incorporated herein by reference to the discussion under the heading Proposal 4: Ratification of the Appointment of Independent Registered Public Accounting Firm in our 2011 Proxy Statement, which is expected to be filed within 120 days after the end of our 2011 fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this Report:

Page

(1) List of Financial Statements Filed as Part of this Report
The following financial statements and reports of Harris Corporation and its consolidated subsidiaries are included in Item 8. of this Report at the page numbers referenced below:
Management’s Report on Internal Control Over Financial Reporting	59
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements	60
Report of Independent Registered Public Accounting Firm on the Effectiveness of Internal Control Over Financial Reporting	61
Consolidated Statement of Income — Fiscal Years ended July 1, 2011; July 2, 2010; and July 3, 2009	62
Consolidated Balance Sheet — July 1, 2011 and July 2, 2010	63
Consolidated Statement of Cash Flows — Fiscal Years ended July 1, 2011; July 2, 2010; and July 3, 2009	64
Consolidated Statement of Comprehensive Income and Equity — Fiscal Years ended July 1, 2011; July 2, 2010; and July 3, 2009	65
Notes to Consolidated Financial Statements	66
(2) Financial Statement Schedules:
Schedule II — Valuation and Qualifying Accounts — Fiscal Years ended July 1, 2011; July 2, 2010; and July 3, 2009	108

All other schedules are omitted because they are not applicable, the amounts are not significant, or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

(3)  Exhibits:

The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:

(1) Underwriting Agreement, dated as of November 30, 2010; among Harris Corporation and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated, on behalf of the several underwriters named therein, incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2010. (Commission File Number 1-3863)

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

(2)(c) Share and Business Sale Agreement, dated as of November 6, 2010, between Schlumberger B.V. and Harris Corporation, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2010. (Commission File Number 1-3863)

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

(4)(d)(i) Indenture, dated as of September 3, 2003, between Harris Corporation and The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit 4(b) to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-108486, filed with the SEC on September 3, 2003.

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

(4)(e)(i) Subordinated Indenture, dated as of September 3, 2003, between Harris Corporation and The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit 4(c) to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-108486, filed with the SEC on September 3, 2003.

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

(4)(f) Form of the Company’s 5% Notes due 2015, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2005. (Commission File Number 1-3863)

(4)(g) Form of Harris Corporation’s 5.95% Notes due 2017, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2007. (Commission File Number 1-3863)

(4)(h) Form of the Company’s 6.375% Notes due 2019, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2009. (Commission File Number 1-3863)

(4)(i) Form of the Company’s 4.40% Notes due 2020, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2010. (Commission File Number 1-3863)

(4)(j) Form of the Company’s 6.15% Notes due 2040, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2010. (Commission File Number 1-3863)

(4)(k) Pursuant to Regulation S-K Item 601(b)(4)(iii), Registrant by this filing agrees, upon request, to furnish to the SEC a copy of other instruments defining the rights of holders of long-term debt of Harris.

(10) Material Contracts:

*(10)(a)(i) Form of Executive Change in Control Severance Agreement, incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009. (Commission File Number 1-3863)

(ii) Form of Executive Change in Control Severance Agreement, effective as of, and for use after, April 22, 2010, incorporated herein by reference to Exhibit (10)(o) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)

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

*(10)(c)(i) Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 4(b) to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-49006, filed with the SEC on October 31, 2000.

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

*(10)(d)(i) Harris Corporation 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2005. (Commission File Number 1-3863)

(ii) Amendment No. 1 to Harris Corporation 2005 Equity Incentive Plan, effective January 1, 2009, incorporated herein by reference to Exhibit (10)(d) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009. (Commission File Number 1-3863)

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

*(10)(e)(i) Harris Corporation Supplemental Executive Retirement Plan (amended and restated effective March 1, 2003), incorporated herein by reference to Exhibit 10(b)(i) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2003. (Commission File Number 1-3863)

(ii) Amendment No. 1 to Harris Corporation Supplemental Executive Retirement Plan, dated April 25, 2003, incorporated herein by reference to Exhibit (10)(b)(ii) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2003. (Commission File Number 1-3863)

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

(v) Amendment No. 4 to Harris Corporation Supplemental Executive Retirement Plan, dated October 27, 2010 and effective as of August 28, 2010, incorporated herein by reference to Exhibit (10)(j) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)

*(10)(f)(i) Harris Corporation 2005 Supplemental Executive Retirement Plan, effective January 1, 2009, incorporated herein by reference to Exhibit (10)(f) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009. (Commission File Number 1-3863)

(ii) Amendment Number One to the Harris Corporation 2005 Supplemental Executive Retirement Plan, dated October 1, 2009 and effective January 1, 2010, incorporated herein by reference to Exhibit (10)(d) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2009. (Commission File Number 1-3863)

(iii) Amendment Number Two to the Harris Corporation 2005 Supplemental Executive Retirement Plan, dated December 8, 2009 and effective November 30, 2009, incorporated herein by reference to Exhibit (10)(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2010. (Commission File Number 1-3863)

(iv) Amendment Number Three to the Harris Corporation 2005 Supplemental Executive Retirement Plan, dated October 27, 2010 and effective as of August 28, 2010, incorporated herein by reference to Exhibit (10)(k) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)

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

(iii) Amendment Number Two to the Harris Corporation 1997 Directors’ Deferred Compensation and Annual Stock Unit Award Plan (Amended and Restated Effective January 1, 2006), dated October 27, 2010 and effective as of August 28, 2010, incorporated herein by reference to Exhibit (10)(l) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)

*(10)(h)(i) Harris Corporation 2005 Directors’ Deferred Compensation Plan (as Amended and Restated Effective January 1, 2009), incorporated herein by reference to Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009. (Commission File Number 1-3863)

(ii) Amendment Number One to the Harris Corporation 2005 Directors’ Deferred Compensation Plan (As Amended and Restated Effective January 1, 2009), dated October 27, 2010 and effective as of August 28, 2010, incorporated herein by reference to Exhibit (10)(m) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)

(10)(i) Revolving Credit Agreement, dated as of September 10, 2008, among the Company and the other parties thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2008. (Commission File Number 1-3863)

10(j) 364-Day Revolving Credit Agreement, dated as of September 29, 2010, by and among the Company and the other parties thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2010. (Commission File Number 1-3863)

*(10)(k) Form of Director and Executive Officer Indemnification Agreement, incorporated herein by reference to Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 1998. (Commission File Number 1-3863)

*10(l) Form of Director and Executive Officer Indemnification Agreement, effective as of, and for use after, August 28, 2010, incorporated herein by reference to Exhibit (10)(p) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)

*(10)(m)(i) Amended and Restated Master Trust Agreement and Declaration of Trust, made as of December 2, 2003, by and between Harris Corporation and The Northern Trust Company, incorporated herein by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2004. (Commission File Number 1-3863)

(ii) Amendment to the Harris Corporation Master Trust, dated May 21, 2009, incorporated herein by reference to Exhibit (10)(m)(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2009. (Commission File Number 1-3863)

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

(v) Fourth Amendment to the Harris Corporation Master Rabbi Trust Agreement, dated October 27, 2010 and effective as of August 28, 2010, incorporated herein by reference to Exhibit (10)(n) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)

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

*(10)(r) Supplemental Pension Plan for Howard L. Lance (Amended and Restated effective January 1, 2009), dated as of December 19, 2008, by and between Harris Corporation and Howard L. Lance, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 24, 2008. (Commission File Number 1-3863)

(10)(s) Non-Competition Agreement, dated as of January 26, 2007, among Harris Corporation, Stratex Networks, Inc. and Harris Stratex Networks, Inc., incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2007. (Commission File Number 1-3863)

(10)(t) Commercial Paper Dealer Agreement, dated as of June 12, 2007, between Citigroup Global Markets Inc. and Harris Corporation, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2007. (Commission File Number 1-3863)

(10)(u) Commercial Paper Dealer Agreement, dated June 13, 2007, between Banc of America Securities LLC and Harris Corporation, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2007. (Commission File Number 1-3863)

(10)(v) Commercial Paper Dealer Agreement, dated as of June 14, 2007, between SunTrust Capital Markets, Inc. and Harris Corporation, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2007. (Commission File Number 1-3863)

*(10)(w) Summary of Annual Compensation of Outside Directors effective January 1, 2011, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2010. (Commission File Number 1-3863)

*(10)(x)(i) Harris Corporation Retirement Plan (Amended and Restated Effective January 1, 2011), incorporated herein by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010. (Commission File Number 1-3863)

(ii) Amendment Number One to the Harris Corporation Retirement Plan (Amended and Restated Effective January 1, 2011) dated June 28, 2011 and effective as of July 2, 2011.

*(10)(y) Harris Corporation Annual Incentive Plan (Effective as of July 3, 2010), incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2010. (Commission File Number 1-3863)

*(10)(z)(i) Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2010. (Commission File Number 1-3863)

(ii) Form of Stock Option Award Agreement Terms and Conditions (as of July 3, 2010) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit (10)(c) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)

(iii) Form of Performance Share Award Agreement Terms and Conditions (as of July 3, 2010) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit (10)(d) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)

(iv) Form of Performance Share Unit Award Agreement Terms and Conditions (as of July 3, 2010) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit (10)(e) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)

(v) Form of Restricted Stock Award Agreement Terms and Conditions (as of July 3, 2010) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit (10)(f) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)

(vi) Form of Restricted Stock Unit Award Agreement Terms and Conditions (as of July 3, 2010) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit (10)(g) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)

(12) Statement regarding computation of ratio of earnings to fixed charges.

(21) Subsidiaries of the Registrant.

(23) Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

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

HARRIS CORPORATION (Registrant)

Date: August 29, 2011	By:	/s/ Howard L. Lance Howard L. Lance Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Howard L. Lance Howard L. Lance		Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	August 29, 2011

/s/ Gary L. McArthur Gary L. McArthur		Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 29, 2011

/s/ Lewis A. Schwartz Lewis A. Schwartz		Vice President, Principal Accounting Officer (Principal Accounting Officer)	August 29, 2011

/s/ Thomas A. Dattilo* Thomas A. Dattilo		Director	August 29, 2011

/s/ Terry D. Growcock* Terry D. Growcock		Director	August 29, 2011

/s/ Lewis Hay III* Lewis Hay III		Director	August 29, 2011

/s/ Karen Katen* Karen Katen		Director	August 29, 2011

/s/ Stephen P. Kaufman* Stephen P. Kaufman		Director	August 29, 2011

/s/ Leslie F. Kenne* Leslie F. Kenne		Director	August 29, 2011

/s/ David B. Rickard* David B. Rickard		Director	August 29, 2011

/s/ James C. Stoffel* James C. Stoffel		Director	August 29, 2011

/s/ Gregory T. Swienton* Gregory T. Swienton		Director	August 29, 2011

/s/ Hansel E. Tookes II* Hansel E. Tookes II*		Director	August 29, 2011

*By:	/s/ Scott T. Mikuen Scott T. Mikuen Attorney-in-Fact pursuant to a power of attorney

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
HARRIS CORPORATION AND SUBSIDIARIES
(In thousands)

Col. A	Col. B	Col. C			Col. D		Col. E
Additions
	Balance at	Charged to	Charged to
	Beginning	Costs and	Other Accounts		Deductions		Balance at
Description	of Period	Expenses	— Describe		— Describe		End of Period

Year ended July 1, 2011
Amounts Deducted From
Respective Asset Accounts:
					$(277	) (A)
					4,142	(B)

Allowances for collection losses	$10,036	$3,387	$2,370	(C)	$3,865		$11,928

			$386	(C)
			(4,401	) (D)

Allowances for deferred tax assets	$80,321	$12,098	$(4,015)		$(328	) (A)	$88,732

Year ended July 2, 2010
Amounts Deducted From
Respective Asset Accounts:
					$31	(A)
					1,102	(B)

Allowances for collection losses	$13,261	$(2,261)	$169	(C)	$1,133		$10,036

			$2,937	(C)
			(1,116	) (D)

Allowances for deferred tax assets	$72,464	$6,303	$1,821		$267		$80,321

Year ended July 3, 2009
Amounts Deducted From
Respective Asset Accounts:
					$182	(A)
					2,991	(B)

Allowances for collection losses	$5,712	$4,711	$6,011	(C)	$3,173		$13,261

Allowances for deferred tax assets	$84,366	$(12,403)	$736	(D)	$235	(A)	$72,464

Note A — Foreign currency translation gains and losses.

Note B — Uncollectible accounts charged off, less recoveries on accounts previously charged off.

Note C — Acquisitions.

Note D — Uncertain income tax positions.