Form 10-Q
period 2011-09-30
HARRIS CORP /DE/
filed 2011-10-27
CIK 202058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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
and (2) has been subject to such filing requirements for the past 90 days.	Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or
for such shorter period that the registrant was required to submit and post such files).	Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of October 21, 2011 was 115,804,070 shares.

HARRIS CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2011

This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Quarter Ended
	September 30, 2011	October 1, 2010
	(In millions, except per share amounts)
Revenue from product sales and services	$1,460.3	$1,405.4

Cost of product sales and services	(966.7)	(881.1)
Engineering, selling and administrative expenses	(290.9)	(255.2)
Non-operating income (loss)	0.7	(0.4)
Interest income	0.9	0.6
Interest expense	(28.0)	(17.8)

Income before income taxes	176.3	251.5
Income taxes	(55.2)	(87.6)

Net income	121.1	163.9
Noncontrolling interests, net of income taxes	0.5	—

Net income attributable to Harris Corporation	$121.6	$163.9

Net income per common share attributable to Harris Corporation common shareholders
Basic	$1.01	$1.28
Diluted	$1.01	$1.27

Cash dividends paid per common share	$0.28	$0.25

Basic weighted average common shares outstanding	118.8	126.8
Diluted weighted average common shares outstanding	119.4	127.7

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30, 2011	July 1, 2011
	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$305.4	$366.9
Receivables	920.7	836.5
Inventories	690.5	720.8
Income taxes receivable	16.2	57.3
Current deferred income taxes	163.9	171.0
Other current assets	85.5	64.3

Total current assets	2,182.2	2,216.8
Non-current Assets
Property, plant and equipment	906.0	872.8
Goodwill	2,363.3	2,381.4
Intangible assets	477.7	502.4
Non-current deferred income taxes	30.0	5.7
Other non-current assets	171.8	193.7

Total non-current assets	3,948.8	3,956.0

	$6,131.0	$6,172.8

Liabilities and Equity
Current Liabilities
Short-term debt	$561.0	$180.0
Accounts payable	409.1	450.8
Compensation and benefits	179.7	266.2
Other accrued items	322.9	295.8
Advance payments and unearned income	228.9	232.8
Income taxes payable	19.7	—
Current portion of long-term debt	4.4	4.9

Total current liabilities	1,725.7	1,430.5
Non-current Liabilities
Non-current deferred income taxes	23.1	—
Long-term debt	1,886.8	1,887.2
Long-term contract liability	118.9	120.9
Other long-term liabilities	207.5	222.2

Total non-current liabilities	2,236.3	2,230.3
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 112,950,028 shares at September 30, 2011 and 123,118,804 shares at July 1, 2011	113.0	123.1
Other capital	398.7	471.2
Retained earnings	1,666.4	1,889.0
Accumulated other comprehensive income (loss)	(18.6)	18.7

Total shareholders’ equity	2,159.5	2,502.0
Noncontrolling interests	9.5	10.0

Total equity	2,169.0	2,512.0

	$6,131.0	$6,172.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Quarter Ended
	September 30, 2011	October 1, 2010
	(In millions)
Operating Activities
Net income	$121.1	$163.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63.3	46.8
Share-based compensation	9.3	16.0
Non-current deferred income taxes	(0.2)	1.3
(Increase) decrease in:
Accounts and notes receivable	(83.9)	68.2
Inventories	32.2	(20.3)
Increase (decrease) in:
Accounts payable and accrued expenses	(119.4)	(55.9)
Advance payments and unearned income	(3.8)	11.7
Income taxes	61.0	76.7
Other	(0.9)	(13.5)

Net cash provided by operating activities	78.7	294.9

Investing Activities
Net cash paid for acquired businesses	—	(518.0)
Cash paid for cost-method investment	—	(10.0)
Additions of property, plant and equipment	(77.4)	(37.1)
Additions of capitalized software	(4.5)	(4.3)

Net cash used in investing activities	(81.9)	(569.4)

Financing Activities
Proceeds from borrowings	380.5	244.1
Repayments of borrowings	(0.4)	—
Proceeds from exercise of employee stock options	2.9	2.6
Repurchases of common stock	(406.2)	(55.5)
Cash dividends	(32.6)	(32.2)

Net cash provided by (used in) financing activities	(55.8)	159.0

Effect of exchange rate changes on cash and cash equivalents	(2.5)	1.7

Net decrease in cash and cash equivalents	(61.5)	(113.8)

Cash and cash equivalents, beginning of year	366.9	455.2

Cash and cash equivalents, end of quarter	$305.4	$341.4

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2011

Note A — Significant Accounting Policies and Recent Accounting Standards

Basis of Presentation

    The accompanying condensed consolidated financial statements include the accounts of Harris Corporation and its subsidiaries. As used in these Notes to Condensed Consolidated Financial Statements (Unaudited) (these “Notes”), the terms “Harris,” “Company,” “we,” “our,” and “us” refer to Harris Corporation and its consolidated subsidiaries. Intercompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements have been prepared by Harris, without an audit, in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented therein. The results for the quarter ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at July 1, 2011 has been derived from the audited financial statements but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. We provide complete financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 1, 2011 (the “Fiscal 2011 Form 10-K”).

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

    In September 2011, the FASB issued an accounting standards update that simplifies how entities test goodwill for impairment. This update gives entities the option to assess qualitative factors first, to determine whether it is necessary to perform the two-step quantitative goodwill impairment test for their reporting units. Under this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not (a likelihood of more than 50 percent) that its fair value is less than its carrying amount. Additionally, this update includes examples of events and circumstances that an entity should consider in conducting the qualitative assessment. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which for us is our fiscal 2013. Early adoption is permitted. The adoption of this update will not impact our financial position, results of operations or cash flows.

Note B — Stock Options and Other Share-Based Compensation

As of September 30, 2011, we had two shareholder-approved employee stock incentive plans (“SIPs”) under which options or other share-based compensation was outstanding, and we had the following types of share-based awards outstanding under our SIPs: stock options, performance share awards, performance share unit awards, restricted stock awards and restricted stock unit awards. We believe that such awards more closely align the interests of employees with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our SIPs). The compensation cost related to our share-based awards that was charged against income was $9.3 million for the quarter ended September 30, 2011 and $16.0 million for the quarter ended October 1, 2010.

Grants to employees under our SIPs during the quarter ended September 30, 2011 consisted of 1,452,750 stock options, 132,200 performance share unit awards and 308,300 restricted stock unit awards. The fair value of each option award was estimated on the date of grant using the Black-Scholes-Merton option-pricing model which used the following assumptions: expected volatility of 34.63 percent; expected dividend yield of 2.24 percent; and expected life in years of 5.10.

Note C — Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

Comprehensive income for the quarters ended September 30, 2011 and October 1, 2010 was comprised of the following:

	Quarter Ended
	September 30, 2011	October 1, 2010
	(In millions)
Net income	$121.1	$163.9
Other comprehensive income (loss):
Foreign currency translation	(39.4)	10.5
Net unrealized gain (loss) on hedging derivatives, net of income taxes	0.4	(0.4)
Net unrealized gain (loss) on securities available-for-sale, net of income taxes	0.4	(0.9)
Amortization of loss on treasury lock, net of income taxes	0.1	0.2
Recognition of pension actuarial losses in net income, net of income taxes	1.2	0.1

Total comprehensive income	83.8	173.4
Comprehensive loss attributable to noncontrolling interests	0.5	—

Total comprehensive income attributable to Harris Corporation	$84.3	$173.4

The components of accumulated other comprehensive income (loss) at September 30, 2011 and July 1, 2011 were as follows:

	September 30, 2011	July 1, 2011
	(In millions)
Foreign currency translation	$11.4	$50.8
Net unrealized gain (loss) on hedging derivatives, net of income taxes	0.3	(0.1)
Net unrealized gain on securities available-for-sale, net of income taxes	1.5	1.1
Unamortized loss on treasury lock, net of income taxes	(3.4)	(3.5)
Unrecognized pension obligations, net of income taxes	(28.4)	(29.6)

	$(18.6)	$18.7

Note D — Receivables

Receivables are summarized below:

	September 30, 2011	July 1, 2011
	(In millions)
Accounts receivable	$793.2	$703.4
Unbilled costs on cost-plus contracts	132.7	138.5
Notes receivable due within one year, net	4.8	6.5

	930.7	848.4
Less allowances for collection losses	(10.0)	(11.9)

	$920.7	$836.5

Note E — Inventories

Inventories are summarized below:

	September 30, 2011	July 1, 2011
	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$370.9	$381.0
Finished products	119.0	137.2
Work in process	52.9	60.1
Raw materials and supplies	147.7	142.5

	$690.5	$720.8

Unbilled costs and accrued earnings on fixed-price contracts were net of progress payments of $96.1 million at September 30, 2011 and $85.1 million at July 1, 2011.

Note F — Property, Plant and Equipment

Property, plant and equipment are summarized below:

	September 30, 2011	July 1, 2011
	(In millions)
Land	$14.6	$14.6
Software capitalized for internal use	116.1	121.0
Buildings	503.9	493.4
Machinery and equipment	1,148.9	1,087.4

	1,783.5	1,716.4
Less allowances for depreciation and amortization	(877.5)	(843.6)

	$906.0	$872.8

Depreciation and amortization expense related to property, plant and equipment for the quarters ended September 30, 2011 and October 1, 2010 was $39.4 million and $29.9 million, respectively.

Note G — Credit Arrangements

On September 27, 2011, we entered into the First Amendment to 364-Day Revolving Credit Agreement (the “First Amendment”) that renews and amends the senior unsecured credit facility we had with a syndicate of lenders under the 364-Day Revolving Credit Agreement, dated as of September 29, 2010 (the “364-Day Credit Agreement”). Pursuant to the 364-Day Credit Agreement, and immediately prior to the First Amendment, we provided notice to the administrative agent of a permanent reduction of the commitments under the 364-Day Credit Agreement from $300 million to $250 million. As amended by the First Amendment, the 364-Day Credit Agreement (the “Amended 364-Day Credit Agreement”) provides for the extension of credit to us in the form of revolving loans at any time and from time to time during the term of the Amended 364-Day Credit Agreement, in an aggregate principal amount at any time outstanding not to exceed $250 million. Borrowings under the Amended 364-Day Credit Agreement will be denominated in U.S. Dollars. The Amended 364-Day Credit Agreement may be used for working capital and other general corporate purposes (excluding hostile acquisitions) and also may be used to support any commercial paper that we may issue.

At our election, borrowings under the Amended 364-Day Credit Agreement will bear interest either at LIBOR plus an applicable margin or at the base rate plus an applicable margin. The interest rate margin over LIBOR, initially set at 1.25 percent, may increase (to a maximum amount of 1.75 percent) or decrease (to a minimum amount of 0.75 percent) based on changes in the ratings of our senior unsecured long-term debt securities (“Senior Debt Ratings”). The base rate is a fluctuating rate equal to the highest of (i) the federal funds rate plus 0.50 percent, (ii) SunTrust Bank’s publicly announced prime lending rate for U.S. Dollars or (iii) LIBOR for an interest period of one month plus 1.00 percent. The interest rate margin over the base rate, initially set at 0.25 percent, may increase (to a maximum amount of 0.75 percent) or decrease (to a minimum amount of 0.00 percent) based on our Senior Debt Ratings.

The Amended 364-Day Credit Agreement contains certain customary covenants, including covenants limiting: certain liens on our assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and certain investments in unrestricted subsidiaries. The Amended 364-Day Credit Agreement also requires that we not permit our ratio of consolidated total indebtedness to total capital, each as defined, to be greater than 0.60 to 1.00 and not permit our ratio of consolidated EBITDA to consolidated net interest expense, each as defined, to be less than 3.00 to 1.00 (measured on the last day of each fiscal quarter for the rolling four-quarter period then ending). We were in compliance with the covenants in the Amended 364-Day Credit Agreement in the first quarter of fiscal 2012. The Amended 364-Day Credit Agreement contains certain events of default, including: failure to make payments; failure to perform or observe terms, covenants and agreements; material inaccuracy of any representation or warranty; payment default under other indebtedness with a principal amount in excess of $75 million, other default under such other indebtedness that permits acceleration of such indebtedness, or acceleration of such other indebtedness; occurrence of one or more final judgments or orders for the payment of money in excess of $75 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $75 million; any bankruptcy or insolvency; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the Amended 364-Day Credit Agreement are due and mature on September 26, 2012, unless the commitments are terminated earlier either at our request or if certain events of default occur. At September 30, 2011, we had no borrowings outstanding under the Amended 364-Day Credit Agreement.

We had short-term debt at September 30, 2011 and July 1, 2011 of $561.0 million and $180.0 million, respectively, which consisted primarily of commercial paper outstanding under our commercial paper program that was supported by our senior unsecured revolving credit facility under the 2008 Credit Agreement (as defined in the “Capital Structure and Resources” discussion in Part I. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report). Our short-term debt at July 1, 2011 was primarily due to commercial paper issued to fund a portion of the purchase price for our acquisitions of the Global Connectivity Services business of the Schlumberger group (“Schlumberger GCS”) and Carefx Corporation (“Carefx”) during the fourth quarter of fiscal 2011. The higher amount of short-term debt at September 30, 2011 was primarily due to commercial paper issued to fund repurchases we made under our new share repurchase program during the first quarter of fiscal 2012.

For a description of our other credit arrangements, including our $750 million senior unsecured revolving credit facility, see the “Capital Structure and Resources” discussion in Part I. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report. For further information on our share repurchases under our share repurchase program, see the “Common Stock Repurchases” discussion in Part I. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report.

Note H — Accrued Warranties

Changes in our warranty liability, which is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited), during the quarter ended September 30, 2011 were as follows:

(In millions)
Balance at July 1, 2011	$52.8
Warranty provision for sales made during the quarter ended September 30, 2011	4.5
Settlements made during the quarter ended September 30, 2011	(5.3)
Other adjustments to warranty liability, including those for foreign currency translation, during the quarter ended September 30, 2011	(1.1)

Balance at September 30, 2011	$50.9

Note I — Net Income Per Share

The computations of net income per share are as follows (in this Note I, “net income” refers to net income attributable to Harris Corporation common shareholders):

	Quarter Ended
	September 30, 2011	October 1, 2010
	(In millions, except per share amounts)
Net income	$121.6	$163.9
Adjustments for participating securities outstanding	(1.4)	(2.0)

Net income used in basic and diluted common share calculations (A)	$120.2	$161.9

Basic weighted average common shares outstanding (B)	118.8	126.8
Impact of dilutive stock options	0.6	0.9

Diluted weighted average common shares outstanding (C)	119.4	127.7

Net income per basic common share (A)/(B)	$1.01	$1.28
Net income per diluted common share (A)/(C)	$1.01	$1.27

Potential dilutive common shares consist of employee stock options. Employee stock options to purchase approximately 4,680,839 and 2,806,312 shares of our common stock were outstanding at September 30, 2011 and October 1, 2010, respectively, but were not included as dilutive stock options in the computations of net income per diluted common share because the effect would have been antidilutive as the options’ exercise prices exceeded the average market price of our common stock.

Note J — Income Taxes

Our effective tax rate (income taxes as a percentage of income before income taxes) was 31.3 percent in the first quarter of fiscal 2012 compared with 34.8 percent in the first quarter of fiscal 2011. In the first quarter of fiscal 2012, our effective tax rate benefited from a reduction in state taxes due to changes in certain state tax laws and a reduction in estimated tax liabilities.

Note K — Fair Value Measurements

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

The following table represents the fair value hierarchy of our assets and liabilities measured at fair value on a recurring basis (at least annually) as of September 30, 2011:

	Level 1	Level 2	Level 3	Total
	(In millions)
Assets
Marketable equity securities (1)	$6.2	$—	$—	$6.2
Deferred compensation plan investments: (2)
Money market fund	31.0	—	—	31.0
Stock fund	34.4	—	—	34.4
Equity security	12.8	—	—	12.8
Foreign currency forward contracts (3)	—	7.1	—	7.1
Liabilities
Deferred compensation plans (4)	79.8	—	—	79.8
Foreign currency forward contracts (5)	—	6.1	—	6.1

(1)	Represents investments classified as securities available-for-sale, which we include in the “Other current assets” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited).
(2)	Represents investments held in a Rabbi Trust associated with our non-qualified deferred compensation plans, which we include in the “Other current assets” and “Other non-current assets” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited).
(3)	Includes derivatives designated as hedging instruments, which we include in the “Other current assets” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited). The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities.
(4)	Primarily represents obligations to pay benefits under certain non-qualified deferred compensation plans, which we include in the “Compensation and benefits” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited). Under these plans, participants designate investment options (including money market, stock and fixed-income funds), which serve as the basis for measurement of the notional value of their accounts.
(5)	Includes derivatives designated as hedging instruments, which we include in the “Other accrued items” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited). The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities.

Assets and liabilities that were measured at fair value on a nonrecurring basis were not material during the quarters ended September 30, 2011 or October 1, 2010.

The following table represents the carrying amounts and estimated fair values of our significant financial instruments that are not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	September 30, 2011		July 1, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Financial Liabilities
Long-term debt (including current portion) (1)	$1,891.2	$2,182.0	$1,892.1	$2,068.4

(1)	The estimated fair value was measured using a market approach based on quoted market prices for our debt traded in the secondary market.

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

At September 30, 2011, we had open foreign currency forward contracts with a notional amount of $79.0 million, of which $18.4 million were classified as fair value hedges and $60.6 million were classified as cash flow hedges. This compares with open foreign currency forward contracts with a notional amount of $83.9 million at July 1, 2011, of which $30.2 million were classified as fair value hedges and $53.7 million were classified as cash flow hedges. At September 30, 2011, contract expiration dates ranged from less than 1 month to 30 months with a weighted average contract life of 6 months.

Balance Sheet Hedges

To manage the exposure in our balance sheet to risks from changes in foreign currency exchange rates, we implement fair value hedges. More specifically, we use foreign currency forward contracts and options to hedge certain balance sheet items, including foreign currency denominated accounts receivable and inventory. Changes in the value of the derivatives and the related hedged items are reflected in earnings, in the “Cost of product sales and services” line item in the accompanying Condensed Consolidated Statement of Income (Unaudited). As of September 30, 2011, we had outstanding foreign currency forward contracts denominated in the Euro, British Pound, Canadian Dollar, Australian Dollar and Brazilian Real to hedge certain balance sheet items. The net gains or losses on foreign currency forward contracts designated as fair value hedges for the quarter ended September 30, 2011 were not material. In addition, no amounts were recognized in earnings in the quarter ended September 30, 2011 related to hedged firm commitments that no longer qualify as fair value hedges.

Cash Flow Hedges

To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments from suppliers, future committed sales to customers and intercompany transactions. These derivatives are primarily being used to hedge currency exposures from cash flows anticipated in our RF Communications segment related to programs in the United Kingdom and Canada. We also have hedged U.S. dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of September 30, 2011, we had outstanding foreign currency forward contracts denominated in the Euro, British Pound and Canadian Dollar to hedge certain forecasted transactions.

These derivatives have only nominal intrinsic value at the time of purchase and have a high degree of correlation to the anticipated cash flows they are designated to hedge. Hedge effectiveness is determined by the correlation of the anticipated cash flows from the hedging instruments and the anticipated cash flows from the future foreign currency commitments through the maturity dates of the derivatives used to hedge these cash flows. These financial instruments are marked-to-market using forward prices and fair value quotes with the offset to other comprehensive income, net of hedge ineffectiveness. Gains and losses from other comprehensive income are reclassified to earnings when the related hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The cash flow impact of our derivatives is included in the same category in the accompanying Condensed Consolidated Statement of Cash Flows (Unaudited) as the cash flows of the item being hedged.

The amount of gains or losses from cash flow hedges recognized in earnings or recorded in other comprehensive income, including gains or losses related to hedge ineffectiveness, was not material in the quarters ended September 30, 2011 or October 1, 2010. We do not expect the amount of gains or losses recognized in the “Accumulated other comprehensive income (loss)” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of September 30, 2011 that will be reclassified to earnings from other comprehensive income within the next 12 months to be material.

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

See Note K — Fair Value Measurements in these Notes for the amount of the assets and liabilities related to these foreign currency forward contracts in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of September 30, 2011, and see Note C — Comprehensive Income and Accumulated Other Comprehensive Income (Loss) in these Notes for additional information on changes in accumulated other comprehensive income (loss) for the quarter ended September 30, 2011.

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

The accounting policies of our business segments are the same as those described in Note 1: “Significant Accounting Policies” in our Fiscal 2011 Form 10-K. We evaluate each segment’s performance based on its “operating income (loss),” which we define as profit or loss from operations before income taxes excluding interest income and expense, royalties and related intellectual property expenses, equity income and gains or losses from securities and other investments. Intersegment sales are generally transferred at cost to the buying segment and the sourcing segment recognizes a profit that is eliminated. The “Corporate eliminations” line item in the tables below represents the elimination of intersegment sales and their related profits. The “Unallocated corporate expense” line item in the tables below represents the portion of corporate expenses not allocated to our business segments.

Total assets by business segment are summarized below:

	September 30, 2011	July 1, 2011
	(In millions)
Total Assets
RF Communications	$1,393.1	$1,378.7
Integrated Network Solutions	3,094.1	3,068.7
Government Communications Systems	959.8	956.4
Corporate	684.0	769.0

	$6,131.0	$6,172.8

Segment revenue, segment operating income and a reconciliation of segment operating income to total income before income taxes follow:

	Quarter Ended
	September 30, 2011	October 1, 2010
	(In millions)
Revenue
RF Communications	$497.1	$566.5
Integrated Network Solutions	554.2	441.6
Government Communications Systems	443.7	424.1
Corporate eliminations	(34.7)	(26.8)

	$1,460.3	$1,405.4

Income Before Income Taxes
Segment Operating Income:
RF Communications	$154.0	$228.5
Integrated Network Solutions (1)	9.2	26.6
Government Communications Systems	63.1	44.6
Unallocated corporate expense	(18.6)	(25.7)
Corporate eliminations	(5.0)	(4.9)
Non-operating income (loss) (2)	0.7	(0.4)
Net interest expense	(27.1)	(17.2)

	$176.3	$251.5

(1)	The operating income in our Integrated Network Solutions segment in the quarter ended September 30, 2011 included charges of $9.6 million for integration and other costs associated with our acquisitions of CapRock Holdings, Inc. and its subsidiaries, including CapRock Communications, Inc. (collectively, “CapRock”), Schlumberger GCS, the terrestrial network infrastructure assets of the government business of Core180, Inc. (the “Core180 Infrastructure”) and Carefx. The operating income in our Integrated Network Solutions segment in the quarter ended October 1, 2010 included charges of $2.0 million for integration and other costs associated with our acquisition of CapRock. Additionally, operating income in our Integrated Network Solutions segment included $15.7 million of expected losses from our new cyber and healthcare initiatives during the quarter ended September 30, 2011.
(2)	“Non-operating income (loss)” includes equity investment income (loss), royalties and related intellectual property expenses, gains and losses on sales of investments and securities available-for-sale, and impairments of investments and securities available-for-sale.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Harris Corporation

We have reviewed the condensed consolidated balance sheet of Harris Corporation as of September 30, 2011, and the related condensed consolidated statements of income and cash flows for the quarters ended September 30, 2011 and October 1, 2010. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Harris Corporation as of July 1, 2011, and the related consolidated statements of income, cash flows, and comprehensive income and equity for the year then ended, not presented herein, and in our report dated August 29, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of July 1, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Certified Public Accountants

Boca Raton, Florida

October 27, 2011

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of Harris. MD&A is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes appearing elsewhere in this Report. In addition, reference should be made to our audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Fiscal 2011 Form 10-K. Except for the historical information contained herein, the discussions in MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in MD&A under “Forward-Looking Statements and Factors that May Affect Future Results.”

The following is a list of the sections of MD&A, together with our perspective on the contents of these sections of MD&A, which we hope will assist in reading these pages:

•

Results of Operations — an analysis of our consolidated results of operations and of the results in each of our three business segments, to the extent the business segment operating results are helpful to an understanding of our business as a whole, for the periods presented in our Condensed Consolidated Financial Statements (Unaudited). In this section of MD&A, “net income” refers to net income attributable to Harris Corporation common shareholders.

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

RESULTS OF OPERATIONS

Highlights

Operations results for the first quarter of fiscal 2012 include:

•	Revenue increased 3.9 percent to $1,460.3 million in the first quarter of fiscal 2012 from $1,405.4 million in the first quarter of fiscal 2011;

•	Net income decreased to $121.6 million, or $1.01 per diluted share, in the first quarter of fiscal 2012 from $163.9 million, or $1.27 per diluted share, in the first quarter of fiscal 2011;

•

Our RF Communications segment revenue decreased 12.3 percent to $497.1 million and operating income decreased 32.6 percent to $154.0 million in the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011. Both revenue and operating income in the first quarter of fiscal 2011 benefited significantly from expedited shipments of tactical radios to equip mine resistant ambush protected (“MRAP”) vehicles;

•

Our Integrated Network Solutions segment revenue increased 25.5 percent to $554.2 million and operating income decreased 65.4 percent to $9.2 million in the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011. Revenue in the first quarter of fiscal 2012 benefited from our acquisitions of CapRock, Schlumberger GCS and Carefx in fiscal 2011;

•

Our Government Communications Systems segment revenue increased 4.6 percent to $443.7 million and operating income increased 41.5 percent to $63.1 million in the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011; and

•	Net cash provided by operating activities was $78.7 million in the first quarter of fiscal 2012 compared with $294.9 million in the first quarter of fiscal 2011, a decrease of 73.3 percent.

Consolidated Results of Operations

Revenue and Net Income

	Quarter Ended
	September 30, 2011	October 1, 2010	% Inc/(Dec)
	(Dollars in millions, except per share amounts)
Revenue	$1,460.3	$1,405.4	3.9%
Net income	$121.6	$163.9	(25.8)%
% of revenue	8.3%	11.7%
Net income per diluted common share	$1.01	$1.27	(20.5)%

The increase in revenue in the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011 was primarily due to higher revenue in our Integrated Network Solutions segment, which benefited from our acquisitions of CapRock and Schlumberger GCS in fiscal 2011, partially offset by lower revenue in our RF Communications segment. Revenue in our RF Communications segment in the first quarter of fiscal 2011 benefited from expedited shipments of tactical radios to equip MRAP vehicles.

The decrease in net income and net income as a percentage of revenue in the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011 was primarily due to operating income in the first quarter of fiscal 2011 benefiting significantly from expedited shipments of tactical radios by our RF Communications segment, as noted above, and the related favorable product mix. Additionally, operating income in our Integrated Network Solutions segment decreased primarily due to integration and other costs associated with our acquisitions of CapRock, Schlumberger GCS and Carefx and losses in our new cyber and commercial healthcare initiatives. Also, interest expense increased in the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011, primarily due to higher levels of borrowings to fund these acquisitions and repurchases we made under our new share repurchase program during the first quarter of fiscal 2012. These decreases in net income and net income as a percentage of revenue were partially offset by stronger quarterly results in our Government Communications Systems segment primarily driven by excellent program performance and a more favorable product mix.

See the “Discussion of Business Segment Results of Operations,” “Interest Income and Expense” and “Common Stock Repurchases” discussions below in this MD&A for further information.

Gross Margin

	Quarter Ended
	September 30, 2011	October 1, 2010	% Inc/(Dec)
	(Dollars in millions)
Revenue	$1,460.3	$1,405.4	3.9%
Cost of product sales and services	(966.7)	(881.1)	9.7%
Gross margin	$493.6	$524.3	(5.9)%
% of revenue	33.8%	37.3%

The decrease in gross margin as a percentage of revenue in the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011 was primarily due to lower sales of tactical radios to equip MRAP vehicles, resulting in a less favorable product mix, and the impact of our acquisitions of CapRock and Schlumberger GCS in fiscal 2011, which have a lower gross margin percentage than our overall gross margin percentage. The decrease in gross margin percentage was partially offset by improvement in the gross margin percentage in our Government Communications Systems segment primarily driven by excellent program performance and a more favorable product mix.

See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Engineering, Selling and Administrative Expenses

	Quarter Ended
	September 30, 2011	October 1, 2010	% Inc/(Dec)
	(Dollars in millions)
Engineering, selling and administrative expenses	$290.9	$255.2	14.0%
% of revenue	19.9%	18.2%

The increase in engineering, selling and administrative (“ESA”) expenses and ESA expenses as a percentage of revenue in the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011 was primarily due to our acquisitions of CapRock, Schlumberger GCS and Carefx in fiscal 2011, including integration and other costs associated with these acquisitions.

See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Interest Income and Expense

	Quarter Ended
	September 30, 2011	October 1, 2010	% Inc/(Dec)
	(Dollars in millions)
Interest income	$0.9	$0.6	50.0%
Interest expense	(28.0)	(17.8)	57.3%

Our interest expense increased in the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011, primarily due to higher levels of borrowings to fund acquisitions in fiscal 2011 and repurchases we made under our new share repurchase program during the first quarter of fiscal 2012

See the “Discussion of Business Segment Results of Operations” and “Common Stock Repurchases” discussions below in this MD&A for further information.

Income Taxes

	Quarter Ended
	September 30, 2011	October 1, 2010	% Inc/(Dec)
	(Dollars in millions)
Income before income taxes	$176.3	$251.5	(29.9)%
Income taxes	55.2	87.6	(37.0)%
Effective tax rate	31.3%	34.8%

In the first quarter of fiscal 2012, our effective tax rate benefited from a reduction in state taxes due to changes in certain state tax laws and a reduction in estimated tax liabilities.

Discussion of Business Segment Results of Operations

RF Communications Segment

	Quarter Ended
	September 30, 2011	October 1, 2010	% Inc/(Dec)
	(Dollars in millions)
Revenue	$497.1	$566.5	(12.3)%
Segment operating income	154.0	228.5	(32.6)%
% of revenue	31.0%	40.3%

RF Communications segment revenue in the first quarter of fiscal 2012 of $497.1 million included $373.4 million in Tactical Communications and $123.7 million in Public Safety and Professional Communications. The decrease in RF Communications segment revenue was primarily due to revenue in the first quarter of fiscal 2011 benefiting significantly from expedited shipments of tactical radios to equip MRAP vehicles, partially offset by significantly increased Tactical Communications international revenue in the first quarter of fiscal 2012, driven by major deliveries to Australia, Kenya and countries in North Africa and Central Asia. Additionally, Tactical Communications revenue in the U.S. market, excluding shipments for MRAP vehicles, increased significantly in the first quarter of fiscal 2012 as a result of continuing Falcon III® adoption in support of the transition to wideband networking.

The decrease in RF Communications segment operating income and operating income as a percentage of revenue was primarily due to operating income in the first quarter of fiscal 2011 benefiting significantly from the expedited shipments of tactical radios to equip MRAP vehicles and the related favorable product mix.

RF Communications segment orders in the first quarter of fiscal 2012 totaled $514 million, including $398 million in Tactical Communications and $116 million in Public Safety and Professional Communications. At the end of the first quarter of fiscal 2012, total segment backlog was $1.5 billion, including $796 million in Tactical Communications and $712 million in Public Safety and Professional Communications. The book-to-bill ratio in Tactical Communications was greater than one.

Tactical Communications orders in the U.S. market in the first quarter of fiscal 2012 included a $66 million order for Falcon III AN/PRC-117G radios to provide wideband networking capability for the first eight Brigade Combat Teams under the U.S. Army’s Brigade Combat Modernization Program, a $29 million order from the U.S. Air Force to provide Falcon III AN/PRC-117G radios for network-enabled missions such as fire coordination and precision air support, a $20 million order for Falcon III AN/PRC-117G radios and vehicular amplifier adapters to equip MRAP vehicles for the U.S. Army and U.S. Marine Corps, and orders of $16 million and $15 million from the U.S. Department of Defense for Falcon III AN/PRC-117G radios. Tactical Communications orders also included a $22 million order from the U.S. Department of Defense for Falcon II® high-frequency vehicular radios.

Tactical Communications orders in the international market in the first quarter of fiscal 2012 included two orders totaling $52 million from a country in Southeast Asia for Integrated Command and Control Systems with Falcon III and Falcon II tactical radios; an Indefinite Delivery/Indefinite Quantity (“IDIQ”) contract, potentially worth $38 million, with an $8 million initial delivery order to supply military communications and field support services to international partners in the Caribbean and South America; a
$5 million order from Poland for Falcon III AN/PRC-117G wideband networking radios; a $5 million order from the Republic of Georgia for Falcon II radios; and a $4 million order from Kuwait for Falcon II radios.

Public Safety and Professional Communications orders in the first quarter of fiscal 2012 included a $16 million order from a large electric utility company to provide advanced OpenSky® data and voice communications systems, a $7 million order from channel partner Dailey Wells Communications for a P25 system and radios for Bexar County, Texas, and a $4 million order from Mobile County, Alabama for a P25 system.

Integrated Network Solutions Segment

	Quarter Ended
	September 30, 2011	October 1, 2010	% Inc/(Dec)
	(Dollars in millions)
Revenue	$554.2	$441.6	25.5%
Segment operating income	9.2	26.6	(65.4)%
% of revenue	1.7%	6.0%

The increase in Integrated Network Solutions segment revenue in the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011 was primarily due to revenue from CapRock and Schlumberger GCS, which we acquired in fiscal 2011. Integrated

Network Solutions segment operating income and operating income as a percentage of revenue were lower in the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011, primarily due to charges for integration and other costs associated with our acquisitions of CapRock, Schlumberger GCS and Carefx, and losses in our new cyber and commercial healthcare initiatives.

New contract awards in the first quarter of fiscal 2012 in our Integrated Network Solutions segment included a five-year task order, potentially worth $55 million, under the Enhance the Veteran Experience and Access to HealthCare (“EVEAH”) blanket purchase agreement to integrate and deploy a Surgical Quality Workflow Management (“SQWM”) tool to support Veterans Integrated Service Networks and Veterans Affairs hospitals; a five-year task order, potentially worth $37 million, from the National Cancer Institute (“NCI”) under the CIO-SP2 contract vehicle to provide clinical data management and quality assurance and control; a five-year contract, potentially worth $25 million, from the Air Force Space Command Space and Missile Systems Center under the U.S. General Services Administration’s Alliant contract vehicle to sustain the ground system for the Defense Meteorological Satellites Program; and a five-year contract, potentially worth $9 million, from Farstad Shipping to deliver turnkey satellite communications to a fleet of 53 offshore supply vessels operating in the North Sea, Brazil, Australia and Indian Pacific regions.

Government Communications Systems Segment

	Quarter Ended
	September 30, 2011	October 1, 2010	% Inc/(Dec)
	(Dollars in millions)
Revenue	$443.7	$424.1	4.6%
Segment operating income	63.1	44.6	41.5%
% of revenue	14.2%	10.5%

Government Communications Systems segment revenue in the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011 increased from the Geostationary Operational Environmental Satellite — Series R (“GOES-R”) Ground and Antenna Segment weather programs for the National Oceanic and Atmospheric Administration (“NOAA”), the Modernization of Enterprise Terminals (“MET”) program for the U.S. Army, various classified programs, wireless and geospatial products, Highband Networking RadiosTM (“HNRs”) for the U.S. Army and commercial satellite reflectors. The increase in revenue was partially offset, as expected, by a decline in revenue from two completed programs, the Field Data Collection Automation (“FDCA”) program for the 2010 U.S. Census and the microwave network build-out for the Federal Aviation Administration (“FAA”).

Government Communications Systems segment operating income and operating income as a percentage of revenue were higher in the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011, primarily driven by excellent program performance and a more favorable mix of products such as commercial satellite reflectors, classified products and HNRs.

Major awards during the first quarter of fiscal 2012 in our Government Communications Systems segment included a ten-year contract, with a potential value of $85 million, from the FAA to upgrade the Alaska Satellite Telecommunications Infrastructure (“ASTI”) communications network; a five-year delivery order, potentially worth $51 million, for the U.S. Army’s MET program for advanced satellite terminals that provide the worldwide backbone for high-priority military communications; and five large awards from classified customers totaling $125 million.

Unallocated Corporate Expense and Corporate Eliminations

	Quarter Ended
	September 30, 2011	October 1, 2010	% Inc/(Dec)
	(Dollars in millions)
Unallocated corporate expense	$18.6	$25.7	(27.6)%
Corporate eliminations	5.0	4.9	2.0%

The decrease in unallocated corporate expense in the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011 was primarily due to higher investments made in pursuit of new growth opportunities and higher compensation and benefit plan expense in the first quarter of fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Quarter Ended
	September 30, 2011	October 1, 2010
	(In millions)
Net cash provided by operating activities	$78.7	$294.9
Net cash used in investing activities	(81.9)	(569.4)
Net cash provided by (used in) financing activities	(55.8)	159.0
Effect of exchange rate changes on cash and cash equivalents	(2.5)	1.7

Net decrease in cash and cash equivalents	(61.5)	(113.8)
Cash and cash equivalents, beginning of year	366.9	455.2

Cash and cash equivalents, end of quarter	$305.4	$341.4

Cash and Cash Equivalents: Our cash and cash equivalents decreased $61.5 million to $305.4 million at the end of the first quarter of fiscal 2012 from $366.9 million at the end of fiscal 2011. The decrease was primarily due to $406.2 million used to repurchase shares of our common stock, $77.4 million of property, plant and equipment additions and $32.6 million used to pay cash dividends, partially offset by $78.7 million of net cash provided by operating activities and $380.1 million of net proceeds from borrowings.

Our financial position remained strong at September 30, 2011. We ended the first quarter of fiscal 2012 with cash and cash equivalents of $305.4 million; we have no long-term debt maturing until fiscal 2016; we have a senior unsecured $750 million revolving credit facility that expires in September 2013 ($190.0 million of which was available to us as of September 30, 2011 as a result of $560.0 million of short-term debt outstanding under our commercial paper program, which was supported by such senior unsecured revolving credit facility); we have a senior unsecured $250 million 364-day revolving credit facility that expires on September 26, 2012 (all of which was available to us as of September 30, 2011); and we do not have any material defined benefit pension plan obligations.

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

We also currently believe that existing cash, funds generated from operations, our credit facilities and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures and repurchases under our share repurchase program for the next 12 months. We anticipate tax payments over the next three years to be approximately equal to our tax expense during the same period. We anticipate that our fiscal 2012 cash outlays may include strategic acquisitions. Other than those cash outlays noted in the “Commercial Commitments and Contractual Obligations” discussion below in this MD&A, capital expenditures, potential acquisitions and repurchases under our share repurchase program, no other significant cash outlays are anticipated during the remainder of fiscal 2012.

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

Net cash provided by operating activities: Our net cash provided by operating activities was $78.7 million in the first quarter of fiscal 2012 compared with $294.9 million in the first quarter of fiscal 2011. Cash flow from operations was positive in all of our business segments in the first quarter of fiscal 2012. The decrease in net cash provided by operating activities in the first quarter fiscal 2012 compared with first quarter fiscal 2011 was primarily due to the decrease in operating income and cash collections at our RF Communications segment. Net cash provided by operating activities in the first quarter of fiscal 2011 benefited from expedited shipments of tactical radios to equip MRAP vehicles.

Net cash used in investing activities: Our net cash used in investing activities was $81.9 million in the first quarter of fiscal 2012 compared with $569.4 million in the first quarter of fiscal 2011. Net cash used in investing activities in the first quarter of fiscal 2012 consisted of $77.4 million of property, plant and equipment additions and $4.5 million of capitalized software additions. Net cash used in investing activities in the first quarter of fiscal 2011 consisted of $518.0 million of net cash paid for our acquisition of CapRock, $37.1 million of property, plant and equipment additions, $10.0 million of cash paid for a cost-method investment and $4.3 million of capitalized software additions. Our total capital expenditures, including capitalized software, in fiscal 2012 are expected to be between $265 million and $285 million.

Net cash provided by (used in) financing activities: Our net cash used in financing activities was $55.8 million in the first quarter of fiscal 2012 compared with net cash provided by financing activities of $159.0 million in the first quarter of fiscal 2011. Net cash used in financing activities in the first quarter of fiscal 2012 primarily consisted of $406.2 million used to repurchase shares of our common stock and $32.6 million used to pay cash dividends, partially offset by $380.1 million of net proceeds from borrowings. Net cash provided by financing activities in the first quarter of fiscal 2011 primarily consisted of $244.1 million of proceeds from borrowings to partially fund our acquisition of CapRock, partially offset by $55.5 million used to repurchase shares of our common stock and $32.2 million used to pay cash dividends.

Common Stock Repurchases

During the first quarter of fiscal 2012, we used $400.0 million to repurchase 10,618,805 shares of our common stock under our repurchase program at an average price per share of $37.67, including commissions. During the first quarter of fiscal 2011, we used $50.0 million to repurchase 1,173,900 shares of our common stock under our repurchase program at an average price per share of $42.59, including commissions. In the first quarter of fiscal 2012 and first quarter of fiscal 2011, $6.2 million and $5.5 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares repurchased by us are cancelled and retired.

On July 30, 2011, our Board of Directors approved a new $1 billion share repurchase program (the “New Repurchase Program”). The New Repurchase Program replaced our prior share repurchase program (the “2009 Repurchase Program”), which had a remaining, unused authorization of approximately $200 million as of July 29, 2011. As of September 30, 2011, we have a remaining authorization to repurchase approximately $600 million in shares of our common stock under the New Repurchase Program, which does not have a stated expiration date. The New Repurchase Program has resulted, and is expected to continue to result, in repurchases well in excess of the dilutive effect of shares issued under our share-based incentive plans. However, the level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. Share repurchases are expected to be funded with available cash and commercial paper. Repurchases under the New Repurchase Program may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time.

Additional information regarding share repurchases during the first quarter of fiscal 2012 and our repurchase program is set forth in this Report under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”

Dividends

On July 30, 2011, our Board of Directors increased the quarterly cash dividend rate on our common stock from $.25 per share to $.28 per share, for an annualized cash dividend rate of $1.12 per share, which was our tenth consecutive annual increase in our quarterly cash dividend rate. Our annualized cash dividend rate was $1.00 per share in fiscal 2011. There can be no assurances that our annualized cash dividend rate will continue to increase. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect that cash dividends will continue to be paid in the near future, but we can give no assurances concerning payment of future dividends. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant.

Capital Structure and Resources

364-Day Revolving Credit Agreement: As discussed in Note G — Credit Arrangements in the Notes, on September 27, 2011, we entered into the First Amendment that renews and amends the senior unsecured credit facility we had with a syndicate of lenders under the 364-Day Credit Agreement. Pursuant to the 364-Day Credit Agreement, and immediately prior to the First Amendment, we provided notice to the administrative agent of a permanent reduction of the commitments under the 364-Day Credit Agreement from $300 million to $250 million. The Amended 364-Day Credit Agreement provides for the extension of credit to us in the form of revolving loans at any time and from time to time during the term of the Amended 364-Day Credit Agreement, in an aggregate principal amount at any time outstanding not to exceed $250 million. Borrowings under the Amended 364-Day Credit Agreement will be denominated in U.S. Dollars. The Amended 364-Day Credit Agreement may be used for working capital and other general corporate purposes (excluding hostile acquisitions) and also may be used to support any commercial paper that we may issue.

At our election, borrowings under the Amended 364-Day Credit Agreement will bear interest either at LIBOR plus an applicable margin or at the base rate plus an applicable margin. The interest rate margin over LIBOR, initially set at 1.25 percent, may increase (to a maximum amount of 1.75 percent) or decrease (to a minimum amount of 0.75 percent) based on changes in our Senior Debt Ratings. The base rate is a fluctuating rate equal to the highest of (i) the federal funds rate plus 0.50 percent, (ii) SunTrust Bank’s publicly announced prime lending rate for U.S. Dollars or (iii) LIBOR for an interest period of one month plus 1.00 percent. The interest rate margin over the base rate, initially set at 0.25 percent, may increase (to a maximum amount of 0.75 percent) or decrease (to a minimum amount of 0.00 percent) based on our Senior Debt Ratings.

The Amended 364-Day Credit Agreement contains certain customary covenants similar to the 2008 Credit Agreement discussed below. We were in compliance with the covenants in the Amended 364-Day Credit Agreement in the first quarter of fiscal 2012. The Amended 364-Day Credit Agreement contains certain events of default similar to the 2008 Credit Agreement discussed below. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the Amended 364-Day Credit Agreement are due and mature on September 26, 2012, unless the commitments are terminated earlier either at our request or if certain events of default occur. At September 30, 2011, we had no borrowings outstanding under the Amended 364-Day Credit Agreement.

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

The 2008 Credit Agreement contains certain customary covenants, including covenants limiting: certain liens on our assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and certain investments in unrestricted subsidiaries. The 2008 Credit Agreement also requires that we not permit our ratio of consolidated total indebtedness to total capital, each as defined, to be greater than 0.60 to 1.00 and not permit our ratio of consolidated EBITDA to consolidated net interest expense, each as defined, to be less than 3.00 to 1.00 (measured on the last day of each fiscal quarter for the rolling four-quarter period then ending). We were in compliance with the covenants in the 2008 Credit Agreement in the first quarter of fiscal 2012. The 2008 Credit Agreement contains certain events of default, including: failure to make payments; failure to perform or observe terms, covenants and agreements; material inaccuracy of any representation or warranty; payment default under other indebtedness with a principal amount in excess of $75 million, other default under such other indebtedness that permits acceleration of such indebtedness, or acceleration of such other indebtedness; occurrence of one or more final judgments or orders for the payment of money in excess of $75 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $75 million; any bankruptcy or insolvency; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the 2008 Credit Agreement are due and mature on September 10, 2013, unless the commitments are terminated earlier either at our request or if certain events of default occur. At September 30, 2011, we had no borrowings outstanding under the 2008 Credit Agreement, but we had $560.0 million of short-term debt outstanding under our commercial paper program, that was supported by our senior unsecured revolving credit facility under the 2008 Credit Agreement.

    Long-Term Debt: On December 3, 2010, we completed the issuance of $400 million in aggregate principal amount of 4.4% Notes due December 15, 2020 (the “2020 Notes”) and $300 million in aggregate principal amount of 6.15% Notes due December 15, 2040 (“the “2040 Notes). Interest on each of the 2020 Notes and the 2040 Notes is payable semi-annually in arrears on June 15 and December 15 of each year. We may redeem the 2020 Notes and/or the 2040 Notes at any time in whole or, from time to time, in part at the applicable “make-whole” redemption price. The applicable “make-whole” redemption price is equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus 25 basis points in the case of the 2020 Notes and 35 basis points in the case of the 2040 Notes. In each case, we will pay accrued interest on the principal amount of the notes being redeemed to the redemption date. In addition, upon a change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the notes at a price equal to 101 percent of the aggregate principal amount of the notes repurchased, plus accrued interest on the notes repurchased to the date of repurchase. We incurred $5.5 million and $4.8 million in debt issuance costs and discounts related to the issuance of the 2020 Notes and 2040 Notes, respectively, which are being amortized on a straight-line basis over the respective lives of the notes, which approximates the effective interest rate method, and are reflected as a portion of interest expense in the accompanying Condensed Consolidated Statement of Income (Unaudited).

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

Short-Term Debt: Our short-term debt at September 30, 2011 and July 1, 2011 was $561.0 million and $180.0 million, respectively, and consisted primarily of commercial paper outstanding under our commercial paper program that was supported by our senior unsecured revolving credit facility under the 2008 Credit Agreement. Our short-term debt at July 1, 2011 was primarily due to commercial paper issued to fund a portion of the purchase price for our acquisitions of Schlumberger GCS and Carefx during the fourth quarter of fiscal 2011. The higher amount of short-term debt at September 30, 2011 was primarily due to commercial paper issued to fund repurchases we made under our New Repurchase Program during the first quarter of fiscal 2012.

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

We expect to maintain operating ratios, fixed-charge coverage ratios and balance sheet ratios sufficient for retention of, or improvement to, our current debt ratings. There are no assurances that our debt ratings will not be reduced in the future. If our debt ratings are lowered below “investment grade,” then we may not be able to issue short-term commercial paper, but may instead need to borrow under our credit facilities or pursue other options. In addition, if our debt ratings are lowered below “investment grade,” then we may also be required to provide cash collateral to support outstanding performance bonds. For a discussion of such performance bonds, see the “Commercial Commitments” discussion in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2011 Form 10-K. We do not currently foresee losing our investment-grade debt ratings, but no assurances can be given. If our debt ratings were downgraded, however, it could adversely impact, among other things, our future borrowing costs and access to capital markets and our ability to receive certain types of contract awards.

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

Currently we are not participating in any material transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of September 30, 2011, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our results of operations, financial condition or cash flows. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, financial condition or cash flows.

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

Commercial Commitments and Contractual Obligations

The amounts disclosed in our Fiscal 2011 Form 10-K include our commercial commitments and contractual obligations. During the first quarter ended September 30, 2011, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding surety bonds, letters of credit, guarantees and other arrangements as disclosed in our Fiscal 2011 Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1: “Significant Accounting Policies” in our Notes to Consolidated Financial Statements included in our Fiscal 2011 Form 10-K. Critical accounting policies and estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies and estimates for us include: (i) revenue recognition on development and production contracts and contract estimates, (ii) provisions for excess and obsolete inventory losses, (iii) impairment testing of goodwill and other intangible assets, and (iv) income taxes and tax valuation allowances. For additional discussion of our critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” discussion in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2011 Form 10-K.

Impact of Recently Issued Accounting Standards

Accounting standards issued but not effective for us until after September 30, 2011 are not expected to have a material impact on our financial position, results of operations or cash flows.

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

Additional details and discussions concerning some of the factors that could affect our forward-looking statements or future results are set forth in our Fiscal 2011 Form 10-K under Item 1A. “Risk Factors.” The foregoing list of factors and the factors set forth in Item 1A. “Risk Factors” included in our Fiscal 2011 Form 10-K and in Part II. Item 1A. “Risk Factors” in this Report are not exhaustive. Additional risks and uncertainties not known to us or that we currently believe not to be material also may adversely impact our business, results of operations, financial position and cash flows. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, results of operations, financial position and cash flows. The forward-looking statements contained in this Report are made as of the date hereof and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements or to update the reasons actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise. For further information concerning risk factors, see Part II. Item 1A. “Risk Factors” in this Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.

Foreign Exchange and Currency: We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at September 30, 2011 would not have had a material impact on the fair value of such instruments. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note L — Derivative Instruments and Hedging Activities in the Notes for additional information.

Interest Rates: As of September 30, 2011, we had long-term debt obligations and short-term debt under our commercial paper program subject to interest rate risk. Because the interest rates on our long-term debt obligations are fixed, and because our long-term debt is not putable (redeemable at the option of the holders of the debt prior to maturity), the interest rate risk associated with this debt on our results of operations is not material. We have a short-term variable-rate commercial paper program in place, which we may utilize to satisfy short-term cash requirements. We can give no assurances that interest rates will not change significantly or have a material effect on our income or cash flows over the next twelve months.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal quarter ended September 30, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of the fiscal quarter ended September 30, 2011 our disclosure controls and procedures were effective.

(b) Changes in internal control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and adding additional monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

General. From time to time, as a normal incident of the nature and kind of businesses in which we are, or were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; the sale or use of former products containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs are expensed when incurred. While it is not feasible to predict the outcome of these matters with certainty, and some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us, based upon available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at September 30, 2011 are reserved for, covered by insurance or would not have a material adverse effect on our financial position, results of operations or cash flows.

Our tax filings are subject to audit by taxing authorities in jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or ultimately through established legal proceedings. We believe we have adequately accrued for any ultimate amounts that are likely to result from these audits; however, final assessments, if any, could be different from the amounts recorded in our Condensed Consolidated Financial Statements (Unaudited).

HSTX Securities Litigation. Harris Stratex Networks, Inc. (now known as Aviat Networks, Inc.) (“HSTX”) and certain of its current and former officers and directors, including certain current Harris officers, were named as defendants in a federal securities class action complaint filed on September 15, 2008 in the United States District Court (the “Court”) for the District of Delaware by plaintiff Norfolk County Retirement System on behalf of an alleged class of purchasers of HSTX securities from January 29, 2007 to July 30, 2008, including shareholders of Stratex Networks, Inc. (“Stratex”) who exchanged shares of Stratex for shares of HSTX as part of the combination between Stratex and our former Microwave Communications Division to form HSTX. Similar complaints were filed in the Court on October 6, 2008 and October 30, 2008. The complaints were consolidated in a slightly expanded complaint filed on July 29, 2009 that, among other things, added Harris Corporation as a defendant. This action relates to public disclosures made by HSTX on January 30, 2007 and July 30, 2008, which included the restatement of HSTX’s financial statements for the first three fiscal quarters of its fiscal 2008 (the quarters ended March 28, 2008, December 28, 2007 and September 28, 2007) and for its fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005 due to accounting errors. The consolidated complaint alleged violations of Section 10(b) and Section 20(a) of the Exchange Act and of Rule 10b-5 promulgated thereunder, as well as violations of Section 11 and Section 15 of the Securities Act, and sought, among other relief, determinations that the action is a proper class action, unspecified compensatory damages and reasonable attorneys’ fees and costs. On June 21, 2011, the Court issued an order preliminarily approving a settlement between the parties. A settlement fairness hearing was held on September 16, 2011, and after the end of the first quarter of fiscal 2012, on October 11, 2011, the Court issued an order approving the settlement and dismissing in its entirety with prejudice the consolidated complaint and all claims contained therein. The settlement did not have a material impact on our results of operations, financial condition or cash flows.

Item 1A. Risk Factors.

Investors should carefully review and consider the information regarding certain factors which could materially affect our business, results of operations, financial condition and cash flows and set forth under Item 1A. “Risk Factors” in our Fiscal 2011 Form 10-K. We do not believe that there have been any material changes to the risk factors previously disclosed in our Fiscal 2011 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the first quarter of fiscal 2012, we repurchased 10,618,805 shares of our common stock under our repurchase program at an average price per share of $37.65, excluding commissions. During the first quarter of fiscal 2011, we repurchased 1,173,900 shares of our common stock under our repurchase program at an average price per share of $42.57, excluding commissions. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired.

The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended September 30, 2011:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
Month No. 1
(July 2, 2011-July 29, 2011)
Repurchase Programs (1)	None	n/a	None	$200,639,551
Employee Transactions (2)	5,000	$44.46	n/a	n/a
Month No. 2
(July 30, 2011-August 26, 2011)
Repurchase Programs (1)	5,770,000	$36.31	5,770,000	$790,508,672
Employee Transactions (2)	153,433	$37.14	n/a	n/a
Month No. 3
(August 27, 2011-September 30, 2011)
Repurchase Programs (1)	4,848,805	$39.25	4,848,805	$600,212,398
Employee Transactions (2)	8,287	$37.87	n/a	n/a

Total	10,785,525	$37.65	10,618,805	$600,212,398

*	Periods represent our fiscal months.

(1)	On March 2, 2009, we announced that on February 27, 2009, our Board of Directors approved the 2009 Repurchase Program authorizing us to repurchase up to $600 million in shares of our stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. The 2009 Repurchase Program did not have a stated expiration date and has resulted in repurchases in excess of the dilutive effect of shares issued under our share-based incentive plans. The approximate dollar amount of our stock that may yet be purchased under the 2009 Repurchase Program as of July 29, 2011 was $200,639,551 (as reflected in the table above). On August 2, 2011, we announced that on July 30, 2011, our Board of Directors approved the New Repurchase Program authorizing us to repurchase up to $1 billion in shares of our stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. The New Repurchase Program replaced the 2009 Repurchase Program (which had a remaining, unused authorization of $200,639,551 as of July 29, 2011) and does not have a stated expiration date. The approximate dollar amount of our stock that may yet be purchased under the New Repurchase Program as of September 30, 2011 was $600,212,398 (as reflected in the table above). The New Repurchase Program has resulted, and is expected to continue to result, in repurchases well in excess of the dilutive effect of shares issued under our share-based incentive plans. However, the level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. As a matter of policy, we do not repurchase shares during the period beginning on the 15th day of the third month of a fiscal quarter and ending two days following the public release of earnings and financial results for such fiscal quarter.
(2)	Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised stock options, (b) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance shares or restricted shares which vested during the quarter, (c) performance shares or restricted shares returned to us upon retirement or employment termination of employees or (d) shares of our common stock purchased by, or sold to us by, the Harris Corporation Master Rabbi Trust, with the trustee thereof acting at our direction, to fund obligations of the Rabbi Trust under our deferred compensation plans. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.

Sales of Unregistered Securities

During the first quarter of fiscal 2012, we did not issue or sell any unregistered equity securities.

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

(10)	*(a) Form of Stock Option Award Agreement Terms and Conditions (as of August 26, 2011) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2011. (Commission File Number 1-3863)

*(b) Form of Performance Share Unit Award Agreement Terms and Conditions (as of August 26, 2011) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2011. (Commission File Number 1-3863)

*(c) Form of Restricted Stock Unit Award Agreement Terms and Conditions (as of August 26, 2011) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2011. (Commission File Number 1-3863)

*(d) Amendment Number Two to the Harris Corporation Retirement Plan (Amended and Restated Effective January 1, 2011) dated August 30, 2011 and effective as of September 1, 2011.

(e) First Amendment to 364-Day Revolving Credit Agreement, dated as of September 27, 2011, by and among the Company and the other parties thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011. (Commission File Number 1-3863)

(12)	Computation of Ratio of Earnings to Fixed Charges.

(15)	Letter Regarding Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of 14 Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

(101.INS)	**XBRL Instance Document.

(101.SCH)	**XBRL Taxonomy Extension Schema Document.

(101.CAL)	**XBRL Taxonomy Extension Calculation Linkbase Document.

(101.LAB)	**XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	**XBRL Taxonomy Extension Presentation Linkbase Document.

(101.DEF)	**XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement.
**	Furnished herewith (not filed).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS CORPORATION
(Registrant)

Date: October 27, 2011	By:	/s/ Gary L. McArthur
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

(10)	*(a) Form of Stock Option Award Agreement Terms and Conditions (as of August 26, 2011) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2011. (Commission File Number 1-3863)

*(b) Form of Performance Share Unit Award Agreement Terms and Conditions (as of August 26, 2011) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2011. (Commission File Number 1-3863)

*(c) Form of Restricted Stock Unit Award Agreement Terms and Conditions (as of August 26, 2011) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2011. (Commission File Number 1-3863)

*(d) Amendment Number Two to the Harris Corporation Retirement Plan (Amended and Restated Effective January 1, 2011) dated August 30, 2011 and effective as of September 1, 2011.

(e) First Amendment to 364-Day Revolving Credit Agreement, dated as of September 27, 2011, by and among the Company and the other parties thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011. (Commission File Number 1-3863)

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