Form 10-Q
period 2011-12-30
HARRIS CORP /DE/
filed 2012-02-01
CIK 202058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2011

or

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
and (2) has been subject to such filing requirements for the past 90 days.	☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or
for such shorter period that the registrant was required to submit and post such files).	☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☐ Yes ☒ No

The number of shares outstanding of the registrant’s common stock as of January 27, 2012 was 113,872,595 shares.

HARRIS CORPORATION

FORM 10-Q

For the Quarter Ended December 30, 2011

This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Quarter Ended		Two Quarters Ended
	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
	(In millions, except per share amounts)
Revenue from product sales and services	$1,446.4	$1,438.5	$2,906.7	$2,843.9

Cost of product sales and services	(933.9)	(940.5)	(1,900.6)	(1,821.6)
Engineering, selling and administrative expenses	(286.4)	(255.2)	(577.3)	(510.4)
Non-operating income (loss)	2.9	(0.9)	3.6	(1.3)
Interest income	0.2	0.4	1.1	1.0
Interest expense	(28.2)	(20.4)	(56.2)	(38.2)

Income before income taxes	201.0	221.9	377.3	473.4
Income taxes	(68.7)	(70.8)	(123.9)	(158.4)

Net income	132.3	151.1	253.4	315.0
Noncontrolling interests, net of income taxes	0.8	—	1.3	—

Net income attributable to Harris Corporation	$133.1	$151.1	$254.7	$315.0

Net income per common share attributable to Harris Corporation common shareholders
Basic	$1.17	$1.19	$2.17	$2.46
Diluted	$1.16	$1.18	$2.16	$2.44

Cash dividends paid per common share	$0.28	$0.25	$0.56	$0.50

Basic weighted average common shares outstanding	112.4	125.9	116.1	126.3
Diluted weighted average common shares outstanding	112.8	126.8	116.5	127.3

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	December 30, 2011	July 1, 2011
	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$387.0	$366.9
Receivables	858.1	836.5
Inventories	701.3	720.8
Income taxes receivable	53.5	57.3
Current deferred income taxes	154.4	171.0
Other current assets	73.5	64.3

Total current assets	2,227.8	2,216.8
Non-current Assets
Property, plant and equipment	894.4	872.8
Goodwill	2,358.9	2,381.4
Intangible assets	472.1	502.4
Non-current deferred income taxes	36.3	5.7
Other non-current assets	182.7	193.7

Total non-current assets	3,944.4	3,956.0

	$6,172.2	$6,172.8

Liabilities and Equity
Current Liabilities
Short-term debt	$544.9	$180.0
Accounts payable	348.1	450.8
Compensation and benefits	206.6	266.2
Other accrued items	279.5	295.8
Advance payments and unearned income	275.8	232.8
Current deferred income taxes	0.9	—
Current portion of long-term debt	5.3	4.9

Total current liabilities	1,661.1	1,430.5
Non-current Liabilities
Non-current deferred income taxes	20.9	—
Long-term debt	1,883.2	1,887.2
Long-term contract liability	115.9	120.9
Other long-term liabilities	238.5	222.2

Total non-current liabilities	2,258.5	2,230.3
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 112,630,523 shares at December 30, 2011 and 123,118,804 shares at July 1, 2011	112.6	123.1
Other capital	405.9	471.2
Retained earnings	1,754.2	1,889.0
Accumulated other comprehensive income (loss)	(28.9)	18.7

Total shareholders’ equity	2,243.8	2,502.0
Noncontrolling interests	8.8	10.0

Total equity	2,252.6	2,512.0

	$6,172.2	$6,172.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Two Quarters Ended
	December 30, 2011	December 31, 2010
	(In millions)
Operating Activities
Net income	$253.4	$315.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129.3	96.2
Share-based compensation	16.6	26.1
Non-current deferred income taxes	(3.4)	9.8
(Increase) decrease in:
Accounts and notes receivable	(21.7)	62.1
Inventories	21.5	(1.5)
Increase (decrease) in:
Accounts payable and accrued expenses	(169.4)	(71.8)
Advance payments and unearned income	43.0	12.9
Income taxes	7.3	(46.8)
Other	1.4	(12.7)

Net cash provided by operating activities	278.0	389.3

Investing Activities
Net cash paid for acquired businesses	(14.0)	(518.0)
Cash paid for cost-method investment	—	(10.0)
Additions of property, plant and equipment	(111.3)	(101.0)
Additions of capitalized software	(11.2)	(7.2)

Net cash used in investing activities	(136.5)	(636.2)

Financing Activities
Proceeds from borrowings	364.9	689.0
Repayments of borrowings	(3.7)	(0.3)
Proceeds from exercise of employee stock options	6.2	10.5
Repurchases of common stock	(423.2)	(105.7)
Cash dividends	(64.5)	(64.0)

Net cash provided by (used in) financing activities	(120.3)	529.5

Effect of exchange rate changes on cash and cash equivalents	(1.1)	3.0

Net increase in cash and cash equivalents	20.1	285.6

Cash and cash equivalents, beginning of year	366.9	455.2

Cash and cash equivalents, end of quarter	$387.0	$740.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 30, 2011

Note A — Significant Accounting Policies and Recent Accounting Standards

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Harris Corporation and its subsidiaries. As used in these Notes to Condensed Consolidated Financial Statements (Unaudited) (these “Notes”), the terms “Harris,” “Company,” “we,” “our” and “us” refer to Harris Corporation and its consolidated subsidiaries. Intercompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements have been prepared by Harris, without an audit, in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for annual financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented therein. The results for the quarter and two quarters ended December 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at July 1, 2011 has been derived from the audited financial statements but does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. We provide complete financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 1, 2011 (our “Fiscal 2011 Form 10-K”).

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the accompanying condensed consolidated financial statements and these Notes. Actual results could differ from those estimates and assumptions.

Accounting Standards Issued But Not Yet Effective

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that generally aligns the principles for fair value measurements and related disclosure requirements under U.S. GAAP and International Financial Reporting Standards. The amendments in this update include clarifications of the FASB’s intent about the application of existing fair value measurements and disclosure requirements and changes to particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. Expanded disclosure requirements include disclosures of all transfers between Levels 1 and 2 of the fair value hierarchy, disclosure of the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes, and various quantitative and qualitative disclosures pertaining to Level 3 measurements. This update is to be applied prospectively and is effective for interim and annual reporting periods beginning after December 15, 2011, which for us is our third quarter of fiscal 2012. We do not currently anticipate that the adoption of this update will materially impact our financial position, results of operations or cash flows.

In June 2011, the FASB issued an accounting standards update that requires entities to present components of net income, components of other comprehensive income (“OCI”) and total comprehensive income in one continuous statement or two separate but consecutive statements. Entities will no longer be allowed to present OCI in the statement of equity. Additionally, this update requires entities to present on the face of the financial statements reclassification adjustments for each component of accumulated other comprehensive income in both net income and OCI. This update is to be applied retrospectively and is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2011, which for us is our fiscal 2013. In December 2011, however, the FASB approved a deferral of the effective date of the update’s requirement to present on the face of the financial statements reclassification adjustments for each component of accumulated other comprehensive income in both net income and OCI; and during calendar 2012, the FASB plans to reconsider this requirement. The adoption of this update will not impact our financial position, results of operations or cash flows.

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

Note B — Stock Options and Other Share-Based Compensation

As of December 30, 2011, we had two shareholder-approved employee stock incentive plans (“SIPs”) under which options or other share-based compensation was outstanding, and we had the following types of share-based awards outstanding under our SIPs: stock options, performance share awards, performance share unit awards, restricted stock awards and restricted stock unit awards. We believe that such awards more closely align the interests of employees with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our SIPs). The compensation cost related to our share-based awards that was charged against income for the quarter and two quarters ended December 30, 2011 was $7.3 million and $16.6 million, respectively. The compensation cost related to our share-based awards that was charged against income for the quarter and two quarters ended December 31, 2010 was $10.1 million and $26.1 million, respectively.

Grants to employees under our SIPs during the quarter ended December 30, 2011 consisted of 372,752 stock options, 139,075 performance share unit awards and 62,650 restricted stock unit awards. Grants to employees under our SIPs during the two quarters ended December 30, 2011 consisted of 1,825,502 stock options, 271,275 performance share unit awards, 360,550 restricted stock unit awards and 10,400 restricted stock awards. The fair value of each option award was estimated on the date of grant using the Black-Scholes-Merton option-pricing model which used the following assumptions: expected volatility of 34.63 percent; expected dividend yield of 2.24 percent; and expected life in years of 5.10.

Note C — Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

Comprehensive income for the quarter and two quarters ended December 30, 2011 and December 31, 2010 was comprised of the following:

	Quarter Ended		Two Quarters Ended
	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
	(In millions)
Net income	$132.3	$151.1	$253.4	$315.0
Other comprehensive income (loss):
Foreign currency translation	(11.6)	5.0	(51.0)	15.5
Net unrealized gain (loss) on hedging derivatives, net of income taxes	0.2	0.3	0.6	(0.1)
Net unrealized gain (loss) on securities available-for-sale, net of income taxes	(0.1)	1.0	0.3	0.1
Amortization of loss on treasury lock, net of income taxes	0.2	0.1	0.3	0.3
Recognition of pension actuarial losses in net income, net of income taxes	1.0	1.4	2.2	1.5

Total comprehensive income	122.0	158.9	205.8	332.3
Comprehensive loss attributable to noncontrolling interests	0.8	—	1.3	—

Total comprehensive income attributable to Harris Corporation	$122.8	$158.9	$207.1	$332.3

The components of accumulated other comprehensive income (loss) at December 30, 2011 and July 1, 2011 were as follows:

	December 30, 2011	July 1, 2011
	(In millions)
Foreign currency translation	$(0.2)	$50.8
Net unrealized gain (loss) on hedging derivatives, net of income taxes	0.5	(0.1)
Net unrealized gain on securities available-for-sale, net of income taxes	1.4	1.1
Unamortized loss on treasury lock, net of income taxes	(3.2)	(3.5)
Unrecognized pension obligations, net of income taxes	(27.4)	(29.6)

	$(28.9)	$18.7

Note D — Receivables

Receivables are summarized below:

	December 30, 2011	July 1, 2011
	(In millions)
Accounts receivable	$766.1	$703.4
Unbilled costs on cost-plus contracts	93.4	138.5
Notes receivable due within one year, net	8.9	6.5

	868.4	848.4
Less allowances for collection losses	(10.3)	(11.9)

	$858.1	$836.5

Note E — Inventories

Inventories are summarized below:

	December 30, 2011	July 1, 2011
	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$369.7	$381.0
Finished products	115.2	137.2
Work in process	60.6	60.1
Raw materials and supplies	155.8	142.5

	$701.3	$720.8

Unbilled costs and accrued earnings on fixed-price contracts were net of progress payments of $108.3 million at December 30, 2011 and $85.1 million at July 1, 2011.

Note F — Property, Plant and Equipment

Property, plant and equipment are summarized below:

	December 30, 2011	July 1, 2011
	(In millions)
Land	$17.6	$17.6
Software capitalized for internal use	120.2	121.0
Buildings	497.7	490.4
Machinery and equipment	1,167.3	1,087.4

	1,802.8	1,716.4
Less allowances for depreciation and amortization	(908.4)	(843.6)

	$894.4	$872.8

Depreciation and amortization expense related to property, plant and equipment for the quarter and two quarters ended December 30, 2011 was $43.8 million and $83.2 million, respectively. Depreciation and amortization expense related to property, plant and equipment for the quarter and two quarters ended December 31, 2010 was $30.7 million and $60.6 million, respectively.

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

The Amended 364-Day Credit Agreement contains certain customary covenants, including covenants limiting: certain liens on our assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and certain investments in unrestricted subsidiaries. The Amended 364-Day Credit Agreement also requires that we not permit our ratio of consolidated total indebtedness to total capital, each as defined, to be greater than 0.60 to 1.00 and not permit our ratio of consolidated EBITDA to consolidated net interest expense, each as defined, to be less than 3.00 to 1.00 (measured on the last day of each fiscal quarter for the rolling four-quarter period then ending). We were in compliance with the covenants in the Amended 364-Day Credit Agreement in the second quarter of fiscal 2012. The Amended 364-Day Credit Agreement contains certain events of default, including: failure to make payments; failure to perform or observe terms, covenants and agreements; material inaccuracy of any representation or warranty; payment default under other indebtedness with a principal amount in excess of $75 million, other default under such other indebtedness that permits acceleration of such indebtedness, or acceleration of such other indebtedness; occurrence of one or more final judgments or orders for the payment of money in excess of $75 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $75 million; any bankruptcy or insolvency; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the Amended 364-Day Credit Agreement are due and mature on September 26, 2012, unless the commitments are terminated earlier either at our request or if certain events of default occur. At December 30, 2011, we had no borrowings outstanding under the Amended 364-Day Credit Agreement.

We had short-term debt at December 30, 2011, September 30, 2011 and July 1, 2011 of $544.9 million, $561.0 million and $180.0 million, respectively, which consisted primarily of commercial paper outstanding under our commercial paper program that was supported by our $750 million senior unsecured revolving credit facility under the 2008 Credit Agreement (as defined in the “Capital Structure and Resources” discussion in Part I. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report). Our short-term debt at July 1, 2011 was primarily due to commercial paper issued to fund a portion of the purchase price for our acquisitions of the Global Connectivity Services business of the Schlumberger group (“Schlumberger GCS”) and Carefx Corporation (“Carefx”) during the fourth quarter of fiscal 2011. The higher amount of short-term debt at September 30, 2011 and December 30, 2011 compared with July 1, 2011 was primarily due to commercial paper issued to fund repurchases we made under our new share repurchase program during the first quarter of fiscal 2012.

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

Note H — Accrued Warranties

Changes in our warranty liability, which is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited), during the two quarters ended December 30, 2011 were as follows:

(In millions)
Balance at July 1, 2011	$52.8
Warranty provision for sales made during the two quarters ended December 30, 2011	10.0
Settlements made during the two quarters ended December 30, 2011	(9.6)
Other adjustments to warranty liability, including those for foreign currency translation, during the two quarters ended December 30, 2011	(1.0)

Balance at December 30, 2011	$52.2

Note I — Net Income Per Share

The computations of net income per share are as follows (in this Note I, “net income” refers to net income attributable to Harris Corporation common shareholders):

	Quarter Ended		Two Quarters Ended
	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
	(In millions, except per share amounts)
Net income	$133.1	$151.1	$254.7	$315.0
Adjustments for participating securities outstanding	(1.9)	(1.9)	(3.3)	(3.9)

Net income used in basic and diluted common share calculations (A)	$131.2	$149.2	$251.4	$311.1

Basic weighted average common shares outstanding (B)	112.4	125.9	116.1	126.3
Impact of dilutive stock options	0.4	0.9	0.4	1.0

Diluted weighted average common shares outstanding (C)	112.8	126.8	116.5	127.3

Net income per basic common share (A)/(B)	$1.17	$1.19	$2.17	$2.46
Net income per diluted common share (A)/(C)	$1.16	$1.18	$2.16	$2.44

Potential dilutive common shares consist of employee stock options. Employee stock options to purchase approximately 5,227,907 and 3,160,928 shares of our common stock were outstanding at December 30, 2011 and December 31, 2010, respectively, but were not included as dilutive stock options in the computations of net income per diluted common share because the effect would have been antidilutive as the options’ exercise prices exceeded the average market price of our common stock.

Note J — Non-Operating Income (Loss)

The components of non-operating income (loss) were as follows:

	Quarter Ended		Two Quarters Ended
	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
	(In millions)
Impairment of investments	$—	$(0.7)	$—	$(0.7)
Equity income	—	—	0.4	—
Net royalty income (expense)	2.9	(0.2)	3.1	(0.6)
Other	—	—	0.1	—

	$2.9	$(0.9)	$3.6	$(1.3)

Note K — Income Taxes

Our effective tax rate (income taxes as a percentage of income before income taxes) was 34.2 percent in the second quarter of fiscal 2012 compared with 31.9 percent in the second quarter of fiscal 2011. In the second quarter of fiscal 2011, our effective tax rate benefited from a $5.9 million tax benefit associated with legislative action during the second quarter of fiscal 2011 that restored the U.S. Federal income tax credit for research and development expenses.

Our effective tax rate was 32.8 percent in the first two quarters of fiscal 2012 compared with 33.5 percent in the first two quarters of fiscal 2011. In the first two quarters of fiscal 2012, our effective tax rate benefited from a reduction in state taxes due to changes in certain state tax laws and a reduction in estimated tax liabilities. In the first two quarters of fiscal 2011, the major discrete item was the same as that noted above regarding the second quarter of fiscal 2011.

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

The following table represents the fair value hierarchy of our assets and liabilities measured at fair value on a recurring basis (at least annually) as of December 30, 2011:

	Level 1	Level 2	Level 3	Total
	(In millions)
Assets
Marketable equity securities (1)	$5.9	$—	$—	$5.9
Deferred compensation plan investments: (2)
Money market fund	31.0	—	—	31.0
Stock fund	38.6	—	—	38.6
Equity security	14.7	—	—	14.7
Foreign currency forward contracts (3)	—	4.3	—	4.3
Liabilities
Deferred compensation plans (4)	87.0	—	—	87.0
Foreign currency forward contracts (5)	—	3.4	—	3.4

(1)	Represents investments classified as securities available-for-sale, which we include in the “Other current assets” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited).
(2)	Represents investments held in a Rabbi Trust associated with our non-qualified deferred compensation plans, which we include in the “Other current assets” and “Other non-current assets” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited).
(3)	Includes derivatives designated as hedging instruments, which we include in the “Other current assets” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited). The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities.
(4)	Primarily represents obligations to pay benefits under certain non-qualified deferred compensation plans, which we include in the “Compensation and benefits” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited). Under these plans, participants designate investment options (including money market, stock and fixed-income funds), which serve as the basis for measurement of the notional value of their accounts.
(5)	Includes derivatives designated as hedging instruments, which we include in the “Other accrued items” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited). The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities.

Assets and liabilities that were measured at fair value on a nonrecurring basis were not material during the quarter and two quarters ended December 30, 2011.

The following table represents the carrying amounts and estimated fair values of our significant financial instruments that are not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	December 30, 2011		July 1, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Financial Liabilities
Long-term debt (including current portion) (1)	$1,888.5	$2,177.0	$1,892.1	$2,068.4

(1)	The estimated fair value was measured using a market approach based on quoted market prices for our debt traded in the secondary market.

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

At December 30, 2011, we had open foreign currency forward contracts with a notional amount of $95.0 million, of which $47.7 million were classified as fair value hedges and $47.3 million were classified as cash flow hedges. This compares with open foreign currency forward contracts with a notional amount of $83.9 million at July 1, 2011, of which $30.2 million were classified as fair value hedges and $53.7 million were classified as cash flow hedges. At December 30, 2011, contract expiration dates ranged from less than 1 month to 27 months with a weighted average contract life of 4 months.

Balance Sheet Hedges

To manage the exposure in our balance sheet to risks from changes in foreign currency exchange rates, we implement fair value hedges. More specifically, we use foreign currency forward contracts and options to hedge certain balance sheet items, including foreign currency denominated accounts receivable and inventory. Changes in the value of the derivatives and the related hedged items are reflected in earnings, in the “Cost of product sales and services” line item in the accompanying Condensed Consolidated Statement of Income (Unaudited). As of December 30, 2011, we had outstanding foreign currency forward contracts denominated in the Euro, Canadian Dollar, Singapore Dollar, British Pound, Brazilian Real and Norwegian Krone to hedge certain balance sheet items. The net gains or losses on foreign currency forward contracts designated as fair value hedges were not material for the quarter and two quarters ended December 30, 2011 or for the quarter and two quarters ended December 31, 2010. In addition, no amounts were recognized in earnings in the quarter and two quarters ended December 30, 2011 or in the quarter and two quarters ended December 31, 2010 related to hedged firm commitments that no longer qualify as fair value hedges.

Cash Flow Hedges

To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments from suppliers, future committed sales to customers and intercompany transactions. These derivatives are primarily being used to hedge currency exposures from cash flows anticipated in our RF Communications segment related to programs in the United Kingdom and Canada. We also have hedged U.S. dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of December 30, 2011, we had outstanding foreign currency forward contracts denominated in the Euro, British Pound and Canadian Dollar to hedge certain forecasted transactions.

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

The net gains or losses from cash flow hedges recognized in earnings or recorded in other comprehensive income, including gains or losses related to hedge ineffectiveness, were not material in the quarter and two quarters ended December 30, 2011 or in the quarter and two quarters ended December 31, 2010. We do not expect the net gains or losses recognized in the “Accumulated other comprehensive income (loss)” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of December 30, 2011 that will be reclassified to earnings from other comprehensive income within the next 12 months to be material.

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

See Note L — Fair Value Measurements in these Notes for the amount of the assets and liabilities related to these foreign currency forward contracts in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of December 30, 2011, and see Note C — Comprehensive Income and Accumulated Other Comprehensive Income (Loss) in these Notes for additional information on changes in accumulated other comprehensive income (loss) for the quarter and two quarters ended December 30, 2011.

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

Total assets by business segment are summarized below:

	December 30, 2011	July 1, 2011
	(In millions)
Total Assets
RF Communications	$1,343.1	$1,378.7
Integrated Network Solutions	3,086.5	3,068.7
Government Communications Systems	945.3	956.4
Corporate	797.3	769.0

	$6,172.2	$6,172.8

Segment revenue, segment operating income and a reconciliation of segment operating income to total income before income taxes follow:

	Quarter Ended		Two Quarters Ended
	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
	(In millions)
Revenue
RF Communications	$525.7	$544.7	$1,022.8	$1,111.2
Integrated Network Solutions	526.4	495.9	1,080.6	937.5
Government Communications Systems	422.4	421.7	866.1	845.8
Corporate eliminations	(28.1)	(23.8)	(62.8)	(50.6)

	$1,446.4	$1,438.5	$2,906.7	$2,843.9

Income Before Income Taxes
Segment Operating Income
RF Communications	$172.4	$189.3	$326.4	$417.8
Integrated Network Solutions (1)	15.6	20.5	24.8	47.1
Government Communications Systems	62.9	59.4	126.0	104.0
Unallocated corporate expense	(22.0)	(22.0)	(40.6)	(47.7)
Corporate eliminations	(2.8)	(4.4)	(7.8)	(9.3)
Non-operating income (loss) (2)	2.9	(0.9)	3.6	(1.3)
Net interest expense	(28.0)	(20.0)	(55.1)	(37.2)

	$201.0	$221.9	$377.3	$473.4

(1)	Operating income in our Integrated Network Solutions segment in the quarter ended December 30, 2011 included charges of $9.7 million for integration and other costs associated with our acquisitions of CapRock Holdings, Inc. and its subsidiaries, including CapRock Communications, Inc. (collectively, “CapRock”) and Schlumberger GCS. Operating income in our Integrated Network Solutions segment in the two quarters ended December 30, 2011 included charges of $19.3 million for integration and other costs associated with our acquisitions of CapRock, Schlumberger GCS and Carefx. Operating income in our Integrated Network Solutions segment in the quarter and two quarters ended December 31, 2010 included charges of $4.2 million and $6.2 million, respectively, for integration and other costs associated with our acquisition of CapRock. Additionally, operating income in our Integrated Network Solutions segment in the quarter and two quarters ended December 30, 2011 included $8.2 million and $23.9 million, respectively, of combined losses related to our cyber and healthcare solutions initiatives.
(2)	“Non-operating income (loss)” includes equity investment income (loss), royalties and related intellectual property expenses, gains and losses on sales of investments and securities available-for-sale, and impairments of investments and securities available-for-sale.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Harris Corporation

We have reviewed the condensed consolidated balance sheet of Harris Corporation as of December 30, 2011, and the related condensed consolidated statements of income for the quarter and two quarters ended December 30, 2011 and December 31, 2010, and the condensed consolidated statements of cash flows for the two quarters ended December 30, 2011 and December 31, 2010. These financial statements are the responsibility of the Company’s management.

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

February 1, 2012

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

RESULTS OF OPERATIONS

Highlights

Operations results for the second quarter of fiscal 2012 include:

•	Revenue increased 0.5 percent to $1,446.4 million in the second quarter of fiscal 2012 from $1,438.5 million in the second quarter of fiscal 2011;

•	Net income decreased to $133.1 million, or $1.16 per diluted share, in the second quarter of fiscal 2012 from $151.1 million, or $1.18 per diluted share, in the second quarter of fiscal 2011;

•

Our RF Communications segment revenue decreased 3.5 percent to $525.7 million and operating income decreased 8.9 percent to $172.4 million in the second quarter of fiscal 2012 compared with the second quarter of fiscal 2011;

•

Our Integrated Network Solutions segment revenue increased 6.2 percent to $526.4 million and operating income decreased 23.9 percent to $15.6 million in the second quarter of fiscal 2012 compared with the second quarter of fiscal 2011. Revenue in the second quarter of fiscal 2012 benefited from our acquisition of Schlumberger GCS in the fourth quarter of fiscal 2011, and operating income in the second quarter of fiscal 2012 was impacted by $9.7 million of acquisition-related charges and a combined loss of $8.2 million related to our cyber and healthcare solutions initiatives;

•

Our Government Communications Systems segment revenue increased 0.2 percent to $422.4 million and operating income increased 5.9 percent to $62.9 million in the second quarter of fiscal 2012 compared with the second quarter of fiscal 2011; and

•

Net cash provided by operating activities was $278.0 million in the first two quarters of fiscal 2012 compared with $389.3 million in the first two quarters of fiscal 2011, a decrease of 28.6 percent. Net cash provided by operating activities was $199.3 million in the second quarter of fiscal 2012 compared with $94.4 million in the second quarter of fiscal 2011, an increase of 111.1 percent.

Consolidated Results of Operations

Revenue and Net Income

	Quarter Ended			Two Quarters Ended
	December 30, 2011	December 31, 2010	% Inc/(Dec)	December 30, 2011	December 31, 2010	% Inc/(Dec)
	(Dollars in millions, except per share amounts)
Revenue	$1,446.4	$1,438.5	0.5%	$2,906.7	$2,843.9	2.2%
Net income	$133.1	$151.1	(11.9)%	$254.7	$315.0	(19.1)%
% of revenue	9.2%	10.5%		8.8%	11.1%
Net income per diluted common share	$1.16	$1.18	(1.7)%	$2.16	$2.44	(11.5)%

Second Quarter 2012 Compared With Second Quarter 2011: The increase in revenue in the second quarter of fiscal 2012 compared with the second quarter of fiscal 2011 was primarily due to higher revenue in our Integrated Network Solutions segment, which benefited from our acquisition of Schlumberger GCS in the fourth quarter of fiscal 2011, partially offset by lower revenue in our RF Communications segment. Revenue in our RF Communications segment in the second quarter of fiscal 2011 benefited from $80 million in expedited shipments of tactical radios to equip mine resistant ambush protected vehicles (“MRAPs”).

The decrease in net income and net income as a percentage of revenue in the second quarter of fiscal 2012 compared with the second quarter of fiscal 2011 was primarily due to operating income in the second quarter of fiscal 2011 benefiting from expedited shipments of tactical radios by our RF Communications segment, as noted above. Additionally, operating income in our Integrated Network Solutions segment decreased, primarily due to integration and other costs associated with our acquisitions of CapRock and Schlumberger GCS and a combined loss of $8.2 million related to our cyber and healthcare solutions initiatives. Also, interest expense increased in the second quarter of fiscal 2012 compared with the second quarter of fiscal 2011, primarily due to higher levels of borrowings to fund acquisitions of businesses in fiscal 2011 and repurchases under our new share repurchase program during the first quarter of fiscal 2012. These drivers of the decrease in net income and net income as a percentage of revenue were partially offset by stronger operating results in our Government Communications Systems segment, primarily driven by a more favorable product mix and outstanding cost performance on fixed-price programs. Moreover, the effect of these items on the decrease in net income per diluted common share in the second quarter of fiscal 2012 compared with the second quarter of fiscal 2011 was partially offset by the significant reduction in average common shares outstanding as a result of share repurchases during the first quarter of fiscal 2012.

First Two Quarters 2012 Compared With First Two Quarters 2011: The increase in revenue in the first two quarters of fiscal 2012 compared with the first two quarters of fiscal 2011 was primarily due to higher revenue in our Integrated Network Solutions segment, which benefited from our acquisitions of CapRock and Schlumberger GCS in fiscal 2011, partially offset by lower revenue in our RF Communications segment. Revenue in our RF Communications segment in the first two quarters of fiscal 2011 benefited significantly from expedited shipments of tactical radios to equip MRAPs.

The decrease in net income and net income as a percentage of revenue in the first two quarters of fiscal 2012 compared with the first two quarters of fiscal 2011 was primarily due to operating income in the first two quarters of fiscal 2011 benefiting from expedited shipments of tactical radios by our RF Communications segment, as noted above. Additionally, operating income in our Integrated Network Solutions segment decreased, primarily due to integration and other costs associated with our acquisitions of CapRock, Schlumberger GCS and Carefx and losses related to our cyber and healthcare solutions initiatives. Also, interest expense increased in the first two quarters of fiscal 2012 compared with the first two quarters of fiscal 2011 for the same reasons as noted above regarding the second quarters of fiscal 2012 and 2011. These drivers of the decrease in net income and net income as a percentage of revenue were partially offset by stronger operating results in our Government Communications Systems segment, primarily driven by a more favorable product mix and excellent program performance. Moreover, the effect of these items on the decrease in net income per diluted common share in the first two quarters of fiscal 2012 compared with the first two quarters of fiscal 2011 was partially offset by the significant reduction in average common shares outstanding as a result of share repurchases during the first quarter of fiscal 2012.

See the “Discussion of Business Segment Results of Operations,” “Interest Income and Expense” and “Common Stock Repurchases” discussions below in this MD&A for further information.

Gross Margin

	Quarter Ended			Two Quarters Ended
	December 30, 2011	December 31, 2010	% Inc/(Dec)	December 30, 2011	December 31, 2010	% Inc/(Dec)
	(Dollars in millions)
Revenue	$1,446.4	$1,438.5	0.5%	$2,906.7	$2,843.9	2.2%
Cost of product sales and services	(933.9)	(940.5)	(0.7)%	(1,900.6)	(1,821.6)	4.3%
Gross margin	$512.5	$498.0	2.9%	$1,006.1	$1,022.3	(1.6)%
% of revenue	35.4%	34.6%		34.6%	35.9%

Second Quarter 2012 Compared With Second Quarter 2011: The increase in gross margin as a percentage of revenue (“gross margin percentage”) in the second quarter of fiscal 2012 compared with the second quarter of fiscal 2011 was due to improvement in the gross margin percentage in our Integrated Network Solutions segment, primarily reflecting higher gross margin percentages from managed satellite and terrestrial communications solutions and our healthcare solutions initiative, and improvement in the gross margin percentage in our Government Communications Systems segment, primarily driven by a more favorable product mix and outstanding cost performance on fixed-price programs. The increase in gross margin percentage was partially offset by a decline in the gross margin percentage in our RF Communications segment in the second quarter of fiscal 2012 compared with the second quarter of fiscal 2011, primarily due to a less favorable product mix as a result of lower sales of tactical radios to equip MRAPs.

First Two Quarters 2012 Compared With First Two Quarters 2011: The decrease in gross margin percentage in the first two quarters of fiscal 2012 compared with the first two quarters of fiscal 2011 was primarily due to a decline in the gross margin percentage in our RF Communications segment, primarily due to a less favorable product mix as a result of significantly lower sales of tactical radios to equip MRAPs, partially offset by improvement in the gross margin percentage in our Integrated Network Solutions and Government Communications Systems segments for the same reasons as noted above regarding the second quarters of fiscal 2012 and 2011, as well as excellent program performance in our Government Communications Systems segment.

See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Engineering, Selling and Administrative Expenses

	Quarter Ended			Two Quarters Ended
	December 30, 2011	December 31, 2010	% Inc/(Dec)	December 30, 2011	December 31, 2010	% Inc/(Dec)
	(Dollars in millions)
Engineering, selling and administrative expenses	$286.4	$255.2	12.2%	$577.3	$510.4	13.1%
% of revenue	19.8%	17.7%		19.9%	17.9%

Second Quarter 2012 Compared With Second Quarter 2011: The increase in engineering, selling and administrative (“ESA”) expenses and ESA expenses as a percentage of revenue in the second quarter of fiscal 2012 compared with the second quarter of fiscal 2011 was primarily due to our acquisitions of CapRock, Schlumberger GCS and Carefx in fiscal 2011, including integration and other costs associated with our acquisitions of CapRock and Schlumberger GCS.

First Two Quarters 2012 Compared With First Two Quarters 2011: The increase in ESA expenses and ESA expenses as a percentage of revenue in the first two quarters of fiscal 2012 compared with the first two quarters of fiscal 2011 was primarily due to our acquisitions of CapRock, Schlumberger GCS and Carefx in fiscal 2011, including integration and other costs associated with these acquisitions.

See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Non-Operating Income (Loss)

	Quarter Ended			Two Quarters Ended
	December 30, 2011	December 31, 2010	% Inc/(Dec)	December 30, 2011	December 31, 2010	% Inc/(Dec)
	(Dollars in millions)
Non-operating income (loss)	$2.9	$(0.9)	*	$3.6	$(1.3)	*

*	Not meaningful

Second Quarter 2012 Compared With Second Quarter 2011: The non-operating income in the second quarter of fiscal 2012 was primarily due to $3.2 million of royalty income related to certain patents. See Note J — Non-Operating Income (Loss) in the Notes for further information.

First Two Quarters 2012 Compared With First Two Quarters 2011: The non-operating income in the first two quarters of fiscal 2012 was primarily due to the same reason as noted above regarding the second quarter of fiscal 2012. See Note J — Non-Operating Income (Loss) in the Notes for further information.

Interest Income and Expense

	Quarter Ended			Two Quarters Ended
	December 30, 2011	December 31, 2010	% Inc/(Dec)	December 30, 2011	December 31, 2010	% Inc/(Dec)
	(Dollars in millions)
Interest income	$0.2	$0.4	(50.0)%	$1.1	$1.0	10.0%
Interest expense	(28.2)	(20.4)	38.2%	(56.2)	(38.2)	47.1%

Second Quarter 2012 Compared With Second Quarter 2011: Our interest income decreased in the second quarter of fiscal 2012 compared with the second quarter of fiscal 2011 due to lower balances of cash and cash equivalents. Our interest expense increased in the second quarter of fiscal 2012 compared with the second quarter of fiscal 2011, primarily due to higher levels of borrowings to fund acquisitions of businesses in fiscal 2011 and repurchases under our new share repurchase program during the first quarter of fiscal 2012.

First Two Quarters 2012 Compared With First Two Quarters 2011: Our interest expense increased in the first two quarters of fiscal 2012 compared with the first two quarters of fiscal 2011 for the same reason as noted above regarding the second quarters of fiscal 2012 and 2011.

See the “Discussion of Business Segment Results of Operations” and “Common Stock Repurchases” discussions below in this MD&A for further information.

Income Taxes

	Quarter Ended			Two Quarters Ended
	December 30, 2011	December 31, 2010	% Inc/(Dec)	December 30, 2011	December 31, 2010	% Inc/(Dec)
	(Dollars in millions)
Income before income taxes	$201.0	$221.9	(9.4)%	$377.3	$473.4	(20.3)%
Income taxes	68.7	70.8	(3.0)%	123.9	158.4	(21.8)%
Effective tax rate	34.2%	31.9%		32.8%	33.5%

Second Quarter 2012 Compared With Second Quarter 2011: In the second quarter of fiscal 2011, our effective tax rate (income taxes as a percentage of income before income taxes) benefited from a $5.9 million tax benefit associated with legislative action during the second quarter of fiscal 2011 that restored the U.S. Federal income tax credit for research and development expenses.

First Two Quarters 2012 Compared With First Two Quarters 2011: In the first two quarters of fiscal 2012, our effective tax rate benefited from a reduction in state taxes due to changes in certain state tax laws and a reduction in estimated tax liabilities. In the first two quarters of fiscal 2011, the major discrete item was the same as that noted above regarding the second quarter of fiscal 2011.

Discussion of Business Segment Results of Operations

RF Communications Segment

	Quarter Ended			Two Quarters Ended
	December 30, 2011	December 31, 2010	% Inc/(Dec)	December 30, 2011	December 31, 2010	% Inc/(Dec)
	(Dollars in millions)
Revenue	$525.7	$544.7	(3.5)%	$1,022.8	$1,111.2	(8.0)%
Segment operating income	172.4	189.3	(8.9)%	326.4	417.8	(21.9)%
% of revenue	32.8%	34.8%		31.9%	37.6%

Second Quarter 2012 Compared With Second Quarter 2011: The decrease in RF Communications segment revenue in the second quarter of fiscal 2012 compared with the second quarter of fiscal 2011 was due to a decrease in Tactical Communications revenue, partially offset by an increase in Public Safety and Professional Communications revenue. Tactical Communications revenue in the second quarter of fiscal 2012 of $391 million reflected a decline in Department of Defense revenue primarily as a result of revenue in the second quarter of fiscal 2011 benefiting from $80 million in expedited shipments of tactical radios to equip MRAPs, partially offset by a significant increase in international revenue. Tactical Communications international revenue was driven by major deliveries to countries in Asia and Africa. Public Safety and Professional Communications revenue in the second quarter of fiscal 2012 was $135 million, an increase of 14 percent compared with the second quarter of fiscal 2011.

The decrease in RF Communications segment operating income and operating income as a percentage of revenue in the second quarter of fiscal 2012 compared with the second quarter of fiscal 2011 was primarily due to operating income in the second quarter of fiscal 2011 benefiting from $80 million in expedited shipments of tactical radios to equip MRAPs.

Orders in the second quarter of fiscal 2012 for our RF Communications segment totaled $268 million, including $183 million in Tactical Communications and $85 million in Public Safety and Professional Communications. At the end of the second quarter of fiscal 2012, backlog was $581 million in Tactical Communications and $671 million in Public Safety and Professional Communications.

Orders in the second quarter of fiscal 2012 included $70 million from a country in Africa for Falcon II® radios for the next phase of a multi-year modernization program, bringing orders to a total of $257 million for this program that we believe has a potential value of $400 million. Orders also included an $11 million order from the Brazilian Ministry of Defence for Falcon II and Falcon III® radios in support of multi-year modernization programs, bringing orders to a total of $29 million for these programs that we believe have a potential opportunity in excess of $300 million over the next several years in this rapidly emerging market.

Following the close of the second quarter of fiscal 2012, we received a $235 million order from the Australian Department of Defence for Falcon II and Falcon III radios for the second phase of the Battlespace Communications System (Land) project (“JP2072”). This was the second order under this multi-year modernization program that we believe is potentially worth $500 million and brings orders to a total of $347 million for this program.

First Two Quarters 2012 Compared With First Two Quarters 2011: The decrease in RF Communications segment revenue, operating income and operating income as a percentage of revenue in the first two quarters of fiscal 2012 compared with the first two quarters of fiscal 2011 was primarily for the same reasons as noted above regarding the second quarters of fiscal 2012 and 2011.

Integrated Network Solutions Segment

	Quarter Ended			Two Quarters Ended
	December 30, 2011	December 31, 2010	% Inc/(Dec)	December 30, 2011	December 31, 2010	% Inc/(Dec)
	(Dollars in millions)
Revenue	$526.4	$495.9	6.2%	$1,080.6	$937.5	15.3%
Segment operating income	15.6	20.5	(23.9)%	24.8	47.1	(47.3)%
% of revenue	3.0%	4.1%		2.3%	5.0%

Second Quarter 2012 Compared With Second Quarter 2011: The increase in Integrated Network Solutions segment revenue in the second quarter of fiscal 2012 compared with the second quarter of fiscal 2011 was primarily due to revenue from Schlumberger GCS, which we acquired in the fourth quarter of fiscal 2011, and higher revenue related to our healthcare solutions initiative. This increase in revenue was partially offset by lower IT services revenue.

Integrated Network Solutions operating income and operating income as a percentage of revenue were lower in the second quarter of fiscal 2012 compared with the second quarter of fiscal 2011, primarily due to the impact of charges for integration and other costs associated with our acquisitions of CapRock and Schlumberger GCS and a combined loss of $8.2 million related to our cyber and healthcare solutions initiatives.

New Indefinite Delivery Indefinite Quantity (“IDIQ”) contract vehicles awarded in the second quarter of fiscal 2012 in our Integrated Network Solutions segment included Connections II from the General Services Administration (a contract vehicle with a total ceiling value of $5 billion, for which we were one of 21 companies chosen to participate) to deliver IT communications and networking solutions for U.S. Federal government agencies worldwide; a five-year contract, potentially worth $82 million, with a classified customer to provide a fully-managed, end-to-end communications solution using both terrestrial and satellite capabilities; and a five-year IT services subcontract, potentially worth $31 million, for the U.S. Navy Cyber Forces Command OCONUS Navy Enterprise Network (“ONE-Net”).

First Two Quarters 2012 Compared With First Two Quarters 2011: Integrated Network Solutions segment revenue increased in the first two quarters of fiscal 2012 compared with the first two quarters of fiscal 2011 for the same reasons as noted above regarding the second quarters of fiscal 2012 and 2011, as well as due to revenue from CapRock, which we acquired in the first quarter of fiscal 2011. Additionally, Integrated Network Solutions segment operating income and operating income as a percentage of revenue decreased in the first two quarters of fiscal 2012 compared with the first two quarters of fiscal 2011 due to the impact of charges for integration and other costs associated with our acquisitions of CapRock, Schlumberger GCS and Carefx and losses related to our cyber and healthcare solutions initiatives.

Government Communications Systems Segment

	Quarter Ended			Two Quarters Ended
	December 30, 2011	December 31, 2010	% Inc/(Dec)	December 30, 2011	December 31, 2010	% Inc/(Dec)
	(Dollars in millions)
Revenue	$422.4	$421.7	0.2%	$866.1	$845.8	2.4%
Segment operating income	62.9	59.4	5.9%	126.0	104.0	21.2%
% of revenue	14.9%	14.1%		14.5%	12.3%

Second Quarter 2012 Compared With Second Quarter 2011: Government Communications Systems segment revenue in the second quarter of fiscal 2012 compared with the second quarter of fiscal 2011 increased from various classified programs and commercial satellite reflectors. The increase in revenue was mostly offset, as expected, by a decline in revenue from a completed program, the Field Data Collection Automation (“FDCA”) program for the 2010 U.S. Census, and a decline in Department of Defense revenue.

Government Communications Systems segment operating income and operating income as a percentage of revenue were higher in the second quarter of fiscal 2012 compared with the second quarter of fiscal 2011, primarily driven by a more favorable product mix and outstanding cost performance on fixed-price programs.

New contract wins in the second quarter of fiscal 2012 in our Government Communications segment included awards potentially totaling $46 million over two years for avionics and other communications components for the F-35 fighter aircraft; a two-year contract, potentially worth $18 million, from a classified customer; and a follow-on contract for $11 million from the U.S. Air Force for telemetry modules. We have also been selected, as part of the Boeing team, to continue to provide critical communications capability for the U.S. Missile Defense Agency’s Ground-based Midcourse Defense (“GMD”) Development and Sustainment Contract.

First Two Quarters 2012 Compared With First Two Quarters 2011: Government Communications Systems segment revenue in the first two quarters of fiscal 2012 compared with the first two quarters of fiscal 2011 increased from the Geostationary Operational Environmental Satellite — Series R (“GOES-R”) Ground and Antenna Segment weather programs for the National Oceanic and Atmospheric Administration (“NOAA”), the Space Network Ground Segment Sustainment (“SGSS”) program for the National Aeronautics and Space Administration (“NASA”), various classified programs, wireless and geospatial products and commercial satellite reflectors. The increase in revenue was partially offset by a decline in revenue from the Warfighter Information Network-Tactical (“WIN-T”) program for the U.S. Army and by a decline in revenue, as expected, from two completed programs, the FDCA program for the 2010 U.S. Census and the microwave network build-out for the Federal Aviation Administration (“FAA”).

Government Communications Systems segment operating income and operating income as a percentage of revenue were higher in the first two quarters of fiscal 2012 compared with the first two quarters of fiscal 2011, primarily driven by a more favorable product mix and excellent program performance.

Unallocated Corporate Expense and Corporate Eliminations

	Quarter Ended			Two Quarters Ended
	December 30, 2011	December 31, 2010	% Inc/(Dec)	December 30, 2011	December 31, 2010	% Inc/(Dec)
	(Dollars in millions)
Unallocated corporate expense	$22.0	$22.0	—%	$40.6	$47.7	(14.9)%
Corporate eliminations	2.8	4.4	(36.4)%	7.8	9.3	(16.1)%

Second Quarter 2012 Compared With Second Quarter 2011: Corporate eliminations decreased in the second quarter of fiscal 2012 compared with the second quarter of fiscal 2011, primarily due to lower intersegment activity between our Government Communications Systems and our RF Communications and Integrated Network Solutions segments.

First Two Quarters 2012 Compared With First Two Quarters 2011: The decrease in unallocated corporate expense in the first two quarters of fiscal 2012 compared with the first two quarters of fiscal 2011 was primarily due to higher compensation and benefit plan expense in the first two quarters of fiscal 2011. The decrease in corporate eliminations in the first two quarters of fiscal 2012 compared with the first two quarters of fiscal 2011 was for the same reason as noted above regarding the second quarters of fiscal 2012 and 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Two Quarters Ended
	December 30, 2011	December 31, 2010
	(In millions)
Net cash provided by operating activities	$278.0	$389.3
Net cash used in investing activities	(136.5)	(636.2)
Net cash provided by (used in) financing activities	(120.3)	529.5
Effect of exchange rate changes on cash and cash equivalents	(1.1)	3.0

Net increase in cash and cash equivalents	20.1	285.6
Cash and cash equivalents, beginning of year	366.9	455.2

Cash and cash equivalents, end of quarter	$387.0	$740.8

Cash and Cash Equivalents: Our cash and cash equivalents increased $20.1 million to $387.0 million at the end of the second quarter of fiscal 2012 from $366.9 million at the end of fiscal 2011. The increase was primarily due to $278.0 million of net cash provided by operating activities and $361.2 million of net proceeds from borrowings, mostly offset by $423.2 million used to repurchase shares of our common stock, $111.3 million of property, plant and equipment additions and $64.5 million used to pay cash dividends.

Our financial position remained strong at December 30, 2011. We ended the second quarter of fiscal 2012 with cash and cash equivalents of $387.0 million; we have no long-term debt maturing until fiscal 2016; we have a senior unsecured $750 million revolving credit facility that expires in September 2013 ($210.0 million of which was available to us as of December 30, 2011 as a result of $540.0 million of short-term debt outstanding under our commercial paper program, which was supported by such senior unsecured revolving credit facility); we have a senior unsecured $250 million 364-day revolving credit facility that expires on September 26, 2012 (all of which was available to us as of December 30, 2011); and we do not have any material defined benefit pension plan obligations.

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

We also currently believe that existing cash, funds generated from operations, our credit facilities and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, potential acquisitions and repurchases under our share repurchase program for the next 12 months and for the reasonably foreseeable future thereafter. We anticipate tax payments over the next three years to be approximately equal to our tax expense during the same period. Other than those cash outlays noted in the “Commercial Commitments and Contractual Obligations” discussion below in this MD&A, capital expenditures and repurchases under our share repurchase program, no other significant cash outlays are anticipated during the remainder of fiscal 2012.

There can be no assurance, however, that our business will continue to generate cash flows at current levels, that ongoing operational improvements will be achieved, or that the cost or availability of future borrowings, if any, under our commercial paper program or our credit facilities or in the debt markets will not be impacted by any potential future credit and capital markets disruptions. If we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations, we may be required to sell assets, reduce capital expenditures, reduce or eliminate strategic acquisitions, reduce or terminate our share repurchase program, reduce or eliminate dividends, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make principal payments or pay interest on or refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense, government and integrated communications and information technology and services markets and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

Net cash provided by operating activities: Our net cash provided by operating activities was $278.0 million in the first two quarters of fiscal 2012 compared with $389.3 million in the first two quarters of fiscal 2011. Cash flow from operations was positive in all of our business segments in the first two quarters of fiscal 2012. The decrease in net cash provided by operating activities in the first two quarters of fiscal 2012 compared with the first two quarters of fiscal 2011 was primarily due to the decrease in operating income at our RF Communications segment. Net cash provided by operating activities in the first two quarters of fiscal 2011 benefited from expedited shipments of tactical radios to equip MRAPs.

Net cash used in investing activities: Our net cash used in investing activities was $136.5 million in the first two quarters of fiscal 2012 compared with $636.2 million in the first two quarters of fiscal 2011. Net cash used in investing activities in the first two quarters of fiscal 2012 consisted of $111.3 million of property, plant and equipment additions, $14.0 million of net cash paid for acquired businesses and $11.2 million of capitalized software additions. Net cash used in investing activities in the first two quarters of fiscal 2011 consisted of $518.0 million of net cash paid for acquired businesses, $101.0 million of property, plant and equipment additions, $10.0 million of cash paid for a cost-method investment and $7.2 million of capitalized software additions. Our total capital expenditures, including capitalized software, in fiscal 2012 are expected to be between $265 million and $285 million.

Net cash provided by (used in) financing activities: Our net cash used in financing activities was $120.3 million in the first two quarters of fiscal 2012 compared with net cash provided by financing activities of $529.5 million in the first two quarters of fiscal 2011. Net cash used in financing activities in the first two quarters of fiscal 2012 primarily consisted of $423.2 million used to repurchase shares of our common stock and $64.5 million used to pay cash dividends, partially offset by $361.2 million of net proceeds from borrowings to partially fund such uses. Net cash provided by financing activities in the first two quarters of fiscal 2011 primarily consisted of $688.7 million of net proceeds from borrowings to partially fund our acquisition of CapRock, partially offset by $105.7 million used to repurchase shares of our common stock and $64.0 million used to pay cash dividends.

Common Stock Repurchases

During the second quarter of fiscal 2012, we used $17.0 million to repurchase 450,000 shares of our common stock under our repurchase program at an average price per share of $37.72, including commissions. During the second quarter of fiscal 2011, we used $50.0 million to repurchase 1,083,862 shares of our common stock under our repurchase program at an average price per share of $46.13, including commissions. During the first two quarters of fiscal 2012, we used $417.0 million to repurchase 11,068,805 shares of our common stock under our repurchase program at an average price per share of $37.67, including commissions. During the first two quarters of fiscal 2011, we used $100.0 million to repurchase 2,257,762 shares of our common stock under our repurchase program at an average price per share of $44.29, including commissions. In the second quarter of fiscal 2012 and second quarter of fiscal 2011, $0.1 million and $0.2 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. In the first two quarters of fiscal 2012 and first two quarters of fiscal 2011, $6.2 million and $5.7 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares repurchased by us are cancelled and retired.

On July 30, 2011, our Board of Directors approved a new $1 billion share repurchase program (the “New Repurchase Program”). The New Repurchase Program replaced our prior share repurchase program (the “2009 Repurchase Program”), which had a remaining, unused authorization of approximately $200 million as of July 29, 2011. As of December 30, 2011, we have a remaining authorization to repurchase approximately $583 million in shares of our common stock under the New Repurchase Program, which does not have a stated expiration date. The New Repurchase Program has resulted, and is expected to continue to result, in repurchases in excess of the dilutive effect of shares issued under our share-based incentive plans. However, the level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. Share repurchases are expected to be funded with available cash and commercial paper. Repurchases under the New Repurchase Program may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time.

Additional information regarding share repurchases during the second quarter of fiscal 2012 and our repurchase program is set forth in this Report under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”

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

The Amended 364-Day Credit Agreement contains certain customary covenants similar to the 2008 Credit Agreement discussed below. We were in compliance with the covenants in the Amended 364-Day Credit Agreement in the second quarter of fiscal 2012. The Amended 364-Day Credit Agreement contains certain events of default similar to the 2008 Credit Agreement discussed below. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the Amended 364-Day Credit Agreement are due and mature on September 26, 2012, unless the commitments are terminated earlier either at our request or if certain events of default occur. At December 30, 2011, we had no borrowings outstanding under the Amended 364-Day Credit Agreement.

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

The 2008 Credit Agreement contains certain customary covenants, including covenants limiting: certain liens on our assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and certain investments in unrestricted subsidiaries. The 2008 Credit Agreement also requires that we not permit our ratio of consolidated total indebtedness to total capital, each as defined, to be greater than 0.60 to 1.00 and not permit our ratio of consolidated EBITDA to consolidated net interest expense, each as defined, to be less than 3.00 to 1.00 (measured on the last day of each fiscal quarter for the rolling four-quarter period then ending). We were in compliance with the covenants in the 2008 Credit Agreement in the second quarter of fiscal 2012. The 2008 Credit Agreement contains certain events of default, including: failure to make payments; failure to perform or observe terms, covenants and agreements; material inaccuracy of any representation or warranty; payment default under other indebtedness with a principal amount in excess of $75 million, other default under such other indebtedness that permits acceleration of such indebtedness, or acceleration of such other indebtedness; occurrence of one or more final judgments or orders for the payment of money in excess of $75 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $75 million; any bankruptcy or insolvency; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the 2008 Credit Agreement are due and mature on September 10, 2013, unless the commitments are terminated earlier either at our request or if certain events of default occur. At December 30, 2011, we had no borrowings outstanding under the 2008 Credit Agreement, but we had $540.0 million of short-term debt outstanding under our commercial paper program that was supported by our senior unsecured revolving credit facility under the 2008 Credit Agreement.

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

Short-Term Debt: Our short-term debt at December 30, 2011, September 30, 2011 and July 1, 2011 was $544.9 million, $561.0 million and $180.0 million, respectively, and consisted primarily of commercial paper outstanding under our commercial paper program that was supported by our $750 million senior unsecured revolving credit facility under the 2008 Credit Agreement. Our short-term debt at July 1, 2011 was primarily due to commercial paper issued to fund a portion of the purchase price for our acquisitions of Schlumberger GCS and Carefx during the fourth quarter of fiscal 2011. The higher amount of short-term debt at September 30, 2011 and December 30, 2011 compared with July 1, 2011 was primarily due to commercial paper issued to fund repurchases under our New Repurchase Program during the first quarter of fiscal 2012.

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

Currently we are not participating in any material transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of December 30, 2011, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our results of operations, financial condition or cash flows. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, financial condition or cash flows.

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

Commercial Commitments and Contractual Obligations

The amounts disclosed in our Fiscal 2011 Form 10-K include our commercial commitments and contractual obligations. During the first two quarters ended December 30, 2011, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding surety bonds, letters of credit, guarantees and other arrangements as disclosed in our Fiscal 2011 Form 10-K.

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

Impact of Recently Issued Accounting Standards

Accounting standards issued but not effective for us until after December 30, 2011 are not expected to have a material impact on our financial position, results of operations or cash flows.

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

Foreign Exchange and Currency: We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at December 30, 2011 would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note M — Derivative Instruments and Hedging Activities in the Notes for additional information.

Interest Rates: As of December 30, 2011, we had long-term debt obligations. The fair value of our long-term debt obligations is impacted by changes in interest rates; however, a 10 percent change in interest rates for our long-term debt obligations at December 30, 2011 would not have had a material impact on the fair value of such long-term debt obligations. Additionally, there is no interest rate risk associated with our long-term debt obligations on our results of operations and cash flows, because the interest rates on our long-term debt obligations are fixed, and because our long-term debt is not putable (redeemable at the option of the holders of the debt prior to maturity).

As of December 30, 2011, we also had short-term variable-rate debt outstanding, primarily under our commercial paper program, subject to interest rate risk. We utilize our commercial paper program to satisfy short-term cash requirements, including bridge financing for strategic acquisitions until longer-term financing arrangements are put in place and temporarily funding repurchases under our share repurchase program. The interest rate risk associated with this short-term debt on our results of operations and cash flows is not material.

We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term debt obligations or on our results of operations or cash flows over the next twelve months.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal quarter ended December 30, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of the fiscal quarter ended December 30, 2011 our disclosure controls and procedures were effective.

(b) Changes in internal control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and adding additional monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

General. From time to time, as a normal incident of the nature and kind of businesses in which we are, or were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; the sale or use of former products containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs are expensed when incurred. While it is not feasible to predict the outcome of these matters with certainty, and some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us, based upon available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at December 30, 2011 are reserved for, covered by insurance or would not have a material adverse effect on our financial position, results of operations or cash flows.

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

HSTX Securities Litigation. Harris Stratex Networks, Inc. (now known as Aviat Networks, Inc.) (“HSTX”) and certain of its current and former officers and directors, including certain Harris officers, were named as defendants in a federal securities class action complaint filed on September 15, 2008 in the United States District Court (the “Court”) for the District of Delaware by plaintiff Norfolk County Retirement System on behalf of an alleged class of purchasers of HSTX securities from January 29, 2007 to July 30, 2008, including shareholders of Stratex Networks, Inc. (“Stratex”) who exchanged shares of Stratex for shares of HSTX as part of the combination between Stratex and our former Microwave Communications Division to form HSTX. Similar complaints were filed in the Court on October 6, 2008 and October 30, 2008. The complaints were consolidated in a slightly expanded complaint filed on July 29, 2009 that, among other things, added Harris Corporation as a defendant. This action related to public disclosures made by HSTX on January 30, 2007 and July 30, 2008, which included the restatement of HSTX’s financial statements for the first three fiscal quarters of its fiscal 2008 (the quarters ended March 28, 2008, December 28, 2007 and September 28, 2007) and for its fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005 due to accounting errors. The consolidated complaint alleged violations of Section 10(b) and Section 20(a) of the Exchange Act and of Rule 10b-5 promulgated thereunder, as well as violations of Section 11 and Section 15 of the Securities Act, and sought, among other relief, determinations that the action is a proper class action, unspecified compensatory damages and reasonable attorneys’ fees and costs. On June 21, 2011, the Court issued an order preliminarily approving a settlement between the parties. A settlement fairness hearing was held on September 16, 2011, and on October 11, 2011, the Court issued an order approving the settlement and dismissing in its entirety with prejudice the consolidated complaint and all claims contained therein. The settlement did not have a material impact on our results of operations, financial condition or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the second quarter of fiscal 2012, we repurchased 450,000 shares of our common stock under our repurchase program at an average price per share of $37.70, excluding commissions. During the second quarter of fiscal 2011, we repurchased 1,083,862 shares of our common stock under our repurchase program at an average price per share of $46.11, excluding commissions. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired.

The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended December 30, 2011:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
Month No. 1
(October 1, 2011-October 28, 2011)
Repurchase Programs (1)	None	n/a	None	$600,212,398
Employee Transactions (2)	1,620	$35.83	n/a	n/a
Month No. 2
(October 29, 2011-November 25, 2011)
Repurchase Programs (1)	450,000	$37.70	450,000	$583,248,530
Employee Transactions (2)	34,580	$36.97	n/a	n/a
Month No. 3
(November 26, 2011-December 30, 2011)
Repurchase Programs (1)	None	n/a	None	$583,248,530
Employee Transactions (2)	4,023	$34.92	n/a	n/a

Total	490,223	$37.62	450,000	$583,248,530

*	Periods represent our fiscal months.

(1)	On August 2, 2011, we announced that on July 30, 2011, our Board of Directors approved the New Repurchase Program authorizing us to repurchase up to $1 billion in shares of our stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. The New Repurchase Program replaced the 2009 Repurchase Program (which had a remaining, unused authorization of $200,639,551 as of July 29, 2011) and does not have a stated expiration date. The approximate dollar amount of our stock that may yet be purchased under the New Repurchase Program as of December 30, 2011 was $583,248,530 (as reflected in the table above). The New Repurchase Program has resulted, and is expected to continue to result, in repurchases in excess of the dilutive effect of shares issued under our share-based incentive plans. However, the level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. As a matter of policy, we do not repurchase shares during the period beginning on the 15th day of the third month of a fiscal quarter and ending two days following the public release of earnings and financial results for such fiscal quarter.
(2)	Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised stock options, (b) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance shares or restricted shares which vested during the quarter, (c) performance shares or restricted shares returned to us upon retirement or employment termination of employees or (d) shares of our common stock purchased by, or sold to us by, the Harris Corporation Master Rabbi Trust, with the trustee thereof acting at our direction, to fund obligations of the Rabbi Trust under our deferred compensation plans. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.

Sales of Unregistered Securities

During the second quarter of fiscal 2012, we did not issue or sell any unregistered equity securities.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

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

(10)

*(a) Employment Agreement, dated October 8, 2011 and effective November 1, 2011, by and between Harris Corporation and William M. Brown, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2011. (Commission File Number 1-3863)

*(b) Letter Agreement, dated October 8, 2011, by and between Harris Corporation and Howard L. Lance, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2011. (Commission File Number 1-3863)

*(c) Summary of Annual Compensation of Outside Directors effective as of January 1, 2012, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2011. (Commission File Number 1-3863)

*(d) Harris Corporation 2005 Supplemental Executive Retirement Plan (as amended and restated effective November 28, 2011).

(12)	Computation of Ratio of Earnings to Fixed Charges.

(15)	Letter Regarding Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS CORPORATION (Registrant)

Date: February 1, 2012	By:	/s/ Gary L. McArthur
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

(10)

*(a) Employment Agreement, dated October 8, 2011 and effective November 1, 2011, by and between Harris Corporation and William M. Brown, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2011. (Commission File Number 1-3863)

*(b) Letter Agreement, dated October 8, 2011, by and between Harris Corporation and Howard L. Lance, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2011. (Commission File Number 1-3863)

*(c) Summary of Annual Compensation of Outside Directors effective as of January 1, 2012, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2011. (Commission File Number 1-3863)

*(d) Harris Corporation 2005 Supplemental Executive Retirement Plan (as amended and restated effective November 28, 2011).

(12)	Computation of Ratio of Earnings to Fixed Charges.

(15)	Letter Regarding Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement.