Form 10-Q
period 2012-03-30
HARRIS CORP /DE/
filed 2012-05-02
CIK 202058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2012

or

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
and (2) has been subject to such filing requirements for the past 90 days.	☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or
for such shorter period that the registrant was required to submit and post such files).	☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☐ Yes ☑ No

The number of shares outstanding of the registrant’s common stock as of April 27, 2012 was 113,777,886 shares.

HARRIS CORPORATION

FORM 10-Q

For the Quarter Ended March 30, 2012

This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Quarter Ended		Three Quarters Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
	(In millions, except per share amounts)
Revenue from product sales and services	$1,476.0	$1,412.8	$4,372.3	$4,255.4
Cost of product sales and services	(937.9)	(896.6)	(2,823.3)	(2,716.1)
Engineering, selling and administrative expenses	(297.6)	(281.0)	(864.1)	(784.1)
Impairment of goodwill and other long-lived assets	(424.0)	—	(424.0)	—
Non-operating income (loss)	8.1	(0.3)	11.7	(1.6)
Interest income	1.2	1.3	2.3	2.3
Interest expense	(28.7)	(27.1)	(85.9)	(66.4)

Income (loss) from continuing operations before income taxes	(202.9)	209.1	189.0	689.5
Income taxes	(53.4)	(67.5)	(183.0)	(228.1)

Income (loss) from continuing operations	(256.3)	141.6	6.0	461.4
Discontinued operations, net of income taxes	(97.8)	(2.4)	(106.7)	(7.2)

Net income (loss)	(354.1)	139.2	(100.7)	454.2
Noncontrolling interests, net of income taxes	0.9	0.3	2.2	0.3

Net income (loss) attributable to Harris Corporation	$(353.2)	$139.5	$(98.5)	$454.5

Amounts attributable to Harris Corporation common shareholders
Income (loss) from continuing operations	$(255.4)	$141.9	$8.2	$461.7
Discontinued operations, net of income taxes	(97.8)	(2.4)	(106.7)	(7.2)

Net income (loss)	$(353.2)	$139.5	$(98.5)	$454.5

Net income (loss) per common share attributable to Harris Corporation common shareholders
Basic net income (loss) per common share attributable to Harris Corporation common shareholders
Continuing operations	$(2.27)	$1.12	$0.07	$3.62
Discontinued operations	(0.88)	(0.02)	(0.93)	(0.05)

	$(3.15)	$1.10	$(0.86)	$3.57

Diluted net income (loss) per common share attributable to Harris
Corporation common shareholders
Continuing operations	$(2.27)	$1.11	$0.07	$3.59
Discontinued operations	(0.88)	(0.02)	(0.93)	(0.05)

	$(3.15)	$1.09	$(0.86)	$3.54

Cash dividends paid per common share	$0.33	$0.25	$0.89	$0.75

Basic weighted average common shares outstanding	112.3	125.0	114.9	125.9
Diluted weighted average common shares outstanding	112.3	126.0	115.5	126.9

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 30, 2012	July 1, 2011
	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$299.0	$366.9
Receivables	915.4	834.8
Inventories	743.0	720.8
Income taxes receivable	22.3	57.3
Current deferred income taxes	155.7	171.0
Other current assets	73.2	63.7
Current assets of discontinued operations	—	2.3

Total current assets	2,208.6	2,216.8
Non-current Assets
Property, plant and equipment	701.7	715.6
Goodwill	1,990.6	2,376.8
Intangible assets	453.0	500.5
Non-current deferred income taxes	81.5	5.7
Other non-current assets	164.5	193.5
Non-current assets of discontinued operations	49.0	163.9

Total non-current assets	3,440.3	3,956.0

	$5,648.9	$6,172.8

Liabilities and Equity
Current Liabilities
Short-term debt	$348.9	$180.0
Accounts payable	346.9	444.8
Compensation and benefits	221.0	264.0
Other accrued items	324.3	294.7
Advance payments and unearned income	245.2	232.6
Current deferred income taxes	2.0	—
Current portion of long-term debt	5.2	4.9
Current liabilities of discontinued operations	10.4	9.5

Total current liabilities	1,503.9	1,430.5
Non-current Liabilities
Long-term debt	1,883.2	1,887.2
Long-term contract liability	112.8	120.9
Other long-term liabilities	247.7	222.2

Total non-current liabilities	2,243.7	2,230.3
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 112,584,814 shares at March 30, 2012 and 123,118,804 shares at July 1, 2011	112.6	123.1
Other capital	425.7	471.2
Retained earnings	1,343.6	1,889.0
Accumulated other comprehensive income	11.5	18.7

Total shareholders’ equity	1,893.4	2,502.0
Noncontrolling interests	7.9	10.0

Total equity	1,901.3	2,512.0

	$5,648.9	$6,172.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Quarters Ended
	March 30, 2012	April 1, 2011
	(In millions)
Operating Activities
Net income (loss)	$(100.7)	$454.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	194.0	148.5
Share-based compensation	26.4	36.5
Non-current deferred income taxes	(57.6)	17.5
Impairment of goodwill and other long-lived assets	562.0	—
(Increase) decrease in:
Accounts and notes receivable	(78.6)	(19.6)
Inventories	(18.7)	(44.6)
Increase (decrease) in:
Accounts payable and accrued expenses	(108.0)	(22.8)
Advance payments and unearned income	12.6	45.6
Income taxes	37.3	(32.2)
Other	14.5	(26.3)

Net cash provided by operating activities	483.2	556.8

Investing Activities
Net cash paid for acquired businesses	(14.0)	(548.4)
Cash paid for cost-method investment	(1.0)	(10.0)
Additions of property, plant and equipment	(157.4)	(186.1)
Additions of capitalized software	(17.9)	(10.1)

Net cash used in investing activities	(190.3)	(754.6)

Financing Activities
Proceeds from borrowings	168.9	855.7
Repayments of borrowings	(3.7)	(0.6)
Proceeds from exercises of employee stock options	22.7	19.2
Repurchases of common stock	(448.4)	(156.0)
Cash dividends	(102.2)	(95.7)

Net cash provided by (used in) financing activities	(362.7)	622.6

Effect of exchange rate changes on cash and cash equivalents	1.9	5.1

Net increase (decrease) in cash and cash equivalents	(67.9)	429.9

Cash and cash equivalents, beginning of year	366.9	455.2

Cash and cash equivalents, end of quarter	$299.0	$885.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 30, 2012

Note A — Significant Accounting Policies and Recent Accounting Standards

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Harris Corporation and its subsidiaries. As used in these Notes to Condensed Consolidated Financial Statements (Unaudited) (these “Notes”), the terms “Harris,” “Company,” “we,” “our” and “us” refer to Harris Corporation and its consolidated subsidiaries. Intercompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements have been prepared by Harris, without an audit, in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for annual financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented therein. The results for the quarter and three quarters ended March 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at July 1, 2011 has been derived from the audited financial statements but does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. We provide complete financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 1, 2011 (our “Fiscal 2011 Form 10-K”).

In the third quarter of fiscal 2012, our Board of Directors approved a plan to exit our cyber integrated solutions (“CIS”) operation that provided remote cloud hosting and to dispose of the related assets. CIS was formerly part of our Integrated Network Solutions segment and is reported as discontinued operations in this Report. As a result, our historical financial results have been restated to account for CIS as discontinued operations for all periods presented in this Report. See Note B — Discontinued Operations in these Notes for additional information regarding discontinued operations. Unless otherwise specified, disclosures in these Notes relate solely to our continuing operations.

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the accompanying condensed consolidated financial statements and these Notes. Actual results could differ from those estimates and assumptions.

Adoption of New Accounting Standards

In the third quarter of fiscal 2012, we adopted an accounting standards update that generally aligns the principles for fair value measurements and related disclosure requirements under U.S. GAAP and International Financial Reporting Standards. The amendments in this update include clarifications of the intent of the Financial Accounting Standards Board (“FASB”) about the application of existing fair value measurements and disclosure requirements and changes to particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. Expanded disclosure requirements include disclosures of all transfers between Levels 1 and 2 of the fair value hierarchy, disclosure of the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes, and various quantitative and qualitative disclosures pertaining to Level 3 measurements. The adoption of this update did not have a material impact on our financial position, results of operations or cash flows.

Accounting Standards Issued But Not Yet Effective

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

Note B — Discontinued Operations

On February 24, 2012, our Board of Directors approved a plan to exit our CIS operation that provided remote cloud hosting and to dispose of the related assets, including the cyber integration center facility in Harrisonburg, Virginia and remote cloud hosting equipment. We concluded that although we believe demand will continue for cyber security and cloud-enabled solutions, our government and commercial customers currently continue to prefer hosting mission-critical information on their own premises rather than remotely. The approved exit plan affects only our CIS operation that provided remote cloud hosting and does not affect our other cyber capabilities, such as advanced cyber security and cloud-enabled software applications and solutions as a service, which we will continue to provide. CIS was part of our Integrated Network Solutions segment and is reported as discontinued operations in this Report. As a result, our historical financial results have been restated to account for CIS as discontinued operations for all periods presented in this Report.

During the third quarter of fiscal 2012, in connection with our approved plan to exit our CIS operation, we recorded pre-tax charges of $142.1 million ($89.8 million after-tax or $.80 per diluted share). These charges were comprised of $138.0 million for impairment of goodwill and other long-lived assets; $1.7 million for one-time employee termination costs, including severance and other benefits; and $2.4 million for other associated exit or disposal costs. See Note O — Fair Value Measurement in these Notes for additional information regarding such impairment charge. We expect to complete these exit and disposal activities by the end of calendar year 2012.

Summarized financial information for our discontinued operations related to CIS is as follows:

	Quarter Ended		Three Quarters Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
	(In millions)
Revenue from product sales and services	$1.3	$0.5	$11.7	$1.8

Loss before income taxes	$(150.9)	$(2.7)	$(165.5)	$(9.7)
Income taxes	53.1	0.3	58.8	2.5

Discontinued operations, net of income taxes	$(97.8)	$(2.4)	$(106.7)	$(7.2)

	March 30, 2012	July 1, 2011
	(In millions)
Current assets	$—	$2.3
Total assets	49.0	166.2
Current liabilities	10.4	9.5
Total liabilities	10.4	9.5
Net assets of discontinued operations	38.6	156.7

Unless otherwise specified, the information set forth in these Notes, other than this Note B — Discontinued Operations, relates solely to our continuing operations.

Note C — Stock Options and Other Share-Based Compensation

As of March 30, 2012, we had two shareholder-approved employee stock incentive plans (“SIPs”) under which options or other share-based compensation was outstanding, and we had the following types of share-based awards outstanding under our SIPs: stock options, performance share awards, performance share unit awards, restricted stock awards and restricted stock unit awards. We believe that such awards more closely align the interests of employees with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our SIPs). The compensation cost related to our share-based awards that was charged against income for the quarter and three quarters ended March 30, 2012 was $9.8 million and $26.4 million, respectively. The compensation cost related to our share-based awards that was charged against income for the quarter and three quarters ended April 1, 2011 was $10.4 million and $36.5 million, respectively.

Grants to employees under our SIPs during the quarter ended March 30, 2012 consisted of 5,850 stock options and 5,100 restricted stock unit awards. Grants to employees under our SIPs during the three quarters ended March 30, 2012 consisted of 1,831,352 stock options, 271,275 performance share unit awards, 365,650 restricted stock unit awards and 10,400 restricted stock awards. The fair value of each option award was estimated on the date of grant using the Black-Scholes-Merton option-pricing model which used the following assumptions: expected volatility of 34.63 percent; expected dividend yield of 2.24 percent; and expected life of 5.10 years.

Note D — Comprehensive Income (Loss) and Accumulated Other Comprehensive Income

Comprehensive income (loss) for the quarter and three quarters ended March 30, 2012 and April 1, 2011 was comprised of the following:

	Quarter Ended		Three Quarters Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
	(In millions)
Net income (loss)	$(354.1)	$139.2	$(100.7)	$454.2
Other comprehensive income (loss):
Foreign currency translation	40.1	19.7	(10.9)	35.2
Net unrealized gain (loss) on hedging derivatives, net of income taxes	(0.2)	(0.2)	0.4	(0.3)
Net unrealized gain on securities available-for-sale, net of income taxes	—	0.6	0.3	0.7
Amortization of loss on treasury lock, net of income taxes	0.1	0.2	0.4	0.5
Recognition of pension actuarial losses in net income, net of income taxes	0.4	0.4	2.6	1.9

Total comprehensive income (loss)	(313.7)	159.9	(107.9)	492.2
Comprehensive loss attributable to noncontrolling interests	0.9	0.3	2.2	0.3

Total comprehensive income (loss) attributable to Harris Corporation	$(312.8)	$160.2	$(105.7)	$492.5

The components of accumulated other comprehensive income at March 30, 2012 and July 1, 2011 were as follows:

	March 30, 2012	July 1, 2011
	(In millions)
Foreign currency translation	$39.9	$50.8
Net unrealized gain (loss) on hedging derivatives, net of income taxes	0.3	(0.1)
Net unrealized gain on securities available-for-sale, net of income taxes	1.4	1.1
Unamortized loss on treasury lock, net of income taxes	(3.1)	(3.5)
Unrecognized pension obligations, net of income taxes	(27.0)	(29.6)

	$11.5	$18.7

Note E — Receivables

Receivables are summarized below:

	March 30, 2012	July 1, 2011
	(In millions)
Accounts receivable	$788.7	$701.7
Unbilled costs on cost-plus contracts	131.8	138.5
Notes receivable due within one year, net	5.2	6.5

	925.7	846.7
Less allowances for collection losses	(10.3)	(11.9)

	$915.4	$834.8

Note F — Inventories

Inventories are summarized below:

	March 30, 2012	July 1, 2011
	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$394.8	$381.0
Finished products	111.2	137.2
Work in process	80.2	60.1
Raw materials and supplies	156.8	142.5

	$743.0	$720.8

Unbilled costs and accrued earnings on fixed-price contracts were net of progress payments of $122.4 million at March 30, 2012 and $85.1 million at July 1, 2011.

Note G — Property, Plant and Equipment

Property, plant and equipment are summarized below:

	March 30, 2012	July 1, 2011
	(In millions)
Land	$17.2	$17.1
Software capitalized for internal use	103.6	96.6
Buildings	443.8	436.1
Machinery and equipment	1,085.3	1,005.9

	1,649.9	1,555.7
Less allowances for depreciation and amortization	(948.2)	(840.1)

	$701.7	$715.6

Depreciation and amortization expense related to property, plant and equipment for the quarter and three quarters ended March 30, 2012 was $41.4 million and $124.6 million, respectively. Depreciation and amortization expense related to property, plant and equipment for the quarter and three quarters ended April 1, 2011 was $35.6 million and $95.2 million, respectively.

Note H — Goodwill

We test our goodwill for impairment annually, or under certain circumstances, more frequently, such as when events or circumstances indicate there may be an impairment. See Note B — Discontinued Operations in these Notes for information regarding charges for impairment of goodwill and other long-lived assets related to our CIS operation recorded in the third quarter of fiscal 2012 as discontinued operations. See Note N — Impairment of Goodwill and Other Long-Lived Assets in these Notes for information regarding a preliminary estimate for a non-cash charge for impairment of goodwill related to Broadcast Communications recorded in the third quarter of fiscal 2012 in our Integrated Network Solutions segment.

Changes in the carrying amount of goodwill for the first three quarters of fiscal 2012, by business segment, were as follows:

	RF Communications	Integrated Network Solutions	Government Communications Systems	Total
	(In millions)
Balance at July 1, 2011 — net of impairment losses	$424.4	$1,659.5	$292.9	$2,376.8
Impairment of goodwill	—	(379.0)	—	(379.0)
Currency translation adjustments	(0.2)	(20.4)	—	(20.6)
Other (including true-ups of previously estimated purchase price allocations)	—	13.4	—	13.4

Balance at March 30, 2012 — net of impairment losses	$424.2	$1,273.5	$292.9	$1,990.6

Balance at March 30, 2012 — before impairment losses	$424.2	$1,813.4	$292.9	$2,530.5
Accumulated impairment losses	—	(539.9)	—	(539.9)

Balance at March 30, 2012 — net of impairment losses	$424.2	$1,273.5	$292.9	$1,990.6

In the table above, the accumulated impairment losses in our Integrated Network Solutions segment related to Broadcast Communications and consisted of a preliminary estimate of $379.0 million for a non-cash charge recorded in the third quarter of fiscal 2012 (see Note N — Impairment of Goodwill and Other Long-Lived Assets in these Notes for further information) and $160.9 million for a non-cash charge recorded in the fourth quarter of fiscal 2009.

Note I — Credit Arrangements

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

The Amended 364-Day Credit Agreement contains certain customary covenants, including covenants limiting: certain liens on our assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and certain investments in unrestricted subsidiaries. The Amended 364-Day Credit Agreement also requires that we not permit our ratio of consolidated total indebtedness to total capital, each as defined, to be greater than 0.60 to 1.00 and not permit our ratio of consolidated EBITDA to consolidated net interest expense, each as defined, to be less than 3.00 to 1.00 (measured on the last day of each fiscal quarter for the rolling four-quarter period then ending). We were in compliance with the covenants in the Amended 364-Day Credit Agreement in the third quarter of fiscal 2012. The Amended 364-Day Credit Agreement contains certain events of default, including: failure to make payments; failure to perform or observe terms, covenants and agreements; material inaccuracy of any representation or warranty; payment default under other indebtedness with a principal amount in excess of $75 million, other default under such other indebtedness that permits acceleration of such indebtedness, or acceleration of such other indebtedness; occurrence of one or more final judgments or orders for the payment of money in excess of $75 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $75 million; any bankruptcy or insolvency; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the Amended 364-Day Credit Agreement are due and mature on September 26, 2012, unless the commitments are terminated earlier either at our request or if certain events of default occur. At March 30, 2012, we had no borrowings outstanding under the Amended 364-Day Credit Agreement.

We had short-term debt at March 30, 2012, December 30, 2011, September 30, 2011 and July 1, 2011 of $348.9 million, $544.9 million, $561.0 million and $180.0 million, respectively, which primarily consisted of commercial paper outstanding under our commercial paper program that was supported by our $750 million senior unsecured revolving credit facility under the 2008 Credit Agreement (as defined in the “Capital Structure and Resources” discussion in Part I. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report). Our short-term debt at July 1, 2011 was primarily due to commercial paper issued to fund a portion of the purchase prices for our acquisitions of the Global Connectivity Services business of the Schlumberger group (“Schlumberger GCS”) and Carefx Corporation (“Carefx”) during the fourth quarter of fiscal 2011. The higher amount of short-term debt at September 30, 2011, December 30, 2011 and March 30, 2012 compared with July 1, 2011 was primarily due to commercial paper issued to fund repurchases we made under our new share repurchase program during the first quarter of fiscal 2012.

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

Note J — Accrued Warranties

Changes in our warranty liability, which is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited), during the three quarters ended March 30, 2012 were as follows:

(In millions)
Balance at July 1, 2011	$52.8
Warranty provision for sales made during the three quarters ended March 30, 2012	11.0
Settlements made during the three quarters ended March 30, 2012	(15.3)
Other adjustments to warranty liability, including those for foreign currency translation, during the three quarters ended March 30, 2012	(0.8)

Balance at March 30, 2012	$47.7

Note K — Income (Loss) From Continuing Operations Per Share

The computations of income (loss) from continuing operations per share are as follows (in this Note K, “income (loss) from continuing operations” refers to income (loss) from continuing operations attributable to Harris Corporation common shareholders):

	Quarter Ended		Three Quarters Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
	(In millions, except per share amounts)
Income (loss) from continuing operations	$(255.4)	$141.9	$8.2	$461.7
Adjustments for participating securities outstanding	—	(1.7)	(0.1)	(5.7)

Income (loss) from continuing operations used in basic and diluted common share calculations (A)	$(255.4)	$140.2	$8.1	$456.0

Basic weighted average common shares outstanding (B)	112.3	125.0	114.9	125.9
Impact of dilutive stock options	—	1.0	0.6	1.0

Diluted weighted average common shares outstanding (C)	112.3	126.0	115.5	126.9

Income (loss) from continuing operations per basic common share (A)/(B)	$(2.27)	$1.12	$0.07	$3.62
Income (loss) from continuing operations per diluted common share (A)/(C)	$(2.27)	$1.11	$0.07	$3.59

For purposes of the computations of loss from continuing operations per common share in the quarter ended March 30, 2012, due to the loss from continuing operations, the numerator was not adjusted to consider the effect of participating securities outstanding, and also basic weighted average common shares outstanding was used in the computation of the loss from continuing operations per diluted common share because the use of diluted weighted average common shares outstanding would have been antidilutive.

Potential dilutive common shares consist of employee stock options. Employee stock options to purchase approximately 5,198,043 and 3,244,200 shares of our common stock were outstanding at March 30, 2012 and April 1, 2011, respectively, but were not included as dilutive stock options in the computations of income (loss) from continuing operations per diluted common share because the effect would have been antidilutive as the options’ exercise prices exceeded the average market price of our common stock.

Note L — Non-Operating Income (Loss)

The components of non-operating income (loss) were as follows:

	Quarter Ended		Three Quarters Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
	(In millions)
Impairment of investments	$—	$—	$—	$(0.7)
Equity investment income	(0.1)	0.3	0.3	0.3
Net royalty income (expense)	8.2	(0.6)	11.3	(1.2)
Other	—	—	0.1	—

	$8.1	$(0.3)	$11.7	$(1.6)

Note M — Income Taxes

In the third quarter of fiscal 2012, we recorded income tax expense of $53.4 million coupled with a $202.9 million loss from continuing operations before income taxes, compared with our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) of 32.3 percent in the third quarter of fiscal 2011. In the third quarter of fiscal 2012, our effective tax rate was negatively impacted by the non-deductibility for tax purposes of the portion of the impairment charge related to goodwill described in Note N — Impairment of Goodwill and Other Long-Lived Assets in these Notes, partially offset by a benefit from additional tax credits and manufacturing deductions claimed on our fiscal 2011 tax return compared with our recorded estimates at the end of fiscal 2011. In the third quarter of fiscal 2011, our effective tax rate benefited from the expiration of state income tax statutes of limitations and several other minor discrete items.

Our effective tax rate was 96.8 percent in the first three quarters of fiscal 2012 compared with 33.1 percent in the first three quarters of fiscal 2011. In the first three quarters of fiscal 2012, our effective tax rate was impacted as described above by the discrete items noted above regarding the third quarter of fiscal 2012 and also benefited from a reduction in state taxes due to changes in certain state tax laws and a reduction in estimated tax liabilities. In the first three quarters of fiscal 2011, the major discrete item was a $5.9 million tax benefit associated with legislative action during the second quarter of fiscal 2011 that restored the U.S. Federal income tax credit for research and development expenses, which was recorded in the second quarter of fiscal 2011.

Note N — Impairment of Goodwill and Other Long-Lived Assets

We test our goodwill and other indefinite-lived intangible assets for impairment annually, or under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment. Indications of potential impairment of goodwill related to Broadcast Communications (which is part of our Integrated Network Solutions segment) were present at the end of the third quarter of fiscal 2012 resulting from the following circumstances and other factors: (i) an unanticipated revenue decline and operating loss for Broadcast Communications for the third quarter of fiscal 2012 (as a result of weaker demand in North America and longer international sales lead times), which also resulted in a decrease in the fiscal 2012 outlook for Broadcast Communications and (ii) depressed indicators of value resulting from analyses undertaken in the third quarter of fiscal 2012 in connection with the review of our business portfolio, including the evaluation of strategic alternatives for Broadcast Communications that included a potential divestiture of Broadcast Communications and the principal markets currently available. Consequently, in connection with the preparation and review of our financial statements for the third quarter of fiscal 2012, we performed an interim review of Broadcast Communications’ goodwill for impairment as of the end of the third quarter of fiscal 2012. See Note R — Subsequent Event in these Notes for details regarding the approval by our Board of Directors on April 27, 2012 of a plan to divest Broadcast Communications.

To test for potential impairment of goodwill related to Broadcast Communications, we prepared a preliminary estimate of the fair value of the reporting unit based on a combination of projected discounted cash flows and principal market-based multiples applied to sales and earnings. The current carrying value of the Broadcast Communications reporting unit exceeded its estimated fair value, and accordingly, we preliminarily allocated the estimated fair value to the assets and liabilities of the Broadcast Communications reporting unit to estimate the implied fair value of goodwill.

In conjunction with the above-described impairment review, we also conducted a review for impairment of other long-lived assets related to Broadcast Communications, including amortizable intangible assets, fixed assets and capitalized software, and impairment of these assets was considered prior to the conclusion of the goodwill impairment review. The estimated fair value of other long-lived assets related to Broadcast Communications was determined based, in part, on an analysis of projected cash flows.

As a result of these impairment reviews, we concluded that goodwill and other long-lived assets related to Broadcast Communications were impaired as of the end of the third quarter of fiscal 2012 and we recorded an estimated non-cash impairment charge of $424.0 million ($406.5 million after-tax). Due to the length of time necessary to measure the impairment of goodwill and other long-lived assets, our impairment analysis is not complete and is subject to change. We expect to complete our analysis prior to reporting our financial results for the fourth quarter of fiscal 2012 and will record any adjustments to our preliminary estimate at that time. The portion of the estimated impairment charge related to goodwill was $379.0 million and is not deductible for tax purposes. The tax effect of that non-deductibility was treated as a discrete item in the third quarter of fiscal 2012 for purposes of calculating our effective tax rate. We do not expect to make any current or future cash expenditures as a result of the impairment. The estimated impairment does not impact covenant compliance under our credit arrangements, and we do not expect the impairment to impact our ongoing financial performance, although no assurance can be given.

Note O — Fair Value Measurements

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

The following table represents the fair value hierarchy of our assets and liabilities measured at fair value on a recurring basis (at least annually) as of March 30, 2012:

	Level 1	Level 2	Level 3	Total
	(In millions)
Assets
Marketable equity securities (1)	$6.3	$—	$—	$6.3
Deferred compensation plan investments: (2)
Money market fund	31.0	—	—	31.0
Stock fund	43.5	—	—	43.5
Equity security	18.5	—	—	18.5
Foreign currency forward contracts (3)	—	2.1	—	2.1
Liabilities
Deferred compensation plans (4)	92.1	—	—	92.1
Foreign currency forward contracts (5)	—	1.0	—	1.0

(1)	Represents investments classified as securities available-for-sale, which we include in the “Other current assets” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited).
(2)	Represents investments held in a Rabbi Trust associated with our non-qualified deferred compensation plans, which we include in the “Other current assets” and “Other non-current assets” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited).
(3)	Includes derivatives designated as hedging instruments, which we include in the “Other current assets” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited). The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities.
(4)	Primarily represents obligations to pay benefits under certain non-qualified deferred compensation plans, which we include in the “Compensation and benefits” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited). Under these plans, participants designate investment options (including money market, stock and fixed-income funds), which serve as the basis for measurement of the notional value of their accounts.
(5)	Includes derivatives designated as hedging instruments, which we include in the “Other accrued items” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited). The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities.

The following table represents certain nonfinancial assets measured and recorded at fair value on a nonrecurring basis during the quarter and three quarters ended March 30, 2012:

	Fair Value at	Fair Value Measurements Using			Total Gains/
	March 30, 2012	Level 1	Level 2	Level 3	(Losses)
	(In millions)
Goodwill and other long-lived assets held and used	$376.0	$—	$—	$376.0	$(424.0)
Assets of discontinued operations held for sale	$49.0	$—	$—	$49.0	$(138.0)

Goodwill and other long-lived assets held and used related to Broadcast Communications with a carrying amount of $800.0 million were written down to their preliminary estimate of fair value of $376.0 million, resulting in a preliminary estimate of $424.0 million for a non-cash impairment charge, which was included in income (loss) from continuing operations for the quarter and three quarters ended March 30, 2012. See Note N — Impairment of Goodwill and Other Long-Lived Assets in these Notes for additional information.

Assets of discontinued operations held for sale related to our CIS operation with a carrying amount of $187.0 million were written down to their fair value of $51.0 million, less costs to sell of $2.0 million (or $49.0 million), resulting in an impairment charge of $138.0 million, which was included in discontinued operations for the quarter and three quarters ended March 30, 2012. See Note B — Discontinued Operations in these Notes for additional information.

Other assets and liabilities that were measured and recorded at fair value on a nonrecurring basis during the quarter and three quarters ended March 30, 2012 were not material.

The following table represents the carrying amounts and estimated fair values of our significant financial instruments that are not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	March 30, 2012		July 1, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Financial Liabilities
Long-term debt (including current portion) (1)	$1,888.4	$2,122.5	$1,892.1	$2,068.4

(1)	The fair value was estimated using a market approach based on quoted market prices for our debt traded in the secondary market. If our long-term debt were measured at fair value in our balance sheet, it would be categorized in Level 2 of the fair value hierarchy.

Note P — Derivative Instruments and Hedging Activities

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

At March 30, 2012, we had open foreign currency forward contracts with a notional amount of $85.5 million, of which $44.7 million were classified as fair value hedges and $40.8 million were classified as cash flow hedges. This compares with open foreign currency forward contracts with a notional amount of $83.9 million at July 1, 2011, of which $30.2 million were classified as fair value hedges and $53.7 million were classified as cash flow hedges. At March 30, 2012, contract expiration dates ranged from less than 1 month to 24 months with a weighted average contract life of 4 months.

Balance Sheet Hedges

To manage the exposure in our balance sheet to risks from changes in foreign currency exchange rates, we implement fair value hedges. More specifically, we use foreign currency forward contracts and options to hedge certain balance sheet items, including foreign currency denominated accounts receivable and inventory. Changes in the value of the derivatives and the related hedged items are reflected in earnings, in the “Cost of product sales and services” line item in the accompanying Condensed Consolidated Statement of Income (Unaudited). As of March 30, 2012, we had outstanding foreign currency forward contracts denominated in the Euro, Canadian Dollar, Singapore Dollar, British Pound and Brazilian Real to hedge certain balance sheet items. The net gains or losses on foreign currency forward contracts designated as fair value hedges were not material for the quarter and three quarters ended March 30, 2012 or for the quarter and three quarters ended April 1, 2011. In addition, no amounts were recognized in earnings in the quarter and three quarters ended March 30, 2012 or in the quarter and three quarters ended April 1, 2011 related to hedged firm commitments that no longer qualify as fair value hedges.

Cash Flow Hedges

To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments from suppliers, future committed sales to customers and intercompany transactions. These derivatives are primarily being used to hedge currency exposures from cash flows anticipated in our RF Communications segment related to programs in the United Kingdom and Canada. We also have hedged U.S. dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of March 30, 2012, we had outstanding foreign currency forward contracts denominated in the Euro, British Pound and Canadian Dollar to hedge certain forecasted transactions.

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

The net gains or losses from cash flow hedges recognized in earnings or recorded in other comprehensive income, including gains or losses related to hedge ineffectiveness, were not material in the quarter and three quarters ended March 30, 2012 or in the quarter and three quarters ended April 1, 2011. We do not expect the net gains or losses recognized in the “Accumulated other comprehensive income” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of March 30, 2012 that will be reclassified to earnings from other comprehensive income within the next 12 months to be material.

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

See Note O — Fair Value Measurements in these Notes for the amount of the assets and liabilities related to these foreign currency forward contracts in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of March 30, 2012, and see Note D — Comprehensive Income (Loss) and Accumulated Other Comprehensive Income in these Notes for additional information on changes in accumulated other comprehensive income for the quarter and three quarters ended March 30, 2012.

Note Q — Business Segments

We structure our operations primarily around the products and services we sell and the markets we serve, and we report the financial results of our continuing operations in the following three reportable operating or business segments — RF Communications, Integrated Network Solutions and Government Communications Systems. Our RF Communications segment is a global supplier of secure tactical radio communications and embedded high-grade encryption solutions for military, government and commercial organizations and also of secure communications systems and equipment for public safety, utility and transportation markets. Our Integrated Network Solutions segment provides mission-critical end-to-end information technology (“IT”) services; managed satellite and terrestrial communications solutions; standards-based healthcare interoperability and image management solutions; and digital media management solutions to support government, energy, healthcare, enterprise and broadcast customers. Our Government Communications Systems segment conducts advanced research and produces, integrates and supports highly reliable, net-centric communications and information technology that solve the mission-critical challenges of our civilian, defense and intelligence government customers, primarily the U.S. Government. Each business segment is comprised of multiple program areas and product and service lines that aggregate into such business segment.

The accounting policies of our business segments are the same as those described in Note 1: “Significant Accounting Policies” in our Fiscal 2011 Form 10-K. We evaluate each segment’s performance based on its “operating income (loss),” which we define as profit or loss from operations before income taxes excluding interest income and expense, royalties and related intellectual property expenses, equity investment income and gains or losses from securities and other investments. Intersegment sales are generally transferred at cost to the buying segment and the sourcing segment recognizes a profit that is eliminated. The “Corporate eliminations” line item in the tables below represents the elimination of intersegment sales and their related profits. The “Unallocated corporate expense” line item in the tables below represents the portion of corporate expenses not allocated to our business segments.

Total assets by business segment are summarized below:

	March 30, 2012	July 1, 2011
	(In millions)
Total Assets
RF Communications	$1,372.4	$1,378.7
Integrated Network Solutions	2,504.7	2,902.5
Government Communications Systems	1,011.3	956.4
Corporate	711.5	769.0
Discontinued operations	49.0	166.2

	$5,648.9	$6,172.8

Segment revenue, segment operating income (loss) and a reconciliation of segment operating income (loss) to total income (loss) from continuing operations before income taxes follow:

	Quarter Ended		Three Quarters Ended
	March 30, 2012	April 1, 2011	March 30, 2012	April 1, 2011
	(In millions)
Revenue
RF Communications	$537.7	$550.0	$1,560.5	$1,661.2
Integrated Network Solutions	499.6	462.4	1,569.8	1,398.6
Government Communications Systems	470.5	431.2	1,336.6	1,277.0
Corporate eliminations	(31.8)	(30.8)	(94.6)	(81.4)

	$1,476.0	$1,412.8	$4,372.3	$4,255.4

Income (Loss) From Continuing Operations Before Income Taxes
Segment Operating Income (Loss)
RF Communications	$181.6	$178.5	$508.0	$596.3
Integrated Network Solutions (1)	(406.0)	24.5	(365.6)	79.7
Government Communications Systems	64.1	59.8	190.1	163.8
Unallocated corporate expense	(18.6)	(19.8)	(59.2)	(67.5)
Corporate eliminations	(4.6)	(7.8)	(12.4)	(17.1)
Non-operating income (loss) (2)	8.1	(0.3)	11.7	(1.6)
Net interest expense	(27.5)	(25.8)	(83.6)	(64.1)

	$(202.9)	$209.1	$189.0	$689.5

(1)	Operating loss in our Integrated Network Solutions segment in the quarter ended March 30, 2012 included a preliminary estimate of $424.0 million for a non-cash impairment charge to write down a significant portion of the goodwill and other long-lived assets related to Broadcast Communications and charges of $11.1 million for integration and other costs associated with our acquisitions of CapRock Holdings, Inc. and its subsidiaries, including CapRock Communications, Inc. (collectively, “CapRock”) and Schlumberger GCS. Operating loss in our Integrated Network Solutions segment in the three quarters ended March 30, 2012 included the preliminary estimate for the non-cash impairment charge noted above and charges of $30.4 million for integration and other costs associated with our acquisitions of CapRock, Schlumberger GCS and Carefx. Operating income in our Integrated Network Solutions segment in the quarter and three quarters ended April 1, 2011 included charges of $10.8 million and $17.0 million, respectively, for integration and other costs associated with our acquisitions of CapRock, Schlumberger GCS and the terrestrial network infrastructure assets of the government business of Core180, Inc. Additionally, operating loss in our Integrated Network Solutions segment in the quarter and three quarters ended March 30, 2012 included losses of $4.7 million and $13.0 million, respectively, related to our healthcare solutions initiative.
(2)	“Non-operating income (loss)” includes equity investment income (loss), royalties and related intellectual property expenses, gains and losses on sales of investments and securities available-for-sale, and impairments of investments and securities available-for-sale.

Note R — Subsequent Event

On April 27, 2012, our Board of Directors approved a plan to divest Broadcast Communications (part of our Integrated Network Solutions segment). After a thorough review of our business portfolio and evaluation of strategic alternatives for Broadcast Communications, we no longer believe Broadcast Communications is aligned with our long-term strategy. Based on our Board’s decision, we have underway preparations to initiate a sales process for Broadcast Communications. We expect the assets of Broadcast Communications to become held for sale in the fourth quarter of fiscal 2012, and consequently, for Broadcast Communications to be classified as discontinued operations in the fourth quarter of fiscal 2012. Accordingly, we expect to report current and prior period financial results for Broadcast Communications as part of discontinued operations beginning with the financial results for the fourth quarter of fiscal 2012. We expect to complete the divestiture of Broadcast Communications during fiscal 2013.

In addition, we recorded an estimated non-cash impairment charge of $424.0 million ($406.5 million after-tax) in the third quarter of fiscal 2012 to write down a significant portion of the goodwill and other long-lived assets related to Broadcast Communications. See Note N — Impairment of Goodwill and Other Long-lived Assets in these Notes for additional information.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Harris Corporation

We have reviewed the condensed consolidated balance sheet of Harris Corporation as of March 30, 2012, and the related condensed consolidated statements of income for the quarter and three quarters ended March 30, 2012 and April 1, 2011, and the condensed consolidated statements of cash flows for the three quarters ended March 30, 2012 and April 1, 2011. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Harris Corporation as of July 1, 2011, and the related consolidated statements of income, cash flows, and comprehensive income and equity for the year then ended, not presented herein, and in our report dated August 29, 2011, we expressed an unqualified opinion on those consolidated financial statements. As described in Note B, on February 24, 2012, Harris Corporation’s Board of Directors approved a plan to exit its cyber integrated solutions operation. The Company has accounted for the cyber integrated solutions operation as a discontinued operation and applied the change on a retrospective basis resulting in revision of the July 1, 2011 consolidated balance sheet. We have not audited and reported on the revised consolidated balance sheet reflecting the change in accordance with Accounting Standards Codification 205-20, Discontinued Operations.

/s/ Ernst & Young LLP

Certified Public Accountants

Boca Raton, Florida

May 2, 2012

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

The following is a list of the sections of MD&A, together with our perspective on the contents of these sections of MD&A, which we hope will assist in reading these pages:

•

Results of Operations — an analysis of our consolidated results of operations and of the results in each of our three business segments, to the extent the business segment operating results are helpful to an understanding of our business as a whole, for the periods presented in our Condensed Consolidated Financial Statements (Unaudited). In this section of MD&A, “income (loss) from continuing operations” refers to income (loss) from continuing operations attributable to Harris Corporation common shareholders.

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

Unless otherwise specified, disclosures in this MD&A relate solely to our continuing operations.

RESULTS OF OPERATIONS

Highlights

Operations results for the third quarter of fiscal 2012 include:

•	Revenue increased 4.5 percent to $1,476.0 million in the third quarter of fiscal 2012 from $1,412.8 million in the third quarter of fiscal 2011;

•

We incurred a loss from continuing operations of $255.4 million, or $2.27 per diluted share, in the third quarter of fiscal 2012 compared with income from continuing operations of $141.9 million, or $1.11 per diluted share, in the third quarter of fiscal 2011. In the third quarter of fiscal 2012, we recorded in our Integrated Network Solutions segment a preliminary estimate of $424.0 million, or $3.62 per diluted common share after-tax, for a non-cash charge for impairment of goodwill and other long-lived assets related to Broadcast Communications;

•

Our RF Communications segment revenue decreased 2.2 percent to $537.7 million and operating income increased 1.7 percent to $181.6 million in the third quarter of fiscal 2012 compared with the third quarter of fiscal 2011;

•

Our Integrated Network Solutions segment revenue increased 8.0 percent to $499.6 million in the third quarter of fiscal 2012 compared with the third quarter of fiscal 2011, and this segment had operating loss of $406.0 million in the third quarter of fiscal 2012 compared with operating income of $24.5 million in the third quarter of fiscal 2011. Revenue in the third quarter of fiscal 2012 benefited from our acquisitions of Schlumberger GCS and Carefx in the fourth quarter of fiscal 2011. The operating loss in the third quarter of fiscal 2012 was primarily due to the non-cash impairment charge noted above related to Broadcast Communications;

•

Our Government Communications Systems segment revenue increased 9.1 percent to $470.5 million and operating income increased 7.2 percent to $64.1 million in the third quarter of fiscal 2012 compared with the third quarter of fiscal 2011; and

•

Net cash provided by operating activities was $483.2 million in the first three quarters of fiscal 2012 compared with $556.8 million in the first three quarters of fiscal 2011, a decrease of 13.2 percent. Net cash provided by operating activities was $205.2 million in the third quarter of fiscal 2012 compared with $167.5 million in the third quarter of fiscal 2011, an increase of 22.5 percent.

Consolidated Results of Operations

Revenue and Income (Loss) From Continuing Operations

	Quarter Ended			Three Quarters Ended
	March 30, 2012	April 1, 2011	% Inc/(Dec)	March 30, 2012	April 1, 2011	% Inc/(Dec)
	(Dollars in millions, except per share amounts)
Revenue	$1,476.0	$1,412.8	4.5%	$4,372.3	$4,255.4	2.7%
Income (loss) from continuing operations	$(255.4)	$141.9	*	$8.2	$461.7	(98.2)%
% of revenue	(17.3)%	10.0%		0.2%	10.8%
Income (loss) from continuing operations per diluted common share	$(2.27)	$1.11	*	$0.07	$3.59	(98.1)%

*	Not meaningful

Third Quarter 2012 Compared With Third Quarter 2011: The increase in revenue in the third quarter of fiscal 2012 compared with the third quarter of fiscal 2011 was primarily due to higher revenue in our Government Communications Systems segment and in our Integrated Network Solutions segment, which benefited from our acquisitions of Schlumberger GCS and Carefx in the fourth quarter of fiscal 2011, partially offset by lower revenue in our RF Communications segment.

The loss from continuing operations in the third quarter of fiscal 2012 compared with income from continuing operations in the third quarter of fiscal 2011 was primarily due to the operating loss in our Integrated Network Solutions segment in the third quarter of fiscal 2012 primarily resulting from our recording a preliminary estimate of $424.0 million ($3.62 per diluted common share after-tax) for a non-cash charge for impairment of goodwill and other long-lived assets related to Broadcast Communications. Additionally, the Integrated Network Solutions segment operating loss in the third quarter of fiscal 2012 reflected a loss in Broadcast Communications and a loss related to our healthcare solutions initiative, partially offset by higher operating income from Harris CapRock Communications. These drivers of the loss from continuing operations in the third quarter of fiscal 2012 were partially offset by increases in operating income in our Government Communications Systems and RF Communications segments of 7.2 percent and 1.7 percent, respectively, in the third quarter of fiscal 2012 compared with the third quarter of fiscal 2011. In addition, we had non-operating income in the third quarter of fiscal 2012 of $8.1 million compared with a non-operating loss of $0.3 million in the third quarter of fiscal 2011.

First Three Quarters 2012 Compared With First Three Quarters 2011: The increase in revenue in the first three quarters of fiscal 2012 compared with the first three quarters of fiscal 2011 was primarily due to higher revenue in our Integrated Network Solutions segment, which benefited from our acquisitions of CapRock and Schlumberger GCS in fiscal 2011, and higher revenue in our Government Communications Systems segment, partially offset by lower revenue in our RF Communications segment. Revenue in our RF Communications segment in the first two quarters of fiscal 2011 benefited significantly from expedited shipments of tactical radios to equip mine resistant ambush protected vehicles (“MRAPs”).

The decrease in income from continuing operations and income from continuing operations as a percentage of revenue in the first three quarters of fiscal 2012 compared with the first three quarters of fiscal 2011 was primarily due to the operating loss in our Integrated Network Solutions segment for the first three quarters of fiscal 2012 primarily resulting from the impairment charge recorded in the third quarter of fiscal 2012 as noted above. Additionally, operating income in the first two quarters of fiscal 2011 benefited significantly from expedited shipments of tactical radios to equip MRAPs by our RF Communications segment. The operating loss in our Integrated Network Solutions segment for the first three quarters of fiscal 2012 also included integration and other costs associated with our acquisitions of CapRock, Schlumberger GCS and Carefx and losses related to our healthcare solutions initiative. Also, interest expense increased in the first three quarters of fiscal 2012 compared with the first three quarters of fiscal 2011, primarily due to higher levels of borrowings to fund acquisitions of businesses in fiscal 2011 and repurchases under our new share repurchase program during the first quarter of fiscal 2012. These drivers of the decrease in income from continuing operations and income from continuing operations as a percentage of revenue were partially offset by stronger operating results in our Government Communications Systems segment, primarily driven by a more favorable product mix and excellent program performance, and by non-operating income in the first three quarters of fiscal 2012 of $11.7 million compared with a non-operating loss in the first three quarters of fiscal 2011 of $1.6 million. Moreover, the effects of these items on the decrease in income from continuing operations per diluted share in the first three quarters of fiscal 2012 compared with the first three quarters of fiscal 2011 were partially offset by the significant reduction in average common shares outstanding as a result of our share repurchases during the first quarter of fiscal 2012.

See the “Discussion of Business Segment Results of Operations,” “Non-Operating Income (Loss),” “Interest Income and Expense” and “Common Stock Repurchases” discussions below in this MD&A for further information.

Gross Margin

	Quarter Ended			Three Quarters Ended
	March 30, 2012	April 1, 2011	% Inc/(Dec)	March 30, 2012	April 1, 2011	% Inc/(Dec)
	(Dollars in millions)
Revenue	$1,476.0	$1,412.8	4.5%	$4,372.3	$4,255.4	2.7%
Cost of product sales and services	(937.9)	(896.6)	4.6%	(2,823.3)	(2,716.1)	3.9%
Gross margin	$538.1	$516.2	4.2%	$1,549.0	$1,539.3	0.6%
% of revenue	36.5%	36.5%		35.4%	36.2%

Third Quarter 2012 Compared With Third Quarter 2011: The gross margin as a percentage of revenue (“gross margin percentage”) was flat in the third quarter of fiscal 2012 compared with the third quarter of fiscal 2011. Our Integrated Network Solutions segment had higher gross margin percentages in all of its business areas, which was primarily offset by a lower percentage of our overall sales generated by our higher-margin RF Communications segment.

First Three Quarters 2012 Compared With First Three Quarters 2011: The decrease in gross margin percentage in the first three quarters of fiscal 2012 compared with the first three quarters of fiscal 2011 was primarily due to a decline in the gross margin percentage in our RF Communications segment, primarily due to a less favorable product mix as a result of significantly lower sales of tactical radios to equip MRAPs, partially offset by improvement in the gross margin percentage in our Integrated Network Solutions segment for the same reasons as noted above regarding the third quarters of fiscal 2012 and 2011.

See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Engineering, Selling and Administrative Expenses

	Quarter Ended			Three Quarters Ended
	March 30, 2012	April 1, 2011	% Inc/(Dec)	March 30, 2012	April 1, 2011	% Inc/(Dec)
	(Dollars in millions)
Engineering, selling and administrative expenses	$297.6	$281.0	5.9%	$864.1	$784.1	10.2%
% of revenue	20.2%	19.9%		19.8%	18.4%

Third Quarter 2012 Compared With Third Quarter 2011: The increase in engineering, selling and administrative (“ESA”) expenses and ESA expenses as a percentage of revenue in the third quarter of fiscal 2012 compared with the third quarter of fiscal 2011 was primarily due to our acquisitions of businesses in fiscal 2011.

First Three Quarters 2012 Compared With First Three Quarters 2011: The increase in ESA expenses and ESA expenses as a percentage of revenue in the first three quarters of fiscal 2012 compared with the first three quarters of fiscal 2011 was primarily due to our acquisitions of businesses in fiscal 2011, including integration and other costs associated with these acquisitions.

See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Non-Operating Income (Loss)

	Quarter Ended			Three Quarters Ended
	March 30, 2012	April 1, 2011	% Inc/(Dec)	March 30, 2012	April 1, 2011	% Inc/(Dec)
	(Dollars in millions)
Non-operating income (loss)	$8.1	$(0.3)	*	$11.7	$(1.6)	*

*	Not meaningful

Third Quarter 2012 Compared With Third Quarter 2011: The non-operating income in the third quarter of fiscal 2012 was primarily due to royalty income related to certain patents. See Note L — Non-Operating Income (Loss) in the Notes for further information.

First Three Quarters 2012 Compared With First Three Quarters 2011: The non-operating income in the first three quarters of fiscal 2012 was primarily due to the same reason as noted above regarding the third quarter of fiscal 2012. See Note L — Non-Operating Income (Loss) in the Notes for further information.

Interest Income and Expense

	Quarter Ended			Three Quarters Ended
	March 30, 2012	April 1, 2011	% Inc/(Dec)	March 30, 2012	April 1, 2011	% Inc/(Dec)
	(Dollars in millions)
Interest income	$1.2	$1.3	(7.7)%	$2.3	$2.3	—%
Interest expense	(28.7)	(27.1)	5.9%	(85.9)	(66.4)	29.4%

Third Quarter 2012 Compared With Third Quarter 2011: Our interest expense increased in the third quarter of fiscal 2012 compared with the third quarter of fiscal 2011, primarily due to higher levels of borrowings to fund acquisitions of businesses in fiscal 2011 and repurchases under our new share repurchase program during the first quarter of fiscal 2012.

First Three Quarters 2012 Compared With First Three Quarters 2011: Our interest expense increased in the first three quarters of fiscal 2012 compared with the first three quarters of fiscal 2011 for the same reasons as noted above regarding the third quarters of fiscal 2012 and 2011.

See the “Discussion of Business Segment Results of Operations” and “Common Stock Repurchases” discussions below in this MD&A for further information.

Income Taxes

	Quarter Ended			Three Quarters Ended
	March 30, 2012	April 1, 2011	% Inc/(Dec)	March 30, 2012	April 1, 2011	% Inc/(Dec)
	(Dollars in millions)
Income (loss) from continuing operations before income taxes	$(202.9)	$209.1	*	$189.0	$689.5	(72.6)%
Income taxes	53.4	67.5	(20.9)%	183.0	228.1	(19.8)%
Effective tax rate	*	32.3%		96.8%	33.1%

*	Not meaningful

Third Quarter 2012 Compared With Third Quarter 2011: In the third quarter of fiscal 2012, our effective tax rate (income taxes as a percentage of income (loss) from continuing operations before income taxes) was negatively impacted by the non-deductibility for tax purposes of the portion of the impairment charge related to goodwill described in Note N — Impairment of Goodwill and Other Long-Lived Assets in the Notes, partially offset by a benefit from additional tax credits and manufacturing deductions claimed on our fiscal 2011 tax return compared with our recorded estimates at the end of fiscal 2011. In the third quarter of fiscal 2011, our effective tax rate benefited from the expiration of state income tax statutes of limitations and several other minor discrete items.

First Three Quarters 2012 Compared With First Three Quarters 2011: In the first three quarters of fiscal 2012, our effective tax rate was impacted as described above by the discrete items noted above regarding the third quarter of fiscal 2012 and also benefited from a reduction in state taxes due to changes in certain state tax laws and a reduction in estimated tax liabilities. In the first three quarters of fiscal 2011, the major discrete item was a $5.9 million tax benefit associated with legislative action during the second quarter of fiscal 2011 that restored the U.S. Federal income tax credit for research and development expenses, which was recorded in the second quarter of fiscal 2011.

Discussion of Business Segment Results of Operations

RF Communications Segment

	Quarter Ended			Three Quarters Ended
	March 30, 2012	April 1, 2011	% Inc/(Dec)	March 30, 2012	April 1, 2011	% Inc/(Dec)
	(Dollars in millions)
Revenue	$537.7	$550.0	(2.2)%	$1,560.5	$1,661.2	(6.1)%
Segment operating income	181.6	178.5	1.7%	508.0	596.3	(14.8)%
% of revenue	33.8%	32.5%		32.6%	35.9%

Third Quarter 2012 Compared With Third Quarter 2011: The decrease in RF Communications segment revenue in the third quarter of fiscal 2012 compared with the third quarter of fiscal 2011 was due to an 8 percent decrease in Tactical Communications revenue to $398 million driven by a significant decrease in revenue from Department of Defense programs, partially offset by an 18 percent increase in Public Safety and Professional Communications revenue to $140 million driven by strong growth in products and programs.

RF Communications segment operating income and operating income as a percentage of revenue were higher in the third quarter of fiscal 2012 compared with the third quarter of fiscal 2011, primarily driven by favorable product mix, cost containment and lower manufacturing costs.

Orders for our RF Communications segment in the third quarter of fiscal 2012 totaled $629 million, including $534 million in Tactical Communications and $95 million in Public Safety and Professional Communications. The book-to-bill ratio in the third quarter of fiscal 2012 was 1.17 for our RF Communications segment and 1.34 for Tactical Communications. At the end of the third quarter of fiscal 2012, backlog was $717 million in Tactical Communications and $635 million in Public Safety and Professional Communications.

Orders in the third quarter of fiscal 2012 included $250 million from the Australian Department of Defence for Falcon II® and Falcon III® radios, bringing orders to date to $362 million for this multi-year modernization program that we believe has a potential value of $500 million. Orders also included $64 million from the U.S. Marine Corps, $51 million from the Government of Iraq, $26 million from the Kingdom of Jordan, and $25 million from two countries in the Middle East. We also were awarded an Indefinite Delivery Indefinite Quantity (“IDIQ”) contract with a potential value of $49 million to provide Unity® Multiband Land Mobile Radios to the U.S. Marine Corps for first-responder communications at facilities worldwide.

Following the close of the third quarter of fiscal 2012, we were awarded a five-year IDIQ contract with a potential value of $400 million to provide Falcon III tactical radios and support to the U.S. Special Operations Command and received an initial order for $39 million for wideband networking radios.

First Three Quarters 2012 Compared With First Three Quarters 2011: The decrease in RF Communications segment revenue, operating income and operating income as a percentage of revenue in the first three quarters of fiscal 2012 compared with the first three quarters of fiscal 2011 was primarily due to revenue and operating income in the first two quarters of fiscal 2011 benefiting from $80 million in expedited shipments of tactical radios to equip MRAPs and the related favorable product mix.

Integrated Network Solutions Segment

	Quarter Ended			Three Quarters Ended
	March 30, 2012	April 1, 2011	% Inc/(Dec)	March 30, 2012	April 1, 2011	% Inc/(Dec)
	(Dollars in millions)
Revenue	$499.6	$462.4	8.0%	$1,569.8	$1,398.6	12.2%
Segment operating income (loss)	(406.0)	24.5	*	(365.6)	79.7	*
% of revenue	(81.3)%	5.3%		(23.3)%	5.7%

*	Not meaningful

Third Quarter 2012 Compared With Third Quarter 2011: The increase in Integrated Network Solutions segment revenue in the third quarter of fiscal 2012 compared with the third quarter of fiscal 2011 was primarily due to higher revenue in Harris CapRock Communications, both organically and from Schlumberger GCS (which we acquired in the fourth quarter of fiscal 2011), and higher revenue related to our healthcare solutions initiative, including revenue from Carefx (which we also acquired in the fourth quarter of fiscal 2011). These drivers of the increase in revenue were partially offset by declining revenue in IT services from the loss of the Patriot program and in Broadcast Communications as a result of weaker demand in North America and longer international sales lead times.

The Integrated Network Solutions segment operating loss in the third quarter of fiscal 2012 compared with operating income in the third quarter of fiscal 2011 was primarily due to our recording in the third quarter of fiscal 2012 a preliminary estimate of $424.0 million for a non-cash charge for impairment of goodwill and other long-lived assets related to Broadcast Communications, as described in greater detail below. Additionally, the segment operating loss in the third quarter of fiscal 2012 compared with operating income in the third quarter of fiscal 2011 reflected a loss in Broadcast Communications and a loss related to our healthcare solutions initiative, partially offset by higher operating income from Harris CapRock Communications.

On April 27, 2012, our Board of Directors approved a plan to divest Broadcast Communications (part of our Integrated Network Solutions segment). After a thorough review of our business portfolio and evaluation of strategic alternatives for Broadcast Communications, we no longer believe Broadcast Communications is aligned with our long-term strategy. See Note R — Subsequent Event in the Notes for additional information. In addition, we recorded an estimated non-cash impairment charge of $424.0 million ($406.5 million after-tax) in the third quarter of fiscal 2012 to write down a significant portion of the goodwill and other long-lived assets related to Broadcast Communications. See Note N — Impairment of Goodwill and Other Long-lived Assets in the Notes for additional information.

In the third quarter of fiscal 2012 in our Integrated Network Solutions segment, we were awarded a two-year contract, potentially worth $19 million, to design and install a wireless network for Department of Veterans Affairs (“VA”) medical centers and a five-year contract, potentially worth $80 million, to provide electronic health record interoperability to enhance continuity of care between the Department of Defense and the VA. Orders in the third quarter of fiscal 2012 for managed satellite communications solutions included $15 million under the Future Commercial Satellite Communications Services Acquisition (“FCSA”) contract, $32 million from customers in Brazil and $40 million from two global oil drilling customers in Europe.

Following the close of the third quarter of fiscal 2012, we achieved a significant new win in the maritime market, a five-year contract award with Royal Caribbean Cruises Ltd. to provide global communications services onboard 34 of its ships.

First Three Quarters 2012 Compared With First Three Quarters 2011: Integrated Network Solutions segment revenue increased in the first three quarters of fiscal 2012 compared with the first three quarters of fiscal 2011 for the same reasons as noted above regarding the third quarter of fiscal 2012. The Integrated Network Solutions segment operating loss in the first three quarters of fiscal 2012 compared with operating income in the first three quarters of fiscal 2011 was primarily due to our recording in the third quarter of fiscal 2012 a preliminary estimate of $424.0 million for a non-cash charge for impairment of goodwill and other long-lived assets, as described above, as well as the impact of charges for integration and other costs associated with our acquisitions of CapRock, Schlumberger GCS and Carefx and a loss related to our healthcare solutions initiative.

Government Communications Systems Segment

	Quarter Ended			Three Quarters Ended
	March 30, 2012	April 1, 2011	% Inc/(Dec)	March 30, 2012	April 1, 2011	% Inc/(Dec)
	(Dollars in millions)
Revenue	$470.5	$431.2	9.1%	$1,336.6	$1,277.0	4.7%
Segment operating income	64.1	59.8	7.2%	190.1	163.8	16.1%
% of revenue	13.6%	13.9%		14.2%	12.8%

Third Quarter 2012 Compared With Third Quarter 2011: Government Communications Systems segment revenue in the third quarter of fiscal 2012 compared with the third quarter of fiscal 2011 increased from the Geostationary Operational Environmental Satellite — Series R (“GOES-R”) Ground and Antenna Segment weather programs for the National Oceanic and Atmospheric Administration (“NOAA”), various classified programs and commercial satellite reflectors. These drivers of the increase in revenue were partially offset, as expected, by a decline in revenue from a completed program, the Field Data Collection Automation (“FDCA”) program for the 2010 U.S. Census.

Government Communications Systems segment operating income was higher in the third quarter of fiscal 2012 compared with the third quarter of fiscal 2011, primarily driven by the higher revenue from the programs described above. Government Communications Systems segment operating income as a percentage of revenue was lower in the third quarter of fiscal 2012 compared with the third quarter of fiscal 2011, primarily driven by the decline in operating income, as expected, from the completion of the FDCA program.

Major awards during the third quarter of fiscal 2012 in our Government Communications Systems segment included four awards from various classified customers potentially totaling $183 million and a follow-on contract, potentially worth $51 million, from NOAA for the GOES-R Ground and Antenna Segment weather program.

First Three Quarters 2012 Compared With First Three Quarters 2011: Government Communications Systems segment revenue in the first three quarters of fiscal 2012 compared with the first three quarters of fiscal 2011 increased from the GOES-R Ground and Antenna Segment weather programs, various classified programs, wireless and geospatial products and commercial satellite reflectors. These drivers of the increase in revenue were partially offset by a decline in revenue, as expected, from two completed programs, the FDCA program for the 2010 U.S. Census and the microwave network build-out for the Federal Aviation Administration (“FAA”).

Government Communications Systems segment operating income and operating income as a percentage of revenue were higher in the first three quarters of fiscal 2012 compared with the first three quarters of fiscal 2011, primarily driven by a more favorable product mix and excellent program performance.

Unallocated Corporate Expense and Corporate Eliminations

	Quarter Ended			Three Quarters Ended
	March 30, 2012	April 1, 2011	% Inc/(Dec)	March 30, 2012	April 1, 2011	% Inc/(Dec)
	(Dollars in millions)
Unallocated corporate expense	$18.6	$19.8	(6.1)%	$59.2	$67.5	(12.3)%
Corporate eliminations	4.6	7.8	(41.0)%	12.4	17.1	(27.5)%

Third Quarter 2012 Compared With Third Quarter 2011: Corporate eliminations decreased in the third quarter of fiscal 2012 compared with the third quarter of fiscal 2011, primarily due to lower intersegment activity between our RF Communications segment and our Integrated Network Solutions segment.

First Three Quarters 2012 Compared With First Three Quarters 2011: The decrease in unallocated corporate expense in the first three quarters of fiscal 2012 compared with the first three quarters of fiscal 2011 was primarily due to higher compensation and benefit plan expense in the first three quarters of fiscal 2011. The decrease in corporate eliminations in the first three quarters of fiscal 2012 compared with the first three quarters of fiscal 2011 was primarily due to lower intersegment activity between our RF Communications segment and our Integrated Network Solutions and Government Communications Systems segments.

Discontinued Operations

In the third quarter of fiscal 2012, our Board of Directors approved a plan to exit our CIS operation that provided remote cloud hosting and to dispose of the related assets. CIS was formerly part of our Integrated Network Solutions segment and is reported as discontinued operations in this Report. As a result, our historical financial results have been restated to account for CIS as discontinued operations for all periods presented in this Report. See Note B — Discontinued Operations in these Notes for additional information regarding discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Three Quarters Ended
	March 30, 2012	April 1, 2011
	(In millions)
Net cash provided by operating activities	$483.2	$556.8
Net cash used in investing activities	(190.3)	(754.6)
Net cash provided by (used in) financing activities	(362.7)	622.6
Effect of exchange rate changes on cash and cash equivalents	1.9	5.1

Net increase (decrease) in cash and cash equivalents	(67.9)	429.9
Cash and cash equivalents, beginning of year	366.9	455.2

Cash and cash equivalents, end of quarter	$299.0	$885.1

Cash and Cash Equivalents: Our cash and cash equivalents decreased $67.9 million to $299.0 million at the end of the third quarter of fiscal 2012 from $366.9 million at the end of fiscal 2011. The decrease was primarily due to $448.4 million used to repurchase shares of our common stock, $157.4 million of property, plant and equipment additions and $102.2 million used to pay cash dividends, mostly offset by $483.2 million of net cash provided by operating activities and $165.2 million of net proceeds from borrowings.

Our financial position remained strong at March 30, 2012. We ended the third quarter of fiscal 2012 with cash and cash equivalents of $299.0 million; we have no long-term debt maturing until fiscal 2016; we have a senior unsecured $750 million revolving credit facility that expires in September 2013 ($414 million of which was available to us as of March 30, 2012 as a result of $336 million of short-term debt outstanding under our commercial paper program, which was supported by such senior unsecured revolving credit facility); we have a senior unsecured $250 million 364-day revolving credit facility that expires on September 26, 2012 (all of which was available to us as of March 30, 2012); and we do not have any material defined benefit pension plan obligations.

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

We also currently believe that existing cash, funds generated from operations, our credit facilities and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, potential acquisitions and repurchases under our share repurchase program for the next 12 months and for the reasonably foreseeable future thereafter. We anticipate tax payments over the next three years to be slightly greater than our tax expense for the same period. Other than those cash outlays noted in the “Commercial Commitments and Contractual Obligations” discussion below in this MD&A, capital expenditures and repurchases under our share repurchase program, no other significant cash outlays are anticipated during the remainder of fiscal 2012.

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

Net cash provided by operating activities: Our net cash provided by operating activities was $483.2 million in the first three quarters of fiscal 2012 compared with $556.8 million in the first three quarters of fiscal 2011. Cash flow from operations was positive in all of our business segments in the first three quarters of fiscal 2012. The decrease in net cash provided by operating activities in the first three quarters of fiscal 2012 compared with the first three quarters of fiscal 2011 was primarily due to the decrease in operating income at our RF Communications segment. Net cash provided by operating activities in the first three quarters of fiscal 2011 benefited from expedited shipments of tactical radios to equip MRAPs, by our RF Communications segment.

Net cash used in investing activities: Our net cash used in investing activities was $190.3 million in the first three quarters of fiscal 2012 compared with $754.6 million in the first three quarters of fiscal 2011. Net cash used in investing activities in the first three quarters of fiscal 2012 primarily consisted of $157.4 million of property, plant and equipment additions, $17.9 million of capitalized software additions and $14.0 million of net cash paid for acquired businesses. Net cash used in investing activities in the first three quarters of fiscal 2011 consisted of $548.4 million of net cash paid for acquired businesses, $186.1 million of property, plant and equipment additions, $10.1 million of capitalized software additions and $10.0 million of cash paid for a cost-method investment. Our total capital expenditures, including capitalized software, in fiscal 2012 are expected to be between $240 million and $250 million.

Net cash provided by (used in) financing activities: Our net cash used in financing activities was $362.7 million in the first three quarters of fiscal 2012 compared with net cash provided by financing activities of $622.6 million in the first three quarters of fiscal 2011. Net cash used in financing activities in the first three quarters of fiscal 2012 primarily consisted of $448.4 million used to repurchase shares of our common stock and $102.2 million used to pay cash dividends, partially offset by $165.2 million of net proceeds from borrowings to partially fund such uses. Net cash provided by financing activities in the first three quarters of fiscal 2011 primarily consisted of $855.1 million of net proceeds from borrowings to partially fund our acquisitions of CapRock, Schlumberger GCS and Carefx, partially offset by $156.0 million used to repurchase shares of our common stock and $95.7 million used to pay cash dividends.

Common Stock Repurchases

During the third quarter of fiscal 2012, we used $25.0 million to repurchase 570,600 shares of our common stock under our repurchase program at an average price per share of $43.82, including commissions. During the third quarter of fiscal 2011, we used $50.0 million to repurchase 1,020,018 shares of our common stock under our repurchase program at an average price per share of $49.02, including commissions. During the first three quarters of fiscal 2012, we used $442.0 million to repurchase 11,639,405 shares of our common stock under our repurchase program at an average price per share of $37.97, including commissions. During the first three quarters of fiscal 2011, we used $150.0 million to repurchase 3,277,780 shares of our common stock under our repurchase program at an average price per share of $45.76, including commissions. In the third quarter of fiscal 2012 and third quarter of fiscal 2011, $0.1 million and $0.3 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. In the first three quarters of fiscal 2012 and first three quarters of fiscal 2011, $6.4 million and $6.0 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares repurchased by us are cancelled and retired.

On July 30, 2011, our Board of Directors approved a new $1 billion share repurchase program (the “New Repurchase Program”). The New Repurchase Program replaced our prior share repurchase program (the “2009 Repurchase Program”), which had a remaining, unused authorization of approximately $200 million as of July 29, 2011. As of March 30, 2012, we have a remaining authorization to repurchase approximately $558 million in shares of our common stock under the New Repurchase Program, which does not have a stated expiration date. The New Repurchase Program has resulted, and is expected to continue to result, in repurchases in excess of the dilutive effect of shares issued under our share-based incentive plans. However, the level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. Share repurchases are expected to be funded with available cash and commercial paper. Repurchases under the New Repurchase Program may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time.

Additional information regarding share repurchases during the third quarter of fiscal 2012 and our repurchase program is set forth in this Report under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”

Dividends

On July 30, 2011, our Board of Directors increased the quarterly cash dividend rate on our common stock from $.25 per share to $.28 per share, for an annualized cash dividend rate of $1.12 per share, which was our tenth consecutive annual increase in our quarterly cash dividend rate. Our annualized cash dividend rate was $1.00 per share in fiscal 2011. On February 27, 2012, our Board of Directors further increased the quarterly cash dividend rate on our common stock from $.28 per share to $.33 per share, for an annualized cash dividend rate of $1.32 per share. There can be no assurances that our annualized cash dividend rate will continue to increase. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect that cash dividends will continue to be paid in the near future, but we can give no assurances concerning payment of future dividends. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant.

Capital Structure and Resources

364-Day Revolving Credit Agreement: As discussed in Note I — Credit Arrangements in the Notes, on September 27, 2011, we entered into the First Amendment that renews and amends the senior unsecured credit facility we had with a syndicate of lenders under the 364-Day Credit Agreement. Pursuant to the 364-Day Credit Agreement, and immediately prior to the First Amendment, we provided notice to the administrative agent of a permanent reduction of the commitments under the 364-Day Credit Agreement from $300 million to $250 million. The Amended 364-Day Credit Agreement provides for the extension of credit to us in the form of revolving loans at any time and from time to time during the term of the Amended 364-Day Credit Agreement, in an aggregate principal amount at any time outstanding not to exceed $250 million. Borrowings under the Amended 364-Day Credit Agreement will be denominated in U.S. Dollars. The Amended 364-Day Credit Agreement may be used for working capital and other general corporate purposes (excluding hostile acquisitions) and also may be used to support any commercial paper that we may issue.

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

The Amended 364-Day Credit Agreement contains certain customary covenants similar to the 2008 Credit Agreement discussed below. We were in compliance with the covenants in the Amended 364-Day Credit Agreement in the third quarter of fiscal 2012. The Amended 364-Day Credit Agreement contains certain events of default similar to the 2008 Credit Agreement discussed below. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the Amended 364-Day Credit Agreement are due and mature on September 26, 2012, unless the commitments are terminated earlier either at our request or if certain events of default occur. At March 30, 2012, we had no borrowings outstanding under the Amended 364-Day Credit Agreement.

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

The 2008 Credit Agreement contains certain customary covenants, including covenants limiting: certain liens on our assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and certain investments in unrestricted subsidiaries. The 2008 Credit Agreement also requires that we not permit our ratio of consolidated total indebtedness to total capital, each as defined, to be greater than 0.60 to 1.00 and not permit our ratio of consolidated EBITDA to consolidated net interest expense, each as defined, to be less than 3.00 to 1.00 (measured on the last day of each fiscal quarter for the rolling four-quarter period then ending). We were in compliance with the covenants in the 2008 Credit Agreement in the third quarter of fiscal 2012. The 2008 Credit Agreement contains certain events of default, including: failure to make payments; failure to perform or observe terms, covenants and agreements; material inaccuracy of any representation or warranty; payment default under other indebtedness with a principal amount in excess of $75 million, other default under such other indebtedness that permits acceleration of such indebtedness, or acceleration of such other indebtedness; occurrence of one or more final judgments or orders for the payment of money in excess of $75 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $75 million; any bankruptcy or insolvency; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs, the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the 2008 Credit Agreement are due and mature on September 10, 2013, unless the commitments are terminated earlier either at our request or if certain events of default occur. At March 30, 2012, we had no borrowings outstanding under the 2008 Credit Agreement, but we had $336 million of short-term debt outstanding under our commercial paper program that was supported by our senior unsecured revolving credit facility under the 2008 Credit Agreement.

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

Short-Term Debt: Our short-term debt at March 30, 2012, December 30, 2011, September 30, 2011 and July 1, 2011 was $348.9 million, $544.9 million, $561.0 million and $180.0 million, respectively, and primarily consisted of commercial paper outstanding under our commercial paper program that was supported by our $750 million senior unsecured revolving credit facility under the 2008 Credit Agreement. Our short-term debt at July 1, 2011 was primarily due to commercial paper issued to fund a portion of the purchase prices for our acquisitions of Schlumberger GCS and Carefx during the fourth quarter of fiscal 2011. The higher amount of short-term debt at September 30, 2011, December 30, 2011 and March 30, 2012 compared with July 1, 2011 was primarily due to commercial paper issued to fund repurchases under our New Repurchase Program during the first quarter of fiscal 2012.

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

Currently we are not participating in any material transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of March 30, 2012, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our results of operations, financial condition or cash flows. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, financial condition or cash flows.

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

Commercial Commitments and Contractual Obligations

The amounts disclosed in our Fiscal 2011 Form 10-K include our commercial commitments and contractual obligations. During the first three quarters ended March 30, 2012, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding surety bonds, letters of credit, guarantees and other arrangements as disclosed in our Fiscal 2011 Form 10-K.

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

Impact of Recently Issued Accounting Standards

Accounting standards issued but not effective for us until after March 30, 2012 are not expected to have a material impact on our financial position, results of operations or cash flows.

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

•

Changes in future business or other market conditions could cause business investments and/or recorded goodwill or other long-term assets to become impaired, resulting in substantial losses and write-downs that would reduce our results of operations.

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

Foreign Exchange and Currency: We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at March 30, 2012 would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note P — Derivative Instruments and Hedging Activities in the Notes for additional information.

Interest Rates: As of March 30, 2012, we had long-term debt obligations. The fair value of our long-term debt obligations is impacted by changes in interest rates; however, a 10 percent change in interest rates for our long-term debt obligations at March 30, 2012 would not have had a material impact on the fair value of such long-term debt obligations. Additionally, there is no interest rate risk associated with our long-term debt obligations on our results of operations and cash flows, because the interest rates on our long-term debt obligations are fixed, and because our long-term debt is not putable (redeemable at the option of the holders of the debt prior to maturity).

As of March 30, 2012, we also had short-term variable-rate debt outstanding, primarily under our commercial paper program, subject to interest rate risk. We utilize our commercial paper program to satisfy short-term cash requirements, including bridge financing for strategic acquisitions until longer-term financing arrangements are put in place and temporarily funding repurchases under our share repurchase program. The interest rate risk associated with this short-term debt on our results of operations and cash flows is not material.

We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term debt obligations or on our results of operations or cash flows over the next twelve months.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal quarter ended March 30, 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of the fiscal quarter ended March 30, 2012 our disclosure controls and procedures were effective.

(b) Changes in internal control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and adding additional monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. During the fiscal quarter ended March 30, 2012, we completed our conversion to a new enterprise resource planning (“ERP”) system at Harris CapRock Communications in our Integrated Network Solutions segment. As a result, we are implementing certain changes to our processes and procedures (including automating several manual processes and standardizing certain business processes), which in many cases will result in changes to internal controls, but which we believe will improve controls and increase efficiency, although we can give no assurances. The new ERP system and the resulting changes to certain processes and procedures we are implementing are part of periodic process improvements and are not in response to an identified internal control deficiency. There have been no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

General. From time to time, as a normal incident of the nature and kind of businesses in which we are, or were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; the sale or use of former products containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs are expensed when incurred. While it is not feasible to predict the outcome of these matters with certainty, and some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us, based upon available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at March 30, 2012 are reserved for, covered by insurance or would not have a material adverse effect on our financial position, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the third quarter of fiscal 2012, we repurchased 570,600 shares of our common stock under our repurchase program at an average price per share of $43.80, excluding commissions. During the third quarter of fiscal 2011, we repurchased 1,020,018 shares of our common stock under our repurchase program at an average price per share of $49.00, excluding commissions. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired.

The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended March 30, 2012:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
Month No. 1
(December 31, 2011-January 27, 2012)
Repurchase Programs (1)	None	n/a	None	$583,248,530
Employee Transactions (2)	3,418	$39.01	n/a	n/a
Month No. 2
(January 28, 2012-February 24, 2012)
Repurchase Programs (1)	None	n/a	None	$583,248,530
Employee Transactions (2)	5,072	$42.53	n/a	n/a
Month No. 3
(February 25, 2012-March 30, 2012)
Repurchase Programs (1)	570,600	$43.80	570,600	$558,257,602
Employee Transactions (2)	31,783	$44.10	n/a	n/a

Total	610,873	$43.78	570,600	$558,257,602

*	Periods represent our fiscal months.

(1)	On August 2, 2011, we announced that on July 30, 2011, our Board of Directors approved the New Repurchase Program authorizing us to repurchase up to $1 billion in shares of our stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. The New Repurchase Program replaced the 2009 Repurchase Program (which had a remaining, unused authorization of $200,639,551 as of July 29, 2011) and does not have a stated expiration date. The approximate dollar amount of our stock that may yet be purchased under the New Repurchase Program as of March 30, 2012 was $558,257,602 (as reflected in the table above). The New Repurchase Program has resulted, and is expected to continue to result, in repurchases in excess of the dilutive effect of shares issued under our share-based incentive plans. However, the level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. As a matter of policy, we do not repurchase shares during the period beginning on the 15th day of the third month of a fiscal quarter and ending two days following the public release of earnings and financial results for such fiscal quarter.
(2)	Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised stock options, (b) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance shares or restricted shares which vested during the quarter, (c) performance shares or restricted shares returned to us upon retirement or employment termination of employees or (d) shares of our common stock purchased by, or sold to us by, the Harris Corporation Master Rabbi Trust, with the trustee thereof acting at our direction, to fund obligations of the Rabbi Trust under our deferred compensation plans. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.

Sales of Unregistered Securities

During the third quarter of fiscal 2012, we did not issue or sell any unregistered equity securities.

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

(10)	*Summary of Annual Compensation of Outside Directors effective as of January 1, 2012, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2011. (Commission File Number 1-3863)

(12)	Computation of Ratio of Earnings to Fixed Charges.

(15)	Letter Regarding Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS CORPORATION (Registrant)

Date: May 2, 2012	By:	/s/ Gary L. McArthur
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

(10)	*Summary of Annual Compensation of Outside Directors effective as of January 1, 2012, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2011. (Commission File Number 1-3863)

(12)	Computation of Ratio of Earnings to Fixed Charges.

(15)	Letter Regarding Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement.