Form 10-K
period 2012-06-29
HARRIS CORP /DE/
filed 2012-08-27
CIK 202058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $4,089,417,786 (based upon the quoted closing sale price per share of the stock on the New York Stock Exchange) on the last business day of the registrant’s most recently completed second fiscal quarter (December 30, 2011). For purposes of this calculation, the registrant has assumed that its directors and executive officers as of December 30, 2011 are affiliates.

The number of shares outstanding of the registrant’s common stock as of August 24, 2012 was 113,239,689.

Documents Incorporated by Reference:

Portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders scheduled to be held on October 26, 2012, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended June 29, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

HARRIS CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 29, 2012

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

PART I

ITEM 1. BUSINESS.

HARRIS

Harris Corporation, together with its subsidiaries, is an international communications and information technology company serving government and commercial markets in more than 125 countries. We are dedicated to developing best-in-class assured communications® products, systems and services for global markets, including RF communications, integrated network solutions and government communications systems.

Harris Corporation was incorporated in Delaware in 1926 as the successor to three companies founded in the 1890s. Our principal executive offices are located at 1025 West NASA Boulevard, Melbourne, Florida 32919, and our telephone number is (321) 727-9100. Our common stock is listed on the New York Stock Exchange under the symbol “HRS.” On June 29, 2012, we employed approximately 15,200 people. Unless the context otherwise requires, the terms “we,” “our,” “us,” “Company” and “Harris” as used in this Report refer to Harris Corporation and its subsidiaries.

General

We structure our operations primarily around the products and services we sell and the markets we serve, and we report the financial results of our operations in the following three reportable operating segments:

•	Our RF Communications segment, comprised of (i) U.S. Department of Defense and International Tactical Communications and (ii) Public Safety and Professional Communications;
•	Our Integrated Network Solutions segment, comprised of (i) IT Services, (ii) Harris CapRock Communications and (iii) Healthcare Solutions; and
•	Our Government Communications Systems segment, comprised of (i) Civil Programs, (ii) National Intelligence Programs and (iii) Defense Programs.

In the third quarter of fiscal 2012, our Board of Directors approved a plan to exit our cyber integrated solutions operation (“CIS”), which provided remote cloud hosting, and to dispose of the related assets, and we reported CIS as discontinued operations beginning with our financial results presented in our Quarterly Report on Form 10-Q for the third quarter of fiscal 2012. In the fourth quarter of fiscal 2012, our Board of Directors approved a plan to divest our broadcast communications operation (“Broadcast Communications”), which provides digital media management solutions in support of broadcast customers, and we are reporting Broadcast Communications as discontinued operations beginning with our financial results presented in this Report. Both CIS and Broadcast Communications were formerly part of our Integrated Network Solutions segment. Our results of operations for fiscal 2012 and our financial position as of the end of fiscal 2012 presented in this Report reflect both CIS and Broadcast Communications as discontinued operations. Our results of operations for all periods prior to fiscal 2012 presented in this Report have been restated to account for CIS and Broadcast Communications as discontinued operations. For additional information regarding discontinued operations, see Note 3: Discontinued Operations in the Notes to Consolidated Financial Statements in this Report (the “Notes”). Except for disclosures related to our financial position as of the end of periods prior to fiscal 2012 or to our cash flows, or unless otherwise specified, disclosures in this Report relate solely to our continuing operations.

Financial information with respect to all of our other activities, including corporate costs not allocated to the operating segments or discontinued operations, is reported as part of the “Unallocated corporate expense” or “Non-operating income (loss)” line items in our Consolidated Financial Statements and accompanying Notes.

Financial Information About Our Business Segments

Financial information with respect to our business segments, including revenue, operating income or loss and total assets, and with respect to our operations outside the United States, is contained in Note 24: Business Segments in the Notes and is incorporated herein by reference.

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

U.S. Department of Defense and International Tactical Communications:    We design, develop and manufacture a comprehensive line of single-band and multiband secure radio communications products and systems for manpack, handheld, vehicular, strategic fixed-site and shipboard installations that span the communications architecture from High Capacity Line of Site, backbone radios to small Soldier Personal Radios (“SPRs”) and tablet computers. Our ground tactical products operate in various radio frequency bands including high-frequency (“HF”), very high-frequency (“VHF”), ultra high-frequency (“UHF”) and L-band with higher frequencies supported for some of our network backbone products. Our radio systems are highly flexible, interoperable and capable of supporting diverse mission requirements. Our Falcon® families of tactical radios are built on software-defined radio platforms that are reprogrammable to add features or software upgrades. Our Falcon radios also have the highest grade embedded encryption and provide highly mobile, secure and reliable network communications capability without relying on a fixed infrastructure. This capability allows warfighters, for example, to remain connected with each other, their command structures and support organizations, and provides them the ability to communicate information and maintain situational awareness of both friendly and opposing forces, which are critical to both the safety and success of their missions. Our Falcon radio systems have been widely deployed in all branches of the U.S. Department of Defense (“DoD”), as well as throughout the militaries of our allied nations around the world, with more than 450,000 Falcon radios delivered to DoD and NATO customers.

Unlike many of our competitors in the U.S. Government market operating on a government-funded programs-driven business model, we operate this business on a “commercial” customer-driven business model. This means that we anticipate market needs, invest our internal research and development resources, build to our internal forecast, and provide ready-to-ship, commercial, off-the-shelf (“COTS”) products to customers, enabling us to bring products to market faster and adapt to changing customer requirements.

Our Falcon III® family of radios is the next generation of multiband, multi-mission tactical radios supporting the U.S. military’s Joint Tactical Radio System (“JTRS”) requirements as well as network-centric operations worldwide. Our Falcon III radios address the full range of current mission and interoperability requirements and are fully upgradeable to address changing technical standards and mission requirements of the future. Advances in our Falcon III radios include the support of wideband networking waveforms, extended frequency range and significant reductions in weight and size compared with previous generations.

Our Falcon III multiband handheld radio, the AN/PRC-152 (“152”), is the world’s most widely deployed JTRS-approved software-defined handheld radio and was our first Falcon III radio to be fielded. We have successfully fielded more than 180,000 152s across all branches of the DoD, many allies worldwide and U.S. Federal agencies. The 152 offers users a wide range of capabilities, such as legacy Single Channel Ground and Airborne System interoperability; UHF ground-to-ground line-of-sight communications; close-air support; tactical satellite communications

(“SATCOM”); and the Association of Public Safety Communications Officials — International (“APCO”) P25 waveform to provide direct communications with first responders. The 152 also serves as the handheld-based transceiver of our Falcon III AN/VRC-110, a high-performance, multiband vehicular system that offers the added feature of easy vehicle dismount — a “grab-and-go” feature that delivers continuous communications when removed from the vehicle, an important capability in urban environments.

The AN/PRC-152A builds on the 152 by adding wideband, networked communications capability, supporting both our Harris-developed Adaptive Networking Wideband Waveform (“ANW2”) for high bandwidth data operation and the JTRS Soldier Radio Waveform (“SRW”). This is the first radio of its kind to support both a full range of narrowband legacy waveforms and wideband networking waveforms in a handheld platform.

Our Falcon III multiband manpack radio, the AN/PRC-117G (“117G”), is the first JTRS Software Communications Architecture-certified and National Security Agency (“NSA”) Type-1 certified manpack radio system providing wideband networking capability, enabling the transition to a networked battlefield communications environment and high-bandwidth applications, including streaming video, simultaneous voice and data feeds, intelligence reporting and analysis, collaborative chat, route planning, convoy tracking, checkpoint biometrics and connectivity to secure networks. The 117G is Type-1 certified for narrowband communications, as well as for wideband communications using our ANW2 for high bandwidth data operation and the JTRS SRW. The 117G’s wideband network access capabilities give warfighters and field commanders critical real-time information. The 117G has been deployed to all branches of the DoD and is being used in a wide variety of ground, vehicular and airborne applications, including intelligence, surveillance and reconnaissance (“ISR”). For example, the 117G is currently being developed using our ANW2 to serve as the mid-tier networking backbone for the U.S. Army’s Brigade Combat Team modernization.

Our cryptographic solutions encompass NSA-certified products and systems that range from single integrated circuits to major communications systems. These solutions include our Sierra® and Citadel® embedded encryption solutions, KGV-72 blue force tracking programmable encryption devices and our new KIK-11 Tactical Key Loader.

In the international market, our tactical radios have been sold to more than 100 countries through our strong, longstanding international distribution channels consisting of regional sales offices and a broad dealer network. Our Falcon II® and Falcon III tactical radios are standardized in many countries, including NATO and Partnership for Peace countries. International tactical radio demand is being driven by continuing tactical communications modernization and standardization programs to provide more sophisticated communications capabilities to address traditional and emerging threats, in addition to providing interoperability among coalition forces. In fiscal 2012, we received tactical radio orders from, and/or made deliveries to, a wide range of international customers, including Australia, Brazil, Canada, Iraq, Kenya, the Kingdom of Jordan, Kuwait, Poland, the Republic of Georgia, the United Kingdom, and other countries in Africa, Asia, the Caribbean, the Middle East and South America. Additionally, we are providing integrated communications systems for the international market. Our integrated systems offerings are largely based on our own products and address a wide variety of applications, in order to implement integrated command, control, communications, computers, intelligence, surveillance and reconnaissance (“C4ISR”) systems for many different types of platforms, including command post and transit case systems, vehicular and shelter communications systems and specialized airborne applications, which are frequently used in border security and surveillance.

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

As part of our business of designing, building, distributing, maintaining and supplying wireless communications systems, we offer our Voice, Interoperability, Data and Access (“VIDA”) network platform — a unified IP-based voice and data communication system that provides network-level interoperable communications among public safety agencies by supporting a full line of communications systems, including OpenSky®, NetworkFirst, P25IP, Enhanced Digital Access Communication System (“EDACS”) and the next-generation 4G Long Term Evolution (“LTE”) communications standard for wireless broadband for first responders. Our VIDA network solutions currently serve as the backbone in some of the largest and most advanced statewide and regional communications networks in North America, including for the Commonwealth of Pennsylvania and State of Florida.

In addition, we are designing and building the Alberta First Responders Radio Communications System that will provide public safety communications within the 256,000 square-mile area of the Province of Alberta, Canada; are supporting mission-critical communications needs of the Oregon Department of Transportation and the Oregon State Police under the Oregon Statewide Radio Project; and have received an order from the San Francisco Municipal Transportation Authority to deploy a communications network to increase operational efficiencies, improve safety and provide interoperability with public safety agencies. We also have provided 700 MHz band LTE pilot programs to multiple U.S. cities and successfully conducted the first live, multi-state LTE demonstration for first responders, which enabled them to share streaming video, voice and mapping.

In addition to a full range of single-band land mobile radio terminals, we offer our Unity TM family of multiband radios, including the Unity XG-100P handheld radio and Unity XG-100M full-spectrum mobile radio for vehicles. Our Unity multiband radios cover all public safety frequency bands in a single radio; operate on APCO P25 conventional and trunked systems; are backwards compatible with analog FM systems; and include advanced capabilities, such as an internal Global Positioning System (“GPS”) receiver for situational awareness, internal secure Bluetooth® wireless technology, and background noise suppression features. They also include true software-defined radio architecture that allows flexibility for future growth, including a software-only upgrade to APCO P25 Phase 2, the next-generation emerging standard for mission-critical communications. Our Unity radios’ multiband, multi-mode capabilities enable a single radio to communicate with multiple organizations, jurisdictions and agencies operating on different frequencies and systems, providing a significant improvement over most current radio systems for U.S. public safety, which are not interoperable and thus require users to carry multiple radios or route transmissions through ad-hoc network bridges, often configured at the time of an emergency, and resulting in instances where agencies responding to a common incident cannot talk to each other.

Revenue, Operating Income and Backlog:    Revenue for the RF Communications segment decreased 6.3 percent to $2,144 million in fiscal 2012 compared with $2,289 million in fiscal 2011, and was $2,067 million in fiscal 2010. Segment operating income decreased 10.6 percent to $703.7 million in fiscal 2012 compared with $787.0 million in fiscal 2011, and was $707.4 million in fiscal 2010. The RF Communications segment contributed 39 percent of our total revenue in fiscal 2012 compared with 42 percent in fiscal 2011 and 44 percent in fiscal 2010. The percentage of this segment’s revenue that was derived outside of the United States was 40 percent in fiscal 2012 compared with 31 percent in fiscal 2011 and 20 percent in fiscal 2010. U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors, accounted for approximately 46 percent of this segment’s total revenue in fiscal 2012 compared with approximately 63 percent in fiscal 2011 and fiscal 2010. For a general description of our U.S. Government contracts and subcontracts, including a discussion of revenue generated thereunder and of cost-reimbursable versus fixed-price contracts, see “Item 1. Business — Principal Customers; Government Contracts” of this Report.

In general, this segment’s domestic products are sold and serviced directly to customers through its sales organization and through established distribution channels. Internationally, this segment markets and sells its products and services through regional sales offices and established distribution channels. See “Item 1. Business — International Business” of this Report.

The funded backlog of unfilled orders for this segment was $1,300 million at June 29, 2012 compared with $1,503 million at July 1, 2011 and $1,764 million at July 2, 2010. We expect to fill approximately 48 percent of this funded backlog during fiscal 2013, but we can give no assurance of such fulfillment. Additional information regarding funded backlog is provided under “Item 1. Business — Funded and Unfunded Backlog” of this Report. For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business — Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.

Integrated Network Solutions

Our Integrated Network Solutions segment addresses the fast-growing global market for integrated communications and information technology and services and provides a variety of trusted networking capabilities to support government, energy, maritime and healthcare customers. These capabilities are comprised of (i) mission-critical end-to-end information technology (“IT”) services, (ii) managed satellite and terrestrial communications solutions and (iii) standards-based healthcare interoperability and image management solutions.

IT Services:    We are a leading systems and network integrator and prime contractor serving customers in the defense, intelligence, homeland security, civilian and commercial markets by delivering scalable, flexible, secure solutions that achieve objectives and advance mission readiness.

We have positions as a prime contractor on many key Indefinite Delivery, Indefinite Quantity (“IDIQ”) contract vehicles related to IT services, including on four IDIQ contract vehicles awarded to us in fiscal 2012. Our business is a standards and process driven enterprise, our IT services platform follows strict methodologies, and we have attained high-level, specialized IT services registrations and ratings. We invest in the expertise of our employees to ensure currency with evolving technologies and promote optimal service delivery, and we have a mix of clearances that enable us to support our broad customer base. Our business is built around a firm fixed-price, performance-based contract portfolio, providing the ability to leverage our workforce across multiple engagements to adapt quickly to specific customer requirements. In the U.S., our operational footprint offers a physical presence in all 50 states and provides support to more than 10,000 customer sites in 300 of the largest U.S. cities.

Examples of our work in designing, integrating, deploying, operating and supporting secure communications systems and information networks for high-profile customers include the following:

•

We provide operations and maintenance support at locations around the world for the communications functions for the U.S. Air Force 50th Space Wing’s Satellite Control Network, a global, continuously operational network of ground stations, operational control nodes and communications links that support launch and command and control of various space programs managed by the DoD and other national security space organizations, under the Network and Space Operations and Maintenance (“NSOM”) program;

•

We provide the U.S. Department of the Navy with comprehensive, end-to-end support for data, video and voice communications for over 700,000 users as a Tier One subcontractor under the Navy/Marine Corps Intranet (“NMCI”) program;

•	We provide operations and maintenance support for the U.S. Navy Cyber Forces Command OCONUS Navy Enterprise Network as a Tier One subcontractor;
•

We provide the U.S. Transportation Command (“USTC”) at Scott Air Force Base in Illinois with technical and support services to ensure information security of the USTC Distribution Process Owner Secure Enclave, as well as numerous applications hosted within the secure network;

•

We provide the Government of Canada with engineering and logistics services to support the avionics systems on the CF-18 Hornet fighter aircraft under the CF-18 Avionics Optimized Weapon System Support program;

•

We provide IT integration of installation, training, help desk, passport and configuration management services for the U.S. Department of State, Bureau of Consular Affairs in support of more than 240 U.S. embassies and consulates around the world;

•	We provide comprehensive clinical data management for the National Cancer Institute’s intramural clinical trials program;
•	We provide system maintenance and engineering for the Defense Information Systems Agency Crisis Management System;
•	We maintain networks that enable over 12 million U.S. military members and their families to receive goods and services at 250 locations around the world for the Defense Commissary Agency; and
•

We provide IT infrastructure and follow-on operations and maintenance support for the relocation of the U.S. Army Materiel Command Headquarters building to Huntsville, Alabama, and we delivered the migration and consolidation of the communications systems for nine U.S. Southern Command buildings into a new headquarters complex.

Harris CapRock Communications:    We are a global provider of managed satellite and terrestrial communications solutions, specifically for remote and harsh environments, including for energy, maritime and government customers. We own and operate a robust global infrastructure that includes teleports on six continents; five network operations centers running 24 hours per day, seven days per week; local presence in 23 countries; and over 275 global field service personnel supporting customer locations in more than 125 countries, including across North America, Central and South America, Europe, West Africa and Asia-Pacific. Our customers include BP, Baker Hughes, Bristow Group, Chevron, Diamond Offshore, ExxonMobil, Halliburton, MODEC, Shell, Transocean, KBR, Green Reefers, Gulf Offshore, Nabors, Seatrans, Oceaneering, Subsea 7, Royal Caribbean Cruise Lines, the DoD, the Department of Homeland Security, other Federal civilian U.S. Government agencies, and foreign governments and allied forces, and we are a preferred supplier to the Schlumberger group. We combine satellite, terrestrial and wireless technologies to provide comprehensive communications solutions that connect customers’ remote sites with each other and with distant headquarters. Our solutions focus on voice, data and networking solutions for remote sites and are supported by the largest global managed satellite network in the world.

Harris CapRock Communications operations are the result of our combination in fiscal 2011 of (i) CapRock Holdings, Inc. and its subsidiaries, including CapRock Communications, Inc. (collectively, “CapRock”), a global provider of mission-critical, managed satellite communications services for the government, energy and maritime industries, which we acquired on July 30, 2010; (ii) the Schlumberger group’s Global Connectivity Services business (“Schlumberger GCS”), a provider of satellite and terrestrial communications services for the worldwide energy industry, which we acquired on April 4, 2011; and (iii) the terrestrial network infrastructure assets of the government business of Core180, Inc. (the “Core180 Infrastructure”) that we acquired in the third quarter of fiscal 2011, with (iv) our existing Maritime Communications Services operations.

Examples of our fully-managed end-to-end communications services to critical operations in remote and harsh environments include:

•

Providing complete turnkey managed satellite communications services, including all shipboard equipment, onboard IT system integration and satellite bandwidth, under multi-year agreements covering 150 vessels operating worldwide for one energy customer and over 100 vessels operating worldwide for another energy customer;

•	Providing data, voice and internet service to drilling ships operating in offshore Brazil for a major drilling contractor, Brasdril Sociedad de Perfurações Ltda., under a four-year contract;
•	Providing offshore satellite communications under a contract with Odfjell Drilling in Norway;
•

Providing global communications services on board 34 cruise ships under a five-year contract with Royal Caribbean Cruises Ltd. to improve overall communications performance and enhance guest and crew experiences;

•

Delivering turnkey managed satellite communications to a fleet of 53 offshore supply vessels operating in the North Sea, Brazil, Australia and Indian Pacific regions under a five-year contract with Farstad Shipping;

•	Providing managed communication services on over 300 vessels worldwide for a variety of commercial shipping and service vessels;
•	Providing managed satellite communication services covering 2,000 commercial vessels located around the globe under a five-year contract with a customer in the Asia Pacific region;
•

Operating the Offshore Communications Backbone, a modular system of seafloor communications equipment for deep-ocean observation located in the eastern Mediterranean Sea under a three-year master service agreement;

•	Providing end-to-end terrestrial and satellite communications services and solutions to a leading global helicopter transportation company under a five-year contract;
•

Providing C-, Ku-, and X-band space segment capacity, monitoring and control, teleport services, and operations and maintenance to DoD agency customers operating in Asia, Europe, the United States and all major ocean regions under task orders on the DISN Satellite Transmission Services — Global and Future Commercial SATCOM Acquisition contracts;

•

Providing managed network services and more than 400 MHz of commercial satellite capacity to four separate U.S. Government agencies, supporting a range of missions, including airborne ISR, tactical field-deployed communications and continuity of operations; and

•	Providing a fully-managed, end-to-end communications solution using both terrestrial and satellite capabilities under a five-year contract with a classified customer.

Healthcare Solutions:    We provide enterprise intelligence solutions and services for government and commercial customers — including systems integration, intelligent infrastructure, interoperability, imaging and other IT solutions. We are a leader in Federal healthcare IT integration, and we also offer commercial providers a full range of interoperability solutions, including IT infrastructure and management, clinical workflow management and analytics, health information exchange, portals, business intelligence and image management. Our products, systems and services help improve healthcare quality, safety, efficiency, cost and outcomes by ensuring that the right information travels, with security and privacy, to the right person, at the right time, on the right device, at the point of care. Examples include the following:

•

We were one of eight companies in the large business category awarded the five-year T4 IDIQ contract vehicle from the Department of Veterans Affairs (“VA”) designed to upgrade the VA’s IT system and covering services that will streamline and modernize VA operations, including patient care delivery at more than 150 VA hospitals;

•

Under the T4 IDIQ vehicle, we are (i) providing electronic health record interoperability to enhance continuity of care between the DoD and the VA under a five-year contract, potentially worth $80 million, and (ii) designing and installing a wireless network for VA medical centers under a two-year contract, potentially worth $19 million;

•

We are deploying under the VA’s Enhance the Veteran Experience and Access to HealthCare blanket purchase agreement a Surgery Quality and Workflow Manager solution to all of the 130 VA medical centers that perform surgery, to support the surgery process from the initial evaluation through the completion of the surgery and follow-up and result in improved patient safety, operational efficiency and communication with the veteran’s family regarding surgery progress;

•

We operate, maintain and enhance the VA’s enterprise wide storage, retrieval and viewing of medical images and artifacts under the Veterans Health Information Systems and Technology Architecture Imaging contract, and, as a result of our services, VA clinicians have access to a veteran’s medical images at the point of care regardless of where in the VA enterprise such images were captured;

•

We are creating under the VA’s Enterprise Management Foundation Federated Data Repository program a centralized network monitoring system that will provide the VA with a unified view of its critical infrastructure; and

•	We are implementing statewide Health Information Exchange (“HIE”) infrastructures in Florida and Oregon to connect physicians, hospitals, regional HIEs and state government agencies.

In addition to providing interoperability solutions for large-scale health information exchange enterprises, such as the VA, the DoD and certain states, we also have extended our interoperability solutions to the private sector. On April 4, 2011, we acquired Carefx Corporation (“Carefx”), which provides interoperability workflow solutions for government and commercial healthcare providers, and its software solution suite, Fusionfx, gives healthcare providers a unified look at patient data and closes data gaps to ensure a more consistent, higher quality experience for the patient, reducing clinical errors and increasing individual productivity. Also in fiscal 2011, we formed Peake Healthcare Innovations, LLC, a joint venture with Johns Hopkins Medicine to focus on developing next-generation medical image management solutions to be deployed by the Johns Hopkins Health System and later marketed to hospitals, accountable care organizations and healthcare providers around the United States.

Revenue, Operating Income and Backlog:    Revenue for the Integrated Network Solutions segment increased 8.7 percent to $1,571 million in fiscal 2012 compared with $1,445 million in fiscal 2011, and was $1,000 million in fiscal 2010. Segment operating income decreased 22.9 percent to $69.9 million in fiscal 2012 compared with $90.7 million in fiscal 2011, and was $119.9 million in fiscal 2010. The Integrated Network Solutions segment contributed 29 percent of our total revenue in fiscal 2012 compared with 27 percent in fiscal 2011 and 21 percent in fiscal 2010. The percentage of this segment’s revenue that was derived outside of the United States was approximately 28 percent in fiscal 2012 compared with 16 percent in fiscal 2011 and 9 percent in fiscal 2010.

The following information pertains to the portions of this segment’s operations in connection with U.S. Government programs (“Integrated Network Solutions’ government business”):

•

Some of the more significant programs in fiscal 2012 included the U.S. Air Force Network Centric Solutions contract, NMCI, the Defense Information Systems Network Access Transport Services program, the National Reconnaissance Office “Patriot” program and NSOM;

•

The largest program by revenue in a particular fiscal year represented approximately 9 percent of this segment’s total revenue in fiscal 2012 compared with approximately 10 percent in fiscal 2011 and 16 percent in fiscal 2010;

•

The five largest programs by revenue in a particular fiscal year represented approximately 31 percent of this segment’s total revenue in fiscal 2012 compared with approximately 38 percent in fiscal 2011 and approximately 55 percent in fiscal 2010;

•

U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors, accounted for approximately 66 percent of this segment’s total revenue in fiscal 2012 compared with approximately 74 percent in fiscal 2011 and approximately 93 percent in fiscal 2010; and

•

For Integrated Network Solutions’ government business, in fiscal 2012, approximately 70 percent of revenue was under direct contracts with customers and approximately 30 percent of revenue was under contracts with prime contractors, compared with approximately 74 percent of revenue under direct contracts with customers and approximately 26 percent of revenue under contracts with prime contractors in fiscal 2011 and approximately 60 percent of revenue under direct contracts with customers and approximately 40 percent of revenue under contracts with prime contractors in fiscal 2010.

For a general description of our U.S. Government contracts and subcontracts, including a discussion of revenue generated thereunder and of cost-reimbursable versus fixed-price contracts, see “Item 1. Business — Principal Customers; Government Contracts” of this Report.

In general, this segment’s domestic products are sold and serviced directly to customers through its sales organization and through established distribution channels. Internationally, this segment markets and sells its products and services through regional sales offices and established distribution channels. See “Item 1. Business — International Business” of this Report.

The funded backlog of unfilled orders for this segment was $930 million at June 29, 2012 compared with $765 million at July 1, 2011 and $390 million at July 2, 2010. Unfunded backlog for this segment was $1,174 million at June 29, 2012 compared with $1,295 million at July 1, 2011 and $772 million at July 2, 2010. We expect to fill approximately 78 percent of this funded backlog during fiscal 2013, but we can give no assurance of such fulfillment. Additional information regarding funded and unfunded backlog is provided under “Item 1. Business — Funded and

Unfunded Backlog” of this Report. For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business — Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.

Government Communications Systems

Government Communications Systems conducts advanced research and develops, produces, integrates and supports advanced communications and information systems that solve the mission-critical challenges of our civilian, intelligence and defense government customers worldwide, primarily the U.S. Government, and is comprised of (i) Civil Programs, (ii) National Intelligence Programs and (iii) Defense Programs.

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

For example, we are the prime contractor and system architect under a 20-year contract awarded in July 2002, with a potential value of $5 billion, for the Federal Aviation Administration Telecommunications Infrastructure (“FTI”) program to integrate, modernize, operate and maintain the communications infrastructure for the U.S. air traffic control system. FTI is a modern, secure and efficient network providing voice, data and video communications deployed at more than 4,500 FAA sites across the United States. We designed and deployed the FTI network and it is fully operational.

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

•

The Voice Switching and Control System, which provides the critical air-to-ground communications links between en-route aircraft and air traffic controllers throughout the continental United States; and

•

The satellite-based Alaskan NAS Interfacility Communications System (“ANICS”), which links the Alaskan Air Route Traffic Control Center in Anchorage with 64 FAA facilities throughout the region. In the first quarter of fiscal 2012, we were selected as the prime contractor under the Alaska Satellite Telecommunications Infrastructure program for a 10-year contract, with a potential value of $85 million, from the FAA to upgrade the ANICS network by replacing and upgrading components and providing a new network management system, system security enhancements, logistics support and training in order to increase network performance and availability while reducing the FAA’s operating and maintenance costs.

Another example of our capabilities relates to NOAA’s Geostationary Operational Environmental Satellite — Series R (“GOES-R”) Ground and Antenna Segment weather programs. Under two ten-year contracts, with an aggregate potential value of approximately $1 billion (including change orders), we are providing a complete, end-to-end solution in which we will design, develop, deploy and operate the ground segment system that will receive and process satellite data and generate and distribute weather data to more than 10,000 direct users, as well as providing the command and control of operational satellites. We also are supplying antennas and control systems that will provide communications links for command, telemetry and sensor data, as well as the communications link to direct data users. The new antennas will operate with next-generation GOES-R satellites and will be compatible with existing GOES-N through GOES-P satellites. In fiscal 2012, we received a follow-on contract, potentially worth $51 million, from NOAA for the GOES-R Ground and Antenna Segment weather programs.

We also are modernizing, under a five-year contract, potentially worth $140 million, for the Space Network Ground Segment Sustainment (“SGSS”) program for the National Aeronautics and Space Administration (“NASA”), the ground segment of the Tracking and Data Relay Satellite System (“TDRSS”) network used by satellites and spacecraft in low-Earth orbit to relay data continuously to ground stations in White Sands, New Mexico and in Guam. The modernization will improve situational awareness for TDRSS network operators, upgrade computing and signal processing equipment, enhance reliability and maintainability, improve efficiency and reduce operations and sustainment costs. The SGSS program builds on our 30-year incumbency with the TDRSS. We were a primary developer of the original TDRSS ground system in White Sands in the early 1980s, and we also provided the large deployable antennas on the original TDRSS satellites for the space segment of the original program.

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

We are a major developer, supplier and integrator of communications and information processing products, systems and networks for a diverse base of U.S. Intelligence Community programs, and we support the ongoing transformation of the Intelligence Community into a more collaborative enterprise. Serving primarily national intelligence and security agency customers, including NSA, the National Reconnaissance Office (“NRO”) and the National Geospatial-Intelligence Agency (“NGA”), we provide integrated ISR solutions that improve situational awareness, data collection accuracy and product analysis by correlating near real-time mission data and intelligence reference data for display and analysis by strategic and tactical planners and decision makers. Our ISR systems help to integrate information across the analyst workflow, accelerating the movement of information that has been collected and processed. We strive to produce innovative ISR solutions that provide our customers with information dominance for battle-space superiority.

For example, our image processing capabilities extend from algorithm development through delivery of operations systems, and we are providing advanced image exploitation and dissemination solutions for ISR applications by advancing image processing, image data fusion, display technologies and digital product generation techniques. Those technologies range from new techniques for merging and displaying imagery to automated techniques for image screening, cueing and remote visualization. Also, our mapping and visualization capabilities provide complete, accurate and timely knowledge about the threat, the terrain, the status and the location of single or multiple opposing and friendly forces and their support by utilizing data, pictures, voice and video drawn from vast storage banks or from real-time input which can be transmitted around the world in fractions of a second. In addition, we have industry-leading capabilities in the architecture, design and development of highly specialized satellite antennas, structures, phased arrays and on-board processors, which are used to enable next-generation satellite systems to provide the U.S. military and intelligence communities with strategic and tactical advantages. We are also a leader in the design and development of antenna and reflector technologies for commercial space telecommunications applications. With more than 50 reflectors in orbit, we are the leading supplier of large reflector apertures and deployable mesh antenna systems for government and commercial applications. Further, our capabilities include developing and supplying state-of-the-art wireless voice and data products and solutions, including surveillance and tracking equipment, spanning vehicular, man-portable, airborne and system-level applications for the U.S. Intelligence Community and law enforcement community. We also offer cyber security solutions and enterprise analytics, including an array of mission-enabling engineering solutions that address both offensive and defensive IT security challenges, providing critical support to Federal law enforcement and other U.S. Government agencies.

During fiscal 2012, we were awarded a number of new contracts and follow-on contracts under classified programs. Also in fiscal 2012, we were awarded a five-year contract to supply Aireon, LLC with 81ADS-B receiver payloads that will be part of a satellite-based aircraft tracking system to enhance global air traffic control and that will be hosted on the Iridium NEXT satellite constellation.

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

For example, our mobile ad hoc networking capability allows the military to take its communications infrastructure with it, creating mobile, robust, self-forming and self-healing networks across the battlefield. Our Highband Networking Radio TM (“HNR”) provides secure, wireless, high-bandwidth, on-the-move communications among users of widely dispersed local area networks by establishing line-of-sight connectivity using directive beam antenna technology and a Harris-developed waveform that automatically selects the best communications path available, allowing seamless communication of voice, video and data to all levels of command. Our HNR system was deployed to the U.S. Army 101st Airborne Division (Air Assault) 2nd Brigade Combat Team in Iraq, which was the first combat deployment of the HNR system, and also was selected by the U.S. Army for rapid deployment into Afghanistan. Our HNRs form the communications backbone of the U.S. Army’s new Integrated Air and Missile Defense Battle Command System, and we are currently producing and delivering HNRs under the U.S. Army’s Warfighter Information Network-Tactical (“WIN-T”) program.

In fiscal 2011, we introduced KnighthawkTM 3G, a ruggedized, highly mobile tactical base station that enables warfighters on the move to maintain third generation cellular services in locations with limited or no cellular connectivity. Knighthawk 3G is a customizable cellular network in a box compatible with COTS equipment, including smartphones and tablets. In fiscal 2012 we were selected, as part of the Boeing team, to continue to provide critical communications capability for the U.S. Missile Defense Agency’s Ground-based Midcourse Defense Development and Sustainment Contract.

Examples of ongoing programs for us include the following:

•

The U.S. Army Modernization of Enterprise Terminals (“MET”) program, for which we are developing, under a ten-year contract, with a potential value of $600 million, awarded to us in fiscal 2009, next-generation large satellite earth stations to provide the worldwide backbone for high-priority military communications and missile defense systems and to support IP and Dedicated Circuit Connectivity within the Global Information Grid, providing critical reach-back capability for the warfighter;

•

The F-35 Joint Strike Fighter (“F-35”) and F/A-18E/F Super Hornet aircraft platform programs, for which we provide high-performance, advanced avionics such as high-speed fiber optic networking and switching, intra-flight data links, image processing, digital map software and other electronic components, including Multifunction Advanced Data Link communications subsystems primarily intended for stealth platform air-to-air communications and which allow F-35s to communicate in a stealth fashion with other network nodes without revealing their positions;

•

The WIN-T program for the U.S. Army, for which we are designing and testing the wireless transmission system architecture, applying our proven enabling technologies for wireless on-the-move communications, including phased arrays and high-speed secure wireless network solutions such as our HNR system; and

•

The Commercial Broadband Satellite program for the U.S. Navy, for which we supply broadband multiband SATCOM terminals that support essential mission requirements and provide enhanced morale-related communications services such as high-speed Internet access and video communications.

Revenue, Operating Income and Backlog:    Revenue for the Government Communications Systems segment increased 3.2 percent to $1,834 million in fiscal 2012 compared with $1,777 million in fiscal 2011, and was $1,747 million in fiscal 2010. Segment operating income increased 12.9 percent to $256.2 million in fiscal 2012 compared with $227.0 million in fiscal 2011, and was $227.4 million in fiscal 2010. This segment contributed 34 percent of our total revenue in fiscal 2012 compared with 33 percent in fiscal 2011 and 37 percent in fiscal 2010. In fiscal 2012 and fiscal 2011, approximately 70 percent of revenue for this segment was under direct contracts with customers and approximately 30 percent of revenue was under contracts with prime contractors, compared with approximately 73 percent of revenue under direct contracts with customers and approximately 27 percent of revenue under contracts with prime contractors in fiscal 2010. Some of this segment’s more significant programs in fiscal 2012 included FTI, GOES-R, F-35, MET, WIN-T and various classified and space communications systems programs. This segment’s largest program by revenue in a particular fiscal year represented approximately 13 percent of this segment’s revenue in fiscal 2012 compared with approximately 14 percent in fiscal 2011 and fiscal 2010. This segment’s ten largest programs by revenue in a particular fiscal year represented approximately 47 percent of this segment’s revenue in fiscal 2012, compared with approximately 47 percent in fiscal 2011 and approximately 46 percent in fiscal 2010. In fiscal 2012, this segment had a diverse portfolio of over 200 programs. U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors, accounted for approximately 97 percent of this segment’s total revenue in fiscal 2012 compared with approximately 97 percent in fiscal 2011 and approximately 94 percent in fiscal 2010. For a general description of our U.S. Government contracts and subcontracts, including a discussion of revenue generated thereunder and of cost-reimbursable versus fixed-price contracts, see “Item 1. Business — Principal Customers; Government Contracts” of this Report.

The funded backlog of unfilled orders for this segment was $875 million at June 29, 2012 compared with $775 million at July 1, 2011 and $848 million at July 2, 2010. Unfunded backlog for this segment was $2,763 million at June 29, 2012 compared with $3,193 million at July 1, 2011 and $2,504 million at July 2, 2010. We expect to fill approximately 83 percent of this funded backlog during fiscal 2013, but we can give no assurance of such fulfillment. Additional information regarding funded and unfunded backlog is provided under “Item 1. Business — Funded and Unfunded Backlog” of this Report. For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business — Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.

International Business

Revenue from products and services exported from the United States (including foreign military sales) or manufactured or rendered abroad was $1,330.1 million (24 percent of our total revenue) in fiscal 2012 compared with $1,003.4 million (19 percent of our total revenue) in fiscal 2011 and $454.1 million (10 percent of our total revenue) in fiscal 2010. Essentially all of the international sales are derived from our RF Communications and Integrated Network Solutions segments. Direct export sales are primarily denominated in U.S. Dollars, whereas sales from foreign subsidiaries are generally denominated in the local currency of the subsidiary. Financial information regarding our domestic and international operations is contained in Note 24: Business Segments in the Notes and is incorporated herein by reference.

The majority of our international marketing activities are conducted through subsidiaries which operate in Canada, Europe, the Middle East, Africa, Central and South America, and Asia. We have also established international marketing organizations and several regional sales offices. For further information regarding our international subsidiaries, see Exhibit 21 “Subsidiaries of the Registrant” of this Report.

We utilize indirect sales channels, including dealers, distributors and sales representatives, in the marketing and sale of some lines of products and equipment, both domestically and internationally. These independent representatives may buy for resale or, in some cases, solicit orders from commercial or governmental customers for direct sales by us. Prices to the ultimate customer in many instances may be recommended or established by the independent representative and may be above or below our list prices. Our dealers and distributors generally receive a discount from our list prices and may mark up those prices in setting the final sales prices paid by the customer. Revenue from indirect sales channels in fiscal 2012 represented 12 percent of our total revenue and approximately 48 percent of our international revenue, compared with revenue from indirect sales channels in fiscal 2011 representing 10 percent of our total revenue and approximately 49 percent of our international revenue, and revenue from indirect sales channels in fiscal 2010 representing 6 percent of our total revenue and approximately 54 percent of our international revenue.

Fiscal 2012 international revenue came from a large number of countries, and no such single country accounted for more than 3 percent of our total revenue. Some of our exports are paid for by letters of credit, with the balance carried either on an open account or installment note basis. Advance payments, progress payments or other similar payments received prior to or upon shipment often cover most of the related costs incurred. Significant foreign government contracts generally require us to provide performance guarantees. In order to stay competitive in international markets, we also sometimes enter into recourse and vendor financing arrangements to facilitate sales to certain customers.

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

In the RF Communications segment, principal competitors include European Aeronautic Defence and Space Company N.V. (“EADS”), General Dynamics, ITT Exelis, Motorola Solutions, Raytheon, Rohde & Schwarz, Tadiran and Thales.

In the Integrated Network Solutions segment, principal competitors include Aetna Medicity, CACI, Computer Sciences Corporation, Dell, EADS/Vizada, General Dynamics, Globecomm, Health Care DataWorks, Hewlett Packard, IBM, Lockheed Martin, ManTech, MTN, NCI Information Systems, Northrop Grumman, Optum, Orion Health, Raytheon, RigNet, SAIC, Stratos, TCS, Telos Corporation, and The Advisory Board Company, as well as other smaller companies and divisions of large companies.

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

Principal Customers; Government Contracts

Sales to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors, were 70 percent of our total revenue in fiscal 2012 compared with 78 percent in fiscal 2011 and 82 percent in fiscal 2010. No other customer accounted for more than 3 percent of our total revenue in fiscal 2012. Additional information regarding customers for each of our segments is provided under “Item 1. Business — Description of Business by Segment” of this Report. Our U.S. Government sales are predominantly derived from contracts with agencies of, and prime contractors to, the U.S. Government. Most of the sales of our Government Communications Systems segment and of the portions of our Integrated Networks Solutions segment’s operations in connection with U.S. Government programs are made directly or indirectly to the U.S. Government under contracts or subcontracts containing standard government contract clauses providing for redetermination of profits, if applicable, and for termination for the convenience of the U.S. Government or for default based upon performance.

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

Funded and Unfunded Backlog

Our total company-wide funded and unfunded backlog was approximately $6,993 million at June 29, 2012 compared with approximately $7,523 million at July 1, 2011 and $6,266 million at July 2, 2010. The funded portion of this backlog was approximately $3,056 million at June 29, 2012 compared with approximately $3,035 million at July 1, 2011 and $2,991 million at July 2, 2010. The determination of backlog involves substantial estimating, particularly with respect to customer requirements contracts and development and production contracts of a cost-reimbursable or incentive nature.

We define funded backlog as unfilled firm orders for products and services for which funding has been authorized and, in the case of U.S. Government agencies, appropriated. We define unfunded backlog as primarily unfilled firm contract value for which funding has not yet been authorized or, in the case of U.S. Government agencies, appropriated, including the value of contract options in cases of material contracts that have options we believe are probable of being exercised. We do not include potential task or delivery orders under IDIQ contracts in our backlog. In fiscal 2013, we expect to fill approximately 67 percent of our total funded backlog as of June 29, 2012. However, we can give no assurance of such fulfillment or that our funded backlog will become revenue in any particular period, if at all. Backlog is subject to delivery delays and program cancellations, which are beyond our control. Additional information with regard to the backlog of each of our segments is provided under “Item 1. Business — Description of Business by Segment” of this Report.

Research, Development and Engineering

Research, development and engineering expenditures totaled approximately $914 million in fiscal 2012, $887 million in fiscal 2011 and $949 million in fiscal 2010. Company-sponsored research and product development costs, which included research and development for commercial products and services and independent research and development related to government products and services, as well as concept formulation studies and bid and proposal efforts, were approximately $219 million in fiscal 2012, $240 million in fiscal 2011 and $228 million in fiscal 2010. A portion of our independent research and development costs are allocated among contracts and programs in process under U.S. Government contractual arrangements. Company-sponsored research and product development costs not otherwise allocable are charged to expense when incurred. The portion of total research, development and engineering expenditures that was not company-sponsored was funded by the U.S. Government and is included in our revenue. Customer-sponsored research and development was $695 million in fiscal 2012, $647 million in fiscal 2011 and $721 million in fiscal 2010. Company-sponsored research is directed to the development of new products and services and to building technological capability in selected communications and electronic systems markets. U.S. Government-funded research helps strengthen and broaden our technical capabilities. All of our segments maintain their own engineering and new product development departments, with scientific assistance provided by advanced-technology departments. As of June 29, 2012, we employed approximately 6,400 engineers and scientists and are continuing efforts to make the technologies developed in any of our operating segments available for all other operating segments.

Patents and Other Intellectual Property

We consider our patents and other intellectual property, in the aggregate, to constitute an important asset. We routinely apply for and own a large and valuable portfolio of patents, trade secrets, know-how, confidential information, trademarks, copyrights and other intellectual property. We also license intellectual property to and from third parties. As of June 29, 2012, we held approximately 950 U.S. patents and 1,054 foreign patents, and had approximately 473 U.S. patent applications pending (and 1,173 foreign patent applications pending). Unpatented research, development and engineering skills also make an important contribution to our business. While our intellectual property rights in the aggregate are important to our business and the operations of our operating segments, we do not consider our business or any operating segment to be materially dependent upon any single patent, license or other intellectual property right, or any group of related patents, licenses or other intellectual property rights. We are engaged in a proactive patent licensing program and have entered into a number of licenses and cross-license agreements, some of which generate royalty income. Although existing license agreements have generated income in past years and may do so in the future, there can be no assurances we will enter into additional income-producing license agreements. From time to time we engage in litigation to protect our patents and other intellectual property. Any of our patents, trade secrets, trademarks, copyrights and other proprietary rights could be challenged, invalidated or circumvented, or may not provide competitive advantages. For further discussion of risks relating to intellectual property, see “Item 1A. Risk Factors” of this Report. With regard to patents relating to our Government Communications Systems segment, the U.S. Government often has an irrevocable, non-exclusive, royalty-free license, pursuant to which the U.S. Government may use or authorize others to use the inventions covered by such patents. Pursuant to similar arrangements, the U.S. Government may consent to our use of inventions covered by patents owned by other persons. Numerous trademarks used on or in connection with our products are also considered to be a valuable asset.

Environmental and Other Regulations

Our facilities and operations are subject to numerous domestic and international laws and regulations designed to protect the environment, particularly with regard to wastes and emissions. The applicable environmental laws and regulations are common within the industries and markets in which we operate and serve. We believe that we have complied with these requirements and that such compliance has not had a material adverse effect on our results of operations, financial condition or cash flows. Based upon currently available information, we do not expect expenditures over the next several years to protect the environment and to comply with current environmental laws and regulations, as well as to comply with current and pending climate control legislation, regulation, treaties and accords, to have a material impact on our competitive position or financial condition, but we can give no assurance that such expenditures will not exceed current expectations. If future treaties, laws and regulations contain more stringent requirements than presently anticipated, actual expenditures may be higher than our present estimates of those expenditures. We have installed waste treatment facilities and pollution control equipment to satisfy legal requirements and to achieve our waste minimization and prevention goals. We did not spend material amounts on environmental capital projects in fiscal 2012, fiscal 2011 or fiscal 2010. A portion of our environmental expenditures relates to historic discontinued operations (other than CIS and Broadcast Communications) for which we have retained certain environmental liabilities. We currently expect that amounts to be spent for environmental-related capital projects will not be material in fiscal 2013. These amounts may increase in future years. Additional information regarding environmental and regulatory matters is set forth in “Item 3. Legal Proceedings” of this Report and in Note 1: Significant Accounting Policies in the Notes.

Electronic products are subject to governmental environmental regulation in a number of jurisdictions. Equipment produced by our Integrated Network Solutions segment, in particular, is subject to domestic and international requirements requiring end-of-life management and/or restricting materials in products delivered to customers, including the European Union’s Directive 2002/96/EC on Waste Electrical and Electronic Equipment and Directive 2002/95/EC on the Restriction of the use of certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”), as amended. Other jurisdictions have adopted similar legislation. Such requirements typically are not applicable to most equipment produced by our Government Communications Systems and RF Communications segments. We believe that we have complied with such rules and regulations, where applicable, with respect to our existing products sold into such jurisdictions. We intend to comply with such rules and regulations with respect to our future products.

Wireless communications (whether radio, satellite or telecommunications) are also subject to governmental regulation. Equipment produced by our Integrated Network Solutions and RF Communications segments, in particular, is subject to domestic and international requirements to avoid interference among users of radio and television frequencies and to permit interconnection of telecommunications equipment. Additionally, Harris CapRock Communications holds licenses for very small aperture terminals and satellite earth stations, which authorize operation of networks and teleports. We are also required to comply with technical operating and licensing requirements that pertain to our wireless licenses and operations. We believe that we have complied with such rules and regulations and licenses with respect to our existing products and services, and we intend to comply with such rules and regulations and licenses with respect to our future products and services. Governmental reallocation of the frequency spectrum also could impact our business, financial condition and results of operations.

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

Employees

We employed approximately 15,200 at the end of fiscal 2012 compared with approximately 15,000 employees at the end of fiscal 2011. Approximately 90 percent of our employees as of the end of fiscal 2012 were located in the United States. A significant number of our employees possess a U.S. Government security clearance. We also utilize a number of independent contractors. None of our employees in the United States is represented by a labor union. In certain international subsidiaries, our employees are represented by workers’ councils or statutory labor unions. In general, we believe that our relations with our employees are good.

Website Access to Harris Reports; Available Information

General.    We maintain an Internet website at http://harris.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our website as soon as reasonably practicable after these reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). We also will provide the reports in electronic or paper form free of charge upon request. We also make available free of charge on our website our annual report to shareholders and proxy statement. Our website and the information posted thereon are not incorporated into this Report or any current or other periodic report that we file with or furnish to the SEC. All reports we file with or furnish to the SEC also are available free of charge via the SEC’s electronic data gathering and retrieval, or EDGAR, system available through the SEC’s website at http://www.sec.gov.

Additional information relating to our businesses, including our operating segments, is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

Corporate Governance Principles and Committee Charters.    We previously adopted Corporate Governance Principles, which are available on the Corporate Governance section of our website at http://harris.com/corporate_governance/. In addition, the charters of each of the standing committees of our Board, namely, the Audit Committee, Business Conduct and Corporate Responsibility Committee, Corporate Governance Committee, Finance Committee and Management Development and Compensation Committee, are also available on the Corporate Governance section of our website. A copy of the charters is also available free of charge upon written request to our Secretary at Harris Corporation, 1025 West NASA Boulevard, Melbourne, Florida 32919.

Certifications.    We have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Report. In addition, an annual CEO certification was submitted by our Chief Executive

Officer to the New York Stock Exchange (“NYSE”) in October 2011 in accordance with the NYSE’s listing standards, which included a certification that he was not aware of any violation by Harris of the NYSE’s corporate governance listing standards.

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

We are highly dependent on sales to U.S. Government customers. The percentage of our net revenue that was derived from sales to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 70 percent in fiscal 2012, 78 percent in fiscal 2011 and 82 percent in fiscal 2010. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government would significantly reduce our revenue. Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government and will continue these efforts in the future, and the U.S. Government may choose to use other contractors. We expect that a majority of the business that we seek in the foreseeable future will be awarded through competitive bidding. The U.S. Government has increasingly relied on certain types of contracts that are subject to a competitive bidding process, including IDIQ, GWAC, General Services Administration Schedule and other multi-award contracts, which has resulted in greater competition and increased pricing pressure. We operate in highly competitive markets and our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas, and we may not be able to continue to win competitively awarded contracts or to obtain task orders under multi-award contracts. Further, the competitive bidding process involves significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us, as well as the risk that we may fail to accurately estimate the resources and costs required to fulfill any contract awarded to us. Following any contract award, we may experience significant expense or delay, contract modification or contract rescission as a result of our competitors protesting or challenging contracts awarded to us in competitive bidding. Our U.S. Government programs must compete with programs managed by other government contractors and with other policy imperatives for consideration for limited resources and for uncertain levels of funding during the budget and appropriation process. Budget and appropriations decisions made by the U.S. Government are outside of our control and have long-term consequences for our business. U.S. Government spending priorities and DoD spending levels are becoming increasingly uncertain and difficult to predict and will be affected by numerous factors, including whether sequestration (automatic, across-the-board U.S. Government budgetary spending cuts) currently required under the Budget Control Act of 2011 will take effect in January 2013 and the actual impact on the DoD budget and other programs if sequestration does take effect or is superseded by alternate arrangements. A shift in U.S. Government spending priorities or an increase in non-procurement spending at the expense of our programs (for example, through “in-sourcing”), or a reduction in total U.S. Government spending, could have material adverse consequences on our future business.

We depend significantly on U.S. Government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited. The termination or failure to fund, or negative audit findings for, one or more of these contracts could have an adverse impact on our business.

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

•	Compromise national security and other sensitive government functions;
•	Require significant management attention and resources to remedy the damages that result;
•	Subject us to claims for contract breach, damages, credits, penalties or termination; and
•	Damage our reputation with our customers (particularly agencies of the U.S. Government) and the public generally.

Any or all of the foregoing could have a negative impact on our results of operations, financial condition and cash flows.

We derive a significant portion of our revenue from international operations and are subject to the risks of doing business internationally, including fluctuations in currency exchange rates.

We are dependent on sales to customers outside the United States. In fiscal 2012, fiscal 2011 and fiscal 2010, revenue from products and services exported from the U.S. or manufactured or rendered abroad was 24 percent, 19 percent and 10 percent, respectively, of our total revenue. Approximately 28 percent of our international business in fiscal 2012 was transacted in local currency. Losses resulting from currency rate fluctuations can adversely affect our results. We expect that international revenue will continue to account for a significant portion of our total revenue. Also, a significant portion of our international revenue is from, and an increasing portion of our business activity is being conducted in, less-developed countries. We are subject to risks of doing business internationally, including:

•	Currency exchange controls, fluctuations of currency and currency revaluations;
•

The laws, regulations and policies of foreign governments relating to investments and operations, as well as U.S. laws affecting the activities of U.S. companies abroad, including the Foreign Corrupt Practices Act (“FCPA”);

•	Changes in regulatory requirements, including business or operating license requirements, imposition of tariffs or embargoes, export controls and other trade restrictions;
•	Uncertainties and restrictions concerning the availability of funding, credit or guarantees;
•	The complexity and necessity of using, and disruptions involving our, international dealers, distributors, sales representatives and consultants;
•	The difficulties of managing a geographically dispersed organization and culturally diverse workforces, including compliance with local laws and practices;
•	Difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws;
•	Import and export licensing requirements and regulations, as well as unforeseen changes in export regulations;
•	Uncertainties as to local laws and enforcement of contract and intellectual property rights and occasional requirements for onerous contract clauses; and
•	Rapid changes in government, economic and political policies, political or civil unrest, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation.

Our reputation and ability to do business may be impacted by the improper conduct of our employees, agents or business partners.

We have implemented compliance controls, policies and procedures designed to prevent reckless or criminal acts from being committed by our employees, agents or business partners that would violate the laws of the jurisdictions in which we operate, including laws governing payments to government officials (such as the FCPA), and to detect any such reckless or criminal acts committed. We cannot ensure, however, that our controls, policies and procedures will prevent or detect all such reckless or criminal acts. If not prevented, such reckless or criminal acts could subject us to civil or criminal investigations and monetary and non-monetary penalties and could have a material adverse effect on our ability to conduct business, our results of operations and our reputation.

We may not be successful in obtaining the necessary export licenses to conduct certain operations abroad, and Congress may prevent proposed sales to certain foreign governments.

We must first obtain export and other licenses and authorizations from various U.S. Government agencies before we are permitted to sell certain products and technologies outside of the United States. For example, the U.S. Department of State must notify Congress at least 15-60 days, depending on the size and location of the proposed sale, prior to authorizing certain sales of defense equipment and services to foreign governments. During that time, Congress may take action to block the proposed sale. We can give no assurance that we will continue to be successful in obtaining the necessary licenses or authorizations or that Congress will not prevent or delay certain sales. Any significant impairment of our ability to sell products or technologies outside of the United States could negatively impact our results of operations and financial condition.

The continued effects of the general downturn and weakness in the global economy and the U.S. Government’s budget deficits and national debt and potential sequestration could have an adverse impact on our business, operating results or financial condition.

There has been a general downturn and weakness in the global economy and the economies of the United States, and many foreign countries in which we do business continue to show weakness. We are unable to predict the impact, severity and duration of these economic events. The continued effects of the general downturn and weakness in the global economy and the U.S. Government’s budget deficits and national debt could have an adverse impact on our business, operations results or financial condition in a number of ways. Possible effects of these economic conditions include the following:

•	The U.S. Government could reduce or delay its spending on, or reprioritize its spending away from, the government programs in which we participate;
•

The U.S. Government may be unable to complete its budget process before the end of its fiscal year on September 30 and thus would be required either to shut down or be funded pursuant to a “continuing resolution” that authorizes agencies of the U.S. Government to continue operations but does not authorize new spending initiatives, either of which could result in reduced or delayed orders or payments for products and services we provide. While this historically has not had a material adverse impact on our business, operating results or financial condition, if the U.S. Government budget process results in a shutdown or prolonged operation under a continuing resolution, it may decrease our revenues, profitability or cash flows or otherwise have a material adverse effect on our business, operating results or financial condition;

•

Sequestration currently required under the Budget Control Act of 2011 may take effect in January 2013 or may be superseded by alternate arrangements, the actual impact of which on the DoD budget and other programs is uncertain and difficult to predict;

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

Both our commercial and government businesses are characterized by rapidly changing technologies and evolving industry standards. Accordingly, our performance depends on a number of factors, including our ability to:

•	Identify emerging technological trends in our current and target markets;

•	Develop and maintain competitive products and services;
•	Enhance our offerings by adding innovative hardware, software or other features that differentiate our products and services from those of our competitors; and
•	Develop, manufacture and bring to market cost-effective offerings quickly.

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

We participate in U.S. and international markets that are subject to uncertain economic conditions. In particular, U.S. Government spending priorities and DoD spending levels are becoming increasingly uncertain and difficult to predict and will be affected by numerous factors, including whether sequestration currently required under the Budget Control Act of 2011 will take effect in January 2013 and the actual impact on the DoD budget and other programs if sequestration does take effect or is superseded by alternate arrangements. As a result, it is difficult to estimate the level of growth in the markets in which we participate. Because all components of our budgeting and forecasting are dependent upon estimates of growth in the markets we serve, the uncertainty renders estimates of or guidance relating to future revenue, income and expenditures even more difficult. As a result, we may make significant investments and expenditures but never realize the anticipated benefits.

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

We have made, and may continue to make, strategic acquisitions and divestitures that involve significant risks and uncertainties.

We have made, and we may continue to make, strategic acquisitions and divestitures that involve significant risks and uncertainties. These risks and uncertainties include:

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

•	Difficulty in consolidating and rationalizing IT infrastructure, which may include multiple legacy systems from various acquisitions and integrating software code;
•	Challenges in achieving strategic objectives, cost savings and other benefits expected from acquisitions;
•	Risk that our markets do not evolve as anticipated and that the strategic acquisitions and divestitures do not prove to be those needed to be successful in those markets;

•	Risk that we assume significant liabilities that exceed the limitations of any applicable indemnification provisions or the financial resources of any indemnifying parties;
•	Potential loss of key employees or customers of the businesses acquired or to be divested;
•	Risk that we are not able to complete strategic divestitures on satisfactory terms and conditions or within expected timeframes; and
•	Risk of diverting the attention of senior management from our existing operations.

Disputes with our subcontractors and the inability of our subcontractors to perform, or our key suppliers to timely deliver our components, parts or services, could cause our products or services to be produced or delivered in an untimely or unsatisfactory manner.

On many of our contracts, we engage subcontractors. We may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontract, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of the personnel of a subcontractor or vice versa or the subcontractor’s failure to comply with applicable law. In addition, there are certain parts, components and services for many of our products and services which we source from other manufacturers or vendors. Some of our suppliers, from time to time, experience financial and operational difficulties, which may impact their ability to supply the materials, components, subsystems and services that we require. Our supply chain could also be disrupted by external events, such as natural disasters or other significant disruptions (including extreme weather conditions, medical epidemics, acts of terrorism, cyber attacks and labor disputes), governmental actions and legislative or regulatory changes (including product certification or stewardship requirements, sourcing restrictions, product authenticity and climate change or greenhouse gas emission standards). Any inability to develop alternative sources of supply on a cost-effective and timely basis could materially impair our ability to manufacture and deliver products and services to our customers. We can give no assurances that we will be free from disputes with our subcontractors, material supply problems or component, subsystems or services problems in the future. Also, our subcontractors and other suppliers may not be able to acquire or maintain the quality of the materials, components, subsystems and services they supply, which might result in greater product returns, service problems and warranty claims and could harm our business, financial condition and results of operations.

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

From time to time, we are defendants in a number of litigation matters and are involved in a number of arbitrations. These actions may divert financial and management resources that would otherwise be used to benefit our operations. No assurances can be given that the results of these or new matters will be favorable to us. An adverse resolution of lawsuits or arbitrations could have a material adverse effect on our financial condition and results of operations.

We face certain significant risk exposures and potential liabilities that may not be covered adequately by insurance or indemnity.

We are exposed to liabilities that are unique to the products and services we provide. A significant portion of our business relates to designing, developing and manufacturing advanced defense, technology and communications systems and products. New technologies associated with these systems and products may be untested or unproven. Components of certain of the defense systems and products we develop are inherently dangerous. Failures of satellites, missile systems, air traffic control systems, homeland security applications and aircraft have the potential to cause loss of life and extensive property damage. In most circumstances, we may receive indemnification from the U.S. Government. While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs from an accident or incident. It also is not possible for us to obtain insurance to protect against all operational risks and liabilities. Substantial claims resulting from an incident in excess of U.S. Government indemnity and our insurance coverage would harm our financial condition, operating results and cash flows. Moreover, any accident or incident for which we are liable, even if fully insured, could negatively affect our standing with our customers and the public, thereby making it more difficult for us to compete effectively, and could significantly impact the cost and availability of adequate insurance in the future.

Changes in our effective tax rate may have an adverse effect on our results of operations.

Our future effective tax rate may be adversely affected by a number of factors including:

•	The jurisdictions in which profits are determined to be earned and taxed;
•	Adjustments to estimated taxes upon finalization of various tax returns;
•

Increases in expenses not fully deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill or other long-term assets in connection with acquisitions;

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

We have significant operations in locations that could be materially and adversely impacted in the event of a natural disaster or other significant disruption.

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

Our domestic satellite and terrestrial communications solutions are currently provided on a private carrier basis and are therefore subject to lighter regulation by the Federal Communications Commission and other Federal, state and local agencies than if provided on a common carrier basis. Our international satellite and terrestrial communications solutions operations are regulated by governments of various countries other than the United States and by other international authorities. The regulatory regimes applicable to our international satellite and terrestrial communications solutions operations frequently require that we obtain and maintain licenses for our operations and conduct our operations in accordance with prescribed standards. Compliance with such requirements may inhibit our ability to quickly expand our operations into new countries, including in circumstances in which such expansion is required in order to provide uninterrupted service to existing customers with mobile operations as they move to new locations on short notice. Failure to comply with such regulatory requirements could subject us to various penalties or sanctions. The adoption of new laws or regulations, changes to the existing domestic or international regulatory framework, new interpretations of the laws that apply to our operations, or the loss of, or a material limitation on, any of our material licenses could materially harm our business, results of operations and financial condition.

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

As part of our overall strategy, we will, from time to time, acquire a minority or majority interest in a business. These investments are made upon careful analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining acquisition price. After acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Goodwill accounted for approximately 30 percent of our recorded total assets as of June 29, 2012. We evaluate the recoverability of recorded goodwill annually, as well as when we change reportable segments and when events or circumstances indicate there may be an impairment. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reportable segment cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. For additional information on accounting policies we have in place for impairment of goodwill, see our discussion under “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report and Note 1: Significant Accounting Policies and Note 3: Discontinued Operations in the Notes.

We must attract and retain key employees, and failure to do so could seriously harm us.

Our business has a continuing need to attract and retain significant numbers of skilled personnel, including personnel holding security clearances, to support our growth and to replace individuals who have terminated employment due to retirement or for other reasons. To the extent that the demand for qualified personnel exceeds supply, as has been the case from time to time in recent years, we could experience higher labor, recruiting or training costs in order to attract and retain such employees, or could experience difficulties in performing under our contracts if our needs for such employees were unmet.

ITEM 1B. UNRESOLVED STAFF	COMMENTS.

We have no unresolved comments from the SEC.

ITEM 2. PROPERTIES.

Our principal executive offices are located at owned facilities in Melbourne, Florida. As of June 29, 2012, we operated approximately 194 locations in the United States, Canada, Europe, Central and South America, Africa and Asia, consisting of about 7.2 million square feet of manufacturing, administrative, research and development, warehousing, engineering and office space, of which approximately 4.6 million square feet were owned and approximately 2.6 million square feet were leased. There are no material encumbrances on any of our owned facilities. Our leased facilities are, for the most part, occupied under leases for remaining terms ranging from one month to 10 years, a majority of which can be terminated or renewed at no longer than five-year intervals at our option. As of June 29, 2012, we had major operations at the following locations:

RF Communications — Rochester, New York; Lynchburg, Virginia; Chelmsford, Massachusetts; Queensland, Australia; Columbia, Maryland; and San Diego, California.

Integrated Network Solutions — Houston, Texas; Aberdeen, Scotland; Dulles and Alexandria, Virginia; Singapore; Colorado Springs, Colorado; Melbourne, Florida; Calgary, Canada; Bellevue, Nebraska; and Scottsdale, Arizona.

Government Communications Systems — Palm Bay, Melbourne and Malabar, Florida; Chantilly and Falls Church, Virginia; Annapolis Junction, Seabrook and Largo, Maryland; and Washington, D.C.

Corporate — Melbourne, Florida and Winnersh, United Kingdom.

The following is a summary of the approximate floor space of our offices and facilities in productive use, by segment, at June 29, 2012 (in millions):

Segment	Approximate Total Sq. Ft. Owned	Approximate Total Sq. Ft. Leased	Total
RF Communications	1.3	0.9	2.2
Integrated Network Solutions	0.2	1.1	1.3
Government Communications Systems	2.7	0.5	3.2
Corporate	0.4	0.1	0.5

Total	4.6	2.6	7.2

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

ITEM 3. LEGAL PROCEEDINGS.

General.    From time to time, as a normal incident of the nature and kind of businesses in which we are, and were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; the prior sale or use of products containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. While it is not feasible to predict the outcome of these matters with certainty, and some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us, based upon available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at June 29, 2012 are reserved against, covered by insurance or would not have a material adverse effect on our financial condition, results of operations or cash flows.

Tax Audits.    Our tax filings are subject to audit by taxing authorities in jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or ultimately through established legal proceedings. We believe we have adequately accrued for any ultimate amounts that are likely to result from these audits; however, final assessments, if any, could be different from the amounts recorded in our Consolidated Financial Statements. Additional information regarding audits and examinations by taxing authorities of our tax filings is set forth in Note 22: Income Taxes in the Notes, which information is incorporated herein by reference.

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

International.    As an international company, we are, from time to time, the subject of investigations relating to our international operations, including under the U.S. export control laws, the FCPA and similar U.S. and international laws. As discussed above, on April 4, 2011, we completed the acquisition of Carefx and thereby also acquired its subsidiaries, including in China (“Carefx China”). The consolidated revenue of the Carefx China operations for fiscal 2012 was approximately $1.4 million, or less than 0.1% of our consolidated revenue. In connection with our integration activities and the subsequent audit of the financials of the Carefx China operations, we became aware that certain entertainment, travel and other expenses in connection with the Carefx China operations may have been incurred or recorded improperly. In response, with the concurrence of our Audit Committee, we initiated an internal investigation, with the assistance of outside legal counsel, to determine whether violations of the FCPA potentially occurred. In the course of our investigation, we learned that certain employees of the Carefx China operations had provided pre-paid gift cards and other gifts and payments to certain customers and potential customers. Although our investigation is not complete, we have already taken remedial actions related to the Carefx China operations, including changes to internal control procedures, termination of the gift-giving practice, additional compliance training and termination of the employment of certain individuals. The preliminary results of the investigation have been disclosed to our Audit Committee, Board of Directors and auditors, and we have also contacted the U.S. Department of Justice and the SEC to voluntarily disclose that we are conducting the investigation and to advise that it is our intent to fully cooperate with any investigation that they may conduct with respect to this matter. We cannot predict at this time any regulatory action that may be taken with respect to this matter or any other potential consequences that may result. However, based on the information available to date, we do not believe that this matter will have a material adverse effect on our financial condition, results of operations or cash flows.

Environmental.    We are subject to numerous U.S. Federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. We own, previously owned or are currently named as a potentially responsible party at 14 such sites, excluding sites as to which our records disclose no involvement or as to which our liability has been finally determined. While it is not feasible to predict the outcome of many of these proceedings, in the opinion of our management, any payments we may be required to make as a result of such claims in existence at June 29, 2012 will not have a material adverse effect on our financial condition, results of operations or cash flows. Additional information regarding environmental matters is set forth in Note 1: Significant Accounting Policies in the Notes, which information is incorporated herein by reference, and in “Item 1. Business — Environmental and Other Regulations” of this Report.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, position held with us, and principal occupation and employment during at least the past 5 years for each of our executive officers as of August 24, 2012, were as follows:

Name and Age	Position Currently Held and Past Business Experience
William M. Brown, 49	President and Chief Executive Officer since November 2011. Formerly with United Technologies Corporation (“UTC”), as Senior Vice President, Corporate Strategy and Development from April 2011 to October 2011; as President of UTC’s Fire & Security division from 2006 to 2011; and in U.S. and international roles at UTC’s Carrier Corporation from 2000 to 2006, including President of the Carrier Asia Pacific Operations; and as Director, Corporate Strategy and Business Development from 1997 to 2000. Before joining UTC in 1997, Mr. Brown worked for McKinsey & Company as a senior engagement manager, and prior to that, at Air Products and Chemicals, Inc. as a project engineer.
Daniel R. Pearson, 60	Executive Vice President and Chief Operating Officer and Acting Group President, Integrated Network Solutions since March 2011. Executive Vice President and Chief Operating Officer from June 2010 to March 2011. Group President, Government Communications Systems from July 2008 to May 2010. Group President, Defense Communications and Electronics from May 2007 to June 2008. Group President — Defense Communications from July 2006 to May 2007. President — Department of Defense Programs, Government Communications Systems Division from November 2003 to July 2006. President — Network Support Division from June 2000 to November 2003. Mr. Pearson joined Harris in 1977.
Robert L. Duffy, 45	Senior Vice President, Human Resources and Administration since July 2012. Formerly with UTC, as Vice President, Human Resources for UTC’s Sikorsky aircraft operation from 2010 to 2011; and in similar roles within UTC’s Fire & Security, Carrier, Hamilton Sundstrand and Pratt & Whitney operations from 1998 to 2009. Before joining UTC in 1998, Mr. Duffy held human resource management positions with Royal Dutch Shell and James River Corporation.
Gary L. McArthur, 52	Senior Vice President and Chief Financial Officer since September 2008. Vice President and Chief Financial Officer from March 2006 to September 2008. Vice President — Finance and Treasurer from January 2005 to March 2006. Vice President — Corporate Development from January 2001 to January 2005. Director —Corporate Development from March 1997 to December 2000. Formerly, Chief Financial Officer of 3D/EYE Inc. from 1996 to 1997. Executive Director — Mexico, Nextel from 1995 to 1996. Director — Mergers and Acquisitions, Nextel from 1993 to 1995. Prior to 1993, Mr. McArthur held various positions with Lehman Brothers, Inc., Cellcom Corp. and Deloitte & Touche.
Sheldon J. Fox, 53	Group President, Government Communications Systems since June 2010. President, National Intelligence Programs, Government Communications Systems from December 2007 to May 2010. President, Defense Programs, Government Communications Systems from May 2007 to December 2007. Vice President and General Manager, Department of Defense Programs, Government Communications Systems Division from July 2006 to April 2007. Vice President of Programs, Department of Defense Communications Systems, Government Communications Systems Division from July 2005 to June 2006. Mr. Fox joined Harris in 1984.
Dana A. Mehnert, 50	Group President, RF Communications since May 2009. President, RF Communications from July 2006 to May 2009. Vice President and General Manager — Government Products Business, RF Communications from July 2005 to July 2006. Vice President and General Manager — Business Development and Operations, RF Communications from January 2005 to July 2005. Vice President — Defense Operations, RF Communications from January 2004 to January 2005. Vice President — International Operations, RF Communications from November 2001 to January 2004. Vice President/Managing Director — International Government Sales Operations for Harris’ regional sales organization from September 1999 to November 2001. Vice President — Marketing and International Sales, RF Communications from August 1997 to September 1999. Vice

Name and Age	Position Currently Held and Past Business Experience
President — Worldwide Marketing, RF Communications from July 1996 to July 1997. Vice President — International Sales, RF Communications from November 1995 to June 1996. Mr. Mehnert joined Harris in 1984.
Scott T. Mikuen, 50	Vice President, General Counsel and Secretary since October 2010. Vice President, Associate General Counsel and Secretary from October 2004 to October 2010. Vice President — Counsel, Corporate and Commercial Operations and Assistant Secretary from November 2000 to October 2004. Mr. Mikuen joined Harris in 1996 as Finance Counsel.
Lewis A. Schwartz, 49	Vice President, Principal Accounting Officer since October 2006. Principal Accounting Officer from October 2005 to October 2006. Assistant Controller from October 2003 to October 2005. Director, Corporate Accounting from August 1999 to October 2003. Director, Corporate Planning from January 1997 to August 1999. Mr. Schwartz joined Harris in 1992. Formerly, Mr. Schwartz was with Ernst & Young LLP from 1986 to 1992.

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

Market Information and Price Range of Common Stock

Our common stock, par value $1.00 per share, is listed and traded on the NYSE, under the ticker symbol “HRS.” According to the records of our transfer agent, as of August 24, 2012, there were approximately 5,549 holders of record of our common stock. The high and low sales prices of our common stock as reported on the NYSE consolidated transactions reporting system and the dividends paid on our common stock for each quarterly period in our last two fiscal years are reported below:

	High	Low	Cash Dividends
Fiscal 2012
First Quarter	$45.46	$34.13	$0.28
Second Quarter	$39.92	$32.68	0.28
Third Quarter	$45.42	$35.98	0.33
Fourth Quarter	$45.79	$38.33	0.33

			$1.22

	High	Low	Cash Dividends
Fiscal 2011
First Quarter	$48.95	$41.13	$0.25
Second Quarter	$47.42	$43.02	0.25
Third Quarter	$51.27	$43.14	0.25
Fourth Quarter	$53.39	$43.75	0.25

			$1.00

On August 24, 2012, the last sale price of our common stock as reported in the NYSE consolidated transactions reporting system was $46.53 per share.

Dividends

The cash dividends paid on our common stock for each quarter in our last two fiscal years are set forth in the tables above. On August 25, 2012, our Board of Directors increased the quarterly cash dividend rate on our common stock from $.33 per share to $.37 per share, for an annualized cash dividend rate of $1.48 per share, which was our eleventh consecutive annual increase in our quarterly cash dividend rate and also follows our mid-year increase on February 27, 2012 in our quarterly cash dividend rate from $.28 per share to $.33 per share. Our annualized cash dividend rate was $1.32 per share for the last two quarters of fiscal 2012 and $1.12 per share for the first two quarters of fiscal 2012. Our annualized cash dividend rate was $1.00 per share in fiscal 2011 and $.88 per share fiscal 2010. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect that cash dividends will continue to be paid in the near future, but we can give no assurances concerning payment of future dividends. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors that our Board of Directors may deem relevant.

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

The performance graph and table below compare the five-year cumulative total return of our common stock with the comparable five-year cumulative total returns of the Standard & Poor’s 500 Composite Stock Index (“S&P 500”), the Standard & Poor’s 500 Information Technology Sector Index (“S&P 500 Information Technology”) and the Standard & Poor’s 500 Aerospace & Defense Index (“S&P 500 Aerospace & Defense”). In the fourth quarter of fiscal 2009, in connection with the May 27, 2009 spin-off (the “Spin-off”) in the form of a taxable pro rata dividend to our shareholders of all the shares of Harris Stratex Networks, Inc. (now known as Aviat Networks, Inc.) (“HSTX”) common stock owned by us, we eliminated our former HSTX operating segment. The figures in the performance graph and table below assume an initial investment of $100 at the close of business on June 29, 2007 in Harris, the S&P 500, the S&P 500 Information Technology and the S&P 500 Aerospace & Defense and the reinvestment of all dividends, including, with respect to our common stock, the Spin-off dividend. For purposes of calculating the cumulative total return of our common stock, the then-current market value of the HSTX shares distributed in the Spin-off was deemed to have been reinvested on the May 27, 2009 Spin-off date in shares of our common stock.

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

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG

HARRIS, S&P 500, S&P 500 INFORMATION TECHNOLOGY AND S&P 500 AEROSPACE & DEFENSE

HARRIS FISCAL YEAR END	2007	2008	2009	2010	2011	2012
Harris	$100	95	57	83	94	89
S&P 500	$100	87	63	73	97	101
S&P 500 Information Technology	$100	93	74	87	112	125
S&P 500 Aerospace & Defense	$100	88	65	82	111	107

Sales of Unregistered Securities

During fiscal 2012, we did not issue or sell any unregistered securities.

Issuer Purchases of Equity Securities

During fiscal 2012, we repurchased 12,242,843 shares of our common stock under our repurchase program at an average price per share of $38.12, excluding commissions. During fiscal 2011, we repurchased 5,325,690 shares of our common stock under our repurchase program at an average price per share of $46.92, excluding commissions. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired.

The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended June 29, 2012:

Period*	Total number of shares purchased	Average price paid per share		Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
Month No. 1
(March 31, 2012-April 27, 2012)
Repurchase Programs (1)	None		n/a	None	$558,257,602
Employee Transactions (2)	14,360		$44.11	n/a	n/a
Month No. 2
(April 28, 2012-May 25, 2012)
Repurchase Programs (1)	603,438		$41.41	603,438	$533,269,788
Employee Transactions (2)	10,316		$40.91	n/a	n/a
Month No. 3
(May 26, 2012-June 29, 2012)
Repurchase Programs (1)	None	$	n/a	None	$533,269,788
Employee Transactions (2)	37,834		$40.52	n/a	n/a
Total	665,948		$41.41	603,438	$533,269,788

*	Periods represent our fiscal months.

(1)	On August 2, 2011, we announced that on July 30, 2011, our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $1 billion in shares of our common stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. Our share repurchase program does not have a stated expiration date and has resulted, and is expected to continue to result, in repurchases in excess of the dilutive effect of shares issued under our share-based incentive plans. The approximate dollar amount of our common stock that may yet be purchased under our share repurchase program as of June 29, 2012 was $533,269,788 (as reflected in the table above). However, the level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. As a matter of policy, we do not repurchase shares during the period beginning on the 15th day of the third month of a fiscal quarter and ending two days following the public release of earnings and financial results for such fiscal quarter.

(2)	Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised stock options, (b) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance shares or restricted shares that vested during the quarter, (c) performance shares or restricted shares returned to us upon retirement or employment termination of employees or (d) shares of our common stock purchased by, or sold to us by, the Harris Corporation Master Rabbi Trust, with the trustee thereof acting at our direction, to fund obligations of the Rabbi Trust under our deferred compensation plans. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.

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

The following table summarizes our selected historical financial information for each of the last five fiscal years. All amounts pertaining to our results of operations are presented on a continuing operations basis. Amounts pertaining to our financial position as of the end of fiscal 2012 are presented on a continuing operations basis. Discontinued operations are more fully discussed in Note 3: Discontinued Operations in the Notes. The selected financial information shown below has been derived from our audited Consolidated Financial Statements, which for data presented for fiscal years 2012 and 2011 are included elsewhere in this Report. This table should be read in conjunction with our other financial information, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying Notes, included elsewhere in this Report.

	Fiscal Years Ended
	2012 (1)	2011 (2)	2010 (3)	2009 (4)	2008 (5)
	(In millions, except per share amounts)
Results of Operations:
Revenue from product sales and services	$5,451.3	$5,418.4	$4,725.0	$4,430.7	$3,956.0
Cost of product sales and services	3,569.3	3,532.5	3,052.9	3,098.2	2,784.0
Interest expense	113.2	90.4	72.1	52.8	53.1
Income from continuing operations before income taxes	841.9	905.5	876.4	729.0	636.4
Income taxes	286.0	306.8	295.4	229.4	206.2
Income from continuing operations	555.9	598.7	581.0	499.6	430.2
Discontinued operations, net of income taxes	(528.1)	(11.6)	(19.4)	(624.2)	6.8
Net income (loss)	27.8	587.1	561.6	(124.6)	437.0
Noncontrolling interests, net of income taxes	2.8	0.9	—	162.5	7.2
Net income attributable to Harris Corporation	30.6	588.0	561.6	37.9	444.2
Average shares outstanding (diluted)	114.8	126.3	130.0	133.0	136.2
Per Share Data (Diluted) Attributable to Harris Corporation Common Shareholders:
Income from continuing operations	$4.80	$4.69	$4.42	$3.73	$3.14
Income (loss) from discontinued operations, net of income taxes	(4.54)	(0.09)	(0.14)	(3.45)	0.10
Net income	0.26	4.60	4.28	0.28	3.24
Cash dividends	1.22	1.00	0.88	0.80	0.60
Financial Position at Fiscal Year-End:
Net working capital	$689.5	$786.3	$952.8	$749.7	$814.5
Net property, plant and equipment	659.4	872.8	609.7	543.2	407.2
Long-term debt	1,883.0	1,887.2	1,176.6	1,177.3	828.0
Total assets	5,592.8	6,172.8	4,743.6	4,465.1	4,627.5
Equity	1,946.1	2,512.0	2,190.1	1,869.1	2,604.3
Book value per share	17.35	20.40	17.18	14.23	19.49

(1)	Results for fiscal 2012 included a $58.2 million after-tax ($.40 per diluted share) charge for integration and other costs in our Integrated Network Solutions segment associated with our acquisitions of CapRock, Schlumberger GCS and Carefx.

(2)	Results for fiscal 2011 included a $36.8 million after-tax ($.29 per diluted share) charge for integration and other costs in our Integrated Network Solutions segment associated with our acquisitions of CapRock, Schlumberger GCS, the Core180 Infrastructure and Carefx.

(3)	Results for fiscal 2010 included a $14.5 million after-tax ($.11 per diluted share) charge for integration and other costs in our RF Communications segment associated with our acquisition of substantially all of the assets of the Tyco Electronics wireless systems business (“Wireless Systems”).

(4)	Results for fiscal 2009 included an $18.0 million after-tax ($.14 per diluted share) charge, net of government cost reimbursement, for company-wide cost-reduction actions.

(5)	Results for fiscal 2008 included a $47.1 million after-tax ($.34 per diluted share) charge for schedule and cost overruns on commercial satellite reflector programs in our Government Communications Systems segment.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The following is a list of the sections of MD&A, together with our perspective on the contents of these sections of MD&A, which we hope will assist in reading these pages:

•

Business Considerations — a general description of our businesses; the value drivers of our businesses and our strategy for achieving value; fiscal 2012 results of operations and liquidity and capital resources key indicators; and industry-wide opportunities, challenges and risks that are relevant to us in the defense, government and commercial markets. In this section of MD&A, “income from continuing operations” refers to income from continuing operations attributable to Harris Corporation common shareholders.

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

BUSINESS CONSIDERATIONS

General

We are an international communications and information technology company serving government and commercial markets in more than 125 countries. We are dedicated to developing best-in-class assured communications® products, systems and services for global markets. Our company generates revenue, income and cash flows by developing, manufacturing and selling communications products and software as well as providing related services. We sell directly to our customers, the largest of which are U.S. Government customers and their prime contractors, and we utilize agents and intermediaries to sell and market some products and services, especially in international markets.

We structure our operations primarily around the products and services we sell and the markets we serve, and we report the financial results of our continuing operations in the following three business segments:

•	Our RF Communications segment, comprised of (i) U.S. Department of Defense and International Tactical Communications (“Tactical Communications”) and (ii) Public Safety and Professional Communications;
•	Our Integrated Network Solutions segment, comprised of (i) IT Services, (ii) Harris CapRock Communications and (iii) Healthcare Solutions; and
•	Our Government Communications Systems segment, comprised of (i) Civil Programs, (ii) National Intelligence Programs and (iii) Defense Programs.

In the third quarter of fiscal 2012, our Board of Directors approved a plan to exit CIS, which provided remote cloud hosting, and to dispose of the related assets, and we reported CIS as discontinued operations beginning with our financial results presented in our Quarterly Report on Form 10-Q for the third quarter of fiscal 2012. In the fourth quarter of fiscal 2012, our Board of Directors approved a plan to divest Broadcast Communications, which provides digital media management solutions in support of broadcast customers, and we are reporting Broadcast Communications as discontinued operations beginning with our financial results presented in this Report. Both CIS and Broadcast Communications were formerly part of our Integrated Network Solutions segment. Our results of operations for fiscal 2012 and our financial position as of the end of fiscal 2012 presented in this Report reflect both CIS and Broadcast Communications as discontinued operations. Our results of operations for all periods prior to fiscal 2012 presented in this Report have been restated to account for CIS and Broadcast Communications as discontinued operations. For additional information regarding discontinued operations, see Note 3: Discontinued Operations in the Notes. Except for disclosures related to our financial position as of the end of periods prior to fiscal 2012 or to our cash flows, or unless otherwise specified, disclosures in this Report relate solely to our continuing operations.

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

Value Drivers of Our Businesses and Our Strategy for Achieving Value

Our mission statement is as follows: “Harris Corporation will be the best-in-class global provider of mission-critical assured communications® systems and services to both government and commercial customers, combining advanced technology and application knowledge.” We are committed to our mission statement, and we believe that executing our mission statement creates value. Consistent with this commitment to effective execution, we currently focus on these key value drivers:

•	Sustaining and growing our core businesses, including expanding offerings and pursuing new markets in tactical communications, government communications systems and IT services;
•

Accelerating performance, with initiatives in the key growth markets of managed satellite communications, public safety and professional communications and healthcare IT, and in growing our international presence, with a specific near-term focus on fast-growing markets in Brazil and the Middle East;

•	Driving operational excellence through productivity, waste elimination and process optimization; and
•	Improving cash flows and optimizing capital deployment.

Sustaining and growing our core businesses:    We have established strong positions in our core tactical radio, government communications systems and IT services businesses. These businesses provide the foundational technologies and customer relationships that differentiate us from many of our peers and help drive our growth. We plan to focus on sustaining and growing our core businesses by focusing on the following strategies:

Tactical Communications:    Continue to leverage our reputation and position as a leading provider of secure tactical radio communications and embedded high-grade encryption solutions for military and government organizations. Capitalize on the opportunity to transform the legacy narrowband market into the wideband tactical networking market of the future and on the demand in international defense markets from modernization and standardization programs. Create new demand by investing in and developing new products that strengthen our position in our current markets and enable us to expand into adjacent markets.

Government Communications Systems:    Continue to conduct advanced research and develop, produce, integrate and support advanced communications and information systems that solve the mission-critical challenges of our civilian, intelligence and defense government customers, primarily the U.S. Government. Leverage core capabilities such as mission-critical networks, SATCOM, ground systems, avionics, data links, ISR and space systems.

IT Services:    Continue to design, integrate, deploy, operate and support secure communications systems and information networks for our defense, intelligence, homeland security, civilian and commercial customers. Leverage our position as a prime contractor on many key IDIQ vehicles and the scale and capabilities of our IT services business in the vertical markets served across our company.

Accelerating performance:    We are focused on accelerating growth in each of our businesses. Areas we believe currently offer the greatest potential for growth include our managed satellite communications solutions, public safety and professional communications, healthcare IT and emerging international markets. We believe demand for fully managed, end-to-end satellite communications solutions is growing rapidly from energy, maritime and government customers, driven by new applications and the expansion of services within existing markets, and our solutions focus on voice, data and networking solutions for remote sites and are supported by the largest global managed satellite network in the world. We expect growth in the public safety and professional communications market to be fueled by the continued rollout of the next-generation, 4G LTE standard for wireless broadband, and we have provided 700 MHz band LTE pilot programs to multiple U.S. cities and successfully conducted the first live, multi-state LTE demonstration for first responders, which enabled them to share streaming video, voice and mapping. In the healthcare

IT market, we have achieved significant growth, particularly in the government healthcare segment, and we expect continued growth, driven by U.S. Federal mandates to reduce costs and improve patient outcomes. We have proven expertise in interoperability and imaging from our work for national intelligence customers that is unique and differentiable in the healthcare IT market. Sales and opportunities outside of the U.S. continue to expand, with good opportunities to leverage all of our capabilities, and we are focusing our near-term efforts in two specific geographies — Brazil and the Middle East. In Brazil, where we have increased our facilities and staff, we believe growth is being driven by defense and border security requirements, the compelling need for public safety infrastructure upgrades and air traffic control system modernization, and demand for managed satellite communications for offshore oil exploration. In the Middle East, we believe increased spending on defense, homeland security, and oil exploration and production has created opportunities for tactical radios, geospatial intelligence and managed satellite communications solutions.

Driving operational excellence:    We are committed to operational excellence as a central part of our long-term growth strategy, and we expect to drive operational excellence through productivity, waste elimination and process optimization, particularly in our initial focus areas of manufacturing and field operations, supply chain, overhead rates and working capital performance. In our manufacturing and field operations, we have opportunities to improve productivity by reducing cost and improving quality, which is also a benefit to our customers, and to use automation to replace manual processes in our field operations. We will also increase our focus across our company on reducing the cost of poor quality, such as the cost of warranty work, rework, repairs and scrap. In our supply chain, we have opportunities to consolidate suppliers to improve our quality and leverage more low-cost sourcing in our factories, to more fully deploy lean techniques and to drive our outsourcing partners to lower cost geographies. Our working capital initiatives include driving down unbilled costs, optimizing payment terms, reducing accounts receivable and shortening the billing cycle.

Improving cash flows and optimizing capital deployment:    We will focus on cash flows and capital deployment, and we expect to be aggressive in driving cash generation. We expect our efforts in driving operational excellence, particularly our working capital initiatives, to improve our operating cash flow. In addition, we expect our capital expenditures to decrease as we increase our scrutiny on how we are spending capital. These efforts combined are expected to generate greater free cash flow (which we define as operating cash flow less capital expenditures). Our philosophy for uses of free cash flow continues to be returning cash to our shareholders through paying attractive dividends and share repurchases, maintaining a healthy balance sheet and pursuing accretive acquisitions in our core businesses and near-adjacent businesses, though no acquisitions of significant size are expected in the near term. We returned a record amount of cash to our shareholders in fiscal 2012, and we expect to continue to follow a disciplined approach to how we deploy cash in fiscal 2013.

Key Indicators

We believe our value drivers, when implemented, will improve our key indicators of value, such as: income from continuing operations and income from continuing operations per diluted common share; revenue; income from continuing operations as a percentage of revenue; net cash provided by operating activities; return on invested capital; and return on average equity. The measure of our success is reflected in our results of operations and liquidity and capital resources key indicators as discussed below.

Fiscal 2012 Results of Operations Key Indicators:    Income from continuing operations, income from continuing operations per diluted common share, revenue, and income from continuing operations as a percentage of revenue represent key measurements of our value drivers:

•	Income from continuing operations decreased 6.8 percent to $558.7 million in fiscal 2012 from $599.6 million in fiscal 2011;
•	Income from continuing operations per diluted common share increased 2.3 percent to $4.80 in fiscal 2012 from $4.69 in fiscal 2011;
•	Revenue increased 0.6 percent to $5.5 billion in fiscal 2012 from $5.4 billion in fiscal 2011; and
•	Income from continuing operations as a percentage of revenue decreased to 10.2 percent in fiscal 2012 from 11.1 percent in fiscal 2011.

Refer to MD&A heading “Operations Review” below in this Report for more information.

Liquidity and Capital Resources Key Indicators:    Net cash provided by operating activities, return on invested capital and return on average equity also represent key measurements of our value drivers:

•	Net cash provided by operating activities increased to $852.9 million in fiscal 2012 from $833.1 million in fiscal 2011;

•

Return on invested capital (defined as after-tax operating income from continuing operations divided by the two-point average of invested capital at the beginning and ending of the fiscal year, where invested capital equals equity plus debt, less cash and cash equivalents) decreased to 15.8 percent in fiscal 2012 from 18.4 percent in fiscal 2011; and

•

Return on average equity (defined as income from continuing operations divided by the two-point average of equity at the beginning and ending of the fiscal year) decreased to 25.1 percent in fiscal 2012 from 25.5 percent in fiscal 2011.

Refer to MD&A heading “Liquidity, Capital Resources and Financial Strategies” below in this Report for more information on net cash provided by operating activities.

Industry-Wide Opportunities, Challenges and Risks

Department of Defense:    The DoD’s U.S. Government Fiscal Year (“GFY”) 2013 budget proposal reflects continued investment in the national security of the United States and reflects the defense priorities of a country that is engaged in current wars and planning for potential future conflicts. The DoD is continuing to focus on critical equipment modernization and accelerating development of key weapons systems, even in the face of long-term potential defense spending reductions and as operational tempo decreases. We continue to expect the U.S. Government to remain committed to delivering the best equipment to our servicemembers, with an emphasis on counter-terrorism (e.g., special operations forces, unmanned air systems, and sea-based and advanced intelligence, surveillance and reconnaissance), cyber operations, space systems (e.g., GPS upgrades, Space Based Infrared System, and Advanced Extremely High Frequency satellite programs) and science and technology research, although there can be no assurance it will do so.

The DoD’s overall GFY 2013 request is $613.9 billion, split between $525.4 billion in the baseline budget and $88.5 billion in Overseas Contingency Operations (“OCO”). The GFY 2013 baseline budget request represents a reduction of $5.2 billion from the GFY 2012 enacted level of $530.6 billion. Similarly, the OCO budget request represents a reduction of $26.6 billion from the GFY 2012 enacted levels. In breaking down the overall request, acquisition funding requests total $178.2 billion, of which $108.5 billion is for Procurement and $69.7 billion is for Research, Development, Test and Evaluation. Although projected DoD funding levels continue to trend downward, the products we offer and the programs we are a part of continue to be viewed as mission critical by the DoD and we believe will be a funding priority over the long term.

The ongoing discussion regarding U.S. Federal spending and, more specifically, about sequestration continues to be an area of concern. A significant decline in defense and national security spending or a shift in U.S. Government funding priorities may have a negative impact on our future orders, sales, income and cash flows, depending on the platforms and programs affected by such budget reductions or shifts in funding priorities. We continue to closely monitor the U.S. Federal fiscal debate and are preparing for both near- and long-term impacts from potential future sequestration-related actions.

Other U.S. Federal Markets:    Another current funding priority for the U.S. Government is the security of the United States, which includes better communications interplay among law enforcement, civil government agencies, intelligence agencies and our military services. Funding for investments in secure tactical communications, IT, information processing, healthcare IT, cyber security and additional communications assets and upgrades has remained solid. Another current priority of the U.S. Government is investments in productivity, cost reductions and upgrading to new IT systems and solutions. As a result, programs that promote these initiatives are also expected to receive funding, although there is no assurance that such funding will remain a priority. We provide products and services to a number of U.S. Government agencies including the FAA, NRO, NGA, Department of State, NSA, NOAA and others. For example, the FAA has announced its Next Generation Air Transportation System (“NextGen”) program to transform the entire U.S. air transport system to meet future demands and avoid gridlock in the sky and at airports.

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

International:    We believe demand for communications and IT infrastructure technology and services in emerging global markets presents a major opportunity for growth. International markets continue to drive toward tactical communications upgrades and interoperability. We have also identified substantial opportunities with international governments with respect to their defense spending on national security and on tactical communications modernization and standardization programs. A major focus for us will be in Brazil and the Middle East. We believe growth in Brazil is being driven by defense and border security requirements, the compelling need for public safety infrastructure upgrades and air traffic control system modernization, and demand for managed communications for offshore oil exploration. In the Middle East, we believe increased spending on defense, homeland security, and oil exploration and production has created opportunities for tactical radios, geospatial intelligence and managed satellite communications solutions.

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

For a discussion of risks relating to U.S. Government contracts and subcontracts, see “Item 1. Business — Principal Customers; Government Contracts” and “Item 1A. Risk Factors” of this Report. We are also subject to other risks associated with U.S. Government business, including technological uncertainties, dependence on annual appropriations and allotment of funds, extensive regulations and other risks, which are discussed in “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.

Commercial:    We are working to leverage our proven technologies for government applications into attractive commercial applications and expand in high-growth commercial markets. These markets include IT services and managed services supporting energy, maritime and healthcare networks. We are trusted to run some of the United States’ largest, secure mission-critical information networks, and demand for communications and IT infrastructure in emerging global markets remains robust. In the energy market, we believe oil exploration must accelerate to meet rising global demand for oil and that drivers of industry demand, including commodity prices, drilling rig counts and well completions and workover activity, should remain favorable in most geographic market areas. In the maritime market, demand for improved connectivity is increasing along with the number of vessels (ocean crossing freighters, cruise ships and leisure yachts) needing it, and our recent awards of 5-year contracts with Royal Caribbean Cruises Ltd. covering 34 of its ships and a customer in the Asia Pacific region covering 2,000 commercial vessels located around the globe are providing us with significant momentum. In the healthcare market, we believe there are significant opportunities for growth as we capitalize on trends towards accelerating electronic health record adoption and sharing; accountable care driving hospital consolidation and enterprise solutions; and increased penalties for healthcare data security violations fueling demand for cyber solutions.

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

OPERATIONS REVIEW

Revenue and Income From Continuing Operations

	2012	2011	2012/2011 Percent Increase/ (Decrease)	2010	2011/2010 Percent Increase/ (Decrease)
	(Dollars in millions, except per share amounts)
Revenue	$5,451.3	$5,418.4	0.6%	$4,725.0	14.7%
Income from continuing operations	$558.7	$599.6	(6.8)%	$581.0	3.2%
% of revenue	10.2%	11.1%		12.3%
Income from continuing operations per diluted common share	$4.80	$4.69	2.3%	$4.42	6.1%

Fiscal 2012 Compared With Fiscal 2011:    The increase in revenue in fiscal 2012 compared with fiscal 2011 was primarily due to higher revenue in our Integrated Network Solutions segment, which benefited from our acquisitions of CapRock, Schlumberger GCS and Carefx in fiscal 2011, and higher revenue in our Government Communications Systems segment, partially offset by lower revenue in our RF Communications segment. Revenue in our RF Communications segment in fiscal 2011 benefited significantly from expedited shipments of tactical radios to equip MRAPs.

The decrease in income from continuing operations and income from continuing operations as a percentage of revenue in fiscal 2012 compared with fiscal 2011 was primarily due to operating income in fiscal 2011 benefiting from expedited shipments of tactical radios by our RF Communications segment. Additionally, operating income in our Integrated Network Solutions segment decreased, primarily due to a loss at Healthcare Solutions, lower operating income at IT Services, and the impact of charges for integration and other costs associated with our acquisitions of CapRock, Schlumberger GCS and Carefx. Also, interest expense increased in fiscal 2012 compared with fiscal 2011, primarily due to higher levels of borrowings to fund acquisitions of businesses in fiscal 2011 and repurchases under our share repurchase program during the first quarter of fiscal 2012. These drivers of the decrease in net income and net income as a percentage of revenue were partially offset by stronger operating results in our Government Communications Systems segment, primarily driven by a more favorable product mix and excellent program performance. See the “Interest Income and Interest Expense” and “Discussion of Business Segments” discussions below in this MD&A for further information.

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

Gross Margin

	2012	2011	2012/2011 Percent Increase/ (Decrease)	2010	2011/2010 Percent Increase/ (Decrease)
	(Dollars in millions)
Revenue	$5,451.3	$5,418.4	0.6%	$4,725.0	14.7%
Cost of product sales and services	(3,569.3)	(3,532.5)	1.0%	(3,052.9)	15.7%
Gross margin	1,882.0	1,885.9	(0.2)%	1,672.1	12.8%
% of revenue	34.5%	34.8%		35.4%

Fiscal 2012 Compared With Fiscal 2011:    The slight decrease in gross margin (revenue less cost of product sales and services) as a percentage of revenue (“gross margin percentage”) in fiscal 2012 compared with fiscal 2011 was primarily due to a lower percentage of our overall sales generated by our higher-margin RF Communications segment and a decrease in gross margin percentage at RF Communications, primarily due to a less favorable product mix as a result of significantly lower sales of tactical radios to equip MRAPs. This decrease in gross margin percentage was mostly offset by higher gross margins at our Integrated Network Solutions segment, which had higher gross margin percentages in all of its business areas. See the “Discussion of Business Segments” discussion below in this MD&A for further information.

Fiscal 2011 Compared With Fiscal 2010:    The decrease in gross margin percentage in fiscal 2011 compared with fiscal 2010 was primarily due to a less favorable product mix in our RF Communications segment due to lower sales of radios to equip MRAPs in fiscal 2011 compared with fiscal 2010 and the impact of our acquisition of CapRock, which has a lower gross margin percentage than our overall gross margin percentage. See the “Discussion of Business Segments” discussion below in this MD&A for further information.

Engineering, Selling and Administrative Expenses

	2012	2011	2012/2011 Percent Increase/ (Decrease)	2010	2011/2010 Percent Increase/ (Decrease)
	(Dollars in millions)
Engineering, selling and administrative expenses	$940.9	$890.9	5.6%	$723.2	23.2%
% of revenue	17.3%	16.4%		15.3%

Fiscal 2012 Compared With Fiscal 2011:    The increase in engineering, selling and administrative (“ESA”) expenses, and ESA expenses as a percentage of revenue, in fiscal 2012 compared with fiscal 2011 was primarily due to our acquisitions of Schlumberger GCS and Carefx in fiscal 2011, including integration and other costs associated with these acquisitions. See the “Discussion of Business Segments” discussion below in this MD&A for further information.

Overall company-sponsored research and product development costs, which are included in ESA expenses, were $218.9 million in fiscal 2012 compared with $239.8 million in fiscal 2011.

Fiscal 2011 Compared With Fiscal 2010:    The increase in ESA expenses, and ESA expenses as a percentage of revenue, in fiscal 2011 compared with fiscal 2010 was primarily due to our acquisitions of CapRock and Schlumberger GCS, including integration and other costs associated with these acquisitions. See the “Discussion of Business Segments” discussion below in this MD&A for further information.

Overall company-sponsored research and product development costs, which are included in ESA expenses, were $239.8 million in fiscal 2011 compared with $228.1 million in fiscal 2010.

Non-Operating Income (Loss)

	2012	2011	2012/2011 Percent Increase/ (Decrease)	2010	2011/2010 Percent Increase/ (Decrease)
	(Dollars in millions)
Non-operating income (loss)	$11.5	$(1.9)	*	$(1.9)	—%

*	Not meaningful

Fiscal 2012 Compared With Fiscal 2011:    Non-operating income in fiscal 2012 was primarily due to royalty income related to certain patents. The non-operating loss in fiscal 2011 was primarily due to costs related to intellectual property litigation incidental to our business. See Note 20: Non-Operating Income (Loss) in the Notes for further information.

Fiscal 2011 Compared With Fiscal 2010:    The non-operating losses in fiscal years 2011 and 2010 were primarily due to costs related to intellectual property litigation incidental to our business. See Note 20: Non-Operating Income (Loss) in the Notes for further information.

Interest Income and Interest Expense

	2012	2011	2012/2011 Percent Increase/ (Decrease)	2010	2011/2010 Percent Increase/ (Decrease)
	(Dollars in millions)
Interest income	$2.5	$2.8	(10.7)%	$1.5	86.7%
Interest expense	(113.2)	(90.4)	25.2%	(72.1)	25.4%

Fiscal 2012 Compared With Fiscal 2011:    Our interest expense increased in fiscal 2012 compared with fiscal 2011 primarily due to higher levels of borrowings to fund our acquisitions of Schlumberger GCS and Carefx in fiscal 2011 and repurchases under our share repurchase program during the first quarter of fiscal 2012.

Fiscal 2011 Compared With Fiscal 2010:    Our interest income increased in fiscal 2011 compared with fiscal 2010 primarily due to higher average balances of cash and cash equivalents. Our interest expense increased in fiscal 2011 compared with fiscal 2010 primarily due to higher levels of borrowings related to our acquisitions of CapRock, Schlumberger GCS and Carefx in fiscal 2011.

Income Taxes

	2012	2011	2012/2011 Percent Increase/ (Decrease)	2010	2011/2010 Percent Increase/ (Decrease)
	(Dollars in millions)
Income from continuing operations before income taxes	$841.9	$905.5	(7.0)%	$876.4	3.3%
Income taxes	286.0	306.8	(6.8)%	295.4	3.9%
% of income from continuing operations before income taxes	34.0%	33.9%		33.7%

Fiscal 2012 Compared With Fiscal 2011:    In fiscal 2012, our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) benefited from a true-up of our tax credits and manufacturing deductions for fiscal 2011 compared with our previous estimates. Our fiscal 2012 effective tax rate also benefited from a reduction in state taxes due to changes in certain state tax laws and a reduction in estimated tax liabilities. In fiscal 2011, the major discrete item from which our effective tax rate benefited was a $5.9 million tax benefit associated with legislative action during the second quarter of fiscal 2011 that restored the U.S. Federal income tax credit for research and development expenses. See Note 22: Income Taxes in the Notes for further information.

Fiscal 2011 Compared With Fiscal 2010:    In fiscal 2011, the major discrete item from which our effective tax rate benefited was the $5.9 million tax benefit noted above regarding fiscal 2012 compared with fiscal 2011. In fiscal 2010, the major discrete item from which our effective tax rate benefited was a $3.5 million state income tax benefit associated with the filing of our income tax returns. See Note 22: Income Taxes in the Notes for further information.

Discussion of Business Segments

RF Communications Segment

	2012	2011	2012/2011 Percent Increase/ (Decrease)	2010	2011/2010 Percent Increase/ (Decrease)
	(Dollars in millions)
Revenue	$2,144.1	$2,289.2	(6.3)%	$2,067.2	10.7%
Segment operating income	703.7	787.0	(10.6)%	707.4	11.3%
% of revenue	32.8%	34.4%		34.2%

Fiscal 2012 Compared With Fiscal 2011:    Revenue in fiscal 2012 included $1,570.4 million in Tactical Communications and $573.7 million in Public Safety and Professional Communications. The decrease in RF Communications segment revenue, operating income and operating income as a percentage of revenue in fiscal 2012 compared with fiscal 2011 was primarily due to our managing through a transition in the DoD market from one previously driven by operational tempo to a modernization cycle driven by wideband technology, and also from revenue and operating income in the first two quarters of fiscal 2011 benefiting from $80 million in expedited shipments of tactical radios to equip MRAPs and the related favorable product mix.

Orders for this segment were $1.94 billion for fiscal 2012 compared with $2.03 billion for fiscal 2011. Fiscal 2012 orders included $1.47 billion in Tactical Communications and $468 million in Public Safety and Professional Communications. At the end of the fourth quarter of fiscal 2012, total backlog in our RF Communications segment was $1.30 billion, including $665 million in Tactical Communications and $635 million in Public Safety and Professional Communications.

In fiscal 2012 and 2011, this segment derived 46 percent and 63 percent, respectively, of its revenue from U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors.

Fiscal 2011 Compared With Fiscal 2010:    Revenue in fiscal 2011 included $1,775.4 million in Tactical Communications and $513.8 million in Public Safety and Professional Communications. Revenue growth and higher operating income in fiscal 2011 compared with fiscal 2010 were primarily due to strong international sales in Tactical Communications and continuing Falcon III® adoption to support the DoD’s vision for wideband networking throughout the battlefield, partially offset by lower revenue from shipments of radios to equip MRAPs.

The increase in operating income as a percentage of revenue in fiscal 2011 compared with fiscal 2010 was primarily due to higher operating margins on international sales in Tactical Communications and a $19.3 million charge incurred in fiscal 2010 associated with our acquisition of Wireless Systems in the fourth quarter of fiscal 2009, partially offset by the decrease in high-margin sales of radios to equip MRAPs.

Our manufacturing facility in Rochester, New York was up and running at the end of fiscal 2011. This facility consolidated multiple facilities into one location, reducing production cycle times and creating operational efficiencies and enables us to have a single facility of sufficient size, layout and capabilities to fully implement the lean production processes we need to further reduce product costs. This facility is expected to provide cost savings and create a state-of-the-art high-volume manufacturing capability for products across RF Communications.

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

In both fiscal 2011 and fiscal 2010, this segment derived 63 percent of its revenue from U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors.

Integrated Network Solutions Segment

	2012	2011	2012/2011 Percent Increase/ (Decrease)	2010	2011/2010 Percent Increase/ (Decrease)
	(Dollars in millions)
Revenue	$1,571.2	$1,445.3	8.7%	$999.5	44.6%
Segment operating income	69.9	90.7	(22.9)%	119.9	(24.4)%
% of revenue	4.4%	6.3%		12.0%

Fiscal 2012 Compared With Fiscal 2011:    The increase in revenue in fiscal 2012 compared with 2011 was primarily due to higher revenue in Harris CapRock Communications, both organically and from our acquisitions of CapRock and Schlumberger GCS in fiscal 2011, and higher revenue related to Healthcare Solutions, including revenue from Carefx (which we also acquired in fiscal 2011). These drivers of the increase in revenue were partially offset by declining revenue in IT services from the loss of the Patriot program and the completion of system and network integration services for the U.S. Army Materiel Command.

Operating income and operating income as a percentage of revenue (“operating margin percentage”) were lower in fiscal 2012 compared with fiscal 2011, primarily due to a loss at Healthcare Solutions, lower operating income at IT Services, and the impact of charges for integration and other costs associated with our acquisitions of CapRock, Schlumberger GCS and Carefx. These drivers of the decrease in operating income and operating margin percentage were partially offset by higher operating income and a higher operating margin percentage at Harris CapRock Communications.

Orders for this segment were $1.72 billion for fiscal 2012 compared with $1.45 billion for fiscal 2011. In fiscal 2012 and fiscal 2011, this segment derived 66 percent and 74 percent, respectively, of its revenue from U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors.

Fiscal 2011 Compared With Fiscal 2010:    The increase in revenue in fiscal 2011 compared with 2010 was primarily due to revenue from CapRock, which we acquired in the first quarter of fiscal 2011, and Schlumberger GCS, which we acquired in the fourth quarter of fiscal 2011. Integrated Network Solutions segment operating income and operating margin percentage were lower in fiscal 2011 compared with fiscal 2010, primarily due to the impact of $46.6 million in charges for integration and other costs associated with our acquisitions of CapRock, Schlumberger GCS, the Core180 Infrastructure and Carefx, and lower pricing on the IT Services contract extension for the NMCI program.

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

On April 4, 2011, we acquired privately held Carefx, a provider of interoperability workflow solutions for government and commercial healthcare providers. Carefx’s solution suite is used by more than 800 hospitals, healthcare systems and health information exchanges across North America, Europe and Asia. This acquisition expanded our presence in government healthcare, provided entry into the commercial healthcare market, and is expected to leverage the healthcare interoperability workflow products offered by Carefx and the broader scale of enterprise intelligence solutions and services that we provide. The total net purchase price for Carefx was $153.3 million. Our fiscal 2011 results of operations included three months of operating results associated with Carefx, representing the period subsequent to the acquisition.

For further information related to the acquisitions described above, including the allocation of the purchase price and pro forma results as if the CapRock and Schlumberger GCS acquisitions had taken place as of the beginning of the periods presented, see Note 4: Business Combinations in the Notes.

Orders for this segment were $1.45 billion for fiscal 2011 compared with $1.00 billion for fiscal 2010. During fiscal 2011, we were not awarded the recompete for the Patriot program which resulted in lower revenue from this program in fiscal 2012 compared with fiscal 2011. In fiscal 2011 and fiscal 2010, this segment derived 74 percent and 93 percent, respectively, of its revenue from U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors.

Government Communications Systems Segment

	2012	2011	2012/2011 Percent Increase/ (Decrease)	2010	2011/2010 Percent Increase/ (Decrease)
	(Dollars in millions)
Revenue	$1,833.8	$1,776.5	3.2%	$1,747.3	1.7%
Segment operating income	256.2	227.0	12.9%	227.4	(0.2)%
% of revenue	14.0%	12.8%		13.0%

Fiscal 2012 Compared With Fiscal 2011:    Revenue in fiscal 2012 compared with fiscal 2011 increased from the GOES-R Ground and Antenna Segment weather programs for NOAA, NASA’s SGSS program, various classified programs, wireless and geospatial products and commercial satellite reflectors. These drivers of the increase in revenue were partially offset by a decline in revenue, as expected, from a completed program, the Field Data Collection Automation (“FDCA”) program for the 2010 U.S. Census, and a decline in revenue from the DoD. Important ongoing programs for this segment include FTI, GOES-R, F-35, MET, and various classified and space communications systems programs.

Operating income and operating income as a percentage of revenue were higher in fiscal 2012 compared with fiscal 2011, primarily driven by a more favorable product mix and excellent program performance.

Orders for this segment were $1.93 billion for fiscal 2012 and $1.69 billion for fiscal 2011. In both fiscal 2012 and fiscal 2011, this segment derived 97 percent of its revenue from U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors.

Fiscal 2011 Compared With Fiscal 2010:    Revenue in fiscal 2011 compared with fiscal 2010 increased on the GOES-R Ground and Antenna Segment weather programs for NOAA, HNRs for the U.S. Army and our space communications programs (including satellite reflector programs for commercial customers), but declined on several classified programs as a result of slower U.S. Government spending. Revenue also declined, as expected, on the FDCA program for the 2010 U.S. Census due to its wind-down. Important ongoing programs for this segment include FTI, GOES-R, F-35, MET, WIN-T and various classified and space communications systems programs.

Operating income and operating income as a percentage of revenue in fiscal 2011 were essentially flat compared with fiscal 2010. This was primarily due to improved performance on our space communications systems programs (including satellite reflector programs for commercial customers), the GOES-R Ground and Antenna Segment weather programs and HNR sales to the U.S. Army, offset by the impact of the wind-down on the FDCA program for the 2010 U.S. Census and lower operating income on several classified programs.

Orders for this segment were $1.69 billion for fiscal 2011 and $1.78 billion for fiscal 2010. In fiscal 2011 and fiscal 2010, this segment derived 97 percent and 94 percent, respectively, of its revenue from U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors.

Unallocated Corporate Expense and Corporate Eliminations

	2012	2011	2012/2011 Percent Increase/ (Decrease)	2010	2011/2010 Percent Increase/ (Decrease)
	(Dollars in millions)
Unallocated corporate expense	$81.8	$87.8	(6.8)%	$90.4	(2.9)%
Corporate eliminations	6.9	21.9	(68.5)%	15.4	42.2%

Fiscal 2012 Compared With Fiscal 2011:    The decrease in unallocated corporate expense in fiscal 2012 from fiscal 2011 was primarily due to higher compensation and benefit plan expense in fiscal 2011. The decrease in Corporate eliminations in fiscal 2012 from fiscal 2011 was primarily due to lower intersegment eliminations between our RF Communications segment and our Integrated Network Solutions and Government Communications Systems segments.

Fiscal 2011 Compared With Fiscal 2010:    The decrease in unallocated corporate expense in fiscal 2011 from fiscal 2010 was primarily due to a charge associated with a contract termination, recorded in fiscal 2010, and lower benefit plan expenses. The increase in Corporate eliminations in fiscal 2011 from fiscal 2010 was primarily due to higher intersegment activity between our Government Communications Systems and Integrated Network Solutions segments.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES

Cash Flows

	Fiscal Years Ended
	2012	2011	2010
	(Dollars in millions)
Net cash provided by operating activities	$852.9	$833.1	$802.7
Net cash used in investing activities	(248.9)	(1,417.5)	(250.1)
Net cash provided by (used in) financing activities	(609.8)	492.8	(380.9)
Effect of exchange rate changes on cash and cash equivalents	(5.1)	3.3	2.3

Net increase (decrease) in cash and cash equivalents	(10.9)	(88.3)	174.0
Cash and cash equivalents, beginning of year	366.9	455.2	281.2

Cash and cash equivalents, end of year	$356.0	$366.9	$455.2

Cash and cash equivalents:    Our Consolidated Statement of Cash Flows includes cash flows from Broadcast Communications and CIS. All line items on our Consolidated Balance Sheet as of the end of fiscal 2012 have been adjusted to reflect Broadcast Communications and CIS as discontinued operations. The impact of cash flows from Broadcast Communications or CIS to our consolidated cash flows was not material in fiscal 2012, 2011 or 2010. It is our intention to use the expected net sales proceeds from the divestiture of Broadcast Communications and the disposition of assets related to CIS to return cash to our shareholders and invest in growing our core businesses.

The decrease in cash and cash equivalents from fiscal 2011 to fiscal 2012 was primarily due to $473.5 million used to repurchase shares of our common stock, $233.8 million of additions of property, plant and equipment and capitalized software, $139.6 million used to pay cash dividends, and $14.1 million of net cash paid for acquired businesses, partially offset by $852.9 million of net cash provided by operating activities.

Our financial position remained strong at June 29, 2012. We ended the fiscal year with cash and cash equivalents of $356.0 million; we have no long-term debt maturing until fiscal 2016; we have a senior unsecured $750 million revolving credit facility that expires in September 2013 ($600.0 million of which was available to us as of June 29, 2012 as a result of $150.0 million of short-term debt outstanding under our commercial paper program that is supported by such senior unsecured revolving credit facility); we have a senior unsecured $250 million 364-day revolving credit facility that expires on September 26, 2012 (all of which was available to us as of June 29, 2012); and we do not have any material defined benefit pension plan obligations.

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

We also currently believe that existing cash, funds generated from operations, our credit facilities and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, repurchases under our share repurchase program and potential acquisitions for the next 12 months and for the reasonably foreseeable future thereafter. We anticipate tax payments over the next three years to be slightly greater than our tax expense for the same period. For additional information regarding our income taxes, see Note 22: Income Taxes in the Notes. Other than those cash outlays noted in the “Contractual Obligations” discussion below in this MD&A, capital expenditures and repurchases under our share repurchase program and potential acquistions, no other significant cash outlays are anticipated in fiscal 2013.

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

Net cash provided by operating activities:    Our net cash provided by operating activities was $852.9 million in fiscal 2012 compared with $833.1 million in fiscal 2011. Cash flow was particularly strong in the fourth quarter of fiscal 2012, contributing to solid full-year results. All of our segments had positive cash flow from operating activities in fiscal 2012. Our collections of receivables and inventory turnover improved in fiscal 2012 from fiscal 2011, partially offset by a decrease in our average days payable outstanding.

Net cash used in investing activities:    Our net cash used in investing activities was $248.9 million in fiscal 2012 compared with $1,417.5 million in fiscal 2011. Net cash used in investing activities in fiscal 2012 primarily consisted of $209.9 million of property, plant and equipment additions, $23.9 million of capitalized software additions and $14.1 million of net cash paid for acquired businesses. Net cash used in investing activities in fiscal 2011 consisted of $1,082.6 million of net cash paid for acquired businesses, $311.3 million of property, plant and equipment additions, $13.6 million of capitalized software additions and $10.0 million of cash paid for a cost-method investment. The decrease in capital expenditures in fiscal 2012 compared with fiscal 2011 is primarily due to the build-out of our Cyber Integration Center (which is now reported as part of discontinued operations) and our RF Communications manufacturing facility in fiscal 2011. Our total capital expenditures, including capitalized software, in fiscal 2013 are expected to be between $210 million and $230 million.

Net cash provided by (used in) financing activities:    Our net cash used in financing activities was $609.8 million in fiscal 2012 compared with net cash provided by financing activities of $492.8 million in fiscal 2011. Net cash used in financing activities in fiscal 2012 was due to $473.5 million used to repurchase shares of our common stock, $139.6 million used to pay cash dividends and $24.9 million used for net repayment of borrowings, partially offset by $28.2 million of proceeds from the exercise of employee stock options. Net cash provided by financing activities in fiscal 2011 was due to $851.4 million of net proceeds from borrowings and $24.5 million of proceeds from the exercise of employee stock options, partially offset by $256.1 million used to repurchase shares of our common stock and $127.0 million used to pay cash dividends.

Common Stock Repurchases

During fiscal 2012, we used $467.0 million to repurchase 12,242,843 shares of our common stock under our repurchase program at an average price per share of $38.14, including commissions. During fiscal 2011, we used $250.0 million to repurchase 5,325,690 shares of our common stock under our repurchase program at an average price per share of $46.94, including commissions. In fiscal 2012 and fiscal 2011, $6.5 million and $6.1 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Additionally, in fiscal 2012, we used $1.9 million to repurchase 50,000 shares of our common stock for placement into our Rabbi trust which is associated with our non-qualified deferred compensation plans; and in fiscal 2011, we used $1.9 million to repurchase 40,000 shares of our common stock for placement into our Rabbi trust. Shares repurchased by us are cancelled and retired.

On July 30, 2011, our Board of Directors approved a new share repurchase program that replaced our previous program and authorized us to repurchase up to $1 billion in shares of our common stock. As of June 29, 2012, we had a remaining authorization to repurchase approximately $533 million in shares of our common stock under the our repurchase program, which does not have a stated expiration date. Our repurchase program has resulted, and is expected to continue to result, in repurchases in excess of the dilutive effect of shares issued under our share-based incentive plans. However, the level of repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. Repurchases are expected to be funded with available cash and commercial paper and may be made through open-market transactons, private transactions, transactions structured through investment banking institutions or any combination thereof. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additional information regarding repurchases during fiscal 2012 and our share repurchase program is set forth above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report.

Dividends

On August 25, 2012, our Board of Directors increased the quarterly cash dividend rate on our common stock from $.33 per share to $.37 per share, for an annualized cash dividend rate of $1.48 per share, which was our eleventh consecutive annual increase in our quarterly cash dividend rate and follows an additional mid-year increase in our quarterly cash dividend rate from $.28 per share to $.33 per share that we approved on February 27, 2012. Our annualized cash dividend rate was $1.32 per share for the last two quarters of fiscal 2012 and $1.12 per share for the first two quarters of fiscal 2012. Our annualized cash dividend rate was $1.00 per share in fiscal 2011 and $.88 per share in fiscal 2010. There can be no assurances that our annualized cash dividend rate will continue to increase. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect that cash dividends will continue to be paid in the near future, but we can give no assurances concerning payment of future dividends. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. Additional information concerning our dividends is set forth above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report.

Capital Structure and Resources

364-Day Revolving Credit Agreement:    As discussed in Note 11: Credit Arrangements in the Notes, on September 27, 2011, we entered into the First Amendment to the 364-Day Revolving Credit Agreement (the “First Amendment”) that renews and amends the senior unsecured credit facility we had with a syndicate of lenders under the 364-Day Revolving Credit Agreement, dated as of September 29, 2010 (the “364-Day Credit Agreement”). Pursuant to the 364-Day Credit Agreement, and immediately prior to the First Amendment, we provided notice to the administrative agent of a permanent reduction of the commitments under the 364-Day Credit Agreement from $300 million to $250 million. As amended by the First Amendment, the 364-Day Credit Agreement (the “Amended 364-Day Credit Agreement”) provides for the extension of credit to us in the form of revolving loans at any time and from time to time during the term of the Amended 364-Day Credit Agreement, in an aggregate principal amount at any time outstanding not to exceed $250 million. Borrowings under the Amended 364-Day Credit Agreement will be denominated in U.S. Dollars. The Amended 364-Day Credit Agreement may be used for working capital and other general corporate purposes (excluding hostile acquisitions) and also may be used to support any commercial paper that we may issue.

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

The Amended 364-Day Credit Agreement contains certain customary covenants similar to the 2008 Credit Agreement discussed below and described in more detail in Note 11: Credit Arrangements in the Notes. We were in compliance with the covenants in the Amended 364-Day Credit Agreement in fiscal 2012. The Amended 364-Day Credit Agreement contains certain events of default similar to the 2008 Credit Agreement discussed below. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the Amended 364-Day Credit Agreement are due and mature on September 26, 2012, unless the commitments are terminated earlier either at our request or if certain events of default occur. At June 29, 2012, we had no borrowings outstanding under the Amended 364-Day Credit Agreement.

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

The 2008 Credit Agreement contains certain customary covenants, including covenants limiting: certain liens on our assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and certain investments in unrestricted subsidiaries. The 2008 Credit Agreement also requires that we not permit our ratio of consolidated total indebtedness to total capital, each as defined, to be greater than 0.60 to 1.00 and not permit our ratio of consolidated EBITDA to consolidated net interest expense, each as defined, to be less than 3.00 to 1.00 (measured on the last day of each fiscal quarter for the rolling four-quarter period then ending). We were in compliance with the covenants in the 2008 Credit Agreement in fiscal 2012. The 2008 Credit Agreement contains certain events of default, including: failure to make payments; failure to perform or observe terms, covenants and agreements; material inaccuracy of any representation or warranty; payment default under other indebtedness with a principal amount in excess of $75 million, other default under such other indebtedness that permits acceleration of such indebtedness, or acceleration of such other indebtedness; occurrence of one or more final judgments or orders for the payment of money in excess of $75 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $75 million; any bankruptcy or insolvency; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the 2008 Credit Agreement are due and mature on September 10, 2013, unless the commitments are terminated earlier either at our request or if certain events of default occur. At June 29, 2012, we had no borrowings outstanding under the 2008 Credit Agreement, but we had $150.0 million of short-term debt outstanding under our commercial paper program that was supported by our senior unsecured revolving credit facility under the 2008 Credit Agreement.

We anticipate replacing our existing senior unsecured credit facilities under both the 2008 Credit Agreement and the Amended 364-Day Credit Agreement in the first quarter of fiscal 2013 with a single five-year senior unsecured revolving credit facility with a syndicate of lenders providing for the extension of credit to us in an aggregate principal amount at any time outstanding not to exceed $1 billion, and otherwise on substantially similar terms as the 2008 Credit Agreement.

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

Short-Term Debt:    Our short-term debt at June 29, 2012, March 30, 2012, December 30, 2011, September 30, 2011 and July 1, 2011 was $159.4 million, $348.9 million, $544.9 million, $561.0 million and $180.0 million, respectively, and primarily consisted of commercial paper outstanding under our commercial paper program that was supported by our senior unsecured revolving credit facility under the 2008 Credit Agreement. Our short-term debt at July 1, 2011 was primarily due to commercial paper issued to fund a portion of the purchase prices for our acquisitions of Schlumberger GCS and Carefx during the fourth quarter of fiscal 2011. The higher amount of short-term debt at September 30, 2011, December 30, 2011 and March 30, 2012 compared with July 1, 2011 was primarily due to commercial paper issued to fund repurchases under our share repurchase program during the first quarter of fiscal 2012.

Other:    Our universal shelf registration statement, filed with the SEC on June 3, 2009, related to the potential future issuance of an indeterminate amount of securities, including debt securities, preferred stock, common stock, fractional interests in preferred stock represented by depositary shares and warrants to purchase debt securities, preferred stock or common stock, expired in June 2012. We expect to file with the SEC in the first half of fiscal 2013 a new automatically effective, universal shelf registration statement related to the potential future issuance of an indeterminate amount of securities of substantially similar types as covered under our recently expired universal shelf registration statement.

We expect to maintain operating ratios, fixed-charge coverage ratios and balance sheet ratios sufficient for retention of, or improvement to, our current debt ratings. There are no assurances that our debt ratings will not be reduced in the future. If our debt ratings are lowered below “investment grade,” then we may not be able to issue short-term commercial paper, but may instead need to borrow under our credit facilities or pursue other options. In addition, if our debt ratings are lowered below “investment grade,” then we may also be required to provide cash collateral to support outstanding performance bonds. For a discussion of such performance bonds, see the “Commercial Commitments” discussion below. We do not currently foresee losing our investment-grade debt ratings, but no assurances can be given. If our debt ratings were downgraded, it could adversely impact, among other things, our future borrowing costs and access to capital markets and our ability to receive certain types of contract awards.

Contractual Obligations

At June 29, 2012, we had contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases. Payments due under these long-term obligations are as follows:

		Obligations Due by Fiscal Year
	Total	2013	2014 and 2015	2016 and 2017	After 2017
	(Dollars in millions)
Long-term debt	$1,887.8	$4.8	$7.3	$300.0	$1,575.7
Purchase obligations(1),(2),(3)	1,438.7	890.0	266.2	156.5	126.0
Operating lease commitments	199.7	43.3	62.8	42.7	50.9
Interest on long-term debt	1,125.3	105.8	211.6	185.3	622.6

Total contractual cash obligations	$4,651.5	$1,043.9	$547.9	$684.5	$2,375.2

(1)	Amounts do not include pension contributions and payments for various welfare and benefit plans because such amounts had not been determined beyond fiscal 2012.

(2)	The purchase obligations of $1,438.7 million included $276.7 million of purchase obligations related to our Government Communications Systems segment, which were fully funded under contracts with the U.S. Government, and $105.9 million of these purchase obligations related to cost-plus type contracts where our costs were fully reimbursable.

(3)	Amounts do not include unrecognized tax benefits of $48.3 million.

Off-Balance Sheet Arrangements

In accordance with the definition under SEC rules, any of the following qualify as off-balance sheet arrangements:

•	Any obligation under certain guarantee contracts;
•	A retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;
•	Any obligation, including a contingent obligation, under certain derivative instruments; and
•

Any obligation, including a contingent obligation, under a material variable interest held by the registrant in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

Currently we are not participating in transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of June 29, 2012, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our results of operations, financial condition or cash flows. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, financial condition or cash flows.

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

Commercial Commitments

We have entered into commercial commitments in the normal course of business including surety bonds, standby letter of credit agreements and other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers or to obtain insurance policies with our insurance carriers. At June 29, 2012, we had commercial commitments on outstanding surety bonds, standby letters of credit and other arrangements, as follows:

	Total	Expiration of Commitments by Fiscal Year
		2013	2014	2015	After 2015
	(Dollars in millions)
Surety bonds used for:
Bids	$7.1	$7.1	$—	$—	$—
Performance	534.4	533.9	0.1	0.4	—

	541.5	541.0	0.1	0.4	—
Standby letters of credit used for:
Bids	1.6	1.6	—	—	—
Down payments	7.6	7.2	0.4	—	—
Performance	88.0	82.4	4.4	0.1	1.1
Warranty	13.6	11.2	2.1	0.3	—

	110.8	102.4	6.9	0.4	1.1

Total commitments	$652.3	$643.4	$7.0	$0.8	$1.1

The surety bonds and standby letters of credit used for performance are primarily related to Public Safety and Professional Communications. As is customary in bidding for and completing network infrastructure projects for public safety systems, contractors are required to procure surety bonds and/or standby letters of credit for bids, performance, warranty and other purposes (collectively, “Performance Bonds”). Such Performance Bonds normally have maturities of up to three years and are standard in the industry as a way to provide customers a mechanism to seek redress if a contractor does not satisfy performance requirements under a contract. A customer is permitted to draw on a Performance Bond if we do not fulfill all terms of a project contract. In such an event, we would be obligated to reimburse the financial institution that issued the Performance Bond for the amounts paid. It has been rare for our Public Safety and Professional Communications business to have a Performance Bond drawn upon. In addition, pursuant to the terms under which we procure Performance Bonds, if our credit ratings are lowered below “investment grade,” then we may be required to provide collateral to support a portion of the outstanding amount of Performance Bonds. Such a downgrade could increase the cost of the issuance of Performance Bonds and could make it more difficult to procure Performance Bonds, which would adversely impact our ability to compete for contract awards. Such collateral requirements could also result in less liquidity for other operational needs or corporate purposes.

Financial Risk Management

In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.

Foreign Exchange and Currency:    We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at June 29, 2012 would not have had a material impact on the fair value of such instruments or our results of operation or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note 19: Derivative Instruments and Hedging Activities in the Notes for additional information.

Interest Rates:    As of June 29, 2012, we had long-term debt obligations. The fair value of our long-term debt obligations is impacted by changes in interest rates; however, a 10 percent change in interest rates for our long-term debt obligations at June 29, 2012 would not have had a material impact on the fair value of such long-term debt obligations. Additionally, there is no interest rate risk associated with our long-term debt obligations on our results of operations and cash flows, because the interest rates on our long-term debt obligations are fixed, and because our long-term debt is not putable (redeemable at the option of the holders of the debt prior to maturity).

As of June 29, 2012, we also had short-term variable-rate debt outstanding, primarily under our commercial paper program, subject to interest rate risk. We utilize our commercial paper program to satisfy short-term cash requirements, including bridge financing for strategic acquisitions until longer-term financing arrangements are put in place and temporarily funding repurchases under our share repurchase program. The interest rate risk associated with this short-term debt on our results of operations and cash flows is not material.

We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term debt obligations or on our results of operations or cash flows over the next twelve months.

Impact of Foreign Exchange

Approximately 28 percent of our international business was transacted in local currency environments in fiscal 2012 compared with 19 percent in fiscal 2011. The impact of translating the assets and liabilities of these operations to U.S. dollars is included as a component of shareholders’ equity. As of June 29, 2012, the cumulative translation adjustment included in shareholders’ equity was a $5.4 million gain compared with a $50.8 million gain at July 1, 2011. We utilize foreign currency hedging instruments to minimize the currency risk of international transactions. Gains and losses resulting from currency rate fluctuations did not have a material effect on our results in fiscal 2012, 2011 or 2010.

Impact of Inflation

To the extent feasible, we have consistently followed the practice of adjusting our prices to reflect the impact of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services. Inflation and changing prices did not materially adversely impact our gross margin, revenue or operating income in fiscal 2012, 2011 or 2010.

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

As of June 29, 2012, the amount of unbilled costs and accrued earnings on fixed-price development and production contracts classified as “Inventory” in our Consolidated Balance Sheet was $403.1 million compared with $381.0 million as of July 1, 2011. These amounts include gross costs and accrued income, which is netted against billings and progress payments. A significant change in an estimate on one or more programs could have a material effect on our statement of financial position and results of operations. For example, a one percent variance in our estimate of accrued income booked as of June 29, 2012 on all open fixed-price development and production contracts would impact our pre-tax income and our revenue from product sales and services by $20.1 million.

We also recognize revenue from arrangements requiring the delivery or performance of multiple deliverables or elements under a bundled sale. In these arrangements, judgment is required to determine the appropriate accounting, including whether the individual deliverables represent separate units of accounting for revenue recognition purposes. If they do, we recognize the revenue associated with each unit of accounting separately and contract revenue is allocated among the separate units of accounting based on relative selling price. The selling price of a deliverable is based on vendor-specific objective evidence of selling price (“VSOE”), if available, third-party evidence of selling price (“TPE”), if VSOE is not available, or best estimate of selling price if neither VSOE nor TPE is available. The allocation of selling price among the separate units of accounting may impact the timing of revenue recognition, but will not change the total revenue recognized on the arrangement. If the deliverables within a bundled sale are not considered separate units of accounting, they are accounted for as a combined unit of accounting and revenue is generally recognized over the performance period.

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

As of June 29, 2012, our reserve for excess and obsolete inventory was $34.9 million, or 14 percent of our gross inventory balance, which compares with our reserve of $84.8 million, or 20.0 percent of our gross inventory balance, as of July 1, 2011. We recorded $10.8 million, $14.0 million and $12.4 million in inventory write-downs that either reduced our reserve for excess and obsolete inventory or our income from continuing operations before income taxes during fiscal 2012, 2011 and 2010, respectively. Although we make reasonable efforts to ensure the accuracy of our forecasts of future product demand, including the impact of planned future product launches, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Goodwill

Goodwill in our Consolidated Balance Sheet as of June 29, 2012 and July 1, 2011 was $1,695.3 million and $2,381.4 million, respectively. Goodwill is not amortized. We perform annual (or under certain circumstances, more frequent) impairment tests of our goodwill. We test goodwill for impairment using a two-step process. The first step is to identify potential impairment by comparing the fair value of each of our reporting units with its net book value, including goodwill, adjusted for allocations of corporate assets and liabilities as appropriate. If the fair value of a reporting unit exceeds its adjusted net book value, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the adjusted net book value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

We estimate fair values of our reporting units based on projected cash flows, and sales and/or earnings multiples applied to the latest twelve months’ sales and earnings of our reporting units. Projected cash flows are based on our best estimate of future sales, operating costs and balance sheet metrics reflecting our view of the financial and market conditions of the underlying business; and the resulting cash flows are discounted using an appropriate discount rate that reflects the risk in the forecasted cash flows. The sales and earnings multiples applied to the sales and earnings of our reporting units are based on current multiples of sales and earnings for similar businesses, and based on sales and earnings multiples paid for recent acquisitions of similar businesses made in the marketplace. We then assess whether any implied control premium, based on a comparison of fair value based purely on our stock price and outstanding shares with fair value determined by using all of the above-described models, is reasonable. We have not made any material changes during the past three fiscal years in the methodology used in the assessment of whether or not goodwill is impaired.

Fiscal 2010, 2011 and 2012 Impairment Tests

In the fourth quarter of fiscal 2010, 2011 and 2012, we performed our annual impairment tests of our reporting units’ goodwill. We completed these tests with no adjustment required to the goodwill of any of our reporting units. For all of our reporting units, the fair value determination resulted in an amount that exceeded the reporting unit’s adjusted net book value by a substantial margin. See Note 3: Discontinued Operations in the Notes for information regarding impairment of goodwill related to Broadcast Communications and CIS.

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

Our Consolidated Balance Sheet as of June 29, 2012 included current deferred tax assets of $160.5 million, non-current deferred tax assets of $80.3 million and current deferred tax liabilities of $0.8 million. This compares with current deferred tax assets of $171.0 million and non-current deferred tax assets of $5.7 million as of July 1, 2011. The increase in non-current deferred tax assets in fiscal 2012 was primarily due to impairment charges related to property, plant and equipment, goodwill and capitalized software of CIS and Broadcast Communications. See Note 3: Discontinued Operations in the Notes for information regarding impairment of goodwill and other long-lived assets. For all jurisdictions for which we have net deferred tax assets, we expect that our existing levels of pre-tax earnings are sufficient to generate the amount of future taxable income needed to realize these tax assets. Our valuation allowance related to deferred income taxes, which is reflected in our Consolidated Balance Sheet, was $79.7 million as of June 29, 2012 and $88.7 million as of July 1, 2011. Although we make reasonable efforts to ensure the accuracy of our deferred tax assets, if we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, or if the potential impact of tax planning strategies changes, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

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

•

We depend significantly on U.S. Government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited. The termination or failure to fund, or negative audit findings for, one or more of these contracts could have an adverse impact on our business.

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
•

The continued effects of the general downturn in the global economy and the U.S. Government’s budget deficits and national debt and potential sequestration could have an adverse impact on our business, operating results or financial condition.

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

•	We face certain significant risk exposures and potential liabilities that may not be covered adequately by insurance or indemnity.
•	Changes in our effective tax rate may have an adverse effect on our results of operations.
•	We have significant operations in locations that could be materially and adversely impacted in the event of a natural disaster or other significant disruption.
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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 29, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of June 29, 2012.

The Company’s independent registered certified public accounting firm, Ernst & Young LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 57 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Harris Corporation

We have audited the accompanying consolidated balance sheets of Harris Corporation as of June 29, 2012 and July 1, 2011, and the related consolidated statements of income, cash flows, and comprehensive income and equity, for each of the three years in the period ended June 29, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harris Corporation at June 29, 2012 and July 1, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 29, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harris Corporation’s internal control over financial reporting as of June 29, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2012 expressed an unqualified opinion thereon.

/s/        ERNST & YOUNG LLP

Boca Raton, Florida

August 27, 2012

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Harris Corporation

We have audited Harris Corporation’s internal control over financial reporting as of June 29, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Harris Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Harris Corporation maintained, in all material respects, effective internal control over financial reporting as of June 29, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harris Corporation as of June 29, 2012 and July 1, 2011, and the related consolidated statements of income, cash flows, and comprehensive income and equity, for each of the three years in the period ended June 29, 2012 of Harris Corporation and our report dated August 27, 2012 expressed an unqualified opinion thereon.

/s/        ERNST & YOUNG LLP

Boca Raton, Florida

August 27, 2012

CONSOLIDATED STATEMENT OF INCOME

	Fiscal Years Ended
	2012	2011	2010
	(In millions, except per share amounts)
Revenue from product sales and services
Revenue from product sales	$3,364.7	$3,691.5	$3,502.3
Revenue from services	2,086.6	1,726.9	1,222.7

	5,451.3	5,418.4	4,725.0
Cost of product sales and services
Cost of product sales	(1,945.2)	(2,141.2)	(2,082.8)
Cost of services	(1,624.1)	(1,391.3)	(970.1)

	(3,569.3)	(3,532.5)	(3,052.9)
Engineering, selling and administrative expenses	(940.9)	(890.9)	(723.2)
Non-operating income (loss)	11.5	(1.9)	(1.9)
Interest income	2.5	2.8	1.5
Interest expense	(113.2)	(90.4)	(72.1)

Income from continuing operations before income taxes	841.9	905.5	876.4
Income taxes	(286.0)	(306.8)	(295.4)

Income from continuing operations	555.9	598.7	581.0
Discontinued operations, net of income taxes	(528.1)	(11.6)	(19.4)

Net income	27.8	587.1	561.6
Noncontrolling interests, net of income taxes	2.8	0.9	—

Net income attributable to Harris Corporation	$30.6	$588.0	$561.6

Amounts attributable to Harris Corporation common shareholders
Income from continuing operations	$558.7	$599.6	$581.0
Discontinued operations, net of income taxes	(528.1)	(11.6)	(19.4)

Net income	$30.6	$588.0	$561.6

Net income per common share attributable to Harris Corporation common shareholders
Basic net income per common share attributable to Harris Corporation common shareholders
Continuing operations	$4.83	$4.73	$4.46
Discontinued operations	(4.57)	(0.10)	(0.15)

	$0.26	$4.63	$4.31

Diluted net income per common share attributable to Harris Corporation common shareholders
Continuing operations	$4.80	$4.69	$4.42
Discontinued operations	(4.54)	(0.09)	(0.14)

	$0.26	$4.60	$4.28

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

	June 29, 2012	July 1, 2011
	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$356.0	$366.9
Receivables	750.2	836.5
Inventories	617.8	720.8
Income taxes receivable	12.0	57.3
Current deferred income taxes	160.5	171.0
Other current assets	71.2	64.3
Assets of discontinued operations	632.7	—

Total current assets	2,600.4	2,216.8
Non-current Assets
Property, plant and equipment	659.4	872.8
Goodwill	1,695.3	2,381.4
Intangible assets	421.7	502.4
Non-current deferred income taxes	80.3	5.7
Other non-current assets	135.7	193.7

Total non-current assets	2,992.4	3,956.0

	$5,592.8	$6,172.8

Liabilities and Equity
Current Liabilities
Short-term debt	$159.4	$180.0
Accounts payable	381.0	450.8
Compensation and benefits	229.1	266.2
Other accrued items	269.6	295.8
Advance payments and unearned income	221.5	232.8
Income taxes payable	12.0	—
Current deferred income taxes	0.8	—
Current portion of long-term debt	4.8	4.9
Liabilities of discontinued operations	136.2	—

Total current liabilities	1,414.4	1,430.5
Non-current Liabilities
Long-term debt	1,883.0	1,887.2
Long-term contract liability	109.5	120.9
Other long-term liabilities	239.8	222.2

Total non-current liabilities	2,232.3	2,230.3
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 112,147,405 shares at June 29, 2012 and 123,118,804 shares at July 1, 2011	112.1	123.1
Other capital	432.8	471.2
Retained earnings	1,416.6	1,889.0
Accumulated other comprehensive income (loss)	(22.6)	18.7

Total shareholders’ equity	1,938.9	2,502.0
Noncontrolling interests	7.2	10.0

Total equity	1,946.1	2,512.0

	$5,592.8	$6,172.8

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Years Ended
	2012	2011	2010
	(In millions)
Operating Activities
Net income	$27.8	$587.1	$561.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	260.3	212.0	165.7
Share-based compensation	34.7	46.1	35.3
Non-current deferred income taxes	(55.8)	37.1	(6.5)
Impairment of goodwill and other long-lived assets	585.6	—	—
(Increase) decrease in:
Accounts and notes receivable	(15.2)	(42.9)	40.0
Inventories	(25.2)	(64.7)	(13.9)
Increase (decrease) in:
Accounts payable and accrued expenses	(33.8)	90.5	(51.8)
Advance payments and unearned income	23.8	47.6	53.0
Income taxes	51.7	(64.6)	0.8
Other	(1.0)	(15.1)	18.5

Net cash provided by operating activities	852.9	833.1	802.7

Investing Activities
Net cash paid for acquired businesses	(14.1)	(1,082.6)	(52.1)
Cash paid for cost-method investment	(1.0)	(10.0)	—
Additions of property, plant and equipment	(209.9)	(311.3)	(189.9)
Additions of capitalized software	(23.9)	(13.6)	(8.1)

Net cash used in investing activities	(248.9)	(1,417.5)	(250.1)

Financing Activities
Proceeds from borrowings	9.4	852.1	—
Repayments of borrowings	(34.3)	(0.7)	(76.8)
Proceeds from exercises of employee stock options	28.2	24.5	18.9
Repurchases of common stock	(473.5)	(256.1)	(208.0)
Cash dividends	(139.6)	(127.0)	(115.0)

Net cash provided by (used in) financing activities	(609.8)	492.8	(380.9)

Effect of exchange rate changes on cash and cash equivalents	(5.1)	3.3	2.3

Net increase (decrease) in cash and cash equivalents	(10.9)	(88.3)	174.0
Cash and cash equivalents, beginning of year	366.9	455.2	281.2

Cash and cash equivalents, end of year	$356.0	$366.9	$455.2

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME AND EQUITY

	Common Stock	Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance at July 3, 2009	$131.4	$466.3	$1,322.8	$(51.4)	$—	$1,869.1
Net income	—	—	561.6	—	—	561.6
Foreign currency translation	—	—	—	31.8	—	31.8
Net unrealized loss on hedging derivatives, net of income taxes of $0.4	—	—	—	(0.7)	—	(0.7)
Net unrealized gain on securities available-for-sale, net of income taxes of $(0.5)	—	—	—	0.8	—	0.8
Amortization of loss on treasury lock, net of income taxes of $(0.3)	—	—	—	0.5	—	0.5
Net unrecognized pension obligation, net of income taxes of $0.9	—	—	—	(1.4)	—	(1.4)

Comprehensive income						592.6
Shares issued under stock incentive plans	0.9	14.7	—	—	—	15.6
Share-based compensation expense	—	35.3	—	—	—	35.3
Repurchases and retirement of common stock	(4.8)	(55.2)	(148.0)	—	—	(208.0)
Cash dividends ($.88 per share)	—	—	(115.0)	—	—	(115.0)
Other activity related to noncontrolling interest	—	—	—	—	0.5	0.5

Balance at July 2, 2010	127.5	461.1	1,621.4	(20.4)	0.5	2,190.1
Net income (loss)	—	—	588.0	—	(0.9)	587.1
Foreign currency translation	—	—	—	36.5	—	36.5
Net unrealized loss on hedging derivatives, net of income taxes of $0.4	—	—	—	(0.6)	—	(0.6)
Net unrealized gain on securities available-for-sale, net of income taxes of $(0.3)	—	—	—	0.5	—	0.5
Amortization of loss on treasury lock, net of income taxes of $(0.4)	—	—	—	0.6	—	0.6
Net unrecognized pension obligation, net of income taxes of $(1.3)	—	—	—	2.1	—	2.1

Comprehensive income						626.2

Shares issued under stock incentive plans	0.9	21.4	—	—	—	22.3

Share-based compensation expense	—	46.1	—	—	—	46.1

Repurchases and retirement of common stock	(5.3)	(57.4)	(193.4)	—	—	(256.1)
Cash dividends ($1.00 per share)	—	—	(127.0)	—	—	(127.0)
Other activity related to noncontrolling interests	—	—	—	—	10.4	10.4

Balance at July 1, 2011	123.1	471.2	1,889.0	18.7	10.0	2,512.0
Net income (loss)	—	—	30.6	—	(2.8)	27.8
Foreign currency translation	—	—	—	(45.4)	—	(45.4)
Net unrealized gain on hedging derivatives, net of income taxes of $(0.5)	—	—	—	0.8	—	0.8
Net unrealized gain on securities available-for-sale, net of income taxes of $(1.0)	—	—	—	1.6	—	1.6
Amortization of loss on treasury lock, net of income taxes of $(0.3)	—	—	—	0.5	—	0.5
Net unrecognized pension obligation, net of income taxes of $(0.7)	—	—	—	1.2	—	1.2

Comprehensive loss						(13.5)
Shares issued under stock incentive plans	1.3	24.7	—	—	—	26.0
Share-based compensation expense	—	34.7	—	—	—	34.7
Repurchases and retirement of common stock	(12.3)	(97.8)	(363.4)	—	—	(473.5)
Cash dividends ($1.22 per share)	—	—	(139.6)	—	—	(139.6)

Balance at June 29, 2012	$112.1	$432.8	$1,416.6	$(22.6)	$7.2	$1,946.1

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

In the third quarter of fiscal 2012, our Board of Directors approved a plan to exit our cyber integrated solutions operation (“CIS”), which provided remote cloud hosting, and to dispose of the related assets, and we reported CIS as discontinued operations beginning with our financial results presented in our Quarterly Report on Form 10-Q for the third quarter of fiscal 2012. In the fourth quarter of fiscal 2012, our Board of Directors approved a plan to divest Broadcast Communications, which provides digital media management solutions in support of broadcast customers, and we are reporting Broadcast Communications as discontinued operations beginning with our financial results presented in our Annual Report on Form 10-K for fiscal 2012 and in our Consolidated Financial Statements and these Notes. Both CIS and Broadcast Communications were formerly part of our Integrated Network Solutions segment. Our results of operations for fiscal 2012 and our financial position as of the end of fiscal 2012 presented in our Consolidated Financial Statements and these Notes reflect both CIS and Broadcast Communications as discontinued operations. Our results of operations for all periods prior to fiscal 2012 presented in our Consolidated Financial Statements and these Notes have been restated to account for CIS and Broadcast Communications as discontinued operations. For additional information regarding discontinued operations, see Note 3: Discontinued Operations. Except for disclosures related to our financial position as of the end of periods prior to fiscal 2012 or to our cash flows, or unless otherwise specified, disclosures in this Report relate solely to our continuing operations.

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

Fiscal Year — Our fiscal year ends on the Friday nearest June 30. Fiscal 2012, 2011 and 2010 each included 52 weeks.

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

Fair Value of Financial Instruments — The carrying amounts reflected in our Consolidated Balance Sheet for cash and cash equivalents, marketable equity securities available-for-sale, accounts receivable, non-current receivables, notes receivable, accounts payable and short-term and long-term debt approximate their fair values. Fair values for long-term debt are primarily based on quoted market prices for those or similar instruments. A discussion of fair values for our derivative financial instruments is included under the caption “Financial Instruments and Risk Management” in this Note 1: Significant Accounting Policies.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Property, Plant and Equipment — Property, plant and equipment are carried on the basis of cost and include software capitalized for internal use. Depreciation of buildings, machinery and equipment is computed by the straight-line and accelerated methods. The estimated useful lives of buildings, including leasehold improvements, generally range between 2 and 45 years. The estimated useful lives of machinery and equipment generally range between 2 and 10 years. Amortization of internal-use software begins when the software is put into service and is based on the expected useful life of the software. The useful lives over which we amortize internal-use software generally range between 3 and 7 years. See Note 7: Property, Plant and Equipment for additional information regarding property, plant and equipment.

Goodwill — Goodwill is not amortized. We perform annual (or under certain circumstances, more frequent) impairment tests of our goodwill using a two-step process. The first step is to identify potential impairment by comparing the fair value of each of our reporting units with its net book value, including goodwill, adjusted for allocations of corporate assets and liabilities as appropriate. If the fair value of a reporting unit exceeds its adjusted net book value, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the adjusted net book value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. See Note 8: Goodwill, Note 9: Intangible Assets and Note 3: Discontinued Operations for additional information regarding goodwill and intangible assets.

Long-Lived Assets, Including Finite-Lived Intangible Assets — Long-lived assets, including finite-lived intangible assets, are amortized on a straight-line basis over their useful lives. We assess the recoverability of the carrying value of our long-lived assets, including intangible assets with finite useful lives, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. We evaluate the recoverability of such assets based upon the expectations of undiscounted cash flows from such assets. If the sum of the expected future undiscounted cash flows were less than the carrying amount of the asset, a loss would be recognized for the difference between the fair value and the carrying amount. See Note 7: Property, Plant and Equipment and Note 9: Intangible Assets for additional information regarding long-lived assets and intangible assets.

Other Assets and Liabilities — No assets within the “Other current assets” line item in our Consolidated Balance Sheet exceeded 5 percent of our total current assets as of June 29, 2012 or July 1, 2011. No assets within the “Other non-current assets” line item in our Consolidated Balance Sheet exceeded 5 percent of total assets as of June 29, 2012 or July 1, 2011. No accrued liabilities or expenses within the “Other accrued items” or “Other long-term liabilities” line items in our Consolidated Balance Sheet exceeded 5 percent of our total current liabilities or total liabilities, respectively, as of June 29, 2012 or July 1, 2011.

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

Warranties — On development and production contract sales in our Government Communications Systems segment and in our Integrated Network Solutions segment, the value or price of our warranty is generally included in the contract and funded by the customer. A provision for warranties is built into the estimated program costs when determining the profit rate to accrue when applying the cost-to-cost percentage-of-completion revenue recognition method. Warranty costs, as incurred, are charged to the specific program’s cost, and both revenue and cost are recognized at that time. Factors that affect the estimated program cost for warranties include terms of the contract,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

complexity of the delivered product or service, number of installed units, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Products and Services Other Than Development and Production Contracts:    Revenue from product sales other than development and production contracts and revenue from service arrangements are recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is reasonably assured, and delivery of a product has occurred and title has transferred or services have been rendered. Further, if an arrangement other than a development and production contract requires the delivery or performance of multiple deliverables or elements under a bundled sale, we determine whether the individual deliverables represent separate units of accounting for revenue recognition purposes. If they do, we recognize the revenue associated with each unit of accounting separately and contract revenue is allocated among the separate units of accounting based on relative selling price. If the deliverables within a bundled sale are not considered separate units of accounting, they are accounted for as a combined unit of accounting and revenue is generally recognized over the performance period. Unearned income on service contracts is amortized by the straight-line method over the term of the contracts. Also, if contractual obligations related to customer acceptance exist, revenue is not recognized for a product or service unless these obligations are satisfied.

Certain contracts include terms and conditions through which we recognize revenue upon completion of equipment production, which is subsequently stored at our location at the customer’s request. Revenue is recognized on such contracts upon the customer’s assumption of title and risk of ownership and when collectibility is reasonably assured. At the time of revenue recognition, there is a schedule of delivery of the product consistent with the customer’s business practices, the product has been separated from our inventory, and we do not have any remaining performance obligations such that the earnings process is not complete.

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

Retirement Benefits — As of June 29, 2012, we provide retirement benefits to substantially all U.S.-based employees primarily through a defined contribution retirement plan that includes a 401(k) plan and certain non-qualified deferred compensation plans. The defined contribution retirement plan has matching and savings elements. Contributions by us to the retirement plan are based on employees’ savings with no other funding requirements. We may make additional contributions to the retirement plan at our discretion. Retirement benefits also include a defined benefit plan in the United Kingdom that is closed to new participants and an unfunded limited healthcare plan for U.S.-based retirees and employees on long-term disability. We accrue the estimated cost of these medical benefits, which are not material, during an employee’s active service life.

Retirement plan expenses amounted to $47.4 million in fiscal 2012, $55.6 million in fiscal 2011 and $48.7 million in fiscal 2010.

Environmental Expenditures — We capitalize environmental expenditures that increase the life or efficiency of property or that reduce or prevent environmental contamination. We accrue environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable.

We are named as a potentially responsible party at 14 sites where future liabilities could exist. These sites include 2 sites owned by us, 8 sites associated with our former graphics or semiconductor locations and 4 treatment or disposal sites not owned by us that contain hazardous substances allegedly attributable to us from past operations. Based on an assessment of relevant factors, we have estimated that our discounted liability under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and other environmental statutes and regulations for identified sites, using a 5.9 percent discount rate, is approximately $4.9 million. The current portion of this liability is included in the “Other accrued items” line item and the non-current portion is included in the “Other long-term liabilities” line item in our Consolidated Balance Sheet. The estimated aggregate undiscounted amount that will be incurred over the next 10 years is approximately $6.3 million. The estimated payments for the next five years are: fiscal 2013 — $0.7 million; fiscal 2014 — $0.9 million; fiscal 2015 — $1.2 million; fiscal 2016 — $0.7 million; and fiscal 2017 — $0.8 million; and the aggregate amount thereafter is approximately $2.0 million. The relevant factors we considered in estimating our potential liabilities under the Superfund Act and other environmental statutes and regulations include cost-sharing agreements with other parties and potential indemnification from successor and predecessor owners of these sites. We do not believe that any uncertainties regarding these relevant factors will materially affect our potential liability under the Superfund Act and other environmental statutes and regulations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Guarantees and Commercial Commitments — Financial guarantees are contingent commitments issued to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper issuances, bond financings and similar transactions. As of June 29, 2012, there were no such contingent commitments accrued for in our Consolidated Balance Sheet.

We have entered into commercial commitments in the normal course of business including surety bonds, standby letter of credit agreements and other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers and to obtain insurance policies with our insurance carriers. As of June 29, 2012, we had total commercial commitments, including debt and performance guarantees, of $652.3 million.

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

Income From Continuing Operations Per Share — For all periods presented in our Consolidated Financial Statements and these Notes, income from continuing operations per share is computed using the two-class method. The two-class method of computing income from continuing operations per share is an earnings allocation formula that determines income from continuing operations per share for common stock and any participating securities according to dividends paid and participation rights in undistributed earnings. Our restricted stock awards and restricted stock unit awards, as well as our performance share awards and performance share unit awards granted prior to fiscal 2011, meet the definition of participating securities and are included in the computations of income from continuing operations per basic and diluted common share. Our performance share awards and performance share unit awards granted beginning in fiscal 2011 do not meet the definition of participating securities because they do not contain rights to receive nonforfeitable dividends and, therefore, are excluded from the computations of income from continuing operations per basic and diluted common share. Under the two-class method, income from continuing operations per common share is computed by dividing the sum of earnings distributed to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. Income from continuing operations per diluted common share is computed using the more dilutive of the two-class method or the treasury stock method. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period. See Note 15: Income From Continuing Operations Per Share for additional information.

Reclassifications — Certain prior-year amounts have been reclassified in our Consolidated Financial Statements to conform to current-year classifications.

NOTE 2:  ACCOUNTING CHANGES OR RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards

In the third quarter of fiscal 2012, we adopted an accounting standards update that generally aligns the principles for fair value measurements and related disclosure requirements under U.S. GAAP and International Financial Reporting Standards. The amendments in this update include clarifications of the intent of the Financial Accounting Standards Board (“FASB”) about the application of existing fair value measurements and disclosure requirements and changes to particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. Expanded disclosure requirements include disclosures of all transfers between Levels 1 and 2 of the fair value hierarchy, disclosure of the hierarchy classification for items for which fair value is not recorded on the balance sheet but is disclosed in the notes, and various quantitative and qualitative disclosures pertaining to Level 3 measurements. The adoption of this update did not have a material impact on our financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTE 3:  DISCONTINUED OPERATIONS

On February 24, 2012, our Board of Directors approved a plan to exit CIS, which provided remote cloud hosting, and to dispose of the related assets, including the cyber integration center facility in Harrisonburg, Virginia and remote cloud hosting equipment. We concluded that although we believed demand would continue for cyber security and cloud-enabled solutions, our government and commercial customers would continue to prefer hosting mission-critical information on their own premises rather than remotely. We expect to complete the disposition of the assets of CIS during fiscal 2013.

On April 27, 2012, our Board of Directors approved a plan to divest Broadcast Communications. After a thorough review of our business portfolio and evaluation of strategic alternatives for Broadcast Communications, we no longer believed Broadcast Communications was aligned with our long-term strategy. As a result, we have initiated a sales process for Broadcast Communications. We expect to complete the divestiture of Broadcast Communications during fiscal 2013.

CIS and Broadcast Communications were part of our Integrated Network Solutions segment. Our results of operations for fiscal 2012 and our financial position as of the end of fiscal 2012 presented in our Consolidated Financial Statements and these Notes reflect CIS and Broadcast Communications as discontinued operations. Our results of operations for all periods prior to fiscal 2012 presented in our Consolidated Financial Statements and these Notes have been restated to account for CIS and Broadcast Communications as discontinued operations.

During fiscal 2012, in connection with our approved plan to exit CIS, we recorded pre-tax charges of $142.6 million ($90.2 million after-tax or $.78 per diluted share). These charges were comprised of $138.0 million for impairment of goodwill and other long-lived assets; $2.1 million for one-time employee termination costs, including severance and other benefits; and $2.5 million for other associated exit or disposal costs. See Note 23: Fair Value Measurements for additional information regarding such impairment charges.

We tested our goodwill related to Broadcast Communications for impairment as of the end of the third quarter of fiscal 2012 because indications of potential impairment were present at the end of the third quarter of fiscal 2012. Indications of potential impairment resulted from the following circumstances and other factors: (i) an unanticipated revenue decline and operating loss for Broadcast Communications for the third quarter of fiscal 2012 (as a result of weaker demand in North America and longer lead times for international sales), which also resulted in a decrease in the fiscal 2012 outlook for Broadcast Communications and (ii) depressed indicators of value resulting from analyses undertaken in the third quarter of fiscal 2012 in connection with the review of our business portfolio, including the evaluation of strategic alternatives for Broadcast Communications that included a potential divestiture of Broadcast Communications and the principal markets then available.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

To test for potential impairment of goodwill related to Broadcast Communications, we preliminarily estimated the fair value of the reporting unit based on a combination of discounted projected cash flows and principal market-based multiples applied to sales and earnings. The carrying value of the Broadcast Communications reporting unit exceeded its estimated fair value, and accordingly, we preliminarily allocated the fair value to the assets and liabilities of the Broadcast Communications reporting unit to determine the implied fair value of goodwill.

In conjunction with the above-described impairment review, we also conducted a review for impairment of other long-lived assets related to Broadcast Communications, including amortizable intangible assets, fixed assets and capitalized software, and impairment of these assets was considered prior to the conclusion of the goodwill impairment review. The estimated fair value of other long-lived assets related to Broadcast Communications was determined based primarily on an analysis of discounted projected cash flows considering historical and future revenue and operating costs and other relevant factors for amortizable intangible assets and capitalized software; and replacement costs, market indications, asset ages, asset utilization and other relevant asset information for fixed assets.

As a result of these impairment reviews, we concluded that goodwill and other long-lived assets related to Broadcast Communications were impaired as of the end of the third quarter of fiscal 2012, and we recorded an estimated non-cash impairment charge of $424.0 million ($406.5 million after-tax) in the third quarter of fiscal 2012. Due to the length of time necessary to measure the impairment of goodwill and other long-lived assets, our impairment analysis was not complete as of the end of the third quarter of fiscal 2012. In the fourth quarter of fiscal 2012, we completed our impairment analysis and, as a result, recorded a $23.6 million ($10.5 million after-tax) increase to our initial estimated impairment charge. The portion of the total $447.6 million impairment charge related to goodwill was $395.6 million, a minor amount of which was deductible for tax purposes. We do not expect to make any current or future cash expenditures as a result of the impairment. The impairment does not impact covenant compliance under our credit arrangements, and we do not expect the impairment to impact our ongoing financial performance, although no assurance can be given.

Summarized financial information for our discontinued operations related to CIS and Broadcast Communications is as follows:

	2012	2011	2010
	(In millions)
Revenue from product sales and services	$512.7	$506.2	$481.1

Loss before income taxes	$(627.2)	$(24.8)	$(36.1)
Income taxes	99.1	13.2	16.7

Discontinued operations, net of income taxes	$(528.1)	$(11.6)	$(19.4)

Receivables	$103.6
Inventories	128.0
Other current assets	9.4

Total current assets	241.0
Property, plant and equipment	89.0
Goodwill	267.7
Other non-current assets	35.0

Total assets	632.7

Accounts payable	26.9
Accrued and other liabilities	109.3

Total liabilities	136.2

Net assets of discontinued operations	$496.5

NOTE 4:  BUSINESS COMBINATIONS

During fiscal 2011 we made the following significant acquisitions:

•

Acquisition of CapRock.    On July 30, 2010, we acquired privately held CapRock Holdings, Inc. and its subsidiaries, including CapRock Communications, Inc. (collectively, “CapRock”), a global provider of mission-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

critical, managed satellite communications services for the government, energy and maritime industries. CapRock’s solutions include broadband Internet access, voice over Internet Protocol (“VOIP”) telephony, wideband networking and real-time video, delivered to nearly 2,000 customer sites around the world. The acquisition of CapRock increased the breadth of our assured communications® capabilities, while enabling us to enter new vertical markets and increase our international presence. The total net purchase price for CapRock was $517.5 million. We report CapRock as part of Harris CapRock Communications under our Integrated Network Solutions segment.

•

Acquisition of Schlumberger GCS.    On April 4, 2011, we acquired from Schlumberger B.V. and its affiliates (“Schlumberger”) substantially all of the assets of the Schlumberger group’s Global Connectivity Services business (“Schlumberger GCS”), a provider of satellite and terrestrial communications services for the worldwide energy industry. The total net purchase price for Schlumberger GCS was $380.6 million, subject to post-closing adjustments. We report Schlumberger GCS as part of Harris CapRock Communications under our Integrated Network Solutions segment.

•

Acquisition of Carefx.    Also on April 4, 2011, we acquired privately held Carefx Corporation (“Carefx”), a provider of interoperability workflow solutions for government and commercial healthcare providers. Carefx’s solution suite is used by more than 800 hospitals, healthcare systems and health information exchanges across North America, Europe and Asia. The acquisition expanded our presence in government healthcare, provided entry into the commercial healthcare market and is expected to leverage the healthcare interoperability workflow products offered by Carefx and the broader scale of enterprise intelligence solutions and services that we provide. The total net purchase price for Carefx was $153.3 million. We report Carefx as part of Healthcare Solutions under our Integrated Network Solutions segment.

The following tables provide further detail of these acquisitions in fiscal 2011:

	CapRock	Schlumberger GCS	Carefx
	(In millions)
Date of acquisition	7/30/10	4/4/11	4/4/11
Reporting business segment	Integrated Network Solutions	Integrated Network Solutions	Integrated Network Solutions
Cash consideration paid to former owners	$540.2	$384.6	$153.8
Less cash acquired	(22.7)	(4.0)	(0.5)

Total net purchase price paid	$517.5	$380.6	$153.3

Allocation of purchase price:
Accounts and notes receivable	$41.3	$4.8	$5.8
Inventories	38.5	3.9	4.4
Other current assets	4.3	4.2	0.3
Current deferred income taxes	11.8	—	1.5
Property, plant and equipment	58.8	31.6	—
Goodwill	378.4	273.4	118.8
Identifiable intangible assets	131.5	75.5	31.4
Other assets	—	—	0.1

Total assets acquired	664.6	393.4	162.3

Accounts payable and accrued expenses	81.4	6.4	4.7
Advance payments and unearned income	3.3	—	2.8
Non-current deferred income taxes	52.3	6.4	0.6
Other liabilities	10.1	—	0.9

Total liabilities acquired	147.1	12.8	9.0

Net assets acquired	$517.5	$380.6	$153.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	CapRock		Schlumberger GCS		Carefx
	Weighted Average Amortization Period	Total	Weighted Average Amortization Period	Total	Weighted Average Amortization Period	Total
	(In years)	(In millions)	(In years)	(In millions)	(In years)	(In millions)
Identifiable Intangible Assets:
Customer relationships	16.0	$68.0	13.0	$66.9	11.0	$7.1
Contract backlog	5.0	49.0	2.0	7.1	4.5	10.6
Trade names	5.0	14.0	6.0	0.2	3.5	2.9
Developed technology	—	—	6.0	1.3	4.5	10.8
Other	15.0	0.5		—	—	—

Weighted average amortization period and total	10.7	$131.5	11.8	$75.5	5.9	$31.4

The purchase prices for the CapRock, Schlumberger GCS and Carefx acquisitions give effect to post-closing adjustments. The purchase price allocations for all of these acquisitions are final.

Pro Forma Results (Unaudited)

The following summary, prepared on a pro forma basis, presents our unaudited consolidated results of operations for fiscal 2011 and 2010 as if the acquisitions of CapRock and Schlumberger GCS had been completed as of the beginning of fiscal 2010, after including in fiscal 2010 integration and other costs associated with these acquisitions, and after including the impact of adjustments such as amortization of intangible assets and interest expense on related borrowings and, in each case, the related income tax effects. This pro forma presentation does not include any impact of transaction synergies. The pro forma results are not necessarily indicative of our results of operations had we owned CapRock and Schlumberger GCS for the entire periods presented. In the following table, “income from continuing operations” refers to income from continuing operations attributable to Harris Corporation common shareholders.

	2011	2010
	(In millions, except per share amounts)
Revenue from product sales and services — as reported	$5,418.4	$4,725.0
Revenue from product sales and services — pro forma	$5,576.2	$5,269.7
Income from continuing operations — as reported	$599.6	$581.0
Income from continuing operations — pro forma	$607.4	$528.8
Income from continuing operations per diluted common share — as reported	$4.69	$4.42
Income from continuing operations per diluted common share — pro forma	$4.75	$4.03

The goodwill resulting from all the above acquisitions was associated primarily with the acquired businesses’ market presence and leading positions, growth opportunities in the markets in which the acquired businesses operated, experienced work forces and established operating infrastructures. The goodwill related to the Schlumberger GCS acquisition is deductible for tax purposes, the goodwill related to the Carefx acquisition is nondeductible for tax purposes, and most of the goodwill related to the CapRock acquisition is nondeductible for tax purposes.

NOTE 5:  RECEIVABLES

Receivables are summarized below:

	2012	2011
	(In millions)
Accounts receivable	$618.7	$703.4
Unbilled costs on cost-plus contracts	138.5	138.5
Notes receivable due within one year, net	—	6.5

	757.2	848.4
Less allowances for collection losses	(7.0)	(11.9)

	$750.2	$836.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We expect to bill during fiscal 2013 substantially all unbilled costs outstanding on cost-plus contracts at June 29, 2012.

NOTE 6:  INVENTORIES

Inventories are summarized below:

	2012	2011
	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$403.1	$381.0
Finished products	68.0	137.2
Work in process	41.1	60.1
Raw materials and supplies	105.6	142.5

	$617.8	$720.8

Unbilled costs and accrued earnings on fixed-price contracts were net of progress payments of $149.0 million at June 29, 2012 and $85.1 million at July 1, 2011.

NOTE 7:  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below:

	2012	2011
	(In millions)
Land	$13.0	$14.6
Software capitalized for internal use	93.1	121.0
Buildings	414.1	493.4
Machinery and equipment	1,014.2	1,087.4

	1,534.4	1,716.4
Less allowances for depreciation and amortization	(875.0)	(843.6)

	$659.4	$872.8

Depreciation and amortization expense related to property, plant and equipment was $143.0 million, $121.6 million and $96.8 million in fiscal 2012, 2011 and 2010, respectively.

NOTE 8:  GOODWILL

Goodwill and indefinite-lived intangible assets are not amortized. We perform annual (or under certain circumstances, more frequent) impairment tests of our goodwill and indefinite-lived intangible assets. See Note 3: Discontinued Operations for information regarding impairment of goodwill related to Broadcast Communications and CIS recorded in fiscal 2012.

Changes in the carrying amount of goodwill for the fiscal years ended June 29, 2012 and July 1, 2011, by business segment, were as follows:

	RF Communications	Integrated Network Solutions	Government Communications Systems	Total
	(In millions)
Balance at July 2, 2010	$422.6	$861.5	$292.1	$1,576.2
Goodwill acquired during the period	—	786.9	—	786.9
Currency translation adjustments	1.8	15.9	0.8	18.5
Other (including true-ups of previously estimated purchase price allocations)	—	(0.2)	—	(0.2)

Balance at July 1, 2011	424.4	1,664.1	292.9	2,381.4
Goodwill reclassified to discontinued operations	—	(678.4)	—	(678.4)
Currency translation adjustments	(1.6)	(13.5)	(0.1)	(15.2)
Other (including true-ups of previously estimated purchase price allocations)	—	7.5	—	7.5

Balance at June 29, 2012	$422.8	$979.7	$292.8	$1,695.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The goodwill resulting from acquisitions was associated primarily with the acquired businesses’ market presence and leading positions, growth opportunities in the markets in which the acquired businesses operated, experienced work forces and established operating infrastructures. The goodwill related to the Schlumberger GCS acquisition is deductible for tax purposes, the goodwill related to the Carefx acquisition is nondeductible for tax purposes, and most of the goodwill related to the CapRock acquisition is nondeductible for tax purposes.

NOTE 9:  INTANGIBLE ASSETS

We assess the recoverability of the carrying value of our long-lived assets, including intangible assets with finite useful lives, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. See Note 3: Discontinued Operations for information regarding impairment of intangible assets of Broadcast Communications and CIS recorded in fiscal 2012.

Intangible assets are summarized below:

	2012			2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In millions)
Customer relationships	$349.5	$105.2	$244.3	$374.2	$90.0	$284.2
Developed technologies	111.7	35.4	76.3	181.1	86.2	94.9
Contract backlog	118.9	57.4	61.5	142.8	52.9	89.9
Trade names	37.7	10.8	26.9	41.7	9.1	32.6
Other	14.5	1.8	12.7	6.1	5.7	0.4

Total intangible assets	632.3	210.6	421.7	745.9	243.9	502.0
Total not subject to amortization	—	—	—	0.4	—	0.4

Total intangible assets	$632.3	$210.6	$421.7	$746.3	$243.9	$502.4

Amortization expense related to intangible assets was $78.6 million, $61.5 million and $43.1 million in fiscal 2012, 2011 and 2010, respectively.

Future estimated amortization expense for intangible assets is as follows:

Total
(In millions)
Fiscal Years:
2013	$77.2
2014	66.0
2015	63.6
2016	47.2
2017	43.4
Thereafter	124.3

Total	$421.7

NOTE 10:  ACCRUED WARRANTIES

Changes in our warranty liability, which is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in our Consolidated Balance Sheet, during fiscal 2012 and 2011, were as follows:

	2012	2011
	(In millions)
Balance at beginning of the fiscal year	$52.8	$73.1
Balance reclassified to discontinued operations	(9.3)	—
Warranty provision for sales made during the fiscal year	14.0	19.6
Settlements made during the fiscal year	(16.2)	(38.7)
Other adjustments to the warranty liability, including those for acquisitions and foreign currency translation, during the fiscal year	(0.9)	(1.2)

Balance at end of the fiscal year	$40.4	$52.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11:  CREDIT ARRANGEMENTS

364-Day Revolving Credit Agreement:    On September 27, 2011, we entered into the First Amendment to the 364-Day Revolving Credit Agreement (the “First Amendment”) that renews and amends the senior unsecured credit facility we had with a syndicate of lenders under the 364-Day Revolving Credit Agreement, dated as of September 29, 2010 (the “364-Day Credit Agreement”). Pursuant to the 364-Day Credit Agreement, and immediately prior to the First Amendment, we provided notice to the administrative agent of a permanent reduction of the commitments under the 364-Day Credit Agreement from $300 million to $250 million. As amended by the First Amendment, the 364-Day Credit Agreement (the “Amended 364-Day Credit Agreement”) provides for the extension of credit to us in the form of revolving loans at any time and from time to time during the term of the Amended 364-Day Credit Agreement, in an aggregate principal amount at any time outstanding not to exceed $250 million. Borrowings under the Amended 364-Day Credit Agreement will be denominated in U.S. Dollars. The Amended 364-Day Credit Agreement may be used for working capital and other general corporate purposes (excluding hostile acquisitions) and also may be used to support any commercial paper that we may issue.

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

The Amended 364-Day Credit Agreement contains certain customary covenants, including covenants limiting: certain liens on our assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and certain investments in unrestricted subsidiaries. The Amended 364-Day Credit Agreement also requires that we not permit our ratio of consolidated total indebtedness to total capital, each as defined, to be greater than 0.60 to 1.00 and not permit our ratio of consolidated EBITDA to consolidated net interest expense, each as defined, to be less than 3.00 to 1.00 (measured on the last day of each fiscal quarter for the rolling four-quarter period then ending). We were in compliance with the covenants in the Amended 364-Day Credit Agreement in fiscal 2012. The Amended 364-Day Credit Agreement contains certain events of default, including: failure to make payments; failure to perform or observe terms, covenants and agreements; material inaccuracy of any representation or warranty; payment default under other indebtedness with a principal amount in excess of $75 million, other default under such other indebtedness that permits acceleration of such indebtedness, or acceleration of such other indebtedness; occurrence of one or more final judgments or orders for the payment of money in excess of $75 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $75 million; any bankruptcy or insolvency; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the Amended 364-Day Credit Agreement are due and mature on September 26, 2012, unless the commitments are terminated earlier either at our request or if certain events of default occur. At June 29, 2012, we had no borrowings outstanding under the Amended 364-Day Credit Agreement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The 2008 Credit Agreement contains certain customary covenants, including covenants limiting: certain liens on our assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and certain investments in unrestricted subsidiaries. The 2008 Credit Agreement also requires that we not permit our ratio of consolidated total indebtedness to total capital, each as defined, to be greater than 0.60 to 1.00 and not permit our ratio of consolidated EBITDA to consolidated net interest expense, each as defined, to be less than 3.00 to 1.00 (measured on the last day of each fiscal quarter for the rolling four-quarter period then ending). We were in compliance with the covenants in the 2008 Credit Agreement in fiscal 2012. The 2008 Credit Agreement contains certain events of default, including: failure to make payments; failure to perform or observe terms, covenants and agreements; material inaccuracy of any representation or warranty; payment default under other indebtedness with a principal amount in excess of $75 million, other default under such other indebtedness that permits acceleration of such indebtedness, or acceleration of such other indebtedness; occurrence of one or more final judgments or orders for the payment of money in excess of $75 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $75 million; any bankruptcy or insolvency; or a change of control, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock. If an event of default occurs the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All amounts borrowed or outstanding under the 2008 Credit Agreement are due and mature on September 10, 2013, unless the commitments are terminated earlier either at our request or if certain events of default occur. At June 29, 2012, we had no borrowings outstanding under the 2008 Credit Agreement, but we had $150.0 million of short-term debt outstanding under our commercial paper program, that was supported by our senior unsecured revolving credit facility under the 2008 Credit Agreement.

We anticipate replacing our existing senior unsecured credit facilities under both the 2008 Credit Agreement and the Amended 364-Day Credit Agreement in the first quarter of fiscal 2013 with a single five-year senior unsecured revolving credit facility with a syndicate of lenders providing for the extension of credit to us in an aggregate principal amount at any time outstanding not to exceed $1 billion, and otherwise on substantially similar terms as the 2008 Credit Agreement.

Other:    Our universal shelf registration statement, filed with the SEC on June 3, 2009, related to the potential future issuance of an indeterminate amount of securities, including debt securities, preferred stock, common stock, fractional interests in preferred stock represented by depositary shares and warrants to purchase debt securities, preferred stock or common stock, expired in June 2012. We expect to file with the SEC in the first half of fiscal 2013 a new automatically effective, universal shelf registration statement related to the potential future issuance of an indeterminate amount of securities of substantially similar types as covered under our recently expired universal shelf registration statement.

NOTE 12:  SHORT-TERM DEBT

Our short-term debt at June 29, 2012 was $159.4 million. The weighted-average interest rate for our short-term debt was 1.2 percent at June 29, 2012 and 0.3 percent at July 1, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13:  LONG-TERM DEBT

Long-term debt is summarized below:

	2012	2011
	(In millions)
5.0% notes, due October 1, 2015	$300.0	$300.0
5.95% notes, due December 1, 2017	400.0	400.0
6.375% notes, due June 15, 2019	350.0	350.0
4.4% notes, due December 15, 2020	400.0	400.0
7.0% debentures, due January 15, 2026	100.0	100.0
6.35% debentures, due February 1, 2028	25.8	25.8
6.15% notes, due December 15, 2040	300.0	300.0
Other	12.0	16.3

Total debt	1,887.8	1,892.1
Less: current portion of debt	(4.8)	(4.9)

Total long-term debt	$1,883.0	$1,887.2

The potential maturities of long-term debt, including the current portion, for the five years following fiscal 2012 and, in total, thereafter are: $4.8 million in fiscal 2013; $3.7 million in fiscal 2014; $3.6 in fiscal 2015; $300.0 in fiscal 2016; none in fiscal 2017; and $1,575.7 million thereafter. All of our outstanding long-term debt is unsubordinated and unsecured with equal ranking.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTE 14:  STOCK OPTIONS AND OTHER SHARE-BASED COMPENSATION

As of June 29, 2012, we had two shareholder-approved employee stock incentive plans (“SIPs”) under which options or other share-based compensation was outstanding, and we had the following types of share-based awards outstanding under our SIPs: stock options, performance share awards, performance share unit awards, restricted stock awards and restricted stock unit awards. We believe that such awards more closely align the interests of employees with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our SIPs).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Share-Based Compensation Expense

The following table summarizes the amounts and classification of share-based compensation expense:

	2012	2011	2010
	(In millions)
Total expense	$34.7	$46.1	$35.3

Included in:
Cost of product sales and services	$3.2	$4.2	$3.9
Engineering, selling and administrative expenses	31.5	41.9	31.4

Income from continuing operations	34.7	46.1	35.3
Tax effect on share-based compensation expense	(11.8)	(15.4)	(11.7)

Total share-based compensation expense after-tax	$22.9	$30.7	$23.6

Compensation cost related to share-based compensation arrangements that was capitalized as part of inventory or fixed assets in fiscal 2012, 2011 and 2010 was not material.

Shares of common stock remaining available for future issuance under our SIPs totaled 13,476,562 as of June 29, 2012. In fiscal 2012, we issued an aggregate of 1,271,445 shares of common stock under the terms of our SIPs, which is net of shares withheld for tax purposes.

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

A summary of the significant assumptions used in calculating the fair value of stock option grants under our SIPs is as follows:

	2012	2011	2010
Expected dividends	2.2%	2.0%	2.1%
Expected volatility	34.6%	35.6%	38.2%
Risk-free interest rates	0.9%	1.5%	2.4%
Expected term (years)	5.10	4.94	4.71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of stock option activity under our SIPs as of June 29, 2012 and changes during fiscal 2012 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In millions)
Stock options outstanding at July 1, 2011	7,224,089	$39.69
Stock options forfeited or expired	(319,744)	$39.26
Stock options granted	1,835,302	$37.50
Stock options exercised	(1,005,196)	$24.72

Stock options outstanding at June 29, 2012	7,734,451	$41.13	5.58	$27.51

Stock options exercisable at June 29, 2012	4,620,934	$42.86	3.61	$16.17

The weighted-average grant-date fair value was $9.44 per share, $11.75 per share and $10.38 per share for options granted during fiscal 2012, 2011 and 2010, respectively. The total intrinsic value of options exercised during fiscal 2012, 2011 and 2010 was $16.2 million, $16.7 million and $16.4 million, respectively, at the time of exercise.

A summary of the status of our nonvested stock options at June 29, 2012 and changes during fiscal 2012 is as follows:

	Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested stock options at July 1, 2011	2,817,315	$11.46
Stock options granted	1,835,302	$9.44
Stock options vested	(1,539,100)	$11.57

Nonvested stock options at June 29, 2012	3,113,517	$10.21

As of June 29, 2012, there was $31.8 million of total unrecognized compensation cost related to nonvested stock options granted under our SIPs. This cost is expected to be recognized over a weighted-average period of 1.56 years. The total fair value of stock options that vested during fiscal 2012, 2011 and 2010 was approximately $17.8 million, $17.8 million and $16.8 million, respectively.

Restricted Stock and Restricted Stock Unit Awards

The following information relates to awards of restricted stock and restricted stock units that have been granted to employees under our SIPs. The restricted stock and restricted stock units are not transferable until vested and the restrictions lapse upon the achievement of continued employment over a specified time period.

The fair value of each restricted stock grant is based on the closing price of our common stock on the date of grant and is amortized to compensation expense over the vesting period. At June 29, 2012, there were 557,157 shares of restricted stock outstanding.

The fair value of each restricted stock unit, which can be distributed in cash or shares, is equal to the most probable estimate of intrinsic value at the time of distribution and is amortized to compensation expense over the vesting period. At June 29, 2012, we had 435,992 restricted stock units outstanding, all of which were payable in shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the status of our restricted stock and restricted stock units at June 29, 2012 and changes during fiscal 2012 is as follows:

	Shares	Weighted- Average Grant Price Per Share
Restricted stock and restricted stock units outstanding at July 1, 2011	813,847	$42.23
Restricted stock and restricted stock units granted	385,050	$37.67
Restricted stock and restricted stock units vested	(125,257)	$47.67
Restricted stock and restricted stock units forfeited	(80,491)	$41.11

Restricted stock and restricted stock units outstanding at June 29, 2012	993,149	$39.87

As of June 29, 2012, there was $17.6 million of total unrecognized compensation cost related to restricted stock and restricted stock unit awards under our SIPs. This cost is expected to be recognized over a weighted-average period of 1.33 years. The weighted-average grant date price per share of restricted stock and per unit of restricted stock units granted during fiscal 2012, 2011 and 2010 was $37.67, $44.73 and $36.45, respectively. The total fair value of restricted stock and restricted stock units that vested during fiscal 2012, 2011 and 2010 was approximately $6.0 million, $6.7 million and $8.3 million, respectively.

Performance Share and Performance Share Unit Awards

The following information relates to awards of performance shares and performance share units that have been granted to employees under our SIPs. Generally, performance share and performance share unit awards are subject to performance criteria such as meeting predetermined operating income and return on invested capital targets (and total shareholder returns, for such awards granted beginning in fiscal 2011) for a three-year performance period. These awards also generally vest at the expiration of the same three-year period. The final determination of the number of shares to be issued in respect of an award is determined by our Board of Directors or a committee of our Board of Directors.

The fair value of each performance share is based on the closing price of our common stock on the date of grant and is amortized to compensation expense over the vesting period, if achievement of the performance measures is considered probable. At June 29, 2012, there were 579,627 performance shares outstanding.

The fair value of each performance share unit, which can be distributed in cash or shares, is equal to the most probable estimate of intrinsic value at the time of distribution and is amortized to compensation expense over the vesting period, if achievement of the performance measures is considered probable. At June 29, 2012, there were 297,153 performance share units outstanding, all of which were payable in shares.

A summary of the status of our performance shares and performance share units at June 29, 2012 and changes during fiscal 2012 is as follows:

	Shares	Weighted- Average Grant Price Per Share
Performance shares and performance share units outstanding at July 1, 2011	898,297	$40.90
Performance shares and performance share units granted	348,416	$37.56
Performance shares and performance share units vested	(334,271)	$51.47
Performance shares and performance share units forfeited	(35,662)	$35.44

Performance shares and performance share units outstanding at June 29, 2012	876,780	$35.76

As of June 29, 2012, there was $9.7 million of total unrecognized compensation cost related to performance share and performance share unit awards under our SIPs. This cost is expected to be recognized over a weighted-average period of .90 years. The weighted-average grant date price per share of performance shares and per unit of performance share units granted during fiscal 2012, 2011 and 2010 was $37.56, $44.12 and $36.43, respectively. The total fair value of performance shares and performance share units that vested during fiscal 2012, 2011 and 2010 was approximately $17.2 million, $14.0 million and $13.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15:  INCOME FROM CONTINUING OPERATIONS PER SHARE

The computations of income from continuing operations per share are as follows (in this Note 15, “income from continuing operations” refers to income from continuing operations attributable to Harris Corporation common shareholders):

	2012	2011	2010
	(In millions, except per share amounts)
Income from continuing operations	$558.7	$599.6	$581.0
Adjustments for participating securities outstanding	(7.3)	(7.3)	(6.1)

Income from continuing operations used in basic and diluted common share calculations (A)	$551.4	$592.3	$574.9

Basic weighted average common shares outstanding (B)	114.2	125.3	129.0
Impact of dilutive stock options	0.6	1.0	1.0

Diluted weighted average common shares outstanding (C)	114.8	126.3	130.0

Income from continuing operations per basic common share (A)/(B)	$4.83	$4.73	$4.46
Income from continuing operations per diluted common share (A)/(C)	$4.80	$4.69	$4.42

Potential dilutive common shares primarily consist of employee stock options. Employee stock options to purchase approximately 5,151,746, 3,274,962 and 3,300,641 shares of our common stock were outstanding at the end of fiscal 2012, 2011 and 2010, respectively, but were not included as dilutive stock options in the computations of income from continuing operations per diluted common share because the effect would have been antidilutive as the options’ exercise prices exceeded the average market price of our common stock.

NOTE 16:  RESEARCH AND DEVELOPMENT

Company-sponsored research and product development costs are expensed as incurred. These costs were $218.9 million, $239.8 million and $228.1 million in fiscal 2012, 2011 and 2010, respectively, and are included in the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income. Customer-sponsored research and development costs are incurred pursuant to contractual arrangements and are accounted for principally by the cost-to-cost percentage-of-completion method. Customer-sponsored research and development costs incurred under U.S. Government-sponsored contracts require us to provide a product or service meeting certain defined performance or other specifications (such as designs). Customer-sponsored research and development was $694.8 million, $647.3 million and $720.9 million in fiscal 2012, 2011 and 2010, respectively. Customer-sponsored research and development is included in our revenue and cost of product sales and services.

NOTE 17:  INTEREST EXPENSE

Total interest expense was $113.2 million, $90.4 million and $72.1 million in fiscal 2012, 2011 and 2010, respectively. Interest paid was $109.6 million, $90.1 million and $69.8 million in fiscal 2012, 2011 and 2010, respectively.

NOTE 18:  LEASE COMMITMENTS

Total rental expense amounted to $47.9 million, $43.5 million and $39.3 million in fiscal 2012, 2011 and 2010, respectively. Future minimum rental commitments under leases with an initial lease term in excess of one year, primarily for land and buildings, amounted to approximately $199.7 million at June 29, 2012. These commitments for the five years following fiscal 2012 and, in total, thereafter are: fiscal 2013 — $43.3 million; fiscal 2014 — $33.8 million; fiscal 2015 — $29.0 million; fiscal 2016 — $24.7 million; fiscal 2017 — $18.0 million; and $50.9 million thereafter. These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions. We do not consider any of these individual leases material to our operations. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the current lease term, or estimated life, if shorter.

NOTE 19:  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of doing business, we are exposed to global market risks, including the effect of changes in foreign currency exchange rates. We use derivative instruments to manage our exposure to such risks and formally

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions. We recognize all derivatives in our Consolidated Balance Sheet at fair value. We do not hold or issue derivatives for trading purposes.

At June 29, 2012, we had open foreign currency forward contracts with a notional amount of $103.9 million, of which $63.4 million were classified as fair value hedges and $40.5 million were classified as cash flow hedges. This compares with open foreign currency forward contracts with a notional amount of $83.9 million at July 1, 2011, of which $30.2 million were classified as fair value hedges and $53.7 million were classified as cash flow hedges. At June 29, 2012, contract expiration dates ranged from less than 1 month to 21 months with a weighted average contract life of 4 months.

Balance Sheet Hedges

To manage the exposure in our balance sheet to risks from changes in foreign currency exchange rates, we implement fair value hedges. More specifically, we use foreign currency forward contracts and options to hedge certain balance sheet items, including foreign currency denominated accounts receivable and inventory. Changes in the value of the derivatives and the related hedged items are reflected in earnings, in the “Cost of product sales” line item in our Consolidated Statement of Income. As of June 29, 2012, we had outstanding foreign currency forward contracts denominated in the Euro, Canadian Dollar, Singapore Dollar, British Pound and Brazilian Real to hedge certain balance sheet items. The net gains or losses on foreign currency forward contracts designated as fair value hedges were not material in fiscal 2012, 2011 or 2010. In addition, no amounts were recognized in earnings in fiscal 2012, 2011 and 2010 related to hedged firm commitments that no longer qualify as fair value hedges.

Cash Flow Hedges

To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments from suppliers, future committed sales to customers and intercompany transactions. These derivatives are primarily being used to hedge currency exposures from cash flows anticipated in our RF Communications segment related to programs in the United Kingdom and Canada. We also have hedged U.S. dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of June 29, 2012, we had outstanding foreign currency forward contracts denominated in the British Pound and Canadian Dollar to hedge certain forecasted transactions.

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

The amount of gains or losses from cash flow hedges recognized in earnings or recorded in other comprehensive income, including gains or losses related to hedge ineffectiveness, was not material in fiscal 2012, 2011 or 2010. We do not expect the amount of gains or losses recognized in the “Accumulated other comprehensive income (loss)” line item in our Consolidated Balance Sheet as of June 29, 2012 that will be reclassified to earnings from other comprehensive income within the next 12 months to be material.

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

See Note 23: Fair Value Measurements for the amount of the assets and liabilities related to these foreign currency forward contracts in our Consolidated Balance Sheet as of June 29, 2012, and see our Consolidated Statement of Comprehensive Income and Equity for additional information on changes in accumulated other comprehensive income (loss) for the three fiscal years ended June 29, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20:  NON-OPERATING INCOME (LOSS)

The components of non-operating income (loss) were as follows:

	2012	2011	2010
	(In millions)
Net royalty income (expense)	$11.1	$(2.0)	$(1.6)
Impairment of investments	—	(0.7)	(0.3)
Equity investment income	0.4	0.8	—

	$11.5	$(1.9)	$(1.9)

NOTE 21:  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) were as follows:

	2012	2011
	(In millions)
Foreign currency translation	$5.4	$50.8
Net unrealized gain (loss) on hedging derivatives, net of income taxes	0.7	(0.1)
Net unrealized gain on securities available-for-sale, net of income taxes	2.7	1.1
Unamortized loss on treasury lock, net of income taxes	(3.0)	(3.5)
Unrecognized pension obligations, net of income taxes	(28.4)	(29.6)

	$(22.6)	$18.7

NOTE 22:  INCOME TAXES

The provisions for current and deferred income taxes are summarized as follows:

	2012	2011	2010
	(In millions)
Current:
United States	$240.2	$267.4	$294.0
International	6.2	3.4	(0.1)
State and local	27.5	36.5	21.5

	273.9	307.3	315.4

Deferred:
United States	15.9	4.9	(20.1)
International	(2.8)	(0.1)	(2.4)
State and local	(1.0)	(5.3)	2.5

	12.1	(0.5)	(20.0)

	$286.0	$306.8	$295.4

The total income tax provision is summarized as follows:

	2012	2011	2010
	(In millions)
Continuing operations	$286.0	$306.8	$295.4
Discontinued operations	(99.1)	(13.2)	(16.7)

Total income tax provision	$186.9	$293.6	$278.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of deferred income tax assets (liabilities) were as follows:

	2012		2011
	Current	Non-Current	Current	Non-Current
	(In millions)
Inventory valuations	$30.3	$—	$30.1	$—
Accruals	141.0	65.8	142.1	66.0
Depreciation	—	(17.8)	—	(50.6)
Domestic tax loss and credit carryforwards	—	29.1	—	38.3
International tax loss and credit carryforwards	—	40.3	—	39.6
International research and development expense deferrals	—	38.0	—	39.8
Acquired intangibles	—	(75.6)	—	(95.8)
Share-based compensation	—	42.0	—	40.0
Unfunded pension liability	—	15.1	—	15.7
Unrecognized tax benefits	—	7.7	—	9.0
All other — net	(5.6)	9.4	1.7	(10.5)

	165.7	154.0	173.9	91.5
Valuation allowance	(6.0)	(73.7)	(2.9)	(85.8)

	$159.7	$80.3	$171.0	$5.7

A reconciliation of the United States statutory income tax rate to our effective income tax rate follows:

	2012	2011	2010
U.S. statutory income tax rate	35.0%	35.0%	35.0%
State taxes	1.4	1.8	1.3
International income	0.8	0.6	(0.2)
Research and development tax credit	(0.5)	(1.1)	(0.5)
U.S. production activity benefit	(3.0)	(2.5)	(1.4)
Other items	0.3	0.1	(0.5)

Effective income tax rate	34.0%	33.9%	33.7%

We have made no provision for United States income taxes on $343.0 million of undistributed earnings of international subsidiaries because of our intention to reinvest those earnings indefinitely. Determination of unrecognized deferred U.S. tax liability for the undistributed earnings of international subsidiaries is not practicable. Tax loss and credit carryforwards as of June 29, 2012 have expiration dates ranging between one year and no expiration in certain instances. The amount of Federal, international, and state and local tax loss carryforwards as of June 29, 2012 were $40.1 million, $101.6 million and $41.3 million, respectively. Income (loss) from continuing operations before income taxes of international subsidiaries was $15.2 million, $(0.5) million and $3.0 million in fiscal 2012, 2011 and 2010, respectively. Income taxes paid were $205.2 million, $322.4 million and $280.5 million in fiscal 2012, 2011 and 2010, respectively. The valuation allowance decreased $9.0 million from $88.7 million at the end of fiscal 2011 to $79.7 million at the end of fiscal 2012. The valuation allowance has been established for financial reporting purposes to offset certain domestic and foreign deferred tax assets due to uncertainty regarding our ability to realize them in the future.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2012	2011	2010
	(In millions)
Balance at beginning of the fiscal year	$48.4	$33.2	$23.1
Additions based on tax positions taken during the current fiscal year	2.7	3.2	6.1
Additions based on tax positions taken during prior fiscal years	10.4	18.4	7.6
Decreases based on tax positions taken during prior fiscal years	(11.7)	(3.1)	(0.2)
Decreases from settlements	(1.4)	(1.7)	—
Decreases from lapse of statutes of limitations	(0.1)	(1.6)	(3.4)

Balance at end of the fiscal year	$48.3	$48.4	$33.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 29, 2012, we had $48.3 million of unrecognized tax benefits, of which $34.9 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized. As of July 1, 2011, we had $48.4 million of unrecognized tax benefits, of which $34.9 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized.

We recognize accrued interest and penalties related to unrecognized tax benefits as part of our income tax expense. We had accrued $8.2 million for the potential payment of interest and penalties as of June 29, 2012 (and this amount was not included in the $48.3 million of unrecognized tax benefits balance at June 29, 2012 shown above) and $6.6 million of this total could favorably impact future tax rates. We had accrued $7.0 million for the potential payment of interest and penalties as of July 1, 2011 (and this amount was not included in the $48.4 million of unrecognized tax benefits balance at July 1, 2011 shown above) and $5.3 million of this total could favorably impact future tax rates.

We file numerous separate and consolidated income tax returns reporting our financial results and, where appropriate, those of our subsidiaries and affiliates, in the U.S. Federal jurisdiction, and various state, local and foreign jurisdictions. Pursuant to the Compliance Assurance Process, the Internal Revenue Service (“IRS”) is examining fiscal 2010, fiscal 2011, fiscal 2012 and fiscal 2013. We are currently under examination by the Canadian Revenue Agency for fiscal years 2007 through 2010, and we are appealing portions of a Canadian assessment relating to fiscal years 2000 through 2006. We are currently under examination or contesting proposed adjustments by various state and international tax authorities for fiscal years ranging from 1997 through 2010. It is reasonably possible that there could be a significant decrease or increase to our unrecognized tax benefit balance during the course of the next twelve months as these examinations continue, other tax examinations commence or various statutes of limitations expire. An estimate of the range of possible changes cannot be made because of the significant number of jurisdictions in which we do business and the number of open tax periods.

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

The following table represents the fair value hierarchy of our assets and liabilities measured at fair value on a recurring basis (at least annually) as of June 29, 2012:

	Level 1	Level 2	Level 3	Total
	(In millions)
Assets
Marketable equity securities (1)	$8.3	$—	$—	$8.3
Deferred compensation plan investments: (2)
Money market fund	31.0	—	—	31.0
Stock fund	38.6	—	—	38.6
Equity security	18.1	—	—	18.1
Pension plan investments: (3)
Stock funds	37.8	—	—	37.8
Government securities	36.4	—	—	36.4
Foreign currency forward contracts (4)	—	2.1	—	2.1
Liabilities
Deferred compensation plans (5)	87.6	—	—	87.6
Foreign currency forward contracts (6)	—	0.1	—	0.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)	Represents investments classified as securities available-for-sale, which we include in the “Other current assets” line item in our Consolidated Balance Sheet.

(2)	Represents investments held in a Rabbi Trust associated with our non-qualified deferred compensation plans, which we include in the “Other current assets” and “Other non-current assets” line items in our Consolidated Balance Sheet.

(3)	Represents investments related to our defined benefit plan in the United Kingdom, which are presented net with the related benefit obligation.

(4)	Includes derivatives designated as hedging instruments, which we include in the “Other current assets” line item in our Consolidated Balance Sheet. The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities.

(5)	Primarily represents obligations to pay benefits under certain non-qualified deferred compensation plans, which we include in the “Compensation and benefits” and “Other long-term liabilities” line items in our Consolidated Balance Sheet. Under these plans, participants designate investment options (including money market, stock and fixed-income funds), which serve as the basis for measurement of the notional value of their accounts.

(6)	Includes derivatives designated as hedging instruments, which we include in the “Other accrued items” line item in our Consolidated Balance Sheet. The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities.

The following table represents certain nonfinancial assets measured and recorded at fair value on a nonrecurring basis as of June 29, 2012:

	Fair Value at June 29, 2012	Fair Value Measurements Using			Total Gains/ (Losses)
		Level 1	Level 2	Level 3
	(In millions)
Assets of discontinued operations held for sale	$541.0	$—	$—	$541.0	$(585.6)

Goodwill of Broadcast Communications (reported as discontinued operations) was tested for impairment, and based on a fair value of $490.0 million for Broadcast Communications, and in conjunction with testing of other long-lived assets of Broadcast Communications for impairment, a $447.6 million non-cash impairment charge was recorded in discontinued operations in fiscal 2012. See Note 3: Discontinued Operations for additional information.

Assets of discontinued operations held for sale related to CIS with a carrying amount of $187.0 million were written down to their fair value of $51.0 million, less costs to sell of $2.0 million (or $49.0 million), resulting in a non-cash impairment charge of $138.0 million, which was included in discontinued operations in fiscal 2012. See Note 3: Discontinued Operations for additional information.

Other assets and liabilities that were measured and recorded at fair value on a nonrecurring basis were not material during fiscal 2012, 2011 and 2010.

The following table represents the carrying amounts and estimated fair values of our significant financial instruments that were not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	June 29, 2012		July 1, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Financial Liabilities
Long-term debt (including current portion) (1)	$1,887.8	$2,148.1	$1,892.1	$2,068.4

(1)	Fair value was estimated using a market approach based on quoted market prices for our debt traded in the secondary market. If our long-term debt in our balance sheet were measured at fair value, it would be categorized in Level 2 of the fair value hierarchy.

NOTE 24:  BUSINESS SEGMENTS

We structure our operations primarily around the products and services we sell and the markets we serve, and we report the financial results of our operations in the following three reportable operating or business segments — RF Communications, Integrated Network Solutions and Government Communications Systems. Our RF Communications segment is a global supplier of secure tactical radio communications and embedded high-grade encryption solutions for military, government and commercial organizations and also of secure communications systems and equipment for public safety, utility and transportation markets. Our Integrated Network Solutions segment provides mission-critical end-to-end information technology services; managed satellite and terrestrial communications solutions; and standards-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

based healthcare interoperability and image management solutions to support government, energy and healthcare customers. Our Government Communications Systems segment conducts advanced research and produces, integrates and supports highly reliable, net-centric communications and information technology that solve the mission-critical challenges of our civilian, intelligence and defense government customers, primarily the U.S. Government. Each business segment is comprised of multiple program areas and product and service lines that aggregate into such business segment.

In the third quarter of fiscal 2012, our Board of Directors approved a plan to exit CIS, which provided remote cloud hosting, and to dispose of the related assets, and we reported CIS as discontinued operations beginning with our financial results presented in our Quarterly Report on Form 10-Q for the third quarter of fiscal 2012. In the fourth quarter of fiscal 2012, our Board of Directors approved a plan to divest Broadcast Communications, which provides digital media management solutions in support of broadcast customers, and we are reporting Broadcast Communications as discontinued operations beginning with our financial results presented in our Consolidated Financial Statements and these Notes. Both CIS and Broadcast Communications were formerly part of our Integrated Network Solutions segment. Our results of operations for fiscal 2012 and our financial position as of the end of fiscal 2012 presented in our Consolidated Financial Statements and these Notes reflect both CIS and Broadcast Communications as discontinued operations. Our results of operations for all periods prior to fiscal 2012 presented in our Consolidated Financial Statements and these Notes have been restated to account for CIS and Broadcast Communications as discontinued operations. For additional information regarding discontinued operations, see Note 3: Discontinued Operations. Except for disclosures related to our financial position as of the end of periods prior to fiscal 2012 or to our cash flows, or unless otherwise specified, disclosures in our Consolidated Financial Statements and these Notes relate solely to our continuing operations.

The accounting policies of our business segments are the same as those described in Note 1: Significant Accounting Policies. We evaluate each segment’s performance based on its operating income or loss, which we define as profit or loss from operations before income taxes excluding interest income and expense, royalties and related intellectual property expenses, equity income and gains or losses from securities and other investments. Intersegment sales are generally transferred at cost to the buying segment and the sourcing segment recognizes a profit that is eliminated. The “Corporate eliminations” line item in the tables below represents the elimination of intersegment sales and their related profits. The “Unallocated corporate expense” line item in the tables below represents the portion of corporate expenses not allocated to our business segments.

Our products and systems are produced principally in the United States with international revenue derived primarily from exports. No revenue earned from any individual foreign country exceeded 3 percent of our total revenue during fiscal 2012, 2011 or 2010.

Sales made to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors, by all segments as a percentage of total revenue were 70 percent, 78 percent and 82 percent in fiscal 2012, 2011 and 2010, respectively. Revenue from services in fiscal 2012 was approximately 18 percent, 87 percent and 19 percent of total revenue in our RF Communications, Integrated Network Solutions and Government Communications Systems segments, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Selected information by business segment and geographical area is summarized below:

	2012	2011	2010
	(In millions)
Total Assets
RF Communications	$1,344.8	$1,493.5	$1,468.5
Integrated Network Solutions	1,854.3	3,002.7	1,672.9
Government Communications Systems	1,001.4	976.9	919.8
Corporate	759.6	699.7	682.4
Discontinued operations	632.7	—	—

	$5,592.8	$6,172.8	$4,743.6

Capital Expenditures
RF Communications	$41.2	$77.7	$52.4
Integrated Network Solutions	72.8	47.4	62.6
Government Communications Systems	44.8	45.6	45.9
Corporate	11.4	25.2	13.7
Discontinued operations	39.7	115.4	15.3

	$209.9	$311.3	$189.9

Depreciation and Amortization
RF Communications	$71.8	$66.1	$68.5
Integrated Network Solutions	96.6	65.5	22.2
Government Communications Systems	44.2	43.6	43.7
Corporate	12.6	11.6	8.3
Discontinued operations	35.1	25.2	23.0

	$260.3	$212.0	$165.7

Geographical Information for Continuing Operations
U.S. operations:
Revenue	$5,077.0	$5,229.2	$4,622.6
Long-lived assets	$580.5	$770.1	$575.2
International operations:
Revenue	$374.3	$189.2	$102.4
Long-lived assets	$78.9	$102.7	$34.5

Corporate assets consisted primarily of cash, deferred compensation plan investments, buildings and equipment. Depreciation and amortization included intangible assets, capitalized software and debt issuance costs amortization of $82.2 million, $65.2 million and $45.9 million in fiscal 2012, 2011 and 2010, respectively.

Export revenue was $955.8 million, $814.2 million and $351.7 million in fiscal 2012, 2011 and 2010, respectively. Fiscal 2012 export revenue and revenue from international operations was principally from Europe, the Middle East, Africa, Asia, Canada and Australia. Fiscal 2012 long-lived assets from international operations were principally in the United Kingdom, which had $37.7 million of long-lived assets as of June 29, 2012.

Segment revenue, segment operating income and a reconciliation of segment operating income to total income from continuing operations before income taxes follow:

Revenue

	2012	2011	2010
	(In millions)
RF Communications	$2,144.1	$2,289.2	$2,067.2
Integrated Network Solutions	1,571.2	1,445.3	999.5
Government Communications Systems	1,833.8	1,776.5	1,747.3
Corporate eliminations	(97.8)	(92.6)	(89.0)

	$5,451.3	$5,418.4	$4,725.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income From Continuing Operations Before Income Taxes

	2012	2011	2010
	(In millions)
Segment Operating Income:
RF Communications	$703.7	$787.0	$707.4
Integrated Network Solutions	69.9	90.7	119.9
Government Communications Systems	256.2	227.0	227.4
Unallocated corporate expense	(81.8)	(87.8)	(90.4)
Corporate eliminations	(6.9)	(21.9)	(15.4)
Non-operating income (loss) (1)	11.5	(1.9)	(1.9)
Net interest expense	(110.7)	(87.6)	(70.6)

	$841.9	$905.5	$876.4

(1)	“Non-operating income (loss)” includes equity investment income (loss), royalties and related intellectual property expenses, gains and losses on sales of investments and securities available-for-sale, and impairments of investments and securities available-for-sale. Additional information regarding non-operating income (loss) is set forth in Note 20: Non-Operating Income (Loss).

NOTE 25:  LEGAL PROCEEDINGS AND CONTINGENCIES

From time to time, as a normal incident of the nature and kind of businesses in which we are, or were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; the sale or use of former products containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs are expensed when incurred. While it is not feasible to predict the outcome of these matters with certainty, and some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us, based upon available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at June 29, 2012 are reserved for, covered by insurance or would not have a material adverse effect on our financial position, results of operations or cash flows.

Our tax filings are subject to audit by taxing authorities in jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or ultimately through established legal proceedings. We believe we have adequately accrued for any ultimate amounts that are likely to result from these audits; however, final assessments, if any, could be different from the amounts recorded in our Consolidated Financial Statements. Additional information regarding audits and examinations by taxing authorities of our tax filings is set forth in Note 22: Income Taxes.

SUPPLEMENTARY FINANCIAL INFORMATION

QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data is summarized below.

	Quarter Ended				Total Year
	9-30-11	12-30-11	3-30-12	6-29-12
	(In millions, except per share amounts)
Fiscal 2012
Revenue	$1,336.1	$1,310.2	$1,368.8	$1,436.2	$5,451.3
Gross profit	442.2	454.2	489.0	496.6	1,882.0
Income from continuing operations before income taxes	192.3	205.9	227.6	216.1	841.9
Income from continuing operations (1)	131.1	135.6	155.3	136.7	558.7
Discontinued operations, net of income taxes	(9.5)	(2.5)	(508.5)	(7.6)	(528.1)
Net income (2)	121.6	133.1	(353.2)	129.1	30.6
Per share data:
Basic
Income from continuing operations (1)	1.09	1.19	1.38	1.20	4.83
Discontinued operations	(0.08)	(0.02)	(4.48)	(0.06)	(4.57)
Net income (2)	1.01	1.17	(3.10)	1.14	0.26
Diluted
Income from continuing operations (1)	1.09	1.18	1.38	1.20	4.80
Discontinued operations	(0.08)	(0.02)	(4.51)	(0.07)	(4.54)
Net income (2)	1.01	1.16	(3.13)	1.13	0.26
Cash dividends	0.28	0.28	0.33	0.33	1.22
Stock prices — High	45.46	39.92	45.42	45.79
Low	34.13	32.68	35.98	38.33

	Quarter Ended				Total Year
	10-1-10	12-31-10	4-1-11	7-1-11
	(In millions, except per share amounts)
Fiscal 2011
Revenue	$1,293.7	$1,312.0	$1,291.7	$1,521.0	$5,418.4
Gross profit	476.0	444.5	457.9	507.5	1,885.9
Income from continuing operations before income taxes	264.6	227.7	208.8	204.4	905.5
Income from continuing operations (1)	171.7	154.3	140.0	133.6	599.6
Discontinued operations, net of income taxes	(7.8)	(3.2)	(0.5)	(0.1)	(11.6)
Net income (2)	163.9	151.1	139.5	133.5	588.0
Per share data:
Basic
Income from continuing operations (1)	1.34	1.21	1.11	1.07	4.73
Discontinued operations	(0.06)	(0.02)	(0.01)	—	(0.10)
Net income (2)	1.28	1.19	1.10	1.07	4.63
Diluted
Income from continuing operations (1)	1.33	1.20	1.10	1.06	4.69
Discontinued operations	(0.06)	(0.02)	(0.01)	—	(0.09)
Net income (2)	1.27	1.18	1.09	1.06	4.60
Cash dividends	0.25	0.25	0.25	0.25	1.00
Stock prices — High	48.95	47.42	51.27	53.39
Low	41.13	43.02	43.14	43.75

(1)	For this line item, “income from continuing operations” refers to income from continuing operations attributable to Harris Corporation common shareholders.

(2)	For this line item, “net income” refers to net income attributable to Harris Corporation common shareholders.

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS	AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures:    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of fiscal 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of fiscal 2012 our disclosure controls and procedures were effective.

(b) Changes in internal control:    We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties, and adding additional monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Evaluation of Internal Control over Financial Reporting:    Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of the end of fiscal 2012 and concluded that our internal control over financial reporting was effective as of the end of fiscal 2012. “Management’s Report on Internal Control Over Financial Reporting” is included within “Item 8. Financial Statements and Supplementary Data” of this Report. The effectiveness of our internal control over financial reporting was audited by Ernst & Young LLP, our independent registered public accounting firm. Their unqualified report is included within “Item 8. Financial Statements and Supplementary Data” of this Report.

ITEM 9B. OTHER	INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a) Identification of Directors:    The information required by this Item, with respect to our directors, is incorporated herein by reference to the discussion under the headings Proposal 1: Election of Directors in our Proxy Statement for our 2012 Annual Meeting of Shareholders scheduled to be held on October 26, 2012 (our “2012 Proxy Statement”), which is expected to be filed within 120 days after the end of our 2012 fiscal year.

(b) Identification of Executive Officers:    Certain information regarding our executive officers is included in Part I of this Report under the heading “Executive Officers of the Registrant” in accordance with General Instruction G(3) of Form 10-K.

(c) Audit Committee Information; Financial Expert:    The information required by this Item with respect to the Audit Committee of our Board of Directors and Audit Committee financial experts is incorporated herein by reference to the discussion under the headings Board Committees and Committee Charters, Audit Committee and Committee Membership in our 2012 Proxy Statement, which is expected to be filed within 120 days after the end of our 2012 fiscal year.

(d) Section 16(a) Beneficial Ownership Reporting Compliance:    The information relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the discussion under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our 2012 Proxy Statement, which is expected to be filed within 120 days after the end of our 2012 fiscal year.

(e) Code of Ethics:    All our directors and employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other senior accounting and financial officers, are required to abide by our Standards of Business Conduct. Our Standards of Business Conduct are posted on our website at http://harris.com/about/business-conduct.aspx and are also available free of charge by written request to our Director of Business Conduct, Harris Corporation, 1025 West NASA Boulevard, Melbourne, Florida 32919. We intend to disclose any amendment to, or waiver from, our Standards of Business Conduct granted in favor of any of our directors or officers on the Business Conduct section of our website at http://harris.com/about/business-conduct.aspx within four business days following such amendment or waiver. The information required by this Item with respect to codes of ethics is incorporated herein by reference to the discussion under the heading Standards of Business Conduct in our 2012 Proxy Statement, which is expected to be filed within 120 days after the end of our 2012 fiscal year.

(f) Policy for Nominees:    The information required under Item 407(c)(3) of Regulation S-K is incorporated herein by reference to the discussion concerning procedures by which shareholders may recommend nominees to our Board of Directors contained under the heading Director Nomination Process and Criteria, and Board Diversity in our 2012 Proxy Statement, which is expected to be filed within 120 days after the end of our 2012 fiscal year. No material changes to those procedures have occurred since the disclosure regarding those procedures in our Proxy Statement for our 2011 Annual Meeting of Shareholders. Additional information concerning requirements and procedures for shareholders directly nominating directors is contained under the heading Shareholder Proposals for the 2013 Annual Meeting of Shareholders in our 2012 Proxy Statement, which is expected to be filed within 120 days after the end of our 2012 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item, with respect to compensation of our directors and executive officers, is incorporated herein by reference to the discussion under the headings Director Compensation and Benefits, Executive Compensation and Management Development and Compensation Committee Report in our 2012 Proxy Statement, which is expected to be filed within 120 days after the end of our 2012 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of June 29, 2012 about our common stock that may be issued, whether upon the exercise of options, warrants and rights or otherwise, under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(2)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)	8,467,596	$41.13	13,476,562
Equity compensation plans not approved by shareholders	-0-	N/A	-0-

Total	8,467,596	$41.13	13,476,562

(1)	Consists of the Harris Corporation 2000 Stock Incentive Plan and the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010) (the “2005 Equity Incentive Plan”). No additional awards may be granted under the Harris Corporation 2000 Stock Incentive Plan.
(2)	Under the 2005 Equity Incentive Plan, in addition to options, we have granted share-based compensation awards in the form of performance shares, restricted stock, performance share units, restricted stock units, or other similar types of share awards. As of June 29, 2012, there were 1,869,929 such awards outstanding under that plan. The outstanding awards consisted of (i) 1,136,784 performance share awards and restricted stock awards, for which all 1,136,784 shares were issued and outstanding; and (ii) 733,145 performance share unit awards and restricted stock unit awards, for which all 733,145 were payable in shares but for which no shares were yet issued and outstanding. The 8,467,596 shares to be issued upon exercise of outstanding options, warrants and rights as listed in column (a) consisted of shares to be issued in respect of the exercise of 7,734,451 outstanding options and in respect of the 733,145 performance share unit awards and restricted stock units awards payable in shares. Because there is no exercise price associated with performance share awards or restricted stock awards or with performance share units awards or restricted stock unit awards, all of which are granted to employees at no cost, such awards are not included in the weighted average exercise price calculation in column (b).

See Note 14: Stock Options and Other Share-Based Compensation in the Notes for a general description of our stock and equity incentive plans.

The other information required by this Item, with respect to security ownership of certain of our beneficial owners and management, is incorporated herein by reference to the discussion under the headings Our Largest Shareholders and Shares Held By Our Directors and Executive Officers in our 2012 Proxy Statement, which is expected to be filed within 120 days after the end of our 2012 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference to the discussion under the headings Director Independence and Related Person Transaction Policy in our 2012 Proxy Statement, which is expected to be filed within 120 days after the end of our 2012 fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING	FEES AND SERVICES.

The information required by this Item is incorporated herein by reference to the discussion under the heading Proposal 4: Ratification of the Appointment of Independent Registered Public Accounting Firm in our 2012 Proxy Statement, which is expected to be filed within 120 days after the end of our 2012 fiscal year.

PART IV

ITEM 15. EXHIBITS	AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this Report:

Page
(1) List of Financial Statements Filed as Part of this Report
The following financial statements and reports of Harris Corporation and its consolidated subsidiaries are included in Item 8. of this Report at the page numbers referenced below:
Management’s Report on Internal Control Over Financial Reporting	55
Report of Independent Registered Certified Public Accounting Firm on the Consolidated Financial Statements	56
Report of Independent Registered Certified Public Accounting Firm on the Effectiveness of Internal Control Over Financial Reporting	57
Consolidated Statement of Income — Fiscal Years ended June 29, 2012; July 1, 2011; and July 2, 2010	58
Consolidated Balance Sheet — June 29, 2012 and July 1, 2011	59
Consolidated Statement of Cash Flows — Fiscal Years ended June 29, 2012; July 1, 2011; and July 2, 2010	60
Consolidated Statement of Comprehensive Income and Equity — Fiscal Years ended June 29, 2012; July 1, 2011; and July 2, 2010	61
Notes to Consolidated Financial Statements	62
(2) Financial Statement Schedules:
Schedule II — Valuation and Qualifying Accounts — Fiscal Years ended June 29, 2012; July 1, 2011; and July 2, 2010	102

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

(10)  Material Contracts:

*(10)(a)(i) Form of Director and Executive Officer Indemnification Agreement, incorporated herein by reference to Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 1998. (Commission File Number 1-3863)

(ii)  Form of Director and Executive Officer Indemnification Agreement, effective as of, and for use after, August 28, 2010, incorporated herein by reference to Exhibit (10)(p) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)

*(10)(b)(i) Form of Executive Change in Control Severance Agreement, incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009. (Commission File Number 1-3863)

(ii)  Form of Executive Change in Control Severance Agreement, effective as of, and for use after, April 22, 2010, incorporated herein by reference to Exhibit (10)(o) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)

*(10)(c) Harris Corporation Annual Incentive Plan (Effective as of July 3, 2010), incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2010. (Commission File Number 1-3863)

*(10)(d)(i) Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 4(b) to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-49006, filed with the SEC on October 31, 2000.

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

*(10)(f)(i) Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2010. (Commission File Number 1-3863)

(ii)  Form of Stock Option Award Agreement Terms and Conditions (as of July 3, 2010) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit (10)(c) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)

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

(vii)  Form of Stock Option Award Agreement Terms and Conditions (as of August 26, 2011) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2011. (Commission File Number 1-3863)

(viii)  Form of Performance Share Unit Award Agreement Terms and Conditions (as of August 26, 2011) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2011. (Commission File Number 1-3863)

(ix)  Form of Restricted Stock Unit Award Agreement Terms and Conditions (as of August 26, 2011) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2011. (Commission File Number 1-3863)

*(10)(g)(i) Harris Corporation Retirement Plan (Amended and Restated Effective January 1, 2011), incorporated herein by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010. (Commission File Number 1-3863)

(ii)  Amendment Number One to the Harris Corporation Retirement Plan (Amended and Restated Effective January 1, 2011) dated June 28, 2011 and effective as of July 2, 2011, incorporated herein by reference to Exhibit (10)(x)(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2011. (Commission File Number 1-3863)

(iii)  Amendment Number Two to the Harris Corporation Retirement Plan (Amended and Restated Effective January 1, 2011) dated August 30, 2011 and effective as of September 1, 2011, incorporated herein by reference to Exhibit (10)(d) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011. (Commission File Number 1-3863)

*(10)(h)(i) Harris Corporation Supplemental Executive Retirement Plan (amended and restated effective March 1, 2003), incorporated herein by reference to Exhibit 10(b)(i) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2003. (Commission File Number 1-3863)

(ii)  Amendment No. 1 to Harris Corporation Supplemental Executive Retirement Plan, dated April 25, 2003, incorporated herein by reference to Exhibit (10)(b)(ii) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2003. (Commission File Number 1-3863)

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

*(10)(i) Harris Corporation 2005 Supplemental Executive Retirement Plan (As Amended and Restated Effective November 28, 2011), incorporated herein by reference to Exhibit (10)(d) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2011. (Commission File Number 1-3863)

*(10)(j)(i) Harris Corporation 1997 Directors’ Deferred Compensation and Annual Stock Unit Award Plan (Amended and Restated Effective January 1, 2006), incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2005. (Commission File Number 1-3863)

(ii)  Amendment Number One to the Harris Corporation 1997 Directors’ Deferred Compensation and Annual Stock Unit Award Plan (Amended and Restated Effective January 1, 2006), effective January 1, 2009, incorporated herein by reference to Exhibit (10)(g) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009. (Commission File Number 1-3863)

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

*(10)(k)(i) Harris Corporation 2005 Directors’ Deferred Compensation Plan (as Amended and Restated Effective January 1, 2009), incorporated herein by reference to Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009. (Commission File Number 1-3863)

(ii)  Amendment Number One to the Harris Corporation 2005 Directors’ Deferred Compensation Plan (As Amended and Restated Effective January 1, 2009), dated October 27, 2010 and effective as of August 28, 2010, incorporated herein by reference to Exhibit (10)(m) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)

*(10)(l)(i) Amended and Restated Master Trust Agreement and Declaration of Trust, made as of December 2, 2003, by and between Harris Corporation and The Northern Trust Company, incorporated herein by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2004. (Commission File Number 1-3863)

(ii)  Amendment to the Harris Corporation Master Trust, dated May 21, 2009, incorporated herein by reference to Exhibit (10)(m)(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2009. (Commission File Number 1-3863)

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

(10)(n) Revolving Credit Agreement, dated as of September 10, 2008, among the Company and the other parties thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2008. (Commission File Number 1-3863)

(10)(o)(i) 364-Day Revolving Credit Agreement, dated as of September 29, 2010, by and among the Company and the other parties thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2010. (Commission File Number 1-3863)

(ii)  First Amendment to 364-Day Revolving Credit Agreement, dated as of September 27, 2011, by and among the Company and the other parties thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2011. (Commission File Number 1-3863)

(10)(p) Commercial Paper Issuing and Paying Agent Agreement, dated as of March 30, 2005, between Citibank, N.A. and Harris Corporation, incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2005. (Commission File Number 1-3863)

(10)(q) Commercial Paper Dealer Agreement, dated as of June 12, 2007, between Citigroup Global Markets Inc. and Harris Corporation, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2007. (Commission File Number 1-3863)

(10)(r) Commercial Paper Dealer Agreement, dated June 13, 2007, between Banc of America Securities LLC and Harris Corporation, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2007. (Commission File Number 1-3863)

(10)(s) Commercial Paper Dealer Agreement, dated as of June 14, 2007, between SunTrust Capital Markets, Inc. and Harris Corporation, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2007. (Commission File Number 1-3863)

*(10)(t)(i) Letter Agreement, dated as of December 19, 2008 and effective January 1, 2009, by and between Harris Corporation and Howard L. Lance, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 24, 2008. (Commission File Number 1-3863)

(ii)  Supplemental Pension Plan for Howard L. Lance (Amended and Restated Effective January 1, 2009), dated as of December 19, 2008, by and between Harris Corporation and Howard L. Lance, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 24, 2008. (Commission File Number 1-3863)

(iii)  Letter Agreement, dated October 8, 2011, by and between Harris Corporation and Howard L. Lance, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2011. (Commission File Number 1-3863)

*(10)(u)(i) Offer Letter, dated July 5, 2005, by and between Harris Corporation and Jeffrey S. Shuman, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2005. (Commission File Number 1-3863)

(ii)  Addendum, dated December 12, 2008, to the Offer Letter, dated July 5, 2005, by and between Harris Corporation and Jeffrey S. Shuman, incorporated herein by reference to Exhibit 10(l) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009. (Commission File Number 1-3863)

*(10)(v) Employment Agreement, dated October 8, 2011 and effective November 1, 2011, by and between Harris Corporation and William M. Brown, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2011. Commission File Number 1-3863)

*(10)(w) Summary of Annual Compensation of Outside Directors effective January 1, 2012, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2011. (Commission File Number 1-3863)

(12)  Statement regarding computation of ratio of earnings to fixed charges.

(21)  Subsidiaries of the Registrant.

(23)  Consent of Ernst & Young LLP, Independent Registered Certified Public Accounting Firm.

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

HARRIS CORPORATION
(Registrant)

Date: August 27, 2012	By:	/S/ WILLIAM M. BROWN
William M. Brown
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ WILLIAM M. BROWN William M. Brown	President and Chief Executive Officer (Principal Executive Officer), and Director	August 27, 2012

	/s/ GARY L. MCARTHUR Gary L. McArthur	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 27, 2012

	/s/ LEWIS A. SCHWARTZ Lewis A. Schwartz	Vice President, Principal Accounting Officer (Principal Accounting Officer)	August 27, 2012

	/s/ THOMAS A. DATTILO* Thomas A. Dattilo	Chairman of the Board and Director	August 27, 2012

	– – – Peter W. Chiarelli	Director	August 27, 2012

	/s/ TERRY D. GROWCOCK* Terry D. Growcock	Director	August 27, 2012

	/s/ LEWIS HAY III* Lewis Hay III	Director	August 27, 2012

	/s/ KAREN KATEN* Karen Katen	Director	August 27, 2012

	/s/ STEPHEN P. KAUFMAN* Stephen P. Kaufman	Director	August 27, 2012

	/s/ LESLIE F. KENNE* Leslie F. Kenne	Director	August 27, 2012

	/s/ DAVID B. RICKARD* David B. Rickard	Director	August 27, 2012

	/s/ JAMES C. STOFFEL* James C. Stoffel	Director	August 27, 2012

	/s/ GREGORY T. SWIENTON* Gregory T. Swienton	Director	August 27, 2012

	/s/ HANSEL E. TOOKES II* Hansel E. Tookes II	Director	August 27, 2012

*By:	/s/ SCOTT T. MIKUEN
Scott T. Mikuen
Attorney-in-Fact
pursuant to a power of attorney

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

HARRIS CORPORATION AND SUBSIDIARIES

(In thousands)

Col. A	Col. B	Col. C			Col. D		Col. E
Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe		Deductions — Describe		Balance at End of Period
Year ended June 29, 2012
Amounts Deducted From
Respective Asset Accounts:
					$155	(A)
					1,071	(B)
					7,155	(E)

Allowances for collection losses	$11,928	3,295	$170	(C)	$8,381		$7,012

Allowances for deferred tax assets	$88,732	$(10,166)	$1,417	(D)	$244	(A)	$79,739

Year ended July 1, 2011
Amounts Deducted From
Respective Asset Accounts:
					$(277)	(A)
					4,142	(B)

Allowances for collection losses	$10,036	$3,387	$2,370	(C)	$3,865		$11,928

			$386	(C)
			(4,401)	(D)

Allowances for deferred tax assets	$80,321	$12,098	$(4,015)		$(328)	(A)	$88,732

Year ended July 2, 2010
Amounts Deducted From
Respective Asset Accounts:
					$31	(A)
					1,102	(B)

Allowances for collection losses	$13,261	$(2,261)	$169	(C)	$1,133		$10,036

			$2,937	(C)
			(1,116)	(D)

Allowances for deferred tax assets	$72,464	$6,303	$1,821		$267	(A)	$80,321

Note A — Foreign currency translation gains and losses.

Note B — Uncollectible accounts charged off, less recoveries on accounts previously charged off.

Note C — Acquisitions.

Note D — Uncertain income tax positions.

Note E — Amount reclassified to discontinued operations.