Form 10-Q
period 2012-09-28
HARRIS CORP /DE/
filed 2012-10-31
CIK 202058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2012

or

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

The number of shares outstanding of the registrant’s common stock as of October 26, 2012 was 113,560,622 shares.

HARRIS CORPORATION

FORM 10-Q

For the Quarter Ended September 28, 2012

This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Quarter Ended
	September 28, 2012	September 30, 2011
	(In millions, except per share amounts)
Revenue from product sales and services	$1,261.5	$1,336.1
Cost of product sales and services	(848.3)	(893.9)
Engineering, selling and administrative expenses	(198.2)	(223.4)
Non-operating income	—	0.7
Interest income	0.5	0.9
Interest expense	(27.9)	(28.1)

Income from continuing operations before income taxes	187.6	192.3
Income taxes	(59.3)	(61.7)

Income from continuing operations	128.3	130.6
Discontinued operations, net of income taxes	(214.3)	(9.5)

Net income (loss)	(86.0)	121.1
Noncontrolling interests, net of income taxes	0.2	0.5

Net income (loss) attributable to Harris Corporation	$(85.8)	$121.6

Amounts attributable to Harris Corporation common shareholders
Income from continuing operations	$128.5	$131.1
Discontinued operations, net of income taxes	(214.3)	(9.5)

Net income (loss)	$(85.8)	$121.6

Net income (loss) per common share attributable to Harris Corporation common shareholders
Basic net income (loss) per common share attributable to Harris Corporation common shareholders
Continuing operations	$1.15	$1.09
Discontinued operations	(1.92)	(0.08)

	$(0.77)	$1.01

Diluted net income (loss) per common share attributable to Harris
Corporation common shareholders
Continuing operations	$1.14	$1.09
Discontinued operations	(1.90)	(0.08)

	$(0.76)	$1.01

Cash dividends paid per common share	$0.37	$0.28

Basic weighted average common shares outstanding	111.9	118.8
Diluted weighted average common shares outstanding	112.6	119.4

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended
	September 28, 2012	September 30, 2011
	(In millions)
Net income (loss)	$(86.0)	$121.1
Other comprehensive income (loss):
Foreign currency translation	38.1	(39.4)
Net unrealized gain (loss) on hedging derivatives, net of income taxes	(0.4)	0.4
Net unrealized gain (loss) on securities available-for-sale, net of income taxes	(1.0)	0.4
Amortization of loss on treasury lock, net of income taxes	0.2	0.1
Recognition of pension actuarial losses in net income, net of income taxes	0.5	1.2

Total comprehensive income (loss)	(48.6)	83.8
Comprehensive loss attributable to noncontrolling interests	0.2	0.5

Total comprehensive income (loss) attributable to Harris Corporation	$(48.4)	$84.3

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 28, 2012	June 29, 2012
	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$326.8	$356.0
Receivables	661.5	750.2
Inventories	646.8	617.8
Income taxes receivable	20.4	12.0
Current deferred income taxes	173.9	160.5
Other current assets	83.1	71.2
Assets of discontinued operations	445.9	632.7

Total current assets	2,358.4	2,600.4
Non-current Assets
Property, plant and equipment	668.6	659.4
Goodwill	1,709.5	1,695.3
Intangible assets	405.9	421.7
Non-current deferred income taxes	72.4	80.3
Other non-current assets	139.5	135.7

Total non-current assets	2,995.9	2,992.4

	$5,354.3	$5,592.8

Liabilities and Equity
Current Liabilities
Short-term debt	$82.4	$159.4
Accounts payable	298.1	381.0
Compensation and benefits	162.5	229.1
Other accrued items	306.5	269.6
Advance payments and unearned income	218.9	221.5
Income taxes payable	43.1	12.0
Current deferred income taxes	5.0	0.8
Current portion of long-term debt	12.8	4.8
Liabilities of discontinued operations	126.0	136.2

Total current liabilities	1,255.3	1,414.4
Non-current Liabilities
Long-term debt	1,882.9	1,883.0
Long-term contract liability	106.4	109.5
Other long-term liabilities	256.4	239.8

Total non-current liabilities	2,245.7	2,232.3
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 112,951,972 shares at September 28, 2012 and 112,147,405 shares at June 29, 2012	113.0	112.1
Other capital	467.3	432.8
Retained earnings	1,251.3	1,416.6
Accumulated other comprehensive income (loss)	14.8	(22.6)

Total shareholders’ equity	1,846.4	1,938.9
Noncontrolling interests	6.9	7.2

Total equity	1,853.3	1,946.1

	$5,354.3	$5,592.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Quarter Ended
	September 28, 2012	September 30, 2011
	(In millions)
Operating Activities
Net income (loss)	$(86.0)	$121.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	54.8	63.3
Share-based compensation	6.0	9.3
Non-current deferred income taxes	10.3	(0.2)
Gain on the sale of securities available-for-sale	(6.0)	—
Impairment of assets of discontinued operations	222.3	—
(Increase) decrease in:
Accounts and notes receivable	78.4	(83.9)
Inventories	(43.6)	32.2
Increase (decrease) in:
Accounts payable and accrued expenses	(119.1)	(119.4)
Advance payments and unearned income	(2.5)	(3.8)
Income taxes	11.5	61.0
Other	(5.6)	(0.9)

Net cash provided by operating activities	120.5	78.7

Investing Activities
Cash paid for cost-method investment	(0.8)	—
Additions of property, plant and equipment	(39.9)	(77.4)
Additions of capitalized software	(3.8)	(4.5)
Proceeds from the sale of securities available-for-sale	7.9	—

Net cash used in investing activities	(36.6)	(81.9)

Financing Activities
Proceeds from borrowings	10.7	380.5
Repayments of borrowings	(81.5)	(0.4)
Proceeds from exercises of employee stock options	60.5	2.9
Repurchases of common stock	(63.9)	(406.2)
Cash dividends	(41.9)	(32.6)

Net cash used in financing activities	(116.1)	(55.8)

Effect of exchange rate changes on cash and cash equivalents	3.0	(2.5)

Net decrease in cash and cash equivalents	(29.2)	(61.5)

Cash and cash equivalents, beginning of year	356.0	366.9

Cash and cash equivalents, end of quarter	$326.8	$305.4

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 28, 2012

Note A — Significant Accounting Policies and Recent Accounting Standards

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Harris Corporation and its subsidiaries. As used in these Notes to Condensed Consolidated Financial Statements (Unaudited) (these “Notes”), the terms “Harris,” “Company,” “we,” “our” and “us” refer to Harris Corporation and its consolidated subsidiaries. Intercompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements have been prepared by Harris, without an audit, in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for annual financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented therein. The results for the quarter ended September 28, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at June 29, 2012 has been derived from the audited financial statements but does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. We provide complete financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2012 (our “Fiscal 2012 Form 10-K”).

In the third quarter of fiscal 2012, our Board of Directors approved a plan to exit our cyber integrated solutions operation (“CIS”), which provided remote cloud hosting, and to dispose of the related assets, and we reported CIS as discontinued operations beginning with our financial results presented in our Quarterly Report on Form 10-Q for the third quarter of fiscal 2012. In the fourth quarter of fiscal 2012, our Board of Directors approved a plan to divest Broadcast Communications, which provides digital media management solutions in support of broadcast customers, and we reported Broadcast Communications as discontinued operations beginning with our financial results presented in our Fiscal 2012 Form 10-K. Both CIS and Broadcast Communications were formerly part of our Integrated Network Solutions segment. Our historical financial results, except for disclosures related to our cash flows, have been restated to account for CIS and Broadcast Communications as discontinued operations. For additional information regarding discontinued operations, see Note B — Discontinued Operations. Except for disclosures related to our cash flows, or unless otherwise specified, disclosures in this Report relate solely to our continuing operations.

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the accompanying condensed consolidated financial statements and these Notes. Actual results could differ from those estimates and assumptions.

Adoption of New Accounting Standards

In the first quarter of fiscal 2013, we retrospectively adopted an accounting standard issued by the Financial Accounting Standards Board (“FASB”) for the presentation of comprehensive income in financial statements. The adoption of this standard resulted in the presentation of the components of net income, components of other comprehensive income and total comprehensive income in two separate but consecutive statements. The adoption of this standard only changed how we present comprehensive income and did not impact our financial position, results of operations or cash flows.

In the first quarter of fiscal 2013, we adopted an accounting standard issued by the FASB that simplifies how entities test goodwill for impairment. This standard gives entities the option to assess qualitative factors first, to determine whether it is necessary to perform the two-step quantitative goodwill impairment test for their reporting units. Under this standard, an entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not (a likelihood of more than 50 percent) that its fair value is less than its carrying amount. Additionally, this standard includes examples of events and circumstances that an entity should consider in conducting the qualitative assessment. The adoption of this update did not impact our financial position, results of operations or cash flows.

Note B — Discontinued Operations

In the third quarter of fiscal 2012, our Board of Directors approved a plan to exit CIS, which provided remote cloud hosting, and to dispose of the related assets, and we reported CIS as discontinued operations beginning with our financial results presented in our Quarterly Report on Form 10-Q for the third quarter of fiscal 2012. We expect to complete the disposition of assets of CIS during fiscal 2013. In the fourth quarter of fiscal 2012, our Board of Directors approved a plan to divest Broadcast Communications, which provides digital media management solutions in support of broadcast customers, and we reported Broadcast Communications as discontinued operations beginning with our financial results presented in our Fiscal 2012 Form 10-K. We expect to complete the divestiture of Broadcast Communications during fiscal 2013. Both CIS and Broadcast Communications were formerly part of our Integrated Network Solutions segment. Our historical financial results, except for disclosures related to our cash flows, have been restated to account for CIS and Broadcast Communications as discontinued operations.

Based on recent indicators of value during the first quarter of fiscal 2013, including market, financial performance and indications of value from interested parties, we recorded additional non-cash impairment charges for CIS and Broadcast Communications (both reported as discontinued operations) totaling $222.3 million as follows: (1) total assets of CIS with a carrying amount of $44.0 million were written down to their fair value of $39.0 million, less estimated costs to sell of $0.8 million (or $38.2 million), resulting in a non-cash impairment charge of $5.8 million; and (2) net assets, or carrying value, of Broadcast Communications with a carrying amount of $503.7 million were written down to their estimated fair value of $300.0 million, less estimated costs to sell of $12.8 million (or $287.2 million), resulting in a non-cash impairment charge of $216.5 million. All of the Broadcast Communications impairment related to goodwill, a minor amount of which was deductible for tax purposes. These impairments do not impact covenant compliance under our credit arrangements and we do not expect these impairments to impact our ongoing financial performance, although no assurance can be given.

Summarized financial information for our discontinued operations related to CIS and Broadcast Communications is as follows:

	Quarter Ended
	September 28, 2012	September 30, 2011
	(In millions)
Revenue from product sales and services	$116.9	$124.2

Loss before income taxes	$(218.7)	$(16.0)
Income taxes	4.4	6.5

Discontinued operations, net of income taxes	$(214.3)	$(9.5)

	September 28, 2012	June 29, 2012
	(In millions)
Receivables	$114.0	$103.6
Inventories	142.6	128.0
Other current assets	8.6	9.4

Total current assets	265.2	241.0
Property, plant and equipment	85.2	89.0
Goodwill	57.6	267.7
Other non-current assets	37.9	35.0

Total assets	445.9	632.7

Accounts payable	16.9	26.9
Accrued and other liabilities	109.1	109.3

Total liabilities	126.0	136.2

Net assets of discontinued operations	$319.9	$496.5

Note C — Stock Options and Other Share-Based Compensation

As of September 28, 2012, we had two shareholder-approved employee stock incentive plans (“SIPs”) under which options or other share-based compensation was outstanding, and we had the following types of share-based awards outstanding under our SIPs: stock options, performance share awards, performance share unit awards, restricted stock awards and restricted stock unit awards. We believe that such awards more closely align the interests of employees with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our SIPs). The compensation cost related to our share-based awards that was charged against income was $6.0 million for the quarter ended September 28, 2012 and $9.3 million for the quarter ended September 30, 2011.

Grants to employees under our SIPs during the quarter ended September 28, 2012 consisted of 1,503,150 stock options, 405,900 performance share unit awards and 215,050 restricted stock unit awards. The fair value of each option award was estimated on the date of grant using the Black-Scholes-Merton option-pricing model which used the following assumptions: expected dividend yield of 2.96 percent; expected volatility of 33.47 percent; risk-free interest rates averaging 0.72 percent; and expected term in years of 5.23. The fair value of each performance share unit award was estimated using a simulated fair value from a Monte Carlo simulation as of the grant date less a discount to reflect the delay in payment of cash dividend-equivalents that are made only upon vesting.

Note D — Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) at September 28, 2012 and June 29, 2012 were as follows:

	September 28, 2012	June 29, 2012
	(In millions)
Foreign currency translation	$43.5	$5.4
Net unrealized gain on hedging derivatives, net of income taxes	0.3	0.7
Net unrealized gain on securities available-for-sale, net of income taxes	1.7	2.7
Unamortized loss on treasury lock, net of income taxes	(2.8)	(3.0)
Unrecognized pension obligations, net of income taxes	(27.9)	(28.4)

	$14.8	$(22.6)

Note E — Receivables

Receivables are summarized below:

	September 28, 2012	June 29, 2012
	(In millions)
Accounts receivable	$526.1	$618.7
Unbilled costs and accrued earnings on cost-plus contracts	141.8	138.5

	667.9	757.2
Less allowances for collection losses	(6.4)	(7.0)

	$661.5	$750.2

Note F — Inventories

Inventories are summarized below:

	September 28, 2012	June 29, 2012
	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$431.6	$403.1
Finished products	62.5	68.0
Work in process	21.0	41.1
Raw materials and supplies	131.7	105.6

	$646.8	$617.8

Unbilled costs and accrued earnings on fixed-price contracts were net of progress payments of $160.2 million at September 28, 2012 and $149.0 million at June 29, 2012.

Note G — Property, Plant and Equipment

Property, plant and equipment are summarized below:

	September 28, 2012	June 29, 2012
	(In millions)
Land	$13.0	$13.0
Software capitalized for internal use	95.0	93.1
Buildings	420.7	414.1
Machinery and equipment	1,045.9	1,014.2

	1,574.6	1,534.4
Less allowances for depreciation and amortization	(906.0)	(875.0)

	$668.6	$659.4

Depreciation and amortization expense related to property, plant and equipment for the quarters ended September 28, 2012 and September 30, 2011 was $34.5 million and $35.9 million, respectively.

Note H — Credit Arrangements

On September 28, 2012, we established a new $1 billion five-year senior unsecured revolving credit facility (the “2012 Credit Facility”) by entering into a Revolving Credit Agreement (the “2012 Credit Agreement”) with a syndicate of lenders. The 2012 Credit Facility replaced our prior (i) $750 million five-year senior unsecured revolving credit facility established under the Revolving Credit Agreement, dated as of September 10, 2008 (the “2008 Credit Agreement”), and (ii) $250 million 364-day senior unsecured revolving credit facility established under the 364-Day Revolving Credit Agreement, dated as of September 29, 2010, as amended by the First Amendment to 364-Day Revolving Credit Agreement, dated as of September 27, 2011 (as so amended, the “Amended 364-Day Credit Agreement”).

The 2012 Credit Agreement provides for the extension of credit to us in the form of revolving loans, including swingline loans, and letters of credit, at any time and from time to time during the term of the 2012 Credit Agreement, in an aggregate principal amount at any time outstanding not to exceed $1 billion for both revolving loans and letters of credit, with a sub-limit of $70 million for swingline loans and a sub-limit of $175 million for letters of credit. The 2012 Credit Agreement includes a provision pursuant to which, from time to time, we may request that the lenders in their discretion increase the maximum amount of commitments under the 2012 Credit Agreement by an amount not to exceed $500 million. Only consenting lenders (including new lenders reasonably acceptable to the administrative agent) will participate in any such increase. In no event will the maximum amount of credit extensions available under the 2012 Credit Agreement exceed $1.5 billion. The proceeds of loans or letters of credit borrowings under the 2012 Credit Agreement are restricted from being used for hostile acquisitions (as defined in the 2012 Credit Agreement) or for any purpose in contravention of applicable laws. We are not otherwise restricted under the 2012 Credit Agreement from using the proceeds of loans or letters of credit borrowings under the 2012 Credit Agreement for working capital and other general corporate purposes or from using the 2012 Credit Facility to support commercial paper issued by us from time to time. Borrowings under the 2012 Credit Agreement may be denominated in U.S. Dollars, Euros, Sterling and any other currency acceptable to the administrative agent and the lenders, with a non-U.S. currency sub-limit of $200 million. The 2012 Credit Agreement provides that we may designate certain wholly owned subsidiaries as borrowers under the 2012 Credit Agreement, and the obligations of any such subsidiary borrower must be guaranteed by Harris Corporation. The 2012 Credit Agreement also provides that we may designate certain subsidiaries as unrestricted subsidiaries, which means certain of the representations and covenants in the 2012 Credit Agreement do not apply in respect of such subsidiaries.

At our election, borrowings under the 2012 Credit Agreement denominated in U.S. Dollars will bear interest either at (i) the eurocurrency rate for the applicable interest period plus an applicable margin, or (ii) the base rate plus an applicable margin. The eurocurrency rate for an interest period is the rate per annum equal to (a) the London interbank offered rate (“LIBOR”) for such interest period, divided by (b) a percentage equal to 1.00 minus the daily average eurocurrency reserve rate for such interest period. The applicable interest rate margin over the eurocurrency rate is initially equal to 1.125%, but may increase (to a maximum amount of 1.500%) or decrease (to a minimum amount of 0.875%) based on changes in the ratings of our senior unsecured long-term debt securities (“Senior Debt Ratings”). The base rate is a fluctuating rate per annum equal to the highest of (i) the federal funds rate plus 0.50%, (ii) SunTrust Bank’s publicly announced prime lending rate for U.S. Dollars, or (iii) the eurrocurrency rate determined on a daily basis for a one-month interest period plus 100 basis points. The applicable interest rate margin over the base rate is initially equal to 0.125%, but may increase (to a maximum amount of 0.500%) or decrease (to a minimum amount of 0.000%) based on changes in our Senior Debt Ratings. Borrowings under the 2012 Credit Agreement denominated in a currency other than U.S. Dollars will bear interest at the eurocurrency rate for the applicable interest period plus an applicable margin, as described above, plus, in some cases, mandatory costs. Letter of credit fees are also determined based on our Senior Debt Ratings.

In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the 2012 Credit Agreement and letter of credit fees, we are required to pay a quarterly unused commitment fee, which accrues at an applicable rate per annum multiplied by the actual daily amount of the lenders’ aggregate unused commitments under the 2012 Credit Agreement. The applicable rate per annum for the unused commitment fee is initially equal to 0.125%, but may increase (to a maximum amount of 0.200%) or decrease (to a minimum amount of 0.080%) based on changes in our Senior Debt Ratings.

The 2012 Credit Agreement contains certain customary representations and certain customary covenants, including covenants limiting: certain liens on assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and certain investments in unrestricted subsidiaries; and a covenant requiring that we not permit our ratio of consolidated total indebtedness to total capital, each as defined in the 2012 Credit Agreement, to be greater than 0.60 to 1.00 at any time. We were in compliance with the covenants in the 2012 Credit Agreement at September 28, 2012. The 2012 Credit Agreement contains certain events of default, including: failure to make payments; failure to perform or observe terms, covenants or agreements; material inaccuracy of any representation or warranty; payment default under other indebtedness with a principal amount in excess of $100 million or acceleration of or ability to accelerate such other indebtedness; occurrence of one or more final judgments or orders for the payment of money in excess of $100 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $100 million; any bankruptcy or insolvency; invalidity of 2012 Credit Agreement documentation; or a change of control (as defined in the 2012 Credit Agreement, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock). If an event of default occurs, then the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All principal amounts borrowed or outstanding under the 2012 Credit Agreement are due on September 28, 2017, unless the commitments are terminated earlier either at our request or if certain events of default occur. At September 28, 2012, we had no borrowings outstanding under the 2012 Credit Agreement, but we had $70.0 million of short-term debt outstanding under our commercial paper program that was supported by the 2012 Credit Facility.

Note I — Accrued Warranties

Changes in our warranty liability, which is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited), during the quarter ended September 28, 2012 were as follows:

(In millions)
Balance at June 29, 2012	$40.4
Warranty provision for sales made during the quarter ended September 28, 2012	3.9
Settlements made during the quarter ended September 28, 2012	(3.3)
Other adjustments to warranty liability, including those for foreign currency translation, during the quarter ended September 28, 2012	(5.0)

Balance at September 28, 2012	$36.0

Note J — Income From Continuing Operations Per Share

The computations of income from continuing operations per share are as follows (in this Note J, “income from continuing operations” refers to income from continuing operations attributable to Harris Corporation common shareholders):

	Quarter Ended
	September 28, 2012	September 30, 2011
	(In millions, except per share amounts)
Income from continuing operations	$128.5	$131.1
Adjustments for participating securities outstanding	—	(1.6)

Income from continuing operations used in basic and diluted common share calculations (A)	$128.5	$129.5

Basic weighted average common shares outstanding (B)	111.9	118.8
Impact of dilutive stock options	0.7	0.6

Diluted weighted average common shares outstanding (C)	112.6	119.4

Income from continuing operations per basic common share (A)/(B)	$1.15	$1.09
Income from continuing operations per diluted common share (A)/(C)	$1.14	$1.09

Potential dilutive common shares primarily consist of employee stock options. Employee stock options to purchase approximately 2,699,871 and 4,680,839 shares of our common stock were outstanding at September 28, 2012 and September 30, 2011, respectively, but were not included as dilutive stock options in the computations of income from continuing operations per diluted common share because the effect would have been antidilutive because the options’ exercise prices exceeded the average market price of our common stock.

Note K — Non-Operating Income

The components of non-operating income were as follows:

	Quarter Ended
	September 28, 2012	September 30, 2011
	(In millions)
Gain on the sale of securities available-for-sale	$6.0	$—
Impairment of investments	(5.8)	—
Net royalty income (expense)	(0.2)	0.3
Equity investment income	—	0.4

	$—	$0.7

Note L — Income Taxes

Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 31.6 percent in the first quarter of fiscal 2013 compared with 32.1 percent in the first quarter of fiscal 2012. In the first quarter of fiscal 2013, our effective tax rate benefited from tax elections resulting in the deductibility of certain expenses, a reduction in estimated non-U.S. tax liabilities and a reduction in state taxes due to changes in certain state tax laws. In the first quarter of fiscal 2012, our effective tax rate benefited from a reduction in state taxes due to changes in certain state tax laws and a reduction in estimated tax liabilities.

Note M — Fair Value Measurements

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

The following table represents the fair value hierarchy of our assets and liabilities measured at fair value on a recurring basis (at least annually) as of September 28, 2012:

	Level 1	Level 2	Level 3	Total
	(In millions)
Assets
Marketable equity securities (1)	$4.1	$—	$—	$4.1
Deferred compensation plan investments (2)
Money market fund	31.0	—	—	31.0
Stock fund	41.2	—	—	41.2
Equity security	22.3	—	—	22.3
Pension plan investments (3)
Stock funds	41.5	—	—	41.5
Government securities	32.5	—	—	32.5
Foreign currency forward contracts (4)	—	0.7	—	0.7
Liabilities
Deferred compensation plans (5)	98.1	—	—	98.1
Foreign currency forward contracts (6)	—	0.4	—	0.4

(1)	Represents investments classified as securities available-for-sale, which we include in the “Other current assets” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited).
(2)	Represents investments held in a Rabbi Trust associated with our non-qualified deferred compensation plans, which we include in the “Other current assets” and “Other non-current assets” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited).
(3)	Represents investments related to our defined benefit plan in the United Kingdom, which we include in the “Other non-current assets” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited).
(4)	Includes derivatives designated as hedging instruments, which we include in the “Other current assets” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited). The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities.
(5)	Primarily represents obligations to pay benefits under certain non-qualified deferred compensation plans, which we include in the “Compensation and benefits” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited). Under these plans, participants designate investment options (including money market, stock, fixed-income and blended funds), which serve as the basis for measurement of the notional value of their accounts.
(6)	Includes derivatives designated as hedging instruments, which we include in the “Other accrued items” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited). The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities.

The following table represents certain nonfinancial assets and liabilities measured and recorded at fair value on a nonrecurring basis as of September 28, 2012:

	Fair Value at	Fair Value Measurements Using			Total Gains/
	September 28, 2012	Level 1	Level 2	Level 3	(Losses)
	(In millions)
Broadcast Communications - Net assets of discontinued operation	$300.0	$—	$—	$300.0	$(216.5)
CIS - Assets of discontinued operation	$39.0	$—	$—	$39.0	$(5.8)

In the first quarter of fiscal 2013, we recorded additional non-cash impairment charges in discontinued operations to write down assets related to Broadcast Communications and CIS. See Note B — Discontinued Operations for additional information.

The following table represents the carrying amounts and estimated fair values of our significant financial instruments that were not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	September 28, 2012		June 29, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Financial Liabilities
Long-term debt (including current portion) (1)	$1,895.7	$2,189.2	$1,887.8	$2,148.1

(1)	The fair value was estimated using a market approach based on quoted market prices for our debt traded in the secondary market. If our long-term debt in our balance sheet were measured at fair value, it would be categorized in Level 2 of the fair value hierarchy.

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

At September 28, 2012, we had open foreign currency forward contracts with a notional amount of $75.4 million, of which $28.7 million were classified as fair value hedges and $46.7 million were classified as cash flow hedges. This compares with open foreign currency forward contracts with a notional amount of $103.9 million at June 29, 2012, of which $63.4 million were classified as fair value hedges and $40.5 million were classified as cash flow hedges. At September 28, 2012, contract expiration dates ranged from less than 1 month to 18 months with a weighted average contract life of 4 months.

Balance Sheet Hedges

To manage the exposure in our balance sheet to risks from changes in foreign currency exchange rates, we implement fair value hedges. More specifically, we use foreign currency forward contracts and options to hedge certain balance sheet items, including foreign currency denominated accounts receivable and inventory. Changes in the value of the derivatives and the related hedged items are reflected in earnings, in the “Cost of product sales and services” line item in the accompanying Condensed Consolidated Statement of Income (Unaudited). As of September 28, 2012, we had outstanding foreign currency forward contracts denominated in the British Pound, Euro, Canadian Dollar, Brazilian Real and Australian Dollar to hedge certain balance sheet items. The net gains or losses on foreign currency forward contracts designated as fair value hedges were not material for the quarter ended September 28, 2012 or for the quarter ended September 30, 2011. In addition, no amounts were recognized in earnings in the quarter ended September 28, 2012 or in the quarter ended September 30, 2011 related to hedged firm commitments that no longer qualify as fair value hedges.

Cash Flow Hedges

To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments from suppliers, future committed sales to customers and intracompany transactions. These derivatives are primarily being used to hedge currency exposures from cash flows anticipated in our RF Communications segment related to programs in the United Kingdom and Canada. We also have hedged U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of September 28, 2012, we had outstanding foreign currency forward contracts denominated in the Canadian Dollar, British Pound, Australian Dollar and Euro to hedge certain forecasted transactions.

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

The net gains or losses from cash flow hedges recognized in earnings or recorded in other comprehensive income, including gains or losses related to hedge ineffectiveness, was not material in the quarter ended September 28, 2012 or in the quarter ended September 30,

2011. We do not expect the net gains or losses recognized in the “Accumulated other comprehensive income (loss)” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of September 28, 2012 that will be reclassified to earnings from other comprehensive income within the next 12 months to be material.

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

See Note M — Fair Value Measurements in these Notes for the amount of the assets and liabilities related to these foreign currency forward contracts in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of September 28, 2012, and see Note D — Accumulated Other Comprehensive Income (Loss) in these Notes for additional information on changes in accumulated other comprehensive income (loss) for the quarter ended September 28, 2012.

Note O — Business Segments

We structure our operations primarily around the products and services we sell and the markets we serve, and we report the financial results of our operations in the following three reportable operating or business segments — RF Communications, Integrated Network Solutions and Government Communications Systems. Our RF Communications segment is a global supplier of secure tactical radio communications and embedded high-grade encryption solutions for military, government and commercial organizations and also of secure communications systems and equipment for public safety, utility and transportation markets. Our Integrated Network Solutions segment provides mission-critical end-to-end information technology (“IT”) services; managed satellite and terrestrial communications solutions; and standards-based healthcare interoperability and image management solutions to support government, energy and healthcare customers. Our Government Communications Systems segment conducts advanced research and produces, integrates and supports highly reliable, net-centric communications and information technology that solve the mission-critical challenges of our civilian, intelligence and defense government customers, primarily the U.S. Government. Each business segment is comprised of multiple program areas and product and service lines that aggregate into such business segment.

In the third quarter of fiscal 2012, our Board of Directors approved a plan to exit CIS, which provided remote cloud hosting, and to dispose of the related assets, and we reported CIS as discontinued operations beginning with our financial results presented in our Quarterly Report on Form 10-Q for the third quarter of fiscal 2012. In the fourth quarter of fiscal 2012, our Board of Directors approved a plan to divest Broadcast Communications, which provides digital media management solutions in support of broadcast customers, and we reported Broadcast Communications as discontinued operations beginning with our financial results presented in our Fiscal 2012 Form 10-K. Both CIS and Broadcast Communications were formerly part of our Integrated Network Solutions segment. For additional information regarding discontinued operations, see Note B — Discontinued Operations. Our historical financial results, except for disclosures related to our cash flows, have been restated to account for CIS and Broadcast Communications as discontinued operations.

The accounting policies of our business segments are the same as those described in Note 1: “Significant Accounting Policies” in our Fiscal 2012 Form 10-K. We evaluate each segment’s performance based on its operating income or loss, which we define as profit or loss from operations before income taxes excluding interest income and expense, royalties and related intellectual property expenses, equity investment income or loss and gains or losses from securities and other investments. Intersegment sales are generally transferred at cost to the buying segment and the sourcing segment recognizes a profit that is eliminated. The “Corporate eliminations” line item in the tables below represents the elimination of intersegment sales and their related profits. The “Unallocated corporate expense” line item in the tables below represents the portion of corporate expenses not allocated to our business segments.

Total assets by business segment are summarized below:

	September 28, 2012	June 29, 2012
	(In millions)
Total Assets
RF Communications	$1,250.7	$1,344.8
Integrated Network Solutions	1,882.0	1,854.3
Government Communications Systems	1,015.5	1,001.4
Corporate	760.2	759.6
Discontinued operations	445.9	632.7

	$5,354.3	$5,592.8

Segment revenue, segment operating income and a reconciliation of segment operating income to total income from continuing operations before income taxes follow:

	Quarter Ended
	September 28, 2012	September 30, 2011
	(In millions)
Revenue
RF Communications	$444.7	$497.1
Integrated Network Solutions	375.7	418.6
Government Communications Systems	465.5	443.7
Corporate eliminations	(24.4)	(23.3)

	$1,261.5	$1,336.1

Income From Continuing Operations Before Income Taxes
Segment Operating Income:
RF Communications	$134.1	$154.0
Integrated Network Solutions	32.4	21.8
Government Communications Systems	67.1	63.1
Unallocated corporate expense	(16.7)	(18.6)
Corporate eliminations	(1.9)	(1.5)
Non-operating income (1)	—	0.7
Net interest expense	(27.4)	(27.2)

	$187.6	$192.3

(1)	“Non-operating income” includes equity investment income (loss), royalties and related intellectual property expenses, gains and losses on sales of investments and securities available-for-sale, and impairments of investments and securities available-for-sale. Additional information regarding non-operating income is set forth in Note K — Non-Operating Income.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Harris Corporation

We have reviewed the condensed consolidated balance sheet of Harris Corporation as of September 28, 2012, and the related condensed consolidated statements of income, comprehensive income and cash flows for the quarters ended September 28, 2012 and September 30, 2011. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Harris Corporation as of June 29, 2012, and the related consolidated statements of income, cash flows, and comprehensive income and equity for the year then ended, not presented herein, and in our report dated August 27, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 29, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Boca Raton, Florida

October 31, 2012

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of Harris. MD&A is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes appearing elsewhere in this Report. In addition, reference should be made to our audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Fiscal 2012 Form 10-K. Except for the historical information contained herein, the discussions in MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in MD&A under “Forward-Looking Statements and Factors that May Affect Future Results.”

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

RESULTS OF OPERATIONS

Highlights

Operations results for the first quarter of fiscal 2013 include:

•	Revenue decreased 5.6 percent to $1,261.5 million in the first quarter of fiscal 2013 from $1,336.1 million in the first quarter of fiscal 2012;

•	Income from continuing operations decreased to $128.5 million in the first quarter of fiscal 2013 compared with $131.1 million in the first quarter of fiscal 2012;

•	Income from continuing operations per diluted share increased to $1.14 per diluted share in the first quarter of fiscal 2013 compared with $1.09 per diluted share in the first quarter of fiscal 2012;

•

Our RF Communications segment revenue decreased 10.5 percent to $444.7 million and operating income decreased 12.9 percent to $134.1 million in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012;

•

Our Integrated Network Solutions segment revenue decreased 10.2 percent to $375.7 million and operating income increased 48.6 percent to $32.4 million in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012. Operating income in the first quarter of fiscal 2012 included $9.6 million of acquisition-related charges;

•

Our Government Communications Systems segment revenue increased 4.9 percent to $465.5 million and operating income increased 6.3 percent to $67.1 million in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012; and

•	Net cash provided by operating activities was $120.5 million in the first quarter of fiscal 2013 compared with $78.7 million in the first quarter of fiscal 2012, a increase of 53.1 percent.

Consolidated Results of Operations

	Quarter Ended
	September 28, 2012	September 30, 2011	% Inc/(Dec)
	(Dollars in millions, except per share amounts)
Revenue:
RF Communications	$444.7	$497.1	(10.5)%
Integrated Network Solutions	375.7	418.6	(10.2)%
Government Communications Systems	465.5	443.7	4.9%
Corporate eliminations	(24.4)	(23.3)	4.7%

Total revenue	1,261.5	1,336.1	(5.6)%

Cost of product sales and services	(848.3)	(893.9)	(5.1)%

Gross margin	413.2	442.2	(6.6)%
% of revenue	32.8%	33.1%

Engineering, selling and administrative expenses	(198.2)	(223.4)	(11.3)%
% of revenue	15.7%	16.7%

Non-operating income	—	0.7	(100.0)%
Interest income	0.5	0.9	(44.4)%
Interest expense	(27.9)	(28.1)	(0.7)%

Income before taxes	187.6	192.3	(2.4)%
Income taxes	(59.3)	(61.7)	(3.9)%
Effective tax rate	31.6%	32.1%

Income from continuing operations	128.3	130.6	(1.8)%
Noncontrolling interests, net of income taxes	0.2	0.5	(60.0)%

Income from continuing operations attributable to Harris Corporation common shareholders	128.5	131.1	(2.0)%
% of revenue	10.2%	9.8%

Discontinued operations, net of income taxes	(214.3)	(9.5)	*

Net income (loss) attributable to Harris Corporation	$(85.8)	$121.6	*

Income from continuing operations per diluted common share attributable to Harris Corporation common shareholders	$1.14	$1.09	4.6%

*	Not meaningful

Revenue

The decrease in revenue in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012 was primarily due to lower revenue in our RF Communications and Integrated Network Solutions segments, partially offset by higher revenue in our Government Communications Systems segment. Revenue decreased in our RF Communications segment, primarily due to lower Tactical Communications revenue. Revenue decreased in our Integrated Network Solutions segment, primarily due to lower revenue in IT Services which was impacted by the loss of the National Reconnaissance Office “Patriot” program at the end of fiscal 2011. Revenue increased in our Government Communications Systems segment, primarily due to revenue increases from the Geostationary Operational Environmental Satellite — Series R (“GOES-R”) Ground and Antenna Segment weather programs for the National Oceanic and Atmospheric Administration (“NOAA”) and the Space Network Ground Segment Sustainment (“SGSS”) program for NASA. See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Gross Margin

The slight decrease in gross margin as a percentage of revenue in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012 was primarily due to a lower percentage of our overall sales generated by our higher-margin RF Communications segment.

Engineering, Selling and Administrative Expenses

The decrease in engineering, selling and administrative (“ESA”) expenses and ESA expenses as a percentage of revenue in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012 was primarily due to a decrease in ESA expenses of approximately $18 million in our Integrated Network Solutions segment. A majority of this decrease was due to the impact of charges recorded during the first quarter of fiscal 2012 for integration and other costs associated with our acquisitions of CapRock Holdings, Inc. and its subsidiaries, including CapRock Communications, Inc. (collectively, “CapRock”), the Global Connectivity Services business of the Schlumberger group (“Schlumberger GCS”) and Carefx Corporation (“Carefx”). See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Non-Operating Income

In the first quarter of fiscal 2013, we had a $6.0 million gain on the sale of securities available-for-sale, mostly offset by a $5.8 million impairment of a cost-method investment. See Note K — Non-Operating Income in the Notes for further information.

Income Taxes

In the first quarter of fiscal 2013, our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) benefited from tax elections resulting in the deductibility of certain expenses, a reduction in estimated non-U.S. tax liabilities and a reduction in state taxes due to changes in certain state tax laws. In the first quarter of fiscal 2012, our effective tax rate benefited from a reduction in state taxes due to changes in certain state tax laws and a reduction in estimated tax liabilities.

Income From Continuing Operations Attributable to Harris Corporation Common Shareholders

The decrease in income from continuing operations in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012 was primarily due to lower operating income in our RF Communications segment, partially offset by higher operating income in our Integrated Network Solutions and Government Communications Systems segments. Operating income in our RF Communications segment decreased primarily due to lower Tactical Communications revenue. The higher operating income in our Integrated Network Solutions segment in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012 was primarily due to the impact of charges recorded in the first quarter of fiscal 2012 for integration and other costs associated with our acquisitions of CapRock, Schlumberger GCS and Carefx. See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Discontinued Operations, Net of Income Taxes

Discontinued operations reflects the results of operations for Broadcast Communications and CIS. In the first quarter of fiscal 2013, the results of operations for Broadcast Communications and CIS included additional non-cash impairment charges of $216.5 million and $5.8 million, respectively. See Note B — Discontinued Operations in the Notes for further information.

Income From Continuing Operations Per Diluted Common Share Attributable to Harris Corporation Common Shareholders

The increase in income from continuing operations per diluted common share in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012 was primarily due to the significant reduction in average common shares outstanding as a result of shares repurchased during the first quarter of fiscal 2012. See the “Common Stock Repurchases” discussion below in this MD&A for further information.

Discussion of Business Segment Results of Operations

RF Communications Segment

	Quarter Ended
	September 28, 2012	September 30, 2011	% Inc/(Dec)
	(Dollars in millions)
Revenue	$444.7	$497.1	(10.5)%
Segment operating income	134.1	154.0	(12.9)%
% of revenue	30.2%	31.0%

RF Communications segment revenue in the first quarter of fiscal 2013 of $444.7 million included $306.7 million in Tactical Communications, a decline of 18 percent from $373.4 million in the first quarter of fiscal 2012; and $138.0 million in Public Safety and Professional Communications, an increase of 12 percent from $123.7 million in the first quarter of fiscal 2012. The decrease in RF Communications segment operating income and operating income as a percentage of revenue (“operating margin percentage”) in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012 was primarily due to a lower percentage of revenue in Tactical Communications, which has higher operating margin percentage than Public Safety and Professional Communications. In the U.S. market, we are managing through a market transition from one that previously benefited from strong operational tempo to a multi-billion modernization cycle driven by wideband technology.

Orders for our RF communications segment in the first quarter of fiscal 2013 totaled $363 million, including $254 million in Tactical Communications and $109 million in Public Safety and Professional Communications. The book-to-bill ratio in the first quarter of fiscal 2013 was .82 for the segment. At the end of the first quarter of fiscal 2013, backlog was $612 million in Tactical Communications and $623 million in Public Safety and Professional Communications.

During the first quarter of fiscal 2013, our RF communications segment was awarded a 5-year, $297 million Indefinite Delivery Indefinite Quantity (“IDIQ”) follow-on contract from the U.S. Department of the Navy for a broad portfolio of radio solutions to support modernization and standardization on Falcon III®. We were also awarded a $397 million Consolidated Single-Channel Handheld Radio (“CSCHR”) follow-on IDIQ contract to provide the U.S. Department of Defense (“DoD”) with Falcon III handheld radios. This 2-year contract includes two 1-year options that increase the potential value of the contract to $712 million. Significant international orders included $25 million from a government in the Middle East to provide high-frequency radios as part of a multi-year modernization program, $14 million from a European country for Falcon III handheld accessories and $15 million from a country in Latin America for both public safety and tactical radios. We also were awarded a $24 million contract from the Regional Municipality of Durham, Ontario to deploy a P25 simulcast radio system that will provide interoperability with adjacent municipalities and utility partners and can be adapted to support Long-Term Evolution (“LTE”) networks.

Integrated Network Solutions Segment

	Quarter Ended
	September 28, 2012	September 30, 2011	% Inc/(Dec)
	(Dollars in millions)
Revenue	$375.7	$418.6	(10.2)%
Segment operating income	32.4	21.8	48.6%
% of revenue	8.6%	5.2%

The decrease in Integrated Network Solutions segment revenue in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012 was primarily due to a decline in IT Services revenue, primarily from the loss of the Patriot program at the end of fiscal 2011, partially offset by solid revenue growth in Harris CapRock Communications. Integrated Network Solutions segment operating income and operating margin percentage were higher in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012, primarily due to the impact in Harris CapRock Communications of charges recorded in the first quarter of fiscal 2012 for integration and other costs associated with our acquisitions of CapRock, Schlumberger GCS and Carefx, and improved operating performance in Harris CapRock Communications and Healthcare Solutions. The increase in operating income was partially offset by lower operating income in IT Services, primarily from the loss of the Patriot program.

During the first quarter of fiscal 2013, our Integrated Network Solutions segment was awarded several contracts with the U.S. Department of Veterans Affairs (“VA”), including a 4-year, $47 million follow-on IT Services contract to expand the VA’s nationwide wireless network infrastructure from the initial 22 medical centers to 66, and two contracts totaling $18 million under the Transformation Twenty-One Total Technology (“T4”) IDIQ contract to improve electronic data interoperability for claims processing. Healthcare Solutions awards included a contract for $11 million under the U.S. General Services Administration’s Alliant IDIQ contract to provide an electronic health record system for the Department of Homeland Security. IT Services awards included a 4-year, $46 million contract to provide enterprise IT support services to the North American Air Defense Command (“NORAD”) and the U.S. Northern Command (“USNORTHCOM”) and a $65 million follow-on contract to operate and support the U.S. Air Force Space Command’s 50th Space Wing. Orders for CapRock Communications included $44 million for satellite communications solutions under the Future COMSATCOM Services Acquisition (“FSCA”) contract.

Government Communications Systems Segment

	Quarter Ended
	September 28, 2012	September 30, 2011	% Inc/(Dec)
	(Dollars in millions)
Revenue	$465.5	$443.7	4.9%
Segment operating income	67.1	63.1	6.3%
% of revenue	14.4%	14.2%

Government Communications Systems segment revenue in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012 increased from the GOES-R Ground and Antenna Segment weather programs for NOAA and the SGSS program for NASA, partially offset by continued slower spending by DoD customers.

Government Communications Systems segment operating income was higher in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012, primarily driven by higher revenue and operating margins in Civil Programs, primarily attributable to the GOES-R weather programs, partially offset by lower operating income in Defense Programs. These results highlight the continuing trend in our Government Communications Systems segment, where we are experiencing sales growth in certain areas as a result of strong demand and good funding, partially offset by lower spending by DoD customers.

During the first quarter of fiscal 2013, our Government Communications Systems segment was awarded three contracts that provide essential elements of the Federal Aviation Administration’s (“FAA’s”) multi-billion dollar NextGen initiative: a 7-year, $331 million Data Communications Integrated Services (“DCIS”) contract to transform voice-based air traffic control to automated air traffic management; a 15-year, $291 million NextGen National Airspace System (“NAS”) Voice System (“NVS”) contract to create a modern VoIP network for communications among air traffic controllers, pilots and ground personnel; and a 5-year, $63 million NAS Enterprise Messaging Service (“NEMS”) IDIQ contract that provides the Systems Wide Information Management (“SWIM”) program with enterprise-wide data-sharing for a variety of critical information such as flight planning, traffic flow, surface radar and weather. We were also awarded a $51 million follow-on contract for the U.S. Army’s Modernization of Enterprise Terminals (“MET”) program for advanced satellite terminals that provide the worldwide backbone for high-priority military communications and a $43 million award from a classified customer.

Unallocated Corporate Expense and Corporate Eliminations

	Quarter Ended
	September 28, 2012	September 30, 2011	% Inc/(Dec)
	(Dollars in millions)
Unallocated corporate expense	$16.7	$18.6	(10.2)%
Corporate eliminations	1.9	1.5	26.7%

The decrease in unallocated corporate expense in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012 was primarily due to lower compensation and benefit plan expenses and cost-reduction actions taken in fiscal 2012. The increase in corporate eliminations in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012 was primarily due to higher intersegment eliminations between our Government Communications Systems segment and our Integrated Network Solutions segment.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Quarter Ended
	September 28, 2012	September 30, 2011
	(In millions)
Net cash provided by operating activities	$120.5	$78.7
Net cash used in investing activities	(36.6)	(81.9)
Net cash used in financing activities	(116.1)	(55.8)
Effect of exchange rate changes on cash and cash equivalents	3.0	(2.5)

Net decrease in cash and cash equivalents	(29.2)	(61.5)
Cash and cash equivalents, beginning of year	356.0	366.9

Cash and cash equivalents, end of quarter	$326.8	$305.4

Cash and Cash Equivalents: Our Condensed Consolidated Statement of Cash Flows (Unaudited) includes cash flows from Broadcast Communications and CIS. All line items on our Condensed Consolidated Balance Sheet (Unaudited) as of the end of the first quarter of fiscal 2013 and the end of fiscal 2012 have been adjusted to reflect Broadcast Communications and CIS as discontinued operations. The impact of cash flows from Broadcast Communications and CIS to our consolidated cash flows was not material to our net cash used in investing or financing activities in the first quarters of fiscal 2013 or fiscal 2012. For the impact of cash flows from Broadcast Communications or CIS to our net cash provided by operating activities, see “Net cash provided by operating activities” below. It is our intention to use the expected net sales proceeds from the divestiture of Broadcast Communications and the disposition of assets related to CIS to return cash to our shareholders and invest in growing our core businesses.

Our cash and cash equivalents decreased $29.2 million to $326.8 million at the end of the first quarter of fiscal 2013 from $356.0 million at the end of fiscal 2012. The decrease was primarily due to $70.8 million used for net repayments of borrowings, $63.9 million used to repurchase shares of our common stock, $41.9 million used to pay cash dividends and $43.7 million used for additions of property, plant, and equipment and capitalized software, mostly offset by $120.5 million of net cash provided by operating activities and $60.5 million of proceeds from exercises of employee stock options.

Our financial position remained strong at September 28, 2012. We ended the first quarter of fiscal 2013 with cash and cash equivalents of $326.8 million; we have no long-term debt maturing until fiscal 2016; we have a senior unsecured $1 billion revolving credit facility that expires in September 2017 ($930 million of which was available to us as of September 28, 2012 as a result of $70 million of short-term debt outstanding under our commercial paper program, which was supported by such senior unsecured revolving credit facility); and we do not have any material defined benefit pension plan obligations.

Given our current cash position, outlook for funds generated from operations, credit ratings, available credit facility, cash needs and debt structure, we have not experienced to date, and do not expect to experience, any material issues with liquidity, although we can give no assurances concerning our future liquidity, particularly in light of the state of global commerce and financial uncertainty.

We also currently believe that existing cash, funds generated from operations, our credit facility and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, repurchases under our share repurchase program and potential acquisitions for the next 12 months and for the reasonably foreseeable future thereafter. We anticipate tax payments over the next three years to be slightly greater than our tax expense for the same period. Other than those cash outlays noted in the “Commercial Commitments and Contractual Obligations” discussion below in this MD&A, capital expenditures, repurchases under our share repurchase program and potential acquisitions, no other significant cash outlays are anticipated during the remainder of fiscal 2013.

There can be no assurance, however, that our business will continue to generate cash flows at current levels or that the cost or availability of future borrowings, if any, under our commercial paper program or our credit facility or in the debt markets will not be impacted by any potential future credit and capital markets disruptions. If we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations, we may be required to sell assets, reduce capital expenditures, reduce or eliminate strategic acquisitions, reduce or terminate our share repurchase program, reduce or eliminate dividends, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make principal payments or pay interest on or refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense, government and integrated communications and information technology and services markets and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

Net cash provided by operating activities: Our net cash provided by operating activities was $120.5 million in the first quarter of fiscal 2013 compared with $78.7 million in the first quarter of fiscal 2012. Cash flow from operations was positive in all of our business segments in the first quarter of fiscal 2013. The increase in net cash provided by operating activities in the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012 was primarily due to increased cash collections at our RF Communications segment. The impact of cash flows from Broadcast Communications and CIS to our net cash provided by operating activities was not material in the first quarters of fiscal 2013 or fiscal 2012, except for $32.4 million of net cash used in operating activities by Broadcast Communications in the first quarter of fiscal 2013.

Net cash used in investing activities: Our net cash used in investing activities was $36.6 million in the first quarter of fiscal 2013 compared with $81.9 million in the first quarter of fiscal 2012. Net cash used in investing activities in the first quarter of fiscal 2013 primarily consisted of $39.9 million used for property, plant and equipment additions and $3.8 million used for capitalized software additions, partially offset by $7.9 million of proceeds received from the sale of securities available-for-sale. Net cash used in investing activities in the first quarter of fiscal 2012 consisted of $77.4 million used for property, plant and equipment additions and $4.5 million used for capitalized software additions. Our total capital expenditures, including capitalized software, in fiscal 2013 are expected to be between $210 million and $230 million.

Net cash used in financing activities: Our net cash used in financing activities was $116.1 million in the first quarter of fiscal 2013 compared with $55.8 million in the first quarter of fiscal 2012. Net cash used in financing activities in the first quarter of fiscal 2013 primarily consisted of $70.8 million used for net repayments of borrowings, $63.9 million used to repurchase shares of our common stock and $41.9 million used to pay cash dividends, partially offset by $60.5 million of proceeds from exercises of employee stock options. Net cash used in financing activities in the first quarter of fiscal 2012 primarily consisted of $406.2 million used to repurchase shares of our common stock and $32.6 million used to pay cash dividends, partially offset by $380.1 million of net proceeds from borrowings to partially fund such uses.

Common Stock Repurchases

During the first quarter of fiscal 2013, we used $50.0 million to repurchase 1,078,044 shares of our common stock under our repurchase program at an average price per share of $46.38, including commissions. During the first quarter of fiscal 2012, we used $400.0 million to repurchase 10,618,805 shares of our common stock under our repurchase program at an average price per share of $37.67, including commissions. In the first quarter of fiscal 2013 and first quarter of fiscal 2012, $13.9 million and $6.2 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares repurchased by us are cancelled and retired.

On July 30, 2011, our Board of Directors approved a new share repurchase program that replaced our previous program and authorized us to repurchase up to $1 billion in shares of our common stock. As of September 28, 2012, we had a remaining authorization to repurchase approximately $483 million in shares of our common stock under our repurchase program, which does not have a stated expiration date. Our repurchase program has resulted, and is expected to continue to result, in repurchases in excess of the dilutive effect of shares issued under our share-based incentive plans. However, the level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. Repurchases are expected to be funded with available cash and commercial paper and may be made through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time.

Additional information regarding share repurchases during the first quarter of fiscal 2013 and our repurchase program is set forth in this Report under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”

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

Capital Structure and Resources

2012 Credit Agreement: As discussed in Note H — Credit Arrangements in the Notes, on September 28, 2012, we established our new $1 billion 2012 Credit Facility by entering into the 2012 Credit Agreement with a syndicate of lenders. The 2012 Credit Facility replaced our prior (i) $750 million five-year senior unsecured revolving credit facility established under the 2008 Credit Agreement, and (ii) $250 million 364-day senior unsecured revolving credit facility established under the Amended 364-Day Credit Agreement. The description of the 2012 Credit Facility and the 2012 Credit Agreement set forth in Note H — Credit Arrangements in the Notes is incorporated herein by reference.

Short-Term Debt: Our short-term debt at September 28, 2012 and June 29, 2012 was $82.4 million and $159.4 million, respectively, and primarily consisted of commercial paper issued to fund repurchases we made under our share repurchase program during the first quarter of fiscal 2012. Our commercial paper program was supported, at September 28, 2012, by our $1 billion 2012 Credit Facility and, at June 29, 2012, by our prior senior unsecured revolving credit facilities under the 2008 Credit Agreement and the Amended 364-Day Credit Agreement. The lower amount of short-term debt at September 28, 2012 compared with June 29, 2012 was primarily due to repayment and retirement of outstanding commercial paper.

Other: Our universal shelf registration statement, filed with the SEC on June 3, 2009, related to the potential future issuance of an indeterminate amount of securities, including debt securities, preferred stock, common stock, fractional interests in preferred stock represented by depositary shares and warrants to purchase debt securities, preferred stock or common stock, expired in June 2012. We expect to file with the SEC in fiscal 2013 a new automatically effective, universal shelf registration statement related to the potential future issuance of an indeterminate amount of securities of substantially similar types as covered under our recently expired universal shelf registration statement.

We expect to maintain operating ratios, fixed-charge coverage ratios and balance sheet ratios sufficient for retention of, or improvement to, our current debt ratings. There are no assurances that our debt ratings will not be reduced in the future. If our debt ratings are lowered below “investment grade,” then we may not be able to issue short-term commercial paper, but may instead need to borrow under our credit facility or pursue other options. In addition, if our debt ratings are lowered below “investment grade,” then we may also be required to provide cash collateral to support outstanding performance bonds. For a discussion of such performance bonds, see the “Commercial Commitments” discussion in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2012 Form 10-K. We do not currently foresee losing our investment-grade debt ratings, but no assurances can be given. If our debt ratings were downgraded, it could adversely impact, among other things, our future borrowing costs and access to capital markets and our ability to receive certain types of contract awards.

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

Currently we are not participating in any material transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of September 28, 2012, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our results of operations, financial condition or cash flows. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, financial condition or cash flows.

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

Commercial Commitments and Contractual Obligations

The amounts disclosed in our Fiscal 2012 Form 10-K include our contractual obligations and commercial commitments. During the first quarter ended September 28, 2012, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding surety bonds, standby letters of credit and other arrangements as disclosed in our Fiscal 2012 Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1: “Significant Accounting Policies” in our Notes to Consolidated Financial Statements included in our Fiscal 2012 Form 10-K. Critical accounting policies and estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies and estimates for us include: (i) revenue recognition on contracts and contract estimates, (ii) provisions for excess and obsolete inventory losses, (iii) impairment testing of goodwill, and (iv) income taxes and tax valuation allowances. For additional discussion of our critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” discussion in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2012 Form 10-K.

Impact of Recently Issued Accounting Standards

Accounting standards issued but not effective for us until after September 28, 2012 are not expected to have a material impact on our financial position, results of operations or cash flows.

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

•

We cannot predict the consequences of future geo-political events, but they may adversely affect the markets in which we operate our ability to insure against risks, our operations or our profitability.

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

•

Changes in the regulatory framework under which our managed satellite and terrestrial communications solutions operations are operated could adversely affect our business, financial condition and results of operations.

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

Additional details and discussions concerning some of the factors that could affect our forward-looking statements or future results are set forth in our Fiscal 2012 Form 10-K under Item 1A. “Risk Factors.” The foregoing list of factors and the factors set forth in Item 1A. “Risk Factors” included in our Fiscal 2012 Form 10-K and in Part II. Item 1A. “Risk Factors” in this Report are not exhaustive. Additional risks and uncertainties not known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations and cash flows. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition, results of operations and cash flows. The forward-looking statements contained in this Report are made as of the date hereof and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements or to update the reasons actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or otherwise. For further information concerning risk factors, see Part II. Item 1A. “Risk Factors” in this Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.

Foreign Exchange and Currency: We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at September 28, 2012 would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note N — Derivative Instruments and Hedging Activities in the Notes for additional information.

Interest Rates: As of September 28, 2012, we had long-term debt obligations. The fair value of our long-term debt obligations is impacted by changes in interest rates; however, a 10 percent change in interest rates for our long-term debt obligations at September 28, 2012 would not have had a material impact on the fair value of such long-term debt obligations. Additionally, there is no interest rate risk associated with our long-term debt obligations on our results of operations and cash flows, because the interest rates on our long-term debt obligations are fixed, and because our long-term debt is not putable (redeemable at the option of the holders of the debt prior to maturity).

As of September 28, 2012, we also had short-term variable-rate debt outstanding, primarily under our commercial paper program, subject to interest rate risk. We utilize our commercial paper program to satisfy short-term cash requirements, including bridge financing for strategic acquisitions until longer-term financing arrangements are put in place and temporarily funding repurchases under our share repurchase program. The interest rate risk associated with this short-term debt on our results of operations and cash flows is not material.

We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term debt obligations or on our results of operations or cash flows over the next twelve months.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal quarter ended September 28, 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of the fiscal quarter ended September 28, 2012 our disclosure controls and procedures were effective.

(b) Changes in internal control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and adding additional monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

General. From time to time, as a normal incident of the nature and kind of businesses in which we are, and were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; the prior sale or use of former products containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. While it is not feasible to predict the outcome of these matters with certainty, and some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us, based upon available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at September 28, 2012 are reserved against, covered by insurance or would not have a material adverse effect on our financial condition, results of operations or cash flows.

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

International. As an international company, we are, from time to time, the subject of investigations relating to our international operations, including under the U.S. export control laws, the Foreign Corrupt Practices Act (“FCPA”) and similar U.S. and international laws. As disclosed in our Fiscal 2012 Form 10-K, on April 4, 2011, we completed the acquisition of Carefx and thereby also acquired its subsidiaries, including in China (“Carefx China”). The consolidated revenue of the Carefx China operations for fiscal 2012 was approximately $1.4 million, or less than 0.1% of our consolidated revenue. In connection with our integration activities and the subsequent audit of the financials of the Carefx China operations, we became aware that certain entertainment, travel and other expenses in connection with the Carefx China operations may have been incurred or recorded improperly. In response, with the concurrence of our Audit Committee, we initiated an internal investigation, with the assistance of outside legal counsel, to determine whether violations of the FCPA potentially occurred. In the course of our investigation, we learned that certain employees of the Carefx China operations had provided pre-paid gift cards and other gifts and payments to certain customers and potential customers. Although our investigation is not complete, we have already taken remedial actions related to the Carefx China operations, including changes to internal control procedures, termination of the gift-giving practice, additional compliance training and termination of the employment of certain individuals. The preliminary results of the investigation have been disclosed to our Audit Committee, Board of Directors and auditors, and we have also contacted the U.S. Department of Justice and the SEC to voluntarily disclose that we are conducting the investigation and to advise that it is our intent to fully cooperate with any investigation that they may conduct with respect to this matter. We cannot predict at this time any regulatory action that may be taken with respect to this matter or any other potential consequences that may result. However, based on the information available to date, we do not believe that this matter will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors.

Investors should carefully review and consider the information regarding certain factors which could materially affect our business, results of operations, financial condition and cash flows as set forth under Item 1A. “Risk Factors” in our Fiscal 2012 Form 10-K. We do not believe that there have been any material changes to the risk factors previously disclosed in our Fiscal 2012 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the first quarter of fiscal 2013, we repurchased 1,078,044 shares of our common stock under our repurchase program at an average price per share of $46.36, excluding commissions. During the first quarter of fiscal 2012, we repurchased 10,618,805 shares of our common stock under our repurchase program at an average price per share of $37.65, excluding commissions. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired.

The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended September 28, 2012:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
Month No. 1
(June 30, 2012-July 27, 2012)
Repurchase Programs (1)	None	n/a	None	$533,269,788
Employee Transactions (2)	14,386	$41.02	n/a	n/a
Month No. 2
(July 28, 2012-August 24, 2012)
Repurchase Programs (1)	560,864	$46.09	560,864	$507,417,490
Employee Transactions (2)	221,193	$46.43	n/a	n/a
Month No. 3
(August 25, 2012-September 28, 2012)
Repurchase Programs (1)	517,180	$46.65	517,180	$483,291,396
Employee Transactions (2)	81,152	$47.42	n/a	n/a

Total	1,394,775	$46.38	1,078,044	$483,291,396

*	Periods represent our fiscal months.

(1)	On August 2, 2011, we announced that on July 30, 2011, our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $1 billion in shares of our common stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. Our share repurchase program does not have a stated expiration date and has resulted, and is expected to continue to result, in repurchases in excess of the dilutive effect of shares issued under our share-based incentive plans. The approximate dollar amount of our common stock that may yet be purchased under our share repurchase program as of September 28, 2012 was $483,291,396 (as reflected in the table above). However, the level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. As a matter of policy, we do not repurchase shares during the period beginning on the 15th day of the third month of a fiscal quarter and ending two days following the public release of earnings and financial results for such fiscal quarter.
(2)	Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised stock options, (b) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance shares or restricted shares that vested during the quarter, (c) performance shares or restricted shares returned to us upon retirement or employment termination of employees or (d) shares of our common stock purchased by, or sold to us by, the Harris Corporation Master Rabbi Trust, with the trustee thereof acting at our direction, to fund obligations of the Rabbi Trust under our deferred compensation plans. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.

Sales of Unregistered Securities

During the first quarter of fiscal 2013, we did not issue or sell any unregistered equity securities.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:

(3)	(a) Restated Certificate of Incorporation of Harris Corporation (1995), as amended.

(b) By-Laws of Harris Corporation, as amended and restated effective October 26, 2012, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2012. (Commission File Number 1-3863)

(10)

(a)*Amendment to Letter Agreement, dated as of July 23, 2012, by and between Harris Corporation and Howard L. Lance, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on July 26, 2012. (Commission File Number 1-3863)

(b)*Separation Agreement and Release of All Claims, dated as of August 21, 2012, by and between Harris Corporation and Jeffrey S. Shuman.

(c)*Form of Restricted Stock Unit Award Agreement Terms and Conditions (as of June 30, 3012), incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2012. (Commission File Number 1-3863)

(d) Revolving Credit Agreement, dated as of September 28, 2012, by and among Harris Corporation and the other parties thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2012. (Commission File Number 1-3863)

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

HARRIS CORPORATION (Registrant)

Date: October 31, 2012	By:	/s/ Gary L. McArthur
Gary L. McArthur
Senior Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Description

(3)	(a) Restated Certificate of Incorporation of Harris Corporation (1995), as amended.

(b) By-Laws of Harris Corporation, as amended and restated effective October 26, 2012, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2012. (Commission File Number 1-3863)

(10)

(a)*Amendment to Letter Agreement, dated as of July 23, 2012, by and between Harris Corporation and Howard L. Lance, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on July 26, 2012. (Commission File Number 1-3863)

(b)*Separation Agreement and Release of All Claims, dated as of August 21, 2012, by and between Harris Corporation and Jeffrey S. Shuman.

(c)*Form of Restricted Stock Unit Award Agreement Terms and Conditions (as of June 30, 3012), incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2012. (Commission File Number 1-3863)

(d) Revolving Credit Agreement, dated as of September 28, 2012, by and among Harris Corporation and the other parties thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2012. (Commission File Number 1-3863)

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