Form 10-Q
period 2012-12-28
HARRIS CORP /DE/
filed 2013-01-30
CIK 202058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2012

or

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

The number of shares outstanding of the registrant’s common stock as of January 25, 2013 was 112,849,817 shares.

HARRIS CORPORATION

FORM 10-Q

For the Quarter Ended December 28, 2012

This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Quarter Ended		Two Quarters Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
	(In millions, except per share amounts)
Revenue from product sales and services	$1,286.9	$1,310.2	$2,548.4	$2,646.3
Cost of product sales and services	(845.4)	(856.0)	(1,693.7)	(1,749.9)
Engineering, selling and administrative expenses	(213.1)	(222.3)	(411.3)	(445.7)
Non-operating income (loss)	(1.1)	2.9	(1.1)	3.6
Interest income	0.5	0.2	1.0	1.1
Interest expense	(27.6)	(29.1)	(55.5)	(57.2)

Income from continuing operations before income taxes	200.2	205.9	387.8	398.2
Income taxes	(61.7)	(71.1)	(121.0)	(132.8)

Income from continuing operations	138.5	134.8	266.8	265.4
Discontinued operations, net of income taxes	(93.7)	(2.5)	(308.0)	(12.0)

Net income (loss)	44.8	132.3	(41.2)	253.4
Noncontrolling interests, net of income taxes	3.7	0.8	3.9	1.3

Net income (loss) attributable to Harris Corporation	$48.5	$133.1	$(37.3)	$254.7

Amounts attributable to Harris Corporation common shareholders
Income from continuing operations	$142.2	$135.6	$270.7	$266.7
Discontinued operations, net of income taxes	(93.7)	(2.5)	(308.0)	(12.0)

Net income (loss)	$48.5	$133.1	$(37.3)	$254.7

Net income (loss) per common share attributable to Harris Corporation common shareholders
Basic net income (loss) per common share attributable to Harris Corporation common shareholders
Continuing operations	$1.26	$1.19	$2.42	$2.27
Discontinued operations	(0.83)	(0.02)	(2.75)	(0.10)

	$0.43	$1.17	$(0.33)	$2.17

Diluted net income (loss) per common share attributable to Harris Corporation common shareholders
Continuing operations	$1.25	$1.18	$2.40	$2.26
Discontinued operations	(0.82)	(0.02)	(2.73)	(0.10)

	$0.43	$1.16	$(0.33)	$2.16

Cash dividends paid per common share	$0.37	$0.28	$0.74	$0.56

Basic weighted average common shares outstanding	112.3	112.4	112.1	116.1
Diluted weighted average common shares outstanding	112.9	112.8	112.7	116.5

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended		Two Quarters Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
	(In millions)
Net income (loss)	$44.8	$132.3	$(41.2)	$253.4
Other comprehensive income (loss):
Foreign currency translation	(4.4)	(11.6)	33.7	(51.0)
Net unrealized gain (loss) on hedging derivatives, net of income taxes	0.2	0.2	(0.2)	0.6
Net unrealized gain (loss) on securities available-for-sale, net of income taxes	(1.7)	(0.1)	(2.7)	0.3
Amortization of loss on treasury lock, net of income taxes	0.1	0.2	0.3	0.3
Net unrecognized pension obligations, net of income taxes	1.1	1.0	1.6	2.2

Total comprehensive income (loss)	40.1	122.0	(8.5)	205.8
Comprehensive loss attributable to noncontrolling interests	3.7	0.8	3.9	1.3

Total comprehensive income (loss) attributable to Harris Corporation	$43.8	$122.8	$(4.6)	$207.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	December 28, 2012	June 29, 2012
	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$328.1	$356.0
Receivables	702.5	750.2
Inventories	624.5	617.8
Income taxes receivable	35.3	12.0
Current deferred income taxes	174.4	160.5
Other current assets	77.7	71.2
Assets of discontinued operations	316.7	632.7

Total current assets	2,259.2	2,600.4
Non-current Assets
Property, plant and equipment	666.6	659.4
Goodwill	1,709.2	1,695.3
Intangible assets	380.3	421.7
Non-current deferred income taxes	81.9	80.3
Other non-current assets	144.1	135.7

Total non-current assets	2,982.1	2,992.4

	$5,241.3	$5,592.8

Liabilities and Equity
Current Liabilities
Short-term debt	$38.1	$159.4
Accounts payable	299.0	381.0
Compensation and benefits	189.5	229.1
Other accrued items	237.9	269.6
Advance payments and unearned income	265.2	221.5
Income taxes payable	—	12.0
Current deferred income taxes	2.0	0.8
Current portion of long-term debt	12.6	4.8
Liabilities of discontinued operations	118.9	136.2

Total current liabilities	1,163.2	1,414.4
Non-current Liabilities
Long-term debt	1,879.2	1,883.0
Long-term contract liability	103.3	109.5
Other long-term liabilities	269.5	239.8

Total non-current liabilities	2,252.0	2,232.3
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding
112,396,739 shares at December 28, 2012 and 112,147,405 shares at June 29, 2012	112.4	112.1
Other capital	478.1	432.8
Retained earnings	1,222.2	1,416.6
Accumulated other comprehensive income (loss)	10.1	(22.6)

Total shareholders’ equity	1,822.8	1,938.9
Noncontrolling interests	3.3	7.2

Total equity	1,826.1	1,946.1

	$5,241.3	$5,592.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Two Quarters Ended
	December 28, 2012	December 30, 2011
	(In millions)
Operating Activities
Net income (loss)	$(41.2)	$253.4
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	110.2	129.3
Share-based compensation	15.0	16.6
Non-current deferred income taxes	0.2	(3.4)
Gain on the sale of securities available-for-sale	(9.0)	—
Impairment of assets of discontinued operations	320.7	—
(Increase) decrease in:
Accounts and notes receivable	57.6	(21.7)
Inventories	(9.9)	21.5
Increase (decrease) in:
Accounts payable and accrued expenses	(151.0)	(169.4)
Advance payments and unearned income	39.8	43.0
Income taxes	(49.1)	7.3
Other	(3.8)	1.4

Net cash provided by operating activities	279.5	278.0

Investing Activities
Net cash paid for acquired businesses	—	(14.0)
Cash paid for cost-method investment	(0.8)	—
Additions of property, plant and equipment	(79.9)	(111.3)
Additions of capitalized software	(2.8)	(11.2)
Proceeds from the sale of securities available-for-sale	11.9	—

Net cash used in investing activities	(71.6)	(136.5)

Financing Activities
Proceeds from borrowings	10.4	364.9
Repayments of borrowings	(129.4)	(3.7)
Proceeds from exercises of employee stock options	78.4	6.2
Repurchases of common stock	(114.2)	(423.2)
Cash dividends	(84.0)	(64.5)

Net cash used in financing activities	(238.8)	(120.3)

Effect of exchange rate changes on cash and cash equivalents	3.0	(1.1)

Net increase (decrease) in cash and cash equivalents	(27.9)	20.1

Cash and cash equivalents, beginning of year	356.0	366.9

Cash and cash equivalents, end of quarter	$328.1	$387.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 28, 2012

Note A — Significant Accounting Policies and Recent Accounting Standards

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Harris Corporation and its subsidiaries. As used in these Notes to Condensed Consolidated Financial Statements (Unaudited) (these “Notes”), the terms “Harris,” “Company,” “we,” “our” and “us” refer to Harris Corporation and its consolidated subsidiaries. Intercompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements have been prepared by Harris, without an audit, in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for annual financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented therein. The results for the quarter and two quarters ended December 28, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at June 29, 2012 has been derived from the audited financial statements but does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. We provide complete financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2012 (our “Fiscal 2012 Form 10-K”).

In the third quarter of fiscal 2012, our Board of Directors approved a plan to exit our cyber integrated solutions operation (“CIS”), which provided remote cloud hosting, and to dispose of the related assets, and we reported CIS as discontinued operations beginning with our financial results presented in our Quarterly Report on Form 10-Q for the third quarter of fiscal 2012. In the fourth quarter of fiscal 2012, our Board of Directors approved a plan to divest Broadcast Communications, which provides digital media management solutions in support of broadcast customers, and we reported Broadcast Communications as discontinued operations beginning with our financial results presented in our Fiscal 2012 Form 10-K. On December 5, 2012, we entered into a definitive Asset Sale Agreement with Gores Broadcast Solutions, Inc., an affiliate of The Gores Group, LLC, relating to the sale of Broadcast Communications, which we expect to complete in early calendar year 2013. Both CIS and Broadcast Communications were formerly part of our Integrated Network Solutions segment. Our historical financial results, except for disclosures related to our cash flows, have been restated to account for CIS and Broadcast Communications as discontinued operations. For additional information regarding discontinued operations, see Note B — Discontinued Operations in these Notes. Except for disclosures related to our cash flows, or unless otherwise specified, disclosures in this Report relate solely to our continuing operations.

In the second quarter of fiscal 2013, we concluded an error in classification existed in the 2012 Consolidated Statement of Income included in our Fiscal 2012 Form 10-K. The error in classification resulted in reporting for fiscal 2012 $233 million of product revenue as services revenue, and $192 million of cost of product revenue as cost of services revenue, but did not otherwise affect the reported amounts for total revenue, total cost of product sales and services, gross margin or any other reported income statement, balance sheet or statement of cash flows amounts.

The following table presents amounts originally reported and balances as corrected for the affected income statement line items:

	2012 As reported	2012 As corrected
	(In millions)
Revenue from product sales	$3,364.7	$3,597.8
Revenue from services	2,086.6	1,853.5

Total revenue from product sales and services	$5,451.3	$5,451.3

Cost of product sales	$1,945.2	$2,137.6
Cost of services	1,624.1	1,431.7

Total cost of product sales and services	$3,569.3	$3,569.3

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the accompanying condensed consolidated financial statements and these Notes. These estimates and assumptions are based on experience and other information available prior to issuance of the accompanying condensed consolidated financial statements and these Notes. Materially different results can occur as circumstances change and additional information becomes known.

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

Note B — Discontinued Operations

In the third quarter of fiscal 2012, our Board of Directors approved a plan to exit CIS, which provided remote cloud hosting, and to dispose of the related assets, and we reported CIS as discontinued operations beginning with our financial results presented in our Quarterly Report on Form 10-Q for the third quarter of fiscal 2012. We expect to complete the disposition of assets of CIS during fiscal 2013. In the fourth quarter of fiscal 2012, our Board of Directors approved a plan to divest Broadcast Communications, which provides digital media management solutions in support of broadcast customers, and we reported Broadcast Communications as discontinued operations beginning with our financial results presented in our Fiscal 2012 Form 10-K. On December 5, 2012, we entered into a definitive Asset Sale Agreement with Gores Broadcast Solutions, Inc., an affiliate of The Gores Group, LLC, relating to the sale of Broadcast Communications, which we expect to complete in early calendar year 2013. Both CIS and Broadcast Communications were formerly part of our Integrated Network Solutions segment. Our historical financial results, except for disclosures related to our cash flows, have been restated to account for CIS and Broadcast Communications as discontinued operations.

Based on recent indicators of value during the second quarter of fiscal 2013, including financial performance, market conditions and our entering into a definitive Asset Sale Agreement relating to the sale of Broadcast Communications as noted above, net assets of Broadcast Communications were written down from a carrying amount of $263.2 million to their estimated fair value of $175.0 million, less estimated costs to sell of $9.7 million (or $165.3 million), resulting in a non-cash impairment charge of $97.9 million. The impairment related to goodwill, other long-lived assets and inventory, a substantial portion of which was deductible for tax purposes. The impairment does not impact covenant compliance under our credit arrangements, and we do not expect the impairment to impact our ongoing financial performance, although no assurance can be given.

Summarized financial information for our discontinued operations related to CIS and Broadcast Communications is as follows:

	Quarter Ended		Two Quarters Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
	(In millions)
Revenue from product sales and services	$116.0	$136.2	$232.9	$260.4

Loss before income taxes	$(107.9)	$(4.9)	$(326.6)	$(20.9)
Income taxes	14.2	2.4	18.6	8.9

Discontinued operations, net of income taxes	$(93.7)	$(2.5)	$(308.0)	$(12.0)

	December 28, 2012	June 29, 2012
	(In millions)
Receivables	$94.2	$103.6
Inventories	121.2	128.0
Other current assets	8.8	9.4

Total current assets	224.2	241.0
Property, plant and equipment	89.7	89.0
Goodwill	—	267.7
Other non-current assets	2.8	35.0

Total assets	316.7	632.7

Accounts payable	16.0	26.9
Accrued and other liabilities	102.9	109.3

Total liabilities	118.9	136.2

Net assets of discontinued operations	$197.8	$496.5

Unless otherwise specified, the information set forth in these Notes, other than this Note B — Discontinued Operations, relates solely to our continuing operations.

Note C — Stock Options and Other Share-Based Compensation

As of December 28, 2012, we had two shareholder-approved employee stock incentive plans (“SIPs”) under which options or other share-based compensation was outstanding, and we had the following types of share-based awards outstanding under our SIPs: stock options, performance share awards, performance share unit awards, restricted stock awards and restricted stock unit awards. We believe that such awards more closely align the interests of employees with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our SIPs). The compensation cost related to our share-based awards that was charged against income for the quarter and two quarters ended December 28, 2012 was $9.0 million and $15.0 million, respectively. The compensation cost related to our share-based awards that was charged against income for the quarter and two quarters ended December 30, 2011 was $7.3 million and $16.6 million, respectively.

Grants to employees under our SIPs during the quarter ended December 28, 2012 consisted of 11,550 stock options, 2,950 performance share unit awards and 14,500 restricted stock unit awards. Grants to employees under our SIPs during the two quarters ended December 28, 2012 consisted of 1,514,700 stock options, 408,850 performance share unit awards and 229,550 restricted stock unit awards. The fair value of each option award was estimated on the date of grant using the Black-Scholes-Merton option-pricing model which used the following assumptions: expected dividend yield of 2.96 percent; expected volatility of 33.47 percent; risk-free interest rates averaging 0.72 percent; and expected term in years of 5.23. The fair value of each performance share unit award was estimated using a simulated fair value from a Monte Carlo simulation as of the grant date less a discount to reflect the delay in payment of cash dividend-equivalents that are made only upon vesting.

Note D — Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) at December 28, 2012 and June 29, 2012 were as follows:

	December 28, 2012	June 29, 2012
	(In millions)
Foreign currency translation	$39.1	$5.4
Net unrealized gain on hedging derivatives, net of income taxes	0.5	0.7
Net unrealized gain (loss) on securities available-for-sale, net of income taxes	—	2.7
Unamortized loss on treasury lock, net of income taxes	(2.7)	(3.0)
Unrecognized pension obligations, net of income taxes	(26.8)	(28.4)

	$10.1	$(22.6)

Note E — Receivables

Receivables are summarized below:

	December 28, 2012	June 29, 2012
	(In millions)
Accounts receivable	$583.0	$618.7
Unbilled costs and accrued earnings on cost-plus contracts	126.1	138.5
Notes receivable due within one year, net	0.3	—

	709.4	757.2
Less allowances for collection losses	(6.9)	(7.0)

	$702.5	$750.2

Note F — Inventories

Inventories are summarized below:

	December 28, 2012	June 29, 2012
	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$413.1	$403.1
Finished products	55.2	68.0
Work in process	20.9	23.1
Raw materials and supplies	135.3	123.6

	$624.5	$617.8

Unbilled costs and accrued earnings on fixed-price contracts were net of progress payments of $166.3 million at December 28, 2012 and $149.0 million at June 29, 2012.

Note G — Property, Plant and Equipment

Property, plant and equipment are summarized below:

	December 28, 2012	June 29, 2012
	(In millions)
Land	$13.0	$13.0
Software capitalized for internal use	97.3	93.1
Buildings	430.3	414.1
Machinery and equipment	1,059.5	1,014.2

	1,600.1	1,534.4
Less allowances for depreciation and amortization	(933.5)	(875.0)

	$666.6	$659.4

Depreciation and amortization expense related to property, plant and equipment for the quarter and two quarters ended December 28, 2012 was $35.2 million and $69.7 million, respectively. Depreciation and amortization expense related to property, plant and equipment for the quarter and two quarters ended December 30, 2011 was $33.6 million and $69.5 million, respectively.

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

The 2012 Credit Agreement contains certain customary representations and certain customary covenants, including covenants limiting: certain liens on assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and certain investments in unrestricted subsidiaries; and a covenant requiring that we not permit our ratio of consolidated total indebtedness to total capital, each as defined in the 2012 Credit Agreement, to be greater than 0.60 to 1.00 at any time. We were in compliance with the covenants in the 2012 Credit Agreement at December 28, 2012. The 2012 Credit Agreement contains certain events of default, including: failure to make payments; failure to perform or observe terms, covenants or agreements; material inaccuracy of any representation or warranty; payment default under other indebtedness with a principal amount in excess of $100 million or acceleration of or ability to accelerate such other indebtedness; occurrence of one or more final judgments or orders for the payment of money in excess of $100 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $100 million; any bankruptcy or insolvency; invalidity of 2012 Credit Agreement documentation; or a change of control (as defined in the 2012 Credit Agreement, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock). If an event of default occurs, then the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All principal amounts borrowed or outstanding under the 2012 Credit Agreement are due on September 28, 2017, unless the commitments are terminated earlier either at our request or if certain events of default occur. At December 28, 2012, we had no borrowings outstanding under the 2012 Credit Agreement, but we had $30.0 million of short-term debt outstanding under our commercial paper program that was supported by the 2012 Credit Facility.

Note I — Accrued Warranties

Changes in our warranty liability, which is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited), during the two quarters ended December 28, 2012 were as follows:

(In millions)
Balance at June 29, 2012	$40.4
Warranty provision for sales made during the two quarters ended December 28, 2012	8.1
Settlements made during the two quarters ended December 28, 2012	(6.5)
Other adjustments to warranty liability, including those for foreign currency translation, during the two quarters ended December 28, 2012	(8.0)

Balance at December 28, 2012	$34.0

Note J — Income From Continuing Operations Per Share

The computations of income from continuing operations per share are as follows (in this Note J, “income from continuing operations” refers to income from continuing operations attributable to Harris Corporation common shareholders):

	Quarter Ended		Two Quarters Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
	(In millions, except per share amounts)
Income from continuing operations	$142.2	$135.6	$270.7	$266.7
Adjustments for participating securities outstanding	(1.2)	(1.9)	—	(3.4)

Income from continuing operations used in basic and diluted common share calculations (A)	$141.0	$133.7	$270.7	$263.3

Basic weighted average common shares outstanding (B)	112.3	112.4	112.1	116.1
Impact of dilutive stock options	0.6	0.4	0.6	0.4

Diluted weighted average common shares outstanding (C)	112.9	112.8	112.7	116.5

Income from continuing operations per basic common share (A)/(B)	$1.26	$1.19	$2.42	$2.27
Income from continuing operations per diluted common share (A)/(C)	$1.25	$1.18	$2.40	$2.26

Potential dilutive common shares primarily consist of employee stock options. Employee stock options to purchase approximately 3,063,679 and 5,227,907 shares of our common stock were outstanding at December 28, 2012 and December 30, 2011, respectively, but were not included as dilutive stock options in the computations of income from continuing operations per diluted common share because the effect would have been antidilutive because the options’ exercise prices exceeded the average market price of our common stock.

Note K — Non-Operating Income (Loss)

The components of non-operating income (loss) were as follows:

	Quarter Ended		Two Quarters Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
	(In millions)
Gain on the sale of securities available-for-sale	$3.0	$—	$9.0	$—
Impairment of cost-method investments	—	—	(5.8)	—
Impairment of investment in joint venture	(6.4)	—	(6.4)	—
Net royalty income	2.2	2.9	2.0	3.1
Equity investment income	—	—	—	0.4
Other	0.1	—	0.1	0.1

	$(1.1)	$2.9	$(1.1)	$3.6

Note L — Income Taxes

Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 30.8 percent in the second quarter of fiscal 2013 compared with 34.5 percent in the second quarter of fiscal 2012. In the second quarter of fiscal 2013, our effective tax rate benefited from confirmation of the availability of certain acquired tax attributes due to audit resolution. Subsequent to the close of the second quarter of fiscal 2013, legislation was enacted that restored the U.S. Federal income tax credit for qualifying research and development expenses. Based on this legislative action, we expect to receive a benefit in our effective tax rate of approximately $7 million in the third quarter of fiscal 2013 and approximately $1 million in the fourth quarter of fiscal 2013.

Our effective tax rate was 31.2 percent in the first two quarters of fiscal 2013 compared with 33.4 percent in the first two quarters of fiscal 2012. In the first two quarters of fiscal 2013, our effective tax rate benefited from tax elections resulting in the deductibility of certain expenses, a reduction in estimated non-U.S. tax liabilities, a reduction in state taxes due to changes in certain state tax laws and confirmation of the availability of certain acquired tax attributes due to audit resolution. In the first two quarters of fiscal 2012, our effective tax rate benefited from a reduction in state taxes due to changes in certain state tax laws and a reduction in estimated tax liabilities.

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

The following table presents the fair value hierarchy of our assets and liabilities measured at fair value on a recurring basis (at least annually) as of December 28, 2012:

	Level 1	Level 2	Level 3	Total
	(In millions)
Assets
Marketable equity securities (1)	$0.1	$—	$—	$0.1
Deferred compensation plan investments (2)
Money market fund	31.0	—	—	31.0
Stock fund	41.0	—	—	41.0
Equity security	21.5	—	—	21.5
Pension plan investments (3)
Stock funds	42.6	—	—	42.6
Government securities	37.4	—	—	37.4
Foreign currency forward contracts (4)	—	1.1	—	1.1
Liabilities
Deferred compensation plans (5)	100.4	—	—	100.4
Foreign currency forward contracts (6)	—	0.5	—	0.5

(1)	Represents investments classified as securities available-for-sale, which we include in the “Other current assets” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited).
(2)	Represents investments held in a Rabbi Trust associated with our non-qualified deferred compensation plans, which we include in the “Other current assets” and “Other non-current assets” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited).
(3)	Represents investments related to our defined benefit plan in the United Kingdom, which we include in the “Other non-current assets” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited).
(4)	Includes derivatives designated as hedging instruments, which we include in the “Other current assets” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited). The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities.
(5)	Primarily represents obligations to pay benefits under certain non-qualified deferred compensation plans, which we include in the “Compensation and benefits” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited). Under these plans, participants designate investment options (including money market, stock, fixed-income and blended funds), which serve as the basis for measurement of the notional value of their accounts.
(6)	Includes derivatives designated as hedging instruments, which we include in the “Other accrued items” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited). The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities.

The following table presents fair value information for certain nonfinancial assets and liabilities measured and recorded at fair value on a nonrecurring basis as of December 28, 2012:

	Fair Value at December 28, 2012	Fair Value Measurements Using
		Level 1	Level 2	Level 3
	(In millions)
Broadcast Communications — Net assets of discontinued operation	$175.0	$—	$—	$175.0
CIS — Assets of discontinued operation	$38.0	$—	$—	$38.0

In the second quarter of fiscal 2013, we recorded an additional non-cash impairment charge of $97.9 million in discontinued operations to write down the carrying amount of net assets related to Broadcast Communications. See Note B — Discontinued Operations in these Notes for additional information.

The following table presents the carrying amounts and estimated fair values of our significant financial instruments that were not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	December 28, 2012		June 29, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(In millions)
Financial Liabilities
Long-term debt (including current portion) (1)	$1,891.8	$2,199.3	$1,887.8	$2,148.1

(1)	The fair value was estimated using a market approach based on quoted market prices for our debt traded in the secondary market. If our long-term debt in our balance sheet were measured at fair value, it would be categorized in Level 2 of the fair value hierarchy.

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

At December 28, 2012, we had open foreign currency forward contracts with a notional amount of $91.8 million, of which $36.1 million were classified as fair value hedges and $55.7 million were classified as cash flow hedges. This compares with open foreign currency forward contracts with a notional amount of $103.9 million at June 29, 2012, of which $63.4 million were classified as fair value hedges and $40.5 million were classified as cash flow hedges. At December 28, 2012, contract expiration dates ranged from less than 1 month to 15 months with a weighted average contract life of 4 months.

Balance Sheet Hedges

To manage the exposure in our balance sheet to risks from changes in foreign currency exchange rates, we implement fair value hedges. More specifically, we use foreign currency forward contracts and options to hedge certain balance sheet items, including foreign currency denominated accounts receivable and inventory. Changes in the value of the derivatives and the related hedged items are reflected in earnings, in the “Cost of product sales and services” line item in the accompanying Condensed Consolidated Statement of Income (Unaudited). As of December 28, 2012, we had outstanding foreign currency forward contracts denominated in the Norwegian Krone, Euro, Singapore Dollar, Australian Dollar, Canadian Dollar and British Pound to hedge certain balance sheet items. The net gains or losses on foreign currency forward contracts designated as fair value hedges were not material for the quarter and two quarters ended December 28, 2012 or for the quarter and two quarters ended December 30, 2011. In addition, no amounts were recognized in earnings in the quarter and two quarters ended December 28, 2012 or in the quarter and two quarters ended December 30, 2011 related to hedged firm commitments that no longer qualify as fair value hedges.

Cash Flow Hedges

To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments from suppliers, future committed sales to customers and intracompany transactions. These derivatives are primarily being used to hedge currency exposures from cash flows anticipated in our RF Communications and Integrated Network Solutions segments related to programs in Brazil, Canada and the United Kingdom. We also have hedged U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of December 28, 2012, we had outstanding foreign currency forward contracts denominated in the Brazilian Real, Canadian Dollar and British Pound to hedge certain forecasted transactions.

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

The net gains or losses from cash flow hedges recognized in earnings or recorded in other comprehensive income, including gains or losses related to hedge ineffectiveness, were not material in the quarter and two quarters ended December 28, 2012 or in the quarter and two quarters ended December 30, 2011. We do not expect the net gains or losses recognized in the “Accumulated other comprehensive income (loss)” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of December 28, 2012 that will be reclassified to earnings from other comprehensive income within the next 12 months to be material.

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

See Note M — Fair Value Measurements in these Notes for the amount of the assets and liabilities related to these foreign currency forward contracts in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of December 28, 2012, and see Note D — Accumulated Other Comprehensive Income (Loss) in these Notes for additional information on changes in accumulated other comprehensive income (loss) for the quarter and two quarters ended December 28, 2012.

Note O — Changes in Estimates

Estimates and assumptions, and changes therein, are important in connection with, among others, our segments’ revenue recognition policies related to development and production contracts. Revenue and profits related to development and production contracts are recognized using the percentage-of-completion method, generally based on the ratio of costs incurred to estimated total costs at completion (i.e., the cost-to-cost method). Revenue and profits on cost-reimbursable development and production contracts are recognized as allowable costs are incurred on the contract, and become billable to the customer, in an amount equal to the allowable costs plus the profit on those costs.

Development and production contracts are combined when specific aggregation criteria are met. Criteria generally include closely interrelated activities performed for a single customer within the same economic environment. Development and production contracts are generally not segmented. If development and production contracts are segmented, we have determined that they meet specific segmenting criteria. Change orders, claims or other items that may change the scope of a development and production contract are included in contract value only when the value can be reliably estimated and realization is probable. Possible incentives or penalties and award fees applicable to performance on development and production contracts are considered in estimating contract value and profit rates and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions that increase earnings based solely on a single significant event are generally not recognized until the event occurs.

Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each development and production contract over its period of performance. Recognition of profit on development and production fixed-price contracts requires estimates of the total cost at completion and the measurement of progress toward completion. The estimated profit or loss on a development and production contract is equal to the difference between the estimated contract value and the estimated total cost at completion. Due to the long-term nature of many of our programs, developing the estimated total cost at completion often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance, the risk and impact of delayed performance, availability and timing of funding from the customer and the recoverability of any claims outside the original development and production contract included in the estimate to complete. At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion in line with these expectations. After establishing the estimated total cost at completion, we follow a standard Estimate at Completion (“EAC”) process in which management reviews the progress and performance on our ongoing development and production contracts at least quarterly and, in many cases, more frequently. If we successfully retire risks associated with the technical, schedule and cost aspects of a contract, we may lower our estimated total cost at completion commensurate with the retirement of these risks. Conversely, if we are not successful in retiring these risks, we may increase our estimated total cost at completion. Additionally, at the outset of a cost-reimbursable contract (for example, contracts containing award or incentive fees), we establish an estimate of total contract value, or revenue, based on our expectation of performance on the contract. As the cost-reimbursable contract progresses, our estimates of total contract value may increase or decrease if, for example, we receive higher or lower than expected award fees. When adjustments in estimated total costs at completion or in estimates of total contract value are determined, the related impact to operating income is recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Anticipated losses on development and production contracts or programs in progress are charged to operating income when identified. Net EAC adjustments resulting from changes in estimates favorably impacted our operating income in the quarter and two quarters ended December 28, 2012 by $13.4 million ($0.08 per diluted share) and $25.7 million ($0.16 per diluted share), respectively. Net EAC adjustments resulting from changes in estimates favorably impacted our operating income in the quarter and two quarters ended December 30, 2011 by $11.0 million ($0.06 per diluted share) and $14.0 million ($0.08 per diluted share), respectively.

Note P — Business Segments

We structure our operations primarily around the products and services we sell and the markets we serve, and we report the financial results of our operations in the following three reportable operating or business segments — RF Communications, Integrated Network Solutions and Government Communications Systems. Our RF Communications segment is a global supplier of secure tactical radio communications and embedded high-grade encryption solutions for military, government and commercial organizations and also of secure communications systems and equipment for public safety, utility and transportation markets. Our Integrated Network Solutions segment provides government, energy and healthcare customers with mission-critical end-to-end information technology (“IT”) services, managed satellite and terrestrial communications solutions and standards-based healthcare interoperability solutions. Our Government Communications Systems segment conducts advanced research and produces, integrates and supports highly reliable, net-centric communications and information technology that solve the mission-critical challenges of our civilian, intelligence and defense government customers, primarily the U.S. Government. Each business segment is comprised of multiple program areas and product and service lines that aggregate into such business segment.

In the third quarter of fiscal 2012, our Board of Directors approved a plan to exit CIS, which provided remote cloud hosting, and to dispose of the related assets, and we reported CIS as discontinued operations beginning with our financial results presented in our Quarterly Report on Form 10-Q for the third quarter of fiscal 2012. In the fourth quarter of fiscal 2012, our Board of Directors approved a plan to divest Broadcast Communications, which provides digital media management solutions in support of broadcast customers, and we reported Broadcast Communications as discontinued operations beginning with our financial results presented in our Fiscal 2012 Form 10-K. On December 5, 2012, we entered into a definitive Asset Sale Agreement with Gores Broadcast Solutions, Inc., an affiliate of The Gores Group, LLC, relating to the sale of Broadcast Communications, which we expect to complete in early calendar year 2013. Both CIS and Broadcast Communications were formerly part of our Integrated Network Solutions segment. For additional information regarding discontinued operations, see Note B — Discontinued Operations in these Notes. Our historical financial results, except for disclosures related to our cash flows, have been restated to account for CIS and Broadcast Communications as discontinued operations.

The accounting policies of our business segments are the same as those described in Note 1: “Significant Accounting Policies” in our Fiscal 2012 Form 10-K and in Note O — Changes in Estimates in these Notes. We evaluate each segment’s performance based on its operating income or loss, which we define as profit or loss from operations before income taxes excluding interest income and expense, royalties and related intellectual property expenses, equity investment income or loss and gains or losses from securities and other investments. Intersegment sales are generally transferred at cost to the buying segment and the sourcing segment recognizes a profit that is eliminated. The “Corporate eliminations” line item in the tables below represents the elimination of intersegment sales and their related profits. The “Unallocated corporate expense” line item in the tables below represents the portion of corporate expenses not allocated to our business segments.

Total assets by business segment are summarized below:

	December 28, 2012	June 29, 2012
	(In millions)
Total Assets
RF Communications	$1,309.7	$1,344.8
Integrated Network Solutions	1,859.3	1,854.3
Government Communications Systems	977.9	1,001.4
Corporate	777.7	759.6
Discontinued operations	316.7	632.7

	$5,241.3	$5,592.8

Segment revenue, segment operating income and a reconciliation of segment operating income to total income from continuing operations before income taxes follow:

	Quarter Ended		Two Quarters Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
	(In millions)
Revenue
RF Communications	$486.0	$525.7	$930.7	$1,022.8
Integrated Network Solutions	396.3	385.4	772.0	804.0
Government Communications Systems	438.8	422.4	904.3	866.1
Corporate eliminations	(34.2)	(23.3)	(58.6)	(46.6)

	$1,286.9	$1,310.2	$2,548.4	$2,646.3

Income From Continuing Operations Before Income Taxes
Segment Operating Income:
RF Communications	$151.0	$172.4	$285.1	$326.4
Integrated Network Solutions	32.4	19.5	64.8	41.3
Government Communications Systems	65.5	62.9	132.6	126.0
Unallocated corporate expense	(17.7)	(22.0)	(34.4)	(40.6)
Corporate eliminations	(2.8)	(0.9)	(4.7)	(2.4)
Non-operating income (loss) (1)	(1.1)	2.9	(1.1)	3.6
Net interest expense	(27.1)	(28.9)	(54.5)	(56.1)

	$200.2	$205.9	$387.8	$398.2

(1)	“Non-operating income (loss)” includes equity investment income (loss), royalties and related intellectual property expenses, gains and losses on sales of investments and securities available-for-sale, and impairments of investments and securities available-for-sale. Additional information regarding non-operating income (loss) is set forth in Note K — Non-Operating Income (Loss) in these Notes.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Harris Corporation

We have reviewed the condensed consolidated balance sheet of Harris Corporation as of December 28, 2012, and the related condensed consolidated statements of income and comprehensive income for the quarter and two quarters ended December 28, 2012 and December 30, 2011, and the condensed consolidated statements of cash flows for the two quarters ended December 28, 2012 and December 30, 2011. These financial statements are the responsibility of the Company’s management.

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

January 30, 2013

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

RESULTS OF OPERATIONS

Highlights

Operations results for the second quarter of fiscal 2013 include:

•	Revenue decreased 1.8 percent to $1,286.9 million in the second quarter of fiscal 2013 from $1,310.2 million in the second quarter of fiscal 2012;

•	Income from continuing operations increased to $142.2 million in the second quarter of fiscal 2013 compared with $135.6 million in the second quarter of fiscal 2012;

•	Income from continuing operations per diluted share increased to $1.25 in the second quarter of fiscal 2013 compared with $1.18 in the second quarter of fiscal 2012;

•

Our RF Communications segment revenue decreased 7.6 percent to $486.0 million and operating income decreased 12.4 percent to $151.0 million in the second quarter of fiscal 2013 compared with the second quarter of fiscal 2012;

•

Our Integrated Network Solutions segment revenue increased 2.8 percent to $396.3 million and operating income increased 66.2 percent to $32.4 million in the second quarter of fiscal 2013 compared with the second quarter of fiscal 2012. Operating income in the second quarter of fiscal 2012 included $9.7 million of acquisition-related charges;

•

Our Government Communications Systems segment revenue increased 3.9 percent to $438.8 million and operating income increased 4.1 percent to $65.5 million in the second quarter of fiscal 2013 compared with the second quarter of fiscal 2012;

•	Net cash provided by operating activities increased 0.5 percent to $279.5 million in the first two quarters of fiscal 2013 compared with $278.0 million in the first two quarters of fiscal 2012; and

•

In the second quarter of fiscal 2013, we recorded an additional non-cash impairment charge of $97.9 million in discontinued operations to write down the carrying amount of net assets related to Broadcast Communications.

Consolidated Results of Operations

	Quarter Ended			Two Quarters Ended
	December 28, 2012	December 30, 2011	% Inc/(Dec)	December 28, 2012	December 30, 2011	% Inc/(Dec)
	(Dollars in millions, except per share amounts)
Revenue:
RF Communications	$486.0	$525.7	(7.6)%	$930.7	$1,022.8	(9.0)%
Integrated Network Solutions	396.3	385.4	2.8%	772.0	804.0	(4.0)%
Government Communications Systems	438.8	422.4	3.9%	904.3	866.1	4.4%
Corporate eliminations	(34.2)	(23.3)	46.8%	(58.6)	(46.6)	25.8%

Total revenue	1,286.9	1,310.2	(1.8)%	2,548.4	2,646.3	(3.7)%

Cost of product sales and services	(845.4)	(856.0)	(1.2)%	(1,693.7)	(1,749.9)	(3.2)%

Gross margin	441.5	454.2	(2.8)%	854.7	896.4	(4.7)%
% of revenue	34.3%	34.7%		33.5%	33.9%

Engineering, selling and administrative expenses	(213.1)	(222.3)	(4.1)%	(411.3)	(445.7)	(7.7)%
% of revenue	16.6%	17.0%		16.1%	16.8%

Non-operating income (loss)	(1.1)	2.9	*	(1.1)	3.6	*
Net interest expense	(27.1)	(28.9)	(6.2)%	(54.5)	(56.1)	(2.9)%

Income before taxes	200.2	205.9	(2.8)%	387.8	398.2	(2.6)%
Income taxes	(61.7)	(71.1)	(13.2)%	(121.0)	(132.8)	(8.9)%
Effective tax rate	30.8%	34.5%		31.2%	33.4%

Income from continuing operations	138.5	134.8	2.7%	266.8	265.4	0.5%
Noncontrolling interests, net of income taxes	3.7	0.8	*	3.9	1.3	*

Income from continuing operations attributable to Harris Corporation common shareholders	142.2	135.6	4.9%	270.7	266.7	1.5%
% of revenue	11.0%	10.3%		10.6%	10.1%

Discontinued operations, net of income taxes	(93.7)	(2.5)	*	(308.0)	(12.0)	*

Net income (loss) attributable to Harris Corporation	$48.5	$133.1	(63.6)%	$(37.3)	$254.7	*

Income from continuing operations per diluted common share attributable to Harris Corporation common shareholders	$1.25	$1.18	5.9%	$2.40	$2.26	6.2%

*	Not meaningful

Revenue

Second Quarter 2013 Compared With Second Quarter 2012: The decrease in revenue in the second quarter of fiscal 2013 compared with the second quarter of fiscal 2012 was primarily due to lower revenue in our RF Communications segment, partially offset by higher revenue in our Government Communications Systems and Integrated Network Solutions segments. The lower revenue in our RF Communications segment was due to lower Tactical Communications revenue. The higher revenue in our Government Communications Systems segment was primarily due to year-over-year revenue increases from the Geostationary Operational Environmental Satellite — Series R (“GOES-R”) Ground and Antenna Segment weather programs for the National Oceanic and Atmospheric Administration (“NOAA”), the Space Network Ground Segment Sustainment (“SGSS”) program for NASA and various classified programs. The higher revenue in our Integrated Network Solution segment was primarily due to solid revenue growth in Harris CapRock Communications and Healthcare Solutions, partially offset by a decline in IT Services revenue, primarily from the loss of the National Reconnaissance Office “Patriot” program.

First Two Quarters 2013 Compared With First Two Quarters 2012: The decrease in revenue in the first two quarters of fiscal 2013 compared with the first two quarters of fiscal 2012 was primarily due to lower revenue in our RF Communications and Integrated Network Solutions segments, partially offset by higher revenue in our Government Communications Systems segment. The lower revenue in our RF Communications segment was primarily due to lower Tactical Communications revenue. The lower revenue in our Integrated Network Solutions segment was primarily due to lower revenue in IT Services which was impacted by the loss of the Patriot program. The higher revenue in our Government Communications Systems segment was primarily due to year-over-year revenue increases from the GOES-R Ground and Antenna Segment weather programs, the SGSS program and various classified programs, partially offset by continued lower spending by Department of Defense (“DoD”) customers.

See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Gross Margin

Second Quarter 2013 Compared With Second Quarter 2012: The decrease in gross margin as a percentage of revenue (“gross margin percentage”) in the second quarter of fiscal 2013 compared with the second quarter of fiscal 2012 was primarily due to a decrease in gross margin percentage in, and a higher percentage of our overall sales generated by, our lower-margin Integrated Network Solutions segment. The decrease in the gross margin percentage in our Integrated Network Solutions segment was primarily due to income in the second quarter of fiscal 2012 associated with the winding down of the Patriot program in IT Services, and a reallocation of resources to program execution in the second quarter of fiscal 2013 in Healthcare Solutions.

First Two Quarters 2013 Compared With First Two Quarters 2012: The decrease in gross margin as a percentage of revenue in the first two quarters of fiscal 2013 compared with the first two quarters of fiscal 2012 was primarily due to a lower percentage of our overall sales generated by our higher-margin RF Communications segment and a higher percentage of our overall sales generated by our lower-margin Government Communications Systems segment.

See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Engineering, Selling and Administrative Expenses

Second Quarter 2013 Compared With Second Quarter 2012: The decreases in engineering, selling and administrative (“ESA”) expenses and ESA expenses as a percentage of revenue in the second quarter of fiscal 2013 compared with the second quarter of fiscal 2012 were primarily due to a decrease in ESA expenses of $15 million in our Integrated Network Solutions segment, partially offset by higher research and development costs in our RF Communications segment. A majority of the decrease in ESA expenses in our Integrated Network Solutions segment was due to the impact of $9.7 million of charges recorded during the second quarter of fiscal 2012 for integration and other costs associated with our acquisitions of CapRock Holdings, Inc. and its subsidiaries, including CapRock Communications, Inc. (collectively, “CapRock”), and the Global Connectivity Services business of the Schlumberger group (“Schlumberger GCS”).

First Two Quarters 2013 Compared With First Two Quarters 2012: The decreases in ESA expenses and ESA expenses as a percentage of revenue in the first two quarters of fiscal 2013 compared with the first two quarters of fiscal 2012 were primarily due to a decrease in ESA expenses of approximately $37 million in our Integrated Network Solutions segment, partially offset by higher research and development costs in our RF Communications segment. A majority of the decrease in ESA expenses in our Integrated Network Solutions segment was due to the impact of $19.3 million of charges recorded during the first two quarters of fiscal 2012 for integration and other costs associated with our acquisitions of CapRock, Schlumberger GCS and Carefx Corporation (“Carefx”).

See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Non-Operating Income (Loss)

Second Quarter 2013 Compared With Second Quarter 2012: The non-operating loss in the second quarter of fiscal 2013 was primarily due to a $6.4 million impairment of an investment in a joint venture, mostly offset by a $3.0 million gain on the sale of securities available-for-sale and $2.2 million of net royalty income. The non-operating income in the second quarter of fiscal 2012 was primarily due to $2.9 million of net royalty income.

First Two Quarters 2013 Compared With First Two Quarters 2012: The non-operating loss in the first two quarters of fiscal 2013 was primarily due to a $6.4 million impairment of an investment in a joint venture and a $5.8 million impairment of a cost-method investment, mostly offset by a $9.0 million gain on the sale of securities available-for-sale and $2.0 million of net royalty income. The non-operating income in the first two quarters of fiscal 2012 was primarily due to $3.1 million of net royalty income.

See Note K — Non-Operating Income (Loss) in the Notes for further information.

Income Taxes

Second Quarter 2013 Compared With Second Quarter 2012: In the second quarter of fiscal 2013, our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) benefited from confirmation of the availability of certain acquired tax attributes due to audit resolution. Subsequent to the close of the second quarter of fiscal 2013, legislation was enacted that restored the U.S. Federal income tax credit for qualifying research and development expenses. Based on this legislative action, we expect to receive a benefit in our effective tax rate of approximately $7 million in the third quarter of fiscal 2013 and approximately $1 million in the fourth quarter of fiscal 2013.

First Two Quarters 2013 Compared With First Two Quarters 2012: In the first two quarters of fiscal 2013, our effective tax rate benefited from tax elections resulting in the deductibility of certain expenses, a reduction in estimated non-U.S. tax liabilities, a reduction in state taxes due to changes in certain state tax laws and confirmation of the availability of certain acquired tax attributes due to audit resolution. In the first two quarters of fiscal 2012, our effective tax rate benefited from a reduction in state taxes due to changes in certain state tax laws and a reduction in estimated tax liabilities.

Noncontrolling Interests, Net of Income Taxes

Second Quarter 2013 Compared With Second Quarter 2012: The increase in noncontrolling interests, net of income taxes in the second quarter of fiscal 2013 compared with the second quarter of fiscal 2012 was primarily due to the noncontrolling interest portion of the impairment of our investment in a joint venture.

First Two Quarters 2013 Compared With First Two Quarters 2012: The increase in noncontrolling interests, net of income taxes in the first two quarters of fiscal 2013 compared with the first two quarters of fiscal 2012 was primarily due to the same reason noted above regarding the second quarters of fiscal 2013 and 2012.

Discontinued Operations, Net of Income Taxes

Second Quarter 2013 Compared With Second Quarter 2012: Discontinued operations reflects the results of operations for Broadcast Communications and CIS. In the second quarter of fiscal 2013, discontinued operations included a non-cash impairment charge of $97.9 million ($84.2 million after-tax) related to Broadcast Communications based on recent indicators of value, including financial performance, market conditions and our entering into a definitive Asset Sale Agreement relating to the sale of Broadcast Communications.

First Two Quarters 2013 Compared With First Two Quarters 2012: In the first two quarters of fiscal 2013, discontinued operations included a non-cash impairment charge of $314.4 million ($297.3 million after-tax) related to Broadcast Communications based on recent indicators of value, including financial performance, market conditions, indications of value from interested parties and our entering into a definitive Asset Sale Agreement relating to the sale of Broadcast Communications.

See Note B — Discontinued Operations in the Notes for further information.

Income From Continuing Operations Per Diluted Common Share Attributable to Harris Corporation Common Shareholders

Second Quarter 2013 Compared With Second Quarter 2012: The increase in income from continuing operations per diluted common share in the second quarter of fiscal 2013 compared with the second quarter of fiscal 2012 was primarily due to the same reasons noted in the discussions above in this MD&A regarding the second quarters of fiscal 2013 and 2012.

First Two Quarters 2013 Compared With First Two Quarters 2012: The increase in income from continuing operations per diluted common share in the first two quarters of fiscal 2013 compared with the first two quarters of fiscal 2012 was primarily due to the same reasons noted in the discussions above in this MD&A regarding the first two quarters of fiscal 2013 and 2012, and the significant reduction in average common shares outstanding as a result of shares repurchased during the first quarter of fiscal 2012. See the “Common Stock Repurchases” discussion below in this MD&A for further information.

Discussion of Business Segment Results of Operations

RF Communications Segment

	Quarter Ended			Two Quarters Ended
	December 28, 2012	December 30, 2011	% Inc/(Dec)	December 28, 2012	December 30, 2011	% Inc/(Dec)
	(Dollars in millions)
Revenue	$486.0	$525.7	(7.6)%	$930.7	$1,022.8	(9.0)%
Cost of product sales and services	(238.4)	(263.9)	(9.7)%	(457.5)	(512.8)	(10.8)%

Gross margin	247.6	261.8	(5.4)%	473.2	510.0	(7.2)%
% of revenue	50.9%	49.8%		50.8%	49.9%

Operating expenses	(96.6)	(89.4)	8.1%	(188.1)	(183.6)	2.5%
% of revenue	19.9%	17.0%		20.2%	18.0%

Segment operating income	$151.0	$172.4	(12.4)%	$285.1	$326.4	(12.7)%

% of revenue	31.1%	32.8%		30.6%	31.9%

Second Quarter 2013 Compared With Second Quarter 2012: RF Communications segment revenue in the second quarter of fiscal 2013 of $486 million included $337 million in Tactical Communications, a decline of 14 percent from $391 million in the second quarter of fiscal 2012; and $149 million in Public Safety and Professional Communications, an increase of 10 percent from $135 million in the second quarter of fiscal 2012. In Tactical Communications, a decline in DoD revenue was partially offset by higher international revenue.

The decrease in RF Communications segment operating income as a percent of revenue (“operating margin percentage”) in the second quarter of fiscal 2013 compared with the second quarter of fiscal 2012 was attributable to an increase in operating expenses as a percentage of revenue, partially offset by an increase in the gross margin percentage. The increases in operating expenses and operating expenses as a percentage of revenue were primarily due to higher research and development costs. The increase in the gross margin percentage was attributable to increases in the gross margin percentage in both Tactical Communications and Public Safety and Professional Communications, partially offset by a shift in product mix related to strong revenue growth in Public Safety and Professional Communications.

Orders for our RF Communications segment in the second quarter of fiscal 2013 totaled $402 million, including $287 million in Tactical Communications and $115 million in Public Safety and Professional Communications. The book-to-bill ratio in the second quarter of fiscal 2013 was .83 for the segment. At the end of the second quarter of fiscal 2013, backlog was $561 million in Tactical Communications and $581 million in Public Safety and Professional Communications.

During the second quarter of fiscal 2013, our RF Communications segment was awarded a 5-year, $85 million, sole-source, Indefinite Delivery Indefinite Quantity (“IDIQ”) contract from the U.S. Air Force and received $33 million in initial delivery orders for Falcon III® wideband radios to be deployed as the next-generation platform for voice and data communications. We received from a nation in Asia a $36 million order and, following the close of the quarter, an additional $6 million order, for an end-to-end integrated tactical information system incorporating Falcon III High Capacity Line-of-Sight (“HCLOS”) radios to form the long distance communications backbone. We received $33 million in orders from a NATO country, including an initial $11 million order for Falcon III Secure Personal Radios and a $22 million order for Falcon III handheld radios. We were also awarded two significant contracts for P25 land mobile radio systems, a $31 million contract from the Republic of Trinidad and Tobago and a $16 million contract for the city of Montreal’s vast public transportation network.

First Two Quarters 2013 Compared With First Two Quarters 2012: The decreases in RF Communications segment revenue, operating income and operating margin percentage and the increases in RF Communications segment gross margin percentage, operating expenses and operating expenses as a percentage of revenue in the first two quarters of fiscal 2013 compared with the first two quarters of fiscal 2012 were primarily for the same reasons noted above regarding the second quarters of fiscal 2013 and 2012.

Integrated Network Solutions Segment

	Quarter Ended			Two Quarters Ended
	December 28, 2012	December 30, 2011	% Inc/(Dec)	December 28, 2012	December 30, 2011	% Inc/(Dec)
	(Dollars in millions)
Revenue	$396.3	$385.4	2.8%	$772.0	$804.0	(4.0)%
Cost of product sales and services	(318.8)	(305.7)	4.3%	(622.3)	(641.2)	(2.9)%

Gross margin	77.5	79.7	(2.8)%	149.7	162.8	(8.0)%
% of revenue	19.6%	20.7%		19.4%	20.2%

Operating expenses	(45.1)	(60.2)	(25.1)%	(84.9)	(121.5)	(30.1)%
% of revenue	11.4%	15.6%		11.0%	15.1%

Segment operating income	$32.4	$19.5	66.2%	$64.8	$41.3	56.9%

% of revenue	8.2%	5.1%		8.4%	5.1%

Second Quarter 2013 Compared With Second Quarter 2012: The increase in Integrated Network Solutions segment revenue in the second quarter of fiscal 2013 compared with the second quarter of fiscal 2012 was primarily due to solid revenue growth in Harris CapRock Communications and Heathcare Solutions of 9 percent and 21 percent, respectively, partially offset by a 9 percent decline in IT Service revenue, primarily from the loss of the Patriot program.

The increase in Integrated Network Solutions segment operating income and operating margin percentage in the second quarter of fiscal 2013 compared with the second quarter of fiscal 2012 was attributable to a decrease in operating expenses and operating expenses as a percentage of revenue, partially offset by a decrease in the gross margin percentage. Operating expenses and operating expenses as a percentage of revenue were lower, primarily due to the impact in Harris CapRock Communications of $9.7 million of charges recorded in the second quarter of fiscal 2012 for integration and other costs associated with our acquisitions of CapRock and Schlumberger GCS, and from cost-reduction actions taken in fiscal 2012 in Harris CapRock Communications and Healthcare Solutions. The decrease in the gross margin percentage was primarily due to income in the second quarter of fiscal 2012 associated with the winding down of the Patriot program in IT Services, and a reallocation of resources to program execution in the second quarter of fiscal 2013 in Healthcare Solutions.

During the second quarter of fiscal 2013, our Integrated Network Solutions segment orders in Harris CapRock Communications increased 21 percent while Healthcare Solutions orders more than doubled compared with the second quarter of fiscal 2012. Harris CapRock Communications received $84 million in orders under the Defense Information Systems Agency (“DISA”) contract to provide end-to-end managed terrestrial network services. We were also awarded a contract extension from Royal Caribbean Cruises as well as contracts from Baker Hughes, Anadarko and a country in Europe totaling $35 million for satellite communications solutions.

First Two Quarters 2013 Compared With First Two Quarters 2012: The decrease in Integrated Network Solutions segment revenue in the first two quarters of fiscal 2013 compared with the first two quarters of fiscal 2012 was primarily due to an 18 percent decline in IT Services revenue, primarily from the loss of the Patriot program, partially offset by solid revenue growth in Harris CapRock Communications and Healthcare Solutions of 8 percent and 10 percent, respectively.

The increase in Integrated Network Solutions segment operating income and operating margin percentage in the first two quarters of fiscal 2013 compared with the first two quarters of fiscal 2012 was attributable to the decrease in operating expenses as a percentage of revenue, partially offset by the decrease in the gross margin percentage. Operating expenses and operating expenses as a percentage of revenue were lower, primarily due to the impact in Harris CapRock Communications of $19.3 million of charges recorded in the first two quarters of fiscal 2012 for integration and other costs associated with our acquisitions of CapRock, Schlumberger GCS and Carefx, and from cost-reduction actions taken in fiscal 2012 in Harris CapRock Communications and Healthcare Solutions. The decrease in the gross margin percentage was primarily due to income in the first two quarters of fiscal 2012 associated with the winding down of the Patriot program in IT Services.

Government Communications Systems Segment

	Quarter Ended			Two Quarters Ended
	December 28, 2012	December 30, 2011	% Inc/(Dec)	December 28, 2012	December 30, 2011	% Inc/(Dec)
	(Dollars in millions)
Revenue	$438.8	$422.4	3.9%	$904.3	$866.1	4.4%
Cost of product sales and services	(322.4)	(309.7)	4.1%	(672.5)	(642.5)	4.7%

Gross margin	116.4	112.7	3.3%	231.8	223.6	3.7%
% of revenue	26.5%	26.7%		25.6%	25.8%

Operating expenses	(50.9)	(49.8)	2.2%	(99.2)	(97.6)	1.6%
% of revenue	11.6%	11.8%		11.0%	11.3%

Segment operating income	$65.5	$62.9	4.1%	$132.6	$126.0	5.2%

% of revenue	14.9%	14.9%		14.7%	14.5%

Second Quarter 2013 Compared With Second Quarter 2012: Government Communications Systems segment revenue in the second quarter of fiscal 2013 compared with the second quarter of fiscal 2012 increased from the GOES-R Ground and Antenna Segment weather programs and the SGSS program for NASA within Civil Programs, and from various classified programs within National Intelligence Programs, partially offset by continued lower spending by DoD customers.

Government Communications Systems segment operating income was higher in the second quarter of fiscal 2013 compared with the second quarter of fiscal 2012, primarily driven by higher revenue.

During the second quarter of fiscal 2013, our Government Communications Systems segment received awards totaling $242 million from several classified customers. We were also one of twenty prime contractors selected to compete for work under the 5-year, $10 billion Global Tactical Advanced Communication Systems IDIQ contract.

First Two Quarters 2013 Compared With First Two Quarters 2012: The increase in Government Communications Systems segment revenue in the first two quarters of fiscal 2013 compared with the first two quarters of fiscal 2012 was primarily for the same reasons noted above regarding the second quarters of fiscal 2013 and 2012.

The increase in Government Communications Systems segment operating income in the first two quarters of fiscal 2013 compared with the first two quarters of fiscal 2012 was primarily for the same reasons noted above regarding the second quarters of fiscal 2013 and 2012.

Unallocated Corporate Expense and Corporate Eliminations

	Quarter Ended			Two Quarters Ended
	December 28, 2012	December 30, 2011	% Inc/(Dec)	December 28, 2012	December 30, 2011	% Inc/(Dec)
	(Dollars in millions)
Unallocated corporate expense	$17.7	$22.0	(19.5)%	$34.4	$40.6	(15.3)%
Corporate eliminations	2.8	0.9	211.1%	4.7	2.4	95.8%

Second Quarter 2013 Compared With Second Quarter 2012: The decrease in unallocated corporate expense in the second quarter of fiscal 2013 compared with the second quarter of fiscal 2012 was primarily due to cost-reduction actions taken in fiscal 2012. The increase in corporate eliminations in the second quarter of fiscal 2013 compared with the second quarter of fiscal 2012 was primarily due to higher intersegment sales between IT Services and our Government Communications Systems and RF Communications segments.

First Two Quarters 2013 Compared With First Two Quarters 2012: The decrease in unallocated corporate expense and the increase in corporate eliminations in the first two quarters of fiscal 2013 compared with the first two quarters of fiscal 2012 were for the same reasons noted above regarding the second quarters of fiscal 2013 and 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Two Quarters Ended
	December 28, 2012	December 30, 2011
	(In millions)
Net cash provided by operating activities	$279.5	$278.0
Net cash used in investing activities	(71.6)	(136.5)
Net cash used in financing activities	(238.8)	(120.3)
Effect of exchange rate changes on cash and cash equivalents	3.0	(1.1)

Net increase (decrease) in cash and cash equivalents	(27.9)	20.1
Cash and cash equivalents, beginning of year	356.0	366.9

Cash and cash equivalents, end of quarter	$328.1	$387.0

Cash and cash equivalents: Our Condensed Consolidated Statement of Cash Flows (Unaudited) includes cash flows from Broadcast Communications and CIS. All line items on our Condensed Consolidated Balance Sheet (Unaudited) as of the end of the second quarter of fiscal 2013 and the end of fiscal 2012 have been adjusted to reflect Broadcast Communications and CIS as discontinued operations. The impact of cash flows from Broadcast Communications and CIS to our consolidated cash flows was not material in the two quarters ended December 28, 2012 and December 30, 2011, other than for the impact of net cash provided by operating activities by Broadcast Communications to our net cash provided by operating activities, which is disclosed at “Net cash provided by operating activities” below. Although there can be no assurance, we continue to intend to repurchase an additional $200 million in shares of our common stock under our share repurchase program following the closing of the sale of Broadcast Communications, which we expect to complete in early calendar year 2013.

Our cash and cash equivalents decreased $27.9 million to $328.1 million at the end of the second quarter of fiscal 2013 from $356.0 million at the end of fiscal 2012. The decrease was primarily due to $114.2 million used to repurchase shares of our common stock, $84.0 million used to pay cash dividends, $119.0 million used for net repayments of borrowings and $82.7 million used for additions of property, plant, and equipment and capitalized software, mostly offset by $279.5 million of net cash provided by operating activities and $78.4 million of proceeds from exercises of employee stock options.

Our financial position remained strong at December 28, 2012. We ended the second quarter of fiscal 2013 with cash and cash equivalents of $328.1 million; we have no long-term debt maturing until fiscal 2016; we have a senior unsecured $1 billion revolving credit facility that expires in September 2017 ($970 million of which was available to us as of December 28, 2012 as a result of $30 million of short-term debt outstanding under our commercial paper program, which was supported by such senior unsecured revolving credit facility); and we do not have any material defined benefit pension plan obligations.

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

We also currently believe that existing cash, funds generated from operations, funds generated upon the closing of the sale of Broadcast Communications, our credit facility and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, repurchases under our share repurchase program and potential acquisitions for the next 12 months and for the reasonably foreseeable future thereafter. We anticipate tax payments over the next three years to be approximately equal to our tax expense for the same period. Other than those cash outlays noted in the “Commercial Commitments and Contractual Obligations” discussion below in this MD&A, capital expenditures, repurchases under our share repurchase program and potential acquisitions, no other significant cash outlays are anticipated during the remainder of fiscal 2013.

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

Net cash provided by operating activities: Our net cash provided by operating activities was $279.5 million in the first two quarters of fiscal 2013 compared with $278.0 million in the first two quarters of fiscal 2012. Cash flow from operations was positive in all of our business segments in the first two quarters of fiscal 2013. The increase in net cash provided by operating activities in the first two quarters of fiscal 2013 compared with the first two quarters of fiscal 2012 was primarily due to good working capital management in our Government Communications Systems segment and in Harris CapRock Communications. Our net cash provided by operating activities included $8 million and $31 million, respectively, of net cash provided by operating activities by Broadcast Communications in the first two quarters of fiscal 2013 and 2012.

Net cash used in investing activities: Our net cash used in investing activities was $71.6 million in the first two quarters of fiscal 2013 compared with $136.5 million in the first two quarters of fiscal 2012. Net cash used in investing activities in the first two quarters of fiscal 2013 primarily consisted of $79.9 million used for property, plant and equipment additions and $2.8 million used for capitalized software additions, partially offset by $11.9 million of proceeds received from the sale of securities available-for-sale. Net cash used in investing activities in the first two quarters of fiscal 2012 consisted of $111.3 million of property, plant and equipment additions, $14.0 million of net cash paid for acquired businesses and $11.2 million of capitalized software additions. Our total capital expenditures, including capitalized software, in fiscal 2013 are expected to be between $200 million and $210 million.

Net cash used in financing activities: Our net cash used in financing activities was $238.8 million in the first two quarters of fiscal 2013 compared with $120.3 million in the first two quarters of fiscal 2012. Net cash used in financing activities in the first two quarters of fiscal 2013 consisted of $114.2 million used to repurchase shares of our common stock, $84.0 million used to pay cash dividends and $119.0 million used for net repayments of borrowings, partially offset by $78.4 million of proceeds from exercises of employee stock options. Net cash used in financing activities in the first two quarters of fiscal 2012 primarily consisted of $423.2 million used to repurchase shares of our common stock and $64.5 million used to pay cash dividends, partially offset by $361.2 million of net proceeds from borrowings to partially fund such uses.

Common Stock Repurchases

During the second quarter of fiscal 2013, we used $50.0 million to repurchase 1,022,375 shares of our common stock under our repurchase program at an average price per share of $48.91, including commissions. During the second quarter of fiscal 2012, we used $17.0 million to repurchase 450,000 shares of our common stock under our repurchase program at an average price per share of $37.72, including commissions. During the first two quarters of fiscal 2013, we used $100.0 million to repurchase 2,100,419 shares of our common stock under our repurchase program at an average price per share of $47.61, including commissions. During the first two quarters of fiscal 2012, we used $417.0 million to repurchase 11,068,805 shares of our common stock under our repurchase program at an average price per share of $37.67, including commissions. In the second quarter of fiscal 2013 and second quarter of fiscal 2012,

$0.3 million and $0.1 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. In the first two quarters of fiscal 2013 and first two quarters of fiscal 2012, $14.2 million and $6.2 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares repurchased by us are cancelled and retired.

On July 30, 2011, our Board of Directors approved a new share repurchase program that replaced our previous program and authorized us to repurchase up to $1 billion in shares of our common stock. As of December 28, 2012, we had a remaining authorization to repurchase approximately $433 million in shares of our common stock under our repurchase program, which does not have a stated expiration date. Our repurchase program has resulted, and is expected to continue to result, in repurchases in excess of the dilutive effect of shares issued under our share-based incentive plans. However, the level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. Repurchases are expected to be funded with available cash and commercial paper and may be made through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additionally, although there can be no assurance, we continue to intend to repurchase an additional $200 million in shares of our common stock under our share repurchase program following the closing of the sale of Broadcast Communications, which we expect to complete in early calendar year 2013.

Additional information regarding share repurchases during the second quarter of fiscal 2013 and our repurchase program is set forth in this Report under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”

Dividends

On August 25, 2012, our Board of Directors increased the quarterly cash dividend rate on our common stock from $.33 per share to $.37 per share, for an annualized cash dividend rate of $1.48 per share, which was our eleventh consecutive annual increase in our quarterly cash dividend rate and followed an additional mid-year increase in our quarterly cash dividend rate from $.28 per share to $.33 per share approved on February 27, 2012. Our annualized cash dividend rate was $1.32 per share for the last two quarters of fiscal 2012 and $1.12 per share for the first two quarters of fiscal 2012. There can be no assurances that our annualized cash dividend rate will continue to increase. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect that cash dividends will continue to be paid in the near future, but we can give no assurances concerning payment of future dividends. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, results of operations, future business prospects and other factors that our Board of Directors may deem relevant.

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

Short-Term Debt: Our short-term debt at December 28, 2012, September 28, 2012 and June 29, 2012 was $38.1 million, $82.4 million and $159.4 million, respectively, and primarily consisted of commercial paper issued to fund repurchases we made under our share repurchase program during the first quarter of fiscal 2012. Our commercial paper program was supported, at December 28, 2012 and September 28, 2012, by our $1 billion 2012 Credit Facility and, at June 29, 2012, by our prior senior unsecured revolving credit facilities under the 2008 Credit Agreement and the Amended 364-Day Credit Agreement. The lower amounts of short-term debt at December 28, 2012 and September 28, 2012 compared with June 29, 2012 were primarily due to repayment and retirement of outstanding commercial paper.

Other: Our universal shelf registration statement, filed with the SEC on June 3, 2009, related to the potential future issuance of an indeterminate amount of securities, including debt securities, preferred stock, common stock, fractional interests in preferred stock represented by depositary shares and warrants to purchase debt securities, preferred stock or common stock, expired in June 2012. We expect to file with the SEC in fiscal 2013 a new automatically effective, universal shelf registration statement related to the potential future issuance of an indeterminate amount of securities of substantially similar types as covered under our prior universal shelf registration statement.

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

Currently we are not participating in any material transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of December 28, 2012, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our results of operations, financial condition or cash flows. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, financial condition or cash flows.

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

Commercial Commitments and Contractual Obligations

The amounts disclosed in our Fiscal 2012 Form 10-K include our contractual obligations and commercial commitments. During the first two quarters ended December 28, 2012, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding surety bonds, standby letters of credit and other arrangements as disclosed in our Fiscal 2012 Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1: “Significant Accounting Policies” in our Notes to Consolidated Financial Statements included in our Fiscal 2012 Form 10-K and in Note O — Changes in Estimates in the Notes. Critical accounting policies and estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies and estimates for us include: (i) revenue recognition on contracts and contract estimates (discussed in greater detail in the following paragraphs), (ii) provisions for excess and obsolete inventory losses, (iii) impairment testing of goodwill, and (iv) income taxes and tax valuation allowances. For additional discussion of our critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” discussion in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2012 Form 10-K.

Revenue Recognition

A significant portion of our business is derived from development and production contracts. Revenue and profits related to development and production contracts are recognized using the percentage-of-completion method, generally based on the ratio of costs incurred to estimated total costs at completion (i.e., the “cost-to-cost” method) with consideration given for risk of performance and estimated profit. Revenue in our Government Communications Systems segment primarily relates to development and production contracts, and the percentage-of-completion method of revenue recognition is primarily used for these contracts. Change orders, claims or other items that may change the scope of a development and production contract are included in contract value only when the value can be reliably estimated and realization is probable. Possible incentives or penalties and award fees applicable to performance on development and production contracts are considered in estimating contract value and profit rates and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions that increase earnings based solely on a single significant event are generally not recognized until the event occurs.

Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each development and production contract over its period of performance. Recognition of profit on development and production fixed-price contracts requires estimates of the total cost at completion and the measurement of progress toward completion. The estimated profit or loss on a development and production contract is equal to the difference between the estimated contract value and the estimated total cost at completion. Due to the long-term nature of many of our programs, developing the estimated total cost at completion often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance, the risk and impact of delayed performance, availability and timing of funding from the customer and the recoverability of any claims outside the original development and production contract included in the estimate to complete. At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion in line with these expectations. After establishing the estimated total cost at completion, we follow a standard EAC process in which management reviews the progress and performance on our ongoing development and production contracts at least quarterly and, in many cases, more frequently. If we successfully retire risks associated with the technical, schedule and cost aspects of a contract, we may lower our estimated total cost at completion commensurate with the retirement of these risks. Conversely, if we are not successful in retiring these risks, we may increase our estimated total cost at completion. Additionally, at the outset of a cost-reimbursable contract (for example, contracts containing award or incentive fees), we establish an estimate of total contract value, or revenue, based on our expectation of performance on the contract. As the cost-reimbursable contract progresses, our estimates of total contract value may increase or decrease if, for example, we receive higher or lower than expected award fees. When adjustments in estimated total costs at completion or in estimates of total contract value are determined, the related impact to operating income is recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Anticipated losses on development and production contracts or programs in progress are charged to operating income when identified. We have not made any material changes in the methodologies used to recognize revenue on development and production contracts or to estimate our costs related to development and production contracts in the past three fiscal years.

EAC adjustments had the following impacts to operating income for the periods presented:

	Quarter Ended		Two Quarters Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
	(Dollars in millions)
Favorable adjustments	$23.5	$16.0	$48.6	$33.2
Unfavorable adjustments	(10.1)	(5.0)	(22.9)	(19.2)

Net operating income adjustments	$13.4	$11.0	$25.7	$14.0

There were no individual impacts to operating income due to EAC adjustments in the quarter and two quarters ended December 28, 2012 or in the quarter and two quarters ended December 30, 2011 that were material to our results of operations on a consolidated or segment basis for such periods.

Impact of Recently Issued Accounting Standards

Accounting standards issued but not effective for us until after December 28, 2012 are not expected to have a material impact on our financial position, results of operations or cash flows.

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

Foreign Exchange and Currency: We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at December 28, 2012 would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note N — Derivative Instruments and Hedging Activities in the Notes for additional information.

Interest Rates: As of December 28, 2012, we had long-term debt obligations. The fair value of our long-term debt obligations is impacted by changes in interest rates; however, a 10 percent change in interest rates for our long-term debt obligations at December 28, 2012 would not have had a material impact on the fair value of such long-term debt obligations. Additionally, there is no interest rate risk associated with our long-term debt obligations on our results of operations and cash flows, because the interest rates on our long-term debt obligations are fixed, and because our long-term debt is not putable (redeemable at the option of the holders of the debt prior to maturity).

As of December 28, 2012, we also had short-term variable-rate debt outstanding, primarily under our commercial paper program, subject to interest rate risk. We utilize our commercial paper program to satisfy short-term cash requirements, including bridge financing for strategic acquisitions until longer-term financing arrangements are put in place and temporarily funding repurchases under our share repurchase program. The interest rate risk associated with this short-term debt on our results of operations and cash flows is not material.

We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term debt obligations or on our results of operations or cash flows over the next twelve months.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal quarter ended December 28, 2012, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of the fiscal quarter ended December 28, 2012 our disclosure controls and procedures were effective.

(b) Changes in internal control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and adding additional monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

General. From time to time, as a normal incident of the nature and kind of businesses in which we are, and were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; the prior sale or use of former products containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. While it is not feasible to predict the outcome of these matters with certainty, and some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us, based upon available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at December 28, 2012 are reserved against, covered by insurance or would not have a material adverse effect on our financial condition, results of operations or cash flows.

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

International. As an international company, we are, from time to time, the subject of investigations relating to our international operations, including under the U.S. export control laws, the Foreign Corrupt Practices Act (“FCPA”) and similar U.S. and international laws. As disclosed in our Fiscal 2012 Form 10-K, on April 4, 2011, we completed the acquisition of Carefx and thereby also acquired its subsidiaries, including in China (“Carefx China”). The consolidated revenue of the Carefx China operations for fiscal 2012 was approximately $1.4 million, or less than 0.1% of our consolidated revenue. In connection with our integration activities and the subsequent audit of the financials of the Carefx China operations, we became aware that certain entertainment, travel and other expenses in connection with the Carefx China operations may have been incurred or recorded improperly. In response, with the concurrence of our Audit Committee, we initiated an internal investigation, with the assistance of outside legal counsel, to determine whether violations of the FCPA potentially occurred. In the course of our investigation, we learned that certain employees of the Carefx China operations had provided pre-paid gift cards and other gifts and payments to certain customers and potential customers. Although our investigation is not complete, we have already taken remedial actions related to the Carefx China operations, including changes to internal control procedures, termination of the gift-giving practice, additional compliance training and termination of the employment of certain individuals. The preliminary results of the investigation have been disclosed to our Audit Committee, Board of Directors and auditors, and voluntarily to the U.S. Department of Justice (“DoJ”) and the SEC. We have also advised the DoJ and SEC that it is our intent to fully cooperate with any investigation that they may conduct with respect to this matter. We cannot predict at this time any regulatory action that may be taken with respect to this matter or any other potential consequences that may result. However, based on the information available to date, we do not believe that this matter will have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the second quarter of fiscal 2013, we repurchased 1,022,375 shares of our common stock under our repurchase program at an average price per share of $48.89, excluding commissions. During the second quarter of fiscal 2012, we repurchased 450,000 shares of our common stock under our repurchase program at an average price per share of $37.70, excluding commissions. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired.

The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended December 28, 2012:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
Month No. 1
(September 29, 2012-October 26, 2012)
Repurchase Programs (1)	None	n/a	None	$483,291,396
Employee Transactions (2)	3,361	$47.90	n/a	n/a
Month No. 2
(October 27, 2012-November 23, 2012)
Repurchase Programs (1)	513,245	$48.69	513,245	$458,301,801
Employee Transactions (2)	67,015	$49.18	n/a	n/a
Month No. 3
(November 24, 2012-December 28, 2012)
Repurchase Programs (1)	509,130	$49.08	509,130	$433,312,012
Employee Transactions (2)	9,514	$47.29	n/a	n/a

Total	1,102,265	$48.89	1,022,375	$433,312,012

*	Periods represent our fiscal months.
(1)	On August 2, 2011, we announced that on July 30, 2011, our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $1 billion in shares of our common stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. Our share repurchase program does not have a stated expiration date and has resulted, and is expected to continue to result, in repurchases in excess of the dilutive effect of shares issued under our share-based incentive plans. The approximate dollar amount of our common stock that may yet be purchased under our share repurchase program as of December 28, 2012 was $433,312,012 (as reflected in the table above). However, the level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. As a matter of policy, we do not repurchase shares during the period beginning on the 15th day of the third month of a fiscal quarter and ending two days following the public release of earnings and financial results for such fiscal quarter.
(2)	Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised stock options, (b) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance shares or restricted shares that vested during the quarter, (c) performance shares or restricted shares returned to us upon retirement or employment termination of employees or (d) shares of our common stock purchased, or sold to us, by the Harris Corporation Master Rabbi Trust, with the trustee thereof acting at our direction, to fund obligations of the Rabbi Trust under our deferred compensation plans. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.

Sales of Unregistered Securities

During the second quarter of fiscal 2013, we did not issue or sell any unregistered equity securities.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:

(2)	(a) Asset Sale Agreement, dated as of December 5, 2012, by and between Harris Corporation and Gores Broadcast Solutions, Inc., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2012. (Commission File Number 1-3863)

(3)	(a) Restated Certificate of Incorporation of Harris Corporation (1995), as amended, incorporated herein by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2012. (Commission File Number 1-3863)

(b) By-Laws of Harris Corporation, as amended and restated effective October 26, 2012, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2012. (Commission File Number 1-3863)

(10)

(a)*Form of Director and Executive Officer Indemnification Agreement, for use on or after October 26, 2012, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2012. (Commission File Number 1-3863)

(b)*Summary of Annual Compensation of Outside Directors effective as of January 1, 2013, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2012. (Commission File Number 1-3863)

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

HARRIS CORPORATION (Registrant)

Date: January 30, 2013	By:	/s/ Gary L. McArthur
Gary L. McArthur
Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Description

(2)	(a) Asset Sale Agreement, dated as of December 5, 2012, by and between Harris Corporation and Gores Broadcast Solutions, Inc., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2012. (Commission File Number 1-3863)

(3)	(a) Restated Certificate of Incorporation of Harris Corporation (1995), as amended, incorporated herein by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2012. (Commission File Number 1-3863)

(b) By-Laws of Harris Corporation, as amended and restated effective October 26, 2012, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2012. (Commission File Number 1-3863)

(10)

(a)*Form of Director and Executive Officer Indemnification Agreement, for use on or after October 26, 2012, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2012. (Commission File Number 1-3863)

(b)*Summary of Annual Compensation of Outside Directors effective as of January 1, 2013, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2012. (Commission File Number 1-3863)

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