Form 10-Q
period 2013-03-29
HARRIS CORP /DE/
filed 2013-05-01
CIK 202058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2013

or

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

The number of shares outstanding of the registrant’s common stock as of April 26, 2013 was 109,583,467 shares.

HARRIS CORPORATION

FORM 10-Q

For the Quarter Ended March 29, 2013

This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Quarter Ended		Three Quarters Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	(In millions, except per share amounts)
Revenue from product sales and services	$1,203.7	$1,368.8	$3,752.1	$4,015.1

Cost of product sales and services	(803.5)	(879.8)	(2,497.2)	(2,629.7)
Engineering, selling and administrative expenses	(202.5)	(242.0)	(613.8)	(687.7)
Non-operating income (loss)	(0.5)	8.1	(1.6)	11.7
Interest income	0.8	1.2	1.8	2.3
Interest expense	(27.6)	(28.7)	(83.1)	(85.9)

Income from continuing operations before income taxes	170.4	227.6	558.2	625.8
Income taxes	(45.8)	(73.2)	(166.8)	(206.0)

Income from continuing operations	124.6	154.4	391.4	419.8
Discontinued operations (including a $23.6 million loss on sale), net of income taxes	(30.3)	(508.5)	(338.3)	(520.5)

Net income (loss)	94.3	(354.1)	53.1	(100.7)
Noncontrolling interests, net of income taxes	0.5	0.9	4.4	2.2

Net income (loss) attributable to Harris Corporation	$94.8	$(353.2)	$57.5	$(98.5)

Amounts attributable to Harris Corporation common shareholders
Income from continuing operations	$125.1	$155.3	$395.8	$422.0
Discontinued operations, net of income taxes	(30.3)	(508.5)	(338.3)	(520.5)

Net income (loss)	$94.8	$(353.2)	$57.5	$(98.5)

Net income (loss) per common share attributable to Harris Corporation common shareholders
Basic net income (loss) per common share attributable to Harris Corporation common shareholders
Continuing operations	$1.12	$1.38	$3.52	$3.67
Discontinued operations	(0.27)	(4.53)	(3.01)	(4.53)

	$0.85	$(3.15)	$0.51	$(0.86)

Diluted net income (loss) per common share attributable to Harris Corporation common shareholders
Continuing operations	$1.12	$1.38	$3.50	$3.66
Discontinued operations	(0.27)	(4.51)	(2.99)	(4.51)

	$0.85	$(3.13)	$0.51	$(0.85)

Cash dividends paid per common share	$0.37	$0.33	$1.11	$0.89

Basic weighted average common shares outstanding	110.6	112.3	111.5	114.9
Diluted weighted average common shares outstanding	111.2	112.9	112.1	115.5

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended		Three Quarters Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	(In millions)
Net income (loss)	$94.3	$(354.1)	$53.1	$(100.7)
Other comprehensive income (loss):
Foreign currency translation	(55.5)	40.1	(21.8)	(10.9)
Net unrealized gain (loss) on hedging derivatives, net of income taxes	0.3	(0.2)	0.1	0.4
Net unrealized gain (loss) on securities available-for-sale, net of income taxes	—	—	(2.7)	0.3
Amortization of loss on treasury lock, net of income taxes	0.1	0.1	0.4	0.4
Net unrecognized pension obligations, net of income taxes	1.7	0.4	3.3	2.6

Total comprehensive income (loss)	40.9	(313.7)	32.4	(107.9)
Comprehensive loss attributable to noncontrolling interests	0.5	0.9	4.4	2.2

Total comprehensive income (loss) attributable to Harris Corporation	$41.4	$(312.8)	$36.8	$(105.7)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 29, 2013	June 29, 2012
	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$459.0	$356.0
Receivables	672.0	750.2
Inventories	646.3	617.8
Income taxes receivable	68.6	12.0
Current deferred income taxes	152.4	160.5
Other current assets	89.8	71.2
Assets of discontinued operations	37.2	632.7

Total current assets	2,125.3	2,600.4
Non-current Assets
Property, plant and equipment	666.9	659.4
Goodwill	1,693.1	1,695.3
Intangible assets	357.8	421.7
Non-current deferred income taxes	69.7	80.3
Other non-current assets	163.5	135.7

Total non-current assets	2,951.0	2,992.4

	$5,076.3	$5,592.8

Liabilities and Equity
Current Liabilities
Short-term debt	$33.8	$159.4
Accounts payable	298.4	381.0
Compensation and benefits	196.8	229.1
Other accrued items	286.9	269.6
Advance payments and unearned income	304.0	221.5
Income taxes payable	—	12.0
Current deferred income taxes	1.9	0.8
Current portion of long-term debt	315.1	4.8
Liabilities of discontinued operations	4.7	136.2

Total current liabilities	1,441.6	1,414.4
Non-current Liabilities
Long-term debt	1,576.1	1,883.0
Long-term contract liability	100.2	109.5
Other long-term liabilities	282.2	239.8

Total non-current liabilities	1,958.5	2,232.3
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding
109,184,648 shares at March 29, 2013 and 112,147,405 shares at June 29, 2012	109.2	112.1
Other capital	443.8	432.8
Retained earnings	1,163.7	1,416.6
Accumulated other comprehensive loss	(43.3)	(22.6)

Total shareholders’ equity	1,673.4	1,938.9
Noncontrolling interests	2.8	7.2

Total equity	1,676.2	1,946.1

	$5,076.3	$5,592.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Quarters Ended
	March 29, 2013	March 30, 2012
	(In millions)
Operating Activities
Net income (loss)	$53.1	$(100.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	164.3	194.0
Share-based compensation	25.6	26.4
Non-current deferred income taxes	2.9	(57.6)
Gain on the sale of securities available-for-sale	(9.0)	—
Loss on the sale of discontinued operations	23.6	—
Impairment of assets of discontinued operations	320.7	562.0
(Increase) decrease in:
Accounts and notes receivable	88.0	(78.6)
Inventories	(31.7)	(18.7)
Increase (decrease) in:
Accounts payable and accrued expenses	(145.3)	(108.0)
Advance payments and unearned income	78.6	12.6
Income taxes	(66.5)	37.3
Other	8.9	14.5

Net cash provided by operating activities	513.2	483.2

Investing Activities
Net cash paid for acquired businesses	—	(14.0)
Cash paid for cost-method investment	(0.8)	(1.0)
Additions of property, plant and equipment	(124.9)	(157.4)
Additions of capitalized software	(6.6)	(17.9)
Proceeds from the sale of discontinued operations	147.4	—
Proceeds from the sale of securities available-for-sale	11.9	—

Net cash provided by (used in) investing activities	27.0	(190.3)

Financing Activities
Proceeds from borrowings	17.1	168.9
Repayments of borrowings	(140.9)	(3.7)
Proceeds from exercises of employee stock options	84.7	22.7
Repurchases of common stock	(274.6)	(448.4)
Cash dividends	(124.6)	(102.2)

Net cash used in financing activities	(438.3)	(362.7)

Effect of exchange rate changes on cash and cash equivalents	1.1	1.9

Net increase (decrease) in cash and cash equivalents	103.0	(67.9)

Cash and cash equivalents, beginning of year	356.0	366.9

Cash and cash equivalents, end of quarter	$459.0	$299.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 29, 2013

Note A — Significant Accounting Policies and Recent Accounting Standards

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Harris Corporation and its subsidiaries. As used in these Notes to Condensed Consolidated Financial Statements (Unaudited) (these “Notes”), the terms “Harris,” “Company,” “we,” “our” and “us” refer to Harris Corporation and its consolidated subsidiaries. Intracompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements have been prepared by Harris, without an audit, in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for annual financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented therein. The results for the quarter and three quarters ended March 29, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at June 29, 2012 has been derived from the audited financial statements but does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. We provide complete financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2012 (our “Fiscal 2012 Form 10-K”).

In the third quarter of fiscal 2012, our Board of Directors approved a plan to exit our cyber integrated solutions operation (“CIS”), which provided remote cloud hosting, and to dispose of the related assets, and we reported CIS as discontinued operations beginning with our financial results presented in our Quarterly Report on Form 10-Q for the third quarter of fiscal 2012. In the fourth quarter of fiscal 2012, our Board of Directors approved a plan to divest Broadcast Communications, which provides digital media management solutions in support of broadcast customers, and we reported Broadcast Communications as discontinued operations beginning with our financial results presented in our Fiscal 2012 Form 10-K. On February 4, 2013, we completed the sale of Broadcast Communications to an affiliate of The Gores Group, LLC pursuant to a definitive Asset Sale Agreement entered into December 5, 2012. Both CIS and Broadcast Communications were formerly part of our Integrated Network Solutions segment. Our historical financial results, except for disclosures related to our cash flows, have been restated to account for CIS and Broadcast Communications as discontinued operations. For additional information regarding discontinued operations, see Note B —Discontinued Operations in these Notes. Except for disclosures related to our cash flows, or unless otherwise specified, disclosures in this Report relate solely to our continuing operations.

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

Accounting Standards Issued But Not Yet Effective

In February 2013, the FASB issued an accounting standards update that requires entities to provide details of reclassifications in the disclosure of changes in accumulated other comprehensive income (“AOCI”) balances. In addition, for significant items reclassified out of AOCI in the fiscal quarter, entities must provide information about the effects on net income together, in one location, on the face of the statement where net income is presented, or as a separate disclosure in the notes. For items not reclassified to net income in their entirety in the fiscal quarter, entities must cross-reference to the note where additional details about the effects of the reclassifications are disclosed. This update is to be applied prospectively and is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2012, which for us is our fiscal 2014. The adoption of this update will not impact our financial position, results of operations or cash flows.

In March 2013, the FASB issued an accounting standards update that clarifies previous U.S. GAAP regarding the release of cumulative translation adjustment (“CTA”) into earnings in certain situations. When an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer of such subsidiary or group of assets results in the complete or substantially complete liquidation of such foreign entity, any related CTA should be reclassified from AOCI and included in the calculation of the gain or loss on the sale or transfer. Upon a sale or complete or substantially complete liquidation of an investment in a consolidated foreign entity that results in either (1) a loss of a controlling financial interest in the foreign entity or (2) an acquirer obtaining control of an acquiree in which the acquirer held an equity interest immediately before the acquisition date in a business combination achieved in stages, any related CTA should be reclassified from AOCI and included in the calculation of the gain or loss on the sale or liquidation. For a sale of part of an ownership interest in a foreign investment that is accounted for as an equity method investment, a pro rata portion of CTA attributable to that investment should be reclassified from AOCI and included in the calculation of the gain or loss on the sale. This update is to be applied prospectively and is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013, which for us is our fiscal 2015. The adoption of this update will not have a material impact on our financial position, results of operations or cash flows.

Note B — Discontinued Operations

In the third quarter of fiscal 2012, our Board of Directors approved a plan to exit CIS, which provided remote cloud hosting, and to dispose of the related assets, and we reported CIS as discontinued operations beginning with our financial results presented in our Quarterly Report on Form 10-Q for the third quarter of fiscal 2012. We expect to complete the disposition of assets of CIS during fiscal 2013. In the fourth quarter of fiscal 2012, our Board of Directors approved a plan to divest Broadcast Communications, which provides digital media management solutions in support of broadcast customers, and we reported Broadcast Communications as discontinued operations beginning with our financial results presented in our Fiscal 2012 Form 10-K. On February 4, 2013, we completed the sale of Broadcast Communications to an affiliate of The Gores Group, LLC pursuant to a definitive Asset Sale Agreement entered into December 5, 2012 for $225 million, including $160 million in cash, subject to customary adjustments, a $15 million subordinated promissory note and an earnout of up to $50 million based on future performance. Both CIS and Broadcast Communications were formerly part of our Integrated Network Solutions segment. Our historical financial results, except for disclosures related to our cash flows, have been restated to account for CIS and Broadcast Communications as discontinued operations.

Prior to the sale of Broadcast Communications, during the first and second quarters of fiscal 2013, based on indicators of value, including financial performance, market conditions and our entering into a definitive Asset Sale Agreement relating to the sale of Broadcast Communications, we recorded non-cash impairment charges totaling $314.4 million to write down net assets of Broadcast Communications to their estimated fair value, less estimated costs to sell. The impairments related to goodwill, other long-lived assets and inventory, a substantial portion of which was deductible for tax purposes. The impairments do not impact covenant compliance under our credit arrangements, and we do not expect the impairments to impact our ongoing financial performance, although no assurance can be given.

Summarized financial information for our discontinued operations related to CIS and Broadcast Communications is as follows:

	Quarter Ended		Three Quarters Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	(In millions)
Revenue from product sales and services	$38.0	$108.5	$270.9	$368.9

Loss before income taxes	$(5.0)	$(581.4)	$(331.6)	$(602.3)
Income taxes	(1.7)	72.9	16.9	81.8

Loss from discontinued operations	(6.7)	(508.5)	(314.7)	(520.5)
Loss on sale of discontinued operations, including income tax expense of $0.2 million	(23.6)	—	(23.6)	—

Discontinued operations, net of income taxes	$(30.3)	$(508.5)	$(338.3)	$(520.5)

	March 29, 2013	June 29, 2012
	(In millions)
Receivables	$—	$103.6
Inventories	—	128.0
Other current assets	—	9.4

Total current assets	—	241.0
Property, plant and equipment	37.2	89.0
Goodwill	—	267.7
Other non-current assets	—	35.0

Total assets	37.2	632.7

Accounts payable	—	26.9
Accrued and other liabilities	4.7	109.3

Total liabilities	4.7	136.2

Net assets of discontinued operations	$32.5	$496.5

Unless otherwise specified, the information set forth in these Notes, other than this Note B — Discontinued Operations, relates solely to our continuing operations.

Note C — Stock Options and Other Share-Based Compensation

As of March 29, 2013, we had two shareholder-approved employee stock incentive plans (“SIPs”) under which options or other share-based compensation was outstanding, and we had the following types of share-based awards outstanding under our SIPs: stock options, performance share awards, performance share unit awards, restricted stock awards and restricted stock unit awards. We believe that such awards more closely align the interests of employees with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our SIPs). The compensation cost related to our share-based awards that was charged against income for the quarter and three quarters ended March 29, 2013 was $10.6 million and $25.6 million, respectively. The compensation cost related to our share-based awards that was charged against income for the quarter and three quarters ended March 30, 2012 was $9.8 million and $26.4 million, respectively.

Grants to employees under our SIPs during the quarter ended March 29, 2013 consisted of 122,700 stock options, 20,550 performance share unit awards and 71,150 restricted stock unit awards. Grants to employees under our SIPs during the three quarters ended March 29, 2013 consisted of 1,637,400 stock options, 429,400 performance share unit awards and 300,700 restricted stock unit awards. The fair value of each option award was estimated on the date of grant using the Black-Scholes-Merton option-pricing model which used the following assumptions: expected dividend yield of 2.96 percent; expected volatility of 33.47 percent; risk-free interest rates averaging 0.72 percent; and expected term in years of 5.23. The fair values of the performance share unit awards were estimated using a simulated fair value from a Monte Carlo simulation as of the grant date less a discount to reflect the delay in payment of cash dividend-equivalents that are made only upon vesting.

Note D — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at March 29, 2013 and June 29, 2012 were as follows:

	March 29, 2013	June 29, 2012
	(In millions)
Foreign currency translation	$(16.4)	$5.4
Net unrealized gain on hedging derivatives, net of income taxes	0.8	0.7
Net unrealized gain on securities available-for-sale, net of income taxes	—	2.7
Unamortized loss on treasury lock, net of income taxes	(2.6)	(3.0)
Unrecognized pension obligations, net of income taxes	(25.1)	(28.4)

	$(43.3)	$(22.6)

Note E — Receivables

Receivables are summarized below:

	March 29, 2013	June 29, 2012
	(In millions)
Accounts receivable	$563.1	$618.7
Unbilled costs and accrued earnings on cost-plus contracts	115.0	138.5
Notes receivable due within one year, net	0.3	—

	678.4	757.2
Less allowances for collection losses	(6.4)	(7.0)

	$672.0	$750.2

Note F — Inventories

Inventories are summarized below:

	March 29, 2013	June 29, 2012
	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$404.7	$403.1
Finished products	69.4	68.0
Work in process	30.5	23.1
Raw materials and supplies	141.7	123.6

	$646.3	$617.8

Unbilled costs and accrued earnings on fixed-price contracts were net of progress payments of $179.8 million at March 29, 2013 and $149.0 million at June 29, 2012.

Note G — Property, Plant and Equipment

Property, plant and equipment are summarized below:

	March 29, 2013	June 29, 2012
	(In millions)
Land	$13.1	$13.0
Software capitalized for internal use	102.5	93.1
Buildings	429.5	414.1
Machinery and equipment	1,083.0	1,014.2

	1,628.1	1,534.4
Less allowances for depreciation and amortization	(961.2)	(875.0)

	$666.9	$659.4

Depreciation and amortization expense related to property, plant and equipment for the quarter and three quarters ended March 29, 2013 was $33.9 million and $103.6 million, respectively. Depreciation and amortization expense related to property, plant and equipment for the quarter and three quarters ended March 30, 2012 was $35.7 million and $105.2 million, respectively.

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

The 2012 Credit Agreement contains certain customary representations and certain customary covenants, including covenants limiting: certain liens on assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and certain investments in unrestricted subsidiaries; and a covenant requiring that we not permit our ratio of consolidated total indebtedness to total capital, each as defined in the 2012 Credit Agreement, to be greater than 0.60 to 1.00 at any time. We were in compliance with the covenants in the 2012 Credit Agreement at March 29, 2013. The 2012 Credit Agreement contains certain events of default, including: failure to make payments; failure to perform or observe terms, covenants or agreements; material inaccuracy of any representation or warranty; payment default under other indebtedness with a principal amount in excess of $100 million or acceleration of or ability to accelerate such other indebtedness; occurrence of one or more final judgments or orders for the payment of money in excess of $100 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $100 million; any bankruptcy or insolvency; invalidity of 2012 Credit Agreement documentation; or a change of control (as defined in the 2012 Credit Agreement, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock). If an event of default occurs, then the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All principal amounts borrowed or outstanding under the 2012 Credit Agreement are due on September 28, 2017, unless the commitments are terminated earlier either at our request or if certain events of default occur. At March 29, 2013, we had no borrowings outstanding under the 2012 Credit Agreement, but we had $25 million of short-term debt outstanding under our commercial paper program that was supported by the 2012 Credit Facility.

Note I — Accrued Warranties

Changes in our warranty liability, which is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited), during the three quarters ended March 29, 2013 were as follows:

(In millions)
Balance at June 29, 2012	$40.4
Warranty provision for sales made during the three quarters ended March 29, 2013	14.4
Settlements made during the three quarters ended March 29, 2013	(13.4)
Other adjustments to warranty liability, including those for foreign currency translation, during the three quarters ended March 29, 2013	(7.9)

Balance at March 29, 2013	$33.5

Note J — Income From Continuing Operations Per Share

The computations of income from continuing operations per share are as follows (in this Note J, “income from continuing operations” refers to income from continuing operations attributable to Harris Corporation common shareholders):

	Quarter Ended		Three Quarters Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	(In millions, except per share amounts)
Income from continuing operations	$125.1	$155.3	$395.8	$422.0
Adjustments for participating securities outstanding	(0.9)	—	(3.1)	—

Income from continuing operations used in basic and diluted common share calculations (A)	$124.2	$155.3	$392.7	$422.0

Basic weighted average common shares outstanding (B)	110.6	112.3	111.5	114.9
Impact of dilutive stock options and equity awards	0.6	0.6	0.6	0.6

Diluted weighted average common shares outstanding (C)	111.2	112.9	112.1	115.5

Income from continuing operations per basic common share (A)/(B)	$1.12	$1.38	$3.52	$3.67
Income from continuing operations per diluted common share (A)/(C)	$1.12	$1.38	$3.50	$3.66

Potential dilutive common shares primarily consist of employee stock options and performance share and performance share unit awards. Employee stock options to purchase approximately 3,156,774 and 5,198,043 shares of our common stock were outstanding at March 29, 2013 and March 30, 2012, respectively, but were not included as dilutive stock options in the computations of income from continuing operations per diluted common share because the effect would have been antidilutive because the options’ exercise prices exceeded the average market price of our common stock.

Note K — Non-Operating Income (Loss)

The components of non-operating income (loss) were as follows:

	Quarter Ended		Three Quarters Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	(In millions)
Gain on the sale of securities available-for-sale	$—	$—	$9.0	$—
Impairment of cost-method investments	—	—	(5.8)	—
Impairment of investment in joint venture	—	—	(6.4)	—
Net royalty income (expense)	(0.5)	8.2	1.5	11.3
Equity method investment income (loss)	0.1	(0.1)	0.1	0.3
Other	(0.1)	—	—	0.1

	$(0.5)	$8.1	$(1.6)	$11.7

Note L — Income Taxes

Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 26.9 percent in the third quarter of fiscal 2013 compared with 32.2 percent in the third quarter of fiscal 2012. In the third quarter of fiscal 2013, legislation was enacted that restored the U.S. Federal income tax credit for qualifying research and development expenses. This resulted in a benefit of approximately $7 million (approximately 4 percent of income from continuing operations before income taxes) in calculating our effective tax rate in the third quarter of fiscal 2013, and we expect it to result in a benefit of approximately $1 million in calculating our effective tax rate in the fourth quarter of fiscal 2013. Additionally, in the third quarter of fiscal 2013, our effective tax rate benefited from additional deductions (primarily manufacturing deductions) claimed on our fiscal 2012 tax return compared with our recorded estimates at the end of fiscal 2012 and favorable tax settlements of approximately $2.2 million. In the third quarter of fiscal 2012, our effective tax rate benefited from additional tax credits and manufacturing deductions claimed on our fiscal 2011 tax return compared with our recorded estimates at the end of fiscal 2011.

Our effective tax rate was 29.9 percent in the first three quarters of fiscal 2013 compared with 32.9 percent in the first three quarters of fiscal 2012. In the first three quarters of fiscal 2013, our effective tax rate benefited from the discrete items noted above regarding the third quarter of fiscal 2013, as well as from tax elections resulting in the deductibility of certain expenses, a reduction in estimated non-U.S. tax liabilities, a reduction in state taxes due to changes in certain state tax laws and confirmation of the availability of certain acquired tax attributes due to audit resolution. In the first three quarters of fiscal 2012, our effective tax rate benefited from the discrete items noted above regarding the third quarter of fiscal 2012 and from a reduction in state taxes due to changes in certain state tax laws and a reduction in estimated tax liabilities.

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

The following table presents the fair value hierarchy of our assets and liabilities measured at fair value on a recurring basis (at least annually) as of March 29, 2013:

	Level 1	Level 2	Level 3	Total
	(In millions)
Assets
Marketable equity securities (1)	$0.1	$—	$—	$0.1
Deferred compensation plan investments (2)
Money market fund	34.0	—	—	34.0
Stock fund	45.2	—	—	45.2
Equity security	20.5	—	—	20.5
Pension plan investments (3)
Stock funds	42.3	—	—	42.3
Government securities	37.3	—	—	37.3
Foreign currency forward contracts (4)	—	1.6	—	1.6
Liabilities
Deferred compensation plans (5)	96.1	—	—	96.1
Foreign currency forward contracts (6)	—	0.8	—	0.8

(1)	Represents investments classified as securities available-for-sale, which we include in the “Other current assets” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited).
(2)	Represents investments held in a Rabbi Trust associated with our non-qualified deferred compensation plans, which we include in the “Other current assets” and “Other non-current assets” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited).
(3)	Represents investments related to our defined benefit plan in the United Kingdom, which we include in the “Other non-current assets” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited).
(4)	Includes derivatives designated as hedging instruments, which we include in the “Other current assets” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited). The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities.
(5)	Primarily represents obligations to pay benefits under certain non-qualified deferred compensation plans, which we include in the “Compensation and benefits” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited). Under these plans, participants designate investment options (including money market, stock, fixed-income and blended funds), which serve as the basis for measurement of the notional value of their accounts.
(6)	Includes derivatives designated as hedging instruments, which we include in the “Other accrued items” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited). The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities.

The following table presents fair value information for certain nonfinancial assets and liabilities measured and recorded at fair value on a nonrecurring basis as of March 29, 2013:

	Fair Value at March 29, 2013	Fair Value Measurements Using
		Level 1	Level 2	Level 3
	(In millions)
CIS — Assets of discontinued operation	$38.0	$—	$—	$38.0

See Note B — Discontinued Operations in these Notes for additional information.

The following table presents the carrying amounts and estimated fair values of our significant financial instruments that were not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	March 29, 2013		June 29, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(In millions)
Financial Liabilities
Long-term debt (including current portion) (1)	$1,891.2	$2,152.2	$1,887.8	$2,148.1

(1)	The fair value was estimated using a market approach based on quoted market prices for our debt traded in the secondary market. If our long-term debt in our balance sheet were measured at fair value, it would be categorized in Level 2 of the fair value hierarchy.

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

At March 29, 2013, we had open foreign currency forward contracts with a notional amount of $82.0 million, of which $35.8 million were classified as fair value hedges and $46.2 million were classified as cash flow hedges. This compares with open foreign currency forward contracts with a notional amount of $103.9 million at June 29, 2012, of which $63.4 million were classified as fair value hedges and $40.5 million were classified as cash flow hedges. At March 29, 2013, contract expiration dates ranged from less than 1 month to 12 months with a weighted average contract life of 2 months.

Balance Sheet Hedges

To manage the exposure in our balance sheet to risks from changes in foreign currency exchange rates, we implement fair value hedges. More specifically, we use foreign currency forward contracts and options to hedge certain balance sheet items, including foreign currency denominated accounts receivable and inventory. Changes in the value of the derivatives and the related hedged items are reflected in earnings, in the “Cost of product sales and services” line item in the accompanying Condensed Consolidated Statement of Income (Unaudited). As of March 29, 2013, we had outstanding foreign currency forward contracts denominated in the British Pound, Singapore Dollar, Australian Dollar, Mexican Peso and Norwegian Krone to hedge certain balance sheet items. The net gains or losses on foreign currency forward contracts designated as fair value hedges were not material for the quarter and three quarters ended March 29, 2013 or for the quarter and three quarters ended March 30, 2012. In addition, no amounts were recognized in earnings in the quarter and three quarters ended March 29, 2013 or in the quarter and three quarters ended March 30, 2012 related to hedged firm commitments that no longer qualify as fair value hedges.

Cash Flow Hedges

To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments to suppliers, future committed sales to customers and intracompany transactions. These derivatives are primarily being used to hedge currency exposures from cash flows anticipated in our RF Communications and Integrated Network Solutions segments related to programs in Brazil, Canada and the United Kingdom. We also have hedged U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of March 29, 2013, we had outstanding foreign currency forward contracts denominated in the Brazilian Real, Canadian Dollar, Australian Dollar and British Pound to hedge certain forecasted transactions.

These derivatives have only nominal intrinsic value at the time of purchase and have a high degree of correlation to the anticipated cash flows they are designated to hedge. Hedge effectiveness is determined by the correlation of the anticipated cash flows from the hedging instruments and the anticipated cash flows from the future foreign currency commitments through the maturity dates of the derivatives used to hedge these cash flows. These financial instruments are marked-to-market using forward prices and fair value quotes with the offset to other comprehensive income, net of hedge ineffectiveness. Gains and losses from other comprehensive income are reclassified to earnings when the related hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The cash flow impact of our derivatives is included in the same category in the accompanying Condensed Consolidated Statement of Cash Flows (Unaudited) as the cash flows of the related hedged items.

The net gains or losses from cash flow hedges recognized in earnings or recorded in other comprehensive income, including gains or losses related to hedge ineffectiveness, were not material in the quarter and three quarters ended March 29, 2013 or in the quarter and three quarters ended March 30, 2012. We do not expect the net gains or losses recognized in the “Accumulated other comprehensive loss” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of March 29, 2013 that will be reclassified to earnings from other comprehensive income within the next 12 months to be material.

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

See Note M — Fair Value Measurements in these Notes for the amount of the assets and liabilities related to these foreign currency forward contracts in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of March 29, 2013, and see the accompanying Condensed Consolidated Statement of Comprehensive Income (Unaudited) as of March 29, 2013 for additional information on changes in accumulated other comprehensive loss for the quarter and three quarters ended March 29, 2013.

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

Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each development and production contract over its period of performance. Recognition of profit on development and production fixed-price contracts requires estimates of the total cost at completion and the measurement of progress toward completion. The estimated profit or loss on a development and production contract is equal to the difference between the estimated contract value and the estimated total cost at completion. Due to the long-term nature of many of our programs, developing the estimated total cost at completion often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance, the risk and impact of delayed performance, availability and timing of funding from the customer and the recoverability of any claims outside the original development and production contract included in the estimate to complete. At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion in line with these expectations. After establishing the estimated total cost at completion, we follow a standard Estimate at Completion (“EAC”) process in which management reviews the progress and performance on our ongoing development and production contracts at least quarterly and, in many cases, more frequently. If we successfully retire risks associated with the technical, schedule and cost aspects of a contract, we may lower our estimated total cost at completion commensurate with the retirement of these risks. Conversely, if we are not successful in retiring these risks, we may increase our estimated total cost at completion. Additionally, at the outset of a cost-reimbursable contract (for example, contracts containing award or incentive fees), we establish an estimate of total contract value, or revenue, based on our expectation of performance on the contract. As the cost-reimbursable contract progresses, our estimates of total contract value may increase or decrease if, for example, we receive higher or lower than expected award fees. When adjustments in estimated total costs at completion or in estimates of total contract value are determined, the related impact to operating income is recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Anticipated losses on development and production contracts or programs in progress are charged to operating income when identified. Net EAC adjustments resulting from changes in estimates favorably impacted our operating income in the quarter and three quarters ended March 29, 2013 by $16.2 million ($0.11 per diluted share) and $41.9 million ($0.26 per diluted share), respectively. Net EAC adjustments resulting from changes in estimates favorably impacted our operating income in the quarter and three quarters ended March 30, 2012 by $15.9 million ($0.09 per diluted share) and $29.9 million ($0.17 per diluted share), respectively.

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

In the third quarter of fiscal 2012, our Board of Directors approved a plan to exit CIS, which provided remote cloud hosting, and to dispose of the related assets, and we reported CIS as discontinued operations beginning with our financial results presented in our Quarterly Report on Form 10-Q for the third quarter of fiscal 2012. In the fourth quarter of fiscal 2012, our Board of Directors approved a plan to divest Broadcast Communications, which provides digital media management solutions in support of broadcast customers, and we reported Broadcast Communications as discontinued operations beginning with our financial results presented in our Fiscal 2012 Form 10-K. On February 4, 2013, we completed the sale of Broadcast Communications to an affiliate of The Gores Group, LLC pursuant to a definitive Asset Sale Agreement entered into December 5, 2012. Both CIS and Broadcast Communications were formerly part of our Integrated Network Solutions segment. For additional information regarding discontinued operations, see Note B — Discontinued Operations in these Notes. Our historical financial results, except for disclosures related to our cash flows, have been restated to account for CIS and Broadcast Communications as discontinued operations.

The accounting policies of our business segments are the same as those described in Note 1: “Significant Accounting Policies” in our Fiscal 2012 Form 10-K and in Note O — Changes in Estimates in these Notes. We evaluate each segment’s performance based on its operating income or loss, which we define as profit or loss from operations before income taxes excluding interest income and expense, royalties and related intellectual property expenses, equity method investment income or loss and gains or losses from securities and other investments. Intersegment sales are generally transferred at cost to the buying segment and the sourcing segment recognizes a profit that is eliminated. The “Corporate eliminations” line item in the tables below represents the elimination of intersegment sales and their related profits. The “Unallocated corporate expense” line item in the tables below represents the portion of corporate expenses not allocated to our business segments.

Total assets by business segment are summarized below:

	March 29, 2013	June 29, 2012
	(In millions)
Total Assets
RF Communications	$1,275.7	$1,344.8
Integrated Network Solutions	1,841.0	1,854.3
Government Communications Systems	987.2	1,001.4
Corporate	935.2	759.6
Discontinued operations	37.2	632.7

	$5,076.3	$5,592.8

Segment revenue, segment operating income and a reconciliation of segment operating income to total income from continuing operations before income taxes follow:

	Quarter Ended		Three Quarters Ended
	March 29,	March 30,	March 29,	March 30,
	2013	2012	2013	2012
	(In millions)
Revenue
RF Communications	$417.7	$537.7	$1,348.4	$1,560.5
Integrated Network Solutions	364.5	388.2	1,136.5	1,192.2
Government Communications Systems	442.4	470.5	1,346.7	1,336.6
Corporate eliminations	(20.9)	(27.6)	(79.5)	(74.2)

	$1,203.7	$1,368.8	$3,752.1	$4,015.1

Income From Continuing Operations Before Income Taxes
Segment Operating Income:
RF Communications	$116.1	$181.6	$401.2	$508.0
Integrated Network Solutions	30.3	22.3	95.1	63.6
Government Communications Systems	67.1	64.1	199.7	190.1
Unallocated corporate expense	(14.0)	(18.6)	(48.4)	(59.2)
Corporate eliminations	(1.8)	(2.4)	(6.5)	(4.8)
Non-operating income (loss) (1)	(0.5)	8.1	(1.6)	11.7
Net interest expense	(26.8)	(27.5)	(81.3)	(83.6)

	$170.4	$227.6	$558.2	$625.8

(1)	“Non-operating income (loss)” includes equity method investment income (loss), royalties and related intellectual property expenses, gains and losses on sales of investments and securities available-for-sale, and impairments of investments and securities available-for-sale. Additional information regarding non-operating income (loss) is set forth in Note K — Non-Operating Income (Loss) in these Notes.

Note Q — Subsequent Event

Subsequent to the end of the third quarter of fiscal 2013, on April 11, 2013, we announced that we expect to implement company-wide restructuring and other actions primarily in the fourth quarter of fiscal 2013, including workforce reductions, facility consolidation and prepayment of debt. These actions are being implemented to align resources with our current business outlook and challenging fiscal environment. In connection with these actions, we expect to incur total estimated pre-tax charges of $65 million to $115 million ($41 million to $72 million after-tax or $.37 to $.65 per diluted share), principally all of which charges are expected to be reflected in our results for the fourth quarter of fiscal 2013. The prepayment of debt relates to our announcement on April 26, 2013 that we will redeem in full our outstanding $300 million 5% Notes due October 1, 2015 on May 28, 2013 at a “make-whole” redemption price as set forth in the 5% Notes, and accordingly, we have reclassified the 5% Notes from long-term debt to current portion of long-term debt in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of March 29, 2013.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Harris Corporation

We have reviewed the condensed consolidated balance sheet of Harris Corporation as of March 29, 2013, and the related condensed consolidated statements of income and comprehensive income for the quarter and three quarters ended March 29, 2013 and March 30, 2012, and the condensed consolidated statements of cash flows for the three quarters ended March 29, 2013 and March 30, 2012. These financial statements are the responsibility of the Company’s management.

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

May 1, 2013

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

RESULTS OF OPERATIONS

Highlights

Operations results for the third quarter of fiscal 2013 include:

•	Revenue decreased 12.1 percent to $1,203.7 million in the third quarter of fiscal 2013 from $1,368.8 million in the third quarter of fiscal 2012;

•	Income from continuing operations decreased 19.4 percent to $125.1 million in the third quarter of fiscal 2013 compared with $155.3 million in the third quarter of fiscal 2012;

•	Income from continuing operations per diluted share decreased to $1.12 in the third quarter of fiscal 2013 compared with $1.38 in the third quarter of fiscal 2012;

•

Our RF Communications segment revenue decreased 22.3 percent to $417.7 million and operating income decreased 36.1 percent to $116.1 million in the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012;

•

Our Integrated Network Solutions segment revenue decreased 6.1 percent to $364.5 million and operating income increased 35.9 percent to $30.3 million in the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012. Operating income in the third quarter of fiscal 2012 included $11.1 million of acquisition-related charges;

•

Our Government Communications Systems segment revenue decreased 6.0 percent to $442.4 million, and operating income increased 4.7 percent to $67.1 million primarily driven by strong program performance, in the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012;

•

Net cash provided by operating activities increased 6.2 percent to $513.2 million in the first three quarters of fiscal 2013 compared with $483.2 million in the first three quarters of fiscal 2012; and

•	On February 4, 2013, we completed the sale of Broadcast Communications to an affiliate of The Gores Group, LLC.

Consolidated Results of Operations

	Quarter Ended			Three Quarters Ended
	March 29, 2013	March 30, 2012	% Inc/ (Dec)	March 29, 2013	March 30, 2012	% Inc/ (Dec)
	(Dollars in millions, except per share amounts)
Revenue:
RF Communications	$417.7	$537.7	(22.3)%	$1,348.4	$1,560.5	(13.6)%
Integrated Network Solutions	364.5	388.2	(6.1)%	1,136.5	1,192.2	(4.7)%
Government Communications Systems	442.4	470.5	(6.0)%	1,346.7	1,336.6	0.8%
Corporate eliminations	(20.9)	(27.6)	(24.3)%	(79.5)	(74.2)	7.1%

Total revenue	1,203.7	1,368.8	(12.1)%	3,752.1	4,015.1	(6.6)%

Cost of product sales and services	(803.5)	(879.8)	(8.7)%	(2,497.2)	(2,629.7)	(5.0)%

Gross margin	400.2	489.0	(18.2)%	1,254.9	1,385.4	(9.4)%
% of revenue	33.2%	35.7%		33.4%	34.5%

Engineering, selling and administrative expenses	(202.5)	(242.0)	(16.3)%	(613.8)	(687.7)	(10.7)%
% of revenue	16.8%	17.7%		16.4%	17.1%

Non-operating income (loss)	(0.5)	8.1	*	(1.6)	11.7	*
Net interest expense	(26.8)	(27.5)	(2.5)%	(81.3)	(83.6)	(2.8)%

Income before taxes	170.4	227.6	(25.1)%	558.2	625.8	(10.8)%
Income taxes	(45.8)	(73.2)	(37.4)%	(166.8)	(206.0)	(19.0)%
Effective tax rate	26.9%	32.2%		29.9%	32.9%

Income from continuing operations	124.6	154.4	(19.3)%	391.4	419.8	(6.8)%
Noncontrolling interests, net of income taxes	0.5	0.9	(44.4)%	4.4	2.2	100.0%

Income from continuing operations attributable to Harris Corporation common shareholders	125.1	155.3	(19.4)%	395.8	422.0	(6.2)%
% of revenue	10.4%	11.3%		10.5%	10.5%

Discontinued operations, net of income taxes	(30.3)	(508.5)	*	(338.3)	(520.5)	(35.0)%

Net income (loss) attributable to Harris Corporation	$94.8	$(353.2)	*	$57.5	$(98.5)	*

Income from continuing operations per diluted common share attributable to Harris Corporation common shareholders	$1.12	$1.38	(18.8)%	$3.50	$3.66	(4.4)%

*	Not meaningful

Revenue

Third Quarter 2013 Compared With Third Quarter 2012: Revenue decreased in the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012 in our RF Communications, Government Communications Systems and Integrated Network Solutions segments. Revenue was lower in our RF Communications segment due to lower Tactical Communications revenue. Revenue was lower in our Government Communications Systems segment, primarily due to lower revenue from U.S. Department of Defense (“DoD”) customers. Revenue was lower in our Integrated Network Solutions segment primarily due to a decline in IT Services revenue, partially offset by moderate revenue growth in Harris CapRock Communications and Healthcare Solutions.

First Three Quarters 2013 Compared With First Three Quarters 2012: The decrease in revenue in the first three quarters of fiscal 2013 compared with the first three quarters of fiscal 2012 was due to lower revenue in our RF Communications and Integrated Network Solutions segments. Revenue was lower in our RF Communications segment primarily due to lower Tactical Communications revenue. Revenue was lower in our Integrated Network Solutions segment primarily due to lower revenue in IT Services which was impacted by the loss of the National Reconnaissance Office “Patriot” program.

See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Gross Margin

Third Quarter 2013 Compared With Third Quarter 2012: The decrease in gross margin as a percentage of revenue (“gross margin percentage”) in the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012 was primarily due to a decrease in gross margin percentage in, and a lower percentage of our overall sales generated by, our higher-margin RF Communications segment. The decrease in gross margin percentage in our RF Communications segment was primarily due to lower sales volume in Tactical Communications.

First Three Quarters 2013 Compared With First Three Quarters 2012: The decrease in gross margin percentage in the first three quarters of fiscal 2013 compared with the first three quarters of fiscal 2012 was primarily due to a lower percentage of our overall sales generated by our higher-margin RF Communications segment and a decrease in gross margin percentage in our Integrated Network Solutions segment.

See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Engineering, Selling and Administrative Expenses

Third Quarter 2013 Compared With Third Quarter 2012: The decreases in engineering, selling and administrative (“ESA”) expenses and ESA expenses as a percentage of revenue in the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012 were primarily due to a $24 million decrease in ESA expenses in our Integrated Network Solutions segment. The primary driver of the decrease in ESA expenses in our Integrated Network Solutions segment was the impact of $11 million of charges recorded during the third quarter of fiscal 2012 for integration and other costs associated with our acquisitions of CapRock Holdings, Inc. and its subsidiaries, including CapRock Communications, Inc. (collectively, “CapRock”), and the Global Connectivity Services business of the Schlumberger group (“Schlumberger GCS”).

First Three Quarters 2013 Compared With First Three Quarters 2012: The decreases in ESA expenses and ESA expenses as a percentage of revenue in the first three quarters of fiscal 2013 compared with the first three quarters of fiscal 2012 were primarily due to a $61 million decrease in ESA expenses in our Integrated Network Solutions segment, partially offset by higher research and development costs in our RF Communications segment. The primary driver of the decrease in ESA expenses in our Integrated Network Solutions segment was the impact of $30 million of charges recorded during the first three quarters of fiscal 2012 for integration and other costs associated with our acquisitions of CapRock, Schlumberger GCS and Carefx Corporation (“Carefx”).

See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Non-Operating Income (Loss)

Third Quarter 2013 Compared With Third Quarter 2012: The non-operating income in the third quarter of fiscal 2012 was primarily due to $8.2 million of net royalty income.

First Three Quarters 2013 Compared With First Three Quarters 2012: The non-operating loss in the first three quarters of fiscal 2013 was primarily due to a $6.4 million impairment of an investment in a joint venture and a $5.8 million impairment of a cost-method investment, mostly offset by a $9.0 million gain on the sale of securities available-for-sale and $1.5 million of net royalty income. The non-operating income in the first three quarters of fiscal 2012 was primarily due to $11.3 million of net royalty income.

See Note K — Non-Operating Income (Loss) in the Notes for further information.

Income Taxes

Third Quarter 2013 Compared With Third Quarter 2012: In the third quarter of fiscal 2013, legislation was enacted that restored the U.S. Federal income tax credit for qualifying research and development expenses. This resulted in a benefit of approximately $7 million (approximately 4 percent of income from continuing operations before income taxes) in calculating our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) in the third quarter of fiscal 2013, and we expect it to result in a benefit of approximately $1 million in calculating our effective tax rate in the fourth quarter of fiscal 2013. Additionally, in the third quarter of fiscal 2013, our effective tax rate benefited from additional deductions (primarily manufacturing deductions) claimed on our fiscal 2012 tax return compared with our recorded estimates at the end of fiscal 2012 and favorable tax settlements of approximately $2.2 million. In the third quarter of fiscal 2012, our effective tax rate benefited from additional tax credits and manufacturing deductions claimed on our fiscal 2011 tax return compared with our recorded estimates at the end of fiscal 2011.

First Three Quarters 2013 Compared With First Three Quarters 2012: In the first three quarters of fiscal 2013, our effective tax rate benefited from the discrete items noted above regarding the third quarter of fiscal 2013, as well as from tax elections resulting in the deductibility of certain expenses, a reduction in estimated non-U.S. tax liabilities, a reduction in state taxes due to changes in certain state tax laws and confirmation of the availability of certain acquired tax attributes due to audit resolution. In the first three quarters of fiscal 2012, our effective tax rate benefited from the discrete items noted above regarding the third quarter of fiscal 2012 and from a reduction in state taxes due to changes in certain state tax laws and a reduction in estimated tax liabilities.

Discontinued Operations, Net of Income Taxes

Third Quarter 2013 Compared With Third Quarter 2012: Discontinued operations reflects the results of operations for Broadcast Communications and CIS, including a loss of $23.4 million ($23.6 after-tax) on the sale of Broadcast Communications during the third quarter of fiscal 2013. Discontinued operations in the third quarter of fiscal 2012 included charges of $142.1 million ($89.8 million after-tax) for impairment of goodwill and other long-lived assets and for exit and disposal costs related to CIS, and a non-cash impairment charge of $424.0 million ($406.5 million after-tax) related to Broadcast Communications.

First Three Quarters 2013 Compared With First Three Quarters 2012: Discontinued operations in the first three quarters of fiscal 2013 included the loss on the sale of Broadcast Communications described above, as well as non-cash impairment charges totaling $314.4 million ($297.3 million after-tax) recorded in the first two quarters of fiscal 2013 related to Broadcast Communications based on indicators of value, including financial performance, market conditions, indications of value from interested parties and our entering into a definitive Asset Sale Agreement relating to the sale of Broadcast Communications. Discontinued operations in the first three quarters of fiscal 2012 included the charges recorded in the third quarter of fiscal 2012 related to CIS and Broadcast Communications described above.

See Note B — Discontinued Operations in the Notes for further information.

Income From Continuing Operations Per Diluted Common Share Attributable to Harris Corporation Common Shareholders

Third Quarter 2013 Compared With Third Quarter 2012: The decrease in income from continuing operations per diluted common share in the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012 was primarily due to the same reasons noted in the discussions above in this MD&A regarding the third quarters of fiscal 2013 and 2012, partially offset by the significant reduction in average common shares outstanding as a result of shares repurchased.

First Three Quarters 2013 Compared With First Three Quarters 2012: The decrease in income from continuing operations per diluted common share in the first three quarters of fiscal 2013 compared with the first three quarters of fiscal 2012 was primarily due to the same reasons noted in the discussions above in this MD&A regarding the first three quarters of fiscal 2013 and 2012, partially offset by the significant reduction in average common shares outstanding as a result of shares repurchased.

See the “Common Stock Repurchases” discussion below in this MD&A for further information.

Discussion of Business Segment Results of Operations

RF Communications Segment

	Quarter Ended			Three Quarters Ended
	March 29, 2013	March 30, 2012	% Inc/ (Dec)	March 29, 2013	March 30, 2012	% Inc/ (Dec)
	(Dollars in millions)
Revenue	$417.7	$537.7	(22.3)%	$1,348.4	$1,560.5	(13.6)%
Cost of product sales and services	(209.9)	(256.9)	(18.3)%	(667.4)	(769.8)	(13.3)%

Gross margin	207.8	280.8	(26.0)%	681.0	790.7	(13.9)%
% of revenue	49.7%	52.2%		50.5%	50.7%

Operating expenses	(91.7)	(99.2)	(7.6)%	(279.8)	(282.7)	(1.0)%
% of revenue	22.0%	18.4%		20.8%	18.1%

Segment operating income	$116.1	$181.6	(36.1)%	$401.2	$508.0	(21.0)%

% of revenue	27.8%	33.8%		29.8%	32.6%

Third Quarter 2013 Compared With Third Quarter 2012: RF Communications segment revenue in the third quarter of fiscal 2013 of $418 million included $276 million in Tactical Communications, a decline of 31 percent from $398 million in the third quarter of fiscal 2012; and $142 million in Public Safety and Professional Communications, an increase of 2 percent from $140 million in the third quarter of fiscal 2012. The decrease in Tactical Communications revenue in the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012 reflects the impact of U.S. and international tactical radio procurement delays due to the slowdown in spending resulting from U.S. Government funding constraints experienced under the continuing resolution and magnified when sequestration was triggered, as well as several key international orders having been pushed to later in fiscal 2013 or early fiscal 2014.

The decrease in RF Communications segment operating income and operating income as a percent of revenue (“operating margin percentage”) in the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012 was primarily driven by lower sales volume in Tactical Communications, which negatively impacted both the gross margin percentage and operating margin percentage. Cost reductions, a focus on operational excellence and reduced discretionary spending allowed us to achieve a 27.8 percent operating margin percentage despite the 22 percent revenue decline, while continuing to invest for the future. The increase in RF Communications segment operating expenses as a percentage of revenue in the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012 was primarily due to spending on research and development increasing by 6 percent for the segment in the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012.

Orders for our RF Communications segment in the third quarter of fiscal 2013 totaled $486 million, including $297 million in Tactical Communications and $189 million in Public Safety and Professional Communications. The book-to-bill ratio in the third quarter of fiscal 2013 was 1.16 for the segment. At the end of the third quarter of fiscal 2013, backlog was $582 million in Tactical Communications and $619 million in Public Safety and Professional Communications.

During the third quarter of fiscal 2013, our RF Communications segment was awarded a $500 million increase in the ceiling value of its Indefinite Delivery Indefinite Quantity (“IDIQ”) contract with the U.S. Army Communications-Electronics Command (“CECOM”), which supports international sales of military and land mobile radio systems under the U.S. Government’s Foreign Military Sales program. We received a variety of Falcon III® wideband vehicular, manpack and handheld radio orders, including $26 million from the U.S. Marine Corps and $19 million from the U.S. Navy. We also received a $10 million order from the U.S. DoD for a new Intelligence, Surveillance and Reconnaissance (“ISR”) device that combines wideband tactical communications and signals intelligence. Significant international orders included $40 million from the Royal Brunei Armed Forces for Falcon III VHF Combat Net and wideband manpack radios; $29 million from a country in Asia for Falcon III wideband manpack radios; $23 million from Australia for software upgrades; and $14 million from a country in Africa.

Public Safety and Professional Communications orders during the third quarter of fiscal 2013 included $42 million from Chester County, Pennsylvania and $19 million from Spotsylvania County, Virginia, to deploy P25 emergency communication systems; $23 million from the Commonwealth of Pennsylvania for a 2-year maintenance agreement extension to support the statewide radio system and manage the network operations center; and a $6 million order under a newly awarded $17 million contract from the U.S. Marine Corps to deploy a P25 system for the Marine Corps Installations East region that will also provide interoperability with civilian agencies.

First Three Quarters 2013 Compared With First Three Quarters 2012: The decreases in RF Communications segment revenue, gross margin percentage, operating income and operating margin percentage and the increase in RF Communications segment operating expenses as a percentage of revenue in the first three quarters of fiscal 2013 compared with the first three quarters of fiscal 2012 were primarily for the same reasons noted above regarding the third quarters of fiscal 2013 and 2012.

Integrated Network Solutions Segment

	Quarter Ended			Three Quarters Ended
	March 29, 2013	March 30, 2012	% Inc/(Dec)	March 29, 2013	March 30, 2012	% Inc/(Dec)
	(Dollars in millions)
Revenue	$364.5	$388.2	(6.1)%	$1,136.5	$1,192.2	(4.7)%
Cost of product sales and services	(292.8)	(300.4)	(2.5)%	(915.1)	(941.6)	(2.8)%

Gross margin	71.7	87.8	(18.3)%	221.4	250.6	(11.7)%
% of revenue	19.7%	22.6%		19.5%	21.0%

Operating expenses	(41.4)	(65.5)	(36.8)%	(126.3)	(187.0)	(32.5)%
% of revenue	11.4%	16.9%		11.1%	15.7%

Segment operating income	$30.3	$22.3	35.9%	$95.1	$63.6	49.5%

% of revenue	8.3%	5.7%		8.4%	5.3%

Third Quarter 2013 Compared With Third Quarter 2012: The decrease in Integrated Network Solutions segment revenue in the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012 was primarily due to a 10 percent decline in IT Services revenue, partially offset by revenue growth in Harris CapRock Communications and Healthcare Solutions of 4 percent and 6 percent, respectively. The decline in IT Services revenue primarily reflects the more challenging U.S. Government market based on budget uncertainties and sequestration.

The increases in Integrated Network Solutions segment operating income and operating margin percentage in the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012 were attributable to decreases in operating expenses and operating expenses as a percentage of revenue, partially offset by a decrease in the gross margin percentage. The decreases in operating expenses and operating expenses as a percentage of revenue were primarily due to the impact of $11.1 million of charges recorded in the third quarter of fiscal 2012 for integration and other costs associated with our acquisitions of CapRock and Schlumberger GCS. The decrease in gross margin percentage was attributable to decreases in the gross margin percentage on satellite and terrestrial communications services, increased costs associated with delivering software products, and increased costs on a service contract with a government healthcare customer.

During the third quarter of fiscal 2013, Harris CapRock Communications orders included $24 million in orders from several U.S. Government customers under the Defense Information Systems Agency (“DISA”) Future Commercial Satellite Communications Services Acquisition (“FCSA”) program and a $17 million follow-on order from CSnet International, Inc. for the operation and maintenance of a buoy-based subsea ocean observatory in the Mediterranean Sea. We also received in IT Services a $24 million follow-on order from the Canadian Department of National Defense for the CF-18 Avionics Optimized Weapons System Support program for the CF-18 Hornet fleet, and in Healthcare Solutions an award of a 4-year contract with a potential value of $38 million from the U.S. Department of Veterans Affairs to supply enterprise data warehouse services.

First Three Quarters 2013 Compared With First Three Quarters 2012: The decrease in Integrated Network Solutions segment revenue in the first three quarters of fiscal 2013 compared with the first three quarters of fiscal 2012 was primarily due to a 16 percent decline in IT Services revenue, primarily from the loss of the Patriot program, partially offset by revenue growth in Harris CapRock Communications and Healthcare Solutions of 7 percent and 9 percent, respectively.

The increases in Integrated Network Solutions segment operating income and operating margin percentage and the decreases in Integrated Network Solutions segment gross margin percentage, operating expenses and operating expenses as a percentage of revenue in the first three quarters of fiscal 2013 compared with the first three quarters of fiscal 2012 were primarily for the same reasons as noted above regarding the third quarters of fiscal 2013 and 2012. Operating expenses in the first three quarters of fiscal 2012 included $30.4 million of charges recorded for integration and other costs associated with our acquisitions of CapRock, Schlumberger GCS and Carefx.

Government Communications Systems Segment

	Quarter Ended			Three Quarters Ended
	March 29, 2013	March 30, 2012	% Inc/ (Dec)	March 29, 2013	March 30, 2012	% Inc/ (Dec)
	(Dollars in millions)
Revenue	$442.4	$470.5	(6.0)%	$1,346.7	$1,336.6	0.8%
Cost of product sales and services	(321.7)	(350.1)	(8.1)%	(994.2)	(992.5)	0.2%

Gross margin	120.7	120.4	0.2%	352.5	344.1	2.4%
% of revenue	27.3%	25.6%		26.2%	25.7%

Operating expenses	(53.6)	(56.3)	(4.8)%	(152.8)	(154.0)	(0.8)%
% of revenue	12.1%	12.0%		11.3%	11.5%

Segment operating income	$67.1	$64.1	4.7%	$199.7	$190.1	5.0%

% of revenue	15.2%	13.6%		14.8%	14.2%

Third Quarter 2013 Compared With Third Quarter 2012: Government Communications Systems segment revenue in the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012 decreased primarily due to lower revenue from DoD customers.

Government Communications Systems segment operating income, operating margin percentage and gross margin percentage were higher in the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012, primarily driven by strong program performance, including the retirement of risk on certain space programs.

First Three Quarters 2013 Compared With First Three Quarters 2012: Government Communications Systems segment revenue in the first three quarters of fiscal 2013 compared with the first three quarters of fiscal 2012 increased slightly, benefiting from higher revenue from the Geostationary Operational Environmental Satellite — Series R (“GOES-R”) Ground and Antenna Segment weather programs for the National Oceanic and Atmospheric Administration (“NOAA”) and the Space Network Ground Segment Sustainment (“SGSS”) program for NASA within Civil Programs, and from various classified programs within National Intelligence Programs, partially offset by lower revenue from DoD customers.

The increases in Government Communications Systems segment operating income, operating margin percentage and gross margin percentage in the first three quarters of fiscal 2013 compared with the first three quarters of fiscal 2012 were primarily for the same reasons noted above regarding the third quarters of fiscal 2013 and 2012.

Unallocated Corporate Expense and Corporate Eliminations

	Quarter Ended			Three Quarters Ended
	March 29, 2013	March 30, 2012	% Inc/(Dec)	March 29, 2013	March 30, 2012	% Inc/(Dec)
	(Dollars in millions)
Unallocated corporate expense	$14.0	$18.6	(24.7)%	$48.4	$59.2	(18.2)%
Corporate eliminations	1.8	2.4	(25.0)%	6.5	4.8	35.4%

Third Quarter 2013 Compared With Third Quarter 2012: The decrease in unallocated corporate expense in the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012 was primarily due to cost-reduction actions taken in fiscal 2012 and tight expense controls in fiscal 2013. The decrease in corporate eliminations in the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012 was primarily due to lower intersegment sales between IT Services in our Integrated Network Solutions segment and our Government Communications Systems segment.

First Three Quarters 2013 Compared With First Three Quarters 2012: The decrease in unallocated corporate expense in the first three quarters of fiscal 2013 compared with the first three quarters of fiscal 2012 was primarily for the same reasons noted above regarding the third quarters of fiscal 2013 and 2012. The increase in corporate eliminations in the first three quarters of fiscal 2013 compared with the first three quarters of fiscal 2012 was primarily due to higher intersegment sales between IT Services in our Integrated Network Solutions segment and our Government Communications Systems and RF Communications segments.

Restructuring and Other Actions

Subsequent to the end of the third quarter of fiscal 2013, on April 11, 2013, we announced that we expect to implement company-wide restructuring and other actions primarily in the fourth quarter of fiscal 2013, including workforce reductions, facility consolidation and prepayment of debt. These actions are being implemented to align resources with our current business outlook and challenging fiscal environment. In connection with these actions, we expect to incur total estimated pre-tax charges of $65 million to $115 million ($41 million to $72 million after-tax or $.37 to $.65 per diluted share), principally all of which charges are expected to be reflected in our results for the fourth quarter of fiscal 2013. The prepayment of debt relates to our announcement on April 26, 2013 that we will redeem in full our outstanding $300 million 5% Notes due October 1, 2015 on May 28, 2013 at a “make-whole” redemption price as set forth in the 5% Notes, and accordingly, we have reclassified the 5% Notes from long-term debt to current portion of long-term debt in our Condensed Consolidated Balance Sheet (Unaudited) as of March 29, 2013. We expect that approximately $65 million to $75 million of the total estimated charges will result in future cash expenditures. We expect to complete these restructuring and other actions by the end of fiscal 2014. The charges noted above are estimates, and actual charges may vary based upon various factors.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Three Quarters Ended
	March 29, 2013	March 30, 2012
	(In millions)
Net cash provided by operating activities	$513.2	$483.2
Net cash provided by (used in) investing activities	27.0	(190.3)
Net cash used in financing activities	(438.3)	(362.7)
Effect of exchange rate changes on cash and cash equivalents	1.1	1.9

Net increase (decrease) in cash and cash equivalents	103.0	(67.9)
Cash and cash equivalents, beginning of year	356.0	366.9

Cash and cash equivalents, end of quarter	$459.0	$299.0

Cash and cash equivalents: Our Condensed Consolidated Statement of Cash Flows (Unaudited) includes cash flows from Broadcast Communications through the February 4, 2013 sale date and from CIS. All line items on our Condensed Consolidated Balance Sheet (Unaudited) for fiscal 2012 have been adjusted to reflect Broadcast Communications and CIS as discontinued operations, and all line items on our Condensed Consolidated Balance Sheet (Unaudited) for fiscal 2013 have been adjusted to reflect CIS as discontinued operations. The impact of cash flows from Broadcast Communications and CIS to our consolidated cash flows was not material in the three quarters ended March 29, 2013 and March 30, 2012, other than for the impact of net cash provided by operating activities by Broadcast Communications to our net cash provided by operating activities, which is disclosed at “Net cash provided by operating activities” below.

Our cash and cash equivalents increased $103.0 million to $459.0 million at the end of the third quarter of fiscal 2013 from $356.0 million at the end of fiscal 2012. The increase was primarily due to $513.2 million of net cash provided by operating activities, $147.4 million of net proceeds from the sale of Broadcast Communications and $84.7 million of proceeds from exercises of employee stock options, partially offset by $274.6 million used to repurchase shares of our common stock, $124.6 million used to pay cash dividends, $123.8 million used for net repayments of borrowings and $131.5 million used for additions of property, plant, and equipment and capitalized software.

Our financial position remained strong at March 29, 2013. We ended the third quarter of fiscal 2013 with cash and cash equivalents of $459.0 million; we will have no long-term debt maturing until fiscal 2018 (based on our announcement on April 26, 2013 that we are exercising our option to redeem in full the entire outstanding $300 million principal amount of our 5% Notes due October 1, 2015 on May 28, 2013 at a “make-whole” redemption price as set forth in the 5% Notes); we have a senior unsecured $1 billion revolving credit facility that expires in September 2017 (approximately $600 million of which was available to us as of March 29, 2013 due to the consolidated total indebtedness to total capital ratio limit in the covenants in such credit facility); and we do not have any material defined benefit pension plan obligations.

Given our current cash position, outlook for funds generated from operations, credit ratings, available credit facility, cash needs and debt structure, we have not experienced to date, and do not expect to experience, any material issues with liquidity, although we can give no assurances concerning our future liquidity, particularly in light of the U.S. Government budget uncertainties and the state of global commerce and financial uncertainty.

We also currently believe that existing cash (including cash from the closing of the sale of Broadcast Communications), funds generated from operations, our credit facility and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, repurchases under our share repurchase program, our planned redemption in full of a portion of our long-term debt as noted above and potential acquisitions for the next 12 months and for the reasonably foreseeable future thereafter. We anticipate tax payments over the next three years to be approximately equal to our tax expense for the same period. Other than those cash outlays noted in the “Commercial Commitments and Contractual Obligations” discussion below in this MD&A, capital expenditures, repurchases under our share repurchase program, our planned redemption in full of a portion of our long-term debt as noted above and potential acquisitions, no other significant cash outlays are anticipated during the remainder of fiscal 2013.

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

Net cash provided by operating activities: Our net cash provided by operating activities was $513.2 million in the first three quarters of fiscal 2013 compared with $483.2 million in the first three quarters of fiscal 2012. Cash flow from operations was positive in all of our business segments in the first three quarters of fiscal 2013. The increase in net cash provided by operating activities in the first three quarters of fiscal 2013 compared with the first three quarters of fiscal 2012 was primarily due to the increase in cash collections at all of our business segments. Our net cash provided by operating activities included $8 million and $32 million, respectively, of net cash provided by operating activities by Broadcast Communications in the first three quarters of fiscal 2013 and 2012.

Net cash provided by (used in) in investing activities: Our net cash provided by investing activities was $27.0 million in the first three quarters of fiscal 2013 compared with net cash used in investing activities of $190.3 million in the first three quarters of fiscal 2012. Net cash provided by investing activities in the first three quarters of fiscal 2013 primarily consisted of $147.4 million of net proceeds from the sale of Broadcast Communications and $11.9 million of proceeds from the sale of securities available-for-sale, partially offset by $124.9 million used for property, plant and equipment additions and $6.6 million used for capitalized software additions. Net cash used in investing activities in the first three quarters of fiscal 2012 primarily consisted of $157.4 million of property, plant and equipment additions, $17.9 million of capitalized software additions and $14.0 million of net cash paid for acquired businesses. Our total capital expenditures, including capitalized software, in fiscal 2013 are expected to be between $185 million and $195 million.

Net cash used in financing activities: Our net cash used in financing activities was $438.3 million in the first three quarters of fiscal 2013 compared with $362.7 million in the first three quarters of fiscal 2012. Net cash used in financing activities in the first three quarters of fiscal 2013 consisted of $274.6 million used to repurchase shares of our common stock, $124.6 million used to pay cash dividends and $123.8 million used for net repayments of borrowings, partially offset by $84.7 million of proceeds from exercises of employee stock options. Net cash used in financing activities in the first three quarters of fiscal 2012 consisted of $448.4 million used to repurchase shares of our common stock and $102.2 million used to pay cash dividends, partially offset by $165.2 million of net proceeds from borrowings to partially fund such uses and $22.7 million of proceeds from exercises of employee stock options.

Common Stock Repurchases

During the third quarter of fiscal 2013, we used $160.0 million to repurchase 3,377,202 shares of our common stock under our repurchase program at an average price per share of $47.38, including commissions. During the third quarter of fiscal 2012, we used $25.0 million to repurchase 570,600 shares of our common stock under our repurchase program at an average price per share of $43.82, including commissions. During the first three quarters of fiscal 2013, we used $260.0 million to repurchase 5,477,621 shares of our common stock under our repurchase program at an average price per share of $47.47, including commissions. During the first three quarters of fiscal 2012, we used $442.0 million to repurchase 11,639,405 shares of our common stock under our repurchase program at an average price per share of $37.97, including commissions. Although we can give no assurance, we intend to use an additional $140 million to repurchase shares of our common stock under our repurchase program during the fourth quarter of fiscal 2013. In the third quarter of fiscal 2013 and third quarter of fiscal 2012, $0.4 million and $0.1 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. In the first three quarters of fiscal 2013 and first three quarters of fiscal 2012, $14.6 million and $6.4 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares repurchased by us are cancelled and retired.

On July 30, 2011, our Board of Directors approved a share repurchase program that replaced our previous program and authorized us to repurchase up to $1 billion in shares of our common stock. As of March 29, 2013, we had a remaining authorization to repurchase approximately $273 million in shares of our common stock under our repurchase program, which does not have a stated expiration date. Our repurchase program has resulted, and is expected to continue to result, in repurchases in excess of the dilutive effect of shares issued under our share-based incentive plans. However, the level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. Repurchases are expected to be funded with available cash and commercial paper and may be made through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time.

Additional information regarding share repurchases during the third quarter of fiscal 2013 and our repurchase program is set forth in this Report under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”

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

Short-Term Debt: Our short-term debt at March 29, 2013, December 28, 2012, September 28, 2012 and June 29, 2012 was $25.0 million, $38.1 million, $82.4 million and $159.4 million, respectively, and primarily consisted of commercial paper issued to fund repurchases we made under our share repurchase program during the first quarter of fiscal 2012. Our commercial paper program was supported, at March 29, 2013, December 28, 2012 and September 28, 2012, by our $1 billion 2012 Credit Facility and, at June 29, 2012, by our prior senior unsecured revolving credit facilities under the 2008 Credit Agreement and the Amended 364-Day Credit Agreement. The lower amounts of short-term debt at March 29, 2013, December 28, 2012 and September 28, 2012 compared with June 29, 2012 were primarily due to repayment and retirement of outstanding commercial paper.

Long-Term Debt: On April 26, 2013, we announced that we are exercising our option to redeem in full the entire outstanding $300 million principal amount of our 5% Notes due October 1, 2015 on May 28, 2013 at a “make-whole” redemption price as set forth in the 5% Notes, and accordingly, we have reclassified the 5% Notes from long-term debt to current portion of long-term debt in our Condensed Consolidated Balance Sheet (Unaudited) as of March 29, 2013.

Other: We have an automatically effective, universal shelf registration statement, filed with the SEC on February 27, 2013, related to the potential future issuance of an indeterminate amount of securities, including debt securities, preferred stock, common stock, fractional interests in preferred stock represented by depositary shares and warrants to purchase debt securities, preferred stock or common stock.

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

Currently we are not participating in any material transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of March 29, 2013, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our results of operations, financial condition or cash flows. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, financial condition or cash flows.

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

Commercial Commitments and Contractual Obligations

The amounts disclosed in our Fiscal 2012 Form 10-K include our contractual obligations and commercial commitments. During the first three quarters ended March 29, 2013, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding surety bonds, standby letters of credit and other arrangements as disclosed in our Fiscal 2012 Form 10-K. Although not contractually obligated to do so, as noted above, on April 26, 2013, we announced that we are exercising our option to redeem in full the entire outstanding $300 million principal amount of our 5% Notes due October 1, 2015 on May 28, 2013 at a “make-whole” redemption price as set forth in the 5% Notes.

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

Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each development and production contract over its period of performance. Recognition of profit on development and production fixed-price contracts requires estimates of the total cost at completion and the measurement of progress toward completion. The estimated profit or loss on a development and production contract is equal to the difference between the estimated contract value and the estimated total cost at completion. Due to the long-term nature of many of our programs, developing the estimated total cost at completion often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance, the risk and impact of delayed performance, availability and timing of funding from the customer and the recoverability of any claims outside the original development and production contract included in the estimate to complete. At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion in line with these expectations. After establishing the estimated total cost at completion, we follow a standard Estimate at Completion process in which management reviews the progress and performance on our ongoing development and production contracts at least quarterly and, in many cases, more frequently. If we successfully retire risks associated with the technical, schedule and cost aspects of a contract, we may lower our estimated total cost at completion commensurate with the retirement of these risks. Conversely, if we are not successful in retiring these risks, we may increase our estimated total cost at completion. Additionally, at the outset of a cost-reimbursable contract (for example, contracts containing award or incentive fees), we establish an estimate of total contract value, or revenue, based on our expectation of performance on the contract. As the cost-reimbursable contract progresses, our estimates of total contract value may increase or decrease if, for example, we receive higher or lower than expected award fees. When adjustments in estimated total costs at completion or in estimates of total contract value are determined, the related impact to operating income is recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Anticipated losses on development and production contracts or programs in progress are charged to operating income when identified. We have not made any material changes in the methodologies used to recognize revenue on development and production contracts or to estimate our costs related to development and production contracts in the past three fiscal years.

Estimate at Completion adjustments had the following impacts to operating income for the periods presented:

	Quarter Ended		Three Quarters Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	(Dollars in millions)
Favorable adjustments	$25.6	$25.9	$74.3	$59.2
Unfavorable adjustments	(9.4)	(10.0)	(32.4)	(29.3)

Net operating income adjustments	$16.2	$15.9	$41.9	$29.9

There were no individual impacts to operating income due to Estimate at Completion adjustments in the quarter and three quarters ended March 29, 2013 or in the quarter and three quarters ended March 30, 2012 that were material to our results of operations on a consolidated or segment basis for such periods.

Impact of Recently Issued Accounting Standards

Accounting standards issued but not effective for us until after March 29, 2013 are not expected to have a material impact on our financial position, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed in or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new products, services or developments; future economic conditions, performance or outlook; the outcome of contingencies; the potential level of share repurchases; the potential redemption of long-term debt; the value of our contract awards and programs; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Report and are not guarantees of future performance or actual results. Forward-looking statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The following are some of the factors we believe could cause our actual results to differ materially from our historical results or our current expectations or projections:

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

•

The continued effects of the general downturn and weakness in the global economy and the U.S. Government’s budget deficits, national debt, continuing resolutions and sequestration could have an adverse impact on our business, operating results or financial condition.

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

Foreign Exchange and Currency: We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at March 29, 2013 would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note N — Derivative Instruments and Hedging Activities in the Notes for additional information.

Interest Rates: As of March 29, 2013, we had long-term debt obligations. The fair value of our long-term debt obligations is impacted by changes in interest rates; however, a 10 percent change in interest rates for our long-term debt obligations at March 29, 2013 would not have had a material impact on the fair value of such long-term debt obligations. Additionally, there is no interest rate risk associated with our long-term debt obligations on our results of operations and cash flows, because the interest rates on our long-term debt obligations are fixed, and because our long-term debt is not putable (redeemable at the option of the holders of the debt prior to maturity).

As of March 29, 2013, we also had short-term variable-rate debt outstanding, primarily under our commercial paper program, subject to interest rate risk. We utilize our commercial paper program to satisfy short-term cash requirements, including bridge financing for strategic acquisitions until longer-term financing arrangements are put in place and temporarily funding repurchases under our share repurchase program. The interest rate risk associated with this short-term debt on our results of operations and cash flows is not material.

We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term debt obligations or on our results of operations or cash flows over the next twelve months.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal quarter ended March 29, 2013, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of the fiscal quarter ended March 29, 2013 our disclosure controls and procedures were effective.

(b) Changes in internal control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and adding additional monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

General. From time to time, as a normal incident of the nature and kind of businesses in which we are, and were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; the prior sale or use of former products containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. While it is not feasible to predict the outcome of these matters with certainty, and some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us, based upon available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at March 29, 2013 are reserved against, covered by insurance or would not have a material adverse effect on our financial condition, results of operations or cash flows.

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

International. As an international company, we are, from time to time, the subject of investigations relating to our international operations, including under the U.S. export control laws, the Foreign Corrupt Practices Act (“FCPA”) and similar U.S. and international laws. As disclosed in our Fiscal 2012 Form 10-K, on April 4, 2011, we completed the acquisition of Carefx and thereby also acquired its subsidiaries, including in China (“Carefx China”). The consolidated revenue of the Carefx China operations for fiscal 2012 was approximately $1.4 million, or less than 0.1% of our consolidated revenue. In connection with our integration activities and the subsequent audit of the financials of the Carefx China operations, we became aware that certain entertainment, travel and other expenses in connection with the Carefx China operations may have been incurred or recorded improperly. In response, with the concurrence of our Audit Committee, we initiated an internal investigation, with the assistance of outside legal counsel, to determine whether violations of the FCPA potentially occurred. In the course of our investigation, we learned that certain employees of the Carefx China operations had provided pre-paid gift cards and other gifts and payments to certain customers, potential customers, consultants and government regulators. In the spring and summer of 2012, we took certain remedial actions related to the Carefx China operations, including changes to internal control procedures, termination of the gift-giving practice, additional compliance training and termination of the employment of certain individuals. In September 2012, we terminated our involvement in the Carefx China sales operation that is the subject of our investigation. The preliminary results of our investigation have been disclosed to our Audit Committee, Board of Directors and auditors, and voluntarily to the U.S. Department of Justice (“DoJ”) and the SEC. The SEC and DOJ have initiated investigations with respect to this matter, and we have received a voluntary request for documents and information from them. Also, the SEC issued a formal order of investigation related to this matter on April 23, 2013. It is our intent to fully cooperate with such investigations. We cannot predict at this time the duration or scope of, developments in, results of, or any regulatory action or other potential consequences from, such investigations or otherwise in connection with this matter. However, based on the information available to date, we do not believe that this matter will have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the third quarter of fiscal 2013, we repurchased 3,377,202 shares of our common stock under our repurchase program at an average price per share of $47.36, excluding commissions. During the third quarter of fiscal 2012, we repurchased 570,600 shares of our common stock under our repurchase program at an average price per share of $43.80, excluding commissions. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired.

The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended March 29, 2013:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)

Month No. 1
(December 29, 2012-January 25, 2013)
Repurchase Programs (1)	None	n/a	None	$433,312,012
Employee Transactions (2)	6,279	$49.63	n/a	n/a
Month No. 2
(January 26, 2013-Februay 22, 2013)
Repurchase Programs (1)	2,413,800	$47.15	2,413,800	$319,510,187
Employee Transactions (2)	49,780	$45.70	n/a	n/a
Month No. 3
(February 23, 2013-March 29, 2013)
Repurchase Programs (1)	963,402	$47.88	963,402	$273,379,557
Employee Transactions (2)	1,513	$46.96	n/a	n/a

Total	3,434,774	$47.34	3,377,202	$273,379,557

*	Periods represent our fiscal months.
(1)	On August 2, 2011, we announced that on July 30, 2011, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $1 billion in shares of our common stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. Our share repurchase program does not have a stated expiration date and has resulted, and is expected to continue to result, in repurchases in excess of the dilutive effect of shares issued under our share-based incentive plans. The approximate dollar amount of our common stock that may yet be purchased under our share repurchase program as of March 29, 2013 was $273,379,557 (as reflected in the table above). However, the level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. As a matter of policy, we do not repurchase shares during the period beginning on the 15th day of the third month of a fiscal quarter and ending two days following the public release of earnings and financial results for such fiscal quarter.
(2)	Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised stock options, (b) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance shares or restricted shares that vested during the quarter, (c) performance shares or restricted shares returned to us upon retirement or employment termination of employees or (d) shares of our common stock purchased, or sold to us, by the Harris Corporation Master Rabbi Trust, with the trustee thereof acting at our direction, to fund obligations of the Rabbi Trust under our deferred compensation plans. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.

Sales of Unregistered Securities

During the third quarter of fiscal 2013, we did not issue or sell any unregistered equity securities.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:

(2)

(a) First Amendment to Asset Sale Agreement, dated January 31, 2013, by and between Harris Corporation and HBC Solutions, Inc. (formerly known as Gores Broadcast Solutions, Inc.).

(b) Amendment to Asset Sale Agreement, dated February 3, 2013, by and between Harris Corporation and HBC Solutions, Inc. (formerly known as Gores Broadcast Solutions, Inc.).

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

(10)

(a) Amendment Number Three to the Harris Corporation Retirement Plan (amended and restated effective January 1, 2011), dated January 31, 2013 and effective as of February 4, 2013.

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

HARRIS CORPORATION
(Registrant)

Date: May 1, 2013	By:	/s/ Gary L. McArthur
Gary L. McArthur
Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Description

(2)

(a) First Amendment to Asset Sale Agreement, dated January 31, 2013, by and between Harris Corporation and HBC Solutions, Inc. (formerly known as Gores Broadcast Solutions, Inc.).

(b) Amendment to Asset Sale Agreement, dated February 3, 2013, by and between Harris Corporation and HBC Solutions, Inc. (formerly known as Gores Broadcast Solutions, Inc.).

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

(10)

(a) Amendment Number Three to the Harris Corporation Retirement Plan (amended and restated effective January 1, 2011), dated January 31, 2013 and effective as of February 4, 2013.

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